Form 10-Q
period 2005-04-30
VeriFone Holdings, Inc.
filed 2005-06-03
CIK 1312073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-32465

VERIFONE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3692546
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2099 Gateway Place, Suite 600

San Jose, CA 95110

(Address of principal executive offices with zip code)

(408) 232-7800

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   ☐   NO   ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    YES ☐   NO ☒

At May 31, 2005, the number of shares outstanding of the registrant’s common stock, $0.01 par value was 65,087,393.

Table of Contents

VeriFone Holdings, Inc.

INDEX

PART I – FINANCIAL INFORMATION
Item 1	Financial Statements:
Condensed Consolidated Balance Sheets - April 30, 2005 and October 31, 2004
Condensed Consolidated Statements of Operations – Three and Six Months Ended April 30, 2005 and 2004
Condensed Consolidated Statements of Cash Flows – Six Months Ended April 30, 2005 and 2004
Notes to Condensed Consolidated Financial Statements
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4	Controls and Procedures

PART II – OTHER INFORMATION
Item 1	Legal Proceedings
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
Item 6	Exhibits
Signatures
Exhibit Index
Certifications

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VERIFONE HOLDINGS, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	April 30,	October 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,742	$12,705
Accounts receivable, net of allowances for doubtful accounts of $1,551 and $2,535	69,002	77,839
Inventories	47,353	32,113
Deferred and prepaid tax assets	4,615	4,548
Prepaid expenses and other current assets	18,256	9,208
Total current assets	147,968	136,413

Equipment and improvements, net	6,222	5,754
Purchased intangible assets, net	24,509	22,234
Goodwill	57,840	53,224
Deferred tax assets	14,414	11,508
Debt issuance costs, net	10,875	11,500
Other assets	5,085	4,986

Total assets	$266,913	$245,619

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$43,656	$43,702
Income taxes payable	14,147	13,749
Accrued compensation	10,850	11,652
Accrued warranty	3,356	2,651
Deferred revenue	17,354	14,152
Deferred tax liabilities	1,149	459
Accrued expenses	3,419	8,067
Other current liabilities	21,889	14,271
Current portion of long-term debt	2,171	2,308
Total current liabilities	117,991	111,011

Accrued warranty	841	1,144
Deferred revenue	6,697	5,872
Other long-term debt, less current portion	258,824	259,879
Deferred tax liabilities	1,987	1,726
Other long-term liabilities	1,009	1,374

Commitments and contingencies

Stockholders’ deficit:
Voting Common Stock	564	564
Nonvoting Common Stock	—	—
Additional paid-in-capital	705	146
Deferred stock-based compensation	(536)	(146)
Accumulated deficit	(121,574)	(136,218)
Accumulated other comprehensive income	405	267
Total stockholders’ deficit	(120,436)	(135,387)

Total liabilities and stockholders’ deficit	$266,913	$245,619

See accompanying notes.

VERIFONE HOLDINGS, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2005	2004	2005	2004
	(unaudited)
Net revenues:
System Solutions	$105,414	$78,554	$203,403	$155,702
Services	12,479	10,923	25,773	21,724
Total net revenues	117,893	89,477	229,176	177,426
Cost of net revenues:
System Solutions	63,420	47,322	124,529	93,933
Services	7,043	5,947	14,593	12,936
Total cost of net revenues	70,463	53,269	139,122	106,869

Gross profit	47,430	36,208	90,054	70,557
Operating expenses:
Research and development	10,457	8,513	19,951	15,754
Sales and marketing	12,932	11,229	24,976	21,388
General and administrative	6,787	5,270	13,491	11,329
Amortization of purchased intangible assets	1,346	2,550	2,650	5,100
Total operating expenses	31,522	27,562	61,068	53,571

Operating income (loss)	15,908	8,646	28,986	16,986

Interest expense	(4,468)	(2,573)	(8,762)	(5,410)
Other income (expense), net	29	(464)	(171)	(772)
Income (loss) before income taxes	11,469	5,609	20,053	10,804
Provision for income taxes	2,662	2,636	5,409	5,078

Net income	8,807	2,973	14,644	5,726
Accrued dividends on preferred stock	—	1,868	—	3,695
Net Income attributable to common stockholders	$8,807	$1,105	$14,644	$2,031

Net income per common share:
Basic	$0.16	$0.02	$0.27	$0.04
Diluted	$0.15	$0.02	$0.26	$0.04

Weighted-average shares used in computing of net income per common share:
Basic	53,403	49,727	53,389	49,607
Diluted	57,084	56,882	57,022	56,882

See accompanying notes.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Six Months Ended
	April 30,
	2005	2004
	(unaudited)
Cash flows from operating activities
Net income	$14,644	$5,726
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of purchased intangibles	6,305	10,562
Depreciation and amortization of equipment and improvements	1,437	1,025
Amortization of capitalized software	523	168
Amortization of interest rate caps	47	—
Accretion of debt discount	—	218
Amortization of debt issuance costs	635	442
Stock-based compensation	52	44
Changes in operating assets and liabilities:
Accounts receivable, net	9,604	(5,051)
Inventories	(15,240)	9,102
Deferred tax assets	(2,974)	—
Prepaid expenses and other current assets	39	(1,760)
Other assets	(326)	1,323
Accounts payable	(279)	(9,118)
Income taxes payable	398	(4,577)
Accrued compensation	(1,012)	102
Accrued warranty	402	(671)
Deferred revenue	3,139	3,076
Deferred tax liabilities	951	—
Accrued expenses and other liabilities	(4,449)	(2,559)

Net cash provided by operating activities	13,896	8,052

Cash flows from investing activities
Software development costs capitalized	(235)	(1,296)
Purchase of equipment and improvements	(1,410)	(849)
Acquisition of business, net of cash and cash equivalents	(13,317)	—

Net cash used in investing activities	(14,962)	(2,145)

Cash flows from financing activities
Proceeds from revolving promissory notes payable and revolver	19,100	125,440
Repayments of revolving promissory notes payable and revolver	(19,100)	(124,421)
Repayment of term promissory note	—	(10,000)
Repayment of long-term debt	(950)	—
Payment of IPO costs	(1,835)	—
Repayments of capital leases	(242)	(157)
Proceeds from issuance of common stock	117	5

Net cash used in financing activities	(2,910)	(9,133)
Effect of foreign currency exchange rate changes on cash	13	83
Net decrease in cash and cash equivalents	(3,963)	(3,143)
Cash and cash equivalents, beginning of period	12,705	5,877

Cash and cash equivalents, end of period	$8,742	$2,734

Supplemental disclosures of cash flow information
Cash paid for interest	$8,102	$5,257
Cash paid for taxes	$7,717	$8,858

Schedule of noncash transactions
Accrued dividends on preferred stock	$—	$3,695

See accompanying notes.

VERIFONE HOLDINGS, INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Description of Business

VeriFone Holdings, Inc. (“VeriFone” or the “Company”) was incorporated in the state of Delaware on June 13, 2002 in order to effectively acquire 88% of the outstanding common stock of VeriFone, Inc. on July 1, 2002. Prior to the Company’s initial public offering on May 4, 2005, (see Note 13, Subsequent Events), VeriFone was majority owned by GTCR Fund VII, L.P., an equity fund managed by GTCR Golder Rauner, LLC, or GTCR, a private equity firm. Following the Company’s initial public offering, equity funds managed by GTCR owned 49.7% of the outstanding common stock of the Company. VeriFone, Inc. designs, markets, and services transaction automation systems that enable secure electronic payments among consumers, merchants, and financial institutions.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements (Interim Financial Statements) include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of April 30, 2005, the condensed consolidated statements of operations for the three and six months ended April 30, 2005 and 2004, and the condensed consolidated statements of cash flows for the six months ended April 30, 2005 and 2004 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and with Article 10 of Regulation S-X. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position at April 30, 2005, its results of operations for the three and six months ended April 30, 2005 and 2004, and its cash flows for the six months ended April 30, 2005 and 2004. The results for the interim periods are not necessarily indicative of the results to be expected for any future period. The condensed consolidated balance sheet as of October 31, 2004 has been derived from the audited consolidated balance sheet as of that date. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Registration Statement on Form S-1, as amended (File No. 333-121947), which was declared effective by the SEC on April 29, 2005.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the condensed consolidated financial statements.

Revenue Recognition

The Company’s revenue recognition policy is consistent with the requirements of Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables, Statement of Position 97-2 (“SOP 97-2”), Software Revenue Recognition, Statement of Position 81-1 (“SOP 81-1”) Accounting for Performance of Construction-Type and Certain Production Type Contracts, Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, and other applicable revenue recognition guidance and interpretations.

The Company records revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable and (iv) collectibility is reasonably assured. Cash received in advance of revenue recognition is recorded as deferred revenue.

Net revenues from System Solutions sales to end-users, resellers, value added resellers and distributors are predominately recognized upon shipment of the product. End-users, resellers, value added resellers and distributors generally have no rights of return, stock rotation rights or price protection.

The Company’s System Solutions sales include software that is incidental to the electronic payment devices and services included in its sales arrangements.

The Company enters revenue arrangements for individual products or services. As a System Solutions provider, the Company’s sales arrangements often include support services in addition to electronic payment devices (“multiple deliverables”). These services may include installation, training, consulting, customer support and/or refurbishment arrangements.

Revenue arrangements with multiple deliverables are evaluated to determine if the deliverables (items) can be divided into more than one unit of accounting. An item can generally be considered a separate unit of accounting if all of the following criteria are met:

•                  The delivered item(s) has value to the customer on a standalone basis;

•                  There is objective and reliable evidence of the fair value of the undelivered item(s); and

•                  If the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company.

Items which do not meet these criteria are combined into a single unit of accounting. If there is objective and reliable evidence of fair value for all units of accounting, the arrangement consideration is allocated to the separate units of accounting based on their relative fair values. In cases where there is objective and reliable evidence of the fair value(s) of the undelivered item(s) in an arrangement but no such evidence for one or more of the delivered item(s), the residual method is used to allocate the arrangement consideration. In cases in which there is not objective and reliable evidence of the fair value(s) of the undelivered item(s), the Company defers all revenue for the arrangement until the period in which the last item is delivered.

For revenue arrangements with multiple deliverables, upon shipment of its electronic payment devices the Company has fair value for all remaining undelivered elements and recognizes the residual amount within the arrangement as revenue for the delivered items as prescribed in EITF 00-21. Revenues for the Company’s arrangements that include multiple elements are allocated to each undelivered element based on the fair value of each element. Fair value is determined based on the price charged when each element is sold separately and/or the price charged by third parties for similar services.

Net revenues from services such as customer support and refurbishment arrangements are initially deferred and then recognized on a straight-line basis over the term of the contract. Net revenues from services such as installations, equipment repairs, training and consulting are recognized as the services are rendered.

For software development contracts, the Company recognizes revenue on the completed contracts method pursuant to SOP 81-1. During the period of performance of such contracts, billings and costs are accumulated on the balance sheet, but no profit is recorded before completion or substantial completion of the work. The Company uses customers’ acceptance of such products as the specific criteria to determine when such contracts are substantially completed. Provisions for losses on these contracts are recorded in the period they become evident.

In addition, the Company sells products to leasing companies that, in turn, lease these products to end-users. In transactions where the leasing companies have no recourse to the Company in the event of default by the end-user, the Company recognizes revenue at the point of shipment or point of delivery, depending on the shipping terms and if all the other revenue recognition criteria have been met. In arrangements where the leasing companies have substantive recourse to the Company in the event of default by the end-user, the Company recognizes both the product revenue and the related cost of the product as the payments are made to the leasing company by the end-user, generally ratably over the lease term.

Fair Value of Financial Instruments

Financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, notes payable, foreign currency exchange contracts and interest rate caps. The estimated fair value of these instruments, except for the promissory notes payable to shareholders and interest rate caps, approximates their carrying value due to the short period of time to their maturities. Due to the related party nature of the promissory notes payable to shareholders, fair value is not readily determinable. The fair value of financial hedge instruments are based on quotes from brokers using market prices for those or similar instruments.

Derivative Financial Instruments

The Company uses financial instruments from time to time, such as foreign currency forward contracts, to fix a portion of, but not all, existing and anticipated foreign currency denominated transactions. The terms of financial instruments used are generally consistent with the timing of the foreign currency transactions. Under its foreign currency risk management strategy, the Company utilizes derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. This financial exposure is monitored and managed by the Company as an integral part of its overall risk management program which focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results. The Company also enters into interest rate caps in managing its interest rate risk on its variable rate Credit Facility.

The Company records derivatives on the balance sheet at fair value. Changes in the fair value of derivatives which do not qualify or are not effective as hedges are recognized currently in earnings. The Company does not use derivative financial instruments for speculative or trading purposes, nor does it hold or issue leveraged derivative financial instruments.

The Company formally documents relationships between hedging instruments and associated hedged items. This documentation includes: identification of the specific foreign currency asset, liability or forecasted transaction being hedged; the nature of the risk being hedged; the hedge objective; and, the method of assessing hedge effectiveness. Hedge effectiveness is formally assessed, both at hedge inception and on an ongoing basis, to determine whether the derivatives used in hedging transactions are highly effective in offsetting changes in foreign currency denominated assets, liabilities and anticipated cash flow or hedged items. When an anticipated transaction is no longer likely to occur, the corresponding derivative instrument is de-designated as a hedge, and changes in fair value of the instrument are recognized in net income. Through April 30, 2005, there had been no derivative instruments that had become ineffective once designated.

The Company’s international sales are primarily denominated in U.S. dollars. For foreign currency denominated sales, however, the volatility of the foreign currency markets represents risk to the Company’s margins. The Company defines its exposure as the risk of changes in the functional-currency-equivalent cash flows (generally U.S. dollars) attributable to changes in the related foreign currency exchange rates. In fiscal year 2004 and the first two fiscal quarters of 2005, the Company entered into certain transactions with forward foreign currency contracts with critical terms designed to match those of the underlying exposure. The Company did not qualify these forward sales contracts as hedging instruments and, as such, records the changes in the fair value of these derivatives immediately in other income (expense), net in the Company’s accompanying condensed consolidated statements of operations.  As of October 31, 2004, the Company had outstanding foreign currency forward contracts to sell Brazilian reais and Australian dollars with notional amounts of $2.0 million and $2.6 million, respectively.  As of April 30, 2005, the Company had entered into foreign currency forward contracts to sell Brazilian reais and Australian dollars with notional amounts of $2.5 million and $2.2 million, respectively. All of the Company’s foreign currency forward contracts have original maturities of 35 days or less. The gains or losses on foreign currency forward contracts are recorded in other income (expense), net in the Company’s accompanying condensed consolidated statements of operations.

The Company is exposed to interest rate risk related to its debt, which bears interest based upon the LIBOR rate. On June 30, 2004, the Company entered into a secured credit facility (the “Credit Facility”) with a syndicate of financial institutions, led by Banc of America Securities and Credit Suisse First Boston. Under the Credit Facility, the Company is required to fix the interest rate-through swaps, rate caps, collars and similar agreements with respect to at least 30% of the outstanding principal amount of all loans and other indebtedness that have floating interest rates. This interest rate protection must extend through June 30, 2006. In July 2004, the Company purchased a two-year interest rate cap with a notional amount of $50 million under which the Company will receive interest payments if the three-month LIBOR rate exceeds 4%. In July 2004, the Company purchased one-year interest rate caps with combined notional amounts of $140 million under which the Company will receive interest payments if the three-month LIBOR rate exceeds 5%. The Company purchased the interest rate caps for a total of $359,000, which was recorded in prepaid expenses and other current assets in the condensed consolidated balance sheet and is being amortized as interest expense over the life of the caps. Since July 2004, three-month LIBOR has remained under 4% and the Company has not received any interest payments to date. Additionally, in March 2005, the Company purchased a one-year interest rate cap with an effective date of July 2005 and a notional amount of $30 million under which the Company will receive interest payments if the three-month LIBOR rate exceeds 5%.

The interest rate caps were designated as cash flow hedges and are recorded at fair value. Based upon valuations provided by a third party financial institution, the fair value of the interest rate caps as of October 31, 2004 was $69,000 which was recorded in prepaid expenses and other current assets in the condensed consolidated balance sheet, with the related $247,000 unrealized loss recorded as a component of accumulated other comprehensive income, net of $96,000 tax benefit. The fair value of the interest rate caps as of April 30, 2005 was $95,000 which was recorded in prepaid expenses and other current assets in the condensed consolidated balance sheet, with the related $203,000 unrealized loss recorded as a component of accumulated other comprehensive income, net of $79,000 tax benefit.

Stock-Based Compensation

Stock-based awards to employees are accounted for under the intrinsic-value method. Accordingly, deferred stock-based compensation is recognized for an option or share purchase right that has an exercise price that is less than the fair value of the common shares and is calculated as the difference between the option exercise price or share purchase right exercise price at the date of grant and the fair value of the Company’s common shares at that date. Such deferred stock-based compensation is amortized using the straight-line method over the vesting period, generally a maximum of five years.

Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options granted under the fair value method. The fair value of each stock option and stock purchase right was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2005	2004	2005	2004

Expected life of the options	4 years	4 years	4 years	4 years
Risk-free interest rate	3.8%	2.6%	3.7%	2.6%
Expected stock price volatility	58%	80%	61%	80%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods using the straight-line method. The Company’s pro forma information is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2005	2004	2005	2004

Net income attributable to common stockholders - as reported	$8,807	$1,105	$14,644	$2,031
Plus: stock-based employee compensation expense included in reported net income attributable to common stockholders	38	22	52	44
Less: total stock-based employee compensation expense determined under fair value based method for all awards	(188)	(32)	(300)	(64)

Net income attributable to common stockholders	$8,657	$1,095	$14,396	$2,011

Basic net income per common share - as reported	$0.16	$0.02	$0.27	$0.04
Basic net income per common share - pro forma	$0.16	$0.02	$0.27	$0.04
Diluted net income per common share - as reported	$0.15	$0.02	$0.26	$0.04
Diluted net income per common share - pro forma	$0.15	$0.02	$0.25	$0.04

Earnings Per Common Share

Basic earnings per common share is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding for the period, less weighted average shares subject to repurchase. The diluted earnings per common share data is computed using the weighted average number of common shares outstanding plus the effect of common stock equivalents, unless the common stock equivalents are anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share amounts):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2005	2004	2005	2004

Basic and diluted net income (loss) per share:
Numerator:
Net income attributable to common stockholders	$8,807	$1,105	$14,644	$2,031

Denominator:
Weighted-average shares of voting and non voting common stock outstanding	56,423	54,305	56,424	54,305
Less: weighted-average shares subject to repurchase	(3,020)	(4,578)	(3,035)	(4,698)

Weighted average shares used in computing basic net income per common share	53,403	49,727	53,389	49,607

Add dilutive securities:
Weighted-average shares subject to repurchase	3,020	4,578	3,035	4,698
Warrants to purchase voting common stock	—	2,577	—	2,577
Restricted stock and stock options	661	—	598	—

Weighted average shares used in computing diluted net income per common share	57,084	56,882	57,022	56,882

Net income per common share:
Basic	$0.16	$0.02	$0.27	$0.04
Diluted	$0.15	$0.02	$0.26	$0.04

For the three months ended April 30, 2005, all options to purchase Common Stock were included in the calculation of weighted average shares for diluted net income per share. For the six months ended April 30, 2005, 2,247,700 options to purchase Common Stock were excluded from the calculation of weighted averages shares for diluted net income per share as they were antidilutive. For the three and six month periods ended April 30, 2004, 821,400 shares of Common Stock were excluded from the calculation of weighted averages shares for diluted net income per share as they were anti-dilutive.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”), issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“Statement 151”). Statement 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of Statement 151 are effective for fiscal periods beginning after June 15, 2005. The adoption of Statement 151 is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“Statement 123”). Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Early adoption is permitted. Statement 123(R) was originally effective for fiscal periods beginning after June 15, 2005. In April, 2005, the Securities and Exchange Commission amended the effective date of Statement 123(R) to the first interim period of the fiscal year beginning after June 15, 2005. The Company is considering early adoption of Statement 123(R) but has not yet quantified the impact on our consolidated statement of operations.

Note 3.  Balance Sheet and Statement of Operations Detail

Inventories

Inventories consist of the following (in thousands):

	April 30,	October 31,
	2005	2004

Raw materials	$4,691	$6,104
Work-in-process	2,523	2,143
Finished goods	40,139	23,866

	$47,353	$32,113

Purchased Intangible Assets

Purchased intangible assets subject to amortization consist of the following (in thousands):

	Gross Carrying Amount			Accumulated Amortization			Net	Net
	October 31,		April 30,	October 31,		April 30,	April 30,	October 31,
	2004	Additions	2005	2004	Additions	2005	2005	2004

Developed technology	$26,304	$4,500	$30,804	$(21,831)	$(2,211)	$(24,042)	$6,762	$4,473
Core technology	14,442	—	14,442	(6,741)	(1,444)	(8,185)	6,257	7,701
Trade name	22,225	—	22,225	(12,165)	(2,468)	(14,633)	7,592	10,060
Customer relationships	11,634	4,080	15,714	(11,634)	(182)	(11,816)	3,898	—

	$74,605	$8,580	$83,185	$(52,371)	$(6,305)	$(58,676)	$24,509	$22,234

Additions during the quarter ended April 30, 2005, relate to the acquisition of certain assets of GO Software, which occurred on March 1, 2005.

Amortization of purchased intangibles was allocated as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004

Included in cost of net revenues	$1,693	$2,468	$3,655	$5,462
Included in operating expenses	1,346	2,550	2,650	5,100
	$3,039	$5,018	$6,305	$10,562

Estimated amortization expense as of April 30, 2005 is as follows (in thousands):

2005 (remaining six months)	$5,516
2006	9,816
2007	6,617
2008	1,622
2009	838
2010	100
$24,509

Warranty

The following table reconciles the changes to the product warranty liability for the period indicated (in thousands):

	Six months ended April 30,
	2005	2004

Balance, beginning of period	$3,795	$4,561
Warranty charged to cost of net revenues	1,572	777
Utilization of warranty	(1,577)	(1,370)
Changes in estimates	407	(78)

Balance, end of period	$4,197	$3,890

Note 4. Financing

The Company’s financings consisted of the following (in thousands):

	April 30,	October 31,
	2005	2004

Secured credit facility
Revolver	$—	$—
Term B loan	188,575	189,525
Second lien loan	72,000	72,000
Capital leases	420	662

	260,995	262,187
Less current portion	(2,171)	(2,308)

	$258,824	$259,879

Secured Credit Facility

On June 30, 2004, the Company entered into a secured credit facility (the “Credit Facility”) with a syndicate of financial institutions, led by Banc of America Securities and Credit Suisse First Boston. The Credit Facility consists of a Revolver permitting borrowings up to $30 million, a Term B Loan of $190 million, and a Second Lien Loan of $72 million. The Credit Facility is guaranteed by the Company and its subsidiaries and is secured by collateral including substantially all of the Company’s assets and stock of the Company’s subsidiaries.  As of April 30, 2005, the interest rate on the Term B Loan was 5.69% and the Second Lien credit facility was 9.19%. For the six months ended April 30, 2005 the weighted average interest rate on the Credit Facility was 5.89%. The Company also pays a commitment fee on the unused portion of the Revolver under its Credit Facility at a rate that varies between 0.375% and 0.5% per annum depending upon its consolidated total leverage ratio.

At the Company’s option, the Revolver bears interest at a rate of either 2.50% over the three-month LIBOR, which was 2.13% and 2.73% at October 31, 2004 and April 30, 2005, or 1.50% over the lender’s base rate, which was 4.75% and 5.75% at October 31, 2004 and April 30, 2005, respectively. The entire $30 million Revolver was available for borrowing to meet short-term working capital requirements at October 31, 2004 and April 30, 2005. At the Company’s option, borrowings on the Term B Loan bear interest at a rate of either 2.50% over the three-month LIBOR or 1.50% over the lender’s base rate. At the Company’s option, borrowings on the Second Lien Loan generally bear interest at a rate of either 6.00% over the three-month LIBOR or 5.00% over the lender’s base rate. See Note 13, Subsequent Events. Interest payments are due monthly, bi-monthly, quarterly or bi-quarterly at the Company’s option. The lender’s base rate is the greater of the Fed Funds rate plus 50 basis points or the Bank of America prime rate.

The respective maturity dates on the components of the Credit Facility are June 30, 2009, June 30, 2011 and December 31, 2011 for the Revolver, Term B Loan, and Second Lien Loan. On May 4, 2005, the Company used a portion of the net proceeds that it received from its initial public offering to repay in full the Second Lien Loan. See Note 13, Subsequent Events.

The terms of the Credit Facility require the Company to comply with financial covenants, including maintaining leverage, and fixed charge coverage ratios, obtaining protection against fluctuation in interest rates, and limits on capital expenditure levels at the end of each fiscal quarter. As of April 30, 2005, the Company was required to maintain a senior leverage ratio of not greater than 3.35 to 1.0, a maximum leverage ratio of not greater than 4.75 to 1.0 and a fixed charge ratio of at least 2.0 to 1.0. Some of the financial covenants become more restrictive over the term of the Credit Facility. Noncompliance with any of the financial covenants without cure or waiver would constitute an event of default under the Credit Facility. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of repayment of the principal and interest outstanding and a termination of the revolving Credit Facility. The Credit Facility also contains nonfinancial covenants that restrict some of the Company’s activities, including, its ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in specified transactions with affiliates. The Credit Facility also contains customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, subject to specified grace periods, breach of specified covenants, change in control and material inaccuracy of representations and warranties. The Company was in compliance with its financial and nonfinancial covenants as of October 31, 2004 and April 30, 2005.

Note 5.  Restructuring Charges

In connection with the acquisition of VeriFone Inc. by the Company on July 1, 2002, the Company assumed the liability for a restructuring plan. The remaining accrued restructuring balance represents primarily future facilities lease obligations, net of estimated future sublease income, which are expected to be paid through 2007.

Activities related to the restructuring liability are as follows (in thousands):

	Facilities	Other	Total

Balance at October 31, 2004	$2,035	$78	$2,113
Additions	95	—	95
Cash payments	(577)	(6)	(583)

Balance at April 30, 2005	$1,553	$72	$1,625

Note 6.  Contingencies

Manufacturing Agreements

The Company has entered into manufacturing agreements with third-party contract manufacturers with facilities in China, Mexico, Singapore, and Brazil to manufacture substantially all of the Company’s inventories. The agreements require the Company to provide each manufacturer with a master purchase order on a monthly basis, which constitutes a binding commitment by the Company to purchase materials produced by the manufacturer as specified in the master purchase order. The total amount of purchase commitments as of October 31, 2004 and April 30, 2005 was approximately $37.4 million and $29.8 million, respectively. Of this amount, $1.1 million and $1.3 million has been recorded in other current liabilities in the accompanying condensed consolidated balance sheet as of October 31, 2004 and April 30, 2005, respectively, because the commitment may not have future value to the Company.

Employee Health and Dental Costs

The Company is primarily self-insured for employee health and dental costs, but has stop-loss insurance coverage to limit per-incident liability. The Company believes that adequate accruals are maintained to cover the retained liability. The accrual for self-insurance is determined based on claims filed and an estimate of claims incurred but not yet reported.

Litigation

The Company is subject to various legal proceedings related to patent, commercial, customer, and employment matters that have arisen during the ordinary course of its business. Although there can be no assurance as to the ultimate disposition of these matters, the Company’s management has determined, based upon the information available at the date of these financial statements, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Brazilian State Tax Audits

The Company’s Brazilian subsidiary has been subjected to two tax audits regarding a Brazilian state value added tax (“VAT”), regarding the periods from January 2000 to December 2001 and from January 2002 to December 2003 related to products supplied to us by a contract manufacturer.

The first audit relates to an asserted deficiency of 5.7 million Brazilian reais (approximately $2.1 million) including interest and penalties.  The tax assessment was based on a clerical error in which our Brazilian subsidiary omitted the required tax exemption number on its invoices.  The Company does not expect that the Company will ultimately incur a material liability in respect of this assessment, because Management believes, based in part on advice of the Company’s Brazilian tax counsel, that the Company will prevail in the proceedings relating to this assessment.  On May 25, 2005, the Company had an administrative hearing with respect to this audit.  Management expects to receive the decision of the administrative judges sometime during the Company’s third quarter of fiscal 2005.  In the event we receive an adverse ruling from the administrative body, even if not final in the matter, we would reexamine this determination.

The second audit relates to an assertion that the Company’s Brazilian subsidiary improperly claimed a VAT exemption to which it was not entitled.  The Company has not received an assessment notice in connection with this second audit, nor has the Company received notice of the amounts expected to be assessed in the second audit.  Management has not accepted the preliminary findings of the auditor and are working with the Company’s supplier to resolve the claim by the auditor.

It is currently uncertain what impact these state tax examinations may have with respect to the Company’s use of a corresponding exemption to reduce the Brazilian federal VAT.

Note 7. Comprehensive Income

The components of comprehensive income were as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2005	2004	2005	2004

Net income	$8,807	$2,973	$14,644	$5,726
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(67)	(58)	111	248
Unrecognized loss on interest rate hedges, net of tax	10	—	27	—
Comprehensive income	$8,750	$2,915	$14,782	$5,974

Note 8. 2005 Equity Incentive Option Plan

On April 29, 2005, the Company adopted the 2005 Equity Incentive Option Plan (the “IPO Plan”) for executives and employees of the Company. A total of 3,100,000 shares of the Company’s voting common stock have been reserved for issuance under the IPO Plan. The Company granted options to purchase 1,971,200 shares of common stock on April 29, 2005 at an exercise price of $10 per share, which was the fair market value at the time of grant, with a maximum term of 7 years and generally vest over a period of four years from the date of grant.

Note 9.  Segment and Geographic Information

The Company is primarily structured in a geographic manner. The Company’s Chief Executive Officer is identified as the Chief Operating Decision Maker (“CODM”) as defined by SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The CODM reviews consolidated financial information on revenues and gross profit percentage for System Solutions and Services. The CODM also reviews operating expenses, certain of which are allocated to the Company’s two segments described below.

The Company operates in two business segments: i) North America, and ii) International. The Company defines North America as the United States and Canada, and International as the countries in which we make sales outside the United States and Canada.

Net revenues and operating income (loss) of each business segment reflect net revenues generated within the segment, standard cost of System Solutions net revenues, actual cost of Services net revenues and expenses that directly benefit only that segment. Corporate revenues and operating income (loss) reflect amortization of intangible assets, in-process research and development expense, and amortization of step ups in the fair value of inventories, equipment and improvements and deferred revenue resulting from the acquisition on July 1, 2002 of VeriFone, Inc. Corporate income (loss) also reflects the difference between the actual and standard cost of system solutions net revenues and shared operating costs that benefit both segments, predominately research and development expenses and centralized supply chain management.

The following table sets forth revenues and operating income for our segments (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2005	2004	2005	2004

Revenues:
North America	$73,282	$62,897	$138,090	$118,702
International	44,790	26,718	91,373	59,013
Corporate	(179)	(138)	(287)	(289)

Total revenues	$117,893	$89,477	$229,176	$177,426

Operating income:
North America	$24,620	$21,628	$45,366	$41,187
International	7,622	3,157	15,562	7,572
Corporate	(16,334)	(16,139)	(31,942)	(31,773)

Total operating income	$15,908	$8,646	$28,986	$16,986

Geographic Information

The revenues by geographic area are as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2005	2004	2005	2004

United States	$72,116	$61,497	$135,191	$115,962
Canada	987	1,262	2,613	2,450
Latin America	15,238	6,783	31,150	17,953
Europe	22,177	14,125	41,646	27,330
Asia	7,375	5,810	18,576	13,731

	$117,893	$89,477	$229,176	$177,426

Revenues are allocated to the geographic areas based on the shipping destination of customer orders.

Note 10. Related-Party Transactions

For the first six months of fiscal 2004 and 2005, the Company recorded $125,000 and $125,000, respectively, of management fees payable to GTCR Golder Rauner, L.L.C., an affiliate of a stockholder. In the accompanying condensed consolidated balance sheets at October 31, 2004 and April 30, 2005, zero and $21,000, respectively, are included in other current liabilities. These fees are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Subsequent to the initial public offering on April 29, 2005, the Company is no longer required to pay management fees to GTCR.

In July 2002, the Company paid a placement fee of $1,604,000 to GTCR Golder Rauner, L.L.C., for services related to the debt and equity financings pursuant to a professional services agreement requiring a 1% placement fee on any new debt or equity financings. The Company recorded $1,011,000 of the commission as debt issuance costs and $593,000 as equity issuance costs based on the value of debt and equity raised. The debt issuance costs were amortized over the term of the related debt. The Company recorded amortization of the debt issuance costs related to these costs of $164,000, for the first six months of fiscal 2004, which is included in interest expense in the accompanying consolidated statements of operations. The debt amortization ceased on June 30, 2004 when the Company repaid the debt and the remaining unamortized costs were included in the determination of loss on debt extinguishment in other income (expenses), at the time of extinguishment.

In June 2004, the Company paid a placement fee of $2,920,000 to GTCR Golder Rauner, L.L.C.,  for services related to the new Credit Facility described in Note 4. The debt issuance costs are being amortized over the term of the related debt. The Company recorded amortization of debt issuance costs related to these costs of $153,000 for the first six months of fiscal 2005, which is included in interest expense in the accompanying condensed consolidated statements of operations.

During the six months ended April 30, 2004, the Company accrued $2.0 million of interest on the promissory notes payable to stockholders of which zero is included in interest payable in the accompanying condensed consolidated balance sheet at October 31, 2004. The Company repaid the balance of the debt and accrued interest on June 30, 2004. In connection with the repayment of the debt, the Company paid an early termination fee of $1,200,000 to the stockholders, that was included as part of the loss on debt extinguishment included in other income (expense), in the period of extinguishment.

During the first six months of fiscal 2004 and 2005, the Company recorded $246,000 and $152,000, respectively, of expenses paid to affiliates in connection with services they provided or arranged, which are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Note 11. Income Taxes

The Company recorded a provision for income taxes of $2.7 million and $5.4 million for the second quarter and first six months of fiscal 2005, respectively, compared to $2.6 million and $5.1 million for the comparable periods in fiscal 2004. The increase in the provision for both periods is primarily attributable to increases in the Company’s pre-tax income, partially offset by a decrease in the Company’s effective tax rate. For the second quarter of 2005 the Company’s effective tax rate was 23% as compared to 47% for the second quarter of 2004.  The estimated annual effective tax rate for fiscal year 2005 is 32% excluding discrete items.   The effective tax rate was adjusted to 23% in the second quarter of fiscal 2005 because of discrete tax benefits related to receipt of a state tax credit and reduction of a valuation allowance related to foreign tax credit carryforwards. The reduction in the Company’s estimated annual effective tax rate from 47% for the year ended October 31, 2004 to 32% for the year ending October 31, 2005 is primarily due to an anticipated reduction in the Company’s valuation allowance for deferred tax assets as temporary differences related to the amortization of purchased intangibles are realized for tax purposes.

Note 12. Acquisition of Business

On March 1, 2005, the Company acquired the assets of the GO Software business from Return on Investment Corporation for approximately $13.3 million in consideration, consisting of cash and transaction costs. The Company paid $13.0 million in cash and will pay up to $2.0 million in contingent consideration, based on the future business performance of GO Software through June 2006. GO Software provides PC-based point of sale payment processing software to more than 150,000 businesses.  The Company acquired the assets of GO Software to broaden our presence at the point of sale beyond our core solutions.  The Company’s condensed consolidated financial statements include the operating results of the business acquired from the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material. In accordance with SFAS No. 141, “Business Combinations,” this transaction was accounted for as a purchase business combination.

The total purchase price of $13.3 million was allocated as follows: $4.6 million to Goodwill, $8.6 million to intangible assets comprised of developed technology of $4.5 million and customer relationships of $4.1 million and $0.1 million to net tangible assets acquired. The purchase price allocation is preliminary and will be adjusted in the future as the Company finalizes its restructuring plan for reorganization under EITF 95-3 “Recognition of Liabilities In Connection With a Purchase Business Combination.”  As of April 30, 2005, we have accrued $250,000 of restructuring costs related to the integration of GO Software’s Savannah helpdesk facility with the Company’s helpdesk facility in Clearwater, Florida.

Note 13. Subsequent Events

Initial Public Offering and Repayment of Second Lien Loan

On January 11, 2005, the Company filed a Registration Statement on Form S-1 (File No. 333-121947) with the Securities and Exchange Commission for an initial public offering of the Company’s common stock. As amended,  the Registration Statement provided for the sale of 15.4 million shares of the Company’s common stock, of which the Company and selling stockholders are offering to sell 8.5 million and 6.9 million shares, respectively. In addition, the selling stockholders granted the underwriters the right to purchase up to an additional 2.3 million shares to cover over-allotments.  The over-allotment was exercised on May 4, 2005 by the underwriters. The public offering closed on May 4, 2005.  The Company received approximately $77.1 million in net proceeds from this offering, of which $72.0 million was used to repay the outstanding principal owed on the second lien loan under its secured credit facility and to pay a prepayment premium of $2.2 million.

Conversion of Nonvoting Shares and Associated Stock Compensation Charge

On May 4, 2005 the Company amended and restated its certificate of incorporation and amended and restated bylaws concurrently with the completion of its initial public offering. The Company’s amended and restated certificate of incorporation authorizes the Company to issue up to 100,000,000 shares of common stock, par value $0.01 par value and 10,000,000 shares of preferred stock, par value $0.01 par value. The amendment effectively converted the Company’s nonvoting common stock into voting common stock on a share-for-share basis, with a corresponding effective conversion of all outstanding options and shares reserved for issuance under the New Founders’ Stock Option Plan. For accounting purposes, the conversion constituted an equity restructuring that would result in variable accounting pursuant to FIN 44 for the options converted. Upon conversion, the Company would record $6.1 million of deferred stock-based compensation and stock compensation expense of $2.2 million for the intrinsic value of the options. However, the Company is considering early adoption of Statement 123(R) effective May 1, 2005, which if adopted, would require modification accounting and would significantly reduce the stock compensation expense.

Pro Forma Balance Sheet

The following pro forma balance sheet, reflects $77.1 million for the sale of 8,500,000 shares of common stock by the Company in its initial public offering at an offering price of $10.00 per share, after deducting the underwriting discounts and commissions, and estimated offering expenses payable by the Company and the application of such proceeds to repay outstanding principal of $72.0 million owed on the second lien loan under the Company’s Credit Facility and the after-tax effect of the prepayment premium of $2.2 million and the non-cash write-off of unamortized debt issuance costs of $2.8 million.

In addition, the pro forma balance sheet reflects the effectiveness of the Company’s amended and restated certificate of incorporation and the Company’s amended and restated bylaws concurrently with the completion of its initial public offering, which, among other things, converted its nonvoting common stock into voting common stock on a share-for-share basis, with a corresponding effective conversion of all outstanding options and shares reserved for issuance under the New Founders’ Stock Option Plan. Upon conversion, the Company will record stock compensation of $6.1 million of deferred stock compensation and stock compensation expense of $2.2 million for the intrinsic value of the options. The Company is considering early adoption of Statement 123(R) effective May 1, 2005, which if adopted, would require modification accounting and would significantly reduce the stock compensation expense.

	Historical		Pro forma
	April 30,	Pro forma	April 30,
	2005	Adjustments	2005
	(in thousands)

ASSETS
Total current assets	$147,968	$(4,387)	$143,581

Total non-current assets	118,945	(2,712)	116,233
Total assets	$266,913	$(7,099)	$259,814

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Total current liabilities	$117,991	$(9,471)	$108,520

Total long-term liabilities	269,358	(72,000)	197,358

Stockholders’ deficit
Voting Common Stock	564	86	650
Nonvoting Common Stock	—	—	—
Additional paid-in-capital	705	85,578	86,283
Deferred stock-based compensation	(536)	(6,163)	(6,699)
Accumulated deficit	(121,574)	(5,129)	(126,703)
Accumulated other comprehensive income	405	—	405
Total stockholders’ deficit	(120,436)	74,372	(46,064)

Total liabilities and stockholders’ deficit	$266,913	$(7,099)	$259,814

Debt Repricing of Term B Loan

On March 23, 2005, the Company executed the first amendment to its Credit Facility that became effective upon completion of certain closing conditions including closing of the Company’s initial public offering which occurred on May 4, 2005. Prior to the amendment, borrowings on the Term B Loan bear interest at a rate of either 2.50% over the three-month LIBOR or 1.50% over the lender’s base rate. Subsequent to the amendment, at the Company’s option, borrowings on the Term B Loan will bear interest at a rate of either 2.00% over the three-month LIBOR or 1.00% over the lender’s base rate. The amendment will also relax certain of the financial and non-financial covenants. The amendment does not represent a significant modification in accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. The Company paid approximately $0.5 million for the repricing, which will be recorded in other expense in the third quarter of fiscal 2005.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. In some cases, forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and assumptions made by management. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Factors That May Affect Future Results and Financial Condition” below. The following discussion should be read in conjunction with our Registration Statement on Form S-1 filed with the Securities and Exchange Commission, as amended, on April 29, 2005 and the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a leading global provider of technology that enables electronic payment transactions and value-added services at the point of sale. We have one of the leading electronic payment solutions brands and are one of the largest providers of electronic payment systems worldwide. We believe that we benefit from a number of competitive advantages gained through our 24-year history and success in our industry. These advantages include our globally trusted brand name, large installed base, history of significant involvement in the development of industry standards, global operating scale, customizable platform and investment in research and development. We believe that these advantages position us well to capitalize on the continuing global shift toward electronic payment transactions as well as other long-term industry trends.

Our industry’s growth continues to be driven by the long term shift towards electronic payment transactions and away from cash and check in addition to the need for improved security standards. Internationally, growth rates have been higher because of the relatively low penetration rates of electronic payment transactions in many countries and interest by governments in modernizing their economies and using electronic payments as a means of improving VAT collection. Recently additional factors have driven growth, including the shift from dial up to IP based and wireless communications, growth of PIN based debit transactions, and advances in computing technology which enable vertical solutions and non-payment applications to reside at the point of sale.

We operate in two business segments: 1) North America and 2) International. We define North America as the United States and Canada, and International as all other countries in which we have revenue.

In North America, we believe that the shift towards electronic PIN based debit transactions and IP communication will continue. The importance of increasing intelligence at the point of sale on short term driver of growth will continue, with growth rates fluctuations based on the stage of adoption and size of vertical segments that purchase these solutions. We continue to expand our Value Added Partner program, which now includes 31 partners, as well invest in internal development, with the objective of introducing new solutions to address the various needs of specific markets and fueling incremental revenue growth.

In Europe, tightening EMV security standards continue to drive growth. In Eastern Europe, Latin America, and Asia, the market has benefited from strong demand for low end dial-up solutions among price sensitive customers. We have been focusing on addressing this market segment with the new Vx platform, which by virtue of a superior, uni-processor design, generated a gross profit percent considerably in excess of the solution sold last year.  The introduction of the Vx platform was the most important reason in the improvement of the international gross profit percent this quarter. We expect the shift towards the Vx platform, in addition to the shift towards direct and away from indirect channels in certain countries to be the main drivers of improvement of international gross profit percent, moving it closer to the gross profit percent in North America.

Results of Operations

Net Revenues

We generate revenues through the sale of our electronic payment systems and solutions that enable electronic transactions, which we identify as System Solutions, and, to a lesser extent, warranty and support services and customer specific application development, which we identify as Services.

Net revenues, which include system solutions and services, are summarized in the following table (in thousands, except percentages):

	Three Months Ended April 30,				Six Months Ended April 30,
			Variance	Variance			Variance	Variance
			In	In			In	In
	2005	2004	Dollars	Percent	2005	2004	Dollars	Percent

Systems Solutions	$105,414	$78,554	$26,860	34.2%	$203,403	$155,702	$47,701	30.6%
Services	12,479	10,923	1,556	14.2%	25,773	21,724	4,049	18.6%

Total	$117,893	$89,477	$28,416	31.8%	$229,176	$177,426	$51,750	29.2%

System Solutions

The growth in Systems Solutions net revenues for the second quarter of fiscal 2005 was primarily due to international growth of $18.6 million, or 75% to $43.3 million. The emerging markets of Latin America and Asia grew by $10.3 million or 94% to $21.4 million.  Europe grew by $8.3 million, or 60%, to $21.9 million. Growth in Latin America and Asia is driven by the fundamental need of emerging economies to integrate into the global economy and become more efficient in the collection of value added tax. In Europe, increased growth was caused by increasingly complex EMV standards. Additionally, the availability of our recently introduced Vx platform resulted in increased sales in low end dial-up system solutions and wireless system solutions.

North America Systems Solutions net revenues in the second quarter of fiscal 2005 grew $8.2 million or 15 % to $62.1 million. This increase was primarily attributable to the ongoing replacement of installed base with System Solutions that have IP communication capability and PIN-based debit capability.  In addition, the Quick Service Restaurants’ (“QSR”) market was strong in the second quarter.

  The growth in System Solutions net revenues in the six months of fiscal 2005 was primarily due to international growth of $32.3 million, or 58% to $87.9 million. The emerging markets of Latin America and Asia grew revenue by $18.1 million or 63% to $46.9 million. Europe grew revenue by $14.2 million or 53% to $41.0 million.   Strong demand from emerging countries in all geographies, the need for customers to comply with EMV requirements, and availability of the Vx platform were the drivers of growth.

North America Systems Solutions net revenues for the six months of fiscal 2005 grew $15.4 million or 15% to $115.5 million. This increase was primarily attributable to the ongoing replacement of installed base with Systems Solutions that have IP communication capability and PIN-based debit capability. In addition, QSR, gas station and convenience store markets were strong in the first six months of fiscal 2005.

Services

Services net revenues growth in the second quarter of fiscal 2005 was driven by a $2.1 million increase in North America, partially offset by a decline of $0.5 million in international. Growth in North America and internationally was achieved in the areas of helpdesk, onsite maintenance and deployments. From a customer standpoint, growth was achieved because of increased sales to gas stations and convenience stores.  These customers typically purchase more deployment and support services from the Company than customers who purchase the Company’s solutions through indirect channels. Of the North American growth, the acquisition of GO Software accounted for $0.5 million of the increase. International net services revenue declined by $0.5 million primarily because of decreased sales of software application services due to normal fluctuations in demand for these services.

Services net revenues growth in the first six months of fiscal 2005 was driven by an increase of $4.0 million in North America. International net services revenues were unchanged. Helpdesk, onsite maintenance, repair, and deployments were the primary areas of growth. Custom application software services decreased both domestically and internationally due to normal fluctuations in demand for these services.

Gross Profit

The following table shows the gross profit for system solutions and services (in thousands, except percentages):

	Three Months Ended April 30,				Six Months Ended April 30,
	Amount		Percentage		Amount		Percentage
	2005	2004	2005	2004	2005	2004	2005	2004

Systems Solutions	$41,994	$31,232	39.8%	39.8%	$78,874	$61,769	38.8%	39.7%
Services	5,436	4,976	43.6%	45.6%	11,180	8,788	43.4%	40.5%

Total	$47,430	$36,208	40.2%	40.5%	$90,054	$70,557	39.3%	39.8%

Systems Solutions gross profit in the second quarter of fiscal 2005 was unchanged compared with the second quarter of fiscal 2004. A decline in amortization of purchased core and developed technology accounted for a 1.6 percentage point improvement in the gross profit percentage. This improvement in gross profit percentage was partially offset by a reserve that we recorded for obsolete legacy product inventory, accounting for a 1.4 point decline in gross profit percentage in the second quarter of fiscal 2005. We expect demand to shift to our higher margin Vx platform as bank certifications occur. The negative impact of a higher weighting in international shipments was offset by improved product mix and margin due to the introduction of the Vx platform into our international markets.

Systems Solutions gross profit for the first six months of fiscal 2005 decreased by 0.9 percentage points, compared with the first six months of fiscal 2004. A decline in amortization of purchased core and developed technology accounted for a 1.7 percentage point improvement. This improvement in gross profit percentage was partially offset by a reserve that we recorded for obsolete legacy product inventory accounting for a 1.1 percentage point decline in gross profit percentage. A further net 1.0 point decline was due to a higher weighting of lower margin international shipments, partially offset by favorable product mix and pricing.  The remaining 0.5 point decline was due to a low margin product bought and resold for a particular customer requirement, which is not expected to continue to any material extent.

Services gross profit decreased by 2.0% in the second quarter of fiscal 2005, compared with the second quarter of fiscal 2004. The decline was due to product mix as revenue declined in certain high margin application software service products and to an increase in Latin America service contracts, some of which were unprofitable.

Services gross profit increased by 2.9% for the first six months of fiscal 2005, compared with the first six months of fiscal 2004. The improvement was due to favorable product mix in North America towards helpdesk, onsite maintenance and installations, partially offset by an international decline in sales of some high margin software applications and losses in certain service contracts in Latin America.

Research and Development Expense

Research and development (“R&D”) expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended April 30,				Six Months Ended April 30,
			Variance	Variance			Variance	Variance
			In	In			In	In
	2005	2004	Dollars	Percent	2005	2004	Dollars	Percent

Research and development	$10,457	$8,513	$1,944	22.8%	$19,951	$15,754	$4,197	26.6%
Percentage of net revenues	8.9%	9.5%			8.7%	8.9%

R&D expenses in the second quarter of fiscal 2005 increased primarily due to increased R&D spending associated with the introduction of the Vx platform in our international markets. In addition,  our recent acquisition of the business of GO Software, added approximately $0.5 million of R&D expense.

R&D expenses in the first six months of fiscal 2005 increased primarily due to increased R&D spending associated with the introduction of the Vx platform in our international markets, our recent acquisition of the business of GO Software, which added approximately $0.5 million of R&D expense and investments in newer wireless communication technologies such as WiFi, CDMA and GPRS, in addition to new multi-lane retail solutions.

Sales and Marketing Expense

Sales and marketing expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended April 30,				Six Months Ended April 30,
			Variance	Variance			Variance	Variance
			In	In			In	In
	2005	2004	Dollars	Percent	2005	2004	Dollars	Percent

Sales and marketing	$12,932	$11,229	$1,703	15.2%	$24,976	$21,388	$3,588	16.8%
Percentage of net revenues	11.0%	12.5%			10.9%	12.1%

Sales and marketing expenses increased in the second quarter of fiscal 2005 due to higher personnel costs to address increased sales opportunities, seeding programs to introduce the Vx product line and the inclusion of GO Software sales and marketing expenses following the completion of our acquisition of the business of GO Software.

Sales and marketing expenses in the first six months of fiscal 2005 increased due to international investments in personnel to address new sales opportunities, seeding programs to introduce the Vx platform; and domestically, upgrading of sales management and personnel and the inclusion of GO Software sales and marketing expenses.

General and Administrative Expense

General and administrative expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended April 30,				Six Months Ended April 30,
			Variance	Variance			Variance	Variance
			In	In			In	In
	2005	2004	Dollars	Percent	2005	2004	Dollars	Percent
General and administrative	$6,787	$5,270	$1,517	28.8%	$13,491	$11,329	$2,162	19.1%
Percentage of net revenues	5.8%	5.9%			5.9%	6.4%

 General and administrative expenses in the second quarter of fiscal 2005 increased primarily due to $0.7 million of expenses related to the preparation for the requirements of operating as a public company, $0.5 million of facilities expenses associated with the consolidation of domestic facilities and expansion of international facilities, $0.5 million of legal costs in connection with patent infringement claims brought against the company and other companies that design, manufacture or sell point of electronic payment systems by Verve, $0.4 million net reduction in our bad debt expense relating to improved collections, $0.3 million for the establishment of our international tax structure and $0.2 million from the inclusion of GO Software. Partially offsetting these expense increases was a $1.6 million one-time credit for the favorable resolution of a payroll tax contingency.

General and administrative expenses in the first six months of fiscal 2005 increased due to $1.2 million of expenses related to the preparation for the requirements of operating as a public company, $0.8 million of legal expenses in connection with patent infringement claims brought against the company and other companies that design, manufacture or sell point of electronic payment systems by Verve, $0.5 million of facilities expenses associated with the consolidation of domestic facilities and expansion of international facilities, $0.3 million for the establishment of our international tax structure, and $0.2 million from the acquisition of GO Software. These higher costs were partially offset by a $1.6 million one-time credit for the favorable resolution of a payroll tax contingency.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets decreased $1.2 million to $1.3 million in the second quarter of fiscal 2005 from $2.6 million in the second quarter of fiscal 2004. For the first six months of fiscal 2005, amortization of purchased intangible assets decreased $2.5 million, to $2.6 million from $5.1 million for the comparable period in fiscal 2004. The decrease for both periods is due to several purchased intangible assets having been fully amortized during the fiscal year ended October 31, 2004.

Interest Expense

Interest expense increased $1.9 million to $4.5 million in the second quarter of fiscal 2005 from $2.6 million in the second quarter of fiscal 2004. For the first six months of fiscal 2005, interest expense increased $3.4 million to $8.8 million from $5.4 million from the comparable period in fiscal 2004. The increase in interest expense for both periods was attributable to higher debt balances following our June 2004 recapitalization, partially offset by the lower interest rate paid on our new secured credit facility.  Following the repayment of our Second Lien Loan with the proceeds that we received from our initial public offering and the repricing of our Term B Loan, we expect interest expense to decrease in future periods.

Other Income (Expense), Net

Other income (expense), net improved in the second quarter and the first six months of fiscal 2005, from the comparable periods in fiscal 2004, primarily due to lower foreign currency exchange losses. Our other expense in the third quarter of fiscal 2005 will be adversely affected by the prepayment premium of $2.2 million associated with repaying our secured credit facility, as well as expensing the unamortized portion of debt issuance costs of $2.7 million and approximately $0.5 million in fees for the repricing of our Term B loan.

Provision for Income Tax

We recorded a provision for income taxes of $2.7 million and $5.4 million for the second quarter and first six months of fiscal 2005, respectively, compared to $2.6 million and $5.1 million for the comparable periods in fiscal 2004. The increase in the provision for both periods is primarily attributable to increases in our pre-tax income, partially offset by a decrease in the effective tax rate. For the second quarter of fiscal 2005 our effective tax rate was 23% as compared to 47% for the second quarter of fiscal 2004.  The decline in the tax rates is primarily attributable to estimated reductions in the valuation allowance for deferred taxes in fiscal 2005 as compared to an increase in the valuation allowance in fiscal 2004.

As of April 30, 2005 we have recorded $15.9 million of net deferred tax assets the realization of which is dependent on future domestic and certain foreign taxable income. Although realization is not assured, management believes that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent quarters when we reevaluate the underlying basis for our estimates of future domestic and certain foreign taxable income.

Our plan for a tax structure to reduce our average worldwide statutory tax rate is proceeding towards implementation.  We continue to expect that our long-term tax rate will be in the low thirties. We have changed the form of the transfer of intangible assets to a non-U.S. subsidiary from a sale to a license.  We no longer expect to have a one time tax payment in connection with the transfer of intangible property rights in connection with the implementation of the tax structure.

Segment Information

The following table reconciles segmented net revenues and operating income to totals for the second quarter and first six months of fiscal 2005 and fiscal 2004. Corporate net revenues and operating income (loss) reflect amortization of purchased intangible assets, in-process research and development expense, and amortization of step ups in the fair value of inventories, equipment and improvements and deferred revenue resulting from our 2002 acquisition. Corporate income (loss) also reflects the difference between the actual and standard cost of System Solutions net revenues and shared operating costs that benefit both segments, predominately research and development expenses and supply chain management.

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
	(in thousands)

Revenues:
North America	$73,282	$62,897	$138,090	$118,702
International	44,790	26,718	91,373	59,013
Corporate	(179)	(138)	(287)	(289)
Total revenues	$117,893	$89,477	$229,176	$177,426

Operating income:
North America	$24,620	$21,628	$45,366	$41,187
International	7,622	3,157	15,562	7,572
Corporate	(16,334)	(16,139)	(31,942)	(31,773)
Total operating income	$15,908	$8,646	$28,986	$16,986

North America operating income increased $3.0 million, or 14% to $24.6 million in the second quarter of fiscal 2005.  For the first six months of fiscal 2005, operating income increased $4.2 million, or 9% to $45.4 million. Increased operating income for the first quarter of fiscal 2005 was mainly due to increased net revenues and a higher gross profit percentage, partially offset by higher operating expenses. Increased operating income for the six months of fiscal 2005 was mainly due to higher net revenues, partially offset by a lower gross profit percentage and higher operating expenses. The lower gross profit percentage was due to a low margin product bought and resold to meet a particular customer requirement which is not expected to continue to any material extent, and volume related discounts for some customers and a change in product mix, all occurring in the first quarter of fiscal 2005.

International operating income increased $4.5 million, or 141% to $7.6 million in the second quarter of fiscal 2005.   For the first six months of fiscal 2005, operating income increased $8.0 million, or 106% to $15.6 million. Increased operating income was mainly due to increased net revenues and a higher gross profit percentage as a result of favorable product mix, partially offset by higher operating expenses.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to service our debt, finance working capital, and make capital expenditures and investments. At April 30, 2005 our primary sources of liquidity were cash and cash equivalents of $8.7 million, our $30 million unused revolving credit facility and cash generated from operations.

Our operations provided us cash of $13.9 million in the first six months of fiscal 2005, which was attributable to net income of $14.6 million, depreciation, amortization and other non-cash charges of $9.0 million, offset by $9.7 million used by net operating assets and liabilities. The principal uses of net operating assets and liabilities in the first six months of fiscal 2005 were largely attributable to an increase in inventories of $15.2 million in anticipation of stronger demand, the ramp-up of a new product platform, and the requirement to address certain product shortages. This was offset by a reduction in accounts receivables of $9.6 million, reflecting increased collections as a result of more balanced shipments through the quarter, which allowed more cash to be received before the end of the quarter.

We used $15.0 million in net cash for investing activities during the first six months of fiscal 2005 as $13.3 million was used for the acquisition of the assets of GO Software.

We used $2.9 million in net cash for financing activities for the first six months of fiscal 2005, primarily due to costs incurred of

$1.8 million related to our initial public offering and repayment of long-term debt of $0.9 million.

In May 2005, we used a portion of the proceeds of our public offering to repay the $72.0 million principal amount of the second lien loan under our secured credit facility, which will reduce our interest expense in future periods. We completed an amendment to our credit agreement as of March 23, 2005 in which, upon the completion of our public offering and the satisfaction of certain other conditions, the interest rate spread on our Term B loan will be reduced from 2.50% over three-month LIBOR to 2.00% over three-month LIBOR (or from 1.50% over the lender’s base rate to 1.00% over the lender’s base rate). In the first quarter of fiscal 2005, we accrued $2.5 million in interest expense attributable to the Term B loan, which had an average rate of 4.63% for the period. The anticipated annual savings in interest expense for the Term B loan attributable to the amendment to our credit agreement is approximately $900,000. The anticipated costs attributable to the amendment are approximately $500,000 and will be recorded as an expense in the third quarter of fiscal 2005.

We believe that we have the financial resources to meet our business requirements for the next twelve months, including capital expenditures, working capital requirements and future strategic investments.

We define earnings before interest, taxes, depreciation and amortization, or EBITDA, as adjusted, as the sum of (1) net income (excluding extraordinary items of gain or loss and any gain or loss from discontinued operations), (2) interest expense, (3) taxes, (4) depreciation, amortization, goodwill impairment and other non-recurring charges, (5) non-cash charges, including non-cash stock-based compensation expense and purchase accounting items and (6) management fees to our principal stockholder. EBITDA, as adjusted, is a primary component of the financial covenants to which we are subject under our credit agreement. If we fail to maintain required levels of EBITDA, as adjusted, we could have a default under our credit agreement, potentially resulting in an acceleration of all of our outstanding indebtedness. In addition, our management uses EBITDA, as adjusted, as a primary measure to review and assess our operating performance and to compare our current results with those for prior periods as well as with the results of other companies in our industry. These competitors may, due to differences in capital structure and investment history, have interest, tax, depreciation, amortization and other non-cash expenses that differ significantly from ours. The term EBITDA, as adjusted, is not defined under U.S. generally accepted accounting principles, or U.S. GAAP, and EBITDA, as adjusted, is not a measure of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. When assessing our operating performance, you should not consider this data in isolation or as a substitute for our net income calculated in accordance with U.S. GAAP. Our EBITDA, as adjusted, has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for net income or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations are:

•                  it does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•                  it does not reflect changes in, or cash requirements for, our working capital needs;

•                  it does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•                  it does not reflect income taxes or the cash requirements for any tax payments;

•                  although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA, as adjusted, does not reflect any cash requirements for such replacements;

•                  restructuring and impairment charges, as well as losses from discontinued operations, reflect costs associated with strategic decisions about resource allocations made in prior periods; we may incur similar charges and losses in the future; and

•                  other companies may calculate EBITDA and EBITDA, as adjusted, differently than we do, limiting its usefulness as a comparative measure.

A reconciliation of net income, the most directly comparable U.S. GAAP measure, to EBITDA, as adjusted, for the second quarter and first six months of fiscal 2005 and 2004 is as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004

U.S. GAAP net income	$8,807	$2,973	$14,644	$5,726
Provision (benefit) for income taxes	2,662	2,636	5,409	5,078
Interest expense	4,468	2,573	8,762	5,410
Depreciation and amortization of equipment and improvements	714	551	1,437	1,025
Amortization of capitalized software	256	101	523	168
Amortization of purchased intangible assets	3,039	5,018	6,305	10,562
Amortization of step-up in deferred revenue on acquisition	179	138	287	289
Stock-based compensation	37	22	52	44
Management fees to majority stockholder	62	34	125	125

EBITDA, as Adjusted	$20,224	$14,046	$37,544	$28,427

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”), issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“Statement 151”). Statement 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of Statement 151 are effective for fiscal periods beginning after June 15, 2005. The adoption of Statement 151 is not expected to have a material impact on our consolidated results of operations, financial position or cash flows.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“Statement 123”). Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Early adoption is permitted. Statement 123R was originally effective for fiscal periods beginning after June 15, 2005. In April, 2005, the Securities and Exchange Commission amended the effective date of Statement 123(R) to the first interim period of the fiscal year beginning after June 15, 2005. We are considering early adoption of Statement 123(R) on a prospective basis but we have not yet quantified the impact on our consolidated statement of operations.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, bad debts, income taxes and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our recently filed Registration Statement on Form S-1 (File No. 333-121947).

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

Because of the following factors, as well as other factors affecting the our operating results and financial condition, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to Our Business

We depend upon third parties to manufacture our products and to supply the components necessary to manufacture our products.

We do not manufacture the physical devices that we design which form part of our system solutions; rather, we arrange for a limited number of third parties to manufacture these devices for us. Similarly, components such as application-specific integrated circuits, or ASICs, payment processors, wireless modules, modems and printer mechanisms that are necessary to manufacture and assemble our devices are sourced either directly by us or on our behalf by our contract manufacturers from a variety of component suppliers. We generally do not have long-term agreements with our manufacturers or component suppliers. If our suppliers become unwilling or unable to provide us with adequate supplies of parts or products when we need them, or if they increase their prices, we might not be able to find alternative sources in a timely manner and could be faced with a critical shortage. This could harm our relationships with our customers and cause our revenues to decline. Even if we are able to secure alternative sources in a timely manner, our costs could increase. We expect that in the year ending October 31, 2005, over half of our component spending will be for components we source from a single supplier or a small number of suppliers.

Periodically, constraints in the supply of certain components cause short-term production disruptions or adversely affect our operating results, either because we seek to fill customer orders with less than normal lead times or because of supply/demand imbalances in the component marketplace. During the last twelve months, certain Synchronous Random Access Memory, or SRAM, components were in short supply in the marketplace, and our requirements exceeded the available supply from our vendor. To cover this shortage, we procured these components in the spot market at prices in excess of our historical purchase price, which had a negative impact on our gross profit for the year ended October 31, 2004 which we estimate at approximately $2.0 million.

We depend on a limited number of customers, including distributors and resellers, for sales of a large percentage of our system solutions. If we do not effectively manage our relationships with them, our net revenues and operating results will suffer.

We sell a significant portion of our solutions through third parties such as independent distributors, ISOs, value-added resellers and payment processors. We depend on their active marketing and sales efforts. These third parties also provide after-sales support and related services to end user customers. When we introduce new applications and solutions, they also provide critical support for developing and porting the custom software applications to run on our various electronic payment systems and, internationally, in obtaining requisite certifications in the markets in which they are active. Accordingly, the pace at which we are able to introduce new solutions in markets in which these parties are active depends on the resources they dedicate to these tasks. Moreover, our arrangements with these third parties typically do not prevent them from selling products of other companies, including our competitors, and they may elect to market our competitors’ products and services in preference to our system solutions. If one or more of our major resellers terminates or otherwise adversely changes its relationship with us, we may be unsuccessful in replacing it. The loss of one of our major resellers could impair our ability to sell our solutions and result in lower revenues and income. It could also be time consuming and expensive to replicate, either directly or through other resellers, the certifications and the custom applications owned by these third parties.

A significant percentage of our net revenues is attributable to a limited number of customers, including distributors and independent sales organizations. In the first six months of fiscal 2005, our ten largest customers accounted for approximately 37.6% of our net revenues and sales to First Data Corporation and its affiliates represented 14.1% of our net revenues in that year. Our sales of system solutions to First Data and its affiliates include sales to its TASQ Technology division, which distributes payment devices to ISOs and financial institutions such as Wells Fargo & Company and Chase Merchant Services. If any of our large customers significantly reduces or delays purchases from us or if we are required to sell products to them at reduced prices or on other terms less favorable to us, our revenues and income could be materially adversely affected.

A significant portion of our net revenues is generated outside of the U.S. and we intend to continue to expand our operations internationally. Our results of operations could suffer if we are unable to manage our international expansion and operations effectively.

During the first six months of fiscal 2005, 41.0% of our net revenues was generated outside of the U.S. Part of our strategy is to expand our penetration in existing foreign markets and to enter new foreign markets. Our ability to penetrate some international markets may be limited due to different technical standards, protocols or product requirements. Expansion of our International business will require significant management attention and financial resources. Our International net revenues will depend on our continued success in the following areas:

•                  securing commercial relationships to help establish our presence in international markets;

•                  hiring and training personnel capable of marketing, installing and integrating our solutions, supporting customers and managing operations in foreign countries;

•                  localizing our solutions to target the specific needs and preferences of foreign customers, which may differ from our traditional customer base in the United States;

•                  building our brand name and awareness of our services among foreign customers; and

•                  implementing new systems, procedures and controls to monitor our operations in new markets.

In addition, we are subject to risks associated with operating in foreign countries, including:

•                  multiple, changing and often inconsistent enforcement of laws and regulations;

•                  satisfying local regulatory or industry imposed security or other certification requirements;

•                  competition from existing market participants that may have a longer history in and greater familiarity with the foreign markets we enter;

•                  tariffs and trade barriers;

•                  laws and business practices that favor local competitors;

•                  fluctuations in currency exchange rates;

•                  extended payment terms and the ability to collect account receivables;

•                  imposition of limitations on conversion of foreign currencies into U.S. dollars or remittance of dividends and other payments by foreign subsidiaries; and

•                  changes in a specific country’s or region’s political or economic conditions.

If we fail to address the challenges and risks associated with international expansion, we may encounter difficulties implementing our strategy, which could impede our growth or harm our operating results.

Our quarterly operating results may fluctuate significantly as a result of factors outside of our control, which could cause the market price of our common stock to decline.

We expect our revenues and operating results to vary from quarter to quarter. As a consequence, our operating results in any single quarter may fall below the expectations of securities analysts and investors, which could cause the price of our common stock to decline. Factors that may affect our operating results include:

•                  the type, timing and size of orders and shipments;

•                  demand for and acceptance of our new product offerings;

•                  delays in the implementation and delivery of our products and services, which may impact the timing of our recognition of revenue;

•                  variations in product mix and cost during any period;

•                  development of new relationships and maintenance and enhancement of existing relationships with customers and strategic partners;

•                  component supplies, manufacturing or distribution difficulties;

•                  deferral of customer contracts in anticipation of product or service enhancements;

•                  timing of commencement, implementation or completion of major implementations projects;

•                  the relative mix of North America and International net revenues;

•                  fluctuations in currency exchange rates;

•                  the fixed nature of many of our expenses; and

•                  industry and economic conditions, including competitive pressures and inventory obsolescence.

In particular, differences in relative growth rates between our businesses in North America and internationally may have a significant effect on our operating results, particularly our reported gross profit percentage, in any individual quarter, with International sales typically carrying lower margins. For example, net revenues in North America grew by 16% in the second quarter of fiscal 2005 while International net revenues grew by 68%, in each case as compared to the second quarter of fiscal 2004. Partially due to this faster growth in our International business, our gross profit percentage was 40.2% in the second quarter of fiscal 2005 as compared to 40.5% in the second quarter of fiscal 2004.

In addition, we may experience seasonality in our operating results. Net revenues have tended to be stronger from July to December due to increased electronic payment system purchases in advance of the retail holiday season and patterns in the purchasing cycles of our customers. These seasonal variations may lead to fluctuations in our quarterly operating results and volatility in our stock price.

Our North American and International operations are not equally profitable, which may promote volatility in our earnings and may adversely impact future growth in our earnings.

Our International sales tend to carry lower prices and therefore have lower gross margins than our sales in North America. As a result, if we successfully expand our International sales, any improvement in our results of operations will likely not be as favorable as an expansion of similar magnitude in the U.S. and Canada. In addition, it is impossible to predict for any future period our proportion of revenues that will result from International sales versus sales in North America. Variations in this proportion from period to period may lead to volatility in our results of operations which, in turn, may depress the trading price of our common stock.

Fluctuations in currency exchange rates may adversely affect our results of operations.

A substantial part of our business consists of sales made to customers outside the United States. A portion of the net revenues we receive from such sales is denominated in currencies other than the U.S. dollar. Additionally, portions of our cost of net revenues and our other operating expenses are incurred by our International operations and denominated in local currencies. While fluctuations in the value of these net revenues, costs and expenses as measured in U.S. dollars have not materially affected our results of operations historically, we cannot assure you that adverse currency exchange rate fluctuations will not have a material impact in the future. In addition, our balance sheet reflects non-U.S. dollar denominated assets and liabilities, primarily inter-company balances, which can be adversely affected by fluctuations in currency exchange rates. In certain periods, we have not hedged our exposure to these fluctuations. For example, in the period from July 1, 2002 to October 31, 2002, we recorded net foreign currency transaction losses of $5.2 million primarily due to the exchange rate change of the Brazilian real. More recently, we have entered into foreign currency forward contracts and other arrangements intended to hedge our exposure to adverse fluctuations in exchange rates. Nevertheless, these hedging arrangements may not always be effective, particularly in the event of imprecise forecasts of non-U.S. denominated assets and liabilities. Accordingly, if there is an adverse movement in exchange rates, we might suffer significant losses. For instance, in the year ended October 31, 2004, we incurred foreign currency contract losses of $2.2 million net of foreign currency transaction gains primarily as a result of our hedging activities.

Security is vital to our customers and end users and therefore breaches in the security of our solutions could adversely affect our reputation and results of operations.

Protection against fraud is of key importance to the purchasers and end users of our solutions. We incorporate security features, such as encryption software and secure hardware, into our solutions to protect against fraud in electronic payment transactions and to ensure the privacy and integrity of consumer data. Our solutions may be vulnerable to breaches in security due to defects in the security mechanisms, the operating system and applications or the hardware platform. Security vulnerabilities could jeopardize the security of information transmitted using our solutions. In general, liability associated with security breaches of a certified electronic payment system belongs to the institution that acquires the financial transaction. However, if the security of our solutions is compromised, our reputation and marketplace acceptance of our solutions will be adversely affected, which would cause our business to suffer, and we may become subject to damage claims. We have not experienced any material security breaches affecting our business.

Our solutions may have defects that could result in sales delays, delays in our collection of receivables and claims against us.

We offer complex solutions that are susceptible to undetected hardware and software errors or failures. Solutions may experience failures when first introduced, as new versions are released or at any time during their lifecycle. Any product recall as a result of errors or failures could result in the loss of or delay in market acceptance of our solutions and adversely affect our business and reputation. Any significant returns or warranty claims could result in significant additional costs to us and could adversely affect our results of operations. Our customers may also run third-party software applications on our electronic payment systems. Errors in third-party applications could adversely affect the performance of our solutions.

The existence of defects and delays in correcting them could result in negative consequences, including the following: harm to our brand; delays in shipping solutions; loss of market acceptance for our solutions; additional warranty expenses; diversion of resources from product development; and loss of credibility with distributors and customers. Correcting defects can be time consuming and in some circumstances extremely difficult. Software errors may take several months to correct, and hardware defects may take even longer to correct. As an example, beginning in 2001 we experienced a problem in which the ink cartridge in a product sold to a particular customer leaked ink and had to be replaced with a different cartridge. By the time we reached a settlement agreement to resolve this issue with that customer in the first quarter of fiscal year 2005, we had incurred aggregate costs and reserves of approximately $11.0 million in respect of cartridge replacement, extended warranty costs and customer rebates.

We may accumulate excess or obsolete inventory that could result in unanticipated price reductions and write-downs and adversely affect our financial condition.

In formulating our solutions, we have focused our efforts on providing to our customers solutions with higher levels of functionality, which requires us to develop and incorporate cutting edge and evolving technologies. This approach tends to increase the risk of obsolescence for products and components we hold in inventory and may compound the difficulties posed by other factors that affect our inventory levels, including the following:

•                  the need to maintain significant inventory of components that are in limited supply;

•                  buying components in bulk for the best pricing;

•                  responding to the unpredictable demand for products;

•                  cancellation of customer orders; and

•                  responding to customer requests for quick delivery schedules.

As a result of these factors, we regularly run the risk of maintaining excess inventory levels. This risk may be enhanced by our recent effort to increase inventory levels in response to customer requirements. The accumulation of excess or obsolete inventory may result in price reductions and inventory write-downs, which could adversely affect our business and financial condition. For instance, in the second quarter of fiscal 2005, we experienced a 1.4 point decline in gross profit percentage for obsolete legacy product inventory where we expect demand to shift to our higher margin Vx platform.

Our proprietary technology is difficult to protect and unauthorized use of our proprietary technology by third parties may impair our ability to compete effectively.

We may not be able to protect our proprietary technology, which could enable competitors to develop services that compete with our own. We rely on copyright, trademark and trade secret laws, as well as confidentiality, licensing and other contractual arrangements to establish and protect the proprietary aspects of our solutions. We do not own any patents that protect important aspects of our current solutions. The laws of some countries in which we sell our solutions and services may not protect software and intellectual property rights to the same extent as the laws in the United States. If we are unable to prevent misappropriation of our technology, competitors may be able to use and adapt our technology. Our failure to protect our technology could diminish our competitive advantage and cause us to lose customers to competitors.

Our business may suffer if we are sued for infringing the intellectual property rights of third parties, or if we are unable to obtain rights to third party intellectual property on which we depend.

Third parties have in the past asserted and may in the future assert claims that we are infringing their proprietary rights. Such infringement claims may cause us to incur significant costs in defending those claims. We may be required to discontinue using and selling any infringing technology and services, to expend resources to develop non-infringing technology or to purchase licenses or pay royalties for other technology. Similarly, we depend on our ability to license intellectual property from third parties. These or other third parties may become unwilling to license to us on acceptable terms intellectual property that is necessary to our business. In either case, we may be unable to acquire licenses for other technology on reasonable commercial terms or at all. As a result, we may find that we are unable to continue to offer the solutions and services upon which our business depends.

We have received, and have currently pending, third-party claims and may receive additional notices of such claims of infringement in the future. To date, such activities have not had a material adverse effect on our business and we have either prevailed in all litigation, obtained a license on commercially acceptable terms or otherwise been able to modify any affected products or technology.

However, there can be no assurance that we will continue to prevail in any such actions or that any license required under any such patent or other intellectual property would be made available on commercially acceptable terms, if at all.

We depend on a limited number of key members of senior management who would be difficult to replace. If we lose the services of these individuals or are unable to attract new talent, our business will be adversely affected.

We depend upon the ability and experience of a number of our key members of senior management who have substantial experience with our operations, the rapidly changing electronic payment transaction industry and the selected markets in which we offer our solutions. The loss of the services of one or a combination of our senior executives or key managers could have a material adverse effect on our results of operations. Our success also depends on our ability to continue to attract, manage and retain other qualified middle management and technical and clerical personnel as we grow. We may not be able to continue to attract or retain such personnel in the future.

We intend to make acquisitions and strategic investments, which will involve numerous risks. We may not be able to address these risks without substantial expense, delay or other operational or financial problems.

Although we have a limited history of making acquisitions or strategic investments, a part of our strategy will be to acquire or make investments in related businesses, technologies or products in the future. For example, we recently acquired the assets of Return on Investment Corporation’s GO Software business. Acquisitions or investments involve various risks, such as:

•                  the difficulty of integrating the technologies, operations and personnel of the acquired business, technology or product;

•                  the potential disruption of our ongoing business, including the diversion of management attention;

•                  the possible inability to obtain the desired financial and strategic benefits from the acquisition or investment;

•                  loss of customers;

•                  assumption of unanticipated liabilities;

•                  the loss of key employees of an acquired business; and

•                  the possibility of our entering markets in which we have limited prior experience.

Future acquisitions and investments could also result in substantial cash expenditures, potentially dilutive issuance of our equity securities, our incurring of additional debt and contingent liabilities, and amortization expenses related to other intangible assets that could adversely affect our business, operating results and financial condition. Our acquisition of GO Software has consumed and will continue to consume management attention and company resources, and will continue to require substantial efforts and involve ongoing risks in operational integration. We depend on the retention and performance of existing management and employees of acquired businesses for the day-to-day management and future operating results of these businesses.

Shipments of electronic payment systems may be delayed by factors outside of our control, which can harm our reputation and our relationships with our customers.

The shipment of payment systems requires us or our manufacturers, distributors or other agents to obtain customs or other government certifications and approvals, and, on occasion, to submit to physical inspection of our systems in transit. Failure to satisfy these requirements, and the very process of trying to satisfy them, can lead to lengthy delays in the delivery of our solutions to our direct or indirect customers. Delays and unreliable delivery by us may harm our reputation in the industry and our relationships with our customers.

Force majeure events, such as terrorist attacks, other acts of violence or war, political instability and health epidemics may adversely affect us.

Terrorist attacks, war, and international political instability, along with health epidemics may disrupt our ability to generate revenues. Such events may negatively affect our ability to maintain sales revenue and to develop new business relationships. Because a substantial and growing part of our revenues is derived from sales and services to customers outside of the United States and we have our electronic payment systems manufactured outside the U.S., terrorist attacks, war and international political instability anywhere may decrease international demand for our products and inhibit customer development opportunities abroad, disrupt our supply chain and impair our ability to deliver our electronic payment systems, which could materially adversely affect our net revenues or results of operations. Any of these events may also disrupt global financial markets and precipitate a decline in the price of our common stock.

Risks Related to Our Industry

Our markets are highly competitive and subject to price erosion.

The markets for our system solutions and services are highly competitive, and we have been subject to price pressures. Competition from manufacturers, distributors or providers of products similar to or competitive with our system solutions or services could result in price reductions, reduced margins and a loss of market share or could render our solutions obsolete.

We expect to continue to experience significant and increasing levels of competition in the future. We compete with suppliers of cash registers that provide built in electronic payment capabilities and producers of software that facilitates electronic payment over the internet, as well as other manufacturers or distributors of electronic payment systems. We must also compete with smaller companies that have been able to develop strong local or regional customer bases. In certain foreign countries, some competitors are more established, benefit from greater name recognition and have greater resources within those countries than we do.

If we do not continually enhance our existing solutions and develop and market new solutions and enhancements, our net revenues and income will be adversely affected.

The market for electronic payment systems is characterized by:

•                  rapid technological change;

•                  frequent product introductions and enhancements;

•                  evolving industry and government performance and security standards; and

•                  changes in customer and end-user requirements.

Because of these factors, we must continually enhance our existing solutions and develop and market new solutions.

We cannot be sure that we will successfully complete the development and introduction of new solutions or enhancements or that our new solutions will be accepted in the marketplace. We may also fail to develop and deploy new solutions and enhancements on a timely basis. In either case, we may lose market share to our competitors, and our net revenues and income could suffer.

We must adhere to industry and government regulations and standards and therefore sales will suffer if we cannot comply with them.

Our system solutions must meet industry standards imposed by EMVCo, Visa, MasterCard and other credit card associations and standard setting organizations. New standards are continually being adopted or proposed as a result of worldwide anti-fraud initiatives, the increasing need for system compatibility and technology developments such as wireless and wireline IP communication. Our solutions also must comply with government regulations, including those imposed by telecommunications authorities and independent standards groups worldwide regarding emissions, radiation and connections with telecommunications and radio networks. We cannot be sure that we will be able to design our solutions to comply with future standards or regulations on a timely basis, if at all. Compliance with these standards could increase the cost of developing or producing our solutions. If we are unable to comply with new industry standards, or we cannot obtain or retain necessary regulatory approval or certifications in a timely fashion, or if compliance increases the cost of our solutions, our results of operations may be adversely affected.

Risks Related to Our Capital Structure

Our secured credit facility contains restrictive and financial covenants and, if we are unable to comply with these covenants, we will be in default. A default could result in the acceleration of our outstanding indebtedness, which would have an adverse effect on our business and stock price.

In June 2004, our principal operating subsidiary, VeriFone, Inc., and another subsidiary entered into a secured credit facility under which, as of April 30, 2005, VeriFone, Inc. had outstanding indebtedness, excluding capital leases, of approximately $260.6 million, of which $72 million was repaid on May 4, 2005.

Our secured credit facility contains customary covenants that require our subsidiaries to maintain certain specified financial ratios and restrict their ability to make certain distributions with respect to their capital stock, prepay other debt, encumber their assets, incur additional indebtedness, make capital expenditures above specified levels, engage in certain business combinations, or undertake various other corporate activities. Our business is conducted through subsidiaries of VeriFone Holdings, Inc. Therefore, as a practical matter, these covenants restrict our ability to engage in or benefit from such activities. In addition, we have, in order to secure repayment of our secured credit facility, pledged substantially all of our assets and properties. This pledge may reduce our operating flexibility because it restricts our ability to dispose of these assets or engage in other transactions that may be beneficial to us.

If we are unable to comply with any of these covenants, we will be in default, which could result in the acceleration of our outstanding indebtedness. If acceleration occurred, we would not be able to repay our debt and it is unlikely that we would be able to borrow sufficient additional funds to refinance our debt. Even if new financing is made available to us, it may not be available on acceptable terms.

We have negative stockholders’ equity, which could limit our ability to obtain additional financing.

As of April 30, 2005, we had negative stockholders’ equity of $120.4 million, due in part to a $97.4 million dividend paid on June 30, 2004. This may make lenders and other potential investors less likely to provide us with additional debt or equity financing. If we require additional financing, there is no guarantee that we can obtain it on acceptable terms, or at all. If we are unable to obtain additional, needed financing, our financial condition and results of operations may be adversely affected.

If we are unable to improve and maintain the quality of our internal controls, any weaknesses could materially and adversely affect our ability to provide timely and accurate information about our company, which could harm our reputation and share price.

On several occasions since our separation from Hewlett-Packard, our independent registered public accounting firm has identified deficiencies in our internal controls which rose to the level of “reportable conditions,” which means that these were matters that in our auditors’ judgment could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of our management in our financial statements. We have worked diligently to correct these deficiencies. We are not aware of any matters involving internal controls that we consider to be reportable conditions relating to the year ended October 31, 2004 or the six months ended April 30, 2005. Nevertheless, we cannot be certain that the measures we have taken will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Any failure to maintain adequate controls or to adequately implement required new or improved controls could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could adversely affect the trading price of our common stock.

GTCR has significant control over our operations, which will limit your ability to influence corporate activities and may adversely affect the market price of our common stock.

GTCR owns or controls shares representing, in the aggregate, approximately 49.7% voting interest in our company, and has three of the seven members on our board of directors. Accordingly, GTCR may exercise significant control over our operations and business strategy. In addition, GTCR will have substantial influence over the outcome of votes on all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions.

GTCR may also exercise control, with respect to mergers or other business combinations that involve a change in control of our company, under a stockholders agreement among us, GTCR and certain other stockholders. Subject to specified conditions, that agreement requires the stockholders who are parties to it to consent to a sale of VeriFone Holdings, Inc. to a non-affiliate of GTCR if the sale is approved by the holders of a majority of the shares subject to the agreement. So long as the shares subject to the stockholders agreement represent a majority of the voting power of our capital stock, this right gives GTCR the practical ability to sell our company in its sole discretion, because GTCR currently controls a majority of the shares subject to the stockholders agreement. As of April 30, 2005, a majority of the voting power of our capital stock was subject to the stockholders agreement.

GTCR’s ownership or control may have the effect of delaying or preventing a change in control of our company or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. These actions may be taken even if other stockholders oppose them.

Our Chief Executive Officer owns a significant stake in the Company and may be difficult to remove.

Our Chief Executive Officer, Douglas G. Bergeron, beneficially owns shares representing, in the aggregate, approximately 10.2% voting interest in our company. Moreover, Mr. Bergeron and several senior managers have a long professional history together at SunGard Data Systems Inc. Mr. Bergeron’s significant ownership stake in our company and his history with other senior management may also make it difficult for the board of directors to remove Mr. Bergeron or other members of senior management.

Conflicts of interest may arise because some of our directors are principals of our controlling stockholder.

Three principals of GTCR serve on our board of directors, which currently has seven members. GTCR and its affiliates may invest in entities that directly or indirectly compete with us or companies in which they currently invest may begin competing with us. As a result of these relationships, when conflicts between the interests of GTCR and the interests of our other stockholders arise, these directors may not be disinterested. Although our directors and officers have a duty of loyalty to us, under Delaware law and our amended and restated certificate of incorporation that was adopted in connection with the closing of our initial public offering on May 4, 2005, transactions that we enter into in which a director or officer that is a representative of GTCR has a conflict of interest are generally permissible so long as (1) the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to our board of directors and a majority of our disinterested directors approves the transaction, (2) the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to our stockholders and a majority of our disinterested stockholders approves the transaction, or (3) the transaction is otherwise fair to us. GTCR’s representatives will not be required to offer to us any transaction opportunity of which they become aware and could take any such opportunity for themselves or offer it to other companies in which they have an investment, unless such opportunity is expressly offered to them solely in their capacity as a director of our company.

We will incur increased costs as a public company.

As a public company, we are required to incur significant legal, accounting and other expenses that we were not required to incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC and the New York Stock Exchange, have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal and financial compliance costs and to make some activities more time consuming and costly. For example, as a result of being a public company, we will be required to create additional board committees and adopt policies regarding internal controls and disclosure controls and procedures. In addition, we will incur additional costs associated with our public company reporting requirements.

Future sales of our common stock, or the perception in the public markets that these sales may occur, could depress our stock price.

Sales of substantial amounts of our common stock, or the possibility of such sales, may adversely affect the market price of our common stock. These sales may also make it more difficult for us to raise capital through the issuance of equity securities at a time and at a price we deem appropriate.

Upon completion of our public offering on May 4, 2005, there were 65,085,293 shares of common stock outstanding. Of these shares, 17,710,000 shares of common stock are freely transferable without restriction or further registration under the Securities Act of 1933. The remaining 47,375,293 shares of common stock available for future sale are “restricted securities” within the meaning of Rule 144 under the Securities Act and will be eligible for resale subject to the volume, manner of sale, holding period and other limitations of Rule 144. In addition to outstanding shares eligible for sale, additional shares of our common stock will be issuable under currently outstanding stock options. We have granted GTCR and other stockholders the right to require us to register shares of our common stock. These stockholders will be permitted to register shares that represent a majority of our common stock pursuant to the rights that we have granted to them. Accordingly, the sale of shares subject to registration rights may have a negative impact on the market price for our common stock. These shares and the shares held by our other stockholders, are subject to lock-up agreements and may not be sold to the public during the 180-day period following April 29, 2005, the date of the final prospectus used to sell securities in our initial public offering without the prior written consent of J.P. Morgan Securities Inc. and Lehman Brothers Inc.

Some provisions of our certificate of incorporation and bylaws may delay or prevent transactions that many stockholders may favor.

Some provisions of our amended and restated certificate of incorporation and amended and restated bylaws that became effective upon the completion of our public offering may have the effect of delaying, discouraging, or preventing a merger or acquisition that our stockholders may consider favorable, including transactions in which stockholders might receive a premium for their shares. These provisions include:

•                  authorization of the issuance of “blank check” preferred stock without the need for action by stockholders;

•                  the removal of directors or amendment of our organizational documents only by the affirmative vote of the holders of two-thirds of the shares of our capital stock entitled to vote;

•                  provision that any vacancy on the board of directors, however occurring, including a vacancy resulting from an enlargement of the board, may only be filled by vote of the directors then in office;

•                  inability of stockholders to call special meetings of stockholders; and

•                  advance notice requirements for board nominations and proposing matters to be acted on by stockholders at stockholder meetings.

The trading price for our common stock may be volatile.

The trading price of our common stock may fluctuate in response to various factors, some of which are beyond our control. These factors include:

•                  Quarterly variations in our results of operations or those of our competitors.

•                  Announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments.

•                  The emergence of new sales channels in which we are unable to compete effectively.

•                  Our ability to develop and market new and enhanced products on a timely basis.

•                  Commencement of, or our involvement in, litigation.

•                  Any major change in our board of directors or management.

•                  Changes in governmental regulations or in the status of our regulatory approvals.

•                  Recommendations by securities analysts or changes in earnings estimates.

•                  Announcements about our earnings that are not in line with analyst expectations, the likelihood of which is enhanced because it is our policy not to give guidance on earnings.

•                  Announcements by our competitors of their earnings that are not in line with analyst expectations.

•                  The volume of shares of common stock available for trade.

•                  Short sales, hedging and other derivative transactions on shares of our common stock.

•                  General economic and political conditions and slow or negative growth of related markets.

In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance. Fluctuations in the trading price of our common stock may be even more pronounced since we only recently completed our initial public offering. In the past, following periods of volatility in the overall market and the trading price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. To mitigate some of these risks, we utilize derivative financial instruments to hedge these exposures. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rates

We are exposed to interest rate risk related to our debt, which bears interest based upon the three-month LIBOR rate. In July 2004, we purchased a two-year interest rate cap with a notional amount of $50.0 million under which we will receive interest payments if the three-month LIBOR rate exceeds 4%. In July 2004, we purchased one-year interest rate caps with combined notional amounts of $140.0 million under which we will receive interest payments if the three-month LIBOR rate exceeds 5%. We purchased the interest rate caps for a total of $330,000, which is being amortized as interest expense over the life of the caps. Since July 2004, LIBOR has remained under 4% and we have not received any interest payments to date. A 1% increase in the variable rate of interest on the currently outstanding debt under our secured credit facility would increase annual interest expense by approximately $2.6 million.

Foreign Currency Risk

A substantial part of our business consists of sales made to customers outside the United States. A portion of the net revenues we receive from such sales is denominated in currencies other than the U.S. dollar. Additionally, portions of our costs of net revenues and our other operating expenses are incurred by our International operations and denominated in local currencies. While fluctuations in the value of these net revenues, costs and expenses as measured in U.S. dollars have not materially affected our results of operations historically, we cannot assure you that adverse currency exchange rate fluctuations will not have a material impact in the future. In addition, our balance sheet reflects non-U.S. dollar denominated assets and liabilities, primarily inter-company balances which can be adversely affected by fluctuations in currency exchange rates. Recently, we have entered into foreign currency forward contracts and other arrangements intended to hedge our exposure to adverse fluctuations in exchange rates. As of April 30, 2005, our foreign currency risk pertaining to non-U.S. dollar denominated assets and liabilities primarily were a $2.4 million inter-company payable from our Brazil subsidiary and a $2.2 million inter-company payable from our Australia subsidiary, both due to our principal U.S. operating subsidiary. As of April 30, 2005, we have entered into foreign currency forward contracts to sell Brazilian reais and Australian dollars with notional amounts of $2.5 million and $2.2 million, respectively. However, if we chose not to enter into foreign currency forward contract transactions to hedge against these exposures and the Brazilian real and Australian dollar both were to devalue 5% to 10% against the U.S. dollar, results of operations at that time would include a foreign exchange loss of $0.2 million to $0.4 million.

Hedging arrangements of this sort may not always be effective to protect our results of operations against currency exchange rate fluctuations, particularly in the event of imprecise forecasts of non-U.S. denominated assets and liabilities. Accordingly, if there is an adverse movement in exchange rates, we might suffer significant losses.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, in all material respects, to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in any of our legal proceedings since our recently filed Registration Statement on Form S-1 (Form 333-121947).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

In the quarter ended April 30, 2005, we issued an aggregate of 30,495 shares of our non-voting common stock to certain employees and officers upon the exercise of options awarded under our New Founder’s Stock Option Plan. We received aggregate proceeds of $93,000 as a result of the exercise of these options. We believe that these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation. As of April 30, 2005, options to purchase an aggregate of 1,394,450 shares of our non-voting common stock remain outstanding. All option grants made under the New Founder’s Stock Option Plan were made prior to the effectiveness of our registration statement on Form S-1 on April 29, 2005. No further option grants will be made under our New Founder’s Stock Option Plan.

On May 4, 2005, in connection with the amendment and restatement of our Certificate of Incorporation, we converted all non-voting shares to voting shares on a share-for-share basis, with a corresponding effective conversion of all outstanding options and shares reserved for issuance under the New Founder’s Stock Option Plan.  We received no consideration as a result of this transaction. We believe this transaction was exempt from the registration requirements of the Securities Act in reliance on Section 3(a)(9) thereof as an exchange of securities by us with our existing security holders exclusively, in which no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering.

Use of Proceeds from Public Offering

The Securities and Exchange Commission declared our registration statement, on Form S-1 (File No. 333-121947), effective on April 29, 2005. The underwriters were J.P. Morgan Securities Inc., Lehman Brothers Inc., Credit Suisse First Boston, Goldman, Sachs & Co and Banc of America L.L.C.

Our initial public offering closed on May 4, 2005. All 17,710,000 shares of common stock registered under the Registration Statement, which included 2,310,000 shares of common stock covered by an over-allotment option granted to the underwriters, were sold to the public at a price of $10.00 per share. Of the 17,710,000 shares of common stock sold in the offering, 8,500,000 shares were sold by us and 9,210,000 shares were sold by selling shareholders. The offering terminated on May 4, 2005, after the sale of all of the securities registered by the Registration Statement.

The aggregate gross proceeds from the sale of shares of common stock by us were $85.0 million and the aggregate gross proceeds from the sale of shares of common stock our selling shareholders was $92.1 million. The aggregate estimated net proceeds to us were $77.1 million after deducting $3.7 million in underwriting discounts and commissions and $4.2 million in estimated expenses incurred by us in connection with the offering.

We used the net proceeds for repayment of our Second Lien Loan of $72.0 million, a prepayment premium of $2.2 million and for general corporate purposes.  The use of proceeds does not represent a material change from the use of proceeds described in the initial public offering prospectus we filed pursuant to Rule 424(b) of the Securities Act of 1933, as amended, with the SEC on May 2, 2005.

ITEM 6. EXHIBITS

Exhibit

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIFONE HOLDINGS, INC

Date: June 3, 2005	By:	/s/ Douglas G. Bergeron
Douglas G. Bergeron
Chairman of the Board of Directors and Chief Executive Officer

	By:	/s/ Barry Zwarenstein
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.