Form 10-Q
period 2005-07-31
VeriFone Holdings, Inc.
filed 2005-08-29
CIK 1312073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒     NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    YES  ☐     NO  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐     NO  ☒

At July 31, 2005, the number of shares outstanding of the registrant’s common stock, $0.01 par value was 65,089,258.

Table of Contents

VeriFone Holdings, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	July 31, 2005	October 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,091	$12,705
Accounts receivable, net of allowances for doubtful accounts of $1,159 and $2,868	74,304	77,839
Inventories	33,016	32,113
Deferred and prepaid tax assets	4,599	4,548
Prepaid expenses and other current assets	8,008	9,208
Total current assets	140,018	136,413

Equipment and improvements, net	6,186	5,754
Purchased intangible assets, net	21,751	22,234
Goodwill	51,115	53,224
Deferred tax assets	15,605	11,508
Debt issuance costs, net	7,721	11,500
Other assets	5,509	4,986

Total assets	$247,905	$245,619

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$35,462	$43,702
Income taxes payable	1,541	13,749
Accrued compensation	10,926	11,652
Accrued warranty	4,437	2,651
Deferred revenue	16,355	14,152
Deferred tax liabilities	1,119	459
Accrued expenses	4,601	8,067
Other current liabilities	15,109	14,271
Current portion of long-term debt	2,028	2,308
Total current liabilities	91,578	111,011

Accrued warranty	951	1,144
Deferred revenue	7,012	5,872
Long-term debt, less current portion	181,296	259,879
Deferred tax liabilities	2,036	1,726
Other long-term liabilities	811	1,374

Commitments and contingencies

Stockholders’ deficit:
Voting common stock	651	564
Nonvoting common stock	—	—
Preferred stock	—	—
Additional paid-in-capital	78,090	146
Deferred stock-based compensation	—	(146)
Accumulated deficit	(115,039)	(136,218)
Accumulated other comprehensive income	519	267
Total stockholders’ deficit	(35,779)	(135,387)
Total liabilities and stockholders’ deficit	$247,905	$245,619

See accompanying notes.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
	(unaudited)
Net revenues:
System Solutions	$111,388	$92,779	$314,791	$248,481
Services	14,313	11,264	40,086	32,988
Total net revenues	125,701	104,043	354,877	281,469
Cost of net revenues:
System Solutions(1)	68,235	59,717	192,764	153,650
Services	6,361	6,027	20,954	18,963
Total cost of net revenues	74,596	65,744	213,718	172,613

Gross profit	51,105	38,299	141,159	108,856
Operating expenses:(1)
Research and development	10,400	8,501	30,351	24,255
Sales and marketing	13,334	10,858	38,310	32,246
General and administrative	8,116	7,697	21,607	19,026
Amortization of purchased intangible assets	1,158	2,550	3,808	7,650
Total operating expenses	33,008	29,606	94,076	83,177

Operating income	18,097	8,693	47,083	25,679

Interest expense	(2,996)	(3,113)	(11,758)	(8,523)
Other income (expense), net	(6,142)	(11,043)	(6,313)	(11,815)
Income (loss) before income taxes	8,959	(5,463)	29,012	5,341
Provision (benefit) for income taxes	2,424	(2,568)	7,833	2,510

Net income (loss)	6,535	(2,895)	21,179	2,831
Accrued dividends on preferred stock	—	1,264	—	4,959
Net Income (loss) attributable to common stockholders	$6,535	$(4,159)	$21,179	$(2,128)

Net income (loss) per common share:
Basic	$0.11	$(0.08)	$0.38	$(0.04)
Diluted	$0.10	$(0.08)	$0.36	$(0.04)

Weighted-average shares used in computing of net income (loss) per common share:
Basic	62,133	51,067	56,285	50,101
Diluted	65,423	51,067	59,630	50,101

(1) Stock-based compensation included above:
Cost of net revenues - System Solutions	$73	$—	$73	$—
Research and development	185	—	185	—
Sales and marketing	355	—	355	—
General and administrative	250	22	302	66
	$863	$22	$915	$66

See accompanying notes.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Nine Months Ended July 31,
	2005	2004
	(unaudited)
Cash flows from operating activities
Net income	$21,179	$2,831
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of purchased intangibles	9,063	15,376
Depreciation and amortization of equipment and improvements	2,292	1,673
Amortization of capitalized software	780	333
Amortization of interest rate caps	80	—
Accretion of debt discount	—	295
Amortization of debt issuance costs	891	547
Stock-based compensation	915	66
Non-cash portion of loss on debt extinguishment	2,898	8,385
Changes in operating assets and liabilities:
Accounts receivable, net	4,302	(11,230)
Inventories	(903)	9,997
Deferred tax assets	(4,148)	—
Prepaid expenses and other current assets	1,120	(28)
Other assets	1	1,489
Accounts payable	(8,472)	1,889
Income taxes payable	(5,361)	(9,599)
Accrued compensation	(812)	286
Accrued warranty	1,592	(987)
Deferred revenue	2,455	5,442
Deferred tax liabilities	970	—
Accrued expenses and other liabilities	(3,208)	(5,028)

Net cash provided by operating activities	25,634	21,737

Cash flows from investing activities
Software development costs capitalized	(691)	(2,348)
Purchase of equipment and improvements	(2,166)	(1,507)
Acquisition of business, net of cash and cash equivalents	(13,456)	—
Purchase of other assets	(618)	—

Net cash used in investing activities	(16,931)	(3,855)

Cash flows from financing activities
Proceeds from revolving promissory notes payable and revolver	19,680	173,431
Repayments of revolving promissory notes payable and revolver	(19,680)	(187,143)
Repayment of term promissory note	—	(10,000)
Proceeds from long-term debt	—	250,103
Repayment of long-term debt	(78,507)	(60,000)
Repayments of capital leases	(356)	(259)
Repurchase of preferred stock	—	(86,169)
Payment of common stock dividend	—	(97,432)
Proceeds from issuance of common stock	85,000	—
Payment of IPO costs	(7,342)	—
Proceeds from exercises of stock options and other	147	18
Repurchase of common stock	—	(2)

Net cash used in financing activities	(1,058)	(17,453)
Effect of foreign currency exchange rate changes on cash	(259)	134
Net increase in cash and cash equivalents	7,386	563
Cash and cash equivalents, beginning of period	12,705	5,877

Cash and cash equivalents, end of period	$20,091	$6,440

Supplemental disclosures of cash flow information
Cash paid for interest	$10,984	$8,713
Cash paid for taxes	$16,045	$11,836

Schedule of noncash transactions
Accrued dividends on preferred stock	$—	$4,959
Issuance of common stock for IPO services	$1,250	$—
Issuance of common stock for acquisition services	$250	$—
Equipment purchased under capital leases	$—	$377

See accompanying notes.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Description of Business

VeriFone Holdings, Inc. (“VeriFone” or the “Company”) was incorporated in Delaware on June 13, 2002 in order to acquire 88% of the outstanding common stock of VeriFone, Inc. on July 1, 2002. Prior to the Company’s initial public offering on May 4, 2005, VeriFone was majority owned by GTCR Fund VII, L.P., an equity fund managed by GTCR Golder Rauner, LLC, or GTCR, a private equity firm. As of July 31, 2005, equity funds managed by GTCR owned approximately 49.7% of the outstanding common stock of the Company. VeriFone designs, markets, and services transaction automation systems that enable secure electronic payments among consumers, merchants, and financial institutions.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements (Interim Financial Statements) include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of July 31, 2005, the condensed consolidated statements of operations for the three and nine months ended July 31, 2005 and 2004, and the condensed consolidated statements of cash flows for the nine months ended July 31, 2005 and 2004 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and with Article 10 of Regulation S-X. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements, except for the adoption of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method, and include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position at July 31, 2005, its results of operations for the three and nine months ended July 31, 2005 and 2004, and its cash flows for the nine months ended July 31, 2005 and 2004. The results for the interim periods are not necessarily indicative of the results to be expected for any future period. The condensed consolidated balance sheet as of October 31, 2004 has been derived from the audited consolidated balance sheet as of that date. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Registration Statement on Form S-1, as amended (File No. 333-121947), which was declared effective by the Securities and Exchange Commission (“SEC”) on April 29, 2005.

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

Revenue Recognition

                The Company’s revenue recognition policy is consistent with applicable revenue recognition guidance and interpretations, including the requirements of Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables, Statement of Position 97-2 (“SOP 97-2”), Software Revenue Recognition, Statement of Position 81-1 (“SOP 81-1”) Accounting for Performance of Construction-Type and Certain Production Type Contracts, Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition.

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

                The Company enters revenue arrangements for individual products or services. As a System Solutions provider, the Company’s sales arrangements often include support services in addition to electronic payment devices (“multiple deliverables”). These services may include installation, training, consulting, customer support, and/or refurbishment arrangements.

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

                Net revenues from services such as customer support are initially deferred and then recognized on a straight-line basis over the term of the contract. Net revenues from services such as installations, equipment repairs, refurbishment arrangements, training and consulting are recognized as the services are rendered.

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

Warranty Costs

The Company accrues for estimated warranty obligations when revenue is recognized based on an estimate of future warranty costs for delivered products. Such estimates are based on historical experience and expectations of future costs. The Company periodically evaluates and adjusts the accrued warranty costs to the extent actual warranty costs vary from the original estimates. The

Company’s warranty period typically extends from 13 months to five years from the date of shipment. Costs associated with maintenance contracts, including extended warranty contracts, are expensed when they are incurred. Actual warranty costs may differ from management’s estimates.

Fair Value of Financial Instruments

                Financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, long-term debt, foreign currency exchange contracts and interest rate caps. The estimated fair value of these instruments approximates their carrying value due to the short period of time to their maturities and the floating rate of interest on long-term debt. The fair value of foreign currency exchange contracts and interest rate caps are based on quotes from brokers using market prices for those or similar instruments.

Derivative Financial Instruments

                The Company uses foreign currency forward contracts, to hedge a portion, but not all, existing and anticipated foreign currency denominated transactions. The terms of foreign currency forward contracts used are generally consistent with the timing of the foreign currency transactions. Under its foreign currency risk management strategy, the Company utilizes derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. This financial exposure is monitored and managed by the Company as an integral part of its overall risk management program which focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results. The Company also enters into interest rate caps in managing its interest rate risk on its variable rate secured credit facility.

                The Company records derivatives, namely foreign currency contracts and interest rate caps, on the balance sheet at fair value. Changes in the fair value of derivatives which do not qualify or are not effective as hedges are recognized currently in earnings. The Company does not use derivative financial instruments for speculative or trading purposes, nor does it hold or issue leveraged derivative financial instruments.

                The Company formally documents relationships between hedging instruments and associated hedged items. This documentation includes: identification of the specific foreign currency asset, liability or forecasted transaction being hedged; the nature of the risk being hedged; the hedge objective; and, the method of assessing hedge effectiveness. Hedge effectiveness is formally assessed, both at hedge inception and on an ongoing basis, to determine whether the derivatives used in hedging transactions are highly effective in offsetting changes in foreign currency denominated assets, liabilities and anticipated cash flow or hedged items. When an anticipated transaction is no longer likely to occur, the corresponding derivative instrument is de-designated as a hedge, and changes in fair value of the instrument are recognized in net income. Through July 31, 2005, there had been no derivative instruments that had become ineffective once designated, except for one instrument relating to an interest rate cap which resulted in a charge of approximately $3,000 for the three and nine months ended July 31, 2005.

                The Company’s international sales are primarily denominated in U.S. dollars. For foreign currency denominated sales, however, the volatility of the foreign currency markets represents risk to the Company’s margins. The Company defines its exposure as the risk of changes in the functional-currency-equivalent cash flows (generally U.S. dollars) attributable to changes in the related foreign currency exchange rates. In fiscal year 2004 and the first three fiscal quarters of 2005, the Company entered into certain transactions with forward foreign currency contracts with critical terms designed to match those of the underlying exposure. The Company did not qualify these forward sales contracts as hedging instruments and, as such, records the changes in the fair value of these derivatives immediately in other income (expense), net in the Company’s accompanying condensed consolidated statements of operations. As of October 31, 2004, the Company had outstanding foreign currency forward contracts to sell Brazilian reais and Australian dollars with notional amounts of $2.0 million and $2.6 million, respectively. As of July 31, 2005, the Company had entered into foreign currency forward contracts to sell Brazilian reais and Australian dollars with notional amounts of $0.9 million and $2.3 million, respectively. All of the Company’s foreign currency forward contracts have original maturities of 35 days or less. The gains or losses on foreign currency forward contracts are recorded in other income (expense), net in the Company’s accompanying condensed consolidated statements of operations.

                The Company is exposed to interest rate risk related to its debt, which bears interest based upon the LIBOR rate. On June 30, 2004, the Company entered into a secured credit facility (the “Credit Facility”) with a syndicate of financial institutions, led by Banc of America Securities and Credit Suisse First Boston. Under the Credit Facility, the Company is required to fix the interest rate through swaps, rate caps, collars and similar agreements with respect to at least 30% of the outstanding principal amount of all loans and other indebtedness that have floating interest rates. This interest rate protection must extend through June 30, 2006. In July 2004, the Company purchased a two-year interest rate cap for $285,000 with a notional amount of $50 million under which the Company will receive interest payments if the three-month LIBOR rate exceeds 4%. In July 2004, the Company also purchased one-year interest rate caps for a total of $45,000, with combined notional amounts of $140 million under which the Company would have received payments to the extent that the three-month LIBOR rate exceeded 5%. The $140 million combined interest rate caps expired in July of 2005. In March 2005, the Company purchased a one-year interest rate cap for $29,000 with an effective date of July 2005 and a notional amount of $30 million, under which the Company will receive payments to the extent the three-month LIBOR rate exceeds 5%.

                The two remaining interest rate caps were recorded in prepaid expenses and other current assets in the condensed consolidated balance sheet and are being amortized as interest expense over the life of the caps. Since July 2004, three-month LIBOR has remained under 4% and the Company has not received any interest payments to date.

The interest rate caps were designated as cash flow hedges and are recorded at fair value. Based upon valuations provided by a third party financial institution, the fair value of the interest rate caps as of October 31, 2004 was $69,000 which was recorded in prepaid expenses and other current assets in the condensed consolidated balance sheet, with the related $247,000 unrealized loss recorded as a component of accumulated other comprehensive income, net of $96,000 tax benefit. The fair value of the interest rate caps as of July 31, 2005 was $121,000, with the related $143,000 unrealized loss recorded as a component of accumulated other comprehensive income, net of a $56,000 tax benefit.

Stock-Based Compensation

Prior to May 1, 2005, the Company accounted for stock-based employee compensation plans under the intrinsic value recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, (“APB No. 25”) and related Interpretations as permitted by Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). For the three months ended July 31, 2005 and 2004, the Company recorded $0 and $22,000, respectively, for the intrinsic value of the stock based compensation. For the nine months ended July 31, 2005 and 2004, the Company recorded $52,000 and $66,000, respectively, for the intrinsic value of the stock-based compensation. Effective May 1, 2005, the Company adopted the fair value recognition and measurement provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) is applicable for stock-based awards exchanged for employee services and in certain circumstances for nonemployee directors. Pursuant to SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. The Company elected to adopt the modified-prospective-transition method, as provided by SFAS 123(R). Accordingly, prior period amounts have not been restated. Under this transitional method, the Company is required to record compensation expense for all awards granted after the date of adoption using grant-date fair value estimated in accordance with the provisions of SFAS 123(R) and for the unvested portion of previously granted awards as of May 1, 2005 using the grant-date fair value estimated in accordance with the provisions of SFAS 123.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits due to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

                The application of SFAS 123(R) had the following effect on reported amounts relative to amounts that would have been reported using the intrinsic value method under APB No.25 (amounts in thousands, except per share data):

	Following APB 25		After Effect of Adopting 123(R)
	Three Months Ended July 31, 2005	Nine Months Ended July 31, 2005	Three Months Ended July 31, 2005	Nine Months Ended July 31, 2005
Operating income before income taxes	$12,106	$41,106	$18,097	$47,083
Income before income taxes	2,968	23,035	8,959	29,012
Net income	2,461	17,114	6,535	21,179
Net income per common share
Basic	$0.04	$0.30	$0.11	$0.38
Diluted	0.04	0.29	0.10	0.36

Net cash provided by operating activities		$25,652		$25,634
Net cash used in financing activities		(1,076)		(1,058)

Pro forma information regarding net income and earnings per share has been determined as if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans in all periods presented prior to the Company adopting SFAS 123(R) in the third quarter of fiscal 2005. The fair value of each stock option and stock purchase right for the periods prior to adoption was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended July 31, 2004	Six Months Ended April 30, 2005	Nine Months Ended July 31, 2004
Expected term of the options	4 years	4 years	4 years
Risk-free interest rate	2.6%	3.7%	2.6%
Expected stock price volatility	80%	59%	80%
Expected dividend rate	0.0%	0.0%	0.0%

For the purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options’ vesting period using the straight-line method. The Company’s pro forma information, excluding the third quarter of fiscal 2005, the period of adoption, is as follows (in thousands, except per share data):

	Three Months Ended July 31, 2004	Nine Months Ended July 31, 2005	Nine Months Ended July 31, 2004
Net income (loss) attributable to common stockholders - as reported	$(4,159)	$21,179	$(2,128)
Plus: stock-based employee compensation expense included in reported net income (loss) attributable to common stockholders	22	915	66
Less: total stock-based employee compensation expense determined under fair value based method for all awards	(332)	(1,163)	(396)
Pro forma net income (loss) attributable to common stockholders	$(4,469)	$20,931	$(2,458)

Net income (loss) per common share:
Basic - as reported	$(0.08)	$0.38	$(0.04)
Basic - pro forma	$(0.09)	$0.37	$(0.05)

Diluted - as reported	$(0.08)	$0.36	$(0.04)
Diluted - pro forma	$(0.09)	$0.35	$(0.05)

At July 31, 2005, the Company had four share-based compensation plans, which are described in Note 8. The compensation cost that has been charged to operations for those plans pursuant to FAS 123(R) was $863,000 for both the three and nine months ended July 31, 2005. The total deferred tax benefit recognized in the statement of operations for share-based compensation arrangements pursuant to FAS 123(R) was $282,000 for both the three and nine months ended July 31, 2005.

Earnings Per Common Share

                Basic earnings per common share is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding for the period, less weighted average shares subject to repurchase. Diluted earnings per common share data is computed using the weighted average number of common shares outstanding plus the effect of common stock equivalents, unless the common stock equivalents are antidilutive.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share amounts):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss) attributable to common stockholders	$6,535	$(4,159)	$21,179	$(2,128)

Denominator:
Weighted-average shares of voting and non voting common stock outstanding	64,806	55,214	59,185	54,616
Less: weighted-average shares subject to repurchase	(2,673)	(4,147)	(2,900)	(4,515)
Weighted average shares used in computing basic net income per common share	62,133	51,067	56,285	50,101

Add dilutive securities:
Weighted-average shares subject to repurchase	2,673	—	2,900	—
Restricted stock and stock options	617	—	445	—
Weighted average shares used in computing diluted net income per common share	65,423	51,067	59,630	50,101

Net income per common share:
Basic	$0.11	$(0.08)	$0.38	$(0.04)
Diluted	$0.10	$(0.08)	$0.36	$(0.04)

For the three and nine months ended July 31, 2005, 34,500 options to purchase Common Stock were excluded from the calculation of weighted averages shares for diluted net income per share as they were antidilutive. For the three and nine months ended July 31, 2004, 790,240 options to purchase Common Stock were excluded from the calculation of weighted averages shares for diluted net income per share as they were antidilutive. For the three and nine months ended July 31, 2004 1,642,549 and 2,265,584 warrants to purchase voting common stock were excluded from the calculation of weighted average shares for diluted net income per share as they were antidilutive. The effect of potentially dilutive securities from shares subject to repurchase of 4,147,000 and 4,515,000 for the three and nine month periods ended July 31, 2004 were not included in the computation of diluted net income (loss) per share as the effect was antidilutive due to the net loss.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”), issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“Statement 151”). Statement 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of Statement 151 are effective for fiscal periods beginning after June 15, 2005. The adoption of Statement 151 is not expected to have a material impact on the Company’s condensed consolidated results of operations, financial position or cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“Statement 154”). SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of FAS 154 is not expected to have a material impact on the Company’s condensed consolidated results of operations, financial position or cash flows.

Note 3. Balance Sheet and Statement of Operations Detail

Inventories

Inventories consist of the following (in thousands):

	July 31, 2005	October 31, 2004
Raw materials	$4,829	$6,104
Work-in-process	3,609	2,143
Finished goods	24,578	23,866
	$33,016	$32,113

Purchased Intangible Assets

Purchased intangible assets subject to amortization consist of the following (in thousands):

	Gross Carrying Amount			Accumulated Amortization			Net	Net
	October 31, 2004	Additions	July 31, 2005	October 31, 2004	Additions	July 31, 2005	July 31, 2005	October 31, 2004
Developed technology	$26,304	$4,500	$30,804	$(21,831)	$(3,089)	$(24,920)	$5,884	$4,473
Core technology	14,442	—	14,442	(6,741)	(2,166)	(8,907)	5,535	7,701
Trade name	22,225	—	22,225	(12,165)	(3,352)	(15,517)	6,708	10,060
Customer relationships	11,634	4,080	15,714	(11,634)	(456)	(12,090)	3,624	—
	$74,605	$8,580	$83,185	$(52,371)	$(9,063)	$(61,434)	$21,751	$22,234

Additions during the nine months ended July 31, 2005, relate to the acquisition of certain assets of GO Software, which occurred on March 1, 2005.

Amortization of purchased intangibles was allocated as follows (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
Included in cost of net revenues	$1,600	$2,264	$5,255	$7,726
Included in operating expenses	1,158	2,550	3,808	7,650
	$2,758	$4,814	$9,063	$15,376

Estimated amortization expense as of July 31, 2005 is as follows (in thousands):

	Cost of	Operating
Fiscal Year	Revenues	Expenses	TOTAL
2005 (remaining three months)	1,600	1,158	2,758
2006	5,183	4,633	9,816
2007	3,246	3,371	6,617
2008	868	754	1,622
2009	526	312	838
2010	—	100	100
	$11,423	$10,328	$21,751

Goodwill

                Activity related to goodwill consisted of the following (in thousands):

July 31, 2005
Balance, beginning of period	$53,224
Reversal of pre-acquisition tax contingency	(6,865)
Acquisition of GO Software	4,756
$51,115

                On March 1, 2005, the Company acquired the assets of the GO Software business from Return on Investment Corporation and recorded approximately $4.8 million of goodwill in connection with the acquisition during the second quarter of fiscal 2005 (see Note 12). During the third quarter of fiscal 2005, the Company recorded a reversal of goodwill of approximately $6.9 million related to the favorable resolution of a pre-acquisition tax contingency.

Warranty

The following table reconciles the changes to the product warranty liability for the period indicated (in thousands):

	Nine Months Ended July 31,
	2005	2004
Balance, beginning of period	$3,795	$4,561
Warranty charged to cost of net revenues	2,700	1,236
Utilization of warranty	(2,611)	(2,443)
Changes in estimates	1,504	220
Balance, end of period	$5,388	$3,574

Note 4. Financing

The Company’s financings consisted of the following (in thousands):

	July 31, 2005	October 31, 2004
Secured credit facility
Revolver	$—	$—
Term B loan	183,018	189,525
Second lien loan	—	72,000
Capital leases	306	662
	183,324	262,187
Less current portion	(2,028)	(2,308)
	$181,296	$259,879

Secured Credit Facility

                On June 30, 2004, the Company entered into a secured credit facility (the “Credit Facility”) with a syndicate of financial institutions, led by Banc of America Securities and Credit Suisse First Boston. The Credit Facility consists of a Revolver permitting borrowings up to $30 million, a Term B Loan of $190 million, and a Second Lien Loan of $72 million. The Credit Facility is guaranteed by the Company and its subsidiaries and is secured by collateral including substantially all of the Company’s assets and stock of the Company’s subsidiaries. As of July 31, 2005, the interest rate on the Term B Loan was 5.68%. For the nine months ended July 31, 2005 the weighted average interest rate on the Credit Facility was 5.69%. The Company also pays a commitment fee on the unused portion of the Revolver under its Credit Facility at a rate that varies between 0.375% and 0.5% per annum depending upon its consolidated total leverage ratio.

                At the Company’s option, the Revolver bears interest at a rate of either 2.50% over the three-month LIBOR, which was 2.13% and 3.68% at October 31, 2004 and July 31, 2005, respectively, or 1.50% over the lender’s base rate, which was 4.75% and 6.25% at October 31, 2004 and July 31, 2005, respectively. The entire $30 million Revolver was available for borrowing to meet short-term working capital requirements at October 31, 2004 and July 31, 2005. At the Company’s option, borrowings on the Term B Loan bear interest at a rate of either 2.0% (2.5% prior to May 4, 2005) over the three-month LIBOR or 1.0% (1.5% prior to May 4, 2005) over the lender’s base rate. Interest payments are due monthly, bi-monthly, quarterly or bi-quarterly at the Company’s option. The lender’s base rate is the greater of the Fed Funds rate plus 50 basis points or the Bank of America prime rate. During the third quarter of fiscal 2005, the Company paid $5.6 million of the principal balance on the Term B Loan, resulting in an outstanding balance of $183.0 million as of July 31, 2005.

                The respective maturity dates on the components of the Credit Facility are June 30, 2009 and June 30, 2011 for the Revolver and Term B Loan. On May 4, 2005, the Company used a portion of the net proceeds that it received from its initial public offering to repay in full the Second Lien Loan and to pay a prepayment premium of $2.2 million. The Company recorded a loss on debt extinguishment of $4.9 million, including the $2.2 million prepayment premium and $2.7 million of unamortized debt issuance costs, in other income (expense), net on the condensed consolidated statements of operations in the third quarter of fiscal 2005.

                The terms of the Credit Facility require the Company to comply with financial covenants, including maintaining leverage, and fixed charge coverage ratios, obtaining protection against fluctuation in interest rates, and limits on capital expenditure levels at the end of each fiscal quarter. As of July 31, 2005, the Company was required to maintain a senior leverage ratio of not greater than 3.35 to 1.0, a maximum leverage ratio of not greater than 4.75 to 1.0 and a fixed charge ratio of at least 2.0 to 1.0. Some of the financial covenants become more restrictive over the term of the Credit Facility. Noncompliance with any of the financial covenants without cure or waiver would constitute an event of default under the Credit Facility. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of repayment of the principal and interest outstanding and a termination of the revolving Credit Facility. The Credit Facility also contains nonfinancial covenants that restrict some of the Company’s activities, including, its ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in specified transactions with affiliates. The Credit Facility also contains customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, subject to specified grace periods, breach of specified covenants, change in control and material inaccuracy of representations and warranties. The Company was in compliance with its financial and nonfinancial covenants as of October 31, 2004 and July 31, 2005.

On March 23, 2005, the Company executed the first amendment to its Credit Facility that became effective upon closing of the Company’s initial public offering on May 4, 2005. Prior to the amendment, borrowings on the Term B Loan bore interest at a rate of either 2.50% over the three-month LIBOR or 1.50% over the lender’s base rate. Subsequent to the amendment, at the Company’s option, borrowings on the Term B Loan bear interest at a rate of either 2.00% over the three-month LIBOR or 1.00% over the lender’s base rate. The amendment also relaxed certain of the financial and non-financial covenants. The amendment does not represent a significant modification in accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. The Company paid approximately $0.5 million in fees in connection with the first amendment, which was recorded in other income (expense), net on the condensed consolidated statements of operations in the third quarter of fiscal 2005.

Note 5. Restructuring Charges

                In connection with the acquisition of VeriFone Inc. by the Company on July 1, 2002, the Company assumed the liability for a restructuring plan. The remaining accrued restructuring balance represents primarily future facilities lease obligations, net of estimated future sublease income, which are expected to be paid through 2007.

Activities related to the restructuring liability are as follows (in thousands):

	Facilities	Other	Total
Balance at October 31, 2004	$2,035	$78	$2,113
Additions	95	—	95
Cash Payments	(754)	(11)	(765)
Balance at July 31, 2005	$1,376	$67	$1,443

Note 6. Contingencies

                Manufacturing Agreements

                The Company works on a purchase order basis with third-party contract manufacturers with facilities in China, Mexico, Singapore, and Brazil to manufacture substantially all of the Company’s inventories. The Company provides each manufacturer with a master purchase order on a monthly basis, which constitutes a binding commitment by the Company to purchase materials produced by the manufacturer as specified in the master purchase order. The total amount of purchase commitments as of July 31, 2005 and October 31, 2004 was approximately $23.6 million and $37.4 million, respectively. Of this amount, $2.0 million and $1.1 million has been recorded in other current liabilities in the accompanying condensed consolidated balance sheet as of July 31, 2005 and October 31, 2004, respectively, because the commitment may not have future value to the Company.

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

                Brazilian State Tax Audits

                The Company’s Brazilian subsidiary is the subject of two tax assessments regarding a Brazilian state value added tax (“VAT”), for the periods from January 2000 to December 2001 and from January 2002 to December 2003 related to products supplied to us by a contract manufacturer.

The first assessment relates to an asserted deficiency of 5.7 million Brazilian reais (approximately $2.4 million) including interest and penalties. The tax assessment was based on a clerical error in which the Company’s Brazilian subsidiary omitted the required tax exemption number on its invoices. The Company does not expect that the Company will ultimately incur a material liability in respect of this assessment, because Management believes, based in part on advice of the Company’s Brazilian tax counsel, that the Company will prevail in the proceedings relating to this assessment. On May 25, 2005, the Company had an administrative hearing with respect to this audit. Management expects to receive the decision of the administrative judges sometime during the Company’s fourth quarter of fiscal 2005. In the event the Company receives an adverse ruling from the administrative body, the Company will decide whether or not to appeal and would reexamine the determination as to whether an accrual is necessary .

The second assessment relates to an assertion that the Company’s Brazilian subsidiary improperly claimed a VAT exemption to which it was not entitled. The Company accrued an immaterial amount for the full amount of the assessment including interest and penalties, in the third quarter of fiscal 2005. Management has not accepted the findings of the auditor and, the Company is working with counsel in filing an appeal. However, since the Company believes that it is less likely to prevail on appeal with respect to the second assessment, the Company has recorded a general and administrative expense for the amount of the taxes, penalties and interest in the current quarter.

It is currently uncertain what impact these state tax examinations may have with respect to the Company’s use of a corresponding exemption to reduce the Brazilian federal VAT.

Note 7. Comprehensive Income

                The components of comprehensive income were as follows (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
Net income (loss)	$6,535	$(2,895)	$21,179	$2,831
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	77	(117)	188	131
Unrecognized gain on interest rate hedges, net of tax	37	—	64	—
Comprehensive income (loss)	$6,649	$(3,012)	$21,431	$2,962

Note 8. Stockholders’ Deficit

Common and Preferred Stock

On May 4, 2005, the Company amended its articles of incorporation to authorize 100,000,000 shares of Common Stock, par value $0.01 per share, and 10,000,000 shares of Preferred Stock, par value $0.01. The board of directors has the authority to issue the undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. The holder of each Common Stock has the right to one vote. At July 31, 2005 and October 31, 2004, there were no shares of Preferred Stock outstanding.

In conjunction with the amendment to the articles of incorporation, all shares of Nonvoting Common Stock were converted to shares of Common Stock on a one-for-one basis. Further, all options to purchase shares of Nonvoting Common Stock were converted to options to purchase Common Stock on a one-for-one basis. At July 31, 2005 and October 31, 2004, there were 65,089,258 and 56,448,997 shares of Common Stock outstanding.

On May 4, 2005, the Company completed an initial public offering of 15.4 million shares of its Common Stock at a price of $10.00 per share. Of the shares sold, 8,500,000 shares, with an aggregate offering price of $85.0 million, were sold by the Company and 9,210,000 shares, with an aggregate offering price of $92.1 million were sold by selling shareholders, including the underwriters’ over-allotment of 2.3 million shares. The Company received approximately $76.8 million in net proceeds from the offering, of which $72.0 million was used to repay the outstanding principal owed on the second lien loan under the Credit Facility and $2.2 million was used to pay a prepayment premium under the Credit Facility.

Restricted Common Stock

On July 1, 2002, the Company sold for cash, 2,021,791 shares of Voting Common Stock to DGB Investments, Inc. and 3,910,428 shares of Voting Common Stock to the CEO of VeriFone, Inc. pursuant to a senior management agreement at a price of $0.0333 per share. The Company has a right to repurchase any or all of 3,910,428 shares of Voting Common Stock sold to the CEO at the original sale price in the event the CEO ceases to be employed by the Company or any of its subsidiaries. This right lapses at a rate of 20% per year. Upon sale of the Company, any remaining unvested shares will become vested. At July 31, 2005 and October 31, 2004, respectively, 1,564,171 and 2,346,257 shares of Voting Common Stock issued to the CEO under the senior management agreement remained subject to this lapsing repurchase right.

                Further, in the event the CEO ceases to be employed by the Company or any of its subsidiaries, the agreement permits the Company to repurchase 2,021,791 shares of Voting Common Stock sold to DGB Investments, Inc., plus that number of shares of Voting Common Stock sold to the CEO for which the lapsing repurchase right has expired, at the fair value on the date of separation. However, if the CEO were to be terminated for cause, the repurchase price would be the original sale price. Upon the sale of the Company or the closing of a public offering, all repurchase rights cease on the DGB shares and CEO vested shares. At July 31, 2005 and October 31, 2004 zero and 2,021,791 shares of Voting Common Stock sold to DGB Investments, Inc. remained subject to the repurchase right.

                On July 1, 2002, the Company adopted the 2002 Securities Purchase Plan (the “Plan”), under which the board of directors may sell stock to employees, directors, consultants, or advisors of the Company in such quantity, at such price, on such terms, and subject to such conditions as established by the board of directors.

                On July 1, 2002, the Company sold 1,199,198 shares of Voting Common Stock to eight executives of VeriFone, Inc. pursuant to the Plan at a price of $0.0333 per share. In February and March 2003, the Company sold a total of 729,947 shares of Voting Common Stock to three executives of VeriFone, Inc. pursuant to the Plan at a price of $0.0333 per share. The Company has the right to repurchase any or all of the shares of Voting Common Stock issued to the executives at the lesser of the original exercise price or the fair value on the date of separation in the event that the executives cease to be employed by the Company or any of its subsidiaries. This right lapses at a rate of 20% per year. Upon the sale of the Company, all remaining unvested shares will become vested. At July 31, 2005 and October 31, 2004, respectively, 458,825 and 719,522 shares of Voting Common Stock remained subject to this lapsing repurchase right.

                Further, in the event an executive ceases to be employed by the Company or any of its subsidiaries, the agreements permit the Company to repurchase that number of shares of Voting Common Stock for which the lapsing repurchase right has expired at the fair value on the date of separation. However, if an executive were terminated for cause, the repurchase price would be the original sale price. Upon the sale of the Company or the closing of a public offering, all repurchase rights on vested shares cease. At July 31, 2005 and October 31, 2004, respectively, 971,523 and 762,966 shares had vested under the Plan.

                During the year ended October 31, 2004, several executives ceased to be employed by the Company and the Company repurchased 446,658 unvested shares of Voting Common Stock for $15,000.

New Founders’ Stock Option Plan

                On April 30, 2003, the Company adopted the New Founders’ Stock Option Plan (the “Option Plan”) for executives and employees of the Company. A total of 1,500,000 shares of the Company’s Nonvoting Common Stock had been reserved for issuance under the Option Plan. On May 4, 2005, in connection with the amendment and restatement of the Company’s Certificate of Incorporation, the Company converted all Nonvoting shares of Common Stock to Voting shares of Common Stock on a one-for-one basis, with a corresponding effective conversion of all outstanding options to purchase shares of Nonvoting Common Stock and shares reserved for issuance under the Option Plan. The Company received no consideration as a result of this transaction. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the day of grant. Those option awards generally vest over a period of five years from the date of grant and have a maximum term of 10 years.

The following table summarizes option activity under the Option Plan during the nine months ended July 31, 2005:

Options	Weighted-Average Exercise Price	Number of Shares Under Option	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Balance at November 1, 2004	$3.06	1,292,940
Options granted	10.00	187,000
Options exercised	3.05	(42,460)
Options cancelled	3.12	(50,435)
Balance at July 31, 2005	4.04	1,387,045	8.56	$23,318,000
Vested or expected to vest at July 31, 2005	4.04	1,221,987	8.56	$20,544,000
Exercisable at July 31, 2005	3.09	400,455	8.33	$7,113,000

The weighted-average grant-date fair value of options granted during the nine months ended July 31, 2005 was $6.18. No options were granted during the three months ended July 31, 2005. The total intrinsic value of options exercised during the three and nine months ended July 31, 2005 was $47,000 and $330,000, respectively.

A summary of the status of the Option Plan’s nonvested shares as of July 31, 2005 and changes during the nine months then ended is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at November 1, 2004	1,025,935	$1.23
Granted	187,000	6.18
Vested	(175,910)	1.25
Forfeited	(50,435)	1.15
Nonvested at July 31, 2005	986,590	2.17

On May 4, 2005, in connection with the amendment and restatement of the Certificate of Incorporation, the Company converted all Nonvoting shares of Common Stock to Voting shares of Common Stock on a one-for-one basis, with a corresponding effective conversion of all outstanding options to purchase Nonvoting shares of Common Stock and shares reserved for issuance under the Option Plan. As a result of that modification, the Company recognized additional compensation expense of $56,000, of which $35,000 was recognized as additional compensation expenses in the three and nine months ended July 31, 2005 for vested options to purchase shares of Common Stock.

As of July 31, 2005, there was $2.1 million of total unrecognized compensation cost related to nonvested shared-based compensation arrangements granted under the Option Plan. The cost is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of shares vested during the three and nine months ended July 31, 2005 was $130,000 and $220,000, respectively.

Directors’ Stock Option Plan

                In January, 2005, the Company adopted the Outside Directors’ Stock Option Plan (the “Directors’ Plan”) for members of the Board of Directors of the Company who are not employees of the Company or representatives of major stockholders of the Company. A total of 225,000 shares of the Company’s Voting Common Stock have been reserved for issuance under the Directors’ Plan. The Directors’ Plan provides for a grant to each director, upon initial appointment to the board, options to purchase 30,000 shares of Voting Common Stock and, each year thereafter, options to purchase an additional 7,500 shares of Voting Common Stock. Stock options generally vest over a period of four years from the date of grant and have a maximum term of 7 years.

                The following table summarizes option activity under the Directors’ Plan during the nine months ended July 31, 2005:

Options	Weighted-Average Exercise Price	Number of Shares Under Option	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Balance at November 1, 2004	$—	—
Options granted	10.00	90,000
Options exercised	—	—
Options cancelled	—	—
Balance at July 31, 2005	10.00	90,000	6.47	$977,000
Vested or expected to vest at July 31, 2005	10.00	90,000	6.47	$977,000
Exercisable at July 31, 2005	—	—	—	—

The weighted-average grant-date fair value of options granted during the nine months ended July 31, 2005 was $6.18. No options were granted during the three months ended July 31, 2005. The total intrinsic value of options exercised during the three and nine months ended July 31, 2005 was zero as there were no exercises during the periods.

                A summary of the status of the Director’s Plan’s nonvested shares as of July 31, 2005 and changes during the nine months then ended is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at November 1, 2004	—	$—
Granted	90,000	6.18
Vested	—	—
Forfeited	—	—
Nonvested at July 31, 2005	90,000	6.18

                As of July 31, 2005, there was $0.5 million of total unrecognized compensation cost related to nonvested shared-based compensation arrangements granted under the Directors’ Plan. The cost is expected to be recognized over a weighted-average period of 3.5 years. The total fair value of shares vested during the three and nine months ended July 31, 2005 was zero as no shares vested during the periods.

Equity Incentive Option Plan

                On April 29, 2005, the Company adopted the 2005 Equity Incentive Option Plan (the “EIP Plan”) for executives and employees of the Company. A total of 3,100,000 shares of the Company’s Voting Common Stock have been reserved for issuance under the EIP Plan. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the day of grant. Those options generally vest over a period of four years from the date of grant and have a maximum term of 7 years.

                The following table summarizes option activity under the EIP Plan during the nine months ended July 31, 2005:

Options	Weighted-Average Exercise Price	Number of Shares Under Option	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Balance at November 1, 2004	$—	—
Options granted	10.11	2,005,700
Options exercised	—	—
Options cancelled	10.00	(48,500)
Balance at July 31, 2005	10.11	1,957,200	6.75	$21,020,000
Vested or expected to vest at July 31, 2005	10.11	1,763,437	6.75	$18,939,000
Exercisable at July 31, 2005	—	—	—	—

The weighted-average grant-date fair value of options granted during the three and nine months ended July 31, 2005 was $7.79 and $4.84. The total intrinsic value of options exercised during the three and nine months ended July 31, 2005 was zero as there were no exercises during the periods.

A summary of the status of the Company’s EIP Plan nonvested shares as of July 31, 2005 and changes during the nine months then ended is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at November 1, 2004	—	$—
Granted	2,005,700	4.84
Vested	—	—
Forfeited	(48,500)	4.79
Nonvested at July 31, 2005	1,957,200	4.84

As of July 31, 2005, there was $9.0 million of total unrecognized compensation cost related to nonvested shared-based compensation arrangements granted under the EIP Plan. The cost is expected to be recognized over a weighted-average period of 3.75 years. The total fair value of shares vested during the three and nine months ended July 31, 2005 was zero as no shares vested during the periods.

The total cash received from employees as a result of employee stock option exercises under all plans for three and nine months ended July 31, 2005 was approximately $12,000 and $129,000, respectively. In connection with these exercises, the tax benefits realized by the Company for the third quarter and first nine months of fiscal 2005 were insignificant.

The Company estimates the grant-date fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123(R) and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107 using the assumptions noted in the following table. Expected volatility of the stock is based on the Company’s peer group in the industry in which it does business because the Company does not have sufficient historical volatility data for its own stock. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the US Treasury zero-coupon issues with a remaining term equal to the expected term of the options used in the Black-Scholes valuation model. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under SFAS 123(R).

Three Months Ended July 31, 2005
Expected term of the options	4 years
Risk-free interest rate	4.0%
Expected stock price volatility	58%
Expected dividend rate	0.0%

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

                The Company operates in two business segments: 1) North America and 2) International. The Company defines North America as the United States and Canada, and International as the countries in which it makes sales outside the United States and Canada.

                Net revenues and operating income (loss) of each business segment reflect net revenues generated within the segment, standard cost of System Solutions net revenues, actual cost of Services net revenues and expenses that directly benefit only that segment. Corporate revenues and operating income (loss) reflect amortization of intangible assets, stock-based compensation, in-process research and development expense, and amortization of step ups in the fair value of inventories, equipment and improvements and deferred revenue resulting from acquisitions. Corporate income (loss) also reflects the difference between the actual and standard cost of System Solutions net revenues and shared operating costs that benefit both segments, predominately research and development expenses and centralized supply chain management.

The following table sets forth net revenues and operating income for the Company’s segments (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
Net revenues:
North America	$72,063	$64,611	$210,154	$183,313
International	53,846	39,550	145,218	98,563
Corporate	(208)	(118)	(495)	(407)
Total net revenues	$125,701	$104,043	$354,877	$281,469

Operating income:
North America	$28,203	$20,982	$73,569	$62,169
International	10,296	7,075	25,858	14,647
Corporate	(20,402)	(19,364)	(52,344)	(51,137)
Total operating income	$18,097	$8,693	$47,083	$25,679

Geographic Information

                The net revenues by geographic area are as follows (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
United States	$69,585	$63,818	$204,776	$179,780
Canada	2,270	675	4,883	3,125
Latin America	21,180	14,410	52,330	32,363
Europe	24,239	18,213	65,885	45,543
Asia	8,427	6,927	27,003	20,658
	$125,701	$104,043	$354,877	$281,469

Net revenues are allocated to the geographic areas based on the shipping destination of customer orders.

Note 10. Related-Party Transactions

For the third quarter and first nine months of fiscal 2005, the Company recorded zero and $125,000 respectively, of management fees payable to GTCR Golder Rauner, L.L.C., an affiliate of a stockholder. The amounts in comparable periods in fiscal 2004 were $62,000 and $187,000, respectively. These fees are included in general and administrative expenses in the accompanying condensed consolidated statements of operations. Subsequent to the initial public offering on April 29, 2005, the Company was no longer required to pay management fees to GTCR.

In July 2002, the Company paid a placement fee of $1,604,000 to GTCR Golder Rauner, L.L.C., for services related to the debt and equity financings pursuant to a professional services agreement requiring a 1% placement fee on any new debt or equity financings. The Company recorded $1,011,000 of the commission as debt issuance costs and $593,000 as equity issuance costs based on the value of debt and equity raised. The debt issuance costs were amortized over the term of the related debt. The Company recorded amortization of the debt issuance costs related to these costs of $42,000 and $219,000, for the third quarter and first nine months of fiscal 2004, which is included in interest expense in the accompanying condensed consolidated statements of operations. The debt amortization ceased on June 30, 2004 when the Company repaid the debt and the remaining unamortized costs were included in the determination of loss on debt extinguishment in other income (expense), at the time of extinguishment.

In June 2004, the Company paid a placement fee of $2,920,000 to GTCR Golder Rauner, L.L.C., for services related to the new Credit Facility described in Note 4. The debt issuance costs are being amortized over the term of the related debt. The Company recorded amortization of debt issuance costs related to these costs of $63,000 and $218,000 for the third quarter and first nine months of fiscal 2005, and $145,000 for the third quarter and first nine months of fiscal 2004, which is included in interest expense in the accompanying condensed consolidated statements of operations. In the third quarter of fiscal 2005, the Company made prepayments on the Credit Facility and $712,000 of the unamortized debt issuances related to the placement fee was written off and included in other income (expense), net in the accompanying condensed consolidated statements of operations. As of July 31, 2005, the balance of unamortized debt issuance costs related to the placement fee is $1,892,000.

 During the third quarter and first nine months of fiscal 2004, the Company accrued $1.3 million and $5.2 million of interest on the promissory notes payable to stockholders. The Company repaid the balance of the debt and accrued interest on June 30, 2004. In connection with the repayment of the debt, the Company paid an early termination fee of $1,200,000 to the stockholders, that was included as part of the loss on debt extinguishment included in other income (expense), in the period of extinguishment.

During the third quarter and first nine months of fiscal 2005 and 2004, the Company recorded zero, $152,000 $41,000, and $316,000, respectively, of expenses paid to affiliates in connection with services they provided or arranged, which are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Note 11. Income Taxes

The Company recorded provisions for income taxes of $2.4 million and $7.8 million for the three months and nine months ended July 31, 2005, respectively, compared to an income tax benefit of $2.6 million and a provision for income taxes of $2.5 million for the comparable periods in fiscal 2004. The increase in the provision for income taxes for the three and nine months ended July 31, 2005, is primarily attributable to increases in the Company’s pre-tax income, partially offset by a decrease in the Company’s effective tax rate. The Company’s effective tax rate was 27% for the three months ended July 31, 2005 as compared to 47% for the comparable period of fiscal 2004. The estimated annual effective tax rate for fiscal year 2005 is 32% excluding discrete items. The annual effective tax rate was adjusted to 27% for the three months ended July 31, 2005 to reflect the net effect of tax benefits related to the costs incurred with the payoff of the Second Lien Loan, a reduction of accrued interest related to the reversal of certain pre-acquisition tax liabilities and additional tax expense related to the filing of prior year tax returns. The reduction in the Company’s estimated annual effective tax rate from 47% for the year ended October 31, 2004 to 32% for the year ending October 31, 2005 is primarily due to reductions in the Company’s valuation allowance for deferred tax assets as temporary differences related to the amortization of purchased intangibles are realized for tax purposes.

The Company reduced accrued income taxes payable by $7.6 million in the three months ended July 31, 2005 due to the favorable resolution of a pre-acquisition income tax contingency and related accrued interest. The $7.6 million reversal of pre-acquisition income tax contingency and related accrued interest also resulted in a reduction of $6.9 million in goodwill and an income tax benefit of $0.7 million for interest accrued subsequent to July 1, 2002.

Note 12. Acquisition of Business

On March 1, 2005, the Company acquired the assets of the GO Software business from Return on Investment Corporation for approximately $13.5 million in consideration, consisting of cash and transaction costs. The Company paid $13.0 million in cash and will pay up to $2.0 million in contingent consideration, based on the future business performance of GO Software through June 2006. GO Software provides PC-based point of sale payment processing software to more than 150,000 businesses. The Company acquired the assets of GO Software to broaden the Company’s presence at the point of sale beyond its core solutions. The Company’s condensed consolidated financial statements include the operating results of the business acquired from the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material. In accordance with SFAS No. 141, Business Combinations, this transaction was accounted for as a purchase business combination.

 The total purchase price of $13.5 million was allocated as follows: $4.8 million to goodwill, $8.6 million to intangible assets comprised of developed technology of $4.5 million and customer relationships of $4.1 million and $0.1 million to net tangible assets acquired. The purchase price allocation is preliminary and may be adjusted in the future as the Company finalizes its restructuring plan for reorganization under EITF 95-3 Recognition of Liabilities In Connection With a Purchase Business Combination. As of July 31, 2005, the Company has accrued $390,000 of restructuring costs related to the integration of GO Software’s Savannah helpdesk facility with the Company’s helpdesk facility in Clearwater, Florida, of which $144,000 has been paid as of July 31, 2005.

ITEM 2.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. In some cases, forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and assumptions made by management. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Factors That May Affect Future Results and Financial Condition” below. The following discussion should be read in conjunction with our Registration Statement on Form S-1 filed with the Securities and Exchange Commission, as amended, on April 29, 2005 and the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as result of new information, future events or otherwise.

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

In North America, we believe that the shift towards electronic PIN based debit transactions and IP communication will continue. The importance of increasing intelligence at the point of sale as a short-term driver of growth will continue, with growth rates fluctuations based on the stage of adoption and size of vertical segments that purchase these solutions. We continue to expand our Value Added Partner program, which, as of July 31, 2005, included 33 partners, as well as to invest in internal development, with the objective of introducing new solutions to address the specific various needs of markets and fueling incremental revenue growth.

In Europe, tightening EMV security standards continue to drive growth. In Eastern Europe, Latin America, and Asia, the market has benefited from strong demand for low end dial-up solutions among price sensitive customers. We have been focusing on addressing this market segment with the new Vx Solutions, which by virtue of a superior, uni-processor design, generates a gross profit percentage in excess of the solution that was previously sold. We expect the shift towards the Vx Solutions and the shift towards direct and away from indirect channels in certain countries to contribute towards an improvement in international gross profit percentage over time.

                Results of Operations

Net Revenues

                We generate net revenues through the sale of our electronic payment systems and solutions that enable electronic transactions, which we identify as System Solutions, and to a lesser extent, warranty and support services and customer specific application development, which we identify as Services.

Net revenues, which include System Solutions and Services, are summarized in the following table (in thousands, except percentages):

	Three Months Ended July 31,				Nine Months Ended July 31,
	2005	2004	Variance In Dollars	Variance In Percent	2005	2004	Variance In Dollars	Variance In Percent
System Solutions	$111,388	$92,779	$18,609	20.1%	$314,791	$248,481	$66,310	26.7%
Services	14,313	11,264	3,049	27.1%	40,086	32,988	7,098	21.5%
Total	$125,701	$104,043	$21,658	20.8%	$354,877	$281,469	$73,408	26.1%

System Solutions

The growth in System Solutions net revenues for the third quarter of fiscal 2005 as compared with the third quarter of fiscal 2004 was primarily due to international growth of $15.1 million, or 40% to $52.5 million. The emerging markets of Latin America grew by $8.9 million or 46% to $28.4 million. Europe grew by $6.2 million, or 34%, to $24.1 million. Growth in Latin America and Asia is continuing to be driven by the fundamental need of emerging economies to modernize and integrate into the global economy and local government efforts to promote efficiency in the collection of value added tax. In Europe, increased growth was caused by increasingly complex EMV standards. Additionally, the availability of our recently introduced Vx Solutions resulted in increased sales in low end dial-up system solutions and wireless system solutions.

North America System Solutions net revenues in the third quarter of fiscal 2005 grew $3.5 million or 6% to $58.9 million, compared with the third quarter of fiscal 2004. This increase was primarily attributable to the ongoing replacement of installed base with Systems Solutions that have IP communication and PIN-based debit capability and demand for our multi-lane retail System Solutions, which are addressing needs for IP communication and RFID capability. Growth was constrained by declining demand for a custom check processing product which had peaked in the third quarter of fiscal 2004 at $10.4 million and represented $0.4 million in the third fiscal quarter of 2005.

The growth in System Solutions net revenues in the nine months ended July 31, 2005, compared with the corresponding period in fiscal 2004, was primarily due to international growth of $47.2 million, or 50.9%, to $140.3 million. Net revenues in Latin America increased by $19.4 million, or 64.3%, to $49.7 million as compared to the corresponding period of the previous year. Europe grew net revenue by $20.4 million, or 45.7%, to $65.1 million as compared to the corresponding period of the previous year. Net revenues in Asia increased by $7.4 million, or 40.6%, to $25.6 million for the nine months ended July 31, 2005 as compared to the corresponding period of the previous year. Strong demand from emerging countries in all geographies, the need for customers to comply with EMV requirements, and availability of the Vx Solutions, our latest generation of System Solutions, were the drivers of growth.

North America System Solutions net revenues for the nine months of fiscal 2005 grew $18.9 million or 12% to $174.5 million compared with the third quarter of fiscal 2004. This increase was primarily attributable to the ongoing replacement of installed base with Systems Solutions that have IP communication capability and PIN-based debit capability. Sales to multi lane retail and petroleum customers and convenience stores were strong in the first nine months of fiscal 2005. QSR net revenues partially benefitted from a deployment for a major customer which is nearing completion.

Services

Services net revenues growth in the third quarter of fiscal 2005, as compared with the third quarter of fiscal 2004, was driven by a $3.9 million increase in North America, partially offset by a decline of $0.8 million in international. Growth in North America was achieved in the areas of helpdesk, onsite maintenance and deployments. From a customer standpoint, growth was achieved because of increased sales to QSR and gas stations and convenience stores. These customers typically purchase more deployment and support services from the Company than customers who purchase the Company’s solutions through indirect channels. The acquisition of GO Software accounted for $0.7 million of the increase. International net services revenue declined by $0.8 million primarily because of decreased sales of software application services due to normal fluctuations in demand for these services.

Services net revenues growth in the nine months ended July 31, 2005, compared with the corresponding period of the previous year, was driven by an increase of $7.9 million in North America offset by a decline in International services net revenue of $0.7 million. Of the North American growth, the acquisition of GO Software accounted for $1.2 million of the increase. The primary areas of growth in North America were helpdesk, onsite maintenance, repair, and deployments. Custom application software services decreased both domestically and internationally due to normal fluctuations in demand for these services.

Gross Profit

The following table shows the gross profit for system solutions and services (in thousands, except percentages):

	Three Months Ended July 31,				Nine Months Ended July 31,
	Amount		Gross Profit Percentage		Amount		Gross Profit Percentage
	2005	2004	2005	2004	2005	2004	2005	2004
System Solutions	$43,153	$33,062	38.7%	35.6%	$122,027	$94,831	38.8%	38.2%
Services	7,952	5,237	55.6%	46.5%	19,132	14,025	47.7%	42.5%
Total	$51,105	$38,299	40.7%	36.8%	$141,159	$108,856	39.8%	38.7%

System Solutions gross profit percentage in the third quarter of fiscal 2005 increased by 3.1 percentage points, compared with the third quarter of fiscal 2004. An improvement of 3.0 points in gross profit percentage was due to product mix, driven by a revenue decline of a particular low margin domestic product and the international shift towards the Vx Solutions. In addition, lower freight and logistics costs as a result of improved supply chain practices improved gross profit percentage by 1.3 percentage points. A more favorable climate for purchasing components as compared to the first three months of fiscal 2004 resulted in an improvement of 1.3 percentage points. A decline in amortization of purchased core and developed technology accounted for a 1.0 percentage point improvement in the gross profit percentage. This improvement in gross profit percentage was partially offset by higher inventory obsolescence charges of legacy products driven by our customers’ adoption of the Vx product line, accounting for a 1.6 percentage point decline, higher unabsorbed supply chain overhead due to the large reduction of inventory in the third quarter of fiscal 2005, accounting for a 1.2 percentage point decline, and increased warranty reserves, primarily associated with country specific applications and longer warranty terms, accounting for a 0.7 percentage point decline.

System Solutions gross profit percentage for the nine months ended July 31, 2005 increased by 0.6 percentage points over the comparable period in the previous year. Amortization of purchased core and developed technology assets was 1.7% of System Solutions net revenues in the nine months ended July 31, 2005 and 3.1% of System Solutions net revenues in the nine months ended July 31, 2004. A more favorable climate for purchasing components as compared to the nine months ended July 31, 2004 resulted in an improvement of 1.1 percentage points. Better management of freight and logistics improved gross profit percentage by 0.6 percentage points. Partially offsetting these improvements were higher inventory obsolescence charges, primarily driven by the product transition to the Vx Solutions, accounting for a 1.7 percentage point decline, and higher warranty charges, accounting for a 0.6 percentage point decline. The negative impact of a higher weighting in international shipments and unfavorable domestic product mix was mostly offset by improved international product mix and margin due to the introduction of the Vx Solutions in our international markets.

Services gross profit percentage increased by 9.1 percentage points in the third quarter of fiscal 2005, compared with the third quarter of fiscal 2004. Helpdesk product lines margins improved as economies of scale were realized. In addition, there was a shift towards higher margin deployment activity. Offsetting these increases was a decline in certain high margin application software international service products.

Services gross profit percentage increased by 5.2 percentage points in the nine months ended July 31, 2005, compared with the corresponding period in the prior year.  The improvement was due to a more favorable mix of services provided in North America towards helpdesk, onsite maintenance and installations. The improvement was partially offset in part by a decline in sales of some high margin software applications and losses in certain service contracts in Latin America.

Research and Development Expense

Research and development (“R&D”) expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended July 31,				Nine Months Ended July 31,
	2005	2004	Variance In Dollars	Variance In Percent	2005	2004	Variance In Dollars	Variance In Percent
Research and development	$10,400	$8,501	$1,899	22.3%	$30,351	$24,255	$6,096	25.1%
Percentage of net revenues	8.3%	8.2%			8.6%	8.6%

R&D expenses in the third quarter of fiscal 2005 increased, as compared with the third quarter of fiscal 2004, primarily due to $1.0 million of additional R&D spending associated with the introduction of the Vx Solutions in our international markets. In addition, our recent acquisition of the business of GO Software, added approximately $0.6 million of R&D expense.

R&D expenses in the nine months ended July 31, 2005 increased, compared with the corresponding period in the prior year, primarily due to $2.5 million of increased R&D spending associated with the introduction of the Vx Solutions in our international markets, and our acquisition of the GO Software business, directly attributed to approximately $1.1 million as well as, investments in wireless technologies such as WiFi, CDMA and GPRS, and new solutions in multi-lane and petroleum vertical businesses.

Sales and Marketing Expense

Sales and marketing expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended July 31,				Nine Months Ended July 31,
	2005	2004	Variance In Dollars	Variance In Percent	2005	2004	Variance In Dollars	Variance In Percent
Sales and marketing	$13,334	$10,858	$2,476	22.8%	$38,310	$32,246	$6,064	18.8%
Percentage of net revenues	10.6%	10.4%			10.8%	11.5%

Sales and marketing expenses increased in the third quarter of fiscal 2005, compared with the third quarter of fiscal 2004, due to $1.1 million of higher international expenses to address new sales opportunities and seeding programs related to the Vx product line, $0.6 million of higher domestic expenses to support increased financial and multi-lane vertical opportunities, $0.4 million of stock-based compensation expense, and $0.3 million of expenses associated with the acquisition of GO Software.

Sales and marketing expenses in the nine months ended July 31, 2005 increased compared with the corresponding period in the prior year, due to a $3.2 million international investment in personnel and programs to address new sales opportunities and introduce the Vx Solutions, $1.6 million of expenses to upgrade domestic sales and management and increase personnel, $0.6 million of expenses directly attributable to our acquisition of GO Software, and $0.4 million of stock-based compensation expense.

General and Administrative Expense

General and administrative expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended July 31,				Nine Months Ended July 31,
	2005	2004	Variance In Dollars	Variance In Percent	2005	2004	Variance In Dollars	Variance In Percent
General and administrative	$8,116	$7,697	$419	5.4%	$21,607	$19,026	$2,581	13.6%
Percentage of net revenues	6.5%	7.4%			6.1%	6.8%

                General and administrative expenses in the third quarter of fiscal 2005 increased, compared with the third quarter of fiscal 2004, primarily due to $0.5 million of higher facility expenses, $0.3 million of expenses related to the defense and settlement of the claims brought by Verve, $0.2 million of expenses from the inclusion of GO Software, and $0.2 million of stock compensation expense. Partially offsetting these expense increases was a $0.7 million reduction in professional services fees from the third quarter of fiscal 2004 which included the costs of preparing for our initial public offering and a $0.6 million net reduction in the bad debt provision.

                General and administrative expenses in the nine months ended July 31, 2005 increased compared with the corresponding period in the prior year, due to $1.2 million of expenses related to the defense and settlement of the claims brought by Verve, $1.0 million of expenses related to the preparation for the requirements of operating as a public company, $0.7 million of higher facility expenses, $0.9 million of expenses to support higher volumes of business domestically and internationally, $0.4 million of expenses from the inclusion of GO Software, and $0.2 million of stock compensation expense. Partially offsetting these expense increases were a $1.6 million one-time credit for the favorable resolution of a payroll tax contingency, $0.6 million reduction in the bad debt provision and a $0.3 million net reduction in sales tax assessments.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets decreased $1.4 million to $1.2 million in the third quarter of fiscal 2005 from $2.6 million in the third quarter of fiscal 2004. For the first nine months of fiscal 2005, amortization of purchased intangible assets decreased $3.9 million, to $3.8 million from $7.7 million for the comparable period in fiscal 2004. The decrease for both periods is due to several purchased intangible assets having been fully amortized during the fiscal year ended October 31, 2004, offset in part by the amortization of intangible assets relating to the acquisition of GO Software, which was completed on March 1, 2005.

Interest Expense

Interest expense of $3.0 million in the third quarter of fiscal 2005 decreased slightly from $3.1 million in the third quarter of fiscal 2004. For the first nine months of fiscal 2005, interest expense increased $3.3 million to $11.8 million from $8.5 million from the comparable period in fiscal 2004. The increase in the nine-month period was attributable to higher debt balances following our June 2004 recapitalization, partially offset by the repricing of our Term B Loan and the repayment of our Second Lien Loan in May 2005 with the proceeds that we received from our initial public offering.

Other Income (Expense), Net

Other income (expense), net in the third quarter of fiscal 2005 and the first nine months of fiscal 2005 was $6.1 million and $6.3 million, respectively, resulting primarily from expensing the unamortized portion of debt issuance costs of $2.7 million and the prepayment premium of $2.2 million associated with the $72.0 million repayment of our secured credit facility, $0.5 million in fees for repricing of our Term B loan and $0.2 million associated with the write-off of debt issuance costs related to the $5.0 million prepayment of our Term B loan and a $0.3 million settlement fee related to Verve litigation. Other income (expense), net in the third quarter of fiscal 2004 and the first nine months of fiscal 2004 of $11.0 million and $11.8 million, respectively, resulted primarily from the write-off of $8.4 million of the unamortized debt discount and prepaid fees on the subordinated debt and an early extinguishment fee of $1.4 million due to the Company’s June 2004 recapitalization.

Provision for Income Tax

We recorded a provision for income taxes of $2.4 million and $7.8 million for the third quarter and first nine months of fiscal 2005, respectively, compared to a credit of $2.6 million and a provision of $2.5 million for the comparable periods in fiscal 2004. The increase in the provision for both periods is primarily attributable to increases in the Company’s pre-tax income, partially offset by a decrease in the Company’s effective tax rate. For the third quarter of fiscal 2005 our effective tax rate was 27% as compared to 47% for the third quarter of 2004. The decline in the effective tax rates is primarily attributable to estimated reductions in the valuation allowance for deferred taxes in fiscal 2005 as compared to an increase in the valuation allowance in fiscal 2004.

As of July 31, 2005, we have recorded $17.0 million of net deferred tax assets, the realization of which is dependent on future domestic and certain foreign taxable income. Although realization is not assured, management believes that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters when we reevaluate the underlying basis for our estimates of future domestic and certain foreign taxable income.

We reduced our income tax liability by $7.6 million in the third quarter of fiscal 2005 due to the favorable resolution of a pre-acquisition income tax contingency and related accrued interest. The reduction in tax liability of $7.6 million resulted in a reduction of $6.9 million in goodwill and a benefit to the income tax provision in the amount of $0.7 million for interest accrued subsequent to July 1, 2002.

Our plan for a tax structure to reduce our average worldwide statutory tax rate is proceeding towards implementation. We continue to expect that our long-term average worldwide statutory tax rate will be in the low thirty percent range. We have changed the form of the transfer of intangible assets to a non-U.S. subsidiary from a sale to a license. We no longer expect to have a one-time tax payment in connection with the transfer of intangible property rights in connection with the implementation of the tax structure.

Segment Information

The following table reconciles segmented net revenues and operating income to totals for the third quarter and first nine months of fiscal 2005 and fiscal 2004. Corporate net revenues and operating income (loss) reflect amortization of purchased intangible assets, stock-based compensation, in-process research and development expense, and amortization of step ups in the fair value of inventories, equipment and improvements and deferred revenue resulting from acquisitions. Corporate income (loss) also reflects the difference between the actual and standard cost of System Solutions net revenues and shared operating costs that benefit both segments, predominately research and development expenses and supply chain management (in thousands).

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
Net revenues:
North America	$72,063	$64,611	$210,154	$183,313
International	53,846	39,550	145,218	98,563
Corporate	(208)	(118)	(495)	(407)
Total net revenues	$125,701	$104,043	$354,877	$281,469

Operating income:
North America	$28,203	$20,982	$73,569	$62,169
International	10,296	7,075	25,858	14,647
Corporate	(20,402)	(19,364)	(52,344)	(51,137)
Total operating income	$18,097	$8,693	$47,083	$25,679

North America operating income increased $7.2 million, or 34% to $28.2 million in the third quarter of fiscal 2005, compared with the third quarter of fiscal 2004. For the first nine months of fiscal 2005, operating income increased $11.4 million, or 18% to $73.6 million, compared with the first nine months of fiscal 2004. Increased operating income for the third quarter of fiscal 2005 was mainly due to increased net revenues and a higher gross profit percentage as a result of favorable product mix, partially offset by higher operating expenses. Increased operating income for the nine months of fiscal 2005 was mainly due to higher net revenues and a higher gross profit percentage as a result of improved profitability in services, which was partially offset by higher operating expenses.

International operating income increased $3.2 million, or 46% to $10.3 million in the third quarter of fiscal 2005, compared with the third quarter of fiscal 2004. For the first nine months of fiscal 2005, operating income increased $11.2 million, or 77% to $25.9 million, compared with the first nine months of fiscal 2004. Increased operating income was mainly due to increased net revenues and a higher gross profit percentage as a result of the introduction of the higher margin Vx Solutions, partially offset by higher operating expenses.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to service our debt, finance working capital, and make capital expenditures and investments. At July 31, 2005 our primary sources of liquidity were cash and cash equivalents of $20.1 million, our $30 million unused revolving credit facility and cash generated from operations.

Our operations provided us cash of $25.6 million in the first nine months of fiscal 2005, which was attributable to net income of $21.2 million, depreciation, amortization and other non-cash charges of $16.9 million, offset by $12.5 million used by net operating assets and liabilities. The principal uses of net operating assets and liabilities in the first nine months of fiscal 2005 were largely attributable to a decrease in accounts payable of $8.5 million and income taxes payable of $5.4 million and an increase in deferred tax assets of $4.1 million. This was partially offset by a decrease in deferred revenue of $2.5 million and a reduction in accounts receivables of $4.3 million, reflecting increased collections as a result of more balanced shipments through the quarter, which allowed more cash to be received before the end of the quarter.

We used $16.9 million of net cash for investing activities during the first nine months of fiscal 2005, $13.5 million of which was used for the acquisition of the assets of GO Software.

We used $1.1 million in net cash for financing activities for the first nine months of fiscal 2005, primarily due to the repayment of $72.0 million of the outstanding principal owed on the second lien loan under our secured credit facility and principal payments of $6.5 million on the Term B loan, offset by net proceeds from our initial public offering of $76.8 million.

We completed an amendment to our credit agreement on March 23, 2005 that reduced the interest rate spread on our Term B Loan from 2.50% over three-month LIBOR to 2.00% over three-month LIBOR (or based on the Company’s option from 1.50% over the lender’s base rate to 1.00% over the lender’s base rate). The anticipated annual savings in interest expense for the Term B Loan attributable to this amendment is approximately $900,000.

We believe that we have the financial resources to meet our business requirements for the next twelve months, including capital expenditures, working capital requirements and future strategic investments and to comply with our financial covenants.

Contractual Obligations

                The following table summarizes our contractual obligations as of October 31, 2004 (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Term B loan	$189,525	$1,900	$5,700	$3,800	$178,125	(1)
Second lien loan	72,000	—	—	—	72,000	(2)
Capital lease obligation	662	408	242	12	—
Operating leases	18,919	5,771	11,578	1,570	—
Minimum purchase obligations	37,400	37,400	—	—	—
Other long-term liabilitilies	—	—	—	—	—
	$318,506	$45,479	$17,520	$5,382	$250,125

(1) Of this amount, $177.2 million is due on June 30, 2011. Payments on the secured credit facility are due in equal quarterly installments over the seven-year term, beginning on the last day of each quarter, During the third quarter of fiscal 2005, the Company paid $5.6 million of the principal balance.

(2) On May 4, 2005, the Company used a portion of the net proceeds that it received from its initial public offering to repay in full the Second lien loan.

Earnings before Interest, Taxes, Depreciation and Amortization, (EBITDA, as adjusted)

                We define earnings before interest, taxes, depreciation and amortization, or EBITDA, as adjusted, as the sum of (1) net income (excluding extraordinary items of gain or loss and any gain or loss from discontinued operations), (2) interest expense, (3) income taxes, (4) depreciation, amortization, goodwill impairment and other non-recurring charges, (5) non-cash charges, including non-cash stock-based compensation expense and purchase accounting items and (6) management fees to our principal stockholder. EBITDA, as adjusted, is a primary component of the financial covenants to which we are subject under our credit agreement. If we fail to maintain required levels of EBITDA, as adjusted, we could have a default under our credit agreement, potentially resulting in an acceleration of all of our outstanding indebtedness. In addition, our management uses EBITDA, as adjusted, as a primary measure to review and assess our operating performance and to compare our current results with those for prior periods as well as with the results of other companies in our industry. These competitors may, due to differences in capital structure and investment history, have interest, tax, depreciation, amortization and other non-cash expenses that differ significantly from ours. The term EBITDA, as adjusted, is not defined under U.S. generally accepted accounting principles, or U.S. GAAP, and EBITDA, as adjusted, is not a measure of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. When assessing our operating performance, you should not consider these data in isolation or as a substitute for our net income calculated in accordance with U.S. GAAP. Our EBITDA, as adjusted, has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for net income or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations are:

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

A reconciliation of net income, the most directly comparable U.S. GAAP measure, to EBITDA, as adjusted, for the third quarter and first nine months of fiscal 2005 and 2004 is as follows (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
U.S. GAAP net income	$6,535	$(2,895)	$21,179	$2,831
Provision (benefit) for income taxes	2,424	(2,568)	7,833	2,510
Interest expense	2,996	3,113	11,758	8,523
Depreciation and amortization of equipment and improvements	855	648	2,292	1,673
Amortization of capitalized software	257	165	780	333
Amortization of purchased intangible assets	2,758	4,814	9,063	15,376
Amortization of step-up in deferred revenue on acquisition	208	118	495	407
Stock-based compensation	863	22	915	66
Management fees to majority stockholder	—	62	125	187
Loss on debt extinguishment and debt repricing fee	5,530	9,810	5,530	9,810
EBITDA, as adjusted	$22,426	$13,289	$59,970	$41,716

Recent Accounting Pronouncements

                Effective May 1, 2005, we early adopted the fair value recognition and measurement provisions of SFAS No. 123(R), SFAS 123(R) is applicable for stock-based awards exchanged for employee services and in certain circumstances for nonemployee directors. We elected to adopt the modified-prospective-transition method, as provided by SFAS 123(R). Accordingly, prior period amounts have not been restated. Under this transitional method, we are required to record compensation expense for all awards granted after the date of adoption using grate-date fair value estimated in accordance with the provisions of SFAS 123(R) and for the unvested portion of previously granted awards as of May 1, 2005 using the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). We recognized $863,000 of stock-based compensation in the three months ended July 31, 2005 (see Note 2).

In November 2004, the Financial Accounting Standards Board (“FASB”), issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 are effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on our condensed consolidated results of operations, financial position or cash flows.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after

December 15, 2005. The implementation of SFAS 154 is not expected to have a material impact on the Company’s condensed consolidated results of operations, financial position or cash flows.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, bad debts, income taxes and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our recently filed Registration Statement on Form S-1 (File No. 333-121947) and remain unchanged except for stock-based compensation.

Stock-based Compensation

                Effective May 1, 2005, we adopted SFAS 123(R), which requires us to measure compensation cost for all outstanding unvested share-based awards at fair value and recognize compensation over the requisite service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider several factors when estimating expected forfeitures, such as types of awards. Actual results may differ substantially from these estimates. Expected volatility of the stock is based on the Company’s peer group in the industry in which it does business because the Company does not have sufficient historical volatility data for its own stock. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. In the future, as we gain the historical data for volatility in our own stock and the actual term employees hold our options, expected volatility and expected term may change which could cause substantial change in the grant-date fair value of future awards of stock options and ultimately the expense we record.

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

                We sell a significant portion of our solutions through third parties such as independent distributors, independent sales orgranizations (“ISOs”), value-added resellers and payment processors. We depend on their active marketing and sales efforts. These third parties also provide after-sales support and related services to end user customers. When we introduce new applications and solutions, they also provide critical support for developing and porting the custom software applications to run on our various electronic payment systems and, internationally, in obtaining requisite certifications in the markets in which they are active. Accordingly, the pace at which we are able to introduce new solutions in markets in which these parties are active depends on the resources they dedicate to these tasks. Moreover, our arrangements with these third parties typically do not prevent them from selling products of other companies, including our competitors, and they may elect to market our competitors’ products and services in preference to our system solutions. If one or more of our major resellers terminates or otherwise adversely changes its relationship with us, we may be unsuccessful in replacing it. The loss of one of our major resellers could impair our ability to sell our solutions and result in lower revenues and income. It could also be time consuming and expensive to replicate, either directly or through other resellers, the certifications and the custom applications owned by these third parties.

                A significant percentage of our net revenues is attributable to a limited number of customers, including distributors and ISOs . In the first nine months ended July 31, 2005, our ten largest customers accounted for approximately 33.0% of our net revenues and sales to First Data Corporation and its affiliates represented 12.3% of our net revenues in that period. Our sales of system solutions to First Data and its affiliates include sales to its TASQ Technology division, which distributes payment devices to ISOs and financial institutions such as Wells Fargo & Company and Chase Merchant Services. If any of our large customers significantly reduces or delays purchases from us or if we are required to sell products to them at reduced prices or on other terms less favorable to us, our revenues and income could be materially adversely affected.

A significant portion of our net revenues is generated outside of the U.S. and we intend to continue to expand our operations internationally. Our results of operations could suffer if we are unable to manage our international expansion and operations effectively.

                During the first nine months ended July 31, 2005, 42.3% of our net revenues was generated outside of the U.S. Part of our strategy is to expand our penetration in existing foreign markets and to enter new foreign markets. Our ability to penetrate some international markets may be limited due to different technical standards, protocols or product requirements. Expansion of our International business will require significant management attention and financial resources. Our International net revenues will depend on our continued success in the following areas:

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

                In particular, differences in relative growth rates between our businesses in North America and internationally may have a significant effect on our operating results, particularly our reported gross profit percentage, in any individual quarter, with International sales carrying lower margins.

                In addition, we have in the past and may continue to experience seasonality in our key vertical and international markets These seasonal variations occur throughout the year and may lead to fluctuations in our quarterly operating results depending on the impact of any given market during that quarter and could lead to volatility in our stock price.

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

                Protection against fraud is of key importance to the purchasers and end users of our solutions. We incorporate security features, such as encryption software and secure hardware, into our solutions to protect against fraud in electronic payment transactions and to ensure the privacy and integrity of consumer data. Our solutions may be vulnerable to breaches in security due to defects in the security mechanisms, the operating system and applications or the hardware platform. Security vulnerabilities could jeopardize the security of information transmitted or stored using our solutions. In general, liability associated with security breaches of a certified electronic payment system belongs to the institution that acquires the financial transaction. However, if the security of our solutions is compromised, our reputation and marketplace acceptance of our solutions will be adversely affected, which would cause our business to suffer, and we may become subject to damage claims. We have not experienced any material security breaches affecting our business.

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

                The existence of defects and delays in correcting them could result in negative consequences, including the following: harm to our brand; delays in shipping solutions; loss of market acceptance for our solutions; additional warranty expenses; diversion of resources from product development; and loss of credibility with distributors and customers. Correcting defects can be time consuming and in some circumstances extremely difficult. Software errors may take several months to correct, and hardware defects may take even longer to correct. As an example, beginning in 2001 we experienced a problem in which the ink cartridge in a product sold to a particular customer leaked ink and had to be replaced with a different cartridge. By the time we reached a settlement agreement to resolve this issue with that customer in the three months ended January 31, 2005, we had incurred aggregate costs and reserves of approximately $10.2 million in respect of cartridge replacement, extended warranty costs and customer rebates.

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

                As a result of these factors, we regularly run the risk of maintaining excess inventory levels. This risk may be enhanced by our recent effort to increase inventory levels in response to customer requirements. The accumulation of excess or obsolete inventory may result in price reductions and inventory write-downs, which could adversely affect our business and financial condition. . For example, in late 2002 we developed our first wireless product line but the market for wireless products developed more slowly than we anticipated. By the time this market developed to a point at which we could sell our built-up inventory, we needed to upgrade some of the wireless technology in their products, at a cost of $1.4 million. We also incurred an increased obsolescence cost of $0.5 million in respect of some accessories primarily driven by the shift to the Vx platform.

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

                We have received, and have currently pending, third-party claims and may receive additional notices of such claims of infringement in the future. To date, such claims have not had a material adverse effect on our business and we have either prevailed in all litigation, obtained a license on commercially acceptable terms or otherwise been able to modify any affected products or technology. However, there can be no assurance that we will continue to prevail in any such actions or that any license required under any such patent or other intellectual property would be made available on commercially acceptable terms, if at all.

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

                In June 2004, our principal operating subsidiary, VeriFone, Inc., and another subsidiary entered into a secured credit facility under which, as of July 31, 2005, VeriFone, Inc. had outstanding indebtedness, excluding capital leases, of approximately $183.0 million.

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

                As of July 31, 2005, we had negative stockholders’ equity of $35.8 million, due in part to a $97.4 million dividend paid on June 30, 2004, partially offset by proceeds received in our initial public offering. This may make lenders and other potential investors less likely to provide us with additional debt or equity financing. If we require additional financing, there is no guarantee that we can obtain it on acceptable terms, or at all. If we are unable to obtain additional, needed financing, our financial condition and results of operations may be adversely affected.

If we are unable to improve and maintain the quality of our internal controls, any weaknesses could materially and adversely affect our ability to provide timely and accurate information about our company, which could harm our reputation and share price.

                On several occasions since our separation from Hewlett-Packard, our independent registered public accounting firm has identified deficiencies in our internal controls which rose to the level of “reportable conditions,” which means that these were matters that in our auditors’ judgment could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of our management in our financial statements. We have worked diligently to correct these deficiencies. We are not aware of any matters involving internal controls that we consider to be reportable conditions relating to the year ended October 31, 2004 or the nine months ended July 31, 2005. Nevertheless, we cannot be certain that the measures we have taken will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Any failure to maintain adequate controls or to adequately implement required new or improved controls could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could adversely affect the trading price of our common stock.

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

                GTCR may also exercise control, with respect to mergers or other business combinations that involve a change in control of our company, under a stockholders agreement among us, GTCR and certain other stockholders. Subject to specified conditions, that agreement requires the stockholders who are parties to it to consent to a sale of VeriFone Holdings, Inc. to a non-affiliate of GTCR if the sale is approved by the holders of a majority of the shares subject to the agreement. So long as the shares subject to the stockholders agreement represent a majority of the voting power of our capital stock, this right gives GTCR the practical ability to sell our company in its sole discretion, because GTCR currently controls a majority of the shares subject to the stockholders agreement. As of July 31, 2005, a majority of the voting power of our capital stock was subject to the stockholders agreement.

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

Conflicts of interest may arise because some of our directors are principals of our principal stockholder.

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

We have incurred and will continue to incur increased costs as a public company.

                As a public company, we are required to comply with various accounting and legal requirements as well as undertake additional corporate and administrative tasks as a result of which we incur significant legal, accounting and other expenses that we were not required to incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC and the New York Stock Exchange, have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal and financial compliance costs and to make some activities more time consuming and costly. For example, as a result of being a public company, we will be required to create additional board committees and have adopted or will be required to adopt policies regarding internal controls over financial reporting and disclosure controls and procedures. In addition, we have incurred and will continue to incur additional costs associated with our public company reporting requirements

Future sales of our common stock, or the perception in the public markets that these sales may occur, could depress our stock price.

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

                Some provisions of our amended and restated certificate of incorporation and amended and restated bylaws that became effective upon the completion of our initial public offering on May 4, 2005, may have the effect of delaying, discouraging, or preventing a merger or acquisition that our stockholders may consider favorable, including transactions in which stockholders might receive a premium for their shares. These provisions include:

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

Our common stock has only been publicly traded since April 29, 2005 and we expect that the price of our common stock will fluctuate substantially.

                The trading price of our common stock may fluctuate in response to various factors, some of which are beyond our control. There has only been a public market for our common stock since April 29, 2005. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuations in our stock price may include, among other things:

•                  actual or anticipated variations in quarterly operating results;

•                  changes in financial estimates by us or by any securities analysts who might cover our stock, or our failure to meet the estimates made by securities analysts;

•                  changes in the market valuations of other companies operating in our industry;

•                  announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

•                  additions or departures of key personnel; and

•                  sales of our common stock, including sales of our common stock by our directors and officers or by GTCR or our other principal stockholders.

ITEM 3.                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. To mitigate some of these risks, we utilize derivative financial instruments to hedge these exposures. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rates

                We are exposed to interest rate risk related to our debt, which bears interest based upon the three-month LIBOR rate. In July 2004, the Company purchased a two-year interest rate cap for $285,000 with a notional amount of $50 million, under which the Company will receive interest payments if the three-month LIBOR rate exceeds 4%. In July 2004, the Company also purchased one-year interest rate caps for a total of $45,000, with combined notional amounts of $140 million, under which the Company would have received interest payments if the three-month LIBOR rate exceeded 5%. The $140 million combined interest rate caps expired in July 2005. In March 2005, the Company purchased a one-year interest rate cap for $29,000 with an effective date of July 2005 and a notional amount of $30 million, under which the Company will receive interest payments if the three-month LIBOR rate exceeds 5%.

                The cost of the two remaining interest rate caps that total $314,000 were recorded in prepaid expenses and other current assets in the condensed consolidated balance sheet and are being amortized as interest expense over the life of the caps. Since July 2004, three-month LIBOR has remained under 4% and the Company has not received any interest payments to date. A 1% increase in the variable rate of interest on the currently outstanding debt under our secured credit facility would increase annual interest expense by approximately $1.5 million.

Foreign Currency Risk

                A substantial part of our business consists of sales made to customers outside the United States. A portion of the net revenues we receive from such sales is denominated in currencies other than the U.S. dollar. Additionally, portions of our costs of net revenues and our other operating expenses are incurred by our International operations and denominated in local currencies. While fluctuations in the value of these net revenues, costs and expenses as measured in U.S. dollars have not materially affected our results of operations historically, we cannot assure you that adverse currency exchange rate fluctuations will not have a material impact in the future. In addition, our balance sheet reflects non-U.S. dollar denominated assets and liabilities, primarily inter-company balances which can be adversely affected by fluctuations in currency exchange rates. Recently, we have entered into foreign currency forward contracts and other arrangements intended to hedge our exposure to adverse fluctuations in exchange rates. As of July 31, 2005, our foreign currency risk pertaining to non-U.S. dollar denominated assets and liabilities primarily were a $0.9 million inter-company payable from our Brazil subsidiary and a $2.3 million inter-company payable from our Australia subsidiary, both due to our principal U.S. operating subsidiary. As of July 31, 2005, we have entered into foreign currency forward contracts to sell Brazilian reais and Australian dollars with notional amounts of $0.9 million and $2.3 million, respectively. However, if we chose not to enter into foreign currency forward contract transactions to hedge against these exposures and the Brazilian real and Australian dollar both were to devalue 5% to 10% against the U.S. dollar, results of operations at that time would include a foreign exchange loss of $0.2 million to $0.3 million.

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

PART II — OTHER INFORMATION

ITEM 1.                     LEGAL PROCEEDINGS

                                                 We were party to several lawsuits in federal court and an International Trade Commission investigation relating to claims made by Verve L.L.C., a purported assignee of certain patents. Verve claimed that we, as well as other companies that design, manufacture, or sell point of sale electronic payment systems, have infringed certain patents, and sought injunctive relief and unspecified damages.

Verve requested the commencement of an investigation against us and several other respondents in the International Trade Commission, or ITC, on July 13, 2004. Shortly thereafter, the ITC instituted an investigation. The administrative law judge at the ITC issued an order dated February 7, 2005 granting a motion to terminate the investigation based on Verve’s lack of standing. On February 11, 2005, Verve made a motion to withdraw the ITC complaint with prejudice. Verve also filed lawsuits against us in several U.S. federal district courts. We brought our own claims against Verve in a lawsuit filed July 13, 2004 in the U.S. federal district court for the Northern District of California in San Francisco. On March 8, 2005, Verve voluntarily dismissed a separate action that it had filed in the Northern District of California in San Jose. On July 13, 2005, we settled all remaining cases with Verve pursuant to a confidential settlement agreement.

In addition, in the ordinary course of our business, we are subject to periodic lawsuits, investigations and claims. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding to which we are a party is likely to have a material adverse effect on our business, results of operations, cash flows or financial condition.

ITEM 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                Sales of Unregistered Securities

On May 4, 2005, in connection with the amendment and restatement of our Certificate of Incorporation, we converted all of our outstanding shares of non-voting common stock to shares of voting common stock on a share-for-share basis, with a corresponding effective conversion of all outstanding options and shares reserved for issuance under the New Founders’ Stock Option Plan. We received no consideration as a result of this transaction. We believe this transaction was exempt from the registration requirements of the Securities Act in reliance on Section 3(a)(9) thereof as an exchange of securities by us with our existing security holders exclusively, in which no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

The foregoing transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering.

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

The aggregate gross proceeds from the sale of shares of common stock by us were $85.0 million and the aggregate gross proceeds from the sale of shares of common stock our selling shareholders was $92.1 million. The aggregate estimated net proceeds to us were $76.8 million, after deducting $3.7 million in underwriting discounts and commissions and $4.5 million in estimated expenses incurred by us in connection with the offering. An additional $1.3 million of common stock was issued in exchanged for services provided.

We used the net proceeds for repayment of our Second Lien Loan of $72.0 million, a prepayment premium of $2.2 million and the remaining $2.6 million for general corporate purposes. The use of proceeds does not represent a material change from the use of proceeds described in the initial public offering prospectus we filed pursuant to Rule 424(b) of the Securities Act of 1933, as amended, with the SEC on May 2, 2005.

ITEM 6.                     EXHIBITS

Exhibit

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIFONE HOLDINGS, INC

Date: August 29, 2005	By:	/s/Douglas G. Bergeron
Douglas G. Bergeron
Chairman and Chief Executive Officer

	By:	/s/Barry Zwarenstein
Barry Zwarenstein
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.