Form 10-K
period 2005-10-31
VeriFone Holdings, Inc.
filed 2005-12-20
CIK 1312073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2005

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-32465

VERIFONE HOLDINGS, INC.

(Exact name of Registrant as Specified in its Charter)

DELAWARE	04-3692546
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
2099 Gateway Place, Suite 600
San Jose, CA	95110
(Address of Principal Executive Offices)	(Zip Code)

(408) 232-7800

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

As of April 29, 2005, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $26.8 million.

There were 67,669,349 shares of the registrant’s common stock issued and outstanding as of the close of business on November 30, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders to be held on March 22, 2006 are incorporated by reference in the Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13, and 14.

VERIFONE HOLDINGS, INC.
2005 ANNUAL REPORT ON FORM 10-K
INDEX

FORWARD LOOKING STATEMENTS

This report and certain information incorporated by reference herein contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms or comparable terminology.

Actual events or results may differ materially from those implied by these forward looking statements. In evaluating these statements, you should specifically consider various factors, including the risks outlined in “Risk Factors.” These factors may cause our actual results to differ materially from any forward-looking statement.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.

These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include those listed under “Risk Factors” and elsewhere in this report. We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform such statements to actual results or to changes in expectations.

PART I

ITEM 1.                BUSINESS

Overview

We are a leading global provider of technology that enables secure electronic payment transactions and value-added services at the point of sale. Since 1981, we have designed and marketed system solutions that facilitate the long-term shift toward electronic payment transactions and away from cash and checks. We have one of the leading electronic payment solutions brands and are one of the largest providers of electronic payment systems worldwide. Our net revenues grew by 24.4% and 15.0%, respectively, in the years ended October 31, 2005 and 2004, reaching $485.4 million in the year ended October 31, 2005.

Our system solutions consist of point of sale electronic payment devices that run our proprietary and third party operating systems, security and encryption software and certified payment software as well as third party, value-added applications. Our system solutions are able to process a wide range of payment types including signature and PIN-based debit cards, credit cards, contactless / radio frequency identification, or RFID, cards, smart cards, pre-paid gift and other stored-value cards, electronic bill payment, check authorization and conversion, signature capture and electronic benefits transfer, or EBT. Our proprietary architecture was the first to enable multiple value-added applications, such as gift card and loyalty card programs, healthcare insurance eligibility and time and attendance tracking, to reside on the same system without requiring recertification upon the addition of new applications. Today we are an industry leader in multi-application payment systems deployments.

We design our system solutions to meet the demanding requirements of our direct and indirect customers. Our electronic payment systems are available in several distinctive modular configurations, offering our customers flexibility to support a variety of connectivity options, including wireline and wireless internet protocol, or IP, technologies. We also offer our customers support for installed systems, consulting and project management services for system deployment and customization of integrated software solutions.

Our customers are primarily global financial institutions, payment processors, petroleum companies, large retailers, government organizations and healthcare companies, as well as independent sales organizations, or ISOs. The functionality of our system solutions includes transaction security, connectivity, compliance with certification standards, and the flexibility to execute a variety of payment and non-payment applications on a single system solution.

Company History

VeriFone, Inc., our principal operating subsidiary, was incorporated in 1981. Shortly afterward, we introduced the first check verification and credit authorization device ever utilized by merchants in a commercial setting. In 1984, we introduced the first mass market electronic payment system intended to replace manual credit card authorization devices for small merchants. VeriFone, Inc. became a publicly traded company in 1990 and was acquired by Hewlett-Packard Company in 1997. Hewlett-Packard operated VeriFone, Inc. as a division until July 2001, when it sold VeriFone, Inc. to Gores Technology Group, LLC, a privately held acquisition and investment management firm, in a transaction led by our Chief Executive Officer, Douglas G. Bergeron. In July 2002, Mr. Bergeron and certain investment funds affiliated with GTCR Golder Rauner, L.L.C., or GTCR, a private equity firm, led a recapitalization in which VeriFone Holdings, Inc. was organized as a holding company for VeriFone, Inc., and GTCR-affiliated funds became our majority stockholders. VeriFone Holdings, Inc. completed its initial public offering on May 4, 2005.

Our Industry

The electronic payment solutions industry encompasses systems, software and services that enable the acceptance and processing of electronic payments for goods and services and provide other value-added functionality at the point of sale. The electronic payment system is a critical part of the payment infrastructure. We believe that current industry trends of increasing intelligence at the point of sale, the global shift toward electronic payment transactions and away from cash and checks and the increasing focus on security and interoperability will continue to drive growth in demand for electronic payment systems.

The electronic payment system serves as the interface between consumers and merchants at the point of sale and with the payment processing infrastructure. It captures critical electronic payment data, secures the data through sophisticated encryption software and algorithms and routes the data across a range of payment networks for processing, authorization and settlement. Payment networks include credit card networks, such as Visa, MasterCard and American Express, that route credit card and signature-based debit transactions, as well as electronic funds transfer, or EFT, networks, such as STAR, Interlink and NYCE, that route PIN-based debit transactions. In a typical electronic payment transaction, the electronic payment system first captures and secures consumer payment data from one of a variety of payment media, such as a credit or debit card, smart card or contactless / RFID card. Consumer payment data is then routed from the electronic payment system to the appropriate payment processor and financial institution for authorization. Finally, the electronic payment system receives the authorization to complete the transaction between the merchant and consumer.

Industry Trends

Increasing Intelligence at the Point of Sale

Advances in Computing.   Advances in microprocessing technology, storage capacity and software are enabling increasing functionality at the point of sale. Historically, electronic payment systems’ primary purpose was to initiate and complete credit card transactions. System-on-Chip technologies and enhanced operating systems and applications now enable multi-purpose functionality that can accommodate a wide range of payment-related transactions and non-payment applications.

Multi-purpose Functionality.   Industry participants are developing value-added payment applications—including pre-paid cards, gift card and loyalty card programs, electronic bill payment and electronic check truncation—that required expanded functionality through electronic payment systems. Further, the use of new secure non-payment value-added applications, such as age verification, money transfer, healthcare insurance eligibility, Medicaid processing, advertising, retail fraud prevention and time and attendance tracking is increasing. When new value-added applications are installed into an electronic payment system, payment processors typically require extensive testing and recertification, which is costly and time intensive. Accordingly, we believe that the ability to incorporate new applications without lengthy testing and recertification represents a significant competitive advantage.

Broadband and IP Connectivity.   Broadband connectivity provides faster transmission of transaction data at a lower cost, enabling more advanced payment and other value-added applications at the point of sale. Major telecommunications carriers have expanded their communications networks and lowered fees which allows more merchants to utilize IP networks cost effectively. The faster processing and lower costs associated with IP connectivity have opened new markets for electronic payment systems, many of which have been primarily cash-only industries such as quick service restaurants, or QSRs. New wireless electronic payment solutions are being developed to increase transaction processing speed, throughput and mobility at the point of sale, and offer significant security benefits by enabling consumers to avoid relinquishing their payment cards. A portable device can be presented to consumers, for example, to pay at the table in full-service restaurants or to pay in other environments, such as outdoor arenas, farmers’ markets and taxi cabs.

Card Innovation at the Point of Sale.   The point of sale is becoming an important area of differentiation for card associations, card issuers and payment processors. As the market for issuing credit cards has become more saturated in the U.S., card associations and card issuers are differentiating their brands by expanding their offerings. Payment processors are also differentiating themselves by expanding their offerings as front-end authorization and back-end clearing and settlement have become more commoditized. Card associations, card issuers and payment processors are differentiating their offerings, in part, by offering value-added applications and incorporating innovative technologies including contactless / RFID and biometrics. As a result, electronic payment systems that can run value-added applications and enable emerging technologies are becoming increasingly critical.

Global Shift Toward Electronic Payment Transactions and Away from Cash and Checks

North America.   Usage of credit and debit card-based payments, especially PIN-based debit, continues to increase substantially. During the five years ended in 2004, total U.S. debit purchase volume grew from $229 billion to $729 billion. PIN-based debit, which is appealing to merchants because of lower transaction fees relative to credit cards, and to consumers because of increased security and enhanced features, is a major factor behind the recent growth in demand for electronic payment systems in emerging vertical markets such as QSRs. Another key driver is the growth in single application credit card solutions. Typically, these solutions enable merchants to provide an efficient payment solution in non-traditional settings such as the emerging trend of pay at the table in restaurants, which is capitalizing on the availability of wireless solutions. Furthermore, government-related opportunities, including EBT programs, healthcare claims and eligibility, license verification and background checks, are contributing to demand for electronic payment systems.

Europe.   While credit card and debit card usage in the U.S. has grown significantly, usage in international markets has grown more rapidly. Visa and MasterCard purchase volume increased 16.0% in Europe in 2004 compared to 2003, versus 13.4% in the U.S. European nations and card associations have responded to credit card fraud by developing and implementing next-generation security measures. MasterCard International and Visa International have established EMVCo, LLC, or EMV, a smart card standards organization, and have prescribed specifications for certification of all new and existing electronic payment systems. Other security initiatives include the U.K.’s chip and PIN standard, which combines smart card technology with PIN-based debit security features. These standards are expected to drive additional growth in sales of next-generation electronic payment systems. Additionally, Europe’s relatively expensive wireline telecommunications costs and adoption of next-generation wireless networks are driving growth in sales of wireless electronic payment systems.

Emerging Markets.   Certain regions, such as Eastern Europe, Latin America, and Asia, and certain countries in particular, including Russia, India and China, are experiencing rapid growth in the usage of card-based payments. In China, Visa and MasterCard purchase volume increased 68% from 2003 to 2004, from $9.1 billion to $15.4 billion. Similarly, India—where only 14% of citizens currently have a credit card, according to a MasterCard International survey—experienced 50% growth in Visa and MasterCard purchase volume during the same period, from $2.4 billion in 2002 to $3.7 billion in 2003. The increasing adoption of electronic payments in these regions is driven primarily by strong economic growth, improving infrastructure development, strong support from governments seeking to increase VAT and sales tax collection, and the expanding presence of wireless networks. To further support this point, in Mexico they have started a Terminalization Program, where the Association of Mexican Banks plans to invest $380 million over the next three years to promote electronic payments via free or subsidized systems and tax incentives.

Increasing Focus on Security and Interoperability

New industry security and interoperability standards are driving recertification and replacement of electronic payment systems, particularly in Europe and the U.S. In order to offer electronic payment systems that connect to payment networks, electronic payment system providers must certify their products and services with card associations, financial institutions and payment processors and comply with government and telecommunications company regulations. This certification process may take up to twelve months to complete.

Card Association Standards.   The major card associations have introduced new security standards to address the growing need for transaction security. Visa International and MasterCard International recently cooperated on the development and release of the Payment Card Industry, or PCI, specification and test methods for the certification of electronic payment systems for secure debit transactions. This new set of standards supersedes previous standards separately issued by Visa and MasterCard. In addition, EMV has prescribed specifications designed to ensure interoperability between smart cards and electronic payment systems on a global basis, increase functionality of electronic payment systems and reduce fraud. Deadlines for EMV compliance vary by card association and region, with compliance required in Europe ahead of other regions. Merchants and financial institutions that are not compliant with EMV standards may be subject to various sanctions.

Class A / B Certification.   U.S. payment processors have two levels of certification, referred to as Class A and Class B. Class B certification ensures that an electronic payment system adheres to the payment processor’s basic functional and network requirements. Class A certification adds another stipulation that the payment processor will support the electronic payment system on its internal help desk systems. Obtaining these certifications can be time intensive and is required by U.S. payment processors.

Regional Security Standards.   Electronic payment systems must also comply with evolving country-specific security regulations. Countries such as Australia, Canada, the Netherlands, New Zealand, Singapore, Sweden and Switzerland have particularly stringent and specific security requirements. Electronic payment systems also must comply with the recommendations of quasi-regulatory authorities and standards-setting committees, which address, among other things, fraud prevention, processing protocols and technologies utilized. New standards are continually being adopted as a result of worldwide fraud prevention initiatives, increasing the need for system compatibility and new developments in technology. Electronic payment system providers must manage these complex requirements, which may require ongoing enhancements to existing systems or replacement with newly certified electronic payment systems.

Our Growth Strategy

Our objective is to enhance our position as a leading provider of technology that enables electronic payment transactions and value-added services at the point of sale. The key elements of our strategy are to:

Increase Market Share in North America and Europe

We intend to increase our market share in North America and Europe by capitalizing on industry trends, continuing to penetrate key sales channels and expanding our product offerings. As an example, in Europe, we plan to take advantage of recently enacted requirements that will result in upgrades to EMV-compliant electronic payment systems. In North America, we are increasing sales to small and medium-sized merchants by further strengthening our relationships with ISOs. We intend to continue to seek opportunities to expand our market share in North America and Europe by leveraging our brand, market position, scale, technology and distribution channels.

Further Penetrate Attractive Vertical Markets

We plan to continue to increase the functionality of our system solutions to address the specific needs of various vertical markets. We currently provide system solutions that are customized for the needs of our financial services, petroleum company, multi-lane retail, government and healthcare customers. As an example, our system solutions allow our petroleum company customers to manage fuel dispensing and control and enable “pay at the pump” functionality, cashiering, store management, inventory management and accounting for goods and services at the point of sale. Other key focus market verticals are mobile payment applications such as pay-at-the-table and pay-at-the-car.

Capitalize on High Growth Opportunities in Emerging Markets

We seek to establish a leading position in emerging, high growth electronic payment markets in Eastern Europe, Asia and Latin America. In order to do so, we intend to continue to invest in additional sales and marketing and research and development resources targeted towards these regions We intend to grow our presence further in emerging markets, especially China, India and Brazil, where demand for electronic payment systems is growing rapidly.

Pursue Selective, Strategic Acquisitions

We may augment our organic growth by acquiring businesses, product lines or technologies. Our acquisition strategy is intended to broaden our suite of electronic payment solutions, expand our presence in selected geographies, broaden our customer base, and increase our penetration of distribution channels and vertical markets.

Our System Solutions

Our system solutions are available in several distinctive modular configurations, offering our customers flexibility to support a variety of connectivity options, including wireline and wireless IP technologies.

Countertop

Our countertop electronic payment systems accept magnetic and smart cards and support credit, debit, check, electronic benefits transfer and a full range of pre-paid products, including gift cards and loyalty programs, among many others. Our newest line of countertop solutions is our Vx electronic payment systems, which include a high performance 32-bit ARM9 microprocessor and have product line extensions targeted at the high-end countertop and wireless pay-at-table market segments. Our products are designed in a modular fashion to offer a wide range of options to our customers, including the ability to deploy new technologies at minimal cost as technology standards change. Our electronic payment systems are easily integrated with a full range of optional external devices, including secure PIN pads, check imaging equipment, barcode readers, contactless / RFID readers and biometric devices. Our secure PIN pads support credit and debit transactions, as well as a wide range of applications that are either built into electronic payment systems or connect to electronic cash registers, or ECRs, and other electronic payment systems. In addition, we offer an array of certified software applications and application libraries that enable our secure PIN pads to interface with major ECR systems.

Mobile / Wireless

We offer a line of wireless system solutions that support IP-based CDMA, GPRS and Wi-Fi technologies for secure, “always on” connectivity. We expect that one of the largest market opportunities for wireless solutions will be developing countries where wireless telecommunications networks are being deployed at a much faster rate than wireline networks. We also expect to use wireless system solutions to enter into new markets for electronic payment solutions such as pay-at-the-table solutions for full-service restaurants and systems for taxicabs.

Consumer-activated

We offer a line of products specifically designed for consumer-activated functionality at the point of sale. These products include large, easy-to-read displays, user-friendly interfaces, ECR interfaces, durable key pads, signature capture functionality and other features that are important to serving customers in a multi-lane retail environment. For example, our signature capture devices automatically store signatures and transaction data for fast recall, and the signature image is time stamped for fraud prevention. Our consumer-activated system solutions also enable merchants to display advertising, promotional content, loyalty program information and electronic forms in order to market products and services to consumers at the point of sale.

Petroleum

Our family of products for petroleum companies consists of integrated electronic payment systems that combine card processing, fuel dispensing and ECR functions. These products are designed to meet the needs of petroleum company operations, where rapid consumer turnaround, easy pump control and accurate record keeping are imperative. These products allow our petroleum company customers to manage fuel dispensing and control and enable “pay at the pump” functionality, cashiering, store management, inventory management and accounting for goods and services at the point of sale. They are compatible with a wide range of fuel pumps, allowing retail petroleum outlets to integrate our systems easily at most locations.

Server-based

Our server-based transaction products enable merchants to integrate advanced payment functionality into PC-based electronic systems seamlessly. These products handle all of the business logic steps related to an electronic payment transaction, including collection of payment-related information from the consumer and merchant, and communication with payment processors for authorization and settlement. Our products also enable the functionality of peripherals that connect to PC-based electronic payment systems, including consumer-activated products such as secure PIN pads and signature capture devices.

Our Services

Client Services

We support our installed base by providing deployment, on-site and telephone-based installation and training, 24-hour help desk support, repairs, replacement of impaired system solutions, asset tracking and reporting. We provide a single source of comprehensive management services providing support primarily for our own system solutions in most vertical markets. Our services address many system configurations, including local area networks, leased-line and dial-up environments. We also offer customized service programs for specific vertical markets in addition to standardized service plans.

Customized Application Development

We provide specific project management services for large turn-key implementations. Our project management services include all phases of implementation, including customized software development, procurement, vendor coordination, site preparation, training, installation, follow-on support and legacy system disposal. We also offer customer education programs as well as consulting services regarding selection of product and payment methodologies and strategies such as debit implementation. We believe that our client services are distinguished by our ability to perform mass customizations for large customers quickly and efficiently.

Technology

We have developed the following core technologies that are essential to the creation, delivery and management of our system solutions. We believe these technologies are central to our leadership position in the electronic payment solutions industry.

Platform Architecture

Our secure, multi-tasking, multi-application platform architecture consists of an ARM9 System-on-Chip and our Verix operating system, Verix multi-application conductor application and VeriShield file authentication technology. The combination of these technologies in an innovative hardware and software memory protection and separation scheme provides a robust and secure operating environment, enabling the download and execution of multiple applications on an electronic payment system without the need for recertification.

Our operating environment and modular design provide a consistent and intuitive user interface for third party applications as well as our own. We believe these characteristics of our platform enable our customers to deliver and manage multi-application payment systems in a timely, secure and cost-effective manner. We continue to enhance and extend the capabilities of our platform to meet the growing demands of our customers for multi-application payment systems.

In addition to the above platform, our newer consumer-activated and petroleum system solutions incorporate the use of a commercial Linux operating system that has been customized to include security, application resources, and data communication capabilities required in these payment systems. The Linux operating system was chosen for functionality, adaptability, and robustness as well as the readily available development tools for graphical user interface and multi-media content applications.

Libraries and Development Tools

We believe that by delivering a broad portfolio of Verix application libraries and development tools to our large community of internal and third party application developers, we are able to significantly reduce the time to obtain certification for our system solutions. By packaging complex programming modules such as EMV, smart card interfaces, wireless communications, IP and secure socket layer, or SSL, into standard libraries with defined programming interfaces, we facilitate the timely and consistent implementation of our multi-application system solutions. Further, we maintain a high level of application compatibility across platforms, facilitating the migration of applications to future solutions.

We also provide developer tool kits that contain industry standard visual development environments (C/C++) along with platform-specific compilers and debuggers. We provide numerous support vehicles for our application development communities, including Verix Developer Training, a dedicated developers’ support team and VeriFone DevNet, an online developers’ portal that provides registered Verix developers access to libraries, tools, programming guides and support. Our libraries, tool kits, training and support systems facilitate the rapid growth in deployment of third party, value-added applications for our system solutions.

We believe that this growing portfolio of value-added applications increases the attractiveness of our solutions to global financial institutions and payment processors. In the highly competitive transaction processing market, these institutions are looking for ways to differentiate their solutions by adding additional services beyond credit and debit transaction processing. These value-added applications provide this differentiation and also provide a way to increase merchant retention and revenue for these channels.

Application Framework

Our SoftPay application framework contains a comprehensive set of pre-certified software modules enabling rapid configuration and delivery of merchant-ready applications for payment processors and financial institutions. We have configured SoftPay for use in a broad range of vertical markets including retail, restaurants, lodging and rental services. SoftPay supports our comprehensive range of wireline and wireless IP communications options, including Ethernet, CDMA, GPRS and Wi-Fi.

Remote Management System

Effective remote management is essential to cost effective deployment and maintenance of electronic payment systems. Our VeriCentre system provides broad remote management functionality for our system solutions, including software downloads, application management, remote diagnostics and information reporting. Our VeriCentre system licensees are responsible for the implementation, maintenance and operation of the VeriCentre system. In certain markets and with certain customers, VeriFone maintains and manages the system to provide remote management services directly to customers. In addition, message management functionality allows financial institutions and payment processors to send customized text and graphics messages to any or all of their Verix terminal based merchants, and receive pre-formatted responses.

Customers

We specifically design our system solutions to meet the demanding requirements of our direct and indirect customers. These customers include global financial institutions, payment processors, petroleum companies, large retailers, government organizations and healthcare companies, as well as ISOs, which re-sell our system solutions to small merchants. In North America, for the year ended October 31, 2005, approximately one half of our sales were via ISOs, distributors, resellers and system integrators, approximately one third were direct sales to petroleum companies, retailers and government-sponsored payment processors, and the remainder were to non-government-sponsored payment processors and financial institutions. Internationally, for the year ended October 31, 2005, approximately 63% of our sales were via distributors, resellers and system integrators and the remaining 37% were direct sales to financial institutions, payment processors and major retailers.

The percentage of net revenues to our ten largest customers and to a customer that accounted for more than 10% of net revenues are as follows:

	Years Ended October 31,
	2005	2004	2003
Percentage of net revenues from our ten largest customers	33.1%	36.3%	36.7%
Percentage of net revenues to First Data Corp. and its affiliates	12.0%	16.9%	14.7%

Sales to First Data Corporation and its affiliates include its TASQ Technology division, which aggregates orders it receives from payment processors and ISOs. No other customer accounted for more than 10% of our net revenues for the years ended October 31, 2005, 2004 and 2003.

Sales and Marketing

Our North American sales teams are focused specifically on financial institutions, payment processors, third party distributors and value-added resellers, and on specific vertical markets, such as petroleum, multi-lane retail, restaurants, government and healthcare. Our International sales teams are based in offices located in 17 countries with regional coverage responsibilities in Europe, the Middle East and Africa, or EMEA, Asia / Pacific and Latin America. Typically, each sales team includes a general manager or managing director, account representatives, business development personnel, sales engineers and customer service representatives with specific vertical market expertise. The sales teams are supported by client services, manufacturing and product development teams to deliver products and services that meet the needs of our diverse customer base.

Our marketing group is responsible for product management, program marketing and corporate communications. Our product management group analyzes and identifies product and technology trends in the marketplace and works closely with our research and development group to develop new products and enhancements. Our program marketing function promotes adoption of our branded solutions through initiatives such as our Value-Added Partner, or VAP, Program. Our corporate communications function coordinates key market messaging across regions, including public relations and go-to-market product campaigns.

As of October 31, 2005, we had 224 sales and marketing employees, representing approximately 21% of our total workforce.

Our VAP Program provides a technical, operational and marketing environment for third party developers to leverage our distribution channels to sell value-added applications and services. Over 33 third party developers, or partners, in our VAP Program, have provided solutions for pre-paid cards, gift card and loyalty card and age verification services, among others. Through the program, merchants obtain seamless access to value-added applications, allowing them to differentiate their offerings without a costly product development cycle.

Global Outsourcing Operations

We outsource 100% of our product manufacturing to providers in the Electronic Manufacturing Services, or EMS, industry. We outsource most of our manufacturing to Jabil Circuit in Guadalajara, Mexico, in Minas Gerias state, Brazil and in Shanghai, China and Sanmina-SCI in Shanghai and Singapore. These two EMS providers collectively accounted for approximately 89% and 88% of our EMS spending in the years ended October 31, 2005 and 2004. Jabil Circuit’s facility in Mexico manufactures the majority of our high volume product lines, and Sanmina-SCI manufactures the majority of our lower volume, higher value product lines. Jabil Circuit’s facility in Minas Gerias state also manufactures products for sale in Brazil and other Latin American countries. We have enabled direct shipment capability for several product lines from our EMS providers to our customers in various countries around the world. This outsourcing and direct shipment model enables a significant reduction in working capital while leveraging the cost efficiencies, logistics and global scale of our EMS providers. We believe this enables us to focus our management and capital resources on differentiation in the areas of product design, software technologies, system solutions integration, sales, distribution and services.

Competition

Our principal competitors in the market for electronic payment systems and services are: Gilbarco, Inc., a subsidiary of Danaher Corporation, Hypercom Corporation, Ingenico S.A., International Business Machines Corporation, Lipman Electronic Engineering Ltd., MICROS Systems, Inc., NCR Corporation, Radiant Systems, Inc., SAGEM Monetal and Symbol Technologies, Inc.

We compete primarily on the basis of the following factors: trusted brand, end-to-end system solutions, availability of certifications, value-added applications and advanced product features, advanced communications modularity, reliability and low total cost of ownership.

We expect competition in our industry will be largely driven by the requirements to respond to increasingly complex technology, industry certifications and security standards.

Research and Development

We work with our customers to develop system solutions that address existing and anticipated end-user needs. Our development activities are distributed globally and managed primarily from the U.S. We utilize regional application development capabilities in locations where labor costs are lower than in the U.S. and where regional expertise can be leveraged for our target markets in Asia, Europe and Latin America. Our regional development centers provide customization and adaptation to meet the needs of customers in local markets. Our modular designs enable us to customize existing systems in order to shorten development cycles and time to market.

Our research and development goals include:

•       developing new solutions, technologies and applications;

•       developing enhancements to existing technologies and applications; and

•       ensuring compatibility and interoperability between our solutions and those of third parties.

Our research and development expenses were $41.8 million, $33.7 million and $28.2 million for the years ended October 31, 2005, 2004 and 2003, respectively. Research and development expenses as a percent of net revenues were 8.6%, 8.6% and 8.3% for the years ended October 31, 2005, 2004 and 2003, respectively. As of October 31, 2005, we had 374 research and development employees representing approximately 36% of our total workforce.

Industry Standards and Government Regulations

In order to offer products that connect to payment networks, electronic payment system providers must certify their products and services with card associations, financial institutions and payment processors, as well as comply with government and telecommunications company regulations.

We have gained an in-depth knowledge of certification requirements and processes by working closely with card associations, payment processors, security organizations and international regulatory organizations to certify our new products. We accelerate this certification process by leveraging our applications, user interface and core technologies.

We retain a group of engineers who specialize in security design methodologies. This group is responsible for designing and integrating security measures in our system solutions and conducts early design reviews with independent security lab consultants to ensure compliance of our electronic payment system designs with worldwide security standards.

Regulatory certifications are addressed by our compliance engineering department, which is staffed by electromagnetic compatibility, or EMC, safety, telecommunications and wireless carrier certification experts.

We actively participate in electronic payment industry working groups that help develop market standards. Our personnel are members of several working groups of the American National Standards Institute, or ANSI, a private, non-profit organization that administrates and coordinates voluntary standardization in the U.S. They have leadership roles on subcommittees that develop standards in such areas as financial transactions, petroleum industry and smart cards. We are also a member of GlobalPlatform, an international trade association that seeks to establish, maintain and drive adoption of standards that enable an open and interoperable infrastructure for smart cards and electronic payment systems.

We also are subject to other legal and regulatory requirements, including the European Union’s Restriction on Hazardous Substances (RoHS) directive which may restrict the use of certain material in the physical devices that include our solutions and/or require active steps to promote recycling of materials and components. Although the directive has been adopted by the European Commission, national legislation to implement the directive is still pending in the member states.

We comply with the following standards and requirements:

Security Standards

Industry and government security standards ensure the integrity of the electronic payment process and protect the privacy of consumers using electronic payment systems. New standards are continually being adopted or proposed as a result of worldwide fraud prevention initiatives, increasing the need for new security solutions and technologies. In order for us to remain compliant with the growing variety of international requirements, we have developed a security architecture that incorporates physical, electronic, operating system, encryption and application-level security measures. This architecture has proven successful even in countries that have particularly stringent and specific security requirements, such as Australia, Canada, the Netherlands, New Zealand, Singapore, Sweden and Switzerland.

Card Association Standards

EMV Standards.   MasterCard International and Visa International have introduced new security standards to address the growing need for transaction security. One important example is their establishment of EMV, a smart card standards organization that has prescribed specifications for all electronic payment systems to receive certifications for smart card transactions. The EMV standard is designed to ensure global smart card interoperability across all electronic payment systems. To ensure adherence to this standard, specific certifications are required for all electronic payment systems and their application software. We maintain EMV certifications across our applicable product lines.

Visa and MasterCard PCI Standards.   In October of 2004, Visa International and MasterCard mandated a common standard methodology for how PIN-enabled devices, or PEDs, are tested and approved. This new standard, called Payment Card Industry PIN Entry Devices, or PCI PED, supersede Visa and MasterCard’s respective standards. The PCI PED standards apply to previously existing PEDs effective July 1, 2010. As a result, all non-approved PED that have been installed around the world must be replaced with approved PED prior to July 2010. To meet the PCI standards, a PED must pass testing by a laboratory recognized for this purpose. Visa International and MasterCard International will both approve a PED that tests successfully. Recently, the Japanese Credit Bureau (JCB) has agreed to become a party to PCI and accept its standard. Further alignment with regional and national debit networks and certification bodies may occur, which would enable electronic payment system providers to certify payment technology more quickly and cost effectively. In practice, the PCI PED approval process represents a significant increase in level of security and technical complexity for PIN Entry Devices.

Payment Processor / Financial Institution Requirements

U.S. payment processors have two types of certification levels, Class A and Class B. Class B certification ensures that an electronic payment system adheres to the payment processor’s basic functional and network requirements. Class A certification adds another stipulation that the processor actively support the electronic payment system on its internal help desk systems. Attainment of Class A certification, which may take up to twelve months, requires working with each payment processor to pass extensive functional and end-user testing and to establish the help desk-related infrastructure necessary to provide Class A support. Attaining Class A certifications increases the number of payment processors that may actively sell and deploy a particular electronic payment system. We have significant experience in attaining these critical payment processor certifications and have a large portfolio of Class A certifications with major U.S. processors. In addition, several international financial institutions and payment processors have certification requirements that electronic payment systems must comply with in order to process transactions on their specific networks. We have significant direct experience and, through our international distributors, indirect experience in attaining these required certifications across the broad range of system solutions that we offer to our international customers.

Telecommunications Regulatory Authority and Carrier Requirements

Our products must comply with government regulations, including those imposed by the Federal Communications Commission and similar telecommunications authorities worldwide regarding emissions, radiation, safety and connections with telephone lines and radio networks. Our products must also comply with recommendations of quasi-regulatory authorities and of standards-setting committees. Our electronic payment systems have been certified as compliant with a large number of national requirements, including those of the Federal Communications Commission and Underwriters Laboratory in the U.S. and similar local requirements in other countries.

Wireless network carriers have standards with which systems connected to their networks must comply. In addition to national requirements for telecommunications systems, many wireless network carriers have their own certification process for devices to be used on their networks. Our wireless electronic payment systems have been certified by leading wireless carrier networks around the world.

Proprietary Rights

We rely primarily on copyrights, trademarks and trade secret laws to establish and maintain our proprietary rights in our technology and products. We do not own any patents that protect important aspects of our current solutions.

We currently hold trademark registration in approximately 26 countries for VERIFONE and in approximately 39 countries for VERIFONE and our ribbon logo. We currently hold trademark registration in the United States and a variety of other countries for product names and other marks.

We have not had a consistent practice of registering copyrights in our software and other written works. Instead, we have relied upon common law copyright, customer license agreements and other forms of protection. We use non-disclosure agreements and license agreements to protect software and other written materials as copyrighted and/or trade secrets.

In the U.S. and other countries, prior to 2001, our predecessor held patents relating to a variety of point of sale and related inventions, which expire in accordance with the applicable law in the country where filed. In 2001, as part of the divestiture of VeriFone, Inc. from Hewlett-Packard, or HP, HP and VeriFone, Inc. entered into a technology agreement whereby HP retained ownership of most of the patents owned or applied for by VeriFone prior to the date of divestiture. The technology agreement grants VeriFone a perpetual, non-exclusive license to use any of the patented technology retained by HP at no charge. In addition, we hold a non-exclusive license to patents held by NCR related to signature capture in electronic payment systems. This license expires in 2011, along with the underlying patents.

Segment and Geographical Information

For an analysis of financial information about geographic areas as well as our segments, see “Note 14—Segment and Geographic Information” of the notes to our consolidated financial statements included herein.

Employees

As of October 31, 2005, we employed 1,050 persons worldwide. None of our employees are represented by a labor union agreement or collective bargaining agreement. We have not experienced any work stoppages, and we believe that our employee relations are good.

Available Information

Our Internet address is http://www.verifone.com.   We make available free of charge on our investor relations website under “SEC Filings” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov.

ITEM 1A.        RISK FACTORS

The risks set forth below may adversely affect our business, financial condition and operating results. In addition to the risks set forth below, and the factors affecting specific business operations identified with the description of these operations elsewhere in this report, there may also be risks of which we are currently aware, or that we currently regard as immaterial based on the information available to us that later prove to be material.

Risks Related to Our Business

We depend upon third parties to manufacture our products and to supply the components necessary to manufacture our products.

We do not manufacture the physical devices that we design which form part of our system solutions; rather, we arrange for a limited number of third parties to manufacture these devices for us. Similarly, components such as application-specific integrated circuits, or ASICs, payment processors, wireless modules, modems and printer mechanisms that are necessary to manufacture and assemble our devices are sourced either directly by us or on our behalf by our contract manufacturers from a variety of component suppliers. We generally do not have long-term agreements with our manufacturers or component suppliers. If our suppliers become unwilling or unable to provide us with adequate supplies of parts or products when we need them, or if they increase their prices, we might not be able to find alternative sources in a timely manner and could be faced with a critical shortage. This could harm our relationships with our customers and cause our revenues to decline. Even if we are able to secure alternative sources in a timely manner, our costs could increase. In the year ended October 31, 2005, over half of our component spending was for components we sourced from a single supplier or a small number of suppliers.

Periodically, constraints in the supply of certain components cause short-term production disruptions or adversely affect our operating results, either because we seek to fill customer orders with less than normal lead times or because of supply/demand imbalances in the component marketplace. In 2004, certain Synchronous Random Access Memory, or SRAM, components were in short supply in the marketplace, and our requirements exceeded the available supply from our vendor. To cover this shortage, we procured these components in the spot market at prices in excess of our historical purchase price, which had a negative impact on our gross profit for the year ended October 31, 2004 of approximately $2.0 million.

We depend on a limited number of customers, including distributors and resellers, for sales of a large percentage of our System Solutions. If we do not effectively manage our relationships with them, our net revenues and operating results will suffer.

We sell a significant portion of our solutions through third parties such as independent distributors, independent sales organizations, or ISOs, value-added resellers and payment processors. We depend on their active marketing and sales efforts. These third parties also provide after-sales support and related services to end user customers. When we introduce new applications and solutions, they also provide critical support for developing and porting the custom software applications to run on our various electronic payment systems and, internationally, in obtaining requisite certifications in the markets in which they are active. Accordingly, the pace at which we are able to introduce new solutions in markets in which these parties are active depends on the resources they dedicate to these tasks. Moreover, our arrangements with these third parties typically do not prevent them from selling products of other companies, including our competitors, and they may elect to market our competitors’ products and services in preference to our system solutions. If one or more of our major resellers terminates or otherwise adversely changes its relationship with us, we may be unsuccessful in replacing it. The loss of one of our major resellers could impair our ability to sell our solutions and result in lower revenues and income. It could also be time consuming and expensive to replicate, either directly or through other resellers, the certifications and the custom applications owned by these third parties.

A significant percentage of our net revenues is attributable to a limited number of customers, including distributors and ISOs. In the year ended October 31, 2005, our ten largest customers accounted for approximately 33.1% of our net revenues and sales to First Data Corporation and its affiliates represented 12.0% of our net revenues in that period. Our sales of system solutions to First Data and its affiliates include sales to its TASQ Technology division, which distributes payment devices to ISOs and financial institutions such as Wells Fargo & Company and Chase Merchant Services. If any of our large customers significantly reduces or delays purchases from us or if we are required to sell products to them at reduced prices or on other terms less favorable to us, our revenues and income could be materially adversely affected.

A significant portion of our net revenues is generated outside of the United States and we intend to continue to expand our operations internationally. Our results of operations could suffer if we are unable to manage our international expansion and operations effectively.

During the year ended October 31, 2005, 42.3% of our net revenues was generated outside of the United States. Part of our strategy is to expand our penetration in existing foreign markets and to enter new foreign markets. Our ability to penetrate some international markets may be limited due to different technical standards, protocols or product requirements. Expansion of our International business will require significant management attention and financial resources. Our International net revenues will depend on our continued success in the following areas:

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

In addition, we have in the past and may continue to experience periodic variations in sales to our key vertical and international markets. These periodic variations occur throughout the year and may lead to fluctuations in our quarterly operating results depending on the impact of any given market during that quarter and could lead to volatility in our stock price.

Our North American and International operations are not equally profitable, which may promote volatility in our earnings and may adversely impact future growth in our earnings.

Our International sales tend to carry lower prices and therefore have lower gross margins than our sales in North America. As a result, if we successfully expand our International sales, any improvement in our results of operations will likely not be as favorable as an expansion of similar magnitude in the United States and Canada. In addition, it is impossible to predict for any future period our proportion of revenues that will result from International sales versus sales in North America. Variations in this proportion from period to period may lead to volatility in our results of operations which, in turn, may depress the trading price of our common stock.

Fluctuations in currency exchange rates may adversely affect our results of operations.

A substantial part of our business consists of sales made to customers outside the United States. A portion of the net revenues we receive from such sales is denominated in currencies other than the U.S. dollar. Additionally, portions of our cost of net revenues and our other operating expenses are incurred by our International operations and denominated in local currencies. While fluctuations in the value of these net revenues, costs and expenses as measured in U.S. dollars have not materially affected our results of operations historically, we cannot assure you that adverse currency exchange rate fluctuations will not have a material impact in the future. In addition, our balance sheet reflects non-U.S. dollar denominated assets and liabilities, primarily inter-company balances, which can be adversely affected by fluctuations in currency exchange rates. We have entered into foreign currency forward contracts and other arrangements intended to hedge our exposure to adverse fluctuations in exchange rates. Nevertheless, these hedging arrangements may not always be effective, particularly in the event of imprecise forecasts of non-U.S. denominated assets and liabilities. Accordingly, if there is an adverse movement in exchange rates, we might suffer significant losses. For instance, in the years ended October 31, 2005 and 2004, respectively, we incurred foreign currency contract losses of $0.8 million and $2.2 million net of foreign currency transaction gains primarily as a result of our hedging activities.

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

We offer complex system solutions that are susceptible to undetected hardware and software errors or failures. Solutions may experience failures when first introduced, as new versions are released or at any time during their lifecycle. Any product recall as a result of errors or failures could result in the loss of or delay in market acceptance of our solutions and adversely affect our business and reputation. Any significant returns or warranty claims could result in significant additional costs to us and could adversely affect our results of operations. Our customers may also run third-party software applications on our electronic payment systems. Errors in third-party applications could adversely affect the performance of our solutions.

The existence of defects and delays in correcting them could result in negative consequences, including the following: harm to our brand; delays in shipping solutions; loss of market acceptance for our solutions; additional warranty expenses; diversion of resources from product development; and loss of credibility with distributors and customers. Correcting defects can be time consuming and in some circumstances extremely difficult. Software errors may take several months to correct, and hardware defects may take even longer to correct. As an example, beginning in 2001 we experienced a problem in which the ink cartridge in a product sold to a particular customer leaked ink and had to be replaced with a different cartridge. By the time we reached a settlement agreement to resolve this issue with that customer in early 2005, we had incurred aggregate costs and reserves of approximately $10.2 million in respect of cartridge replacement, extended warranty costs and customer rebates.

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

As a result of these factors, we regularly run the risk of maintaining excess inventory levels. This risk may be enhanced to the extent we increase inventory levels in response to expected customer requirements. The accumulation of excess or obsolete inventory may result in price reductions and inventory write-downs, which could adversely affect our business and financial condition. We have incurred an obsolescence cost of $4.3 million in the year ended October 31, 2005, primarily as a result of the customers shifting to our new Vx Solutions, our latest generation of system solutions, employing a 32-bit ARM9 System-on-Chip running our Verix operating system which provides a consistent user interface and secure multi-application platform across several payment systems.

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

We have received, and have currently pending, third-party claims and may receive additional notices of such claims of infringement in the future. To date, such activities have not had a material adverse effect on our business and we have either prevailed in all litigation, obtained a license on commercially acceptable terms or otherwise been able to modify any affected products or technology. However, there can be no assurance that we will continue to prevail in any such actions or that any license required under any such patent or other intellectual property would be made available on commercially acceptable terms, if at all. See “Item 3—Legal Proceedings.”

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

Our internal control over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to its effectiveness, which could have a significant and adverse effect on our business and reputation.

We are evaluating our internal control over financial reporting in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and rules and regulations of the SEC thereunder, which we refer to as Section 404. We are currently performing the system and process evaluation and testing required (and any necessary remediation) in an effort to comply with management certification and auditor attestation requirements of Section 404. The management certification and auditor attestation requirements of Section 404 will initially apply to our Annual Report on Form 10-K for our fiscal year ended October 31, 2006. However, as we are still in the evaluation process, we may identify conditions that may result in significant deficiencies or material weaknesses in the future. A material weakness is a significant deficiency, as defined in Public Accounting Oversight Board Auditing Standard No. 2 or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected by company personnel in the normal course of performing their assigned functions.

We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our internal controls would be considered ineffective for purposes of Section 404, our independent auditors may not be able to certify as to the effectiveness of our internal control over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results.

If we are unable to improve and maintain the quality of our internal controls, any weaknesses could materially and adversely affect our ability to provide timely and accurate information about us, which could harm our reputation and share price.

On several occasions since our separation from Hewlett-Packard, our independent registered public accounting firm has identified deficiencies in our internal controls which rose to the level of material weakness. We have worked diligently to correct these deficiencies. We are not aware of, nor did our independent registered public accounting firm inform us of, any matters involving internal controls that we consider to be material weaknesses relating to the years ended October 31, 2005 and October 31, 2004. Nevertheless, we cannot be certain that the measures we have taken will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Any failure to maintain adequate controls or to adequately implement required new or improved controls could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could adversely affect the trading price of our common stock.

We are investing for RoHS but there can be no assurance that we will be in compliance in every respect.

We are subject to other legal and regulatory requirements, including a European Union directive that places restrictions on the use of hazardous substances (RoHS) in electronic equipment. RoHS sets a framework for producers’ obligations in relation to manufacturing (including the amounts of named hazardous substances contained in products sold), labeling, and treatment, recovery and recycling of electronic products in the European Union which may require us to alter the manufacturing of the physical devices that include our solutions and/or require active steps to promote recycling of materials and components. Although the directive has been adopted by the European Commission, national legislation to implement the directive is still pending in the member states of the European Union. In addition, similar legislation could be enacted in other jurisdictions, including in the United States. If we do not comply with the RoHS directive, we may suffer a loss of revenue, be unable to sell in certain markets and/or countries, be subject to penalties and enforced fees and/or suffer a competitive disadvantage. Furthermore, we cannot be assured that the costs to comply with RoHS, or with current and future environmental and worker health and safety laws will not have a material adverse effect on our results of operation, expenses and financial condition.

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

In June 2004, our principal operating subsidiary, VeriFone, Inc., and another subsidiary entered into a secured credit facility under which, as of October 31, 2005, VeriFone, Inc. had outstanding indebtedness, excluding capital leases, of approximately $182.6 million.

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

We had negative stockholders’ equity in the past, which could limit our ability to obtain additional financing.

As of October 31, 2005, we had stockholders’ equity of $26.5 million primarily due to the capital we received in our initial public and follow-on offerings and our earnings in fiscal 2005 but at October 31, 2004, we had stockholders’ deficit of $135.4 million, due in part to a $97.4 million dividend paid on June 30, 2004. This may make lenders and other potential investors less likely to provide us with additional debt or equity financing. If we require additional financing, there is no guarantee that we can obtain it on acceptable terms, or at all. If we are unable to obtain additional, needed financing, our financial condition and results of operations may be adversely affected.

GTCR has substantial influence over our operations, which will limit our other stockholders’ ability to influence corporate activities and may adversely affect the market price of our common stock.

GTCR owns or controls shares representing, in the aggregate, an approximately 36.9% voting interest in our company and has three of the seven members on our board of directors. Accordingly, GTCR may exercise substantial influence over our operations and business strategy. In addition, GTCR will have substantial influence over the outcome of votes on all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions.

GTCR may also exercise control, with respect to mergers or other business combinations that involve a change in control of us, under a stockholders agreement among us, GTCR and certain other stockholders. Subject to specified conditions, that agreement requires the stockholders who are parties to it to consent to a sale of VeriFone Holdings, Inc. to a non-affiliate of GTCR if the sale is approved by the holders of a majority of the shares subject to the agreement. This provision is described in more detail under the caption “Certain Relationships and Related Transactions” in our 2006 Proxy Statement which is incorporated herein by reference. Shares subject to the stockholders agreement represent a majority of the voting power of our capital stock. Currently, shares will be released from the stockholders agreement as they are sold. To the extent that shares subject to the stockholders agreement continue to represent a majority of the voting power of our capital stock, GTCR will retain the practical ability to sell us in its sole discretion, because GTCR currently controls a majority of the shares subject to the stockholders agreement.

GTCR’s ownership or control may have the effect of delaying or preventing a change in control of us or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. These actions may be taken even if other stockholders oppose them.

Our Chief Executive Officer owns a significant stake in us and may be difficult to remove.

Our Chief Executive Officer, Douglas Bergeron, beneficially owns shares representing, in the aggregate, approximately a 7.0% voting interest in our company. Moreover, Mr. Bergeron and several senior managers have a long professional history together at SunGard Data Systems Inc. Mr. Bergeron’s significant ownership stake in our company and his history with other senior management may also make it difficult for the board of directors to remove Mr. Bergeron or other members of senior management.

Conflicts of interest may arise because some of our directors are principals of our significant stockholder.

Three principals of GTCR serve on our board of directors, which currently has seven members. GTCR and its affiliates may invest in entities that directly or indirectly compete with us or companies in which they currently invest may begin competing with us. As a result of these relationships, when conflicts between the interests of GTCR and the interests of our other stockholders arise, these directors may not be disinterested. Although our directors and officers have a duty of loyalty to us, under Delaware law and our amended and restated certificate of incorporation that was adopted in connection with the closing of our initial public offering on May 4, 2005, transactions that we enter into in which a director or officer that is a representative of GTCR has a conflict of interest are generally permissible so long as (1) the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to our board of directors and a majority of our disinterested directors approves the transaction, (2) the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to our stockholders and a majority of our disinterested stockholders approves the transaction, or (3) the transaction is otherwise fair to us. GTCR’s representatives will not be required to offer to us any transaction opportunity of which they become aware and could take any such opportunity for themselves or offer it to other companies in which they have an investment, unless such opportunity is expressly offered to them solely in their capacity as a director of us.

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

ITEM 2.                PROPERTIES

Our principal executive offices are located in approximately 17,500 square feet of leased office space in San Jose, California under a lease expiring in July of 2010. We also lease the following principal facilities in the United States:

Use	Location	Approximate square footage	Lease expiration date
R&D / Supply Chain	Rocklin, California	49,000	October 2008
Distribution Center	Lincoln, California	99,000	December 2006
North American Sales Offices	Alpharetta, Georgia	87,500	February 2007
Petro Sales and R&D / Call Center	Clearwater, Florida	75,293	April 2009
R&D and Sales/Distribution Center	Savannah, Georgia	13,900	July 2006

We also lease and occupy regional offices in various cities for our sales, service and application engineering operations. These leases total approximately 49,000 square feet and expire on dates ranging from June 2006 to March 2011.

Outside the U.S., we lease the following principal facilities:

Use	Location	Approximate square footage	Lease expiration date
Sales Office	Sao Paolo, Brazil	4,564	March 2007
Sales Office	London, U.K.	9,510	December 2010
Sales Office	Mexico City, Mexico	6,159	December 2006
Sales Office	Hong Kong	2,090	June 2007
Sales, Service and Supply Chain Office	Singapore, Singapore	12,776	December 2008
R&D and Information Technology Support Office	Manila, Philippines	7,707	April 2007

We believe that our facilities are adequate for our current operations and, if necessary, can be replaced with little disruption.

ITEM 3.                LEGAL PROCEEDINGS

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

Our Brazilian subsidiary has been notified of a tax assessment regarding a Brazilian state value added tax, or VAT, regarding the periods from January 2000 to December 2001 and related to products supplied to us by a contract manufacturer. The assessment relates to an asserted deficiency of 6.4 million Brazilian reais (approximately $2.9 million) including interest and penalties. The tax assessment was based on a clerical error in which our Brazilian subsidiary omitted the required tax exemption number on its invoices. We do not expect that we will ultimately incur a material liability in respect of this assessment, because we believe, based in part on advice of our Brazilian tax counsel, that we will prevail in the proceedings relating to this assessment. On May 25, 2005, we had an administrative hearing with respect to this audit. Management expects to receive the decision of the administrative judges sometime in December 2005 or early 2006. In the event we receive an adverse ruling from the administrative body, even if not final in the matter, we would reexamine the determination as to whether an accrual is necessary.

It is currently uncertain what impact the state tax examination may have with respect to our use of a corresponding exemption to reduce the Brazilian federal VAT.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of our fiscal year ended October 31, 2005.

Executive Officers of the Registrant

The names of our executive officers and their ages, titles and biographies are set forth below:

Name	Age	Position
Douglas G. Bergeron	45	Chairman of the Board of Directors; Chief Executive Officer
Barry Zwarenstein	57	Senior Vice President and Chief Financial Officer
Jesse Adams	54	Executive Vice President, North America Sales
William Atkinson	51	Executive Vice President, Global Marketing and Business Development
David Turnbull	43	Executive Vice President, Operations
Elmore Waller	56	Executive Vice President, Integrated Solutions

Douglas G. Bergeron.   Mr. Bergeron has served as Chairman of the Board of Directors and as Chief Executive Officer of VeriFone Holdings, Inc. since July 2001. From December 2000 to June 2002, Mr. Bergeron was Group President of Gores Technology Group and, from April 1999 to October 2000 served as President and Chief Executive Officer of Geac Computer Corporation. From 1990 to 1999, Mr. Bergeron served in a variety of executive management positions at SunGard Data Systems Inc., including Group CEO of SunGard Brokerage Systems Group and President of SunGard Futures Systems. Mr. Bergeron holds a Bachelor of Arts degree (with Honors) in Computer Science from York University in Toronto, Canada, and a Masters of Science degree from the University of Southern California. Mr. Bergeron is on the Board of First Consulting Group, Inc. of Long Beach, California and the Multiple Sclerosis Society of Silicon Valley and, a member of the Listed Company Advisory Committee of the New York Stock Exchange.

Barry Zwarenstein.   Mr. Zwarenstein joined VeriFone Holdings, Inc. in June 2004 as Senior Vice President and Chief Financial Officer. Mr. Zwarenstein served as Chief Financial Officer of Iomega Corporation from November 2001 to June 2004, of Mellanox Technologies Limited from January 2001 to June 2001, of Acuson Corporation from October 1998 to December 2000, and of Logitech S.A. from July 1996 to September 1998. Mr. Zwarenstein started his career at FMC Corporation, where he held a variety of financial positions, including, at the time of his departure, Chief Financial Officer for FMC Europe in Brussels, Belgium. Mr. Zwarenstein received a Bachelor of Commerce degree from the University of Natal, South Africa and an M.B.A. from the Wharton School of Business at the University of Pennsylvania. He is qualified as a Chartered Accountant (South Africa).

Jesse Adams.   Mr. Adams has served as Executive Vice President, North America Sales, since July 2001. From July 1999 through December 2000, Mr. Adams was employed by Geac Computer Corporation as President of the Hospitality Group and as Senior Vice President of North America Sales and Marketing for the Enterprise Resource Planning Group. From 1983 through 1999, Mr. Adams was employed by SunGard Data Systems Inc. in a variety of sales and executive roles, including eight years as SVP of Western Regional Sales. Mr. Adams also worked as a marketing representative and systems engineer at IBM Data Processing Division from 1979 to 1983. Mr. Adams holds a B.S. in Applied Science and Engineering from the U.S. Military Academy at West Point.

William Atkinson.   Mr. Atkinson has worked for VeriFone Holdings, Inc. since August 2001, and has served as Executive Vice President of Global Marketing and Business Development at VeriFone since August 2002. From August 2001 through April 2002, Mr. Atkinson served as Vice President, North America Financial Channels at VeriFone. From October 1999 through January 2001, Mr. Atkinson was Senior Vice President, Sales and Marketing at Cayenta, Inc., a subsidiary of Titan Corporation. He was also Senior Vice President, Worldwide Sales Operations at Vertel Corporation, from March 1999 to October 1999. From October 1996 to March 1999, he served in various positions, including Vice President of Worldwide Sales, Chief Financial Officer, and Chief Executive Officer and Chairman of the Board of Directors of Expersoft Corporation. Mr. Atkinson has also served in senior sales management roles at Dun and Bradstreet Systems, Inc. and SunGard Data Systems Inc. Mr. Atkinson earned a B.S. from Northern Illinois University.

David Turnbull.   Mr. Turnbull joined VeriFone in May 2002, serving as Executive Vice President, Operations since July 2004. Prior to joining VeriFone, Mr. Turnbull worked for Apple Computer, Inc. in a variety of engineering and project management positions, and, from January 1998 to August 2001, as Director of Engineering for Consumer Portables and Communication Products. Mr. Turnbull has a B.S. in electrical and computer engineering from the University of California at Santa Barbara and is a member of the Institute of Electrical and Electronics Engineers.

Elmore Waller.    Mr. Waller has served as Executive Vice President, Integrated Solutions since December 2004 and, since joining VeriFone in 1986, has served in a number of leadership positions including Senior Vice President and General Manager of the Worldwide Petro Division. Prior to working at VeriFone, Mr. Waller worked for 11 years at General Electric Company, serving in several financial management positions. Mr. Waller holds an M.B.A. from Syracuse University.

PART II

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has been quoted on the New York Stock Exchange under the symbol “PAY” since April 29, 2005. Prior to that time, there was no public market for our stock.

The following table sets forth for the indicated periods, the high and low closing sale prices of our common stock as reported by Bloomberg Financial market services.

Fiscal Year 2005	High	Low
Second Quarter (commencing on April 29, 2005)	$11.30	$10.50
Third Quarter	22.33	10.80
Fourth Quarter	23.36	17.99

On October 31, 2005, the closing sale price of our common stock on the New York Stock Exchange was $23.20. As of November 30, 2005, there were approximately 66 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

Other than a special dividend to our common stockholders of approximately $97.4 million paid in June 2004 and $17.1 million in respect of accrued dividends paid to the holders of our Class A redeemable convertible preferred stock as part of the redemption of all our outstanding Class A redeemable convertible preferred stock, we have not declared or paid cash dividends on our capital stock in our most recent two full fiscal years. We do not expect to pay any cash dividends for the foreseeable future. We currently intend to retain any future earnings to finance our operations and growth. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent on earnings, financial condition, operating results, capital requirements, any contractual restrictions and other factors that our board of directors deems relevant. In addition, our secured credit facility contains limitations on the ability of our principal operating subsidiary, VeriFone, Inc., to declare and pay cash dividends. Because we conduct our business through our subsidiaries, as a practical matter these restrictions similarly limit our ability to pay dividends on our common stock.

ITEM 6.                SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The selected data in this section is not intended to replace the consolidated financial statements.

	Successor(1)				Predecessor(2)
				Period from	Period from
				July 1,	November 1,
				2002 to	2001 to	Year Ended
	Years Ended October 31,			October 31,	June 30,	October 31,
	2005	2004	2003	2002	2002	2001
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenues	$485,367	$390,088	$339,331	$111,237	$184,356	$349,187
Cost of net revenues:
Cost of net revenues excluding amortization of purchased core and developed technolgy assets(4)	281,607	231,892	200,291	80,479	125,542	258,891
Amortization of purchased core and developed technology assets	6,935	9,745	14,148	4,679	—	—
Total cost of net revenues	288,542	241,637	214,439	85,158	125,542	258,891
Gross profit	196,825	148,451	124,892	26,079	58,814	90,296
Operating expenses:(4)
Research and development	41,830	33,703	28,193	10,322	20,037	47,352
Sales and marketing	52,231	44,002	40,024	13,925	26,848	57,331
General and administrative	29,609	25,503	25,039	10,342	26,093	30,578
Amortization of purchased intangible assets	4,967	10,200	10,200	3,399	—	—
In-process research and development	—	—	—	17,934	—	—
Total operating expenses	128,637	113,408	103,456	55,922	72,978	135,261
Operating income (loss)	68,188	35,043	21,436	(29,843)	(14,164)	(44,965)
Interest expense, net	(14,786)	(12,597)	(12,456)	(3,794)	(2,407)	(2,630)
Other income (expense), net	(6,673)	(11,869)	3,557	(4,904)	1,694	7,031
Income before income taxes	46,729	10,577	12,537	(38,541)	(14,877)	(40,564)
Provision (benefit) for income taxes	13,490	4,971	12,296	(4,509)	4,593	23,196
Net income (loss)	33,239	5,606	241	(34,032)	(19,470)	(63,760)
Accrued dividends on preferred stock	—	4,959	6,916	5,218	—	—
Net income (loss) attributable to common stockholders	$33,239	$647	$(6,675)	$(39,250)	$(19,470)	$(63,760)
Net income (loss) per common share:(3)
Basic	$0.57	$0.01	$(0.14)	$(0.81)	$(2.13)
Diluted	$0.54	$0.01	$(0.14)	$(0.81)	$(2.13)
Weighted-average shares used in computing net income (loss) per common share:(3)
Basic	58,318	50,725	48,869	48,459	9,121
Diluted	61,460	56,588	48,869	48,459	9,121
Cash dividends per common share(3)	$—	$1.72	$—	$—	$—

(4) Stock-based compensation included above:
Cost of net revenues—System Solutions	$187	$—	$—	$—	$—
Research and development	358	—	—	—	—
Sales and marketing	663	—	—	—	—
General and administrative	479	400	81	17	—
	$1,687	$400	$81	$17	$—

	Successor(1)			Predecessor(2)
	As of October 31,
	2005	2004	2003	2002	2001
Consolidated Balance Sheet Data:
Cash and cash equivalents	$65,065	$12,705	$5,877	$3,040	$20,881
Total assets	329,371	245,619	236,967	248,852	127,577
Long-term debt and capital leases, including current portion	182,806	262,187	62,634	66,565	33,934
Class A redeemable convertible preferred stock	—	—	81,210	74,294	—
Total stockholders’ equity (deficit)	26,538	(135,387)	(39,141)	(32,659)	(15,921)
Other Data:
EBITDA, as adjusted	$86,423	$57,247	$49,854	$2,770	$(12,174)

(1)             On July 1, 2002, VeriFone was recapitalized whereby certain investment funds affiliated with GTCR became the majority stakeholders while the existing equity investor, an entity affiliated with Gores Technology Group, LLC, retained an ownership interest in the company. Financial information presented reflects adjustment of assets and liabilities to fair value as of July 1, 2002, which became the basis for amounts included in results of operations starting July 1, 2002.

(2)             Predecessor company was owned by Hewlett-Packard Company until acquired on July 20, 2001 by an entity affiliated with Gores Technology Group, LLC. Financial information presented reflects adjustment of assets and liabilities to then-fair value at July 20, 2001, which became the basis for amounts included in results of operations from July 20, 2001 until June 30, 2002.

(3)             Net income (loss) per common share and cash dividends per common share data is not presented for the year ended October 31, 2001 because our predecessor did not have a formal capital structure prior to July 20, 2001.

(4)             The Company adopted the fair value recognition and measurement provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, effective May 1, 2005 using the modified-prospective transition method. For periods prior to May 1, 2005 the Company followed the intrinsic value recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25. For further information see Note 2 to the consolidated financial statements elsewhere in this Form 10-K. The portion of stock-based compensation allocated to each category of expenses for each period is presented above.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties. In some cases, forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Such forward-looking statements are based on current expectations, estimates and projections about our industry and, management’s beliefs and assumptions made by management. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Item 1A Risk Factors above. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K. Unless required by law, we undertake no obligation to update any forward-looking statements, whether as result of new information, future events or otherwise

Overview

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

Our industry’s growth continues to be driven by the long term shift towards electronic payment transactions and away from cash and check in addition to the need for improved security standards. Internationally, growth rates have been higher because of the relatively low penetration rates of electronic payment transactions in many countries and interest by governments in modernizing their economies and using electronic payments as a means of improving VAT collection. Recently, additional factors have driven growth, including the shift from dial up to IP based and wireless communications, growth of PIN based debit transactions, and advances in computing technology which enable vertical solutions and non-payment applications to reside at the point of sale.

We operate in two business segments: 1) North America and 2) International. We define North America as the United States and Canada, and International as all other countries in which we have revenue.

We believe that the shift towards IP communication and electronic PIN based debit transactions will continue in North America. Increasing intelligence at the point of sale will continue as a short-term driver of growth, with growth rates based on the stage of adoption and size of vertical segments that purchase these solutions. We continue to expand our Value Added Partner program, which, as of October 31, 2005, included 33 partners, as well as to invest in internal development, with the objective of introducing new solutions to address the specific various needs of markets and fueling incremental revenue growth.

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

Worldwide, we expect that the demand for wireless solutions to accommodate mobility needs of merchants and consumers. Examples include pay-at-the-table, pay-at-the-car, home delivery, fans at sports stadiums and systems for taxicabs.

Results of Operations

Net Revenues

We generate net revenues through the sale of our electronic payment systems and solutions that enable electronic transactions, which we identify as System Solutions, and to a lesser extent, warranty and support services and customer specific application development, which we identify as Services.

Net revenues, which include system solutions and services, are summarized in the following table (in thousands, except percentages):

				Dollar Change		Percent Change
	Years Ended October 31,			2005 vs.	2004 vs.	2005 vs.	2004 vs.
	2005	2004	2003	2004	2003	2004	2003
System Solutions	$429,741	$344,639	$292,824	$85,102	$51,815	24.7%	17.7%
Services	55,626	45,449	46,507	10,177	(1,058)	22.4%	-2.3%
Total	$485,367	$390,088	$339,331	$95,279	$50,757	24.4%	15.0%

System Solutions.   System Solutions net revenues increased $85.1 million, or 24.7%, to $429.7 million in the year ended October 31, 2005, from $344.6 million in the year ended October 31, 2004. System Solutions net revenues comprised 88.5% of total net revenues in the year ended October 31, 2005, which was essentially unchanged from the year ended October 31, 2004. The growth was primarily due to an increase in International net revenues of $61.1 million, or 47.4% to $190.1 million. Factors driving this increase included the desire of emerging market countries to modernize their economies and improve collection of VAT, the need for customers to comply with EMV requirements, and the availability of the Vx System Solutions, including wireless, which allowed us to compete in new market segments. North America System Solutions net revenues for the year ended October 31, 2005 increased $24.0 million, or 11.2%, to $239.6 million. This increase was primarily attributable to the ongoing replacement of the installed base with System Solutions that have IP communication and PIN-based debit capabilities. Sales to petroleum companies and convenience stores were strong in the year ended October 31, 2005 as well. Partially offsetting this growth was a sales decline relating to the softness in the check processing business of one customer to whom we are the sole provider of a check processing system solution.

System Solutions net revenues increased $51.8 million, or 17.7%, to $344.6 million in the year ended October 31, 2004, from $292.8 million in the year ended October 31, 2003. System Solutions net revenues comprised 88.3% of the total net revenues in the year ended October 31, 2004, up from 86.3% in the year ended October 31, 2003. The growth in System Solutions net revenues was primarily due to a $30.5 million improvement in net revenues from our International business. Net revenues increased by $22.2 million in Europe, where EMV standards drove electronic payment system replacement activity and where we increased our market share. We also benefited from higher demand for consumer-activated system solutions and increased sales of system solutions that utilize improved communication capabilities such as wireline and wireless IP, which amounted to $30.8 million of North American growth and $23.7 million of international growth. Net revenues increased by $19.2 million in North America, which experienced strong growth in sales to petroleum companies and quick service restaurants (“QSRs”).

Services.   Services net revenues increased $10.2 million, or 22.4%, from $45.4 in the year ended October 31, 2004 to $55.6 million in the year ended October 31, 2005. Growth was driven by an increase of $12.3 million in North America, partially offset by a decline in International services net revenues of $1.7 million. The primary areas of growth in North America were deployment, installation and helpdesk services to our QSRs and petroleum customers. Internationally, custom application software services decreased due to normal fluctuations in demand for these services.

Services net revenues declined $1.1 million, or 2.3%, from $46.5 million in the year ended October 31, 2003 to $45.4 million in the year ended October 31, 2004. Services net revenues comprised 11.7% of net revenues in the year ended October 31, 2004 as compared to 13.7% in the year ended October 31, 2003. The decline in Services net revenues was driven primarily by a $1.4 million recognition of net revenues in the year ended October 31, 2003 that had been deferred in the year ended October 31, 2002 because collectibility was not reasonably assured. The decline was partially offset by a $0.4 million increase in international Services net revenues.

Gross Profit

The following table shows the gross profit for System Solutions and Services (in thousands, except percentages):

	Amount			Gross Profit Percentage
	Years Ended October 31,			Years Ended October 31,
	2005	2004	2003	2005	2004	2003
System Solutions	$170,330	$129,513	$108,029	39.6%	37.6%	36.9%
Services	26,495	18,938	16,863	47.6%	41.7%	36.3%
Total	$196,825	$148,451	$124,892	40.6%	38.1%	36.8%

Gross profit on System Solutions, including amortization of purchased core and developed technology assets, increased $40.8 million, or 31.5%, to $170.3 million in the year ended October 31, 2005, from $129.5 million in the year ended October 31, 2004. Gross profit on System Solutions represented 39.6% of System Solutions net revenues in the year ended October 31, 2005, up from 37.6% in the year ended October 31, 2004. Amortization of purchased core and developed technology assets was 1.6% of System Solutions net revenues in the year ended October 31, 2005 compared to 2.8% in the prior year, as several purchased core and developed technology assets became fully amortized. The increase in gross profit on System Solutions as a percentage of System Solutions net revenues was largely due to a 1.2 percentage point improvement in gross profit from the reduction in amortization of purchased core and developed technology assets. Favorable product mix was the primary reason for the remaining gross profit percentage improvement. In North America, IP enabled and petroleum System Solutions, with higher than average gross profit percentages, increased while lower gross profit percentage dial up and check processing solutions declined. Internationally, the Vx System Solutions were designed with lower manufacturing costs than the previous generation of System Solutions, which resulted in an improved gross profit percentage as demand increased. Economies of scale in our supply chain overhead structure as a result of higher net revenues also contributed to the increase. Partially offsetting these factors were higher inventory obsolescence charges primarily relating to the legacy platforms following the launch of the Vx product line and the mix impact of a higher weighting in international shipments, which carry lower margins than domestic shipments.

Gross profit on System Solutions, including amortization of purchased core and developed technology assets, increased $21.5 million, or 19.9%, to $129.5 million in the year ended October 31, 2004, from $108.0 million in the year ended October 31, 2003. Gross profit on System Solutions represented 37.6% of System Solutions net revenues in the year ended October 31, 2004, up from 36.9% in the year ended October 31, 2003. Amortization of purchased core and developed technology assets was 2.8% of System Solutions net revenues in the year ended October 31, 2004, and 4.8% of System Solutions net revenues in the year ended October 31, 2003 as several purchased core and developed technology assets were fully amortized during the year ended October 31, 2004. The increase in gross profit on System Solutions as a percentage of System Solutions net revenues was largely due to a 2.0 percentage point improvement in gross profit percentage from the reduction in amortization. This was in part offset by a 0.6 percentage point decline from a higher weighting of International net revenues, a higher usage of air freight and a larger volume of spot purchases of components, particularly SRAM components, necessary to respond to increasing customer demand as well as start up and ramping costs associated with the introduction of the new Vx system solution. We also incurred costs to upgrade and sell existing inventory to respond to customer requirements.

Gross profit on Services increased $7.6 million, or 39.9% to $26.5 million in the year ended October 31, 2005, from $18.9 million in the year ended October 31, 2004. Gross profit on Services represented 47.6% of Services net revenues in the year ended October 31, 2005, as compared to 41.7% in the year ended October 31, 2004. This improvement was due to a favorable mix of services provided in North America towards certain helpdesk and deployment services, partially offset by a decline in sales of some high margin software application services internationally and losses in certain service contracts in Latin America.

Gross profit on Services increased $2.0 million, or 12.3%, to $18.9 million in the year ended October 31, 2004, from $16.9 million in the year ended October 31, 2003. Gross profit on Services represented 41.7% of Services net revenues in the year ended October 31, 2004, as compared to 36.3% in the year ended October 31, 2003. The improvement in Services gross profit as a percentage of Services net revenues was attributable to improved project management offset in part by the $1.4 million recognition of previously deferred net revenues in the year ended October 31, 2003 for which there were no associated costs in the period.

Research and Development Expense

Research and development, or R&D expense for the years ended October 31, 2005, 2004 and 2003 are summarized in the following table (in thousands, except percentages):

	Years Ended October 31,
	2005	2004	2003
Expenses	$41,830	$33,703	$28,193
Percentage of total net revenues	8.6%	8.6%	8.3%
Period over period increase	$8,127	$5,510
	24.1%	19.5%

R&D expense in the year ended October 31, 2005, increased compared to the year ended October 31, 2004, primarily due to $3.2 million of increased international R&D spending associated with the introduction of the Vx Solutions, approximately $1.8 million directly attributable to the GO Software business, which we recently acquired, as well as investments in wireless communication technologies and new solutions in multi-lane retail and petroleum and convenience store businesses.

R&D expense increased in the year ended October 31, 2004 compared to the year ended October 31, 2003, primarily due to application development center spending on the Verix operating system to meet EMV security standards and to further develop our wireless offering.

Sales and Marketing Expense

Sales and marketing expense for the years ended October 31, 2005, 2004 and 2003 are summarized in the following table (in thousands, except percentages):

	Years Ended October 31,
	2005	2004	2003
Expenses	$52,231	$44,002	$40,024
Percentage of total net revenues	10.8%	11.3%	11.8%
Period over period increase	$8,229	$3,978
	18.7%	9.9%

Sales and marketing expense in the year ended October 31, 2005, increased compared to the year ended October 31, 2004, due primarily to $4.1 million higher International expenses for personnel and programs to accelerate adoption of the Vx platform and address wireless sales opportunities. Domestic expenses grew by $1.9 million to support higher business activity, with incremental hires and demo inventory expense primarily directed at development of the ISO channel. Approximately $1.1 million of the increase was attributable to GO Software, which we recently acquired, and $0.7 million of the increase was due to higher stock-based compensation expense.

Sales and marketing expense increased for the year ended October 31, 2004 compared to the year ended October 31, 2003 as a result of higher expenses primarily in Europe and North America. In Europe, sales and marketing expense increased $1.9 million, or 48.0% to $5.8 million for the year ended October 31, 2004, from $3.9 million for the year ended October 31, 2003. The growth in Europe was primarily attributable to the expansion of our infrastructure of technical sales support, recruitment of senior sales management and broadening of our sales and marketing efforts in countries such as France and Russia. In North America, expenses increased $1.8 million, or 8.2%, to $24.0 million for the year ended October 31, 2004, from $22.2 million for the year ended October 31, 2003. The growth in North America was mainly due to investment in sales support to address opportunities with ISOs and to the strengthening of our senior sales management team.

General and Administrative Expense

General and administrative expense for the years ended October 31, 2005, 2004 and 2003 are summarized in the following table (in thousands, except percentages):

	Years Ended October 31,
	2005	2004	2003
Expenses	$29,609	$25,503	$25,039
Percentage of total net revenues	6.1%	6.5%	7.4%
Period over period increase	$4,106	$464
	16.1%	1.9%

General and administrative expense in the year ended October 31, 2005 increased, compared with the year ended October 31, 2004, due to $1.8 million of expenses related to the requirements of operating as a public company, $1.2 million of expenses related to the defense and settlement of the claims brought by Verve, $1.0 million of higher facility expenses and $0.5 million of expenses from the inclusion of GO Software. Partially offsetting these expense increases was a $1.6 million one-time credit for the favorable resolution of a payroll tax contingency.

After factoring in a decrease of $2.2 million in lower bad debt expense due to improved collections in the year ended October 31, 2004, the remaining $2.7 million net increase in general and administrative expenses in the year ended October 31, 2004 compared to the year ended October 31, 2003, was primarily due to $1.1 million in expenses incurred in anticipation of becoming a public company, particularly costs related to Sarbanes-Oxley Section 404 readiness initiatives.

Amortization of Purchased Intangible Assets

For the year ended October 31, 2005, amortization of purchased intangible assets decreased $5.2 million, to $5.0 million from $10.2 million for the comparable period in fiscal 2004. The decrease was due to several purchased intangible assets having been fully amortized during the year ended October 31, 2004, offset in part by the amortization of intangibles relating to the acquisition of GO Software, which occurred on March 1, 2005. Amortization of purchased intangible assets was $10.2 million for the year ended October 31, 2003.

Interest Expense, Net

For the year ended October 31, 2005, interest expense, net increased $2.2 million to $14.8 million from $12.6 million for the year ended October 31, 2004. The increase in interest expense, net was primarily attributable to higher debt balances following our June 2004 recapitalization, partially offset by the repricing of our Term B Loan and the repayment of our Second Lien Loan in May 2005 with a portion of the proceeds that we received from our initial public offering. Included in interest expense, net for the year ended October 31, 2005, is approximately $0.5 million of interest income.

Interest expense, net increased $0.1 million, to $12.6 million in the year ended October 31, 2004 from $12.5 million in the year ended October 31, 2003. The slight increase in interest expense, net was attributable to a higher debt balance for the last five months of the year ended October 31, 2004 as a result of our June 2004 recapitalization which was almost entirely offset by the lower effective interest cost of our new secured credit facility.

Other Income (Expense), Net

Other income (expense), net in the year ended October 31, 2005 was an expense of $6.7 million and resulted primarily from a $5.6 million loss on early debt extinguishment and fees associated with our secured credit facility. It also included approximately $0.8 million in foreign currency contract and transaction losses. Other income (expense), net in the year ended October 31, 2004 was an expense of $11.9 million and resulted primarily from the write-off of $8.4 million of the unamortized debt discount and prepaid fees on the subordinated debt and an early extinguishment fee of $1.4 million due to our June 2004 recapitalization.

Other income (expense), net decreased $15.5 million to an expense of $11.9 million in the year ended October 31, 2004, from income of $3.6 million in the year ended October 31, 2003. The majority of the other income in the year ended October 31, 2003 was due to a refund of $2.8 million for foreign unclaimed pension benefits in Taiwan. In addition, we had a $2.2 million expense related to net foreign currency contract and transaction losses related to fluctuations in the value of the U.S. dollar as compared with foreign currencies, primarily the Brazilian real, and to a lesser extent the euro, Australian dollar and Mexican peso.

Provision for Income Tax

In the year ended October 31, 2005, our income tax provision increased to $13.5 million, representing 28.9% of pre-tax income as compared to $5.0 million or 47% of pre-tax income in the year ended October 31, 2004. The decline in our effective tax rate in the year ended October 31, 2005 reflects the positive impact of a reduction in previously established valuation allowances on deferred tax assets resulting primarily from the amortization of purchased intangible assets in our 2002 acquisition.

At October 31, 2005, the Company had recorded net deferred tax assets of $29.0 million. The realization of the deferred tax assets is primarily dependent on the Company generating sufficient U.S. and certain foreign taxable income in fiscal years 2006, 2007, and 2008 as forecasted by management. Although realization is not assured, the Company’s management believes that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease when the Company reevaluates the underlying basis for its estimates of future taxable income.

At October 31, 2005 and 2004, the Company had recorded a valuation allowance for deferred tax assets of $20.7 million and $25.6 million, respectively. Approximately $4.1 million of deferred tax assets subject to the valuation allowance are attributable to acquisition-related items that, when realized, may reduce goodwill. During the years ended October 31, 2005 goodwill was reduced by approximately $0.5 million as a result of a reduction in the valuation allowance for acquisition-related deferred tax assets that were realized.

The Company had aggregate net operating loss carryforwards (NOLs) in various foreign countries of approximately $23.2 million at October 31, 2005. The Company has provided a full valuation allowance on deferred tax assets recorded in connection with the foreign NOLs in countries where management believes that it is more likely than not that such deferred tax assets will not be realized. Approximately $16.0 million of foreign NOLs may be carried forward indefinitely. The remaining balance of approximately $7.2 million of foreign NOLs is subject to limited carryfoward terms of 5 to 15 years. NOLs of $0.7 million, $3.8 million and $1.9 million will expire in 2006, 2007 and 2008, respectively, if not utilized.

We also reduced tax liabilities by $7.6 million in the year ending October 31, 2005 due to the resolution of certain pre-acquisition tax contingencies. The reduction in tax liabilities resulted in a reduction of goodwill by $6.9 million for tax liabilities recorded for the period prior to our 2002 acquisition and a reduction in the current provision for taxes by $0.7 million related to interest accrued on this tax liability after the acquisition. In addition, during the years ended October 31, 2005 the Company reduced goodwill by approximately $3.3 million, related to other adjustments to valuation allowances established in purchase accounting.

The decline in the effective tax rate for the year ended October 31, 2004 resulted primarily from a decrease in the valuation allowance in the year ended October 31, 2004 as compared with an increase in the year ended October 31, 2003.

Segment Information

The following table reconciles segmented net revenues and operating income to totals for the years ended October 31, 2005, 2004 and 2003. Corporate net revenues and operating income (loss) reflect amortization of purchased intangible assets, stock-based compensation, in-process research and development expense, and amortization of step ups in the fair value of inventories, equipment and improvements and deferred net revenues resulting from acquisitions. Corporate income (loss) also reflects the difference between the actual and standard cost of System Solutions net revenues and shared operating costs that benefit both segments, predominately research and development expenses and supply chain management.

				Dollar Change		Percent Change
	Years Ended October 31,			2005 vs.	2004 vs.	2005 vs.	2004 vs.
	2005	2004	2003	2004	2003	2004	2003
Revenues:
North America	$289,720	$254,010	$234,828	$35,710	$19,182	14.1%	8.2%
International	196,347	136,597	106,064	59,750	30,533	43.7%	28.8%
Corporate	(700)	(519)	(1,561)	(181)	1,042	34.9%	-66.8%
Total revenues	$485,367	$390,088	$339,331	$95,279	$50,757	24.4%	15.0%
Operating income:
North America	$104,867	$84,471	$75,845	$20,396	$8,626	24.1%	11.4%
International	37,375	21,450	15,425	15,925	6,025	74.2%	39.1%
Corporate	(74,054)	(70,878)	(69,834)	(3,176)	(1,044)	4.5%	1.5%
Total operating income	$68,188	$35,043	$21,436	$33,145	$13,607	94.6%	63.5%

Net revenues growth in North America for the year ended October 31, 2005 as compared to the year ended October 31, 2004 was primarily driven by an increase of approximately $24.0 million in System Solutions and $12.0 million in Services net revenues.

Net System Solutions net revenues in International grew approximately $61.0 million; Services net revenues declined by approximately $2.0 million.

Net revenues growth in North America for the year ended October 31, 2004 as compared to the prior year was primarily driven by a $21.6 million increase in System Solutions net revenues, which was attributable to improved sales of system solutions that utilize improved communication capabilities, most notably wireline and wireless IP, offset slightly by lower sales of our system solutions with less advanced capabilities. The additional demand for system solutions with improved communications technology was driven by our QSRs and petroleum customers.

The increase in International net revenues for the year ended October 31, 2004 compared with the comparable period in fiscal 2003 was primarily attributable to a $30.2 million increase in System Solutions net revenues. Our System Solutions net revenues growth was driven by sales in the European market which was facing electronic payment systems replacement activity associated with approaching deadlines for compliance with more stringent EMV standards. In addition, we successfully increased penetration in certain countries due in part to improved sales coverage and a system solutions offering better tailored to the requirements of the specific markets.

The increase in operating income for North America for the year ended October 31, 2005 as compared to the prior year was mainly due to higher net revenues and a higher gross profit percentage as a result of improved profitability in services, which was partially offset by higher operating expenses.

The increase in International operating income for the year ended October 31, 2005 compared with the comparable period in fiscal 2004 was mainly due to increased net revenues and a higher gross profit percentage as a result of the introduction of the higher margin Vx Solutions, partially offset by higher operating expenses.

North America operating income increased in the year ended October 31, 2004 compared to the prior year, mainly due to higher net revenues and slightly higher gross profit percentage, partially offset by higher operating expenses.

International operating income increased in the year ended October 31, 2004 compared to the year ended October 31, 2003, mainly due to increased net revenues partially offset by a lower gross profit percentage and higher operating expenses.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to service our debt, finance working capital, and make capital expenditures and investments. At October 31, 2005, our primary sources of liquidity were cash and cash equivalents of $65.1 million, marketable securities of $16.8 million, our $30.0 million unused revolving credit facility and cash generated from operations.

Our operations provided us cash of $40.6 million in the year ended October 31, 2005, which was attributable to net income of $33.2 million, depreciation, amortization and other non-cash charges of $22.6 million, offset by $15.2 million used by net operating assets and liabilities. The principal uses of net operating assets and liabilities in the year ended October 31, 2005 were deferred tax assets, which increased by $9.9 million, accounts receivable, which increased by $8.8 million and inventories, which increased by $3.4 million and a decrease in deferred tax liabilities of $2.0 million. This was offset by decreases in income taxes payable of $2.4 million, deferred revenue of $3.5 million and accounts payable of $3.2 million. Our operations provided us cash of $33.2 million in the year ended October 31, 2004, which was attributable to net income of $5.6 million and depreciation, amortization and other non-cash charges of $33.1 million offset in part by a use of $5.5 million in net operating assets and liabilities. The principal uses in net operating assets and liabilities were deferred tax assets, which increased by $9.8 million because book purchase accounting amortization was greater than tax purchase accounting amortization, and accounts receivable which increased by $7.7 million because of higher net revenues. Offsetting this use of cash was decreased inventory balances of $8.5 million, due to initiatives to reduce transit time from the factory to our customers and increased deferred services net revenues of $5.5 million due to higher technical support contract volume. Our operations provided us cash of $9.8 million in the year ended October 31, 2003, which was attributable to net income of $0.2 million and depreciation, amortization and other non-cash charges of $27.3 million offset in part by a use of $17.7 million in net operating assets and liabilities. The principal use of cash from operating assets and liabilities in the year ended October 31, 2003 was largely attributable to an $8.4 million increase in account receivables from higher net revenues.

We used $35.0 million in net cash for investing activities during the year ended October 31, 2005, consisting primarily of purchases of marketable securities, net of sales and maturities, of $16.8 million, $13.4 million for the acquisition of the assets of GO Software and $4.8 million on capital expenditures and other assets. We used cash of $5.3 million in investing activities in the year ended October 31, 2004, which was principally comprised of $2.6 million of capitalized software development costs and $2.4 million of capital expenditures related primarily to computer equipment and leasehold improvements. We used cash of $10.4 million in investing activities in the year ended October 31, 2003, which consisted of $6.3 million for the remaining obligations related to our 2002 acquisition, $2.2 million of capital expenditures related primarily to computer equipment and $2.0 million of capitalized software development costs.

Net cash provided by financing activities of $46.9 million in the year ended October 31, 2005 consisted primarily of net proceeds from our initial and follow-on public offerings of $125.5 million, offset by the repayment of $72.0 million of the outstanding principal owed on the second lien loan under our secured credit facility and principal payments of $7.0 million on the Term B loan. We used cash of $21.6 million in financing activities in the year ended October 31, 2004, which consisted primarily of proceeds of $250.1 million, net of $11.9 million of financing fees, related to our recapitalization and new secured credit facility, offset by uses of $97.4 million for a common stock dividend, $86.2 million related to the repurchase of preferred stock, $60.0 million related to the retirement of the related party promissory notes and $28.1 million of net borrowings under our revolving note, term note facilities and capital leases. Our financing activities provided cash of $3.2 million during the year ended October 31, 2003, which was comprised primarily of $2.3 million of net borrowings under our revolving note and term note facilities. Under the terms of our credit facility, we may be required to repay a portion of our existing secured debt with a portion of any excess cash flow generated through our operations.

We completed an amendment to our credit agreement on March 23, 2005 that reduced the interest rate spread on our Term B loan from 2.50% over three-month LIBOR to 2.00% over three-month LIBOR (or based on our option from 1.50% over the lender’s base rate to 1.00% over the lender’s base rate). The anticipated annual savings in interest expense for the Term B loan attributable to this amendment is approximately $0.9 million.

Our future capital requirements may vary significantly from prior periods as well as from those currently planned. These requirements will depend on a number of factors, including operating factors such as our terms and payment experience with customers and investment we may make in product or market development such as our current investments in expanding our International operations. Finally, our capital needs may be significantly affected by any acquisition we may make in the future. Based upon our current level of operations, we expect that our cash flow from operations, together with the amounts we are able to borrow under our secured credit facility, will be adequate to meet our anticipated needs for at least the next several years although we may from time to time raise additional capital to refinance indebtedness or for other general corporate purposes, including acquisitions and investments.

Secured Credit Facility

On June 30, 2004, we entered into a secured credit facility (the “Credit Facility”) with a syndicate of financial institutions, led by Banc of America Securities and Credit Suisse First Boston. We used the proceeds from the Credit Facility to i) repay all amounts outstanding under our Term and Revolving Notes Payable Facility and our promissory notes payable to stockholders, ii) redeem all of our outstanding Preferred Stock, and iii) pay a dividend to common stockholders. We recorded a loss of $9.8 million in the year ended October 31, 2004, on early extinguishment of the debt which was recorded in other income (expense), net in the consolidated statements of operations. The Credit Facility consists of a Revolver permitting borrowings up to $30 million, a Term B Loan of $190 million, and a Second Lien Loan of $72 million. The Credit Facility is guaranteed by us and our subsidiaries and is secured by collateral including substantially all of our assets and the stock of our subsidiaries. As of November 1, 2005, the interest rate on the Term B Loan was 6.24%. For the year ended October 31, 2005 the weighted average interest rate on the Credit Facility was 5.72%. As of October 31, 2004, the interest rate on the Term B Loan was 4.63% and the Second Lien credit facility was 8.13%. For the period from June 30, 2004 to October 31, 2004 the weighted average interest rate on the Credit Facility was 5.08%. We also pay a commitment fee on the unused portion of the Revolver under its Credit Facility at a rate that varies between 0.375% and 0.5% per annum depending upon our consolidated total leverage ratio.

The revolving Credit Facility bears interest at a rate equal to a margin over LIBOR or the lenders’ base rate, with the margin varying based on a grid in which the pricing depends on our consolidated total leverage ratio. Currently, interest accrues at either 1.75% over three-month LIBOR, which was 4.24% at October 31, 2005, or 0.75% over the lender’s base rate, which was 6.75% at October 31, 2005. Borrowings on the Term B loan, following an amendment of the terms of our secured credit facility as of March 23,

2005 that became effective on May 4, 2005, following the completion of our initial public offering, bear interest at a rate of either 2.00% over three-month LIBOR or 1.00% over the lender’s base rate. During such time as the ratings assigned to the Term B loan by either of Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Group, a division of McGraw Hill, Inc, are at least Ba3 or BB- or higher, respectively, the interest rate for the Term B loan will be 1.75% over three-month LIBOR or 0.75% over the lender’s base rate.

In May 2005, we used a portion of the proceeds of our initial public offering to repay the $72.0 million principal amount of the second lien loan under our Credit Facility. In the year ended October 31, 2005, we accrued $9.9 million in interest expense attributable to the Term B loan, which had an average rate of 5.19% for the period. The anticipated annual savings in interest expense for the Term B loan attributable to the amendment to our Credit Facility is approximately $900,000. The costs attributable to the amendment of approximately $500,000 were recorded as an expense in the third quarter of fiscal 2005.

On September 7, 2005, we completed a second amendment to our Credit Facility. Under the terms of the second amendment, we are no longer required to make a mandatory payment of 50% of the proceeds that we receive from a public equity offering. Certain restrictive covenants were also amended to provide us with additional operating flexibility.

We are required under our Credit Facility to fix the interest rate through swaps, rate caps, collars and similar agreements with respect to at least 30% of the outstanding principal amount of all loans and other indebtedness that have floating interest rates. This interest rate protection must extend through June 30, 2006.

The respective maturity dates on the components of the secured credit facility are June 30, 2009 and June 30, 2011 for the revolver and Term B Loan, respectively. Payments on the Term B Loan are due in equal quarterly installments of $462,000 over the seven-year term on the last day of the second month of each quarter. In addition, $172.4 million of the Term B Loan is due on June 30, 2011.

The terms of the Credit Facility require us to comply with financial covenants, including maintaining leverage, and fixed charge coverage ratios, obtaining protection against fluctuation in interest rates, and limits on capital expenditure levels at the end of each fiscal quarter. As of October 31, 2005, we were required to maintain a senior leverage ratio of not greater than 3.0 to 1.0, a maximum leverage ratio of not greater than 4.50 to 1.0 and a fixed charge coverage ratio of at least 2.0 to 1.0. As of October 31, 2005, our senior leverage ratio was 1.29 to 1.00, our maximum leverage ratio, which includes the senior leverage ratio and the second lien leverage ratio, was 1.29 to 1.00 and our fixed charge ratio was 3.59 to 1.00. Some of the financial covenants become more restrictive over the term of the Credit Facility. If we fail to comply with any of the financial covenants the lenders may declare an event of default under the Credit Facility. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority in interest of the loans, in an acceleration of repayment of the principal and interest outstanding and a termination of the revolving Credit Facility. The Credit Facility contains nonfinancial covenants that restrict some of our activities, including our ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in specified transactions with affiliates. The terms of the Credit Facility permit prepayment of principal and require prepayments of principal upon the occurrence of certain events, including among others, the receipt of proceeds from the sale of assets, the receipt of excess cash flow as defined, and the receipt of proceeds of certain debt issuances. The Credit Facility also contains customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, subject to specified grace periods, breach of specified covenants, change in control and material inaccuracy of representations and warranties.

We were in compliance with the Credit Facility’s financial and nonfinancial covenants as of October 31, 2005.

Contractual Commitments

The following table summarizes our contractual obligations as of October 31, 2005 (in thousands):

		Less than	1-3	4-5
	Total	1 year	years	years
Term B Loan(1)	$246,229	$13,197	$26,047	$206,985
Capital lease obligation	252	155	97	—
Operating leases	15,954	6,203	8,973	778
Minimum purchase obligations	18,550	18,550	—	—
	$280,985	$38,105	$38,341	$204,539

(1)          Payments on the Term B Loan are due in equal quarterly installments of $462,000 over the seven-year term on the last day of the second month of each quarter. During the year ended October 31, 2005, we made prepayments of approximately $5.1 million. Of this amount, $172.4 million is due on June 30, 2011.

We work on a purchase order basis with third-party contract manufacturers with facilities in China, Mexico, Singapore and Brazil to manufacture substantially all of our inventories. We provide each manufacturer with a master purchase order on a monthly basis, which constitutes a binding commitment by us to purchase products produced by the manufacturer as specified in the master purchase order. The total amount of purchase commitments as of October 31, 2005 was approximately $18.6 million.

We expect that we will be able to fund our remaining obligations and commitments with cash flows from operations. To the extent we are unable to fund these obligations and commitments with cash flows from operations, we intend to fund these obligations and commitments with proceeds from our $30.0 million revolver under our secured credit facility or future debt or equity financings.

Earnings before Interest, Taxes, Depreciation and Amortization, (EBITDA, as adjusted)

We define earnings before interest, taxes, depreciation and amortization, or EBITDA, as adjusted, as the sum of (1) net income (excluding extraordinary items of gain or loss and any gain or loss from discontinued operations), (2) interest expense, (3) income taxes, (4) depreciation, amortization, goodwill impairment and other non-recurring charges, (5) non-cash charges, including non-cash stock-based compensation expense and purchase accounting items and (6) management fees to our principal stockholder, which ceased upon the closing of the Company’s public offering on May 4, 2005. EBITDA, as adjusted, is a primary component of the financial covenants to which we are subject under our credit agreement. If we fail to maintain required levels of EBITDA, as adjusted, we could have a default under our credit agreement, potentially resulting in an acceleration of all of our outstanding indebtedness. In addition, our management uses EBITDA, as adjusted, as a primary measure to review and assess our operating performance and to compare our current results with those for prior periods as well as with the results of other companies in our industry. These competitors may, due to differences in capital structure and investment history, have interest, tax, depreciation, amortization and other non-cash expenses that differ significantly from ours. The term EBITDA, as adjusted, is not defined under U.S. generally accepted accounting principles, or U.S. GAAP, and EBITDA, as adjusted, is not a measure of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. When assessing our operating performance, you should not consider these data in isolation or as a substitute for our net income calculated in accordance with U.S. GAAP. Our EBITDA, as adjusted, has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for net income or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations are:

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

A reconciliation of net income, the most directly comparable U.S. GAAP measure, to EBITDA, as adjusted, for the three years ended October 31, 2005, 2004 and 2003 is as follows (in thousands):

	Years Ended October 31,
	2005	2004	2003
U.S. GAAP net income	$33,239	$5,606	$241
Provision for income taxes	13,490	4,971	12,296
Interest expense	14,786	12,597	12,456
Depreciation and amortization of equipment and improvements	3,691	2,451	1,333
Amortization of capitalized software	1,173	698	108
Amortization of purchased intangible assets	11,902	19,945	24,348
Amortization of step-up in deferred revenue on acquisition	700	519	1,561
Stock-based compensation	1,687	400	81
Management fees to majority stockholder	125	250	250
Refund of foreign unclaimed pension benefits	—	—	(2,820)
Loss on debt extinguishment and debt repricing fee	5,630	9,810	—
EBITDA, as adjusted	$86,423	$57,247	$49,854

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K, consist of interest rate cap agreements and forward foreign currency exchange agreements described under “Quantitative and Qualitative Disclosures about Market Risk” Item 7A below.

Effects of Inflation

Our monetary assets, consisting primarily of cash, marketable securities and receivables, are not affected by inflation because they are short-term and in the case of cash are immaterial. Our non-monetary assets, consisting primarily of inventory, intangible assets, goodwill and prepaid expenses and other assets, are not affected significantly by inflation. We believe that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our cost of goods sold and expenses, such as those for employee compensation, which may not be readily recoverable in the price of system solutions and services offered by us.

Critical Accounting Policies

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements. Our significant accounting policies are described in Note 2 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Revenue Recognition

Net revenues from System Solutions are recognized upon shipment, delivery, or customer acceptance of the product as required pursuant to the customer arrangement. Net revenues from services such as customer support are initially deferred and then recognized on a straight-line basis over the term of the contract. Net revenues from services such as installations, equipment repairs, refurbishment arrangements, training and consulting are recognized as the services are rendered. For arrangements with multiple elements, we allocate net revenues to each element using the residual method based on objective and reliable evidence of the fair value of the undelivered element. We defer the portion of the arrangement fee equal to the objective evidence of fair value of the undelivered elements until they are delivered.

While the majority of our sales transactions contain standard business terms and conditions, there are some transactions that contain non-standard business terms and conditions. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting including: (1) whether an arrangement exists and what is included in the arrangement; (2) how the arrangement consideration should be allocated among the deliverables if there are multiple deliverables; (3) when to recognize net revenues on the deliverables; (4) whether undelivered elements are essential to the functionality of delivered elements; and (5) whether we have fair value for the undelivered element. In addition, our revenue recognition policy requires an assessment as to whether collectibility is probable, which inherently requires us to evaluate the creditworthiness of our customers. Changes in judgments on these assumptions and estimates could materially impact the timing of revenue recognition.

To a limited extent, we also enter into software development contracts with our customers that we recognize as net revenues on a completed contract basis. As a result, estimates of whether the contract is going to be profitable is necessary since, if we will lose money on the contract, we are required to record a provision for such loss in the period identified.

Goodwill

We review goodwill at least annually for impairment. In testing for a potential impairment of goodwill, we: (1) allocate goodwill to our various reporting units to which the acquired goodwill relates; (2) estimate the fair value of our reporting units; and (3) determine the carrying value (book value) of those reporting, as some of the assets and liabilities related to those reporting are not held by those reporting units but by corporate. Furthermore, if the estimated fair value of a reporting unit is less than the carrying value, we must estimate the fair value of all identifiable assets and liabilities of the reporting unit, in a manner similar to a purchase price allocation for an acquired business. This can require independent valuations of certain internally generated and unrecognized intangible assets such as in-process research and development and developed technology. Only after this process is completed can the amount of goodwill impairment, if any, be determined.

The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. In estimating the fair value of a reporting unit for the purposes of our annual or periodic analyses, we make estimates and judgments about the future cash flows of that reporting unit. Although our cash flow forecasts are based on assumptions that are consistent with our plans and estimates we are using to manage the underlying businesses, there is significant exercise of judgment involved in determining the cash flows attributable to a reporting unit over its estimated remaining useful life. In addition, we make certain judgments about allocating shared assets to the estimated balance sheets of our reporting units. We also consider our and our competitor’s market capitalization on the date we perform the analysis. Changes in judgment on these assumptions and estimates could result in a goodwill impairment charge.

Long-lived Assets

We review our long-lived assets including property and equipment, capitalized software development costs and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Determining if such events or changes in circumstances have occurred is subjective and judgmental. Should we determine such events have occurred, we then determine whether such assets are recoverable based on estimated future undiscounted net cash flows. If future undiscounted net cash flows are less than the carrying value of such asset, we write down that asset to its fair value.

We make estimates and judgments about future undiscounted cash flows and fair value. Although our cash flow forecasts are based on assumptions that are consistent with our plans, there is significant exercise of judgment involved in determining the cash flows attributable to a long-lived asset over its estimated remaining useful life. Our estimates of anticipated future cash flows could be reduced significantly in the future. As a result, the carrying amount of our long-lived assets could be reduced through impairment charges in the future. Additionally, changes in estimated future cash flows could result in a shortening of estimated useful lives for long-lived assets including intangibles.

Inventory Valuation

The valuation of inventories requires us to estimate obsolete or excess inventory and inventory that is not of saleable quality. The determination of obsolete or excess inventories requires us to estimate the future demand for our products within specific time horizons, generally twelve months to eighteen months. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to record additional inventories write-offs, which would have a negative impact on our gross profit percentage.

We review the adequacy of our inventories valuation on a quarterly basis. For production inventory, our methodology involves matching our on-hand and on-order inventories with our sales estimate over the next twelve and eighteen months. We then evaluate the inventory found to be in excess of the twelve-month demand estimate and take appropriate write-downs to reflect the risk of obsolescence. For on-hand and on-order inventory in excess of eighteen month requirements we generally record a 100% reserve. This methodology is significantly affected by our sales estimate. If actual demand were to be substantially lower than estimated, additional inventories write-downs for excess or obsolete inventories may be required.

Allowance for Doubtful Accounts and Product Returns Reserve

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to pay their invoices to us in full. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer’s expected ability to pay, aging of accounts receivable balances and our collection history with each customer. We make estimates and judgments about the inability of customers to pay the amount they owe us which could change significantly if their financial condition changes or the economy in general deteriorates. Product return reserve is an estimate of future product returns related to current period net revenues based upon historical experience. Material differences may result in the amount and timing of our net revenues for any period.

Warranty Costs

We accrue for estimated warranty obligations when revenue is recognized based on an estimate of future warranty costs for delivered product. Our warranty obligation extends from 13 months to five years from the date of shipment. We estimate such obligations based on historical experience and expectations of future costs. Our estimate and judgments is affected by actual product failure rates and actual costs to repair. These estimates and judgments are more subjective for new product introductions as these estimates and judgments are based on similar products versus actual history.

Stock-based Compensation

Effective May 1, 2005, we adopted SFAS 123(R), which requires us to measure compensation cost for all outstanding unvested share-based awards at fair value and recognize compensation over the requisite service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider several factors when estimating expected forfeitures, such as types of awards. Actual results may differ substantially from these estimates. In valuing shares-based awards, significant judgment is required in determining the expected volatility of our common stock and the expected term individuals will hold their share-based awards prior to exercising. Expected volatility of the stock is based on our peer group in the industry in which we do business because we do not have sufficient historical volatility data for our own stock. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. In the future, as we gain historical data for volatility in our own stock and the actual term employees hold our options expected volatility and expected term may change which could substantially change the grant-date fair value of future awards of stock options and ultimately the expense we record.

Restructuring

Our predecessor made estimates of the costs to be incurred as a part of its restructuring plan. We assumed such restructuring plan which primarily represents vacant lease space related liabilities and at October 31, 2005 was approximately $1.2 million. We make estimates and judgments about the length of time it will take to obtain a sublease tenant, and the rate at which we can sublease such vacant space. In connection with acquisition of the of the assets of the GO Software business from Return on Investment Corporation on March 1, 2005, the Company accrued in the purchase price allocation $313,000 of restructuring costs related to the integration of GO Software’s Savannah helpdesk facility with the Company’s helpdesk facility in Clearwater, Florida, of which approximately $84,000 remains unpaid as of October 31, 2005. The amounts we have accrued represent our best estimate of the obligations we expect to incur, but could be subject to change due to various factors including market conditions and the outcome of negotiations with third parties. Should the actual amounts differ from our estimates, the amount of the restructuring charges could be materially impacted.

Income Taxes

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year the differences are expected to reverse. In evaluating our ability to recover our deferred tax assets we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in past fiscal years and our forecast of future taxable income in the jurisdictions in which we have operations.

We have placed a valuation allowance on certain U.S. deferred tax assets and our non-U.S. net operating loss carry forwards because realization of these tax benefits through future taxable income cannot be reasonably assured. We intend to maintain the valuation allowances until sufficient positive evidence exists to support the reversal of the valuation allowances. An increase in the valuation allowance would result in additional expense in such period. We make estimates and judgments about our future taxable income that are based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

Recent Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, or SFAS 151. SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on our consolidated results of operations, financial position or cash flows.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3, or SFAS 154. SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS 154 is not expected to have a material impact on our consolidated results of operations, financial position or cash flows.

Effective May 1, 2005, we early adopted the fair value recognition and measurement provisions of SFAS 123(R), which is applicable for stock-based awards exchanged for employee services and in certain circumstances for nonemployee directors. We elected to adopt the modified-prospective-transition method, as provided by SFAS 123(R). Accordingly, prior period amounts have not been restated. Under this transitional method, we are required to record compensation expense for all awards granted after the date of adoption using grant-date fair value estimated in accordance with the provisions of SFAS 123(R) and for the unvested portion of previously granted awards as of May 1, 2005 using the grant-date fair value estimated in accordance with the provisions of SFAS 123.

Selected Quarterly Results of Operations

The following selected quarterly data should be read in conjunction with the Consolidated Financial Statements and Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. This information has been derived from our unaudited consolidated financial statements that, in our opinion, reflect all recurring adjustments necessary to fairly present our financial information when read in conjunction with our Consolidated Financial Statements and Notes. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

Quarterly Consolidated Statements of Operations for 2005

	Year Ended October 31, 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
	(unaudited)
Net revenues:
System Solutions	$97,989	$105,414	$111,388	$114,950
Services	13,294	12,479	14,313	15,540
Total net revenues	111,283	117,893	125,701	130,490
Cost of net revenues:
Cost of System Solutions net revenues excluding amortization of purchased core and developed technology assets(1)	59,147	61,727	66,635	64,967
Amortization of purchased core and developed technology assets	1,962	1,693	1,600	1,680
Total cost of System Solutions net revenues	61,109	63,420	68,235	66,647
Services	7,550	7,043	6,361	8,177
Total cost of net revenues	68,659	70,463	74,596	74,824
Gross profit	42,624	47,430	51,105	55,666
Operating expenses:(1)
Research and development	9,494	10,457	10,400	11,479
Sales and marketing	12,044	12,932	13,334	13,921
General and administrative	6,704	6,787	8,116	8,002
Amortization of purchased intangible assets	1,304	1,346	1,158	1,159
Total operating expenses	29,546	31,522	33,008	34,561
Operating income	13,078	15,908	18,097	21,105
Interest expense	(4,294)	(4,468)	(2,996)	(3,028)
Other income (expense), net	(200)	29	(6,142)	(360)
Income before income taxes	8,584	11,469	8,959	17,717
Provision for income taxes	2,747	2,662	2,424	5,657
Net Income attributable to common stockholders	$5,837	$8,807	$6,535	$12,060
Net income per common share—diluted	$0.10	$0.15	$0.10	$0.18

(1) Stock-based compensation included above:
Cost of net revenues—System Solutions	$—	$—	$73	$114
Research and development	—	—	185	173
Sales and marketing	—	—	355	308
General and administrative	15	37	250	177
	$15	$37	$863	$772

(1)          The Company adopted the fair value recognition and measurement provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, effective May 1, 2005 using the modified-prospective transition method. For periods prior to May 1, 2005 the Company followed the intrinsic value recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25. For further information see Note 2 to the consolidated financial statements elsewhere in this Form 10-K. The portion of stock-based compensation allocated to each category of expenses for each period is presented above.

Quarterly Consolidated Statements of Operations for 2004

	Year Ended October 31, 2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
	(unaudited)
Net revenues:
System Solutions	$77,148	$78,554	$92,779	$96,158
Services	10,801	10,923	11,264	12,461
Total net revenues	87,949	89,477	104,043	108,619
Cost of net revenues:
Cost of System Solutions net revenues excluding amortization of purchased core and developed technology assets	43,617	44,854	57,453	59,458
Amortization of purchased core and developed technology assets	2,994	2,468	2,264	2,018
Total cost of System Solutions net revenues	46,611	47,322	59,717	61,476
Services	6,989	5,947	6,027	7,548
Total cost of net revenues	53,600	53,269	65,744	69,024
Gross profit	34,349	36,208	38,299	39,595
Operating expenses:(1)
Research and development	7,241	8,513	8,501	9,448
Sales and marketing	10,159	11,229	10,858	11,756
General and administrative	6,059	5,270	7,697	6,477
Amortization of purchased intangible assets	2,550	2,550	2,550	2,550
Total operating expenses	26,009	27,562	29,606	30,231
Operating income (loss)	8,340	8,646	8,693	9,364
Interest expense	(2,837)	(2,573)	(3,113)	(4,074)
Other expense, net	(308)	(464)	(11,043)	(54)
Income (loss) before income taxes	5,195	5,609	(5,463)	5,236
Provision (benefit) for income taxes	2,442	2,636	(2,568)	2,461
Net income (loss)	2,753	2,973	(2,895)	2,775
Accrued dividends on preferred stock	1,827	1,868	1,264	—
Net Income (loss) attributable to common stockholders	$926	$1,105	$(4,159)	$2,775
Net income (loss) per common share—diluted	$0.02	$0.02	$(0.08)	$0.05

(1) Stock-based compensation included above:
Cost of net revenues—System Solutions	$—	$—	$—	$—
Research and development	—	—	—	—
Sales and marketing	—	—	—	—
General and administrative	22	22	22	334
	$22	$22	$22	$334

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. To mitigate some of these risks, we utilize derivative financial instruments to hedge these exposures. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rates

We are exposed to interest rate risk related to our debt, which bears interest based upon the three-month LIBOR rate. We have reduced our exposure to interest rate fluctuations through the purchase of interest rate caps covering a portion of our variable rate debt. In July 2004, we purchased a two-year interest rate cap with a notional amount of $50.0 million under which we will receive interest payments if the three-month LIBOR rate exceeds 4%. In July 2004, we purchased one-year interest rate caps with combined notional amounts of $140.0 million under which we will receive interest payments if the three-month LIBOR rate exceeds 5%. The $140.0 million combined interest rate caps purchased in July 2004 expired in July 2005. In March 2005, we purchased a one-year interest rate cap with an effective date of July 2005 and a notional amount of $30.0 million under which we will receive interest payments if the three-month LIBOR rate exceeds 5%. At October 31, 2005, the three-month LIBOR rate was 4.24%. To date, we have not received any payments due to the interest rate caps in place. A 1% increase in the variable rate of interest on the currently outstanding debt under our secured credit facility would increase our annual interest expense by approximately $1.5 million.

Foreign Currency Risk

A substantial part of our business consists of sales made to customers outside the United States. A portion of the net revenues we receive from such sales is denominated in currencies other than the U.S. dollar. Additionally, portions of our costs of net revenues and our other operating expenses are incurred by our International operations and denominated in local currencies. While fluctuations in the value of these net revenues, costs and expenses as measured in U.S. dollars have not materially affected our results of operations historically, we cannot assure you that adverse currency exchange rate fluctuations will not have a material impact in the future. In addition, our balance sheet reflects non-U.S. dollar denominated assets and liabilities, primarily inter-company balances which can be adversely affected by fluctuations in currency exchange rates. In certain periods, we have not hedged our exposure to these fluctuations. We have entered into foreign currency forward contracts and other arrangements intended to hedge our exposure to adverse fluctuations in exchange rates. As of October 31, 2005, our foreign currency risk pertaining to non-U.S. dollar denominated assets and liabilities primarily were a $2.3 million inter-company payable from our Australia subsidiary and a $1.0 million inter-company payable from our French subsidiary, both due to our principal U.S. operating subsidiary. As of October 31, 2005, we had no foreign currency forward contracts outstanding. Effective November 1, 2005, we have entered into foreign currency forward contracts to sell Australian dollars and Euros with notional amounts of $2.3 million and $1.0 million, respectively. If we chose not to enter into foreign currency forward contracts to hedge against these exposures and if the Euro and Australian dollar both were to devalue 5% to 10% against the U.S. dollar, results of operations would include a foreign exchange loss of $0.2 million to $0.3 million.

Hedging arrangements of this sort may not always be effective to protect our results of operations against currency exchange rate fluctuations, particularly in the event of imprecise forecasts of non-U.S. denominated assets and liabilities. Accordingly, if there is an adverse movement in exchange rates, we might suffer significant losses. For instance, in the years ended October 31, 2005 and 2004, we suffered foreign currency contract losses of $0.8 million and $2.2 million, respectively net of foreign currency transaction gains despite our hedging activities.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE
Report of Independent Registered Public Accounting Firm	54
Consolidated Balance Sheets at October 31, 2005 and 2004	55
Consolidated Statements of Operations for the years ended October 31, 2005, 2004 and 2003	56
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) for the years ended October 31, 2005, 2004,and 2003	57
Consolidated Statements of Cash Flows for the years ended October 31, 2005, 2004 and 2003	58
Notes to the Consolidated Financial Statements	60

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

VeriFone Holdings, Inc.

We have audited the accompanying consolidated balance sheets of VeriFone Holdings, Inc. (and subsidiaries) as of October 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the three years in the period ended October 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VeriFone Holdings, Inc. (and subsidiaries) at October 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the Notes to Consolidated Financial Statements, under the heading Stock-Based Compensation, in fiscal 2005 VeriFone Holdings, Inc. changed its method of accounting for stock-based compensation.

San Francisco, California	/s/ Ernst & Young LLP
December 16, 2005

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PAR VALUE)

	October 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$65,065	$12,705
Marketable securities	16,769	—
Accounts receivable, net of allowances for doubtful accounts of $1,571 and $2,868	87,424	77,839
Inventories	35,520	32,113
Deferred and prepaid tax assets	11,467	4,548
Prepaid expenses and other current assets	9,368	9,208
Total current assets	225,613	136,413
Equipment and improvements, net	5,873	5,754
Purchased intangible assets, net	18,912	22,234
Goodwill	47,260	53,224
Deferred tax assets	17,705	11,508
Debt issuance costs, net	7,462	11,500
Other assets	6,546	4,986
Total assets	$329,371	$245,619
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$47,161	$43,702
Income taxes payable	8,746	13,749
Accrued compensation	12,576	11,652
Accrued warranty	4,371	2,651
Deferred revenue	17,542	14,152
Deferred tax liabilities	137	459
Accrued expenses	6,826	8,067
Other current liabilities	13,819	14,271
Current portion of long-term debt	1,994	2,308
Total current liabilities	113,172	111,011
Accrued warranty	872	1,144
Deferred revenue	6,835	5,872
Long-term debt, less current portion	180,812	259,879
Deferred tax liabilities	—	1,726
Other long-term liabilities	1,142	1,374
Commitments and contingencies
Stockholders’ equity (deficit):
Voting Common Stock: $0.01 par value, 100,000 and 64,000 shares authorized at October 31, 2005 and 2004; 67,646 and 56,430 shares issued and outstanding as of October 31, 2005 and 2004	676	564
Nonvoting Common Stock: $0.01 par value, zero and 1,500 shares authorized as of October 31, 2005 and 2004; zero and 19 shares issued and outstanding as of October 31, 2005 and 2004	—	—
Preferred Stock: 10,000 and zero shares authorized as of October 31, 2005 and 2004; zero and zero shares issued and outstanding as of October 31, 2005 and 2004	—	—
Additional paid-in-capital	128,101	146
Deferred stock-based compensation	—	(146)
Accumulated deficit	(102,979)	(136,218)
Accumulated other comprehensive income	740	267
Total stockholders’ equity (deficit)	26,538	(135,387)
Total liabilities and stockholders’ equity (deficit)	$329,371	$245,619

See accompanying notes.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Years Ended October 31,
	2005	2004	2003
Net revenues:
System Solutions	$429,741	$344,639	$292,824
Services	55,626	45,449	46,507
Total net revenues	485,367	390,088	339,331
Cost of net revenues:
System Solutions(1)	259,411	215,126	184,795
Services	29,131	26,511	29,644
Total cost of net revenues	288,542	241,637	214,439
Gross profit	196,825	148,451	124,892
Operating expenses:(1)
Research and development	41,830	33,703	28,193
Sales and marketing	52,231	44,002	40,024
General and administrative	29,609	25,503	25,039
Amortization of purchased intangible assets	4,967	10,200	10,200
Total operating expenses	128,637	113,408	103,456
Operating income	68,188	35,043	21,436
Interest expense, net	(14,786)	(12,597)	(12,456)
Other income (expense), net	(6,673)	(11,869)	3,557
Income before income taxes	46,729	10,577	12,537
Provision for income taxes	13,490	4,971	12,296
Net income	33,239	5,606	241
Accrued dividends on preferred stock	—	4,959	6,916
Net income (loss) attributable to common stockholders	$33,239	$647	$(6,675)
Net income (loss) per common share:
Basic	$0.57	$0.01	$(0.14)
Diluted	$0.54	$0.01	$(0.14)
Weighted-average shares used in computing net income (loss) per common share:
Basic	58,318	50,725	48,869
Diluted	61,460	56,588	48,869

(1) Stock-based compensation included above:
Cost of net revenues—System Solutions	$187	$—	$—
Research and development	358	—	—
Sales and marketing	663	—	—
General and administrative	479	400	81
	$1,687	$400	$81

See accompanying notes.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
AND COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

	Common Stock				Additional	Deferred		Accumulated Other	Total
	Voting		Non Voting		Paid-in	Stock-Based	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Income	Equity (Deficit)
Balance as of October 31, 2002	53,569	$536	—	$—	$234	$(234)	$(34,451)	$1,256	$(32,659)
Proceeds from issuance of common stock	730	7	5	—	42	—	—	—	49
Deferred stock-based compensation	—	—	—	—	195	(195)	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	81	—	—	81
Comprehensive loss:
Net income	—	—	—	—	—	—	241	—	241
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	(1,071)	(1,071)
Total comprehensive loss									(830)
Contribution of capital from Gores Technology Group	—	—	—	—	1,108	—	—	—	1,108
Reclassification of common stock that vested	—	—	—	—	26	—	—	—	26
Accrued dividends on preferred stock	—	—	—	—	(1,257)	—	(5,659)	—	(6,916)
Balance as of October 31, 2003	54,299	543	5	—	348	(348)	(39,869)	185	(39,141)
Proceeds from issuance of common stock	2,577	25	14	—	46	—	(25)	—	46
Repurchase of unvested restricted common stock	(446)	(4)	—	—	(11)	—	—	—	(15)
Reversal of unvested deferred stock-based compensation on restricted common stock repurchased	—	—	—	—	(139)	139	—	—	—
Dividends on common stock	—	—	—	—	—	—	(97,432)	—	(97,432)
Amortization of stock-based compensation	—	—	—	—	—	63	—	—	63
Stock-based compensation upon acceleration of vesting	—	—	—	—	337	—	—	—	337
Comprehensive Income:
Net income	—	—	—	—	—	—	5,606	—	5,606
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	233	233
Unrecognized loss on interest rate hedges, net of tax	—	—	—	—	—	—	—	(151)	(151)
Total comprehensive income									5,688
Reclassification of common stock that vested	—	—	—	—	26	—	—	—	26
Accrued dividends on preferred stock	—	—	—	—	(461)	—	(4,498)	—	(4,959)
Balance as of October 31, 2004	56,430	564	19	—	146	(146)	(136,218)	267	(135,387)
Issuance of common stock, net of issuance costs	11,211	112	39	—	125,947	—	—	—	126,059
Conversion of nonvoting to voting common stock	58	—	(58)	—	—	—	—	—	—
Repurchase of unvested restricted common stock	(53)	—	—	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	52	—	—	52
Deferred stock-based compensation	—	—	—	—	442	(442)	—	—	—
Reversal of deferred stock-based compensation upon adoption of FAS 123(R)	—	—	—	—	(536)	536	—	—	—
Stock-based compensation under FAS123(R) (including tax benefit of $441)	—	—	—	—	2,076	—	—	—	2,076
Comprehensive Income:
Net Income	—	—	—	—	—	—	33,239	—	33,239
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	341	341
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	—	—	(2)	(2)
Unrecognized gain on interest rate hedges, net of tax	—	—	—	—	—	—	—	134	134
Total comprehensive income									33,712
Reclassification of common stock that vested	—	—	—	—	26	—	—	—	26
Balance as of October 31, 2005	67,646	$676	—	$—	$128,101	$—	$(102,979)	$740	$26,538

See accompanying notes.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Years Ended October 31,
	2005	2004	2003
Cash flows from operating activities
Net income	$33,239	$5,606	$241
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of purchased intangibles	11,902	19,945	24,348
Depreciation and amortization of equipment and improvements	3,691	2,451	1,333
Amortization of capitalized software	1,173	698	108
Amortization of interest rate caps	109	15	—
Accretion of debt discount	—	295	388
Accretion of marketable securities discount	(17)	—	—
Amortization of debt issuance costs	1,150	945	1,010
Stock-based compensation	1,687	400	81
Non-cash portion of loss on debt extinguishment	2,898	8,385	—
Changes in operating assets and liabilities:
Accounts receivable	(8,817)	(7,721)	(8,419)
Inventories	(3,407)	8,544	(414)
Deferred tax assets	(9,853)	(9,821)	1,038
Prepaid expenses and other current assets	(269)	(1,508)	(1,038)
Other assets	(1,118)	1,543	1,183
Accounts payable	3,227	2,459	(3,198)
Income taxes payable	2,403	647	1,365
Accrued compensation	838	665	(227)
Accrued warranty	1,448	(766)	(1,998)
Deferred revenue	3,464	5,500	(3,883)
Deferred tax liabilities	(2,047)	1,724	93
Accrued expenses and other liabilities	(1,101)	(6,789)	(2,239)
Net cash provided by operating activities	40,600	33,217	9,772
Cash flows from investing activities
Software development costs capitalized	(863)	(2,555)	(1,955)
Purchase of equipment and improvements	(3,121)	(2,430)	(2,196)
Purchases of marketable securities	(23,952)	—	—
Sales and maturities of marketable securities	7,200	—	—
Purchase of other assets	(863)	(288)	—
Acquisition of business, net of cash and cash equivalents acquired	(13,405)	—	(6,261)
Net cash used in investing activities	(35,004)	(5,273)	(10,412)

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(IN THOUSANDS)

Cash flows from financing activities
Proceeds from revolving promissory notes payable and revolver	19,680	192,431	240,500
Repayments of revolving promissory notes payable and revolver	(19,680)	(209,643)	(233,250)
Proceeds from long-term debt	—	250,102	—
Repayment of long-term debt	(78,972)	(10,475)	(5,000)
Repayments of capital leases	(409)	(396)	(237)
Repayment of promissory notes payable to stockholders	—	(60,000)	—
Repurchase of preferred stock	—	(86,169)	—
Payment of common stock dividend	—	(97,432)
Proceeds from issuance of common stock	136,950	—	—
Payment of IPO and follow-on offering costs	(11,444)	—	—
Proceeds from exercises of stock options and other	753	46	49
Repurchase of common stock	—	(15)	—
Contribution of capital from Gores Technology Group	—	—	1,108
Net cash provided by (used in) financing activities	46,878	(21,551)	3,170
Effect of foreign currency exchange rate changes on cash	(114)	435	307
Net increase in cash and cash equivalents	52,360	6,828	2,837
Cash and cash equivalents, beginning of year	12,705	5,877	3,040
Cash and cash equivalents, end of year	$65,065	$12,705	$5,877
Supplemental disclosures of cash flow information
Cash paid for interest	$14,843	$12,433	$10,454
Cash paid for taxes	$22,350	$12,182	$12,268
Schedule of noncash transactions
Accrued dividends on preferred stock	$—	$4,959	$6,916
Issuance of common stock for IPO services	$1,250	$—	$—
Issuance of common stock for acquisition services	$250	$—	$—
Equipment purchased under capital leases	$—	$377	$414

See accompanying notes.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Description of the Business and Basis of Presentation

VeriFone Holdings, Inc. (“VeriFone” or the “Company”) was incorporated in the state of Delaware on June 13, 2002 in order to acquire VeriFone, Inc. on July 1, 2002 as more fully described in Note 3. Prior to the Company’s initial public offering on May 4, 2005, VeriFone was majority owned by GTCR Fund VII, L.P., an equity fund managed by GTCR Golder Rauner, LLC (“GTCR”), a private equity firm. As of October 31, 2005, equity funds managed by GTCR owned approximately 36.9% of the outstanding common stock of the Company. VeriFone designs, markets, and services transaction automation systems that enable secure electronic payments among consumers, merchants, and financial institutions.

2.   Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

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

The Company records revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable, and (iv) collectibility is reasonably assured. Cash received in advance of revenue recognition is recorded as deferred revenue.

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

For revenue arrangements with multiple deliverables, upon shipment of its electronic payment devices, the Company has fair value for all remaining undelivered elements and recognizes the residual amount within the arrangement as revenue for the delivered items as prescribed in EITF 00-21. Revenues for the Company’s arrangements that include multiple elements are allocated to each undelivered element based on the fair value of each element. Fair value is determined based on the price charged when each element is sold separately and/or the price charged by third parties for similar services.

Net revenues from services such as customer support are initially deferred and then recognized on a straight-line basis over the term of the contract. Net revenues from services such as installations, equipment repairs, refurbishment arrangements, training and consulting are recognized as the services are rendered.

For software development contracts, the Company recognizes revenue using the completed contracts method as its basic accounting policy pursuant to SOP 81-1. During the period of performance of such contracts, billings and costs are accumulated on the balance sheet, but no profit is recorded before completion or substantial completion of the work. The Company uses customers’ acceptance of such products as the specific criteria to determine when such contracts are substantially completed. Provisions for losses on software development contracts are recorded in the period they become evident.

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

Foreign Currency Translation

The assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated from their respective functional currencies into U.S. dollars at the rates in effect at the balance sheet date, with resulting foreign currency translation adjustments recorded as other comprehensive income in the accompanying consolidated statements of changes in stockholders’ deficit and comprehensive income (loss). Revenue and expense amounts are translated at average rates during the period. Where the U.S. dollar is the functional currency, translation adjustments are recorded in other income (expense), net in the accompanying consolidated statements of operations.

Gains and losses realized from transactions, including intercompany balances not considered as permanent investment, and denominated in currencies other than an entity’s functional currency are included in other income (expense), net in the accompanying consolidated statements of operations.

Concentrations of Credit Risk

Cash is placed on deposit in major financial institutions in the United States and other countries. Such deposits may be in excess of insured limits. Management believes that the financial institutions that hold the Company’s cash are financially sound and, accordingly, minimal credit risk exists with respect to these balances.

The Company invests excess cash not required for use in operations primarily in high credit quality securities that the Company believes bear minimal risk. These investments are of a short-term nature and include investments in money market funds and auction rate and corporate debt securities. The Company has reflected the duration of auction rate securties (ARS) based on their reset feature. Rates on these securities typically reset every 7, 28 or 35 days. The underlying security of auction rate securities have a final maturity extending 15 to 30 years or more. The Company has not experienced any losses due to institutional failure or bankruptcy.

VeriFone’s accounts receivable are derived from sales to a large number of direct customers, resellers, and distributors in the Americas, Europe, and the Asia Pacific region. VeriFone performs ongoing evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral.

An allowance for doubtful accounts is determined with respect to those amounts that the Company has determined to be doubtful of collection using specific identification of doubtful accounts and an aging of receivables analysis based on invoice due dates. Actual collection losses may differ from management’s estimates, and such differences could be material to the consolidated financial position, results of operations and cash flows. Uncollectible receivables are written off against the allowance for doubtful accounts when all efforts to collect them have been exhausted and recoveries are recognized when they are received. Generally, accounts receivable are past due after 30 days of an invoice date unless special payment terms are provided.

In the years ended October 31, 2005, 2004 and 2003, one customer, First Data and Affiliates, accounted for 12%, 17% and 15% of net revenues, respectively. At October 31, 2005 and 2004, one customer, First Data and Affiliates, accounted for 13% and 22% of accounts receivable, respectively. No other customer accounted for 10% or more of net revenues for all periods presented or accounted for 10% or more of accounts receivable at October 31, 2005 and 2004.

The Company is exposed to credit loss in the event of nonperformance by counterparties on the foreign currency exchange contracts used to mitigate the effect of exchange rate changes and interest rate caps used to mitigate the effect of interest rate changes. These counterparties are large international financial institutions and to date, no such counterparty has failed to meet its financial obligations to the Company. The Company does not anticipate nonperformance by these counterparties.

Besides those noted above, the Company has no other off-balance-sheet concentrations of credit risk, such as option contracts or other derivative arrangements at October 31, 2005 and 2004.

Contract Manufacturing

The Company outsources the manufacturing of its products to contract manufacturers with facilities in China, Mexico, Singapore, and Brazil. The Company also utilizes a third-party service provider in the United States for its equipment repair service.

Fair Value of Financial Instruments

Financial instruments consist principally of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, long-term debt, foreign currency exchange contracts and interest rate caps. The estimated fair value of these instruments approximates their carrying value due to the short period of time to their maturities and the floating rate of interest on long-term debt. The fair value of foreign currency exchange contracts and interest rate caps are based on quotes from brokers using market prices for those or similar instruments.

Derivative Financial Instruments

The Company uses foreign currency forward contracts, to hedge certain existing and anticipated foreign currency denominated transactions. The terms of foreign currency forward contracts used are generally consistent with the timing of the foreign currency transactions. Under its foreign currency risk management strategy, the Company utilizes derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. This financial exposure is monitored and managed by the Company as an integral part of its overall risk management program which focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results. The Company also enters into interest rate caps in managing its interest rate risk on its variable rate secured credit facility.

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

The Company formally documents relationships between hedging instruments and associated hedged items. This documentation includes: identification of the specific foreign currency asset, liability or forecasted transaction being hedged; the nature of the risk being hedged; the hedge objective; and, the method of assessing hedge effectiveness. Hedge effectiveness is formally assessed, both at hedge inception and on an ongoing basis, to determine whether the derivatives used in hedging transactions are highly effective in offsetting changes in foreign currency denominated assets, liabilities and anticipated cash flow or hedged items. When an anticipated transaction is no longer likely to occur, the corresponding derivative instrument is designated as a hedge, and changes in fair value of the instrument are recognized in net income. One derivative instrument relating to an interest rate cap became ineffective, resulting in an immaterial charge for the year ended October 31, 2005.

The Company’s international sales are primarily denominated in U.S. dollars. For foreign currency denominated sales, however, the volatility of the foreign currency markets represents risk to the Company’s margins. The Company defines its exposure as the risk of changes in the functional-currency-equivalent cash flows (generally U.S. dollars) attributable to changes in the related foreign currency exchange rates. In fiscal years 2005 and 2004, the Company entered into certain transactions with foreign currency contracts with critical terms designed to match those of the underlying exposure. The Company did not qualify these foreign forward currency contracts as hedging instruments and, as such, records the changes in the fair value of these derivatives immediately in other income (expense), net in the Company’s accompanying consolidated statements of operations. As of October 31, 2005, the Company did not have any outstanding foreign currency forward contracts. The Company’s foreign currency forward contracts have generally had original maturities of 35 days or less. The gains or losses on foreign currency forward contracts are recorded in other income (expense), net in the accompanying consolidated statements of operations.

The Company is exposed to interest rate risk related to its debt, which bears interest based upon the LIBOR rate. On June 30, 2004, the Company entered into a secured credit facility (the “Credit Facility”) with a syndicate of financial institutions, led by Banc of America Securities and Credit Suisse First Boston. Under the Credit Facility, the Company is required to fix the interest rate-through swaps, rate caps, collars and similar agreements with respect to at least 30% of the outstanding principal amount of all loans and other indebtedness that have floating interest rates. This interest rate protection must extend through June 30, 2006. In July 2004, the Company purchased a two-year interest rate cap for $285,000 with a notional amount of $50 million under which the Company will receive interest payments if the three-month LIBOR rate exceeds 4%. In July 2004, the Company also purchased one-year interest rate caps for a total of $45,000, with combined notional amounts of $140 million, under which the Company would have received payments to the extent that the three-month LIBOR rate exceeded 5%. The $140 million combined interest rate caps expired in July of 2005. In March 2005, the Company purchased a one-year interest rate cap for $29,000 with an effective date of July 2005 and a notional amount of $30 million, under which the Company will receive payments to the extent the three-month LIBOR rate exceeds 5%.

The two remaining interest rate caps were recorded in prepaid expenses and other current assets in the consolidated balance sheet and are being amortized as interest expense over the life of the caps. Since July 2004, the Company has not received any interest payments to date, as three-month LIBOR has remained under 4% until the rate increased to 4.24% on the Credit Facility effective October 31, 2005.

The interest rate caps were designated as cash flow hedges and are recorded at fair value. The fair value of the interest rate caps as of October 31, 2005 was $208,000 which was recorded in prepaid expenses and other current assets in the consolidated balance sheet, with the related $28,000 unrealized loss recorded as a component of accumulated other comprehensive income, net of $11,000 tax benefit. The fair value of the interest rate caps as of October 31, 2004 was $69,000 which was recorded in prepaid expenses and other current assets in the consolidated balance sheet, with the related $247,000 unrealized loss recorded as a component of accumulated other comprehensive income, net of $96,000 tax benefit.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, money market funds, and other highly liquid investments with maturities of three months or less when purchased.

Marketable Securities

As of October 31, 2005, the Company classified its marketable securities as available-for-sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported in accumulated other comprehensive income, which is a separate component of stockholders’ equity (deficit), net of tax, in the accompanying consolidated balance sheets. The amortization of premiums and discounts on the investments and realized gains and losses, determined by specific identification based on the trade date of the transactions, are recorded in other income (expense), net in the accompanying consolidated statements of operations.

Debt Issuance Costs

Debt issuance costs are stated at cost, net of accumulated amortization. Amortization expense is calculated using the effective interest method and recorded in interest expense in the accompanying consolidated statements of operations.

Inventories

Inventories are stated at the lower of standard cost or market. Standard costs approximate the first-in, first-out (“FIFO”) method. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Such write-downs establish a new cost-basis of accounting for the related inventory. Actual inventory losses may differ from management’s estimates.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and are included in cost of net revenue in the accompanying consolidated statements of operations.

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

Research and Development Costs

Research and development costs are expensed as incurred. Costs eligible for capitalization under SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, were $0.9 million, $2.6 million and $2.0 million for the years ended October 31, 2005, 2004 and 2003, respectively. Capitalized software development costs of $5.5 million and $4.6 million at October 31, 2005 and 2004, respectively, are being amortized on a straight-line basis over the estimated life of the product to which the costs relate, ranging from three to five years. These costs, net of accumulated amortization of $2.0 million and $806,000 as of October 31, 2005 and 2004, respectively, are recorded in other assets in the accompanying consolidated balance sheets.

Advertising Costs

Advertising costs are expensed as incurred and totaled approximately $211,000, $161,000 and $136,000 for the years ended October 31, 2005, 2004 and 2003, respectively.

Income Taxes

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is expected to be realized on a more likely than not basis.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from results of operations. Specifically, foreign currency translation adjustments, changes in the fair value of derivatives designated as hedges and unrealized gains and losses on available-for-sale marketable securities are included in accumulated other comprehensive income in the accompanying consolidated statements of changes in stockholders’ deficit and comprehensive income (loss).

Equipment and Improvements

Equipment and improvements are stated at cost, net of accumulated depreciation and amortization. Equipment and improvements are depreciated on a straight-line basis over the estimated useful lives of the assets, generally two to seven years. The cost of equipment under capital leases is recorded at the lower of the present value of the minimum lease payments or the fair value of the assets and is amortized on a straight-line basis over the shorter of the term of the related lease or the estimated useful life of the asset. Amortization of assets under capital leases is included with depreciation expense.

Goodwill and Other Purchased Intangible Assets

Goodwill and other purchased intangible assets have been recorded as a result of the Company’s acquisitions. Goodwill is not amortized for book purposes but is amortizable for tax purposes over 15 years. Goodwill is subject to an annual impairment test. Other intangible assets are amortized over their estimated useful lives, generally 1.5 to five years.

The Company is required to perform an annual impairment test of goodwill and indefinite-lived intangible assets. Should certain events or indicators of impairment occur between annual impairment tests, the Company performs the impairment test of goodwill and indefinite-lived intangible assets at that date. In the first step of the analysis, the Company’s assets and liabilities, including existing goodwill and other intangible assets, are assigned to these identified reporting units to determine their carrying value. Based on how the business is managed, the Company has five reporting units. Goodwill was allocated to the reporting units based on their relative contributions to the Company’s operating results. If the carrying value of a reporting unit is in excess of its fair value, an impairment may exist, and the Company must perform the second step of comparing the implied fair value of the goodwill to its carrying value to determine the impairment charge. Through October 31, 2005, no impairment charge has been required.

The fair value of the reporting units is determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, tax deductions, and proceeds from disposition. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the particular investment.

Accounting for Impairment of Long-Lived Assets

The Company periodically evaluates whether changes have occurred that would require revision of the remaining useful life of equipment and improvements and purchased intangible assets or render them not recoverable. If such circumstances arise, the Company uses an estimate of the undiscounted value of expected future operating cash flows to determine whether the long-lived assets are impaired. If the aggregate undiscounted cash flows are less than the carrying amount of the assets, the resulting impairment charge to be recorded is calculated based on the excess of the carrying value of the assets over the fair value of such assets, with the fair value determined based on an estimate of discounted future cash flows. In fiscal 2005, the Company identified a fixed asset that no longer had utility and recorded an impairment charge in its North America segment of $1.0 million, which included $0.5 million of net book value and an additional $0.5 million of required maintenance payments. The write-off is included in cost of goods sold.

Stock-Based Compensation

Prior to May 1, 2005, the Company accounted for stock-based employee compensation plans under the intrinsic value recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations as permitted by Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). The intrinsic value of stock-based compensation recorded by the Company was $52,000, $400,000 and $81,000 for the years ended October 31, 2005, 2004 and 2003, respectively.

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

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the accompanying consolidated statements of cash flows. SFAS 123(R) requires the cash flows resulting from the tax benefits due to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

The application of SFAS 123(R) had the following effect on reported amounts relative to amounts that would have been reported using the intrinsic value method under APB No. 25 for the year ended October 31, 2005 (amounts in thousands, except per share data):

	Following	After Effect of
	APB 25	Adopting 123(R)
Operating income before income taxes	$ 60,600	$ 68,188
Income before income taxes	39,141	46,729
Net income	28,079	33,239
Net income per common share
Basic	$ 0.48	$ 0.57
Diluted	0.46	0.54
Net cash provided by operating activities	$ 41,482	$ 41,041
Net cash provided by financing activities	45,996	46,437

Pro forma information regarding net income and net income per share has been determined as if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans in all periods presented prior to the Company’s adopting SFAS 123(R) on May 1, 2005. The fair value of each stock option and stock purchase right was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended October 31,
	2005	2004	2003
Expected life of the options	4 years	2 years	4 years
Risk-free interest rate	4.3%	3.3%	2.8%
Expected stock price volatility	58%	80%	80%
Expected dividend yield	0.0%	0.0%	0.0%

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods using the straight-line method. The Company’s pro forma information is as follows (in thousands, except per share data):

	Years Ended October 31,
	2005	2004	2003
Net income (loss) attributable to common stockholders—as reported	$ 33,239	$ 647	$ (6,675)
Plus: stock-based employee compensation expense included in reported net income (loss) attributable to common stockholders	1,687	400	81
Less: total stock-based employee compensation expense determined under fair value based method for all awards	(1,935)	(763)	(114)
Net income (loss) attributable to common stockholders—pro forma	$ 32,991	$ 284	$ (6,708)
Basic net income (loss) per common share—as reported	$ 0.57	$ 0.01	$ (0.14)
Basic net income (loss) per common share—pro forma	$ 0.57	$ 0.01	$ (0.14)
Diluted net income (loss) per common share—as reported	$ 0.54	$ 0.01	$ (0.14)
Diluted net income (loss) per common share—pro forma	$ 0.54	$ 0.01	$ (0.14)

At October 31, 2005, the Company had four share-based compensation plans, which are described in Note 8. The compensation cost that has been charged to operations for those plans pursuant to SFAS 123(R) was $1.6 million for the year ended October 31, 2005. The total deferred tax benefit recognized in the statement of operations for share-based compensation arrangements pursuant to SFAS 123(R) was $548,000 for the year ended October 31, 2005.

Reclassifications

Certain prior year figures have been reclassified to conform to the October 31, 2005 presentation.

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period less the weighted average number of shares subject to a purchase. The diluted net income (loss) per common share data is computed using the weighted average number of common shares outstanding plus the effect of common stock equivalents, unless the common stock equivalents are antidilutive.

Segment Reporting

The Company maintains two operating segments, North America, consisting of U.S. and Canada, and International.

Recent Accounting Pronouncements

In November 2004, the FASB issued FASB Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS 154 is not expected to have a material impact on the Company’s consolidated resulting operations, financial position or cash flows.

Effective May 1, 2005, the Company early adopted the fair value recognition and measurement provisions of SFAS 123(R), which is applicable for stock-based awards exchanged for employee services and in certain circumstances for nonemployee directors. The Company elected to adopt the modified-prospective-transition method, as provided by SFAS 123(R). Accordingly, prior period amounts have not been restated. Under this transitional method, the Company is required to record compensation expense for all awards granted after the date of adoption using grant-date fair value estimated in accordance with the provisions of SFAS 123(R) and for the unvested portion of previously granted awards as of May 1, 2005 using the grant-date fair value estimated in accordance with the provisions of SFAS 123.

3.   Acquisitions

On July 1, 2002, the Company acquired all of the outstanding common stock of VeriFone, Inc. from VeriFone Holding Corp., a wholly owned subsidiary of Gores Technology Group (“Gores”). The consideration paid to acquire VeriFone, Inc. was cash and 6,882,354 shares of common stock of the Company. As a result, the Company effectively acquired 88% of the common stock of VeriFone, Inc. and Gores effectively retained a 12% ownership interest. The Company’s results of operations include the results of operations of VeriFone, Inc. subsequent to July 1, 2002. The transaction was accounted for under the purchase method of accounting.

On March 1, 2005, the Company acquired the assets of the GO Software business from Return on Investment Corporation for approximately $13.4 million in consideration, consisting of cash and transaction costs. The Company paid $13.0 million in cash and will pay up to $2.0 million in contingent consideration, based on the future business performance of GO Software through June 2006. GO Software provides PC-based point of sale payment processing software to more than 150,000 businesses. The Company acquired the assets of GO Software to broaden the Company’s presence at the point of sale beyond its core solutions. The Company’s consolidated financial statements include the operating results of the business acquired from the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material. This transaction was accounted for under the purchase method of accounting.

The total purchase price of $13.4 million was allocated to our North America segment as follows: $4.7 million to goodwill, $8.6 million to intangible assets comprised of developed technology of $4.5 million and customer relationships of $4.1 million and $0.1 million to net tangible assets acquired. With respect to the GO Software acquisition, the weighted average amortization period for developed technology and customer relationships was 2.5 years. The Company accrued in the purchase price allocation $313,000 of restructuring costs related to the integration of GO Software’s Savannah helpdesk facility with the Company’s helpdesk facility in Clearwater, Florida, of which $229,000 has been paid as of October 31, 2005.

The most significant adjustments to the historical carrying amounts of tangible assets acquired and liabilities assumed in the acquisitions above were inventories (an increase of $10.1 million), deferred revenues (a decrease of $3.8 million), and equipment and improvements (an increase of $3.3 million). The consolidated statement of operations effect of these items collectively reduced pretax income by approximately $1.2 million, $1.3 million and $2.4 million for the years ended October 31, 2005, 2004 and 2003, consisting of the following (in thousands):

	Years Ended October 31,
	2005	2004	2003
Equipment and improvements	$ 517	$ 753	$ 843
Deferred revenue	700	519	1,561
	$ 1,217	$ 1,272	$ 2,404

4.   Marketable Securities

Marketable securities consist of the following (in thousands):

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. corporate securities	$ 4,771	$ —	$ (2)	$ 4,769
Auction rate securities	12,000	—	—	12,000
	$ 16,771	$ —	$ (2)	$ 16,769

As of October 31, 2005, the decline in value of the Company’s marketable securities is primarily related to changes in interest rates and is considered to be temporary in nature. For the purposes of determining gross realized gains and losses, the cost of securities is based upon specific identification. In the table above, the Company has reflected the duration of auction rate securities (ARS) based on their reset feature. Rates on these securities typically reset every 7, 28 or 35 days. The underlying security in these investments has a final maturity extending 15-30 years or more.

5.   Balance Sheet and Statement of Operations Details

Allowance for Doubtful Accounts

Activity related to allowance for doubtful accounts consisted of the following (in thousands):

	Balance at	Charged to
	Beginning of	Costs and	Deductions-	Balance at
	Year	Expenses	Write-offs	End of Year
Year ended October 31, 2005	$ 2,868	$ (675)	$ (622)	$ 1,571
Year ended October 31, 2004	$ 4,268	$ (1,442)	$ 42	$ 2,868
Year ended October 31, 2003	$ 6,464	$ 1,627	$ (3,823)	$ 4,268

Inventories

Inventories consisted of the following (in thousands):

	October 31,
	2005	2004
Raw materials	$ 6,165	$ 6,104
Work-in-process	1,133	2,143
Finished goods	28,222	23,866
	$ 35,520	$ 32,113

Equipment and Improvements

Equipment and improvements consisted of the following (in thousands):

	October 31,
	2005	2004
Computer hardware and software	$ 3,525	$ 3,759
Office equipment, furniture and fixtures	1,407	1,447
Machinery and equipment	3,086	1,687
Leasehold improvements	4,738	2,975
	12,756	9,868
Accumulated depreciation and amortization	(6,883)	(4,114)
	$ 5,873	$ 5,754

At October 31, 2005 and 2004, equipment amounting to $1,336,000 was capitalized under capital leases. Related accumulated amortization at October 31, 2005 and 2004 amounted to $1,092,000 and $676,000, respectively.

Purchased Intangible Assets

Purchased intangible assets subject to amortization consisted of the following (in thousands):

	Gross Carrying Amount			Accumulated Amortization			Net
	October 31,		October 31,	October 31,		October 31,	October 31,	October 31,
	2004	Additions	2005	2004	Additions	2005	2005	2004
Developed technology	$ 26,304	$ 4,500	$ 30,804	$ (21,831)	$ (4,048)	$ (25,879)	$ 4,925	$ 4,473
Core technology	14,442	—	14,442	(6,741)	(2,888)	(9,629)	4,813	7,701
Trade name	22,225	—	22,225	(12,165)	(4,237)	(16,402)	5,823	10,060
Customer relationships	11,634	4,080	15,714	(11,634)	(729)	(12,363)	3,351	—
	$ 74,605	$ 8,580	$ 83,185	$ (52,371)	$ (11,902)	$ (64,273)	$ 18,912	$ 22,234

Amortization of purchased intangibles was allocated as follows (in thousands):

	Years Ended October 31,
	2005	2004	2003
Included in cost of net revenues	$ 6,935	$ 9,745	$ 14,148
Included in operating expenses	4,967	10,200	10,200
	$ 11,902	$ 19,945	$ 24,348

Estimated amortization expense as of October 31 is as follows (in thousands):

	Cost of	Operating
Fiscal Year	Revenues	Expenses	Total
2006	$ 5,154	$ 4,633	$ 9,787
2007	3,217	3,370	6,587
2008	846	754	1,600
2009	526	312	838
2010	—	100	100
	$ 9,743	$ 9,169	$ 18,912

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	Years Ended October 31,
	2005	2004
Balance, beginning of year	$ 53,224	$ 54,449
Additions related to the asset acquisition of GO Software	4,705	—
Resolution of tax contingencies and adjustments to tax reserves and valuation allowances established in purchase accounting	(10,669)	(1,225)
Balance, end of year	$ 47,260	$ 53,224

During fiscal 2005, the Company recorded a reversal of goodwill of approximately $6.9 million related to the favorable resolution of pre-acquisition tax contingencies and $3.8 million due to adjustments to tax reserves and valuation allowances established in purchase accounting.

Warranty

Activity related to warranty consisted of the following (in thousands):

	Years Ended October 31,
	2005	2004
Balance, beginning of year	$ 3,795	$ 4,561
Warranty charged to cost of net revenues	4,503	2,124
Utilization of warranty	(4,378)	(2,865)
Changes in estimates	1,323	(25)
Balance, end of year	$ 5,243	$ 3,795

Other Income (Expense), Net

Other income (expense), net consisted of the following (in thousands):

	Years Ended October 31,
	2005	2004	2003
Loss on debt extinguishment and debt repricing fee	$ (5,630)	$ (9,810)	$ —
Refund of foreign unclaimed pension benefits	—	—	2,820
Foreign currency transaction gains	428	252	1,246
Foreign currency contract losses	(1,227)	(2,425)	(1,145)
Other	(244)	114	636
	$ (6,673)	$ (11,869)	$ 3,557

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consisted of the following (in thousands):

	October 31,
	2005	2004
Foreign currency translation adjustments, net of tax of $834 and $535	$759	$418
Unrecognized loss on interest rate hedges, net of tax of $11 and $96	(17)	(151)
Unrealized loss on marketable securities, net of tax	(2)	—
	$740	$267

Income tax expense allocated to the components of accumulated other comprehensive income consisted of the following (in thousands):

	Years Ended October 31,
	2005	2004	2003
Foreign currency translation adjustments	$299	$160	$375
Unrealized gains (losses) on interest rate hedges	85	(96)	—
	$384	$64	$375

6.   Financing

The Company’s financings consisted of the following (in thousands):

	October 31,
	2005	2004
Secured credit facility
Revolver	$—	$—
Term B loan	182,553	189,525
Second lien loan	—	72,000
Capital leases	253	662
	182,806	262,187
Less current portion	(1,994)	(2,308)
	$180,812	$259,879

Secured Credit Facility

On June 30, 2004, the Company entered into a secured credit facility (the “Credit Facility”) with a syndicate of financial institutions, led by Banc of America Securities and Credit Suisse First Boston. The Credit Facility consists of a Revolver permitting borrowings up to $30 million, a Term B Loan of $190 million, and a Second Lien Loan of $72 million. The Credit Facility is guaranteed by the Company and its subsidiaries and is secured by collateral including substantially all of the Company’s assets and stock of the Company’s subsidiaries. As of October 31, 2005 and 2004, the interest rate on the Term B Loan was 6.24% and 4.63%, respectively. As of October 31, 2004, the interest rate on the Second Lien Loan was 8.13%. For the year ended October 31, 2005 and the period from June 30, 2004 to October 31, 2004 the weighted average interest rate on the Credit Facility was 5.72% and 5.08%, respectively. The Company also pays a commitment fee on the unused portion of the Revolver under its Credit Facility at a rate that varies between 0.375% and 0.5% per annum depending upon its consolidated total leverage ratio.

At the Company’s option, the Revolver bears interest at a range of 1.75% to 2.75% over the three-month LIBOR rate, which was 4.24% and 2.13% at October 31, 2005 and October 31, 2004, depending upon the Company’s leverage ratio as defined in the Credit Facility Agreement, or 1.50% over the lender’s base rate, which was 6.75% and 4.75% at October 31, 2005 and October 31, 2004, respectively. The entire $30 million Revolver was available for borrowing to meet short-term working capital requirements at October 31, 2005 and October 31, 2004. At the Company’s option, borrowings on the Term B Loan bear interest at a rate of either 2.0% (2.5% prior to May 4, 2005) over the three-month LIBOR or 1.0% (1.5% prior to May 4, 2005) over the lender’s base rate. Interest payments are due monthly, bi-monthly, quarterly or bi-quarterly at the Company’s option. The lender’s base rate is the greater of the Fed Funds rate plus 50 basis points or the Bank of America prime rate. The respective maturity dates on the components of the Credit Facility are June 30, 2009 and June 30, 2011 for the Revolver and Term B Loan. Payments on the Term B Loan are due in equal quarterly installments of $462,000 over the seven-year term on the last day of the second month of each quarter.

On May 4, 2005, the Company used a portion of the net proceeds that it received from its initial public offering to repay in full the Second Lien Loan and to pay a prepayment premium of $2.2 million. During the year ended October 31, 2005, the Company also prepaid $5.0 million of the principal balance on the Term B Loan. The Company recorded a loss on debt extinguishment of $5.1 million, including the $2.2 million prepayment premium and $2.9 million of unamortized debt issuance costs, in other income (expense), net on the condensed consolidated statements of operations in the year ended October 31, 2005.

The Company used the proceeds from the June 2004 Credit Facility to i) repay all amounts outstanding under the existing Term and Revolving Notes Payable Facility and certain promissory notes payable to stockholders, ii) redeem all outstanding Preferred Stock, and iii) pay a dividend to common stockholders. The Company recorded a loss of $9.8 million in the year ended October 31, 2004, on early extinguishment of this debt which was recorded in other income (expense), net in the consolidated statements of operations. Included as part of the loss on debt extinguishment were the unamortized debt discount of $7.8 million on promissory notes payable to stockholders and an early termination fee of $1.2 million paid to the holders on such notes.

The terms of the Credit Facility require the Company to comply with financial covenants, including maintaining leverage, and fixed charge coverage ratios, obtaining protection against fluctuation in interest rates, and limits on capital expenditure levels at the end of each fiscal quarter. As of October 31, 2005, the Company was required to maintain a senior leverage ratio of not greater than 3.00 to 1.0, a maximum leverage ratio of not greater than 4.50 to 1.0 and a fixed charge ratio of at least 2.0 to 1.0. Some of the financial covenants become more restrictive over the term of the Credit Facility. Noncompliance with any of the financial covenants without cure or waiver would constitute an event of default under the Credit Facility. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of repayment of the principal and interest outstanding and a termination of the revolving Credit Facility. The Credit Facility contains nonfinancial covenants that restrict some of the Company’s activities, including, its ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in specified transactions with affiliates. The terms of the Credit Facility permit prepayments of principal and require prepayments of principal upon the ocurrence of certain events including among others, the receipt of proceeds from the sale of assets, the receipt of excess cash flow as defined, and the receipt of proceeds of certain debt issuances. The Credit Facility also contains customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, subject to specified grace periods, breach of specified covenants, change in control and material inaccuracy of representations and warranties. The Company was in compliance with its financial and nonfinancial covenants as of October 31, 2005 and October 31, 2004.

On March 23, 2005, the Company executed the first amendment to its Credit Facility that became effective upon closing of the Company’s initial public offering on May 4, 2005. Prior to the amendment, borrowings on the Term B Loan bore interest at a rate of either 2.50% over the three-month LIBOR or

1.50% over the lender’s base rate. Subsequent to the amendment, at the Company’s option, borrowings on the Term B Loan bear interest at a rate of either 2.00% over the three-month LIBOR or 1.00% over the lender’s base rate. On September 7, 2005, the Company executed the second amendment to its Credit Facility. Under the terms of the second amendment, the Company is no longer required to make a mandatory payment of 50% of the proceeds that it receives from a public equity offering. These amendments also relaxed certain of the financial and non-financial covenants.

These amendments do not represent significant modifications in accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. The Company paid approximately $0.6 million in fees in connection with the amendments, which was recorded in other income (expense), net in the accompanying consolidated statements of operations for the year ended October 31, 2005

Capital Leases

The Company leases certain equipment under capital leases. Payments due under capital leases as of October 31, 2005, are as follows (in thousands):

Twelve months ending October 31:
2006	$155
2007	60
2008	39
2009	15
2010	—
Total minimum lease payments	269
Amount representing interest	(16)
Present value of minimum lease payments	253
Less current portion	(145)
Long-term portion	$108

Principal Payments

Principal payments due for financings, including capital leases, over the next six years are as follows (in thousands):

Twelve months ending October 31:
2006	$2,004
2007	1,909
2008	1,888
2009	1,863
2010	1,848
2011	173,310
182,822
Amount representing interest on capital leases	(16)
$182,806

7.   Income Taxes

Income before income taxes consisted of the following (in thousands):

	Years Ended October 31,
	2005	2004	2003
U.S.	$40,625	$3,372	$9,286
Foreign	6,104	7,205	3,251
	$46,729	$10,577	$12,537

The provision (benefit) for income taxes consisted of the following (in thousands):

	Years Ended October 31,
	2005	2004	2003
Current:
Federal	$19,717	$9,453	$8,924
State	3,754	1,836	2,082
Foreign	2,984	2,599	521
	$26,455	$13,888	$11,527
Deferred:
Federal	$(11,215)	$(8,291)	$275
State	(1,640)	(1,185)	39
Foreign	(110)	559	455
	$(12,965)	$(8,917)	$769
Provision for income taxes	$13,490	$4,971	$12,296

A reconciliation of taxes computed at the federal statutory income tax rate to the provision for income taxes is as follows (in thousands):

	Years Ended October 31,
	2005	2004	2003
Provision computed at the federal statutory rate	$16,355	$3,702	$4,388
State income tax, net of federal tax benefit	1,374	423	1,379
Foreign income taxes	802	(234)	—
Valuation allowance	(4,836)	1,239	6,565
Other	(205)	(159)	(36)
	$13,490	$4,971	$12,296

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets and liabilities were as follows (in thousands):

	Years Ended October 31,
	2005	2004
Deferred tax assets:
Inventories	$4,224	$1,844
Net operating loss carryforwards	7,076	7,178
Accrued expenses and reserves	7,206	6,400
Deferred revenue	7,874	2,756
Depreciation	1,371	393
Acquisition related items	23,331	21,964
Foreign currency	30	37
Foreign tax credit	—	1,090
Other assets	548	—
Valuation allowance	(20,667)	(25,605)
Total deferred tax assets	30,993	16,057
Deferred tax liabilities:
Lease receivable	—	(144)
Inventories	(137)	(315)
Foreign currency	(908)	(535)
Unremitted earnings of foreign subsidiaries	(96)	(541)
Other	(819)	(651)
Total deferred tax liabilities	(1,960)	(2,186)
Net deferred tax assets	$29,033	$13,871

At October 31, 2005, the Company had recorded net deferred tax assets of $29.0 million. The realization of the deferred tax assets is primarily dependent on the Company generating sufficient U.S. and certain foreign taxable income in fiscal years 2006, 2007, and 2008 as forecasted by management. Although realization is not assured, the Company’s management believes that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease when the Company reevaluates the underlying basis for its estimates of future taxable income.

At October 31, 2005 and 2004, the Company had recorded a valuation allowance for deferred tax assets of $20.7 million and $25.6 million, respectively. Approximately $4.1 million of deferred tax assets subject to the valuation allowance are attributable to acquisition-related items that, when realized, may reduce goodwill. During the years ended October 31, 2005 and 2004, goodwill was reduced by approximately $0.5 million and $1.2 million, respectively, as a result of a reduction in the valuation allowance for acquisition-related deferred tax assets that were realized.

The Company had aggregate net operating loss carryforwards (NOLs) in various foreign countries of approximately $23.2 million at October 31, 2005. The Company has provided a full valuation allowance on deferred tax assets recorded in connection with the foreign NOLs in countries where management believes that it is more likely than not that such deferred tax assets will not be realized. Approximately $16.0 million of foreign NOLs may be carried forward indefinitely. The remaining balance of approximately $7.2 million of foreign NOLs is subject to limited carryfoward terms of 5 to 15 years. NOLs of $0.7 million, $3.8 million and $1.9 million will expire in 2006, 2007 and 2008, respectively, if not utilized.

The Company reduced tax liabilities by $7.6 million in the year ending October 31, 2005 due to the resolution of certain pre-acquisition tax contingencies. The reduction in tax liabilities resulted in a reduction of goodwill by $6.9 million for tax liabilities recorded for the period prior to our 2002 acquisition and a reduction in the current provision for taxes by $0.7 million related to interest accrued on this tax liability after the acquisition. In addition, during the years ended October 31, 2005 the Company reduced goodwill by approximately $3.3 million, related to other adjustments to valuation allowances established in purchase accounting.

The Company’s deferred tax asset valuation allowance decreased $4.9 million and increased $2.2 million in the years ended October 31, 2005 and 2004, respectively.

The Company has not provided U.S. taxes on certain non-U.S. subsidiaries for which the earnings are permanently reinvested. These subsidiaries had accumulated earnings of approximately $0.4 million as of October 31, 2005. No U.S. tax liability would be incurred if these earnings were remitted to the U.S. parent.

8.   Stockholders’ Equity (Deficit)

Common and Preferred Stock

As of October 31, 2004, the Company was authorized to issue shares of both Voting and Nonvoting Common Stock. The rights and privileges for each share of Nonvoting Common Stock are identical to and rank equally with those of Voting Common Stock except they are nonvoting.

On May 4, 2005 the Company amended its articles of incorporation to authorize 100,000,000 shares of Common Stock, par value $0.01 per share, and 10,000,000 shares of Preferred Stock, par value $0.01. The holder of each Common Stock has the right to one vote. The board of directors has the authority to issue the undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. At October 31, 2005 and October 31, 2004, there were no shares of Preferred Stock outstanding.

In conjunction with the May 4, 2005 amendment to the articles of incorporation, all shares of Nonvoting Common Stock were converted to shares of Voting Common Stock on a one-for-one basis. Further, all options to purchase shares of Nonvoting Common Stock were converted to options to purchase Voting Common Stock on a one-for-one basis. At October 31, 2005 and 2004, there were 67,646,279 and 56,448,997 shares of Common Stock outstanding.

On May 4, 2005, in connection with the amendment and restatement of our Certificate of Incorporation, the Company converted all Nonvoting shares of Common Stock to Voting shares of Common Stock on a one-for-one basis, with a corresponding effective conversion of all outstanding options to purchase Nonvoting shares of Common Stock and shares reserved for issuance under the Option Plan. As a result of that modification, the Company recognized additional compensation expense of $56,000 that was determined pursuant to FAS 123(R), of which $35,000 was recognized as additional compensation expenses in the year ended October 31, 2005 for vested options to purchase shares of Common Stock.

On May 4, 2005, the Company completed an initial public offering of 15.4 million shares of its Common Stock at a price of $10.00 per share. Of the shares sold, 8.5 million shares, with an aggregate offering price of $85.0 million, were sold by the Company and 9.2 million shares, with an aggregate offering price of $92.1 million were sold by selling stockholders, including the underwriters’ over-allotment of 2.3 million shares. The Company received approximately $76.8 million in net proceeds from the offering, of which $72.0 million was used to repay the outstanding principal owed on the second lien loan under the Credit Facility and $2.2 million was used to pay a prepayment premium under the Credit Facility.

On September 23, 2005, the Company completed a follow-on public offering of 13.1 million shares of its Common Stock at a price of $20.78 per share. Of the shares sold, 2.5 million shares, with an aggregate offering price of $51.9 million, were sold by the Company and 10.6 million shares, with an aggregate offering price of $219.8 million were sold by selling stockholders. The Company received approximately $48.7 million in net proceeds from this offering.

On June 30, 2004 the Company paid a dividend to Voting and Nonvoting Common Shareholders of $1.72 per share for an aggregate dividend of $97.4 million.

Restricted Common Stock

The Company has a right to repurchase any or all of 3,910,428 shares of Voting Common Stock sold to the CEO at the original sale price, $0.0333 per share, in the event the CEO ceases to be employed by the Company or any of its subsidiaries. This right lapses at a rate of 20% per year. Upon sale of the Company, any remaining unvested shares will become vested. At October 31, 2005 and 2004, respectively, 1,564,171 and 2,346,257 shares of Voting Common Stock issued to the CEO remained subject to this lapsing repurchase right.

The Company has the right to repurchase any or all of 1,929,145 shares of Voting Common Stock sold to 11 executives of the Company pursuant to the Company’s 2002 Securities Purchase Plan at the lesser of the original sale price, $0.0333 per share, or the fair value on the date of separation in the event that the executives cease to be employed by the Company or any of its subsidiaries. This right lapses at a rate of 20% per year. Upon the sale of the Company, all remaining unvested shares will become vested. At October 31, 2005 and 2004, respectively, 437,969 and 719,522 shares of Voting Common Stock remained subject to this lapsing repurchase right.

Pursuant to APB No. 25 the Company recorded deferred stock-based compensation of $446,000 in connection with several sales of Voting Common Stock to the executives before October 31, 2003. The deferred stock-based compensation represents the difference between the fair value of the Company’s Voting Common Stock for accounting purposes and the original sale price. The Company amortized the deferred stock-based compensation to expense on a straight-line basis over the vesting period through April 30, 2005. The Company ceased amortization of this stock-based compensation pursuant to APB No. 25 on April 30, 2005 upon adoption of SFAS 123(R). During the years ended October 31, 2005, 2004 and 2003, the Company recorded $52,000, $63,000 and $81,000 of stock compensation expense, which was included in general and administrative expenses in the accompanying consolidated statements of operations.

During the year ended October 31, 2004, several executives ceased to be employed by the Company and the Company repurchased 446,658 unvested shares of Voting Common Stock for $15,000. As a result, deferred compensation of $139,000 previously recognized pursuant to APB No. 25 related to the repurchased shares was reversed. During the year ended October 31, 2004, the Company recognized $337,000 in stock based compensation pursuant to APB No. 25 as a result of a modification to accelerate vesting on a portion of various executives’ unvested shares upon departure from the Company, which was included in general and administrative expenses in the accompanying consolidated statements of operations.

A summary of the status of the Restricted Common Stock nonvested shares as of October 31, 2005 and changes during the year then ended is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at November 1, 2004	5,087,570	$0.06
Granted	—	—
Vested	(3,022,862)	0.06
Forfeited	(62,568)	0.06
Nonvested at October 31, 2005	2,002,140	0.06

Stock Option Plans

As of October 31, 2005, the Company had a total of 3,478,245 stock options outstanding with a weighted average exercise price of $8.60 per share. The number of securities that remained available for future grants was 1,227,735 as of October 31, 2005.

New Founders’ Stock Option Plan

On April 30, 2003, the Company adopted the New Founders’ Stock Option Plan (the “Option Plan”) for executives and employees of the Company. A total of 1,500,000 shares of the Company’s Nonvoting Common Stock had been reserved for issuance under the Option Plan. On May 4, 2005, in connection with the amendment and restatement of the Company’s Certificate of Incorporation, the Company converted all Nonvoting shares of Common Stock to Voting shares of Common Stock on a one-for-one basis, with a corresponding effective conversion of all outstanding options to purchase shares of Nonvoting Common Stock and shares reserved for issuance under the Option Plan. The Company received no consideration as a result of this transaction. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the day of grant. Those option awards generally vest over a period of five years from the date of grant and have a maximum term of ten years.

A summary of activity in the Option Plan and related information is as follows:

	Years Ended October 31,
	2005				2004		2003
Options	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value	Shares Under Option	Weighted- Average Exercise Price	Shares Under Option	Weighted- Average Exercise Price
Balance beginning of year	1,292,940	$3.06			668,420	$3.05	—	$—
Options granted	187,000	10.00			742,000	3.07	715,300	3.05
Options exercised	(99,495)	3.05			(14,525)	3.05	(5,000)	3.05
Options cancelled	(111,400)	3.08			(102,955)	3.05	(41,880)	3.05
Balance end of year	1,269,045	4.13	8.29	$24,200,000	1,292,940	3.06	668,420	3.05
Vested or expected to vest at October 31, 2005	1,118,029	$4.13	8.29	$21,320,000
Exercisable at end of year	438,615	$3.09	8.04	$8,819,000	256,045	$3.05	162,120	$3.05

The weighted-average grant-date fair value of options granted for Common Stock was $6.18, $1.42 and $0.002 during the years ended October 31, 2005, 2004 and 2003, respectively. At October 31, 2005, 2004 and 2003, respectively, zero, 3,240 and 5,000 shares of Common Stock were subject to repurchase within 90 days of the stockholders’ termination of employment. At October 31, 2005 and 2004, the Company had reserved 1,380,980 and 1,480,475 shares, respectively, of Common Stock for issuance under the Option Plan. The total intrinsic value of options exercised during the year ended October 31, 2005 was $1.4 million.

Pursuant to EITF 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44, the $97.4 million dividends paid on June 30, 2004 to voting and nonvoting Common Stockholders constituted an equity restructuring. As a result, the Company adjusted the exercise price of outstanding stock options in order to maintain the ratio of the fair value of common stock to the exercise price of the options before and after the dividend. As a result, this modification to the outstanding stock options has no accounting consequence. However, since the Company did not adjust the number of outstanding stock options to maintain the negative intrinsic value, cancellation accounting is applicable to the 429,615 additional stock options that would have been necessary to maintain the negative intrinsic value. However, no issuance of stock options has occurred through April 30, 2005, the date of option of SFAS 123(R), that would result in a charge for cancellation accounting.

In connection with the issuance of options to purchase shares of Nonvoting Common Stock in the years ended October 31, 2005 and 2004, the Company recorded deferred stock-based compensation of $298,000 and zero, respectively, pursuant to APB No. 25. The deferred stock-based compensation represents the difference between the fair value of the Company’s Nonvoting Common Stock for accounting purposes and the original exercise price on the date of grant. The Company amortized the deferred stock-based compensation to expense on a straight-line basis over the vesting period through April 30, 2005. The Company ceased amortization of this stock-based compensation pursuant to APB No. 25 on April 30, 2005 upon adoption of SFAS 123(R). During the year ended October 31, 2005, the Company recorded stock compensation expense pursuant to APB No. 25 of $15,000 related to these options.

As of October 31, 2005, pursuant to FAS 123(R) there was $1.8 million of total unrecognized compensation cost related to nonvested shared-based compensation arrangements granted under the Option Plan. The cost is expected to be recognized over a weighted-average period of 2.25 years. The total fair value of shares vested during the year ended October 31, 2005 was $344,000.

Directors’ Stock Option Plan

In January, 2005, the Company adopted the Outside Directors’ Stock Option Plan (the “Directors’ Plan”) for members of the Board of Directors of the Company who are not employees of the Company or representatives of major stockholders of the Company. A total of 225,000 shares of the Company’s Voting Common Stock have been reserved for issuance under the Directors’ Plan. The Directors’ Plan provides for a grant to each director, upon initial appointment to the board, options to purchase 30,000 shares of Voting Common Stock and, each year thereafter, options to purchase an additional 7,500 shares of Voting Common Stock. Stock options granted generally vest over a period of four years from the date of grant and have a maximum term of seven years.

A summary of activity in the Directors’ Plan and related information is as follows:

	Year Ended October 31, 2005
Options	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options granted	90,000	$10.00
Options exercised	—
Options cancelled	—
Balance end of year	90,000	$10.00	6.22	$1,188,000
Vested or expected to vest at October 31, 2005	90,000	$10.00	6.22	$1,188,000
Exercisable at end of year	—	$—	—	$—

The weighted-average fair value of options granted for the Directors’ Plan during the year ended October 31, 2005 was $6.18. The Company has reserved 225,000 shares of Voting Common Stock for issuance under the Directors’ Plan of which 135,000 are available for grant. The total intrinsic value of options exercised during the year ended October 31, 2005 was zero as there were no exercises during the year.

In connection with the issuance of options to purchase shares of Voting Common Stock in the year ended October 31, 2005, the Company recorded deferred stock-based compensation of $144,000 pursuant to APB No. 25. The deferred stock-based compensation represents the difference between the fair value of the Company’s Voting Common Stock for accounting purposes and the original exercise price on the date of grant. The Company amortized the deferred stock-based compensation to expense on a straight-line basis over the vesting period through April 30, 2005. The Company ceased amortization of this stock-based compensation pursuant to APB No. 25 on April 30, 2005 upon adoption of FAS 123(R). During the year ended October 31, 2005, the Company recorded $11,000 of stock compensation expense pursuant to APB No. 25 for these options, which was included in general and administrative expenses in the accompanying consolidated statements of operations.

As of October 31, 2005, pursuant to FAS 123(R) there was $0.4 million of total unrecognized compensation cost related to nonvested shared-based compensation arrangements granted under the Directors’ Plan. The cost is expected to be recognized over a weighted-average period of 3.25 years. The total fair value of shares vested during the year ended October 31, 2005 was zero as no shares vested during the period.

Equity Incentive Option Plan

On April 29, 2005, the Company adopted the 2005 Equity Incentive Option Plan (the “EIP Plan”) for executives, employees of the Company and other individuals who perform services to the Company. A total of 3,100,000 shares of the Company’s Common Stock have been reserved for issuance under the EIP Plan. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the day of grant. Those options generally vest over a period of four years from the date of grant and have a maximum term of seven years.

The following table summarizes option activity under the EIP Plan during the year ended October 31, 2005:

	Year Ended October 31, 2005
Options	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at November 1, 2004	—	$—
Options granted	2,221,700	11.18
Options exercised	—
Options cancelled	(102,500)	10.00
Balance at end of year	2,119,200	$11.21	$6.53	$25,403,000
Vested or expected to vest at October 31, 2005	1,909,399	$11.21	6.53	$22,888,000
Exercisable at end of year	—	$—		$—

The weighted-average grant-date fair value options granted during the year ended October 31, 2005 was $5.35. The total intrinsic value of options exercised during the year ended October 31, 2005 was zero as there were no exercises during the period.

As of October 31, 2005, pursuant to FAS 123(R) there was $10.2 million of total unrecognized compensation cost related to nonvested shared-based compensation arrangements granted under the EIP Plan. The cost is expected to be recognized over a weighted-average period of 3.5 years. The total fair value of shares vested during the year ended October 31, 2005 was zero as no shares vested during the period.

The total cash received from employees as a result of employee stock option exercises under all plans for the year ended October 31, 2005 was $312,000. In connection with these exercises, the tax benefits realized by the Company for fiscal 2005 were $441,000.

The Company estimates the grant-date fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123(R) and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107, Share-Based Payment, using the weighted-average assumptions noted in the following table. Expected volatility of the stock is based on the Company’s peer group in the industry in which it does business because the Company does not have sufficient historical volatility data for its own stock. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the US Treasury zero-coupon issues with a remaining term equal to the expected term of the options used in the Black-Scholes valuation model. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under SFAS 123(R). The Company’s assumptions subsequent to adoption of FAS 123(R) are as follows:

Year Ended October 31, 2005
Expected term of the options	4 years
Risk-free interest rate	4.3%
Expected stock price volatility	58%
Expected dividend rate	0.0%

Warrants

On June 28, 2004 warrants to purchase 2,577,102 shares of Voting Common Stock issued in conjunction with a previous debt financing with two stockholders, were exercised for consideration deemed paid on issuance of the debt.

9.   Net Income (Loss) per Common share

Basic income (loss) per common share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. The diluted net income (loss) per common share data is computed using the weighted average number of common shares outstanding plus the effect of common stock equivalents, unless the common stock equivalents are antidilutive.

The following details the computation of the income (loss) per common share (in thousands, except per share data):

	Years Ended October 31,
	2005	2004	2003
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss) attributable to common stockholders	$33,239	$647	$(6,675)
Denominator:
Weighted-average shares of voting and non voting common stock outstanding	60,989	54,891	54,087
Less: weighted-average shares subject to repurchase	(2,671)	(4,166)	(5,218)
Weighted-average shares used in computing basic net income per common share	58,318	50,725	48,869
Add dilutive securities:
Weighted-average shares subject to repurchase	2,671	4,166	—
Warrants to purchase voting common stock	—	1,697	—
Stock options	471	—	—
Weighted-average shares used in computing diluted net income (loss) per common share	61,460	56,588	48,869
Net income (loss) per common share:
Basic	$0.57	$0.01	$(0.14)
Diluted	$0.54	$0.01	$(0.14)

As of October 31, 2003 options to purchase 668,420 shares of Nonvoting Common Stock and warrants to purchase 2,577,102 share of Voting Common Stock were outstanding. Due to the anti-dilutive nature of these options and warrants, there is no effect on the calculation of weighted average shares for diluted net loss per common share. As of October 31, 2005 and 2004, options to purchase 250,500 and 1,292,940 shares of Common Stock were excluded from the calculation of weighted average shares for diluted net income per share as they were anti-dilutive. The effect of potentially dilutive securities from shares subject to repurchase of 5,218,000 for the year ended October 31, 2003 were not included in the computation of diluted net income (loss) per share as the effect is antidilutive due to net loss. Prior to redemption in fiscal 2003, Class A Preferred Stock had been excluded from the determination of fully diluted net income per share due to the contingent nature of the conversion right.

10.   Commitments and Contingencies

Commitments

The Company leases certain real and personal property under noncancelable operating leases. Additionally, the Company subleases certain real property to third parties. Future minimum lease payments and sublease rental income under these leases as of October 31, 2005, were as follows (in thousands):

	Minimum Lease Payments	Sublease Rental Income	Net Minimum Lease Payments
Twelve months ending October 31:
2006	$6,203	$(379)	$5,824
2007	4,045	(248)	3,797
2008	3,176	(214)	2,962
2009	1,752	(222)	1,530
2010	694	(19)	675
Thereafter	84	—	84
	$15,954	$(1,082)	$14,872

Certain leases require the Company to pay property taxes, insurance and routine maintenance, include rent escalation clauses and options to extend the term of certain leases. Rent expense was approximately $7.7 million, $6.6 million and $6.4 million for the years ended October 31, 2005, 2004 and 2003, respectively. Sublease rental income was approximately $147,000, $500,000 and $422,000 for the years ended October 31, 2005, 2004 and 2003, respectively.

Contingencies

Manufacturing Agreements

The Company works on a purchase order basis with third-party contract manufacturers with facilities in China, Mexico, Singapore, and Brazil to manufacture substantially all of the Company’s inventories. The Company provides each manufacturer with a master purchase order on a monthly basis, which constitutes a binding commitment by the Company to purchase materials produced by the manufacturer as specified in the master purchase order. The total amount of purchase commitments as of October 31, 2005 and 2004 was approximately $18.6 million and $37.4 million, respectively, and are generally paid within one year. Of this amount, $1.9 million and $1.1 million has been recorded in other current liabilities in the accompanying consolidated balance sheets as of October 31, 2005 and 2004, respectively, because the commitment may not have future value to the Company.

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

Brazilian State Tax Assessment

The Company’s Brazilian subsidiary is the subject of a tax assessment regarding a Brazilian state value added tax (“VAT”), for the periods from January 2000 to December 2001 related to products supplied to us by a contract manufacturer.

The assessment relates to an asserted deficiency of 6.4 million Brazilian reais (approximately $2.9 million) including interest and penalties. The tax assessment was based on a clerical error in which the Company’s Brazilian subsidiary omitted the required tax exemption number on its invoices. Management does not expect that the Company will ultimately incur a material liability in respect of this assessment, because they believe, based in part on advice of the Company’s Brazilian tax counsel, that the Company will prevail in the proceedings relating to this assessment. On May 25, 2005, the Company had an administrative hearing with respect to this audit. Management expects to receive the decision of the administrative judges sometime during December 2005 or January 2006. In the event the Company receives an adverse ruling from the administrative body, the Company will decide whether or not to appeal and would reexamine the determination as to whether an accrual is necessary.

It is currently uncertain what impact the state tax examination may have with respect to the Company’s use of a corresponding exemption to reduce the Brazilian federal VAT.

11.   Related-Party Transactions

For the years ended October 31, 2005, 2004 and 2003, respectively, the Company recorded $125,000, $250,000 and $250,000 of management fees payable to GTCR Golder Rauner, L.L.C., an affiliate of a stockholder. These fees are included in general and administrative expenses in the accompanying consolidated statements of operations. Upon the closing of the Company’s public offering, the management fees ceased.

The Company recorded amortization of the debt issuance costs of zero, $219,000 and $404,000 for the years ended October 31, 2005, 2004 and 2003 related to a debt placement fee paid to GTCR Golder Rauner, L.L.C, which is included in interest expense, net in the accompanying consolidated statements of operations. The debt amortization ceased on June 30, 2004 when the Company repaid the debt and the remaining unamortized costs were included in the determination of loss on debt extinguishment in other income (expenses), net in the accompanying consolidated statements of operations. In June 2004, the Company paid a placement fee of $2,920,000 to GTCR Golder Rauner, L.L.C., for services related to the new Credit Facility described in Note 6. The debt issuance costs are being amortized over the term of the related debt. The Company recorded amortization of debt issuance costs related to these costs of $282,000 and $98,000, respectively, for the years ended October 31, 2005 and 2004, which is included in interest expense, net in the accompanying consolidated statements of operations. In the year ended October 31, 2005, the Company made prepayments on the Credit Facility and $712,000 of the unamortized debt issuances related to the placement fee was written off. As of October 31, 2005, the balance of unamortized debt issuance costs related to the placement fee is $1,830,000.

For the years ended October 31, 2005, 2004 and 2003, respectively, the Company accrued zero, $5.2 million, and $7.8 million of interest on promissory notes payable to stockholders. The Company repaid the balance of the debt and accrued interest on June 30, 2004. In connection with the repayment of the debt, the Company paid an early termination fee of $1,200,000 to the stockholders that have been included as part of the loss on debt extinguishment included in other income (expense), net in the accompanying consolidated statements of operations.

For the years ended October 31, 2005, 2004 and 2003, respectively, the Company recorded $152,000, $1.2 million and $617,000, of expenses paid to affiliates in connection with services they provided or arranged, which are included in general and administrative expenses in the accompanying statements of operations.

12.   Restructuring Charges

In connection with the acquisition of VeriFone Inc. by the Company on July 1, 2002, the Company assumed the liability for a restructuring plan. As of October 31, 2005, the remaining accrued restructuring balance represents primarily future facilities lease obligations, net of estimated future sublease income, which is expected to be paid through 2007.

Activities related to the restructuring liability are as follows (in thousands):

	Facilities	Other	Total
Balance at October 31, 2003	$3,019	$189	$3,208
Adjustments	264	—	264
Cash payments	(1,248)	(111)	(1,359)
Balance at October 31, 2004	2,035	78	2,113
Adjustments	95	—	95
Cash payments	(930)	(18)	(948)
Balance at October 31, 2005	$1,200	$60	$1,260

In connection with acquisition of the of the assets of the GO Software business from Return on Investment Corporation on March 1, 2005, the Company accrued in the purchase price allocation $313,000 of restructuring costs related to the integration of GO Software’s Savannah helpdesk facility with the Company’s helpdesk facility in Clearwater, Florida, of which $229,000 has been paid as of October 31, 2005.

At October 31, 2005 and 2004, $849,000 and $1,327,000 of the restructuring liability was included in other current liabilities and $495,000 and $786,000 was included in other long-term liabilities in the accompanying consolidated balance sheets.

13.   Employee Benefit Plans

The Company maintains a defined contribution 401(k) plan that allows eligible employees to contribute up to 20% of their pretax salary up to the maximum allowed under Internal Revenue Service regulations. Discretionary employer matching contributions of $1.8 million, $1.7 million, and $1.6 million were made to the plan during the years ended October 31, 2005, 2004 and 2003.

Pursuant to a compensation plan established by Gores for the benefit of certain employees prior to the acquisition described in Note 3, the Company paid a total of $4.2 million subsequent to the acquisition, of which $2.4 million was reimbursed by Gores. Under the plan, payments to participants were subject to meeting certain continuing employment milestones from the date of acquisition through the subsequent 12-month period. The Company recognized $1.5 million of compensation expense during the year ended October 31, 2003. Reimbursements received from Gores were recorded as capital contributions, of which $1.1 million was received during the year ended October 31, 2003 as reflected in the accompanying consolidated statement of stockholders’ equity (deficit) and comprehensive income (loss). All plan payments were made prior to October 31, 2003.

14.   Segment and Geographic Information

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

Segment Information

The Company operates in two business segments: i) North America, and ii) International. The Company defines North America as the United States and Canada, and International as the countries in which we make sales outside the United States and Canada.

Net revenues and operating income of each business segment reflect net revenues generated within the segment, standard cost of System solutions net revenues, actual cost of Services net revenues and expenses that directly benefit only that segment. Corporate revenues and operating loss reflect amortization of intangible assets, in-process research and development expense, stock-based compensation expense, and amortization of step ups in the fair value of inventories, equipment and improvements and deferred revenue resulting from acquisitions. Corporate loss also reflects the difference between the actual and standard cost of system solutions net revenues and shared operating costs that benefit both segments, predominately research and development expenses and centralized supply chain management.

The following table sets forth net revenues and operating income for the Company’s segments (in thousands):

	Years Ended October 31,
	2005	2004	2003
Revenues:
North America	$289,720	$254,010	$234,828
International	196,347	136,597	106,064
Corporate	(700)	(519)	(1,561)
Total revenues	$485,367	$390,088	$339,331
Operating income:
North America	$104,867	$84,471	$75,845
International	37,375	21,450	15,425
Corporate	(74,054)	(70,878)	(69,834)
Total operating income	$68,188	$35,043	$21,436

The Company’s long-lived assets which consist primarily of equipment and improvements, net by segment were as follows (in thousands):

	October 31,
	2005	2004
North America	$5,110	$5,189
International	1,715	833
	$6,825	$6,022

The Company’s goodwill by segment was as follows (in thousands):

	October 31,
	2005	2004
North America	$34,973	$40,397
International	12,287	12,827
	$47,260	$53,224

The Company’s total assets by segment were as follows (in thousands):

	October 31,
	2005	2004
North America	$274,746	$198,756
International	54,625	46,863
	$329,371	$245,619

The Company’s depreciation expense by segment was as follows (in thousands):

	Years Ended October 31,
	2005	2004	2003
North America	$3,353	$2,340	$1,283
International	338	111	50
	$3,691	$2,451	$1,333

Geographic Information

The Company’s revenues by geographic area were as follows ( in thousands):

	Years Ended October 31,
	2005	2004	2003
United States	$280,126	$248,853	$228,938
Canada	8,894	4,638	3,329
Latin America	71,265	44,557	39,837
Europe	88,995	61,474	39,311
Asia	36,087	30,566	27,916
	$485,367	$390,088	$339,331

Revenues are allocated to the geographic areas based on the shipping destination of customer orders. Corporate revenues are included in the United States geographic area revenues.

The Company’s long-lived assets exclusive of inter-company accounts, were as follows (in thousands):

	October 31,
	2005	2004
United States	$5,110	$5,189
Americas, excluding the United States	633	530
Europe	1,074	285
Asia	8	18
	$6,825	$6,022

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

ITEM 9A.        CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures.

With the participation of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2005.

(b)   Changes in internal control over financial reporting.

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended October 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

In addition to the information set forth under the caption “Executive Officers” in Part I of this Form 10-K, the information required by this Item will be in our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on March 22, 2006 (2006 Proxy Statement), which will be filed within 120 days of the end of our fiscal year ended October 31, 2005 and is incorporated herein by reference.

Certain documents relating to the registrant’s corporate governance, including the Code of Business and Ethics, which is applicable to the registrant’s directors, officers and employees and the charters of the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee of the registrant’s Board of Directors, are available on the registrant’s website at http://www.verifone.com.

ITEM 11.       EXECUTIVE COMPENSATION

Information relating to the registrant’s executive officer and director compensation will be in the 2006 Proxy Statement and is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLD MATTERS

Information relating to security ownership of certain beneficial owners of the registrant’s common stock and information relating to the security ownership of the registrant’s management will be in the 2006 Proxy Statement and is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions will be in the 2006 Proxy Statement and is incorporated herein by reference.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services will be in the 2006 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   The following documents are filed as part of this Annual Report on Form 10-K:

1.     Consolidated Financial Statements

The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed in Item 8 hereof.

2.     Exhibits

The documents set forth below are filed herewith or incorporated by reference to the location indicated.

Exhibit Number	Description
3.1(4)	Form of Amended and Restated Certificate of Incorporation of the Registrant
3.2(5)	Form of Amended and Restated Bylaws of the Registrant
4.1(3)	Specimen Common Stock Certificate
10.1(2)

Purchase Agreement, dated as of July 1, 2002, by and among VeriFone Holdings, Inc., GTCR Fund VII, L.P., GTCR Co- Invest, L.P., TCW/Crescent Mezzanine Partners III, L.P., TCW/Crescent Mezzanine Trust III, TCW/Crescent Mezzanine Partners III Netherlands, L.P. and TCW Leveraged Income Trust IV, L.P.

10.1.1(4)	Form of Amendment No. 1 to Purchase Agreement
10.2(2)

Stockholders Agreement, dated as of July 1, 2002, by and among VeriFone Holdings, Inc., GTCR Fund VII, L.P., GTCR Co- Invest, L.P., GTCR Capital Partners, L.P., TCW/Crescent Mezzanine Partners III, L.P., TCW/Crescent Mezzanine Trust III, TCW/Crescent Mezzanine Partners III Netherlands, L.P. and TCW Leveraged Income Trust IV, L.P., VF Holding Corp. and the executives who are parties thereto

10.2.1(4)	Form of Amendment to Stockholders Agreement
10.3(1)

Registration Rights Agreement, dated as of July 1, 2002, by and among VeriFone Holdings, Inc., GTCR Fund VII, L.P., GTCR Co-Invest, L.P., GTCR Capital Partners, L.P., TCW/Crescent Mezzanine Partners III, L.P., TCW/Crescent Mezzanine Trust III, TCW/Crescent Mezzanine Partners III Netherlands, L.P., and TCW Leveraged Income Trust IV, L.P., VF Holding Corp., Jesse Adams, William Atkinson, Douglas G. Bergeron, Nigel Bidmead, Denis Calvert, Donald Campion, Robert Cook, Gary Grant, Robert Lopez, James Sheehan, David Turnbull and Elmore Waller

10.4(1)

Amendment to Registration Rights Agreement, dated as of November 30, 2004, by and among VeriFone Holdings, Inc., GTCR Fund VII, L.P., Douglas Bergeron, DGB Investments, Inc., The Douglas G. Bergeron Family Annuity Trust, The Sandra E. Bergeron Family Annuity Trust and The Bergeron Family Trust

10.5(1)	Senior Management Agreement, dated as of July 1, 2002, among VeriFone Holdings, Inc., VeriFone, Inc. and Douglas G. Bergeron
10.5.1(2)	Amendment to Senior Management Agreement, dated as of June 29, 2004, by and among VeriFone Holdings, Inc., VeriFone, Inc. and Douglas G. Bergeron
10.6(1)	Amendment to Senior Management Agreement, dated as of December 27, 2004, by and among VeriFone Holdings, Inc., VeriFone, Inc. and Douglas Bergeron
10.7(1)	2002 Securities Purchase Plan
10.8(1)	New Founders’ Stock Option Plan

10.9(1)

Credit Agreement, dated as of June 30, 2004, among VeriFone Intermediate Holdings, Inc., VeriFone, Inc., the lenders, Bank of America, N.A., as Administrative Agent for the Lenders, Collateral Agent for the Senior Lenders, Swing Line Lender and L/C Issuer, Bank of America, N.A., as Collateral Agent for the Second Lien Lenders, Credit Suisse First Boston, Cayman Islands Branch, as Syndication Agent, and Wells Fargo Bank, N.A., as Documentation Agent

10.9.1(2)	First Amendment to Credit Agreement, dated as of March 23, 2005, among VeriFone Intermediate Holdings, Inc., VeriFone, Inc. and Bank of America, N.A., as Administrative Agent
10.9.2(7)	Second Amendment to Credit Agreement, dated as of Septmber 7, 2005, among VeriFone Intermediate Holdings, Inc., VeriFone, Inc. and Bank of America, N.A., as Administrative Agent (previously filed)
10.10(1)	Security Agreement, dated as of June 30, 2004, among VeriFone Holdings, Inc., VeriFone Intermediate Holdings, Inc., VeriFone, Inc. and Bank of America, N.A., as Senior Collateral Agent
10.11(1)	Pledge Agreement, dated as of June 30, 2004, among VeriFone Holdings, Inc., VeriFone Intermediate Holdings, Inc., VeriFone, Inc. and Bank of America, N.A., as Senior Collateral Agent
10.12(1)	Change in Control Severance Agreement, effective July 1, 2004, between VeriFone Holdings, Inc. and Barry Zwarenstein
10.13(3)	Outside Directors’ Stock Option Plan
10.14(1)	Patent License Agreement, effective as of November 1, 2004, by and between NCR Corporation and VeriFone, Inc.
10.15(6)	2005 Employee Equity Incentive Plan
10.16(5)	Form of Indemnification Agreement
21.1*	List of subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed herewith.

(1)          Filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed February 23, 2005

(2)          Filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed March 28, 2005

(3)          Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed April 18, 2005

(4)          Filed as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed April 21, 2005

(5)          Filed as an exhibit to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed April 29, 2005

(6)          Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-124545), filed May 2, 2005

(7)          Filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-127998), filed September 14, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

VERIFONE HOLDINGS, INC.
By:	/S/ DOUGLAS G. BERGERON
Douglas G. Bergeron, Chairman of the Board of Directors and Chief Executive Officer
December 20, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ DOUGLAS G. BERGERON	Chairman of the Board of Directors	December 20, 2005
Douglas G. Bergeron	and Chief Executive Officer (principal executive officer)
/s/ BARRY ZWARENSTEIN	Senior Vice President and	December 20, 2005
Barry Zwarenstein	Chief Financial Officer (principal financial and accounting officer)
/s/ CRAIG A. BONDY	Director	December 20, 2005
Craig A. Bondy
/s/ JAMES C. CASTLE	Director	December 20, 2005
James C. Castle
/s/ LESLIE DENEND	Director	December 20, 2005
Leslie Denend
/s/ ROBERT B. HENSKE	Director	December 20, 2005
Robert B. Henske
/s/ COLLIN E. ROCHE	Director	December 20, 2005
Collin E. Roche
/s/ DANIEL TIMM	Director	December 20, 2005
Daniel Timm