Form 10-Q
period 2006-01-31
VeriFone Holdings, Inc.
filed 2006-03-03
CIK 1312073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

At February 16, 2006, the number of shares outstanding of the registrant’s common stock, $0.01 par value was 67,774,194.

Table of Contents

VeriFone Holdings, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VERIFONE HOLDINGS, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	January 31,	October 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$66,596	$65,065
Marketable securities	21,600	16,769
Accounts receivable, net of allowances for doubtful accounts of $1,497 and $1,571	92,967	87,424
Inventories	39,024	35,520
Deferred tax assets	11,447	11,467
Prepaid expenses and other current assets	10,312	9,368
Total current assets	241,946	225,613

Equipment and improvements, net	5,821	5,873
Purchased intangible assets, net	16,160	18,912
Goodwill	47,260	47,260
Deferred tax assets	18,578	17,705
Debt issuance costs, net	7,196	7,462
Other assets	7,052	6,546
Total assets	$344,013	$329,371

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$41,863	$47,161
Income taxes payable	12,511	8,746
Accrued compensation	11,064	12,576
Accrued warranty	4,155	4,371
Deferred revenue	20,417	17,542
Deferred tax liabilities	137	137
Accrued expenses	6,338	6,826
Other current liabilities	14,403	13,819
Current portion of long-term debt	1,956	1,994
Total current liabilities	112,844	113,172

Accrued warranty	755	872
Deferred revenue	6,509	6,835
Long-term debt, less current portion	180,333	180,812
Other long-term liabilities	959	1,142

Commitments and contingencies

Stockholders’ equity:
Voting Common Stock: $0.01 par value, 100,000 shares authorized at January 31, 2006 and October 31, 2005; 67,767 and 67,646 shares issued and outstanding as of January 31, 2006 and October 31, 2005	678	676
Additional paid-in-capital	130,265	128,101
Accumulated deficit	(89,185)	(102,979)
Accumulated other comprehensive income	855	740
Total stockholders’ equity	42,613	26,538
Total liabilities and stockholders’ equity	$344,013	$329,371

See accompanying notes.

VERIFONE HOLDINGS, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended January 31,
	2006	2005

Net revenues:
System Solutions	$118,685	$97,989
Services	15,945	13,294
Total net revenues	134,630	111,283
Cost of net revenues:
System Solutions	67,115	61,109
Services	7,913	7,550
Total cost of net revenues	75,028	68,659

Gross profit	59,602	42,624
Operating expenses:
Research and development	11,407	9,494
Sales and marketing	14,201	12,044
General and administrative	9,698	6,704
Amortization of purchased intangible assets	1,159	1,304
Total operating expenses	36,465	29,546

Operating income	23,137	13,078
Interest expense	(3,279)	(4,305)
Interest income	687	11
Other income (expense), net	201	(200)
Income before income taxes	20,746	8,584
Provision for income taxes	6,952	2,747
Net income	$13,794	$5,837

Net income per share:
Basic	$0.21	$0.11
Diluted	$0.20	$0.10

Weighted-average shares used in computing net income per share:
Basic	65,705	53,397
Diluted	68,810	57,128

See accompanying notes.

VERIFONE HOLDINGS, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended January 31,
	2006	2005
	(unaudited)
Cash flows from operating activities
Net income	$13,794	$5,837
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of purchased intangibles	2,752	3,266
Depreciation and amortization of equipment and improvements	774	723
Amortization of capitalized software	275	267
Amortization of interest rate caps	56	26
Amortization of debt issuance costs	266	318
Stock-based compensation	923	15
Other	(47)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(5,543)	13,839
Inventories	(3,503)	(13,406)
Deferred tax assets	(853)	(541)
Prepaid expenses and other current assets	(956)	(2,175)
Other assets	(190)	6
Accounts payable	(5,298)	8,703
Income taxes payable	3,765	3,035
Accrued compensation	(1,512)	(886)
Accrued warranty	(333)	109
Deferred revenue	2,549	1,387
Deferred tax liabilities	—	312
Accrued expenses and other liabilities	(473)	(3,870)
Net cash provided by operating activities	6,446	16,965

Cash flows from investing activities
Software development costs capitalized	(428)	(91)
Purchase of equipment and improvements	(610)	(396)
Purchase of other assets	(276)	—
Purchases of marketable securities	(55,950)	—
Sales and maturities of marketable securities	51,150	—
Net cash used in investing activities	(6,114)	(487)

Cash flows from financing activities
Proceeds from revolving promissory notes payable and revolver	—	9,600
Repayments of revolving promissory notes payable and revolver	—	(9,600)
Repayment of long-term debt	(462)	(475)
Tax benefit of stock-based compensation	874	—
Repayments of capital leases	(55)	(122)
Proceeds from exercises of stock options and other	369	24
Payment of IPO and follow-on financing costs	—	(583)
Net cash provided by (used in) financing activities	726	(1,156)
Effect of foreign currency exchange rate changes on cash	473	56
Net increase in cash and cash equivalents	1,531	15,378
Cash and cash equivalents, beginning of period	65,065	12,705

Cash and cash equivalents, end of period	$66,596	$28,083

Supplemental disclosures of cash flow information
Cash paid for interest	$3,085	$3,975
Cash paid for income taxes	$3,434	$658

See accompanying notes.

VERIFONE HOLDINGS, INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Description of Business

VeriFone Holdings, Inc. (“VeriFone” or the “Company”) was incorporated in the state of Delaware on June 13, 2002 in order to acquire VeriFone, Inc. on July 1, 2002.  Prior to the completion of the Company’s initial public offering on May 4, 2005, VeriFone was majority owned by GTCR Fund VII, L.P., an equity fund managed by GTCR Golder Rauner, LLC (“GTCR”), a private equity firm. As of January 31, 2006, equity funds managed by GTCR owned approximately 33.1% of the outstanding common stock of the Company. VeriFone designs, markets, and services transaction automation systems that enable secure electronic payments among consumers, merchants, and financial institutions.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of January 31, 2006, the condensed consolidated statements of operations for the three months ended January 31, 2006 and 2005, and the condensed consolidated statements of cash flows for the three months ended January 31, 2006 and 2005 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements, except for the adoption of SFAS No. 123(R), Share-Based Payment which was adopted on May 1, 2005, using the modified-prospective-transition method, and include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position at January 31, 2006, its results of operations for the three months ended January 31, 2006 and 2005, and its cash flows for the three months ended January 31, 2006 and 2005. The results for the interim periods are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending October 31, 2006. The condensed consolidated balance sheet as of October 31, 2005 has been derived from the audited consolidated balance sheet as of that date. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s 2005 Annual Report on Form 10-K filed with the SEC on December 20, 2005.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and other various assumptions that are believe to be reasonable under the circumstances. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

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

For software development contracts, the Company recognizes revenue using the completed contracts method pursuant to SOP 81-1. During the period of performance of such contracts, billings and costs are accumulated on the balance sheet, but no profit is recorded before completion or substantial completion of the work. The Company uses customers’ acceptance of such products as the specific criteria to determine when such contracts are substantially completed. Provisions for losses on software development contracts are recorded in the period they become evident.

In addition, the Company sells products to leasing companies that, in turn, lease these products to end-users. In transactions where the leasing companies have no recourse to the Company in the event of default by the end-user, the Company recognizes revenue at the point of shipment or point of delivery, depending on the shipping terms and when all the other revenue recognition criteria have been met. In arrangements where the leasing companies have substantive recourse to the Company in the event of default by the end-user, the Company recognizes both the product revenue and the related cost of the product as the payments are made to the leasing company by the end-user, generally ratably over the lease term.

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

The Company invests cash not required for use in operations in high credit quality securities based on its investment policy. The investment policy has limits based on credit quality, investment concentration, investment type and maturity that the Company believes will result in reduced risk of loss of capital. Investments are of a short-term nature and include investments in money market funds and auction rate and corporate debt securities. The Company has reflected the duration of auction rate securities based on their reset feature. Rates on these securities typically reset every 7, 28 or 35 days. The auction rate securities generally have a final maturity extending 15 to 30 years or more.

The Company has not experienced any investment losses due to institutional failure or bankruptcy.

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

In the three months ended January 31, 2006 and 2005, one customer, First Data Corporation and its affiliates, accounted for 11% and 12% of net revenues, respectively. At January 31, 2006 and October 31, 2005, one customer, First Data Corporation and its affiliates, accounted for 14% and 13% of accounts receivable, respectively. No other customer accounted for 10% or more of net revenues for all periods presented or accounted for 10% or more of accounts receivable at January 31, 2006 and 2005.

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

Besides those noted above, the Company has no other off-balance-sheet concentrations of credit risk, such as option contracts or other derivative arrangements at January 31, 2006 and 2005.

Contract Manufacturing

The Company outsources the manufacturing of its products to contract manufacturers with facilities in China, Mexico, Singapore, and Brazil. The Company also utilizes a third-party service provider in the United States and Mexico for its equipment repair service.

Fair Value of Financial Instruments

Financial instruments consist principally of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, long-term debt, foreign currency exchange contracts and interest rate caps. The estimated fair value of cash, accounts receivable, accounts payable and foreign currency exchange contracts approximates their carrying value due to the short period of time to their maturities. The estimated value of long-term debt approximates its carrying value since the rate of interest on the long-term debt adjusts to market rates on a quarterly basis. The fair value of cash equivalents, short-term investments and interest rate caps are based on quotes from brokers using market prices for those or similar instruments.

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

The Company formally documents relationships between hedging instruments and associated hedged items. This documentation includes: identification of the specific foreign currency asset, liability or forecasted transaction being hedged; the nature of the risk being hedged; the hedge objective; and, the method of assessing hedge effectiveness. Hedge effectiveness is formally assessed, both at hedge inception and on an ongoing basis, to determine whether the derivatives used in hedging transactions are highly effective in offsetting changes in foreign currency denominated assets, liabilities and anticipated cash flow or hedged items. When an anticipated transaction is no longer likely to occur, the corresponding derivative instrument is ineffective as a hedge, and changes in fair value of the instrument are recognized in net income.

The Company’s international sales are primarily denominated in U.S. dollars. For foreign currency denominated sales, however, the volatility of the foreign currency markets represents risk to the Company’s margins. The Company defines its exposure as the risk of changes in the functional-currency-equivalent cash flows (generally U.S. dollars) attributable to changes in the related foreign currency exchange rates. From time to time the Company enters into certain transactions with foreign currency contracts with critical terms designed to match those of the underlying exposure. The Company does not qualify these foreign forward currency contracts as hedging instruments and, as such, records the changes in the fair value of these derivatives immediately in other income (expense), net in the Company’s accompanying consolidated statements of operations. As of January 31, 2006, the Company did not have any outstanding foreign currency forward contracts. Effective February 1, 2006, the Company has entered into foreign currency forward contracts to sell Australian dollars and Euros with notional amounts of $2.0 million and $1.8 million, respectively. The Company’s foreign currency forward contracts have generally had original maturities of 35 days or less. The gains or losses on foreign currency forward contracts are recorded in other income (expense), net in the accompanying consolidated statements of operations.

The Company is exposed to interest rate risk related to its debt, which bears interest based upon the three-month LIBOR rate. On June 30, 2004, the Company entered into a secured credit facility (the “Credit Facility”) with a syndicate of financial institutions, led by Banc of America Securities and Credit Suisse (formerly Credit Suisse First Boston). Under the Credit Facility, the Company is required to fix the interest rate through swaps, rate caps, collars and similar agreements with respect to at least 30% of the outstanding principal amount of all loans and other indebtedness that have floating interest rates. This interest rate protection must extend through June 30, 2006. In July 2004, the Company purchased a two-year interest rate cap for $285,000 with a notional amount of $50 million under which the Company will receive interest payments if the three-month LIBOR rate exceeds 4%. In March 2005, the Company purchased a one-year interest rate cap for $29,000 with an effective date of July 2005 and a notional amount of $30 million, under which the Company will receive payments to the extent the three-month LIBOR rate exceeds 5%.

The two interest rate caps are recorded in prepaid expenses and other current assets in the consolidated balance sheet and are being amortized as interest expense over the life of the caps. For the three months ended January 31, 2006, the Company received interest of $31,000 as a result of the three-month LIBOR rate on its Term Loan B exceeding 4%, which is recorded as an offset of interest expense in the statements of operations.

The interest rate caps were designated as cash flow hedges and are recorded at fair value. The fair value of the interest rate caps as of January 31, 2006 was $197,000 which was recorded in prepaid expenses and other current assets in the consolidated balance sheet, with the related $17,000 unrealized gain recorded as a component of accumulated other comprehensive income, net of $7,000 tax benefit.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, money market funds, and other highly liquid investments with maturities of three months or less when purchased.

Marketable Securities

As of January 31, 2006, the Company classified its marketable securities as available-for-sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported in accumulated other comprehensive income, which is a separate component of stockholders’ equity, net of tax, in the accompanying consolidated balance sheets. The amortization of premiums and discounts on the investments and realized gains and losses, determined by specific identification based on the trade date of the transactions, are recorded in interest income in the accompanying consolidated statements of operations.

Equity Earnings (Loss) in Affiliates

The Company has an investment in VeriFone Transportation Systems (“VTS”).  The investment in VTS is accounted for under the equity method and included in the Other Assets on the balance sheet.  The earnings (loss) are accounted for in “Other” in the Other Income (Expense) section of the income statement.  For the three months ended January 31, 2006 the investment and the activity have been insignificant.

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

Research and Development Costs

Research and development costs are expensed as incurred. Costs eligible for capitalization under SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, were $0.4 million and $0.1 million for the three months ended January 31, 2006 and 2005, respectively. Capitalized software development costs of $5.9 million and $5.5 million at January 31, 2006 and October 31, 2005, respectively, are being amortized on a straight-line basis over the estimated life of the product to which the costs relate, ranging from three to five years. These costs, net of accumulated amortization of $2.3 million and $2.0 million as of January 31, 2006 and October 31, 2005, respectively, are recorded in other assets in the accompanying consolidated balance sheets.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from results of operations. Specifically, foreign currency translation adjustments, changes in the fair value of derivatives designated as hedges and unrealized gains and losses on available-for-sale marketable securities are included in accumulated other comprehensive income in the accompanying consolidated statements of changes in stockholders’ deficit and comprehensive income.

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

The Company is required to perform an annual impairment test of goodwill and indefinite-lived intangible assets. Should certain events or indicators of impairment occur between annual impairment tests, the Company performs the impairment test of goodwill and indefinite-lived intangible assets at that date. In the first step of the analysis, the Company’s assets and liabilities, including existing goodwill and other intangible assets, are assigned to these identified reporting units to determine their carrying value. Based on how the business is managed, the Company has five reporting units. Goodwill was allocated to the reporting units based on their relative contributions to the Company’s operating results. If the carrying value of a reporting unit is in excess of its fair value, an impairment may exist, and the Company must perform the second step of comparing the implied fair value of the goodwill to its carrying value to determine the impairment charge. Through January 31, 2006, no impairment charge has been required.

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

Accounting for Impairment of Long-Lived Assets

The Company periodically evaluates whether changes have occurred that would require revision of the remaining useful life of equipment and improvements and purchased intangible assets or render them not recoverable. If such circumstances arise, the Company uses an estimate of the undiscounted value of expected future operating cash flows to determine whether the long-lived assets are impaired. If the aggregate undiscounted cash flows are less than the carrying amount of the assets, the resulting impairment charge to be recorded is calculated based on the excess of the carrying value of the assets over the fair value of such assets, with the fair value determined based on an estimate of discounted future cash flows. For the three months ended January 31, 2006, no impairment charge has been necessary.

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

Effective May 1, 2005, the Company adopted the fair value recognition and measurement provisions of SFAS No. 123(R), Share-Based Payment. SFAS 123(R) is applicable for stock-based awards exchanged for employee services and in certain circumstances for nonemployee directors. Pursuant to SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. The Company elected to adopt the modified-prospective-transition method, as provided by SFAS 123(R). Accordingly, prior period amounts have not been restated. Under this transitional method, the Company is required to record compensation expense for all awards granted after the date of adoption using grant-date fair value estimated in accordance with the provisions of SFAS 123(R) and for the unvested portion of previously granted awards as of May 1, 2005 using the grant-date fair value estimated in accordance with the provisions of SFAS 123.

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

Net Income Per Share

Basic net income per common share is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding for the period less the weighted average number of shares subject to a purchase. The diluted net income per common share data is computed using the weighted average number of common shares outstanding plus the effect of common stock equivalents, unless the common stock equivalents are antidilutive.

Segment Reporting

The Company maintains two operating segments, North America, consisting of U.S. and Canada, and International, as all other countries in which we have revenue.

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share amounts):

	Three Months Ended
	January 31,
	2006	2005

Basic and diluted net income per share:
Numerator:
Net income	$13,794	$5,837

Denominator:
Weighted-average shares of voting and non voting common stock outstanding	67,707	56,425
Less: weighted-average shares subject to repurchase	(2,002)	(3,028)

Weighted-average shares used in computing basic net income per share	65,705	53,397

Add dilutive securities:
Weighted-average shares subject to repurchase	2,002	3,028
Stock options	1,103	703

Weighted-average shares used in computing diluted net income per share	68,810	57,128

Net income per share:
Basic	$0.21	$0.11
Diluted	$0.20	$0.10

For the three months ended January 31, 2006 and 2005, 366,000 and 640,738 options, respectively, to purchase Common Stock were excluded from the calculation of weighted averages shares for diluted net income per share as they were antidilutive.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections”—a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS 154 is not expected to have a material impact on the Company’s consolidated resulting operations, financial position or cash flows.

In November 2005, FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. The Company’s adoption of FSP 115-1 will not have a material impact on our results of operations or financial condition.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”—an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative, clarifies which interest-only strips and principal-only strips are not subject to the requirement of Statement 133, establishes a requirement to evaluate interests in securitized financial assets, clarifies the concentrations of credit risk, and eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument. The Statement improves financial reporting by eliminating the exemption from applying Statement 133 to interest in securitized financial assets and allowing to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a measurement. SFAS 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The implementation of SFAS 155 is not expected to have a material impact on the Company’s consolidated resulting operations, financial position or cash flows.

Note 3.  Balance Sheet and Statements of Operations Detail

Marketable Securities

Marketable securities at January 31, 2006 were as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Auction rate securities (due in one year or less)	$21,600	$—	$—	$21,600
	$21,600	$—	$—	$21,600

Marketable securities at October 31, 2005 were as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

U.S. corporate securities	$4,771	$—	$(2)	$4,769
Auction rate securities	12,000	—	—	12,000
	$16,771	$—	$(2)	$16,769

In the table above, the Company has reflected the duration of auction rate securities based on their reset feature. Rates on these securities typically reset every 7, 28 or 35 days. The underlying securities in these investments have a final maturity extending 30 years or more.

Inventories

Inventories consisted of the following (in thousands):

	January 31, 2006	October 31, 2005

Raw materials	$7,462	$6,165
Work-in-process	2,838	1,133
Finished goods	28,724	28,222
	$39,024	$35,520

Equipment and Improvements

Equipment and improvements consisted of the following (in thousands):

	January 31, 2006	October 31, 2005

Computer hardware and software	$4,129	$3,525
Office equipment, furniture and fixtures	1,474	1,407
Machinery and equipment	3,895	3,086
Leasehold improvement	3,379	3,257
Construction in progress	446	1,481
	13,323	12,756
Accumulated depreciation and amortization	(7,502)	(6,883)
	$5,821	$5,873

At January 31, 2006 and October 31, 2005, equipment amounting to $1.3 million was capitalized under capital leases. Related accumulated amortization at January 31, 2006 and October 31, 2005 amounted to $1.2 million and $1.1 million, respectively.

Purchased Intangible Assets

Purchased intangible assets subject to amortization consisted of the following (in thousands):

	Gross Carrying
	Amount	Accumulated Amortization			Net
	January 31,	October 31,		January 31,	January 31,	October 31,
	2006	2005	Additions	2006	2006	2005

Developed technology	$30,804	$(25,879)	$(1,136)	$(27,015)	$3,789	$4,925
Core technology	14,442	(9,629)	(722)	(10,351)	4,091	4,813
Trade name	22,225	(16,402)	(620)	(17,022)	5,203	5,823
Customer relationships	15,714	(12,363)	(274)	(12,637)	3,077	3,351
	$83,185	$(64,273)	$(2,752)	$(67,025)	$16,160	$18,912

Amortization of purchased intangibles was allocated as follows (in thousands):

	Three Months Ended January 31,
	2006	2005

Included in cost of net revenues	$1,593	$1,962
Included in operating expenses	1,159	1,304
	$2,752	$3,266

Estimated amortization expense as of January 31, 2006 is as follows (in thousands):

	Cost of Net	Operating
	Revenues	Expenses	Total
2006 (remaining nine months)	$3,561	$3.474	$7,035
2007	3,217	3,370	6,587
2008	846	754	1,600
2009	526	312	838
2010	—	100	100
	$8,150	$8,010	$16,160

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	Three Months Ended	Year Ended
	January 31, 2006	October 31, 2005
Balance, beginning of period	$47,260	$53,224
Additions related to the asset acquisition of GO Software	—	4,705
Resolution of tax contingencies and adjustments to tax reserves And valuation allowances established in purchase accounting	—	(10,669)
Balance, end of period	$47,260	$47,260

Warranty

Activity related to warranty consisted of the following (in thousands):

	Three Months Ended January 31,
	2006	2005
Balance, beginning of period	$5,243	$3,795
Warranty charged to cost of net revenues	633	758
Utilization of warranty	(943)	(685)
Changes in estimates	(23)	36
Balance, end of period	$4,910	$3,904

Other Income (Expense), net

Other income (expense), net consisted of the following (in thousands):

	Three Months Ended January 31,
	2006	2005
Refund of foreign customs fees	$288	$—
Foreign currency transaction gains (losses)	(20)	14
Foreign currency contract losses	(76)	(220)
Other	9	6
	$201	$(200)

Note 4. Financing

The Company’s financings consisted of the following (in thousands):

	January 31, 2006	October 31, 2005

Secured credit facility
Revolver	$—	$—
Term B loan	182,091	182,553
Capital leases	198	253
	182,289	182,806
Less current portion	(1,956)	(1,994)
	$180,333	$180,812

Secured Credit Facility

On June 30, 2004, the Company entered into a secured credit facility (the “Credit Facility”) with a syndicate of financial institutions, led by Banc of America Securities and Credit Suisse (formerly Credit Suisse First Boston). The Credit Facility consisted of a Revolver permitting borrowings up to $30 million, a Term B Loan of $190 million, and a Second Lien Loan of $72 million. The Credit Facility is guaranteed by the Company and its subsidiaries and is secured by collateral including substantially all of the Company’s assets and stock of the Company’s subsidiaries.  As of January 31, 2006, the interest rate on the Term B Loan was 6.67%. For the three months ended January 31, 2006 the weighted average interest rate on the Credit Facility was 6.24%. The Company also pays a commitment fee on the unused portion of the Revolver under its Credit Facility at a rate that varies between 0.375% and 0.50% per annum depending upon its consolidated total leverage ratio.

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

At the Company’s option, the Revolver bears interest at a rate of 1.75% over the three-month LIBOR, which was 4.68% and 4.24% at January 31, 2006 and October 31, 2005, respectively, or 0.75% over the lender’s base rate, which was 7.50% and 6.75% at January 31, 2006 and October 31, 2005, respectively. The entire $30 million Revolver was available for borrowing to meet short-term working capital requirements at January 31, 2006 and October 31, 2005.  At the Company’s option, borrowings on the Term B Loan bear interest at a rate of either 2.0% (2.50% prior to May 4, 2005) over the three-month LIBOR or 1% (1.50% prior to May 4, 2005) over the lender’s base rate.

Interest payments are due monthly, bi-monthly, quarterly or bi-quarterly at the Company’s option. The lender’s base rate is the greater of the Fed Funds rate plus 50 basis points or the Bank of America prime rate. The respective maturity dates on the components of the Credit Facility are June 30, 2009 for the Revolver and June 30, 2011 for the Term B Loan. Payments on the Term B Loan are due in equal quarterly installments of $462,000 over the seven-year term on the last day of the second month of each quarter. During the first quarter of fiscal 2006, the Company paid $462,000 of the principal balance on the Term B Loan, resulting in an outstanding balance of $182.1 million as of January 31, 2006.

On February 1, 2006, Standard & Poor’s has raised its corporate credit and senior secured bank loan ratings on VeriFone to ‘BB-’ from ‘B+’. Effective this date, under the terms of the Company’s Term B Loan with its senior lenders, the interest rate spread, which in the first quarter carried an interest rate of 2.0% over the three-month Libor, will be reduced by 0.25% to 1.75% over the three-month Libor. The Company’s estimated annual interest savings from the reduction in rate is approximately $0.45 million on the $182.1 million outstanding on the Term B Loan as of January 31, 2006.

The terms of the Credit Facility require the Company to comply with financial covenants, including maintaining leverage, and fixed charge coverage ratios, obtaining protection against fluctuation in interest rates, and limits on capital expenditure levels at the end of each fiscal quarter. As of January 31, 2006, the Company was required to maintain a senior leverage ratio of not greater than 3.0 to 1.0, a maximum leverage ratio of not greater than 4.0 to 1.0 and a fixed charge ratio of at least 2.0 to 1.0. Some of the financial covenants become more restrictive over the term of the Credit Facility. Noncompliance with any of the financial covenants without cure or waiver would constitute an event of default under the Credit Facility. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of repayment of the principal and interest outstanding and a termination of the revolving Credit Facility. The Credit Facility also contains nonfinancial covenants that restrict some of the Company’s activities, including, its ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in specified transactions with affiliates. The terms of the Credit Facility permit prepayments of principal and require prepayments of principal upon the occurrence of certain events including among others, the receipt of proceeds from the sale of assets, the receipt of excess cash flow as defined, and the receipt of proceeds of certain debt issues. The Credit Facility also contains customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, subject to specified grace periods, breach of specified covenants change in control and material inaccuracy of representations and warranties. The Company was in compliance with its financial and nonfinancial covenants as of January 31, 2006 and October 31, 2005.

Note 5.  Restructuring Charges

In connection with the acquisition of VeriFone Inc. by the Company on July 1, 2002, the Company assumed the liability for a restructuring plan. The remaining accrued restructuring balance represents primarily future facilities lease obligations, net of estimated future sublease income, which are expected to be paid through 2007.

Activities related to fiscal 2002 restructuring plan are as follows (in thousands):

	Facilities	Other	Total	Short Term Portion	Long Term Portion
Balance at October 31, 2005	1,200	60	1,260	765	495
Additions	—	—	—	—	—
Cash payments	(178)	—	(178)	(178)	—
Balance at January 31, 2006	1,022	60	1,082	587	495

In the first quarter of fiscal 2006, the Company implemented a restructuring plan to establish Singapore supply chain operations to leverage a favorable tax environment and manufacturing operations in the Asia Pacific region. The plan included reductions in workforce of fourteen employees in the United States and four employees in Taiwan with an expected cost of $753,000. During the three months ended January 31, 2006, the charge to cost of net revenues related to plan was $388,000 in severance related expenses for employees.  As of January 31, 2006, $22,000 of the severance costs had been paid.  Additional restructuring costs of $365,000 are expected to be incurred during the three months ended April 2006.  The remaining severance payments are expected to be paid by the end of fiscal 2006.

Activities related to fiscal 2006 restructuring plan are as follows (in thousands):

	Employee		Short Term	Long Term
	costs	Total	Portion	Portion

Balance at October 31, 2005	$—	$—	$—	$—
Additions	388	388	388	—
Cash payments	(22)	(22)	(22)	—
Balance at January 31, 2006	$366	$366	$366	$—

 In connection with acquisition of the of the assets of the GO Software business from Return on Investment Corporation on March 1, 2005, the Company accrued in the purchase price allocation $313,000 of restructuring costs related to the integration of GO Software’s Savannah helpdesk facility with the Company’s helpdesk facility in Clearwater, Florida, of which $231,000 has been paid as of January 31, 2006.

At January 31, 2006 and October 31, 2005, $1.5 million and $849,000 of the restructuring liability was included in other current liabilities and $318,000 and $495,000 was included in other long-term liabilities in the accompanying consolidated balance sheets.

Note 6.  Commitments and Contingencies

The Company leases certain real and personal property under noncancelable operating leases. Additionally, the Company subleases certain real property to third parties. Future minimum lease payments and sublease rental income under these leases as of October 31, 2005, were as follows (in thousands):

	Minimum Lease	Sublease Rental	Net Minimum
Twelve months ending October 31,	Payments	Income	Lease Payments

2006	$ 6,203	$ (379)	$ 5,824
2007	4,045	(248)	3,797
2008	3,176	(214)	2,962
2009	1,752	(222)	1,530
2010	694	(19)	675
Thereafter	84	—	84
	$ 15,954	$ (1,082)	$ 14,872

Certain leases require the Company to pay property taxes, insurance and routine maintenance, include rent escalation clauses and options to extend the term of certain leases. Rent expense was approximately $2.1 million and $1.9 million for the three months ended January 31, 2006 and 2005, respectively. Sublease rental income was approximately $71,000 and $152,000 for the three months ended January 31, 2006 and 2005, respectively.

Manufacturing Agreements

The Company works on a purchase order basis with third-party contract manufacturers with facilities in China, Mexico, Singapore, and Brazil to manufacture substantially all of the Company’s inventories. The Company provides each manufacturer with a master purchase order on a monthly basis, which constitutes a binding commitment by the Company to purchase materials produced by the manufacturer as specified in the master purchase order. The total amount of purchase commitments as of January 31, 2006 and October 31, 2005 was approximately $55.4 million and $18.6 million, respectively, and are generally paid within one year. Of this amount, $2.5 million and $1.9 million has been recorded in other current liabilities in the accompanying condensed consolidated balance sheets as of January 31, 2006 and October 31, 2005, respectively, because the commitment may not have future value to the Company.

Employee Health and Dental Costs

The Company is primarily self-insured for employee health and dental costs and has stop-loss insurance coverage to limit per-incident liability for health costs. The Company believes that adequate accruals are maintained to cover the retained liability. The accrual for self-insurance is determined based on claims filed and an estimate of claims incurred but not yet reported.

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

Brazilian State Tax Audit

The Company’s Brazilian subsidiary has been notified of a tax assessment regarding Brazilian state value added tax, or VAT, for the periods from January 2000 to December 2001 and related to products supplied to the Company by a contract manufacturer. The assessment relates to an asserted deficiency of 6.5 million Brazilian reals (approximately $2.9 million) including interest and penalties.  The tax assessment was based on a clerical error in which the Company’s Brazilian subsidiary omitted the required tax exemption number on its invoices.  Management does not expect that the Company will ultimately incur a material liability in respect of this assessment, because they believe, based in part on advice of the Company’s Brazilian tax counsel, that the Company will prevail in the proceedings relating to this assessment.  On May 25, 2005, the Company had an administrative hearing with respect to this audit.  Management expects to receive the decision of the administrative judges sometime in 2006. In the event the Company receives an adverse ruling from the administrative body, the Company will decide whether or not to appeal and would reexamine the determination as to whether an accrual is necessary.

It is currently uncertain what impact this state tax examination may have with respect to the Company’s use of a corresponding exemption to reduce the Brazilian federal VAT.

Note 7. Comprehensive Income

The components of comprehensive income were as follows (in thousands):

	Three Months Ended
	January 31,
	2006	2005
Net Income	$13,794	$5,837
Foreign currency translation adjustments, net of tax	87	177
Unrecognized gain on interest rate hedges, net of tax	27	16
Unrealized gain on marketable securities, net of tax	1	—
Comprehensive income	$13,909	$6,030

The components of accumulated other comprehensive income consisted of the following (in thousands):

	January 31, 2006	October 31, 2005

Foreign currency translation adjustments, net of tax of $948 and $834	$846	$759
Unrecognized gain (loss) on interest rate hedges, net of tax of $7 and $11	10	(17)
Unrealized loss on marketable securities, net of tax	(1)	(2)
Accumulated other comprehensive income	$855	$740

Note 8. Stockholders’ Equity

Common and Preferred Stock

On May 4, 2005, the Company amended its articles of incorporation to authorize 100,000,000 shares of Common Stock, par value $0.01 per share, and 10,000,000 shares of Preferred Stock, par value $0.01 per share. The board of directors has the authority to issue the undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof.  The holder of each Common Stock has the right to one vote. At January 31, 2006 and October 31, 2005, there were no shares of Preferred Stock outstanding.

In conjunction with the May 4, 2005 amendment to the articles of incorporation, all shares of Nonvoting Common Stock were converted to shares of Common Stock on a one-for-one basis.  As a result of that modification, the Company recognized additional compensation expense of $56,000 that was determined pursuant to FAS 123(R), of which $12,000 and $35,000 was recognized as additional compensation expenses for the three months ended January 31, 2006 and the year ended October 31, 2005, respectively. Further, all options to purchase shares of Nonvoting Common Stock were converted to options to purchase Voting Common Stock on a one-for-one basis. At January 31, 2006 and October 31, 2005, there were 67,766,709 and 67,646,279 shares of Common Stock outstanding.

On May 4, 2005, the Company completed an initial public offering of approximately 17.7 million shares of its Common Stock at a price of $10.00 per share. Of the shares sold, 8.5 million shares, with an aggregate offering price of $85.0 million, were sold by the Company and approximately 9.2 million shares, with an aggregate offering price of $92.1 million were sold by selling stockholders, including the underwriters’ over-allotment of 2.3 million shares.  The Company received approximately $76.8 million in net proceeds from the offering, of which $72.0 million was used to repay the outstanding principal owed on the second lien loan under the Credit Facility and $2.2 million was used to pay a prepayment premium under the Credit Facility.

On September 23, 2005, the Company completed a follow-on public offering of approximately 13.1 million shares of its Common Stock at a price of $20.78 per share. Of the shares sold, 2.5 million shares, with an aggregate offering price of $51.9 million, were sold by the Company and approximately 10.6 million shares, with an aggregate offering price of $219.8 million were sold by selling stockholders.  The Company received approximately $48.7 million in net proceeds from this offering.

Restricted Common Stock

The Company has a right to repurchase any or all of 3,910,428 shares of Voting Common Stock sold to the CEO at the original sale price, $0.0333 per share, in the event the CEO ceases to be employed by the Company or any of its subsidiaries. This right lapses at a rate of 20% per year. Upon the sale of the Company, any remaining unvested shares will become vested. At January 31, 2006 and October 31, 2005, 1,564,171 shares of Voting Common Stock issued to the CEO remained subject to this lapsing repurchase right.

The Company has the right to repurchase any or all of 1,929,145 shares of Voting Common Stock sold to 11 executives of the Company pursuant to the Company’s 2002 Securities Purchase Plan at the lesser of the original sale price, $0.0333 per share, or the fair value on the date of separation in the event that the executives cease to be employed by the Company or any of its subsidiaries. This right lapses at a rate of 20% per year. Upon the sale of the Company, all remaining unvested shares will become vested. At January 31, 2006 and October 31, 2005, 437,969 shares of Voting Common Stock remained subject to this lapsing repurchase right.

Pursuant to APB No. 25 the Company recorded deferred stock-based compensation of $446,000 in connection with several sales of Voting Common Stock to the executives before October 31, 2003. The deferred stock-based compensation represents the difference between the fair value of the Company’s Voting Common Stock for accounting purposes and the original sale price. The Company amortized the deferred stock-based compensation to expense on a straight-line basis over the vesting period through April 30, 2005. The Company ceased amortization of this stock-based compensation pursuant to APB No. 25 on April 30, 2005 upon adoption of

SFAS 123(R). During the first quarter of fiscal year 2005, the Company recorded $15,000 of stock compensation expense, which was included in general and administrative expenses in the accompanying consolidated statements of operations.

Stock Option Plans

As of January 31, 2006, the Company had a total of 3,444,160 stock options outstanding with a weighted average exercise price of $9.47 per share. The number of options that remained available for future grants was 1,141,390 as of January 31, 2006.

New Founders’ Stock Option Plan

On April 30, 2003, the Company adopted the New Founders’ Stock Option Plan (the “Option Plan”) for executives and employees of the Company. A total of 1,500,000 shares of the Company’s Nonvoting Common Stock had been reserved for issuance under the Option Plan. On May 4, 2005, in connection with the amendment and restatement of the Company’s Certificate of Incorporation, the Company converted all Nonvoting shares of Common Stock to Voting shares of Common Stock on a one-for-one basis, with a corresponding effective conversion of all outstanding options to purchase shares of Nonvoting Common Stock and shares reserved for issuance under the Option Plan.  The Company received no consideration as a result of this transaction. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the day of grant.  Those option awards generally vest in equal annual amounts over a period of five years from the date of grant and have a maximum term of 10 years.

The following table summarizes option activity under the New Founder Plan during the three months ended January 31, 2006:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(Years)	($000’s)
Balance at November 1, 2005	1,269,045	$4.13
Granted	—	—
Exercised	(120,430)	3.07
Cancelled	(32,155)	9.64
Balance at January 31, 2006	1,116,460	$4.09	8.07	$23,930,000
Vested or expected to vest at January 31, 2006	983,601	$4.09	8.07	$21,082,000
Exercisable at January 31, 2006	374,470	$3.10	7.67	$2,829,000

The total intrinsic value of options exercised during the three months ended January 31, 2006 was $2.6 million.

As of January 31, 2006, pursuant to FAS 123(R) there was $1.6 million of total unrecognized compensation cost related to nonvested shared-based compensation arrangements granted under the Option Plan. The cost is expected to be recognized over a remaining weighted-average period of 3.07 years. The total fair value of shares vested during the three months ended January 31, 2006 was $72,000.

Directors’ Stock Option Plan

In January, 2005, the Company adopted the Outside Directors’ Stock Option Plan (the “Directors’ Plan”) for members of the Board of Directors of the Company who are not employees of the Company or representatives of major stockholders of the Company. A total of 225,000 shares of the Company’s Voting Common Stock have been reserved for issuance under the Directors’ Plan. The Directors’ Plan provides for a grant to each director, upon initial appointment to the board, options to purchase 30,000 shares of Voting Common Stock and, annual grants to purchase an additional 7,500 shares of Voting Common Stock. Stock options generally vest over a period of four years from the date of grant and have a maximum term of 7 years.

The following table summarizes option activity under the Directors’ Plan during the three months ended January 31, 2006:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(Years)	($000’s)
Balance at November 1, 2005	90,000	$10.00
Granted	—	—
Exercised	—	0
Cancelled	—	0
Balance at January 31, 2006	90,000	$10.00	5.97	$1,397,000
Vested or expected to vest at January 31, 2006	90,000	$10.00	5.97	$1,397,000
Exercisable at January 31, 2006	15,000	$10.00	5.93	$109,000

As of January 31, 2006, pursuant to FAS 123(R) there was $412,000 of total unrecognized compensation cost related to nonvested shared-based compensation arrangements granted under the Option Plan. The cost is expected to be recognized over a remaining weighted-average period of 2.97 years. The total fair value of shares vested during the three months ended January 31, 2006 was $93,000.

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

The following table summarizes option activity under the EIP Plan during the three months ended January 31, 2006:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(Years)	($000’s)
Balance at November 1, 2005	2,119,200	$11.21
Granted	180,000	24.81
Exercised	—	—
Cancelled	(61,500)	17.60
Balance at January 31, 2006	2,237,700	$12.13	6.32	$29,960,000
Vested or expected to vest at January 31, 2006	2,016,168	$12.13	6.32	$26,994,000
Exercisable at January 31, 2006	—	$—	—	$—

The weighted-average grant-date fair value of options granted during the three months ended January 31, 2006 was $12.07.

As of January 31, 2006, pursuant to FAS 123(R) there was $11.5 million of total unrecognized compensation cost related to nonvested shared-based compensation arrangements granted under the Option Plan. The cost is expected to be recognized over a remaining weighted-average period of 3.30 years.

The total cash received from employees as a result of employee stock option exercises under all plans for three months ended January 31, 2006 was approximately $369,000.  In connection with these exercises, the tax benefits realized by the Company for the first quarter of fiscal 2006 were $874,000.

The Company estimates the grant-date fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123(R) and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107, Share-Based Payment, using the weighted-average assumptions noted in the table below. Expected volatility of the stock is based on the Company’s peer group in the industry in which it does business because the Company does not have sufficient historical volatility data for its own stock. The expected term of options granted is estimated by the Company considering vesting periods and historical trends within the Company’s equity plans and represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the US Treasury zero-coupon issues with a remaining term equal to the expected term of the options used in the Black-Scholes valuation model. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under SFAS 123(R).

The following table presents the stock compensation expense recognized in accordance with SFAS 123(R) during the three months ended January 31, 2006 and in accordance with APB 25 during the three months ended January 31, 2005:

	Three Months Ended January 31,
	2006	2005
Cost of net revenues	$153	$—
Research and development	180	—
Sales and marketing	331	—
General and administrative	259	15
	$923	$15

Pro forma information regarding net income and earnings per share has been determined as if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans in all periods presented prior to the Company adopting SFAS 123(R) on May 1, 2005. The fair value of each stock option and stock purchase right for the periods prior to adoption was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	January 31,
	2006	2005
Expected term of the options	4 years	4 years
Risk-free interest rate	4.3%	3.2%
Expected stock price volatility	58%	61%
Expected dividend yield	0.0%	0.0%

For the purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options’ vesting period using the straight-line method.  The Company’s pro forma information is as follows (in thousands, except per share data):

Three Months Ended
January 31, 2005

Net income as reported:	$5,837
Plus: stock-based employee compensation expense included in reported net income	15
Less: total stock-based employee compensation expense determined under fair value based method for all awards	(112)

Net income	$5,740

Basic net income per share - as reported	$0.11
Basic net income per share - pro forma	$0.11
Diluted net income per share - as reported	$0.10
Diluted net income per share - pro forma	$0.10

At January 31, 2006, the Company had four share-based compensation plans. The compensation cost that has been charged to operations for those plans pursuant to SFAS 123(R) was $923,000 for the three months ended January 31, 2006. The total deferred tax benefit recognized in the statement of operations for share-based compensation arrangements pursuant to SFAS 123(R) was $317,000 for the three months ended January 31, 2006.

Note 9.  Segment and Geographic Information

Segment Information

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

Net revenues and operating income of each business segment reflect net revenues generated within the segment, standard cost of System Solutions net revenues, actual cost of Services net revenues and expenses that directly benefit only that segment. Corporate revenues and operating income reflect amortization of intangible assets, stock-based compensation, in-process research and development expense, and amortization of the step-up in the fair value of inventories, equipment and improvements and deferred revenue resulting from acquisitions. Corporate income also reflects the difference between the actual and standard cost of System Solutions net revenues and shared operating costs that benefit both segments, predominately research and development expenses and centralized supply chain management.

The following table sets forth net revenues and operating income for the Company’s segments (in thousands):

	Three Months Ended
	January 31,
	2006	2005

Revenues:
North America	$77,175	$64,808
International	57,657	46,583
Corporate	(202)	(108)
Total revenues	$134,630	$111,283

Operating income:
North America	$30,503	$20,746
International	14,167	7,940
Corporate	(21,533)	(15,608)
Total operating income	$23,137	$13,078

The Company’s long-lived assets which consist primarily of equipment and improvements, net by segment were as follows (in thousands):

	January 31, 2006	October 31, 2005

North America	$4,850	$5,110
International	2,086	1,715
	$6,936	$6,825

The Company’s goodwill by segment was as follows (in thousands):

	January 31, 2006	October 31, 2005

North America	$34,973	$34,973
International	12,287	12,287
	$47,260	$47,260

The Company’s total assets by segment were as follows (in thousands):

	January 31, 2006	October 31, 2005

North America	$292,665	$274,746
International	51,348	54,625
	$344,013	$329,371

Geographic Information

The net revenues by geographic area were as follows (in thousands):

	Three Months Ended January 31,
	2006	2005

United States	$75,037	$63,075
Canada	1,936	1,625
Latin America	23,916	15,913
Europe	23,049	19,469
Asia	10,692	11,201
	$134,630	$111,283

Revenues are allocated to the geographic areas based on the shipping destination of customer orders. Corporate revenues are included in the United States geographic area revenues.

The Company’s long-lived assets exclusive of inter-company accounts were as follows (in thousands):

	January 31, 2006	October 31, 2005

United States	$4,850	$5,110
Latin America	623	633
Europe	1,231	1,074
Asia	232	8
	$6,936	$6,825

Note 10. Related-Party Transactions

For the three months ended January 31, 2005, the Company recorded $63,000 of management fees payable to GTCR Golder Rauner, L.L.C., an affiliate of a significant stockholder. These fees are included in general and administrative expenses in the accompanying consolidated statements of operations. Upon the closing of the Company’s initial public offering, the management fees ceased.

In June 2004, the Company paid a placement fee of $2,920,000 to GTCR Golder Rauner, L.L.C., for services related to the new Credit Facility described in Note 4. The debt issuance costs are being amortized over the term of the related debt. The Company recorded amortization of debt issuance costs related to these costs of $65,000 and $78,000, respectively, for the three months ended January 31, 2006 and 2005, which is included in interest expense, net in the accompanying consolidated statements of operations. As of January 31, 2006, the balance of unamortized debt issuance costs related to the placement fee is $1.8 million.

For the three months ended January 31, 2005, the Company recorded $34,000, of expenses paid to affiliates in connection with services they provided or arranged, which are included in general and administrative expenses in the accompanying statements of operations.

Note 11. Income Taxes

The Company recorded provisions for income taxes of $7.0 million for the three months ended January 31, 2006 compared to $2.7 million for the three months ended January 31, 2005. The increase in the provision for income taxes for the three months ended January 31, 2006, is primarily attributable to increases in the Company’s pre-tax income and secondarily to an increase in the Company’s effective tax rate. The Company’s effective tax rate was 33.5% for the three months ended January 31, 2006 as compared to 32% for the comparable period of fiscal 2005. The estimated annual effective tax rate for fiscal year 2006 is 34% excluding discrete items.

Note 12.   Employee Benefit Plans

The Company maintains a defined contribution 401(k) plan that allows eligible employees to contribute up to 20% of their pretax salary up to the maximum allowed under Internal Revenue Service regulations. Discretionary employer matching contributions of $0.5 million were made to the plan during the three months ended January 31, 2006 and 2005.

Note 13. Acquisition of Business

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

  The total purchase price of $13.4 million was allocated as follows: $4.7 million to goodwill, $8.6 million to intangible assets comprised of developed technology of $4.5 million and customer relationships of $4.1 million and $0.1 million to net tangible assets acquired. The purchase price allocation is preliminary and may be adjusted in the future as the Company finalizes its restructuring plan for reorganization under EITF 95-3 Recognition of Liabilities In Connection With a Purchase Business Combination.  The Company accrued $313,000 of restructuring costs related to the integration of GO Software’s Savannah helpdesk facility with the Company’s helpdesk facility in Clearwater, Florida, of which $231,000 has been paid as of January 31, 2006.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. In some cases, forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and assumptions made by management. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Factors That May Affect Future Results and Financial Condition” below. The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s 2005 Annual Report on Form 10-K filed with the SEC on December 20, 2005, and the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as result of new information, future events or otherwise.

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

Our industry’s growth continues to be driven by the long term shift towards electronic payment transactions and away from cash and checks in addition to the need for improved security standards. Internationally, growth rates have been higher because of the relatively low penetration rates of electronic payment transactions in many countries and interest by governments in modernizing their economies and using electronic payments as a means of improving VAT collection. Recently, additional factors have driven growth, including the shift from dial up to IP based and wireless communications, growth of PIN based debit transactions, and advances in computing technology which enable vertical solutions and non-payment applications to reside at the point of sale.

We operate in two business segments: 1) North America and 2) International. We define North America as the United States and Canada, and International as all other countries in which we have revenue.

We believe that the shift towards IP communication and electronic PIN based debit transactions will continue in North America. Increasing intelligence at the point of sale will continue as a short-term driver of growth, with growth rates based on the stage of adoption and size of vertical segments that purchase these solutions. We continue to expand our Value Added Partner program, which, as of January 31, 2006, included 33 partners, as well as to invest in internal development, with the objective of introducing new solutions to address the specific various needs of markets and fueling incremental revenue growth.

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

Results of Operations

Net Revenues

We generate revenues through the sale of our electronic payment systems and solutions that enable electronic payments, which we identify as System Solutions, and to a lesser extent, warranty and support services and customer specific application development, which we identify as Services.

Net revenues, which include System Solutions and Services, are summarized in the following table (in thousands, except percentages):

	Three Months Ended January 31,
	2006	2005	Change In Dollars	Change In Percent

Systems Solutions	$118,685	$97,989	$20,696	21.1%
Services	15,945	13,294	2,651	19.9%
Total	$134,630	$111,283	$23,347	21.0%

System Solutions. System Solutions net revenues increased $20.7 million, or 21.1%, to $118.7 million in the quarter ended January 31, 2006, from $98.0 million in the quarter ended January 31, 2005.  System Solutions net revenues comprised 88.2% of total net revenues in the quarter ended January 31, 2006, which was essentially unchanged from the quarter ended January 31, 2005. International System Solutions net revenues for the quarter ended January 31, 2006 increased $11.1 million, or 24.9% to $55.6 million. Factors driving this increase included the desire of emerging market countries to modernize their economies and improve collection of VAT, the need for customers to comply with EMV requirements, and our Vx System Solutions, including wireless, which allowed us to compete in new market segments. North America System Solutions net revenues for the quarter ended January 31, 2006 increased $9.6 million, or 18.0%, to $63.1 million. This increase was primarily attributable to the ongoing replacement of the installed base with System Solutions that have IP communication and PIN-based debit capabilities, introduction of a low priced single application financial system solution, and strong demand from petroleum companies and convenience stores.   Partially offsetting this growth was a decline in rollouts to quick service restaurant, or QSR, customers. We expect that International System Solutions net revenues will continue to grow at faster rate than North America System Solutions net revenues at least for the next year, though we may experience periodic variations in sales to our international markets.

Services. Services net revenues increased $2.7 million, or 19.9%, to $15.9 million in the quarter ended January 31, 2006, from $13.3 million in the quarter ended January 31, 2005.  The growth was entirely due to an increase in North America Services. Approximately $1.2 million of growth was primarily related to custom software application projects for Petroleum customers, $1.0 million was attributable to the acquisition of GO Software, and the remainder was due to increased maintenance and repair services associated with a larger installed base.

Gross Profit

The following table shows the gross profit for System Solutions and Services (in thousands, except percentages):

	Three Months Ended January 31,
	Amount		Gross Profit Percentage
	2006	2005	2006	2005

Systems Solutions	$51,570	$36,880	43.5%	37.6%
Services	8,032	5,744	50.4%	43.2%
Total	$59,602	$42,624	44.3%	38.3%

Gross profit on System Solutions, including amortization of purchased core and developed technology assets, increased $14.7 million, or 39.8%, to $51.6 million in the quarter ended January 31, 2006, from $36.9 million in the quarter ended January 31, 2005.  Gross profit on System Solutions represented 43.5% of System Solutions net revenues in the quarter ended January 31, 2006, up from 37.6% in the quarter ended January 31, 2005.  Amortization of purchased core and developed technology assets was 1.3% of Systems Solutions net revenues in the quarter ended January 31, 2006 compared to 2.0% in the quarter ended January 31, 2005, as several purchased core and developed technology assets became fully amortized and System Solutions revenue grew. The inclusion of revenues from GO software was the primary reason for the gross profit percentage improvement. In addition, the increase in gross profit percentage on System Solutions was partially due to a 0.7 percentage point improvement in gross profit from the reduction in amortization of purchase core and developed technology assets. In North America, sales of software licenses primarily related to our acquisition of GO Software and petroleum solutions, with higher than average gross profit percentages, increased while lower gross profit percentage dial up and QSR solutions declined. Internationally, demand for wireless and landline Vx System Solutions, designed with a lower manufacturing cost than the previous generation System Solutions, resulted in an improved gross profit percentage. Partially offsetting this favorable mix was a 1.9 percentage point unfavorable impact due to establishment of the Singapore international headquarters and freight expedite charges incurred to meet demand.

Gross profit on Services increased $2.3 million, or 39.8% to $8.0 million in the quarter ended January 31, 2006, from $5.7 million in the quarter ended January 31, 2005. Gross profit on Services represented 50.4% of Services net revenues in the quarter ended January 31, 2006, as compared to 43.2% in the quarter ended January 31, 2005.   This improvement was due to a favorable shift in mix towards North American helpdesk and deployment services.  International gross profit percentage was effectively unchanged from the comparable period.

We expect gross profit from International business, both System Solutions and Services, to continue to be below the gross profit of North America business.

Research and Development Expense

Research and development (“R&D”) expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended January 31,
	2006	2005	Change In Dollars	Change In Percent

Research and development	$11,407	$9,494	$1,913	20.1%
Percentage of net revenues	8.5%	8.5%

R&D expenses in the quarter ended January 31, 2006, increased compared to the quarter ended January 31, 2005,  due to $0.7 million of expenses from the inclusion of GO Software, $0.4 million of increased international expenses to support wireless introductions, and $0.6 million of expenses to develop applications for financial and petroleum customers.  In addition, $0.2 million of increased expenses was due to stock-based compensation. We expect R&D expenses to remain, over time, in a range between 8% and 9% of net revenues for the foreseeable future.

Sales and Marketing Expense

Sales and marketing expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended January 31,
	2006	2005	Change In Dollars	Change In Percent

Sales and marketing	$14,201	$12,044	$2,157	17.9%
Percentage of net revenues	10.5%	10.8%

Sales and marketing expenses increased for the quarter ended January 31, 2006, compared to the quarter ended January 31, 2005 due primarily to $0.5 million of increased expenses from the inclusion of GO Software, $0.5 million of increased expenses to address opportunities with independent sales organization, or ISOs and multilane retail, and $0.5 million of additional Corporate sales incentive programs and promotional expenses pertaining to the Mx870 and Visual Payments launch.  In addition, $0.3 million of increased expenses was due to stock-based compensation. We expect sales and marketing expenses to decline as a percentage of net revenues over time.

General and Administrative Expense

General and administrative expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended January 31,
	2006	2005	Change In Dollars	Change In Percent

General and administrative	$9,698	$6,704	$2,994	44.7%
Percentage of net revenues	7.2%	6.0%

General and administrative expenses in the quarter ended January 31, 2006 increased, compared with the quarter ended January 31, 2005, primarily due to $1.2 million of expenses related to the requirements of operating as a public company, $0.5 million of expenses as a result of higher executive bonuses, $0.3 million of expenses as a result of higher travel costs and $0.2 million of expenses from the inclusion of GO Software. In addition, $0.3 million of increased expenses was due to stock-based compensation. We expect general and administrative expenses to decrease as a percentage of net revenues over time.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets decreased $0.1 million to $1.2 million in the first quarter of fiscal 2006 compared with $1.3 million in the first quarter of fiscal 2005. The decrease for the period is due to several purchased intangible assets having been fully amortized during the fiscal year ended October 31, 2005, offset in part by the amortization of intangible assets relating to the acquisition of GO Software, which was completed on March 1, 2005.

Interest Expense

Interest expense of $3.3 million in the first quarter of fiscal 2006 decreased from $4.3 million in the first quarter of fiscal 2005. The decrease in the three-month period was attributable to the repricing of our Term B Loan and the repayment of our Second Lien Loan in May 2005 with the proceeds that we received from our initial public offering. We expect interest expense to decrease due to a decrease in interest rate for the Term B Loan as a result of Standard & Poor’s decision to raise its corporate credit and senior secured bank loan ratings on us to ‘BB-’ from ‘B+’ effective February 1, 2006.

Interest Income

Interest income of $687,000 in the first quarter of fiscal 2006 increased from $11,000 in the first quarter of fiscal 2005. The increase in the three-month period was attributable to investing a portion of the proceeds that we received from our initial public offering.

Other Income (Expense), Net

Other income, net in the first quarter of fiscal 2006 was $201,000 resulting primarily from a refund of $288,000 associated with an Indian customs appeal resolution. This was partially offset by foreign currency transaction losses of $20,000 and foreign currency contract losses of $76,000 related to fluctuations in the value of the US dollar as compared to foreign currency. Other expense, net in the first quarter of fiscal 2005 of $200,000 resulted primarily from foreign currency contract losses of $220,000 related to fluctuations in the value of the US dollar as compared to foreign currency.

Provision for Income Tax

We recorded a provision for income taxes of $7.0 million for the first quarter compared to an income tax expense of $2.7 million for the comparable period in fiscal 2005. The increase in the provision for both periods is primarily attributable to increases in the Company’s pre-tax income and secondarily to an increase in the Company’s effective tax rate. For the first quarter of fiscal 2006 our effective tax rate was 33.5% as compared to 32% for the first quarter of 2005. The increase in the tax rates is primarily attributable to the net effect of increases in pre-tax income, a reduction in the Company’s valuation allowance for deferred tax assets, expiration of the federal research credit and increases in the amount of income considered permanently reinvested in foreign operations and subject to lower foreign tax rates.

As of January 31, 2006, we have recorded $29.9 million of net deferred tax assets, the realization of which is dependent on future domestic and certain foreign taxable income.  Although realization is not assured, management believes that it is more likely than not that these deferred tax assets will be realized.  The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters when we reevaluate the underlying basis for our estimates of future domestic and certain foreign taxable income.

Our plan for a tax structure to reduce our average worldwide statutory tax rate is proceeding towards implementation.  We have implemented key elements of our tax structure in the first quarter of the current fiscal year and expect to be substantially complete with all aspects of the implementation by the end of July 2006. We continue to expect that our long-term average worldwide statutory tax rate will be in the low thirty percent range.  We have changed the form of the transfer of intangible assets to a non-U.S. subsidiary from a sale to a license.  We no longer expect to have a one-time tax payment in connection with the transfer of intangible property rights in connection with the implementation of the tax structure.

Segment Information

The following table reconciles segmented net revenues and operating income to totals for the three months ended January 31, 2006 and 2005. Corporate net revenues and operating income (loss) reflect amortization of purchased intangible assets, stock-based compensation, in-process research and development expense, and amortization of step ups in the fair value of inventories, equipment and improvements and deferred net revenues resulting from acquisitions. Corporate income (loss) also reflects the difference between the actual and standard cost of System Solutions net revenues and shared operating costs that benefit both segments, predominately research and development expenses and supply chain management.

	Three Months Ended January 31,
	2006	2005	Change In Dollars	Change In Percent
Revenues
North America	$77,175	$64,808	$12,367	19.1%
International	57,657	46,583	11,074	23.8%
Corporate	(202)	(108)	(94)	87.0%
Total revenues	$134,630	$111,283	$23,347	21.0%

Operating income:
North America	$30,503	$20,746	$9,757	47.0%
International	14,167	7,940	6,227	78.4%
Corporate	(21,533)	(15,608)	(5,925)	(38.0)%
Total operating income	$23,137	$13,078	$10,059	76.9%

Net revenues growth in North America for the quarter ended January 31, 2006 as compared to the quarter ended January 31, 2006 was primarily driven by an increase of approximately $9.6 million in System Solutions and $2.8 million in Services net revenues. See “Results of Operations – Net Revenues.”

System Solutions net revenues in International grew approximately $11.1 million.  Services net revenues were unchanged.  See “Results of Operations – Net Revenues.”

The increase in operating income for North America for the quarter ended January 31, 2006 as compared to the quarter ended January 31, 2005 was mainly due to higher net revenues and a higher gross profit percentage as a result of favorable product mix in both System Solutions and Services, which was partially offset by higher operating expenses.

The increase in International operating income for the quarter ended January 31, 2006 compared to the quarter ended January 31, 2005 was mainly due to increased net revenues and a higher gross profit percentage as a result of the introduction of the higher margin Vx Solutions, partially offset by higher operating expenses.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to service our debt, finance working capital, and make capital expenditures and investments. At January 31, 2006 our primary sources of liquidity were cash and cash equivalents of $66.6 million, marketable securities of $21.6 million, our $30 million unused revolving credit facility, which is not currently used and cash generated from operations.

Our operations provided cash of $6.5 million in the first quarter of fiscal 2006, which was attributable to net income of $13.8 million, depreciation, amortization and other non-cash charges of $5.1 million, offset by $12.4 million used by net operating assets and liabilities. The principal uses of net operating assets and liabilities in the first quarter of fiscal 2006 were largely attributable to an increase in accounts receivable of $5.5 million, an increase in inventories of $3.5 million, an increase in prepaid expenses and other current assets of $1.0 million, an increase in deferred tax assets of $0.9 million, a decrease in accounts payable of $5.3 million and a decrease in accrued compensation of $1.5 million. This was partially offset by an increase in income tax payable of $3.8 million and an increase in deferred revenue of $2.6 million.

We used $6.1million of net cash for investing activities during the first quarter of fiscal 2005, $56.0 million of which was used to invest in marketable securities, partially offset by sale of marketable securities of $51.2 million.

Our financing provided cash of $726,000 for the first quarter of fiscal 2006, primarily due to a tax benefits related to exercise of stock options of $874,000 and proceeds from stock options exercises of $369,000 partially offset by principal payments of $462,000 on the Term B loan.

We plan to increase our inventory levels in excess of $10.0 million in the next quarter to meet anticipated demand.   This need will decrease cash provided by operating activities in the second and third fiscal quarters.

We believe that we have the financial resources to meet our business requirements for the next twelve months, including capital expenditures, working capital requirements and future strategic investments and to comply with our financial covenants.

Contractual Obligations

The following table summarizes our contractual obligations as of January 31, 2006 (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years

Term B loan	$247,087	$13,943	$27,518	$205,626
Capital lease obligation	210	118	89	3
Operating leases	15,672	6,877	7,366	1,429
Minimum purchase obligations	55,419	55,419	—	—
	$318,388	$76,357	$34,973	$207,058

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

A reconciliation of net income, the most directly comparable U.S. GAAP measure, to EBITDA, as adjusted, for the first quarter of fiscal 2006 and 2005 is as follows (in thousands):

	Three Months Ended January 31
	2006	2005

U.S. GAAP net income	$13,794	$5,837
Provision for income taxes	6,952	2,747
Interest expense	3,279	4,305
Interest income	(687)	(11)
Depreciation and amortization of equipment and improvements	774	723
Amortization of capitalized software	275	267
Amortization of purchased intangible assets	2,752	3,266
Amortization of step-up in deferred revenue on acquisition	202	108
Stock-based compensation	923	15
Management fees to majority stockholder	—	63

EBITDA, as adjusted	$28,264	$17,320

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K, consist of interest rate cap agreements and forward foreign currency exchange agreements described under “Quantitative and Qualitative Disclosures about Market Risk.” See Item 3.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections”—a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS 154 is not expected to have a material impact on the Company’s consolidated resulting operations, financial position or cash flows.

In November 2005, FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-

temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. The Company’s adoption of FSP 115-1 will not have a material impact on our results of operations or financial condition.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”—an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative, clarifies which interest-only strips and principal-only strips are not subject to the requirement of Statement 133, establishes a requirement to evaluate interests in securitized financial assets, clarifies the concentrations of credit risk, and eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument. The Statement improves financial reporting by eliminating the exemption from applying Statement 133 to interest in securitized financial assets and allowing to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a measurement. SFAS 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The implementation of SFAS 155 is not expected to have a material impact on the Company’s consolidated resulting operations, financial position or cash flows.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, bad debts, income taxes and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For further information on the critical accounting policies of VeriFone, see the discussion of critical accounting policies in VeriFone’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

The risks set forth below may adversely affect our business, financial condition and operating results.  In addition to the risks set forth below and the factors affecting specific business operations identified with the description of these operations elsewhere in this report, there may also be risks of which we are currently aware, or that we currently regard as immaterial based on the information available to us that later prove to be material.

Risks Related to Our Business

We depend upon third parties to manufacture our products and to supply the components necessary to manufacture our products.

We do not manufacture the physical devices that we design which form part of our system solutions; rather, we arrange for a limited number of third parties to manufacture these devices for us. Similarly, components such as application-specific integrated circuits, or ASICs, payment processors, wireless modules, modems and printer mechanisms that are necessary to manufacture and assemble our devices are sourced either directly by us or on our behalf by our contract manufacturers from a variety of component suppliers. We generally do not have long-term agreements with our manufacturers or component suppliers. If our suppliers become unwilling or unable to provide us with adequate supplies of parts or products when we need them, or if they increase their prices, we might not be able to find alternative sources in a timely manner and could be faced with a critical shortage. This could harm our relationships with our customers and cause our revenues to decline. Even if we are able to secure alternative sources in a timely manner, our costs could increase. In the quarter ended January 31, 2006, over half of our component spending was for components we sourced from a single supplier or a small number of suppliers.

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

A significant percentage of our net revenues is attributable to a limited number of customers, including distributors and ISOs. In the three months ended January 31, 2006, our ten largest customers accounted for approximately 38% of our net revenues and sales to First Data Corporation and its affiliates represented 11% of our net revenues in that period. Our sales of system solutions to First Data and its affiliates include sales to its TASQ Technology division, which distributes payment devices to ISOs and financial institutions such as Wells Fargo & Company and Chase Merchant Services. If any of our large customers significantly reduces or delays purchases from us or if we are required to sell products to them at reduced prices or on other terms less favorable to us, our revenues and income could be materially adversely affected.

A significant portion of our net revenues are generated outside of the United States and we intend to continue to expand our operations internationally. Our results of operations could suffer if we are unable to manage our international expansion and operations effectively.

During the three months ended January 31, 2006, 42.8% of our net revenues were generated outside of the United States. Part of our strategy is to expand our penetration in existing foreign markets and to enter new foreign markets. Our ability to penetrate some international markets may be limited due to different technical standards, protocols or product requirements. Expansion of our International business will require significant management attention and financial resources. Our International net revenues will depend on our continued success in the following areas:

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

•                  greater difficulty in safe guarding intellectual property in emerging markets;

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

In particular, differences in relative growth rates between our North America and International segments may have a significant effect on our operating results, particularly our reported gross profit percentage, in any individual quarter, because International sales carry lower gross margins.

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

Our International sales tend to carry lower prices and therefore have lower gross margins than our sales in North America. As a result, if we successfully expand our International sales, any improvement in our results of operations will likely not be as favorable as an expansion of similar magnitude in the United States and Canada. Although it is impossible to predict for any future period our proportion of revenues that will result from International sales versus sales in North America, in recent quarters the percentage of our revenues generated outside of North America has increased. Variations in this proportion from period to period may lead to volatility in our results of operations which, in turn, may depress the trading price of our common stock.

Fluctuations in currency exchange rates may adversely affect our results of operations.

A substantial part of our business consists of sales made to customers outside the United States. A portion of the net revenues we receive from such sales is denominated in currencies other than the U.S. dollar. Additionally, portions of our cost of net revenues and our other operating expenses are incurred by our International operations and denominated in local currencies. While fluctuations in the value of these net revenues, costs and expenses as measured in U.S. dollars have not materially affected our results of operations historically, we cannot assure you that adverse currency exchange rate fluctuations will not have a material impact in the future. In addition, our balance sheet reflects non-U.S. dollar denominated assets and liabilities, primarily inter-company balances, which can be adversely affected by fluctuations in currency exchange rates. We have entered into foreign currency forward contracts and other arrangements intended to hedge our exposure to adverse fluctuations in exchange rates. Nevertheless, these hedging arrangements may not always be effective, particularly in the event of imprecise forecasts of non-U.S. denominated assets and liabilities. Accordingly, if there is an adverse movement in exchange rates, we might suffer significant losses. For instance, in the three months ended January 31, 2006, we incurred foreign currency contract losses of $0.1 million, net of foreign currency transaction gains primarily as a result of our hedging activities. Additionally, hedging programs expose us to risks that could adversely affect our operating results, including the following:

•                  We may be unable to hedge currency risk for some transactions because of a high level of uncertainty or the inability to reasonably estimate our foreign exchange exposures.

•                  We may be unable to acquire foreign exchange hedging instruments in some of the geographic areas where we do business, or, where these derivatives are available, we may not be able to acquire enough of them to fully offset our exposure.

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

As a result of these factors, we regularly run the risk of maintaining excess inventory levels. This risk may be enhanced to the extent we increase inventory levels in response to expected customer requirements. The accumulation of excess or obsolete inventory may result in price reductions and inventory write-downs, which could adversely affect our business and financial condition. We have incurred an obsolescence cost of $1.1 million in the three months ended January 31, 2006, primarily as a result of the customers shifting to our new Vx Solutions, our latest generation of system solutions, employing a 32-bit ARM9 System-on-Chip running our Verix operating system which provides a consistent user interface and secure multi-application platform across several payment systems.

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

We are exposed to various risks related to legal proceedings or claims that may harm our operating results or financial condition.

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

Our Brazilian subsidiary has been notified of a tax assessment regarding Brazilian state value added tax, or VAT, for the periods from January 2000 to December 2001 and related to products supplied to us by a contract manufacturer. The assessment relates to an asserted deficiency of 6.5 million Brazilian reals (approximately $2.9 million) including interest and penalties.  The tax assessment was based on a clerical error in which our Brazilian subsidiary omitted the required tax exemption number on its invoices.  Management does not expect that we will ultimately incur a material liability in respect of this assessment, because they believe, based in part on advice of our Brazilian tax counsel, that we will prevail in the proceedings relating to this assessment.  On May 25, 2005, we had an administrative hearing with respect to this audit.  Management expects to receive the decision of the administrative judges sometime in 2006. In the event we receive an adverse ruling from the administrative body, we will decide whether or not to appeal and would reexamine the determination as to whether an accrual is necessary.

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

We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our internal controls over financial reporting. If we are not able to complete our evaluation or remediate deficiencies in a timely manner, our internal controls would be considered ineffective for purposes of Section 404 and our independent auditors may not be able to certify as to the effectiveness of our internal control over financial reporting. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results.

If we are unable to improve and maintain the quality of our internal controls, any weaknesses could materially and adversely affect our ability to provide timely and accurate information about us, which could harm our reputation and share price

On several occasions since our separation from Hewlett-Packard, our independent registered public accounting firm has identified deficiencies in our internal controls which rose to the level of material weakness. We have worked diligently to correct these deficiencies. We are not aware of, nor did our independent registered public accounting firm inform us of, any matters involving internal controls that we consider to be material weaknesses relating to the years ended October 31, 2005 and October 31, 2004 and the three months ended January 31, 2006. Nevertheless, we cannot be certain that the measures we have taken will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Any failure to maintain adequate controls or to adequately implement required new or improved controls could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could adversely affect the trading price of our common stock.

We are investing for RoHS but there can be no assurance that we will be in compliance in every respect.

We are subject to other legal and regulatory requirements, including a European Union directive that places restrictions on the use of hazardous substances (RoHS) in electronic equipment. RoHS sets a framework for producers’ obligations in relation to manufacturing (including the amounts of named hazardous substances contained in products sold), labeling, and treatment, recovery and recycling of electronic products in the European Union which may require us to alter the manufacturing of the physical devices that include our solutions and/or require active steps to promote recycling of materials and components. Although the directive has been adopted by the European Commission, national legislation to implement the directive is still pending in the member states of the European Union. In addition, similar legislation could be enacted in other jurisdictions, including in the United States.  If we do not comply with the RoHS directive, we may suffer a loss of revenue, be unable to sell in certain markets and/or countries, be subject to penalties and enforced fees and/or suffer a competitive disadvantage. Furthermore, we cannot assure you that the costs to comply with RoHS, or with current and future environmental and worker health and safety laws will not have a material adverse effect on our results of operation, expenses and financial condition.

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

In June 2004, our principal operating subsidiary, VeriFone, Inc., and another subsidiary entered into a secured credit facility under which, as of January 31, 2006, VeriFone, Inc. had outstanding indebtedness, excluding capital leases, of approximately $182.1 million.

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

As of January 31, 2006, we had stockholders’ equity of $42.6 million primarily due to the capital we received in our initial public and follow-on offerings and our earnings in fiscal 2005. This may make lenders and other potential investors less likely to provide us with additional debt or equity financing. If we require additional financing, there is no guarantee that we can obtain it on acceptable terms, or at all. If we are unable to obtain additional, needed financing, our financial condition and results of operations may be adversely affected.

GTCR has substantial influence over our operations, which will limit our other stockholders’ ability to influence corporate activities and may adversely affect the market price of our common stock.

GTCR owns or controls shares representing, in the aggregate, an approximately 33.1% voting interest in our company and has three of the seven members on our board of directors. Accordingly, GTCR may exercise substantial influence over our operations and business strategy. In addition, GTCR will have substantial influence over the outcome of votes on all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions.

GTCR may also exercise substantial influence with respect to mergers or other business combinations that involve a change in control of us, under a stockholders agreement among us, GTCR and certain other stockholders. Subject to specified conditions, that agreement requires the stockholders who are parties to it to consent to a sale of VeriFone Holdings, Inc. to a non-affiliate of GTCR if the sale is approved by the holders of a majority of the shares subject to the agreement. This provision is described in more detail under the caption “Certain Relationships and Related Transactions” in our 2006 Proxy Statement which is incorporated herein by reference. Currently, shares will be released from the stockholders agreement as they are sold.

GTCR’s ownership of a substantial portion of our outstanding equity may have the effect of delaying or preventing a change in control of us or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. These actions may be taken even if other stockholders oppose them.

Our Chief Executive Officer owns a significant stake in us and may be difficult to remove.

Our Chief Executive Officer, Douglas Bergeron, beneficially owns shares representing, in the aggregate, approximately a 6.9% voting interest in our company. Moreover, Mr. Bergeron and several senior managers have a long professional history together at SunGard Data Systems Inc. Mr. Bergeron’s significant ownership stake in our company and his history with other senior management may also make it difficult for the board of directors to remove Mr. Bergeron or other members of senior management.

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

The cost of the two remaining interest rate caps that total $314,000 were recorded in prepaid expenses and other current assets in the condensed consolidated balance sheet and are being amortized as interest expense over the life of the caps. For the three months ended January 31, 2006, the Company received interest of $31,000 as a result of the three months LIBOR rate on its Term Loan B exceeding 4%. A 1% increase in the variable rate of interest on the currently outstanding debt under our secured credit facility would increase annual interest expense by approximately $1.5 million.

Foreign Currency Risk

A substantial part of our business consists of sales made to customers outside the United States. A portion of the net revenues we receive from such sales is denominated in currencies other than the U.S. dollar. Additionally, portions of our costs of net revenues and our other operating expenses are incurred by our International operations and denominated in local currencies. While fluctuations in the value of these net revenues, costs and expenses as measured in U.S. dollars have not materially affected our results of operations historically, we cannot assure you that adverse currency exchange rate fluctuations will not have a material impact in the future. In addition, our balance sheet reflects non-U.S. dollar denominated assets and liabilities, primarily inter-company balances which can be adversely affected by fluctuations in currency exchange rates. In certain periods, we have not hedged our exposure to these fluctuations. We have entered into foreign currency forward contracts and other arrangements intended to hedge our exposure to adverse fluctuations in exchange rates. As of January 31, 2006, we had no foreign currency forward contracts outstanding. Effective February 1, 2006, we have entered into foreign currency forward contracts to sell Australian dollars and Euros with notional amounts of $2.0 million and $1.8 million, respectively.  If we chose not to enter into foreign currency forward contracts to hedge against these exposures and if the Euro and Australian dollar both were to devalue 5% to 10% against the U.S. dollar, results of operations would include a foreign exchange loss of $0.2 million to $0.4 million.

Hedging arrangements of this sort may not always be effective to protect our results of operations against currency exchange rate fluctuations, particularly in the event of imprecise forecasts of non-U.S. denominated assets and liabilities. Accordingly, if there is an adverse movement in exchange rates, we might suffer significant losses. For instance, in the three months ended January 31, 2006, we suffered foreign currency contract losses of $0.1 million, net of foreign currency transaction gains despite our hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

 (a) Evaluation of disclosure controls and procedures.

With the participation of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in internal control over financial reporting.

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the first quarter of our fiscal year ended January 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our Brazilian subsidiary has been notified of a tax assessment regarding Brazilian state value added tax, or VAT, for the periods from January 2000 to December 2001 and related to products supplied to us by a contract manufacturer. The assessment relates to an asserted deficiency of 6.5 million Brazilian reals (approximately $2.9 million) including interest and penalties.  The tax assessment was based on a clerical error in which our Brazilian subsidiary omitted the required tax exemption number on its invoices.  Management does not expect that we will ultimately incur a material liability in respect of this assessment, because they believe, based in part on advice of our Brazilian tax counsel, that we will prevail in the proceedings relating to this assessment.  On May 25, 2005, we had an administrative hearing with respect to this audit.  Management expects to receive the decision of the administrative judges sometime in 2006. In the event we receive an adverse ruling from the administrative body, we will decide whether or not to appeal and would reexamine the determination as to whether an accrual is necessary.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits

The Following documents are filed as Exhibits to this report:

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

VERIFONE HOLDINGS, INC

Date: March 3, 2006	By:	/s/Douglas G. Bergeron
Douglas G. Bergeron
Chairman and Chief Executive Officer

	By:	/s/Barry Zwarenstein
Barry Zwarenstein
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.