Form 10-Q
period 2006-04-30
VeriFone Holdings, Inc.
filed 2006-05-26
CIK 1312073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2006
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).   Large Accelerated Filer ☐   Accelerated Filer ☒   Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐   NO ☒

At May 12, 2006, the number of shares outstanding of the registrant’s common stock, $0.01 par value was 67,899,421.

VeriFone Holdings, Inc.
INDEX

PART I—FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	April 30,	October 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$91,218	$65,065
Marketable securities	12,711	16,769
Accounts receivable, net of allowances for doubtful accounts of $1,710 and $1,571	107,063	87,424
Inventories	47,951	33,501
Deferred tax assets	11,481	11,467
Prepaid expenses and other current assets	9,893	9,368
Total current assets	280,317	223,594
Equipment and improvements, net	6,623	5,873
Purchased intangible assets, net	13,582	18,912
Goodwill	47,260	47,260
Deferred tax assets	19,562	17,705
Debt issuance costs, net	6,924	7,462
Other assets	9,123	6,546
Total assets	$383,391	$327,352
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$64,257	$47,161
Income taxes payable	11,965	8,746
Accrued compensation	11,955	12,576
Accrued warranty	3,826	4,371
Deferred revenue, net	20,716	15,523
Deferred tax liabilities	137	137
Accrued expenses	5,737	6,826
Other current liabilities	14,852	13,819
Current portion of long-term debt	1,927	1,994
Total current liabilities	135,372	111,153
Accrued warranty	743	872
Deferred revenue	6,775	6,835
Long-term debt, less current portion	179,848	180,812
Other long-term liabilities	835	1,142
Commitments and contingencies
Stockholders’ equity:
Voting Common Stock: $0.01 par value, 100,000 shares authorized at April 30, 2006 and October 31, 2005; 67,834 and 67,646 shares issued and outstanding as of April 30, 2006 and October 31, 2005	678	676
Additional paid-in-capital	132,178	128,101
Accumulated deficit	(74,149)	(102,979)
Accumulated other comprehensive income	1,111	740
Total stockholders’ equity	59,818	26,538
Total liabilities and stockholders' equity	$383,391	$327,352

See accompanying notes.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
Net revenues:
System Solutions	$128,136	$105,414	$246,821	$203,403
Services	14,054	12,479	29,999	25,773
Total net revenues	142,190	117,893	276,820	229,176
Cost of net revenues:
System Solutions	71,765	63,420	138,880	124,529
Services	7,026	7,043	14,939	14,593
Total cost of net revenues	78,791	70,463	153,819	139,122
Gross profit	63,399	47,430	123,001	90,054
Operating expenses:
Research and development	12,221	10,457	23,628	19,951
Sales and marketing	14,404	12,932	28,605	24,976
General and administrative	9,993	6,787	19,691	13,491
Amortization of purchased intangible assets	1,159	1,346	2,318	2,650
Total operating expenses	37,777	31,522	74,242	61,068
Operating income	25,622	15,908	48,759	28,986
Interest expense	(3,197)	(4,568)	(6,476)	(8,873)
Interest income	927	100	1,614	111
Other income (expense), net	65	29	266	(171)
Income before income taxes	23,417	11,469	44,163	20,053
Provision for income taxes	8,381	2,662	15,333	5,409
Net income	$15,036	$8,807	$28,830	$14,644
Net income per share:
Basic	$0.23	$0.16	$0.44	$0.27
Diluted	$0.22	$0.15	$0.42	$0.26
Weighted average shares used in computing net income per share:
Basic	65,799	53,403	65,751	53,389
Diluted	68,959	57,084	68,887	57,022

See accompanying notes.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six Months Ended
	April 30,
	2006	2005
	(unaudited)
Cash flows from operating activities
Net income	$28,830	$14,644
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of purchased intangibles	5,330	6,305
Depreciation and amortization of equipment and improvements	1,651	1,437
Amortization of capitalized software	598	523
Amortization of interest rate caps	139	47
Amortization of debt issuance costs	539	635
Stock-based compensation	2,112	52
Tax benefit from stock-based compensation	(1,374)	—
Other	(81)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(19,639)	9,604
Inventories	(14,450)	(15,746)
Deferred tax assets	(1,871)	(2,974)
Prepaid expenses and other current assets	(607)	39
Other assets	42	(326)
Accounts payable	17,096	(279)
Income taxes payable	4,593	398
Accrued compensation	(621)	(1,012)
Accrued warranty	(674)	402
Deferred revenue, net	5,133	3,645
Deferred tax liabilities	—	951
Accrued expenses and other liabilities	(2,083)	(4,449)
Net cash provided by operating activities	24,663	13,896
Cash flows from investing activities
Software development costs capitalized	(1,078)	(235)
Purchases of equipment and improvements	(2,161)	(1,410)
Purchases of other assets	(1,114)	—
Purchases of marketable securities	(102,508)	—
Sales and maturities of marketable securities	106,625	—
Acquisition of business, net of cash and cash equivalents acquired	—	(13,317)
Net cash used in investing activities	(236)	(14,962)
Cash flows from financing activities
Proceeds from revolving promissory notes payable and revolver	—	19,100
Repayments of revolving promissory notes payable and revolver	—	(19,100)
Repayments of long-term debt	(925)	(950)
Tax benefit of stock-based compensation	1,374	—
Repayments of capital leases	(106)	(242)
Proceeds from exercises of stock options and other	593	117
Payments of IPO and follow-on financing costs	—	(1,835)
Net cash provided by (used in) financing activities	936	(2,910)
Effect of foreign currency exchange rate changes on cash	790	13
Net increase (decrease) in cash and cash equivalents	26,153	(3,963)
Cash and cash equivalents, beginning of period	65,065	12,705
Cash and cash equivalents, end of period	$91,218	$8,742
Supplemental disclosures of cash flow information
Cash paid for interest	$5,875	$8,102
Cash paid for income taxes	$13,289	$7,717

See accompanying notes.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Description of Business

VeriFone Holdings, Inc. (“VeriFone” or the “Company”) was incorporated in the state of Delaware on June 13, 2002 in order to acquire VeriFone, Inc. on July 1, 2002. Prior to the completion of the Company’s initial public offering on May 4, 2005, VeriFone was majority owned by GTCR Fund VII, L.P., an equity fund managed by GTCR Golder Rauner, LLC (“GTCR”), a private equity firm. As of April 30, 2006, equity funds managed by GTCR owned approximately 33.1% of the outstanding common stock of the Company. VeriFone designs, markets, and services transaction automation systems that enable secure electronic payments among consumers, merchants, and financial institutions.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of April 30, 2006, the condensed consolidated statements of operations for the three and six months ended April 30, 2006 and 2005, and the condensed consolidated statements of cash flows for the six months ended April 30, 2006 and 2005 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, Form 10-Q and Article 10 of Regulation S-X. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements, except for the adoption of SFAS No. 123(R), Share-Based Payment which was adopted on May 1, 2005, using the modified-prospective-transition method, and include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of April 30, 2006, its results of operations for the three and six months ended April 30, 2006 and 2005, and its cash flows for the six months ended April 30, 2006 and 2005. The results for the interim periods are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending October 31, 2006. The condensed consolidated balance sheet as of October 31, 2005 has been derived from the audited consolidated balance sheet as of that date. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation. The reclassifications did not impact previously reported revenues, total operating expense, operating income, net income, or stockholders’ equity.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s 2005 Annual Report on Form 10-K filed with the SEC on December 20, 2005.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and other various assumptions that are believe to be reasonable under the circumstances. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

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

The Company records revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured. Cash received in advance of revenue recognition is recorded as deferred revenue, net.

Net revenues from System Solutions sales to end-users, resellers, value added resellers and distributors are recognized upon shipment of the product with the following exceptions:

•       If product is shipped FOB destination, revenue is recognized when the shipment is delivered, or

•       If an acceptance clause exists, revenue is recognized upon the earlier of receipt of the acceptance letter or when the clause lapse.

End-users, resellers, value added resellers and distributors generally have no rights of return, stock rotation rights or price protection.

The Company’s System Solutions sales include software that is incidental to the electronic payment devices and services included in its sales arrangements.

The Company enters into revenue arrangements for individual products or services. As a System Solutions provider, the Company’s sales arrangements often include support services in addition to electronic payment devices (“multiple deliverables”). These services may include installation, training, consulting, customer support and/or refurbishment arrangements.

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

Items which do not meet these criteria are combined into a single unit of accounting. If there is objective and reliable evidence of fair value for all units of accounting, the arrangement consideration is allocated to the separate units of accounting based on their relative fair values. In cases where there is objective and reliable evidence of the fair value(s) of the undelivered item(s) in an arrangement but no such evidence for one or more of the delivered item(s), the residual method is used to allocate the arrangement consideration. In cases in which there is no objective and reliable evidence of the fair value(s) of the undelivered item(s), the Company defers all revenue for the arrangement until the period in which the last item is delivered.

For revenue arrangements with multiple deliverables, upon shipment of its electronic payment devices, the Company allocates the fair value for all remaining undelivered elements and recognizes the residual amount within the arrangement as revenue for the delivered items as prescribed in EITF 00-21. Revenues for the Company’s arrangements that include multiple elements are allocated to each undelivered element based on the fair value of each element. Fair value is determined based on the price charged when each element is sold separately and/or the price charged by third parties for similar services.

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

Foreign Currency Translation

The assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated from their respective functional currencies into U.S. dollars at the rates in effect at the balance sheet date, with resulting foreign currency translation adjustments recorded as a component of accumulated other comprehensive income in the accompanying consolidated balance sheet. Revenue and expense amounts are translated at average rates during the period.

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

The Company’s accounts receivable are derived from sales to a large number of direct customers, resellers, and distributors in the Americas, Europe, and the Asia Pacific region. The Company performs ongoing evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral.

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

In each of the three and six months ended April 30, 2006, one customer, First Data Corporation and its affiliates, accounted for 12% of net revenues,  compared to 16% and 14% for the comparable periods in fiscal 2005, respectively. At both April 30, 2006 and October 31, 2005, one customer, First Data Corporation and its affiliates, accounted for 13% of accounts receivable. No other customer accounted for 10% or more of net revenues for any period presented or accounted for 10% or more of accounts receivable at either April 30, 2006 or October 31, 2005.

The Company is exposed to credit loss in the event of nonperformance by counterparties on the foreign currency forward contracts used to mitigate the effect of exchange rate changes and interest rate caps used to mitigate the effect of interest rate changes. These counterparties are large international financial institutions and to date, no such counterparty has failed to meet its financial obligations to the Company. The Company does not anticipate nonperformance by these counterparties.

Besides those noted above, the Company had no other off-balance-sheet concentrations of credit risk, such as option contracts or other derivative arrangements as of April 30, 2006 or October 31, 2005.

Contract Manufacturing

The Company outsources the manufacturing of its products to contract manufacturers with facilities in China, Mexico, Singapore, and Brazil. The Company also utilizes third-party service providers in the United States, Canada, United Kingdom, Poland, France, Italy, Spain, and Mexico for its equipment repair service.

Fair Value of Financial Instruments

Financial instruments consist principally of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, long-term debt, foreign currency forward contracts and interest rate caps. Foreign currency forward contracts and interest rate caps are recorded at fair value. The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value due to the short period of time to their maturities. The estimated value of long-term debt approximates its carrying value since the rate of interest on the long-term debt adjusts to market rates on a quarterly basis. The fair value of cash equivalents, marketable securities, foreign currency forward contracts and interest rate caps are based on quotes from brokers using market prices for those or similar instruments.

Derivative Financial Instruments

The Company uses foreign currency forward contracts to hedge certain existing and anticipated foreign currency denominated transactions. The terms of foreign currency forward contracts used are generally consistent with the timing of the foreign currency transactions. Under its foreign currency risk management strategy, the Company utilizes derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. This financial exposure is monitored and managed by the Company as an integral part of its overall risk management program which focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results. The Company also enters into interest rate caps in managing its interest rate risk on its variable rate secured credit facility.

The Company records derivatives, namely foreign currency forward contracts and interest rate caps, on the balance sheet at fair value. Changes in the fair value of derivatives which do not qualify or are not effective as hedges are recognized currently in earnings. The Company does not use derivative financial instruments for speculative or trading purposes, nor does it hold or issue leveraged derivative financial instruments.

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

The Company’s international sales are primarily denominated in U.S. dollars. For foreign currency denominated sales, however, the volatility of the foreign currency markets represents risk to the Company’s margins. The Company defines its exposure as the risk of changes in the functional-currency-equivalent cash flows (generally U.S. dollars) attributable to changes in the related foreign currency exchange rates. From time to time the Company enters into certain transactions with foreign currency contracts with critical terms designed to match those of the underlying exposure. The Company does not qualify these foreign forward currency contracts as hedging instruments and, as such, records the changes in the fair value of these derivatives immediately in other income (expense), net in the accompanying consolidated statements of operations. As of April 30, 2006, the Company did not have any outstanding foreign currency forward contracts. Effective May 1, 2006, the Company had entered into foreign currency forward contracts to sell Australian dollars and Euros with notional amounts of $2.0 million and $1.8 million, respectively and to purchase Brazilian reais with a notional amount of $1.2 million. As of April 30, 2005, the Company had entered into foreign currency forward contracts to sell Brazilian reais and Australian dollars with notional amounts of $2.5 million and $2.2 million, respectively. The Company’s foreign currency forward contracts have generally had original maturities of 35 days or less. The gains or losses on foreign currency forward contracts are recorded in other income (expense), net in the accompanying consolidated statements of operations.

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

The two interest rate caps are recorded in prepaid expenses and other current assets in the consolidated balance sheet and are being amortized as interest expense over the life of the caps. For the three and six months ended April 30, 2006, the Company received interest of $81,000 and $112,000 as a result of the three-month LIBOR rate on its Term Loan B exceeding 4%, which is recorded as an offset of interest expense in the statements of operations.

The interest rate caps were designated as cash flow hedges and are recorded at fair value. The fair value of the interest rate caps as of April 30, 2006 was $155,000 which was recorded in prepaid expenses and other current assets in the consolidated balance sheet, with the related $57,000 unrealized gain recorded as a component of accumulated other comprehensive income, net of $22,000 tax benefit.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, money market funds, and other highly liquid investments with maturities of three months or less when purchased.

Marketable Securities

The Company classifies its marketable securities as available-for-sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported in accumulated other comprehensive income, which is a separate component of stockholders’ equity, net of tax, in the accompanying consolidated balance sheets. The amortization of premiums and discounts on the investments and realized gains and losses, determined by specific identification based on the trade date of the transactions, are recorded in interest income in the accompanying consolidated statements of operations.

Equity Earnings (Loss) in Affiliates

The Company has a minority investment in VeriFone Transportation Systems (“VTS”). The investment in VTS is accounted for under the equity method and included in the Other Assets in the accompanying consolidated balance sheets. The earnings (loss) are included in the Other Income (Expense), net in the accompanying consolidated statements of operations. For the three and six months ended April 30, 2006 the activity relating to this investment has been insignificant.

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

Warranty Costs

The Company accrues for estimated warranty obligations when revenue is recognized based on an estimate of future warranty costs for delivered products. Such estimates are based on historical experience and expectations of future costs. The Company periodically evaluates and adjusts the accrued warranty costs to the extent actual warranty costs vary from the original estimates. The Company’s warranty period typically extends from thirteen months to five years from the date of shipment. Costs associated with maintenance contracts, including extended warranty contracts, are expensed when they are incurred. Actual warranty costs may differ from management’s estimates.

Research and Development Costs

Research and development costs are expensed as incurred. Costs eligible for capitalization under SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, were $0.7 million and $1.1 million for the three and six months ended April 30, 2006, respectively, compared to $0.1 million and $0.2 million for the comparable periods in fiscal 2005. Capitalized software development costs of $6.6 million and $5.5 million as of April 30, 2006 and October 31, 2005, respectively, are being amortized on a straight-line basis over the estimated life of the product to which the costs relate, ranging from three to five years. These costs, net of accumulated amortization of $2.6 million and $2.0 million as of April 30, 2006 and October 31, 2005, respectively, are recorded in other assets in the accompanying consolidated balance sheets.

Advertising Costs

Advertising costs are expensed as incurred and totaled approximately $40,000 and $61,000 for the three and six months ended April 30, 2006, respectively, compared to $38,000 and $45,000 for the comparable periods in fiscal 2005, respectively.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from results of operations. Specifically, foreign currency translation adjustments, changes in the fair value of derivatives designated as hedges and unrealized gains and losses on available-for-sale marketable securities are included in accumulated other comprehensive income in the accompanying consolidated balance sheets.

Equipment and Improvements

Equipment and improvements are stated at cost, net of accumulated depreciation and amortization. Equipment and improvements are depreciated on a straight-line basis over the estimated useful lives of the assets, generally two to ten years. The cost of equipment under capital leases is recorded at the lower of the present value of the minimum lease payments or the fair value of the assets and is amortized on a straight-line basis over the shorter of the term of the related lease or the estimated useful life of the asset. Amortization of assets under capital leases is included with depreciation expense.

Goodwill and Other Purchased Intangible Assets

Goodwill and other purchased intangible assets have been recorded as a result of the Company’s acquisitions. Goodwill is not amortized for book purposes but is amortizable for tax purposes over 15 years. Goodwill is subject to an annual impairment test. Other intangible assets are amortized over their estimated useful lives, generally one and a half to five years.

The Company is required to perform an annual impairment test of goodwill and indefinite-lived intangible assets. Should certain events or indicators of impairment occur between annual impairment tests, the Company performs the impairment test of goodwill and indefinite-lived intangible assets at that date. In the first step of the analysis, the Company’s assets and liabilities, including existing goodwill and other intangible assets, are assigned to these identified reporting units to determine their carrying value. The Company currently has five reporting units. Goodwill is allocated to a reporting unit based on its relative contribution to the Company’s operating results. If the carrying value of a reporting unit is in excess of its fair value, an impairment may exist, and the Company must perform the second step of comparing the implied fair value of the goodwill to its carrying value to determine the impairment charge.

The fair value of the reporting units is determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, tax deductions, and proceeds from disposition. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the particular investment. Through April 30, 2006, no impairment charges have been recorded.

Accounting for Impairment of Long-Lived Assets

The Company periodically evaluates whether changes have occurred that would require revision of the remaining useful life of equipment and improvements and purchased intangible assets or render them not recoverable. If such circumstances arise, the Company uses an estimate of the undiscounted value of expected future operating cash flows to determine whether the long-lived assets are impaired. If the aggregate undiscounted cash flows are less than the carrying amount of the assets, the resulting impairment charge to be recorded is calculated based on the excess of the carrying value of the assets over the fair value of such assets, with the fair value determined based on an estimate of discounted future cash flows. Through April 30, 2006, no impairment charges have been recorded.

Stock Based Compensation

Prior to May 1, 2005, the Company accounted for stock based employee compensation plans under the intrinsic value recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations as permitted by Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).

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

Segment Reporting

The Company maintains two reportable segments, North America, consisting of the United States and Canada, and International, consisting of all other countries in which the Company makes sales outside of the United States and Canada.

Net Income Per Share

Basic net income per common share is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding for the period, less the weighted average number of shares subject to repurchase. Diluted net income per common share is computed using the weighted average number of common shares outstanding plus the effect of common stock equivalents, unless the common stock equivalents are antidilutive.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share amounts):

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
Basic and diluted net income per share:
Numerator:
Net income	$15,036	$8,807	$28,830	$14,644
Denominator:
Weighted average shares of voting and non voting common stock outstanding	67,801	56,423	67,753	56,424
Less: weighted average shares subject to repurchase	(2,002)	(3,020)	(2,002)	(3,035)
Weighted average shares used in computing basic net income per share	65,799	53,403	65,751	53,389
Add dilutive securities:
Weighted average shares subject to repurchase	2,002	3,020	2,002	3,035
Stock options and restricted stock units	1,158	661	1,134	598
Weighted average shares used in computing diluted net income per share	68,959	57,084	68,887	57,022
Net income per share:
Basic	$0.23	$0.16	$0.44	$0.27
Diluted	$0.22	$0.15	$0.42	$0.26

For the three and six months ended April 30, 2006, 1,009,825 options to purchase Common Stock were excluded from the calculation of weighted average shares for diluted net income per share as they were antidilutive. For the three months ended April 30, 2005, all options to purchase Common Stock were included in the calculation of weighted average shares for diluted net income per share. For the six months ended April 30, 2005,  2,247,700 options to purchase Common Stock were excluded from the calculation of weighted average shares for diluted net income per share as they were antidilutive.

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

In November 2005, FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. The Company’s adoption of FSP 115-1 in the second quarter of fiscal 2006 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”—an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative, clarifies which interest-only strips and principal-only strips are not subject to the requirement of SFAS 133, establishes a requirement to evaluate interests in securitized financial assets, clarifies the concentrations of credit risk, and eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument. SFAS 155 improves financial reporting by eliminating the exemption from applying SFAS 133 to interest in securitized financial assets and allowing to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a measurement. SFAS 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The implementation of SFAS 155 is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

Note 3. Balance Sheet and Statements of Operations Detail

Marketable Securities

Marketable securities as of April 30, 2006 were as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. corporate securities	$4,968	$—	$(1)	$4,967
Brazil certificate of deposit	$44	$—	$—	$44
Auction rate securities (due in one year or less)	7,700	—	—	7,700
	$12,712	$—	$(1)	$12,711

Marketable securities as of October 31, 2005 were as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. corporate securities	$4,771	$—	$(2)	$4,769
Auction rate securities	12,000	—	—	12,000
	$16,771	$—	$(2)	$16,769

Investments with original maturities greater than 90 days that mature less than one year from the consolidated balance sheet date are classified as marketable securities. In the table above, the Company has reflected the duration of auction rate securities based on their reset feature. Rates on these securities typically reset every 7, 28 or 35 days. The underlying securities in these investments have a final maturity extending 30 years or more.

Inventories

Inventories consisted of the following (in thousands):

	April 30, 2006	October 31, 2005
Raw materials	$3,955	$2,745
Work-in-process	2,627	1,133
Finished goods	41,369	29,623
	$47,951	$33,501

Equipment and Improvements, net

Equipment and improvements, net consisted of the following (in thousands):

	April 30, 2006	October 31, 2005
Computer hardware and software	$4,448	$3,525
Office equipment, furniture and fixtures	1,386	1,407
Machinery and equipment	3,974	3,086
Leasehold improvement	3,582	3,257
Construction in progress	1,504	1,481
	14,894	12,756
Accumulated depreciation and amortization	(8,271)	(6,883)
	$6,623	$5,873

As of April 30, 2006 and October 31, 2005, equipment amounting to $1.3 million was capitalized under capital leases. Related accumulated amortization as of April 30, 2006 and October 31, 2005 amounted to $1.2 million and $1.1 million, respectively.

Purchased Intangible Assets, net

Purchased intangible assets subject to amortization consisted of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization			Net
	April 30, 2006	October 31, 2005	Additions	April 30, 2006	April 30, 2006	October 31, 2005
Developed technology	$30,804	$(25,879)	$(1,568)	$(27,447)	$3,357	$4,925
Core technology	14,442	(9,629)	(1,444)	(11,073)	3,369	4,813
Trade name	22,225	(16,402)	(1,770)	(18,172)	4,053	5,823
Customer relationships	15,714	(12,363)	(548)	(12,911)	2,803	3,351
	$83,185	$(64,273)	$(5,330)	$(69,603)	$13,582	$18,912

Amortization of purchased intangibles was allocated as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
Included in cost of net revenues	$1,419	$1,693	$3,012	$3,655
Included in operating expenses	1,159	1,346	2,318	2,650
	$2,578	$3,039	$5,330	$6,305

Estimated future amortization expense of intangible assets recorded as of April 30, 2006 was as follows (in thousands):

	Cost of Revenues	Operating Expenses	Total
2006 (remaining six months)	$2,142	$2,313	$4,455
2007	3,217	3,372	6,589
2008	846	754	1,600
2009	526	312	838
2010	—	100	100
	$6,731	$6,851	$13,582

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	Six Months Ended April 30, 2006	Year Ended October 31, 2005
Balance, beginning of period	$47,260	$53,224
Additions related to the asset acqusition of GO Software	—	4,705
Resolution of tax contingencies and adjustments to tax reserves and valuation allowances established in purchase accounting	—	(10,669)
Balance, end of period	$47,260	$47,260

Warranty

Activity related to warranty consisted of the following (in thousands):

	Six Months Ended April 30,
	2006	2005
Balance, beginning of period	$5,243	$3,795
Warranty charged to cost of net revenues	1,767	1,572
Utilization of warranty	(2,394)	(1,577)
Changes in estimates	(47)	407
Balance, end of period	4,569	4,197
Less current portion	(3,826)	(3,356)
	$743	$841

Deferred revenue, net

Deferred revenue, net consisted of the following (in thousands):

	April 30, 2006	October 31, 2005
Deferred revenue	$25,791	$17,542
Deferred cost of net revenues	(5,075)	(2,019)
	$20,716	$15,523

Other Income (Expense), net

Other income (expense), net consisted of the following (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
Refund of foreign customs fees	$—	$—	$288	$—
Foreign currency transaction gains (losses)	192	228	172	534
Foreign currency contract gains (losses)	(113)	(227)	(189)	(739)
Other	(14)	28	(5)	34
	$65	$29	$266	$(171)

Note 4. Financing

The Company’s financings consisted of the following (in thousands):

	April 30, 2006	October 31, 2005
Secured credit facility
Revolver	$—	$—
Term B loan	181,628	182,553
Capital leases	147	253
	181,775	182,806
Less current portion	(1,927)	(1,994)
	$179,848	$180,812

Secured Credit Facility

On June 30, 2004, the Company entered into a secured credit facility (the “Credit Facility”) with a syndicate of financial institutions, led by Banc of America Securities and Credit Suisse (formerly Credit Suisse First Boston). The Credit Facility consisted of a Revolver permitting borrowings of up to $30 million, a Term B Loan of $190 million, and a Second Lien Loan of $72 million. The Credit Facility is guaranteed by the Company and its subsidiaries and is secured by collateral including substantially all of the Company’s assets and stock of the Company’s subsidiaries. As of April 30, 2006, the interest rate on the Term B Loan was 6.88%. For the three and six months ended April 30, 2006 the weighted average interest rate on the Credit Facility was 6.43% and 6.34%, respectively. The Company also pays a commitment fee on the unused portion of the Revolver under its Credit Facility at a rate that varies between 0.375% and 0.50% per annum depending upon its consolidated total leverage ratio. As of April 30, 2006, the Company was paying a commitment fee at a rate of 0.375% per annum.

On March 23, 2005, the Company executed the first amendment to its Credit Facility that became effective upon closing of the Company’s initial public offering on May 4, 2005. Prior to the amendment, borrowings on the Term B Loan bore interest at a rate of either 2.50% over the three-month LIBOR or 1.50% over the lender’s base rate. Subsequent to the amendment, at the Company’s option, borrowings on the Term B Loan bear interest at a rate of either 2.00% (1.75% after April 28, 2006) over the three-month LIBOR or 1.00% over the lender’s base rate. On September 7, 2005, the Company executed the second amendment to its Credit Facility. Under the terms of the second amendment, the Company is no longer required to make a mandatory payment of 50% of the proceeds that it receives from a public equity offering. These amendments also relaxed certain of the financial and non-financial covenants.

At the Company’s option, the Revolver bears interest at a rate of 1.75% over the three-month LIBOR, which was 5.13% and 4.24% as of April 30, 2006 and October 31, 2005, respectively, or 0.75% over the lender’s base rate, which was 7.75% and 6.75% as of April 30, 2006 and October 31, 2005, respectively. The entire $30 million Revolver was available for borrowing to meet short-term working capital requirements as of April 30, 2006 and October 31, 2005. At the Company’s option, borrowings on the Term B Loan bear interest at a rate of either 1.75% (2.0% from May 4, 2005 to April 28, 2006 and 2.50% prior to May 4, 2005) over the three-month LIBOR or 1.00% (1.50% prior to May 4, 2005) over the lender’s base rate.

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

The terms of the Credit Facility require the Company to comply with financial covenants, including maintaining leverage, and fixed charge coverage ratios, obtaining protection against fluctuation in interest rates, and limits on capital expenditure levels at the end of each fiscal quarter. As of April 30, 2006, the Company was required to maintain a senior secured leverage ratio of not greater than 2.75 to 1.0, a maximum senior leverage ratio of not greater than 4.25 to 1.0 and a fixed charge ratio of at least 2.0 to 1.0. Some of the financial covenants become more restrictive over the term of the Credit Facility. Noncompliance with any of the financial covenants without cure or waiver would constitute an event of default under the Credit Facility. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of repayment of the principal and interest outstanding and a termination of the revolving Credit Facility. The Credit Facility also contains nonfinancial covenants that restrict some of the Company’s activities, including, its ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in specified transactions with affiliates. The terms of the Credit Facility permit prepayments of principal and require prepayments of principal upon the occurrence of certain events including among others, the receipt of proceeds from the sale of assets, the receipt of excess cash flow as defined, and the receipt of proceeds of certain debt issues. The Credit Facility also contains customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, subject to specified grace periods, breach of specified covenants change in control and material inaccuracy of representations and warranties. The Company was in compliance with its financial and nonfinancial covenants as of April 30, 2006.

The Company intends to replace its existing credit facility with a new credit facility in the event that the merger agreement with Lipman Electronics Engineering, Ltd. (“Lipman”) is approved (See Note 13). It is expected that the new credit facility will have a new term loan component of approximately $500 million and a revolving credit component of approximately $40 million. It is expected that the new credit facility will have terms and covenants substantially similar to the existing credit facility.

Note 5. Restructuring Charges

In connection with the acquisition of VeriFone Inc. by the Company on July 1, 2002, the Company assumed the liability for a restructuring plan (fiscal 2002 restructuring plan). The remaining accrued restructuring balance represents primarily future facilities lease obligations, net of estimated future sublease income, which are expected to be paid through 2007.

Activities related to the fiscal 2002 restructuring plan are as follows (in thousands):

	Facilities	Other	Total	Short Term portion	Long Term portion
Balance at October 31, 2005	$1,200	$60	$1,260	$765	$495
Additions	—	7	7	360	(353)
Cash payments	(353)	(8)	(361)	(361)	—
Balance at April 30, 2006	$847	$59	$906	$764	$142

	Facilities	Other	Total	Short Term portion	Long Term portion
Balance at October 31, 2004	$2,035	$78	$2,113	$1,326	$787
Additions	95	—	95	501	(406)
Cash payments	(577)	(6)	(583)	(583)	—
Balance at April 30, 2005	$1,553	$72	$1,625	$1,244	$381

In the first quarter of fiscal 2006, the Company implemented a restructuring plan to establish Singapore supply chain operations to leverage a favorable tax environment and manufacturing operations in the Asia Pacific region (fiscal 2006 restructuring plan). The plan included reductions in workforce of employees in the United States, Taiwan, Australia and Hong Kong with an expected cost of $623,000. For the six months ended April 30, 2006, the charge to cost of net revenues related to plan was $546,000 in severance related expenses for employees. As of April 30, 2006, $389,000 of the severance costs had been paid. Additional restructuring costs of $77,000 are expected to be incurred during the three months ended July 30, 2006. The remaining severance payments are expected to be paid by the end of fiscal 2006.

Activities related to the fiscal 2006 restructuring plan are as follows (in thousands):

	Employee costs	Total	Short Term Portion	Long Term Portion
Balance at October 31, 2005	$—	$—	$—	$—
Additions	546	546	546	—
Cash payments	(389)	(389)	(389)	—
Balance at April 30, 2006	$157	$157	$157	$—

In connection with acquisition of the assets of the GO Software business from Return on Investment Corporation on March 1, 2005, the Company accrued in the purchase price allocation $313,000 of restructuring costs related to the integration of GO Software’s Savannah helpdesk facility with the Company’s helpdesk facility in Clearwater, Florida, of which $248,000 has been paid as of April 30, 2006 (See Note 13).

As of April 30, 2006 and October 31, 2005, $922,000 and $849,000 of the restructuring liability was included in other current liabilities and $142,000 and $495,000 was included in other long-term liabilities in the accompanying consolidated balance sheets.

Note 6. Commitments and Contingencies

The Company leases certain real and personal property under noncancelable operating leases. Additionally, the Company subleases certain real property to third parties. Future minimum lease payments and sublease rental income under these leases as of October 31, 2005 were as follows (in thousands):

Twelve months ending October 31	Minimum Lease Payments	Sublease Rental Income	Net Minimum Lease Payments
2006	$6,203	$(379)	$5,824
2007	4,045	(248)	3,797
2008	3,176	(214)	2,962
2009	1,752	(222)	1,530
2010	694	(19)	675
Thereafter	84	—	84
	$15,954	$(1,082)	$14,872

Certain leases require the Company to pay property taxes, insurance and routine maintenance, include rent escalation clauses and options to extend the term of certain leases. Rent expense was approximately $2.3 million and $4.4 million for the three and six months ended April 30, 2006, respectively, compared to $2.1 million and $3.9 million for the comparable periods in fiscal 2005. Sublease rental income was approximately $73,000 and $144,000 for the three and six months ended April 30, 2006, respectively, compared to $19,000 and $109,000 for the comparable periods in fiscal 2005.

Manufacturing Agreements

The Company works on a purchase order basis with third party contract manufacturers with facilities in China, Mexico, Singapore, and Brazil to manufacture substantially all of the Company’s inventories. The Company provides each manufacturer with a master purchase order on a monthly basis, which constitutes a binding commitment by the Company to purchase materials produced by the manufacturer as specified in the master purchase order. The total amount of purchase commitments as of April 30, 2006 and October 31, 2005 was approximately $60.0 million and $18.6 million, respectively, and are generally paid within one year. Of this amount, $2.1 million and $1.9 million has been recorded in other current liabilities in the accompanying condensed consolidated balance sheets as of April 30, 2006 and October 31, 2005, respectively, because the commitment may not have future value to the Company.

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

Brazilian State Tax Audit

The Company’s Brazilian subsidiary has been notified of a tax assessment regarding Brazilian state value added tax (“VAT”), for the periods from January 2000 to December 2001 and related to products supplied to the Company by a contract manufacturer. The assessment relates to an asserted deficiency of 6.5 million Brazilian reais (approximately $3.2 million) including interest and penalties. The tax assessment was based on a clerical error in which the Company’s Brazilian subsidiary omitted the required tax exemption number on its invoices. Management does not expect that the Company will ultimately incur a material liability in respect of this assessment, because they believe, based in part on advice of the Company’s Brazilian tax counsel, that the Company will prevail in the proceedings relating to this assessment. On May 25, 2005, the Company had an administrative hearing with respect to this audit. Management expects to receive the decision of the administrative judges sometime in 2006. In the event the Company receives an adverse ruling from the administrative body, the Company will decide whether or not to appeal and would reexamine the determination as to whether an accrual is necessary.

It is currently uncertain what impact this state tax examination may have with respect to the Company’s use of a corresponding exemption to reduce the Brazilian state VAT.

Note 7. Comprehensive Income

The components of comprehensive income were as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
Net income	$15,036	$8,807	$28,830	$14,644
Foreign currency translation adjustments, net of tax	231	(67)	318	111
Unrecognized gain on interest rate hedges, net of tax	25	10	52	27
Unrealized gain on marketable securities, net of tax	—	—	1	—
Comprehensive income	$15,292	$8,750	$29,201	$14,782

The components of accumulated other comprehensive income consisted of the following (in thousands):

	April 30, 2006	October 31, 2005
Foreign currency translation adjustments, net of tax of $1,097 and $834	$1,076	$759
Unrecognized gain (loss) on interest rate hedges, net of tax of $22 and $11	35	(17)
Unrealized loss on marketable securities, net of tax	—	(2)
Accumulated other comprehensive income	$1,111	$740

Note 8. Stockholders’ Equity

Common and Preferred Stock

On May 4, 2005, the Company amended and restated its certificate of incorporation to authorize 100,000,000 shares of Common Stock, par value $0.01 per share, and 10,000,000 shares of Preferred Stock, par value $0.01 per share. The board of directors has the authority to issue the undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. The holder of each share of Common Stock has the right to one vote. As of April 30, 2006 and October 31, 2005, there were no shares of Preferred Stock outstanding.

In conjunction with the May 4, 2005 amendment and restatement of the Company’s certificate of incorporation, all shares of Nonvoting Common Stock were converted to shares of Common Stock on a one-for-one basis. Further, all options to purchase shares of Nonvoting Common Stock were converted to options to purchase Common Stock on a one-for-one basis. As a result of that modification, the Company recognized additional compensation expense of $12,000 and $24,000 for the three and six months ended April 30, 2006 that was determined pursuant to FAS123(R).

On May 4, 2005, the Company completed an initial public offering of 17.7 million shares of its Common Stock at a price of $10.00 per share. Of the shares sold, 8.5 million shares, with an aggregate offering price of $85.0 million, were sold by the Company and 9.2 million shares, with an aggregate offering price of $92.1 million were sold by selling stockholders, including the underwriters’ over-allotment of 2.3 million shares. The Company received $76.8 million in net proceeds from the offering, of which $72.0 million was used to repay the outstanding principal owed on the second lien loan under the Secured Credit Facility and $2.2 million was used to pay a prepayment premium under the Secured Credit Facility.

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

Restricted Common Stock

The Company has a right to repurchase any or all of 3,910,428 shares of  Common Stock sold to the Company’s Chief Executive Officer (the “CEO”) at the original sale price, $0.0333 per share, in the event the CEO ceases to be employed by the Company or any of its subsidiaries. This right lapses at a rate of 20% per year. Upon the sale of the Company, any remaining unvested shares will become vested. As of April 30, 2006, 1,564,171 shares of Common Stock issued to the CEO remained subject to this lapsing repurchase right.

The Company has the right to repurchase any or all of 1,929,145 shares of Common Stock sold to certain executives of the Company pursuant to the Company’s 2002 Securities Purchase Plan at the lesser of the original sale price, $0.0333 per share, or the fair value on the date of separation in the event that the executives cease to be employed by the Company or any of its subsidiaries. This right lapses at a rate of 20% per year. Upon the sale of the Company, all remaining unvested shares will become vested. As of April 30, 2006, 437,969 shares of Common Stock remained subject to this lapsing repurchase right.

Pursuant to APB No. 25 the Company recorded deferred stock-based compensation of $446,000 in connection with several sales of Common Stock to the executives before October 31, 2003. The deferred stock-based compensation represents the difference between the fair value of the Company’s Common Stock for accounting purposes and the original sale price. The Company amortized the deferred stock-based compensation to expense on a straight-line basis over the vesting period through April 30, 2005. The Company ceased amortization of this stock-based compensation pursuant to APB No. 25 on April 30, 2005 upon adoption of SFAS 123(R). During the three and six months of fiscal year 2005, the Company recorded $37,000 and $52,000 of stock compensation expense, which was included in general and administrative expenses in the accompanying consolidated statements of operations.

Stock Option Plans

As of April 30, 2006, the Company had a total of 3,976,155 stock options outstanding with a weighted average exercise price of $12.73 per share. The number of shares that remained available for future grants was 8,290,175 as of April 30, 2006.

New Founders’ Stock Option Plan

On April 30, 2003, the Company adopted the New Founders’ Stock Option Plan (the “Option Plan”) for executives and employees of the Company. A total of 1,500,000 shares of the Company’s Common Stock had been reserved for issuance under the Option Plan. Option awards under the Option Plan are generally granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Those option awards generally vest in equal annual amounts over a period of five years from the date of grant and have a maximum term of 10 years.

The following table summarizes option activity under the Option Plan during the six months ended April 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (thousands)
Balance at November 1, 2005	1,269,045	$4.13
Granted	—	—
Exercised	(187,430)	3.16
Cancelled	(46,485)	9.11
Balance at April 30, 2006	1,035,130	$4.08	7.85	$27,822
Vested or expected to vest at April 30, 2006	852,637	$4.08	7.85	$22,917
Exercisable at April 30, 2006	392,105	$4.08	7.55	$2,959

The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The total intrinsic value of options exercised during the three and six months ended April 30, 2006 was $1.7 million and $4.3 million, respectively.

As of April 30, 2006, pursuant to FAS 123(R) there was $1.4 million of total unrecognized compensation cost related to nonvested shared based compensation arrangements granted under the Option Plan. The cost is expected to be recognized over a remaining weighted average period of 2.85 years. The total fair value of shares vested during the six months ended April 30, 2006 was $187,000.

The Company will no longer grant options under the Option Plan and retired 158,420 shares available for future grant under the Option Plan on March 22, 2006.

Directors’ Stock Option Plan

In January 2005, the Company adopted the Outside Directors’ Stock Option Plan (the “Directors’ Plan”) for members of the Board of Directors of the Company who are not employees of the Company or representatives of major stockholders of the Company. A total of 225,000 shares of the Company’s Common Stock had been reserved for issuance under the Directors’ Plan. Stock options under the Directors’ Plan generally vest over a period of four years from the date of grant and have a maximum term of 7 years.

The following table summarizes option activity under the Directors’ Plan during the six months ended April 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (thousands)
Balance at November 1, 2005	90,000	$10.00
Granted	—	—
Exercised	—	—
Cancelled	—	—
Balance at April 30, 2006	90,000	$10.00	5.73	$1,886
Vested or expected to vest at April 30, 2006	90,000	$10.00	5.73	$1,886
Exercisable at April 30, 2006	26,250	$10.00	5.72	$150

The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

As of April 30, 2006, pursuant to FAS 123(R) there was $378,000 of total unrecognized compensation cost related to nonvested shared-based compensation arrangements granted under the Directors’ Plan. The cost is expected to be recognized over a remaining weighted average period of 2.73 years. The total fair value of shares vested during the six months ended April 30, 2006 was $162,000.

The Company will no longer grant options under Directors’ Plan and retired 135,000 shares available for future grant under the Directors’ Plan on March 22, 2006. Option grant for members of the Board of Directors of the Company who are not employees of the Company or representatives of major stockholders of the Company will be covered under 2006 Equity Incentive Option Plan.

2005 Equity Incentive Option Plan

On April 29, 2005, the Company adopted the 2005 Equity Incentive Option Plan (the “EIP Plan”) for executives and employees of the Company. A total of 3,100,000 shares of the Company’s Common Stock have been reserved for issuance under the EIP Plan. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Those options generally vest over a period of four years from the date of grant and have a maximum term of 7 years.

The following table summarizes option activity under the EIP Plan during the six months ended April 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (thousands)
Balance at November 1, 2005	2,119,200	$11.21
Granted	180,000	24.81
Exercised	—	—
Cancelled	(98,000)	15.67
Balance at April 30, 2006	2,201,200	$12.13	6.08	$41,456
Vested or expected to vest at April 30, 2006	2,042,714	$12.13	6.08	$38,471
Exercisable at April 30, 2006	—	$—	—	$—

The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The weighted average grant date fair value of options granted during the six months ended April 30, 2006 was $12.07 per share.

As of April 30, 2006, pursuant to FAS 123(R) there was $10.9 million of total unrecognized compensation cost related to nonvested shared based compensation arrangements granted under the EIP Plan. The cost is expected to be recognized over a remaining weighted average period of 3.06 years.

The Company will no longer grant options under the EIP Plan and retired 898,800 shares available for future grant under the EIP Plan on March 22, 2006.

2006 Equity Incentive Option Plan

On March 22, 2006, the stockholders of VeriFone approved the 2006 Equity Incentive Option Plan (the “2006 Plan”) for executives and employees of the Company. A total of 9,000,000 shares of the Company’s Common Stock have been reserved for issuance under the 2006 Plan. Awards are generally granted with an exercise price equal to the market price of the Company’s Common Stock at the date of grant. Those awards generally vest over a period of four years from the date of grant and have a maximum term of 7 years. Any shares granted as stock options and stock appreciation rights shall be counted as one share for every share granted. Any shares granted as awards other than stock options or stock appreciation rights shall be counted as 1.75 shares for every share granted.

In March 2006, the Company issued 80,000 restricted stock units (RSU) to its executive officers with zero value exercise price. Twenty-five percent of the award shall vest one year from the date of grant date and 3/48th vest quarterly thereafter. The fair value of the restricted stock units granted is the stock price on the date of grant of $28.86.

The following table summarizes option activity under the 2006 Plan during the six months ended April 30, 2006 including restricted stock units:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (thousands)
Balance at November 1, 2005	—	$—
Granted	649,825	28.94
Exercised	—	—
Cancelled	—	—
Balance at April 30, 2006	649,825	$28.94	6.90	$3,622
Vested or expected to vest at April 30, 2006	603,038	$28.94	6.90	$3,361
Exercisable at April 30, 2006	—	$—	—	$—

The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The weighted average grant date fair value of options granted during the six months ended April 30, 2006 was $9.54 per share.

As of April 30, 2006, pursuant to FAS 123(R) there was $7.5 million of total unrecognized compensation cost related to nonvested shared based compensation arrangements granted under the 2006 Plan. The cost is expected to be recognized over remaining service period of 3.9 years.

The total tax benefit recognized for share based compensation arrangements pursuant to SFAS123(R) was $411,000 and $728,000 for the three and six months ended April 30, 2006, respectively.

The total cash received from employees as a result of employee stock option exercises under all plans for six months ended April 30, 2006 was approximately $593,000. In connection with these exercises, the windfall tax benefits realized by the Company and credited to equity for the six months ended April 30, 2006 were $1.4 million.

The Company estimates the grant-date fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123(R) and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107, Share-Based Payment, using the weighted average assumptions noted in the table below. Expected volatility of the stock is based on the Company’s peer group in the industry in which it does business because the Company does not have sufficient historical volatility data for its own stock. The expected term of options granted is estimated by the Company considering vesting periods and historical trends within the Company’s equity plans and represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the options used in the Black-Scholes valuation model. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under SFAS 123(R).

The following table presents the stock compensation expense recognized in accordance with SFAS 123(R) during the three and six months ended April 30, 2006 and in accordance with APB 25 during the three and six months ended April 30, 2005 (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
Cost of net revenues	$162	$—	$315	$—
Research and development	210	—	390	—
Sales and marketing	409	—	740	—
General and administrative	408	37	667	52
	$1,189	$37	$2,112	$52

The fair value of each stock option and stock purchase right was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
Expected term of the options	3 years	4 years	3.2 years	4 years
Risk-free interest rate	4.8%	3.8%	4.7%	3.7%
Expected stock price volatility	41%	58%	45%	61%
Expected dividend rate	0.0%	0.0%	0.0%	0.0%

The Company analyzes its SFAS 123(R) assumptions on a bi-annual basis or more frequently if necessary. In the second quarter of fiscal 2006 the Company analyzed the assumptions and concluded that, due to Company specific plan experience the term should be adjusted to three years from four years. Volatility was also reassessed based on the three year term for the Company’s peer group.

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

	Three Months Ended April 30, 2005	Six Months Ended April 30, 2005
Net income as reported:	$8,807	$14,644
Plus: stock-based employee compensation expense included in reported net income	37	52
Less: total stock-based employee compensation expense determined under fair value based method for all awards	(188)	(300)
Pro forma Net income	$8,656	$14,396
Basic net income per share—as reported	$0.16	$0.27
Basic net income per share—pro forma	$0.16	$0.27
Diluted net income per share—as reported	$0.15	$0.26
Diluted net income per share—pro forma	$0.15	$0.25

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

The following table sets forth net revenues and operating income for the Company’s segments (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
Net revenues:
North America	$80,466	$73,282	$157,641	$138,090
International	61,845	44,790	119,502	91,373
Corporate	(121)	(179)	(323)	(287)
Total revenues	$142,190	$117,893	$276,820	$229,176
Operating income:
North America	$31,002	$24,620	$61,505	$45,366
International	14,066	7,622	28,233	15,562
Corporate	(19,446)	(16,334)	(40,979)	(31,942)
Total operating income	$25,622	$15,908	$48,759	$28,986

The Company’s long-lived assets which consist primarily of equipment and improvements, net by segment were as follows (in thousands):

	April 30, 2006	October 31, 2005
North America	$5,328	$5,110
International	2,377	1,715
	$7,705	$6,825

The Company’s goodwill by segment was as follows (in thousands):

	April 30, 2006	October 31, 2005
North America	$34,973	$34,973
International	12,287	12,287
	$47,260	$47,260

The Company’s total assets by segment were as follows (in thousands):

	April 30, 2006	October 31, 2005
North America	$294,474	$272,727
International	88,917	54,625
	$383,391	$327,352

Geographic Information

The net revenues by geographic area were as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
United States	$76,387	$72,116	$151,424	$135,190
Canada	3,958	987	5,894	2,613
Latin America	26,529	15,238	50,445	31,151
Europe	26,151	22,177	49,200	41,646
Asia	9,165	7,375	19,857	18,576
	$142,190	$117,893	$276,820	$229,176

Revenues are allocated to the geographic areas based on the shipping destination of customer orders. Corporate revenues are included in the United States geographic area revenues.

The Company’s long-lived assets exclusive of inter-company accounts were as follows (in thousands):

	April 30, 2006	October 31, 2005
United States	$5,327	$5,110
Latin America	721	633
Europe	1,242	1,074
Asia	415	8
	$7,705	$6,825

Note 10. Related-Party Transactions

For the three and six months ended April 30, 2005, the Company recorded $63,000 and $126,000 of management fees payable to GTCR. These fees are included in general and administrative expenses in the accompanying consolidated statements of operations. Following the Company’s initial public offering, the Company is no longer obligated to pay any fees to GTCR.

In June 2004, the Company paid a placement fee of $2,920,000 to GTCR, for services related to the new Secured Credit Facility described in Note 4. The debt issuance costs are being amortized over the term of the related debt. The Company recorded amortization of debt issuance costs related to these costs of $67,000 and $132,000 respectively, for the three and six months ended April 30, 2006, compared to $78,000 and $156,000 for the comparable periods in fiscal 2005, which is included in interest expense in the accompanying consolidated statements of operations. As of April 30, 2006, the balance of unamortized debt issuance costs related to the placement fee is $1.8 million.

For the three and six months ended April 30, 2006, the Company recorded $29,000 and $59,000, of expenses paid to affiliates in connection with services they provided or arranged, which are included in general and administrative expenses in the accompanying statements of operations, compared to $118,000 and $152,000 for the comparable periods in fiscal 2005. For the three and six months ended April 30, 2006, the Company recorded $429,000 of receipts from affiliates of related parties in connection with sales, which are included in System Solutions net revenues in the accompanying statements of operations.

Note 11. Income Taxes

The Company recorded provisions for income taxes of $8.4 million and $15.3 million for the three and six months ended April 30, 2006, respectively, compared to $2.7 million and $5.4 million for the three and six months ended April 30, 2005, respectively. The increase in the provision for income taxes for the three and six months ended April 30, 2006, is primarily attributable to increases in the Company’s pre-tax income and secondarily to an increase in the Company’s effective tax rate. The Company’s effective tax rate was 35.7% for the three months ended April 30, 2006 as compared to 23.0% for the comparable period of fiscal 2005. The estimated annual effective tax rate was adjusted to 35.0% in the second quarter of fiscal 2006, from 34.0% in the first quarter of fiscal 2006, because of changes in the estimate of pre-tax income to be realized in a certain foreign jurisdiction.

Note 12.   Employee Benefit Plans

The Company maintains a defined contribution 401(k) plan that allows eligible employees to contribute up to 60% of their pretax salary up to the maximum allowed under Internal Revenue Service regulations. Discretionary employer matching contributions of $0.5 million and $0.9 million were made to the plan during the three and six months ended April 30, 2006, respectively, compared to $0.5 million and $0.9 million for the comparable periods in fiscal 2005.

Note 13. Acquisition of Business

On March 1, 2005, the Company acquired the assets of GO Software from Return on Investment Corporation for approximately $13.4 million in consideration, consisting of cash and transaction costs. The Company paid $13.0 million in cash and will pay up to $2.0 million in contingent consideration, based on the future business performance of GO Software through June 2006. GO Software provides PC-based point-of-sale payment processing software to more than 150,000 businesses. The Company acquired the assets of GO Software to broaden the Company’s presence at the point of sale beyond its core solutions. The Company’s condensed consolidated financial statements include the operating results of the business acquired from the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material. In accordance with SFAS No. 141, Business Combinations, this transaction was accounted for as a purchase business combination.

The total purchase price of $13.4 million for GO Software was allocated as follows: $4.7 million to goodwill, $8.6 million to intangible assets comprised of developed technology of $4.5 million and customer relationships of $4.1 million and $0.1 million to net tangible assets acquired. The Company accrued $313,000 of restructuring costs related to the integration of GO Software’s Savannah helpdesk facility with the Company’s helpdesk facility in Clearwater, Florida, of which $248,000 has been paid as of April 30, 2006.

On April 10, 2006, the Company entered into a definitive agreement to acquire Lipman. At the effective time of the acquisition, Lipman shareholders will receive at their election, for each ordinary Lipman share (par value per share: 1 New Israeli Shekel) issued and outstanding immediately prior to the effective time of the acquisition (i) one half (0.50) share of the Company’s Common Stock and (ii) $14.304 in cash, as reduced by the per share value of a special cash dividend to be paid by Lipman prior to closing of the acquisition. The amount of the special cash dividend has not been finally determined. Alternatively, Lipman shareholders may elect to receive for each Lipman share either $29.07 in cash as reduced by the special cash dividend to be paid by Lipman or 0.9844 shares of the Company’s stock as adjusted by the per share value of the special cash dividend to be paid by Lipman. The cash and stock elections are subject to proration such that the Company will issue in the aggregate approximately 13.3 million shares of the Company’s stock and pay approximately $382 million, determined as $14.304 as reduced by the aggregate amount of the special cash dividend to be paid by Lipman times the number of outstanding Lipman ordinary shares. The amount of stock consideration as of the effective date of the merger is fixed at 0.50 of the total number of Lipman shares outstanding on the effective date. The acquisition is subject to satisfying a number of closing conditions, including shareholder and regulatory approvals, which could occur prior to our fiscal year end.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. In some cases, forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and assumptions made by management. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Factors That May Affect Future Results and Financial Condition” below. The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes included in our 2005 Annual Report on Form 10-K filed with the SEC on December 20, 2005, and the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as result of new information, future events or otherwise.

This management’s discussion and analysis describes certain trends affecting our business and financial performance. While certain of these trends may be affected by the proposed acquisition of Lipman, the discussion does not, except as expressly indicated, address the effect of these trends on Lipman or on the combined company following the completion of our proposed acquisition of Lipman.

Overview

We believe we are a leading global provider of technology that enables electronic payment transactions and value-added services at the point of sale. We have one of the leading electronic payment solutions brands and are one of the largest providers of electronic payment systems worldwide. We believe that we benefit from a number of competitive advantages gained through our 25-year history and success in our industry. These advantages include our globally trusted brand name, large installed base, history of significant involvement in the development of industry standards, global operating scale, customizable platform and investment in research and development. We believe that these advantages position us well to capitalize on the continuing global shift toward electronic payment transactions as well as other long-term industry trends.

Our industry’s growth continues to be driven by the long term shift towards electronic payment transactions and away from cash and checks in addition to the need for improved security standards. Internationally, growth rates have been higher because of the relatively low penetration rates of electronic payment transactions in many countries and interest by governments in modernizing their economies and using electronic payments as a means of improving VAT collection. Recently, additional factors have driven growth, including the shift from dial up to internet protocol (“IP”) based and wireless communications, growth of personal identification number (“PIN”) based debit transactions, and advances in computing technology which enable vertical solutions and non-payment applications to reside at the point of sale.

We operate in two business segments: 1) North America and 2) International. We define North America as the United States and Canada, and International as all other countries in which we have revenue.

We believe that the shift towards IP communication and electronic PIN based debit transactions will continue in North America. Increasing intelligence at the point of sale will continue as a short-term driver of growth, with growth rates based on the stage of adoption and size of vertical segments that purchase these solutions. We continue to expand our Value Added Partner program, which, as of April 30, 2006, included 35 partners, as well as to invest in internal development, with the objective of introducing new solutions to address the specific various needs of markets and fueling incremental revenue growth.

In Europe, tightening Europay Mastercard Visa (“EMV”) security standards continue to drive growth. In Eastern Europe, Latin America and Asia, the market has benefited from strong demand for low end dial-up solutions among price sensitive customers. We have been focusing on addressing this market segment with the new Vx Solutions, which by virtue of a superior, uni-processor design, generates a gross profit percentage in excess of the solution that was previously sold. We expect the shift towards the Vx Solutions and the shift towards direct and away from indirect channels in certain countries to contribute towards an improvement in international gross profit percentage over time.

Worldwide, we expect that the demand for wireless solutions to accommodate mobility needs of merchants and consumers will grow.

On April 10, 2006, we entered into a definitive agreement to acquire Lipman. At the effective time of the acquisition, Lipman shareholders will receive at their election, for each ordinary Lipman share (par value per share: 1 New Israeli Shekel) issued and outstanding  immediately prior to the effective time of the acquisition (i) one half (0.50) share of our Common Stock and (ii) $14.304 in cash, as reduced by the per share value of a special cash dividend to be paid by Lipman prior to closing of the acquisition. The amount of the special cash dividend has not been finally determined. Alternatively, Lipman shareholders may elect to receive for each Lipman share either $29.07 in cash as reduced by the special cash dividend to be paid by Lipman or 0.9844 shares of our stock as adjusted by the per share value of  the special cash dividend to be paid by Lipman. The cash and stock elections are subject to proration such that we will issue in the aggregate approximately 13.3 million shares of our stock and pay approximately $382 million, determined as $14.304 as reduced by the aggregate amount of the special cash dividend to be paid by Lipman times the number of outstanding Lipman ordinary shares. The amount of stock consideration as of the effective date of the merger is fixed at 0.50 of the total number of Lipman shares outstanding on the effective date. The acquisition is subject to satisfying a number of closing conditions, including shareholder and regulatory approvals, which could occur prior to our fiscal year end.

Results of Operations

Net Revenues

We generate revenues through the sale of our electronic payment systems and solutions that enable electronic payments, which we identify as System Solutions, and to a lesser extent, warranty and support services and customer specific application development, which we identify as Services.

Net revenues, which include System Solutions and Services, are summarized in the following table (in thousands, except percentages):

	Three Months Ended April 30,				Six Months Ended April 30,
			Change	Change			Change	Change
	2006	2005	In Dollars	In Percent	2006	2005	In Dollars	In Percent
Systems Solutions	$128,136	$105,414	$22,722	21.6%	$246,821	$203,403	$43,418	21.3%
Services	14,054	12,479	1,575	12.6%	29,999	25,773	4,226	16.4%
Total	$142,190	$117,893	$24,297	20.6%	$276,820	$229,176	$47,644	20.8%

System Solutions.

System Solutions net revenues increased $22.7 million, or 21.6%, to $128.1 million in the quarter ended April 30, 2006, from $105.4 million in the quarter ended April 30, 2005. System Solutions net revenues comprised 90.1% of total net revenues in the quarter ended April 30, 2006, as compared to 89.4% in the quarter ended April 30, 2005. International System Solutions net revenues for the quarter ended April 30, 2006 increased $16.8 million, or 38.8% to $60.2 million. Factors driving this increase included the desire of emerging market countries to improve collection of VAT, broadened customer acceptance of our Vx Solutions, including our second generation wireless solutions and the need for customers to comply with EMV requirements. North America System Solutions net revenues for the quarter ended April 30, 2006 increased $5.9 million, or 9.5%, to $68.0 million. This increase was primarily attributable to the ongoing replacement of the installed base with System Solutions that have IP communication and PIN-based debit capabilities, the introduction of a system to address the lower priced single application financial system solution, initial volume shipments of the MX870 multilane system, and continued demand from petroleum companies and convenience stores.  Partially offsetting this growth was a decline in demand from quick service restaurant, or QSR, customers, due to some large rollouts to corporate owned stores of major customers in the quarter ended April 30, 2005. We expect that International System Solutions net revenues will continue to grow at faster rate than North America System Solutions net revenues at least for the next year, though we may experience periodic variations in sales to our international markets.

The growth in System Solutions net revenues for the first six months ended April 30, 2006 occurred in both International and North America. International System Solutions net revenues for the six months ended April 30, 2006 increased $27.9 million, or 31.8% to $115.8 million. Factors driving this increase included the desire of emerging market countries to improve collection of VAT, broadened customer acceptance of our Vx Solutions, including our second generation wireless solutions and the need for customers to comply with EMV requirements. North America System Solutions net revenues for the six months ended April 30, 2006 increased $15.5 million, or 13.4%, to $131.0 million. This increase was primarily attributable to the ongoing replacement of the installed base with System Solutions that have IP communication and PIN-based debit capabilities, the introduction of a system to address the lower priced single application financial system solution, and strong demand from petroleum companies and convenience stores. Partially offsetting this growth was a decline in rollouts to QSR customers.

Services.

Services net revenues increased $1.6 million, or 12.6%, to $14.1 million in the quarter ended April 30, 2006, from $12.5 million in the quarter ended April 30, 2005. The majority of the growth related to helpdesk and deployment service to North America petroleum customers. The remainder of the increase pertained to the growing international installed based and associated repair revenue, and the inclusion of GO Software.

Services net revenues increased $4.2 million, or 16.4%, to $30.0 million in the first six months ended April 30, 2006. This growth was driven primarily by North America services provided to petroleum, quick service restaurant and multilane retail customers. International services grew primarily due to services provided to a large European petroleum customer.

Gross Profit

The following table shows the gross profit for System Solutions and Services (in thousands, except percentages):

	Three Months Ended April 30,				Six Months Ended April 30,
	Amount		Gross Profit Percentage		Amount		Gross Profit Percentage
	2006	2005	2006	2005	2006	2005	2006	2005
Systems Solutions	$56,371	$41,994	44.0%	39.8%	$107,941	$78,874	43.7%	38.8%
Services	7,028	5,436	50.0%	43.6%	15,060	11,180	50.2%	43.4%
Total	$63,399	$47,430	44.6%	40.2%	$123,001	$90,054	44.4%	39.3%

Gross profit on System Solutions, including amortization of purchased core and developed technology assets, increased $14.4 million, or 34.2%, to $56.4 million in the quarter ended April 30, 2006, from $42.0 million in the quarter ended April 30, 2005. Gross profit on System Solutions represented 44.0% of System Solutions net revenues in the quarter ended April 30, 2006, up from 39.8% in the quarter ended April 30, 2005. Amortization of purchased core and developed technology assets was 1.1% of Systems Solutions net revenues in the quarter ended April 30, 2006 compared to 1.6% in the quarter ended April 30, 2005, as several purchased core and developed technology assets became fully amortized and System Solutions revenue grew. Gross margin improved in both North America and International. In North America, the improvement in gross margin percent was primarily due to a change in product mix as sales of lower gross margin QSR solutions declined. Internationally, demand for wireless and landline Vx Solutions, designed with a lower manufacturing cost than the previous generation System Solutions, resulted in an improved gross profit percentage. Gross margin also benefited from a $1.2 million settlement with a contract manufacturer relating to a manufacturing quality issue which occurred in 2004.  Partially offsetting these items in International and North America was an unfavorable mix impact due to the increasing shift in sales to International regions, where gross margins are generally lower, relative to North America.

Gross profit on System Solutions, including amortization of purchased core and developed technology assets, increased $29.1 million, or 36.9%, to $107.9 million for the first six months ended April 30, 2006 from $78.9 million for the six months ended April 30, 2005. Gross profit on System Solutions represented 43.7% of System Solutions, net revenues for the six months ended April 30, 2006 up from 38.8% for the six months ended April 30, 2005. Amortization of purchased core and developed technology assets was 1.2% of Systems Solutions net revenues in the quarter ended April 30, 2006 compared to 1.7% in the quarter ended April 30, 2005, as several purchased core and developed technology assets became fully amortized and System Solutions revenue grew. Gross margin improved in both North America and International. In North America, the improvement in gross margin percent was primarily due to a change in product mix as sales of lower gross margin QSR solutions declined while higher margin IP solutions and software solutions were sold. Internationally, demand for wireless and landline Vx Solutions, designed with a lower manufacturing cost than the previous generation System Solutions, resulted in an improved gross profit percentage. Gross margin for the first six months ended April 30, 2006 also benefited from a $1.2 million settlement with a contract manufacturer relating to a manufacturing quality issue which occurred in 2004. Partially offsetting these increases were unfavorable mix impacts due to an increasing shift in sales to International regions, where gross margins are generally lower, relative to North America; charges relating to the establishment of the Singapore International headquarters and freight expedite charges which were incurred to re-build inventories to meet increased demand.

Gross profit on Services increased $1.6 million, or 29.3% to $7.0 million in the quarter ended April 30, 2006, from $5.4 million in the quarter ended April 30, 2005. Gross profit on Services represented 50.0% of Services net revenues in the quarter ended April 30, 2006, as compared to 43.6% in the quarter ended April 30, 2005.  This improvement was due to a favorable shift in mix towards helpdesk and onsite maintenance service to petroleum customers. International gross profit percentage was unchanged from the comparable period.

Gross profit on Services increased $3.9 million, or 34.7%, to $15.1 million for the first six months ended April 30, 2006, from $11.2 million in the same period of fiscal 2005. Gross profit represented 50.2% of Services net revenues in the six months ended April 30, 2006, as compared to 43.4% for the same periods in fiscal 2005. This improvement was due to a favorable shift in mix towards helpdesk and onsite maintenance service to petroleum customers. International services gross profit percent increased slightly due to operational improvements.

We expect gross profit, both System Solutions and Services, from our International segment to continue to be lower than the gross profit of our North America segment.

Research and Development Expense

Research and development (“R&D”) expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended April 30,				Six Months Ended April 30,
			Change	Change			Change	Change
	2006	2005	In Dollars	In Percent	2006	2005	In Dollars	In Percent
Research and development	$12,221	$10,457	$1,764	16.9%	$23,628	$19,951	$3,677	18.4%
Percentage of net revenues	8.6%	8.9%			8.5%	8.7%

R&D expenses in the quarter ended April 30, 2006 increased compared to the quarter ended April 30, 2005, due to $1.3 million of increased expenses to support Vx 670 pay at the table, QX720 outdoor unattended payment and other initiatives. In addition, $0.2 million of increased expenses was due to stock-based compensation.

R&D expenses in the first six months ended April 30, 2006 increased compared to the same period ended April 30, 2005, due to $1.4 million of increased expenses to support Vx 670 pay at the table, MX870 multi-lane, QX720 outdoor unattended payment and other initiatives, $0.8 million of expenses from the inclusion of GO Software, $0.6 million of expenses to develop applications for financial and petroleum customers, and $0.4 million of increased international expenses to support wireless introductions. In addition, $0.4 million of increased expenses was due to stock-based compensation.

We expect R&D expenses to remain, over time, in a range between 8% and 9% of net revenues for the foreseeable future.

Sales and Marketing Expense

Sales and marketing expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended April 30,				Six Months Ended April 30,
			Change	Change			Change	Change
	2006	2005	In Dollars	In Percent	2006	2005	In Dollars	In Percent
Sales and marketing	$14,404	$12,932	$1,472	11.4%	$28,605	$24,976	$3,629	14.5%
Percentage of net revenues	10.1%	11.0%			10.3%	10.9%

Sales and marketing expenses increased for the quarter ended April 30, 2006, compared to the quarter ended April 30, 2005 due primarily to $0.5 million of increased International expenses to support the increased sales opportunities in the emerging markets, $0.3 million of additional corporate sales incentive programs and promotional expenses pertaining to Vx product family, wireless solutions, and $0.2 million of increased expenses from the inclusion of GO Software. In addition, $0.4 million of increased expenses was due to stock-based compensation.

Sales and marketing expenses in the first six months ended April 30, 2006 increased compared to the same period ended April 30, 2005, due to $0.9 million increased in corporate sales incentive programs and promotional expenses pertaining to the MX870, Visual Payments launch, Vx  product family and wireless initiatives,  $0.7 million of increased international expenses, primarily in Europe and Latin America,  to support  sales growth, $0.6 million of increased domestic expenses to address sales opportunities in multi-lane retail and hospitality. $0.6 million of increased expenses were due to the inclusion of GO Software acquisition commencing on March 1, 2005. An additional $0.7 million of increased expenses was due to stock-based compensation.

We expect sales and marketing expenses to decline as a percentage of net revenues over time.

General and Administrative Expense

General and administrative expenses are summarized in the following table (in thousands, except percentages):

	Six Months Ended April 30,				Six Months Ended April 30,
			Change	Change			Change	Change
	2006	2005	In Dollars	In Percent	2006	2005	In Dollars	In Percent
General and administrative	$9,993	$6,787	$3,206	47.2%	$19,691	$13,491	$6,200	46.0%
Percentage of net revenues	7.0%	5.8%			7.1%	5.9%

General and administrative expenses in the quarter ended April 30, 2006 increased, compared to the quarter ended April 30, 2005, due to a $1.6 million one-time credit for the favorable resolution of the payroll tax contingency recorded in 2005, a $1.2 million increased in expenses related to the requirements of operating as a public company, a net $0.6 million increased in bad debt expense primarily due to the growth in our current accounts receivable portfolio and associated general reserve requirements. Partially offsetting these expenses was a $0.5 million reduction of legal expenses in connection with prior patent infringement claims brought against us and other companies that design, manufacture or sell point of electronic payment systems by Verve. In addition, $0.4 million of increased expenses was due to stock-based compensation.

General and administrative expenses in the first six months ended April 30, 2006 increased compared to the same period ended April 30, 2005, due to a $2.4 million increased in expenses related to the requirements of operating as a public company, a $1.6 million one-time credit for the favorable resolution of the payroll tax contingency recorded in 2005, a net $0.9 million increased in bad debt expense primarily due to the growth in our current accounts receivable portfolio and associated general reserve requirements and a  $0.5 million increased in executive bonuses.  In addition, $0.7 million of increased expenses was due to stock-based compensation.

We expect general and administrative expenses for the next several quarters to increase due to expenses associated with the planned upgrade of our Enterprise Resource Planning system and the planned integration of Lipman.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets decreased $0.1 million to $1.2 million in the second quarter of fiscal 2006 compared with $1.3 million in the second quarter of fiscal 2005. The decrease for the period is due to several purchased intangible assets having been fully amortized during the fiscal year ended October 31, 2005, offset in part by the amortization of intangible assets relating to the acquisition of GO Software, which was completed on March 1, 2005. For the first six months of fiscal 2006, amortization of purchased intangible assets decreased $0.3 million to $2.3 million from $2.6 million for the comparable period in fiscal 2005.

Interest Expense

Interest expense of $3.2 million in the second quarter of fiscal 2006 decreased from $4.6 million in the second quarter of fiscal 2005. The decrease in the second quarter of fiscal 2006 was attributable to the repricing of our Term B Loan and the repayment of our Second Lien Loan in May 2005 with the proceeds that we received from our initial public offering. For the first six months of fiscal 2006, interest expense decreased $2.4 million to $6.5 million from $8.9 million for the comparable period in fiscal 2005. We expect interest expense to decrease due to a decrease in interest rate for the Term B Loan as a result of Standard & Poor’s decision to raise its corporate credit and senior secured bank loan ratings on us to ‘BB-’ from ‘B+’ effective February 1, 2006.

Interest Income

Interest income of $1.0 million in the second quarter of fiscal 2006 increased from $100,000 in the second quarter of fiscal 2005. For the first six months of fiscal 2006, interest income increased $1.5 million to $1.6 million from $111,000 for the comparable period in fiscal 2005. The increase in the three-month period was attributable to our investment of a portion of the proceeds that we received from our initial public offering.

Other Income (Expense), Net

Other income, net in the second quarter of fiscal 2006 was $65,000 resulting primarily from $192,000 associated with foreign currency transaction gains. This was partially offset by foreign currency contract losses of $113,000 and loss from our equity accounted investment of $27,000. For the first six months of fiscal 2006, other income, net was $266,000 resulting primarily from $172,000 associated with foreign currency transaction gains and a $288,000 refund associated with an Indian customs appeal resolution. This was partially offset by foreign currency contract losses of $189,000 and loss from our equity accounted investment of $33,000. Other income, net in the second quarter of fiscal 2005 of $29,000 resulted primarily from $228,000 associated with foreign currency transaction gains. This was partially offset by foreign currency contract losses of $227,000. Other expense, net for the first six months of fiscal 2005 of $171,000 resulted primarily from foreign currency contract losses of $739,000, partially offset by foreign currency transaction gains of $534,000.

Provision for Income Tax

We recorded a provision for income taxes of $8.4 million and $15.3 million for the three and six months ended April 30, 2006, respectively, compared to an income tax expense of $2.7 million and $5.4 million for the comparable periods in fiscal 2005. The increase in the provision for both periods is primarily attributable to increases in our pre-tax income and secondarily to an increase in our effective tax rate. For the second quarter of fiscal 2006 our effective tax rate was 35.7% as compared to 23% for the second quarter of 2005. The increase in the tax rates is primarily attributable to the net effect of increases in pre-tax income, a smaller reduction in our valuation allowance for deferred tax assets, expiration of the federal research credit offset by increases in the amount of income considered permanently reinvested in foreign operations and subject to lower foreign tax rates.

As of April 30, 2006, we have recorded $30.9 million of net deferred tax assets, the realization of which is dependent on future domestic and certain foreign taxable income. Although realization is not assured, management believes that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters when we reevaluate the underlying basis for our estimates of future domestic and certain foreign taxable income.

Our plan for a tax structure to reduce our average worldwide statutory tax rate is proceeding towards implementation. We have implemented key elements of our tax structure in the first and second quarter of the current fiscal year and expect to be substantially complete with all aspects of the implementation by the end of July 2006. We continue to expect that our long-term average worldwide statutory tax rate will be in the low thirty percent range. We have changed the form of the transfer of intangible assets to a non-U.S. subsidiary from a sale to a license. We no longer expect to have a one-time tax payment in connection with the transfer of intangible property rights in connection with the implementation of the tax structure.

Segment Information

The following table reconciles segmented net revenues and operating income to totals for the three and six months ended April 30, 2006 and 2005 (in thousands). Corporate net revenues and operating income (loss) reflect amortization of purchased intangible assets, stock-based compensation, in-process research and development expense, and amortization of step ups in the fair value of inventories, equipment and improvements and deferred net revenues resulting from acquisitions. Corporate income (loss) also reflects the difference between the actual and standard cost of System Solutions net revenues and shared operating costs that benefit both segments, predominately research and development expenses and supply chain management.

	Three Months Ended April 30,				Six Months Ended April 30,
			Change	Change			Change	Change
	2006	2005	In Dollars	In Percent	2006	2005	In Dollars	In Percent
Revenues
North America	$80,466	$73,282	$7,184	9.8%	$157,641	$138,090	$19,551	14.2%
International	61,845	44,790	17,055	38.1%	119,502	91,373	28,129	30.8%
Corporate	(121)	(179)	58	(32.4)%	(323)	(287)	(36)	12.5%
Total revenues	$142,190	$117,893	$24,297	20.6%	$276,820	$229,176	$47,644	20.8%
Operating income:
North America	$31,002	$24,620	$6,382	25.9%	$61,505	$45,366	$16,139	35.6%
International	14,066	7,622	6,444	84.5%	28,233	15,562	12,671	81.4%
Corporate	(19,446)	(16,334)	(3,112)	19.1%	(40,979)	(31,942)	(9,037)	28.3%
Total operating income	$25,622	$15,908	$9,714	61.1%	$48,759	$28,986	$19,773	68.2%

Net revenues growth in North America for the quarter ended April 30, 2006 compared to the quarter ended April 30, 2005 was primarily driven by an increase of approximately $5.9 million in System Solutions and $1.3 million in Services net revenues. Net revenues growth in North America for the first six months ended April 30, 2006 compared to in the same period of fiscal 2005 was primarily driven by an increase of approximately $15.5 million in System Solutions and $4.0 million in Services net revenues. See “Results of Operations—Net Revenues.”

System Solutions net revenues in International grew approximately $16.8 million and $27.9 million for the second quarter and the first six months ended April 30, 2006, respectively. Services net revenues in International were unchanged. See “Results of Operations—Net Revenues.”

The increase in operating income for North America for the quarter ended April 30, 2006 compared to the quarter ended April 30, 2005 was mainly due to higher net revenues and a higher gross profit percentage as a result of favorable product mix in System Solutions and to a lesser extent Services, which was partially offset by higher operating expenses.

The increase in operating income for North America for the six months ended April 30, 2006 compared to the six months ended April 30, 2005 was mainly due to higher net revenues and a higher gross profit percentage as a result of favorable product mix in both System Solutions and to a lesser extent Services, which was partially offset by higher operating expenses.

The increase in International operating income for the quarter ended April 30, 2006 compared to the quarter ended April 30, 2005 was mainly due to increased net revenues and a higher gross profit percentage, partially offset by higher operating expenses. The gross profit percentage improvement was due to an improved service margin as a result of the reduction in unprofitable activities in Latin America and to a lesser extent improved System Solution margins as a result of favorable product mix.

The increase in International operating income for the six months ended April 30, 2006 compared to the six months ended April 30, 2005 was mainly due to increased net revenues and a higher gross profit percentage as a result of the introduction of  higher margin Vx wireless solutions and favorable product mix, partially offset by higher operating expenses.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to service our debt, finance working capital, and make capital expenditures and investments. As of April 30, 2006 our primary sources of liquidity were cash and cash equivalents of $91.2 million, marketable securities of $12.7 million, our $30 million unused revolving credit facility, which is not currently used and cash generated from operations.

Our operations provided cash of $24.7 million in the first six months of fiscal 2006, which was attributable to net income of $28.8 million and depreciation, amortization and other non-cash charges of $8.9 million, offset by $13.0 million used by net operating assets and liabilities. The principal uses of net operating assets and liabilities in the first six months of fiscal 2006 were largely attributable to an increase in accounts receivable of $19.6 million, an increase in inventories of $14.5 million, an increase in prepaid expenses and other current assets of $0.6 million, an increase in deferred tax assets of $1.9 million, a decrease in accrued compensation of $0.6 million, a decrease in accrued warranty of $0.7 million and a decrease in accrued expenses and other liabilities of $2.1 million. This was partially offset by an increase in accounts payable of $17.1 million, an increase in income tax payable of $4.6 million and an increase in deferred revenue, net of $5.1 million.

Our investing activities used $0.2 million of net cash during the first six months of fiscal 2006. Cash generated by the sale of marketable securities was $106.6 million, partially offset by investments in marketable securities of $102.5 million, capitalization of software development of $1.1 million, purchase of other assets of $1.1 million and purchase of equipment and improvements of $2.2 million.

Our financing provided cash of $0.9 million for the first six months of fiscal 2006, primarily due to a tax benefits related to exercise of stock options of $1.4 million and proceeds from stock options exercises of $0.6 million, partially offset by principal payments of $0.9 million on the Term B loan and repayment of $0.1 million on capital leases.

We plan to increase our inventory levels in the next quarter to meet anticipated demand; however, the growth will not be at the same rate as the second quarter of fiscal 2006. This need will decrease cash provided by operating activities in the third fiscal quarter.

In connection with our proposed acquisition of Lipman, we expect to pay approximately $382 million in cash, as reduced by the amount of the special cash dividend to be paid by Lipman prior to the closing of such acquisition. To fund the acquisition of Lipman, we intend to enter into a new secured credit facility with a syndicate of financial institutions, which consists of a $500 million Term B facility and a revolving credit facility permitting borrowings of up to $40 million, which will replace our existing debt facility.

We believe that we have the financial resources to meet our business requirements for the next twelve months, including capital expenditures, working capital requirements and future strategic investments and to comply with our financial covenants.

Contractual Obligations

The following table summarizes our contractual obligations as of April 30, 2006 (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years
Term B loan	$245,398	$15,393	$28,155	$201,850
Capital lease obligation	153	81	39	33
Operating leases	14,780	6,059	7,063	1,658
Minimum purchase obligations	59,977	59,977	—	—
	$320,308	$81,510	$35,257	$203,541

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

A reconciliation of net income, the most directly comparable U.S. GAAP measure, to EBITDA, as adjusted, for the three and six months ended April 30, 2006 and 2005 is as follows (in thousands):

	Three Months Ended April 30		Six Months Ended April 30
	2006	2005	2006	2005
U.S. GAAP net income	$15,036	$8,807	$28,830	$14,644
Provision for income taxes	8,381	2,662	15,333	5,409
Interest expense	3,197	4,568	6,476	8,873
Interest income	(927)	(100)	(1,614)	(111)
Depreciation and amortization of equipment and improvements	877	714	1,651	1,437
Amortization of capitalized software	323	256	598	523
Amortization of purchased intangible assets	2,578	3,039	5,330	6,305
Amortization of step-up in deferred revenue on acquisition	121	179	323	287
Stock-based compensation	1,189	37	2,112	52
Management fees to majority stockholder	—	62	—	125
EBITDA as adjusted	$30,775	$20,224	$59,039	$37,544

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangement, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K, consist of interest rate cap agreements and forward foreign currency exchange agreements described under “Quantitative and Qualitative Disclosures about Market Risk.” See Item 3.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”—a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS 154 is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In November 2005, FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. The Company’s adoption of FSP 115-1 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”—an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative, clarifies which interest-only strips and principal-only strips are not subject to the requirement of SFAS 133, establishes a requirement to evaluate interests in securitized financial assets, clarifies the concentrations of credit risk, and eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument. SFAS 155 improves financial reporting by eliminating the exemption from applying SFAS 133 to interest in securitized financial assets and allowing to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a measurement. SFAS 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The implementation of SFAS 155 is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, bad debts, income taxes and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For further information on the critical accounting policies of VeriFone, see the discussion of critical accounting policies in VeriFone’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005, that was filed with the SEC on December 20, 2005.

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

Risks Related to Our Business

There are numerous risks associated with our recent entry into an agreement to acquire Lipman.

On April 10, 2006 we announced that we had entered into an agreement to acquire Lipman in a transaction in which the outstanding shares of Lipman ordinary shares would be exchanged for a combination of VeriFone common stock and cash, as reduced by a special cash dividend and subject to proration.

There are numerous risks associated with our having entered into this agreement, including the following:

We cannot assure you that all conditions to the merger will be completed and the merger consummated.   The merger is subject to the satisfaction of closing conditions, including the approval of our stockholders and Lipman’s shareholders, and we cannot assure you that the merger will be completed. In the event the merger is not completed, we may be subject to many risks, including the costs related to the proposed merger, such as legal, accounting and advisory fees, which must be paid even if the merger is not completed. If the merger is not completed, the market price of our common stock could decline.

Completion of the merger may result in the dilution of our per share operating results.   The completion of the merger may not result in improved per share operating results of VeriFone or a financial condition superior to that which would have been achieved by VeriFone on a stand-alone basis. The merger could fail to produce the benefits that we anticipate, or could have other adverse effects that we currently do not foresee. In addition, some of the assumptions that we have relied upon, such as the achievement of operating synergies, may not be realized. In this event, the merger could result in a reduction of per-share earnings of VeriFone as compared to the per-share earnings that would have been achieved by VeriFone if the merger had not occurred.

If we fail to successfully integrate our operations, the combined company may not realize the potential benefits of the merger.   If the merger is completed, the integration of VeriFone and Lipman will be a time consuming and expensive process and may disrupt our operations if it is not completed in a timely and efficient manner. If this integration effort is not successful, our results of operations could be harmed, employee morale could decline, key employees could leave and customers could cancel existing orders or choose not to place new ones. Following the merger, VeriFone and Lipman must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices. We may encounter the following difficulties, costs and delays involved in integrating these operations:

•       failure to successfully manage relationships with customers and other important relationships;

•       failure of customers to accept new services or to continue using the products and services of the combined company;

•       difficulties in successfully integrating the management teams and employees of VeriFone and Lipman;

•       challenges encountered in managing larger, more geographically dispersed operations;

•       the loss of key employees;

•       diversion of the attention of management from other ongoing business concerns;

•       inability to migrate both companies to a common enterprise resource planning platform in a timely and cost effective way;

•       inability to integrate the two companies’ IT infrastructure;

•       potential incompatibility of technologies;

•       potential impairment charges incurred to write down the carrying amount of intangible assets generated as a result of the merger; and

•       potential incompatibility of business cultures.

If the combined company’s operations after the merger do not meet the expectations of existing customers of VeriFone or Lipman, then these customers may cease doing business with the combined company altogether, which would harm our results of operations and financial condition.

We will incur substantial additional debt in connection with the proposed acquisition of Lipman. We currently expect to pay approximately $382 million in cash, as reduced by the amount of the special cash dividend to be paid by Lipman prior to the closing of such acquisition. To fund the acquisition of Lipman, we intend to enter into a secured credit facility with a syndicate of financial institutions, which consists of a $500 million Term B facility and a revolving credit facility permitting borrowings of up to $40 million, which will replace our existing debt facility. As a result, our total indebtedness will increase. The new secured credit facility is expected to contain a number of customary covenants that will require us to maintain certain specified financial ratios and restrict the ability of our subsidiaries to make distributions, prepay other debt, encumber assets, incur indebtedness or undertake certain other corporate activities. In addition, we expect to pledge substantially all of our assets and properties to secure this debt. If we are unable to comply with any of these covenants, the default could result in the acceleration of our outstanding indebtedness which we would be unable to repay without obtaining alternative financing which may not be available to us under these circumstances.

Costs associated with the merger are difficult to estimate, may be higher than expected and may harm the financial results of the combined company. We will incur substantial direct transaction costs associated with the merger, and additional costs associated with consolidation and integration of operations. If the total costs of the merger exceed estimates or the benefits of the merger do not exceed the total costs of the merger, our financial results could be adversely affected.

Lipman’s principal offices and manufacturing facility and many of its suppliers are located in Israel. Therefore, political, economic and military conditions in Israel directly affect its operations. The expanded VeriFone company cannot predict the effect on it of any increase in the degree of violence by the Palestinians against Israel or the effect of military action elsewhere in the Middle East. The future of peace efforts between Israel and its Arab neighbors remains uncertain. Any armed conflicts or political instability in the region would likely negatively affect business conditions and adversely affect the expanded VeriFone company’s results of operations. Furthermore, several countries continue to restrict or ban business with Israel and Israeli companies. These restrictive laws and policies may seriously limit the expanded VeriFone company’s ability to make sales in those countries.

We depend upon third parties to manufacture our products and to supply the components necessary to manufacture our products.

We do not manufacture the physical devices that we design which form part of our system solutions; rather, we arrange for a limited number of third parties to manufacture these devices for us. Similarly, components such as application-specific integrated circuits, or ASICs, payment processors, wireless modules, modems and printer mechanisms that are necessary to manufacture and assemble our devices are sourced either directly by us or on our behalf by our contract manufacturers from a variety of component suppliers. We generally do not have long-term agreements with our manufacturers or component suppliers. If our suppliers become unwilling or unable to provide us with adequate supplies of parts or products when we need them, or if they increase their prices, we might not be able to find alternative sources in a timely manner and could be faced with a critical shortage. This could harm our relationships with our customers and cause our revenues to decline. Even if we are able to secure alternative sources in a timely manner, our costs could increase. In the quarter ended April 30, 2006, over half of our component spending was for components we sourced from a single supplier or a small number of suppliers.

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

We sell a significant portion of our solutions through third parties such as independent distributors, independent sales organizations (“ISO”), value-added resellers and payment processors. We depend on their active marketing and sales efforts. These third parties also provide after-sales support and related services to end user customers. When we introduce new applications and solutions, they also provide critical support for developing and porting the custom software applications to run on our various electronic payment systems and, internationally, in obtaining requisite certifications in the markets in which they are active. Accordingly, the pace at which we are able to introduce new solutions in markets in which these parties are active depends on the resources they dedicate to these tasks. Moreover, our arrangements with these third parties typically do not prevent them from selling products of other companies, including our competitors, and they may elect to market our competitors’ products and services in preference to our system solutions. If one or more of our major resellers terminates or otherwise adversely changes its relationship with us, we may be unsuccessful in replacing it. The loss of one of our major resellers could impair our ability to sell our solutions and result in lower revenues and income. It could also be time consuming and expensive to replicate, either directly or through other resellers, the certifications and the custom applications owned by these third parties.

A significant percentage of our net revenues is attributable to a limited number of customers, including distributors and ISOs. In the first six months of fiscal 2006, our ten largest customers accounted for approximately 36% of our net revenues and sales to First Data Corporation and its affiliates represented 12% of our net revenues in that period. Our sales of system solutions to First Data and its affiliates include sales to its TASQ Technology division, which distributes payment devices to ISOs and financial institutions such as Wells Fargo & Company and Chase Merchant Services. If any of our large customers significantly reduces or delays purchases from us or if we are required to sell products to them at reduced prices or on other terms less favorable to us, our revenues and income could be materially adversely affected.

A significant portion of our net revenues are generated outside of the United States and we intend to continue to expand our operations internationally. Our results of operations could suffer if we are unable to manage our international expansion and operations effectively.

During the first six months of fiscal 2006, 45.3% of our net revenues were generated outside of the United States. We expect this percentage to increase materially following the completion of our proposed acquisition of Lipman. Part of our strategy is to expand our penetration in existing foreign markets and to enter new foreign markets. Our ability to penetrate some international markets may be limited due to different technical standards, protocols or product requirements. Expansion of our International segment will require significant management attention and financial resources. Our International net revenues will depend on our continued success in the following areas:

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

A substantial part of our business consists of sales made to customers outside the United States. A portion of the net revenues we receive from such sales is denominated in currencies other than the U.S. dollar. Additionally, portions of our cost of net revenues and our other operating expenses are incurred by our International operations and denominated in local currencies. While fluctuations in the value of these net revenues, costs and expenses as measured in U.S. dollars have not materially affected our results of operations historically, we cannot assure you that adverse currency exchange rate fluctuations will not have a material impact in the future. In addition, our balance sheet reflects non-U.S. dollar denominated assets and liabilities, primarily inter-company balances, which can be adversely affected by fluctuations in currency exchange rates. We have entered into foreign currency forward contracts and other arrangements intended to hedge our exposure to adverse fluctuations in exchange rates. Nevertheless, these hedging arrangements may not always be effective, particularly in the event of imprecise forecasts of non-U.S. denominated assets and liabilities. Accordingly, if there is an adverse movement in exchange rates, we might suffer significant losses Additionally, hedging programs expose us to risks that could adversely affect our operating results, including the following:

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

As a result of these factors, we regularly run the risk of maintaining excess inventory levels. This risk may be enhanced to the extent we increase inventory levels in response to expected customer requirements. The accumulation of excess or obsolete inventory may result in price reductions and inventory write-downs, which could adversely affect our business and financial condition. We have incurred an obsolescence cost of $1.4 million in the six months ended April 30, 2006, primarily as a result of the customers shifting to our new Vx Solutions, our latest generation of system solutions, employing a 32-bit ARM9 System-on-Chip running our Verix operating system which provides a consistent user interface and secure multi-application platform across several payment systems.

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

Our Brazilian subsidiary has been notified of a tax assessment regarding Brazilian state value added tax, or VAT, for the periods from January 2000 to December 2001 and related to products supplied to us by a contract manufacturer. The assessment relates to an asserted deficiency of 6.5 million Brazilian reais (approximately $3.2 million) including interest and penalties. The tax assessment was based on a clerical error in which our Brazilian subsidiary omitted the required tax exemption number on its invoices. Management does not expect that we will ultimately incur a material liability in respect of this assessment, because they believe, based in part on advice of our Brazilian tax counsel, that we will prevail in the proceedings relating to this assessment. On May 25, 2005, we had an administrative hearing with respect to this audit. Management expects to receive the decision of the administrative judges sometime in 2006. In the event we receive an adverse ruling from the administrative body, we will decide whether or not to appeal and would reexamine the determination as to whether an accrual is necessary.

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

We are evaluating our internal control over financial reporting in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and rules and regulations of the SEC thereunder, which we refer to as Section 404. We are currently performing the system and process evaluation and testing required (and any necessary remediation) in an effort to comply with management certification and auditor attestation requirements of Section 404. The management certification and auditor attestation requirements of Section 404 will initially apply to our Annual Report on Form 10-K for our fiscal year ended October 31, 2006. However, as we are still in the evaluation process, we may identify conditions that may result in significant deficiencies or material weaknesses in the future. A material weakness is a significant deficiency, as defined in Public Accounting Oversight Board Auditing Standard No. 2 or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected by our personnel in the normal course of performing their assigned functions.

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

If we are unable to improve and maintain the quality of our internal controls, any weaknesses could materially and adversely affect our ability to provide timely and accurate information about us, which could harm our reputation and share price

On several occasions since our separation from Hewlett-Packard, our independent registered public accounting firm has identified deficiencies in our internal controls which rose to the level of material weakness. We have worked diligently to correct these deficiencies. We are not aware of, nor did our independent registered public accounting firm inform us of, any matters involving internal controls that we consider to be material weaknesses relating to the years ended October 31, 2005 and October 31, 2004 and the three and six months ended April 30, 2006. Nevertheless, we cannot be certain that the measures we have taken will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Any failure to maintain adequate controls or to adequately implement required new or improved controls could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could adversely affect the trading price of our common stock.

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

In June 2004, our principal operating subsidiary, VeriFone, Inc., and another subsidiary entered into a secured credit facility under which, as of April 30, 2006, VeriFone, Inc. had outstanding indebtedness, excluding capital leases, of approximately $181.6 million.

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

GTCR owns or controls shares representing, in the aggregate, an approximately 33.1% voting interest in our company and has two of the six members on our board of directors. Accordingly, GTCR may exercise substantial influence over our operations and business strategy. In addition, GTCR will have substantial influence over the outcome of votes on all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions.

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

Our Chief Executive Officer, Douglas Bergeron, beneficially owns shares representing, in the aggregate, approximately a 6.3% voting interest in our company. Moreover, Mr. Bergeron and several senior managers have a long professional history together at SunGard Data Systems Inc. Mr. Bergeron’s significant ownership stake in our company and his history with other senior management may also make it difficult for the board of directors to remove Mr. Bergeron or other members of senior management.

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

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. To mitigate some of these risks, we utilize derivative financial instruments to hedge these exposures. We do not use derivative financial instruments for speculative or trading purposes nor do we issue or hold leveraged derivative financial instruments.

Interest Rates

We are exposed to interest rate risk related to our debt, which bears interest based upon the three-month LIBOR rate. In July 2004, we purchased a two-year interest rate cap for $285,000 with a notional amount of $50 million, under which we will receive interest payments if the three-month LIBOR rate exceeds 4%. In March 2005, we purchased a one-year interest rate cap for $29,000 with an effective date of July 2005 and a notional amount of $30 million, under which we will receive interest payments if the three-month LIBOR rate exceeds 5%.

The cost of the two remaining interest rate caps that total $314,000 were recorded in prepaid expenses and other current assets in the condensed consolidated balance sheet and are being amortized as interest expense over the life of the caps. For the three and six months ended April 30, 2006, we received interest of $81,000 and $112,000 as a result of the three months LIBOR rate on its Term Loan B exceeding 4%. A 1% increase in the variable rate of interest on the currently outstanding debt under our secured credit facility would increase annual interest expense by approximately $1.7 million.

Foreign Currency Risk

A substantial part of our business consists of sales made to customers outside the United States. A portion of the net revenues we receive from such sales is denominated in currencies other than the U.S. dollar. Additionally, portions of our costs of net revenues and our other operating expenses are incurred by our International operations and denominated in local currencies. While fluctuations in the value of these net revenues, costs and expenses as measured in U.S. dollars have not materially affected our results of operations historically, we cannot assure you that adverse currency exchange rate fluctuations will not have a material impact in the future. In addition, our balance sheet reflects non-U.S. dollar denominated assets and liabilities, primarily inter-company balances which can be adversely affected by fluctuations in currency exchange rates. In certain periods, we have not hedged our exposure to these fluctuations. We have entered into foreign currency forward contracts and other arrangements intended to hedge our exposure to adverse fluctuations in exchange rates. As of April 30, 2006, we had no foreign currency forward contracts outstanding. Effective May 1, 2006, we had entered into foreign currency forward contracts to sell Australian dollars and Euros with notional amounts of $2.0 million and $1.8 million, respectively and to purchase Brazilian reais with a notional amount of $1.2 million. As of April 30, 2005, we had entered into foreign currency forward contracts to sell Brazilian reais and Australian dollars with notional amounts of $2.5 million and $2.2 million, respectively. If we chose not to enter into foreign currency forward contracts to hedge against these exposures and if the Euro, Australian dollar and Brazilian real were to devalue 5% to 10% against the U.S. dollar, results of operations would include a foreign exchange loss of $0.2 million to $0.3 million.

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

During the second quarter of our fiscal year ended April 30, 2006, we implemented the following changes to internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934):

•       added experienced accounting personnel to implement additional internal reviews for revenue transactions, including the establishment of a “compliance desk”, whose function is to review transactions with non-standard terms and conditions and defer processing until the appropriate review is conducted;

•       enhanced the secondary review for certain sales orders to ensure proper accounting;

•       added additional controls surrounding the introduction of new product offerings to ensure proper accounting; and

•       issued additional formal accounting policies and implemented additional processes surrounding the recording of certain transactions for the purposes of enhancing internal controls.

These actions represent management’s continued emphasis to adopt internal control related to developing business needs and to enhance the internal control environment as management continues to prepare for reporting on our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.

PART II—OTHER INFORMATION

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

Our Brazilian subsidiary has been notified of a tax assessment regarding Brazilian state value added tax, or VAT, for the periods from January 2000 to December 2001 and related to products supplied to us by a contract manufacturer. The assessment relates to an asserted deficiency of 6.5 million Brazilian reais (approximately $3.2 million) including interest and penalties. The tax assessment was based on a clerical error in which our Brazilian subsidiary omitted the required tax exemption number on its invoices. Management does not expect that we will ultimately incur a material liability in respect of this assessment, because they believe, based in part on advice of our Brazilian tax counsel, that we will prevail in the proceedings relating to this assessment. On May 25, 2005, we had an administrative hearing with the Brazilian Tax Authority with respect to this audit. Management expects to receive the decision of the administrative judges sometime in 2006. In the event we receive an adverse ruling from the administrative body, we will decide whether or not to appeal and would reexamine the determination as to whether an accrual is necessary.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following is a tabulation of the votes on proposals considered at our annual meeting of stockholders held on March 22, 2006:

1.     To elect six directors to serve on our board of directors for one-year term.

	For	Withheld
Douglas G. Bergeron	62,825,291	631,341
Craig A. Bondy	62,245,846	1,210,786
Dr. James C. Castle	63,073,768	382,864
Dr. Leslie G. Denend	62,531,622	925,010
Robert B. Henske	62,536,210	920,422
Collin E. Roche	62,246,646	1,209,986

2.     To ratify the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending October 31, 2006.

For	63,377,853
Against	73,106
Abstain	5,672

3.     To approve our bonus plan.

For	62,979,290
Against	464,260
Abstain	13,080

4.     To approve our 2006 Equity Incentive Plan.

For	49,163,773
Against	8,086,729
Abstain	12,425

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

VERIFONE HOLDINGS, INC
Date: May 26, 2006	By:	/s/ DOUGLAS G. BERGERON
Douglas G. Bergeron
Chairman and Chief Executive Officer
	By:	/s/ BARRY ZWARENSTEIN
Barry Zwarenstein
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.