Form 10-Q
period 2006-07-31
VeriFone Holdings, Inc.
filed 2006-09-01
CIK 1312073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

or

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

At August 14, 2006, the number of shares outstanding of the registrant’s common stock, $0.01 par value was 68,029,493.

Table of Contents

VeriFone Holdings, Inc.
INDEX

PART I—FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	July 31, 2006	October 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$77,601	$65,065
Marketable securities	14,544	16,769
Accounts receivable, net of allowances of $1,829 and $1,571	106,521	87,424
Inventories	73,870	33,501
Deferred tax assets	11,130	11,467
Prepaid expenses and other current assets	10,363	9,368
Total current assets	294,029	223,594
Equipment and improvements, net	6,496	5,873
Purchased intangible assets, net	11,352	18,912
Goodwill	47,260	47,260
Deferred tax assets	20,706	17,705
Debt issuance costs, net	6,643	7,462
Other assets	13,445	6,546
Total assets	$399,931	$327,352
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$62,583	$47,161
Income taxes payable	6,511	8,746
Accrued compensation	12,776	12,576
Accrued warranty	3,700	4,371
Deferred revenue, net	20,702	15,523
Deferred tax liabilities	137	137
Accrued expenses	6,691	6,826
Other current liabilities	15,293	13,819
Current portion of long-term debt	1,916	1,994
Total current liabilities	130,309	111,153
Accrued warranty	657	872
Deferred revenue	7,164	6,835
Long-term debt, less current portion	179,379	180,812
Other long-term liabilities	1,487	1,142
Commitments and contingencies
Stockholders’ equity:
Voting Common Stock: $0.01 par value, 100,000 shares authorized at July 31, 2006 and October 31, 2005; 68,013 and 67,646 shares issued and outstanding as of July 31, 2006 and October 31, 2005	680	676
Additional paid-in-capital	136,682	128,101
Accumulated deficit	(57,394)	(102,979)
Accumulated other comprehensive income	967	740
Total stockholders’ equity	80,935	26,538
Total liabilities and stockholders’ equity	$399,931	$327,352

See accompanying notes.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
	(unaudited)
Net revenues:
System Solutions	$131,960	$111,388	$378,781	$314,791
Services	15,657	14,313	45,656	40,086
Total net revenues	147,617	125,701	424,437	354,877
Cost of net revenues:
System Solutions	72,704	68,235	211,584	192,764
Services	8,452	6,361	23,391	20,954
Total cost of net revenues	81,156	74,596	234,975	213,718
Gross profit	66,461	51,105	189,462	141,159
Operating expenses:
Research and development	11,726	10,400	35,354	30,351
Sales and marketing	14,181	13,334	42,786	38,310
General and administrative	10,936	8,116	30,627	21,607
Amortization of purchased intangible assets	1,159	1,158	3,477	3,808
Total operating expenses	38,002	33,008	112,244	94,076
Operating income	28,459	18,097	77,218	47,083
Interest expense	(3,438)	(3,084)	(9,914)	(11,958)
Interest income	938	88	2,552	200
Other income (expense), net	(195)	(6,142)	71	(6,313)
Income before income taxes	25,764	8,959	69,927	29,012
Provision for income taxes	9,009	2,424	24,342	7,833
Net income	$16,755	$6,535	$45,585	$21,179
Net income per share:
Basic	$0.25	$0.11	$0.69	$0.38
Diluted	$0.24	$0.10	$0.66	$0.36
Weighted average shares used in computing net income per share:
Basic	66,284	62,133	65,936	56,285
Diluted	69,079	65,423	68,906	59,630

See accompanying notes.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended July 31,
	2006	2005
	(unaudited)
Cash flows from operating activities
Net income	$45,585	$21,179
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of purchased intangibles	7,560	9,063
Depreciation and amortization of equipment and improvements	2,532	2,292
Amortization of capitalized software	892	780
Amortization of interest rate caps	236	80
Amortization of debt issuance costs	819	891
Stock-based compensation	3,798	915
Non-cash portion of loss on debt extinguishment	—	2,898
Other	(75)	—
Net cash provided by operating activities before changes in working capital	61,347	38,098
Changes in operating assets and liabilities:
Accounts receivable, net	(19,097)	4,302
Inventories	(40,369)	(414)
Deferred tax assets	(2,663)	(4,148)
Prepaid expenses and other current assets	(1,204)	1,120
Other assets	(924)	1
Accounts payable	15,421	(8,472)
Income taxes payable	431	(5,343)
Tax benefit from stock-based compensation	(2,666)	—
Accrued compensation	200	(812)
Accrued warranty	(886)	1,592
Deferred revenue, net	5,509	1,966
Deferred tax liabilities	—	970
Accrued expenses and other liabilities	(1,460)	(3,208)
Net cash provided by operating activities	13,639	25,652
Cash flows from investing activities
Software development costs capitalized	(1,731)	(691)
Purchases of equipment and improvements	(2,780)	(2,166)
Purchases of other assets	(673)	(618)
Purchases of marketable securities	(125,034)	—
Sales and maturities of marketable securities	127,325	—
Transaction costs, pending acquistions	(2,497)	—
Acquisition of business, net of cash and cash equivalents acquired	—	(13,456)
Net cash used in investing activities	(5,390)	(16,931)
Cash flows from financing activities
Proceeds from revolving promissory notes payable and revolver	—	19,680
Repayments of revolving promissory notes payable and revolver	—	(19,680)
Repayments of long-term debt	(1,386)	(78,507)
Tax benefit of stock-based compensation	2,666	—
Repayments of capital leases	(125)	(356)
Proceeds from issuance of common stock	—	85,000
Proceeds from exercises of stock options	2,120	129
Payments of IPO and follow-on financing costs	—	(7,342)
Net cash provided by (used in) financing activities	3,275	(1,076)
Effect of foreign currency exchange rate changes on cash	1,011	(259)
Net increase in cash and cash equivalents	12,536	7,386
Cash and cash equivalents, beginning of period	65,065	12,705
Cash and cash equivalents, end of period	$77,601	$20,091
Supplemental disclosures of cash flow information
Cash paid for interest	$9,013	$10,984
Cash paid for income taxes	$26,881	$16,045

See accompanying notes.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Description of Business

VeriFone Holdings, Inc. (“VeriFone” or the “Company”) was incorporated in the state of Delaware on June 13, 2002 in order to acquire VeriFone, Inc. on July 1, 2002. Prior to the completion of the Company’s initial public offering on May 4, 2005, VeriFone was majority owned by GTCR Fund VII, L.P., an equity fund managed by GTCR Golder Rauner, LLC (“GTCR”), a private equity firm. As of July 31, 2006, equity funds managed by GTCR owned approximately 28.6% of the outstanding common stock of the Company. VeriFone designs, markets, and services transaction automation systems that enable secure electronic payments among consumers, merchants, and financial institutions.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of July 31, 2006, the condensed consolidated statements of operations for the three and nine months ended July 31, 2006 and 2005, and the condensed consolidated statements of cash flows for the nine months ended July 31, 2006 and 2005 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, Form 10-Q and Article 10 of Regulation S-X. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements, except for the adoption of SFAS No. 123(R), Share-Based Payment effective May 1, 2005, using the modified-prospective-transition method, and include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of July 31, 2006, its results of operations for the three and nine months ended July 31, 2006 and 2005, and its cash flows for the nine months ended July 31, 2006 and 2005. The results for the interim periods are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending October 31, 2006. The condensed consolidated balance sheet as of October 31, 2005 has been derived from the audited consolidated balance sheet as of that date. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation. The reclassifications did not impact previously reported revenues, total operating expense, operating income, net income, or stockholders’ equity.

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

Net revenues from System Solutions sales to end-users, resellers, value added resellers and distributors are recognized upon shipment of the product with the following exceptions:

•       If a product is shipped FOB destination, revenue is recognized when the shipment is delivered, or

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

Gains and losses realized from transactions, including inter-company balances not considered as permanent investment, and denominated in currencies other than an entity’s functional currency are included in other income (expense), net in the accompanying consolidated statements of operations.

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

In the three and nine months ended July 31, 2006, one customer, First Data Corporation and its affiliates, accounted for 16% and 13%, respectively, of net revenues, compared to 9% and 12% of net revenues for the comparable periods in fiscal 2005, respectively. At July 31, 2006 and October 31, 2005, one customer, First Data Corporation and its affiliates, accounted for 17% and 13%, respectively, of accounts receivable. The increase in accounts receivable was due to increased sales to First Data of $8.5 million, or 58%, to $23.1 million in the quarter ended July 31, 2006, from $14.6 million in the quarter ended October 31, 2005 primarily related to demand for a check processing system which is still winding down and expected to terminate early next year. No other customer accounted for 10% or more of net revenues for any period presented or accounted for 10% or more of accounts receivable at either July 31, 2006 or October 31, 2005.

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

Besides those noted above, the Company had no other off-balance-sheet concentrations of credit risk, such as option contracts or other derivative arrangements as of July 31, 2006 or October 31, 2005.

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

The Company’s international sales are primarily denominated in U.S. dollars. For foreign currency denominated sales, however, the volatility of the foreign currency markets represents risk to the Company’s margins. The Company defines its exposure as the risk of changes in the functional-currency-equivalent cash flows (generally U.S. dollars) attributable to changes in the related foreign currency exchange rates. From time to time the Company enters into certain transactions with foreign currency forward contracts with substantial terms designed to match those of the underlying exposure. The Company does not qualify these foreign currency forward contracts as hedging instruments and, as such, records the changes in the fair value of these derivatives immediately in other income (expense), net in the accompanying consolidated statements of operations. As of July 31, 2006 and October 31, 2005, the Company did not have any outstanding foreign currency forward contracts. On August 1, 2006 the Company entered into foreign currency forward contracts to sell Australian dollars, British pounds, Mexican pesos and Euros with notional amounts of $2.4 million, $3.3 million, $4.4 million and $2.2 million, respectively. The Company’s foreign currency forward contracts have typically had original maturities of 35 days or less. The gains or losses on foreign currency forward contracts are recorded in other income (expense), net in the accompanying consolidated statements of operations.

The Company is exposed to interest rate risk related to its debt, which bears interest based upon the three-month LIBOR rate. On June 30, 2004, the Company entered into a secured credit facility (the “Credit Facility”) with a syndicate of financial institutions, led by Banc of America Securities and Credit

Suisse (formerly Credit Suisse First Boston). The Credit Facility consisted of a Revolver permitting borrowings of up to $30 million, a Term B Loan of $190 million, and a Second Lien Loan of $72 million. Under the Credit Facility, the Company is required to fix the interest rate through swaps, rate caps, collars and similar agreements with respect to at least 30% of the outstanding principal amount of all loans and other indebtedness that have floating interest rates. This interest rate protection requirement expired on June 30, 2006. In July 2004, the Company purchased a two-year interest rate cap for $285,000 with a notional amount of $50 million under which the Company will receive interest payments if the three-month LIBOR rate exceeds 4%. In March 2005, the Company purchased a one-year interest rate cap for $29,000 with an effective date of July 2005 and a notional amount of $30 million, under which the Company will receive payments to the extent the three-month LIBOR rate exceeds 5%. The two interest rate caps that the Company purchased in July 2004 and March 2005 both expired in July 2006.

For the three and nine months ended July 31, 2006, the Company received interest of $157,000  and $269,000, respectively,  as a result of the three-month LIBOR rate on its Term B Loan exceeding 4% and 5%, which is recorded as an offset of interest expense in the statements of operations.

In May 2006, the Company purchased a two-year interest rate cap for $88,000 with an initial notional amount of $100 million declining to $75 million after one year with an effective date of November 2006 under which the Company will receive interest payments if the three-month LIBOR rate exceeds 6.5%.

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

Equity Earnings (Loss) in Affiliate

The Company made a minority investment in VeriFone Transportation Systems (“VTS”) in October 2005. The investment in VTS is accounted for under the equity method and included in the Other Assets in the accompanying consolidated balance sheets. The earnings (loss) are included in the Other Income (Expense), net in the accompanying consolidated statements of operations. For the three and nine months ended July 31, 2006 the activity relating to this investment has been insignificant.

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

Research and Development Costs

Research and development costs are expensed as incurred. Costs eligible for capitalization under SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”, were $0.6 million and $1.7 million for the three and nine months ended July 31, 2006, respectively, compared to $0.5 million and $0.7 million, respectively, for the comparable periods in fiscal 2005. Capitalized software development costs of $7.2 million and $5.5 million as of July 31, 2006 and October 31, 2005, respectively, are being amortized on a straight-line basis over the estimated life of the product to which the costs relate, which is generally three years. These costs, net of accumulated amortization of $2.9 million and $2.0 million as of July 31, 2006 and October 31, 2005, respectively, are recorded in other assets in the accompanying consolidated balance sheets.

Advertising Costs

Advertising costs are expensed as incurred and totaled approximately $106,000 and $167,000 for the three and nine months ended July 31, 2006, respectively, compared to $61,000 and $106,000 for the comparable periods in fiscal 2005, respectively.

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

Goodwill and Other Purchased Intangible Assets

Goodwill and other purchased intangible assets have been recorded as a result of the Company’s acquisitions. Goodwill is not amortized for book purposes but is amortizable for tax purposes over 15 years. Goodwill is subject to an annual impairment test. Other intangible assets are amortized over their estimated useful lives, generally one and one-half to five years.

The Company is required to perform an annual impairment test of goodwill and indefinite-lived intangible assets. Should certain events or indicators of impairment occur between annual impairment tests, the Company performs the impairment test of goodwill and indefinite-lived intangible assets at that date. In the first step of the analysis, the Company’s assets and liabilities, including existing goodwill and other intangible assets, are assigned to these identified reporting units to determine their carrying value. The Company currently has five reporting units. Goodwill is allocated to a reporting unit based on its relative contribution to the Company’s operating results. If the carrying value of a reporting unit is in excess of its fair value, an impairment may exist, and the Company must perform the second step of comparing the implied fair value of the goodwill to its carrying value to determine the impairment charge, if any.

The fair value of the reporting units is determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, tax deductions, and proceeds from disposition. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the particular investment. For the three and nine months ended July 31, 2006, no impairment charges have been recorded.

Accounting for Impairment of Long-Lived Assets

The Company periodically evaluates whether changes have occurred that would require revision of the remaining useful life of equipment and improvements and purchased intangible assets or render them not recoverable. If such circumstances arise, the Company uses an estimate of the undiscounted value of expected future operating cash flows to determine whether the long-lived assets are impaired. If the aggregate undiscounted cash flows are less than the carrying amount of the assets, the resulting impairment charge to be recorded is calculated based on the excess of the carrying value of the assets over the fair value of such assets, with the fair value determined based on an estimate of discounted future cash flows. For the three and nine months ended July 31, 2006, no impairment charges have been recorded.

Stock Based Compensation

Prior to May 1, 2005, the Company accounted for stock based employee compensation plans under the intrinsic value recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations as permitted by Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

Effective May 1, 2005, the Company adopted the fair value recognition and measurement provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) is applicable for stock-based awards exchanged for employee services and in certain circumstances for non-employee directors. Pursuant to SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. The Company elected to adopt the modified-prospective-transition method, as provided by SFAS 123(R). Accordingly, prior period amounts have not been restated. Under this transitional method, the Company is required to record compensation expense for all awards granted after the date of adoption using grant-date fair value estimated in accordance with the provisions of SFAS 123(R) and for the unvested portion of previously granted awards as of May 1, 2005 using the grant-date fair value estimated in accordance with the provisions of SFAS 123.

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

Net Income Per Share

Basic net income per common share is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding for the period, less the weighted average number of common shares subject to repurchase. Diluted net income per common share is computed using the weighted average number of common shares outstanding plus the effect of common stock equivalents, unless the common stock equivalents are anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share amounts):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
Basic and diluted net income per share:
Numerator:
Net income	$16,755	$6,535	$45,585	$21,179
Denominator:
Weighted average shares of voting and non voting common stock outstanding	67,956	64,806	67,822	59,185
Less: weighted average shares subject to repurchase	(1,672)	(2,673)	(1,886)	(2,900)
Weighted average shares used in computing basic net income per share	66,284	62,133	65,936	56,285
Add dilutive securities:
Weighted average shares subject to repurchase	1,672	2,673	1,886	2,900
Stock options and restricted stock units	1,123	617	1,084	445
Weighted average shares used in computing diluted net income per share	69,079	65,423	68,906	59,630
Net income per share:
Basic	$0.25	$0.11	$0.69	$0.38
Diluted	$0.24	$0.10	$0.66	$0.36

For the three and nine months ended July 31, 2006, options to purchase 2,356,220 and 2,496,220 common shares, respectively, were excluded from the calculation of weighted average shares for diluted net income per share as they were anti-dilutive. For the three and nine months ended July 31, 2005, options to purchase 34,500 common shares were excluded from the calculation of weighted average shares for diluted net income per share as they were anti-dilutive.

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

In July 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position. FIN 48 indicates that an enterprise shall initially recognize the financial statement effects of a tax position when it is more likely than not of being sustained on examination, based on the technical merits of the position. In addition, FIN 48 indicates that the measurement of a tax position that meets the more likely than not threshold shall consider the amounts and probabilities of the outcomes that could be realized upon ultimate settlement. This interpretation is effective for reporting periods beginning after December 15, 2006. The Company is in the process of evaluating the impact of adopting FIN 48 on the Company’s consolidated results of operations, financial position or cash flows.

Note 3. Balance Sheet and Statements of Operations Detail

Marketable Securities

Marketable securities as of July 31, 2006 were as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Brazil certificate of deposit	$44	$—	$—	$44
Auction rate securities	14,500	—	—	14,500
	$14,544	$—	$—	$14,544

Marketable securities as of October 31, 2005 were as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. corporate securities	$4,771	$—	$(2)	$4,769
Auction rate securities	12,000	—	—	12,000
	$16,771	$—	$(2)	$16,769

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

Inventories

Inventories consisted of the following (in thousands):

	July 31, 2006	October 31, 2005
Raw materials	$5,017	$2,745
Work-in-process	—	1,133
Finished goods	68,853	29,623
	$73,870	$33,501

Equipment and Improvements, net

Equipment and improvements, net consisted of the following (in thousands):

	July 31, 2006	October 31, 2005
Computer hardware and software	$4,698	$3,525
Office equipment, furniture and fixtures	2,123	1,407
Machinery and equipment	4,115	3,086
Leasehold improvement	3,639	3,257
Construction in progress	935	1,481
	15,510	12,756
Accumulated depreciation and amortization	(9,014)	(6,883)
	$6,496	$5,873

As of July 31, 2006 and October 31, 2005, equipment amounting to $1.3 million was capitalized under capital leases. Related accumulated amortization as of July 31, 2006 and October 31, 2005 amounted to $1.2 million and $1.1 million, respectively.

Purchased Intangible Assets, net

Purchased intangible assets subject to amortization consisted of the following (in thousands):

	Gross Carrying
	Amount	Accumulated Amortization			Net
	July 31,	October 31,		July 31,	July 31,	October 31,
	2006	2005	Additions	2006	2006	2005
Developed technology	$30,804	$(25,879)	$(1,917)	$(27,796)	$3,008	$4,925
Core technology	14,442	(9,629)	(2,166)	(11,795)	2,647	4,813
Trade name	22,225	(16,402)	(2,655)	(19,057)	3,168	5,823
Customer relationships	15,714	(12,363)	(822)	(13,185)	2,529	3,351
	$83,185	$(64,273)	$(7,560)	$(71,833)	$11,352	$18,912

Amortization of purchased intangibles was allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
Included in cost of net revenues	$1,071	$1,600	$4,083	$5,255
Included in operating expenses	1,159	1,158	3,477	3,808
	$2,230	$2,758	$7,560	$9,063

Estimated future amortization expense of intangible assets recorded as of July 31, 2006 was as follows (in thousands):

	Cost of	Operating
	Revenues	Expenses	Total
2006 (remaining three months)	$1,071	$1,154	$2,225
2007	3,217	3,372	6,589
2008	846	754	1,600
2009	526	312	838
2010	—	100	100
	$5,660	$5,692	$11,352

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	Nine Months Ended	Year Ended
	July 31, 2006	October 31, 2005
Balance, beginning of period	$47,260	$53,224
Additions related to the asset acqusition of GO Software	—	4,705
Resolution of tax contingencies and adjustments to tax reserves and valuation allowances established in purchase accounting	—	(10,669)
Balance, end of period	$47,260	$47,260

Warranty

Activity related to warranty consisted of the following (in thousands):

	Nine Months Ended
	July 31,
	2006	2005
Balance, beginning of period	$5,243	$3,795
Warranty charged to cost of net revenues	2,547	2,700
Utilization of warranty	(3,276)	(2,611)
Changes in estimates	(157)	1,504
Balance, end of period	4,357	5,388
Less current portion	(3,700)	(4,437)
Long term portion	$657	$951

Deferred revenue, net

Deferred revenue, net consisted of the following (in thousands):

	July 31, 2006	October 31, 2005
Deferred revenue	$32,925	$24,377
Deferred cost of revenue	(5,059)	(2,019)
	27,866	22,358
Less current portion	20,702	15,523
Long term portion	$7,164	$6,835

Other Income (Expense), net

Other income (expense), net consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
Loss on debt extinguishment and debt repricing fee	$—	$(5,530)	$—	$(5,530)
Refund of foreign customs fees	—	—	288	—
Foreign currency transaction gains (losses)	137	(10)	309	523
Foreign currency contract losses	(354)	(299)	(543)	(1,037)
Other	22	(303)	17	(269)
	$(195)	$(6,142)	$71	$(6,313)

Note 4. Financing

The Company’s financings consisted of the following (in thousands):

	July 31, 2006	October 31, 2005
Secured credit facility
Revolver	$—	$—
Term B loan	181,167	182,553
Capital leases	128	253
	181,295	182,806
Less current portion	(1,916)	(1,994)
Long term portion	$179,379	$180,812

Secured Credit Facility

On June 30, 2004, the Company entered into a secured credit facility (the “Credit Facility”) with a syndicate of financial institutions, led by Banc of America Securities and Credit Suisse (formerly Credit Suisse First Boston). The Credit Facility consisted of a Revolver permitting borrowings of up to $30 million, a Term B Loan of $190 million, and a Second Lien Loan of $72 million. The Credit Facility is guaranteed by the Company and its subsidiaries and is secured by collateral including substantially all of the Company’s assets and stock of the Company’s subsidiaries. As of July 31, 2006, the interest rate on the Term B Loan was 7.24%. For the three and nine months ended July 31, 2006 the weighted average interest rate on the Credit Facility was 6.88% and 6.52%, respectively. The Company also pays a commitment fee on the unused portion of the Revolver under its Credit Facility at a rate that varies between 0.375% and 0.50% per annum depending upon its consolidated total leverage ratio. As of July 31, 2006, the Company was paying a commitment fee at a rate of 0.375% per annum.

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

At the Company’s option, the Revolver bears interest at a rate of 1.75% over the three-month LIBOR, which was 5.49% and 4.24% as of July 31, 2006 and October 31, 2005, respectively, or 0.75% over the lender’s base rate, which was 8.25% and 6.75% as of July 31, 2006 and October 31, 2005, respectively. As of July 31, 2006 and October 31, 2005, the entire $30 million Revolver was available for borrowing to meet short-term working capital requirements. At the Company’s option, borrowings on the Term B Loan bear interest at a rate of either 1.75% (2.0% from May 4, 2005 to February 1, 2006 and 2.50% prior to May 4, 2005) over the three-month LIBOR or 0.75% (1.0% from May 4, 2005 to February 1, 2006 and 1.50% prior to May 4, 2005) over the lender’s base rate.

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

The terms of the Credit Facility require the Company to comply with financial covenants, including maintaining leverage, and fixed charge coverage ratios, obtaining protection against fluctuation in interest rates, and limits on capital expenditure levels at the end of each fiscal quarter. As of July 31, 2006, the Company was required to maintain a senior secured leverage ratio of not greater than 2.75 to 1.0, a maximum senior leverage ratio of not greater than 4.25 to 1.0 and a fixed charge ratio of at least 2.0 to 1.0. Some of the financial covenants become more restrictive over the term of the Credit Facility. Noncompliance with any of the financial covenants without cure or waiver would constitute an event of default under the Credit Facility. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of repayment of the principal and interest outstanding and a termination of the revolving Credit Facility. The Credit Facility also contains non-financial covenants that restrict some of the Company’s activities, including, its ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in specified transactions with affiliates. The terms of the Credit Facility permit prepayments of principal and require prepayments of principal upon the occurrence of certain events including among others, the receipt of proceeds from the sale of assets, the receipt of excess cash flow as defined, and the receipt of proceeds of certain debt issues. The Credit Facility also contains customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, subject to specified grace periods, breach of specified covenants change in control and material inaccuracy of representations and warranties. The Company was in compliance with its financial and non-financial covenants as of July 31, 2006.

Note 5. Restructuring Charges

In connection with the acquisition of VeriFone Inc. by the Company on July 1, 2002, the Company assumed the liability for a restructuring plan (fiscal 2002 restructuring plan). The remaining accrued restructuring balance represents primarily future facilities lease obligations, net of estimated future sublease income, which are expected to be paid through 2007. The Company incurred additional restructuring costs of $1,000 and $8,000 in the International segment for the three months and the nine months ended July 31, 2006. The payment of the restructuring costs for the International segment was zero and $8,000 for the three months and the nine months ended July 31, 2006. The Company paid restructuring costs of $180,000 and $533,000 for the three months and the nine months ended July 31, 2006 in the North America segment. As of July 31, 2006, the Company has a liability of $667,000 and $60,000 for the North America segment and International segment, respectively.

Activities related to the fiscal 2002 restructuring plan are as follows (in thousands):

				Short Term	Long Term
	Facilities	Other	Total	portion	portion
Balance at October 31, 2005	$1,200	$60	$1,260	$765	$495
Additions	—	8	8	455	(447)
Cash payments	(533)	(8)	(541)	(541)	—
Balance at July 31, 2006	$667	$60	$727	$679	$48

				Short Term	Long Term
	Facilities	Other	Total	portion	portion
Balance at October 31, 2004	$2,035	$78	$2,113	$1,326	$787
Additions	95	—	95	681	(586)
Cash payments	(754)	(11)	(765)	(765)	—
Balance at July 31, 2005	$1,376	$67	$1,443	$1,242	$201

In the first quarter of fiscal 2006, the Company implemented a restructuring plan that established Singapore supply chain operations to leverage a favorable tax environment and manufacturing operations in the Asia Pacific region (fiscal 2006 restructuring plan). The plan included reductions in workforce of employees in the United States, Taiwan, Australia and Hong Kong with an expected cost of $599,000. As of July 31, 2006, $575,000 of the severance costs had been paid. The remaining severance payments are expected to be paid by the end of fiscal 2006. The Company incurred and paid restructuring costs of $345,000 and $58,000 in the International segment for the three months and nine months ended July 31, 2006. For the three months ended July 31, 2006, the Company reduced the restructuring costs by $5,000 and paid $128,000 in the North America segment. For the nine months ended July 31, 2006, the Company incurred restructuring costs of $254,000 and paid $230,000 in the North America segment. As of July 31, 2006, the Company has a liability of $24,000 for the North America segment.

Activities related to the fiscal 2006 restructuring plan are as follows (in thousands):

	Employee	Short Term	Long Term
	costs	Portion	Portion
Balance at October 31, 2005	$—	$—	$—
Additions	599	599	—
Cash payments	(575)	(575)	—
Balance at July 31, 2006	$24	$24	$—

In connection with acquisition of the assets of the GO Software business from Return on Investment Corporation on March 1, 2005, the Company accrued in the purchase price allocation $313,000 of restructuring costs related to the integration of GO Software’s Savannah helpdesk facility with the Company’s helpdesk facility in Clearwater, Florida, of which $261,000 has been paid as of July 31, 2006 (See Note 13).

As of July 31, 2006 and October 31, 2005, $756,000 and $849,000, respectively, of the restructuring liability was included in other current liabilities and $48,000 and $495,000, respectively, was included in other long-term liabilities in the accompanying consolidated balance sheets.

Note 6. Commitments and Contingencies

The Company leases certain real and personal property under non-cancelable operating leases. Additionally, the Company subleases certain real property to third parties. Future minimum lease payments and sublease rental income under these leases as of July 31, 2006 were as follows (in thousands):

	Minimum Lease	Sublease Rental	Net Minimum
Fiscal Year	Payments	Income	Lease Payments
Remainder of 2006	$1,957	$(67)	$1,890
2007	6,046	(148)	5,898
2008	4,309	(109)	4,200
2009	3,923	(82)	3,841
2010	3,581	(5)	3,576
Thereafter	14,570	—	14,570
	$34,386	$(411)	$33,975

Certain leases require the Company to pay property taxes, insurance and routine maintenance, and include rent escalation clauses and options to extend the term of certain leases. Rent expense was approximately $2.3 million and $6.7 million, respectively, for the three and nine months ended July 31, 2006, respectively, compared to $2.0 million and $5.9 million, respectively, for the comparable periods in fiscal 2005. Sublease rental income was approximately $73,000 and $217,000 for the three and nine months ended July 31, 2006, respectively, compared to $19,000 and $128,000, respectively, for the comparable periods in fiscal 2005.

Manufacturing Agreements

The Company works on a purchase order basis with third party contract manufacturers with facilities in China, Mexico, Singapore, and Brazil to manufacture substantially all of the Company’s inventories. The Company provides each manufacturer with a master purchase order on a monthly basis, which constitutes a binding commitment by the Company to purchase materials produced by the manufacturer as specified in the master purchase order. The total amount of purchase commitments as of July 31, 2006 and October 31, 2005 was approximately $46.3 million and $18.6 million, respectively, and are generally paid within one year. Of this amount, $1.6 million and $1.9 million has been recorded in other current liabilities in the accompanying condensed consolidated balance sheets as of July 31, 2006 and October 31, 2005, respectively.

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

Brazilian State Tax Audit

The Company’s Brazilian subsidiary has been notified of a tax assessment regarding Brazilian state value added tax (“VAT”), for the periods from January 2000 to December 2001 that relates to products supplied to the Company by a contract manufacturer. The assessment relates to an asserted deficiency of 6.8 million Brazilian reais (approximately $3.1 million) including interest and penalties. The tax assessment was based on a clerical error in which the Company’s Brazilian subsidiary omitted the required tax exemption number on its invoices. Management does not expect that the Company will ultimately incur a material liability in respect of this assessment, because they believe, based in part on advice of the Company’s Brazilian tax counsel, that the Company is likely to prevail in the proceedings relating to this assessment. On May 25, 2005, the Company had an administrative hearing with respect to this audit. Management expects to receive the decision of the administrative body sometime in 2006. In the event the Company receives an adverse ruling from the administrative body, the Company will decide whether or not to appeal and would reexamine the determination as to whether an accrual is necessary.

It is currently uncertain what impact this state tax examination may have with respect to the Company’s use of a corresponding exemption to reduce the Brazilian federal VAT.

Note 7. Comprehensive Income

The components of comprehensive income were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
Net income	$16,755	$6,535	$45,585	$21,179
Foreign currency translation adjustments, net of tax	(110)	77	208	188
Unrecognized gain (loss) in on interest rate hedges, net of tax	(35)	37	17	64
Unrealized gain on marketable securities, net of tax	1	—	2	—
Comprehensive income	$16,611	$6,649	$45,812	$21,431

The components of accumulated other comprehensive income consisted of the following (in thousands):

	July 31, 2006	October 31, 2005
Foreign currency translation adjustments, net of tax of $1,034 and $834	$967	$759
Unrecognized gain (loss) on interest rate hedges, net of tax of $11	—	(17)
Unrealized loss on marketable securities, net of tax of $1	—	(2)
Accumulated other comprehensive income	$967	$740

Note 8. Stockholders’ Equity

Common and Preferred Stock

On May 4, 2005, the Company amended and restated its certificate of incorporation to authorize 100,000,000 shares of Common Stock, par value $0.01 per share, and 10,000,000 shares of Preferred Stock, par value $0.01 per share. The board of directors has the authority to issue the undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. The holder of each share of Common Stock has the right to one vote. As of July 31, 2006 and October 31, 2005, there were no shares of Preferred Stock outstanding.

In conjunction with the May 4, 2005 amendment and restatement of the Company’s certificate of incorporation, all shares of Nonvoting Common Stock were converted to shares of Common Stock on a one-for-one basis. Further, all options to purchase shares of Nonvoting Common Stock were converted to options to purchase Common Stock on a one-for-one basis. As a result of that modification, the Company recognized additional compensation expense of $11,000 and $35,000 for the three and nine months ended July 31, 2006 that was determined pursuant to SFAS 123(R). For the three and nine months ended July 31, 2005, the Company recognized additional compensation expense of $11,000.

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

Restricted Common Stock

The Company has a right to repurchase shares of  Common Stock sold to the Company’s Chief Executive Officer (the “CEO”) at the original sale price, $0.0333 per share, in the event the CEO ceases to be employed by the Company or any of its subsidiaries. This right lapses at a rate of 20% of the original 3,910,428 shares per year. Upon the sale of the Company, any remaining unvested shares will become vested. As of July 31, 2006, 782,086 shares of Common Stock issued to the CEO remained subject to this lapsing repurchase right.

The Company had a right to repurchase shares of Common Stock sold to certain executives of the Company pursuant to the Company’s 2002 Securities Purchase Plan at the lesser of the original sale price, $0.0333 per share, or the fair value on the date of separation in the event that the executive ceases to be employed by the Company or any of its subsidiaries. This right lapses at a rate of 20% of the original 1,929,145 shares per year. Upon the sale of the Company, all remaining unvested shares will become vested. As of July 31, 2006, 239,840 shares of Common Stock remained subject to this lapsing repurchase right.

Pursuant to APB No. 25 the Company recorded deferred stock-based compensation of $446,000 in connection with several sales of Common Stock to the executives before October 31, 2003. The deferred stock-based compensation represents the difference between the fair value of the Company’s Common Stock for accounting purposes and the original sale price. The Company amortized the deferred stock-based compensation to expense on a straight-line basis over the vesting period through April 30, 2005. The Company ceased amortization of this stock-based compensation pursuant to APB No. 25 on April 30, 2005 upon adoption of SFAS 123(R). During the first nine months of fiscal year 2006 and 2005, the Company recorded zero and $52,000 of stock-based compensation expense under APB No. 25, which was included in general and administrative expenses in the accompanying consolidated statements of operations.

Stock Option Plans

As of July 31, 2006, the Company had a total of 5,325,323 stock options outstanding with a weighted average exercise price of $17.85 per share. The number of shares that remained available for future grants was 6,706,280 as of July 31, 2006.

New Founders’ Stock Option Plan

On April 30, 2003, the Company adopted the New Founders’ Stock Option Plan (the “New Founders’ Plan”) for executives and employees of the Company. A total of 1,500,000 shares of the Company’s Common Stock had been reserved for issuance under the New Founders’ Plan. Option awards under the New Founders’ Plan are generally granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Those option awards generally vest in equal annual amounts over a period of five years from the date of grant and have a maximum term of 10 years.

The following table summarizes option activity under the New Founders’ Plan during the nine months ended July 31, 2006:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(Years)	(thousands)
Balance at November 1, 2005	1,269,045	$4.13
Granted	—	—
Exercised	(231,510)	3.17
Cancelled	(63,985)	7.49
Balance at July 31, 2006	973,550	$4.14	7.62	$23,474
Vested or expected to vest at July 31, 2006	801,913	$4.14	7.62	$19,336
Exercisable at July 31, 2006	407,495	$3.68	7.34	$10,013

The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The total intrinsic value of options exercised during the three and nine months ended July 31, 2006 was $1.2 million and $5.5 million, respectively.

As of July 31, 2006, pursuant to SFAS 123(R) there was $1.2 million of total unrecognized compensation cost related to non-vested shared based compensation arrangements granted under the New Founders’ Plan. The cost is expected to be recognized over a remaining weighted average period of 2.6 years. The total fair value of shares vested during the nine months ended July 31, 2006 was $299,000.

The Company will no longer grant options under the New Founders’ Plan and retired 158,420 shares available for future grant under the New Founders’ Plan on March 22, 2006. From March 22, 2006 through July 31, 2006. we retired additional 17,500 options.

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

The following table summarizes option activity under the Directors’ Plan during the nine months ended July 31, 2006:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(Years)	(thousands)
Balance at November 1, 2005	90,000	$10.00
Granted	—	—
Exercised	—	—
Cancelled	—	—
Balance at July 31, 2006	90,000	$10.00	5.47	$1,643
Vested or expected to vest at July 31, 2006	90,000	$10.00	5.47	$1,643
Exercisable at July 31, 2006	31,875	$10.00	5.47	$582

The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

As of July 31, 2006, pursuant to SFAS 123(R) there was $342,000 of total unrecognized compensation cost related to non-vested shared-based compensation arrangements granted under the Directors’ Plan. The cost is expected to be recognized over a remaining weighted average period of 2.5 years. The total fair value of shares vested during the nine months ended July 31, 2006 was $197,000.

The Company will no longer grant options under Directors’ Plan and retired 135,000 shares available for future grant under the Directors’ Plan on March 22, 2006. Option grants for members of the Board of Directors of the Company who are not employees of the Company or representatives of major stockholders of the Company will be covered under 2006 Equity Incentive Option Plan.

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

The following table summarizes option activity under the EIP Plan during the nine months ended July 31, 2006:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(Years)	(thousands)
Balance at November 1, 2005	2,119,200	$11.21
Granted	180,000	24.81
Exercised	(135,272)	10.06
Cancelled	(128,375)	14.33
Balance at July 31, 2006	2,035,553	$12.30	5.83	$32,476
Vested or expected to vest at July 31, 2006	1,888,993	$12.30	5.83	$30,138
Exercisable at July 31, 2006	325,027	$10.14	5.75	$5,886

The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The total intrinsic value of options exercised during the three and nine months ended July 31, 2006 was $2.8 million.

The weighted average grant date fair value of options granted during the nine months ended July 31, 2006 was $12.07 per share.

As of July 31, 2006, pursuant to SFAS 123(R) there was $9.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the EIP Plan. The cost is expected to be recognized over a remaining weighted average period of 2.8 years. The total fair value of shares vested during the nine months ended July 31, 2006 was $2.2 million.

The Company will no longer grant options under the EIP Plan and retired 898,800 shares available for future grant under the EIP Plan on March 22, 2006. From March 22, 2006 through July 31, 2006. we retired additional 30,375 options.

2006 Equity Incentive Option Plan

On March 22, 2006, the stockholders of VeriFone approved the 2006 Equity Incentive Option Plan (the “2006 Plan”) for executives, directors, employees and consultants of the Company. A total of 9,000,000 shares of the Company’s Common Stock have been reserved for issuance under the 2006 Plan. Awards are generally granted with an exercise price equal to the market price of the Company’s Common Stock at the date of grant. Those awards generally vest over a period of four years from the date of grant and have a maximum term of 7 years. Any shares granted as stock options and stock appreciation rights shall be counted as one share for every share granted. Any shares granted as awards other than stock options or stock appreciation rights shall be counted as 1.75 shares for every share granted.

In March 2006, the Company issued 90,000 restricted stock units (RSU) to its executive officers with zero value exercise price. Twenty-five percent of the award shall vest one year from the date of grant and 1/16th vest quarterly thereafter. The fair value of the restricted stock units granted is the stock price on the date of grant of $28.86. As of July 31, 2006, there were 90,000 restricted stock units outstanding, with an aggregate intrinsic value of $2.5 million and the weighted average remaining contractual term of 6.85 years. As of July 31, 2006, 83,250 restricted stock units are vested or are expected to vest, with an aggregate intrinsic value of $2.4 million. Pursuant to SFAS123(R), there was $2.4 million of total unrecognized compensation cost related to non-vested restricted stock units. The cost is expected to be recognized over remaining service period of 3.6 years.

The following table summarizes option activity under the 2006 Plan during the nine months ended July 31, 2006:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(Years)	(thousands)
Balance at November 1, 2005	—	$—
Granted	2,138,220	29.26
Exercised	—	—
Cancelled	(2,000)	29.28
Balance at July 31, 2006	2,136,220	$29.26	6.85	$(2,159)
Vested or expected to vest at July 31, 2006	1,982,412	$29.26	6.85	$(2,005)
Exercisable at July 31, 2006	—	$—	—	$—

The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The weighted average grant date fair value of options granted during the nine months ended July 31, 2006 was $9.75 per share.

As of July 31, 2006, pursuant to SFAS 123(R) there was $20.1 million of total unrecognized compensation cost related to non-vested shared based compensation arrangements granted under the 2006 Plan. The cost is expected to be recognized over remaining service period of 3.8 years.

The total tax benefit recognized for all share based compensation arrangements pursuant to SFAS 123(R) was $614,000 and $1.3 million for the three and nine months ended July 31, 2006, respectively.

The total cash received from employees as a result of employee stock option exercises under all plans for nine months ended July 31, 2006 was approximately $2.1 million. In connection with these exercises, the windfall tax benefits realized by the Company and credited to equity for the nine months ended July 31 2006 were $2.7 million.

The Company estimates the grant-date fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123(R) and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107, “Share-Based Payment”. Expected volatility of the stock is based on the Company’s peer group in the industry in which it does business because the Company does not have sufficient historical volatility data for its own stock. The expected term of options granted is estimated by the Company considering vesting periods and historical trends within the Company’s equity plans and represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the options used in the Black-Scholes valuation model. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under SFAS 123(R).

The following table presents the stock compensation expense recognized in accordance with SFAS 123(R) during the three and nine months ended July 31, 2006 and 2005 (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
Cost of net revenues	$204	$73	$519	$73
Research and development	326	185	716	185
Sales and marketing	569	355	1,309	355
General and administrative	587	250	1,254	302
	$1,686	$863	$3,798	$915

The fair value of each stock option and stock purchase right was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
Expected term of the options	3 years	4 years	3.1 years	4 years
Risk-free interest rate	5.2%	4.0%	5.0%	3.8%
Expected stock price volatility	41%	58%	42%	59%
Expected dividend rate	0.0%	0.0%	0.0%	0.0%

The Company analyzes its SFAS 123(R) assumptions on a semi-annual basis or more frequently if necessary. In the second quarter of fiscal 2006 the Company analyzed the assumptions and concluded that, due to Company specific plan experience the term should be adjusted to three years from four years. Volatility was also reassessed based on the three year term for the Company’s peer group.

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

Nine Months Ended
July 31, 2005
Net income as reported:	$21,179
Plus: stock-based employee compensation expense included in reported net income	915
Less: total stock-based employee compensation expense determined under fair value based method for all awards	(1,163)
Pro forma Net income	$20,931
Basic net income per share—as reported	$0.38
Basic net income per share—pro forma	$0.37
Diluted net income per share—as reported	$0.36
Diluted net income per share—pro forma	$0.35

Note 9. Segment and Geographic Information

Segment Information

The Company is primarily structured in a geographic manner. The Company’s Chief Executive Officer is identified as the Chief Operating Decision Maker (“CODM”) as defined by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”. The CODM reviews consolidated financial information on revenues and gross profit percentage for System Solutions and Services. The CODM also reviews operating expenses, certain of which are allocated to the Company’s two segments described below.

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

The following table sets forth net revenues and operating income for the Company’s segments (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
Net revenues:
North America	$85,404	$72,063	$243,045	$210,154
International	62,289	53,846	181,791	145,218
Corporate	(76)	(208)	(399)	(495)
Total revenues	$147,617	$125,701	$424,437	$354,877
Operating income:
North America	$32,763	$28,203	$94,268	$73,569
International	16,819	10,296	45,052	25,858
Corporate	(21,123)	(20,402)	(62,102)	(52,344)
Total operating income	$28,459	$18,097	$77,218	$47,083

The Company’s long-lived assets which consist primarily of equipment and improvements, net by segment were as follows (in thousands):

	July 31, 2006	October 31, 2005
North America	$6,290	$5,110
International	2,430	1,715
	$8,720	$6,825

The Company’s goodwill by segment was as follows (in thousands):

	July 31, 2006	October 31, 2005
North America	$34,973	$34,973
International	12,287	12,287
	$47,260	$47,260

The Company’s total assets by segment were as follows (in thousands):

	July 31, 2006	October 31, 2005
North America	$301,574	$272,727
International	98,357	54,625
	$399,931	$327,352

Geographic Information

The net revenues by geographic area were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
United States	$79,976	$69,585	$231,400	$204,776
Canada	5,352	2,270	11,246	4,883
Latin America	23,981	21,180	74,426	52,330
Europe	31,554	24,239	80,754	65,885
Asia	6,754	8,427	26,611	27,003
	$147,617	$125,701	$424,437	$354,877

Revenues are allocated to the geographic areas based on the shipping destination of customer orders. Corporate revenues are included in the United States geographic area revenues.

The Company’s long-lived assets exclusive of inter-company accounts were as follows (in thousands):

	July 31, 2006	October 31, 2005
United States	$6,290	$5,110
Latin America	667	633
Europe	1,383	1,074
Asia	380	8
	$8,720	$6,825

Note 10. Related-Party Transactions

For the three and nine months ended July 31, 2005, the Company recorded zero and $125,000, respectively, of management fees payable to GTCR. These fees are included in general and administrative expenses in the accompanying consolidated statements of operations. The Company’s obligation to pay fees to GTCR terminated following the Company’s initial public offering in May 2005.

In June 2004, the Company paid a placement fee of $2,920,000 to GTCR, for services related to the new Secured Credit Facility described in Note 4. The debt issuance costs are being amortized over the term of the related debt. The Company recorded amortization of debt issuance costs related to these costs of $69,000 and $201,000, respectively, for the three and nine months ended July 31, 2006, compared to $63,000 and $218,000 for the comparable periods in fiscal 2005, which is included in interest expense in the accompanying consolidated statements of operations. As of July 31, 2006 and October 31, 2005, the balance of unamortized debt issuance costs related to the placement fee is $1.6 million and $1.8 million, respectively.

For the three and nine months ended July 31, 2006 and 2005, the Company recorded zero, zero, zero and $152,000, respectively, of expenses paid to affiliates in connection with services they provided or arranged, which are included in general and administrative expenses in the accompanying consolidated statements of operations. For the three and nine months ended July 31, 2006, the Company recorded $713,000 and $1.1 million, respectively, of receipts from affiliates of related parties in connection with sales, which are included in System Solutions net revenues in the accompanying consolidated statements of operations.

Note 11. Income Taxes

The Company’s effective tax rate was 35.0% for the three months ended July 31, 2006 as compared to 27.1% for the three months ended July 31, 2005. The effective tax rate was lower in the period ended July 31, 2005 primarily due to the impact of a discrete item in that period related to the write-off of debt financing costs. There were no discrete items affecting the tax rate in the current period.

Note 12. Employee Benefit Plans

The Company maintains a defined contribution 401(k) plan that allows eligible employees to contribute up to 60% of their pretax salary up to the maximum allowed under Internal Revenue Service regulations. Discretionary employer matching contributions of $0.5 million and $1.4 million were made to the plan during the three and nine months ended July 31, 2006, respectively, compared to $0.5 million and $1.3 million for the comparable periods in fiscal 2005.

Note 13. Acquisition of Business

On March 1, 2005, the Company acquired the assets of GO Software from Return on Investment Corporation for approximately $13.4 million in consideration, consisting of cash and transaction costs. The Company paid $13.0 million in cash. GO Software provides PC-based point-of-sale payment processing software to more than 150,000 businesses. The Company acquired the assets of GO Software to broaden the Company’s presence at the point of sale beyond its core solutions. The Company’s condensed consolidated financial statements include the operating results of the business acquired from the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material. In accordance with SFAS No. 141, Business Combinations, this transaction was accounted for as a purchase business combination.

The total purchase price of $13.4 million for GO Software was allocated as follows: $4.7 million to goodwill, $8.6 million to intangible assets comprised of developed technology of $4.5 million and customer relationships of $4.1 million and $0.1 million to net tangible assets acquired. The Company accrued $313,000 of restructuring costs related to the integration of GO Software’s Savannah helpdesk facility with the Company’s helpdesk facility in Clearwater, Florida, of which $261,000 has been paid as of July 31, 2006.

On April 10, 2006, the Company entered into a definitive agreement to acquire Lipman Electronic Engineering, Ltd. (“Lipman”). At the effective time of the acquisition, Lipman shareholders will receive at their election, for each ordinary Lipman share (par value per share: 1 New Israeli Shekel) issued and outstanding immediately prior to the effective time of the acquisition (i) one half (0.50) share of the Company’s Common Stock and (ii) $12.804 in cash, as reduced by the per share value of a special cash dividend of $1.50 to be paid by Lipman prior to closing of the acquisition. The amount of the special cash dividend has not been finally determined. Alternatively, Lipman shareholders may elect to receive for each Lipman share either $27.57 in cash as reduced by the special cash dividend to be paid by Lipman or

0.9336 shares of the Company’s stock as adjusted by the per share value of the special cash dividend to be paid by Lipman. The cash and stock elections are subject to proration such that the Company will issue in the aggregate approximately 13.3 million shares of the Company’s stock and pay approximately $342 million, determined as $12.804 as reduced by the aggregate amount of the special cash dividend to be paid by Lipman times the number of outstanding Lipman ordinary shares. The amount of stock consideration as of the effective date of the merger is fixed at 0.50 of the total number of Lipman shares outstanding on the effective date. The acquisition is subject to satisfying a number of closing conditions, including shareholder and regulatory approvals, which could occur prior to the Company’s fiscal year end.

Note 14. Subsequent Event

On August 14, 2006, a subsidiary of the Company agreed to acquire the payment systems business of Trintech Group PLC (“Trintech”). Under the terms of the Agreement, the subsidiary will pay Trintech $12.1 million cash for all of the outstanding shares of a newly-formed subsidiary which, prior to closing, will hold the assets and liabilities of the payment systems business of Trintech. The purchase price is subject to adjustment based on the working capital of the business and other accruals at the closing date. Trintech’s board of directors has approved the sale and is expected to close on September 1, 2006.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. In some cases, forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and assumptions made by management. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Factors That May Affect Future Results and Financial Condition” below. The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes included in our 2005 Annual Report on Form 10-K filed with the SEC on December 20, 2005, and the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Unless required by law, we expressly disclaim any obligation to update publicly any forward-looking statements, whether as result of new information, future events or otherwise.

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

Our industry’s growth continues to be driven by the long term shift towards electronic payment transactions and away from cash and checks, in addition to the need for improved security standards. Internationally, growth rates historically have been higher because of the relatively lower penetration rates of electronic payment transactions in many countries and interest by governments in modernizing their economies and using electronic payments as a means of improving VAT collection. Recently, additional factors have driven growth, including the shift from dial up to internet protocol (“IP”) based and wireless communications, growth of personal identification number (“PIN”) based debit transactions, and advances in computing technology which enable vertical solutions and non-payment applications to reside at the point of sale.

We operate in two business segments: 1) North America and 2) International. We define North America as the United States and Canada, and International as all other countries in which we have revenue.

We believe that the shift towards IP communication and electronic PIN based debit transactions will continue in North America. Increasing intelligence at the point of sale will continue as a short-term driver of growth, with growth rates based on the stage of adoption and size of vertical segments that purchase these solutions. We continue to expand our Value Added Partner program, which, as of July 31, 2006, included 38 partners, as well as to invest in internal development, with the objective of introducing new solutions to address the specific various needs of markets and fueling incremental revenue growth.

In Europe, tightening Europay Mastercard Visa (“EMV”) security standards continue to drive growth. In Eastern Europe, Latin America and Asia, the market has benefited from strong demand for low end dial-up solutions among price sensitive customers. We have been focusing on addressing this market segment with our Vx Solutions, which by virtue of a superior, uni-processor design, generates a gross profit percentage in excess of the solution that we previously sold. We expect the shift towards the Vx Solutions and the shift towards direct and away from indirect channels in certain countries to contribute towards an improvement in international gross profit percentage over time.

Worldwide, we expect that the demand for wireless solutions to accommodate mobility needs of merchants and consumers will grow.

On April 10, 2006, we entered into a definitive agreement to acquire Lipman. At the effective time of the acquisition, Lipman shareholders will receive at their election, for each ordinary Lipman share (par value per share: 1 New Israeli Shekel) issued and outstanding immediately prior to the effective time of the acquisition (i) one half (0.50) share of our Common Stock and (ii) $12.804 in cash, as reduced by the per share value of a special cash dividend of $1.50 to be paid by Lipman prior to closing of the acquisition. The amount of the special cash dividend has not been finally determined. Alternatively, Lipman shareholders may elect to receive for each Lipman share either $27.57 in cash as reduced by the special cash dividend to be paid by Lipman or 0.9336 shares of our stock as adjusted by the per share value of the special cash dividend to be paid by Lipman. The cash and stock elections are subject to proration such that we will issue in the aggregate approximately 13.3 million shares of our stock and pay approximately $342 million, determined as $12.804 as reduced by the aggregate amount of the special cash dividend to be paid by Lipman times the number of outstanding Lipman ordinary shares. The amount of stock consideration as of the effective date of the merger is fixed at 0.50 of the total number of Lipman shares outstanding on the effective date. The acquisition is subject to satisfying a number of closing conditions, including shareholder and regulatory approvals, which could occur prior to our fiscal year end.

We expect to complete the acquisition of the payment systems business of Trintech Group PLC on September 1, 2006. Under the terms of the Agreement, we paid $12.1 million cash for the shares of a newly-formed company which held Trintech’s payment systems business. The purchase price is subject to adjustment based on the working capital of the business and other accruals at the closing date.

Results of Operations

Net Revenues

We generate revenues through the sale of our electronic payment systems and solutions that enable electronic payments, which we identify as System Solutions, and to a lesser extent, warranty and support services and customer specific application development, which we identify as Services.

Net revenues, which include System Solutions and Services, are summarized in the following table (in thousands, except percentages):

	Three Months Ended July 31,				Nine Months Ended July 31,
			Change	Change			Change	Change
	2006	2005	In Dollars	In Percent	2006	2005	In Dollars	In Percent
Systems Solutions	$131,960	$111,388	$20,572	18.5%	$378,781	$314,791	$63,990	20.3%
Services	15,657	14,313	1,344	9.4%	45,656	40,086	5,570	13.9%
Total	$147,617	$125,701	$21,916	17.4%	$424,437	$354,877	$69,560	19.6%

System Solutions

System Solutions net revenues increased $20.6 million, or 18.5%, to $132.0 million in the quarter ended July 31, 2006, from $111.4 million in the quarter ended July 31, 2005. System Solutions net revenues comprised 89.4% of total net revenues in the quarter ended July 31, 2006, as compared to 88.6% in the quarter ended July 31, 2005.

North America System Solutions net revenues for the quarter ended July 31, 2006 increased $13.5 million, or 22.9%, to $72.4 million. This increase was primarily attributable to the ongoing replacement of the installed base with System Solutions that have IP communication and PIN-based debit capabilities. Other factors included demand for a check processing system which is still winding down and expected to terminate early next year, strength in Canada and greater demand for solutions which address the lower priced single application financial system market. Partially offsetting this growth was a decline in demand from quick service restaurant, or QSR, customers, due to some large rollouts to corporate owned stores of major customers in the quarter ended July 31, 2005.

International System Solutions net revenues for the quarter ended July 31, 2006 increased $7.0 million, or 13.3%, to $59.5 million. The increase was largely attributable to increased sales in Europe, and to a lesser degree in Latin America. Factors driving this increase included the broadened European customer acceptance of our Vx Solutions, including our second generation wireless solutions and strength in Brazil and Argentina. This increase was partially offset by a decline in Asia sales, particularly in China, due to increased competition. We expect that International System Solutions net revenues, relative to North America System Solutions net revenues, will increase assuming the completion of the acquisition of Lipman, given the strength of Lipman’s international business. We expect that International System Solutions net revenues will thereafter continue to grow at a faster rate than North America System Solutions net revenues at least for the next year, though we may experience periodic variations in sales to our international markets.

The growth in System Solutions net revenues for the first nine months ended July 31, 2006 occurred in both International and North America. International System Solutions net revenues for the nine months ended July 31, 2006 increased $35.0 million, or 25.0%, to $175.3 million. Factors driving this increase included the desire of emerging market countries to improve collection of VAT, broaden customer acceptance of our Vx Solutions, including our second generation wireless solutions and the need for customers to comply with EMV requirements. North America System Solutions net revenues for the nine months ended July 31, 2006 increased $29.0 million, or 16.6%, to $203.5 million. This increase was primarily attributable to the ongoing replacement of the installed base with System Solutions that have IP communication and PIN-based debit capabilities and greater demand for solutions which address the lower priced single application financial system market, demand for a check processing system which is still winding down and expected to terminate early next year, and strength in the Canadian marketplace. Partially offsetting this growth was a decline in rollouts to corporate owned stores at major QSR customers.

Services

Services net revenues increased $1.3 million, or 9.4%, to $15.6 million in the quarter ended July 31, 2006, from $14.3 million in the quarter ended July 31, 2005. The increase was entirely in the International segment, primarily driven by direct customers in Brazil and Mexico who received repair and installation services. North America services net revenues were effectively unchanged as additional helpdesk and installation services to North America petroleum customers were offset by decreased installation services to quick service restaurant customers.

Services net revenues increased $5.6 million, or 13.9%, to $45.7 million in the first nine months ended July 31, 2006, from $40.1 million in the first nine months ended July 31, 2005. This growth was driven primarily by North America services provided to petroleum and multilane retail customers, partially offset by a decline in services provided to quick service restaurant customers. International services grew because of increased demand for repair and installation services in Latin America and software application services provided to a large European petroleum customer.

Gross Profit

The following table shows the gross profit for System Solutions and Services (in thousands, except percentages):

	Three Months Ended July 31,				Nine Months Ended July 31,
	Amount		Gross Profit Percentage		Amount		Gross Profit Percentage
	2006	2005	2006	2005	2006	2005	2006	2005
Systems Solutions	$59,256	$43,153	44.9%	38.7%	$167,197	$122,027	44.1%	38.8%
Services	7,205	7,952	46.0%	55.6%	22,265	19,132	48.8%	47.7%
Total	$66,461	$51,105	45.0%	40.7%	$189,462	$141,159	44.6%	39.8%

Gross profit on System Solutions, including amortization of purchased core and developed technology assets, increased $16.1 million, or 37.3%, to $59.3 million in the quarter ended July 31, 2006, from $43.2 million in the quarter ended July 31, 2005. Gross profit on System Solutions represented 44.9% of System Solutions net revenues in the quarter ended July 31, 2006, up from 38.7% in the quarter ended July 31, 2005. Amortization of purchased core and developed technology assets was 0.8% of Systems Solutions net revenues in the quarter ended July 31, 2006, compared to 1.4% in the quarter ended July 31, 2005, as several purchased core and developed technology assets became fully amortized and System Solutions revenues grew. International gross profit percentage improved as volume increased in the Vx product line translated into lower unit components prices from suppliers. In addition, there was a favorable product mix shift towards wireless products, where the gross profit percentages are generally higher, relative to landline products. In addition, there was a favorable regional mix impact due to the shift in sales to Europe, where gross profit was generally higher, relative to Latin America and Asia. Other positive impacts on gross profit percentage included a decrease in warranty provision due to improved warranty cost experience, the non recurrence of 2005 obsolescence charges of legacy products driven by our customers’ adoption of the Vx product line and changes in absorption of supply chain overhead due to the increase of inventory. Partially offsetting these increases was a decrease in the North America gross profit percentage due to increased sales of a check processing system which has a low gross profit percentage.

Gross profit on System Solutions, including amortization of purchased core and developed technology assets, increased $45.2 million, or 37.0%, to $167.2 million for the first nine months ended July 31, 2006 from $122.0 million for the nine months ended July 31, 2005. Gross profit on System Solutions represented 44.1% of System Solutions, net revenues for the nine months ended July 31, 2006 up from 38.8% for the nine months ended July 31, 2005. Amortization of purchased core and developed technology assets was 1.1% of Systems Solutions net revenues in the nine months ended July 31, 2006, compared to 1.7% in the nine months ended July 31, 2005, as several purchased core and developed technology assets became fully amortized and System Solutions revenues grew. Gross profit percentage improved in both North America and International. In North America, the improvement in gross profit percentage was primarily due to a change in product mix as sales of higher margin IP solutions increased. Internationally, demand for wireless and landline Vx Solutions, designed with a lower manufacturing cost than the previous generation System Solutions, resulted in an improved gross profit percentage. Gross profit percentage for the first nine months ended July 31, 2006 also benefited due to the non-recurrence of obsolescence expenses associated with a product transition and lower warranty provisions due to improved warranty cost experience.

Gross profit on Services decreased $0.8 million, or 9.4%, to $7.2 million in the quarter ended July 31, 2006, from $8.0 million in the quarter ended July 31, 2005. Gross profit on Services represented 46.0% of Services net revenues in the quarter ended July 31, 2006, as compared to 55.6% in the quarter ended July 31, 2005. This decline was due to the shift of revenues towards Latin America, which generally has a lower gross profit percentage relative to North America, and to less profitable custom software application projects in North America.

Gross profit on Services increased $3.1 million, or 16.4%, to $22.3 million for the first nine months ended July 31, 2006, from $19.1 million in the same period of fiscal 2005. Gross profit represented 48.8% of Services net revenues in the nine months ended July 31, 2006, as compared to 47.7% for the same periods in fiscal 2005. This improvement was due to a favorable shift in mix towards helpdesk and onsite maintenance service to petroleum customers. International services gross profit percent increased slightly due to operational improvements.

We expect the gross profit percentages, both System Solutions and Services, of our International segment to continue to be lower than the comparable gross profit percentages of our North America segment.

Research and Development Expense

Research and development (“R&D”) expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended July 31,				Nine Months Ended July 31,
			Change	Change			Change	Change
	2006	2005	In Dollars	In Percent	2006	2005	In Dollars	In Percent
Research and development	$11,726	$10,400	$1,326	12.8%	$35,354	$30,351	$5,003	16.5%
Percentage of net revenues	7.9%	8.3%			8.3%	8.6%

R&D expenses in the quarter ended July 31, 2006 increased compared to the quarter ended July 31, 2005, due to $1.5 million of increased expenses to support Vx 670 pay at the table, QX720 outdoor unattended payment and other initiatives and $0.3 million of expenses to develop applications for financial and retail customers, offset by $0.7 million of decreased international expenses due to the non-recurrence of certification expenses to support the 2005 introduction of the Vx platform and wireless products. In addition, $0.1 million of increased expenses was due to stock-based compensation.

R&D expenses in the first nine months ended July 31, 2006 increased compared to the same period ended July 31, 2005, due to $2.9 million of increased expenses to support Vx 670 pay at the table, MX870 multi-lane, QX720 outdoor unattended payment and other initiatives, $1.0 million of expenses from the inclusion of GO Software, $0.8 million of expenses to develop applications for financial and retail customers, offset by $0.3 million of decreased international expenses due to the non-recurrence of certification expenses to support the 2005 introduction of the Vx platform and wireless products. In addition, $ 0.5 million of increased expenses was due to stock-based compensation.

We expect R&D expenses to remain, over time, in a range between 7% and 8% of net revenues for the foreseeable future assuming the completion of the proposed acquisition of Lipman, as Lipman R&D expenses, as a percentage of revenue, are generally lower than VeriFone R&D expenses and the two companies would be able to rationalize their product roadmaps to some extent

Sales and Marketing Expense

Sales and marketing expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended July 31,				Nine Months Ended July 31,
			Change	Change			Change	Change
	2006	2005	In Dollars	In Percent	2006	2005	In Dollars	In Percent
Sales and marketing	$14,181	$13,334	$847	6.4%	$42,786	$38,310	$4,476	11.7%
Percentage of net revenues	9.6%	10.6%			10.1%	10.8%

Sales and marketing expenses increased for the quarter ended July 31, 2006 compared to the quarter ended July 31, 2005 due primarily to $0.7 million of increased international expenses to support increased sales opportunities in emerging markets. In addition, $0.2 million of increased expenses was due to stock-based compensation.

Sales and marketing expenses in the first nine months ended July 31, 2006 increased compared to the same period ended July 31, 2005, due to $1.4 million of increased international expenses, primarily in Europe and Latin America, to support sales growth, $1.1 million increased in corporate sales incentive programs and promotional expenses pertaining to the MX870, Visual Payments launch, Vx product family and wireless initiatives, $0.7 million of increased expenses from the inclusion of GO Software and $0.3 million of increased domestic expenses to address sales opportunities in multi-lane retail and hospitality. An additional $1.0 million of increased expenses was due to stock-based compensation.

We expect sales and marketing expenses assuming the completion of the proposed acquisition of Lipman to continue to decline as a percentage of net revenues, for the foreseeable future, as over time as the higher revenues of the combined companies is expected to create economies of scale in our distribution channel.

General and Administrative Expense

General and administrative expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended July 31,				Nine Months Ended July 31,
			Change	Change			Change	Change
	2006	2005	In Dollars	In Percent	2006	2005	In Dollars	In Percent
General and administrative	$10,936	$8,116	$2,820	34.7%	$30,627	$21,607	$9,020	41.7%
Percentage of net revenues	7.4%	6.5%			7.2%	6.1%

General and administrative expenses in the quarter ended July 31, 2006 increased compared to the quarter ended July 31, 2005, due to a $1.2 million increase in expenses related to our anticipated compliance with Section 404 of the Sarbanes-Oxley Act of 2002, a $0.6 million increase in executive bonuses, a $0.3 million increase in expense related to planning costs in connection with the proposed acquisition of Lipman and Enterprise Resource Planning system upgrade and a net $0.2 million increase in bad debt expense primarily due to the growth in our current accounts receivable portfolio and associated reserve requirements, and $0.2 million expense related to a Brazilian tax assessment. Partially offsetting these expenses was a $0.3 million reduction of legal expenses in connection with prior patent infringement claims brought by Verve against us and other companies that design manufacture or sell point of electronic payment systems. In addition, $0.3 million of increased expenses was due to stock-based compensation.

General and administrative expenses in the first nine months ended July 31, 2006 increased compared to the same period ended July 31, 2005, due to a $3.5 million increase in expenses related to the requirements of operating as a public company and our anticipated compliance with Section 404 of the Sarbanes-Oxley Act of 2002, a $1.6 million one-time credit for the favorable resolution of the payroll tax contingency recorded in 2005, a net $1.1 million increase in bad debt expense primarily due to the non-recurrence of 2005 credits associated with the collection of specifically reserved accounts receivables, a $1.2 million increase in executive bonuses, a $0.5 million increased in executive bonuses, a $0.3 million increase in expenses related to planning costs in connection with the proposed acquisition of Lipman and Enterprise Resource Planning system upgrade. In addition, $1.0 million of increased expenses was due to stock-based compensation.

We expect general and administrative expenses for the next several quarters to increase due to expenses associated with the planned upgrade of our Enterprise Resource Planning system and the planned integration of Lipman.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets remained flat at $1.2 million in the third quarter of fiscal 2006 and fiscal 2005. For the first nine months of fiscal 2006, amortization of purchased intangible assets decreased $0.3 million to $3.5 million from $3.8 million for the comparable period in fiscal 2005. The decrease for the period was due to several purchased intangible assets having been fully amortized during the fiscal year ended October 31, 2005, offset in part by the amortization of intangible assets relating to the acquisition of GO Software, which was completed on March 1, 2005.

Interest Expense

Interest expense of $3.4 million in the third quarter of fiscal 2006 increased from $3.1 million in the third quarter of fiscal 2005. The increase in the third quarter of fiscal 2006 was attributable to the increase in the interest rate of our Term B Loan. For the first nine months of fiscal 2006, interest expense decreased $2.1 million to $9.9 million from $12.0 million for the comparable period in fiscal 2005. The decrease for the first nine months of fiscal 2006 was attributable to the repayment of our Second Lien Loan in May 2005 with the proceeds that we received from our initial public offering. Assuming the completion of the proposed acquisition of Lipman, we expect our interest expense to increase as a result of our higher borrowing levels.

Interest Income

Interest income of $0.9 million in the third quarter of fiscal 2006 increased from $88,000 in the third quarter of fiscal 2005. For the first nine months of fiscal 2006, interest income increased $2.4 million to $2.6 million from $200,000 for the comparable period in fiscal 2005. The increase in the three-month and nine-month periods was attributable to our investment of a portion of the proceeds that we received from our secondary offering.

Other Income (Expense), Net

Other expense, net in the third quarter of fiscal 2006 was $195,000 resulting primarily from $354,000 associated with foreign currency contract losses. This was partially offset by foreign currency transaction gains of $137,000. For the first nine months of fiscal 2006, other income, net was $71,000 resulting primarily from $ 309,000 associated with foreign currency transaction gains and a $288,000 refund associated with an Indian customs appeal resolution. This was partially offset by foreign currency contract losses of $543,000. Other expenses, net in the third quarter of fiscal 2005 and the first nine months of fiscal 2005 were $6.1 million and $6.3 million, respectively, resulting primarily from expensing the unamortized portion of debt issuance costs of $2.7 million, the prepayment premium of $2.2 million associated with the $72.0 million repayment of our secured credit facility, $0.5 million in fees for repricing our Term B Loan and $0.2 million associated with the write-off of debt issuance cost related to the $5.0 million prepayment of our Term B Loan and $0.3 million settlement fee related to patent litigation.

Provision for Income Tax

We recorded a provision for income taxes of $9.0 million and $24.3 million, respectively, for the three and nine months ended July 31, 2006, compared to an income tax expense of $2.4 million and $7.8 million, respectively, for the comparable periods in fiscal 2005. The increase in the provision for both periods is primarily attributable to an increase in our pre-tax income and secondarily to an increase in our effective tax rate. For the third quarter of fiscal 2006, our effective tax rate was 35.0% as compared to 27.1% for the third quarter of 2005. The increase in the tax rate is primarily attributable to the net effect of increases in pre-tax income, a smaller reduction in our valuation allowance for deferred tax assets, expiration of the federal research credit offset by increases in the amount of income considered permanently reinvested in foreign operations and subject to lower foreign tax rates.

As of July 31, 2006, we have recorded $31.7 million of net deferred tax assets, the realization of which is dependent on future domestic and certain foreign taxable income. Although realization is not assured, management believes that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters when we reevaluate the underlying basis for our estimates of future domestic and certain foreign taxable income.

Our plan for a tax structure to reduce our average worldwide statutory tax rate is substantially complete. Certain minor implementation steps were postponed pending the evaluation of the integration of our company with Lipman. We continue to expect that our long-term average worldwide statutory tax rate will be in the low thirty percent range.

Segment Information

The following table reconciles segmented net revenues and operating income to totals for the three and nine months ended July 31, 2006 and 2005 (in thousands). Corporate net revenues and operating income (loss) reflect amortization of purchased intangible assets, stock-based compensation, in-process research and development expense, and amortization of step ups in the fair value of inventories, equipment and improvements and deferred net revenues resulting from acquisitions. Corporate income (loss) also reflects the difference between the actual and standard cost of System Solutions net revenues and shared operating costs that benefit both segments, predominately research and development expenses and supply chain management.

	Three Months Ended July 31,				Nine Months Ended July 31,
			Change	Change			Change	Change
	2006	2005	In Dollars	In Percent	2006	2005	In Dollars	In Percent
Revenues
North America	$85,404	$72,063	$13,341	18.5%	$243,045	$210,154	$32,891	15.7%
International	62,289	53,846	8,443	15.7%	181,791	145,218	36,573	25.2%
Corporate	(76)	(208)	132	(63.5)%	(399)	(495)	96	(19.4)%
Total revenues	$147,617	$125,701	$21,916	17.4%	$424,437	$354,877	$69,560	19.6%
Operating income:
North America	$32,763	$28,203	$4,560	16.2%	$94,268	$73,569	$20,699	28.1%
International	16,819	10,296	6,523	63.4%	45,052	25,858	19,194	74.2%
Corporate	(21,123)	(20,402)	(721)	3.5%	(62,102)	(52,344)	(9,758)	18.6%
Total operating income	$28,459	$18,097	$10,362	57.3%	$77,218	$47,083	$30,135	64.0%

Net revenues growth in North America for the three months ended July 31, 2006 compared to the quarter ended July 31, 2005 was primarily driven by an increase of approximately $13.5 million in System Solutions net revenues. Net revenues growth in North America for the first nine months ended July 31, 2006 compared to the same period of fiscal 2005 was primarily driven by an increase of approximately $29.0 million in System Solutions net revenues and $3.8 million in Services net revenues. See “Results of Operations—Net Revenues.”

System Solutions net revenues in International grew approximately $7.1 million and $35.0 million for the three and nine months ended July 31, 2006, respectively. Services net revenues in International were essentially unchanged. See “Results of Operations—Net Revenues.”

The increase in operating income for North America for the quarter ended July 31, 2006 compared to the quarter ended July 31, 2005 was mainly due to higher net revenues and a lower gross profit percentage as a result of unfavorable product mix in System Solutions and to a lesser extent Services and higher operating expenses.

The increase in operating income for North America for the nine months ended July 31, 2006 compared to the nine months ended July 31, 2005 was mainly due to higher net revenues and a higher gross profit percentage as a result of favorable product mix in both System Solutions and to a lesser extent Services, which was partially offset by higher operating expenses.

The increase in International operating income for the quarter ended July 31, 2006 compared to the quarter ended July 31, 2005 was mainly due to increased net revenues and a higher gross profit percentage, partially offset by higher operating expenses. The gross profit percentage improvement was due primarily to an improved product mix and a revenue shift towards Europe, which generally has a higher gross profit, relative to Latin America and Asia.

The increase in International operating income for the nine months ended July 31, 2006 compared to the nine months ended July 31, 2005 was mainly due to increased net revenues and a higher gross profit percentage as a result of the introduction of  higher margin Vx wireless solutions and favorable product mix, partially offset by higher operating expenses.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to service our debt, finance working capital, and make capital expenditures and investments. As of July 31, 2006 our primary sources of liquidity were cash and cash equivalents of $77.6 million, marketable securities of $14.5 million, our $30 million unused revolving credit facility, which is not currently used and cash generated from operations.

Our operations provided cash of $13.6 million in the first nine months of fiscal 2006, which was attributable to net income of $45.6 million and depreciation, amortization and other non-cash charges of $15.7 million, offset by $47.7 million used by net operating assets and liabilities. The principal uses of net operating assets and liabilities in the first nine months of fiscal 2006 were largely attributable to an increase in accounts receivable of $19.1 million, an increase in inventories of $40.3 million, an increase in prepaid expenses and other current assets of $1.2 million, an increase in other assets of $0.9 million, an increase in deferred tax assets of $2.7 million, a decrease in accrued warranty of $0.8 million, a decrease in accrued expenses and other liabilities of $1.5 million and a tax benefit from stock-based compensation of $2.7 million. This was partially offset by an increase in accounts payable of $15.4 million, an increase in accrued compensation of $0.2 million, an increase in income tax payable of $0.4 million and an increase in deferred revenue, net of $5.5 million.

Our investing activities used $5.4 million of net cash during the first nine months of fiscal 2006. Cash generated by the sale of marketable securities was $127.3 million, partially offset by investments in marketable securities of $125.0 million, capitalization of software development of $1.7 million, purchase of other assets of $0.7 million, purchase of equipment and improvements of $2.8 million and transaction costs for pending acquisitions of $2.5 million.

Our financing provided cash of $3.3 million for the first nine months of fiscal 2006, primarily due to a tax benefits related to exercise of stock options of $2.7 million and proceeds from stock options exercises of $2.1 million, partially offset by principal payments of $1.4 million on the Term B loan and repayment of $0.1 million on capital leases.

We expect our inventory levels, given the announcement of the Lipman acquisition and the associated change in composition of demand, will necessitate increased inventory levels for the time being.

In connection with our proposed acquisition of Lipman, we expect to pay approximately $342 million in cash, as reduced by the amount of the special cash dividend to be paid by Lipman prior to the closing of such acquisition. To fund the acquisition of Lipman, we intend to enter into a new secured credit facility with a syndicate of financial institutions, which consists of a $500 million Term B facility and a revolving credit facility permitting borrowings of up to $40 million, which will replace our existing debt facility. It is expected that the new credit facility will have terms and covenants substantially similar to the existing credit facility. If and when the existing facility is retired, we will write-off any remaining unamortized debt issuance cost.

In connection with our proposed acquisition of Trintech, we expect to pay approximately $12.1 million cash for all of the outstanding shares of a newly-formed subsidiary which will hold substantially all of the assets and liabilities of the payment systems business of Trintech.

We believe that we have the financial resources to meet our business requirements for the next twelve months, including capital expenditures, working capital requirements and future strategic investments and to comply with our financial covenants.

Contractual Obligations

The following table summarizes our contractual obligations as of July 31, 2006 (in thousands):

		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Term B loan	$245,005	$14,840	$29,388	$200,777	$—
Capital lease obligation	133	71	39	23	—
Operating leases	34,386	6,653	8,610	6,682	12,441
Minimum purchase obligations	46,337	46,337	—	—	—
	$325,861	$67,901	$38,037	$207,482	$12,441

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

A reconciliation of net income, the most directly comparable U.S. GAAP measure, to EBITDA, as adjusted, for the three and nine months ended July 31, 2006 and 2005 is as follows (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
U.S. GAAP net income	$16,755	$6,535	$45,585	$21,179
Provision for income taxes	9,009	2,424	24,342	7,833
Interest expense	3,438	3,084	9,914	11,958
Interest income	(938)	(88)	(2,552)	(200)
Depreciation and amortization of equipment and improvements	881	855	2,532	2,292
Amortization of capitalized software	294	257	892	780
Amortization of purchased intangible assets	2,230	2,758	7,560	9,063
Amortization of step-up in deferred revenue on acquisition	76	208	399	495
Stock-based compensation	1,686	863	3,798	915
Management fees to majority stockholder	—	—	—	125
Loss on debt extinguishment and debt repricing fee	—	5,530	—	5,530
EBITDA as adjusted	$33,431	$22,426	$92,470	$59,970

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of the SEC’s Regulation S-K, consist of interest rate cap agreements and forward foreign currency exchange agreements described under “Quantitative and Qualitative Disclosures about Market Risk.” See Item 3.

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

In November 2005, FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. Our adoption of FSP 115-1 in the second quarter of fiscal 2006 did not have a material impact on our consolidated results of operations, financial position or cash flows.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”—an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative, clarifies which interest-only strips and principal-only strips are not subject to the requirement of SFAS 133, establishes a requirement to evaluate interests in securitized financial assets, clarifies the concentrations of credit risk, and eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument. SFAS 155 improves financial reporting by eliminating the exemption from applying SFAS 133 to interest in securitized financial assets and allowing to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a measurement. SFAS 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The implementation of SFAS 155 is not expected to have a material impact on our consolidated results of operations, financial position or cash flows.

In July 2006, FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position. FIN 48 indicates that an enterprise shall initially recognize the financial statement effects of a tax position when it is more likely than not of being sustained on examination, based on the technical merits of the position. In addition, FIN 48 indicates that the measurement of a tax position that meets the more likely than not threshold shall consider the amounts and probabilities of the outcomes that could be realized upon ultimate settlement. This interpretation is effective for reporting periods beginning after December 15, 2006. We are in the process of evaluating the impact of adopting FIN 48 on our consolidated results of operations, financial position or cash flows.

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

We will incur substantial additional debt in connection with the proposed acquisition of Lipman. We currently expect to pay approximately $342 million in cash, as reduced by the amount of the special cash dividend of $1.50 to be paid by Lipman prior to the closing of such acquisition. To fund the acquisition of Lipman, we intend to enter into a secured credit facility with a syndicate of financial institutions, which consists of a $500 million Term B facility and a revolving credit facility permitting borrowings of up to $40 million, which will replace our existing debt facility. As a result, our total indebtedness will increase. The new secured credit facility is expected to contain a number of customary covenants that will require us to maintain certain specified financial ratios and restrict the ability of our subsidiaries to make distributions, prepay other debt, encumber assets, incur indebtedness or undertake certain other corporate activities. In addition, we expect to pledge substantially all of our assets and properties to secure this debt. If we are unable to comply with any of these covenants, the default could result in the acceleration of our outstanding indebtedness which we would be unable to repay without obtaining alternative financing which may not be available to us under these circumstances.

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

Lipman’s principal offices and manufacturing facility and many of its suppliers are located in Israel. Therefore, political, economic and military conditions in Israel directly affect its operations. The expanded VeriFone company cannot predict the effect on it of any increase in the degree of violence against Israel or the effect of military action elsewhere in the Middle East. Recently, hostilities have escalated between Israel and Hamas in the Gaza Strip and between Israel and Hezbollah, based in Lebanon. The future of peace efforts between Israel and its Arab neighbors remains uncertain. Any armed conflicts or political instability in the region would likely negatively affect business conditions and adversely affect the expanded VeriFone company’s results of operations. Furthermore, several countries continue to restrict or ban business with Israel and Israeli companies. These restrictive laws and policies may seriously limit the expanded VeriFone company’s ability to make sales in those countries.

In addition, many employees of Lipman in Israel are obligated to perform at least 30 days and up to 40 days, depending on rank and position, of military reserve duty annually and are subject top being called for active duty under emergency circumstances. If a military conflict or war arises, these individuals could be required to serve in the military for extended periods of time. The operations of Lipman before the merger or the expanded VeriFone, after the merger could be disrupted by the absence for a significant period of one or more key employees or a significant number of other employees due to military service. Any disruption in the operations could materially adversely affect the business of Lipman before the merger or the extended VeriFone, after the merger.

We depend upon third parties to manufacture our products and to supply the components necessary to manufacture our products.

We do not manufacture the physical devices that we design which form part of our system solutions; rather, we arrange for a limited number of third parties to manufacture these devices for us. Similarly, components such as application-specific integrated circuits, or ASICs, payment processors, wireless modules, modems and printer mechanisms that are necessary to manufacture and assemble our devices are sourced either directly by us or on our behalf by our contract manufacturers from a variety of component suppliers. We generally do not have long-term agreements with our manufacturers or component suppliers. If our suppliers are unable to produce the quantities of ASICs or microprocessors we require, we would be faced with a shortage of critical components. We also experience from time to time an increase in the lead time for delivery of some of our key components. We may not be able to find alternative sources in a timely manner if suppliers of our key components become unwilling or unable to provide us with adequate supplies of these key components when we need them or increase their prices. The inability to obtain sufficient key components as required, or to develop alternative sources if and as required in the future, or to replace our plastic injection molds used to make the plastic casings for our products in a timely manner if they are damaged or destroyed, could cause delays or reductions in product shipments. This could harm our relationships with our customers and cause our revenues to decline. Even if we are able to secure alternative sources or replace our plastic injection molds in a timely manner, our costs could increase. In the quarter ended July 31, 2006, over half of our component spending was for components we sourced from a single supplier or a small number of suppliers.

We depend on a limited number of customers, including distributors and resellers, for sales of a large percentage of our System Solutions. If we do not effectively manage our relationships with them, our net revenues and operating results will suffer.

We sell a significant portion of our solutions through third parties such as independent distributors, independent sales organizations (“ISO”), value-added resellers and payment processors. We depend on their active marketing and sales efforts. These third parties also provide after-sales support and related services to end user customers. When we introduce new applications and solutions, they also provide critical support for developing and supporting the custom software applications to run on our various electronic payment systems and, internationally, in obtaining requisite certifications in the markets in which they are active. Accordingly, the pace at which we are able to introduce new solutions in markets in which these parties are active depends on the resources they dedicate to these tasks. Moreover, our arrangements with these third parties typically do not prevent them from selling products of other companies, including our competitors, and they may elect to market our competitors’ products and services in preference to our system solutions. If one or more of our major resellers terminates or otherwise adversely changes its relationship with us, we may be unsuccessful in replacing it. The loss of one of our major resellers could impair our ability to sell our solutions and result in lower revenues and income. It could also be time consuming and expensive to replicate, either directly or through other resellers, the certifications and the custom applications owned by these third parties.

We depend on a small number of large customers and the loss of one or more of these customers, or a significant decrease in sales to any of these customers, could significantly reduce revenues and income.

A significant percentage of our net revenues is attributable to a limited number of customers, including distributors and ISOs. In the first nine months of fiscal 2006, our ten largest customers accounted for approximately 34% of our net revenues and sales to First Data Corporation and its affiliates represented 13% of our net revenues in that period. Our sales of system solutions to First Data and its affiliates include sales to its TASQ Technology division, which distributes payment devices to ISOs and financial institutions such as Wells Fargo & Company and Chase Merchant Services. If any of our large customers significantly reduces or delays purchases from us or if we are required to sell products to them at reduced prices or on other less favorable terms, our revenues and income could be materially adversely affected.

A significant portion of our net revenues are generated outside of the United States and we intend to continue to expand our operations internationally. Our results of operations could suffer if we are unable to manage our international expansion and operations effectively.

During the first nine months of fiscal 2006, 45.5% of our net revenues were generated outside of the United States. We expect this percentage to increase materially following the completion of our proposed acquisition of Lipman. Part of our strategy is to expand our penetration in existing foreign markets and to enter new foreign markets. Our ability to penetrate some international markets may be limited due to different technical standards, protocols or product requirements. Expansion of our International segment will require significant management attention and financial resources. Our International net revenues will depend on our continued success in the following areas:

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

•       economic and political instability in foreign countries;

•       greater difficulty in safe guarding intellectual property in emerging markets;

•       imposition of limitations on conversion of foreign currencies into U.S. dollars or remittance of dividends and other payments by foreign subsidiaries;

•       changes in a specific country’s or region’s political or economic conditions; and

•       greater difficulty in safeguarding intellectual property in areas such as China, Russia and Latin America

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

We offer complex solutions that are susceptible to undetected hardware and software errors or failures. Solutions may experience failures when first introduced, as new versions are released or at any time during their lifecycle. Any products recall as a result of errors or failures could result in the loss of or delay in market acceptance of our solutions and adversely affect our business and reputation. Any significant returns or warranty claims could result in significant additional costs to us and could adversely affect our results of operations. Our customers may also run third-party software applications on our electronic payment systems. Errors in third-party applications could adversely affect the performance of our solutions.

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

As a result of these factors, we regularly run the risk of maintaining excess inventory levels. This risk may be enhanced to the extent we increase inventory levels in response to expected customer requirements. The accumulation of excess or obsolete inventory may result in price reductions and inventory write-downs, which could adversely affect our business and financial condition. We have incurred an obsolescence cost of $2.1 million in the nine months ended July 31, 2006, primarily as a result of the customers shifting to our new Vx Solutions, our latest generation of system solutions, employing a 32-bit ARM9 System-on-Chip running our Verix operating system which provides a consistent user interface and secure multi-application platform across several payment systems.

Our proprietary technology is difficult to protect and unauthorized use of our proprietary technology by third parties may impair our ability to compete effectively.

We may not be able to protect our proprietary technology, which could enable competitors to develop services that compete with our own. We rely on patent, copyright, trademark and trade secret laws, as well as confidentiality, licensing and other contractual arrangements to establish and protect the proprietary aspects of our solutions. We do not own any patents that protect important aspects of our current solutions. The laws of some countries in which we sell our solutions and services may not protect software and intellectual property rights to the same extent as the laws in the United States. If we are unable to prevent misappropriation of our technology, competitors may be able to use and adapt our technology. Our failure to protect our technology could diminish our competitive advantage and cause us to lose customers to competitors.

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

In the ordinary course of our business, we are subject to periodic lawsuits, investigations and claims. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted- against us, we do not believe that any currently pending legal proceeding to which we are a party is likely to have a material adverse effect on our business, results of operations, cash flows or financial condition.

Our Brazilian subsidiary has been notified of a tax assessment regarding Brazilian state value added tax, or VAT, for the periods from January 2000 to December 2001 that relates to products supplied to us by a contract manufacturer. The assessment relates to an asserted deficiency of 6.8 million Brazilian reais (approximately $3.1 million) including interest and penalties. The tax assessment was based on a clerical error in which our Brazilian subsidiary omitted the required tax exemption number on its invoices. On May 25, 2005, we had an administrative hearing with respect to this audit. In the event we receive an adverse ruling from the administrative body, we will decide whether or not to appeal and would reexamine the determination as to whether an accrual is necessary.

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

While we believe we comply with environmental laws and regulations, we are still exposed to potential risks associated with environmental laws and regulations

We are subject to other legal and regulatory requirements, including a European Union directive that places restrictions on the use of hazardous substances (RoHS) in electronic equipment and a European Union directive on Waste Electrical and Electronic Equipment (WEEE). RoHS sets a framework for producers’ obligations in relation to manufacturing (including the amounts of named hazardous substances contained in products sold) and WEEE sets a framework for treatment, labeling, recovery and recycling of electronic products in the European Union which require us to alter the manufacturing of the physical devices that include our solutions and/or require active steps to promote recycling of materials and components. Although the WEEE directive has been adopted by the European Commission, national legislation to implement the directive is still pending in some of the member states of the European Union. In addition, similar legislation could be enacted in other jurisdictions, including in the United States. If we do not comply with the RoHS and WEEE directives, we may suffer a loss of revenue, be unable to sell in certain markets and/or countries, be subject to penalties and enforced fees and/or suffer a competitive disadvantage. Furthermore, we cannot be assured that the costs to comply with RoHS and WEEE, or with current and future environmental and worker health and safety laws will not have a material adverse effect on our results of operation, expenses and financial condition.

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

Our system solutions must meet industry standards imposed by EMVCo, Visa, MasterCard and other credit card associations and standard setting organizations. New standards are continually being adopted or proposed as a result of worldwide anti-fraud initiatives, the increasing need for system compatibility and technology developments such as wireless and wireline IP communication. Our solutions also must comply with government regulations, including those imposed by telecommunications authorities and independent standards groups worldwide regarding emissions, radiation and connections with telecommunications and radio networks. We cannot be sure that we will be able to design our solutions to comply with future standards or regulations on a timely basis, if at all. Compliance with these standards could increase the cost of developing or producing our solutions. New products designed to meet any new standards need to be introduced to the market and ordinarily need to be certified by the credit card associations and our customers before being purchased. The certification process is costly and time consuming and increases the amount of time it takes to sell our products. Our business and financial condition could be adversely affected if we cannot comply with new or existing industry standards, or obtain or retain necessary regulatory approval or certifications in a timely fashion, or if compliance results in increasing the cost of our products. Selling products that are non-compliant may result in fines against us or our customers, which we may be liable to pay.

Risks Related to Our Capital Structure

Our secured credit facility contains restrictive and financial covenants and, if we are unable to comply with these covenants, we will be in default. A default could result in the acceleration of our outstanding indebtedness, which would have an adverse effect on our business and stock price.

In June 2004, our principal operating subsidiary, VeriFone, Inc., and another subsidiary entered into a secured credit facility under which, as of July 31, 2006, VeriFone, Inc. had outstanding indebtedness, excluding capital leases, of approximately $181.2 million.

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

Our indebtedness and debt service obligations will increase under the new secured credit facility, which may adversely affect our cash flow, cash position and stock price.

We intend to fulfill our debt service obligations under the new secured credit facility from existing cash, investments and operations. In the future, if we are unable to generate cash or raise additional cash financings sufficient to meet these obligations and needs to use more of our existing cash than planned or to liquidate investments in order to fund these obligations, it may have to delay or curtail the development and or the sales and marketing of new payment systems.

Our new indebtedness could have significant additional negative sequences, including, without limitation:

•       requiring the dedication of a significant portion of our expected cash flow to service the indebtedness, thereby reducing the amount of expected cash flow available for other purposes, including capital expenditures;

•       increasing our vulnerability to general adverse economic conditions;

•       limiting our ability to obtain additional financing; and

•       placing us at a possible competitive disadvantages to less leveraged competitors and competitors that have better access to capital resources.

GTCR has substantial influence over our operations, which will limit our other stockholders’ ability to influence corporate activities and may adversely affect the market price of our common stock.

GTCR beneficially owns or controls shares representing, in the aggregate, an approximately 28.6% voting interest in our company and has two of the eight members on our board of directors. Accordingly, GTCR may exercise substantial influence over our operations and business strategy. In addition, GTCR will have substantial influence over the outcome of votes on all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions.

GTCR may also exercise control with respect to mergers or other business combinations that involve a change in control of us, under a stockholders agreement among us, GTCR and certain other stockholders. Subject to specified conditions, that agreement requires the stockholders who are parties to it to consent to a sale of VeriFone Holdings, Inc. to a non-affiliate of GTCR if the sale is approved by the holders of a majority of the shares subject to the agreement. This provision is described in more detail under the caption “Certain Relationships and Related Transactions” in our 2006 Proxy Statement which is incorporated herein by reference. Currently, shares will be released from the stockholders agreement as they are sold.

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

Two principals of GTCR serve on our board of directors, which currently has eight members. GTCR and its affiliates may invest in entities that directly or indirectly compete with us or companies in which they currently invest may begin competing with us. As a result of these relationships, when conflicts between the interests of GTCR and the interests of our other stockholders arise, these directors may not be disinterested. Although our directors and officers have a duty of loyalty to us, under Delaware law and our amended and restated certificate of incorporation that was adopted in connection with the closing of our initial public offering on May 4, 2005, transactions that we enter into in which a director or officer that is a representative of GTCR has a conflict of interest are generally permissible so long as (1) the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to our board of directors and a majority of our disinterested directors approves the transaction, (2) the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to our stockholders and a majority of our disinterested stockholders approves the transaction, or (3) the transaction is otherwise fair to us. GTCR’s representatives will not be required to offer to us any transaction opportunity of which they become aware and could take any such opportunity for themselves or offer it to other companies in which they have an investment, unless such opportunity is expressly offered to them solely in their capacity as a director of us.

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

Our common stock has only been publicly traded since April 29, 2005 and the price of our common stock may fluctuate substantially.

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

Interest Rates

We are exposed to interest rate risk related to our debt, which bears interest based upon the three-month LIBOR rate. In July 2004, we purchased a two-year interest rate cap for $285,000 with a notional amount of $50 million, under which we will receive interest payments if the three-month LIBOR rate exceeds 4%. In March 2005, we purchased a one-year interest rate cap for $29,000 with an effective date of July 2005 and a notional amount of $30 million, under which we will receive interest payments if the three-month LIBOR rate exceeds 5%. These two interest rate caps both expired in July 2006.

For the three and nine months ended July 31, 2006, we received interest of $157,000 and $269,000 as a result of the three months LIBOR rate on the Term B Loan exceeding 4% and 5%. A 1% increase in the variable rate of interest on the currently outstanding debt under our secured credit facility would increase annual interest expense by approximately $1.8 million.

In May 2006, we purchased a two-year interest rate cap for $88,000 with an initial notional amount of $100 million declining to $75 million after one year with an effective date of November 2006 under which we will receive interest payments if the three-month LIBOR rate exceeds 6.5%.

Foreign Currency Risk

A substantial part of our business consists of sales made to customers outside the United States. A portion of the net revenues we receive from such sales is denominated in currencies other than the U.S. dollar. Additionally, portions of our costs of net revenues and our other operating expenses are incurred by our International operations and denominated in local currencies. While fluctuations in the value of these net revenues, costs and expenses as measured in U.S. dollars have not materially affected our results of operations historically, we cannot assure you that adverse currency exchange rate fluctuations will not have a material impact in the future. In addition, our balance sheet reflects non-U.S. dollar denominated assets and liabilities, primarily inter-company balances which can be adversely affected by fluctuations in currency exchange rates. In certain periods, we have not hedged our exposure to these fluctuations. We have entered into foreign currency forward contracts and other arrangements intended to hedge our exposure to adverse fluctuations in exchange rates. As of July 31, 2006, we had no foreign currency forward contracts outstanding. As of August 1, 2006, we had entered into foreign currency forward contracts to sell Australian dollars, British pounds, Mexican pesos and Euros with notional amounts of $2.4 million, $3.3 million, $4.4 million and $2.2 million, respectively. If we chose not to enter into foreign currency forward contracts to hedge against these exposures and if the Euro, Australian dollar, British pounds and Mexican pesos real were to devalue 5% to 10% against the U.S. dollar, results of operations would include a foreign exchange loss of $0.6 million to $1.2 million.

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

During the third quarter of our fiscal year ending October 31, 2006, we implemented the following changes to internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934):

•       enhanced the secondary review for certain sales orders to ensure proper accounting;

•       issued additional formal accounting policies and enhanced processes surrounding the recording of certain transactions for the purposes of enhancing internal controls.

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

Our Brazilian subsidiary has been notified of a tax assessment regarding Brazilian state value added tax, or VAT, for the periods from January 2000 to December 2001 that relates to products supplied to us by a contract manufacturer. The assessment relates to an asserted deficiency of 6.8 million Brazilian reais (approximately $3.1 million) including interest and penalties. The tax assessment was based on a clerical error in which our Brazilian subsidiary omitted the required tax exemption number on its invoices. Management does not expect that we will ultimately incur a material liability in respect of this assessment, because they believe, based in part on advice of our Brazilian tax counsel, that we are likely to prevail in the proceedings relating to this assessment. On May 25, 2005, we had an administrative hearing with the Brazilian Tax Authority with respect to this audit. Management expects to receive the decision of the administrative judges sometime in 2006. In the event we receive an adverse ruling from the administrative body, we will decide whether or not to appeal and would reexamine the determination as to whether an accrual is necessary.

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

VERIFONE HOLDINGS, INC
Date: September 1, 2006	By:	/s/ DOUGLAS G. BERGERON
Douglas G. Bergeron
Chairman and Chief Executive Officer
	By:	/s/ BARRY ZWARENSTEIN
Barry Zwarenstein
Senior Vice President and Chief Financial Officer