Form 10-K
period 2006-10-31
VeriFone Holdings, Inc.
filed 2006-12-18
CIK 1312073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

As of April 28, 2006, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $1.2 billion based on the closing sale price as reported on the New York Stock Exchange.

There were 81,823,286  shares of the registrant’s common stock issued and outstanding as of the close of business on December 8, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders to be held on March 30, 2007 are incorporated by reference in the Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13, and 14.

VERIFONE HOLDINGS, INC.
2006 ANNUAL REPORT ON FORM 10-K
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

Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined in “Risk Factors.” These factors may cause our actual results to differ materially from any forward-looking statement.

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

PART I

ITEM 1.                BUSINESS

Overview

We are the global leader in secure electronic payment solutions. We provide expertise, solutions and services that add value to the point of sale with merchant-operated, consumer-facing and self-service payment systems for the financial, retail, hospitality, petroleum, government and healthcare vertical markets. Since 1981, we have designed and marketed system solutions that facilitate the long-term shift toward electronic payment transactions and away from cash and checks. We believe that we have the leading electronic payment solutions brands and, following our recent acquisition of Lipman Electronic Engineering Ltd (“Lipman”), we are one of the largest providers of electronic payment systems worldwide in terms of revenues, research and development spending and profitability. Our net revenues grew by 19.7% and 24.4%, respectively, for the years ended October 31, 2006 and 2005, reaching $581.1 million for the year ended October 31, 2006.

Our system solutions consist of point of sale electronic payment devices that run our proprietary and third party operating systems, security and encryption software and certified payment software as well as third party, value-added applications. Our system solutions are able to process a wide range of payment types including signature and PIN-based debit cards, credit cards, contactless / radio frequency identification, or RFID, cards and tokens, smart cards, pre-paid gift and other stored-value cards, electronic bill payment, check authorization and conversion, signature capture and electronic benefits transfer, or EBT. Our proprietary architecture was the first to enable multiple value-added applications, such as gift card and loyalty card programs, healthcare insurance eligibility and time and attendance tracking, to reside on the same system without requiring recertification when new applications are added to the system. We are an industry leader in multi-application payment system deployments and we believe we have the largest selection of certified value-add applications.

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

Our customers are primarily global financial institutions, payment processors, petroleum companies, large retailers, government organizations and healthcare companies, as well as independent sales organizations, or ISOs. The functionality of our system solutions includes transaction security, connectivity, compliance with certification standards and the flexibility to execute a variety of payment and non-payment applications on a single system solution.

Company History

VeriFone, Inc., our principal operating subsidiary, was incorporated in 1981. Shortly afterward, we introduced the first check verification and credit authorization device ever utilized by merchants in a commercial setting. In 1984, we introduced the first mass market electronic payment system intended to replace manual credit card authorization devices for small merchants. VeriFone, Inc. became a publicly traded company in 1990 and was acquired by Hewlett-Packard Company in 1997. Hewlett-Packard operated VeriFone, Inc. as a division until July 2001, when it sold VeriFone, Inc. to Gores Technology Group, LLC, a privately held acquisition and investment management firm, in a transaction led by our Chief Executive Officer, Douglas G. Bergeron. In July 2002, Mr. Bergeron and certain investment funds affiliated with GTCR Golder Rauner, L.L.C., or GTCR, a private equity firm, led a recapitalization in which VeriFone Holdings, Inc. was organized as a holding company for VeriFone, Inc., and GTCR-affiliated funds became our majority stockholders. We completed our initial public offering in May 4, 2005.

On November 1, 2006, we acquired Lipman. In connection with this acquisition, we issued 13,462,474 shares of our common stock and paid $344.8 million in exchange for all the outstanding ordinary shares of Lipman. All options to purchase Lipman ordinary shares were exchanged for options to purchase approximately 3.7 million shares of our common stock. In addition, in accordance with the merger agreement, Lipman’s Board of Directors declared a special cash dividend of $1.50 per Lipman ordinary share, or an aggregate amount of $40.4 million dollars. This special cash dividend was paid on October 23, 2006 to Lipman shareholders of record as of October 11, 2006. The estimated aggregate purchase price excluding restructuring charges for this acquisition was $785.0 million.

See Note 15 of Notes to Consolidated Financial Statements for additional information related to this acquisition.

Our Industry

The electronic payment solutions industry encompasses systems, software and services that enable the acceptance and processing of electronic payments for goods and services and provide other value-added functionality at the point of sale. The electronic payment system is a critical part of the payment processing infrastructure. We believe that current industry trends, including the global shift toward electronic payment transactions and away from cash and checks, the rapid penetration of electronic payments in emerging markets as those economies modernize, the increasing proliferation of IP connectivity, the penetration of wireless systems for mobile applications and an increasing focus on security to minimize fraud and identity theft, will continue to drive growth in demand for electronic payment systems.

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

Industry Trends

One of the major global trends in the payments industry has been the move towards electronic payment transactions and away from cash and checks. This trend has been accelerated by the usage of credit and debit card based payments, especially PIN-based debit. Another key driver is the growth in single application credit card solutions. Typically, these solutions enable merchants to provide an efficient payment solution in non-traditional settings such as the emerging trend of pay-at-the-table in restaurants, which is capitalizing on the development of wireless communications infrastructure. We believe this trend will continue for the foreseeable future. According to Global Insight, a research company, an estimated 70% of the $26 trillion spent globally each year on personal items is still paid for by cash and checks. The key geographic, technological and regulatory drivers for this trend towards electronic payments are discussed below.

Rapid Penetration of Electronic Payments in Emerging Markets

Certain regions, such as Eastern Europe, Latin America and Asia, are under-penetrated in terms of electronic payments and are experiencing rapid growth The increasing adoption of electronic payments in these regions is driven primarily by strong economic growth, improving infrastructure development, support from governments seeking to increase VAT and sales tax collection, and the expanding presence of IP and wireless networks.

IP Connectivity

Broadband connectivity provides faster transmission of transaction data at a lower cost, enabling more advanced payment and other value-added applications at the point of sale. Major telecommunications carriers have expanded their communications networks and lowered fees, which allows more merchants to utilize IP based networks cost effectively. The faster processing and lower costs associated with IP connectivity have opened new markets for electronic payment systems, including many that have been primarily cash-only industries such as quick service restaurants, or QSRs. New wireless electronic payment solutions are being developed to increase transaction processing speed, throughput and mobility at the point of sale, and offer significant security benefits by enabling consumers to avoid relinquishing their payment cards. A portable device can be presented to consumers, for example, to pay-at-the-table in full-service restaurants or to pay in other environments, such as outdoor arenas, pizza delivery, farmers’ markets and taxi cabs.

Growth of Wireless Communications

The development and increased use of wireless communications infrastructure are increasing demand for compact, easy-to-use and reliable wireless payment solutions. The flexibility, ease of installation and mobility of wireless makes this technology an attractive and often more cost-effective alternative to traditional landline-based telecommunications.

The wireless communications industry has grown substantially in the United States and globally over the past twenty years. Cellular and Wireless Fidelity (Wi-Fi) communications fully support secure IP based payment transactions, which, with the increased speed of wireless communications, makes wireless telecommunications an attractive alternative to traditional telecommunications.

Mobile technologies enable new applications for electronic payment transactions, including pay-at-the-table and pay-at-the-curb in restaurants, as well as electronic card payments in environments that once required cash payments or more expensive off-line card acceptance. These include delivery services, in-home services, taxi and limousine credit and debit card acceptance. Mobile technologies also facilitate establishment of temporary payment stations such as kiosks and event ticketing and vending.

Increasing Focus on Security to Minimize Fraud and Identity Theft

Industry security standards are constantly evolving, driving recertification and replacement of electronic payment systems, particularly in Europe and the United States. In order to offer electronic payment systems that connect to payment networks, electronic payment system providers must certify their products and services with card associations, financial institutions and payment processors and comply with government and telecommunications company regulations. This certification process may take up to twelve months to complete.

Card Association Standards.   The major card associations have introduced new security standards to address the growing demand for transaction security. Visa International, MasterCard International and JCB Co., Ltd. continue to cooperate on the development and release of more stringent Payment Card Industry, or PCI, specification and test methods for the certification of electronic payment systems for secure debit transactions. This new set of standards supersedes previous standards separately issued by Visa and MasterCard. In addition, an industry organization, EuroPay MasterCard Visa (“EMV”) has prescribed specifications designed to ensure interoperability between smart cards and electronic payment systems on a global basis, increase functionality of electronic payment systems and reduce fraud. Deadlines for EMV compliance vary by card association and region, with compliance required in Europe ahead of other regions. Merchants and financial institutions that are not compliant with EMV standards may be subject to various sanctions.

Class A / B Certification.   U.S. payment processors have two levels of certification, referred to as Class A and Class B. Class B certification ensures that an electronic payment system adheres to the payment processor’s basic functional and network requirements. Class A certification adds another stipulation that the payment processor will support the electronic payment system on its internal help desk systems. Obtaining these certifications, which are required by U.S. payment processors, can be time intensive and costly.

Regional Security Standards.   Electronic payment systems must also comply with evolving country-specific security regulations. Countries such as Australia, Canada, the Netherlands, New Zealand, Singapore, Germany, Sweden and Switzerland have particularly stringent and specific security requirements. Electronic payment systems also must comply with the recommendations of quasi-regulatory authorities and standards-setting committees, which address, among other things, fraud prevention, processing protocols and technologies utilized. New standards are continually being adopted as a result of worldwide fraud prevention initiatives, increasing the need for system compatibility and new developments in technology. Electronic payment system providers must manage these complex requirements, which may require ongoing enhancements to existing systems or replacement with newly certified electronic payment systems.

Our Growth Strategy

Our objective is to enhance our position as a leading provider of technology that enables electronic payment transactions and value-added services at the point of sale. The key elements of our strategy are to:

Capitalize on High Growth Opportunities in Emerging Markets

We seek to establish a leading position in emerging, high growth electronic payment markets in Eastern Europe, Asia and Latin America. A strategic reason for our recent Lipman acquisition was to leverage Lipman’s leadership position in emerging markets to grow further, especially in China, India, Brazil and Turkey, where demand for electronic payment systems is growing rapidly. We are already leaders in Eastern Europe, particularly Russia and Poland and now, post-Lipman, are poised to be the leading provider of electronic payments in emerging markets.

Expand Leadership Position in North America

In North America, we are increasing sales to small and medium-sized merchants by further strengthening our relationships with ISOs. We believe the Lipman acquisition will strengthen our ISO relationships as Lipman was the leading provider of wireless payment systems to the ISO market. Another key growth factor that we are poised to take advantage of in North America is reterminalization, driven primarily by the continuing migration from dial-up to IP systems, enhanced security requirements and demand for non-payment applications such as gift, loyalty and money transfer. We intend to continue to seek opportunities to increase our leadership position in North America by leveraging our brand, market position, scale, technology and distribution channels.

Increase Market Share in Western Europe

We intend to increase our market share in Western Europe by capitalizing on industry trends, continuing to penetrate key sales channels and expanding our product offerings. As an example, we plan to take advantage of recently enacted requirements that will result in upgrades to EMV-compliant electronic payment systems in Western Europe. In addition, we also plan to leverage the strength of Lipman’s leading position in Spain and Italy, while at the same time working hard to increase our share in markets such as France and Scandinavia, where neither we nor Lipman had a strong presence prior to the acquisition.

Further Penetrate Attractive Vertical Markets

We plan to continue to increase the functionality of our system solutions to address the specific needs of various vertical markets. We currently provide system solutions that are customized for the needs of our financial services, petroleum company, multi-lane retail, government and healthcare customers. As an example, our system solutions allow our petroleum company customers to manage fuel dispensing and control and enable “pay at the pump” functionality, cashiering, store management, inventory management and accounting for goods and services at the point of sale. In the multi-lane retail market, our system solutions allow our customers to utilize full-motion video, a color display, digital quality sound and highly secure payment capabilities in a single, easy-to-use system that integrates with all leading point-of-sale in-lane and back office networked systems. With our technology, multi-lane retailers also have a new way to broadcast multi-media advertising and corporate messaging content directly to their customers. Other key focus market verticals we intend to pursue are mobile payment applications such as pay-at-the-table and pay-at-the-car.

Pursue Selective, Strategic Acquisitions

We may augment our organic growth by acquiring businesses, product lines or technologies. Our acquisition strategy is intended to broaden our suite of electronic payment solutions, expand our presence in selected geographies, broaden our customer base and increase our penetration of distribution channels and vertical markets.

Our System Solutions

Our system solutions are available in several distinctive modular configurations, offering our customers flexibility to support a variety of consumer payment and connectivity options, including wireline and wireless IP technologies.

Countertop

Our countertop electronic payment systems accept magnetic, smart card and contactless/RFID cards and support credit, debit, check, electronic benefits transfer and a full range of pre-paid products, including gift cards and loyalty programs, among many others. Our countertop solutions are available under the brand names Vx solutions and the NURIT and Secura brands, which we recently acquired as a result of the Lipman acquisition. These electronic payment systems incorporate high performance 32-bit ARM9 microprocessors and have product line extensions targeted at the high-end countertop broadband and wireless solutions for financial retail, multi-lane retail, hospitality, government and health care market segments. We design our products in a modular fashion to offer a wide range of options to our customers, including the ability to deploy new technologies at minimal cost as technology standards change. Our electronic payment systems are easily integrated with a full range of optional external devices, including secure PIN pads, check imaging equipment, barcode readers, contactless / RFID readers and biometric devices. Our secure PIN pads support credit and debit transactions, as well as a wide range of applications that are either built into electronic payment systems or connect to electronic cash registers, or ECRs, and other electronic payment systems. In addition, we offer an array of certified software applications and application libraries that enable our countertop systems and secure PIN pads to interface with major ECR systems.

Mobile / Wireless

We offer a line of wireless system solutions that support IP-based CDMA, GPRS and Wi-Fi technologies for secure, “always on” connectivity. We reduce the complexity of developing, integrating and supporting new wireless technologies from our customers, and offer them the ability to quickly adapt to new technologies while continuing to use our Vx, NURIT and Xplorer electronic payment systems. We expect that one of the largest market opportunities for wireless solutions will be developing countries where wireless telecommunications networks are being deployed at a much faster rate than wireline networks. We also expect to use wireless system solutions to enter into new markets for electronic payment solutions such as the emerging pay-at-the-table solutions for full-service restaurants and systems for transportation and delivery segments where merchants and consumers are demanding secure payment systems to reduce fraud and identity theft.

Consumer-activated

We offer a line of products specifically designed for consumer-activated functionality at the point of sale. These products include large, easy-to-read displays, user-friendly interfaces, ECR interfaces, durable key pads, signature capture functionality and other features that are important to serving customers in a multi-lane retail environment. For example, our signature capture devices automatically store signatures and transaction data for fast recall, and the signature image is time stamped for fraud prevention. Our consumer-activated system solutions also enable merchants to display advertising, promotional content, loyalty program information and electronic forms in order to market products and services to consumers at the point of sale. We have extended our product portfolio to support these same features into the unattended market segments such as parking, ticketing, vending machines, gas pumps, self-checkout and QSR markets.

Petroleum

Our family of products for petroleum companies consists of integrated electronic payment systems that combine card processing, fuel dispensing and ECR functions, as well as secure payment systems for integration with leading petroleum pump controllers and systems. These products are designed to meet the needs of petroleum company operations, where rapid consumer turnaround, easy pump control and accurate record keeping are imperative. These products allow our petroleum company customers to manage fuel dispensing and control and enable “pay at the pump” functionality, cashiering, store management, inventory management and accounting for goods and services at the point of sale. They are compatible with a wide range of fuel pumps, allowing retail petroleum outlets to integrate our systems easily at most locations. We have recently expanded this suite of products to add a range of high security unattended devices and related software products targeted to international markets.

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

Our Services

Client Services

We support our installed base by providing payment system consulting, deployment, on-site and telephone-based installation and training, 24-hour help desk support, repairs, replacement of impaired system solutions, asset tracking and reporting. We provide a single source of comprehensive management services providing support primarily for our own system solutions in most vertical markets. Our services address many system configurations, including local area networks, leased-line and dial-up environments. We also offer customized service programs for specific vertical markets in addition to standardized service plans.

Customized Application Development

We provide specific project management services for large turn-key application implementations. Our project management services include all phases of implementation, including customized software development, procurement, vendor coordination, site preparation, training, installation, follow-on support and legacy system disposal. We also offer customer education programs as well as consulting services regarding selection of product and payment methodologies and strategies such as debit implementation. We believe that our client services are distinguished by our ability to perform mass customizations for large customers quickly and efficiently.

Technology

We have developed the following core technologies that are essential to the creation, delivery and management of our system solutions. We believe these technologies are central to our leadership position in the electronic payment solutions industry.

Platform Architecture

Our secure, multi-tasking, multi-application platform architecture consists of an ARM System-on-Chip and our Verix and NURIT operating systems, multi-application support and file authentication technology. The combination of these technologies provides an innovative memory protection and separation scheme to ensure a robust and secure operating environment, enabling the download and execution of multiple applications on an electronic payment system without the need for recertification.

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

In addition to the above platform, our newer consumer-activated and petroleum system solutions incorporate the use of a commercial Linux operating system that has been customized to include security, application resources and data communication capabilities required in these payment systems. The Linux operating system was chosen for functionality, adaptability and robustness as well as the readily available development tools for graphical user interface and multi-media content applications.

Libraries and Development Tools

We believe that by delivering a broad portfolio of application libraries and development tools to our large community of internal and third party application developers, we are able to significantly reduce the time to obtain certification for our system solutions. By packaging complex programming modules such as EMV, smart card interfaces, wireless communications, IP and secure socket layer, or SSL, into standard libraries with defined programming interfaces, we facilitate the timely and consistent implementation of our multi-application system solutions. Further, we maintain a high level of application compatibility across platforms, facilitating the migration of applications to future solutions.

We also provide developer tool kits that contain industry standard visual development environments (C/C++) along with platform-specific compilers and debuggers. We provide numerous support vehicles for our application development communities, including Developer Training, a dedicated developers’ support team and VeriFone DevNet, an online developers’ portal that provides registered developers access to libraries, tools, programming guides and support. Our libraries, tool kits, training and support systems facilitate the rapid growth in deployment of third party, value-added applications for our system solutions.

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

Remote Management System

Effective remote management is essential to cost effective deployment and maintenance of electronic payment systems. Our VeriCentre and NURIT Control Center systems provide broad remote management functionality for our system solutions, including software downloads, application management, remote diagnostics and information reporting. Our management system licensees are responsible for the implementation, maintenance and operation of the system. In certain markets and with certain customers, we maintain and manage the system to provide remote management services directly to customers. In addition, message management functionality allows financial institutions and payment processors to send customized text and graphics messages to any or all of their Verix or NURIT terminal based merchants, and receive pre-formatted responses.

Customers

We specifically design our system solutions to meet the demanding requirements of our direct and indirect customers. These customers include global financial institutions, payment processors, petroleum companies, large retailers, government organizations and healthcare companies, as well as ISOs, which re-sell our system solutions to small merchants. In North America, for the year ended October 31, 2006, approximately one quarter of our sales were via ISOs, distributors, resellers and system integrators, approximately one half were direct sales to petroleum companies, retailers and government-sponsored payment processors, and the remainder were to non-government-sponsored payment processors and financial institutions. Internationally, for the year ended October 31, 2006, approximately 52% of our sales were via distributors, resellers and system integrators and the remaining 48% were direct sales to financial institutions, payment processors and major retailers. As a result of the Lipman acquisition, we expect our percentage of sales through the ISO channel to increase.

The percentage of net revenues to our ten largest customers, including First Data Corporation, and to a customer that accounted for more than 10% of net revenues are as follows:

	Years Ended October 31
	2006	2005	2004
Percentage of net revenues from our ten largest customers	36.1%	33.1%	36.3%
Percentage of net revenues to First Data Corp. and its affiliates	13.0%	12.0%	16.9%

Sales to First Data Corporation and its affiliates include its TASQ Technology division, which aggregates orders it receives from payment processors and ISOs. No other customer accounted for more than 10% of our net revenues for the years ended October 31, 2006, 2005 and 2004.

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

Our marketing group is responsible for product management, account management, program marketing and corporate communications. Our product management group analyzes and identifies product and technology trends in the marketplace and works closely with our research and development group to develop new products and enhancements. Our program marketing function promotes adoption of our branded solutions through initiatives such as our Value-Added Partner, or VAP, Program. Our corporate communications function coordinates key market messaging across regions, including public relations and go-to-market product campaigns.

As of October 31, 2006, we had 242 sales and marketing employees, representing approximately 19% of our total workforce. Additionally, subsequent to our November 2006 acquisition of Lipman, our sales and marketing employees, net of terminations in both companies, increased to a total of 437, representing 19% of our total workforce post-acquisition.

Our VAP Program provides a technical, operational and marketing environment for third party developers to leverage our distribution channels to sell value-added applications and services. As of October 31, 2006, over 39 third party developers, or partners, in our VAP Program, have provided solutions for pre-paid cards, gift card and loyalty card and age verification services, among others. Through the program, merchants obtain seamless access to value-added applications, allowing them to differentiate their offerings without a costly product development cycle.

Global Outsourcing and Manufacturing Operations

Prior to our Lipman acquisition, we outsourced 100% of our product manufacturing to providers in the Electronic Manufacturing Services, or EMS, industry. This work was outsourced to Jabil Circuit, Sanmina-SCI and Inventech Appliances Corporation. We have enabled direct shipment capability for several product lines from our EMS providers to our customers in various countries around the world. We believe that we will be able to enhance our previous supply chain model by creating a hybrid global manufacturing function where we will be able to enjoy the best elements of our outsourced model combined with Lipman’s in-house manufacturing facilities located in Israel and Turkey. We believe that this new manufacturing model will provide us with significant advantages in terms of cost, new product introductions, flexibility to meet market demand and quality.

Competition

Our principal competitors in the market for electronic payment systems and services are: Gilbarco, Inc., a subsidiary of Danaher Corporation, Hypercom Corporation, Ingenico S.A., International Business Machines Corporation, MICROS Systems, Inc., NCR Corporation, Radiant Systems, Inc., SAGEM Monetal, Gemalto N.V. and Symbol Technologies, Inc., which was recently acquired by Motorola, Inc.

We compete primarily on the basis of the following factors: trusted brand, end-to-end system solutions, product certifications, value-added applications and advanced product features, advanced communications modularity, reliability and low total cost of ownership.

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

Our research and development expenses were $47.4 million, $41.8 million and $33.7 million for the years ended October 31, 2006, 2005 and 2004, respectively. Research and development expenses as a percent of net revenues were 8.1%, 8.6% and 8.6% for the years ended October 31, 2006, 2005 and 2004, respectively. As of October 31, 2006, we had 441 research and development employees representing approximately 34% of our total workforce. Following our November 2006 acquisition of Lipman, the number of our research and development employees, net of terminations in both companies, increased to a total of 698, representing 31% of our total workforce post-acquisition.

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

We actively participate in electronic payment industry working groups that help develop market standards. Our personnel are members of several working groups of the American National Standards Institute, or ANSI, a private, non-profit organization that administrates and coordinates voluntary standardization in the U.S. and the Industry Standards Organization which contains working groups responsible for international security standards. They have leadership roles on subcommittees that develop standards in such areas as financial transactions, petroleum industry and smart cards.

We also are subject to other legal and regulatory requirements, including the European Union’s Restriction on Hazardous Substances (RoHS) Directive and the European Union Directive on Waste Electrical and Electronic Equipment (WEEE), which are designed to restrict the use of certain hazardous substances in finished goods and to require active steps to promote recycling of components to limit the total quantity of waste going to final disposal.

Although the European Commission has adopted both directives, each Member State is responsible for their enforcement. Each EU member state has an independent responsibility to enact national law to give effect to the WEEE Directive within its own borders, resulting in some variations in the implementation of WEEE among the different EU countries. In contrast, the RoHS has been universally implemented in all EU countries in the same way. In addition, similar legislations could be enacted in other jurisdictions, including the United States.

We believe we took all necessary steps to ensure all newly finished goods shipping into EU markets were fully compliant to both directives as of July 1, 2006. We are also working diligently with local business representatives and/or customers on the various local WEEE compliance strategies, including WEEE collection, reporting and recycling schemes.

We are also subject to the following standards and requirements:

Security Standards

Industry and government security standards ensure the integrity of the electronic payment process and protect the privacy of consumers using electronic payment systems. New standards are continually being adopted or proposed as a result of worldwide fraud prevention initiatives, increasing the need for new security solutions and technologies. In order for us to remain compliant with the growing variety of international requirements, we have developed a security architecture that incorporates physical, electronic, operating system, encryption and application-level security measures. This architecture has proven successful even in countries that have particularly stringent and specific security requirements, such as Australia, Canada, Germany, the Netherlands, New Zealand, Singapore, Sweden and Switzerland.

Card Association Standards

EMV Standards.   EuroPay, MasterCard International and Visa International have introduced new security standards to address the growing need for transaction security and interoperability. One important example is their establishment of EMV Co, a smart card standards organization that has prescribed specifications for electronic payment systems (MasterCard, Visa and JCB) to receive certifications for smart card devices and applications. The EMV standard is designed to ensure global smart card interoperability across all electronic payment systems. To ensure adherence to this standard, specific certifications are required for all electronic payment systems and their application software. We maintain EMV certifications across our applicable product lines.

Visa, MasterCard and JCB PCI Standard.   In October of 2004, Visa International and MasterCard mandated a common standard methodology for how PIN Entry Devices, or PEDs, are tested and approved. This new standard, called Payment Card Industry PIN Entry Devices, or PCI PED, superseded Visa and MasterCard’s respective standards. As of January 1, 2004, all newly deployed POS PIN acceptance device models (including replacement devices) must have passed testing by a PCI-recognized laboratory and been approved by PCI. As of July 1, 2006, all non-PCI PED approved PIN acceptance devices installed around the world must be replaced with approved PCI PED models. To meet the PCI standards, a PED must pass testing by a PCI recognized laboratory. Visa International and MasterCard International will both approve a PED that tests successfully. In September 2005, the Japanese Credit Bureau (JCB) agreed to become a party to PCI and accept its standard. Further alignment with regional and national debit networks and certification bodies may occur, which would enable electronic payment system providers to certify payment technology more quickly and cost effectively. In practice, the PCI PED approval process represents a significant increase in level of security and technical complexity for PIN Entry Devices.

MasterCard PTS and TQM Standard.   The MasterCard POS Terminal Security (PTS) Program addresses stability and security of IP communications between IP-enabled POS terminals and the acquirer host system using authentication/encryption protocols approved by MasterCard ensuring transaction data integrity. The purpose of this program is threefold:

•       provide POS vendors with security guidelines to counter the threats presented by the use of Internet/IP technologies within the POS terminal infrastructure;

•       specifically address network vulnerabilities within the increasingly popular IP networks; and

•       identify potential vulnerabilities of an end-to-end solution that may occur as a result of failing to provide confidentiality, integrity, availability, authentication, non-repudiation and replay attack prevention on the data being transmitted over the Internet.

We have successfully achieved Vx product-line compliance with the new MasterCard PTS security specification regarding security of IP-based systems. The MasterCard PTS (POS Terminal Security) program approval applies to the Vx 510, Vx 570, Vx 610, and the Vx 670. We are the first and only terminal vendor to achieve such a distinction across an entire product line.

The MasterCard Terminal Quality Management (TQM) program was created in 2003 to “help ensure the quality and reliability of EMV compliant terminals worldwide.” MasterCard’s TQM program validates the entire lifecycle of the product, from design to manufacturing and deployment. This is a hardware quality management program, on top of the EMV Level 1 certification. It mainly involves the review and audit of the vendor’s process in different phases (implementation, manufacturing and distribution). At the end of the process, the product is given a quality label. MasterCard has mandated the quality label to all their member banks and has made it a pre-requisite for their Terminal Integration Process (TIP) since December 2003. The implication is that no EMV application end-to-end certification and therefore deployment can be done without having the quality label. We maintain TQM approval across all EMV Level 1 approved products.

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

We currently hold trademark registration in approximately 26 countries for VERIFONE and in approximately 40 countries for VERIFONE and our ribbon logo. We currently hold trademark registration in the United States and a variety of other countries for product names and other marks.

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

Employees

As of October 31, 2006, we employed 1,306 persons worldwide. Subsequent to our November 2006 acquisition of Lipman, we employed a total of 2,287 persons, net of terminations in both companies. None of our employees are represented by a labor union agreement or collective bargaining agreement. We have not experienced any work stoppages and we believe that our employee relations are good.

Available Information

Our Internet address is http://www.verifone.com. We make available free of charge on our investor relations website under “SEC Filings” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K. Registration Statement on Form S-4 and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov.

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

Risks Related to Our Business

Although we expect that the acquisition of Lipman will result in benefits to our company, those benefits may not occur because of integration and other challenges.

Achieving the benefits we expect from the acquisition of Lipman depends in part on our ability to integrate VeriFone’s and Lipman’s technology, operations and personnel in a timely and efficient manner. Although much of this integration has already occurred, some of the more complex aspects of integration will take time to complete. The challenges involved in this integration include:

•       incorporating Lipman’s technology and products into our next generation of products;

•       integrating Lipman’s technical team in Israel with our larger and more widely dispersed engineering organization;

•       coordinating research and development activities to enhance introduction of new products, services and technologies;

•       integrating Lipman’s in-house manufacturing model with the outsource model employed by VeriFone;

•       integrating Lipman’s international operations with those of VeriFone; and

•       persuading the employees in various jurisdictions that Lipman’s business cultures are compatible with ours, maintaining employee morale and retaining key employees.

If our operations after the acquisition do not meet the expectations of existing customers of VeriFone or Lipman, then these customers may cease doing business with the company altogether, which would harm our results of operations and financial condition.

Costs associated with the acquisition are difficult to estimate, may be higher than expected and may harm the financial results of the combined company. We will incur substantial direct expenses associated with the merger, and additional costs associated with consolidation and integration of operations. If the total costs of the acquisition exceed estimates or the benefits of the acquisition do not exceed the total costs of the acquisition, our financial results could be adversely affected.

We intend to make acquisitions and strategic investments, which will involve numerous risks. We may not be able to address these risks without substantial expense, delay or other operational or financial problems.

Although we have a limited history of making acquisitions or strategic investments, a part of our strategy will be to acquire or make investments in related businesses, technologies or products in the future. Acquisitions or investments, including the acquisition of Lipman, involve various risks, such as:

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

Both VeriFone and Lipman have experienced a period of rapid growth, and if we cannot adequately manage our growth, our result of operations will suffer.

Both VeriFone and Lipman have experienced rapid growth in our operations, both internally and from Lipman’s acquisition of Dione in 2004, and will grow further as a result of the merger. The anticipated future growth of the expanded company may place a significant strain on managerial, operational and financial resources. We cannot be sure that we have made adequate allowances for the costs and risks associated with our expansion, or that our systems, procedures and managerial controls will be adequate to support our expanded operations. Any delay in implementing, or transitioning to, new or enhanced systems, procedures or controls may adversely affect our ability to manage our product inventory and record and report financial and management information on a timely and accurate basis. We believe our growth will require us to hire additional engineering, technical support, sales, administrative and operational personnel. Competition for qualified personnel can be intense in the areas where we operate. The process of locating, training and successfully integrating qualified personnel into our operations can be lengthy and expensive. If we are unable to successfully manage our expansion, we may not grow our business, our expenses may increase and our results of operations may be adversely affected.

A growing percentage of Lipman’s business has been executed towards the end of its fiscal quarters. This trend could negatively impact our business and results of operations after the acquisition.

Over the past several years, Lipman’s fiscal quarters have tended toward becoming increasingly back end loaded. This means that sales orders are being received and revenue recognized increasingly towards the latter part of each fiscal quarter. If this trend continues, and in particular if our other operations experience a similar trend, our business and results of operations could be adversely affected due to the following factors:

•       the manufacturing processes at our manufacturing facility in Israel could become concentrated in a shorter time period. This concentration of manufacturing could increase labor and other manufacturing costs and negatively impact gross margins. The risk of inventory write offs could also increase if we were to hold higher inventory levels to counteract this;

•       the higher concentration of orders may make it difficult to accurately forecast component requirements and, as a result, we could experience a shortage of the components needed for production, possibly delaying shipments and causing lost orders; and

•       if we are unable to fill orders at the end of a quarter shipments may be delayed. This could increase the fluctuation of quarterly results if shipments are delayed from one fiscal quarter to the next or orders being cancelled by customers.

The government tax benefits that Lipman currently receives require it to meet several conditions and may be terminated or reduced in the future, which would reduce our net income.

Lipman has received tax benefits under Israeli law for capital investments that are designated as “Approved Enterprises.” Lipman received such tax benefits of approximately $5.0 million in 2005 and $6.4 million in 2004. To maintain our eligibility for these tax benefits, we must continue to meet conditions, including making specified investments in property, plant and equipment, and continuing to manufacture in Israel. If we do not comply with these conditions in the future, the benefits received could be cancelled or reduced and we could be required to pay increased taxes or refund the amounts of the tax benefits Lipman received in the past, together with interest and penalties. Also, an increase in our assembly of products outside of Israel may be construed as a failure to comply with these conditions. These tax benefits may not continue in the future at the current levels or at all. The termination or reduction of these tax benefits, or our inability to qualify for new programs, could adversely affect our results of operations. Lipman has retained earnings of approximately $71.0 million, the vast majority of which are attributable to Lipman’s Approved Enterprise programs. As such these earnings were not subject to Israeli corporate tax at the time they were generated. To the extent that these retained earnings are distributed to us in the future, Lipman would be subject to corporate tax at the rate ordinarily applicable to such earnings (currently between 10% and 25%).

We face risks related to a planned migration to a common enterprise resource planning information system to integrate all business and finance activities

We are in the process of migrating to a new enterprise resource planning information system, which will replace our existing system. We plan to integrate all business and finance activities into this new system by the first quarter of fiscal year 2008. Due to the size and complexity of our business, including the recent acquisition of Lipman, the conversion process will be very challenging. Any disruptions and problems that occur during the system conversion could adversely impact our ability to finish the conversion in a timely and cost effective way. Even if we do succeed, the implementation may be much more costly than we anticipated. If we are unable to successfully implement our new information system as planned, in addition to adversely impacting our financial position, results of operations and cash flows in the short and long term, it could also affect our ability to collect the information necessary to timely file our financial reports with the SEC.

We depend upon third parties to physically manufacture many of our systems and to supply the components necessary to manufacture our products.

Prior to the Lipman acquisition, VeriFone did not operate the production facilities that manufacture the physical systems we design which form part of our system solutions. In addition, Lipman did not manufacture systems it sold in Brazil or a majority of the systems designed by its Dione subsidiary. We arrange for a limited number of third parties to manufacture these systems under our specifications. Components such as application specific integrated circuits (ASICs), payment processors, wireless modules, modems and printer mechanisms that are necessary to manufacture and assemble our systems are sourced either directly by us or on our behalf by our contract manufacturers from a variety of component suppliers selected by us. If our suppliers are unable to produce the quantities that we require, we would be faced with a shortage of critical components. We also experience from time to time an increase in the lead time for delivery of some of our key components. We may not be able to find alternative sources in a timely manner if suppliers of our key components become unwilling or unable to provide us with adequate supplies of these key components when we need them or if they increase their prices. The inability to obtain sufficient key components as required, or to develop alternative sources if and as required in the future, or to replace our component and factory tooling for our products in a timely manner if they are damaged or destroyed, could cause delays or reductions in product shipments. This could harm our relationships with our customers and cause our revenues to decline. Even if we are able to secure alternative sources or replace our tooling in a timely manner, our costs could increase. For the year ended October 31, 2006, over half of our component spending was for components we sourced from a single supplier or a small number of suppliers.

Subsequent to our acquisition of Lipman, we have significant operations in Israel and therefore our results of operations may be adversely affected by political or economic instability or military operations in or around Israel.

Following the Lipman acquisition, we have offices, a manufacturing facility and many of our suppliers in Israel. Therefore, political, economic and military conditions in Israel directly affect our operations. We cannot predict the effect on us of any increase in the degree of violence against Israel or the effect of military action elsewhere in the Middle East. During 2006, hostilities have escalated between Israel and Hamas in the Gaza Strip and between Israel and Hezbollah, based in Lebanon. The future of peace efforts between Israel and its Arab neighbors remains uncertain. Any armed conflicts or further political instability in the region is likely to negatively affect business conditions and adversely affect our results of operations. Furthermore, several countries continue to restrict or ban business with Israel and Israeli companies. These restrictive laws and policies may seriously limit our ability to make sales in those countries.

In addition, many employees in Israel are obligated to perform at least 30 days and up to 40 days, depending on rank and position, of military reserve duty annually and are subject to being called for active duty under emergency circumstances. If a military conflict or war arises, these individuals could be required to serve in the military for extended periods of time. Our operations in Israel could be disrupted by the absence for a significant period of one or more key employees or a significant number of other employees due to military service. Any disruption in the operations could materially adversely affect our business.

We depend on our manufacturing and warehouse facility in Israel. If operations at this facility are interrupted for any reason, there could be a material adverse effect on our results of operations.

We currently assemble and test a majority of our NURIT products and some of our Dione products at our manufacturing facility located in Israel and plan to produce other products there in the near future. Component and finished product inventories are also stored at this facility. Disruption of the manufacturing process at this facility or damage to it, whether as a result of fire, natural disaster, act of war, terrorist attack or otherwise, could materially affect our ability to deliver products on a timely basis and could materially adversely affect our results of operations. We also assemble some of our NURIT products in Brazil and Turkey and are reviewing the possibility of manufacturing in other countries. To the extent products are manufactured by third parties in additional countries, we may become more dependent on third party manufacturers to produce and deliver products sold in these markets on a timely basis and at an acceptable cost.

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

A significant percentage of our net revenues is attributable to a limited number of customers, including distributors and ISOs. For the year ended October 31, 2006, VeriFone’s ten largest customers accounted for approximately 36.1% of VeriFone’s net revenues and sales to First Data Corporation and its affiliates represented 13.0% of VeriFone’s net revenues in that period. Our sales of System Solutions to First Data and its affiliates include sales to its TASQ Technology division, which distributes payment devices to ISOs and financial institutions such as Wells Fargo & Company and Chase Merchant Services. For the year ended December 31, 2005 and the first three calendar months of 2006, Lipman’s ten largest customers accounted for approximately 46.3% and 47.2% of its revenues. If any of our large customers significantly reduces or delays purchases from us or if we are required to sell products to them at reduced prices or on other terms less favorable to us, our revenues and income could be materially adversely affected.

A significant portion of our net revenues is generated outside of the United States and we intend to continue to expand our operations internationally. Our results of operations could suffer if we are unable to manage our international expansion and operations effectively.

During the year ended October 31, 2006, 45.6% of VeriFone’s net revenues were generated outside of the United States. During the year ended December 31, 2005, 70.0% of Lipman’s revenues were generated outside the United States and Israel. We expect our percentage of net revenues generated outside of the United States to increase materially in the coming years. Part of our strategy is to expand our penetration in existing foreign markets and to enter new foreign markets. Our ability to penetrate some international markets may be limited due to different technical standards, protocols or product requirements. Expansion of our international business will require significant management attention and financial resources. Our international net revenues will depend on our continued success in the following areas:

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

•       changes in a specific country’s or region’s political or economic conditions; and

•       greater difficulty in safeguarding intellectual property in areas such as China, Russia and Latin America.

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

•       delays in the implementation and delivery of our products and services, which may impact the timing of our recognition of revenues;

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

•       we may be unable to hedge currency risk for some transactions because of a high level of uncertainty or the inability to reasonably estimate our foreign exchange exposures; and

•       we may be unable to acquire foreign exchange hedging instruments in some of the geographic areas where we do business, or, where these derivatives are available, we may not be able to acquire enough of them to fully offset our exposure.

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

We offer complex solutions that are susceptible to undetected hardware and software errors or failures. Solutions may experience failures when first introduced, as new versions are released or at any time during their lifecycle. Any product recalls as a result of errors or failures could result in the loss of or delay in market acceptance of our solutions and adversely affect our business and reputation. Any significant returns or warranty claims could result in significant additional costs to us and could adversely affect our results of operations. Our customers may also run third-party software applications on our electronic payment systems. Errors in third-party applications could adversely affect the performance of our solutions.

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

As a result of these factors, we regularly run the risk of maintaining excess inventory levels. This risk may be enhanced to the extent we increase inventory levels in response to expected customer requirements. The accumulation of excess or obsolete inventory may result in price reductions and inventory write-downs, which could adversely affect our business and financial condition. VeriFone incurred an obsolescence cost of $3.5 million for the year ended October 31, 2006, primarily as a result of discontinued and legacy financial and retail products and check readers, and established a reserve for certain memory components that are high risk in nature as they are no longer used in manufacturing and are only being held as future repair stock. For the year ended October 31, 2005, VeriFone incurred an obsolescence cost of $4.3 million primarily as a result of the customers shifting to the new Vx  Solutions, our latest generation of system solutions, employing a 32-bit ARM9 System-on-Chip running our Verix operating system which provides a consistent user interface and secure multi-application platform across several payment systems. Technological changes and evolving technological and industry standards are resulting in shorter life cycles for inventory. Shorter life cycles could also cause decreases in selling price, inventory write-offs and a lower rate of return on our research and development expenditures, all of which could adversely affect our results of operations.

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

We have received, and have currently pending, third-party claims and may receive additional notices of such claims of infringement in the future. Infringement claims may cause us to incur significant costs in defending those claims. For example, during 2005, VeriFone incurred approximately $1.2 million and Lipman incurred approximately $1.5 million in expenses in connection with the defense and settlement of proceedings brought by Verve L.L.C. Infringement claims are expensive and time consuming to defend, regardless of the merits or ultimate outcome. Similar claims may result in additional protracted and costly litigation. There can be no assurance that we will continue to prevail in any such actions or that any license required under any such patent or other intellectual property would be made available on commercially acceptable terms, if at all. See “Item 3—Legal Proceedings.”

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

Our Brazilian subsidiary has been notified of a tax assessment regarding Brazilian state value added tax, or VAT, for the periods from January 2000 to December 2001 that relates to products supplied to us by a contract manufacturer. The assessment relates to an asserted deficiency of 7.4 million Brazilian reais (approximately $3.4 million) including interest and penalties. The tax assessment was based on a clerical error in which our Brazilian subsidiary omitted the required tax exemption number on its invoices. On May 25, 2005, we had an administrative hearing with respect to this audit. Management expects to receive the decision of the administrative judges sometime in 2007. In the event we receive an adverse ruling from the administrative body, we will decide whether or not to appeal and would reexamine the determination as to whether an accrual is necessary.

On December 11, 2006, we received a civil investigative demand from the Department of Justice regarding an investigation into our acquisition of Lipman which requests certain documents principally with respect to the companies’ integration plans and communications prior to the completion of this acquisition.  Although we have commenced the process of gathering documents in response to this request, we cannot predict what actions, if any, will result from this investigation.

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

Terrorist attacks, war and international political instability, along with health epidemics may disrupt our ability to generate revenues. Such events may negatively affect our ability to maintain sales revenues and to develop new business relationships. Because a substantial and growing part of our revenues is derived from sales and services to customers outside of the United States and we have our electronic payment systems manufactured outside the U.S., terrorist attacks, war and international political instability anywhere may decrease international demand for our products and inhibit customer development opportunities abroad, disrupt our supply chain and impair our ability to deliver our electronic payment systems, which could materially adversely affect our net revenues or results of operations. Any of these events may also disrupt global financial markets and precipitate a decline in the price of our common stock.

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and are exposed to future risks of non-compliance.

We are required to furnish a report by our management on our internal control over financial reporting pursuant to the Sarbanes-Oxley Act. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of such internal control.

The Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) provides a framework for companies to assess and improve their internal control systems. Auditing Standard No. 2 provides the professional standards and related performance guidance for independent registered public accounting firms to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404. Management’s assessment of internal control over financial reporting requires management to make subjective judgments, and particularly because Auditing Standard No. 2 is newly effective, some of the judgments will be in areas that may be open to interpretation, and therefore, the report may be uniquely difficult to prepare, and our independent registered public accounting firm may not agree with our assessments.

We completed the evaluation of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, for the fiscal year ended October 31, 2006. Our assessment, testing and evaluation resulted in our conclusion that as of October 31, 2006, our internal control over financial reporting was effective. However, our controls, nonetheless, may not prove to be adequate for the periods covered by that report and, in any event, we cannot predict the outcome of our testing in future periods. If our internal controls are ineffective in future periods, our financial results or the market price of our stock could be adversely affected. In any event, we will incur additional expenses and commitment of management’s time in connection with further evaluations, which may adversely affect our future operating results and financial condition.

While we believe we comply with environmental laws and regulations, we are still exposed to potential risks associated with environmental laws and regulations

We are subject to other legal and regulatory requirements, including a European Union directive that places restrictions on the use of hazardous substances (RoHS) in electronic equipment and a European Union directive on Waste Electrical and Electronic Equipment (WEEE). RoHS sets a framework for producers’ obligations in relation to manufacturing (including the amounts of named hazardous substances contained in products sold) and WEEE sets a framework for treatment, labeling, recovery and recycling of electronic products in the European Union which may require us to alter the manufacturing of the physical devices that include our solutions and/or require active steps to promote recycling of materials and components. Although the WEEE directive has been adopted by the European Commission, national legislation to implement the directive is still pending in the member states of the European Union. In addition, similar legislation could be enacted in other jurisdictions, including in the United States. If we do not comply with the RoHS and WEEE directive, we may suffer a loss of revenue, be unable to sell in certain markets or countries, be subject to penalties and enforced fees and/or suffer a competitive disadvantage. Furthermore, the costs to comply with RoHS and WEEE, or with current and future environmental and worker health and safety laws may have a material adverse effect on our results of operation, expenses and financial condition.

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

Our system solutions must meet industry standards imposed by EMV Co, Visa, MasterCard and other credit card associations and standard setting organizations. New standards are continually being adopted or proposed as a result of worldwide anti-fraud initiatives, the increasing need for system compatibility and technology developments such as wireless and wireline IP communication. Our solutions also must comply with government regulations, including those imposed by telecommunications authorities and independent standards groups worldwide regarding emissions, radiation and connections with telecommunications and radio networks. We cannot be sure that we will be able to design our solutions to comply with future standards or regulations on a timely basis, if at all. Compliance with these standards could increase the cost of developing or producing our solutions. New products designed to meet any new standards need to be introduced to the market and ordinarily need to be certified by the credit card associations and our customers before being purchased. The certification process is costly and time consuming and increases the amount of time it takes to sell our products. Our business and financial condition could be adversely affected if we cannot comply with new or existing industry standards, or obtain or retain necessary regulatory approval or certifications in a timely fashion, or if compliance results in increasing the cost of our products. Selling products that are non-compliant may result in fines against us or our customers, which we may be liable to pay.

Risks Related to Our Capital Structure

Our secured credit facility contains restrictive and financial covenants and, if we are unable to comply with these covenants, we will be in default. A default could result in the acceleration of our outstanding indebtedness, which would have an adverse effect on our business and stock price.

In connection with the Lipman acquisition, we entered into a new secured term loan and revolving credit facility. We drew $192.9 million of the term loan on October 31, 2006 to repay our existing credit facility and pay fees and expenses. We drew the remainder of the term loan on November 1, 2006, to pay a portion of the cash purchase price for Lipman. As of November 1, 2006, we had outstanding indebtedness under this new facility of $500 million. This new credit facility replaced our previous secured credit facility with a syndicate of banks.

Our new secured credit facility contains customary covenants that require our subsidiaries to maintain certain specified financial ratios and restrict their ability to make certain distributions with respect to their capital stock, prepay other debt, encumber their assets, incur additional indebtedness, make capital expenditures above specified levels, engage in certain business combinations, or undertake various other corporate activities. Therefore, as a practical matter, these covenants restrict our ability to engage in or benefit from such activities. In addition, we have, in order to secure repayment of our secured credit facility, pledged substantially all of our assets and properties. This pledge may reduce our operating flexibility because it restricts our ability to dispose of these assets or engage in other transactions that may be beneficial to us.

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

Our indebtedness and debt service obligations will increase under new secured credit facility, which may adversely affect our cash flow, cash position and stock price.

We intend to fulfill our debt service obligations under our new secured credit facility from existing cash, investments and operations. In the future, if we are unable to generate cash or raise additional cash financings sufficient to meet these obligations and need to use more of our existing cash than planned or to liquidate investments in order to fund these obligations, we may have to delay or curtail the development and or the sales and marketing of new payment systems.

Our new indebtedness could have significant additional negative consequences, including, without limitation:

•       requiring the dedication of a significant portion of our expected cash flow to service the indebtedness, thereby reducing the amount of expected cash flow available for other purposes, including capital expenditures;

•       increasing our vulnerability to general adverse economic conditions;

•       limiting our ability to obtain additional financing; and

•       placing us at a possible competitive disadvantage to less leveraged competitors and competitors that have better access to capital resources.

GTCR has substantial influence over our operations, which will limit our other stockholders’ ability to influence corporate activities and may adversely affect the market price of our common stock.

GTCR beneficially owns or controls shares representing, in the aggregate, an approximate 28.6% voting interest in our company as of October 31, 2006 and 23.8% after Lipman acquisition and two of the eight members on our board of directors are affiliated with GTCR. Accordingly, GTCR may exercise substantial influence over our operations and business strategy. In addition, GTCR will have substantial influence over the outcome of votes on all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions.

GTCR may also exercise control, with respect to mergers or other business combinations that involve a change in control of us, under a stockholders agreement among us, GTCR and certain other stockholders. Subject to specified conditions, that agreement requires the stockholders who are parties to it to consent to a sale of VeriFone Holdings, Inc. to a non-affiliate of GTCR if the sale is approved by the holders of a majority of the shares subject to the agreement. Certain information concerning related party is incorporated by reference from the information contained under the caption “Certain Relationships and Related Transactions” in our Proxy Statement for 2007 Annual Meeting of Stockholders.

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

Two principals of GTCR serve on our board of directors, which currently has eight members. GTCR and its affiliates may invest in entities that directly or indirectly compete with us or companies in which they currently invest may begin competing with us. As a result of these relationships, when conflicts between the interests of GTCR and the interests of our other stockholders arise, these directors may not be disinterested. Although our directors and officers have a duty of loyalty to us, under Delaware law and our certificate of incorporation, transactions that we enter into in which a director or officer that is a representative of GTCR has a conflict of interest are generally permissible so long as (1) the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to our board of directors and a majority of our disinterested directors approves the transaction, (2) the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to our stockholders and a majority of our disinterested stockholders approves the transaction, or (3) the transaction is otherwise fair to us. GTCR’s representatives will not be required to offer to us any transaction opportunity of which they become aware and could take any such opportunity for themselves or offer it to other companies in which they have an investment, unless such opportunity is expressly offered to them solely in their capacity as a director of us.

Some provisions of our certificate of incorporation and bylaws may delay or prevent transactions that many stockholders may favor.

Some provisions of our certificate of incorporation and bylaws may have the effect of delaying, discouraging or preventing a merger or acquisition that our stockholders may consider favorable, including transactions in which stockholders might receive a premium for their shares. These provisions include:

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

•       sales of VeriFone’s common stock by Lipman shareholders receiving VeriFone common stock in the merger; and

•       sales of our common stock, including sales of our common stock by our directors and officers or by GTCR or our other principal stockholders.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

Our principal executive offices are located in approximately 17,500 square feet of leased office space in San Jose, California under a lease expiring in July of 2010. We also lease the following principal facilities in the United States:

		Approximate	Lease
Use	Location	square footage	expiration date
R&D/ Supply Chain	Rocklin, California	49,000	October 2008
Distribution Center	Lincoln, California	114,000	December 2006
North American Sales Offices	Alpharetta, Georgia	87,500	February 2007
Petro Sales and R&D/ Call Center	Clearwater, Florida	91,000	July 2016
R&D	Savannah, Georgia	8,400	February 2012

We also lease and occupy regional offices in various cities in the United States for our sales, service and application engineering operations. These leases total approximately 21,000 square feet and expire on dates ranging from December 2006 to March 2011.

We plan to rationalize all our properties as part of our restructuring process.

Outside the U.S., we lease the following principal facilities:

		Approximate	Lease
Use	Location	square footage	expiration date
Sales Office	Sao Paolo, Brazil	4,564	March 2007
Service Office	Barueri, Brazil	8,740	October 2011
Sales Office	London, UK	9,510	December 2010
Sales Office	Mexico City, Mexico	6,159	December 2006
Sales Office	Hong Kong	2,090	June 2007
Sales, Service and Supply Chain Office	Singapore, Singapore	12,776	December 2008
R&D	Taipei, Taiwan	19,540	August 2007
R&D	Bangalore, India	15,000	November 2010
R&D and Information Technology Support Office	Manila, Philippines	18,998	April 2007 to February 2008

We believe that our facilities are adequate for our current operations and, if necessary, can be replaced with little disruption.

As a result of our November 2006 acquisition of Lipman, we have assumed the following lease obligations:

		Approximate	Lease
Use	Location	square footage	expiration date
Sales, Application Development	Argentina	120	December 2008
Sales, Application Development	Australia	1,216	May 2007
Sales, Helpdesk, Application Development	Brazil	2,880	September 2007 to April 2008
Sales	Canada	205	January 2007
Sales, Application Development	India	14,198	December 2008
Sales, Application Development	Italy	3,443	June 2008 to December 2009
Sales	Mexico	843	May 2007
Sales, Application Development, G&A, Field Services	PRC	25,273	March 2007 to December 2010
Sales	Russia	2,734	April 2007
Sales, Application Development	Spain	5,177	April 2007
Field Services, Sales, Helpdesk, Technical Support, G&A, Operations	Turkey	62,602	January 2007 to August 2007
Sales, Application Development, G&A, Warehouse, R&D	UK	21,000	August 2014
Sales, Application Development, G&A, Warehouse, R&D	USA	29,300	June 2007 to March 2009
Sales, Application Development	Finland	6,000	May 2007

Lipman owns a 61,000 square foot office building located in Rosh Haayin, Israel. The office is located on land that Lipman has leased from the Israeli Lands Authority for a period of 49 years, ending 2041.

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

Our Brazilian subsidiary has been notified of a tax assessment regarding a Brazilian state value added tax, or VAT, regarding the periods from January 2000 to December 2001 that relates to products supplied to us by a contract manufacturer. The assessment relates to an asserted deficiency of 7.4 million Brazilian reais (approximately $3.4 million) including interest and penalties. The tax assessment was based on a clerical error in which our Brazilian subsidiary omitted the required tax exemption number on its invoices. We do not expect that we will ultimately incur a material liability in respect of this assessment, because we believe, based in part on advice of our Brazilian tax counsel, that we will prevail in the proceedings relating to this assessment. On May 25, 2005, we had an administrative hearing with respect to this audit. Management expects to receive the decision of the administrative judges sometime in 2007. In the event we receive an adverse ruling from the administrative body, we will decide whether or not to appeal and would reexamine the determination as to whether an accrual is necessary.

It is currently uncertain what impact the state tax examination may have with respect to our use of a corresponding exemption to reduce the Brazilian federal VAT.

On December 11, 2006, we received a civil investigative demand from the Department of Justice regarding an investigation into our acquisition of Lipman which requests certain documents principally with respect to the companies’ integration plans and communications prior to the completion of this acquisition. Although we have commenced the process of gathering documents in response to this request, we cannot predict what actions, if any, will result from this investigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of our fiscal year ended October 31, 2006.

Executive Officers of the Registrant

The names of our executive officers and their ages, titles and biographies are set forth below:

Name	Age	Position
Douglas G. Bergeron	46	Chairman of the Board of Directors, Chief Executive Officer
Barry Zwarenstein	58	Executive Vice President and Chief Financial Officer
Jesse Adams	55	Vice Chairman
Isaac Angel	50	Executive Vice President, Global Operations
William Atkinson	52	Executive Vice President, Payment Systems
Elmore Waller	57	Executive Vice President, Integrated Solutions

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

Barry Zwarenstein.   Mr. Zwarenstein, our Executive Vice President and Chief Financial Officer since November 2006 joined VeriFone Holdings, Inc. in June 2004 as Senior Vice President and Chief Financial Officer. Mr. Zwarenstein served as Chief Financial Officer of Iomega Corporation from November 2001 to June 2004, of Mellanox Technologies Limited from January 2001 to June 2001, of Acuson Corporation from October 1998 to December 2000, and of Logitech S.A. from July 1996 to September 1998. Mr. Zwarenstein started his career at FMC Corporation, where he held a variety of financial positions, including, at the time of his departure, Chief Financial Officer for FMC Europe in Brussels, Belgium. Mr. Zwarenstein received a Bachelor of Commerce degree from the University of Natal, South Africa and an M.B.A. from the Wharton School of Business at the University of Pennsylvania. He is qualified as a Chartered Accountant (South Africa).

Jesse Adams.   Mr. Adams has served as Vice Chairman since November 2006. From July 2001 through October 2006, Mr. Adams served as Executive Vice President, North America Sales. From July 1999 through December 2000, Mr. Adams was employed by Geac Computer Corporation as President of the Hospitality Group and as Senior Vice President of North America Sales and Marketing for the Enterprise Resource Planning Group. From 1983 through 1999, Mr. Adams was employed by SunGard Data Systems Inc. in a variety of sales and executive roles, including eight years as SVP of Western

Regional Sales. Mr. Adams also worked as a marketing representative and systems engineer at IBM Data Processing Division from 1979 to 1983. Mr. Adams holds a B.S. in Applied Science and Engineering from the U.S. Military Academy at West Point.

Isaac Angel.   Mr. Angel has served as Executive Vice President, Global Operations since November 2006. Prior to joining VeriFone, Mr. Angel served as Chief Executive Officer from February 2001 to October 2006 and as President from August 1999 to February 2001 of Lipman. He has been a senior employee of Lipman since 1979, initially as Chief Research and Development Manager and from 1993 to August 1999 as Senior Vice President, Marketing and Sales.

William Atkinson.   Mr. Atkinson has served as Executive Vice President, Payment Systems since November 2006. Mr. Atkinson has worked for VeriFone Holdings, Inc. since August 2001, and served as Executive Vice President of Global Marketing and Business Development at VeriFone from August 2002 through October 2006. From August 2001 through April 2002, Mr. Atkinson served as Vice President, North America Financial Channels at VeriFone. From October 1999 through January 2001, Mr. Atkinson was Senior Vice President, Sales and Marketing at Cayenta, Inc., a subsidiary of Titan Corporation. He was also Senior Vice President, Worldwide Sales Operations at Vertel Corporation, from March 1999 to October 1999. From October 1996 to March 1999, he served in various positions, including Vice President of Worldwide Sales, Chief Financial Officer, and Chief Executive Officer and Chairman of the Board of Directors of Expersoft Corporation. Mr. Atkinson has also served in senior sales management roles at Dun and Bradstreet Systems, Inc. and SunGard Data Systems Inc. Mr. Atkinson earned a B.S. from Northern Illinois University.

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

PART II

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been quoted on the New York Stock Exchange under the symbol “PAY” since April 29, 2005. Prior to that time, there was no public market for our stock.

The following table sets forth for the indicated periods, the high and low closing sale prices of our common stock as reported by Bloomberg Financial market services.

Fiscal Year 2006	High	Low
First Quarter	$27.90	$22.67
Second Quarter	32.55	24.10
Third Quarter	32.94	26.32
Fourth Quarter	29.47	21.62

Fiscal Year 2005	High	Low
Second Quarter (commencing on April 29, 2005)	$11.30	$10.50
Third Quarter	22.33	10.80
Fourth Quarter	23.36	17.99

On October 31, 2006, the closing sale price of our common stock on the New York Stock Exchange was $29.21. As of November 30, 2006, there were approximately 41 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

In June 2004, prior to our initial public offering we paid a special dividend of approximately $97.4 million to our common stockholders and $17.1 million in respect of accrued dividends paid to the holders of our Class A redeemable convertible preferred stock as part of the redemption of all our outstanding Class A redeemable convertible preferred stock. Other than those payments, we have not declared or paid cash dividends on our capital stock in our most recent two full fiscal years. We do not expect to pay any cash dividends for the foreseeable future. We currently intend to retain any future earnings to finance our operations and growth. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent on earnings, financial condition, operating results, capital requirements, any contractual restrictions and other factors that our board of directors deems relevant. In addition, our secured credit facility contains limitations on the ability of our principal operating subsidiary, VeriFone, Inc., to declare and pay cash dividends. Because we conduct our business through our subsidiaries, as a practical matter these restrictions similarly limit our ability to pay dividends on our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

Number of securities
remaining available
	Number of securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	5,406,108	$17.84	6,333,255
Equity compensation plans not approved by security holders	—	—	—
Total	5,406,108	$17.84	6,333,255

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

	Successor(1)					Predecessor(2)
					Period from	Period from
					July 1, 2002 to	November 1, 2001
	Years Ended October 31,				October 31,	to June 30,
	2006	2005	2004	2003	2002	2002
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenues	$581,070	$485,367	$390,088	$339,331	$111,237	$184,356
Cost of net revenues:
Cost of net revenues excluding amortization of purchased core and developed technology assets	313,900	281,607	231,892	200,291	80,479	125,542
Amortization of purchased core and developed technology assets	5,625	6,935	9,745	14,148	4,679	—
Total cost of net revenues	319,525	288,542	241,637	214,439	85,158	125,542
Gross profit	261,545	196,825	148,451	124,892	26,079	58,814
Operating expenses:(3)
Research and development	47,353	41,830	33,703	28,193	10,322	20,037
Sales and marketing	58,607	52,231	44,002	40,024	13,925	26,848
General and administrative	42,573	29,609	25,503	25,039	10,342	26,093
Amortization of purchased intangible assets	4,703	4,967	10,200	10,200	3,399	—
In-process research and development	—	—	—	—	17,934	—
Total operating expenses	153,236	128,637	113,408	103,456	55,922	72,978
Operating income (loss)	108,309	68,188	35,043	21,436	(29,843)	(14,164)
Interest expense	(13,617)	(15,384)	(12,597)	(12,456)	(3,794)	(2,407)
Interest income	3,372	598	—	—	—	—
Other income (expense), net	(6,394)	(6,673)	(11,869)	3,557	(4,904)	1,694
Income (loss) before income taxes	91,670	46,729	10,577	12,537	(38,541)	(14,877)
Provision (benefit) for income taxes	32,159	13,490	4,971	12,296	(4,509)	4,593
Net income (loss)	59,511	33,239	5,606	241	(34,032)	(19,470)
Accrued dividends on preferred stock	—	—	4,959	6,916	5,218	—
Net income (loss) attributable to common stockholders	$59,511	$33,239	$647	$(6,675)	$(39,250)	$(19,470)
Net income (loss) per common share:(3)
Basic	$0.90	$0.57	$0.01	$(0.14)	$(0.81)	$(2.13)
Diluted	$0.86	$0.54	$0.01	$(0.14)	$(0.81)	$(2.13)
Weighted average shares used in computing net income (loss) per common share:(3)
Basic	66,217	58,318	50,725	48,869	48,459	9,121
Diluted	68,894	61,460	56,588	48,869	48,459	9,121
Cash dividends per common share	$—	$—	$1.72	$—	$—	$—

(3) Stock-based compensation included above:
Cost of net revenues—System Solutions	$709	$187	$—	$—	$—	$—
Research and development	1,194	358	—	—	—	—
Sales and marketing	2,057	663	—	—	—	—
General and administrative	2,040	479	400	81	17	—
	$6,000	$1,687	$400	$81	$17	$—

	Successor(1)				Predecessor(2)
	as of October 31,
	2006	2005	2004	2003	2002
Consolidated Balance Sheets Data:
Cash and cash equivalents	$86,564	$65,065	$12,705	$5,877	$3,040
Total assets	452,945	327,352	245,619	236,967	248,852
Long term debt and capital leases, including current portion	192,889	182,806	262,187	62,634	66,565
Class A redeemable convertible preferred stock	—	—	—	81,210	74,294
Total stockholders’ equity (deficit)	98,741	26,538	(135,387)	(39,141)	(32,659)
Other Data:
EBITDA, as adjusted(4)	$130,445	$86,423	$57,247	$49,854	$2,770

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

(3)          We adopted the fair value recognition and measurement provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, effective May 1, 2005 using the modified-prospective transition method. For periods prior to May 1, 2005 we followed the intrinsic value recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25. For further information see Note 2 to the consolidated financial statements elsewhere in this Form 10-K. The portion of stock-based compensation allocated to each category of expenses for each period is presented above.

(4)          The term EBITDA, as adjusted, is not defined under U.S. generally accepted accounting principles, or U.S. GAAP, and EBITDA, as adjusted, is not a measure of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. When assessing our operating performance, you should not consider these data in isolation or as a substitute for our net income calculated in accordance with U.S. GAAP. For further information see Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA, as adjusted) elsewhere in this Form 10-K.

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

We are the global leader in secure electronic payment solutions. We provide expertise, solutions and services that add value to the point of sale with merchant-operated, consumer-facing and self-service payment systems for the financial, retail, hospitality, petroleum, government and healthcare vertical markets. We have one of the leading electronic payment solutions brands and are one of the largest providers of electronic payment systems worldwide. We believe that we benefit from a number of competitive advantages gained through our 25-year history and success in our industry. These advantages include our globally trusted brand name, large installed base, history of significant involvement in the development of industry standards, global operating scale, customizable platform and investment in research and development. We believe that these advantages position us well to capitalize on the continuing global shift toward electronic payment transactions as well as other long-term industry trends.

Our industry’s growth continues to be driven by the long term shift towards electronic payment transactions and away from cash and check in addition to the need for improved security standards. Internationally, growth rates have been higher because of the relatively low penetration rates of electronic payment transactions in many countries and interest by governments in modernizing their economies and using electronic payments as a means of improving VAT and sales tax collection. Recently, additional factors have driven growth, including the shift from dial up to IP based and wireless communications, growth of PIN based debit transactions and advances in computing technology which enable vertical solutions and non-payment applications to reside at the point of sale.

We operate in two business segments: 1) North America and 2) International. We define North America as the United States and Canada, and International as all other countries in which we have revenues.

We believe that the shift towards IP communication and electronic PIN based debit transactions will continue in North America. Increasing intelligence at the point of sale will continue as a short-term driver of growth, with growth rates based on the stage of adoption and size of vertical segments that purchase these solutions. We continue to expand our Value Added Partner program, which, as of October 31, 2006, included 39 partners, as well as to invest in internal development, with the objective of introducing new solutions to address the specific various needs of markets and fueling incremental revenues growth.

In Europe, tightening EuroPay MasterCard Visa security standards continue to drive growth. In Eastern Europe, Latin America and Asia, the market has benefited from strong demand for low end dial-up solutions among price sensitive customers. We have been focusing on addressing this market segment with the Vx Solutions, both landline and wireless, which by virtue of a superior, uni-processor design, generates a gross profit percentage in excess of the solution that was previously sold. We expect the shift towards the Vx Solutions and the shift towards direct and away from indirect channels in certain countries to contribute towards an improvement in international gross profit percentage over time.

Worldwide, we expect that the demand for wireless solutions to accommodate mobility needs of merchants and consumers will grow.

On November 1, 2006, we acquired Lipman. In connection with this acquisition, we issued 13,462,474 shares of our common stock and paid $344.8 million in exchange for all the outstanding ordinary shares of Lipman. All options to purchase Lipman ordinary shares were exchanged for options to purchase approximately 3.7 million shares of our common stock. In addition, in accordance with the merger agreement, Lipman’s Board of Directors declared a special cash dividend of $1.50 per Lipman ordinary share, or an aggregate amount of $40.4 million dollars. This special cash dividend was paid on October 23, 2006 to Lipman shareholders of record as of October 11, 2006. The estimated aggregate purchase price excluding restructuring charges for this acquisition was $785.0 million.

Results of Operations

Net Revenues

We generate net revenues through the sale of our electronic payment systems and solutions that enable electronic transactions, which we identify as System Solutions, and to a lesser extent, warranty and support services and customer specific application development, which we identify as Services.

Net revenues, which include system solutions and services, are summarized in the following table (in thousands, except percentages):

				Change in Dollars		Change in Percent
	Years Ended October 31,			2006 vs	2005 vs	2006 vs	2005 vs
	2006	2005	2004	2005	2004	2005	2004
Systems Solutions	$517,154	$429,741	$344,639	$87,413	$85,102	20.3%	24.7%
Services	63,916	55,626	45,449	8,290	10,177	14.9%	22.4%
Total	$581,070	$485,367	$390,088	$95,703	$95,279	19.7%	24.4%

We expect net revenues after completion of the Lipman acquisition to increase.

System Solutions

System Solutions net revenues increased $87.4 million, or 20.3%, to $517.2 million for the year ended October 31, 2006, from $429.7 million for the year ended October 31, 2005. System Solutions net revenues comprised 89.0% of total net revenues for the year ended October 31, 2006.

International System Solutions net revenues for the year ended October 31, 2006 increased $47.4 million, or 24.9%, to $237.5 million. The increase was largely attributable to growth in emerging economies in Latin America, Gulf states and Eastern Europe, and to a lesser degree Western Europe. Revenues in Asia Pacific declined slightly partially due to higher sales for the year ended October 31, 2005 because of a Malaysian EMV deadline as well as competitive pressures affecting our China business for the year ended October 31, 2006. Factors driving the overall international increase included the desire of emerging market countries to improve collection of VAT, broadening customer acceptance of our Vx Solutions, including our second generation wireless solutions, and the need for customers to comply with EMV requirements. We expect that the proportion of International System Solutions net revenues, relative to North America System Solutions net revenues, will increase in part due to the strength of Lipman’s international business and a higher growth rate than North America System Solutions net revenues for at least the next year. In addition, we may experience periodic variations in sales to our international markets.

North America System Solutions net revenues for the year ended October 31, 2006 increased $40.0 million, or 16.7%, to $279.7 million. This increase was primarily attributable to the ongoing replacement of the installed base with System Solutions that have IP communication and PIN-based debit capabilities. Other factors included greater demand for solutions which address the lower priced single application financial system market and strength in Canada. We also experienced increased sales of our legacy check processing solution, which we expect will terminate in the first half of 2007, but these increases were offset by a decline in our quick service restaurant business, as a number of key corporate rollouts were largely complete by October 31, 2005.

System Solutions net revenues increased $85.1 million, or 24.7%, to $429.7 million for the year ended October 31, 2005, from $344.6 million for the year ended October 31, 2004. System Solutions net revenues comprised 88.5% of total net revenues for the year ended October 31, 2005, which was essentially unchanged from the year ended October 31, 2004. The growth was primarily due to an increase in International net revenues of $61.1 million, or 47.4% to $190.1 million. Factors driving this increase included the desire of emerging market countries to modernize their economies and improve collection of VAT, the need for customers to comply with EMV requirements, and the availability of the Vx System Solutions, including wireless, which allowed us to compete in new market segments.

North America System Solutions net revenues for the year ended October 31, 2005 increased $24.0 million, or 11.2%, to $239.6 million. This increase was primarily attributable to the ongoing replacement of the installed base with System Solutions that have IP communication and PIN-based debit capabilities. Sales to petroleum companies and convenience stores were strong for the year ended October 31, 2005 as well. Partially offsetting this growth was a sales decline relating to the softness in the check processing business of one customer to whom we are the sole provider of a check processing system solution.

Services.

Services net revenues increased $8.3 million, or 14.9%, to $63.9 million for the year ended October 31, 2006, from $55.6 million for the year ended October 31, 2005. This growth occurred primarily in International, and to a lesser degree in North America. International growth was driven by increased demand for repair and installation services in Latin America and software application services provided to a large European petroleum customer. In North America, the growth of services provided to petroleum and multilane retail customers was partially offset by a decline in services provided to QSR customers.

Services net revenues increased $10.2 million, or 22.4%, to $55.6 million for the year ended October 31, 2005, from $45.4 million for the year ended October 31, 2004. Growth was driven by an increase of $12.3 million in North America, partially offset by a decline in International services net revenues of $1.7 million. The primary areas of growth in North America were deployment, installation and helpdesk services to our QSRs and petroleum customers. Internationally, custom application software services decreased due to normal fluctuations in demand for these services.

Gross Profit

The following table shows the gross profit for System Solutions and Services (in thousands, except percentages):

	Amount			Gross Profit Percentage
	Years Ended October 31,			Year Ended October 31,
	2006	2005	2004	2006	2005	2004
Systems Solutions	$230,106	$170,330	$129,513	44.5%	39.6%	37.6%
Services	31,439	26,495	18,938	49.2%	47.6%	41.7%
Total	$261,545	$196,825	$148,451	45.0%	40.6%	38.1%

Gross profit on System Solutions, including amortization of purchased core and developed technology assets, increased $59.8 million, or 35.1%, to $230.1 million for the year ended October 31, 2006, from $170.3 million for the year ended October 31, 2005. Gross profit on System Solutions represented 44.5% of System Solutions net revenues for the year ended October 31, 2006, up from 39.6% for the year ended October 31, 2005. Amortization of purchased core and developed technology assets was 1.1% of Systems Solutions net revenues for the year ended October 31, 2006, compared to 1.6% for the year ended October 31, 2005, as several purchased core and developed technology assets became fully amortized and System Solutions revenues grew. Gross profit percentage improved due to reduction in certain Corporate costs and improved gross profit percentage in International, and North America segments. Corporate costs are comprised of purchase price variances relating to raw material components, inventory obsolescence, scrap, rework, specific warranty provisions, non-standard freight and over-and-under absorption of materials management and supply chain engineering overhead. Since these costs are generally incurred on a company wide basis, it is impractical to allocate them to either North America or International segments. Corporate cost improvements resulted from reductions in specific warranty charges and economies of scale in labor and facilities. Internationally, demand for wireless and landline Vx Solutions, designed with a lower manufacturing cost than the previous generation System Solutions, resulted in an improved gross profit percentage. In North America, the improvement in gross profit percentage was primarily due to a change in product mix as sales of higher margin IP solutions increased. An improvement in gross profit percentage due to the decline of lower margin QSR solutions was almost entirely offset by a decline in gross profit percent due to the increased sales of a lower gross profit percentage check processing system which is winding down.

Gross profit on System Solutions, including amortization of purchased core and developed technology assets, increased $40.8 million, or 31.5%, to $170.3 million for the year ended October 31, 2005, from $129.5 million for the year ended October 31, 2004. Gross profit on System Solutions represented 39.6% of System Solutions net revenues for the year ended October 31, 2005, up from 37.6% for the year ended October 31, 2004. Amortization of purchased core and developed technology assets was 1.6% of System Solutions net revenues for the year ended October 31, 2005, compared to 2.8% in the prior year, as several purchased core and developed technology assets became fully amortized. The increase in gross profit on System Solutions as a percentage of System Solutions net revenues was largely due to a 1.2% improvement in gross profit from the reduction in amortization of purchased core and developed technology assets. Favorable product mix was the primary reason for the remaining gross profit percentage improvement. In North America, IP enabled and petroleum System Solutions, with higher than average gross profit percentages, increased while lower gross profit percentage dial up and check processing solutions declined. Internationally, the Vx System Solutions were designed with lower manufacturing costs than the previous generation of System Solutions, which resulted in an improved gross profit percentage as demand increased. Economies of scale in our supply chain overhead structure as a result of higher net revenues also contributed to the increase. Partially offsetting these factors were higher inventory obsolescence charges primarily relating to the legacy platforms following the launch of the Vx product line and the mix impact of a higher weighting in international shipments, which carry lower margins than domestic shipments.

Gross profit on Services increased $4.9 million, or 18.7%, to $31.4 million for the year ended October 31, 2006, from $26.5 million in the same period of fiscal 2005. Gross profit represented 49.2% of Services net revenues for the year ended October 31, 2006, as compared to 47.6% for the same periods in fiscal 2005. This improvement was due to a favorable shift in mix towards helpdesk and on site maintenance service to petroleum customers and away from deployment services to QSR customers in addition to international operational improvements.

Gross profit on Services increased $7.6 million, or 39.9%, to $26.5 million for the year ended October 31, 2005, from $18.9 million for the year ended October 31, 2004. Gross profit on Services represented 47.6% of Services net revenues for the year ended October 31, 2005, as compared to 41.7% for the year ended October 31, 2004. This improvement was due to a favorable mix of services provided in North America towards certain helpdesk and deployment services, partially offset by a decline in sales of some high margin software application services internationally and losses in certain service contracts in Latin America.

We expect the gross profit percentages, both System Solutions and Services, of our International segment to continue to be lower than the comparable gross profit percentages of our North America segment.

Research and Development Expenses

Research and development, or R&D, expenses for the years ended October 31, 2006, 2005 and 2004 are summarized in the following table (in thousands, except percentages):

				Change in Dollars		Change in Percent
	Years Ended October 31,			2006 vs	2005 vs	2006 vs	2005 vs
	2006	2005	2004	2005	2004	2005	2004
Research and development	$47,353	$41,830	$33,703	$5,523	$8,127	13.2%	24.1%
Percentage of net revenues	8.1%	8.6%	8.6%	5.8%	8.5%

R&D expenses for the year ended October 31, 2006 increased compared to the same period ended October 31, 2005, due to $5.4 million of increased expenses to develop Vx 670 pay-at-the-table, Vx 570 countertop, Mx870 multi-lane retail and other worldwide initiatives as well as $0.9 million of expenses from the inclusion of a full year of GO Software. GO Software was acquired on March 1, 2005. Partially offsetting this was $1.6 million of lower expenses for petroleum applications, and $0.3 million of decreased international expenses due to the non-recurrence of certification expenses to support the 2005 introduction of the Vx platform and wireless products. In addition, $0.8 million of increased expenses was due to stock-based compensation for the year ended October 31, 2006.

R&D expenses for the year ended October 31, 2005 increased compared to the year ended October 31, 2004, primarily due to $3.2 million of increased international R&D spending associated with the introduction of the Vx Solutions, approximately $1.8 million directly attributable to the GO Software business, as well as investments in wireless communication technologies and new solutions in multi-lane retail and petroleum and convenience store businesses.

We expect R&D expenses after the completion of Lipman acquisition to remain, over time, in a range between 6.5% and 7.5% of net revenues for the foreseeable future as Lipman R&D expenses, as a percentage of revenues, are generally lower than VeriFone R&D expenses and we expect the two companies’ R&D operations to gain efficiencies.

Sales and Marketing Expenses

Sales and marketing expenses for the years ended October 31, 2006, 2005 and 2004 are summarized in the following table (in thousands, except percentages):

				Change in Dollars		Change in Percent
	Years Ended October 31,			2006 vs	2005 vs	2006 vs	2005 vs
	2006	2005	2004	2005	2004	2005	2004
Sales and marketing	$58,607	$52,231	$44,002	$6,376	$8,229	12.2%	18.7%
Percentage of net revenues	10.1%	10.8%	11.3%	6.7%	8.6%

Sales and marketing expenses for the year ended October 31, 2006 increased compared to the year ended October 31, 2005, due to $2.3 million of increased International expenses, primarily in Europe to support sales growth, a $1.6 million increase in corporate sales incentive programs and promotional expenses pertaining to the MX870 and Visual Payments launch, Vx product family and wireless initiatives and acquisition integration expenses, and $0.7 million of increased expenses from the inclusion of GO Software. An additional $1.4 million of increased expenses was due to stock-based compensation for the year ended October 31, 2006.

Sales and marketing expenses for the year ended October 31, 2005 increased compared to the year ended October 31, 2004, due primarily to $4.1 million higher International expenses for personnel and programs to accelerate adoption of the Vx platform and address wireless sales opportunities. Domestic expenses grew by $1.9 million to support higher business activity, with incremental hires and demo inventory expenses primarily directed at development of the ISO channel. Approximately $1.1 million of the increase was attributable to GO Software, and $0.7 million of the increase was due to higher stock-based compensation expenses for the year ended October 31, 2005.

We expect sales and marketing expenses after the completion of Lipman acquisition to continue to decline as a percentage of net revenues, for the foreseeable future, as over time the higher revenues of the combined companies are expected to generate economies of scale in our distribution channels.

General and Administrative Expenses

General and administrative expenses for the years ended October 31, 2006, 2005 and 2004 are summarized in the following table (in thousands, except percentages):

				Change in Dollars		Change in Percent
	Years Ended October 31,			2006 vs	2005 vs	2006 vs	2005 vs
	2006	2005	2004	2005	2004	2005	2004
General and administrative	$42,573	$29,609	$25,503	$12,964	$4,106	43.8%	16.1%
Percentage of net revenues	7.3%	6.1%	6.5%	13.5%	4.3%

General and administrative expenses for the year ended October 31, 2006 increased compared to the year ended October 31, 2005, due to a $4.7 million increase in expenses related to the requirements of operating as a public company, including $2.7 million associated with Section 404 of the Sarbanes-Oxley Act of 2002, a $1.6 million one-time credit for the favorable resolution of the payroll tax contingency recorded in 2005, a net $1.6 million increase in bad debt expenses primarily due to the non-recurrence of fiscal 2005 credits associated with the collection of specifically reserved accounts receivables, a $1.5 million increase in executive bonuses, a $1 million increase in expenses related to planning costs in connection with the acquisition of Lipman and implementation of Enterprise Resource Planning system upgrade. In addition, $1.6 million of increased expenses was due to stock-based compensation for the year ended October 31, 2006.

General and administrative expenses for the year ended October 31, 2005 increased, compared with the year ended October 31, 2004, due to $1.8 million of expenses related to the requirements of operating as a public company, $1.2 million of expenses related to the defense and settlement of the claims brought by Verve, $1.0 million of higher facility expenses and $0.5 million of expenses from the inclusion of GO Software. Partially offsetting these expenses increase was a $1.6 million one-time credit for the favorable resolution of a payroll tax contingency.

For the next several quarters, we expect general and administrative expenses as a percentage of net revenues to increase due to expenses associated with the planned upgrade of our Enterprise Resource Planning system and the planned integration of Lipman.

Amortization of Purchased Intangible Assets

For the year ended October 31, 2006, amortization of purchased intangible assets decreased $0.3 million, to $4.7 million from $5.0 million for the comparable period in fiscal 2005. The decrease was due to several purchased intangible assets having been fully amortized during the year ended October 31, 2005, offset in part by the full year amortization of intangible assets relating to the acquisition of GO Software, which was completed on March 1, 2005.

For the year ended October 31, 2005, amortization of purchased intangible assets decreased $5.2 million, to $5.0 million from $10.2 million for the comparable period in fiscal 2004. The decrease was due to several purchased intangible assets having been fully amortized during the year ended October 31, 2004, offset in part by the amortization of intangibles assets relating to the acquisition of GO Software, which was completed on March 1, 2005.

Interest Expense

For the year ended October 31, 2006, interest expense decreased $1.8 million to $13.6 million, from $15.4 million for the comparable period in fiscal 2005. The decrease for the year ended October 31, 2006 was attributable to the repayment of our Second Lien Loan in May 2005 with the proceeds that we received from our initial public offering. Due to the completion of our acquisition of Lipman, we expect our interest expense to increase as a result of $500 million of debt outstanding as of November 1, 2006. This facility carries a spread over LIBOR of 175 basis points. Assuming no changes in LIBOR, this implies a quarterly gross interest expense of approximately $8.9 million. Partially offsetting this will be the interest earned on our cash balances of approximately $100 million.

For the year ended October 31, 2005, interest expense increased $2.8 million to $15.4 million, from $12.6 million for the year ended October 31, 2004. The increase in interest expense was primarily attributable to higher debt balances following our June 2004 recapitalization, partially offset by the repricing of our Term B Loan and the repayment of our Second Lien Loan in May 2005 with a portion of the proceeds that we received from our initial public offering.

Interest Income

Interest income of $3.4 million for the year ended October 31, 2006 increased from $0.6 million for the comparable period in fiscal 2005. The increase for the year ended October 31, 2006 was attributable to our investment of a portion of the proceeds that we received from our secondary offering which closed in September 19, 2005. There was no interest income for the year ended October 31, 2004.

Other Expense, Net

For the year ended October 31, 2006, other expense, net was $6.4 million resulting primarily from a $6.4 million loss on early debt extinguishment associated with our existing secured credit facility.

Other expense, net for the year ended October 31, 2005 was an expense of $6.7 million and resulted primarily from a $5.6 million loss on early debt extinguishment and fees associated with our secured credit facility. It also included approximately $0.8 million in foreign currency contract and transaction losses. Other expense, net for the year ended October 31, 2004 was an expense of $11.9 million and resulted primarily from the write-off of $8.4 million of the unamortized debt discount and prepaid fees on the subordinated debt and an early extinguishment fee of $1.4 million due to our June 2004 recapitalization.

Provision for Income Tax

We recorded a provision for income taxes of $32.2 million for the year ended October 31, 2006, compared to an income tax expense of $13.5 million and $5.0 million for the comparable periods in fiscal

2005 and 2004. The increase in the provision for the year ended October 31, 2006 from the year ended October 31, 2005 is primarily attributable to an increase in our pre-tax income and secondarily to an increase in our effective tax rate. For the year ended October 31, 2006, our effective tax rate was 35.1% as compared to 28.9% for the year ended October 31, 2005. The increase in the tax rate is primarily attributable to the net effect of increases in pre-tax income, a smaller reduction in our valuation allowance for deferred tax assets, expiration of the federal research credit offset by increases in the amount of income considered permanently reinvested in foreign operations and subject to lower foreign tax rates. For the year ended October 31, 2005, our income tax provision increased to $13.5 million, representing 28.9% of pre-tax income as compared to $5.0 million or 47% of pre-tax income for the year ended October 31, 2004. The decline in our effective tax rate for the year ended October 31, 2005 reflects the positive impact of a reduction in previously established valuation allowances on deferred tax assets as opposed to an increase in valuation allowance in the immediately preceding period.

At October 31, 2006, we had recorded net deferred tax assets of $34.1 million. The realization of the deferred tax assets is primarily dependent on us generating sufficient U.S. and certain foreign taxable income in fiscal years 2007, 2008 and 2009 as forecasted by management. Although realization is not assured, our management believes that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease when we reevaluate the underlying basis for our management’s estimates of future taxable income.

At October 31, 2006 and 2005, we had recorded a valuation allowance for deferred tax assets of $25.2 million and $20.7 million, respectively. Approximately $8.4 million of deferred tax assets subject to the valuation allowance are attributable to acquisition-related items that, when realized, may reduce goodwill. During the years ended October 31, 2006 and 2005, goodwill was reduced by approximately $0.2 million and $0.5 million, respectively, as a result of a reduction in the valuation allowance for acquisition-related deferred tax assets that were realized.

We had aggregate net operating loss carry forwards (NOLs) in various foreign countries of approximately $75.6 million at October 31, 2006. We have provided a full valuation allowance on deferred tax assets recorded in connection with the foreign NOLs and other foreign timing differences in countries where management believes that it is more likely than not that such deferred tax assets will not be realized. Approximately $64.3 million of foreign NOLs may be carried forward indefinitely. The remaining balance of approximately $11.3 million of foreign NOLs is subject to limited carry forward terms of 5 to 15 years. NOLs of $5.8 million, $1.1 million and $0.6 million will expire in 2007, 2008 and 2009, respectively, if not utilized. We recorded tax benefits in the amount of $0.6 million for net operating losses used for the year ended October 31, 2006.

Our plan for a tax structure to reduce our average worldwide statutory tax rate is substantially complete. Certain minor implementation steps were postponed pending the evaluation of the integration of our company with Lipman. After the acquisition we expect that our long-term average worldwide statutory tax rate will be in the range of 28% to 30%.

We also reduced tax liabilities by $0.8 million and $7.6 million for the years ended October 31, 2006 and 2005 due to the resolution of certain pre-acquisition tax contingencies. The reduction in tax liabilities resulted in a reduction of goodwill by $0.7 million and $6.9 million for the years ended October 31, 2006 and 2005 for tax liabilities recorded for the period prior to our 2002 acquisition and a reduction in the current provision for taxes for the years ended October 31, 2006 and 2005 by $0.1 million and $0.7 million, respectively, related to interest accrued on these tax liabilities after the acquisition. In addition, during the year ended October 31, 2005 we reduced goodwill by approximately $3.3 million, due to adjustments to valuation allowances established in purchase accounting.

Segment Information

The following table reconciles segmented net revenues and operating income to totals for the years ended October 31, 2006, 2005 and 2004. Corporate net revenues and operating income reflect amortization of purchased intangible assets, stock-based compensation, in-process research and development expense, and amortization of step ups in the fair value of inventories, equipment and improvements and deferred net revenues resulting from acquisitions. Corporate operating income also reflects the difference between the actual and standard cost of System Solutions net revenues and shared operating costs that benefit both segments, predominately research and development expenses and supply chain management.

				Change in Dollars		Change in Percent
	Years Ended October 31,			2006 vs	2005 vs	2006 vs	2005 vs
	2006	2005	2004	2005	2004	2005	2004
Revenues:
North America	$333,673	$289,720	$254,010	$43,953	$35,710	15.2%	14.1%
International	248,383	196,347	136,597	52,036	59,750	26.5%	43.7%
Corporate	(986)	(700)	(519)	(286)	(181)	40.9%	34.9%
Total revenues	$581,070	$485,367	$390,088	$95,703	$95,279	19.7%	24.4%
Operating income:
North America	$129,358	$104,867	$84,471	$24,491	$20,396	23.4%	24.1%
International	60,965	37,375	21,450	23,590	15,925	63.1%	74.2%
Corporate	(82,014)	(74,054)	(70,878)	(7,960)	(3,176)	10.7%	4.5%
Total operating income	$108,309	$68,188	$35,043	$40,121	$33,145	58.8%	94.6%

The increase in operating income for North America for the year ended October 31, 2006 compared to the prior year was mainly due to higher net revenues and a higher gross profit percentage as a result of favorable product mix in both System Solutions and to a lesser extent Services, which was partially offset by higher operating expenses.

The increase in International operating income for the year ended October 31, 2006 compared to the prior year was mainly due to increased net revenues and a higher gross profit percentage as a result of the introduction of higher margin Vx wireless solutions and favorable product mix, partially offset by higher operating expenses.

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

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to service our debt, finance working capital and make capital expenditures and investments. At October 31, 2006, our primary sources of liquidity were cash and cash equivalents of $86.6 million, our $40.0 million unused revolving credit facility and rights to collect cash on outstanding accounts receivable.

Our operations provided cash of $16.7 million for the year ended October 31, 2006, which was attributable to net income of $59.5 million and depreciation, amortization and other non-cash charges of $28.7 million, offset by $71.5 million used by net operating assets and liabilities. The principal uses of net operating assets and liabilities for the year ended October 31, 2006 were largely attributable to an increase in inventories of $52.0 million , an increase in accounts receivable of $28.9 million, an increase in deferred tax assets of $5.8 million, an increase in prepaid expenses and other current assets of $4.4 million, an increase in other assets of $2.1 million, tax benefit from stock-based compensation of $3.4 million, a decrease in accrued warranty of $1.3 million and a decrease in accrued expenses and other liabilities of $2.1 million. The beginning inventory balance for the previous year, as measured by inventory turns, was at an unusually low balance due to a number of factors including higher than expected demand and transitional issues with two contract manufacturers. In addition, we increased inventory as a result of balancing our inventory position to meet the demand changes triggered by the acquisition of Lipman. The accounts receivable increase was primarily driven by higher sales in addition to a shift towards International, which typically carries a higher DSO. This was partially offset an increase in accounts payable of $17.2 million resulting from higher inventory levels, an increase in income tax payable of $1.5 million, an increase in accrued compensation of $2.7 million, and an increase in deferred revenue, net of $7.2 million.

Our operations provided us cash of $40.2 million for the year ended October 31, 2005, which was attributable to net income of $33.2 million, depreciation, amortization and other non-cash charges of $22.6 million, offset by $15.6 million used by net operating assets and liabilities. The principal uses of net operating assets and liabilities for the year ended October 31, 2005 were deferred tax assets, which increased by $9.9 million, accounts receivable, which increased by $8.8 million and inventories, which increased by $3.4 million, tax benefit from stock-based compensation of $0.4 million and a decrease in deferred tax liabilities of $2.0 million. This was offset by decreases in income taxes payable of $2.4 million, deferred revenue of $3.5 million and accounts payable of $3.2 million. Our operations provided us cash of $33.2 million for the year ended October 31, 2004, which was attributable to net income of $5.6 million and depreciation, amortization and other non-cash charges of $33.1 million offset in part by a use of $5.5 million in net operating assets and liabilities. The principal uses in net operating assets and liabilities were deferred tax assets, which increased by $9.8 million because book purchase accounting amortization was greater than tax purchase accounting amortization, and accounts receivable which increased by $7.7 million because of higher net revenues. Offsetting this use of cash was decreased inventory balances of $8.5 million, due to initiatives to reduce transit time from the factory to our customers and increased deferred services net revenues of $5.5 million due to higher technical support contract volume.

Our investing activities used $4.0 million of net cash during the year ended October 31, 2006. Cash generated by the sale of marketable securities was $141.9 million, partially offset by investments in marketable securities of $125.0 million, capitalization of software development of $2.0 million, purchase of other assets of $0.9 million, purchase of equipment and improvements of $3.7 million, transaction costs for pending acquisitions of $3.4 million, and acquisition of PayWare, net of cash and cash of equivalent of $10.9 million.

We used $35.0 million in net cash for investing activities during the year ended October 31, 2005, consisting primarily of purchases of marketable securities, net of sales and maturities, of $16.8 million, $13.4 million for the acquisition of the assets of GO Software and $4.8 million on capital expenditures and other assets. We used cash of $5.3 million in investing activities for the year ended October 31, 2004, which was principally comprised of $2.6 million of capitalized software development costs and $2.4 million of capital expenditures related primarily to computer equipment and leasehold improvements.

Our financing provided cash of $7.8 million for the year ended October 31, 2006, primarily due to a tax benefits related to exercise of stock options of $3.4 million, proceeds from long-term debt

$184.0 million and proceeds from stock options exercises of $3.1 million, partially offset by principal payments of $182.6 million on the Term B loan and repayment of $0.1 million of capital leases.

Net cash provided by financing activities of $47.3 million for the year ended October 31, 2005 consisted primarily of net proceeds from our initial and follow-on public offerings of $125.5 million, offset by the repayment of $72.0 million of the outstanding principal owed on the second lien loan under our secured credit facility and principal payments of $7.0 million on the Term B loan. We used cash of $21.6 million in financing activities for the year ended October 31, 2004, which consisted primarily of proceeds of $250.1 million, net of $11.9 million of financing fees, related to our recapitalization and new secured credit facility, offset by uses of $97.4 million for a common stock dividend, $86.2 million related to the repurchase of preferred stock, $60.0 million related to the retirement of the related party promissory notes and $28.1 million of net borrowings under our revolving note, term note facilities and capital leases.

We expect our inventory levels after the completion of the Lipman acquisition as of November 1, 2006 to increase immediately to the range of $155.0 million to $165.0 million depending primarily upon the finalization of purchase price accounting for the acquisition.

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

Secured Credit Facility

On October 31, 2006, we entered into a Credit Agreement (“the New Credit Facility”) with a syndicate of financial institutions, led by JPMorgan Chase Bank, N.A. and Lehman Commercial Paper Inc. The New Credit Facility provided by the Credit Agreement consists of a Term B Loan facility of $500 million and a revolving loan permitting borrowings of up to $40 million. The proceeds from the Term B loan were used to repay all outstanding amounts relating to the Old Credit Facility, pay certain transaction costs and partially fund the cash consideration in connection with the acquisition of Lipman on November 1, 2006. As of October 31, 2006, we had drawn $192.9 million of the Term B Loan and the remainder on November 1, 2006. We recorded an expense of $6.4 million for the year ended October 31, 2006, on early extinguishment of the Old Credit Facility which was recorded in other expense, net in the consolidated statements of operations.

The New Credit Facility is guaranteed by us and certain of our subsidiaries and is secured by collateral including substantially all of our assets and stock of our subsidiaries. As of October 31, 2006, the interest rates were 7.12% on the Term B Loan and 6.87% on the revolving loan. We pay a commitment fee on the unused portion of the revolving loan under the New Credit Facility at a rate that varies between 0.375% and 0.30% per annum depending upon our consolidated total leverage ratio. As of October 31, 2006, we were paying a commitment fee at a rate of 0.375% per annum. We pay a letter of credit fee on the unused portion of any letter of credit issued under the New Credit Facility at a rate that varies between 1.50% and 1.25% per annum depending upon our consolidated total leverage ratio. As of October 31, 2006, we were subject to a letter of credit fee at a rate of 1.50% per annum.

At our option, the revolving loan bears interest at a rate of 1.50% over the three-month LIBOR, which was 5.37% as of October 31, 2006, or 0.50% over the lender’s base rate, which was 8.25% as of October 31, 2006. As of October 31, 2006, the entire $40 million revolving loan was available for borrowing to meet short-term working capital requirements. At our option, the Term B Loan bears interest at a rate of 1.75% over the three-month LIBOR or 0.75% over the base rate.

Interest payments are generally paid monthly but can be based on one, two, three or six month periods. The lender’s base rate is the greater of the Fed Funds rate plus 50 basis points or the JPMorgan prime rate. The respective maturity dates on the components of the New Credit Facility are October 31, 2014 for the revolving loan and October 31, 2015 for the Term B Loan. Payments on the Term B Loan are due in equal quarterly installments of $1.2 million over the seven-year term on the last business day of the each calendar quarter.

The terms of the New Credit Facility require us to comply with financial covenants, including maintaining leverage and fixed charge coverage ratios, obtaining protection against fluctuation in interest rates, and limits on capital expenditure levels at the end of each fiscal quarter. By January 31, 2007, we will be required to maintain a total leverage ratio of not greater than 4.00 to 1.0 and a fixed charge coverage ratio of at least 2.0 to 1.0. Total leverage ratio is equal to total debt less cash as of the end of a reporting fiscal quarter divided by the consolidated EBITDA for the most recent four consecutive fiscal quarters. Some of the financial covenants become more restrictive over the term of the New Credit Facility. Noncompliance with any of the financial covenants without cure or waiver would constitute an event of default under the New Credit Facility. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of repayment of the principal and interest outstanding and a termination of the revolving loan. The New Credit Facility also contains non-financial covenants that restrict some of our activities, including our ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in specified transactions with affiliates. The terms of the New Credit Facility permit prepayments of principal and require prepayments of principal upon the occurrence of certain events including among others, the receipt of proceeds from the sale of assets, the receipt of excess cash flow as defined and the receipt of proceeds of certain debt issues. The New Credit Facility also contains customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, subject to specified grace periods, breach of specified covenants change in control and material inaccuracy of representations and warranties.

We were in compliance with the New Credit Facility’s nonfinancial covenants as of October 31, 2006. The New Credit Facility’s financial covenants are not measured until financial results are available for the three months ended January 31, 2007.

Contractual Commitments

The following table summarizes our contractual obligations as of October 31, 2006 (in thousands):

		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Term B loan (including interest)(1)	$275,607	$21,223	$40,724	$38,528	$175,132
Capital lease obligation	112	60	52	—	—
Operating leases	33,233	6,306	8,493	6,642	11,792
Minimum purchase obligations	17,952	17,952	—	—	—
	$326,904	$45,541	$49,269	$45,170	$186,924

(1)          Part of $500.0 million secured credit facility that was subsequently drawn at November 1, 2006 to fund the acquisition of Lipman. Payments on the Term B Loan are due in equal quarterly installments of $1.2 million over the seven-year term on the last business day of each calendar quarter.

We work on a purchase order basis with third-party contract manufacturers with facilities in China, Singapore and Brazil to manufacture substantially all of our inventories. We issue a forecast to the third-party contract manufacturers and subsequently agree to a build schedule to drive component material purchases and capacity planning. In conjunction with this, we issue a combination of purchase order and written direction to drive manufacturing activity for finished goods product. We provide each manufacturer with a purchase order on a monthly basis to cover the following month’s manufacturing requirements, which constitutes a binding commitment by us to purchase materials produced by the manufacturer as specified in the purchase order. The total amount of our purchase commitments as of October 31, 2006 was approximately $17.9 million.

We expect that we will be able to fund our remaining obligations and commitments with cash flows from operations. To the extent we are unable to fund these obligations and commitments with cash flows from operations, we intend to fund these obligations and commitments with proceeds from our $40.0 million revolving loan under our secured credit facility or future debt or equity financings.

Subsequent to our November 1, 2006 acquisition of Lipman, we will assume Lipman’s contractual obligations.

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

A reconciliation of net income, the most directly comparable U.S. GAAP measure, to EBITDA, as adjusted, for the three years ended October 31, 2006, 2005 and 2004 is as follows (in thousands):

	Years Ended October 31,
	2006	2005	2004
U.S. GAAP net income	$59,511	$33,239	$5,606
Provision for income taxes	32,159	13,490	4,971
Interest expense	13,617	15,384	12,597
Interest income	(3,372)	(598)	—
Depreciation and amortization of equipment and improvements	3,505	3,691	2,451
Amortization of capitalized software	1,231	1,173	698
Amortization of purchased intangible assets	10,328	11,902	19,945
Amortization of step-up in deferred revenue on acquisition	986	700	519
Amortization of step-up in inventory on acquisition	121	—	—
Stock-based compensation	6,000	1,687	400
Management fees to majority stockholder	—	125	250
Loss on debt extinguishment and debt repricing fee	6,359	5,630	9,810
EBITDA as adjusted	$130,445	$86,423	$57,247

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

Critical Accounting Policies

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. We believe the following critical accounting policies include our more significant estimates and assumptions used in the preparation of our consolidated financial statements. Our significant accounting policies are described in Note 2 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

To a limited extent, we also enter into software development contracts with our customers that we recognize as net revenues on a completed contract basis. As a result, estimates of whether the contract is going to be profitable are necessary since we are required to record a provision for such loss in the period when the loss is first identified.

Goodwill

We review goodwill at least annually for impairment. Should certain events or indicators of impairment occur between annual impairment tests, we perform the impairment test of goodwill at that date. In testing for a potential impairment of goodwill, we: (1) allocate goodwill to our various reporting units to which the acquired goodwill relates; (2) estimate the fair value of our reporting units; and (3) determine the carrying value (book value) of those reporting, as some of the assets and liabilities related to those reporting are not held by those reporting units but by corporate headquarters. Furthermore, if the estimated fair value of a reporting unit is less than the carrying value, we must estimate the fair value of all identifiable assets and liabilities of the reporting unit, in a manner similar to a purchase price allocation for an acquired business. This can require independent valuations of certain internally generated and unrecognized intangible assets such as in-process research and development and developed technology. Only after this process is completed can the amount of goodwill impairment, if any, be determined.

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

Long-lived Assets

We review our long-lived assets including property and equipment, capitalized software development costs and identifiable intangible assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Determining if such events or changes in circumstances have occurred is subjective and judgmental. Should we determine such events have occurred, we then determine whether such assets are recoverable based on estimated future undiscounted net cash flows and fair value. If future undiscounted net cash flows and fair value are less than the carrying value of such asset, we write down that asset to its fair value.

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

Inventory Valuation

The valuation of inventories requires us to determine obsolete or excess inventory and inventory that is not of saleable quality. The determination of obsolete or excess inventories requires us to estimate the future demand for our products within specific time horizons, generally twelve months to eighteen months. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to record additional inventories write-offs, which would have a negative impact on our gross profit percentage.

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

Stock-based Compensation

Effective May 1, 2005, we adopted SFAS 123(R), which requires us to measure compensation cost for all outstanding unvested share-based awards at fair value and recognize compensation over the requisite service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider several factors when estimating expected forfeitures, such as types of awards. Actual results may differ substantially from these estimates. In valuing shares-based awards, significant judgment is required in determining the expected volatility of our common stock and the expected term individuals will hold their share-based awards prior to exercising. Expected volatility of the stock is based in part on our peer group in the industry in which we do business because we do not have sufficient historical volatility data for our own stock. The expected term of options granted is derived from the historical actual term of option grants and represents the period of time that options granted are expected to be outstanding. In the future, as we gain additional historical data for volatility in our own stock and the actual term employees hold our options expected volatility and expected term may change which could substantially change the grant-date fair value of future awards of stock options and ultimately the expense we record.

Business Combinations

We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed, as well as in-process research and development (“IPR&D”), based on their estimated fair values. We engage third-party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. The significant purchased intangible assets recorded by us include customer relationship, developed and core technology and the trade name. The fair values assigned to the identified intangible assets are discussed in detail in Note 3 to the Consolidated Financial Statements in Item 8.

Critical estimates in valuing certain intangible assets include but are not limited to: future expected cash flows from customer contracts, customer lists, distribution agreements and acquired developed technologies and patents; expected costs to develop IPR&D into commercially viable products and estimating cash flows from projects when completed; brand awareness and market position, as well as assumptions about the period of time the brand will continue to be used in our product portfolio; and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed.

Restructuring

We monitor and regularly evaluate our organizational structure and associated operating expenses. Depending on events and circumstances, we may decide to take additional actions to reduce future operating costs as our business requirements evolve. In determining restructuring charges, we analyze our future operating requirements, including the required headcount by business functions and facility space requirements. Our restructuring costs, and any resulting accruals, involve significant estimates using the best information available at the time the estimates are made. These restructuring costs are accounted for under FASB 146. In recording severance reserves, we accrue liability when all of the following conditions have been met: employees’ rights to receive compensation for future absences is attributable to employees’ services already rendered; the obligation relates to rights that vest or accumulate; payment of the compensation is probable; and the amount can be reasonably estimated. In recording facilities lease loss reserves, we make various assumptions, including the time period over which the facilities are expected to be vacant, expected sublease terms, expected sublease rates, anticipated future operating expenses and expected future use of the facilities. Our estimates involve a number of risks and uncertainties, some of which are beyond our control, including future real estate market conditions and our ability to successfully enter into subleases or lease termination agreements with terms as favorable as those assumed when arriving at our estimates. We regularly evaluate a number of factors to determine the appropriateness and reasonableness of our restructuring and lease loss accruals including the various assumptions noted above. If actual results differ significantly from our estimates, we may be required to adjust our restructuring and lease loss accruals in the future.

We also incur costs from our plan to exit certain activities of our acquired company. These costs are recognized as a liability on the date of the acquisition under EITF 95-3. The management assesses, formulates and approves a plan to exit the activity. The exit plan identifies the activities to be disposed, the locations of those activities, the method of disposition, all significant actions needed to complete the plan and the expected date of completion of the plan.

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

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3, or SFAS 154. SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS 154 is not expected to have a material impact on our consolidated results of operations, financial position or cash flows.

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

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”—an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative, clarifies which interest-only strips and principal-only strips are not subject to the requirement of SFAS 133, establishes a requirement to evaluate interests in securitized financial assets, clarifies the concentrations of credit risk and eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument. SFAS 155 improves financial reporting by eliminating the exemption from applying SFAS 133 to interest in securitized financial assets and allowing to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a measurement. SFAS 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The implementation of SFAS 155 is not expected to have a material impact on our consolidated results of operations, financial position or cash flows.

In July 2006, FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position. FIN 48 indicates that an enterprise shall initially recognize the financial statement effects of a tax position when it is more likely than not of being sustained on examination, based on the technical merits of the position. In addition, FIN 48 indicates that the measurement of a tax position that meets the more likely than not threshold shall consider the amounts and probabilities of the outcomes that could be realized upon ultimate settlement. This interpretation is effective for fiscal years beginning after December 15, 2006. We are in the process of evaluating the impact of adopting FIN 48 on our consolidated results of operations, financial position or cash flows.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are in the process of evaluating the impact of adopting SFAS 157 on our consolidated results of operations, financial position or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. The implementation of SAB 108 is not expected to have a material impact on our consolidated results of operations, financial position or cash flows.

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

Quarterly Consolidated Statements of Operations for 2006

	Year Ended October 31, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data) (unaudited)
Net revenues:
System Solutions	$118,685	$128,136	$131,960	$138,373
Services	15,945	14,054	15,657	18,260
Total net revenues	134,630	142,190	147,617	156,633
Cost of net revenues:
Cost of net revenues excluding amortization of purchased core and developed technology assets(1)	65,522	70,346	71,633	73,922
Amortization of purchased core and developed technology assets	1,593	1,419	1,071	1,542
Total cost of System Solutions net revenues	67,115	71,765	72,704	75,464
Services	7,913	7,026	8,452	9,086
Total cost of net revenues	75,028	78,791	81,156	84,550
Gross profit	59,602	63,399	66,461	72,083
Operating expenses:(1)
Research and development	11,407	12,221	11,726	11,999
Sales and marketing	14,201	14,404	14,181	15,821
General and administrative	9,698	9,993	10,936	11,946
Amortization of purchased intangible assets	1,159	1,159	1,159	1,226
Total operating expenses	36,465	37,777	38,002	40,992
Operating income	23,137	25,622	28,459	31,091
Interest expense	(3,279)	(3,197)	(3,438)	(3,703)
Interest income	687	927	938	820
Other income (expense), net(2)	201	65	(195)	(6,465)
Income before income taxes	20,746	23,417	25,764	21,743
Provision for income taxes	6,952	8,381	9,009	7,817
Net income attributable to common stockholders	$13,794	$15,036	$16,755	$13,926
Net income per common share—diluted	$0.20	$0.22	$0.24	$0.20

(1)          Stock-based compensation included above:

Cost of net revenues—System Solutions	$153	$162	$204	$190
Research and development	180	210	326	478
Sales and marketing	331	409	569	748
General and administrative	259	408	587	786
	$923	$1,189	$1,686	$2,202

(1)          We adopted the fair value recognition and measurement provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, effective May 1, 2005 using the modified-prospective transition method. For periods prior to May 1, 2005 we followed the intrinsic value recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25. For further information see Note 2 to the consolidated financial statements elsewhere in this Form 10-K. The portion of stock-based compensation allocated to each category of expenses for each period is presented above.

(2)          In the fourth quarter of fiscal year 2006, we realized a $6.4 million expenses associated with debt refinancing.

Quarterly Consolidated Statements of Operations for 2005

	Year Ended October 31, 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data) (unaudited)
Net revenues:
System Solutions	$97,989	$105,414	$111,388	$114,950
Services	13,294	12,479	14,313	15,540
Total net revenues	111,283	117,893	125,701	130,490
Cost of net revenues:
Cost of net revenues excluding amortization of purchased core and developed technology assets(1)	59,147	61,727	66,635	64,967
Amortization of purchased core and developed technology assets	1,962	1,693	1,600	1,680
Total cost of System Solutions net revenues	61,109	63,420	68,235	66,647
Services	7,550	7,043	6,361	8,177
Total cost of net revenues	68,659	70,463	74,596	74,824
Gross profit	42,624	47,430	51,105	55,666
Operating expenses:(1)
Research and development	9,494	10,457	10,400	11,479
Sales and marketing	12,044	12,932	13,334	13,921
General and administrative	6,704	6,787	8,116	8,002
Amortization of purchased intangible assets	1,304	1,346	1,158	1,159
Total operating expenses	29,546	31,522	33,008	34,561
Operating income	13,078	15,908	18,097	21,105
Interest expense	(4,294)	(4,468)	(2,996)	(3,028)
Interest income	—	—	—	—
Other income (expense), net(2)	(200)	29	(6,142)	(360)
Income before income taxes	8,584	11,469	8,959	17,717
Provision for income taxes	2,747	2,662	2,424	5,657
Net income attributable to common stockholders	$5,837	$8,807	$6,535	$12,060
Net income per common share—diluted	$0.10	$0.15	$0.10	$0.18

(1)          Stock-based compensation included above:

Cost of net revenues—System Solutions	$—	$—	$73	$114
Research and development	—	—	185	173
Sales and marketing	—	—	355	308
General and administrative	15	37	250	177
	$15	$37	$863	$772

(2)          In the third quarter of fiscal year 2005, we realized a $5.6 million expenses associated with debt refinancing.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. To mitigate some of these risks, we utilize derivative financial instruments to hedge these exposures. We do not use derivative financial instruments for speculative or trading purposes. We do not anticipate any material changes in our primary market risk exposures in fiscal 2007.

Interest Rate Risk

We are exposed to interest rate risk related to our debt, which bears interest based upon the three-month LIBOR rate. We have reduced our exposure to interest rate fluctuations through the purchase of interest rate caps covering a portion of our variable rate debt. In May 2006, we purchased a two-year interest rate cap for $88,000 with an initial notional amount of $100 million declining to $75 million after one year with an effective date of November 2006 under which we will receive interest payments if the three-month LIBOR rate exceeds 6.5%. Based on effective interest rates at October 31, 2006, a 50 basis point increase in interest rates on our borrowings subject to variable interest rate fluctuations would increase our interest expense by approximately $2.5 million annually.

Foreign Currency Risk

A substantial part of our business consists of sales made to customers outside the United States. A portion of the net revenues we receive from such sales is denominated in currencies other than the U.S. dollar. Additionally, portions of our costs of net revenues and our other operating expenses are incurred by our International operations and denominated in local currencies. While fluctuations in the value of these net revenues, costs and expenses as measured in U.S. dollars have not materially affected our results of operations historically, we cannot assure you that adverse currency exchange rate fluctuations will not have a material impact in the future. In addition, our balance sheet reflects non-U.S. dollar denominated assets and liabilities, primarily inter-company balances which can be adversely affected by fluctuations in currency exchange rates. In certain periods, we have not hedged our exposure to these fluctuations. We have entered into foreign currency forward contracts and other arrangements intended to hedge our exposure to adverse fluctuations in exchange rates. As of October 31, 2006, we had no foreign currency forward contracts outstanding. Effective November 1, 2006, we have entered into foreign currency forward contracts to sell Australian dollars, Mexican pesos, British pounds and Euros with notional amounts of $3.4 million, $5.6 million, $2.9 million and $2.6 million, respectively. If we chose not to enter into foreign currency forward contracts to hedge against these exposures and if the hedge currencies were to devalue 5% to 10% against the U.S. dollar, results of operations would include a foreign exchange loss of approximately $0.7 million to $1.5 million.

Hedging arrangements of this sort may not always be effective to protect our results of operations against currency exchange rate fluctuations, particularly in the event of imprecise forecasts of non-U.S. denominated assets and liabilities. Accordingly, if there is an adverse movement in exchange rates, we might suffer significant losses. For instance, for the years ended October 31, 2006 and 2005, we suffered foreign currency contract losses of $0.9 million and $0.8 million, respectively net of foreign currency transaction gains despite our hedging activities.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
VeriFone Holdings, Inc.

We have audited the accompanying consolidated balance sheets of VeriFone Holdings, Inc. (and subsidiaries) as of October 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income and cash flows for each of the three years in the period ended October 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VeriFone Holdings, Inc. (and subsidiaries) at October 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the Notes to Consolidated Financial Statements, under the heading Stock-Based Compensation, in fiscal 2005 VeriFone Holdings, Inc. changed its method of accounting for stock-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of VeriFone Holdings, Inc.’s internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 15, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Francisco, California
December 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
VeriFone Holdings, Inc.

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that VeriFone Holdings, Inc. maintained effective internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). VeriFone Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that VeriFone Holdings, Inc. maintained effective internal control over financial reporting as of October 31, 2006, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, VeriFone Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2006, based on the COSO control criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VeriFone Holdings, Inc. as of October 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity (deficit) and comprehensive income and cash flows for each of the three years in the period ended October 31, 2006 and our report dated December 15, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Francisco, California
December 15, 2006

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PAR VALUE)

	October 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$86,564	$65,065
Marketable securities	—	16,769
Accounts receivable, net of allowances of $2,364 and $1,571	119,839	87,424
Inventories	86,631	33,501
Deferred tax assets	13,267	11,467
Prepaid expenses and other current assets	12,943	9,368
Total current assets	319,244	223,594
Equipment and improvements, net	7,300	5,873
Purchased intangible assets, net	16,544	18,912
Goodwill	52,689	47,260
Deferred tax assets	21,706	17,705
Debt issuance costs, net	10,987	7,462
Transaction costs	12,350	—
Other assets	12,125	6,546
Total assets	$452,945	$327,352
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$66,685	$47,161
Income taxes payable	5,951	8,746
Accrued compensation	16,202	12,576
Accrued warranty	4,902	4,371
Deferred revenue, net	23,567	15,523
Deferred tax liabilities	6	137
Accrued expenses	4,752	6,826
Accrued transaction costs	12,000	—
Other current liabilities	16,618	13,819
Current portion of long-term debt	1,985	1,994
Total current liabilities	152,668	111,153
Accrued warranty	530	872
Deferred revenue	7,371	6,835
Long-term debt, less current portion	190,904	180,812
Deferred tax liabilities	859	—
Other long-term liabilities	1,872	1,142
Commitments and contingencies
Stockholders’ equity:
Preferred Stock: 10,000 shares authorized as of October 31, 2006 and 2005; zero and zero shares issued and oustanding as of October 31, 2006 and 2005	—	—
Common Stock: $0.01 par value, 100,000 shares authorized at October 31, 2006 and 2005; 68,148 and 67,646 shares issued and outstanding as of October 31, 2006 and 2005	682	676
Additional paid-in-capital	140,569	128,101
Accumulated deficit	(43,468)	(102,979)
Accumulated other comprehensive income	958	740
Total stockholders’ equity	98,741	26,538
Total liabilities and stockholders’ equity	$452,945	$327,352

See accompanying notes.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Years Ended October 31,
	2006	2005	2004
Net revenues:
System Solutions	$517,154	$429,741	$344,639
Services	63,916	55,626	45,449
Total net revenues	581,070	485,367	390,088
Cost of net revenues:
System Solutions	287,048	259,411	215,126
Services	32,477	29,131	26,511
Total cost of net revenues	319,525	288,542	241,637
Gross profit	261,545	196,825	148,451
Operating expenses:
Research and development	47,353	41,830	33,703
Sales and marketing	58,607	52,231	44,002
General and administrative	42,573	29,609	25,503
Amortization of purchased intangible assets	4,703	4,967	10,200
Total operating expenses	153,236	128,637	113,408
Operating income	108,309	68,188	35,043
Interest expense	(13,617)	(15,384)	(12,597)
Interest income	3,372	598	—
Other expense, net	(6,394)	(6,673)	(11,869)
Income before income taxes	91,670	46,729	10,577
Provision for income taxes	32,159	13,490	4,971
Net income	59,511	33,239	5,606
Accrued dividends on preferred stock	—	—	4,959
Net income attributable to common stockholders	$59,511	$33,239	$647
Net income per share:
Basic	$0.90	$0.57	$0.01
Diluted	$0.86	$0.54	$0.01
Weighted average number of shares used in computing net income per share:
Basic	66,217	58,318	50,725
Diluted	68,894	61,460	56,588

See accompanying notes.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
AND COMPREHENSIVE INCOME
(IN THOUSANDS)

								Accumulated
	Common Stock				Additional	Deferred		Other	Total
	Voting		Non Voting		Paid-in	Stock-Based	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Income	Equity (Deficit)
Balance as of October 31, 2003	54,299	$543	5	$ —	$ 348	$(348)	$(39,869)	$ 185	$ (39,141)
Proceeds from issuance of common stock	2,577	25	14	—	46	—	(25)	—	46
Repurchase of unvested restricted common stock	(446)	(4)	—	—	(11)	—	—	—	(15)
Reversal of unvested deferred stock-based compensation on restricted common stock repurchased	—	—	—	—	(139)	139	—	—	—
Dividends on common stock	—	—	—	—	—	—	(97,432)	—	(97,432)
Amortization of stock-based compensation	—	—	—	—	—	63	—	—	63
Stock-based compensation upon acceleration of vesting	—	—	—	—	337	—	—	—	337
Comprehensive Income:
Net income	—	—	—	—	—	—	5,606	—	5,606
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	233	233
Unrecognized loss on interest rate hedges, net of tax	—	—	—	—	—	—	—	(151)	(151)
Total comprehensive income									5,688
Reclassification of common stock that vested	—	—	—	—	26	—	—	—	26
Accrued dividends on preferred stock	—	—	—	—	(461)	—	(4,498)	—	(4,959)
Balance as of October 31, 2004	56,430	564	19	—	146	(146)	(136,218)	267	(135,387)
Issuance of common stock, net of issuance costs	11,211	112	39		125,947	—	—	—	126,059
Conversion of nonvoting to voting common stock	58	—	(58)	—	—	—	—	—	—
Repurchase of unvested restricted common stock	(53)	—	—	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	52	—	—	52
Deferred stock-based compensation	—	—	—	—	442	(442)	—	—	—
Reversal of deferred stock-based compensation upon adoption of FAS123(R)	—	—	—	—	(536)	536	—	—	—
Stock-based compensation under FAS123(R) (including tax benefit of $441)	—	—	—	—	2,076	—	—	—	2,076
Comprehensive Income:
Net income	—	—	—	—	—	—	33,239	—	33,239
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	341	341
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	—	—	(2)	(2)
Unrecognized gain on interest rate hedges, net of tax	—	—	—	—	—	—	—	134	134
Total comprehensive income									33,712
Reclassification of common stock that vested	—	—	—	—	26	—	—	—	26
Balance as of October 31, 2005	67,646	676	—	—	128,101	—	(102,979)	740	26,538
Issuance of common stock, net of issuance costs	502	6	—	—	3,056	—	—	—	3,062
Stock-based compensation under FAS123(R) (including tax benefit of $3,414)	—	—	—	—	9,412	—	—	—	9,412
Comprehensive Income:
Net income	—	—	—	—	—	—	59,511	—	59,511
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	300	300
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	—	—	1	1
Unrecognized loss on interest rate hedges, net of tax	—	—	—	—	—	—	—	(83)	(83)
Total comprehensive income									59,729
Balance as of October 31, 2006	68,148	$682	—	$ —	$140,569	$ —	$(43,468)	$ 958	98,741

See accompanying notes.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Years Ended October 31,
	2006	2005	2004
Cash flows from operating activities
Net income	$59,511	$33,239	$5,606
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of purchased intangibles	10,328	11,902	19,945
Depreciation and amortization of equipment and improvements	3,505	3,691	2,451
Amortization of capitalized software	1,231	1,173	698
Amortization of interest rate caps	236	109	15
Amortization of debt issuance costs	1,105	1,150	945
Stock-based compensation	6,000	1,687	400
Non-cash portion of loss on debt extinguishment	6,359	2,898	8,385
Other	(52)	(17)	295
Net cash provided by operating activities before changes in working capital	88,223	55,832	38,740
Changes in operating assets and liabilities:
Accounts receivable, net	(28,938)	(8,817)	(7,721)
Inventories	(51,983)	(3,407)	8,544
Deferred tax assets	(5,801)	(9,853)	(9,821)
Prepaid expenses and other current assets	(4,444)	(269)	(1,508)
Other assets	(2,106)	(1,118)	1,543
Accounts payable	17,189	3,227	2,459
Income taxes payable	1,542	2,403	647
Tax benefit from stock-based compensation	(3,414)	(441)	—
Accrued compensation	2,656	838	665
Accrued warranty	(1,301)	1,448	(766)
Deferred revenue, net	7,150	3,464	5,500
Deferred tax liabilities	64	(2,047)	1,724
Accrued expenses and other liabilities	(2,090)	(1,101)	(6,789)
Net cash provided by operating activities	16,747	40,159	33,217
Cash flows from investing activities
Software development costs capitalized	(1,999)	(863)	(2,555)
Purchases of equipment and improvements	(3,666)	(3,121)	(2,430)
Purchases of other assets	(903)	(863)	(288)
Purchases of marketable securities	(125,034)	(23,952)	—
Sales and maturities of marketable securities	141,869	7,200	—
Transaction costs, pending acquistions	(3,425)	—	—
Acquisition of business, net of cash and cash equivalents acquired	(10,867)	(13,405)	—
Net cash used in investing activities	(4,025)	(35,004)	(5,273)

See accompanying notes.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(IN THOUSANDS)

	Years Ended October 31,
	2006	2005	2004
Cash flows from financing activities
Proceeds from long-term debt	184,060	—	250,102
Repayments of long-term debt	(182,552)	(78,972)	(10,475)
Repayments of capital leases	(144)	(409)	(396)
Proceeds from revolving promissory notes payable and revolver	—	19,680	192,431
Repayments of revolving promissory notes payable and revolver	—	(19,680)	(209,643)
Repayment of promissory notes payable to stockholders	—	—	(60,000)
Proceeds from issuance of common stock	—	136,950	—
Payments of IPO and follow-on financing costs	—	(11,444)	—
Proceeds from exercises of stock options and other	3,056	753	46
Repurchase of preferred stock	—	—	(86,169)
Tax benefit of stock-based compensation	3,414	441	—
Payment of common stock dividend	—	—	(97,432)
Repurchase of common stock	—	—	(15)
Net cash provided by (used in) financing activities	7,834	47,319	(21,551)
Effect of foreign currency exchange rate changes on cash	943	(114)	435
Net increase in cash and cash equivalents	21,499	52,360	6,828
Cash and cash equivalents, beginning of year	65,065	12,705	5,877
Cash and cash equivalents, end of year	$86,564	$65,065	$12,705
Supplemental disclosures of cash flow information
Cash paid for interest	$12,402	$14,843	$12,433
Cash paid for income taxes	$37,253	$22,350	$12,182
Schedule of noncash transactions
Debt issuance costs withheld from proceeds	$8,720	$—	$11,898
Accrued dividends on preferred stock	$—	$—	$4,959
Issuance of common stock for IPO services	$—	$1,250	$—
Issuance of common stock for acquisition services	$—	$250	$—
Equipment purchased under capital leases	$—	$—	$377

See accompanying notes.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                 Description of the Business and Basis of Presentation

VeriFone Holdings, Inc. (“VeriFone” or the “Company”) was incorporated in the state of Delaware on June 13, 2002 in order to acquire VeriFone, Inc. on July 1, 2002. Prior to the Company’s initial public offering on May 4, 2005, VeriFone was majority owned by GTCR Fund VII, L.P., an equity fund managed by GTCR Golder Rauner, LLC (“GTCR”), a private equity firm. As of October 31, 2006, equity funds managed by GTCR owned approximately 28.6% of the outstanding common stock of the Company. VeriFone designs, markets and services transaction automation systems that enable secure electronic payments among consumers, merchants and financial institutions.

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

Net revenues from System Solutions sales to end-users, resellers, value added resellers and distributors are recognized upon shipment of the product with the following exceptions:

•       if a product is shipped free on board destination, revenue is recognized when the shipment is delivered, or

•       if an acceptance or a contingency clause exists, revenue is recognized upon the earlier of receipt of the acceptance letter or when the clause lapses.

End-users, resellers, value added resellers and distributors generally have no rights of return, stock rotation rights or price protection.

The Company’s System Solutions sales include software that is incidental to the electronic payment devices and services included in its sales arrangements.

The Company enters into revenue arrangements for individual products or services. As a System Solutions provider, the Company’s sales arrangements often include support services in addition to electronic payment devices (“multiple deliverables”). These services may include installation, training, consulting, customer support, product maintenance and/or refurbishment arrangements.

Revenue arrangements with multiple deliverables are evaluated to determine if the deliverables (items) should be divided into more than one unit of accounting. An item can generally be considered a separate unit of accounting if all of the following criteria are met:

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

Deliverables which do not meet these criteria are combined into a single unit of accounting.

If there is objective and reliable evidence of fair value for all units of accounting, the arrangement consideration is allocated to the separate units of accounting based on their relative fair values. In cases where there is objective and reliable evidence of the fair value(s) of the undelivered item(s) in an arrangement but no such evidence for one or more of the delivered item(s), the residual method is used to allocate the arrangement consideration. In cases in which there is no objective and reliable evidence of the fair value(s) of the undelivered item(s), the Company defers all revenues for the arrangement until the period in which the last item is delivered. However, items which do not meet these criteria are combined into a single unit of accounting.

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

Net revenues from services such as customer support are initially deferred and then recognized on a straight-line basis over the term of the contract. Net revenues from services such as installations, equipment repairs, refurbishment arrangements, product maintenance, training and consulting are recognized as the services are rendered.

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

Foreign Currency Translation

The assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated from their respective functional currencies into U.S. dollars at the rates in effect at the balance sheet date, with resulting foreign currency translation adjustments recorded as other comprehensive income in the accompanying consolidated statements of changes in stockholders’ equity (deficit) and comprehensive income. Revenue and expense amounts are translated at average rates during the period.

Gains and losses realized from transactions, including inter-company balances not considered as a permanent investment, and denominated in currencies other than an entity’s functional currency are included in other income (expense), net in the accompanying consolidated statements of operations.

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

The Company’s accounts receivable are derived from sales to a large number of direct customers, resellers and distributors in the Americas, Europe and the Asia Pacific region. The Company performs ongoing evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral.

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

For the years ended October 31, 2006, 2005 and 2004, one customer, First Data Corporation and its affiliates, accounted for 13.0%, 12% and 17%, respectively, of net revenues which is included in both North America and International segments. At both October 31, 2006 and 2005, First Data Corporation and its affiliates, accounted for 13% of accounts receivable. No other customer accounted for 10% or more of net revenues for any period presented or accounted for 10% or more of accounts receivable at either October 31, 2006 or 2005.

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

Besides those noted above, the Company had no other off-balance-sheet concentrations of credit risk, such as option contracts or other derivative arrangements as of October 31, 2006 and 2005.

Contract Manufacturing

The Company outsources the manufacturing of its products to contract manufacturers with facilities in China, Singapore and Brazil. The Company also utilizes third-party service providers in the United States, Canada, United Kingdom, Poland, France, Italy, Spain and Mexico for its equipment repair service.

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

The Company’s international sales are primarily denominated in U.S. dollars. For foreign currency denominated sales, however, the volatility of the foreign currency markets represents risk to the Company’s margins. The Company defines its exposure as the risk of changes in the functional-currency-equivalent cash flows (generally U.S. dollars) attributable to changes in the related foreign currency exchange rates. From time to time the Company enters into certain foreign currency forward contracts with terms designed to substantially match those of the underlying exposure. The Company does not qualify these foreign currency forward contracts as hedging instruments and, as such, records the changes in the fair value of these derivatives immediately in other income (expense), net in the accompanying consolidated statements of operations. As of October 31, 2006 and 2005, the Company did not have any outstanding foreign currency forward contracts. On November 1, 2006 the Company entered into foreign currency forward contracts to sell Australian dollars, Mexican pesos, British pounds and Euros with notional amounts of $3.4 million, $5.6 million, $2.9 million and $2.6 million, respectively. The Company’s foreign currency forward contracts have typically had original maturities of 35 days or less. The gains or losses on foreign currency forward contracts are recorded in other income (expense), net in the accompanying consolidated statements of operations.

The Company is exposed to interest rate risk related to its debt, which bears interest based upon the three-month LIBOR rate. On June 30, 2004, the Company entered into a secured credit facility (the “Credit Facility”) with a syndicate of financial institutions, led by Banc of America Securities and Credit Suisse (formerly Credit Suisse First Boston). The Credit Facility consisted of a Revolver permitting borrowings of up to $30 million, a Term B Loan of $190 million and a Second Lien Loan of $72 million. Under the Credit Facility, the Company was required to fix the interest rate through swaps, rate caps, collars and similar agreements with respect to at least 30% of the outstanding principal amount of all loans and other indebtedness that have floating interest rates. This interest rate protection requirement expired on June 30, 2006. In July 2004, the Company purchased a two-year interest rate cap for $285,000 with a notional amount of $50 million under which the Company received interest payments if the three-month LIBOR rate exceeded 4%. In March 2005, the Company purchased a one-year interest rate cap for $29,000 with an effective date of July 2005 and a notional amount of $30 million, under which the Company received payments to the extent the three-month LIBOR rate exceeded 5%. As of October 31, 2006, the two interest rate caps that the Company purchased in July 2004 and March 2005 have expired.

For the year ended October 31, 2006, the Company received interest of $269,000 from the two expired interest rate caps, as a result of the three-month LIBOR rate on its Term B Loan exceeding 4% and 5%, which is recorded as an offset of interest expense in the statements of operations. For the year ended October 31, 2005, the Company did not receive any interest payment, as three-month LIBOR during that period remained under 4%.

In May 2006, the Company purchased a new two-year interest rate cap for $88,000 with an initial notional amount of $100 million declining to $75 million after one year with an effective date of November 2006 under which the Company will receive interest payments if the three-month LIBOR rate exceeds 6.5%. This interest rate cap was purchased to fix the interest rate related to the existing secured credit facility, or any refinancing thereof which is explained in Note 6. The fair value of the interest rate cap as of October 31, 2006 was $13,000 which was recorded in prepaid expenses and other current assets in the consolidated balance sheets, with the related $75,000 unrealized loss recorded as a component of accumulated other comprehensive income, net of a $29,000 tax benefit.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, money market funds and other highly liquid investments with maturities of three months or less when purchased.

Marketable Securities

The Company classified its marketable securities as available-for-sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported in accumulated other comprehensive income, which is a separate component of stockholders’ equity (deficit), net of tax, in the accompanying consolidated balance sheets. The amortization of premiums and discounts on the investments and realized gains and losses, determined by specific identification based on the trade date of the transactions, are recorded in other expense, net in the accompanying consolidated statements of operations.

Equity Earnings (Loss) in Affiliate

The Company made a minority investment in VeriFone Transportation Systems (“VTS”) in October 2005. The investment in VTS is accounted for under the equity method and included in the other assets in the accompanying consolidated balance sheets. The earnings (loss) relating to this investment is insignificant and included in the other expense, net in the accompanying consolidated statements of operations.

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

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and are included in cost of net revenues in the accompanying consolidated statements of operations. In those instances where the Company bills shipping and handling costs to customers, the amounts billed are classified as revenue.

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

Research and Development Costs

Research and development costs are expensed as incurred. Costs eligible for capitalization under SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, were $2.0 million, $0.9 million and $2.6 million for the years ended October 31, 2006, 2005 and 2004, respectively. Capitalized software development costs of $7.5 million and $5.5 million at October 31, 2006 and 2005, respectively, are being amortized on a straight-line basis over the estimated life of the product to which the costs relate, ranging from three to five years. These costs, net of accumulated amortization of $3.2 million and $2.0 million as of October 31, 2006 and 2005, respectively, are recorded in other assets in the accompanying consolidated balance sheets.

Advertising Costs

Advertising costs are expensed as incurred and totaled approximately $327,000, $211,000 and $161,000 for the years ended October 31, 2006, 2005 and 2004, respectively.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from results of operations. Specifically, foreign currency translation adjustments, changes in the fair value of derivatives designated as hedges and unrealized gains and losses on available-for-sale marketable securities are included in accumulated other comprehensive income in the accompanying consolidated statements of changes in stockholders’ equity (deficit) and comprehensive income.

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

Goodwill and Purchased Intangible Assets

Goodwill and other purchased intangible assets have been recorded as a result of the Company’s acquisitions. Goodwill is not amortized for accounting purposes but is amortizable for tax purposes over 15 years. Purchased intangible assets are amortized over their estimated useful lives, generally one and one-half to five years.

The Company is required to perform an annual impairment test of goodwill. Should certain events or indicators of impairment occur between annual impairment tests, the Company performs the impairment test of goodwill at that date. In the first step of the analysis, the Company’s assets and liabilities, including existing goodwill and other intangible assets, are assigned to these identified reporting units to determine their carrying value. Based on how the business is managed, the Company has five reporting units. Goodwill was allocated to the reporting units based on their relative contributions to the Company’s operating results. If the carrying value of a reporting unit is in excess of its fair value, an impairment may exist, and the Company must perform the second step of comparing the implied fair value of the goodwill to its carrying value to determine the impairment charge, if any.

The fair value of the reporting units is determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, tax deductions and proceeds from disposition. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation and risks associated with the particular investment. Through October 31, 2006, no impairment charge has been recorded.

Accounting for Impairment of Long-Lived Assets

The Company periodically evaluates whether changes have occurred that would require revision of the remaining useful life of equipment and improvements and purchased intangible assets or render them not recoverable. If such circumstances arise, the Company uses an estimate of the undiscounted value of expected future operating cash flows to determine whether the long-lived assets are impaired. If the aggregate undiscounted cash flows are less than the carrying amount of the assets, the resulting impairment charge to be recorded is calculated based on the excess of the carrying value of the assets over the fair value of such assets, with the fair value determined based on an estimate of discounted future cash flows. For the year ended October 31, 2006, no impairment charges have been recorded.

Stock-Based Compensation

Prior to May 1, 2005, the Company accounted for stock-based employee compensation plans under the intrinsic value recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations as permitted by Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). The intrinsic value of stock-based compensation expense recorded by the Company was $52,000 and $400,000 for the years ended October 31, 2005 and 2004.

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

	Years Ended October 31
	2005	2004
Expected term of the options	4 years	2 years
Risk-free interest rate	4.3%	3.3%
Expected stock price volatility	58%	80%

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods using the straight-line method. The Company’s pro forma information is as follows (in thousands, except per share data):

	Years Ended October 31
	2005	2004
Net income attributable to common stockholders—as reported:	$33,239	$647
Plus: stock-based employee compensation expense included in reported net income attributable to common stockholders	1,687	400
Less: total stock-based employee compensation expense determined under fair value based method for all awards	(1,935)	(763)
Plus: tax benefit effect of the compensation difference	97	142
Net income attributable to common stockholders—pro forma:	$33,088	$426
Basic net income per common share—as reported	$0.57	$0.01
Basic net income per common share—pro forma	$0.57	$0.01
Diluted net income per common share—as reported	$0.54	$0.01
Diluted net income per common share—pro forma	$0.54	$0.01

Reclassifications

Certain prior year figures have been reclassified to conform to the October 31, 2006 presentation.

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

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS 154 is not expected to have a material impact on the Company’s consolidated resulting operations, financial position or cash flows.

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

In July 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position. FIN 48 indicates that an enterprise shall initially recognize the financial statement effects of a tax position when it is more likely than not of being sustained on examination, based on the technical merits of the position. In addition, FIN 48 indicates that the measurement of a tax position that meets the more likely than not threshold shall consider the amounts and probabilities of the outcomes that could be realized upon ultimate settlement. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact of adopting FIN 48 on the Company’s consolidated results of operations, financial position or cash flows.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is in the process of evaluating the impact of adopting SFAS 157 on the Company’s consolidated results of operations, financial position or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. The implementation of SAB 108 is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

3.                 Acquisitions

On March 1, 2005, the Company acquired the assets of the GO Software business from Return on Investment Corporation for approximately $13.4 million in consideration, consisting of cash and transaction costs. The Company paid $13.0 million in cash and could have paid up to $2.0 million in contingent consideration, based on the future business performance of GO Software through June 2006. No contingent payments were required. GO Software provides PC-based point of sale payment processing software to more than 150,000 businesses. The Company acquired the assets of GO Software to broaden the Company’s presence at the point of sale beyond its core solutions. The Company’s consolidated financial statements include the operating results of the business acquired from the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material. This transaction was accounted for under the purchase method of accounting.

The total purchase price of $13.4 million was allocated to our North America segment as follows: $4.7 million to goodwill (amortizable and deductible for income tax purposes), $8.6 million to intangible assets comprised of developed technology of $4.5 million and customer relationships of $4.1 million and $0.1 million to net tangible assets acquired. With respect to the GO Software acquisition, the weighted average amortization period for developed technology and customer relationships was 2.5 years. The Company accrued in the purchase price allocation $313,000 of restructuring costs related to the integration of GO Software’s Savannah helpdesk facility with the Company’s helpdesk facility in Clearwater, Florida.

On September 1, 2006, the Company acquired PayWare, the payment systems business of Trintech Group PLC for approximately $10.9 million, comprised of $9.9 million in cash consideration and $1.0 million transaction costs. The transaction did not have any contingent payment. The Company acquired PayWare to broaden the Company’s EMEA presence at the point of sale beyond its core solutions. The Company’s consolidated financial statements include the operating results of the business acquired from the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material. This transaction was accounted for under the purchase method of accounting.

The total purchase price of $10.9 million was allocated as follows: $6.4 million to goodwill (not deductible for income tax purposes), $8.0 million to intangible assets comprised of developed technology of $3.0 million, backlog of $1.4 million, customer relationships of $3.6 million, $2.9 million to restructuring costs and $0.6 million to net tangible liabilities acquired. The estimated useful economic lives of the identifiable intangible assets acquired are 3 to 5 years for the developed technology, one year for backlog, and 4 to 5 years for the customer relationship. The weighted average amortization period for developed technology and customer relationships was 3.7 years.

4.                 Marketable Securities

As of October 31, 2006, the Company did not have any marketable securities.

Marketable securities as of October 31, 2005 consist of the following (in thousands):

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

5.                 Balance Sheet and Statement of Operations Details

Allowance for Doubtful Accounts

Activity related to allowance for doubtful accounts consisted of the following (in thousands):

	Balance at	Charged to
	Beginning of	Costs and	Deduction-	Balance of
	Year	Expenses	Write-offs	End of Year
	(in thousands)
Allowance for Doubtful Accounts
Year ended October 31, 2006	$1,571	$1,623	$(830)	$2,364
Year ended October 31, 2005	2,868	(675)	(622)	1,571
Year ended October 31, 2004	4,268	(1,442)	42	2,868

Inventories

Inventories consisted of the following (in thousands):

	October 31
	2006	2005
Raw materials	$4,095	$2,745
Work-in-process	808	1,133
Finished goods	81,728	29,623
	$86,631	$33,501

Equipment and Improvements

Equipment and improvements consisted of the following (in thousands):

	October 31
	2006	2005
Computer hardware and software	$7,049	$3,525
Office equipment, furniture and fixtures	3,972	1,407
Machinery and equipment	5,602	3,086
Leasehold improvement	3,897	3,257
Construction in progress	966	1,481
	21,486	12,756
Accumulated depreciation and amortization	(14,186)	(6,883)
	$7,300	$5,873

At October 31, 2006 and 2005, equipment amounting to $1.3 million was capitalized under capital leases. Related accumulated amortization at October 31, 2006 and 2005 amounted to $1.2 million and $1.1 million, respectively.

Purchased Intangible Assets

Purchased intangible assets subject to amortization consisted of the following (in thousands):

	Gross Carrying Amount			Accumulated Amortization			Net
	October 31,		October 31,	October 31,		October 31,	October 31,	October 31,
	2005	Additions	2006	2005	Additions	2006	2006	2005
Developed technology	$30,804	$4,360	$35,164	$(25,879)	$(2,737)	$(28,616)	$6,548	$4,925
Core technology	14,442	—	14,442	(9,629)	(2,888)	(12,517)	1,925	4,813
Trade name	22,225	—	22,225	(16,402)	(3,540)	(19,942)	2,283	5,823
Customer relationships	15,714	3,600	19,314	(12,363)	(1,163)	(13,526)	5,788	3,351
	$83,185	$7,960	$91,145	$(64,273)	$(10,328)	$(74,601)	$16,544	$18,912

Amortization of purchased intangibles was allocated as follows (in thousands):

	Years Ended October 31
	2006	2005	2004
Included in cost of net revenues	$5,625	$6,935	$9,745
Included in operating expenses	4,703	4,967	10,200
	$10,328	$11,902	$19,945

Estimated amortization expense as of October 31 is as follows (in thousands):

	Cost of	Operating
	Revenues	Expenses	Total
2007	5,387	3,988	9,375
2008	1,691	1,989	3,680
2009	1,073	1,112	2,185
2010	300	580	880
Thereafter	27	397	424
	$8,478	$8,066	$16,544

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	Years Ended October 31
	2006	2005
Balance, beginning of year	$47,260	$53,224
Additions related to acquisitions	6,352	4,705
Resolution of tax contingencies and adjustments to tax reserves and valuation allowances established in purchase accounting	(923)	(10,669)
Balance, end of year	$52,689	$47,260

During fiscal 2006, the Company recorded additional goodwill related to the asset acquisition of PayWare, the payment system business of Trintech of $6.4 million and during fiscal 2005, the Company recorded additional goodwill related to the asset acquisition of GO Software of $4.7 million.

Warranty

Activity related to warranty consisted of the following (in thousands):

	Years Ended October 31
	2006	2005
Balance, beginning of year	$5,243	$3,795
Warranty charged to cost of net revenues	3,311	4,503
Utilization of warranty	(3,815)	(4,378)
Changes in estimates	693	1,323
Balance, end of year	5,432	5,243
Less current portion	(4,902)	(4,371)
Long term portion	$530	$872

Deferred revenue, Net

Deferred revenue, net of cost consisted of the following (in thousands):

	Years Ended October 31
	2006	2005
Deferred revenue	$34,309	$24,377
Less long term portion	(7,371)	(6,835)
	26,938	17,542
Deferred cost of revenue	(3,371)	(2,019)
Current portion, net	$23,567	$15,523

Restricted cash

As of October 31, 2006, the Company had $631,000 in restricted cash of which $380, 000 was related to an escrow account, $46,000 was related to an office facility and $205,000 was related to the Company’s credit facility, all of which are recorded in other assets.

Other Expense, Net

Other expense, net consisted of the following (in thousands):

	Years Ended October 31
	2006	2005	2004
Loss on debt extinguishment and debt repricing fee	$(6,359)	$(5,630)	$(9,810)
Foreign currency transaction gains, net	397	428	252
Foreign currency contract losses, net	(866)	(1,227)	(2,425)
Other, net	434	(244)	114
	$(6,394)	$(6,673)	$(11,869)

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consisted of the following (in thousands):

	October 31
	2006	2005
Foreign currency translation adjustments, net of tax of $1,068 and $834	$1,003	$759
Unrecognized loss on interest rate hedges, net of tax of $29 and $11	(46)	(17)
Unrealized gain (loss) on marketable securities, net of tax of $1	1	(2)
Accumulated other comprehensive income	$958	$740

Income tax expense allocated to the components of accumulated other comprehensive income consisted of the following (in thousands):

	Years Ended October 31
	2006	2005	2004
Foreign currency translation adjustments	$234	$299	$160
Unrealized gains (losses) on interest rate hedges	18	85	(96)
	$252	$384	$64

6.                 Financing

The Company’s financings consisted of the following (in thousands):

	October 31
	2006	2005
Secured credit facility
Revolver	$—	$—
Term B loan	192,780	182,553
Capital leases	109	253
	192,889	182,806
Less current portion	(1,985)	(1,994)
Long term portion	$190,904	$180,812

Secured Credit Facility

On June 30, 2004, the Company entered into a secured credit facility (the “Old Credit Facility”) with a syndicate of financial institutions, led by Banc of America Securities and Credit Suisse First Boston. The Old Credit Facility consists of a Revolver permitting borrowings up to $30 million, a Term B Loan of $190 million and a Second Lien Loan of $72 million. The Old Credit Facility is guaranteed by the Company and its subsidiaries and is secured by collateral including substantially all of the Company’s assets and stock of the Company’s subsidiaries. As of October 31, 2005, the interest rate on the Term B Loan was 6.24%. For the year ended October 31, 2005 and the period from June 30, 2004 to October 31,

2004 the weighted average interest rate on the Credit Facility was 5.72% and 5.08%, respectively. The Company also paid a commitment fee on the unused portion of the Revolver under its Old Credit Facility at a rate that varies between 0.375% and 0.5% per annum depending upon its consolidated total leverage ratio.

At the Company’s option, the Revolver bore interest at a range of 1.75% to 2.75% over the three-month LIBOR rate, which was 4.24% at October 31, 2005, depending upon the Company’s leverage ratio as defined in the Old Credit Facility Agreement, or 1.50% over the lender’s base rate, which was 6.75% at October 31, 2005. The entire $30 million Revolver was available for borrowing to meet short-term working capital requirements at October 31, 2005. At the Company’s option, borrowings on the Term B Loan bore interest at a rate of either 2.0% (2.5% prior to May 4, 2005) over the three-month LIBOR or 1.0% (1.5% prior to May 4, 2005) over the lender’s base rate. Interest payments were due monthly, bi-monthly, quarterly or bi-quarterly at the Company’s option. The lender’s base rate was the greater of the Fed Funds rate plus 50 basis points or the Bank of America prime rate. The respective maturity dates on the components of the Old Credit Facility were June 30, 2009 and June 30, 2011 for the Revolver and Term B Loan. Payments on the Term B Loan were due in equal quarterly installments of $462,000 over the seven-year term on the last day of the second month of each quarter.

On May 4, 2005, the Company used a portion of the net proceeds that it received from its initial public offering to repay in full a Second Lien Loan and to pay a prepayment premium of $2.2 million. During the year ended October 31, 2005, the Company also prepaid $5.0 million of the principal balance on the Term B Loan. The Company recorded a loss on debt extinguishment of $5.1 million, including the $2.2 million prepayment premium and $2.9 million of unamortized debt issuance costs, in other expense, net on the condensed consolidated statements of operations for the year ended October 31, 2005.

The Company used the proceeds from the June 2004 Credit Facility to i) repay all amounts outstanding under the then existing Term and Revolving Notes Payable Facility and certain promissory notes payable to stockholders, ii) redeem all outstanding Preferred Stock and iii) pay a dividend to common stockholders. The Company recorded a loss of $9.8 million for the year ended October 31, 2004, on early extinguishment of this debt which was recorded in other expense, net in the consolidated statements of operations. Included as part of the loss on debt extinguishment were the unamortized debt discount of $7.8 million on promissory notes payable to stockholders and an early termination fee of $1.2 million paid to the holders on such notes.

On October 31, 2006, the Company entered into a Credit Agreement (“the New Credit Facility”) with a syndicate of financial institutions, led by JPMorgan Chase Bank, N.A. and Lehman Commercial Paper Inc. The New Credit Facility provided by the Credit Agreement consists of a Term B Loan facility of $500 million and a revolving loan permitting borrowings of up to $40 million. The proceeds from the Term B loan were used to repay all outstanding amounts relating to the Old Credit Facility, pay certain transaction costs and partially fund the cash consideration in connection with the acquisition of Lipman on November 1, 2006. As of October 31, 2006, the Company had drawn $192.9 million of the Term B Loan and the remainder on November 1, 2006. The Company recorded an expense of $6.4 million for the year ended October 31, 2006, on early extinguishment of the Old Credit Facility which was recorded in other expense, net in the consolidated statements of operations.

The New Credit Facility is guaranteed by the Company and certain of its subsidiaries and is secured by collateral including substantially all of the Company’s assets and stock of the Company’s subsidiaries. As of October 31, 2006, the interest rates were 7.12% on the Term B Loan and 6.87% on the revolving loan. The Company pays a commitment fee on the unused portion of the revolving loan under its New Credit Facility at a rate that varies between 0.375% and 0.30% per annum depending upon its consolidated total leverage ratio. As of October 31, 2006, the Company was paying a commitment fee at a rate of 0.375% per annum. The Company pays a letter of credit fee on the unused portion of any letter of credit issued under the New

Credit Facility at a rate that varies between 1.50% and 1.25% per annum depending upon its consolidated total leverage ratio. As of October 31, 2006, the Company was subject to a letter of credit fee at a rate of 1.50% per annum.

At the Company’s option, the revolving loan bears interest at a rate of 1.50% over the three-month LIBOR, which was 5.37% as of October 31, 2006, or 0.50% over the lender’s base rate, which was 8.25% as of October 31, 2006. As of October 31, 2006, the entire $40 million revolving loan was available for borrowing to meet short-term working capital requirements. At the Company’s option, the Term B Loan bears interest at a rate of 1.75% over the three-month LIBOR or 0.75% over the base rate.

Interest payments are generally paid monthly but can be based on one, two, three or six month periods. The lender’s base rate is the greater of the Fed Funds rate plus 50 basis points or the JPMorgan prime rate. The respective maturity dates on the components of the New Credit Facility are October 31, 2014 for the revolving loan and October 31, 2015 for the Term B Loan. Payments on the Term B Loan are due in equal quarterly installments of $1.2 million over the seven-year term on the last business day of each calendar quarter.

The terms of the New Credit Facility require the Company to comply with financial covenants, including maintaining leverage and fixed charge coverage ratios, obtaining protection against fluctuation in interest rates, and limits on capital expenditure levels at the end of each fiscal quarter. By January 31, 2007, the Company will be required to maintain a total leverage ratio of not greater than 4.00 to 1.0 and a fixed charge coverage ratio of at least 2.0 to 1.0. Total leverage ratio is equal to total debt less cash as of the end of a reporting fiscal quarter divided by the consolidated EBITDA for the most recent four consecutive fiscal quarters. Some of the financial covenants become more restrictive over the term of the New Credit Facility. Noncompliance with any of the financial covenants without cure or waiver would constitute an event of default under the New Credit Facility. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of repayment of the principal and interest outstanding and a termination of the revolving loan. The New Credit Facility also contains non-financial covenants that restrict some of the Company’s activities, including its ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in specified transactions with affiliates. The terms of the New Credit Facility permit prepayments of principal and require prepayments of principal upon the occurrence of certain events including among others, the receipt of proceeds from the sale of assets, the receipt of excess cash flow as defined, and the receipt of proceeds of certain debt issues. The New Credit Facility also contains customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, subject to specified grace periods, breach of specified covenants change in control and material inaccuracy of representations and warranties. The Company was in compliance with its financial and non-financial covenants as of October 31, 2006.

The Company was in compliance with the New Credit Facility’s nonfinancial covenants as of October 31, 2006. The New Credit Facility’s financial covenants are not measured until financial results are available for the three months ended January 31, 2007.

Capital Leases

The Company leases certain equipment under capital leases. Payments due under capital leases as of October 31, 2006, are as follows (in thousands):

Twelve months ending October 31:
2007	$60
2008	39
2009	16
2010	—
Total minimum lease payments	115
Amount representing interest	(6)
Preasent value of minimum lease payments	109
Less current portion	57
Long-term portion	$52

Principal Payments

Principal payments due for financings, including capital leases, over the next five years and thereafter are as follows (in thousands):

Twelve months ending October 31:
2007	$1,988
2008	1,967
2009	1,944
2010	1,928
2011	1,928
Thereafter	183,140
192,895
Amount representing interest on capital leases	(6)
192,889

The table above does not include the additional borrowing on November 1, 2006 under the New Credit Facility to fund the portion of the cash consideration in the acquisition of Lipman (See Note 15).

7.                 Income Taxes

Income before income taxes consisted of the following (in thousands):

	Years Ended October 31
	2006	2005	2004
US	$74,267	$40,625	$3,372
Foreign	17,403	6,104	7,205
	$91,670	$46,729	$10,577

The provision (benefit) for income taxes consisted of the following (in thousands):

	Years Ended October 31
	2006	2005	2004
Current:
Federal	$28,618	$19,717	$9,453
State	5,257	3,754	1,836
Foreign	4,179	2,984	2,599
	$38,054	$26,455	$13,888
Deferred:
Federal	$(4,744)	$(11,215)	$(8,291)
State	(476)	(1,640)	(1,185)
Foreign	(675)	(110)	559
	$(5,895)	$(12,965)	$(8,917)
	$32,159	$13,490	$4,971

A reconciliation of taxes computed at the federal statutory income tax rate to the provision for income taxes is as follows (in thousands):

	Years Ended October 31
	2006	2005	2004
Provision computed at the federal statutory rate	$32,084	$16,355	$3,702
State income tax, net of federal tax benefit	3,108	1,374	423
Foreign income taxes	(2,023)	802	(234)
Valuation allowance	(2,304)	(4,836)	1,239
Other	1,294	(205)	(159)
	$32,159	$13,490	$4,971

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	Years Ended October 31
	2006	2005
Deferred tax assets:
Inventories	$4,457	$4,224
Net operating loss carryforwards	13,576	7,076
Accrued expenses and reserves	7,809	7,206
Deferred revenue	9,378	7,874
Depreciation	1,400	1,371
Acquisition related items	23,887	23,331
Foreign currency	603	30
Other assets	2,542	550
Valuation allowance	(25,248)	(20,667)
Total deferred tax assets	38,404	30,995
Deferred tax liabilities:
Acquisition related items	(2,150)	—
Inventories	(88)	(137)
Foreign currency	(1,021)	(908)
Unremitted earnings of foreign subsidiaries	(96)	(96)
Other	(941)	(819)
Total deferred tax liabilities	(4,296)	(1,960)
Net deferred tax assets	$34,108	$29,035

At October 31, 2006, the Company had recorded net deferred tax assets of $34.1 million. The realization of the deferred tax assets is primarily dependent on the Company generating sufficient U.S. and certain foreign taxable income in fiscal years 2007, 2008 and 2009 as forecasted by management. Although realization is not assured, the Company’s management believes that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease when the Company reevaluates the underlying basis for its estimates of future taxable income.

At October 31, 2006 and 2005, the Company had recorded a valuation allowance for deferred tax assets of $25.2 million and $20.7 million, respectively. Approximately $8.4 million of deferred tax assets subject to the valuation allowance are attributable to acquisition-related items that, when realized, may reduce goodwill. During the years ended October 31, 2006 and 2005, goodwill was reduced by approximately $0.2 million and $0.5 million, respectively, as a result of a reduction in the valuation allowance for acquisition-related deferred tax assets that were realized.

The Company had aggregate net operating loss carry forwards (NOLs) in various foreign countries of approximately $75.6 million at October 31, 2006. The Company has provided a full valuation allowance on deferred tax assets recorded in connection with the foreign NOLs and other foreign timing differences in countries where management believes that it is more likely than not that such deferred tax assets will not be realized. Approximately $64.3 million of foreign NOLs may be carried forward indefinitely. The remaining balance of approximately $11.3 million of foreign NOLs is subject to limited carry forward terms of 5 to 15 years. NOLs of $5.8 million, $1.1 million and $0.6 million will expire in 2007, 2008 and 2009, respectively, if not utilized. The Company recorded tax benefits in the amount of $0.6 million for net operating losses for the year ended October 31, 2006.

The Company reduced tax liabilities by $0.8 million and $7.6 million, for the years ended October 31, 2006 and 2005 due to the resolution of certain pre-acquisition tax contingencies. The reduction in tax liabilities resulted in a reduction of goodwill by $0.7 and $6.9 million for the years ended October 31, 2006 and 2005 for tax liabilities recorded for the period prior to the Company’s 2002 acquisition and a reduction in the current provision for taxes for the years ended October 31, 2006 and 2005 by $0.1 million and $0.7 million related to interest accrued on these tax liabilities after the acquisition. In addition, during the year ended October 31, 2005 the Company reduced goodwill by approximately $3.3 million, related to other adjustments to valuation allowances established in purchase accounting.

The Company’s deferred tax asset valuation allowance increased by $4.6 million for the year ended October 31, 2006 and decreased by $4.9 million for the year ended October 31, 2005. The valuation allowance increased by $2.2 million for the year ended October 31, 2004.

The Company has not provided U.S. taxes on certain non-U.S. subsidiaries for which the earnings are permanently reinvested. These subsidiaries had accumulated earnings of approximately $23.4 million as of October 31, 2006. The U.S. deferred tax liability that would be recorded if these earnings were not permanently reinvested is approximately $3.7 million.

The Company has been granted pioneer status for its operations in Singapore commencing November 1, 2005. The tax rate for enterprises granted pioneer status in Singapore is 0%. The benefits of the pioneer status will expire on November 1, 2011. The tax benefit of the tax holiday for the year ended October 31, 2006 was $0.9 million or 1 cent per share.

The Company is currently subject to an audit by the IRS for its fiscal periods ending October 31, 2002 and 2003. The Company believes it has adequately accrued income taxes for these periods.

8.                 Stockholders’ Equity (Deficit)

Common and Preferred Stock

On May 4, 2005 the Company amended its articles of incorporation to authorize 100,000,000 shares of Common Stock, par value $0.01 per share, and 10,000,000 shares of Preferred Stock, par value $0.01. The holder of each Common Stock has the right to one vote. The board of directors has the authority to issue the undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. At October 31, 2006 and October 31, 2005, there were no shares of Preferred Stock outstanding and there were 68,148,245 and 67,646,279 shares of Common Stock outstanding.

On May 4, 2005, in connection with the amendment and restatement of our Certificate of Incorporation, the Company converted all Nonvoting shares of Common Stock to Voting shares of Common Stock on a one-for-one basis, with a corresponding effective conversion of all outstanding options to purchase Nonvoting shares of Common Stock and shares reserved for issuance under the Option Plan. As a result of that modification, the Company recognized additional compensation expense of $44,000 and $35,000 for the year ended October 31, 2006 and 2005, respectively.

On May 4, 2005, the Company completed an initial public offering of 15.4 million shares of its Common Stock at a price of $10.00 per share. Of the shares sold, 8.5 million shares, with an aggregate offering price of $85.0 million, were sold by the Company and 9.2 million shares, with an aggregate offering price of $92.1 million were sold by selling stockholders, including the underwriters’ over-allotment of 2.3 million shares. The Company received approximately $76.8 million in net proceeds from the offering, of which $72.0 million was used to repay the outstanding principal owed on the second lien loan and $2.2 million was used to pay a prepayment premium.

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

Restricted Common Stock

The Company has a right to repurchase shares of Common Stock sold to the Company’s Chief Executive Officer (the “CEO”) at the original sale price, $0.0333 per share, in the event the CEO ceases to be employed by the Company or any of its subsidiaries. This right lapses at a rate of 20% of the original 3,910,428 shares per year. Upon the sale of the Company, any remaining unvested shares will become vested. At October 31, 2006 and 2005, respectively, 782,085 and 1,564,171 shares of Common Stock issued to the CEO remained subject to this lapsing repurchase right.

The Company has a right to repurchase shares of Common Stock sold to certain executives of the Company pursuant to the Company’s 2002 Securities Purchase Plan at the lesser of the original sale price, $0.0333 per share, or the fair value on the date of separation in the event that the executive ceases to be employed by the Company or any of its subsidiaries. This right lapses at a rate of 20% of the original 1,929,145 shares per year. Upon the sale of the Company, all remaining unvested shares will become vested. At October 31, 2006 and 2005, respectively, 218,985 and 437,969 shares of Common Stock remained subject to this lapsing repurchase right.

Pursuant to APB No. 25 the Company recorded deferred stock-based compensation of $446,000 in connection with several sales of Common Stock to the executives before October 31, 2003. The deferred stock-based compensation represents the difference between the fair value of the Company’s Common Stock for accounting purposes and the original sale price. The Company amortized the deferred stock-based compensation to expense on a straight-line basis over the vesting period through April 30, 2005. The Company ceased amortization of this stock-based compensation pursuant to APB No. 25 on April 30, 2005 upon adoption of SFAS 123(R). During the years ended October 31, 2006, 2005 and 2004, the Company recorded zero, $52,000 and $63,000 of stock compensation expense, which was included in general and administrative expenses in the accompanying consolidated statements of operations.

During the year ended October 31, 2004, several executives ceased to be employed by the Company and the Company repurchased 446,658 unvested shares of Common Stock for $15,000. As a result, deferred compensation of $139,000 previously recognized pursuant to APB No. 25 related to the repurchased shares was reversed. During the year ended October 31, 2004, the Company recognized $337,000 in stock based compensation pursuant to APB No. 25 as a result of a modification to accelerate vesting on a portion of various executives’ unvested shares upon departure from the Company, which was included in general and administrative expenses in the accompanying consolidated statements of operations.

A summary of the status of the Restricted Common Stock nonvested shares as of October 31, 2006 and changes during the year then ended is presented below:

		Weighted -Average
		Grant-Date
	Shares	Fair Value
Nonvested at November 1, 2005	2,002,140	$0.06
Granted	—	—
Vested	(1,001,068)	0.06
Forfeited	—	—
Nonvested at October 31, 2006	1,001,072	0.06

Stock Option Plans

As of October 31, 2006, the Company had a total of 5,406,108 stock options outstanding with a weighted average exercise price of $17.84 per share. The number of securities that remained available for future grants was 6,333,255.

New Founders’ Stock Option Plan

On April 30, 2003, the Company adopted the New Founders’ Stock Option Plan (the “Option Plan”) for executives and employees of the Company. A total of 1,500,000 shares of the Company’s Common Stock had been reserved for issuance under the Option Plan. The Company will no longer grant options under the New Founders’ Plan and retired 156,670 shares available for future grant under the New Founders’ Plan on March 22, 2006 and will retire any options cancelled thereafter. Option awards were generally granted with an exercise price equal to the market price of the Company’s stock at the day of grant. Those option awards generally vest over a period of five years from the date of grant and have a maximum term of ten years.

The following table summarizes option activity under the New Founders’ Option Plan:

	Years Ended October 31,
	2006				2005		2004
			Weighted
			Average
		Weighted	Remaining			Weighted		Weighted
	Shares	Average	Contractual	Aggregate	Shares	Average	Shares	Average
	Under	Exercise	Term	Intrinsic	Under	Exercise	Under	Exercise
	Option	Price	(Years)	Value	Option	Price	Option	Price
				(thousands)
Balance beginning of year	1,269,045	$4.13			1,292,940	$3.06	668,420	$3.05
Granted	—	—			187,000	10	742,000	3.07
Exercised	(293,978)	3.16			(99,495)	3.05	(14,525)	3.05
Cancelled	(77,005)	6.74			(111,400)	3.08	(102,955)	3.05
Balance end of year	898,062	4.22	7.40	$22,440	1,269,045	4.13	1,292,940	3.06
Vested or expected to vest at October 31, 2006	715,755	$4.22	7.40	$17,885
Exercisable at end of year	404,817	$3.80	7.16	$10,286	438,615	$3.09	256,045	$3.05

The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options. The total intrinsic value of options exercised during the year ended October 31, 2006 and 2005 was $7.1 million and $1.4 million, respectively.

The weighted average grant date fair value of options granted during the year ended October 31, 2005 and 2004 was $6.18 and $1.42 per share, respectively.

As of October 31, 2006, pursuant to SFAS 123(R) there was $1.1 million of unrecognized compensation cost related to non-vested shared based compensation arrangements granted under the New Founders’ Plan. The cost is expected to be recognized over a remaining weighted average period of 2.4 years. The total fair value of options vested during the year ended October 31, 2006 and 2005 was $546,000 and $344,000, respectively.

Directors’ Stock Option Plan

In January, 2005, the Company adopted the Outside Directors’ Stock Option Plan (the “Directors’ Plan”) for members of the Board of Directors of the Company who are not employees of the Company or representatives of major stockholders of the Company. A total of 225,000 shares of the Company’s Common Stock have been reserved for issuance under the Directors’ Plan. The Company will no longer grant options under Directors’ Plan and retired 135,000 shares available for future grant under the Directors’ Plan on March 22, 2006 and will retire any options cancelled thereafter. Option grants for members of the Board of Directors of the Company who are not employees of the Company or representatives of major stockholders of the Company will be covered under 2006 Equity Incentive Option Plan.

The Directors’ Plan provided for a grant to each director, upon initial appointment to the board, options to purchase 30,000 shares of Common Stock and, each year thereafter, options to purchase an additional 7,500 shares of Common Stock. Stock options granted generally vest over a period of four years from the date of grant and have a maximum term of seven years.

The following table summarizes option activity under the Director Plan:

	Years Ended October 31,
	2006				2005
			Weighted
			Average
		Weighted	Remaining			Weighted
	Shares	Average	Contractual	Aggregate	Shares	Average
	Under	Exercise	Term	Intrinsic	Under	Exercise
	Option	Price	(Years)	Value	Option	Price
				(thousands)
Balance beginning of year	90,000	$10.00			—	$—
Granted	—	—			90,000	10.00
Exercised	—	—			—	—
Cancelled	—	—			—	—
Balance end of year	90,000	10.00	5.22	$1,729	90,000	10.00
Vested or expected to vest at October 31, 2006	90,000	$10.00	5.22	$1,729
Exercisable at end of year	37,500	$10.00	5.22	$720	—	$—

The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The weighted average fair value of options granted for the Director Plan during the year ended October 31, 2005 was $6.18.

As of October 31, 2006, pursuant to SFAS 123(R) there was $307,000 of unrecognized compensation cost related to non-vested shared-based compensation arrangements granted under the Directors’ Plan. The cost is expected to be recognized over a remaining weighted average period of 2.2 years. The total fair value of options vested during the year ended October 31, 2006 and 2005 was $231,000 and zero, respectively.

2005 Equity Incentive Option Plan

On April 29, 2005, the Company adopted the 2005 Equity Incentive Option Plan (the “EIP Plan”) for executives, employees of the Company and other individuals who perform services to the Company. A total of 3,100,000 shares of the Company’s Common Stock have been reserved for issuance under the EIP Plan. The Company will no longer grant options under the EIP Plan and retired 890,300 shares available for future grant under the EIP Plan on March 22, 2006 and will retire any options cancelled thereafter. Option awards were generally granted with an exercise price equal to the market price of the Company’s stock at the day of grant. Those options generally vest over a period of four years from the date of grant and have a maximum term of seven years.

The following table summarizes option activity under the EIP Plan:

	Years Ended October 31,
	2006				2005
			Weighted
			Average
		Weighted	Remaining			Weighted
	Shares	Average	Contractual	Aggregate	Shares	Average
	Under	Exercise	Term	Intrinsic	Under	Exercise
	Option	Price	(Years)	Value	Option	Price
				(thousands)
Balance beginning of year	2,119,200	$11.21			—	$—
Granted	180,000	24.81			2,221,700	11.18
Exercised	(207,988)	10.12			—	—
Cancelled	(212,411)	15.68			(102,500)	10.00
Balance end of year	1,878,801	12.13	5.57	$32,086	2,119,200	11.21
Vested or expected to vest at October 31, 2006	1,627,042	$12.13	5.57	$27,787
Exercisable at end of year	418,383	$11.50	5.55	$7,408	—	$—

The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options. The total intrinsic value of options exercised during the year ended October 31, 2006 and 2005 was $4.0 million and zero, respectively.

The weighted average grant date fair value of options granted during the year ended October 31, 2006 and 2005 was $12.07 and $5.35 per share, respectively.

As of October 31, 2006, pursuant to SFAS 123(R) there was $8.2 million of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the EIP Plan. The cost is expected to be recognized over a remaining weighted average period of 2.6 years. The total fair value of options vested during the year ended October 31, 2006 and 2005 was $3.1 million and zero, respectively.

2006 Equity Incentive Option Plan

On March 22, 2006, the stockholders of VeriFone approved the 2006 Equity Incentive Option Plan (the “2006 Plan”) for executives, directors, employees and consultants of the Company. A total of 9,000,000 shares of the Company’s Common Stock have been reserved for issuance under the 2006 Plan. Awards are generally granted with an exercise price equal to the market price of the Company’s Common Stock at the date of grant. Those awards generally vest over a period of four years from the date of grant and have a maximum term of 7 years. Any grant of stock options and stock appreciation rights shall be counted as one share for every share granted. Any grant of awards other than stock options or stock appreciation rights shall be counted as 1.75 shares for every share granted.

In March and September 2006, the Company issued 90,000 and 80,000 restricted stock units (RSU) to its executive officers with zero value exercise price. Twenty-five percent of the award shall vest one year from the date of grant and 1/16th vest quarterly thereafter. The fair value of the restricted stock units granted is the stock price on March 22, 2006 and September 12, 2006 of $28.86 and $27.50, respectively. As of October 31, 2006, there were 170,000 restricted stock units outstanding, with an aggregate intrinsic value of $5.0 million. As of October 31, 2006, 170,000 restricted stock units are vested or are expected to vest, with an aggregate intrinsic value of $5.0 million. Pursuant to SFAS123(R), there was $4.3 million of total unrecognized compensation cost related to non-vested restricted stock units. The cost is expected to be recognized over remaining service period of 3.6 years.

The following table summarizes option activity under the 2006 Plan:

	Year Ended October 31, 2006
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
				(thousands)
Balance beginning of year	—	$—
Granted	2,586,220	27.19
Exercised	—	—
Cancelled	(46,975)	29.28
Balance end of year	2,539,245	29.10	6.63	$5,221
Vested or expected to vest at October 31, 2006	2,368,659	$29.10	6.63	$5,203
Exercisable at end of year	—	$—	—	$—

The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options. The weighted average grant date fair value of options granted during the year ended October 31, 2006 was $9.68 per share.

As of October 31, 2006, pursuant to SFAS 123(R) there was $25.2 million of total unrecognized compensation cost related to non-vested shared based compensation arrangements granted under the 2006 Plan. The cost is expected to be recognized over remaining weighted average service period of 3.6 years.

The total cash received from employees as a result of employee stock option exercises under all plans for the year ended October 31, 2006 and 2005 was $3.1 million and $753,000, respectively. In connection with these exercises, the tax benefits realized by the Company for fiscal 2006 and 2005 were $3.4 million and $441,000, respectively.

The Company estimates the grant-date fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123(R) and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107, Share-Based Payment, using the weighted-average assumptions noted in the following table. Expected volatility of the stock is based on the Company’s peer group in the industry in which it does business because the Company does not have sufficient historical volatility data for its own stock. The expected term of options granted is derived from the historical actual term of option grants and represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the US Treasury zero-coupon issues with a remaining term equal to the expected term of the options used in the Black-Scholes valuation model. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under SFAS 123(R).

The Company’s assumptions subsequent to adoption of FAS 123(R) are as follows:

	Years Ended October 31
	2006	2005
Expected term of the options	3 years	4 years
Risk-free interest rate	5.0%	4.3%
Expected stock price volatility	42%	58%
Expected dividend rate	0.0%	0.0%

The following table presents the stock compensation expense recognized in accordance with SFAS 123(R) during the year ended October 31, 2006 and 2005 (in thousands):

	Years Ended October 31
	2006	2005
Cost of net revenues	$709	$187
Research and development	1,194	358
Sales and marketing	2,057	663
General and administrative	2,040	479
	$6,000	$1,687

9.                 Net Income per Common share

Basic income per common share is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding for the period. The diluted net income per common share data is computed using the weighted average number of common shares outstanding plus the effect of common stock equivalents, unless the common stock equivalents are antidilutive.

The following details the computation of the income per common share (in thousands, except per share data):

	Years Ended October 31
	2006	2005	2004
Basic and diluted net income per share:
Numerator:
Net income available to shareholders	$59,511	$33,239	$647
Denominator:
Weighted average shares of voting and non voting common stock outstanding	67,887	60,989	54,891
Less: weighted average number of shares subject to repurchase	(1,670)	(2,671)	(4,166)
Weighted average shares used in computing basic net income per share	66,217	58,318	50,725
Add dilutive securities:
Weighted average shares subject to repurchase	1,670	2,671	4,166
Warrants to purchase voting common stock	—	—	1,697
Stock options and restricted stock units	1,007	471	—
Weighted average number of shares used in computing diluted net income per share	68,894	61,460	56,588
Net income per share:
Basic	$0.90	$0.57	$0.01
Diluted	$0.86	$0.54	$0.01

As of October 31, 2006, 2005 and 2004, options to purchase 2,681,470, 250,500 and 1,292,940 shares of Common Stock were excluded from the calculation of weighted average shares for diluted net income per share as they were anti-dilutive.

10.          Commitments and Contingencies

Commitments

The Company leases certain real and personal property under noncancelable operating leases. Additionally, the Company subleases certain real property to third parties. Future minimum lease payments and sublease rental income under these leases as of October 31, 2006, were as follows (in thousands):

	Minimum Lease	Sublease Rental	Net Minimum
	Payments	Income	Lease Payments
Twelve months ending October 31,
2007	$6,306	$(148)	$6,158
2008	4,468	(109)	4,359
2009	4,025	(82)	3,943
2010	3,709	(4)	3,705
2011	2,934	—	2,934
Thereafter	11,791	—	11,791
	$33,233	$(343)	$32,890

Certain leases require the Company to pay property taxes, insurance and routine maintenance and include rent escalation clauses and options to extend the term of certain leases. Rent expense was approximately $9.2 million, $7.7 million and $6.6 million for the years ended October 31, 2006, 2005 and 2004, respectively. Sublease rental income was approximately $315,000, $147,000 and $500,000 for the years ended October 31, 2006, 2005 and 2004, respectively.

Contingencies

Manufacturing Agreements

The Company works on a purchase order basis with third-party contract manufacturers with facilities in China, Singapore and Brazil to manufacture substantially all of the Company’s inventories. The Company issues a forecast to the third-party contract manufacturers and subsequently agrees to a build schedule to drive component material purchases and capacity planning. In conjunction, the Company issues a combination of purchase order and written direction to drive manufacturing activity for finished goods product. The Company provides each manufacturer with a purchase order on a monthly basis to cover the following months manufacturing requirements, which constitutes a binding commitment by the Company to purchase materials produced by the manufacturer as specified in the purchase order. The total amount of purchase commitments as of October 31, 2006 and 2005 was approximately $17.9 million and $18.6 million, respectively, and are generally paid within one year. Of this amount, $1.4 million and $1.9 million has been recorded in other current liabilities in the accompanying consolidated balance sheets as of October 31, 2006 and 2005, respectively, because the commitment may not have future value to the Company.

Employee Health and Dental Costs

The Company is primarily self-insured for employee health and dental costs, but has stop-loss insurance coverage to limit per-incident liability. The Company believes that adequate accruals are maintained to cover the retained liability. The accrual for self-insurance is determined based on claims filed and an estimate of claims incurred but not yet reported.

Litigation

The Company is subject to various legal proceedings related to patent, commercial, customer and employment matters that have arisen during the ordinary course of its business. Although there can be no assurance as to the ultimate disposition of these matters, the Company’s management has determined, based upon the information available at the date of these financial statements, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Brazilian State Tax Assessment

The Company’s Brazilian subsidiary has been notified of a tax assessment regarding Brazilian state value added tax (“VAT”), for the periods from January 2000 to December 2001 that relates to products supplied to the Company by a contract manufacturer. The assessment relates to an asserted deficiency of 7.4 million Brazilian reais (approximately $3.4 million) including interest and penalties. The tax assessment was based on a clerical error in which the Company’s Brazilian subsidiary omitted the required tax exemption number on its invoices. Management does not expect that the Company will ultimately incur a material liability in respect of this assessment, because they believe, based in part on advice of the Company’s Brazilian tax counsel, that the Company is likely to prevail in the proceedings relating to this assessment. On May 25, 2005, the Company had an administrative hearing with respect to this audit. Management expects to receive the decision of the administrative body sometime in 2007. In the event the Company receives an adverse ruling from the administrative body, the Company will decide whether or not to appeal and would reexamine the determination as to whether an accrual is necessary.

It is currently uncertain what impact this state tax examination may have with respect to the Company’s use of a corresponding exemption to reduce the Brazilian federal VAT.

11.          Related-Party Transactions

For the years ended October 31, 2006, 2005 and 2004, respectively, the Company recorded zero, $125,000 and $250,000 of management fees payable to GTCR Golder Rauner, L.L.C., an affiliate of a stockholder. These fees are included in general and administrative expenses in the accompanying consolidated statements of operations. Upon the closing of the Company’s public offering, the management fees ceased.

The Company recorded amortization of the debt issuance costs of zero, zero and $219,000 for the years ended October 31, 2006, 2005 and 2004 related to a debt placement fee paid to GTCR Golder Rauner, L.L.C, which is included in interest expense, net in the accompanying consolidated statements of operations. The debt amortization ceased on June 30, 2004 when the Company repaid the debt and the remaining unamortized costs were included in the determination of loss on debt extinguishment in other expenses, net in the accompanying consolidated statements of operations. In June 2004, the Company paid a placement fee of $2,920,000 to GTCR Golder Rauner, L.L.C., for services related to the Credit Facility acquired from Banc of America Securities and Credit Suisse First Boston. The debt issuance costs were amortized over the term of the related debt. The Company recorded amortization of debt issuance costs related to these costs of $276,000 and $282,000, respectively, for the years ended October 31, 2006 and 2005, which is included in interest expense, net in the accompanying consolidated statements of operations. For the year ended October 31, 2005, the Company made prepayments on the Credit Facility and $712,000 of the unamortized debt issuances related to the placement fee was written off. On October 31, 2006, the Company entered into a new secured credit facility with a syndicate of financial institutions, led by JPMorgan Chase Bank, N.A. and Lehman Commercial Paper Inc. The proceeds were used to repay the outstanding amounts due from the existing secured credit facility, pay the transaction costs and fund the cash consideration in connection with the merger with Lipman on November 1, 2006. The Company wrote off the remaining balance of unamortized debt issuance cost of the credit facility acquired from Banc of America Securities and Credit Suisse First Boston in the amount of $6.4 million in October 2006.

For the years ended October 31, 2006, 2005 and 2004, respectively, the Company accrued zero, zero and $5.2 million of interest on promissory notes payable to stockholders. The Company repaid the balance of the debt and accrued interest on June 30, 2004. In connection with the repayment of the debt, the Company paid an early termination fee of $1,200,000 to the stockholders that has been included as part of the loss on debt extinguishment included in other expense, net in the accompanying consolidated statements of operations.

For the years ended October 31, 2006, 2005 and 2004, respectively, the Company recorded zero, $152,000 and $1.2 million , of expenses paid to affiliates in connection with services they provided or arranged, which are included in general and administrative expenses in the accompanying statements of operations. For the years ended October 31, 2006, 2005 and 2004, respectively, the Company recorded $7.8 million, zero and zero, respectively, of sales to affiliates of related parties, which are included in System Solutions net revenues in the accompanying consolidated statements of operations.

12.          Restructuring Charges

In connection with the acquisition of VeriFone Inc. by the Company on July 1, 2002, the Company assumed the liability for a restructuring plan (fiscal 2002 restructuring plan). The remaining accrued restructuring balance represents primarily future facilities lease obligations, net of estimated future sublease income, which are expected to be paid through 2007. The Company incurred additional restructuring costs of $8,000 in the International segment for the year ended October 31, 2006. The payment of the restructuring costs for the International segment was $8,000 for the year ended October 31, 2006. The Company paid restructuring costs of $714,000 for the year ended October 31, 2006 in the North America segment. As of October 31, 2006, the Company has a liability of $486,000 and $60,000 for the North America segment and International segment, respectively.

Activities related to the fiscal 2002 restructuring plan are as follows (in thousands):

				Short Term	Long Term
	Facilities	Other	Total	portion	portion
Balance at October 31, 2004	$2,035	$78	$2,113	$1,249	$864
Additions	95	—	95	464	(369)
Cash payments	(930)	(18)	(948)	(948)	—
Balance at October 31, 2005	1,200	60	1,260	765	495
Additions	—	8	8	460	(452)
Cash payments	(714)	(8)	(722)	(722)	—
Balance at October 31, 2006	$486	$60	$546	$503	$43

In connection with the acquisition of the of the assets of the GO Software business from Return on Investment Corporation on March 1, 2005, the Company accrued in the purchase price allocation $313,000 of restructuring costs related to the integration of GO Software’s Savannah helpdesk facility with the Company’s helpdesk facility in Clearwater, Florida, of which $269,000 and $229,000 has been paid as of October 31, 2006 and 2005.

In the first quarter of fiscal 2006, the Company implemented a restructuring plan that established Singapore supply chain operations to leverage a favorable tax environment and manufacturing operations in the Asia Pacific region (fiscal 2006 restructuring plan). The plan included reductions in workforce of employees in the United States, Taiwan, Australia and Hong Kong with an expected cost of $591,000. The Company incurred and paid restructuring costs of $345,000 in the International segment for the year ended

October 31, 2006. For the year ended October 31, 2006, the Company incurred restructuring costs of $246,000 in the North America segment.

Activities related to the fiscal 2006 restructuring plan are as follows (in thousands):

	Employee	Short Term	Long Term
	costs	Portion	Portion
Balance at October 31, 2005	$—	$—	$—
Additions	591	591	—
Cash payments	(583)	(583)	—
Balance at October 31, 2006	$8	$8	$—

In the fourth quarter of fiscal 2006, the Company completed the acquisition of PayWare, the payment system business of Trintech Group PLC. As of October 31, 2006, the Company accrued restructuring costs related to reduction in workforce and future facilities lease obligation of $2.9 million, which was included in the purchase price allocation of PayWare. The payment of the restructuring costs for the international segment was $461,000 for the year ended October 31, 2006.

Activities related to the PayWare acquisition restructuring plan are as follows (in thousands):

					Short Term	Long Term
	Facilities	Severance	Other	Total	portion	portion
Balance at October 31, 2005	$—	$—	$—	$—	$—	$—
Additions	1,148	1,645	76	2,869	2,869	—
Cash payments	(50)	(411)	—	(461)	(461)	—
Balance at October 31, 2006	$1,098	$1,234	$76	$2,408	$2,408	$—

At October 31, 2006 and 2005, $3.0 million and $849,000 of the restructuring liability was included in other current liabilities and $43,000 and $495,000, respectively, was included in other long-term liabilities in the accompanying consolidated balance sheets.

13.          Employee Benefit Plans

The Company maintains a defined contribution 401(k) plan that allows eligible employees to contribute up to 60% of their pretax salary up to the maximum allowed under Internal Revenue Service regulations. Discretionary employer matching contributions of $1.9 million, $1.8 million and $1.7 million were made to the plan during the years ended October 31, 2006, 2005 and 2004.

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

Segment Information

The Company operates in two business segments: i) North America and ii) International. The Company defines North America as the United States and Canada, and International as the countries in which we make sales outside the United States and Canada. Total assets and long-lived assets by segment are based on the physical location of the assets.

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

The following table sets forth net revenues and operating income for the Company’s segments (in thousands):

	Years Ended October 31
	2006	2005	2004
Net revenues:
North America	$333,673	$289,720	$254,010
International	248,383	196,347	136,597
Corporate	(986)	(700)	(519)
Total revenues	$581,070	$485,367	$390,088
Operating income:
North America	$129,358	$104,867	$84,471
International	60,965	37,375	21,450
Corporate	(82,014)	(74,054)	(70,878)
Total operating income	$108,309	$68,188	$35,043

The Company’s long-lived assets which consist primarily of equipment and improvements, net by segment were as follows (in thousands):

	October 31
	2006	2005
North America	$6,270	$5,110
International	3,277	1,715
	$9,547	$6,825

The Company’s goodwill by segment was as follows (in thousands):

	October 31
	2006	2005
North America	$33,587	$34,433
International	19,102	12,827
	$52,689	$47,260

The Company’s total assets by segment were as follows (in thousands):

	October 31
	2006	2005
North America	$327,264	$272,727
International	125,681	54,625
	$452,945	$327,352

The Company’s depreciation and amortization expense by segment was as follows (in thousands):

	Years Ended October 31
	2006	2005	2004
North America	$2,605	$3,353	$2,340
International	900	338	111
	$3,505	$3,691	$2,451

Geographic Information

The Company’s revenues by geographic area were as follows (in thousands):

	Years Ended October 31
	2006	2005	2004
United States	$315,851	$280,126	$248,853
Canada	16,836	8,894	4,638
Latin America	104,225	71,265	44,557
Europe	108,889	88,995	61,474
Asia	35,269	36,087	30,566
	$581,070	$485,367	$390,088

Revenues are allocated to the geographic areas based on the shipping destination of customer orders. Corporate revenues are included in the United States geographic area revenues.

The Company’s long-lived assets exclusive of inter-company accounts, were as follows (in thousands):

	October 31
	2006	2005
United States	$6,409	$5,110
Latin America	677	633
Europe	2,191	1,074
Asia	270	8
	$9,547	$6,825

15.          Subsequent Event (Unaudited)

On November 1, 2006, the Company completed the acquisition of Lipman for approximately $344.8 million in cash, issuance of approximately 13.5 million shares of common stock and assumption of approximately 3.7 million options to purchase shares of common stock. The estimated aggregate purchase price for the acquisition was $785.0 million. The purchase price allocation for this acquisition has not yet been completed. To fund the portion of the cash consideration, the Company borrowed $307.2 million of Term B Loan under its New Credit Facility on November 1, 2006.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

ITEM 9A.        CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures.

With the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

(b)   Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and operational effectiveness of our internal control over financial reporting as of October 31, 2006 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Our management, including the CEO and CFO, does not expect our Disclosure Controls or our internal control over financial reporting will prevent or detect all errors or all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Based on our evaluation utilizing the criteria set forth in Internal Control—Integrated Framework issued by COSO, our management (including our chief executive officer and chief financial officer) concluded that our internal control over financial reporting was effective as of October 31, 2006. Management’s assessment of the effectiveness of our internal control over financial reporting as of October 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included at Item 8 in this Annual Report on Form 10-K.

(c)   Changes in internal control over financial reporting.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fourth quarter of our fiscal year ended October 31, 2006 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

We have no information to report pursuant to Item 9B.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

In addition to the information set forth under the caption “Executive Officers” in Part I of this Form 10-K, the information required by this Item will be in our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on March 30, 2007, which will be filed within 120 days of the end of our fiscal year ended October 31, 2006 and is incorporated herein by reference.

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

ITEM 11.         EXECUTIVE COMPENSATION

Information relating to the registrant’s executive officer and director compensation is incorporated herein by reference in the Proxy Statement.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners of the registrant’s common stock and information relating to the security ownership of the registrant’s management is incorporated herein by reference in the Proxy Statement.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is incorporated herein by reference in the Proxy Statement.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is incorporated herein by reference in the Proxy Statement.

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

10.5(1)	Senior Management Agreement, dated as of July 1, 2002, among VeriFone Holdings, Inc., VeriFone, Inc. and Douglas G. Bergeron
10.5.1(2)	Amendment to Senior Management Agreement, dated as of June 29, 2004, by and among VeriFone Holdings, Inc., VeriFone, Inc. and Douglas G. Bergeron
10.6(1)	Amendment to Senior Management Agreement, dated as of December 27, 2004, by and among VeriFone Holdings, Inc., VeriFone, Inc. and Douglas Bergeron
10.7(1)	2002 Securities Purchase Plan
10.8(1)	New Founders’ Stock Option Plan
10.12(1)	Change in Control Severance Agreement, effective July 1, 2004, between VeriFone Holdings, Inc. and Barry Zwarenstein

10.13(3)	Outside Directors’ Stock Option Plan
10.14(1)	Patent License Agreement, effective as of November 1, 2004, by and between NCR Corporation and VeriFone, Inc.
10.15(6)	2005 Employee Equity Incentive Plan
10.16(5)	Form of Indemnification Agreement
10.17(7)	VeriFone Holdings, Inc. 2006 Equity Incentive Plan
10.18(7)	VeriFone Holdings, Inc. Bonus Plan
10.19(8)

Credit Agreement, dated October 31, 2006, among VeriFone Intermediate Holdings, Inc., VeriFone, Inc., various financial institutions and other persons from time to time parties thereto, as lenders, JPMorgan Chase Bank, N.A., as the administrative agent for the lenders, Lehman Commercial Paper Inc., as the syndication agent for the lenders, Bank Leumi USA and Wells Fargo Bank, N.A., as the co-documentation agents for the lenders, and J.P. Morgan Securities Inc. and Lehman Brothers Inc., as joint lead arrangers and joint book running managers

10.20(9)	Lipman Electronic Engineering Ltd. 2003 Stock Option Plan
10.21(9)	Lipman Electronic Engineering Ltd. 2004 Stock Option Plan
10.22(9)	Lipman Electronic Engineering Ltd. 2004 Share Option Plan
10.23(9)	Amendment to Lipman Electronic Engineering Ltd. 2004 Share Option Plan
10.24(9)	Lipman Electronic Engineering Ltd. 2006 Share Incentive Plan
21.1*	List of subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

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

(3)          Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed April 18, 2005

(4)          Filed as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed April 21, 2005

(5)          Filed as an exhibit to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed April 29, 2005

(6)          Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-124545), filed May 2, 2005

(7)          Incorporated by reference in the Registrant’s Current Report on Form 8-K, filed March 23, 2006.

(8)          Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed November 1, 2006.

(9)          Incorporated by reference in the Registrant’s Registration Statement on Form S-8 (File No. 333-138533), filed November 9, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

VERIFONE HOLDINGS, INC.
By:	/s/ DOUGLAS G. BERGERON
Douglas G. Bergeron, Chairman of the Board of Directors and Chief Executive Officer
December 18, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ DOUGLAS G. BERGERON	Chairman of the Board of Directors	December 18, 2006
Douglas G. Bergeron	and Chief Executive Officer (principal executive officer)
/s/ BARRY ZWARENSTEIN	Executive Vice President and	December 18, 2006
Barry Zwarenstein	Chief Financial Officer (principal financial and accounting officer)
/s/ CRAIG A. BONDY	Director	December 18, 2006
Craig A. Bondy
/s/ JAMES C. CASTLE	Director	December 18, 2006
James C. Castle
/s/ LESLIE DENEND	Director	December 18, 2006
Leslie Denend
/s/ ROBERT B. HENSKE	Director	December 18, 2006
Robert B. Henske
/s/ COLLIN E. ROCHE	Director	December 18, 2006
Collin E. Roche
/s/ CHARLES R. RINEHART	Director	December 18, 2006
Charles R. Rinehart
/s/ ALEX W. HART	Director	December 18, 2006
Alex W. Hart