Form 10-Q
period 2007-01-31
VeriFone Holdings, Inc.
filed 2007-03-09
CIK 1312073

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-32465

VERIFONE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3692546
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.	)

2099 Gateway Place, Suite 600
San Jose, CA 95110
(Address of principal executive offices with zip code)

(408) 232-7800
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☑      Accelerated Filer ☐     Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

At March 7, 2007, the number of shares outstanding of the registrant’s common stock, $0.01 par value was 82,654,752.

VeriFone Holdings, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
	2007	2006
	(Unaudited)
	(In thousands, except
	per share data)

ASSETS
Current assets:
Cash and cash equivalents	$161,889	$86,564
Accounts receivable, net of allowances of $2,267 and $2,364	157,739	119,839
Inventories	130,815	86,631
Deferred tax assets	14,569	13,267
Prepaid expenses and other current assets	24,823	12,943

Total current assets	489,835	319,244
Property, plant and equipment	32,461	7,300
Purchased intangible assets, net	201,130	16,544
Goodwill	534,703	52,689
Deferred tax assets	25,225	21,706
Debt issuance costs, net	10,659	10,987
Transaction costs	—	12,350
Other assets	13,816	12,125

Total assets	$1,307,829	$452,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,893	$66,685
Income taxes payable	3,490	5,951
Accrued compensation	19,667	16,202
Accrued warranty	5,843	4,902
Deferred revenue, net	34,101	23,567
Accrued expenses	4,306	4,752
Accrued transaction costs	—	12,000
Other current liabilities	45,185	16,624
Current portion of long-term debt	5,058	1,985
Restructuring short-term liabilities	3,186	—

Total current liabilities	190,729	152,668
Accrued warranty	448	530
Deferred revenue	12,324	7,371
Long-term debt, less current portion	495,065	190,904
Deferred tax liabilities	42,925	859
Other long-term liabilities	12,383	1,872

Total liabilities	753,874	354,204
Stockholders’ equity:
Preferred Stock: 10,000 shares authorized as of January 31, 2007 and October 31, 2006; zero and zero shares issued and outstanding as of January 31, 2007 and October 31, 2006	—	—
Common Stock: $0.01 par value, 100,000 shares authorized at January 31, 2007 and October 31, 2006; 82,440 and 68,148 shares issued and outstanding as of January 31, 2007 and October 31, 2006	824	682
Additional paid-in-capital	595,983	140,569
Accumulated deficit	(44,452)	(43,468)
Accumulated other comprehensive income	1,600	958

Total stockholders’ equity	553,955	98,741

Total liabilities and stockholders’ equity	$1,307,829	$452,945

See accompanying notes.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	January 31,
	2007	2006
	(Unaudited)
	(In thousands, except
	per share data)

Net revenues:
System Solutions	$189,229	$118,685
Services	27,397	15,945

Total net revenues	216,626	134,630
Cost of net revenues:
System Solutions	122,649	67,115
Services	12,597	7,913

Total cost of net revenues	135,246	75,028

Gross profit	81,380	59,602
Operating expenses:
Research and development	16,806	11,407
Sales and marketing	22,523	14,201
General and administrative	18,405	9,698
Amortization of purchased intangible assets	5,328	1,159
In-process research and development	6,530	—

Total operating expenses	69,592	36,465

Operating income	11,788	23,137
Interest expense	(9,756)	(3,279)
Interest income	972	687
Other income (expense), net	(137)	201

Income before income taxes	2,867	20,746
Provision for income taxes	3,851	6,952

Net income (loss)	$(984)	$13,794

Net income (loss) per share:
Basic	$(0.01)	$0.21

Diluted	$(0.01)	$0.20

Weighted-average shares used in computing net income (loss) per share:
Basic	80,993	65,705

Diluted	80,993	68,810

See accompanying notes.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	January 31,
	2007	2006
	(Unaudited)
	(In thousands)

Cash flows from operating activities
Net income (loss)	$(984)	$13,794
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of purchased intangibles	14,934	2,752
Depreciation and amortization of property, plant and equipment	2,073	774
Amortization of capitalized software	295	275
In-process research and development	6,530	—
Amortization of debt issuance costs	328	266
Stock-based compensation	7,475	923
Other	9	9

Net cash provided by operating activities before changes in working capital	30,660	18,793
Changes in operating assets and liabilities:
Accounts receivable, net	(4,643)	(5,543)
Inventories	20,919	(3,503)
Deferred tax assets	371	(853)
Prepaid expenses and other current assets	(3,215)	(956)
Other assets	4,726	(190)
Accounts payable	(10,744)	(5,298)
Income taxes payable	(1,989)	4,639
Tax benefit from stock-based compensation	(2,351)	(874)
Accrued compensation	(4,080)	(1,512)
Accrued warranty	(1,226)	(333)
Deferred revenue	6,597	2,549
Deferred tax liabilities	(2,707)	—
Accrued expenses and other liabilities	(631)	(473)

Net cash provided by operating activities	31,687	6,446

Cash flows from investing activities
Software development costs capitalized	(876)	(428)
Purchase of property, plant and equipment	(6,972)	(610)
Purchase of other assets	—	(276)
Purchases of marketable securities	—	(55,950)
Sales and maturities of marketable securities	—	51,150
Acquisition of business, net of cash and cash equivalents acquired	(269,965)	—

Net cash used in investing activities	(277,813)	(6,114)

Cash flows from financing activities
Proceeds from long-term debt, net of costs	304,950	—
Repayment of long-term debt	—	(462)
Repayments of capital leases	(4)	(55)
Tax benefit of stock-based compensation	2,351	874
Proceeds from exercises of stock options and other	13,881	369

Net cash provided by financing activities	321,178	726
Effect of foreign currency exchange rate changes on cash	273	473

Net increase in cash and cash equivalents	75,325	1,531
Cash and cash equivalents, beginning of period	86,564	65,065

Cash and cash equivalents, end of period	$161,889	$66,596

Supplemental disclosures of cash flow information
Cash paid for interest	$3,556	$3,085

Cash paid for taxes	$2,404	$3,434

Supplemental schedule of non-cash transactions:
Issuance of common stock and stock options for business acquisition	$431,839	$—

See accompanying notes.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.	Description of Business

VeriFone Holdings, Inc. (“VeriFone” or the “Company”) was incorporated in the state of Delaware on June 13, 2002. VeriFone designs, markets, and services transaction automation systems that enable secure electronic payments among consumers, merchants, and financial institutions.

On November 1, 2006, the Company acquired all of the outstanding ordinary shares of Lipman Electronic Engineering Ltd. (“Lipman”). The consideration paid to acquire Lipman was $344.7 million in cash, 13,462,474 shares of common stock of the Company and assumption of all outstanding Lipman stock options. See Note 3 of Notes to Condensed Consolidated Financial Statements for additional information related to this business combination.

Note 2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of January 31, 2007 and the consolidated statements of operations and cash flows for the three months ended January 31, 2007 and 2006 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and Form 10-Q and Article 10 of Regulation S-X. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of January 31, 2007 and its results of operations and cash flows for the three months ended January 31, 2007 and 2006. The results for the interim periods are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending October 31, 2007. The consolidated balance sheet as of October 31, 2006 has been derived from the audited consolidated balance sheet as of that date. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation. The reclassifications did not impact previously reported revenues, total operating expense, operating income, net income, or stockholders’ equity.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on December 18, 2006.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and other various assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

Revenue Recognition

The Company’s revenue recognition policy is consistent with applicable revenue recognition guidance and interpretations, including the requirements of Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”),

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net revenues from services such as customer support and product maintenance are initially deferred and then recognized on a straight-line basis over the term of the contract. Net revenues from services such as installations, equipment repairs, refurbishment arrangements, training and consulting are recognized as the services are rendered.

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

For operating lease arrangements, the Company recognizes the revenue ratably over the term of the lease.

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

Foreign Currency Translation

The assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated from their respective functional currencies into U.S. dollars at the rates in effect at the balance sheet date, with resulting foreign currency translation adjustments recorded as other accumulated other comprehensive income in the accompanying condensed consolidated balance sheet. Revenue and expense amounts are translated at average rates during the period.

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

The Company invests cash not required for use in operations in high credit quality securities based on its investment policy. The investment policy has restrictions based on credit quality, investment concentration, investment type and maturity that the Company believes will result in reduced risk of loss of capital. Investments are of a short-term nature and include investments in money market funds and auction rate and corporate debt securities. The Company has reflected the duration of auction rate securities based on their reset feature. Rates on these securities typically reset every 7, 28 or 35 days. The auction rate securities generally have a final maturity extending 15 to 30 years or more.

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

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In the three months ended January 31, 2007 and 2006, one customer, First Data Corporation and its affiliates, accounted for 9% and 11%, respectively, of net revenues. At January 31, 2007 and October 31, 2006, First Data Corporation and its affiliates accounted for 10% and 13%, respectively, of accounts receivable. No other customer accounted for 10% or more of net revenues for any period presented or accounted for 10% or more of accounts receivable at either January 31, 2007 or October 31, 2006.

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

Besides those noted above, the Company had no other off-balance-sheet concentrations of credit risk, such as option contracts or other derivative arrangements as of January 31, 2007 or October 31, 2006.

Product Manufacturing

The Company outsources a substantial amount of the manufacturing of its products to contract manufacturers with facilities in China, Singapore, and Brazil. The Company also utilizes third-party service providers in the United States, Canada, United Kingdom, Poland, France, Italy, Spain, and Mexico for its equipment repair service. In the three months ended January 31, 2007, the Company added in-house manufacturing and services capabilities in Israel and Turkey as a result of the Lipman acquisition.

Fair Value of Financial Instruments

Financial instruments consist principally of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, long-term debt, foreign currency forward contracts and interest rate caps. Foreign currency forward contracts and interest rate caps are recorded at fair value. The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value due to the short period of time to their maturities. The estimated value of long-term debt approximates its carrying value since the rate of interest on the long-term debt adjusts to market rates on a periodic basis. The fair value of cash equivalents, marketable securities, foreign currency forward contracts and interest rate caps are based on quotes from brokers using market prices for those or similar instruments.

Derivative Financial Instruments

The Company uses foreign currency forward contracts to hedge certain existing and anticipated foreign currency denominated transactions. The terms of foreign currency forward contracts used are generally consistent with the timing of the foreign currency transactions. Under its foreign currency risk management strategy, the Company utilizes derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. This financial exposure is monitored and managed by the Company as an integral part of its overall risk management program which focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results. The Company also enters into interest rate caps in order to manage its variable interest rate risk on its secured credit facility.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s international sales are generally denominated in currencies other than the U.S. dollar. For sales in currencies other than the U.S. dollar, the volatility of the foreign currency markets represents risk to the Company’s margins. The Company defines its exposure as the risk of changes in the functional-currency-equivalent cash flows (generally U.S. dollars) attributable to changes in the related foreign currency exchange rates. From time to time the Company enters into certain foreign currency forward contracts with terms designed to substantially match those of the underlying exposure. The Company does not qualify these foreign currency forward contracts as hedging instruments and, as such, records the changes in the fair value of these derivatives immediately in other income (expense), net in the accompanying consolidated statements of operations. As of January 31, 2007 and October 31, 2006, the Company did not have any outstanding foreign currency forward contracts. On February 1, 2007 the Company entered into foreign currency forward contracts to sell Australian dollars, British pounds, Mexican pesos and Euros with notional amounts of $2.8 million, $7.2 million, $3.4 million and $16.3 million, respectively, to hedge exposures to those currencies. The Company’s foreign currency forward contracts have maturities of 95 days or less.

The Company is exposed to interest rate risk related to its debt, which bears interest based upon the three-month LIBOR rate. On October 31, 2006, the Company entered into a Credit Agreement (the “New Credit Facility”) with a syndicate of financial institutions, led by J.P. Morgan Chase Bank, N.A. and Lehman Commercial Paper Inc. The New Credit Facility provided by the Credit Agreement consists of a Term B Loan facility of $500 million and a revolver loan permitting borrowings of up to $40 million. The Term B Loan was drawn down in its entirety on October 31 and November 1, 2006. Under the New Credit Facility, the Company is required to fix the interest rate through swaps, rate caps, collars and similar agreements with respect to at least 30% of the outstanding principal amount of all loans and other indebtedness that have floating interest rates.

In May and December 2006, the Company purchased new two-year interest rate caps for a total premium of $118,000. The interest rate caps have an initial notional amount of $200 million declining to $150 million after one year under which the Company will receive interest payments if the three-month LIBOR rate exceeds 6.5%. The interest rate caps were purchased to fix the interest rate related to the existing secured credit facility, or any refinancing thereof which is explained in Note 5. The fair value of the interest rate caps as of January 31, 2007 was $11,000 which was recorded in prepaid expenses and other current assets in the condensed consolidated balance sheets, with the related $106,000 unrealized loss recorded as a component of accumulated other comprehensive income, net of a $41,000 tax benefit.

For the three months ended January 31, 2006, the Company received interest of $31,000 as a result of the three-month LIBOR rate on its Term B Loan exceeding the cap rate which is recorded as an offset of interest expense in the statements of operations.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, money market funds, and other highly liquid investments with maturities of three months or less when purchased.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Equity Earnings (Loss) in Affiliate

The Company made a minority investment in VeriFone Transportation Systems (“VTS”) in October 2005. The investment in VTS is accounted for under the equity method and included in the other assets in the accompanying condensed consolidated balance sheets. The earnings (loss) relating to this investment is insignificant and included in the other income (expense), net in the accompanying consolidated statements of operations. In February 2007, the Company increased its ownership percentage in VTS to 51%. See Note 14 of Notes to Condensed Consolidated Financial Statements for additional information related to Subsequent Events.

Minority Interest

The Company owns the majority of its Chinese subsidiary which it acquired in the acquisition of Lipman and as such consolidated its Chinese subsidiary. For the three months ended January 31, 2007 the minority interest in income of the subsidiary is immaterial.

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

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and are included in cost of net revenues in the accompanying condensed consolidated statements of operations. In those instances where the Company bills shipping and handling costs to customers, the amounts billed are classified as revenue.

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

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development Costs

Research and development costs are expensed as incurred. Costs eligible for capitalization under SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” were $0.9 million and $0.4 million for the three months ended January 31, 2007 and 2006, respectively. Capitalized software development costs of $8.4 million and $7.5 million as of January 31, 2007 and October 31, 2006, respectively, are being amortized on a straight-line basis over the estimated life of the product to which the costs relate, ranging from three to five years. These costs, net of accumulated amortization of $3.5 million and $3.2 million as of January 31, 2007 and October 31, 2006, respectively, are recorded in other assets in the accompanying consolidated balance sheets.

Advertising Costs

Advertising costs are expensed as incurred and totaled approximately $391,000 and $21,000 for the three months ended January 31, 2007 and 2006, respectively.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Property, plant and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, generally two to ten years, except buildings which are 15 years. The cost of equipment under capital leases is recorded at the lower of the present value of the minimum lease payments or the fair value of the assets and is amortized on a straight-line basis over the shorter of the term of the related lease or the estimated useful life of the asset. Amortization of assets under capital leases is included with depreciation expense.

Goodwill and Other Purchased Intangible Assets

Goodwill and other purchased intangible assets have been recorded as a result of the Company’s acquisitions. Goodwill is not amortized for accounting purposes but is deductible for tax purposes over 15 years. Purchased intangible assets are amortized over their estimated useful lives, generally one and one-half to five years.

The Company is required to perform an annual impairment test of goodwill. Should certain events or indicators of impairment occur between annual impairment tests, the Company performs the impairment test of goodwill at that date. In the first step of the analysis, the Company’s assets and liabilities, including existing goodwill and other intangible assets, are assigned to these identified reporting units to determine their carrying value. Based on how the business is managed, the Company has five reporting units. Goodwill was allocated to the reporting unit based on its relative contribution to the Company’s operating results. If the carrying value of a reporting unit is in excess of its fair value, an impairment may exist, and the Company must perform the second step of comparing the implied fair value of the goodwill to its carrying value to determine the impairment charge, if any.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the reporting units is determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, tax deductions, and proceeds from disposition. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the particular investment. For the three months ended January 31, 2007, no impairment charges have been recorded.

Accounting for Impairment of Long-Lived Assets

The Company periodically evaluates whether changes have occurred that would require revision of the remaining useful life of equipment and improvements and purchased intangible assets or render them not recoverable. If such circumstances arise, the Company uses an estimate of the undiscounted value of expected future operating cash flows to determine whether the long-lived assets are impaired. If the aggregate undiscounted cash flows are less than the carrying amount of the assets, the resulting impairment charge to be recorded is calculated based on the excess of the carrying value of the assets over the fair value of such assets, with the fair value determined based on an estimate of discounted future cash flows. For the three months ended January 31, 2007, no impairment charges have been recorded.

Stock Based Compensation

The Company follows the fair value recognition and measurement provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) is applicable for stock-based awards exchanged for employee services and in certain circumstances for non-employee directors. Pursuant to SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.

Severance Pay

The Company’s liability for severance pay to its Israeli employees is calculated pursuant to Israeli severance pay law based on the most recent salary of the employee multiplied by the number of years of employment of such employee as of the applicable balance sheet date. Employees are entitled to one month’s salary for each year of employment, or a pro-rata portion thereof. The Company funds the liability by monthly deposits in insurance policies and severance pay funds. The expense for the quarter ended January 31, 2007 was $289,000.

Segment Reporting

The Company maintains two reportable segments, North America, consisting of the United States and Canada, and International, consisting of all other countries in which the Company makes sales outside of the United States and Canada.

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period, less the weighted average number of common shares subject to repurchase. Diluted net income (loss) per common share is computed using the weighted average number of common shares outstanding plus the effect of common stock equivalents, unless the common stock equivalents are anti-dilutive.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share amounts):

	Three Months Ended
	January 31,
	2007	2006

Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$(984)	$13,794

Denominator:
Weighted-average shares of voting common stock outstanding	81,994	67,707
Less: weighted-average shares subject to repurchase	(1,001)	(2,002)

Weighted-average shares used in computing basic net income per share	80,993	65,705
Add dilutive securities:
Weighted-average shares subject to repurchase	—	2,002
Stock options	—	1,103

Weighted-average shares used in computing diluted net income per share	80,993	68,810

Net income (loss) per share:
Basic	$(0.01)	$0.21

Diluted	$(0.01)	$0.20

For the three months ended January 31, 2007 and 2006, options to purchase 5,370,846 and restricted stock units covering 366,000 common shares, respectively, were excluded from the calculation of weighted average shares for diluted net income per share as they were anti-dilutive.

Recent Accounting Pronouncements

In July 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position. FIN 48 indicates that an enterprise shall initially recognize the financial statement effects of a tax position when it is more likely than not of being sustained on examination, based on the technical merits of the position. In addition, FIN 48 indicates that the measurement of a tax position that meets the more likely than not threshold shall consider the amounts and probabilities of the outcomes that could be realized upon ultimate settlement. This interpretation is effective for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company is in the process of evaluating the impact of adopting FIN 48 on the Company’s consolidated results of operations, financial position or cash flows.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The implementation of SFAS 157 is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 3.	Business Combination

Lipman Electronic Engineering Ltd. (“Lipman”)

On November 1, 2006, the Company acquired all of the outstanding common stock of Lipman. The Company acquired Lipman to enhance the Company’s ability to reach certain of its strategic and business objectives, which include (i) extending the Company’s product and service offerings to include Lipman’s products, (ii) enabling the Company to leverage its distribution channels, international presence, customer base, and brand recognition to accelerate Lipman’s market penetration and growth, (iii) enabling the Company to enhance its position in areas where the Company is already strong by offering complementary products and services developed by Lipman, (iv) enhancing its product offerings in a variety of its core product areas, and (v) enhance the Company’s manufacturing capacity.

The consideration paid to acquire Lipman was $344.7 million in cash, 13,462,474 shares of common stock of the Company and assumption of all outstanding Lipman stock options. To fund a portion of the cash consideration, the Company used $307.2 million of Term B Loan under its New Credit Facility on November 1, 2006. See Note 5 of Notes to Condensed Consolidated Financial Statements for additional information related to New Credit Facility.

The purchase price is as follows (in thousands):

Cash	$344,747
Value of common stock issued	417,606
Value of Lipman vested and unvested options assumed	38,221
Transaction costs and expenses	25,000

Sub-total	825,574
Less: Value of unvested Lipman options assumed	(23,988)

Total purchase price	$801,586

Pursuant to the proration and allocation provisions of the merger agreement, the total merger consideration consisted of (i) a number of shares of the Company common stock equal to the product of 0.50 multiplied by the number of Lipman ordinary shares issued and outstanding on the closing date and (ii) an amount in cash equal to the product of $12.804 multiplied by the number of Lipman ordinary shares issued and outstanding on the closing date, as reduced by the aggregate amount of the special cash dividend paid by Lipman prior to the merger. The Company issued 13,462,474 shares of common stock and paid $344.7 million (excluding the aggregate amount of the special cash dividend).

The 13,462,474 shares have been valued at $31.02 per share based on an average of the closing prices of the Company’s common stock for a range of trading days two days before April 10, 2006, the announcement date of the proposed merger, the announcement date and two days after the announcement date.

Pursuant to the merger agreement, the Company assumed, on a one-for-one basis, all Lipman share options outstanding at closing. The Company assumed options to purchase approximately 3,372,527 shares of Lipman ordinary shares at a weighted average exercise price of $24.47. The fair value of the outstanding vested and unvested options of $38.2 million, was determined using a Black-Scholes valuation model using the following assumptions:

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock price of $31.02 per share, expected term of 2.5 years, expected volatility of 41% and risk free interest rate of 4.7%.

For accounting purposes the fair value of unvested options as of the closing date is deducted in determining the purchase price and this unrecognized share-based compensation is being recognized as compensation expense on a straight line basis over the estimated remaining service period of 3.1 years. The fair value of the outstanding unvested options of $24.0 million, was determined using a Black-Scholes valuation model using the following assumptions: Stock price of $30.00 per share of the Company common stock on November 1, 2006, expected term of 2.8 years, expected volatility of 41% and risk-free interest rate of 4.6%. The Company determined the number of vested options based on the ratio of the number of months of service provided by employees as of November 1, 2006 to the total vesting period for the options (vested ratio).

Under the purchase method of accounting, the total estimated purchase price as shown in the table above is allocated to Lipman’s tangible and intangible assets acquired, liabilities assumed as well as in-process research and development based on their estimated fair values as of the closing date. The excess of the purchase price over the net tangible and intangible assets is recorded as goodwill. The preliminary allocation of the purchase price is based on preliminary estimates and currently available information.

Based on the preliminary valuation which has not been finalized and other information currently available, the preliminary estimated purchase price is allocated as follows (in thousands):

Cash	$95,931
Accounts receivable	33,257
Inventory	65,103
Property, plant and equipment	20,118
Other assets	18,174
Deferred revenue	(8,890)
Other current liabilities	(60,741)
Net deferred tax liabilities	(44,689)
Non curent liabilities	(7,140)

Net tangible assets	111,123
Amortizable intangible assets:
Developed and core technology	131,370
Customer backlog	220
Customer relationships	64,470
Internal use software	3,460

Subtotal	199,520
In-process research and development	6,530
Excess over fair value of vested options	728
Goodwill	483,685

Total preliminary estimated purchase price allocation	$801,586

Net Tangible Assets

Of the total estimated purchase price, a preliminary estimate of approximately $111.1 million has been allocated to net tangible assets acquired. The Company has valued net tangible assets at their respective carrying amounts as of November 1, 2006, except inventory, deferred revenue, accrued liabilities and deferred taxes as the

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company believes these amounts approximate their current fair value or the fair values have not yet been determined.

The Company has increased Lipman’s historical value of inventory by $13.4 million to adjust inventory to an amount equivalent to the selling price less an appropriate sales margin. The Company reduced Lipman’s historical value of deferred revenue by $4.0 million to adjust deferred revenue to an amount equivalent to the estimated cost plus an appropriate margin to perform the services related to Lipman’s service contracts. As the Company finalizes its fair value analysis, additional adjustments will be made to the net tangible assets acquired including property, plant and equipment.

The Company has identified and recorded provisions related to certain pre-acquisition contingencies of $12.2 million related to liabilities that are probable and the amount of the liability is reasonably estimated. With respect to certain other identified pre-acquisition contingencies, including the second matter in Note 7 with respect to the Company’s Brazilian subsidiaries, the Company continues to accumulate information to assess whether or not the related asset, liability or impairment is probable and the amount of the asset, liability or impairment can be reasonably estimated and as such accrued in the purchase price allocation prior to the end of the purchase price allocation period.

Pursuant to a detailed restructuring plan which is not complete, the Company accrued $5.5 million of costs for severance, costs of vacating facilities and costs to exit or terminate other duplicative activities in accordance with the requirement of EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (see Note 6). As the Company finalizes it restructuring plan, additional amounts may be accrued into the purchase price.

Intangible Assets

Developed product technology, which comprises products that have reached technological feasibility, includes products in Lipman’s product lines, principally the Nurit product line. Lipman’s technology and products are designed for hardware, software, solutions and services, serving the POS market internationally. This proprietary know-how can be leveraged by the Company to develop new technology and improved products and manufacturing processes. The Company expects to amortize the developed and core technology and patents over an average estimated life of 3 to 6 years.

Customer relationships represent the distribution channels through which Lipman sells the majority of its products and services. The Company expects to amortize the fair value of these assets over an average estimated life of 3 to 5 years.

Internal use software represents the internal use software assets which have been developed internally but have not previously been capitalized. The Company expects to amortize the fair value of these assets over the estimated useful life of 3 to 5 years.

The fair value of intangible assets was based on a preliminary third-party valuation using an income approach, as well as discussions with Lipman management and a review of certain transaction-related documents and forecasts prepared by the Company and Lipman management. The rate utilized to discount net cash flows to their present values is 13%. These discount rates were determined after consideration of the Company’s weighted average cost of capital specific to this transaction.

Estimated useful lives for the intangible assets were based on historical experience with technology life cycles, product roadmaps, branding strategy, historical and projected maintenance renewal rates, historical treatment of the Company acquisition-related intangible assets and the Company’s intended future use of the intangible assets.

Certain deferred tax liabilities have been recorded based upon preliminary conclusions regarding the tax positions expected to be taken and prior to the completion of the third party valuation of Lipman’s assets. Included in the amounts recorded on a preliminary basis is an approximate $32 million foreign deferred tax liability recorded in connection with undistributed pre-acquisition foreign earnings subject to an approved enterprise status in Israel.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In-process Research and Development

Of the total estimated purchase price, $6.5 million has been allocated to in-process research and development and was charged to expense in the quarter ended January 31, 2007. In-process research and development represents incomplete Lipman research and development projects that had not reached technological feasibility and had no alternative future use. Lipman was developing new products that qualify as in-process research and development in multiple product areas. Lipman’s research and development projects were focused on developing new products, integrating new technologies, improving product performance and broadening features and functionalities. The principal research and development efforts of Lipman are related to four products. There is a risk that these developments and enhancements will not be competitive with other products using alternative technologies that offer comparable functionality.

The value assigned to in-process research and development was determined by considering the importance of each project to the overall development plan, estimating costs to develop the purchased in-process research and development into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The revenue estimates used to value the purchased in-process research and development were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by Lipman and its competitors.

The rates utilized to discount the net cash flows to their present value were based on the Company’s weighted average cost of capital. The weighted average cost of capital was adjusted to reflect the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, the percentage of completion of each project, anticipated market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets. Based on these factors, a discount rate of 19% was deemed appropriate for valuing the in-process research and development.

Excess over fair value of vested options

Due to the difference in the exchange ratio for Lipman options to purchase shares of one-for-one and the all stock exchange ratio of 0.9336 (the all stock consideration exchange ratio of 0.9844 as reduced by the per share value of the $1.50 per share special cash dividend) for Lipman ordinary shares, the Company recognized $728,000 of share-based compensation for the excess fair value of vested options in the quarter ended January 31, 2007.

Goodwill

Of the total purchase price, approximately $484 million is estimated to be allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets, in-process research and development and excess of fair value of vested options. Goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that the management of the combined company determines that the value of goodwill has become impaired, the combined company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. The goodwill has been allocated $477.1 million to the International segment and $6.6 million to the North America segment. The goodwill is expected to be deductible for income tax purposes.

As of January 31, 2007, the purchase price allocation is preliminary and is subject to adjustment for final valuation of intangible assets, for property, plant and equipment fair value, pre-acquisition contingencies, deferred taxes and EITF 95-3 restructuring.

The results of operations of Lipman are included in the Company’s consolidated financial statements from November 2006. The following table represents pro forma results of operations and gives effect to the acquisition of Lipman as if the acquisition was consummated at the beginning of fiscal year 2006. The unaudited pro forma results

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of operations are not necessarily indicative of what would have occurred had the acquisition been made as of the beginning of the period or of the results that may occur in the future. Net income includes the write-off of acquired IPR&D of $6.5 million, additional interest expense of $6.5 million, deferred revenue step down of $1.5 million, fair value step up of inventory of $10.3 million, stock compensation for the excess fair value on vested options of $0.7 million, and amortization of intangible assets related to the acquisition of $14.9 million. The unaudited pro forma information is as follows:

Three Months
Ended January 31,
2006
(In millions, except
per share amounts)

Total net revenue	$201.9
Net loss	$(5.5)
Net loss per share — basic	$(0.07)
Net loss per share — diluted	$(0.07)

The pro forma amounts above were compiled using the three month period ending December 31, 2005 for Lipman, whose revenue has historically been subject to monthly variations, and the three month period ending January 31, 2006 for VeriFone.

PayWare

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

The total estimated purchase price of $10.9 million was allocated as follows: $6.4 million to goodwill (not deductible for income tax purposes), $8.0 million to intangible assets comprised of developed technology of $3.0 million, backlog of $1.4 million, customer relationships of $3.6 million, $2.9 million to restructuring costs and $0.6 million to net tangible liabilities acquired. The estimated useful economic lives of the identifiable intangible assets acquired are 3 to 5 years for the developed technology, one year for backlog, and 4 to 5 years for the customer relationship. The weighted average amortization period for developed technology and customer relationships was 3.7 years. As of January 31, 2007, the purchase price allocation is preliminary and subject to adjustment for any pre-acquisition contingencies.

Note 4.	Balance Sheet and Statements of Operations Detail

Inventories

Inventories consisted of the following (in thousands):

	January 31,	October 31,
	2007	2006

Raw materials	$31,389	$4,095
Work-in-process	2,634	808
Finished goods	96,792	81,728

	$130,815	$86,631

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	January 31,	October 31,
	2007	2006

Prepaid expenses	21,104	5,409
Receivable, other	3,431	3,355
Other	288	4,179

	$24,823	$12,943

Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following (in thousands):

	January 31,	October 31,
	2007	2006

Computer hardware and software	$10,749	$7,049
Office equipment, furniture and fixtures	3,888	3,972
Machinery and equipment	12,822	5,602
Leasehold improvement	6,997	3,897
Construction in progress	7,187	966
Land	1,633	—
Buildings	5,444	—

Total	48,720	21,486
Accumulated depreciation and amortization	(16,259)	(14,186)

Property, plant and equipment, net	$32,461	$7,300

As of January 31, 2007 and October 31, 2006, equipment amounting to $1.3 million was capitalized under capital leases. Related accumulated amortization as of January 31, 2007 and October 31, 2006 amounted to $1.3 million.

Purchased Intangible Assets, net

Purchased intangible assets subject to amortization consisted of the following (in thousands):

	Gross Carrying Amount			Accumulated Amortization			Net
	October 31,		January 31,	October 31,		January 31,	January 31,	October 31,
	2006	Additions	2007	2006	Additions	2007	2007	2006

Developed technology	$35,164	$131,370	$166,534	$(28,616)	$(8,664)	$(37,280)	$129,254	$6,548
Core technology	14,442	—	14,442	(12,517)	(722)	(13,239)	1,203	1,925
Trade name	22,225	—	22,225	(19,942)	(885)	(20,827)	1,398	2,283
Customer backlog	—	220	220	—	(220)	(220)	—	—
Internal use software	—	3,460	3,460	—	(173)	(173)	3,287	—
Customer relationships	19,314	64,470	83,784	(13,526)	(4,270)	(17,796)	65,988	5,788

	$91,145	$199,520	$290,665	$(74,601)	$(14,934)	$(89,535)	$201,130	$16,544

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization of purchased intangibles was allocated as follows (in thousands):

	Three Months Ended
	January 31,
	2007	2006

Included in cost of net revenues	$9,606	$1,593
Included in operating expenses	5,328	1,159

	$14,934	$2,752

Estimated future amortization expense of intangible assets recorded as of January 31, 2007 was as follows (in thousands):

	Cost of	Operating
	Revenues	Expenses	Total

2007(remaining nine months)	$26,694	$14,909	$41,603
2008	29,449	18,210	47,659
2009	26,194	17,333	43,527
2010	25,421	15,273	40,694
Thereafter	4,472	23,175	27,647

	$112,230	$88,900	$201,130

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	Three Months
	Ended	Year Ended
	January 31,	October 31,
	2007	2006

Balance, beginning of year	$52,689	$47,260
Additions related to acquisition	483,685	6,352
Resolution of tax contingencies and adjustments to tax reserves and valuation allowances established in purchase accounting	(1,671)	(923)

Balance, end of period	$534,703	$52,689

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warranty

Activity related to warranty consisted of the following (in thousands):

	Three Months Ended
	January 31,
	2007	2006

Balance, beginning of period	$5,432	$5,243
Warranty charged to cost of net revenues	722	633
Utilization of warranty	(1,222)	(943)
Changes in estimates	(431)	(23)
Warranty assumed on acquisition	1,790	—

Balance, end of period	6,291	4,910
Less current portion	(5,843)	(4,155)

Long term portion	$448	$755

Deferred revenue, net

Deferred revenue, net consisted of the following (in thousands):

	January 31,	October 31,
	2007	2006

Deferred revenue	$48,653	$34,309
Less long term portion	(12,324)	(7,371)

	36,329	26,938
Deferred cost of revenue	(2,228)	(3,371)

Current portion, net	$34,101	$23,567

Other Income (Expense), net

Other income (expense), net consisted of the following (in thousands):

	Three Months Ended
	January 31,
	2007	2006

Refund of foreign customs fees	$—	$288
Foreign currency transaction gains, net	131	(20)
Foreign currency contract losses, net	(212)	(76)
Other, net	(56)	9

	$(137)	$201

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Financing

The Company’s financing consisted of the following (in thousands):

	January 31,	October 31,
	2007	2006

Secured credit facility:
Revolver	$—	$—
Term B loan	500,000	192,780
Capital leases and other	123	109

	500,123	192,889
Less current portion	(5,058)	(1,985)

Long term portion	$495,065	$190,904

Secured Credit Facility

On October 31, 2006, the Company entered into a Credit Agreement (“the New Credit Facility”) with a syndicate of financial institutions, led by JPMorgan Chase Bank, N.A. and Lehman Commercial Paper Inc. The New Credit Facility provided by the Credit Agreement consists of a Term B Loan facility of $500 million and a revolving loan permitting borrowings of up to $40 million. The proceeds from the Term B loan were used to repay all outstanding amounts relating to an existing senior secured credit agreement (“Old Credit Facility”), pay certain transaction costs and partially fund the cash consideration in connection with the acquisition of Lipman on November 1, 2006. As of January 31, 2007, the Company had drawn all $500 million of the Term B Loan.

The New Credit Facility is guaranteed by the Company and certain of its subsidiaries and is secured by collateral including substantially all of the Company’s assets and stock of the Company’s subsidiaries. At both January 31, 2007 and October 31, 2006, the interest rates were 7.12% on the Term B Loan and 6.87% on the revolving loan. The Company pays a commitment fee on the unused portion of the revolving loan under its New Credit Facility at a rate that varies between 0.375% and 0.30% per annum depending upon its consolidated total leverage ratio. At both January 31, 2007 and October 31, 2006, the Company was paying a commitment fee at a rate of 0.375% per annum. The Company pays a letter of credit fee on the unused portion of any letter of credit issued under the New Credit Facility at a rate that varies between 1.50% and 1.25% per annum depending upon its consolidated total leverage ratio. At both January 31, 2007 and October 31, 2006, the Company was subject to a letter of credit fee at a rate of 1.50% per annum.

At the Company’s option, the revolving loan bears interest at a rate of 1.50% over the three-month LIBOR, which was 5.37% at both January 31, 2007 and October 31, 2006 or 0.50% over the lender’s base rate, which was 8.25% at both January 31, 2007 and October 31, 2006, respectively. As of January 31, 2007, the entire $40 million revolving loan was available for borrowing to meet short-term working capital requirements. At the Company’s option, the Term B Loan bears interest at a rate of 1.75% over the three-month LIBOR or 0.75% over the base rate.

Interest payments are generally paid monthly but can be based on one, two, three or six month periods. The lender’s base rate is the greater of the Fed Funds rate plus 50 basis points or the JPMorgan prime rate. The respective maturity dates on the components of the New Credit Facility are October 31, 2014 for the revolving loan and October 31, 2015 for the Term B Loan. Payments on the Term B Loan are due in equal quarterly installments of $1.2 million over the seven-year term on the last business day of each calendar quarter with the balance due on maturity.

The terms of the New Credit Facility require the Company to comply with financial covenants, including maintaining leverage and fixed charge coverage ratios, obtaining protection against fluctuation in interest rates, and limits on capital expenditure levels at the end of each fiscal quarter. As of January 31, 2007, the Company was

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

required to maintain a total leverage ratio of not greater than 4.00 to 1.0 and a fixed charge coverage ratio of at least 2.0 to 1.0. Total leverage ratio is equal to total debt less cash as of the end of a reporting fiscal quarter divided by the consolidated EBITDA for the most recent four consecutive fiscal quarters. Some of the financial covenants become more restrictive over the term of the New Credit Facility. Noncompliance with any of the financial covenants without cure or waiver would constitute an event of default under the New Credit Facility. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of repayment of the principal and interest outstanding and a termination of the revolving loan. The New Credit Facility also contains non-financial covenants that restrict some of the Company’s activities, including its ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in specified transactions with affiliates. The terms of the New Credit Facility permit prepayments of principal and require prepayments of principal upon the occurrence of certain events including among others, the receipt of proceeds from the sale of assets, the receipt of excess cash flow as defined, and the receipt of proceeds of certain debt issues. The New Credit Facility also contains customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, subject to specified grace periods, breach of specified covenants change in control and material inaccuracy of representations and warranties. The Company was in compliance with its financial and non-financial covenants as of January 31, 2007 and October 31, 2006.

Note 6.	Restructuring Charges

In connection with the acquisition of VeriFone Inc. by the Company on July 1, 2002, the Company assumed the liability for a restructuring plan (fiscal 2002 restructuring plan). The remaining accrued restructuring balance represents primarily future facilities lease obligations, net of estimated future sublease income, which are expected to be paid through 2007. The payment of the restructuring costs for the International segment was zero for the three months ended both January 31, 2007 and 2006. The Company paid restructuring costs of $182,000 and $178,000 for the three months ended January 31, 2007 and 2006, respectively, in the North America segment. As of January 31, 2007, the Company has a liability of $304,000 and $61,000 for the North America segment and International segment, respectively.

Activities related to the fiscal 2002 restructuring plan are as follows (in thousands):

				Short Term	Long Term
	Facilities	Other	Total	Portion	Portion

Balance at October 31, 2006	$486	$60	$546	$503	$43
Additions	—	1	1	1	—
Cash payments	(182)	—	(182)	(182)	—

Balance at January 31, 2007	$304	$61	$365	$322	$43

				Short Term	Long Term
	Facilities	Other	Total	Portion	Portion

Balance at October 31, 2005	$1,200	$60	$1,260	$765	$495
Additions	—	—	—	—	—
Cash payments	(178)	—	(178)	(178)	—

Balance at January 31, 2006	$1,022	$60	$1,082	$587	$495

In connection with the acquisition of the assets of the GO Software business on March 1, 2005, the Company accrued in the purchase price allocation $313,000 of restructuring costs related to the integration of GO Software’s Savannah helpdesk facility with the Company’s helpdesk facility in Clearwater, Florida, of which $269,000 has been paid as of both January 31, 2007 and October 31, 2006.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the first quarter of fiscal 2006, the Company implemented a restructuring plan that established Singapore supply chain operations to leverage a favorable tax environment and manufacturing operations in the Asia Pacific region (fiscal 2006 restructuring plan). The Company incurred and paid no restructuring costs in the International segment for the three months ended January 31, 2007. For the three months ended January 31, 2007, the Company incurred and paid restructuring costs of $2,000 and $7,000 in the North America segment.

Activities related to the fiscal 2006 restructuring plan are as follows (in thousands):

	Employee	Short Term	Long Term
	Costs	Portion	Portion

Balance at October 31, 2006	$8	$8	$—
Additions	2	2	—
Cash payments	(7)	(7)	—

Balance at January 31, 2007	$3	$3	$—

	Employee	Short Term	Long Term
	Costs	Portion	Portion

Balance at October 31, 2005	$—	$—	$—
Additions	388	388	—
Cash payments	(22)	(22)	—

Balance at January 31, 2006	$366	$366	$—

In the first quarter of 2007, the Company implemented a restructuring plan that included reductions in workforce of employees in the United States, China, Hong Kong, Mexico and the Philippines with an expected cost of $292,000. The Company incurred and paid restructuring costs of $216,000 and $147,000, respectively, in the North America segment for the three months ended January 31, 2007. For the three months ended January 31, 2007, the Company incurred and paid restructuring costs of $90,000 and $88,000, respectively, in the International segment.

Activities related to the fiscal 2007 restructuring plan are as follows (in thousands):

					Short Term	Long Term
	Severance	Facilities	Other	Total	Portion	Portion

Balance at October 31, 2006	$—	$—	$—	$—	$—	$—
Additions	292	10	4	306	306	—
Cash payments	(223)	(10)	(2)	(235)	(235)	—

Balance at January 31, 2007	$69	$—	$2	$71	$71	$—

In the fourth quarter of fiscal 2006, the Company completed the acquisition of PayWare. During the quarter ended January 31, 2007, the Company completed its restructuring plan and accrued additional restructuring costs related to reduction in workforce and future facilities lease obligation of $653,000, which were included in the purchase price allocation of PayWare. The payment of the restructuring costs for the International segment was $2.0 million for the three months ended January 31, 2007.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activities related to the PayWare acquisition restructuring plan are as follows (in thousands):

					Short Term	Long Term
	Facilities	Severance	Other	Total	Portion	Portion

Balance at October 31, 2006	$1,098	$1,234	$76	$2,408	$2,408	$—
Additions	106	545	2	653	653	—
Cash payments	(235)	(1,779)	—	(2,014)	(2,014)	—

Balance at January 31, 2007	$969	$—	$78	$1,047	$1,047	$—

In the first quarter of fiscal 2007, the Company completed the acquisition of Lipman and began formulating a restructure plan which is not complete. For those portions of the plan completed during the quarter ended January 31, 2007, the Company accrued into the purchase price allocation restructuring costs related to reduction in workforce and future facilities lease obligation of $5.5 million. The payment of the restructuring costs for the International segment was $1.3 for the three months ended January 31, 2007.

Activities related to the Lipman acquisition restructuring plan are as follows (in thousands):

					Short Term	Long Term
	Facilities	Severance	Other	Total	Portion	Portion

Balance at October 31, 2006	$—	$—	$—	$—	$—	$—
Additions	2,970	2,526	48	5,544	3,049	2,495
Cash payments	—	(1,278)	(23)	(1,301)	(1,301)	—

Balance at January 31, 2007	$2,970	$1,248	$25	$4,243	$1,748	$2,495

As of January 31, 2007 and October 31, 2006, $1.7 million and zero, respectively, of the restructuring liability was included in other current liabilities and $2.5 million and zero, respectively, was included in other long-term liabilities in the accompanying consolidated balance sheets.

Note 7.	Commitments and Contingencies

The Company leases certain real and personal property under non-cancelable operating leases. Additionally, the Company subleases certain real property to third parties. Future minimum lease payments and sublease rental income under these leases as of January 31, 2007 were as follows (in thousands):

	Minimum Lease	Sublease Rental	Net Minimum
	Payments	Income	Lease Payments

Fiscal Year
Remainder of 2007	$7,246	$72	$7,174
2008	7,959	109	7,850
2009	5,918	84	5,834
2010	5,265	4	5,261
2011	4,136	—	4,136
Thereafter	14,323	—	14,323

	$44,847	$269	$44,578

Certain leases require the Company to pay property taxes, insurance and routine maintenance, and include rent escalation clauses and options to extend the term of certain leases. Rent expense was approximately $2.9 million and $2.1 million for the three months ended January 31, 2007 and 2006, respectively. Sublease rental income was approximately $76,000 and $71,000 for the three months ended January 31, 2007 and 2006.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Manufacturing Agreements

The Company works on a purchase order basis with third-party contract manufacturers with facilities in China, Singapore and Brazil to manufacture substantially all of the Company’s inventories. The Company issues a forecast to the third-party contract manufacturers and subsequently agrees to a build schedule to drive component material purchases and capacity planning. In conjunction with this, the Company issues a combination of purchase order and written direction to drive manufacturing activity for finished goods product. The Company provides each manufacturer with a purchase order on a monthly basis to cover the following month’s manufacturing requirements, which constitutes a binding commitment by the Company to purchase materials produced by the manufacturer as specified in the purchase order. The total amount of purchase commitments as of January 31, 2007 and October 31, 2006 was approximately $22.1 and $17.9 million, respectively, and are generally paid within one year. Of this amount, $1.4 million has been recorded in other current liabilities in the accompanying consolidated balance sheets as of both January 31, 2007 and October 31, 2006, because the commitment may not have future value to the Company.

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

Litigation

The Company is subject to various legal proceedings related to commercial, customer, and employment matters that have arisen during the ordinary course of its business. Although there can be no assurance as to the ultimate disposition of these matters, the Company’s management has determined, based upon the information available at the date of these financial statements, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

One of the Company’s Brazilian subsidiaries has been notified of a tax assessment regarding Brazilian state value added tax (“VAT”), for the periods from January 2000 to December 2001 that relates to products supplied to the Company by a contract manufacturer. The assessment relates to an asserted deficiency of 7.6 million Brazilian reais (approximately $3.6 million) including interest and penalties. The tax assessment was based on a clerical error in which the Company’s Brazilian subsidiary omitted the required tax exemption number on its invoices. Management does not expect that the Company will ultimately incur a material liability in respect of this assessment, because they believe, based in part on advice of the Company’s Brazilian tax counsel, that the Company is likely to prevail in the proceedings relating to this assessment. On May 25, 2005, the Company had an administrative hearing with respect to this audit. Management expects to receive the decision of the administrative body sometime in 2007. In the event the Company receives an adverse ruling from the administrative body, the Company will decide whether or not to appeal and would reexamine the determination as to whether an accrual is necessary. It is currently uncertain what impact this state tax examination may have with respect to the Company’s use of a corresponding exemption to reduce the Brazilian federal VAT.

Two of the Company’s Brazilian subsidiaries that were acquired as a part of the Lipman acquisition have been notified of tax assessments regarding Brazilian customs penalties that relate to alleged infractions in the importation of goods. The assessments relate to an asserted deficiency of 24.9 million Brazilian reais (approximately $11.6 million) excluding interest and penalties. The tax authorities allege that the structure used for the importation of goods was simulated with the objective to hide the real seller and buyer of the imported goods and that the simulation was created through a fraudulent interposition of parties. The fines with respect to one of the assessments were reduced on a first level administrative decision on January 26, 2007. The proceeding has been remitted to the

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Taxpayers Council to adjudicate the appeal of the first level administrative decision filed by the tax authorities. The Company has also appealed the first level administrative decision on February 26, 2007. In this appeal, the Company argued that the tax authorities did not have enough evidence to determine that the import transactions were indeed fraudulent and that, even if there were some irregularities in such importations, they could not be deemed to be the Company’s responsibility since all the transactions were performed by the importer of the goods. Management expects to receive the decision of the Taxpayers Council sometime in 2007. In the event the Company receives an adverse ruling from the administrative body, the Company will decide whether or not to appeal and would reexamine the determination as to whether an accrual is necessary.

On December 11, 2006, the Company received a civil investigative demand from the U.S. Department of Justice regarding an investigation into its acquisition of Lipman which requests certain documents and other information, principally with respect to the companies’ integration plans and communications prior to the completion of this acquisition. Although the Company has commenced the process of gathering documents in response to this request, the Company cannot predict what actions, if any, will result from this investigation.

Note 8.	Comprehensive Income

The components of comprehensive income were as follows (in thousands):

	Three Months Ended
	January 31,
	2007	2006

Net income (loss)	$(984)	$13,794
Foreign currency translation adjustments, net of tax	662	87
Unrecognized gain (loss) on interest rate hedges, net of tax	(19)	27
Unrealized gain (loss) on marketable securities, net of tax	(1)	1

Comprehensive income (loss)	$(342)	$13,909

The components of accumulated other comprehensive income consisted of the following (in thousands):

	January 31,	October 31,
	2007	2006

Foreign currency translation adjustments, net of tax of $1,525 and $1,068	$1,665	$1,003
Unrecognized loss on interest rate hedges, net of tax of $41 and $29	(65)	(46)
Unrealized gain on marketable securities, net of tax of zero and $1	—	1

Accumulated other comprehensive income	$1,600	$958

Note 9.	Stockholders’ Equity

Common and Preferred Stock

The Company has authorized 100,000,000 shares of Common Stock, par value $0.01 per share, and 10,000,000 shares of Preferred Stock, par value $0.01 per share. The board of directors has the authority to issue the undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. The holder of each share of Common Stock has the right to one vote. As of January 31, 2007 and October 31, 2006, there were no shares of Preferred Stock outstanding and there were 82,440,012 and 68,148,245 shares of Common Stock outstanding.

On November 1, 2006, the Company completed its acquisition of Lipman. As part of the acquisition consideration, the Company issued 13,462,474 shares of its common stock. See Note 3 of Notes to Condensed Consolidated Financial Statements for additional information.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Common Stock

The Company has a right to repurchase shares of Common Stock sold to the Company’s Chief Executive Officer (the “CEO”) at the original sale price, $0.0333 per share, in the event the CEO ceases to be employed by the Company or any of its subsidiaries. This right lapses at a rate of 20% of the original 3,910,428 shares per year. Upon the sale of the Company, any remaining unvested shares will become vested. At January 31, 2007, 782,085 shares of Common Stock issued to the CEO remained subject to this repurchase right which will lapse in July 2007.

The Company had a right to repurchase shares of Common Stock sold to certain executives of the Company pursuant to the Company’s 2002 Securities Purchase Plan at the lesser of the original sale price, $0.0333 per share, or the fair value on the date of separation in the event that the executive ceases to be employed by the Company or any of its subsidiaries. This right lapses at a rate of 20% of the original 1,929,145 shares per year. Upon the sale of the Company, all remaining unvested shares will become vested. At January 31, 2007, 218,985 shares of Common Stock remained subject to this repurchase right which will lapse in July 2007.

Stock Option Plans

As of January 31, 2007, the Company had a total of 8,260,157 stock options outstanding with a weighted average exercise price of $22.21 per share. The number of shares that remained available for future grants was 4,055,105 as of January 31, 2007.

New Founders’ Stock Option Plan

On April 30, 2003, the Company adopted the New Founders’ Stock Option Plan (the “New Founders’ Plan”) for executives and employees of the Company. A total of 1,500,000 shares of the Company’s Common Stock were reserved for issuance under the New Founders’ Plan. The Company will no longer grant options under the New Founders’ Plan and will retire any options cancelled hereafter. Option awards under the New Founders’ Plan were generally granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Those option awards generally vest in equal annual amounts over a period of five years from the date of grant and have a maximum term of 10 years.

The following table summarizes option activity under the New Founders’ Plan during the three months ended January 31, 2007:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Term	Value
			(Years)	(Thousands)

Balance at November 1, 2006	898,062	$4.22
Exercised	(98,367)	3.16
Cancelled	(2,330)	4.02

Balance at January 31, 2007	797,365	4.35	7.24	$28,398

Vested or expected to vest at January 31, 2007	635,500	$4.35	7.24	$22,633

Exercisable at January 31, 2007	365,575	$4.00	7.30	$13,149

The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The total intrinsic value of options exercised during the three months ended January 31, 2007 was $2.4 million.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of January 31, 2007, pursuant to SFAS 123(R) there was $985,000 of total unrecognized compensation cost related to non-vested shared based compensation arrangements granted under the New Founders’ Plan. The cost is expected to be recognized over a remaining weighted average period of years. The total fair value of shares vested during the three months ended January 31, 2007 was $117,000.

Outside Directors’ Stock Option Plan

In January 2005, the Company adopted the Outside Directors’ Stock Option Plan (the “Directors’ Plan”) for members of the Board of Directors of the Company who are not employees of the Company or representatives of major stockholders of the Company. A total of 225,000 shares of the Company’s Common Stock had been reserved for issuance under the Directors’ Plan. The Company will no longer grant options under Directors’ Plan and will retire any options cancelled hereafter. Option grants for members of the Board of Directors of the Company who are not employees of the Company or representatives of major stockholders of the Company will be covered under 2006 Equity Incentive Plan.

The following table summarizes option activity under the Directors’ Plan during the three months ended January 31, 2007:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Term	Value
			(Years)	(Thousands)

Balance at November 1, 2006	90,000	$10.00
Exercised	(15,000)	10.00
Cancelled	—	—

Balance at January 31, 2007	75,000	10.00	4.98	$2,248

Vested or expected to vest at January 31, 2007	75,000	$10.00	4.98	$2,248

Exercisable at January 31, 2007	28,125	$10.00	4.98	$843

The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

As of January 31, 2007, pursuant to SFAS 123(R) there was $272,000 of total unrecognized compensation cost related to non-vested shared-based compensation arrangements granted under the Directors’ Plan. The cost is expected to be recognized over a remaining weighted average period of years. The total fair value of shares vested during the three months ended January 31, 2007 was $35,000.

2005 Equity Incentive Option Plan

On April 29, 2005, the Company adopted the 2005 Equity Incentive Option Plan (the “EIP Plan”) for executives and employees of the Company and other individuals who perform services to the Company. A total of 3,100,000 shares of the Company’s Common Stock have been reserved for issuance under the EIP Plan. The Company will no longer grant options under the EIP Plan and will retire any options cancelled hereafter. Option awards were generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Those options generally vest over a period of four years from the date of grant and have a maximum term of 7 years.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes option activity under the EIP Plan during the three months ended January 31, 2007:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Term	Value
			(Years)	(Thousands)

Balance at November 1, 2006	1,878,801	$12.13
Exercised	(151,645)	11.40
Cancelled	(20,969)	10.65

Balance at January 31, 2007	1,706,187	12.21	5.32	$47,355

Vested or expected to vest at January 31, 2007	1,477,558	$12.21	5.32	$41,010

Exercisable at January 31, 2007	414,279	$12.27	5.33	$11,474

The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The total intrinsic value of options exercised during the three months ended January 31, 2007 was $1.4 million.

As of January 31, 2007, pursuant to SFAS 123(R) there was $7,817,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the EIP Plan. The cost is expected to be recognized over a remaining weighted average period of years. The total fair value of shares vested during the three months ended January 31, 2007 was $820,000.

2006 Equity Incentive Plan

On March 22, 2006, the stockholders of VeriFone approved the 2006 Equity Incentive Plan (the “2006 Plan”) for officers, directors, employees and consultants of the Company. A total of 9,000,000 shares of the Company’s Common Stock have been reserved for issuance under the 2006 Plan. Awards are generally granted with an exercise price equal to the market price of the Company’s Common Stock at the date of grant. Those awards generally vest over a period of four years from the date of grant and have a maximum term of seven years. Any shares granted as stock options and stock appreciation rights shall be counted as one share for every share granted. Any shares granted as awards other than stock options or stock appreciation rights shall be counted as 1.75 shares for every share granted.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes option activity under the 2006 Plan during the three months ended January 31, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(Years)	(Thousands)

Balance at November 1, 2006	2,367,795	$29.10
Granted	741,000	34.35
Cancelled	(58,900)	30.70

Balance at January 31, 2007	3,049,895	30.35	6.50	$29,354

Vested or expected to vest at January 31, 2007	2,830,305	$30.35	6.50	$27,240

Exercisable at January 31, 2007	—	$—	—	$—

The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The weighted average grant date fair value of options granted during the three months ended January 31, 2007 was $10.32 per share.

As of January 31, 2007, pursuant to SFAS 123(R) there was $26,413,000 of total unrecognized compensation cost related to non-vested shared based compensation arrangements granted under the 2006 Plan. The cost is expected to be recognized over the remaining weighted average period of 3.6 years.

In March 2006, September 2006 and January 2007, the Company issued 90,000, 80,000 and 14,000 restricted stock units (RSU) to its executive officers and key employees with zero value exercise price. Twenty-five percent of these awards shall vest one year from the date of grant and 1/16th vest quarterly thereafter. The fair value of the restricted stock units granted is the stock price on March 22, 2006, September 12, 2006 and January 3, 2007 of $28.86, $27.50 and $35.45, respectively. As of January 31, 2007, 184,000 restricted stock units are vested or are expected to vest, with an aggregate intrinsic value of $6.4 million. Pursuant to SFAS 123(R), there was $4.4 million of total unrecognized compensation cost related to non-vested restricted stock units. The cost is expected to be recognized over the remaining weighted average period of 3.6 years.

In January 2007, the Company issued 900,000 RSUs to the CEO which may vest over a four year period based upon growth in the Company’s net income as adjusted per share and its share price. The RSUs are allocated between “performance units” related to achievement of net income as adjusted targets, and “market units” related to achievement of net income as adjusted targets and the performance of the Company’s stock. The performance RSUs are earned in three annual tranches of 200,000 each in the event that the Company meets or exceeds 20% annual increases in net income per share, as adjusted, for fiscal years 2007, 2008 and 2009. In addition, in each of the three years, the CEO may earn a further 100,000 RSUs if the Company achieves both the targeted improvement in net income as adjusted per share results and there is a corresponding 20% improvement in the Company’s share price. Each year’s RSUs will not vest until the end of the fiscal year following the year in which the net income per share, as adjusted, target is met.

The 2007 performance RSUs of 200,000 have a fair value of $35.75 per share. The Company used a Monte Carlo simulation model to calculate the $15.74 per unit of fair value of the 100,000 market RSUs. Pursuant to SFAS 123(R), there was $8.3 million of total unrecognized compensation cost related to non-vested restricted stock units. The cost is expected to be recognized over the remaining vesting period of 21 months. The compensation for the 2007 RSUs will be recognized over the period from January 2007 through October 2008. Since the financial targets for the 2008 and 2009 tranches have not yet been determined, no measurement date has occurred. When all the

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

factors for measurements are determined, the Company will value the 2007 and 2008 tranches, respectively. Since these shares are contingently issuable, they are excluded from the earnings per share calculation.

Lipman Plans

As part of the acquisition of Lipman on November 1, 2006, VeriFone assumed all of Lipman’s outstanding options. The following table summarizes option activity under the Lipman Electronic Engineering, Ltd. Plans (Lipman Plans) during the three months ended January 31, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(Years)	(Thousands)

Options assumed on acquisition of Lipman on November 1, 2006	3,372,527	$24.47
Exercised	(564,281)	$20.75
Cancelled	(176,536)	$27.83

Balance at January 31, 2007	2,631,710	$25.03	6.20	$39,305

Vested or expected to vest at January 31, 2007	2,160,634	$25.03	6.20	$30,039

Exercisable at January 31, 2007	357,421	$14.94	2.77	$8,946

The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The Company will no longer grant options under the Lipman Plans.

As of January 31, 2007, pursuant to SFAS 123(R) there was $17,813,000 of total unrecognized compensation cost related to non-vested shared based compensation arrangements granted under the Lipman Plan. The cost is expected to be recognized over remaining weighted average period of 2.5 years.

The total cash received from employees as a result of employee stock option exercises under all plans for the three months ended January 31, 2007 was approximately $13.9 million. In connection with these exercises, the tax benefits realized by the Company and credited to equity for the three months ended January 31, 2007 were $2.4 million.

The Company estimates the grant-date fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123(R) and SEC Staff Accounting Bulletin No. 107, “Share-Based Payment.” Expected volatility of the stock is based on the Company’s peer group in the industry in which it does business because the Company does not have sufficient historical volatility data for its own stock. The expected term of options granted is estimated by the Company considering vesting periods and historical trends within the Company’s equity plans and represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the options used in the Black-Scholes valuation model. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under SFAS 123(R).

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each stock option and stock purchase right was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended
	January 31,
	2007	2006

Expected term of the options	2.5 years	4 years
Risk-free interest rate	4.9%	4.3%
Expected stock price volatility	41%	58%
Expected dividend rate	0.0%	0.0%

The following table presents the stock compensation expense recognized in accordance with SFAS 123(R) during the three months ended January 31, 2007 and 2006 (in thousands):

	Three Months Ended
	January 31,
	2007	2006

Cost of net revenues	$771	$153
Research and development	1,149	180
Sales and marketing	1,491	331
General and administrative	4,064	259

	$7,475	$923

Note 10.	Segment and Geographic Information

Segment Information

The Company is primarily structured in a geographic manner. The Company’s Chief Executive Officer has been identified as the Chief Operating Decision Maker (“CODM”) as defined by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”. The CODM reviews consolidated financial information on revenues and gross profit percentage for System Solutions and Services. The CODM also reviews operating expenses, certain of which are allocated to the Company’s two segments described below.

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

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth net revenues and operating income for the Company’s segments (in thousands):

	Three Months Ended
	January 31,
	2007	2006

Net revenues:
International	$129,070	$57,657
North America	89,070	77,175
Corporate	(1,514)	(202)

Total revenues	$216,626	$134,630

Operating income:
International	$37,767	$14,167
North America	38,554	30,503
Corporate	(64,533)	(21,533)

Total operating income	$11,788	$23,137

The Company’s long-lived assets which consist primarily of property, plant and equipment, net by segment were as follows (in thousands):

	January 31,	October 31,
	2007	2006

International	$21,190	$3,277
North America	15,761	6,270

	$36,951	$9,547

The Company’s goodwill by segment was as follows (in thousands):

	January 31,	October 31,
	2007	2006

International	$494,585	$19,102
North America	40,118	33,587

	$534,703	$52,689

The Company’s total assets by segment were as follows (in thousands):

	January 31,	October 31,
	2007	2006

International	$332,729	$125,681
North America	975,100	327,264

	$1,307,829	$452,945

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s depreciation and amortization expense by segment were as follows (in thousands):

	Three Months Ended
	January 31,
	2007	2006

International	$1,373	$160
North America	700	614

	$2,073	$774

Geographic Information

The net revenues by geographic area were as follows (in thousands):

	Three Months Ended
	January 31,
	2007	2006

Europe	$71,408	$23,049
Latin America	40,671	23,916
Asia	16,991	10,692
United States	79,264	75,037
Canada	8,292	1,936

	$216,626	$134,630

Revenues are allocated to the geographic areas based on the shipping destination of customer orders. Corporate revenues are included in the United States geographic area revenues.

The Company’s long-lived assets exclusive of inter-company accounts were as follows (in thousands):

	January 31,	October 31,
	2007	2006

Europe	$19,860	$2,191
Latin America	669	677
Asia	661	270
United States	15,761	6,409

	$36,951	$9,547

Note 11.	Related-Party Transactions

In June 2004, the Company paid a placement fee of $2,920,000 to GTCR Golder Rauner, L.L.C., the manager of equity funds that are shareholders of the Company, for services related to the Credit Facility acquired from Banc of America Securities and Credit Suisse First Boston. The debt issuance costs were amortized over the term of the related debt. The Company recorded amortization of debt issuance costs related to these costs of $65,000 for the three months ended January 31, 2006, which is included in interest expense, net in the accompanying consolidated statements of operations. On October 31, 2006, the Company entered into a new secured credit facility with a syndicate of financial institutions, led by JPMorgan Chase Bank, N.A. and Lehman Commercial Paper Inc. The proceeds were used to repay the outstanding amounts due from the existing secured credit facility, pay the transaction costs and fund the cash consideration in connection with the merger with Lipman on November 1, 2006. The Company wrote off the remaining balance of unamortized debt issuance cost of the credit facility acquired from

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Banc of America Securities and Credit Suisse First Boston in the amount of $6.4 million in October 2006 of which $1.6 million relates to the placement fee with GTCR Golden Rauner, L.L.C.

For the three months ended January 31, 2007 and 2006, the Company recorded sales of $888,000 and zero, respectively, from affiliates of related parties which are included in System Solutions net revenues in the accompanying consolidated statements of operations.

Note 12.	Income Taxes

The Company’s effective tax rate was 134.3% for the three months ended January 31, 2007 as compared to 33.5% for the three months ended January 31, 2006. The effective tax rate was higher than the expected statutory rate of 35% in the period ended January 31, 2007 primarily due to the impact of an increase in the valuation allowance for deferred tax assets related to the write off of in-process research and development costs in the quarter ended January 31, 2007. The tax rate is also higher due to the anticipated increase in the deferred tax asset valuation allowance for the year attributable to the amortization of intangibles resulting from the Lipman acquisition. The increase in the valuation allowance for the quarter exceeded pre-tax income for the quarter.

Note 13.	Employee Benefit Plans

The Company maintains a defined contribution 401(k) plan that allows eligible employees to contribute up to 60% of their pretax salary up to the maximum allowed under Internal Revenue Service regulations. Discretionary employer matching contributions of $0.5 million were made to the plan during both three month periods ended January 31, 2007 and January 31, 2006.

Note 14.	Subsequent Events

In February 2007 the Company made an additional investment of $4.0 million in VeriFone Transportation Systems, Inc. (“VTS”) to increase its ownership percentage from 19.9% to 51.0%.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. In some cases, forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and assumptions made by management. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A “Risk Factors” below and in Item 1A of our Annual Report on Form 10-K for the year ended October 31, 2006 filed with the SEC on December 18, 2006. The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes included in our 2006 Annual Report on Form 10-K and the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Unless required by law, we expressly disclaim any obligation to update publicly any forward-looking statements, whether as result of new information, future events or otherwise.

Overview

We are a global leader in secure electronic payment solutions. We provide expertise, solutions and services that add value to the point of sale with merchant-operated, consumer-facing and self-service payment systems for the financial, retail, hospitality, petroleum, government and healthcare vertical markets. Since 1981, we have designed and marketed system solutions that facilitate the long-term shift toward electronic payment transactions and away from cash and checks. We believe that we have the leading electronic payment solutions brands and, supported by our recent acquisition of Lipman Electronic Engineering Ltd, (“Lipman”), we are one of the largest providers of electronic payment systems worldwide in terms of revenues, research and development spending and profitability.

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

Net revenues, which include System Solutions and Services, are summarized in the following table (in thousands, except percentages):

	Three Months Ended January 31,
			Change	Change
	2007	2006	in Dollars	in Percent

Systems Solutions	$189,229	$118,685	$70,544	59%
Services	27,397	15,945	11,452	72%

Total	$216,626	$134,630	$81,996	61%

System Solutions

System Solutions net revenues increased $70.5 million, or 59%, to $189.2 million in the quarter ended January 31, 2007, from $118.7 million in the quarter ended January 31, 2006. System Solutions net revenues comprised 87% of total net revenues in the quarter ended January 31, 2007, as compared to 88% in the quarter ended January 31, 2006.

International System Solutions net revenues for the quarter ended January 31, 2007 increased $58.5 million, or 105% to $114.1 million. Our International business was stronger as a result of both the acquisition of Lipman and organic growth. The increase was largely attributable to growth across emerging economies, in particular the countries of Brazil, China and Turkey, and to a lesser extent Western Europe. Factors driving the emerging economy increases were the addition of the Nurit product line, acquired in the Lipman acquisition, and continued desire of these countries to modernize their infrastructure and improve collection of VAT. In Western Europe, acquisition related sales in Spain, Italy, and the UK was the primary reason for growth. We expect that the proportion of International System Solutions net revenues, relative to North America System Solutions net revenues, will increase at a higher growth rate for at least the next year. In addition, we may experience periodic variations in sales to our International markets.

North America System Solutions net revenues for the quarter ended January 31, 2007 increased $12.6 million, or 20%, to $75.7 million. This increase was primarily attributable to the Lipman acquisition which drove higher wireless sales associated with the Nurit product line as well as continued market share gains in Canada, strength in our multi-lane retail business, and the ongoing replacement of the installed base with System Solutions that have IP communication and PIN-based debit capabilities. Sales of solutions which address the lower priced single application financial system market declined slightly as merchant activations for both ISOs and US processors declined.

Services

Services net revenues increased $11.5 million, or 72%, to $27.4 million in the quarter ended January 31, 2007 from $15.9 million in the quarter ended January 31, 2006. This growth occurred entirely in International, while North America had a slight decline. International growth was significant as maintenance revenues and deployment revenues in Europe and Brazil associated with the acquisition of Lipman were included in the current year quarter. The North America decline was due to lower installation volume with our quick service restaurant customers.

Gross Profit

The following table shows the gross profit for System Solutions and Services (in thousands, except percentages):

	Three Months Ended January 31,
	Amount		Gross Profit Percentage
	2007	2006	2007	2006

Systems Solutions	$66,580	$51,570	35.2%	43.5%
Services	14,800	8,032	54.0%	50.4%

Total	$81,380	$59,602	37.6%	44.3%

Gross profit on System Solutions, including amortization of purchased core and developed technology assets, increased $15.0 million, or 29.1%, to $66.6 million in the quarter ended January 31, 2007, from $51.6 million in the quarter ended January 31, 2006. Gross profit on System Solutions represented 35.2% of System Solutions net revenues in the quarter ended January 31, 2007, down from 43.5% in the quarter ended January 31, 2006. Amortization of purchased core and developed technology assets and step-up in inventory fair value was 10.5% of Systems Solutions net revenues in the quarter ended January 31, 2007 compared to 1.3% in the quarter ended January 31, 2006, as a result of the Lipman acquisition. Gross profit percentage decreased due to the higher proportion of International net revenues, which typically carry a lower margin than North American net revenues. This was more than offset, however, by favorable margin performance in International, Corporate costs and to a lesser extent North America. International gross profit percentage increased primarily due to a higher proportion of wireless sales, which typically carry a higher margin than landline sales and the non-recurrence of a large Indian low-margin sale recognized in the quarter ended January 31, 2006. Corporate costs are comprised of purchase price variances relating to raw material components, inventory obsolescence, scrap, rework, specific warranty provisions, non-standard freight and over-and-under absorption of materials management and supply chain engineering overhead. Since these costs are generally incurred on a company wide basis, it is impractical to allocate them to either North America or International segments. Corporate cost improvements resulted from reductions in obsolescence charges and economies of scale in labor and facilities. North America gross profit percentage increased primarily due to higher wireless net revenues.

Gross profit on Services increased $6.8 million, or 84.3% to $14.8 million in the quarter ended January 31, 2007, from $8.0 million in the quarter ended January 31, 2006. Gross profit on Services represented 54.0% of Services net revenues in the quarter ended January 31, 2007, as compared to 50.4% in the quarter ended January 31, 2006. This improvement was due to the inclusion of service revenues related to the Lipman acquisition which earned a gross margin percent above our historical averages.

We expect the gross profit percentages, both System Solutions and Services, of our International segment to continue to be lower than the comparable gross profit percentages of our North America segment.

Research and Development Expense

Research and development (“R&D”) expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended January 31,
			Change	Change
	2007	2006	in Dollars	in Percent

Research and development	$16,806	$11,407	$5,399	47%
Percentage of net revenues	7.8%	8.5%

R&D expenses in the quarter ended January 31, 2007, increased compared to the quarter ended January 31, 2006, primarily due to $3.6 million of expenses incurred at Lipman entities, $1.1 million due to stock-based compensation and $0.7 million of expenses incurred at Payware entities.

We expect R&D expenses over the next several quarters to decline, as a percent of sales, from the current 7.8% level to between 7.0% and 7.5% and then stabilize. The decline is anticipated since Lipman R&D expenses have generally been lower than Verifone R&D expenses and we expect the two companies’ R&D operations to gain efficiencies.

Sales and Marketing Expense

Sales and marketing expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended January 31,
			Change	Change
	2007	2006	in Dollars	in Percent

Sales and marketing	$22,523	$14,201	$8,322	59%
Percentage of net revenues	10.4%	10.5%

Sales and marketing expenses increased for the quarter ended January 31, 2007, compared to the quarter ended January 31, 2006 due primarily to $5.1 million of expenses incurred at Lipman entities and $0.7 million of expenses incurred at Payware entities. In addition, $1.5 million of increased expenses was due to stock-based compensation.

We expect sales and marketing expenses to continue to decline slightly as a percentage of net revenues, for the foreseeable future, as over time the higher revenues of the combined companies are expected to generate economies of scale in our distribution channels.

General and Administrative Expense

General and administrative expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended January 31,
			Change	Change
	2007	2006	in Dollars	in Percent

General and administrative	$18,405	$9,698	$8,707	90%
Percentage of net revenues	8.5%	7.2%

General and administrative expenses in the quarter ended January 31, 2007 increased, compared with the quarter ended January 31, 2006, primarily due to $4.1 million of increased stock-based compensation, $2.7 million of expenses incurred at Lipman entities and $0.6 million of expenses incurred at Payware entities. Integration expenses relating to the acquisition of Lipman and restructuring charges in VeriFone entities of $0.8 million were partially offset by a reduction in executive bonus costs of $0.5 million.

For the next several quarters, we expect general and administrative expenses as a percentage of net revenues to remain approximately flat as a percentage of net revenues due to expenses associated with the completion of the integration of Lipman and the planned upgrade of our Enterprise Resource Planning system.

IPR&D

We recognized in-process research and development expense of $6.5 million during the quarter ended January 31, 2007 in connection with our Lipman acquisition. The products considered to be in-process research and were in our consumer-activated and countertop communication modules which have subsequently reached technological feasibility.

Consumer-activated systems.  We had two projects involving consumer-activated systems in process. The first involved a new category of PIN pad devices with debit, credit and smart card payment capabilities with interfaces to countertop systems and ECRs. The project was 75% complete at October 31, 2006. The estimated cost of completion at October 31, 2006 was $0.3 million and the expected completion date was December, 2006. The project was completed during the quarter ended January 31, 2007 for approximately the expected remaining cost.

The second project was a new product family of consumer-activated payment systems for multi-lane retailers. New features include a faster processor, more memory, modular design, a signature capture option, Ethernet/USB option and smart card option. The project was completed at acquisition date and is in the pilot stage. The estimated cost of completion at October 31, 2006 was less than $0.1 million and was completed during the quarter ended January 31, 2007.

Countertop communication modules.  This project was developing new modem, Ethernet and ISDN communication modules for countertop system solutions, consisting of customer firmware and circuit board design intended to achieve desired functions, operating system drivers, library and application modifications. The project was 50% complete at October 31, 2006. The estimated cost of completion at the acquisition date was $0.2 million and the expected completion date was December 2006. The project was completed during the quarter ended January 31, 2007 for the approximately expected remaining cost.

We engaged a third-party valuation firm to assist management in determining the fair value of these in-process research and development projects. We prepared cash flow forecasts for the acquired projects and those forecasts were used by the valuation firm to develop a discounted cash flow model. The discount rate assigned to in-process technologies was 19% with consideration give to the risk associated with these in-process projects.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets increased $4.1 million to $5.3 million in the first quarter of fiscal 2007 compared with $1.2 million in the first quarter of fiscal 2006. The increase for the period was due to additional purchased intangible assets relating to the acquisition of Lipman, which was completed on November 1, 2006.

Interest Expense

Interest expense of $9.8 million in the first quarter of fiscal 2007 increased from $3.3 million in the first quarter of fiscal 2006. The increase in the three-month period was primarily attributable to the increase of our Term B Loan due to the completion of our acquisition of Lipman. This loan facility carries a spread over LIBOR of 175 basis points. Assuming no changes in LIBOR, this implies a quarterly gross interest expense of approximately $9.5 million which includes a non-cash debt fee amortization charge of $300,000.

Interest Income

Interest income of $972,000 in the first quarter of fiscal 2007 increased from $687,000 in the first quarter of fiscal 2006. The increase in the three-month periods was attributable to higher cash balances in the first quarter of fiscal 2007 relative to the same period in fiscal 2006.

Other Income (Expense), Net

Other income (expense), net in the first quarter of fiscal 2007 was an expense of $137,000 resulting primarily from foreign currency losses of $81,000 resulting from the net effects of currency conversion transactions, currency translation, and settlements of currency derivative transactions. Other income, net in the first quarter of fiscal 2006 was $201,000 resulting primarily from a refund of $288,000 associated with an Indian customs appeal resolution. This was partially offset by foreign currency transaction losses of $20,000 and foreign currency contract losses of $76,000 related to fluctuations in the value of the US dollar as compared to foreign currency.

Provision for Income Tax

We recorded a provision for income taxes of $3.9 million for the first quarter of fiscal 2007 compared to an income tax expense of $7.0 million for the comparable period in fiscal 2006. For the first quarter of fiscal 2007 our effective tax rate was 134.3% as compared to 33.5% for the first quarter of 2006. The increase in the tax rate is primarily attributable to an increase in our valuation allowance for deferred tax assets related to the write-off of in-process research and development costs in the quarter ended January 31, 2007 and to expected increases in our deferred tax asset valuation allowance for the year attributable to the amortization of intangibles resulting from the Lipman acquisition.

As of January 31, 2007, we have recorded $35.1 million of deferred tax assets, net of valuation allowance, the realization of which is dependent on us generating sufficient U.S. and certain foreign taxable income. Although realization is not assured, our management believes that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters when we reevaluate the underlying basis for our estimates of future domestic and certain foreign taxable income.

Segment Information

The following table reconciles segmented net revenues and operating income to totals for the three months ended January 31, 2007 and 2006 (in thousands). Corporate net revenues and operating income (loss) reflect amortization of purchased intangible assets, stock-based compensation, in-process research and development expense, and amortization of step ups in the fair value of inventories, property, plant and equipment and deferred net revenues resulting from acquisitions. Corporate income (loss) also reflects the difference between the actual and standard cost of System Solutions net revenues and shared operating costs that benefit both segments, predominately research and development expenses and supply chain management.

	Three Months Ended January 31,
			Change	Change
	2007	2006	in Dollars	in Percent

Revenues
International	$129,070	$57,657	$71,413	124%
North America	89,070	77,175	11,895	15%
Corporate	(1,514)	(202)	(1,312)	650%

Total revenues	$216,626	$134,630	$81,996	61%

Operating income:
International	$37,767	$14,167	$23,600	167%
North America	38,554	30,503	8,051	26%
Corporate	(64,533)	(21,533)	(43,000)	200%

Total operating income	$11,788	$23,137	$(11,349)	(49)%

Net revenues growth in International for the quarter ended January 31, 2007 as compared to the quarter ended January 31, 2006 was primarily driven by an increase of approximately $58.5 million in System Solutions and $12.9 million in Services net revenues. See “Results of Operations — Net Revenues.”

Net revenues growth in North America for the quarter ended January 31, 2007 as compared to the quarter ended January 31, 2006 was primarily driven by an increase of approximately $12.6 million in System Solutions partially offset by a decline of $0.7 million in Services net revenues. See “Results of Operations — Net Revenues.”

The increase in International operating income for the quarter ended January 31, 2007 compared to the quarter ended January 31, 2006 was mainly due to increased net revenues as a result of both the acquisition of Lipman and organic growth, a higher gross profit percentage as a result of a shift towards higher margin wireless solutions and the non-recurrence of a large Indian low-margin sale recognized in the quarter ended January 31, 2006, partially offset by higher operating expenses.

The increase in operating income for North America for the quarter ended January 31, 2007 as compared to the quarter ended January 31, 2006 was mainly due to higher net revenues and an increasing gross profit percentage which was partially offset by slightly declining service revenues and gross profit percentage and higher operating expenses. In addition, North America research and development expenses for the quarter ended January 31, 2006 included $2.3 million for projects which have since been broadened in scope and will benefit customers outside the North America segment. As a result, these projects for the quarter ended January 31, 2007 are charged to the corporate expenses.

The decrease in Corporate operating income for the quarter ended January 31, 2007 was primarily due to higher non-cash acquisition related charges including increases of $12.2 million of amortization of purchased intangible assets, $10.3 million of amortization of step-up in inventory on acquisition, $6.5 million of in-process research and development charges and $1.3 million of amortization of step-down in deferred revenue on acquisition. In addition, stock compensation increased by $6.6 million and approximately $2.3 million of engineering expenses were incurred as projects which previously benefited North America in the quarter ended January 31, 2006 were broadened in scope, managed by the Corporate engineering function and charged to the Corporate segment in the quarter ended January 31, 2007.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to service our debt, finance working capital, and to make capital expenditures and investments. At January 31, 2007, our primary sources of liquidity were cash and cash equivalents of $161.9 million and our $40 million unused revolving credit facility.

Cash flow from operations before changes in working capital amounted to $30.7 million while net income was a loss of $1.0 million. This loss was caused by non-cash charges of $31.6 million consisting of acquisition related charges of $21.4 million, stock-based compensation expense of $7.5 million and depreciation and amortization of property, plant and equipment, as well as capitalized software and debt issuance cost totaling $2.7 million.

Cash flow from operations due to changes in working capital netted to an inflow of $1.0 million. The main drivers are as follows:

•	A reduction in inventory of $20.9 million. This reduction occurred primarily because the beginning balance of inventory for the period was unusually high because we increased inventory for our initial stocking of inventory for new product releases and as a result of balancing our inventory position to meet the demand changes triggered by the acquisition of Lipman;

•	A reduction in accounts payable of $10.7 million due to the reduction of inventory levels;

•	An increase in deferred revenue of $6.6 million due to an increase in deferred service such as customer support and installations;

•	A decrease in accounts receivable of $4.6 million due to improved collection efforts;

•	A decrease in accrued compensation of $4.1 million as fiscal year-end bonuses relating to the prior year were paid during this quarter;

•	A decrease in other assets of $4.7 million offset primarily by an increase in prepaid expenses and other current assets of $3.2 million; and

•	An increase in tax-related balances including deferred tax liabilities of $2.7 million, tax benefits from stock-based compensation of $2.4 million, and income taxes payable of $2.0 million.

Investing activities used cash of $277.8 million, primarily due to the acquisition of Lipman, net of cash and cash equivalents acquired, of $270.0 million. Additional uses included the purchases of property, plant and equipment totaling $7.0 million.

Financing activities primarily consisted of proceeds from long-term debt (net of costs) of $305.0 million which were used to fund the Lipman acquisition, proceeds of exercises of stock options and other of $13.9 million, and the tax benefit derived from stock-based compensation of $2.4 million.

We believe that we have the financial resources to meet our business requirements for the next twelve months, including capital expenditures, working capital requirements and future strategic investments, and to comply with our financial covenants.

Contractual Obligations

The following table summarizes our contractual obligations as of January 31, 2007 (in thousands):

		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years

Term B loan (including interest)	$742,074	$46,505	$80,141	$78,712	$536,716
Capital lease obligation	92	50	42	—	—
Operating leases	44,578	9,289	12,946	9,017	13,326
Minimum purchase obligations	22,109	22,109	—	—	—

	$808,853	$77,953	$93,129	$87,729	$550,042

Earnings before Interest, Taxes, Depreciation and Amortization, (EBITDA, as adjusted)

We define earnings before interest, taxes, depreciation and amortization, or EBITDA, as adjusted, as the sum of (1) net income (excluding extraordinary items of gain or loss and any gain or loss from discontinued operations), (2) interest expense, (3) income taxes, (4) depreciation, amortization, goodwill impairment and other non-recurring charges, (5) non-cash charges, including non-cash stock-based compensation expense and purchase accounting items and (6) acquisition related charges and restructuring costs. EBITDA, as adjusted, is a primary component of the financial covenants to which we are subject under our credit agreement. If we fail to maintain required levels of EBITDA, as adjusted, we could have a default under our credit agreement, potentially resulting in an acceleration of all of our outstanding indebtedness. In addition, our management uses EBITDA, as adjusted, as a primary measure to review and assess our operating performance and to compare our current results with those for prior periods as well as with the results of other companies in our industry. These competitors may, due to differences in capital structure and investment history, have interest, tax, depreciation, amortization and other non-cash expenses that differ significantly from ours. The term EBITDA, as adjusted, is not defined under generally accepted accounting principles, or GAAP, and EBITDA, as adjusted, is not a measure of operating income, operating performance or liquidity presented in accordance with GAAP. When assessing our operating performance, you should not consider these data in isolation or as a substitute for our net income calculated in accordance with GAAP. Our EBITDA, as adjusted, has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for net income or other consolidated income statement data prepared in accordance with GAAP. Some of these limitations are:

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

A reconciliation of net income, the most directly comparable U.S. GAAP measure, to EBITDA, as adjusted, for the three months ended January 31, 2007 and 2006 is as follows (in thousands):

	Three Months Ended January 31,
	2007	2006

U.S. GAAP net income (loss)	$(984)	$13,794
Provision for income taxes	3,851	6,952
Interest expense excluding acquisition charges	9,477	3,279
Interest income	(972)	(687)
Depreciation and amortization of property, plant and equipment	2,073	774
Amortization of capitalized software	295	275
Amortization of purchased intangible assets	14,934	2,752
Amortization of step-down in deferred revenue on acquisition	1,514	202
Amortization of step-up in inventory on acquisition	10,303	—
In-process research and development	6,530	—
Stock-based compensation	7,475	923
Acquisition related charges and restructuring costs	1,073	—

EBITDA as adjusted	$55,569	$28,264

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of the SEC’s Regulation S-K, consist of interest rate cap agreements and forward foreign currency exchange agreements described under “Quantitative and Qualitative Disclosures about Market Risk.” See Item 3.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” — a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS 154 is not expected to have a material impact on our consolidated results of operations, financial position or cash flows.

In July 2006, FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position. FIN 48 indicates that an enterprise shall initially recognize the financial statement effects of a tax position when it is more likely than not of being sustained on examination, based on the technical merits of the position. In addition, FIN 48 indicates that the measurement of a tax position that meets the more likely than not threshold shall consider the amounts and probabilities of the outcomes that could be realized upon ultimate settlement. This interpretation is effective for fiscal years beginning after December 15, 2006 and interim periods within those years. We are in the process of evaluating the impact of adopting FIN 48 on our consolidated results of operations, financial position or cash flows.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The implementation of SFAS 157 is not expected to have a material impact on our Company’s consolidated results of operations, financial position or cash flows.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, bad debts, income taxes and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For further information on our critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended October 31, 2006, which was filed with the SEC on December 18, 2006.

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

Interest Rates

We are exposed to interest rate risk related to our debt, which bears interest based upon the three-month LIBOR rate. We have reduced our exposure to interest rate fluctuations through the purchase of interest rate caps covering a portion of our variable rate debt. In 2006, we purchased two-year interest rate caps for $118,000 with an initial notional amount of $200 million declining to $150 million after one year with an effective date of November 1, 2006 under which we will receive interest payments if the three-month LIBOR rate exceeds 6.5%. Based on effective interest rates at January 31, 2007, a 50 basis point increase in interest rates on our borrowings subject to variable interest rate fluctuations would increase our interest expense by approximately $2.5 million annually.

Foreign Currency Risk

A majority of our business consists of sales made to customers outside the United States. A substantial portion of the net revenues we receive from such sales is denominated in currencies other than the U.S. dollar. Additionally, portions of our costs of net revenues and our other operating expenses are incurred by our International operations and denominated in local currencies. While fluctuations in the value of these net revenues, costs and expenses as measured in U.S. dollars have not materially affected our results of operations historically, we cannot assure you that adverse currency exchange rate fluctuations will not have a material impact in the future. In addition, our balance sheet reflects non-U.S. dollar denominated assets and liabilities which can be adversely affected by fluctuations in currency exchange rates. In certain periods, we have not hedged our exposure to these fluctuations. We have entered into foreign currency forward contracts and other arrangements intended to hedge our exposure to adverse fluctuations in exchange rates. As of January 31, 2007, we had no foreign currency forward contracts outstanding. Effective February 1, 2007, we have entered into foreign currency forward contracts to sell Australian dollars, Mexican pesos, British pounds and Euros with notional amounts of $2.8 million, $7.2 million, $3.4 million and $16.3 million, respectively. If we chose not to enter into foreign currency forward contracts to hedge against these exposures and if the hedge currencies were to devalue 5% to 10% against the U.S. dollar, results of operations would include a foreign exchange loss of approximately $1.5 million to $3.0 million.

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

With the participation of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(f) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in internal control over financial reporting.

During the first quarter of our fiscal year ending October 31, 2007, as a result of our acquisition of Lipman, we implemented the following changes to internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934):

•	Ensured the adoption of VeriFone’s accounting policies and processes for Lipman’s transactions

•	Enhanced the review for certain sales orders to ensure proper accounting.

There have been no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting for the quarter ended January 31, 2007.

PART II — OTHER INFORMATION

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

One of our Brazilian subsidiaries has been notified of a tax assessment regarding Brazilian state value added tax, or VAT, for the periods from January 2000 to December 2001 that relates to products supplied to us by a contract manufacturer. The assessment relates to an asserted deficiency of 7.6 million Brazilian reais (approximately $3.6 million) including interest and penalties. The tax assessment was based on a clerical error in which our Brazilian subsidiary omitted the required tax exemption number on its invoices. Management does not expect that we will ultimately incur a material liability in respect of this assessment, because they believe, based in part on advice of our Brazilian tax counsel, that we are likely to prevail in the proceedings relating to this assessment. On May 25, 2005, we had an administrative hearing with the Brazilian Tax Authority with respect to this audit. Management expects to receive the decision of the administrative judges sometime in 2007. In the event we receive an adverse ruling from the administrative body, we will decide whether or not to appeal and would reexamine the determination as to whether an accrual is necessary. It is currently uncertain what impact this state tax examination may have with respect to our use of a corresponding exemption to reduce the Brazilian federal VAT.

Two of our Brazilian subsidiaries that were acquired as a part of the Lipman acquisition have been notified of tax assessments regarding Brazilian customs penalties that relate to alleged infractions in the importation of goods. The assessments relate to an asserted deficiency of 24.9 million Brazilian rais (approximately $11.6 million) excluding interest and penalties. The tax authorities allege that the structure used for the importation of goods was simulated with the objective to hide the real seller and buyer of the imported goods and that the simulation was created through a fraudulent interposition of parties. The fines with respect to one of the assessments were reduced on a first level administrative decision on January 26, 2007. The proceeding has been remitted to the Taypayers Council to adjudicate the appeal of the first level administrative decision filed by the tax authorities. We have also appealed the first level administrative decision on February 26, 2007. In this appeal, we argued that the tax authorities did not have enough evidence to determine that the import transactions were indeed fraudulent and that, even if there were some irregularities in such importations, they could not be deemed to be our responsibility since all the transactions were performed by the importer of the goods. Management expects to receive the decision of the Taxpayers Council sometime in 2007. In the event we receive an adverse ruling from the administrative body, we will decide whether or not to appeal and would reexamine the determination as to whether an accrual is necessary. As part of our integration activities with respect to the Lipman acquisition, we are reviewing operations in other Lipman entities to ensure that we have in place business and financial controls that are consistent with those we have historically applied to our operations.

On December 11, 2006, we received a civil investigative demand from the U.S. Department of Justice regarding an investigation into our acquisition of Lipman which requests certain documents and other information, principally with respect to the companies’ integration plans and communications prior to the completion of this acquisition. Although we have commenced the process of gathering documents in response to this request, we cannot predict what actions, if any, will result from this investigation.

ITEM 1A.	RISK FACTORS

The following discussion supplements and amends the risk factors previously disclosed as Item 1A in our Annual Report on Form 10-K for the year ended October 31, 2006, which are incorporated herein by reference.

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

A significant percentage of our business is executed towards the end of our fiscal quarters. This could negatively impact our business and results of operations.

Revenues recognized in many of our fiscal quarters have been back end loaded. Prior to our acquisition of Lipman, it had also experienced back end loading of revenues to a greater extent. Back end loading means that sales orders are being received and revenue recognized disproportionately towards the end of each fiscal quarter. If this back end loading becomes more pronounced, our business and results of operations could be adversely affected due to the following factors:

•	the manufacturing processes in our internal manufacturing could become concentrated in a shorter time period. This concentration of manufacturing could increase labor and other manufacturing costs and negatively impact gross margins. The risk of inventory write offs could also increase if we were to hold higher inventory levels to counteract this;

•	the higher concentration of orders may make it difficult to accurately forecast component requirements and, as a result, we could experience a shortage of the components needed for production, possibly delaying shipments and causing lost orders; and

•	if we are unable to fill orders at the end of a quarter shipments may be delayed. This could increase the fluctuation of quarterly results if shipments are delayed from one fiscal quarter to the next or orders are cancelled by customers.

We face risks related to a planned migration to a common enterprise resource planning information system to integrate all business and finance activities

We are in the process of migrating to a new enterprise resource planning information system, which will replace our existing system. We plan to integrate all business and finance activities into this new system by the first quarter of fiscal year 2008. Due to the size and complexity of our business, which is compounded by the recent acquisition of Lipman, the conversion process will be very challenging. Any disruptions and problems that occur during the system conversion could adversely impact our ability to finish the conversion in a timely and cost effective way and could, moreover, interfere with the normal operations of our business and finance activities. Even if we do succeed in completing the conversion on a timely basis, the implementation may be much more costly than we anticipated. If we are unable to successfully implement our new information system as planned, in addition to adversely impacting our financial position, results of operations and cash flows in the short and long term, it could also affect our ability to collect the information necessary to timely file our financial reports with the SEC.

A majority of our net revenues is generated outside of North America and we intend to continue to expand our operations internationally. Our results of operations could suffer if we are unable to manage our international expansion and operations effectively.

During the three months ended January 31, 2007, 63% of VeriFone’s net revenues were generated outside of North America. We expect our percentage of net revenues generated outside of North America to continue to increase in the coming years. Part of our strategy is to expand our penetration in existing foreign markets and to enter new foreign markets. Our ability to penetrate some international markets may be limited due to different technical standards, protocols or product requirements. Expansion of our International business will require significant management attention and financial resources. Our International net revenues will depend on our continued success in the following areas:

•	securing commercial relationships to help establish our presence in international markets;

•	hiring and training personnel capable of marketing, installing and integrating our solutions, supporting customers and managing operations in foreign countries;

•	localizing our solutions to target the specific needs and preferences of foreign customers, which may differ from our traditional customer base in the United States;

•	building our brand name and awareness of our services among foreign customers; and

•	implementing new systems, procedures and controls to monitor our operations in new markets on a basis consistent with our domestic operations;

In addition, we are subject to risks associated with operating in foreign countries, including:

•	multiple, changing and often inconsistent enforcement of laws and regulations;

•	satisfying local regulatory or industry imposed security or other certification requirements;

•	competition from existing market participants that may have a longer history in and greater familiarity with the foreign markets we enter;

•	tariffs and trade barriers;

•	laws and business practices that favor local competitors;

•	fluctuations in currency exchange rates;

•	extended payment terms and the ability to collect account receivables;

•	economic and political instability in foreign countries;

•	imposition of limitations on conversion of foreign currencies into U.S. dollars or remittance of dividends and other payments by foreign subsidiaries;

•	changes in a specific country’s or region’s political or economic conditions; and

•	greater difficulty in safeguarding intellectual property in areas such as China, Russia and Latin America.

In addition, compliance with foreign and U.S. laws and regulations that are applicable to our international operations is complex and may increase our cost of doing business in international jurisdictions and our international operations could expose us to fines and penalties if we fail to comply with these regulations. These laws and regulations include import and export requirements, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials. Although we have implemented policies and procedures designed to ensure compliance with these laws, there can be no assurance that our employees, contractors and agents will not take actions in violation of our policies, particularly as we expand our operations through organic growth and acquisitions. Any such violations could subject us to civil or criminal penalties, including substantial fines or prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our reputation, our brand, our international expansion efforts, our business and our operating results. In addition, if we fail to address the challenges and risks associated with international expansion and acquisition strategy, we may encounter difficulties implementing our strategy, which could impede our growth or harm our operating results.

A significant portion of our gross finished goods consists of non-PCI compliant products. Due to an upcoming PCI deadline, we must successfully deplete non-PCI inventory while transitioning customers to PCI products. Our results of operations could suffer if we are unable to manage our inventory and marketing programs to meet this objective.

The major card associations have introduced new security standards to address the growing demand for transaction security. Visa International, MasterCard International and JCB Co., Ltd. continue to cooperate on the development and release of more stringent Payment Card Industry, or PCI, specification and test methods for the certification of electronic payment systems for secure debit transactions. This new set of standards applies wherever Visa, MasterCard, and JCB cards are accepted and must be adhered to by December 31, 2007, which means that we will not be able to sell non-PCI compliant products after this date. A significant portion of our gross finished goods consist of non-PCI compliant products. If we are not able to successfully deplete this non-PCI inventory, or sales to customers of PCI compliant products to not exceed existing sales of non-PCI compliant products, our financial results could be adversely affected.

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

One of our Brazilian subsidiaries has been notified of a tax assessment regarding Brazilian state value added tax, or VAT, for the periods from January 2000 to December 2001 that relates to products supplied to us by a contract manufacturer. The assessment relates to an asserted deficiency of 7.6 million Brazilian reais (approximately $3.6 million) including interest and penalties. The tax assessment was based on a clerical error in which our Brazilian subsidiary omitted the required tax exemption number on its invoices. On May 25, 2005, we had an administrative hearing with respect to this audit. Management expects to receive the decision of the administrative judges sometime in 2007. In the event we receive an adverse ruling from the administrative body, we will decide whether or not to appeal and would reexamine the determination as to whether an accrual is necessary. It is currently uncertain what impact this state tax examination may have with respect to our use of a corresponding exemption to reduce the Brazilian federal VAT.

Two of our Brazilian subsidiaries that were acquired as a part of the Lipman acquisition have been notified of tax assessments regarding Brazilian customs penalties that relate to alleged infractions in the importation of goods. The assessments relate to an asserted deficiency of 24.9 million Brazilian reais (approximately $11.6 million) excluding interest and penalties. The tax authorities allege that the structure used for the importation of goods was simulated with the objective to hide the real seller and buyer of the imported goods and that the simulation was created through a fraudulent interposition of parties. The fines with respect to one of the assessments were reduced on a first level administrative decision on January 26, 2007. The proceeding has been remitted to the Taypayers Council to adjudicate the appeal of the first level administrative decision filed by the tax authorities. We have also appealed the first level administrative decision on February 26, 2007. In this appeal, we argued that the tax authorities did not have enough evidence to determine that the import transactions were indeed fraudulent and that, even if there were some irregularities in such importations, they could not be deemed to be our responsibility since all the transactions were performed by the importer of the goods. Management expects to receive the decision of the Taxpayers Council sometime in 2007. In the event we receive an adverse ruling from the administrative body, we will decide whether or not to appeal and would reexamine the determination as to whether an accrual is necessary. As part of our integration activities with respect to the Lipman acquisition, we are reviewing operations in other Lipman entities to ensure that we have in place business and financial controls that are consistent with those we have historically applied to our operations.

On December 11, 2006, we received a civil investigative demand from the U.S. Department of Justice regarding an investigation into our acquisition of Lipman which requests certain documents and other information, principally with respect to the companies’ integration plans and communications prior to the completion of this acquisition. Although we are in the process of gathering documents in response to this request, we cannot predict what actions, if any, will result from this investigation.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibits

The following documents are filed as Exhibits to this report:

Exhibit
Number	Description

10.1	Amended and Restated Employment Agreement, dated January 4, 2007, among VeriFone Holdings, Inc., VeriFone, Inc., and Douglas G. Bergeron (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 5, 2007).
31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIFONE HOLDINGS, INC.

By:	/s/ Douglas G. Bergeron
Douglas G. Bergeron
Chairman and Chief Executive Officer

By:	/s/ Barry Zwarenstein
Barry Zwarenstein
Executive Vice President and Chief Financial Officer

Date: March 9, 2007

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Amended and Restated Employment Agreement, dated January 4, 2007, among VeriFone Holdings, Inc., VeriFone, Inc., and Douglas G. Bergeron (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 5, 2007).
31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.