Form 10-Q/A
period 2007-01-31
VeriFone Holdings, Inc.
filed 2007-03-12
CIK 1312073

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of VeriFone Holdings, Inc. (“VeriFone”) for the three months ended January 31, 2007 by correcting an error on page 35 in which a portion of VeriFone’s total assets was misallocated to its North America segment rather than its International segment. While this Form 10-Q/A sets forth the complete text of the Form 10-Q, no additional new information or language has been added to the text. This Form 10-Q/A does not reflect events occurring after the filing of the original Quarterly Report on Form 10-Q or modify or update any disclosures affected by subsequent events.

As required by Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, VeriFone’s principal executive officer and principal financial officer are providing Rule 13a-14(a) certifications dated March 12, 2007 in connection with this Form 10-Q/A (but otherwise identical to their prior certifications) and are also furnishing, but not filing, written statements pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 12, 2007 (but otherwise identical to their prior statements).

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

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth net revenues and operating income for the Company’s segments (in thousands):

	Three Months Ended
	January 31,
	2007	2006

Net revenues:
International	$129,070	$57,657
North America	89,070	77,175
Corporate	(1,514)	(202)

Total revenues	$216,626	$134,630

Operating income:
International	$37,767	$14,167
North America	38,554	30,503
Corporate	(64,533)	(21,533)

Total operating income	$11,788	$23,137

The Company’s long-lived assets which consist primarily of property, plant and equipment, net by segment were as follows (in thousands):

	January 31,	October 31,
	2007	2006

International	$21,190	$3,277
North America	15,761	6,270

	$36,951	$9,547

The Company’s goodwill by segment was as follows (in thousands):

	January 31,	October 31,
	2007	2006

International	$494,585	$19,102
North America	40,118	33,587

	$534,703	$52,689

The Company’s total assets by segment were as follows (in thousands):

	January 31,	October 31,
	2007	2006
	(restated)

International	$825,572	$125,681
North America	482,257	327,264

	$1,307,829	$452,945

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

Date: March 12, 2007

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