Form 10-Q
period 2007-04-30
VeriFone Holdings, Inc.
filed 2007-05-31
CIK 1312073

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2007
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

At May 25, 2007, the number of shares outstanding of the registrant’s common stock, $0.01 par value was 82,968,231.

VERIFONE HOLDINGS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	October 31,
	2007	2006
	(Unaudited)
	(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$175,760	$86,564
Accounts receivable, net of allowances of $3,747 and $2,364	168,375	119,839
Inventories	125,390	86,631
Deferred tax assets	14,726	13,267
Prepaid expenses and other current assets	33,291	12,943

Total current assets	517,542	319,244
Property, plant and equipment	36,236	7,300
Purchased intangible assets, net	199,517	16,544
Goodwill	549,073	52,689
Deferred tax assets	46,198	21,706
Debt issuance costs, net	10,328	10,987
Transaction costs	—	12,350
Other assets	18,207	12,125

Total assets	$1,377,101	$452,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$72,566	$66,685
Income taxes payable	4,573	5,951
Accrued compensation	21,208	16,202
Accrued warranty	11,461	4,902
Deferred revenue, net	36,175	23,567
Accrued expenses	5,565	4,752
Accrued transaction costs	—	12,000
Other current liabilities	51,975	13,661
Current portion of long-term debt	5,416	1,985
Current portion of restructuring liabilities	2,808	2,963

Total current liabilities	211,747	152,668
Accrued warranty	670	530
Deferred revenue	9,807	7,371
Long-term debt, less current portion	494,036	190,904
Deferred tax liabilities	70,060	859
Other long-term liabilities	11,967	1,872

Total liabilities	798,287	354,204
Minority interest	5,632	—
Stockholders’ equity:
Preferred Stock: 10,000 shares authorized as of April 30, 2007 and October 31, 2006; zero and zero shares issued and outstanding as of April 30, 2007 and October 31, 2006	—	—
Common Stock: $0.01 par value, 100,000 shares authorized at April 30, 2007 and October 31, 2006; 82,850 and 68,148 shares issued and outstanding as of April 30, 2007 and October 31, 2006	828	682
Additional paid-in-capital	612,393	140,569
Accumulated deficit	(39,592)	(43,468)
Accumulated other comprehensive income (loss)	(447)	958

Total stockholders’ equity	573,182	98,741

Total liabilities and stockholders’ equity	$1,377,101	$452,945

See accompanying notes.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
		(Unaudited)
	(In thousands, except per share data)

Net revenues:
System Solutions	$191,800	$128,136	$381,029	$246,821
Services	25,413	14,054	52,810	29,999

Total net revenues	217,213	142,190	433,839	276,820
Cost of net revenues:
System Solutions	114,110	71,765	236,759	138,880
Services	12,903	7,026	25,500	14,939

Total cost of net revenues	127,013	78,791	262,259	153,819

Gross profit	90,200	63,399	171,580	123,001
Operating expenses:
Research and development	16,238	12,221	33,044	23,628
Sales and marketing	23,323	14,404	45,846	28,605
General and administrative	27,181	9,993	45,586	19,691
Amortization of purchased intangible assets	6,061	1,159	11,389	2,318
In-process research and development	110	—	6,640	—

Total operating expenses	72,913	37,777	142,505	74,242

Operating income	17,287	25,622	29,075	48,759
Interest expense	(9,595)	(3,197)	(19,351)	(6,476)
Interest income	1,553	927	2,525	1,614
Other income (expense), net	106	65	(31)	266

Income before income taxes	9,351	23,417	12,218	44,163
Provision for income taxes	4,492	8,381	8,343	15,333

Net income	$4,859	$15,036	$3,875	$28,830

Net income per share:
Basic	$0.06	$0.23	$0.05	$0.44

Diluted	$0.06	$0.22	$0.05	$0.42

Weighted average shares used in computing net income per share:
Basic	81,705	65,799	81,343	65,751

Diluted	84,180	68,959	83,861	68,887

See accompanying notes.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	April 30,
	2007	2006
	(Unaudited)
	(In thousands)

Cash flows from operating activities
Net income	$3,875	$28,830
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of purchased intangibles	30,557	5,330
Depreciation and amortization of property, plant and equipment	3,765	1,651
Amortization of capitalized software	570	598
In-process research and development	6,640	—
Amortization of interest rate caps	—	139
Amortization of debt issuance costs	660	539
Stock-based compensation	18,477	2,112
Other	35	(81)

Net cash provided by operating activities before changes in working capital	64,579	39,118
Changes in operating assets and liabilities:
Accounts receivable, net	(13,135)	(19,639)
Inventories	24,477	(14,450)
Deferred tax assets	(559)	(1,871)
Prepaid expenses and other current assets	(18,803)	(607)
Other assets	527	42
Accounts payable	(9,597)	17,096
Income taxes payable	1,800	4,593
Tax benefit from stock-based compensation	(4,681)	(1,374)
Accrued compensation	(2,541)	(621)
Accrued warranty	(1,199)	(674)
Deferred revenue	5,532	5,133
Deferred tax liabilities	5,170	—
Accrued expenses and other liabilities	(1,360)	(2,083)

Net cash provided by operating activities	50,210	24,663

Cash flows from investing activities
Software development costs capitalized	(2,923)	(1,078)
Purchase of property, plant and equipment	(12,479)	(2,161)
Purchase of other assets	—	(1,114)
Purchases of marketable securities	—	(102,508)
Sales and maturities of marketable securities	—	106,625
Acquisition of businesses, net of cash and cash equivalents acquired	(274,270)	—

Net cash used in investing activities	(289,672)	(236)

Cash flows from financing activities
Proceeds from long-term debt, net of costs	304,950	—
Repayment of long-term debt	(1,250)	(925)
Repayments of capital leases	(4)	(106)
Tax benefit of stock-based compensation	4,681	1,374
Proceeds from exercises of stock options and other	18,570	593

Net cash provided by financing activities	326,947	936
Effect of foreign currency exchange rate changes on cash	1,711	790

Net increase in cash and cash equivalents	89,196	26,153
Cash and cash equivalents, beginning of period	86,564	65,065

Cash and cash equivalents, end of period	$175,760	$91,218

Supplemental disclosures of cash flow information
Cash paid for interest	$18,047	$5,875

Cash paid for taxes	$13,381	$13,289

Supplemental schedule of non-cash transactions:
Issuance of common stock and stock options for business acquisition	$430,318	$—

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

  Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of April 30, 2007 and the consolidated statements of operations for the three and six months ended April 30, 2007 and 2006 and consolidated statements of cash flows for the six months ended April 30, 2007 and 2006 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and Form 10-Q and Article 10 of Regulation S-X. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of April 30, 2007 and its results of operations for the three and six months ended April 30, 2007 and 2006, and cash flows for the six months ended April 30, 2007 and 2006. The results for the interim periods are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending October 31, 2007. The consolidated balance sheet as of October 31, 2006 has been derived from the audited consolidated balance sheet as of that date. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation. The reclassifications did not impact previously reported revenues, total operating expense, operating income, net income, or stockholders’ equity.

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

Deliverables that do not meet these criteria are combined into a single unit of accounting.

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

  Foreign Currency Translation

The assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated from their respective functional currencies into U.S. dollars at the rates in effect at the balance sheet date, with resulting foreign currency translation adjustments recorded as accumulated other comprehensive income in the accompanying condensed consolidated balance sheet. Revenue and expense amounts are translated at average rates during the period.

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

In the three and six months ended April 30, 2007, no customer accounted for more than 10% of net revenues. In each of the three and six months ended April 30, 2006, one customer, First Data Corporation and its affiliates accounted for 12% of net revenues. At April 30, 2007, no customer accounted for more than 10% of accounts receivable. At October 31, 2006, First Data Corporation and its affiliates accounted for 13% of accounts receivable and no other customer accounted for 10% or more of accounts receivable at that date.

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

Besides those noted above, the Company had no other off-balance-sheet concentrations of credit risk, such as option contracts or other derivative arrangements as of April 30, 2007 or October 31, 2006.

  Product Manufacturing

The Company outsources a substantial amount of the manufacturing of its products to contract manufacturers with facilities in China, Singapore, and Brazil. The Company also utilizes third-party service providers in the United States, Canada, United Kingdom, Poland, France, Italy, Spain, and Mexico for its equipment repair service. In November 2006, the Company added in-house manufacturing and services capabilities in Israel and Turkey as a result of the Lipman acquisition.

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

The Company formally documents relationships between hedging instruments and associated hedged items. This documentation includes: identification of the specific foreign currency asset, liability or forecasted transaction being hedged; the nature of the risk being hedged; the hedge objective; and, the method of assessing hedge effectiveness. Hedge effectiveness is formally assessed, both at hedge inception and on an ongoing basis, to determine whether the derivatives used in hedging transactions are highly effective in offsetting changes in foreign currency denominated assets, liabilities and anticipated cash flow of hedged items. When an anticipated transaction is no longer likely to occur, the corresponding derivative instrument is ineffective as a hedge, and changes in fair value of the instrument are recognized in net income.

The Company’s international sales are generally denominated in currencies other than the U.S. dollar. For sales in currencies other than the U.S. dollar, the volatility of the foreign currency markets represents risk to the Company’s margins. The Company defines its exposure as the risk of changes in the functional-currency-equivalent cash flows (generally U.S. dollars) attributable to changes in the related foreign currency exchange rates. From time to time the Company enters into certain foreign currency forward contracts with terms designed to substantially match those of the underlying exposure. The Company does not qualify these foreign currency forward contracts as hedging instruments and, as such, records the changes in the fair value of these derivatives immediately in other income (expense), net in the accompanying consolidated statements of operations. As of April 30, 2007 and October 31, 2006, the Company did not have any outstanding foreign currency forward contracts. On May 1, 2007 the Company entered into foreign currency forward contracts with aggregate notional amounts of $40.0 million to hedge exposures to non-functional currencies. The Company’s foreign currency forward contracts have maturities of 95 days or less.

The Company is exposed to interest rate risk related to its debt, which bears interest based upon the three-month LIBOR rate. On October 31, 2006, the Company entered into a Credit Agreement (the “New Credit Facility”) with a syndicate of financial institutions, led by J.P. Morgan Chase Bank, N.A. and Lehman Commercial Paper Inc. The New Credit Facility provided by the Credit Agreement consists of a Term B Loan facility of $500 million and a revolving credit facility permitting borrowings of up to $40 million. The Term B Loan was drawn down in its entirety on October 31 and November 1, 2006. Under the New Credit Facility, the Company is required to fix the interest rate through swaps, rate caps, collars and similar agreements with respect to at least 30% of the outstanding principal amount of all loans and other indebtedness that have floating interest rates.

In May and December 2006, the Company purchased two-year interest rate caps for a total premium of $118,000. The interest rate caps have an initial notional amount of $200 million declining to $150 million after one year under which the Company will receive interest payments if the three-month LIBOR rate exceeds 6.5%. The interest rate caps were purchased to fix the interest rate related to the existing secured credit facility, or any refinancing thereof which is explained in Note 5. The fair value of the interest rate caps as of April 30, 2007 was $3,000 which was recorded in prepaid expenses and other current assets in the condensed consolidated balance sheets, with the related $113,000 unrealized loss recorded as a component of accumulated other comprehensive income, net of a $44,000 tax benefit.

For the three and six months ended April 30, 2006, the Company received payments of $81,000 and $112,000, respectively, as a result of the three-month LIBOR rate on its previous Term B Loan exceeding the cap rate which amounts were recorded as offsets to interest expense in the statements of operations.

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

  Minority Interest

The Company made a minority investment in VeriFone Transportation Systems, Inc. (“VTS”) in October 2005. Prior to the fiscal quarter ended April 30, 2007, the investment in VTS was accounted for under the equity method and was included in the other assets in the accompanying condensed consolidated balance sheets. In February 2007, the Company made an additional investment in VTS, which increased its ownership percentage in VTS to 51% at which time the Company began consolidating this investment.

The Company owns the majority of its Chinese subsidiary which it acquired in the acquisition of Lipman and as such consolidated its Chinese subsidiary. For the three and six months ended April 30, 2007 the minority interest in income of the subsidiary is immaterial.

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

  Research and Development Costs

Research and development costs are generally expensed as incurred. Costs eligible for capitalization under SFAS No. 86 (SFAS 86), “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” were $2.0 million and $2.9 million for the three and six months ended April 30, 2007, respectively, compared to $0.7 million and $1.1 million for the comparable periods in fiscal 2006. Capitalized software development costs of $10.4 million and $7.5 million as of April 30, 2007 and October 31, 2006, respectively, are being amortized on a straight-line basis over the estimated three-year life of the product to which the costs relate. These costs, net of accumulated amortization of $3.8 million and $3.2 million as of April 30, 2007 and October 31, 2006, respectively, are recorded in other assets in the accompanying consolidated balance sheet.

  Advertising Costs

Advertising costs are expensed as incurred and totaled approximately $446,000 and $864,000 for the three and six months ended April 30, 2007, respectively, compared to $40,000 and $61,000 for the comparable periods in fiscal 2006, respectively.

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

  Goodwill and Other Purchased Intangible Assets

Goodwill and other purchased intangible assets have been recorded as a result of the Company’s acquisitions. Goodwill is not amortized for accounting purposes. Purchased intangible assets are amortized over their estimated useful lives, generally one and one-half to five years.

The Company is required to perform an annual impairment test of goodwill. Should certain events or indicators of impairment occur between annual impairment tests, the Company performs the impairment test of goodwill when those events or indicators occur. In the first step of the analysis, the Company’s assets and liabilities, including

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

existing goodwill and other intangible assets, are assigned to the identified reporting units to determine their carrying value. Based on how the business is managed, the Company has five reporting units. Goodwill was allocated to the reporting unit based on its relative contribution to the Company’s operating results. If the carrying value of a reporting unit is in excess of its fair value, an impairment may exist, and the Company must perform the second step of comparing the implied fair value of the goodwill to its carrying value to determine the impairment charge, if any.

The fair value of the reporting units is determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, tax deductions, and proceeds from disposition. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the particular investment. For the three and six months ended April 30, 2007, no impairment charges have been recorded.

  Accounting for Impairment of Long-Lived Assets

The Company periodically evaluates whether changes have occurred that would require revision of the remaining useful life of equipment and improvements and purchased intangible assets or render them not recoverable. If such circumstances arise, the Company uses an estimate of the undiscounted value of expected future operating cash flows to determine whether the long-lived assets are impaired. If the aggregate undiscounted cash flows are less than the carrying amount of the assets, the resulting impairment charge to be recorded is calculated based on the excess of the carrying value of the assets over the fair value of such assets, with the fair value determined based on an estimate of discounted future cash flows. For the three and six months ended April 30, 2007, no impairment charges have been recorded.

  Stock-Based Compensation

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

  Severance Pay

The Company’s liability for severance pay to its Israeli employees is calculated pursuant to Israeli severance pay law based on the most recent salary of the employee multiplied by the number of years of employment of such employee as of the applicable balance sheet date. Employees are entitled to one month’s salary for each year of employment, or a pro-rata portion thereof. The Company funds the liability by monthly deposits in insurance policies and severance pay funds. The expense for the three and six months ended April 30, 2007 was $448,000 and $798,000, respectively.

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share amounts):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2007	2006	2007	2006

Basic and diluted net income per share:
Numerator:
Net income	$4,859	$15,036	$3,875	$28,830

Denominator:
Weighted-average shares of voting common stock outstanding	82,706	67,801	82,344	67,753
Less: weighted-average shares subject to repurchase	(1,001)	(2,002)	(1,001)	(2,002)

Weighted-average shares used in computing basic net income per share	81,705	65,799	81,343	65,751
Add dilutive securities:
Weighted-average shares subject to repurchase	1,001	2,002	1,001	2,002
Stock options	1,474	1,158	1,517	1,134

Weighted-average shares used in computing diluted net income per share	84,180	68,959	83,861	68,887

Net income per share:
Basic	$0.06	$0.23	$0.05	$0.44

Diluted	$0.06	$0.22	$0.05	$0.42

For the three and six months ended April 30, 2007, options to purchase 100,695 and 63,061 common shares, respectively, were excluded from the calculation of weighted average shares for diluted net income per share as they were antidilutive. For the three and six months ended April 30, 2006, options to purchase 1,009,825 common shares were excluded from the calculation of weighted average shares for diluted net income per share as they were antidilutive.

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

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. The implementation of SAB 108 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

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

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, provided the provisions of SFAS 157 are applied. The Company is evaluating SFAS 159 and has not yet determined the impact of the adoption, if any, it will have on the Company’s consolidated financial statements.

Note 3.	Business Combinations

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

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The purchase price is as follows (in thousands):

Cash	$344,747
Value of common stock issued	417,606
Value of Lipman vested and unvested options assumed	37,933
Transaction costs and expenses	25,450

Sub-total	825,736
Less: Value of unvested Lipman options assumed	(25,221)

Total purchase price	$800,515

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

Pursuant to the merger agreement, the Company assumed, generally on a one-for-one basis, all Lipman share options outstanding at closing. The Company assumed options to purchase approximately 3,372,527 shares of Lipman ordinary shares at a weighted average exercise price of $24.47. The fair value of the outstanding vested and unvested options of $37.9 million, was determined using a Black-Scholes valuation model using the following assumptions: stock price of $31.02 per share, expected term of 2.5 years, expected volatility of 41% and risk free interest rate of 4.7%.

For accounting purposes the fair value of unvested options as of the closing date is deducted in determining the purchase price and this unrecognized share-based compensation is being recognized as compensation expense on a straight line basis over the estimated remaining service period of 3.1 years. The fair value of the outstanding unvested options of $25.2 million, was determined using a Black-Scholes valuation model using the following assumptions: Stock price of $30.00 per share of the Company common stock on November 1, 2006, expected term of 2.8 years, expected volatility of 41% and risk-free interest rate of 4.6%. The Company determined the number of vested options based on the ratio of the number of months of service provided by employees as of November 1, 2006 to the total vesting period for the options (vested ratio).

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

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on the preliminary valuation which has not been finalized and other information currently available, the preliminary estimated purchase price is allocated as follows (in thousands):

Cash	$95,931
Accounts receivable	33,257
Inventory	65,451
Property, plant and equipment	18,601
Other assets	12,204
Deferred revenue	(8,936)
Other current liabilities	(63,075)
Net deferred tax liabilities	(39,451)
Non current liabilities	(7,140)

Net tangible assets	106,842
Amortizable intangible assets:
Developed and core technology	133,560
Customer backlog	50
Customer relationships	65,170
Internal use software	3,460

Subtotal	202,240
In-process research and development	6,640
Excess over fair value of vested options	627
Goodwill	484,166

Total preliminary estimated purchase price allocation	$800,515

Net Tangible Assets

Of the total estimated purchase price, a preliminary estimate of approximately $106.8 million has been allocated to net tangible assets acquired. The Company has valued net tangible assets at their respective carrying amounts as of November 1, 2006, except inventory, property, plant and equipment, deferred revenue, accrued liabilities and deferred taxes as the Company believes these amounts approximate their current fair values or the fair values have not yet been determined.

The Company has increased Lipman’s historical value of inventory by $13.7 million to adjust inventory to an amount equivalent to the selling price less an appropriate sales margin. The Company reduced Lipman’s historical value of deferred revenue by $3.9 million to adjust deferred revenue to an amount equivalent to the estimated cost plus an appropriate margin to perform the services related to Lipman’s service contracts. As of April 30, 2007, the purchase price allocation is preliminary and is subject to adjustment. The Company reduced Lipman’s historical net book value of property, plant and equipment by $1.5 million to adjust property plant and equipment to estimated fair value.

The Company has identified and recorded provisions related to certain pre-acquisition contingencies of $14.1 million related to liabilities that are probable and the amount of the liability is reasonably estimated. With respect to certain other identified pre-acquisition contingencies, including the two tax assessments referred to in Note 7 with respect to the Company’s Brazilian subsidiaries acquired as a part of the acquisition, the Company continues to accumulate information to assess whether or not the related asset, liability or impairment is probable and the amount of the asset, liability or impairment can be reasonably estimated and as such accrued in the purchase price allocation prior to the end of the purchase price allocation period.

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

In-process Research and Development

Of the total estimated purchase price, $6.6 million was allocated to in-process research and development and was charged to expense in the six months ended April 30, 2007. In-process research and development represents incomplete Lipman research and development projects that had not reached technological feasibility and had no alternative future use. Lipman was developing new products that qualify as in-process research and development in multiple product areas. Lipman’s research and development projects were focused on developing new products, integrating new technologies, improving product performance and broadening features and functionalities. The principal research and development efforts of Lipman are related to four products. There is a risk that these developments and enhancements will not be competitive with other products using alternative technologies that offer comparable functionality.

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

Excess over fair value of vested options

Due to the difference in the exchange ratio for Lipman options held by non-U.S. employees to purchase shares of one-for-one and the all stock exchange ratio of 0.9336 (the all stock consideration exchange ratio of 0.9844 as reduced by the per share value of the $1.50 per share special cash dividend) for Lipman ordinary shares, the Company recognized $0.6 million of share-based compensation for the excess fair value of vested options in the six months ended April 30, 2007.

Goodwill

Of the total purchase price, approximately $484 million is estimated to be allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets, in-process research and development and excess of fair value of vested options. Goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that the management of the combined company determines that the value of goodwill has become impaired, the combined company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. The goodwill has been allocated $477.4 million to the International segment and $6.6 million to the North America segment. Most of the goodwill is expected to be deductible for income tax purposes.

The results of operations of Lipman are included in the Company’s consolidated financial statements from November 2006. The following table represents pro forma results of operations and gives effect to the acquisition of Lipman as if the acquisition had been consummated at the beginning of fiscal year 2006. The unaudited pro forma results of operations are not necessarily indicative of what would have occurred had the acquisition been made as of the beginning of the period or of the results that may occur in the future. Net income includes the write-off of acquired IPR&D of $110,000 and $6.6 million for the three and six months ended April 30, 2007, respectively, additional interest expense of $5.1 million and $11.6 million for the three and six months ended April 30, 2007, respectively, deferred revenue step down of $0.9 million and $2.4 million for the three and six months ended April 30, 2007, respectively, fair value step up of inventory of $3.4 million and $13.7 million for the three and six months ended April 30, 2007, respectively, stock compensation for the excess fair value on vested options of $(0.1) million and $0.6 million for the three and six months ended April 30, 2007, respectively, and amortization of intangible assets related to the acquisition of $15.6 million and $30.6 million for the three and six months ended April 30, 2007, respectively. The unaudited pro forma information is as follows:

	Three Months Ended	Six Months Ended
	April 30, 2006	April 30, 2006
	(In millions, except per share amounts)

Total net revenue	$198.9	$400.8
Net income	$5.4	$0.0
Net income per share — basic	$0.07	$0.0
Net income per share — diluted	$0.07	$0.0

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pro forma amounts above were compiled using the three and six month periods ended March 31, 2006 for Lipman and the three and six month periods ended April 30, 2006 for VeriFone.

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

The total estimated purchase price of $10.9 million was allocated as follows: $12.2 million to goodwill (not deductible for income tax purposes), $7.8 million to intangible assets comprised of developed technology of $3.0 million, backlog of $1.4 million, customer relationships of $3.4 million, offset by $2.9 million to restructuring costs and $6.2 million to net tangible liabilities acquired. The estimated useful economic lives of the identifiable intangible assets acquired are 3 to 5 years for the developed technology, one year for backlog, and 4 to 5 years for the customer relationship. The weighted average amortization period for developed technology and customer relationships was 3.7 years. As of April 30, 2007, the purchase price allocation is preliminary and subject to adjustment for any pre-acquisition contingencies or changes in allocations.

VeriFone Transportation Systems, Inc.

In February 2007, the Company made an additional investment in VeriFone Transportation Systems, Inc. (“VTS”) to increase its ownership percentage to 51%. The total purchase price of $5 million was allocated to the net assets of VTS. As of April 30, 2007, the purchase price allocation is preliminary and is subject to adjustment for any changes in valuations of net assets. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

Note 4.	Balance Sheet and Statements of Operations Detail

  Inventories

Inventories consisted of the following (in thousands):

	April 30,	October 31,
	2007	2006

Raw materials	$24,141	$4,095
Work-in-process	3,492	808
Finished goods	97,757	81,728

	$125,390	$86,631

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	April 30,	October 31,
	2007	2006

Prepaid expenses	$29,294	$5,409
Receivable, other	3,691	3,355
Other	306	4,179

	$33,291	$12,943

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following (in thousands):

	April 30,	October 31,
	2007	2006

Computer hardware and software	$11,084	$7,049
Office equipment, furniture and fixtures	4,283	3,972
Machinery and equipment	14,581	5,602
Leasehold improvement	7,244	3,897
Construction in progress	9,918	966
Land	1,633	—
Buildings	5,444	—

Total	54,187	21,486
Accumulated depreciation and amortization	(17,951)	(14,186)

Property, plant and equipment, net	$36,236	$7,300

At each of April 30, 2007 and October 31, 2006, equipment amounting to $1.3 million was capitalized under capital leases. Related accumulated amortization as of April 30, 2007 and October 31, 2006 amounted to $1.3 million and $1.2 million, respectively.

Purchased Intangible Assets, net

Purchased intangible assets subject to amortization consisted of the following (in thousands):

	Gross Carrying Amount			Accumulated Amortization			Net
	October 31,		April 30,	October 31,		April 30,	April 30,	October 31,
	2006	Additions	2007	2006	Additions	2007	2007	2006

Developed technology	$35,164	$133,560	$168,724	$(28,616)	$(17,675)	$(46,291)	$122,433	$6,548
Core technology	14,442	—	14,442	(12,517)	(1,443)	(13,960)	482	1,925
Trade name	22,225	—	22,225	(19,942)	(1,770)	(21,712)	513	2,283
Customer backlog	—	50	50	—	(50)	(50)	—	—
Internal use software	—	5,550	5,550	—	(466)	(466)	5,084	—
Customer relationships	19,314	74,370	93,684	(13,526)	(9,153)	(22,679)	71,005	5,788

	$91,145	$213,530	$304,675	$(74,601)	$(30,557)	$(105,158)	$199,517	$16,544

Amortization of purchased intangibles was allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2007	2006	2007	2006

Included in cost of net revenues	$9,562	$1,419	$19,168	$3,012
Included in operating expenses	6,061	1,159	11,389	2,318

	$15,623	$2,578	$30,557	$5,330

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated future amortization expense of intangible assets recorded as of April 30, 2007 was as follows (in thousands):

	Cost of	Operating
	Revenues	Expenses	Total

2007 (remaining six months)	$18,055	$10,820	$28,875
2008	31,774	27,121	58,895
2009	30,911	21,559	52,470
2010	24,143	12,769	36,912
Thereafter	18,033	4,332	22,365

	$122,916	$76,601	$199,517

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	Six Months Ended	Year Ended
	April 30, 2007	October 31, 2006

Balance, beginning of year	$52,689	$47,260
Additions related to acquisitions	498,055	6,352
Resolution of tax contingencies and adjustments to tax reserves and valuation allowances established in purchase accounting	(1,671)	(923)

Balance, end of period	$549,073	$52,689

Warranty

Activity related to warranty consisted of the following (in thousands):

	Six Months Ended
	April 30,
	2007	2006

Balance, beginning of period	$5,432	$5,243
Warranty charged to cost of net revenues	1,740	1,767
Utilization of warranty	(2,918)	(2,394)
Changes in estimates	43	(47)
Warranty assumed on acquisitions	7,834	—

Balance, end of period	12,131	4,569
Less current portion	(11,461)	(3,826)

Long term portion	$670	$743

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred revenue, net

Deferred revenue, net consisted of the following (in thousands):

	April 30,	October 31,
	2007	2006

Deferred revenue	$48,688	$34,309
Less long term portion	(9,807)	(7,371)

	38,881	26,938
Deferred cost of revenue	(2,706)	(3,371)

Current portion, net	$36,175	$23,567

Other Income (Expense), net

Other income (expense), net consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2007	2006	2007	2006

Refund of foreign customs fees	$—	$—	$—	$288
Foreign currency transaction gains, net	1,995	192	2,126	172
Foreign currency contract losses, net	(1,801)	(113)	(2,014)	(189)
Other, net	(88)	(14)	(143)	(5)

	$106	$65	$(31)	$266

Note 5.	Financing

The Company’s financing consisted of the following (in thousands):

	April 30,	October 31,
	2007	2006

Secured credit facility:
Revolver	$—	$—
Term B loan	498,750	192,780
Capital leases and other	702	109

	499,452	192,889
Less current portion	(5,416)	(1,985)

Long term portion	$494,036	$190,904

Secured Credit Facility

On October 31, 2006, the Company entered into the New Credit Agreement consisting of a Term B Loan facility of $500 million and a revolving credit facility permitting borrowings of up to $40 million. The proceeds from the Term B loan were used to repay all outstanding amounts relating to an existing senior secured credit agreement (“Old Credit Facility”), pay certain transaction costs and partially fund the cash consideration in connection with the acquisition of Lipman on November 1, 2006. As of April 30, 2007, the Company had drawn all $500 million of the Term B Loan.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The New Credit Facility is guaranteed by the Company and certain of its subsidiaries and is secured by collateral including substantially all of the Company’s assets and stock of the Company’s subsidiaries. At April 30, 2007 and October 31, 2006, the interest rates were 7.11% and 7.12% on the Term B Loan and 6.61% and 6.87% on the revolving loan, respectively. The Company pays a commitment fee on the unused portion of the revolving loan under its New Credit Facility at a rate that varies between 0.375% and 0.30% per annum depending upon its consolidated total leverage ratio. At both April 30, 2007 and October 31, 2006, the Company was paying a commitment fee at a rate of 0.30% and 0.375% per annum, respectively. The Company pays a letter of credit fee on the unused portion of any letter of credit issued under the New Credit Facility at a rate that varies between 1.50% and 1.25% per annum depending upon its consolidated total leverage ratio. At April 30, 2007 and October 31, 2006, the Company was subject to a letter of credit fee at a rate of 1.25% and 1.50% per annum, respectively.

At the Company’s option, the revolving loan bears interest at a rate of 1.25% over the three-month LIBOR, which was 5.36% and 5.37% at April 30, 2007 and October 31, 2006, respectively, or 0.25% over the lender’s base rate, which was 8.25% at both April 30, 2007 and October 31, 2006. As of April 30, 2007, the entire $40 million revolving loan was available for borrowing to meet short-term working capital requirements. At the Company’s option, the Term B Loan bears interest at a rate of 1.75% over the three-month LIBOR or 0.75% over the base rate.

Interest payments are generally paid quarterly but can be based on one, two, three or six month periods. The lender’s base rate is the greater of the Fed Funds rate plus 50 basis points or the JPMorgan prime rate. The respective maturity dates on the components of the New Credit Facility are October 31, 2014 for the revolving loan and October 31, 2015 for the Term B Loan. Payments on the Term B Loan are due in equal quarterly installments of $1.2 million over the seven-year term on the last business day of each calendar quarter with the balance due on maturity.

The terms of the New Credit Facility require the Company to comply with financial covenants, including maintaining leverage and fixed charge coverage ratios at the end of each fiscal quarter, obtaining protection against fluctuation in interest rates, and limits on annual capital expenditure levels. As of April 30, 2007, the Company was required to maintain a total leverage ratio of not greater than 4.0 to 1.0 and a fixed charge coverage ratio of at least 2.0 to 1.0. Total leverage ratio is equal to total debt less cash as of the end of a reporting fiscal quarter divided by the consolidated EBITDA for the most recent four consecutive fiscal quarters. Some of the financial covenants become more restrictive over the term of the New Credit Facility. Noncompliance with any of the financial covenants without cure or waiver would constitute an event of default under the New Credit Facility. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of repayment of the principal and interest outstanding and a termination of the revolving loan. The New Credit Facility also contains non-financial covenants that restrict some of the Company’s activities, including its ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in specified transactions with affiliates. The terms of the New Credit Facility permit prepayments of principal and require prepayments of principal upon the occurrence of certain events including among others, the receipt of proceeds from the sale of assets, the receipt of excess cash flow as defined, and the receipt of proceeds of certain debt issues. The New Credit Facility also contains customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, subject to specified grace periods, breach of specified covenants change in control and material inaccuracy of representations and warranties. The Company was in compliance with its financial and non-financial covenants as of April 30, 2007.

Note 6.	Restructuring Charges

In connection with the acquisition of VeriFone, Inc. by the Company on July 1, 2002, the Company assumed the liability for a restructuring plan (fiscal 2002 restructuring plan). The remaining accrued restructuring balance represents primarily future facilities lease obligations, net of estimated future sublease income, which are expected to be paid through mid-2008. The payment of the restructuring costs for the International segment was zero for both

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

six months ended April 30, 2007 and 2006, respectively. The Company paid restructuring costs of $177,000 and $361,000 for the six months ended April 30, 2007 and 2006, respectively, in the North America segment. As of April 30, 2007, the Company had a liability of $54,000 and $64,000 for the North America segment and International segment, respectively.

Activities related to the fiscal 2002 restructuring plan are as follows (in thousands):

				Short Term	Long Term
	Facilities	Other	Total	Portion	Portion

Balance at October 31, 2006	$486	$60	$546	$503	$43
Additions	(253)	2	(251)	(240)	(11)
Cash payments	(177)	—	(177)	(177)	—

Balance at April 30, 2007	$56	$62	$118	$86	$32

				Short Term	Long Term
	Facilities	Other	Total	Portion	Portion

Balance at October 31, 2005	$1,200	$60	$1,260	$765	$495
Additions	—	7	7	360	(353)
Cash payments	(353)	(8)	(361)	(361)	—

Balance at April 30, 2006	$847	$59	$906	$764	$142

In connection with the acquisition of the assets of the GO Software business on March 1, 2005, the Company accrued in the purchase price allocation $313,000 of restructuring costs related to the integration of GO Software’s Savannah helpdesk facility with the Company’s helpdesk facility in Clearwater, Florida, of which $269,000 has been paid as of both April 30, 2007 and October 31, 2006.

In the first quarter of fiscal 2006, the Company implemented a restructuring plan that established Singapore supply chain operations to leverage a favorable tax environment and manufacturing operations in the Asia Pacific region (fiscal 2006 restructuring plan). For the six months ended April 30, 2007, the Company incurred and paid restructuring costs of $1,000 and $7,000, respectively, in the North America segment. For the six months ended April 30, 2006, the Company incurred and paid restructuring costs of $546,000 and $389,000, respectively, in severance related expenses for employees.

Activities related to the fiscal 2006 restructuring plan are as follows (in thousands):

		Short Term	Long Term
	Severance	Portion	Portion

Balance at October 31, 2006	$8	$8	$—
Additions	(1)	(1)	—
Cash payments	(7)	(7)	—

Balance at April 30, 2007	$—	$—	$—

		Short Term	Long Term
	Severance	Portion	Portion

Balance at October 31, 2005	$—	$—	$—
Additions	546	546	—
Cash payments	(389)	(389)	—

Balance at April 30, 2006	$157	$157	$—

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the fourth quarter of fiscal 2006, the Company completed the acquisition of PayWare. During the first six months of fiscal 2007, the Company completed its restructuring plan and accrued additional restructuring costs related to reduction in workforce and future facilities lease obligation of $717,000, which were included in the purchase price allocation of PayWare. The payment of the restructuring costs for the International segment was $2.2 million for the six months ended April 30, 2007.

Activities related to the PayWare acquisition restructuring plan are as follows (in thousands):

					Short Term	Long Term
	Severance	Facilities	Other	Total	Portion	Portion

Balance at October 31, 2006	$1,234	$1,098	$76	$2,408	$2,408	$—
Additions	600	154	105	859	859	—
Cash payments	(1,834)	(307)	(181)	(2,322)	(2,322)	—

Balance at April 30, 2007	$—	$945	$—	$945	$945	$—

In the first quarter of 2007, the Company implemented a restructuring plan that included reductions in workforce of employees in the United States, China, Hong Kong, Mexico and the Philippines with an expected cost of $874,000. The Company incurred $1.4 million and paid restructuring costs of $1.0 million in the North America segment for the six months ended April 30, 2007. For the six months ended April 30, 2007, the Company incurred $60,000 and paid restructuring costs $59,000, respectively, in the International segment.

Activities related to the fiscal 2007 restructuring plan are as follows (in thousands):

					Short Term	Long Term
	Severance	Facilities	Other	Total	Portion	Portion

Balance at October 31, 2006	$—	$—	$—	$—	$—	$—
Additions	1,423	10	3	1,436	1,436	—
Cash payments	(1,056)	(10)	(3)	(1,069)	(1,069)	—

Balance at April 30, 2007	$367	$—	$—	$367	$367	$—

In the first quarter of fiscal 2007, the Company completed the acquisition of Lipman and began formulating a restructure plan which is expected to be completed by the end of the fiscal year. For those portions of the plan completed during the six months ended April 30, 2007, the Company accrued into the purchase price allocation restructuring costs related to reduction in workforce and future facilities lease obligation of $5.9 million. The payment of the restructuring costs for the International segment was $3.1 million for the six months ended April 30, 2007.

Activities related to the Lipman acquisition restructuring plan are as follows (in thousands):

					Short Term	Long Term
	Severance	Facilities	Other	Total	Portion	Portion

Balance at October 31, 2006	$—	$—	$—	$—	$—	$—
Additions	2,526	2,970	48	5,544	3,049	2,495
Cash payments	(1,278)	—	(23)	(1,301)	(1,301)	—

Balance at January 31, 2007	$1,248	$2,970	$25	$4,243	$1,748	$2,495
Additions	531	0	150	681	681	—
Cash payments	(427)	(2,955)	(175)	(3,557)	(1,062)	(2,495)

Balance at April 30, 2007	$1,352	$15	$—	$1,367	$1,367	$—

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Commitments and Contingencies

The Company leases certain real and personal property under non-cancelable operating leases. Additionally, the Company subleases certain real property to third parties. Future minimum lease payments and sublease rental income under these leases as of April 30, 2007 were as follows (in thousands):

	Minimum Lease	Sublease Rental	Net Minimum
	Payments	Income	Lease Payments

Fiscal Year
Remainder of 2007	$4,633	$68	$4,565
2008	7,839	137	7,702
2009	5,877	89	5,788
2010	5,271	4	5,267
2011	4,150	—	4,150
Thereafter	14,348	—	14,348

	$42,118	$298	$41,820

Certain leases require the Company to pay property taxes, insurance and routine maintenance, and include rent escalation clauses and options to extend the term of certain leases. Rent expense was approximately $3.3 million and $6.2 million for the three and six months ended April 30, 2007, respectively, compared to $2.3 million and $4.4 million for the comparable periods in fiscal 2006. Sublease rental income was approximately $52,000 and $122,000 for the three and six months ended April 30, 2007, respectively, compared to $73,000 and $144,000 for the comparable periods in fiscal 2006.

Manufacturing Agreements

The Company works on a purchase order basis with third-party contract manufacturers with facilities in China, Singapore and Brazil to manufacture substantially all of the Company’s inventories. The Company issues a forecast to the third-party contract manufacturers and subsequently agrees to a build schedule to drive component material purchases and capacity planning. In conjunction with this, the Company issues a combination of purchase order and written direction to drive manufacturing activity for finished goods product. The Company provides each manufacturer with a purchase order on a monthly basis to cover the following month’s manufacturing requirements, which constitutes a binding commitment by the Company to purchase materials produced by the manufacturer as specified in the purchase order. The total amount of purchase commitments as of April 30, 2007 and October 31, 2006 was approximately $38.1 million and $17.9 million, respectively, and are generally paid within one year. Of this amount, $2.5 million and $1.4 million has been recorded in other current liabilities in the accompanying consolidated balance sheets as of April 30, 2007 and October 31, 2006, respectively, because the commitment may not have future value to the Company.

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

One of the Company’s Brazilian subsidiaries has been notified of a tax assessment regarding Brazilian state value added tax (“VAT”), for the periods from January 2000 to December 2001 that relates to products supplied to the Company by a contract manufacturer. The assessment relates to an asserted deficiency of 7.7 million Brazilian reais (approximately $3.8 million) including interest and penalties. The tax assessment was based on a clerical error in which the Company’s Brazilian subsidiary omitted the required tax exemption number on its invoices. Management does not expect that the Company will ultimately incur a material liability in respect of this assessment, because they believe, based in part on advice of the Company’s Brazilian tax counsel, that the Company is likely to prevail in the proceedings relating to this assessment. On May 25, 2005, the Company had an administrative hearing with respect to this audit. Management expects to receive the decision of the administrative body sometime in 2007. In the event the Company receives an adverse ruling from the administrative body, the Company will decide whether or not to appeal and would reexamine the determination as to whether an accrual is necessary. It is currently uncertain what impact this state tax examination may have with respect to the Company’s use of a corresponding exemption to reduce the Brazilian federal VAT.

Two of the Company’s Brazilian subsidiaries that were acquired as a part of the Lipman acquisition have been notified of tax assessments regarding Brazilian customs penalties that relate to alleged infractions in the importation of goods. The assessments were issued in the City of Vitória and the State of São Paulo and relate to an asserted deficiency of a total of 24.9 million Brazilian reais (approximately $12.4 million) excluding interest. The tax authorities allege that the structure used for the importation of goods was simulated with the objective to hide the real seller and buyer of the imported goods and that the simulation was created through a fraudulent interposition of parties.

In the Vitória tax assessment, the fines were reduced on a first level administrative decision on January 26, 2007. The proceeding has been remitted to the Taxpayers Council to adjudicate the appeal of the first level administrative decision filed by the tax authorities. The Company also appealed the first level administrative decision on February 26, 2007. In this appeal, the Company argued that the tax authorities did not have enough evidence to determine that the import transactions were indeed fraudulent and that, even if there were some irregularities in such importations, they could not be deemed to be the Company’s responsibility since all the transactions were performed by the third party importer of the goods. Management expects to receive the decision of the Taxpayers Council sometime in 2007. In the event the Company receives an adverse ruling from the administrative body, the Company will decide whether or not to appeal to the judicial level. Based on the Company’s current understanding of the underlying facts, the Company believes that it is probable that its Brazilian subsidiary will be required to pay some amount of fines. The Company believes the ultimate payment will be in the range of the amount requested by the government of 4.7 million Brazilian reais (approximately $2.34 million) and the amount determined after the first level administrative decision of 1.5 million Brazilian reais (approximately $747,000). Since no amount within the range is a better estimate than any other amount, the Company does not believe that there is an amount to accrue that is more likely within that range. Accordingly, the Company has accrued 1.5 million Brazilian reais (approximately $747,000).

The São Paulo tax assessment is pending first administrative level decision, which may maintain the total fine imposed or reduce it (as happened in the Vitória tax assessment). In the event the Company receives an adverse ruling from the administrative body, the Company will also decide whether or not to appeal in the administrative level to the Taxpayers Council. Based on the Company’s current understanding of the underlying facts, the

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company believes that, although it is possible that the amount claimed may be reduced at the administrative level, it is probable that its Brazilian subsidiary will be required to pay some amount of fines. Until the first administrative level decision is rendered, the Company is not able to estimate the range of possible fines.

On December 11, 2006, the Company received a civil investigative demand from the U.S. Department of Justice regarding an investigation into its acquisition of Lipman which requests certain documents and other information, principally with respect to the companies’ integration plans and communications prior to the completion of this acquisition. The Company is producing documents in response to this request, but cannot predict what actions, if any, will result from this investigation.

Note 8.	Comprehensive Income (Loss)

The components of comprehensive income were as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2007	2006	2007	2006

Net income	$4,859	$15,036	$3,875	$28,830
Foreign currency translation adjustments, net of tax	(2,043)	231	(1,381)	318
Unrecognized gain (loss) on interest rate hedges, net of tax	(4)	25	(23)	52
Unrealized gain (loss) on marketable securities, net of tax	—	—	(1)	1

Comprehensive income	$2,812	$15,292	$2,470	$29,201

The components of accumulated other comprehensive income consisted of the following (in thousands):

	April 30,	October 31,
	2007	2006

Foreign currency translation adjustments, net of tax of $2,460 and $1,068	$(378)	$1,003
Unrecognized loss on interest rate hedges, net of tax of $44 and $29	(69)	(46)
Unrealized gain on marketable securities, net of tax of zero and $1	—	1

Accumulated other comprehensive income (loss)	$(447)	$958

Note 9.	Stockholders’ Equity

Common and Preferred Stock

The Company has authorized 100,000,000 shares of Common Stock, par value $0.01 per share, and 10,000,000 shares of Preferred Stock, par value $0.01 per share. The board of directors has the authority to issue the undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. The holder of each share of Common Stock has the right to one vote. As of April 30, 2007 and October 31, 2006, there were no shares of Preferred Stock outstanding and there were 82,849,870 and 68,148,245 shares of Common Stock outstanding, respectively.

On November 1, 2006, the Company completed its acquisition of Lipman. As part of the acquisition consideration, the Company issued 13,462,474 shares of its common stock. See Note 3 of Notes to Condensed Consolidated Financial Statements for additional information.

Restricted Common Stock

The Company has a right to repurchase shares of Common Stock sold to the Company’s Chief Executive Officer (the “CEO”) at the original sale price, $0.0333 per share, in the event the CEO ceases to be employed by the

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company or any of its subsidiaries. This right lapses at a rate of 20% of the original 3,910,428 shares per year. Upon the sale of the Company, any remaining unvested shares will become vested. At April 30, 2007, 782,085 shares of Common Stock issued to the CEO remained subject to this repurchase right which will lapse in July 2007.

The Company had a right to repurchase shares of Common Stock sold to certain executives of the Company pursuant to the Company’s 2002 Securities Purchase Plan at the lesser of the original sale price, $0.0333 per share, or the fair value on the date of separation in the event that the executive ceases to be employed by the Company or any of its subsidiaries. This right lapses at a rate of 20% of the original 1,929,145 shares per year. Upon the sale of the Company, all remaining unvested shares will become vested. At April 30, 2007, 218,985 shares of Common Stock remained subject to this repurchase right which will lapse in July 2007.

Stock Option Plans

As of April 30, 2007, the Company had a total of 7,879,500 stock options outstanding with a weighted average exercise price of $23.12 per share. The number of shares that remained available for future grants was 3,826,355 as of April 30, 2007.

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

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Shares	Average	Contractual	Intrinsic
	Under	Exercise	Term	Value
	Option	Price	(Years)	(thousands)

Balance at November 1, 2006	898,062	$4.22
Exercised	(202,285)	3.17
Cancelled	(5,605)	4.57

Balance at April 30, 2007	690,172	4.53	7.06	$21,231

Vested or expected to vest at April 30, 2007	594,652	$4.53	7.06	$18,293

Exercisable at April 30, 2007	320,617	$4.26	6.04	$9,948

The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The total intrinsic value of options exercised during the six months ended April 30, 2007 was $6.8 million.

As of April 30, 2007, pursuant to SFAS 123(R) there was $864,716 of total unrecognized compensation cost related to non-vested shared based compensation arrangements granted under the New Founders’ Plan. The cost is expected to be recognized over a remaining weighted average period of 1.5 years.

Outside Directors’ Stock Option Plan

In January 2005, the Company adopted the Outside Directors’ Stock Option Plan (the “Directors’ Plan”) for members of the Board of Directors of the Company who are not employees of the Company or representatives of

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

major stockholders of the Company. A total of 225,000 shares of the Company’s Common Stock had been reserved for issuance under the Directors’ Plan. The Company will no longer grant options under Directors’ Plan and will retire any options cancelled hereafter. Option grants for members of the Board of Directors of the Company who are not employees of the Company or representatives of major stockholders of the Company will be covered under the 2006 Equity Incentive Plan.

The following table summarizes option activity under the Directors’ Plan during the six months ended April 30, 2007:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Shares	Average	Contractual	Intrinsic
	Under	Exercise	Term	Value
	Option	Price	(Years)	(thousands)

Balance at November 1, 2006	90,000	$10.00
Exercised	(16,875)	10.00
Cancelled	—	—

Balance at April 30, 2007	73,125	10.00	4.73	$1,849

Vested or expected to vest at April 30, 2007	73,125	$10.00	4.73	$1,849

Exercisable at April 30, 2007	31,875	$10.00	4.74	$806

The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

As of April 30, 2007, pursuant to SFAS 123(R) there was $237,978 of total unrecognized compensation cost related to non-vested shared-based compensation arrangements granted under the Directors’ Plan. The cost is expected to be recognized over a remaining weighted average period of 1.7 years.

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

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes option activity under the EIP Plan during the six months ended April 30, 2007:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Shares	Average	Contractual	Intrinsic
	Under	Exercise	Term	Value
	Option	Price	(Years)	(thousands)

Balance at November 1, 2006	1,878,801	$12.13
Exercised	(278,674)	11.24
Cancelled	(43,101)	11.31

Balance at April 30, 2007	1,557,026	12.31	5.08	$35,775

Vested or expected to vest at April 30, 2007	1,325,652	$12.31	5.08	$30,459

Exercisable at April 30, 2007	412,716	$12.55	5.08	$9,384

The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The total intrinsic value of options exercised during the six months ended April 30, 2007 was $7.1 million.

As of April 30, 2007, pursuant to SFAS 123(R), there was $7.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the EIP Plan. The cost is expected to be recognized over a remaining weighted average period of 2.2 years.

2006 Equity Incentive Plan

On March 22, 2006, the stockholders of VeriFone approved the 2006 Equity Incentive Plan (the “2006 Plan”) for officers, directors, employees and consultants of the Company. A total of 9,000,000 shares of the Company’s Common Stock have been reserved for issuance under the 2006 Plan. Awards are granted with an exercise price equal to the market price of the Company’s Common Stock at the date of grant except for restricted stock units (RSUs). Those awards generally vest over a period of four years from the date of grant and have a maximum term of seven years. Any shares granted as stock options and stock appreciation rights shall be counted as one share for every share granted. Any awards granted other than stock options or stock appreciation rights are counted, for the purpose of the number of shares issuable under the 2006 Plan, as 1.75 shares for every share granted.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes option activity under the 2006 Plan during the six months ended April 30, 2007:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(Years)	(thousands)

Balance at November 1, 2006	2,367,795	$29.10
Granted	1,069,000	34.99
Exercised	(5,125)	29.23
Cancelled	(158,150)	31.41

Balance at April 30, 2007	3,273,520	30.91	6.31	$14,330

Vested or expected to vest at April 30, 2007	3,137,996	$30.91	6.31	$13,736

Exercisable at April 30, 2007	137,148	$28.94	5.90	$871

The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The weighted average grant date fair value of options granted during the six months ended April 30, 2007 was $10.04 per share.

As of April 30, 2007, pursuant to SFAS 123(R), there was $26.7 million of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the 2006 Plan. The cost is expected to be recognized over the remaining weighted average period of 3.4 years.

In March 2006, September 2006 and January 2007, the Company issued 90,000, 80,000 and 12,000, respectively, RSUs to its executive officers and key employees with zero value exercise price. Twenty-five percent of these awards shall vest one year from the date of grant and 1/16th vest quarterly thereafter. The fair value of the RSUs granted is the stock price on March 22, 2006, September 12, 2006 and January 3, 2007 of $28.86, $27.50 and $35.45, respectively. As of April 30, 2007, 182,000 RSUs are vested or are expected to vest, with an aggregate intrinsic value of $6.4 million. Pursuant to SFAS 123(R), there was $4.1 million of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be recognized over the remaining weighted average period of 3.4 years.

In January 2007, the Company made an award of up to 900,000 RSUs to the Company’s CEO. These RSUs may vest in three tranches over a four year period based upon annual growth in the Company’s net income as adjusted per share and its share price. The RSUs are allocated between “performance units” related to achievement of net income as adjusted targets, and “market units” related to achievement of net income as adjusted targets and the performance of the Company’s stock. The performance RSUs are earned in three annual tranches of up to 200,000 each in the event that the Company meets or exceeds specified annual increases in net income per share, as adjusted, for fiscal years 2007, 2008 and 2009, based on a target of 20% annual increases. In addition, in each of the three years, the CEO may earn a further 100,000 RSUs if the Company achieves both the targeted improvement in net income as adjusted per share results and there is a corresponding improvement in the Company’s share price, with a final target of $62.20, following fiscal 2009. Each year’s RSUs will not vest until the end of the fiscal year following the year for which the specified target is met.

The 2007 performance RSUs of 200,000 have a fair value of $35.75 per share. The Company used a Monte Carlo simulation model to calculate the $15.74 per unit fair value of the 100,000 market RSUs. Pursuant to SFAS 123(R), there was $7.2 million of total unrecognized compensation cost related to non-vested restricted stock units. The cost is expected to be recognized over the remaining vesting period of 18 months. The compensation for

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the 2007 RSUs is being recognized over the period from January 2007 through October 2008. Since the financial targets for the 2008 and 2009 tranches have not yet been determined, no measurement date has occurred. When all the factors for measurements are determined, the Company will value the 2007 and 2008 tranches, respectively. Since these shares are contingently issuable, they are excluded from the earnings per share calculation.

Lipman Plans

As part of the acquisition of Lipman on November 1, 2006, VeriFone assumed all of Lipman’s outstanding options. The Company will no longer grant options under the Lipman Plans. The following table summarizes option activity under the Lipman Electronic Engineering, Ltd. Plans (Lipman Plans) during the six months ended April 30, 2007:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(Years)	(thousands)

Options assumed on acquisition of Lipman on
November 1, 2006	3,372,527	$24.47
Exercised	(736,192)	$20.06
Cancelled	(350,678)	28.28

Balance at April 30, 2007	2,285,657	25.34	6.06	$22,748

Vested or expected to vest at April 30, 2007	2,057,777	$25.34	6.06	$18,400

Exercisable at April 30, 2007	674,166	$20.52	3.17	$9,958

The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

As of April 30, 2007, pursuant to SFAS 123(R), there was $16.8 million of total unrecognized compensation cost related to non-vested shared based compensation arrangements granted under the Lipman Plan. The cost is expected to be recognized over remaining weighted average period of 2.5 years.

The total cash received from employees as a result of employee stock option exercises under all plans for the six months ended April 30, 2007 was approximately $26.6 million. In connection with these exercises, the tax benefits realized by the Company and credited to equity for the six months ended April 30, 2007 were $2.4 million.

The Company estimates the grant-date fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123(R)and SEC Staff Accounting Bulletin No. 107, “Share-Based Payment.” Expected volatility of the stock is based on the Company’s peer group in the industry in which it does business because the Company does not have sufficient historical volatility data for its own stock. The expected term of options granted is estimated by the Company considering vesting periods and historical trends within the Company’s equity plans and represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the options used in the Black-Scholes valuation model. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under SFAS 123(R).

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each stock option and stock purchase right was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2007	2006	2007	2006

Expected term of the options	2 years	3 years	2 years	3 years
Risk-free interest rate	4.6%	4.8%	4.8%	4.7%
Expected stock price volatility	40%	41%	41%	45%
Expected dividend rate	0.0%	0.0%	0.0%	0.0%

The following table presents the stock compensation expense recognized in accordance with SFAS 123(R) during the six months ended April 30, 2007 and 2006 (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2007	2006	2007	2006

Cost of net revenues	$1,191	$162	$1,964	$315
Research and development	1,887	210	3,036	390
Sales and marketing	2,004	409	3,495	740
General and administrative	5,919	408	9,982	667

	$11,001	$1,189	$18,477	$2,112

The following table presents the stock compensation expense recognized by plan in accordance with SFAS 123(R) during the following periods:

	Three Months Ended	Six Months Ended
	April 30,	April 30,
	2007	2007

New Founders’ Stock Option Plan	$146	$239
Executive Plan	16	33
Outside Directors’ Stock Option Plan	34	69
2005 Equity Incentive option Plan	627	1,337
2006 Equity Incentive Plan	3,347	5,577
Lipman Plans	6,831	11,222

	$11,001	$18,477

Note 10.	Segment and Geographic Information

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

The following table sets forth net revenues and operating income for the Company’s segments (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2007	2006	2007	2006

Net revenues:
International	$122,095	$61,845	$251,165	$119,502
North America	96,040	80,466	185,110	157,641
Corporate	(922)	(121)	(2,436)	(323)

Total revenues	$217,213	$142,190	$433,839	$276,820

Operating income:
International	$36,544	$14,066	$74,311	$28,233
North America	$42,057	$31,002	$80,611	$61,505
Corporate	(61,314)	(19,446)	(125,847)	(40,979)

Total operating income	$17,287	$25,622	$29,075	$48,759

The Company’s long-lived assets which consist primarily of property, plant and equipment, net by segment were as follows (in thousands):

	April 30,	October 31,
	2007	2006

International	$21,680	$3,277
North America	19,650	6,270

	$41,330	$9,547

The Company’s goodwill by segment was as follows (in thousands):

	April 30,	October 31,
	2007	2006

International	$503,862	$19,102
North America	45,211	33,587

	$549,073	$52,689

The Company’s total assets by segment were as follows (in thousands):

	April 30,	October 31,
	2007	2006

International	$852,888	$125,681
North America	524,213	327,264

	$1,377,101	$452,945

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s depreciation and amortization expense by segment were as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2007	2006	2007	2006

International	$1,091	$193	$2,464	$352
North America	601	684	1,301	1,299

	$1,692	$877	$3,765	$1,651

Geographic Information

The net revenues by geographic area were as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2007	2006	2007	2006

Europe	$68,975	$26,151	$140,383	$49,200
Latin America	41,497	26,529	82,168	50,445
Asia	11,623	9,165	28,614	19,857
United States	85,656	76,387	165,230	151,424
Canada	9,462	3,958	17,444	5,894

	$217,213	$142,190	$433,839	$276,820

Revenues are allocated to the geographic areas based on the shipping destination of customer orders. Corporate revenues are included in the United States geographic area revenues.

The Company’s long-lived assets exclusive of inter-company accounts were as follows (in thousands):

	April 30,	October 31,
	2007	2006

Europe	$20,306	$2,191
Latin America	678	677
Asia	695	270
United States	19,651	6,409

	$41,330	$9,547

Note 11.	Related-Party Transactions

In June 2004, the Company paid a placement fee of $2,920,000 to GTCR Golder Rauner, L.L.C., the manager of equity funds that are shareholders of the Company, for services related to the Credit Facility acquired from Banc of America Securities and Credit Suisse First Boston. The debt issuance costs were amortized over the term of the related debt. The Company recorded amortization of debt issuance costs related to these costs of $67,000 and $132,000 for the three and six months ended April 30, 2006, respectively, which is included in interest expense, net in the accompanying consolidated statements of operations. On October 31, 2006, the Company entered into a new secured credit facility with a syndicate of financial institutions, led by JPMorgan Chase Bank, N.A. and Lehman Commercial Paper Inc. The proceeds were used to repay the outstanding amounts due from the existing secured credit facility, pay the transaction costs and fund the cash consideration in connection with the merger with Lipman on November 1, 2006. The Company wrote off the remaining balance of unamortized debt issuance cost of the

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit facility acquired from Banc of America Securities and Credit Suisse First Boston in the amount of $6.4 million in October 2006 of which $1.6 million relates to the placement fee with GTCR Golden Rauner, L.L.C.

For the three and six months ended April 30, 2007, the Company recorded sales of $0.8 million and $3.3 million, respectively, from affiliates of related parties which are included in System Solutions net revenues in the accompanying consolidated statements of operations compared to $29,000 and $59,000 for the comparable periods in fiscal 2006.

Note 12.	Income Taxes

The Company recorded provisions for income taxes of $4.5 million and $8.3 million for the three and six months ended April 30, 2007, respectively, compared to $8.4 million and $15.3 million for the three and six months ended April 30, 2006, respectively. The decrease in the provision for income taxes for the three and six months ended April 30, 2007, is primarily attributable to decreases in the Company’s pre-tax income offset by an increase in the Company’s effective tax rate.

The Company’s effective tax rate was 68.3% for the six months ended April 30, 2007 as compared to 34.7% for the six months ended April 30, 2006. The effective tax rate was higher than the expected statutory rate of 35% in the period ended April 30, 2007 due to the impact of an expected increase in the valuation allowance for deferred tax assets for the year ended October 31, 2007. The effective tax rate for the six months ended April 30, 2007 was also impacted by the increase in the valuation allowance associated with the write off of in-process research and development treated as a discrete item in the tax rate calculation in the first quarter of this fiscal year.

Note 13.	Employee Benefit Plans

The Company maintains a defined contribution 401(k) plan that allows eligible employees to contribute up to 60% of their pretax salary up to the maximum allowed under Internal Revenue Service regulations. Discretionary employer matching contributions of $0.5 million and $1.0 million were made to the plan during the three and six months ended April 30, 2007, respectively, compared to $0.5 million and $0.9 million for the comparable periods in fiscal 2006.

Note 14.	Subsequent Events

In May 2007, the Company made an additional investment of $5.0 million in VTS to increase its ownership percentage from 51.0% to 63.2%. In addition, the Company provided VTS with a working capital loan of $1.0 million.

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

When we use the terms “VeriFone,” “we,” “us” and “our” in this item, we mean VeriFone Holdings, Inc., a Delaware corporation, and its consolidated subsidiaries.

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

Our System Solutions consist of point of sale electronic payment devices that run our proprietary and third party operating systems, security and encryption software and certified payment software as well as third party, value-added applications. Our System Solutions are able to process a wide range of payment types including signature and PIN-based debit cards, credit cards, contactless / radio frequency identification, or RFID, cards and tokens, smart cards, pre-paid gift and other stored-value cards, electronic bill payment, check authorization and conversion, signature capture and electronic benefits transfer, or EBT. Our proprietary architecture was the first to enable multiple value-added applications, such as gift card and loyalty card programs, healthcare insurance eligibility and time and attendance tracking, to reside on the same system without requiring recertification when new applications are added to the system. We are an industry leader in multi-application payment system deployments and we believe we have the largest selection of third-party certified value-add applications.

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

Net revenues, which include System Solutions and Services, are summarized in the following table (in thousands, except percentages):

	Three Months Ended April 30,				Six Months Ended April 30,
			Change	Change			Change	Change
	2007	2006	In Dollars	In Percent	2007	2006	In Dollars	In Percent

Systems Solutions	$191,800	$128,136	$63,664	50%	$381,029	$246,821	$134,208	54%
Services	25,413	14,054	11,359	81%	52,810	29,999	22,811	76%

Total	$217,213	$142,190	$75,023	53%	$433,839	$276,820	$157,019	57%

System Solutions

System Solutions net revenues increased $63.7 million, or 50%, to $191.8 million in the quarter ended April 30, 2007, from $128.1 million in the quarter ended April 30, 2006. System Solutions net revenues comprised 88% of total net revenues in the quarter ended April 30, 2007, as compared to 90% in the quarter ended April 30, 2006.

International System Solutions net revenues for the quarter ended April 30, 2007 increased $48.3 million, or 80% to $108.4 million. The increase was largely attributable to growth across emerging economies, in particular the countries of Brazil, Turkey and Eastern Europe, and to a lesser extent Western Europe. Factors driving the emerging economies increase were the addition of the Nurit, Secura and Xplorer product lines, acquired in the Lipman acquisition, and the continued desire of these countries to modernize their infrastructure and improve collection of VAT. In Western Europe, acquisition-related sales in the UK, Spain and Italy were the primary reason for growth. We expect that the proportion of International System Solutions net revenues, relative to North America System Solutions net revenues, will increase at a higher growth rate for at least the next year. In addition, we may experience periodic variations in sales to our International markets.

North America System Solutions net revenues for the quarter ended April 30, 2007 increased $15.4 million, or 23%, to $83.4 million. This increase was primarily attributable to an increase in demand for wireless products due to our customers’ interest in differentiating the service they provide to merchants, and higher sales in Canada, where customers are preparing for a transition to EMV and Interac Chip acceptance. Partially offsetting this increase was a decline in sales for a legacy check processing solution.

System Solutions net revenues increased $134.2 million, or 54%, to $381.0 million in the six months ended April 30, 2007, from $246.8 million in the six months ended April 30, 2006. System Solutions net revenues comprised 88% of total net revenues in the six months ended April 30, 2007, as compared to 89% in the six months ended April 30, 2006.

International System Solutions net revenues for the six months ended April 30, 2007 increased $106.8 million, or 92%, to $222.5 million. The increase was largely attributable to growth across emerging economies, in particular the countries of Brazil, Eastern Europe, Turkey and China, and to a lesser extent Western Europe. Factors driving the emerging economies increase were the addition of the Nurit product line, acquired in the Lipman acquisition, and continued desire of these countries to modernize their infrastructure and improve collection of VAT. In Western Europe, acquisition related sales in the UK, Spain and Italy were the primary reason for growth. We expect that the proportion of International System Solutions net revenues, relative to North America System Solutions net revenues, will increase at a higher growth rate for at least the next year. In addition, we may experience periodic variations in sales to our International markets.

North America System Solutions net revenues for the six months ended April 30, 2007 increased $28.0 million, or 21%, to $159.1 million. This increase was primarily attributable to an increase in demand for wireless products due to our customers’ interest in differentiating the service they provide to merchants, and higher sales in Canada, where customers are preparing for a transition to EMV and Interac Chip acceptance, and growth of multi-lane retail solutions, due to the increasing acceptance of the Mx870 product line. Partially offsetting this increase was a decline in sales for a legacy check processing solution.

Services

Services net revenues increased $11.3 million, or 81%, to $25.4 million in the quarter ended April 30, 2007 from $14.1 million in the quarter ended April 30, 2006. This growth occurred mainly in International Services due to higher growth in maintenance and deployment revenues in Europe and Brazil associated with the acquisition of Lipman. North America revenues were unchanged from the prior year.

Services net revenues increased $22.8 million, or 76%, to $52.8 million in the six months ended April 30, 2007 compared to the same period ended April 30, 2006. This growth occurred entirely in International, while North America had a slight decline. International growth was due to higher growth in maintenance revenues and deployment revenues in Europe and Brazil associated with the acquisition of Lipman. The North America decline was due to lower installations for quick service restaurant customers and lower repairs.

Gross Profit

The following table shows the gross profit for System Solutions and Services (in thousands, except percentages):

	Three Months Ended April 30,				Six Months Ended April 30,
	Amount		Gross Profit Percentage		Amount		Gross Profit Percentage
	2007	2006	2007	2006	2007	2006	2007	2006

Systems Solutions	$77,690	$56,371	40.5%	44.0%	$144,270	$107,941	37.9%	43.7%
Services	12,510	7,028	49.2%	50.0%	27,310	15,060	51.7%	50.2%

Total	$90,200	$63,399	41.5%	44.6%	$171,580	$123,001	39.5%	44.4%

Gross profit on System Solutions, including amortization of purchased core and developed technology assets, increased $21.3 million, or 38%, to $77.7 million in the quarter ended April 30, 2007, from $56.4 million in the quarter ended April 30, 2006. Gross profit on System Solutions represented 40.5% of System Solutions net revenues in the quarter ended April 30, 2007, down from 44.0% in the quarter ended April 30, 2006. Amortization of purchased core and developed technology assets and step-up in inventory fair value was 6.8% of Systems Solutions net revenues in the quarter ended April 30, 2007 compared to 1.1% in the quarter ended April 30, 2006, as a result of the Lipman acquisition. Gross profit percentage increased in International and to a lesser extent North America. This increase was partially offset by a decrease from the higher proportion of International net revenues, which typically carry a lower margin than North American net revenues, and increased Corporate costs. International and North America gross profit percentage increased primarily due to a higher proportion of wireless sales, which typically carry a higher margin than landline sales. Corporate costs are comprised of purchase price variances relating to raw material components, inventory obsolescence, scrap, rework, specific warranty provisions, non-standard freight and over-and-under absorption of materials management and supply chain engineering overhead. Since these costs are generally incurred on a company wide basis, it is impractical to allocate them to either North America or International segments. Corporate cost increases, as a percentage of System Solutions net revenues, resulted from higher obsolescence charges primarily pertaining to variants of standard products produced for a small set of customers or countries.

Gross profit on System Solutions, including amortization of purchased core and developed technology assets, increased $36.3 million, or 34%, to $144.3 million for the six months ended April 30, 2007 from $107.9 million for the six months ended April 30, 2006. Gross profit on System Solutions represented 37.9% of System Solutions net revenues for the six months ended April 30, 2007 down from 43.7% for the six months ended April 30, 2006. Amortization of purchased core and developed technology assets was 8.6% of Systems Solutions net revenues in the six months ended April 30, 2007 compared to 1.2% in the six months ended April 30, 2006, as a result of the Lipman acquisition. Gross profit percentage increased in International and to a lesser extent North America. International and North America gross profit percentage increased primarily due to a higher proportion of wireless sales, which typically carry a higher margin than landline sales. This increase was partially offset by the impact of a higher proportion of International net revenues, which typically carry a lower margin than North American net revenues. Corporate costs, as a percentage of System Solutions revenues, were approximately flat.

Gross profit on Services increased $5.5 million, or 78% to $12.5 million in the quarter ended April 30, 2007, from $7.0 million in the quarter ended April 30, 2006. Gross profit on Services represented 49.2% of Services net revenues in the quarter ended April 30, 2007, as compared to 50.0% in the quarter ended April 30, 2006.

Gross profit on Services increased $12.2 million, or 81%, to $27.3 million for the first six months ended April 30, 2007, from $15.1 million in the same period of fiscal 2006. Gross profit represented 51.7% of Services net revenues in the six months ended April 30, 2007, as compared to 50.2% for the same periods in fiscal 2006. The improvement in gross profit reflects the higher international service gross margins associated with the Lipman and Payware acquisition as compared to historical VeriFone gross margins.

We expect the gross profit percentages, both System Solutions and Services, of our International segment to continue to be lower than the comparable gross profit percentages of our North America segment.

Research and Development Expense

Research and development (“R&D”) expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended April 30,				Six Months Ended April 30,
			Change	Change			Change	Change
	2007	2006	In Dollars	In Percent	2007	2006	In Dollars	In Percent

Research and development	$16,238	$12,221	$4,017	33%	$33,044	$23,628	$9,416	40%
Percentage of net revenues	7.5%	8.6%			7.6%	8.5%

R&D increased $4.0 million, to $16.2 million in the quarter ended April 30, 2007 from $12.2 million in the quarter ended April 30, 2006. The increased expenses were primarily due to $3.4 million of expenses incurred at Lipman entities, $1.7 million due to stock-based compensation and $0.8 million of expenses incurred at Payware entities, all partially offset by $1.4 million expense reduction due to the increased number of projects which have software spending which is required to be capitalized under SFAS 86 in the quarter ended April 30, 2007 as compared to the quarter ended April 30, 2006.

R&D increased $9.4 million to $33.0 million in the six months ended April 30, 2007 compared to the same period ended April 30, 2006. R&D expenses increased primarily due to $7.0 million of expenses incurred at Lipman entities, $2.7 million due to stock-based compensation and $1.5 million of expenses incurred at Payware entities, partially offset by $1.8 million expense reduction due to the increased number of projects which have software spending which is required to be capitalized under SFAS 86 in the six months ended April 30, 2007 as compared to the six months ended April 30, 2006.

We expect R&D expenses to decline slightly over the next several quarters as a percent of sales. The decline is anticipated since Lipman R&D expenses have historically been lower than VeriFone R&D expenses and we expect the combination of the two companies’ R&D operations to yield efficiencies.

Sales and Marketing Expense

Sales and marketing expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended April 30,				Six Months Ended April 30,
			Change	Change			Change	Change
	2007	2006	In Dollars	In Percent	2007	2006	In Dollars	In Percent

Sales and marketing	$23,323	$14,404	$8,919	62%	$45,846	$28,605	$17,241	60%
Percentage of net revenues	10.7%	10.1%			10.6%	10.3%

Sales and marketing expenses increased $8.9 million, to $23.3 million in the quarter ended April 30, 2007 from $14.4 million in the quarter ended April 30, 2006. The higher expenses, due primarily to the acquisitions of Lipman and Payware, included $3.6 million of increased personnel costs, $1.6 million of increased stock-based compensation, $1.5 million of increased outside services, and $0.8 million of increased marketing communication expenses.

Sales and marketing expenses increased $17.2 million to $45.8 million for the first six months ended April 30, 2007 compared to the same period ended April 30, 2006. The higher expenses, due primarily to the acquisitions of Lipman and Payware, included $7.4 million of increased personnel costs, $2.8 million of increased stock-based compensation, $2.7 million of increased outside services, and $1.6 million of increased marketing communication expenses.

We expect sales and marketing expenses to continue to decline slightly as a percentage of net revenues, for the foreseeable future, as over time the higher revenues of the combined companies are expected to generate economies of scale in our distribution channels.

General and Administrative Expense

General and administrative expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended April 30,				Six Months Ended April 30,
			Change	Change			Change	Change
	2007	2006	In Dollars	In Percent	2007	2006	In Dollars	In Percent

General and administrative	$27,181	$9,993	$17,188	172%	$45,586	$19,691	$25,895	132%
Percentage of net revenues	12.5%	7.0%			10.5%	7.1%

General and administrative expenses increased $17.2 million, to $27.2 million in the quarter ended April 30, 2007 from $10.0 million in the quarter ended April 30, 2006. The higher expenses were primarily due to the acquisition of Lipman and Payware and included $6.6 million of consulting and legal integration expenses supporting a review of the operational controls of former Lipman entities, production of documents in response to the U.S. Department of Justice investigation related to the Lipman acquisition and a $1.0 million charge to terminate a distributor agreement where there was a channel conflict between Lipman and VeriFone. In addition, we incurred $5.5 million of increased stock-based compensation and $3.4 million of increased personnel expenses.

General and administrative expenses in the first six months ended April 30, 2007 increased $25.9 million, to $45.6 million compared to the same period ended April 30, 2006. The higher expenses were primarily due to the acquisition of Lipman and Payware and included $9.3 million of increased stock-based compensation, $7.7 million of integration expenses relating to the acquisition of Lipman and restructuring charges in VeriFone entities, including the $1.0 million termination charge described above, $5.1 million of increased personnel costs, $0.7 million of increased D&O insurance and $0.5 million of increased legal expenses.

For the next several quarters, we expect general and administrative expenses as a percentage of net revenues to decline as expenses associated with the integration of Lipman diminish over time.

IPR&D

We recognized in-process research and development expense of $6.6 million during the six months ended April 31, 2007 in connection with our Lipman acquisition. The products considered to be in-process research and were in our consumer-activated and countertop communication modules which have subsequently reached technological feasibility.

Consumer-activated systems.  We had two projects involving consumer-activated systems in process. The first involved a new category of PIN pad devices with debit, credit and smart card payment capabilities with interfaces to countertop systems and ECRs. The project was 75% complete at October 31, 2006. The estimated cost of completion at October 31, 2006 was $0.3 million and the expected completion date was December, 2006. The project was completed during the quarter ended January 31, 2007 for approximately the expected cost.

The second project was a new product family of consumer-activated payment systems for multi-lane retailers. New features include a faster processor, more memory, modular design, a signature capture option, Ethernet/USB option and smart card option. The project was in the pilot stage. The estimated cost of completion at October 31, 2006 was less than $0.1 million and was completed at approximately the estimated cost during the quarter ended January 31, 2007.

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

We engaged a third-party valuation firm to assist management in determining the estimated fair value of these in-process research and development projects. We prepared cash flow forecasts for the acquired projects and those forecasts were used by the valuation firm to develop a discounted cash flow model. The discount rate assigned to in-process technologies was 19% with consideration give to the risk associated with these in-process projects.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets increased $4.9 million to $6.1 million in the second quarter of fiscal 2007 compared with $1.2 million in the second quarter of fiscal 2006. For the first six months of fiscal 2007, amortization of purchased intangible assets increased $9.1 million to $11.4 million from $2.3 million for the comparable period in fiscal 2006. The increase for both periods was primarily due to additional purchased intangible assets relating to the acquisition of Lipman, which was completed on November 1, 2006.

Interest Expense

Interest expense of $9.6 million in the second quarter of fiscal 2007 increased from $3.2 million in the second quarter of fiscal 2006. The increase in both periods was primarily attributable to the increase of our Term B Loan due to the completion of our acquisition of Lipman. For the first six months of fiscal 2007, interest expense increased $12.9 million to $19.4 million from $6.5 million for the comparable period in fiscal 2006. The increase in both periods was primarily attributable to the increase of our Term B Loan due to the completion of our acquisition of Lipman.

Interest Income

Interest income of $1.6 million in the second quarter of fiscal 2007 increased from $0.9 million in the second quarter of fiscal 2006. The increase in the three-month period was attributable to higher cash balances in the second quarter of fiscal 2007 relative to the same period in fiscal 2006. For the first six months of fiscal 2007, interest income increased $0.9 million to $2.5 million from $1.6 million for the comparable period in fiscal 2006. The increase in the six-month period was attributable to higher cash balances in the first six months of fiscal 2007 relative to the same period in fiscal 2006.

Other Income (Expense), Net

Other income (expense), net in the second quarter of fiscal 2007 was income of $106,000 resulting primarily from foreign currency gains of $194,000 resulting from the net effects of foreign currency transaction gains, offset partially by currency contract losses. For the first six months of fiscal 2007, other expense, net was $31,000 resulting primarily from currency transaction gains less foreign currency contract losses of $112,000 offset primarily by other miscellaneous expense. Other income, net in the second quarter of fiscal 2006 of $65,000 resulted primarily from $192,000 associated with foreign currency transaction gains. This was partially offset by foreign currency contract losses of $113,000 and loss from our equity accounted investment of $27,000. For the first six months of fiscal 2006, other income, net was $266,000 resulting primarily from $172,000 associated with foreign currency transaction gains and a $288,000 refund associated with an Indian customs appeal resolution. This was partially offset by foreign currency contract losses of $189,000 and loss from our equity accounted investment of $33,000.

Provision for Income Tax

We recorded a provision for income taxes of $4.5 million and $8.3 million for the three and six months ended April 30, 2007, respectively, compared to a provision for income taxes of $8.4 million and $15.3 million for the comparable periods in fiscal 2006. The decreases in the provisions in both periods are primarily attributable to decreases in pre-tax accounting income offset by an increase in the effective tax rate.

The Company’s effective tax rate was 68.3% for the six months ended April 30, 2007 as compared to 34.7% for the six months ended April 30, 2006. The effective tax rate was higher than the expected statutory rate of 35% in the period ended April 30, 2007 due to the impact of an expected increase in the valuation allowance for deferred tax assets for the year ended October 31, 2007. The effective tax rate for the six months ended April 30, 2007 was also impacted by the increase in the valuation allowance associated with the write off of in-process research and development treated as a discrete item in the tax rate calculation in the first quarter of this fiscal year.

As of April 30, 2007, we have recorded $60.9 million of deferred tax assets, net of valuation allowance, the realization of which is dependent on us generating sufficient U.S. and certain foreign taxable income. Although realization is not assured, our management believes that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters when we reevaluate the underlying basis for our estimates of future domestic and certain foreign taxable income.

Segment Information

The following table reconciles segmented net revenues and operating income to totals for the three and six months ended April 30, 2007 and 2006 (in thousands). Corporate net revenues and operating income (loss) reflect amortization of purchased intangible assets, stock-based compensation, in-process research and development expense, and amortization of step ups in the fair value of inventories, property, plant and equipment and deferred net revenues resulting from acquisitions. Corporate income (loss) also reflects the difference between the actual and standard cost of System Solutions net revenues and shared operating costs that benefit both segments, predominately research and development expenses and supply chain management.

	Three Months Ended April 30,				Six Months Ended April 30,
			Change	Change			Change	Change
	2007	2006	In Dollars	In Percent	2007	2006	In Dollars	In Percent

Revenues
International	$122,095	$61,845	$60,250	97%	$251,165	$119,502	$131,663	110%
North America	96,040	80,466	15,574	19%	185,110	157,641	27,469	17%
Corporate	(922)	(121)	(801)	nm	(2,436)	(323)	(2,113)	nm

Total revenues	$217,213	$142,190	$75,023	53%	$433,839	$276,820	$157,019	57%

Operating income:
International	$36,544	$14,066	$22,478	160%	$74,311	$28,233	$46,078	163%
North America	42,057	31,002	11,055	36%	80,611	61,505	19,106	31%
Corporate	(61,314)	(19,446)	(41,868)	215%	(125,847)	(40,979)	(84,868)	207%

Total operating income	$17,287	$25,622	$(8,335)	−33%	$29,075	$48,759	$(19,684)	−40%

Net revenues growth in International for the quarter ended April 30, 2007 as compared to the quarter ended April 30, 2006 was primarily driven by an increase of approximately $48.3 million in System Solutions and $12.0 million in Services net revenues. Net revenues growth in International for the six months ended April 30, 2007 as compared to the six months ended April 30, 2006 was primarily driven by an increase of approximately $106.8 million in System Solutions and $24.9 million in Services net revenues. See “Results of Operations — Net Revenues.”

Net revenues growth in North America for the quarter ended April 30, 2007 as compared to the quarter ended April 30, 2006 was primarily driven by an increase of approximately $15.4 million in System Solutions. Net revenues growth in North America for the six months ended April 30, 2007 as compared to the six months ended April 30, 2006 was primarily driven by an increase of approximately $28.0 million in System Solutions. See “Results of Operations — Net Revenues.”

The increase in International operating income for the quarter ended April 30, 2007 compared to the quarter ended April 30, 2006 was mainly due to higher revenues and improved gross margins, partially offset by higher operating expenses.

The increase in operating income for North America for the quarter ended April 30, 2007 as compared to the quarter ended April 30, 2006 was mainly due to higher revenue and improved gross margins, partially offset by higher operating expenses. In addition, North America research and development expenses for the quarter ended April 30, 2006 included $1.9 million for projects which have since been broadened in scope and will benefit customers outside the North America segment. As a result, the expenses for these projects for the quarter ended April 30, 2007 are charged to Corporate.

The increase in International operating income for the six months ended April 30, 2007 compared to the six months ended April 30, 2006 was mainly due to increased net revenues and a higher gross profit percentage as a result of higher revenue and improved gross margins, partially offset by higher operating expenses.

The increase in operating income for North America for the six months ended April 30, 2007 as compared to the six months ended April 30, 2006 was mainly due to higher revenue and improved gross margins, partially offset by higher operating expenses. In addition, North America research and development expenses for the six months ended April 30, 2006 included $4.2 million for projects which have since been broadened in scope and will benefit customers outside the North America segment. As a result, the expenses for these projects for the quarter ended April 30, 2007 are charged to Corporate.

The decrease in Corporate operating income for the quarter ended April 30, 2007 was primarily due to higher non-cash acquisition related charges including increases of $13.0 million of amortization of purchased intangible assets, $3.4 million of amortization of step-up in inventory on acquisition, and $0.9 million of amortization of step-down in deferred revenue on acquisition. In addition, stock compensation increased by $9.8 million. Approximately

$1.9 million of engineering expenses were incurred as projects which previously benefited North American in the quarter ended April 30, 2006 were broadened in scope, managed by the Corporate engineering function and charged to Corporate in the quarter ended April 30, 2007.

The decrease in Corporate operating income for the six months ended April 30, 2007 was primarily due to higher non-cash acquisition related charges including increases of $25.2 million of amortization of purchased intangible assets, $13.7 million of amortization of step-up in inventory on acquisition, $6.6 million of in-process research and development charges and $2.4 million of amortization of step-down in deferred revenue on acquisition. In addition, stock compensation increased by $16.4 million. Approximately $4.2 million of engineering expenses for projects which previously benefited North America in the six months ended April 30, 2006 were broadened in scope, managed by the Corporate engineering function and charged to Corporate in the six months ended April 30, 2007.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to service our debt, finance working capital, and to make capital expenditures and investments. At April 30, 2007, our primary sources of liquidity were cash and cash equivalents of $175.8 million and our $40 million unused revolving credit facility.

Cash flow from operations before changes in working capital amounted to $64.6 million. Net income totaled $3.9 million. Non-cash charges of $60.7 million consisted of acquisition related charges of $37.2 million, stock-based compensation expense of $18.5 million and depreciation and amortization of property, plant and equipment, as well as capitalized software and debt issuance cost totaling $5.0 million.

Cash flow from operations due to changes in working capital netted to an outflow of $14.4 million. The main drivers are as follows:

•	A reduction in inventory of $24.5 million. This reduction occurred primarily because the beginning balance of inventory for the period was unusually high because we increased inventory for our initial stocking of inventory for new product releases and as a result of balancing our inventory position to meet the demand changes triggered by the acquisition of Lipman and the recognition of the step-up in inventory valuation associated with the Lipman acquisition of $13.7 million;

•	A reduction in accounts payable of $9.6 million due to the reduction of inventory levels;

•	An increase in deferred revenue of $5.5 million due to an increase in deferred service such as customer support and installations;

•	An increase in accounts receivable of $13.1 million due to higher sales;

•	A decrease in accrued compensation of $2.5 million;

•	An increase in prepaid expenses and other current assets of $18.8 million;

•	A decrease in accrued expenses and other liabilities of $2.6 million; and

•	An increase in tax-related balances including deferred tax liabilities of $5.2 million and income taxes payable of $1.8 million offset by tax benefits from stock-based compensation of $4.7 million.

Investing activities used cash of $290.0 million, primarily due to the acquisition of Lipman, net of cash and cash equivalents acquired, of $270.5 million and a $3.8 million investment in VTS. Additional uses included the purchases of property, plant and equipment totaling $12.5 million and the capitalization of software development costs of $2.9 million.

Financing activities primarily consisted of proceeds from long-term debt (net of costs) of $305.0 million which were used to fund the Lipman acquisition, proceeds of exercises of stock options and other of $18.6 million, and the tax benefit derived from stock-based compensation of $4.7 million.

We believe that we have the financial resources to meet our business requirements for the next twelve months, including capital expenditures, working capital requirements and future strategic investments, and to comply with our financial covenants.

Contractual Obligations

The following table summarizes our contractual obligations as of April 30, 2007 (in thousands):

		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years

Term B loan (including interest)	$725,267	$40,887	$80,497	$79,149	$524,734
Capital lease obligation	41,820	4,565	13,491	9,417	14,347
Operating leases	74	20	54	—	—
Minimum purchase obligations	38,112	38,112	—	—	—

	$805,273	$83,584	$94,042	$88,566	$539,081

Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA), as adjusted

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

A reconciliation of net income, the most directly comparable U.S. GAAP measure, to EBITDA, as adjusted, for the three and six months ended April 30, 2007 and 2006 is as follows (in thousands):

			Six Months Ended
	Three Months Ended April 30,		April 30,
	2007	2006	2007	2006

U.S. GAAP net income	$4,859	$15,036	$3,875	$28,830
Provision for income taxes	4,492	8,381	8,343	15,333
Interest expense excluding acquisition charges	9,057	3,197	18,534	6,476
Interest income	(1,553)	(927)	(2,525)	(1,614)
Depreciation and amortization of property, plant and equipment	1,693	877	3,765	1,651
Amortization of capitalized software	275	323	570	598
Amortization of purchased intangible assets	15,623	2,578	30,557	5,330
Amortization of step-down in deferred revenue on acquisition	922	121	2,436	323
Amortization of step-up in inventory on acquisition	3,429	—	13,732	—
In-process research and development	110	—	6,640	—
Stock-based compensation	11,001	1,189	18,477	2,112
Acquisition related charges and restructuring costs	7,162	—	8,235	—

EBITDA as adjusted	$57,070	$30,775	$112,639	$59,039

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

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. The implementation of SAB 108 did not have a material impact on our consolidated results of operations, financial position or cash flows.

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

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, provided the provisions of SFAS 157 are applied. We are evaluating SFAS 159 and have not yet determined the impact of the adoption, if any, it will have on our consolidated financial statements.

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

Interest Rates

We are exposed to interest rate risk related to our debt, which bears interest based upon the three-month LIBOR rate. We have reduced our exposure to interest rate fluctuations through the purchase of interest rate caps covering a portion of our variable rate debt. In 2006, we purchased two-year interest rate caps for $118,000 with an initial notional amount of $200 million declining to $150 million after one year with an effective date of November 1, 2006 under which we will receive interest payments if the three-month LIBOR rate exceeds 6.5%. Based on effective interest rates at April 30, 2007, a 50 basis point increase in interest rates on our borrowings subject to variable interest rate fluctuations would increase our interest expense by approximately $2.5 million annually.

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

We have entered into foreign currency forward contracts and other arrangements intended to hedge our exposure to adverse fluctuations in exchange rates. As of April 30, 2007, we had no foreign currency forward contracts outstanding. On May 1, 2007, the Company entered into foreign currency forward contracts with aggregate notional amounts of $40.0 million to hedge exposures to non-functional currencies. If we chose not to enter into foreign currency forward contracts to hedge against these exposures and if the hedge currencies were to devalue 5% to 10% against the U.S. dollar, results of operations would include a foreign exchange loss of approximately $2.0 million to $4.0 million.

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

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934) occurred during the second quarter of our fiscal year ended April 30, 2007 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

One of our Brazilian subsidiaries has been notified of a tax assessment regarding Brazilian state value added tax, or VAT, for the periods from January 2000 to December 2001 that relates to products supplied to us by a contract manufacturer. The assessment relates to an asserted deficiency of 7.7 million Brazilian reais (approximately $3.8 million) including interest and penalties. The tax assessment was based on a clerical error in which our Brazilian subsidiary omitted the required tax exemption number on its invoices. Management does not expect that we will ultimately incur a material liability in respect of this assessment, because we believe, based in part on advice of our Brazilian tax counsel, that we are likely to prevail in the proceedings relating to this assessment. On May 25, 2005, we had an administrative hearing with the Brazilian Tax Authority with respect to this audit. Management expects to receive the decision of the administrative judges sometime in 2007. In the event we receive an adverse ruling from the administrative body, we will decide whether or not to appeal and would reexamine the determination as to whether an accrual is necessary. It is currently uncertain what impact this state tax examination may have with respect to our use of a corresponding exemption to reduce the Brazilian federal VAT.

Two of our Brazilian subsidiaries that were acquired as a part of the Lipman acquisition have been notified of tax assessments regarding Brazilian customs penalties that relate to alleged infractions in the importation of goods. The assessments were issued in the City of Vitória and the State of São Paulo and relate to an asserted deficiency of a total of 24.9 million Brazilian reais (approximately $12.4 million) excluding interest. The tax authorities allege that the structure used for the importation of goods was simulated with the objective to hide the real seller and buyer of the imported goods and that the simulation was created through a fraudulent interposition of parties.

In the Vitória tax assessment, the fines were reduced on a first level administrative decision on January 26, 2007. The proceeding has been remitted to the Taxpayers Council to adjudicate the appeal of the first level administrative decision filed by the tax authorities. We also appealed the first level administrative decision on February 26, 2007. In this appeal, we argued that the tax authorities did not have enough evidence to determine that the import transactions were indeed fraudulent and that, even if there were some irregularities in such importations, they could not be deemed to be our responsibility since all the transactions were performed by the third party importer of the goods. Management expects to receive the decision of the Taxpayers Council sometime in 2007. In the event we receive an adverse ruling from the administrative body, we will decide whether or not to appeal to the judicial level. Based on our current understanding of the underlying facts, we believe that it is probable that our Brazilian subsidiary will be required to pay some amount of fines. We believe the ultimate payment will be in the range of the amount requested by the government of 4.7 million Brazilian reais (approximately $2.34 million) and the amount determined after the first level administrative decision of 1.5 million Brazilian reais (approximately $747,000). We do not believe that there is an amount to accrue that is more likely within that range. Accordingly, we have accrued 1.5 million Brazilian reais (approximately $747,000).

The São Paulo tax assessment is pending first administrative level decision, which may maintain the total fine imposed or reduce it (as happened in the Vitória tax assessment). In the event we receive an adverse ruling from the administrative body, we will also decide whether or not to appeal in the administrative level to the Taxpayers Council. Based on our current understanding of the underlying facts, we believe that, although it is possible that the amount claimed may be reduced at the administrative level, it is probable that our Brazilian subsidiary will be required to pay some amount of fines. Until the first administrative level decision is rendered, we are not able to estimate the range of possible fines. As part of our integration activities with respect to the Lipman acquisition, we are reviewing operations in other Lipman entities to ensure that we have in place business and financial controls that are consistent with those we have historically applied to our operations.

On December 11, 2006, we received a civil investigative demand from the U.S. Department of Justice regarding an investigation into our acquisition of Lipman which requests certain documents and other information, principally with respect to the companies’ integration plans and communications prior to the completion of this acquisition. We are producing documents in response to this request, but cannot predict what actions, if any, will result from this investigation.

ITEM 1A.	RISK FACTORS

The following discussion supplements and amends the risk factors previously disclosed as Item 1A in our Annual Report on Form 10-K for the year ended October 31, 2006 which are incorporated herein by reference.

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

Costs associated with the acquisition are difficult to estimate, may be higher than expected and may harm the financial results of the combined company. We have incurred substantial direct expenses associated with the merger, and expect to incur additional costs associated with consolidation and integration of operations. If the total costs of the acquisition exceed estimates or the benefits of the acquisition do not exceed the total costs of the acquisition, our financial results could be adversely affected.

A significant percentage of our business is executed towards the end of our fiscal quarters. This could negatively impact our business and results of operations.

Revenues recognized in our fiscal quarters tend to be back end loaded. This means that sales orders are received and revenue recognized disproportionately towards the end of each fiscal quarter. This back end loading, particularly if it becomes more pronounced, could adversely affect our business and results of operations due to the following factors:

•	the manufacturing processes in our internal manufacturing could become concentrated in a shorter time period. This concentration of manufacturing could increase labor and other manufacturing costs and negatively impact gross margins. The risk of inventory write offs could also increase if we were to hold higher inventory levels to counteract this;

•	the higher concentration of orders may make it difficult to accurately forecast component requirements and, as a result, we could experience a shortage of the components needed for production, possibly delaying shipments and causing lost orders; and

•	if we are unable to fill orders at the end of a quarter, shipments may be delayed. This could cause us to fail to meet our revenue and operating profit expectations for a particular quarter and could increase the fluctuation of quarterly results if shipments are delayed from one fiscal quarter to the next or orders are cancelled by customers.

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

During the three months ended April 30, 2007, 56% of VeriFone’s net revenues were generated outside of North America. We expect our percentage of net revenues generated outside of North America to continue to increase in the coming years. Part of our strategy is to expand our penetration in existing foreign markets and to enter new foreign markets. Our ability to penetrate some international markets may be limited due to different technical standards, protocols or product requirements. Expansion of our International business will require significant management attention and financial resources. Our International net revenues will depend on our continued success in the following areas:

•	securing commercial relationships to help establish our presence in international markets;

•	hiring and training personnel capable of marketing, installing and integrating our solutions, supporting customers and managing operations in foreign countries;

•	localizing our solutions to target the specific needs and preferences of foreign customers, which may differ from our traditional customer base in the United States;

•	building our brand name and awareness of our services among foreign customers; and

•	implementing new systems, procedures and controls to monitor our operations in new markets on a basis consistent with our domestic operations.

In addition, we are subject to risks associated with operating in foreign countries, including:

•	multiple, changing and often inconsistent enforcement of laws and regulations;

•	satisfying local regulatory or industry imposed security or other certification requirements;

•	competition from existing market participants that may have a longer history in and greater familiarity with the foreign markets we enter;

•	tariffs and trade barriers;

•	laws and business practices that favor local competitors;

•	fluctuations in currency exchange rates;

•	extended payment terms and the ability to collect account receivables;

•	economic and political instability in foreign countries;

•	imposition of limitations on conversion of foreign currencies into U.S. dollars or remittance of dividends and other payments by foreign subsidiaries;

•	changes in a specific country’s or region’s political or economic conditions; and

•	greater difficulty in safeguarding intellectual property in areas such as China, Russia and Latin America.

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

A significant portion of our gross finished goods consists of non-PCI compliant products. Due to an upcoming PCI deadline, we must successfully deplete the non-PCI inventory while transitioning customers to PCI products. Our results of operations could suffer if we are unable to manage our inventory and marketing programs to meet this objective.

The major card associations have introduced new security standards to address the growing demand for transaction security. Visa International, MasterCard International and JCB Co., Ltd. continue to cooperate on the development and release of more stringent Payment Card Industry, or PCI, specification and test methods for the certification of electronic payment systems for secure debit transactions. This new set of standards applies wherever Visa, MasterCard, and JCB cards are accepted and must be adhered to by December 31, 2007, which means that we will not be able to sell non-PCI compliant products after this date. A significant portion of our gross finished goods consist of non-PCI compliant products. While we do not believe that we will have a material exposure, if we are not able to successfully deplete this non-PCI inventory, our financial results could be adversely affected.

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

One of our Brazilian subsidiaries has been notified of a tax assessment regarding Brazilian state value added tax, or VAT, for the periods from January 2000 to December 2001 that relates to products supplied to us by a contract manufacturer. The assessment relates to an asserted deficiency of 7.7 million Brazilian reais (approximately $3.8 million) including interest and penalties. The tax assessment was based on a clerical error in which our Brazilian subsidiary omitted the required tax exemption number on its invoices. On May 25, 2005, we had an administrative hearing with respect to this audit. Management expects to receive the decision of the administrative judges sometime in 2007. In the event we receive an adverse ruling from the administrative body, we will decide whether or not to appeal and would reexamine the determination as to whether an accrual is necessary. It is currently uncertain what impact this state tax examination may have with respect to our use of a corresponding exemption to reduce the Brazilian federal VAT.

Two of our Brazilian subsidiaries that were acquired as a part of the Lipman acquisition have been notified of tax assessments regarding Brazilian customs penalties that relate to alleged infractions in the importation of goods. The assessments were issued in the City of Vitória and the State of São Paulo and relate to an asserted deficiency of a total 24.9 million Brazilian reais (approximately $12.4 million) excluding interest. The tax authorities allege that the structure used for the importation of goods was simulated with the objective to hide the real seller and buyer of the imported goods and that the simulation was created through a fraudulent interposition of parties.

In the Vitória tax assessment, the fines were reduced on a first level administrative decision on January 26, 2007. The proceeding has been remitted to the Taxpayers Council to adjudicate the appeal of the first level administrative decision filed by the tax authorities. We also appealed the first level administrative decision on February 26, 2007. In this appeal, we argued that the tax authorities did not have enough evidence to determine that the import transactions were indeed fraudulent and that, even if there were some irregularities in such importations, they could not be deemed to be our responsibility since all the transactions were performed by the third party importer of the goods. Management expects to receive the decision of the Taxpayers Council sometime in 2007. In the event we receive an adverse ruling from the administrative body, we will decide whether or not to appeal to the judicial level. Based on our current understanding of the underlying facts, we believe that it is probable that our Brazilian subsidiary will be required to pay some amount of fines. We believe the ultimate payment will be in the range of the amount requested by the government of 4.7 million Brazilian reais (approximately $2.34 million) and the amount determined after the first level administrative decision of 1.5 million Brazilian reais (approximately $747,000). We do not believe that there is an amount to accrue that is more likely within that range. Accordingly, we have accrued 1.5 million Brazilian reais (approximately $747,000).

The São Paulo tax assessment is pending first administrative level decision, which may maintain the total fine imposed or reduce it (as happened in the Vitória tax assessment). In the event we receive an adverse ruling from the administrative body, we will also decide whether or not to appeal in the administrative level to the Taxpayers Council. Based on our current understanding of the underlying facts, we believe that, although it is possible that the amount claimed may be reduced at the administrative level, it is probable that our Brazilian subsidiary will be required to pay some amount of fines. Until the first administrative level decision is rendered, we are not able to estimate the range of possible fines. As part of our integration activities with respect to the Lipman acquisition, we are reviewing operations in other Lipman entities to ensure that we have in place business and financial controls that are consistent with those we have historically applied to our operations.

On December 11, 2006, we received a civil investigative demand from the U.S. Department of Justice regarding an investigation into our acquisition of Lipman which requests certain documents and other information, principally with respect to the companies’ integration plans and communications prior to the completion of this acquisition. We are producing documents in response to this request, but cannot predict what actions, if any, will result from this investigation.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following is a tabulation of the votes on proposals considered at our annual meeting of stockholders held on March 27, 2007:

1. To elect eight directors to serve on our Board of Directors for one-year term.

	For	Withheld

Douglas G. Bergeron	53,888,382	482,940
Craig A. Bondy	49,518,821	4,852,501
Dr. James C. Castle	54,185,832	185,490
Dr. Leslie G. Denend	51,477,158	2,894,164
Alex W. Hart	54,207,004	164,318
Robert B. Henske	51,477,474	2,893,848
Charles R. Rinehart	54,271,981	99,341
Collin E. Roche	50,616,140	3,755,182

2. To ratify the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending October 31, 2007.

For	54,348,118
Against	12,954
Abstain	10,249

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibits

The following documents are filed as Exhibits to this report:

Exhibit
Number	Description

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: May 31, 2007

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