Form 10-Q
period 2007-07-31
VeriFone Holdings, Inc.
filed 2007-09-07
CIK 1312073

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2007
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

(408) 232-7800
Registrant’s telephone number, including area code:

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

At August 24, 2007, the number of shares outstanding of the registrant’s common stock, $0.01 par value was 83,411,494.

VERIFONE HOLDINGS, INC.
INDEX

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
	2007	2006
	(In thousands, except per share data)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$212,946	$86,564
Accounts receivable, net of allowances of $5,276 and $2,364	183,096	119,839
Inventories	145,398	86,631
Deferred tax assets	20,832	13,267
Prepaid expenses and other current assets	24,911	12,943

Total current assets	587,183	319,244
Property, plant, and equipment	42,857	7,300
Purchased intangible assets, net	180,835	16,544
Goodwill	564,718	52,689
Deferred tax assets	75,493	21,706
Debt issuance costs, net	13,427	10,987
Transaction costs	—	12,350
Other assets	19,742	12,125

Total assets	$1,484,255	$452,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$97,810	$66,685
Income taxes payable	5,489	5,951
Accrued compensation	19,990	16,202
Accrued warranty	9,613	4,902
Current portion of deferred revenue	39,271	23,567
Accrued expenses	6,138	4,752
Accrued transaction costs	—	12,000
Other current liabilities	73,468	13,661
Current portion of long-term debt	5,367	1,985
Restructuring liabilities	2,661	2,963

Total current liabilities	259,807	152,668
Accrued warranty	426	530
Deferred revenue, net of current portion	10,310	7,371
Long-term debt, net of current portion	549,006	190,904
Deferred tax liabilities	70,155	859
Other long-term liabilities	10,692	1,872

Total liabilities	900,396	354,204
Minority interest	3,299	—
Stockholders’ equity:
Preferred stock: 10,000 shares authorized as of July 31, 2007 and October 31, 2006; no shares issued and outstanding as of July 31, 2007 and October 31, 2006	—	—
Common stock: $0.01 par value, 100,000 shares authorized at July 31, 2007 and October 31, 2006; 83,297 and 68,148 shares issued and outstanding as of July 31, 2007 and October 31, 2006	833	682
Additional paid-in-capital	609,384	140,569
Accumulated deficit	(26,154)	(43,468)
Accumulated other comprehensive income (loss)	(3,503)	958

Total stockholders’ equity	580,560	98,741

Total liabilities and stockholders’ equity	$1,484,255	$452,945

See accompanying notes.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
	(In thousands, except per share data)
	(Unaudited)

Net revenues:
System Solutions	$206,216	$131,960	$587,245	$378,781
Services	25,729	15,657	78,539	45,656

Total net revenues	231,945	147,617	665,784	424,437
Cost of net revenues:
System Solutions	116,622	72,704	353,381	211,584
Services	13,312	8,452	38,812	23,391

Total cost of net revenues	129,934	81,156	392,193	234,975

Gross profit	102,011	66,461	273,591	189,462
Operating expenses:
Research and development	15,560	11,726	48,604	35,354
Sales and marketing	23,644	14,181	69,490	42,786
General and administrative	21,134	10,936	66,721	30,627
Amortization of purchased intangible assets	5,167	1,159	16,555	3,477
In-process research and development	—	—	6,640	—

Total operating expenses	65,505	38,002	208,010	112,244

Operating income	36,506	28,459	65,581	77,218
Interest expense	(9,584)	(3,438)	(28,935)	(9,914)
Interest income	2,226	938	4,751	2,552
Other income (expense), net	(4,386)	(195)	(4,417)	71

Income before income taxes	24,762	25,764	36,980	69,927
Provision for income taxes	11,323	9,009	19,666	24,342

Net income	$13,439	$16,755	$17,314	$45,585

Net income per share:
Basic	$0.16	$0.25	$0.21	$0.69

Diluted	$0.16	$0.24	$0.20	$0.66

Weighted average shares used in computing net income per share:
Basic	82,407	66,284	81,699	65,936

Diluted	84,374	69,079	84,507	68,906

See accompanying notes.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	July 31,
	2007	2006
	(In thousands) (Unaudited)

Cash flows from operating activities
Net income	$17,314	$45,585
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of purchased intangibles	45,035	7,560
Depreciation and amortization of property, plant, and equipment	5,814	2,532
Amortization of capitalized software	800	892
In-process research and development	6,640	—
Amortization of interest rate caps	5	236
Amortization of debt issuance costs	1,129	819
Stock-based compensation	25,928	3,798
Non-cash portion of loss on debt extinguishment	4,764	—
Minority interest	(86)	—
Other	(11)	(75)

Net cash provided by operating activities before changes in working capital	107,332	61,347
Changes in operating assets and liabilities:
Accounts receivable, net	(28,211)	(19,097)
Inventories, net	9,772	(40,369)
Deferred tax assets	(5,748)	(2,663)
Prepaid expenses and other current assets	(9,066)	(1,204)
Other assets	(1,618)	(924)
Accounts payable	16,532	15,421
Income taxes payable	1,985	431
Tax benefit from stock-based compensation	(6,891)	(2,666)
Accrued compensation	(4,186)	200
Accrued warranty	(3,538)	(886)
Deferred revenue	10,282	5,509
Deferred tax liabilities	11,050	—
Accrued expenses and other liabilities	(4,448)	(1,460)

Net cash provided by operating activities	93,247	13,639

Cash flows from investing activities
Software development costs capitalized	(4,532)	(1,731)
Purchase of property, plant, and equipment	(21,085)	(2,780)
Purchase of other assets	(500)	(673)
Purchases of marketable securities	—	(125,034)
Sales and maturities of marketable securities	—	127,325
Transaction costs, pending acquisitions	—	(2,497)
Acquisition of businesses, net of cash and cash equivalents acquired	(275,469)	—

Net cash used in investing activities	(301,586)	(5,390)

Cash flows from financing activities
Proceeds from long-term debt, net of costs	613,252	—
Purchase of convertible note hedge	(80,236)	—
Sale of warrants	31,188	—
Repayment of long-term debt	(262,554)	(1,386)
Tax benefit of stock-based compensation	6,891	2,666
Repayments of capital leases	(43)	(125)
Investment by minority interest	1,050	—
Proceeds from exercises of stock options and other	24,565	2,120

Net cash provided by financing activities	334,113	3,275
Effect of foreign currency exchange rate changes on cash	608	1,012

Net increase in cash and cash equivalents	126,382	12,535
Cash and cash equivalents, beginning of period	86,564	65,065

Cash and cash equivalents, end of period	$212,946	$77,601

Supplemental disclosures of cash flow information
Cash paid for interest	$25,369	$9,013

Cash paid for taxes	$13,779	$26,881

Supplemental schedule of non-cash transactions:
Issuance of common stock and stock options for business acquisition	429,692	$—

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

On November 1, 2006, the Company acquired all of the outstanding ordinary shares of Lipman Electronic Engineering Ltd. (“Lipman”). The consideration paid to acquire Lipman was $344.7 million in cash, 13,462,474 shares of common stock of the Company, and assumption of all outstanding Lipman stock options. See Note 3 of Notes to Condensed Consolidated Financial Statements for additional information related to this business combination.

Note 2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of July 31, 2007, the condensed consolidated statements of operations for the three and nine months ended July 31, 2007 and 2006, and the condensed consolidated statements of cash flows for the nine months ended July 31, 2007 and 2006 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and Form 10-Q and Article 10 of Regulation S-X. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of July 31, 2007 and its results of operations for the three and nine months ended July 31, 2007 and 2006, and cash flows for the nine months ended July 31, 2007 and 2006. The results for the interim periods are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending October 31, 2007. The condensed consolidated balance sheet as of October 31, 2006 has been derived from the audited consolidated balance sheet as of that date. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation. The reclassifications did not impact previously reported revenues, total operating expense, operating income, net income, or stockholders’ equity.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on December 18, 2006.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

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

The Company records revenue when all four of the following criteria are met: (i) there is persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured. Cash received in advance of revenue recognition is recorded as deferred revenue.

Net revenues from System Solutions sales to end-users, resellers, value added resellers, and distributors are recognized upon shipment of the product with the following exceptions:

•	if a product is shipped free on board destination, revenue is recognized when the shipment is delivered, or

•	if an acceptance or a contingency clause exists, revenue is recognized upon the earlier of receipt of the acceptance letter or when the clause lapses.

End-users, resellers, value added resellers, and distributors generally have no rights of return, stock rotation rights, or price protection.

The Company’s System Solutions sales include software that is incidental to the electronic payment devices and services included in its sales arrangements.

The Company enters into revenue arrangements for individual products or services. As a System Solutions provider, the Company’s sales arrangements often include support services in addition to electronic payment devices (“multiple deliverables”). These services may include installation, training, consulting, customer support, product maintenance, and/or refurbishment arrangements.

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

For revenue arrangements with multiple deliverables, upon shipment of its electronic payment devices, the Company allocates revenue based on the relative fair value for all remaining undelivered elements and recognizes the residual amount within the arrangement as revenue for the delivered items as prescribed in EITF 00-21. Fair

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value is determined based on the price charged when each element is sold separately and/or the price charged by third parties for similar services.

Net revenues from services such as customer support and product maintenance are initially deferred and then recognized on a straight-line basis over the term of the contract. Net revenues from services such as installations, equipment repairs, refurbishment arrangements, training, and consulting are recognized as the services are rendered.

For software development contracts, the Company recognizes revenue using the completed contract method pursuant to SOP 81-1. During the period of performance of such contracts, billings and costs are accumulated on the balance sheet, but no profit is recorded before completion or substantial completion of the work. The Company uses customers’ acceptance of such products as the specific criteria to determine when such contracts are substantially completed. Provisions for losses on software development contracts are recorded in the period they become evident.

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

Gains and losses realized from transactions, including inter-company balances not considered to be a permanent investment, denominated in currencies other than an entity’s functional currency are included in other income (expense), net in the accompanying condensed consolidated statements of operations.

Concentrations of Credit Risk

Cash is placed on deposit in major financial institutions in the United States and other countries. Such deposits may be in excess of insured limits. Management believes that the financial institutions that hold the Company’s cash are financially sound and, accordingly, minimal credit risk exists with respect to these balances.

The Company invests cash not required for use in operations in high credit quality securities based on its investment policy. The investment policy has restrictions based on credit quality, investment concentration, investment type, and maturity that the Company believes will result in reduced risk of loss of capital. Investments are of a short-term nature and include investments in money market funds and auction rate and corporate debt securities. The Company has reflected the duration of auction rate securities based on their reset feature. Rates on these securities typically reset every 7, 28, or 35 days. The auction rate securities generally have a final maturity extending 15 to 30 years or more.

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

An allowance for doubtful accounts is established with respect to those amounts that the Company has determined to be doubtful of collection using specific identification of doubtful accounts and an aging of receivables analysis based on invoice due dates. Actual collection losses may differ from management’s estimates, and such differences could be material to the Company’s consolidated financial position, results of operations, and cash flows. Uncollectible receivables are written off against the allowance for doubtful accounts when all efforts to collect them have been exhausted and recoveries are recognized when they are received. Generally, accounts receivable are past due 30 days after the invoice date unless special payment terms are provided.

In the three and nine months ended July 31, 2007, no customer accounted for more than 10% of net revenues. In the three and nine months ended July 31, 2006, First Data Corporation and its affiliates, accounted for 16% and 13%, respectively, of net revenues and no other customer accounted for 10% or more of net revenues in either of such periods. At July 31, 2007, no customer accounted for more than 10% of accounts receivable. At October 31, 2006, First Data Corporation and its affiliates accounted for 13% of accounts receivable and no other customer accounted for 10% or more of accounts receivable at that date.

The Company is exposed to credit loss in the event of nonperformance by counterparties to the foreign currency forward contracts used to mitigate the effect of exchange rate changes, the interest rate caps used to mitigate the effect of interest rate changes, and the purchased call option for the Company’s stock related to the senior convertible notes. These counterparties are large international financial institutions and to date, no such counterparty has failed to meet its financial obligations to the Company. The Company does not anticipate nonperformance by these counterparties.

Besides those noted above, the Company had no other off-balance-sheet concentrations of credit risk, such as option contracts or other derivative arrangements, as of July 31, 2007 or October 31, 2006.

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

Fair Value of Financial Instruments

Financial instruments consist principally of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, long-term debt, foreign currency forward contracts, interest rate caps, and the purchased call option with respect to the Company’s own stock. Foreign currency forward contracts and interest rate caps are recorded at fair value. The estimated fair value of cash, accounts receivable, and accounts payable approximates their carrying value due to the short period of time to their maturities. The estimated value of long-term debt related to the Term B loan approximates its carrying value since the rate of interest on the long-term debt adjusts to market rates on a periodic basis. The estimated value of the senior convertible notes approximates their carrying value due to the short time since issuance. The fair value of cash equivalents, marketable securities, foreign currency forward contracts, interest rate caps, and purchased call options are based on quotes from brokers using market prices for those or similar instruments.

Derivative Financial Instruments

The Company uses foreign currency forward contracts to hedge certain existing and anticipated foreign currency denominated transactions. The terms of foreign currency forward contracts used are generally consistent

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with the timing of the foreign currency transactions. Under its foreign currency risk management strategy, the Company utilizes derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. This financial exposure is monitored and managed by the Company as an integral part of its overall risk management program which focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results. The Company has entered into interest rate caps in order to manage its variable interest rate risk on its secured credit facility. The Company has also purchased a call option on its own stock in connection with the issuance of its 1.375% Senior Convertible Notes.

The Company records certain derivatives, namely foreign currency forward contracts and interest rate caps, on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify or are not effective as hedges are recognized currently in earnings. The Company does not use derivative financial instruments for speculative or trading purposes, nor does it hold or issue leveraged derivative financial instruments.

The Company formally documents relationships between hedging instruments and associated hedged items. This documentation includes: identification of the specific foreign currency asset, liability, or forecasted transaction being hedged; the nature of the risk being hedged; the hedge objective; and the method of assessing hedge effectiveness. Hedge effectiveness is formally assessed, both at hedge inception and on an ongoing basis, to determine whether the derivatives used in hedging transactions are highly effective in offsetting changes in foreign currency denominated assets, liabilities, and anticipated cash flow of hedged items. When an anticipated transaction is no longer likely to occur, the corresponding derivative instrument is ineffective as a hedge, and changes in fair value of the instrument are recognized in net income.

The Company’s international sales are generally denominated in currencies other than the U.S. dollar. For sales in currencies other than the U.S. dollar, the volatility of the foreign currency markets represents risk to the Company’s profit margins. The Company defines its exposure as the risk of changes in the functional-currency-equivalent cash flows (generally U.S. dollars) attributable to changes in the related foreign currency exchange rates. From time to time the Company enters into certain foreign currency forward contracts with terms designed to substantially match those of the underlying exposure. The Company does not qualify these foreign currency forward contracts as hedging instruments and, as such, records the changes in the fair value of these derivatives immediately in other income (expense), net in the accompanying condensed consolidated statements of operations. As of July 31, 2007 and October 31, 2006, the Company did not have any outstanding foreign currency forward contracts. On August 1, 2007 the Company entered into foreign currency forward contracts with aggregate notional amounts of $33.2 million to hedge exposures to non-functional currencies. The Company’s foreign currency forward contracts have maturities of 95 days or less.

The Company is exposed to interest rate risk related to a portion of its debt, which bears interest based upon the three-month LIBOR rate. On October 31, 2006, the Company entered into a Credit Agreement (the “New Credit Facility”) with a syndicate of financial institutions, led by J.P. Morgan Chase Bank, N.A. and Lehman Commercial Paper Inc. The New Credit Facility provided by the Credit Agreement consists of a Term B Loan facility of $500 million and a revolving credit facility permitting borrowings of up to $40 million. The Term B Loan was drawn down in its entirety on October 31 and November 1, 2006. Through July 31, 2007, the Company had repaid an aggregate of $262.5 million leaving a loan balance of $237.5 million. Under the New Credit Facility, the Company is required to fix the interest rate through swaps, rate caps, collars, and similar agreements with respect to at least 30% of the outstanding principal amount of all loans and other indebtedness that have floating interest rates.

In May and December 2006, the Company purchased two-year interest rate caps for a total premium of $118,000. The interest rate caps have an initial notional amount of $200 million declining to $150 million after one year under which the Company will receive interest payments if the three-month LIBOR rate exceeds 6.5%. The interest rate caps were purchased to fix the interest rate related to the existing secured credit facility, or any refinancing thereof which is explained in Note 5. The fair value of the interest rate caps as of July 31, 2007 was $6,000 which was recorded in prepaid expenses and other current assets in the condensed consolidated balance

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sheets, with the related $107,000 unrealized loss recorded as a component of accumulated other comprehensive income, net of a $42,000 tax benefit.

For the three and nine months ended July 31, 2006, the Company received payments of $157,000 and $269,000, respectively, as a result of the three-month LIBOR rate on its previous Term B Loan exceeding the cap rate which amounts were recorded as offsets to interest expense in the condensed consolidated statements of operations.

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

Minority Interest

The Company made a minority investment in VeriFone Transportation Systems, Inc. (“VTS”) in October 2005. Prior to the fiscal quarter ended April 30, 2007, the investment in VTS was accounted for under the equity method and was included in the other assets in the accompanying condensed consolidated balance sheets. In February 2007, the Company made an additional investment in VTS, which increased its ownership percentage in VTS to 51% at which time the Company began consolidating this investment. As of July 31, 2007, the Company’s equity interest in VTS is 60.1%.

During the quarter ended July 31, 2007, the Company acquired the remaining minority interest of its Chinese subsidiary which it acquired in the acquisition of Lipman.

Debt Issuance Costs

Debt issuance costs are stated at cost, net of accumulated amortization. Amortization expense is calculated using the effective interest method and recorded in interest expense in the accompanying consolidated statements of operations. The Company recorded a $4.8 million write off of debt issuance costs related to the portion of the New Credit Facility which was repaid.

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

Research and Development Costs

Research and development costs are generally expensed as incurred. Costs eligible for capitalization under SFAS No. 86 (“SFAS 86”), Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, were $1.6 million and $4.5 million for the three and nine months ended July 31, 2007, respectively, compared to $0.6 million and $1.7 million for the comparable periods in fiscal 2006. Capitalized software development costs of $12.0 million and $7.5 million as of July 31, 2007 and October 31, 2006, respectively, are being amortized on a straight-line basis over the estimated three-year life of the product to which the costs relate. These costs, net of accumulated amortization of $4.0 million and $3.2 million as of July 31, 2007 and October 31, 2006, respectively, are recorded in other assets in the accompanying condensed consolidated balance sheet.

Advertising Costs

Advertising costs are expensed as incurred and totaled approximately $306,000 and $854,000 for the three and nine months ended July 31, 2007, respectively, compared to $106,000 and $167,000 for the comparable periods in fiscal 2006, respectively.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from results of operations. Specifically, foreign currency translation adjustments, changes in the fair value of derivatives designated as hedges, and unrealized gains and losses on available-for-sale marketable securities are included in accumulated other comprehensive income in the accompanying consolidated balance sheets.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost, net of accumulated depreciation and amortization. Property, plant, and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, generally two to ten years, except buildings which are depreciated over 15 years. The cost of equipment under capital leases is recorded at the lower of the present value of the minimum lease payments or the fair value of the assets and is

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortized on a straight-line basis over the shorter of the term of the related lease or the estimated useful life of the asset. Amortization of assets under capital leases is included with depreciation expense.

Goodwill and Purchased Intangible Assets

Goodwill and purchased intangible assets have been recorded as a result of the Company’s acquisitions. Goodwill is not amortized for accounting purposes. Purchased intangible assets are amortized over their estimated useful lives, generally one and one-half to five years.

The Company is required to perform an annual impairment test of goodwill. Should certain events or indicators of impairment occur between annual impairment tests, the Company would perform the impairment test of goodwill when those events or indicators occured. In the first step of the analysis, the Company’s assets and liabilities, including existing goodwill and other intangible assets, are assigned to the identified reporting units to determine the carrying value of the reporting units. Based on how the business is managed, the Company has five reporting units. Goodwill is allocated to the reporting unit based on its relative contribution to the Company’s operating results. If the carrying value of a reporting unit is in excess of its fair value, an impairment may exist, and the Company must perform the second step of comparing the implied fair value of the goodwill to its carrying value to determine the impairment charge, if any.

The fair value of the reporting units is determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, tax deductions, and proceeds from disposition. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the particular investment. For the three and nine months ended July 31, 2007, no impairment charges have been recorded.

Accounting for Impairment of Long-Lived Assets

The Company periodically evaluates whether changes have occurred that would require revision of the remaining useful life of equipment and improvements and purchased intangible assets or render them not recoverable. If such circumstances arise, the Company uses an estimate of the undiscounted value of expected future operating cash flows to determine whether the long-lived assets are impaired. If the aggregate undiscounted cash flows are less than the carrying amount of the assets, the resulting impairment charge to be recorded is calculated based on the excess of the carrying value of the assets over the fair value of such assets, with the fair value determined based on an estimate of discounted future cash flows. For the three and nine months ended July 31, 2007, no impairment charges have been recorded.

Stock-Based Compensation

The Company follows the fair value recognition and measurement provisions of SFAS No. 123(R) (“SFAS 123(R)”), Share-Based Payment. SFAS 123(R) is applicable for stock-based awards exchanged for employee services and in certain circumstances for non-employee directors. Pursuant to SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.

Severance Pay

The Company’s liability for severance pay to its Israeli employees is calculated pursuant to Israeli severance pay law based on the most recent salary of the employee multiplied by the number of years of employment of such employee as of the applicable balance sheet date. Employees are entitled to one month’s salary for each year of employment, or a pro-rata portion thereof. The Company funds the liability by monthly deposits in insurance

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

policies and severance pay funds. The expense for the three and nine months ended July 31, 2007 was $430,000 and $1,228,000, respectively.

Segment Reporting

The Company maintains two reportable segments, North America, consisting of the United States and Canada, and International, consisting of all other countries in which the Company makes sales outside of the United States and Canada.

Net Income Per Share

Basic net income per common share is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding for the period, less the weighted average number of common shares subject to repurchase. Diluted net income per common share is computed using the weighted average number of common shares outstanding plus the effect of common stock equivalents, unless the common stock equivalents are antidilutive. The potential dilutive shares of the Company’s common stock resulting from the assumed exercise of outstanding stock options and equivalents and the assumed exercise of the warrants relating to the senior convertible senior notes and the convertible senior notes are determined under the treasury stock method.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2007	2006	2007	2006

Basic and diluted net income per share:
Numerator:
Net income	$13,439	$16,755	$17,314	$45,585

Denominator:
Weighted-average shares of voting common stock outstanding	83,078	67,956	82,589	67,822
Less: weighted-average shares subject to repurchase	(671)	(1,672)	(890)	(1,886)

Weighted-average shares used in computing basic net income per share	82,407	66,284	81,699	65,936
Add dilutive securities:
Weighted-average shares subject to repurchase	671	1,672	890	1,886
Stock options	1,296	1,123	1,918	1,084

Weighted-average shares used in computing diluted net income per share	84,374	69,079	84,507	68,906

Net income per share:
Basic	$0.16	$0.25	$0.21	$0.69

Diluted	$0.16	$0.24	$0.20	$0.66

For the three and nine months ended July 31, 2007, options to purchase 305,240 and 274,164 common shares, respectively, were excluded from the calculation of weighted average shares for diluted net income per share as they were antidilutive. For the three and nine months ended July 31, 2006, options to purchase 2,356,220 and 2,496,220

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common shares, respectively, were excluded from the calculation of weighted average shares for diluted net income per share as they were antidilutive.

The senior convertible notes are considered to be Instrument C securities as defined by Emerging Issues Task Force Issue No. 90-19 (“EITF 90-19”), Convertible Bonds with Issuer Option to Settle for Cash upon Conversion; therefore, only the conversion spread relating to the senior convertible notes is included in the Company’s diluted earnings per share calculation, if dilutive. The potential dilutive shares of the Company’s common stock resulting from the assumed settlement of the conversion spread of the senior convertible notes are determined under the method set forth in EITF 90-19. Under such method, the settlement of the conversion spread of the senior convertible notes has a dilutive effect when the average share price of the Company’s common stock during the period exceeds $44.02. The average share price of the Company’s common stock during the three and nine months ended July 31, 2007 did not exceed $44.02.

Warrants to purchase 7.2 million shares of the Company’s common stock were outstanding at July 31, 2007, but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the average market price of the Company’s common stock during the three and nine months ended July 31, 2007; therefore, their effect was antidilutive.

Recent Accounting Pronouncements

In July 2006, FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position. FIN 48 indicates that an enterprise shall initially recognize the financial statement effects of a tax position when it is more likely than not of being sustained on examination, based on the technical merits of the position. In addition, FIN 48 indicates that the measurement of a tax position that meets the more likely than not threshold shall consider the amounts and probabilities of the outcomes that could be realized upon ultimate settlement. This interpretation is effective for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company is in the process of evaluating the impact of adopting FIN 48 on the Company’s consolidated results of operations, financial position or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. The implementation of SAB 108 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In September 2006, FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The implementation of SFAS 157 is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In February 2007, FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

November 15, 2007 and interim periods within those fiscal years, provided the provisions of SFAS 157 are applied. The Company is evaluating SFAS 159 and has not yet determined the impact of the adoption, if any, it will have on the Company’s consolidated financial statements.

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

The consideration paid to acquire Lipman was $344.7 million in cash, 13,462,474 shares of common stock of the Company, and assumption of all outstanding Lipman stock options. To fund a portion of the cash consideration, the Company used $307.2 million of Term B Loan under its New Credit Facility on November 1, 2006. See Note 5 of Notes to Condensed Consolidated Financial Statements for additional information related to the New Credit Facility.

The purchase price is as follows (in thousands):

Cash	$344,747
Value of common stock issued	417,606
Value of Lipman vested and unvested options assumed	37,307
Transaction costs and expenses	26,577

Sub-total	826,237
Less: Value of unvested Lipman options assumed	(25,221)

Total purchase price	$801,016

Pursuant to the proration and allocation provisions of the merger agreement, the total merger consideration consisted of (i) a number of shares of the Company’s common stock equal to the product of 0.50 multiplied by the number of Lipman ordinary shares issued and outstanding on the closing date and (ii) an amount in cash equal to the product of $12.804 multiplied by the number of Lipman ordinary shares issued and outstanding on the closing date, as reduced by the aggregate amount of the special cash dividend paid by Lipman prior to the merger. The Company issued 13,462,474 shares of common stock and paid $344.7 million (excluding the aggregate amount of the special cash dividend).

The 13,462,474 shares have been valued at $31.02 per share based on an average of the closing prices of the Company’s common stock for a range of trading days two days before April 10, 2006, the announcement date of the proposed merger, the announcement date, and two days after the announcement date.

Pursuant to the merger agreement, the Company assumed, generally on a one-for-one basis, all Lipman share options outstanding at closing. The Company assumed options to purchase approximately 3,372,527 shares of Lipman ordinary shares at a weighted average exercise price of $24.47. The fair value of the outstanding vested and unvested options of $37.3 million, was determined using a Black-Scholes valuation model using the following weighted-average assumptions: stock price of $31.02 per share, expected term of 2.5 years, expected volatility of 41%, and risk free interest rate of 4.7%.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For accounting purposes the fair value of unvested options as of the closing date is deducted in determining the purchase price and this unrecognized share-based compensation is being recognized as compensation expense on a straight line basis over the estimated remaining service period of 3.1 years. The fair value of the outstanding unvested options of $25.2 million, was determined using a Black-Scholes valuation model using the following assumptions: Stock price of $30.00 per share of the Company common stock on November 1, 2006, expected term of 2.8 years, expected volatility of 41%, and risk-free interest rate of 4.6%. The Company determined the number of vested options based on the ratio of the number of months of service provided by employees as of November 1, 2006 to the total vesting period for the options (vested ratio).

Under the purchase method of accounting, the total estimated purchase price as shown in the table above is allocated to Lipman’s tangible and intangible assets acquired and liabilities assumed as well as in-process research and development based on their estimated fair values as of the closing date. The excess of the purchase price over the net tangible and intangible assets is recorded as goodwill. The preliminary allocation of the purchase price is based on preliminary estimates and currently available information.

Based on the preliminary valuation which has not been finalized and other information currently available, the preliminary estimated purchase price is allocated as follows (in thousands):

Cash	$95,931
Accounts receivable	33,433
Inventory	68,184
Property, plant, and equipment	18,631
Other assets	7,002
Deferred revenue	(8,361)
Other current liabilities	(86,093)
Net deferred tax liabilities	(34,186)
Non current liabilities	(9,635)

Net tangible assets	84,906
Amortizable intangible assets:
Developed and core technology	133,560
Customer backlog	50
Customer relationships	65,170
Internal use software	3,460

Subtotal	202,240
In-process research and development	6,640
Excess over fair value of vested options	627
Goodwill	506,603

Total preliminary estimated purchase price allocation	$801,016

Net Tangible Assets

Of the total estimated purchase price, a preliminary estimate of approximately $84.9 million has been allocated to net tangible assets acquired. The Company has valued net tangible assets at their respective carrying amounts as of November 1, 2006, except inventory, property, plant, and equipment, deferred revenue, accrued liabilities, and deferred taxes as the Company believes these amounts approximate their current fair values or the fair values have not yet been determined.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has increased Lipman’s historical value of inventory by $13.7 million to adjust inventory to an amount equivalent to the selling price less an appropriate profit margin. The Company reduced Lipman’s historical value of deferred revenue by $3.9 million to adjust deferred revenue to an amount equivalent to the estimated cost plus an appropriate profit margin to perform the services related to Lipman’s service contracts. The Company reduced Lipman’s historical net book value of property, plant, and equipment by $1.4 million to adjust property, plant, and equipment to estimated fair value. As of July 31, 2007, the purchase price allocation is preliminary and is subject to adjustment.

The Company has identified and recorded provisions related to certain pre-acquisition contingencies of $25.1 million related to liabilities that are probable and the amount of the liability is reasonably estimable. With respect to certain other identified pre-acquisition contingencies, the Company continues to accumulate information to assess whether or not the related asset, liability, or impairment is probable and the amount of the asset, liability, or impairment can be reasonably estimated and as such accrued in the purchase price allocation prior to the end of the purchase price allocation period.

Pursuant to a detailed restructuring plan which is not complete, the Company accrued $6.4 million of costs for severance, costs of vacating facilities, and costs to exit or terminate other duplicative activities in accordance with the requirements of EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (see Note 6). As the Company finalizes its restructuring plan, additional amounts may be accrued into the purchase price.

Certain deferred tax liabilities have been recorded based upon preliminary conclusions regarding the tax positions expected to be taken. Included in the amounts recorded on a preliminary basis is foreign deferred tax liability of approximately $32.0 million recorded in connection with undistributed pre-acquisition foreign earnings subject to an approved enterprise status in Israel.

Intangible Assets

Developed product technology, which comprises products that have reached technological feasibility, includes products in Lipman’s product lines, principally the Nurit product line. Lipman’s technology and products are designed for hardware, software, solutions, and services, serving the point of sale market internationally. This proprietary know-how can be leveraged by the Company to develop new technology and improved products and manufacturing processes. The Company expects to amortize the developed and core technology and patents over estimated lives of 3 to 6 years.

Customer relationships represent the distribution channels through which Lipman sells the majority of its products and services. The Company expects to amortize the fair value of these assets over estimated lives of 3 to 5 years.

Internal use software represents the internal use software assets which have been developed internally but have not previously been capitalized. The Company expects to amortize the fair value of these assets over estimated lives of 3 to 5 years.

The fair value of intangible assets was based on a preliminary valuation using an income approach, as well as discussions with Lipman management and a review of certain transaction-related documents and forecasts prepared by the Company and Lipman management. The rate utilized to discount net cash flows to their present values is 13%. The discount rate was determined after consideration of the Company’s weighted average cost of capital specific to this transaction.

Estimated useful lives for the intangible assets were based on historical experience with technology life cycles, product roadmaps, branding strategy, historical and projected maintenance renewal rates, historical treatment of the Company’s acquisition-related intangible assets, and the Company’s intended future use of the intangible assets.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In-process Research and Development

Of the total estimated purchase price, $6.6 million was allocated to in-process research and development and was charged to expense in the nine months ended July 31, 2007. In-process research and development represents incomplete Lipman research and development projects that had not reached technological feasibility and had no alternative future use. Lipman was developing new products that qualify as in-process research and development in multiple product areas. Lipman’s research and development projects were focused on developing new products, integrating new technologies, improving product performance and broadening features and functionalities. The principal research and development efforts of Lipman are related to four products. There is a risk that these developments and enhancements will not be competitive with other products using alternative technologies that offer comparable functionality.

The value assigned to in-process research and development was determined by considering the importance of each project to the overall development plan, estimating costs to develop the purchased in-process research and development into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The revenue estimates used to value the purchased in-process research and development were based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by Lipman and its competitors.

The rates utilized to discount the net cash flows to their present value were based on the Company’s weighted average cost of capital. The weighted average cost of capital was adjusted to reflect the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, the percentage of completion of each project, anticipated market acceptance, and penetration, market growth rates, and risks related to the impact of potential changes in future target markets. Based on these factors, a discount rate of 19% was deemed appropriate for valuing the in-process research and development.

Excess over fair value of vested options

Due to the difference in the exchange ratio for Lipman options held by non-U.S. employees to purchase shares of one-for-one and the all stock exchange ratio of 0.9336 (the all stock consideration exchange ratio of 0.9844 as reduced by the per share value of the $1.50 per share special cash dividend) for Lipman ordinary shares, the Company recognized $0.6 million of share-based compensation for the excess fair value of vested options in the nine months ended July 31, 2007.

Goodwill

Of the total purchase price, approximately $506.6 million is estimated to be allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets, in-process research and development and excess of fair value of vested options. Goodwill arose because of Lipman’s ability to help the Company reach certain of its strategic and business objectives. Goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that the management of the combined company determines that the value of goodwill has become impaired, the combined company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. The goodwill of $506.6 million is allocated to the International segment. Most of the goodwill is expected to be deductible for income tax purposes.

The results of operations of Lipman are included in the Company’s consolidated financial statements from November 2006. The following table presents pro forma results of operations and gives effect to the acquisition of Lipman as if the acquisition had been consummated at the beginning of fiscal year 2006. The unaudited pro forma results of operations are not necessarily indicative of what would have occurred had the acquisition been made as of the beginning of the period or of the results that may occur in the future. Net income includes the write-off of

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquired IPR&D of zero and $6.6 million, additional interest expense of $5.1 million and $17.3 million, deferred revenue step down of $0.7 million and $3.1 million, fair value step up of inventory of zero and $13.7 million, stock compensation for the excess fair value on vested options of zero and $0.6 million, and amortization of intangible assets related to the acquisition of $14.5 million and $45.5 million for the three and nine months ended July 31, 2006, respectively. The unaudited pro forma information is as follows:

	Three Months Ended	Nine Months Ended
	July 31, 2006	July 31, 2006
	(In millions, except per share amounts)

Total net revenues	$209.7	$610.5
Net income	$9.1	$8.0
Net income per share — basic	$0.11	$0.10
Net income per share — diluted	$0.11	$0.10

The pro forma amounts above were compiled using the three and nine month periods ended June 30, 2006 for Lipman and the three and nine month periods ended July 31, 2006 for VeriFone.

PayWare

On September 1, 2006, the Company acquired PayWare, the payment systems business of Trintech Group PLC, for approximately $10.9 million, comprised of $9.9 million in cash consideration and $1.0 million transaction costs. The Company acquired PayWare to broaden the Company’s EMEA presence at the point of sale beyond its core solutions. The Company’s consolidated financial statements include the operating results of the business acquired from the date of acquisition.

The total estimated purchase price of $10.9 million was allocated as follows: $12.2 million to goodwill (not deductible for income tax purposes), $7.8 million to intangible assets comprised of developed technology of $3.0 million, backlog of $1.4 million, customer relationships of $3.4 million, offset by $2.9 million to restructuring costs and $6.2 million to net tangible liabilities acquired. The estimated useful economic lives of the identifiable intangible assets acquired are 3 to 5 years for the developed technology, one year for backlog, and 4 to 5 years for the customer relationship. The weighted average amortization period for developed technology and customer relationships was 3.7 years. As of July 31, 2007, the purchase price allocation is preliminary and subject to adjustment for any pre-acquisition contingencies. Pro forma financial information is not provided as PayWare’s results of operations are not material to the Company’s results of operations.

VeriFone Transportation Systems, Inc.

In February 2007, the Company made an additional investment in VeriFone Transportation Systems, Inc. (“VTS”) to increase its ownership percentage to 51%. The total purchase price of $5 million was allocated to the net assets of VTS. In May 2007, the Company made an additional investment of $5.0 million in VTS to increase its ownership percentage from 51.0% to 62.2%. In addition, the Company provided VTS with a working capital loan of $1.0 million. In July 2007, VTS issued capital stock to a third party reducing the Company’s equity interest in VTS from 62.2% to 60.1%. As of July 31, 2007, the purchase price allocation is preliminary and is subject to adjustments for the fair value of purchased intangibles. Pro forma financial information is not provided as VTS’ results of operations are not material to the company’s results of operations.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Balance Sheet and Statements of Operations Detail

Inventories

Inventories consisted of the following (in thousands):

	July 31,	October 31,
	2007	2006

Raw materials	$26,217	$4,095
Work-in-process	6,602	808
Finished goods	112,579	81,728

	$145,398	$86,631

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	July 31,	October 31,
	2007	2006

Prepaid expenses	$10,937	$5,409
Receivable, other	13,556	3,355
Other	418	4,179

	$24,911	$12,943

Property, Plant, and Equipment, net

Property, plant, and equipment, net consisted of the following (in thousands):

	July 31,	October 31,
	2007	2006

Computer hardware and software	$11,481	$7,049
Office equipment, furniture, and fixtures	5,446	3,972
Machinery and equipment	12,127	5,602
Leasehold improvement	7,522	3,897
Construction in progress	16,636	966
Land	1,633	—
Buildings	5,444	—

Total	60,289	21,486
Accumulated depreciation and amortization	(17,432)	(14,186)

Property, plant, and equipment, net	$42,857	$7,300

The increase in construction in progress during the nine months ended July 31, 2007 was $15.7 million. This increase was primarily attributable to the Company’s migrating to a new enterprise resource planning information system, which will replace its existing system. At each of July 31, 2007 and October 31, 2006, equipment amounting to $1.3 million was capitalized under capital leases. Related accumulated amortization as of July 31, 2007 and October 31, 2006 amounted to $1.3 million and $1.2 million, respectively.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchased Intangible Assets, net

Purchased intangible assets subject to amortization consisted of the following (in thousands):

	Gross Carrying Amount			Accumulated Amortization			Net
	October 31,		July 31,	October 31,		July 31,	July 31,	October 31,
	2006	Additions	2007	2006	Additions	2007	2007	2006

Developed technology	$35,164	$133,560	$168,724	$(28,616)	$(26,493)	$(55,109)	$113,615	$6,548
Core technology	14,442	—	14,442	(12,517)	(1,925)	(14,442)	—	1,925
Trade name	22,225	—	22,225	(19,942)	(2,283)	(22,225)	—	2,283
Customer backlog	—	50	50	—	(50)	(50)	—	—
Internal use software	—	4,698	4,698	—	(649)	(649)	4,049	—
Customer relationships	19,314	71,018	90,332	(13,526)	(13,635)	(27,161)	63,171	5,788

	$91,145	$209,326	$300,471	$(74,601)	$(45,035)	$(119,636)	$180,835	$16,544

Amortization of purchased intangibles was allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2007	2006	2007	2006

Included in cost of net revenues	$9,249	$1,071	$28,417	$4,083
Included in operating expenses	5,167	1,159	16,555	3,477

	$14,416	$2,230	$44,972	$7,560

Estimated future amortization expense of intangible assets recorded as of July 31, 2007 was as follows (in thousands):

	Cost of	Operating
	Revenues	Expenses	Total

2007 (remaining three months)	$8,756	$4,975	$13,731
2008	31,774	25,680	57,454
2009	30,911	20,570	51,481
2010	24,143	12,089	36,232
Thereafter	18,031	3,906	21,937

	$113,615	$67,220	$180,835

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	Nine Months Ended	Year Ended
	July 31, 2007	October 31, 2006

Balance, beginning of year	$52,689	$47,260
Additions related to acquisitions	513,700	6,352
Resolution of tax contingencies and adjustments to tax reserves and valuation allowances established in purchase accounting	(1,671)	(923)

Balance, end of period	$564,718	$52,689

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warranty

Activity related to warranty consisted of the following (in thousands):

	Nine Months Ended
	July 31,
	2007	2006

Balance, beginning of period	$5,432	$5,243
Warranty charged to cost of net revenues	2,416	2,547
Utilization of warranty	(5,526)	(3,276)
Changes in estimates	(14)	(157)
Warranty assumed on acquisitions	7,731	—

Balance, end of period	10,039	4,357
Less current portion	(9,613)	(3,700)

Long term portion	$426	$657

Deferred revenue, net

Deferred revenue, net consisted of the following (in thousands):

	July 31,	October 31,
	2007	2006

Deferred revenue	$52,811	$34,309
Less long term portion	(10,310)	(7,371)

	42,501	26,938
Deferred cost of revenue	(3,230)	(3,371)

Current portion, net	$39,271	$23,567

Other Income (Expense), net

Other income (expense), net consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2007	2006	2007	2006

Refund of foreign customs fees	$—	$—	$—	$288
Foreign currency transaction gains, net	979	137	3,106	309
Foreign currency contract losses, net	(915)	(354)	(2,929)	(543)
Loss on debt extinguishment	(4,764)	—	(4,764)	—
Other, net	314	22	170	17

	$(4,386)	$(195)	$(4,417)	$71

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Financing

The Company’s financing consisted of the following (in thousands):

	July 31,	October 31,
	2007	2006

Secured credit facility:
Revolver	$—	$—
Term B loan	237,500	192,780
Senior convertible notes	316,250	—
Capital leases and other	623	109

	554,373	192,889
Less current portion	(5,367)	(1,985)

Long term portion	$549,006	$190,904

Secured Credit Facility

On October 31, 2006, the Company entered into a Credit Agreement consisting of a Term B Loan facility of $500 million and a revolving credit facility permitting borrowings of up to $40 million. The proceeds from the Term B loan were used to repay all outstanding amounts relating to an existing senior secured credit agreement, pay certain transaction costs and partially fund the cash consideration in connection with the acquisition of Lipman on November 1, 2006. The Term B Loan was drawn down in its entirety on October 31 and November 1, 2006. Through July 31, 2007, the Company repaid an aggregate of $262.5 million, leaving a Term B Loan balance of $237.5 million at July 31, 2007.

The Credit Facility is guaranteed by the Company and certain of its subsidiaries and is secured by collateral including substantially all of the Company’s assets and stock of the Company’s subsidiaries. At July 31, 2007 and October 31, 2006, the interest rates were 7.11% and 7.12% on the Term B Loan and 6.61% and 6.87% on the revolving loan, respectively. The Company pays a commitment fee on the unused portion of the revolving loan under its Credit Facility at a rate that varies between 0.375% and 0.30% per annum depending upon its consolidated total leverage ratio. At July 31, 2007 and October 31, 2006, the Company was paying a commitment fee at a rate of 0.30% and 0.375% per annum, respectively. The Company pays a letter of credit fee on the unused portion of any letter of credit issued under the Credit Facility at a rate that varies between 1.50% and 1.25% per annum depending upon its consolidated total leverage ratio. At July 31, 2007 and October 31, 2006, the Company was subject to a letter of credit fee at a rate of 1.25% and 1.50% per annum, respectively.

At the Company’s option, the revolving loan bears interest at a rate of 1.25% over the three-month LIBOR, which was 5.36% and 5.37% at July 31, 2007 and October 31, 2006, respectively, or 0.25% over the lender’s base rate, which was 8.25% at both July 31, 2007 and October 31, 2006. As of July 31, 2007, the entire $40 million revolving loan was available for borrowing to meet short-term working capital requirements. At the Company’s option, the Term B Loan bears interest at a rate of 1.75% over the three-month LIBOR or 0.75% over the base rate.

Interest payments are generally paid quarterly but can be based on one, two, three, or six month periods. The lender’s base rate is the greater of the Federal Funds rate plus 50 basis points or the JPMorgan prime rate. The respective maturity dates on the components of the Credit Facility are October 31, 2014 for the revolving loan and October 31, 2015 for the Term B Loan. Payments on the Term B Loan are due in equal quarterly installments of $1.2 million over the seven-year term on the last business day of each calendar quarter with the balance due on maturity.

The terms of the Credit Facility require the Company to comply with financial covenants, including maintaining leverage and fixed charge coverage ratios at the end of each fiscal quarter, obtaining protection

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

against fluctuation in interest rates, and limits on annual capital expenditure levels. As of July 31, 2007, the Company was required to maintain a total leverage ratio of not greater than 4.0 to 1.0 and a fixed charge coverage ratio of at least 2.0 to 1.0. Total leverage ratio is equal to total debt less cash as of the end of a reporting fiscal quarter divided by the consolidated EBITDA for the most recent four consecutive fiscal quarters. Some of the financial covenants become more restrictive over the term of the Credit Facility. Noncompliance with any of the financial covenants without cure or waiver would constitute an event of default under the Credit Facility. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of repayment of the principal and interest outstanding and a termination of the revolving loan. The Credit Facility also contains non-financial covenants that restrict some of the Company’s activities, including its ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in specified transactions with affiliates. The terms of the Credit Facility permit prepayments of principal and require prepayments of principal upon the occurrence of certain events including among others, the receipt of proceeds from the sale of assets, the receipt of excess cash flow as defined, and the receipt of proceeds of certain debt issues. The Credit Facility also contains customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest, or fees when due, subject to specified grace periods, breach of specified covenants, change in control, and material inaccuracy of representations and warranties. The Company was in compliance with its financial and non-financial covenants as of July 31, 2007.

1.375% Senior Convertible Notes

On June 22, 2007, the Company sold $316.2 million aggregate principal amount of 1.375% Senior Convertible Notes due 2012 (the “Notes”) in an offering through Lehman Brothers Inc. and JP Morgan Securities Inc. (together “initial purchasers”) to qualified institutional buyers pursuant to Section 4(2) and Rule 144A under the Securities Act. The net proceeds from the offering, after deducting transaction costs, were approximately $307.9 million. The Company incurred approximately $8.3 million of debt issuance costs. The transaction costs, consisting of the initial purchasers’ discounts and offering expenses, were primarily recorded in debt issuance costs, net and are being amortized to interest expense using the effective interest method over five years. The Company will pay 1.375% interest per annum on the principal amount of the Notes, payable semi-annually in arrears in cash on June 15 and December 15 of each year, commencing on December 15, 2007.

On June 22, 2007, the Notes were issued under an Indenture between the Company and U.S. Bank National Association, as trustee. Each $1,000 of principal of the Notes will initially be convertible into 22.719 shares of VeriFone common stock, which is equivalent to a conversion price of approximately $44.02 per share, subject to adjustment upon the occurrence of specified events. Holders of the Notes may convert their Notes prior to maturity during specified periods as follows: (1) on any date during any fiscal quarter beginning after October 31, 2007 (and only during such fiscal quarter) if the closing sale price of the Company’s common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (2) at any time on or after March 15, 2012; (3) if the Company distributes to all holders of its common stock rights or warrants (other than pursuant to a rights plan) entitling them to purchase, for a period of 45 calendar days or less, shares of the Company’s common stock at a price less than the average closing sale price for the ten trading days preceding the declaration date for such distribution; (4) if the Company distributes to all holders of its common stock, cash or other assets, debt securities or rights to purchase the Company’s securities (other than pursuant to a rights plan), which distribution has a per share value exceeding 10% of the closing sale price of the Company’s common stock on the trading day preceding the declaration date for such distribution; (5) during a specified period if certain types of fundamental changes occur; or (6) during the five business-day period following any five consecutive trading-day period in which the trading price for the Notes was less than 98% of the average of the closing sale price of the Company’s common stock for each day during such five trading-day period multiplied by the then current conversion rate. Upon conversion, the Company would pay the holder the cash value of the applicable number of shares of VeriFone common stock, up to the principal amount of the note. Amounts in excess of the principal amount, if any, will be paid in stock. Unless and until the Company

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obtains stockholder approval to amend its certificate of incorporation to increase its authorized capital, the maximum number of shares available for issuance upon conversion of each $1,000 principal amount of Notes will be the pro rata portion of an aggregate of 3,250,000 shares allocable to such Note, which equates to 10.2766 shares per $1,000 principal amount of Notes. The Company has agreed to use its reasonable best efforts to seek such stockholder approval within one year of the issuance of the Notes. If the Company is unable to increase its authorized capital to permit conversion of all of the Notes at the initial conversion rate by one year after the issuance of the Notes, the Notes will bear additional interest at a rate of 2.0% per annum. The rate of additional interest will increase by 0.25% per annum for each year thereafter that the authorized capital is not increased.

As of July 31, 2007, none of the conditions allowing holders of the Senior Notes to convert had been met. If a fundamental change, as defined in the Indenture, occurs prior to the maturity date, holders of the Notes may require the Company to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest (including additional interest, if any) to, but excluding, the repurchase date.

The Notes are senior unsecured obligations and rank equal in right of payment with all of the Company’s existing and future senior unsecured indebtedness. The Notes are effectively subordinated to any secured indebtedness to the extent of the value of the related collateral and structurally subordinated to indebtedness and other liabilities of the Company’s subsidiaries including any secured indebtedness of such subsidiaries.

In connection with the sale of the Notes, the Company entered into a registration rights agreement, dated as of June 22, 2007, with the initial purchasers of the Notes (the “Registration Rights Agreement”). Under the Registration Rights Agreement, the Company has agreed (1) to use reasonable best efforts to cause a shelf registration statement covering resales of the Notes and the shares of common stock issuable upon conversion of the Notes to be declared effective by December 18, 2007 or to cause an existing shelf registration statement to be made available within 180 days after the original issuance of the Notes and (2) to use its reasonable best efforts to keep effective the shelf registration statement until the earliest of (i) the date when the holders of transfer restricted Notes and shares of common stock issued upon conversion of the Notes are able to sell all such securities immediately without restriction under Rule 144(k) under the Securities Act of 1933, as amended (the “Securities Act”), (ii) the date when all transfer-restricted Notes and shares of common stock issued upon conversion of the Notes are registered under the registration statement and sold pursuant thereto and (iii) the date when all transfer-restricted Notes and shares of common stock issued upon conversion of the Notes have ceased to be outstanding. If the Company fails to meet these terms, it will be required to pay additional interest on the Notes at a rate of 0.25% per annum for the first 90 days and at a rate of 0.50% per annum thereafter.

In connection with the offering of the Notes, the Company entered into note hedge transactions with affiliates of the initial purchasers (the “counterparties”) whereby the Company has the option to purchase up to 7,184,884 million shares of its common stock at a price of approximately $44.02 per share. The cost to the Company of the note hedge transactions was approximately $80.2 million. The note hedge transactions are intended to mitigate the potential dilution upon conversion of the Notes in the event that the volume weighted average price of the Company’s common stock on each trading day of the relevant conversion period or other relevant valuation period is greater than the applicable strike price of the convertible note hedge transactions, which initially corresponds to the conversion price of the Notes and is subject, with certain exceptions, to the adjustments applicable to the conversion price of the Notes.

In addition, the Company sold warrants to the counterparties whereby they have the option to purchase up to approximately 7.2 million shares of VeriFone common stock at a price of $62.356 per share, which price may reset, if higher, to a 70% premium over the market price of the Company’s common stock determined approximately six months after the original issue date of the warrants. The Company received approximately $31.2 million in cash proceeds from the sale of these warrants. If the volume weighted average price of the Company’s common stock on each trading day of the measurement period at maturity of the warrants exceeds the applicable strike price of the warrants, there would be dilution to the extent that such volume weighted average price of the Company’s common

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock exceeds the applicable strike price of the warrants. Unless and until the Company obtains stockholder approval to amend its certificate of incorporation to increase its authorized capital, the maximum number of shares issuable upon exercise of the warrants will be 1,000,000 shares of the Company’s common stock. If the Company does not obtain stockholder approval to amend its certificate of incorporation to increase its authorized capital by the date of the second annual meeting of the Company’s stockholders after the date of the pricing of the Notes, the number of shares of the Company’s common stock underlying the warrants will increase by 10%, and the warrants will be subject to early termination by the counterparties.

The cost incurred in connection with the note hedge transactions, net of the related tax benefit and the proceeds from the sale of the warrants, is included as a net reduction in additional paid-in capital in the accompanying condensed consolidated balance sheets as of July 31, 2007, in accordance with the guidance in Emerging Issues Task Force Issue No. 00-19 (“EITF 00-19”), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

In accordance with SFAS No. 128 (“SFAS 128”), Earnings per Share, the Notes will have no impact on diluted earnings per share, or EPS, until the price of the Company’s common stock exceeds the conversion price of $44.02 per share because the principal amount of the Notes will be settled in cash upon conversion. Prior to conversion the Company will include the effect of the additional shares that may be issued if its common stock price exceeds $44.02 per share, using the treasury stock method. If the price of the Company’s common stock exceeds $62.536 per share, it will also include the effect of the additional potential shares that may be issued related to the warrants, using the treasury stock method. Prior to conversion, the note hedge transactions are not considered for purposes of the EPS calculation as their effect would be anti-dilutive.

Note 6.	Restructuring Charges

In connection with the acquisition of VeriFone, Inc. by the Company on July 1, 2002, the Company assumed the liability for a restructuring plan (fiscal 2002 restructuring plan). The remaining accrued restructuring balance represents primarily future facilities lease obligations, net of estimated future sublease income, which are expected to be paid through the end of 2009. The payment of the restructuring costs for the International segment was zero and $8,000 for the nine months ended July 31, 2007 and 2006, respectively. The Company paid restructuring costs of $177,000 and $533,000 for the nine months ended July 31, 2007 and 2006, respectively, in the North America segment. As of July 31, 2007, the Company had a liability of $49,000 and $15,000 for the North America segment and International segment, respectively.

Activities related to the fiscal 2002 restructuring plan are as follows (in thousands):

				Short Term	Long Term
	Facilities	Other	Total	portion	portion

Balance at October 31, 2006	$486	$60	$546	$503	$43
Additions (reductions)	(258)	(47)	(305)	(289)	(16)
Cash payments	(177)	—	(177)	(177)	—

Balance at July 31, 2007	$51	$13	$64	$37	$27

				Short Term	Long Term
	Facilities	Other	Total	portion	portion

Balance at October 31, 2005	$1,200	$60	$1,260	$765	$495
Additions	—	8	8	455	(447)
Cash payments	(533)	(8)	(541)	(541)	—

Balance at July 31, 2006	$667	$60	$727	$679	$48

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the acquisition of the assets of the GO Software business on March 1, 2005, the Company accrued in the purchase price allocation $313,000 of restructuring costs related to the integration of GO Software’s Savannah helpdesk facility with the Company’s helpdesk facility in Clearwater, Florida, of which $269,000 has been paid as of both July 31, 2007 and October 31, 2006. The restructuring activities have been completed and accordingly the remaining accrual balance of $44,000 was reversed in July 2007.

In the first quarter of fiscal 2006, the Company implemented a restructuring plan that established Singapore supply chain operations to leverage a favorable tax environment and manufacturing operations in the Asia Pacific region (fiscal 2006 restructuring plan). For the nine months ended July 31, 2007, the Company reduced the restructuring reserve by $1,000 and paid restructuring costs of $7,000 in the North America segment. For the nine months ended July 31, 2006, the Company incurred and paid restructuring costs of $599,000 and $575,000, respectively, in severance related expenses for employees in the North American segment.

Activities related to the fiscal 2006 restructuring plan are as follows (in thousands):

		Short Term	Long Term
	Severance	Portion	Portion

Balance at October 31, 2006	$8	$8	$—
Additions (reductions)	(1)	(1)	—
Cash payments	(7)	(7)	—

Balance at July 31, 2007	$—	$—	$—

		Short Term	Long Term
	Severance	Portion	Portion

Balance at October 31, 2005	$—	$—	$—
Additions	599	599	—
Cash payments	(575)	(575)	—

Balance at July 31, 2006	$24	$24	$—

In the fourth quarter of fiscal 2006, the Company completed the acquisition of PayWare. During the first nine months of fiscal 2007, the Company completed its restructuring plan and accrued additional restructuring costs related to reduction in workforce and future facilities lease obligation of $1.2 million, which were included in the purchase price allocation of PayWare. The payment of the restructuring costs for the International segment was $2.6 million for the nine months ended July 31, 2007.

Activities related to the PayWare acquisition restructuring plan are as follows (in thousands):

					Short Term	Long Term
	Severance	Facilities	Other	Total	Portion	Portion

Balance at October 31, 2006	$1,234	$1,098	$76	$2,408	$2,408	$—
Additions	745	357	106	1,208	1,208	—
Reductions	—	—	—	—	—	—
Cash payments	(1,929)	(497)	(181)	(2,607)	(2,607)	—

Balance at July 31, 2007	$50	$958	$1	$1,009	$1,009	$—

In the nine months ended July 31, 2007, the Company implemented a restructuring plan that included reductions in workforce of employees in the United States, China, Hong Kong, Mexico, and the Philippines with an expected cost of $1.4 million. The Company incurred $1.4 million and paid restructuring costs of $1.3 million in the North America segment for the nine months ended July 31, 2007. For the nine months ended July 31, 2007, the Company incurred $60,000 and paid restructuring costs $59,000, respectively, in the International segment.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activities related to the fiscal 2007 restructuring plan are as follows (in thousands):

					Short Term	Long Term
	Severance	Facilities	Other	Total	Portion	Portion

Balance at October 31, 2006	$—	$—	$—	$—	$—	$—
Additions	1,424	10	3	1,437	1,437	—
Cash payments	(1,310)	(10)	(3)	(1,323)	(1,323)	—

Balance at July 31, 2007	$114	$—	$—	$114	$114	$—

In the first quarter of fiscal 2007, the Company completed the acquisition of Lipman and began formulating a restructuring plan which is expected to be completed by the end of the fiscal year. For those portions of the plan completed during the nine months ended July 31, 2007, the Company accrued into the purchase price allocation restructuring costs related to reduction in workforce and future facilities lease obligation of $6.4 million. The payment of the restructuring costs for the International segment totaled $4.5 million for the nine months ended July 31, 2007. The payments for the North America segment totaled $0.4 million for the nine months ended July 31, 2007.

Activities related to the Lipman acquisition restructuring plan are as follows (in thousands):

					Short Term	Long Term
	Severance	Facilities	Other	Total	Portion	Portion

Balance at October 31, 2006	$—	$—	$—	$—	$—	$—
Additions	3,220	3,031	198	6,449	3,954	2,495
Cash payments	(1,792)	(2,955)	(198)	(4,945)	(2,450)	(2,495)

Balance at July 31, 2007	$1,428	$76	$—	$1,504	$1,504	$—

Note 7.	Commitments and Contingencies

The Company leases certain real and personal property under non-cancelable operating leases. Additionally, the Company subleases certain real property to third parties. Future minimum lease payments and sublease rental income under these leases as of July 31, 2007 were as follows (in thousands):

	Minimum Lease	Sublease Rental	Net Minimum
	Payments	Income	Lease Payments

Fiscal Year
Remainder of 2007	$2,676	$34	$2,642
2008	9,500	137	9,363
2009	7,292	89	7,203
2010	6,612	4	6,608
2011	5,374	—	5,374
Thereafter	15,834	—	15,834

	$47,288	$264	$47,024

Certain leases require the Company to pay property taxes, insurance, and routine maintenance, and include rent escalation clauses and options to extend the term of certain leases. Rent expense was approximately $4.4 million and $10.5 million for the three and nine months ended July 31, 2007, respectively, compared to $2.3 million and $6.7 million for the comparable periods in fiscal 2006. Sublease rental income was approximately $45,000 and $168,000 for the three and nine months ended July 31, 2007, respectively, compared to $73,000 and $217,000 for the comparable periods in fiscal 2006.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Manufacturing Agreements

The Company works on a purchase order basis with third-party contract manufacturers with facilities in China, Singapore, and Brazil to manufacture the majority of the Company’s inventories. The Company issues a forecast to the third-party contract manufacturers and subsequently agrees to a build schedule to drive component material purchases and capacity planning. In conjunction with this, the Company issues a combination of purchase order and written direction to drive manufacturing activity for finished goods product. The Company provides each manufacturer with a purchase order on a monthly basis to cover the following month’s manufacturing requirements, which constitutes a binding commitment by the Company to purchase materials produced by the manufacturer as specified in the purchase order. The total amount of purchase commitments as of July 31, 2007 and October 31, 2006 was approximately $42.5 million and $17.9 million, respectively, and are generally paid within one year. Of this amount, $2.5 million and $1.4 million has been recorded in other current liabilities in the accompanying consolidated balance sheets as of July 31, 2007 and October 31, 2006, respectively, because the commitment may not have future value to the Company.

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

One of the Company’s Brazilian subsidiaries has been notified of a tax assessment regarding Brazilian state value added tax (“VAT”), for the periods from January 2000 to December 2001 that relates to products supplied to the Company by a contract manufacturer. The assessment relates to an asserted deficiency of 8.1 million Brazilian reais (approximately $4.2 million) including interest and penalties. The tax assessment was based on a clerical error in which the Company’s Brazilian subsidiary omitted the required tax exemption number on its invoices. Management does not expect that the Company will ultimately incur a material liability in respect of this assessment, because they believe, based in part on advice of the Company’s Brazilian tax counsel, that the Company is likely to prevail in the proceedings relating to this assessment. On May 25, 2005, the Company had an administrative hearing with respect to this audit. Management expects to receive the decision of the administrative body sometime in 2008. In the event the Company receives an adverse ruling from the administrative body, the Company will decide whether or not to appeal and would reexamine the determination as to whether an accrual is necessary. It is currently uncertain what impact this state tax examination may have with respect to the Company’s use of a corresponding exemption to reduce the Brazilian federal VAT.

Two of the Company’s Brazilian subsidiaries that were acquired as a part of the Lipman acquisition have been notified of assessments regarding Brazilian customs penalties that relate to alleged infractions in the importation of goods. The assessments were issued by the Federal Revenue Department in the City of Vitória and the City of São Paulo and relate to an asserted deficiency of a total of 24.9 million Brazilian reais (approximately $12.5 million) excluding interest. The tax authorities allege that the structure used for the importation of goods was simulated with the objective of evading taxes levied on the importation by under invoicing the imported goods; the tax authorities

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allege that the simulation was created through a fraudulent interposition of parties, where the real sellers and buyers of the imported goods were hidden.

In the Vitória tax assessment, the fines were reduced on a first level administrative decision on January 26, 2007. The proceeding has been remitted to the Taxpayers Council to adjudicate the appeal of the first level administrative decision filed by the tax authorities. The Company also appealed the first level administrative decision on February 26, 2007. In this appeal, the Company argued that the tax authorities did not have enough evidence to determine that the import transactions were indeed fraudulent and that, even if there were some irregularities in such importations, they could not be deemed to be the Company’s responsibility since all the transactions were performed by the third party importer of the goods. Management expects to receive the decision of the Taxpayers Council sometime in 2008. In the event the Company receives an adverse ruling from the administrative body, the Company will decide whether or not to appeal to the judicial level. Based on the Company’s current understanding of the underlying facts, the Company believes that it is probable that its Brazilian subsidiary will be required to pay some amount of fines. The Company believes the ultimate payment will be in the range of the amount requested by the government of 4.7 million Brazilian reais (approximately $2.4 million) and the amount determined after the first level administrative decision of 1.5 million Brazilian reais (approximately $780,000). Since no amount within the range is a better estimate than any other amount, the Company does not believe that there is an amount to accrue that is more likely within that range. Accordingly, the Company has accrued 1.5 million Brazilian reais (approximately $780,000).

On July 12, 2007, the Company was notified of a first administrative level decision rendered in the São Paulo tax assessment, which maintained the total fine of 20.2 million Brazilian reais (approximately $10.1 million) imposed. On August 10, 2007, the Company appealed the first administrative level decision to the Taxpayers Council. Based on the Company’s current understanding of the underlying facts, the Company believes that it is probable that its Brazilian subsidiary will be required to pay some amount of fines, in addition to accrued interest of approximately 5.3 million Brazilian reais (approximately $2.8 million). Accordingly, the Company has accrued 25.5 million Brazilian reais (approximately $13.3 million).

On December 11, 2006, the Company received a civil investigative demand from the U.S. Department of Justice (“DoJ”) regarding an investigation into its acquisition of Lipman which requests certain documents and other information, principally with respect to the companies’ integration plans and communications prior to the completion of this acquisition. The Company is producing documents and certain current and former employees have provided information to a representative of the DoJ in response to this request. The Company is not aware of any violations in connection with the matters that are the subject of the investigation but cannot predict what actions, if any, will result from this investigation.

Note 8.	Comprehensive Income (Loss)

The components of comprehensive income were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2007	2006	2007	2006

Net income	$13,439	$16,755	$17,314	$45,585
Foreign currency translation adjustments, net of tax	(3,061)	(110)	(4,442)	208
Unrecognized gain (loss) on interest rate hedges, net of tax	4	(35)	(19)	17
Unrealized gain (loss) on marketable securities, net of tax	—	1	(1)	2

Comprehensive income	$10,382	$16,611	$12,852	$45,812

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of accumulated other comprehensive income consisted of the following (in thousands):

	July 31,	October 31,
	2007	2006

Foreign currency translation adjustments, net of tax of $3,395 and $1,068	$(3,438)	$1,003
Unrecognized loss on interest rate hedges, net of tax of $42 and $29	(65)	(46)
Unrealized gain on marketable securities, net of tax of zero and $1	—	1

Accumulated other comprehensive income (loss)	$(3,503)	$958

Note 9.	Stockholders’ Equity

Common and Preferred Stock

The Company has authorized 100,000,000 shares of Common Stock, par value $0.01 per share, and 10,000,000 shares of Preferred Stock, par value $0.01 per share. The board of directors has the authority to issue the undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges, and restrictions thereof. The holder of each share of Common Stock has the right to one vote. As of July 31, 2007 and October 31, 2006, there were no shares of Preferred Stock outstanding and there were 83,296,939 and 68,148,245 shares of Common Stock outstanding, respectively.

On November 1, 2006, the Company completed its acquisition of Lipman. As part of the acquisition consideration, the Company issued 13,462,474 shares of its common stock. See Note 3 of Notes to Condensed Consolidated Financial Statements for additional information.

Restricted Common Stock

The Company has a right to repurchase shares of Common Stock sold to the Company’s Chief Executive Officer (the “CEO”) at the original sale price, $0.0333 per share, in the event the CEO ceases to be employed by the Company or any of its subsidiaries. This right lapses at a rate of 20% of the original 3,910,428 shares per year. Upon the sale of the Company, any remaining unvested shares will become vested. At July 31, 2007, no shares of Common Stock issued to the CEO remained subject to this repurchase right which lapsed in July 2007.

The Company has a right to repurchase shares of Common Stock sold to certain executives of the Company pursuant to the Company’s 2002 Securities Purchase Plan at the lesser of the original sale price, $0.0333 per share, or the fair value on the date of separation in the event that the executive ceases to be employed by the Company or any of its subsidiaries. This right lapses at a rate of 20% of the original 1,929,145 shares per year. Upon the sale of the Company, all remaining unvested shares will become vested. At July 31, 2007, 20,856 shares of Common Stock remained subject to this repurchase right which will lapse in September 2007.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Plans

As of July 31, 2007, the Company had a total of 9,444,536 stock options outstanding with a weighted average exercise price of $26.25 per share. The number of shares that remained available for future grants was 1,722,626 as of July 31, 2007. The following table provides a summary of options outstanding and exercisable under the various option plans for the period ended July 31, 2007:

Shares
Under
Option

Balance at November 1, 2006	8,610,185
Granted	3,169,205
Exercised	(1,686,220)
Cancelled	(648,634)

Balance at July 31, 2007	9,444,536

Vested or expected to vest at July 31, 2007	8,725,252

Exercisable at July 31, 2007	1,817,257

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

The following table summarizes option activity under the New Founders’ Plan during the nine months ended July 31, 2007:

			Weighted
			Average
		Weighted	Remaining
	Shares	Average	Contractual	Aggregate
	Under	Exercise	Term	Intrinsic
	Option	Price	(Years)	Value
				(Thousands)

Balance at November 1, 2006	898,062	$4.22
Exercised	(322,082)	4.04
Cancelled	(6,240)	4.97

Balance at July 31, 2007	569,740	4.32	6.78	$18,283

Vested or expected to vest at July 31, 2007	490,888	$4.32	6.78	$15,753

Exercisable at July 31, 2007	259,090	$3.62	6.47	$8,496

The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The total intrinsic value of options exercised during the nine months ended July 31, 2007 was $10.4 million.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of July 31, 2007, pursuant to SFAS 123(R) there was $756,743 of total unrecognized compensation cost related to non-vested shared based compensation arrangements granted under the New Founders’ Plan. The cost is expected to be recognized over a remaining weighted average period of 1.2 years.

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

The following table summarizes option activity under the Directors’ Plan during the nine months ended July 31, 2007:

			Weighted
			Average
		Weighted	Remaining
	Shares	Average	Contractual	Aggregate
	Under	Exercise	Term	Intrinsic
	Option	Price	(Years)	Value
				(Thousands)

Balance at November 1, 2006	90,000	$10.00
Exercised	(18,750)	10.00
Cancelled	—	—

Balance at July 31, 2007	71,250	10.00	4.48	$1,882

Vested or expected to vest at July 31, 2007	71,250	$10.00	4.48	$1,882

Exercisable at July 31, 2007	35,625	$10.00	4.49	$941

The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

As of July 31, 2007, pursuant to SFAS 123(R) there was $202,799 of total unrecognized compensation cost related to non-vested shared-based compensation arrangements granted under the Directors’ Plan. The cost is expected to be recognized over a remaining weighted average period of 1.5 years.

2005 Equity Incentive Option Plan

On April 29, 2005, the Company adopted the 2005 Equity Incentive Option Plan (the “EIP Plan”) for executives and employees of the Company and other individuals who perform services to the Company. A total of 3,100,000 shares of the Company’s Common Stock were reserved for issuance under the EIP Plan. The Company will no longer grant options under the EIP Plan and will retire any options cancelled hereafter. Option awards were generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Those options generally vest over a period of four years from the date of grant and have a maximum term of 7 years.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes option activity under the EIP Plan during the nine months ended July 31, 2007:

			Weighted
			Average
		Weighted	Remaining
	Shares	Average	Contractual	Aggregate
	Under	Exercise	Term	Intrinsic
	Option	Price	(Years)	Value
				(Thousands)

Balance at November 1, 2006	1,878,801	$12.13
Exercised	(405,114)	11.24
Cancelled	(57,101)	10.99

Balance at July 31, 2007	1,416,586	12.43	4.83	$33,967

Vested or expected to vest at July 31, 2007	1,206,081	$12.43	4.83	$28,920

Exercisable at July 31, 2007	411,072	$12.79	4.84	$9,704

The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The total intrinsic value of options exercised during the nine months ended July 31, 2007 was $10.2 million.

As of July 31, 2007, pursuant to SFAS 123(R), there was $5.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the EIP Plan. The cost is expected to be recognized over a remaining weighted average period of 1.9 years.

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

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes option activity under the 2006 Plan during the nine months ended July 31, 2007:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
				(Thousands)

Balance at November 1, 2006	2,367,795	$29.10
Granted	3,169,205	35.31
Exercised	(66,435)	29.28
Cancelled	(212,376)	31.54

Balance at July 31, 2007	5,258,189	32.74	6.41	$19,291

Vested or expected to vest at July 31, 2007	5,040,500	$32.74	6.41	$18,492

Exercisable at July 31, 2007	471,045	$29.23	5.82	$3,381

The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The total intrinsic value of options exercised during the nine months ended July 31, 2007 was $500,000.

The weighted average grant date fair value of options granted during the nine months ended July 31, 2007 was $9.52 per share.

As of July 31, 2007, pursuant to SFAS 123(R), there was $43.0 million of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the 2006 Plan. The cost is expected to be recognized over the remaining weighted average period of 3.5 years.

In March 2006, September 2006, January 2007, and July 2007, the Company issued 90,000, 80,000, 12,000, and 33,000, respectively, RSUs to its executive officers and key employees with zero value exercise price. Twenty-five percent of these awards shall vest one year from the date of grant and 1/16th vest quarterly thereafter. The fair value of the RSUs granted is the stock price on March 22, 2006, September 12, 2006, January 3, 2007 and July 2, 2007 of $28.86, $27.50, $35.45 and $35.47, respectively. As of July 31, 2007, 215,000 RSUs are vested or are expected to vest, with an aggregate intrinsic value of $1.4 million. As of July 31, 2007, pursuant to SFAS 123(R), there was $4.9 million of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be recognized over the remaining weighted average period of 3.2 years.

In January 2007, the Company made an award of up to 900,000 RSUs to the Company’s CEO. These RSUs may vest in three tranches over a four year period based upon annual growth in the Company’s net income, as adjusted, per share and its share price. Two-thirds of the RSUs are “performance units” that will vest based on achievement of net income, as adjusted, targets, and one-third of the RSUs are “market units” that will vest based on achievement of net income, as adjusted, targets and specified targets for the share price of the Company’s stock. The performance units are earned in three annual tranches of up to 200,000 each in the event that the Company meets or exceeds specified annual increases in net income, as adjusted, per share for fiscal 2007, 2008, and 2009, based on a target of 20% annual increases. In addition, in each of fiscal 2007, 2008, and 2009, the CEO may earn a further 100,000 market units if the Company achieves both the targeted improvement in net income, as adjusted, per share and there is a corresponding improvement in the Company’s share price, with a final target of $62.20 following fiscal 2009. Each year’s RSUs will not vest until the end of the fiscal year following the year for which the specified target is met.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The compensation cost of the performance and market units related to fiscal 2007 is being recognized over the period from January 2007 through October 2008. The 200,000 performance units related to fiscal 2007 have a fair value of $35.75 per unit based on the fair market value of the underlying shares on the date of grant. The 100,000 market units related to fiscal 2007 have a fair value of $15.74 per unit based on a Monte Carlo simulation model. At July 31, 2007, there was $6.0 million of total unrecognized compensation cost related to the non-vested performance and market units related to fiscal 2007. This cost is expected to be recognized over the remaining vesting period of 15 months. The financial targets for the fiscal 2008 and 2009 tranches have not yet been determined; therefore, no measurement date has occurred for those tranches. The Company will value the fiscal 2008 and 2009 tranches when all factors for measurement have been determined and a measurement date has occurred. Because these shares are contingently issuable, they are excluded from the earnings per share calculation.

Lipman Plans

As part of the acquisition of Lipman on November 1, 2006, VeriFone assumed all of Lipman’s outstanding options. The Company will no longer grant options under the Lipman Plans. The following table summarizes option activity under the Lipman Electronic Engineering, Ltd. Plans (Lipman Plans) during the nine months ended July 31, 2007:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
				(Thousands)

Options assumed on acquisition of Lipman on November 1, 2006	3,375,527	$24.47
Exercised	(873,839)	$19.63
Cancelled	(372,917)	28.06

Balance at July 31, 2007	2,128,771	25.83	5.10	$22,534

Vested or expected to vest at July 31, 2007	1,916,533	$25.82	5.10	$20,287

Exercisable at July 31, 2007	640,425	$22.37	4.46	$8,992

The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

As of July 31, 2007, pursuant to SFAS 123(R), there was $14.0 million of total unrecognized compensation cost related to non-vested shared based compensation arrangements granted under the Lipman Plans. The cost is expected to be recognized over remaining weighted average period of 2.3 years.

The total cash received from employees as a result of employee stock option exercises under all plans for the nine months ended July 31, 2007 was approximately $24.6 million. In connection with these exercises, the tax benefits realized by the Company and credited to equity for the nine months ended July 31, 2007 were $6.9 million.

The Company estimates the grant-date fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123 (R) and SEC Staff Accounting Bulletin No. 107, Share-Based Payment. Expected volatility of the stock is based on the Company’s peer group in the industry in which it does business because the Company does not have sufficient historical volatility data for its own stock. The expected term of options granted is estimated by the Company considering vesting periods and historical trends within the Company’s equity plans and represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the options used in the Black-Scholes valuation model. Estimates of fair value are not intended to predict actual

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under SFAS 123(R).

The fair value of each stock option and stock purchase right was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2007	2006	2007	2006

Expected term of the options	2 years	3 years	2 years	3.1 years
Risk-free interest rate	4.9%	5.2%	4.8%	5.0%
Expected stock price volatility	40%	41%	41%	42%
Expected dividend rate	0.0%	0.0%	0.0%	0.0%

The following table presents the stock compensation expense recognized in accordance with SFAS 123(R) during the nine months ended July 31, 2007 and 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2007	2006	2007	2006

Cost of net revenues	$597	$204	$2,560	$519
Research and development	1,637	326	4,673	716
Sales and marketing	1,931	569	5,426	1,309
General and administrative	2,659	587	12,642	1,254

	$6,824	$1,686	$25,301	$3,798

In addition, in the nine months ended July 31, 2007, the Company recognized $627,000 of stock compensation expense related to the excess over fair value of the vested Lipman options assumed.

The following table presents the stock compensation expense recognized by plan in accordance with SFAS 123(R) during the following periods:

	Three Months Ended	Nine Months Ended
	July 31, 2007	July 31, 2007

New Founders’ Stock Option Plan	$92	$331
Executive Plan	35	67
Outside Directors’ Stock Option Plan	12	81
2005 Equity Incentive option Plan	709	2,046
2006 Equity Incentive Plan	3,853	9,430
Lipman Plans	2,123	13,346

	$6,824	$25,301

Note 10.	Segment and Geographic Information

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

The following table sets forth net revenues and operating income for the Company’s segments (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2007	2006	2007	2006

Net revenues:
International	$128,027	$62,289	$379,192	$181,791
North America	104,570	85,404	289,680	243,045
Corporate	(652)	(76)	(3,088)	(399)

Total revenues	$231,945	$147,617	$665,784	$424,437

Operating income:
International	$33,984	$16,819	$108,295	$45,052
North America	48,267	32,763	128,879	$94,268
Corporate	(45,745)	(21,123)	(171,593)	(62,102)

Total operating income	$36,506	$28,459	$65,581	$77,218

The Company’s long-lived assets which consist primarily of property, plant, and equipment, net by segment were as follows (in thousands):

	July 31,	October 31,
	2007	2006

International	$22,146	$3,277
North America	25,646	6,270

	$47,792	$9,547

The Company’s goodwill by segment was as follows (in thousands):

	July 31,	October 31,
	2007	2006

International	$516,553	$19,102
North America	48,165	33,587

	$564,718	$52,689

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s total assets by segment were as follows (in thousands):

	July 31,	October 31,
	2007	2006

International	$917,738	$125,681
North America	566,517	327,264

	$1,484,255	$452,945

The Company’s depreciation and amortization expense by segment were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2007	2006	2007	2006

International	$1,297	$207	$3,761	$560
North America	753	674	2,053	1,972

	$2,050	$881	$5,814	$2,532

Geographic Information

The net revenues by geographic area were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2007	2006	2007	2006

Europe	$69,549	$31,554	$209,931	$80,754
Latin America	42,672	23,981	124,840	74,426
Asia	15,806	6,754	44,421	26,611
United States	92,564	79,976	257,794	231,400
Canada	11,354	5,352	28,798	11,246

	$231,945	$147,617	$665,784	$424,437

Revenues are allocated to the geographic areas based on the shipping destination of customer orders. Corporate revenues are included in the United States geographic area revenues.

The Company’s long-lived assets exclusive of inter-company accounts were as follows (in thousands):

	July 31,	October 31,
	2007	2006

Europe	$20,219	$2,191
Latin America	908	677
Asia	1,019	270
United States	25,646	6,409

	$47,792	$9,547

Note 11.	Related-Party Transactions

In June 2004, the Company paid a placement fee of $2,920,000 to GTCR Golder Rauner, L.L.C., the manager of equity funds that are stockholders of the Company, for services related to the Credit Facility acquired from Banc of America Securities and Credit Suisse First Boston. The debt issuance costs were amortized over the term of the related debt. The Company recorded amortization of debt issuance costs related to these costs of $69,000 and

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$201,000 for the three and nine months ended July 31, 2006, respectively, which is included in interest expense, net in the accompanying condensed consolidated statements of operations. On October 31, 2006, the Company entered into a new secured credit facility with a syndicate of financial institutions, led by JPMorgan Chase Bank, N.A. and Lehman Commercial Paper Inc. The proceeds were used to repay the outstanding amounts due from the existing secured credit facility and to pay the transaction costs and fund the cash consideration in connection with the merger with Lipman on November 1, 2006. The Company wrote off the remaining balance of unamortized debt issuance cost of the credit facility acquired from Banc of America Securities and Credit Suisse First Boston in the amount of $6.4 million in October 2006 of which $1.6 million relates to the placement fee with GTCR Golden Rauner, L.L.C.

For the three and nine months ended July 31, 2007, the Company recorded sales of $3.6 million and $6.9 million, respectively, from affiliates of related parties which are included in System Solutions net revenues in the accompanying condensed consolidated statements of operations. For the comparable periods in fiscal 2006, the Company recorded $0.7 million and $1.1 million, respectively, of receipts.

Note 12.	Income Taxes

The Company recorded provisions for income taxes of $11.3 million and $19.7 million for the three and nine months ended July 31, 2007, respectively, compared to $9.0 million and $24.3 million for the three and nine months ended July 31, 2006, respectively. The increase in the provision for income taxes for the three months ended July 31, 2007 is primarily attributable to increases in the Company’s effective tax rate. The decrease in the provision for income taxes for the nine months ended July 31, 2007 is primarily attributable to a decrease in pre-tax income offset by an increase in the effective tax rate.

The Company’s effective tax rate was 53.2% for the nine months ended July 31, 2007 as compared to 34.8% for the nine months ended July 31, 2006. The effective tax rate was higher than the expected statutory rate of 35% in the period ended July 31, 2007 due to the impact of an expected increase in the valuation allowance for deferred tax assets for the year ended October 31, 2007. The effective tax rate for the nine months ended July 31, 2007 was also impacted by the increase in the valuation allowance associated with the write off of in-process research and development treated as a discrete item in the tax rate calculation in the first quarter of this fiscal year.

The Company is currently under audit by the Internal Revenue Service (“IRS”) for its fiscal years 2002 to 2004. Although the Company believes it has correctly provided income taxes for the years subject to audit, the IRS may adopt different interpretations. The Company has not yet received any final determinations with respect to this audit.

Note 13.	Employee Benefit Plans

The Company maintains a defined contribution 401(k) plan that allows eligible employees to contribute up to 60% of their pretax salary up to the maximum allowed under Internal Revenue Service regulations. Discretionary employer matching contributions of $0.5 million and $1.5 million were made to the plan during the three and nine months ended July 31, 2007, respectively, compared to $0.5 million and $1.4 million for the comparable periods in fiscal 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. In some cases, forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and assumptions made by management. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A “Risk Factors” below and in Item 1A of our Annual Report on Form 10-K for the year ended October 31, 2006 filed with the SEC on December 18, 2006. The following discussion should be read in conjunction with our consolidated financial statements and related notes included in our 2006 Annual Report on Form 10-K and the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Unless required by law, we expressly disclaim any obligation to update publicly any forward-looking statements, whether as result of new information, future events, or otherwise.

When we use the terms “VeriFone,” “we,” “us,” and “our” in this item, we mean VeriFone Holdings, Inc., a Delaware corporation, and its consolidated subsidiaries.

Overview

We are a global leader in secure electronic payment solutions. We provide expertise, solutions, and services that add value to the point of sale with merchant-operated, consumer-facing, and self-service payment systems for the financial, retail, hospitality, petroleum, government, and healthcare vertical markets. Since 1981, we have designed and marketed system solutions that facilitate the long-term shift toward electronic payment transactions and away from cash and checks. We believe that we have the leading electronic payment solutions brands and, supported by our recent acquisition of Lipman Electronic Engineering Ltd (“Lipman”), we are one of the largest providers of electronic payment systems worldwide in terms of revenues, research and development spending, and profitability.

Our System Solutions consist of point of sale electronic payment devices that run our proprietary and third party operating systems, security and encryption software, and certified payment software as well as third party, value-added applications. Our System Solutions are able to process a wide range of payment types including signature and PIN-based debit cards, credit cards, contactless / radio frequency identification, or RFID, cards and tokens, smart cards, pre-paid gift and other stored-value cards, electronic bill payment, check authorization and conversion, signature capture, and electronic benefits transfer, or EBT. Our proprietary architecture was the first to enable multiple value-added applications, such as gift card and loyalty card programs, healthcare insurance eligibility, and time and attendance tracking, to reside on the same system without requiring recertification when new applications are added to the system. We are an industry leader in multi-application payment system deployments and we believe we have the largest selection of third-party certified value-add applications.

We design our System Solutions to meet the demanding requirements of our direct and indirect customers. Our electronic payment systems are available in several distinctive modular configurations, offering our customers flexibility to support a variety of connectivity options, including wireline and wireless internet protocol, or IP, technologies. We also offer our customers support for installed systems, consulting and project management services for system deployment, and customization of integrated software solutions.

Our customers are primarily global financial institutions, payment processors, petroleum companies, large retailers, government organizations, and healthcare companies, as well as independent sales organizations, or ISOs. The functionality of our System Solutions includes transaction security, connectivity, compliance with certification standards, and the flexibility to execute a variety of payment and non-payment applications on a single system solution.

Results of Operations

Net Revenues

We generate net revenues through the sale of our electronic payment systems and solutions that enable electronic payments, which we identify as System Solutions, and to a lesser extent, warranty and support services and customer specific application development, which we identify as Services.

Net revenues, which include System Solutions and Services, are summarized in the following table (in thousands, except percentages):

	Three Months Ended July 31,				Nine Months Ended July 31,
			Change	Change			Change	Change
	2007	2006	In Dollars	In Percent	2007	2006	In Dollars	In Percent

Systems Solutions	$206,216	$131,960	$74,256	56%	$587,245	$378,781	$208,464	55%
Services	25,729	15,657	10,072	64%	78,539	45,656	32,883	72%

Total	$231,945	$147,617	$84,328	57%	$665,784	$424,437	$241,347	57%

System Solutions

System Solutions net revenues increased $74.3 million, or 56%, to $206.2 million for the three months ended July 31, 2007 from $132.0 million for the three months ended July 31, 2006. System Solutions net revenues comprised 89% of total net revenues for the three months ended July 31, 2007 as compared to 89% for the three months ended July 31, 2006.

International System Solutions net revenues for the three months ended July 31, 2007 increased $55.2 million, or 93%, to $114.7 million. The increase was largely attributable to growth across emerging economies, in particular the countries of Brazil, Turkey, and to a lesser extent, Western Europe. Factors driving the emerging economies increase were the addition of the Nurit, Secura, and Xplorer product lines, acquired in the Lipman acquisition, and the continued desire of these countries to modernize their infrastructure and improve collection of VAT. In Western Europe, acquisition-related sales in the UK, Spain, and Italy were the primary reason for growth. We expect that the proportion of International System Solutions net revenues, relative to North America System Solutions net revenues, will increase at a higher growth rate for at least the next year. In addition, we may experience periodic variations in sales to our International markets.

North America System Solutions net revenues for the three months ended July 31, 2007 increased $19.1 million, or 26%, to $91.5 million. This increase was primarily attributable to an increase in demand for wireless products due to our customers’ interest in differentiating the service they provide to merchants, multi-lane retail solutions which enable PCI security compliance and enhanced customer interaction through full motion video, and higher sales in Canada, where customers are preparing for a transition to EMV and Interac Chip acceptance. Partially offsetting this increase was a decline in sales for a legacy check processing solution.

System Solutions net revenues increased $208.5 million, or 55%, to $587.2 million for the nine months ended July 31, 2007 from $378.8 million for the nine months ended July 31, 2006. System Solutions net revenues comprised 88% of total net revenues for the nine months ended July 31, 2007 as compared to 89% for the nine months ended July 31, 2006.

International System Solutions net revenues for the nine months ended July 31, 2007 increased $161.9 million, or 92%, to $337.3 million. The increase was largely attributable to growth across emerging economies, in particular Brazil, Turkey, countries of Eastern Europe, China, and to a lesser extent, Western Europe. Factors driving the emerging economies increase were the addition of the Nurit, Secura, and Xplorer product lines, acquired in the Lipman acquisition, and continued desire of these countries to modernize their infrastructure and improve collection of VAT. In Western Europe, acquisition related sales in the UK, Spain, and Italy were the primary reason for growth. We expect that the proportion of International System Solutions net revenues, relative to North America System Solutions net revenues, will increase at a higher growth rate for at least the next year. In addition, we may experience periodic variations in sales to our International markets.

North America System Solutions net revenues for the nine months ended July 31, 2007 increased $47.1 million, or 23%, to $250.6 million. This increase was primarily attributable to an increase in demand for wireless products due to our customers’ interest in differentiating the service they provide to merchants, and higher sales in Canada, where customers are preparing for a transition to EMV and Interac Chip acceptance, and growth of multi-lane retail solutions which enable PCI security compliance and enhanced customer interaction through full motion video. Partially offsetting this increase was a decline in sales for a legacy check processing solution.

Services

Services net revenues increased $10.1 million, or 64%, to $25.7 million for the three months ended July 31, 2007 from $15.7 million for the three months ended July 31, 2006. This growth occurred mainly in International Services due to higher growth in maintenance and deployment revenues in Europe and Brazil associated with the acquisition of Lipman. North America revenues were essentially unchanged from the prior year.

Services net revenues increased $32.9 million, or 72%, to $78.5 million for the nine months ended July 31, 2007 compared to the nine months ended July 31, 2006. This growth occurred entirely in International, while North America had a slight decline. International growth was due to higher growth in maintenance revenues and deployment revenues in Europe and Brazil associated with the acquisition of Lipman. The North America decline was due to fewer installations for quick service restaurant customers.

Gross Profit

The following table shows the gross profit for System Solutions and Services (in thousands, except percentages):

	Three Months Ended July 31,				Nine Months Ended July 31,
	Amount		Gross Profit Percentage		Amount		Gross Profit Percentage
	2007	2006	2007	2006	2007	2006	2007	2006

Systems Solutions	$89,594	$59,256	43.4%	44.9%	$233,864	$167,197	39.8%	44.1%
Services	12,417	7,205	48.3%	46.0%	39,727	22,265	50.6%	48.8%

Total	$102,011	$66,461	44.0%	45.0%	$273,591	$189,462	41.1%	44.6%

Gross profit on System Solutions, including amortization of purchased core and developed technology assets, increased $30.3 million, or 51%, to $89.6 million for the three months ended July 31, 2007 from $59.3 million for the three months ended July 31, 2006. Gross profit on System Solutions represented 43.4% of System Solutions net revenues for the three months ended July 31, 2007 down from 44.9% for the three months ended July 31, 2006. Amortization of purchased core and developed technology assets was 4.5% of Systems Solutions net revenues for the three months ended July 31, 2007 compared to 0.8% for the three months ended July 31, 2006 as a result of the Lipman acquisition. Gross profit percentage increased in North America primarily due to a higher proportion of wireless sales, which typically carry a higher margin than landline sales, and reduced sales of a low margin check processing solution. Gross profit percentage also increased due to lower Corporate costs (excluding amortization of non-cash acquisition related charges including increases of $12.2 million of amortization of purchased intangible assets and $0.7 million of amortization of step-down in deferred revenue on acquisition) as a percentage of System Solutions net revenue. Corporate costs are comprised of purchase price variances relating to raw material components, inventory obsolescence, scrap, rework, specific warranty provisions, non-standard freight, and over-and-under absorption of materials management and supply chain engineering overhead. Since these costs are generally incurred on a company-wide basis, it is impractical to allocate them to either the North America or International segment. Corporate cost decreases, as a percentage of System Solutions net revenues, resulted from lower usage of air freight in shipment of systems to our customers. Partially offsetting these benefits was a decrease due to the higher proportion of International net revenues, which typically carry a lower margin than North American net revenues.

Gross profit on System Solutions, including amortization of purchased core and developed technology assets, increased $66.7 million, or 40%, to $233.9 million for the nine months ended July 31, 2007 from $167.2 million for the nine months ended July 31, 2006. Gross profit on System Solutions represented 39.8% of System Solutions net revenues for the nine months ended July 31, 2007 down from 44.1% for the nine months ended July 31, 2006. Amortization of purchased core and developed technology assets and step-up of inventory on acquisition was 7.2% of Systems Solutions net revenues in the nine months ended July 31, 2007 compared to 1.1% in the nine months ended July 31, 2006, as a result of the Lipman acquisition. Gross profit percentage increased in International and to a lesser extent North America. International and North America gross profit percentage increased primarily due to a higher proportion of wireless sales, which typically carry a higher margin than landline sales. This increase was partially offset by the impact of a higher proportion of International net revenues, which typically carry a lower margin than North American net revenues. Corporate costs (excluding amortization of non-cash acquisition related charges including increases of $37.4 million of amortization of purchased intangible assets, $13.7 million of amortization of step-up in inventory on acquisition, $6.6 million of in-process research and development charges, and $2.7 million of amortization of step-down in deferred revenue on acquisition), as a percentage of System Solutions revenues, declined primarily as a result of a reduction in air freight as a percentage of System Solutions net revenues.

Gross profit on Services increased $5.2 million, or 72%, to $12.4 million for the three months ended July 31, 2007 from $7.2 million for the three months ended July 31, 2006. Gross profit on Services represented 48.3% of Services net revenues for the three months ended July 31, 2007 as compared to 46.0% for the three months ended July 31, 2006.

Gross profit on Services increased $17.5 million, or 78%, to $39.7 million for the nine months ended July 31, 2007 from $22.3 million for the nine months ended July 31, 2006. Gross profit represented 50.6% of Services net revenues for the nine months ended July 31, 2007 as compared to 48.8% for the nine months ended July 31, 2006. The improvement in gross profit reflects the higher international service gross margins associated with the Lipman and Payware acquisition as compared to historical VeriFone gross margins.

We expect the gross profit percentages, both System Solutions and Services, of our International segment to continue to be lower than the comparable gross profit percentages of our North America segment.

Research and Development Expense

Research and development (“R&D”) expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended July 31,				Nine Months Ended July 31,
			Change	Change			Change	Change
	2007	2006	In Dollars	In Percent	2007	2006	In Dollars	In Percent

Research and development	$15,560	$11,726	$3,834	33%	$48,604	$35,354	$13,250	37%
Percentage of net revenues	6.7%	7.9%			7.3%	8.3%

R&D expenses increased $3.8 million to $15.6 million for the three months ended July 31, 2007 from $11.7 million for the three months ended July 31, 2006. The increased expenses were primarily due to $3.1 million of expenses incurred at Lipman entities, $1.3 million of stock-based compensation, and $0.7 million of expenses incurred at Payware entities, all partially offset by $1.6 million of expense reductions due to the increased number of projects which have software spending which is required to be capitalized under SFAS 86 for the three months ended July 31, 2007 as compared to the three months ended July 31, 2006.

R&D expenses increased $13.3 million to $48.6 million for the nine months ended July 31, 2007 compared to the nine months ended July 31, 2006. R&D expenses increased primarily due to $9.8 million of expenses incurred at Lipman entities, $4.0 million of stock-based compensation, and $2.3 million of expenses incurred at Payware entities, partially offset by $4.5 million of expense reductions due to the increased number of projects which have software spending which is required to be capitalized under SFAS 86.

We expect R&D expenses to trend down slightly over the next several quarters as a percent of revenue. The decline is anticipated since Lipman R&D expenses have historically been lower than VeriFone R&D expenses and we expect the combination of the two companies’ R&D operations to yield efficiencies.

Sales and Marketing Expense

Sales and marketing expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended July 31,				Nine Months Ended July 31,
			Change	Change			Change	Change
	2007	2006	In Dollars	In Percent	2007	2006	In Dollars	In Percent

Sales and marketing	$23,644	$14,181	$9,463	67%	$69,490	$42,786	$26,704	62%
Percentage of net revenues	10.2%	9.6%			10.4%	10.1%

Sales and marketing expenses increased $9.5 million to $23.6 million for the three months ended July 31, 2007 from $14.2 million for the three months ended July 31, 2006. The higher expenses, due primarily to the acquisitions of Lipman and Payware, included $3.3 million of increased personnel costs, $1.7 million of increased outside services, $1.4 million of increased stock-based compensation, $1.3 million of increased marketing communication expenses, and $0.7 million in travel expenses.

Sales and marketing expenses increased $26.7 million to $69.5 million for the nine months ended July 31, 2007 compared to the nine months ended July 31, 2006. The higher expenses, due primarily to the acquisitions of Lipman and Payware, included $10.7 million of increased personnel costs, $4.4 million of increased outside services, $4.1 million of increased stock-based compensation, $2.5 million of increased marketing communication expenses, and $1.7 million in travel expenses.

We expect sales and marketing expenses to continue to trend down slightly over the next several quarters as a percentage of net revenues as over time the higher revenues of the combined companies are expected to generate economies of scale in our distribution channels.

General and Administrative Expense

General and administrative expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended July 31,				Nine Months Ended July 31,
			Change	Change			Change	Change
	2007	2006	In Dollars	In Percent	2007	2006	In Dollars	In Percent

General and administrative	$21,134	$10,936	$10,198	93%	$66,721	$30,627	$36,094	118%
Percentage of net revenues	9.1%	7.4%			10.0%	7.2%

General and administrative expenses increased $10.2 million to $21.1 million for the three months ended July 31, 2007 from $10.9 million for the three months ended July 31, 2006. The higher expenses were primarily due to the acquisition of Lipman and Payware and included $2.4 million of expenses for the production of documents in response to the U.S. Department of Justice investigation of the Lipman acquisition, the establishment of business controls in former Lipman entities, and a Lipman distributor agreement restructuring charge. In addition, we incurred $2.8 million of increased personnel expense, $2.1 million of increased stock-based compensation, $1.1 million of increased bad debt, and $0.6 million of increased legal expenses.

General and administrative expenses in the nine months ended July 31, 2007 increased $36.1 million to $66.7 million compared to the nine months ended July 31, 2006. The higher expenses were primarily due to the acquisition of Lipman and Payware and included $11.4 million of increased stock-based compensation, $9.8 million of integration expenses relating to the acquisition of Lipman and restructuring charges in VeriFone entities, $7.9 million of increased personnel costs, $1.5 million of increased bad debt expense, $1.3 million of increased audit and accounting fees, $1.0 million of increased legal expenses, and $0.7 million of increased Directors and Officers insurance.

For the next several quarters, we expect general and administrative expenses as a percentage of net revenues to decline as expenses associated with the integration of Lipman diminish over time.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets increased $4.0 million to $5.2 million for the three months ended July 31, 2007 compared with $1.2 million for the three months ended July 31, 2006. For the nine months ended July 31, 2007 amortization of purchased intangible assets increased $13.1 million to $16.6 million from $3.5 million for the nine months ended July 31, 2006. The increase for both periods was primarily due to additional purchased intangible assets relating to the acquisition of Lipman, which was completed on November 1, 2006.

In-Process Research and Development (IPR&D)

We recognized IPR&D expense of $6.6 million during the nine months ended July 31, 2007 in connection with our Lipman acquisition. The products considered to be IPR&D were in our consumer-activated and countertop communication modules which have subsequently reached technological feasibility.

Consumer-activated systems.  We had two projects involving consumer-activated systems in process. The first involved a new category of PIN pad devices with debit, credit, and smart card payment capabilities with interfaces to countertop systems and ECRs. The project was 75% complete at November 1, 2006. The estimated cost of completion at November 1, 2006 was $0.3 million and the expected completion date was December 2006. The project was completed during the three months ended January 31, 2007 for approximately the expected cost.

The second project was a new product family of consumer-activated payment systems for multi-lane retailers. New features include a faster processor, more memory, modular design, a signature capture option, Ethernet/USB option, and smart card option. The project was in the pilot stage. The estimated cost of completion at November 1, 2006 was less than $0.1 million. The project was completed at approximately the estimated cost during the three months ended January 31, 2007.

Countertop communication modules.  This project was developing new modem, Ethernet, and ISDN communication modules for countertop system solutions, consisting of customer firmware and circuit board design intended to achieve desired functions, operating system drivers, library, and application modifications. The project was 50% complete at November 1, 2006. The estimated cost of completion at the acquisition date was $0.2 million and the expected completion date was December 2006. The project was completed during the three months ended January 31, 2007 for approximately expected cost.

We engaged a third-party valuation firm to assist management in determining the estimated fair value of these in-process research and development projects. We prepared cash flow forecasts for the acquired projects and those forecasts were used by the valuation firm to develop a discounted cash flow model. The discount rate assigned to in-process technologies was 19% with consideration given to the risk associated with these in-process projects.

Interest Expense

Interest expense of $9.6 million for the three months ended July 31, 2007 increased from $3.4 million for the three months ended July 31, 2006. For the nine months ended July 31, 2007, interest expense increased $19.0 million to $28.9 million from $9.9 million for the nine months ended July 31, 2006. The increase in both periods was primarily attributable to the increase of our Term B Loan due to the completion of our acquisition of Lipman partially offset by the issuance of our convertible debt. We have accrued interest expense of approximately 1.8 million Brazilian reais (approximately $867,000) based on our current understanding of numerous assessments imposed on our Brazilian subsidiary.

In July 2007, the Financial Accounting Standards Board (“FASB”) approved the preparation of a FASB Staff Position on the accounting for convertible debt instruments with terms similar to our recently issued 1.375% Senior Convertible Notes. We understand that the proposed FSP would require bifurcation of the conversion option from the debt instrument, classification of the conversion option in equity, and then accretion of the resulting discount on the debt to result in additional interest expense being reported in the income statement. We understand that the FASB plans to issue the proposed FSP shortly and the final FSP at the end of 2007. Although the proposed FSP has not been issued and we cannot predict the outcome of the final FSP, we believe that if the FASB determines that we should account for our convertible debt in the manner described above, the accounting for our senior convertible notes would be affected and the impact to our financial position and results of operations could be material.

Interest Income

Interest income of $2.2 million for the three months ended July 31, 2007 increased from $0.9 million for the three months ended July 31, 2006. For the nine months ended July 31, 2007, interest income increased $2.2 million to $4.8 million from $2.6 million for the nine months ended July 31, 2006. The increase in both the three months and nine months ended July 31, 2007 was attributable to higher cash balances for the nine months ended July 31, 2007 relative to the nine months ended July 31, 2006.

Other Income (Expense), Net

Other income (expense), net for the three months ended July 31, 2007 was expense of $4.4 million resulting primarily from the write-off of debt issuance costs of $4.8 million related to the accelerated pay-down of the Term B loan facility. For the nine months ended July 31, 2007, other expense, net was $4.4 million resulting primarily from the write-off of debt issuance costs of $4.8 million related to the accelerated pay-down of the Term B loan facility. This was partially offset by currency transaction gains less foreign currency contract losses of $177,000. Other expense, net for the three months ended July 31, 2006 of $195,000 resulted primarily from $354,000 associated with foreign currency contract losses. This was partially offset by foreign currency transaction gains of $137,000. For the nine months ended July 31, 2006, other income, net was $71,000 resulting primarily from $309,000 associated with foreign currency transaction gains and a $288,000 refund associated with an Indian customs appeal resolution. This was partially offset by foreign currency contract losses of $543,000.

Provision for Income Tax

We recorded a provision for income taxes of $11.3 million and $19.7 million for the three and nine months ended July 31, 2007, respectively, compared to a provision for income taxes of $9.0 million and $24.3 million for the three and nine months ended July 31, 2006. The increase in the provision for income taxes for the three months ended July 31, 2007 is primarily attributable to increases in our effective tax rate. The decrease in the provision for income taxes for the nine months ended July 31, 2007 is primarily attributable to a decrease in pre-tax income offset by an increase in the effective tax.

Our effective tax rate was 53.2% for the nine months ended July 31, 2007 as compared to 34.8% for the nine months ended July 31, 2006. The effective tax rate was higher than the expected statutory rate of 35% in the nine months ended July 31, 2007 due to the impact of an expected increase in the valuation allowance for deferred tax assets for the year ended October 31, 2007. The effective tax rate for the nine months ended July 31, 2007 was also impacted by the increase in the valuation allowance associated with the write off of in-process research and development treated as a discrete item in the tax rate calculation in the three months ended January 31, 2007.

As of July 31, 2007, we have recorded $96.3 million of deferred tax assets, net of valuation allowance, the realization of which is dependent on us generating sufficient U.S. and certain foreign taxable income. Although realization is not assured, our management believes that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters when we reevaluate the underlying basis for our estimates of future domestic and certain foreign taxable income.

We are currently under audit by the Internal Revenue Service (“IRS”) for our fiscal years 2002 to 2004. Although we believe we have correctly provided income taxes for the years subject to audit, the IRS may adopt different interpretations. We have not yet received any final determinations with respect to this audit.

Segment Information

The following table reconciles segmented net revenues and operating income to totals for the three and nine months ended July 31, 2007 and 2006 (in thousands, except percentages). Corporate net revenues and operating income (loss) reflect amortization of purchased intangible assets, stock-based compensation, in-process research and development expense, and amortization of step ups in the fair value of inventories and property, plant, and equipment and the step down in the fair value of deferred revenue resulting from acquisitions. Corporate income (loss) also reflects the difference between the actual and standard cost of System Solutions net revenues and shared operating costs that benefit both segments, predominately research and development expenses and supply chain management.

	Three Months Ended July 31,				Nine Months Ended July 31,
			Change	Change			Change	Change
	2007	2006	In Dollars	In Percent	2007	2006	In Dollars	In Percent

Revenues
International	$128,027	$62,289	$65,738	106%	$379,192	$181,791	$197,401	109%
North America	104,570	85,404	19,166	22%	289,680	243,045	46,635	19%
Corporate	(652)	(76)	(576)	nm	(3,088)	(399)	(2,689)	nm

Total revenues	$231,945	$147,617	$84,328	57%	$665,784	$424,437	$241,347	57%

Operating income:
International	$33,984	$16,819	$17,165	102%	$108,295	$45,052	$63,243	140%
North America	48,267	32,763	15,504	47%	128,879	94,268	34,611	37%
Corporate	(45,745)	(21,123)	(24,622)	117%	(171,593)	(62,102)	(109,491)	176%

Total operating income	$36,506	$28,459	$8,047	28%	$65,581	$77,218	$(11,637)	(15)%

Net revenues growth in International for the three months ended July 31, 2007 as compared to the three months ended July 31, 2006 was primarily driven by an increase of approximately $55.2 million in System Solutions and $10.5 million in Services net revenues. Net revenues growth in International for the nine months ended July 31, 2007 as compared to the nine months ended July 31, 2006 was primarily driven by an increase of approximately $161.9 million in System Solutions and $35.5 million in Services net revenues. See “Results of Operations — Net Revenues” for additional commentary.

Net revenues growth in North America for the three months ended July 31, 2007 as compared to the three months ended July 31, 2006 was primarily driven by an increase of approximately $19.1 million in System Solutions. Net revenues growth in North America for the nine months ended July 31, 2007 as compared to the nine months ended July 31, 2006 was primarily driven by an increase of approximately $47.1 million in System Solutions. See “Results of Operations — Net Revenues” For additional commentary.

The increase in International operating income for the three months ended July 31, 2007 compared to the three months ended July 31, 2006 was mainly due to higher revenues and improved gross margins, partially offset by higher operating expenses.

The increase in operating income for North America for the three months ended July 31, 2007 as compared to the three months ended July 31, 2006 was mainly due to higher revenues and a higher gross profit percentage as a result of higher revenues and improved gross margins. In addition, North America research and development expenses for the three months ended July 31, 2006 included $2.1 million for projects which have since been broadened in scope and will benefit customers outside the North America segment. As a result, the expenses for these projects for the three months ended July 31, 2007 are charged to Corporate.

The increase in International operating income for the nine months ended July 31, 2007 compared to the nine months ended July 31, 2006 was mainly due to increased net revenues and a higher gross profit percentage as a result of higher revenues and improved gross margins, partially offset by higher operating expenses.

The increase in operating income for North America for the nine months ended July 31, 2007 as compared to the nine months ended July 31, 2006 was mainly due to higher revenues and a higher gross profit percentage as a result of higher revenues and improved gross margins. In addition, North America research and development expenses for the nine months ended July 31, 2006 included $6.3 million for projects which have since been broadened in scope and will benefit customers outside the North America segment. As a result, the expenses for these projects for the nine months ended July 31, 2007 are charged to Corporate.

The increase in Corporate operating losses for the three months ended July 31, 2007 was primarily due to higher non-cash acquisition related charges including increases of $12.2 million of amortization of purchased intangible assets and $0.7 million of amortization of step-down in deferred revenue on acquisition. In addition, stock compensation increased by $5.1 million. Approximately $2.1 million of engineering expenses were incurred as projects which previously benefited North America in the three months ended July 31, 2006 were broadened in scope, managed by the Corporate engineering function and charged to Corporate in the three months ended July 31, 2007.

The decrease in Corporate operating income for the nine months ended July 31, 2007 was primarily due to higher non-cash acquisition related charges including increases of $37.4 million of amortization of purchased intangible assets, $13.7 million of amortization of step-up in inventory on acquisition, $6.6 million of in-process research and development charges, and $2.7 million of amortization of step-down in deferred revenue on acquisition. In addition, stock compensation increased by $21.5 million. Approximately $6.3 million of engineering expenses for projects which previously benefited North America in the nine months ended July 31, 2006 were broadened in scope, managed by the Corporate engineering function and charged to Corporate in the nine months ended July 31, 2007.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to service our debt, finance working capital, and to make capital expenditures and investments. At July 31, 2007, our primary sources of liquidity were cash and cash equivalents of $212.9 million and our $40 million unused revolving credit facility.

Cash flow from operations before changes in working capital amounted to $107.3 million. Net income totaled $17.3 million. Non-cash charges of $90.0 million consisted of acquisition-related charges of $51.7 million; stock-based compensation expense of $25.9 million; depreciation and amortization related to property, plant, and equipment, capitalized software, and debt issuance cost totaling $7.7 million; and the non-cash portion of the loss on debt extinguishment totaling $4.8 million.

Cash flow from operations due to changes in working capital netted to an outflow of $14.1 million. The main drivers are as follows:

•	An increase in accounts receivable of $28.2 million due to higher sales;

•	An increase in prepaid expenses and other current assets of $9.1 million;

•	A decrease in accrued expenses and other liabilities of $4.4 million;

•	A decrease in accrued compensation of $4.2 million;

•	A decrease in accrued warranty of $3.5 million;

•	An increase in accounts payable of $16.5 million;

•	An increase in deferred revenue of $10.3 million due to an increase in deferred service such as customer support and installations;

•	A reduction in inventory of $9.8 million; and

•	An increase in tax-related balances totaling $0.4 million, which included increases in deferred tax liabilities of $11.0 million and income taxes payable of $2.0 million, respectively, offset by tax benefits from stock-based compensation of $6.9 million and an increase in deferred tax assets of $5.7 million.

Investing activities used cash of $301.6 million. The acquisition of Lipman used cash of $271.9 million, net of cash and cash equivalents acquired. We also acquired a majority interest in VTS for cash of $3.9 million, net of cash and cash equivalents acquired. Purchases of property, plant, and equipment totaled $21.1 million, including an increase in construction in progress of $15.7 million primarily related to our migrating to a new enterprise resource planning information system, which will replace our existing system. In addition, the capitalization of software development costs were $4.5 million.

Financing activities provided cash of $334.1 million. In November 2006, we drew $305.0 million on our Term B loan to fund our acquisition of Lipman. In June 2007, we issued 1.375% Senior Convertible Notes (the “Senior Notes”) for net proceeds of $307.9 million. We used $260.0 million of the proceeds from the Senior Notes to pay down our Term B loan. In related transactions, we used $80.2 million to purchase a hedge on the Senior Notes and received $31.2 million from the sale of warrants. We received additional proceeds of $24.6 million from the exercise of stock options and $6.9 million from the tax benefit derived from stock-based compensation.

We believe that we have the financial resources to meet our business requirements for the next twelve months, including capital expenditures, working capital requirements, and future strategic investments, and to comply with our financial covenants.

Contractual Obligations

The following table summarizes our contractual obligations as of July 31, 2007 (in thousands):

		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years

Term B loan (including interest)	$337,677	$22,002	$42,830	$41,430	$231,415
Senior convertible notes	337,763	3,865	8,818	325,080	—
Capital lease obligation	78	10	68	—	—
Operating leases	47,024	2,642	16,566	11,982	15,834
Minimum purchase obligations	42,514	42,514	—	—	—

	$765,056	$71,033	$68,282	$378,492	$247,249

Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA), as adjusted

We define earnings before interest, taxes, depreciation, and amortization, or EBITDA, as adjusted, as the sum of (1) net income (excluding extraordinary items of gain or loss and any gain or loss from discontinued operations), (2) interest expense, (3) income taxes, (4) depreciation, amortization, goodwill impairment, and other non-recurring charges, (5) non-cash charges, including non-cash stock-based compensation expense and purchase accounting items, and (6) acquisition related charges and restructuring costs. EBITDA, as adjusted, is a primary component of the financial covenants to which we are subject under our credit agreement. If we fail to maintain required levels of EBITDA, as adjusted, we could have a default under our credit agreement, potentially resulting in an acceleration of all of our outstanding indebtedness. In addition, our management uses EBITDA, as adjusted, as a primary measure to review and assess our operating performance and to compare our current results with those for prior periods as well as with the results of other companies in our industry. These competitors may, due to differences in capital structure and investment history, have interest, tax, depreciation, amortization and other non-cash expenses that differ significantly from ours. The term EBITDA, as adjusted, is not defined under generally accepted accounting principles, or GAAP, and EBITDA, as adjusted, is not a measure of operating income, operating performance or liquidity presented in accordance with GAAP. When assessing our operating performance, you should not consider this data in isolation or as a substitute for our net income calculated in accordance with GAAP. Our EBITDA, as adjusted, has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for net income or other consolidated income statement data prepared in accordance with GAAP. Some of these limitations are:

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

A reconciliation of net income, the most directly comparable U.S. GAAP measure, to EBITDA, as adjusted, for the three and nine months ended July 31, 2007 and 2006 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2007	2006	2007	2006

U.S. GAAP net income	$13,439	$16,755	$17,314	$45,585
Provision for income taxes	11,323	9,009	19,666	24,342
Interest expense excluding acquisition charges	8,309	3,438	26,842	9,914
Interest income	(2,226)	(938)	(4,751)	(2,552)
Depreciation and amortization of property, plant, and equipment	2,049	881	5,814	2,532
Amortization of capitalized software	230	294	800	892
Amortization of purchased intangible assets	14,478	2,230	45,035	7,560
Amortization of step-down in deferred revenue on acquisition	652	76	3,088	399
Amortization of step-up in inventory on acquisition	—	—	13,732	—
In-process research and development	—	—	6,640	—
Stock-based compensation	6,824	1,686	25,301	3,798
Acquisition related charges and restructuring costs	3,572	—	11,807	—
Extinguishment of debt issuance costs	4,764	—	4,764	—

EBITDA as adjusted	$63,414	$33,431	$176,052	$92,470

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of the SEC’s Regulation S-K, consist of interest rate cap agreements and forward foreign currency exchange agreements described under “Quantitative and Qualitative Disclosures about Market Risk.” See Item 3.

Recent Accounting Pronouncements

In July 2006, FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position. FIN 48 indicates that an enterprise shall initially recognize the financial statement effects of a tax position when it is more likely than not of being sustained on examination, based on the technical merits of the position. In addition, FIN 48 indicates that the measurement of a tax position that meets the more likely than not threshold shall consider the amounts and probabilities of the outcomes that could be realized upon ultimate settlement. This interpretation is effective for fiscal years beginning after December 15, 2006 and interim periods within those years. We are in the process of evaluating the impact of adopting FIN 48 on our consolidated results of operations, financial position, or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108“), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statement”. SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. The implementation of SAB 108 did not have a material impact on our consolidated results of operations, financial position, or cash flows.

In September 2006, FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The implementation of SFAS 157 is not expected to have a material impact on our consolidated results of operations, financial position, or cash flows.

In February 2007, FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, provided the provisions of SFAS 157 are applied. We are evaluating SFAS 159 and have not yet determined the impact of the adoption, if any, it will have on our consolidated financial statements.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, bad debts, income taxes, and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For further information on our critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended October 31, 2006, which was filed with the SEC on December 18, 2006.

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

Interest Rates

We are exposed to interest rate risk related to our debt, which bears interest based upon the three-month LIBOR rate. We have reduced our exposure to interest rate fluctuations through the purchase of interest rate caps covering a portion of our variable rate debt. In 2006, we purchased two-year interest rate caps for $118,000 with an initial notional amount of $200 million declining to $150 million after one year with an effective date of November 1, 2006 under which we will receive interest payments if the three-month LIBOR rate exceeds 6.5%. Based on effective interest rates at July 31, 2007, a 50 basis point increase in interest rates on our borrowings subject to variable interest rate fluctuations would increase our interest expense by approximately $1.2 million annually.

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

We have entered into foreign currency forward contracts and other arrangements intended to hedge our exposure to adverse fluctuations in exchange rates. As of July 31, 2007, we had no foreign currency forward contracts outstanding. On August 1, 2007, we entered into foreign currency forward contracts with aggregate notional amounts of $33.2 million to hedge exposures to non-functional currencies. If we chose not to enter into foreign currency forward contracts to hedge against these exposures and if the hedge currencies were to devalue 5% to 10% against the U.S. dollar, results of operations would include a foreign exchange loss of approximately $1.6 million to $3.2 million.

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

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934) occurred during the third quarter of our fiscal year ended July 31, 2007 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

One of our Brazilian subsidiaries has been notified of a tax assessment regarding Brazilian state value added tax, or VAT, for the periods from January 2000 to December 2001 that relates to products supplied to us by a contract manufacturer. The assessment relates to an asserted deficiency of 8.1 million Brazilian reais (approximately $4.2 million) including interest and penalties. The tax assessment was based on a clerical error in which our Brazilian subsidiary omitted the required tax exemption number on its invoices. Management does not expect that we will ultimately incur a material liability in respect of this assessment, because they believe, based in part on advice of our Brazilian tax counsel, that we are likely to prevail in the proceedings relating to this assessment. On May 25, 2005, we had an administrative hearing with the Brazilian Tax Authority with respect to this audit. Management expects to receive the decision of the administrative judges sometime in 2008. In the event we receive an adverse ruling from the administrative body, we will decide whether or not to appeal and would reexamine the determination as to whether an accrual is necessary. It is currently uncertain what impact this state tax examination may have with respect to our use of a corresponding exemption to reduce the Brazilian federal VAT.

Two of our Brazilian subsidiaries that were acquired as a part of the Lipman acquisition have been notified of assessments regarding Brazilian customs penalties that relate to alleged infractions in the importation of goods. The assessments were issued by the Federal Revenue Department in the City of Vitória and the City of São Paulo and relate to an asserted deficiency of a total of 24.9 million Brazilian reais (approximately $12.5 million) excluding interest. The tax authorities allege that the structure used for the importation of goods was simulated with the objective of evading taxes levied on the importation by under invoicing the imported goods; the tax authorities allege that the simulation was created through a fraudulent interposition of parties, where the real sellers and buyers of the imported goods were hidden.

In the Vitória tax assessment, the fines were reduced on a first level administrative decision on January 26, 2007. The proceeding has been remitted to the Taxpayers Council to adjudicate the appeal of the first level administrative decision filed by the tax authorities. We also appealed the first level administrative decision on February 26, 2007. In this appeal, we argued that the tax authorities did not have enough evidence to determine that the import transactions were indeed fraudulent and that, even if there were some irregularities in such importations, they could not be deemed to be our responsibility since all the transactions were performed by the third party importer of the goods. Management expects to receive the decision of the Taxpayers Council sometime in 2008. In the event we receive an adverse ruling from the administrative body, we will decide whether or not to appeal to the judicial level. Based on our current understanding of the underlying facts, we believe that it is probable that our Brazilian subsidiary will be required to pay some amount of fines. We believe the ultimate payment will be in the range of the amount requested by the government of 4.7 million Brazilian reais (approximately $2.4 million) and the amount determined after the first level administrative decision of 1.5 million Brazilian reais (approximately $780,000). We do not believe that there is an amount to accrue that is more likely within that range. Accordingly, we have accrued 1.5 million Brazilian reais (approximately $780,000).

On July 12, 2007, we were notified of a first administrative level decision rendered in the São Paulo tax assessment, which maintained the total fine of 20.2 million Brazilian reais (approximately $10.1 million) imposed. On August 10, 2007, we appealed the first administrative level decision to the Taxpayers Council. Based on our current understanding of the underlying facts, we believe that it is probable that our Brazilian subsidiary will be required to pay some amount of fines, in addition to accrued interest of approximately 5.3 million Brazilian reais (approximately $2.8 million). Accordingly, we have accrued 25.5 million Brazilian reais (approximately $13.3 million).

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

Revenues recognized in our fiscal quarters tend to be back end loaded. This means that sales orders are received and revenue recognized increasingly towards the end of each fiscal quarter. This back end loading, particularly if it becomes more pronounced, could adversely affect our business and results of operations due to the following factors:

•	the manufacturing processes at our internal manufacturing facility could become concentrated in a shorter time period. This concentration of manufacturing could increase labor and other manufacturing costs and negatively impact gross margins. The risk of inventory write offs could also increase if we were to hold higher inventory levels to counteract this;

•	the higher concentration of orders may make it difficult to accurately forecast component requirements and, as a result, we could experience a shortage of the components needed for production, possibly delaying shipments and causing lost orders; and

•	if we are unable to fill orders at the end of a quarter, shipments may be delayed. This could cause us to fail to meet our revenue and operating profit expectations for a particular quarter and could increase the fluctuation of quarterly results if shipments are delayed from one fiscal quarter to the next or orders are cancelled by customers.

We face risks related to a planned migration to a common enterprise resource planning information system to integrate all business and finance activities.

We are in the process of migrating to a new enterprise resource planning information system, which will replace our existing system. We plan to substantially integrate all of our business and finance activities into this new system by the first quarter of fiscal year 2008. Due to the size and complexity of our business, including the recent acquisition of Lipman, the conversion process will be very challenging. Any disruptions and problems that occur during the system conversion could adversely impact our ability to finish the conversion in a timely and cost effective way. Even if we do succeed, the implementation may be much more costly than we anticipated. If we are unable to successfully implement our new information system as planned, in addition to adversely impacting our financial position, results of operations and cash flows in the short and long term, it could also affect our ability to collect the information necessary to timely file our financial reports with the SEC.

A majority of our net revenues is generated outside of North America and we intend to continue to expand our operations internationally. Our results of operations could suffer if we are unable to manage our international expansion and operations effectively.

During the three months ended July 31, 2007, 56% of VeriFone’s net revenues were generated outside of North America. We expect our percentage of net revenues generated outside of North America to continue to increase in the coming years. Part of our strategy is to expand our penetration in existing foreign markets and to enter new foreign markets. Our ability to penetrate some international markets may be limited due to different technical standards, protocols or product requirements. Expansion of our International business will require significant management attention and financial resources. Our International net revenues will depend on our continued success in the following areas:

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

A diminishing portion of our gross finished goods consists of non-PCI compliant products. Due to an upcoming PCI deadline, we must successfully deplete the non-PCI inventory while transitioning customers to PCI products. Our results of operations could suffer if we are unable to manage our inventory and marketing programs to meet this objective.

The major card associations have introduced new security standards to address the growing demand for transaction security. Visa International, MasterCard International and JCB Co., Ltd. continue to cooperate on the development and release of more stringent Payment Card Industry, or PCI, specification and test methods for the certification of electronic payment systems for secure debit transactions. This new set of standards applies wherever Visa, MasterCard, and JCB cards are accepted and must be adhered to by December 31, 2007, which means that we will largely not be able to sell non-PCI compliant products after this date. A diminishing portion of our gross finished goods consist of non-PCI compliant products. While we do not believe that we will have a material exposure, if we are not able to successfully deplete this non-PCI inventory, our financial results could be adversely affected.

We are exposed to various risks related to legal proceedings or claims that may harm our operating results or financial condition.

In the ordinary course of our business, we are subject to periodic lawsuits, investigations and claims. We cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us.

One of our Brazilian subsidiaries has been notified of a tax assessment regarding Brazilian state value added tax, or VAT, for the periods from January 2000 to December 2001 that relates to products supplied to us by a contract manufacturer. The assessment relates to an asserted deficiency of 8.1 million Brazilian reais (approximately $4.2 million) including interest and penalties. The tax assessment was based on a clerical error in which our Brazilian subsidiary omitted the required tax exemption number on its invoices. On May 25, 2005, we had an administrative hearing with respect to this audit. Management expects to receive the decision of the administrative judges sometime in 2008. In the event we receive an adverse ruling from the administrative body, we will decide whether or not to appeal and would reexamine the determination as to whether an accrual is necessary. It is currently uncertain what impact this state tax examination may have with respect to our use of a corresponding exemption to reduce the Brazilian federal VAT.

Two of our Brazilian subsidiaries that were acquired as a part of the Lipman acquisition have been notified of assessments regarding Brazilian customs penalties that relate to alleged infractions in the importation of goods. The assessments were issued by the Federal Revenue Department in the City of Vitória and the City of São Paulo and relate to an asserted deficiency of a total 24.9 million Brazilian reais (approximately $12.5 million) excluding interest. The tax authorities allege that the structure used for the importation of goods was simulated with the objective of evading taxes levied on the importation by under invoicing the imported goods; the tax authorities allege that the simulation was created through a fraudulent interposition of parties, where the real sellers and buyers of the imported goods were hidden.

In the Vitória tax assessment, the fines were reduced on a first level administrative decision on January 26, 2007. The proceeding has been remitted to the Taxpayers Council to adjudicate the appeal of the first level administrative decision filed by the tax authorities. We also appealed the first level administrative decision on February 26, 2007. In this appeal, we argued that the tax authorities did not have enough evidence to determine that the import transactions were indeed fraudulent and that, even if there were some irregularities in such importations, they could not be deemed to be our responsibility since all the transactions were performed by the third party importer of the goods. Management expects to receive the decision of the Taxpayers Council sometime in 2008. In the event we receive an adverse ruling from the administrative body, we will decide whether or not to appeal to the judicial level. Based on our current understanding of the underlying facts, we believe that it is probable that our Brazilian subsidiary will be required to pay some amount of fines. We believe the ultimate payment will be in the range of the amount requested by the government of 4.7 million Brazilian reais (approximately $2.4 million) and the amount determined after the first level administrative decision of 1.5 million Brazilian reais (approximately $780,000). We do not believe that there is an amount to accrue that is more likely within that range. Accordingly, we have accrued 1.5 million Brazilian reais (approximately $780,000).

On July 12, 2007, we were notified of a first administrative level decision rendered in the São Paulo tax assessment, which maintained the total fine of 20.2 million Brazilian reais (approximately $10.1 million) imposed. On August 10, 2007 we appealed the first administrative level decision to the Taxpayers Council. Based on our current understanding of the underlying facts, we believe that it is probable that our Brazilian subsidiary will be required to pay some amount of fines, in addition to accrued interest of approximately 5.3 million Brazilian reais (approximately $2.8 million). Accordingly, we have accrued 25.5 million Brazilian reais (approximately $13.3 million).

On December 11, 2006, we received a civil investigative demand from the U.S. Department of Justice regarding an investigation into our acquisition of Lipman which requests certain documents and other information, principally with respect to the companies’ integration plans and communications prior to the completion of this acquisition. We are producing documents in response to this request and certain current and former employees have provided information to a representative of the DOJ. We are not aware of any violations in connection with the matters that are the subject of the investigation but cannot predict what actions, if any, will result from this investigation.

Any modification of the accounting guidelines for convertible debt could result in higher interest expense related to our convertible debt, which could materially impact our results of operations and earnings per share.

In July 2007, the Financial Accounting Standards Board (“FASB”) approved the preparation of a FASB Staff Position on the accounting for convertible debt instruments with terms similar to our recently issued 1.375% Senior Convertible Notes. The FASB proposal would require us to allocate a portion of the proceeds on the debt to the embedded conversion feature, thereby creating a discount on the value stated of the debt. This discount would subsequently be amortized as interest expense over the term of the instrument resulting in an increase to our reported interest expense. This could materially impact our results of operations and earnings per share.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Convertible Debt

On June 22, 2007, we issued $316.25 million aggregate principal amount of senior convertible notes due 2012, which includes the initial purchasers’ exercise in full of their option to purchase additional notes. The offering was made in offerings through Lehman Brothers Inc. and JP Morgan Securities Inc. (“initial purchasers”) to qualified institutional buyers pursuant to Section 4(2) and Rule 144A under the Securities Act of 1933, as amended. The interest rate on the notes is 1.375%.

In connection with the offering, we entered into convertible note hedge transactions with affiliates of the initial purchasers (the “counterparties”) that generally are expected to reduce the potential equity dilution upon conversion of the notes, including those being sold in connection with the over allotment option. We also sold warrants to those counterparties, which could have a dilutive effect on our earnings per share. The warrants have an initial strike price of $62.356 per share which may reset, if higher, to a 70% premium over the market price of our common stock determined in approximately six months from the pricing of the offering.

The net proceeds from the offering, after deducting the initial purchasers’ discounts and estimated offering expenses payable by us, were approximately $307.8 million. We applied the net proceeds from the offering after deducting the net costs of our convertible note hedge and warrant transactions to repay in part the senior secured bank debt of our principal operating subsidiary, VeriFone, Inc.

The notes are convertible, at the option of the holder, into cash and, if applicable, shares of our common stock initially at a conversion rate of 22.7190 shares per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $44.02 per share), subject to adjustment as described in the notes, at any time on or prior to the close of business on the second business day immediately preceding the maturity date only under the following circumstances:

•	on any date during any fiscal quarter beginning after October 31, 2007 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter;

•	at any time on or after March 15, 2012;

•	if we distribute to all holders of our common stock rights or warrants (other than pursuant to a rights plan) entitling them to purchase, for a period of 45 calendar days or less, shares of our common stock at a price less than the average closing sale price for the ten trading days preceding the declaration date for such distribution;

•	if we distribute to all holders of our common stock, cash or other assets, debt securities or rights to purchase our securities (other than pursuant to a rights plan), which distribution has a per share value exceeding 10% of the closing sale price of our common stock on the trading day preceding the declaration date for such distribution;

•	during a specified period if certain types of fundamental changes occur; or

•	during the five business-day period following any five consecutive trading-day period in which the average trading price for the notes was less than 98% of the average of the closing sale price of our common stock for each day during such five trading-day period multiplied by the then current conversion rate.

Upon conversion, we will deliver cash and shares of our common stock, if applicable, based on a daily conversion value calculated as described in the notes.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibits

The following documents are filed as Exhibits to this report:

Exhibit
Number	Description

4.1	Indenture related to the 1.375% Senior Convertible Notes due 2012, dated as of June 22, 2007, between VeriFone Holdings, Inc. and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the registrant’s current Report on Form 8-K filed June 22, 2007).
4.2	Registration Rights Agreement, dated as of June 22, 2007, between VeriFone Holdings, Inc. and Lehman Brothers Inc. and J.P. Morgan Securities Inc. (incorporated herein by reference to Exhibit 4.2 to the registrant’s current Report on Form 8-K filed June 22, 2007).
10.1	Confirmation of Convertible Note Hedge Transaction, dated June 18, 2007, by and between VeriFone Holdings, Inc. and Lehman Brothers OTC Derivatives Inc. (incorporated herein by reference to Exhibit 10.1 to the registrant’s current Report on Form 8-K filed June 22, 2007).
10.2	Confirmation of Convertible Note Hedge Transaction, dated June 18, 2007, by and between VeriFone Holdings, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated herein by reference to Exhibit 10.2 to the registrant’s current Report on Form 8-K filed June 22, 2007).
10.3	Confirmation of Warrant Transaction, dated June 18, 2007, by and between VeriFone Holdings, Inc. and Lehman Brothers OTC Derivatives Inc. (incorporated herein by reference to Exhibit 10.3 to the registrant’s current Report on Form 8-K filed June 22, 2007).
10.4	Confirmation of Warrant Transaction, dated June 18, 2007, by and between VeriFone Holdings, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated herein by reference to Exhibit 10.4 to the registrant’s current Report on Form 8-K filed June 22, 2007).
10.5	Amendment to Confirmation of Warrant Transaction, dated June 21, 2007, by and between VeriFone Holdings, Inc. and Lehman Brothers OTC Derivatives Inc. (incorporated herein by reference to Exhibit 10.5 to the registrant’s current Report on Form 8-K filed June 22, 2007).
10.6	Amendment to Confirmation of Warrant Transaction, dated June 21, 2007, by and between VeriFone Holdings, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated herein by reference to Exhibit 10.6 to the registrant’s current Report on Form 8-K filed June 22, 2007).
31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIFONE HOLDINGS, INC

By:	/s/ Douglas G. Bergeron
Douglas G. Bergeron
Chairman and Chief Executive Officer

By:	/s/ Barry Zwarenstein
Barry Zwarenstein
Executive Vice President and
Chief Financial Officer

Date: September 7, 2007

EXHIBIT INDEX

Exhibit
Number	Description

4.1	Indenture related to the 1.375% Senior Convertible Notes due 2012, dated as of June 22, 2007, between VeriFone Holdings, Inc. and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the registrant’s current Report on Form 8-K filed June 22, 2007).
4.2	Registration Rights Agreement, dated as of June 22, 2007, between VeriFone Holdings, Inc. and Lehman Brothers Inc. and J.P. Morgan Securities Inc. (incorporated herein by reference to Exhibit 4.2 to the registrant’s current Report on Form 8-K filed June 22, 2007).
10.1	Confirmation of Convertible Note Hedge Transaction, dated June 18, 2007, by and between VeriFone Holdings, Inc. and Lehman Brothers OTC Derivatives Inc. (incorporated herein by reference to Exhibit 10.1 to the registrant’s current Report on Form 8-K filed June 22, 2007).
10.2	Confirmation of Convertible Note Hedge Transaction, dated June 18, 2007, by and between VeriFone Holdings, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated herein by reference to Exhibit 10.2 to the registrant’s current Report on Form 8-K filed June 22, 2007).
10.3	Confirmation of Warrant Transaction, dated June 18, 2007, by and between VeriFone Holdings, Inc. and Lehman Brothers OTC Derivatives Inc. (incorporated herein by reference to Exhibit 10.3 to the registrant’s current Report on Form 8-K filed June 22, 2007).
10.4	Confirmation of Warrant Transaction, dated June 18, 2007, by and between VeriFone Holdings, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated herein by reference to Exhibit 10.4 to the registrant’s current Report on Form 8-K filed June 22, 2007).
10.5	Amendment to Confirmation of Warrant Transaction, dated June 21, 2007, by and between VeriFone Holdings, Inc. and Lehman Brothers OTC Derivatives Inc. (incorporated herein by reference to Exhibit 10.5 to the registrant’s current Report on Form 8-K filed June 22, 2007).
10.6	Amendment to Confirmation of Warrant Transaction, dated June 21, 2007, by and between VeriFone Holdings, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated herein by reference to Exhibit 10.6 to the registrant’s current Report on Form 8-K filed June 22, 2007).
31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.