Form 10-Q/A
period 2007-01-31
VeriFone Holdings, Inc.
filed 2008-08-19
CIK 1312073

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 2)

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-32465

VERIFONE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3692546 (I.R.S. Employer Identification No.)

2099 Gateway Place, Suite 600
San Jose, CA 95110
(Address of principal executive offices with zip code)

(408) 232-7800
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

At March 7, 2007, the number of shares outstanding of the registrant’s common stock, $0.01 par value per share was 82,654,237.

EXPLANATORY NOTE

This Amendment No. 2 (the “Second Amended 10-Q”) to the Quarterly Report on Form 10-Q/A of VeriFone Holdings, Inc. (the “Company” or “VeriFone”) for the three months ended January 31, 2007 is being filed to correct certain errors in VeriFone’s Condensed Consolidated Financial Statements and the related disclosures.

As discussed in Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the notes to the accompanying Condensed Consolidated Financial Statements in this Second Amended 10-Q, the correction of these errors from previously reported information for the three months ended January 31, 2007 has resulted in a reduction in income (loss) before income taxes of $12.5 million and an associated $12.5 million increase in total cost of net revenues.

On December 3, 2007, we announced that our management had identified errors in accounting related to the valuation of in-transit inventory and the allocation of manufacturing and distribution overhead to inventory and that as a result of these errors we anticipated that a restatement of our unaudited condensed consolidated financial statements would be required for the following interim periods:

•	the three months ended January 31, 2007;

•	the three and six months ended April 30, 2007; and

•	the three and nine months ended July 31, 2007.

On December 3, 2007, following our announcement, the Audit Committee approved the commencement of an independent investigation into the errors in accounting that led to the anticipated restatement. The Audit Committee engaged independent counsel, Simpson Thacher & Bartlett LLP (“Simpson Thacher”), to conduct the independent investigation under the Audit Committee’s supervision. Simpson Thacher engaged Navigant Consulting, Inc. (“Navigant”) as independent forensic accountants. The scope of the investigation was proposed by Simpson Thacher in consultation with Navigant and approved by the Audit Committee.

On April 2, 2008, the Company announced that its Audit Committee had completed the independent investigation. The Audit Committee investigation found no evidence that any period prior to fiscal year 2007 required restatement.

Concurrently with the Audit Committee investigation, we also conducted an internal review for the purpose of restating our fiscal 2007 interim financial statements and preparing our fiscal 2007 annual financial statements and fiscal 2008 interim financial statements. This review included evaluations of the previously made accounting determinations and judgments. As a result, we have also corrected additional errors, including errors that had previously not been corrected because our management believed that individually and in the aggregate such errors were not material to our consolidated financial statements. Management also made additional adjustments to reduce certain accruals which had been recorded, such as bonuses, which were accrued based upon information which, following the restatement, was no longer accurate.

The following items have been amended principally as a result of, and to reflect, the restatements:

•	Part I — Item 1. Financial Statements (Unaudited);

•	Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Part I — Item 4. Controls and Procedures; and

•	Part II — Item 6. Exhibits.

For the convenience of the reader, this Second Amended 10-Q amends and restates in its entirety the Quarterly Report on Form 10-Q/A for the three months ended January 31, 2007 (the “Amended 10-Q”). However, this Second Amended 10-Q amends only the items referred to above, in each case as a result of and to reflect the adjustments discussed above and more fully in Note 2 of the accompanying Condensed Consolidated Financial Statements and related disclosures. No other information in the Amended 10-Q is amended hereby. The foregoing items have not been updated to reflect other events occurring after the filing of the Amended 10-Q, or to modify or update those disclosures affected by other subsequent events. In particular, forward-looking statements included in the Second

Amended 10-Q represented management’s views as of the date of filing of the Amended 10-Q for the quarterly period ended January 31, 2007 on March 12, 2007. Such forward-looking statements should not be assumed to be accurate as of any future date. VeriFone undertakes no duty to update such information whether as a result of new information, future events or otherwise.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, VeriFone’s principal executive officer and principal financial officer are providing Rule 13a-14(a) certifications dated August 19, 2008 in connection with this Second Amended 10-Q (but otherwise identical to their prior certifications) and are also furnishing, but not filing, written statements pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 19, 2008 (but otherwise identical to their prior statements).

VeriFone Holdings, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
	2007	2006
	(Restated)(1)
	(Unaudited)
	(In thousands, except par value)

ASSETS
Current assets:
Cash and cash equivalents	$161,889	$86,564
Accounts receivable, net of allowances of $2,917 and $2,364	155,719	119,839
Inventories	117,481	86,631
Deferred tax assets	15,231	13,267
Prepaid expenses and other current assets	38,758	12,943

Total current assets	489,078	319,244
Property, plant and equipment, net	30,467	7,300
Purchased intangible assets, net	201,396	16,544
Goodwill	565,222	52,689
Deferred tax assets	25,221	21,706
Debt issuance costs, net	10,659	10,987
Transaction costs	—	12,350
Other assets	19,626	12,125

Total assets	$1,341,669	$452,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,378	$66,685
Income taxes payable	4,573	5,951
Accrued compensation	19,985	16,202
Accrued warranty	5,843	4,902
Deferred revenue, net	34,366	23,567
Accrued expenses	4,306	4,752
Accrued transaction costs	—	12,000
Other current liabilities	45,172	13,661
Current portion of long-term debt	5,058	1,985
Restructuring liabilities	3,186	2,963

Total current liabilities	191,867	152,668
Accrued warranty	448	530
Deferred revenue	12,324	7,371
Long-term debt, less current portion	495,065	190,904
Deferred tax liabilities	70,939	859
Other long-term liabilities	12,383	1,872

Total liabilities	783,026	354,204
Stockholders’ equity:
Preferred Stock: 10,000 shares authorized as of January 31, 2007 and October 31, 2006; no shares issued and outstanding as of January 31, 2007 and October 31, 2006	—	—
Common Stock: $0.01 par value, 100,000 shares authorized at January 31, 2007 and October 31, 2006; 82,439 and 68,148 shares issued and outstanding as of January 31, 2007 and October 31, 2006	824	682
Additional paid-in-capital	599,692	140,569
Accumulated deficit	(49,147)	(43,468)
Accumulated other comprehensive income	7,274	958

Total stockholders’ equity	558,643	98,741

Total liabilities and stockholders’ equity	$1,341,669	$452,945

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended January 31,
	2007	2006
	(Restated)(1)
	(Unaudited)
	(In thousands, except per share data)

Net revenues:
System Solutions	$188,966	$118,685
Services	27,397	15,945

Total net revenues	216,363	134,630
Cost of net revenues:
System Solutions	133,291	67,115
Services	14,449	7,913

Total cost of net revenues	147,740	75,028

Gross profit	68,623	59,602
Operating expenses:
Research and development	16,898	11,407
Sales and marketing	23,040	14,201
General and administrative	17,376	9,698
Amortization of purchased intangible assets	5,351	1,159
In-process research and development	6,560	—

Total operating expenses	69,225	36,465

Operating income (loss)	(602)	23,137
Interest expense	(9,756)	(3,279)
Interest income	991	687
Other income (expense), net	(261)	201

Income (loss) before income taxes	(9,628)	20,746
Provision for (benefit from) income taxes	(3,949)	6,952

Net income (loss)	$(5,679)	$13,794

Net income (loss) per share:
Basic	$(0.07)	$0.21

Diluted	$(0.07)	$0.20

Weighted-average shares used in computing net income (loss) per share:
Basic	80,993	65,705

Diluted	80,993	68,810

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	January 31,
	2007	2006
	(Restated)(1)
	(Unaudited)
	(In thousands)

Cash flows from operating activities
Net income (loss)	$(5,679)	$13,794
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of purchased intangible assets	14,960	2,752
Depreciation and amortization of property, plant and equipment	2,004	774
Amortization of capitalized software	295	275
In-process research and development	6,560	—
Amortization of debt issuance costs	328	266
Stock-based compensation	7,796	923
Minority interest and equity in earnings of affiliates and other	24	9

Net cash provided by operating activities before changes in working capital	26,288	18,793
Changes in operating assets and liabilities:
Accounts receivable, net	(2,623)	(5,543)
Inventories	35,289	(3,503)
Deferred tax assets	(1,903)	(853)
Prepaid expenses and other current assets	(14,458)	(956)
Other assets	(2,362)	(190)
Accounts payable	(6,905)	(5,298)
Income taxes payable	(1,705)	4,639
Tax benefit from stock-based compensation	(2,342)	(874)
Accrued compensation	(3,762)	(1,512)
Accrued warranty	(1,226)	(333)
Deferred revenue, net	6,862	2,549
Deferred tax liabilities	4,981	—
Accrued expenses and other liabilities	(13,796)	(473)

Net cash provided by operating activities	22,338	6,446
Cash flows from investing activities
Software development costs capitalized	(1,145)	(428)
Purchase of property, plant and equipment, net	(6,571)	(610)
Purchase of other assets	—	(276)
Purchases of marketable securities	—	(55,950)
Sales and maturities of marketable securities	—	51,150
Acquisition of business, net of cash and cash equivalents acquired	(259,857)	—

Net cash used in investing activities	(267,573)	(6,114)
Cash flows from financing activities
Proceeds from long-term debt, net of costs	304,950	—
Repayment of long-term debt	—	(462)
Repayments of capital leases	(13)	(55)
Tax benefit of stock-based compensation	2,342	874
Proceeds from exercises of stock options	12,986	324
Other	22	45

Net cash provided by financing activities	320,287	726
Effect of foreign currency exchange rate changes on cash	273	473

Net increase in cash and cash equivalents	75,325	1,531
Cash and cash equivalents, beginning of period	86,564	65,065

Cash and cash equivalents, end of period	$161,889	$66,596

Supplemental disclosures of cash flow information
Cash paid for interest	$3,556	$3,085

Cash paid for taxes	$2,404	$3,434

Supplemental schedule of non-cash transactions:
Issuance of common stock and stock options for business acquisition	$435,228	$—

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.	Description of Business

VeriFone Holdings, Inc. (“VeriFone” or the “Company”) was incorporated in the state of Delaware on June 13, 2002. VeriFone designs, markets, and services electronic payment solutions that enable secure electronic payments among consumers, merchants, and financial institutions.

On November 1, 2006, the Company acquired all of the outstanding ordinary shares of Lipman Electronic Engineering Ltd. (“Lipman”). The consideration paid to acquire Lipman was $344.7 million in cash, 13,462,474 shares of common stock of the Company and assumption of all outstanding Lipman stock options. See Note 4 of Notes to Condensed Consolidated Financial Statements for additional information related to this business combination.

Note 2.	Restatement of Condensed Consolidated Financial Statements

Background

On December 3, 2007, the Company announced that its management had identified errors in accounting related to the valuation of in-transit inventory and the allocation of manufacturing and distribution overhead to inventory and that as a result of these errors, the Company anticipated that a restatement of its unaudited condensed consolidated financial statements would be required for the following interim periods:

•	the three months ended January 31, 2007;

•	the three and six months ended April 30, 2007; and

•	the three and nine months ended July 31, 2007.

On December 3, 2007, following the announcement, the Company’s Audit Committee approved the commencement of an independent investigation into the errors in accounting that led to the anticipated restatement. The Audit Committee engaged independent counsel, Simpson Thacher & Bartlett LLP (“Simpson Thacher”), to conduct the independent investigation under the Audit Committee’s supervision. Simpson Thacher engaged Navigant Consulting, Inc. (“Navigant”) as independent forensic accountants. The scope of the investigation was proposed by Simpson Thacher in consultation with Navigant and approved by the Audit Committee. The investigation involved a program of forensic analysis designed to investigate, among other things:

•	the circumstances surrounding the errors identified by management and described in the Company’s December 3, 2007 announcement;

•	whether additional errors existed requiring further restatement in the interim periods of fiscal 2007 and the adjustments required to correct and restate the Company’s interim financial statements; and

•	whether evidence existed indicating that periods prior to fiscal 2007 may also be required to be restated.

Simpson Thacher and Navigant assembled an investigative team that ultimately consisted of approximately 70 professionals. Information and documents were gathered from current and former employees worldwide. Using search technology, the investigative team evaluated over five million documents in physical and electronic form. Navigant also reviewed relevant accounting databases and journal entries. The investigative team also conducted more than 25 interviews of senior executives, former senior executives of Lipman, and current and former finance, accounting and supply chain personnel.

The Company announced on April 2, 2008 that the investigation was complete and that the investigation had confirmed the existence of the errors in accounting identified in the Company’s December 3, 2007 announcement. In particular, the investigation confirmed that incorrect manual journal and elimination entries had been made primarily by the Company’s Sacramento, California supply chain accounting team with respect to several inventory-related matters.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The investigation also concluded that existing policies with respect to manual journal entries were not followed and that the review processes and controls in place were not sufficient to identify and correct the errors in a timely manner. The investigation found no evidence that any period prior to fiscal year 2007 required restatement.

Among the most significant errors giving rise to the restatement were:

•	manual journal entries made for the three months ended January 31, 2007 that erroneously added manufacturing and distribution overhead to inventory held at former Lipman subsidiaries, notwithstanding that overhead had already been allocated to that inventory. This duplication erroneously increased reported inventory and reduced reported cost of net revenues by $7.7 million in the three months ended January 31, 2007;

•	manual journal entries made for the periods ended April 30, 2007 and July 31, 2007 that erroneously recorded in-transit inventory of an additional $12.7 million at April 30, 2007 and an additional $7.3 million at July 31, 2007 based on erroneous methodology and application of source documents; and

•	$6.3 million in errors made in the elimination of intercompany profit in inventory for the nine months ended July 31, 2007.

Concurrently with the Audit Committee investigation, the Company also conducted an internal review for the purpose of restating the Company’s fiscal 2007 interim financial statements and preparing the Company’s fiscal 2007 annual financial statements and fiscal 2008 interim financial statements. This review included evaluations of the previously made accounting determinations and judgments. As a result, the Company has also corrected additional errors, including errors that had previously not been corrected because management believed that individually and in the aggregate such errors were not material to the Company’s consolidated financial statements. Management also made additional adjustments to reduce certain accruals which had been recorded, such as bonuses, which were accrued based upon information which, following the restatement, was no longer accurate.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restatement Adjustments

The following tables present the impact of the restatement adjustments on the Company’s previously reported condensed consolidated balance sheet as of January 31, 2007, condensed consolidated statement of operations for the three months ended January 31, 2007, and condensed consolidated statement of cash flows for the three months ended January 31, 2007. The impact to the statement of cash flows is the result of the adjustments to the condensed consolidated balance sheet and condensed consolidated statements of operations described below.

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2007
	As Reported	Adjustments	Ref.	Restated
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$161,889	$—		$161,889
Accounts receivable, net of allowances	157,739	(2,020)	(g)	155,719
Inventories	130,815	(13,334)	(b)	117,481
Deferred tax assets	14,569	662	(e)	15,231
Prepaid expenses and other current assets	24,823	13,935	(e), (g)	38,758

Total current assets	489,835	(757)		489,078
Property, plant and equipment, net	32,461	(1,994)	(f)	30,467
Purchased intangible assets, net	201,130	266	(f)	201,396
Goodwill	534,703	30,519	(f)	565,222
Deferred tax assets	25,225	(4)	(e)	25,221
Debt issuance costs, net	10,659	—		10,659
Other assets	13,816	5,810	(f)	19,626

Total assets	$1,307,829	$33,840		$1,341,669

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,893	$(515)		$69,378
Income taxes payable	3,490	1,083	(e)	4,573
Accrued compensation	19,667	318		19,985
Accrued warranty	5,843	—		5,843
Deferred revenue, net	34,101	265		34,366
Accrued expenses	4,306	—		4,306
Other current liabilities	45,185	(13)		45,172
Current portion of long-term debt	5,058	—		5,058
Restructuring liabilities	3,186	—		3,186

Total current liabilities	190,729	1,138		191,867
Long-term liabilities	563,145	28,014	(e)	591,159

Total liabilities	753,874	29,152		783,026
Total stockholders’ equity	553,955	4,688	(h)	558,643

Total liabilities and stockholders’ equity	$1,307,829	$33,840		$1,341,669

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended January 31, 2007
	As Reported	Adjustments	Ref.	Restated
	(In thousands, except per share data)

Net revenues:
System Solutions	$189,229	$(263)	(a)	$188,966
Services	27,397	—		27,397

Total net revenues	216,626	(263)		216,363
Cost of net revenues:
System Solutions	122,649	10,642		133,291
Services	12,597	1,852		14,449

Total cost of net revenues	135,246	12,494	(c)	147,740

Gross profit	81,380	(12,757)		68,623
Operating expenses:
Research and development	16,806	92		16,898
Sales and marketing	22,523	517	(d)	23,040
General and administrative	18,405	(1,029)	(d)	17,376
Amortization of purchased intangible	5,328	23		5,351
In-process research and development	6,530	30		6,560

Total operating expenses	69,592	(367)		69,225

Operating income (loss)	11,788	(12,390)		(602)
Interest expense	(9,756)	—		(9,756)
Interest income	972	19		991
Other expense, net	(137)	(124)		(261)

Income (loss) before income taxes	2,867	(12,495)		(9,628)
Provision for (benefit from) income taxes	3,851	(7,800)	(e)	(3,949)

Net income (loss)	$(984)	$(4,695)		$(5,679)

Net income (loss) per share:
Basic	$(0.01)	$(0.06)		$(0.07)

Diluted	$(0.01)	$(0.06)		$(0.07)

Weighted-average shares used in computing net income (loss) per share:
Basic	80,993			80,993

Diluted	80,993			80,993

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended January 31, 2007
	As Reported	Adjustments	Restated
		(In thousands)

Net loss	$(984)	$(4,695)	$(5,679)

Net cash provided by operating activities	$31,687	$(9,349)	$22,338
Net cash used in investing activities	(277,813)	10,240	(267,573)
Net cash provided by financing activities	321,178	(891)	320,287
Effect of foreign currency exchange rate changes on cash	273	—	273

Net increase in cash and cash equivalents	75,325	—	75,325
Cash and cash equivalents, beginning of period	86,564	—	86,564

Cash and cash equivalents, end of period	$161,889	$—	$161,889

The primary restatement adjustments to the Company’s previously reported condensed consolidated balance sheet as of January 31, 2007 and condensed consolidated statement of operations for the three months ended January 31, 2007 are as follows:

a) Net revenues were reduced primarily by errors in the timing of the recognition of revenue.

b)	The changes to inventories as of January 31, 2007 related to errors, revised judgments, and other are as follows:

•	$7.7 million decrease due to the duplicate recording of manufacturing and distribution overhead to inventories at former Lipman subsidiaries;

•	$2.2 million decrease related to inventory recorded in the second fiscal quarter for a change in inventories at former Lipman entities due to standards revaluation which should have been recorded in the first fiscal quarter;

•	$3.2 million decrease to eliminate intercompany profit in inventory. Inventory at the end of a quarter in one VeriFone entity purchased from another VeriFone entity contains intercompany profit which must be eliminated upon consolidation; and

•	$0.2 million net decrease as a result of various adjustments, each individually less than $0.5 million.

c) The changes to total cost of net revenues for the three months ended January 31, 2007 are as follows:

•	$7.7 million increase due to the duplicate recording of manufacturing and distribution overhead to inventories at former Lipman subsidiaries;

•	$2.2 million increase related to inventory recorded in the second fiscal quarter for a change in inventories at former Lipman entities due to standards revaluation which should have been recorded in the first fiscal quarter;

•	$0.9 million increase due to an error in determining replacement costs of component inventory at former Lipman entities;

•	$0.9 million increase to correct errors in recording and eliminating intercompany transactions; and

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	$0.8 million net increase as a result of various adjustments, each individually less than $0.5 million.

d)	The changes to sales and marketing expenses and general and administrative expenses for the three months ended January 31, 2007 are as follows:

•	$0.3 million increase in sales and marketing expenses as a result of errors related to stock-based compensation;

•	$0.7 million decrease in general and administrative expenses as a result of a reversal of executive bonuses and stock-based compensation, which was originally based upon information that, following the restatement, was no longer accurate; and

•	Other adjustments, each individually less than $0.5 million.

e)	Prepaid expenses and other current assets (prepaid taxes), deferred tax assets and income tax expense adjustments reflect the tax impact of the restatement adjustments, and the application of the intraperiod accounting rules to tax expense.

f)	The changes to these balance sheet accounts relate to adjustments and corrections of various errors to the purchase price allocations of the Lipman and Payware acquisitions and/or reclassifications.

The changes to goodwill as of January 31, 2007 are as follows:

•	$27.3 million increase as a result of adjustments in long-term deferred tax liabilities;

•	$3.4 million increase to correct errors related to Lipman stock options assumed at acquisition;

•	$4.4 million decrease as a result of corrections related to Lipman, Payware and VTS assets and liabilities assumed at acquisition; and

•	$4.2 million increase as a result of cumulative translation adjustments related to the above adjustments and correction of errors.

g)	$2.0 million change related to reclassification of a banker’s acceptance instrument from accounts receivable to other current assets.

h) The changes to total stockholders’ equity as of January 31, 2007 are as follows:

•	$4.7 million decrease as a result of the restatement adjustments to the consolidated statement of operations;

•	$3.4 million increase to correct errors related to Lipman stock options assumed at acquisition;

•	$5.6 million increase as a result of cumulative translation adjustments related to adjustments and correction of various errors as noted above; and

•	$0.4 million net increase as a result of various adjustments, each individually less than $0.5 million.

Note 3.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of January 31, 2007 and the condensed consolidated statements of operations and cash flows for the three months ended January 31, 2007 and 2006 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and Form 10-Q and Article 10 of Regulation S-X. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of January 31, 2007 and its results of operations and cash flows for the three months ended January 31, 2007 and 2006. The results for the interim periods are not necessarily indicative of the results to be expected for any future period or for the fiscal year ended October 31, 2007. The condensed consolidated balance sheet as of October 31, 2006 has been derived from the audited consolidated balance sheet as of that date. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation. The reclassifications did not impact previously reported revenues, total operating expense, operating income, net income, or stockholders’ equity.

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

Revenue Recognition

The Company’s revenue recognition policy is consistent with applicable revenue recognition guidance and interpretations, including the requirements of Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables, Statement of Position 97-2 (“SOP 97-2”), Software Revenue Recognition, Statement of Position 81-1 (“SOP 81-1”), Accounting for Performance of Construction-Type and Certain Production Type Contracts, Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, and other applicable revenue recognition guidance and interpretations.

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

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation

The assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated from their respective functional currencies into U.S. dollars at the rates in effect at the balance sheet date, with resulting foreign currency translation adjustments recorded as accumulated other comprehensive income in the accompanying condensed consolidated balance sheets. Revenue and expense amounts are translated at average rates during the period.

Gains and losses realized from transactions, including intercompany balances not considered to be a permanent investment, and denominated in currencies other than an entity’s functional currency are included in other income (expense), net in the accompanying condensed consolidated statements of operations.

Concentrations of Credit Risk

Cash is placed on deposit in major financial institutions in the United States and other countries. Such deposits may be in excess of insured limits. Management believes that the financial institutions that hold the Company’s cash are financially sound and, accordingly, minimal credit risk exists with respect to these balances.

The Company invests cash not required for use in operations in high credit quality securities based on its investment policy. The investment policy has restrictions based on credit quality, investment concentration, investment type and maturity that the Company believes will result in reduced risk of loss of capital. Investments are of a short-term nature and include investments in money market funds and corporate debt securities.

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

In the three months ended January 31, 2007 and 2006, one customer, First Data Corporation and its affiliates, accounted for 10% and 11%, respectively, of net revenues. At January 31, 2007 and October 31, 2006, First Data Corporation and its affiliates accounted for 10% and 13%, respectively, of accounts receivable. No other customer accounted for 10% or more of net revenues for any period presented or accounted for 10% or more of accounts receivable at either January 31, 2007 or October 31, 2006.

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

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product Manufacturing

The Company outsources a majority of the manufacturing of its products to contract manufacturers with facilities in China, Singapore, and Brazil. The Company also utilizes third-party service providers in the United States, Canada, United Kingdom, Poland, France, Italy, Spain, and Mexico for its equipment repair service. In the three months ended January 31, 2007, the Company added in-house manufacturing and services capabilities in Israel and Turkey as a result of the Lipman acquisition.

Fair Value of Financial Instruments

Financial instruments consist principally of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, long-term debt, foreign currency forward contracts and interest rate caps. Foreign currency forward contracts and interest rate caps are recorded at fair value. The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value due to the short period of time to their maturities. The estimated fair value of long-term debt approximates its carrying value since the rate of interest on the long-term debt adjusts to market rates on a periodic basis. The fair value of cash equivalents, marketable securities, foreign currency forward contracts and interest rate caps are based on quotes from brokers using market prices for those or similar instruments.

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

The Company is exposed to interest rate risk related to its debt, which bears interest based upon the three-month LIBOR rate. On October 31, 2006, the Company’s principal subsidiary, VeriFone, Inc., entered into a credit agreement (the “Credit Facility”) with a syndicate of financial institutions, led by J.P. Morgan Chase Bank, N.A. and Lehman Commercial Paper Inc. The Credit Facility consists of a Term B Loan facility of $500 million and a revolver loan permitting borrowings of up to $40 million. The Term B Loan was drawn down in its entirety on October 31 and November 1, 2006. Under the Credit Facility, the Company is required to fix the interest rate through swaps, rate caps, collars and similar agreements with respect to at least 30% of the outstanding principal amount of all loans and other indebtedness that have floating interest rates.

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

For the three months ended January 31, 2006, the Company received interest of $31,000 as a result of the three-month LIBOR rate on its previous Term B Loan exceeding the cap rate. This amount was recorded as an offset of interest expense in the condensed consolidated statements of operations.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, money market funds, and other highly liquid investments with maturities of three months or less when purchased.

Marketable Securities

The Company classifies its marketable securities as available-for-sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported in accumulated other comprehensive income, which is a separate component of stockholders’ equity, net of tax, in the accompanying condensed consolidated balance sheets. The amortization of premiums and discounts on the investments and realized gains and losses, determined by specific identification based on the trade date of the transactions, are recorded in interest income in the accompanying condensed consolidated statements of operations.

Equity Earnings (Loss) in Affiliate

The Company made a minority investment in VeriFone Transportation Systems (“VTS”) in October 2005. The investment in VTS is accounted for under the equity method and included in the other assets in the accompanying condensed consolidated balance sheets. The earnings (loss) relating to this investment is insignificant and included in the other income (expense), net in the accompanying consolidated statements of operations. In February 2007, the Company increased its ownership percentage in VTS to 51%. See Note 15 of Notes to Condensed Consolidated Financial Statements for additional information related to subsequent events.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Minority Interest

The Company owns the majority of its Chinese subsidiary which it acquired in the acquisition of Lipman and as such consolidated its Chinese subsidiary. For the three months ended January 31, 2007 the minority interest in income of the subsidiary is immaterial.

Debt Issuance Costs

Debt issuance costs are stated at cost, net of accumulated amortization. Amortization expense is calculated using the effective interest method and recorded in interest expense in the accompanying condensed consolidated statements of operations.

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

Research and Development Costs

Research and development costs are expensed as incurred. Costs eligible for capitalization under SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, were $1.1 million and $0.4 million for the three months ended January 31, 2007 and 2006, respectively. Capitalized software development costs of $8.7 million and $7.5 million as of January 31, 2007 and October 31, 2006, respectively, are being amortized on a straight-line basis over the estimated three-year life of the product to which the costs relate. These costs, net of accumulated amortization of $3.5 million and $3.2 million as of January 31, 2007 and October 31, 2006, respectively, are recorded in other assets in the accompanying condensed consolidated balance sheets.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from results of operations. Specifically, foreign currency translation adjustments, changes in the fair value of derivatives designated as hedges and unrealized gains and losses on available-for-sale marketable securities are included in accumulated other comprehensive income in the accompanying condensed consolidated balance sheets.

Property, Plant and Equipment, net

Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Property, plant and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, generally two to ten years, except buildings which are depreciated over 40 years. The cost of equipment under capital leases is recorded at the lower of the present value of the minimum lease payments or the fair value of the assets and is amortized on a straight-line basis over the shorter of the term of the related lease or the estimated useful life of the asset. Amortization of assets under capital leases is included with depreciation expense.

Goodwill and Other Purchased Intangible Assets

Goodwill and other purchased intangible assets have been recorded as a result of the Company’s acquisitions. Goodwill is not amortized for accounting purposes. Purchased intangible assets are amortized over their estimated useful lives, generally one and one-half to seven years.

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

Accounting for Impairment of Long-Lived Assets

The Company periodically evaluates whether changes have occurred that would require revision of the remaining useful life of property, plant and equipment and purchased intangible assets or render them not recoverable. If such circumstances arise, the Company uses an estimate of the undiscounted value of expected future operating cash flows to determine whether the long-lived assets are impaired. If the aggregate undiscounted cash flows are less than the carrying amount of the assets, the resulting impairment charge to be recorded is

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

calculated based on the excess of the carrying value of the assets over the fair value of such assets, with the fair value determined based on an estimate of discounted future cash flows. For the three months ended January 31, 2007, no impairment charges have been recorded.

Stock Based Compensation

The Company follows the fair value recognition and measurement provisions of SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) is applicable for stock-based awards exchanged for employee services and in certain circumstances for non-employee directors. Pursuant to SFAS No. 123(R), stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.

Severance Pay

The Company’s liability for severance pay to its Israeli employees is calculated pursuant to Israeli severance pay law based on the most recent salary of the employee multiplied by the number of years of employment of such employee as of the applicable balance sheet date. Employees are entitled to one month’s salary for each year of employment, or a pro-rata portion thereof. The Company funds the liability by monthly deposits in insurance policies and severance pay funds. The expense for the three months ended January 31, 2007 was $289,000.

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

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended
	January 31,
	2007	2006
	(Restated)

Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$(5,679)	$13,794

Denominator:
Weighted-average shares of voting common stock outstanding	81,994	67,707
Less: weighted-average shares subject to repurchase	(1,001)	(2,002)

Weighted-average shares used in computing basic net income (loss) per share	80,993	65,705
Add dilutive securities:
Weighted-average shares subject to repurchase	—	2,002
Stock options and restricted stock units	—	1,103

Weighted-average shares used in computing diluted net income (loss) per share	80,993	68,810

Net income (loss) per share:
Basic	$(0.07)	$0.21

Diluted	$(0.07)	$0.20

As of January 31, 2007 and 2006, options and restricted stock units to purchase 9,345,157 and 366,000 common shares, respectively, were excluded from the calculation of weighted average shares for diluted net income (loss) per share as they were anti-dilutive.

Recent Accounting Pronouncements

In June 2006, FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position. FIN 48 indicates that an enterprise shall initially recognize the financial statement effects of a tax position when it is more likely than not of being sustained on examination, based on the technical merits of the position. In addition, FIN 48 indicates that the measurement of a tax position that meets the more likely than not threshold shall consider the amounts and probabilities of the outcomes that could be realized upon ultimate settlement. This interpretation is effective for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company is in the process of evaluating the impact of adopting FIN 48 on the Company’s consolidated results of operations, financial position or cash flows.

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

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The implementation of SFAS No. 157 is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure financial assets and liabilities at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, provided the provisions of SFAS No. 157 are applied. The Company is evaluating SFAS No. 159 and has not yet determined the impact, if any, that the adoption will have on the Company’s consolidated financial statements.

Note 4.	Business Combination

Lipman Electronic Engineering Ltd. (“Lipman”)

On November 1, 2006, the Company acquired all of the outstanding common stock of Lipman. The Company acquired Lipman to enhance the Company’s ability to reach certain of its strategic and business objectives, which include (i) extending the Company’s product and service offerings to include Lipman’s products, (ii) enabling the Company to leverage its distribution channels, international presence, customer base, and brand recognition to accelerate Lipman’s market penetration and growth, (iii) enabling the Company to enhance its position in areas where the Company is already strong by offering complementary products and services developed by Lipman, (iv) enhancing its product offerings in a variety of its core product areas, and (v) enhancing the Company’s manufacturing capacity.

The consideration paid to acquire Lipman was $344.7 million in cash, 13,462,474 shares of common stock of the Company and assumption of all outstanding Lipman stock options. To fund a portion of the cash consideration, the Company used $307.2 million of the Term B Loan proceeds under its Credit Facility on November 1, 2006. See Note 6 of Notes to Condensed Consolidated Financial Statements for additional information related to the Credit Facility.

The purchase price is as follows (in thousands):

(Restated)

Cash	$344,747
Value of common stock issued	417,606
Value of Lipman vested and unvested options assumed	38,008
Transaction costs and expenses	14,387

Sub-total	814,748
Less: Value of unvested Lipman options assumed	(19,356)

Total purchase price	$795,392

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

Pursuant to the merger agreement, the Company assumed, generally on a one-for-one basis, all Lipman share options outstanding at closing. The Company assumed options to purchase approximately 3,375,527 shares of Lipman ordinary shares at a weighted average exercise price of $24.47. The fair value of the outstanding vested and unvested options of $38.0 million was determined using a Black-Scholes valuation model using the following weighted-average assumptions: stock price of $31.02 per share (determined as described above), expected term of 2.5 years, expected volatility of 41%, and risk free interest rate of 4.7%.

For accounting purposes the fair value of unvested options as of the closing date is considered unrecognized share-based compensation and is deducted in determining the purchase price. This unrecognized share-based compensation is being recognized as compensation expense on a straight line basis over the estimated remaining service period of 2.8 years. The fair value of the outstanding unvested options of $19.4 million was determined using a Black-Scholes valuation model using the assumptions noted above, except that the stock price on the closing date of $30.00 per share was used, as required, instead of the average price around the announcement date of $31.02 per share. The Company determined the number of unvested options based on the ratio of the number of months of service remaining to be provided by employees as of November 1, 2006 to the total vesting period for the options.

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

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on the preliminary valuation which has not been finalized and other information currently available, the preliminary estimated purchase price is allocated as follows (in thousands):

(Restated)

Cash	$95,931
Accounts receivable	33,257
Inventories	66,139
Property, plant and equipment	18,114
Other assets	12,884
Deferred revenue	(8,890)
Other current liabilities	(66,294)
Net deferred tax liabilities	(63,189)
Non current liabilities	(9,635)

Net tangible assets	78,317

Amortizable intangible assets:
Developed and core technology	131,480
Customer backlog	50
Customer relationships	63,740
Internal use software	3,460

Sub-total intangible assets	198,730

In-process research and development	6,560
Excess over fair value of vested options	1,030
Goodwill	510,755

Total preliminary estimated purchase price allocation	$795,392

Net Tangible Assets

Of the total estimated purchase price, a preliminary estimate of approximately $78.3 million has been allocated to net tangible assets acquired. Except for inventories, property, plant and equipment, deferred revenue, accrued liabilities and deferred taxes, the Company has valued net tangible assets at their respective carrying amounts as of November 1, 2006 as the Company believes these amounts approximate their current fair values or the fair values have not yet been determined.

The Company increased Lipman’s historical value of inventories by $13.9 million to adjust inventories to an amount equivalent to the selling price less an appropriate sales margin. The Company reduced Lipman’s historical value of deferred revenue by $3.6 million to adjust deferred revenue to an amount equivalent to the estimated cost plus an appropriate profit margin to perform the services related to Lipman’s service contracts. The Company reduced Lipman’s historical net book value of property, plant, and equipment by $1.4 million to adjust property, plant, and equipment to estimated fair value. As the Company finalizes its fair value analysis, additional adjustments will be made to the net tangible assets acquired.

The Company has identified and recorded provisions related to certain pre-acquisition contingencies of $10.2 million related to liabilities that are probable and the amount of the liability is reasonably estimable. With respect to certain other identified pre-acquisition contingencies, including the tax assessments referred to in Note 8 with respect to the Company’s Brazilian subsidiaries acquired as a part of the acquisition, the Company continues to accumulate information to assess whether or not the related asset, liability or impairment is probable and the amount

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the asset, liability or impairment can be reasonably estimated and as such accrued in the purchase price allocation prior to the end of the purchase price allocation period.

Pursuant to a detailed restructuring plan which is not complete, the Company accrued $5.5 million of costs for severance, costs of vacating facilities and costs to exit or terminate other duplicative activities in accordance with the requirement of EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (see Note 7). As the Company finalizes its restructuring plan, additional amounts may be accrued.

Certain deferred tax liabilities have been recorded based upon preliminary conclusions regarding the tax positions expected to be taken. Included in the amounts recorded on a preliminary basis is an approximate $32.8 million foreign deferred tax liability recorded in connection with undistributed pre-acquisition foreign earnings subject to an approved enterprise status in Israel.

Intangible Assets

Developed and core technology, which comprises products that have reached technological feasibility, includes products in Lipman’s product lines, principally the Nurit product line. Lipman’s technology and products are designed for hardware, software, solutions and services, serving the point of sale market internationally. This proprietary know-how can be leveraged by the Company to develop new technology and improved products and manufacturing processes. The Company expects to amortize the developed and core technology over estimated lives of 18 months to 7 years.

Customer relationships represent the distribution channels through which Lipman sells the majority of its products and services. The Company expects to amortize the fair value of these assets over estimated lives of 4 to 6 years.

Internal use software represents the internal use software assets which have been developed internally but have not previously been capitalized. The Company expects to amortize the fair value of these assets over estimated lives of 5 to 7 years.

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

Estimated useful lives for the intangible assets were based on historical experience with technology life cycles, product roadmaps, branding strategy, historical and projected maintenance renewal rates, historical treatment of the Company’s acquisition-related intangible assets and the Company’s intended future use of the intangible assets.

In-Process Research and Development

Of the total estimated purchase price, $6.6 million has been allocated to in-process research and development and was charged to expense in the three months ended January 31, 2007. In-process research and development represents incomplete Lipman research and development projects that had not reached technological feasibility and had no alternative future use. Lipman was developing new products that qualify as in-process research and development in multiple product areas. Lipman’s research and development projects were focused on developing new products, integrating new technologies, improving product performance and broadening features and functionalities. The principal research and development efforts of Lipman are related primarily to three products. There is a risk that these developments and enhancements will not be competitive with other products using alternative technologies that offer comparable functionality.

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

Excess Over Fair Value of Vested Options

The Company assumed Lipman options to purchase shares based generally on a one-for-one exchange ratio, which differed from the all-stock exchange ratio of 0.9336 (the all stock consideration exchange ratio of 0.9844 as reduced by the per share value of the $1.50 per share special cash dividend) for Lipman ordinary shares. As a result, the Company recognized $1.0 million of share-based compensation for the excess fair value of vested options in the three months ended January 31, 2007.

Goodwill

Of the total purchase price, approximately $510.8 million is estimated to be allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets, in-process research and development and excess of fair value of vested options. Goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that the management of the combined company determines that the value of goodwill has become impaired, the combined company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. The goodwill has been allocated $504.3 million to the International segment and $6.5 million to the North America segment. Most of the goodwill is expected to be deductible for income tax purposes.

As of January 31, 2007, the purchase price allocation is preliminary and is subject to adjustment for final valuation of intangible assets, for property, plant and equipment fair value, pre-acquisition contingencies, deferred taxes and EITF 95-3 restructuring.

The results of operations of Lipman are included in the Company’s consolidated financial statements from November 2006. The following table presents pro forma results of operations and gives effect to the acquisition of Lipman as if the acquisition had been consummated at the beginning of fiscal year 2006. The unaudited pro forma results of operations are not necessarily indicative of what would have occurred had the acquisition been made as of the beginning of the period or of the results that may occur in the future. Net loss includes the write-off of acquired in-process research and development of $6.6 million, additional interest expense of $5.8 million, deferred revenue step down of $1.5 million, fair value step up of inventory of $10.4 million, stock-based compensation for the excess

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value on vested options of $1.0 million, and amortization of intangible assets related to the acquisition of $12.0 million. The unaudited pro forma information is as follows:

Three Months Ended
January 31, 2006
(Restated)
(In millions, except
per share amounts)

Total net revenue	$201.9
Net loss	$(1.2)
Net loss per share — basic	$(0.02)
Net loss per share — diluted	$(0.02)

The pro forma amounts above were compiled using the three-month period ended December 31, 2005 for Lipman, whose revenue has historically been subject to monthly variations, and the three-month period ended January 31, 2006 for VeriFone.

PayWare

On September 1, 2006, the Company acquired PayWare, the payment systems business of Trintech Group PLC for approximately $11.0 million, comprised of $9.9 million in cash consideration and $1.1 million of transaction costs. The cash consideration includes $2.0 million which has been placed in an escrow account pending resolution of certain items. The Company acquired PayWare to broaden the Company’s EMEA presence at the point of sale beyond its core solutions. The Company’s consolidated financial statements include the operating results of the business acquired from the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

The total estimated purchase price of $11.0 million was allocated as follows: $5.5 million to goodwill (not deductible for income tax purposes); $7.9 million to intangible assets comprised of developed technology of $3.0 million, backlog of $1.4 million, and customer relationships of $3.5 million; and $2.4 million to net tangible liabilities assumed. The estimated useful economic lives of the identifiable intangible assets acquired are 3 to 5 years for the developed technology, one year for backlog, and 4 to 6 years for the customer relationship. The weighted average amortization period for developed technology and customer relationships was 3.7 years. As of January 31, 2007, the purchase price allocation is preliminary and subject to adjustment for any pre-acquisition contingencies.

Note 5.	Balance Sheet and Statements of Operations Detail

Inventories

Inventories consisted of the following (in thousands):

	January 31,	October 31,
	2007	2006
	(Restated)

Raw materials	$31,848	$4,095
Work-in-process	836	808
Finished goods	84,797	81,728

	$117,481	$86,631

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	January 31,	October 31,
	2007	2006
	(Restated)

Prepaid taxes	$14,309	$5,241
Prepaid expenses	13,924	3,208
Other receivables	10,041	750
Other current assets	484	3,744

	$38,758	$12,943

Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following (in thousands):

	January 31,	October 31,
	2007	2006
	(Restated)

Computer hardware and software	$8,362	$7,049
Office equipment, furniture and fixtures	3,679	3,972
Machinery and equipment	13,012	5,602
Leasehold improvements	4,622	3,897
Construction in progress	6,236	966
Land	1,633	—
Buildings	5,210	—

Total	42,754	21,486
Accumulated depreciation and amortization	(12,287)	(14,186)

Property, plant and equipment, net	$30,467	$7,300

At each of January 31, 2007 and October 31, 2006, equipment amounting to $1.3 million was capitalized under capital leases. Related accumulated amortization as of January 31, 2007 and October 31, 2006 amounted to $1.3 million and $1.2 million, respectively.

Purchased Intangible Assets, net

Purchased intangible assets subject to amortization consisted of the following (in thousands):

	January 31, 2007			October 31, 2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
		(Restated)

Developed technology	$168,671	$(37,211)	$131,460	$35,164	$(28,616)	$6,548
Core technology	14,442	(13,239)	1,203	14,442	(12,517)	1,925
Trade name	22,225	(20,827)	1,398	22,225	(19,942)	2,283
Internal use software	3,680	(494)	3,186	—	—	—
Customer relationships	81,913	(17,764)	64,149	19,314	(13,526)	5,788

	$290,931	$(89,535)	$201,396	$91,145	$(74,601)	$16,544

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization of purchased intangibles was allocated as follows (in thousands):

	Three Months Ended
	January 31,
	2007	2006
	(Restated)

Included in cost of net revenues	$9,609	$1,593
Included in operating expenses	5,351	1,159

	$14,960	$2,752

Estimated future amortization expense of intangible assets recorded as of January 31, 2007 was as follows (in thousands):

	Cost of	Operating
Fiscal Year	Revenues	Expenses	Total
	(Restated)	(Restated)	(Restated)

2007 (remaining nine months)	$29,605	$13,220	$42,825
2008	31,396	22,898	54,294
2009	30,770	18,562	49,332
2010	23,896	10,746	34,642
Thereafter	16,996	3,307	20,303

	$132,663	$68,733	$201,396

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	January 31,	October 31,
	2007	2006
	(Restated)

Balance, beginning of year	$52,689	$47,260
Additions related to acquisition	509,958	6,352
Resolution of tax contingencies and adjustments to tax reserves and valuation allowances established in purchase accounting	(1,671)	(923)
Currency translation adjustments	4,246	—

Balance, end of period	$565,222	$52,689

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warranty

Activity related to warranty consisted of the following (in thousands):

	January 31,	October 31,
	2007	2006

Balance, beginning of year	$5,432	$5,243
Warranty charged to cost of net revenues	722	3,311
Utilization of warranty	(1,222)	(3,815)
Changes in estimates	(431)	693
Warranty assumed in acquisition	1,790	—

Balance, end of period	6,291	5,432
Less current portion	(5,843)	(4,902)

Long-term portion	$448	$530

Deferred revenue, net

Deferred revenue, net consisted of the following (in thousands):

	January 31,	October 31,
	2007	2006
	(Restated)

Deferred revenue	$48,918	$34,309
Less long-term portion	(12,324)	(7,371)

	36,594	26,938
Deferred cost of revenue	(2,228)	(3,371)

Current portion, net	$34,366	$23,567

Other Income (Expense), net

Other income (expense), net consisted of the following (in thousands):

	Three Months
	Ended
	January 31,
	2007	2006
	(Restated)

Refund of foreign customs fees	$—	$288
Foreign currency transaction gains (losses), net	27	(20)
Foreign currency contract losses, net	(214)	(76)
Other, net	(74)	9

	$(261)	$201

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Financing

The Company’s financing consisted of the following (in thousands):

	January 31,	October 31,
	2007	2006

Secured credit facility:
Revolver	$—	$—
Term B loan	500,000	192,780
Capital leases and other	123	109

	500,123	192,889
Less current portion	(5,058)	(1,985)

Long-term portion	$495,065	$190,904

Secured Credit Facility

On October 31, 2006, the Company’s principal subsidiary, VeriFone, Inc., entered into a credit agreement (“the Credit Facility”) with a syndicate of financial institutions, led by JPMorgan Chase Bank, N.A. and Lehman Commercial Paper Inc. The Credit Facility consists of a Term B Loan facility of $500 million and a revolving loan permitting borrowings of up to $40 million. The proceeds from the Term B loan were used to repay all outstanding amounts relating to an existing senior secured credit agreement, pay certain transaction costs and partially fund the cash consideration in connection with the acquisition of Lipman on November 1, 2006. As of January 31, 2007, the Company had drawn all $500 million of the Term B Loan.

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

As of January 31, 2007, at the Company’s option, the revolving loan bears interest at a rate of 1.50% over the three-month LIBOR, which was 5.37% at both January 31, 2007 and October 31, 2006 or 0.50% over the lender’s base rate, which was 8.25% at both January 31, 2007 and October 31, 2006, respectively. As of January 31, 2007, the entire $40 million revolving loan was available for borrowing to meet short-term working capital requirements. At the Company’s option, the Term B Loan bears interest at a rate of 1.75% over the three-month LIBOR or 0.75% over the base rate.

Interest payments are generally paid quarterly but can be based on one, two, three or six month periods. The lender’s base rate is the greater of the Fed Funds rate plus 50 basis points or the JPMorgan prime rate. The respective maturity dates on the components of the Credit Facility are October 31, 2012 for the revolving loan and October 31, 2013 for the Term B Loan. Payments on the Term B Loan are due in equal quarterly installments of $1.2 million over the seven-year term on the last business day of each calendar quarter with the balance due on maturity.

The terms of the Credit Facility require the Company to comply with financial covenants, including maintaining leverage and fixed charge coverage ratios, obtaining protection against fluctuation in interest rates, and limits on capital expenditure levels at the end of each fiscal quarter. As of January 31, 2007, the Company was

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

required to maintain a total leverage ratio of not greater than 4.0 to 1.0 and a fixed charge coverage ratio of at least 2.0 to 1.0. Total leverage ratio is equal to total debt less cash as of the end of a reporting fiscal quarter divided by the consolidated EBITDA for the most recent four consecutive fiscal quarters. Some of the financial covenants become more restrictive over the term of the Credit Facility. Noncompliance with any of the financial covenants without cure or waiver would constitute an event of default under the Credit Facility. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of repayment of the principal and interest outstanding and a termination of the revolving loan. The Credit Facility also contains non-financial covenants that restrict some of the Company’s activities, including its ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in specified transactions with affiliates. The terms of the Credit Facility permit prepayments of principal and require prepayments of principal upon the occurrence of certain events including, among others, the receipt of proceeds from the sale of assets, the receipt of excess cash flow as defined, and the receipt of proceeds of certain debt issues. The Credit Facility also contains customary events of default, including defaults based on events of bankruptcy and insolvency; nonpayment of principal, interest or fees when due, subject to specified grace periods; breach of specified covenants; change in control; and material inaccuracy of representations and warranties. The Company was in compliance with its financial and non-financial covenants as of January 31, 2007 and October 31, 2006.

Note 7.	Restructuring Charges

Fiscal Year 2002 Restructuring Plan

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

Activities related to the fiscal 2002 restructuring plan are as follows (in thousands):

				Short-Term	Long-Term
	Facilities	Other	Total	Portion	Portion
			(Restated)

Balance at October 31, 2006	$486	$60	$546	$503	$43
Additions	—	1	1	1	—
Cash payments	(182)	—	(182)	(182)	—

Balance at January 31, 2007	$304	$61	$365	$322	$43

				Short-Term	Long-Term
	Facilities	Other	Total	Portion	Portion

Balance at October 31, 2005	$1,200	$60	$1,260	$765	$495
Additions	—	—	—	—	—
Cash payments	(178)	—	(178)	(178)	—

Balance at January 31, 2006	$1,022	$60	$1,082	$587	$495

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GO Software Restructuring Plan

In connection with the acquisition of the assets of the GO Software business on March 1, 2005, the Company accrued in the purchase price allocation $313,000 of restructuring costs related to the integration of GO Software’s Savannah helpdesk facility with the Company’s helpdesk facility in Clearwater, Florida, of which $269,000 has been paid as of both January 31, 2007 and October 31, 2006.

Fiscal Year 2006 Restructuring Plan

In the first quarter of fiscal 2006, the Company implemented a restructuring plan that established Singapore supply chain operations to leverage a favorable tax environment and manufacturing operations in the Asia Pacific region (fiscal 2006 restructuring plan). The Company incurred and paid no restructuring costs for the three months ended January 31, 2007. For the three months ended January 31, 2007, the Company reduced the restructuring reserve by $5,000.

Activities related to the fiscal 2006 restructuring plan are as follows (in thousands):

	Employee	Short-Term	Long-Term
	Costs	Portion	Portion
		(Restated)

Balance at October 31, 2006	$8	$8	$—
Reductions	(5)	(5)	—
Cash payments	—	—	—

Balance at January 31, 2007	$3	$3	$—

	Employee	Short-Term	Long-Term
	Costs	Portion	Portion

Balance at October 31, 2005	$—	$—	$—
Additions	388	388	—
Cash payments	(22)	(22)	—

Balance at January 31, 2006	$366	$366	$—

PayWare Restructuring Plan

In the fourth quarter of fiscal 2006, the Company completed the acquisition of PayWare. During the quarter ended January 31, 2007, the Company accrued additional restructuring costs, primarily related to reduction in workforce and future facilities lease obligations of $651,000, which were included in the purchase price allocation of PayWare. The payment of the restructuring costs for the International segment was $2.0 million for the three months ended January 31, 2007.

Activities related to the PayWare acquisition restructuring plan are as follows (in thousands):

					Short-Term	Long-Term
	Facilities	Severance	Other	Total	Portion	Portion
	(Restated)

Balance at October 31, 2006	$1,098	$1,234	$76	$2,408	$2,408	$—
Additions	106	543	2	651	651	—
Cash payments	(236)	(1,777)	—	(2,013)	(2,013)	—

Balance at January 31, 2007	$968	$—	$78	$1,046	$1,046	$—

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Year 2007 Restructuring Plan

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

Activities related to the fiscal 2007 restructuring plan are as follows (in thousands):

					Short-Term	Long-Term
	Severance	Facilities	Other	Total	Portion	Portion

Balance at October 31, 2006	$—	$—	$—	$—	$—	$—
Additions	292	10	4	306	306	—
Cash payments	(223)	(10)	(2)	(235)	(235)	—

Balance at January 31, 2007	$69	$—	$2	$71	$71	$—

Lipman Restructuring Plan

In the first quarter of fiscal 2007, the Company completed the acquisition of Lipman and began formulating a restructuring plan which is not complete. For those portions of the plan completed during the quarter ended January 31, 2007, the Company accrued into the purchase price allocation restructuring costs related to reduction in workforce and future facilities lease obligations of $5.5 million. The payment of the restructuring costs for the International segment was $1.1 million for the three months ended January 31, 2007.

Activities related to the Lipman acquisition restructuring plan are as follows (in thousands):

					Short-Term	Long-Term
	Facilities	Severance	Other	Total	Portion	Portion
				(Restated)

Balance at October 31, 2006	$—	$—	$—	$—	$—	$—
Additions	2,970	2,526	23	5,519	3,024	2,495
Cash payments	—	(1,278)	(2)	(1,280)	(1,280)	—

Balance at January 31, 2007	$2,970	$1,248	$21	$4,239	$1,744	$2,495

As of January 31, 2007 and October 31, 2006, $1.7 million and zero, respectively, of the Lipman restructuring liability was included in other current liabilities and $2.5 million and zero, respectively, was included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Commitments and Contingencies

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

Manufacturing Agreements

The Company works on a purchase order basis with third-party contract manufacturers and component suppliers with facilities in China, Singapore and Brazil to manufacture a majority of the Company’s inventories. The Company issues a forecast to the third-party contract manufacturers and subsequently agrees to a build schedule to drive component material purchases and capacity planning. In conjunction with this, the Company issues a combination of purchase order and written direction to drive manufacturing activity for finished goods product. The Company provides each manufacturer with a purchase order on a monthly basis to cover the following month’s manufacturing requirements, which constitutes a binding commitment by the Company to purchase materials produced by the manufacturer as specified in the purchase order. The total amount of purchase commitments as of January 31, 2007 and October 31, 2006 was approximately $22.6 million and $17.9 million, respectively, and are generally paid within one year. Of this amount, $1.4 million has been recorded in other current liabilities in the accompanying condensed consolidated balance sheets as of both January 31, 2007 and October 31, 2006, because the commitment is expected not to have future value to the Company.

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

Two of the Company’s Brazilian subsidiaries that were acquired as a part of the Lipman acquisition have been notified of tax assessments regarding Brazilian customs penalties that relate to alleged infractions in the importation of goods. The assessments were issued in the City of Vitória and the State of São Paulo and relate to asserted deficiencies totaling 24.9 million Brazilian reais (approximately $11.7 million) excluding interest. The tax authorities allege that the structure used for the importation of goods was simulated with the objective to hide the real seller and buyer of the imported goods and that the simulation was created through a fraudulent interposition of parties.

In the Vitória tax assessment, the fines were reduced from 4.7 million Brazilian reais (approximately $2.2 million) to 1.5 million Brazilian reais (approximately $0.7 million) on a first level administrative decision on January 26, 2007. The proceeding has been remitted to the Taxpayers Council to adjudicate the appeal of the first level administrative decision filed by the tax authorities. The Company also appealed the first level administrative decision on February 26, 2007. In this appeal, the Company argued that the tax authorities did not have enough evidence to determine that the import transactions were indeed fraudulent and that, even if there were some irregularities in such importations, they could not be deemed to be the Company’s responsibility since all the transactions were performed by the third-party importer of the goods. Management expects to receive the decision of the Taxpayers Council sometime in 2007. In the event the Company receives an adverse ruling from the administrative body, the Company will decide whether or not to appeal to the judicial level and would reexamine the determination as to whether an accrual is necessary.

The São Paulo tax assessment is pending first administrative level decision, which may maintain the total fine imposed of 20.2 million Brazilian reais (approximately $9.5 million) or reduce it (as happened in the Vitória tax assessment). In the event the Company receives an adverse ruling from the administrative body, the Company will also decide whether or not to appeal in the administrative level to the Taxpayers Council. Based on the Company’s current understanding of the underlying facts, the Company believes that, although it is possible that the amount claimed may be reduced at the administrative level, it is probable that its Brazilian subsidiary will be required to pay some amount of fines.

With regard to the Vitória and São Paulo assessments, the Company continues to accumulate information to assess whether or not the liabilities are probable and whether the amount of the liabilities can be reasonably estimated. If such estimates are determined prior to the end of the purchase price allocation period, the amounts will be accrued in the purchase price allocation.

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

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Comprehensive Income

The components of comprehensive income were as follows (in thousands):

	Three Months
	Ended
	January 31,
	2007	2006
	(Restated)

Net income (loss)	$(5,679)	$13,794
Foreign currency translation adjustments, net of tax	6,335	87
Unrecognized gain (loss) on interest rate hedges, net of tax	(18)	27
Unrealized gain (loss) on marketable securities, net of tax	(1)	1

Comprehensive income (loss)	$637	$13,909

The components of accumulated other comprehensive income consisted of the following (in thousands):

	January 31,	October 31,
	2007	2006
	(Restated)

Foreign currency translation adjustments, net of tax of $1,526 and $1,068	$7,338	$1,003
Unrecognized loss on interest rate hedges, net of tax of $41 and $29	(64)	(46)
Unrealized gain on marketable securities, net of tax of zero and $1	—	1

Accumulated other comprehensive income	$7,274	$958

Note 10.	Stockholders’ Equity

Common and Preferred Stock

The Company has authorized 100,000,000 shares of Common Stock, par value $0.01 per share, and 10,000,000 shares of Preferred Stock, par value $0.01 per share. The board of directors has the authority to issue the undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. The holder of each share of Common Stock has the right to one vote. As of January 31, 2007 and October 31, 2006, there were no shares of Preferred Stock outstanding and there were 82,439,497 and 68,148,245 shares of Common Stock outstanding, respectively.

On November 1, 2006, the Company completed its acquisition of Lipman. As part of the acquisition consideration, the Company issued 13,462,474 shares of its common stock. See Note 4 of Notes to Condensed Consolidated Financial Statements for additional information.

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

The Company has a right to repurchase shares of Common Stock sold to certain executives of the Company pursuant to the Company’s 2002 Securities Purchase Plan at the lesser of the original sale price, $0.0333 per share, or the fair value on the date of separation in the event that the executive ceases to be employed by the Company or any of its subsidiaries. This right lapses at a rate of 20% of the original 1,929,145 shares per year. Upon the sale of

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company, all remaining unvested shares will become vested. At January 31, 2007, 218,985 shares of Common Stock remained subject to this repurchase right which will lapse in July 2007 and October 2007.

Stock Option Plans

As of January 31, 2007, the Company had a total of 8,263,157 stock options outstanding with a weighted average exercise price of $22.22 per share. The number of shares that remained available for future grants was 4,068,605 as of January 31, 2007.

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

The following table summarizes option activity under the New Founders’ Plan during the three months ended January 31, 2007:

			Weighted
			Average
		Weighted	Remaining
	Shares	Average	Contractual	Aggregate
	Under	Exercise	Term	Intrinsic
	Option	Price	(Years)	Value
				(Thousands)
	(Restated)

Balance at November 1, 2006	898,062	$4.22
Exercised	(98,367)	3.16
Cancelled	(2,330)	4.02

Balance at January 31, 2007	797,365	$4.35	7.01	$28,398

Vested or expected to vest at January 31, 2007	748,236	$4.31	6.99	$26,683

Exercisable at January 31, 2007	365,575	$4.00	6.80	$13,149

The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options. The total intrinsic value of options exercised during the three months ended January 31, 2007 was $3.2 million.

As of January 31, 2007, pursuant to SFAS No. 123(R), there was $941,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the New Founders’ Plan. The cost is expected to be recognized over a remaining weighted average period of 2.3 years. The total fair value of shares vested during the three months ended January 31, 2007 was $112,000.

Outside Directors’ Stock Option Plan

In January 2005, the Company adopted the Outside Directors’ Stock Option Plan (the “Directors’ Plan”) for members of the Board of Directors of the Company who are not employees of the Company or representatives of major stockholders of the Company. A total of 225,000 shares of the Company’s Common Stock had been reserved for issuance under the Directors’ Plan. The Company will no longer grant options under the Directors’ Plan and will retire any options cancelled hereafter. Option grants for members of the Board of Directors of the Company who are

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not employees of the Company or representatives of major stockholders of the Company will be covered under the 2006 Equity Incentive Plan.

The following table summarizes option activity under the Directors’ Plan during the three months ended January 31, 2007:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Shares	Average	Contractual	Intrinsic
	Under	Exercise	Term	Value
	Option	Price	(Years)	(Thousands)
	(Restated)

Balance at November 1, 2006	90,000	$10.00
Exercised	(15,000)	10.00
Cancelled	—	—

Balance at January 31, 2007	75,000	$10.00	4.97	$2,248

Vested or expected to vest at January 31, 2007	75,000	$10.00	4.97	$2,248

Exercisable at January 31, 2007	28,125	$10.00	4.98	$843

The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options. The total intrinsic value of options exercised during the three months ended January 31, 2007 was $356,000.

As of January 31, 2007, pursuant to SFAS No. 123(R), there was $270,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Directors’ Plan. The cost is expected to be recognized over a remaining weighted average period of 1.9 years. The total fair value of shares vested during the three months ended January 31, 2007 was $35,000.

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

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes option activity under the EIP Plan during the three months ended January 31, 2007:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Shares	Average	Contractual	Intrinsic
	Under	Exercise	Term	Value
	Option	Price	(Years)	(Thousands)
	(Restated)

Balance at November 1, 2006	1,878,801	$12.13
Exercised	(151,645)	11.40
Cancelled	(20,969)	10.65

Balance at January 31, 2007	1,706,187	$12.21	4.81	$47,355

Vested or expected to vest at January 31, 2007	1,505,213	$12.20	4.81	$41,799

Exercisable at January 31, 2007	414,279	$12.27	4.72	$11,475

The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options. The total intrinsic value of options exercised during the three months ended January 31, 2007 was $3.6 million.

As of January 31, 2007, pursuant to SFAS No. 123(R), there was $6.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the EIP Plan. The cost is expected to be recognized over a remaining weighted average period of 2.3 years. The total fair value of shares vested during the three months ended January 31, 2007 was $1.0 million.

2006 Equity Incentive Plan

On March 22, 2006, the stockholders of VeriFone approved the 2006 Equity Incentive Plan (the “2006 Plan”) for officers, directors, employees and consultants of the Company. A total of 9,000,000 shares of the Company’s Common Stock have been reserved for issuance under the 2006 Plan. Awards are generally granted with an exercise price equal to the market price of the Company’s Common Stock at the date of grant except for restricted stock units (RSUs). Those awards generally vest over a period of four years from the date of grant and have a maximum term of seven years. The shares granted as stock options and stock appreciation rights shall be counted as one share for every share granted. Any shares granted as awards other than stock options or stock appreciation rights shall be counted as 1.75 shares for every share granted.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes option activity under the 2006 Plan during the three months ended January 31, 2007:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(Years)	(Thousands)
	(Restated)

Balance at November 1, 2006	2,539,245	$29.10
Granted	741,000	34.35
Cancelled	(230,350)	30.70

Balance at January 31, 2007	3,049,895	$30.35	6.09	$29,354

Expected to vest at January 31, 2007	2,788,210	$30.35	6.09	$26,835

Exercisable at January 31, 2007	—	$—	—	$—

The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options. The weighted average grant date fair value of options granted during the three months ended January 31, 2007 was $10.32 per share.

As of January 31, 2007, pursuant to SFAS No. 123(R), there was $24.6 million of total unrecognized compensation cost related to non-vested shared-based compensation arrangements granted under the 2006 Plan. The cost is expected to be recognized over the remaining weighted average period of 3.5 years. No shares vested during the three months ended January 31, 2007.

In March 2006, September 2006 and January 2007, the Company issued 90,000, 80,000 and 14,000 RSUs, respectively, to its executive officers and key employees with a zero value exercise price. Twenty-five percent of these awards shall vest one year from the date of grant and 1/16th vest quarterly thereafter. The fair value of the RSUs granted is the stock price on March 22, 2006, September 12, 2006 and January 3, 2007 of $28.86, $27.50 and $35.45, respectively. As of January 31, 2007, 182,000 RSUs are vested or are expected to vest, with an aggregate intrinsic value of $7.3 million. Pursuant to SFAS No. 123(R), there was $4.1 million of total unrecognized compensation cost related to non-vested restricted stock units. The cost is expected to be recognized over the remaining weighted average period of 3.4 years.

In January 2007, the Company made an award of up to 900,000 RSUs to the Company’s CEO. These RSUs may vest in three tranches over a four-year period based upon annual growth in the Company’s net income, as adjusted, per share and its share price. The RSUs are allocated between “performance units” related to achievement of net income, as adjusted, targets, and “market units” related to achievement of net income, as adjusted, targets and the performance of the Company’s stock. The performance RSUs are earned in three annual tranches of up to 200,000 each in the event that the Company meets or exceeds specified annual increases in net income per share, as adjusted, for fiscal years 2007, 2008 and 2009, based on a target of 20% annual increases. In addition, in each of the three years, the CEO may earn a further 100,000 RSUs if the Company achieves both the targeted improvement in net income, as adjusted, per share results and there is a corresponding improvement in the Company’s share price, with a final target of $62.20, for fiscal 2009. Each year’s RSUs will not vest until the end of the fiscal year following the year for which the specified target is met.

As of January 31, 2007, the Company had recognized no compensation expense related to these RSUs since achievement of the fiscal 2007 financial targets was not considered probable. Since the financial targets for the 2008 and 2009 tranches have not yet been determined, no measurement date has occurred. When all the factors for measurements are determined, the Company will value the 2008 and 2009 tranches, respectively. Since these shares are contingently issuable, they are excluded from the earnings per share calculation.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lipman Plans

As part of the acquisition of Lipman on November 1, 2006, VeriFone assumed all of Lipman’s outstanding options. The following table summarizes option activity under the Lipman Electronic Engineering, Ltd. Plans (Lipman Plans) during the three months ended January 31, 2007:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(Years)	(Thousands)
	(Restated)

Options assumed on acquisition of Lipman on November 1, 2006	3,375,527	$24.47
Exercised	(564,281)	20.77
Cancelled	(176,536)	26.83

Balance at January 31, 2007	2,634,710	$25.03	4.09	$39,569

Vested or expected to vest at January 31, 2007	2,284,167	$24.68	4.04	$34,917

Exercisable at January 31, 2007	357,421	$14.94	3.05	$8,946

The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options. The total intrinsic value of options exercised during the three months ended January 31, 2007 was $8.5 million.

The Company will no longer grant options under the Lipman Plans.

As of January 31, 2007, pursuant to SFAS No. 123(R), there was $17.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Lipman Plan. The cost is expected to be recognized over remaining weighted average period of 2.6 years. The total fair value of shares vested during the three months ended January 31, 2007 was $1.5 million.

All Plans

The total cash received from employees as a result of employee stock option exercises under all plans for the three months ended January 31, 2007 was approximately $13.8 million. In connection with these exercises, the tax benefits realized by the Company and credited to equity for the three months ended January 31, 2007 were $2.3 million.

The Company estimates the grant-date fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R) and SEC Staff Accounting Bulletin No. 107, Share-Based Payment. Expected volatility of the stock is based on the Company’s peer group in the industry in which it does business. The expected term of options granted is estimated by the Company considering vesting periods and historical trends within the Company’s equity plans and represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the options used in the Black-Scholes valuation model. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under SFAS No. 123(R).

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months
	Ended
	January 31,
	2007	2006

Expected term of the options	2.5 years	4 years
Risk-free interest rate	4.9%	4.3%
Expected stock price volatility	41%	58%
Expected dividend rate	0.0%	0.0%

The following table presents the stock-based compensation expense recognized in accordance with SFAS No. 123(R) during the three months ended January 31, 2007 and 2006 (in thousands):

	Three Months Ended
	January 31,
	2007	2006
	(Restated)

Cost of net revenues	$917	$153
Research and development	1,466	180
Sales and marketing	1,829	331
General and administrative	3,584	259

	$7,796	$923

In the three months ended January 31, 2007, stock-based compensation expense includes $1,030,000 related to the excess over fair value of the vested Lipman options assumed.

Note 11.	Segment and Geographic Information

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

The Company operates in two business segments: North America and International. The Company defines North America as the United States and Canada, and International as the countries in which it makes sales outside the United States and Canada.

Net revenues and operating income of each business segment reflect net revenues generated within the segment, standard cost of System Solutions net revenues, actual cost of Services net revenues and expenses that directly benefit only that segment. Corporate net revenues and operating income (loss) reflect non-cash acquisition charges, including amortization of purchased core and developed technology assets, step-up of inventory and step-down in deferred revenue, and other Corporate charges, including inventory obsolescence and scrap at corporate distribution centers, rework, specific warrant provisions, non-standard freight, over-and-under absorption of materials management, and supply chain engineering overhead. Corporate operating income also reflects the difference between the actual and standard cost of System Solutions net revenues and shared operating costs that

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

benefit both segments, predominately research and development expenses and centralized supply chain management.

The following table sets forth net revenues and operating income for the Company’s segments (in thousands):

	Three Months
	Ended
	January 31,
	2007	2006
	(Restated)

Net revenues:
International	$128,797	$57,657
North America	89,081	77,175
Corporate	(1,515)	(202)

Total net revenues	$216,363	$134,630

Operating income:
International	$31,424	$14,167
North America	31,728	30,503
Corporate	(63,754)	(21,533)

Total operating income (loss)	$(602)	$23,137

The Company’s long-lived assets which consist primarily of property, plant and equipment, net by segment were as follows (in thousands):

	January 31,	October 31,
	2007	2006
	(Restated)

International	$22,672	$3,277
North America	10,660	6,270

	$33,332	$9,547

The Company’s goodwill by segment was as follows (in thousands):

	January 31,	October 31,
	2007	2006
	(Restated)

International	$515,121	$19,102
North America	50,101	33,587

	$565,222	$52,689

The Company’s total assets by segment were as follows (in thousands):

	January 31,	October 31,
	2007	2006
	(Restated)

International	$1,039,216	$125,681
North America	302,453	327,264

	$1,341,669	$452,945

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s depreciation and amortization expense by segment were as follows (in thousands):

	Three Months
	Ended
	January 31,
	2007	2006
	(Restated)

International	$1,332	$160
North America	672	614

	$2,004	$774

Geographic Information

The net revenues by geographic area were as follows (in thousands):

	Three Months
	Ended
	January 31,
	2007	2006
	(Restated)

United States	$79,585	$75,037
Europe	71,155	23,049
Latin America	40,671	23,916
Asia	16,971	10,692
Canada	7,981	1,936

	$216,363	$134,630

Revenues are allocated to the geographic areas based on the shipping destination of customer orders. Corporate revenues are included in the United States geographic area revenues.

The Company’s long-lived assets exclusive of intercompany accounts were as follows (in thousands):

	January 31,	October 31,
	2007	2006
	(Restated)

Europe	$21,262	$2,191
North America	10,660	6,409
Asia	744	270
Latin America	666	677

	$33,332	$9,547

Note 12.	Related-Party Transactions

In June 2004, the Company paid a placement fee of $2,920,000 to GTCR Golder Rauner, L.L.C., the manager of equity funds that are stockholders of the Company, for services related to the Credit Facility acquired from Banc of America Securities and Credit Suisse First Boston. The debt issuance costs were amortized over the term of the related debt. The Company recorded amortization of debt issuance costs related to these costs of $65,000 for the three months ended January 31, 2006, which is included in interest expense in the accompanying condensed consolidated statements of operations. On October 31, 2006, the Company entered into a new secured credit facility with a syndicate of financial institutions, led by JPMorgan Chase Bank, N.A. and Lehman Commercial Paper Inc. The proceeds were used to repay the outstanding amounts due from the existing secured credit facility, pay the transaction costs and fund the cash consideration in connection with the merger with Lipman on November 1, 2006.

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

For the three months ended January 31, 2007 and 2006, the Company recorded sales of $2.7 million and zero, respectively, to affiliates of related parties which are included in System Solutions net revenues in the accompanying condensed consolidated statements of operations.

Note 13.	Income Taxes

The Company expects to provide for taxes in fiscal year 2007 notwithstanding an expected loss on its consolidated statement of operations for the full fiscal year. This is because, in significant part, it has net profits in its international operations and a loss in the U.S. The tax benefit of the U.S. financial reporting loss is also offset by an expected increase in the valuation allowance on U.S. deferred tax assets. The application of the intraperiod tax accounting rules of FIN 18 coupled with the accounting for discrete items related to in-process research and development and certain stock-based compensation and losses at certain entities resulted in a computed tax benefit of $3.9 million for the three months ended January 31, 2007. For the three months ended January 31, 2006, the tax provision was $7.0 million. The Company expects to report a substantial tax provision for fiscal year 2007 estimated at approximately $24.7 million.

The Company is currently under audit by the Internal Revenue Service (“IRS”) for its fiscal years 2002 to 2004. Although the Company believes it has correctly provided income taxes for the years subject to audit, the IRS may adopt different interpretations. The Company has not yet received any final determinations with respect to this audit.

Note 14.	Employee Benefit Plans

The Company maintains a defined contribution 401(k) plan that allows eligible employees to contribute up to 60% of their pretax salary up to the maximum allowed under Internal Revenue Service regulations. Discretionary employer matching contributions of $0.5 million were made to the plan during both three-month periods ended January 31, 2007 and January 31, 2006.

Note 15.	Subsequent Events

Class Action and Derivative Lawsuits

On or after December 4, 2007, several securities class action claims were filed against the Company and certain of the Company’s officers. The various complaints specify different class periods, with the longest proposed class period being August 31, 2006 through December 3, 2007. These lawsuits have been consolidated in the U.S. District Court for the Northern District of California as In re VeriFone Holdings, Inc. Securities Litigation, C 07-6140 MHP. The original actions were: Eichenholtz v. VeriFone Holdings, Inc. et al., C 07-6140 MHP; Lien v. VeriFone Holdings, Inc. et al., C 07-6195 JSW; Vaughn et al. v. VeriFone Holdings, Inc. et al., C 07-6197 VRW (Plaintiffs voluntarily dismissed this complaint on March 7, 2008); Feldman et al. v. VeriFone Holdings, Inc. et al., C 07-6218 MMC; Cerini v. VeriFone Holdings, Inc. et al., C 07-6228 SC; Westend Capital Management LLC v. VeriFone Holdings, Inc. et al., C 07-6237 MMC; Hill v. VeriFone Holdings, Inc. et al., C 07-6238 MHP; Offutt v. VeriFone Holdings, Inc. et al., C 07-6241 JSW; Feitel v. VeriFone Holdings, Inc., et al., C 08-0118 CW. On March 17, 2008, the Court held a hearing on Plaintiffs’ motions for Lead Plaintiff and Lead Counsel and in May 2008, the Court requested additional briefing on these matters, which was submitted in June 2008. The Company currently expects that following the Court’s order appointing Lead Plaintiff and Lead Counsel, a Consolidated Complaint will be filed. Each of the consolidated actions alleges, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, based on allegations that the Company and the individual defendants made false or misleading public statements regarding the Company’s business and

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations during the putative class periods and seeks unspecified monetary damages and other relief. At this time, the Company has not recorded any liabilities as it is unable to estimate any potential liability.

Beginning on December 13, 2007, several derivative actions were also filed against certain current and former directors and officers. These derivative lawsuits were filed in: (1) the U.S. District Court for the Northern District of California, as In re VeriFone Holdings, Inc. Shareholder Derivative Litigation, Lead Case No. C 07-6347, which consolidates King v. Bergeron, et al. (Case No. 07-CV-6347), Hilborn v. VeriFone Holdings, Inc., et al. (Case No. 08-CV-1132), Patel v. Bergeron, et al. (Case No. 08-CV-1133), and Lemmond, et al. v. VeriFone Holdings, Inc., et al. (Case No. 08-CV-1301); and (2) California Superior Court, Santa Clara County, as In re VeriFone Holdings, Inc. Derivative Litigation, Lead Case No. 1-07-CV-100980, which consolidates Catholic Medical Mission Board v. Bergeron, et al. (Case No. 1-07-CV-100980), and Carpel v. Bergeron, et al. (Case No. 1-07-CV-101449). The complaints allege, among other things, that certain of the Company’s current and former directors and officers breached their fiduciary duties to the Company and violated provisions of the California Corporations Code and certain common law doctrines by engaging in alleged wrongful conduct complained of in the securities class action litigation described above. The Company is named solely as a nominal defendant against whom the plaintiffs seek no recovery. Amended consolidated complaints are expected to be filed in September 2008 in each set of consolidated cases.

On January 27, 2008, a class action complaint was filed against the Company in the Central District Court in Tel Aviv, Israel on behalf of purchasers of the Company’s stock on the Tel Aviv Stock Exchange. The complaint seeks compensation for damages allegedly incurred by the class of plaintiffs due to the publication of erroneous financial reports. On May 25, 2008, the Court held a hearing on the Company’s motion to dismiss or stay the proceedings, after which the Court requested that the plaintiff and the Company submit additional information to the Court with respect to the applicability of Israeli law to dually registered companies. This additional information was submitted to the Court in June 2008, and the parties are currently awaiting the Court’s ruling on this issue. At this time, the Company has not recorded any liabilities as it is unable to estimate the potential liabilities.

The foregoing cases are still in the preliminary stages, and the Company is not able to quantify the extent of its potential liability, if any. An unfavorable outcome in any of these matters could have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, defending this litigation is likely to be costly and may divert management’s attention from the day-to-day operations of the Company’s business.

Regulatory Actions

The Company has responded to inquiries and provided information and documents related to the restatement of its fiscal year 2007 interim financial statements to the Securities and Exchange Commission, the Department of Justice, the New York Stock Exchange and the Chicago Board Options Exchange. The SEC has also expressed an interest in interviewing several current and former officers and employees of the Company, and the Company is continuing to cooperate with the SEC in responding to the SEC’s requests for information. The Company is unable to predict what consequences, if any, any investigation by any regulatory agency may have on the Company. There is no assurance that other regulatory inquiries will not be commenced by other U.S. federal, state or foreign regulatory agencies.

With regard to the civil investigative demand from the Department of Justice discussed in Note 8, on June 20, 2008, counsel for the Company received written confirmation from the Department of Justice that it had closed its civil investigation into the Company’s acquisition of Lipman.

Brazilian Tax Assessment

On July 12, 2007, the Company was notified of a first administrative level decision rendered in the São Paulo tax assessment, which maintained the total fine of 20.2 million Brazilian reais (approximately $9.5 million) imposed. On August 10, 2007, the Company appealed the first administrative level decision to the Taxpayers

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Council. A hearing was held on August 12, 2008 before the Taxpayers Council, but the Taxpayers Council did not render a decision pending its further review of the records. Management expects to receive the decision of the Taxpayers Council sometime in 2008. In the event the Company receives an adverse ruling from the Taxpayers Council, the Company will decide whether or not to appeal to the judicial level.

Two of the Company’s Brazilian subsidiaries that were acquired as a part of the Lipman acquisition have been notified of an additional assessment regarding Brazilian customs penalties that relates to alleged infractions in the importation of goods. The assessment was issued by the Federal Revenue Department in the City of Itajai. On May 22, 2008, the Company was notified of a first administrative level decision rendered in the Itajai assessment, which maintained the total fine of 2.0 million Brazilian reais (approximately $0.9 million) imposed, excluding interest. On May 27, 2008, the Company appealed the first level administrative level decision to the Taxpayers Council.

Senior Convertible Notes

On June 22, 2007, the Company entered into an Indenture with U.S. Bank National Association, as trustee, to issue $316.25 million 1.375% Senior Convertible Notes due 2012 (the “Notes”). The Company will pay 1.375% interest per annum on the principal amount of the Notes, subject to increase in certain circumstances as described below. The Notes are convertible into the Company’s common stock based on an initial conversion rate of 22.7190 shares per $1,000 principal amount of Notes at any time on or prior to the close of business on the second business day immediately preceding the maturity date of the Notes when certain conditions are met. The Notes are senior unsecured obligations and rank equal in right of payment with all of the Company’s existing and future senior unsecured indebtedness.

In connection with the sale of the Notes, the Company entered into a registration rights agreement with the initial purchasers of the Notes whereby the Company made certain commitments with regard to the shelf registration statements related to the Notes and the common stock issuable upon conversion of the Notes. Under the Registration Rights Agreement, the Company agreed to register the Notes and the shares underlying the Notes by December 19, 2007 or pay additional interest on the Notes. Due to the delay in the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007 (the “2007 Annual Report”), the Company has not been able to register the Notes and the shares underlying the Notes. Accordingly, the interest rate on the Notes increased by 0.25% per annum on December 20, 2007 and by an additional 0.25% per annum on March 19, 2008 relating to the Company’s obligations under the Registration Rights Agreement. Once a registration statement covering the Notes and shares underlying the Notes is declared effective, such additional interest will cease to accrue.

The Company also entered into note hedge transactions with affiliates of the initial purchasers of the Notes whereby the Company has the option to purchase up to 7,184,884 shares of its common stock at a price of approximately $44.02 per share.

In addition, the Company sold warrants to the counterparties whereby they have the option to purchase up to approximately 7.2 million shares of VeriFone common stock at a price of $62.356 per share. The Company received approximately $31.2 million in cash proceeds from the sale of these warrants.

Because the Company did not increase its authorized capital to permit conversion of all of the Notes at the initial conversion rate by June 21, 2008, beginning on June 21, 2008 the Notes began to bear additional interest at a rate of 2.0% per annum (in addition to the additional interest described herein) on the principal amount of the Notes, which will increase by 0.25% per annum on each anniversary thereafter if the authorized capital has not been increased. If stockholder approval to increase the Company’s authorized capital is received, such additional interest will cease to accrue.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, the interest rate on the Notes increased an additional 0.25% per annum on May 1, 2008 (in addition to the additional interest described above) because the Company failed to file and deliver its 2007 Annual Report. Such additional 0.25% interest will cease to accrue upon the filing of its 2007 Annual Report.

Amendments to the Credit Facility

On January 25, 2008, the Company’s subsidiaries, VeriFone, Inc. (the “Borrower”) and VeriFone Intermediate Holdings, Inc. entered into a First Amendment to the Credit Agreement and Waiver (the “First Amendment”) with the Lenders under its Credit Facility, dated October 31, 2006. The First Amendment extends the deadlines for delivery of certain required financial information for the three-month periods ended January 31, April 30 and July 31, 2007, the year ended October 31, 2007, and the three-month period ended January 31, 2008. In connection with the First Amendment, the Borrower paid to consenting Lenders a fee of $0.7 million, or 0.25% of the aggregate amount outstanding under the Term B loan and revolving credit commitment made available by the consenting Lenders, and agreed to an increase in the interest rate payable on the term loan of 0.25% per annum.

On April 28, 2008, the Borrower and VeriFone Intermediate Holdings, Inc. entered into a Second Amendment to the Credit Agreement (the “Second Amendment”) with the Lenders under its Credit Facility. The Second Amendment extends the time periods for delivery of certain required financial information for the three-month periods ended January 31, April 30 and July 31, 2007, the year ended October 31, 2007, and the three-month periods ended January 31 and April 30, 2008. In connection with the Second Amendment, the Borrower paid to consenting Lenders a fee of $0.7 million, or 0.25% of the aggregate amount outstanding under the term loan and revolving credit commitment made available by the consenting Lenders, agreed to an additional increase in the interest rate payable on the Term B loan and any revolving commitments of 0.75% per annum, agreed to an increase of 0.125% per annum to the commitment fee for unused revolving commitments, and agreed to an increase of 0.75% per annum to the letter of credit fees, each of which are effective from the date of the Second Amendment.

On July 31, 2008, the Borrower and VeriFone Intermediate Holdings, Inc. entered into a Third Amendment to the Credit Agreement (the “Third Amendment”) with the Lenders under its Credit Facility. The Third Amendment extends the time periods for delivery of certain required financial information for the three-month periods ended January 31, April 30, and July 31, 2007, the year ended October 31, 2007, and the three-month periods ended January 31 and April 30, 2008 to August 31, 2008. In connection with the Third Amendment, the Borrower paid to consenting Lenders a fee of $0.3 million, or 0.125% of the aggregate amount outstanding under the Term B loan and the amount of the revolving credit commitment made available by the consenting Lenders. Following the Third Amendment, the Borrower pays interest on the Term B loan at a rate of 2.75% over three-month LIBOR (the Borrower may elect at the end of an interest period to have the term loan bear interest at 1.75% over the lender’s base rate) and any revolving loans would bear interest, at the Borrower’s option, at either 2.0% over LIBOR or 1.0% over the lender’s base rate, assuming the Borrower remains in the lowest rate tier based on its total consolidated leverage ratio.

Patent Infringement Lawsuits

On September 18, 2007, SPA Syspatronic AG (“SPA”) commenced an action in the United States District Court for the Eastern District of Texas, Marshall Division, against the Company and others, alleging infringement of U.S. Patent No. 5,093,862 purportedly owned by SPA. The plaintiff is seeking a judgment of infringement, an injunction against further infringement, damages, interest and attorneys’ fees. The Company filed an answer and counterclaims on November 8, 2007, and intend to vigorously defend this litigation. On January 28, 2008, the Company requested that the U.S. Patent and Trademark Office (the “PTO”) perform a re-examination of the patent. The PTO granted the request on April 4, 2008. The Company then filed a motion to stay the proceedings with the Court and on April 25, 2008, the Court agreed to stay the proceedings pending the re-examination.

On March 6, 2008, Cardsoft, Inc. and Cardsoft (Assignment for the Benefit of Creditors), LLC (“Cardsoft”) commenced an action in the United States District Court for the Eastern District of Texas, Marshall Division,

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

against the Company and others, alleging infringement of U.S. Patents No. 6,934,945 and No. 7,302,683 purportedly owned by Cardsoft. The plaintiff is seeking a judgment of infringement, an injunction against further infringement, damages, interest and attorneys’ fees. The Company intends to vigorously defend this litigation.

Investment in VeriFone Transportation Systems, Inc. (“VTS”)

In February 2007, the Company made a $4.0 million additional investment in VTS, which increased its ownership percentage in VTS from 20% to 51%. The Company began to include the operating results of VTS in its consolidated financial statement in February 2007 as a result of the increased equity investment in the subsidiary. During the three months ended July 31, 2007, the Company invested an additional $5.0 million and increased its equity interest in VTS to 60.1%.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. In some cases, forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and assumptions made by management. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors” below and in Item 1A of our Annual Report on Form 10-K for the year ended October 31, 2006 filed with the SEC on December 18, 2006. The following discussion should be read in conjunction with our consolidated financial statements and related notes included in our 2006 Annual Report on Form 10-K and the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Unless required by law, we expressly disclaim any obligation to update publicly any forward-looking statements, whether as result of new information, future events or otherwise.

When we use the terms “VeriFone,” “we,” “us” and “our” in this item, we mean VeriFone Holdings, Inc., a Delaware corporation, and its consolidated subsidiaries.

The discussion and analysis set forth below in this Item 2 has been amended to reflect the restatement as described above in the Explanatory Note to this amended Quarterly Report on Form 10-Q/A and in Note 2, “Restatement of Condensed Consolidated Financial Statements,” to the Notes to Condensed Consolidated Financial Statements. For this reason, the data set forth in this section may not be comparable to discussions and data in our previously filed Quarterly Reports.

Restatement and Audit Committee Investigation

Background

On December 3, 2007, we announced that our management had identified errors in accounting related to the valuation of in-transit inventory and allocation of manufacturing and distribution overhead to inventory and that as a result of these errors, we anticipated that a restatement of our unaudited condensed consolidated financial statements would be required for the following interim periods:

•	the three months ended January 31, 2007;

•	the three and six months ended April 30, 2007; and

•	the three and nine months ended July 31, 2007.

Our management originally estimated that the restatement would result in changes to previously reported results as follows:

	As of and for the Three Months Ended
	January 31, 2007	April 30, 2007	July 31, 2007
	(In millions)

Reduction in Inventories	$7.7	$16.5	$30.2
Reduction in Income before income taxes	$8.9	$7.0	$13.8

Audit Committee Investigation

On December 3, 2007, following our announcement, the Audit Committee approved the commencement of an independent investigation into the errors in accounting that led to the anticipated restatement. The Audit Committee engaged independent counsel, Simpson Thacher & Bartlett LLP (“Simpson Thacher”), to conduct the independent investigation under the Audit Committee’s supervision. Simpson Thacher engaged Navigant Consulting, Inc. (“Navigant”) as independent forensic accountants. The scope of the investigation was proposed by Simpson

Thacher in consultation with Navigant and approved by the Audit Committee. The investigation involved a program of forensic analysis designed to investigate, among other things:

•	the circumstances surrounding the errors identified by management and described in our December 3, 2007 announcement;

•	whether additional errors existed requiring further restatement in the interim periods of fiscal 2007 and the adjustments required to correct and restate our interim financial statements; and

•	whether evidence existed indicating that periods prior to fiscal 2007 may also be required to be restated.

Simpson Thacher and Navigant assembled an investigative team that ultimately consisted of approximately 70 professionals. Information and documents were gathered from current and former employees worldwide. Using search technology, the investigative team evaluated over five million documents in physical and electronic form. Navigant also reviewed relevant accounting databases and journal entries. The investigative team also conducted more than 25 interviews of senior executives, former senior executives of Lipman and current and former finance, accounting and supply chain personnel.

We announced on April 2, 2008 that the investigation was complete and that the investigation had confirmed the existence of the errors in accounting identified in our December 3, 2007 announcement. In particular, the investigation confirmed that incorrect manual journal and elimination entries had been made primarily by our Sacramento supply chain accounting team with respect to several inventory-related matters.

The investigation also concluded that existing policies with respect to manual journal entries were not followed and that the review processes and controls in place were not sufficient to identify and correct the errors in a timely manner. The investigation found no evidence that any period prior to fiscal year 2007 required restatement.

Restatement

Concurrently with the Audit Committee investigation, we also conducted an internal review for the purpose of restating our fiscal 2007 interim condensed consolidated financial statements and preparing our fiscal 2007 annual consolidated financial statements and fiscal 2008 interim condensed consolidated financial statements. This review included evaluations of the previously made accounting determinations and judgments. As a result, we have also corrected additional errors, including errors that had previously not been corrected because our management believed that individually and in the aggregate such errors were not material to our consolidated financial statements. Management also made additional adjustments to reduce certain accruals which had been recorded, such as bonuses, which were accrued based upon information which, following the restatement, was no longer accurate.

The restatements of fiscal 2007 interim results resulted in the following adjustments:

	As of and for the Three Months Ended
	January 31, 2007	April 30, 2007	July 31, 2007
	(In millions)

Reduction in Inventory	$13.3	$23.9	$40.6
Reduction in Income before income taxes	$12.5	$9.9	$14.4
Reduction in Net Income	$4.7	$9.7	$55.8

A complete analysis of the adjustments reflected in the restatement as of and for the three months ended January 31, 2007 is included in Note 2, “Restatement of Condensed Consolidated Financial Statements,” to the Notes to Condensed Consolidated Financial Statements.

Among the most significant errors giving rise to the restatement were:

•	manual journal entries made for the three months ended January 31, 2007 that erroneously added manufacturing and distribution overhead to inventory held at former Lipman subsidiaries, notwithstanding that overhead had already been allocated to that inventory. This duplication erroneously increased reported inventory and reduced reported cost of net revenues by $7.7 million in the three months ended January 31, 2007;

•	manual journal entries made for the periods ended April 30, 2007 and July 31, 2007 that erroneously recorded in-transit inventory of an additional $12.7 million at April 30, 2007 and an additional $7.3 million at July 31, 2007 based on erroneous methodology and application of source documents; and

•	$6.3 million in errors made in the elimination of intercompany profit in inventory for the nine months ended July 31, 2007.

In connection with the Audit Committee investigation and restatement process, we identified material weaknesses in our internal control over financial reporting, as a result of which our senior management has concluded that our disclosure controls and procedures were not effective as of January 31, 2007. These material weaknesses and management’s remediation efforts are summarized under Item 4, “Controls and Procedures” in this Quarterly Report.

Overview

We are a global leader in secure electronic payment solutions. We provide expertise, solutions and services that add value to the point of sale with merchant-operated, consumer-facing and self-service payment systems for the financial, retail, hospitality, petroleum, government and healthcare vertical markets. Since 1981, we have designed and marketed system solutions that facilitate the long-term shift toward electronic payment transactions and away from cash and checks. We believe that we have one of the leading electronic payment solutions brands and, supported by our recent acquisition of Lipman Electronic Engineering Ltd, (“Lipman”), we are one of the largest providers of electronic payment systems worldwide in terms of revenues and research and development spending.

Our System Solutions consist of point of sale electronic payment devices that run our proprietary and third-party operating systems, security and encryption software and certified payment software as well as third-party, value-added applications. Our System Solutions are able to process a wide range of payment types including signature and PIN-based debit cards, credit cards, contactless / radio frequency identification, or RFID, cards and tokens, smart cards, pre-paid gift and other stored-value cards, electronic bill payment, check authorization and conversion, signature capture and electronic benefits transfer, or EBT. Our proprietary architecture was the first to enable multiple value-added applications, such as gift card and loyalty card programs, healthcare insurance eligibility and time and attendance tracking, to reside on the same system without requiring recertification when new applications are added to the system. We are an industry leader in multi-application payment system deployments and we believe we have the largest selection of third-party certified value-add applications.

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

Results of Operations

Net Revenues

We generate net revenues through the sale of our electronic payment systems and solutions that enable electronic payments, which we identify as System Solutions, and to a lesser extent, warranty and support services, field deployment, installation and upgrade services, and customer specific application development, which we identify as Services.

Net revenues, which include System Solutions and Services, are summarized in the following table (in thousands, except percentages):

	Three Months Ended January 31,
			Change	Change
	2007	2006	In Dollars	in Percent
	(Restated)

Systems Solutions	$188,966	$118,685	$70,281	59.2%
Services	27,397	15,945	11,452	71.8%

Total	$216,363	$134,630	$81,733	60.7%

System Solutions

System Solutions net revenues increased $70.3 million, or 59%, to $189.0 million in the three months ended January 31, 2007, from $118.7 million in the three months ended January 31, 2006. System Solutions net revenues comprised 87% of total net revenues in the three months ended January 31, 2007, as compared to 88% in the three months ended January 31, 2006.

International System Solutions net revenues for the three months ended January 31, 2007 increased $58.2 million, or 105% to $113.8 million. Our International business was stronger as a result of both the acquisition of Lipman and organic growth. The increase was largely attributable to growth across emerging economies, in particular the countries of Brazil, China and Turkey, and to a lesser extent Western Europe. Factors driving the emerging economy increases were the addition of the Nurit product line, acquired in the Lipman acquisition, and continued desire of these countries to modernize their infrastructure and improve collection of VAT. In Western Europe, acquisition related sales in Spain, Italy, and the UK was the primary reason for growth. We expect that the proportion of International System Solutions net revenues, relative to North America System Solutions net revenues, will increase at a higher growth rate for at least the next year. In addition, we may experience periodic variations in sales to our International markets.

North America System Solutions net revenues for the three months ended January 31, 2007 increased $12.6 million, or 20%, to $75.7 million. This increase was primarily attributable to the Lipman acquisition which drove higher wireless sales associated with the Nurit product line, continued market share gains in Canada, strength in our multi-lane retail business, and the ongoing replacement of the installed base with System Solutions that have IP communication and PIN-based debit capabilities. Sales of solutions which address the lower priced single application financial system market declined slightly as merchant activations for both ISOs and US processors declined.

Services

Services net revenues increased $11.5 million, or 72%, to $27.4 million in the three months ended January 31, 2007 from $15.9 million in the three months ended January 31, 2006. This growth occurred entirely in International, while North America had a slight decline. International growth was significant as maintenance revenues and deployment revenues in Europe and Brazil associated with the acquisition of Lipman were included in the current year quarter. The North America decline was due to lower installation volume with our quick service restaurant customers.

Gross Profit

The following table shows the gross profit for System Solutions and Services (in thousands, except percentages):

	Three Months Ended January 31,
	Amount		Gross Profit Percentage
	2007	2006	2007	2006
	(Restated)

Systems Solutions	$55,675	$51,570	29.5%	43.5%
Services	12,948	8,032	47.3%	50.4%

Total	$68,623	$59,602	31.7%	44.3%

Gross profit on System Solutions increased $4.1 million, or 8%, to $55.7 million in the three months ended January 31, 2007, from $51.6 million in the three months ended January 31, 2006. Gross profit on System Solutions represented 29.5% of System Solutions net revenues in the three months ended January 31, 2007, down from 43.5% in the three months ended January 31, 2006.

Gross profit percentage declined in North America due to the lower proportion of Petroleum system solution sales, which carry higher than average gross margins, growth in Retail system solution sales, which carry lower than average gross margins, and sales of a low gross margin Nurit single application solution. Partially offsetting these declines were higher sales of wireless solutions, which typically carry a higher gross margin than landline solutions.

International gross profit percentage declined due to the higher proportion of sales, following the Lipman acquisition, in China, where price competition is significant, and the inclusion of Secura and Xplorer System solutions, which carry a lower than average gross margin relative to other International System solutions. In addition, with our acquisition of Lipman, international sales, which typically carry lower gross profit percentages relative to domestic margins, increased with a resulting adverse impact on gross margins. Partially offsetting these declines was an increase in wireless solutions, which carry higher gross margins than landline solutions.

Corporate costs increased as a percentage of System Solutions net revenues in part due to amortization of purchased core and developed technology assets and step-up in inventory fair value. Corporate costs increased to 12.5% of System Solutions net revenues in the three months ended January 31, 2007 from 4.8% in the three months ended January 31, 2006, as a result of the Lipman acquisition. Partially offsetting this increase were lower air freight costs as a percentage of System Solutions net revenues and a reduction in Singapore International headquarters expenses, which were high in the three months ended January 31, 2006 as operations were ramping. Corporate costs are comprised of non-cash acquisition charges, including amortization of purchased core and developed technology assets, step-up of inventory and step-down in deferred revenue, and other Corporate charges, including inventory obsolescence and scrap at corporate distribution centers, rework, specific warranty provisions, non-standard freight, over-and-under absorption of materials management, and supply chain engineering overhead. Since these costs are generally incurred on a company wide basis, it is impractical to allocate them to either North America or International segments.

Gross profit on Services increased $4.9 million, or 61.2% to $12.9 million in the three months ended January 31, 2007, from $8.0 million in the three months ended January 31, 2006. Gross profit on Services represented 47.3% of Services net revenues in the three months ended January 31, 2007, as compared to 50.4% in the three months ended January 31, 2006. This decline was due to the inclusion of service revenues related to the Lipman acquisition which carried a gross margin percent below our historical average.

Research and Development Expenses

Research and development (“R&D”) expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended January 31,
			Change	Change
	2007	2006	in Dollars	in Percent
	(Restated)

Research and development	$16,898	$11,407	$5,491	48%
Percentage of net revenues	7.8%	8.5%

R&D expenses in the three months ended January 31, 2007, increased compared to the three months ended January 31, 2006, primarily due to $3.8 million of expenses incurred at Lipman entities, $1.3 million due to stock-based compensation and $0.9 million of expenses incurred at PayWare entities.

Sales and Marketing Expenses

Sales and marketing expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended January 31,
			Change	Change
	2007	2006	in Dollars	in Percent
	(Restated)

Sales and marketing	$23,040	$14,201	$8,839	62%
Percentage of net revenues	10.6%	10.5%

Sales and marketing expenses increased for the three months ended January 31, 2007, compared to the three months ended January 31, 2006 due primarily to the acquisitions of Lipman and PayWare, which included $4.0 million of increased personnel costs, $1.5 million of increased stock-based compensation, $1.1 million of increased outside services, $0.7 million of increased marketing communication expenses, and $0.5 million of increased travel expenses.

General and Administrative Expenses

General and administrative expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended January 31,
			Change	Change
	2007	2006	in Dollars	in Percent
	(Restated)

General and administrative	$17,376	$9,698	$7,678	79%
Percentage of net revenues	8.0%	7.2%

General and administrative expenses in the three months ended January 31, 2007 increased, compared to the three months ended January 31, 2006, primarily due to the acquisitions of Lipman and PayWare, which included $3.3 million of increased stock-based compensation, $1.4 million of increased personnel costs, $0.8 million of increased outside services, $0.5 million of increased audit and accounting fees, $0.5 million of increased insurance expenses, and $0.8 million of integration expenses relating to the acquisition of Lipman and restructuring charges.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets increased $4.2 million to $5.4 million in the first quarter of fiscal 2007 compared with $1.2 million in the first quarter of fiscal 2006. The increase for the period was due primarily to additional purchased intangible assets relating to the acquisition of Lipman, which was completed on November 1, 2006.

In-Process Research and Development (IPR&D)

We recognized IPR&D expense of $6.6 million during the three months ended January 31, 2007 in connection with our Lipman acquisition. The products considered to be IPR&D were in our consumer-activated systems and countertop communication modules which have subsequently reached technological feasibility.

Consumer-activated systems.  We had two projects involving consumer-activated systems in process. The first involved a new category of PIN pad devices with debit, credit and smart card payment capabilities with interfaces to countertop systems and ECRs. The project was 75% complete at October 31, 2006. The estimated cost of completion at October 31, 2006 was $0.3 million and the expected completion date was December 2006. The project was completed during the three months ended January 31, 2007 for approximately the expected remaining cost.

The second project was a new product family of consumer-activated payment systems for multi-lane retailers. New features include a faster processor, more memory, modular design, a signature capture option, Ethernet/USB option and smart card option. The project was completed at acquisition date and is in the pilot stage. The estimated cost of completion at October 31, 2006 was less than $0.1 million and was completed during the three months ended January 31, 2007.

Countertop communication modules.  This project was developing new modem, Ethernet and ISDN communication modules for countertop system solutions, consisting of customer firmware and circuit board design intended to achieve desired functions, operating system drivers, library and application modifications. The project was 50% complete at October 31, 2006. The estimated cost of completion at the acquisition date was $0.2 million and the expected completion date was December 2006. The project was completed during the three months ended January 31, 2007 for approximately the expected remaining cost.

We prepared cash flow forecasts for the acquired projects and those forecasts were used to develop a discounted cash flow model. The discount rate assigned to in-process technologies was 19% with consideration given to the risk associated with these in-process projects.

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

Interest Income

Interest income of $991,000 in the first quarter of fiscal 2007 increased from $687,000 in the first quarter of fiscal 2006. The increase in the three-month period was attributable to higher cash balances in the first quarter of fiscal 2007 relative to the same period in fiscal 2006.

Other Income (Expense), net

Other income (expense), net in the first quarter of fiscal 2007 was an expense of $261,000 resulting primarily from foreign currency losses of $187,000 from the net effects of currency conversion transactions, currency translation, and settlements of currency derivative transactions. Other income, net in the first quarter of fiscal 2006 was $201,000 resulting primarily from a refund of $288,000 associated with an Indian customs appeal resolution. This was partially offset by foreign currency transaction losses of $20,000 and foreign currency contract losses of $76,000 related to fluctuations in the value of the US dollar as compared to foreign currency.

Provision for (Benefit from) Income Taxes

We expect to provide for taxes in fiscal year 2007 notwithstanding an expected loss on our consolidated statement of operations for the full fiscal year. This is because, in significant part, we expect net profits in our international operations and a loss in the U.S. The tax benefit of the U.S. financial reporting loss is also offset by an expected increase in the valuation allowance on U.S. deferred tax assets. The application of the intraperiod tax accounting rules of FIN 18 coupled with the accounting for discrete items related to in-process research and development and certain stock-based compensation and losses at certain entities resulted in a computed tax benefit of $3.9 million for the three months ended January 31, 2007. For the three months ended January 31, 2006, the tax provision was $7.0 million. We expect to report a tax provision for fiscal year 2007 estimated at approximately $24.7 million.

As of January 31, 2007, we have recorded deferred tax assets, net of valuation allowance on our consolidated balance sheet, the realization of which is dependent on our generating sufficient U.S. and certain foreign taxable income. Although realization is not assured, our management believes that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters when we reevaluate the underlying basis for our estimates of future domestic and certain foreign taxable income.

We are currently under audit by the Internal Revenue Service (“IRS”) for our fiscal years 2002 to 2004. Although we believe we have correctly provided income taxes for the years subject to audit, the IRS may adopt different interpretations. We have not yet received any final determinations with respect to this audit.

Segment Information

We are primarily structured in a geographic manner. Our Chief Executive Officer has been identified as the Chief Operating Decision Maker (“CODM”) as defined by SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The CODM reviews consolidated financial information on revenues and gross profit percentage for System Solutions and Services. The CODM also reviews operating expenses, certain of which are allocated to our two segments described below.

We operate in two business segments:  1) North America and 2) International. We define North America as the United States and Canada, and International as the countries in which we make sales outside the United States and Canada.

The following table reconciles segmented net revenues and operating income to totals for the three months ended January 31, 2007 and 2006 (in thousands). Corporate net revenues and operating income (loss) reflect non-cash acquisition charges, including amortization of purchased core and developed technology assets, step-up of inventory and step-down in deferred revenue, and other Corporate charges, including inventory obsolescence and scrap at corporate distribution centers, rework, specific warranty provisions, non-standard freight, over-and-under absorption of materials management, and supply chain engineering overhead.

	Three Months Ended January 31,
			Change	Change
	2007	2006	in dollars	in percent
	(Restated)

Net revenues
International	$128,797	$57,657	$71,140	123%
North America	89,081	77,175	11,906	15%
Corporate	(1,515)	(202)	(1,313)	(650)%

Total net revenues	$216,363	$134,630	$81,733	61%

Operating income:
International	$31,424	$14,167	$17,257	122%
North America	31,728	30,503	1,225	4%
Corporate	(63,754)	(21,533)	(42,221)	(196)%

Total operating income (loss)	$(602)	$23,137	$(23,739)	(103)%

Net revenues growth in International for the three months ended January 31, 2007 as compared to the three months ended January 31, 2006 was primarily driven by an increase of approximately $58.2 million in System Solutions and $12.9 million in Services net revenues. See “Results of Operations — Net Revenues” for additional commentary.

Net revenues growth in North America for the three months ended January 31, 2007 as compared to the three months ended January 31, 2006 was primarily driven by an increase of approximately $12.6 million in System Solutions partially offset by a decline of $0.7 million in Services net revenues. See “Results of Operations — Net Revenues” for additional commentary.

The increase in International operating income for the three months ended January 31, 2007 compared to the three months ended January 31, 2006 was mainly due to increased net revenues and gross profit as a result of both the acquisition of Lipman and organic growth, partially offset by a declining gross profit percentage and higher operating expenses primarily due to the acquisitions of Lipman and PayWare. See “Results of Operations — Gross Profit” for additional commentary.

The increase in operating income for North America for the three months ended January 31, 2007 as compared to the three months ended January 31, 2006 was mainly due to higher System Solutions net revenues, partially offset by declining gross profit percentage and higher operating expenses. See “Results of Operations — Gross Profit” for additional commentary. In addition, North America research and development expenses for the three months ended January 31, 2006 included $2.3 million for projects which have since been broadened in scope and will benefit customers outside the North America segment. As a result, these projects for the three months ended January 31, 2007 are charged to Corporate expenses.

The decrease in Corporate operating income for the three months ended January 31, 2007 was primarily due to higher non-cash acquisition related charges including increases of $10.4 million of amortization of step-up in inventory on acquisition, $8.0 million of amortization of purchased core and developed technology assets, $6.6 million of in-process research and development charges, $4.2 million of amortization of purchased intangible assets, and $1.3 million of amortization of step-down in deferred revenue on acquisition. In addition, stock-based compensation increased by $6.9 million, and approximately $2.3 million of engineering expenses were incurred as projects which previously benefited North America in the three months ended January 31, 2006 were broadened in scope, managed by the Corporate engineering function and charged to the Corporate segment in the three months ended January 31, 2007. Furthermore, Corporate operating expenses increased $7.5 million primarily due to the acquisition of Lipman and PayWare.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to service our debt, finance working capital, and to make capital expenditures and investments. At January 31, 2007, our primary sources of liquidity were cash and cash equivalents of $161.9 million and our $40 million unused revolving credit facility.

Cash flow from operations before changes in working capital amounted to $26.3 million. Net loss was $5.7 million. This loss included non-cash charges of $32.0 million consisting primarily of acquisition related charges of $21.5 million, stock-based compensation expense of $7.8 million and depreciation and amortization of property, plant and equipment, as well as capitalized software and debt issuance cost totaling $2.6 million.

Cash flow from operations due to changes in working capital netted to an outflow of $4.0 million. The main drivers are as follows:

•	A reduction in inventories of $35.3 million following the restatement;

•	A reduction in accounts payable of $6.9 million due to the reduction of inventory levels;

•	An increase in deferred revenue of $6.9 million due to an increase in deferred service such as customer support and installations;

•	An increase in accounts receivable of $2.6 million due to higher sales;

•	A decrease in accrued compensation of $3.8 million as fiscal year-end bonuses relating to the prior year were paid during this fiscal quarter;

•	Increases in prepaid expenses and other current assets of $14.5 million and in other assets of $2.4 million;

•	A decrease in accrued expenses and other liabilities of $13.8 million; and

•	A net cash outflow related to taxes of $1.0 million, consisting of an increase in deferred tax assets of $1.9 million, a decrease in income taxes payable of $1.7 million and the reclassification of tax benefits from stock-based compensation of $2.3 million, partially offset by an increase in deferred tax liabilities of $5.0 million.

Investing activities used cash of $267.6 million, net of cash and cash equivalents acquired, primarily due to the acquisition of Lipman of $259.7 million. Additional uses included the purchases of property, plant and equipment totaling $6.6 million and software development costs capitalized of $1.1 million.

Financing activities primarily consisted of proceeds from long-term debt (net of costs) of $305.0 million which were used to fund the Lipman acquisition, proceeds from exercises of stock options of $13.0 million, and the tax benefit derived from stock-based compensation of $2.3 million.

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

Earnings before Interest, Taxes, Depreciation and Amortization, (EBITDA, as adjusted)

We define earnings before interest, taxes, depreciation and amortization, or EBITDA, as adjusted, as the sum of (1) net income (loss) (excluding extraordinary items of gain or loss and any gain or loss from discontinued operations), (2) interest expense, (3) income taxes, (4) depreciation, amortization, goodwill impairment and other non-recurring charges, (5) non-cash charges, including non-cash stock-based compensation expense and purchase accounting items and (6) acquisition related charges and restructuring costs. EBITDA, as adjusted, is a primary component of the financial covenants to which we are subject under our Credit Facility. If we fail to maintain required levels of EBITDA, as adjusted, we could have a default under our Credit Facility, potentially resulting in an acceleration of all of our outstanding indebtedness. Management uses EBITDA, as adjusted, only in addition to and in conjunction with results presented in accordance with generally accepted accounting principles (“GAAP”). Management believes that the use of this non-GAAP financial measure, in conjunction with results presented in accordance with GAAP, helps it to evaluate our performance and to compare our current results with those for prior periods as well as with the results of other companies in our industry. Our competitors may, due to differences in capital structure and investment history, have interest, tax, depreciation, amortization, and other non-cash expenses that differ significantly from ours. Management also uses this non-GAAP financial measure in our budget and planning process. Management believes that the presentation of this non-GAAP financial measure may be useful to investors for many of the same reasons that management finds these measures useful.

Our EBITDA, as adjusted, contains limitations and should be considered as a supplement to, and not as a substitute for, or superior to, disclosures made in accordance with GAAP. EBITDA, as adjusted, may be different from EBITDA or EBITDA, as adjusted, calculated by other companies and is not based on any comprehensive set of accounting rules or principles. In addition, EBITDA, as adjusted, does not reflect all amounts and costs, such as employee stock-based compensation costs, periodic costs of assets used to generate net revenues and costs to replace those assets, cash expenditures or future requirements for capital expenditures or contractual commitments, cash requirements for working capital needs, interest expense or the cash requirements necessary to service interest or principal payments on our debt, income taxes and the related cash requirements, restructuring and impairment charges and losses from discontinued operations, associated with our results of operations as determined in accordance with GAAP. Furthermore, we expect to continue to incur expenses similar to those amounts excluded from EBITDA, as adjusted. Management compensates for these limitations by also relying on the comparable GAAP financial measure.

As noted above, management excludes the following items from EBITDA, as adjusted:

•	Provision for (benefit from) income taxes. While income taxes are directly related to the amount of pre-tax income, they are also impacted by tax laws and the company’s tax structure. As the tax laws and our tax structure are not under the control of our operational managers, management believes that the provision for (benefit from) income taxes should be excluded when evaluating our operational performance.

•	Interest expense and interest income. While working capital supports the business, management does not believe that related interest expense or interest income is directly attributable to the operating performance of our business.

•	Depreciation of property, plant and equipment. Management excludes depreciation because while tangible assets support the business, management does not believe the related depreciation costs are directly attributable to the operating performance of our business. In addition, depreciation may not be indicative of current or future capital expenditures.

•	Amortization of capitalized software. Management excludes amortization of capitalized software because while capitalized software supports the business, management does not believe the related amortization costs are directly attributable to the operating performance of our business. In addition, amortization of capitalized software may not be indicative of current or future expenditures to develop software.

•	Amortization of certain acquisition related items. We incur amortization of purchased core and developed technology assets, amortization of purchased intangible assets, amortization of step-down in deferred revenue on acquisition, and amortization of step-up in inventory on acquisition in connection with acquisitions. Management excludes these items because it does not believe these expenses are reflective of ongoing operating results in the period incurred. These amounts arise from prior acquisitions and management does not believe that they have a direct correlation to the operation of our business.

•	In-process research and development. We incur IPR&D expenses when technological feasibility for acquired technology has not been established at the date of acquisition and no future alternative use for such technology exists. These amounts arise from prior acquisitions and management does not believe they have a direct correlation to the operation of VeriFone’s business.

•	Stock-based compensation. These expenses consist primarily of expenses for employee stock options and restricted stock units under SFAS No. 123 (R). Management excludes stock-based compensation expenses from non-GAAP financial measures primarily because they are non-cash expenses which management believes are not reflective of ongoing operating results.

•	Acquisition related charges and restructuring costs. This represents charges incurred for consulting services and other professional fees associated with acquisition related activities. These expenses also include charges related to restructuring activities, including costs associated with severance, benefits, and excess facilities. As management does not believe that these charges directly relate to the operation of our business, management believes they should be excluded when evaluating our operating performance.

•	Non-cash portion of loss on debt extinguishment. This represents the non-cash portion of loss incurred on the extinguishment of our credit facility. While this credit facility supported our business, management does not believe the related loss on extinguishment is a cost directly attributable to the operating performance of our business.

A reconciliation of net income (loss), the most directly comparable U.S. GAAP measure, to EBITDA, as adjusted, for the three months ended January 31, 2007 and 2006 is as follows (in thousands):

	Three Months Ended
	January 31,
	2007	2006
	(Restated)

U.S. GAAP net income (loss)	$(5,679)	$13,794
Provision for (benefit from) income taxes	(3,949)	6,952
Interest expense	9,756	3,279
Interest income	(991)	(687)
Depreciation and amortization of property, plant and equipment	2,004	774
Amortization of capitalized software	295	275
Amortization of purchased intangible assets	14,960	2,752
Amortization of step-down in deferred revenue on acquisition	1,514	202
Amortization of step-up in inventory on acquisition	10,448	—
In-process research and development	6,560	—
Stock-based compensation	7,796	923
Acquisition related charges and restructuring costs	794	—

EBITDA as adjusted	$43,508	$28,264

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K, consist of interest rate cap agreements and forward foreign currency exchange agreements described under Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

Recent Accounting Pronouncements

In June 2006, FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position. FIN 48 indicates that an enterprise shall initially recognize the financial statement effects of a tax position when it is more likely than not of being sustained on examination, based on the technical merits of the position. In addition, FIN 48 indicates that the measurement of a tax position that meets the more likely than not threshold shall consider the amounts and probabilities of the outcomes that could be realized upon ultimate settlement. This interpretation is effective for fiscal years beginning after December 15, 2006 and interim periods within those years. We are in the process of evaluating the impact of adopting FIN 48 on our consolidated results of operations, financial position or cash flows.

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

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The implementation of SFAS No. 157 is not expected to have a material impact on our consolidated results of operations, financial position or cash flows.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure financial assets and liabilities at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, provided the provisions of SFAS No. 157 are applied. We are evaluating SFAS No. 159 and have not yet determined the impact, if any, that the adoption will have on our consolidated financial statements.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, bad debts, income taxes and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For further information on our critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended October 31, 2006, which was filed with the SEC on December 18, 2006.

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

We have entered into foreign currency forward contracts and other arrangements intended to hedge our exposure to adverse fluctuations in exchange rates. As of January 31, 2007, we had no foreign currency forward contracts outstanding. Effective February 1, 2007, we have entered into foreign currency forward contracts to sell Australian dollars, Mexican pesos, British pounds and Euros with notional amounts of $2.8 million, $3.4 million, $7.2 million and $16.3 million, respectively. If we chose not to enter into foreign currency forward contracts to hedge against these exposures and if the hedge currencies were to devalue 5% to 10% against the U.S. dollar, results of operations would include a foreign exchange loss of approximately $1.5 million to $3.0 million.

Hedging arrangements of this sort may not always be effective to protect our results of operations against currency exchange rate fluctuations, particularly in the event of imprecise forecasts of non-U.S. denominated assets and liabilities. Accordingly, if there is an adverse movement in exchange rates, we might suffer significant losses.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

VeriFone maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our CEO and CFO participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of January 31, 2007.

At the time that our Quarterly Report on Form 10-Q/A for the three months ended January 31, 2007 was filed on March 12, 2007, our CEO and CFO concluded that our disclosure controls and procedures were effective as of January 31, 2007. Subsequent to that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective at a reasonable level of assurance as of January 31, 2007 because of the material weaknesses in our internal control over financial reporting discussed below.

Notwithstanding the material weaknesses described below, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements as restated included in this amended report were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Based in part on these additional efforts, our CEO and CFO have included their certifications as exhibits to this Form 10-Q/A.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management’s assessment identified the following material weaknesses in our internal control over financial reporting as of January 31, 2007. As set forth below, management has taken or will take steps to remediate each of these material weaknesses.

•	A transaction-level material weakness in the design and operation of control activities relating to the preparation, review, approval, and entry of manual, non-standard journal entries. This material weakness contributed to adjustments in several accounts and the restatement of the interim condensed consolidated financial statements for the quarterly periods during the fiscal year ended October 31, 2007. The accounts most affected in the restatement included inventories and cost of net revenues; however, this material weakness could impact all financial statement accounts.

•	An entity-level material weakness in the control environment related to our period-end financial reporting process due to an insufficient number of qualified personnel with the required proficiency to apply our accounting policies in accordance with U.S. GAAP following the November 1, 2006 acquisition of Lipman

Electronic Engineering Ltd. This material weakness contributed to adjustments in several accounts and the restatement of the interim condensed consolidated financial statements for the quarterly periods during the fiscal year ended October 31, 2007. The accounts most affected in the restatement include inventories and cost of net revenues; however, this material weakness could impact all financial statement accounts, with a higher likelihood for accounts subject to non-routine or estimation processes, such as inventory reserves and income taxes.

•	An entity-level material weakness in control activities related to the design and operation of our supervision, monitoring, and monthly financial statement review processes. This material weakness contributed to adjustments in several accounts and the restatement of interim condensed consolidated financial statements for the quarterly periods during the fiscal year ended October 31, 2007. The accounts most affected in the restatement include inventories and cost of net revenues; however, this material weakness could impact all financial statement accounts.

•	A transaction-level material weakness in the design and operating effectiveness of controls related to income taxes. Specifically, our processes and procedures were not designed to provide for adequate and timely identification, documentation and review of various income tax calculations, reconciliations and related supporting documentation required to apply our accounting policy for income taxes in accordance with U.S. GAAP, particularly following the November 1, 2006 acquisition of Lipman Electronic Engineering Ltd. This material weakness impacted our ability to report financial information related to income tax accounts and resulted in adjustments to income tax expense, income taxes payable, deferred tax assets and liabilities and goodwill accounts during the fiscal year ended October 31, 2007.

Management has determined that each of these control deficiencies constitutes a material weakness.

These control deficiencies gave rise to the required restatements of VeriFone’s interim consolidated financial statements for the first three quarters of fiscal 2007. Additionally, notwithstanding VeriFone’s remediation initiatives described below, these control deficiencies could result in additional misstatements in the aforementioned accounts that might result in a material misstatement to VeriFone’s interim or annual consolidated financial statements that might not be prevented or detected.

Management’s Remediation Initiatives

Following the Audit Committee independent investigation and in response to the material weaknesses discussed above, we plan to continue the efforts already underway to review and make necessary changes to improve our internal control over financial reporting, including:

•	We have enhanced our manual journal entry policy, including a more stringent manual journal entry review and approval process that requires tiered approval levels in which escalating dollar amounts require additional approval by increasingly more senior personnel;

•	We migrated to a new worldwide, integrated, enterprise resource planning (“ERP”) system. The new ERP system is our principal computing platform and provides for a single unified chart of accounts worldwide. This system was activated for the majority of our worldwide operations in the first fiscal quarter of 2008 and by the end of the second fiscal quarter of 2008 over 90% of our consolidated net revenues and cost of net revenues were processed on this system;

•	We have added and expect to continue to add qualified accounting and finance personnel having sufficient knowledge and experience in general accepted accounting principles, cost accounting, tax, and management of financial systems;

•	We intend to enhance our review process over the monthly financial results by requiring additional documentation and analysis to be provided that will then be reviewed by appropriate key senior personnel from both finance and non-finance areas;

•	We expect to enhance the segregation of duties between the financial planning and the accounting and control functions; and

•	We intend to enhance our governance and compliance functions to improve control consciousness and prevention of errors in financial reporting, as well as to improve tone, communication, education, and training for employees involved in the financial reporting process, including the appointment of a chief legal and compliance officer.

Changes in internal control over financial reporting

During the three months ended January 31, 2007, as a result of our acquisition of Lipman, we implemented the following changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act):

•	Adopted VeriFone’s accounting policies and processes for Lipman’s transactions.

•	Ensured the review of certain sales orders to ensure proper accounting.

No other change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934) occurred during the three months ended January 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIFONE HOLDINGS, INC.

By:	/s/ Douglas G. Bergeron
Douglas G. Bergeron
Chief Executive Officer

By:	/s/ Barry Zwarenstein
Barry Zwarenstein
Executive Vice President and Chief Financial Officer

Date: August 19, 2008

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