Form 10-Q/A
period 2007-04-30
VeriFone Holdings, Inc.
filed 2008-08-19
CIK 1312073

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

At May 25, 2007, the number of shares outstanding of the registrant’s common stock, $0.01 par value per share was 82,967,716.

EXPLANATORY NOTE

This Amendment No. 1 (the “Amended 10-Q”) to the Quarterly Report on Form 10-Q of VeriFone Holdings, Inc. (the “Company” or “VeriFone”) for the three and six months ended April 30, 2007 is being filed to correct certain errors in VeriFone’s Condensed Consolidated Financial Statements and the related disclosures.

As discussed in Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the notes to the accompanying Condensed Consolidated Financial Statements in this Amended 10-Q, the correction of these errors from previously reported information for the three months ended April 30, 2007 has resulted in a reduction in income (loss) before income taxes of $9.9 million, primarily as a result of a $12.2 million increase in total cost of net revenues offset by a $2.7 million reduction in operating expenses. The correction of these errors from previously reported information for the six months ended April 30, 2007 has resulted in a reduction in income (loss) before income taxes of $22.4 million, primarily as a result of a $24.7 million increase in total cost of net revenues offset by a $3.1 million reduction in operating expenses.

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

On December 3, 2007, following our announcement, the Audit Committee approved the commencement of an independent investigation into the errors in accounting that led to the anticipated restatement. The Audit Committee engaged independent counsel, Simpson Thacher & Bartlett LLP (“Simpson Thacher”), to conduct the independent investigation under the supervision of the Audit Committee. Simpson Thacher engaged Navigant Consulting, Inc. (“Navigant”) as independent forensic accountants. The scope of the investigation was proposed by Simpson Thacher in consultation with Navigant and approved by the Audit Committee.

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

The following items have been amended principally as a result of, and to reflect, the restatements:

•	Part I — Item 1. Financial Statements (Unaudited);

•	Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Part I — Item 4. Controls and Procedures;

•	Part II — Item 1. Legal Proceedings;

•	Part II — Item 1A. Risk Factors;

•	Part II — Item 6. Exhibits.

For the convenience of the reader, this Amended 10-Q amends and restates in its entirety the Quarterly Report on Form 10-Q for the three and six months ended April 30, 2007 (the “10-Q”). However, this Amended 10-Q amends only the items referred to above, in each case as a result of and to reflect the adjustments discussed above and more fully in Note 2 of the accompanying Condensed Consolidated Financial Statements and related disclosures. No other information in the 10-Q is amended hereby. The foregoing items have not been updated to reflect other events occurring after the filing of the 10-Q, or to modify or update those disclosures affected by other subsequent events. In particular, forward-looking statements included in this Amended 10-Q represented management’s views as of the date of filing of the 10-Q for the quarterly period ended April 30, 2007 on May 31, 2007. Such forward-looking statements should not be assumed to be accurate as of any future date. VeriFone undertakes no duty to update such information whether as a result of new information, future events or otherwise.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, VeriFone’s principal executive officer and principal financial officer are providing Rule 13a-14(a) certifications dated August 19, 2008 in connection with this Amended 10-Q (but otherwise identical to their prior certifications) and are also furnishing, but not filing, written statements pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 19, 2008 (but otherwise identical to their prior statements).

VERIFONE HOLDINGS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	October 31,
	2007	2006
	(Restated)(1)
	(Unaudited)
	(In thousands, except
	par value)

ASSETS
Current assets:
Cash and cash equivalents	$175,760	$86,564
Accounts receivable, net of allowances of $3,746 and $2,364	168,199	119,839
Inventories	101,449	86,631
Deferred tax assets	15,885	13,267
Prepaid expenses and other current assets	45,001	12,943

Total current assets	506,294	319,244
Property, plant and equipment, net	33,492	7,300
Purchased intangible assets, net	193,606	16,544
Goodwill	583,038	52,689
Deferred tax assets	26,030	21,706
Debt issuance costs, net	10,328	10,987
Transaction costs	—	12,350
Other assets	21,058	12,125

Total assets	$1,373,846	$452,945

LIABILITIES AND STOCK HOLDERS’ EQUITY
Current liabilities:
Accounts payable	$72,558	$66,685
Income taxes payable	4,573	5,951
Accrued compensation	20,758	16,202
Accrued warranty	11,461	4,902
Deferred revenue, net	36,599	23,567
Accrued expenses	5,565	4,752
Accrued transaction costs	—	12,000
Other current liabilities	50,036	13,661
Current portion of long-term debt	5,416	1,985
Restructuring liabilities	2,808	2,963

Total current liabilities	209,774	152,668
Accrued warranty	670	530
Deferred revenue	9,807	7,371
Long-term debt, less current portion	494,036	190,904
Deferred tax liabilities	75,646	859
Other long-term liabilities	10,408	1,872

Total liabilities	800,341	354,204
Minority interest	437	—
Stockholders’ equity:
Preferred Stock: 10,000 shares authorized as of April 30, 2007 and October 31, 2006; no shares issued and outstanding as of April 30, 2007 and October 31, 2006	—	—
Common Stock: $0.01 par value, 100,000 shares authorized at April 30, 2007 and October 31, 2006; 82,865 and 68,148 shares issued and outstanding as of April 30, 2007 and October 31, 2006	828	682
Additional paid-in-capital	615,007	140,569
Accumulated deficit	(53,965)	(43,468)
Accumulated other comprehensive income	11,198	958

Total stockholders’ equity	573,068	98,741

Total liabilities and stockholders’ equity	$1,373,846	$452,945

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

			Six Months Ended
	Three Months Ended April 30,		April 30,
	2007	2006	2007	2006
	(Restated)(1)		(Restated)(1)
	(Unaudited)
	(In thousands, except per share data)

Net revenues:
System Solutions	$191,469	$128,136	$380,435	$246,821
Services	25,414	14,054	52,811	29,999

Total net revenues	216,883	142,190	433,246	276,820
Cost of net revenues:
System Solutions	125,951	71,765	259,242	138,880
Services	13,286	7,026	27,735	14,939

Total cost of net revenues	139,237	78,791	286,977	153,819

Gross profit	77,646	63,399	146,269	123,001
Operating expenses:
Research and development	16,009	12,221	32,907	23,628
Sales and marketing	22,823	14,404	45,863	28,605
General and administrative	25,565	9,993	42,941	19,691
Amortization of purchased intangible assets	5,690	1,159	11,041	2,318
In-process research and development	90	—	6,650	—

Total operating expenses	70,177	37,777	139,402	74,242

Operating income	7,469	25,622	6,867	48,759
Interest expense	(9,507)	(3,197)	(19,263)	(6,476)
Interest income	1,534	927	2,525	1,614
Other income (expense), net	(2)	65	(263)	266

Income (loss) before income taxes	(506)	23,417	(10,134)	44,163
Provision for income taxes	4,312	8,381	363	15,333

Net income (loss)	$(4,818)	$15,036	$(10,497)	$28,830

Net income (loss) per share:
Basic	$(0.06)	$0.23	$(0.13)	$0.44

Diluted	$(0.06)	$0.22	$(0.13)	$0.42

Weighted average shares used in computing net income (loss) per share:
Basic	81,705	65,799	81,343	65,751

Diluted	81,705	68,959	81,343	68,887

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	April 30,
	2007	2006
	(Restated)(1)
	(Unaudited)
	(In thousands)

Cash flows from operating activities
Net income (loss)	$(10,497)	$28,830
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of purchased intangible assets	30,236	5,330
Depreciation and amortization of property, plant and equipment	3,765	1,651
Amortization of capitalized software	570	598
In-process research and development	6,650	—
Amortization of interest rate caps	2	139
Amortization of debt issuance costs	660	539
Stock-based compensation	16,095	2,112
Minority interest and equity in earnings of affiliates	63	—
Other	(71)	(81)

Net cash provided by operating activities before changes in working capital	47,473	39,118
Changes in operating assets and liabilities:
Accounts receivable, net	(13,490)	(19,639)
Inventories	52,228	(14,450)
Deferred tax assets	(3,366)	(1,871)
Prepaid expenses and other current assets	(21,405)	(607)
Other assets	(3,034)	42
Accounts payable	(5,251)	17,096
Income taxes payable	151	4,593
Tax benefit from stock-based compensation	(4,672)	(1,374)
Accrued compensation	(3,030)	(621)
Accrued warranty	(1,037)	(674)
Deferred revenue	6,532	5,133
Deferred tax liabilities	9,206	—
Accrued expenses and other liabilities	(20,179)	(2,083)

Net cash provided by operating activities	40,126	24,663
Cash flows from investing activities
Software development costs capitalized	(2,921)	(1,078)
Purchase of property, plant and equipment, net	(12,045)	(2,161)
Purchase of other assets	(500)	(1,114)
Purchases of marketable securities	—	(102,508)
Sales and maturities of marketable securities	—	106,625
Acquisition of businesses, net of cash and cash equivalents acquired	(264,334)	—

Net cash used in investing activities	(279,800)	(236)
Cash flows from financing activities
Proceeds from long-term debt, net of costs	305,335	—
Repayment of long-term debt	(1,250)	(925)
Repayments of capital leases	(34)	(106)
Tax benefit of stock-based compensation	4,672	1,374
Proceeds from exercises of stock options	18,412	508
Other	23	85

Net cash provided by financing activities	327,158	936
Effect of foreign currency exchange rate changes on cash	1,712	790

Net increase in cash and cash equivalents	89,196	26,153
Cash and cash equivalents, beginning of period	86,564	65,065

Cash and cash equivalents, end of period	$175,760	$91,218

Supplemental disclosures of cash flow information
Cash paid for interest	$18,039	$5,875

Cash paid for taxes	$13,381	$13,289

Supplemental schedule of non-cash transactions:
Issuance of common stock and stock options for business acquisition	$435,228	$—

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

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

Restatement Adjustments

The following tables present the impact of the restatement adjustments on the Company’s previously reported condensed consolidated balance sheet as of April 30, 2007, condensed consolidated statements of operations for the three and six months ended April 30, 2007, and condensed consolidated statement of cash flows for the six months ended April 30, 2007. The impact to the statement of cash flows is the result of the adjustments to the condensed consolidated balance sheet and condensed consolidated statements of operations described below.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2007
	As Reported	Adjustments	Ref.		Restated
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$175,760	$—			$175,760
Accounts receivable, net of allowances	168,375	(176)			168,199
Inventories	125,390	(23,941)	(b	)	101,449
Deferred tax assets	14,726	1,159	(e	)	15,885
Prepaid expenses and other current assets	33,291	11,710	(e	)	45,001

Total current assets	517,542	(11,248)			506,294
Property, plant and equipment, net	36,236	(2,744)	(f	)	33,492
Purchased intangible assets, net	199,517	(5,911)	(f	)	193,606
Goodwill	549,073	33,965	(f	)	583,038
Deferred tax assets	46,198	(20,168)	(e	)	26,030
Debt issuance costs, net	10,328	—			10,328
Other assets	18,207	2,851	(f	)	21,058

Total assets	$1,377,101	$(3,255)			$1,373,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$72,566	$(8)			$72,558
Income taxes payable	4,573	—			4,573
Accrued compensation	21,208	(450)			20,758
Accrued warranty	11,461	—			11,461
Deferred revenue, net	36,175	424			36,599
Accrued expenses	5,565	—			5,565
Other current liabilities	51,975	(1,939)	(f	)	50,036
Current portion of long-term debt	5,416	—			5,416
Restructuring liabilities	2,808	—			2,808

Total current liabilities	211,747	(1,973)			209,774
Accrued warranty	670	—			670
Deferred revenue	9,807	—			9,807
Long-term debt, less current portion	494,036	—			494,036
Deferred tax liabilities	70,060	5,586	(e	)	75,646
Other long-term liabilities	11,967	(1,559)	(f	)	10,408

Total liabilities	798,287	2,054			800,341
Minority interest	5,632	(5,195)	(f	)	437
Total stockholders’ equity	573,182	(114)	(g	)	573,068

Total liabilities and stockholders’ equity	$1,377,101	$(3,255)			$1,373,846

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended April 30, 2007					Six Months Ended April 30, 2007
	As Reported	Adjustments	Ref.		Restated	As Reported	Adjustments	Ref.		Restated
	(In thousands, except per share data)

Net revenues:
System Solutions	$191,800	$(331)	(a	)	$191,469	$381,029	$(594)	(a	)	$380,435
Services	25,413	1			25,414	52,810	1			52,811

Total net revenues	217,213	(330)			216,883	433,839	(593)			433,246
Cost of net revenues:
System Solutions	114,110	11,841			125,951	236,759	22,483			259,242
Services	12,903	383			13,286	25,500	2,235			27,735

Total cost of net revenues	127,013	12,224	(c	)	139,237	262,259	24,718	(c	)	286,977

Gross profit	90,200	(12,554)			77,646	171,580	(25,311)			146,269
Operating expenses:
Research and development	16,238	(229)			16,009	33,044	(137)			32,907
Sales and marketing	23,323	(500)			22,823	45,846	17			45,863
General and administrative	27,181	(1,616)	(d	)	25,565	45,586	(2,645)	(d	)	42,941
Amortization of purchased intangible assets	6,061	(371)			5,690	11,389	(348)			11,041
In-process research and development	110	(20)			90	6,640	10			6,650

Total operating expenses	72,913	(2,736)			70,177	142,505	(3,103)			139,402

Operating income	17,287	(9,818)			7,469	29,075	(22,208)			6,867
Interest expense	(9,595)	88			(9,507)	(19,351)	88			(19,263)
Interest income	1,553	(19)			1,534	2,525	—			2,525
Other income (expense), net	106	(108)			(2)	(31)	(232)			(263)

Income (loss) before income taxes	9,351	(9,857)			(506)	12,218	(22,352)			(10,134)
Provision for (benefit from) income taxes	4,492	(180)	(e	)	4,312	8,343	(7,980)	(e	)	363

Net income (loss)	$4,859	$(9,677)			$(4,818)	$3,875	$(14,372)			$(10,497)

Net income (loss) per share:
Basic	0.06	(0.12)			(0.06)	0.05	(0.18)			(0.13)

Diluted	0.06	(0.12)			(0.06)	0.05	(0.18)			(0.13)

Weighted average shares used in computing net income (loss) per share:
Basic	81,705	—			81,705	81,343	—			81,343

Diluted	84,180	(2,475)			81,705	83,861	(2,518)			81,343

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended April 30, 2007
	As Reported	Adjustments	Restated
	(In thousands)

Net income (loss)	$3,875	$(14,372)	$(10,497)

Net cash provided by operating activities	$50,210	$(10,084)	$40,126
Net cash used in investing activities	(289,672)	9,872	(279,800)
Net cash provided by financing activities	326,947	211	327,158
Effect of foreign currency exchange rate changes on cash	1,711	1	1,712

Net increase in cash and cash equivalents	89,196	—	89,196
Cash and cash equivalents, beginning of period	86,564	—	86,564

Cash and cash equivalents, end of period	$175,760	$—	$175,760

The primary restatement adjustments to the Company’s previously reported condensed consolidated balance sheet as of April 30, 2007 and condensed consolidated statements of operations for the three and six months ended April 30, 2007 are as follows:

a)	Net revenues for the three and six months ended April 30, 2007 were reduced primarily by errors in the timing of the recognition of revenue.

b)	The changes to inventories as of April 30, 2007 are as follows:

•	$12.7 million decrease to eliminate intercompany in-transit inventory that did not exist, which was originally recorded based upon erroneous methodology and application of source documents. Intercompany in-transit inventory is inventory which is in the process of being shipped between VeriFone entities, primarily from either Israel or Singapore to the United States;

•	$7.7 million decrease due to the duplicate recording of manufacturing and distribution overhead to inventories at former Lipman subsidiaries;

•	$3.9 million decrease to eliminate intercompany profit in inventory. Inventory at the end of a quarter in one VeriFone entity purchased from another VeriFone entity contains intercompany profit which must be eliminated upon consolidation;

•	$0.5 million increase to correct errors in recording and eliminating intercompany transactions; and

•	$0.1 million net decrease as a result of various adjustments, each individually less than $0.5 million.

c) The changes to total cost of net revenues for the six months ended April 30, 2007 are as follows:

•	$11.6 million increase to eliminate intercompany in-transit inventory that did not exist, which was originally recorded based upon erroneous methodology and application of source documents. Intercompany in-transit inventory is inventory which is in the process of being shipped between VeriFone entities, primarily from either Israel or Singapore to the United States;

•	$7.7 million increase due to the duplicate recording of manufacturing and distribution overhead to inventories at former Lipman subsidiaries;

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	$3.9 million increase to eliminate intercompany profit in inventory. Inventory at the end of a quarter in one VeriFone entity purchased from another VeriFone entity contains intercompany profit which must be eliminated upon consolidation;

•	$0.9 million increase due to an error in determining replacement costs of component inventory at former Lipman entities;

•	$0.6 million increase to correct errors in recording and eliminating intercompany transactions; and

•	Other adjustments, each individually less than $0.5 million.

The changes to total cost of net revenues for the three months ended April 30, 2007 are as follows:

•	$11.5 million increase to eliminate intercompany in-transit inventory that did not exist, which was originally recorded based upon erroneous methodology and application of source documents. Intercompany in-transit inventory is inventory which is in the process of being shipped between VeriFone entities, primarily from either Israel or Singapore to the United States;

•	$3.5 million increase to eliminate intercompany profit in inventory. Inventory at the end of a quarter in one VeriFone entity purchased from another VeriFone entity contains intercompany profit which must be eliminated upon consolidation;

•	$0.8 million increase to correct errors in the capitalization of overhead;

•	$2.2 million decrease related to inventory recorded in the second fiscal quarter for a change in inventories at former Lipman entities due to standards revaluation which should have been recorded in the first fiscal quarter; and

•	Other adjustments, each individually less than $0.5 million.

d)	The changes to general and administrative expenses for the six months ended April 30, 2007 are as follows:

•	$2.6 million decrease in general and administrative expenses as a result of a reversal of executive bonuses and stock-based compensation, which were originally based upon information that, following the restatement, was no longer accurate; and

•	Other adjustments were each individually less than $0.5 million.

The changes to general and administrative expenses for the three months ended April 30, 2007 are as follows:

•	$1.9 million decrease in general and administrative expenses as a result of a reversal of executive bonuses and stock-based compensation, which was originally based upon information that, following the restatement, was no longer accurate; and

•	Other adjustments were each individually less than $0.5 million.

e)	Prepaid expenses and other current assets (prepaid taxes), deferred tax assets and income tax expense adjustments reflect the tax impact of the restatement adjustments, and the application of the intraperiod accounting rules to tax expense.

f)	The changes to these balance sheet accounts relate to adjustments and corrections of various errors to the purchase price allocations of the Lipman, Payware and VTS acquisitions and/or reclassifications.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes to goodwill as of April 30, 2007 are as follows:

•	$27.3 million increase as a result of adjustments in long-term deferred tax liabilities;

•	$5.0 million increase to correct errors related to Lipman stock options assumed at acquisition;

•	$8.4 million decrease as a result of corrections related to Lipman, Payware and VTS assets and liabilities assumed at acquisition; and

•	$10.1 million increase as a result of cumulative translation adjustments related to the above adjustments and correction of errors.

g) The changes to total stockholders’ equity as of April 30, 2007 are as follows:

•	$14.4 million decrease as a result of the restatement adjustments to the consolidated statement of operations;

•	$2.4 million decrease due to correction of errors related to stock compensation expense;

•	$5.0 million increase to correct errors related to Lipman stock options assumed at acquisition; and

•	$11.7 million increase as a result of cumulative translation adjustments related to adjustments and correction of various errors noted above.

Note 3.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of April 30, 2007 and the condensed consolidated statements of operations for the three and six months ended April 30, 2007 and 2006 and the condensed consolidated statements of cash flows for the six months ended April 30, 2007 and 2006 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and Form 10-Q and Article 10 of Regulation S-X. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of April 30, 2007 and its results of operations for the three and six months ended April 30, 2007 and 2006, and its cash flows for the six months ended April 30, 2007 and 2006. The results for the interim periods are not necessarily indicative of the results to be expected for any future period or for the fiscal year ended October 31, 2007. The condensed consolidated balance sheet as of October 31, 2006 has been derived from the audited consolidated balance sheet as of that date. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation. The reclassifications did not impact previously reported revenues, total operating expense, operating income, net income, or stockholders’ equity.

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

The Company is exposed to interest rate risk related to its debt, which bears interest based upon the three-month LIBOR rate. On October 31, 2006, the Company’s principal subsidiary, VeriFone, Inc., entered into a Credit Agreement (the “Credit Facility”) with a syndicate of financial institutions, led by J.P. Morgan Chase Bank, N.A. and Lehman Commercial Paper Inc. The Credit Facility provided by the Credit Agreement consists of a Term B Loan facility of $500 million and a revolving credit facility permitting borrowings of up to $40 million. Under the Credit Facility, the Company is required to fix the interest rate through swaps, rate caps, collars and similar agreements with respect to at least 30% of the outstanding principal amount of all loans and other indebtedness that have floating interest rates.

In May and December 2006, the Company purchased two-year interest rate caps for a total premium of $118,000. The interest rate caps have an initial notional amount of $200 million declining to $150 million after one year under which the Company will receive interest payments if the three-month LIBOR rate exceeds 6.5%. The interest rate caps were purchased to fix the interest rate related to the existing secured credit facility, or any

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

refinancing thereof which is explained in Note 6. The fair value of the interest rate caps as of April 30, 2007 was $3,000 which was recorded in prepaid expenses and other current assets in the condensed consolidated balance sheets with the related $113,000 unrealized loss recorded as a component of accumulated other comprehensive income, net of a $44,000 tax benefit.

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

Minority Interest

The Company made a minority investment in VeriFone Transportation Systems, Inc. (“VTS”) in October 2005. Prior to the fiscal quarter ended April 30, 2007, the investment in VTS was accounted for under the equity method and was included in other assets in the accompanying condensed consolidated balance sheets. In February 2007, the Company made an additional investment in VTS, which increased its ownership percentage in VTS to 51% at which time the Company began consolidating this investment.

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

Research and Development Costs

Research and development costs are generally expensed as incurred. Costs eligible for capitalization under SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, were $1.8 million and $2.9 million for the three and six months ended April 30, 2007, respectively, compared to $0.7 million and $1.1 million for the comparable periods in fiscal 2006. Capitalized software development costs of $10.4 million and $7.5 million as of April 30, 2007 and October 31, 2006, respectively, are being amortized on a straight-line basis over the estimated three-year life of the product to which the costs relate. These costs, net of accumulated amortization of $3.8 million and $3.2 million as of April 30, 2007 and October 31, 2006, respectively, are recorded in other assets in the accompanying condensed consolidated balance sheets.

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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
	(Restated)		(Restated)

Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$(4,818)	$15,036	$(10,497)	$28,830

Denominator:
Weighted-average shares of voting common stock outstanding	82,706	67,801	82,344	67,753
Less: weighted-average shares subject to repurchase	(1,001)	(2,002)	(1,001)	(2,002)

Weighted-average shares used in computing basic net income (loss) per share	81,705	65,799	81,343	65,751
Add dilutive securities:
Weighted-average shares subject to repurchase	—	2,002	—	2,002
Stock options and restricted stock units	—	1,158	—	1,134

Weighted-average shares used in computing diluted net income (loss) per share	81,705	68,959	81,343	68,887

Net income (loss) per share:
Basic	$(0.06)	$0.23	$(0.13)	$0.44

Diluted	$(0.06)	$0.22	$(0.13)	$0.42

As of April 30, 2007, options and restricted stock units to purchase 8,939,000 common shares were excluded from the calculation of weighted average shares for diluted net loss per share as they were anti-dilutive. For the three and six months ended April 30, 2006, options and restricted stock units to purchase 1,009,825 common shares were excluded from the calculation of weighted average shares for diluted net income per share as they were anti-dilutive.

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

The purchase price is as follows (in thousands):

(Restated)

Cash	$344,747
Value of common stock issued	417,606
Value of Lipman vested and unvested options assumed	38,008
Transaction costs and expenses	14,837

Sub-total	815,198
Less: Value of unvested Lipman options assumed	(19,356)

Total purchase price	$795,842

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

Pursuant to the merger agreement, the Company assumed, generally on a one-for-one basis, all Lipman share options outstanding at closing. The Company assumed options to purchase approximately 3,375,527 shares of Lipman ordinary shares at a weighted average exercise price of $24.47. The fair value of the outstanding vested and unvested options of $38.0 million was determined using a Black-Scholes valuation model using the following weighted-average assumptions: stock price of $31.02 per share (determined as described above), expected term of 2.5 years, expected volatility of 41% and risk free interest rate of 4.7%.

For accounting purposes the fair value of unvested options as of the closing date is considered unrecognized share-based compensation and is deducted in determining the purchase price. This unrecognized share-based compensation is being recognized as compensation expense on a straight-line basis over the estimated remaining service period of 2.8 years. The fair value of the outstanding unvested options of $19.4 million was determined using a Black-Scholes valuation model using the assumptions noted above, except that the stock price on the closing date of $30.00 per share was used, as required, instead of the average price around the announcement date of $31.02 per share. The Company determined the number of unvested options based on the ratio of the number of months of service remaining to be provided by employees as of November 1, 2006 to the total vesting period for the options.

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

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on the preliminary valuation which has not been finalized and other information currently available, the preliminary estimated purchase price is allocated as follows (in thousands):

(Restated)

Cash	$95,931
Accounts receivable	33,257
Inventories	66,359
Property, plant and equipment	18,601
Other assets	12,865
Deferred revenue	(8,936)
Other current liabilities	(74,233)
Net deferred tax liabilities	(63,189)
Non current liabilities	(9,635)

Net tangible assets	71,020

Amortizable intangible assets:
Developed and core technology	133,480
Customer backlog	50
Customer relationships	64,870
Internal use software	3,460

Sub-total intangible assets	201,860

In-process research and development	6,650
Excess over fair value of vested options	1,030
Goodwill	515,282

Total preliminary estimated purchase price allocation	$795,842

Net Tangible Assets

Of the total estimated purchase price, a preliminary estimate of approximately $71.0 million has been allocated to net tangible assets acquired. Except for inventories, property, plant and equipment, deferred revenue, accrued liabilities and deferred taxes, the Company has valued net tangible assets at their respective carrying amounts as of November 1, 2006 as the Company believes these amounts approximate their current fair values or the fair values have not yet been determined.

The Company has increased Lipman’s historical value of inventories by $13.9 million to adjust inventories to an amount equivalent to the selling price less an appropriate sales margin. The Company reduced Lipman’s historical value of deferred revenue by $3.6 million to adjust deferred revenue to an amount equivalent to the estimated cost plus an appropriate profit margin to perform the services related to Lipman’s service contracts. The Company reduced Lipman’s historical net book value of property, plant and equipment by $1.4 million to adjust property, plant and equipment to estimated fair value. As of April 30, 2007, the purchase price allocation is preliminary and is subject to adjustment.

The Company has identified and recorded provisions related to certain pre-acquisition contingencies of $10.4 million related to liabilities that are probable and the amount of the liability is reasonably estimable. With respect to certain other identified pre-acquisition contingencies, including the tax assessments referred to in Note 8 with respect to the Company’s Brazilian subsidiaries acquired as a part of the acquisition, the Company continues to accumulate information to assess whether or not the related asset, liability or impairment is probable and the amount

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the asset, liability or impairment can be reasonably estimated and as such accrued in the purchase price allocation prior to the end of the purchase price allocation period.

Pursuant to a detailed restructuring plan which is not complete, the Company accrued $6.2 million of costs for severance, costs of vacating facilities and costs to exit or terminate other duplicative activities in accordance with the requirement of EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (see Note 7). As the Company finalizes its restructuring plan, additional amounts may be accrued.

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

In-Process Research and Development

Of the total estimated purchase price, $6.7 million was allocated to in-process research and development and was charged to expense in the six months ended April 30, 2007. In-process research and development represents incomplete Lipman research and development projects that had not reached technological feasibility and had no alternative future use. Lipman was developing new products that qualify as in-process research and development in multiple product areas. Lipman’s research and development projects were focused on developing new products, integrating new technologies, improving product performance and broadening features and functionalities. The principal research and development efforts of Lipman are related primarily to three products. There is a risk that these developments and enhancements will not be competitive with other products using alternative technologies that offer comparable functionality.

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

Goodwill

Of the total purchase price, approximately $515.3 million is estimated to be allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets, in-process research and development and excess of fair value of vested options. Goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that the management of the combined company determines that the value of goodwill has become impaired, the combined company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. The goodwill has been allocated $508.8 million to the International segment and $6.5 million to the North America segment. Most of the goodwill is expected to be deductible for income tax purposes.

The results of operations of Lipman are included in the Company’s consolidated financial statements from November 2006. The following table presents pro forma results of operations and gives effect to the acquisition of Lipman as if the acquisition had been consummated at the beginning of fiscal year 2006. The unaudited pro forma results of operations are not necessarily indicative of what would have occurred had the acquisition been made as of the beginning of the period or of the results that may occur in the future. Net income includes the write-off of acquired in process research and development of $90,000 and $6.7 million for the three and six months ended April 30, 2007, respectively, additional interest expense of $5.8 million and $11.6 million for the three and six months ended April 30, 2007, respectively, deferred revenue step down of $0.9 million and $2.4 million for the three and six months ended April 30, 2007, respectively, fair value step up of inventory of $3.5 million and $13.9 million for the three and six months ended April 30, 2007, respectively, stock-based compensation for the excess fair value on vested options of zero and $1.0 million for the three and six months ended April 30, 2007, respectively, and

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortization of intangible assets related to the acquisition of $12.2 million and $24.2 million for the three and six months ended April 30, 2007, respectively. The unaudited pro forma information is as follows:

	Three Months Ended	Six Months Ended
	April 30, 2006	April 30, 2006
	(Restated)
	(In millions, except per share amounts)

Total net revenue	$198.9	$400.8
Net income	$6.6	$5.4
Net income per share — basic	$0.08	$0.07
Net income per share — diluted	$0.08	$0.07

The pro forma amounts above were compiled using the three and six-month periods ended March 31, 2006 for Lipman and the three and six-month periods ended April 30, 2006 for VeriFone.

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

The total estimated purchase price of $11.0 million was allocated as follows: $11.5 million to goodwill (not deductible for income tax purposes); $7.7 million to intangible assets, comprised of developed technology of $3.0 million, backlog of $1.4 million, and customer relationships of $3.3 million; and $8.2 million to net tangible liabilities assumed. The estimated useful economic lives of the identifiable intangible assets acquired are 3 to 5 years for the developed technology, one year for backlog, and 4 to 6 years for the customer relationship. The weighted average amortization period for developed technology and customer relationships was 3.7 years. As of April 30, 2007, the purchase price allocation is preliminary and subject to adjustment for any pre-acquisition contingencies or changes in allocations.

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

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Balance Sheet and Statements of Operations Detail

Inventories

Inventories consisted of the following (in thousands):

	April 30,	October 31,
	2007	2006
	(Restated)

Raw materials	$24,147	$4,095
Work-in-process	3,492	808
Finished goods	73,810	81,728

	$101,449	$86,631

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	April 30,	October 31,
	2007	2006
	(Restated)

Prepaid taxes	$24,367	$5,241
Prepaid expenses	13,798	3,208
Other receivables	5,980	750
Other current assets	856	3,744

	$45,001	$12,943

Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following (in thousands):

	April 30,	October 31,
	2007	2006
	(Restated)

Computer hardware and software	$11,011	$7,049
Office equipment, furniture and fixtures	3,508	3,972
Machinery and equipment	9,408	5,602
Leasehold improvements	6,543	3,897
Construction in progress	8,745	966
Land	1,633	—
Buildings	5,206	—

Total	46,054	21,486
Accumulated depreciation and amortization	(12,562)	(14,186)

Property, plant and equipment, net	$33,492	$7,300

At each of April 30, 2007 and October 31, 2006, equipment amounting to $1.3 million was capitalized under capital leases. Related accumulated amortization as of April 30, 2007 and October 31, 2006 amounted to $1.3 million and $1.2 million, respectively.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchased Intangible Assets, net

Purchased intangible assets subject to amortization consisted of the following (in thousands):

	April 30, 2007			October 31, 2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
		(Restated)

Developed technology	$170,221	$(46,291)	$123,930	$35,164	$(28,616)	$6,548
Core technology	14,442	(13,960)	482	14,442	(12,517)	1,925
Trade name	22,225	(21,712)	513	22,225	(19,942)	2,283
Internal use software	4,101	(427)	3,674	—	—	—
Customer relationships	87,384	(22,377)	65,007	19,314	(13,526)	5,788

	$298,373	$(104,767)	$193,606	$91,145	$(74,601)	$16,544

Amortization of purchased intangibles was allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
	(Restated)		(Restated)

Included in cost of net revenues	$9,586	$1,419	$19,195	$3,012
Included in operating expenses	5,690	1,159	11,041	2,318

	$15,276	$2,578	$30,236	$5,330

Estimated future amortization expense of intangible assets recorded as of April 30, 2007 was as follows (in thousands):

	Cost of	Operating
Fiscal Year	Revenues	Expenses	Total
		(Restated)

2007 (remaining six months)	$19,024	$9,025	$28,049
2008	31,746	24,719	56,465
2009	31,137	19,897	51,034
2010	24,281	11,603	35,884
Thereafter	18,224	3,950	22,174

	$124,412	$69,194	$193,606

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	April 30,	October 31,
	2007	2006
	(Restated)

Balance, beginning of year	$52,689	$47,260
Additions related to acquisitions	523,210	6,352
Resolution of tax contingencies and adjustments to tax reserves and valuation allowances established in purchase accounting	(2,722)	(923)
Currency translation adjustments	9,861	—

Balance, end of period	$583,038	$52,689

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warranty

Activity related to warranty consisted of the following (in thousands):

	April 30,	October 31,
	2007	2006

Balance, beginning of year	$5,432	$5,243
Warranty charged to cost of net revenues	1,740	3,311
Utilization of warranty	(2,918)	(3,815)
Changes in estimates	43	693
Warranty assumed in acquisitions	7,834	—

Balance, end of period	12,131	5,432
Less current portion	(11,461)	(4,902)

Long-term portion	$670	$530

Deferred Revenue, net

Deferred revenue, net consisted of the following (in thousands):

	April 30,	October 31,
	2007	2006
	(Restated)

Deferred revenue	$49,112	$34,309
Less long-term portion	(9,807)	(7,371)

	39,305	26,938
Deferred cost of revenue	(2,706)	(3,371)

Current portion, net	$36,599	$23,567

Other Income (Expense), net

Other income (expense), net consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
	(Restated)		(Restated)

Refund of foreign customs fees	$—	$—	$—	$288
Foreign currency transaction gains, net	1,866	192	1,893	172
Foreign currency contract losses, net	(1,801)	(113)	(2,014)	(189)
Other, net	(67)	(14)	(142)	(5)

	$(2)	$65	$(263)	$266

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Financing

The Company’s financing consisted of the following (in thousands):

	April 30,	October 31,
	2007	2006

Secured credit facility:
Revolver	$—	$—
Term B loan	498,750	192,780
Capital leases and other	702	109

	499,452	192,889
Less current portion	(5,416)	(1,985)

Long-term portion	$494,036	$190,904

Secured Credit Facility

On October 31, 2006, the Company’s principal subsidiary, VeriFone, Inc., entered into a credit agreement consisting of a Term B Loan facility of $500 million and a revolving credit facility permitting borrowings of up to $40 million (the “Credit Facility”). The proceeds from the Term B loan were used to repay all outstanding amounts relating to an existing senior secured credit agreement, pay certain transaction costs and partially fund the cash consideration in connection with the acquisition of Lipman on November 1, 2006. As of April 30, 2007, the Company had drawn all $500 million of the Term B Loan.

The Credit Facility is guaranteed by the Company and certain of its subsidiaries and is secured by collateral including substantially all of the Company’s assets and stock of the Company’s subsidiaries. At April 30, 2007 and October 31, 2006, the interest rates were 7.11% and 7.12% on the Term B Loan and 6.61% and 6.87% on the revolving loan, respectively. The Company pays a commitment fee on the unused portion of the revolving loan under its Credit Facility at a rate that varies between 0.375% and 0.30% per annum depending upon its consolidated total leverage ratio. At April 30, 2007 and October 31, 2006, the Company was paying a commitment fee at a rate of 0.30% and 0.375% per annum, respectively. The Company pays a letter of credit fee on the unused portion of any letter of credit issued under the Credit Facility at a rate that varies between 1.50% and 1.25% per annum depending upon its consolidated total leverage ratio. At April 30, 2007 and October 31, 2006, the Company was subject to a letter of credit fee at a rate of 1.25% and 1.50% per annum, respectively.

As of April 30, 2007, at the Company’s option, the revolving loan bears interest at a rate of 1.25% over the three-month LIBOR, which was 5.36%, or 0.25% over the lender’s base rate, which was 8.25%. As of October 31, 2006, at the Company’s option, the revolving loan bore interest at a rate of 1.50% over the three-month LIBOR, which was 5.37%, or 0.50% over the lender’s base rate, which was 8.25%. As of April 30, 2007, the entire $40 million revolving loan was available for borrowing to meet short-term working capital requirements. At the Company’s option, the Term B Loan bears interest at a rate of 1.75% over the three-month LIBOR or 0.75% over the base rate.

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

Fiscal Year 2002 Restructuring Plan

In connection with the acquisition of VeriFone, Inc. by the Company on July 1, 2002, the Company assumed the liability for a restructuring plan (fiscal 2002 restructuring plan). The remaining accrued restructuring balance represents primarily future facilities lease obligations, net of estimated future sublease income, which are expected to be paid through mid-2008. The payment of the restructuring costs for the International segment was zero for both six months ended April 30, 2007 and 2006, respectively. The Company paid restructuring costs of $182,000 and $361,000 for the six months ended April 30, 2007 and 2006, respectively, in the North America segment. As of April 30, 2007, the Company had a liability of $54,000 and $64,000 for the North America segment and International segment, respectively.

Activities related to the fiscal 2002 restructuring plan are as follows (in thousands):

				Short-Term	Long-Term
	Facilities	Other	Total	Portion	Portion
			(Restated)

Balance at October 31, 2006	$486	$60	$546	$503	$43
Additions (reductions)	(248)	2	(246)	(235)	(11)
Cash payments	(182)	—	(182)	(182)	—

Balance at April 30, 2007	$56	$62	$118	$86	$32

				Short-Term	Long-Term
	Facilities	Other	Total	Portion	Portion

Balance at October 31, 2005	$1,200	$60	$1,260	$765	$495
Additions (reductions)	—	7	7	360	(353)
Cash payments	(353)	(8)	(361)	(361)	—

Balance at April 30, 2006	$847	$59	$906	$764	$142

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

Fiscal Year 2006 Restructuring Plan

In the first quarter of fiscal 2006, the Company implemented a restructuring plan that established Singapore supply chain operations to leverage a favorable tax environment and manufacturing operations in the Asia Pacific region (fiscal 2006 restructuring plan). For the six months ended April 30, 2006, the Company incurred and paid restructuring costs of $546,000 and $389,000, respectively, in severance related expenses for employees. During the six months ended April 30, 2007, the Company reversed the remaining reserve of $8,000.

Activities related to the fiscal 2006 restructuring plan are as follows (in thousands):

		Short-Term	Long-Term
	Severance	Portion	Portion
		(Restated)

Balance at October 31, 2006	$8	$8	$—
Reductions	(8)	(8)	—
Cash payments	—	—	—

Balance at April 30, 2007	$—	$—	$—

		Short-Term	Long-Term
	Severance	Portion	Portion

Balance at October 31, 2005	$—	$—	$—
Additions	546	546	—
Cash payments	(389)	(389)	—

Balance at April 30, 2006	$157	$157	$—

PayWare Restructuring Plan

In the fourth quarter of fiscal 2006, the Company completed the acquisition of PayWare. During the first six months of fiscal 2007, the Company accrued additional restructuring costs, primarily related to reduction in workforce and future facilities lease obligations, of $806,000, which were included in the purchase price allocation of PayWare. The payment of the restructuring costs for the International segment was $2.3 million for the six months ended April 30, 2007.

Activities related to the PayWare acquisition restructuring plan are as follows (in thousands):

					Short-Term	Long-Term
	Severance	Facilities	Other	Total	Portion	Portion
	(Restated)

Balance at October 31, 2006	$1,234	$1,098	$76	$2,408	$2,408	$—
Additions	547	154	105	806	806	—
Cash payments	(1,781)	(309)	(181)	(2,271)	(2,271)	—

Balance at April 30, 2007	$—	$943	$—	$943	$943	$—

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Year 2007 Restructuring Plan

In the first quarter of 2007, the Company implemented a restructuring plan that included reductions in workforce of employees in the United States, China, Hong Kong, Mexico and the Philippines with an expected cost of $821,000. The Company incurred $726,000 and paid restructuring costs of $359,000 in the North America segment for the six months ended April 30, 2007. For the six months ended April 30, 2007, the Company incurred $95,000 and paid restructuring costs $94,000, respectively, in the International segment.

Activities related to the fiscal 2007 restructuring plan are as follows (in thousands):

					Short-Term	Long-Term
	Severance	Facilities	Other	Total	Portion	Portion
	(Restated)

Balance at October 31, 2006	$—	$—	$—	$—	$—	$—
Additions	807	10	4	821	821	—
Cash payments	(440)	(10)	(3)	(453)	(453)	—

Balance at April 30, 2007	$367	$—	$1	$368	$368	$—

Lipman Restructuring Plan

In the first quarter of fiscal 2007, the Company completed the acquisition of Lipman and began formulating a restructuring plan which is expected to be completed by the end of the fiscal year. For those portions of the plan completed during the six months ended April 30, 2007, the Company accrued into the purchase price allocation restructuring costs related to reduction in workforce and future facilities lease obligations of $6.2 million. The payment of the restructuring costs for the International segment was $4.2 million for the six months ended April 30, 2007.

Activities related to the Lipman acquisition restructuring plan are as follows (in thousands):

					Short-Term	Long-Term
	Severance	Facilities	Other	Total	Portion	Portion
	(Restated)

Balance at October 31, 2006	$—	$—	$—	$—	$—	$—
Additions	3,102	3,097	2	6,201	3,706	2,495
Cash payments	(1,750)	(3,082)	(2)	(4,834)	(2,339)	(2,495)

Balance at April 30, 2007	$1,352	$15	$—	$1,367	$1,367	$—

Note 8.	Commitments and Contingencies

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

Manufacturing Agreements

The Company works on a purchase order basis with third-party contract manufacturers and component suppliers with facilities in China, Singapore and Brazil to manufacture a majority of the Company’s inventories. The Company issues a forecast to the third-party contract manufacturers and subsequently agrees to a build schedule to drive component material purchases and capacity planning. In conjunction with this, the Company issues a combination of purchase order and written direction to drive manufacturing activity for finished goods product. The Company provides each manufacturer with a purchase order on a monthly basis to cover the following month’s manufacturing requirements, which constitutes a binding commitment by the Company to purchase materials produced by the manufacturer as specified in the purchase order. The total amount of purchase commitments as of April 30, 2007 and October 31, 2006 was approximately $39.7 million and $17.9 million, respectively, and are generally paid within one year. Of this amount, $2.5 million and $1.4 million has been recorded in other current liabilities in the accompanying condensed consolidated balance sheets as of April 30, 2007 and October 31, 2006, respectively, because the commitment is expected not to have future value to the Company.

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

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Two of the Company’s Brazilian subsidiaries that were acquired as a part of the Lipman acquisition have been notified of tax assessments regarding Brazilian customs penalties that relate to alleged infractions in the importation of goods. The assessments were issued in the City of Vitória and the State of São Paulo and relate to asserted deficiencies totaling 24.9 million Brazilian reais (approximately $12.3 million) excluding interest. The tax authorities allege that the structure used for the importation of goods was simulated with the objective to hide the real seller and buyer of the imported goods and that the simulation was created through a fraudulent interposition of parties.

In the Vitória tax assessment, the fines were reduced from 4.7 million Brazilian reais (approximately $2.3 million) to 1.5 million Brazilian reais (approximately $0.7 million) on a first level administrative decision on January 26, 2007. The proceeding has been remitted to the Taxpayers Council to adjudicate the appeal of the first level administrative decision filed by the tax authorities. The Company also appealed the first level administrative decision on February 26, 2007. In this appeal, the Company argued that the tax authorities did not have enough evidence to determine that the import transactions were indeed fraudulent and that, even if there were some irregularities in such importations, they could not be deemed to be the Company’s responsibility since all the transactions were performed by the third-party importer of the goods. Management expects to receive the decision of the Taxpayers Council sometime in 2007. In the event the Company receives an adverse ruling from the administrative body, the Company will decide whether or not to appeal to the judicial level. Based on the Company’s current understanding of the underlying facts, the Company believes that it is probable that its Brazilian subsidiary will be required to pay some amount of fines. At April 30, 2007, the Company has accrued 4.7 million Brazilian reais (approximately $2.3 million), excluding interest, which it believes is the probable payment.

The São Paulo tax assessment is pending first administrative level decision, which may maintain the total fine imposed of 20.2 million Brazilian reais (approximately $10.0 million) or reduce it (as happened in the Vitória tax assessment). In the event the Company receives an adverse ruling from the administrative body, the Company will also decide whether or not to appeal in the administrative level to the Taxpayers Council. Based on the Company’s current understanding of the underlying facts, the Company believes that, although it is possible that the amount claimed may be reduced at the administrative level, it is probable that its Brazilian subsidiary will be required to pay some amount of fines.

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

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
			(Restated)
	(Restated)

Net income (loss)	$(4,818)	$15,036	$(10,497)	$28,830
Foreign currency translation adjustments, net of tax	3,928	231	10,263	318
Unrecognized gain (loss) on interest rate hedges, net of tax	(4)	25	(22)	52
Unrealized gain (loss) on marketable securities, net of tax	—	—	(1)	1

Comprehensive income	$(894)	$15,292	$(257)	$29,201

The components of accumulated other comprehensive income consisted of the following (in thousands):

	April 30,	October 31,
	2007	2006
	(Restated)

Foreign currency translation adjustments, net of tax of $2,460 and $1,068	$11,266	$1,003
Unrecognized loss on interest rate hedges, net of tax of $44 and $29	(68)	(46)
Unrealized gain on marketable securities, net of tax of zero and $1	—	1

Accumulated other comprehensive income	$11,198	$958

Note 10.	Stockholders’ Equity

Common and Preferred Stock

The Company has authorized 100,000,000 shares of Common Stock, par value $0.01 per share, and 10,000,000 shares of Preferred Stock, par value $0.01 per share. The board of directors has the authority to issue the undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. The holder of each share of Common Stock has the right to one vote. As of April 30, 2007 and October 31, 2006, there were no shares of Preferred Stock outstanding and there were 82,864,709 and 68,148,245 shares of Common Stock outstanding, respectively.

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

Stock Option Plans

As of April 30, 2007, the Company had a total of 7,879,500 stock options outstanding with a weighted average exercise price of $23.12 per share. The number of shares that remained available for future grants was 3,841,855 as of April 30, 2007.

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

The following table summarizes option activity under the New Founders’ Plan during the six months ended April 30, 2007:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Shares	Average	Contractual	Intrinsic
	Under	Exercise	Term	Value
	Option	Price	(Years)	(Thousands)
	(Restated)

Balance at November 1, 2006	898,062	$4.22
Exercised	(202,285)	3.17
Cancelled	(5,605)	4.57

Balance at April 30, 2007	690,172	$4.53	6.97	$21,231

Vested or expected to vest at April 30, 2007	649,573	$4.49	6.96	$20,007

Exercisable at April 30, 2007	320,617	$4.26	6.87	$9,948

The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options. The total intrinsic value of options exercised during the six months ended April 30, 2007 was $6.8 million.

As of April 30, 2007, pursuant to SFAS No. 123(R), there was $831,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the New Founders’ Plan. The cost is expected to be recognized over a remaining weighted average period of 2.2 years. The total fair value of shares vested during the six months ended April 30, 2007 was $223,000.

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

The following table summarizes option activity under the Directors’ Plan during the six months ended April 30, 2007:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Shares	Average	Contractual	Intrinsic
	Under	Exercise	Term	Value
	Option	Price	(Years)	(Thousands)

Balance at November 1, 2006	90,000	$10.00
Exercised	(16,875)	10.00
Cancelled	—	—

Balance at April 30, 2007	73,125	$10.00	4.73	$1,849

Vested or expected to vest at April 30, 2007	73,125	$10.00	4.73	$1,849

Exercisable at April 30, 2007	31,875	$10.00	4.74	$806

The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options. The total intrinsic value of options exercised during the six months ended April 30, 2007 was $406,000.

As of April 30, 2007, pursuant to SFAS No. 123(R), there was $236,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Directors’ Plan. The cost is expected to be recognized over a remaining weighted average period of 1.7 years. The total fair value of shares vested during the six months ended April 30, 2007 was $69,000.

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

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes option activity under the EIP Plan during the six months ended April 30, 2007:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Shares	Average	Contractual	Intrinsic
	Under	Exercise	Term	Value
	Option	Price	(Years)	(Thousands)
	(Restated)

Balance at November 1, 2006	1,878,801	$12.13
Exercised	(278,674)	11.24
Cancelled	(43,101)	11.31

Balance at April 30, 2007	1,557,026	$12.31	4.65	$35,775

Vested or expected to vest at April 30, 2007	1,389,959	$12.30	4.64	$31,948

Exercisable at April 30, 2007	412,716	$12.55	4.52	$9,384

The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options. The total intrinsic value of options exercised during the six months ended April 30, 2007 was $7.1 million.

As of April 30, 2007, pursuant to SFAS No. 123(R), there was $5.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the EIP Plan. The cost is expected to be recognized over a remaining weighted average period of 2.1 years. The total fair value of shares vested during the six months ended April 30, 2007 was $1.8 million.

2006 Equity Incentive Plan

On March 22, 2006, the stockholders of VeriFone approved the 2006 Equity Incentive Plan (the “2006 Plan”) for officers, directors, employees and consultants of the Company. A total of 9,000,000 shares of the Company’s Common Stock have been reserved for issuance under the 2006 Plan. Awards are granted with an exercise price equal to the market price of the Company’s Common Stock at the date of grant except for restricted stock units (RSUs). The awards generally vest over a period of four years from the date of grant and have a maximum term of seven years. Any shares granted as stock options and stock appreciation rights shall be counted as one share for every share granted. Any awards granted other than stock options or stock appreciation rights are counted, for the purpose of the number of shares issuable under the 2006 Plan, as 1.75 shares for every share granted.

The following table summarizes option activity under the 2006 Plan during the six months ended April 30, 2007:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(Years)	(Thousands)
	(Restated)

Balance at November 1, 2006	2,539,245	$29.10
Granted	1,069,000	34.99
Exercised	(5,125)	29.23
Cancelled	(329,600)	31.41

Balance at April 30, 2007	3,273,520	$30.91	6.03	$14,772

Vested or expected to vest at April 30, 2007	3,008,684	$30.90	6.03	$13,607

Exercisable at April 30, 2007	137,148	$28.94	5.49	$871

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options. The total intrinsic value of options exercised during the six months ended April 30, 2007 was $40,000. The weighted average grant date fair value of options granted during the six months ended April 30, 2007 was $10.04 per share.

As of April 30, 2007, pursuant to SFAS No. 123(R), there was $25.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Plan. The cost is expected to be recognized over the remaining weighted average period of 3.3 years. The total fair value of shares vested during the six months ended April 30, 2007 was $1.4 million.

In March 2006, September 2006 and January 2007, the Company issued 90,000, 80,000 and 14,000 RSUs, respectively, to its executive officers and key employees with a zero value exercise price. Twenty-five percent of these awards shall vest one year from the date of grant and 1/16th vest quarterly thereafter. The fair value of the RSUs granted is the stock price on March 22, 2006, September 12, 2006 and January 3, 2007 of $28.86, $27.50 and $35.45, respectively. As of April 30, 2007, 159,500 RSUs are vested or are expected to vest, with an aggregate intrinsic value of $5.6 million. Pursuant to SFAS No. 123(R), there was $3.7 million of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be recognized over the remaining weighted average period of 3.2 years.

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

As of April 30, 2007, the Company had not recognized any compensation expense related to these RSUs as achievement of the fiscal 2007 financial targets was not considered probable. Since the financial targets for the 2008 and 2009 tranches have not yet been determined, no measurement date has occurred. When all the factors for measurements are determined, the Company will value the 2008 and 2009 tranches, respectively. Since these shares are contingently issuable, they are excluded from the earnings per share calculation.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lipman Plans

As part of the acquisition of Lipman on November 1, 2006, VeriFone assumed all of Lipman’s outstanding options. The Company will no longer grant options under the Lipman Plans. The following table summarizes option activity under the Lipman Electronic Engineering, Ltd. Plans (Lipman Plans) during the six months ended April 30, 2007:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(Years)	(Thousands)
	(Restated)

Options assumed on acquisition of Lipman on November 1, 2006	3,375,527	$24.47
Exercised	(736,192)	20.07
Cancelled	(353,678)	27.35

Balance at April 30, 2007	2,285,657	$25.33	4.45	$22,915

Vested or expected to vest at April 30, 2007	2,040,944	$24.98	4.44	$21,034

Exercisable at April 30, 2007	674,166	$20.21	4.58	$10,165

The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options. The total intrinsic value of options exercised during the six months ended April 30, 2007 was $12.1 million.

As of April 30, 2007, pursuant to SFAS No. 123(R), there was $13.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Lipman Plan. The cost is expected to be recognized over remaining weighted average period of 2.5 years. The total fair value of shares vested during the six months ended April 30, 2007 was $6.3 million.

All Plans

The total cash received from employees as a result of employee stock option exercises under all plans for the six months ended April 30, 2007 was approximately $18.9 million. In connection with these exercises, the tax benefits realized by the Company and credited to equity for the six months ended April 30, 2007 were $4.7 million.

The Company estimates the grant-date fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R) and SEC Staff Accounting Bulletin No. 107, “Share-Based Payment.” Expected volatility of the stock is based on a blend of the Company’s peer group in the industry in which it does business and the Company’s historical volatility data for its own stock. The expected term of options granted is estimated by the Company considering vesting periods and historical trends within the Company’s equity plans and represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the options used in the Black-Scholes valuation model. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under SFAS No. 123(R).

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

The following table presents the stock-based compensation expense recognized in accordance with SFAS No. 123(R) during the three and six months ended April 30, 2007 and 2006 (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
	(Restated)		(Restated)

Cost of net revenues	$930	$162	$1,847	$315
Research and development	1,433	210	2,899	390
Sales and marketing	1,683	409	3,512	740
General and administrative	4,253	408	7,837	667

	$8,299	$1,189	$16,095	$2,112

In the six months ended April 30, 2007, stock-based compensation expense includes $1.0 million related to the excess over fair value of the vested Lipman options assumed.

The following table presents the stock-based compensation expense recognized by plan in accordance with SFAS No. 123(R) during the following periods (in thousands):

	Three Months	Six Months
	Ended	Ended
	April 30,	April 30,
	2007	2007
	(Restated)

New Founders’ Stock Option Plan	$109	$220
Executive Plan	16	33
Outside Directors’ Stock Option Plan	34	69
2005 Equity Incentive Option Plan	768	1,472
2006 Equity Incentive Plan	2,316	4,240
Lipman Plans	5,056	10,061

	$8,299	$16,095

Note 11.	Segment and Geographic Information

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

The following table sets forth net revenues and operating income for the Company’s segments (in thousands):

			Six Months Ended
	Three Months Ended April 30,		April 30,
	2007	2006	2007	2006
	(Restated)		(Restated)

Net revenues:
International	$121,948	$61,845	$250,745	$119,502
North America	95,857	80,466	184,938	157,641
Corporate	(922)	(121)	(2,437)	(323)

Total net revenues	$216,883	$142,190	$433,246	$276,820

Operating income:
International	$30,402	$14,066	$61,826	$28,233
North America	39,098	31,002	70,826	61,505
Corporate	(62,031)	(19,446)	(125,785)	(40,979)

Total operating income	$7,469	$25,622	$6,867	$48,759

The Company’s long-lived assets which consist primarily of property, plant and equipment, net by segment were as follows (in thousands):

	April 30,	October 31,
	2007	2006
	(Restated)

International	$21,617	$3,277
North America	14,853	6,270

	$36,470	$9,547

The Company’s goodwill by segment was as follows (in thousands):

	April 30,	October 31,
	2007	2006
	(Restated)

International	$516,203	$19,102
North America	66,835	33,587

	$583,038	$52,689

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s total assets by segment were as follows (in thousands):

	April 30,	October 31,
	2007	2006
	(Restated)

International	$1,055,606	$125,681
North America	318,240	327,264

	$1,373,846	$452,945

The Company’s depreciation and amortization expense by segment were as follows (in thousands):

			Six Months
	Three Months Ended		Ended
	April 30,		April 30,
	2007	2006	2007	2006
	(Restated)		(Restated)

International	$1,052	$193	$2,382	$352
North America	711	684	1,383	1,299

	$1,763	$877	$3,765	$1,651

Geographic Information

The net revenues by geographic area were as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
	(Restated)		(Restated)

Europe	$68,808	$26,151	$139,963	$49,200
Latin America	41,497	26,529	82,168	50,445
Asia	11,643	9,165	28,614	19,857
United States	85,472	76,387	165,057	151,424
Canada	9,463	3,958	17,444	5,894

	$216,883	$142,190	$433,246	$276,820

Revenues are allocated to the geographic areas based on the shipping destination of customer orders. Corporate revenues are included in the United States geographic area revenues.

The Company’s long-lived assets exclusive of intercompany accounts were as follows (in thousands):

	April 30,	October 31,
	2007	2006
	(Restated)

Europe	$20,195	$2,191
North America	14,853	6,409
Asia	747	270
Latin America	675	677

	$36,470	$9,547

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Related-Party Transactions

In June 2004, the Company paid a placement fee of $2,920,000 to GTCR Golder Rauner, L.L.C., the manager of equity funds that are stockholders of the Company, for services related to the Credit Facility acquired from Banc of America Securities and Credit Suisse First Boston. The debt issuance costs were amortized over the term of the related debt. The Company recorded amortization of debt issuance costs related to these costs of $67,000 and $132,000 for the three and six months ended April 30, 2006, respectively, which is included in interest expense, in the accompanying condensed consolidated statements of operations. On October 31, 2006, the Company entered into a new secured credit facility with a syndicate of financial institutions, led by JPMorgan Chase Bank, N.A. and Lehman Commercial Paper Inc. The proceeds were used to repay the outstanding amounts due from the existing secured credit facility, pay the transaction costs and fund the cash consideration in connection with the merger with Lipman on November 1, 2006. The Company wrote off the remaining balance of unamortized debt issuance cost of the credit facility acquired from Banc of America Securities and Credit Suisse First Boston in the amount of $6.4 million in October 2006 of which $1.6 million relates to the placement fee with GTCR Golden Rauner, L.L.C.

For the three and six months ended April 30, 2007, the Company recorded sales of $0.8 million and $3.6 million, respectively, to affiliates of related parties which are included in System Solutions net revenues in the accompanying condensed consolidated statements of operations compared to $429,000 in each of the comparable periods in fiscal 2006.

Note 13.	Income Taxes

The Company expects to provide for taxes in fiscal year 2007 notwithstanding an expected loss on its consolidated statement of operations for the full fiscal year. This is because, in significant part, it has net profits in its international operations and a loss in the United States. The tax benefit of the U.S. financial reporting loss is also offset by an expected increase in the valuation allowance on U.S. deferred tax assets. The application of the intraperiod tax accounting rules of FIN 18 coupled with losses at certain entities results in a computed tax provision of $4.3 million and $0.4 million for the three and six months ended April 30, 2007, respectively. For the three and six months ended April 30, 2006, the tax provision was $8.4 million and $15.3 million, respectively. The Company expects to report a tax provision for fiscal year 2007 estimated at approximately $24.7 million.

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

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

VeriFone Holdings, Inc. et al., C 07-6195 JSW; Vaughn et al. v. VeriFone Holdings, Inc. et al., C 07-6197 VRW (Plaintiffs voluntarily dismissed this complaint on March 7, 2008); Feldman et al. v. VeriFone Holdings, Inc. et al., C 07-6218 MMC; Cerini v. VeriFone Holdings, Inc. et al., C 07-6228 SC; Westend Capital Management LLC v. VeriFone Holdings, Inc. et al., C 07-6237 MMC; Hill v. VeriFone Holdings, Inc. et al., C 07-6238 MHP; Offutt v. VeriFone Holdings, Inc. et al., C 07-6241 JSW; Feitel v. VeriFone Holdings, Inc., et al., C 08-0118 CW. On March 17, 2008, the Court held a hearing on Plaintiffs’ motions for Lead Plaintiff and Lead Counsel and in May 2008, the Court requested additional briefing on these matters, which was submitted in June 2008. The Company currently expects that following the Court’s order appointing Lead Plaintiff and Lead Counsel, a Consolidated Complaint will be filed. Each of the consolidated actions alleges, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, based on allegations that the Company and the individual defendants made false or misleading public statements regarding the Company’s business and operations during the putative class periods and seeks unspecified monetary damages and other relief. At this time, the Company has not recorded any liabilities as it is unable to estimate any potential liability.

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

On January 27, 2008, a class action complaint was filed against the Company in the Central District Court in Tel Aviv, Israel on behalf of purchasers of the Company’s stock on the Tel Aviv Stock Exchange. The complaint seeks compensation for damages allegedly incurred by the class of plaintiffs due to the publication of erroneous financial reports. On May 25, 2008, the Court held a hearing on the Company’s motion to dismiss or stay the proceedings, after which the Court requested that the plaintiff and the Company submit additional information to the Court with respect to the applicability of Israeli law to dually registered companies. This additional information was submitted to the Court in June 2008 and the parties are currently awaiting the Court’s ruling on this issue. At this time, the Company has not recorded any liabilities as it is unable to estimate the potential liabilities.

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

Brazilian Tax Assessment

On July 12, 2007, the Company was notified of a first administrative level decision rendered in the São Paulo tax assessment, which maintained the total fine of 20.2 million Brazilian reais (approximately $10.0 million) imposed. On August 10, 2007, the Company appealed the first administrative level decision to the Taxpayers Council. A hearing was held on August 12, 2008 before the Taxpayers Council, but the Taxpayers Council did not render a decision pending its further review of the records. Management expects to receive the decision of the Taxpayers Council sometime in 2008. In the event the Company receives an adverse ruling from the Taxpayers Council, the Company will decide whether or not to appeal to the judicial level.

Two of the Company’s Brazilian subsidiaries that were acquired as a part of the Lipman acquisition have been notified of an additional assessment regarding Brazilian customs penalties that relates to alleged infractions in the importation of goods. The assessment was issued by the Federal Revenue Department in the City of Itajai. On May 22, 2008, the Company was notified of a first administrative level decision rendered in the Itajai assessment, which maintained the total fine of 2.0 million Brazilian reais (approximately $1.0 million) imposed, excluding interest. On May 27, 2008, the Company appealed the first level administrative level decision to the Taxpayers Council.

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

In addition, the interest rate on the Notes increased an additional 0.25% per annum on May 1, 2008 (in addition to the additional interest described above) because the Company failed to file and deliver the 2007 Annual Report. Such additional 0.25% interest will cease to accrue upon the filing of the 2007 Annual Report.

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

Restatement and Audit Committee Investigation

Background

On December 3, 2007, we announced that our management had identified errors in accounting related to the valuation of in-transit inventory and allocation of manufacturing and distribution overhead to inventory and that as a result of these errors, we anticipated that a restatement of our unaudited condensed consolidated financial statements would be required for the following interim periods:

•	the three months ended January 31, 2007;

•	the three and six months ended April 30, 2007; and

•	the three and nine months ended July 31, 2007.

Our management originally estimated that the restatement would result in changes to previously reported results as follows:

	As of and for the Three Months Ended
	January 31,	April 30,	July 31,
	2007	2007	2007
	(In millions)

Reduction in Inventories	$7.7	$16.5	$30.2
Reduction in Income before income taxes	$8.9	$7.0	$13.8

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

The restatements of fiscal 2007 interim results resulted in the following adjustments:

	As of and for the Three Months Ended
	January 31,	April 30,	July 31,
	2007	2007	2007
	(In millions)

Reduction in Inventories	$13.3	$23.9	$40.6
Reduction in Income before income taxes	$12.5	$9.9	$14.4
Reduction in Net Income	$4.7	$9.7	$55.8

A complete analysis of the adjustments reflected in the restatement as of and for the three and six months ended April 30, 2007 is included in Note 2, “Restatement of Condensed Consolidated Financial Statements,” to the Notes to Condensed Consolidated Financial Statements.

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

In connection with the Audit Committee investigation and restatement process, we identified material weaknesses in our internal control over financial reporting, as a result of which our senior management has concluded that our disclosure controls and procedures were not effective as of April 30, 2007. These material weaknesses and management’s remediation efforts are summarized under Item 4, “Controls and Procedures” in this Quarterly Report.

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

Net revenues, which include System Solutions and Services, are summarized in the following table (in thousands, except percentages):

	Three Months Ended April 30,				Six Months Ended April 30,
			Change	Change			Change	Change
	2007	2006	In Dollars	In Percent	2007	2006	In Dollars	In Percent
					(Restated)
	(Restated)

Systems Solutions	$191,469	$128,136	$63,333	49%	$380,435	$246,821	$133,614	54%
Services	25,414	14,054	11,360	81%	52,811	29,999	22,812	76%

Total	$216,883	$142,190	$74,693	53%	$433,246	$276,820	$156,426	57%

System Solutions

System Solutions net revenues increased $63.3 million, or 49%, to $191.5 million in the three months ended April 30, 2007, from $128.1 million in the three months ended April 30, 2006. System Solutions net revenues comprised 88% of total net revenues in the three months ended April 30, 2007, as compared to 90% in the three months ended April 30, 2006.

International System Solutions net revenues for the three months ended April 30, 2007 increased $48.1 million, or 80% to $108.3 million. The increase was largely attributable to growth across emerging economies, in particular the countries of Brazil, Turkey and Eastern Europe, and to a lesser extent Western Europe. Factors driving the emerging economies increase were the addition of the Nurit, Secura and Xplorer product lines, acquired in the Lipman acquisition, and the continued desire of these countries to modernize their infrastructure and improve collection of VAT. In Western Europe, acquisition-related sales in the UK, Spain and Italy were the primary reason for growth.

North America System Solutions net revenues for the three months ended April 30, 2007 increased $15.2 million, or 22%, to $83.2 million. This increase was primarily attributable to an increase in demand for wireless products due to our customers’ interest in differentiating the service they provide to merchants, and higher sales in Canada, where customers are preparing for a transition to EMV and Interac Chip acceptance. Partially offsetting this increase was a decline in sales for a legacy check processing solution.

System Solutions net revenues increased $133.6 million, or 54%, to $380.4 million in the six months ended April 30, 2007, from $246.8 million in the six months ended April 30, 2006. System Solutions net revenues comprised 88% of total net revenues in the six months ended April 30, 2007, as compared to 89% in the six months ended April 30, 2006.

International System Solutions net revenues for the six months ended April 30, 2007 increased $106.4 million, or 92%, to $222.1 million. The increase was largely attributable to growth across emerging economies, in particular the countries of Brazil, Eastern Europe, Turkey and China, and to a lesser extent Western Europe. Factors driving the emerging economies increase were the addition of the Nurit product line, acquired in the Lipman acquisition, and continued desire of these countries to modernize their infrastructure and improve collection of VAT. In Western Europe, acquisition related sales in the UK, Spain and Italy were the primary reason for growth. We expect that the proportion of International System Solutions net revenues, relative to North America System Solutions net revenues, will increase at a higher growth rate for at least the next year. In addition, we may experience periodic variations in sales to our International markets.

North America System Solutions net revenues for the six months ended April 30, 2007 increased $27.8 million, or 21%, to $158.9 million. This increase was primarily attributable to an increase in demand for wireless products due to our customers’ interest in differentiating the service they provide to merchants, and higher sales in Canada, where customers are preparing for a transition to EMV and Interac Chip acceptance, and growth of multi-lane retail solutions, due to the increasing acceptance of the Mx870 product line. Partially offsetting this increase was a decline in sales for a legacy check processing solution.

Services

Services net revenues increased $11.4 million, or 81%, to $25.4 million in the three months ended April 30, 2007 from $14.1 million in the three months ended April 30, 2006. This growth occurred mainly in International Services due to higher growth in maintenance and refurbishment revenues in Europe and Brazil associated with the acquisition of Lipman. North America revenues were unchanged from the prior year.

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

Gross Profit

The following table shows the gross profit for System Solutions and Services (in thousands, except percentages):

	Three Months Ended April 30,				Six Months Ended April 30,
	Amount		Gross Profit Percentage		Amount		Gross Profit Percentage
	2007	2006	2007	2006	2007	2006	2007	2006
	(Restated)				(Restated)

Systems Solutions	$65,518	$56,371	34.2%	44.0%	$121,193	$107,941	31.9%	43.7%
Services	12,128	7,028	47.7%	50.0%	25,076	15,060	47.5%	50.2%

Total	$77,646	$63,399	35.8%	44.6%	$146,269	$123,001	33.8%	44.4%

Gross profit on System Solutions, increased $9.1 million, or 16.2%, to $65.5 million in the quarter ended April 30, 2007, from $56.4 million in the three months ended April 30, 2006. Gross profit on System Solutions represented 34.2% of System Solutions net revenues in the three months ended April 30, 2007, down from 44.0% in the three months ended April 30, 2006.

North America gross profit percentage declined primarily due to the lower proportion of Petroleum system solution sales, which carry higher than average gross margins and growth in single application solution sales, which carry lower than average gross margins. Wireless solutions, which increased year over year and carry above average gross margins, partially offset these declines.

International gross profit percentage increased slightly, primarily due to an improved gross profit performance in Brazil. Brazil benefited from a shift towards vertical solutions and wireless solutions, which carry higher than average gross margins relative to other system solutions.

Corporate costs increased as a percentage of System Solutions net revenues in part due to amortization of purchased core and developed technology assets and step-up in inventory fair value. Corporate costs increased to 11.4% of Systems Solutions net revenues in the three months ended April 30, 2007 from 2.3% in the three months ended April 30, 2006, as a result of the Lipman acquisition. Partially offsetting this increase were lower air freight costs as a percentage of Systems Solutions net revenues and a reduction in Singapore International headquarters expenses, which were high in the three months ended April 30, 2006 as operations were ramping. Corporate costs are comprised of non-cash acquisition charges, including amortization of purchased core and developed technology assets, step-up of inventory and step-down in deferred revenue, and other Corporate charges, including inventory obsolescence and scrap at corporate distribution centers, rework, specific warranty provisions, non-standard freight, over-and-under absorption of materials management, and supply chain engineering overhead. Since these costs are generally incurred on a company wide basis, it is impractical to allocate them to either North America or International segments.

Gross profit on System Solutions, including amortization of purchased core and developed technology assets, increased $13.3 million, or 12%, to $121.2 million for the six months ended April 30, 2007 from $107.9 million for the six months ended April 30, 2006. Gross profit on System Solutions represented 31.9% of System Solutions net revenues for the six months ended April 30, 2007 down from 43.7% for the six months ended April 30, 2006.

Gross profit percentage declined due to the higher proportion of international net revenues, which typically carry a lower margin than North American net revenues. This decline was partially offset by higher sales of wireless solutions, which typically carry a higher margin than landline solutions.

North America gross profit percentage declined primarily due to the lower proportion of Petroleum system solution sales, which carry higher than average gross margins, and the growth in Retail system solutions and single application solutions sales, which carry lower than average margins.

International gross profit percentage slightly declined primarily due to a shift in sales towards China, Brazil, and Eastern European countries, where price competition is significant, and the inclusion of Secura and Xplorer system solutions, which carry lower than average gross margins relative to other International system solutions. In addition, with our acquisition of Lipman, international sales, which typically carry lower gross profit percentages relative to domestic margins, increased with a resulting adverse impact on gross margins.

Corporate costs increased as a percentage of System Solutions revenues due in part to amortization of purchased core and developed technology assets and step-up of inventory fair value. Corporate costs increased to 12.0% of System Solutions net revenues in the six months ended April 30, 2007 compared to 3.5% in the six months ended April 30, 2006, as a result of the Lipman acquisition. In addition, inventory write-downs relating to the winding down of two former Lipman distribution centers were recorded. Partially offsetting this increase were lower air freight costs as a percentage of System Solutions net revenues and a reduction in Singapore International headquarters expenses, which were high in the six months ended April 30, 2006 as operations were ramping.

Gross profit on Services increased $5.1 million, or 72.6% to $12.1 million in the three months ended April 30, 2007, from $7.0 million in the three months ended April 30, 2006. Gross profit on Services represented 47.7% of Services net revenues in the three months ended April 30, 2007, as compared to 50.0% in the three months ended April 30, 2006. This decline was due to the inclusion of service revenues related to the Lipman acquisition which earned a gross margin percent below our historical averages.

Gross profit on Services increased $10.0 million, or 66.5%, to $25.1 million for the first six months ended April 30, 2007, from $15.1 million in the same period of fiscal 2006. Gross profit represented 47.5% of Services net revenues in the six months ended April 30, 2007, as compared to 50.2% for the same periods in fiscal 2006. The decline was due to the inclusion of service revenues related to the Lipman acquisition which earned a gross margin percent below our historical averages.

Research and Development Expense

Research and development (“R&D”) expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended April 30,				Six Months Ended April 30,
			Change	Change			Change	Change
	2007	2006	In Dollars	In Percent	2007	2006	In Dollars	In Percent
	(Restated)				(Restated)

Research and development	$16,009	$12,221	$3,788	31%	$32,907	$23,628	$9,279	39%
Percentage of net revenues	7.4%	8.6%			7.6%	8.5%

R&D expenses increased $3.8 million, to $16.0 million in the three months ended April 30, 2007 from $12.2 million in the three months ended April 30, 2006. The increased expenses were primarily due to $3.0 million of expenses incurred at Lipman entities, $1.2 million due to stock-based compensation and $0.8 million of expenses incurred at PayWare entities, all partially offset by $1.1 million of higher software costs required to be capitalized under SFAS No. 86 in the three months ended April 30, 2007 as compared to the three months ended April 30, 2006 due to an increase in the number of projects which have software spending.

R&D expenses increased $9.3 million to $32.9 million in the six months ended April 30, 2007 compared to the same period ended April 30, 2006. R&D expenses increased primarily due to $8.7 million of increased personnel expenses, $2.5 million of increased stock-based compensation expense, and $0.5 million increased consulting expenses, partially offset by $1.8 million of higher software costs required to be capitalized under SFAS No. 86 in the six months ended April 30, 2007 as compared to the six months ended April 30, 2006 due to an increase in the number of projects which have software spending.

Sales and Marketing Expense

Sales and marketing expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended April 30,				Six Months Ended April 30,
			Change	Change			Change	Change
	2007	2006	In Dollars	In Percent	2007	2006	In Dollars	In Percent
	(Restated)				(Restated)

Sales and marketing	$22,823	$14,404	$8,419	58%	$45,863	$28,605	$17,258	60%
Percentage of net revenues	10.5%	10.1%			10.6%	10.3%

Sales and marketing expense increased $8.4 million, to $22.8 million in the three months ended April 30, 2007 from $14.4 million in the three months ended April 30, 2006. The higher expenses, due primarily to the acquisitions of Lipman and PayWare, included $3.4 million of increased personnel costs, $1.5 million of increased outside services expenses, $1.3 million of increased stock-based compensation expenses, and $0.5 million of increased marketing communication expenses.

Sales and marketing expenses increased $17.3 million to $45.9 million for the first six months ended April 30, 2007 compared to the same period ended April 30, 2006. The higher expenses, due primarily to the acquisitions of Lipman and PayWare, included $7.4 million of increased personnel costs, $2.8 million of increased stock-based compensation, $2.7 million of increased outside services, and $1.2 million of increased marketing communication expenses, and $0.9 million of increased travel expenses. The remainder of the increase reflects a general increase in other expenses as a result of the growth of the company on a year over year basis.

General and Administrative Expense

General and administrative expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended April 30,				Six Months Ended April 30,
			Change	Change			Change	Change
	2007	2006	In Dollars	In Percent	2007	2006	In Dollars	In Percent
	(Restated)				(Restated)

General and administrative	$25,565	$9,993	$15,572	156%	$42,941	$19,691	$23,250	118%
Percentage of net revenues	11.8%	7.0%			9.9%	7.1%

General and administrative expenses increased $15.6 million, to $25.6 million in the three months ended April 30, 2007 from $10.0 million in the three months ended April 30, 2006. The higher expenses were primarily due to the acquisition of Lipman and PayWare and included $5.7 million of consulting and legal integration expenses supporting a review of the operational controls of former Lipman entities, production of documents in response to the U.S. Department of Justice investigation related to the Lipman acquisition and a $1.0 million charge to terminate a distributor agreement where there was a channel conflict between Lipman and VeriFone. In addition, we incurred $3.8 million of increased stock-based compensation and $3.2 million of increased personnel expenses, and $0.5 million of increased outside contracted services. The remainder of the increase reflects a general increase in other expenses as a result of the growth of the company on a year over year basis.

General and administrative expenses in the first six months ended April 30, 2007 increased $23.3 million, to $42.9 million compared to the same period ended April 30, 2006. The higher expenses were primarily due to the acquisition of Lipman and PayWare and included $7.4 million of integration expenses relating to the acquisition of Lipman and restructuring charges in VeriFone entities, including the $1.0 million termination charge described above, $4.6 million of increased personnel costs, $7.2 million of increased stock-based compensation expenses, $0.7 million of increased insurance expenses, $0.7 million of increased outside contracted services, and $0.5 million of increased legal expenses. The remainder of the increase reflects a general increase in other expenses as a result of the growth of the company on a year over year basis.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets increased $4.5 million to $5.7 million in the second quarter of fiscal 2007 compared with $1.2 million in the second quarter of fiscal 2006. For the first six months of fiscal 2007, amortization of purchased intangible assets increased $8.7 million to $11.0 million from $2.3 million for the comparable period in fiscal 2006. The increase for both periods was primarily due to additional purchased intangible assets relating to the acquisition of Lipman, which was completed on November 1, 2006.

In-Process Research and Development (IPR&D)

We recognized IPR&D expense of $6.7 million during the six months ended April 31, 2007 in connection with our Lipman acquisition. The products considered to be IPR&D were in our consumer-activated and countertop communication modules which have subsequently reached technological feasibility.

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

The second project was a new product family of consumer-activated payment systems for multi-lane retailers. New features include a faster processor, more memory, modular design, a signature capture option, Ethernet/USB option and smart card option. The project was in the pilot stage. The estimated cost of completion at October 31, 2006 was less than $0.1 million and was completed for approximately the estimated cost during the three months ended January 31, 2007.

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

Interest Expense

Interest expense of $9.5 million in the second quarter of fiscal 2007 increased from $3.2 million in the second quarter of fiscal 2006. For the first six months of fiscal 2007, interest expense increased $12.8 million to $19.3 million from $6.5 million for the comparable period in fiscal 2006. The increase in both periods was primarily attributable to the increase of our Term B Loan due to the completion of our acquisition of Lipman.

Interest Income

Interest income of $1.5 million in the second quarter of fiscal 2007 increased from $0.9 million in the second quarter of fiscal 2006. For the first six months of fiscal 2007, interest income increased $0.9 million to $2.5 million from $1.6 million for the comparable period in fiscal 2006. The increase in both periods was attributable to higher cash balances in the fiscal 2007 periods relative to the same periods in fiscal 2006.

Other Income (Expense), net

Other income (expense), net in the second quarter of fiscal 2007 was an expense of $2,000. Foreign currency gains of $1.9 million were offset by foreign currency contract losses of $1.8 million and a loss of $0.1 million on our investment accounted for under the equity method. For the first six months of fiscal 2007, other income (expense), net was expense of $0.3 million consisting of foreign currency gains of $1.9 million, offset by foreign currency contract losses of $2.0 million and a loss of $0.1 million on our investment accounted for under the equity method. Other income, net in the second quarter of fiscal 2006 of $65,000 resulted primarily from $192,000 associated with foreign currency transaction gains. This was partially offset by foreign currency contract losses of $113,000 and a loss of $14,000 on our investment accounted for under the equity method. For the first six months of fiscal 2006, other income, net was $266,000 resulting primarily from $172,000 associated with foreign currency transaction gains and a $288,000 refund associated with an Indian customs appeal resolution. This was partially offset by foreign currency contract losses of $189,000 and a loss of $5,000 on our investment accounted for under the equity method.

Provision for (Benefit from) Income Taxes

We expect to provide for taxes in fiscal year 2007 notwithstanding an expected loss on our consolidated statement of operations for the full fiscal year. This is because, in significant part, we have net profits in our international operations and a loss in the United States. The tax benefit of the U.S. financial reporting loss is also offset by an expected increase in the valuation allowance on U.S. deferred tax assets. The application of the intraperiod tax accounting rules of FIN 18 coupled with losses at certain entities results in a computed tax provision of $4.3 million in the three months ended April 30, 2007. For the three months ended April 30, 2006, the tax provision was $8.4 million. We expect to report a tax provision for fiscal year 2007 estimated at approximately $24.7 million.

For the six months ended April 30, 2007, the tax provision is $0.4 million. For the six months ended April 30, 2006 the tax provision was $15.3 million.

As of April 30, 2007, we have recorded deferred tax assets on our consolidated balance sheet, net of valuation allowance, the realization of which is dependent on our generating sufficient U.S. and certain foreign taxable income. Although realization is not assured, our management believes that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters when we reevaluate the underlying basis for our estimates of future domestic and certain foreign taxable income.

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

We operate in two business segments: North America and International. We define North America as the United States and Canada, and International as the countries in which we make sales outside the United States and Canada.

Net revenues and operating income of each business segment reflect net revenues generated within the segment, standard cost of System Solutions net revenues, actual cost of Services net revenues and expenses that directly benefit only that segment. Corporate revenues and operating income reflect non-cash acquisition charges, including amortization of purchased core and developed technology assets, step-up of inventory and step-down in deferred revenue, and other Corporate charges, including inventory obsolescence and scrap at corporate distribution centers, rework, specific warranty provisions, non-standard freight, over-and-under absorption of materials management, and supply chain engineering overhead.

The following table sets forth net revenues and operating income for our segments (in thousands):

	Three Months Ended April 30,				Six Months Ended April 30,
			Change	Change			Change	Change
	2007	2006	In Dollars	In Percent	2007	2006	In Dollars	In Percent
	(Restated)				(Restated)

Net revenues
International	$121,948	$61,845	$60,103	97%	$250,745	$119,502	$131,243	110%
North America	95,857	80,466	15,391	19%	184,938	157,641	27,297	17%
Corporate	(922)	(121)	(801)	662%	(2,437)	(323)	(2,114)	654%

Total net revenues	$216,883	$142,190	$74,693	53%	$433,246	$276,820	$156,426	57%

Operating income:
International	$30,402	$14,066	$16,336	116%	$61,826	$28,233	$33,593	119%
North America	39,098	31,002	8,096	26%	70,826	61,505	9,321	15%
Corporate	(62,031)	(19,446)	(42,585)	219%	(125,785)	(40,979)	(84,806)	207%

Total operating income	$7,469	$25,622	$(18,153)	(71)%	$6,867	$48,759	$(41,892)	(86)%

Net revenues growth in International for the three months ended April 30, 2007 as compared to the three months ended April 30, 2006 was primarily driven by an increase of approximately $48.1 million in System Solutions and $12.0 million in Services net revenues. Net revenues’ growth in International for the six months ended April 30, 2007 as compared to the six months ended April 30, 2006 was primarily driven by an increase of approximately $106.4 million in System Solutions and $24.9 million in Services net revenues. See “Results of Operations — Net Revenues” for additional commentary.

Net revenues growth in North America for the three months ended April 30, 2007 as compared to the three months ended April 30, 2006 was primarily driven by an increase of approximately $15.2 million in System Solutions. Net revenues’ growth in North America for the six months ended April 30, 2007 as compared to the six months ended April 30, 2006 was primarily driven by an increase of approximately $27.8 million in System Solutions. See “Results of Operations — Net Revenues” for additional commentary.

The increase in International operating income for the three months ended April 30, 2007 compared to the three months ended April 30, 2006 was mainly due to higher revenues and gross profit percentage partially offset by higher operating expenses. See “Results of Operations — Gross Profit” for additional commentary.

The increase in operating income for North America for the three months ended April 30, 2007 as compared to the three months ended April 30, 2006 was mainly due to higher system solutions revenues, partially offset by a declining gross profit percentage. See “Results of Operations — Gross Profit” for additional commentary. In addition, North America research and development expenses for the three months ended April 30, 2006 included $1.9 million for projects which have since been broadened in scope and will benefit customers outside the North America segment. As a result, the expenses for these projects for the three months ended April 30, 2007 are charged to Corporate.

The increase in International operating income for the six months ended April 30, 2007 compared to the six months ended April 30, 2006 was mainly due to higher revenues as a result of both the acquisition of Lipman and organic growth, partially offset by a declining gross profit percentage and higher operating expenses. See “Results of Operations — Gross Profit” for additional commentary.

The increase in operating income for North America for the six months ended April 30, 2007 as compared to the six months ended April 30, 2006 was mainly due to higher system solutions revenues, partially offset by declining gross profit percentage. The decline in gross profit percentage was due to product mix shifts away from Petroleum solutions and towards Retail and Single Application solutions. See “Results of Operations — Gross Profit” for additional commentary. In addition, North America research and development expenses for the six months ended April 30, 2006 included $4.2 million for projects which have since been broadened in scope and will benefit customers outside the North America segment. As a result, the expenses for these projects for the three months ended April 30, 2007 are charged to Corporate.

The decrease in Corporate operating income for the three months ended April 30, 2007 was primarily due to higher non-cash acquisition related charges including increases of $8.2 million of amortization of purchased core and developed technology assets, $4.5 million of amortization of purchased intangible assets, $3.5 million of amortization of step-up in inventory on acquisition, and $0.8 million of amortization of step-down in deferred revenue on acquisition. In addition, stock-based compensation increased by $7.1 million. Furthermore, Corporate costs, comprised of non-cash acquisition charges, including amortization of purchased core and developed technology assets, step-up of inventory and step-down in deferred revenue, and other Corporate charges, including inventory obsolescence and scrap at corporate distribution centers, rework, non-standard freight, over-and-under absorption of materials management, and supply chain engineering overhead increased due to inventory write-downs associated with the winding down of former Lipman sales distribution centers, partially offset by reduced air freight expenses and the non recurrence of 2006 setup charges relating to the Singapore International headquarters. Approximately $1.9 million of engineering expenses were incurred as projects which previously benefited North American in the three months ended April 30, 2006 were broadened in scope, managed by the Corporate engineering function and charged to Corporate in the three months ended April 30, 2007. Furthermore, Corporate operating expenses increased $13.3 million primarily due to the acquisitions of Lipman and PayWare and the related integration expenses.

The decrease in Corporate operating income for the six months ended April 30, 2007 was primarily due to higher non-cash acquisition related charges including increases of $16.2 million of amortization of Core Technology, $14.0 million of amortization of step-up in inventory on acquisition, $8.7 million of amortization of purchased intangible assets, $6.7 million of in-process research and development charges, and $2.1 million of amortization of step-down in deferred revenue on acquisition. In addition, stock-based compensation increased by $14.0 million. Furthermore, Corporate costs, comprised of non-cash acquisition charges, including amortization of purchased core and developed technology assets, step-up of inventory and step-down in deferred revenue, and other Corporate charges, including inventory obsolescence and scrap at corporate distribution centers, rework, non-standard freight, over-and-under absorption of materials management, and supply chain engineering overhead, increased due to inventory write-downs associated with the winding down of former Lipman sales distribution centers, partially offset by reduced air freight expenses and the non-recurrence of 2006 setup charges relating to the Singapore International headquarters. Approximately $4.2 million of engineering expenses for projects which previously benefited North America in the six months ended April 30, 2006 were broadened in scope, managed by the Corporate engineering function and charged to Corporate in the six months ended April 30, 2007. Furthermore, Corporate operating expenses increased $20.8 million primarily due to the acquisitions of Lipman and PayWare and the related integration expenses.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to service our debt, finance working capital, and to make capital expenditures and investments. At April 30, 2007, our primary sources of liquidity were cash and cash equivalents of $175.8 million and our $40 million unused revolving credit facility.

Cash flow from operations before changes in working capital amounted to $47.5 million. Net loss was $10.5 million. This loss was substantially the result of non-cash charges of $58.0 million consisting primarily of acquisition related charges of $36.9 million, stock-based compensation expense of $16.1 million and depreciation and amortization of property, plant and equipment, as well as capitalized software and debt issuance cost totaling $5.0 million.

Cash flow from operations due to changes in working capital netted to an outflow of $7.4 million. The main drivers are as follows:

•	A reduction in inventories of $52.2 million following the restatement;

•	A reduction in accounts payable of $5.3 million due to the reduction of inventory levels;

•	An increase in deferred revenue of $6.5 million due to an increase in deferred service such as customer support and installations;

•	An increase in accounts receivable of $13.5 million due to higher sales;

•	A decrease in accrued compensation of $3.0 million;

•	Increases in prepaid expenses and other current assets of $21.4 million and in other assets of $3.0 million;

•	A decrease in accrued expenses and other liabilities of $20.2 million; and

•	Increases in deferred tax liabilities of $9.2 million and income taxes payable of $0.2 million substantially offset by an increase in deferred tax assets of $3.4 million and the reclassification of tax benefits from stock-based compensation of $4.7 million.

Investing activities used cash of $279.8 million, primarily due to the acquisition of Lipman, net of cash and cash equivalents acquired, of $260.2 million and a $4.0 million investment in VTS. Additional uses included the purchases of property, plant and equipment totaling $12.0 million and the capitalization of software development costs of $2.9 million.

Financing activities primarily consisted of proceeds from long-term debt (net of costs) of $305.3 million which were used to fund the Lipman acquisition, proceeds of exercises of stock options of $18.4 million, and the tax benefit derived from stock-based compensation of $4.7 million.

We believe that we have the financial resources to meet our business requirements for the next twelve months, including capital expenditures, working capital requirements and future strategic investments, and to comply with our financial covenants.

Contractual Obligations

The following table summarizes our contractual obligations as of April 30, 2007 (in thousands):

		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years

Term B loan (including interest)	$725,267	$40,887	$80,497	$79,149	$524,734
Capital lease obligation	74	20	54	—	—
Operating leases	41,820	4,565	13,491	9,417	14,347
Minimum purchase obligations	38,112	38,112	—	—	—

	$805,273	$83,584	$94,042	$88,566	$539,081

Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA), as adjusted

We define earnings before interest, taxes, depreciation and amortization, or EBITDA, as adjusted, as the sum of (1) net income (loss) (excluding extraordinary items of gain or loss and any gain or loss from discontinued operations), (2) interest expense, (3) income taxes, (4) depreciation, amortization, goodwill impairment and other non-recurring charges, (5) non-cash charges, including non-cash stock-based compensation expense and purchase accounting items and (6) acquisition related charges and restructuring costs. EBITDA, as adjusted, is a primary component of the financial covenants to which we are subject under our Credit Facility. If we fail to maintain required levels of EBITDA, as adjusted, we could have a default under our credit Credit Facility, potentially resulting in an acceleration of all of our outstanding indebtedness. Management uses EBITDA, as adjusted, only in addition to and in conjunction with results presented in accordance with generally accepted accounting principles (“GAAP”). Management believes that the use of this non-GAAP financial measure, in conjunction with results presented in accordance with GAAP, helps it to evaluate our performance and to compare our current results with those for prior periods as well as with the results of other companies in our industry. Our competitors may, due to differences in capital structure and investment history, have interest, tax, depreciation, amortization, and other non-cash expenses that differ significantly from ours. Management also uses this non-GAAP financial measure in our budget and planning process. Management believes that the presentation of this non-GAAP financial measure may be useful to investors for many of the same reasons that management finds these measures useful.

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

A reconciliation of net income (loss), the most directly comparable U.S. GAAP measure, to EBITDA, as adjusted, for the three and six months ended April 30, 2007 and 2006 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
	(Restated)		(Restated)

U.S. GAAP net income (loss)	$(4,818)	$15,036	$(10,497)	$28,830
Provision for income taxes	4,312	8,381	363	15,333
Interest expense	9,507	3,197	19,263	6,476
Interest income	(1,534)	(927)	(2,525)	(1,614)
Depreciation and amortization of property, plant and equipment	1,761	877	3,765	1,651
Amortization of capitalized software	275	323	570	598
Amortization of purchased intangible assets	15,276	2,578	30,236	5,330
Amortization of step-down in deferred revenue on acquisition	922	121	2,436	323
Amortization of step-up in inventory on acquisition	3,513	—	13,961	—
In-process research and development	90	—	6,650	—
Stock-based compensation	8,299	1,189	16,095	2,112
Acquisition related charges and restructuring costs	6,623	—	7,417	—

EBITDA as adjusted	$44,226	$30,775	$87,734	$59,039

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our CEO and CFO participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of April 30, 2007.

At the time that our Quarterly Report on Form 10-Q for the three months ended April 30, 2007 was filed on May 31, 2007, our CEO and CFO concluded that our disclosure controls and procedures were effective as of April 30, 2007. Subsequent to that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective at a reasonable level of assurance as of April 30, 2007 because of the material weaknesses in our internal control over financial reporting discussed below.

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

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management’s assessment identified the following material weaknesses in our internal control over financial reporting as of April 30, 2007. As set forth below, management has taken or will take steps to remediate each of these material weaknesses.

•	A transaction-level material weakness in the design and operation of control activities relating to the preparation, review, approval, and entry of manual, non-standard, journal entries. This material weakness

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

Changes in internal control over financial reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934) occurred during the three months ended April 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

2. To ratify the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ended October 31, 2007.

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