Form 10-Q/A
period 2007-07-31
VeriFone Holdings, Inc.
filed 2008-08-19
CIK 1312073

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

At August 24, 2007, the number of shares outstanding of the registrant’s common stock, $0.01 par value per share was 83,410,979.

EXPLANATORY NOTE

This Amendment No. 1 (the “Amended 10-Q”) to the Quarterly Report on Form 10-Q of VeriFone Holdings, Inc. (the “Company” or “VeriFone”) for the three and nine months ended July 31, 2007 is being filed to correct certain errors in VeriFone’s Condensed Consolidated Financial Statements and the related disclosures.

As discussed in Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the notes to the accompanying Condensed Consolidated Financial Statements in this Amended 10-Q, the correction of these errors from previously reported information for the three months ended July 31, 2007 has resulted in a reduction in income (loss) before income taxes of $14.4 million, primarily as a result of a $16.2 million increase in total cost of net revenues offset by a $1.7 million reduction in operating expenses. The correction of these errors from previously reported information for the nine months ended July 31, 2007 has resulted in a reduction in income (loss) before income taxes of $36.7 million, primarily as a result of a $40.9 million increase in total cost of net revenues offset by a $4.8 million reduction in operating expenses.

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

The following items have been amended principally as a result of, and to reflect, the restatements:

•	Part I — Item 1. Financial Statements (Unaudited);

•	Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Part II — Item 4. Controls and Procedures;

•	Part II — Item 1. Legal Proceedings;

•	Part II — Item 1A. Risk Factors; and

•	Part II — Item 6. Exhibits.

For the convenience of the reader, this Amended 10-Q amends and restates in its entirety the Quarterly Report on Form 10-Q for the three and nine months ended July 31, 2007 (the “10-Q”). However, this Amended 10-Q amends only the items referred to above, in each case as a result of and to reflect the adjustments discussed above and more fully in Note 2 of the accompanying Condensed Consolidated Financial Statements and related disclosures. No other information in the 10-Q is amended hereby. The foregoing items have not been updated to reflect other events occurring after the filing of the 10-Q, or to modify or update those disclosures affected by other subsequent events. In particular, forward-looking statements included in this Amended 10-Q represented management’s views as of the date of filing of the 10-Q for the quarterly period ended July 31, 2007 on September 7, 2007. Such forward-looking statements should not be assumed to be accurate as of any future date. VeriFone undertakes no duty to update such information whether as a result of new information, future events or otherwise.

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
	(Restated)(1)
	(Unaudited)
	(In thousands, except par value)

ASSETS
Current assets:
Cash and cash equivalents	$212,946	$86,564
Accounts receivable, net of allowances of $5,276 and $2,364	182,920	119,839
Inventories	104,784	86,631
Deferred tax assets	21,991	13,267
Prepaid expenses and other current assets	29,438	12,943

Total current assets	552,079	319,244
Property, plant, and equipment, net	40,290	7,300
Purchased intangible assets, net	180,396	16,544
Goodwill	610,351	52,689
Deferred tax assets	55,276	21,706
Debt issuance costs, net	13,427	10,987
Transaction costs	—	12,350
Other assets	22,961	12,125

Total assets	$1,474,780	$452,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$97,296	$66,685
Income taxes payable	41,687	5,951
Accrued compensation	18,641	16,202
Accrued warranty	10,102	4,902
Deferred revenue, net	39,552	23,567
Accrued expenses	6,138	4,752
Accrued transaction costs	—	12,000
Other current liabilities	71,218	13,661
Current portion of long-term debt	5,367	1,985
Restructuring liabilities	2,661	2,963

Total current liabilities	292,662	152,668
Accrued warranty	426	530
Deferred revenue	10,310	7,371
Long-term debt, net of current portion	549,006	190,904
Deferred tax liabilities	78,470	859
Other long-term liabilities	10,692	1,872

Total liabilities	941,566	354,204
Minority interest	2,620	—

Stockholders’ equity:
Preferred stock: 10,000 shares authorized as of July 31, 2007 and October 31, 2006; no shares issued and outstanding as of July 31, 2007 and October 31, 2006	—	—
Common stock: $0.01 par value, 100,000 shares authorized at July 31, 2007 and October 31, 2006; 83,316 and 68,148 shares issued and outstanding as of July 31, 2007 and October 31, 2006	833	682
Additional paid-in-capital	611,565	140,569
Accumulated deficit	(96,351)	(43,468)
Accumulated other comprehensive income	14,547	958

Total stockholders’ equity	530,594	98,741

Total liabilities and stockholders’ equity	$1,474,780	$452,945

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
	(Restated)(1)		(Restated)(1)
	(Unaudited)
	(In thousands, except per share data)

Net revenues:
System Solutions	$205,972	$131,960	$586,407	$378,781
Services	25,729	15,657	78,540	45,656

Total net revenues	231,701	147,617	664,947	424,437
Cost of net revenues:
System Solutions	132,268	72,704	391,510	211,584
Services	13,837	8,452	41,572	23,391

Total cost of net revenues	146,105	81,156	433,082	234,975

Gross profit	85,596	66,461	231,865	189,462
Operating expenses:
Research and development	15,365	11,726	48,272	35,354
Sales and marketing	23,686	14,181	69,549	42,786
General and administrative	19,364	10,936	62,306	30,627
Amortization of purchased intangible assets	5,416	1,159	16,456	3,477
In-process research and development	—	—	6,650	—

Total operating expenses	63,831	38,002	203,233	112,244

Operating income	21,765	28,459	28,632	77,218
Interest expense	(9,468)	(3,438)	(28,731)	(9,914)
Interest income	2,226	938	4,751	2,552
Other income (expense), net	(4,156)	(195)	(4,419)	71

Income before income taxes	10,367	25,764	233	69,927
Provision for income taxes	52,753	9,009	53,116	24,342

Net income (loss)	$(42,386)	$16,755	$(52,883)	$45,585

Net income (loss) per share:
Basic	$(0.51)	$0.25	$(0.65)	$0.69

Diluted	$(0.51)	$0.24	$(0.65)	$0.66

Weighted average shares used in computing net income (loss) per share:
Basic	82,407	66,284	81,699	65,936

Diluted	82,407	69,079	81,699	68,906

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended July 31,
	2007	2006
	(Restated)(1)
	(Unaudited)
	(In thousands)

Cash flows from operating activities
Net income (loss)	$(52,883)	$45,585
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of purchased intangible assets	44,930	7,560
Depreciation and amortization of property, plant, and equipment	5,814	2,532
Amortization of capitalized software	800	892
In-process research and development	6,650	—
Amortization of interest rate caps	5	236
Amortization of debt issuance costs	1,129	819
Stock-based compensation	21,954	3,798
Non-cash portion of loss on debt extinguishment	4,764	—
Minority interest and equity in earnings of affiliates	(86)	—
Other	(86)	(74)

Net cash provided by operating activities before changes in working capital	32,991	61,348
Changes in operating assets and liabilities:
Accounts receivable, net	(28,035)	(19,097)
Inventories	47,967	(40,369)
Deferred tax assets	(7,161)	(2,663)
Prepaid expenses and other current assets	(5,852)	(1,204)
Other assets	(3,709)	(924)
Accounts payable	19,487	15,421
Income taxes payable	39,475	431
Tax benefit from stock-based compensation	(6,882)	(2,666)
Accrued compensation	(5,147)	200
Accrued warranty	(2,640)	(886)
Deferred revenue	10,317	5,509
Deferred tax liabilities	9,434	—
Accrued expenses and other liabilities	(15,432)	(1,460)

Net cash provided by operating activities	84,813	13,640
Cash flows from investing activities
Software development costs capitalized	(4,532)	(1,731)
Purchase of property, plant, and equipment, net	(20,366)	(2,780)
Purchase of other assets	(500)	(673)
Purchases of marketable securities	—	(125,034)
Sales and maturities of marketable securities	—	127,325
Transaction costs, pending acquisitions	—	(2,497)
Acquisition of businesses, net of cash and cash equivalents acquired	(267,745)	—

Net cash used in investing activities	(293,143)	(5,390)
Cash flows from financing activities
Proceeds from long-term debt, net of costs	613,252	—
Purchase of convertible note hedge	(80,236)	—
Sale of warrants	31,188	—
Repayment of long-term debt	(262,554)	(1,386)
Tax benefit of stock-based compensation	6,882	2,666
Repayments of capital leases	(43)	(125)
Investment in subsidiary by minority stockholder	1,050	—
Proceeds from exercises of stock options	24,539	2,120
Other	26	—

Net cash provided by financing activities	334,104	3,275
Effect of foreign currency exchange rate changes on cash	608	1,011

Net increase in cash and cash equivalents	126,382	12,536
Cash and cash equivalents, beginning of period	86,564	65,065

Cash and cash equivalents, end of period	$212,946	$77,601

Supplemental disclosures of cash flow information
Cash paid for interest	$25,345	$9,013

Cash paid for taxes	$13,779	$26,881

Supplemental schedule of non-cash transactions:
Debt issuance costs withheld from proceeds	$8,333	$—

Issuance of common stock and stock options for business acquisition	$435,228	$—

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

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

On November 1, 2006, the Company acquired all of the outstanding ordinary shares of Lipman Electronic Engineering Ltd. (“Lipman”). The consideration paid to acquire Lipman was $347.3 million in cash, 13,462,474 shares of common stock of the Company, and assumption of all outstanding Lipman stock options. See Note 4 of Notes to Condensed Consolidated Financial Statements for additional information related to this business combination.

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

Restatement Adjustments

The following tables present the impact of the restatement adjustments on the Company’s previously reported condensed consolidated balance sheet as of July 31, 2007, condensed consolidated statements of operations for the three and nine months ended July 31, 2007, and condensed consolidated statement of cash flows for the nine months ended July 31, 2007. The impact to the statement of cash flows is the result of the adjustments to the condensed consolidated balance sheet and condensed consolidated statements of operations described below.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2007
	As Reported	Adjustments	Ref.		Restated
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$212,946	$—			$212,946
Accounts receivable, net of allowances	183,096	(176)			182,920
Inventories	145,398	(40,614)	(b	)	104,784
Deferred tax assets	20,832	1,159	(e	)	21,991
Prepaid expenses and other current assets	24,911	4,527	(e	)	29,438

Total current assets	587,183	(35,104)			552,079
Property, plant, and equipment, net	42,857	(2,567)	(f	)	40,290
Purchased intangible assets, net	180,835	(439)	(f	)	180,396
Goodwill	564,718	45,633	(f	)	610,351
Deferred tax assets	75,493	(20,217)	(e	)	55,276
Debt issuance costs, net	13,427	—			13,427
Other assets	19,742	3,219	(f	)	22,961

Total assets	$1,484,255	$(9,475)			$1,474,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$97,810	$(514)			$97,296
Income taxes payable	5,489	36,198	(e	)	41,687
Accrued compensation	19,990	(1,349)			18,641
Accrued warranty	9,613	489			10,102
Deferred revenue, net	39,271	281			39,552
Accrued expenses	6,138	—			6,138
Other current liabilities	73,468	(2,250)	(f	)	71,218
Current portion of long-term debt	5,367	—			5,367
Restructuring liabilities	2,661	—			2,661

Total current liabilities	259,807	32,855			292,662

Accrued warranty	426	—			426
Deferred revenue	10,310	—			10,310
Long-term debt, net of current portion	549,006	—			549,006
Deferred tax liabilities	70,155	8,315	(e	)	78,470
Other long-term liabilities	10,692	—			10,692

Total liabilities	900,396	41,170			941,566

Minority interest	3,299	(679)	(f	)	2,620

Total stockholders’ equity	580,560	(49,966)	(g	)	530,594

Total liabilities and stockholders’ equity	$1,484,255	$(9,475)			$1,474,780

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended July 31, 2007				Nine Months Ended July 31, 2007
	As Reported	Adjustments	Ref.	Restated	As Reported	Adjustments	Ref.	Restated
				(In thousands, except per share data)

Net revenues:
System Solutions	$206,216	$(244)	(a)	$205,972	$587,245	$(838)	(a)	$586,407
Services	25,729	—		25,729	78,539	1		78,540

Total net revenues	231,945	(244)		231,701	665,784	(837)		664,947
Cost of net revenues:
System Solutions	116,622	15,646		132,268	353,381	38,129		391,510
Services	13,312	525		13,837	38,812	2,760		41,572

Total cost of net revenues	129,934	16,171	(c)	146,105	392,193	40,889	(c)	433,082

Gross profit	102,011	(16,415)		85,596	273,591	(41,726)		231,865
Operating expenses:
Research and development	15,560	(195)		15,365	48,604	(332)		48,272
Sales and marketing	23,644	42		23,686	69,490	59		69,549
General and administrative	21,134	(1,770)	(d)	19,364	66,721	(4,415)	(d)	62,306
Amortization of purchased intangible assets	5,167	249		5,416	16,555	(99)		16,456
In-process research and development	—	—		—	6,640	10		6,650

Total operating expenses	65,505	(1,674)		63,831	208,010	(4,777)		203,233

Operating income	36,506	(14,741)		21,765	65,581	(36,949)		28,632
Interest expense	(9,584)	116		(9,468)	(28,935)	204		(28,731)
Interest income	2,226	—		2,226	4,751	—		4,751
Other income (expense), net	(4,386)	230		(4,156)	(4,417)	(2)		(4,419)

Income (loss) before income taxes	24,762	(14,395)		10,367	36,980	(36,747)		233
Provision for income taxes	11,323	41,430	(e)	52,753	19,666	33,450	(e)	53,116

Net income (loss)	$13,439	$(55,825)		$(42,386)	$17,314	$(70,197)		$(52,883)

Net income (loss) per share:
Basic	$0.16	$(0.67)		$(0.51)	$0.21	$(0.86)		$(0.65)

Diluted	$0.16	$(0.67)		$(0.51)	$0.20	$(0.85)		$(0.65)

Weighted average shares used in computing net income (loss) per share:
Basic	82,407	—		82,407	81,699	—		81,699

Diluted	84,374	(1,967)		82,407	84,507	(2,808)		81,699

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended July 31, 2007
	Reported	Adjustments	Restated
	(In thousands)

Net income (loss)	$17,314	$(70,197)	$(52,883)

Net cash provided by operating activities	$93,247	$(8,434)	$84,813
Net cash used in investing activities	(301,586)	8,443	(293,143)
Net cash provided by (used in) financing activities	334,113	(9)	334,104
Effect of foreign currency exchange rates on cash	608	—	608

Net increase in cash and cash equivalents	126,382	—	126,382
Cash and cash equivalents, beginning of period	86,564	—	86,564

Cash and cash equivalents, end of period	$212,946	$—	$212,946

The primary restatement adjustments to the Company’s previously reported condensed consolidated balance sheet as of July 31, 2007 and condensed consolidated statements of operations for the three and nine months ended July 31, 2007 are as follows:

(a)	Net revenues for the three and nine months ended July 31, 2007 were reduced primarily by errors in the timing of the recognition of revenue.

(b)	The changes to inventories as of July 31, 2007 are as follows:

•	$20.1 million decrease to eliminate intercompany in-transit inventory that did not exist, which was originally recorded based upon erroneous methodology and application of source documents. Intercompany in-transit inventory is inventory which is in the process of being shipped between VeriFone entities, primarily from either Israel or Singapore to the United States;

•	$10.5 million decrease due to the duplicate recording of manufacturing and distribution overhead to inventories at former Lipman subsidiaries;

•	$6.3 million decrease to eliminate intercompany profit in inventory. Inventory at the end of a quarter in one Verifone entity purchased from another Verifone entity contains intercompany profit which must be eliminated upon consolidation;

•	$2.4 million decrease to correct errors in the capitalization of overhead;

•	$0.6 million decrease to correct errors in excess and obsolete inventory;

•	$1.1 million decrease to correct errors in recording and eliminating intercompany transactions; and

•	$0.4 million net increase as a result of various adjustments, each individually less than $0.5 million.

(c)	The changes to total cost of net revenues for the nine months ended July 31, 2007 are as follows:

•	$20.1 million increase to eliminate intercompany in-transit inventory that did not exist, which was originally recorded based upon erroneous methodology and application of source documents. Intercompany in-transit inventory is inventory which is in the process of being shipped between VeriFone entities, primarily from either Israel or Singapore to the United States;

•	$10.5 million increase due to the duplicate recording of manufacturing and distribution overhead to inventories at former Lipman subsidiaries;

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	$6.3 million increase to eliminate intercompany profit in inventory. Inventory at the end of a quarter in one Verifone entity purchased from another Verifone entity contains intercompany profit which must be eliminated upon consolidation;

•	$2.4 million increase to correct errors in the capitalization of overhead;

•	$0.9 million increase due to an error in determining replacement cost of component inventory at former Lipman entities;

•	$0.6 million increase to correct errors in excess and obsolete inventory;

•	$0.5 million increase to correct errors in recording and eliminating intercompany transactions; and

•	$0.4 million net decrease as a result of various adjustments, each individually less than $0.5 million.

The changes to total cost of net revenues for the three months ended July 31, 2007 are as follows:

•	$8.4 million increase to eliminate intercompany in-transit inventory that did not exist, which was originally recorded based upon erroneous methodology and application of source documents. Intercompany in-transit inventory is inventory which is in the process of being shipped between VeriFone entities, primarily from either Israel or Singapore to the United States;

•	$2.8 million increase due to the duplicate recording of manufacturing and distribution overhead to inventories at former Lipman subsidiaries;

•	$2.4 million increase to eliminate intercompany profit in inventory. Inventory at the end of a quarter in one Verifone entity purchased from another Verifone entity contains intercompany profit which must be eliminated upon consolidation;

•	$2.1 million increase to correct errors in the capitalization of overhead;

•	$0.6 million increase to correct errors in excess and obsolete inventory; and

•	$0.1 million net decrease as a result of various adjustments, each individually less than $0.5 million.

(d)	The changes to general and administrative expenses for the nine months ended July 31, 2007 are as follows:

•	$4.3 million decrease in general and administrative expenses as a result of a reversal of executive bonuses and stock-based compensation, which was originally based upon information that, following the restatement, was no longer accurate; and

•	Other adjustments were each individually less than $0.5 million.

The changes to general and administrative expenses for the three months ended July 31, 2007 are as follows:

•	$1.7 million decrease in general and administrative expenses as a result of a reversal of executive bonuses and stock-based compensation, which was originally based upon information that, following the restatement, was no longer accurate; and

•	Other adjustments were each individually less than $0.5 million.

(e)	Prepaid expenses and other current assets (prepaid taxes), deferred tax assets and income tax expense adjustments reflect the tax impact of the restatement adjustments, and the application of the intraperiod accounting rules to tax expense.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(f)	The changes to these balance sheet accounts relate to adjustments and corrections of various errors to the purchase price allocations of the Lipman, Payware and VTS acquisitions and/or reclassifications.

The changes to goodwill as of July 31, 2007 are as follows:

•	$29.9 million increase as a result of adjustments in long-term deferred tax liabilities;

•	$5.5 million increase to correct errors related to Lipman stock-options assumed at acquisition;

•	$5.8 million decrease as a result of corrections related to Lipman, Payware and VTS assets and liabilities assumed at acquisition; and

•	$16.0 million increase as a result of cumulative translation adjustments related to the above adjustments and correction of errors.

(g)	The changes to total stockholders’ equity as of July 31, 2007 are as follows:

•	$70.2 million decrease as a result of the restatement adjustments to the consolidated statement of operations;

•	$3.3 million decrease due to correction of errors related to stock compensation expense;

•	$5.5 million increase to correct errors related to Lipman stock-options assumed at acquisition; and

•	$18.1 million increase as a result of cumulative translation adjustments related to adjustments and correction of various errors noted above.

Note 3.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of July 31, 2007, the condensed consolidated statements of operations for the three and nine months ended July 31, 2007 and 2006, and the condensed consolidated statements of cash flows for the nine months ended July 31, 2007 and 2006 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and Form 10-Q and Article 10 of Regulation S-X. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of July 31, 2007 and its results of operations for the three and nine months ended July 31, 2007 and 2006, and its cash flows for the nine months ended July 31, 2007 and 2006. The results for the interim periods are not necessarily indicative of the results to be expected for any future period or for the fiscal year ended October 31, 2007. The condensed consolidated balance sheet as of October 31, 2006 has been derived from the audited consolidated balance sheet as of that date. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation. The reclassifications did not impact previously reported revenues, total operating expense, operating income, net income, or stockholders’ equity.

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

Gains and losses realized from transactions, including intercompany balances not considered to be a permanent investment, denominated in currencies other than an entity’s functional currency are included in other income (expense), net in the accompanying condensed consolidated statements of operations.

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

Fair Value of Financial Instruments

Financial instruments consist principally of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, long-term debt, foreign currency forward contracts, interest rate caps, and the purchased call option with respect to the Company’s own stock. Foreign currency forward contracts and interest rate caps are recorded at fair value. The estimated fair value of cash, accounts receivable, and accounts payable approximates their carrying value due to the short period of time to their maturities. The estimated fair value of long-term debt related to the Term B loan approximates its carrying value since the rate of interest on the long-term

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

debt adjusts to market rates on a periodic basis. The estimated fair value of the senior convertible notes approximates their carrying value due to the short time since issuance. The fair value of cash equivalents, marketable securities, foreign currency forward contracts, interest rate caps, and purchased call options are based on quotes from brokers using market prices for those or similar instruments.

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

In May and December 2006, the Company purchased two-year interest rate caps for a total premium of $118,000. The interest rate caps have an initial notional amount of $200 million declining to $150 million after one year under which the Company will receive interest payments if the three-month LIBOR rate exceeds 6.5%. The interest rate caps were purchased to fix the interest rate related to the existing secured credit facility, or any refinancing thereof which is explained in Note 6. The fair value of the interest rate caps as of July 31, 2007 was $6,000 which was recorded in prepaid expenses and other current assets in the condensed consolidated balance sheets, with the related $107,000 unrealized loss recorded as a component of accumulated other comprehensive income, net of a $42,000 tax benefit.

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

Debt Issuance Costs

Debt issuance costs are stated at cost, net of accumulated amortization. Amortization expense is calculated using the effective interest method and recorded in interest expense in the accompanying condensed consolidated statements of operations. The Company recorded a $4.8 million write-off of debt issuance costs related to the portion of the Credit Facility which was repaid.

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

Property, Plant, and Equipment, net

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

The Company is required to perform an annual impairment test of goodwill. Should certain events or indicators of impairment occur between annual impairment tests, the Company would perform the impairment test of goodwill when those events or indicators occurred. In the first step of the analysis, the Company’s assets and liabilities, including existing goodwill and other intangible assets, are assigned to the identified reporting units to determine the carrying value of the reporting units. Based on how the business is managed, the Company has five reporting units. Goodwill is allocated to the reporting unit based on its relative contribution to the Company’s operating results. If the carrying value of a reporting unit is in excess of its fair value, an impairment may exist, and the Company must perform the second step of comparing the implied fair value of the goodwill to its carrying value to determine the impairment charge, if any.

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

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period, less the weighted average number of common shares subject to repurchase. Diluted net income (loss) per common share is computed using the weighted average number of common shares outstanding plus the effect of common stock equivalents, unless the common stock equivalents are anti-dilutive. The potential dilutive shares of the Company’s common stock resulting from the assumed exercise of outstanding stock options and equivalents and the assumed exercise of the warrants relating to the senior convertible notes and the dilutive effect of the senior convertible notes are determined under the treasury stock method.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
	(Restated)		(Restated)

Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$(42,386)	$16,755	$(52,883)	$45,585

Denominator:
Weighted-average shares of voting common stock outstanding	83,078	67,956	82,589	67,822
Less: weighted-average shares subject to repurchase	(671)	(1,672)	(890)	(1,886)

Weighted-average shares used in computing basic net income (loss) per share	82,407	66,284	81,699	65,936
Add dilutive securities:
Weighted-average shares subject to repurchase	—	1,672	—	1,886
Stock options and restricted stock units	—	1,123	—	1,084

Weighted-average shares used in computing diluted net income (loss) per share	82,407	69,079	81,699	68,906

Net income (loss) per share:
Basic	$(0.51)	$0.25	$(0.65)	$0.69

Diluted	$(0.51)	$0.24	$(0.65)	$0.66

As of July 31, 2007, options and restricted stock units to purchase 10,423,023 common shares were excluded from the calculation of weighted average shares for diluted net loss per share as they were anti-dilutive. For the three and nine months ended July 31, 2006, options to purchase 2,356,220 and 2,496,220 common shares, respectively, were excluded from the calculation of weighted average shares for diluted net income per share as they were anti-dilutive.

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

Warrants to purchase 7.2 million shares of the Company’s common stock were outstanding at July 31, 2007, but were not included in the computation of diluted net income (loss) per share because the warrants’ exercise price was greater than the average market price of the Company’s common stock during the three and nine months ended July 31, 2007; therefore, their effect was anti-dilutive.

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

The consideration paid to acquire Lipman was $347.3 million in cash, 13,462,474 shares of common stock of the Company, and assumption of all outstanding Lipman stock options. To fund a portion of the cash consideration,

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company used $307.2 million of the Term B Loan proceeds under its Credit Facility on November 1, 2006. See Note 6 of Notes to Condensed Consolidated Financial Statements for additional information related to the Credit Facility.

The purchase price is as follows (in thousands).

(Restated)

Cash	$347,347
Value of common stock issued	417,606
Value of Lipman vested and unvested options assumed	38,008
Transaction costs and expenses	15,964

Sub-total	818,925
Less: Value of unvested Lipman options assumed	(19,356)

Total purchase price	$799,569

Pursuant to the proration and allocation provisions of the merger agreement, the total merger consideration consisted of (i) a number of shares of the Company’s common stock equal to the product of 0.50 multiplied by the number of Lipman ordinary shares issued and outstanding on the closing date and (ii) an amount in cash equal to the product of $12.804 multiplied by the number of Lipman ordinary shares issued and outstanding on the closing date, as reduced by the aggregate amount of the special cash dividend paid by Lipman prior to the merger. The Company issued 13,462,474 shares of common stock and paid $344.7 million (excluding the aggregate amount of the special cash dividend). The Company subsequently paid an additional $2.6 million in cash to acquire the remaining minority interest of Lipman’s Chinese subsidiary.

The 13,462,474 shares have been valued at $31.02 per share based on an average of the closing prices of the Company’s common stock for a range of trading days two days before April 10, 2006, the announcement date of the proposed merger, the announcement date, and two days after the announcement date.

Pursuant to the merger agreement, the Company assumed, generally on a one-for-one basis, all Lipman share options outstanding at closing. The Company assumed options to purchase approximately 3,375,527 shares of Lipman ordinary shares at a weighted average exercise price of $24.47. The fair value of the outstanding vested and unvested options of $38.0 million, was determined using a Black-Scholes valuation model using the following weighted-average assumptions: stock price of $31.02 per share (determined as described above), expected term of 2.5 years, expected volatility of 41%, and risk free interest rate of 4.7%.

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

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on the preliminary valuation which has not been finalized and other information currently available, the preliminary estimated purchase price is allocated as follows (in thousands):

(Restated)

Cash	$95,931
Accounts receivable	33,433
Inventories	65,765
Property, plant, and equipment	18,631
Other assets	12,743
Deferred revenue	(8,607)
Other current liabilities	(89,157)
Net deferred tax liabilities	(65,576)
Non current liabilities	(9,635)

Net tangible assets	53,528

Amortizable intangible assets:
Developed and core technology	133,480
Customer backlog	50
Customer relationships	64,870
Internal use software	3,460

Sub-total intangible assets	201,860

In-process research and development	6,650
Excess over fair value of vested options	1,030
Goodwill	536,501

Total preliminary estimated purchase price allocation	$799,569

Net Tangible Assets

Of the total estimated purchase price, a preliminary estimate of approximately $53.5 million has been allocated to net tangible assets acquired. Except for inventories, property, plant, and equipment, deferred revenue, accrued liabilities, and deferred taxes, the Company has valued net tangible assets at their respective carrying amounts as of November 1, 2006 as the Company believes these amounts approximate their current fair values or the fair values have not yet been determined.

The Company has increased Lipman’s historical value of inventories by $13.9 million to adjust inventories to an amount equivalent to the selling price less an appropriate profit margin. The Company reduced Lipman’s historical value of deferred revenue by $3.6 million to adjust deferred revenue to an amount equivalent to the estimated cost plus an appropriate profit margin to perform the services related to Lipman’s service contracts. The Company reduced Lipman’s historical net book value of property, plant, and equipment by $1.4 million to adjust property, plant, and equipment to estimated fair value. As of July 31, 2007, the purchase price allocation is preliminary and is subject to adjustment.

The Company has identified and recorded provisions related to certain pre-acquisition contingencies of $21.4 million related to liabilities that are probable and the amount of the liability is reasonably estimable. With respect to certain other identified pre-acquisition contingencies, the Company continues to accumulate information to assess whether or not the related asset, liability, or impairment is probable and the amount of the asset, liability, or

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment can be reasonably estimated and as such accrued in the purchase price allocation prior to the end of the purchase price allocation period.

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

Certain deferred tax liabilities have been recorded based upon preliminary conclusions regarding the tax positions expected to be taken. Included in the amounts recorded on a preliminary basis is a foreign deferred tax liability of approximately $32.8 million recorded in connection with undistributed pre-acquisition foreign earnings subject to an approved enterprise status in Israel.

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

Goodwill

Of the total purchase price, approximately $536.5 million is estimated to be allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets, in-process research and development and excess of fair value of vested options. Goodwill arose because of Lipman’s ability to help the Company reach certain of its strategic and business objectives. Goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that the management of the combined company determines that the value of goodwill has become impaired, the combined company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. The goodwill has been allocated $530.0 million to the International segment and $6.5 million to the North America segment. Most of the goodwill is expected to be deductible for income tax purposes.

The results of operations of Lipman are included in the Company’s consolidated financial statements from November 2006. The following table presents pro forma results of operations and gives effect to the acquisition of Lipman as if the acquisition had been consummated at the beginning of fiscal year 2006. The unaudited pro forma results of operations are not necessarily indicative of what would have occurred had the acquisition been made as of the beginning of the period or of the results that may occur in the future. Net income includes the write-off of acquired in-process research and development of zero and $6.7 million, additional interest expense of $5.1 million and $17.3 million, deferred revenue step down of $0.7 million and $3.1 million, fair value step up of inventory of zero and $13.9 million, stock-based compensation for the excess fair value on vested options of zero and

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.0 million, and amortization of intangible assets related to the acquisition of $12.1 million and $36.3 million for the three and nine months ended July 31, 2006, respectively. The unaudited pro forma information is as follows:

	Three Months Ended	Nine Months Ended
	July 31, 2006	July 31, 2006
	(Restated)
	(In millions, except per share amounts)

Total net revenues	$209.7	$610.5
Net income	$8.8	$14.2
Net income per share — basic	$0.11	$0.18
Net income per share — diluted	$0.11	$0.17

The pro forma amounts above were compiled using the three and nine month periods ended June 30, 2006 for Lipman and the three and nine month periods ended July 31, 2006 for VeriFone.

PayWare

On September 1, 2006, the Company acquired PayWare, the payment systems business of Trintech Group PLC, for approximately $10.7 million, comprised of $9.6 million in cash consideration and $1.1 million transaction costs. The cash consideration includes $2.0 million which has been placed in an escrow account pending resolution of certain items. The Company acquired PayWare to broaden the Company’s EMEA presence at the point of sale beyond its core solutions. The Company’s consolidated financial statements include the operating results of the business acquired from the date of acquisition.

The total estimated purchase price of $10.7 million was allocated as follows: $11.9 million to goodwill (not deductible for income tax purposes); $7.7 million to intangible assets, comprised of developed technology of $3.0 million, backlog of $1.4 million, and customer relationships of $3.3 million; and $8.9 million to net tangible liabilities assumed. The estimated useful economic lives of the identifiable intangible assets acquired are 3 to 5 years for the developed technology, one year for backlog, and 4 to 6 years for the customer relationship. The weighted average amortization period for developed technology and customer relationships was 3.7 years. As of July 31, 2007, the purchase price allocation is preliminary and subject to adjustment for any pre-acquisition contingencies. Pro forma financial information is not provided as PayWare’s results of operations are not material to the Company’s results of operations.

VeriFone Transportation Systems, Inc.

In February 2007, the Company made an additional investment in VeriFone Transportation Systems, Inc. (“VTS”) to increase its ownership percentage to 51%. The total purchase price of $5 million was allocated to the net assets of VTS. In May 2007, the Company made an additional investment of $5.0 million in VTS to increase its ownership percentage from 51.0% to 63.2%. In addition, the Company provided VTS with a working capital loan of $1.0 million. In July 2007, VTS issued capital stock to a third party reducing the Company’s equity interest in VTS from 63.2% to 60.1%. As of July 31, 2007, the purchase price allocation is preliminary and is subject to adjustments for the fair value of purchased intangibles. Pro forma financial information is not provided as VTS’ results of operations are not material to the company’s results of operations.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Balance Sheet and Statements of Operations Detail

Inventories

Inventories consisted of the following (in thousands):

	July 31,	October 31,
	2007	2006
	(Restated)

Raw materials	$23,916	$4,095
Work-in-process	4,160	808
Finished goods	76,708	81,728

	$104,784	$86,631

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	July 31,	October 31,
	2007	2006
	(Restated)

Prepaid taxes	$6,781	$5,241
Prepaid expenses	14,924	3,208
Other receivables	7,161	750
Other current assets	572	3,744

	$29,438	$12,943

Property, Plant, and Equipment, net

Property, plant, and equipment, net consisted of the following (in thousands):

	July 31,	October 31,
	2007	2006
	(Restated)

Computer hardware and software	$11,809	$7,049
Office equipment, furniture, and fixtures	4,444	3,972
Machinery and equipment	9,824	5,602
Leasehold improvements	6,920	3,897
Construction in progress	14,726	966
Land	1,633	—
Buildings	5,206	—

Total	54,562	21,486
Accumulated depreciation and amortization	(14,272)	(14,186)

Property, plant, and equipment, net	$40,290	$7,300

The increase in construction in progress during the nine months ended July 31, 2007 was $13.8 million. This increase was primarily attributable to the Company’s migration to a new enterprise resource planning information system, which will replace certain of its existing systems in fiscal 2008. At each of July 31, 2007 and October 31, 2006, equipment amounting to $1.3 million was capitalized under capital leases. Related accumulated amortization as of July 31, 2007 and October 31, 2006 amounted to $1.3 million and $1.2 million, respectively.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchased Intangible Assets, net

Purchased intangible assets subject to amortization consisted of the following (in thousands):

	July 31, 2007			October 31, 2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
		(Restated)

Developed technology	$170,607	$(55,109)	$115,498	$35,164	$(28,616)	$6,548
Core technology	14,442	(14,442)	—	14,442	(12,517)	1,925
Trade name	22,225	(22,225)	—	22,225	(19,942)	2,283
Internal use software	4,288	(647)	3,641	—	—	—
Customer relationships	88,230	(26,973)	61,257	19,314	(13,526)	5,788

	$299,792	$(119,396)	$180,396	$91,145	$(74,601)	$16,544

Amortization of purchased intangibles was allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
	(Restated)		(Restated)

Included in cost of net revenues	$9,278	$1,071	$28,474	$4,083
Included in operating expenses	5,416	1,159	16,456	3,477

	$14,694	$2,230	$44,930	$7,560

Estimated future amortization expense of intangible assets recorded as of July 31, 2007 was as follows (in thousands):

	Cost of	Operating
Fiscal Year	Revenues	Expenses	Total
		(Restated)

2007 (remaining three months)	$9,819	$3,653	$13,472
2008	31,917	25,125	57,042
2009	31,173	20,180	51,353
2010	24,311	11,808	36,119
Thereafter	18,278	4,132	22,410

	$115,498	$64,898	$180,396

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	July 31,	October 31,
	2007	2006
	(Restated)

Balance, beginning of year	$52,689	$47,260
Additions related to acquisitions	545,417	6,352
Resolution of tax contingencies and adjustments to tax reserves and valuation allowances established in purchase accounting	(3,262)	(923)
Currency translation adjustments	15,507	—

Balance, end of period	$610,351	$52,689

Warranty

Activity related to warranty consisted of the following (in thousands):

	July 31,	October 31,
	2007	2006

Balance, beginning of year	$5,432	$5,243
Warranty charged to cost of net revenues	2,412	3,311
Utilization of warranty	(5,530)	(3,815)
Changes in estimates	483	693
Warranty assumed in acquisitions	7,731	—

Balance, end of period	10,528	5,432
Less current portion	(10,102)	(4,902)

Long-term portion	$426	$530

Deferred Revenue, net

Deferred revenue, net consisted of the following (in thousands):

	July 31,	October 31,
	2007	2006
	(Restated)

Deferred revenue	$53,431	$34,309
Less long-term portion	(10,310)	(7,371)

	43,121	26,938
Deferred cost of revenue	(3,569)	(3,371)

Current portion, net	$39,552	$23,567

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	July 31,	October 31,
	2007	2006

Taxes payable (excluding income tax)	$31,999	$1,990
Other accounts payable	13,758	7,511
Accrued audit and legal fees	5,221	3,135
Interest payable	482	5
Other liabilities	19,758	1,020

	$71,218	$13,661

Other Income (Expense), net

Other income (expense), net consisted of the following (in thousands):

	Three Months		Nine Months
	Ended		Ended
	July 31,		July 31,
	2007	2006	2007	2006
	(Restated)		(Restated)

Refund of foreign customs fees	$—	$—	$—	$288
Foreign currency transaction gains, net	1,213	137	3,106	309
Foreign currency contract losses, net	(914)	(354)	(2,929)	(543)
Loss on debt extinguishment	(4,764)	—	(4,764)	—
Other, net	309	22	168	17

	$(4,156)	$(195)	$(4,419)	$71

Note 6.	Financing

The Company’s financing consisted of the following (in thousands):

	July 31,	October 31,
	2007	2006

Secured credit facility:
Revolver	$—	$—
Term B loan	237,500	192,780
1.375% Senior convertible notes	316,250	—
Capital leases and other	623	109

	554,373	192,889
Less current portion	(5,367)	(1,985)

Long-term portion	$549,006	$190,904

Secured Credit Facility

On October 31, 2006, the Company’s principal subsidiary, VeriFone, Inc. (the “Borrower”), entered into a credit agreement consisting of a Term B Loan facility of $500 million and a revolving loan permitting borrowings of up to $40 million (the “Credit Facility”). The proceeds from the Term B loan were used to repay all outstanding

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounts relating to an existing senior secured credit agreement, pay certain transaction costs and partially fund the cash consideration in connection with the acquisition of Lipman on November 1, 2006. The Term B Loan was drawn down in its entirety on October 31 and November 1, 2006. Through July 31, 2007, the Company repaid an aggregate of $262.5 million, leaving a Term B Loan balance of $237.5 million at July 31, 2007.

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

As of July 31, 2007, at the Company’s option, the revolving loan bears interest at a rate of 1.25% over the three-month LIBOR, which was 5.36%, or 0.25% over the lender’s base rate, which was 8.25%. As of October 31, 2006, at the Company’s option, the revolving loan bore interest at a rate of 1.50% over the three-month LIBOR, which was 5.37%, or 0.50% over the lender’s base rate, which was 8.25%. As of July 31, 2007, the entire $40 million revolving loan was available for borrowing to meet short-term working capital requirements. At the Company’s option, the Term B Loan bears interest at a rate of 1.75% over the three-month LIBOR or 0.75% over the base rate.

Interest payments are generally paid quarterly but can be based on one, two, three, or six-month periods. The lender’s base rate is the greater of the Federal Funds rate plus 50 basis points or the JPMorgan prime rate. The respective maturity dates on the components of the Credit Facility are October 31, 2012 for the revolving loan and October 31, 2013 for the Term B Loan. Payments on the Term B Loan are due in equal quarterly installments of $1.2 million over the seven-year term on the last business day of each calendar quarter with the balance due on maturity.

The terms of the Credit Facility require the Company to comply with financial covenants, including maintaining leverage and fixed charge coverage ratios at the end of each fiscal quarter, obtaining protection against fluctuation in interest rates, and limits on annual capital expenditure levels. As of July 31, 2007, the Company was required to maintain a total leverage ratio of not greater than 4.0 to 1.0 and a fixed charge coverage ratio of at least 2.0 to 1.0. Total leverage ratio is equal to total debt less cash as of the end of a reporting fiscal quarter divided by the consolidated EBITDA for the most recent four consecutive fiscal quarters. Some of the financial covenants become more restrictive over the term of the Credit Facility. Noncompliance with any of the financial covenants without cure or waiver would constitute an event of default under the Credit Facility. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of repayment of the principal and interest outstanding and a termination of the revolving loan. The Credit Facility also contains non-financial covenants that restrict some of the Company’s activities, including its ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in specified transactions with affiliates. The terms of the Credit Facility permit prepayments of principal and require prepayments of principal upon the occurrence of certain events including, among others, the receipt of proceeds from the sale of assets, the receipt of excess cash flow as defined, and the receipt of proceeds of certain debt issues. The Credit Facility also contains customary events of default, including defaults based on events of bankruptcy and insolvency; nonpayment of principal, interest, or fees when due, subject to specified grace periods; breach of specified covenants; change in control and material inaccuracy of representations and warranties. The Company was in compliance with its financial and non-financial covenants as of July 31, 2007.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.375% Senior Convertible Notes

On June 22, 2007, the Company sold $316.2 million aggregate principal amount of 1.375% Senior Convertible Notes due 2012 (the “Notes”) in an offering through Lehman Brothers Inc. and JP Morgan Securities Inc. (together “initial purchasers”) to qualified institutional buyers pursuant to Section 4(2) and Rule 144A under the Securities Act. The net proceeds from the offering, after deducting transaction costs, were approximately $307.9 million. The Company incurred approximately $8.3 million of debt issuance costs. The transaction costs, consisting of the initial purchasers’ discounts and offering expenses, were primarily recorded in debt issuance costs, net and are being amortized to interest expense using the effective interest method over five years. The Company will pay 1.375% interest per annum on the principal amount of the Notes, payable semi-annually in arrears in cash on June 15 and December 15 of each year, commencing on December 15, 2007, subject to increase in certain circumstances as described below.

The Notes were issued under an Indenture between the Company and U.S. Bank National Association, as trustee. Each $1,000 of principal of the Notes will initially be convertible into 22.719 shares of VeriFone common stock, which is equivalent to a conversion price of approximately $44.02 per share, subject to adjustment upon the occurrence of specified events. Holders of the Notes may convert their Notes prior to maturity during specified periods as follows: (1) on any date during any fiscal quarter beginning after October 31, 2007 (and only during such fiscal quarter) if the closing sale price of the Company’s common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (2) at any time on or after March 15, 2012; (3) if the Company distributes, to all holders of its common stock, rights or warrants (other than pursuant to a rights plan) entitling them to purchase, for a period of 45 calendar days or less, shares of the Company’s common stock at a price less than the average closing sale price for the ten trading days preceding the declaration date for such distribution; (4) if the Company distributes, to all holders of its common stock, cash or other assets, debt securities or rights to purchase the Company’s securities (other than pursuant to a rights plan), which distribution has a per share value exceeding 10% of the closing sale price of the Company’s common stock on the trading day preceding the declaration date for such distribution; (5) during a specified period if certain types of fundamental changes occur; or (6) during the five business-day period following any five consecutive trading-day period in which the trading price for the Notes was less than 98% of the average of the closing sale price of the Company’s common stock for each day during such five trading-day period multiplied by the then current conversion rate. Upon conversion, the Company would pay the holder the cash value of the applicable number of shares of VeriFone common stock, up to the principal amount of the note. Amounts in excess of the principal amount, if any, will be paid in stock. Unless and until the Company obtains stockholder approval to amend its certificate of incorporation to increase its authorized capital, the maximum number of shares available for issuance upon conversion of each $1,000 principal amount of Notes will be the pro rata portion of an aggregate of 3,250,000 shares allocable to such Note, which equates to 10.2766 shares per $1,000 principal amount of Notes. Because the Company did not increase its authorized capital to permit conversion of all of the Notes at the initial conversion rate by June 21, 2008, beginning on June 21, 2008 the Notes began to bear additional interest at a rate of 2.0% per annum (in addition to the additional interest described below) on the principal amount of the Notes, which will increase by 0.25% per annum on each anniversary thereafter if the authorized capital has not been increased. If stockholder approval to increase the Company’s authorized capital is received, such additional interest will cease to accrue.

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

In connection with the sale of the Notes, the Company entered into a registration rights agreement, dated as of June 22, 2007, with the initial purchasers of the Notes (the “Registration Rights Agreement”). Under the Registration Rights Agreement, the Company has agreed (1) to use reasonable best efforts to cause a shelf registration statement covering resales of the Notes and the shares of common stock issuable upon conversion of the Notes to be declared effective by December 19, 2007 or to cause an existing shelf registration statement to be made available within 180 days after the original issuance of the Notes and (2) to use its reasonable best efforts to keep effective the shelf registration statement until the earliest of (i) the date when the holders of transfer-restricted Notes and shares of common stock issued upon conversion of the Notes are able to sell all such securities immediately without restriction under Rule 144(k) under the Securities Act of 1933, as amended (the “Securities Act”), (ii) the date when all transfer-restricted Notes and shares of common stock issued upon conversion of the Notes are registered under the registration statement and sold pursuant thereto and (iii) the date when all transfer-restricted Notes and shares of common stock issued upon conversion of the Notes have ceased to be outstanding. If the Company fails to meet these terms, it will be required to pay additional interest on the Notes at a rate of 0.25% per annum for the first 90 days and at a rate of 0.50% per annum thereafter.

Due to the delay in the filing of the 2007 Annual Report on Form 10-K, the Company has not yet been able to register the Notes and the shares underlying the Notes. Accordingly, the interest rate on the Notes increased by 0.25% per annum on December 20, 2007 and by an additional 0.25% per annum on March 19, 2008 relating to the Company’s obligations under the Registration Rights Agreement. Once a registration statement covering the Notes and shares underlying the Notes is declared effective, such additional interest will cease to accrue.

In addition, the interest rate on the Notes increased an additional 0.25% per annum on May 1, 2008 (in addition to the additional interest described above) because the Company failed to file and deliver the 2007 Annual Report. Such additional 0.25% interest will cease to accrue upon the filing of the 2007 Annual Report.

In connection with the offering of the Notes, the Company entered into note hedge transactions with affiliates of the initial purchasers (the “counterparties”) whereby the Company has the option to purchase up to 7,184,884 shares of its common stock at a price of approximately $44.02 per share. The cost to the Company of the note hedge transactions was approximately $80.2 million. The note hedge transactions are intended to mitigate the potential dilution upon conversion of the Notes in the event that the volume weighted average price of the Company’s common stock on each trading day of the relevant conversion period or other relevant valuation period is greater than the applicable strike price of the convertible note hedge transactions, which initially corresponds to the conversion price of the Notes and is subject, with certain exceptions, to the adjustments applicable to the conversion price of the Notes.

In addition, the Company sold warrants to the counterparties whereby they have the option to purchase up to approximately 7.2 million shares of VeriFone common stock at a price of $62.356 per share, which price may reset, if higher, to a 70% premium over the market price of the Company’s common stock determined approximately six months after the original issue date of the warrants. The Company received approximately $31.2 million in cash proceeds from the sale of these warrants. If the volume weighted average price of the Company’s common stock on each trading day of the measurement period at maturity of the warrants exceeds the applicable strike price of the warrants, there would be dilution to the extent that such volume weighted average price of the Company’s common stock exceeds the applicable strike price of the warrants. Unless and until the Company obtains stockholder approval to amend its certificate of incorporation to increase its authorized capital, the maximum number of shares issuable upon exercise of the warrants will be 1,000,000 shares of the Company’s common stock. If the Company does not obtain stockholder approval to amend its certificate of incorporation to increase its authorized capital by the date of the second annual meeting of the Company’s stockholders after the date of the pricing of the Notes, the number of shares of the Company’s common stock underlying the warrants will increase by 10%, and the warrants will be subject to early termination by the counterparties.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The cost incurred in connection with the note hedge transactions, net of the related tax benefit and the proceeds from the sale of the warrants, totaled $17.8 million and is included as a net reduction in additional paid-in capital in the accompanying condensed consolidated balance sheets as of July 31, 2007, in accordance with the guidance in Emerging Issues Task Force Issue No. 00-19 (“EITF 00-19”), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

In accordance with SFAS No. 128, Earnings per Share, the Notes will have no impact on diluted earnings per share, or EPS, until the price of the Company’s common stock exceeds the conversion price of $44.02 per share because the principal amount of the Notes will be settled in cash upon conversion. Prior to conversion the Company will include the effect of the additional shares that may be issued if its common stock price exceeds $44.02 per share using the treasury stock method. If the price of the Company’s common stock exceeds $62.356 per share, it will also include the effect of the additional potential shares that may be issued related to the warrants using the treasury stock method. Prior to conversion, the note hedge transactions are not considered for purposes of the EPS calculation as their effect would be anti-dilutive.

Note 7.	Restructuring Charges

Fiscal Year 2002 Restructuring Plan

In connection with the acquisition of VeriFone, Inc. by the Company on July 1, 2002, the Company assumed the liability for a restructuring plan (fiscal 2002 restructuring plan). The remaining accrued restructuring balance represents primarily future facilities lease obligations, net of estimated future sublease income, which are expected to be paid through the end of 2009. The payment of the restructuring costs for the International segment was zero and $8,000 for the nine months ended July 31, 2007 and 2006, respectively. The Company paid restructuring costs of $182,000 and $533,000 for the nine months ended July 31, 2007 and 2006, respectively, in the North America segment. As of July 31, 2007, the Company had a liability of $48,000 and $15,000 for the North America segment and International segment, respectively.

Activities related to the fiscal 2002 restructuring plan are as follows (in thousands):

				Short-Term	Long-Term
	Facilities	Other	Total	Portion	Portion
	(Restated)

Balance at October 31, 2006	$486	$60	$546	$503	$43
Additions	10	—	10	10	—
Reductions	(266)	(49)	(315)	(300)	(15)
Cash payments	(182)	—	(182)	(182)	—
Foreign exchange impact	—	4	4	4	—

Balance at July 31, 2007	$48	$15	$63	$35	$28

				Short-Term	Long-Term
	Facilities	Other	Total	Portion	Portion

Balance at October 31, 2005	$1,200	$60	$1,260	$765	$495
Additions (reductions)	—	8	8	455	(447)
Cash payments	(533)	(8)	(541)	(541)	—

Balance at July 31, 2006	$667	$60	$727	$679	$48

GO Software Restructuring Plan

In connection with the acquisition of the assets of the GO Software business from Return on Investment Corporation on March 1, 2005, the Company accrued in the purchase price allocation $313,000 of restructuring

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs related to the integration of GO Software’s Savannah helpdesk facility with the Company’s helpdesk facility in Clearwater, Florida. Payments against this liability of $269,000 were made as of October 31, 2006. The restructuring activities have been completed and the Company reversed the remaining accrual balance of $44,000 in the quarter ended July 31, 2007.

Fiscal Year 2006 Restructuring Plan

In the first quarter of fiscal 2006, the Company implemented a restructuring plan that established Singapore supply chain operations to leverage a favorable tax environment and manufacturing operations in the Asia Pacific region (fiscal 2006 restructuring plan). During the year ended October 31, 2006, the Company accrued and paid $591,000 and $583,000, respectively, in restructuring costs leaving a liability of $8,000 in the North America segment. During the six months ended April 30, 2007, the Company reversed the remaining reserve of $8,000. No activity was recorded in the three months ended July 31, 2007 as the restructuring activities have been completed.

Activities related to the fiscal 2006 restructuring plan are as follows (in thousands):

		Short-Term	Long-Term
	Severance	Portion	Portion
		(Restated)

Balance at October 31, 2006	$8	$8	$—
Reductions	(8)	(8)	—
Cash payments	—	—	—

Balance at July 31, 2007	$—	$—	$—

		Short-Term	Long-Term
	Severance	Portion	Portion

Balance at October 31, 2005	$—	$—	$—
Additions	599	599	—
Cash payments	(575)	(575)	—

Balance at July 31, 2006	$24	$24	$—

PayWare Restructuring Plan

In the fourth quarter of fiscal 2006, the Company completed the acquisition of PayWare, the payment system business of Trintech Group PLC. The Company developed a restructuring plan and accrued restructuring costs related to a workforce reduction and future facilities lease obligations which were included in the purchase price allocation of PayWare. During the fourth quarter of fiscal 2006, the company accrued and paid $2.9 million and $0.5 million, respectively, for the International segment. As of October 31, 2006, the Company had a remaining liability of $2.4 million. During the nine months ended July 31, 2007, the Company accrued and paid $1.1 million and $2.5 million, respectively, for the International segment. As of July 31, 2007, the Company had a liability of $1.0 million for the International segment.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activities related to the PayWare acquisition restructuring plan are as follows (in thousands):

					Short-Term	Long-Term
	Severance	Facilities	Other	Total	Portion	Portion
	(Restated)

Balance at October 31, 2006	$1,234	$1,098	$76	$2,408	$2,408	$—
Additions	663	357	105	1,125	1,125	—
Cash payments	(1,846)	(497)	(181)	(2,524)	(2,524)	—

Balance at July 31, 2007	$51	$958	$—	$1,009	$1,009	$—

Fiscal Year 2007 Restructuring Plan

In the nine months ended July 31, 2007, the Company implemented a restructuring plan that included reductions in workforce of employees in the United States, China, Hong Kong, Mexico, and the Philippines. The Company incurred and paid restructuring costs of $727,000 and $615,000, respectively, for the North America segment for the nine months ended July 31, 2007. For the nine months ended July 31, 2007, the Company incurred and paid restructuring costs of $95,000 and $94,000, respectively, for the International segment. As of July 31, 2007, the Company had a liability of $112,000 and $1,000 for the North American segment and International segment, respectively.

Activities related to the fiscal 2007 restructuring plan are as follows (in thousands):

					Short-Term	Long-Term
	Severance	Facilities	Other	Total	Portion	Portion
	(Restated)

Balance at October 31, 2006	$—	$—	$—	$—	$—	$—
Additions	808	10	4	822	822	—
Cash payments	(696)	(10)	(3)	(709)	(709)	—
Foreign exchange impact	—	—	—	—

Balance at July 31, 2007	$112	$—	$1	$113	$113	$—

Lipman Restructuring Plan

In the first quarter of fiscal 2007, the Company completed the acquisition of Lipman and began formulating a restructuring plan which is expected to be completed by the end of the fiscal year. For those portions of the plan completed during the nine months ended July 31, 2007, the Company accrued into the purchase price allocation restructuring costs related to reduction in workforce and future facilities lease obligation. For the nine months ended July 31, 2007, the Company incurred and paid restructuring costs of $4.4 million, for the International segment. For the nine months ended July 31, 2007, the Company incurred and paid restructuring costs of $0.5 million for the North America segment. As of July 31, 2007, the Company had a liability of $1.5 million for the International segment.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activities related to the Lipman acquisition restructuring plan are as follows (in thousands):

					Short-Term	Long-Term
	Severance	Facilities	Other	Total	Portion	Portion
	(Restated)

Balance at October 31, 2006	$—	$—	$—	$—	$—	$—
Additions	3,394	3,030	—	6,424	3,929	2,495
Cash payments	(1,979)	(2,952)	—	(4,931)	(2,436)	(2,495)
Foreign exchange impact	14	(3)	—	11	11	—

Balance at July 31, 2007	$1,429	$75	$—	$1,504	$1,504	$—

All Restructuring Plans

As of July 31, 2007 and October 31, 2006, $2.7 million and $3.0 million, respectively, of the restructuring liability was included in other current liabilities and $28,000 and $43,000, respectively, was included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

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

Manufacturing Agreements

The Company works on a purchase order basis with third-party contract manufacturers and component suppliers with facilities in China, Singapore, and Brazil to manufacture a majority of the Company’s inventories. The Company issues a forecast to the third-party contract manufacturers and subsequently agrees to a build schedule to drive component material purchases and capacity planning. In conjunction with this, the Company issues a combination of purchase order and written direction to drive manufacturing activity for finished goods product. The Company provides each manufacturer with a purchase order on a monthly basis to cover the following month’s manufacturing requirements, which constitutes a binding commitment by the Company to purchase

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

materials produced by the manufacturer as specified in the purchase order. The total amount of purchase commitments as of July 31, 2007 and October 31, 2006 was approximately $43.0 million and $17.9 million, respectively, and are generally paid within one year. Of this amount, $2.5 million and $1.4 million has been recorded as accrued expenses in the accompanying condensed consolidated balance sheets as of July 31, 2007 and October 31, 2006, respectively, because the commitment is expected not to have future value to the Company.

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

One of the Company’s Brazilian subsidiaries has been notified of a tax assessment regarding Brazilian state value added tax (“VAT”), for the periods from January 2000 to December 2001 that relates to products supplied to the Company by a contract manufacturer. The assessment relates to an asserted deficiency of 8.1 million Brazilian reais (approximately $4.3 million) including interest and penalties. The tax assessment was based on a clerical error in which the Company’s Brazilian subsidiary omitted the required tax exemption number on its invoices. Management does not expect that the Company will ultimately incur a material liability in respect of this assessment, because they believe, based in part on advice of the Company’s Brazilian tax counsel, that the Company is likely to prevail in the proceedings relating to this assessment. On May 25, 2005, the Company had an administrative hearing with respect to this audit. Management expects to receive the decision of the administrative body sometime in 2008. In the event the Company receives an adverse ruling from the administrative body, the Company will decide whether or not to appeal and would reexamine the determination as to whether an accrual is necessary. It is currently uncertain what impact this state tax examination may have with respect to the Company’s use of a corresponding exemption to reduce the Brazilian federal VAT.

Two of the Company’s Brazilian subsidiaries that were acquired as a part of the Lipman acquisition have been notified of assessments regarding Brazilian customs penalties that relate to alleged infractions in the importation of goods. The assessments were issued by the Federal Revenue Department in the City of Vitória and the City of São Paulo and relate to asserted deficiencies totaling 24.9 million Brazilian reais (approximately $13.3 million) excluding interest. The tax authorities allege that the structure used for the importation of goods was simulated with the objective of evading taxes levied on the importation by under invoicing the imported goods; the tax authorities allege that the simulation was created through a fraudulent interposition of parties, where the real sellers and buyers of the imported goods were hidden.

In the Vitória tax assessment, the fines were reduced from 4.7 million Brazilian reais (approximately $2.5 million) to 1.5 million Brazilian reais (approximately $0.8 million) on a first level administrative decision on January 26, 2007. The proceeding has been remitted to the Taxpayers Council to adjudicate the appeal of the first level administrative decision filed by the tax authorities. The Company also appealed the first level administrative decision on February 26, 2007. In this appeal, the Company argued that the tax authorities did not have enough evidence to determine that the import transactions were indeed fraudulent and that, even if there were some irregularities in such importations, they could not be deemed to be the Company’s responsibility since all the

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transactions were performed by the third-party importer of the goods. Management expects to receive the decision of the Taxpayers Council sometime in 2008. In the event the Company receives an adverse ruling from the administrative body, the Company will decide whether or not to appeal to the judicial level. Based on the Company’s current understanding of the underlying facts, the Company believes that it is probable that its Brazilian subsidiary will be required to pay some amount of fines. At July 31, 2007, the Company has accrued 4.7 million Brazilian reais (approximately $2.5 million), excluding interest, which it believes is the probable payment.

On July 12, 2007, the Company was notified of a first administrative level decision rendered in the São Paulo tax assessment, which maintained the total fine of 20.2 million Brazilian reais (approximately $10.8 million) imposed. On August 10, 2007, the Company appealed the first administrative level decision to the Taxpayers Council. Based on the Company’s current understanding of the underlying facts, the Company believes that it is probable that its Brazilian subsidiary will be required to pay some amount of fines. Accordingly, at July 31, 2007, the Company has accrued 20.2 million Brazilian reais (approximately $10.8 million), excluding interest.

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

Note 9.	Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
	(Restated)		(Restated)

Net income (loss)	$(42,386)	$16,755	$(52,883)	$45,585
Foreign currency translation adjustments, net of tax	3,345	(110)	13,608	208
Unrecognized gain (loss) on interest rate hedges, net of tax	4	(35)	(18)	17
Unrealized gain (loss) on marketable securities, net of tax	—	1	(1)	2

Comprehensive income (loss)	$(39,037)	$16,611	$(39,294)	$45,812

The components of accumulated other comprehensive income consisted of the following (in thousands):

	July 31,	October 31,
	2007	2006
	(Restated)

Foreign currency translation adjustments, net of tax of $3,395 and $1,068	$14,611	$1,003
Unrecognized loss on interest rate hedges, net of tax of $42 and $29	(64)	(46)
Unrealized gain on marketable securities, net of tax of zero and $1	—	1

Accumulated other comprehensive income	$14,547	$958

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Stockholders’ Equity

Common and Preferred Stock

The Company has authorized 100,000,000 shares of Common Stock, par value $0.01 per share, and 10,000,000 shares of Preferred Stock, par value $0.01 per share. The board of directors has the authority to issue the undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges, and restrictions thereof. The holder of each share of Common Stock has the right to one vote. As of July 31, 2007 and October 31, 2006, there were no shares of Preferred Stock outstanding and there were 83,315,613 and 68,148,245 shares of Common Stock outstanding, respectively.

On November 1, 2006, the Company completed its acquisition of Lipman. As part of the acquisition consideration, the Company issued 13,462,474 shares of its common stock. See Note 4 of Notes to Condensed Consolidated Financial Statements for additional information.

Restricted Common Stock

The Company had a right to repurchase shares of Common Stock sold to the Company’s Chief Executive Officer (the “CEO”) at the original sale price, $0.0333 per share, in the event the CEO ceased to be employed by the Company or any of its subsidiaries. This right lapsed at a rate of 20% of the original 3,910,428 shares per year. Upon the sale of the Company, any remaining unvested shares would become vested. At July 31, 2007, no shares of Common Stock issued to the CEO remained subject to this repurchase right which lapsed in July 2007.

The Company has a right to repurchase shares of Common Stock sold to certain executives of the Company pursuant to the Company’s 2002 Securities Purchase Plan at the lesser of the original sale price, $0.0333 per share, or the fair value on the date of separation in the event that the executive ceases to be employed by the Company or any of its subsidiaries. This right lapses at a rate of 20% of the original 1,929,145 shares per year. Upon the sale of the Company, all remaining unvested shares will become vested. At July 31, 2007, 20,856 shares of Common Stock remained subject to this repurchase right which will lapse in October 2007.

Stock Option Plans

As of July 31, 2007, the Company had a total of 9,336,148 stock options outstanding with a weighted average exercise price of $26.23 per share. The number of shares that remained available for future grants was 1,746,701 as of July 31, 2007. The following table provides a summary of options outstanding and exercisable under the various option plans for the period ended July 31, 2007:

Shares
Under
Option
(Restated)

Balance at November 1, 2006	5,406,108
Assumed in Lipman acquisition	3,375,527
Granted	3,169,205
Exercised	(1,686,220)
Cancelled	(928,472)

Balance at July 31, 2007	9,336,148

Vested or expected to vest at July 31, 2007	8,575,419

Exercisable at July 31, 2007	1,842,257

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

The following table summarizes option activity under the New Founders’ Plan during the nine months ended July 31, 2007:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Shares	Average	Contractual	Intrinsic
	Under	Exercise	Term	Value
	Option	Price	(Years)	(Thousands)

Balance at November 1, 2006	898,062	$4.22
Exercised	(322,082)	4.04
Cancelled	(11,740)	7.33

Balance at July 31, 2007	564,240	$4.26	6.77	$18,138

Vested or expected to vest at July 31, 2007	531,594	$4.21	6.75	$17,117

Exercisable at July 31, 2007	259,090	$3.62	6.46	$8,496

The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options. The option balance at July 31, 2007 excludes 20,856 options which were exercised but not vested. The total intrinsic value of options exercised during the nine months ended July 31, 2007 was $10.4 million.

As of July 31, 2007, pursuant to SFAS No. 123(R), there was $727,867 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the New Founders’ Plan. The cost is expected to be recognized over a remaining weighted average period of 2.0 years. The total fair value of shares vested during the nine months ended July 31, 2007 was $332,000.

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

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes option activity under the Directors’ Plan during the nine months ended July 31, 2007:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Shares	Average	Contractual	Intrinsic
	Under	Exercise	Term	Value
	Option	Price	(Years)	(Thousands)

Balance at November 1, 2006	90,000	$10.00
Exercised	(18,750)	10.00
Cancelled	—	—

Balance at July 31, 2007	71,250	$10.00	4.48	$1,882

Vested or expected to vest at July 31, 2007	71,250	$10.00	4.48	$1,882

Exercisable at July 31, 2007	35,625	$10.00	4.49	$941

The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options. The total intrinsic value of options exercised during the nine months ended July 31, 2007 was $456,000.

As of July 31, 2007, pursuant to SFAS No. 123(R), there was $200,877 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Directors’ Plan. The cost is expected to be recognized over a remaining weighted average period of 1.5 years. The total fair value of shares vested during the nine months ended July 31, 2007 was $104,000.

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

The following table summarizes option activity under the EIP Plan during the nine months ended July 31, 2007:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Shares	Average	Contractual	Intrinsic
	Under	Exercise	Term	Value
	Option	Price	(Years)	(Thousands)
	(Restated)

Balance at November 1, 2006	1,878,801	$12.13
Exercised	(405,114)	11.24
Cancelled	(62,414)	11.39

Balance at July 31, 2007	1,411,273	$12.42	4.51	$33,857

Vested or expected to vest at July 31, 2007	1,276,180	$12.41	4.51	$30,623

Exercisable at July 31, 2007	411,072	$12.78	4.48	$9,713

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options. The total intrinsic value of options exercised during the nine months ended July 31, 2007 was $10.2 million.

As of July 31, 2007, pursuant to SFAS No. 123(R), there was $5.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the EIP Plan. The cost is expected to be recognized over a remaining weighted average period of 1.8 years. The total fair value of shares vested during the nine months ended July 31, 2007 was $2.6 million.

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

The following table summarizes option activity under the 2006 Plan during the nine months ended July 31, 2007:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(Years)	(Thousands)
	(Restated)

Balance at November 1, 2006	2,539,245	$29.10
Granted	3,169,205	35.31
Exercised	(66,435)	29.28
Cancelled	(392,401)	31.56

Balance at July 31, 2007	5,249,614	$32.74	6.21	$19,260

Vested or expected to vest at July 31, 2007	4,855,397	$32.70	6.21	$18,011

Exercisable at July 31, 2007	471,045	$29.23	5.65	$3,381

The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options. The total intrinsic value of options exercised during the nine months ended July 31, 2007 was $500,000. The weighted average grant date fair value of options granted during the nine months ended July 31, 2007 was $9.49 per share.

As of July 31, 2007, pursuant to SFAS No. 123(R), there was $40.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to options granted under the 2006 Plan. The cost is expected to be recognized over the remaining weighted average period of 3.5 years. The total fair value of shares vested during the nine months ended July 31, 2007 was $5.2 million.

In March 2006, September 2006, January 2007, and July 2007, the Company issued 90,000, 80,000, 14,000, and 33,000 RSUs, respectively, to its executive officers and key employees with a zero value exercise price. Twenty-five percent of these awards shall vest one year from the date of grant and 1/16th vest quarterly thereafter. The fair value of the RSUs granted is the stock price on March 22, 2006, September 12, 2006, January 3, 2007 and

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

July 2, 2007 of $28.86, $27.50, $35.45 and $35.47, respectively. As of July 31, 2007, 186,875 RSUs are vested or are expected to vest, with an aggregate intrinsic value of $6.8 million. As of July 31, 2007, pursuant to SFAS No. 123(R), there was $4.4 million of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be recognized over the remaining weighted average period of 3.1 years.

In January 2007, the Company made an award of up to 900,000 RSUs to the Company’s CEO. These RSUs may vest in three tranches over a four-year period based upon annual growth in the Company’s net income, as adjusted, per share and its share price. Two-thirds of the RSUs are “performance units” that will vest based on achievement of net income, as adjusted, targets, and one-third of the RSUs are “market units” that will vest based on achievement of net income, as adjusted, targets and specified targets for the share price of the Company’s stock. The performance units are earned in three annual tranches of up to 200,000 each in the event that the Company meets or exceeds specified annual increases in net income, as adjusted, per share for fiscal 2007, 2008, and 2009, based on a target of 20% annual increases. In addition, in each of fiscal 2007, 2008, and 2009, the CEO may earn a further 100,000 market units if the Company achieves both the targeted improvement in net income, as adjusted, per share and there is a corresponding improvement in the Company’s share price, with a final target of $62.20 for fiscal 2009. Each year’s RSUs will not vest until the end of the fiscal year following the year for which the specified target is met.

As of July 31, 2007, the Company had not recognized any compensation expense related to these RSUs as achievement of the fiscal year 2007 financial targets was not considered probable. The financial targets for the fiscal 2008 and 2009 tranches have not yet been determined; therefore, no measurement date has occurred for those tranches. The Company will value the fiscal 2008 and 2009 tranches when all factors for measurement have been determined and a measurement date has occurred. Because these shares are contingently issuable, they are excluded from the earnings per share calculation.

Lipman Plans

As part of the acquisition of Lipman on November 1, 2006, VeriFone assumed all of Lipman’s outstanding options. The Company will no longer grant options under the Lipman Plans. The following table summarizes option activity under the Lipman Electronic Engineering, Ltd. Plans (Lipman Plans) during the nine months ended July 31, 2007:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(Years)	(Thousands)
	(Restated)

Options assumed on acquisition of Lipman on
November 1, 2006	3,375,527	$24.47
Exercised	(873,839)	19.65
Cancelled	(461,917)	27.69

Balance at July 31, 2007	2,039,771	$25.68	4.56	$22,037

Vested or expected to vest at July 31, 2007	1,840,997	$25.44	4.56	$20,194

Exercisable at July 31, 2007	665,425	$22.60	4.88	$9,189

The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options. The total intrinsic value of options exercised during the nine months ended July 31, 2007 was $14.7 million.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of July 31, 2007, pursuant to SFAS No. 123(R), there was $11.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Lipman Plans. The cost is expected to be recognized over remaining weighted average period of 2.3 years. The total fair value of shares vested during the nine months ended July 31, 2007 was $8.5 million.

All Plans

The total cash received from employees as a result of employee stock option exercises under all plans for the nine months ended July 31, 2007 was approximately $25.1 million. In connection with these exercises, the tax benefits realized by the Company and credited to equity for the nine months ended July 31, 2007 were $6.9 million.

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

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
	(Restated)		(Restated)

Expected term of the options	2 years	3 years	2 years	3.1 years
Risk-free interest rate	4.8%	5.2%	4.8%	5.0%
Expected stock price volatility	40%	41%	40%	42%
Expected dividend rate	0.0%	0.0%	0.0%	0.0%

The following table presents the stock-based compensation expense recognized in accordance with SFAS No. 123(R) during the nine months ended July 31, 2007 and 2006 (in thousands):

			Nine Months Ended
	Three Months Ended July 31,		July 31,
	2007	2006	2007	2006
	(Restated)		(Restated)

Cost of net revenues	$570	$204	$2,417	$519
Research and development	1,443	326	4,342	716
Sales and marketing	1,974	569	5,486	1,309
General and administrative	1,872	587	9,709	1,254

	$5,859	$1,686	$21,954	$3,798

In the nine months ended July 31, 2007, stock-based compensation expense includes $1,039,000 related to the excess over fair value of the vested Lipman options assumed.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the stock-based compensation expense recognized by plan in accordance with SFAS No. 123(R) during the following periods (in thousands):

	Three Months Ended	Nine Months Ended
	July 31,	July 31,
	2007	2007
	(Restated)

New Founders’ Stock Option Plan	$103	$323
Executive Plan	12	45
Outside Directors’ Stock Option Plan	35	104
2005 Equity Incentive Option Plan	761	2,233
2006 Equity Incentive Plan	2,822	7,062
Lipman Plans	2,126	12,187

	$5,859	$21,954

Note 11.	Segment and Geographic Information

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

Net revenues and operating income of each business segment reflect net revenues generated within the segment, standard cost of System Solutions net revenues, actual cost of Services net revenues and expenses that directly benefit only that segment. Corporate net revenues and operating income (loss) reflect non-cash acquisition charges, including amortization of purchased core and developed technology assets, step-up of inventory and step-down in deferred revenue and other Corporate charges, including inventory obsolescence and scrap at corporate distribution centers, rework, specific warrant provisions, non-standard freight, over-and-under absorption of materials management, and supply chain engineering overhead. Corporate operating income also reflects the difference between the actual and standard cost of System Solutions net revenues and shared operating costs that benefit both segments, predominately research and development expenses and centralized supply chain management.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth net revenues and operating income for the Company’s segments (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
	(Restated)		(Restated)

Net revenues:
International	$128,391	$62,289	$379,136	$181,791
North America	103,961	85,404	288,899	243,045
Corporate	(651)	(76)	(3,088)	(399)

Total net revenues	$231,701	$147,617	$664,947	$424,437

Operating income:
International	$28,789	$16,819	$90,615	$45,052
North America	43,148	32,763	113,974	94,268
Corporate	(50,172)	(21,123)	(175,957)	(62,102)

Total operating income	$21,765	$28,459	$28,632	$77,218

The Company’s long-lived assets which consist primarily of property, plant, and equipment, net by segment were as follows (in thousands):

	July 31,	October 31,
	2007	2006
	(Restated)

International	$22,138	$3,277
North America	20,817	6,270

	$42,955	$9,547

The Company’s goodwill by segment was as follows (in thousands):

	July 31,	October 31,
	2007	2006
	(Restated)

International	$555,576	$19,102
North America	54,775	33,587

	$610,351	$52,689

The Company’s total assets by segment were as follows (in thousands):

	July 31,	October 31,
	2007	2006
	(Restated)

International	$1,116,916	$125,681
North America	357,864	327,264

	$1,474,780	$452,945

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s depreciation and amortization expense by segment were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
	(Restated)		(Restated)

International	$1,258	$207	$3,639	$560
North America	792	674	2,175	1,972

	$2,050	$881	$5,814	$2,532

Geographic Information

The net revenues by geographic area were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
	(Restated)		(Restated)

Europe	$69,912	$31,554	$209,875	$80,754
Latin America	42,673	23,981	124,841	74,426
Asia	15,806	6,754	44,420	26,611
United States	92,513	79,976	257,569	231,400
Canada	10,797	5,352	28,242	11,246

	$231,701	$147,617	$664,947	$424,437

Revenues are allocated to the geographic areas based on the shipping destination of customer orders. Corporate revenues are included in the United States geographic area revenues.

The Company’s long-lived assets exclusive of intercompany accounts were as follows (in thousands):

	July 31,	October 31,
	2007	2006
	(Restated)

North America	$20,817	$6,409
Europe	20,194	2,191
Asia	1,039	270
Latin America	905	677

	$42,955	$9,547

Note 12.	Related-Party Transactions

In June 2004, the Company paid a placement fee of $2,920,000 to GTCR Golder Rauner, L.L.C., the manager of equity funds that are stockholders of the Company, for services related to the Credit Facility acquired from Banc of America Securities and Credit Suisse First Boston. The debt issuance costs were amortized over the term of the related debt. The Company recorded amortization of debt issuance costs related to these costs of $69,000 and $201,000 for the three and nine months ended July 31, 2006, respectively, which is included in interest expense in the accompanying condensed consolidated statements of operations. On October 31, 2006, the Company entered into a new secured credit facility with a syndicate of financial institutions, led by JPMorgan Chase Bank, N.A. and Lehman Commercial Paper Inc. The proceeds were used to repay the outstanding amounts due from the existing secured credit facility and to pay the transaction costs and fund the cash consideration in connection with the merger with Lipman on November 1, 2006. The Company wrote off the remaining balance of unamortized debt issuance

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cost of the credit facility acquired from Banc of America Securities and Credit Suisse First Boston in the amount of $6.4 million in October 2006 of which $1.6 million relates to the placement fee with GTCR Golden Rauner, L.L.C.

For the three and nine months ended July 31, 2007, the Company recorded sales of $3.6 million and $6.9 million, respectively, from affiliates of related parties which are included in System Solutions net revenues in the accompanying condensed consolidated statements of operations. For the comparable periods in fiscal 2006, the Company recorded sales of $0.7 million and $1.1 million, respectively.

Note 13.	Income Taxes

The Company expects to provide for taxes in the fiscal year ended October 31, 2007 notwithstanding an expected loss on its consolidated statement of operations for the full fiscal year. This is because, in significant part, it has net profits in its international operations and a loss in the United States. The tax benefit of the U.S. financial reporting loss is also offset by an expected increase in the valuation allowance on U.S. deferred tax assets. The effect of these circumstances is to create a tax rate in both the three and nine months ended July 31, 2007 that is unusually high. The application of the intraperiod tax accounting rules of FIN 18 coupled with the accounting for discrete items related to the write-off of debt costs and losses at certain entities results in a computed charge for tax provision of $52.8 million and $53.2 million in the three and nine months ended July 31, 2007, respectively. For the three and nine months ended July 31, 2006, the tax provision was $9.0 million and $24.3 million, respectively. The Company expects to report a substantially lower tax provision for fiscal year 2007 estimated at approximately $24.7 million.

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

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Brazilian Tax Assessment

A hearing in the São Paulo tax assessment matter discussed in Note 8 was held on August 12, 2008 before the Taxpayers Council, but the Taxpayers Council did not render a decision pending its further review of the records. Management expects to receive the decision of the Taxpayers Council sometime in 2008. In the event the Company receives an adverse ruling from the Taxpayers Council, the Company will decide whether or not to appeal to the judicial level.

Two of the Company’s Brazilian subsidiaries that were acquired as a part of the Lipman acquisition have been notified of an additional assessment regarding Brazilian customs penalties that relates to alleged infractions in the importation of goods. The assessment was issued by the Federal Revenue Department in the City of Itajai. On May 22, 2008, the Company was notified of a first administrative level decision rendered in the Itajai assessment, which maintained the total fine of 2.0 million Brazilian reais (approximately $1.1 million) imposed, excluding interest. On May 27, 2008, the Company appealed the first level administrative level decision to the Taxpayers Council.

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

A complete analysis of the adjustments reflected in the restatement as of and for the three and nine months ended July 31, 2007 is included in Note 2, “Restatement of Condensed Consolidated Financial Statements,” to the Notes to Condensed Consolidated Financial Statements.

The provision for income taxes for the three and nine months ended July 31, 2007, as restated, are each significantly higher than as originally reported due to two principal factors. First, under FIN 18, our quarterly tax provision is determined by applying the estimated annual effective tax rate to our pretax income for the quarter as adjusted for discrete items. For the three months ended July 31, 2007, the estimated annual rate for FIN 18 purposes was 340% and our pretax income, as adjusted for discrete items, was $16 million. This results in approximately

$55 million of taxes before discrete tax adjustments. We offset this with approximately $2.2 million of discrete tax benefit in determining the provision for income taxes for the quarter. Second, we also recorded a significant increase in the valuation allowance for deferred tax assets during the year ended October 31, 2007 due primarily to the restated (or revised projected) pre-tax income (loss) for fiscal year ended October 31,2007 and ending October 31, 2008. The increase in the valuation allowance resulted in a significantly larger provision for taxes, which has been allocated to the quarterly results under FIN 18.

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

In connection with the Audit Committee investigation and restatement process, we identified material weaknesses in our internal control over financial reporting, as a result of which our senior management has concluded that our disclosure controls and procedures were not effective as of July 31, 2007. These material weaknesses and management’s remediation efforts are summarized under Item 4 “Controls and Procedures” in this Quarterly Report.

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

Our System Solutions consist of point of sale electronic payment devices that run our proprietary and third-party operating systems, security and encryption software, and certified payment software as well as third-party, value-added applications. Our System Solutions are able to process a wide range of payment types including signature and PIN-based debit cards, credit cards, contactless / radio frequency identification, or RFID, cards and tokens, smart cards, pre-paid gift and other stored-value cards, electronic bill payment, check authorization and conversion, signature capture, and electronic benefits transfer, or EBT. Our proprietary architecture was the first to enable multiple value-added applications, such as gift card and loyalty card programs, healthcare insurance eligibility, and time and attendance tracking, to reside on the same system without requiring recertification when new applications are added to the system. We are an industry leader in multi-application payment system deployments and we believe we have the largest selection of third-party certified value-add applications.

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

Net revenues, which include System Solutions and Services, are summarized in the following table (in thousands, except percentages):

	Three Months Ended July 31,				Nine Months Ended July 31,
			Change	Change			Change	Change
	2007	2006	in Dollars	in Percent	2007	2006	in Dollars	in Percent
	(Restated)				(Restated)

Systems Solutions	$205,972	$131,960	$74,012	56%	$586,407	$378,781	$207,626	55%
Services	25,729	15,657	10,072	64%	78,540	45,656	32,884	72%

Total	$231,701	$147,617	$84,084	57%	$664,947	$424,437	$240,510	57%

System Solutions

System Solutions net revenues increased $74.0 million, or 56%, to $206.0 million for the three months ended July 31, 2007 from $132.0 million for the three months ended July 31, 2006. System Solutions net revenues comprised 89% of total net revenues both for the three months ended July 31, 2007 and the three months ended July 31, 2006.

International System Solutions net revenues for the three months ended July 31, 2007 increased $55.5 million, or 93%, to $115.1 million. The increase was largely attributable to growth across emerging economies, in particular the countries of Brazil and Turkey, and to a lesser extent, Western Europe. Factors driving the emerging economies increase were the addition of the Nurit, Secura, and Xplorer product lines, acquired in the Lipman acquisition, and the continued desire of these countries to modernize their infrastructure and improve collection of VAT. In Western Europe, acquisition-related sales in the UK, Spain, and Italy were the primary reason for growth. We expect that the proportion of International System Solutions net revenues, relative to North America System Solutions net revenues, will increase at a higher growth rate for at least the next year. In addition, we may experience periodic variations in sales to our International markets.

North America System Solutions net revenues for the three months ended July 31, 2007 increased $18.5 million, or 26%, to $91.0 million. This increase was primarily attributable to an increase in demand for wireless products due to our customers’ interest in differentiating the service they provide to merchants, multi-lane retail solutions which enable PCI security compliance, and higher sales in Canada, where customers are preparing for a transition to EMV and Interac Chip acceptance. Partially offsetting this increase was a decline in sales for a legacy check processing solution.

System Solutions net revenues increased $207.6 million, or 55%, to $586.4 million for the nine months ended July 31, 2007 from $378.8 million for the nine months ended July 31, 2006. System Solutions net revenues comprised 88% of total net revenues for the nine months ended July 31, 2007 as compared to 89% for the nine months ended July 31, 2006.

International System Solutions net revenues for the nine months ended July 31, 2007 increased $161.9 million, or 92%, to $337.2 million. The increase was largely attributable to growth across emerging economies, in particular

Brazil, Turkey, countries of Eastern Europe, China, and to a lesser extent, Western Europe. Factors driving the emerging economies increase were the addition of the Nurit, Secura, and Xplorer product lines, acquired in the Lipman acquisition, and continued desire of these countries to modernize their infrastructure and improve collection of VAT. In Western Europe, acquisition related sales in the UK, Spain, and Italy were the primary reason for growth.

North America System Solutions net revenues for the nine months ended July 31, 2007 increased $46.3 million, or 23%, to $249.8 million. This increase was primarily attributable to an increase in demand for wireless products due to our customers’ interest in differentiating the service they provide to merchants, and higher sales in Canada, where customers are preparing for a transition to EMV and Interac Chip acceptance, and growth of multi-lane retail solutions which enable PCI security compliance and enhanced customer interaction through full motion video. Partially offsetting this increase was a decline in sales for a legacy check processing solution.

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

Gross Profit

The following table shows the gross profit for System Solutions and Services (in thousands, except percentages):

	Three Months Ended July 31,				Nine Months Ended July 31,
	Amount		Gross Profit Percentage		Amount		Gross Profit Percentage
	2007	2006	2007	2006	2007	2006	2007	2006
	(Restated)				(Restated)

Systems Solutions	$73,704	$59,256	35.8%	44.9%	$194,897	$167,197	33.2%	44.1%
Services	11,892	7,205	46.2%	46.0%	36,968	22,265	47.1%	48.8%

Total	$85,596	$66,461	36.9%	45.0%	$231,865	$189,462	34.9%	44.6%

Gross profit on System Solutions increased $14.4 million, or 24%, to $73.7 million for the three months ended July 31, 2007 from $59.3 million for the three months ended July 31, 2006. Gross profit on System Solutions represented 35.8% of System Solutions net revenues for the three months ended July 31, 2007 down from 44.9% for the three months ended July 31, 2006.

North America gross profit percentage declined primarily due to the lower proportion of Petroleum system solution sales, which carry higher than average gross margins and the growth in retail system solutions, which carry lower than average gross margins. Wireless solutions, which increased year over year and carry above average gross margins, partially offset these declines.

International gross profit percentage declined due to increased price competition in Turkey, unfavorable product mix in Brazil, and the delivery of a large, low margin custom payment solution in Western Europe. In addition, with our acquisition of Lipman, international sales, which typically carry lower gross margins relative to domestic gross margins, increased with a resulting adverse impact on gross margins. Partially offsetting these declines was an increase in wireless solutions, which carry higher gross margins than landline solutions.

Corporate costs increased as a percentage of System Solutions net revenues in part due to the amortization of purchased core and developed technology assets as a result of the Lipman acquisition. Corporate costs increased to 7.8% of Systems Solutions net revenues for the three months ended July 31, 2007 compared to 2.7% for the three months ended July 31, 2006. These Corporate costs were also impacted by inventory write-downs and scrap, partially offset by reduced air freight as a percentage of sales. Corporate costs are comprised of non-cash acquisition charges, including amortization of purchased core and developed technology assets, step-up of inventory and step-down in deferred revenue, and other Corporate charges, including inventory obsolescence and scrap at corporate distribution centers, rework, non-standard freight, over-and-under absorption of materials management and supply chain engineering overhead. Since these costs are generally incurred on a company-wide basis, it is impractical to allocate them to either the North America or International segment.

Gross profit on System Solutions, including amortization of purchased core and developed technology assets, increased $27.7 million, or 16.6%, to $194.9 million for the nine months ended July 31, 2007 from $167.2 million for the nine months ended July 31, 2006. Gross profit on System Solutions represented 33.2% of System Solutions net revenues for the nine months ended July 31, 2007 down from 44.1% for the nine months ended July 31, 2006. Gross profit percentage also declined due to the higher proportion of international net revenues, which typically carry a lower margin than North American net revenues. This decline was partially offset by higher sales of wireless solutions, which typically carry a higher margin than landline solutions.

North America gross profit percentage declined primarily due to the lower proportion of Petroleum system solution sales, which carry higher than average gross margins, and the growth in Retail system solutions and single application solutions sales, which carry lower than average margins.

International gross profit percentage declined primarily due to increased price competition in Turkey, unfavorable product mix in Brazil and the inclusion of low margin Secura and Xplorer product lines, which carry lower than average gross margins relative to other International System Solutions.

Corporate costs increased as a percentage of System Solutions revenues primarily due to amortization of purchased core and developed technology assets and step-up of inventory fair value. These Corporate costs increased to 10.5% of Systems Solutions net revenues in the nine months ended July 31, 2007 compared to 3.2% in the nine months ended July 31, 2006, as a result of the Lipman acquisition. Partially offsetting this increase were lower air freight costs as a percentage of Systems Solutions net revenues and the fact that setup costs for the Singapore International headquarters established in 2006 did not recur in 2007.

Gross profit on Services increased $4.7 million, or 65%, to $11.9 million for the three months ended July 31, 2007 from $7.2 million for the three months ended July 31, 2006. Gross profit on Services represented 46.2% of Services net revenues for the three months ended July 31, 2007 as compared to 46.0% for the three months ended July 31, 2006.

Gross profit on Services increased $14.7 million, or 66%, to $37.0 million for the nine months ended July 31, 2007 from $22.3 million for the nine months ended July 31, 2006. Gross profit represented 47.1% of Services net revenues for the nine months ended July 31, 2007 as compared to 48.8% for the nine months ended July 31, 2006. The decline was due to the inclusion of service revenues related to the Lipman acquisition which earned a gross margin percent below our historical averages.

Research and Development Expenses

Research and development (“R&D”) expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended July 31,				Nine Months Ended July 31,
			Change	Change			Change	Change
	2007	2006	in Dollars	in Percent	2007	2006	in Dollars	in Percent
	(Restated)				(Restated)

Research and development	$15,365	$11,726	$3,639	31%	$48,272	$35,354	$12,918	37%
Percentage of net revenues	6.6%	7.9%			7.3%	8.3%

R&D expenses increased $3.6 million to $15.4 million for the three months ended July 31, 2007 from $11.7 million for the three months ended July 31, 2006. The increased expenses were primarily due to $3.1 million of expenses incurred at Lipman entities, $1.1 million of stock-based compensation, and $0.7 million of expenses incurred at PayWare entities, all partially offset by $1.0 million of higher software costs required to be capitalized under SFAS No. 86 for the three months ended July 31, 2007 as compared to the three months ended July 31, 2006, due to an increase in the number of projects which have software spending.

R&D expenses increased $12.9 million to $48.3 million for the nine months ended July 31, 2007 compared to the nine months ended July 31, 2006. R&D expenses increased primarily due to $9.8 million of expenses incurred at Lipman entities, $3.6 million of stock-based compensation, and $2.3 million of expenses incurred at PayWare entities, partially offset by $2.8 million of higher software costs required to be capitalized under SFAS No. 86, due to an increase in the number of projects which have software spending.

Sales and Marketing Expenses

Sales and marketing expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended July 31,				Nine Months Ended July 31,
			Change	Change			Change	Change
	2007	2006	in Dollars	in Percent	2007	2006	in Dollars	in Percent
	(Restated)				(Restated)

Sales and marketing	$23,686	$14,181	$9,505	67%	$69,549	$42,786	$26,763	63%
Percentage of net revenues	10.2%	9.6%			10.5%	10.1%

Sales and marketing expenses increased $9.5 million to $23.7 million for the three months ended July 31, 2007 from $14.2 million for the three months ended July 31, 2006. The higher expenses, due primarily to the acquisitions of Lipman and PayWare, included $3.3 million of increased personnel costs, $1.7 million of increased outside services, $1.4 million of increased stock-based compensation, $0.8 million of increased marketing communication expenses, and $0.8 million in increased travel expenses.

Sales and marketing expenses increased $26.8 million to $69.5 million for the nine months ended July 31, 2007 compared to the nine months ended July 31, 2006. The higher expenses, due primarily to the acquisitions of Lipman and PayWare, included $10.7 million of increased personnel costs, $4.4 million of increased outside services, $4.2 million of increased stock-based compensation, $2.0 million of increased marketing communication expenses, and $1.7 million in increased travel expenses.

General and Administrative Expenses

General and administrative expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended July 31,				Nine Months Ended July 31,
			Change	Change			Change	Change
	2007	2006	in Dollars	in Percent	2007	2006	in Dollars	in Percent
	(Restated)				(Restated)

General and administrative	$19,364	$10,936	$8,428	77%	$62,306	$30,627	$31,679	103%
Percentage of net revenues	8.4%	7.4%			9.4%	7.2%

General and administrative expenses increased $8.4 million to $19.4 million for the three months ended July 31, 2007 from $10.9 million for the three months ended July 31, 2006. The higher expenses were primarily due to the acquisition of Lipman and PayWare and included $2.3 million of expenses for the preparation of the response to the U.S. Department of Justice investigation of the Lipman acquisition, the establishment of business controls in former Lipman entities, and a Lipman distributor agreement restructuring charge. In addition, we incurred $1.9 million of increased personnel expense, $1.3 million of increased stock-based compensation expenses, $1.1 million of increased bad debt, $0.8 million of increased outside contract services and $0.6 million of increased legal expenses.

General and administrative expenses in the nine months ended July 31, 2007 increased $31.7 million to $62.3 million compared to the nine months ended July 31, 2006. The higher expenses were primarily due to the acquisition of Lipman and PayWare and included $9.7 million of integration expenses relating to the acquisition of Lipman and restructuring charges in VeriFone entities, $8.5 million of increased stock-based compensation expenses, $6.6 million of increased personnel costs, $1.5 million of increased bad debt expense, $1.5 million of increased outside contract services, $1.1 million of increased legal expenses, and $0.7 million of increased insurance expenses.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets increased $4.2 million to $5.4 million for the three months ended July 31, 2007 compared with $1.2 million for the three months ended July 31, 2006. For the nine months ended July 31, 2007 amortization of purchased intangible assets increased $13.0 million to $16.5 million from $3.5 million for the nine months ended July 31, 2006. The increase for both periods was primarily due to additional purchased intangible assets relating to the acquisition of Lipman, which was completed on November 1, 2006.

In-Process Research and Development (IPR&D)

We recognized IPR&D expense of $6.7 million during the nine months ended July 31, 2007 in connection with our Lipman acquisition. The products considered to be IPR&D were in our consumer-activated and countertop communication modules which have subsequently reached technological feasibility.

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

The second project was a new product family of consumer-activated payment systems for multi-lane retailers. New features include a faster processor, more memory, modular design, a signature capture option, Ethernet/USB option, and smart card option. The project was in the pilot stage. The estimated cost of completion at November 1, 2006 was less than $0.1 million. The project was completed at approximately for the estimated cost during the three months ended January 31, 2007.

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

Interest Expense

Interest expense of $9.5 million for the three months ended July 31, 2007 increased from $3.4 million for the three months ended July 31, 2006. For the nine months ended July 31, 2007, interest expense increased $18.8 million to $28.7 million from $9.9 million for the nine months ended July 31, 2006. The increase in both periods was primarily attributable to the increase of our Term B Loan due to the completion of our acquisition of Lipman partially offset by the lower average interest rates paid following issuance of our convertible debt. For the three and nine months ended July 31, 2007, we have accrued interest expense of approximately 1.8 million and 2.1 million Brazilian reais, respectively (approximately $0.9 million and $1.0 million, respectively) based on our current understanding of various assessments imposed on our Brazilian subsidiary.

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

Interest Income

Interest income of $2.2 million for the three months ended July 31, 2007 increased from $0.9 million for the three months ended July 31, 2006. For the nine months ended July 31, 2007, interest income increased $2.2 million to $4.8 million from $2.6 million for the nine months ended July 31, 2006. The increase in both the three months and nine months ended July 31, 2007 was attributable to higher cash balances in the fiscal 2007 periods relative to the fiscal 2006 periods.

Other Income (Expense), net

Other income (expense), net for the three months ended July 31, 2007 was expense of $4.2 million resulting primarily from the write-off of debt issuance costs of $4.8 million related to the accelerated pay-down of the Term B loan facility partially offset by income of $299,000 resulting from the net effects of currency conversion transactions, currency translation, and settlements of currency derivative transactions. For the nine months ended July 31, 2007, other expense, net was $4.4 million resulting primarily from the write-off of debt issuance costs of $4.8 million related to the accelerated pay-down of the Term B loan facility. This was partially offset by currency transaction gains less foreign currency contract losses of $177,000. Other expense, net for the three months ended July 31, 2006 of $195,000 resulted primarily from $354,000 associated with foreign currency contract losses. This was partially offset by foreign currency transaction gains of $137,000. For the nine months ended July 31, 2006, other income, net was $71,000 resulting primarily from $309,000 associated with foreign currency transaction gains and a $288,000 refund associated with an Indian customs appeal resolution. This was partially offset by foreign currency contract losses of $543,000.

Provision for (Benefit from) Income Taxes

We expect to provide for taxes in the fiscal year October 31, 2007 notwithstanding an expected loss on our consolidated statement of operations for the full fiscal year. This is because, in significant part, we had net profits in our international operations and a loss in the United States. The tax benefit of the U.S. financial reporting loss is also offset by an expected increase in the valuation allowance on U.S. deferred tax assets. The effect of these circumstances is to create a tax rate in both the three and nine months ended July 31, 2007 that is unusually high. The application of the intraperiod tax accounting rules of FIN 18 coupled with the accounting for discrete items related to the write-off of debt costs and losses at certain entities results in a computed charge for tax provision of $52.8 million and $53.2 million in the three and nine months ended July 31, 2007, respectively. For the three and nine months ended July 31, 2006, the tax provision was $9.0 million and $24.3 million, respectively. We expect to report a substantially lower tax provision for fiscal year 2007 estimated at approximately $24.7 million.

As of July 31, 2007, we have recorded deferred tax assets, net of valuation allowance on our consolidated balance sheet, the realization of which is dependent on our generating sufficient U.S. and certain foreign taxable income. Although realization is not assured, Management believes that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters when we reevaluate the underlying basis for our estimates of future domestic and certain foreign taxable income.

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

The following table sets forth net revenues and operating income for our segments (in thousands):

	Three Months Ended July 31,				Nine Months Ended July 31,
			Change	Change			Change	Change
	2007	2006	In Dollars	In Percent	2007	2006	In Dollars	In Percent
	(restated)				(restated)

Net revenues
International	$128,391	$62,289	$66,102	106%	$379,136	$181,791	$197,345	109%
North America	103,961	85,404	18,557	22%	288,899	243,045	45,854	19%
Corporate	(651)	(76)	(575)	757%	(3,088)	(399)	(2,689)	674%

Total net revenues	$231,701	$147,617	$84,084	57%	$664,947	$424,437	$240,510	57%

Operating income:
International	$28,789	$16,819	$11,970	71%	$90,615	$45,052	$45,563	101%
North America	43,148	32,763	10,385	32%	113,974	94,268	19,706	21%
Corporate	(50,172)	(21,123)	(29,049)	138%	(175,957)	(62,102)	(113,855)	183%

Total operating income	$21,765	$28,459	$(6,694)	(24)%	$28,632	$77,218	$(48,586)	(63)%

Net revenues growth in International for the three months ended July 31, 2007 as compared to the three months ended July 31, 2006 was primarily driven by an increase of approximately $55.5 million in System Solutions and $10.6 million in Services net revenues. Net revenues growth in International for the nine months ended July 31, 2007 as compared to the nine months ended July 31, 2006 was primarily driven by an increase of approximately $161.9 million in System Solutions and $35.5 million in Services net revenues. See “Results of Operations — Net Revenues” for additional commentary.

Net revenues growth in North America for the three months ended July 31, 2007 as compared to the three months ended July 31, 2006 was primarily driven by an increase of approximately $18.5 million in System Solutions. Net revenues growth in North America for the nine months ended July 31, 2007 as compared to the nine months ended July 31, 2006 was primarily driven by an increase of approximately $46.3 million in System Solutions. See “Results of Operations — Net Revenues” for additional commentary.

The increase in International operating income for the three months ended July 31, 2007 compared to the three months ended July 31, 2006 was due to increased net revenues and gross profit as a result of both the acquisition of Lipman and organic growth, partially offset by a declining gross profit percentage and higher operating expenses. See “Results of Operations — Gross Profit” for additional commentary.

The increase in operating income for North America for the three months ended July 31, 2007 as compared to the three months ended July 31, 2006 was due to higher revenues and gross profit partially offset by declining gross profit percentage. See “Results of Operations — Gross Profit” for additional commentary. In addition, North America research and development expenses for the three months ended July 31, 2006 included $2.1 million for projects which have since been broadened in scope and will benefit customers outside the North America segment. As a result, the expenses for these projects for the three months ended July 31, 2007 are charged to Corporate.

The increase in International operating income for the nine months ended July 31, 2007 compared to the nine months ended July 31, 2006 was mainly due to increased net revenues and gross profit as a result of both the acquisition of Lipman and organic growth, partially offset by a declining gross profit percentage. See “Results of Operations — Gross Profit” for additional commentary.

The increase in operating income for North America for the nine months ended July 31, 2007 as compared to the nine months ended July 31, 2006 was mainly due to higher revenues and gross profit partially offset by a declining gross profit percentage. See “Results of Operations — Gross Profit” for additional commentary. In addition, North America research and development expenses for the nine months ended July 31, 2006 included $6.3 million for projects which have since been broadened in scope and will benefit customers outside the North America segment. As a result, the expenses for these projects for the nine months ended July 31, 2007 are charged to Corporate.

The decrease in Corporate operating income for the three months ended July 31, 2007 was primarily due to higher non-cash acquisition related charges including increases of $8.2 million of amortization of purchased core and developed technology assets, $4.3 million of amortization of purchased intangible assets and $0.6 million of amortization of step-down in deferred revenue on acquisition. In addition, stock-based compensation increased by $4.2 million. Furthermore, Corporate costs, comprised of non-cash acquisition charges, including amortization of purchased core and technology assets, step-up of inventory and step-down in deferred revenue, and other Corporate charges, including inventory obsolescence and scrap at corporate distribution centers, rework, non-standard freight, over-and-under absorption of materials management, and supply chain engineering overhead, in addition to non-cash acquisition-related charges, increased due to inventory write-downs of non-PCI compliant finished goods, partially offset by reduced air freight. Approximately $2.1 million of engineering expenses were incurred as projects which previously benefited North America in the three months ended July 31, 2006 were broadened in scope, managed by the Corporate engineering function and charged to Corporate in the three months ended July 31, 2007. Furthermore, Corporate operating expenses increased $9.2 million primarily due to the acquisitions of Lipman and PayWare and the related integration expenses.

The decrease in Corporate operating income for the nine months ended July 31, 2007 was primarily due to higher non-cash acquisition related charges including increases of $24.4 million of amortization of purchased core technology, $14.0 million of amortization of step-up in inventory on acquisition, $13.0 million of amortization of purchased core and developed technology assets, $6.7 million of in-process research and development charges, and $2.7 million of amortization of step-down in deferred revenue on acquisition. In addition, stock-based compensation increased by $18.2 million. Furthermore, Corporate supply chain costs increased due to inventory write-downs and scrap, partially offset by reduced air freight and the non-recurrence of 2006 setup charges relating to the Singapore International headquarters. Approximately $6.3 million of engineering expenses for projects which previously benefited North America in the nine months ended July 31, 2006 were broadened in scope, managed by the Corporate engineering function and charged to Corporate in the nine months ended July 31, 2007. Furthermore, Corporate operating expenses increased $30.0 million primarily due to the acquisitions of Lipman and PayWare and the related integration expenses.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to service our debt, finance working capital, and to make capital expenditures and investments. At July 31, 2007, our primary sources of liquidity were cash and cash equivalents of $212.9 million and our $40 million unused revolving credit facility.

Cash flow from operations before changes in working capital amounted to $33.0 million. Net loss was $52.9 million. This included charges of $85.9 million consisting primarily of acquisition-related charges of $51.6 million; stock-based compensation expense of $22.0 million; depreciation and amortization related to property, plant, and equipment, capitalized software, and debt issuance costs totaling $7.7 million; and the non-cash portion of the loss on debt extinguishment totaling $4.8 million.

Cash flow from operations due to changes in working capital netted to $51.8 million. The main drivers are as follows:

•	A reduction in inventories of $48.0 million following the restatement;

•	An increase in accounts receivable of $28.0 million due to higher sales;

•	Increases in prepaid expenses and other current assets of $5.9 million and in other assets of $3.7 million;

•	A decrease in accrued expenses and other liabilities of $15.4 million;

•	A decrease in accrued compensation of $5.1 million;

•	An increase in accounts payable of $19.5 million;

•	An increase in deferred revenue of $10.3 million due to an increase in deferred service such as customer support and installations; and

•	Increases in deferred tax liabilities of $9.4 million and income taxes payable of $39.5 million partially offset by an increase in deferred tax assets of $7.2 million and the reclassification of tax benefits from stock-based compensation of $6.9 million.

Investing activities used cash of $293.1 million. The acquisition of Lipman used cash of $263.9 million, net of cash and cash equivalents acquired. We also acquired a majority interest in VTS for cash of $4.0 million, net of cash and cash equivalents acquired. Purchases of property, plant, and equipment totaled $20.4 million, including an increase in construction in progress of $13.8 million primarily related to our migrating to a new enterprise resource planning information system, which will replace our existing system. In addition, the capitalization of software development costs were $4.5 million.

Financing activities provided cash of $334.1 million. In November 2006, we drew $305.3 million, net of costs, on our Term B loan to fund our acquisition of Lipman. In June 2007, we issued 1.375% Senior Convertible Notes (the “Senior Notes”) for net proceeds of $307.9 million. We used $260.0 million of the proceeds from the Senior Notes to pay down our Term B loan in addition to other payments totaling $2.6 million against our Term B loan and other debt. In other transactions related to the Senior Notes, we used $80.2 million to purchase a hedge on the Senior Notes and received $31.2 million from the sale of warrants. We received additional proceeds of $24.5 million from the exercise of stock options and $6.9 million from the tax benefit derived from stock-based compensation.

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

As noted above, management excludes the following items from EBITDA, as adjusted:

•	Provision for (benefit from) income taxes. While income taxes are directly related to the amount of pre-tax income, they are also impacted by tax laws and the company’s tax structure. As the tax laws and our tax structure are not under the control of our operational managers, management believes that the provision for (benefit from) income taxes should be excluded when evaluating our operational performance.

•	Interest expense and interest income. While working capital supports the business, management does not believe that related interest expense or interest income is directly attributable to the operating performance of our business.

•	Depreciation of property, plant and equipment. Management excludes depreciation because while tangible assets support the business, management does not believe the related depreciation costs are directly attributable to the operating performance of our business. In addition, depreciation may not be indicative of current or future capital expenditures.

•	Amortization of capitalized software. Management excludes amortization of capitalized software because while capitalized software supports the business, management does not believe the related amortization costs are directly attributable to the operating performance of our business. In addition, amortization of capitalized software may not be indicative of current or future expenditures to develop software.

•	Amortization of certain acquisition related items. We incur amortization of purchased core and developed technology assets, amortization of purchased intangible assets, amortization of step-down in deferred revenue on acquisition, and amortization of step-up in inventory on acquisition in connection with acquisitions. Management excludes these items because it does not believe these expenses are reflective of ongoing operating results in the period incurred. These amounts arise from prior acquisitions and management does not believe that they have a direct correlation to the operation of our business.

•	In-process research and development. We incur IPR&D expenses when technological feasibility for acquired technology has not been established at the date of acquisition and no future alternative use for such technology exists. These amounts arise from prior acquisitions and management does not believe they have a direct correlation to the operation of VeriFone’s business.

•	Stock-based compensation. These expenses consist primarily of expenses for employee stock options and restricted stock units under SFAS No. 123(R). Management excludes stock-based compensation expenses from non-GAAP financial measures primarily because they are non-cash expenses which management believes are not reflective of ongoing operating results.

•	Acquisition related charges and restructuring costs. This represents charges incurred for consulting services and other professional fees associated with acquisition related activities. These expenses also include charges related to restructuring activities, including costs associated with severance, benefits, and excess facilities. As management does not believe that these charges directly relate to the operation of our business, management believes they should be excluded when evaluating our operating performance.

•	Non-cash portion of loss on debt extinguishment. This represents the non-cash portion of loss incurred on the extinguishment of our credit facility. While this credit facility supported our business, management does not believe the related loss on extinguishment is a cost directly attributable to the operating performance of our business.

A reconciliation of net income (loss), the most directly comparable U.S. GAAP measure, to EBITDA, as adjusted, for the three and nine months ended July 31, 2007 and 2006 is as follows (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
	(Restated)		(Restated)

U.S. GAAP net income (loss)	$(42,386)	$16,755	$(52,883)	$45,585
Provision for income taxes	52,753	9,009	53,116	24,342
Interest expense	9,468	3,438	28,731	9,914
Interest income	(2,226)	(938)	(4,751)	(2,552)
Depreciation and amortization of property, plant, and equipment	2,049	881	5,814	2,532
Amortization of capitalized software	230	294	800	892
Amortization of purchased intangible assets	14,694	2,230	44,930	7,560
Amortization of step-down in deferred revenue on acquisition	652	76	3,088	399
Amortization of step-up in inventory on acquisition	—	—	13,961	—
In-process research and development	—	—	6,650	—
Stock-based compensation	5,859	1,686	21,954	3,798
Acquisition related charges and restructuring costs	2,297	—	9,714	—
Extinguishment of debt issuance costs	4,764	—	4,764	—

EBITDA as adjusted	$48,154	$33,431	$135,888	$92,470

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

Interest Rates

We are exposed to interest rate risk related to our debt outstanding under our Credit Facility, which bears interest based upon the three-month LIBOR rate. We have reduced our exposure to interest rate fluctuations through the purchase of interest rate caps covering a portion of our variable rate debt. In 2006, we purchased two-year interest rate caps for $118,000 with an initial notional amount of $200 million declining to $150 million after one year with an effective date of November 1, 2006 under which we will receive interest payments if the three-month LIBOR rate exceeds 6.5%. Based on effective interest rates at July 31, 2007, a 50 basis point increase in interest rates on our borrowings subject to variable interest rate fluctuations would increase our interest expense by approximately $1.2 million annually.

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

We have entered into foreign currency forward contracts and other arrangements intended to hedge our exposure to adverse fluctuations in exchange rates. As of July 31, 2007, we had no foreign currency forward contracts outstanding. On August 1, 2007, we entered into foreign currency forward contracts with aggregate notional amounts of $33.2 million to hedge exposures to non-functional currencies. If we chose not to enter into foreign currency forward contracts to hedge against these exposures and if the hedge currencies were to devalue 5% to 10% against the U.S. dollar, results of operations would include a foreign exchange loss of approximately $1.7 million to $3.2 million.

Hedging arrangements of this sort may not always be effective to protect our results of operations against currency exchange rate fluctuations, particularly in the event of imprecise forecasts of non-U.S. denominated assets and liabilities. Accordingly, if there is an adverse movement in exchange rates, we might suffer significant losses.

Equity Price Risk

In June 2007, we sold $316.2 million aggregate principal amount of 1.375% Senior Convertible Notes due 2012 (the “Notes”). Holders may convert their Notes prior to maturity upon the occurrence of certain circumstances. Upon conversion, we would pay the holder the cash value of the applicable number of shares of VeriFone common stock, up to the principal amount of the Notes. Amounts in excess of the principal amount, if any may be paid in cash or in stock at our option. Concurrent with the issuance of the Notes, we entered into note hedge transactions and separately, warrant transactions, to reduce the potential dilution from the conversion of the Notes and to mitigate any negative effect such conversion may have on the price of our common stock.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our CEO and CFO participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of July 31, 2007.

At the time that our Quarterly Report on Form 10-Q for the three months ended July 31, 2007 was filed on September 7, 2007, our CEO and CFO concluded that our disclosure controls and procedures were effective as of July 31, 2007. Subsequent to that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective at a reasonable level of assurance as of July 31, 2007 because of the material weaknesses in our internal control over financial reporting discussed below.

Notwithstanding the material weaknesses described below, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements as restated included in this amended report were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Based in part on these additional efforts, our Chief Executive Officer and Chief Financial Officer have included their certifications as exhibits to this Form 10-Q/A.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management’s assessment identified the following material weaknesses in our internal control over financial reporting as of July 31, 2007. As set forth below, management has taken or will take steps to remediate each of these material weaknesses.

•	A transaction-level material weakness in the design and operation of control activities relating to the preparation, review, approval, and entry of manual, non-standard, journal entries. This material weakness contributed to adjustments in several accounts and the restatement of the interim condensed consolidated financial statements for the quarterly periods during the fiscal year ended October 31, 2007. The accounts most affected in the restatement included inventories and cost of net revenues; however, this material weakness could impact all financial statement accounts.

•	An entity-level material weakness in the control environment related to our period-end financial reporting process due to an insufficient number of qualified personnel with the required proficiency to apply our accounting policies in accordance with U.S. GAAP following the November 1, 2006 acquisition of Lipman Electronic Engineering Ltd. This material weakness contributed to adjustments in several accounts and the restatement of the interim condensed consolidated financial statements for the quarterly periods during the fiscal year ended October 31, 2007. The accounts most affected in the restatement include inventories and cost of net revenues; however, this material weakness could impact all financial statement accounts, with a higher likelihood for accounts subject to non-routine or estimation processes, such as inventory reserves and income taxes.

•	An entity-level material weakness in control activities related to the design and operation of our supervision, monitoring, and monthly financial statement review processes. This material weakness contributed to adjustments in several accounts and the restatement of interim condensed consolidated financial statements for the quarterly periods during the fiscal year ended October 31, 2007. The accounts most affected in the restatement include inventories and cost of net revenues; however, this material weakness could impact all financial statement accounts.

•	A transaction-level material weakness in the design and operating effectiveness of controls related to income taxes. Specifically, our processes and procedures were not designed to provide for adequate and timely identification, documentation and review of various income tax calculations, reconciliations and related supporting documentation required to apply our accounting policy for income taxes in accordance with U.S. GAAP, particularly following the November 1, 2006 acquisition of Lipman Electronic Engineering Ltd. This material weakness impacted our ability to report financial information related to income tax accounts and resulted in adjustments to income tax expense, income taxes payable, deferred tax assets and liabilities, and goodwill accounts during the fiscal year ended October 31, 2007.

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

Management’s Remediation Initiatives

Following the Audit Committee independent investigation, and in response to the material weaknesses discussed above, we plan to continue the efforts already underway to review and make necessary changes to improve our internal control over financial reporting, including:

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

Changes in internal control over financial reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934) occurred during the three months ended July 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Two of our Brazilian subsidiaries that were acquired as a part of the Lipman acquisition have been notified of assessments regarding Brazilian customs penalties that relate to alleged infractions in the importation of goods. The assessments were issued by the Federal Revenue Department in the City of Vitória and the City of São Paulo and relate to asserted deficiencies totalling 24.9 million Brazilian reais (approximately $12.5 million) excluding interest. The tax authorities allege that the structure used for the importation of goods was simulated with the objective of evading taxes levied on the importation by under invoicing the imported goods; the tax authorities allege that the simulation was created through a fraudulent interposition of parties, where the real sellers and buyers of the imported goods were hidden.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Convertible Debt

On June 22, 2007, we issued $316.2 million aggregate principal amount of senior convertible notes due 2012, which includes the initial purchasers’ exercise in full of their option to purchase additional notes. The offering was made in offerings through Lehman Brothers Inc. and JP Morgan Securities Inc. (“initial purchasers”) to qualified institutional buyers pursuant to Section 4(2) and Rule 144A under the Securities Act of 1933, as amended. The interest rate on the notes is 1.375%.

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

The net proceeds from the offering, after deducting the initial purchasers’ discounts and estimated offering expenses payable by us, were approximately $307.9 million. We applied the net proceeds from the offering after deducting the net costs of our convertible note hedge and warrant transactions to repay in part the senior secured bank debt of our principal operating subsidiary, VeriFone, Inc.

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