Form 10-K
period 2007-10-31
VeriFone Holdings, Inc.
filed 2008-08-19
CIK 1312073

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-32465

VERIFONE HOLDINGS, INC.
(Exact name of Registrant as Specified in its Charter)

DELAWARE	04-3692546
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2099 Gateway Place, Suite 600 San Jose, CA (Address of Principal Executive Offices)	95110 (Zip Code)
(408) 232-7800
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of April 30, 2007, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $2.253 billion based on the closing sale price as reported on the New York Stock Exchange.

There were 84,194,231 shares of the registrant’s common stock issued and outstanding as of the close of business on July 31, 2008.

VERIFONE HOLDINGS, INC.

2007 ANNUAL REPORT ON FORM 10-K

i

FORWARD LOOKING STATEMENTS

This report and certain information incorporated by reference herein contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms, or comparable terminology.

Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined in Item 1A-Risk Factors in this Annual Report on Form 10-K. These factors may cause our actual results to differ materially from any forward-looking statement.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.

These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. These risks and other factors include those listed under Item 1A-Risk Factors in this Annual Report on Form 10-K, and elsewhere in this report. We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform such statements to actual results or to changes in expectations.

ii

PART I

ITEM 1.	BUSINESS

We are a global leader in secure electronic payment solutions. We provide expertise, solutions, and services that add value to the point of sale with merchant-operated, consumer-facing, and self-service payment systems for the financial, retail, hospitality, petroleum, transportation, government, and healthcare vertical markets. Since 1981, we have designed and marketed system solutions that facilitate the long-term shift toward electronic payment transactions and away from cash and checks.

Our system solutions consist of point of sale electronic payment devices that run our proprietary and third-party operating systems, security and encryption software, and certified payment software as well as third-party, value-added applications. Our system solutions are able to process a wide range of payment types. They include signature and PIN-based debit cards, credit cards, contactless/radio frequency identification, or RFID, cards and tokens, Near Field Communication, or NFC, enabled mobile phones, smart cards, pre-paid gift and other stored-value cards, electronic bill payment, check authorization and conversion, signature capture, and electronic benefits transfer, or EBT. Our proprietary architecture was the first to enable multiple value-added applications, such as gift card and loyalty card programs, healthcare insurance eligibility, and time and attendance tracking, to reside on the same system without requiring recertification when new applications are added to the system. We are an industry leader in multi-application payment system deployments and we believe we have the largest selection of certified value-added applications.

We design our system solutions to meet the demanding requirements of our direct and indirect customers. Our electronic payment systems are available in several modular configurations, offering our customers flexibility to support a variety of connectivity options, including wireline and wireless internet protocol, or IP, technologies. We also offer our customers support for installed systems, consulting and project management services for system deployment, and customization of integrated software solutions.

Security has become a driving factor in our business as our customers endeavor to meet ever escalating governmental statutory requirements related to the prevention of identity theft as well as operating regulation safeguards from the credit and debit card associations, including Visa International, or Visa, MasterCard Worldwide, or MasterCard, American Express, Discover Financial Services, and JCB Co., Ltd., or JCB. In 2007, these card associations established the Payment Card Industry Council, or PCI Council, to oversee and unify industry standards in the areas of credit card data security, referred to as the PCI-PED standard which consists of PIN-entry device security, or PED, and the PCI Data Security Standard, or PCI-DSS, standard. We are a leader in providing systems that meet these standards and have upgraded or launched next generation system solutions that span our product portfolio ahead of deadlines.

Our customers are primarily financial institutions, payment processors, petroleum companies, large retailers, government organizations, and healthcare companies, as well as independent sales organizations, or ISOs. The functionality of our system solutions includes transaction security, connectivity, compliance with certification standards and the flexibility to execute a variety of payment and non-payment applications on a single system solution.

Company History

VeriFone, Inc., our principal operating subsidiary, was incorporated in 1981. Shortly afterward, we introduced the first check verification and credit authorization device ever utilized by merchants in a commercial setting. In 1984, we introduced the first mass market electronic payment system intended to replace manual credit card authorization devices for small merchants. VeriFone, Inc. became a publicly traded company in 1990 and was acquired by Hewlett-Packard Company in 1997. Hewlett-Packard operated VeriFone, Inc. as a division until July 2001, when it sold VeriFone, Inc. to Gores Technology Group, LLC, a privately held acquisition and investment management firm, in a transaction led by our Chief Executive Officer, Douglas G. Bergeron. In July 2002, Mr. Bergeron and certain investment funds affiliated with GTCR Golder Rauner, LLC, or GTCR, a private equity firm, led a recapitalization in which VeriFone Holdings, Inc. was organized as a holding company for VeriFone,

Inc., and GTCR-affiliated funds became our majority stockholders. We completed our initial public offering on May 4, 2005.

On November 1, 2006, we acquired Lipman Electronic Engineering Ltd. (“Lipman”). In connection with this acquisition, we issued 13,462,474 shares of our common stock and paid $347.4 million in cash in exchange for all the outstanding ordinary shares of Lipman. All options to purchase Lipman ordinary shares were exchanged for options to purchase approximately 3.4 million shares of our common stock. In addition, in accordance with the merger agreement, Lipman’s Board of Directors declared a special cash dividend of $1.50 per Lipman ordinary share, or an aggregate amount of $40.4 million. This special cash dividend was paid on October 23, 2006 to Lipman shareholders of record as of October 11, 2006. The aggregate purchase price for this acquisition was $799.3 million. See “Note 3 — Business Combinations” of Notes to Consolidated Financial Statements for additional information related to this acquisition.

Our Industry

The electronic payment solutions industry encompasses systems, software, and services that enable the acceptance and processing of electronic payments for goods and services and provide other value-added functionality at the point of sale. The electronic payment system is a critical part of the payment processing infrastructure. We believe that current industry trends, including the global shift toward electronic payment transactions and away from cash and checks, the rapid penetration of electronic payments in emerging markets as those economies modernize, the increasing proliferation of internet protocol, or IP, connectivity and wireless communication, and an increasing focus on security to combat fraud and identity theft, will continue to drive demand for electronic payment systems.

The electronic payment system serves as the interface between consumers and merchants at the point of sale and with the payment processing infrastructure. It captures critical electronic payment data, secures the data through sophisticated encryption software and algorithms, and routes the data across a range of payment networks for processing, authorization, and settlement. Payment networks include credit card networks, such as Visa, MasterCard, and American Express, that route credit card and signature-based debit transactions, as well as electronic funds transfer, or EFT, networks, such as STAR, Interlink, and NYCE, that route PIN-based debit transactions. In a typical electronic payment transaction, the electronic payment system first captures and secures consumer payment data from one of a variety of payment media, such as a credit or debit card, smart card, or contactless/RFID card. Consumer payment data is then routed from the electronic payment system to the appropriate payment processor and financial institution for authorization. Finally, the electronic payment system receives the authorization to complete the transaction between the merchant and consumer.

Industry Trends

The major trend driving growth in the global payments industry has been the move towards electronic payment transactions and away from cash and checks. This trend has been accelerated by the usage of credit and debit card based payments, especially PIN-based debit. Another key driver is the growth in single application credit card solutions, which enable merchants to provide an efficient payment solution in non-traditional settings such as the emergence of pay-at-the-table in restaurants, which is capitalizing on the development of wireless communications infrastructure. The key geographic, technological, and regulatory drivers for this trend towards electronic payments are discussed below.

Rapid Penetration of Electronic Payments in Emerging Markets

Certain regions, such as Eastern Europe, Latin America, and Asia, have lower rates of electronic payments and are experiencing rapid growth. The adoption of electronic payments in these regions is driven primarily by economic growth, infrastructure development, support from governments seeking to increase value-added tax, or VAT, sales tax collection, and the expanding presence of IP and wireless communication networks.

IP Connectivity

Broadband connectivity provides faster transmission of transaction data at a lower cost than traditional dial up telephone connections, enabling more advanced payment and other value-added applications at the point of sale. Major telecommunications carriers have expanded their communications networks and lowered fees, which allows more merchants to utilize IP based networks cost effectively. The faster processing and lower costs associated with IP connectivity have opened new markets for electronic payment systems, including many that have been primarily cash-only industries such as quick service restaurants, or QSRs. New wireless electronic payment solutions are being developed to increase transaction processing speed, throughput, and mobility at the point of sale, and offer significant security benefits by enabling consumers to avoid relinquishing their payment cards. A portable device can be presented to consumers, for example, to pay-at-the-table in full-service restaurants or to pay in other environments, such as outdoor arenas, pizza delivery, farmers’ markets, and taxi cabs.

Growth of Wireless Communications

The development and increased use of wireless communications infrastructure are increasing demand for compact, easy-to-use, and reliable wireless payment solutions. The flexibility, ease of installation, and mobility of wireless makes this technology an attractive and often more cost-effective alternative to traditional landline-based telecommunications.

The wireless communications industry has grown substantially in the United States and globally over the past twenty years. Cellular and Wireless Fidelity or Wi-Fi, communications fully support secure IP based payment transactions, which, with the increased speed of wireless communications, and ever-expanding coverage maps of standardized wireless data technologies such as General Packet Radio Service, or GPRS, and Code Division Multiple Access, or CDMA, makes wireless telecommunications an attractive alternative to traditional telecommunications.

Mobile technologies enable new applications for electronic payment transactions, including pay-at-the-table and pay-at-the-curb in restaurants, as well as electronic card payments in environments that once required cash payments or more expensive off-line card acceptance. These include delivery services, in-home services, taxi, and limousine credit and debit card acceptance. Mobile technologies also facilitate establishment of temporary payment stations such as kiosks and event ticketing and vending.

Increasing Focus on Security to Minimize Fraud and Identity Theft

Industry security standards are constantly evolving, driving recertification and replacement of electronic payment systems, particularly in Europe and the United States. In order to offer electronic payment systems that connect to payment networks, electronic payment system providers must certify their products and services with card associations, financial institutions, and payment processors and comply with government and telecommunications company regulations. This certification process may take up to twelve months to complete.

Storage and handling of credit card data by retailers represents a constant threat of fraud and identity theft, creating tremendous risk of financial and reputation losses.

The protection of cardholder data currently requires retailers to:

•	Install only approved PIN-Entry Devices and replace any un-approved devices by 2010;

•	Upgrade or modify processing systems to ensure ALL applications that capture, manage, transmit, or store card holder information within the enterprise meet Payment Applications Best Practices;

•	Upgrade wired/wireless networking infrastructure to high-security routers/switches/hubs;

•	Make wholesale changes to password and other system access policies; and

•	Undertake costly quarterly or annual security audits by approved third-party auditors.

The current industry-wide response to this threat is to “lock down” all enterprise systems. This approach is difficult and costly due to the complexity of most retail Information Technology, or IT, environments, and is unlikely to guarantee protection against data breaches. Furthermore, any system change, no matter how small, may be costly and time consuming to retailers as modification of any portion of the point of sale, or POS, system usually requires end-to-end re-certification.

Payment Card Industry Security Standards.  The major card associations have established and participate on the policy-setting Executive Committee of the Payment Card Industry Security Standards Council, or PCI SSC. The PCI SSC has introduced PCI-DSS to address the growing demand for transaction security. Visa, MasterCard, American Express, Discover Financial Services, and JCB continue to cooperate on the development and release of more stringent PCI-DSS guidelines and test methods for the certification of electronic payment systems for secure credit and debit transactions. Recently the PCI PED program that Visa and MasterCard jointly managed has been brought under the oversight of the PCI SSC. The PCI SSC is also in the process of adopting the Visa Payment Application Best Practices, or PABP, program and making it a mandate of the PC-DSS. VeriFone was elected as a member of the PCI SSC Board of Advisors and is the only payment systems representative on the Council.

Card Association Standards.  In addition to the above, an organization entitled EMVCo LLC was formed in 1999 by EuroPay International, MasterCard International, and Visa International to manage, maintain, and enhance a set of EMV integrated circuit card, or smart card, specifications and a corresponding compliance testing and certification approval process. The EMV Specifications are designed to ensure interoperability between smart cards and electronic payment systems on a worldwide basis, while increasing functionality of electronic payment systems and reduction of electronic transaction fraud. Deadlines for EMV compliance vary by card association and region, with liability shift in Europe ahead of other regions. Merchants and financial institutions that are not compliant with EMV standards may be subject to various sanctions.

Class A/B Certification.  United States, or U.S., payment processors have two levels of certification, referred to as Class A and Class B. Class B certification ensures that an electronic payment system adheres to the payment processor’s basic functional and network requirements. Class A certification adds another stipulation that the payment processor will support the electronic payment system on its internal help desk systems. Obtaining these certifications, which are required by U.S. payment processors, can be time intensive and costly.

Regional Security Standards.  Electronic payment systems must also comply with evolving country-specific security regulations. Countries such as Australia, Canada, the Netherlands, New Zealand, Singapore, Germany, Sweden, and Switzerland have particularly stringent and specific security requirements. Electronic payment systems also must comply with the recommendations of quasi-regulatory authorities and standards-setting committees, which address, among other things, fraud prevention, processing protocols, and technologies utilized. New standards are continually being adopted as a result of worldwide fraud prevention initiatives, increasing the need for system compatibility and new developments in technology. Electronic payment system providers must manage these complex requirements, which may require ongoing enhancements to existing systems or replacement with newly certified electronic payment systems.

Contactless Payments and Mobile Phone Initiated Payments based on NFC

Payments initiated via Contactless RFID technology continue to grow in popularity with trials, pilots, or rollouts taking place in all major geographies. Contactless payment credentials can be in the form of credit cards, key fobs, or other devices which use radio frequency communications between the payment credential and the point of sale system. According to the Smartcard Alliance, domestically there are approximately 18 million RFID-imbedded cards now in circulation and over fifty-one thousand retail locations now able to accept contactless payments. This contactless acceptance infrastructure is not only capable of reading card, fob, or token-based RFID payment media, but is also compatible with payments initiated via mobile phones using NFC technology.

Unattended Self-Service Kiosks and Outdoor Payment Systems

The growth in EMV transactions that require consumers to enter a secret PIN code has had a trickle down effect on all aspects of the payment acceptance infrastructure, including self-service market segments. Unattended applications such as automated ticketing machines, self-order kiosks, bill payment, product vending, telephone calling card top up, and self checkout applications that historically relied on a simple magnetic stripe reader to process credit and debit payments now require complex and secure payment systems to interact with the consumer safely and securely. Due to the dramatic increase in complexities involved in developing compliant, secure, and certified payment solutions, most unattended and outdoor kiosk vendors have turned to traditional payment system vendors such as VeriFone to provide easy to integrate and pre-certified payment modules to enable the future of electronic payments in these environments.

Our Growth Strategy

Our objective is to enhance our position as a leading provider of technology that enables electronic payment transactions and value-added services at the point of sale. The key elements of our strategy are to:

Capitalize on High Growth Opportunities in Emerging Markets

We seek to establish a leading position in emerging, high growth electronic payment markets in Eastern Europe, Asia, and Latin America. We acquired Lipman to leverage its leadership position in emerging markets to grow further, particularly in China, India, Brazil, and Turkey, where demand for electronic payment systems is growing rapidly.

Expand Leadership Position in North America

In North America, we are increasing sales to small and medium-sized merchants by further strengthening our relationships with ISOs. The Lipman acquisition has enabled us to strengthen our ISO relationships as Lipman was the leading provider of wireless payment systems to the ISO market. Another key growth factor that we are seeking to capitalize on in North America is the terminal upgrade cycle driven primarily by the continuing migration from dial-up to IP systems, enhanced security requirements, and demand for non-payment applications such as gift, loyalty, and money transfer. We intend to continue to seek opportunities to increase our leadership position in North America by leveraging our brand, market position, scale, technology, and distribution channels.

Address Customers’ Intense Focus on Security to Meet Industry Standards

We intend to pursue market share growth globally based upon our leading portfolio of products that, in many cases meet enhanced security schedules well ahead of industry deadlines and competitive offerings. We expect to see increased market turn over opportunities as our customers review their existing installed base of terminals and look to reduce risk through replacement of older non-approved devices, and in some cases ahead of industry mandated deadlines.

We also see opportunities to assist large retailers with protecting credit and debit card data throughout their enterprise and expect to work with these retailers to help them achieve compliance with PCI-DSS, thus lowering the overall risk of data compromise.

Increase Market Share in Western Europe

We intend to pursue increased market share in Western Europe by capitalizing on industry trends, continuing to penetrate key sales channels, and expanding our product offerings. In addition, we also plan to leverage the strength received from the Lipman acquisition as a leading position in Spain and Italy, while at the same time working hard to increase our share in markets such as France and Scandinavia, where neither we nor Lipman had a strong presence.

Further Penetrate Attractive Vertical Markets

We plan to continue to increase the functionality of our system solutions to address the specific needs of various vertical markets. We currently provide system solutions that are customized for the needs of our financial services, petroleum company, multi-lane retail, government, and healthcare customers. As an example, our system solutions allow our petroleum company customers to manage fuel dispensing and control and enable “pay at the pump” functionality, cashiering, store management, inventory management, and accounting for goods and services at the point of sale. We recently announced the Secure PumpPAY solution which is a cost effective retrofit and upgrade to the insecure, uncertified pump payment systems currently deployed in over 700,000 gas pumps domestically. The major credit card associations have mandated that starting January 1, 2009, all new self-service pumps must have PCI-approved PIN-entry devices. Further, beginning July 1, 2010, all card transactions at pumps must be protected with advanced Triple DES encryption technology.

In the multi-lane retail market, we offer system solutions that allow our customers to pursue full-motion video, a color display, digital quality sound, and highly secure payment capabilities in a single, easy-to-use system that integrates with leading point-of-sale in-lane and back office networked systems. With our technology, multi-lane retailers also have a new way to broadcast multi-media advertising and corporate messaging content directly to their customers.

In the pay-at-the-table and pay-at-the-car markets, we have established key distribution partnerships with large banks and processors with whom we have agreed to market our ON THE SPOT wireless restaurant payment system to the top 250 restaurant companies domestically. We have also integrated our solutions with the top three Restaurant Management System Vendors, allowing our systems to work seamlessly within the restaurant, and we have also launched our ON THE SPOT Managed solution targeted at the ISO channel as an easy to install turnkey solution for smaller restaurants.

Pursue Selective, Strategic Acquisitions

We may augment our organic growth by acquiring complementary businesses, product lines, or technologies. Our acquisition strategy is intended to broaden our suite of electronic payment solutions, expand our presence in selected geographies, broaden our customer base, and increase our penetration of distribution channels and vertical markets.

Our System Solutions

Our system solutions are available in several distinctive modular configurations, offering our customers flexibility to support a variety of consumer payment and connectivity options, including wireline and wireless IP technologies.

Countertop

Our countertop electronic payment systems accept magnetic, smart card, and contactless/RFID cards and support credit, debit, check, electronic benefits transfer, and a full range of pre-paid products, including gift cards and loyalty programs, among many others. Our countertop solutions are available under the Vx solutions, NURIT, and Secura brands. These electronic payment systems incorporate high performance 32-bit ARM microprocessors and have product line extensions targeted at the high-end countertop broadband and wireless solutions for financial retail, multi-lane retail, hospitality, government, and health care market segments. We design our products in a modular fashion to offer a wide range of options to our customers, including the ability to deploy new technologies at minimal cost as technology standards change. Our electronic payment systems are easily integrated with a full range of optional external devices, including secure PIN pads, check imaging equipment, barcode readers, contactless/RFID readers, and biometric devices. Our secure PIN pads support credit and debit transactions, as well as a wide range of applications that are either built into electronic payment systems or connect to electronic cash registers, or ECRs, and POS systems. In addition, we offer an array of certified software applications and application libraries that enable our countertop systems and secure PIN pads to interface with major ECR and POS systems.

Mobile/Wireless

We offer a line of wireless system solutions that support IP-based CDMA, GPRS, and Wi-Fi technologies for secure, “always on” connectivity. In addition, we have recently added a Bluetooth communications solution to our portfolio of wireless payment systems. We expect that market opportunities for wireless solutions will continue to be found in developing countries where wireless telecommunications networks are being deployed at a much faster rate than wireline networks. We have leveraged our wireless system to enter into new markets for electronic payment solutions such as the emerging pay-at-the-table market solutions for full-service restaurants and systems for transportation and delivery segments where merchants and consumers are demanding secure payment systems to reduce fraud and identity theft.

Consumer-activated

We offer a line of products specifically designed for consumer-activated functionality at the point of sale. These products include large, easy-to-read displays, user-friendly interfaces, ECR interfaces, durable key pads, signature capture functionality, and other features that are important to serving customers in a multi-lane retail environment. For example, our signature capture devices automatically store signatures and transaction data for fast recall, and the signature image is time stamped for fraud prevention. Our consumer-activated system solutions also enable merchants to display advertising, promotional content, loyalty program information, and electronic forms in order to market products and services to consumers at the point of sale. We have extended our product portfolio to support these same features into the unattended market segments such as parking, ticketing, vending machines, gas pumps, self-checkout, and QSR markets.

Petroleum

Our family of products for petroleum companies consists of integrated electronic payment systems that combine card processing, fuel dispensing, and ECR functions, as well as secure payment systems for integration with leading petroleum pump controllers and systems. These products are designed to meet the needs of petroleum company operations, where rapid consumer turnaround, easy pump control, and accurate record keeping are imperative. These products allow our petroleum company customers to manage fuel dispensing and control and enable “pay at the pump” functionality, cashiering, store management, inventory management, and accounting for goods and services at the point of sale. They are compatible with a wide range of fuel pumps, allowing retail petroleum outlets to integrate our systems easily at most locations. We have recently expanded this suite of products to add a range of high security unattended devices and related software products targeted at integration with the petroleum pumps in domestic and international markets.

Server-based

Our server-based transaction products enable merchants to integrate advanced payment functionality into PC-based electronic systems seamlessly. These products handle all of the business logic steps related to an electronic payment transaction (credit, debit, gift, and loyalty), including collection of payment-related information from the consumer and merchant, and communication with payment processors for authorization and settlement. Our products also enable the functionality of peripherals that connect to PC-based electronic payment systems, including consumer-activated products such as secure PIN pads and signature capture devices. The PayWare software product line we acquired from Trintech Group PLC in November 2006 has augmented our server based, enterprise payment software solutions. They include PayWare Merchant, a scalable, high-performance payment solution and Card Management System, or CMS, an enterprise solution used by both acquiring and issuing entities.

Our Services

Client Services

We support our installed base by providing payment system consulting, deployment, on-site and telephone-based installation and training, 24-hour help desk support, repairs, replacement of impaired system solutions, asset tracking, and reporting. We provide a single source of comprehensive management services providing support primarily for our own system solutions in most vertical markets. Our services address many system configurations, including local area networks, leased-line, and dial-up environments. We also offer customized service programs for specific vertical markets in addition to standardized service plans.

Customized Application Development

We provide specific project management services for large turn-key application implementations. Our project management services include all phases of implementation, including customized software development, procurement, vendor coordination, site preparation, training, installation, follow-on support, and legacy system disposal. We also offer customer education programs as well as consulting services regarding selection of product and payment methodologies and strategies such as debit implementation. We believe that our client services are distinguished by our ability to perform mass customizations for large customers quickly and efficiently.

Technology

We have developed the following core technologies that are essential to the creation, delivery, and management of our system solutions. We believe these technologies are central to our leadership position in the electronic payment solutions industry.

Platform Architecture

Our secure, multi-tasking, multi-application platform architecture consists of an ARM System-on-Chip, our Verix and NURIT operating systems, multi-application support, and file authentication technology. The combination of these technologies provides an innovative memory protection and separation scheme to ensure a robust and secure operating environment, enabling the download and execution of multiple applications on an electronic payment system without the need for recertification.

Our operating environment and modular design provide a consistent and intuitive user interface for third-party applications as well as our own. We believe our platform design enables our customers to deliver and manage multi-application payment systems in a timely, secure, and cost-effective manner. We continue to enhance and extend the capabilities of our platform to meet the growing demands of our customers for multi-application payment systems.

Our newer consumer-activated and unattended payment system solutions also incorporate a commercial Linux operating system that we have customized to include security, application resources, and data communication capabilities required in these payment systems. The Linux operating system was chosen for functionality, adaptability, and robustness as well as the readily available development tools for graphical user interface and multi-media content applications.

Libraries and Development Tools

We believe that by delivering a broad portfolio of application libraries and development tools to our large community of internal and third-party application developers, we are able to significantly reduce the time to obtain certification for our system solutions. By packaging complex programming modules such as EMV, smart card interfaces, wireless communications, IP, and secure socket layer, or SSL, into standard libraries with defined programming interfaces, we facilitate the timely and consistent implementation of our multi-application system solutions. Further, we maintain a high level of application compatibility across platforms, facilitating the migration of applications to future solutions.

We also provide developer tool kits that contain industry standard visual development environments (C/C++) along with platform-specific compilers and debuggers. We provide numerous support vehicles for our application development communities, including Developer Training, a dedicated developers’ support team, and VeriFone DevNet, an online developers’ portal that provides registered developers access to libraries, tools, programming guides, and support. Our libraries, tool kits, training, and support systems facilitate the rapid growth in deployment of third-party, value-added applications for our system solutions.

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

Application Framework

Our SoftPay application framework contains a comprehensive set of pre-certified software modules enabling rapid configuration and delivery of merchant-ready applications for payment processors and financial institutions. We have configured SoftPay for use in a broad range of vertical markets including retail, restaurants, lodging, and rental services. SoftPay supports our comprehensive range of wireline and wireless IP communications options, including Ethernet, CDMA, GPRS, and Wi-Fi.

Remote Management System

Effective remote management is essential to cost effective deployment and maintenance of electronic payment systems. Our VeriCentre and NURIT Control Center systems provide broad remote management functionality for our system solutions, including software downloads, application management, remote diagnostics, and information reporting. In addition, we have developed a solution for managing the multi-media content, signature capture/storage/retrieval, and device management of our multi-media capable, consumer activated Mx product line. Our management system licensees are responsible for the implementation, maintenance, and operation of the system. In certain markets and with certain customers, we maintain and manage the system to provide remote management services directly to customers. In addition, message management functionality allows financial institutions and payment processors to send customized text and graphics messages to any or all of their Verix NURIT, Secura, or Mx terminal based merchants, and receive pre-formatted responses.

Customers

Our customers include financial institutions, payment processors, petroleum companies, large retailers, government organizations, and healthcare companies, as well as ISOs, which re-sell our system solutions to small merchants. In North America, for the fiscal year ended October 31, 2007, approximately 45% of our sales were via ISOs, distributors, resellers, and system integrators, approximately 45% were direct sales to petroleum companies, retailers, and government-sponsored payment processors, and the remainder were to non-government-sponsored payment processors and financial institutions. Internationally, for the fiscal year ended October 31, 2007, approximately 30% of our sales were via distributors, resellers, and system integrators and the remaining 70% were direct sales to financial institutions, payment processors, and major retailers.

The percentage of net revenues from our ten largest customers, including First Data Corporation, is as follows:

	Years Ended October 31
	2007	2006	2005

Percentage of net revenues from our ten largest customers	30.8%	36.1%	33.1%
Percentage of net revenues from First Data Corp. and its affiliates	*	13.0%	12.0%

*	Less than 10% of net revenues

No customer accounted for more than 10% of our net revenues for the fiscal year ended October 31, 2007 and no customer, other than First Data Corporation and its affiliates, accounted for more than 10% of our net revenues for the fiscal years ended October 31, 2006 and 2005. Sales to First Data Corporation and its affiliates include its TASQ Technology division, which aggregates orders it receives from payment processors and ISOs.

Sales and Marketing

Our North American sales teams are focused specifically on financial institutions, payment processors, third-party distributors, and value-added resellers, and on specific vertical markets, such as petroleum, multi-lane retail, restaurants, bank branches, self-service kiosks, government, and healthcare. Our International sales teams are based in offices located in 19 countries with regional coverage responsibilities in Europe, the Middle East and Africa, or EMEA, Asia/Pacific, and Latin America. Typically, each sales team includes a general manager or managing director, account representatives, business development personnel, sales engineers, and customer service representatives with specific vertical market expertise. The sales teams are supported by client services, manufacturing, and product development teams to deliver products and services that meet the needs of our diverse customer base.

Our marketing group is responsible for product management, account management, program marketing, and corporate communications. Our product management group analyzes and identifies product and technology trends in the marketplace and works closely with our research and development group to develop new products and enhancements. Our program marketing function promotes adoption of our branded solutions through initiatives such as our Value-Added Partner, or VAP, Program. Our corporate communications function coordinates key market messaging across regions, including public relations and go-to-market product campaigns.

As of October 31, 2007, we had 367 sales and marketing employees, representing approximately 17% of our total workforce.

Our VAP Program provides a technical, operational, and marketing environment for third-party developers to leverage our distribution channels to sell value-added applications and services. As of October 31, 2007, over 37 third-party developers, or partners, in our VAP Program have provided solutions for pre-paid cards, gift cards, and loyalty cards and age verification services, among others. Through the program, merchants obtain seamless access to value-added applications, allowing them to differentiate their offerings without a costly product development cycle.

Global Outsourcing and Manufacturing Operations

Prior to our Lipman acquisition, we outsourced 100% of our product manufacturing to providers in the Electronic Manufacturing Services, or EMS, industry. This work was outsourced to Jabil Circuit, Inc., Sanmina-SCI Corporation, and Inventec Appliances Corporation. We have enabled direct shipment capability for several product lines from our EMS providers to our customers in various countries around the world. We have enhanced our previous supply chain model by creating a hybrid global manufacturing function where we will be able to enjoy the best elements of our outsourced model combined with our Israeli in-house manufacturing facilities. We believe that this new manufacturing model will provide us with significant advantages in terms of cost, new product introductions, flexibility to meet market demand, and quality.

Competition

Our principal competitors in the market for electronic payment systems and services are Ingenico S.A. and Hypercom Corporation, the two other large providers of payment systems as well as First Data Corporation, Gemalto N.V., Gilbarco, Inc., a subsidiary of Danaher Corporation, International Business Machines Corporation, MICROS Systems, Inc., NCR Corporation, Radiant Systems, Inc., and Symbol Technologies, Inc., which is owned by Motorola, Inc. We compete primarily on the basis of the following factors: trusted brand, end-to-end system solutions, product certifications, value-added applications and advanced product features, advanced communications modularity, reliability, and low total cost of ownership.

We expect competition in our industry will be largely driven by the requirements to respond to increasingly complex technology, industry certifications, and security standards. We also see continued emphasis on consolidation among suppliers as evidenced by the recent Ingenico S.A./SAGEM Monetal merger and the acquisition by Hypercom of Thales e-Transactions, as the scale advantages related to research and development investment, volume purchasing power, and sales/technical support infrastructure continues to put pressure on smaller companies in our industry. In addition, First Data Corporation, a leading provider of payment processing services, has developed and continues to develop a series of proprietary electronic payment systems for the U.S. market.

Research and Development

We work with our customers to develop system solutions that address existing and anticipated end-user needs. Our development activities are distributed globally and managed primarily from the U.S. We utilize regional application development capabilities in locations where labor costs are lower than in the United States and where regional expertise can be leveraged for our target markets in Asia, Europe, and Latin America. Our regional development centers provide customization and adaptation to meet the needs of customers in local markets. Our modular designs enable us to customize existing systems in order to shorten development cycles and time to market.

Our research and development goals include:

•	developing new solutions, technologies, and applications;

•	developing enhancements to existing technologies and applications; and

•	ensuring compatibility and interoperability between our solutions and those of third parties.

Our research and development expenses were $65.4 million, $47.4 million, and $41.8 million for the fiscal years ended October 31, 2007, 2006, and 2005, respectively. Research and development expenses as a percent of net revenues were 7.2%, 8.1%, and 8.6% for the fiscal years ended October 31, 2007, 2006, and 2005, respectively. As of October 31, 2007, we had 774 research and development employees representing approximately 35% of our total workforce.

Industry Standards and Government Regulations

In order to offer products that connect to payment networks, electronic payment system providers must certify their products and services with card associations, financial institutions, and payment processors, as well as comply with government and telecommunications company regulations.

We have gained an in-depth knowledge of certification requirements and processes by working closely with card associations, payment processors, security organizations, and international regulatory organizations to certify our new products. We accelerate this certification process by leveraging our applications, user interface, and core technologies.

We retain a group of engineers who specialize in security design methodologies. This group is responsible for designing and integrating security measures in our system solutions and conducts early design reviews with independent security lab consultants to ensure compliance of our electronic payment system designs with worldwide security standards.

Regulatory certifications are addressed by our compliance engineering department, which is staffed by electromagnetic compatibility, or EMC, safety, telecommunications, and wireless carrier certification experts.

We actively participate in electronic payment industry working groups that help develop market standards. Our personnel are members of several working groups of the American National Standards Institute, or ANSI, a private, non-profit organization that administrates and coordinates voluntary standardization in the U.S. and the Industry Standards Organization which contains working groups responsible for international security standards. They have leadership roles on subcommittees that develop standards in such areas as financial transactions, data security, smart cards, and the petroleum industry.

We also are subject to other legal and regulatory requirements, including the European Union’s, or EU, Restriction on Hazardous Substances, or RoHS, Directive and the European Union Directive on Waste Electrical and Electronic Equipment, or WEEE, which are designed to restrict the use of certain hazardous substances in finished goods and to require active steps to promote recycling of components to limit the total quantity of waste going to final disposal.

Although the European Commission has adopted both directives, each member state is responsible for their enforcement. Each EU member state has an independent responsibility to enact national law to give effect to the WEEE Directive within its own borders, resulting in some variations in the implementation of WEEE among the different EU countries. In contrast, the RoHS directive has been universally implemented in all EU countries in a standard manner. In addition, similar legislations could be enacted in other jurisdictions, including the United States.

In March 2007, VeriFone achieved compliance with the “Administrative Measures on the Control of Pollution Caused by Electronic Information Products,” commonly referred to as China RoHS regulations, as required by China’s Ministry of Information Industry. Similar to the EU RoHS Directive, the China regulations restrict the importation into and production within China of electrical equipment containing certain hazardous materials in electronic equipment.

We believe we have taken all necessary steps to ensure all newly finished goods shipping into EU, China, and U.S. markets were fully compliant with regional or country specific environmental legislation. We are also working diligently with local business representatives and/or customers on the various local WEEE compliance strategies, including WEEE registration, collection, reporting and recycling schemes.

We are also subject to the following standards and requirements:

Security Standards

Industry and government security standards ensure the integrity of the electronic payment process and protect the privacy of consumers using electronic payment systems. New standards are continually being adopted or proposed as a result of worldwide fraud prevention initiatives, increasing the need for new security solutions and technologies. In order for us to remain compliant with the growing variety of international requirements, we have developed a security architecture that incorporates physical, electronic, operating system, encryption, and application-level security measures. This architecture has proven successful even in countries that have particularly stringent and specific security requirements, such as Australia, Canada, Germany, the Netherlands, New Zealand, Singapore, Sweden, and Switzerland.

Card Association Standards

Payment Card Industry Security Standards.  In September 2006, PCI Security Standards Council was formed by American Express, Discover Financial Services, JCB, MasterCard, and Visa. The PCI Security Standards Council is responsible for developing and disseminating security specifications, validation testing methods and security assessor training. The five founding companies participate on the policy setting Executive Committee of the Payment Card Industry Security Standards Council.

In September 2006, the Council published an updated version of the PCI Data Security Standard, or PCI-DSS, that represents a common set of industry tools and measurements to help ensure the safe handling of sensitive electronic transaction information. The card associations continue to maintain their own security programs but they recognize the PCI-DSS as the industry standard. With significant risk to their brand name and penalties for non-compliance or a security breach, merchants have budgeted and are spending large amounts of money to achieve PCI-DSS compliance. The PCI-SSC is also in the process of adopting the PABP program and making it a mandate of the PCI-DSS. This new program will be called the Payment Application Data Security Standard, or PA-DSS, and it will force the retirement or re-architecture of insecure point of sale systems. Visa has issued a mandate that all new merchants boarded by October 2008 must use a PABP validated application. To make PCI-DSS compliance easier merchants will be forced to look for PABP validated applications.

In September 2007, the PCI Security Standards Council announced that the PCI PIN Entry Device, or PED, standard will be rolled under the PCI Security Standards Council. This PCI PED standard was previously maintained and updated by Visa, MasterCard, and JCB. The PCI PED specification and testing requirements will become a standard specification for the five card associations. All previous mandates and deadlines regarding PCI PED compliance will remain in effect under the PCI Security Standards Council. Further alignment with regional and national debit networks and certification bodies may occur, which would enable electronic payment system providers to certify payment technology more quickly and cost effectively. In practice, the PCI PED approval process represents a significant increase in level of security and technical complexity for PIN Entry Devices.

EMV Standards.  EuroPay, MasterCard, and Visa, or EMV, have introduced new standards to address the growing need for transaction security and interoperability. One important example is their establishment of EMVCo LLC, a smart card standards organization that has prescribed specifications for electronic payment systems (MasterCard, Visa, and JCB) to receive certifications for smart card devices and applications. The EMV standard is designed to ensure global smart card interoperability across all electronic payment systems. To ensure adherence to this standard, specific certifications are required for all electronic payment systems and their application software. We maintain EMV certifications across our applicable product lines.

Contactless System Standards.  The major card associations have each established a brand around contactless payment. The brands and specifications are PayPass® for MasterCard, Visa payWave® and Visa Wave® for Visa, ExpressPay® for American Express, and ZIP® for Discover Financial services. Along with these brands each of the card associations has developed its own specifications governing its brands user experience, data management, the card-to-reader protocols and in at least one case the protocol between the contactless reader and the host device. Each brand of contactless payment has a complete set of specifications, certification requirements and a very controlled testing and approval process. In order to access the specification and approval process, payment system manufacturers must become licensees of the relevant card association’s specification. Although all of the specifications are based on ISO-IEC 14443, a standard developed by the International Organization for Standardization, the application approval processes are not compatible with one another. MasterCard has recently assigned its PayPass® contactless implementation specifications to EMVCo LLC, which may be a first step towards the creation of a common specification and certification standard for contactless payment systems. VeriFone actively participates in several standards’ bodies pursuing common standards for contactless payments, including INCITS B10, The Smart Card Alliance and the NFC Forum.

MasterCard PTS and TQM Standard.  The MasterCard POS Terminal Security (PTS) Program addresses stability and security of IP communications between IP-enabled POS terminals and the acquirer host system using authentication/encryption protocols approved by MasterCard ensuring transaction data integrity. The purpose of this program is threefold:

•	provide POS vendors with security guidelines to counter the threats presented by the use of Internet/IP technologies within the POS terminal infrastructure;

•	specifically address network vulnerabilities within the increasingly popular IP networks; and

•	identify potential vulnerabilities of an end-to-end solution that may occur as a result of failing to provide confidentiality, integrity, availability, authentication, non-repudiation, and replay attack prevention on the data being transmitted over the Internet.

We have successfully achieved Vx product-line and NURIT product-line compliance with the new MasterCard PTS security specification regarding security of IP-based systems. The MasterCard PTS program approval applies to several IP-enabled products including the Vx 510, Vx 570, Vx 610, and Vx 670, as well as the NURIT 8000, NURIT 8210, and NURIT 8400 payment systems. We are the first and only terminal vendor to achieve such a distinction across an entire product line.

The MasterCard Terminal Quality Management (TQM) program was created in 2003 to “help ensure the quality and reliability of EMV compliant terminals worldwide.” MasterCard’s TQM program validates the entire lifecycle of the product, from design to manufacturing and deployment. This is a hardware quality management program, on top of the EMV Level 1 certification. It mainly involves the review and audit of the vendor’s process in the different phases of implementation, manufacturing, and distribution. At the end of the process, the product is given a quality label. MasterCard has mandated the quality label to all their member banks and has made it a pre-requisite for their Terminal Integration Process (TIP) since December 2003. We maintain TQM approval across all EMV Level 1 approved products deployed with EMV applications.

Payment Processor/Financial Institution Requirements

U.S. payment processors have two types of certification levels, Class A and Class B. Class B certification ensures that an electronic payment system adheres to the payment processor’s basic functional and network requirements. Class A certification adds another stipulation that the processor actively support the electronic payment system on its internal help desk systems. Attainment of Class A certification, which may take up to twelve months, requires working with each payment processor to pass extensive functional and end-user testing and to establish the help desk related infrastructure necessary to provide Class A support. Attaining Class A certifications increases the number of payment processors that may actively sell and deploy a particular electronic payment system. We have significant experience in attaining these critical payment processor certifications and have a large portfolio of Class A certifications with major U.S. processors. In addition, several international financial institutions and payment processors have certification requirements that electronic payment systems must comply with in order to process transactions on their specific networks. We have significant direct experience and, through our international distributors, indirect experience in attaining these required certifications across the broad range of system solutions that we offer to our international customers.

Telecommunications Regulatory Authority and Carrier Requirements

Our products must comply with government regulations, including those imposed by the Federal Communications Commission and similar telecommunications authorities worldwide regarding emissions, radiation, safety, and connections with telephone lines and radio networks. Our products must also comply with recommendations of quasi-regulatory authorities and of standards-setting committees. Our electronic payment systems have been certified as compliant with a large number of national requirements, including those of the Federal Communications Commission and Underwriters Laboratory in the U.S. and similar local requirements in other countries.

In addition to national requirements for telecommunications systems, wireless network service providers mandate certain standards by which all connected devices and systems must comply with in order to operate on these networks. Many wireless network carriers have their own certification process for devices to be activated and used on their networks. Our wireless electronic payment systems have been certified by leading wireless carrier networks around the world.

Proprietary Rights

We rely primarily on copyrights, trademarks, patent filings, and trade secret laws to establish and maintain our proprietary rights in our technology and products. VeriFone maintains a patent incentive program and patent committee, which encourages and rewards employees to present inventions for patent application and filings.

We currently hold 23 patents and have 38 patent applications filed with various patent offices in several countries throughout the world, including the United Status, Canada, United Kingdom, European Union, China, Israel, India, Australia, Japan, and South Africa.

We currently hold trademark registration in approximately 28 countries for VERIFONE and in approximately 40 countries for VERIFONE including our ribbon logo. We currently hold trademark registration in the United States and a variety of other countries for product names and other marks.

We have not generally registered copyrights in our software and other written works. Instead, we have relied upon common law copyright, customer license agreements, and other forms of protection. We use non-disclosure agreements and license agreements to protect software and other written materials as copyrighted and/or trade secrets.

In the U.S. and other countries, prior to 2001, our predecessor held patents relating to a variety of POS and related inventions, which expire in accordance with the applicable law in the country where filed. In 2001, as part of the divestiture of VeriFone, Inc. from Hewlett-Packard, or HP, HP and VeriFone, Inc. entered into a technology agreement whereby HP retained ownership of most of the patents owned or applied for by VeriFone prior to the date of divestiture. The technology agreement grants VeriFone a perpetual, non-exclusive license to use any of the patented technology retained by HP at no charge. In addition, we hold a non-exclusive license to patents held by NCR Corporation related to signature capture in electronic payment systems. This license expires in 2011, along with the underlying patents.

Segment and Geographical Information

For an analysis of financial information about geographic areas as well as our segments, see “Note 13 — Segment and Geographic Information” of Notes to Consolidated Financial Statements included herein.

Employees

As of October 31, 2007, we employed 2,224 persons worldwide. None of our employees are represented by a labor union agreement or collective bargaining agreement. We have not experienced any work stoppages and we believe that our employee relations are good.

Available Information

Our Internet address is http://www.verifone.com. We make available free of charge on our investor relations website under “SEC Filings” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports

on Form 8-K, registration statements and amendments to those reports and registration statements as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission, or SEC. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov. A copy of any materials we file with the SEC also may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

ITEM 1A.	RISK FACTORS

The risks set forth below may adversely affect our business, financial condition, and operating results. In addition to the risks set forth below and the factors affecting specific business operations identified with the description of these operations elsewhere in this report, there may also be risks of which we are currently aware, or that we currently regard as immaterial based on the information available to us that later prove to be material.

Risks Related to Our Business

Our internal processes and controls and our disclosure controls have been inadequate; if the processes and controls we have implemented and continue to implement are inadequate, we may not be able to comply with our financial statement certification requirements under applicable SEC rules, or prevent future errors in our financial reporting.

As described under “Item 9A — Controls and Procedures” in this Annual Report, we have identified material weaknesses in our internal control over financial reporting and have determined that our disclosure controls and procedures were not effective. These weaknesses contributed to our need to restate previously reported interim financial information for each of the first three quarters of our fiscal year ended October 31, 2007, and to the delays in the filing of this Annual Report on Form 10-K. We also were unable to file our quarterly reports on Form 10-Q for our fiscal quarters ended January 31, 2008 and April 30, 2008 on a timely basis. We have implemented and intend to continue to implement a number of additional and enhanced processes and controls to improve our internal control over financial reporting. However, if we are unsuccessful in adequately implementing these processes and controls, we may be unable to comply with Exchange Act Rules 13a-15 and 15d-15, which specify the processes and controls that public companies are required to have in place, and we may be unable to provide the executive certificates required by Exchange Act Rules 13a-14 and 15d-15, in our quarterly and annual reports. Even if we implement such controls, there can be no assurance that these controls will be sufficient to detect or prevent future errors in financial reporting. We have devoted additional resources to our financial control and reporting requirements, including hiring additional qualified employees in these areas. We expect to hire additional employees and may also engage additional consultants in these areas. Competition for qualified financial control and accounting professionals in the geographic areas in which we operate is keen and there can be no assurance that we will be able to hire and retain these individuals.

We have been named as a party to several class action and derivative action lawsuits arising from the restatements, and we may be named in additional litigation, all of which are likely to require significant management time and attention and expenses and may result in an unfavorable outcome which could have a material adverse effect on our business, financial condition, and results of operations.

In connection with the restatements of our historical interim financial statements, a number of securities class action complaints were filed against us and certain of our officers, and a number of purported derivative actions have also been filed against certain of our current and former directors and officers. See “Item 3 — Legal Proceedings” of this Annual Report on Form 10-K.

The amount of time and resources required to resolve these lawsuits is unpredictable, and defending ourselves is likely to divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, financial condition, and results of operations. In addition, an unfavorable outcome in such litigation is likely to have a material adverse effect on our business, financial condition, and results of operations.

Our insurance may not be sufficient to cover our costs in these actions. In addition, we may be obligated to indemnify (and advance legal expenses to) officers, employees and directors in connection with these actions. We currently hold insurance policies for the benefit of our directors and officers, although our insurance coverage may not be sufficient in some or all of these matters. Furthermore, our insurance carriers may seek to deny coverage in some or all of these matters, in which case we may have to fund the indemnification amounts owed to such directors and officers ourselves.

We are subject to the risk of additional litigation and regulatory proceedings or actions in connection with the restatements. We have responded to inquiries and provided information and documents related to the restatement to the SEC, the U.S. Department of Justice, the New York Stock Exchange, and the Chicago Board Options Exchange. The SEC also has expressed an interest in interviewing several current and former VeriFone officers and employees, and we are continuing to cooperate with the SEC in responding to the SEC’s requests for information. Additional regulatory inquiries may also be commenced by other U.S. federal, state or foreign regulatory agencies. In addition, we may in the future be subject to additional litigation or other proceedings or actions arising in relation to the restatement of our historical interim financial statements. Litigation and any potential regulatory proceeding or action may be time consuming, expensive and distracting from the conduct of our business. The adverse resolution of any specific lawsuit or any potential regulatory proceeding or action could have a material adverse effect on our business, financial condition, and results of operations.

Our restatement and related litigation, as well as related amendments to our credit instruments could result in substantial additional costs and expenses and adversely affect our cash flows, and may adversely affect our business, financial condition, and results of operations. We have incurred substantial expenses for legal, accounting, tax and other professional services in connection with the Audit Committee investigation, our internal review of our historical financial statements, the preparation of the restated financial statements, inquiries from government agencies, the related litigation, and the amendments to our credit agreement as a result of our failure to timely file our Exchange Act reports with the SEC. We estimate that we have incurred approximately $28.4 million of expenses related to these activities through July 31, 2008, including $1.4 million of professional fees to modify our credit instruments. We expect to continue to incur significant expenses in connection with these matters. See “Secured Credit Facility” under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional information related to the amendments to our credit agreement. For more information on the risks related to the amendments to our credit agreement, see the risk factor entitled “Our secured credit facility contains restrictive and financial covenants and, if we are unable to comply with these covenants, we will be in default” under “Risks Related to Our Capital Structure.”

Many members of our senior management team and our Board of Directors have been and will be required to devote a significant amount of time on matters relating to the restatement, our outstanding periodic reports, remedial efforts and related litigation. In addition, certain of these individuals are named defendants in the litigation related to the restatement. Defending these actions may require significant time and attention from them. If our senior management is unable to devote sufficient time in the future developing and pursuing our strategic business initiatives and running ongoing business operations, there may be a material adverse effect on our business, financial condition and results of operations.

We have experienced rapid growth, and if we cannot adequately manage our growth, our results of operations will suffer.

We have experienced rapid growth in our operations, both internally and from acquisitions. Future rapid growth may place a significant strain on managerial, operational, and financial resources. We cannot be sure that we have made adequate allowances for the costs and risks associated with our expansion, or that our systems, procedures, and managerial controls will be adequate to support further expansion in our operations. Any delay in implementing, or transitioning to, new or enhanced systems, procedures, or controls may adversely affect our ability to manage our product inventory and record and report financial and management information on a timely and accurate basis. We expect that growth will require us to hire additional finance and control, engineering, technical support, sales, administrative, and operational personnel. Competition for qualified personnel can be intense in the areas where we operate and we have faced challenges in hiring qualified employees in these areas. The process of locating, training and successfully integrating qualified personnel into our operations can be lengthy and expensive. If we are unable to successfully manage expansion, our results of operations may be adversely affected.

A significant percentage of our business is executed towards the end of our fiscal quarters. This could negatively impact our business and results of operations.

Revenues recognized in our fiscal quarters tend to be back-end loaded. This means that sales orders are received, product shipped, and revenue recognized increasingly towards the end of each fiscal quarter. This back-end loading, particularly if it becomes more pronounced, could adversely affect our business and results of operations due to the following factors:

•	the manufacturing processes at our internal manufacturing facility could become concentrated in a shorter time period. This concentration of manufacturing could increase labor and other manufacturing costs and negatively impact gross margins. The risk of inventory write offs could also increase if we were to hold higher inventory levels to counteract this;

•	the higher concentration of orders may make it difficult to accurately forecast component requirements and, as a result, we could experience a shortage of the components needed for production, possibly delaying shipments and causing lost orders;

•	if we are unable to fill orders at the end of a quarter, shipments may be delayed. This could cause us to fail to meet our revenue and operating profit expectations for a particular quarter and could increase the fluctuation of quarterly results if shipments are delayed from one fiscal quarter to the next or orders are cancelled by customers; and

•	increasing manufacturing and distribution costs.

We are subject to impairment charges due to potential declines in the fair value of our assets.

As a result of our acquisitions, particularly that of Lipman, we have significant goodwill on our balance sheet. We test that goodwill for impairment on a periodic basis as required at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The events or changes that could require us to test our goodwill for impairment include a reduction in our stock price and market capitalization and changes in our estimated future cash flows, as well as changes in rates of growth in our industry or in any of our reporting units. If we determine that goodwill is impaired in any of our reporting units, we may be required to record a significant charge to earnings which would adversely affect our financial results and could also materially adversely affect our business.

The government tax benefits that our Israeli subsidiary currently receives require it to meet several conditions and may be terminated or reduced in the future, which would impact the timing of cash tax payments for previously accrued taxes.

Our principal subsidiary in Israel (formerly Lipman) has received tax benefits under Israeli law for capital investments that are designated as “Approved Enterprises.” Lipman received such tax benefits of approximately $0.1 million in 2007, zero in 2006, and $4.0 million in 2005. To maintain our eligibility for these tax benefits, we must continue to meet conditions, including making specified investments in property, plant, and equipment, and continuing to manufacture in Israel. If we do not comply with these conditions in the future, the benefits received could be cancelled or reduced and we could be required to pay increased taxes or refund the amounts of the tax benefits Lipman received in the past, together with interest and penalties. Also, an increase in our assembly of products outside of Israel may be construed as a failure to comply with these conditions. These tax benefits may not continue in the future at the current levels or at all. The termination or reduction of these tax benefits, or our inability to qualify for new programs, could adversely affect our results of operations. Our principal subsidiary in Israel has undistributed earnings of approximately $133 million, the vast majority of which are attributable to Lipman’s Approved Enterprise programs. As such these earnings were not subject to Israeli statutory corporate tax at the time they were generated. To the extent that these earnings are distributed to the United States in the future, our Israeli subsidiary would be required to pay corporate tax at the rate ordinarily applicable to such earnings (currently between 10% and 25%) along with a 15% withholding tax. As of October 31, 2007, the Company has accrued $40.5 million for taxes associated with future distributions of Israeli earnings.

We face risks related to our recent migration to a common enterprise resource planning information system to integrate all business and finance activities.

We recently migrated the majority of our business and finance activities to a new enterprise resource planning information system, which replaced our previous systems. Due to the size and complexity of our business, including the acquisition of Lipman, the conversion process will continue to be very challenging. Any disruptions and problems that occur during the system conversion could adversely impact our ability to finish the conversion in a timely and cost effective way or the quality and reliability of the information generated by the new system. Even if we do succeed, the implementation of the remaining phases, and the optimization of the already installed phases may be much more costly than we anticipated. If we are unable to successfully complete implementation of our new information system as planned, in addition to adversely impacting our financial position, results of operations and cash flows in the short and long term, it could also affect our ability to collect the information necessary to timely and accurately file our financial reports with the SEC.

We depend upon third parties to physically manufacture many of our systems and to supply the components necessary to manufacture our products.

Prior to the Lipman acquisition, VeriFone did not directly manufacture the physical systems we design which form part of our System Solutions. In addition, Lipman did not manufacture systems it sold in Brazil or a majority of the systems designed by its Dione subsidiary. We arrange for a limited number of third parties to manufacture these systems under contract and pursuant to our specifications. Components such as application specific integrated circuits, or ASICs, payment processors, wireless modules, modems, and printer mechanisms that are necessary to manufacture and assemble our systems are sourced either directly by us or on our behalf by our contract manufacturers from a variety of component suppliers selected by us. If our suppliers are unable to deliver the quantities that we require, we would be faced with a shortage of critical components. We also experience from time to time an increase in the lead time for delivery of some of our key components. We may not be able to find alternative sources in a timely manner if suppliers of our key components become unwilling or unable to provide us with adequate supplies of these key components when we need them or if they increase their prices. If we are unable to obtain sufficient key required components, or to develop alternative sources if and as required in the future, or to replace our component and factory tooling for our products in a timely manner if they are damaged or destroyed, we could experience delays or reductions in product shipments. This could harm our relationships with our customers and cause our revenues to decline. Even if we are able to secure alternative sources or replace our tooling in a timely manner, our costs could increase. For the fiscal year ended October 31, 2007, over half of our component spending was for components we sourced from a single supplier or a small number of suppliers.

We have significant operations in Israel and therefore our results of operations may be adversely affected by political or economic instability or military operations in or around Israel.

We have offices and a manufacturing facility in Israel and many of our suppliers are located in Israel. Therefore, political, economic, and military conditions in Israel directly affect our operations. The future of peace efforts between Israel and its Arab neighbors remains uncertain. Any armed conflicts or further political instability in the region is likely to negatively affect business conditions and adversely affect our results of operations. Furthermore, several countries continue to restrict or ban business with Israel and Israeli companies. These restrictive laws and policies may seriously limit our ability to make sales in those countries.

In addition, many employees in Israel are obligated to perform at least 30 days and up to 40 days, depending on rank and position, of military reserve duty annually and are subject to being called for active duty under emergency circumstances. If a military conflict or war arises, these individuals could be required to serve in the military for extended periods of time. Our operations in Israel could be disrupted by the absence for a significant period of one or more key employees or a significant number of other employees due to military service. Any disruption in our operations in Israel could materially adversely affect our business.

We depend on our manufacturing and warehouse facility in Israel. If operations at this facility are interrupted for any reason, there could be a material adverse effect on our results of operations.

We currently assemble and test a majority of our NURIT products and some of our Dione products at our manufacturing facility located in Israel. Component and limited finished product inventories are also stored at this facility. Disruption of the manufacturing process at this facility or damage to it, whether as a result of fire, natural disaster, act of war, terrorist attack, or otherwise, could materially affect our ability to deliver products on a timely basis and could materially adversely affect our results of operations. We also assemble some of our NURIT products in Brazil. To the extent products are manufactured by third parties in additional countries, we may become more dependent on third-party manufacturers to produce and deliver products sold in these markets on a timely basis and at an acceptable cost.

We depend on a limited number of customers, including distributors and resellers, for sales of a large percentage of our System Solutions. If we do not effectively manage our relationships with them, our net revenues and operating results will suffer.

We sell a significant portion of our solutions through third parties such as independent distributors, independent sales organizations, or ISOs, value-added resellers, and payment processors. We depend on their active marketing and sales efforts. These third parties also provide after-sales support and related services to end user customers. When we introduce new applications and solutions, they also provide critical support for developing and porting the custom software applications to run on our various electronic payment systems and, internationally, in obtaining requisite certifications in the markets in which they are active. Accordingly, the pace at which we are able to introduce new solutions in markets in which these parties are active depends on the resources they dedicate to these tasks. Moreover, our arrangements with these third parties typically do not prevent them from selling products of other companies, including our competitors, and they may elect to market our competitors’ products and services in preference to our system solutions. If one or more of our major resellers terminates or otherwise adversely changes its relationship with us, we may be unsuccessful in replacing it. The loss of one of our major resellers could impair our ability to sell our solutions and result in lower revenues and income. It could also be time consuming and expensive to replicate, either directly or through other resellers, the certifications and the custom applications owned by these third parties.

A significant percentage of our net revenues is attributable to a limited number of customers, including distributors and ISOs. For the fiscal year ended October 31, 2007, VeriFone’s ten largest customers accounted for approximately 30.8% of VeriFone’s net revenues. No customer accounted for more than 10% of VeriFone’s net revenues in that period. If any of our large customers significantly reduces or delays purchases from us or if we are required to sell products to them at reduced prices or on other terms less favorable to us, our revenues and income could be materially adversely affected.

A majority of our net revenues is generated outside of the United States and we intend to continue to expand our operations internationally. Our results of operations could suffer if we are unable to manage our international expansion and operations effectively.

During the fiscal year ended October 31, 2007, 61% of our net revenues were generated outside of the United States. We expect our percentage of net revenues generated outside of the United States to continue to increase in the coming years. Part of our strategy is to expand our penetration in existing foreign markets and to enter new foreign markets. Our ability to penetrate some international markets may be limited due to different technical standards, protocols or product requirements. Expansion of our international business will require significant management attention and financial resources. Our international net revenues will depend on our continued success in the following areas:

•	securing commercial relationships to help establish our presence in international markets;

•	hiring and training personnel capable of marketing, installing and integrating our solutions, supporting customers, and managing operations in foreign countries;

•	localizing our solutions to target the specific needs and preferences of foreign customers, which may differ from our traditional customer base in the United States;

•	building our brand name and awareness of our services among foreign customers; and

•	implementing new systems, procedures, and controls to monitor our operations in new markets.

In addition, we are subject to risks associated with operating in foreign countries, including:

•	multiple, changing, and often inconsistent enforcement of laws and regulations;

•	satisfying local regulatory or industry imposed security or other certification requirements;

•	competition from existing market participants that may have a longer history in and greater familiarity with the foreign markets we enter;

•	tariffs and trade barriers;

•	laws and business practices that favor local competitors;

•	fluctuations in currency exchange rates;

•	extended payment terms and the ability to collect accounts receivable;

•	economic and political instability in foreign countries;

•	imposition of limitations on conversion of foreign currencies into U.S. dollars or remittance of dividends and other payments by foreign subsidiaries;

•	changes in a specific country’s or region’s political or economic conditions; and

•	greater difficulty in safeguarding intellectual property in areas such as China, Russia, and Latin America.

In addition, compliance with foreign and U.S. laws and regulations that are applicable to our international operations is complex and may increase our cost of doing business in international jurisdictions and our international operations could expose us to fines and penalties if we fail to comply with these regulations. These laws and regulations include import and export requirements, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials. Although we have implemented policies and procedures designed to ensure compliance with these laws, there can be no assurance that our employees, contractors, and agents will not take actions in violation of our policies, particularly as we expand our operations through organic growth and acquisitions. Any such violations could subject us to civil or criminal penalties, including substantial fines or prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our reputation, our brand, our international expansion efforts, our business, and our operating results. In addition, if we fail to address the challenges and risks associated with international expansion and acquisition strategy, we may encounter difficulties implementing our strategy, which could impede our growth or harm our operating results.

Our quarterly operating results may fluctuate significantly as a result of factors outside of our control, which could cause the market price of our common stock to decline.

We expect our revenues and operating results to vary from quarter to quarter. As a consequence, our operating results in any single quarter may not meet the expectations of securities analysts and investors, which could cause the price of our common stock to decline. Factors that may affect our operating results include:

•	the type, timing, and size of orders and shipments;

•	demand for and acceptance of our new product offerings;

•	delays in the implementation and delivery of our products and services, which may impact the timing of our recognition of revenues;

•	variations in product mix and cost during any period;

•	development of new relationships and maintenance and enhancement of existing relationships with customers and strategic partners;

•	component supplies, manufacturing, or distribution difficulties;

•	deferral of customer contracts in anticipation of product or service enhancements;

•	timing of commencement, implementation, or completion of major implementations projects;

•	timing of governmental, statutory and industry association requirements;

•	the relative mix of North America and International net revenues;

•	fluctuations in currency exchange rates;

•	the fixed nature of many of our expenses; and

•	industry and economic conditions, including competitive pressures and inventory obsolescence.

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

Our International sales of System Solutions tend to carry lower average selling prices and therefore have lower gross margins than our sales in North America. As a result, if we successfully expand our International sales, any improvement in our results of operations will likely not be as favorable as an expansion of similar magnitude in the United States and Canada. In addition, we are unable to predict for any future period our proportion of revenues that will result from International sales versus sales in North America. Variations in this proportion from period to period may lead to volatility in our results of operations which, in turn, may depress the trading price of our common stock.

Fluctuations in currency exchange rates may adversely affect our results of operations.

A substantial portion of our business consists of sales made to customers outside the United States. A portion of the net revenues we receive from such sales is denominated in currencies other than the U.S. dollar. Additionally, portions of our cost of net revenues and our other operating expenses are incurred by our International operations and denominated in local currencies. Fluctuations in the value of these net revenues, costs and expenses as measured in U.S. dollars have affected our results of operations historically, and adverse currency exchange rate fluctuations may have a material impact in the future. In addition, our balance sheet reflects non-U.S. dollar denominated assets and liabilities, primarily intercompany balances, which can be adversely affected by fluctuations in currency exchange rates. We have entered into foreign currency forward contracts and other arrangements intended to hedge our exposure to adverse fluctuations in exchange rates. Nevertheless, these hedging arrangements may not always be effective, particularly in the event of imprecise forecasts of non-U.S. denominated assets and liabilities. Accordingly, if there is an adverse movement in exchange rates, we might suffer significant losses. Additionally, hedging programs expose us to risks that could adversely affect our operating results, including the following:

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

Protection against fraud is of key importance to the purchasers and end users of our solutions. We incorporate security features, such as encryption software and secure hardware, into our solutions to protect against fraud in electronic payment transactions and to ensure the privacy and integrity of consumer data. Our solutions may be vulnerable to breaches in security due to defects in the security mechanisms, the operating system and applications, or the hardware platform. Security vulnerabilities could jeopardize the security of information transmitted or stored using our solutions. In general, liability associated with security breaches of a certified electronic payment system belongs to the institution that acquires the financial transaction. However, if the security of our solutions is compromised, our reputation and marketplace acceptance of our solutions will be adversely affected, which would cause our business to suffer, and we may become subject to damage claims.

Our solutions may have defects that could result in sales delays, delays in our collection of receivables, and claims against us.

We offer complex solutions that are susceptible to undetected hardware and software errors or failures. Solutions may experience failures when first introduced, as new versions are released, or at any time during their lifecycle. Any product recalls as a result of errors or failures could result in the loss of or delay in market acceptance of our solutions and adversely affect our business and reputation. Any significant returns or warranty claims could result in significant additional costs to us and could adversely affect our results of operations. Our customers may also run third-party software applications on our electronic payment systems. Errors in third-party applications could adversely affect the performance of our solutions.

The existence of defects and delays in correcting them could result in negative consequences, including the following: harm to our brand; delays in shipping system solutions; loss of market acceptance for our system solutions; additional warranty expenses; diversion of resources from product development; and loss of credibility with distributors and customers. Correcting defects can be time consuming and in some circumstances extremely difficult. Software errors may take several months to correct, and hardware defects may take even longer to correct.

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

The accumulation of excess or obsolete inventory may result in price reductions and inventory write-downs, which could adversely affect our business and financial condition. We incurred an obsolescence cost of $16.6 million for obsolete inventory, scrap, and purchase commitments for excess components at contract manufacturers during the fiscal year ended October 31, 2007, primarily due to the implementation of PCI security standards which significantly reduced the markets in which non-PCI compliant finished goods and related accessories could be sold. In the fiscal year ended October 31, 2006, we incurred an obsolescence charge of $3.5 million primarily as a result of discontinued and legacy financial and retail products and check readers, in addition to the establishment of a reserve for certain memory components that are high risk in nature as they are no longer used in manufacturing and are only being held as future repair stock.

Our proprietary technology is difficult to protect and unauthorized use of our proprietary technology by third parties may impair our ability to compete effectively.

We may not be able to protect our proprietary technology, which could enable competitors to develop services that compete with our own. We rely on copyright, trademark, and trade secret laws, as well as confidentiality, licensing and other contractual arrangements to establish and protect the proprietary aspects of our solutions. We do not own any patents that protect important aspects of our current solutions. The laws of some countries in which we sell our solutions and services may not protect software and intellectual property rights to the same extent as the laws in the United States. If we are unable to prevent misappropriation of our technology, competitors may be able to use and adapt our technology. Our failure to protect our technology could diminish our competitive advantage and cause us to lose customers to competitors.

Our business may suffer if we are sued for infringing the intellectual property rights of third parties, or if we are unable to obtain rights to third-party intellectual property on which we depend.

Third parties have in the past asserted and may in the future assert claims that our system solutions infringe their proprietary rights. Such infringement claims, even if meritless, may cause us to incur significant costs in defending those claims. We may be required to discontinue using and selling any infringing technology and services, to expend resources to develop non-infringing technology or to purchase licenses or pay royalties for other technology. Similarly, we depend on our ability to license intellectual property from third parties. These or other third parties may become unwilling to license to us on acceptable terms intellectual property that is necessary to our business. In either case, we may be unable to acquire licenses for other technology on reasonable commercial terms or at all. As a result, we may find that we are unable to continue to offer the solutions and services upon which our business depends.

We have received, and have currently pending, third-party claims and may receive additional notices of such claims of infringement in the future. Infringement claims may cause us to incur significant costs in defending those claims. For example, during 2005, VeriFone incurred approximately $1.2 million and Lipman incurred approximately $1.5 million in expenses in connection with the defense and settlement of proceedings brought by Verve L.L.C. More recently, in September 2007, SPA Syspatronic AG commenced an infringement action against us and others and in March 2008, Cardsoft, Inc. and Cardsoft (Assignment for the Benefit of Credits), LLC commenced an infringement action against us and others. Infringement claims are expensive and time consuming to defend, regardless of the merits or ultimate outcome. Similar claims may result in additional protracted and costly litigation. There can be no assurance that we will continue to prevail in any such actions or that any license required under any such patent or other intellectual property would be made available on commercially acceptable terms, if at all. See “Item 3 — Legal Proceedings.”

We face litigation risks that could force us to incur substantial defense costs and could result in damages awards against us that would negatively impact our business.

As described in “Item 3 — Legal Proceedings,” there are a number of pending litigation and tax assessment matters each of which may be time-consuming to resolve, expensive to defend, and disruptive to normal business operations. The outcome of litigation is inherently difficult to predict. An unfavorable resolution of any specific lawsuit could have a material adverse effect on our business, results of operations and financial condition.

We may not be able to attract, integrate, manage, and retain qualified personnel.

Our success depends to a significant degree upon the continued contributions of our key senior management, engineering, sales and marketing, and manufacturing personnel, many of whom would be difficult to replace. In addition, our future success also depends on our ability to attract, integrate, manage, and retain highly skilled employees throughout our businesses. Competition for some of these personnel is intense, and in the past, we have had difficulty hiring employees in our desired time frame, particularly qualified finance and accounting professionals. We may be unsuccessful in attracting and retaining personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as timely product introductions.

In January and July 2008, we implemented work force reduction plans reducing the number of employees and contractors. These reductions have also required that we reassign certain employee duties. Workforce reductions and job reassignments could negatively affect employee morale, and make it difficult to motivate and retain the remaining employees and contractors, which would affect our ability to deliver our products in a timely fashion and otherwise negatively affect our business.

In addition, the restatement of our historical interim financial statements has adversely impacted our ability to attract and retain qualified personnel and may also affect the morale and productivity of our workforce, including as a result of the uncertainties inherent in that process as well as our inability to provide equity-based compensation or permit the exercise of outstanding stock options until we have filed all of our required reports with the SEC. Moreover, the restatement process has adversely affected the market for our shares making our equity compensation program potentially less attractive for current or prospective employees.

Shipments of electronic payment systems may be delayed by factors outside of our control, which can harm our reputation and our relationships with our customers.

The shipment of payment systems requires us or our manufacturers, distributors, or other agents to obtain customs or other government certifications and approvals, and, on occasion, to submit to physical inspection of our systems in transit. Failure to satisfy these requirements, and the very process of trying to satisfy them, can lead to lengthy delays in the delivery of our solutions to our direct or indirect customers. Delays and unreliable delivery by us may harm our reputation in the industry and our relationships with our customers.

Force majeure events, such as terrorist attacks, other acts of violence or war, political instability, and health epidemics may adversely affect us.

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

While we believe we comply with environmental laws and regulations, we are still exposed to potential risks associated with environmental laws and regulations.

We are subject to other legal and regulatory requirements, including a European Union directive that places restrictions on the use of hazardous substances (RoHS) in electronic equipment, a European Union directive on Waste Electrical and Electronic Equipment (WEEE), and the environmental regulations promulgated by China’s Ministry of Information Industry (China RoHS). RoHS sets a framework for producers’ obligations in relation to manufacturing (including the amounts of named hazardous substances contained in products sold) and WEEE sets a framework for treatment, labeling, recovery, and recycling of electronic products in the European Union which may require us to alter the manufacturing of the physical devices that include our solutions and/or require active steps to promote recycling of materials and components. Although the WEEE directive has been adopted by the European Commission, national legislation to implement the directive is still pending in the member states of the European Union. In addition, similar legislation could be enacted in other jurisdictions, including in the United States. If we do not comply with the RoHS and WEEE directives and China RoHS, we may suffer a loss of revenue, be unable to sell in certain markets or countries, be subject to penalties and enforced fees, and/or suffer a competitive disadvantage. Furthermore, the costs to comply with RoHS and WEEE and China RoHS, or with current and future environmental and worker health and safety laws may have a material adverse effect on our results of operation, expenses and financial condition.

We may pursue complementary acquisitions and strategic investments, which will involve numerous risks. We may not be able to address these risks without substantial expense, delay or other operational or financial problems.

We may seek to acquire or make investments in related businesses, technologies, or products in the future. Acquisitions or investments involve various risks, such as:

•	the difficulty of integrating the technologies, operations, and personnel of the acquired business, technology or product;

•	the potential disruption of our ongoing business, including the diversion of management attention;

•	the possible inability to obtain the desired financial and strategic benefits from the acquisition or investment;

•	loss of customers;

•	the risk that increasing complexity inherent in operating a larger business may impact the effectiveness of our internal controls and adversely affect our financial reporting processes;

•	assumption of unanticipated liabilities;

•	the loss of key employees of an acquired business; and

•	the possibility of our entering markets in which we have limited prior experience.

Future acquisitions and investments could also result in substantial cash expenditures, potentially dilutive issuance of our equity securities, our incurring of additional debt and contingent liabilities, and amortization expenses related to other intangible assets that could adversely affect our business, operating results, and financial condition. We depend on the retention and performance of existing management and employees of acquired businesses for the day-to-day management and future operating results of these businesses.

Risks Related to Our Industry

Our markets are highly competitive and subject to price erosion.

The markets for our system solutions and services are highly competitive, and we have been subject to price pressures. Competition from manufacturers, distributors, or providers of products similar to or competitive with our system solutions or services could result in price reductions, reduced margins, and a loss of market share or could render our solutions obsolete. For example, First Data Corporation, a leading provider of payments processing services, and formerly our largest customer, has developed and continues to develop a series of proprietary electronic payment systems for the U.S. market.

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

We cannot be sure that we will successfully complete the development and introduction of new solutions or enhancements or that our new solutions will be accepted in the marketplace. We may also fail to develop and deploy new solutions and enhancements on a timely basis. In either case, we may lose market share to our competitors, and our net revenues and results of operations could suffer.

We must adhere to industry and government regulations and standards and therefore sales will suffer if we cannot comply with them.

Our system solutions must meet industry standards imposed by EMVCo LLC, Visa, MasterCard, and other credit card associations and standard setting organizations. New standards are continually being adopted or proposed as a result of worldwide anti-fraud initiatives, the increasing need for system compatibility and technology developments such as wireless and wireline IP communication. Our solutions also must comply with government regulations, including those imposed by telecommunications authorities and independent standards groups worldwide regarding emissions, radiation, and connections with telecommunications and radio networks. We cannot be sure that we will be able to design our solutions to comply with future standards or regulations on a timely basis, if at all. Compliance with these standards could increase the cost of developing or producing our solutions. New products designed to meet any new standards need to be introduced to the market and ordinarily need to be certified by the credit card associations and our customers before being purchased. The certification process is costly and time consuming and increases the amount of time it takes to sell our products. Our business and financial condition could be adversely affected if we cannot comply with new or existing industry standards, or obtain or retain necessary regulatory approval or certifications in a timely fashion, or if compliance results in increasing the cost of our products. Selling products that are non-compliant may result in fines against us or our customers, which we may be liable to pay.

Risks Related to Our Capital Structure

Our secured credit facility contains restrictive and financial covenants and, if we are unable to comply with these covenants, we will be in default. A default could result in the acceleration of our outstanding indebtedness, which would have an adverse effect on our business and stock price.

On October 31, 2006, we entered into a secured credit agreement consisting of a Term B Loan facility of $500 million and a revolving credit facility permitting borrowings of up to $40 million (the “Credit Facility”). The proceeds from the Term B loan were used to repay all outstanding amounts relating to an existing senior secured credit agreement, pay certain transaction costs, and partially fund the cash consideration in connection with the acquisition of Lipman on November 1, 2006. Through October 31, 2007, we had repaid an aggregate of $263.8 million, leaving a Term B Loan balance of $236.2 million at October 31, 2007.

Our Credit Facility contains customary covenants that require our subsidiaries to maintain certain specified financial ratios and restrict their ability to make certain distributions with respect to their capital stock, prepay other debt, encumber their assets, incur additional indebtedness, make capital expenditures above specified levels, engage in certain business combinations, or undertake various other corporate activities. Therefore, as a practical matter, these covenants restrict our ability to engage in or benefit from such activities. In addition, we have, in order to secure repayment of our Credit Facility, pledged substantially all of our assets and properties. This pledge may reduce our operating flexibility because it restricts our ability to dispose of these assets or engage in other transactions that may be beneficial to us.

In connection with our restatement process, we sought and obtained an initial amendment to our Credit Facility delaying our obligation to provide required financial reports until April 30, 2008. In connection with the initial amendment we paid to the consenting lenders an amendment fee aggregating approximately $0.7 million and we also agreed to an increase in the interest rate payable on our term loan of 0.25% per year. On April 28, 2008, we sought and obtained a second amendment to our Credit Facility to further delay our obligation to provide required financial reports until July 31, 2008. In connection with the second amendment, we paid to the consenting lenders an additional amendment fee aggregating approximately $0.7 million. We also agreed to an increase in the interest rate payable on our term loan and any revolving commitments of 0.75% per year, an increase of 0.125% per year to the commitment fee for unused revolving commitments and an increase of 0.75% per year to the letter of credit fees. On July 31, 2008, we sought and obtained a third amendment to our Credit Facility to further delay our obligation to provide required financial reports until August 31, 2008. In connection with the third amendment, we paid to the consenting lenders an additional amendment fee aggregating approximately $0.3 million. If we are unable to comply with the covenants in our Credit Facility, we will be in default, which could result in the acceleration of our outstanding indebtedness. If acceleration occurs, we may not be able to repay our debt and it is unlikely that we would be able to borrow sufficient additional funds to refinance our debt. Even if new financing is made available to us, it may not be available on acceptable terms. If we were to default in performance under the Credit Facility we may pursue an amendment or waiver of the Credit Facility with our existing lenders, but there can be no assurance that the lenders would grant another amendment and waiver and, in light of current credit market conditions, any such amendment or waiver may be on terms, including additional fees, as well as increased interest rates and other more stringent terms and conditions that are materially disadvantageous to us.

Our indebtedness and debt service obligations will increase under our Credit Facility, which may adversely affect our cash flow, cash position, and stock price.

We intend to fulfill our debt service obligations under our Credit Facility from existing cash, investments and operations. In the future, if we are unable to generate cash or raise additional cash financings sufficient to meet these obligations and need to use more of our existing cash than planned or to liquidate investments in order to fund these obligations, we may have to delay or curtail the development and or the sales and marketing of new payment systems.

Our indebtedness could have significant additional negative consequences, including, without limitation:

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 requires the issuer of convertible debt instruments with cash settlement features to account separately for the liability and equity components of the instrument. The debt would be recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate at the time of issuance. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The FSP also requires accretion of the resultant debt discount over the expected life of the debt. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Entities are required to apply the FSP retrospectively for all periods presented. We are currently evaluating FSP APB 14-1 and have not yet determined the impact its adoption will have on our consolidated financial statements. However, the impact of this new accounting treatment will be significant and will result in a significant increase to non-cash interest expense beginning in fiscal year 2010 for financial statements covering past and future periods.

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

Some provisions of our certificate of incorporation and bylaws may have the effect of delaying, discouraging or preventing a merger or acquisition that our stockholders may consider favorable, including transactions in which stockholders might receive a premium for their shares. These provisions include:

•	authorization of the issuance of “blank check” preferred stock without the need for action by stockholders;

•	the removal of directors or amendment of our organizational documents only by the affirmative vote of the holders of two-thirds of the shares of our capital stock entitled to vote;

•	provision that any vacancy on the board of directors, however occurring, including a vacancy resulting from an enlargement of the board, may only be filled by vote of the directors then in office;

•	inability of stockholders to call special meetings of stockholders, although stockholders are permitted to act by written consent; and

•	advance notice requirements for board nominations and proposing matters to be acted on by stockholders at stockholder meetings.

Our share price has been volatile and we expect that the price of our common stock may continue to fluctuate substantially.

Our stock price has fluctuated substantially since our initial public offering and more recently since the announcement of our anticipated restatement in December 2007. In addition to fluctuations related to Company-specific factors, broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuations in our stock price may include, among other things:

•	actual or anticipated variations in quarterly operating results;

•	changes in financial estimates by us or by any securities analysts who might cover our stock, or our failure to meet the estimates made by securities analysts;

•	changes in the market valuations of other companies operating in our industry;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

•	additions or departures of key personnel; and

•	sales of our common stock, including sales of our common stock by our directors and officers or by our principal stockholders.

As of July 31, 2008, we have approximately 84,194,231 shares of our common stock outstanding and 11,031,138 shares reserved for issuance under our equity compensation plans. We have 100 million shares of common stock authorized under our certificate of incorporation. We are obligated under the terms of our convertible notes to seek an increase in the authorized number of shares of our common stock. We will seek such an increase in connection with our 2008 annual meeting of stockholders. If we are unsuccessful in increasing our authorized capital, we will be required to pay additional interest on our convertible notes. We will also be unable to provide additional equity compensation to our existing and new employees, which could materially adversely affect our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters are located in San Jose, California. Warehouse and distribution facilities are located in the U.S., Israel, United Kingdom, Turkey, Singapore, China, and Brazil. The warehouse and distribution space is leased and totals approximately 288,000 square feet.

We also maintain research facilities and sales and administrative offices in the U.S. at approximately 11 locations in eight states or jurisdictions and outside the U.S. at approximately 35 locations in 18 countries. All of these locations are leased. We are using substantially all of our currently available productive space to develop, manufacture, market, sell and distribute our products. Our facilities are in good operating condition, suitable for their respective uses and adequate for current needs.

Approximate
Location	Square Footage

Corporate Headquarters:
United States	17,443
Warehouse and Distribution Facilities:
United States	155,610
International	132,377

287,987

Sales office or Research and Development:
United States	241,300
International	153,557

394,857

ITEM 3.	LEGAL PROCEEDINGS

Class Action and Derivative Lawsuits

On or after December 4, 2007, several securities class action claims were filed against us and certain of our officers. The various complaints specify different class periods, with the longest proposed class period being August 31, 2006 through December 3, 2007. These lawsuits have been consolidated in the U.S. District Court for the Northern District of California as In re VeriFone Holdings, Inc. Securities Litigation, C 07-6140 MHP. The original actions were: Eichenholtz v. VeriFone Holdings, Inc. et al., C 07-6140 MHP; Lien v. VeriFone Holdings, Inc. et al., C 07-6195 JSW; Vaughn et al. v. VeriFone Holdings, Inc. et al., C 07-6197 VRW (Plaintiffs voluntarily dismissed this complaint on March 7, 2008); Feldman et al. v. VeriFone Holdings, Inc. et al., C 07-6218 MMC; Cerini v. VeriFone Holdings, Inc. et al., C 07-6228 SC; Westend Capital Management LLC v. VeriFone Holdings, Inc. et al., C 07-6237 MMC; Hill v. VeriFone Holdings, Inc. et al., C 07-6238 MHP; Offutt v. VeriFone Holdings, Inc. et al., C 07-6241 JSW; Feitel v. VeriFone Holdings, Inc., et al., C 08-0118 CW. On March 17, 2008, the Court held a hearing on Plaintiffs’ motions for Lead Plaintiff and Lead Counsel and in May 2008, the Court requested additional briefing on these matters, which was submitted in June 2008. We currently expect that, following the Court’s order appointing Lead Plaintiff and Lead Counsel, a Consolidated Complaint will be filed. Each of the consolidated actions alleges, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, based on allegations that we and the individual defendants made false or misleading public statements regarding our business and operations during the putative class periods and seeks unspecified monetary damages and other relief. At this time, we have not recorded any liabilities as we are unable to estimate any potential liability.

Beginning on December 13, 2007, several derivative actions were also filed against certain current and former directors and officers. These derivative lawsuits were filed in: (1) the U.S. District Court for the Northern District of California, as In re VeriFone Holdings, Inc. Shareholder Derivative Litigation, Lead Case No. C 07-6347, which consolidates King v. Bergeron, et al. (Case No. 07-CV-6347), Hilborn v. VeriFone Holdings, Inc., et al. (Case No. 08-CV-1132), Patel v. Bergeron, et al. (Case No. 08-CV-1133), and Lemmond, et al. v. VeriFone Holdings, Inc.,

et al. (Case No. 08-CV-1301); and (2) California Superior Court, Santa Clara County, as In re VeriFone Holdings, Inc. Derivative Litigation, Lead Case No. 1-07-CV-100980, which consolidates Catholic Medical Mission Board v. Bergeron, et al. (Case No. 1-07-CV-100980), and Carpel v. Bergeron, et al. (Case No. 1-07-CV-101449). The complaints allege, among other things, that certain of our current and former directors and officers breached their fiduciary duties to us and violated provisions of the California Corporations Code and certain common law doctrines by engaging in alleged wrongful conduct complained of in the securities class action litigation described above. We are named solely as a nominal defendant against whom the plaintiffs seek no recovery. Amended consolidated complaints are expected to be filed in September 2008 in each set of consolidated cases.

On January 27, 2008, a class action complaint was filed against us in the Central District Court in Tel Aviv, Israel on behalf of purchasers of our stock on the Tel Aviv Stock Exchange. The complaint seeks compensation for damages allegedly incurred by the class of plaintiffs due to the publication of erroneous financial reports. On May 25, 2008, the Court held a hearing on our motion to dismiss or stay the proceedings, after which the Court requested that the plaintiff and we submit additional information to the Court with respect to the applicability of Israeli law to dually registered companies. This additional information was submitted to the Court in June 2008 and the parties are currently awaiting the Court’s ruling on this issue. At this time, we have not recorded any liabilities as we are unable to estimate the potential liabilities.

The foregoing cases are still in the preliminary stages, and we are not able to quantify the extent of our potential liability, if any. An unfavorable outcome in any of these matters could have a material adverse effect on our business, financial condition, and results of operations. In addition, defending this litigation is likely to be costly and may divert management’s attention from the day-to-day operations of our business.

Regulatory Actions

We have responded to inquiries and provided information and documents related to the restatement of our fiscal year 2007 interim financial statements to the Securities and Exchange Commission, the Department of Justice, the New York Stock Exchange, and the Chicago Board Options Exchange. The SEC has also expressed an interest in interviewing several of our current and former officers and employees, and we are continuing to cooperate with the SEC in responding to the SEC’s requests for information. We are unable to predict what consequences, if any, any investigation by any regulatory agency may have on us. There is no assurance that other regulatory inquiries will not be commenced by other U.S. federal, state or foreign regulatory agencies.

Brazilian State Tax Assessments

One of our Brazilian subsidiaries has been notified of a tax assessment regarding Brazilian state value added tax (“VAT”), for the periods from January 2000 to December 2001 that relates to products supplied to us by a contract manufacturer. The assessment relates to an asserted deficiency of 8.3 million Brazilian reais (approximately $4.7 million) including interest and penalties. The tax assessment was based on a clerical error in which our Brazilian subsidiary omitted the required tax exemption number on its invoices. Management does not expect that we will ultimately incur a material liability in respect of this assessment, because they believe, based in part on advice of our Brazilian tax counsel, that we are likely to prevail in the proceedings relating to this assessment. On May 25, 2005, we had an administrative hearing with respect to this audit. Management expects to receive the decision of the administrative body sometime in 2008. In the event we receive an adverse ruling from the administrative body, we will decide whether or not to appeal and would reexamine the determination as to whether an accrual is necessary. It is currently uncertain what impact this state tax examination may have with respect to our use of a corresponding exemption to reduce the Brazilian federal VAT.

Two of our Brazilian subsidiaries that were acquired as a part of the Lipman acquisition have been notified of assessments regarding Brazilian customs penalties that relate to alleged infractions in the importation of goods. The assessments were issued by the Federal Revenue Department in the City of Vitória, the City of São Paulo, and the City of Itajai. The assessments relate to asserted deficiencies totaling 26.9 million Brazilian reais (approximately $15.3 million) excluding interest. The tax authorities allege that the structure used for the importation of goods was simulated with the objective of evading taxes levied on the importation by under-invoicing the imported goods; the tax authorities allege that the simulation was created through a fraudulent interposition of parties, where the real sellers and buyers of the imported goods were hidden.

In the Vitória tax assessment, the fines were reduced from 4.7 million Brazilian reais (approximately $2.7 million) to 1.5 million Brazilian reais (approximately $0.8 million) on a first level administrative decision on January 26, 2007. The proceeding has been remitted to the Taxpayers Council to adjudicate the appeal of the first level administrative decision filed by the tax authorities. We also appealed the first level administrative decision on February 26, 2007. In this appeal, we argued that the tax authorities did not have enough evidence to determine that the import transactions were indeed fraudulent and that, even if there were some irregularities in such importations, they could not be deemed to be our responsibility since all the transactions were performed by the third-party importer of the goods. Management expects to receive the decision of the Taxpayers Council sometime in 2008. In the event we receive an adverse ruling from the Taxpayers Council, we will decide whether or not to appeal to the judicial level. Based on our current understanding of the underlying facts, we believe that it is probable that its Brazilian subsidiary will be required to pay some amount of fines. At October 31, 2007, we have accrued 4.7 million Brazilian reais (approximately $2.7 million), excluding interest, which we believe is the probable payment.

On July 12, 2007, we were notified of a first administrative level decision rendered in the São Paulo tax assessment, which maintained the total fine of 20.2 million Brazilian reais (approximately $11.5 million) imposed. On August 10, 2007, we appealed the first administrative level decision to the Taxpayers Council. A hearing was held on August 12, 2008 before the Taxpayers Council, but the Taxpayers Council did not render a decision pending its further review of the records. Management expects to receive the decision of the Taxpayers Council sometime in 2008. In the event we receive an adverse ruling from the Taxpayers Council, we will decide whether or not to appeal to the judicial level. Based on our current understanding of the underlying facts, we believe that it is probable that our Brazilian subsidiary will be required to pay some amount of fines. Accordingly, at October 31, 2007, we have accrued 20.2 million Brazilian reais (approximately $11.5 million), excluding interest.

On May 22, 2008, we were notified of a first administrative level decision rendered in the Itajai assessment, which maintained the total fine of 2.0 million Brazilian reais (approximately $1.1 million) imposed, excluding interest. On May 27, 2008, we appealed the first level administrative level decision to the Taxpayers Council. Based on our current understanding of the underlying facts, we believe that it is probable that our Brazilian subsidiary will be required to pay some amount of fines. Accordingly, at October 31, 2007, we have accrued 2.0 million Brazilian reais (approximately $1.1 million), excluding interest.

Department of Justice Investigation

On December 11, 2006, we received a civil investigative demand from the U.S. Department of Justice (“DOJ”) regarding an investigation into its acquisition of Lipman which requests certain documents and other information, principally with respect to the Company’s integration plans and communications prior to the completion of this acquisition. We produced documents and certain current and former employees provided information to a representative of the DOJ in response to this request. We are not aware of any violations in connection with the matters that are the subject of the investigation. On June 20, 2008, our counsel received written confirmation from the DOJ that it had closed this investigation.

SPA Syspatronic AG v. VeriFone Holdings, Inc., VeriFone, Inc., et al.

On September 18, 2007, SPA Syspatronic AG (“SPA”) commenced an action in the United States District Court for the Eastern District of Texas, Marshall Division, against us and others, alleging infringement of U.S. Patent No. 5,093,862 purportedly owned by SPA. The plaintiff is seeking a judgment of infringement, an injunction against further infringement, damages, interest, and attorneys’ fees. We filed an answer and counterclaims on November 8, 2007, and intend to vigorously defend this litigation. On January 28, 2008, we requested that the U.S. Patent and Trademark Office (the “PTO”) perform a re-examination of the patent. The PTO granted the request on April 4, 2008. We then filed a motion to stay the proceedings with the Court and on April 25, 2008, the Court agreed to stay the proceedings pending the re-examination.

Cardsoft, Inc. et al v. VeriFone Holdings, Inc., VeriFone, Inc., et al.

On March 6, 2008, Cardsoft, Inc. and Cardsoft (Assignment for the Benefit of Creditors), LLC (“Cardsoft”) commenced an action in the United States District Court for the Eastern District of Texas, Marshall Division, against us and others, alleging infringement of U.S. Patents No. 6,934,945 and No. 7,302,683 purportedly owned by Cardsoft. The plaintiff is seeking a judgment of infringement, an injunction against further infringement, damages, interest, and attorneys’ fees. We intend to vigorously defend this litigation.

From time to time, we are subject to other legal proceedings related to commercial, customer, and employment matters that have arisen during the ordinary course of its business. Although there can be no assurance as to the ultimate disposition of these matters, our management has determined, based upon the information available at the date of these financial statements, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of our fiscal year ended October 31, 2007.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been quoted on the New York Stock Exchange under the symbol “PAY” since April 29, 2005. Prior to that time, there was no public market for our stock.

The following table sets forth for the indicated periods, the high and low sale prices of our common stock.

	Fiscal 2007 Quarter Ended				Fiscal 2006 Quarter Ended
	Jan. 31	Apr. 30	Jul. 31	Oct. 31	Jan. 31	Apr. 30	Jul. 31	Oct. 31
	2007	2007	2007	2007	2006	2006	2006	2006

High	$40.82	$42.72	$38.94	$50.00	$28.55	$33.56	$33.50	$29.55
Low	$29.26	$34.84	$31.45	$33.03	$21.70	$22.85	$25.95	$21.21

On October 31, 2007, the closing sale price of our common stock on the New York Stock Exchange was $49.43 and as of July 31, 2008, the closing sale price of our common stock on the New York Stock Exchange was $14.96. As of July 31, 2008 there were approximately 33 stockholders of record. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

Dividend Policy

We have not declared or paid cash dividends on our capital stock in our most recent three full fiscal years. We do not expect to pay any cash dividends for the foreseeable future. We currently intend to retain any future earnings to finance our operations and growth. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent on earnings, financial condition, operating results, capital requirements, any contractual restrictions, and other factors that our board of directors deems relevant. In addition, our Credit Facility contains limitations on the ability of our principal operating subsidiary, VeriFone, Inc., to declare and pay cash dividends. Because we conduct our business through our subsidiaries, as a practical matter these restrictions similarly limit our ability to pay dividends on our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

Information with respect to Securities Authorized for Issuance Under Equity Compensation may be found in “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Compensation Plan Information,” which section is incorporated herein by reference.

Performance Graph

The following graph and table:

•	compares the performance of an investment in our common stock over the period of April 29, 2005 through October 31, 2007, beginning with an investment at the closing market price on April 29, 2005, the end of the first day our common stock traded on the exchange following our initial public offering, and thereafter, based on the closing price of our common stock on the market, with the S&P 500 Index and a selected peer group index (the “Comparables Index”). The Comparables Index was selected on an industry basis and includes Ingenico S.A., Hypercom Corp., International Business Machines Corp., MICROS Systems, Inc., NCR Corp. and Radiant Systems, Inc.

•	assumes $100 was invested on the start date at the price indicated and that dividends, if any, were reinvested on the date of payment without payment of any commissions. The performance shown in the graph and table represent past performance and should not be considered an indication of future performance.

	4/29/2005	10/31/2005	10/31/2006	10/31/2007
VeriFone Holdings, Inc.	$100.00	$232.00	$292.10	$494.30
S&P 500 Index	$100.00	$104.34	$119.11	$133.93
Comparables Index	$100.00	$112.71	$131.58	$172.03

The information provided above under the heading “Performance Graph” shall not be considered “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the accompanying notes and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The selected data in this section is not intended to replace the consolidated financial statements.

	Years Ended October 31,
	2007(3)	2006	2005	2004	2003
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Net revenues	$902,892	$581,070	$485,367	$390,088	$339,331
Cost of net revenues:
Cost of net revenues excluding amortization of purchased core and developed technology assets(1)	565,763	313,900	281,607	231,892	200,291
Amortization of purchased core and developed technology assets	37,897	5,625	6,935	9,745	14,148

Total cost of net revenues	603,660	319,525	288,542	241,637	214,439

Gross profit	299,232	261,545	196,825	148,451	124,892
Operating expenses:(1)
Research and development	65,430	47,353	41,830	33,703	28,193
Sales and marketing	96,295	58,607	52,231	44,002	40,024
General and administrative	80,704	42,573	29,609	25,503	25,039
Amortization of purchased intangible assets	21,571	4,703	4,967	10,200	10,200
In-process research and development	6,752	—	—	—	—

Total operating expenses	270,752	153,236	128,637	113,408	103,456

Operating income	28,480	108,309	68,188	35,043	21,436
Interest expense	(36,598)	(13,617)	(15,384)	(12,597)	(12,456)
Interest income	6,702	3,372	598	—	—
Other income (expense), net	(7,882)	(6,394)	(6,673)	(11,869)	3,557

Income (loss) before income taxes	(9,298)	91,670	46,729	10,577	12,537
Provision for income taxes	24,718	32,159	13,490	4,971	12,296

Net income (loss)	(34,016)	59,511	33,239	5,606	241
Accrued dividends on preferred stock	—	—	—	4,959	6,916

Net income (loss) attributable to common stockholders	$(34,016)	$59,511	$33,239	$647	$(6,675)

Net income (loss) per common share:
Basic	$(0.41)	$0.90	$0.57	$0.01	$(0.14)

Diluted	$(0.41)	$0.86	$0.54	$0.01	$(0.14)

Weighted average shares used in computing net income (loss) per common share:
Basic	82,194	66,217	58,318	50,725	48,869

Diluted	82,194	68,894	61,460	56,588	48,869

Cash dividends per common share	$—	$—	$—	$1.72	$—

(1) Stock-based compensation included above:
Cost of net revenues — System Solutions	$2,998	$709	$187	$—	$—
Research and development	5,937	1,194	358	—	—
Sales and marketing	8,942	2,057	663	—	—
General and administrative	11,015	2,040	479	400	81

	$28,892	$6,000	$1,687	$400	$81

	As of October 31,
	2007(3)	2006	2005	2004	2003
	(In thousands)

Consolidated Balance Sheets Data:
Cash and cash equivalents	$215,001	$86,564	$65,065	$12,705	$5,877
Total assets	1,547,309	452,945	327,352	245,619	236,967
Long-term debt and capital leases, including current portion	553,152	192,889	182,806	262,187	62,634
Class A redeemable convertible preferred stock	—	—	—	—	81,210
Total stockholders’ equity (deficit)	580,922	98,741	26,538	(135,387)	(39,141)
Other Data:
EBITDA, as adjusted(2)	$157,252	$130,445	$86,423	$57,247	$49,854

(1)	We adopted the fair value recognition and measurement provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, effective May 1, 2005 using the modified-prospective transition method. For periods prior to May 1, 2005 we followed the intrinsic value recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. For further information see Note 2 to the consolidated financial statements elsewhere in this Form 10-K. The portion of stock-based compensation allocated to each category of expenses for each period is presented above.

(2)	We define earnings before interest, taxes, depreciation, and amortization, or EBITDA, as adjusted, as the sum of (1) net income (loss) (excluding extraordinary items of gain or loss and any gain or loss from discontinued operations), (2) interest expense, (3) income taxes, (4) depreciation, amortization, goodwill impairment, and other non-recurring charges, (5) non-cash charges, including non-cash stock-based compensation expense and purchase accounting items, and (6) management fees to our principal stockholder. EBITDA, as adjusted, is a primary component of the financial covenants to which we are subject under our Credit Facility. If we fail to maintain required levels of EBITDA, as adjusted, we could have a default under our Credit Facility, potentially resulting in an acceleration of all of our outstanding indebtedness. Management uses EBITDA, as adjusted, only in addition to and in conjunction with results presented in accordance with generally accepted accounting principles (“GAAP”). Management believes that the use of this non-GAAP financial measure, in conjunction with results presented in accordance with GAAP, helps it to evaluate our performance and to compare our current results with those for prior periods as well as with the results of other companies in our industry. Our competitors may, due to differences in capital structure and investment history, have interest, tax, depreciation, amortization, and other non-cash expenses that differ significantly from ours. Management also uses this non-GAAP financial measure in our budget and planning process. Management believes that the presentation of this non-GAAP financial measure may be useful to investors for many of the same reasons that management finds these measures useful.

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

As noted above, management excludes the following items from EBITDA, as adjusted:

•	Provision for income taxes. While income taxes are directly related to the amount of pre-tax income, they are also impacted by tax laws and the company’s tax structure. As the tax laws and our tax structure are not under the control of our operational managers, management believes that the provision for (benefit from) income taxes should be excluded when evaluating our operational performance.

•	Interest expense and interest income. While working capital supports the business, management does not believe that related interest expense or interest income is directly attributable to the operating performance of our business.

•	Depreciation of property, plant and equipment. Management excludes depreciation because while tangible assets support the business, management does not believe the related depreciation costs are directly attributable to the operating performance of our business. In addition, depreciation may not be indicative of current or future capital expenditures.

•	Amortization of capitalized software. Management excludes amortization of capitalized software because while capitalized software supports the business, management does not believe the related amortization costs are directly attributable to the operating performance of our business. In addition, amortization of capitalized software may not be indicative of current or future expenditures to develop software.

•	Amortization of certain acquisition related items. We incur amortization of purchased core and developed technology assets, amortization of purchased intangible assets, amortization of step-down in deferred revenue on acquisition, and amortization of step-up in inventory on acquisition in connection with acquisitions. Management excludes these items because it does not believe these expenses are reflective of ongoing operating results in the period incurred. These amounts arise from prior acquisitions and management does not believe that they have a direct correlation to the operation of our business.

•	In-process research and development. We incur IPR&D expenses when technological feasibility for acquired technology has not been established at the date of acquisition and no future alternative use for such technology exists. These amounts arise from prior acquisitions and management does not believe they have a direct correlation to the operation of VeriFone’s business.

•	Stock-based compensation. These expenses consist primarily of expenses for employee stock options and restricted stock units under SFAS No. 123 (R). Management excludes stock-based compensation expenses from non-GAAP financial measures primarily because they are non-cash expenses which management believes are not reflective of ongoing operating results.

•	Acquisition related charges and restructuring costs. This represents charges incurred for consulting services and other professional fees associated with acquisition related activities. These expenses also include charges related to restructuring activities, including costs associated with severance, benefits, and excess facilities. As management does not believe that these charges directly relate to the operation of our business, management believes they should be excluded when evaluating our operating performance.

•	Management fees to majority stockholder. Management excludes management fees paid to our majority stockholder (which were paid prior to our initial public offering) because it does not believe that these charges directly relate to the operation of our business.

•	Refund of foreign unclaimed pension benefits. Management excludes the refund of foreign unclaimed pension benefits because it does not believe these amounts directly relate to the operation of our business.

•	Non-cash portion of loss on debt extinguishment. This represents the non-cash portion of loss incurred on the extinguishment of our credit facility. While this credit facility supported our business, management does not believe the related loss on extinguishment is a cost directly attributable to the operating performance of our business.

A reconciliation of net income (loss), the most directly comparable U.S. GAAP measure, to EBITDA, as adjusted, for the years ended October 31, 2007, 2006, 2005, 2004 and 2003 is as follows (in thousands):

	Years Ended October 31,
	2007	2006	2005	2004	2003

U.S. GAAP net income (loss)	$(34,016)	$59,511	$33,239	$5,606	$241
Provision for income taxes	24,718	32,159	13,490	4,971	12,296
Interest expense(a)	36,598	13,617	15,384	12,597	12,456
Interest income	(6,702)	(3,372)	(598)	—	—
Depreciation and amortization of equipment and improvements	7,766	3,505	3,691	2,451	1,333
Amortization of capitalized software	1,220	1,231	1,173	698	108
Amortization of purchased intangible assets(b)	59,468	10,328	11,902	19,945	24,348
Amortization of step-up in deferred revenue on acquisition	3,735	986	700	519	1,561
Amortization of step-up in inventory on acquisition	13,823	121	—	—	—
In-process research and development	6,752	—	—	—	—
Stock-based compensation	28,892	6,000	1,687	400	81
Acquisition related charges and restructuring costs	10,234	—	—	—	—
Management fees to majority stockholder	—	—	125	250	250
Refund of foreign unclaimed pension benefits	—	—	—	—	(2,820)
Extinguishment of debt issuance costs	4,764	6,359	5,630	9,810	—

EBITDA as adjusted	$157,252	$130,445	$86,423	$57,247	$49,854

(a)	For the year ended October 31, 2007, interest expense increased due to the increase in the balance of our debt instruments.

(b)	For the year ended October 31, 2007, these expenses increased significantly due to the acquisition of Lipman and PayWare.

(3)	On November 1, 2006, we acquired Lipman. See Note 3 to the Consolidated Financial Statements included herein.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties. In some cases, forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, and management’s beliefs and assumptions made by management. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in “Item 1A — Risk Factors” above. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K. Unless required by law, we undertake no obligation to update any forward-looking statements, whether as result of new information, future events, or otherwise.

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

Audit Committee Investigation

On December 3, 2007, following our announcement, the Audit Committee approved the commencement of an independent investigation into the errors in accounting that led to the anticipated restatement. The Audit Committee engaged independent counsel, Simpson Thacher & Bartlett LLP (“Simpson Thacher”), to conduct the independent investigation under the Audit Committee’s supervision. Simpson Thacher engaged Navigant Consulting, Inc. (“Navigant”) as independent forensic accountants. The scope of the investigation was proposed by Simpson Thacher in consultation with Navigant and approved by the Audit Committee. The investigation involved a program of forensic analysis designed to investigate, among other things:

•	the circumstances surrounding the errors identified by management and described in our December 3, 2007 announcement;

•	whether additional errors existed requiring further restatement in the interim periods of fiscal year 2007 and the adjustments required to correct and restate our interim financial statements; and

•	whether evidence existed indicating that periods prior to fiscal year 2007 may also be required to be restated.

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

We announced on April 2, 2008 that the investigation was complete and that the investigation had confirmed the existence of the errors in accounting identified in our December 3, 2007 announcement. In particular, the investigation confirmed that incorrect manual journal and elimination entries had been made primarily by our Sacramento, California supply chain accounting team with respect to several inventory-related matters.

The investigation also concluded that existing policies with respect to manual journal entries were not followed and that the review processes and controls in place were not sufficient to identify and correct the errors in a timely manner. The investigation found no evidence that any period prior to fiscal year 2007 required restatement.

Restatement

Concurrently with the Audit Committee investigation, we also conducted an internal review for the purpose of restating our fiscal year 2007 interim condensed consolidated financial statements and preparing our fiscal year 2007 annual consolidated financial statements and fiscal year 2008 interim condensed consolidated financial statements. This review included evaluations of the previously made accounting determinations and judgments. As a result, we have also corrected additional errors, including errors that had previously not been corrected because our management believed that individually and in the aggregate such errors were not material to our consolidated financial statements. Management also made additional adjustments to reduce certain accruals which had been recorded, such as bonuses, which were accrued based upon information which, following the restatement, was no longer accurate.

The restatements of fiscal year 2007 interim results resulted in the following adjustments:

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

In connection with the Audit Committee investigation and restatement process, we identified material weaknesses in our internal control over financial reporting, as a result of which our senior management has concluded that our internal control over financial reporting was not effective as of October 31, 2007. These material weaknesses and management’s remediation efforts are summarized under “Item 9A — Controls and Procedures” in this Annual Report.

Overview

We are a global leader in secure electronic payment solutions. We provide expertise, solutions, and services that add value to the point of sale with merchant-operated, consumer-facing, and self-service payment systems for the financial, retail, hospitality, petroleum, government, and healthcare vertical markets. We have one of the leading electronic payment solutions brands and are one of the largest providers of electronic payment systems worldwide. We believe that we benefit from a number of competitive advantages gained through our 26-year history and success in our industry. These advantages include our globally trusted brand name, large installed base, history of significant involvement in the development of industry standards, global operating scale, customizable platform, and investment in research and development. We believe that these advantages position us well to capitalize on the continuing global shift toward electronic payment transactions as well as other long-term industry trends.

Our industry’s growth continues to be driven by the long-term shift towards electronic payment transactions and away from cash and checks in addition to the need for improved security standards. Internationally, growth rates have been higher because of the relatively low penetration rates of electronic payment transactions in many countries and interest by governments in modernizing their economies and using electronic payments as a means of improving value-added tax, or VAT, and sales tax collection. Recently, additional factors have driven growth, including the shift from dial up to internet protocol, or IP, based and wireless communications personal identification number, or PIN, based debit transactions, and advances in computing technology which enable vertical solutions and non-payment applications to reside at the point of sale.

Revenues recognized in our fiscal quarters tend to be back-end loaded as we receive sales orders and deliver our system solutions increasingly towards the end of each fiscal quarter including the fourth quarter. This back-end loading may adversely affect our results of operations in a number of ways. First, if we expect to receive sales orders that do not materialize at the end of the fiscal quarter or if we do not receive them in sufficient time to deliver our systems solutions and recognize revenue in that fiscal quarter, our revenues and profitability may be adversely affected. In addition, the manufacturing processes at our internal manufacturing facility could become concentrated in a shorter time period which could increase labor and other manufacturing costs and negatively impact gross margins. If, on the other hand, we were to hold higher inventory levels to counteract this we would be subject to the risk of inventory obsolescence. The concentration of orders may also make it difficult to accurately forecast component requirements and, as a result, we could experience a shortage of the components needed for production, possibly delaying shipments and causing lost orders. This could cause us to fail to meet our revenue and operating profit expectations for a particular quarter and could increase the fluctuation of our quarterly results if shipments are delayed from one fiscal quarter to the next or orders are cancelled by customers.

Security has become a driving factor in our business as our customers endeavor to meet ever escalating governmental statutory requirements related to the prevention of identity theft as well as operating regulation safeguards from the credit and debit card associations, including Visa International, or Visa, MasterCard Worldwide, or MasterCard, American Express, Discover Financial Services, and JCB Co., Ltd., or JCB. In 2006, these card associations established the Payment Card Industry Council, or PCI Council, to oversee and unify industry standards in the areas of credit card data security, referred to as the PCI-PED standard which consists of PIN-entry device security, or PED, and the PCI Data Security Standard, or PCI-DSS, standard.

We operate in two business segments: North America and International. We define North America as the United States and Canada, and International as all other countries from which we derive revenues.

We believe that the demand for wireless, IP enabled, PIN based debit and more secure systems will continue worldwide. In addition, demand in emerging economies will continue to grow as these economies develop and seek to collect more VAT. We continue to devote research and development resources to address these market needs.

On November 1, 2006, we acquired Lipman Electronic Engineering Ltd, or Lipman, and in connection with this acquisition, we issued 13,462,474 shares of our common stock and paid $347.4 million in cash in exchange for all the outstanding ordinary shares of Lipman. All options to purchase Lipman ordinary shares were exchanged for options to purchase approximately 3.4 million shares of our common stock. In addition, in accordance with the merger agreement, Lipman’s Board of Directors declared a special cash dividend of $1.50 per Lipman ordinary share, or an aggregate amount of $40.4 million. The aggregate purchase price for this acquisition was $799.3 million.

Results of Operations

Net Revenues

We generate net revenues through the sale of our electronic payment systems and solutions that enable electronic transactions, which we identify as System Solutions, and to a lesser extent, warranty and support services, field deployment, installation and upgrade services, and customer specific application development, which we identify as Services.

Net revenues, which include System Solutions and Services, are summarized in the following table (in thousands, except percentages):

	Years Ended October 31,			Change in Dollars		Change in Percent
				2007 vs	2006 vs	2007 vs	2006 vs
	2007	2006	2005	2006	2005	2006	2005

Systems Solutions	$792,289	$517,154	$429,741	$275,135	$87,413	53.2%	20.3%
Services	110,603	63,916	55,626	46,687	8,290	73.0%	14.9%

Total	$902,892	$581,070	$485,367	$321,822	$95,703	55.4%	19.7%

System Solutions

System Solutions net revenues increased $275.1 million, or 53%, to $792.3 million for the fiscal year ended October 31, 2007, from $517.2 million for the fiscal year ended October 31, 2006. System Solutions net revenues comprised 88% of total net revenues for the fiscal year ended October 31, 2007 compared to 89% from the fiscal year ended October 31, 2006.

International System Solutions net revenues for the fiscal year ended October 31, 2007 increased $213.1 million, or 90%, to $450.5 million, from $237.5 million for the fiscal year ended October 31, 2006. The increase was largely attributable to growth across emerging economies, in particular Brazil, Turkey, China, and Israel. Factors driving the increase attributable to emerging economies were the addition of the Nurit product lines, acquired in the Lipman acquisition, and the continued desire of these countries to modernize their infrastructure and improve collection of VAT. In Western Europe, sales in the UK, Spain, and Italy, countries where Lipman had a strong presence, were the primary reason for growth. We expect that the proportion of International System Solutions net revenues, relative to North America System Solutions net revenues, will increase at a higher growth rate for at least the next year. In addition, we may experience periodic variations in sales to our International markets.

North America System Solutions net revenues for the fiscal year ended October 31, 2007 increased $61.5 million, or 22%, to $341.8 million, from $280.2 million for the fiscal year ended October 31, 2006. This increase was primarily attributable to an increase in demand for wireless products due to our customers’ interest in differentiating the service they provide to merchants, and higher sales in Canada, where customers are preparing for a transition to EMV and Interac Chip acceptance. In addition, sales were strong in multi-lane retail solutions which enable PCI security compliance. Partially offsetting this increase was a decline in sales for a legacy check processing solution.

System Solutions net revenues increased $87.4 million, or 20%, to $517.2 million for the fiscal year ended October 31, 2006, from $429.7 million for the fiscal year ended October 31, 2005. System Solutions net revenues comprised 89% of total net revenues for the fiscal year ended October 31, 2006, which was essentially unchanged from the fiscal year ended October 31, 2005.

International System Solutions net revenues for the fiscal year ended October 31, 2006 increased $47.4 million, or 25%, to $237.5 million, from $190.1 million for the fiscal year ended October 31, 2005. The increase was largely attributable to growth in emerging economies in Latin America, Gulf States, and Eastern Europe, and to a lesser degree Western Europe. Revenues in Asia Pacific declined slightly, partially due to higher sales for the fiscal year ended October 31, 2005 because of a Malaysian EMV deadline, as well as competitive pressures affecting our China business for the fiscal year ended October 31, 2006. Factors driving the overall international increase included the desire of emerging market countries to improve collection of VAT, broadening customer acceptance of our Vx Solutions, including our second generation wireless solutions, and the need for customers to comply with EMV requirements.

North America System Solutions net revenues for the fiscal year ended October 31, 2006 increased $40.0 million, or 17%, to $279.7 million, from $239.7 million for the fiscal year ended October 31, 2005. This increase was primarily attributable to the ongoing replacement of the installed base with System Solutions that have IP communication and PIN-based debit capabilities. Other factors included greater demand for solutions which address the lower priced single application financial system market and strength in Canada. We also experienced increased sales of our legacy check processing solution, but these increases were offset by a decline in our quick service restaurant business, as a number of key corporate rollouts were largely complete by October 31, 2005.

Services

Services net revenues increased $46.7 million, or 73%, to $110.6 million for the fiscal year ended October 31, 2007 from $63.9 million for the fiscal year ended October 31, 2006. This growth occurred primarily in International and to a lesser degree in North America. International growth was due to higher maintenance revenues and deployment revenues in Europe and Brazil associated with the acquisition of Lipman. In North America, the growth of services was primarily due to a significant field upgrade project for a petroleum customer.

Services net revenues increased $8.3 million, or 15%, to $63.9 million for the fiscal year ended October 31, 2006 from $55.6 million for the fiscal year ended October 31, 2005. This growth occurred primarily in International and to a lesser degree in North America. International growth was driven by increased demand for repair and installation services in Latin America and software application services provided to a large European petroleum customer. In North America, the growth of services provided to petroleum and multilane retail customers was partially offset by a decline in services provided to quick service restaurant customers.

Gross Profit

The following table shows the gross profit for System Solutions and Services (in thousands, except percentages):

	Amount			Gross Profit Percentage
	Years Ended October 31,			Years Ended October 31,
	2007	2006	2005	2007	2006	2005

System Solutions	$246,294	$230,106	$170,330	31.1%	44.5%	39.6%
Services	52,938	31,439	26,495	47.9%	49.2%	47.6%

Total	$299,232	$261,545	$196,825	33.1%	45.0%	40.6%

System Solutions

Gross profit on System Solutions increased $16.2 million, or 7%, to $246.3 million for the fiscal year ended October 31, 2007, from $230.1 million for the fiscal year ended October 31, 2006. Gross profit on System Solutions represented 31.1% of System Solutions net revenues for the fiscal year ended October 31, 2007, down from 44.5% for the fiscal year ended October 31, 2006. This gross profit percentage decline reflects higher corporate costs, largely attributable to the acquisition of Lipman. In addition, declines in gross profit percentage occurred in International and North America. Gross profit percentage also declined due to the higher proportion of international net revenues, which typically carry a lower margin than North American net revenues.

International gross profit percentage declined due to the higher proportion of sales, following the Lipman acquisition, in China and Brazil where price competition is significant, as well as increasing price competition in Turkey and Mexico. We also discounted non-PCI compliant solutions in order to reduce inventory levels. In addition, as a result of our acquisition of Lipman, international sales increased as a proportion of total sales. As international sales typically carry lower gross profit percentages relative to domestic gross margins, this resulted in an adverse impact on total gross margin.

North America gross profit percentage declined primarily due to the lower proportion of Petroleum system solution sales, which carry higher than average gross margins, and the growth in retail system solutions, which carry lower than average margins. Year end discounting for non-PCI compliant inventory had a slight unfavorable impact in North America. Wireless solutions, which increased year over year and carry above average margins, partially offset these declines.

Corporate costs increased to 11.5% of System Solutions net revenues for the fiscal year ended October 31, 2007 compared to 2.6% of System Solutions net revenues for the fiscal year ended October 31, 2006. Corporate costs increased as a percentage of System Solutions net revenues, in part due to higher non-cash acquisition related charges including an increase of $32.3 million of amortization of purchased core and developed technology assets, $13.9 million of amortization of step-up in inventory and $2.7 million of amortization of step-down in deferred revenue. In addition, stock-based compensation increased by $2.1 million. The fiscal year 2007 Corporate costs also included $15.3 million in charges related to write-offs of inventory, scrap, and accrual of liabilities to purchase excess components from contract manufacturers. The similar costs in fiscal year 2006 were approximately $4.2 million. Slightly under half of these charges in fiscal year 2007 related to non-PCI compliant inventory as the December 31, 2007 PCI deadline significantly reduced the markets in which non-PCI compliant inventory and components could be sold. Corporate costs are comprised of non-cash acquisition charges, including amortization of purchased core and developed technology assets, step-up of inventory and step-down in deferred revenue, and other Corporate charges, including inventory obsolescence and scrap at corporate distribution centers, rework, specific warranty provisions, non-standard freight, over-and-under absorption of materials management, and supply chain engineering overhead. Since these costs are generally incurred on a company-wide basis, it is impractical to allocate them to either the North America or International segments.

Gross profit on System Solutions, including amortization of purchased core and developed technology assets, increased $59.8 million, or 35%, to $230.1 million for the fiscal year ended October 31, 2006, from $170.3 million for the fiscal year ended October 31, 2005. Gross profit on System Solutions represented 44.5% of System Solutions net revenues for the fiscal year ended October 31, 2006, up from 39.6% for the fiscal year ended October 31, 2005. Amortization of purchased core and developed technology assets was 1.1% of System Solutions net revenues for the fiscal year ended October 31, 2006, compared to 1.6% for the fiscal year ended October 31, 2005, as several purchased core and developed technology assets became fully amortized and System Solutions revenues grew. Gross profit percentage improved due to reduction in certain Corporate costs and improved gross profit percentage in International and North America segments.

Services

Gross profit on Services increased $21.5 million, or 68%, to $52.9 million for the fiscal year ended October 31, 2007, from $31.4 million for the fiscal year ended October 31, 2006. Gross profit on Services represented 47.9% of Services net revenues for the fiscal year ended October 31, 2007, as compared to 49.2% for the fiscal year ended October 31, 2006. This decline was due to the higher proportion of international services revenues, which carry lower margins relative to North America.

Gross profit on Services increased $4.9 million, or 19%, to $31.4 million for the fiscal year ended October 31, 2006, from $26.5 million in the same period of fiscal year 2005. Gross profit represented 49.2% of Services net revenues for the fiscal year ended October 31, 2006, as compared to 47.6% for the same periods in fiscal year 2005. This improvement was due to a favorable shift in mix towards helpdesk and on site maintenance service to petroleum customers and away from deployment services to QSR customers in addition to international operational improvements.

Research and Development Expenses

Research and development, or R&D, expenses for the fiscal years ended October 31, 2007, 2006, and 2005 are summarized in the following table (in thousands, except percentages):

	Years Ended October 31,			Change in Dollars		Change in Percent
				2007 vs	2006 vs	2007 vs	2006 vs
	2007	2006	2005	2006	2005	2006	2005

Research and development	$65,430	$47,353	$41,830	$18,077	$5,523	38.2%	13.2%
Percentage of net revenues	7.2%	8.1%	8.6%	5.6%	5.8%

R&D expenses for the fiscal year ended October 31, 2007 increased compared to the same period ended October 31, 2006, due to $13.6 million of expenses incurred at former Lipman entities, $4.7 million of stock-based compensation, and $2.5 million of expenses incurred at former PayWare entities, all partially offset by $4.8 million of higher software costs required to be capitalized under Statement of Financial Accounting Standards (“SFAS”) No. 86 for the fiscal year ended October 31, 2007 as compared to the prior fiscal year ended October 31, 2006 due to an increase in the number of projects which have software spending.

R&D expenses for the fiscal year ended October 31, 2006 increased compared to the fiscal year ended October 31, 2005, primarily due to $5.4 million of increased expenses to develop Vx 670 pay-at-the-table, Vx 570 countertop, Mx870 multi-lane retail and other worldwide initiatives as well as $0.9 million of expenses from the inclusion of a full year of GO Software. GO Software was acquired on March 1, 2005. Partially offsetting this was $1.6 million of lower expenses for petroleum applications, and $0.3 million of decreased international expenses due to the non-recurrence of certification expenses to support the 2005 introduction of the Vx platform and wireless products. In addition, $0.8 million of increased expenses was due to stock-based compensation for the fiscal year ended October 31, 2006.

Sales and Marketing Expenses

Sales and marketing expenses for the fiscal years ended October 31, 2007, 2006, and 2005 are summarized in the following table (in thousands, except percentages):

	Years Ended October 31,			Change in Dollars		Change in Percent
				2007 vs	2006 vs	2007 vs	2006 vs
	2007	2006	2005	2006	2005	2006	2005

Sales and marketing	$96,295	$58,607	$52,231	$37,688	$6,376	64.3%	12.2%
Percentage of net revenues	10.7%	10.1%	10.8%	11.7%	6.7%

Sales and marketing expenses for the fiscal year ended October 31, 2007 increased compared to the fiscal year ended October 31, 2006. The higher expenses, due primarily to the acquisitions of Lipman and PayWare, included $15.7 million of increased personnel costs, $6.9 million of increased stock-based compensation, $6.0 million of increased outside services, $2.5 million of increased marketing communication expenses, and $2.2 million of increased travel expenses.

Sales and marketing expenses for the fiscal year ended October 31, 2006 increased compared to the fiscal year ended October 31, 2005, due to $2.3 million of increased International expenses, primarily in Europe to support sales growth, a $1.6 million increase in corporate sales incentive programs and promotional expenses pertaining to the MX870 and Visual Payments launch, Vx product family and wireless initiatives and acquisition integration expenses, and $0.7 million of increased expenses from the inclusion of GO Software. An additional $1.4 million of increased expenses was due to stock-based compensation for the fiscal year ended October 31, 2006.

General and Administrative Expenses

General and administrative expenses for the fiscal years ended October 31, 2007, 2006, and 2005 are summarized in the following table (in thousands, except percentages):

	Years Ended October 31,			Change in Dollars		Change in Percent
				2007 vs	2006 vs	2007 vs	2006 vs
	2007	2006	2005	2006	2005	2006	2005

General and administrative	$80,704	$42,573	$29,609	$38,131	$12,964	89.6%	43.8%
Percentage of net revenues	8.9%	7.3%	6.1%	11.8%	13.5%

General and administrative expenses for the fiscal year ended October 31, 2007 increased compared to the fiscal year ended October 31, 2006, due to the acquisitions of Lipman and PayWare and included $10.2 million of integration expenses relating to the acquisition of Lipman and restructuring charges in VeriFone entities, $9.0 million of increased stock-based compensation, $8.4 million of increased personnel costs, $2.7 million of increased outside contracted services, $2.0 million of increased bad debt expense, $1.0 million of increased legal expenses, and $0.9 million of increased insurance expenses.

General and administrative expenses for the fiscal year ended October 31, 2006 increased compared to the fiscal year ended October 31, 2005, due to a $4.7 million increase in expenses related to the requirements of operating as a public company, including $2.7 million associated with Section 404 of the Sarbanes-Oxley Act of 2002, a $1.6 million one-time credit for the favorable resolution of the payroll tax contingency recorded in 2005, a net $1.6 million increase in bad debt expenses primarily due to the non-recurrence of fiscal year 2005 credits associated with the collection of specifically reserved accounts receivables, a $1.5 million increase in executive bonuses, a $1.0 million increase in expenses related to planning costs in connection with the acquisition of Lipman and implementation of Enterprise Resource Planning system upgrade. In addition, $1.6 million of increased expenses was due to stock-based compensation for the fiscal year ended October 31, 2006.

Amortization of Purchased Intangible Assets

For the fiscal year ended October 31, 2007, amortization of purchased intangible assets increased $16.9 million, to $21.6 million from $4.7 million for the fiscal year ended October 31, 2006. The increase was primarily due to additional purchased intangible assets relating to the acquisition of Lipman, which was completed on November 1, 2006.

For the fiscal year ended October 31, 2006, amortization of purchased intangible assets decreased $0.3 million, to $4.7 million from $5.0 million for the comparable period in fiscal year 2005. The decrease was due to several purchased intangible assets having been fully amortized during the fiscal year ended October 31, 2005, offset in part by the full year amortization of intangible assets relating to the acquisition of GO Software, which was completed on March 1, 2005.

In-Process Research and Development (IPR&D)

We recognized IPR&D expense of $6.8 million during the fiscal year ended October 31, 2007 in connection with our Lipman acquisition. The products considered to be IPR&D were in our consumer-activated and countertop communication modules which have subsequently reached technological feasibility.

Consumer-activated systems.  We had two projects involving consumer-activated systems in process. The first involved a new category of PIN pad devices with debit, credit, and smart card payment capabilities with interfaces to countertop systems and ECRs. The project was 75% complete at November 1, 2006. The estimated cost of completion at November 1, 2006 was $0.3 million and the expected completion date was December 2006. The project was completed during the three months ended January 31, 2007 for approximately the estimated cost.

The second project was a new product family of consumer-activated payment systems for multi-lane retailers. New features include a faster processor, more memory, modular design, a signature capture option, Ethernet/USB option, and smart card option. The project was in the pilot stage. The estimated cost of completion at November 1, 2006 was less than $0.1 million. The project was completed during the three months ended January 31, 2007 for approximately the estimated cost.

Countertop communication modules.  This project was developing new modem, Ethernet, and ISDN communication modules for countertop system solutions, consisting of customer firmware and circuit board design intended to achieve desired functions, operating system drivers, library, and application modifications. The project was 50% complete at November 1, 2006. The estimated cost of completion at the acquisition date was $0.2 million and the expected completion date was December 2006. The project was completed during the quarter ended January 31, 2007 for approximately the estimated cost.

We prepared cash flow forecasts for the acquired projects and those forecasts were used to develop a discounted cash flow model. The discount rate assigned to in-process technologies was 19% with consideration given to the risk associated with these in-process projects.

Interest Expense

For the fiscal year ended October 31, 2007, interest expense increased $23.0 million to $36.6 million, from $13.6 million for the fiscal year ended October 31, 2006. The increase for the fiscal year ended October 31, 2007 was primarily attributable to the principal amount of debt outstanding due to the completion of our acquisition of Lipman, partially offset by the lower average interest rates paid following issuance of our convertible debt. We will pay 1.375% interest per annum on the principal amount of the convertible debt, payable semi-annually in arrears in cash on June 15 and December 15 of each year, commencing on December 15, 2007. As a result of the restatement, and our inability from December 2007 to register the notes and the underlying shares with the SEC, we have been subject since December 20, 2007 to additional interest on the convertible debt of 0.25% per annum, which increased to 0.50% per annum on March 19, 2008 relating to our registration obligations relating to the notes and underlying common shares. Because we did not increase our authorized capital to permit conversion of all of the notes at the initial conversion rate, since June 21, 2008 we also have been subject to additional interest of 2.0% per annum on the principal amount of the notes, which will increase by 0.25% per annum on each anniversary thereafter if the authorized capital has not been increased. In addition, the interest rate on the notes increased an additional 0.25%

per annum on May 1, 2008 (in addition to the additional interest described above), because we failed to timely file and deliver this Annual Report on Form 10-K.

In addition, on April 28, 2008, we entered into a Second Amendment to the Credit Agreement (the “Second Amendment”) with the Lenders under our Credit Facility. In connection with the Second Amendment, we agreed to an increase in the interest rate payable on the term loan and any revolving commitments of 0.75% per annum. On July 31, 2008, we entered into a Third Amendment to the Credit Agreement (the “Third Amendment”) with the Lenders under the Credit Facility. The Third Amendment extends the time periods for delivery of certain required financial information for the three-month periods ended January 31, April 30 and July 31, 2007, the fiscal year ended October 31, 2007 and the three-month periods ended January 31 and April 30, 2008 to August 31, 2008. There are no changes to interest rates with the Third Amendment.

The fiscal year 2007 increase in interest expense also includes 3.1 million Brazilian reais (approximately $1.5 million) of interest recorded in fiscal 2007 related to interest on various assessments imposed on our Brazilian subsidiary for the items disclosed in Note 11. There was no such interest expense in fiscal 2006.

For the fiscal year ended October 31, 2006, interest expense decreased $1.8 million to $13.6 million, from $15.4 million for the fiscal year ended October 31, 2005. The decrease for the fiscal year ended October 31, 2006 was attributable to the repayment of our Second Lien Loan in May 2005 with the proceeds that we received from our initial public offering.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 requires the issuer of convertible debt instruments with cash settlement features to account separately for the liability and equity components of the instrument. The debt would be recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate at the time of issuance. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The FSP also requires accretion of the resultant debt discount over the expected life of the debt. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Entities are required to apply the FSP retrospectively for all periods presented. We are currently evaluating FSP APB 14-1 and have not yet determined the impact its adoption will have on our consolidated financial statements. However, the impact of this new accounting treatment will be significant and will result in a significant increase to non-cash interest expense beginning in fiscal year 2010 for financial statements covering past and future periods.

Interest Income

Interest income of $6.7 million for the fiscal year ended October 31, 2007 increased from $3.4 million for the fiscal year ended October 31, 2006. The increase was attributable to higher cash balances for the fiscal year ended October 31, 2007 relative to the fiscal year ended October 31, 2006.

Interest income of $3.4 million for the fiscal year ended October 31, 2006 increased from $0.6 million for the fiscal year ended October 31, 2005. The increase was attributable to our investment of a portion of the proceeds that we received from our secondary offering which closed in September 2005.

Other Expense, net

For the fiscal year ended October 31, 2007, other expense, net was $7.9 million resulting primarily from the write-off of debt issuance costs of $4.8 million related to the accelerated pay-down of the Term B loan facility, and $2.3 million resulting from the net effects of currency conversion transactions, currency translation, and settlements of currency derivative transactions. For the fiscal year ended October 31, 2006, other expense, net was $6.4 million resulting primarily from a $6.4 million loss on early debt extinguishment associated with our existing Credit Facility.

Provision for Income Taxes

We recorded a provision for income taxes of $24.7 million for the fiscal year ended October 31, 2007 compared to a provision for income taxes of $32.2 million for the fiscal year ended October 31, 2006. The decrease in the provision for income taxes is primarily attributable to a decrease in global pre-tax income and changes in the jurisdictional mix of income, partially offset by increases in valuation allowance during the year.

Our effective tax rate was (266%) for the fiscal year ended October 31, 2007 as compared to 35% for the fiscal year ended October 31, 2006. The effective tax rate was different than the expected statutory rate of 35% for the fiscal year ended October 31, 2007 due to the decrease in global pre-tax income and changes in the jurisdictional mix of income, partially offset by increases in the valuation allowance during the year ended October 31, 2007.

We recorded a provision for income taxes of $32.2 million for the fiscal year ended October 31, 2006, compared to $13.5 million in fiscal year 2005. The increase in the provision for the fiscal year ended October 31, 2006 from the fiscal year ended October 31, 2005 is primarily attributable to an increase in our pre-tax income and secondarily to an increase in our effective tax rate. For the fiscal year ended October 31, 2006, our effective tax rate was 35.1% as compared to 28.9% for the fiscal year ended October 31, 2005. The increase in the tax rate is primarily attributable to the net effect of increases in pre-tax income, a smaller reduction in our valuation allowance for deferred tax assets, expiration of the federal research credit offset by increases in the amount of income considered permanently reinvested in foreign operations and subject to lower foreign tax rates.

As of October 31, 2007, we have recorded deferred tax assets on our consolidated balance sheet after recording a valuation allowance against foreign tax credits carryforwards, foreign taxes on basis differences and certain tax deductible intangible assets reversing beyond 2010 and various non-U.S. net operating losses. The realization of these assets is dependent on our generating sufficient U.S. and foreign taxable income. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters when we reevaluate the underlying basis for our estimates of future domestic and certain foreign taxable income.

We are currently under audit by the Internal Revenue Service, or IRS, for our fiscal years 2003 and 2004. Although we believe we have correctly provided appropriate amounts for income taxes payable for the years subject to audit, the IRS may adopt different interpretations. We have not yet received any final determinations with respect to this audit.

We are currently under audit by the Israeli Tax Authority, or ITA, for our fiscal years 2004 through 2006 and the Brazil tax authority for calendar tax years 2003 through 2008. Although we believe we have correctly provided appropriate amounts for income taxes payable for the years subject to audit, the ITA may adopt different interpretations. We have not yet received any final determinations with respect to these audits.

Segment Information

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

The following table reconciles segmented net revenues and operating income to totals for the fiscal years ended October 31, 2007, 2006 and 2005.

	Years Ended October 31,			Change in Dollars		Change in Percent
				2007 vs	2006 vs	2007 vs	2006 vs
	2007	2006	2005	2006	2005	2006	2005

Net revenues:
North America	$400,433	$333,673	$289,720	$66,760	$43,953	20.0%	15.2%
International	506,195	248,383	196,347	257,812	52,036	103.8%	26.5%
Corporate	(3,736)	(986)	(700)	(2,750)	(286)	278.9%	40.9%

Total net revenues	$902,892	$581,070	$485,367	$321,822	$95,703	55.4%	19.7%

Operating income:
North America	$156,562	$129,358	$104,867	$27,204	$24,491	21.0%	23.4%
International	110,795	60,965	37,375	49,830	23,590	81.7%	63.1%
Corporate	(238,877)	(82,014)	(74,054)	(156,863)	(7,960)	191.3%	10.7%

Total operating income	$28,480	$108,309	$68,188	$(79,829)	$40,121	(73.7)%	58.8%

Net revenues growth in International for the fiscal year ended October 31, 2007 as compared to the prior year was primarily driven by an increase of approximately $213.1 million in System Solutions and $44.8 million in Services net revenues following the Lipman acquisition. See “Results of Operations — Net Revenues” for additional commentary.

Net revenues growth in North America for the fiscal year ended October 31, 2007 as compared to the prior year was primarily driven by an increase of approximately $61.5 million in System Solutions and $5.2 million in Services net revenues following the Lipman acquisition. See “Results of Operations — Net Revenues” for additional commentary.

The increase in International operating income for the fiscal year ended October 31, 2007 compared to the prior year was due to higher revenue as a result of both the acquisition of Lipman and organic growth, partially offset by a declining gross profit percentage and higher operating expenses. See “Results of Operations — Gross Profit” for additional commentary.

The increase in operating income for North America for the fiscal year ended October 31, 2007 was due to higher revenue, and gross profit, partially offset by a declining gross profit percentage. See “Results of Operations — Gross Profit” for additional commentary. In addition, North America research and development expenses for the fiscal year ended October 31, 2006 included $8.5 million for projects which have since been broadened in scope and will benefit customers outside the North America segment. As a result, the expenses for these projects for the fiscal year ended October 31, 2007 are charged to Corporate.

The decrease in Corporate operating income for the fiscal year ended October 31, 2007 was primarily due to higher non-cash acquisition related charges including an increase of $32.3 million of amortization of purchased core and developed technology assets, $16.9 million of amortization of purchased intangible assets, $13.8 million of amortization of step-up in inventory on acquisition, $6.8 million of in-process research and development charges, and $2.7 million of amortization of step-down in deferred revenue on acquisition. In addition, stock-based compensation increased by $22.9 million. Furthermore, in fiscal year 2007, Corporate costs included $15.3 million in charges related to write-offs of inventory, scrap, and accrual of liabilities to purchase excess components from contract manufacturers, compared to $4.2 million for fiscal year ended October 31, 2006. Slightly under half of 2007 charges related to non-PCI compliant inventory as the December 31, 2007 PCI deadline significantly reduced the markets in which non-PCI compliant inventory and components could be sold. Also, product warranty cost increased $3.7 million primarily due to product situation reserve for the acquired product. In addition, approximately $8.5 million of engineering expenses for projects which previously benefited North America in the fiscal year ended October 31, 2006 were broadened in scope, managed by the Corporate engineering function and charged to Corporate in the fiscal year ended October 31, 2007. Furthermore, Corporate operating expenses increased $36.9 million primarily due to the acquisitions of Lipman and PayWare and the related integration expenses.

The increase in International operating income for the fiscal year ended October 31, 2006 compared to the prior year was mainly due to increased net revenues and a higher gross profit percentage as a result of the introduction of higher margin Vx wireless solutions and favorable product mix, partially offset by higher operating expenses.

The increase in operating income for North America for the fiscal year ended October 31, 2006 compared to the prior year was mainly due to higher net revenues and a higher gross profit percentage as a result of favorable product mix in both System Solutions and to a lesser extent Services, which was partially offset by higher operating expenses.

Liquidity and Capital Resources

	Years Ended October 31,
	2007	2006	2005
	(In thousands)

Net cash provided by (used for)
Operating activities	$89,270	$16,747	$40,159
Investing activities	(311,696)	(4,025)	(35,004)
Financing activities	349,920	7,834	47,319
Effect of foreign currency exchange rate changes on cash	943	943	(114)

Net increase in cash and cash equivalents	$128,437	$21,499	$52,360

Our primary liquidity and capital resource needs are to service our debt, finance working capital, and to make capital expenditures and investments. At October 31, 2007, our primary sources of liquidity were cash and cash equivalents of $215 million and our $40 million unused revolving credit facility.

Operating Activities

Cash flow from operations before changes in working capital amounted to $76.7 million for the fiscal year ended October 31, 2007. A net loss of $34.0 million was offset by non-cash charges of $110.8 million, consisting primarily of acquisition-related charges of $66.2 million; stock-based compensation expense of $28.9 million; depreciation and amortization related to property, plant, and equipment, capitalized software, and debt issuance costs totaling $10.7 million; and the non-cash portion of the loss on debt extinguishment totaling $4.8 million.

Cash flow from operations due to changes in working capital netted to $12.5 million during the fiscal year ended October 31, 2007. The main drivers are as follows:

•	A reduction in inventory of $45.1 million. This reduction occurred primarily because the beginning balance of inventory for the period was unusually high because we had increased inventory for our initial stocking of inventory for new product releases. In addition, we balanced our inventory position to meet the demand changes triggered by the acquisition of Lipman;

•	An increase in accounts payable of $28.1 million due to timing of purchases of inventory and services;

•	An increase in deferred revenue of $14.5 million due to an increased in deferred service such as customer support and installations;

•	An increase in tax-related balances totaling $18.1 million, which included increases in deferred tax liabilities of $38.3 million and income taxes payable of $20.4 million, partially offset by an increase in deferred tax assets of $29.1 million and the reclassification of tax benefits from stock-based compensation of $11.5 million;

•	An increase in accounts receivable of $39.5 million due to higher sales and sales orders being received more towards the end of our fiscal year; and

•	Increases in prepaid expenses and other current assets of $41.5 million and in other assets of $5.1 million.

Our operations provided cash of $16.7 million for the fiscal year ended October 31, 2006, which was attributable to net income of $59.5 million and depreciation, amortization and other non-cash charges of $28.7 million, offset by $71.5 million used by net operating assets and liabilities. The principal uses of net operating assets and liabilities for the fiscal year ended October 31, 2006 were largely attributable to an increase in inventories of $52.0 million, an increase in accounts receivable of $28.9 million, an increase in deferred tax assets of $5.8 million, an increase in prepaid expenses and other current assets of $4.4 million, an increase in other assets of $2.1 million, tax benefit from stock-based compensation of $3.4 million, a decrease in accrued warranty of $1.3 million, and a decrease in accrued expenses and other liabilities of $2.1 million. The beginning inventory balance for the previous year, as measured by inventory turns, was at an unusually low balance due to a number of factors including higher than expected demand and transitional issues with two contract manufacturers. In addition, we increased inventory as a result of balancing our inventory position to meet the demand changes triggered by the acquisition of Lipman. The accounts receivable increase was primarily driven by higher sales in addition to a shift towards International, which typically carries a higher days sales outstanding (DSO). This was partially offset by an increase in accounts payable of $17.2 million resulting from higher inventory levels, an increase in income tax payable of $1.5 million, an increase in accrued compensation of $2.7 million, and an increase in deferred revenue, net of $7.2 million.

Investing Activities

Investing activities used cash of $311.7 million during the fiscal year ended October 31, 2007. The acquisition of Lipman used cash of $263.6 million, net of cash and cash equivalents acquired. We also acquired a majority interest in VeriFone Transportation Systems (“VTS”) for cash of $4.1 million, net of cash and cash equivalents acquired. In addition, we made equity investments in two companies totaling $5.7 million. Purchases of property, plant, and equipment totaled $30.2 million, including an increase in construction in progress of $17.6 million primarily related to our migrating to a new enterprise resource planning information system, which will replace our existing system. In addition, the capitalization of software development costs was $7.7 million.

Our investing activities used $4.0 million of net cash during the fiscal year ended October 31, 2006. Cash generated by the sale of marketable securities was $141.9 million, partially offset by investments in marketable securities of $125.0 million, capitalization of software development of $2.0 million, purchases of other assets of $0.9 million, purchases of property, plant, and equipment of $3.7 million, transaction costs for pending acquisitions of $3.4 million, and acquisition of PayWare, net of cash and cash of equivalent of $10.9 million.

Financing Activities

Financing activities provided cash of $350.0 million for the fiscal year ended October 31, 2007. In November 2006, we drew $305.3 million, net of costs, on our Term B loan to fund our acquisition of Lipman. In June 2007, we issued 1.375% Senior Convertible Notes (the “Senior Notes”) for net proceeds of $307.9 million. We used $260.0 million of the proceeds from the Senior Notes to pay down our Term B loan in addition to other payments totaling $3.8 million against our Term B loan and other debt. In other transactions related to the Senior Notes, we used $80.2 million to purchase a hedge on the Senior Notes and received $31.2 million from the sale of warrants. We received additional proceeds of $37.1 million from the exercise of stock options and $11.5 million from the tax benefit derived from stock-based compensation.

Our financing provided cash of $7.8 million for the fiscal year ended October 31, 2006, primarily due to tax benefits related to exercise of stock options of $3.4 million, proceeds from long-term debt $184.0 million and proceeds from stock options exercises of $3.0 million, partially offset by principal payments of $182.6 million on the Term B loan and repayment of $0.1 million of capital leases.

Our future capital requirements may vary significantly from prior periods as well as from those currently planned. These requirements will depend on a number of factors, including operating factors such as our terms and payment experience with customers and investment we may make in product or market development such as our current investments in expanding our International operations. Finally, our capital needs may be significantly affected by any acquisition we may make in the future. Based upon our current level of operations, we believe that we have the financial resources to meet our business requirements for the next year, including capital expenditures, working capital requirements, and future strategic investments, and to comply with our financial covenants.

Secured Credit Facility

On June 30, 2004, we entered into a secured credit facility (the “Old Credit Facility”) with a syndicate of financial institutions. The Old Credit Facility consisted of a Revolver permitting borrowings up to $30 million, a Term B Loan of $190 million, and a Second Lien Loan of $72 million.

On October 31, 2006, our principal subsidiary, VeriFone, Inc. (the “Borrower”), entered into a credit agreement consisting of a Term B Loan facility of $500 million and a revolving credit facility permitting borrowings of up to $40 million. The proceeds from the Term B loan were used to repay all outstanding amounts relating to the Old Credit Facility, pay certain transaction costs and partially fund the cash consideration in connection with the acquisition of Lipman on November 1, 2006. Through October 31, 2007, the Company had repaid an aggregate of $263.8 million, leaving a Term B Loan balance of $236.2 million at October 31, 2007.

The Credit Facility is guaranteed by VeriFone Holdings, Inc. and certain of its subsidiaries and is secured by collateral including substantially all of our assets and stock of our subsidiaries. Prior to the January 25, 2008 amendment discussed below, at October 31, 2007 and October 31, 2006, the interest rates were 7.11% and 7.12% on the Term B Loan and 6.61% and 6.87% on the revolving loan, respectively. We pay a commitment fee on the unused portion of the revolving loan under the Credit Facility at a rate that varies between 0.375% and 0.300% per annum depending upon its consolidated total leverage ratio. As of October 31, 2007 and 2006, the commitment fee was 0.300% and 0.375% per annum, respectively. We pay a letter of credit fee on the unused portion of any letter of credit issued under the Credit Facility at a rate that varies between 1.50% and 1.25% per annum depending upon our consolidated total leverage ratio. At October 31, 2007 and October 31, 2006, we were subject to a letter of credit fee at a rate of 1.25% and 1.50% per annum, respectively.

As of October 31, 2007, at our option, the revolving loan bears interest at a rate of 1.25% over the three-month LIBOR, which was 5.36%, or 0.25% over the lender’s base rate, which was 7.50%. As of October 31, 2006, at our option, the revolving loan bore interest at a rate of 1.50% over the three-month LIBOR, which was 5.37%, or 0.50% over the lender’s base rate, which was 8.25%. As of October 31, 2007, the entire $40 million revolving loan was available for borrowing to meet short-term working capital requirements. At our option, at October 31, 2007 and 2006, the Term B Loan bore interest at a rate of 1.75% over the three-month LIBOR or 0.75% over the lender’s base rate.

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

The terms of the Credit Facility require us to comply with financial covenants, including maintaining leverage and fixed charge coverage ratios at the end of each fiscal quarter, obtaining protection against fluctuation in interest rates, and limits on annual capital expenditure levels. As of October 31, 2007, we were required to maintain a total leverage ratio of not greater than 4.0 to 1.0 and a fixed charge coverage ratio of at least 2.0 to 1.0. Total leverage ratio is equal to total debt less cash as of the end of a reporting fiscal quarter divided by the consolidated EBITDA for the most recent four consecutive fiscal quarters. Some of the financial covenants become more restrictive over the term of the Credit Facility. Noncompliance with any of the financial covenants without cure or waiver would constitute an event of default under the Credit Facility. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of repayment of the principal and interest outstanding and a termination of the revolving loan. The Credit Facility also contains non-financial covenants that restrict some of our activities, including our ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures, and engage in specified transactions with affiliates. The terms of the Credit Facility permit prepayments of principal and require prepayments of principal upon the occurrence of certain events including among others, the receipt of proceeds from the sale of assets, the receipt of excess cash flow as defined, and the receipt of proceeds of certain debt issues. The Credit Facility also contains customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest, or fees when due, subject to specified grace periods, breach of specified covenants, change in control, and material inaccuracy of representations and warranties. We were in compliance with our financial and non-financial covenants as of October 31, 2007.

On January 25, 2008, the Borrower and VeriFone Intermediate Holdings, Inc. entered into a First Amendment to the Credit Agreement and Waiver (the “First Amendment”) with the Lenders under its Credit Facility, dated October 31, 2006. The First Amendment extends the deadlines for delivery of certain required financial information for the three-month periods ended January 31, April 30, and July 31, 2007, the year ended October 31, 2007 and the three-month period ended January 31, 2008. In connection with the First Amendment, the Borrower paid to consenting Lenders a fee of $0.7 million, or 0.25% of the aggregate amount outstanding under the Term B loan and revolving credit commitment made available by the consenting Lenders, and agreed to an increase in the interest rate payable on the term loan of 0.25% per annum.

On April 28, 2008, the Borrower and VeriFone Intermediate Holdings, Inc. entered into a Second Amendment to the Credit Agreement (the “Second Amendment”) with the Lenders under its Credit Facility. The Second Amendment extends the time periods for delivery of certain required financial information for the three-month periods ended January 31, April 30, and July 31, 2007, the year ended October 31, 2007, and the three-month periods ended January 31 and April 30, 2008 to July 31, 2008. In connection with the Second Amendment, the Borrower paid to consenting Lenders a fee of $0.7 million, or 0.25% of the aggregate amount outstanding under the term loan and revolving credit commitment made available by the consenting Lenders, agreed to an additional increase in the interest rate payable on the Term B loan and any revolving commitments of 0.75% per annum, agreed to an increase of 0.125% per annum to the commitment fee for unused revolving commitments, and agreed to an increase of 0.75% per annum to the letter of credit fees, each of which are effective from the date of the Second Amendment.

On July 31, 2008, the Borrower and VeriFone Intermediate Holdings, Inc. entered into a Third Amendment to the Credit Agreement (the “Third Amendment”) with the Lenders under its Credit Facility. The Third Amendment extends the time periods for delivery of certain required financial information for the three-month periods ended January 31, April 30 and July 31, 2007, the year ended October 31, 2007 and the three-month periods ended January 31 and April 30, 2008 to August 31, 2008. In connection with the Third Amendment, the Borrower paid to consenting Lenders a fee of $0.3 million, or 0.125% of the aggregate amount outstanding under the Term B loan and the amount of the revolving credit commitment made available by the consenting Lenders. Following the Third Amendment, the Borrower pays interest on the Term B loan at a rate of 2.75% over three-month LIBOR (the Borrower may elect at the end of an interest period to have the term loan bear interest at 1.75% over the lender’s base rate) and any revolving loans would bear interest, at the Borrower’s option, at either 2.0% over LIBOR or 1.0% over the lender’s base rate, assuming the Borrower remains in the lowest rate tier based on its total consolidated leverage ratio.

In each of the Credit Agreement amendments, the Lenders agreed that no default that may have arisen under the Credit Agreement by virtue of any failure to deliver accurate financial statements or the related certifications for the fiscal quarters being restated would be a Default or an Event of Default as defined under the Credit Agreement. The Lenders also agreed that any such Default or Event of Default would for all purposes of the Credit Agreement and related loan documents be waived.

1.375% Senior Convertible Notes

On June 22, 2007, we sold $316.2 million aggregate principal amount of 1.375% Senior Convertible Notes due 2012 (the “Notes”) in an offering through Lehman Brothers Inc. and JP Morgan Securities Inc. (together, “initial purchasers”) to qualified institutional buyers pursuant to Section 4(2) and Rule 144A under the Securities Act. The net proceeds from the offering, after deducting transaction costs, were approximately $307.9 million. We incurred approximately $8.3 million of debt issuance costs. The transaction costs, consisting of the initial purchasers’ discounts and offering expenses, were primarily recorded in debt issuance costs, net and are being amortized to interest expense using the effective interest method over five years. We will pay 1.375% interest per annum on the principal amount of the Notes, payable semi-annually in arrears in cash on June 15 and December 15 of each year, commencing on December 15, 2007, subject to increase in certain circumstances as described below.

The Notes were issued under an Indenture with U.S. Bank National Association, as trustee. Each $1,000 of principal of the Notes will initially be convertible into 22.719 shares of VeriFone common stock, which is equivalent to a conversion price of approximately $44.02 per share, subject to adjustment upon the occurrence of specified events. Holders of the Notes may convert their Notes prior to maturity during specified periods as follows: (1) on any date during any fiscal quarter beginning after October 31, 2007 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (2) at any time on or after March 15, 2012; (3) if we distribute, to all holders of our common stock, rights or warrants (other than pursuant to a rights plan) entitling them to purchase, for a period of 45 calendar days or less, shares of our common stock at a price less than the average closing sale price for the ten trading days preceding the declaration date for such distribution; (4) if we distribute, to all holders of our common stock, cash or other assets, debt securities, or rights to purchase our securities (other than pursuant to a rights plan), which distribution has a per share value exceeding 10% of the closing sale price of our common stock on the trading day preceding the declaration date for such distribution; (5) during a specified period if certain types of fundamental changes occur; or (6) during the five business-day period following any five consecutive trading-day period in which the trading price for the Notes was less than 98% of the average of the closing sale price of our common stock for each day during such five trading-day period multiplied by the then current conversion rate. Upon conversion, we would pay the holder the cash value of the applicable number of shares of our common stock, up to the principal amount of the note. Amounts in excess of the principal amount, if any, will be paid in stock. Unless and until we obtain stockholder approval to amend our certificate of incorporation to increase our authorized capital, the maximum number of shares available for issuance upon conversion of each $1,000 principal amount of Notes will be the pro rata portion of an aggregate of 3,250,000 shares allocable to such Note, which equates to 10.2766 shares per $1,000 principal amount of Notes. We have agreed to use our reasonable best efforts to seek such stockholder approval within one year of the issuance of the Notes. Because we did not increase our authorized capital to permit conversion of all of the Notes at the initial conversion rate by June 21, 2008, beginning on June 21, 2008 the Notes began to bear additional interest at a rate of 2.0% per annum (in addition to the additional interest described below) on the principal amount of the Notes, which will increase by 0.25% per annum on each anniversary thereafter if the authorized capital has not been increased. If stockholder approval to increase our authorized capital is received, such additional interest will cease to accrue.

As of October 31, 2007, none of the conditions allowing holders of the Notes to convert had been met. If a fundamental change, as defined in the Indenture, occurs prior to the maturity date, holders of the Notes may require us to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest (including additional interest, if any) to, but excluding, the repurchase date.

The Notes are senior unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The Notes are effectively subordinated to any secured indebtedness to the extent of the value of the related collateral and structurally subordinated to indebtedness and other liabilities of our subsidiaries including any secured indebtedness of such subsidiaries.

In connection with the sale of the Notes, we entered into a registration rights agreement, dated as of June 22, 2007, with the initial purchasers of the Notes (the “Registration Rights Agreement”). Under the Registration Rights Agreement, we agreed (1) to use reasonable best efforts to cause a shelf registration statement covering resales of the Notes and the shares of common stock issuable upon conversion of the Notes to be declared effective by December 19, 2007 or to cause an existing shelf registration statement to be made available within 180 days after the original issuance of the Notes and (2) to use our reasonable best efforts to keep effective the shelf registration statement until the earliest of (i) the date when the holders of transfer restricted Notes and shares of common stock issued upon conversion of the Notes are able to sell all such securities immediately without restriction under

Rule 144(k) under the Securities Act of 1933, as amended (the “Securities Act”), (ii) the date when all transfer-restricted Notes and shares of common stock issued upon conversion of the Notes are registered under the registration statement and sold pursuant thereto and (iii) the date when all transfer-restricted Notes and shares of common stock issued upon conversion of the Notes have ceased to be outstanding. If we fail to meet these terms, we will be required to pay additional interest on the Notes at a rate of 0.25% per annum for the first 90 days and at a rate of 0.50% per annum thereafter.

Due to the delay in the filing of this Annual Report on Form 10-K, we have not yet been able to register the Notes and the shares underlying the Notes. Accordingly, the interest rate on the Notes increased by 0.25% per annum on December 20, 2007 and by an additional 0.25% per annum on March 19, 2008 relating to our obligations under the Registration Rights Agreement. Once a registration statement covering the Notes and shares underlying the Notes is declared effective, such additional interest will cease to accrue. The interest penalty on convertible note derivatives was valued at $0.6 million and has been accrued as of October 31, 2007.

In addition, the interest rate on the Notes increased an additional 0.25% per annum on May 1, 2008 (in addition to the additional interest described above) because we failed to file and deliver this Annual Report on Form 10-K. Such additional 0.25% interest will cease to accrue upon the filing of this Form 10-K.

In connection with the offering of the Notes, we entered into note hedge transactions with affiliates of the initial purchasers (the “counterparties”) whereby we have the option to purchase up to 7,184,884 shares of our common stock at a price of approximately $44.02 per share. The cost to us of the note hedge transactions was approximately $80.2 million. The note hedge transactions are intended to mitigate the potential dilution upon conversion of the Notes in the event that the volume weighted average price of our common stock on each trading day of the relevant conversion period or other relevant valuation period is greater than the applicable strike price of the convertible note hedge transactions, which initially corresponds to the conversion price of the Notes and is subject, with certain exceptions, to the adjustments applicable to the conversion price of the Notes.

In addition, we sold warrants to the counterparties whereby they have the option to purchase up to approximately 7.2 million shares of our common stock at a price of $62.356 per share. We received approximately $31.2 million in cash proceeds from the sale of these warrants. If the volume weighted average price of our common stock on each trading day of the measurement period at maturity of the warrants exceeds the applicable strike price of the warrants, there would be dilution to the extent that such volume weighted average price of our common stock exceeds the applicable strike price of the warrants. Unless and until we obtain stockholder approval to amend our certificate of incorporation to increase our authorized capital, the maximum number of shares issuable upon exercise of the warrants will be 1,000,000 shares of our common stock. If we do not obtain stockholder approval to amend our certificate of incorporation to increase our authorized capital by the date of the second annual meeting of our stockholders after the date of the pricing of the Notes, the number of shares of our common stock underlying the warrants will increase by 10%, and the warrants will be subject to early termination by the counterparties.

The cost incurred in connection with the note hedge transactions, net of the related tax benefit and the proceeds from the sale of the warrants, is included as a net reduction in additional paid-in capital in the accompanying consolidated balance sheets as of October 31, 2007, in accordance with the guidance in Emerging Issues Task Force (“EITF”) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

In accordance with SFAS No. 128, Earnings per Share, the Notes will have no impact on diluted earnings per share, or EPS, until the price of our common stock exceeds the conversion price of $44.02 per share because the principal amount of the Notes will be settled in cash upon conversion. Prior to conversion we will include the effect of the additional shares that may be issued if our common stock price exceeds $44.02 per share, using the treasury stock method. If the price of our common stock exceeds $62.356 per share, it will also include the effect of the additional potential shares that may be issued related to the warrants, using the treasury stock method. Prior to conversion, the note hedge transactions are not considered for purposes of the EPS calculation as their effect would be anti-dilutive.

Contractual Commitments

The following table summarizes our contractual obligations as of October 31, 2007 (in thousands):

		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years

Term B loan (including interest)	$326,720	$20,959	$40,809	$39,488	$225,464
1.375% Senior convertible notes (including interest)	338,605	4,374	9,284	324,947	—
Capital lease obligation	64	37	26	1	—
Operating leases	47,277	10,256	15,014	10,915	11,092
Minimum purchase obligations	47,428	47,428	—	—	—

	$760,094	$83,054	$65,133	$375,351	$236,556

Interest in the above table has been calculated using the rate in effect at October 31, 2007.

We work on a purchase order basis with third-party contract manufacturers and component suppliers with facilities in China, Singapore, Israel, and Brazil to supply our inventories. We issue a forecast to the third-party contract manufacturers and subsequently agrees to a build schedule to drive component material purchases and capacity planning. We provide each manufacturer with a purchase order to cover the manufacturing requirements, which constitutes a binding commitment by us to purchase materials produced by the manufacturer as specified in the purchase order. The total amount of purchase commitments as of October 31, 2007 was approximately $47.4 million, and are generally paid within one year. Of this amount, $4.4 million has been recorded in accrued expenses in the accompanying consolidated balance sheet as of October 31, 2007 because the commitment is expected not to have future value to us.

We expect that we will be able to fund our remaining obligations and commitments with cash flows from operations. To the extent we are unable to fund these obligations and commitments with cash flows from operations, we intend to fund these obligations and commitments with proceeds from our $40.0 million revolving loan under our secured credit facility or future debt or equity financings.

Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA, as adjusted)

We define earnings before interest, taxes, depreciation, and amortization, or EBITDA, as adjusted, as the sum of (1) net income (loss) (excluding extraordinary items of gain or loss and any gain or loss from discontinued operations), (2) interest expense, (3) income taxes, (4) depreciation, amortization, goodwill impairment, and other non-recurring charges, (5) non-cash charges, including non-cash stock-based compensation expense and purchase accounting items, and (6) management fees to our principal stockholder. EBITDA, as adjusted, is a primary component of the financial covenants to which we are subject under our Credit Facility. If we fail to maintain required levels of EBITDA, as adjusted, we could have a default under our Credit Facility, potentially resulting in an acceleration of all of our outstanding indebtedness.

Management uses EBITDA, as adjusted, only in addition to and in conjunction with results presented in accordance with GAAP. Management believes that the use of this non-GAAP financial measure, in conjunction with results presented in accordance with GAAP, helps it to evaluate our performance and to compare our current results with those for prior periods as well as with the results of other companies in our industry. Our competitors may, due to differences in capital structure and investment history, have interest, tax, depreciation, amortization, and other non-cash expenses that differ significantly from ours. Management also uses this non-GAAP financial measure in our budget and planning process. Management believes that the presentation of this non-GAAP financial measure may be useful to investors for many of the same reasons that management finds these measures useful.

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

As noted above, management excludes the following items from EBITDA, as adjusted:

•	Provision for income taxes. While income taxes are directly related to the amount of pre-tax income, they are also impacted by tax laws and the company’s tax structure. As the tax laws and our tax structure are not under the control of our operational managers, management believes that the provision for (benefit from) income taxes should be excluded when evaluating our operational performance.

•	Interest expense and interest income. While working capital supports the business, management does not believe that related interest expense or interest income is directly attributable to the operating performance of our business.

•	Depreciation of property, plant and equipment. Management excludes depreciation because while tangible assets support the business, management does not believe the related depreciation costs are directly attributable to the operating performance of our business. In addition, depreciation may not be indicative of current or future capital expenditures.

•	Amortization of capitalized software. Management excludes amortization of capitalized software because while capitalized software supports the business, management does not believe the related amortization costs are directly attributable to the operating performance of our business. In addition, amortization of capitalized software may not be indicative of current or future expenditures to develop software.

•	Amortization of certain acquisition related items. We incur amortization of purchased core and developed technology assets, amortization of purchased intangible assets, amortization of step-down in deferred revenue on acquisition and amortization of step-up in inventory on acquisition in connection with acquisitions. Management excludes these items because it does not believe these expenses are reflective of ongoing operating results in the period incurred. These amounts arise from prior acquisitions and management does not believe that they have a direct correlation to the operation of our business.

•	In-process research and development. We incur IPR&D expenses when technological feasibility for acquired technology has not been established at the date of acquisition and no future alternative use for such technology exists. These amounts arise from prior acquisitions and management does not believe they have a direct correlation to the operation of VeriFone’s business.

•	Stock-based compensation. These expenses consist primarily of expenses for employee stock options and restricted stock units under SFAS No. 123(R). Management excludes stock-based compensation expenses from non-GAAP financial measures primarily because they are non-cash expenses which management believes are not reflective of ongoing operating results.

•	Acquisition related charges and restructuring costs. This represents charges incurred for consulting services and other professional fees associated with acquisition related activities. These expenses also include charges related to restructuring activities, including costs associated with severance, benefits and excess facilities. As management does not believe that these charges directly relate to the operation of our business, management believes they should be excluded when evaluating our operating performance.

•	Management fees to majority stockholder. Management excludes management fees paid to our majority stockholder (which were paid prior to our initial public offering) because it does not believe that these charges directly relate to the operation of our business.

•	Refund of foreign unclaimed pension benefits. Management excludes the refund of foreign unclaimed pension benefits because it does not believe these amounts directly relate to the operation of our business.

•	Non-cash portion of loss on debt extinguishment. This represents the non-cash portion of loss incurred on the extinguishment of our credit facility. While this credit facility supported our business, management does not believe the related loss on extinguishment is a cost directly attributable to the operating performance of our business.

A reconciliation of net income (loss), the most directly comparable U.S. GAAP measure, to EBITDA, as adjusted, for the years ended October 31, 2007, 2006, and 2005 is as follows (in thousands):

	Years Ended October 31,
	2007	2006	2005	2004	2003

U.S. GAAP net income (loss)	$(34,016)	$59,511	$33,239	$5,606	$241
Provision for income taxes	24,718	32,159	13,490	4,971	12,296
Interest expense(1)	36,598	13,617	15,384	12,597	12,456
Interest income	(6,702)	(3,372)	(598)	—	—
Depreciation and amortization of equipment and improvements	7,766	3,505	3,691	2,451	1,333
Amortization of capitalized software	1,220	1,231	1,173	698	108
Amortization of purchased intangible assets(2)	59,468	10,328	11,902	19,945	24,348
Amortization of step-up in deferred revenue on acquisition(2)	3,735	986	700	519	1,561
Amortization of step-up in inventory on acquisition	13,823	121	—	—	—
In-process research and development	6,752	—	—	—	—
Stock-based compensation	28,892	6,000	1,687	400	81
Acquisition related charges and restructuring costs	10,234	—	—	—	—
Management fees to majority stockholder	—	—	125	250	250
Refund of foreign unclaimed pension benefits	—	—	—	—	(2,820)
Extinguishment of debt issuance costs	4,764	6,359	5,630	9,810	—

EBITDA as adjusted	$157,252	$130,445	$86,423	$57,247	$49,854

(1)	For the year ended October 31, 2007, interest expense increased due to the increase in the balance of our debt instruments.

(2)	For the year ended October 31, 2007, these expenses increased significantly due to the acquisition of Lipman and PayWare.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K, consist of interest rate cap agreements and forward foreign currency exchange agreements described under “Item 7A — Quantitative and Qualitative Disclosures about Market Risk” below.

Effects of Inflation

Our monetary assets, consisting primarily of cash, cash equivalents, and receivables, are not affected by inflation because they are short-term and in the case of cash are immaterial. Our non-monetary assets, consisting primarily of inventory, intangible assets, goodwill, and prepaid expenses and other assets, are not affected significantly by inflation. We believe that replacement costs of equipment, furniture, and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our cost of goods sold and expenses, such as those for employee compensation, which may not be readily recoverable in the price of system solutions and services offered by us.

Critical Accounting Estimates

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. We believe the following critical accounting policies include our more significant estimates and assumptions used in the preparation of our consolidated financial statements. Our significant accounting policies are described in “Note 2 — Summary of Significant Accounting Policies” to the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

While the majority of our sales transactions contain standard business terms and conditions, there are some transactions that contain non-standard business terms and conditions. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting including: (1) whether an arrangement exists and what is included in the arrangement; (2) how the arrangement consideration should be allocated among the deliverables if there are multiple deliverables; (3) when to recognize net revenues on the deliverables; (4) whether undelivered elements are essential to the functionality of delivered elements; and (5) whether we have fair value for the undelivered elements. In addition, our revenue recognition policy requires an assessment as to whether collection is probable, which inherently requires us to evaluate the creditworthiness of our customers. Changes in judgments on these assumptions and estimates could materially impact the timing of revenue recognition.

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

We review the adequacy of our inventories valuation on a quarterly basis. For production inventory, our methodology involves matching our on-hand and on-order inventories with our sales estimate over the next twelve and eighteen months. We then evaluate the inventory found to be in excess of the twelve-month demand estimate and take appropriate write-downs to reflect the risk of obsolescence. For on-hand and on-order inventory in excess of eighteen month requirements we generally record a 100% reserve. This methodology is significantly affected by our sales estimates. If actual demand were to be substantially lower than estimated, additional inventories write-downs for excess or obsolete inventories may be required.

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

Product Returns Reserve and Allowance for Doubtful Accounts

Product return reserve is an estimate of future product returns related to current period net revenues based upon historical experience. Material differences may result in the amount and timing of our net revenues for any period. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to pay their invoices to us in full. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer’s expected ability to pay, aging of accounts receivable balances, and our collection history with each customer. We make estimates and judgments about the inability of customers to pay the amount they owe us which could change significantly if their financial condition changes or the economy in general deteriorates.

Goodwill

We review goodwill at least annually for impairment. Should certain events or indicators of impairment occur between annual impairment tests, we perform the impairment test of goodwill at that date. In testing for a potential impairment of goodwill, we: (1) allocate goodwill to our various reporting units to which the acquired goodwill relates; (2) estimate the fair value of our reporting units; and (3) determine the carrying value (book value) of those reporting units, as some of the assets and liabilities related to those reporting units are not held by those reporting units but by corporate headquarters. Furthermore, if the estimated fair value of a reporting unit is less than the carrying value, we must estimate the fair value of all identifiable assets and liabilities of that reporting unit, in a manner similar to a purchase price allocation for an acquired business. This can require independent valuations of certain internally generated and unrecognized intangible assets such as in-process research and development and developed technology. Only after this process is completed can the amount of goodwill impairment, if any, be determined.

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

Long-lived Assets

We review our long-lived assets including property and equipment, capitalized software development costs, and identifiable intangible assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Determining if such events or changes in circumstances have occurred is subjective and judgmental. Should we determine such events have occurred, we then determine whether such assets are recoverable based on estimated future undiscounted net cash flows and fair value. If future undiscounted net cash flows and fair value are less than the carrying value of such asset, we write down that asset to its fair value.

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

Contingencies and Litigation

We evaluate contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, Accounting for Contingencies. We assess the likelihood of any adverse judgments or outcomes to a potential claim or legal proceeding, as well as potential ranges of probable losses, when the outcomes of the claims or proceedings are probable and reasonably estimable. A determination of the amount of accrued liabilities required, if any, for these contingencies is made after the analysis of each matter. Because of uncertainties related to these matters, we base our estimates on the information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation and may revise our estimates. Any revisions in the estimates of potential liabilities could have a material impact on our results of operations and financial position.

Stock-Based Compensation

Effective May 1, 2005, we adopted the SFAS No. 123(R), Share-Based Payment, which requires us to measure compensation cost for all outstanding unvested share-based awards at fair value and recognize compensation over the requisite service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. In valuing share-based awards, significant judgment is required in determining the expected volatility of our common stock and the expected term individuals will hold their share-based awards prior to exercising. Expected volatility of the stock is based on a blend of our peer group in the industry in which we do business and the historical volatility of our own stock. The expected term of options granted is derived from the historical actual term of option grants and represents the period of time that options granted are expected to be outstanding. In the future, our expected volatility and expected term may change which could substantially change the grant-date fair value of future awards of stock options and ultimately the expense we record.

Business Combinations

We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed, as well as IPR&D, based on their estimated fair values. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. The significant purchased intangible assets recorded by us include customer relationship, developed and core technology and the trade name.

Critical estimates in valuing intangible assets include but are not limited to: future expected cash flows from customer contracts, customer lists, distribution agreements and acquired developed technologies and patents; expected costs to develop IPR&D into commercially viable products and estimating cash flows from projects when completed; brand awareness and market position, as well as assumptions about the period of time the brand will continue to be used in our product portfolio; and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Restructuring

We monitor and regularly evaluate our organizational structure and associated operating expenses. Depending on events and circumstances, we may decide to take additional actions to reduce future operating costs as our business requirements evolve. In determining restructuring charges, we analyze our future operating requirements, including the required headcount by business functions and facility space requirements. Our restructuring costs, and any resulting accruals, involve significant estimates using the best information available at the time the estimates are made. These restructuring costs are accounted for under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. In recording severance reserves, we accrue a liability when all of the following conditions have been met: management, having the authority to approve the action, commits to a plan of termination; the plan identifies the number of employees to be terminated, their job classifications and their locations, and the expected completion date; the plan is communicated such that the terms of the benefit arrangement are explained in sufficient detail to enable employees to determine the type and amount of benefits they will receive if they are involuntarily terminated; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. In recording facilities lease loss reserves, we make various assumptions, including the time period over which the facilities are expected to be vacant, expected sublease terms, expected sublease rates, anticipated future operating expenses, and expected future use of the facilities. Our estimates involve a number of risks and uncertainties, some of which are beyond our control, including future real estate market conditions and our ability to successfully enter into subleases or lease termination agreements with terms as favorable as those assumed when arriving at our estimates. We regularly evaluate a number of factors to determine the appropriateness and reasonableness of our restructuring and lease loss accruals including the various assumptions noted above. If actual results differ significantly from our estimates, we may be required to adjust our restructuring and lease loss accruals in the future.

We also incur costs from our plan to exit certain activities of companies acquired in business combinations. These costs are recognized as a liability on the date of the acquisition under EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, when both of the following conditions are met: management assesses, formulates, and approves a plan to exit the activity; and the exit plan identifies the activities to be disposed, the locations of those activities, the method of disposition, all significant actions needed to complete the plan, and the expected date of completion of the plan.

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

We have recorded a valuation allowance on our foreign tax credits carryforwards, foreign taxes on basis differences, and tax deductible intangible assets reversing beyond 2010 and various non-U.S. net operating losses because realization of these tax benefits through future taxable income cannot be reasonably assured. We intend to maintain the valuation allowances until sufficient positive evidence exists to support that it is more likely than not the deferred tax assets will be realized. An increase in the valuation allowance would result in additional expense in each period the balance increases. We make estimates and judgments about our future taxable income that are based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties relating to these uncertain tax positions. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 requires the issuer of convertible debt instruments with cash settlement features to account separately for the liability and equity components of the instrument. The debt would be recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate at the time of issuance. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The FSP also requires accretion of the resultant debt discount over the expected life of the debt. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Entities are required to apply the FSP retrospectively for all periods presented. We are currently evaluating FSP APB 14-1 and have not yet determined the impact its adoption will have on our consolidated financial statements. However, the impact of this new accounting treatment will be significant and will result in a significant increase to non-cash interest expense beginning in fiscal year 2010 for financial statements covering past and future periods.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (“NCI”) and classified as a component of equity. In conjunction with SFAS No. 141(R), discussed below, SFAS No. 160 will significantly change the accounting for partial and/or step acquisitions. SFAS No. 160 will be effective for us in the first quarter of fiscal year 2010. Early adoption is not permitted. We are currently evaluating SFAS No. 160 and have not yet determined the impact, if any, its adoption will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development as an indefinite-lived intangible asset until approved or discontinued rather than as an immediate expense, expensing restructuring costs in connection with an acquisition rather than adding them to the cost of an acquisition, the treatment of acquisition-related transaction costs, the recognition of changes in the acquirer’s income tax valuation allowance, and accounting for partial and/or step acquisitions. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies under SFAS No. 109, Accounting for Income Taxes. Early adoption is not permitted. When SFAS No. 141(R) becomes effective (which will be in the first quarter of our fiscal year 2010), any adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) will be recorded through income tax expense, whereas currently the accounting treatment would require any adjustment to be recognized through the purchase price. We are currently evaluating SFAS No. 141(R) and have not yet determined the impact, if any, its adoption will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to elect to measure financial instruments and liabilities at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, provided the provisions of SFAS No. 157 are applied. We are evaluating SFAS No. 159 and have not yet determined the impact, if any, its adoption will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. On February 12, 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157. FSP FAS 157-2 defers the implementation of SFAS No. 157 for certain nonfinancial assets and nonfinancial liabilities. The remainder of SFAS No. 157 is effective for us beginning in the first quarter of fiscal year 2010. The implementation of SFAS No. 157 is not expected to have a material impact on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position. FIN 48 indicates that an enterprise shall initially recognize the financial statement effects of a tax position when it is more likely than not of being sustained on examination, based on the technical merits of the position. In addition, FIN 48 indicates that the measurement of a tax position that meets the more likely than not threshold shall consider the amounts and probabilities of the outcomes that could be realized upon ultimate settlement. This interpretation is effective for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. We adopted FIN 48 as of November 1, 2007, as required. Upon initial adoption, the Company expects the impact on its financial position and results of operations to be an increase in tax liabilities of approximately $3.3 million. This will be reported as a $1.4 million decrease to the opening balance of retained earnings, an increase to the non-current deferred tax assets of $0.5 million, and a $1.4 million increase to goodwill. There will also be a reclassification of $17.7 million from current taxes payable to non-current taxes payable as of the date of adoption. The Company expects an increase in the effective income tax rate in future years along with greater volatility in the effective tax rate due to the adoption of FIN 48.

Selected Quarterly Results of Operations

The following selected quarterly data should be read in conjunction with the Consolidated Financial Statements and Notes and “Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. This information has been derived from our unaudited consolidated financial statements that, in our opinion, reflect all recurring adjustments necessary to fairly present our financial information when read in conjunction with our Consolidated Financial Statements and Notes. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

Quarterly Consolidated Statements of Operations for 2007

	Year Ended October 31, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
	(Unaudited)

Net revenues:
System Solutions	$188,966	$191,469	$205,972	$205,882
Services	27,397	25,414	25,729	32,063

Total net revenues	216,363	216,883	231,701	237,945
Cost of net revenues:
Cost of net revenues excluding amortization of purchased core and developed technology assets(1)(2)(5)	123,682	116,365	122,990	145,061
Amortization of purchased core and developed technology assets	9,609	9,586	9,278	9,424

Total cost of System Solutions net revenues	133,291	125,951	132,268	154,485
Services	14,449	13,286	13,837	16,093

Total cost of net revenues	147,740	139,237	146,105	170,578

Gross profit	68,623	77,646	85,596	67,367
Operating expenses:(1)
Research and development	16,898	16,009	15,365	17,158
Sales and marketing	23,040	22,823	23,686	26,746
General and administrative(3)	17,376	25,565	19,364	18,399
Amortization of purchased intangible assets	5,351	5,690	5,416	5,114
In-process research and development	6,560	90	—	102

Total operating expenses	69,225	70,177	63,831	67,519

Operating income (expense)	(602)	7,469	21,765	(152)
Interest expense	(9,756)	(9,507)	(9,468)	(7,867)
Interest income	991	1,534	2,226	1,951
Other income (expense), net(4)	(261)	(2)	(4,156)	(3,463)

Income (loss) before income taxes	(9,628)	(506)	10,367	(9,531)
Provision for income taxes(6)	(3,949)	4,312	52,753	(28,398)

Net income (loss) attributable to common stockholders	$(5,679)	$(4,818)	$(42,386)	$18,867

Net income per common share — diluted	$(0.07)	$(0.06)	$(0.51)	$0.22

(1) Stock-based compensation included above:
Cost of net revenues — System Solutions	$917	$930	$570	$581
Research and development	1,466	1,433	1,443	$1,595
Sales and marketing	1,829	1,683	1,974	$3,456
General and administrative	3,584	4,253	1,872	$1,306

	$7,796	$8,299	$5,859	$6,938

(2)	Included amortization of step-up in inventory fair value of $10.3 million and $3.4 million in the first quarter and second quarter of fiscal 2007, respectively.

(3)	In the second quarter of fiscal 2007, included $5.7 million of consulting and legal integration expenses supporting a review of the operational controls of former Lipman entities, production of documents in response to the U.S. Department of Justice investigation related to the Lipman acquisition and a $1.0 million charge to terminate a distributor agreement where there was a channel conflict between Lipman and VeriFone.

(4)	In the third quarter of fiscal year 2007, we incurred expenses of $4.8 million related to the write-off of debt issuance costs in connection with the extinguishment of debt.

(5)	In the fourth quarter of fiscal year 2007, we incurred $5.3 million of excess obsolescence and scrap charges, $3.1 million of charges relating to the commitment to purchase excess components from our contract manufacturers, and $3.2 million for a product specific warranty reserve for an acquired product.

(6)	The provision for income taxes for the three months ended July 31, 2007 and the three months ended October 31, 2007, are an expense of $52.8 million and a benefit of ($28.4) million, respectively. These amounts are substantially different than tax computed at a statutory rate of 35%. The effective rates differ from the statutory rate due to two principal factors. First, under FIN 18, our quarterly tax provision is determined by applying the estimated annual effective rate to our pretax income for the quarter as adjusted for discrete items. The estimated annual rate for FIN 18 purposes was 340%. This results in a tax expense of $55.0 million and a tax benefit of ($28.7) million before discrete tax adjustments for the three months ended July 31, 2007 and the three months ended October 31, 2007, respectively. We offset these amounts with approximately ($2.2) million of discrete tax benefit and $0.3 million of discrete tax expense items to obtain the tax provision for the three month periods ended July 31, 2007 and October 31, 2007, respectively. Secondly, we recorded a significant increase in the valuation allowance for deferred tax assets during the fiscal year ended October 31, 2007. The increase in valuation allowance resulted in a significantly larger provision for taxes which has been allocated to the quarterly results under FIN 18.

Quarterly Consolidated Statements of Operations for 2006

	Year Ended October 31, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
	(Unaudited)

Net revenues:
System Solutions	$118,685	$128,136	$131,960	$138,373
Services	15,945	14,054	15,657	18,260

Total net revenues	134,630	142,190	147,617	156,633
Cost of net revenues:
Cost of net revenues excluding amortization of purchased core and developed technology assets(1)	65,522	70,346	71,633	73,922
Amortization of purchased core and developed technology assets	1,593	1,419	1,071	1,542

Total cost of System Solutions net revenues	67,115	71,765	72,704	75,464
Services	7,913	7,026	8,452	9,086

Total cost of net revenues	75,028	78,791	81,156	84,550

Gross profit	59,602	63,399	66,461	72,083
Operating expenses:(1)
Research and development	11,407	12,221	11,726	11,999
Sales and marketing	14,201	14,404	14,181	15,821
General and administrative	9,698	9,993	10,936	11,946
Amortization of purchased intangible assets	1,159	1,159	1,159	1,226

Total operating expenses	36,465	37,777	38,002	40,992

Operating income	23,137	25,622	28,459	31,091
Interest expense	(3,279)	(3,197)	(3,438)	(3,703)
Interest income	687	927	938	820
Other income (expense), net(2)	201	65	(195)	(6,465)

Income before income taxes	20,746	23,417	25,764	21,743
Provision for income taxes	6,952	8,381	9,009	7,817

Net income attributable to common stockholders	$13,794	$15,036	$16,755	$13,926

Net income per common share — diluted	$0.20	$0.22	$0.24	$0.20

(1) Stock-based compensation included above:
Cost of net revenues — System Solutions	$153	$162	$204	$190
Research and development	180	210	326	478
Sales and marketing	331	409	569	748
General and administrative	259	408	587	786

	$923	$1,189	$1,686	$2,202

(2)	In the fourth quarter of fiscal year 2006, we incurred expenses of $6.4 million associated with debt refinancing.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. To mitigate some of these risks, we utilize derivative financial instruments to hedge these exposures. We do not use derivative financial instruments for speculative or trading purposes. We do not anticipate any material changes in our primary market risk exposures in fiscal 2008.

Interest Rate Risk

We are exposed to interest rate risk related to our debt, which bears interest based upon the three-month LIBOR rate. We have reduced our exposure to interest rate fluctuations through the purchase of interest rate caps covering a portion of our variable rate debt. In fiscal year 2006, we purchased two-year interest rate caps for $118,000 with an initial notional amount of $200 million declining to $150 million after one year with an effective date of November 1, 2006 under which we will receive interest payments if the three-month LIBOR rate exceeds 6.5%. Based on effective interest rates at October 31, 2007, a 50 basis point increase in interest rates on our borrowings subject to variable interest rate fluctuations would increase our interest expense by approximately $1.2 million annually.

Foreign Currency Risk

A majority of our business consists of sales made to customers outside the United States. A substantial portion of the net revenues we receive from such sales is denominated in currencies other than the U.S. dollar. Additionally, portions of our costs of net revenues and our other operating expenses are incurred by our International operations and denominated in local currencies. While fluctuations in the value of these net revenues, costs, and expenses as measured in U.S. dollars have not materially affected our results of operations historically, we cannot assure you that adverse currency exchange rate fluctuations will not have a material impact in the future. In addition, our balance sheet reflects non-U.S. dollar denominated assets and liabilities which can be adversely affected by fluctuations in currency exchange rates. In certain periods, we have not hedged our exposure to these fluctuations.

Historically, we have entered into foreign currency forward contracts and other arrangements intended to hedge our exposure to adverse fluctuations in exchange rates. As of October 31, 2007, we had no foreign currency forward contracts outstanding. On November 1, 2007, we entered into foreign currency forward contracts with aggregate notional amounts of $40.2 million to hedge exposures to non-functional currencies. If we had chosen not to enter into foreign currency forward contracts to hedge against these exposures and if the hedge currencies were to devalue 5% to 10% against the U.S. dollar, results of operations would include a foreign exchange loss of approximately $2.0 million to $4.0 million.

Hedging arrangements of this sort may not always be effective to protect our results of operations against currency exchange rate fluctuations, particularly in the event of imprecise forecasts of non-U.S. denominated assets and liabilities. Accordingly, if there were an adverse movement in exchange rates, we might suffer significant losses. For instance, for the fiscal years ended October 31, 2007, 2006 and 2005, we suffered foreign currency contract losses of $2.3 million, $0.5 million, and $0.8 million, respectively, net of foreign currency transaction gains, despite our hedging activities.

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

We have audited the accompanying consolidated balance sheets of VeriFone Holdings, Inc. (and subsidiaries) as of October 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ended October 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VeriFone Holdings, Inc. (and subsidiaries) at October 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the Notes to Consolidated Financial Statements, under the heading Stock-Based Compensation, in fiscal 2005 VeriFone Holdings, Inc. changed its method of accounting for stock-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), VeriFone Holdings, Inc.’s internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 19, 2008 expressed an adverse opinion on the effectiveness of internal control over financial reporting.

/s/  Ernst & Young LLP

San Francisco, California
August 19, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
VeriFone Holdings, Inc.

We have audited VeriFone Holdings, Inc.’s internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). VeriFone Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment management has identified material weaknesses in controls over the process for preparation, review, approval and entry of manual, nonstandard journal entries; maintaining sufficient qualified accounting and finance personnel; the supervision, monitoring and monthly financial statement review processes; and, the identification, documentation and review of various income tax calculations, reconciliations and related supporting documentation. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements, and this report does not affect our report dated August 19, 2008 on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, VeriFone Holdings, Inc. has not maintained effective internal control over financial reporting as of October 31, 2007, based on the COSO criteria.

/s/  Ernst & Young LLP

San Francisco, California
August 19, 2008

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31,
	2007	2006
	(In thousands, except par value)

ASSETS
Current assets:
Cash and cash equivalents	$215,001	$86,564
Accounts receivable, net of allowances of $4,270 and $2,364	194,146	119,839
Inventories	107,168	86,631
Deferred tax assets	23,854	13,267
Prepaid expenses and other current assets	63,413	12,943

Total current assets	603,582	319,244
Property, plant, and equipment, net	48,293	7,300
Purchased intangible assets, net	170,073	16,544
Goodwill	611,977	52,689
Deferred tax assets	67,796	21,706
Debt issuance costs, net	12,855	10,987
Transaction costs	—	12,350
Other assets	32,733	12,125

Total assets	$1,547,309	$452,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$105,215	$66,685
Income taxes payable	19,530	5,951
Accrued compensation	21,201	16,202
Accrued warranty	11,012	4,902
Deferred revenue, net	43,049	23,567
Deferred tax liabilities	6,154	6
Accrued expenses	8,755	4,752
Accrued transaction costs	—	12,000
Other current liabilities	84,773	13,655
Current portion of long-term debt	5,386	1,985
Restructuring liabilities	1,692	2,963

Total current liabilities	306,767	152,668
Accrued warranty	655	530
Deferred revenue	11,274	7,371
Long-term debt, less current portion	547,766	190,904
Deferred tax liabilities	87,142	859
Other long-term liabilities	10,296	1,872

	963,900	354,204
Minority interest	2,487	—
Stockholders’ equity:
Preferred Stock: 10,000 shares authorized as of October 31, 2007 and 2006; No shares issued and oustanding as of October 31, 2007 and 2006	—	—
Common Stock: $0.01 par value, 100,000 shares authorized at October 31, 2007 and 2006; 84,060 and 68,148 shares issued and outstanding as of October 31, 2007 and 2006	841	682
Additional paid-in-capital	635,404	140,569
Accumulated deficit	(77,484)	(43,468)
Accumulated other comprehensive income	22,161	958

Total stockholders’ equity	580,922	98,741

Total liabilities and stockholders’ equity	$1,547,309	$452,945

The accompanying notes are an integral part of these consolidated financial statements.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended October 31,
	2007	2006	2005
	(In thousands, except per share data)

Net revenues:
System Solutions	$792,289	$517,154	$429,741
Services	110,603	63,916	55,626

Total net revenues	902,892	581,070	485,367
Cost of net revenues:
System Solutions	545,995	287,048	259,411
Services	57,665	32,477	29,131

Total cost of net revenues	603,660	319,525	288,542

Gross profit	299,232	261,545	196,825
Operating expenses:
Research and development	65,430	47,353	41,830
Sales and marketing	96,295	58,607	52,231
General and administrative	80,704	42,573	29,609
Amortization of purchased intangible assets	21,571	4,703	4,967
In-process research and development	6,752	—	—

Total operating expenses	270,752	153,236	128,637

Operating income	28,480	108,309	68,188
Interest expense	(36,598)	(13,617)	(15,384)
Interest income	6,702	3,372	598
Other expense, net	(7,882)	(6,394)	(6,673)

Income (loss) before income taxes	(9,298)	91,670	46,729
Provision for (benefit from) income taxes	24,718	32,159	13,490

Net income (loss)	$(34,016)	$59,511	$33,239

Net income (loss) per share:
Basic	$(0.41)	$0.90	$0.57

Diluted	$(0.41)	$0.86	$0.54

Weighted average number of shares used in computing net income (loss) per share:
Basic	82,194	66,217	58,318

Diluted	82,194	68,894	61,460

The accompanying notes are an integral part of these consolidated financial statements.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

							Retained	Accumulated
	Common Stock				Additional	Deferred	Earnings	Other	Total
	Voting		Non Voting		Paid-in	Stock-Based	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit)	Income	Equity
	(In thousands)

Balance as of October 31, 2004	56,430	$564	19	$—	$146	$(146)	$(136,218)	$267	$(135,387)
Issuance of common stock, net of issuance costs	11,211	112	39		125,947	—	—	—	126,059
Conversion of nonvoting to voting common stock	58	—	(58)	—	—	—	—	—	—
Repurchase of unvested restricted common stock	(53)	—	—	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	52	—	—	52
Deferred stock-based compensation	—	—	—	—	442	(442)	—	—	—
Reversal of deferred stock-based compensation upon adoption of SFAS No. 123(R)	—	—	—	—	(536)	536	—	—	—
Stock-based compensation under SFAS No. 123(R)	—	—	—	—	1,635	—	—	—	1,635
Tax benefit on stock-based compensation under SFAS No. 123(R)	—	—	—	—	441	—	—	—	441
Comprehensive Income:
Net income	—	—	—	—	—	—	33,239	—	33,239
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	341	341
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	—	—	(2)	(2)
Unrecognized gain on interest rate hedges, net of tax	—	—	—	—	—	—	—	134	134

Total comprehensive income									33,712
Reclassification of common stock that vested	—	—	—	—	26	—	—	—	26

Balance as of October 31, 2005	67,646	676	—	—	128,101	—	(102,979)	740	26,538
Issuance of common stock, net of issuance costs	502	6	—	—	3,056	—	—	—	3,062
Stock-based compensation under SFAS No. 123(R)	—	—	—	—	5,998	—	—	—	5,998
Tax benefit on stock-based compensation under SFAS No. 123(R)	—	—	—	—	3,414	—	—	—	3,414
Comprehensive Income:
Net income	—	—	—	—	—	—	59,511	—	59,511
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	300	300
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	—	—	1	1
Unrecognized loss on interest rate hedges, net of tax	—	—	—	—	—	—	—	(83)	(83)

Total comprehensive income									59,729

Balance as of October 31, 2006	68,148	682	—	—	140,569	—	(43,468)	958	98,741
Issuance of common stock, net of issuance costs	2,450	24	—	—	37,744	—	—	—	37,768
Common stock issued for acquisition of Lipman	13,462	135			417,471			—	417,606
Fair value of options assumed in acquisition of Lipman	—	—	—	—	17,622				17,622
Stock-based compensation under SFAS No. 123(R)	—	—	—	—	28,892	—	—	—	28,892
Tax benefit on stock-based compensation under SFAS No. 123(R)	—	—	—	—	11,464	—	—	—	11,464
Purchase of convertible note hedge, net of tax	—	—	—	—	(49,546)				(49,546)
Issuance of warrants	—	—	—	—	31,188				31,188
Comprehensive Income (Loss):
Net loss	—	—	—	—	—	—	(34,016)	—	(34,016)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	21,221	21,221
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	—	—	(1)	(1)
Unrecognized loss on interest rate hedges, net of tax	—	—	—	—	—	—	—	(17)	(17)

Total comprehensive loss									(12,813)

Balance as of October 31, 2007	84,060	$841	—	$—	$635,404	$—	$(77,484)	$22,161	$580,922

The accompanying notes are an integral part of these consolidated financial statements.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
	2007	2006	2005
	(In thousands)
Cash flows from operating activities
Net income (loss)	$(34,016)	$59,511	$33,239
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of purchased intangible assets	59,468	10,328	11,902
Depreciation and amortization of property, plant, and equipment	7,766	3,505	3,691
Amortization of capitalized software	1,220	1,231	1,173
In-process research and development	6,752	—	—
Write-off of property, plant, and equipment	271	—	—
Amortization of interest rate caps	14	236	109
Amortization of debt issuance costs	1,756	1,105	1,150
Stock-based compensation	28,892	6,000	1,687
Non-cash portion of loss on debt extinguishment	4,764	6,359	2,898
Minority interest and equity in earnings of affiliates and other	(149)	(52)	(17)

Net cash provided by operating activities before changes in working capital	76,738	88,223	55,832
Changes in operating assets and liabilities:
Accounts receivable, net	(39,493)	(28,938)	(8,817)
Inventories	45,133	(51,983)	(3,407)
Deferred tax assets	(29,092)	(5,801)	(9,853)
Prepaid expenses and other current assets	(41,512)	(4,444)	(269)
Other assets	(5,136)	(2,106)	(1,118)
Accounts payable	28,144	17,189	3,227
Income taxes payable	20,391	1,542	2,403
Tax benefit from stock-based compensation	(11,464)	(3,414)	(441)
Accrued compensation	(2,975)	2,656	838
Accrued warranty	(1,910)	(1,301)	1,448
Deferred revenue, net	14,495	7,150	3,464
Deferred tax liabilities	38,295	64	(2,047)
Accrued expenses and other liabilities	(2,344)	(2,090)	(1,101)

Net cash provided by operating activities	89,270	16,747	40,159
Cash flows from investing activities
Software development costs capitalized	(7,740)	(1,999)	(863)
Purchases of property, plant, and equipment, net	(30,225)	(3,666)	(3,121)
Purchases of other assets	(500)	(903)	(863)
Purchases of marketable securities	—	(125,034)	(23,952)
Sales and maturities of marketable securities	—	141,869	7,200
Transaction costs, pending acquistions	—	(3,425)	—
Purchases of equity investments	(5,700)	—	—
Acquisition of businesses, net of cash and cash equivalents acquired	(267,531)	(10,867)	(13,405)

Net cash used in investing activities	(311,696)	(4,025)	(35,004)
Cash flows from financing activities
Proceeds from revolving promissory notes payable and revolver	—	—	19,680
Repayments of revolving promissory notes payable and revolver	—	—	(19,680)
Proceeds from long-term debt, net of costs	613,197	184,060	—
Purchase of hedge on convertible debt	(80,236)	—	—
Sale of warrants	31,188	—	—
Repayments of long-term debt	(263,804)	(182,552)	(78,972)
Tax benefit of stock-based compensation	11,464	3,414	441
Repayments of capital leases	(55)	(144)	(409)
Investment in subsidiary by minority stockholder	1,050	—	—
Proceeds from issuance of common stock	—	—	136,950
Payments of IPO and follow-on financing costs	—	—	(11,444)
Proceeds from exercises of stock options	37,088	3,015	753
Other	28	41	—

Net cash provided by financing activities	349,920	7,834	47,319
Effect of foreign currency exchange rate changes on cash	943	943	(114)

Net increase in cash and cash equivalents	128,437	21,499	52,360
Cash and cash equivalents, beginning of year	86,564	65,065	12,705

Cash and cash equivalents, end of year	$215,001	$86,564	$65,065

Supplemental disclosures of cash flow information
Cash paid for interest	$29,765	$12,402	$14,843

Cash paid for income taxes	$27,301	$37,253	$22,350

Schedule of noncash transactions
Debt issuance costs withheld from proceeds	$8,388	$8,720	$—

Issuance of common stock and stock options for acquisition	$435,228	$—	$250

Issuance of common stock for IPO services	$—	$—	$1,250

The accompanying notes are an integral part of these consolidated financial statements.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of the Business and Basis of Presentation

VeriFone Holdings, Inc. (“VeriFone” or the “Company”) was incorporated in the state of Delaware on June 13, 2002. Prior to the Company’s initial public offering on May 4, 2005, VeriFone was majority-owned by GTCR Fund VII, L.P., an equity fund managed by GTCR Golder Rauner, LLC (“GTCR”), a private equity firm. VeriFone designs, markets, and services electronic payment solutions that enable secure electronic payments among consumers, merchants, and financial institutions.

On November 1, 2006, the Company acquired all of the outstanding ordinary shares of Lipman Electronic Engineering Ltd. (“Lipman”). The consideration paid to acquire Lipman was $347.4 million in cash, 13,462,474 shares of common stock of the Company, and assumption of all outstanding Lipman stock options. See “Note 3 — Business Combinations” of Notes to Consolidated Financial Statements for additional information related to this business combination.

Note 2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Reclassifications

Certain amounts reported in previous periods have been reclassified to conform to the current period presentation. The reclassifications did not impact previously reported revenues, total operating expense, operating income, net income, or stockholders’ equity.

Foreign Currency Translation

The assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated from their respective functional currencies into U.S. dollars at the rates in effect at the balance sheet date, with resulting foreign currency translation adjustments recorded as accumulated other comprehensive income in the accompanying consolidated balance sheet. Revenue and expense amounts are translated at average rates during the period.

Gains and losses realized from transactions, including intercompany balances not considered to be a permanent investment, denominated in currencies other than an entity’s functional currency are included in other expense, net in the accompanying consolidated statements of operations.

Revenue Recognition

The Company’s revenue recognition policy is consistent with applicable revenue recognition guidance and interpretations, including the requirements of Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, Statement of Position (“SOP”) 97-2, Software Revenue Recognition, SOP 81-1, Accounting for Performance of Construction-Type and Certain Production Type Contracts, Staff

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and other applicable revenue recognition guidance and interpretations.

The Company records revenue when all four of the following criteria are met: (i) there is persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collection is reasonably assured. Cash received in advance of revenue recognition is recorded as deferred revenue.

Net revenues from System Solutions sales to end-users, resellers, value-added resellers, and distributors are recognized upon shipment of the product with the following exceptions:

•	if a product is shipped free-on-board destination, revenue is recognized when the shipment is delivered, or

•	if an acceptance or a contingency clause exists, revenue is recognized upon the earlier of receipt of the acceptance letter or when the clause lapses.

End-users, resellers, value-added resellers, and distributors generally have no rights of return, stock rotation rights, or price protection.

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

For revenue arrangements with multiple deliverables, upon shipment of its electronic payment devices, the Company defers revenue for the aggregate fair value for all remaining undelivered elements and recognizes the residual amount within the arrangement as revenue for the delivered items as prescribed in EITF 00-21. Fair value is determined based on the price charged when each element is sold separately and/or the price charged by third parties for similar services.

Net revenues from services such as customer support and product maintenance are initially deferred and then recognized on a straight-line basis over the term of the contract. Net revenues from services such as installations, equipment repairs, refurbishment arrangements, training, and consulting are recognized as the services are rendered.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fair Value of Financial Instruments

Financial instruments consist principally of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, long-term debt, foreign currency forward contracts and interest rate caps. The estimated fair value of cash, accounts receivable, and accounts payable approximates their carrying value due to the short period of time to their maturities. The estimated fair value of long-term debt related to the Term B loan approximates its carrying value since the rate of interest on the long-term debt adjusts to market rates on a periodic basis. The fair value of the Company’s 1.375% Senior Convertible Notes as of October 31, 2007 was $404.3 million based on the closing trading price at that date. Cash equivalents, marketable securities, foreign currency forward contracts, and interest rate caps are recorded at fair value.

Marketable Securities

The Company classifies its marketable securities as available-for-sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported in accumulated other comprehensive income, which is a separate component of stockholders’ equity, net of tax, in the accompanying consolidated balance sheets. The amortization of premiums and discounts on the investments and realized gains and losses, determined by specific identification based on the trade date of the transactions, are recorded in interest income in the accompanying consolidated statements of operations. As of October 31, 2007 and October 31, 2006, the Company had no marketable securities.

Derivative Financial Instruments

The Company uses foreign currency forward contracts to hedge certain existing and anticipated foreign currency denominated transactions. The terms of foreign currency forward contracts used are generally consistent

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company records certain derivatives, namely foreign currency forward contracts, interest penalties on the Company’s 1.375% Senior Convertible Notes, and interest rate caps, on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify or are not effective as hedges are recognized currently in earnings. The Company does not use derivative financial instruments for speculative or trading purposes, nor does it hold or issue leveraged derivative financial instruments.

The Company formally documents relationships between hedging instruments and associated hedged items. This documentation includes: identification of the specific foreign currency asset, liability, or forecasted transaction being hedged; the nature of the risk being hedged; the hedge objective; and the method of assessing hedge effectiveness. Hedge effectiveness is formally assessed, both at hedge inception and on an ongoing basis, to determine whether the derivatives used in hedging transactions are highly effective in offsetting changes in foreign currency denominated assets, liabilities, and anticipated cash flows of hedged items. When an anticipated transaction is no longer likely to occur, the corresponding derivative instrument is ineffective as a hedge, and changes in fair value of the instrument are recognized in net income.

The Company’s international sales are generally denominated in currencies other than the U.S. dollar. For sales in currencies other than the U.S. dollar, the volatility of the foreign currency markets represents risk to the Company’s profit margins. The Company defines its exposure as the risk of changes in the functional-currency-equivalent cash flows (generally U.S. dollars) attributable to changes in the related foreign currency exchange rates. From time to time the Company enters into certain foreign currency forward contracts with terms designed to substantially match those of the underlying exposure. The Company does not qualify these foreign currency forward contracts as hedging instruments and, as such, records the changes in the fair value of these derivatives immediately in other expense, net in the accompanying consolidated statements of operations. As of October 31, 2007 and October 31, 2006, the Company did not have any outstanding foreign currency forward contracts. On November 1, 2007, the Company entered into foreign currency forward contracts with aggregate notional amounts of $40.2 million to hedge exposures to non-functional currencies. The Company’s foreign currency forward contracts have maturities of 95 days or less.

The Company is exposed to interest rate risk related to a portion of its debt, which bears interest based upon the three-month LIBOR rate. On October 31, 2006, the Company’s principal subsidiary, VeriFone, Inc., entered into a credit agreement with a syndicate of financial institutions, led by J.P. Morgan Chase Bank, N.A. and Lehman Commercial Paper Inc. (the “Credit Facility”). The Credit Facility consists of a Term B Loan facility of $500.0 million and a revolving credit facility permitting borrowings of up to $40.0 million. The proceeds from the Term B loan were used to repay all outstanding amounts relating to the Old Credit Facility, pay certain transaction costs, and partially fund the cash consideration in connection with the acquisition of Lipman on November 1, 2006. Through October 31, 2007, the Company repaid an aggregate of $263.8 million, leaving a Term B Loan balance of $236.2 million at October 31, 2007. Under the Credit Facility, the Company is required to fix the interest rate through swaps, rate caps, collars, and similar agreements with respect to at least 30.0% of the outstanding principal amount of all loans and other indebtedness that have floating interest rates.

In May and December 2006, the Company purchased two-year interest rate caps for a total premium of $118,000. The interest rate caps have an initial notional amount of $200.0 million declining to $150.0 million after one year under which the Company will receive interest payments if the three-month LIBOR rate exceeds 6.5%. The interest rate caps were purchased to fix the interest rate related to the existing secured credit facility, or any

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

refinancing thereof which is explained in Note 5. The fair value of the interest rate caps as of October 31, 2007 was $308 which was recorded in prepaid expenses and other current assets in the consolidated balance sheets, with the related $104,000 unrealized loss recorded as a component of accumulated other comprehensive income, net of a $41,000 tax benefit. For the fiscal year ended October 31, 2007, the Company received no payments from these interest rate caps as the three-month LIBOR did not exceed 6.5%.

For the fiscal year ended October 31, 2006, the Company received interest of $269,000 from two interest rate caps that expired in March and July 2006, as a result of the three-month LIBOR rate on its Term B Loan exceeding 5.0% and 4.0%, respectively. This amount was recorded as an offset to interest expense in the consolidated statements of operations. For the fiscal year ended October 31, 2005, the Company did not receive any interest payment, as the three-month LIBOR during that period remained under 4.0%.

Inventories

Inventories are stated at the lower of standard cost or market. Standard costs approximate actual costs under the first-in, first-out (“FIFO”) method. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Such write-downs establish a new cost-basis of accounting for the related inventory. Actual inventory losses may differ from management’s estimates.

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

Research and Development Costs

Research and development costs are generally expensed as incurred. Costs eligible for capitalization under SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, were $7.7 million, $2.0 million, and $0.9 million for the fiscal years ended October 31, 2007, 2006, and 2005, respectively. Capitalized software development costs of $15.2 million and $7.5 million at October 31, 2007 and 2006, respectively, are being amortized on a straight-line basis over the estimated life of the product to which the costs relate, ranging from three to five years. These costs, net of accumulated amortization of $4.4 million and $3.2 million as of October 31, 2007 and 2006, respectively, are recorded in other assets in the consolidated balance sheets.

Goodwill and Purchased Intangible Assets

Goodwill and purchased intangible assets have been recorded as a result of the Company’s acquisitions. Goodwill is not amortized for accounting purposes. Purchased intangible assets are amortized over their estimated useful lives, generally one and one-half to seven years.

The Company is required to perform an annual impairment test of goodwill. Should certain events or indicators of impairment occur between annual impairment tests, the Company would perform the impairment test of goodwill when those events or indicators occurred. In the first step of the analysis, the Company’s assets and liabilities, including existing goodwill and other intangible assets, are assigned to the identified reporting units to determine the carrying value of the reporting units. Based on how the business is managed, the Company has five reporting units. Goodwill is allocated to each reporting unit based on its relative contribution to the Company’s operating

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

results. If the carrying value of a reporting unit is in excess of its fair value, an impairment may exist, and the Company must perform the second step of the analysis, in which the implied fair value of the goodwill is compared to its carrying value to determine the impairment charge, if any.

The fair value of the reporting units is determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, tax deductions, and proceeds from disposition. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the particular investment. No impairment charges have been recorded for the fiscal years ended October 31, 2007, 2006, and 2005.

Accounting for Impairment of Long-Lived Assets

The Company periodically evaluates whether changes have occurred that would require revision of the remaining useful life of property, plant, and equipment and purchased intangible assets or render them not recoverable. If such circumstances arise, the Company uses an estimate of the undiscounted value of expected future operating cash flows to determine whether the long-lived assets are impaired. If the aggregate undiscounted cash flows are less than the carrying value of the assets, the resulting impairment charge to be recorded is calculated based on the excess of the carrying value of the assets over the fair value of such assets, with the fair value determined based on an estimate of discounted future cash flows. For the fiscal years ended October 31, 2007, 2006, and 2005, no impairment charges have been recorded.

Debt Issuance Costs

Debt issuance costs are stated at cost, net of accumulated amortization. Amortization expense is calculated using the effective interest method and is recorded in interest expense in the accompanying consolidated statements of operations. During the fiscal year ended October 31, 2007, the Company recorded a $4.8 million write-off of debt issuance costs related to the portion of the Credit Facility which was repaid.

Income Taxes

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year the differences are expected to reverse. The recording of deferred tax assets depends on the ability to generate current and future taxable income in the United States and certain foreign jurisdictions. Each period the Company evaluates the need for a valuation allowance and adjusts it if sufficient positive evidence exists to reverse existing valuation allowances. The Company records a valuation allowance to reduce deferred tax assets to the amount that is expected to be realized on a more likely than not basis.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position. FIN 48 indicates that an enterprise shall initially recognize the financial statement effects of a tax position when it is more likely than not of being sustained on examination, based on the technical merits of the position. In addition, FIN 48 indicates that the measurement of a tax position that meets the more likely than not threshold shall consider the amounts and probabilities of the outcomes that could be realized upon ultimate settlement. This interpretation is effective for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company has adopted FIN 48 as of November 1, 2007, as required. Upon initial adoption, the Company expects the impact on its financial position and results of operations to be an increase in tax liabilities of approximately $3.3 million. This will be reported as a $1.4 million decrease to the opening balance of retained earnings, an

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

increase to the non-current deferred tax assets of $0.5 million, and a $1.4 million increase to goodwill. There will also be a reclassification of $17.7 million from current taxes payable to non-current taxes payable as of the date of adoption. The Company expects an increase in the effective income tax rate in future years along with greater volatility in the effective tax rate due to the adoption of FIN 48.

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

Stock-Based Compensation

Prior to May 1, 2005, the Company accounted for stock-based employee compensation plans under the intrinsic value recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. The intrinsic value of stock-based compensation expense recorded by the Company was $0.1 million for the fiscal year ended October 31, 2005.

Effective May 1, 2005, the Company adopted the fair value recognition and measurement provisions of SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) is applicable for stock-based awards exchanged for employee services and in certain circumstances for non-employee directors. Pursuant to SFAS No. 123(R), stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. The Company elected to adopt the modified-prospective-transition method, as provided by SFAS No. 123(R). Accordingly, prior period amounts have not been restated. Under this transition method, the Company is required to record compensation expense for all awards granted after the date of adoption using the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R) and for the unvested portion of previously granted awards as of May 1, 2005 using the grant-date fair value estimated in accordance with the provisions of SFAS No. 123.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the accompanying consolidated statements of cash flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits due to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

Pro forma information regarding net income and net income per share has been determined as if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock option plans in all periods presented prior to the Company’s adopting SFAS No. 123(R) on May 1, 2005. The fair

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Year Ended
October 31,
2005

Expected term of the options	4 years
Risk-free interest rate	4.3%
Expected stock price volatility	58%
Expected dividend rate	0%

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods using the straight-line method. The Company’s pro forma information is as follows (in thousands, except per share data):

Year Ended
October 31,
2005

Net income — as reported	$33,239
Plus: stock-based employee compensation expense included in reported net income	1,687
Less: total stock-based employee compensation expense determined under fair value based method for all awards	(1,935)
Plus: tax benefit effect of the compensation difference	97

Net income — pro forma	$33,088

Basic net income per common share — as reported	$0.57
Basic net income per common share — pro forma	$0.57
Diluted net income per common share — as reported	$0.54
Diluted net income per common share — pro forma	$0.54

Restructuring

In conjunction with certain business combinations, the Company records restructuring liabilities of the acquired company in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. These costs represent liabilities that are recorded as part of the purchase price allocation. Other restructuring costs are accounted for under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. In recording severance reserves, the Company accrues a liability when all of the following conditions have been met: management, having the authority to approve the action, commits to a plan of termination; the plan identifies the number of employees to be terminated, their job classifications and their locations, and the expected completion date; the plan is communicated such that the terms of the benefit arrangement are presented in sufficient detail to enable employees to determine the type and amount of benefits they will receive if they are involuntarily terminated; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. In recording facilities lease loss reserves, the Company makes various assumptions, including the time period over which the facilities are expected to be vacant, expected sublease terms, expected sublease rates, anticipated future operating expenses and expected future use of the facilities.

Severance Pay

The Company’s liability for severance pay to its Israeli employees is calculated pursuant to Israeli severance pay law based on the most recent salary of the employee multiplied by the number of years of employment of such employee as of the applicable balance sheet date. Employees are entitled to one month’s salary for each year of

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employment, or a pro-rata portion thereof. The Company funds the liability by monthly deposits in insurance policies and severance pay funds. Severance pay expense totaled approximately $1.4 million for the fiscal year ended October 31, 2007.

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

Shipping and Handling Costs

Shipping and handling costs incurred for delivery to customers are expensed as incurred and are included in cost of net revenues in the accompanying consolidated statements of operations. In those instances where the Company bills shipping and handling costs to customers, the amounts billed are classified as revenue.

Advertising Costs

Advertising costs are expensed as incurred and totaled approximately $1.4 million, $0.3 million, and $0.2 million for the fiscal years ended October 31, 2007, 2006, and 2005, respectively.

Concentrations of Credit Risk

Cash is placed on deposit in major financial institutions in the United States and other countries. Such deposits may be in excess of insured limits. Management believes that the financial institutions that hold the Company’s cash are financially sound and, accordingly, minimal credit risk exists with respect to these balances.

The Company invests cash not required for use in operations in high credit quality securities based on its investment policy. The investment policy has limits based on credit quality, investment concentration, investment type, and maturity that the Company believes will result in reduced risk of loss of capital. Investments are of a short-term nature and include investments in money market funds and corporate debt securities.

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

For the fiscal year ended October 31, 2007, no customer accounted for more than 10% of net revenues. For the fiscal years ended October 31, 2006 and 2005, one customer, First Data Corporation and its affiliates, accounted for 13% and 12%, respectively, of net revenues which were included in both North America and International segments. At October 31, 2007, no customer accounted for more than 10% of accounts receivable. At October 31,

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006, First Data Corporation and its affiliates accounted for 13% of accounts receivable. No other customer accounted for 10% or more of accounts receivable at October 31, 2006.

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

Equity Investments and Minority Interests

The Company holds minority investments in several companies. These investments are accounted for under the equity method if the Company can exert significant influence on the investee company or under the cost method if the Company does not have significant influence over the investee company. The investments are included in other assets in the accompanying consolidated balance sheets. Gains and losses recorded for equity method investments are included in other expense, net in the accompanying consolidated statements of operations. The Company periodically monitors its investments for impairment and will record a reduction in the carrying value, if and when necessary.

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 requires the issuer of convertible debt instruments with cash settlement features to account separately for the liability and equity components of the instrument. The debt would be recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate at the time of issuance. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The FSP also requires accretion of the resultant debt discount over the expected life of the debt. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Entities are required to apply the FSP retrospectively for all periods presented. The Company is currently evaluating FSP APB 14-1 and has not yet determined the impact its adoption will have on the Company’s consolidated financial statements. However, the impact of this new accounting treatment will be significant and will result in a significant increase to non-cash interest expense beginning in fiscal year 2010 for financial statements covering past and future periods.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (“NCI”) and classified as a component of equity. In conjunction with SFAS No. 141(R), discussed below, SFAS No. 160 will significantly change the accounting for partial and/or step acquisitions. SFAS No. 160 will be effective for the Company in the first quarter of fiscal year 2010. Early adoption is not permitted. The Company is currently evaluating SFAS No. 160 and has not yet determined the impact, if any, its adoption will have on the Company’s consolidated financial statements.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development as an indefinite-lived intangible asset until approved or discontinued rather than as an immediate expense, expensing restructuring costs in connection with an acquisition rather than adding them to the cost of an acquisition, the treatment of acquisition-related transaction costs, the recognition of changes in the acquirer’s income tax valuation allowance, and accounting for partial and/or step acquisitions. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies under SFAS No. 109, Accounting for Income Taxes. Early adoption is not permitted. When SFAS No. 141(R) becomes effective, which for the Company will be in the first quarter of fiscal 2010, any adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) will be recorded through income tax expense, whereas currently the accounting treatment would require any adjustment to be recognized through the purchase price. The Company is currently evaluating SFAS No. 141(R) and has not yet determined the impact, if any, its adoption will have on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to elect to measure financial assets and liabilities at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, provided the provisions of SFAS No. 157 are applied. The Company is evaluating SFAS No. 159 and has not yet determined the impact, if any, its adoption it will have on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. On February 12, 2008 the FASB issued FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157. FSP FAS 157-2 defers the implementation of SFAS No. 157 for certain nonfinancial assets and nonfinancial liabilities. The remainder of SFAS No. 157 is effective for the Company beginning in the first quarter of fiscal year 2009. The aspects that have been deferred by FSP FAS 157-2 will be effective for the Company beginning in the first quarter of fiscal year 2010. The implementation of SFAS No. 157 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position. FIN 48 indicates that an enterprise shall initially recognize the financial statement effects of a tax position when it is more likely than not of being sustained on examination, based on the technical merits of the position. In addition, FIN 48 indicates that the measurement of a tax position that meets the more likely than not threshold shall consider the amounts and probabilities of the outcomes that could be realized upon ultimate settlement. This interpretation is effective for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company has adopted FIN 48 as of November 1, 2007, as required. Upon initial adoption, the Company expects the impact on its financial position and results of operations to be an increase in tax liabilities of approximately $3.3 million. This will be reported as a $1.4 million decrease to the opening balance of retained earnings, an increase to the non-current deferred tax assets of $0.5 million, and a $1.4 million increase to goodwill. There will

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

also be a reclassification of $17.7 million from current taxes payable to non-current taxes payable as of the date of adoption. The Company expects an increase in the effective income tax rate in future years along with greater volatility in the effective tax rate due to the adoption of FIN 48.

Note 3.	Business Combinations

Fiscal Year 2007 Acquisitions

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

The consideration paid to acquire Lipman was $347.4 million in cash, 13,462,474 shares of common stock of the Company, and assumption of all outstanding Lipman stock options. To fund a portion of the cash consideration, the Company used $307.2 million of the Term B Loan proceeds under its Credit Facility on November 1, 2006. See “Note 5 — Financing” for additional information related to the Credit Facility.

The purchase price is as follows (in thousands):

Cash	$347,350
Value of common stock issued	417,606
Value of Lipman vested and unvested options assumed	38,008
Transaction costs and expenses	15,686

Sub-total	818,650
Less: Value of unvested Lipman options assumed	(19,356)

Total purchase price	$799,294

Pursuant to the proration and allocation provisions of the merger agreement, the total merger consideration consisted of (i) a number of shares of the Company’s common stock equal to the product of 0.50 multiplied by the number of Lipman ordinary shares issued and outstanding on the closing date and (ii) an amount in cash equal to the product of $12.804 multiplied by the number of Lipman ordinary shares issued and outstanding on the closing date, as reduced by the aggregate amount of the special cash dividend paid by Lipman prior to the merger. The Company issued 13,462,474 shares of common stock and paid $344.7 million in cash (excluding the aggregate amount of the special cash dividend) on the closing date. The Company subsequently paid an additional $2.6 million in cash to acquire the remaining minority interest of Lipman’s Chinese subsidiary.

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

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Under the purchase method of accounting, the total purchase price as shown in the table above is allocated to Lipman’s tangible and intangible assets acquired and liabilities assumed as well as in-process research and development based on their estimated fair values as of the closing date. The excess of the purchase price over the net tangible and intangible assets is recorded as goodwill.

The purchase price is allocated as follows (in thousands):

Cash	$95,931
Accounts receivable	33,201
Inventory	65,315
Property, plant, and equipment, net	18,603
Other assets	12,778
Deferred revenue	(8,890)
Other current liabilities	(93,073)
Net deferred tax liabilities	(60,345)
Non current liabilities	(7,933)

Net tangible assets	55,587

Amortizable intangible assets:
Developed and core technology	135,690
Customer backlog	110
Customer relationships	66,250
Internal use software	3,450

Subtotal	205,500

In-process research and development	6,752
Excess over fair value of vested options	1,030
Goodwill	530,425

Total purchase price allocation	$799,294

Net Tangible Assets

Of the total purchase price, approximately $55.6 million has been allocated to net tangible assets acquired. Except for inventory, property, plant, and equipment, deferred revenue, accrued liabilities, and deferred taxes, the Company has valued net tangible assets at their respective carrying amounts as of November 1, 2006, as the Company believes these amounts approximate their current fair value.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company increased Lipman’s historical value of inventory by $13.9 million to adjust inventory to an amount equivalent to the selling price less an appropriate profit margin. The Company reduced Lipman’s historical value of deferred revenue by $3.6 million to adjust deferred revenue to an amount equivalent to the estimated cost plus an appropriate profit margin to perform the services related to Lipman’s service contracts. The Company reduced Lipman’s historical net book value of property, plant, and equipment by $1.4 million to adjust property, plant, and equipment to estimated fair value.

The Company has identified and recorded provisions related to certain pre-acquisition contingencies of $22.3 million related to liabilities that are probable and reasonably estimable.

Pursuant to a detailed restructuring plan, the Company accrued $6.6 million of costs for severance, costs of vacating facilities, and costs to exit or terminate other duplicative activities in accordance with the requirements of EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (see Note 8).

Certain deferred tax liabilities have been recorded based upon conclusions regarding the tax positions expected to be taken. Included in the amounts recorded is a foreign deferred tax liability of approximately $32.8 million recorded in connection with undistributed pre-acquisition foreign earnings subject to an approved enterprise status in Israel.

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

The fair value of intangible assets was based on a valuation using an income approach, as well as discussions with Lipman management and a review of certain transaction-related documents and forecasts prepared by the Company and Lipman management. The rate utilized to discount net cash flows to their present values is 13%. The discount rate was determined after consideration of the Company’s weighted average cost of capital specific to this transaction.

Estimated useful lives for the intangible assets were based on historical experience with technology life cycles, product roadmaps, branding strategy, historical and projected maintenance renewal rates, historical treatment of the Company’s acquisition-related intangible assets, and the Company’s intended future use of the intangible assets.

In-Process Research and Development

Of the total purchase price, $6.8 million was allocated to in-process research and development and was charged to expense during the fiscal year ended October 31, 2007. In-process research and development represents incomplete Lipman research and development projects that had not reached technological feasibility and had no alternative future use. Lipman was developing new products that qualify as in-process research and development in multiple product areas. Lipman’s research and development projects were focused on developing new products, integrating new technologies, improving product performance, and broadening features and functionalities. The

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

principal research and development efforts of Lipman are related primarily to three products. There is a risk that these developments and enhancements will not be competitive with other products using alternative technologies that offer comparable functionality.

The value assigned to in-process research and development was determined by considering the importance of each project to the overall development plan, estimating costs to develop the purchased in-process research and development into commercially viable products, estimating the resulting net cash flows from the projects when completed, and discounting the net cash flows to their present value. The revenue estimates used to value the purchased in-process research and development were based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by Lipman and its competitors.

The rates utilized to discount the net cash flows to their present value were based on the Company’s weighted average cost of capital. The weighted average cost of capital was adjusted to reflect the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, the percentage of completion of each project, anticipated market acceptance and penetration, market growth rates, and risks related to the impact of potential changes in future target markets. Based on these factors, a discount rate of 19% was deemed appropriate for valuing the in-process research and development.

Excess Over Fair Value of Vested Options

The Company assumed Lipman options to purchase shares based generally on a one-for-one exchange ratio, which differed from the all-stock exchange ratio of 0.9336 (the all-stock consideration exchange ratio of 0.9844 as reduced by the per share value of the $1.50 per share special cash dividend) for Lipman ordinary shares. As a result, the Company recognized $1.0 million of share-based compensation for the excess over fair value of vested options in the fiscal year ended October 31, 2007.

Goodwill

Of the total purchase price, approximately $530.4 million was allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets, in-process research and development, and excess over fair value of vested options. Goodwill arose because of Lipman’s ability to help the Company reach certain of its strategic and business objectives. Goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that the management of the combined company determines that the value of goodwill has become impaired, the combined company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. The goodwill has been allocated $523.9 million to the International segment and $6.5 million to the North America segment. Most of the goodwill is expected to be deductible for income tax purposes.

The results of operations of Lipman are included in the Company’s consolidated financial statements from November 2006. The following table presents unaudited pro forma results of operations and gives effect to the acquisition of Lipman as if the acquisition had been consummated at the beginning of fiscal year 2006. The unaudited pro forma results of operations are not necessarily indicative of what would have occurred had the acquisition been made as of the beginning of the period or of the results that may occur in the future. Net income includes the write-off of acquired in-process research and development of $6.8 million, additional interest expense of $23.1 million, deferred revenue step down of $3.7 million, fair value step up of inventory of $13.9 million, stock-based compensation for the excess fair value on vested options of $1.0 million, and amortization of intangible assets

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to the acquisition of $49.2 million for the fiscal year ended October 31, 2006. The unaudited pro forma information is as follows:

Year Ended
October 31,
2006
(In millions, except per share amounts)

Total net revenues	$831.1
Net income	$19.8
Net income per share — basic	$0.25
Net income per share — diluted	$0.24

The pro forma amounts above were compiled using the twelve-month period ended September 30, 2006 for Lipman and the twelve-month period ended October 31, 2006 for VeriFone.

VeriFone Transportation Systems, Inc.

In February 2007, the Company made an additional cash investment of $4.0 million in VeriFone Transportation Systems, Inc. (“VTS”) to increase its ownership percentage to 51%. The total purchase price of $5.4 million, including the original investment of $1.2 million and $0.2 million of transactions costs, was allocated to the net assets of VTS as follows: $3.4 million to goodwill; $4.6 million to intangible assets, comprised of customer relationships of $3.8 million and internal use software of $0.8 million; $0.9 million to net tangible liabilities acquired; and $1.7 million to minority interest. All of the goodwill has been allocated to the North America segment. In May 2007, the Company made an additional investment of $5.0 million in VTS to increase its ownership percentage from 51.0% to 63.2%. In addition, the Company has provided VTS with working capital loans totaling $5.2 million. In July 2007, VTS issued capital stock to a third party, reducing the Company’s equity interest in VTS from 63.2% to 60.1%. Pro forma financial information is not provided as VTS’ results of operations are not material to the Company’s results of operations.

Fiscal Year 2006 Acquisition

PayWare

On September 1, 2006, the Company acquired PayWare, the payment systems business of Trintech Group PLC for approximately $10.7 million, comprised of $9.6 million in cash consideration and $1.1 million of transaction costs. The cash consideration includes $2.0 million that has been placed in an escrow account pending resolution of certain items. The Company acquired PayWare to broaden the Company’s EMEA presence at the point of sale beyond its core solutions. The Company’s consolidated financial statements include the operating results of the business acquired from the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material. This transaction was accounted for using the purchase method of accounting.

The total purchase price of $10.7 million was allocated as follows: $12.4 million to goodwill (not deductible for income tax purposes); $7.7 million to intangible assets, comprised of developed technology of $3.0 million, backlog of $1.4 million, and customer relationships of $3.3 million; and $9.4 million to net tangible liabilities assumed. The estimated economic useful lives of the identifiable intangible assets acquired are 3 to 5 years for the developed technology, one year for backlog, and 4 to 6 years for the customer relationships. The weighted average amortization period for developed technology and customer relationships was 3.7 years. All of the goodwill has been allocated to the International segment.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Year 2005 Acquisition

GO Software

On March 1, 2005, the Company acquired the assets of the GO Software business from Return on Investment Corporation for approximately $13.4 million in consideration, consisting of cash and transaction costs. The Company paid $13.0 million in cash and could have paid up to $2.0 million in contingent consideration, based on the future business performance of GO Software through June 2006. No contingent payments were required. GO Software provides PC-based point of sale payment processing software to more than 150,000 businesses. The Company acquired the assets of GO Software to broaden the Company’s presence at the point of sale beyond its core solutions. The Company’s consolidated financial statements include the operating results of the business acquired from the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material. This transaction was accounted for using the purchase method of accounting.

The total purchase price of $13.4 million was allocated to our North America segment as follows: $4.7 million to goodwill (amortizable and deductible for income tax purposes); $8.6 million to intangible assets, comprised of developed technology of $4.5 million and customer relationships of $4.1 million; and $0.1 million to net tangible assets acquired. With respect to the GO Software acquisition, the weighted average amortization period for developed technology and customer relationships was 2.5 years. The Company accrued in the purchase price allocation $313,000 of restructuring costs related to the integration of GO Software’s Savannah helpdesk facility with the Company’s helpdesk facility in Clearwater, Florida.

Note 4.	Balance Sheet and Statement of Operations Details

Allowance for Doubtful Accounts

Activity related to the allowance for doubtful accounts consisted of the following (in thousands):

	Balance at	Charges to
	Beginning	Costs and	Deductions,	Balance at
	of Year	Expenses	Write-offs	End of Year

Year ended October 31, 2007	$2,364	$2,654	$(748)	$4,270
Year ended October 31, 2006	$1,571	$1,623	$(830)	$2,364
Year ended October 31, 2005	$2,868	$(675)	$(622)	$1,571

Inventories

Inventories consisted of the following (in thousands):

	October 31,
	2007	2006

Raw materials	$29,548	$4,095
Work-in-process	3,849	808
Finished goods	73,771	81,728

	$107,168	$86,631

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	October 31,
	2007	2006

Prepaid taxes	$38,390	$5,241
Other prepaid expenses	15,266	3,208
Other receivables	7,827	750
Other current assets	1,930	3,744

	$63,413	$12,943

Property, Plant, and Equipment, net

Property, plant, and equipment consisted of the following (in thousands):

	October 31,
	2007	2006

Computer hardware and software	$13,519	$7,049
Office equipment, furniture, and fixtures	4,288	3,972
Machinery and equipment	10,579	5,602
Leasehold improvements	11,061	3,897
Construction in progress	18,532	966
Land	1,633	—
Buildings	4,832	—

Total	64,444	21,486
Accumulated depreciation and amortization	(16,151)	(14,186)

Property, plant, and equipment, net	$48,293	$7,300

The increase in construction in progress during the fiscal year ended October 31, 2007 was $17.6 million. This increase was primarily attributable to the Company’s migration to a new enterprise resource planning information system, which will replace certain of the Company’s existing systems in fiscal year 2008.

In accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes certain costs associated with the development of internal use software. These assets are amortized over the assets’ useful lives of 3 years. The Company’s new enterprise resource planning information system will be amortized over a useful life of 7 years.

At each of October 31, 2007 and 2006, equipment amounting to $1.3 million was capitalized under capital leases. Related accumulated amortization as of October 31, 2007 and October 31, 2006 amounted to $1.3 million and $1.2 million, respectively.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchased Intangible Assets

Purchased intangible assets subject to amortization consisted of the following (in thousands):

	October 31, 2007			October 31, 2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Developed technology	$172,564	$(64,981)	$107,583	$35,164	$(28,616)	$6,548
Core technology	14,442	(14,442)	—	14,442	(12,517)	1,925
Trade name	22,225	(22,225)	—	22,225	(19,942)	2,283
Internal use software	4,485	(853)	3,632	—	—	—
Customer relationships	91,023	(32,165)	58,858	19,314	(13,526)	5,788

	$304,739	$(134,666)	$170,073	$91,145	$(74,601)	$16,544

Amortization of purchased intangibles was allocated as follows (in thousands):

	Years Ended October 31,
	2007	2006	2005

Included in cost of net revenues	$37,897	$5,625	$6,935
Included in operating expenses	21,571	4,703	4,967

	$59,468	$10,328	$11,902

Estimated future amortization expense of intangible assets as of October 31 is as follows (in thousands):

	Cost of	Operating
	Net Revenues	Expenses	Total

2008	$32,025	$25,682	$57,707
2009	31,774	20,507	52,281
2010	24,894	12,059	36,953
2011	15,120	3,612	18,732
Thereafter	3,770	630	4,400

	$107,583	$62,490	$170,073

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	October 31,
	2007	2006

Balance, beginning of year	$52,689	$47,260
Additions related to acquisitions	540,043	6,352
Resolution of tax contingencies, adjustments to tax reserves and valuation allowances established in purchase accounting, and tax benefits from exercise of vested stock options assumed	(5,229)	(923)
Currency translation adjustments	24,474	—

Balance, end of year	$611,977	$52,689

During fiscal year 2007, the Company recorded goodwill related to the acquisition of Lipman of $530.4 million and goodwill related to the additional investment in VTS of $3.4 million. In addition, the Company recorded

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$6.1 million of additional goodwill upon finalization of the purchase price allocation for PayWare. During fiscal year 2006, the Company initially recorded goodwill related to the acquisition of PayWare of $6.4 million.

Restricted Cash

As of October 31, 2007, the Company had $1.3 million in restricted cash of which $619,000 was related to guarantees provided to customers, $429,000 was related to an escrow account, and $239,000 was related to the Company’s credit facility, all of which are recorded in other assets in the consolidated balance sheets. As of October 31, 2006, the Company had $631,000 in restricted cash of which $380,000 was related to an escrow account, $46,000 was related to an office facility, and $205,000 was related to the Company’s credit facility, all of which are recorded in other assets in the consolidated balance sheets.

Warranty

Activity related to warranty consisted of the following (in thousands):

	Years Ended October 31,
	2007	2006

Balance, beginning of year	$5,432	$5,243
Warranty charged to cost of net revenues	3,664	3,311
Utilization of warranty	(13,089)	(3,815)
Changes in estimates(1)	4,768	693
Warranty liabilities assumed on acquisitions	10,892	—

Balance, end of year	11,667	5,432
Less current portion	(11,012)	(4,902)

Long-term portion	$655	$530

(1)	A change in warranty estimates of $3.0 million related to a product specific warranty reserve for an acquired product, following the establishment of a field replacement program. The remainder of the change in estimate is due a combination of higher failure rates for certain product lines and price increases from the Company’s outsourced repair vendors.

Deferred Revenue, Net

Deferred revenue, net of related costs consisted of the following (in thousands):

	October 31,
	2007	2006

Deferred revenue	$58,992	$34,309
Deferred cost of revenue	(4,669)	(3,371)

	54,323	30,938
Less long-term portion	(11,274)	(7,371)

Current portion, net	$43,049	$23,567

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	October 31,
	2007	2006

Taxes payable (excluding income taxes)	$39,310	$1,990
Other accounts payable	16,246	7,511
Accrued audit and legal fees	4,693	3,135
Interest payable	2,620	5
Other liabilities	21,904	1,014

	$84,773	$13,655

Two of the Company’s Brazilian subsidiaries that were acquired as part of the Lipman acquisition have been notified of assessments regarding Brazilian customs penalties that relate to alleged infractions in the importation of goods. The Company has accrued $19.4 million, including interest, related to these assessments. See Note 11 for additional information related to these tax assessments.

Other Expense, Net

Other expense, net consisted of the following (in thousands):

	Years Ended October 31,
	2007	2006	2005

Loss on debt extinguishment and debt repricing fee	$(4,764)	$(6,359)	$(5,630)
Foreign currency transaction gains, net	2,534	397	428
Foreign currency contract losses, net	(4,804)	(866)	(1,227)
Other, net	(848)	434	(244)

	$(7,882)	$(6,394)	$(6,673)

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consisted of the following (in thousands):

	October 31,
	2007	2006

Foreign currency translation adjustments, net of tax of $2,664 and $1,068	$22,224	$1,003
Unrecognized loss on interest rate hedges, net of tax of $41 and $29	(63)	(46)
Unrealized gain (loss) on marketable securities, net of tax of zero and $1	—	1

Accumulated other comprehensive income	$22,161	$958

Income tax expense allocated to the components of accumulated other comprehensive income consisted of the following (in thousands):

	Years Ended October 31,
	2007	2006	2005

Foreign currency translation adjustments	$1,596	$234	$299
Unrealized loss on interest rate hedges	12	18	85

	$1,608	$252	$384

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Financing

Financing

The Company’s financings consisted of the following (in thousands):

	October 31,
	2007	2006

Secured credit facility:
Revolver	$—	$—
Term B loan	236,250	192,780
1.375% Senior convertible notes	316,250	—
Capital leases and other	652	109

	553,152	192,889
Less current portion	(5,386)	(1,985)

Long-term portion	$547,766	$190,904

Secured Credit Facility

On June 30, 2004, the Company entered into a secured credit facility (the “Old Credit Facility”) with a syndicate of financial institutions. The Old Credit Facility consisted of a Revolver permitting borrowings up to $30.0 million, a Term B Loan of $190.0 million, and a Second Lien Loan of $72.0 million. On May 4, 2005, the Company used a portion of the net proceeds that it received from its initial public offering to repay in full the Second Lien Loan and to pay a prepayment premium of $2.2 million.

On October 31, 2006, VeriFone Inc. entered into a credit agreement (the “Credit Facility”) consisting of a Term B Loan facility of $500.0 million and a revolving credit facility permitting borrowings of up to $40.0 million. The proceeds from the Term B loan were used to repay all outstanding amounts relating to the Old Credit Facility, pay certain transaction costs, and partially fund the cash consideration in connection with the acquisition of Lipman on November 1, 2006. Through October 31, 2007, the Company had repaid an aggregate of $263.8 million, leaving a Term B Loan balance of $236.2 million at October 31, 2007.

The Credit Facility is guaranteed by the Company and certain of its subsidiaries and is secured by collateral including substantially all of the Company’s assets and stock of the Company’s subsidiaries. At October 31, 2007 and October 31, 2006, the interest rates, per annum, were 7.11% and 7.12% on the Term B Loan and 6.61% and 6.87% on the revolving loan, respectively. The Company pays a commitment fee on the unused portion of the revolving loan under its Credit Facility at a rate that varies between 0.375% and 0.300% per annum depending upon its consolidated total leverage ratio. The Company was paying a commitment fee at a rate of 0.300% per annum as of October 31, 2007 and 0.375% per annum as of October 31, 2006. The Company pays a letter of credit fee on the unused portion of any letter of credit issued under the Credit Facility at a rate that varies between 1.50% and 1.25% per annum depending upon its consolidated total leverage ratio. At October 31, 2007 and October 31, 2006, the Company was subject to a letter of credit fee at a rate of 1.25% and 1.50% per annum, respectively.

As of October 31, 2007, at the Company’s option, the revolving loan bears interest at a rate of 1.25% over the three-month LIBOR, which was 5.36%, or 0.25% over the lender’s base rate, which was 7.50%. As of October 31, 2006, at the Company’s option, the revolving loan bore interest at a rate of 1.50% over the three-month LIBOR, which was 5.37%, or 0.50% over the lender’s base rate, which was 8.25%. As of October 31, 2007, the entire $40.0 million revolving loan was available for borrowing to meet short-term working capital requirements. As of October 31, 2007, at the Company’s option, the Term B Loan bears interest at a rate of 1.75% over the three-month LIBOR or 0.75% over the lender’s base rate. At October 31, 2006, the Term B loan bore interest at a rate of 1.75% over the three-month LIBOR, or 0.75% over the lender’s base rate.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest payments are generally paid quarterly but can be based on one, two, three, or six-month periods. The lender’s base rate is the greater of the Federal Funds rate plus 50 basis points or the JP Morgan prime rate. The respective maturity dates on the components of the Credit Facility are October 31, 2012 for the revolving loan and October 31, 2013 for the Term B Loan. Payments on the Term B Loan are due in equal quarterly installments of $1.2 million over the seven-year term on the last business day of each calendar quarter with the balance due on maturity.

The terms of the Credit Facility require the Company to comply with financial covenants, including maintaining leverage and fixed charge coverage ratios at the end of each fiscal quarter, obtaining protection against fluctuation in interest rates, and meeting limits on annual capital expenditure levels. As of October 31, 2007, the Company was required to maintain a total leverage ratio of not greater than 4.0 to 1.0 and a fixed charge coverage ratio of at least 2.0 to 1.0. Total leverage ratio is equal to total debt less cash as of the end of a reporting fiscal quarter divided by consolidated EBITDA, as adjusted, for the most recent four consecutive fiscal quarters. Some of the financial covenants become more restrictive over the term of the Credit Facility. Noncompliance with any of the financial covenants without cure or waiver would constitute an event of default under the Credit Facility. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of repayment of the principal and interest outstanding and a termination of the revolving loan. The Credit Facility also contains non-financial covenants that restrict some of the Company’s activities, including its ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures, and engage in specified transactions with affiliates. The terms of the Credit Facility permit prepayments of principal and require prepayments of principal upon the occurrence of certain events including among others, the receipt of proceeds from the sale of assets, the receipt of excess cash flow as defined, and the receipt of proceeds of certain debt issues. The Credit Facility also contains customary events of default, including defaults based on events of bankruptcy and insolvency; nonpayment of principal, interest, or fees when due, subject to specified grace periods; breach of specified covenants; change in control; and material inaccuracy of representations and warranties. The Company was in compliance with its financial and non-financial covenants as of October 31, 2007.

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

On July 31, 2008, the Borrower and VeriFone Intermediate Holdings, Inc. entered into a Third Amendment to the Credit Agreement (the “Third Amendment”) with the Lenders under its Credit Facility. The Third Amendment extends the time periods for delivery of certain required financial information for the three-month periods ended

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 31, April 30, and July 31, 2007, the year ended October 31, 2007, and the three-month periods ended January 31 and April 30, 2008 to August 31, 2008. In connection with the Third Amendment, the Borrower paid to consenting Lenders a fee of $0.3 million, or 0.125% of the aggregate amount outstanding under the Term B loan and the amount of the revolving credit commitment made available by the consenting Lenders. Following the Third Amendment, the Borrower pays interest on the Term B loan at a rate of 2.75% over three-month LIBOR (the Borrower may elect at the end of an interest period to have the term loan bear interest at 1.75% over the lender’s base rate) and any revolving loans would bear interest, at the Borrower’s option at either 2.0% over three-month LIBOR or 1.0% over the lender’s base rate, assuming the Borrower remains in the lowest rate tier based on its total consolidated leverage ratio.

In each of the Credit Agreement amendments, the Lenders agreed that no default that may have arisen under the Credit Agreement by virtue of any failure to deliver accurate financial statements or the related certifications for the fiscal quarters being restated would be a Default or an Event of Default as defined under the Credit Agreement. The Lenders also agreed that any such Default or Event of Default would for all purposes of the Credit Agreement and related loan documents be waived.

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

The Notes were issued under an Indenture between the Company and U.S. Bank National Association, as trustee. Each $1,000 of principal of the Notes will initially be convertible into 22.719 shares of VeriFone common stock, which is equivalent to a conversion price of approximately $44.02 per share, subject to adjustment upon the occurrence of specified events. Holders of the Notes may convert their Notes prior to maturity during specified periods as follows: (1) on any date during any fiscal quarter beginning after October 31, 2007 (and only during such fiscal quarter) if the closing sale price of the Company’s common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (2) at any time on or after March 15, 2012; (3) if the Company distributes, to all holders of its common stock, rights or warrants (other than pursuant to a rights plan) entitling them to purchase, for a period of 45 calendar days or less, shares of the Company’s common stock at a price less than the average closing sale price for the ten trading days preceding the declaration date for such distribution; (4) if the Company distributes, to all holders of its common stock, cash or other assets, debt securities, or rights to purchase the Company’s securities (other than pursuant to a rights plan), which distribution has a per share value exceeding 10% of the closing sale price of the Company’s common stock on the trading day preceding the declaration date for such distribution; (5) during a specified period if certain types of fundamental changes occur; or (6) during the five business-day period following any five consecutive trading-day period in which the trading price for the Notes was less than 98% of the average of the closing sale price of the Company’s common stock for each day during such five trading-day period multiplied by the then current conversion rate. Upon conversion, the Company would pay the holder the cash value of the applicable number of shares of VeriFone common stock, up to the principal amount of the note. Amounts in excess of the principal amount, if any, will be paid in stock. Unless and until the Company obtains stockholder approval to amend its certificate of incorporation to increase its authorized capital, the maximum number of shares available for issuance upon conversion of each $1,000 principal amount of Notes will

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be the pro rata portion of an aggregate of 3,250,000 shares allocable to such Note, which equates to 10.2766 shares per $1,000 principal amount of Notes. The Company has agreed to use its reasonable best efforts to seek such stockholder approval within one year of the issuance of the Notes. Because the Company did not increase its authorized capital to permit conversion of all of the Notes at the initial conversion rate by June 21, 2008, beginning on June 21, 2008 the Notes began to bear additional interest at a rate of 2.0% per annum (in addition to the additional interest described below) on the principal amount of the Notes, which will increase by 0.25% per annum on each anniversary thereafter if the authorized capital has not been increased. If stockholder approval to increase the Company’s authorized capital is received, such additional interest will cease to accrue.

As of October 31, 2007, none of the conditions allowing holders of the Notes to convert had been met. If a fundamental change, as defined in the Indenture, occurs prior to the maturity date, holders of the Notes may require the Company to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest (including additional interest, if any) to, but excluding, the repurchase date.

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

Due to the delay in the filing of this Annual Report on Form 10-K, the Company has not yet been able to register the Notes and the shares underlying the Notes. Accordingly, the interest rate on the Notes increased by 0.25% per annum on December 20, 2007 and by an additional 0.25% per annum on March 19, 2008 relating to the Company’s obligations under the Registration Rights Agreement. Once a registration statement covering the Notes and shares underlying the Notes is declared effective, such additional interest will cease to accrue. As of October 31, 2007, the Company accrued $0.6 million related to the interest penalty on the Notes.

In addition, the interest rate on the Notes increased an additional 0.25% per annum on May 1, 2008 (in addition to the additional interest described above) because the Company failed to file and deliver this Annual Report on Form 10-K. Such additional 0.25% interest will cease to accrue upon the filing of this Form 10-K.

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

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The cost incurred in connection with the note hedge transactions, net of the related tax benefit and the proceeds from the sale of the warrants, is included as a net reduction in additional paid-in capital in the accompanying consolidated balance sheets as of October 31, 2007, in accordance with the guidance in EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

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

Capital Leases

At October 31, 2007 and 2006, the Company’s obligation under capital leases totaled $63,000 and $109,000, respectively. Of these amounts, $37,000 and $57,000, respectively, were included in the current portion of long-term debt and $26,000 and $52,000, respectively, were included in long-term debt, net of current portion in the consolidated balance sheets at October 31, 2007 and 2006.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Principal Payments

Principal payments due for financings, including capital leases, over the next five years and thereafter are as follows (in thousands):

Fiscal Years ending October 31:
2008	$5,386
2009	5,261
2010	5,004
2011	5,001
2012	321,250
Thereafter	211,250

553,152
Amount representing interest on capital leases	(2)

$553,150

Note 6.	Income Taxes

Income (loss) before income taxes consisted of the following (in thousands):

	Years Ended October 31,
	2007	2006	2005

US	$(15,390)	$74,267	$40,625
Foreign	6,092	17,403	6,104

	$(9,298)	$91,670	$46,729

The provision for (benefit from) income taxes consisted of the following (in thousands):

	Years Ended October 31,
	2007	2006	2005

Current:
Federal	$8,964	$28,618	$19,717
State	1,843	5,257	3,754
Foreign	12,250	4,179	2,984

	23,057	38,054	26,455

Deferred:
Federal	2,127	(4,744)	(11,215)
State	735	(476)	(1,640)
Foreign	(1,201)	(675)	(110)

	1,661	(5,895)	(12,965)

	$24,718	$32,159	$13,490

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of taxes computed at the federal statutory income tax rate to the provision for income taxes is as follows (in thousands):

	Years Ended October 31,
	2007	2006	2005

Provision (benefit) computed at the federal statutory rate	$(3,254)	$32,084	$16,355
State income tax, net of federal tax benefit	1,651	3,108	1,374
Foreign income taxes	1,445	(1,488)	1,175
Valuation allowance	23,571	(2,304)	(4,836)
Stock compensation	1,302	568	548
Research credit	(763)	(190)	(301)
Other	766	381	(825)

	$24,718	$32,159	$13,490

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	Years Ended October 31
	2007	2006

Deferred tax assets:
Inventories	$7,516	$4,457
Net operating loss carryforwards	27,151	13,576
Accrued expenses and reserves	13,719	7,809
Deferred revenue	12,815	9,378
Depreciation	5,908	1,400
Acquisition related items	33,900	23,887
Foreign currency	1,862	603
Stock option compensation	7,635	2,542
Debt related	30,728	—
Foreign taxes on basis differences	63,247	—
Foreign tax credit carryforwards	7,163	—

Total deferred tax assets	211,644	63,652

Valuation allowance	(119,536)	(25,248)

Deferred tax liabilities:
Acquisition related items	(28,841)	(2,150)
Inventories	(788)	(88)
Foreign currency	(7,714)	(1,021)
Basis differences in investments in foreign subsidiaries	(53,645)	(96)
Other	(2,766)	(941)

Total deferred tax liabilities	(93,754)	(4,296)

Net deferred tax assets (liability)	$(1,646)	$34,108

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of October 31, 2007, the Company has recorded a net deferred tax liability of $1.6 million. The realization of the deferred tax assets is primarily dependent on the Company’s generating sufficient U.S. and foreign taxable income in future fiscal years. Management has determined that it is more likely than not the deferred tax assets associated with U.S. foreign tax credit carryforwards, foreign taxes on basis differences, certain foreign net operating losses, and tax deductible intangible assets reversing beyond 2010 will not be realized and as such a valuation allowance has been recorded at October 31, 2007. Although realization is not assured, management believes that it is more likely than not that the remaining deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease when the Company reevaluates periodically the underlying basis for its estimates of future taxable income.

At October 31, 2007 and 2006, the Company has recorded a valuation allowance for deferred tax assets of $119.5 million and $25.2 million, respectively. The Company’s deferred tax asset valuation allowance increased by $94.3 million for the fiscal year ended October 31, 2007, increased by $4.6 million for the fiscal year ended October 31, 2006, and decreased by $4.9 million for the fiscal year ended October 31, 2005. The increase of $94.3 million during fiscal year 2007 is primarily attributable to foreign tax credit carryforwards and foreign taxes on basis differences associated with the acquisition of Lipman Electronic Engineering Ltd. Approximately $79.3 million of deferred tax assets subject to the valuation allowance are attributable to acquisition-related items that, when realized, will reduce goodwill. During the fiscal years ended October 31, 2007 and 2006, goodwill was reduced by approximately $1.0 million and $0.2 million, respectively, as a result of a reduction in the valuation allowance for acquisition-related deferred tax assets that were realized.

The net operating loss carryforwards, or NOLS, are primarily related to tax losses in Ireland of $152.9 million, France of $7.0 million, the United Kingdom of $8.1 million, Brazil of $4.8 million and various other non-U.S. countries of $4.9 million. Approximately $174.2 million of foreign NOLs may be carried forward indefinitely. The remaining balance of approximately $3.1 million of foreign NOLs is subject to limited carry forward terms of 5 to 15 years. NOLs of $0 million, $0.4 million, and $0.6 million will expire in fiscal 2008, 2009 and 2010, respectively, if not utilized. The Company recorded tax benefits in the amount of $3.8 million net of valuation allowance for net operating losses for the fiscal year ended October 31, 2007.

During fiscal year 2007 the Company recorded U.S. foreign tax credit carryforwards of $7.2 million, which will expire beginning in 2018, if not utilized.

The Company reduced tax liabilities by $0.9 million and $0.8 million, for the fiscal years ended October 31, 2007 and 2006, respectively, due to the resolution of certain pre-acquisition tax contingencies. The reduction in tax liabilities resulted in a reduction of goodwill by $0.9 million and $0.7 million for the fiscal years ended October 31, 2007 and 2006 for tax liabilities recorded for the period prior to the Company’s 2002 acquisition.

The Company recognizes deferred tax liabilities associated with outside basis differences on investment in foreign subsidiaries unless the difference is considered essentially permanent in duration. As of October 31, 2007, the Company has recorded a deferred tax liability of $53.6 million associated with $162.6 million of taxable outside basis differences which are not considered permanently reinvested. The Company has not recorded deferred taxes on approximately $33.0 million of taxable outside basis differences as they are considered permanently reinvested. As of October 31, 2007, the determination of the unrecorded deferred tax liability related to these earnings is not practicable. If circumstances change and it becomes apparent that some or all of the undistributed earnings will not be invested indefinitely, or will be remitted in the foreseeable future, an additional deferred tax liability will be recorded for some or all of the outside basis difference.

The Company has been granted pioneer status for its operations in Singapore commencing November 1, 2005. The tax rate for enterprises granted pioneer status in Singapore is 0%. The benefits of the pioneer status will expire on November 1, 2011. The tax benefit of the tax holiday for the year ended October 31, 2007 was $1.9 million.

The Company’s subsidiary in Israel and a subsidiary in Brazil are currently under audit by the Israeli and Brazilian taxing authorities for its fiscal years 2004 to 2006 and calendar years 2003 to 2008, respectively. Although

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company believes it has provided income taxes for the years subject to audit, the Israeli and Brazilian taxing authorities may adopt different interpretations. The Company has not yet received any final determinations with respect to these audits.

The Company is currently subject to an audit by the Internal Revenue Service, or IRS, for its fiscal years ended October 31, 2003 and 2004. Although the Company believes it has provided income taxes for the years subject to audit, the Internal Revenue Service may adopt different interpretations. The Company has not yet received any final determinations with respect to this audit although certain adjustments have been agreed with the IRS. The tax liability associated with the agreed adjustments has been accrued in the financial statements.

Note 7.  Stockholders’ Equity

Common and Preferred Stock

On May 4, 2005, the Company amended its Certificate of Incorporation to authorize 100,000,000 shares of Common Stock, par value $0.01 per share, and 10,000,000 shares of Preferred Stock, par value $0.01. The holder of each share of Common Stock has the right to one vote. The board of directors has the authority to issue the undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. At October 31, 2007 and October 31, 2006, there were no shares of Preferred Stock outstanding and there were 84,060,120 and 68,148,245 shares of Common Stock outstanding, respectively.

On May 4, 2005, in connection with the amendment and restatement of its Certificate of Incorporation, the Company converted all Nonvoting shares of Common Stock to Voting shares of Common Stock on a one-for-one basis, with a corresponding effective conversion of all outstanding options to purchase Nonvoting shares of Common Stock and shares reserved for issuance under the New Founders’ Stock Option Plan. As a result of that modification, the Company recognized additional compensation expense of $44,000 and $35,000 for the fiscal years ended October 31, 2006 and 2005, respectively.

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

On November 1, 2006, the Company completed its acquisition of Lipman. As part of the acquisition consideration, the Company issued 13,462,474 shares of its common stock. See “Note 3 — Business Combinations” for additional information.

Restricted Common Stock

The Company had a right to repurchase shares of Common Stock sold to the Company’s Chief Executive Officer (the “CEO”) at the original sale price, $0.0333 per share, in the event the CEO ceased to be employed by the Company or any of its subsidiaries. This right lapsed at a rate of 20% of the original 3,910,428 shares per year. Upon the sale of the Company, any remaining unvested shares would have become vested. At October 31, 2007 and 2006, zero and 782,085 shares of Common Stock issued to the CEO remained subject to this repurchase right which lapsed in July 2007.

The Company had a right to repurchase shares of Common Stock sold to certain executives of the Company pursuant to the Company’s 2002 Securities Purchase Plan at the lesser of the original sale price, $0.0333 per share,

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or the fair value on the date of separation in the event that the executive ceased to be employed by the Company or any of its subsidiaries. This right lapsed at a rate of 20% of the original 1,929,145 shares per year. Upon the sale of the Company, any remaining unvested shares would have become vested. At October 31, 2007 and 2006, zero and 218,985 shares of Common Stock remained subject to this repurchase right which lapsed in October 2007.

Pursuant to APB No. 25, the Company recorded deferred stock-based compensation of $446,000 in connection with several sales of Common Stock to the executives before October 31, 2003. The deferred stock-based compensation represents the difference between the fair value of the Company’s Common Stock for accounting purposes and the original sale price. The Company amortized the deferred stock-based compensation to expense on a straight-line basis over the vesting period through April 30, 2005. The Company ceased amortization of this stock-based compensation pursuant to APB No. 25 on April 30, 2005 upon adoption of SFAS No. 123(R). During the fiscal year ended October 31, 2005, the Company recorded $52,000 of stock-based compensation expense, which was included in general and administrative expenses in the accompanying consolidated statements of operations.

The following table summarizes Restricted Common Stock activity for the fiscal year ended October 31, 2007:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
	(In thousands)

Nonvested at November 1, 2006	1,001,070	$0.06
Granted	—	—
Vested	1,001,070	0.06
Forfeited	—	—

Nonvested at October 31, 2007	—	—

Vested or expected to vest at October 31, 2007	1,001,070	—

Stock Option Plans

As of October 31, 2007, the Company had a total of 8,331,637 stock options outstanding with a weighted average exercise price of $27.10 per share. The number of shares that remained available for future grants was 2,288,934 as of October 31, 2007.

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

The total intrinsic value of options exercised during the fiscal years ended October 31, 2007, 2006, and 2005 was $14.8 million, $7.1 million, and $1.4 million, respectively. The weighted average grant date fair value of options granted during the fiscal year ended October 31, 2005 was $6.18. No options were granted under the plan in fiscal years 2006 or 2007.

As of October 31, 2007, pursuant to SFAS No. 123(R), there was $672,000 of total unrecognized compensation cost related to non-vested shared-based compensation arrangements granted under the New Founders’ Plan. The cost is expected to be recognized over a remaining weighted average period of 1.8 years. The total fair value of

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options vested under the New Founders’ Plan during each of the fiscal years ended October 31, 2007, 2006, and 2005 was $415,000, $546,000, and $344,000, respectively.

Outside Directors’ Stock Option Plan

In January 2005, the Company adopted the Outside Directors’ Stock Option Plan (the “Directors’ Plan”) for members of the Board of Directors of the Company who are not employees of the Company or representatives of major stockholders of the Company. A total of 225,000 shares of the Company’s Common Stock have been reserved for issuance under the Directors’ Plan. The Company will no longer grant options under the Directors’ Plan and retired 135,000 shares available for future grant under the Directors’ Plan on March 22, 2006 and will retire any options cancelled thereafter. Option grants for members of the Board of Directors of the Company who are not employees of the Company or representatives of major stockholders of the Company will be covered under the 2006 Equity Incentive Option Plan. Stock options granted generally vest over a period of four years from the date of grant and have a maximum term of seven years.

The total intrinsic value of options exercised during each of the fiscal years ended October 31, 2007, 2006, and 2005 was $524,000, zero, and zero, respectively. The weighted average fair value of options granted during the fiscal year ended October 31, 2005 was $6.18. No options were granted under the plan in fiscal years 2006 or 2007.

As of October 31, 2007, pursuant to SFAS No. 123(R) there was $166,000 of unrecognized compensation cost related to non-vested shared-based compensation arrangements granted under the Directors’ Plan. The cost is expected to be recognized over a remaining weighted average period of 1.2 years. The total fair value of options vested under the Directors’ Plan during each of the fiscal years ended October 31, 2007, 2006, and 2005 was $139,000, $231,000, and zero, respectively.

2005 Equity Incentive Option Plan

On April 29, 2005, the Company adopted the 2005 Equity Incentive Option Plan (the “EIP Plan”) for executives and employees of the Company, and other individuals who perform services to the Company. A total of 3,100,000 shares of the Company’s Common Stock have been reserved for issuance under the EIP Plan. The Company will no longer grant options under the EIP Plan and retired 890,300 shares available for future grant under the EIP Plan on March 22, 2006 and will retire any options cancelled thereafter. Option awards were generally granted with an exercise price equal to the market price of the Company’s stock at the day of grant. Those options generally vest over a period of four years from the date of grant and have a maximum term of seven years.

The total intrinsic value of options exercised during each of the fiscal years ended October 31, 2007, 2006, and 2005 was $15.8 million, $4.0 million, and zero, respectively.

The weighted average grant date fair value of options granted during the fiscal year ended October 31, 2006 and 2005 was $12.07 and $5.35 per share, respectively. No options were granted under the plan in fiscal year 2007.

As of October 31, 2007, pursuant to SFAS No. 123(R), there was $4.6 million of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the EIP Plan. The cost is expected to be recognized over a remaining weighted average period of 1.6 years. The total fair value of options vested under the EIP Plan during the each of the fiscal years ended October 31, 2007, 2006, and 2005 was $4.2 million, $3.1 million, and zero, respectively.

2006 Equity Incentive Plan

On March 22, 2006, the stockholders of VeriFone approved the 2006 Equity Incentive Plan (the “2006 Plan”) for officers, directors, employees, and consultants of the Company. A total of 9,000,000 shares of the Company’s Common Stock have been reserved for issuance under the 2006 Plan. Awards are granted with an exercise price equal to the market price of the Company’s Common Stock at the date of grant except for restricted stock units

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(“RSUs”). These awards generally vest over a period of four years from the date of grant and have a maximum term of seven years. Any shares granted as stock options and stock appreciation rights shall be counted as one share for every share granted. Any awards granted other than stock options or stock appreciation rights are counted, for the purpose of the number of shares issuable under the 2006 Plan, as 1.75 shares for every share granted.

In March 2006, September 2006, January 2007, July 2007, and October 2007, the Company issued 90,000, 80,000, 14,000, 33,000 and 11,000 RSUs, respectively, to its executive officers and key employees with a zero value exercise price. Twenty-five percent of these awards shall vest one year from the date of grant and 1/16th vest quarterly thereafter. The fair value of the RSUs granted is the stock price on March 22, 2006, September 12, 2006, January 3, 2007, July 2, 2007, and October 1, 2007 of $28.86, $27.50, $35.45, $35.47, and $44.43, respectively.

As of October 31, 2007, 149,750 RSUs are expected to vest, with an aggregate intrinsic value of $7.4 million. The total fair value of RSUs vested during the fiscal year ended October 31, 2007 was $1.7 million. No RSUs vested in fiscal year 2006. As of October 31, 2007, pursuant to SFAS No. 123(R), there was $4.0 million of total unrecognized compensation cost related to these non-vested RSUs. The cost is expected to be recognized over the remaining weighted average period of 3.0 years.

In January 2007, the Company made an award of up to 900,000 RSUs to the Company’s CEO. These RSUs may vest in three tranches over a four-year period based upon annual growth in the Company’s net income, as adjusted, per share and its share price. Two-thirds of the RSUs are “performance units” that will vest based on achievement of net income, as adjusted, targets, and one-third of the RSUs are “market units” that will vest based on achievement of net income, as adjusted, targets and specified targets for the share price of the Company’s stock. The performance units are earned in three annual tranches of up to 200,000 shares each in the event that the Company meets or exceeds specified annual increases in net income, as adjusted, per share for fiscal years 2007, 2008, and 2009, based on a target of 20% annual increases. In addition, in each of the fiscal years 2007, 2008, and 2009, the CEO may earn a further 100,000 market units if the Company achieves both the targeted improvement in net income, as adjusted, per share and there is a corresponding improvement in the Company’s share price, with a final target of $62.20 as of October 31, 2009. Each year’s RSUs will not vest until the end of the fiscal year following the year for which the specified target is met.

As of October 31, 2007, the Company had not recognized any compensation expense related to these RSUs as the fiscal year 2007 financial targets were not achieved. The 200,000 performance units and the 100,000 market units related to fiscal year 2007 were cancelled on October 31, 2007. The financial targets for the fiscal 2008 and 2009 tranches have not yet been determined; therefore, no measurement date has occurred for those tranches. The Company will value the fiscal 2008 and 2009 tranches when all factors for measurement have been determined and a measurement date has occurred. Because these shares are contingently issuable, they are excluded from the earnings per share calculation.

The total intrinsic value of options exercised during the fiscal year ended October 31, 2007 was $3.1 million. There were no exercises in fiscal year 2006. The weighted average grant date fair value of options granted during the each of the fiscal years ended October 31, 2007 and 2006 was $9.59 and $9.68 per share, respectively.

As of October 31, 2007, pursuant to SFAS No. 123(R), there was $36.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements for options granted under the 2006 Plan. The cost is expected to be recognized over a remaining weighted average service period of 3.3 years. The total fair value of options vested during the fiscal year ended October 31, 2007 was $7.0 million. No options vested in fiscal year 2006.

Lipman Plans

As part of the acquisition of Lipman on November 1, 2006, VeriFone assumed all of Lipman’s outstanding options. The Company no longer grants options under the Lipman Plans.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total intrinsic value of options exercised during the fiscal year ended October 31, 2007 was $19.6 million.

As of October 31, 2007, pursuant to SFAS No. 123(R), there was $9.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Lipman Plans. The cost is expected to be recognized over a remaining weighted average period of 2.2 years. The total fair value of options vested during the fiscal year ended October 31, 2007 was $9.4 million.

All Plans

The total proceeds received from employees as a result of employee stock option exercises under all plans for each of the fiscal years ended October 31, 2007, 2006, and 2005 was $38.3 million, $3.1 million, and $753,000, respectively. In connection with these exercises, the tax benefits realized by the Company for each of the fiscal years 2007, 2006, and 2005 were $11.5 million, $3.4 million, and $0.4 million, respectively.

The Company estimates the grant-date fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R) and SAB No. 107, Share-Based Payment, using the weighted-average assumptions noted in the following table. Expected volatility of the stock is based on a blend of the Company’s peer group in the industry in which it does business and the Company’s historical volatility for its own stock. The expected term of options granted is derived from the historical actual term of option grants and represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the US Treasury zero-coupon issues with a remaining term equal to the expected term of the options used in the Black-Scholes valuation model. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under SFAS No. 123(R).

The Company’s assumptions subsequent to adoption of SFAS No. 123(R) are as follows:

	Years Ended October 31
	2007	2006	2005

Expected term of the options	2 years	3 years	4 years
Risk-free interest rate	4.8%	5.0%	4.3%
Expected stock price volatility	40%	42%	58%
Expected dividend rate	0.0%	0.0%	0.0%

The following table presents the stock-based compensation expense recognized in accordance with SFAS No. 123(R) during the fiscal years ended October 31, 2007, 2006, and 2005 (in thousands):

	Years Ended October 31,
	2007	2006	2005

Cost of net revenues	$2,998	$709	$187
Research and development	5,937	1,194	358
Sales and marketing	8,942	2,057	663
General and administrative	11,015	2,040	479

	$28,892	$6,000	$1,687

In the fiscal year ended October 31, 2007, stock-based compensation expense includes $1.0 million related to the excess over fair value of the vested Lipman options assumed.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Activity

The following table provides a summary of all stock option plans as of October 31, 2006 and 2005 and the activity for the fiscal years ended on those dates:

	Years Ended October 31,
	2006				2005
			Weighted
			Average
		Weighted	Remaining			Weighted
	Shares	Average	Contractual	Aggregate	Shares	Average
	Under	Exercise	Term	Intrinsic	Under	Exercise
	Option	Price	(Years)	Value	Option	Price
				(Thousands)

Balance at beginning of year	3,478,245	$8.60			1,292,940	$3.06
Granted	2,766,220	$27.04			2,498,700	$11.05
Exercised	(501,966)	$6.04			(99,495)	$3.05
Cancelled	(336,391)	$15.53			(213,900)	$6.40

Balance at end of year	5,406,108	$18.75	6.37	$61,476	3,478,245	$8.60

Vested or expected to vest at end of year	4,801,456	$19.28	6.36	$52,604

Exercisable at end of year	860,700	$7.81	6.29	$18,414	438,615	$3.09

The following table provides a summary of all stock option plans as of October 31, 2007 and the activity for the fiscal year ended that date:

			Weighted
			Average
		Weighted	Remaining
	Shares	Average	Contractual	Aggregate
	Under	Exercise	Term	Intrinsic
	Option	Price	(Years)	Value
				(Thousands)

Balance at beginning of year	5,406,108	$18.75
Assumed in Lipman acquisition	3,375,527	$24.47
Granted	3,279,705	$35.54
Exercised	(2,420,390)	$15.82
Cancelled	(1,309,313)	$26.93

Balance at end of year	8,331,637	$27.10	5.73	$186,019

Vested or expected to vest at end of year	7,664,092	$27.02	5.70	$171,763

Exercisable at end of year	1,565,756	$19.60	5.19	$46,705

The weighted-average grant date fair value per share of options granted during each of the fiscal years 2007, 2006, and 2005 was $9.59, $9.82, and $5.83, respectively. The total intrinsic value of options exercised during each of the fiscal years 2007, 2006, and 2005 was $53.9 million, $11.1 million and $1.4 million, respectively.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes RSU activity for the fiscal year ended October 31, 2007:

		Weighted
		Average	Aggregate
		Purchase	Intrinsic
	Shares	Price	Value
			(Thousands)

Outstanding at beginning of year	170,000	$—
Granted	958,000	$—
Vested	(29,375)	$—
Forfeited	(348,875)	$—

Outstanding at end of year	749,750	$—	$37,060

Expected to vest at end of year	748,693	$—	$37,008

The weighted-average grant date fair value per share of RSUs granted during each of the fiscal years 2007 and 2006, excluding the CEO’s performance and market RSUs which were not valued due to lack of measurement date, was $36.85 and $28.22, respectively. The total fair value of RSUs that vested in fiscal year 2007 was $1.7 million. There were no RSUs which vested in fiscal year 2006.

Note 8.  Restructuring Charges

Fiscal Year 2002 Restructuring Plan

In connection with the acquisition of VeriFone, Inc. by the Company on July 1, 2002, the Company assumed the liability for a restructuring plan (“fiscal 2002 restructuring plan”). The remaining accrued restructuring balance represents primarily future facilities lease obligations, net of estimated future sublease income, which are expected to be paid through 2009. The payment of the restructuring costs for the International segment was zero and $8,000 for the fiscal years ended October 31, 2007 and 2006, respectively. For the North America segment, the Company paid restructuring costs of $177,000 and $714,000 for the fiscal years ended October 31, 2007 and 2006, respectively. In addition, a $321,000 reserve reversal was recorded for the North America segment during the fiscal year ended October 31, 2007. As of October 31, 2007, the Company had a liability of $43,000 and zero for the North America segment and International segment, respectively.

Activities related to the fiscal 2002 restructuring plan are as follows (in thousands):

				Short-Term	Long-Term
	Facilities	Other	Total	Portion	Portion

Balance at October 31, 2005	$1,200	$60	$1,260	$765	$495
Additions	—	8	8	460	(452)
Cash payments	(714)	(8)	(722)	(722)	—

Balance at October 31, 2006	486	60	546	503	43
Reductions	(261)	(60)	(321)	(300)	(21)
Payments	(182)	—	(182)	(182)	—

Balance at October 31, 2007	$43	$—	$43	$21	$22

GO Software Restructuring Plan

In connection with the acquisition of the assets of the GO Software business from Return on Investment Corporation on March 1, 2005, the Company accrued in the purchase price allocation $313,000 of restructuring costs related to the integration of GO Software’s Savannah helpdesk facility with the Company’s helpdesk facility in Clearwater, Florida. Payments against this liability of zero, $40,000, and $229,000 were made during the fiscal

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years ended October 31, 2007, 2006, and 2005, respectively. The restructuring activities have been completed and the unspent reserve of $44,000 was reversed in the third quarter of fiscal year 2007.

Fiscal Year 2006 Restructuring Plan

In the first quarter of fiscal year 2006, the Company implemented a restructuring plan that established the Singapore supply chain operations to leverage a favorable tax environment and manufacturing operations in the Asia Pacific region (“fiscal 2006 restructuring plan”). The plan included reductions in workforce of employees in the United States, Taiwan, Australia, and Hong Kong with an expected cost of $591,000. For the fiscal year ended October 31, 2006, the Company paid restructuring costs of $345,000 and $238,000 in the International and North American segments, respectively. During the three months ended April 30, 2007, the Company reversed the remaining reserve of $8,000. As of October 31, 2007, the restructuring activities have been completed.

Activities related to the fiscal 2006 restructuring plan are as follows (in thousands):

	Employee	Short-Term	Long-Term
	Costs	Portion	Portion

Balance at October 31, 2005	$—	$—	$—
Additions	591	591	—
Cash payments	(583)	(583)	—

Balance at October 31, 2006	8	8	—
Reductions	(8)	(8)	—

Balance at October 31, 2007	$—	$—	$—

PayWare Restructuring Plan

In the fourth quarter of fiscal year 2006, the Company completed the acquisition of PayWare, the payment system business of Trintech Group PLC. The Company developed a restructuring plan and accrued restructuring costs related to a workforce reduction and future facilities lease obligations which were included in the purchase price allocation of PayWare. During the fourth quarter of fiscal year 2006, the Company accrued and paid $2.9 million and $0.5 million, respectively, for the International segment. As of October 31, 2006, the Company had a remaining liability of $2.4 million. During the fiscal year ended October 31, 2007, the Company accrued and paid $1.2 million and $2.8 million, respectively, for the International segment. As of October 31, 2007, the Company had a liability of $0.9 million for the International segment.

Activities related to the PayWare acquisition restructuring plan are as follows (in thousands):

	Employee				Short-Term	Long-Term
	Costs	Facilities	Other	Total	Portion	Portion

Balance at October 31, 2005	$—	$—	$—	$—	$—	$—
Additions	1,645	1,148	76	2,869	2,869	—
Cash payments	(411)	(50)	—	(461)	(461)	—

Balance at October 31, 2006	1,234	1,098	76	2,408	2,408	—
Additions	592	544	105	1,241	1,241	—
Payments	(1,870)	(729)	(181)	(2,780)	(2,780)	—

Balance at October 31, 2007	$(44)	$913	$—	$869	$869	$—

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Year 2007 Restructuring Plan

For the fiscal year ended October 31, 2007, the Company implemented a restructuring plan that included reductions in workforce of employees in the United States, China, Hong Kong, Mexico, and the Philippines with an expected cost of $822,000. For the fiscal year ended October 31, 2007, the Company accrued and paid $727,000 and $713,000, respectively, in restructuring costs in the North America segment. For the fiscal year ended October 31, 2007, the Company accrued and paid $95,000 and $93,000, respectively, in restructuring costs in the International segment. As of October 31, 2007, the Company had a liability of $14,000 for the North America segment and $2,000 for the International segment.

Activities related to the fiscal year 2007 restructuring plan are as follows (in thousands):

	Employee				Short-Term	Long-Term
	Costs	Facilities	Other	Total	Portion	Portion

Balance at October 31, 2006	$—	$—	$—	$—	$—	$—
Additions	808	10	4	822	822	—
Payments	(794)	(10)	(2)	(806)	(806)	—

Balance at October 31, 2007	$14	$—	$2	$16	$16	$—

Lipman Restructuring Plan

In the first quarter of fiscal year 2007, the Company completed the acquisition of Lipman and formulated a restructuring plan. The Company accrued into the purchase price allocation restructuring costs related to reduction in workforce and future facilities lease obligation. For the fiscal year ended October 31, 2007, the Company accrued and paid restructuring costs of $6.1 million and $5.3 million, respectively, for the International segment. For the fiscal year ended October 31, 2007, the Company accrued and paid restructuring costs of $0.5 million and $0.5 million, respectively, for the North America segment. As of October 31, 2007, the Company had a liability of $0.8 million for the International segment.

Activities related to the Lipman acquisition restructuring plan are as follows (in thousands):

	Employee				Short-Term	Long-Term
	Costs	Facilities	Other	Total	Portion	Portion

Balance at October 31, 2006	$—	$—	$—	$—	$—	$—
Additions	3,479	3,091	—	6,570	4,075	2,495
Payments	(2,849)	(2,952)	—	(5,801)	(3,306)	(2,495)
Foreign exchange impact	17	—	—	17	17	—

Balance at October 31, 2007	$647	$139	$—	$786	$786	$—

All Restructuring Plans

At October 31, 2007 and 2006, $1.7 million and $3.0 million, respectively, of the restructuring liability was included in other current liabilities and $22,000 and $43,000, respectively, was included in other long-term liabilities in the accompanying consolidated balance sheets.

Note 9.  Employee Benefit Plans

The Company maintains a defined contribution 401(k) plan that allows eligible employees to contribute up to 60% of their pretax salary up to the maximum allowed under Internal Revenue Service regulations. Discretionary employer matching contributions of $2.0 million, $1.9 million, and $1.8 million were made to the plan during the fiscal years ended October 31, 2007, 2006 and 2005.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.  Net Income (Loss) per Share of Common Stock

Basic net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, less the weighted average number of shares of common stock subject to repurchase. Diluted net income (loss) per share of common stock is computed using the weighted average number of shares of common stock outstanding plus the effect of common stock equivalents, unless the common stock equivalents are anti-dilutive. The potential dilutive shares of the Company’s common stock resulting from the assumed exercise of outstanding stock options and equivalents and the assumed exercise of the warrants relating to the convertible senior notes and the dilutive effect of the senior convertible notes are determined using the treasury stock method.

The following details the computation of income (loss) per share of common stock (in thousands, except per share data):

	Years Ended October 31,
	2007	2006	2005

Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$(34,016)	$59,511	$33,239

Denominator:
Weighted average shares of voting and non-voting common stock outstanding	82,862	67,887	60,989
Less: weighted average number of shares subject to repurchase	(668)	(1,670)	(2,671)

Weighted average shares used in computing basic net income (loss) per share	82,194	66,217	58,318
Add dilutive securities:
Weighted average shares subject to repurchase	—	1,670	2,671
Stock options and restricted stock units	—	1,007	471

Weighted average number of shares used in computing diluted net income (loss) per share	82,194	68,894	61,460

Net income (loss) per share:
Basic	$(0.41)	$0.90	$0.57

Diluted	$(0.41)	$0.86	$0.54

As of October 31, 2007, 2006, and 2005, options and restricted stock units to purchase 9,081,387, 2,681,470, and 250,500 shares of common stock were excluded from the calculation of weighted average shares for diluted net income (loss) per share as they were anti-dilutive.

The senior convertible notes are considered to be Instrument C securities as defined by EITF 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion; therefore, only the conversion spread relating to the senior convertible notes is included in the Company’s diluted earnings per share calculation, if dilutive. The potential dilutive shares of the Company’s common stock resulting from the assumed settlement of the conversion spread of the senior convertible notes are determined under the method set forth in EITF 90-19. Under such method, the settlement of the conversion spread of the senior convertible notes has a dilutive effect when the average share price of the Company’s common stock during the period exceeds $44.02. The average share price of the Company’s common stock during the fiscal year ended October 31, 2007 did not exceed $44.02.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warrants to purchase 7.2 million shares of the Company’s common stock were outstanding at October 31, 2007, but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the average market price of the Company’s common stock during the fiscal year ended October 31, 2007; therefore, their effect was anti-dilutive.

Note 11.	Commitments and Contingencies

Commitments

The Company leases certain real and personal property under noncancelable operating leases. Additionally, the Company subleases certain real property to third parties. Future minimum lease payments and sublease rental income under these leases as of October 31, 2007, were as follows (in thousands):

	Minimum Lease	Sublease Rental	Net Minimum
	Payments	Income	Lease Payments

Year ended October 31,
2008	$10,417	$161	$10,256
2009	7,994	93	7,901
2010	7,118	4	7,114
2011	5,718	—	5,718
2012	5,196	—	5,196
Thereafter	11,092	—	11,092

	$47,535	$258	$47,277

Certain leases require the Company to pay property taxes, insurance, and routine maintenance and include rent escalation clauses and options to extend the term of certain leases. Rent expense was approximately $14.9 million, $9.2 million, and $7.7 million for the fiscal years ended October 31, 2007, 2006, and 2005, respectively. Sublease rental income was approximately $201,000, $315,000, and $147,000 for the fiscal years ended October 31, 2007, 2006, and 2005, respectively.

Contingencies

Manufacturing Agreements

The Company works on a purchase order basis with third-party contract manufacturers and component suppliers with facilities in China, Singapore, Israel, and Brazil to supply a majority of the Company’s inventories. The Company issues a forecast to the third-party contract manufacturers and subsequently agrees to a build schedule to drive component material purchases and capacity planning. The Company provides each manufacturer with a purchase order to cover the manufacturing requirements, which constitutes a binding commitment by the Company to purchase materials produced by the manufacturer as specified in the purchase order. The total amount of purchase commitments as of October 31, 2007 and 2006 was approximately $47.4 million and $17.9 million, respectively, and are generally paid within one year. Of this amount, $4.4 million and $1.4 million has been recorded in accrued expenses in the accompanying consolidated balance sheets as of October 31, 2007 and 2006, respectively, because the commitment is not expected to have future value to the Company.

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

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Brazilian State Tax Assessments

One of the Company’s Brazilian subsidiaries has been notified of a tax assessment regarding Brazilian state value added tax (“VAT”), for the periods from January 2000 to December 2001 that relates to products supplied to the Company by a contract manufacturer. The assessment relates to an asserted deficiency of 8.3 million Brazilian reais (approximately $4.7 million) including interest and penalties. The tax assessment was based on a clerical error in which the Company’s Brazilian subsidiary omitted the required tax exemption number on its invoices. Management does not expect that the Company will ultimately incur a material liability in respect of this assessment, because they believe, based in part on advice of the Company’s Brazilian tax counsel, that the Company is likely to prevail in the proceedings relating to this assessment. On May 25, 2005, the Company had an administrative hearing with respect to this audit. Management expects to receive the decision of the administrative body sometime in 2008. In the event the Company receives an adverse ruling from the administrative body, the Company will decide whether or not to appeal and would reexamine the determination as to whether an accrual is necessary. It is currently uncertain what impact this state tax examination may have with respect to the Company’s use of a corresponding exemption to reduce the Brazilian federal VAT.

Two of the Company’s Brazilian subsidiaries that were acquired as a part of the Lipman acquisition have been notified of assessments regarding Brazilian customs penalties that relate to alleged infractions in the importation of goods. The assessments were issued by the Federal Revenue Department in the City of Vitória, the City of São Paulo, and the City of Itajai. The assessments relate to asserted deficiencies totaling 26.9 million Brazilian reais (approximately $15.3 million) excluding interest. The tax authorities allege that the structure used for the importation of goods was simulated with the objective of evading taxes levied on the importation by under-invoicing the imported goods; the tax authorities allege that the simulation was created through a fraudulent interposition of parties, where the real sellers and buyers of the imported goods were hidden.

In the Vitória tax assessment, the fines were reduced from 4.7 million Brazilian reais (approximately $2.7 million) to 1.5 million Brazilian reais (approximately $0.8 million) on a first level administrative decision on January 26, 2007. The proceeding has been remitted to the Taxpayers Council to adjudicate the appeal of the first level administrative decision filed by the tax authorities. The Company also appealed the first level administrative decision on February 26, 2007. In this appeal, the Company argued that the tax authorities did not have enough evidence to determine that the import transactions were indeed fraudulent and that, even if there were some irregularities in such importations, they could not be deemed to be the Company’s responsibility since all the transactions were performed by the third-party importer of the goods. Management expects to receive the decision of the Taxpayers Council sometime in 2008. In the event the Company receives an adverse ruling from the Taxpayers Council, the Company will decide whether or not to appeal to the judicial level. Based on the Company’s current understanding of the underlying facts, the Company believes that it is probable that its Brazilian subsidiary will be required to pay some amount of fines. At October 31, 2007, the Company has accrued 4.7 million Brazilian reais (approximately $2.7 million), excluding interest, which it believes is the probable payment.

On July 12, 2007, the Company was notified of a first administrative level decision rendered in the São Paulo tax assessment, which maintained the total fine of 20.2 million Brazilian reais (approximately $11.5 million) imposed. On August 10, 2007, the Company appealed the first administrative level decision to the Taxpayers Council. A hearing was held on August 12, 2008 before the Taxpayers Council, but the Taxpayers Council did not render a decision pending its further review of the records. Management expects to receive the decision of the Taxpayers Council sometime in 2008. In the event the Company receives an adverse ruling from the Taxpayers Council, the Company will decide whether or not to appeal to the judicial level. Based on the Company’s current understanding of the underlying facts, the Company believes that it is probable that its Brazilian subsidiary will be required to pay some amount of fines. Accordingly, at October 31, 2007, the Company has accrued 20.2 million Brazilian reais (approximately $11.5 million), excluding interest.

On May 22, 2008, the Company was notified of a first administrative level decision rendered in the Itajai assessment, which maintained the total fine of 2.0 million Brazilian reais (approximately $1.1 million) imposed,

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

excluding interest. On May 27, 2008, the Company appealed the first level administrative level decision to the Taxpayers Council. Based on the Company’s current understanding of the underlying facts, the Company believes that it is probable that its Brazilian subsidiary will be required to pay some amount of fines. Accordingly, at October 31, 2007, the Company has accrued 2.0 million Brazilian reais (approximately $1.1 million), excluding interest.

Department of Justice Investigation

On December 11, 2006, the Company received a civil investigative demand from the U.S. Department of Justice (“DOJ”) regarding an investigation into its acquisition of Lipman which requests certain documents and other information, principally with respect to the Company’s integration plans and communications prior to the completion of this acquisition. The Company produced documents and certain current and former employees provided information to a representative of the DOJ in response to this request. The Company is not aware of any violations in connection with the matters that are the subject of the investigation. On June 20, 2008, the Company’s counsel received written confirmation from the DOJ that it had closed this investigation.

Patent Infringement Lawsuits

On September 18, 2007, SPA Syspatronic AG (“SPA”) commenced an action in the United States District Court for the Eastern District of Texas, Marshall Division, against the Company and others, alleging infringement of U.S. Patent No. 5,093,862 purportedly owned by SPA. The plaintiff is seeking a judgment of infringement, an injunction against further infringement, damages, interest and attorneys’ fees. The Company filed an answer and counterclaims on November 8, 2007, and intends to vigorously defend this litigation. On January 28, 2008, the Company requested that the U.S. Patent and Trademark Office (the “PTO”) perform a re-examination of the patent. The PTO granted the request on April 4, 2008. The Company then filed a motion to stay the proceedings with the Court and on April 25, 2008, the Court agreed to stay the proceedings pending the re-examination. The case is still in the preliminary stages, and it is not possible to quantify the extent of the Company’s potential liability, if any. An unfavorable outcome could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flow.

On March 6, 2008, Cardsoft, Inc. and Cardsoft (Assignment for the Benefit of Creditors), LLC (“Cardsoft”) commenced an action in the United States District Court for the Eastern District of Texas, Marshall Division, against the Company and others, alleging infringement of U.S. Patents No. 6,934,945 and No. 7,302,683 purportedly owned by Cardsoft. The plaintiff is seeking a judgment of infringement, an injunction against further infringement, damages, interest and attorneys’ fees. The Company intends to vigorously defend this litigation. The case is still in the preliminary stages, and it is not possible to quantify the extent of the Company’s potential liability, if any. An unfavorable outcome could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flow.

Class Action and Derivative Lawsuits

On or after December 4, 2007, several securities class action claims were filed against the Company and certain of the Company’s officers. The various complaints specify different class periods, with the longest proposed class period being August 31, 2006 through December 3, 2007. These lawsuits have been consolidated in the U.S. District Court for the Northern District of California as In re VeriFone Holdings, Inc. Securities Litigation, C 07-6140 MHP. The original actions were: Eichenholtz v. VeriFone Holdings, Inc. et al., C 07-6140 MHP; Lien v. VeriFone Holdings, Inc. et al., C 07-6195 JSW; Vaughn et al. v. VeriFone Holdings, Inc. et al., C 07-6197 VRW (Plaintiffs voluntarily dismissed this complaint on March 7, 2008); Feldman et al. v. VeriFone Holdings, Inc. et al., C 07-6218 MMC; Cerini v. VeriFone Holdings, Inc. et al., C 07-6228 SC; Westend Capital Management LLC v. VeriFone Holdings, Inc. et al., C 07-6237 MMC; Hill v. VeriFone Holdings, Inc. et al., C 07-6238 MHP; Offutt v. VeriFone Holdings, Inc. et al., C 07-6241 JSW; Feitel v. VeriFone Holdings, Inc., et al., C 08-0118 CW. On

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 17, 2008, the Court held a hearing on Plaintiffs’ motions for Lead Plaintiff and Lead Counsel and in May 2008, the Court requested additional briefing on these matters, which was submitted in June 2008. The Company currently expects that following the Court’s order appointing Lead Plaintiff and Lead Counsel, a Consolidated Complaint will be filed. Each of the consolidated actions alleges, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, based on allegations that the Company and the individual defendants made false or misleading public statements regarding the Company’s business and operations during the putative class periods and seeks unspecified monetary damages and other relief. At this time, the Company has not recorded any liabilities as the Company is unable to estimate any potential liability.

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

The foregoing cases are still in the preliminary stages, and the Company is not able to quantify the extent of its potential liability, if any. An unfavorable outcome in any of these matters could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. In addition, defending this litigation is likely to be costly and may divert management’s attention from the day-to-day operations of the Company’s business.

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

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Litigation

The Company is subject to various other legal proceedings related to commercial, customer, and employment matters that have arisen during the ordinary course of its business. Although there can be no assurance as to the ultimate disposition of these matters, the Company’s management has determined, based upon the information available at the date of these financial statements, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Note 12.	Related-Party Transactions

For the fiscal year ended October 31, 2005, the Company recorded $125,000 of management fees payable to GTCR Golder Rauner, L.L.C., an affiliate of a stockholder. These fees are included in general and administrative expenses in the accompanying consolidated statements of operations. Upon the closing of the Company’s public offering, the management fees ceased.

In June 2004, the Company paid a placement fee of $2.9 million to GTCR Golder Rauner, L.L.C., for services related to the credit facility acquired from Banc of America Securities and Credit Suisse First Boston. The debt issuance costs were amortized over the term of the related debt. The Company recorded amortization of debt issuance costs related to these costs of $276,000, and $282,000, respectively, for the fiscal years ended October 31, 2006 and 2005, which is included in interest expense in the accompanying consolidated statements of operations. For the fiscal year ended October 31, 2005, the Company made prepayments on the credit facility and $712,000 of the unamortized debt issuances related to the placement fee was written off. On October 31, 2006, the Company entered into a new secured credit facility with a syndicate of financial institutions, led by JPMorgan Chase Bank, N.A. and Lehman Commercial Paper Inc. The proceeds were used to repay the outstanding amounts due from the existing secured credit facility, pay the transaction costs, and fund the cash consideration in connection with the acquisition of Lipman on November 1, 2006. The Company wrote off the remaining balance of unamortized debt issuance cost of the credit facility acquired from Banc of America Securities and Credit Suisse First Boston in the amount of $6.4 million in October 2006 of which $1.6 million related to the placement fee with GTCR Golden Rauner, L.L.C.

For the fiscal years ended October 31, 2007, 2006, and 2005, respectively, the Company recorded purchases from affiliates of related parties of $158,000, zero and $152,000 in connection with goods or services they provided or arranged. These purchases are included in general and administrative expenses in the accompanying statements of operations. As of October 31, 2007, the Company has an outstanding accounts payable balance of $27,000 related to these purchases.

For the years ended October 31, 2007, 2006, and 2005, respectively, the Company recorded sales to affiliates of related parties of $11.9 million, $7.8 million, and zero, respectively. Sales to Global Payments were $11.2 million and $5.4 million, respectively, for the years ended October 31, 2007 and 2006. Global Payments is considered a related party since Alex W. “Pete” Hart is a director of both Global Payments and VeriFone. These sales are included in System Solutions net revenues in the accompanying consolidated statements of operations. As of October 31, 2007, the Company has an outstanding accounts receivable balance of $3.3 million related to these sales.

Note 13.	Segment and Geographic Information

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Information

The Company operates in two business segments: North America and International. The Company defines North America as the United States and Canada, and International as the countries in which it makes sales outside the United States and Canada. Total assets and long-lived assets by segment are based on the physical location of the assets.

Net revenues and operating income of each business segment reflect net revenues generated within the segment, standard cost of System Solutions net revenues, actual cost of Services net revenues, and expenses that directly benefit only that segment. Corporate net revenues and operating income (loss) reflect non-cash acquisition charges, including amortization of purchased core and developed technology assets, step-up of inventory and step-down in deferred revenue, and other Corporate charges, including inventory obsolescence and scrap at corporate distribution centers, rework, specific warranty provisions, non-standard freight, over-and-under absorption of materials management, and supply chain engineering overhead. Corporate loss also reflects the difference between the actual and standard cost of System Solutions net revenues and shared operating costs that benefit both segments, predominately research and development expenses and centralized supply chain management.

The following table sets forth net revenues and operating income for the Company’s segments (in thousands):

	Years Ended October 31,
	2007	2006	2005

Net revenues:
North America	$400,433	$333,673	$289,720
International	506,195	248,383	196,347
Corporate	(3,736)	(986)	(700)

Total net revenues	$902,892	$581,070	$485,367

Operating income:
North America	$156,562	$129,358	$104,867
International	110,795	60,965	37,375
Corporate	(238,877)	(82,014)	(74,054)

Total operating income	$28,480	$108,309	$68,188

The Company’s long-lived assets which consist primarily of property, plant and equipment, net by segment were as follows (in thousands):

	October 31,
	2007	2006

North America	$26,549	$6,270
International	24,271	3,277

	$50,820	$9,547

The Company’s goodwill by segment was as follows (in thousands):

	October 31,
	2007	2006

International	$542,186	$19,102
North America	69,791	33,587

	$611,977	$52,689

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s total assets by segment were as follows (in thousands):

	October 31,
	2007	2006

International	$1,122,411	$125,681
North America	424,898	327,264

	$1,547,309	$452,945

The Company’s depreciation and amortization expense by segment was as follows (in thousands):

	Years Ended October 31,
	2007	2006	2005

International	$4,738	$900	$338
North America	3,028	2,605	3,353

	$7,766	$3,505	$3,691

Geographic Information

The Company’s revenues by geographic area were as follows (in thousands):

	Years Ended October 31,
	2007	2006	2005

United States	$355,222	$315,851	$280,126
Europe	281,628	108,889	88,995
Latin America	160,867	104,225	71,265
Asia	63,700	35,269	36,087
Canada	41,475	16,836	8,894

	$902,892	$581,070	$485,367

Revenues are allocated to the geographic areas based on the shipping destination of customer orders. Corporate revenues are included in the United States geographic area revenues.

The Company’s long-lived assets, exclusive of intercompany accounts, were as follows (in thousands):

	October 31,
	2007	2006

North America	$26,549	$6,409
Europe	20,694	2,191
Asia	2,160	270
Latin America	1,417	677

	$50,820	$9,547

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of October 31, 2007.

Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2007, in light of the material weaknesses described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the material weaknesses described below, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this report were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Based in part on these additional efforts, our Chief Executive Officer and Chief Financial Officer have included their certifications as exhibits to this Annual Report on Form 10-K.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and operational effectiveness of our internal control over financial reporting as of October 31, 2007 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect our disclosure controls or our internal control over financial reporting will prevent or detect all errors or all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.

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

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management’s assessment identified the following material weaknesses in our internal control over financial reporting as of October 31, 2007.

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

As a result of the identified material weaknesses, our management concluded that, as of October 31, 2007, our internal control over financial reporting was not effective. The effectiveness of our internal control over financial reporting as of October 31, 2007 was audited by Ernst & Young LLP, our independent registered public accounting firm as stated in their report, which report is included in Item 8 of this Annual Report on Form 10-K.

Management’s Remediation Initiatives

Following the independent investigation (see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement and Audit Committee Investigation”) by the Audit Committee

and in response to the material weaknesses discussed above, we plan to continue the efforts already underway to review and make necessary changes to improve our internal control over financial reporting, including:

•	We have enhanced our manual journal entry policy, including a more stringent manual journal entry review and approval process that requires tiered approval levels in which escalating dollar amounts require additional approval by increasingly more senior personnel;

•	We migrated to a new worldwide, integrated, enterprise resource planning (“ERP”) system. The new ERP system is our principle computing platform and provides for a single unified chart of accounts worldwide. This system was activated for the majority of our worldwide operations in the first fiscal quarter of 2008 and by the end of the second fiscal quarter of 2008 over 90% of our consolidated net revenues and cost of net revenues were processed on this system;

•	We have added and expect to continue to add qualified accounting and finance personnel having sufficient knowledge and experience in general accepted accounting principles, cost accounting, tax, and management of financial systems;

•	We intend to enhance our review process over the monthly financial results by requiring additional documentation and analysis to be provided that will then be reviewed by appropriate key senior personnel from both finance and non-finance areas;

•	We expect to enhance the segregation of duties between the financial planning and the accounting and control functions; and

•	We intend to enhance our governance and compliance functions to improve control consciousness and prevention of errors in financial reporting, as well as to improve tone, communication, education, and training for employees involved in the financial reporting process, including the appointment of a chief legal and compliance officer.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting for the three months ended October 31, 2007.

ITEM 9B.	OTHER INFORMATION

We have no information to report pursuant to Item 9B.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Directors

The board of directors has eight members. The names and ages of our directors are set forth below:

Name	Age

Douglas G. Bergeron	47
Dr. James C. Castle	71
Dr. Leslie G. Denend	66
Alex W. (Pete) Hart	68
Robert B. Henske	47
Eitan Raff	67
Charles R. Rinehart	61
Collin E. Roche	37

Certain biographical information regarding our directors, including the date that they were first elected to our board of directors, is set forth below:

Douglas G. Bergeron. Mr. Bergeron has served as Chief Executive Officer of VeriFone Holdings, Inc. since July 2001. From December 2000 to June 2002, Mr. Bergeron was Group President of Gores Technology Group and, from April 1999 to October 2000 served as President and Chief Executive Officer of Geac Computer Corporation. From 1990 to 1999, Mr. Bergeron served in a variety of executive management positions at SunGard Data Systems Inc., including Group CEO of SunGard Brokerage Systems Group and President of SunGard Futures Systems. Mr. Bergeron holds a Bachelor of Arts degree (with Honors) in computer science from York University in Toronto, Canada, and a Masters of Science degree from the University of Southern California. Mr. Bergeron is on the board of the Multiple Sclerosis Society of Silicon Valley and is a member of the Listed Company Advisory Committee of the NYSE.

James C. Castle. Dr. Castle has served as a director since January 2005. Since 2001, Dr. Castle has been President and Chief Executive Officer of Castle Information Technologies, LLC, a provider of information technology and board of directors consulting services. He was formerly the Chairman of the Board and Chief Executive Officer of DST Systems of California, Inc. (formerly USCS International, Inc.), a position he held from August 1992 to April 2002. DST Systems of California is a worldwide provider of computer services to the cable industry and a provider of billing services to the cable, telephony, financial services, and utility industries. From 1991 to 1992, Dr. Castle was President and Chief Executive Officer of Teradata Corporation, until that company merged with NCR Corporation, a subsidiary of AT&T. From 1987 to 1991, Dr. Castle was Chairman of the Board, President, Chief Executive Officer and a director of Infotron Systems Corporation. Dr. Castle earned a Ph.D. in computer and information sciences from the University of Pennsylvania, an M.S.E.E. from the University of Pennsylvania, and a B.S. from the U.S. Military Academy at West Point.

Leslie G. Denend. Dr. Denend has served as a director since January 2005. Dr. Denend was President of Network Associates, Inc. from December 1997 until May 1998. Since 1998, Dr. Denend has served on the boards of numerous public and private companies. Dr. Denend also was President and CEO of Network General Corporation from February 1993 until December 1997 and Chairman, President, and CEO of Vitalink Communications Corporation from October 1990 until its acquisition by Network Systems Corp. in June 1991. Dr. Denend remained as a business unit president at Network Systems Corp. until December 1992. He was Executive Vice President at 3Com Corporation from January 1989 until October 1990. He was also a partner in McKinsey and Company from December 1984 until January 1989. Dr. Denend served as Executive Assistant to the Executive Director of the Council on International Economic Policy in the Executive Office of the President from August 1974 until August 1975, as a member of the National Security Council Staff from June 1977 until 1979, when he became the Special Assistant to the Assistant to the President for National Security Affairs, until January 1981. Dr. Denend also served as Deputy Director of the Cabinet Council on Economic Affairs from May 1982 until June 1983. Dr. Denend earned a Ph.D. and an M.B.A. from Stanford University and a B.S. from the U.S. Air Force Academy. He also currently serves as a director of McAfee, Inc., a supplier of computer security solutions.

Alex W. (Pete) Hart. Mr. Hart has served as a director since July 2006. Mr. Hart is currently Chairman of the Board and a director of SVB Financial Corp. Mr. Hart has been an independent consultant to the financial services industry since November 1997. From August 1995 to November 1997, he served as Chief Executive Officer and from March 1994 to August 1996, as Executive Vice Chairman, of Advanta Corporation, a diversified financial services company. From 1988 to 1994, he was President and Chief Executive Officer of MasterCard International, the worldwide payment service provider. Mr. Hart holds a bachelor’s degree in social relations from Harvard University. He is currently a member of the boards of directors of Fair Isaac Corporation, a predictive software company (since 2002), Global Payments, Inc., a payment services company (since 2001), and eharmony.com, an online compatibility service (since 2004).

Robert B. Henske. Mr. Henske has served as a director since January 2005. Mr. Henske has served as a Managing Director of Hellman & Friedman LLC since July 2007. From May 2005 until July 2007, he served as Senior Vice President and General Manager of the Consumer Tax Group of Intuit Inc. He was Intuit’s Chief Financial Officer from January 2003 to September 2005. Prior to joining Intuit, he served as Senior Vice President and Chief Financial Officer of Synopsys, Inc., a supplier of electronic design automation software, from May 2000 until January 2003. From January 1997 to May 2000, Mr. Henske was at Oak Hill Capital Management, a Robert M. Bass Group private equity investment firm, where he was a partner. Mr. Henske also serves as chairman of the board of directors of Activant Solutions, Inc. and as a director of Goodman Global Inc. Mr. Henske was previously a member of the board of directors of Williams Scotsman, Grove Worldwide, Reliant Building Products and American Savings Bank.

Eitan Raff. Mr. Raff has served as a director since October 2007. Mr. Raff has been the chairman of the board of directors of Bank Leumi le-Israel B.M. since 1995. Mr. Raff is also the Chairman of the Management Committee of Hebrew University of Jerusalem and previously served as the Accountant General (Treasurer) in the Israeli Ministry of Finance. Mr. Raff holds a B.A. and M.B.A. from the Hebrew University of Jerusalem. Bank Leumi is a party to our bank credit agreement and the aggregate outstanding loan and revolving credit commitment from Bank Leumi to us is less than $10 million.

Charles R. Rinehart. Mr. Rinehart has served as a director since May 2006 and as our non-executive Chairman since March 2008. Mr. Rinehart retired from HF Ahmanson & Co. and its principal subsidiary, Home Savings of America in 1998. Mr. Rinehart joined HF Ahmanson in 1989 and shortly thereafter was named President and Chief Operating Officer. He was named Chief Executive Officer in 1993 and also became Chairman in 1995 and served in these roles through 1998. Mr. Rinehart is a director of Safeco Corp. and has previously served as a director of Kaufman & Broad Home Corporation, Union Bank of California, the Federal Home Loan Board of San Francisco, and PacifiCare. Mr. Rinehart holds a bachelor’s degree in mathematics from the University of San Francisco.

Collin E. Roche. Mr. Roche has served as a director since July 2002. Mr. Roche is currently a Principal of GTCR Golder Rauner, L.L.C., which he joined in 1996 and rejoined in 2000 after receiving an M.B.A. from Harvard Business School. Prior to joining GTCR, Mr. Roche worked as an investment banking analyst at Goldman, Sachs & Co. and as an associate at Everen Securities. He received a B.A. in political economy from Williams College. Mr. Roche serves on the boards of directors of Syniverse Holdings, Inc., a provider of mission-critical technology services to wireless telecommunications companies worldwide, Private Bancorp, Inc., a financial institution providing various financial services to individuals, professionals, entrepreneurs and real estate investors, and several private GTCR portfolio companies.

Executive Officers

The executive officers of VeriFone and their ages as of March 31, 2008 were:

Name	Age	Position

Douglas Bergeron	47	Chief Executive Officer
Barry Zwarenstein	59	Executive Vice President and Chief Financial Officer
Elmore Waller	59	Executive Vice President, Integrated Solutions

Biographical information for Douglas Bergeron is set forth under “Directors” above.

Barry Zwarenstein. Mr. Zwarenstein, our Executive Vice President and Chief Financial Officer since November 2006, joined VeriFone Holdings, Inc. in June 2004 as Senior Vice President and Chief Financial Officer. Mr. Zwarenstein served as Chief Financial Officer of Iomega Corporation from November 2001 to June 2004, of Mellanox Technologies Limited from January 2001 to June 2001, of Acuson Corporation from October 1998 to December 2000, and of Logitech S.A. from July 1996 to September 1998. Mr. Zwarenstein started his career at FMC Corporation, where he held a variety of financial positions, including, at the time of his departure, Chief Financial Officer for FMC Europe in Brussels, Belgium. Mr. Zwarenstein is a Director and Chairman of the Audit Committee of DealerTrack, Inc. Mr. Zwarenstein received a Bachelor of Commerce degree from the University of Natal, South Africa and an M.B.A. from the Wharton School of Business at the University of Pennsylvania. He is qualified as a Chartered Accountant (South Africa). Mr. Zwarenstein has tendered his resignation as our Executive Vice President and Chief Financial Officer, which will become effective subsequent to the completion of the restatement and filing of VeriFone’s quarterly reports for fiscal year 2007 and the second quarter of fiscal year 2008 as well as VeriFone’s fiscal year 2007 annual report with the Securities and Exchange Commission.

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

There are no family relationships among any directors or executive officers of VeriFone.

Corporate Governance Guidelines

Our Board has adopted corporate governance guidelines that provide the framework for the corporate governance principles of VeriFone. These corporate governance principles are reviewed annually by our Corporate Governance and Nominating Committee, and changes are recommended to the Board for approval as appropriate. Our corporate governance guidelines are available on the Investor Relations section of our website, http://ir.verifone.com/, and are available in print to any stockholder who requests it.

Code of Business Conduct and Ethics

VeriFone has adopted a Code of Business Conduct and Ethics, which can be found in the Investor Relations section of our website, http://ir.verifone.com/, and is available in print to any stockholder who requests it. The Code of Business Conduct and Ethics applies to all of VeriFone’s employees, officers and directors. We will post any amendments to or waivers from a provision of our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and that relates to any element of the “code of ethics” definition set forth in Item 406(b) of Regulation S-K of the SEC at http://ir.verifone.com/.

Director Attendance at Meetings

Although our Board recognizes that conflicts may occasionally prevent a director from attending a Board or stockholder meeting, the Board expects each director to make every possible effort to keep such absences to a minimum. In fiscal year 2007, the Board held eight meetings. During that period, each director attended not less than 75% of the meetings of the Board and committees of the Board on which the director served.

Executive Sessions

Non-employee directors meet in executive session with no management directors or employees present at each regularly scheduled Board meeting. The presiding director at these meetings is selected by the non-employee directors at the relevant meeting. In the absence of such selection, the presiding director will be the Chairman of the Compensation Committee.

Communications with Directors

Any interested party may direct communications to individual directors, including the presiding director, to a board committee, the independent directors as a group, or to the Board as a whole, by addressing the communication to the named individual, to the committee, the independent directors as a group, or to the Board as a whole c/o Secretary, VeriFone Holdings, Inc., 2099 Gateway Place, Suite 600, San Jose, CA, 95110. VeriFone’s Secretary or an Assistant Secretary will review all communications so addressed and will relay to the addressee(s) all communications determined to relate to the business, management or governance of VeriFone.

Committees of our Board of Directors

Our Board has an Audit Committee, a Compensation Committee, and a Corporate Governance and Nominating Committee.

Audit Committee

Our Board has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. Our Board has adopted an Audit Committee charter, which is available on the Investor Relations section of our website at http://ir.verifone.com/ and defines the Audit Committee’s purposes to include:

•	Overseeing the compensation for and supervising our independent registered public accounting firm;

•	Reviewing our internal accounting procedures, systems of internal controls, and financial statements;

•	Reviewing and approving the services provided by our internal auditors and independent registered public accounting firm, including the results and scope of their audits; and

•	Resolving disagreements between management and our independent registered public accounting firm.

In fiscal year 2007, our Audit Committee met eight times, and met in executive and private sessions at each such meeting with external counsel and our independent registered public accounting firm.

Our Board and our Corporate Governance and Nominating Committee have determined that each member of the Audit Committee is “independent” within the meaning of the rules of both the NYSE and the SEC.

The report of the Audit Committee is included in this report under “Report of the Audit Committee.”

Compensation Committee

Our Board has adopted a Compensation Committee charter, which is available on the Investor Relations section of our website at http://ir.verifone.com and defines the Compensation Committee’s purposes to include:

•	Reviewing and approving corporate goals and objectives relevant to the compensation of VeriFone’s Chief Executive Officer (“CEO”), evaluating the CEO’s performance in light of those goals and objectives and, either as a committee or together with the other independent directors (as directed by the Board), determining and approving the CEO’s compensation level based on this evaluation;

•	Making recommendations to the Board with respect to non-CEO compensation, incentive compensation plans, and equity-based plans, including the VeriFone Bonus Plan and the 2006 Equity Incentive Plan, overseeing the activities of the individuals responsible for administering these plans, and discharging any responsibilities imposed on the Compensation Committee by any of these plans;

•	Approving any new equity compensation plan or any material change to an existing plan where stockholder approval has not been obtained;

•	In consultation with management, overseeing regulatory compliance with respect to compensation matters, including overseeing VeriFone’s policies on structuring compensation programs to preserve tax deductibility, and, as and when required, establishing performance goals and certifying that performance goals have been attained for purposes of Section 162(m) of the Internal Revenue Code;

•	Making recommendations to the Board with respect to any severance or similar termination payments proposed to be made to any current or former officer of VeriFone; and

•	Preparing an annual Report of the Compensation Committee for inclusion in our annual proxy statement.

In fiscal year 2007, our Compensation Committee met eight times, and met in executive session at each such meeting.

Our Board of Directors and our Corporate Governance and Nominating Committee have determined that each member of the Compensation Committee is “independent” within the meaning of the rules of both the NYSE and the SEC.

The report of the Compensation Committee is included in this report under “Report of the Compensation Committee.”

Corporate Governance and Nominating Committee

Our Board of Directors has adopted a Corporate Governance and Nominating Committee charter, which is available on the Investor Relations section of our website at http://ir.verifone.com and defines the Corporate Governance and Nominating Committee’s purposes to include:

•	Making recommendations to the Board from time to time as to changes that the Corporate Governance and Nominating Committee believes to be desirable to the size of the Board or any committee thereof;

•	Identifying individuals believed to be qualified to become Board members, consistent with criteria approved by the Board, and selecting, or recommending to the Board, the nominees to stand for election as directors at the annual meeting of stockholders or, if applicable, at a special meeting of stockholders;

•	Developing and recommending to the Board, standards to be applied in making determinations as to the absence of material relationships between VeriFone and a director;

•	Identifying Board members qualified to fill vacancies on any committee of the Board (including the Corporate Governance and Nominating Committee) and recommending that the Board appoint the identified member or members to the respective committee;

•	Establishing procedures for the Corporate Governance and Nominating Committee to exercise oversight of the evaluation of the Board and management;

•	Developing and recommending to the Board a set of corporate governance principles applicable to VeriFone and reviewing those principles at least once a year; and

•	Assisting management in the preparation of the disclosure in VeriFone’s annual proxy statement regarding the operations of the Corporate Governance and Nominating Committee.

The Corporate Governance and Nominating Committee has not established specific minimum education, experience, or skill requirements for potential members, but, in general, expects that qualified candidates will have managerial experience in a complex organization and will be able to represent the interests of the stockholders as a whole. The Corporate Governance and Nominating Committee considers each candidate’s judgment, skill, diversity, experience with businesses and other organizations of comparable size, the interplay of the candidate’s experience with the experience other Board members, and the extent to which the candidate would be a desirable addition to the Board and any committees of the Board. In addition, each candidate must have the time and ability to make a constructive contribution to the Board.

The Corporate Governance and Nominating Committee have generally identified nominees based upon suggestions by directors, management, outside consultants, and stockholders. Members of the Corporate Governance and Nominating Committee discuss and evaluate possible candidates in detail and suggest individuals to explore in more depth. Once a candidate is identified for serious consideration, the nominee is referred to the Board for full Board consideration of the nominee. The Corporate Governance and Nominating Committee will consider candidates recommended by stockholders in the same manner as other candidates. Stockholders may nominate candidates for director in accordance with the advance notice and other procedures contained in our Bylaws. In fiscal year 2007, our Corporate Governance and Nominating Committee met five times, and met in executive session at each such meeting.

Our Board of Directors and our Corporate Governance and Nominating Committee have determined that each member of the Corporate Governance and Nominating Committee is “independent” within the meaning of the rules of both the NYSE and the SEC. In addition, our Board of Directors and our Corporate Governance and Nominating Committee made a determination in 2007 that Mr. Craig Bondy, a former member of our Corporate Governance and Nominating Committee whose resignation from our Board of Directors was effective October 1, 2007, was “independent” within the meaning of the rules of both the NYSE and the SEC. The report of the Corporate Governance and Nominating Committee is included in this report under “Report of the Corporate Governance and Nominating Committee.”

Committee Membership

The table below summarizes membership information for each of the Board committees:

Corporate
Governance and
	Audit	Compensation	Nominating
Director	Committee	Committee	Committee

Douglas G. Bergeron
James C. Castle(1)			✓ (Chairman)
Leslie G. Denend	✓	✓ (Chairman)
Alex W. (Pete) Hart(2)		✓	✓
Robert B. Henske	✓ (Chairman)	✓
Eitan Raff(3)			✓
Charles Rinehart	✓
Collin E. Roche		✓

✓	= Member

(1)	Dr. Castle resigned from the Audit Committee effective June 11, 2008.

(2)	Mr. Hart became a member of the Compensation Committee effective May 10, 2008.

(3)	Mr. Raff became a member of the Corporate Governance and Nominating Committee in October 2007.

Audit Committee Financial Expert

Our Board has determined that Robert B. Henske is qualified as an Audit Committee financial expert within the meaning of SEC regulations. In making this determination, the Board considered the following qualifications: (a) understanding of generally accepted accounting principles (“GAAP”); (b) ability to apply GAAP to accounting for estimates, accruals, and reserves; (c) experience preparing, auditing, analyzing, or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the issues likely to be raised by our financial statements, or experience actively supervising persons engaged in these activities; (d) understanding of internal control over financial reporting; and (e) understanding of Audit Committee functions.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires VeriFone’s executive officers, directors and persons who own more than 10% of VeriFone’s common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of VeriFone. The officers, directors and 10% stockholders are required by SEC regulations to furnish VeriFone with copies of all Section 16(a) forms they file.

SEC regulations require us to identify in this Annual Report on Form 10-K anyone who failed to file on a timely basis reports that were due during the most recent fiscal year or, in certain cases, prior years. Based on our review of reports we received, or written representations from reporting persons stating that they were not required to file these forms, we believe that, during the fiscal year ended October 31, 2007, all Section 16(a) filing requirements were satisfied on a timely basis with the exception of the filing of two late Form 4 filings by each of Mr. Angel and Dr. Castle and one late Form 4 filing by each of Mr. Bergeron and Mr. Zwarenstein.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2007, the Compensation Committee consisted of Leslie G. Denend (Chair), Robert B. Henske, and Collin E. Roche. None of the members is an officer or employee of VeriFone, and none of our executive officers serves as a member of a board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board or Compensation Committee.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The following Compensation Discussion and Analysis describes the principles, policies, and practices that formed the foundation of our compensation program in fiscal year 2007 and explains how they applied to our named executive officers, who are our Chief Executive Officer, Douglas G. Bergeron, our Executive Vice President and Chief Financial Officer, Barry Zwarenstein, our Executive Vice President, Integrated Systems, Elmore Waller, our former Executive Vice President, Global Operations, Isaac Angel, and our former Executive Vice President, Global Marketing and Business Development, William G. Atkinson. We refer to these executive officers as our “named executives.”

Compensation Program

Objectives

We believe that highly talented, dedicated, and results-oriented management is critical to our growth and long-term success. Our compensation program, which is subject to the oversight of our Board of Directors and its Compensation Committee, is designed to:

•	Attract, motivate, and retain management talent of high quality;

•	Align our management’s interests with those of our stockholders by providing for a significant portion of compensation in the form of stock options, restricted stock units, and other stock-based awards the value of which depends upon performance of our stock;

•	Tie each named executive’s compensation to our success during the most recent fiscal year, measured in large part by our financial performance and any increase in stockholder value during that period;

•	Tie a portion of each named executive’s compensation to that executive’s individual performance in supporting our goals for the fiscal year, in order to encourage and reflect individual contributions to our overall performance by rewarding individual achievement;

•	Ensure that each named executive’s compensation is at appropriate and competitive levels relative to each other and to senior executives at our competitors; and

•	Permit, to the extent deemed appropriate by our Compensation Committee, the bonuses paid to our named executives to be tax deductible to us as “qualified performance-based compensation” under Section 162(m) of the Internal Revenue Code.

We have sought to design and implement compensation programs to recognize and accommodate the significant changes that we have undergone over the past three years during our transition from a private company with a majority stockholder to a public company with a diverse stockholder base. As a result, our compensation programs do not incorporate rigid formulas but are designed to take into account our performance during the previous fiscal year.

Implementing Our Objectives

We evaluate base salaries and short-term and long-term incentive awards as tools to provide the appropriate incentives to meet our compensation objectives both individually and in the aggregate for our named executives. We believe the most important indicator of whether our compensation objectives are being met is whether we have motivated our named executives to deliver superior performance, particularly with respect to financial performance and stockholders returns, and incentivized executives performing in line with our expectations to continue their careers with us.

Elements of Executive Compensation

Each compensation component is structured to recognize individual performance and to incentivize both short and long-term performance. Our compensation program consists of the following short-term and long-term components:

Short-term components

•	Base salary

•	Variable annual and quarterly performance-based cash bonus awards

•	One-time cash performance-based bonus awards for exceptional individual performance

•	Benefits and perquisites

Long-term component

•	Periodic grants of long-term equity-based awards including restricted stock units and stock options

The foregoing elements combine to promote the compensation objectives that we have outlined above. The Compensation Committee believes that a mix of both short-term cash incentives and long-term equity incentives are appropriate to implement our overall compensation program. The Compensation Committee sets base salaries and benefits and perquisites at levels that are designed to provide a competitive level of compensation in order achieve our objective of attracting, motivating and retaining management talent of high quality. The Compensation Committee structures performance-based cash bonus awards to provide our named executives with compensation that rewards the achievement of our quarterly and annual goals and other near term stockholder value-creation strategies. The Compensation Committee uses equity incentive awards to motivate named executives to achieve superior performance over a longer period of time and to tie the majority of each named executive’s compensation to long-term stockholder value creation. In determining the amount of the compensation awarded to a particular named executive, the Compensation Committee considers the following factors:

•	Whether the short and long-term components of the compensation package, in absolute as well as relative terms, assure that appropriate recognition, incentives, and retention value are maintained.

•	Our share price performance during the fiscal year.

•	Our performance during the fiscal year as measured against projections of our performance prepared by management for the fiscal year, including projections in respect of revenue and net income, as adjusted, per share.

•	Information prepared by our outside compensation consultant, Compensia, as described under “Competitive Data” and “Role of Compensation Consultants” below, including information with respect to the compensation plan arrangements of technology companies with revenues comparable to ours and selected peer companies.

•	Subjective evaluations prepared by our Chief Executive Officer with respect to the individual performance of each of our other named executives, consistent with our compensation objectives. Our Chief Executive Officer did not make recommendations about his own compensation.

Based on the foregoing factors as well as the objectives described above, the Compensation Committee considers the total compensation that may be awarded to the named executive including the allocation among base salary, performance based bonuses, equity incentives and benefits and perquisites. The Compensation Committee’s goal in awarding compensation is to award compensation that is reasonable in relation to the objectives of our compensation program when all elements of potential compensation are considered.

Tax Considerations

Section 162(m) of the U.S. Internal Revenue Code places a limit on the tax deduction for compensation in excess of $1 million paid to certain “covered employees” of a publicly held corporation (generally, the corporation’s principal executive officer and its next four most highly compensated executive officers in the year that the compensation is paid). This limitation applies only to compensation which is not considered performance-based under the Section 162(m) rules. The Compensation Committee believes that it is in our best interests and the best interests of our stockholders to comply with the limitations of Section 162(m) of the Code to the extent practicable and consistent with retaining, attracting, and motivating our named executives. No named executive received annual compensation in fiscal year 2007 that exceeded the $1,000,000 limit for purposes of Section 162(m). Our Bonus Plan provides for performance based awards within the meaning of Section 162(m) and the Compensation Committee generally intends to grant awards under the Bonus Plan that are performance based within the meaning of Section 162(m).

Role of CEO in Determining Executive Compensation For Named Executives

As noted above, in connection with the determination of compensation for executive officers, Mr. Bergeron provides recommendations to the Compensation Committee; however, Mr. Bergeron does not make a recommendation as to his own compensation. While the Compensation Committee uses this information and values Mr. Bergeron’s recommendations, the Compensation Committee ultimately approves the compensation program for named executives. Mr. Bergeron was not present at any Compensation Committee discussions regarding his own compensation.

Speculative Transactions

In accordance with our insider trading policy, we do not permit any employee, including the named executives, to enter into any derivative or hedging transaction on our stock (including short-sales, market options, equity swaps, etc.).

Employment Agreements

We may enter into employment agreements with our named executive officers, if we determine that an employment agreement is necessary to obtain a measure of assurance as to the executive’s continued employment in light of prevailing market competition for the particular position held by the named executive, or if the Compensation Committee determines that an employment agreement is necessary and appropriate to attract, motivate, and retain executive talent in light of market conditions, the prior experience of the executive, or our practices with respect to other similarly situated employees. Based on an evaluation of these factors, we entered into an amended and restated employment agreement with our Chief Executive Officer, Mr. Bergeron during the fiscal year ended October 31, 2007. The terms of this employment agreement are described below under “Employment Agreement with our Chief Executive Officer.”

Indemnification Agreements

As permitted by the Delaware General Corporation Law, we have adopted provisions in our amended and restated certificate of incorporation that authorize and require us to indemnify our officers and directors to the full extent permitted under Delaware law, subject to limited exceptions. We have also entered, and intend to continue to enter, into separate indemnification agreements with each of our directors and officers which may be broader than the specific indemnification provisions contained in Delaware law.

Employment Agreement with our Chief Executive Officer

In the first quarter of fiscal year 2007, our Compensation Committee undertook a review of the compensation program for Mr. Bergeron, our Chief Executive Officer. The Compensation Committee was mindful of the substantial equity that Mr. Bergeron had acquired in 2002 in connection with our investment and recapitalization led by Mr. Bergeron and GTCR Golder Rauner and that the portion of the equity acquired in 2002 that was subject to vesting conditions would become fully vested by the end of the third quarter of fiscal year 2007.

Our Compensation Committee determined that renewal of Mr. Bergeron’s 2002 employment agreement was appropriate but also sought to establish a program that provided for longer term incentives designed to reward Mr. Bergeron for achieving operational and financial goals set by the Compensation Committee. The program was also designed to ensure that a significant portion of Mr. Bergeron’s compensation would be directly correlated to value creation for our stockholders, thus aligning Mr. Bergeron’s interests more directly with those of our stockholders.

In January 2007, we entered into an amended and restated employment agreement with Mr. Bergeron that provides for an annual base salary $700,000, subject to annual increases at the discretion of the Compensation Committee. The agreement also provides for a potential annual cash bonus, of between 0 and 200% of the target bonus established by the Compensation Committee, with an initial target bonus for fiscal year 2007 of $900,000. The cash bonus is to be based on Mr. Bergeron’s performance and the achievement of pre-established performance criteria established by the Compensation Committee.

The term of the employment agreement ends on October 31, 2009, subject to automatic renewal for additional one-year periods six months prior to the termination date. If Mr. Bergeron’s employment is terminated without Cause or if Mr. Bergeron terminates his employment for Good Reason (as such terms are defined in the employment agreement), then Mr. Bergeron may be entitled to severance equal to one year’s current base salary and bonus paid for the prior fiscal year provided that any severance payments are conditioned on Mr. Bergeron’s compliance with the noncompetition provisions of the employment agreement. We have the option to extend the noncompetition period for an additional year, by paying Mr. Bergeron an additional year’s severance.

The employment agreement also entitles Mr. Bergeron to earn up to 900,000 performance restricted stock units (“RSUs”) over a three year period based upon growth in our net income, as adjusted, per share and our share price. The RSUs will vest in three annual tranches of 200,000 RSUs each in the event that we meet specified financial performance targets. For fiscal year 2007, vesting of 200,000 RSUs required that we report net income, as adjusted, per share of $1.60, which exceeded management’s guidance for fiscal year 2007 at the date of the agreement. For fiscal years 2008 and 2009, vesting of 200,000 RSUs will require 20% annual increases in net income, as adjusted, per share. Net income, as adjusted, is to be determined on a basis consistent with our reported net income, as adjusted, for the fiscal year ended October 31, 2006. In addition, in each year, Mr. Bergeron may earn up to a further 100,000 RSUs but only if we achieve both the targeted improvement in net income, as adjusted, per share results and our share price exceeds pre-established levels based on the volume weighted average price of our common stock (as reported on the New York Stock Exchange) in the 10 trading days beginning with the second full trading day following our announcement of financial results for the applicable fiscal year ($43.20 per share for the fiscal year ended October 31, 2007, $51.84 per share for the fiscal year ended October 31, 2008, and $62.20 per share for the fiscal year ended October 31, 2009). Each year’s RSU grant also has an additional service requirement under which any RSUs earned will not vest until the end of the fiscal year following the year for which the net income per share, as adjusted, target is met. As a result, the Compensation Committee believed that the RSUs provide significant incentives to Mr. Bergeron to remain with us, continue to grow our business, and increase stockholder value. The performance target for the fiscal year ended October 31, 2007 was not met and therefore none of the RSUs for that year will vest.

Separation Agreement with the Company’s Chief Financial Officer

We entered into a separation agreement, with Mr. Zwarenstein effective April 1, 2008, which, subject to the terms and conditions thereof, provides for the payment of a severance amount of $250,000, which represents Mr. Zwarenstein’s right to severance under any and all severance agreements and our severance policies, if any, offset by $150,000 of quarterly bonus payments received by Mr. Zwarenstein with respect to our fiscal year ended October 31, 2007 which Mr. Zwarenstein has agreed to reimburse to us because our restated results did not achieve the quarterly bonus targets. Mr. Zwarenstein will also be entitled to receive certain health insurance and similar welfare benefits for 18 months from his resignation date. Indemnification and confidentiality provisions to which Mr. Zwarenstein is entitled or bound under pre-existing employment arrangements remain in full force and effect. We and Mr. Zwarenstein have agreed to cooperate with one another to ensure an orderly transition and in respect of any ongoing legal proceedings or related matters. Mr. Zwarenstein also agreed to enter into mutual releases.

Determination of Compensation

Role of Compensation Consultants

We and the Compensation Committee consult from time to time with executive compensation consultants and consider the compensation levels of companies within our industry and other industries that compete for the same talent. Neither we nor the Compensation Committee has maintained any long-term contractual relationship with any compensation consultant. Periodically, we have also retained compensation consultants to assist in the design of programs that affect named executive compensation. As described below, in fiscal year 2007, the Compensation Committee retained Compensia to provide assistance in reviewing our compensation levels and the proposed structure of the compensation program for our Chief Executive Officer and other named executives.

Competitive Data

For fiscal year 2007, as in prior years, Compensia provided market data and an analysis of compensation paid to our named executives. The data for this study came from two sources: (1) pertinent data from annual reports and proxy statements from the peer group companies; and (2) the surveys described below. The peer group and survey companies reviewed and approved by the Compensation Committee are primarily technology companies, some of which compete with us for business or for executive personnel. The Compensation Committee’s intent was to choose peer group members or surveys featuring companies that have one or more attributes significantly similar to us, including size (evaluated on the basis of revenue), location, general industry, or products. Compensia and representatives of our Human Resources department and outside counsel then reviewed this data with the Compensation Committee. The following companies made up the peer group for which Compensia provided data:

BISYS Group	Intermec	Retalix
Business Objects S.A.	Metrologic Instruments	salesforce.com
Cadence Design Systems	MICROS Systems	ScanSource
CheckFree	Novell	Sybase, Inc.
eFunds	Palm	Transaction Systems Architects
Zebra Technologies

Data from the following surveys were also used by Compensia to provide additional compensation information to the Compensation Committee:

•	Radford Compensation Survey: Technology companies with reported annual revenues of between $500 million and $1 billion; and

•	Compensia Survey: Selected technology companies with reported annual revenues of between $200 million and $1 billion.

The Compensation Committee used this data as one of numerous factors in its decisions regarding compensation. Generally the data is used as a reference point in making decisions as to whether the contributions of each executive are properly reflected in his compensation. The Compensation Committee also gives great weight to business performance, including performance under several financial metrics, and individual performance as described below.

The Compensation Committee reviewed our executive compensation programs and practices, and analyzed, for each named executive, all existing elements of compensation (including base pay, cash bonus awards, and long-term compensation in the form of equity awards). The Compensation Committee compared these compensation components separately, and in total, to compensation at the peer group companies in an effort to set each element of compensation at a level such that the aggregate total compensation for each named executive officer is at or above the top quartile of peers surveyed, due to performance and desire to retain and motivate our most talented and experienced executives.

Base Salary

The objective of base salary is to provide fixed compensation to a named executive that reflects his or her job responsibilities, experience, value to our company, and demonstrated performance. The salary of our Chief Executive Officer, Mr. Bergeron, for the 2007 fiscal year was determined by his employment agreement with us. The salaries for the other named executive officers were determined by the Compensation Committee based on a variety of factors including the following:

•	The scope and importance of the named executive’s responsibilities.

•	The contribution and experience of the named executive.

•	Competitive market information regarding salaries, including the report that the Compensation Committee received from Compensia.

•	The importance of retaining the named executive along with the competitiveness of the market for the named executive’s role and responsibilities.

•	The recommendation of our Chief Executive Officer based on his subjective evaluation of the individual’s performance.

Base salaries are typically reviewed annually in the first quarter of each fiscal year in connection with annual performance reviews and adjusted to take into account the factors described above.

Fiscal Year 2007 Base Salary Determination

The following table identifies actions taken during fiscal year 2007 with respect to salaries of the named executive officers:

Named Executive Officer	Action

Douglas G. Bergeron	$700,000 in accordance with the salary set forth in his employment agreement
Barry Zwarenstein	Increased from $320,000 to $400,000 effective November 1, 2006
Isaac Angel	$302,760 effective November 1, 2006. Mr. Angel joined our company on November 1, 2006 following the acquisition of Lipman.
Elmore Waller	Increased from $300,000 to $315,000 effective November 1, 2006
William Atkinson	Increased from $300,000 to $400,000 effective November 1, 2006

The Compensation Committee decided to increase the salaries of Messrs. Zwarenstein, Angel, Atkinson, and Waller primarily based on the evaluation of such individual’s performance by our Chief Executive Officer. In the case of Mr. Zwarenstein, the Compensation Committee noted his work in building out our financial and accounting infrastructure. In addition, the Compensation Committee considered the increased job responsibilities that Mr. Zwarenstein undertook in our business and corporate development. In particular, the Compensation Committee noted that Mr. Zwarenstein’s efforts were instrumental towards our successful completion of the acquisition of Lipman in the prior fiscal year and that his base salary should be adjusted accordingly. In the case of Mr. Angel, who joined our company on November 1, 2006, in connection with the acquisition of Lipman, the Compensation Committee determined to set his salary primarily at a range that was appropriate within our compensation structure based on the Compensation Committee’s review of base salary compensation of our other named executives, with appropriate adjustment to ensure that Mr. Angel would remain motivated following the Lipman acquisition. The Compensation Committee determined that an increase to Mr. Atkinson’s salary was appropriate in light of our strong performance in international and emerging markets. The Compensation Committee also noted that Mr. Atkinson’s responsibilities required extensive international travel and that his base salary should be adjusted to reflect these additional requirements on Mr. Atkinson’s time. Mr. Waller’s compensation was increased as a result of his efforts to increase the growth in our petroleum products. The Compensation Committee also considered the fact that Mr. Waller’s responsibilities were expanded to include our multilane products.

Performance-Based Bonuses

We pay quarterly and annual bonuses as a component of overall compensation as well as to provide an incentive and reward for superior performance. Quarterly bonuses are generally paid in cash in the following fiscal quarter based on the prior period’s performance as compared to pre-determined performance goals and individual performance of the named executives during the quarter and are intended to account for approximately two-thirds of aggregate bonus compensation for our named executives, with the exception of Mr. Bergeron, who receives an annual bonus only. Annual bonuses are typically paid in the first fiscal quarter of each year based on our financial performance during the prior fiscal year and individual performance of the named executives. From time to time, we may also pay additional special one-time bonuses for exceptional performance or for the achievement of specific accomplishments that the Compensation Committee, after consultation with management, has determined are of significant importance to us.

In setting annual bonus compensation, which is usually intended to account for all of the bonus compensation of our CEO and at least one-third of overall bonus compensation of our other named executives, the Compensation Committee determines a target dollar value for annual bonus awards at the beginning of the fiscal year and has the discretion to deliver between 0% and 200% of the target annual bonus compensation for our CEO and between 0% and 100% of the target annual bonus compensation to our other named executives based on the following factors:

•	Our actual financial performance in comparison to internal financial performance forecasts prepared by our management and presented to the Compensation Committee and the Board of Directors in the first quarter of each fiscal year.

•	Our stock price performance as compared to internal stock price appreciation targets and the stock price appreciation of our peers during the prior fiscal year. For purposes of this evaluation, our peers are those companies listed under “Competitive Data” above.

•	Performance considerations relating to increased responsibilities performed by an executive during the fiscal year which were not contemplated when the executive’s target bonus was established.

•	Performance considerations relating to unforeseen events during the prior year.

•	The Compensation’s Committee’s subjective evaluation of the named executive’s individual performance.

These factors are described in further detail below:

1.	Financial Performance

In the first quarter of each fiscal year, the Compensation Committee and the Board of Directors receives financial forecasts from management. Based on its review of the financial forecasts and its assessment of the probability of achieving these forecasts, after consultation with management and the full Board, the Compensation Committee sets three financial performance metrics for the named executives. These metrics serve as the primary basis for the Compensation Committee’s evaluation of our financial performance. These financial performance metrics are set forth below:

Financial Performance Metric	Description

Revenue	Revenue growth is an essential component of long-term success and viability. Revenue is calculated in accordance with generally accepted accounting principles (“GAAP”).
Net Income, as Adjusted, Per Share	Net income, as adjusted, growth provides an indicator as to our ability to generate returns on its operations and fund future growth. This is a non-GAAP financial measure that we report in our annual and quarterly financial releases. Management has historically used this non-GAAP financial metric because it believes that it helps them evaluate our performance and compare our current results with those for prior periods as well as with the results of other companies in its industry.
EBITDA, as Adjusted	EBITDA, as adjusted, or earnings before interest, taxes, depreciation, and amortization, provides a good indicator of our financial performance by reference to cash generated by our business. EBITDA, as adjusted, is a non-GAAP measure that we use internally to evaluate the overall operating performance of our business.

The Compensation Committee views financial performance, along with stock price performance, as the two most important factors in determining a named executive’s annual bonus.

2.	Stock Price Performance

In accordance with the compensation program goal of tying executive compensation to stock price performance, the Compensation Committee places significant weight on the stock price performance of our common stock in setting annual bonus awards. The stock price performance factor is divided into two elements. The first element consists of an absolute performance goal for target stock price appreciation from the date that we announce results for the prior fiscal year through the date that we announce results for the current fiscal year, or the “stock price performance period.” The second element consists of a relative performance goal that compares our stock price appreciation during the stock price performance period to our peers that are identified under “Competitive Data” above.

3.	Unforeseen Events

After the end of the fiscal year, the Compensation Committee reviews our actual performance against each of the financial and stock price performance metrics. In determining the extent to which the financial and stock price performance metrics are met for a given period, the Compensation Committee exercises its judgment whether to reflect or exclude the impact of changes in accounting principles and extraordinary, unusual, or infrequently occurring events. To the extent appropriate, the Compensation Committee will also consider the nature and impact of such events in the context of the bonus determination. Although, the Compensation Committee believes that the bulk of the bonus should normally be based on objective measures of financial and stock performance, the Compensation Committee believes that in certain circumstances more subjective elements are also important in setting the bonus compensation of named executives.

4.	Individual Performance

The Compensation Committee recognizes that it is important to reward individual contributions. The Compensation Committee strives to reward individual performance by determining whether pre-established individual goals have been met and by determining the subjective performance of each named executive during the fiscal year.

In the first quarter of each fiscal year, the Compensation Committee sets a list of individual performance goals for our Chief Executive Officer after meeting with him. At this meeting, the Compensation Committee also reviews the individual performance goals that the Chief Executive Officer has set for the other named executives and makes adjustments to those performance goals as it deems appropriate.

After the completion of the fiscal year, the Compensation Committee has a meeting with the Chief Executive Officer to review whether the Chief Executive Officer’s pre-established individual goals were met and to provide the Chief Executive Officer with an opportunity to present what he believes are his significant contributions to our company for the fiscal year. The Compensation Committee also reviews the individual performance of each other named executive officer with the Chief Executive Officer. In determining the overall individual performance of each named executive officer other than the Chief Executive Officer, the Compensation Committee places substantial weight on the Chief Executive Officer’s recommendations.

5.	Compensation Committee Discretion

Notwithstanding the foregoing, the Compensation Committee has the discretion, in appropriate circumstances, to award a bonus less than the amount determined by the steps set out above, including to award no bonus at all. The Compensation Committee exercised this discretion in 2007 and determined not to award any annual bonuses to any of the named executives.

Fiscal Year 2007 Bonus Determinations

Determination of 2007 Annual Target Bonus Amount

In the first quarter of each fiscal year, the Compensation Committee sets a target bonus amount for each named executive officer. The target bonus takes into account all factors that the Compensation Committee deems relevant, with a focus on the objectives of our compensation program. In particular, the Compensation Committee evaluates individual and company performance during the last fiscal year and then existing competitive market conditions for executive talent in determining the target bonus of the executive officer in the current fiscal year. The Compensation Committee also places significant weight on the recommendation of our Chief Executive Officer in setting target annual bonus compensation of the other named executives for the fiscal year. For the fiscal year ended October 31, 2007, the Chief Executive Officer’s target bonus was $900,000 in accordance with the terms of his employment agreement with us.

Annual Target Bonus

In the first quarter of fiscal year 2007, the Compensation Committee approved the following target bonuses for the named executives:

Target
Named Executive	Annual Bonus

Douglas G. Bergeron	$900,000
Barry Zwarenstein	$100,000
Isaac Angel(1)	$108,237
William Atkinson	$100,000
Elmore Waller	$50,000

(1)	Mr. Angel’s bonuses have been converted from Israeli Shekels to U.S. Dollars at the rate of 3.963 to 1.

As indicated above, Mr. Bergeron may receive between 0% and 200% of his annual target bonus and each other named executive may receive between 0% and 100% of his annual target bonus based on the Compensation Committee’s review of the factors listed above, with the goal of allocating at least 80% of a named executive’s annual bonus based on objective performance-based factors. Accordingly, each named executive may receive a bonus that is greater or less than his annual target bonus (and which could be zero), depending on whether, and to what extent performance and other conditions are satisfied and the Compensation Committee’s evaluation of the named executive’s performance.

Annual Bonus Awards

On December 3, 2007, following a review by and on the recommendation of management, we announced that our unaudited interim consolidated financial statements for the three months ended January 31, 2007, the three and six months ended April 30, 2007 and the three and nine months ended July 31, 2007 should no longer be relied upon, principally due to errors in accounting related to the valuation of in-transit inventory and allocation of manufacturing and distribution overhead to inventory, each of which affects our reported costs of net revenues. We also concluded that we would need to restate these financial statements in order to correct errors that overstated previously reported inventories by material amounts as of January 31, 2007, April 30, 2007 and July 31, 2007, and understated cost of net revenues by material amounts for the three month periods ended January 31, 2007, April 30, 2007, and July 31, 2007. Following the announcement of the anticipated restatements, our stock price lost a significant amount of its value. In addition, our financial performance measured in terms of net income, as adjusted, per share, was lower than what we had previously reported. In light of the restatements, the Compensation Committee determined that it would not be appropriate to award any annual bonus compensation to the currently employed named executives. Mr. Atkinson, who was not employed by us on the date that we announced the restatements, received a $50,000 pro-rated annual bonus, which was the amount negotiated and established in connection with the termination of his employment with us.

Determination of 2007 Quarterly Target Bonus Amounts

In the first quarter of each fiscal year, the Compensation Committee sets quarterly bonus targets for each of our named executive officers other than our CEO. Approximately 80% of the quarterly bonus targets will generally be awarded if performance-based goals established by the Compensation Committee for the quarter are met. Mr. Zwarenstein’s performance-based goals consisted of quantitative financial goals of the company for each quarter. Mr. Atkinson’s and Mr. Waller’s performance-based goals were based on (A) the amount contributed by their respective business unit to our operating income for the quarter and (B) the gross margin achieved by their respective business unit for the quarter. If Mr. Atkinson or Mr. Waller’s business units contributed between 85% and 100% of their respective performance-based goal, they were entitled to receive a reduced portion of their performance-based quarterly bonuses. Mr. Atkinson and Mr. Waller’s performance-based bonus could also exceed 100% of the target performance-based quarterly bonus if their business units contributed in excess of 100% of their respective performance-based goal. Mr. Angel’s performance-based goals were based on a combination of engineering project schedule goals and supply chain goals including (but not limited to) product availability, cost of goods sold results, cost reduction initiatives, inventory levels and quality levels. Approximately 20% of the quarterly bonus target will be awarded if the named executive has met or exceeded the expectations of our CEO based on our CEO’s subjective review of the named executive’s individual performance during the quarter. The Compensation Committee approved the following target bonuses for the named executives in 2007:

	Q1		Q2		Q3		Q4
	Performance	Q1	Performance	Q2	Performance	Q3	Performance	Q4
	Target	Individual	Target	Individual	Target	Individual	Target	Individual
Named Executive	Bonus	Target Bonus	Bonus	Target Bonus	Bonus	Target Bonus	Bonus	Target Bonus

Barry Zwarenstein	$40,000	$10,000	$40,000	$10,000	$40,000	$10,000	$40,000	$10,000
Isaac Angel(1)	$54,946	$0	$54,946	$0	$54,946	$0	$54,946	$0
William Atkinson	$40,000	$10,000	$40,000	$10,000	$40,000	$10,000	$40,000	$10,000
Elmore Waller	$25,000	$5,000	$25,000	$5,000	$25,000	$5,000	$25,000	$5,000

(1)	Mr. Angel’s bonuses have been converted from Israeli Shekels to U.S. Dollars at the rate of 3.963 to 1.

Quarterly Bonus Awards

The following quarterly bonus awards were actually made to our named executives:

	Q1	Q1	Q2	Q2	Q3	Q3	Q4	Q4
	Performance	Individual	Performance	Individual	Performance	Individual	Performance	Individual
	Target	Target	Target	Target	Target	Target	Target	Target
Named Executive	Bonus	Bonus	Bonus	Bonus	Bonus	Bonus	Bonus	Bonus

Barry Zwarenstein(1)	$40,000	$10,000	$40,000	$10,000	$40,000	$10,000	$0	$0
Isaac Angel(2)	$54,946	$0	$54,946	$0	$54,946	$0	$27,473	$0
William Atkinson(3)	$40,490	$10,000	$34,000	$10,000	$50,000	$0	$0	$0
Elmore Waller(4)	$25,000	$5,000	$12,500	$5,000	$7,500	$5,000	$25,613	$0

(1)	Mr. Zwarenstein agreed to refund his quarterly bonus payments pursuant to his separation agreement with us.

(2)	Mr. Angel’s bonuses have been converted from Israeli Shekels to U.S. Dollars at the rate of 3.963 to 1.

(3)	Mr. Atkinson did not receive any quarterly bonus compensation in the third or fourth quarter of fiscal year 2007 because of the termination of his employment with us.

As part of his separation agreement with us, Mr. Atkinson was paid a discretionary bonus of $50,000 for the third quarter of fiscal year 2007. This amount was equal to Mr. Atkinson’s total target performance and individual bonus for the third quarter. Mr. Atkinson did not receive any quarterly bonus compensation in the fourth quarter of fiscal year 2007 because of the termination of his employment with us.

(4)	In lieu of receiving his quarterly individual bonus in the fourth quarter of fiscal year 2007, Mr. Waller received the special one-time bonus described below.

One-Time Bonuses

Due to the many positive contributions by Mr. Waller to our financial performance in 2007, the fact that Mr. Waller’s target bonuses were lower than the other named executives and the fact that we generally did not award bonuses to the named executives in 2007 because of the restatement of our financial statements, Mr. Waller was awarded a special one-time bonus of $35,000 in the fourth quarter of fiscal year 2007.

Long-Term Equity Incentive Compensation

At the mid-point of each fiscal year, the Compensation Committee determines whether to make long-term incentive awards to each named executive, with the exception of our Chief Executive Officer, whose long-term incentive awards are determined solely on the basis of the objective performance-based criteria set forth in his employment agreement and which are described under “Employment Agreement with our Chief Executive Officer” above.

Amount of Incentive Compensation.  The amount of long-term incentive compensation, if any, awarded each year to the other named executive officers is determined by the Compensation Committee, in consultation with our Chief Executive Officer, after taking into account our overall compensation program objectives. These grants are intended to serve as incentives for our named executives to remain with us and continue that performance and to tie a substantial amount of their overall compensation to the long-term performance of our common stock. In making awards of options and restricted stock units during fiscal year 2007, the Compensation Committee determined that at least one-third of total compensation for each of the named executives other than Mr. Bergeron should be in the form of these awards to ensure that the interests of each of our named executives is aligned with the interests of our stockholders. The Compensation Committee has determined that the value of restricted stock units for purposes of the long-term incentive compensation determination should be based on the value of the underlying common stock on the date of grant. We have determined that the value of stock options for purposes of the long-term incentive compensation determination should be based on the Black-Scholes value of the stock option on the date of grant.

Mix of Awards.  We view stock options as a way to link the compensation of our named executives directly to value creation for our stockholders, because the amount that a named executive realizes from stock options depends solely on the increase in value of our common stock from the grant date of the option. We view restricted stock units, which are an unsecured promise to deliver shares of our common stock, as a method to economically place each recipient of a restricted stock unit in the same position as a stockholder because the amount that a recipient ultimately receives from a restricted stock unit depends on the actual value of shares of common stock when the shares underlying the restricted stock units are delivered.

The Compensation Committee has determined that a mix of stock options and restricted stock units should normally be granted to our named executives to provide an appropriate allocation of performance and retention incentives that take into account the greater risks associated with options as compared to restricted stock units. The Compensation Committee weighted long-term incentives more towards restricted stock units because this award reflects both increases and decreases in stock price from the grant date market price as a way of tying compensation more closely to changes in stockholder value at all levels. In addition, weighting toward restricted stock units allows the Compensation Committee to deliver equivalent value with less use of authorized shares.

Vesting of Long-Term Incentives.  Generally stock options granted to executives become exercisable as to 25% of the grant approximately one year after the grant date and as to the remainder of the grant in equal quarterly installments over the following three years. The stock option life is seven years from the date of grant and offers executives the right to purchase the stated number of shares of our common stock at an exercise price per share determined on the date of grant. Stock options have value only to the extent the price of our shares on the date of exercise exceeds the applicable exercise price.

Restricted stock units also generally vest as to 25% of the grant approximately one year after the grant date and as to the remainder in equal quarterly installments over the following three years and upon vesting, shares of our common stock are delivered on a one-for-one basis.

Accounting Considerations.  All equity grants are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. It should be noted that the Compensation Committee did not attribute significant weight to the accounting charges associated with grants of options and restricted stock units granted to our named executives in light of the fact that these items do not directly relate to the performance of our named executives.

Equity Grant Procedures.  Equity awards to our employees are awarded only on dates that the Compensation Committee meets. As a result of this procedure, we have historically awarded equity grants to our named executives (other than our Chief Executive Officer) at the Compensation Committee’s regularly scheduled meeting in March of each year. However, in 2008, the Compensation Committee does not expect to schedule this meeting until after we have completed the restatement of our financial statements and filed our Form 10-K for 2007 and Form 10-Qs for the first and second quarters of 2008.

Fiscal Year 2007 Long-Term Incentive Determinations

Because none of the performance criteria set forth in Mr. Bergeron’s employment agreement were met for fiscal year 2007, the 300,000 RSUs that could have vested under Mr. Bergeron’s employment agreement as a result of fiscal year 2007 performance were cancelled in the first quarter of fiscal 2008.

In November 2006, we awarded Isaac Angel a grant of 150,000 options. This grant was made in order to retain Mr. Angel following our acquisition of Lipman Electronic Engineering Ltd. In particular, the Compensation Committee determined that it would be appropriate to award a significant equity award to Mr. Angel because of the fact that he held relatively few unvested equity awards upon the commencement of his employment with us.

In January 2007, we awarded Elmore Waller a grant of 25,000 options. This was a special one-time grant that was awarded to Mr. Waller in order to reward Mr. Waller for his individual performance in connection with the Lipman acquisition.

In July 2007, we awarded an annual refresher grant of 35,000 options to each of the named executives other than Mr. Bergeron. This amount was lower than in prior years due to the significant appreciation in our common stock and the higher Black-Scholes value of each option on a per option basis. The Compensation Committee also considered the amount of equity currently held by each of the named executives other than Mr. Bergeron and the fact that each named executive’s existing equity awards, together with the refresher grant, were sufficient to motivate these named executive to perform in a manner that would provide value creation for our shareholders.

Perquisites and Benefits

Other than with respect to Isaac Angel, we do not provide perquisites or personal benefits (such as financial services, air travel (other than reimbursement for business travel), country club memberships or car allowances) to the named executives other than standard health benefits available to all employees. We provided Mr. Angel with the use of a car and a recuperation allowance benefit as is customary for executive employees of Israel, Mr. Angel’s home country. We also reimbursed Mr. Angel for the cost of his home telephone use. These benefits were previously provided to Mr. Angel in connection with his employment at Lipman, which we acquired on November 1, 2006.

Mix of Compensation Elements

As discussed above, we weigh compensation for the named executives primarily towards short-term performance-based compensation and long-term equity compensation. However, we do not have any pre-established targets relating to the mix between base salary, short-term performance-based compensation and long-term equity compensation. The Compensation Committee makes a determination as to the particular mix of a named executive’s total compensation for a particular year based on its review of the factors described above relating to how base salaries, short-term performance-based compensation and long-term equity compensation are set in each year.

Executive Compensation

The following table sets forth compensation awarded to, paid to, or earned by VeriFone’s chief executive officer, chief financial officer, and the three other mostly highly compensated executive officers during fiscal year 2007. These executives are referred to in this report as the “named executive officers.”

Summary Compensation Table

								Change in
								Pension
								Value and
							Non-Equity	Nonqualified
					Stock	Option	Incentive Plan	Deferred Comp	All Other
	Fiscal	Salary	Bonus		Awards	Awards	Compensation	Earnings	Compensation		Total
	Year	($)	($)		($)(1)	($)(2)	($)	($)	($)		($)

Douglas G. Bergeron	2007	695,833	—		287,499 (3)	564, 631	—	—	46,968	(4)	1,594,931
Chief Executive Officer
Barry Zwarenstein	2007	396,667	30,000	(5)	346,744	463,779	120,000 (5)	—	4,864	(6)	1,362,054
Executive Vice President and Chief Financial Officer
Isaac Angel	2007	321,900	—		—	3,503,039	192,284	—	102,173	(8)	4,119,396
Executive Vice President, Global Operations(7)
William Atkinson	2007	348,120	70,000	(10)	834,899	1,740,447	74,490	—	9,971	(11)	3,077,927
Executive Vice President, Global Marketing and Business Development(9)
Elmore Waller	2007	314,375	50,000		71,875	336,705	70,613	—	1,907	(12)	845,475
Executive Vice President, Integrated Systems

(1)	Amounts shown in this column reflect our accounting expense for these restricted stock unit awards and do not reflect whether the recipient has actually realized a financial benefit from the awards (such as by vesting in a restricted stock unit award). This column represents the dollar amount recognized for financial statement reporting purposes with respect to fiscal year 2007 for the fair value of restricted stock units granted to the named executive officers in accordance with SFAS No. 123(R). Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. No stock awards were forfeited by any of the named executive officers during fiscal year 2007. For additional information, including information on the valuation assumptions with respect to grants made prior to fiscal year 2007, refer to

“Note 7 — Stockholders’ Equity” of the Notes to Consolidated Financial Statements included herein. See the Grants of Plan-Based Awards table for information on awards made in fiscal year 2007.

(2)	Amounts shown in this column reflect our accounting expense for these awards and do not reflect whether the recipient has actually realized a financial benefit from the awards (such as by exercising stock options). This column represents the dollar amount recognized for financial statement reporting purposes with respect to fiscal year 2007 for the fair value of stock options granted to the named executive officers. The fair value was estimated using the Black-Scholes option pricing model in accordance with SFAS No. 123(R). Pursuant to SEC rules, amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information, including information on the valuation assumptions with respect to grants made prior to fiscal year 2007, refer to “Note 7 — Stockholders’ Equity” of the Notes to Consolidated Financial Statements included herein. See the Grants of Plan-Based Awards table for information on awards made in fiscal year 2007.

(3)	On January 4, 2007, we granted a total of 900,000 RSUs to Mr. Bergeron. All these RSUs have performance and/or market based vesting. As of October 31, 2007, we had not recognized any compensation expense related to these RSUs as the fiscal year 2007 financial targets were not achieved. The 200,000 performance units and the 100,000 market units related to fiscal year 2007 were cancelled effective October 31, 2007. The financial targets for the fiscal years 2008 and 2009 tranches have not yet been determined; therefore, no measurement date has occurred for those tranches. We will value the fiscal year 2008 and 2009 tranches when all factors for measurement have been determined and the measurement date has occurred.

(4)	Includes $39,104 relating to the difference between the fair value at the time of the grant of restricted stock and the purchase price for restricted stock granted under our 2002 Securities Purchase Plan. The amount represents the pro rata amount of such discount for the restricted stock vesting during the fiscal year. Also includes $7,000 of company 401(k) plan matching contribution and $864 of life insurance premiums.

(5)	Comprised of the quarterly bonus awards paid to Mr. Zwarenstein during fiscal year 2007. Pursuant to a separation agreement between Mr. Zwarenstein and us, Mr. Zwarenstein will reimburse to us the quarterly bonuses totaling $150,000 paid in fiscal year 2007 because our restated results did not achieve the quarterly bonus targets.

(6)	Comprised of $4,000 of company 401(k) plan matching contribution and $864 of life insurance premium.

(7)	Effective January 1, 2008, Mr. Angel retired from his role as Executive Vice President, Global Operations, and became an advisor to us. In connection with his employment as an advisor, Mr. Angel will receive the statutory minimum employment wage in Israel.

(8)	Comprised of customary Israeli benefits, including $42,909 for social benefits, $34,898 for car allowance, including the tax gross-up, $8,048 for disability insurance, and $16,318 for education, social security payments, home phone lines, recuperation pay, and medical costs.

(9)	Mr. Atkinson was terminated as of July 17, 2007.

(10)	$50,000 of Mr. Atkinson’s bonus was a discretionary bonus awarded to Mr. Atkinson in connection with the termination of his employment with us.

(11)	Includes $2,607 relating to the difference between the fair value at the time of the grant of restricted stock and the purchase price for restricted stock granted under our 2002 Securities Purchase Plan. The amount represents the pro rata amount of such discount for the restricted stock vesting during the fiscal year. Also includes $6,500 of company 401(k) plan matching contribution and $864 of life insurance premium.

(12)	Includes $1,043 relating to the difference between the fair value at the time of the grant of restricted stock and the purchase price for restricted stock granted under our 2002 Securities Purchase Plan. The amount represents the pro rata amount of such discount for the restricted stock vesting during the fiscal year. Also includes $864 of life insurance premium.

Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of plan-based awards in fiscal year 2007 to our named executive officers, including cash awards and equity awards. The option and restricted stock unit awards granted to our named executive officers in fiscal year 2007 were granted under our 2006 Equity Incentive Plan. For each grant of awards, one quarter of the award vests after one year, and the remainder vests ratably by quarter over the succeeding three years. Each option award has a term of seven years.

									All Other	All Other
									Stock	Option
									Awards:	Awards:	Exercise	Grant Date
									Number of	Number of	or Base	Fair Value of
			Estimated Possible Payouts Under						Shares of	Securities	Price of	Stock and
		Board	Non-Equity Incentive Plan Awards			Estimated Possible Payouts Under Equity Incentive Plan Awards			Stock or	Underlying	Option	Option
	Grant	Approval	Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options	Awards	Awards
Name	Date	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($)	($)(2)

Douglas G. Bergeron	1/4/2007	1/4/2007	—	—	—	—	200,000 (1)	300,000 (1)	—	—	—	7,150,000
Chief Executive Officer

Barry Zwarenstein	7/2/2007	6/26/2007	—	—	—	—	—	—	—	35,000	35.47	321,920
Executive Vice President and Chief Financial Officer

Isaac Angel	7/2/2007	6/26/2007	—	—	—	—	—	—	—	35,000	35.47	321,920
Executive Vice President, Global	11/1/2006	9/12/2006								150,000	30.00	1,346,760
Operations

William Atkinson	7/2/2007	6/26/2007	—	—	—	—	—	—	—	35,000	35.47	321,920
Executive Vice President, Global Marketing and Business Development(3)

Elmore Waller	7/2/2007	6/26/2007	—	—	—	—	—	—	—	35,000	35.47	321,920
Executive Vice President, Integrated	1/3/2007	12/13/2006								25,000	35.45	266,560
Systems

(1)	Reflects threshold, target and maximum number of performance share awards related to fiscal year 2007 financial targets, granted under the 2006 Equity Incentive Plan, as described in “Compensation Discussion and Analysis.” No compensation expense was recognized related to these units in fiscal year 2007 because the fiscal year 2007 financial targets were not achieved. In the first quarter of 2008, the 200,000 performance units and the 100,000 market units related to fiscal year 2007 financial targets were cancelled.

(2)	Reflects the grant date fair value of each target equity award computed in accordance with SFAS No. 123(R). The assumptions used in the valuation of these awards are set forth in the notes to our consolidated financial statements included herein. These amounts do not correspond to the actual value that will be recognized by the named executive officers.

(3)	Mr. Atkinson’s employment terminated as of July 17, 2007, at which time his fiscal year 2007 option grant was cancelled.

Outstanding Equity Awards at Fiscal 2007 Year-End

The following table provides information about unexercised options held by each named executive officer as of October 31, 2007.

			Option Awards					Stock Awards
											Equity
											Incentive
										Equity	Plan
										Incentive	Awards:
										Plan	Market or
					Equity					Awards:	Payout
					Incentive					Number of	Value of
					Plan				Market	Unearned	Unearned
					Awards:				Value of	Shares,	Shares,
			Number of	Number of	Number of			Number of	Shares or	Units or	Units or
			Securities	Securities	Securities			Shares or	Units of	Other	Other
	Option/		Underlying	Underlying	Underlying			Units of	Stock That	Rights	Rights
	Award		Unexercised	Unexercised	Unexercised	Option	Option	Stock That	Have not	That Have	That Have
	Grant		Options (#)	Options (#)	Unearned	Exercise	Expiration	Have not	Vested	not Vested	not Vested
Name	Date		Exercisable	Unexercisable	Options (#)	Price ($)	Date	Vested (#)	($)(15)	(#)	($)(15)

Douglas G.Bergeron	3/22/2006	(1)	84,375	140,625		28.80	3/22/2013
Chief Executive	3/22/2006	(13)						25,000	1,235,750
Officer	1/4/2006	(14)								600,000	29,658,000
Barry Zwarenstein	7/2/2007	(2)		35,000		35.47	7/2/2014
Executive Vice	3/22/2006	(1)	30,000	50,000		28.86	3/22/2013
President and	4/29/2005	(3)		54,688		10.00	4/29/2012
Chief Financial	8/9/2004	(4)	65,570	113,750		3.28	8/9/2014
Officer	3/22/2006	(13)						6,250	308,938
	9/12/2006	(16)						30,000	1,482,900
Isaac Angel	7/2/2007	(2)		35,000		35.47	7/2/2014
Executive Vice	11/1/2006	(5)		150,000		30.00	11/1/2013
President, Global	4/10/2006	(7)	200,000			28.52	4/10/2013
Operations	10/21/2003	(6)	105,000			9.30	10/21/2010
William Atkinson	3/22/2006	(8)	27,500			28.86	11/30/2009
Executive Vice	4/29/2005	(8)	78,624			10.00	11/30/2009
President, Global	3/22/2006	(9)						3,750	185,363
Marketing and	9/12/2006	(9)						10,000	494,300
Business Development
Elmore Waller	7/2/2007	(2)		35,000		35.47	7/2/2014
Executive Vice	1/3/2007	(10)		25,000		35.45	1/3/2014
President,	3/22/2006	(1)	15,000	25,000		28.86	3/22/2013
Integrated	1/7/2005	(11)	12,500	62,500		10.00	1/7/2015
Systems	12/9/2003	(12)	4,715	2,500		3.05	12/9/2013
	3/22/2006	(13)						6,250	308,938

(1)	Shares subject to this option vest and become exercisable as to 1/4 of the shares on March 22, 2007 and 1/16 of shares each quarter thereafter.

(2)	Shares subject to this option vest and become exercisable as to 1/4 of the shares on July 2, 2008 and 1/16 of shares each quarter thereafter.

(3)	Shares subject to this option vest and become exercisable as to 1/4 of the shares on May 1, 2007 and 1/16 of shares each quarter thereafter.

(4)	Shares subject to this option vest and become exercisable as to 1/5 of the shares on July 1, 2005 and 1/20 of shares each quarter thereafter.

(5)	Shares subject to this option vest and become exercisable as to 1/4 of the shares on November 1, 2007 and 1/16 of shares each quarter thereafter.

(6)	Shares subject to this option vest and become exercisable as to 1/2 of the shares on October 21, 2005, 1/4 of the shares on October 21, 2006, and 1/4 of the shares on October 21, 2007.

(7)	Shares subject to this option vest and become exercisable as to 1/2 of the shares on April 10, 2008, 1/4 of the shares on April 10, 2009, and 1/4 of the shares on April 10, 2010.

(8)	Per Mr. Atkinson’s separation agreement, on October 31, 2009, and for a period of thirty calendar days thereafter, if Mr. Atkinson has complied with all of the terms of his agreement, Mr. Atkinson will be entitled to exercise his 2005 grant that was fully vested as of October 31, 2007.

(9)	Per Mr. Atkinson’s separation agreement, provided that Mr. Atkinson has complied with all of the terms of his agreement, the number of shares of common stock underlying restricted stock units that were vested as of October 31, 2007, will be released on October 31, 2009.

(10)	Shares subject to this option vest and become exercisable as to 1/4 of the shares on January 3, 2008 and 1/16 of shares each quarter thereafter.

(11)	Shares subject to this option vest and become exercisable as to 1/5 of the shares on December 1, 2006 and 1/20 of shares each quarter thereafter.

(12)	Shares subject to this option vest and become exercisable as to 1/5 of the shares on January 1, 2005 and 1/20 of shares each quarter thereafter.

(13)	Shares subject to this RSU vest and become exercisable as to 1/4 of the shares on March 22, 2007 and 1/16 of shares each quarter thereafter.

(14)	On January 4, 2007, we granted a total of 900,000 RSUs to Mr. Bergeron. All these RSUs have performance based and/or market based vesting. As of October 31, 2007, 200,000 performance based units and 100,000 market units were cancelled as the fiscal year 2007 financial targets related to these RSUs were not achieved. The financial targets for the fiscal 2008 and 2009 RSU tranches have not yet been determined.

(15)	Market value of units of stock that have not vested is computed by multiplying (1) $49.43, the closing price on October 31, 2007, by (ii) the number of units of stock.

(16)	Shares subject to this RSU vest and become exercisable as to 1/4 of these shares on September 12, 2007 and 1/16 of shares each quarter thereafter.

Fiscal Year 2007 Option Exercises and Stock Vested

The following table presents information concerning the aggregate number of shares for which options were exercised during fiscal year 2007 for each of the named executive officers. In addition, the table presents information on shares that were acquired upon vesting of stock awards during 2007 for any of the named executive officers.

	Option Awards		Stock Awards
	Number of	Value	Number of
	Shares	Realized	Shares	Value
	Acquired on	on Exercise	Acquired on	Realized on
Name	Exercise	($)(1)	Vesting	Vesting ($)(2)

Douglas G. Bergeron Chief Executive Officer	—	—	15,000	563,500
Barry Zwarenstein Executive Vice President and Chief Financial Officer	171,992	5,616,805	13,750	539,375
Isaac Angel Executive Vice President, Global Operations	135,000	3,915,269	—	—
William Atkinson Executive Vice President, Global Marketing and Business Development(3)	56,000	1,681,591	3,125	116,725
Elmore Waller Executive Vice President Integrated Systems	72,785	2,152,315	3,750	140,875

(1)	The value realized on the exercise is calculated as the difference between the fair market value of the shares on the date of exercise and the applicable exercise price for those options.

(2)	The value realized on the shares acquired is the fair market value of the shares on the date of vesting.

(3)	Mr. Atkinson’s employment terminated as of July 17, 2007.

Potential Payments Upon Termination or Change of Control

Our change of control arrangements with Mr. Bergeron and Mr. Zwarenstein are included in their agreements with us. Our equity plans also provide for change of control benefits for all of our named executive officers. In addition, Mr. Angel is entitled to certain statutory severance payments in accordance with Israeli law. The tables below outline the potential payments and benefits payable to each named executive officer in the event of involuntary termination, or change of control, as if such event had occurred as of October 31, 2007. None of our named executives are entitled to a severance payment unless the change of control event is followed by an involuntary or constructive termination. All such payments and benefits would be provided by us.

Involuntary or Constructive Involuntary Termination

	Salary	Cash-Based	Continuation of	Intrinsic Value of	Intrinsic Value of
Name	Continuation	Incentive Award	Benefits	Unvested RSUs	Unvested Options

Douglas Bergeron	$700,000	$1,500,000 (3)	$33,204	—	—
Barry Zwarenstein	$400,000	—	—	—	—
Isaac Angel(1)	$766,852	—	—	—	—
William Atkinson(2)	—	—	—	—	—
Elmore Waller	—	—	—	—	—

Involuntary or Constructive Involuntary Termination Following a Change of Control

	Salary	Cash-Based	Continuation of	Intrinsic Value of		Intrinsic Value of
Name	Continuation	Incentive Award	Benefits	Unvested RSUs		Unvested Options

Douglas Bergeron	$700,000	$1,500,000 (3)	$33,204	—		—
Barry Zwarenstein	$400,000	$300,000	$20,091	$1,791,838	(4)	$6,766,663	(5)
Isaac Angel(1)	$766,852	—	—	—		—
William Atkinson(2)	—	—	—	—		—
Elmore Waller	—	—	—	$308,938	(6)	$1,002,850	(7)

(1)	Based on Israeli labor laws, an Israeli employee, such as Mr. Angel, is entitled to severance pay upon termination of employment by the employer for any reason, including retirement, based on the most recent monthly base salary of such employee multiplied by the number years of employment of such employee. Mr. Angel was entitled to severance of NIS 3,039,035 as of October 31, 2007, or $766,852 based on a NIS to U.S. Dollar exchange rate of 3.963 to 1 as of October 31, 2007.

(2)	Mr. Atkinson’s employment terminated prior to October 31, 2007. As a result, Mr. Atkinson was not entitled to receive any severance compensation as of that date.

(3)	Based on Mr. Bergeron’s bonus payment of $1,500,000 in 2006. This amount will be reduced to $0 on November 1, 2007 because Mr. Bergeron did not receive a bonus for 2007.

(4)	Calculated by taking the product of the trading price of our common stock on October 31, 2007, of $49.43, and 36,250 RSUs subject to acceleration.

(5)	Calculated by taking the product of the difference between the trading price of our common stock on October 31, 2007, of $49.43, and the respective exercise prices of 198,750 unvested options (113,750 of which have an exercise price of $3.28, 50,000 of which have an exercise price of $28.86 and 35,000 of which have an exercise price of $35.47) subject to acceleration.

(6)	Calculated by taking the product of the trading price of our common stock on October 31, 2007, of $49.43, and 6,250 RSUs subject to acceleration.

(7)	Calculated by taking the product of the difference between the trading price of our common stock on October 31, 2007, of $49.43, and the respective exercise prices of 60,000 unvested options (25,000 of which have an exercise price of $28.86 and 35,000 of which have an exercise price of $35.47) subject to acceleration.

Director Compensation

For fiscal year 2007, all directors who are not our employees were entitled to receive annual fees for service on the Board and Board committees as follows:

Annual director retainer	$35,000
Annual committee chair retainers:
Audit Committee	$20,000
Compensation Committee	$10,000
Corporate Governance and Nominating Committee	$10,000
Annual committee member retainers:
Audit Committee	$10,000
Compensation Committee	$5,000
Corporate Governance and Nominating Committee	$5,000

All annual fees are paid in quarterly installments. In addition, under our Outside Directors’ Stock Option Plan, we have granted to each director who is not our employee, upon the director’s initial appointment to the Board, options to purchase 30,000 shares of our common stock and plan, each year thereafter, to grant options to purchase an additional 11,000 shares of our common stock. The exercise price for these options is the fair market value of our common stock at the time of the grant of the options. For each grant of options, one quarter of the options vest after one year, and the remainder vest ratably by quarter over the succeeding three years. The options have a term of seven years. All directors were entitled to receive $2,500 per day for each Board and committee meeting attended in person and $1,250 for each telephonic Board and committee meeting attended. Directors are also reimbursed for all reasonable expenses incurred in connection with attendance at any of these meetings. Mr. Roche has waived these fees and option grants.

The following table sets forth a summary of the compensation earned by our non-employee directors for services in fiscal year 2007:

		Stock	Option	All Other
Name	Cash Fees	Awards	Awards(3)	Compensation	Total

Dr. James C. Castle	$84,000	—	$82,593	—	$166,593
Dr. Leslie G. Denend	$87,750	—	$82,592	—	$170,342
Alex W. (Pete) Hart	$57,000	—	$88,310	—	$145,310
Robert B. Henske	$92,333	—	$81,405	—	$173,738
Eitan Raff(1)	$3,333	—	$6,915	—	$10,248
Charles R. Rinehart	$68,583	—	$96,638	—	$165,221
Collin E. Roche(2)	—	—	—	—	—

(1)	Mr. Raff joined the VeriFone board of directors on October 1, 2007.

(2)	Mr. Roche waived all compensation during fiscal year 2007.

(3)	Amounts shown in this column reflect our accounting expense for these awards and do not reflect whether the recipient has actually realized a financial benefit from the awards (such as by exercising stock options). This column represents the dollar amount recognized for financial statement reporting purposes with respect to fiscal year 2007 for the fair value of stock options granted to non-employee directors. The fair value was estimated using the Black-Scholes option pricing model in accordance with SFAS No. 123(R), Share-Based Payment. Pursuant to SEC rules, amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information, including information on the valuation assumptions with respect to grants made prior to fiscal year 2007 refer to “Note 7 — Stockholders’ Equity” of the notes to consolidated financial statements included herein.

Compensation Committee Report

The Compensation Committee of VeriFone (the “Compensation Committee”) consists exclusively of independent directors.

The general purpose of the Compensation Committee is to (1) review and approve corporate goals and objectives relating to the compensation of VeriFone’s CEO, evaluate the CEO’s performance in light of those goals and objectives and, either as a committee or together with the other independent directors (as directed by the Board), determine and approve the CEO’s compensation level based on this evaluation and (2) make recommendations to the Board with respect to non-CEO compensation, incentive-compensation plans, and equity-based plans, among other things. VeriFone’s Board of Directors and its Corporate Governance and Nominating Committee have determined that each member of the Compensation Committee is “independent” within the meaning of the rules of both the NYSE and the SEC.

The Board of Directors determined, upon the recommendation of the Corporate Governance and Nominating Committee, that each member of the Compensation Committee is “independent” within the meaning of the rules of the NYSE.

During fiscal year 2007, the Committee performed all of its duties and responsibilities under the Compensation Committee’s charter. Additionally, as part of its responsibilities, the Committee reviewed the section of this Form 10-K entitled “Compensation Discussion and Analysis” (CD&A), as prepared by management of VeriFone, and discussed the CD&A with management of VeriFone; Compensia, an independent compensation consultant to the Compensation Committee, also reviewed and commented on the CD&A. Based on its review and discussions, the Committee recommended to the Board of Directors that the CD&A be included in the 2008 Proxy Statement and this Form 10-K.

COMPENSATION COMMITTEE
Leslie G. Denend, Chair
Robert B. Henske
Collin E. Roche

Audit Committee Report

The purpose of the Audit Committee of VeriFone is to assist the Board of Directors in fulfilling its oversight responsibility to the stockholders, potential stockholders, the investment community, and others relating to: (i) the integrity of VeriFone’s financial statements; (ii) VeriFone’s compliance with legal and regulatory requirements; (iii) VeriFone’s independent registered public accounting firm’s qualifications and independence; (iv) the performance of VeriFone’s internal audit function and independent registered public accounting firm; (v) the retention of VeriFone’s independent registered public accounting firm; and (vi) the preparation of this report.

The Board of Directors has determined, upon the recommendation of the Corporate Governance and Nominating Committee, that each member of the Audit Committee is “independent” within the meaning of the rules of the NYSE and the SEC. The Audit Committee currently consists of Dr. Denend and Mr. Rinehart, as well as Mr. Henske, as chairman, whom the Board of Directors has designated as an “Audit Committee financial expert” within the meaning of applicable SEC rules. Dr. Castle served as an Audit Committee member through June 11, 2008.

As set forth in the Audit Committee charter, management is responsible for the preparation, presentation, and integrity of VeriFone’s financial statements, for the appropriateness of the accounting principles and reporting policies that are used by VeriFone and for implementing and maintaining internal control over financial reporting. The independent registered public accounting firm is responsible for auditing VeriFone’s financial statements and for reviewing VeriFone’s unaudited interim financial statements.

In fulfilling their responsibilities, it is recognized that members of the Audit Committee are not full-time employees of VeriFone and are not, and do not represent themselves to be, performing the functions of auditors or accountants. As such, it is not the duty or responsibility of the Audit Committee or its members to conduct “field work” or other types of auditing or accounting reviews or procedures or to set auditor independence standards.

Members of the Audit Committee necessarily rely on the information provided to them by management and the independent registered public accounting firm. Accordingly, the Audit Committee’s considerations and discussions referred to below do not assure that the audit of VeriFone’s financial statements has been carried out in accordance with generally accepted accounting principles or that VeriFone’s auditors are in fact “independent.”

In the performance of its oversight function, the Audit Committee has considered and discussed the audited financial statements with management and the independent registered public accounting firm. The Audit Committee has also discussed with the independent registered public accounting firm the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as currently in effect. In addition, the Audit Committee has discussed with the independent registered public accounting firm the auditors’ independence from VeriFone and its management, including the matters in the written disclosures and letter required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, a copy of which the Audit Committee has received. All non-audit services performed by the registered public accounting firm must be specifically pre-approved by the Audit Committee or a member thereof.

In reliance on the reviews and discussions referred to above, and subject to the limitations on the role and responsibilities of the Audit Committee referred to above and in the Audit Committee charter, the Audit Committee recommended to the Board the inclusion of the audited financial statements in VeriFone’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007, as filed with the Securities and Exchange Commission.

AUDIT COMMITTEE
Robert B. Henske, Chair
Leslie G. Denend
Charles R. Rinehart

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership Information

The following table presents information concerning the beneficial ownership of the shares of our common stock as of July 31, 2008, by:

•	each person we know to be the beneficial owner of 5% of more of our outstanding shares of common stock;

•	each of our executive officers;

•	each of our directors; and

•	all of our executive officers and directors as a group.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. Percentage of beneficial ownership is based on 84,194,231 shares of common stock outstanding as of July 31, 2008. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of July 31, 2008 are considered outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless indicated below, the address of each individual listed below is c/o VeriFone Holdings, Inc., 2099 Gateway Place, Suite 600, San Jose, California 95110.

	Shares Beneficially
	Owned
		Percent of
Name and Address of Beneficial Owner	Number	Class

Beneficial owners
GTCR Fund VII, L.P.(1)	9,658,909	12%
Capital Group International, Inc.(2)	8,394,830	10%
Capital Research Global Investors(3)	8,760,800	10%
Brookside Capital Partners Fund, L.P.(4)	4,609,000	6%
Douglas G. Bergeron(5)	1,664,270	2%
Isaac Angel(6)	364,476	*	%
Barry Zwarenstein(7)	178,407	*	%
Elmore Waller(8)	80,590	*	%
James C. Castle(9)	35,312	*	%
Leslie G. Denend(10)	35,312	*	%
Robert B. Henske(11)	34,999	*	%
Charles Rinehart(12)	21,312	*	%
Alex W. (Pete) Hart(13)	18,437	*	%
Collin E. Roche(1)	9,658,909	11%
William Atkinson	—	—
Eitan Raff	—	—
All directors and executive officers as a group (12 persons)	12,092,024	14%

*	Less than 1%.

(1)	The address of each of GTCR Fund VII, L.P., GTCR Capital Partners, L.P., GTCR Co-Invest, L.P. and Mr. Roche is c/o GTCR Golder Rauner, L.L.C., 6100 Sears Tower, Chicago, Illinois 60606. Beneficial ownership information includes 8,928,188 shares of common stock held by GTCR Fund VII, L.P., 648,984 shares of common stock held by GTCR Capital Partners, L.P., and 81,737 shares of common stock held by GTCR Co-Invest, L.P. GTCR Golder Rauner, L.L.C. is the general partner of the general partner of GTCR Fund VII, L.P., the general partner of the general partner of the general partner of GTCR Capital Partners, L.P., and the general partner of GTCR Co-Invest, L.P. GTCR Golder Rauner, L.L.C., through a six-person members committee (consisting of Mr. Roche, Philip A. Canfield, David A. Donnini, Edgar D. Jannotta, Jr., Joseph P. Nolan, and Bruce V. Rauner, with Mr. Rauner as the managing member), has voting and dispositive authority over the shares held by GTCR Fund VII, L.P., GTCR Capital Partners, L.P., and GTCR Co-Invest, L.P., and therefore beneficially owns such shares. Decisions of the members committee with respect to the voting and disposition of the shares are made by a vote of not less than one-half of its members and the affirmative vote of the managing member and, as a result, no single member of the members committee has voting or dispositive authority over the shares. Each of Messrs. Bondy, Roche, Canfield, Donnini, Jannotta, Nolan, and Rauner, as well as Vincent J. Hemmer, David F. Randell, George E. Sperzel and Daniel W. Yih are principals of GTCR Golder Rauner, L.L.C., and each of them disclaims beneficial ownership of the shares held by the GTCR funds.

(2)	The address of Capital Group International, Inc. is 11100 Santa Monica Blvd., Los Angeles, California 90025. Capital Group International, Inc. has sole voting power for 5,968,300 shares of common stock and sole dispositive power for 8,394,830 shares of common stock and (ii) Capital Guardian Trust Company has sole voting power for 5,417,500 shares of common stock and sole dispositive power for 7,758,340 shares of common stock. This information is based solely upon a Schedule 13G, as amended, filed by Capital Group International, Inc. and Capital Guardian Trust Company on February 11, 2008.

(3)	The address of Capital Research Global Investors (“CRGI”) is 333 South Hope Street, Los Angeles, California 90071. CRGI has the sole power to vote and dispose of 8,760,800 shares of common stock. This information is based solely upon a Schedule 13G filed by CRGI on April 10, 2008.

(4)	The address of Brookside Capital Partners Fund, L.P. is 111 Huntington Avenue, Boston, Massachusetts 02199. Brookside Capital Partners Fund, L.P. (“Brookside”) has the sole power to vote and dispose of 4,609,000 shares of common stock. Domenic Ferrante, as the sole managing member of Brookside Capital Management, LLC (“BCM”), BCM as the sole general partner of Brookside Capital Investors, L.P. (“BCI”) and BCI, as the sole general partner of Brookside, may each be deemed to share voting or investment control over the shares. This information is based solely upon a Schedule 13G filed by Brookside on January 14, 2008.

(5)	Beneficial ownership information includes 1,516,145 shares held by various family trusts the beneficiaries of which are members of Mr. Bergeron’s family. In addition, 148,125 shares listed as beneficially owned by Mr. Bergeron represent shares (i) issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after July 31, 2008 and (ii) issuable upon vesting of restricted stock units that will vest within 60 days of July 31, 2008.

(6)	Beneficial ownership information includes 101 shares held by Mr. Angel directly. In addition, 364,375 shares listed as beneficially owned by Mr. Angel represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after July 31, 2008.

(7)	Beneficial ownership information includes 2,008 shares held by Mr. Zwarenstein directly. In addition, 176,399 shares listed as beneficially owned by Mr. Zwarenstein represent shares (i) issuable upon the exercise of options that are exercisable or will become exercisable prior to or on August 19, 2008 and (ii) issuable upon vesting of restricted stock units that will vest prior to or on August 19, 2008. Mr. Zwarenstein’s employment was terminated as of August 19, 2008.

(8)	Beneficial ownership information includes 1,875 shares held by Mr. Waller directly. In addition, 78,715 shares listed as beneficially owned by Mr. Waller represent shares (i) issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after July 31, 2008 and (ii) issuable upon vesting of restricted stock units that will vest within 60 days of July 31, 2008.

(9)	Beneficial ownership information includes 24,000 shares held by Dr. Castle directly. In addition, 11,312 shares listed as beneficially owned by Dr. Castle represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after July 31, 2008.

(10)	All 35,312 shares listed as beneficially owned by Dr. Denend represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after July 31, 2008.

(11)	All 34,999 shares listed as beneficially owned by Mr. Henske represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after July 31, 2008.

(12)	Beneficial ownership information includes 1,000 shares held by Mr. Rinehart directly. In addition, 20,312 shares listed as beneficially owned by Mr. Rinehart represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after July 31, 2008.

(13)	All 18,437 shares listed as beneficially owned by Mr. Hart represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after July 31, 2008.

Equity Compensation Plan Information

The following table provides information as of October 31, 2007 regarding securities issued under our equity compensation plans that were in effect during fiscal year 2007.

Number of
Securities to
be Issued
Upon
	Exercise of				Number of Securities
	Outstanding		Weighted-Average		Remaining Available
	Options,		Exercise Price of		for Future Issuance
	Warrants		Outstanding Options,		Under Equity
Plan Category	and Rights		Warrants and Rights		Compensation Plans

Equity compensation plans approved by security holders(1)	9,081,387	(2)	$27.10	(3)	2,288,394	(4)
Equity compensation plans not approved by security holders	—		—		—

Total	9,081,387	(2)	$27.10		2,288,394	(4)

(1)	This reflects our New Founders’ Stock Option Plan, Outside Directors’ Stock Option Plan, 2005 Employee Equity Incentive Plan, and 2006 Equity Incentive Plan. This information also includes securities issuable pursuant to the Lipman Electronic Engineering Ltd. 2003 Stock Option Plan, Lipman Electronic Engineering Ltd. 2004 Stock Option Plan, Lipman Electronic Engineering Ltd. 2004 Share Option Plan, and Lipman Electronic Engineering Ltd. 2006 Share Incentive Plan as a result of our acquisition of Lipman Electronic Engineering Ltd. on November 1, 2006. VeriFone does not plan to issue securities in the future under any of the foregoing plans other than the 2006 Equity Incentive Plan.

(2)	Includes 600,000 shares that may be issued under restricted stock unit awards that are subject to performance conditions.

(3)	Excludes 749,750 shares subject to restricted stock units with an exercise price of $0 that were outstanding as of October 31, 2007.

(4)	Represents shares remaining available for future issuance under our 2006 Equity Incentive Plan.

2006 Equity Incentive Plan

Our 2006 Equity Incentive Plan is the only plan under which we currently make grants of equity awards. Our 2006 Equity Incentive Plan permits grants of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and share units, dividend equivalent rights and other stock awards. Grants may be made to our directors, officers, and employees and other individuals performing services for us. The plan authorizes the issuance of an aggregate of 9,000,000 shares of our common stock. Any shares granted as stock options or stock appreciation rights shall be counted as one share issued under the plan for each share so granted. Any shares granted as awards other than stock options or stock appreciation rights shall be counted as 1.75 shares issued under the plan for each share so granted. As of October 31, 2007, there were 5,062,300 options outstanding at a weighted-average exercise price of $33.09 per share, of which 471,642 were exercisable at a weighted-average exercise price of $29.16 per share, and there were 749,750 restricted stock units outstanding, none of which were exercisable.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We occasionally enter into transactions with entities in which an executive officer, director, 5% or more beneficial owner of our common stock, or an immediate family member of these persons have a direct or indirect material interest. The Audit Committee reviews and approves each individual related party transaction exceeding $120,000, and believes all of these transactions were on terms that were reasonable and fair to us. The Audit Committee also reviews and monitors on-going relationships with related parties to ensure they continue to be on terms that are reasonable and fair to us.

Indemnification and Employment Agreements

As permitted by the Delaware General Corporation Law, we have adopted provisions in our amended and restated certificate of incorporation that authorize and require us to indemnify our officers and directors to the full extent permitted under Delaware law, subject to limited exceptions. We have also entered, and intend to continue to enter, into separate indemnification agreements with each of our directors and officers which may be broader than the specific indemnification provisions contained in Delaware law. Also, as described above, we have entered into employment agreements with our Chief Executive Officer and Chief Financial Officer.

Equity Grants

We have granted stock options and restricted stock units to purchase shares of our common stock to our executive officers and directors and restricted stock units to certain of our executive officers. See “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation” under “Item 10 — Directors, Executive Officers of the Registrant and Corporate Governance.”

Director Independence

For a member of our Board of Directors (the “Board”) to be considered independent under NYSE rules, the Board must determine that the director does not have a material relationship with VeriFone and/or its consolidated subsidiaries (either directly or as a partner, stockholder, or officer of an organization that has a relationship with any of those entities). The Board has determined that Dr. Castle, Dr. Denend, Mr. Hart, Mr. Henske, Mr. Rinehart, Mr. Raff, and Mr. Roche are independent under NYSE rules. In addition, the Board made a determination in 2007 that Mr. Craig Bondy, a former member of our Board who resigned from our Board effective October 1, 2007, was independent under the NYSE rules.

Our Board has undertaken a review of the independence of our directors in accordance with standards that the Board and the Corporate Governance and Nominating Committee have established to assist the Board in making independence determinations. Any relationship listed under the heading “Material Relationships” below will, if present, be deemed material for the purposes of determining director independence. If a director has any relationship that is considered material, the director will not be considered independent. Any relationship listed under the heading “Immaterial Relationships” below will be considered categorically immaterial for the purpose of determining director independence. Multiple “Immaterial Relationships” will not collectively create a material relationship that would cause the director to not be considered independent. In addition, the fact that a particular relationship is not addressed under the heading “Immaterial Relationships” will not automatically cause a director to not be independent. If a particular relationship is not addressed under the standards established by the Board, the Board will review all of the facts and circumstances of the relationship to determine whether or not the relationship, in the Board’s judgment, is material.

Material Relationships

Any of the following shall be considered material relationships that would prevent a director from being determined to be independent:

Auditor Affiliation.  The director is a current partner or employee of VeriFone’s internal or external auditor or a member of the director’s immediate family (including the director’s spouse; parents; children; siblings; mothers-, fathers-, brothers-, sisters-, sons-, and daughters-in-law; and anyone who shares the director’s home, other than household employees) is a current employee of such auditor who participates in the firm’s audit, assurance, or tax compliance (but not tax planning) practice or a current partner of such auditor. Or the director or an immediate family member of the director was a partner or employee of the firm who personally worked on VeriFone’s audit within the last five years.

Business Transactions.  The director is an employee of another entity that, during any one of the past five years, received payments from VeriFone, or made payments to VeriFone, for property or services that exceeded the greater of $1 million or 2% of the other entity’s annual consolidated gross revenues. Or a member of the director’s immediate family has been an executive officer of another entity that, during any one of the past five years, received payments from VeriFone, or made payments to VeriFone, for property or services that exceeded the greater of $1 million or 2% of the other entity’s annual consolidated gross revenues.

Employment.  The director was an employee of VeriFone at any time during the past five years or a member of the director’s immediate family was an executive officer of VeriFone in the prior five years.

Interlocking Directorships.  During the past five years, the director or an immediate family member of the director was employed as an executive officer by another entity where one of VeriFone’s current executive officers served at the same time on the Compensation Committee.

Other Compensation.  A director or an immediate family member of a director received more than $100,000 per year in direct compensation from VeriFone, other than director and committee fees, in the past five years.

Professional Services.  A director is a partner or officer of an investment bank or consulting firm that performs substantial services to VeriFone on a regular basis.

Immaterial Relationships

The following relationships shall be considered immaterial for purposes of determining director independence:

Affiliate of Stockholder.  A relationship arising solely from a director’s status as an executive officer, principal, equity owner, or employee of an entity that is a stockholder of VeriFone.

Certain Business Transactions.  A relationship arising solely from a director’s status as an executive officer, employee or equity owner of an entity that has made payments to or received payments from VeriFone for property or services shall not be deemed a material relationship or transaction that would cause a director not to be independent so long as the payments made or received during any one of such other entity’s last five fiscal years are not in excess of the greater of $1 million or 2% of such other entity’s annual consolidated gross revenues.

Director Fees.  The receipt by a director from VeriFone of fees for service as a member of the Board and committees of the Board.

Other Relationships.  Any relationship or transaction that is not covered by any of the standards listed above in which the amount involved does not exceed $25,000 in any fiscal year shall not be deemed a material relationship or transaction that would cause a director not to be independent. Notwithstanding the foregoing, no relationship shall be deemed categorically immaterial pursuant to this section to the extent that it is required to be disclosed in SEC filings under Item 404 of the SEC’s Regulation S-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm

The following table shows information about fees paid by VeriFone and its subsidiaries to Ernst & Young LLP during the fiscal years ended October 31, 2007 and 2006 (in thousands):

			Percentage of			Percentage of
			2007 Services			2006 Services
			Approved by			Approved by
	2007		Audit Committee	2006		Audit Committee

Audit fees	$16,776	(1)	100%	$3,749	(2)	100%
Audit-related fees	27		100	43		100
Tax fees	317		100	118		100
All other fees	11		100	8		100

Total fees	$17,131			$3,918

(1)	Audit fees in 2007 included fees related to the restatement of the Condensed Consolidated Financial Statements for the three months ended January 31, April 30 and July 31, 2007.

(2)	Audit fees in 2006 included fees incurred related to SEC registration statements filed in connection with our Lipman acquisition.

Audit-Related Fees.  This category consists of assurance and related services provided by Ernst & Young LLP that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category primarily include employee benefit plan audits, due diligence related to acquisitions and consultations concerning financial accounting and reporting standards.

Tax Fees.  This category consists of professional services rendered by Ernst & Young LLP, primarily in connection with our tax compliance activities, including the preparation of tax returns in certain overseas jurisdictions, consultation on tax matters, tax advice relating to transactions and other tax planning and advice.

All Other Fees.  This category consists of fees for products and services other than the services reported above.

Audit Committee Pre-Approval Policies and Procedures

As required by Section 10A(i)(1) of the Exchange Act, our Audit Committee has adopted a pre-approval policy requiring that the Audit Committee pre-approve all audit and permissible non-audit services to be performed by Ernst & Young LLP. Any proposed service that has received pre-approval but which will exceed pre-approved cost limits will require separate pre-approval by the Audit Committee. In addition, pursuant to Section 10A(i)(3) of the Exchange Act, the Audit Committee has established procedures by which the Audit Committee may from time to time delegate pre-approval authority to the Chairman of the Audit Committee. If the Chairman exercises this authority, he must report any pre-approval decisions to the full Audit Committee at its next meeting.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed in Item 8 hereof.

2. Exhibits

The documents set forth below are filed herewith or incorporated by reference to the location indicated.

Exhibit
Number		Description

3	.1(4)	Form of Amended and Restated Certificate of Incorporation of the Registrant
3	.2(5)	Form of Amended and Restated Bylaws of the Registrant
4	.1(3)	Specimen Common Stock Certificate
4	.2(2)	Stockholders Agreement, dated as of July 1, 2002, by and among VeriFone Holdings, Inc., GTCR Fund VII, L.P., GTCR Co-Invest, L.P., GTCR Capital Partners, L.P., TCW/Crescent Mezzanine Partners III, L.P., TCW/Crescent Mezzanine Trust III, TCW/Crescent Mezzanine Partners III Netherlands, L.P. and TCW Leveraged Income Trust IV, L.P., VF Holding Corp. and the executives who are parties thereto
4	.2.1(4)	Form of Amendment to Stockholders Agreement

Exhibit
Number		Description

4	.3(1)	Registration Rights Agreement, dated as of July 1, 2002, by and among VeriFone Holdings, Inc., GTCR Fund VII, L.P., GTCR Co-Invest, L.P., GTCR Capital Partners, L.P., TCW/Crescent Mezzanine Partners III, L.P., TCW/Crescent Mezzanine Trust III, TCW/Crescent Mezzanine Partners III Netherlands, L.P., and TCW Leveraged Income Trust IV, L.P., VF Holding Corp., Jesse Adams, William Atkinson, Douglas G. Bergeron, Nigel Bidmead, Denis Calvert, Donald Campion, Robert Cook, Gary Grant, Robert Lopez, James Sheehan, David Turnbull and Elmore Waller
4	.4(1)	Amendment to Registration Rights Agreement, dated as of November 30, 2004, by and among VeriFone Holdings, Inc., GTCR Fund VII, L.P., Douglas Bergeron, DGB Investments, Inc., The Douglas G. Bergeron Family Annuity Trust, The Sandra E. Bergeron Family Annuity Trust and The Bergeron Family Trust
4	.5(11)	Indenture related to the 1.375% Senior Convertible Notes due 2012, dated as of June 22, 2007, between VeriFone Holdings, Inc. and U.S. Bank National Association, as trustee
4	.6(11)	Registration Rights Agreement, dated as of June 22, 2007, between VeriFone Holdings, Inc. and Lehman Brothers Inc. and J.P. Morgan Securities Inc.
10	.1(2)	Purchase Agreement, dated as of July 1, 2002, by and among VeriFone Holdings, Inc., GTCR Fund VII, L.P., GTCR Co-Invest, L.P., TCW/Crescent Mezzanine Partners III, L.P., TCW/Crescent Mezzanine Trust III, TCW/Crescent Mezzanine Partners III Netherlands, L.P. and TCW Leveraged Income Trust IV, L.P.
10	.1.1(4)	Form of Amendment No. 1 to Purchase Agreement
10	.2(1)+	Senior Management Agreement, dated as of July 1, 2002, among VeriFone Holdings, Inc., VeriFone, Inc. and Douglas G. Bergeron
10	.2.1(2)+	Amendment to Senior Management Agreement, dated as of June 29, 2004, by and among VeriFone Holdings, Inc., VeriFone, Inc. and Douglas G. Bergeron
10	.3(1)+	Amendment to Senior Management Agreement, dated as of December 27, 2004, by and among VeriFone Holdings, Inc., VeriFone, Inc. and Douglas Bergeron
10	.4(1)+	2002 Securities Purchase Plan
10	.5(1)+	New Founders’ Stock Option Plan
10	.6(1)+	Change in Control Severance Agreement, effective July 1, 2004, between VeriFone Holdings, Inc. and Barry Zwarenstein
10	.7(3)+	Outside Directors’ Stock Option Plan
10	.8(1)	Patent License Agreement, effective as of November 1, 2004, by and between NCR Corporation and VeriFone, Inc.
10	.9(6)+	2005 Employee Equity Incentive Plan
10	.10(5)+	Form of Indemnification Agreement
10	.11(7)+	VeriFone Holdings, Inc. 2006 Equity Incentive Plan
10	.12(7)+	VeriFone Holdings, Inc. Bonus Plan
10	.13(8)	Credit Agreement, dated October 31, 2006, among VeriFone Intermediate Holdings, Inc., VeriFone, Inc., various financial institutions and other persons from time to time parties thereto, as lenders, JPMorgan Chase Bank, N.A., as the administrative agent for the lenders, Lehman Commercial Paper Inc., as the syndication agent for the lenders, Bank Leumi USA and Wells Fargo Bank, N.A., as the co-documentation agents for the lenders, and J.P. Morgan Securities Inc. and Lehman Brothers Inc., as joint lead arrangers and joint book running managers
10	.14(9)+	Lipman Electronic Engineering Ltd. 2003 Stock Option Plan
10	.15(9)+	Lipman Electronic Engineering Ltd. 2004 Stock Option Plan
10	.16(9)+	Lipman Electronic Engineering Ltd. 2004 Share Option Plan
10	.17(9)+	Amendment to Lipman Electronic Engineering Ltd. 2004 Share Option Plan
10	.18(9)+	Lipman Electronic Engineering Ltd. 2006 Share Incentive Plan

Exhibit
Number		Description

10	.19(10)+	Amended and Restated Employment Agreement, dated January 4, 2007, among VeriFone Holdings, Inc., VeriFone, Inc., and Douglas G. Bergeron
10	.20(11)	Confirmation of Convertible Note Hedge Transaction, dated June 18, 2007, by and between VeriFone Holdings, Inc. and Lehman Brothers OTC Derivatives Inc.
10	.21(11)	Confirmation of Convertible Note Hedge Transaction, dated June 18, 2007, by and between VeriFone Holdings, Inc. and JPMorgan Chase Bank, National Association, London Branch
10	.22(11)	Confirmation of Warrant Transaction, dated June 18, 2007, by and between VeriFone Holdings, Inc. and Lehman Brothers OTC Derivatives Inc.
10	.23(11)	Confirmation of Warrant Transaction, dated June 18, 2007, by and between VeriFone Holdings, Inc. and JPMorgan Chase Bank, National Association, London Branch
10	.24(11)	Amendment to Confirmation of Warrant Transaction, dated June 21, 2007, by and between VeriFone Holdings, Inc. and Lehman Brothers OTC Derivatives Inc.
10	.25(11)	Amendment to Confirmation of Warrant Transaction, dated June 21, 2007, by and between VeriFone Holdings, Inc. and JPMorgan Chase Bank, National Association, London Branch
10	.26(12)+	Confidential Separation Agreement, dated August 2, 2007, between VeriFone Holdings, Inc. and William G. Atkinson
21	.1*	List of subsidiaries of the Registrant
23	.1*	Consent of Independent Registered Public Accounting Firm
31	.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed February 23, 2005.

(2)	Filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed March 28, 2005.

(3)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed April 18, 2005.

(4)	Filed as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed April 21, 2005.

(5)	Filed as an exhibit to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed April 29, 2005.

(6)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-124545), filed May 2, 2005.

(7)	Incorporated by reference in the Registrant’s Current Report on Form 8-K, filed March 23, 2006.

(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed November 1, 2006.

(9)	Incorporated by reference in the Registrant’s Registration Statement on Form S-8 (File No. 333-138533), filed November 9, 2006.

(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed January 5, 2007.

(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed June 22, 2007.

(12)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed August 3, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIFONE HOLDINGS, INC.

By:	/s/ DOUGLAS G. BERGERON
Douglas G. Bergeron,
Chief Executive Officer

August 19, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DOUGLAS G. BERGERON Douglas G. Bergeron	Chief Executive Officer (principal executive officer)	August 19, 2008

/s/ BARRY ZWARENSTEIN Barry Zwarenstein	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	August 19, 2008

/s/ JAMES C. CASTLE James C. Castle	Director	August 19, 2008

/s/ LESLIE G. DENEND Leslie G. Denend	Director	August 19, 2008

/s/ ALEX W. HART Alex W. Hart	Director	August 19, 2008

/s/ ROBERT B. HENSKE Robert B. Henske	Director	August 19, 2008

/s/ EITAN RAFF Eitan Raff	Director	August 19, 2008

/s/ COLLIN E. ROCHE Collin E. Roche	Director	August 19, 2008

/s/ CHARLES R. RINEHART Charles R. Rinehart	Chairman of the Board of Directors	August 19, 2008