Form 10-Q
period 2008-01-31
VeriFone Holdings, Inc.
filed 2008-08-19
CIK 1312073

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2008
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

At July 31, 2008, the number of shares outstanding of the registrant’s common stock, $0.01 par value was 84,194,231.

VERIFONE HOLDINGS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
	2008	2007(1)
	(Unaudited)
	(In thousands, except par value)

ASSETS
Current assets:
Cash and cash equivalents	$209,310	$215,001
Accounts receivable, net of allowance of $4,694 and $4,270	182,559	194,146
Inventories	116,711	107,168
Deferred tax assets	21,670	23,854
Prepaid expenses and other current assets	79,003	63,413

Total current assets	609,253	603,582
Property, plant and equipment, net	50,600	48,293
Purchased intangible assets, net	155,365	170,073
Goodwill	612,489	611,977
Deferred tax assets	64,782	67,796
Debt issuance costs, net	12,744	12,855
Other assets	41,376	32,733

Total assets	$1,546,609	$1,547,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$100,610	$105,215
Income taxes payable	9,041	19,530
Accrued compensation	22,223	21,201
Accrued warranty	10,265	11,012
Deferred revenue, net	59,857	43,049
Deferred tax liabilities	6,123	6,154
Accrued expenses	9,149	8,755
Other current liabilities	88,877	86,465
Current portion of long-term debt	5,202	5,386

Total current liabilities	311,347	306,767
Accrued warranty	644	655
Deferred revenue, net	11,691	11,274
Long-term debt	547,211	547,766
Deferred tax liabilities	90,977	87,142
Other long-term liabilities	32,690	10,296

Total liabilities	994,560	963,900

Minority interest	2,164	2,487
Stockholders’ equity:
Preferred stock: 10,000 shares authorized at January 31, 2008 and October 31, 2007; zero issued and outstanding at January 31, 2008 and October 31, 2007	—	—
Common stock: $0.01 par value; 100,000 shares authorized at January 31, 2008 and October 31, 2007; 84,194 and 84,060 shares issued and outstanding at January 31, 2008 and October 31, 2007	842	841
Additional paid-in capital	642,690	635,404
Accumulated deficit	(112,349)	(77,484)
Accumulated other comprehensive income	18,702	22,161

Total stockholders’ equity	549,885	580,922

Total liabilities and stockholders’ equity	$1,546,609	$1,547,309

(1)	Amounts as of October 31, 2007 were derived from the October 31, 2007 audited consolidated financial statements.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	January 31
	2008	2007
	(Unaudited)
	(In thousands, except per share data)

Net revenues:
Systems Solutions	$155,601	$188,966
Services	29,920	27,397

Total net revenues	185,521	216,363
Cost of net revenues:
Systems Solutions	109,604	133,291
Services	18,553	14,449

Total cost of net revenues	128,157	147,740

Gross profit	57,364	68,623
Operating expenses:
Research and development	22,462	16,898
Sales and marketing	24,643	23,040
General and administrative	26,066	17,376
Amortization of purchased intangible assets	5,890	5,351
In-process research and development	—	6,560

Total operating expenses	79,061	69,225

Operating loss	(21,697)	(602)
Interest expense	(6,440)	(9,756)
Interest income	2,088	991
Other expense, net	(4,520)	(261)

Loss before income taxes	(30,569)	(9,628)
Provision for (benefit from) income taxes	2,929	(3,949)

Net loss	$(33,498)	$(5,679)

Net loss per share:
Basic	$(0.40)	$(0.07)

Diluted	$(0.40)	$(0.07)

Weighted average shares used in computing net loss per share:
Basic	84,153	80,993

Diluted	84,153	80,993

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	January 31
	2008	2007
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net loss	$(33,498)	$(5,679)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of purchased intangible assets	14,065	14,960
Depreciation and amortization of property, plant and equipment	3,027	2,004
Amortization of capitalized software development costs	471	295
In-process research and development	—	6,560
Write-off of capitalized software development costs	2,700	—
Amortization of debt issuance costs	616	328
Stock-based compensation	5,470	7,796
Minority interest and equity in earnings of affiliates	(227)	24

Net cash provided (used in) by operating activities before changes in working capital	(7,376)	26,288
Changes in operating assets and liabilities:
Accounts receivable, net	11,703	(2,623)
Inventories	(9,543)	35,289
Deferred tax assets	5,707	(1,903)
Prepaid expenses and other current assets	(16,421)	(14,458)
Other assets	(11,370)	(2,362)
Accounts payable	(4,605)	(6,905)
Income taxes payable	8,179	(1,705)
Tax benefit from stock-based compensation	(957)	(2,342)
Accrued compensation	934	(3,762)
Accrued warranty	(758)	(1,226)
Deferred revenue, net	17,225	6,862
Deferred tax liabilities	3,930	4,981
Accrued expenses and other liabilities	5,373	(13,796)

Net cash provided by operating activities	2,021	22,338

Cash flows from investing activities:
Software development costs capitalized	(662)	(1,145)
Purchase of property, plant and equipment	(5,383)	(6,571)
Acquisition of businesses, net of cash acquired	(2,858)	(259,857)

Net cash used in investing activities	(8,903)	(267,573)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,704	12,986
Tax benefit from stock-based compensation	957	2,342
Proceeds from long-term debt, net of costs	439	304,950
Repayment of long-term debt	(1,250)	(13)
Payment of debt amendment fees	(740)	—
Other	(31)	22

Net cash provided by financing activities	1,079	320,287

Effect of foreign exchange rate on cash and cash equivalents	112	273

Net increase (decrease) in cash and cash equivalents	(5,691)	75,325
Cash and cash equivalents at beginning of period	215,001	86,564

Cash and cash equivalents at end of period	$209,310	$161,889

Supplemental disclosure for cash flow information:
Cash paid for interest	$6,238	$3,556

Cash paid for income taxes	$2,232	$2,404

Supplemental schedule for non-cash transaction:
Issuance of common stock and stock options for acquisition	$—	$435,228

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation

The Company

VeriFone Holdings, Inc. (“VeriFone” or the “Company”) was incorporated in the state of Delaware on June 13, 2002. VeriFone designs, markets, and services electronic payment solutions that enable secure electronic payments among consumers, merchants, and financial institutions.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Unaudited Interim Financial Statements

The accompanying condensed consolidated balance sheet as of January 31, 2008 and condensed consolidated statements of operations and cash flows for the three months ended January 31, 2008 and 2007 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X and the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and notes normally provided in audited financial statements prepared under GAAP. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of January 31, 2008 and its results of operations and cash flows for the three months ended January 31, 2008 and 2007. The condensed consolidated balance sheet at October 31, 2007 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007 filed with the Securities and Exchange Commission.

Summary of Significant Accounting Policies

The Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, effective November 1, 2007. FIN 48 clarifies the accounting for income taxes recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position. FIN 48 indicates that an enterprise shall initially recognize the financial statement effects of a tax position when it is more likely than not of being sustained on examination, based on the technical merits of the position. In addition, FIN 48 indicates that the measurement of a tax position that meets the more likely than not threshold shall consider the amounts and probabilities of the outcomes that could be realized upon ultimate settlement. The impact on adoption of FIN 48 is described in Note 8, “Income Taxes”.

Other than this change, there have been no changes in the Company’s significant accounting policies during the three months ended January 31, 2008 as compared to the significant accounting policies described in the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates, and such differences may be material to the condensed consolidated financial statements.

Concentrations of Credit Risk

As of January 31, 2008, one customer accounted for 13.7% of the Company’s accounts receivable. As of October 31, 2007, no customer accounted for 10% or more of accounts receivable. No customer accounted for 10% or more of net revenues in the three months ended January 31, 2008 and 2007.

Recent Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to elect to measure financial assets and liabilities at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, provided the provisions of SFAS No. 157 are applied. The Company is evaluating SFAS No. 159 and has not yet determined the impact, if any, its adoption will have on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development as an indefinite-lived intangible asset until approved or discontinued rather than as an immediate expense, expensing restructuring costs in connection with an acquisition rather than considering them a liability assumed in the acquisition, the treatment of acquisition-related transaction costs, including the fair value of contingent consideration at the date of an acquisition, the recognition of changes in the acquirer’s income tax valuation allowance, and accounting for partial and/or step acquisitions.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies under SFAS No. 109, Accounting for Income Taxes. Early adoption is not permitted. When SFAS No. 141(R) becomes effective, which, for the Company, will be in the first quarter of fiscal year 2010, any adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) will be recorded through income tax expense, whereas currently the accounting treatment would require any adjustment to be recognized through the purchase price. The Company is currently evaluating SFAS No. 141(R) and has not yet determined the impact, if any, its adoption will have on the Company’s consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 requires the issuer of a convertible debt instrument with cash settlement features to account separately for the liability and equity components of the instrument. The debt would be recognized at the present value of its cash flows discounted using an entity specific nonconvertible debt borrowing rate at the time of issuance. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The FSP also requires accretion of the resultant debt discount over the expected life of the debt. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Entities are required to apply the FSP retrospectively for all periods presented. The Company is currently evaluating FSP APB 14-1 and has not yet determined the impact its adoption will have on the Company’s consolidated financial statements. However, the impact of this new accounting treatment will be significant and will result in a significant increase to non-cash interest expense beginning in fiscal year 2010 for financial statements covering past and future periods.

Note 2.	Balance Sheet and Statement of Operations Details

Inventories

Inventories consisted of the following (in thousands):

	January 31,	October 31,
	2008	2007

Raw materials	$36,276	$29,548
Work-in-process	6,911	3,849
Finished goods	73,524	73,771

	$116,711	$107,168

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	January 31,	October 31,
	2008	2007

Prepaid taxes	$54,467	$38,390
Prepaid expenses	14,047	15,266
Other receivables	6,420	7,827
Other current assets	4,069	1,930

	$79,003	$63,413

The Company had $1.5 million and $1.3 million of restricted cash as of January 31, 2008 and October 31, 2007, respectively. The restricted cash balances were comprised mainly of pledge deposits for bank guarantees.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchased Intangible Assets, net

Purchased intangible assets subject to amortization consisted of the following (in thousands):

	January 31, 2008			October 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value

Developed technology	$172,160	$(73,098)	$99,062	$172,564	$(64,981)	$107,583
Core technology	14,442	(14,442)	—	14,442	(14,442)	—
Trade name	22,225	(22,225)	—	22,225	(22,225)	—
Internal use software	4,399	(1,097)	3,302	4,485	(853)	3,632
Customer relationships	90,696	(37,695)	53,001	91,023	(32,165)	58,858

Total	$303,922	$(148,557)	$155,365	$304,739	$(134,666)	$170,073

Amortization of purchased intangibles assets for the three months ended January 31, 2008 and 2007 was allocated as follows (in thousands):

	Three Months Ended
	January 31,
	2008	2007

Included in cost of net revenues	$8,175	$9,609
Included in operating expenses	5,890	5,351

	$14,065	$14,960

Estimated future amortization expense of purchased intangible assets recorded as of January 31, 2008 is as follows (in thousands):

	Cost of Net	Operating
Fiscal Year	Revenues	Expenses	Total

2008 (remaining 9 months)	$23,721	$19,791	$43,512
2009	31,754	20,469	52,223
2010	24,853	11,995	36,848
2011	15,061	3,293	18,354
2012	2,683	466	3,149
Thereafter	990	289	1,279

Total	$99,062	$56,303	$155,365

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	Three Months
	Ended	Year Ended
	January 31,	October 31,
	2008	2007

Balance at beginning of period	$611,977	$52,689
Additions related to acquisitions	2,757	540,043
Resolution of tax contingencies and adjustments to tax reserves and valuation allowances established in purchase accounting	1,326	(5,229)
Currency translation adjustments	(3,571)	24,474

Balance at end of period	$612,489	$611,977

Accrued Warranty

Activity related to accrued warranty consisted of the following (in thousands):

	Three Months
	Ended	Year Ended
	January 31,	October 31,
	2008	2007

Balance at beginning of period	$11,667	$5,432
Warranty charged to cost of net revenues	2,329	3,664
Utilization of warranty	(3,434)	(13,089)
Change in estimates	312	4,768
Warranty liabilities assumed in acquisitions	35	10,892

Balance at end of period	10,909	11,667
Less current portion	(10,265)	(11,012)

Long-term portion	$644	$655

Deferred Revenue, net

Deferred revenue, net consisted of the following (in thousands):

	January 31,	October 31,
	2008	2007

Deferred revenue	$91,228	$58,992
Deferred cost of revenue	(19,680)	(4,669)

	71,548	54,323
Less current portion	(59,857)	(43,049)

Long-term portion	$11,691	$11,274

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	January 31,	October 31,
	2008	2007

Other tax liabilities(1)	$39,686	$39,310
Interest payable	1,538	2,620
Accounts payable related accrual	17,553	16,246
Accrued legal and audit fees	7,463	4,693
Other liabilities	22,637	23,596

Total other current liabilities	$88,877	$86,465

(1) Two of the Company’s Brazilian subsidiaries that were acquired as part of the Lipman acquisition have been notified of assessments regarding Brazilian customs penalties and interest that relate to alleged infractions in the importation of goods. The Company has accrued $19.5 million as of January 31, 2008 and $19.4 million as of October 31, 2007 related to these assessments. See Note 9. “Commitments and Contingencies” for additional information related to these tax assessments.

Other Income (Expense), net

Other income (expense), net consisted of the following (in thousands):

	Three Months
	Ended January 31,
	2008	2007

Foreign currency transaction gains (losses), net	$(5,363)	$27
Foreign currency contract gains (losses), net	642	(214)
Other, net	201	(74)

	$(4,520)	$(261)

Note 3.	Financings

The Company’s financings as of January 31, 2008 and October 31, 2007 consisted of the following (in thousands):

	January 31,	October 31,
	2008	2007

Term B Loan	$235,000	$236,250
1.375% Senior Convertible Notes	316,250	316,250
Capital lease and other notes payable	1,163	652

Total	552,413	553,152
Less current portion	(5,202)	(5,386)

Long-term portion	$547,211	$547,766

Secured Credit Facility

On October 31, 2006, the Company’s principal subsidiary, VeriFone, Inc. (the “Borrower”) entered into a credit agreement consisting of a Term B Loan facility of $500 million and a revolving loan permitting borrowings of up to $40 million (the “Credit Facility”). At January 31, 2008 and October 31, 2007, $235.0 million and

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$236.2 million, respectively, were outstanding under the Term B Loan and there was no borrowing under the revolving loan.

The Credit Facility is guaranteed by the Company and certain of its subsidiaries and is secured by collateral including substantially all of the Company’s assets and stock of the Company’s subsidiaries. Following the effective date of the First Amendment, described below, at the Company’s option, the Term B Loan bears interest at a rate of 2.00% over the three-month LIBOR, or 1% over the lender’s base rate, which was 5.25% as of January 31, 2008.

At October 31, 2007, prior to the First Amendment, described below, the Term B Loan bore interest at a rate of 7.11% which was 1.75% over the three-month LIBOR.

At the Borrower’s option, the revolving loan bears interest at a rate of 1.25% over the three-month LIBOR, or 0.25% over the lender’s base rate. The effective borrowing rates were 4.50% and 6.61% at January 31, 2008 and October 31, 2007, respectively.

The terms of the Credit Facility require the Company to comply with certain financial as well as non-financial covenants. As of January 31, 2008, the Company was in compliance with the covenants under the Credit Facility.

Effective January 25, 2008, the Borrower and VeriFone Intermediate Holdings, Inc. entered into a First Amendment to the Credit Agreement and Waiver (the “First Amendment”) with the Lenders under its Credit Facility. The Amendment extended the time periods for delivery of certain required financial information for the three month periods ended January 31, April 30 and July 31, 2007, the year ended October 31, 2007 and the three month period ended January 31, 2008. In connection with the First Amendment, the Borrower paid to the consenting Lenders a fee of $0.7 million, or 0.25% of the aggregate amount outstanding under Term B Loan and the amount of the revolving credit commitment made available by the consenting Lenders under the Credit Facility and agreed to an increase in the interest rate payable on the Term B Loan of 0.25% per annum.

On April 28, 2008, the Borrower and VeriFone Intermediate Holdings, Inc. entered into a Second Amendment to Credit Agreement (the “Second Amendment”) with the Lenders under its Credit Facility. The Second Amendment extends the time periods for delivery of certain required financial information for the three-month periods ended January 31, April 30 and July 31, 2007, the year ended October 31, 2007 and the three-month periods ended January 31 and April 30, 2008. In connection with the Second Amendment, the Borrower paid to consenting Lenders a fee of $0.7 million, or 0.25% of the aggregate amount outstanding under the Term B loan and the amount of the revolving credit commitment made available by the consenting Lenders, agreed to an increase in the interest rate payable on the Term B loan and any revolving commitments of 0.75% per annum, agreed to an increase of 0.125% per annum to the commitment fee for unused revolving commitments and agreed to an increase of 0.75% per annum to the letter of credit fees, each of which are effective from the date of the Second Amendment.

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

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.375% Senior Convertible Notes

On June 22, 2007, the Company issued and sold $316.2 million aggregate principal amount of its 1.375% Senior Convertible Notes due 2012 (the “Notes”) in an offering through Lehman Brothers Inc. and JP Morgan Securities Inc. (together the “initial purchasers”) to qualified institutional buyers pursuant to Section 4(2) of, and Rule 144A under the Securities Act. The net proceeds from the offering, after deducting transaction costs, were approximately $307.9 million. The Company incurred approximately $8.3 million of debt issuance costs. The transaction costs, consisting of the initial purchasers’ discounts and offering expenses, were primarily recorded in debt issuance costs, net and are being amortized to interest expense using the effective interest method over five years. The Company will pay 1.375% interest per annum on the principal amount of the Notes, payable semi-annually in arrears in cash on June 15 and December 15 of each year, commencing on December 15, 2007, subject to increase in certain circumstances as described below. The fair value of the 1.375% Senior Convertible Notes was $253.9 million as of January 31, 2008 based on the trading price at the end of the day.

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

As of January 31, 2008, none of the conditions allowing holders of the Notes to convert had been met. If a fundamental change, as defined in the indenture pursuant to which the Notes were issued, occurs prior to the maturity date, holders of the Notes may require the Company to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest (including additional interest, if any) to, but excluding, the repurchase date.

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

Due to the delay in the filing of the Company’s Annual Report on Form 10-K for fiscal 2007, the Company has not been able to register the Notes and the shares underlying the Notes. Accordingly, the interest rate on the Notes increased by 0.25% per annum on December 20, 2007 and by an additional 0.25% per annum on March 19, 2008 relating to the Company’s obligations under the Registration Rights Agreement. Once a registration statement covering the Notes and shares underlying the Notes is declared effective, such additional interest will cease to accrue. As of January 31, 2008, the Company accrued $0.9 million which was included in Other Current Liabilities on the Condensed Consolidated Balance Sheets.

In addition, the interest rate on the Notes increased an additional 0.25% per annum on May 1, 2008 (in addition to the additional interest described above) because the Company failed to file and deliver the 2007 Annual Report. Such additional 0.25% interest will cease to accrue upon the filing of the 2007 Annual Report. As of January 31, 2008, the fair value of the derivative related to this interest penalty on the Notes was determined to be $0.1 million and was included in Other Current Liabilities on the Condensed Consolidated Balance Sheets.

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

The cost incurred in connection with the note hedge transactions, net of the related tax benefit and the proceeds from the sale of the warrants, is included as a net reduction in additional paid-in capital in the accompanying condensed consolidated balance sheets as of January 31, 2008, in accordance with the guidance in Emerging Issues Task Force Issue No. 00-19 (“EITF 00-19”), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

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

Note 4.	Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows (in thousands):

	Three Months Ended January 31,
	2008	2007

Net loss	$(33,498)	$(5,679)
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,466)	6,335
Unrealized gain (loss) on interest rate hedge, net of tax	7	(19)

Comprehensive income (loss)	$(36,957)	$637

The components of accumulated other comprehensive income consisted of the following (in thousands):

	January 31,	October 31,
	2008	2007

Foreign currency translation adjustments	$18,758	$22,224
Unrecorded loss on interest rate hedges	(56)	(63)

Accumulated other comprehensive income	$18,702	$22,161

Note 5.	Stockholders’ Equity

The Company grants stock options and restricted stock units (“RSUs”) pursuant to stockholder approved stock option plans. The Company maintains certain equity incentive plans, as described in detail in Note 7 of Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the fiscal year ended October 31, 2007. All stock options and RSUs granted during the three months ended January 31, 2008 were granted under the 2006 Equity Incentive Plan.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

The Company follows SFAS No. 123(R), Share-Based Payment, which requires the measurement of compensation cost for all outstanding unvested share-based awards at fair value and recognizes compensation over the requisite service period for awards expected to vest. The following table summarizes stock-based compensation expense by classification recorded under SFAS No. 123(R) for the three months ended January 31, 2008 and 2007 (in thousands):

	Three Months Ended January 31,
	2008	2007

Cost of net revenues	$626	$917
Research and development	1,496	1,466
Sales and marketing	1,803	1,829
General and administrative	1,545	3,584

Total stock-based compensation	$5,470	$7,796

Valuation Assumptions

The Company estimates the grant-date fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R) and Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, using the weighted-average assumptions noted in the following table.

	Three Month Ended January 31,
	2008	2007

Expected term of the options (in years)	3.0	2.5
Risk-free interest rate	2.9%	4.9%
Expected stock price volatility	40.6%	41.1%
Expected dividend rate	0.0%	0.0%

The weighted average fair value of options granted during the three months ended January 31, 2008 and 2007 was $6.07 and $10.32, respectively. The weighted average fair value of RSUs granted during the three months ended January 31, 2008 and 2007 was $19.81 and $35.45 respectively.

Expected volatility of the stock is based on a blend of the Company’s peer group in the industry in which it does business and the Company’s historical volatility for its own stock.

The expected term represents the period of time that options granted are expected to be outstanding. The expected term of options granted is derived from the historical actual term of option grants and an estimate of future exercises during the remaining contractual period of the option.

The average risk-free interest rate is based on the U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the options used in the Black-Scholes valuation model.

Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under SFAS No. 123(R). The fair value of each RSU is equal to the market value of Company’s common stock on the date of grant.

The Company estimates forfeitures of options and RSUs based on historical experience and records compensation expense only for those awards that are expected to vest.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Performance Restricted Stock Units for the Company’s CEO

In January 2007, the Company made an award of up to 900,000 RSUs to the Company’s CEO. These RSUs may vest in three tranches of up to 300,000 RSUs each over a four-year period based upon annual growth in the Company’s net income, as adjusted, per share and its share price. Two-thirds of the RSUs are “performance units” that will vest based on achievement of net income, as adjusted, targets, and one-third of the RSUs are “market units” that will vest based on achievement of net income, as adjusted, targets and specified targets for the share price of the Company’s stock.

As of October 31, 2007, the Company cancelled 200,000 performance units and 100,000 market units because the related fiscal 2007 targets were not achieved.

The financial targets for the fiscal 2008 performance units were established upon filing of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007. The fair value of the 200,000 performance units will be based on the market value of Company’s common stock on the measurement date which will occur after publication of the Company’s financial results for the fiscal year ended October 31, 2007. The fair value of the 100,000 market units will be based on a Monte-Carlo simulation option-pricing model. The Monte-Carlo simulation option-pricing model takes into account the same input assumptions as the Black-Scholes model; however, it also further incorporates into the fair-value determination the possibility that the market condition may not be satisfied and the impact of the possible differing stock price paths. Up to 100,000 market units for 2008 will vest if the fiscal 2008 performance targets are achieved and the volume-weighted average price of the Company’s stock exceeds $51.84 per share during the 10 trading days beginning with the second full trading day following the Company’s announcement of financial results for the fiscal year ending October 31, 2008. The compensation cost will be recognized from the measurement date over the service period of these RSUs which starts on the measurement date and ends on October 31, 2008.

The financial targets for the 2009 performance units have not yet been determined; therefore, no measurement date has occurred for that tranche. The Company will value the fiscal 2009 performance units when all factors for measurement have been determined and a measurement date has occurred. Up to 100,000 stock units for the 2009 performance units will vest if the fiscal 2009 targets are achieved and the volume-weighted average price of the Company’s stock exceeds $62.20 per share during the 10 trading days beginning with the second full trading day following the Company’s announcement of financial results for the fiscal year ending October 31, 2010.

Because these shares are contingently issuable, they were excluded from the earnings per share calculation for the three months ended January 31, 2008 and 2007.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity Award Activity

Stock options activity for the three months ended January 31, 2008, was as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Term	Intrinsic Value
			(In Years)	(In Thousands)

Balance at November 1, 2007	8,331,637	$27.10
Granted	22,500	19.81
Exercised	(104,575)	8.84
Cancelled	(171,790)	25.76

Balance at January 31, 2008	8,077,772	$27.35	5.5	$16,346

Vested or expected to vest at January 31, 2008	6,809,091	$27.28	5.5	$13,936

Exercisable at January 31, 2008	1,887,301	$21.64	5.0	$7,499

RSUs activity for the three months ended January 31, 2008, was as follows:

	Number of	Aggregated
	Shares	Intrinsic Value
		(In Thousands)

Outstanding at November 1, 2007	749,750
Granted	7,500
Vested	(7,500)
Cancelled	—

Balance at January 31, 2008	749,750	$2,914

Vested or expected to vest at January 31, 2008	615,776	$2,285

The total intrinsic value of options exercised was $3.3 million during the three months ended January 31, 2008 and was $15.6 million during the three months ended January 31, 2007. The total fair value of RSUs vested during the three months ended January 31, 2008 was $0.2 million. No RSUs vested during the three months ended January 31, 2007.

Net cash proceeds from the exercises of stock options were $0.9 million for the three months ended January 31, 2008, and $13.8 million for the three months ended January 31, 2007.

As of January 31, 2008, total compensation cost related to unvested options and RSUs expected to vest but not yet recognized was $43.4 million and $3.3 million, respectively, and was expected to be recognized over a weighted-average period of 2.6 years for options and 2.4 years for RSUs.

Note 6.	Net Income (Loss) Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, less the weighted average number of common shares subject to repurchase. Diluted net loss per common share is computed using the weighted average number of common shares outstanding plus the effect of common stock equivalents, unless the common stock equivalents are anti-dilutive. The potential dilutive shares of the Company’s common stock resulting from the assumed exercise of outstanding stock options and equivalents, the assumed exercise of the warrants and the dilutive effect of the convertible senior notes are determined using the treasury stock method.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following details the computation of the net loss per common share (in thousands, except per share data):

	Three Months Ended January 31,
	2008	2007

Basic and diluted net loss per share:
Numerator:
Net loss	$(33,498)	$(5,679)

Denominator:
Weighted-average common shares outstanding	84,153	81,994
Less: Weighted-average shares subject to repurchase	—	(1,001)

Weighted-average shares used in computing basic net loss per share	84,153	80,993
Add dilutive securities:
Weighted-average shares subjects to repurchase	—	—
Stock options and restricted stock units	—	—

Weighted-average shares used in computing diluted net loss per share	84,153	80,993

Net loss per share:
Basic	$(0.40)	$(0.07)

Diluted	$(0.40)	$(0.07)

As of January 31, 2008 and 2007, options and restricted stock units to purchase 8.8 million and 9.3 million shares of Common Stock were excluded from the calculation of weighted average shares for diluted net loss per share, respectively as they were anti-dilutive.

The senior convertible notes are considered to be Instrument C securities as defined by EITF No. 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion (“EITF 90-19”); therefore, only the conversion spread relating to the senior convertible notes is included in the Company’s diluted earnings per share calculation, if dilutive. The potential dilutive shares of the Company’s common stock resulting from the assumed settlement of the conversion spread of the senior convertible notes are determined under the method set forth in EITF 90-19. Under such method, the settlement of the conversion spread of the senior convertible notes has a dilutive effect when the average share price of the Company’s common stock during the period exceeds $44.02. The average share price of the Company’s common stock during the quarter ended January 31, 2008 did not exceed $44.02.

Warrants to purchase 7.2 million shares of the Company’s common stock were outstanding at January 31, 2008, but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the average market price of the Company’s common stock during the quarter ended January 31, 2008; therefore, their effect was anti-dilutive.

Note 7.	Segment and Geographic Information

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

Net revenues and operating income (loss) of each business segment reflect net revenues generated within the segment, standard cost of System Solutions net revenues, actual cost of Services net revenues and expenses that directly benefit only that segment. Corporate net revenues and operating income (loss) reflect non-cash acquisition charges, including amortization of purchased core and developed technology assets, step-up of inventory and step-down in deferred revenue, and other corporate charges, including inventory obsolescence and scrap at corporate distribution centers, rework, specific warrant provisions, non-standard freight, over-and-under absorption of materials management, and supply chain engineering overhead. Corporate operating income (loss) also reflects the difference between the actual and standard cost of System Solutions net revenues and shared operating costs that benefit both segments, predominately research and development expenses and centralized supply chain management.

The following table sets forth net revenues and operating income (loss) for the Company’s segments (in thousands):

	Three Months Ended January 31,
	2008	2007

Net revenues:
International	$118,019	$128,797
North America	67,720	89,081
Corporate	(218)	(1,515)

Total net revenues	$185,521	$216,363

Operating income (loss):
International	$16,104	$31,424
North America	21,166	31,728
Corporate	(58,967)	(63,754)

Total operating loss	$(21,697)	$(602)

The Company’s long-lived assets which consist primarily of property, plant, and equipment, net by segment were as follows (in thousands):

	January 31,	October 31,
	2008	2007

International	$23,987	$24,271
North America	29,164	26,549

Total	$53,151	$50,820

The Company’s goodwill by segment was as follows (in thousands):

	January 31	October 31,
	2008	2007

International	$542,643	$542,186
North America	69,846	69,791

Total	$612,489	$611,977

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s total assets by segment were as follows (in thousands):

	January 31,	October 31,
	2008	2007

International	$1,124,524	$1,122,411
North America	422,085	424,898

Total	$1,546,609	$1,547,309

The Company’s depreciation and amortization expense of property, plant and equipment by segment was as follows (in thousands):

	Three Months Ended January 31,
	2008	2007

International	$1,732	$1,332
North America	1,295	672

Total	$3,027	$2,004

Geographic Information

The Company’s net revenues by geographic area were as follows (in thousands):

	Three Months Ended January 31,
	2008	2007

United States	$60,530	$79,585
Europe	57,683	71,155
Latin America	44,609	40,671
Asia	15,727	16,971
Canada	6,972	7,981

Total revenues	$185,521	$216,363

Revenues are allocated to the geographic areas based on the shipping destination of customer orders. Corporate revenues are included in the United States geographic area revenues.

The Company’s long-lived assets exclusive of intercompany accounts by geographic area as of January 31, 2008 and October 31, 2007 were as follows (in thousands):

	January 31,	October 31,
	2008	2007

North America	$29,164	$26,549
Europe	20,254	20,694
Asia	2,307	2,160
Latin America	1,426	1,417

Total	$53,151	$50,820

Note 8.	Income Taxes

Effective November 1, 2007, the Company adopted the provisions of FIN 48. FIN 48 establishes a single model to address accounting for uncertain tax positions by prescribing the minimum recognition threshold a tax position is

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

required to meet before being recognized in the financial statements. In addition, FIN 48 provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure, and transition.

As a result of the implementation of FIN 48, the Company recognized a $3.3 million increase in its existing liabilities for uncertain tax positions which has been recorded as a decrease of $1.4 million to the opening balance of retained earnings, an increase of $0.5 million to non-current deferred tax assets and an increase of $1.4 million to goodwill. At the adoption date, the Company had $18.8 million of gross unrecognized tax benefits and accrued interest and penalties of $3.7 million. If all of the Company’s unrecognized tax benefits were recognized, approximately $5.7 million would impact the Company’s effective tax rate. At November 1, 2007, the Company also reclassified $17.7 million from current to non-current taxes payable.

The Company has recorded the FIN 48 liability as a long-term liability as it does not expect significant payments to occur over the next 12 months. The Company’s existing positions will continue to generate an increase in liabilities for uncertain tax benefits. The Company will continue to recognize interest and penalties related to income tax matters in income tax expense.

The Company recorded a provision for income taxes of $2.9 million for the three months ended January 31, 2008 compared to a benefit of $3.9 million for the three months ended January 31, 2007. The increase in the provision for income taxes for the three months ended January 31, 2008 is primarily attributable to continued profitability of the Company’s international operations with no significant impact in the current period from discrete items. Included in the current fiscal quarter is a discrete item for FIN 48 interest of $0.3 million. In the fiscal quarter ended January 31, 2007, there were discrete items for the effect of in-process research and development from the Lipman acquisition as well as the tax effect of a state income tax rate change on the net deferred taxes.

As of January 31, 2008, the Company has recorded deferred tax assets on its balance sheet net of valuation allowance the realization of which is dependent upon the Company generating sufficient U.S. and certain foreign taxable income. Although realization is not assured, Management believes that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters when the Company reevaluates the underlying basis for its estimates of future domestic and certain foreign taxable income.

The Company is currently under audit by the Internal Revenue Service (“IRS”) for its fiscal years 2003 and 2004. Although the Company believes it has correctly provided income taxes for the years subject to audit, the IRS may adopt different interpretations. The Company has not yet received any final determinations with respect to this audit although certain adjustments have been agreed with the IRS. The liability associated with the agreed adjustments had been accrued in previous periods. Subsidiaries of the Company are also under audit by the Israeli tax authorities for the calendar years 2004 to 2006 and the Brazilian federal government for the periods between January 1, 2003 through the current date. With few exceptions, the Company is no longer subjected to tax examination outside of the U.S. for periods prior to 2000.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Commitments and Contingencies

Commitments

The Company leases certain real and personal property under noncancelable operating leases. Additionally, the Company subleases certain real property to third parties. Future minimum lease payments and sublease rental income under these leases as of January 31, 2008, were as follows (in thousands):

			Net
	Minimum	Sublease	Minimum
	Lease	Rental	Lease
Fiscal Year	Payments	Income	Payments

2008 (remaining 9 months)	$7,710	$100	$7,610
2009	7,433	86	7,347
2010	6,248	4	6,244
2011	4,905	—	4,905
2012	4,436	—	4,436
Thereafter	10,489	—	10,489

Total	$41,221	$190	$41,031

FASB Interpretation No. 48 (“FIN 48”) Liabilities

As of November 1, 2007, the amount of the unrecognized tax benefits was $22.4 million, including accrued interest and penalties, of which none is expected to be paid within one year. The Company is unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. However, it is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the normal expiration of various statutes of limitations or the possible conclusion of ongoing tax audits in various jurisdictions around the world.

Contingencies

Manufacturing Agreements

The Company works on a purchase order basis with third-party contract manufacturers and component suppliers with facilities in China, Singapore, Israel and Brazil to supply a majority of the Company’s finished goods inventories. The Company provides each contract manufacturer with purchase orders to cover the manufacturing requirements, which constitutes a binding commitment by the Company to purchase materials produced by the manufacturer as specified in the purchase order. The total amount of purchase commitments as of January 31, 2008 was approximately $71.4 million, and are generally paid within one year. Of this amount, $4.4 million has been recorded in other current liabilities in the accompanying Condensed Consolidated Balance Sheet as of January 31, 2008 because these commitments are not expected to have future value to the Company.

Litigation

Brazilian State Tax Assessments

State Value Added Tax

One of the Company’s Brazilian subsidiaries has been notified of a tax assessment regarding Brazilian state value added tax (“VAT”), for the periods from January 2000 to December 2001 that relates to products supplied to the Company by a contract manufacturer. The assessment relates to an asserted deficiency of 8.6 million Brazilian reais (approximately $4.8 million) including interest and penalties. The tax assessment was based on a clerical error in which the Company’s Brazilian subsidiary omitted the required tax exemption number on its invoices. Management does not expect that the Company will ultimately incur a material liability in respect of this

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assessment, because they believe, based in part on advice of the Company’s Brazilian tax counsel, that the Company is likely to prevail in the proceedings relating to this assessment. On May 25, 2005, the Company had an administrative hearing with respect to this audit. Management expects to receive the decision of the administrative body sometime in 2008. In the event the Company receives an adverse ruling from the administrative body, the Company will decide whether or not to appeal and would reexamine the determination as to whether an accrual is necessary. It is currently uncertain what impact this state tax examination may have with respect to the Company’s use of a corresponding exemption to reduce the Brazilian federal VAT.

Importation of Goods Assessments

Two of the Company’s Brazilian subsidiaries that were acquired as a part of the Lipman acquisition have been notified of assessments regarding Brazilian customs penalties that relate to alleged infractions in the importation of goods. The assessments were issued by the Federal Revenue Department in the City of Vitória, the City of São Paulo, and the City of Itajai. The assessments relate to asserted deficiencies totaling 26.9 million Brazilian reais (approximately $15.1 million) excluding interest. The tax authorities allege that the structure used for the importation of goods was simulated with the objective of evading taxes levied on the importation by under-invoicing the imported goods; the tax authorities allege that the simulation was created through a fraudulent interposition of parties, where the real sellers and buyers of the imported goods were hidden.

In the Vitória tax assessment, the fines were reduced from 4.7 million Brazilian reais (approximately $2.6 million) to 1.5 million Brazilian reais (approximately $0.8 million ) on a first level administrative decision on January 26, 2007. The proceeding has been remitted to the Taxpayers Council to adjudicate the appeal of the first level administrative decision filed by the tax authorities. The Company also appealed the first level administrative decision on February 26, 2007. In this appeal, the Company argued that the tax authorities did not have enough evidence to determine that the import transactions were indeed fraudulent and that, even if there were some irregularities in such importations, they could not be deemed to be the Company’s responsibility since all the transactions were performed by the third-party importer of the goods. Management expects to receive the decision of the Taxpayers Council sometime in 2008. In the event the Company receives an adverse ruling from the administrative body, the Company will decide whether or not to appeal to the judicial level. Based on the Company’s current understanding of the underlying facts, the Company believes that it is probable that its Brazilian subsidiary will be required to pay some amount of fines. At January 31, 2008 , the Company has accrued 4.7 million Brazilian reais (approximately $2.6 million), excluding interest, which it believes is the probable payment.

On July 12, 2007, the Company was notified of a first administrative level decision rendered in the São Paulo tax assessment, which maintained the total fine of 20.2 million Brazilian reais (approximately $11.4 million) imposed. On August 10, 2007, the Company appealed the first administrative level decision to the Taxpayers Council. A hearing was held on August 12, 2008 before the Taxpayers Council, but the Taxpayers Council did not render a decision pending its further review of the records. Management expects to receive the decision of the Taxpayers Council sometime in 2008. In the event the Company receives an adverse ruling from the Taxpayers Council, the Company will decide whether or not to appeal to the judicial level. Based on the Company’s current understanding of the underlying facts, the Company believes that it is probable that its Brazilian subsidiary will be required to pay some amount of fines. Accordingly, at January 31, 2008, the Company has accrued 20.2 million Brazilian reais (approximately $11.4 million), excluding interest.

On May 22, 2008, the Company was notified of a first administrative level decision rendered in the Itajai assessment, which maintained the total fine of 2.0 million Brazilian reais (approximately $1.1 million) imposed, excluding interest. On May 27, 2008, the Company appealed the first level administrative level decision to the Taxpayers Council. Based on the Company’s current understanding of the underlying facts, the Company believes that it is probable that its Brazilian subsidiary will be required to pay some amount of fines. Accordingly, at January 31, 2008, the Company has accrued 2.0 million Brazilian reais (approximately $1.1 million), excluding interest.

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

Patent Infringement Lawsuits

SPA Syspatronic AG v. VeriFone Holdings, Inc., VeriFone, Inc., et al.

On September 18, 2007, SPA Syspatronic AG (“SPA”) commenced this action in the United States District Court for the Eastern District of Texas, Marshall Division, against the Company and others, alleging infringement of U.S. Patent No. 5,093,862 purportedly owned by SPA. The plaintiff is seeking a judgment of infringement, an injunction against further infringement, damages, interest and attorneys’ fees. The Company filed an answer and counterclaims on November 8, 2007, and intends to vigorously defend this litigation. On January 28, 2008, the Company requested that the U.S. Patent and Trademark Office (the “PTO”) perform a re-examination of the patent. The PTO granted the request on April 4, 2008. The Company then filed a motion to stay the proceedings with the Court and on April 25, 2008, the Court agreed to stay the proceedings pending the re-examination. The case is still in the preliminary stages, and it is not possible to quantify the extent of the Company’s potential liability, if any. An unfavorable outcome could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flow.

Cardsoft, Inc. et al v. VeriFone Holdings, Inc., VeriFone, Inc., et al.

On March 6, 2008, Cardsoft, Inc. and Cardsoft (Assignment for the Benefit of Creditors), LLC (“Cardsoft”) commenced this action in the United States District Court for the Eastern District of Texas, Marshall Division, against the Company and others, alleging infringement of U.S. Patents No. 6,934,945 and No. 7,302,683 purportedly owned by Cardsoft. The plaintiff is seeking a judgment of infringement, an injunction against further infringement, damages, interest and attorneys’ fees. The Company intends to vigorously defend this litigation. The case is still in the preliminary stages, and it is not possible to quantify the extent of the Company’s potential liability, if any. An unfavorable outcome could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flow.

Class Action and Derivative Lawsuits

On or after December 4, 2007, several securities class action claims were filed against the Company and certain of the Company’s officers. The various complaints specify different class periods, with the longest proposed class period being August 31, 2006 through December 3, 2007. These lawsuits have been consolidated in the U.S. District Court for the Northern District of California as In re VeriFone Holdings, Inc. Securities Litigation, C 07-6140 MHP. The original actions were: Eichenholtz v. VeriFone Holdings, Inc. et al., C 07-6140 MHP; Lien v. VeriFone Holdings, Inc. et al., C 07-6195 JSW; Vaughn et al. v. VeriFone Holdings, Inc. et al., C 07-6197 VRW (Plaintiffs voluntarily dismissed this complaint on March 7, 2008); Feldman et al. v. VeriFone Holdings, Inc. et al., C 07-6218 MMC; Cerini v. VeriFone Holdings, Inc. et al., C 07-6228 SC; Westend Capital Management LLC v. VeriFone Holdings, Inc. et al., C 07-6237 MMC; Hill v. VeriFone Holdings, Inc. et al., C 07-6238 MHP; Offutt v. VeriFone Holdings, Inc. et al., C 07-6241 JSW; Feitel v. VeriFone Holdings, Inc., et al., C 08-0118 CW. On March 17, 2008 the Court held a hearing on Plaintiffs’ motions for Lead Plaintiff and Lead Counsel and in May 2008, the Court requested additional briefing on these matters, which was submitted in June 2008. The Company currently expects that following the Court’s order appointing Lead Plaintiff and Lead Counsel, a Consolidated Complaint will be filed. Each of the consolidated actions

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

alleges, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, based on allegations that the Company and the individual defendants made false or misleading public statements regarding the Company’s business and operations during the putative class periods, and seeks unspecified monetary damages and other relief. At this time, the Company has not recorded any liabilities as the Company is unable to estimate any potential liability.

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

The foregoing cases are still in the preliminary stages, and the Company is not able to quantify the extent of the its potential liability, if any. An unfavorable outcome in any of these matters could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow. In addition, defending this litigation is likely to be costly and may divert management’s attention from the day-to day operations of the Company’s business.

Regulatory Actions

The Company has responded to inquiries and provided information and documents related to the restatement of its fiscal 2007 interim financial statements to the Securities and Exchange Commission, the Department of Justice, the New York Stock Exchange and the Chicago Board Options Exchange. The SEC has also expressed an interest in interviewing several current and former officers and employees of the Company, and the Company is continuing to cooperate with the SEC in responding to the SEC’s requests for information. The Company is unable to predict what consequences, if any, any investigation by any regulatory agency may have on the Company. There is no assurance that other regulatory inquiries will not be commenced by other U.S. federal, state or foreign regulatory agencies.

Other Litigation

The Company is subject to various other legal proceedings related to commercial, customer, and employment matters that have arisen during the ordinary course of business. Although there can be no assurance as to the ultimate disposition of these matters, the Company’s management has determined, based upon the information

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

available at the date of these financial statements, that the expected outcome of these matters, individually or in aggregate, will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Note 10.	Restructuring Charges

In January 2008, management approved and committed the Company to a plan to reduce the Company’s cost structure. The restructuring plan applied to employees worldwide. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company accrued and expensed $2.1 million of one-time termination benefits related to employee severance and other related benefits in January 2008 of which $0.3 million is in the North America segment and the balance in the International segment. As of January 31, 2008, $0.5 million has been paid in the International segment. Approximately $2.3 million and $0.1 million of additional one-time termination benefits will be recorded in the International and the North America segments, respectively, within the next six months as the Company is still in the process of notifying employees affected by the restructuring plan.

Other restructuring plans from prior periods have not changed materially during the three months ended January 31, 2008 as compared to “Note 8 — Restructuring Charges” in the Company’s audited consolidated financial statements, included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007.

Note 11.	Business Combination

Peripheral Computer Industries Pty Limited

On December 13, 2007, the Company’s wholly-owned subsidiary, VeriFone Systems Australia Pty Ltd, acquired certain assets of Peripheral Computer Industries Pty Limited (“PCI”) in accordance with an asset purchase agreement, between Peripheral Computer Industries Pty Limited and VeriFone Systems Australia Pty Ltd. The acquisition was an all-cash transaction of approximately $2.9 million including acquisition costs. The assets acquired as a result of the PCI acquisition consisted primarily of intangible assets related to technology and customer relationships. The agreement also provides for additional consideration to be paid in the form of an earn-out amount of up to $6.8 million, if certain target revenues are achieved at the end of the 36-month earn-out period. The earn-out payment to be made is not included in the $2.9 million approximate total purchase price mentioned above. The earn-out payments to be made under the agreement, if any, will be recorded as an additional cost of the acquisition at such time as they are paid. The results of operations were included in the condensed consolidated financial statements from the acquisition date. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. In some cases, forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and assumptions made by management. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A “Risk Factors” below and in Item 1A of our Annual Report on Form 10-K for the year ended October 31, 2007 filed with the SEC. The following discussion should be read in conjunction with our consolidated financial statements and related notes included in our 2007 Annual Report on Form 10-K and the condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Unless required by law, we expressly disclaim any obligation to update publicly any forward-looking statements, whether as result of new information, future events, or otherwise.

When we use the terms “VeriFone,” “we,” “us,” and “our” in this item, we mean VeriFone Holdings, Inc., a Delaware corporation, and its consolidated subsidiaries.

Restatement

On December 3, 2007, we announced that our management had identified errors in accounting related to the valuation of in-transit inventory and allocation of manufacturing and distribution overhead to inventory and that as a result of these errors, we anticipated that a restatement of our unaudited condensed consolidated financial statements for the interim periods during our fiscal year ended October 31, 2007 would be required. Our Audit Committee conducted an independent investigation into the errors in accounting that led to the anticipated restatement. The Audit Committee engaged independent counsel, Simpson Thacher & Bartlett LLP (“Simpson Thacher”), to conduct the independent investigation under the Audit Committee’s supervision. Simpson Thacher engaged Navigant Consulting, Inc. (“Navigant”) as independent forensic accountants. The scope of the investigation was proposed by Simpson Thacher in consultation with Navigant and approved by the Audit Committee. The investigation covered among other things (1) the circumstances surrounding the errors identified by management and described in our December 3, 2007 announcement; (2) whether additional errors existed requiring further restatement in the interim periods of fiscal year 2007 and the determinations of the adjustments required to correct and restate our interim financial statements; and (3) whether evidence existed indicating that periods prior to fiscal year 2007 may also be required to be restated.

We announced on April 2, 2008 that the Audit Committee investigation was complete and had confirmed the existence of the errors in accounting identified in our December 3, 2007 announcement. In particular, the investigation confirmed that incorrect manual journal and elimination entries had been made primarily by our Sacramento, California supply chain accounting team with respect to several inventory-related matters and identified certain additional errors. Management also made additional adjustments to reduce certain accruals which had been recorded, such as bonuses, which were accrued based upon information which, following the restatement, was no longer accurate. The Audit Committee investigation also concluded that existing policies with respect to manual journal entries were not followed and that the review processes and controls in place were not sufficient to identify and correct the errors in a timely manner. The Audit Committee investigation found no evidence that any period prior to fiscal year 2007 required restatement.

The Audit Committee investigation and restatement process has resulted in delays to the completion of our fiscal year 2007 annual financial statements and fiscal year 2008 interim financial statements and we have incurred and will continue to incur significant costs related to this process. In addition, a number of securities class action complaints were filed against us and certain of our officers, and a number of derivative actions were filed against certain of our current and former directors and officers. The costs of the investigation, the restatement and defense of the related litigation, as well as the time and energy required to be devoted to these matters by our management, has had a significant impact on our results of operations and may continue to do so for the foreseeable future.

In connection with the Audit Committee investigation and restatement process, we identified material weaknesses in our internal control over financial reporting, as a result of which our senior management concluded that our disclosure controls and procedures were not effective. These material weaknesses and management’s remediation efforts are summarized under “Item 4 — Controls and Procedures” in this Quarterly Report.

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

Our industry’s growth continues to be driven by the long-term shift towards electronic payment transactions and away from cash and checks in addition to the need for improved security standards. Internationally, growth rates have been higher because of the relatively low penetration rates of electronic payment transactions in many countries and interest by governments in modernizing their economies and using electronic payments as a means of improving value-added tax or VAT, and sales tax collection. Recently, additional factors have driven growth, including the shift from dial up to internet protocol, or IP, based and wireless communications, personal identification number, or PIN, based debit transactions, and advances in computing technology which enable vertical solutions and non-payment applications to reside at the point of sale.

Revenues recognized in our fiscal quarters tend to be back-end loaded as we receive sales orders and deliver our System Solutions increasingly towards the end of each fiscal quarter including the fourth quarter. This back-end loading may adversely affect our results of operations in a number of ways. First, if we expect to receive sales orders that do not materialize at the end of the fiscal quarter or if we do not receive them with sufficient time to deliver our systems solutions and recognize revenue in that fiscal quarter, our revenues and profitability may be adversely affected. In addition, the manufacturing processes at our internal manufacturing facility could become concentrated in a shorter time period which could increase labor and other manufacturing costs and negatively impact gross margins. If, on the other hand, we were to hold higher inventory levels to counteract this we would be subject to an enhanced risk of inventory obsolescence. The concentration of orders may also make it difficult to accurately forecast component requirements and, as a result, we could experience a shortage of the components needed for production, possibly delaying shipments and causing lost orders. This could cause us to fail to meet our revenue and operating profit expectations for a particular quarter and could increase the fluctuation of our quarterly results if shipments are delayed from one fiscal quarter to the next or orders are cancelled by customers.

Security has become a driving factor in our business as our customers endeavor to meet ever escalating governmental statutory requirements related to the prevention of identity theft as well as operating regulation safeguards from the credit and debit card associations, including Visa International, or Visa, MasterCard Worldwide, or MasterCard, American Express, Discover Financial Services and JCB Co., Ltd., or JCB. In 2006, these card associations established the Payment Card Industry Council, or PCI Council, to oversee and unify industry standards in the areas of credit card data security, referred to as the PCI-PED standard which consists of PIN-entry device security, or PED, and the PCI Data Security Standard, or PCI-DSS, standard.

We operate in two business segments: North America and International. We define North America as the United States and Canada, and International as all other countries from which we derive revenues.

We believe that demand for wireless, IP enabled, PIN based debit and more secure systems will continue worldwide. In addition, demand in emerging economies will continue to grow as these economies develop and seek to collect more VAT. We continue to devote R&D resources to address these market needs.

Results of Operations

Net Revenues

We generate net revenues through the sale of our electronic payment systems and solutions that enable electronic payments, which we identify as System Solutions, and to a lesser extent, warranty and support services, field deployment, installation and upgrade services, and customer specific application development, which we identify as Services.

Net revenues, which include System Solutions and Services, are summarized in the following table (in thousands, except percentages):

	Three Months Ended January 31,
			Net	Percentage
	2008	2007	Change	Change

Systems Solutions	$155,601	$188,966	$(33,365)	(17.7)%
Services	29,920	27,397	2,523	9.2%

Total	$185,521	$216,363	$(30,842)	(14.3)%

System Solutions

System Solutions net revenues decreased $33.4 million, or 17.7%, to $155.6 million for the three months ended January 31, 2008 from $189.0 million for the three months ended January 31, 2007. System Solutions net revenues comprised 83.9% of total net revenues for the three months ended January 31, 2008 as compared to 87.3% for the three months ended January 31, 2007.

International System Solutions net revenues for the three months ended January 31, 2008 decreased $9.9 million, or 8.7%, to $103.9 million compared to the three months ended January 31, 2007 primarily due to a $10.2 million or 16.9% decline in Europe’s System Solutions net revenues due to loss of market share as a result of system issues in the region’s newly implemented enterprise resource planning system and poor sales and supply chain execution which for the most part caused sales to be deferred to the second quarter. In addition, revenues were adversely impacted by increased pricing competition from our principal competitors in Europe and Latin America and local competitors in Asia. Partially offsetting the European decline was a $2.3 million or 6.2% increase in Latin America’s Systems Solutions net revenues. The primary driver was increased sales in our Brazilian financial and vertical business, such as prepaid top-ups, medical and healthcare, as well as Caribbean and Venezuelan growth which more than offset a decline in Mexico. Mexican revenues declined due to a transition to a less favorable tax regime from the government sponsored terminalization program.

North America System Solutions net revenues for the three months ended January 31, 2008 decreased $24.0 million or 31.7% to $51.7 million. The biggest driver for this decline was the effect of a deferral into second quarter revenue of $23.4 million of sales to The Phoenix Group, which could not be recognized as revenue in the first quarter because all revenue recognition criteria were not met. Sales to this customer were significantly larger than historic run rates due largely to our strategic decision to re-align domestic sales to independent selling organizations, or ISOs, through The Phoenix Group and away from another distributor. The decision was taken in order to provide enhanced supply chain efficiencies, more predictable ordering patterns and better market penetration. In addition, our U.S. Financial business, which sells payment systems to small and medium sized businesses through ISOs and payment processors, was constrained overall due to adverse economic conditions which slowed store openings. Also, the prior year quarter included revenue from a legacy check processing system which has since terminated. Moreover, the Petroleum Solutions business declined due to an unfavorable economic climate and high petroleum prices which affected the retail petroleum market. Partially offsetting these declines was a strong performance in multi-lane retail, where customers are buying devices to comply with enhanced PCI security standards.

Services

Services net revenues increased $2.5 million, or 9.2%, to $29.9 million for the three months ended January 31, 2008 from $27.4 million for the three months ended January 31, 2007. The majority of the growth was associated with North America services related to taxicab payment solution deployments. International service revenue growth in Brazil and Asia was offset by a decline in European refurbishment contracts.

Gross Profit

The following table shows the gross profit for System Solutions and Services (in thousands, except percentages):

	Amounts		Gross Profit Percentage
	Three Months Ended January 31,
	2008	2007	2008	2007

Systems Solutions	$45,997	$55,675	29.6%	29.5%
Services	11,367	12,948	38.0%	47.3%

Total	$57,364	$68,623	30.9%	31.7%

Gross profit on System Solutions decreased $9.7 million, or 17.4%, to $46.0 million for the three months ended January 31, 2008 from $55.7 million for the three months ended January 31, 2007. Gross profit on System Solutions represented 29.6% of System Solutions net revenues for the three months ended January 31, 2008 up from 29.5% for the three months ended January 31, 2007. The slight increase in gross profit percentage was due to the favorable impact of lower amortization of inventory step-up associated with the acquisition of Lipman which was mostly offset by unfavorable operational results.

North America gross profit percentage declined primarily due to the growth in Multi-lane system solutions, which carry lower than average gross margins, and the lower proportion of Petroleum system solution sales, which carry higher than average gross margins. In addition, we experienced pricing pressure in landline and to a lesser degree wireless solutions. Partially offsetting this decrease was the reduction of sales of a low margin custom legacy check processing solution for which sales effectively terminated in the three months ended January 31, 2007.

International gross profit percentage declined primarily due to the higher proportion of Latin America system solutions revenues, which typically carry lower than average margins, and the lower proportion of Europe system solutions revenues, which generally carry higher than average margins. Also, our European margins were unfavorably impacted by price competition in Eastern Europe and the Gulf States.

International sales, which typically carry lower gross margins relative to domestic gross margins, increased proportionally with a resulting adverse impact on total gross margins.

Corporate costs decreased as a percentage of System Solutions net revenues primarily due to the reduction of amortization of inventory step-up and purchased core and developed technology assets as a result of the Lipman acquisition. The amortization amounted to 5.3% of Systems Solutions net revenues for the three months ended January 31, 2008 compared to 10.6% for the three months ended January 31, 2007. Corporate costs were adversely impacted by a reduction in the standard freight costs allocated to the sales regions due to the reduction in the usage of air freight and increased charges for excess and obsolete inventory. Corporate costs are comprised of non-cash acquisition charges, including amortization of purchased core and developed technology assets, step-up of inventory and step-down in deferred revenue, and other Corporate charges, including inventory obsolescence and scrap at corporate distribution centers, rework, specific warranty provisions, non-standard freight, over-and-under absorption of materials management, and supply chain engineering overhead. Since these costs are generally incurred on a company-wide basis, it is impractical to allocate them to either the North America or International segment.

Gross profit on Services decreased $1.6 million, or 12.2%, to $11.4 million for the three months ended January 31, 2008 from $12.9 million for the three months ended January 31, 2007. Gross profit on Services represented 38.0% of Services net revenues for the three months ended January 31, 2008 as compared to 47.3% for the three months ended January 31, 2007. The decline was primarily due to the non recurrence of a large European services project which was delivered in the three months ended January 31, 2007 and the diseconomies of scale related to the European revenue decline in the three months ended January 31, 2008. Partially offsetting this reduction was a slight increase in gross profit percentage in North America, primarily due to growth in the services associated with our taxicab payment solutions.

Research and Development Expenses

Research and development (“R&D”) expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended January 31,
			Net	Percentage
	2008	2007	Change	Change

Research and development	$22,462	$16,898	$5,564	32.9%
Percentage of net revenues	12.1%	7.8%

R&D expenses in the three months ended January 31, 2008, increased $5.6 million compared to the three months ended January 31, 2007 primarily due to a $2.7 million write-off of capitalized software development costs. The write-off was due to our restructuring activities and a change in our approach to the French market. In addition, personnel costs increased $1.9 million primarily due to higher headcount and unfavorable currency exchange rates, and $0.8 million in restructuring costs.

Sales and Marketing Expenses

Sales and marketing expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended January 31,
			Net	Percentage
	2008	2007	Change	Change

Sales and marketing	$24,643	$23,040	$1,603	7.0%
Percentage of net revenues	13.3%	10.6%

Sales and marketing expenses increased in the three months ended January 31, 2008, compared to the three months ended January 31, 2007 largely attributable to $1.0 million of increased marketing and sales events and promotions, and $0.4 million of restructuring costs.

General and Administrative Expenses

General and administrative expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended January 31,
			Net	Percentage
	2008	2007	Change	Change

General and administrative	$26,066	$17,376	$8,690	50.0%
Percentage of net revenues	14.1%	8.0%

General and administrative expenses in the three months ended January 31, 2008 increased $8.7 million compared to the three months ended January 31, 2007 mostly resulting from $6.1 million of costs related to the independent investigation and restatement, a $1.4 million increase in professional services fees, a $2.0 million increase in personnel cost largely attributable to higher employee compensation and the impact of unfavorable foreign exchange rates and a $0.8 million increase in restructuring costs. These increases were partially offset by a $2.0 million decrease in stock-based compensation.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets increased $0.5 million to $5.9 million for the three months ended January 31, 2008 compared with $5.4 million for the three months ended January 31, 2007 primarily due to the fluctuation of foreign currency exchange rates.

Interest Expense

Interest expense decreased $3.3 million in the three months ended January 31, 2008 compared to the three months ended January 31, 2007 mostly attributable to the lower effective interest rate in the three months ended January 31, 2008. In June 2007, we repaid an aggregate of $263.0 million of the Term B Loan which had an interest rate of 7.11% with a portion of the proceeds from the issuance of the 1.375% Senior Convertible Notes which bears interest at a rate of 1.375%.

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 will require us to account separately for the liability and equity components of our convertible debt. The debt would be recognized at the present value of its cash flows discounted using our nonconvertible debt borrowing rate at the time of issuance. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The FSP also requires accretion of the resultant debt discount over the expected life of the debt. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Entities are required to apply the FSP retrospectively for all periods presented. We are currently evaluating FSP APB 14-1 and have not yet determined the impact its adoption will have on our consolidated financial statements. However, the impact of this new accounting treatment will be significant and will result in a significant increase to non-cash interest expense beginning in fiscal year 2010 for financial statement covering past and future periods.

Interest Income

Interest income increased $1.1 million in the three months ended January 31, 2008 compared to the three months ended January 31, 2007. This increase was attributable to the higher average cash and cash equivalents balances during the three months ended January 31, 2008 compared to January 31, 2007.

Other Income (Expense), Net

Other income (expense), net for the three months ended January 31, 2008 was $4.5 million of expense primarily resulting from $4.7 million net foreign exchange loss on transactions, and settlements of currency derivative transactions. $4.6 million of the foreign currency loss is due to a deferred tax liability in Israel which is denominated in Israeli Shekels. This is a non-cash charge and is not expected to be settled in the foreseeable future.

Provision for Income Taxes

We recorded a provision for income taxes of $2.9 million for the three months ended January 31,2008 compared to a benefit of $3.9 million for the three months ended January 31, 2007. The increase in the provision for income taxes for the three months ended January 31, 2008 is primarily attributable to continued profitability of our international operations with no significant impact in the current period from discrete items. Included in the current quarter is a discrete item for FIN 48 interest of $0.3 million. In the three months ended January 31, 2007, there were discrete items for the effect of in-process research and development from the Lipman acquisition as well as the tax effect of a state income tax rate change on the net deferred taxes.

As of January 31, 2008, we have recorded deferred tax assets on our balance sheet net of valuation allowance the realization of which is dependent upon us generating sufficient U.S. and certain foreign taxable income. Although realization is not assured, Management believes that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters when we reevaluate the underlying basis for our estimates of future domestic and certain foreign taxable income.

We are currently under audit by the Internal Revenue Service (“IRS”) for fiscal years 2003 and 2004. Although we believe we have correctly provided income taxes for the years subject to audit, the IRS may adopt different interpretations. We have not yet received any final determinations with respect to this audit. The Israeli tax authorities have also begun an audit of certain of our subsidiaries for the calendar years 2004 to 2006 and the Brazilian tax authorities are auditing certain of our subsidiaries for the periods between January 1, 2003 through the current date. With few exceptions, we are no longer subjected to tax examination outside of the U.S. for periods prior to 2000.

As discussed in Note 8 of the Notes to Condensed Consolidated Financial Statements, effective November 1, 2007, we adopted the provisions of FIN 48. FIN 48 establishes a single model to address accounting for uncertain tax positions by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. In addition, FIN 48 provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Segment Information

The following table reconciles segmented net revenues and operating income to totals for the three months ended January 31, 2008 and 2007. Corporate net revenues and operating income (loss) reflect non-cash acquisition charges, including amortization of purchased core and developed technology assets, step-up of inventory and step-down in deferred revenue, amortization of purchased core and developed technology assets, and other corporate charges, including inventory obsolescence and scrap at corporate distribution centers, rework, specific warrant provisions, non-standard freight, over-and-under absorption of materials management, and supply chain engineering overhead. Corporate operating loss also reflects the difference between the actual and standard cost of System Solutions net revenues and shared operating costs that impact both segments, predominately research and development expenses and centralized supply chain management.

	Three Months Ended January 31,
			Net	Percentage
	2008	2007	Change	Change
	(In thousands, except for percentages)

Net revenues
International	$118,019	$128,797	$(10,778)	(8.4)%
North America	67,720	89,081	(21,361)	(24.0)%
Corporate	(218)	(1,515)	1,297	85.6%

Total net revenues	$185,521	$216,363	$(30,842)	(14.3)%

Operating income (loss)
International	$16,104	$31,424	$(15,320)	(48.8)%
North America	21,166	31,728	(10,562)	(33.3)%
Corporate	(58,967)	(63,754)	4,787	7.5%

Total operating loss	$(21,697)	$(602)	$(21,095)	(3,504.2)%

The net revenues decline in International for the three months ended January 31, 2008 as compared to the three months ended January 31, 2007 was primarily driven by a decrease of approximately $9.9 million in System Solutions and $0.8 million in Services net revenues. See “Results of Operations — Net Revenues.”

The decrease in net revenues in North America for the three months ended January 31, 2008 as compared to the three months ended January 31, 2007 was mainly due to a decrease of $24.0 million in System Solutions net revenues offset by an increase of $2.6 million in Services net revenues. See “Results of Operations — Net Revenues.”

The decrease in International operating income for the three months ended January 31, 2008 compared to the three months ended January 31, 2007 was mainly due to decreased net revenues, lower gross profit percentage, and higher operating expenses. See “Results of Operations — Gross Profit.”

The decrease in operating income for North America for the three months ended January 31, 2008 as compared to the three months ended January 31, 2007 was mainly due to decreased net revenues, decreased gross profit percentage, and slightly higher operating expenses. See “Results of Operations — Gross Profit.”

The decrease in Corporate operating loss for the three months ended January 31, 2008 was primarily due to the $17.0 million amortization of step-up in inventory and in-process research and development charges recorded in the three months ended January 31, 2007 in relation to the Lipman acquisition. In addition, stock-based compensation decreased by $2.3 million. The decrease was partially offset by $6.1 million of costs related to the independent investigation and restatement.

Liquidity and Capital Resources

	Three Months Ended January 31,
	2008	2007
	(In thousands)

Net cash provided by (used in):
Operating activities	$2,021	$22,338
Investing activities	(8,903)	(267,573)
Financing activities	1,079	320,287
Effect of exchange rate fluctuation on cash and cash equivalents	112	273

Net increase (decrease) in cash and cash equivalents	$(5,691)	$75,325

Our primary liquidity and capital resource needs are to service our debt, finance working capital, and to make capital expenditures and investments. At January 31, 2008, our primary sources of liquidity were cash and cash equivalents of $209.3 million and our $40 million unused revolving credit facility.

Operating Activities

Cash flow from operating activities was $2.0 million for three months ended January 31, 2008.

Cash flow used in operations before changes in working capital amounted to $7.4 million for the three months ended January 31, 2008 and consisted of $33.5 million net loss adjusted for $26.1 million of non-cash items such as amortization of intangible assets, stock-based compensation expense, depreciation related to property, plant, and equipment, amortization debt issuance and write-off of capitalized software.

Cash flow from operations due to changes in working capital netted to $9.4 million during the three months ended January 31, 2008. The main drivers are as follows:

•	A $17.2 million increase in deferred revenue primarily due to the deferral of revenues from certain distribution channels as a result of not meeting all necessary revenue recognition criteria;

•	A $11.7 million decrease in accounts receivable due to lower revenues;

•	A $9.6 million decrease in net deferred tax assets;

•	A $8.2 million increase in income taxes payable; and

•	A $5.4 million increase in accrued expenses and other liabilities mainly due to accrued investigation and restatement related costs and audit fees.

Offset by:

•	A $16.4 million increase in prepaid expenses and other current assets primarily due to an increase in prepaid income taxes;

•	A $11.4 million increase in other assets primarily due to the deferral of costs for goods for inventory delivered to customers for which the net revenues and associated cost of net revenues is recognized as the customers are billed;

•	A $9.5 million increase in inventories for projected sales; and

•	A $4.6 million decrease in accounts payable due to timing of purchases of inventory and services.

Investing Activities

Cash used in investing activities was $8.9 million for the three months ended January 31, 2008 and primarily consists of $5.4 million in purchases of property, plant and equipment, $2.9 million used in the PCI acquisition, net of cash acquired and $0.7 million capitalization of software development costs.

Financing Activities

The $1.1 million cash provided by financing activities in the three months ended January 31, 2008 primarily consists of $1.7 million in proceeds from the exercise of stock options and $1.0 million from the tax benefit derived from stock- based compensation. These increases were partially offset by $1.3 million repayment of long-term debt and $0.7 million of debt amendment fees.

We believe that we have the financial resources to meet our business requirements for the next twelve months, including capital expenditures, working capital requirements, and future strategic investments, and to comply with our financial covenants.

Contractual Obligations:

The following table summarizes our contractual obligations as of January 31, 2008 (in thousands):

		Less Than	1 to	3 to	More Than
	Total	1 Year	3 Years	5 Years	5 Years

Term B Loan (including interest)(1)	$302,626	$21,650	$33,843	$32,810	$214,323
Senior convertible notes (including interest)	336,516	5,046	8,697	322,773	—
Capital lease obligations	166	38	128	—	—
Operating leases	41,221	7,710	13,681	9,341	10,489
Minimum purchase obligations	71,440	71,440	—	—	—

	$751,969	$105,884	$56,349	$364,924	$224,812

(1)	Interest in the above table has been calculated using the rate effective at January 31, 2008.

FASB Interpretation No. 48 (“FIN 48”) Liabilities

As of November 1, 2007, the amount of the unrecognized tax benefits was $22.4 million, including accrued interest and penalties, of which none is expected to be paid within one year. We are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. However, it is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the normal expiration of various statutes of limitations or the possible conclusion of ongoing tax audits in various jurisdictions around the world.

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

As noted above, management excludes the following items from EBITDA, as adjusted:

•	Provision for (benefit from) income taxes. While income taxes are directly related to the amount of pre-tax income, they are also impacted by tax laws and the company’s tax structure. As the tax laws and our tax structure are not under the control of our operational managers, management believes that the provision for (benefit from) income taxes should be excluded when evaluating our operational performance.

•	Interest expense and interest income. While working capital supports the business, management does not believe that related interest expense or interest income is directly attributable to the operating performance of our business.

•	Depreciation of property, plant and equipment. Management excludes depreciation because while tangible assets support the business, management does not believe the related depreciation costs are directly attributable to the operating performance of our business. In addition, depreciation may not be indicative of current or future capital expenditures.

•	Amortization of capitalized software. Management excludes amortization of capitalized software because while capitalized software supports the business, management does not believe the related amortization costs are directly attributable to the operating performance of our business. In addition, amortization of capitalized software may not be indicative of current or future expenditures to develop software.

•	Amortization of certain acquisition related items. We incur amortization of purchased core and developed technology assets, amortization of purchased intangible assets, amortization of step-down in deferred revenue on acquisition, and amortization of step-up in inventory on acquisition in connection with acquisitions. Management excludes these items because it does not believe these expenses are reflective of ongoing operating results in the period incurred. These amounts arise from prior acquisitions and management does not believe that they have a direct correlation to the operation of our business.

•	In-process research and development. We incur IPR&D expenses when technological feasibility for acquired technology has not been established at the date of acquisition and no future alternative use for such technology exists. These amounts arise from prior acquisitions and management does not believe they have a direct correlation to the operation of VeriFone’s business.

•	Stock-based compensation. These expenses consist primarily of expenses for employee stock options and restricted stock units under SFAS 123(R). Management excludes stock-based compensation expenses from non-GAAP financial measures primarily because they are non-cash expenses which management believes are not reflective of ongoing operating results.

•	Acquisition related charges and restructuring costs. This represents charges incurred for consulting services and other professional fees associated with acquisition related activities. These expenses also include charges related to restructuring activities, including costs associated with severance, benefits, and excess facilities. As management does not believe that these charges directly relate to the operation of our business, management believes they should be excluded when evaluating our operating performance.

•	Capitalized software write-off. This represents charges related to the write-off of previously incurred and capitalized software development costs due to restructuring activities and changes in our market approach in certain areas. As management does not believe that these charges directly relate to the operation of our business, management believes they should be excluded when evaluating our operating performance.

A reconciliation of net loss, the most directly comparable U.S. GAAP measure, to EBITDA, as adjusted, for the three months ended January 31, 2008 and 2007 is as follows (in thousands):

	Three Months Ended January 31
	2008(1)	2007

U.S. GAAP net loss	$(33,498)	$(5,679)
Provision for (benefit from) income taxes	2,929	(3,949)
Interest expense	6,440	9,756
Interest income	(2,088)	(991)
Depreciation and amortization of property, plant and equipment	3,027	2,004
Amortization of capitalized software	471	295
Amortization of intangible assets	14,065	14,960
Amortization of step-down in deferred revenue on acquisition	218	1,514
Amortization of step-up in inventory on acquisition	—	10,448
In-process research and development	—	6,560
Stock-based compensation	5,470	7,796
Acquisition related charges and restructuring costs	—	794
Capitalized software write-off	2,700	—

EBITDA as adjusted	$(266)	$43,508

(1)	Net loss for the three months ended January 31, 2008 was negatively impacted by $6.1 million of costs related to the restatement and $2.1 million in restructuring costs. None of the $8.3 million has been added back in calculating EBITDA.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K, consist of interest rate cap agreements and forward foreign currency exchange agreements described under “Quantitative and Qualitative Disclosures about Market Risk.” See Item 3.

Recent Accounting Pronouncements

Information with respect to our recent accounting pronouncements may be found in Note 1, “Recent Accounting Pronouncements” in the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q, which section is incorporated herein by reference.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, inventory valuation, product returns reserve and allowance for doubtful account, contingencies and litigation, income taxes, and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

In the first quarter of 2008, we adopted Financial Accounting Standards Board Interpretation No. 48, (“FIN 48”) Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position. FIN 48 indicates that an enterprise shall initially recognize the financial statement effects of a tax position when it is more likely than not to be sustained on examination, based on the technical merits of the position. In addition, FIN 48 indicates that the measurement of a tax position that meets the more likely than not threshold shall consider the amounts and probabilities of the outcomes that could be realized upon ultimate settlement. The impact of adoption of FIN 48 is described in Note 8, “Income Taxes”. The following is a revision of our income tax critical accounting policy.

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

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. As a result of the implementation of FIN 48, we recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

For further information on our other critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended October 31, 2007.

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

Interest Rates

We are exposed to interest rate risk related to our debt, some of which bears interest based upon the three-month LIBOR rate. We have reduced our exposure to interest rate fluctuations through the purchase of interest rate caps covering a portion of our variable rate debt. In 2006, we purchased two-year interest rate caps for $118,000 with an initial notional amount of $200 million declining to $150 million after one year with an effective date of November 1, 2006 under which we will receive interest payments if the three-month LIBOR rate exceeds 6.5%. Based on effective interest rates at January 31, 2008, a 50 basis point increase in interest rates on our borrowings subject to variable interest rate fluctuations would increase our interest expense by approximately $1.2 million annually.

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

We have entered into foreign currency forward contracts and other arrangements intended to hedge our exposure to adverse fluctuations in exchange rates. As of January 31, 2008, we had no foreign currency forward contracts outstanding. During the first week of February 2008, we entered into foreign currency forward contracts with aggregate notional amounts of $32.2 million to hedge exposures to non-functional currencies. If we had chosen not to enter into foreign currency forward contracts to hedge against these exposures and if the hedge currencies were to devalue 5% to 10% against the U.S. dollar, results of operations would include a foreign exchange loss of approximately $1.6 million to $3.2 million for the three months ended January 31, 2008.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of January 31, 2008.

Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2008, in light of the material weaknesses described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the material weaknesses described below, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this amended report were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Based in part on these additional efforts, our Chief Executive Officer and Chief Financial Officer have included their certifications as exhibits to this Form 10-Q.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management’s assessment identified the following material weaknesses in our internal control over financial reporting as of January 31, 2008. As set forth below, management has taken or will take steps to remediate each of these material weaknesses.

•	A transaction-level material weakness in the design and operation of control activities, relating to the preparation, review, approval and entry of manual, non-standard, journal entries. This material weakness contributed to adjustments in several accounts and the restatement of the interim condensed consolidated financial statements for the quarterly periods during the fiscal year ended October 31, 2007. The accounts most affected in the restatement included inventory and cost of net revenues; however, this material weakness could impact all financial statement accounts.

•	An entity-level material weakness in the control environment related to our period-end financial reporting process due to an insufficient number of qualified personnel with the required proficiency to apply our accounting policies in accordance with U.S. GAAP following the November 1, 2006 acquisition of Lipman Electronic Engineering Ltd. This material weakness contributed to adjustments in several accounts and the restatement of the interim condensed consolidated financial statements for the quarterly periods during the fiscal year ended October 31, 2007. The accounts most affected in the restatement include inventories and cost of net revenues; however, this material weakness could impact all financial statement accounts, with a higher likelihood for accounts subject to non-routine or estimation processes, such as inventory reserves and income taxes.

•	An entity-level material weakness in control activities related to the design and operation of our supervision, monitoring and monthly financial statement review processes. This material weakness contributed to adjustments in several accounts and the restatement of interim condensed consolidated financial statements for the quarterly periods during the fiscal year ended October 31, 2007. The accounts most affected in the restatement include inventory and cost of net revenues; however, this material weakness could impact all financial statement accounts.

•	A transaction-level material weakness in the design and operating effectiveness of controls related to income taxes. Specifically, our processes and procedures were not designed to provide for adequate and timely identification, documentation and review of various income tax calculations, reconciliations and related supporting documentation required to apply our accounting policy for income taxes in accordance with U.S. GAAP, particularly following the November 1, 2006 acquisition of Lipman Electronic Engineering Ltd. This material weakness impacted our ability to report financial information related to income tax accounts and resulted in adjustments to income tax expense, income taxes payable, deferred tax assets and liabilities, and goodwill accounts during the fiscal year ended October 31, 2007.

Management’s Remediation Initiatives

In response to the material weaknesses discussed above, we plan to continue the efforts already underway to review and make necessary changes to improve our internal control over financial reporting, including:

•	We have enhanced our manual journal entry policy, including a more stringent manual journal entry review and approval process that requires tiered approval levels in which escalating dollar amounts require additional approval by increasingly more senior personnel;

•	We migrated to a new worldwide, integrated, enterprise resource planning (ERP) system. The new ERP system is our principal computing platform and provides for a single unified chart of accounts worldwide. This system was activated for the majority of our worldwide operations in the first fiscal quarter of 2008 and by the end of the second fiscal quarter of 2008 over 90% of our consolidated net revenues and cost of net revenues were processed on this system;

•	We have added and expect to continue to add qualified accounting and finance personnel having sufficient knowledge and experience in general accepted accounting principles, cost accounting, tax, and management of financial systems;

•	We intend to enhance our review process over the monthly financial results by requiring additional documentation and analysis to be provided that will then be reviewed by appropriate key senior personnel from both finance and non-finance areas;

•	We expect to enhance the segregation of duties between the financial planning and the accounting and control functions; and

•	We intend to enhance our governance and compliance functions to improve control consciousness and prevention of errors in financial reporting, as well as to improve tone, communication, education, and training for employees involved in the financial reporting process, including the appointment of a chief legal and compliance officer.

Changes in Internal Control over Financial Reporting

During the first quarter of our fiscal year ending October 31, 2008, we implemented the following changes to internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934):

•	We have communicated our enhanced manual journal entry policy worldwide and have implemented additional controls to validate that all manual journal entries recorded are in compliance with the policy;

•	We implemented Oracle 11i as our new integrated enterprise resource planning system effective November 1, 2007 for a significant number of our subsidiaries; and

•	We have added additional qualified accounting and finance personnel having sufficient knowledge and experience in general accepted accounting principles to the corporate accounting group.

There have been no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting for the quarter ended January 31, 2008.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information with respect to this Item may be found in Note 9 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q, which is incorporated into this Item 1 by reference.

ITEM 1A.	RISK FACTORS

A description of risks associated with our business, financial condition, and results of operations is set forth in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended October 31, 2007. There have been no material changes in our risks from such description.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following documents are filed as Exhibits to this report:

Exhibit
Number	Description

10.1	Amendment and Waiver to Credit Agreement, dated as of January 25, 2008 (incorporated by reference to the Current Report on Form 8-K filed by VeriFone Holdings, Inc. on January 28, 2008).
31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIFONE HOLDINGS, INC

By:	/s/ Douglas G. Bergeron
Douglas G. Bergeron
Chief Executive Officer

By:	/s/ Barry Zwarenstein
Barry Zwarenstein
Executive Vice President and
Chief Financial Officer

Date: August 19, 2008

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Amendment and Waiver to Credit Agreement, dated as of January 25, 2008 (incorporated by reference to the Current Report on Form 8-K filed by VeriFone Holdings, Inc. on January 28, 2008).
31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.