Form 10-Q
period 2008-04-30
VeriFone Holdings, Inc.
filed 2008-08-19
CIK 1312073

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2008
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
	(Unaudited)
	(In thousands, except
	par value)

ASSETS
Current assets:
Cash and cash equivalents	$215,039	$215,001
Accounts receivable, net of allowance of $5,095 and $4,270	171,958	194,146
Inventories	133,461	107,168
Deferred tax assets	21,366	23,854
Prepaid expenses and other current assets	78,517	63,413

Total current assets	620,341	603,582
Property, plant and equipment, net	51,825	48,293
Purchased intangible assets, net	140,429	170,073
Goodwill	615,213	611,977
Deferred tax assets	60,688	67,796
Debt issuance costs, net	12,747	12,855
Other assets	44,737	32,733

Total assets	$1,545,980	$1,547,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$106,914	$105,215
Income taxes payable	16,437	19,530
Accrued compensation	21,507	21,201
Accrued warranty	8,521	11,012
Deferred revenue, net	48,528	43,049
Deferred tax liabilities	6,156	6,154
Accrued expenses	9,623	8,755
Other current liabilities	100,427	86,465
Current portion of long-term debt	5,044	5,386

Total current liabilities	323,157	306,767
Accrued warranty	802	655
Deferred revenue, net	11,578	11,274
Long-term debt	545,960	547,766
Deferred tax liabilities	92,679	87,142
Other long-term liabilities	33,119	10,296

Total liabilities	1,007,295	963,900

Minority interest	2,051	2,487
Stockholders’ equity:
Preferred stock: 10,000 shares authorized at April 30, 2008 and October 31, 2007; zero shares issued and outstanding as of April 30, 2008 and October 31, 2007	—	—
Common stock: $0.01 par value; 100,000 shares authorized at April 30, 2008 and October 31, 2007; 84,194 and 84,060 shares issued and outstanding as of April 30, 2008 and October 31, 2007	842	841
Additional paid-in capital	645,702	635,404
Accumulated deficit	(130,336)	(77,484)
Accumulated other comprehensive income	20,426	22,161

Total stockholders’ equity	536,634	580,922

Total liabilities and stockholders’ equity	$1,545,980	$1,547,309

(1)	Amounts as of October 31, 2007 were derived from the October 31, 2007 audited consolidated financial statements.

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands, except per share data)

Net revenues:
Systems Solutions	$203,711	$191,469	$359,312	$380,435
Services	29,290	25,414	59,210	52,811

Total net revenues	233,001	216,883	418,522	433,246
Cost of net revenues:
Systems Solutions	141,906	125,951	251,510	259,242
Services	17,743	13,286	36,296	27,735

Total cost of net revenues	159,649	139,237	287,806	286,977

Gross profit	73,352	77,646	130,716	146,269
Operating expenses:
Research and development	17,159	16,009	39,621	32,907
Sales and marketing	22,762	22,823	47,405	45,863
General and administrative	31,254	25,565	57,320	42,941
Amortization of purchased intangible assets	6,782	5,690	12,672	11,041
In-process research and development	—	90	—	6,650

Total operating expenses	77,957	70,177	157,018	139,402

Operating income (loss)	(4,605)	7,469	(26,302)	6,867
Interest expense	(8,990)	(9,507)	(15,430)	(19,263)
Interest income	1,395	1,534	3,483	2,525
Other expense, net	(1,914)	(2)	(6,434)	(263)

Loss before income taxes	(14,114)	(506)	(44,683)	(10,134)
Provision for income taxes	3,873	4,312	6,802	363

Net loss	$(17,987)	$(4,818)	$(51,485)	$(10,497)

Net loss per share:
Basic	$(0.21)	$(0.06)	$(0.61)	$(0.13)

Diluted	$(0.21)	$(0.06)	$(0.61)	$(0.13)

Weighted average shares used in computing net loss per share:
Basic	84,194	81,705	84,174	81,343

Diluted	84,194	81,705	84,174	81,343

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	April 30,
	2008	2007
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net loss	$(51,485)	$(10,497)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of purchased intangible assets	28,971	30,236
Depreciation and amortization of property, plant and equipment	6,367	3,765
Amortization of capitalized software development costs	721	570
In-process research and development	—	6,650
Write-off of capitalized software development costs	2,700	—
Disposal of property, plant and equipment	248	(56)
Amortization of debt issuance costs	1,293	660
Stock-based compensation	8,500	16,095
Minority interest and equity in earnings of affiliates	(224)	63
Other	21	(13)

Net cash provided by (used in) operating activities before changes in working capital	(2,888)	47,473
Changes in operating assets and liabilities:
Accounts receivable, net	22,304	(13,490)
Inventories	(26,293)	52,228
Deferred tax assets	10,105	(3,366)
Prepaid expenses and other current assets	(15,915)	(21,405)
Other assets	(14,748)	(3,034)
Accounts payable	1,699	(5,251)
Income taxes payable	15,557	151
Tax benefits from stock-based compensation	(939)	(4,672)
Accrued compensation	218	(3,030)
Accrued warranty	(2,344)	(1,037)
Accrued expenses and other liabilities	19,427	(20,179)
Deferred revenues	5,783	6,532
Deferred tax liabilities	5,665	9,206

Net cash provided by operating activities	$17,631	40,126

Cash flows from investing activities:
Software development costs capitalized	(2,038)	(2,921)
Purchase of property, plant and equipment	(9,529)	(12,045)
Purchase of other assets	—	(500)
Acquisition of businesses, net of cash acquired	(2,985)	(264,334)

Net cash used in investing activities	(14,552)	(279,800)

Cash flows from financing activities:
Proceeds from long-term debt, net of costs	286	305,335
Repayment of long-term debt	(2,500)	(1,250)
Proceeds from exercise of stock options	1,704	18,412
Payment of debt amendment fees	(1,420)	—
Tax benefits from stock-based compensation	939	4,672
Other	(70)	(11)

Net cash provided by (used in) financing activities	(1,061)	327,158
Effect of foreign exchange rate on cash and cash equivalents	(1,980)	1,712

Net increase in cash and cash equivalents	38	89,196
Cash and cash equivalents at beginning of period	215,001	86,564

Cash and cash equivalents at end of period	$215,039	175,760

Supplemental schedule for non-cash transaction:
Cash paid for interest	$9,323	$18,039

Cash paid for income taxes	$5,486	$13,381

Supplemental disclosure for cash flow information
Issuance of common stock and stock options for acquisition	$—	$435,228

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

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

Unaudited Interim Financial Statements

The accompanying condensed consolidated balance sheet as of April 30, 2008 and condensed consolidated statements of operations for the three and six months ended April 30, 2008 and 2007 and consolidated cash flows for the six months ended April 30, 2008 and 2007 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X and the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and notes normally provided in audited financial statements prepared under GAAP. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as April 30, 2008 and its results of operations for the three and six months ended April 30, 2008 and 2007 and cash flows for the six months ended April 30, 2008 and 2007. The condensed consolidated balance sheet at October 31, 2007 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007 filed with the Securities and Exchange Commission.

Summary of Significant Accounting Policies

The Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, effective November 1, 2007. FIN 48 clarifies the accounting for income taxes recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position. FIN 48 indicates that an enterprise shall initially recognize the financial statement effects of a tax position when it is more likely than not of being sustained on examination, based on the technical merits of the position. In addition, FIN 48 indicates that the measurement of a tax position that meets the more likely than not threshold shall consider the amounts and probabilities of the outcomes that could be realized upon ultimate settlement. The impact on adoption of FIN 48 is described in Note 9, “Income Taxes”.

Other than this change, there have been no changes in the Company’s significant accounting policies during the six months ended April 30, 2008 as compared to the significant accounting policies described in the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007.

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

Concentrations of Credit Risk

As of April 30, 2008 and October 31, 2007, no customer accounted for 10% or more of the Company’s accounts receivable. During the three months ended April 30, 2008, one customer accounted for 14.6% of the Company’s total net revenues. No other customer accounted for 10% or more of net revenues for the three and six months ended April 30, 2008 and 2007.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157. FSP FAS 157-2 defers the implementation of SFAS No. 157 for certain nonfinancial assets and nonfinancial liabilities. The remainder of SFAS No. 157 is effective for the Company beginning in the first quarter of fiscal year 2009. The aspects that have been deferred by FSP FAS 157-2 will be effective for the Company beginning in the first quarter of fiscal year 2010. The implementation of SFAS No. 157 is not expected to have a material impact on the Company’s consolidated financial statements.

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

Note 2.	Balance Sheet and Statement of Operations Details

Inventories

Inventories consisted of the following (in thousands):

	April 30,	October 31,
	2008	2007

Raw materials	$39,604	$29,548
Work-in-process	8,264	3,849
Finished goods	85,593	73,771

	$133,461	$107,168

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	April 30,	October 31,
	2008	2007

Prepaid taxes	$54,346	$38,390
Prepaid expenses	12,700	15,266
Other receivables	7,301	7,827
Other current assets	4,170	1,930

	$78,517	$63,413

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company had $2.0 million and $1.3 million of restricted cash as of April 30, 2008 and October 31, 2007, respectively. The restricted cash balances were comprised mainly of pledge deposits for bank guarantees.

Purchased Intangible Assets, net

Purchased intangible assets subject to amortization consisted of the following (in thousands):

	April 30, 2008			October 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value

Developed technology	$172,232	$(81,325)	$90,907	$172,564	$(64,981)	$107,583
Core technology	14,442	(14,442)	—	14,442	(14,442)	—
Trade name	22,225	(22,225)	—	22,225	(22,225)	—
Internal use software	4,356	(1,314)	3,042	4,485	(853)	3,632
Customer relationships	90,745	(44,265)	46,480	91,023	(32,165)	58,858

	$304,000	$(163,571)	$140,429	$304,739	$(134,666)	$170,073

Amortization of purchased intangible assets for the three and six months ended April 30, 2008 and 2007 was allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2008	2007	2008	2007

Included in cost of net revenues	$8,124	$9,586	$16,299	$19,195
Included in operating expenses	6,782	5,690	12,672	11,041

	$14,906	$15,276	$28,971	$30,236

Estimated future amortization expense of purchased intangible assets recorded as of April 30, 2008 is as follows (in thousands):

	Cost of Net	Operating
Fiscal Year	Revenues	Expenses	Total

2008 (remaining 6 months)	$15,578	$13,068	$28,646
2009	31,749	20,437	52,186
2010	24,848	11,976	36,824
2011	15,058	3,288	18,346
2012	2,682	465	3,147
Thereafter	991	289	1,280

Total	$90,906	$49,523	$140,429

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	Six Months Ended	Year Ended
	April 30,	October 31,
	2008	2007

Balance at beginning of period	$611,977	$52,689
Additions related to acquisitions	2,884	540,043
Resolution of tax contingencies and adjustments to tax reserves and valuation allowance established in purchase accounting	1,326	(5,229)
Currency translation adjustments	(974)	24,474

Balance at end of period	$615,213	$611,977

Accrued Warranty

Activity related to accrued warranty consisted of the following (in thousands):

	Six Months Ended	Year Ended
	April 30,	October 31,
	2008	2007

Balance at beginning of period	$11,667	$5,432
Warranty charged to cost of net revenues	3,620	3,664
Utilization of warranty	(6,707)	(13,089)
Change in estimates	694	4,768
Warranty liabilities assumed in acquisitions	49	10,892

Balance at end of period	9,323	11,667
Less current portion	(8,521)	(11,012)

Long-term portion	$802	$655

Deferred Revenue, net

Deferred revenue, net consisted of the following (in thousands):

	April 30,	October 31,
	2008	2007

Deferred revenue	$69,165	$58,992
Deferred cost of revenue	(9,059)	(4,669)

	60,106	54,323
Less current portion	(48,528)	(43,049)

Long-term portion	$11,578	$11,274

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	April 30,	October 31,
	2008	2007

Other tax liabilities (1)	$44,045	$39,310
Accrued interest	5,971	2,620
Accounts payable related accrual	18,584	16,246
Accrued legal and audit fees	7,575	4,693
Other	24,252	23,596

Total other current liabilities	$100,427	$86,465

(1) Two of the Company’s Brazilian subsidiaries that were acquired as part of the Lipman acquisition have been notified of assessments regarding Brazilian customs penalties and interest that relate to alleged infractions in the importation of goods. The Company has accrued $20.8 million as of April 30, 2008 and $19.4 million as of October 31, 2007 related to these assessments. See Note 10, “Commitments and Contingencies”, for additional information related to these tax assessments.

Other Income (Expense), net

Other income (expense), net consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2008	2007	2008	2007

Foreign currency transaction gains (losses), net	$(495)	$1,866	$(5,857)	$1,893
Foreign currency contract losses, net	(1,423)	(1,801)	(781)	(2,014)
Other, net	4	(67)	204	(142)

	$(1,914)	$(2)	$(6,434)	$(263)

Note 3.	Financings

The Company’s financing as of April 30, 2008 and October 31, 2007 consisted of the following (in thousands):

	April 30,	October 31,
	2008	2007

Term B Loan	$233,750	$236,250
Senior convertible notes	316,250	316,250
Capital lease and other notes payable	1,004	652

Total	551,004	553,152
Less current portion	(5,044)	(5,386)

Long-term portion	$545,960	$547,766

Secured Credit Facility

On October 31, 2006, the Company’s principal subsidiary, VeriFone, Inc. (the “Borrower”) entered into a Credit Agreement consisting of a Term B Loan facility of $500 million and a revolving loan permitting borrowings of up to $40 million (the “Credit Facility”). At April 30, 2008 and October 31, 2007, $233.8 and $236.3 million, respectively, was outstanding under the Term B Loan and there were no borrowings under the revolving loan.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Credit Facility is guaranteed by the Company and certain of its subsidiaries and is secured by collateral including substantially all of the Company’s assets and stock of the Company’s subsidiaries. Following the effective date of the Second Amendment, described below, at the Company’s option, the Term B Loan bears interest at a rate of 2.75% over the three-month LIBOR, or 1.75% over the lender’s base rate, which was 5.65% as of April 30, 2008.

At October 31, 2007, prior to the First Amendment, as described below, the Term B Loan bore an interest rate of 7.11%, which was 1.75% over the three-month LIBOR.

Following the effective date of the Second Amendment, described below, at the Borrower’s option, the revolving loan bears interest at a rate of 2.0% over the three-month LIBOR, or 1.0% over the lender’s base rate. The effective interest rate was 4.90% as of April 30, 2008. The effective interest rate was 6.61% as of October 31, 2007, which was prior to the amendments.

The terms of the Credit Facility require the Company to comply with certain financial as well as non-financial covenants. As of April 30, 2008, the Company was in compliance with the covenants under the Credit Facility.

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

1.375% Senior Convertible Notes

On June 22, 2007, the Company issued and sold $316.2 million aggregate principal amount of its 1.375% Senior Convertible Notes due 2012 (the “Notes”) in an offering through Lehman Brothers Inc. and

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

JP Morgan Securities Inc. (together the “initial purchasers”) to qualified institutional buyers pursuant to Section 4(2) of, and Rule 144A under the Securities Act. The net proceeds from the offering, after deducting transaction costs, were approximately $307.9 million. The Company incurred approximately $8.3 million of debt issuance costs. The transaction costs, consisting of the initial purchasers’ discounts and offering expenses, were primarily recorded in debt issuance costs, net and are being amortized to interest expense using the effective interest method over five years. The Company will pay 1.375% interest per annum on the principal amount of the Notes, payable semi-annually in arrears in cash on June 15 and December 15 of each year, commencing on December 15, 2007, subject to increase in certain circumstances as described below. The fair value of the 1.375% Senior Convertible Notes was $235.3 million as of April 30, 2008 based on the trading price at the end of the day.

The Notes were issued under an Indenture with U.S. Bank National Association, as trustee. Each $1,000 of principal of the Notes will initially be convertible into 22.719 shares of VeriFone common stock, which is equivalent to a conversion price of approximately $44.02 per share, subject to adjustment upon the occurrence of specified events. Holders of the Notes may convert their Notes prior to maturity during specified periods as follows: (1) on any date during any fiscal quarter beginning after October 31, 2007 (and only during such fiscal quarter) if the closing sale price of the Company’s common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (2) at any time on or after March 15, 2012; (3) if the Company distributes to all holders of its common stock rights or warrants (other than pursuant to a rights plan) entitling them to purchase, for a period of 45 calendar days or less, shares of the Company’s common stock at a price less than the average closing sale price for the ten trading days preceding the declaration date for such distribution; (4) if the Company distributes to all holders of its common stock, cash or other assets, debt securities or rights to purchase the Company’s securities (other than pursuant to a rights plan), which distribution has a per share value exceeding 10% of the closing sale price of the Company’s common stock on the trading day preceding the declaration date for such distribution; (5) during a specified period if certain types of fundamental changes occur; or (6) during the five business-day period following any five consecutive trading-day period in which the trading price for the Notes was less than 98% of the average of the closing sale price of the Company’s common stock for each day during such five trading-day period multiplied by the then current conversion rate. Upon conversion, the Company would pay the holder the cash value of the applicable number of shares of VeriFone common stock, up to the principal amount of the Note. Amounts in excess of the principal amount, if any, will be paid in stock. Unless and until the Company obtains stockholder approval to amend its certificate of incorporation to increase its authorized capital, the maximum number of shares available for issuance upon conversion of each $1,000 principal amount of Notes will be the pro rata portion of an aggregate of 3,250,000 shares allocable to such Note, which equates to 10.2766 shares per $1,000 principal amount of Notes. Because the Company did not increase its authorized capital to permit conversion of all of the Notes at the initial conversion rate by June 21, 2008, beginning on June 21, 2008 the Notes began to bear additional interest at a rate of 2.0% per annum (in addition to the additional interest described below) on the principal amount of the Notes, which will increase by 0.25% per annum on each anniversary thereafter if the authorized capital has not been increased. If stockholder approval to increase the Company’s authorized capital is received, such additional interest will cease to accrue. As of April 30, 2008, the fair value of the derivative related to this interest penalty on the Notes was determined to be $1.7 million and was included in Other Current Liabilities on the Condensed Consolidated Balance Sheets.

As of April 30, 2008, none of the conditions allowing holders of the Notes to convert had been met. If a fundamental change, as defined in the indenture pursuant to which the Notes were issued, occurs prior to the maturity date, holders of the Notes may require the Company to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest (including additional interest, if any) to, but excluding, the repurchase date.

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

Due to the delay in the filing of the Company’s Annual Report on Form 10-K for fiscal year 2007, the Company has not been able to register the Notes and the shares underlying the Notes. Accordingly, the interest rate on the Notes increased by 0.25% per annum on December 20, 2007 and by an additional 0.25% per annum on March 19, 2008 relating to the Company’s obligations under the Registration Rights Agreement. Once a registration statement covering the Notes and shares underlying the Notes is declared effective, such additional interest will cease to accrue. As of April 30, 2008, the Company accrued $0.9 million which was included in Other Current Liabilities on the Condensed Consolidated Balance Sheets.

In addition, the interest rate on the Notes increased an additional 0.25% per annum on May 1, 2008 (in addition to the additional interest described above) because the Company failed to file and deliver the 2007 Annual Report. Such additional 0.25% interest will cease to accrue upon the filing of the 2007 Annual Report. As of April 30, 2008, the fair value of the derivative related to this interest penalty on the Notes was determined to be $0.1 million and was included in Other Current Liabilities on the Condensed Consolidated Balance Sheets.

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

The cost incurred in connection with the note hedge transactions, net of the related tax benefit and the proceeds from the sale of the warrants, is included as a net reduction in additional paid-in capital in the accompanying condensed consolidated balance sheets as of April 30, 2008, in accordance with the guidance in Emerging Issues Task Force Issue No. 00-19 (“EITF 00-19”), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

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

Note 4.	Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2008	2007	2008	2007

Net loss	$(17,987)	$(4,818)	$(51,485)	$(10,497)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,712	3,928	(1,754)	10,263
Unrealized gain (loss) on interest rate hedge, net of tax	12	(4)	19	(23)

Comprehensive income (loss)	$(16,263)	$(894)	$(53,220)	$(257)

The components of accumulated other comprehensive income consisted of the following (in thousands):

	April 30,	October 31,
	2008	2007

Foreign currency translation adjustments	$20,470	$22,224
Unrecorded loss on interest rate hedges	(44)	(63)

Accumulated other comprehensive income	$20,426	$22,161

Note 5.	Stockholders’ Equity

The Company grants stock options and restricted stock units (“RSUs”) pursuant to stockholder approved stock option plans. The Company maintains certain equity incentive plans, as described in detail in Note 7 of Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the fiscal year ended October 31, 2007. All stock options and RSUs granted during the six months ended April 30, 2008 were granted under the 2006 Equity Incentive Plan.

Stock-Based Compensation

The Company follows SFAS No. 123(R), Share-Based Payment, which requires the measurement of compensation cost for all outstanding unvested share-based awards at fair value and recognizes compensation over the

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requisite service period for awards expected to vest. The following table summarizes stock-based compensation expense by classification recorded under SFAS No. 123R for the three and six months ended April 30, 2008 and 2007 (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007

Cost of net revenues	$(78)	$930	$548	$1,847
Sales and marketing	1,517	1,683	3,320	3,512
Research and development	729	1,433	2,225	2,899
General and administrative	862	4,253	2,407	7,837

Total stock-based compensation	$3,030	$8,299	$8,500	$16,095

Valuation Assumptions

The Company estimates the grant-date fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R) and Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, using the weighted-average assumptions noted in the following table.

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007

Expected term of the options (in years)	N/A	2.0	3.0	2.0
Risk-free interest rate	N/A	4.6%	2.9%	4.8%
Expected stock price volatility	N/A	40.0%	40.6%	41.0%
Expected dividend rate	N/A	0.0%	0.0%	0.0%

There were no options or RSUs granted in the three months ended April 30, 2008. The weighted average fair value of options granted during the six months ended April 30, 2008 and 2007 was $6.07 and $10.04, respectively. The weighted average fair value of RSUs granted during the six months ended April 30, 2008 and 2007 was $19.81 and $35.45, respectively.

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

The financial targets for the fiscal 2008 performance units were established upon filing of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007. The fair value of the 200,000 performance units will be based on the market value of Company’s common stock on the measurement date which will occur after publication of the Company’s financial results for the fiscal year ended October 31, 2007. The fair value of the 100,000 market units will be based on a Monte-Carlo simulation option-pricing model. The Monte-Carlo simulation option-pricing model takes into account the same input assumptions as the Black-Scholes model; however, it also further incorporates into the fair-value determination, the possibility that the market condition may not be satisfied and the impact of the possible differing stock price paths. Up to 100,000 market units for 2008 will vest if the fiscal 2008 performance targets are achieved and the volume-weighted average price of the Company’s stock exceeds $51.84 per share during the 10 trading days beginning with the second full trading day following the Company’s announcement of financial results for the fiscal year ending October 31, 2008. The compensation cost will be recognized from the measurement date over the service period of these RSUs which starts on the measurement date and ends on October 31, 2009.

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

Because these shares are contingently issuable, they were excluded from the earnings per share calculation for the three and six months ended April 30, 2008 and 2007.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity Award Activity

Stock option activity for the six months ended April 30, 2008, was as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Term	Intrinsic Value
			(In Years)	(In thousands)

Balance at November 1, 2007	8,331,637	$27.10
Granted	22,500	19.81
Exercised	(104,575)	8.84
Cancelled	(408,102)	27.85

Balance at April 30, 2008	7,841,460	$27.29	5.3	$3,949

Vested or expected to vest at April 30, 2008	7,349,274	$27.00	5.2	$3,863

Exercisable at April 30, 2008	2,730,629	$22.83	4.7	$2,224

Restricted stock unit activity for the six months ended April 30, 2008, was as follows:

	Number of	Aggregate
	Shares	Intrinsic Value
		(In thousands)

Balance at November 1, 2007	749,750
Granted	7,500
Vested	(7,500)
Cancelled	—

Balance at April 30, 2008	749,750	$1,676

Vested or expected to vest at April 30, 2008	628,916	$1,248

The total intrinsic value of options exercised was $3.3 million and $26.5 million during the six months ended April 30, 2008 and 2007, respectively. The total fair value of RSUs vested during the six months ended April 30, 2008 and 2007 was $0.2 million and $0.7 million, respectively.

Net cash proceeds from the exercise of stock options were $0.9 million and $18.9 million for the six months ended April 30, 2008 and 2007, respectively.

As of April 30, 2008, total compensation cost related to unvested options and RSUs expected to vest but not yet recognized was $38.5 million and $3.4 million, respectively, and was expected to be recognized over a weighted-average period of 2.5 years for options and 2.1 years for RSUs.

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

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following details the computation of the loss per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2008	2007	2008	2007

Basic and diluted net loss per share:
Numerator:
Net loss	$(17,987)	$(4,818)	$(51,485)	$(10,497)

Denominator:
Weighted-average common shares outstanding	84,194	82,706	84,174	82,344
Less: Weighted-average shares subject to repurchase	—	(1,001)	—	(1,001)

Weighted-average shares used in computing basic net loss per share	84,194	81,705	84,174	81,343
Add dilutive securities:
Weighted-average shares subjects to repurchase	—	—	—	—
Stock options and restricted stock units	—	—	—	—

Weighted-average shares used in computing diluted net loss per share	84,194	81,705	84,174	81,343

Net loss per share:
Basic	$(0.21)	$(0.06)	$(0.61)	$(0.13)

Diluted	$(0.21)	$(0.06)	$(0.61)	$(0.13)

As of April 30, 2008 and 2007, options and restricted stock units to purchase 8.6 million and 8.9 million, respectively, of Common Stock were excluded from the calculation of weighted average shares for diluted net loss per share as they were anti-dilutive.

The senior convertible notes are considered to be Instrument C securities as defined by EITF No. 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion (“EITF 90-19”); therefore, only the conversion spread relating to the senior convertible notes is included in the Company’s diluted earnings per share calculation, if dilutive. The potential dilutive shares of the Company’s common stock resulting from the assumed settlement of the conversion spread of the senior convertible notes are determined under the method set forth in EITF 90-19. Under such method, the settlement of the conversion spread of the senior convertible notes has a dilutive effect when the average share price of the Company’s common stock during the period exceeds $44.02. The average share price of the Company’s common stock during the three and six months ended April 30, 2008 did not exceed $44.02.

Warrants to purchase 7.2 million shares of the Company’s common stock were outstanding at April 30, 2008, but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the average market price of the Company’s common stock during the three and six months ended April 30, 2008; therefore, their effect was anti-dilutive.

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

The following table sets forth net revenues and operating income (loss) for the Company’s segments (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2008	2007	2008	2007

Net revenues:
International	$133,087	$121,948	$251,107	$250,745
North America	100,287	95,857	168,007	184,938
Corporate	(373)	(922)	(592)	(2,437)

Total net revenues	$233,001	$216,883	$418,522	$433,246

Operating income (loss):
International	$19,623	$30,402	$35,727	$61,826
North America	37,767	39,098	58,933	70,826
Corporate	(61,995)	(62,031)	(120,962)	(125,785)

Total operating income (loss)	$(4,605)	$7,469	$(26,302)	$6,867

The Company’s long-lived assets which consist primarily of property, plant, and equipment, net by segment were as follows (in thousands):

	April 30,	October 31,
	2008	2007

International	$23,960	$24,271
North America	30,391	26,549

Total	$54,351	$50,820

The Company’s goodwill by segment was as follows (in thousands):

	April 30,	October 31,
	2008	2007

International	$545,392	$542,186
North America	69,821	69,791

Total	$615,213	$611,977

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s total assets by segment were as follows (in thousands):

	April 30,	October 31,
	2008	2007

International	$1,123,993	$1,122,411
North America	421,987	424,898

Total	$1,545,980	$1,547,309

The Company’s depreciation and amortization by segment was as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007

International	$1,488	$1,052	$3,220	$2,382
North America	1,852	711	3,147	1,383

Total	$3,340	$1,763	$6,367	$3,765

Geographic Information

The net revenues by geographic area were as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007

Europe	$75,870	$68,808	$133,553	$139,963
Latin America	40,658	41,497	85,267	82,168
Asia	16,560	11,643	32,287	28,614
United States	91,309	85,472	151,934	165,057
Canada	8,604	9,463	15,481	17,444

Total revenues	$233,001	$216,883	$418,522	$433,246

Revenues are allocated to the geographic areas based on the shipping destination of customer orders. Corporate revenues are included in the United States geographic area revenues.

The Company’s long-lived assets exclusive of intercompany accounts were as follows (in thousands):

	April 30,	October 31,
	2008	2007

North America	$30,391	$26,549
Europe	19,813	20,694
Latin America	1,604	2,160
Asia	2,543	1,417

Total	$54,351	$50,820

Note 8.	Business Combinations

Peripheral Computer Industries Pty Limited

On December 13, 2007, the Company’s wholly-owned subsidiary, VeriFone Systems Australia Pty Ltd, acquired certain assets of Peripheral Computer Industries Pty Limited (“PCI”) in accordance with an asset purchase agreement, between Peripheral Computer Industries Pty Limited and VeriFone Systems Australia Pty Ltd. The

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition was an all-cash transaction of approximately $3.0 million including acquisition costs. The assets acquired as a result of the PCI acquisition consisted primarily of intangible assets related to technology and customer relationships. The agreement also provides for additional consideration to be paid in the form of an earn-out amount of up to $6.8 million, if certain target revenues are achieved at the end of the 36 month earn-out period. The earn-out payment to be made is not included in the $3.0 million approximate total purchase price mentioned above. The earn-out payments to be made under the agreement, if any, will be recorded as an additional cost of the acquisition at such time as they are paid. The results of operations were included in the condensed consolidated financial statements from the acquisition date. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

Note 9.	Income Taxes

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

The Company recorded a provision for income taxes of $3.9 million for the three months ended April 30, 2008 compared to a provision of $4.3 million for the three months ended April 30, 2007. The decrease in the provision for income taxes for the three months ended April 30, 2008 is primarily attributable to decreased profitability of the Company’s domestic operations with no significant impact in the current period from discrete items partially offset by continued profitability of the Company’s international operations. Included in the current quarter is a discrete item for FIN 48 interest of $0.4 million. In the quarter ended April 30, 2007, there were no material discrete items.

As of April 30, 2008, the Company has recorded deferred tax assets on its balance sheet net of valuation allowance the realization of which is dependent upon us generating sufficient U.S. and certain foreign taxable income. Although realization is not assured, Management believes that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters when the Company reevaluates the underlying basis for its estimates of future domestic and certain foreign taxable income.

The Company is currently under audit by the Internal Revenue Service (“IRS”) for its fiscal years 2003 to 2004. Although the Company believes it has correctly provided income taxes for the years subject to audit, the IRS may adopt different interpretations. The Company has not yet received any final determinations with respect to this audit although certain adjustments have been agreed with the IRS. The liability associated with the agreed adjustments had been accrued in previous periods. Subsidiaries of the Company are also under audit by the Israeli tax authorities for calendar years 2004 to 2006 and the Brazilian federal government for the periods between

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 1, 2003 through the current date. With few exceptions, the Company is no longer subjected to tax examination outside of the U.S. for periods prior to 2000.

Note 10.	Commitments and Contingencies

Commitments

The Company leases certain real and personal property under noncancelable operating leases. Additionally, the Company subleases certain real property to third parties. Future minimum lease payments and sublease rental income under these leases as of April 30, 2008 were as follows (in thousands):

	Minimum	Sublease	Net Minimum
Fiscal Year	Lease Payments	Rental Income	Lease Payments

2008 (remaining 6 months)	$5,206	$67	$5,139
2009	7,826	86	7,740
2010	6,622	4	6,618
2011	5,020	—	5,020
2012	4,436	—	4,436
Thereafter	10,485	—	10,485

Total	$39,595	$157	$39,438

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

Contingencies

Manufacturing Agreements

The Company works on a purchase order basis with third-party contract manufacturers and component suppliers with facilities in China, Singapore, Israel and Brazil to supply a majority of the Company’s finished goods inventories. The Company provides each contract manufacturer with a purchase order to cover the manufacturing requirements, which constitutes a binding commitment by the Company to purchase materials produced by the manufacturer as specified in the purchase order. The total amount of purchase commitments as of April 30, 2008 was approximately $70.3 million, and are generally paid within one year. Of this amount, $3.9 million has been recorded in other current liabilities in the accompanying Condensed Consolidated Balance Sheet as of April 30, 2008 because these commitments are not expected to have future value to the Company.

Litigation

Brazilian State Tax Assessments

State Value Added Tax

One of the Company’s Brazilian subsidiaries has been notified of a tax assessment regarding Brazilian state value added tax (“VAT”), for the periods from January 2000 to December 2001 that relates to products supplied to the Company by a contract manufacturer. The assessment relates to an asserted deficiency of 8.6 million Brazilian reais (approximately $5.0 million) including interest and penalties. The tax assessment was based on a clerical error in which the Company’s Brazilian subsidiary omitted the required tax exemption number on its

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

invoices. Management does not expect that the Company will ultimately incur a material liability in respect of this assessment, because they believe, based in part on advice of the Company’s Brazilian tax counsel, that the Company is likely to prevail in the proceedings relating to this assessment. On May 25, 2005, the Company had an administrative hearing with respect to this audit. Management expects to receive the decision of the administrative body sometime in 2008. In the event the Company receives an adverse ruling from the administrative body, the Company will decide whether or not to appeal and would reexamine the determination as to whether an accrual is necessary. It is currently uncertain what impact this state tax examination may have with respect to the Company’s use of a corresponding exemption to reduce the Brazilian federal VAT.

Importation of Goods Assessments

Two of the Company’s Brazilian subsidiaries that were acquired as a part of the Lipman acquisition have been notified of assessments regarding Brazilian customs penalties that relate to alleged infractions in the importation of goods. The assessments were issued by the Federal Revenue Department in the City of Vitória, the City of São Paulo, and the City of Itajai. The assessments relate to asserted deficiencies totaling 26.9 million Brazilian reais (approximately $15.8 million) excluding interest. The tax authorities allege that the structure used for the importation of goods was simulated with the objective of evading taxes levied on the importation by under-invoicing the imported goods; the tax authorities allege that the simulation was created through a fraudulent interposition of parties, where the real sellers and buyers of the imported goods were hidden.

In the Vitória tax assessment, the fines were reduced from 4.7 million Brazilian reais (approximately $2.7 million) to 1.5 million Brazilian reais (approximately $0.8 million ) on a first level administrative decision on January 26, 2007. The proceeding has been remitted to the Taxpayers Council to adjudicate the appeal of the first level administrative decision filed by the tax authorities. The Company also appealed the first level administrative decision on February 26, 2007. In this appeal, the Company argued that the tax authorities did not have enough evidence to determine that the import transactions were indeed fraudulent and that, even if there were some irregularities in such importations, they could not be deemed to be the Company’s responsibility since all the transactions were performed by the third-party importer of the goods. Management expects to receive the decision of the Taxpayers Council sometime in 2008. In the event the Company receives an adverse ruling from the administrative body, the Company will decide whether or not to appeal to the judicial level. Based on the Company’s current understanding of the underlying facts, the Company believes that it is probable that its Brazilian subsidiary will be required to pay some amount of fines. At April 30, 2008 , the Company has accrued 4.7 million Brazilian reais (approximately $2.7 million), excluding interest, which it believes is the probable payment.

On July 12, 2007, the Company was notified of a first administrative level decision rendered in the São Paulo tax assessment, which maintained the total fine of 20.2 million Brazilian reais (approximately $11.9 million) imposed. On August 10, 2007, the Company appealed the first administrative level decision to the Taxpayers Council. A hearing was held on August 12, 2008 before the Taxpayers Council, but the Taxpayers Council did not render a decision pending its further review of the records. Management expects to receive the decision of the Taxpayers Council sometime in 2008. In the event the Company receives an adverse ruling from the Taxpayers Council, the Company will decide whether or not to appeal to the judicial level. Based on the Company’s current understanding of the underlying facts, the Company believes that it is probable that its Brazilian subsidiary will be required to pay some amount of fines. Accordingly, at April 30, 2008, the Company has accrued 20.2 million Brazilian reais (approximately $11.9 million), excluding interest.

On May 22, 2008, the Company was notified of a first administrative level decision rendered in the Itajai assessment, which maintained the total fine of 2.0 million Brazilian reais (approximately $1.2 million) imposed, excluding interest. On May 27, 2008, the Company appealed the first level administrative level decision to the Taxpayers Council. Based on the Company’s current understanding of the underlying facts, the Company believes that it is probable that its Brazilian subsidiary will be required to pay some amount of fines. Accordingly, at April 30, 2008, the Company has accrued 2.0 million Brazilian reais (approximately $1.2 million), excluding interest.

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

Class Action and Derivative Lawsuits

On or after December 4, 2007, several securities class action claims were filed against the Company and certain of the Company’s officers. The various complaints specify different class periods, with the longest proposed class period being August 31, 2006 through December 3, 2007. These lawsuits have been consolidated in the U.S. District Court for the Northern District of California as In re VeriFone Holdings, Inc. Securities Litigation, C 07-6140 MHP. The original actions were: Eichenholtz v. VeriFone Holdings, Inc. et al., C 07-6140 MHP; Lien v. VeriFone Holdings, Inc. et al., C 07-6195 JSW; Vaughn et al. v. VeriFone Holdings, Inc. et al., C 07-6197 VRW (Plaintiffs voluntarily dismissed this complaint on March 7, 2008); Feldman et al. v. VeriFone Holdings, Inc. et al., C 07-6218 MMC; Cerini v. VeriFone Holdings, Inc. et al., C 07-6228 SC; Westend Capital Management LLC v. VeriFone Holdings, Inc. et al., C 07-6237 MMC; Hill v. VeriFone Holdings, Inc. et al., C 07-6238 MHP; Offutt v. VeriFone Holdings, Inc. et al., C 07-6241 JSW; Feitel v. VeriFone Holdings, Inc., et al., C 08-0118 CW. On March 17, 2008 the Court held a hearing on Plaintiffs’ motions for Lead Plaintiff and Lead Counsel and in May 2008, the Court requested additional briefing on these matters, which was submitted in June 2008. The Company currently expects that following the Court’s order appointing Lead Plaintiff and Lead Counsel, a

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Complaint will be filed. Each of the consolidated actions allege, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, based on allegations that the Company and the individual defendants made false or misleading public statements regarding the Company’s business and operations during the putative class periods, and seeks unspecified monetary damages and other relief. At this time, the Company has not recorded any liabilities as the Company is unable to estimate any potential liability.

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

On January 27, 2008, a class action complaint was filed against the Company in the Central District Court in Tel Aviv, Israel on behalf of purchasers of the Company’s stock on the Tel Aviv Stock Exchange. The complaint seeks compensation for damages allegedly incurred by the class of plaintiffs due to the publication of erroneous financial reports. On May 25, 2008, the Court held a hearing on the Company’s motion to dismiss or stay the proceedings, after which the Court requested that the plaintiff and the Company submit additional information to the Court with respect to the applicability of Israeli law to dually registered companies. This additional information was submitted to the Court in June 2008 and the parties currently awaiting the Court’s ruling on this issue. At this time, the Company has not recorded any liabilities as it is unable to estimate the potential liabilities.

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

Note 11.  Restructuring Charges

In January 2008, management approved and committed the Company to a plan to reduce the Company’s cost structure. The restructuring plan applied to employees worldwide. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company accrued and expensed $4.4 million ($2.3 million was recorded in the three months ended April 30, 2008) of one-time termination benefits related to employee severance and other related benefits in the six months ended April 30, 2008, of which $0.3 million is in the North America segment and the balance in the International segment. As of April 30, 2008 $0.3 million has been paid in the North America segment and $1.3 million in the International segment.

Other restructuring plans from prior periods have not changed materially during the three and six months ended April 30, 2008 as compared to “Note 8. Restructuring Charges” in the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007.

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

Restatement

On December 3, 2007, we announced that our management had identified errors in accounting related to the valuation of in-transit inventory and allocation of manufacturing and distribution overhead to inventory and that as a result of these errors, we anticipated that a restatement of our unaudited condensed consolidated financial statements for the interim periods during our fiscal year ended October 31, 2007 would be required. Our Audit Committee conducted an independent investigation into the errors in accounting that led to the anticipated restatement. The Audit Committee engaged independent counsel, Simpson Thacher & Bartlett LLP (“Simpson Thacher”), to conduct the independent investigation under the Audit Committee’s supervision. Simpson Thacher engaged Navigant Consulting, Inc. (“Navigant”) to serve as independent forensic accountants. The scope of the investigation was proposed by Simpson Thacher in consultation with Navigant and approved by the Audit Committee. The investigation covered among other things (1) the circumstances surrounding the errors identified by management and described in our December 3, 2007 announcement; (2) whether additional errors existed requiring further restatement in the interim periods of fiscal year 2007 and the determinations of the adjustments required to correct and restate our interim financial statements; and (3) whether evidence existed indicating that periods prior to fiscal year 2007 may also be required to be restated.

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

Net revenues, which include System Solutions and Services, are summarized in the following table (in thousands, except percentages):

	Three Months Ended April 30,				Six Months Ended April 30,
			Net	%			Net	%
	2008	2007	Change	Change	2008	2007	Change	Change

Systems Solutions	$203,711	$191,469	$12,242	6.4%	$359,312	$380,435	(21,123)	(5.6)%
Services	29,290	25,414	3,876	15.3%	59,210	52,811	6,399	12.1%

Total	$233,001	$216,883	$16,118	7.4%	$418,522	$433,246	(14,724)	(3.4)%

System Solutions

System Solutions net revenues increased $12.2 million, or 6.4%, to $203.7 million for the three months ended April 30, 2008 from $191.5 million for the three months ended April 30, 2007. System Solutions net revenues comprised 87.4% of total net revenues for the three months ended April 30, 2008 as compared to 88.3% for the three months ended April 30, 2007.

International System Solutions net revenues for the three months ended April 30, 2008 increased $10.8 million, or 9.9%, to $119.0 million compared to the three months ended April 30, 2007. The increase was primarily attributable to a $9.9 million or 16.6% increase in Europe’s System Solutions revenues due primarily to a partial recovery of shipments deferred from the first quarter when we experienced poor sales and supply chain execution. In addition, sales into the Asian region increased $3.6 million or 32.0% due to stronger sales performance in China. Latin America net revenues declined $2.8 million or 7.5%. Sales in our Brazilian financial and vertical business, such as prepaid top-ups, medical and healthcare, increased but were offset by a decline in Mexico. Mexican revenues declined due to a less favorable tax regime from the government sponsored terminalization program. In addition, revenues were adversely impacted by increased pricing competition from our principal competitors in Europe and Latin America and local competitors in Asia.

North America System Solutions net revenues for the three months ended April 30, 2008 increased $1.5 million or 1.8% to $84.7 million. The biggest driver for this increase was the recognition in the second quarter of $23.4 million of revenue for The Phoenix Group deferred from the first quarter because all revenue recognition criteria were not met by January 31, 2008. In addition to the $23.4 million, all second quarter shipments made to The Phoenix Group of $10.2 million were recognized as revenue. The Phoenix Group has become our largest customer partly due to our strategic decision to re-align domestic sales to independent selling organizations, or ISOs, through The Phoenix Group and away from another distributor. The decision was taken in order to provide enhanced supply chain efficiencies, more predictable ordering patterns and better market penetration. This $33.6 million in revenue from The Phoenix Group, combined with $3.4 million in second quarter revenue for the other distributor, resulted in total sales to these two customers of $37.0 million in the quarter ended April 30, 2008, compared with total sales to these two companies of $25.7 million in the second quarter of the prior year. Our U.S. Financial business, which sells payment systems to small and medium sized businesses through ISOs and payment processors, continued to be constrained overall due to adverse economic conditions which slowed retail store openings. Canadian sales were also down versus the prior year. Canadian sales in the prior year period also benefited from a large pay-at-the-table roll out and an aggressive EMV compliance initiative at a major customer. Sales into Multilane Retail were strong, reflecting deployments which address enhanced PCI security standards. Finally, Petroleum Solutions sales continued to decline due to an unfavorable economic climate and high petroleum prices which affected the retail petroleum market.

System Solutions net revenues decreased $21.1 million, or 5.6%, to $359.3 million for the six months ended April 30, 2008 from $380.4 million for the six months ended April 30, 2007. System Solutions net revenues comprised 85.9% of total net revenues for the six months ended April 30, 2008 as compared to 87.8% for the six months ended April 30, 2007

International System Solutions net revenues for the six months ended April 30, 2008 increased $0.8 million, or 0.4%, to $222.9 million compared to the six months ended April 30, 2007. Increases in Latin America and Asia were offset by a decline in Europe. In Latin America, Brazil financial and vertical markets, such as prepaid top-ups, medical and healthcare, were the primary factor in the growth. Mexico revenues declined due to a less favorable tax regime from the government sponsored terminalization program. In Europe, we lost market share as a result of system issues in the region’s newly implemented enterprise resource planning system and experienced poor sales and supply chain execution in the first quarter which we did not fully recover from by the end of the second quarter. In addition, revenues were adversely impacted by increased pricing competition from our principal competitors in Europe and Latin America and local competitors in Asia.

North America System Solutions net revenues for the six months ended April 30, 2008 decreased $22.5 million or 14.2% to $136.4 million. The largest declines were in the U.S. Financial business and Petroleum Solutions business. Our US Financial business, which sells payment systems to small and medium sized businesses through ISOs and payment processors, continued to be constrained overall due to adverse economic conditions which slowed retail store openings. Canadian sales were also down versus the prior year, which benefited from a large pay-at-the-table roll out and an aggressive EMV compliance initiative at a major customer. Sales into Multi-lane were strong, reflecting deployments which address enhanced PCI security standards. Finally, Petroleum Solutions sales continued to decline due to an unfavorable economic climate and high petroleum prices which affected the retail petroleum market.

Services

Services net revenues increased $3.9 million, or 15.3%, to $29.3 million for the three months ended April 30, 2008 from $25.4 million for the three months ended April 30, 2007. Services net revenues increased $6.4 million, or 12.1%, to $59.2 million for the six months ended April 30, 2008 from $52.8 million for the six months ended April 30, 2007. The majority of the growth was associated with North America services related to our taxicab payment business. International service revenue growth in Brazil and Asia was offset by a decline in European refurbishment contracts.

Gross Profit

The following table shows the gross profit for System Solutions and Services (in thousands, except percentages):

	Three Months Ended April 30,				Six Months Ended April 30,
	Amount		Gross Profit Percentage		Amount		Gross Profit Percentage
	2008	2007	2008	2007	2008	2007	2008	2007

Systems Solutions	$61,805	$65,518	30.3%	34.2%	$107,802	121,193	30.0%	31.9%
Services	11,547	12,128	39.4%	47.7%	22,914	25,076	38.7%	47.5%

Total	$73,352	$77,646	31.5%	35.8%	$130,716	146,269	31.2%	33.8%

Gross profit on System Solutions decreased $3.7 million, or 5.7%, to $61.8 million for the three months ended April 30, 2008 from $65.5 million for the three months ended April 30, 2007. Gross profit on System Solutions represented 30.3% of System Solutions net revenues for the three months ended April 30, 2008 down from 34.2% for the three months ended April 30, 2007.

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

International gross profit percentage declined due to the combination of increased price competition in emerging markets countries, including Russia, China, Turkey and Brazil, and unfavorable local freight and distribution center inventory provisions. In addition, certain customers purchased non-PCI compliant inventory at significant discounts.

Corporate costs decreased as a percentage of System Solutions net revenues primarily due to lower amortization of inventory step-up and purchased core and developed technology assets as a result of the Lipman acquisition. This amortization amounted to 4.0% of System Solutions net revenues for the three months ended April 30, 2008 compared to 6.8% for the three months ended April 30, 2007. These Corporate costs were also impacted favorably by the non-recurrence of inventory provisions experienced during the closure of Corporate distribution centers in the three months ended April 30, 2007. Corporate costs are comprised of non-cash acquisition charges, including amortization of purchased core and developed technology assets, step-up of inventory and step-down in deferred revenue, and other Corporate charges, including inventory obsolescence and scrap at corporate distribution centers, rework, specific warranty provisions, non-standard freight, over-and-under absorption of materials management, and supply chain engineering overhead. Since these costs are generally incurred on a company-wide basis, it is impractical to allocate them to either the North America or International segment.

Gross profit on Services decreased $0.6 million, or 4.8%, to $11.5 million for the three months ended April 30, 2008 from $12.1 million for the three months ended April 30, 2007. Gross profit on Services represented 39.4% of Services net revenues for the three months ended April 30, 2008 as compared to 47.7% for the three months ended April 30, 2007. This decrease was primarily due to the diseconomies of scale in our European services operations associated with lower revenues. Partially offsetting this reduction was a slight increase in gross profit percentage in North America, primarily due to growth in services associated with our taxicab payment solutions.

Gross profit on System Solutions decreased $13.4 million, or 11.0%, to $107.8 million for the six months ended April 30, 2008 from $121.2 million for the six months ended April 30, 2007. Gross profit on System Solutions represented 30.0% of System Solutions net revenues for the six months ended April 30, 2008 down from 31.9% for the six months ended April 30, 2007. The decrease in gross profit percentage was due to the favorable impact of lower amortization of inventory step-up associated with the acquisition of Lipman which was mostly offset by unfavorable operational results.

North America gross profit percentage declined primarily due to the growth in Multi-lane system solutions, which carry lower than average gross margins, and the lower proportion of Petroleum system solution sales, which carry higher than average gross margins. In addition, we experienced pricing pressure in both landline and wireless financial solutions. Partially offsetting this was the reduction of sales of a low margin legacy check processing solution for which sales effectively terminated in the three months ended January 31, 2007.

International gross profit percentage declined due to the combination of increased price competition in emerging markets countries, including Russia, China, Turkey and Brazil, and unfavorable local freight costs and distribution center inventory provisions. Net revenues in Latin America, which have historically carried gross margins below international averages, increased proportionally in the six months ended April 30, 2008. In addition, certain customers purchased non-PCI compliant inventory at significant discounts.

Gross profit percentage also declined due to the higher proportion of international net revenues, which typically carry a lower margin than North American net revenues.

Corporate costs decreased as a percentage of System Solutions net revenues primarily due to lower amortization of inventory step-up and purchased core and developed technology assets as a result of the Lipman acquisition. This amortization amounted to 4.7% of System Solutions net revenues for the six months ended April 30, 2008 compared to 8.7% for the six months ended April 30, 2007. Increased operational costs were primarily due to a reduction in the standard freight costs allocated to the sales regions due to the reduction in the usage of air freight. This was partially offset by the non-recurrence of inventory provisions experienced during the closure of certain Corporate distribution centers in the six months ended April 30, 2007. Corporate costs are comprised of non-cash acquisition charges, including amortization of purchased core and developed technology assets, step-up of inventory and step-down in deferred revenue, and other Corporate charges, including inventory obsolescence and scrap at corporate distribution centers, rework, specific warranty provisions, non-standard freight, over-and-under absorption of materials management, and supply chain engineering overhead. Since these costs are generally incurred on a company-wide basis, it is impractical to allocate them to either the North America or International segment.

Gross profit on Services decreased $2.2 million, or 8.6%, to $22.9 million for the six months ended April 30, 2008 from $25.1 million for the six months ended April 30, 2007. Gross profit represented 38.7% of Services net revenues for the six months ended April 30, 2008 as compared to 47.5% for the six months ended April 30, 2007. This decrease was primarily due to the diseconomies of scale in our European services operations associated with lower revenues. Partially offsetting this reduction was a slight increase in gross profit percentage in North America, primarily due to growth in services associated with our taxicab payment solutions.

Research and Development Expenses

Research and development (“R&D”) expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended April 30,				Six Months Ended April 30,
			Net	Percentage			Net	Percentage
	2008	2007	Change	Change	2008	2007	Change	Change

Research and development	$17,159	$16,009	1,150	7.2%	$39,621	32,907	$6,714	20.4%
Percentage of net revenues	7.4%	7.4%			9.5%	7.6%

R&D expenses in the three months ended April 30, 2008, increased $1.2 million or 7.2% compared to the three months ended April 30, 2007 primarily due to a $1.9 million increase in personnel costs as a result of higher headcount and unfavorable currency exchange rates partially offset by a $0.7 million decrease in stock-based compensation expense.

R&D expenses in the six months ended April 30, 2008, increased $6.7 million or 20.4% compared to the six months ended April 30, 2007 primarily due to a $3.8 million increase in personnel costs resulting from higher headcount and unfavorable currency exchange rates, $1.1 million in restructuring costs and a $2.7 million write-off of capitalized software development costs. The write-off was due to our restructuring activities and a change in our approach to the French market. These increases were partially offset by a $0.7 million decrease in stock-based compensation expense.

We expect R&D expenses over the next several quarters to decline as a percentage of net revenues as a result of increased net revenues.

Sales and Marketing Expenses

Sales and marketing expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended April 30,				Six Months Ended April 30,
			Net	Percentage			Net	Percentage
	2008	2007	Change	Change	2008	2007	Change	Change

Sales and marketing	$22,762	$22,823	$(61)	0.0%	$47,405	$45,863	$1,542	3.4%
Percentage of net revenues	9.8%	10.5%			11.3%	10.6%

Sales and marketing expenses decreased $0.1 million for the three months ended April 30, 2008, compared to the three months ended April 30, 2007 primarily due to lower sales and marketing activities which was offset by a $1.9 million increase in restructuring costs.

Sales and marketing expenses increased $1.5 million for the six months ended April 30, 2008, compared to the six months ended April 30, 2007 mainly as a result of a $2.2 million of restructuring costs partially offset by lower sales and marketing activities.

We expect sales and marketing expenses to decline as a percentage of net revenues, for the foreseeable future as a result of increased net revenues.

General and Administrative Expenses

General and administrative expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended April 30,				Six Months Ended April 30,
			Net	Percentage			Net	Percentage
	2008	2007	Change	Change	2008	2007	Change	Change

General and administrative	$31,254	$25,565	$5,689	22.2%	$57,320	$42,941	$14,379	33.5%
Percentage of net revenues	13.4%	11.8%			13.7%	9.9%

General and administrative expenses in the three months ended April 30, 2008 increased $5.7 million compared to the three months ended April 30, 2007. The increase was primarily due to $12.1 million in costs related to the independent investigation and restatement and a $2.7 million increase in professional services fees. These increases were partially offset by a $3.4 million decrease in stock based compensation and a $6.7 million decrease in outside services. During the three months ended April 30, 2007, we incurred $5.7 million of outside services and legal integration expenses supporting a review of the operation and controls of former Lipman entities, production of documents in response to the U.S. Department of Justice investigation related to the Lipman acquisition and a $1.0 million charge to terminate a distributor agreement where there was a channel conflict between Lipman and VeriFone.

General and administrative expenses in the six months ended April 30, 2008 increased $14.4 million compared to the six months ended April 30, 2007. The increase was primarily due to $18.1 million in costs related to the independent investigation and restatement, a $2.4 million increase in personnel cost largely attributable to higher employee compensation and the impact of unfavorable foreign currency exchange rates, a $4.2 million increase in professional services fees, a $1.1 million increase in travel costs, a $0.9 million increase in contract services, and a $0.8 million increase in restructuring costs. These increases were partially offset by a $5.4 million decrease in stock-based compensation and $7.4 million costs incurred in 2007 related to Lipman acquisition. During the six months ended April 30, 2007, we incurred $7.4 million of integration expenses related to the acquisition of Lipman and restructuring charges in VeriFone entities.

We expect general and administrative expenses to decline as a percentage of net revenues as a result of increased net revenues and the finalization of the investigation and restatement related costs.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets increased $1.1 million to $6.8 million for the three months ended April 30, 2008 compared with $5.7 million for the three months ended April 30, 2007 primarily due to the fluctuation of foreign currency exchange rates.

Amortization of purchased intangible assets increased $1.7 million to $12.7 million for the six months ended April 30, 2008 compared with $11.0 million for the six months ended April 30, 2007 primarily due to the fluctuation of foreign currency exchange rates.

Interest Expense

Interest expense decreased $0.5 million in the three months ended April 30, 2008 compared to the three months ended April 30, 2007. Interest expense decreased $3.8 million in the six months ended April 30, 2008 compared to the six months ended April 30, 2007. These decreases in interest expense for the three and six months ended

April 30, 2008 were mostly attributable to the lower effective interest rate in the second quarter 2008. In June 2007, we repaid an aggregate of $263.0 million of our Term B Loan which had an interest rate of 7.11% with a portion of the proceeds from the issuance of the Senior Convertible Notes which bear interest at a rate of 1.375%.

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB14-1 will require us to account separately for the liability and equity components of our convertible debt. The debt would be recognized at the present value of its cash flows discounted using our nonconvertible debt borrowing rate at the time of issuance. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The FSP also requires accretion of the resultant debt discount over the expected life of the debt. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Entities are required to apply the FSP retrospectively for all periods presented. We are currently evaluating FSP APB 14-1 and have not yet determined the impact its adoption will have on our consolidated financial statements. However, the impact of this new accounting treatment may be significant and may result in a significant increase to non-cash interest expense beginning in fiscal year 2010 for financial statements covering past and future periods.

Interest Income

Interest income increased $1.0 million in the six months ended April 30, 2008 compared to the six months ended April 30, 2007. This increase was attributable to the higher average cash and cash equivalents balances compared to April 30, 2007.

Other Income (Expense), Net

Other income (expense), net for the three months and six months ended April 30, 2008 was $1.9 million and $6.4 million respectively. Components include net foreign exchange losses on transactions and settlements of currency derivative transactions. $2.1 million and $6.7 million for the three months and six months ended April 30, 2008 of foreign currency transaction losses is due to a deferred tax liability in Israel which is denominated in Israeli Shekels. This is a non-cash charge and is not expected to be settled in the foreseeable future.

Provision for Income Tax

We recorded a provision for income taxes of $3.9 million for the three months ended April 30, 2008 compared to a provision of $4.3 million for the three months ended April 30, 2007. The decrease in the provision for income taxes for the three months ended April 30, 2008 is primarily attributable to decreased profitability of our domestic operations with no significant impact in the current period from discrete items partially offset by continued profitability of our international operations. Included in the current quarter is a discrete item for FIN 48 interest of $0.4 million. In the three months ended April 30, 2007, there were no material discrete items.

As of April 30, 2008, we have recorded deferred tax assets net of valuation allowance the realization of which is dependent upon us generating sufficient U.S. and certain foreign taxable income. Although realization is not assured, Management believes that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters when we reevaluate the underlying basis for our estimates of future domestic and certain foreign taxable income.

We are currently under audit by the Internal Revenue Service (“IRS”) for fiscal years 2003 to 2004. Although we believe we have correctly provided income taxes for the years subject to audit, the IRS may adopt different interpretations. We have not yet received any final determinations with respect to this audit. The Israeli tax authorities have also begun an audit of certain of our subsidiaries for the calendar years 2004 to 2006 and the Brazilian tax authorities are auditing certain of our subsidiaries for the periods between January 1, 2003 through the current date. With few exceptions, we are no longer subjected to tax examination outside of the U.S. for periods prior to 2000.

As discussed in Note 9 of the Notes to the Condensed Consolidated Financial Statements, effective November 1, 2007, we adopted the provisions of FIN 48. FIN 48 establishes a single model to address accounting for uncertain tax positions by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. In addition, FIN 48 provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Segment Information

The following table reconciles segmented net revenues and operating income to totals for the three and six months ended April 30, 2008 and 2007. Corporate net revenues and operating income (loss) reflect non-cash acquisition charges, including amortization of purchased core and developed technology assets, step-up of inventory and step-down in deferred revenue, amortization of purchased core and developed technology assets, step-up of inventory and step-down in deferred revenue, and other corporate charges, including inventory obsolescence and scrap at corporate distribution centers, rework, specific warrant provisions, non-standard freight, over-and-under absorption of materials management, and supply chain engineering overhead. Corporate operating income (loss) also reflects the difference between the actual and standard cost of System Solutions net revenues and shared operating costs that benefit both segments, predominately research and development expenses and centralized supply chain management.

	Three Months Ended April 30,				Six Months Ended April 30,
			Net	Percentage			Net	Percentage
	2008	2007	Change	Change	2008	2007	Change	Change

Net revenues
International	$133,087	$121,948	$11,139	9.1%	$251,107	$250,745	$362	0.1%
North America	100,287	95,857	4,430	4.6%	168,007	184,938	(16,931)	(9.2)%
Corporate	(373)	(922)	549	59.5%	(592)	(2,437)	1,845	75.7%

Total net revenues	$233,001	$216,883	$16,118	7.4%	$418,522	$433,246	$(14,724)	(3.4)%

Operating income (loss)
International	$19,623	$30,402	$(10,779)	(35.5)%	$35,727	$61,826	$(26,099)	(42.2)%
North American	37,767	39,098	(1,331)	(3.4)%	58,933	70,826	(11,893)	(16.8)%
Corporate	(61,995)	(62,031)	36	0.0%	(120,962)	(125,785)	4,823	3.8%

Total operating income (loss)	$(4,605)	$7,469	$(12,074)	161.7%	$(26,302)	$6,867	$(33,169)	483.0%

The net revenues increased in International for the three months ended April 30, 2008 as compared to the same period in 2007 primarily driven by an increase of approximately $10.8 million in System Solutions and $0.4 million in Services net revenues. Net revenues increased $0.4 million in International for the six months ended April 30, 2008 as compared to the six months ended April 30, 2007 primarily driven by a $0.8 million increase in System Solutions and offset by a $0.4 million decrease in Services net revenues. See “Results of Operations — Net Revenues.”

Net revenues increased $4.4 million in North America for the three months ended April 30, 2008 as compared to the three months ended April 30, 2007 primarily due to a $1.5 million increase in Systems Solutions revenues and a $2.9 million increase in services revenues. Net revenues decreased $16.9 million in North America for the six months ended April 30, 2008 as compared to the six months ended April 30, 2007 primarily driven by a $22.5 million decrease in Systems Solutions revenues partially offset by a $5.6 million increase in services revenues. See “Results of Operations — Net Revenues.”

The decrease in International operating income for the three and six months ended April 30, 2008 compared to the three and six months ended April 30, 2007 was mainly due to lower gross profit percentage, and higher operating expenses. See “Results of Operations — Gross Profit.”

The decrease in operating income for North America for the three months ended April 30, 2008 compared to the three months ended April 30, 2007 was mainly due to lower gross profit percentage and slightly higher operating expenses. See “Results of Operations — Gross Profit.”

The decrease in operating income for North America for the six months ended April 30, 2008 as compared to the six months ended April 30, 2007 was mainly due to decreased net revenues, decreased gross profit percentage, and slightly higher operating expenses. See “Results of Operations — Gross Profit.”

The decrease in Corporate operating loss for the three and six months ended April 30, 2008 was primarily due to $3.6 million and $20.6 million amortization of step-up in inventory and in-process research and development charges recorded in the three and six months ended April 30, 2007 in relation to the Lipman acquisition. In addition, stock-based compensation decreased by $5.3 million and $7.6 million for the three and six months ended April 30, 2008 respectively as compared to the comparable periods in the prior year. The decrease was partially offset by $11.1 million and $16.9 million of investigation and restatement related costs, for the three months and six months ended April 30, 2008, respectively.

Liquidity and Capital Resources

	Six Months Ended April 30,
	2008	2007

Net cash provided by (used for):
Operating activities	$17,631	$40,126
Investing activities	(14,552)	(279,800)
Financing activities	(1,061)	327,158
Effect of exchange rate fluctuation on cash and cash equivalents	(1,980)	1,712

Net change in cash and cash equivalents	$38	$89,196

Our primary liquidity and capital resource needs are to service our debt, finance working capital, and to make capital expenditures and investments. At April 30, 2008, our primary sources of liquidity were cash and cash equivalents of $215.0 million and our $40 million unused revolving credit facility.

Operating Activities

Cash flow from operating activities was $17.6 million for the six months ended April 30, 2008.

Cash used in operations before changes in working capital amounted to $2.9 million for the six months ended April 30, 2008 and consisted of $51.5 million net loss adjusted for $48.6 million of non-cash items such as amortization of purchased intangible assets, stock-based compensation expense, depreciation and amortization of property, plant, and equipment, amortization debt issuance and loss on write-off of capitalized software.

Cash flow from operations due to changes in working capital netted to $20.5 million during the six months ended April 30, 2008. The main drivers were as follows:

•	A $26.3 million increase in inventories for projected sales;

•	A $15.9 million increase in prepaid expenses and other current assets due to an increase in prepaid income taxes; and

•	A $14.7 million increase in other assets primarily due to the deferral of costs of goods for inventory delivered to customers for which net revenues and associated cost of net revenues is recognized as the customers are billed.

Offset by:

•	A $22.3 million decrease in accounts receivable due to better collections;

•	A $19.4 million increase in accrued expenses and other liabilities due to the investigation and restatement related costs, professional fees and long-term tax reserves on adoption of FIN 48;

•	A $15.8 million decrease in deferred tax balances;

•	A $15.6 million increase in income taxes payable; and

•	A $5.8 million increase in deferred revenue due to an increase in deferred services such as customer- supported installations.

Investing Activities

Cash used in investing activities was $14.6 million in the six months ended April 30, 2008, and primarily consists of $9.5 million in purchases of property, plant and equipment, $3.0 million used in the PCI acquisition, net of cash acquired and a $2.0 million capitalization of software development costs.

Financing Activities

The $1.1 million cash used in financing activities in the six months ended April 30, 2008 primarily consist of $2.5 million repayment of long-term debt and a $1.4 million debt amendment fee which were partially offset by $1.7 million proceeds from the exercise of stock options and $0.9 million from the tax benefit derived from stock-based compensation.

We believe that we have the financial resources to meet our business requirements for the next twelve months, including capital expenditures, working capital requirements, and future strategic investments, and to comply with our financial covenants.

Contractual Obligations

The following table summarizes our contractual obligations as of April 30, 2008 (in thousands):

		Less Than			More Than
	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years

Term B Loan (including interest)(1)	$303,216	$18,260	$35,660	$34,548	$214,748
Senior convertible notes (including interest)(1)	336,844	5,375	8,697	322,772	—
Capital lease obligations	147	32	115	—	—
Operating leases	39,595	5,206	14,448	9,456	10,485
Minimum purchase obligations	70,281	70,281	—	—	—

	$750,083	$99,154	$58,920	$366,776	$225,233

(1)	Interest in the above table has been calculated using the rate of effective at April 30, 2008.

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

A reconciliation of net income, the most directly comparable U.S. GAAP measure, to EBITDA, as adjusted, for the three and six months ended April 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2008(1)	2007	2008(1)	2007

U.S. GAAP net loss	$(17,987)	$(4,818)	$(51,485)	$(10,497)
Provision for income taxes	3,873	4,312	6,802	363
Interest expense	8,989	9,507	15,429	19,263
Interest income	(1,395)	(1,534)	(3,483)	(2,525)
Depreciation and amortization of property, plant and equipment	3,340	1,761	6,367	3,765
Amortization of capitalized software	249	275	721	570
Amortization of intangible assets	14,907	15,276	28,971	30,236
Amortization of step-down in deferred revenue on acquisition	373	922	591	2,436
Amortization of step-up in inventory on acquisition	—	3,513	—	13,961
In-process research and development	—	90	—	6,650
Stock-based compensation	3,030	8,299	8,500	16,095
Acquisition related charges and restructuring costs	—	6,623	—	7,417
Capitalized software write-off	—	—	2,700	—

EBITDA as adjusted	$15,379	$44,226	$15,113	$87,734

(1)	Net loss for the three months ended April 30, 2008 was negatively impacted by $12.1 million of costs related to the restatement and $2.3 million in restructuring costs. None of the $14.4 million has been added back in calculating EBITDA. Net loss for the six months ended April 30, 2008 was negatively impacted by $18.1 million of costs related to the restatement and $4.4 million in restructuring costs. None of the $22.5 million has been added back in calculating EBITDA.

Our operating cash flow and EBITDA, as adjusted, have each declined in the six months ended April 30, 2008 as compared to the comparable period of 2007. As a result, our cash liquidity has remained relatively flat over the six months ended April 30, 2008. The declines in operating cash flow and EBITDA, as adjusted, were attributable largely to lower net income recorded during the period, which has in turn been impacted by the significant expenses attributable to the restatement and related internal and governmental investigations and litigation activities. Through April 30, 2008, we had incurred approximately $16.9 million in such expenses.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K, consist of interest rate cap agreements and forward foreign currency exchange agreements described under “Quantitative and Qualitative Disclosures about Market Risk.” See Item 3.

Recent Accounting Pronouncements

Information with respect to our recent accounting pronouncements may be found in Note 1 — Recent Accounting Pronouncements in the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q, which section is incorporated herein by reference.

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

In the first quarter of 2008, we adopted Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position. FIN 48 indicates that an enterprise shall initially recognize the financial statement effects of a tax position when it is more likely than not to be sustained on examination, based on the technical merits of the position. In addition, FIN 48 indicates that the measurement of a tax position that meets the more likely than not threshold shall consider the amounts and probabilities of the outcomes that could be realized upon ultimate settlement. The impact on adoption of FIN 48 is described in Note 9, “Income Taxes”. The following is a revision of our income tax critical accounting policy.

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

Interest Rates

We are exposed to interest rate risk related to our debt, some of which bears interest based upon the three-month LIBOR rate. We have reduced our exposure to interest rate fluctuations through the purchase of interest rate caps covering a portion of our variable rate debt. In 2006, we purchased two-year interest rate caps for $118,000 with an initial notional amount of $200 million declining to $150 million after one year with an effective date of November 1, 2006 under which we will receive interest payments if the three-month LIBOR rate exceeds 6.5%. Based on effective interest rates at April 30, 2008, a 50 basis point increase in interest rates on our borrowings subject to variable interest rate fluctuations would increase our interest expense by approximately $1.2 million annually.

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

We have entered into foreign currency forward contracts and other arrangements intended to hedge our exposure to adverse fluctuations in exchange rates. As of April 30, 2008, we had no foreign currency forward contracts outstanding. During the first week of May 2008, we entered into foreign currency forward contracts with aggregate notional amounts of $14.7 million to hedge exposures to non-functional currencies. If we had chosen not to enter into foreign currency forward contracts to hedge against these exposures and if the hedge currencies were to devalue 5% to 10% against the U.S. dollar, results of operations would include a foreign exchange loss of approximately $0.7 million to $1.5 million for the three and six months ended April 30, 2008.

Hedging arrangements of this sort may not always be effective to protect our results of operations against currency exchange rate fluctuations, particularly in the event of imprecise forecasts of non-U.S. denominated assets and liabilities. Accordingly, if there are adverse movements in exchange rates, we might suffer significant losses.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of April 30, 2008.

Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2008, in light of the material weaknesses described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management’s assessment identified the following material weaknesses in our internal control over financial reporting as of April 30, 2008. As set forth below, management has taken or will take steps to remediate each of these material weaknesses.

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

•	An entity-level material weakness in the control environment related to our period-end financial reporting process due to an insufficient number of qualified personnel with the required proficiency to apply our accounting policies in accordance with U.S. GAAP, following the November 1, 2006 acquisition of Lipman Electronic Engineering Ltd. This material weakness contributed to adjustments in several accounts and the restatement of the interim condensed consolidated financial statements for the quarterly periods during the fiscal year ended October 31, 2007. The accounts most affected in the restatement include inventories and cost of net revenues; however, this material weakness could impact all financial statement accounts, with a higher likelihood for accounts subject to non-routine or estimation processes, such as inventory reserves and income taxes.

•	An entity-level material weakness in control activities related to the design and operation of our supervision, monitoring and monthly financial statement review processes. This material weakness contributed to adjustments in several accounts and the restatement of interim condensed consolidated financial statements for the quarterly periods during the fiscal year ended October 31, 2007. The accounts most affected in the restatement include inventory and cost of net revenues; however, this material weakness could impact all financial statement accounts.

•	A transaction-level material weakness in the design and operating effectiveness of controls related to income taxes. Specifically, our processes and procedures were not designed to provide for adequate and timely identification, documentation and review of various income tax calculations, reconciliations and related supporting documentation required to apply our accounting policy for income taxes in accordance with U.S. GAAP, particularly following the November 1, 2006 acquisition of Lipman Electronic Engineering Ltd. This material weakness impacted our ability to report financial information related to income tax accounts and resulted in adjustments to income tax expense, income taxes payable, deferred tax assets and liabilities, and goodwill accounts during the fiscal year ended October 31, 2007.

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

Changes in Internal Control over Financial Reporting

During the second quarter of our fiscal year ending October 31, 2008, we implemented the following changes to internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934):

•	We have continued to enhance the functionality of the Oracle 11i system by implementing the system in additional subsidiaries so that as of the end of our second fiscal quarter over 90% of our consolidated net revenues and cost of net revenues were processed in the system; and

•	We have added additional qualified accounting and finance personnel having sufficient knowledge and experience in general accepted accounting principles to the cost accounting and corporate accounting group.

There have been no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting for the quarter ended April 30, 2008.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information with respect to this Item may be found in Note 10 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q, which is incorporated into this Item 1 by reference.

ITEM 1A.	RISK FACTORS

A description of risks associated with our business, financial condition, and results of operations is set forth in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended October 31, 2007. There have been no material changes in our risks from such description.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following documents are filed as Exhibits to this report:

Exhibit
Number		Description

3.1		Amendment No. 1 to the Bylaws of VeriFone Holdings, Inc. (incorporated by reference to the Current Report on Form 8-K filed by VeriFone Holdings, Inc. on March 31, 2008).
10	.1+	Separation Agreement, dated as of April 1, 2008, among VeriFone Holdings, Inc., VeriFone, Inc. and Barry Zwarenstein (incorporated by reference to the Current Report on Form 8-K filed by VeriFone Holdings, Inc. on April 1, 2008).
10.2		Second Amendment to Credit Agreement, dated as of April 28, 2008 (incorporated by reference to the Current Report on Form 8-K filed by VeriFone Holdings, Inc. on April 29, 2008).
31.1		Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIFONE HOLDINGS, INC

By:	/s/ Douglas G. Bergeron
Douglas G. Bergeron
Chief Executive Officer

By:	/s/ Barry Zwarenstein
Barry Zwarenstein
Executive Vice President and
Chief Financial Officer

Date: August 19, 2008

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Amendment No. 1 to the Bylaws of VeriFone Holdings, Inc. (incorporated by reference to the Current Report on Form 8-K filed by VeriFone Holdings, Inc. on March 31, 2008).
10	.1+	Separation Agreement, dated as of April 1, 2008, among VeriFone Holdings, Inc., VeriFone, Inc. and Barry Zwarenstein (incorporated by reference to the Current Report on Form 8-K filed by VeriFone Holdings, Inc. on April 1, 2008).
10.2		Second Amendment to Credit Agreement, dated as of April 28, 2008 (incorporated by reference to the Current Report on Form 8-K filed by VeriFone Holdings, Inc. on April 29, 2008).
31.1		Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates a management contract or compensatory plan or arrangement.