Form 10-Q
period 2008-07-31
VeriFone Holdings, Inc.
filed 2008-09-09
CIK 1312073

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2008
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

At August 29, 2008 the number of shares outstanding of the registrant’s common stock, $0.01 par value was 84,325,800.

VERIFONE HOLDINGS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
	2008	2007(1)
	(Unaudited)
	(In thousands, except par value)

ASSETS
Current assets:
Cash and cash equivalents	$182,014	$215,001
Accounts receivable, net of allowance of $5,342 and $4,270	176,852	194,146
Inventories	162,664	107,168
Deferred tax assets	20,997	23,854
Prepaid expenses and other current assets	69,727	63,413

Total current assets	612,254	603,582
Property, plant and equipment, net	53,263	48,293
Purchased intangible assets, net	126,356	170,073
Goodwill	634,928	611,977
Deferred tax assets	69,835	67,796
Debt issuance costs, net	12,406	12,855
Other assets	46,561	32,733

Total assets	$1,555,603	$1,547,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$105,796	$105,215
Income taxes payable	16,463	19,530
Accrued compensation	22,887	21,201
Accrued warranty	7,330	11,012
Deferred revenue, net	54,312	43,049
Deferred tax liabilities	6,221	6,154
Accrued expenses	11,160	8,755
Other current liabilities	101,207	86,465
Current portion of long-term debt	5,034	5,386

Total current liabilities	330,410	306,767
Accrued warranty	1,227	655
Deferred revenue, net	11,131	11,274
Long-term debt	544,713	547,766
Deferred tax liabilities	94,696	87,142
Other long-term liabilities	34,081	10,296

Total liabilities	1,016,258	963,900

Minority interest	2,119	2,487
Stockholders’ equity:
Preferred stock: $0.01 par value; 10,000 shares authorized at July 31, 2008 and October 31, 2007; zero shares issued and outstanding as of July 31, 2008 and October 31, 2007	—	—
Common stock: $0.01 par value; 100,000 shares authorized at July 31, 2008 and October 31, 2007; 84,194 and 84,060 shares issued and outstanding as of July 31, 2008 and October 31, 2007	842	841
Additional paid-in capital	650,349	635,404
Accumulated deficit	(137,535)	(77,484)
Accumulated other comprehensive income	23,570	22,161

Total stockholders’ equity	537,226	580,922

Total liabilities and stockholders’ equity	$1,555,603	$1,547,309

(1)	Amounts as of October 31, 2007 were derived from the October 31, 2007 audited consolidated financial statements.

The accompanying Notes to the Condensed Consolidated Financial Statements
are an integral part of these financial statements.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands, except per share data)

Net revenues:
System Solutions	$228,766	$205,972	$588,078	$586,407
Services	29,932	25,729	89,142	78,540

Total net revenues	258,698	231,701	677,220	664,947
Cost of net revenues:
System Solutions	151,698	132,268	403,208	391,510
Services	18,577	13,837	54,873	41,572

Total cost of net revenues	170,275	146,105	458,081	433,082

Gross profit	88,423	85,596	219,139	231,865
Operating expenses:
Research and development	17,558	15,365	57,179	48,272
Sales and marketing	23,540	23,686	70,945	69,549
General and administrative	35,863	19,364	93,183	62,306
Amortization of purchased intangible assets	6,183	5,416	18,855	16,456
In-process research and development	—	—	—	6,650

Total operating expenses	83,144	63,831	240,162	203,233

Operating income (loss)	5,279	21,765	(21,023)	28,632
Interest expense	(6,447)	(9,468)	(21,877)	(28,731)
Interest income	1,194	2,226	4,677	4,751
Other income (expense), net	194	(4,156)	(6,240)	(4,419)

Income (loss) before income taxes	220	10,367	(44,463)	233
Provision for income taxes	7,419	52,753	14,221	53,116

Net loss	$(7,199)	$(42,386)	$(58,684)	$(52,883)

Net loss per share:
Basic	$(0.09)	$(0.51)	$(0.70)	$(0.65)

Diluted	$(0.09)	$(0.51)	$(0.70)	$(0.65)

Weighted average shares used in computing net loss per share:
Basic	84,194	82,407	84,181	81,699

Diluted	84,194	82,407	84,181	81,699

The accompanying Notes to Condensed Consolidated Financial Statements
are an integral part of these financial statements.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	July 31,
	2008	2007
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net loss	$(58,684)	$(52,883)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of purchased intangible assets	43,155	44,930
Depreciation and amortization of property, plant and equipment	9,894	5,814
Amortization of capitalized software development costs	1,142	800
In-process research and development	—	6,650
Write-off of capitalized software development costs	2,700	—
Loss on disposal of property, plant and equipment	375	—
Amortization of debt issuance costs	1,994	1,129
Stock-based compensation	13,159	21,954
Non-cash portion of loss on debt extinguishment	—	4,764
Minority interest and equity in earnings of affiliates	(22)	(86)
Other	37	(81)

Net cash provided by operating activities before changes in working capital	13,750	32,991
Changes in operating assets and liabilities:
Accounts receivable, net	18,306	(28,035)
Inventories	(54,875)	47,967
Deferred tax assets	1,327	(7,161)
Prepaid expenses and other current assets	(7,114)	(5,852)
Other assets	(15,361)	(3,709)
Accounts payable	386	19,487
Income taxes payable	15,583	39,475
Tax benefits from stock-based compensation	(939)	(6,882)
Accrued compensation	742	(5,147)
Accrued warranty	(3,110)	(2,640)
Accrued expenses and other liabilities	22,359	(15,432)
Deferred revenues	8,847	10,317
Deferred tax liabilities	7,747	9,434

Net cash provided by operating activities	7,648	84,813

Cash flows from investing activities:
Software development costs capitalized	(3,170)	(4,532)
Purchase of property, plant and equipment	(14,368)	(20,366)
Purchase of other assets	—	(500)
Acquisition of businesses, net of cash acquired	(15,366)	(267,745)

Net cash used in investing activities	(32,904)	(293,143)

Cash flows from financing activities:
Proceeds from long-term debt, net of costs	286	613,252
Purchase of convertible note hedge	—	(80,236)
Sale of warrants	—	31,188
Repayment of long-term debt	(3,750)	(262,554)
Proceeds from exercise of stock options	1,692	24,539
Payment of debt amendment fees	(1,751)	—
Tax benefits from stock-based compensation	939	6,882
Investment in subsidiary by minority stockholder	—	1,050
Other	(63)	(17)

Net cash provided by (used in) financing activities	(2,647)	334,104
Effect of foreign exchange rate on cash and cash equivalents	(5,084)	608

Net increase (decrease) in cash and cash equivalents	(32,987)	126,382
Cash and cash equivalents at beginning of period	215,001	86,564

Cash and cash equivalents at end of period	$182,014	$212,946

Supplemental disclosure for cash flow information:
Cash paid for interest	$15,626	$25,345

Cash paid (received) for income taxes	($1,002)	$13,779

Supplemental schedule of non-cash transactions:
Debt issuance costs withheld from proceeds	$—	$8,333

Issuance of common stock and stock options for acquisition	$—	$435,228

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

Unaudited Interim Financial Statements

The accompanying condensed consolidated balance sheet as of July 31, 2008 and condensed consolidated statements of operations for the three and nine months ended July 31, 2008 and 2007 and condensed consolidated statements of cash flows for the nine months ended July 31, 2008 and 2007 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X and the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and notes normally provided in audited financial statements prepared under GAAP. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of July 31, 2008 and its results of operations for the three and nine months ended July 31, 2008 and 2007 and cash flows for the nine months ended July 31, 2008 and 2007. The condensed consolidated balance sheet at October 31, 2007 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007 filed with the Securities and Exchange Commission.

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

Other than this change, there have been no changes in the Company’s significant accounting policies during the nine months ended July 31, 2008 as compared to the significant accounting policies described in the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007.

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

Concentrations of Credit Risk

As of July 31, 2008 and October 31, 2007, no customer accounted for 10% or more of the Company’s accounts receivable. No customer accounted for 10% or more of net revenues for the three and nine months ended July 31, 2008 and 2007.

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

Note 2.	Balance Sheet and Statement of Operations Details

Inventories

Inventories consisted of the following (in thousands):

	July 31,	October 31,
	2008	2007

Raw materials	$47,681	$29,548
Work-in-process	6,898	3,849
Finished goods	108,085	73,771

	$162,664	$107,168

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	July 31,	October 31,
	2008	2007

Prepaid taxes	$47,273	$38,390
Prepaid expenses	12,476	15,266
Other receivables	5,661	7,827
Other current assets	4,317	1,930

	$69,727	$63,413

The Company had $2.0 million and $1.3 million of restricted cash as of July 31, 2008 and October 31, 2007, respectively. The restricted cash balances were comprised mainly of pledged deposits for bank guarantees.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchased Intangible Assets, net

Purchased intangible assets subject to amortization consisted of the following (in thousands):

	July 31, 2008			October 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value

Developed technology	$172,325	$(89,363)	$82,962	$172,564	$(64,981)	$107,583
Core technology	14,442	(14,442)	—	14,442	(14,442)	—
Trade name	22,225	(22,225)	—	22,225	(22,225)	—
Internal use software	4,373	(1,461)	2,912	4,485	(853)	3,632
Customer relationships	90,821	(50,339)	40,482	91,023	(32,165)	58,858

	$304,186	$(177,830)	$126,356	$304,739	$(134,666)	$170,073

Amortization of purchased intangible assets for the three and nine months ended July 31, 2008 and 2007 was allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2008	2007	2008	2007

Included in cost of net revenues	$8,001	$9,278	$24,300	$28,474
Included in operating expenses	6,183	5,416	18,855	16,456

	$14,184	$14,694	$43,155	$44,930

Estimated future amortization expense of purchased intangible assets recorded as of July 31, 2008 is as follows (in thousands):

	Cost of Net	Operating
Fiscal Year	Revenues	Expenses	Total

2008 (remaining 3 months)	$7,770	$6,573	$14,343
2009	31,759	20,597	52,356
2010	24,796	12,137	36,933
2011	15,034	3,332	18,366
2012	2,614	462	3,076
Thereafter	988	294	1,282

Total	$82,961	$43,395	$126,356

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	Nine Months
	Ended	Year Ended
	July 31,	October 31,
	2008	2007

Balance at beginning of period	$611,977	$52,689
Additions related to acquisitions	16,158	540,043
Resolution of tax contingencies and adjustments to tax reserves and valuation allowance established in purchase accounting	1,504	(5,229)
Currency translation adjustments	5,289	24,474

Balance at end of period	$634,928	$611,977

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Warranty

Activity related to accrued warranty consisted of the following (in thousands):

	Nine Months
	Ended	Year Ended
	July 31,	October 31,
	2008	2007

Balance at beginning of period	$11,667	$5,432
Warranty charged to cost of net revenues	4,658	3,664
Utilization of warranty	(9,404)	(13,089)
Change in estimates	1,587	4,768
Warranty liabilities assumed in acquisitions	49	10,892

Balance at end of period	8,557	11,667
Less current portion	(7,330)	(11,012)

Long-term portion	$1,227	$655

Deferred Revenue, net

Deferred revenue, net consisted of the following (in thousands):

	July 31,	October 31,
	2008	2007

Deferred revenue	$75,909	$58,992
Deferred cost of revenue	(10,466)	(4,669)

	65,443	54,323
Less current portion	(54,312)	(43,049)

Long-term portion	$11,131	$11,274

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	July 31,	October 31,
	2008	2007

Other tax liabilities(1)	$46,899	$39,310
Accrued interest	2,967	2,620
Accounts payable related accrual	18,841	16,246
Accrued legal and audit fees	9,562	4,693
Other	22,938	23,596

Total other current liabilities	$101,207	$86,465

(1)	Two of the Company’s Brazilian subsidiaries that were acquired as part of the Lipman acquisition have been notified of assessments regarding Brazilian customs penalties and interest that relate to alleged infractions in the importation of goods. The Company has accrued $23.2 million as of July 31, 2008 and $19.4 million as of October 31, 2007 related to these assessments. See Note 10, “Commitments and Contingencies”, for additional information related to these tax assessments.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Income (Expense), net

Other income (expense), net consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2008	2007	2008	2007

Foreign currency transaction gains (losses), net	$428	$1,213	$(5,430)	$3,106
Foreign currency contract losses, net	(883)	(914)	(1,664)	(2,929)
Loss on debt extinguishment	—	(4,764)	—	(4,764)
Other, net	649	309	854	168

	$194	$(4,156)	$(6,240)	$(4,419)

Note 3.	Financings

The Company’s financing consisted of the following (in thousands):

	July 31,	October 31,
	2008	2007

Term B Loan	$232,500	$236,250
Senior convertible notes	316,250	316,250
Capital lease and other notes payable	997	652

Total	549,747	553,152
Less current portion	(5,034)	(5,386)

Long-term portion	$544,713	$547,766

Secured Credit Facility

On October 31, 2006, the Company’s principal subsidiary, VeriFone, Inc. (the “Borrower”) entered into a Credit Agreement with a syndicate of financial institutions led by JP Morgan Chase Bank N.A. and Lehman Commercial Paper, Inc. (the “Lender”). The credit agreement consisted of a Term B Loan facility of $500 million and a revolving loan permitting borrowings of up to $40 million (the “Credit Facility”). At July 31, 2008 and October 31, 2007, $232.5 million and $236.3 million, respectively, were outstanding under the Term B Loan and there were no borrowings under the revolving loan.

The Credit Facility is guaranteed by the Company and certain of its subsidiaries and is secured by collateral including substantially all of the Company’s assets and stock of the Company’s subsidiaries. At July 31, 2008, the Term B Loan bore an interest rate of 5.55%, which was 2.75% over the three-month LIBOR. The effective interest rate was 7.11% as of October 31, 2007, which was prior to the amendments described below.

At July 31, 2008, at the Borrower’s option, the revolving loan bears interest at a rate of 2.0% over the three-month LIBOR, or 1.0% over the lender’s base rate. The effective interest rate was 4.80% as of July 31, 2008. The effective interest rate was 6.61% as of October 31, 2007, which was prior to the amendments described below.

The terms of the Credit Facility require the Company to comply with certain financial as well as non-financial covenants. As of July 31, 2008, the Company was in compliance with the covenants under the Credit Facility.

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

On April 28, 2008, the Borrower and VeriFone Intermediate Holdings, Inc. entered into a Second Amendment to Credit Agreement (the “Second Amendment”) with the Lenders under its Credit Facility. The Second Amendment extended the time periods for delivery of certain required financial information for the three-month periods ended January 31, April 30 and July 31, 2007, the year ended October 31, 2007 and the three-month periods ended January 31 and April 30, 2008. In connection with the Second Amendment, the Borrower paid to consenting Lenders a fee of $0.7 million, or 0.25% of the aggregate amount outstanding under the Term B loan and the amount of the revolving credit commitment made available by the consenting Lenders, agreed to an increase in the interest rate payable on the Term B loan and any revolving commitments of 0.75% per annum, agreed to an increase of 0.125% per annum to the commitment fee for unused revolving commitments and agreed to an increase of 0.75% per annum to the letter of credit fees, each of which are effective from the date of the Second Amendment.

On July 31, 2008, the Borrower and VeriFone Intermediate Holdings, Inc. entered into a Third Amendment to the Credit Agreement (the “Third Amendment”) with the Lenders under its Credit Facility. The Third Amendment extended the time periods for delivery of certain required financial information for the three-month periods ended January 31, April 30 and July 31, 2007, the year ended October 31, 2007 and the three-month periods ended January 31 and April 30, 2008 to August 31, 2008. In connection with the Third Amendment, the Borrower paid to consenting Lenders a fee of $0.3 million, or 0.125% of the aggregate amount outstanding under the Term B loan and the amount of the revolving credit commitment made available by the consenting Lenders. Following the Third Amendment, the Borrower pays interest on the Term B loan at a rate of 2.75% over three-month LIBOR (the Borrower may elect at the end of an interest period to have the term loan bear interest at 1.75% over the lender’s base rate) and any revolving loans would bear interest, at the Borrower’s option, at either 2.0% over LIBOR or 1.0% over the lender’s base rate, assuming the Borrower remains in the lowest rate tier based on its total consolidated leverage ratio.

1.375% Senior Convertible Notes

On June 22, 2007, the Company issued and sold $316.2 million aggregate principal amount of its 1.375% Senior Convertible Notes due 2012 (the “Notes”) in an offering through Lehman Brothers Inc. and JP Morgan Securities Inc. (together the “initial purchasers”) to qualified institutional buyers pursuant to Section 4(2) of, and Rule 144A under the Securities Act. The net proceeds from the offering, after deducting transaction costs, were approximately $307.9 million. The Company incurred approximately $8.3 million of debt issuance costs. The transaction costs, consisting of the initial purchasers’ discounts and offering expenses, were primarily recorded in debt issuance costs, net and are being amortized to interest expense using the effective interest method over five years. The Company will pay 1.375% interest per annum on the principal amount of the Notes, payable semi-annually in arrears in cash on June 15 and December 15 of each year, commencing on December 15, 2007, subject to increase in certain circumstances as described below. The fair value of the 1.375% Senior Convertible Notes was $239.5 million as of July 31, 2008 based on the trading price at the end of the day.

The Notes were issued under an Indenture with U.S. Bank National Association, as trustee. Each $1,000 of principal of the Notes will initially be convertible into 22.719 shares of VeriFone common stock, which is equivalent to a conversion price of approximately $44.02 per share, subject to adjustment upon the occurrence of specified events. Holders of the Notes may convert their Notes prior to maturity during specified periods as follows: (1) on any date during any fiscal quarter (and only during such fiscal quarter) if the closing sale price of the Company’s common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (2) at any time on or after March 15, 2012; (3) if the Company distributes to all holders of its common stock rights or warrants (other than pursuant to a rights plan) entitling them to purchase, for a period of 45 calendar days or less, shares of the Company’s common stock at a price less than the average closing sale price for the ten trading days preceding the

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

declaration date for such distribution; (4) if the Company distributes to all holders of its common stock, cash or other assets, debt securities or rights to purchase the Company’s securities (other than pursuant to a rights plan), which distribution has a per share value exceeding 10% of the closing sale price of the Company’s common stock on the trading day preceding the declaration date for such distribution; (5) during a specified period if certain types of fundamental changes occur; or (6) during the five business-day period following any five consecutive trading-day period in which the trading price for the Notes was less than 98% of the average of the closing sale price of the Company’s common stock for each day during such five trading-day period multiplied by the then current conversion rate. Upon conversion, the Company would pay the holder the cash value of the applicable number of shares of VeriFone common stock, up to the principal amount of the Note. Amounts in excess of the principal amount, if any, will be paid in stock. Unless and until the Company obtains stockholder approval to amend its certificate of incorporation to increase its authorized capital, the maximum number of shares available for issuance upon conversion of each $1,000 principal amount of Notes will be the pro rata portion of an aggregate of 3,250,000 shares allocable to such Note, which equates to 10.2766 shares per $1,000 principal amount of Notes. Because the Company did not increase its authorized capital to permit conversion of all of the Notes at the initial conversion rate by June 21, 2008, beginning on June 21, 2008 the Notes began to bear additional interest at a rate of 2.0% per annum (in addition to the additional interest described below) on the principal amount of the Notes, which will increase by 0.25% per annum on each anniversary thereafter if the authorized capital has not been increased. If stockholder approval to increase the Company’s authorized capital is received, such additional interest will cease to accrue. As of July 31, 2008, the fair value of the derivative related to this interest penalty on the Notes was determined to be $1.9 million and was included in Other Current Liabilities on the Condensed Consolidated Balance Sheets.

As of July 31, 2008, none of the conditions allowing holders of the Notes to convert had been met. If a fundamental change, as defined in the indenture pursuant to which the Notes were issued, occurs prior to the maturity date, holders of the Notes may require the Company to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest (including additional interest, if any) to, but excluding, the repurchase date.

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

Due to the delay in the filing of the Company’s Annual Report on Form 10-K for fiscal year 2007, the Company has not been able to register the Notes and the shares underlying the Notes. Accordingly, the interest rate on the Notes increased by 0.25% per annum on December 20, 2007 and by an additional 0.25% per annum on March 19, 2008

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

relating to the Company’s obligations under the Registration Rights Agreement. Once a registration statement covering the Notes and shares underlying the Notes is declared effective, such additional interest will cease to accrue. As of July 31, 2008, the Company expensed $0.9 million of which $0.3 million was included in Other Current Liabilities on the Condensed Consolidated Balance Sheets.

In addition, the interest rate on the Notes increased an additional 0.25% per annum on May 1, 2008 (in addition to the additional interest described above) because the Company failed to file and deliver the 2007 Annual Report. Such additional 0.25% interest ceased to accrue following the filing of the 2007 Annual Report on August 19, 2008. As of July 31, 2008, the fair value of the derivative related to this interest penalty on the Notes was determined to be $0.1 million and was included in Other Current Liabilities on the Condensed Consolidated Balance Sheets.

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

The cost incurred in connection with the note hedge transactions, net of the related tax benefit and the proceeds from the sale of the warrants, is included as a net reduction in additional paid-in capital in the accompanying condensed consolidated balance sheets as of July 31, 2008, in accordance with the guidance in Emerging Issues Task Force Issue No. 00-19 (“EITF 00-19”), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

In accordance with SFAS No. 128, Earnings per Share, the Notes will have no impact on diluted earnings per share, or EPS, until the price of the Company’s common stock exceeds the conversion price of $44.02 per share because the principal amount of the Notes will be settled in cash upon conversion. Prior to conversion, the Company will include the effect of the additional shares that may be issued if its common stock price exceeds $44.02 per share using the treasury stock method. If the price of the Company’s common stock exceeds $62.356 per share, it will also include the effect of the additional potential shares that may be issued related to the warrants using the treasury stock method. Prior to conversion, the note hedge transactions are not considered for purposes of the EPS calculation as their effect would be anti-dilutive.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.  Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2008	2007	2008	2007

Net loss	$(7,199)	$(42,386)	$(58,684)	$(52,883)
Other comprehensive income (loss):
Foreign currency translation adjustments	3,126	3.345	1,372	13,608
Unrealized gain (loss) on interest rate hedge, net of tax	18	4	37	(19)

Comprehensive income (loss)	$(4,055)	$(39,037)	$(57,275)	$(39,294)

The components of accumulated other comprehensive income consisted of the following (in thousands):

	July 31,	October 31,
	2008	2007

Foreign currency translation adjustments	$23,596	$22,224
Unrecorded loss on interest rate hedges	(26)	(63)

Accumulated other comprehensive income	$23,570	$22,161

Note 5.	Stockholders’ Equity

The Company grants stock options and restricted stock units (“RSUs”) pursuant to stockholder approved stock option plans. The Company maintains certain equity incentive plans, as described in detail in Note 7 of Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the fiscal year ended October 31, 2007. All stock options and RSUs granted during the nine months ended July 31, 2008 were granted under the 2006 Equity Incentive Plan.

Stock-Based Compensation

The Company follows SFAS No. 123(R), Share-Based Payment, which requires the measurement of compensation cost for all outstanding unvested share-based awards at fair value and recognizes compensation over the requisite service period for awards expected to vest. The following table summarizes stock-based compensation expense by classification recorded under SFAS No. 123(R) for the three and nine months ended July 31, 2008 and 2007 (in thousands):

	Three Months Ended
	July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007

Cost of net revenues	$455	$570	$1,003	$2,417
Sales and marketing	1,290	1,443	3,516	4,342
Research and development	1,536	1,974	4,856	5,486
General and administrative	1,378	1,872	3,784	9,709

Total stock-based compensation	$4,659	$5,859	$13,159	$21,954

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

	Three Months		Nine Months
	Ended		Ended
	July 31,		July 31,
	2008	2007	2008	2007

Expected term of the options (in years)	N/A	2.0	3.0	2.1
Risk-free interest rate	N/A	4.8%	2.9%	4.8%
Expected stock price volatility	N/A	39.8%	40.6%	39.8%
Expected dividend rate	N/A	0.0%	0.0%	0.0%

There were no options or RSUs granted in the three months ended July 31, 2008. The weighted average fair value of options granted during the nine months ended July 31, 2008 and 2007 was $6.07 and $9.49, respectively. The weighted average fair value of RSUs granted during the nine months ended July 31, 2008 and 2007 was $19.81 and $35.46, respectively.

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

Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under SFAS No. 123(R). The fair value of each RSU is equal to the market value of the Company’s common stock on the date of grant.

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

As of October 31, 2007, the Company cancelled 200,000 performance units and 100,000 market units because the related fiscal year 2007 targets were not achieved.

The financial targets for the fiscal 2008 performance units were established upon filing of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007. Up to 200,000 performance units for 2008 will vest if the fiscal year 2008 performance target is achieved. Up to 100,000 market units for 2008 will vest if the fiscal year 2008 performance targets are achieved and the volume-weighted average price of the Company’s stock exceeds $51.84 per share during the 10 trading days beginning with the second full trading day following the Company’s announcement of financial results for the fiscal year ending October 31, 2008.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The financial targets for the 2009 performance units have not yet been determined; therefore, no measurement date has occurred for that tranche. The Company will value the fiscal year 2009 performance units when all factors for measurement have been determined and a measurement date has occurred. Up to 200,000 performance units will vest if the fiscal year 2009 performance targets are achieved. Up to 100,000 stock units for the 2009 performance units will vest if the fiscal year 2009 targets are achieved and the volume-weighted average price of the Company’s stock exceeds $62.20 per share during the 10 trading days beginning with the second full trading day following the Company’s announcement of financial results for the fiscal year ending October 31, 2010.

Because these shares are contingently issuable, they were excluded from the earnings per share calculation for the three and nine months ended July 31, 2008 and 2007.

Equity Award Activity

Stock option activity for the nine months ended July 31, 2008, was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(In years)	(In thousands)

Balance at November 1, 2007	8,331,637	$27.10
Granted	22,500	19.81
Exercised	(104,575)	8.84
Cancelled	(704,874)	29.51

Balance at July 31, 2008	7,544,688	$27.11	4.9	$9,417

Vested or expected to vest at July 31, 2008	7,172,815	$26.86	4.9	$9,291

Exercisable at July 31, 2008	3,588,478	$24.47	4.5	$6,110

Restricted stock unit activity for the nine months ended July 31, 2008, was as follows:

		Aggregate
	Number of	Intrinsic
	Shares	Value
		(In thousands)

Balance at November 1, 2007	749,750
Granted	7,500
Vested	(7,500)
Cancelled	—

Balance at July 31, 2008	749,750	$2,240

Vested or expected to vest at July 31, 2008	642,174	$1,457

The total intrinsic value of options exercised was $3.3 million and $36.3 million during the nine months ended July 31, 2008 and 2007, respectively. The total fair value of RSUs vested during the nine months ended July 31, 2008 and 2007 was $0.2 million and $1.1 million, respectively.

Net cash proceeds from the exercise of stock options were $0.9 million and $25.1 million for the nine months ended July 31, 2008 and 2007, respectively.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of July 31, 2008, total compensation cost related to unvested options and RSUs expected to vest but not yet recognized was $33.7 million and $3.0 million, respectively, and was expected to be recognized over a weighted-average period of 2.2 years for options and 1.8 years for RSUs.

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

The following details the computation of the loss per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2008	2007	2008	2007

Basic and diluted net loss per share:
Numerator:
Net loss	$(7,199)	$(42,386)	$(58,684)	$(52,883)

Denominator:
Weighted-average common shares outstanding	84,194	83,078	84,181	82,589
Less: Weighted-average shares subject to repurchase	—	(671)	—	(890)

Weighted-average shares used in computing basic net loss per share	84,194	82,407	84,181	81,699
Add dilutive securities:
Weighted-average shares subjects to repurchase	—	—	—	—
Stock options and restricted stock units	—	—	—	—

Weighted-average shares used in computing diluted net loss per share	84,194	82,407	84,181	81,699

Net loss per share:
Basic	$(0.09)	$(0.51)	$(0.70)	$(0.65)

Diluted	$(0.09)	$(0.51)	$(0.70)	$(0.65)

As of July 31 2008 and 2007, options and restricted stock units to purchase 8.3 million and 10.4 million, respectively, of Common Stock were excluded from the calculation of weighted average shares for diluted net loss per share as they were anti-dilutive.

The senior convertible notes are considered to be Instrument C securities as defined by EITF No. 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion (“EITF 90-19”); therefore, only the conversion spread relating to the senior convertible notes is included in the Company’s diluted earnings per share calculation, if dilutive. The potential dilutive shares of the Company’s common stock resulting from the assumed settlement of the conversion spread of the senior convertible notes are determined under the method set forth in EITF 90-19. Under such method, the settlement of the conversion spread of the senior convertible notes has a

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dilutive effect when the average share price of the Company’s common stock during the period exceeds $44.02. The average share price of the Company’s common stock during the three and nine months ended July 31, 2008 did not exceed $44.02.

Warrants to purchase 7.2 million shares of the Company’s common stock were outstanding at July 31, 2008, but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the average market price of the Company’s common stock during the three and nine months ended July 31, 2008; therefore, their effect was anti-dilutive.

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

The following table sets forth net revenues and operating income (loss) for the Company’s segments (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2008	2007	2008	2007

Net revenues:
International	$161,197	$128,391	$412,303	$379,136
North America	97,783	103,961	265,790	288,899
Corporate	(282)	(651)	(873)	(3,088)

Total net revenues	$258,698	$231,701	$677,220	$664,947

Operating income (loss):
International	$31,745	$28,789	$67,472	$90,615
North America	36,755	43,148	95,688	113,974
Corporate	(63,221)	(50,172)	(184,183)	(175,957)

Total operating income (loss)	$5,279	$21,765	$(21,023)	$28,632

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s long-lived assets which consist primarily of property, plant, and equipment, net by segment were as follows (in thousands):

	July 31,	October 31,
	2008	2007

International	$25,262	$24,271
North America	30,253	26,549

Total	$55,515	$50,820

The Company’s goodwill by segment was as follows (in thousands):

	July 31,	October 31,
	2008	2007

International	$565,122	$542,186
North America	69,806	69,791

Total	$634,928	$611,977

The Company’s total assets by segment were as follows (in thousands):

	July 31,	October 31,
	2008	2007

International	$1,126,865	$1,122,411
North America	428,738	424,898

Total	$1,555,603	$1,547,309

The Company’s depreciation and amortization by segment was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2008	2007	2008	2007

International	$1,603	$1,258	$4,824	$3,639
North America	1,924	792	5,070	2,175

Total	$3,527	$2,050	$9,894	$5,814

Geographic Information

The net revenues by geographic area were as follows (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007

Europe	$80,930	$69,912	$214,482	$209,875
Latin America	60,401	42,673	145,668	124,841
Asia	19,866	15,806	52,153	44,420
United States	84,163	92,513	236,098	257,569
Canada	13,338	10,797	28,819	28,242

Total revenues	$258,698	$231,701	$677,220	$664,947

Revenues are allocated to the geographic areas based on the shipping destination of customer orders. Corporate revenues are included in the United States geographic area revenues.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s long-lived assets exclusive of intercompany accounts were as follows (in thousands):

	July 31,	October 31,
	2008	2007

North America	$30,254	$26,549
Europe	20,029	20,694
Latin America	2,144	2,160
Asia	3,088	1,417

Total	$55,515	$50,820

Note 8.	Business Combinations

A.C. Application Limited

On July 1, 2008, the Company’s wholly-owned subsidiary, VeriFone Israel Ltd., acquired the business of A.C. Application Ltd., in accordance with an asset purchase agreement, between VeriFone Israel Ltd and A.C. Application Ltd. The acquisition was an all-cash transaction of approximately $12.4 million including acquisition costs. The assets acquired as a result of the A.C. Application Ltd. acquisition consisted primarily of intangible assets related to technology and customer relationships. The agreement also provides for additional consideration to be paid in the form of an earn-out amount of up to $2.3 million, if certain target revenues and gross margins are achieved at April 30, 2009 and 2010. The earn-out payment to be made, if any, is not included in the $12.4 million approximate total purchase price mentioned above. The earn-out payments to be made under the agreement, if any, will be recorded as an expense when it is probable that the earn-out payments will be payable. The results of operations were included in the condensed consolidated financial statements from the acquisition date. The Company is still in the process of finalizing the closing balance sheet and valuation of intangibles. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

Peripheral Computer Industries Pty Limited

On December 13, 2007, the Company’s wholly-owned subsidiary, VeriFone Systems Australia Pty Ltd., acquired the business of Peripheral Computer Industries Pty Limited (“PCI”) in accordance with an asset purchase agreement, between Peripheral Computer Industries Pty Limited and VeriFone Systems Australia Pty Ltd. The acquisition was an all-cash transaction of approximately $3.0 million including acquisition costs. The assets acquired as a result of the PCI acquisition consisted primarily of intangible assets related to technology and customer relationships. The agreement also provides for additional consideration to be paid in the form of an earn-out amount of up to $6.8 million, if certain target revenues are achieved at the end of the 36 month earn-out period. The earn-out payment to be made, if any, is not included in the $3.0 million approximate total purchase price mentioned above. The earn-out payments to be made under the agreement, if any, will be recorded as an additional cost of the acquisition at such time as they are earned. The results of operations were included in the condensed consolidated financial statements from the acquisition date. The Company is still in the process of finalizing the closing balance sheet and valuation of intangibles. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

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

The Company has recorded the FIN 48 liability as a long-term liability as it does not expect significant payments to occur over the next 12 months. The Company’s existing positions will continue to generate an increase in liabilities for uncertain tax benefits. The Company will continue to recognize interest and penalties related to income tax matters in income tax expense. During the three and nine months ended July 31, 2008, the Company accrued $0.5 million and $1.1 million, respectively, for FIN 48 related interest expense.

The Company expects to provide taxes in fiscal year 2008 notwithstanding an expected loss on its income statement for the full fiscal year. This is because, in significant part, it has net profits in its international operations and a loss in the United States. The tax benefit of the U.S. financial reporting loss is also offset by an expected increase in the valuation allowance on U.S. deferred tax assets. The effect of these circumstances is to create a negative tax rate in the nine months ended July 31, 2008 despite a positive tax rate in the three months ended July 31, 2008. The application of the intraperiod tax accounting rules of FIN 18 and expected losses with no tax benefit at certain entities results in a computed charge for tax expense of $7.4 million in the quarter. For the three months ended July 31, 2007, the tax expense was $52.8 million. The decrease in taxes from the three months ended July 31, 2008 as compared to the three months ended July 31, 2007 is primarily attributable to the application of the intraperiod tax accounting rules of FIN 18 as applied to discrete items, primarily certain non-deductible in-process research and development charges. There were discrete items in the three and nine months ended July 31, 2007 that resulted in an unusually large tax expense relative to pre-tax income. There were no comparable discrete items in the effective tax rate calculations for the three and nine months ended July 31, 2008.

As of July 31, 2008, the Company has recorded deferred tax assets on its balance sheet net of valuation allowance the realization of which is dependent upon the Company’s ability to generate sufficient U.S. and certain foreign taxable income. Although realization is not assured, Management believes that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters when the Company reevaluates the underlying basis for its estimates of future domestic and certain foreign taxable income.

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

Commitments

The Company leases certain real and personal property under noncancelable operating leases. Additionally, the Company subleases certain real property to third parties. Future minimum lease payments and sublease rental income under these leases as of July 31, 2008 were as follows (in thousands):

	Minimum	Sublease	Net Minimum
Fiscal Year	Lease Payments	Rental Income	Lease Payments

2008 (remaining 3 months)	$2,638	$34	$2,604
2009	9,016	86	8,930
2010	7,726	4	7,722
2011	6,093	—	6,093
2012	5,518	—	5,518
Thereafter	12,226	—	12,226

Total	$43,217	$124	$43,093

FASB Interpretation No. 48 (“FIN 48”) Liabilities

As of November 1, 2007, the amount of the unrecognized tax benefits was $22.4 million, including accrued interest and penalties, none of which is expected to be paid within one year. The Company is unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. However, it is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the normal expiration of various statutes of limitations or the possible conclusion of ongoing tax audits in various jurisdictions around the world.

Contingencies

Manufacturing Agreements

The Company works on a purchase order basis with third-party contract manufacturers and component suppliers with facilities in China, Singapore, Israel and Brazil to supply a majority of the Company’s finished goods inventories. The Company provides each contract manufacturer with a purchase order to cover the manufacturing requirements, which constitutes a binding commitment by the Company to purchase materials produced by the manufacturer as specified in the purchase order. The total amount of purchase commitments as of July 31, 2008 was approximately $89.1 million, and are generally paid within one year. Of this amount, $4.1 million has been recorded in other current liabilities in the accompanying Condensed Consolidated Balance Sheet as of July 31, 2008 because these commitments are not expected to have future value to the Company.

Litigation

Brazilian State Tax Assessments

State Value Added Tax

One of the Company’s Brazilian subsidiaries has been notified of a tax assessment regarding Brazilian state value added tax (“VAT”), for the periods from January 2000 to December 2001 that relates to products supplied to the Company by a contract manufacturer. The assessment relates to an asserted deficiency of 8.6 million Brazilian reais (approximately $5.5 million) including interest and penalties. The tax assessment was based on a clerical error in which the Company’s Brazilian subsidiary omitted the required tax exemption number on its invoices. Management does not expect that the Company will ultimately incur a material liability in respect of this

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assessment, because they believe, based in part on advice of the Company’s Brazilian tax counsel, that the Company is likely to prevail in the proceedings relating to this assessment. On May 25, 2005, the Company had an administrative hearing with respect to this audit. Management expects to receive the decision of the administrative body sometime in 2008. In the event the Company receives an adverse ruling from the administrative body, the Company will decide whether or not to appeal and would reexamine the determination as to whether an accrual is necessary. It is currently uncertain what impact this state tax examination may have with respect to the Company’s use of a corresponding exemption to reduce the Brazilian federal VAT.

Importation of Goods Assessments

Two of the Company’s Brazilian subsidiaries that were acquired as a part of the Lipman acquisition have been notified of assessments regarding Brazilian customs penalties that relate to alleged infractions in the importation of goods. The assessments were issued by the Federal Revenue Department in the City of Vitória, the City of São Paulo, and the City of Itajai. The assessments relate to asserted deficiencies totaling 26.9 million Brazilian reais (approximately $17.2 million) excluding interest. The tax authorities allege that the structure used for the importation of goods was simulated with the objective of evading taxes levied on the importation by under-invoicing the imported goods; the tax authorities allege that the simulation was created through a fraudulent interposition of parties, where the real sellers and buyers of the imported goods were hidden.

In the Vitória tax assessment, the fines were reduced from 4.7 million Brazilian reais (approximately $3.0 million) to 1.5 million Brazilian reais (approximately $0.9 million ) on a first level administrative decision on January 26, 2007. The proceeding has been remitted to the Taxpayers Council to adjudicate the appeal of the first level administrative decision filed by the tax authorities. The Company also appealed the first level administrative decision on February 26, 2007. In this appeal, the Company argued that the tax authorities did not have enough evidence to determine that the import transactions were indeed fraudulent and that, even if there were some irregularities in such importations, they could not be deemed to be the Company’s responsibility since all the transactions were performed by the third-party importer of the goods. Management expects to receive the decision of the Taxpayers Council sometime in 2008. In the event the Company receives an adverse ruling from the administrative body, the Company will decide whether or not to appeal to the judicial level. Based on the Company’s current understanding of the underlying facts, the Company believes that it is probable that its Brazilian subsidiary will be required to pay some amount of fines. At July 31, 2008, the Company has accrued 4.7 million Brazilian reais (approximately $3.0 million), excluding interest, which it believes is the probable payment.

On July 12, 2007, the Company was notified of a first administrative level decision rendered in the São Paulo tax assessment, which maintained the total fine of 20.2 million Brazilian reais (approximately $13.0 million) imposed. On August 10, 2007, the Company appealed the first administrative level decision to the Taxpayers Council. A hearing was held on August 12, 2008 before the Taxpayers Council, but the Taxpayers Council did not render a decision pending its further review of the records. Management expects to receive the decision of the Taxpayers Council sometime in 2008. In the event the Company receives an adverse ruling from the Taxpayers Council, the Company will decide whether or not to appeal to the judicial level. Based on the Company’s current understanding of the underlying facts, the Company believes that it is probable that its Brazilian subsidiary will be required to pay some amount of fines. Accordingly, at July 31, 2008, the Company has accrued 20.2 million Brazilian reais (approximately $13.0 million), excluding interest.

On May 22, 2008, the Company was notified of a first administrative level decision rendered in the Itajai assessment, which maintained the total fine of 2.0 million Brazilian reais (approximately $1.3 million) imposed, excluding interest. On May 27, 2008, the Company appealed the first level administrative level decision to the Taxpayers Council. Based on the Company’s current understanding of the underlying facts, the Company believes that it is probable that its Brazilian subsidiary will be required to pay some amount of fines. Accordingly, at July 31, 2008, the Company has accrued 2.0 million Brazilian reais (approximately $1.3 million), excluding interest.

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

Communication Transaction Solutions, Inc. v. VeriFone Holdings, Inc., VeriFone, Inc., et al.

The Company is a defendant in this action initiated in the California Superior Court in Santa Clara County on August 30, 2006, in which the plaintiff alleges among other things misappropriation of trade secrets in connection with the Company’s development of its wireless pay-at-the-table system. These allegations followed the Company’s decision in October 2005 to terminate discussions regarding a possible acquisition of the plaintiff’s business. The plaintiff is seeking damages, interest and attorneys’ fees. The parties argued summary judgment motions on September 4, 2008 and the Court is expected to rule on those motions during September. If the actions are not dismissed on summary judgment, the case is scheduled to go to trial later this year. Although an unfavorable outcome could have a material adverse effect on the Company, the Company believes the plaintiff’s claims are entirely without merit and intends to vigorously defend this litigation and pursue its counterclaims.

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

In January 2008, management approved and committed the Company to a plan to reduce the Company’s cost structure. The restructuring plan applied to employees worldwide. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company accrued and expensed $4.5 million of one-time termination benefits related to employee severance and other related benefits in the nine months ended July 31, 2008, of which $0.3 million is in the North America segment and the balance in the International segment. As of July 31, 2008 $0.3 million has been paid in the North America segment and $3.9 million in the International segment.

In July 2008, management approved and committed the Company to a plan to reduce the Company’s cost structure further. The restructuring plan applied to employees and operating leases for offices in Europe and the United States. The plan was accounted for in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits and the operating leases for the offices were accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The Company accrued and expensed $2.2 million in the three months ended July 31, 2008, of which $0.9 million was in the North America segment and the balance in International segment. No amounts have been paid as of July 31, 2008.

The following table summarizes restructuring expenses by classification recorded for the 2008 restructuring activities (in thousands):

	Three Months Ended	Nine Months Ended
	July 31, 2008	July 31, 2008

Cost of net revenues	$307	$470
Sales and marketing	651	2,987
Research and development	262	1,341
General and administrative	1,018	1,866

	$2,238	$6,664

Other restructuring plans from prior periods have not changed materially during the three and nine months ended July 31, 2008 as compared to “Note 8. Restructuring Charges” in the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007.

Note 12.	Related-Party Transactions

For the three and nine months ended July 31, 2008, the Company recorded $6.0 million and $8.4 million, respectively, of sales to affiliates of one of the members of the Company’s Board of Directors which were included in System Solutions net revenues in the accompanying Condensed Consolidated Statements of Operations. For the comparable periods in fiscal year 2007, the Company recorded sales to affiliates of related parties of $3.6 million and $6.9 million, respectively.

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

The Audit Committee investigation and restatement process resulted in delays to the completion of our fiscal year 2007 annual financial statements and first and second quarter of fiscal year 2008 interim financial statements and we have incurred and will continue to incur significant costs related to this process. In addition, a number of securities class action complaints were filed against us and certain of our officers, and a number of derivative actions were filed against certain of our current and former directors and officers. The costs of the investigation, the restatement and defense of the related litigation, as well as the time and energy required to be devoted to these matters by our management, has had a significant impact on our results of operations and may continue to do so for the foreseeable future.

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

Net revenues, which include System Solutions and Services, are summarized in the following table (in thousands, except percentages):

	Three Months Ended July 31,				Nine Months Ended July 31,
			Net	Percentage			Net	Percentage
	2008	2007	Change	Change	2008	2007	Change	Change

Systems Solutions	$228,766	$205,972	$22,794	11.1%	$588,078	$586,407	$1,671	0.3%
Services	29,932	25,729	4,203	16.3%	89,142	78,540	10,602	13.5%

Total	$258,698	$231,701	$26,997	11.6%	$677,220	$664,947	$12,273	1.8%

System Solutions

System Solutions net revenues increased $22.8 million, or 11.1%, to $228.8 million for the three months ended July 31, 2008 from $206.0 million for the three months ended July 31, 2007. System Solutions net revenues comprised 88.4% of total net revenues for the three months ended July 31, 2008 as compared to 88.9% for the three months ended July 31, 2007.

International System Solutions net revenues for the three months ended July 31, 2008 increased $32.1 million, or 27.9%, to $147.1 million compared to the three months ended July 31, 2007. The increase was primarily attributable to a $16.5 million or 43.4% increase in our Latin America’s System Solutions revenues due primarily to high Brazil sales. Brazilian customer decisions to expand and upgrade point of sale solutions have been favorably impacted by the public offerings of our two largest customers in Brazil, Redcard and Visanet, and an improving macroeconomic environment. Mexico revenues declined due to a less favorable tax regime from the government sponsored terminalization program. In addition, Europe’s System Solutions revenues grew $12.9 million or 21.0% compared to the same period in the prior year, when results were unfavorably impacted by poor sales and supply chain execution. Asia’s Systems Solutions revenues grew $2.6 million or 16.9% to $18.1 million compared to three months ended July 31, 2007. This increase was primarily in China, due to improved demand in major cities and the establishment of after-market channel partners which deploys in smaller cities. Revenues were adversely impacted by increased pricing competition from our principal competitors in Europe and Latin America and local competitors in Asia.

North America System Solutions net revenues for the three months ended July 31, 2008 decreased $9.3 million or 10.2% to $81.6 million compared to the three months ended July 31, 2007. The biggest driver for this decrease was our U.S. Financial business, which sells payment systems to small and medium sized businesses through independent selling organizations, or ISO and payment processors. This business continued to be constrained by adverse economic conditions which slowed retail store openings. Petroleum Solutions sales continued to decline due to an unfavorable economic climate and high petroleum prices which affected the retail petroleum market. Partially offsetting this decline was growth in Canada and the Multilane Retail business. Canadian revenue grew as our customers transitioned to solutions in compliance with the EMV standard. EMV is a standard developed by EMVCo LLC, which was formed by EuroPay International, MasterCard International, and Visa International to manage, maintain, and enhance a set of EMV integrated circuit card, or smart card, specifications and a corresponding compliance testing and certification approval process. Multilane Retail growth was a result of customer requirements to upgrade their infrastructure to comply with Payment Card Industry Data Security Standards (“PCI-DSS”). PCI-DSS is a standard from the Payment Card Industry Security Standards Council, developed by the major credit card companies as a guideline to help organizations that process card payments to prevent credit card fraud, hacking and various other security vulnerabilities and threats.

System Solutions net revenues increased $1.7 million, or 0.3%, to $588.1 million for the nine months ended July 31, 2008 from $586.4 million for the nine months ended July 31, 2007. System Solutions net revenues comprised 86.8% of total net revenues for the nine months ended July 31, 2008 as compared to 88.2% for the nine months ended July 31, 2007

International System Solutions net revenues for the nine months ended July 31, 2008 increased $32.9 million, or 9.8%, to $370.1 million compared to the nine months ended July 31, 2007. Latin American net revenues increased $16.0 million, or 14.2% to $128.0 million, European net revenues increased $13.2 million, or 7.3%, to $194.3 million, and net revenues in Asia increased $4.2 million, or 9.7%, to $47.7 million, compared to the nine months ended July 31, 2007. In Latin America, Brazil financial system solutions markets were favorably impacted by the public offerings of our two largest Brazilian customers and Brazil demand for prepaid top-ups, medical and healthcare system solutions increased due to a favorable macroeconomic climate. Mexico revenues declined due to a less favorable tax regime from the government sponsored terminalization program. European net revenues increased due to improved supply chain and sales execution compared to the nine months ended July 31, 2007. In addition, revenues were adversely impacted by increased pricing competition from our principal competitors in Europe and Latin America and local competitors in Asia.

North America System Solutions net revenues for the nine months ended July 31, 2008 decreased $31.8 million or 12.7% to $218.0 million compared to the nine months ended July 31, 2007. The largest declines were in the U.S. Financial business and Petroleum Solutions business. Our U.S. Financial business was constrained overall due to adverse economic conditions which slowed retail store openings. Petroleum Solutions sales continued to decline due to an unfavorable economic climate and high petroleum prices which affected the retail petroleum market. The decline in revenue was partially offset by strong sales in Multi-lane, reflecting deployments which address enhanced PCI-DSS. Furthermore, Canadian sales increased in the second half of fiscal year 2008 as our customers transitioned to solutions in compliance with the EMV standard.

Services

Services net revenues increased $4.2 million, or 16.3%, to $29.9 million for the three months ended July 31, 2008 from $25.7 million for the three months ended July 31, 2007. Services net revenues increased $10.6 million, or 13.5%, to $89.1 million for the nine months ended July 31, 2008 from $78.5 million for the nine months ended July 31, 2007. The majority of the growth was associated with North America services related to our taxicab payment solutions business. International service revenue growth in Brazil and Asia was offset by a decline in European refurbishment contracts.

Gross Profit

The following table shows the gross profit for System Solutions and Services (in thousands, except percentages):

	Three Months Ended July 31,				Nine Months Ended July 31,
	Amount		Gross Profit Percentage		Amount		Gross Profit Percentage
	2008	2007	2008	2007	2008	2007	2008	2007

Systems Solutions	$77,068	$73,704	33.7%	35.8%	$184,870	$194,897	31.4%	33.2%
Services	11,355	11,892	37.9%	46.2%	34,269	36,968	38.4%	47.1%

Total	$88,423	$85,596	34.2%	36.9%	$219,139	$231,865	32.4%	34.9%

Gross profit on System Solutions increased $3.4 million, or 4.6%, to $77.1 million for the three months ended July 31, 2008 from $73.7 million for the three months ended July 31, 2007. Gross profit on System Solutions represented 33.7% of System Solutions net revenues for the three months ended July 31, 2008 down from 35.8% for the three months ended July 31, 2007.

North America gross profit percentage declined primarily due to the growth in Multi-lane system solutions, which carry lower than average gross margins, and the lower proportion of Petroleum system solution sales, which carry higher than average gross margins. In addition, we experienced pricing pressure in landline and to a lesser degree wireless solutions. Increase sales of wireless solutions, which carry above average gross margins, partially offset these declines.

International gross profit percentage was approximately flat. The effect of improved supply chain cost management and pricing in Europe was partially offset by a higher mix of sales to Latin America, which generally carries a lower gross profit percentage than sales to Europe.

Corporate costs decreased as a percentage of System Solutions net revenues primarily due to $3.8 million of lower excess and obsolescence charges, reflecting a period of lower than typical product transitions for the three months ended July 31, 2008. In the three months ended July 31, 2007, there were writeoffs associated with product transitions and a closure of an acquired distribution center. Amortization of purchased core and developed technology assets as a result of the Lipman acquisition declined by $1.3 million. Partially offsetting these declines were increases of $1.2 million in warranty expenses, primarily due to an increase in sales of certain products with longer standard warranty terms, and $0.8 million of increased freight primarily due to rising fuel costs. Corporate costs are comprised of non-cash acquisition charges, including amortization of purchased core and developed technology assets, step-up of inventory and step-down in deferred revenue, and other Corporate charges, including inventory obsolescence and scrap at corporate distribution centers, rework, specific warranty provisions, non-standard freight, over-and-under absorption of materials management, and supply chain engineering overhead. Since these costs are generally incurred on a company-wide basis, it is impractical to allocate them to either the North America or International segment.

Gross profit on Services decreased $0.5 million, or 4.5%, to $11.4 million for the three months ended July 31, 2008 from $11.9 million for the three months ended July 31, 2007. Gross profit on Services represented 37.9% of Services net revenues for the three months ended July 31, 2008 as compared to 46.2% for the three months ended July 31, 2007. This decrease was primarily due to the diseconomies of scale in our European services operations as a result of lower revenues. Partially offsetting this reduction was a slight increase in gross profit percentage in North America, primarily due to growth in services associated with our taxicab payment solutions.

Gross profit on System Solutions decreased $10.0 million, or 5.1%, to $184.9 million for the nine months ended July 31, 2008 from $194.9 million for the nine months ended July 31, 2007. Gross profit on System Solutions represented 31.4% of System Solutions net revenues for the nine months ended July 31, 2008 down from 33.2% for the nine months ended July 31, 2007.

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

International gross profit percentage declined due to the combination of increased price competition in emerging markets countries, including Russia, China, Turkey and Brazil, and unfavorable local freight costs and distribution center inventory provisions. In addition, certain customers purchased non-PCI compliant inventory at significant discounts. This was partially offset by revenues in Latin America, which have historically carried gross margins below international averages, increased proportionally in the nine months ended July 31, 2008.

The overall gross profit percentage also declined due to the higher proportion of international net revenues, which typically carry a lower margin than North American net revenues.

Corporate costs decreased as a percentage of System Solutions net revenues primarily due to a $14.0 million decrease in amortization of inventory step-up and a $4.2 million decrease in amortization of purchased core and developed technology assets as a result of the Lipman acquisition. These amortization expenses amounted to 4.1% of System Solutions net revenues for the nine months ended July 31, 2008 compared to 7.2% for the nine months ended July 31, 2007. In addition, there were $4.4 million of lower excess and obsolescence charges, reflecting a period of lower than typical product transitions and the non-recurrence of write-offs associated with closures of an acquired distribution center for the nine months ended July 31, 2007. These decreases were partially offset by a $3.9 million increase in freight primarily due to rising fuel costs, a $2.3 million increase in warranty expenses primarily due to an increase in sales of certain products with longer standard warranty terms, and a $1.3 million increase in Tel Aviv factory costs due to a doubling of unit volume production driven by increases in actual and forecasted demand of Nurit products.

Research and Development Expenses

Research and development (“R&D”) expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended July 31,				Nine Months Ended July 31,
			Net	Percentage			Net	Percentage
	2008	2007	Change	Change	2008	2007	Change	Change

Research and development	$17,558	$15,365	$2,193	14.3%	$57,179	$48,272	$8,907	18.5%
Percentage of net revenues	6.8%	6.6%			8.4%	7.3%

R&D expenses in the three months ended July 31, 2008, increased $2.2 million, or 14.3%, compared to the three months ended July 31, 2007 primarily due to a $2.5 million increase in personnel costs as a result of higher headcount and unfavorable currency exchange rates partially offset by a $0.2 million decrease in stock-based compensation expense.

R&D expenses in the nine months ended July 31, 2008, increased $8.9 million, or 18.5%, compared to the nine months ended July 31, 2007 primarily due to a $6.3 million increase in personnel costs resulting from higher headcount and unfavorable currency exchange rates, $1.3 million in restructuring costs and $2.7 million write-off of capitalized software development costs. The write-off was due to our restructuring activities and a change in our approach to the French market. These increases were partially offset by a $0.8 million decrease in stock-based compensation expense.

We expect R&D expenses over the next several quarters to decline as a percentage of net revenues, primarily as a result of increased net revenues.

Sales and Marketing Expenses

Sales and marketing expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended July 31,				Nine Months Ended July 31,
			Net	Percentage			Net	Percentage
	2008	2007	Change	Change	2008	2007	Change	Change

Sales and marketing	$23,540	$23,686	($146)	(0.6)%	$70,945	$69,549	$1,396	2.0%
Percentage of net revenues	9.1%	10.2%				10.5%	10.5%

Sales and marketing expenses decreased $0.1 million for the three months ended July 31, 2008, compared to the three months ended July 31, 2007 primarily due to $1.6 million in lower sales and marketing activities and a $0.4 million decrease in stock-based compensation expense. These decreases were partially offset by a $1.2 million increase in personnel costs resulting from wage increases and unfavorable currency exchange rates and a $0.7 million increase in restructuring costs.

Sales and marketing expenses increased $1.4 million for the nine months ended July 31, 2008, compared to the nine months ended July 31, 2007 mainly as a result of $3.0 million of restructuring costs and a $1.0 million increase in personnel costs resulting from wage increases and unfavorable currency exchange rates partially offset by $2.4 million in lower sales and marketing activities and a $0.6 million decrease in stock-based compensation expense.

We expect sales and marketing expenses to decline as a percentage of net revenues for the foreseeable future, primarily as a result of increased net revenues.

General and Administrative Expenses

General and administrative expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended July 31,				Nine Months Ended July 31,
			Net	Percentage			Net	Percentage
	2008	2007	Change	Change	2008	2007	Change	Change

General and administrative	$35,863	$19,364	$16,499	85.2%	$93,183	$62,306	$30,877	49.6%
Percentage of net revenues	13.9%	8.4%			13.8%	9.4%

General and administrative expenses in the three months ended July 31, 2008 increased $16.5 million compared to the three months ended July 31, 2007. The increase was primarily due to $15.4 million in costs related to the independent investigation and 2007 quarterly restatement, a $1.8 million increase in professional services fees, a $1.3 million increase in personnel costs resulting from higher headcount and unfavorable currency exchange rates, a $1.0 million increase in restructuring, and a $0.7 million increase in travel costs. These increases were partially offset by the non-recurrence of $2.3 million of integration expenses incurred in the three months ended July 31, 2007 for the preparation of the response to the U.S. Department of Justice investigation of the Lipman acquisition, the establishment of business controls in former Lipman entities, and a Lipman distributor agreement restructuring charge. Furthermore, we also experienced a $1.2 million decrease in bad debt expense and a $0.5 million decrease in stock based compensation.

General and administrative expenses in the nine months ended July 31, 2008 increased $30.9 million compared to the nine months ended July 31, 2007. The increase was primarily due to $33.5 million in costs related to the independent investigation and 2007 quarterly restatement, a $4.8 million increase in professional services fees, a $3.7 million increase in personnel cost largely attributable to higher employee compensation and the impact of unfavorable foreign currency exchange rates, a $1.8 million increase in restructuring costs, a $1.9 million increase in travel costs, and a $0.7 million increase in contract services. These increases were partially offset by the non-recurrence of $9.7 million of integration expenses incurred during the nine months ended July 31, 2007 relating to the acquisition of Lipman and restructuring charges in VeriFone entities, a $5.9 million decrease in stock-based compensation, and a $1.8 million decrease in bad debt expenses.

We expect general and administrative expenses to decline as a percentage of net revenues over the next several quarters as a result of increased net revenues and the finalization of the investigation and restatement related costs.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets increased $0.8 million to $6.2 million for the three months ended July 31, 2008 compared with $5.4 million for the three months ended July 31, 2007 primarily due to the fluctuation of foreign currency exchange rates.

Amortization of purchased intangible assets increased $2.4 million to $18.9 million for the nine months ended July 31, 2008 compared with $16.5 million for the nine months ended July 31, 2007 primarily due to the fluctuation of foreign currency exchange rates.

Interest Expense

Interest expense decreased $3.0 million in the three months ended July 31, 2008 compared to the three months ended July 31, 2007. Interest expense decreased $6.9 million in the nine months ended July 31, 2008 compared to the nine months ended July 31, 2007. These decreases in interest expense for the three and nine months ended July 31, 2008 were mostly attributable to the lower effective interest rate in the second and third quarter of fiscal 2008. In June 2007, we repaid an aggregate of $263.0 million of our Term B Loan which had an interest rate of 7.11% with a portion of the proceeds from the issuance of the Senior Convertible Notes which bear interest at a rate of 1.375% subject to adjustments as described in Note 3 of our Condensed Consolidated Financial Statements.

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

Interest Income

Interest income decreased $1.0 million in the three months ended July 31, 2008 compared to the three months ended July 31, 2007. This increase was attributable to the lower effective interest rates during the three months ended July 31, 2008.

Interest income decreased $0.1 million in the nine months ended July 31, 2008 compared to the nine months ended July 31, 2007. This decrease was attributable to the impact of lower effective interest rates partially offset by the higher average cash and cash equivalents balances during fiscal year 2008 compared to fiscal year 2007.

Other Income (Expense), Net

Other income (expense), net increased $4.4 million during the three months ended July 31, 2008 compared to the three months ended July 31, 2008 primarily due to the non-recurrence of a $4.7 million write-off of debt issuance expense as a result of the extinguishment of debt in the three months ended July 31, 2007. Other income (expense), net decreased $1.8 million in the nine months ended July 31, 2008 compared to the nine months ended July 31, 2007 predominately resulting from a $7.3 million increase in foreign currency exchange losses in the nine months ended July 31, 2008 partially offset by the non-recurrence of a $4.7 million write-off of debt issuance expense as a result of the extinguishment of debt in the nine months ended July 31, 2007.

Components of other income (expense) include net foreign exchange losses on transactions and settlements of currency derivative transactions. For the three and nine months ended July 31, 2008, we recorded $0.4 million foreign currency transaction gains and $6.4 million foreign currency transaction losses, respectively, due to a deferred tax liability in Israel which is denominated in Israeli Shekels. This is a non-cash charge and is not expected to be settled in the foreseeable future.

Provision for Income Tax

We expect to provide taxes in fiscal year 2008 notwithstanding an expected loss on our income statement for the full fiscal year. This is because, in significant part, we have net profits in our international operations and a loss in the United States. The tax benefit of the U.S. financial reporting loss is also offset by an expected increase in the valuation allowance on U.S. deferred tax assets. The effect of these circumstances is to create a negative tax rate both in the three and nine months ended July 31, 2008. The application of the intraperiod tax accounting rules of FIN 18 and expected losses at certain entities results in a computed charge for tax expense of $7.4 million in the three months ended July 31, 2008. For the three months ended July 31, 2007, the tax expense was $52.7 million. The decrease in taxes from the three months ended July 31, 2008 as compared to the three months ended July 31, 2007 is primarily attributable to the application of the intraperiod tax accounting rules of FIN 18 as applied to discrete items, primarily certain non-deductible in-process research and development charges. There were discrete items in the three and nine months ended July 31, 2007 that resulted in an unusually large tax expense relative to pre-tax income. There were no comparable discrete items in the effective tax rate calculations for the three and nine months ended July 31, 2008.

As of July 31, 2008, we have recorded deferred tax assets, net of valuation allowance on our balance sheet, the realization of which is dependent on us generating sufficient U.S. and certain foreign taxable income. Although realization is not assured, our management believes that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters when we reevaluate the underlying basis for our estimates of future domestic and certain foreign taxable income.

We are currently under audit by the Internal Revenue Service (“IRS”) for our fiscal years 2003 to 2004. Although we believe we have correctly provided income taxes for the years subject to audit, the IRS may adopt different interpretations. We have not yet received any final determinations with respect to this audit although certain adjustments have been agreed with the IRS. The liability associated with the agreed adjustments had been accrued in previous periods. Subsidiaries of the company are also under audit by the Israeli tax authorities for 2004 to 2006 and the Brazilian federal government for the periods between January 31, 2003 through the current date. With few exceptions, we are no longer subjected to tax examination outside of the U.S. for periods prior to 2000.

Segment Information

The following table reconciles segmented net revenues and operating income to totals for the three and nine months ended July 31, 2008 and 2007. Corporate net revenues and operating income (loss) reflect non-cash acquisition charges, including amortization of purchased core and developed technology assets, step-up of inventory and step-down in deferred revenue and other corporate charges, including inventory obsolescence and scrap at corporate distribution centers, rework, specific warrant provisions, non-standard freight, over-and-under absorption of materials management, and supply chain engineering overhead. Corporate operating income (loss) also reflects the difference between the actual and standard cost of System Solutions net revenues and shared operating costs that benefit both segments, predominately research and development expenses and centralized supply chain management.

The following table sets forth net revenues and operating income (loss) by segments (in thousands, except percentages):

	Three Months Ended July 31,				Nine Months Ended July 31,
			Net	Percentage			Net	Percentage
	2008	2007	Change	Change	2008	2007	Change	Change

Net revenues
International	$161,197	$128,391	$32,806	25.6%	$412,303	$379,136	$33,167	8.7%
North America	97,783	103,961	(6,178)	(5.9)%	265,790	288,899	(23,109)	(8.0)%
Corporate	(282)	(651)	369	56.7%	(873)	(3,088)	2,215	71.7%

Total net revenues	$258,698	$231,701	$26,997	11.7%	$677,220	$664,947	$12,273	1.8%

Operating income (loss)
International	$31,745	$28,789	$2,956	10.3%	$67,472	$90,615	$(23,143)	(25.5)%
North American	36,755	43,148	(6,393)	(14.8)%	95,688	113,974	(18,286)	(16.0)%
Corporate	(63,221)	(50,172)	(13,049)	(26.0)%	(184,183)	(175,957)	(8,226)	(4.7)%

Total operating income (loss)	$5,279	$21,765	$(16,486)	(75.7)%	$(21,023)	$28,632	$(49,655)	(173.4)%

The net revenues increased $32.8 million in International for the three months ended July 31, 2008 as compared to the same period in 2007 primarily driven by an increase of approximately $32.1 million in System Solutions net revenues and $0.7 million in Services net revenues. Net revenues increased $33.2 million in International for the nine months ended July 31, 2008 as compared to the nine months ended July 31, 2007 primarily driven by a $32.9 million increase in System Solutions net revenues. See “Results of Operations — Net Revenues.”

Net revenues decreased $6.2 million in North America for the three months ended July 31, 2008 as compared to the three months ended July 31, 2007 primarily due to a $9.3 million decrease in Systems Solutions net revenues partially offset by a $3.1 million increase in Services net revenues. Net revenues decreased $23.1 million in North America for the nine months ended July 31, 2008 as compared to the nine months ended July 31, 2007 primarily driven by a $31.8 million decrease in Systems Solutions net revenues partially offset by an $8.7 million increase in Services net revenues. See “Results of Operations — Net Revenues.”

The increase in International operating income for the three months ended July 31, 2008 compared to the three months ended July 31, 2007 was mainly due to higher revenues partially offset by an increase in operating expenses. The decrease in International operating income for the nine months ended July 31, 2008 compared to the nine months ended July 31, 2007 was mainly due to lower gross profit percentage, and higher operating expenses. See “Results of Operations — Gross Profit.”

The decrease in operating income for North America for the three and nine months ended July 31, 2008 compared to the three and nine months ended July 31, 2007 was mainly due to lower revenues, lower gross profit percentage and higher operating expenses. See “Results of Operations — Gross Profit.”

The increase in Corporate operating loss for the three months ended July 31, 2008 was primarily due to $15.4 million in costs related to the independent investigation and restatement. The increase was partially offset by the non-recurrence of $2.3 million of integration expenses incurred in the three months ended July 31, 2007 for the preparation of the response to the U.S. Department of Justice investigation of the Lipman acquisition, the establishment of business controls in former Lipman entities, and a Lipman distributor agreement restructuring charge, and a $1.2 million decrease in stock-based compensation.

The increase in Corporate operating loss for the nine months ended July 31, 2008 was primarily due to $33.5 million in costs related to the independent investigation and restatement and a $4.0 million increase in personnel expenses partially the result of unfavorable foreign currency trends. The increase was partially offset by a decrease of $20.6 million in amortization of step-up in inventory and in-process research and development charges in relation to the Lipman acquisition and the non-recurrence of $9.7 million of integration expenses relating to the acquisition of Lipman and restructuring charges incurred during the nine months ended July 31, 2007. In addition, stock-based compensation decreased $8.8 million during the nine months ended July 31, 2008 compared to the nine months ended July 31, 2007.

Liquidity and Capital Resources

	Nine Months Ended July 31,
	2008	2007

Net cash provided by (used for):
Operating activities	$7,648	$84,813
Investing activities	(32,904)	(293,143)
Financing activities	(2,647)	334,104
Effect of exchange rate fluctuation on cash and cash equivalents	(5,084)	608

Net increase (decrease) in cash and cash equivalents	$(32,987)	$126,382

Our primary liquidity and capital resource needs are to service our debt, finance working capital, and to make capital expenditures and investments. At July 31, 2008, our primary sources of liquidity were cash and cash equivalents of $182.0 million and our $40 million unused revolving credit facility. Our cash and cash equivalents balance decreased $33.0 million primarily due to $15.4 million used in business acquisitions, net of cash acquired, $14.4 million used to purchase property, plant and equipment and $3.8 million used to repay long-term debt.

Operating Activities

Cash flow from operating activities was $7.6 million for the nine months ended July 31, 2008.

Cash provided by operations before changes in working capital amounted to $13.7 million for the nine months ended July 31, 2008 and consisted of $58.7 million net loss adjusted for $72.4 million of non-cash items such as amortization of purchased intangible assets, stock-based compensation expense, depreciation and amortization of property, plant, and equipment, amortization debt issuance and loss on write-off of capitalized software.

Cash used in operations due to changes in working capital netted to $6.1 million during the nine months ended July 31, 2008. The main drivers were as follows:

•	The $54.9 million increase in inventories is due to several factors, including sales for certain products, particularly in North America that fell short of expectations, strategic decisions to increase inventory for certain products to reduce the incidence of missed sales opportunities due to insufficient quantities on hand, increased inventory of MX Multilane Retail products ahead of projected sales potential, and increased use of ocean rather then air freight to ship inventory.

•	A $15.4 million increase in other assets primarily due to the deferral of costs of goods for inventory delivered to customers for which net revenues and associated cost of net revenues is recognized as the customers are billed.

•	A $7.1 million increase in prepaid expenses and other current assets due mainly to an increase in prepaid income taxes.

Offset by:

•	A $22.4 million increase in accrued expenses and other liabilities due to the investigation and 2007 quarterly restatement related costs, professional fees and long-term tax reserves on adoption of FIN 48;

•	A $18.3 million decrease in accounts receivable due to better collections;

•	A $15.6 million increase in income taxes payable;

•	A $9.1 million decrease in deferred tax balances; and

•	A $8.8 million increase in deferred revenue due mainly to the deferral of revenue for certain transactions because all revenue recognition criteria have not been met.

Investing Activities

Cash used in investing activities was $32.9 million in the nine months ended July 31, 2008, and primarily consisted of $14.4 million in purchases of property, plant and equipment, $15.4 million used in business acquisitions, net of cash acquired and a $3.2 million capitalization of software development costs.

Financing Activities

The $2.6 million of cash used in financing activities in the nine months ended July 31, 2008 primarily consist of $3.8 million repayment of long-term debt and a $1.8 million debt amendment fee which were partially offset by $1.7 million of receipts from the exercise of stock options and $0.9 million from the tax benefit derived from stock-based compensation.

We believe that we have the financial resources to meet our business requirements for the next twelve months, including capital expenditures, working capital requirements, and future strategic investments, and to comply with our financial covenants.

Contractual Obligations

The following table summarizes our contractual obligations as of July 31, 2008 (in thousands):

		Less Than			More Than
	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years

Term B Loan (including interest)(1)	$297,427	$17,954	$35,064	$33,972	$210,437
Senior convertible notes (including interest)	334,670	5,375	8,697	320,598	—
Capital lease obligations	121	22	99	—	—
Operating leases	43,217	2,638	16,742	11,611	12,226
Minimum purchase obligations	89,546	89,546	—	—	—

	$764,981	$115,535	$60,602	$366,181	$222,663

(1)	Interest in the above table has been calculated using the rate in effect at July 31, 2008.

FASB Interpretation No. 48 (“FIN 48”) Liabilities

As of November 1, 2007, the amount of the unrecognized tax benefits was $22.4 million, including accrued interest and penalties, none of which is expected to be paid within one year. We are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. However, it is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the normal expiration of various statutes of limitations or the possible conclusion of ongoing tax audits in various jurisdictions around the world.

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

A reconciliation of net loss, the most directly comparable U.S. GAAP measure, to EBITDA, as adjusted, for the three and nine months ended July 31, 2008 and 2007 is as follows (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008(1)	2007	2008(1)	2007

U.S. GAAP net loss	$(7,199)	$(42,386)	$(58,684)	$(52,883)
Provision for income taxes	7,419	52,753	14,221	53,116
Interest expense	6,447	9,468	21,877	28,731
Interest income	(1,194)	(2,226)	(4,677)	(4,751)
Depreciation and amortization of property, plant and equipment	3,527	2,049	9,894	5,814
Amortization of capitalized software	421	230	1,142	800
Amortization of purchased intangible assets	14,184	14,694	43,155	44,930
Amortization of step-down in deferred revenue on acquisition	282	652	873	3,088
Amortization of step-up in inventory on acquisition	—	—	—	13,961
In-process research and development	—	—	—	6,650
Stock-based compensation	4,659	5,859	13,159	21,954
Acquisition related charges and restructuring costs	—	2,297	—	9,714
Extinguishment of debt issuance costs	—	4,764	—	4,764
Capitalized software write-off	—	—	2,700	—

EBITDA as adjusted	$28,546	$48,154	$43,660	$135,888

(1)	Net loss for the three months ended July 31, 2008 was negatively impacted by $15.4 million of costs related to the restatement and $2.2 million in restructuring costs. None of the $17.6 million has been added back in calculating EBITDA. Net loss for the nine months ended July 31, 2008 was negatively impacted by $33.5 million of costs related to the restatement and $6.7 million in restructuring costs. None of the $40.2 million has been added back in calculating EBITDA.

Our operating cash flow and EBITDA, as adjusted, have each declined in the nine months ended July 31, 2008 as compared to the comparable period of 2007. As a result, our cash liquidity has declined since October 31, 2007 and, although we remain in compliance with the financial covenants in our bank agreement by significant margins, the relevant financial ratios have also weakened. The declines in operating cash flow and EBITDA, as adjusted, were attributable largely to lower net income recorded during the period, which has in turn been impacted by the significant expenses attributable to the restatement and related internal and governmental investigations and litigation activities. Through July 31, 2008, we had incurred approximately $33.5 million in such expenses.

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

Interest Rates

We are exposed to interest rate risk related to our debt, some of which bears interest based upon the three-month LIBOR rate. We have reduced our exposure to interest rate fluctuations through the purchase of interest rate caps covering a portion of our variable rate debt. In 2006, we purchased two-year interest rate caps for $118,000 with an initial notional amount of $200 million declining to $150 million after one year with an effective date of November 1, 2006 under which we will receive interest payments if the three-month LIBOR rate exceeds 6.5%. Based on effective interest rates at July 31, 2008, a 50 basis point increase in interest rates on our borrowings subject to variable interest rate fluctuations would increase our interest expense by approximately $1.2 million annually.

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

We have entered into foreign currency forward contracts and other arrangements intended to hedge our exposure to adverse fluctuations in exchange rates. As of July 31, 2008, we had no foreign currency forward contracts outstanding. During the first week of August 2008, we entered into foreign currency forward contracts with aggregate notional amounts of $31.6 million to hedge exposures to non-functional currencies. If we had chosen not to enter into foreign currency forward contracts to hedge against these exposures and if the hedge currencies were to devalue 5% to 10% against the U.S. dollar, results of operations would include a foreign exchange loss of approximately $1.6 million to $3.2 million for the three and nine months ended July 31, 2008.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Interim Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of July 31, 2008.

Based on our management’s evaluation (with the participation of our Chief Executive Officer and Interim Chief Financial Officer), our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of July 31, 2008, in light of the material weaknesses described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the material weaknesses described below, we have performed additional analyses and other procedures to enable management to conclude that our condensed consolidated financial statements included in this report were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Based in part on these additional efforts, our Chief Executive Officer and Interim Chief Financial Officer have included their certifications as exhibits to this Form 10-Q.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management’s assessment identified the following material weaknesses in our internal control over financial reporting as of July 31, 2008. As set forth below, management has taken or will take steps to remediate each of these material weaknesses.

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

Management’s Remediation Initiatives

In response to the material weaknesses discussed above, we plan to continue the efforts already underway to review and make necessary changes to improve our internal control over financial reporting, including:

•	We have enhanced and expect to continue to enhance our manual journal entry policy, including a more stringent manual journal entry review and approval process that requires tiered approval levels in which escalating dollar amounts require additional approval by increasingly more senior personnel;

•	We migrated to a new worldwide, integrated, enterprise resource planning (ERP) system. The new ERP system is our principal computing platform and provides for a single unified chart of accounts worldwide. This system was activated for the majority of our worldwide operations in the first fiscal quarter of 2008 and by the end of the second fiscal quarter of 2008 over 90% of our consolidated net revenues and cost of net revenues were processed on this system;

•	We have added and expect to continue to add qualified accounting and finance personnel having sufficient knowledge and experience in general accepted accounting principles, cost accounting, tax, and management of financial systems;

•	We intend to enhance our review process over the monthly financial results by requiring additional documentation and analysis to be provided that will then be reviewed by appropriate key senior personnel from both finance and non-finance areas;

•	We expect to enhance the segregation of duties between the financial planning and the accounting and control functions; and

•	We intend to enhance our governance and compliance functions to improve control consciousness and prevention of errors in financial reporting, as well as to improve tone, communication, education, and training for employees involved in the financial reporting process, including the appointment of a chief legal and compliance officer.

Changes in Internal Control over Financial Reporting

During the third quarter of our fiscal year ending October 31, 2008, we implemented the following changes to internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934):

•	We have enhanced our manual journal entry review and approval process so that the required approval levels (in which escalating dollar amounts require additional approval by increasingly more senior personnel) are performed in the enterprise resource planning (ERP) system and thus entries cannot be recorded unless the approval is obtained electronically by the appropriate level of personnel. This control also provides a clear audit trail of the entry.

•	We have added additional qualified accounting and finance personnel having sufficient knowledge and experience in general accepted accounting principles to the cost accounting and corporate accounting group.

There have been no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting for the quarter ended July 31, 2008.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following documents are filed as Exhibits to this report:

Exhibit
Number	Description

10.1	Third Amendment to Credit Agreement, dated as of July 31, 2008 (incorporated by reference to the Current Report on Form 8-K filed by VeriFone Holdings, Inc. on July 31, 2008).
31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Interim Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and the Interim Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIFONE HOLDINGS, INC

By:	/s/ Douglas G. Bergeron
Douglas G. Bergeron
Chief Executive Officer

By:	/s/ Clinton Knowles
Clinton Knowles
Interim Chief Financial Officer

Date: September 9, 2008

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Third Amendment to Credit Agreement, dated as of July 31, 2008 (incorporated by reference to the Current Report on Form 8-K filed by VeriFone Holdings, Inc. on July 31, 2008).
31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Interim Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and the Interim Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.