Form 10-K
period 2008-10-31
VeriFone Holdings, Inc.
filed 2009-01-14
CIK 1312073

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2008
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of April 30, 2008, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $726.0 million based on the closing sale price as reported on the New York Stock Exchange.

There were 84,446,625 shares of the registrant’s common stock issued and outstanding as of the close of business on December 31, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

As noted herein, the information called for by Part III is incorporated by reference to specified portions of the Registrant’s definitive proxy statement to be filed in conjunction with the Registrant’s 2009 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended October 31, 2008.

VERIFONE HOLDINGS, INC.

2008 ANNUAL REPORT ON FORM 10-K

i

FORWARD LOOKING STATEMENTS

This report and certain information incorporated by reference herein contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms, or comparable terminology.

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

Our system solutions consist of point of sale electronic payment devices that run our proprietary and third-party operating systems, security and encryption software, and certified payment software as well as other third-party value-added applications. Our system solutions are able to process a wide range of payment types. They include signature and PIN-based debit cards, credit cards, contactless/radio frequency identification (“RFID”) cards and tokens, Near Field Communication (“NFC”), enabled mobile phones, smart cards, pre-paid gift and other stored-value cards, electronic bill payment, check authorization and conversion, signature capture, and electronic benefits transfer (“EBT”). Our proprietary architecture was the first to enable multiple value-added applications, such as gift card and loyalty card programs, healthcare insurance eligibility, and time and attendance tracking, to reside on the same system without requiring recertification when new applications are added to the system. We are an industry leader in multi-application payment system deployments and we believe we have the largest selection of certified value-added applications.

We design our system solutions to meet the demanding requirements of our direct and indirect customers. Our electronic payment systems are available in several modular configurations, offering our customers flexibility to support a variety of connectivity options, including wireline and wireless internet protocol (“IP”) technologies. We also offer our customers support for installed systems, consulting and project management services for system deployment, and customization of integrated software solutions.

Security has become a driving factor in our business as our customers endeavor to meet ever escalating governmental requirements related to the prevention of identity theft as well as operating regulation safeguards issued by the credit and debit card associations, members of which include Visa International (“Visa”), MasterCard Worldwide (“MasterCard”), American Express, Discover Financial Services, and JCB Co., Ltd. (“JCB”). In September 2006, these card associations established the Payment Card Industry Security Standards Council (“PCI SSC”) to oversee and unify industry standards in the areas of credit card data security, referred to as the PCI-PED standard which consists of PIN-entry device security (“PED”) and the PCI Data Security Standard (“PCI-DSS”) for enterprise data security, and the Payment Application Data Security Standard (“PA-DSS”) for payment application data security. We are a leader in providing systems and software solutions that meet these standards and have upgraded or launched next generation system solutions that span our product portfolio ahead of mandated deadlines.

Our customers are primarily financial institutions, payment processors, petroleum companies, large retailers, government organizations, and healthcare companies, as well as independent sales organizations (“ISO”). The functionality of our system solutions includes the capture of electronic payment data, certified transaction security, connectivity, compliance with regulatory standards and the flexibility to execute a variety of payment and non-payment applications on a single system solution.

Company History

VeriFone, Inc., our principal operating subsidiary, was incorporated in 1981. Shortly afterward, we introduced the first check verification and credit authorization device ever utilized by merchants in a commercial setting. In 1984, we introduced the first mass market electronic payment system intended to replace manual credit card authorization devices for small merchants. VeriFone, Inc. became a publicly traded company in 1990 and was acquired by Hewlett-Packard Company in 1997. Hewlett-Packard (“HP”) operated VeriFone, Inc. as a division until July 2001, when it sold VeriFone, Inc. to Gores Technology Group, LLC, a privately held acquisition and investment management firm, in a transaction led by our Chief Executive Officer, Douglas G. Bergeron. In July 2002, Mr. Bergeron and certain investment funds affiliated with GTCR Golder Rauner, LLC, or GTCR, a private equity firm, led a recapitalization in which VeriFone Holdings, Inc. was organized as a holding company for VeriFone, Inc., and GTCR-affiliated funds became our majority stockholders. We completed our initial public offering on May 4, 2005.

On November 1, 2006, we acquired Lipman Electronic Engineering Ltd. (“Lipman”). In connection with this acquisition, we issued 13,462,474 shares of our common stock and paid $347.4 million in cash in exchange for all the outstanding ordinary shares of Lipman. All options to purchase Lipman ordinary shares were exchanged for options to purchase approximately 3.4 million shares of our common stock. In addition, in accordance with the merger agreement, Lipman’s Board of Directors declared a special cash dividend of $1.50 per Lipman ordinary share, or an aggregate amount of $40.4 million. This special cash dividend was paid on October 23, 2006 to Lipman shareholders of record as of October 11, 2006. The aggregate purchase price for this acquisition was $799.3 million. See Note 2. “Business Combinations” of Notes to Consolidated Financial Statements for additional information related to this acquisition.

Our Industry

The electronic payment solutions industry encompasses systems, software, and services that enable the acceptance and processing of electronic payments for goods and services and provide other value-added functionality at the point of sale. The electronic payment system is a critical part of the payment processing infrastructure. We believe that current industry trends, including the global shift toward electronic payment transactions and away from cash and checks, the rapid penetration of electronic payments in emerging markets as those economies modernize, the increasing proliferation of IP, connectivity and wireless communication, and an increasing focus on security to combat fraud and identity theft, will continue to drive demand for electronic payment systems.

The electronic payment system serves as the interface between consumers and merchants at the point of sale and with the payment processing infrastructure. It captures critical electronic payment data, secures the data through sophisticated encryption software and algorithms, and routes the data across a range of payment networks for processing, authorization, and settlement. Payment networks include credit card networks, such as Visa, MasterCard, and American Express, that route credit card and signature-based debit transactions, as well as electronic funds transfer (“EFT”) networks, such as STAR, Interlink, and NYCE, that route PIN-based debit transactions. In a typical electronic payment transaction, the electronic payment system first captures and secures consumer payment data from one of a variety of payment media, such as a credit or debit card, smart card, or contactless/RFID card. Consumer payment data is then routed from the electronic payment system to the appropriate payment processor and financial institution for authorization. Finally, the electronic payment system receives the authorization to complete the transaction between the merchant and consumer.

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

Rapid Penetration of Electronic Payments in Emerging Markets

Certain regions, such as Eastern Europe, Latin America, and Asia, have lower rates of electronic payments and are experiencing rapid growth. The adoption of electronic payments in these regions is driven primarily by economic growth, infrastructure development, support from governments seeking to increase value-added tax (“VAT”) and sales tax collection, and the expanding presence of IP and wireless communication networks.

IP Connectivity

Broadband connectivity provides faster transmission of transaction data at a lower cost than traditional dial up telephone connections, enabling more advanced payment and other value-added applications at the point of sale. Major telecommunications carriers have expanded their communications networks and lowered fees, which allows more merchants to utilize IP-based networks cost effectively. The faster processing and lower costs associated with IP connectivity have opened new markets for electronic payment systems, including many that have been primarily cash-only industries such as quick service restaurants (“QSRs”). New wireless electronic payment solutions are being developed to increase transaction processing speed, throughput, and mobility at the point of sale, and offer significant security benefits by enabling consumers to avoid relinquishing their payment cards. A portable device can be presented to consumers, for example, to pay-at-the-table in full-service restaurants or to pay in other environments, such as outdoor arenas, pizza delivery, farmers’ markets, and taxi cabs.

Growth of Wireless Communications

The development and increased use of wireless communications infrastructure are increasing demand for compact, easy-to-use, and reliable wireless payment solutions. The flexibility, ease of installation, and mobility of wireless make this technology an attractive and often more cost-effective alternative to traditional landline-based telecommunications.

The wireless communications industry has grown substantially in the United States and globally over the past twenty years. Cellular and Wireless Fidelity (“Wi-Fi”) communications fully support secure IP-based payment transactions. The increased speed of wireless communications, and ever-expanding coverage maps of standardized wireless data technologies such as General Packet Radio Service (“GPRS”), and Code Division Multiple Access (“CDMA”) makes wireless telecommunications an attractive alternative to traditional telecommunications.

Mobile technologies enable new applications for electronic payment transactions, including pay-at-the-table and pay-at-the-curb in restaurants, as well as electronic card payments in environments that once required cash payments or more expensive off-line card acceptance. These include delivery services, in-home services, taxi, and limousine credit and debit card acceptance. Mobile technologies also facilitate establishment of unattended payment stations such as ticketing and vending kiosks.

Increasing Focus on Security to Minimize Fraud and Identity Theft

Industry security standards are constantly evolving, driving recertification and replacement of electronic payment systems, particularly in Europe and the United States. In order to offer electronic payment systems that connect to payment networks, electronic payment system providers must certify their products and services with card associations, financial institutions, and payment processors and comply with government and telecommunications company regulations. This certification process may take up to twelve months to complete. See “Industry Standards and Government Regulations” for a more detailed description of these standards and regulations.

Storage and handling of credit card data by retailers represents a constant threat of fraud and identity theft, creating tremendous risk of financial and reputational losses.

The protection of cardholder data currently requires retailers to:

•	Install only approved PIN-Entry Devices and replace any unapproved devices by 2010;

•	Upgrade or modify processing systems to ensure ALL applications that capture, manage, transmit, or store cardholder information within the enterprise are compliant with PCI-DSS and PA-DSS;

•	Upgrade wired/wireless networking infrastructure to monitored high-security routers/switches/hubs;

•	Make wholesale changes to password and other system access policies; and

•	Undertake costly quarterly or annual security audits by approved third-party auditors.

The current industry-wide response to this threat is to set site security policies across all enterprise systems. This approach is difficult and costly due to the complexity of most retail Information Technology (“IT”)

environments, and is unlikely to guarantee protection against data breaches. Furthermore, any system change, no matter how small, may be costly and time consuming to retailers as modification of any portion of the point of sale (“POS”) system usually requires end-to-end re-certification.

Contactless Payments and Mobile Phone Initiated Payments based on NFC

Payments initiated via Contactless RFID technology continue to grow in popularity with trials, pilots, or rollouts taking place in all major geographies. Contactless payment credentials can be in the form of credit cards, key fobs, or other devices which use radio frequency communications between the payment credential and the point of sale system. According to the Smartcard Alliance, domestically there are approximately 18 million RFID-imbedded cards now in circulation and over 51,000 retail locations now able to accept contactless payments. This contactless acceptance infrastructure is not only capable of reading cards, key fobs, or token-based RFID payment media, but is also compatible with payments initiated via mobile phones using NFC technology.

Unattended Self-Service Kiosks and Outdoor Payment Systems

The growth in EuroPay, MasterCard, and Visa (“EMV”) transactions that require consumers to enter a secret PIN code has had a trickle down effect on all aspects of the payment acceptance infrastructure, including self-service market segments. Unattended applications such as automated ticketing machines, self-order kiosks, bill payment, product vending, telephone calling card top up, and self-checkout applications that historically relied on a simple magnetic stripe reader to process credit and debit payments now require complex and secure payment systems to interact with the consumer safely and securely. Due to the dramatic increase in complexities involved in developing compliant, secure, and certified payment solutions, most unattended and outdoor kiosk vendors have turned to traditional payment system vendors such as VeriFone to provide easy to integrate and pre-certified payment modules to enable the future of electronic payments in these environments.

Products and Services

Our System Solutions

Our system solutions are available in several distinctive modular configurations, offering our customers flexibility to support a variety of consumer payment and connectivity options, including wireline and wireless IP technologies.

Countertop

Our countertop electronic payment systems accept magnetic, smart card, and contactless/RFID cards and support credit, debit, check, electronic benefits transfer, and a full range of pre-paid products, including gift cards and loyalty programs. Our countertop solutions are available under the Vx solutions and NURIT brands. These electronic payment systems incorporate high performance 32-bit Acorn RISC Machines (“ARM”) microprocessors and have product line extensions targeted at the high-end countertop broadband and wireless solutions for financial retail, multi-lane retail, hospitality, government, and health care market segments. We design our products in a modular fashion to offer a wide range of options to our customers, including the ability to deploy new technologies at minimal cost as technology standards change. Our electronic payment systems are easily integrated with a full range of optional external devices, including secure PIN pads, check imaging equipment, barcode readers, contactless/RFID readers, and biometric devices. Our secure PIN pads support credit and debit transactions, as well as a wide range of applications that are either built into electronic payment systems or connect to electronic cash registers (“ECRs”) and POS systems. In addition, we offer an array of certified software applications and application libraries that enable our countertop systems and secure PIN pads to interface with major ECR and POS systems.

Mobile/Wireless

We offer a line of wireless system solutions that support IP-based CDMA, GPRS, and Wi-Fi technologies for secure, “always on” connectivity. In addition, we have added a Bluetooth communications solution to our portfolio of wireless payment systems. We expect that market opportunities for wireless solutions will continue to be found in developing countries where wireless telecommunications networks are being deployed at a much faster rate than wireline networks. We have leveraged our wireless system expertise to enter into new markets for electronic payment solutions such as the emerging pay-at-the-table market solutions for full-service restaurants and systems for transportation and delivery segments where merchants and consumers are demanding secure payment systems to reduce fraud and identity theft.

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

Server-based

Our server-based transaction products enable merchants to integrate advanced payment functionality into PC-based and other retail systems seamlessly. These products handle all of the business logic steps related to an electronic payment transaction (credit, debit, gift, and loyalty), including collection of payment-related information from the consumer and merchant, and communication with payment processors for authorization and settlement. Our products also enable the functionality of peripherals that connect to PC-based electronic payment systems, including consumer-activated products such as secure PIN pads and signature capture devices. The PayWare software product line we acquired from Trintech Group PLC in September 2006 has augmented our server-based, enterprise payment software solutions. The combined PayWare suite of products now includes Card acceptance/merchant acquiring solutions (PCCharge, Payware PC, Payware Merchant, Payware Transact), POS Integration Software (Payware Link and Payware Link LE), Value Added Payment Solutions (Payware Gift and Payware Prepay) and Card Management Systems for Issuers and Acquirers (Payware CMS).

Unattended and Self-Service Payments

We offer a line of secure payment hardware and software integration modules designed to enable self-service solutions such as vending machines, ticketing kiosks, petroleum dispensers, public transportation turnstiles and buses, self-checkout, bill payment, and photo finishing kiosks to securely begin accepting magnetic stripe, EMV chipcard and/or contactless/NFC payment schemes. Our solutions leverage our widely adopted VX and MX Solutions security architecture, developer tools and an extensive developer network enabling our global customer base to leverage existing certified payment applications or easily provide customized solutions for unique unattended environments. Designed for both indoor and outdoor use in harsh environments, these components are easily integrated with existing self-service solutions and are used to securely segregate payment processing from the system of the host device.

Cardholder Data Security

We recently introduced a powerful and unique solution to protect sensitive consumer magnetic stripe data captured from credit and debit cards at the point of sale. This solution, VeriShield Protect, encrypts consumer card data at the moment it is swiped, before it enters the retailer’s point of sale system and maintains that protection until it is outside of the merchant’s infrastructure, effectively shielding the merchant from access to detailed consumer data. VeriShield Protect employs proprietary technology designed to mask the encrypted data in a manner that does not require changes to currently installed point of sales systems and applications, making adoption of this highly secure solution simple and cost effective for merchants. VeriShield Protect aids retailers in achieving certification for data security standards set forth by the PCI SSC, also adding an additional layer of protection not currently mandated by performing end-to-end encryption using proven secure Tamper Resistant Security Module (TRSM) technology commonly used today to protect consumer PINs at ATMs and POS devices. VeriShield Protect is currently available on our MX Solutions product line which is targeted at multi-lane retailer and petroleum-convenience store environments.

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

Platform Architecture

Our secure, multi-tasking, multi-application platform architecture consists of an ARM System-on-Chip, our proprietary operating systems, proprietary security system, multi-application support, and file authentication technology. The combination of these technologies provides an innovative memory protection and separation scheme to ensure a robust and secure operating environment, enabling the download and execution of multiple applications on an electronic payment system without the need for recertification.

Our operating environment and modular design provide a consistent and intuitive user interface for third-party applications as well as our own. We believe our platform design enables our customers to deliver and manage multi-application payment systems in a timely, secure, and cost-effective manner. We continue to enhance and extend the capabilities of our platform to meet the growing demands of our customers for secure multi-application payment systems.

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

Libraries and Development Tools

We believe that by delivering a broad portfolio of application libraries and development tools to our large community of internal and third-party application developers, we are able to significantly reduce the time to obtain certification for our system solutions. We provide a set of application libraries, or programming modules such as smart card interfaces, networking and wireless control protocol/internet protocol communications (“TCP/IP”) and secure socket layer (“SSL”) that have defined programming interfaces, that facilitate the timely and consistent implementation of our multi-application system solutions. Further, we maintain a high level of application compatibility across platforms, facilitating the migration of applications to future solutions.

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

Remote Management System

Effective remote management is essential to cost effective deployment and maintenance of electronic payment systems. Our VeriCentre and NURIT Control Center systems provide broad remote management functionality for our system solutions, including software downloads, application management, remote diagnostics, and information reporting. In addition, we have developed a solution for managing the multi-media content, signature capture/storage/retrieval, and device management of our multi-media capable, consumer-activated Mx product line. Our management system licensees are responsible for the implementation, maintenance, and operation of the system. In certain markets and with certain customers, we maintain and manage the system to provide remote management services directly to customers. In addition, message management functionality allows financial institutions and payment processors to send customized text and graphics messages to any or all of their Verix NURIT, Secura, or Mx terminal based merchants, and receive pre-formatted responses.

Customers

Our customers include financial institutions, payment processors, petroleum companies, large retailers, government organizations, and healthcare companies, as well as ISOs, which re-sell our system solutions to small merchants. In North America, for the fiscal year ended October 31, 2008, approximately 42% of our sales were via ISOs, distributors, resellers, and system integrators, approximately 52% were direct sales to petroleum companies, retailers, and government-sponsored payment processors, and the remainder were to non-government-sponsored payment processors and financial institutions. Internationally, for the fiscal year ended October 31, 2008, approximately 33% of our sales were via distributors, resellers, and system integrators and the remaining 67% were direct sales to financial institutions, payment processors, and major retailers.

The percentage of net revenues from our ten largest customers is as follows:

	Years Ended October 31
	2008	2007	2006

Percentage of net revenues from our ten largest customers	32.9%	30.8%	36.1%
Percentage of net revenues from First Data Corp. and its affiliates	*	*	13.0%

*	Less than 10% of net revenues

No customer accounted for more than 10% of our net revenues for either of the fiscal years ended October 31, 2008 or October 31, 2007. For the year ended October 31, 2006, First Data Corporation and its affiliates accounted for 13.0% of our net revenues. Sales to First Data Corporation and its affiliates include its TASQ Technology division, which aggregates orders it receives from payment processors and ISOs.

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

Our marketing group is responsible for product management, account management, program marketing, and corporate communications. Our product management group analyzes and identifies product and technology trends in the marketplace and works closely with our research and development group to develop new products and enhancements. Our program marketing function promotes adoption of our branded solutions through initiatives such as our Value-Added Partner (“VAP”) Program. Our corporate communications function coordinates key market messaging across regions, including public relations and go-to-market product campaigns.

As of October 31, 2008, we had 325 sales and marketing employees, representing approximately 14% of our total workforce.

Our VAP Program provides a technical, operational, and marketing environment for third-party developers to leverage our distribution channels to sell value-added applications and services. As of October 31, 2008, over 37 third-party developers, or partners, in our VAP Program have provided solutions for pre-paid cards, gift cards, and loyalty cards and age verification services, among others. Through the program, merchants obtain seamless access to value-added applications, allowing them to differentiate their offerings without a costly product development cycle.

Global Outsourcing and Manufacturing Operations

Prior to our Lipman acquisition, we outsourced 100% of our product manufacturing to providers in the Electronic Manufacturing Services (“EMS”) industry. This work was outsourced to Jabil Circuit, Inc., Sanmina-SCI Corporation, and Inventec Appliances Corporation. We have enabled direct shipment capability for several product lines from our EMS providers to our customers in various countries around the world. We have enhanced our previous supply chain model by creating a hybrid global manufacturing function where we will be able to enjoy the best elements of our outsourced model combined with our Israeli in-house manufacturing facilities. We believe that this new manufacturing model will provide us with significant advantages in terms of cost, new product introductions, flexibility to meet market demand, and quality.

Competition

Our principal competitors in the market for electronic payment systems and services are Ingenico S.A. and Hypercom Corporation, the two other large providers of payment systems. We also compete with First Data Corporation, Gemalto N.V., Gilbarco, Inc., a subsidiary of Danaher Corporation, International Business Machines Corporation, MICROS Systems, Inc., NCR Corporation, Radiant Systems, Inc., and Symbol Technologies, Inc., which is owned by Motorola, Inc. We compete primarily on the basis of the following factors: trusted brand, end-to-end system solutions, product certifications, value-added applications and advanced product features, advanced communications modularity, reliability, and low total cost of ownership.

We expect competition in our industry will be largely driven by the requirements to respond to increasingly complex technology, industry certifications, and security standards. We also see continued emphasis on consolidation among suppliers as evidenced by the recent Ingenico S.A./SAGEM Monetal merger and the acquisition by Hypercom of Thales e-Transactions, as the scale advantages related to research and development investment, volume purchasing power, and sales/technical support infrastructure continue to put pressure on smaller companies in our industry. In addition, First Data Corporation, a leading provider of payment processing services, has developed and continues to develop a series of proprietary electronic payment systems for the U.S. market.

Research and Development

We work with our customers to develop system solutions that address existing and anticipated end-user needs. Our development activities are distributed globally and managed primarily from the U.S. We utilize regional application development capabilities in locations where labor costs are lower than in the United States and where regional expertise can be leveraged for our target markets in Asia, Europe, and Latin America. Our regional application development centers provide customization and adaptation to meet the needs of customers in local markets. Our modular designs enable us to customize existing systems in order to meet customer requirements, shorten development cycles and reduce time to market.

Our research and development goals include:

•	developing new solutions, technologies, and applications;

•	developing enhancements to existing product solutions, technologies and applications;

•	certifications of new and existing solutions in accordance with industry standards and regulations; and

•	ensuring compatibility and interoperability between our solutions and those of third parties.

Our research and development expenses were $75.6 million, $65.4 million and $47.4 million for the fiscal years ended October 31, 2008, 2007, and 2006, respectively. Research and development expenses as a percentage of net revenues were 8.2%, 7.2%, and 8.1% for the fiscal years ended October 31, 2008, 2007, and 2006, respectively. As of October 31, 2008, we had 836 research and development employees representing approximately 35% of our total workforce.

Industry Standards and Government Regulations

In order to offer products that connect to payment networks, electronic payment system providers must certify their products and services with card associations, financial institutions, and payment processors, as well as comply with government and telecommunications company regulations.

We have gained an in-depth knowledge of certification requirements and processes by working closely with card associations, payment processors, security organizations, and international regulatory organizations to certify our new products. We accelerate this certification process by leveraging our platform architectures, user interface, and core technologies.

We retain a group of engineers who specialize in security design methodologies. This group is responsible for designing and integrating security measures in our system solutions and conducts early design reviews with independent security lab consultants to ensure compliance of our electronic payment system designs with worldwide security standards.

Regulatory certifications are addressed by our compliance engineering department, which is staffed by electromagnetic compatibility (“EMC”) safety, telecommunications, and wireless carrier certification experts.

We actively participate in electronic payment industry working groups that help develop market standards. Our personnel are members of several working groups of the American National Standards Institute (“ANSI”), a private, non-profit organization that administrates and coordinates voluntary standardization in the U.S. and the Industry Standards Organization which contains working groups responsible for international security standards. They have leadership roles on subcommittees that develop standards in such areas as financial transactions, data security, smart cards, and the petroleum industry.

We also are subject to other legal and regulatory requirements, including the European Union’s (“EU”) Restriction on Hazardous Substances (“RoHS”) Directive and the European Union Directive on Waste Electrical and Electronic Equipment (“WEEE”), which are designed to restrict the use of certain hazardous substances in finished goods and require active steps to promote recycling of components to limit the total quantity of waste going to final disposal.

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

In March 2007, VeriFone achieved compliance with the “Administrative Measures on the Control of Pollution Caused by Electronic Information Products,” commonly referred to as China RoHS regulations, as required by China’s Ministry of Information Industry. Similar to the EU RoHS Directive, the China regulations restrict the importation into and production within China of electrical equipment containing certain hazardous materials.

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

We are also subject to the following standards and requirements:

Security Standards

Industry and government security standards ensure the integrity of the electronic payment process and protect the privacy of consumers using electronic payment systems. New standards are continually being adopted or proposed as a result of worldwide fraud prevention initiatives, increasing the need for new security solutions and technologies. In order for us to remain compliant with the growing variety of international requirements, we have developed a security architecture that incorporates physical, electronic, operating system, encryption, and application-level security measures. This architecture has proven successful even in countries that have particularly stringent and specific security requirements, such as Australia, Canada, Germany, the Netherlands, New Zealand, Singapore, Sweden, Switzerland and the United Kingdom.

Card Association Standards

Payment Card Industry Security Standards.  In September 2006, the PCI SSC was formed by American Express, Discover Financial Services, JCB, MasterCard, and Visa. PCI SSC is responsible for developing and disseminating security specifications, validation of testing methods and security assessor training. The five founding companies participate on the policy setting Executive Committee of the PCI SSC.

In September 2006, the PCI SSC published an updated version of the PCI-DSS that represents a common set of industry tools and measurements to help ensure the safe handling of sensitive electronic transaction information. In October 2008, the PCI-DSS standard was updated and an expiration date for the previous version of this standard was set. The PCI SSC also released an updated version of the newer PA-DSS standard and set an expiration date for the original standard adopted in April 2008 by Visa under the Payment Application Best Practices (“PABP”) program. The PCI-DSS and PA-DSS standard revisions include mandates and audit requirements for retailers, merchant acquirers, and payment application developers.

In September 2007, the PCI SSC announced that the PCI PED standard will be moved under the control of the PCI SSC. This PCI PED standard was previously maintained and updated by Visa, MasterCard, and JCB. The PCI PED specification and testing requirements have become a standard specification for the five card associations. All previous mandates and deadlines regarding PCI PED compliance will remain in effect under the PCI SSC. Further alignment with regional and national debit networks and certification bodies may occur, which would enable electronic payment system providers to certify payment technology more quickly and cost effectively. In practice, the PCI PED approval process represents a significant increase in level of security and technical complexity for PIN Entry Devices.

EMV Standards.  EMV has introduced new standards to address the growing need for transaction security and interoperability. One important example is their establishment of EMVCo LLC, a smart card standards organization that has prescribed specifications for electronic payment systems (MasterCard, Visa, and JCB) to receive certifications for smart card devices and applications. The EMV standard is designed to ensure global smart card interoperability across all electronic payment systems. To ensure adherence to this standard, specific certifications are required for all electronic payment systems and their application software. We maintain EMV certifications across our applicable product lines.

Contactless System Standards.  The major card associations have each established a brand around contactless payment. The brands and specifications are PayPass® for MasterCard, Visa payWave® and Visa Wave® for Visa, ExpressPay® for American Express, and ZIP® for Discover Financial Services. Along with these brands, each of the card associations has developed its own specifications governing its brand’s user experience, data management, the card-to-reader protocols and in at least one case the protocol between the contactless reader and the host device. Each brand of contactless payment has a complete set of specifications, certification requirements and a very controlled testing and approval process. In order to access the specification and approval process, payment system manufacturers must become licensees of the relevant card association’s specification. Although all of the specifications are based on ISO-IEC 14443, a standard developed by the International Organization for Standardization, the application approval processes are not compatible with one another. MasterCard has recently assigned its PayPass® contactless implementation specifications to EMVCo LLC, which is the first step towards the creation of a common specification and certification standard for contactless payment systems. The EMVCo LLC Contactless testing process is not yet in place. VeriFone actively participates in several standards bodies pursuing common standards for contactless payments, including INCITS B10, EMVCo LLC, The Smart Card Alliance and the NFC Forum.

MasterCard PTS and TQM Standard.  The MasterCard POS Terminal Security (“PTS”) Program addresses stability and security of IP communications between IP-enabled POS terminals and the acquirer host system using authentication/encryption protocols approved by MasterCard ensuring transaction data integrity. The purpose of this program is threefold:

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

We have successfully achieved Vx product-line and NURIT product-line compliance with the new MasterCard PTS security specification regarding security of IP-based systems. The MasterCard PTS program approval applies to several IP-enabled products including the Vx 510, Vx 570, Vx 610, Vx 670, and Vx 810 as well as the NURIT 8000, NURIT 8210, and NURIT 8400 payment systems. We are the first and only terminal vendor to achieve such a distinction across an entire product line.

The MasterCard Terminal Quality Management (“TQM”) program was created in 2003 to “help ensure the quality and reliability of EMV compliant terminals worldwide.” MasterCard’s TQM program validates the entire lifecycle of the product, from design to manufacturing and deployment. This is a hardware quality management program, on top of the EMV Level 1 certification. It mainly involves the review and audit of the vendor’s process in the different phases of implementation, manufacturing, and distribution. At the end of the process, the product is given a quality label. MasterCard has mandated the quality label to all their member banks and has made it a pre-requisite for their Terminal Integration Process (“TIP”) since December 2003. We maintain TQM approval across all EMV Level 1 approved products deployed with EMV applications. The TQM program is now extended to Contactless payment systems and is a requirement for achieving a full PayPass Approval with MasterCard.

Payment Processor/Financial Institution Requirements

U.S. payment processors have two types of certification levels, Class A and Class B. Class B certification ensures that an electronic payment system adheres to the payment processor’s basic functional and network requirements. Class A certification adds another stipulation that the processor actively supports the electronic payment system on its internal help desk systems. Attainment of Class A certification, which may take up to twelve months, requires working with each payment processor to pass extensive functional and end-user testing and to establish the help desk related infrastructure necessary to provide Class A support. Attaining Class A certifications increases the number of payment processors that may actively sell and deploy a particular electronic payment system. We have significant experience in attaining these critical payment processor certifications and have a large portfolio of Class A certifications with major U.S. processors. In addition, several international financial institutions and payment processors have certification requirements that electronic payment systems must comply with in order to process transactions on their specific networks. We have significant direct experience and, through our international distributors, indirect experience in attaining these required certifications across the broad range of system solutions that we offer to our international customers.

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

In addition to national requirements for telecommunications systems, wireless network service providers mandate certain standards with which all connected devices and systems must comply in order to operate on these networks. Many wireless network carriers have their own certification process for devices to be activated and used on their networks. Our wireless electronic payment systems have been certified by leading wireless carrier networks around the world.

Proprietary Rights

We rely primarily on copyrights, trademarks, patent filings, and trade secret laws to establish and maintain our proprietary rights in our technology and products. VeriFone maintains a patent incentive program and patent committee, which encourages and rewards employees to present inventions for patent application and filings.

As of October 31, 2008, we held 21 patents and have 43 patent applications filed with various patent offices in several countries throughout the world, including the United States, Canada, the United Kingdom, the European Union, China, Israel, India, Australia, Japan, and South Africa.

As of October 31, 2008, we held trademark registration in approximately 30 countries for VERIFONE and in approximately 40 countries for VERIFONE including our ribbon logo. We currently hold trademark registration in the United States and a variety of other countries for our product names and other marks.

We generally have not registered copyrights in our software and other written works. Instead, we have relied upon common law copyright, customer license agreements, and other forms of protection. We use non-disclosure agreements and license agreements to protect software and other written materials as copyrighted and/or trade secrets.

In the U.S. and other countries, prior to 2001, our predecessor held patents relating to a variety of POS and related inventions, which expire in accordance with the applicable law in the country where filed. In 2001, as part of the divestiture of VeriFone, Inc. from HP, VeriFone, Inc. and HP entered into a technology agreement whereby HP retained ownership of most of the patents owned or applied for by VeriFone prior to the date of divestiture. The technology agreement grants VeriFone a perpetual, non-exclusive license to use any of the patented technology retained by HP at no charge. In addition, we hold a non-exclusive license to patents held by NCR Corporation related to signature capture in electronic payment systems. This license expires in 2011, along with the underlying patents.

Segment and Geographical Information

For an analysis of financial information about geographic areas as well as our segments, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Segment Information” and Note 14. “Segment and Geographic Information” of the Notes to Consolidated Financial Statements included herein.

Employees

As of October 31, 2008, we have 2,362 employees worldwide. None of our employees is represented by a labor union agreement or collective bargaining agreement. We have not experienced any work stoppages and we believe that our employee relations are good.

Executive Officers

The executive officers of VeriFone and their ages as of January 12, 2009 are as follows:

Name	Age	Position

Douglas Bergeron	48	Chief Executive Officer
Robert Dykes	59	Senior Vice President and Chief Financial Officer
Elmore Waller	59	Executive Vice President, Integrated Solutions
Jeff Dumbrell	39	Executive Vice President
Lazy Yanay	48	President of VeriFone Israel & Managing Director of Middle East

Douglas G. Bergeron.  Mr. Bergeron has served as Chief Executive Officer of VeriFone Holdings, Inc. since July 2001. From December 2000 to June 2002, Mr. Bergeron was Group President of Gores Technology Group and from April 1999 to October 2000 served as President and Chief Executive Officer of Geac Computer Corporation. From 1990 to 1999, Mr. Bergeron served in a variety of executive management positions at SunGard Data Systems Inc., including Group CEO of SunGard Brokerage Systems Group and President of SunGard Futures Systems. Mr. Bergeron holds a Bachelor of Arts degree (with Honors) in computer science from York University in Toronto, Canada, and a Masters of Science degree from the University of Southern California. Mr. Bergeron is on the board of the Multiple Sclerosis Society of Silicon Valley and is a member of the Listed Company Advisory Committee of the NYSE.

Robert Dykes.  Mr. Dykes has served as Senior Vice President and Chief Financial Officer since September 2008. Prior to joining VeriFone, Mr. Dykes was Chairman and CEO of NebuAd Inc., a provider of targeted online advertising networks. Before joining NebuAd, from January 2005 to March 2007, Mr. Dykes was Executive Vice President, Business Operations and Chief Financial Officer of Juniper Networks, Inc., a provider of network infrastructure to global service providers, enterprises, governments and research and educational institutions. From February 1997 to December 2004, Mr. Dykes was Chief Financial Officer and President, Systems Group, of Flextronics International Ltd., a provider of design and electronics manufacturing services to original equipment manufacturers. From October 1988 to February 1997, Mr. Dykes was Executive Vice President, Worldwide Operations and Chief Financial Officer of Symantec Corporation, a provider of software and services that address risks to information security, availability, compliance, and information technology systems performance. Mr. Dykes also held Chief Financial Officer roles at industrial robots manufacturer Adept Technology and senior financial management positions at Ford Motor Company and at disc drive controller manufacturer Xebec. Mr. Dykes holds a Bachelor of Commerce in Administration degree from Victoria University, Wellington, New Zealand.

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

Jeff Dumbrell.  Mr. Dumbrell joined VeriFone in July 2002 where he served in various senior-level management roles within the company, most recently as Executive Vice President responsible for managing VeriFone’s growth initiatives in the United States, Canada, United Kingdom, Middle East and Africa. From December 2000 to July 2002, Mr. Dumbrell was Executive Director of Sales for B3 Corporation and he was National Sales Manager for BankServ from October 1999 to December 2000. Previously, Mr. Dumbrell was Western Regional Manager for The Quaker Oats Company where he had sales responsibility for managing Tier 1 retail customers. Mr. Dumbrell holds a M.B.A. from The University of San Francisco and a Bachelor of Science in Marketing from Clemson University.

Lazy Yanay.  Mr. Yanay serves as President of VeriFone Israel and Managing Director of Middle East. Mr. Yanay joined VeriFone following its acquisition of Lipman Electronic Engineering in November 2006. Mr. Yanay had served at Lipman as Executive Vice President of Sales and Marketing since September 2001 where his responsibilities included management of worldwide sales and marketing activities, management of the corporate sales and marketing department and oversight of Lipman’s non-U.S. subsidiaries. Before joining Lipman, Mr. Yanay held various senior-level positions at Shira Computers Ltd. (a subsidiary of VYYO Inc.) and Scitex Corporation, Ltd. Mr. Yanay holds a Bachelor of Arts in Psychology from Tel Aviv University.

Available Information

Our Internet address is http://www.verifone.com. We make available free of charge on our investor relations website under “SEC Filings” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, registration statements and amendments to those reports and registration statements as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (“SEC”). The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov. A copy of any materials we file with the SEC also may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

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

As described under “Item 9A — Controls and Procedures” in this Annual Report, we have identified material weaknesses in our internal control over financial reporting and have determined that our disclosure controls and procedures were not effective. These weaknesses, such as weakness in control activities related to income taxes and financial statement review processes and having insufficient number of qualified finance personnel, contributed to our need to restate previously reported interim financial information for each of the first three quarters of our fiscal year ended October 31, 2007, and to the delays in the filing of our Annual Report on Form 10-K for fiscal year 2007. We also were unable to file our quarterly reports on Form 10-Q for our fiscal quarters ended January 31, 2008 and April 30, 2008 on a timely basis. We have implemented and intend to continue to implement a number of additional and enhanced processes and controls to improve our internal control over financial reporting. However, if we are unsuccessful in adequately implementing these processes and controls, we may be unable to comply with Exchange Act Rules 13a-15 and 15d-15, which specify the processes and controls that public companies are required to have in place, and we may be unable to provide the executive certificates required by Exchange Act Rules 13a-15 and 15d-15 in our quarterly and annual reports. Even if we implement such controls, there can be no assurance that these controls will be sufficient to detect or prevent future errors in financial reporting. We have devoted additional resources to our financial control and reporting requirements, including hiring additional qualified employees in these areas. We expect to hire additional employees and may also engage additional consultants in these areas. Competition for qualified financial control and accounting professionals in the geographic areas in which we operate is keen and there can be no assurance that we will be able to hire and retain these individuals.

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

In connection with the restatements of our historical interim financial statements for fiscal 2007, a number of securities class action complaints were filed against us and certain of our officers, and a number of purported derivative actions have also been filed against certain of our current and former directors and officers. See “Item 3 — Legal Proceedings” of this Annual Report on Form 10-K.

The amount of time and resources required to resolve these lawsuits is unpredictable, and defending ourselves is likely to divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, financial condition, and results of operations. In addition, an unfavorable outcome in such litigation would have a material adverse effect on our business, financial condition, and results of operations.

Our insurance may not be sufficient to cover our costs for defending these actions or paying any damages in the event of an unfavorable outcome. In addition, we may be obligated to indemnify (and advance legal expenses to) both current and former officers, employees and directors in connection with these actions. We currently hold insurance policies for the benefit of our directors and officers, although our insurance coverage may not be sufficient in some or all of these matters. Furthermore, our insurance carriers may seek to deny coverage in some or all of these matters, in which case we may have to fund the indemnification amounts owed to such directors and officers ourselves.

We are subject to the risk of additional litigation and regulatory proceedings or actions in connection with the restatement. We have responded to inquiries and provided information and documents related to the restatement to the SEC, the U.S. Department of Justice, the New York Stock Exchange, and the Chicago Board Options Exchange. The SEC also has interviewed several current and former VeriFone officers and employees, and we are continuing to cooperate with the SEC in responding to the SEC’s requests for information. Additional regulatory inquiries may also be commenced by other U.S. federal, state or foreign regulatory agencies. In addition, we may in the future be subject to additional litigation or other proceedings or actions arising in relation to the restatement of our historical interim financial statements. Litigation and any potential regulatory proceeding or action may be time consuming, expensive and distracting from the conduct of our business. The adverse resolution of any specific lawsuit or any potential regulatory proceeding or action could have a material adverse effect on our business, financial condition, and results of operations.

Our restatement and related litigation, as well as related amendments to our credit instruments could result in substantial additional costs and expenses and adversely affect our cash flows, and may adversely affect our business, financial condition, and results of operations. We have incurred substantial expenses for legal, accounting, tax and other professional services in connection with the investigation by the audit committee of our board of directors, our internal review of our historical financial statements, the preparation of the restated financial statements, inquiries from government agencies, the related litigation, and the amendments to our credit agreement as a result of our failure to timely file our Exchange Act reports with the SEC. We estimate that we have incurred approximately $41.8 million of expenses related to these activities through October 31, 2008. We expect to continue to incur significant expenses in connection with these matters. See “Secured Credit Facility” under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional information related to the amendments to our credit agreement.

Many members of our senior management team and our Board of Directors have been and will be required to devote a significant amount of time on remedial efforts and litigation related to the restatement. In addition, certain of these individuals are named defendants in the litigation related to the restatement. Defending these actions may require significant time and attention from them. If our senior management is unable to devote sufficient time in the future developing and pursuing our strategic business initiatives and running ongoing business operations, there may be a material adverse effect on our business, financial condition and results of operations.

Current macroeconomic conditions may adversely affect our business and results of operations.

The U.S. and international economy and financial markets are currently undergoing significant slowdown and volatility due to uncertainties related to energy prices, availability of credit, difficulties in the banking and financial services sectors, softness in the housing market, severely diminished market liquidity, geopolitical conflicts, falling consumer confidence and rising unemployment rates. This slowdown has and could further lead to reduced demand for our products if customers decide to delay or reduce deployment of electronic payment systems, which in turn would reduce our revenues and adversely affect our business, financial condition and results of operations. In addition to a reduction in sales, our profitability may decrease during downturns because we may not be able to reduce costs at the same rate as our sales decline. Given the current unfavorable economic environment, our customers may have difficulties obtaining capital at adequate or historical levels to finance their ongoing business and operations, which could impair their ability to make timely payments to us. We are unable to predict the likely duration and severity of the current disruption in the financial markets and adverse economic conditions in the U.S. and other countries and such conditions, if they persist, will continue to adversely impact our business, operating results, and financial condition.

We have experienced rapid growth, and if we cannot adequately manage our growth, our results of operations will suffer.

We have experienced rapid growth in our operations, both internally and from acquisitions. We cannot be sure that we have made adequate allowances for the costs and risks associated with our expansion, or that our systems, procedures, and managerial controls will be adequate to support further expansion in our operations. Any delay in implementing, or transitioning to, new or enhanced systems, procedures, or controls may adversely affect our ability to manage our product inventory and record and report financial and management information on a timely and accurate basis. We expect that growth will require us to hire certain additional finance and control, engineering, technical support, sales, administrative, and operational personnel. Competition for qualified personnel can be intense in the areas where we operate and we have faced challenges in hiring qualified employees in these areas. The process of locating, training and successfully integrating qualified personnel into our operations can be lengthy and expensive. If we are unable to successfully manage expansion, our results of operations may be adversely affected.

A significant percentage of our business is executed towards the end of our fiscal quarters. This could negatively impact our business and results of operations.

Revenues recognized in our fiscal quarters tend to be back-end loaded. This means that sales orders are received, product is shipped, and revenue is recognized increasingly towards the end of each fiscal quarter. This back-end loading, particularly if it becomes more pronounced, could adversely affect our business and results of operations due to a number of factors including the following:

•	the manufacturing processes at our internal manufacturing facility could become concentrated in a shorter time period. This concentration of manufacturing could increase labor and other manufacturing costs and negatively impact gross margins. The risk of inventory write-offs could also increase if we were to hold higher inventory levels to counteract this effect;

•	the higher concentration of orders may make it difficult to accurately forecast component requirements and, as a result, we could experience a shortage of the components needed for production, possibly delaying shipments and causing lost orders;

•	if we are unable to fill orders at the end of a quarter, shipments may be delayed. This could cause us to fail to meet our revenue and operating profit expectations for a particular quarter and could increase the fluctuation of quarterly results if shipments are delayed from one fiscal quarter to the next or orders are cancelled by customers; and

•	in order to fulfill orders at the end of a quarter, we may be forced to deliver our products using air freight which results in increased distribution costs.

We may be subject to additional impairment charges due to potential declines in the fair value of our assets.

As a result of our acquisitions, particularly that of Lipman, we have significant goodwill and intangible assets on our balance sheet. We test goodwill and intangible assets for impairment on a periodic basis as required, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The events or changes that could require us to test our goodwill and intangible assets for impairment include a reduction in our stock price and market capitalization and changes in our estimated future cash flows, as well as changes in rates of growth in our industry or in any of our reporting units. In the fourth quarter of 2008, we recorded an impairment charge of $289.1 million for goodwill and developed technology intangible assets due to lower revenue expectations in light of current operating performance and future operating expectations. We will continue to evaluate the carrying value of our remaining goodwill and intangible assets and if we determine in the future that there is a potential further impairment in any of our reporting units, we may be required to record additional charges to earnings which could materially adversely affect our financial results and could also materially adversely affect our business. See Note 3. “Goodwill and Purchased Intangible Assets” in the Notes to the Consolidated Financial Statements for additional information related to impairment of goodwill and intangible assets.

The government tax benefits that our Israeli subsidiary currently receives require it to meet several conditions and may be terminated or reduced in the future, which would impact the timing of cash tax payments for previously accrued taxes.

Our principal subsidiary in Israel (formerly Lipman) has received tax benefits under Israeli law for capital investments that are designated as “Approved Enterprises.” We received such tax benefits of approximately $8.0 million in 2008 and $0.1 million in 2007. To maintain our eligibility for these tax benefits, we must continue to meet conditions, including making specified investments in property, plant, and equipment, and continuing to manufacture in Israel. If we do not comply with these conditions in the future, the benefits received could be cancelled or reduced and we could be required to pay increased taxes or refund the amounts of the tax benefits Lipman received in the past, together with interest and penalties. Also, an increase in our assembly of products outside of Israel may be construed as a failure to comply with these conditions. These tax benefits may not continue in the future at the current levels or at all. The termination or reduction of these tax benefits, or our inability to qualify for new programs, could adversely affect our results of operations. Our principal subsidiary in Israel has undistributed earnings of approximately $206.0 million, the vast majority of which are attributable to Lipman’s Approved Enterprise programs. As such, these earnings were not subject to Israeli statutory corporate tax at the time they were generated. To the extent that these earnings are distributed to the United States in the future, our Israeli subsidiary would be required to pay corporate tax at the rate ordinarily applicable to such earnings (currently between 10% and 25%) along with a 15% withholding tax. As of October 31, 2008, we have accrued $48.4 million for taxes associated with future distributions of Israeli earnings.

We depend upon third parties to physically manufacture many of our systems and to supply the components necessary to manufacture our products.

Prior to the Lipman acquisition, we did not directly manufacture the physical systems we design which form part of our System Solutions. In addition, Lipman did not manufacture systems it sold in Brazil or a majority of the systems designed by its Dione subsidiary. We arrange for a limited number of third parties to manufacture these systems under contract and pursuant to our specifications. Components such as application specific integrated circuits, or ASICs, payment processors, wireless modules, modems, and printer mechanisms that are necessary to manufacture and assemble our systems are sourced either directly by us or on our behalf by our contract manufacturers from a variety of component suppliers selected by us. If our suppliers are unable to deliver the quantities that we require, we would be faced with a shortage of critical components. We also experience from time to time an increase in the lead time for delivery of some of our key components. We may not be able to find alternative sources in a timely manner if suppliers of our key components become unwilling or unable to provide us with adequate supplies of these key components when we need them or if they increase their prices. If we are unable to obtain sufficient key required components, or to develop alternative sources if and as required in the future, or to replace our component and factory tooling for our products in a timely manner if they are damaged or destroyed, we could experience delays or reductions in product shipments. This could harm our relationships with our customers and cause our revenues to decline. Even if we are able to secure alternative sources or replace our tooling in a timely manner, our costs could increase.

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

We depend on a limited number of customers, including distributors and resellers, for a large percentage of our System Solutions sales. If we do not effectively manage our relationships with them, our net revenues and operating results will suffer.

A significant percentage of our net revenues is attributable to a limited number of customers, including distributors and ISOs. For the fiscal year ended October 31, 2008, our ten largest customers accounted for approximately 33% of our net revenues, although no customer accounted for more than 10% of our net revenues in that period. If any of our large customers significantly reduces or delays purchases from us or if we are required to sell products to them at reduced prices or on other terms less favorable to us, our revenues and income could be materially adversely affected.

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

We are exposed to the credit risk of some of our customers and to credit exposures in weakened markets, which could result in material losses.

Most of our sales are on an open credit basis, with typical payment terms of up to 60 days in the United States and, because of local customs or conditions, longer in some markets outside the United States. In the past, there have been bankruptcies amongst our customer base. Although any resulting loss has not been material to date, future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition. Additionally, to the degree that the recent turmoil in the credit markets makes it more difficult for some customers to obtain financing, our customers’ ability to pay could be adversely impacted, which in turn could have a material adverse impact on our business, operating results, and financial condition.

A majority of our net revenues is generated outside of the United States and we intend to continue to expand our operations internationally. Our results of operations could suffer if we are unable to manage our international expansion and operations effectively.

During the fiscal year ended October 31, 2008, 65.2% of our net revenues were generated outside of the United States. We expect our percentage of net revenues generated outside of the United States to continue to increase in the coming years. Part of our strategy is to expand our penetration in existing foreign markets and to enter new foreign markets. Our ability to penetrate some international markets may be limited due to different technical standards, protocols or product requirements. Expansion of our international business will require significant management attention and financial resources. Our international net revenues will depend on our continued success in the following areas:

•	securing commercial relationships to help establish our presence in new international markets;

•	hiring and training personnel capable of marketing, installing and integrating our solutions, supporting customers, and managing operations in foreign countries;

•	localizing our solutions to target the specific needs and preferences of foreign customers, which may differ from our traditional customer base in the market we currently serve;

•	building our brand name and awareness of our services among foreign customers in new international markets; and

•	implementing new systems, procedures, and controls to monitor our operations in new international markets.

In addition, we are subject to risks associated with operating in foreign countries, including:

•	multiple, changing, and often inconsistent enforcement of laws and regulations;

•	satisfying local regulatory or industry imposed security or other certification requirements;

•	competition from existing market participants that may have a longer history in and greater familiarity with the international markets we enter;

•	tariffs and trade barriers;

•	laws and business practices that may favor local competitors;

•	fluctuations in currency exchange rates;

•	extended payment terms and the ability to collect accounts receivable;

•	economic and political instability in certain foreign countries;

•	imposition of limitations on conversion of foreign currencies into U.S. dollars or remittance of dividends and other payments by foreign subsidiaries;

•	changes in a specific country’s or region’s political or economic conditions; and

•	greater difficulty in safeguarding intellectual property in areas such as China, Russia, and Latin America.

Many of these factors typically become more prevalent during periods of economic stress; therefore, current global economic differences may exacerbate certain of these risks. In addition, compliance with foreign and U.S. laws and regulations that are applicable to our international operations is complex and may increase our cost of doing business in international jurisdictions and our international operations could expose us to fines and penalties if we fail to comply with these regulations. These laws and regulations include import and export requirements, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials. Although we have implemented policies and procedures designed to ensure compliance with these laws, there can be no assurance that our employees, contractors, and agents will not take actions in violation of our policies, particularly as we expand our operations through organic growth and acquisitions. Any such violations could subject us to civil or criminal penalties, including substantial fines or prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our reputation, our brand, our international expansion efforts, our business, and our operating results. In addition, if we fail to address the challenges and risks associated with international expansion and acquisition strategy, we may encounter difficulties implementing our strategy, which could impede our growth or harm our operating results.

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

We expect our revenues and operating results to vary from quarter to quarter. As a consequence, our operating results in any single quarter may not meet the expectations of securities analysts and investors, which could cause the price of our common stock to decline. Factors that may affect our operating results include:

•	the type, timing, and size of orders and shipments;

•	demand for and acceptance of our new product offerings;

•	customers’ willingness to maintain inventories;

•	delays in the implementation and delivery of our products and services, which may impact the timing of our recognition of revenues;

•	variations in product mix and cost during any period;

•	development of new relationships and maintenance and enhancement of existing relationships with customers and strategic partners;

•	component supply, manufacturing, or distribution difficulties;

•	deferral of customer contracts in anticipation of product or service enhancements;

•	timing of commencement, implementation, or completion of major implementation projects;

•	timing of governmental, statutory and industry association requirements;

•	the relative mix of North America and International net revenues;

•	fluctuations in currency exchange rates;

•	the fixed nature of many of our expenses; and

•	industry and economic conditions, including competitive pressures and inventory obsolescence.

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

Our International sales of System Solutions have tended to carry lower average selling prices and therefore have lower gross margins than our sales in North America. As a result, if we successfully expand our International sales, any improvement in our results of operations will likely not be as favorable as an expansion of similar magnitude in the United States and Canada. In addition, we are unable to predict for any future period our proportion of revenues that will result from International sales versus sales in North America. Variations in this proportion from period to period may lead to volatility in our results of operations which, in turn, may depress the trading price of our common stock.

Fluctuations in currency exchange rates may adversely affect our results of operations.

A substantial portion of our business consists of sales made to customers outside the United States. A portion of the net revenues we receive from such sales is denominated in currencies other than the U.S. dollar. Additionally, portions of our cost of net revenues and our other operating expenses are incurred by our International operations and denominated in local currencies. Fluctuations in the value of these net revenues, costs and expenses as measured in U.S. dollars have affected our results of operations historically, and adverse currency exchange rate fluctuations may have a material impact in the future. Further, changes in exchange rates that strengthen the U.S. dollar could increase the price of our products in the local currencies of the foreign markets we serve. This would result in making our products relatively more expensive than products that are denominated in local currencies, leading to a reduction in sales and profitability in those foreign markets. In addition, our balance sheet reflects non-U.S. dollar denominated assets and liabilities, primarily intercompany balances, which can be adversely affected by fluctuations in currency exchange rates and cause gains and losses that are included in other income (expense), net in the Consolidated Statement of Operations. We have entered into foreign currency forward contracts and other arrangements intended to hedge our balance sheet exposure to adverse fluctuations in exchange rates. We have also effectively priced our System Solutions in U.S. dollars in certain countries. Nevertheless, these hedging arrangements may not always be effective, particularly in the event of imprecise forecasts of non-U.S. denominated assets and liabilities. Additionally, our efforts to effectively price products in U.S. dollars may have disadvantages since it may affect demand for our products if the local currency strengthens relative to the U.S. dollar. On the other hand, we could be adversely affected where the U.S. dollar strengthens relative to the local currency between the time of a sale and the time we receive payment, which would be collected in the devalued local currency. Accordingly, if there is an adverse movement in exchange rates, we might suffer significant losses and our results of operations may otherwise be adversely affected. Additionally, hedging programs expose us to risks that could adversely affect our operating results, including the following:

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

Protection against fraud is of key importance to the purchasers and end users of our solutions. We incorporate security features, such as encryption software and secure hardware, into our solutions to protect against fraud in electronic payment transactions and to ensure the privacy and integrity of consumer data. Our solutions may be vulnerable to breaches in security due to defects in the security mechanisms, the operating system and applications, or the hardware platform. Security vulnerabilities could jeopardize the security of information transmitted or stored using our solutions. We also provide our customers with repair, encryption key loading and helpdesk services, and have in the past and may in the future also experience security breaches or fraudulent activities related to unauthorized access to sensitive customer information. In general, liability associated with security breaches of a certified electronic payment system belongs to the institution that acquires the financial transaction. However, if the security of our solutions is compromised, our reputation and marketplace acceptance of our solutions will be adversely affected, which would cause our business to suffer, and we may become subject to damages claims.

Our solutions may have defects that could result in sales delays, delays in our collection of receivables, and claims against us.

We offer complex solutions that are susceptible to undetected hardware and software errors or failures. Solutions may experience failures when first introduced, as new versions are released, or at any time during their lifecycle. Defects may also arise from third party components that we incorporate into our products, such as hardware modules, chipsets or battery cells. Any product recalls as a result of errors or failures could result in the loss of or delays in market acceptance of our solutions and adversely affect our business and reputation. Any significant returns or warranty claims could result in significant additional costs to us and could adversely affect our results of operations. Our customers may also run third-party software applications on our electronic payment systems. Errors in third-party applications could adversely affect the performance of our solutions.

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

The accumulation of excess or obsolete inventory may result in price reductions and inventory write-downs, which could adversely affect our business and financial condition. We incurred an obsolescence cost of $11.8 million for obsolete inventory, scrap, and purchase commitments for excess components at contract manufacturers during the fiscal year ended October 31, 2008. In the fiscal year ended October 31, 2007, we incurred an obsolescence charge of $16.6 million primarily due to the implementation of PCI security standards which significantly reduced the markets in which non-PCI compliant finished goods and related accessories could be sold.

If we do not accurately forecast customer demand and effectively manage our product mix and inventory levels, we may lose sales from having too few or the wrong mix of products or incur costs associated with excess inventory.

If we improperly forecast demand for our products we could end up with too many products and be unable to sell the excess inventory in a timely manner, if at all, or, alternatively we could end up with too few products and not be able to satisfy demand. This problem is exacerbated because we attempt to closely match inventory levels with product demand leaving limited margin for error, and we generally receive a significant volume of customer orders towards the end of each fiscal quarter which leave us little room to adjust inventory mix to match demand. Also, during the transition from an existing product to a new replacement product, we must accurately predict the demand for the existing and the new product. Our inability to properly manage our inventory levels could cause us to incur increased expenses associated with writing off excessive or obsolete inventory or lose sales or have to ship products by air freight to meet immediate demand incurring incremental freight costs above sea freight costs, a preferred method, and suffering a corresponding decline in gross margins.

Our proprietary technology is difficult to protect and unauthorized use of our proprietary technology by third parties may impair our ability to compete effectively.

We may not be able to protect our proprietary technology, which could enable competitors to develop services that compete with our own. We rely on copyright, trademark, and trade secret laws, as well as confidentiality, licensing and other contractual arrangements to establish and protect the proprietary aspects of our solutions. We do not have patent protection for certain important aspects of our current solutions. The laws of some countries in which we sell our solutions and services may not protect software and intellectual property rights to the same extent as the laws in the United States. If we are unable to prevent misappropriation of our technology, competitors may be able to use and adapt our technology. Our failure to protect our technology could diminish our competitive advantage and cause us to lose customers to competitors.

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

We have received, and have currently pending, third-party claims and may receive additional notices of such claims of infringement in the future. Infringement claims may cause us to incur significant costs in defending those claims. For example, in September 2007, SPA Syspatronic AG commenced an infringement action against us and others and in March 2008, Cardsoft, Inc. and Cardsoft (Assignment for the Benefit of Creditors), LLC commenced an infringement action against us and others. Infringement claims are expensive and time consuming to defend, regardless of the merits or ultimate outcome. In addition, Communication Transaction Solutions, Inc. is pursuing an action against us alleging misappropriation of trade secrets that is scheduled to go to trial in January 2009. Similar claims may result in additional protracted and costly litigation. There can be no assurance that we will continue to prevail in any such actions or that any license required under any such patent or other intellectual property would be made available on commercially acceptable terms, if at all. See “Item 3 — Legal Proceedings.”

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

In January, July, October and December 2008, we implemented work force reduction plans reducing the number of employees and contractors. These reductions have also required that we reassign certain employee duties. Workforce reductions and job reassignments could negatively affect employee morale, and make it difficult to motivate and retain our remaining employees and contractors, which would affect our ability to deliver our products in a timely fashion and otherwise negatively affect our business.

In addition, the restatement of our historical interim financial statements has adversely impacted our ability to attract and retain qualified personnel and may also have affected the morale and productivity of our workforce, including as a result of the uncertainties inherent in the restatement process, as well as our inability to provide equity-based compensation or permit the exercise of outstanding stock options from the time we announced that we would be restating our interim financial statements to August 2008, when we filed the required reports with the SEC. Moreover, the restatement process has adversely affected the market for our shares making our equity compensation program potentially less attractive for current or prospective employees.

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

Natural or manmade disasters, business interruptions and health epidemics could delay our ability to receive or ship our products, or otherwise disrupt our business.

Our worldwide operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, health epidemics and other natural or manmade disasters or business interruptions. The occurrence of any of these business disruptions could seriously harm our revenue and financial condition and increase our costs and expenses. Our corporate headquarters, and a portion of our research and development activities, are located in California, and other critical business operations and some of our suppliers are located in California and Asia, near major earthquake faults. If our manufacturers’ or warehousing facilities are disrupted or destroyed, we would be unable to distribute our products on a timely basis, which could harm our business. Moreover, if our computer information systems or communication systems, or those of our vendors or customers, are subject to hacker attacks or other disruptions, our business could suffer. We have not established a formal disaster recovery plan. Our back-up operations may be inadequate and our business interruption insurance may not be enough to compensate us for any losses that may occur. A significant business interruption could result in losses or damages and harm our business. For example, much of our order fulfillment process is automated and the order information is stored on our servers. If our computer systems and servers go down even for a short period at the end of a fiscal quarter, our ability to recognize revenue would be delayed until we were again able to process and ship our orders, which could harm our revenues for that quarter and cause our stock price to decline significantly.

While we believe we comply with environmental laws and regulations, we are still exposed to potential risks associated with environmental laws and regulations.

We are subject to other legal and regulatory requirements, including a European Union directive that places restrictions on the use of hazardous substances (RoHS) in electronic equipment, a European Union directive on Waste Electrical and Electronic Equipment (WEEE), and the environmental regulations promulgated by China’s Ministry of Information Industry (China RoHS). RoHS sets a framework for producers’ obligations in relation to manufacturing (including the amounts of named hazardous substances contained in products sold) and WEEE sets a framework for treatment, labeling, recovery, and recycling of electronic products in the European Union which may require us to alter the manufacturing of the physical devices that include our solutions and/or require active steps to promote recycling of materials and components. In addition, similar legislation could be enacted in other jurisdictions, including in the United States. If we do not comply with the RoHS directives, WEEE directives and China RoHS, we may suffer a loss of revenue, be unable to sell in certain markets or countries, be subject to penalties and enforced fees, and/or suffer a competitive disadvantage. Furthermore, the costs to comply with RoHS and WEEE and China RoHS, or with current and future environmental and worker health and safety laws may have a material adverse effect on our results of operation, expenses and financial condition.

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

Future acquisitions and investments could also result in substantial cash expenditures, potentially dilutive issuance of our equity securities and incurrence of additional debt, contingent liabilities and amortization expenses related to other intangible assets that could adversely affect our business, operating results, and financial condition. We depend on the retention and performance of existing management and employees of acquired businesses for the day-to-day management and future operating results of these businesses.

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

Because of these factors, we must continually enhance our existing solutions and develop and market new solutions. These efforts require significant investment in research and development as well as increased costs of manufacturing and distributing our system solutions, and we may not necessarily be able to increase or maintain prices to account for these costs.

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

On October 31, 2006, we entered into a secured credit agreement consisting of a Term B Loan facility of $500 million and a revolving credit facility permitting borrowings of up to $40 million (the “Credit Facility”). The proceeds from the Term B loan were used to repay all outstanding amounts relating to an existing senior secured credit agreement, pay certain transaction costs, and partially fund the cash consideration in connection with the acquisition of Lipman on November 1, 2006. Through October 31, 2008, we had repaid an aggregate of $268.8 million, leaving a Term B Loan balance of $231.2 million at October 31, 2008.

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

If we are unable to comply with the covenants in our Credit Facility, we will be in default, which could result in the acceleration of our outstanding indebtedness. In addition, if our leverage exceeds a certain level set out in our Credit Facility, a portion of our excess cash flows must be used to pay down our outstanding debt. If acceleration occurs, we may not be able to repay our debt and we may not be able to borrow sufficient additional funds to refinance our debt. The U.S. credit markets are currently experiencing a significant contraction as a result of which we may not be able to obtain additional financing on acceptable terms, or at all. If we were to default in performance under the Credit Facility we may pursue an amendment or waiver of the Credit Facility with our existing lenders, but there can be no assurance that the lenders would grant another amendment and waiver and, in light of current credit market conditions, any such amendment or waiver may be on terms, including additional fees, as well as increased interest rates and other more stringent terms and conditions that are materially disadvantageous to us. For example, as a result of the delay in our financial reports for the 2007 fiscal year and the first two fiscal quarters of 2008, we were required to obtain amendments to our Credit Facility that resulted in an increase in the interest rate payable on our term loan and revolving commitments, as well as increases in the commitment fee for unused revolving commitments and letter of credit fees. We also paid the consenting lenders amendment fees in connection with the amendments.

The conditions of the U.S. and international capital markets may adversely affect our ability to draw on our revolving credit facility as well as have an adverse effect on other financial transactions.

Lehman Commercial Paper, Inc. (“Lehman CP”) was a lender under our revolving credit facility with a commitment of $15 million out of the $40 million facility. As a result of Lehman CP’s filing of a voluntary Chapter 11 bankruptcy petition in October 2008, we reduced the revolving credit facility by its commitment.

In addition, the filing by Lehman Brothers Holdings Inc. (“Lehman Brothers”) of a voluntary Chapter 11 bankruptcy petition constituted an “event of default” under our convertible note hedge transaction with Lehman Brothers OTC Derivatives Inc. (“Lehman Derivatives”), giving us the immediate right to terminate the transaction and entitling us to claim reimbursement for the loss incurred in terminating and closing out the transaction. On September 21, 2008, we delivered a notice of termination to Lehman Derivatives and claimed reimbursement for the loss incurred in termination and close out of the transaction. We could incur significant costs to replace this hedge transaction if we elect to do so. These replacement costs may not be fully offset by any proceeds recoverable from Lehman Brothers and Lehman Derivatives (which has also filed a voluntary Chapter 11 bankruptcy petition) following our termination of the convertible note hedge transaction with Lehman Derivatives.

If other financial institutions that have extended credit commitments to us or have entered into hedge, insurance or similar transactions with us are adversely affected by the conditions of the U.S. and international capital markets, they may become unable to fund borrowings under their credit commitments to us or otherwise fulfill their obligations under the relevant transactions, which could have a material and adverse impact on our financial condition and our ability to borrow additional funds, if needed, for working capital, capital expenditures, acquisitions and other corporate purposes.

Our indebtedness and debt service obligations under our Credit Facility may adversely affect our cash flow, cash position, and stock price.

We intend to fulfill our debt service obligations under our Credit Facility from existing cash, investments and operations. In the future, if we are unable to generate or raise additional cash sufficient to meet these obligations and need to use more of our existing cash than planned or to liquidate investments in order to fund these obligations, we may have to delay or curtail the development and/or the sales and marketing of new payment systems.

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

Additionally, if we are required to refinance or raise additional cash to settle our existing indebtedness on or prior to its maturity, our ability to successfully achieve such objective is dependent on a number of factors, including but not limited to our business outlook, projected financial performance, general availability of corporate credit, and market demand for our securities offerings.

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

Our stock price has fluctuated substantially since our initial public offering and more recently since the announcement of our anticipated restatement in December 2007 and the more recent turmoil in the worldwide financial markets. In addition to fluctuations related to Company-specific factors, broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuations in our stock price may include, among other things:

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

Our headquarters are located in San Jose, California. Warehouse and distribution facilities are located in the U.S., Israel, United Kingdom, Turkey, Singapore, China, and Brazil. Our warehouse and distribution space is leased and totals approximately 290,000 square feet.

We also maintain research facilities and sales and administrative offices in the U.S. at approximately 15 locations in eight states or jurisdictions and outside the U.S. at approximately 45 locations in 20 countries. All of these locations are leased. We are using substantially all of our currently available productive space to develop, manufacture, market, sell and distribute our products. Our facilities are in good operating condition, suitable for their respective uses and adequate for current needs.

Approximate
Location	Square Footage

Corporate Headquarters:
United States	20,131
Warehouse and Distribution Facilities:
United States	160,610
International	109,219

289,960

Sales office or Research and Development:
United States	253,795
International	228,841

482,636

ITEM 3.	LEGAL PROCEEDINGS

Class Action and Derivative Lawsuits

On or after December 4, 2007, several securities class action claims were filed against us and certain of our officers, former officers, and a former director. These lawsuits have been consolidated in the U.S. District Court for the Northern District of California as In re VeriFone Holdings, Inc. Securities Litigation, C 07-6140 MHP. The original actions were: Eichenholtz v. VeriFone Holdings, Inc. et al., C 07-6140 MHP; Lien v. VeriFone Holdings, Inc. et al., C 07-6195 JSW; Vaughn et al. v. VeriFone Holdings, Inc. et al., C 07-6197 VRW (Plaintiffs voluntarily dismissed this complaint on March 7, 2008); Feldman et al. v. VeriFone Holdings, Inc. et al., C 07-6218 MMC; Cerini v. VeriFone Holdings, Inc. et al., C 07-6228 SC; Westend Capital Management LLC v. VeriFone Holdings, Inc. et al., C 07-6237 MMC; Hill v. VeriFone Holdings, Inc. et al., C 07-6238 MHP; Offutt v. VeriFone Holdings, Inc. et al., C 07-6241 JSW; Feitel v. VeriFone Holdings, Inc., et al., C 08-0118 CW. On August 22, 2008, the Court appointed plaintiff National Elevator Fund lead plaintiff and its attorneys lead counsel. Plaintiff filed its consolidated amended class action complaint on October 31, 2008 and we filed our motion to dismiss on December 31, 2008. The consolidated amended complaint asserts claims under the Securities Exchange Act Sections 10(b), 20(a), and 20A and Securities and Exchange Commission Rule 10b-5 for securities fraud and control person liability against us and certain of our current and former officers and directors, based on allegations that we and the individual defendants made false or misleading public statements regarding our business and operations during the putative class periods and seeks unspecified monetary damages and other relief. Discovery has not yet commenced and is not expected to do so until after a ruling on our motion to dismiss. At this time, we have not recorded any liabilities as we are unable to estimate any potential liability.

Beginning on December 13, 2007, several actions were also filed against certain current and former directors and officers derivatively on our behalf. These derivative lawsuits were filed in: (1) the U.S. District Court for the Northern District of California, as In re VeriFone Holdings, Inc. Shareholder Derivative Litigation, Lead Case No. C 07-6347, which consolidates King v. Bergeron, et al. (Case No. 07-CV-6347), Hilborn v. VeriFone Holdings, Inc., et al. (Case No. 08-CV-1132), Patel v. Bergeron, et al. (Case No. 08-CV-1133), and Lemmond, et al. v. VeriFone Holdings, Inc., et al. (Case No. 08-CV-1301); and (2) California Superior Court, Santa Clara County, as In re

VeriFone Holdings, Inc. Derivative Litigation, Lead Case No. 1-07-CV-100980, which consolidates Catholic Medical Mission Board v. Bergeron, et al. (Case No. 1-07-CV-100980), and Carpel v. Bergeron, et al. (Case No. 1-07-CV-101449). On May 15, 2008, the Court in the federal derivative action appointed Charles R. King as lead plaintiff and his attorneys as lead counsel. On October 31, 2008, plaintiffs in the federal action filed their consolidated amended derivative complaint, which names us as a nominal defendant and brings claims for insider selling, breach of fiduciary duty, unjust enrichment, waste of corporate assets and aiding and abetting breach of fiduciary duty against us and certain of our current and former officers and directors. On December 15, 2008, we and the other defendants filed a motion to dismiss. The parties have agreed by stipulation that briefing on this motion will relate only to the issue of plaintiffs’ failure to make a pre-suit demand on our Board of Directors.

On October 31, 2008, the derivative plaintiffs in California Superior Court for the County of Santa Clara filed their consolidated derivative complaint, naming us as a nominal defendant and brings claims for insider selling, breach of fiduciary duty, unjust enrichment, waste of corporate assets and aiding and abetting breach of fiduciary duty against certain of our current and former officers and directors and our largest shareholder, GTCR Golder Rauner. On November 10, 2008, we filed a motion to stay the state court action pending resolution of the parallel federal actions, and the parties have agreed by stipulation to delay briefing on the motion to stay until after the issue of demand futility is resolved in the federal derivative case.

On January 27, 2008, a class action complaint was filed against us in the Central District Court in Tel Aviv, Israel on behalf of purchasers of our stock on the Tel Aviv Stock Exchange. The complaint seeks compensation for damages allegedly incurred by the class of plaintiffs due to the publication of erroneous financial reports. We filed a motion to stay the action, in light of the proceedings already filed in the United States, on March 31, 2008. A hearing on the motion was held on May 25, 2008. Further briefing in support of the stay motion, specifically with regard to the threshold issue of applicable law, was submitted on June 24, 2008. On September 11, 2008, the Israeli District Court ruled in our favor, holding that U.S. law would apply in determining our liability. On October 7, 2008, plaintiffs filed a motion for leave to appeal the District Court’s ruling to the Israeli Supreme Court. Our response to plaintiffs’ appeal motion is currently due January 18, 2009. Because our motion to stay will depend upon the Supreme Court’s ruling, the District Court has stayed its proceedings until the Supreme Court rules on plaintiffs’ motion for leave to appeal. At this time, we have not recorded any liabilities as we are unable to estimate any potential liability.

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

Regulatory Actions

We have responded to inquiries and provided information and documents related to the restatement of our fiscal year 2007 interim financial statements to the Securities and Exchange Commission, the Department of Justice, the New York Stock Exchange, and the Chicago Board Options Exchange. The SEC has interviewed several of our current and former officers and employees. We are continuing to cooperate with the SEC in responding to the SEC’s requests for information and in scheduling interviews with current and former officers and employees. We are unable to predict what consequences, if any, any investigation by any regulatory agency may have on us. There is no assurance that other regulatory inquiries will not be commenced by other U.S. federal, state or foreign regulatory agencies.

Brazilian State Tax Assessment

One of our Brazilian subsidiaries has been notified of a tax assessment regarding Brazilian state value added tax (“VAT”), for the periods from January 2000 to December 2001 that relates to products supplied to us by a contract manufacturer. The assessment relates to an asserted deficiency of 4.7 million Brazilian reais (approximately $2.3 million) excluding interest. The tax assessment was based on a clerical error in which our Brazilian subsidiary omitted the required tax exemption number on its invoices. Management does not expect that we will ultimately incur a material liability in respect of this assessment, because they believe, based in part on advice of our Brazilian tax counsel, that we are likely to prevail in the proceedings relating to this assessment. On May 25, 2005, we had an administrative hearing with respect to this audit. We expect to receive the decision of the administrative body sometime in 2009. In the event we receive an adverse ruling from the administrative body, we will decide whether or not to appeal and would reexamine the determination as to whether an accrual is necessary. It is currently uncertain what impact this state tax examination may have with respect to our use of a corresponding exemption to reduce the Brazilian federal VAT.

Importation of Goods Assessments

Two of our Brazilian subsidiaries that were acquired as a part of the Lipman acquisition have been notified of assessments regarding Brazilian customs penalties that relate to alleged infractions in the importation of goods. The assessments were issued by the Federal Revenue Department in the City of Vitória, the City of São Paulo, and the City of Itajai. The assessments relate to asserted deficiencies totaling 26.9 million Brazilian reais (approximately $12.8 million) excluding interest. The tax authorities allege that the structure used for the importation of goods was simulated with the objective of evading taxes levied on the importation by under-invoicing the imported goods; the tax authorities allege that the simulation was created through a fraudulent interposition of parties, where the real sellers and buyers of the imported goods were hidden.

In the Vitória tax assessment, the fines were reduced from 4.7 million Brazilian reais (approximately $2.2 million) to 1.5 million Brazilian reais (approximately $0.7 million) on a first level administrative decision on January 26, 2007. The proceeding has been remitted to the Taxpayers Council to adjudicate the appeal of the first level administrative decision filed by the tax authorities. We also appealed the first level administrative decision on February 26, 2007. In this appeal, we argued that the tax authorities did not have enough evidence to determine that the import transactions were indeed fraudulent and that, even if there were some irregularities in such importations, they could not be deemed to be our responsibility since all the transactions were performed by the third-party importer of the goods. On February 27, 2008, the Taxpayers Council rendered its decision to investigate the first level administrative decision for further analysis of the matter. We expect to receive the decision of the Taxpayers Council sometime in 2009. In the event we receive an adverse ruling from the Taxpayers Council, we will decide whether or not to appeal to the judicial level. Based on our current understanding of the underlying facts, we believe that it is probable that its Brazilian subsidiary will be required to pay some amount of fines. At October 31, 2008, we have accrued 4.7 million Brazilian reais (approximately $2.2 million), excluding interest, which we believe is the probable payment.

On July 12, 2007, we were notified of a first administrative level decision rendered in the São Paulo tax assessment, which maintained the total fine of 20.2 million Brazilian reais (approximately $9.7 million) imposed. On August 10, 2007, we appealed the first administrative level decision to the Taxpayers Council. A hearing was held on August 12, 2008 before the Taxpayers Council and on October 14, 2008, the Taxpayers Council granted our appeal and dismissed the Sao Paulo assessment. However, the Taxpayers Council has not issued its written opinion concerning the legal basis for such dismissal, and the Brazilian tax authorities have informed us that it will file a revised assessment in this matter. Based on our current understanding of the underlying facts, we believe that it is probable that our Brazilian subsidiary will be required to pay some amount of fines. Accordingly, at October 31, 2008, we have accrued 20.2 million Brazilian reais (approximately $9.7 million), excluding interest.

On May 22, 2008, we were notified of a first administrative level decision rendered in the Itajai assessment, which maintained the total fine of 2.0 million Brazilian reais (approximately $0.9 million) imposed, excluding interest. On May 27, 2008, we appealed the first level administrative level decision to the Taxpayers Council. Based on our current understanding of the underlying facts, we believe that it is probable that our Brazilian subsidiary will be required to pay some amount of fines. Accordingly, at October 31, 2008, we have accrued 2.0 million Brazilian reais (approximately $0.9 million), excluding interest.

SPA Syspatronic AG v. VeriFone Holdings, Inc., VeriFone, Inc., et al.

On September 18, 2007, SPA Syspatronic AG (“SPA”) commenced an action in the United States District Court for the Eastern District of Texas, Marshall Division, against us and others, alleging infringement of U.S. Patent No. 5,093,862 purportedly owned by SPA. The plaintiff is seeking a judgment of infringement, an injunction against further infringement, damages, interest, and attorneys’ fees. We filed an answer and counterclaims on November 8, 2007, and intend to vigorously defend this litigation. On January 28, 2008, we requested that the U.S. Patent and Trademark Office (the “PTO”) perform a re-examination of the patent. The PTO granted the request on April 4, 2008. We then filed a motion to stay the proceedings with the Court and on April 25, 2008, the Court agreed to stay the proceedings pending the re-examination. On December 19, 2008, the PTO rejected all claims of the subject patent on the same basis as was identified in our request for re-examination. The case is still in the preliminary stages, and it is not possible to quantify the extent of our potential liability, if any. An unfavorable outcome could have a material adverse effect on our business, financial condition, results of operations, and cash flow.

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

Communication Transaction Solutions, Inc. v. VeriFone Holdings, Inc., VeriFone, Inc., et al.

We are a defendant in this action initiated in the California Superior Court in Santa Clara County on August 30, 2006, in which the plaintiff alleges, among other things, misappropriation of trade secrets in connection with the Company’s development of its wireless pay-at-the-table system. These allegations followed our decision in October 2005 to terminate discussions regarding a possible acquisition of the plaintiff’s business. The plaintiff is seeking damages, interest and attorneys’ fees. The parties argued summary judgment motions on September 4, 2008 and on September 11, 2008, the Court dismissed certain of the plaintiffs’ claims. With respect to the remaining claims, the case is scheduled to go to trial in January 2009. We have engaged in court-mandated settlement discussions with the plaintiff but no settlement has been reached. Although an unfavorable outcome could have a material adverse effect on us, we believe the plaintiff’s claims are entirely without merit and intend to vigorously defend this litigation and pursue our counterclaims.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following is a tabulation of the votes on proposals considered at our annual meeting of stockholders held on October 8, 2008:

1. To elect nine directors to serve on our Board of Directors for one-year terms.

	For	Withheld

Douglas G. Bergeron	67,279,614	859,644
Robert W. Alspaugh	67,966,504	172,754
Dr. Leslie G. Denend	59,988,975	8,150,283
Alex W. (Pete) Hart	63,306,539	4,832,719
Robert B. Henske	59,990,464	8,148,794
Eitan Raff	67,966,400	172,858
Charles R. Rinehart	64,222,967	3,916,291
Collin E. Roche	63,509,723	4,629,535
Jeffrey E. Stiefler	67,981,066	158,192

2. To approve an amendment to VeriFone’s Certificate of Incorporation to increase the authorized number of shares of common stock.

For	65,102,140
Against	3,018,408
Abstain	18,710

3. To approve an amendment to our 2006 Equity Incentive Plan to increase the number of shares of common stock that may be issued thereunder.

For	38,841,702
Against	22,577,585
Abstain	12,363
Broker Non-Vote	6,707,608

4. To ratify the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ended October 31, 2008.

For	65,902,575
Against	375,881
Abstain	1,860,802

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been quoted on the New York Stock Exchange under the symbol “PAY” since April 29, 2005. Prior to that time, there was no public market for our stock.

The following table sets forth for the indicated periods, the high and low sale prices of our common stock.

	Fiscal 2008 Quarter Ended				Fiscal 2007 Quarter Ended
	Jan. 31	Apr. 30	Jul. 31	Oct. 31	Jan. 31	Apr. 30	Jul. 31	Oct. 31
	2008	2008	2008	2008	2007	2007	2007	2007

High	$49.79	$21.12	$16.14	$21.17	$40.82	$42.72	$38.94	$50.00
Low	$15.59	$10.10	$10.75	$8.53	$29.26	$34.84	$31.45	$33.03

On October 31, 2008, the closing sale price of our common stock on the New York Stock Exchange was $11.36 and on December 31, 2008, the closing sale price of our common stock on the New York Stock Exchange was $4.90. As of December 31, 2008, there were approximately 36 stockholders of record. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

Dividend Policy

We have not declared or paid cash dividends on our capital stock in our most recent four full fiscal years. We do not expect to pay any cash dividends for the foreseeable future. We currently intend to retain any future earnings to finance our operations and growth. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent on earnings, financial condition, operating results, capital requirements, any contractual restrictions, and other factors that our board of directors deems relevant. In addition, our Credit Facility contains limitations on the ability of our principal operating subsidiary, VeriFone, Inc., to declare and pay cash dividends. Because we conduct our business through our subsidiaries, as a practical matter these restrictions similarly limit our ability to pay dividends on our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

Information with respect to Securities Authorized for Issuance Under Equity Compensation may be found in “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Compensation Plan Information,” which section is incorporated herein by reference.

Performance Graph

The following graph and table:

•	compares the performance of an investment in our common stock over the period of April 29, 2005 through October 31, 2008 beginning with an investment at the closing market price on April 29, 2005, the end of the first day our common stock traded on the exchange following our initial public offering, and thereafter, based on the closing price of our common stock on the market, with the S&P 500 Index and a selected peer group index (the “Comparables Index”). The Comparables Index was selected on an industry basis and includes Ingenico S.A., Hypercom Corp., International Business Machines Corp., MICROS Systems, Inc., NCR Corp. and Radiant Systems, Inc.

•	assumes $100 was invested on the start date at the price indicated and that dividends, if any, were reinvested on the date of payment without payment of any commissions. The performance shown in the graph and table represents past performance and should not be considered an indication of future performance.

	April 29,	October 31,	October 31,	October 31,	October 31,
	2005	2005	2006	2007	2008
VeriFone Holdings, Inc.	$100.00	$215.81	$271.72	$459.81	$105.67
S&P 500 Index	$100.00	$104.34	$119.11	$133.93	$83.74
Comparables Index	$100.00	$107.05	$121.32	$153.57	$120.81

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

	Years Ended October 31,
	2008(1)	2007(2)	2006	2005	2004
		(In thousands, except per share data)

Consolidated Statements of Operations Data:
Net revenues	$921,931	$902,892	$581,070	$485,367	$390,088
Cost of net revenues	628,900	603,660	319,525	288,542	241,637

Gross profit	293,031	299,232	261,545	196,825	148,451
Operating expenses:
Research and development	75,622	65,430	47,353	41,830	33,703
Sales and marketing	91,457	96,295	58,607	52,231	44,002
General and administrative	126,625	80,704	42,573	29,609	25,503
Impairment of goodwill and intangible assets	289,119	—	—	—	—
Amortization of purchased intangible assets	26,033	21,571	4,703	4,967	10,200
In-process research and development	—	6,752	—	—	—

Total operating expenses	608,856	270,752	153,236	128,637	113,408

Operating income (loss)	(315,825)	28,480	108,309	68,188	35,043
Interest expense	(28,413)	(36,598)	(13,617)	(15,384)	(12,597)
Interest income	5,981	6,702	3,372	598	—
Other income (expense), net	(13,181)	(7,882)	(6,394)	(6,673)	(11,869)

Income (loss) before income taxes	(351,438)	(9,298)	91,670	46,729	10,577
Provision for income taxes	73,884	24,718	32,159	13,490	4,971

Net income (loss)	(425,322)	(34,016)	59,511	33,239	5,606
Accrued dividends on preferred stock	—	—	—	—	4,959

Net income (loss) attributable to common stockholders	$(425,322)	$(34,016)	$59,511	$33,239	$647

Net income (loss) per common share:
Basic	$(5.05)	$(0.41)	$0.90	$0.57	$0.01

Diluted	$(5.05)	$(0.41)	$0.86	$0.54	$0.01

Weighted average shares used in computing net income (loss) per common share:
Basic	84,220	82,194	66,217	58,318	50,725

Diluted	84,220	82,194	68,894	61,460	56,588

Cash dividends per common share	$—	$—	$—	$—	$1.72

	As of October 31,
	2008	2007(3)	2006	2005	2004
	(In thousands)

Consolidated Balance Sheets Data:
Cash and cash equivalents	$157,160	$215,001	$86,564	$65,065	$12,705
Total assets	1,079,752	1,547,309	452,945	327,352	245,619
Long-term debt and capital leases, including current portion	548,379	553,152	192,889	182,806	262,187

(1)	Our fiscal year 2008 results of operations include $41.8 million of general and administrative costs related to the restatement of interim financial information for the first three quarters of the fiscal year ended October 31, 2007. We recorded $262.5 million impairment of goodwill and $26.6 million impairment of developed and core technology intangible assets due to lower revenue expectation in light of current operating performance and future operating expectations. We also recognized a $62.3 million income tax expense for recording a full valuation allowance against all beginning of the year balances for U.S. deferred tax assets.

(2)	We acquired Lipman on November 1, 2006 and its results of operations are included from the date of acquisition. We also recognized an IPR&D expense of $6.8 million in connection with our Lipman acquisition.

(3)	In November 2006, we increased our outstanding balance on our Term B Loan to $500.0 million. In June 2007, we sold $316.2 million of 1.375% Senior Convertible Notes due 2012. We repaid $263.8 million of our outstanding Term B Loan with the proceeds from the sale of the 1.375% Senior Convertible Notes.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties. In some cases, forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, and management’s beliefs and assumptions. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in “Item 1A — Risk Factors” above. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K. Unless required by law, we undertake no obligation to update any forward-looking statements, whether as result of new information, future events, or otherwise.

Overview

We are a global leader in secure electronic payment solutions. We provide expertise, solutions, and services that add value to the point of sale with merchant-operated, consumer-facing, and self-service payment systems for the financial, retail, hospitality, petroleum, government, transportation and healthcare vertical markets. We have one of the leading electronic payment solutions brands and are one of the largest providers of electronic payment systems worldwide. We believe that we benefit from a number of competitive advantages gained through our 27 year history and success in our industry. These advantages include our globally trusted brand name, large installed base, significant involvement in the development of industry standards, global operating scale, customizable platforms, and investment in research and development. We believe that these advantages position us well to capitalize on the continuing global shift toward electronic payment transactions.

Our industry’s growth continues to be driven by the long-term shift towards electronic payment transactions and away from cash and checks in addition to an improvement in security standards that require more advanced electronic payment systems. Internationally, growth rates have been higher because of the relatively lower penetration rates of electronic payment transactions in many countries as well as governmental efforts to modernize their economies and use electronic payments as a means of improving collection of value-added tax (“VAT”) and sales tax. Recently, additional factors have driven growth, including the shift from dial up to internet protocol (“IP”)

based and wireless communications, personal identification number (“PIN”) based debit transactions, and advances in computing technology which enable vertical solutions and non-payment applications to reside at the point of sale.

Revenues recognized in our fiscal quarters have tended to be back-end loaded as we receive sales orders and deliver our System Solutions towards the end of each fiscal quarter including the fourth quarter. This back-end loading may adversely affect our results of operations in a number of ways. First, if we expect to receive sales orders that do not materialize at the end of the fiscal quarter or if we do not receive them with sufficient time to deliver our System Solutions and recognize revenue in that fiscal quarter, our revenues and profitability may be adversely affected. In addition, the manufacturing processes at our internal manufacturing facility could become concentrated in a shorter time period which could increase labor and other manufacturing costs as well as delivery costs and negatively impact our gross margins. If, on the other hand, we were to hold higher inventory levels to counteract this effect, we would be subject to an enhanced risk of inventory obsolescence. The concentration of orders may also make it difficult to accurately forecast component requirements and, as a result, we could experience a shortage of the components needed for production, possibly delaying shipments and causing lost orders. This could cause us to fail to meet our revenue and operating profit expectations for a particular quarter and could increase the fluctuation of our quarterly results if shipments are delayed from one fiscal quarter to the next or orders are cancelled by customers.

Security has become a driving factor in our business as our customers endeavor to meet ever escalating governmental requirements related to the prevention of identity theft as well as operating safeguards imposed by the credit and debit card associations, members of which include Visa International (“Visa”) MasterCard Worldwide (“MasterCard”), American Express, Discover Financial Services, and JCB Co., Ltd. (“JCB”). In September 2006, these card associations established the PCI SSC to oversee and unify industry standards in the areas of credit card data security, referred to as the PCI-PED standard which consists of PIN-entry device security (“PED”) and the PCI-DSS for enterprise data security, and the Payment Application Data Security Standard (“PA-DSS”) for payment application data security. We are a leader in providing systems and software solutions that meet these standards and have upgraded or launched next generation system solutions that span our product portfolio ahead of mandated deadlines.

We operate in two business segments: North America and International. We define North America as the United States and Canada, and International as all other countries from which we derive revenues.

In the fourth quarter of fiscal 2008, we experienced lower than expected revenue levels and softer demand globally due to weakened markets and adverse economic conditions. Even if economic conditions improve, we believe that demand for wireless, IP-enabled, PIN-based debit and enhanced security systems will continue to be adversely affected by lower North American demand as retailers plan to close redundant or underperforming locations and the purchasing power of certain International customers diminishes due to unfavorable foreign currency exchange rate movements. However, we expect demand in emerging economies to continue to grow faster relative to our mature markets as these economies develop and seek to enhance VAT collection. We continue to devote research and development (“R&D”) resources to address these market needs.

Lipman Acquisition

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

The Audit Committee investigation and restatement process resulted in delays to the completion of our fiscal year 2007 annual financial statements and first and second quarter of fiscal year 2008 interim financial statements and identified several weaknesses in our internal controls. We have incurred and will continue to incur significant costs related to this process. In addition, a number of securities class action complaints were filed against us and certain of our current and former officers, and a number of derivative actions were filed against certain of our current and former directors and officers. The costs of the investigation, the restatement and defense of the related litigation, as well as the time and energy required to be devoted to these matters by our management, has had a significant impact on our results of operations and may continue to do so for the foreseeable future.

In connection with the Audit Committee investigation and restatement process, we identified material weaknesses in our internal control over financial reporting, as a result of which our senior management concluded that our disclosure controls and procedures were not effective. These material weaknesses were previously disclosed under “Item 9A — Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2007. Although we have worked to resolve these material weaknesses in our internal controls, as disclosed under “Item 9A — Controls and Procedures” in this Annual Report, our management has determined that certain of these material weaknesses in our internal control over financial reporting were not remediated as of October 31, 2008.

Net Revenues

We generate net revenues through the sale of our electronic payment systems and solutions that enable electronic transactions, which we identify as System Solutions, and to a lesser extent, warranty and support services, field deployment, installation and upgrade services, and customer specific application development, which we identify as Services.

Net revenues, which include System Solutions and Services, are summarized in the following table (in thousands, except percentages):

	Years Ended October 31,
	2008	Change	% Change	2007	Change	% Change	2006

System Solutions	$807,465	$15,176	1.9%	$792,289	$275,135	53.2%	$517,154
Services	114,466	3,863	3.5%	110,603	46,687	73.0%	63,916

Total	$921,931	$19,039	2.1%	$902,892	$321,822	55.4%	$581,070

System Solutions Revenues

System Solutions net revenues increased $15.2 million, or 1.9%, to $807.5 million for the fiscal year ended October 31, 2008 from $792.3 million for the fiscal year ended October 31, 2007. System Solutions net revenues comprised 87.6% of total net revenues for the fiscal year ended October 31, 2008 as compared to 87.8% for the fiscal year ended October 31, 2007.

International System Solutions net revenues for the fiscal year ended October 31, 2008 increased $56.3 million, or 12.5%, to $506.9 million compared to the fiscal year ended October 31, 2007. Latin American net revenues increased $31.6 million, or 22.1% to $174.6 million, European net revenues increased $19.4 million, or 7.9%, to $264.6 million, and net revenues in Asia increased $5.3 million, or 8.5%, to $67.7 million, compared to the fiscal year ended October 31, 2007. In Latin America, Brazil financial system solutions markets were favorably impacted by the public offering of one of our largest Brazilian customers and Brazil demand for prepaid top-ups, medical and healthcare system solutions increased due to a favorable macroeconomic climate throughout most of the year. Mexico revenues declined due to a less favorable tax regime from the government sponsored terminalization program. European net revenues increased slightly due to improved supply chain and sales execution compared to the fiscal year ended October 31, 2007. However, revenues were adversely impacted by increased pricing competition from our principal competitors in Europe and Latin America and local competitors in Asia.

North America System Solutions net revenues for the fiscal year ended October 31, 2008 decreased $41.2 million or 12.0% to $300.6 million compared to the fiscal year ended October 31, 2007. The largest declines were in the U.S. Financial business and Petroleum Solutions business. Our U.S. Financial business was constrained overall due to adverse economic conditions which slowed retail store openings. Petroleum Solutions sales continued to decline due to an unfavorable economic climate and high petroleum prices for the majority of the year which affected the retail petroleum market. These declines in revenue was partially offset by strong sales in Multi-lane, reflecting deployments which address enhanced PCI-DSS requirements.

We are unable to predict the likely duration and severity of the current disruption in the financial markets and adverse economic conditions in the U.S. and other countries and such conditions, if they persist, will continue to adversely impact our business, operating results, and financial condition.

System Solutions net revenues increased $275.1 million, or 53.2% during the fiscal year ended October 31, 2007 compared to the fiscal year ended October 31, 2006 primarily due to a $213.1 million increase in International System Solutions net revenues and a $61.5 million increase in North America System Solutions net revenues due principally to the Lipman acquisition. The increase in International System Solutions net revenues was largely attributable to growth across emerging economies, in particular Brazil, Turkey, China, and Israel. Factors driving the increase attributable to emerging economies were the addition of the Nurit product lines, acquired in the Lipman acquisition, and the continued desire of these countries to modernize their infrastructure and improve collection of VAT. The increase in North America System Solutions net revenues was primarily attributable to an increase in demand for wireless products due to our customers’ interest in differentiating the service they provide to merchants, and higher sales in Canada, where customers are preparing for a transition to EMV and Interac Chip acceptance. System Solutions net revenues comprised 87.8% of total net revenues for the fiscal year ended October 31, 2007 compared to 89.0% from the fiscal year ended October 31, 2006.

Services Revenues

Services net revenues increased $3.9 million, or 3.5%, to $114.5 million for the fiscal year ended October 31, 2008 from $110.6 million for fiscal year ended October 31, 2007. International service revenue growth in Brazil and Asia was partially offset by a decline in European refurbishment contracts. North America revenue growth was approximately flat with higher taxicab related services offsetting a decline in Petroleum related services.

Services net revenues increased $46.7 million, or 73.0%, to $110.6 million for the fiscal year ended October 31, 2007 compared to the fiscal year ended October 31, 2006 primarily due to higher maintenance revenues and deployment revenues in Europe and Brazil as a result of the Lipman acquisition.

Gross Profit

The following table shows the gross profit and gross profit percentages for System Solutions and Services (in thousands, except percentages):

	Years Ended October 31,
	2008		2007		2006
	Amounts	%	Amounts	%	Amounts	%

System Solutions	$251,423	31.1%	$246,294	31.1%	$230,106	44.5%
Services	41,608	36.3%	52,938	47.9%	31,439	49.2%

Total	$293,031	31.8%	$299,232	33.1%	$261,545	45.0%

System Solutions

Gross profit on System Solutions increased $5.1 million, or 2.1%, to $251.4 million for the fiscal year ended October 31, 2008 from $246.3 million for the fiscal year ended October 31, 2007. Gross profit on System Solutions represented 31.1% of System Solutions net revenues for the fiscal years ended October 31, 2008 and 2007. Year over year declines in the gross profit percentages in both North America and International segments were offset by a reduction in Corporate costs in the fiscal year ended October 31, 2008.

North America gross profit percentage declined primarily due to the growth in Multi-lane system solutions, which tends to carry lower than average gross margins, and the lower proportion of Petroleum system solution sales, which tends to carry higher than average gross margins. In addition, we experienced pricing pressure in both landline and wireless financial solutions. Partially offsetting these decreases was the reduction of sales of a low margin legacy check processing solution for which sales effectively terminated in the first quarter of fiscal year 2007.

International gross profit percentage declined due to the combination of increased price competition in emerging markets countries, including Russia, China, Turkey and Brazil. In addition, certain customers purchased non-PCI compliant inventory at significant discounts. In addition, revenues in Latin America, which have historically carried gross margins below international averages, increased proportionally in the fiscal year ended October 31, 2008.

The overall gross profit percentage was also negatively impacted by the higher proportion of International net revenues, which typically carry a lower margin than North American net revenues.

Corporate costs decreased as a percentage of System Solutions net revenues primarily due to a $13.8 million decrease in amortization of inventory step-up and a $5.7 million decrease in amortization of purchased core and developed technology assets as a result of the Lipman acquisition. These amortization expenses amounted to 4.0% of System Solutions net revenues for the fiscal year ended October 31, 2008 compared to 6.5% for the fiscal year ended October 31, 2007. In addition, there was a $11.7 million decrease in excess and obsolescence charges and provisions for purchase of excess components from contract manufacturers, reflecting a reduction in non-PCI related inventory.

Gross profit on System Solutions increased $16.2 million, or 7.0%, to $246.3 million for the fiscal year ended October 31, 2007 compared to the fiscal year ended October 31, 2006. Gross profit on System Solutions represented 31.1% of System Solutions net revenues for the fiscal year ended October 31, 2007, down from 44.5% for the fiscal year ended October 31, 2006. This gross profit percentage decline reflects higher corporate costs, largely attributable to the acquisition of Lipman and the higher proportion of International net revenues, which typically carry a lower margin than North American net revenues. In addition, declines in gross profit percentage occurred in International and North America due to year end discounting of non-PCI compliant inventory.

Services

Gross profit on Services decreased $11.3 million, or 21.4%, to $41.6 million for the fiscal year ended October 31, 2008, from $52.9 million for the fiscal year ended October 31, 2007. Gross profit on Services represented 36.3% of Services net revenues for the fiscal year ended October 31, 2008, as compared to 47.9% for the fiscal year ended October 31, 2007. This decline was primarily due to unfavorable product mix within Europe and to a lesser extent a revenue shift towards Latin America and Asia, where gross profit percentages are generally below the International average. In North America, the gross profit percentage declined slightly due to a decline in higher margin upgrade services.

Gross profit on Services increased $21.5 million, or 68.4% for the fiscal year ended October 31, 2007 compared to the fiscal year ended October 31, 2006. Gross profit on Services represented 47.9% of Services net revenues for the fiscal year ended October 31, 2007, as compared to 49.2% for the fiscal year ended October 31, 2006. This decline was due to the higher proportion of international services revenues, which carry lower margins relative to North America.

We expect the gross margin percentages, both System Solutions and Services, of our International segment to continue to be lower than the comparable gross profit percentages in our North America segment.

Research and Development Expenses

R&D expenses for the fiscal years ended October 31, 2008, 2007, and 2006 are summarized in the following table (in thousands, except percentages):

	Years Ended October 31,
	2008	Change	% Change	2007	Change	% Change	2006

Research and development	$75,622	$10,192	15.6%	$65,430	$18,077	38.2%	$47,353
Percentage of net revenues	8.2%			7.2%			8.1%

R&D expenses increased $10.2 million or 15.6% in the year ended October 31, 2008 compared to the year ended October 31, 2007 primarily due to a $7.4 million increase in personnel costs resulting from higher headcount and unfavorable currency exchange rates, $1.8 million in restructuring costs, and a $2.7 million write-off of capitalized software development costs due to a change in our approach to the French market. In addition. R&D material and supplies increased by $1.0 million to support the ongoing R&D efforts. These increases were partially offset by a $1.0 million decrease in stock-based compensation expense.

R&D expenses for the fiscal year ended October 31, 2007 increased compared to the same period ended October 31, 2006, due to $13.6 million of expenses incurred at former Lipman entities, $4.7 million increase in stock-based compensation expense, and $2.5 million of expenses incurred at former PayWare entities. These increases were partially offset by a $4.8 million increase in software costs required to be capitalized under Statement of Financial Accounting Standards (“SFAS”) No. 86 for the fiscal year ended October 31, 2007 as compared to the prior fiscal year ended October 31, 2006 due to an increase in the number of projects which have software spending.

We expect R&D expenses over the next few quarters to decline in absolute amounts as we assess the changing macroeconomic environment.

Sales and Marketing Expenses

Sales and marketing expenses for the fiscal years ended October 31, 2008, 2007, and 2006 are summarized in the following table (in thousands, except percentages):

	Years Ended October 31,
	2008	Change	% Change	2007	Change	% Change	2006

Sales and marketing	$91,457	$(4,838)	(5.0)%	$96,295	$37,688	64.3%	$58,607
Percentage of net revenues	9.9%			10.7%			10.1%

Sales and marketing expenses decreased $4.8 million or 5.0% for the year ended October 31, 2008, compared to the year ended October 31, 2007 mainly as a result of a $3.4 million reduction in trade show and marketing communication activities, a $2.8 million decrease in stock-based compensation expense, and $1.9 million in lower personnel costs. The decreases were partially offset by a $2.8 million increase in restructuring costs.

Sales and marketing expenses for the fiscal year ended October 31, 2007 increased compared to the fiscal year ended October 31, 2006. The higher expenses, due primarily to the acquisitions of Lipman and PayWare, included $15.7 million of increased personnel costs, $6.9 million of increased stock-based compensation expense, $6.0 million of increased outside services, $2.5 million of increased marketing communication expenses, and $2.2 million of increased travel expenses.

We expect sales and marketing expenses to decline over the next few quarters in absolute terms as we assess the changing macroeconomic environment.

General and Administrative Expenses

General and administrative expenses for the fiscal years ended October 31, 2008, 2007, and 2006 are summarized in the following table (in thousands, except percentages):

	Years Ended October 31,
	2008	Change	% Change	2007	Change	% Change	2006

General and administrative	$126,625	$45,921	56.9%	$80,704	$38,131	89.6%	$42,573
Percentage of net revenues	13.7%			8.9%			7.3%

General and administrative expenses increased $45.9 million or 56.9% in the year ended October 31, 2008 compared to the year ended October 31, 2007. The increase was primarily due to $41.8 million in costs related to the independent investigation and 2007 quarterly restatement. Additional increases consisted of a $5.4 million increase in professional services fees primarily due to higher audit and litigation fees, a $5.8 million increase in personnel costs to address restatement activities and the remediation of control weaknesses, a $2.4 million increase in restructuring costs and a $2.0 million expense for potential settlement of ongoing litigation. Furthermore, we incurred a $2.7 million increase in travel expenses and a $2.8 million increase in depreciation and maintenance costs primarily as a result of the November 2007 Oracle implementation. These increases were partially offset by the non-recurrence of $10.2 million of integration expenses incurred during the fiscal year 2007 relating to the acquisition of Lipman and restructuring charges in VeriFone entities, a $5.7 million decrease in stock-based compensation, and a $2.4 million decrease in bad debt expenses due to a more favorable collections experience.

General and administrative expenses for the fiscal year ended October 31, 2007 increased $38.1 million or 89.6% compared to the fiscal year ended October 31, 2006, due to the acquisitions of Lipman and PayWare and included $10.2 million of integration expenses relating to the acquisition of Lipman and restructuring charges in VeriFone entities, $9.0 million of increased stock-based compensation, $8.4 million of increased personnel costs, $2.7 million of increased outside contracted services, $2.0 million of increased bad debt expense, $1.0 million of increased legal expenses, and $0.9 million of increased insurance expenses.

We expect general and administrative expenses, excluding costs related to the independent investigation and 2007 quarterly restatement, to be relatively flat over the next few quarters as we assess the changing macroeconomic environment.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets increased $4.5 million to $26.0 million for the year ended October 31, 2008 compared with $21.6 million in fiscal year 2007 primarily due to the fluctuation of foreign currency exchange rates.

For the fiscal year ended October 31, 2007, amortization of purchased intangible assets increased $16.9 million compared to the fiscal year ended October 31, 2006 primarily due to additional purchased intangible assets relating to the acquisition of Lipman, which was completed on November 1, 2006.

In-Process Research and Development (IPR&D)

We recognized IPR&D expense of $6.8 million during the fiscal year ended October 31, 2007 in connection with our Lipman acquisition. The products considered to be IPR&D were in our consumer-activated and countertop communication modules which have subsequently reached technological feasibility.

Impairment of Goodwill and Intangible Assets

We performed our annual impairment test of goodwill as of August 1, 2008 in accordance with SFAS No. 142, Goodwill and Other Intangible Assets which did not result in an impairment of goodwill. However, in October 2008, in light of our disappointing fourth quarter operating results due to severe macroeconomic conditions caused by the illiquidity of the credit markets, difficulties in banking and financial services sectors, falling consumer confidence and rising unemployment rates, our projected future cash flow declined significantly. We decided that this was an indicator of possible impairment of goodwill and long-lived assets as defined under SFAS No. 142 and

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, triggering the necessity of impairment tests as of October 15, 2008.

As a result of the goodwill impairment test, we concluded that the carrying amount of our goodwill in the EMEA reporting unit exceeded its implied fair value and recorded an impairment charge of $262.5 million in our Corporate segment during the year ended October 31, 2008. We determined the fair value of the EMEA reporting unit using the income approach, which requires estimates of future operating results and discounted cash flows. Our estimates resulted from an updated long-term financial outlook developed as part of our annual strategic planning cycle.

As a result of the long-lived assets impairment test, we recorded a $26.6 million impairment charge in our Corporate segment related to the write-down to fair value of the net carrying value of the developed and core technology intangible assets in the International segment due to lower revenue expectations in light of current operating performance and future operating expectations. We determined the recoverability of these assets under SFAS No. 144 based on their undiscounted estimated future net cash flows and the impairment charge based on fair value using discounted cash flows.

We will continue to evaluate the carrying value of goodwill and intangible assets and if we determine in the future that there is a potential impairment in any of our reporting units, we may be required to record additional significant charges to earnings which would adversely affect our financial results and could also materially adversely affect our business.

Interest Expense

Interest expense decreased $8.2 million in the year ended October 31, 2008 compared to the year ended October 31, 2007 mostly attributable to the lower effective interest rate in fiscal year 2008. In June 2007, we repaid an aggregate of $263.8 million of our Term B Loan which had an interest rate of 7.11% with a portion of the proceeds from the issuance of the Senior Convertible Notes which bear interest at a rate of 1.375% subject to adjustments as described in Note 6. “Financing” of our Consolidated Financial Statements.

For the fiscal year ended October 31, 2007, interest expense increased $23.0 million compared to the fiscal year ended October 31, 2006 primarily attributable to the increase in principal amount of debt outstanding due to the completion of our acquisition of Lipman, partially offset by the lower average interest rates paid following issuance of our convertible debt.

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

Interest Income

Interest income decreased $0.7 million in the year ended October 31, 2008 compared to the year ended October 31, 2007. This decrease was attributable to the impact of lower effective interest rates during fiscal year 2008 compared to fiscal year 2007.

Interest income increased $3.3 million for the fiscal year ended October 31, 2006. The increase was attributable to higher cash balances for the fiscal year ended October 31, 2007 relative to the fiscal year ended October 31, 2006.

Other Income (Expense), net

Other income (expense), net increased $5.3 million in the year ended October 31, 2008 compared to the year ended October 31, 2007 predominately resulting from a $9.0 million increase in foreign currency exchange loss and a $2.2 million impairment of equity investment primarily as a result of the investee being insolvent which were partially offset by the non-recurrence of a $4.8 million write-off of debt issuance expense as a result of the extinguishment of debt in the year ended October 31, 2007.

For the fiscal year ended October 31, 2007, other income (expense), net was $7.9 million resulting primarily from the write-off of debt issuance costs of $4.8 million related to the accelerated pay-down of the Term B loan facility, and $2.3 million resulting from the net effects of currency conversion transactions, currency translation, and settlements of currency derivative transactions.

Provision for Income Taxes

We recorded a provision for income taxes of $73.9 million for the fiscal year ended October 31, 2008 compared to a provision for income taxes of $24.7 million for the fiscal year ended October 31, 2007. The increase in the provision for income taxes is primarily attributable to increases in tax expense of $62.3 million associated with recording a full valuation allowance against all beginning of the year balances for U.S. deferred tax assets.

We recorded a provision for income taxes of $24.7 million for the fiscal year ended October 31, 2007 compared to a provision for income taxes of $32.2 million for the fiscal year ended October 31, 2006. The decrease in the provision for income taxes is primarily attributable to a decrease in global pre-tax income and changes in the jurisdictional mix of income, partially offset by an increase in valuation allowance during the year.

As of October 31, 2008, we have recorded deferred tax assets on our Consolidated Balance Sheets after recording a valuation allowance against all U.S. deferred tax assets and certain foreign jurisdictions where realizability is uncertain. The realization of the deferred tax assets not subject to a valuation allowance is dependent on our generating sufficient taxable income in the jurisdictions where they reside. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters when we reevaluate the underlying basis for our estimates of future domestic and certain foreign taxable income.

We are currently under audit by the Internal Revenue Service (“IRS”) for our fiscal years 2003 and 2004. Although we believe we have correctly provided income taxes for the years subject to audit, the IRS may adopt different interpretations. We have not yet received any final determinations with respect to this audit although certain adjustments have been agreed with the IRS. The liability associated with the agreed adjustments had been accrued in previous periods. Subsidiaries of the company are also under audit by the Israeli tax authorities for 2004 to 2006 and the Brazilian federal government for the periods between January 31, 2003 through the current date. With few exceptions, we are no longer subjected to tax examination outside of the U.S. for periods prior to 2000.

Segment Information

We operate in two business segments: North America and International. We define North America as the United States and Canada, and International as the other countries from which we derive revenues.

Net revenues and operating income (loss) of each business segment reflect net revenues generated within the segment, supply chain standard inventory cost of System Solutions net revenues, actual cost of Services net revenues, and expenses that directly benefit only that segment, including distribution center costs, royalty and warranty expense. Corporate net revenues and operating income (loss) reflect non-cash acquisition charges, including amortization of purchased core and developed technology assets, step-up of inventory and step-down in deferred revenue, impairment and other Corporate charges, including inventory obsolescence and scrap at corporate distribution centers, rework, specific warranty provisions, non-standard freight and over-and-under absorption of materials management overhead.

In fiscal year 2008, we revised the methodology for business segment gross margin reporting. Distribution center costs and certain warranty and royalty costs, which were previously allocated to the Corporate segment, were reallocated based on ship-to locations. The following table reconciles net revenues and operating income (loss) for our segments for the fiscal years ended October 31, 2008, 2007 and 2006 (in thousands):

	Years Ended October 31,
	2008	Change	% Change	2007	Change	% Change	2006

Net revenues:
North America	$359,136	$(41,297)	(10.3)%	$400,433	$66,760	20.0%	$333,673
International	564,459	58,264	11.5%	506,195	257,812	103.8%	248,383
Corporate	(1,664)	2,072	(55.5)%	(3,736)	(2,750)	278.9%	(986)

Total net revenues	$921,931	$19,039	2.1%	$902,892	$321,822	55.4%	$581,070

Operating income (loss):
North America	$118,516	$(28,738)	(19.5)%	$147,254	$20,274	16.0%	$126,980
International	107,283	(14,262)	(11.7)%	121,545	58,201	91.9%	63,344
Corporate	(541,624)	(301,305)	125.4%	(240,319)	(158,304)	193.0%	(82,015)

Total operating income (loss)	$(315,825)	$(344,305)	(1,208.9)%	$28,480	$(79,829)	(73.7)%	$108,309

Net revenues increased $58.3 million in International for the year ended October 31, 2008 as compared to the year ended October 31, 2007 primarily driven by a $56.3 million increase in System Solutions net revenues. See “Results of Operations — Net Revenues.”

Net revenues decreased $41.3 million in North America for the year ended October 31, 2008 as compared to the year ended October 31, 2007 primarily driven by a decrease in System Solutions. See “Results of Operations — Net Revenues.”

The decrease in International operating income for the year ended October 31, 2008 compared to the year ended October 31, 2007 was mainly due to lower gross profit percentage and higher operating expenses. See “Results of Operations — Gross Profit.”

The decrease in operating income for North America for the year ended October 31, 2008 compared to the year ended October 31, 2007 was mainly due to lower revenues and lower gross profit percentage, partially offset by lower operating expenses. See “Results of Operations — Gross Profit.”

The increase in Corporate operating loss for the year ended October 31, 2008 was primarily due to a $289.1 million impairment charge for goodwill and developed and core technology intangible assets due to lower revenue expectations in light of current operating performance and future operating expectations, $41.8 million in costs related to the independent investigation and restatement, $11.0 million in restructuring costs and a $11.3 million increase in personnel expense largely attributable to restatement and remediation activities and the impact of unfavorable exchange rates. These increases were partially offset by the non-recurrence of $20.6 million of amortization of step-up in inventory and IPR&D write-off, the non-recurrence of $11.1 million of integration expenses relating to the acquisition of Lipman and restructuring charges, and a $11.0 million decrease in stock-based compensation expense. Additionally, corporate supply chain costs decreased $14.4 million primarily due to lower write-offs of inventory, less scrap and a decrease in the accrual of liabilities to purchase excess components from contract manufacturers compared to fiscal year ended October 31, 2007 when a larger amount was written-off due to non-PCI compliant inventory and components.

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

The decrease in Corporate operating income for the fiscal year ended October 31, 2007 was primarily due to a $65.7 million increase in amortization of purchased core and developed technology assets, purchased intangible assets, step-up in inventory on acquisition and step-down in deferred revenue on acquisition, a $22.9 million increase in stock-based compensation and a $11.1 million increase in charges related to write-offs of inventory, scrap, and accrual of liabilities to purchase excess components from contract manufacturers for non-PCI compliant inventory and a $6.8 million write-off of in-process research and development. Furthermore, Corporate operating expenses increased $36.9 million primarily due to the acquisitions of Lipman and PayWare and the related integration expenses.

Liquidity and Capital Resources

	Years Ended October 31,
	2008	2007	2006
	(In thousands)

Net cash provided by (used in)
Operating activities	$(8,628)	$89,270	$16,747
Investing activities	(37,804)	(311,696)	(4,025)
Financing activities	(2,245)	349,920	7,834
Effect of foreign currency exchange rate changes on cash	(9,164)	943	943

Net increase (decrease) in cash and cash equivalents	$(57,841)	$128,437	$21,499

Our primary liquidity and capital resource needs are to service our debt, finance working capital, and to make capital expenditures and investments. At October 31, 2008, our primary sources of liquidity were cash and cash equivalents of $157.2 million and $25.0 million in available balance on our revolving credit facility.

Operating Activities

Cash flows used in operating activities were $8.6 million for the year ended October 31, 2008.

Cash used in operations before changes in working capital amounted to $36.7 million for the year ended October 31, 2008 and consisted of a $425.3 million net loss adjusted for $388.6 million of non-cash items such as impairment of goodwill and intangible assets, impairment of equity investments, amortization of purchased intangible assets, stock-based compensation expense, depreciation and amortization of property, plant, and equipment, amortization of debt issuance costs and loss on write-off of capitalized software.

Changes in working capital resulted in a $28.0 million increase in cash and cash equivalents during the year ended October 31, 2008. The main drivers were as follows:

•	A $58.4 million decrease in deferred tax balances due to increases in the deferred tax assets valuation allowance;

•	A $24.6 million decrease in accounts receivable due to improved collections;

•	A $6.7 million increase in accounts payable and accrued expenses due to the timing of payments to our vendors;

•	A $5.3 million decrease in prepaid expense and other current assets mainly due to a reduction in income taxes receivable; and

•	A $5.2 million increase in deferred revenue due mainly to the deferral of revenue for certain transactions because all revenue recognition criteria have not been met.

Offset by:

•	A $60.6 million increase in inventories reflecting lower than expected System Solutions revenues, a strategic decision to increase inventory for certain products to ensure adequate quantity on hand, and an increase in inventory of MX Multi-lane Retail products based on sales projections; and

•	A $8.5 million increase in other assets primarily due to the deferral of costs of goods for inventory delivered to customers for which net revenues and associated cost of net revenues is recognized over the customer’s contract term partially offset by a $2.2 million decrease in equity investment resulting from the investee being insolvent.

Cash flows from operations before changes in working capital amounted to $76.7 million for the fiscal year ended October 31, 2007. A net loss of $34.0 million was offset by non-cash charges of $110.8 million, consisting primarily of acquisition-related charges of $66.2 million; stock-based compensation expense of $28.9 million; depreciation and amortization related to property, plant, and equipment, capitalized software, and debt issuance costs totaling $10.7 million; and the non-cash portion of the loss on debt extinguishment totaling $4.8 million.

Cash flows from operations due to changes in working capital netted to $12.5 million during the fiscal year ended October 31, 2007 primarily driven by a $45.1 million reduction in inventory due to the initial stocking of inventory for new product release at the beginning of the year, a $28.1 million increase in accounts payable due to the timing of inventory and services purchases, a $14.5 million increase in deferred revenue and a $18.1 million increase in tax-related balances, partially offset by a $39.5 million increase in accounts receivable due to higher sales orders being received towards the end of our fiscal year and a $41.5 million increase in prepaid and other current assets.

Investing Activities

Cash used in investing activities was $37.8 million in the year ended October 31, 2008, and primarily consisted of $17.6 million in purchases of property, plant and equipment, $15.8 million used in business acquisitions, net of cash acquired, and $4.5 million capitalization of software development costs.

Investing activities used cash of $311.7 million during the fiscal year ended October 31, 2007. The acquisition of Lipman used cash of $263.6 million, net of cash and cash equivalents acquired. We also acquired a majority interest in VeriFone Transportation Systems (“VTS”) for cash of $4.1 million, net of cash and cash equivalents acquired. In addition, we made equity investments in two companies totaling $5.7 million. Purchases of property, plant, and equipment totaled $30.2 million, including an increase in construction in progress of $17.6 million primarily related to our migration to a new enterprise resource planning information system, which replaced our existing system. In addition, the capitalization of software development costs was $7.7 million.

Financing Activities

The $2.2 million of cash used in financing activities in the year ended October 31, 2008 primarily consisted of $8.2 million repayment of debt and a $1.6 million debt amendment fee which were partially offset by $3.0 million of receipts from the exercise of stock options, $3.4 million proceeds from debt and $1.2 million from the tax benefit derived from stock-based compensation.

Financing activities provided cash of $349.9 million for the fiscal year ended October 31, 2007. In November 2006, we drew $305.3 million, net of costs, on our Term B loan to fund our acquisition of Lipman. In June 2007, we issued 1.375% Senior Convertible Notes (the “Senior Notes”) for net proceeds of $307.9 million. We used $260.0 million of the proceeds from the Senior Notes to pay down our Term B loan in addition to other payments totaling $3.8 million against our Term B loan and other debt. In other transactions related to the Senior Notes, we used $80.2 million to purchase a hedge on the Senior Notes and received $31.2 million from the sale of warrants. We received additional proceeds of $37.1 million from the exercise of stock options and $11.5 million from the tax benefit derived from stock-based compensation.

Our future capital requirements may vary significantly from prior periods as well as from those currently planned. These requirements will depend on a number of factors, including operating factors such as our terms and payment experience with customers and investments we may make in product or market development such as our current investments in expanding our International operations. Finally, our capital needs may be significantly affected by any acquisition we may make in the future. Based upon our current level of operations, we believe that we have the financial resources to meet our business requirements for the next year, including capital expenditures, working capital requirements, and future strategic investments, and to comply with our financial covenants.

Secured Credit Facility

On October 31, 2006, our principal subsidiary, VeriFone, Inc. (the “Borrower”), entered into a credit agreement consisting of a Term B Loan facility of $500 million and a revolving credit facility permitting borrowings of up to $40 million. The proceeds from the Term B loan were used to repay all outstanding amounts relating to the previous credit facility, pay certain transaction costs and partially fund the cash consideration in connection with the acquisition of Lipman on November 1, 2006. Through October 31, 2008, we had repaid an aggregate of $268.8 million, leaving a Term B Loan balance of $231.2 million at October 31, 2008. The Credit Facility is guaranteed by VeriFone and certain of our subsidiaries and is secured by collateral including substantially all of our assets and stock of our subsidiaries.

During fiscal year 2008 we entered into three consecutive amendments to the Credit Facility with our lenders. The amendments extended the time periods for delivery of certain required financial information for the three-month periods ended January 31, April 30 and July 31, 2007, the year ended October 31, 2007 and the three-month periods ended January 31, 2008 and April 30, 2008. In connection with the three amendments, we paid a total fee of $1.6 million and agreed to certain increases in the interest rates and fees.

We pay a commitment fee on the unused portion of the revolving loan under our Credit Facility at a rate that varies depending upon our consolidated total leverage ratio. We were paying a commitment fee at a rate of 0.425% per annum as of October 31, 2008 and 0.300% per annum as of October 31, 2007. We also pay a letter of credit fee on the unused portion of any letter of credit issued under the Credit Facility at a rate that varies depending upon our consolidated total leverage ratio. At October 31, 2008 and October 31, 2007, we were subject to a letter of credit fee at a rate of 2.00% and 1.25% per annum, respectively.

The maturity dates on the components of the Credit Facility are October 31, 2012 for the revolving loan and October 31, 2013 for the Term B Loan. Principal payments on the Term B Loan are due in equal quarterly installments of $1.2 million over the seven-year term on the last business day of each calendar quarter with the balance due on maturity.

At our option, the Term B loan and the revolving loan can be “Base Rate” or “Eurodollar Rate” loans. Base Rate loans bear interest at a per annum rate equal to a margin over the greater of the Federal Funds rate plus 0.50% or the JP Morgan prime rate. For the Base Rate Term B loan, the margin was 1.75% as of October 31, 2008 and 0.75% as of October 31, 2007. For the Base Rate revolving loan, the margin varies depending upon our consolidated leverage ratio and was 1.00% and 0.25% as of October 31, 2008 and 2007, respectively.

At our option, Eurodollar Rate loans bear interest at a margin over the one-, two-, three-, or six-month LIBOR rate. The margin for the Eurodollar Rate Term B loan was 2.75% as of October 31, 2008 and 1.75% as of

October 31, 2007. The margin for the Eurodollar Rate revolving loan varies depending upon our consolidated leverage ratio and was 2.00% and 1.25% as of October 31, 2008 and 2007, respectively.

As of October 31, 2008, the Term B loan bears interest at 2.75% over the one-month LIBOR rate of 3.12% for a total of 5.87%. As of October 31, 2007, the Term B loan bore interest at a rate of 1.75% over the three-month LIBOR rate of 5.36%, for a total of 7.11%. As of October 31, 2008 and 2007, no amounts were outstanding under the revolving loan.

Lehman Commercial Paper, Inc. (“Lehman CP”), a lender in the revolving loan, declared bankruptcy in October 2008. Under the terms of the Credit Facility, we declared Lehman CP a defaulting lender and removed Lehman CP as a lender in the revolving loan. As a result, as of October 31, 2008, only $25 million was available to us under the revolving loan.

The terms of the Credit Facility require us to comply with financial covenants, including maintaining leverage and fixed charge coverage ratios at the end of each fiscal quarter, obtaining protection against fluctuation in interest rates, and meeting limits on annual capital expenditure levels. As of October 31, 2008, we were required to maintain a total leverage ratio of not greater than 3.5 to 1.0 and a fixed charge coverage ratio of at least 2.0 to 1.0. Total leverage ratio is equal to total debt less cash as of the end of a reporting fiscal quarter divided by consolidated EBITDA, as adjusted, for the most recent four consecutive fiscal quarters. Some of the financial covenants become more restrictive over the term of the Credit Facility. Noncompliance with any of the financial covenants without cure or waiver would constitute an event of default under the Credit Facility. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of repayment of the principal and interest outstanding and a termination of the revolving loan. The Credit Facility also contains non-financial covenants that restrict some of our activities, including our ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures, and engage in specified transactions with affiliates. The terms of the Credit Facility permit prepayments of principal and require prepayments of principal upon the occurrence of certain events including among others, the receipt of proceeds from the sale of assets, the receipt of excess cash flow as defined, and the receipt of proceeds of certain debt issues. The Credit Facility also contains customary events of default, including defaults based on events of bankruptcy and insolvency; nonpayment of principal, interest, or fees when due, subject to specified grace periods; breach of specified covenants; change in control; and material inaccuracy of representations and warranties. In addition, if our leverage exceeds a certain level set out in our Credit Facility, a portion of our excess cash flows must be used to pay down our outstanding debt. We were in compliance with our financial and non-financial covenants as of October 31, 2008.

1.375% Senior Convertible Notes

On June 22, 2007, we sold $316.2 million aggregate principal amount of 1.375% Senior Convertible Notes due 2012 (the “Notes”) in an offering through Lehman Brothers Inc. and JP Morgan Securities Inc. (together, “initial purchasers”) to qualified institutional buyers pursuant to Section 4(2) and Rule 144A under the Securities Act. The net proceeds from the offering, after deducting transaction costs, were approximately $307.9 million. We incurred approximately $8.3 million of debt issuance costs. The transaction costs, consisting of the initial purchasers’ discounts and offering expenses, were primarily recorded in debt issuance costs, net and are being amortized to interest expense using the effective interest method over five years. We will pay 1.375% interest per annum on the principal amount of the Notes, payable semi-annually in arrears in cash on June 15 and December 15 of each year and subject to increase in certain circumstances as described below. The interest rate on the Notes increased an additional 0.25% per annum during the period from May 1, 2008 to August 19, 2008 due to the delay in filing our Annual Report on Form 10-K for the year ended October 31, 2007.

The Notes were issued under an Indenture with U.S. Bank National Association, as trustee. Each $1,000 of principal of the Notes will initially be convertible into 22.719 shares of VeriFone common stock, which is equivalent to a conversion price of approximately $44.02 per share, subject to adjustment upon the occurrence of specified events. Holders of the Notes may convert their Notes prior to maturity during specified periods as follows: (1) on any date during any fiscal quarter beginning after October 31, 2007 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least

20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (2) at any time on or after March 15, 2012; (3) if we distribute, to all holders of our common stock, rights or warrants (other than pursuant to a rights plan) entitling them to purchase, for a period of 45 calendar days or less, shares of our common stock at a price less than the average closing sale price for the ten trading days preceding the declaration date for such distribution; (4) if we distribute, to all holders of our common stock, cash or other assets, debt securities, or rights to purchase our securities (other than pursuant to a rights plan), which distribution has a per share value exceeding 10% of the closing sale price of our common stock on the trading day preceding the declaration date for such distribution; (5) during a specified period if certain types of fundamental changes occur; or (6) during the five business-day period following any five consecutive trading-day period in which the trading price for the Notes was less than 98% of the average of the closing sale price of our common stock for each day during such five trading-day period multiplied by the then current conversion rate. Upon conversion, we would pay the holder the cash value of the applicable number of shares of our common stock, up to the principal amount of the note. Amounts in excess of the principal amount, if any, will be paid in stock. Because we did not increase our authorized capital to permit conversion of all of the Notes at the initial conversion rate by June 21, 2008, the Notes began to bear additional interest on that date at a rate of 2.0% per annum (in addition to the additional interest described above) on the principal amount of the Notes until October 8, 2008 when our stockholders approved an increase of 100,000,000 shares to our authorized share capital.

As of October 31, 2008, none of the conditions allowing holders of the Notes to convert had been met. If a fundamental change, as defined in the Indenture, occurs prior to the maturity date, holders of the Notes may require us to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest (including additional interest, if any) to, but excluding, the repurchase date.

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

In connection with the sale of the Notes, we entered into a registration rights agreement, dated as of June 22, 2007, with the initial purchasers of the Notes (the “Registration Rights Agreement”). Under the Registration Rights Agreement, we agreed to use reasonable best efforts to file a shelf registration statement regarding the Notes within 180 days after the original issuance of the Notes and cause the shelf statement to be effective until the earliest of (i) the date when the holders of transfer restricted Notes and shares of common stock issued upon conversion of the Notes are able to sell all such securities immediately without restriction under Rule 144(k) under the Securities Act of 1933, as amended (the “Securities Act”), (ii) the date when all transfer-restricted Notes and shares of common stock issued upon conversion of the Notes are registered under the registration statement and sold pursuant thereto and (iii) the date when all transfer-restricted Notes and shares of common stock issued upon conversion of the Notes have ceased to be outstanding. Due to the delay in the filing of our 2007 Annual Report on Form 10-K, we were not able to register the Notes and the shares underlying the Notes until December 11, 2008. Accordingly, the interest rate on the Notes increased by 0.25% per annum on December 20, 2007 and by an additional 0.25% per annum on March 19, 2008 relating to our obligations under the Registration Rights Agreement. Such additional interest ceased to accrue on December 10, 2008, the day prior to the date the registration statement covering the Notes became effective. We incurred $1.3 million in interest expense related to the registration default of which $0.7 million remained accrued as of October 31, 2008.

In connection with the offering of the Notes, we entered into note hedge transactions with affiliates of the initial purchasers (the “counterparties”), consisting of Lehman Brothers OTC Derivatives (“Lehman Derivatives”) and JPMorgan Chase Bank, National Association, London Branch, whereby we have the option to purchase up to 7.2 million shares of its common stock at a price of approximately $44.02 per share. The note hedge transactions expire the earlier of the last day of which any Notes remain outstanding and June 14, 2012. The cost of the note hedge transactions was approximately $80.2 million. The note hedge transactions are intended to mitigate the potential dilution upon conversion of the Notes in the event that the volume weighted average price of the our common stock on each trading day of the relevant conversion period or other relevant valuation period is greater than the applicable strike price of the convertible note hedge transactions, which initially corresponds to the conversion price of the Notes and is subject, with certain exceptions, to the adjustments applicable to the conversion price of the Notes. The note hedge transaction with Lehman Derivatives, which benefited from a guarantee by Lehman Brothers Holdings Inc. (“Lehman Brothers”), covers 50% of the shares of our common stock potentially issuable upon conversion of the Notes. The filing by Lehman Brothers of a voluntary Chapter 11 bankruptcy petition in September 2008 constituted an “event of default” under the note hedge transaction with Lehman Derivatives, giving us the immediate right to terminate the transaction and entitling us to claim reimbursement for the loss incurred in terminating and closing out the transaction. On September 21, 2008, we delivered a notice of termination to Lehman Derivatives and claimed reimbursement for the loss incurred in termination and close-out of the transaction.

In addition, we sold warrants to the counterparties whereby they have the option to purchase up to approximately 7.2 million shares of our common stock at a price of $62.356 per share. We received approximately $31.2 million in cash proceeds from the sale of these warrants. The warrants expire progressively from December 19, 2013 to February 3, 2014. If the volume weighted average price of our common stock on each trading day of the measurement period at maturity of the warrants exceeds the applicable strike price of the warrants, there would be dilution to the extent that such volume weighted average price of our common stock exceeds the applicable strike price of the warrants.

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

In accordance with SFAS No. 128, Earnings per Share, the Notes will have no impact on diluted earnings per share, or EPS, until the price of our common stock exceeds the conversion price of $44.02 per share because the principal amount of the Notes will be settled in cash upon conversion. Prior to conversion, we will include the effect of the additional shares that may be issued if our common stock price exceeds $44.02 per share, using the treasury stock method. If the price of our common stock exceeds $62.356 per share, it will also include the effect of the additional potential shares that may be issued related to the warrants, using the treasury stock method. Prior to conversion, the note hedge transactions are not considered for purposes of the EPS calculation as their effect would be anti-dilutive.

Contractual Commitments

The following table summarizes our contractual obligations as of October 31, 2008 (in thousands):

		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years

Term B loan (including interest)(1)	$296,439	$18,626	$36,359	$241,454	$—
1.375% Senior convertible notes (including interest)(1)	336,403	7,108	8,697	320,598	—
Other long-term debt (including interest)(1)	912	58	854	—	—
Operating leases	55,250	12,966	20,666	14,008	7,610
Minimum purchase obligations	48,519	48,519	—	—	—

	$737,523	$87,277	$66,576	$576,060	$7,610

(1)	Interest in the above table has been calculated using the rate in effect at October 31, 2008.

FASB Interpretation No. 48 (“FIN 48”) Liabilities

As of October 31, 2008, the amount of our unrecognized tax benefits was $32.2 million, including accrued interest and penalties, of which none is expected to be paid within one year. We are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur.

Manufacturing Agreements

We work on a purchase order basis with third-party contract manufacturers and component suppliers with facilities in China, Singapore, Israel, and Brazil to supply our inventories. The total amount of purchase commitments as of October 31, 2008 was approximately $48.5 million, and are generally paid within one year. Of this amount, $3.8 million was expensed during the fiscal year ended October 31, 2008 because the commitment is expected not to have future value to us.

We expect that we will be able to fund our remaining obligation and commitments with cash flows from our operations. To the extent we are unable to fund these obligations and commitments with cash flows from operations, we intend to fund these obligations and commitments with proceeds from the $25.0 million available under our revolving loan under our secured credit facility or future debt or equity financings.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. We believe the following critical accounting policies include our more significant estimates and assumptions used in the preparation of our consolidated financial statements. Our significant accounting policies are described in Note 1. “Principles of Consolidation and Significant Accounting Policies” to the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Inventory Valuation

The valuation of inventories requires us to determine obsolete or excess inventory and inventory that is not of saleable quality. The determination of obsolete or excess inventories requires us to estimate the future demand for our products within specific time horizons, generally twelve to eighteen months. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to record additional inventories write-offs, which would have a negative impact on our gross profit percentage.

We review the adequacy of our inventories valuation on a quarterly basis. For production inventory, our methodology involves matching our on-hand and on-order inventories with our sales estimate over the next twelve to eighteen months. We then evaluate the inventory found to be in excess of the twelve-month demand estimate and take appropriate write-downs to reflect the risk of obsolescence. On-hand and on-order inventory in excess of eighteen month requirements are generally written-off. This methodology is significantly affected by our sales estimates. If actual demand were to be substantially lower than estimated, additional inventory write-downs for excess or obsolete inventories may be required.

Warranty Costs

We accrue for estimated warranty obligations when revenue is recognized based on an estimate of future warranty costs for delivered product. Our warranty obligation extends from 13 months to five years from the date of shipment. We estimate such obligations based on historical experience and expectations of future costs. Our estimates and judgments are affected by actual product failure rates and actual costs to repair. These estimates and judgments are more subjective for new product introductions as these estimates and judgments are based on similar products versus actual history.

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

Goodwill

We review goodwill annually for impairment unless certain events or indicators of impairment occur between the annual tests, in which case we then perform the impairment test of goodwill at that date. In testing for a potential impairment of goodwill, we: (1) allocate goodwill to our various reporting units to which the acquired goodwill relates; (2) estimate the fair value of our reporting units; and (3) determine the carrying value (book value) of those reporting units, as some of the assets and liabilities related to those reporting units are not held by those reporting units but by corporate headquarters. Furthermore, if the estimated fair value of a reporting unit is less than the carrying value, we must estimate the fair value of all identifiable assets and liabilities of that reporting unit, in a manner similar to a purchase price allocation for an acquired business. This can require valuations of certain internally generated and unrecognized intangible assets such as in-process research and development and developed technology. Only after this process is completed can the amount of goodwill impairment, if any, be determined.

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

During the fourth quarter of fiscal year 2008, we recorded a charge of $262.5 million due to impairment in goodwill.

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

During the fourth quarter of fiscal year 2008, we recorded an impairment charge of $26.6 million related to developed and core technology intangibles.

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

Stock-Based Compensation

We account for stock-based employee compensation plans under the fair value recognition and measurement provisions of SFAS No. 123(R), Share-Based Payment, and recognize compensation over the requisite service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. In valuing share-based awards, significant judgment is required in determining the expected volatility of our common stock and the expected term individuals will hold their share-based awards prior to exercising. Expected volatility of the stock is based on a blend of our peer group in the industry in which we do business and the historical volatility of our own stock. The expected term of options granted is derived from the historical actual term of option grants and an estimate of future exercises during the remaining contractual period of the option. In the future, our expected volatility and expected term may change which could substantially change the grant-date fair value of future awards of stock options and ultimately the expense we record.

Business Combinations

We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed, as well as IPR&D, based on their estimated fair values. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. The significant purchased intangible assets recorded by us include customer relationship, developed and core technology and trade names.

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

Restructuring

We monitor and regularly evaluate our organizational structure and associated operating expenses. Depending on events and circumstances, we may decide to take actions to reduce future operating costs as our business requirements evolve. In determining restructuring charges, we analyze our future operating requirements, including the required headcount by business functions and facility space requirements. Our restructuring costs, and any resulting accruals, involve significant estimates using the best information available at the time the estimates are made. These restructuring costs are accounted for under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities or under SFAS No. 112, Employers’ Accounting for Postemployment Benefits. In recording severance reserves, we accrue a liability when all of the following conditions have been met: management, having the authority to approve the action, commits to a plan of termination; the plan identifies the number of employees to be terminated, their job classifications and their locations, and the expected completion date; the plan is communicated such that the terms of the benefit arrangement are explained in sufficient detail to enable employees to determine the type and amount of benefits they will receive if they are involuntarily terminated; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. In recording facilities lease loss reserves, we make various assumptions, including the time period over which the facilities are expected to be vacant, expected sublease terms, expected sublease rates, anticipated future operating expenses, and expected future use of the facilities. Our estimates involve a number of risks and uncertainties, some of which are beyond our control, including future real estate market conditions and our ability to successfully enter into subleases or lease termination agreements with terms as favorable as those assumed when arriving at our estimates. We regularly evaluate a number of factors to determine the appropriateness and reasonableness of our restructuring and lease loss accruals including the various assumptions noted above. If actual results differ significantly from our estimates, we may be required to adjust our restructuring and lease loss accruals in the future.

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

During the fourth quarter of fiscal year 2008, we recorded tax expense of $62.3 million associated with the recording of a full valuation allowance against all beginning of the year balances for U.S. deferred tax assets.

VeriFone must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties relating to these uncertain tax positions. Significant changes to these estimates may result in an increase or decrease to the Company’s tax provision in a subsequent period.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws. Our estimate for the potential outcome of any uncertain tax issue is based on detailed facts and circumstances of each issue. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial condition.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. We adopted FIN 48 in the first quarter of fiscal year 2008. See Note 7. “Income Taxes” in the Notes to Consolidated Financial Statements of this 2008 Form 10-K for further discussion.

As a result of the implementation of FIN 48, we recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of fiscal 2009. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and also issued FSP No. 157-2, Effective Date of FASB Statement No. 157, which collectively remove certain leasing transactions from the scope of SFAS No. 157 and partially delay the effective date of SFAS No. 157 for one year for certain nonfinancial assets and liabilities. In October 2008, the FASB also issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. Although we will continue to evaluate the application of SFAS No. 157, we do not currently believe adoption of SFAS No. 157 will have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to elect to measure financial assets and liabilities at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, provided the provisions of SFAS No. 157 are applied. We adopted SFAS No. 159 at the beginning of our fiscal year 2009 on November 1, 2008 and did not make any elections for fair value accounting.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (“NCI”) and classified as a component of equity. In conjunction with SFAS No. 141(R), discussed below, SFAS No. 160 will significantly change the accounting for partial and/or step acquisitions. SFAS No. 160 will be effective in the first quarter of fiscal year 2010. Early adoption is not permitted. We are currently evaluating SFAS No. 160 and have not yet determined the impact, if any, its adoption will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development as an indefinite-lived intangible asset until approved or discontinued rather than as an immediate expense, expensing restructuring costs in connection with an acquisition rather than considering them a liability assumed in the acquisition, the treatment of acquisition-related transaction costs, including the fair value of contingent consideration at the date of an acquisition, the recognition of changes in the acquirer’s income tax valuation allowance, and accounting for partial and/or step acquisitions. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies under SFAS No. 109, Accounting for Income Taxes. Early adoption is not permitted. When SFAS No. 141(R) becomes effective, which, for us, will be in the first quarter of fiscal year 2010, any adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) will be recorded through income tax expense, whereas currently the accounting treatment would require any adjustment to be recognized through the purchase price. We are currently evaluating

SFAS No. 141(R) and have not yet determined the impact, if any, its adoption will have on our consolidated financial statements.

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

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumption used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP 142-3 will be effective in the first quarter of fiscal year 2010. We are currently evaluating the impact of the adoption of FSP 142-3 and have not yet determined the impact, if any, its adoption will have on our consolidated financial statements.

Recently Adopted Accounting Pronouncements

In July 2006, the FASB issued FIN 48 which clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 as of November 1, 2007. As a result of the implementation of FIN 48, we recognized a $3.3 million increase in our existing liabilities for uncertain tax positions which has been recorded as a decrease of $1.4 million to the opening balance of retained earnings, an increase of $0.5 million to non-current deferred tax assets and an increase of $1.4 million to goodwill. At November 1, 2007, we also reclassified $17.7 million from current to non-current taxes payable.

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

Quarterly Consolidated Statements of Operations

The table below sets forth selected unaudited financial data for each quarter for the last two fiscal years (in thousands, except for per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year Ended October 31, 2008
Net revenues:
System Solutions	$155,601	$203,711	$228,766	$219,387
Services	29,920	29,290	29,932	25,324

Total net revenues	185,521	233,001	258,698	244,711
Cost of net revenues:
System Solutions	109,604	141,906	151,698	152,834
Services	18,553	17,743	18,577	17,985

Total cost of net revenues	128,157	159,649	170,275	170,819

Gross profit	57,364	73,352	88,423	73,892
Operating expenses:
Research and development	22,462	17,159	17,558	18,443
Sales and marketing	24,643	22,762	23,540	20,512
General and administrative(1)	26,066	31,254	35,863	33,442
Impairment of goodwill and intangible assets(2)	—	—	—	289,119
Amortization of purchased intangible assets	5,890	6,782	6,183	7,178

Total operating expenses	79,061	77,957	83,144	368,694

Operating income (loss)	(21,697)	(4,605)	5,279	(294,802)
Interest expense	(6,440)	(8,990)	(6,447)	(6,536)
Interest income	2,088	1,395	1,194	1,304
Other income (expense), net	(4,520)	(1,914)	194	(6,941)

Income (loss) before income taxes	(30,569)	(14,114)	220	(306,975)
Provision for income taxes(3)	2,929	3,873	7,419	59,663

Net loss	$(33,498)	$(17,987)	$(7,199)	$(366,638)

Basic net loss per share	$(0.40)	$(0.21)	$(0.09)	$(4.35)

Diluted net loss per share	$(0.40)	$(0.21)	$(0.09)	$(4.35)

(1)	During the fiscal year ended October 31, 2008, we incurred non-recurring general and administrative costs related to the independent investigation and 2007 quarterly restatement in the amounts of $6.1 million, $12.1 million, $15.4 million and $8.2 million in the first, second, third and fourth quarters, respectively.

(2)	In the fourth quarter of fiscal 2008, we recorded impairment charges in the amounts of $262.5 million and $26.6 million related to goodwill and developed and core technology intangible assets, respectively, due to lower revenue expectations in light of current operating performance and future operating expectations.

(3)	In the fourth quarter of fiscal 2008, we recorded tax expense of $62.3 million associated with the recording of a full valuation allowance against all beginning of the year balances for U.S. deferred tax assets.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year Ended October 31, 2007
Net revenues:
System Solutions	$188,966	$191,469	$205,972	$205,882
Services	27,397	25,414	25,729	32,063

Total net revenues	216,363	216,883	231,701	237,945
Cost of net revenues:
System Solutions(1)(4)	133,291	125,951	132,268	154,485
Services	14,449	13,286	13,837	16,093

Total cost of net revenues	147,740	139,237	146,105	170,578

Gross profit	68,623	77,646	85,596	67,367
Operating expenses:
Research and development	16,898	16,009	15,365	17,158
Sales and marketing	23,040	22,823	23,686	26,746
General and administrative(2)	17,376	25,565	19,364	18,399
Amortization of purchased intangible assets	5,351	5,690	5,416	5,114
In-process research and development	6,560	90	—	102

Total operating expenses	69,225	70,177	63,831	67,519

Operating income (loss)	(602)	7,469	21,765	(152)
Interest expense	(9,756)	(9,507)	(9,468)	(7,867)
Interest income	991	1,534	2,226	1,951
Other income (expense), net(3)	(261)	(2)	(4,156)	(3,463)

Income (loss) before income taxes	(9,628)	(506)	10,367	(9,531)
Provision for (benefit from) income taxes(5)	(3,949)	4,312	52,753	(28,398)

Net income (loss)	$(5,679)	$(4,818)	$(42,386)	$18,867

Basic net income (loss) per share	$(0.07)	$(0.06)	$(0.51)	$0.23

Diluted net income (loss) per share	$(0.07)	$(0.06)	$(0.51)	$0.22

(1)	Included amortization of step-up in inventory fair value of $10.3 million and $3.4 million in the first quarter and second quarter of fiscal 2007, respectively.

(2)	In the second quarter of fiscal 2007, included $5.7 million of consulting and legal integration expenses supporting a review of the operational controls of former Lipman entities, production of documents in response to the U.S. Department of Justice investigation related to the Lipman acquisition and a $1.0 million charge to terminate a distributor agreement where there was a channel conflict between Lipman and VeriFone.

(3)	In the third quarter of fiscal year 2007, we incurred expenses of $4.8 million related to the write-off of debt issuance costs in connection with the extinguishment of debt.

(4)	In the fourth quarter of fiscal year 2007, we incurred $5.3 million of excess obsolescence and scrap charges, $3.1 million of charges relating to the commitment to purchase excess components from our contract manufacturers, and $3.2 million for a product specific warranty reserve for an acquired product.

(5)	The provision for income taxes for the three months ended July 31, 2007 and the three months ended October 31, 2007, are an expense of $52.8 million and a benefit of ($28.4) million, respectively. These amounts are substantially different than tax computed at a statutory rate of 35%. The effective rates differ from the statutory rate due to two principal factors. First, under FIN 18, our quarterly tax provision is determined by applying the estimated annual effective rate to our pretax income for the quarter as adjusted for discrete items. The estimated annual rate for FIN 18 purposes was 340%. This results in a tax expense of $55.0 million and a tax benefit of ($28.7) million before discrete tax adjustments for the three months ended July 31, 2007 and the three months ended October 31, 2007, respectively. We offset these amounts with approximately ($2.2) million of discrete tax benefit and $0.3 million of discrete tax expense items to obtain the tax provision for the three month periods ended July 31, 2007 and October 31, 2007, respectively. Secondly, we recorded a significant increase in the valuation allowance for deferred tax assets during the fiscal year ended October 31, 2007. The increase in valuation allowance resulted in a significantly larger provision for taxes which has been allocated to the quarterly results under FIN 18.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. To mitigate some of these risks, we utilize derivative financial instruments to hedge these exposures. We do not use derivative financial instruments for speculative or trading purposes. We do not anticipate any material changes in our primary market risk exposures in fiscal year 2009.

Interest Rate Risk

We are exposed to interest rate risk related to our borrowings under the credit agreement we entered into on October 31, 2006. These borrowings generally bear interest upon the three-month LIBOR rate. We have reduced our exposure to interest rate fluctuations through the purchase of interest rate caps covering a portion of our variable rate debt. In fiscal year 2006, we purchased two-year interest rate caps for $118,000 with an initial notional amount of $200 million declining to $150 million after one year with an effective date of November 1, 2006 under which we will receive interest payments if the three-month LIBOR rate exceeds 6.5%. As of October 31, 2008, a 50 basis point increase in interest rates on our borrowings subject to variable interest rate fluctuations would increase our interest expense by approximately $1.2 million annually. We generally invest most of our cash in over-night and short-term instruments, which would earn more interest income if market interest rates rose and less interest income if market interest rates fell.

Foreign Currency Transaction Risk

A majority of our business consists of sales made to customers outside the United States. A substantial portion of the net revenues we receive from such sales is denominated in currencies other than the U.S. dollar. Additionally, portions of our cost of net revenues and other operating expenses are incurred by our international operations and denominated in local currencies (“P&L Exposures”). Our balance sheet includes non-U.S. dollar denominated assets and liabilities which can be adversely affected by fluctuations in currency exchange rates (“Balance Sheet Exposures”). Fluctuations in currency exchange rates can adversely affect our P&L Exposures and Balance Sheet Exposures and generate foreign currency transaction gains and losses which are included in other income (expense), net in the Consolidated Statements of Operations.

Historically, we have not sought to mitigate the risk of P&L Exposures with hedging activities; however, we have sought to mitigate the risk of Balance Sheet Exposures by entering into foreign currency forward contracts. The objective of these contracts is to neutralize the impact of currency exchange rate movements on our operating results by offsetting gains and losses on the forward contracts with increases or decreases in foreign currency transactions. Forward contracts are included in accrued liabilities in the Consolidated Balance Sheets. The contracts are marked-to-market on a monthly basis with gains and losses included in other income (expense), net in the Consolidated Statements of Operations. In some instances, we seek to hedge transactions that are expected to become Balance Sheet Exposures in the very short-term, generally within one month. We do not use foreign currency contracts for speculative or trading purposes.

Our outstanding forward contracts as of October 31, 2008 are presented in the table below. All forward contracts are representative of the expected payments to be made under these instruments. The fair market value of the contracts represents the difference between the spot currency rate at October 31, 2008 and the contracted rate. All of these forward contracts mature within 95 days of October 31, 2008 (in thousands):

		Local			Fair Market
		Currency			Value at
		Contract		Contracted	October 31,
	Currency	Amount	Currency	Amount	2008

Contracts to buy USD
Argentine pesos	ARS	(6,000)	USD	$1,500	$(24)
Australian dollar	AUD	(5,800)	USD	3,800	(118)
Brazilian real	BRL	(6,300)	USD	2,906	(71)
British pound	GBP	(4,800)	USD	7,839	(35)
Canadian dollar	CAD	(5,300)	USD	4,286	(70)
Chinese yuan	CNY	(86,000)	USD	12,482	(42)
Euro	EUR	(23,100)	USD	29,813	19
India rupee	INR	(200,000)	USD	3,791	(229)

		Local			Fair Market
		Currency			Value at
		Contract		Contracted	October 31,
	Currency	Amount	Currency	Amount	2008

Mexican peso	MXN	(13,800)	USD	1,041	(28)
Turkish lira	TRY	(1,600)	USD	998	(14)

					$(612)
Contracts to sell USD
Israeli shekel	ILS	22,000	USD	(5,853)	$5

					$(607)

As of October 31, 2008 our Balance Sheet Exposures amounted to $71.5 million and were offset by forward contracts with a notional amount of $75.5 million. Based on our net exposures as of October 31, 2008, a 10% movement of currency rate would result in a gain or loss of $0.4 million. As of October 31, 2007, we had no foreign currency forward contracts outstanding.

Hedging of our Balance Sheet Exposures may not always be effective to protect us against currency exchange rate fluctuations, particularly in the event of imprecise forecasts of non-U.S. denominated assets and liabilities. In addition, at times we have not fully hedged our Balance Sheet Exposures, leaving us at risk to foreign exchange gains and losses on the unhedged amounts. Furthermore, we do not hedge our P&L Exposures. Accordingly, if there was an adverse movement in exchange rates, we might suffer significant losses. For instance, for the fiscal years ended October 31, 2008, 2007 and 2006, we suffered foreign currency losses, net of $11.3 million, $2.3 million, and $0.5 million, respectively, despite our hedging activities.

Equity Price Risk

In June 2007, we sold $316.2 million aggregate principal amount of 1.375% Senior Convertible Notes due 2012 (the “Notes”). Holders may convert their Notes prior to maturity upon the occurrence of certain circumstances. Upon conversion, we would pay the holder the cash value of the applicable number of shares of VeriFone common stock, up to the principal amount of the Notes. Amounts in excess of the principal amount, if any may be paid in cash or in stock at our option. Concurrently with the issuance of the Notes, we entered into note hedge transactions and separately, warrant transactions, to reduce the potential dilution from the conversion of the Notes and to mitigate any negative effect such conversion may have on the price of our common stock.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
VeriFone Holdings, Inc.

We have audited the accompanying consolidated balance sheets of VeriFone Holdings, Inc., and subsidiaries as of October 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended October 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VeriFone Holdings, Inc., and subsidiaries at October 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109, effective November 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), VeriFone Holdings, Inc.’s internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 12, 2009 expressed an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP

Palo Alto, California
January 12, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
VeriFone Holdings, Inc.

We have audited VeriFone Holdings, Inc.’s internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). VeriFone Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment management has identified material weaknesses in maintaining sufficient qualified accounting and finance personnel; the supervision, monitoring and monthly financial statement review processes; and, the identification, documentation and review of various income tax calculations, reconciliations and related supporting documentation. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 financial statements, and this report does not affect our report dated January 12, 2009 on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, VeriFone Holdings, Inc. has not maintained effective internal control over financial reporting as of October 31, 2008, based on the COSO criteria.

/s/ Ernst & Young LLP

Palo Alto, California
January 12, 2009

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended October 31,
	2008	2007	2006
	(In thousands, except per share data)

Net revenues:
System Solutions	$807,465	$792,289	$517,154
Services	114,466	110,603	63,916

Total net revenues	921,931	902,892	581,070
Cost of net revenues:
System Solutions	556,042	545,995	287,048
Services	72,858	57,665	32,477

Total cost of net revenues	628,900	603,660	319,525

Gross profit	293,031	299,232	261,545
Operating expenses:
Research and development	75,622	65,430	47,353
Sales and marketing	91,457	96,295	58,607
General and administrative	126,625	80,704	42,573
Impairment of goodwill and intangible assets	289,119	—	—
Amortization of purchased intangible assets	26,033	21,571	4,703
In-process research and development	—	6,752	—

Total operating expenses	608,856	270,752	153,236

Operating income (loss)	(315,825)	28,480	108,309
Interest expense	(28,413)	(36,598)	(13,617)
Interest income	5,981	6,702	3,372
Other income (expense), net	(13,181)	(7,882)	(6,394)

Income (loss) before income taxes	(351,438)	(9,298)	91,670
Provision for income taxes	73,884	24,718	32,159

Net income (loss)	$(425,322)	$(34,016)	$59,511

Net income (loss) per share:
Basic	$(5.05)	$(0.41)	$0.90

Diluted	$(5.05)	$(0.41)	$0.86

Weighted average number of shares used in computing net income (loss) per share:
Basic	84,220	82,194	66,217

Diluted	84,220	82,194	68,894

The accompanying notes are an integral part of these consolidated financial statements.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31,
	2008	2007
	(In thousands, except par value)

ASSETS
Current assets:
Cash and cash equivalents	$157,160	$215,001
Accounts receivable, net of allowances of $5,033 and $4,270	170,234	194,146
Inventories	168,360	107,168
Deferred tax assets	9,465	23,854
Prepaid expenses and other current assets	57,631	63,413

Total current assets	562,850	603,582
Property, plant, and equipment, net	52,309	48,293
Purchased intangible assets, net	92,637	170,073
Goodwill	321,903	611,977
Deferred tax assets, net	1,276	67,796
Debt issuance costs, net	11,704	12,855
Other assets	37,073	32,733

Total assets	$1,079,752	$1,547,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$81,188	$105,215
Income taxes payable	2,185	19,530
Accrued compensation	19,477	21,201
Accrued warranty	8,527	11,012
Deferred revenue, net	47,687	43,049
Deferred tax liabilities	1,805	6,154
Accrued expenses	9,475	8,755
Other current liabilities	91,168	86,465
Current portion of long-term debt	5,022	5,386

Total current liabilities	266,534	306,767
Accrued warranty	1,490	655
Deferred revenue	13,292	11,274
Long-term debt, less current portion	543,357	547,766
Deferred tax liabilities	68,928	87,142
Other long-term liabilities	41,939	10,296

	935,540	963,900
Commitments and contingencies
Minority interest	2,058	2,487
Stockholders’ equity:
Preferred Stock: 10,000 shares authorized as of October 31, 2008 and 2007; no shares issued and outstanding as of October 31, 2008 and 2007	—	—
Common Stock: $0.01 par value, 200,000 and 100,000 shares authorized at October 31, 2008 and 2007; 84,443 and 84,060 shares issued and outstanding as of October 31, 2008 and 2007	845	841
Additional paid-in-capital	655,974	635,404
Accumulated deficit	(504,173)	(77,484)
Accumulated other comprehensive income (loss)	(10,492)	22,161

Total stockholders’ equity	142,154	580,922

Total liabilities and stockholders’ equity	$1,079,752	$1,547,309

The accompanying notes are an integral part of these consolidated financial statements.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

				Retained	Accumulated
	Common Stock		Additional	Earnings	Other	Total
	Voting		Paid-in	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit)	Income	Equity
	(In thousands)

Balance as of October 31, 2005	67,646	$676	$128,101	$(102,979)	$740	$26,538
Issuance of common stock, net of issuance costs	502	6	3,056	—	—	3,062
Stock-based compensation under SFAS No. 123(R)	—	—	5,998	—	—	5,998
Tax benefit on stock-based compensation under SFAS No. 123(R)	—	—	3,414	—	—	3,414
Comprehensive Income:
Net income	—	—	—	59,511	—	59,511
Other comprehensive Income:
Foreign currency translation adjustments, net of tax	—	—	—	—	300	300
Unrealized gain on marketable securities, net of tax	—	—	—	—	1	1
Interest rate hedges, net of tax	—	—	—	—	(83)	(83)

Total comprehensive income						59,729

Balance as of October 31, 2006	68,148	682	140,569	(43,468)	958	98,741
Issuance of common stock, net of issuance costs	2,450	24	37,744	—	—	37,768
Common stock issued for acquisition of Lipman	13,462	135	417,471	—	—	417,606
Fair value of options assumed in acquisition of Lipman	—	—	17,622	—	—	17,622
Stock-based compensation under SFAS No. 123(R)	—	—	28,892	—	—	28,892
Tax benefit on stock-based compensation under SFAS No. 123(R)	—	—	11,464	—	—	11,464
Purchase of convertible note hedge, net of tax	—	—	(49,546)	—	—	(49,546)
Issuance of warrants	—	—	31,188	—	—	31,188
Comprehensive Income (Loss):
Net loss	—	—	—	(34,016)	—	(34,016)
Other comprehensive Income:
Foreign currency translation adjustments, net of tax	—	—	—	—	21,221	21,221
Unrealized loss on marketable securities, net of tax	—	—	—	—	(1)	(1)
Interest rate hedges, net of tax	—	—	—	—	(17)	(17)

Total comprehensive loss						(12,813)

Balance as of October 31, 2007	84,060	841	635,404	(77,484)	22,161	580,922
Cumulative effect from the adoption of FIN 48	—	—	—	(1,367)	—	(1,367)
Issuance of common stock, net of issuance costs	383	4	2,178	—	—	2,182
Stock-based compensation under SFAS No. 123(R)	—	—	17,916	—	—	17,916
Tax benefit on stock-based compensation under SFAS No. 123(R)	—	—	476	—	—	476
Comprehensive Income (Loss):
Net loss	—	—	—	(425,322)	—	(425,322)
Other comprehensive Income:
Foreign currency translation adjustments, net of tax	—	—	—	—	(31,029)	(31,029)
Interest rate hedges, net of tax	—	—	—	—	63	63
Unfunded portion of pension plan obligations	—	—	—	—	(1,687)	(1,687)

Total comprehensive loss						(457,975)

Balance as of October 31, 2008	84,443	$845	$655,974	$(504,173)	$(10,492)	$142,154

The accompanying notes are an integral part of these consolidated financial statements.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities
Net income (loss)	$(425,322)	$(34,016)	$59,511
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of purchased intangible assets	58,263	59,468	10,328
Depreciation and amortization of property, plant, and equipment	13,376	7,766	3,505
Amortization of capitalized software	1,691	1,220	1,231
In-process research and development	—	6,752	—
Impairment of goodwill and intangible assets	289,119	—	—
Impairment of equity investment	2,236	—	—
Write-off of capitalized software	3,087	—	—
Write-off of property, plant, and equipment	341	271	—
Amortization of debt issuance costs	2,634	1,756	1,105
Stock-based compensation	17,916	28,892	6,000
Non-cash portion of loss on debt extinguishment	—	4,764	6,359
Other non cash items	(10)	(135)	184

Net cash provided by (used in) operating activities before changes in working capital	(36,669)	76,738	88,223
Changes in operating assets and liabilities:
Accounts receivable, net	24,615	(39,493)	(28,938)
Inventories	(60,567)	45,133	(51,983)
Deferred tax assets	81,426	(29,092)	(5,801)
Prepaid expenses and other current assets	5,285	(41,512)	(4,444)
Other assets	(8,486)	(5,136)	(2,106)
Accounts payable	(24,317)	28,144	17,189
Income taxes payable	1,672	20,391	1,542
Tax benefit from stock-based compensation	(1,176)	(11,464)	(3,414)
Accrued compensation	(1,912)	(2,975)	2,656
Accrued warranty	(1,650)	(1,910)	(1,301)
Deferred revenue, net	5,172	14,495	7,150
Deferred tax liabilities	(23,074)	38,295	64
Accrued expenses and other liabilities	31,053	(2,344)	(2,090)

Net cash provided by (used in) operating activities	(8,628)	89,270	16,747
Cash flows from investing activities
Purchases of property, plant, and equipment, net	(17,597)	(30,225)	(3,666)
Software development costs capitalized	(4,454)	(7,740)	(1,999)
Purchases of other assets	—	(500)	(903)
Purchases of marketable securities	—	—	(125,034)
Sales and maturities of marketable securities	—	—	141,869
Transaction costs, pending acquisitions	—	—	(3,425)
Purchases of equity investments	—	(5,700)	—
Acquisition of businesses, net of cash and cash equivalents acquired	(15,753)	(267,531)	(10,867)

Net cash used in investing activities	(37,804)	(311,696)	(4,025)
Cash flows from financing activities
Proceeds from debt, net of costs	3,408	613,197	184,060
Repayments of debt	(8,210)	(263,859)	(182,696)
Payment of debt amendment fees	(1,645)	—	—
Purchase of hedge on convertible debt	—	(80,236)	—
Sale of warrants	—	31,188	—
Proceeds from exercises of stock options	3,026	37,088	3,015
Tax benefit of stock-based compensation	1,176	11,464	3,414
Investment in subsidiary by minority stockholder	—	1,050	—
Other	—	28	41

Net cash provided by (used in) financing activities	(2,245)	349,920	7,834
Effect of foreign currency exchange rate changes on cash and cash equivalents	(9,164)	943	943

Net increase (decrease) in cash and cash equivalents	(57,841)	128,437	21,499
Cash and cash equivalents, beginning of year	215,001	86,564	65,065

Cash and cash equivalents, end of year	$157,160	$215,001	$86,564

Supplemental disclosures of cash flow information
Cash paid for interest	$19,015	$29,765	$12,402

Cash paid (received) for income taxes	$(8,049)	$27,301	$37,253

Schedule of noncash transactions
Debt issuance costs withheld from proceeds	$—	$8,388	$8,720

Issuance of common stock and stock options for acquisition	$—	$435,228	$—

The accompanying notes are an integral part of these consolidated financial statements.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Principles of Consolidation and Summary of Significant Accounting Policies

Business Description

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated and amounts pertaining to the non-controlling ownership interest held by third parties in the operating results and financial position of the Company’s majority-owned subsidiaries are reported as minority interest.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

Foreign Currency Translation

The assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated from their respective functional currencies into the U.S. dollar at the rates in effect at the balance sheet date. Revenues and expenses are translated at the average exchange rates during the period. The resulting foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive income in the stockholders’ equity section of the Consolidated Balance Sheets.

For subsidiaries whose functional currency is the U.S. dollar, foreign currency denominated assets and liabilities are remeasured into U.S. dollars at the rates in effect at the balance sheet date for monetary assets and liabilities and historical exchange rates for non-monetary assets and liabilities. Revenue and expense amounts are translated at average exchange rates during the period. Any gains or losses from foreign currency remeasurement were included in other income (expense), net on the Consolidated Statements of Operations.

Gains and losses resulting from transactions denominated in currencies other than an entity’s functional currency are included in other income (expense), net on the Consolidated Statements of Operations.

Revenue Recognition

The Company’s revenue recognition policy is consistent with applicable revenue recognition guidance and interpretations, including the requirements of Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, Statement of Position (“SOP”) 97-2, Software Revenue Recognition, SOP 81-1, Accounting for Performance of Construction-Type and Certain Production Type Contracts, Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and other applicable revenue recognition guidance and interpretations.

The Company records revenue when all of the following criteria are met: (i) there is persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determinable; and (iv) collection is reasonably assured. Cash received in advance of revenue recognition is recorded as deferred revenue.

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

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

customers’ acceptance of such products as the specific criteria to determine when such contracts are substantially completed. Provisions for losses on software development contracts are recorded in the period they become evident.

For operating lease arrangements, the Company recognizes the revenue and corresponding costs ratably over the term of the lease.

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

The Company presents revenues net of sales taxes and value-added taxes in its Consolidated Statement of Operations in accordance with EITF No. 06-3, How Taxes Collected From Customers and Remitted to Governmental Authorities should Be Presented in the Income Statements.

Segment Reporting

The Company maintains two reportable segments, North America, consisting of the United States and Canada, and International, consisting of all other countries from which the Company derives revenues.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, money market funds, and other highly liquid investments with maturities of three months or less when purchased.

Fair Value of Financial Instruments

Financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, long-term debt, foreign currency forward contracts and interest rate caps. The estimated fair value of cash, accounts receivable, and accounts payable approximates their carrying value due to the short period of time to their maturities. Cash equivalents, foreign currency forward contracts, and interest rate caps are recorded at fair value based on quoted market prices. The estimated fair value of long-term debt related to the Term B loan approximates its carrying value since the rate of interest on the long-term debt adjusts to market rates on a periodic basis. The fair value of the Company’s 1.375% Senior Convertible Notes as of October 31, 2008 was $191.0 million based on the closing trading price at that date.

Derivative Financial Instruments

The Company uses foreign currency forward contracts to hedge certain existing and anticipated foreign currency denominated transactions. Foreign currency forward contracts generally mature within 95 days of inception. Under its foreign currency risk management strategy, the Company utilizes derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. This financial exposure is monitored and managed by the Company as an integral part of its overall risk management program which focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results. The Company has entered into interest rate caps, which expired October 31, 2008, in order to manage its variable interest rate risk on its secured credit facility.

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

The Company’s international sales are generally denominated in currencies other than the U.S. dollar. For sales in currencies other than the U.S. dollar, the volatility of the foreign currency markets represents risk to the Company’s revenue and profit margins. From time to time the Company enters into certain foreign currency forward contracts. The objective of these contracts is to neutralize the impact of currency exchange rate movements on the Company’s operating results by offsetting gains and losses on the forward contracts with increases or decreases in foreign currency transactions. The Company does not designate these foreign currency forward contracts as hedging instruments and, as such, records the changes in the fair value of these derivatives in earnings.

The Company is exposed to interest rate risk related to a portion of its debt, which bears interest generally based upon the three-month LIBOR rate. On October 31, 2006, the Company’s principal subsidiary, VeriFone, Inc., entered into a credit agreement with a syndicate of financial institutions, led by J.P. Morgan Chase Bank, N.A. and Lehman Commercial Paper Inc. (the “Credit Facility”). The Credit Facility consists of a Term B Loan facility of $500.0 million and a revolving credit facility permitting borrowings of up to $40.0 million, reduced to $25.0 million as of October 2008. The proceeds from the Term B loan were used to repay all outstanding amounts relating to a previous credit facility, pay certain transaction costs, and partially fund the cash consideration in connection with the acquisition of Lipman on November 1, 2006. Through October 31, 2008, the Company repaid an aggregate of $268.8 million, leaving a Term B Loan balance of $231.2 million at October 31, 2008. Under the Credit Facility, the Company is required to fix the interest rate of the loan through swaps, rate caps, collars, and similar agreements with respect to at least 30.0% of the outstanding principal amount of all loans and other indebtedness that have floating interest rates. As of October 31, 2008, the Company is no longer required by the Credit Facility to protect against credit rate increases.

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

Property, Plant, and Equipment, net

Property, plant, and equipment are stated at cost, net of accumulated depreciation and amortization. Property, plant, and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, generally ranging from two to ten years, except buildings which are depreciated over 50 years. The cost of equipment under capital leases is recorded at the lower of the present value of the minimum lease payments or the fair value of the assets and is amortized on a straight-line basis over the shorter of the term of the related lease or the estimated useful life of the asset. Amortization of assets under capital leases is included with depreciation expense.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development Costs

Research and development costs are generally expensed as incurred. Costs capitalized under SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, were $4.5 million, $7.7 million, and $2.0 million for the fiscal years ended October 31, 2008, 2007, and 2006, respectively. In accordance with SFAS No. 86, the capitalized software costs are amortized on a straight-line basis to cost of sales over the estimated life of the products, up to three years, commencing when the respective products are available to customers. Total amortization related to capitalized software development costs were $1.7 million, $1.2 million and $1.2 million for the years ended October 31, 2008, 2007 and 2006, respectively. Unamortized capitalized software development costs as of October 31, 2008 and 2007 of $10.1 million and $10.8 million, respectively, are recorded in other assets in the Consolidated Balance Sheets.

Business Combinations

The Company accounts for business combinations in accordance with FAS No. 141, Business Combinations (“FAS 141”), which requires the purchase method of accounting for business combinations. In accordance with FAS 141, the Company determines the recognition of intangible assets based on the following criteria: (i) the intangible asset arises from contractual or other rights; or (ii) the intangible is separable or divisible from the acquired entity and capable of being sold, transferred, licensed, returned or exchanged. In accordance with FAS 141, the Company allocates the purchase price of its business combinations to the tangible assets, liabilities and intangible assets acquired, including in-process research and development (“IPR&D”), based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. In conjunction with certain business combinations, the Company records restructuring liabilities of the acquired company in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”). These costs represent liabilities that are recorded as part of the purchase price allocation.

The Company must make valuation assumptions that require significant estimates, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include, but are not limited to future expected cash flows from customer contracts, customer lists, distribution agreements and acquired developed technologies, expected costs to develop IPR&D into commercially viable products, estimated cash flows from projects when completed and discount rates. The Company estimates fair value based upon assumptions the Company believes to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Other estimates such as restructuring accruals associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed.

Goodwill

Goodwill and purchased intangible assets have been recorded as a result of the Company’s acquisitions. Goodwill is not amortized for accounting purposes. The Company is required to perform an annual impairment test of goodwill. Should certain events or indicators of impairment occur between annual impairment tests, the Company would perform the impairment test of goodwill when those events or indicators occurred. In the first step of the analysis, the Company’s assets and liabilities, including existing goodwill and other intangible assets, are assigned to the identified reporting units to determine the carrying value of the reporting units. Based on how the business is managed, the Company has five reporting units. Goodwill is allocated to each reporting unit based on its relative contribution to the Company’s overall operating results. If the carrying value of a reporting unit is in excess of its fair value, an impairment may exist, and the Company must perform the second step of the analysis, in which the implied fair value of the goodwill is compared to its carrying value to determine the impairment charge, if any.

The fair value of the reporting units is determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, tax deductions, and proceeds from

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

disposition. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the particular investment.

Accounting for Long-Lived Assets

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

Purchased intangible assets are amortized over their estimated useful lives, generally ranging from one and one-half to twenty years.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year the differences are expected to reverse. In evaluating the Company’s ability to recover its deferred tax assets management considered all available positive and negative evidence including the past operating results, the existence of cumulative losses in past fiscal years and the forecasted future taxable income in the jurisdictions in which VeriFone has operations.

The Company has placed a valuation allowance on certain U.S. deferred tax assets and non-U.S. net operating loss carry forwards because realization of these tax benefits through future taxable income cannot be reasonably assured. VeriFone intends to maintain the valuation allowances until sufficient positive evidence exists to support the reversal of the valuation allowances. An increase in the valuation allowance would result in additional expense in such period. The Company makes estimates and judgments about its future taxable income that are based on assumptions that are consistent with its plans and estimates. Should the actual amounts differ from the estimates, the amount of the valuation allowance could be materially impacted.

VeriFone must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties relating to these uncertain tax positions. Significant changes to these estimates may result in an increase or decrease to the Company’s tax provision in a subsequent period.

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax laws. The Company’s estimate for the potential outcome of any uncertain tax issue is based on detailed facts and circumstances of each issue. Resolution of these uncertainties in a manner inconsistent with the Company’s expectations could have a material impact on its results of operations and financial condition.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. As a result of the implementation of FIN 48 in the first quarter of fiscal year 2008, the Company recognizes liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires the Company to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subject to estimation of such amounts, as this requires the Company to determine the probability of various possible outcomes. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

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

Stock-Based Compensation

The Company accounts for stock-based employee compensation plans under the fair value recognition and measurement provisions of SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) which is applicable for stock-based awards exchanged for employee services and in certain circumstances for non-employee directors. Pursuant to SFAS No. 123(R), stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. SFAS No. 123(R) requires the cash flows resulting from the tax benefits due to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

Restructuring

In conjunction with certain business combinations, the Company records restructuring liabilities of the acquired company in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. These costs represent liabilities that are recorded as part of the purchase price allocation. Other restructuring costs are accounted for under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities or under SFAS No. 112, Employers’ Accounting for Postemployment Benefits.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shipping and Handling Costs

Shipping and handling costs incurred for delivery to customers are expensed as incurred and are included in cost of net revenues in the accompanying Consolidated Statements of Operations. In those instances where the Company bills shipping and handling costs to customers, the amounts billed are classified as revenue.

Advertising Costs

Advertising costs are expensed as incurred and totaled approximately $1.1 million, $1.4 million, and $0.3 million for the fiscal years ended October 31, 2008, 2007 and 2006, respectively.

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

For the fiscal years ended October 31, 2008 and 2007, no customer accounted for more than 10% of net revenues. For the fiscal year ended October  31, 2006, one customer, First Data Corporation and its affiliates, accounted for 13% of net revenues which were included in both North America and International segments. At October 31, 2008 and 2007, no customer accounted for more than 10% of accounts receivable.

The Company is exposed to credit loss in the event of nonperformance by counterparties to the foreign currency forward contracts used to mitigate the effect of exchange rate changes, the interest rate caps used to mitigate the effect of interest rate changes, and the purchased call option for the Company’s stock related to the senior convertible notes. As described in Note 6. “Financing” in September 2008, following the bankruptcy of Lehman Brothers Holdings, Inc. (“Lehman Brothers”), the Company delivered a notice of termination for the note hedge purchased from Lehman OTC Derivatives Inc. (“Lehman Derivatives”) in June 2007. The Company believes the counterparties for its other outstanding contracts are large, financially sound institutions and thus, the Company does not anticipate nonperformance by these counterparties. However, given the recent, unprecedented turbulence in the financial markets, the failure of additional counterparties is possible.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity Investments and Minority Interests

The Company holds minority investments in two companies. These investments are accounted for under the equity method if the Company can exert significant influence on the investee company or under the cost method if the Company does not have significant influence over the investee company. The investments are included in other assets in the accompanying Consolidated Balance Sheets. Gains and losses recorded for equity method investments are included in other income (expense), net in the accompanying Consolidated Statements of Operations. The Company periodically monitors its investments for impairment and will record a reduction in the carrying value, if and when necessary.

During fourth quarter of 2008, the Company recorded a $2.2 million charge for impairment to one of its equity investments to reflect the decline of the investment’s fair value below its carrying value.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from results of operations. Specifically, foreign currency translation adjustments, changes in the fair value of derivatives designated as hedges, unrealized gains and losses on available-for-sale marketable securities and the unfunded portion of pension plan obligations are included in accumulated other comprehensive income in the accompanying Consolidated Balance Sheets.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal 2009. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and also issued FSP No. 157-2, Effective Date of FASB Statement No. 157, which collectively remove certain leasing transactions from the scope of SFAS No. 157 and partially delay the effective date of SFAS No. 157 for one year for certain nonfinancial assets and liabilities. In October 2008, the FASB also issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. Although the Company will continue to evaluate the application of SFAS No. 157, it does not currently believe adoption of SFAS No. 157 will have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to elect to measure financial assets and liabilities at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, provided the provisions of SFAS No. 157 are applied. The Company adopted SFAS No. 159 at the beginning of the Company’s fiscal year 2009 on November 1, 2008 and did not make any elections for fair value accounting.

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

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets.  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumption used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 will be effective in the first quarter of fiscal year 2010. The Company is currently evaluating the impact of the adoption of FSP 142-3 and has not yet determined the impact, if any, its adoption will have on the Company’s consolidated financial statements.

Recently adopted accounting pronouncements

In July 2006, the FASB issued FIN 48 which clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of November 1, 2007. As a result of the implementation of

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIN 48, the Company recognized a $3.3 million increase in its existing liabilities for uncertain tax positions which has been recorded as a decrease of $1.4 million to the opening balance of retained earnings, an increase of $0.5 million to non-current deferred tax assets and an increase of $1.4 million to goodwill. At November 1, 2007, the Company also reclassified $17.7 million from current to non-current taxes payable.

Reclassifications

Certain amounts reported in previous periods have been reclassified to conform to the current period presentation. The reclassifications did not affect previously reported revenues, total operating expense, operating income, net income, or stockholders’ equity.

Note 2.	Business Combinations

A.C. Application Limited

On July 1, 2008, the Company acquired the business of A.C. Application Ltd., in accordance with an asset purchase agreement. The acquisition was an all-cash transaction of $13.0 million including acquisition costs. The assets acquired consisted primarily of intangible assets related to technology, brand name and customer relationships. The agreement also provides for additional consideration to be paid in the form of an earn-out amount of up to ILS 8.0 million (approximately $2.3 million), if certain target revenues and gross margins are achieved at April 30, 2009 and 2010. The earn-out payments to be made are not included in the $13.0 million total purchase price mentioned above. The earn-out payments to be made under the agreement will be recorded as an expense when it is probable that the earn-out payments will be payable. The Company has expensed $0.3 million as of October 31, 2008 for the earn-out due April 30, 2009. The results of operations of A.C. Application Ltd. were included in the consolidated financial statements from the acquisition date. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

Peripheral Computer Industries Pty Limited

On December 13, 2007, the Company acquired the business of Peripheral Computer Industries Pty Limited (“PCI”) in accordance with an asset purchase agreement. The acquisition was an all-cash transaction of approximately $2.8 million including acquisition costs. The agreement also provides for additional consideration to be paid in the form of an earn-out amount of up to $6.8 million, if certain target revenues are achieved at the end of the 36-month earn-out period. The earn-out payments to be made under the agreement, if any, will be recorded as an additional cost of the acquisition at such time as they are earned. The results of operations of PCI were included in the consolidated financial statements from the acquisition date. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

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

The consideration paid to acquire Lipman was $347.4 million in cash, 13,462,474 shares of common stock of the Company, and assumption of all outstanding Lipman stock options. To fund a portion of the cash consideration,

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company used $307.2 million of the Term B Loan proceeds under its Credit Facility on November 1, 2006. See Note 6. “Financing” for additional information related to the Credit Facility.

The purchase price was as follows (in thousands):

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

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The purchase price was allocated as follows (in thousands):

Cash	$95,931
Accounts receivable	33,201
Inventory	65,315
Property, plant, and equipment, net	18,603
Other assets	12,778
Deferred revenue	(8,890)
Other current liabilities	(93,073)
Net deferred tax liabilities	(60,345)
Non current liabilities	(7,933)

Net tangible assets	55,587

Amortizable intangible assets:
Developed and core technology	135,690
Customer backlog	110
Customer relationships	66,250
Internal use software	3,450

Subtotal	205,500

In-process research and development	6,752
Excess over fair value of vested options	1,030
Goodwill	530,425

Total purchase price allocation	$799,294

Note 3.	Goodwill and Purchased Intangible Assets

The Company performed its annual impairment test of goodwill as of August  1, 2008 in accordance with SFAS No. 142 which did not result in an impairment of goodwill. However, in October 2008, in light of the Company’s disappointing fourth quarter operating results due to severe macro-economic conditions caused by the illiquidity of the credit markets, difficulties in banking and financial services sectors, falling consumer confidence and rising unemployment rates, the Company’s projected future cash flow declined significantly, which was considered an indicator of possible impairment of goodwill and long-lived assets as defined under SFAS No. 142 and SFAS No. 144, triggering the necessity of impairment tests as of October 15, 2008.

As a result of the goodwill impairment test, the Company concluded that the carrying amount of the Company’s goodwill in the EMEA reporting unit exceeded its implied fair value and recorded an impairment charge of $262.5 million in the Corporate segment. The Company determined the fair value of the EMEA reporting unit using the income approach, which requires estimates of future operating results and discounted cash flows.

As a result of the long-lived assets impairment test, the Company recorded a $26.6 million impairment charge in the Corporate segment related to the write-down to fair value of the net carrying value of certain developed and core technology intangible assets in the International segment. The Company’s management determined the recoverability of these assets under SFAS No. 144 based on their undiscounted estimated future net cash flows and the impairment charge based on fair value using discounted cash flows.

The Company will continue to evaluate the carrying value of the remaining goodwill and intangible assets and if it determines in the future that there is a potential further impairment in any of its reporting units, the Company

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

may be required to record additional charges to earnings which could adversely affect the Company’s financial results.

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	October 31,
	2008	2007

Balance, beginning of year	$611,977	$52,689
Additions related to acquisitions	4,564	540,043
Resolution of tax contingencies, adjustments to tax reserves and valuation allowances established in purchase accounting, and tax benefits from exercise of vested stock options assumed	139	(5,229)
Goodwill impairment	(262,462)	—
Currency translation adjustments	(32,315)	24,474

Balance, end of year	$321,903	$611,977

During fiscal year 2008, the Company recorded $4.6 million of goodwill related to the acquisition of A.C. Applications, Ltd. and PCI. During fiscal year 2007, the Company recorded $530.4 million of goodwill related to the acquisition of Lipman and $9.6 million of goodwill related to other acquisitions.

Purchased Intangible Assets

Purchased intangible assets subject to amortization consisted of the following (in thousands):

	October 31, 2008			October 31, 2007
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Developed and core technology	$158,432	$(109,991)	$48,441	$187,006	$(79,423)	$107,583
Trade name	24,917	(22,315)	2,602	22,225	(22,225)	—
Internal use software	5,155	(1,629)	3,526	4,485	(853)	3,632
Customer relationships	94,003	(55,935)	38,068	91,023	(32,165)	58,858

	$282,507	$(189,870)	$92,637	$304,739	$(134,666)	$170,073

Amortization of purchased intangibles was allocated as follows (in thousands):

	Years Ended October 31,
	2008	2007	2006

Included in cost of net revenues	$32,230	$37,897	$5,625
Included in operating expenses	26,033	21,571	4,703

	$58,263	$59,468	$10,328

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated future amortization expense of intangible assets as of October  31, 2008 is as follows (in thousands):

	Cost of	Operating
	Net Revenues	Expenses	Total

2009	$20,295	$20,518	$40,813
2010	15,828	12,234	28,062
2011	10,653	3,737	14,390
2012	949	1,200	2,149
2013	163	726	889
Thereafter	765	5,569	6,334

	$48,653	$43,984	$92,637

Note 4.	Balance Sheet Details

Allowance for Doubtful Accounts

Activity related to the allowance for doubtful accounts consisted of the following (in thousands):

	Balance at	Charges to	Write-Offs,
	Beginning	Bad Debt	Recoveries and	Balance at
	of Year	Expense	Adjustments	End of Year

Year ended October 31, 2008	$4,270	$110	$653	$5,033
Year ended October 31, 2007	$2,364	$2,654	$(748)	$4,270
Year ended October 31, 2006	$1,571	$1,623	$(830)	$2,364

Inventories

Inventories consisted of the following (in thousands):

	October 31,
	2008	2007

Raw materials	$52,152	$29,548
Work-in-process	6,416	3,849
Finished goods	109,792	73,771

	$168,360	$107,168

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	October 31,
	2008	2007

Prepaid taxes	$31,554	$38,390
Other prepaid expenses	13,489	15,266
Other receivables	5,267	7,827
Other current assets	7,321	1,930

	$57,631	$63,413

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant, and Equipment, net

Property, plant, and equipment consisted of the following (in thousands):

	Estimated Useful Life	October 31,
	(in Years)	2008	2007

Computer hardware and software	3-7	$40,013	$13,519
Office equipment, furniture, and fixtures	2-5	3,979	4,288
Machinery and equipment	2-5	15,027	10,579
	Lesser of the term of the lease or 10
Leasehold improvements	years	11,413	11,061
Construction in progress	—	1,549	18,532
Land	—	1,025	1,633
Buildings	50	5,439	4,832

Total		78,445	64,444
Accumulated depreciation and amortization		(26,136)	(16,151)

Property, plant, and equipment, net		$52,309	$48,293

At October 31, 2008 and 2007, equipment amounting to $1.5 million and $1.3 million, respectively, was capitalized under capital leases. Related accumulated amortization as of October 31, 2008 and 2007 amounted to $1.4 million and $1.3 million, respectively.

Restricted Cash

The Company had $1.9 million and $1.3 million of restricted cash as of October 31, 2008 and 2007, respectively. The restricted cash balances were comprised mainly of pledged deposits for bank guarantees to customers. The restricted cash was included in Other Assets in the Consolidated Balance Sheets.

Warranty

Activity related to warranty consisted of the following (in thousands):

	Years Ended October 31,
	2008	2007

Balance, beginning of year	$11,667	$5,432
Warranty charged to cost of net revenues	7,289	3,664
Utilization of warranty	(10,877)	(13,089)
Changes in estimates(1)	1,889	4,768
Warranty liabilities assumed on acquisitions	49	10,892

Balance, end of year	10,017	11,667
Less current portion	(8,527)	(11,012)

Long-term portion	$1,490	$655

(1)	In fiscal year 2007, the Company recorded a change in warranty estimates of $3.0 million related to a product specific warranty reserve for an acquired product, following the establishment of a field replacement program. As of October 31, 2008, the outstanding balance for this product specific warranty was reduced to $1.3 million predominately as a result of utilization.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Revenue, Net

Deferred revenue, net of related costs consisted of the following (in thousands):

	October 31,
	2008	2007

Deferred revenue	$73,263	$58,992
Deferred cost of revenue	(12,284)	(4,669)

	60,979	54,323
Less current portion	(47,687)	(43,049)

Long-term portion	$13,292	$11,274

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	October 31,
	2008	2007

Other tax liabilities(1)	$35,542	$39,310
Accrued interest	4,448	2,620
Accounts payable related accrual	23,217	16,246
Accrued legal and audit fees	10,885	4,693
Other liabilities	17,076	23,596

	$91,168	$86,465

(1)	Two of the Company’s Brazilian subsidiaries that were acquired as part of the Lipman acquisition have been notified of assessments regarding Brazilian customs penalties that relate to alleged infractions in the importation of goods. The Company has accrued $17.7 million and $19.4 million as of October 31, 2008 and 2007, respectively, related to these assessments. See Note 12. “Commitments and Contingencies” for additional information related to these tax assessments.

Note 5.	Other Income (Expense), net and Accumulated Other Comprehensive Income (Loss)

Other Income (Expense), Net

Other income (expense), net consisted of the following (in thousands):

	Years Ended October 31,
	2008	2007	2006

Foreign currency transaction gains (losses), net	$(16,167)	$2,534	$397
Foreign currency contract gains (losses), net	4,841	(4,804)	(866)
Impairment of equity investment	(2,236)	—	—
Loss on debt extinguishment and debt repricing fee	—	(4,764)	(6,359)
Other income (expense), net	381	(848)	434

	$(13,181)	$(7,882)	$(6,394)

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income consisted of the following (in thousands):

	October 31,
	2008	2007

Foreign currency translation adjustments, net of tax of $617 and $2,664	$(8,805)	$22,224
Unrecognized loss on interest rate hedges, net of tax of $0 and $41	—	(63)
Unfunded portion of pension plan obligations	(1,687)	—

Accumulated other comprehensive income (loss)	$(10,492)	$22,161

Income tax expense allocated to the components of accumulated other comprehensive income (loss) consisted of the following (in thousands):

	Years Ended October 31,
	2008	2007	2006

Foreign currency translation adjustments	$(2,047)	$1,596	$234
Unrealized loss on interest rate hedges	(41)	12	18

	$(2,088)	$1,608	$252

Note 6.	Financing

The Company’s financings consisted of the following (in thousands):

	October 31,
	2008	2007

Secured credit facility:
Term B loan	$231,250	$236,250
1.375% Senior convertible notes	316,250	316,250
Other	879	652

	548,379	553,152
Less current portion	(5,022)	(5,386)

Long-term portion	$543,357	$547,766

Secured Credit Facility

On October 31, 2006, VeriFone Inc. entered into a credit agreement (the “Credit Facility”) consisting of a Term B Loan facility of $500.0 million and a revolving credit facility permitting borrowings of up to $40.0 million. The proceeds from the Term B loan were used to repay all outstanding amounts relating to a previous credit facility, pay certain transaction costs, and partially fund the cash consideration in connection with the acquisition of Lipman on November 1, 2006. Through October 31, 2008, the Company had repaid an aggregate of $268.8 million, leaving a Term B Loan balance of $231.2 million at October 31, 2008. The Credit Facility is guaranteed by the Company and certain of its subsidiaries and is secured by collateral including substantially all of the Company’s assets and stock of the Company’s subsidiaries.

During fiscal 2008 the Company entered into three consecutive amendments to the Credit Facility with its lenders. The amendments extended the time periods for delivery of certain required financial information for the three-month periods ended January 31, April 30 and July 31, 2007, the year ended October 31, 2007 and the

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

three-month periods ended January 31, 2008 and April 30, 2008. In connection with the three amendments, the Company paid a total fee of $1.6 million and agreed to certain increases in the interest rates and fees.

The Company pays a commitment fee on the unused portion of the revolving loan under its Credit Facility at a rate that varies depending upon its consolidated total leverage ratio. The Company was paying a commitment fee at a rate of 0.425% per annum as of October 31, 2008 and 0.300% per annum as of October 31, 2007. The Company pays a letter of credit fee on the unused portion of any letter of credit issued under the Credit Facility at a rate that varies depending upon its consolidated total leverage ratio. At October 31, 2008 and October 31, 2007, the Company was subject to a letter of credit fee at a rate of 2.00% and 1.25% per annum, respectively.

The maturity dates on the components of the Credit Facility are October  31, 2012 for the revolving loan and October 31, 2013 for the Term B Loan. Principal payments on the Term B Loan are due in equal quarterly installments of $1.2 million over the seven-year term on the last business day of each calendar quarter with the balance due on maturity.

At the Company’s option, the Term B loan and the revolving loan can be “Base Rate” or “Eurodollar Rate” loans. Base Rate loans bear interest at a per annum rate equal to a margin over the greater of the Federal Funds rate plus 0.50% or the JP Morgan prime rate. For the Base Rate Term B loan, the margin was 1.75% as of October 31, 2008 and 0.75% as of October 31, 2007. For the Base Rate revolving loan, the margin varies depending upon the Company’s consolidated leverage ratio and was 1.00% and 0.25% as of October 31, 2008 and 2007, respectively.

At the Company’s option, Eurodollar Rate loans bear interest at a margin over the one-, two-, three- or six-month LIBOR rate. The margin for the Eurodollar Rate Term B loan was 2.75% as of October 31, 2008 and 1.75% as of October 31, 2007. The margin for the Eurodollar Rate revolving loan varies depending upon the Company’s consolidated leverage ratio and was 2.00% and 1.25% as of October 31, 2008 and 2007, respectively.

As of October 31, 2008, the Term B loan bears interest at 2.75% over the one-month LIBOR rate of 3.12% for a total of 5.87%. As of October 31, 2007, the Term B loan bore interest at a rate of 1.75% over the three-month LIBOR rate of 5.36%, for a total of 7.11%. As of October 31, 2008 and 2007, no amounts were outstanding under the revolving loan.

Lehman Commercial Paper, Inc. (“Lehman CP”), a lender in the revolving loan, declared bankruptcy in October 2008. Under the terms of the Credit Facility, the Company declared Lehman CP a defaulting lender and removed Lehman CP as a lender in the revolving loan. Therefore, as of October 31, 2008, only $25 million was available to the Company under the revolving loan.

The terms of the Credit Facility require the Company to comply with financial covenants, including maintaining leverage and fixed charge coverage ratios at the end of each fiscal quarter, obtaining protection against fluctuation in interest rates, and meeting limits on annual capital expenditure levels. As of October 31, 2008, the Company was required to maintain a total leverage ratio of not greater than 3.5 to 1.0 and a fixed charge coverage ratio of at least 2.0 to 1.0. Total leverage ratio is equal to total debt less cash as of the end of a reporting fiscal quarter divided by consolidated EBITDA, as adjusted, for the most recent four consecutive fiscal quarters. Some of the financial covenants become more restrictive over the term of the Credit Facility. Noncompliance with any of the financial covenants without cure or waiver would constitute an event of default under the Credit Facility. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of repayment of the principal and interest outstanding and a termination of the revolving loan. The Credit Facility also contains non-financial covenants that restrict some of the Company’s activities, including its ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures, and engage in specified transactions with affiliates. The terms of the Credit Facility permit prepayments of principal and require prepayments of principal upon the occurrence of certain events including among others, the receipt of proceeds from the sale of assets, the receipt of excess cash flow as defined, and the receipt of proceeds of certain debt issues. The Credit Facility also contains customary events of default, including defaults based on events of bankruptcy and insolvency; nonpayment of principal, interest, or fees when

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

due, subject to specified grace periods; breach of specified covenants; change in control; and material inaccuracy of representations and warranties. In addition, if the Company’s leverage exceeds a certain level set out in its Credit Facility, a portion of the Company’s excess cash flows must be used to pay down its outstanding debt. The Company was in compliance with its financial and non-financial covenants as of October 31, 2008.

1.375% Senior Convertible Notes

On June 22, 2007, the Company sold $316.2 million aggregate principal amount of 1.375% Senior Convertible Notes due 2012 (the “Notes”) in an offering through Lehman Brothers and JP Morgan Securities Inc. (together “initial purchasers”) to qualified institutional buyers pursuant to Section 4(2) and Rule 144A under the Securities Act. The net proceeds from the offering, after deducting transaction costs, were approximately $307.9 million. The Company incurred approximately $8.3 million of debt issuance costs. The transaction costs, consisting of the initial purchasers’ discounts and offering expenses, were primarily recorded in debt issuance costs, net and are being amortized to interest expense using the effective interest method over five years. The Company will pay 1.375% interest per annum on the principal amount of the Notes, payable semi-annually in arrears in cash on June 15 and December 15 of each year, commencing on December 15, 2007, subject to increase in certain circumstances as described below. The interest rate on the Notes increased an additional 0.25% per annum during the period from May 1, 2008 to August 19, 2008 due to the Company’s delay in filing its Annual Report on Form 10-K for the year ended October 31, 2007.

The Notes were issued under an Indenture between the Company and U.S. Bank National Association, as trustee. Each $1,000 of principal of the Notes will initially be convertible into 22.719 shares of VeriFone common stock, which is equivalent to a conversion price of approximately $44.02 per share, subject to adjustment upon the occurrence of specified events. Holders of the Notes may convert their Notes prior to maturity during specified periods as follows: (1) on any date during any fiscal quarter beginning after October 31, 2007 (and only during such fiscal quarter) if the closing sale price of the Company’s common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (2) at any time on or after March 15, 2012; (3) if the Company distributes, to all holders of its common stock, rights or warrants (other than pursuant to a rights plan) entitling them to purchase, for a period of 45 calendar days or less, shares of the Company’s common stock at a price less than the average closing sale price for the ten trading days preceding the declaration date for such distribution; (4) if the Company distributes, to all holders of its common stock, cash or other assets, debt securities, or rights to purchase the Company’s securities (other than pursuant to a rights plan), which distribution has a per share value exceeding 10% of the closing sale price of the Company’s common stock on the trading day preceding the declaration date for such distribution; (5) during a specified period if certain types of fundamental changes occur; or (6) during the five business-day period following any five consecutive trading-day period in which the trading price for the Notes was less than 98% of the average of the closing sale price of the Company’s common stock for each day during such five trading-day period multiplied by the then current conversion rate. Upon conversion, the Company would pay the holder the cash value of the applicable number of shares of the Company’s common stock, up to the principal amount of the note. Amounts in excess of the principal amount, if any, will be paid in stock. Because the Company did not increase its authorized capital to permit conversion of all of the Notes at the initial conversion rate by June 21, 2008, beginning on that date the Notes began to bear additional interest at a rate of 2.0% per annum (in addition to the additional interest described above) on the principal amount of the Notes until October 8, 2008 when the Company’s stockholders approved an increase of 100,000,000 shares to the Company’s authorized share capital.

As of October 31, 2008, none of the conditions allowing holders of the Notes to convert had been met. If a fundamental change, as defined in the Indenture, occurs prior to the maturity date, holders of the Notes may require the Company to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest (including additional interest, if any) up to, but excluding, the repurchase date.

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

In connection with the sale of the Notes, the Company entered into a registration rights agreement, dated as of June 22, 2007, with the initial purchasers of the Notes (the “Registration Rights Agreement”). Under the Registration Rights Agreement, the Company has agreed to use reasonable best efforts to file a shelf registration statement regarding the Notes within 180 days after the original issuance of the Notes and cause the shelf registration statement to be effective until the earliest of (i) the date when the holders of transfer restricted Notes and shares of common stock issued upon conversion of the Notes are able to sell all such securities immediately without restriction under Rule 144(k) under the Securities Act of 1933, as amended (the “Securities Act”), (ii) the date when all transfer-restricted Notes and shares of common stock issued upon conversion of the Notes are registered under the registration statement and sold pursuant thereto and (iii) the date when all transfer-restricted Notes and shares of common stock issued upon conversion of the Notes have ceased to be outstanding. Due to the delay in the filing of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007, the Company was not able to register the Notes and the shares underlying the Notes until December 11, 2008. Accordingly, the interest rate on the Notes increased by 0.25% per annum on December 20, 2007 and by an additional 0.25% per annum on March 19, 2008 relating to the Company’s obligations under the Registration Rights Agreement. Such additional interest ceased to accrue on December 10, 2008, the day prior to the date the registration statement covering the Notes became effective. The Company incurred $1.3 million in interest expense related to the registration default of which $0.7 million remained accrued as of October 31, 2008.

In connection with the offering of the Notes, the Company entered into note hedge transactions with affiliates of the initial purchasers (the “counterparties”), consisting of Lehman Brothers OTC Derivatives (“Lehman Derivatives”) and JPMorgan Chase Bank, National Association, London Branch, whereby the Company has the option to purchase up to 7.2 million shares of its common stock at a price of approximately $44.02 per share. The note hedge transactions expire the earlier of the last day on which any Notes remain outstanding and June 14, 2012. The cost to the Company of the note hedge transactions was approximately $80.2 million. The note hedge transactions are intended to mitigate the potential dilution upon conversion of the Notes in the event that the volume weighted average price of the Company’s common stock on each trading day of the relevant conversion period or other relevant valuation period is greater than the applicable strike price of the convertible note hedge transactions, which initially corresponds to the conversion price of the Notes and is subject, with certain exceptions, to the adjustments applicable to the conversion price of the Notes. The note hedge transaction with Lehman Derivatives, which benefited from a guarantee by Lehman Brothers, covers 50% of the shares of the Company’s common stock potentially issuable upon conversion of the Notes. The filing by Lehman Brothers of a voluntary Chapter 11 bankruptcy petition in September 2008 constituted an “event of default” under the note hedge transaction with Lehman Derivatives, giving the Company the immediate right to terminate the transaction and entitling the Company to claim reimbursement for the loss incurred in terminating and closing out the transaction. On September 21, 2008, the Company delivered a notice of termination to Lehman Derivatives and claimed reimbursement for the loss incurred in termination and close-out of the transaction.

In addition, the Company sold warrants to the counterparties whereby they have the option to purchase up to approximately 7.2 million shares of VeriFone common stock at a price of $62.356 per share. The Company received approximately $31.2 million in cash proceeds from the sale of these warrants. The warrants expire progressively from December 19, 2013 to February 3, 2014. If the volume weighted average price of the Company’s common stock on each trading day of the measurement period at maturity of the warrants exceeds the applicable strike price of the warrants, there would be dilution to the extent that such volume weighted average price of the Company’s common stock exceeds the applicable strike price of the warrants.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The cost incurred in connection with the note hedge transactions, net of the related tax benefit and the proceeds from the sale of the warrants, is included as a net reduction in additional paid-in capital in the accompanying Consolidated Balance Sheets as of October 31, 2008 and 2007, in accordance with the guidance in EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

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

Principal Payments

Principal payments due for financings, including capital leases, over the next five years and thereafter are as follows (in thousands):

Fiscal Years ending October 31:
2009	$5,062
2010	5,748
2011	5,069
2012	321,250
2013	211,250

$548,379

Note 7.	Income Taxes

Income (loss) before income taxes consisted of the following (in thousands):

	Years Ended October 31,
	2008	2007	2006

US	$(58,389)	$(15,390)	$74,267
Foreign	(293,049)	6,092	17,403

	$(351,438)	$(9,298)	$91,670

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes consisted of the following (in thousands):

	Years Ended October 31,
	2008	2007	2006

Current:
Federal	$(2,253)	$8,964	$28,618
State	(293)	1,843	5,257
Foreign	19,814	12,250	4,179

	$17,268	$23,057	$38,054

Deferred:
Federal	$55,736	$2,127	$(4,744)
State	5,564	735	(476)
Foreign	(4,684)	(1,201)	(675)

	56,616	1,661	(5,895)

	$73,884	$24,718	$32,159

A reconciliation of taxes computed at the federal statutory income tax rate to the provision for income taxes is as follows (in thousands):

	Years Ended October 31,
	2008	2007	2006

Provision (benefit) computed at the federal statutory rate	$(123,003)	$(3,254)	$32,084
State income tax	5,271	1,651	3,108
Foreign income tax rate differential	(33,148)	1,445	(1,488)
Goodwill and intangibles impairment	91,862	—	—
Valuation allowance	133,252	23,571	(2,304)
Stock compensation	740	1,302	568
Research credit	—	(763)	(190)
Other	(1,090)	766	381

	$73,884	$24,718	$32,159

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	Years Ended October 31,
	2008	2007

Deferred tax assets:
Inventories	$7,482	$7,516
Net operating loss carryforwards	22,033	27,151
Accrued expenses and reserves	19,308	13,719
Deferred revenue	16,106	12,815
Depreciation	2,959	5,908
Basis differences in deductible goodwill and intangibles	103,982	33,900
Stock option compensation	11,743	7,635
Amortizable debt costs	27,839	30,728
Foreign taxes on basis differences	62,599	63,247
Foreign tax credit carryforwards	22,921	7,163

Total deferred tax assets	296,972	209,782

Valuation allowance	(277,316)	(119,536)

Deferred tax liabilities:
Basis differences on acquired intangibles	(13,034)	(28,841)
Basis differences on acquired inventory	(394)	(788)
Unrealized foreign currency gains	(243)	(5,852)
Basis differences in investments in foreign subsidiaries	(60,660)	(53,645)
Other	(5,317)	(2,766)

Total deferred tax liabilities	(79,648)	(91,892)

Net deferred tax assets (liabilities)	$(59,992)	$(1,646)

As of October 31, 2008, the Company has recorded a net deferred tax liability of $60.0 million. The realization of the deferred tax assets is primarily dependent on the Company generating sufficient U.S. and foreign taxable income in future fiscal years. Management has determined that it is not more likely than not the deferred tax assets in the U.S. and certain foreign jurisdictions will be realized and as such the Company has recorded a full valuation allowance against these assets as of October 31, 2008. At October  31, 2008 and 2007, the Company has recorded a valuation allowance for deferred tax assets of $277.3 million and $119.5 million, respectively. The Company’s deferred tax asset valuation allowance increased by $157.8 million for the fiscal year ended October 31, 2008, increased by $94.3 million for the fiscal year ended October 31, 2007, and increased by $4.6 million for the fiscal year ended October 31, 2006. The increase of $157.8 million during fiscal year 2008 is primarily attributable to the recording of a full valuation allowance against all U.S. deferred tax assets as of October 31, 2008. Approximately $76.9 million of deferred tax assets subject to the valuation allowance are attributable to acquisition-related items that, when realized, will reduce goodwill. During the fiscal years ended October 31, 2008 and 2007, goodwill was reduced by approximately $0.5 million and $1.0 million, respectively, as a result of a reduction in the valuation allowance for acquisition-related deferred tax assets that were realized.

The net operating loss carryforwards (“NOLs”) of $150.0 million are primarily related to tax losses in Ireland of $134.0 million, France of $9.3 million, the United Kingdom of $3.1 million and various other non-U.S. countries of $3.6 million. Approximately $148.1 million of foreign NOLs may be carried forward indefinitely. The remaining

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance of approximately $1.9 million of foreign NOLs is subject to limited carry forward terms of 5 to 15 years. NOLs of $0.4 million, and $0.6 million will expire in fiscal 2009 and 2010, respectively, if not utilized.

As of October 31, 2008, the Company has recorded U.S. foreign tax credit carryforwards of $22.9 million, which will expire beginning in 2018, if not utilized.

The Company reduced tax liabilities by $1.0 million and $0.9 million for the fiscal years ended October 31, 2008 and 2007, respectively, due to the resolution of certain pre-acquisition tax contingencies. The reduction in tax liabilities resulted in a reduction of goodwill by $1.0 million and $0.9 million for the fiscal years ended October 31, 2008 and 2007, respectively, for tax liabilities recorded for the period prior to the Company’s 2002 acquisition.

The Company recognizes deferred tax liabilities associated with outside basis differences on investment in foreign subsidiaries unless the difference is considered essentially permanent in duration. As of October 31, 2008, the Company has recorded a deferred tax liability of $53.9 million associated with $206.0 million of taxable outside basis differences which are not considered permanently reinvested. The Company has not recorded deferred taxes on approximately $37.6 million of taxable outside basis differences as they are considered permanently reinvested. As of October 31, 2008, the determination of the unrecorded deferred tax liability related to these earnings is not practicable. If circumstances change and it becomes apparent that some or all of the undistributed earnings will not be invested indefinitely, or will be remitted in the foreseeable future, an additional deferred tax liability will be recorded for some or all of the outside basis difference.

The Company has been granted pioneer status for its operations in Singapore commencing November 1, 2005. The tax rate for enterprises granted pioneer status in Singapore is 0%. The benefits of the pioneer status will expire on November 1, 2011. The tax benefit of the tax holiday for the year ended October 31, 2008 was $1.2 million which increased earnings per share by one cent.

The Company’s subsidiary in Israel and a subsidiary in Brazil are currently under audit by the Israeli and Brazilian taxing authorities for the fiscal years 2004 to 2006 and calendar years 2003 to 2008, respectively. Although the Company believes it has provided income taxes for the years subject to audit, the Israeli and Brazilian taxing authorities may adopt different interpretations. The Company has not yet received any final determinations with respect to these audits.

The Company is currently subject to an audit by the Internal Revenue Service, or IRS, for its fiscal years ended October 31, 2003 and 2004. Although the Company believes it has provided income taxes for the years subject to audit, the IRS may adopt different interpretations. The Company has not yet received any final determinations with respect to this audit although certain adjustments have been agreed with the IRS. The tax liability associated with the agreed adjustments has been accrued in the financial statements.

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

The Company has historically classified unrecognized tax benefits in current taxes payable. As a result of adoption of FIN 48, the Company reclassified $17.7 million of unrecognized tax benefits from short-term to long-term income taxes payable. Long-term income taxes payable include uncertain tax positions, reduced by the associated federal deduction for state taxes and non-U.S. tax credits. The Company’s policy to include interest and

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

penalties related to unrecognized tax benefits within the provision for taxes on the consolidated condensed statements of operations did not change as a result of implementing the provisions of FIN 48.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in thousands):

Beginning balance as of November 1, 2007 (date of adoption)	$19,200
Settlements and effective settlements with tax authorities and related remeasurements	—
Lapse of statute of limitations	(1,300)
Increases in balances related to tax positions taken during prior periods	1,500
Decreases in balances related to tax positions taken during prior periods	(800)
Increases in balances related to tax positions taken during current period	9,600

Balance as of October 31, 2008	$28,200

If the remaining balance of $28.2 million of gross unrecognized tax benefits at October 31, 2008 were realized in a future period, it would result in a tax benefit of $19.2 million and a reduction of the effective tax rate. Approximately $9.0 million of gross unrecognized tax benefits are related to pre-acquisition period income tax exposures and would result in an adjustment to goodwill.

The Company recognizes potential accrued interest related to unrecognized tax benefits as tax expense. As of the adoption date of FIN 48, the Company had accrued approximately $3.7 million for the payment of interest and penalties (net of tax benefit) relating to unrecognized tax benefits. As of October 31, 2008, the Company had accrued interest and penalties related to unrecognized tax benefits of $6.4 million (net of tax benefit). During fiscal year 2008, interest and penalties related to unrecognized tax benefits increased by $2.7 million, and was recognized in the provision for income taxes.

The Company does not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations in the next 12 months.

Note 8.	Stockholders’ Equity

Common and Preferred Stock

On October 8, 2008, the Company’s stockholders approved an amendment to the Certificate of Incorporation increasing the authorized shares of Common Stock from 100,000,000 to 200,000,000 shares, par value $0.01 per share. In addition, the Company has 10,000,000 authorized shares of Preferred Stock, par value $0.01. The holder of each share of Common Stock has the right to one vote. The Board of Directors has the authority to issue the undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. At October 31, 2008 and October 31, 2007, there were no shares of Preferred Stock outstanding and there were 84,442,833 and 84,060,120 shares of Common Stock outstanding, respectively.

Stock Option Plans

As of October 31, 2008, the Company had a total of 8,706,712 stock options outstanding with a weighted average exercise price of $26.20 per share. The number of shares that remained available for future grants under the 2006 Equity Incentive Plan was 5,944,862 as of October 31, 2008.

New Founders’ Stock Option Plan

On April 30, 2003, the Company adopted the New Founders’ Stock Option Plan (the “New Founders’ Plan”) for executives and employees of the Company. A total of 1,500,000 shares of the Company’s Common Stock were reserved for issuance under the New Founders’ Plan. The Company is no longer granting options under the New Founders’ Plan and retired 156,670 shares available for future grant under the New Founders’ Plan on

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 22, 2006 and will retire any options cancelled thereafter. Option awards under the New Founders’ Plan were generally granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Those option awards generally vest in equal annual amounts over a period of five years from the date of grant and have a maximum term of 10 years.

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

2006 Equity Incentive Plan

On March 22, 2006, the Company’s stockholders approved the 2006 Equity Incentive Plan (the “2006 Plan”) for officers, directors, employees, and consultants of the Company. Upon approval of the 2006 Plan a total of 9,000,000 shares of the Company’s Common Stock were reserved for issuance. On October 8, 2008, the stockholders approved an amendment to the 2006 Plan increasing the shares reserved for issuance to 13,200,000. Awards are granted with an exercise price equal to the market price of the Company’s Common Stock at the date of grant except for restricted stock units (“RSUs”). The awards generally vest over a period of four years from the date of grant and have a maximum term of seven years. Any shares granted as stock options and stock appreciation rights shall be counted as one share for every share granted. Any awards granted other than stock options or stock appreciation rights are counted, for the purpose of the number of shares issuable under the 2006 Plan, as 1.75 shares for every share granted.

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

As of October 31, 2008, the Company had not recognized any compensation expense related to these RSUs as the fiscal year 2008 and 2007 financial targets were not achieved. Both the 200,000 performance units and the 100,000 market units related to each of fiscal years 2008 and 2007 were cancelled on October 31, 2008 and 2007, respectively.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The measurement of the fiscal 2009 tranche occurs in January 2009, the measurement date for that tranche. Up to 200,000 performance units will vest if the fiscal year 2009 performance targets are achieved. Up to 100,000 market units will vest if the fiscal 2009 performance targets are achieved and the volume-weighted average price of the Company’s stock exceeds $62.20 per share during the 10-day trading period beginning with the second full trading day following the Company’s announcement of the financial results for the fiscal year ending October 31, 2009. Because these shares are contingently issuable, they are excluded from the earnings per share calculation.

Lipman Plans

On November 1, 2006, the Company completed its acquisition of Lipman. As part of the acquisition consideration, the Company issued 13,462,474 shares of its common stock and assumed all of Lipman’s outstanding options. The Company no longer grants options under the Lipman Plans.

All Plans

The total proceeds received from employees as a result of employee stock option exercises under all plans for each of the fiscal years ended October 31, 2008, 2007, and 2006 was $2.4 million, $38.3 million, and $3.1 million, respectively. In connection with these exercises, the tax benefits realized by the Company for each of the fiscal years 2008, 2007, and 2006 were $0.5 million, $11.5 million, and $3.4 million, respectively.

The Company estimates the grant-date fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R) and SAB No. 107, Share-Based Payment, using the weighted-average assumptions noted in the following table. Expected volatility of the stock is based on a blend of the Company’s peer group in the industry in which it does business and the Company’s historical volatility for its own stock. The expected term represents the period of time that options granted are expected to be outstanding. The expected term of options granted is derived from the historical actual term of option grants and an estimate of future exercises during the remaining contractual period of the option. The average risk-free rate is based on the US Treasury zero-coupon issues with a remaining term equal to the expected term of the options used in the Black-Scholes valuation model. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under SFAS No. 123(R). The fair value of each RSU is equal to the market value of the Company’s common stock on the date of grant. The Company estimates forfeitures of options and RSUs based on historical experience and records compensation expense only for those awards that are expected to vest.

The Company’s assumptions subsequent to adoption of SFAS No. 123(R) are as follows:

	Years Ended October 31,
	2008	2007	2006

Expected term of the options	3 years	2 years	3 years
Risk-free interest rate	2.5%	4.8%	5.0%
Expected stock price volatility	52.2%	40.0%	42.0%
Expected dividend rate	0.0%	0.0%	0.0%

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the stock-based compensation expense recognized in accordance with SFAS No. 123(R) during the fiscal years ended October 31, 2008, 2007, and 2006 (in thousands):

	Years Ended October 31,
	2008	2007	2006

Cost of net revenues	$1,521	$2,998	$709
Research and development	4,910	5,937	1,194
Sales and marketing	6,157	8,942	2,057
General and administrative	5,328	11,015	2,040

Total stock-based compensation	$17,916	$28,892	$6,000

As of October 31, 2008, total unrecognized compensation cost adjusted for estimated forfeitures related to unvested stock options and RSUs was $38.3 million and $2.6 million, respectively, which is expected to be recognized over the remaining weighted-average vesting periods of 2.7 years for stock options and 2.1 years for RSUs. In the fiscal year ended October 31, 2007, stock-based compensation expense included $1.0 million related to the excess over fair value of the vested Lipman options assumed.

Stock Option Activity

The following table provides a summary of stock options activity under all of the equity incentive plans described above for the year ended October 31, 2008:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Shares	Average	Contractual	Intrinsic
	Under	Exercise	Term	Value
	Option	Price	(Years)	(Thousands)

Outstanding at October 31, 2007	8,331,637	$27.10
Granted	1,824,000	$19.76
Exercised	(325,064)	$7.37
Cancelled	(893,861)	$28.32
Expired	(230,000)	$26.25

Outstanding at October 31, 2008	8,706,712	$26.20	5.2	$2,557

Vested or expected to vest at October 31, 2008	8,063,622	$26.20	5.1	$2,537

Exercisable at October 31, 2008	3,622,427	$25.57	4.4	$1,916

The weighted-average grant date fair value per share of options granted during each of the fiscal years 2008, 2007, and 2006 was $7.29, $9.59, and $9.82, respectively. The total intrinsic value of options exercised during each of the fiscal years 2008, 2007, and 2006 was $5.3 million, $53.9 million and $11.1 million, respectively.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes RSU activity for the year ended October 31, 2008:

		Weighted	Aggregate
		Average	Intrinsic
		Purchase	Value
	Shares	Price	(Thousands)

Outstanding at October 31, 2007	749,750	$—
Granted	7,500	$—
Vested	(45,187)	$—
Forfeited	(326,875)	$—

Outstanding at October 31, 2008	385,188	$—	$968

Expected to vest at October 31, 2008	311,098	$—	$724

The weighted-average grant date fair value per share of RSUs granted during each of the fiscal years 2008, 2007 and 2006, excluding the CEO’s performance and market RSUs was $19.81, $36.85 and $28.22, respectively. The total fair value of RSUs that vested in fiscal years 2008 and 2007 was $1.9 million and $1.7 million, respectively. There were no RSUs which vested in fiscal year 2006.

Note 9.	Employee Benefit Plans

401(k) and Pension Plans

The Company maintains a defined contribution 401(k) plan for its US employees that allows eligible employees to contribute up to 60% of their pretax salary up to the maximum allowed under Internal Revenue Service regulations. Discretionary employer matching contributions of $2.2 million, $2.0 million, and $1.9 million were made to the plan during the fiscal years ended October 31, 2008, 2007 and 2006, respectively.

The Company has a defined benefit plan for its employees in Taiwan who were hired prior to July 1, 2005, as required by local laws. All employees hired in Taiwan after July 1, 2005 are on a defined contribution plan. The unfunded portion of the pension plan’s obligations amounts to $1.7 million as of October 31, 2008 and is included in other long-term liabilities in the Consolidated Balance Sheets. The Company’s fiscal year end, October 31, is the measurement date for the plan. Net pension costs were approximately $0.3 million, $0.2 million and $0.2 million for the fiscal years ended October 31, 2008, 2007 and 2006, respectively.

Israeli Severance Pay

The Company’s liability for severance pay to its Israeli employees is calculated pursuant to Israeli severance pay law based on the most recent salary of the employee multiplied by the number of years of employment of such employee as of the applicable balance sheet date. Employees are entitled to one month’s salary for each year of employment, or a pro-rata portion thereof. The Company funds the liability by monthly deposits in insurance policies and severance pay funds. Severance pay expense totaled approximately $1.7 million, $1.4 million and zero for the fiscal years ended October 31, 2008, 2007 and 2006, respectively.

Note 10.	Restructuring Charges

The following table summarizes restructuring expenses for the year ended October 31, 2008 (in thousands):

2008

Cost of net revenues	$587
Research and development	1,829
Sales and marketing	3,048
General and administrative	2,805

$8,269

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Year 2008 Restructuring Plans

In 2008, management approved and committed plans to reduce the Company’s cost structure. The restructuring plan applied to employees and facilities worldwide. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities and SFAS No. 112, Employers’ Accounting for Postemployment Benefits, the Company expensed $0.8 million for facilities and $6.7 million for employees for a total of $7.5 million in the year ended October 31, 2008, of which $1.4 million is in the North America segment and the balance in the International segment. As of October 31, 2008, $0.6 million has been paid in the North America segment and $5.1 million in the International segment, respectively.

Fiscal Year 2007 Restructuring Plan

For the fiscal year ended October 31, 2007, the Company implemented a restructuring plan that included reductions in workforce of employees in the United States, China, Hong Kong, Mexico, and the Philippines with an expected cost of $0.8 million. For the fiscal year ended October 31, 2007, the Company accrued and paid $0.8 million mainly representing employee costs in the North America segment.

Acquisition-Related Restructuring Plans

Lipman Restructuring Plan

In the first quarter of fiscal year 2007, the Company completed the acquisition of Lipman and formulated a restructuring plan. The Company accrued into the purchase price allocation restructuring costs related to reduction in workforce and future facilities lease obligations. For the fiscal year ended October 31, 2007, the Company accrued and paid restructuring costs of $6.1 million and $5.3 million, respectively, for the International segment. For the fiscal year ended October 31, 2007, the Company accrued and paid restructuring costs of $0.5 million for the North America segment. As of October 31, 2007, the Company had a remaining liability of $0.8 million, entirely for the International segment. For the fiscal year ended October 31, 2008, the Company paid $0.2 million. As of October 31, 2008, the remaining liability of $0.6 million relates to employee costs expected to be paid in fiscal 2009.

PayWare Restructuring Plan

In the fourth quarter of fiscal year 2006, the Company completed the acquisition of PayWare, the payment system business of Trintech Group PLC. The Company developed a restructuring plan and accrued $2.9 million restructuring costs for the International segment related to a workforce reduction and future facilities lease obligations which were included in the purchase price allocation of PayWare. The Company paid $0.4 million in restructuring costs in the fiscal year ended October 31, 2006. During the fiscal year ended October 31, 2007, the Company accrued and paid $1.2 million and $2.8 million in restructuring costs, respectively. As of October  31, 2007, the Company had a liability of $0.9 million which related mainly to facilities costs. During the fiscal year ended October 31, 2008, the Company paid $0.6 million and expensed $0.8 million for facilities, resulting in a remaining liability of $1.0 million as of October 31, 2008.

Note 11.	Net Income (Loss) per Share of Common Stock

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

The following details the computation of income (loss) per share of common stock (in thousands, except per share data):

	Years Ended October 31,
	2008	2007	2006

Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$(425,322)	$(34,016)	$59,511

Denominator:
Weighted average shares of common stock outstanding	84,220	82,862	67,887
Less: weighted average number of shares subject to repurchase	—	(668)	(1,670)

Weighted average shares used in computing basic net income (loss) per share	84,220	82,194	66,217
Add dilutive securities:
Weighted average shares subject to repurchase	—	—	1,670
Stock options and restricted stock units	—	—	1,007

Weighted average number of shares used in computing diluted net income (loss) per share	84,220	82,194	68,894

Net income (loss) per share:
Basic	$(5.05)	$(0.41)	$0.90

Diluted	$(5.05)	$(0.41)	$0.86

As of October 31, 2008, 2007, and 2006, options and restricted stock units to purchase 9.1 million, 9.1 million and 2.7 million shares of common stock, respectively, were excluded from the calculation of weighted average shares for diluted net income (loss) per share as they were anti-dilutive.

The senior convertible notes are considered to be Instrument C securities as defined by EITF 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion; therefore, only the conversion spread relating to the senior convertible notes is included in the Company’s diluted earnings per share calculation, if dilutive. The potential dilutive shares of the Company’s common stock resulting from the assumed settlement of the conversion spread of the senior convertible notes are determined under the method set forth in EITF 90-19. Under such method, the settlement of the conversion spread of the senior convertible notes has a dilutive effect when the average share price of the Company’s common stock during the period exceeds $44.02. The average share price of the Company’s common stock during the fiscal years ended October 31, 2008 and 2007 did not exceed $44.02.

Warrants to purchase 7.2 million shares of the Company’s common stock were outstanding at October 31, 2008 and 2007, but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the average market price of the Company’s common stock during the fiscal years ended October 31, 2008 and 2007; therefore, their effect was anti-dilutive.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Commitments and Contingencies

Commitments

The Company leases certain facilities under non-cancellable operating leases that contain free rent periods and/or rent escalation clauses. Rent expense under these leases has been recorded on a straight-line basis over the lease term. The difference between amounts paid and rent expense is recorded as accrued rent and the short-term and long-term portions are included in other current liabilities and other long-term liabilities, respectively, in the Consolidated Balance Sheeet. Additionally, the Company subleases certain real property to third parties. Future minimum lease payments and sublease rental income under these leases as of October 31, 2008, were as follows (in thousands):

	Minimum Lease	Sublease Rental	Net Minimum
	Payments	Income	Lease Payments

Year ended October 31, 2009	$13,051	$85	$12,966
2010	11,344	5	11,339
2011	9,327	—	9,327
2012	7,824	—	7,824
2013	6,184	—	6,184
Thereafter	7,610	—	7,610

	$55,340	$90	$55,250

Certain leases require the Company to pay property taxes, insurance, and routine maintenance and include rent escalation clauses and options to extend the term of certain leases. Rent expense was approximately $16.1 million, $14.9 million and $9.2 million for the fiscal years ended October 31, 2008, 2007, and 2006, respectively.

Manufacturing Agreements

The Company works on a purchase order basis with third-party contract manufacturers and component suppliers with facilities in China, Singapore, Israel, and Brazil to supply a majority of the Company’s inventories. The total amount of purchase commitments as of October 31, 2008 and 2007 was approximately $48.5 million and $47.4 million, respectively, and are generally paid within one year. Of this amount, $3.8 million and $4.4 million has been recorded in accrued expenses in the accompanying Consolidated Balance Sheets as of October 31, 2008 and 2007, respectively, because the commitment is not expected to have future value to the Company.

Employee Health and Dental Costs

The Company is primarily self-insured for employee health and dental costs, but has stop-loss insurance coverage to limit per-incident liability. The Company believes that adequate accruals are maintained to cover the retained liability. The accrual for self-insurance is determined based on claims filed and an estimate of claims incurred but not yet reported.

Litigation

Brazilian State Tax Assessment

One of the Company’s Brazilian subsidiaries has been notified of a tax assessment regarding Brazilian state value added tax (“VAT”), for the periods from January 2000 to December 2001 that relates to products supplied to the Company by a contract manufacturer. The assessment relates to an asserted deficiency of 4.7 million Brazilian reais (approximately $2.3 million) excluding interest. The tax assessment was based on a clerical error in which the Company’s Brazilian subsidiary omitted the required tax exemption number on its invoices. Management does not expect that the Company will ultimately incur a material liability in respect of this assessment, because they believe,

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based in part on advice of the Company’s Brazilian tax counsel, that the Company is likely to prevail in the proceedings relating to this assessment. On May 25, 2005, the Company had an administrative hearing with respect to this audit. The Company’s management expects to receive the decision of the administrative body sometime in 2009. In the event the Company receives an adverse ruling from the administrative body, the Company will decide whether or not to appeal and would reexamine the determination as to whether an accrual is necessary. It is currently uncertain what impact this state tax examination may have with respect to the Company’s use of a corresponding exemption to reduce the Brazilian federal VAT.

Importation of Goods Assessments

Two of the Company’s Brazilian subsidiaries that were acquired as a part of the Lipman acquisition have been notified of assessments regarding Brazilian customs penalties that relate to alleged infractions in the importation of goods. The assessments were issued by the Federal Revenue Department in the City of Vitória, the City of São Paulo, and the City of Itajai. The assessments relate to asserted deficiencies totaling 26.9 million Brazilian reais (approximately $12.8 million) excluding interest. The tax authorities allege that the structure used for the importation of goods was simulated with the objective of evading taxes levied on the importation by under-invoicing the imported goods; the tax authorities allege that the simulation was created through a fraudulent interposition of parties, where the real sellers and buyers of the imported goods were hidden.

In the Vitória tax assessment, the fines were reduced from 4.7 million Brazilian reais (approximately $2.2 million) to 1.5 million Brazilian reais (approximately $0.7 million) on a first level administrative decision on January 26, 2007. The proceeding has been remitted to the Taxpayers Council to adjudicate the appeal of the first level administrative decision filed by the tax authorities. The Company also appealed the first level administrative decision on February 26, 2007. In this appeal, the Company argued that the tax authorities did not have enough evidence to determine that the import transactions were indeed fraudulent and that, even if there were some irregularities in such importations, they could not be deemed to be the Company’s responsibility since all the transactions were performed by the third-party importer of the goods. On February 27, 2008, the Taxpayers Council rendered its decision to investigate the first level administrative decision for further analysis of the matter. The Company expects to receive the decision of the Taxpayers Council sometime in 2009. In the event the Company receives an adverse ruling from the Taxpayers Council, the Company will decide whether or not to appeal to the judicial level. Based on the Company’s current understanding of the underlying facts, the Company believes that it is probable that its Brazilian subsidiary will be required to pay some amount of fines. At October 31, 2008, the Company has accrued 4.7 million Brazilian reais (approximately $2.2 million), excluding interest, which it believes is the probable payment.

On July 12, 2007, the Company was notified of a first administrative level decision rendered in the São Paulo tax assessment, which maintained the total fine of 20.2 million Brazilian reais (approximately $9.7 million) imposed. On August 10, 2007, the Company appealed the first administrative level decision to the Taxpayers Council. A hearing was held on August 12, 2008 before the Taxpayers Council, and on October 14, 2008, the Taxpayers Council granted the Company’s appeal and dismissed the Sao Paulo assessment. However, the Taxpayers Council has not issued its written opinion concerning the legal basis for such dismissal, and the Brazilian tax authorities have informed the Company that it will file a revised assessment in this matter. Based on the Company’s current understanding of the underlying facts, the Company believes that it is probable that its Brazilian subsidiary will be required to pay some amount of fines. Accordingly, at October 31, 2008, the Company has accrued 20.2 million Brazilian reais (approximately $9.7 million), excluding interest.

On May 22, 2008, the Company was notified of a first administrative level decision rendered in the Itajai assessment, which maintained the total fine of 2.0 million Brazilian reais (approximately $0.9 million) imposed, excluding interest. On May 27, 2008, the Company appealed the first level administrative level decision to the Taxpayers Council. Based on the Company’s current understanding of the underlying facts, the Company believes that it is probable that its Brazilian subsidiary will be required to pay some amount of fines. Accordingly, at

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

October 31, 2008, the Company has accrued 2.0 million Brazilian reais (approximately $0.9 million), excluding interest.

Patent Infringement and Commercial Lawsuits

SPA Syspatronic AG v. VeriFone Holdings, Inc., VeriFone, Inc., et al.

On September 18, 2007, SPA Syspatronic AG (“SPA”) commenced this action in the United States District Court for the Eastern District of Texas, Marshall Division, against the Company and others, alleging infringement of U.S. Patent No. 5,093,862 purportedly owned by SPA. The plaintiff is seeking a judgment of infringement, an injunction against further infringement, damages, interest and attorneys’ fees. The Company filed an answer and counterclaims on November 8, 2007, and intends to vigorously defend this litigation. On January 28, 2008, the Company requested that the U.S. Patent and Trademark Office (the “PTO”) perform a re-examination of the patent. The PTO granted the request on April 4, 2008. The Company then filed a motion to stay the proceedings with the Court and on April 25, 2008, the Court agreed to stay the proceedings pending the re-examination. On December 19, 2008, the PTO rejected all claims of the subject patent on the same basis as was identified in the Company’s request for re-examination. The case is still in the preliminary stages, and it is not possible to quantify the extent of the Company’s potential liability, if any. An unfavorable outcome could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flow.

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

Communication Transaction Solutions, Inc. v. VeriFone Holdings, Inc., VeriFone, Inc., et al.

The Company is a defendant in this action initiated in the California Superior Court in Santa Clara County on August 30, 2006, in which the plaintiff alleges among other things misappropriation of trade secrets in connection with the Company’s development of its wireless pay-at-the-table system. These allegations followed the Company’s decision in October 2005 to terminate discussions regarding a possible acquisition of the plaintiff’s business. The plaintiff is seeking damages, interest and attorneys’ fees. The parties argued summary judgment motions on September 4, 2008 and on September 11, 2008, the Court dismissed certain of the plaintiffs’ claims. With respect to the remaining claims, the case is scheduled to go to trial in January 2009. The Company has engaged in court-mandated settlement discussions with the plaintiff but no settlement has been reached. Although an unfavorable outcome could have a material adverse effect on the Company, the Company believes the plaintiff’s claims are entirely without merit and intends to vigorously defend this litigation and pursue its counterclaims.

Class Action and Derivative Lawsuits

On or after December 4, 2007, several securities class action claims were filed against the Company and certain of the Company’s officers, former officers, and a former director. These lawsuits have been consolidated in the U.S. District Court for the Northern District of California as In re VeriFone Holdings, Inc. Securities Litigation, C 07-6140 MHP. The original actions were: Eichenholtz v. VeriFone Holdings, Inc. et al., C 07-6140 MHP; Lien v. VeriFone Holdings, Inc. et al., C 07-6195 JSW; Vaughn et al. v. VeriFone Holdings, Inc. et al., C 07-6197 VRW (Plaintiffs voluntarily dismissed this complaint on March  7, 2008); Feldman et al. v. VeriFone Holdings, Inc. et al.,

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

C 07-6218 MMC; Cerini v. VeriFone Holdings, Inc. et al., C 07-6228 SC; Westend Capital Management LLC v. VeriFone Holdings, Inc. et al., C 07-6237 MMC; Hill v. VeriFone Holdings, Inc. et al., C 07-6238 MHP; Offutt v. VeriFone Holdings, Inc. et al., C 07-6241 JSW; Feitel v. VeriFone Holdings, Inc., et al., C 08-0118 CW. On August 22, 2008, the Court appointed plaintiff National Elevator Fund lead plaintiff and its attorneys lead counsel. Plaintiff filed its consolidated amended class action complaint on October 31, 2008, and the Company filed its motion to dismiss on December 31, 2008. The consolidated amended complaint asserts claims under the Securities Exchange Act Sections 10(b), 20(a), and 20A and Securities and Exchange Commission Rule 10b-5 for securities fraud and control person liability against the Company and certain of the Company’s current and former officers and directors, based on allegations that the Company and the individual defendants made false or misleading public statements regarding the Company’s business and operations during the putative class periods and seeks unspecified monetary damages and other relief. Discovery has not yet commenced and is not expected to do so until after a ruling on the Company’s motion to dismiss. At this time, the Company has not recorded any liabilities as the Company is unable to estimate any potential liability.

Beginning on December 13, 2007, several actions were also filed against certain current and former directors and officers derivatively on the Company’s behalf. These derivative lawsuits were filed in: (1) the U.S. District Court for the Northern District of California, as In re VeriFone Holdings, Inc. Shareholder Derivative Litigation, Lead Case No. C 07-6347, which consolidates King v. Bergeron, et al.  (Case No. 07-CV-6347), Hilborn v. VeriFone Holdings, Inc., et al.  (Case No. 08-CV-1132), Patel v. Bergeron, et al.  (Case No. 08-CV-1133), and Lemmond, et al. v. VeriFone Holdings, Inc., et al.  (Case No. 08-CV-1301); and (2) California Superior Court, Santa Clara County, as In re VeriFone Holdings, Inc. Derivative Litigation, Lead Case No. 1-07-CV-100980, which consolidates Catholic Medical Mission Board v. Bergeron, et al.  (Case No. 1-07-CV-100980), and Carpel v. Bergeron, et al.  (Case No. 1-07-CV-101449). On May 15, 2008, the Court in the federal derivative action appointed Charles R. King as lead plaintiff and his attorneys as lead counsel. On October 31, 2008, plaintiffs in the federal action filed their consolidated amended derivative complaint, which names the Company as a nominal defendant and brings claims for insider selling, breach of fiduciary duty, unjust enrichment, waste of corporate assets and aiding and abetting breach of fiduciary duty against the Company and certain of the Company’s current and former officers and directors. On December 15, 2008, the Company and the other defendants filed a motion to dismiss. The parties have agreed by stipulation that briefing on this motion will relate only to the issue of plaintiffs’ failure to make a pre-suit demand on the Company’s Board of Directors.

On October 31, 2008, the derivative plaintiffs in California Superior Court for the County of Santa Clara filed their consolidated derivative complaint, naming the Company as a nominal defendant and brings claims for insider selling, breach of fiduciary duty, unjust enrichment, waste of corporate assets and aiding and abetting breach of fiduciary duty against certain of the Company’s current and former officers and directors and the Company’s largest shareholder, GTCR Golder Rauner. On November 10, 2008, the Company filed a motion to stay the state court action pending resolution of the parallel federal actions, and the parties have agreed by stipulation to delay briefing on the motion to stay until after the issue of demand futility is resolved in the federal derivative case.

On January 27, 2008, a class action complaint was filed against the Company in the Central District Court in Tel Aviv, Israel on behalf of purchasers of the Company’s stock on the Tel Aviv Stock Exchange. The complaint seeks compensation for damages allegedly incurred by the class of plaintiffs due to the publication of erroneous financial reports. The Company filed a motion to stay the action, in light of the proceedings already filed in the United States, on March 31, 2008. A hearing on the motion was held on May 25, 2008. Further briefing in support of the stay motion, specifically with regard to the threshold issue of applicable law, was submitted on June 24, 2008. On September 11, 2008, the Israeli District Court ruled in the Company’s favor, holding that U.S. law would apply in determining the Company’s liability. On October 7, 2008, plaintiffs filed a motion for leave to appeal the District Court’s ruling to the Israeli Supreme Court. The Company’s response to plaintiffs’ appeal motion is currently due January 18, 2009. Because the Company’s motion to stay will depend upon the Supreme Court’s ruling, the District Court has stayed its proceedings until the Supreme Court rules on plaintiffs’ motion for leave to appeal. At this time, the Company has not recorded any liabilities as the Company is unable to estimate any potential liability.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The foregoing cases are still in the preliminary stages, and the Company is not able to quantify the extent of its potential liability, if any. An unfavorable outcome in any of these matters could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows. In addition, defending this litigation is likely to be costly and may divert management’s attention from the day-to-day operations of the Company’s business.

Regulatory Actions

The Company has responded to inquiries and provided information and documents related to the restatement of its fiscal year 2007 interim financial statements to the Securities and Exchange Commission, the Department of Justice, the New York Stock Exchange and the Chicago Board Options Exchange. The SEC has interviewed several current and former officers and employees. The Company is continuing to cooperate with the SEC in responding to the SEC’s requests for information and in scheduling interviews with current and former officers and employees. The Company is unable to predict what consequences, if any, any investigation by any regulatory agency may have on the Company. There is no assurance that other regulatory inquiries will not be commenced by other U.S. federal, state or foreign regulatory agencies.

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

Note 13.	Related-Party Transactions

For the years ended October 31, 2008, 2007, and 2006, respectively, the Company recorded sales to affiliates of related parties of $11.2 million, $11.9 million, and $7.8 million, respectively. The majority of sales to affiliates were to Global Payments and amounted to $11.2 million, $11.2 million and $5.4 million, respectively, for the years ended October 31, 2008, 2007 and 2006. Global Payments is considered a related party since Alex W. “Pete” Hart is a director of both Global Payments and VeriFone. These sales are included in System Solutions net revenues in the accompanying Consolidated Statements of Operations. As of October 31, 2008 and 2007, the Company has an outstanding accounts receivable balance of $2.4 million and $3.3 million, respectively, related to sales to affiliates.

Note 14.	Segment and Geographic Information

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

Segment Information

The Company operates in two business segments: North America and International. The Company defines North America as the United States and Canada, and International as the other countries from which it derives revenues. Total assets and long-lived assets by segment are based on the physical location of the assets.

Net revenues and operating income (loss) of each business segment reflect net revenues generated within the segment, standard cost of System Solutions net revenues, actual cost of Services net revenues, and expenses that

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

directly benefit only that segment. Corporate net revenues and operating income (loss) reflect non-cash acquisition charges, including amortization of purchased core and developed technology assets, step-up of inventory and step-down in deferred revenue, impairment and other Corporate charges, including inventory obsolescence and scrap at corporate distribution centers, rework, specific warranty provisions, non-standard freight, over-and-under absorption of materials management, and supply chain engineering overhead.

In 2008, the Company revised the methodology for business segment gross margin reporting. Distribution center costs and certain warranty and royalty costs, which were previously allocated to the Corporate segment were reallocated based on ship-to locations. The following table sets forth net revenues and operating income (loss), as revised, for the Company’s segments (in thousands):

	Years Ended October 31,
	2008	2007	2006

Net revenues:
North America	$359,136	$400,433	$333,673
International	564,459	506,195	248,383
Corporate	(1,664)	(3,736)	(986)

Total net revenues	$921,931	$902,892	$581,070

Operating income (loss):
North America	$118,516	$147,254	$126,980
International	107,283	121,545	63,344
Corporate	(541,624)	(240,319)	(82,015)

Total operating income (loss)	$(315,825)	$28,480	$108,309

The Company’s goodwill by segment was as follows (in thousands):

	October 31,
	2008	2007

International	$252,869	$542,186
North America	69,034	69,791

	$321,903	$611,977

The Company’s total assets by segment were as follows (in thousands):

	October 31,
	2008	2007

International	$735,991	$1,122,411
North America	343,761	424,898

	$1,079,752	$1,547,309

The Company’s depreciation and amortization expense of property, plant and equipment by segment was as follows (in thousands):

	Years Ended October 31,
	2008	2007	2006

International	$6,352	$4,738	$900
North America	7,024	3,028	2,605

	$13,376	$7,766	$3,505

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Information

The Company’s revenues by geographic area were as follows (in thousands):

	Years Ended October 31,
	2008	2007	2006

United States	$321,247	$355,222	$315,851
Europe	292,038	281,628	108,889
Latin America	198,443	160,867	104,225
Asia	73,978	63,700	35,269
Canada	36,225	41,475	16,836

	$921,931	$902,892	$581,070

Revenues are allocated to the geographic areas based on the shipping destination of customer orders. Corporate revenues are included in the United States geographic area.

The Company’s long-lived assets, which consist primarily of property, plant and equipment, exclusive of intercompany accounts, were as follows (in thousands):

	October 31,
	2008	2007

North America	$29,182	$26,549
Europe	22,808	20,694
Asia	3,093	2,160
Latin America	2,184	1,417

	$57,267	$50,820

Note 15.	Quarterly Financial Information (Unaudited) (Revised)

The following tables set forth selected financial statement data for each quarter for the last two years (in thousands, except per share data):

Quarterly Consolidated Statements of Operations Data:

	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	January 31	April 30	July 31	October 31

Fiscal Year Ended October 31, 2008
Net revenues	$185,521	$233,001	$258,698	$244,711
Gross profit	57,364	73,352	88,423	73,892
Operating income (loss)	(21,697)	(4,605)	5,279	(294,802)
Net loss	$(33,498)	$(17,987)	$(7,199)	$(366,638)

Net loss per share:
Basic and diluted	$(0.40)	$(0.21)	$(0.09)	$(4.35)

Weighted average shares outstanding:
Basic and diluted	84,153	84,194	84,194	84,337

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	January 31	April 30	July 31	October 31

Fiscal Year Ended October 31, 2007
Net revenues	$216,363	$216,883	$231,701	$237,945
Gross profit	68,623	77,646	85,596	67,367
Operating income (loss)	(602)	7,469	21,765	(152)
Net income (loss)	$(5,679)	$(4,818)	$(42,386)	$18,867

Net income (loss) per share:
Basic	$(0.07)	$(0.06)	$(0.51)	$0.23

Diluted	$(0.07)	$(0.06)	$(0.51)	$0.22

Weighted average shares outstanding:
Basic	80,993	81,705	82,407	83,629

Diluted	80,993	81,705	82,407	85,216

Quarterly Consolidated Balance Sheets Data:

	January 31	April 30	July 31

Fiscal Year Ended October 31, 2008
Cash and cash equivalents	$209,310	$215,039	$182,014
Total assets	1,546,609	1,545,980	1,555,603
Long-term debt and capital leases, including current portion	552,413	551,004	549,747
Total equity	$549,885	$536,634	$537,226

	January 31	April 30	July 31

Fiscal Year Ended October 31, 2007
Cash and cash equivalents	$161,889	$175,760	$212,946
Total assets	1,341,669	1,373,846	1,474,780
Long-term debt and capital leases, including current portion	500,123	499,452	554,373
Total equity	$558,643	$573,068	$530,594

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statements of Cash Flows Data:

	Three Months
	Ended	Six Months Ended		Nine Months Ended
	January 31	April 30		July 31
	As Reported	As Reported	As Revised(1)	As Reported	As Revised(1)

Fiscal Year Ended October 31, 2008
Net cash provided by (used in):
Operating activities	$2,021	$17,631	$13,671	$7,648	$(2,520)
Investing activities	(8,903)	(14,552)	(14,552)	(32,904)	(32,904)
Financing activities	1,079	(1,061)	(1,061)	(2,647)	(2,647)
Effect of foreign exchange rate changes on cash and cash equivalents	112	(1,980)	1,980	(5,084)	5,084

Net increase (decrease) in cash and cash equivalents	(5,691)	38	38	(32,987)	(32,987)
Cash and cash equivalents, beginning of period	215,001	215,001	215,001	215,001	215,001

Cash and cash equivalents, end of period	$209,310	$215,039	$215,039	$182,014	$182,014

(1)	The Company has corrected a clerical error in the determination of the effect of foreign currency exchange rates on cash and cash equivalents for the six months ended April 30, 2008 and the nine months ended July 31, 2008. The Company has not amended its quarterly reports on Form 10-Q for the quarterly periods affected by the revisions. The information previously filed for these periods is superseded by the information included in this Annual Report on Form 10-K.

	Three Months	Six Months	Nine Months
	Ended	Ended	Ended
	January 31	April 30	July 31

Fiscal Year Ended October 31, 2007
Net cash provided by (used in):
Operating activities	$22,338	$40,126	$84,813
Investing activities	(267,573)	(279,800)	(293,143)
Financing activities	320,287	327,158	334,104
Effect of foreign exchange rate change on cash and cash equivalents	273	1,712	608

Net increase in cash and cash equivalents	75,325	89,196	126,382
Cash and cash equivalents, beginning of period	86,564	86,564	86,564

Cash and cash equivalents, end of period	$161,889	$175,760	$212,946

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last three fiscal years.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of October 31, 2008.

Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2008, in light of the material weaknesses described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and operational effectiveness of our internal control over financial reporting as of October 31, 2008 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management’s assessment identified the following material weaknesses in our internal control over financial reporting as of October 31, 2008.

•	An entity-level material weakness in control activities related to the design and operation of our supervision, monitoring, and monthly financial statement review processes. This material weakness contributed to adjustments in several accounts during the fiscal year ended October 31, 2008. The accounts most affected included capitalized software development costs, inventories, accounts payable and cost of net revenues; however, this material weakness could impact all financial statement accounts.

•	A transaction-level material weakness in the design and operating effectiveness of controls related to income taxes. Specifically, our processes and procedures were not designed to provide for adequate and timely identification, documentation and review of various income tax calculations, reconciliations and related supporting documentation required to apply our accounting policy for income taxes in accordance with U.S. GAAP. This material weakness impacted our ability to timely report financial information related to income tax accounts and resulted in adjustments to income tax expense, income taxes payable, deferred tax assets and liabilities, and goodwill accounts during the fiscal year ended October 31, 2008.

•	An entity-level material weakness in the control environment related to our period-end financial reporting process due to an insufficient number of qualified personnel with the required proficiency to apply our accounting policies in accordance with U.S. GAAP. This material weakness contributed to adjustments in several accounts during the fiscal year ended October 31, 2008. The accounts most affected included capitalized software development costs, inventories, accounts payable and cost of net revenues; however, this material weakness could impact all financial statement accounts, with a higher likelihood for accounts subject to non-routine or estimation processes, such as inventory reserves and income taxes.

As a result of the identified material weaknesses, our management concluded that, as of October 31, 2008, our internal control over financial reporting was not effective. The effectiveness of our internal control over financial reporting as of October 31, 2008 was audited by Ernst & Young LLP, our independent registered public accounting firm as stated in their report, which report is included in Item 8 of this Annual Report on Form 10-K.

Management’s Remediation Initiatives

Following the independent investigation (see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement”) by the Audit Committee and in response to the material weaknesses discussed above, we plan to continue the efforts already underway to review and make necessary changes to improve our internal control over financial reporting, including:

•	We have added and expect to continue to add qualified accounting and finance personnel having sufficient knowledge and experience in general accepted accounting principles, cost accounting, tax, and management of financial systems. During 2008 key accounting functions were filled by qualified and experienced staff inclusive of Corporate Accounting, Supply Chain Finance, and the creation of an Internal Audit function. For fiscal year 2009, management will continue to add qualified personnel in the United Kingdom and Supply Chain Finance to strengthen the remaining weaknesses in controls;

•	We intend to enhance our review process over the monthly financial results by requiring additional documentation and analysis to be provided that will then be reviewed by appropriate key senior personnel from both finance and non-finance areas;

•	We expect to enhance the segregation of duties between the financial planning and the accounting and control functions; and

•	We intend to enhance our governance and compliance functions to improve control consciousness and prevention of errors in financial reporting, as well as to improve tone, communication, education, and training for employees involved in the financial reporting process.

Changes in Internal Control over Financial Reporting

During the fourth quarter of our fiscal year ended October 31, 2008, we implemented the following changes to internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934):

•	We hired a Senior Vice President, General Counsel and Compliance Officer to assist in the further promotion of governance communication, education and training for all employees involved in the financial reporting process; and

•	We refined our manual journal entry policy which was published in January 2008. This policy requires a stringent review and approval process and was automated in July 2008. This automated process promotes the segregation of duty between the preparer and approver. The approval process requires tiered approval levels in which escalating dollar amounts require additional authorization by increasingly more senior personnel. Additionally, instructions have also been incorporated into the policy that require specific related documents be included to support a detailed compliance review.

There have been no other changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting for the quarter ended October 31, 2008.

ITEM 9B.	OTHER INFORMATION

We have no information to report pursuant to Item 9B.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

In addition to the information set forth under the caption “Executive Officers” in Part I of this Form 10-K, the information required by this Item is expected to be in our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, which we expect to filed within 120 days of the end of our fiscal year ended October 31, 2008 and is incorporated herein by reference.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics, which can be found in the Investor Relations section of our website, http://ir.verifone.com/, and is available in print to any stockholder who requests it. The Code of Business Conduct and Ethics applies to all of VeriFone’s employees, officers and directors. We will post any amendments to or waivers from a provision of our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and that relates to any element of the “code of ethics” definition set forth in Item 406(b) of Regulation S-K of the SEC at http://ir.verifone.com/.

ITEM 11.  EXECUTIVE COMPENSATION

Information relating to our executive officer and director compensation is incorporated herein by reference in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of the registrant’s management is incorporated herein by reference to the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to certain relationships and related transactions and director independence is incorporated herein by reference to the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is incorporated herein by reference in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed in Item 8 hereof. Other supplemental financial information required by Item 302 of Regulation S-K is contained in Item 7 hereof under “Selected Quarterly Results of Operations”.

2. Exhibits

The documents set forth below are filed herewith or incorporated by reference to the location indicated.

Exhibit
Number	Description

3.1(4)	Form of Amended and Restated Certificate of Incorporation of the Registrant
3.2(21)	Amendment of Amended and Restated Certificate of Incorporation of the Registrant
3.2(5)	Form of Amended and Restated Bylaws of the Registrant
3.3(14)	Amendment No. 1 to the Bylaws of VeriFone Holdings, Inc.
4.1(3)	Specimen Common Stock Certificate
4.2(2)	Stockholders Agreement, dated as of July 1, 2002, by and among VeriFone Holdings, Inc., GTCR Fund VII, L.P., GTCR Co-Invest, L.P., GTCR Capital Partners, L.P., TCW/Crescent Mezzanine Partners III, L.P., TCW/Crescent Mezzanine Trust III, TCW/Crescent Mezzanine Partners III Netherlands, L.P. and TCW Leveraged Income Trust IV, L.P., VF Holding Corp. and the executives who are parties thereto
4.2.1(4)	Form of Amendment to Stockholders Agreement
4.3(1)	Registration Rights Agreement, dated as of July 1, 2002, by and among VeriFone Holdings, Inc., GTCR Fund VII, L.P., GTCR Co-Invest, L.P., GTCR Capital Partners, L.P., TCW/Crescent Mezzanine Partners III, L.P., TCW/Crescent Mezzanine Trust III, TCW/Crescent Mezzanine Partners III Netherlands, L.P., and TCW Leveraged Income Trust IV, L.P., VF Holding Corp., Jesse Adams, William Atkinson, Douglas G. Bergeron, Nigel Bidmead, Denis Calvert, Donald Campion, Robert Cook, Gary Grant, Robert Lopez, James Sheehan, David Turnbull and Elmore Waller
4.4(1)	Amendment to Registration Rights Agreement, dated as of November 30, 2004, by and among VeriFone Holdings, Inc., GTCR Fund VII, L.P., Douglas Bergeron, DGB Investments, Inc., The Douglas G. Bergeron Family Annuity Trust, The Sandra E. Bergeron Family Annuity Trust and The Bergeron Family Trust
4.5(11)	Indenture related to the 1.375% Senior Convertible Notes due 2012, dated as of June 22, 2007, between VeriFone Holdings, Inc. and U.S. Bank National Association, as trustee
4.6(11)	Registration Rights Agreement, dated as of June 22, 2007, between VeriFone Holdings, Inc. and Lehman Brothers Inc. and J.P. Morgan Securities Inc.
10.1(2)	Purchase Agreement, dated as of July 1, 2002, by and among VeriFone Holdings, Inc., GTCR Fund VII, L.P., GTCR Co-Invest, L.P., TCW/Crescent Mezzanine Partners III, L.P., TCW/Crescent Mezzanine Trust III, TCW/Crescent Mezzanine Partners III Netherlands, L.P. and TCW Leveraged Income Trust IV, L.P.
10.1.1(4)	Form of Amendment No. 1 to Purchase Agreement

Exhibit
Number	Description

10.2(1)+	Senior Management Agreement, dated as of July 1, 2002, among VeriFone Holdings, Inc., VeriFone, Inc. and Douglas G. Bergeron
10.2.1(2)+	Amendment to Senior Management Agreement, dated as of June 29, 2004, by and among VeriFone Holdings, Inc., VeriFone, Inc. and Douglas G. Bergeron
10.3(1)+	Amendment to Senior Management Agreement, dated as of December 27, 2004, by and among VeriFone Holdings, Inc., VeriFone, Inc. and Douglas Bergeron
10.4(1)+	2002 Securities Purchase Plan
10.5(1)+	New Founders’ Stock Option Plan
10.6(1)+	Change in Control Severance Agreement, effective July 1, 2004, between VeriFone Holdings, Inc. and Barry Zwarenstein
10.7(3)+	Outside Directors’ Stock Option Plan
10.8(1)	Patent License Agreement, effective as of November 1, 2004, by and between NCR Corporation and VeriFone, Inc.
10.9(6)+	2005 Employee Equity Incentive Plan
10.10(5)+	Form of Indemnification Agreement
10.11(20)+	Amended and Restated VeriFone Holdings, Inc. 2006 Equity Incentive Plan
10.12(7)+	VeriFone Holdings, Inc. Bonus Plan
10.13(8)	Credit Agreement, dated October 31, 2006, among VeriFone Intermediate Holdings, Inc., VeriFone, Inc., various financial institutions and other persons from time to time parties thereto, as lenders, JPMorgan Chase Bank, N.A., as the administrative agent for the lenders, Lehman Commercial Paper Inc., as the syndication agent for the lenders, Bank Leumi USA and Wells Fargo Bank, N.A., as the co-documentation agents for the lenders, and J.P. Morgan Securities Inc. and Lehman Brothers Inc., as joint lead arrangers and joint book running managers
10.14(9)+	Lipman Electronic Engineering Ltd. 2003 Stock Option Plan
10.15(9)+	Lipman Electronic Engineering Ltd. 2004 Stock Option Plan
10.16(9)+	Lipman Electronic Engineering Ltd. 2004 Share Option Plan
10.17(9)+	Amendment to Lipman Electronic Engineering Ltd. 2004 Share Option Plan
10.18(9)+	Lipman Electronic Engineering Ltd. 2006 Share Incentive Plan
10.19(10)+	Amended and Restated Employment Agreement, dated January 4, 2007, among VeriFone Holdings, Inc., VeriFone, Inc., and Douglas G. Bergeron
10.20(11)	Confirmation of Convertible Note Hedge Transaction, dated June 18, 2007, by and between VeriFone Holdings, Inc. and Lehman Brothers OTC Derivatives Inc.
10.21(11)	Confirmation of Convertible Note Hedge Transaction, dated June 18, 2007, by and between VeriFone Holdings, Inc. and JPMorgan Chase Bank, National Association, London Branch
10.22(11)	Confirmation of Warrant Transaction, dated June 18, 2007, by and between VeriFone Holdings, Inc. and Lehman Brothers OTC Derivatives Inc.
10.23(11)	Confirmation of Warrant Transaction, dated June 18, 2007, by and between VeriFone Holdings, Inc. and JPMorgan Chase Bank, National Association, London Branch
10.24(11)	Amendment to Confirmation of Warrant Transaction, dated June 21, 2007, by and between VeriFone Holdings, Inc. and Lehman Brothers OTC Derivatives Inc.
10.25(11)	Amendment to Confirmation of Warrant Transaction, dated June 21, 2007, by and between VeriFone Holdings, Inc. and JPMorgan Chase Bank, National Association, London Branch
10.26(12)+	Confidential Separation Agreement, dated August 2, 2007, between VeriFone Holdings, Inc. and William G. Atkinson
10.27(13)	First Amendment and Waiver to Credit Agreement, dated as of January 25, 2008.
10.28(15)+	Separation Agreement, dated as of April 1, 2008, among VeriFone Holdings, Inc., VeriFone, Inc. and Barry Zwarenstein.
10.29(16)	Second Amendment to Credit Agreement, dated as of April 28, 2008.
10.30(17)	Third Amendment to Credit Agreement, dated as of July 31, 2008.
10.31(18)+	Executive Services Agreement, dated May 15, 2008, between VeriFone and Tatum LLC.
10.32(19)+	Offer Letter between VeriFone Holdings, Inc. and Robert Dykes.
10.33(19)+	Severance Agreement, dated September 2, 2008, between VeriFone Holdings, Inc. and Robert Dykes.

Exhibit
Number	Description

21.1*	List of subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed February 23, 2005.

(2)	Filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed March 28, 2005.

(3)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed April 18, 2005.

(4)	Filed as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed April 21, 2005.

(5)	Filed as an exhibit to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed April 29, 2005.

(6)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-124545), filed May 2, 2005.

(7)	Incorporated by reference in the Registrant’s Current Report on Form 8-K, filed March 23, 2006.

(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed November 1, 2006.

(9)	Incorporated by reference in the Registrant’s Registration Statement on Form S-8 (File No. 333-138533), filed November 9, 2006.

(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed January 5, 2007.

(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed June 22, 2007.

(12)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed August 3, 2007.

(13)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed January 28, 2008.

(14)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed March 31, 2008.

(15)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed April 1, 2008.

(16)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed April 29, 2008.

(17)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed July 31, 2008.

(18)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed August 19, 2008.

(19)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed September 3, 2008.

(20)	Filed as an annex to the Registrant’s Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders, filed September 10, 2008.

(21)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed October 9, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIFONE HOLDINGS, INC.

By:	/s/ DOUGLAS G. BERGERON
Douglas G. Bergeron,
Chief Executive Officer

January 14, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DOUGLAS G. BERGERON Douglas G. Bergeron	Chief Executive Officer (principal executive officer)	January 14, 2009

/s/ ROBERT DYKES Robert Dykes	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	January 14, 2009

/s/ ROBERT W. ALSPAUGH Robert W. Alspaugh	Director	January 14, 2009

/s/ LESLIE G. DENEND Leslie G. Denend	Director	January 14, 2009

/s/ ALEX W. HART Alex W. Hart	Director	January 14, 2009

/s/ ROBERT B. HENSKE Robert B. Henske	Director	January 14, 2009

/s/ RICHARD MCGINN Richard McGinn	Director	January 14, 2009

/s/ EITAN RAFF Eitan Raff	Director	January 14, 2009

/s/ COLLIN E. ROCHE Collin E. Roche	Director	January 14, 2009

/s/ JEFFREY E. STIEFLER Jeffrey E. Stiefler	Director	January 14, 2009

/s/ CHARLES R. RINEHART Charles R. Rinehart	Chairman of the Board of Directors	January 14, 2009