Form 10-K/A
period 2008-10-31
VeriFone Holdings, Inc.
filed 2009-02-26
CIK 1312073

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
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
DOCUMENTS INCORPORATED BY REFERENCE
     None.

VERIFONE HOLDINGS, INC.
FORM 10-K/A
Explanatory Note
This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K of VeriFone Holdings, Inc. for the fiscal year ended October 31, 2008 as originally filed with the Securities and Exchange Commission on January 14, 2009 (the “Original Filing”). This Form 10-K/A amends the Original Filing to replace in its entirety the information provided in Part III of the Original Filing, which was previously expected to be incorporated by reference from our 2009 Annual Meeting Proxy Statement. In addition, this Form 10-K/A amends Item 15 of Part IV of the Original Filing to include an exhibit that was inadvertently omitted from the Original Filing, and to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended. Because this Form 10-K/A includes no financial statements, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Except for the amendment described above, we have not modified or updated disclosures presented in the Original Filing in this Form 10-K/A. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures affected by subsequent events. Information not affected by this amendment remains unchanged and reflects the disclosures made at the time the Original Filing was filed. Therefore, this Form 10-K/A should be read in conjunction with any documents incorporated by reference therein and our filings made with the SEC subsequent to the Original Filing.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
     Our board of directors currently consists of ten members, with Charles R. Rinehart serving as our non-executive chairman since March 2008. Certain biographical information regarding our directors, including their ages and dates that they were first elected to our board of directors, is set forth below:
     Douglas G. Bergeron. Mr. Bergeron, age 48, has served as Chief Executive Officer and a director of VeriFone Holdings, Inc. since its formation in July 2002 and of VeriFone, Inc. since July 2001. From December 2000 to June 2002, Mr. Bergeron was Group President of Gores Technology Group and, from April 1999 to October 2000 served as President and Chief Executive Officer of Geac Computer Corporation. From 1990 to 1999, Mr. Bergeron served in a variety of executive management positions at SunGard Data Systems Inc., including Group CEO of SunGard Brokerage Systems Group and President of SunGard Futures Systems. Mr. Bergeron holds a Bachelor of Arts degree (with Honors) in computer science from York University in Toronto, Canada, and a Masters of Science degree from the University of Southern California. Mr. Bergeron is on the board of the Multiple Sclerosis Society of Silicon Valley and is a member of the Listed Company Advisory Committee of the NYSE Euronext (the “NYSE”).
     Robert W. Alspaugh. Mr. Alspaugh, age 61, has served as a director since September 1, 2008. Mr. Alspaugh had a 36-year career at KPMG and was responsible for implementing the strategy of KPMG’s global organization in 150 countries, with more than 100,000 employees. From 2002 to 2006, Mr. Alspaugh served as Chief Executive Officer of KPMG International and from 1998 to 2002, Mr. Alspaugh served as Deputy Chairman and Chief Operating Officer of KPMG’s U.S. Practice. Mr. Alspaugh is currently a member of the boards of directors of Ball Corp., a supplier of metal and plastic packaging for beverages, food and household products, and of aerospace technologies and services to defense and civilian government agencies and Autoliv, Inc., a developer, manufacturer and supplier of safety systems to the automotive industry.

     Leslie G. Denend. Dr. Denend, age 67, has served as a director since January 2005. Dr. Denend was President of Network Associates, Inc., from December 1997 until May 1998. Since 1998, Dr. Denend has served on the boards of numerous public and private companies. Dr. Denend also was President and CEO of Network General Corporation from February 1993 until December 1997 and Chairman, President and CEO of Vitalink Communications Corporation from October 1990 until its acquisition by Network Systems Corp. in June 1991. Dr. Denend remained as a business unit president at Network Systems Corp. until December 1992. He was Executive Vice President at 3Com Corporation from January 1989 until October 1990. He was also a partner in McKinsey and Company from December 1984 until January 1989. Dr. Denend served as Executive Assistant to the Executive Director of the Council on International Economic Policy in the Executive Office of the President from August 1974 until August 1975, as a member of the National Security Council Staff from June 1977 until 1979, when he became the Special Assistant to the Assistant to the President for National Security Affairs, until January 1981. Dr. Denend also served as Deputy Director of the Cabinet Council on Economic Affairs from May 1982 until June 1983. Dr. Denend earned a Ph.D. and an M.B.A. from Stanford University and a B.S. from the U.S. Air Force Academy. He also currently serves as a director of McAfee, Inc., a supplier of computer security solutions, and the United Services Automobile Association, a financial services company.
     Alex W. (Pete) Hart. Mr. Hart, age 68, has served as a director since July 2006. Mr. Hart is currently Chairman of the Board and a director of SVB Financial Corp. Mr. Hart has been an independent consultant to the financial services industry since November 1997. From August 1995 to November 1997, he served as Chief Executive Officer and from March 1994 to August 1996, as Executive Vice Chairman, of Advanta Corporation, a diversified financial services company. From 1988 to 1994, he was President and Chief Executive Officer of MasterCard International, the worldwide payment service provider. Mr. Hart holds a bachelor’s degree in social relations from Harvard University. He is currently a member of the boards of directors of Fair Isaac Corporation, a predictive software company (since 2002), Global Payments, Inc., a payment services company (since 2001), and eHarmony.com, an online relationship service (since 2004).
     Robert B. Henske. Mr. Henske, age 47, has served as a director since January 2005. Mr. Henske has served as a Managing Director of Hellman & Friedman LLC since July 2007. From May 2005 until July 2007, he served as Senior Vice President and General Manager of the Consumer Tax Group of Intuit Inc. He was Intuit’s Chief Financial Officer from January 2003 to September 2005. Prior to joining Intuit, he served as Senior Vice President and Chief Financial Officer of Synopsys, Inc., a supplier of electronic design automation software, from May 2000 until January 2003. From January 1997 to May 2000, Mr. Henske was at Oak Hill Capital Management, a Robert M. Bass Group private equity investment firm, where he was a partner. Mr. Henske also serves as chairman of the board of directors of Activant Solutions, Inc. and as a director of Goodman Global Inc. Mr. Henske was previously a member of the boards of directors of Williams Scotsman, Grove Worldwide, Reliant Building Products and American Savings Bank.
     Richard A. McGinn. Mr. McGinn, age 62, has served as a director since December 17, 2008. Mr. McGinn is a General Partner at RRE Ventures, an investment advisory and venture capital firm. Mr. McGinn joined RRE Ventures as a Senior Advisor in August 2001. From 1997 to October 2000, he served as the Chief Executive Officer at Lucent Technologies Inc., a telecommunications equipment provider; the President from February 1996 to 1997; and the Chief Operating Officer from February 1996 to October 1997. Prior to Lucent, Mr. McGinn served in various executive level positions at AT&T, a telecommunications service provider, including as Chief Executive Officer of AT&T Network Systems. Mr. McGinn is currently a member of the boards of directors of American Express Co., a financial services company, and Viasystems Group Inc., a leading provider of complex multi-layer printed circuit boards and electro-mechanical solutions. Mr. McGinn holds a B.A. from Grinnell College.
     Eitan Raff. Mr. Raff, age 67, has served as a director since October 2007. Mr. Raff has been the chairman of the board of directors of Bank Leumi le-Israel B.M. since 1995. Mr. Raff currently serves as a financial consultant to Wolfson Clore Mayer Ltd. Mr. Raff is also the Chairman of the Management Committee of Hebrew University of Jerusalem and previously served as the Accountant General (Treasurer) in the Israeli Ministry of Finance. Mr. Raff holds a B.A. and M.B.A. from the Hebrew University of Jerusalem. Bank Leumi is a party to our bank credit agreement and the aggregate outstanding loan and revolving credit commitment from Bank Leumi to us is less than $10 million.
     Charles R. Rinehart. Mr. Rinehart, age 61, has served as a director since May 2006 and as our non-executive Chairman since March 2008. Mr. Rinehart served as the Chief Executive Officer of Downey Financial Corp. from September 2008 through December 2008. Downey Financial Corp. was the holding company for Downey Savings and Loan, a banking institution, which had experienced financial difficulties prior to Mr. Rinehart’s tenure. In December 2008, Downey Financial Corp. filed for Chapter 7 bankruptcy liquidation after Downey Savings and Loan was placed into receivership by the Federal Depository Insurance Corporation. Prior to Downey, Mr. Rinehart retired from HF Ahmanson & Co. and its principal subsidiary, Home Savings of America in 1998. Mr. Rinehart joined HF Ahmanson in 1989 and shortly thereafter was named President and Chief Operating Officer. He was named Chief Executive Officer in 1993 and also became Chairman in 1995 and served in these roles through 1998. Mr. Rinehart is a director of MBIA Inc., a provider of financial guarantee insurance, fixed-income asset management and other specialized financial services, and has previously served as a director of Safeco Corp., Kaufman & Broad Home Corporation, Union Bank of California, the Federal Home Loan Board of San Francisco, and PacifiCare. Mr. Rinehart holds a bachelor’s degree in mathematics from the University of San Francisco.

     Collin E. Roche. Mr. Roche, age 37, has served as a director since July 2002. Mr. Roche is currently a Principal of GTCR Golder Rauner, L.L.C., which he joined in 1996 and rejoined in 2000 after receiving an M.B.A. from Harvard Business School. Prior to joining GTCR, Mr. Roche worked as an investment banking analyst at Goldman, Sachs & Co. and as an associate at Everen Securities. He received a B.A. in political economy from Williams College. Mr. Roche serves on the boards of directors of Syniverse Holdings, Inc., a provider of mission-critical technology services to wireless telecommunications companies worldwide, Private Bancorp, Inc., a financial institution providing various financial services to individuals, professionals, entrepreneurs and real estate investors, and several private GTCR portfolio companies.
     Jeffrey E. Stiefler. Mr. Stiefler, age 60, has served as a director since September 1, 2008. Mr. Stiefler has been a senior leader and director of a number of companies, primarily in financial and business services. He is currently Venture Partner of Emergence Capital Partners. Mr. Stiefler joined Digital Insight as the company’s Chairman, President, and CEO in August 2003, prior to the company’s acquisition by Intuit in February 2007. From 1995 to 2003, Mr. Stiefler was an advisor to two private equity firms, McCown DeLeeuw and Co. and North Castle Partners. From 1993 to 1995, he was President and Director of American Express Company. Mr. Stiefler is a director of LPL Investment Holdings Inc., a provider of technology and infrastructure services to independent financial advisors and to financial institutions, Taleo Corporation, a provider of talent management solutions, and Touch Commerce Corporation, a provider of online interaction optimization solutions. Previously, Mr. Stiefler has served as President and CEO of IDS (a subsidiary of American Express Company), Senior Vice President for Citicorp’s Person-to-Person business unit, Vice-Chairman of Walker Digital Corp., and director of a number of companies, including National Computer Systems, TeleSpectrum, Outsourcing Solutions, CRC Health, and Education Lending Group.
Executive Officers
     The current executive officers of VeriFone and their ages are as follows:

Name	Age	Position
Douglas Bergeron	48	Chief Executive Officer
Robert Dykes	59	Senior Vice President and Chief Financial Officer
Elmore Waller	60	Executive Vice President, Integrated Solutions
Jeff Dumbrell	39	Executive Vice President
Eliezer Yanay	48	President of VeriFone Israel & Managing Director of Middle East
     Biographical information for Mr. Bergeron is set forth above under the caption “Directors”.
     Robert Dykes. Mr. Dykes has served as Senior Vice President since September 2, 2008 and as Chief Financial Officer since September 9, 2008. Prior to joining VeriFone, Mr. Dykes was Chairman and CEO of NebuAd Inc., a provider of targeted online advertising networks. Before joining NebuAd, from January 2005 to March 2007, Mr. Dykes was Executive Vice President, Business Operations and Chief Financial Officer of Juniper Networks, Inc., a provider of network infrastructure to global service providers, enterprises, governments and research and educational institutions. From February 1997 to December 2004, Mr. Dykes was Chief Financial Officer and President, Systems Group, of Flextronics International Ltd., a provider of design and electronics manufacturing services to original equipment manufacturers. From October 1988 to February 1997, Mr. Dykes was Executive Vice President, Worldwide Operations and Chief Financial Officer of Symantec Corporation, a provider of software and services that address risks to information security, availability, compliance, and information technology systems performance. Mr. Dykes also held Chief Financial Officer roles at Adept Technology, an industrial robots manufacturer, and senior financial management positions at Ford Motor Company and at Xebec, a disc drive controller manufacturer. Mr. Dykes holds a Bachelor of Commerce in Administration degree from Victoria University, Wellington, New Zealand.
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
     Jeff Dumbrell. Mr. Dumbrell joined VeriFone in July 2002 where he served in various senior-level management roles within the company, most recently as Executive Vice President responsible for managing VeriFone’s growth initiatives in the United States, Canada, the United Kingdom, Middle East and Africa. From December 2000 to July 2002, Mr. Dumbrell was Executive Director of Sales for B3 Corp and he was National Sales Manager for BankServ from October 1999 to December 2000. Previously, Mr. Dumbrell was Western Regional Manager for The Quaker Oats Company where he had sales responsibility for managing Tier 1 retail customers. Mr. Dumbrell holds an M.B.A. from The University of San Francisco, and a Bachelor of Science in Marketing from Clemson University.

     Eliezer Yanay. Mr. Yanay serves as President of VeriFone Israel & Managing Director of Middle East. Mr. Yanay joined VeriFone, following its acquisition of Lipman Electronic Engineering in November 2006. Mr. Yanay had served at Lipman as Executive Vice President of Sales and Marketing since September 2001, where his responsibilities included management of worldwide sales and marketing activities, management of the corporate sales and marketing department, and oversight of Lipman’s non-U.S. subsidiaries. Before joining Lipman, Mr. Yanay held various senior-level positions at Shira Computers Ltd. (a subsidiary of VYYO Inc.), and Scitex Corporation, Ltd. Mr. Yanay holds a B.A. in Psychology from Tel Aviv University.
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
Director Attendance at Meetings
     Although our Board recognizes that conflicts may occasionally prevent a director from attending a Board or stockholder meeting, the Board expects each director to make every possible effort to keep such absences to a minimum. In fiscal year 2008, the Board held eight meetings. During that period, each director attended not less than 75% of the meetings of the Board and committees of the Board on which the director served.
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
Audit Committee
     Our Board has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. Our Board has adopted an Audit Committee charter, which is available on the Investor Relations section of our website at http://ir.verifone.com/ and defines the Audit Committee’s purposes to include:
•	Overseeing the compensation for and supervising our independent registered public accounting firm;

•	Reviewing our internal accounting procedures, systems of internal controls, and financial statements;

•	Reviewing and approving the services provided by our internal auditors and independent registered public accounting firm, including the results and scope of their audits; and

•	Reviewing and approving all related party transactions.

     In fiscal year 2008, our Audit Committee met thirty-two times. The number of Audit Committee meetings was higher than usual due to the investigation conducted by the Audit Committee related to our restatement of fiscal year 2007 interim results.
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
     In fiscal year 2008, our Compensation Committee met six times, and met in executive session at each such meeting.
     Our Board of Directors and our Corporate Governance and Nominating Committee have determined that each member of the Compensation Committee is “independent” within the meaning of the rules of both the NYSE and the SEC.
     The report of the Compensation Committee is included in this report under “Compensation Committee Report.”
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
     The Corporate Governance and Nominating Committee has not established specific minimum education, experience, or skill requirements for potential members, but, in general, expects that qualified candidates will have managerial experience in a complex organization and will be able to represent the interests of the stockholders as a whole. The Corporate Governance and Nominating Committee considers each candidate’s judgment, skill, diversity, experience with businesses and other organizations of comparable size, the interplay of the candidate’s experience with the experience of other Board members, and the extent to which the candidate would be a desirable addition to the Board and any committees of the Board. In addition, each candidate must have the time and ability to make a constructive contribution to the Board.
     The Corporate Governance and Nominating Committee has generally identified nominees based upon suggestions by directors, management, outside consultants, and stockholders. Members of the Corporate Governance and Nominating Committee discuss and evaluate possible candidates in detail and suggest individuals to explore in more depth. Once a candidate is identified for serious consideration, the nominee is referred to the Board for full Board consideration of the nominee. The Corporate Governance and Nominating Committee will consider candidates recommended by stockholders in the same manner as other candidates. Stockholders may nominate candidates for director in accordance with the advance notice and other procedures contained in our Bylaws. In fiscal year 2008, our Corporate Governance and Nominating Committee met five times, and met in executive session at each such meeting.
     Our Board of Directors and our Corporate Governance and Nominating Committee have determined that each member of the Corporate Governance and Nominating Committee is “independent” within the meaning of the rules of both the NYSE and the SEC.
Committee Membership
     The table below summarizes membership information for each of the Board committees:

Corporate
Governance and
	Audit	Compensation	Nominating
Director	Committee	Committee	Committee
Robert W. Alspaugh(1)	✓	—	✓
Douglas G. Bergeron	—	—	—
James C. Castle(2)	—	—	✓
Leslie G. Denend	✓	✓ (Chairman)	—
Alex W. (Pete) Hart(3)	—	—	✓ (Chairman)
Robert B. Henske	✓ (Chairman)	✓	—
Richard A. McGinn (4)	—	—	✓
Eitan Raff	—	—	✓
Charles R. Rinehart	✓	—	—
Collin E. Roche	—	✓	—
Jeffrey E. Stiefler(5)	✓	—	—

✓	= Member

(1)	Mr. Alspaugh became a member of the Audit and Corporate Governance and Nominating Committees on September 1, 2008.

(2)	Dr. Castle resigned from the Audit Committee effective June 11, 2008. Dr. Castle did not seek re-election to the Board at our 2008 Annual Meeting of Stockholders and, accordingly, ceased to be a member of the Board and the Corporate Governance and Nominating Committee on October 8, 2008.

(3)	Mr. Hart became Chairman of the Corporate Governance and Nominating Committee effective October 8, 2008.

(4)	Mr. McGinn will become a member of the Corporate Governance and Nominating Committee effective March 18, 2009.

(5)	Mr. Stiefler became a member of the Audit Committee on September 10, 2008.

Audit Committee Financial Expert
     Our Board has determined that each of Robert W. Alspaugh and Robert B. Henske is qualified as an Audit Committee financial expert within the meaning of SEC regulations. In making this determination, the Board considered the following qualifications: (a) understanding of generally accepted accounting principles (“GAAP”) and financial statements; (b) ability to assess the general application of GAAP to accounting for estimates, accruals, and reserves; (c) experience preparing, auditing, analyzing, or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be raised by our financial statements, or experience actively supervising persons engaged in these activities; (d) understanding of internal control over financial reporting; and (e) understanding of Audit Committee functions.
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
     SEC regulations require us to identify in our Annual Report on Form 10-K anyone who failed to file on a timely basis reports that were due during the most recent fiscal year or, in certain cases, prior years. Based on our review of reports we received, or written representations from reporting persons stating that they were not required to file these forms, we believe that, during the fiscal year ended October 31, 2008, all Section 16(a) filing requirements were satisfied on a timely basis with the exception of one late Form 4 filing by Barry Zwarenstein, our former Executive Vice President and Chief Financial Officer, for a December 2007 transaction.
ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
     The following Compensation Discussion and Analysis describes the principles, policies, and practices that formed the foundation of our compensation program in fiscal year 2008 and explains how they applied to our named executives for fiscal year 2008, who are our Chief Executive Officer, Douglas G. Bergeron; our Senior Vice President and Chief Financial Officer, Robert Dykes; our former Interim Chief Financial Officer, Clinton Knowles; our former Executive Vice President and Chief Financial Officer, Mr. Zwarenstein; our Executive Vice President, Integrated Solutions, Elmore Waller; and our former Executive Vice President, Global Operations, Isaac Angel. We refer to these executive officers as our “named executives.”
Compensation Program
     Objectives
     We believe that highly talented, dedicated, and results-oriented management is critical to our growth and long-term success. Our compensation program, which is subject to the oversight of our Board of Directors and its Compensation Committee, is designed to:
•	Attract, motivate, and retain management talent of high quality;

•	Align our management’s interests with those of our stockholders by providing for a significant portion of compensation in the form of stock options, restricted stock units, and other stock-based awards the value of which depends upon performance of our stock;

•	Tie each named executive’s compensation to our success during the most recent fiscal year, measured in large part by our financial and operational performance and any variations in stockholder value during that period;

•	Tie a portion of each named executive’s compensation to that executive’s individual performance in supporting our goals for the fiscal year, in order to encourage and reflect individual contributions to our overall performance by rewarding individual achievement;

•	Ensure that each named executive’s compensation is at appropriate and competitive levels relative to each other and to senior executives at companies that we have identified as peer group companies, including certain of our competitors; and

•	Permit, to the extent deemed appropriate by our Compensation Committee, the bonuses paid to our named executives to be tax deductible to us as “qualified performance-based compensation” under Section 162(m) of the Internal Revenue Code.

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
Elements of Executive Compensation
     Each compensation component is structured to recognize individual performance and to incentivize both short and long-term performance. Our compensation program consists of the following short-term and long-term components:
     Short-term components
•	Base salary

•	Variable annual and quarterly performance-based cash bonus awards

•	One-time cash performance-based bonus awards for exceptional individual performance

•	Benefits and perquisites
     Long-term component
•	Periodic grants of long-term equity-based awards, including restricted stock units and stock options
     The foregoing elements combine to promote the compensation objectives that we have outlined above. The Compensation Committee believes that a mix of both short-term cash incentives and long-term equity incentives are appropriate to implement our overall compensation program. The Compensation Committee sets base salaries and benefits and perquisites at levels that are designed to provide a competitive level of compensation in order to achieve our objective of attracting, motivating and retaining management talent of high quality. The Compensation Committee structures performance-based cash bonus awards to provide our named executives with compensation that rewards the achievement of our quarterly and annual goals and other near term stockholder value-creation strategies. The Compensation Committee uses equity incentive awards to motivate named executives to achieve superior performance over a longer period of time and to tie the majority of each named executive’s compensation to long-term stockholder value creation. In determining the amount of the compensation awarded to a particular named executive, the Compensation Committee considers the following factors:
•	Whether the short and long-term components of the compensation package, in absolute as well as relative terms, assure that appropriate recognition, incentives, and retention value are maintained.

•	Our share price performance during the fiscal year.

•	Our performance during the fiscal year as measured against projections of our performance prepared by management for the fiscal year, including projections in respect of revenue and net income, as adjusted, per share.

•	Information prepared by our outside executive compensation consultant, Compensia, as described under “Competitive Data” and “Role of Compensation Consultants” below, including information with respect to the compensation plan arrangements of technology companies with revenues comparable to ours and selected peer companies.

•	Subjective evaluations prepared by our Chief Executive Officer with respect to the individual performance of each of our other named executives, consistent with our compensation objectives. Our Chief Executive Officer did not make recommendations about his own compensation.
     Based on the foregoing factors as well as the objectives described above, the Compensation Committee considers the total compensation that may be awarded to the named executive including the allocation among base salary, performance based bonuses, equity incentives and benefits and perquisites. The Compensation Committee also takes into account the prior year’s annual cash compensation of each named executive as well as how total compensation compares as between individual named executives. For our Chief Executive Officer, the Compensation Committee also considers his equity holdings, including equity awards previously granted to him and the vesting schedules of such awards. Except as described above, the Compensation Committee does not take into account amounts realized from prior compensation or payable upon termination or change of control in determining total compensation. The Compensation Committee’s goal in awarding compensation is to award compensation that is reasonable in relation to the objectives of our compensation program when all elements of potential compensation are considered.

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
Tax Considerations
     Section 162(m) of the U.S. Internal Revenue Code places a limit on the tax deduction for compensation in excess of $1 million paid to certain “covered employees” of a publicly held corporation (generally, the corporation’s principal executive officer and its next four most highly compensated executive officers in the year that the compensation is paid). This limitation applies only to compensation which is not considered performance-based under the Section 162(m) rules. The Compensation Committee believes that it is in our best interests and the best interests of our stockholders to comply with the limitations of Section 162(m) of the Code to the extent practicable and consistent with retaining, attracting, and motivating our named executives. No named executive received annual compensation in fiscal year 2008 that exceeded the $1,000,000 limit for purposes of Section 162(m). Our Bonus Plan provides for performance based awards within the meaning of Section 162(m) and the Compensation Committee generally intends to grant awards under the Bonus Plan that are performance based within the meaning of Section 162(m).
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
Employment-Related Agreements with Named Executives
     We may enter into employment agreements with our named executives , if we determine that an employment agreement is necessary to obtain a measure of assurance as to the executive’s continued employment in light of prevailing market competition for the particular position held by the named executive, or if the Compensation Committee determines that an employment agreement is necessary and appropriate to attract, motivate, and retain executive talent in light of market conditions, the prior experience of the executive, or our practices with respect to other similarly situated employees. Based on an evaluation of these factors, we entered into an amended and restated employment agreement with our Chief Executive Officer, Mr. Bergeron, during the fiscal year ended October 31, 2007. The terms of this employment agreement are described below under “Employment Agreement with our Chief Executive Officer.”
     Employment Agreement with our Chief Executive Officer
     In the first quarter of fiscal year 2007, our Compensation Committee undertook a review of the compensation program for Mr. Bergeron, our Chief Executive Officer. The Compensation Committee was mindful of the substantial equity that Mr. Bergeron had acquired in 2002 in connection with the investment and recapitalization of our Company led by Mr. Bergeron and GTCR Golder Rauner and that the portion of the equity acquired in 2002 that was subject to vesting conditions would become fully vested by the end of the third quarter of fiscal year 2007. In conducting its review, the Compensation Committee also considered Mr. Bergeron’s equity holdings and the vesting schedule of his equity awards to assess the extent to which those holdings and the remaining unvested awards helped to serve the Compensation Committee’s goal of retaining and motivating Mr. Bergeron.
     Our Compensation Committee determined that renewal of Mr. Bergeron’s 2002 employment agreement was appropriate but also sought to establish a program that provided for longer term incentives designed to reward Mr. Bergeron for achieving operational and financial goals set by the Compensation Committee. The program was also designed to ensure that a significant portion of Mr. Bergeron’s compensation would be directly correlated to value creation for our stockholders, including share price appreciation, thus aligning Mr. Bergeron’s interests more directly with those of our stockholders.

To achieve these objectives, the Compensation Committee determined that it would be appropriate to structure a performance-based equity award that would allow Mr. Bergeron to potentially earn significant equity-based compensation, provided that we achieved substantial improvement in financial and operating performance as measured by net income, as adjusted, per share, which is a non-GAAP financial measure generally used by investment analysts to evaluate our company’s performance. Further, to align more fully Mr. Bergeron’s incentives with our company’s goal of enhancing shareholder value, the Compensation Committee determined that a portion of the equity awards should be subject to substantial share price appreciation. The Compensation Committee accomplished this by applying a 50% multiplier to the performance restricted stock units (“RSUs”) to be earned if, in addition to meeting the stated financial performance goals, we also achieved substantial improvement in our share price performance, thereby enhancing shareholder wealth considerably.
     Based on the Compensation Committee’s review, in January 2007, we entered into an amended and restated employment agreement with Mr. Bergeron which entitles Mr. Bergeron to earn up to 900,000 performance RSUs over a three year period based upon growth in our net income, as adjusted, per share and our share price. Of these RSUs, 600,000 RSUs will vest in three annual tranches of 200,000 RSUs each in the event that we meet specified financial performance targets. For fiscal year 2007, vesting of 200,000 RSUs required that we report net income, as adjusted, per share of $1.60, which exceeded management’s guidance for fiscal year 2007 at the date of the agreement. For fiscal years 2008 and 2009, vesting of 200,000 RSUs requires 20% annual increases in net income, as adjusted, per share. Net income, as adjusted, is to be determined on a basis consistent with our reported net income, as adjusted, for the fiscal year ended October 31, 2006. In addition, in each year, Mr. Bergeron may earn up to a further 100,000 RSUs but only if we achieve both the targeted improvement in net income, as adjusted, per share and a share price in excess of pre-established levels based on the volume weighted average price of our common stock (as reported on the NYSE) in the 10 trading days beginning with the second full trading day following our announcement of financial results for the applicable fiscal year ($43.20 per share for the fiscal year ended October 31, 2007, $51.84 per share for the fiscal year ended October 31, 2008, and $62.20 per share for the fiscal year ended October 31, 2009). Each year’s RSU grant also has an additional service requirement under which any RSUs earned will not vest until the end of the fiscal year following the year for which the net income per share, as adjusted, target is met. As a result, the Compensation Committee believed that these RSUs would provide significant incentives to Mr. Bergeron to remain with us, continue to grow our business, and increase stockholder value. The performance targets for the fiscal years ended October 31, 2008 and October 31, 2007 were not met and therefore both the 200,000 performance and the 100,000 market units related to each of fiscal years 2008 and 2007 have been cancelled. Up to 200,000 performance units and 100,000 market units will vest on October 31, 2009, if the fiscal year 2009 targets are achieved.
     The January 2007 amended and restated employment agreement with Mr. Bergeron also provided for an increase of Mr. Bergeron’s fiscal year 2007 annual base salary from approximately $600,000 to $700,000, subject to annual increases at the discretion of the Compensation Committee. The Compensation Committee determined not to increase Mr. Bergeron’s base salary for the fiscal year ended October 31, 2008. The agreement further provides for a potential annual cash bonus, of between 0 and 200% of the target bonus established by the Compensation Committee, with an initial target bonus for fiscal year 2007 of $900,000, compared to the $750,000 target bonus previously in effect. For the fiscal year 2008, the Compensation Committee kept the target bonus for Mr. Bergeron at $900,000. The cash bonus is to be based on Mr. Bergeron’s performance and the achievement of pre-established performance criteria established by the Compensation Committee.
     The term of the employment agreement ends on October 31, 2009, subject to automatic renewal for additional one-year periods six months prior to the termination date. If Mr. Bergeron’s employment is terminated without Cause or if Mr. Bergeron terminates his employment for Good Reason (as such terms are defined in the employment agreement), then Mr. Bergeron may be entitled to severance equal to one year’s current base salary and bonus paid for the prior fiscal year provided that any severance payments are conditioned on Mr. Bergeron’s compliance with the noncompetition provisions of the employment agreement. We have the option to extend the noncompetition period for an additional year, by paying Mr. Bergeron an additional year’s severance. Certain of our equity awards to Mr. Bergeron also include provisions for acceleration upon a Qualifying Termination in connection with a Change of Control as those terms are defined in the award agreements. See “Potential Payments Upon Termination or Change of Control.”
     Severance Agreement with our Chief Financial Officer
     Mr. Dykes became our Chief Financial Officer on September 9, 2008. We entered into a severance agreement with Mr. Dykes effective September 2, 2008. The agreement requires us to provide specified payments and benefits to Mr. Dykes if we undergo a change in control that results in a qualifying termination. A qualifying termination occurs if Mr. Dykes’ employment is terminated other than for cause or if he resigns for good reason in the period beginning 90 days prior to a change in control and ending 12 months after a change in control. A change in control for purposes of the agreement means any of the following events, subject to specified exceptions:
•	any person or group of persons becomes the beneficial owner of 40% or more of our outstanding voting securities;

•	the consummation of a merger or similar transaction that requires the approval of our stockholders (either for the transaction itself or for the issuance of securities);

•	the sale of all or substantially all of our assets; and

•	our liquidation or dissolution.
     If there is a qualifying termination, we must pay Mr. Dykes, within 10 days following the date of termination, a sum equal to the total of (i) Mr. Dykes’ base salary through the date of termination and any bonuses that have become payable and have not been paid or deferred, (ii) any accrued vacation pay and compensation previously deferred, other than pursuant to a tax-qualified plan and (iii) Mr. Dykes’ annual base salary during the six-month period immediately prior to the date of termination. In connection with a qualifying termination, we must also provide Mr. Dykes with continuing health insurance and related benefits for six months following the date of termination.
     In connection with a person or group of persons becoming the beneficial owner of 40% or more of our outstanding voting securities, a merger or similar transaction, or the sale of all or substantially all of our assets that constitutes a change in control, the severance agreement also provides for the full vesting of any stock options, restricted stock and other stock-based rights held by Mr. Dykes pursuant to our 2006 Equity Incentive Plan. The agreement provides for modification to these payments and other benefits in order to mitigate the tax effects on Mr. Dykes of a specified federal excise tax.
     Under the severance agreement, Mr. Dykes has agreed that in the event of a tender or exchange offer, proxy contest or the execution of an agreement whose consummation would constitute a change in control, he will not voluntarily leave his employment with us (other than as a result of disability, mandatory retirement or for good reason) until the change in control occurs or is terminated. The severance agreement continues in effect until we give 12 months’ written notice of cancellation, but the agreement ends immediately if Mr. Dykes’ employment is terminated more than 90 days before a change in control.
     Executive Services Agreement Relating to our Former Interim Chief Financial Officer
     Mr. Knowles provided services to us pursuant to an executive services agreement entered into as of May 15, 2008, between Tatum, LLC, of which Mr. Knowles is a partner, and us. Mr. Knowles became an employee of ours on June 2, 2008 and became our interim chief financial officer on August 19, 2008, a position he held until the appointment of Mr. Dykes as chief financial officer on September 9, 2008. Under the terms of the executive services agreement, we paid Mr. Knowles a salary of $24,500 a month and paid Tatum a fee of $10,500 per month for each month that Mr. Knowles was employed by us. The agreement also provided for an annualized cash bonus of up to $60,000 based upon the achievement of certain operating objectives by us. 70% of such bonus was payable to Mr. Knowles and 30% of such bonus was payable to Tatum. We awarded a total cash bonus of $10,000, $7,000 of which was allocated to Mr. Knowles and $3,000 of which was allocated to Tatum, following the completion of Mr. Knowles’ services with us. Mr. Knowles was also reimbursed by us for his temporary living expenses as well his expenses for commuting to our offices in San Jose, California. Mr. Knowles did not receive any benefits under our health insurance plans. However, Mr. Knowles was entitled to participate in our 401(k) plan.
     Separation Agreement with our Former Chief Financial Officer
     We entered into a separation agreement with Mr. Zwarenstein effective April 1, 2008, which, subject to the terms and conditions thereof, provides for the payment of a severance amount of $250,000, which represents Mr. Zwarenstein’s right to severance under any and all severance agreements and policies, offset by $150,000 of quarterly bonus payments received by Mr. Zwarenstein with respect to our fiscal year ended October 31, 2007 which Mr. Zwarenstein agreed to reimburse to us because our restated results did not achieve the quarterly bonus targets. Mr. Zwarenstein is also entitled to receive certain health insurance and similar welfare benefits for up to 18 months from his resignation date. Indemnification and confidentiality provisions to which Mr. Zwarenstein is entitled or bound under pre-existing employment arrangements remain in full force and effect. We and Mr. Zwarenstein agreed to cooperate with one another to ensure an orderly transition and in respect of any ongoing legal proceedings or related matters. We and Mr. Zwarenstein also agreed to enter into mutual releases. Mr. Zwarenstein’s employment with us terminated as of August 19, 2008.
     Separation Agreement with our Former Executive Vice President, Global Operations
     Isaac Angel resigned as our Executive Vice President, Global Operations effective January 1, 2008 and remained as an advisor to us through November 30, 2008. We entered into a separation agreement with Mr. Angel effective January 15, 2008, which, subject to the terms and conditions thereof, provides for a payment totaling approximately 3.8 million Israeli New Shekels, or $1,020,156 based on a Shekel to U.S. Dollar exchange rate of 3.743 on October 31, 2008. This payment consists primarily of a severance amount in accordance with Israeli labor laws equal to one month of his then current base salary multiplied by the number of years of service to us (including release of amounts previously deposited into a severance pay fund for such statutory severance), payout of accrued vacation, and a three month notice period payment. We also agreed to continue to provide certain benefits, including the use of a company car and use of a company cellular phone, and to continue the vesting of Mr. Angel’s stock options during the period he served as an advisor to us. Mr. Angel received the statutory minimum employment wage in Israel during his employment as an advisor to us from January 1, 2008 through November 30, 2008.

Indemnification, confidentiality and non-compete provisions to which Mr. Angel is entitled or bound under pre-existing employment arrangements remain in full force and effect. We and Mr. Angel also agreed to a mutual release of all claims related to his employment with us and agreed to cooperate with one another in respect of any existing or future legal proceedings.
     Indemnification Agreements
     As permitted by the Delaware General Corporation Law, we have adopted provisions in our amended and restated certificate of incorporation that authorize and require us to indemnify our officers and directors to the full extent permitted under Delaware law, subject to limited exceptions. We have also entered, and intend to continue to enter, into separate indemnification agreements with each of our directors and executive officers which may be broader than the specific indemnification provisions contained in Delaware law.
Determination of Compensation
     Role of Compensation Consultants
     We and the Compensation Committee consult from time to time with executive compensation consultants and consider the compensation levels of companies within our industry and other industries that compete for the same talent. Neither we nor the Compensation Committee has maintained any long-term contractual relationship with any compensation consultant. Periodically, we also retain compensation consultants to assist in the design of programs that affect named executive compensation. As described below, in fiscal year 2008, the Compensation Committee used market data and analysis from Compensia, an outside executive compensation consultant, in reviewing our compensation levels and the proposed structure of the compensation program for our Chief Executive Officer and other named executives. In addition, we subscribe to certain third party compensation survey services that allow us to access reports and compensation survey data detailing compensation practices at peer companies and in the relevant geographical locations for benchmarking purposes.
     Competitive Data
     For fiscal year 2008, our Compensation Committee relied upon market data and executive compensation data and trends of our peer group companies from three primary third party sources: Compensia, Equilar, Inc., a provider of executive compensation benchmarking solutions, and Radford, a provider of compensation market intelligence to the technology and life sciences industries. The peer group companies reviewed and approved by the Compensation Committee are primarily technology companies, some of which compete with us for business or for executive personnel. The Compensation Committee’s intent was to choose peer group companies that have one or more attributes significantly similar to us, including size (evaluated on the basis of revenue), location, general industry, or products. The Compensation Committee reviewed this and other benchmarking data and market trends derived from additional surveys and market information with representatives of our Human Resources department and outside counsel. The following companies made up the peer group companies for fiscal year 2008:

Cadence Design Systems	Retalix
Intermec	salesforce.com
MICROS Systems	ScanSource
Novell	Sybase, Inc.
Palm	Zebra Technologies
     The Compensation Committee used the compensation data and market trends described above as one of numerous factors in its decisions regarding compensation, and generally used such data and trends as a reference point in making decisions as to whether the contributions of each named executive are properly reflected in his compensation. The Compensation Committee also gave great weight to our business performance, including performance under several financial metrics, and individual performance as described below in its executive compensation decisions. It did not, however, separately consider the historical performance or future projected performance trends of any of these peer group companies relative to our historical performance or future projected performance trends for executive compensation purposes. The Compensation Committee applied a similar approach with respect to determinations of change of control or termination payments for our named executives, as further described below under “Potential Payments Upon Termination or Change of Control.”
     The Compensation Committee reviewed our executive compensation programs and practices, and analyzed, for each named executive, all existing elements of compensation (including base pay, cash bonus awards, and long-term compensation in the form of equity awards). The Compensation Committee compared these compensation components separately, and in total, to compensation at the peer group companies in an effort to set each element of compensation at a level such that the aggregate total compensation for each named executive is at or above the top quartile of peer group companies surveyed, due to performance and desire to retain and motivate our most talented and experienced executives.

     Base Salary
     The objective of base salary is to provide fixed compensation to a named executive that reflects his or her job responsibilities, experience, value to our company, and demonstrated performance. The salary of our Chief Executive Officer, Mr. Bergeron, for the 2008 fiscal year was determined by his employment agreement with us, as described above under, “Employment-Related Agreements with Named Executives—Employment Agreement with our Chief Executive Officer.” The salaries for the other named executives were determined by the Compensation Committee based on a variety of factors including the following:
•	The scope and importance of the named executive’s responsibilities.

•	The contribution and experience of the named executive.

•	Competitive market information regarding salaries.

•	The importance of retaining the named executive along with the competitiveness of the market for the named executive’s role and responsibilities.

•	The recommendation of our Chief Executive Officer based on his subjective evaluation of the individual’s performance.

•	The base salary of the named executive in prior fiscal years.

•	The base salary of individual named executives as compared with each other.
     Base salaries are typically reviewed annually in the first quarter of each fiscal year in connection with annual performance reviews and adjusted to take into account the factors described above.
     Fiscal Year 2008 Base Salary Determination
     The following table identifies actions taken during fiscal year 2008 with respect to the base salaries of the named executives:

Named Executives	Action
Douglas G. Bergeron	$700,000 per year in accordance with the salary set forth in his employment agreement
Robert Dykes	$420,000 per year in accordance with offer letter dated August 12, 2008, commencing September 2, 2008
Clinton Knowles(1)	$24,500 per month in accordance with Executive Services Agreement between Tatum, LLC and us, dated May 15, 2008
Barry Zwarenstein(2)	Retained base salary at the fiscal year 2007 level of $400,000
Isaac Angel	Effective January 1, 2008, Mr. Angel retired from his role as Executive Vice President, Global Operations, and served as an advisor to us until November 30, 2008. In connection with his employment as an advisor, Mr. Angel received the statutory minimum employment wage in Israel.
Elmore Waller	Retained base salary at the fiscal year 2007 level of $315,000

(1)	Under the terms of his Executive Services Agreement, we paid Mr. Knowles a salary of $24,500 a month and paid Tatum a fee of $10,500 per month for each month that Mr. Knowles was employed by us.

(2)	Mr. Zwarenstein’s employment with us terminated as of August 19, 2008.
     For the fiscal year ended October 31, 2008, the Compensation Committee decided to set the annual base salary of each of our named executives, including that of our Chief Executive Officer but excluding Messrs. Dykes and Knowles, at the same level as the annual base salary for the fiscal year ended October 31, 2007. The primary reason for such decision is because in fiscal year 2008 we restated our interim financial statements for fiscal year 2007. In the case of Mr. Dykes, who joined our company as Senior Vice President and Chief Financial Officer in September 2008, the Compensation Committee considered a number of factors, including similar arrangements in place at our peer group companies, the total compensation package to be offered to Mr. Dykes, the extent of Mr. Dykes’ past experience, and Mr. Dykes’ role and scope of responsibilities within our company. In the case of Mr. Knowles, the salary and fee paid to Tatum were negotiated with Tatum, LLC and were based upon a number of factors, including Mr. Knowles’ experience and the fees for similar arrangements.
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
     In setting annual bonus compensation, which is usually intended to account for all of the bonus compensation of our CEO and at least one-third of overall bonus compensation of our other named executives, the Compensation Committee determines a target dollar value for annual bonus awards at the beginning of the fiscal year and has the discretion to deliver between 0% and 200% of the target annual bonus compensation for our CEO and between 0% and 100% of the target annual bonus compensation to our other named executives based on the following factors, with the goal of allocating at least 80% of a named executive’s annual bonus based on objective performance-based factors:
•	Our actual financial performance in comparison to internal financial performance forecasts prepared by our management and presented to the Compensation Committee and the Board of Directors in the first quarter of each fiscal year.

•	Our stock price performance as compared to internal stock price appreciation targets and the stock price appreciation of our peers during the prior fiscal year. For purposes of this evaluation, our peers are those companies listed under “Competitive Data” above.

•	Performance considerations relating to increased responsibilities performed by a named executive during the fiscal year which were not contemplated when the named executive’s target bonus was established.

•	Performance considerations relating to unforeseen events during the prior year.

•	The Compensation Committee’s subjective evaluation of the named executive’s individual performance.
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

Financial Performance Metric	Description
Revenue	Revenue growth is an essential component of long-term success and viability. Revenue is calculated in accordance with generally accepted accounting principles (“GAAP”).
Net Income, as Adjusted, Per Share(1)	Net income, as adjusted, per share growth provides an indicator as to our ability to generate returns on our operations and fund future growth. This is a non-GAAP financial measure that we have historically used to evaluate our performance and compare our current results with those for prior periods as well as with the results of other companies in its industry. This non-GAAP financial measure has also been used by investment analysts to evaluate our performance.
EBITDA, as Adjusted(1)	EBITDA, or earnings before interest, taxes, depreciation, and amortization, as adjusted, provides a good indicator of our financial performance by reference to cash generated by our business. EBITDA, as adjusted, is a non-GAAP measure that we use internally to evaluate the overall operating performance of our business.

(1)	Net Income, as adjusted, per share and EBITDA, as adjusted, are non-GAAP financial measures that we use in addition to GAAP results to evaluate our performance and compare our results to other companies. EBITDA, as adjusted, is calculated by excluding the following GAAP items from net income (loss) as reported: interest expense and income, income taxes, depreciation, amortization, in-process research and development, stock-based compensation, acquisition related charges, restructuring costs, the non-cash portion of loss on debt extinguishment and write-off of capitalized software. Net Income, as adjusted, per share is calculated by excluding the following GAAP items from EBITDA, as adjusted: interest expense, net, restatement expenses, impairment of goodwill and intangible assets and restructuring costs, all presented on an after-tax basis, as well as changes in the valuation allowance of deferred tax assets. For the fiscal year ended October 31, 2008, our GAAP financial statements and the items to reconcile to our non-GAAP financial measures are described and included in our Form 8-K filed December 16, 2008 for our preliminary fourth quarter and fiscal year 2008 results; Form 8-K filed September 9, 2008 for our third quarter results; and Form 8-K filed August 19, 2008 for our first and second quarter results.

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
3. Unforeseen Events
     After the end of the fiscal year, the Compensation Committee reviews our actual performance against each of the financial and stock price performance metrics. In determining the extent to which the financial and stock price performance metrics are met for a given period, the Compensation Committee exercises its judgment whether to reflect or exclude the impact of changes in accounting principles and extraordinary, unusual, or infrequently occurring events. To the extent appropriate, the Compensation Committee will also consider the nature and impact of such events in the context of the bonus determination. Although the Compensation Committee believes that the bulk of the bonus should normally be based on objective measures of financial and stock performance, the Compensation Committee believes that in certain circumstances more subjective elements are also important in setting the bonus compensation of named executives.
     We do not have a formal policy on the adjustment or recovery of awards or payments if the relative performance measures are restated or otherwise adjusted for our named executives other than with respect to the outstanding performance equity awards for Mr. Bergeron. For Mr. Bergeron, in certain circumstances in which we restate financial results such that the performance condition for an equity award tranche would no longer be met, then such award would be forfeited. However, the Compensation Committee expects that named executives will forfeit or return any award or payment to the extent that such award or payment was incorrectly awarded or paid because the relevant performance measures used to determine such award or payment are restated or otherwise adjusted in a manner that would reduce the size of the award or payment. As an example, the Compensation Committee requested (and our former Chief Financial Officer agreed), that our former Chief Financial Officer would upon departure from the company forfeit quarterly bonus payments previously received in respect of fiscal year 2007 because such quarterly bonus payments were awarded on the basis of financial performance measures that, following the company’s restatement of its interim results for fiscal year 2007, were not met. The amount of these previous bonus payments was offset against contractual severance payments.
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
     After the completion of the fiscal year, the Compensation Committee has a meeting with the Chief Executive Officer to review whether the Chief Executive Officer’s pre-established individual goals were met and to provide the Chief Executive Officer with an opportunity to present what he believes are his significant contributions to our company for the fiscal year. The Compensation Committee also reviews the individual performance of each other named executive with the Chief Executive Officer. In determining the overall individual performance of each named executive other than the Chief Executive Officer, the Compensation Committee places substantial weight on the Chief Executive Officer’s recommendations.

5. Compensation Committee Discretion
     Notwithstanding the foregoing, the Compensation Committee has the discretion, in appropriate circumstances, to award a bonus less than the amount determined by the steps set out above, including to award no bonus at all.
Fiscal Year 2008 Bonus Determinations
Determination of 2008 Annual Target Bonus Amount
     In the first quarter of each fiscal year, the Compensation Committee sets a target bonus amount for each named executive. The target bonus takes into account all factors that the Compensation Committee deems relevant, with a focus on the objectives of our compensation program. In particular, the Compensation Committee evaluates individual and company performance during the last fiscal year and then existing competitive market conditions for executive talent in determining the target bonus of the named executives in the current fiscal year. The Compensation Committee also places significant weight on the recommendation of our Chief Executive Officer in setting target annual bonus compensation of the other named executives for the fiscal year. For the fiscal year ended October 31, 2008, Mr. Bergeron’s target bonus was $900,000 in accordance with the terms of his employment agreement with us. In addition, for the fiscal year ended October 31, 2008, the annual target bonus for each of Mr. Zwarenstein and Mr. Waller were set at the same level as the annual target bonus amount for the fiscal year ended October 31, 2007.
Annual Target Bonus
     For fiscal year 2008, the Compensation Committee approved the following target bonuses for the named executives:

Target
Named Executive	Annual Bonus
Douglas G. Bergeron	$900,000
Robert Dykes(1)	$—
Clinton Knowles(2)	$60,000
Barry Zwarenstein(3)	$100,000
Elmore Waller	$50,000
Isaac Angel (4)	$—

(1)	No annual target bonus for fiscal year 2008 was set for Mr. Dykes as he joined us in September 2008.

(2)	Mr. Knowles was employed by us from June 2, 2008 to September 9, 2008. Mr. Knowles was eligible to receive an annualized cash bonus of up to $60,000 based upon the achievement of certain operating objectives by us in accordance with the Executive Services Agreement between Tatum, LLC and us dated May 15, 2008. Under the Executive Services Agreement, 70% of such bonus was payable to Mr. Knowles and 30% of such bonus was payable to Tatum, LLC, of which Mr. Knowles is a partner.

(3)	We entered into a separation agreement with Mr. Zwarenstein effective April 1, 2008. Mr. Zwarenstein did not receive any payout of target bonus for fiscal year 2008.

(4)	The Compensation Committee did not set a target bonus for Mr. Angel based on Mr. Angel’s plan to retire from his role as Executive Vice President, Global Operations effective January 1, 2008.
     As indicated above, Mr. Bergeron may receive between 0% and 200% of his annual target bonus and each other named executive may receive between 0% and 100% of his annual target bonus, in each case based on the Compensation Committee’s review of the factors listed above, with the goal of allocating at least 80% of a named executive’s annual bonus based on objective performance-based factors. Accordingly, each named executive may receive a bonus that is greater or less than his annual target bonus (and which could be zero), depending on whether, and to what extent performance and other conditions are satisfied and the Compensation Committee’s evaluation of the named executive’s performance.
Annual Bonus Awards
     As discussed above, annual bonus awards are generally determined based on our actual financial performance compared to the forecasts developed at the beginning of the fiscal year. The weakening economy and declining global demand for our products and services, particularly beginning in the fourth fiscal quarter of 2008, were key factors in our determination of annual bonus awards for fiscal year 2008. In determining the amount of annual bonus paid to Mr. Waller for fiscal year 2008 equal to $25,000, we considered (1) Mr. Waller’s contributions to our strong performance in the multi-lane retail market in fiscal year 2008, which resulted in achievement to plan in the 90th percentile (rounded to the nearest tenth percentile), (2) the declines in the petroleum solutions business, which resulted in an overall achievement to plan in the integrated solutions business in the 70th percentile (rounded to the nearest tenth percentile) and (3) the weaker overall corporate performance in fiscal year 2008 due to the adverse economic climate.

Based upon Mr. Knowles’ contributions during his service with us through September 9, 2008, and in particular for his contributions to our third quarter 2008 close and the timely filing of our interim financial statements on Form 10-Q for that quarter, we awarded a total cash bonus of $10,000, $7,000 of which was allocated to Mr. Knowles and $3,000 of which was allocated to Tatum, following the completion of Mr. Knowles’ services with us. We did not pay out any target bonus to Mr. Zwarenstein for fiscal year 2008. In addition, because the performance criteria established by the Compensation Committee for Mr. Bergeron’s target bonus were not met, no target bonus payment was made to Mr. Bergeron for fiscal year 2008.
Determination of 2008 Quarterly Target Bonus Amounts
     In the first quarter of each fiscal year, the Compensation Committee sets quarterly bonus targets for each of our named executives other than our CEO. Approximately 80% of the quarterly bonus targets will generally be awarded if performance-based goals established by the Compensation Committee for the quarter are met. We set target quarterly bonuses for Mr. Zwarenstein but did not pay out any target bonus to him for fiscal year 2008 and, in connection with his separation agreement with us, effective April 1, 2008, Mr. Zwarenstein agreed to reimburse us $150,000 of quarterly bonus payments which he had received with respect to our fiscal year ended October 31, 2007 because our restated results for the relevant periods did not meet the quarterly financial performance targets for bonus eligibility. Mr. Waller’s performance-based goals were based on (A) the amount contributed by his business unit to our operating income for the quarter and (B) the gross margin achieved by his business unit for the quarter. If Mr. Waller’s business units contributed between 85% and 100% of his performance-based goal, he may be entitled to receive a reduced portion of his performance-based quarterly bonuses. Mr. Waller’s performance-based bonus could also exceed 100% of the target performance-based quarterly bonus if his business units contributed in excess of 100% of his performance-based goal. Approximately 20% of the quarterly bonus target will be awarded if the named executive has met or exceeded the expectations of our CEO based on our CEO’s subjective review of the named executive’s individual performance during the quarter. The Compensation Committee approved the following target bonuses for fiscal year 2008 for the named executives:

	Q1		Q2		Q3		Q4
	Performance	Q1	Performance	Q2	Performance	Q3	Performance	Q4
	Target	Individual	Target	Individual	Target	Individual	Target	Individual
Named Executive	Bonus	Target Bonus	Bonus	Target Bonus	Bonus	Target Bonus	Bonus	Target Bonus
Robert Dykes(1)	—	—	—	—	—	—	—	—
Clinton Knowles(2)	—	—	—	—	—	—	—	—
Barry Zwarenstein(3)	$40,000	$10,000	$40,000	$10,000	$40,000	$10,000	$40,000	$10,000
Isaac Angel(4)	—	—	—	—	—	—	—	—
Elmore Waller	$25,000	$5,000	$25,000	$5,000	$25,000	$5,000	$25,000	$5,000

(1)	Mr. Dykes joined us as Senior Vice President effective September 2, 2008 and Chief Financial Officer effective immediately following the filing of our Quarterly Report on Form 10-Q on September 9, 2008.

(2)	Mr. Knowles served as our Interim Chief Financial Officer from August 19, 2008 through September 9, 2008.

(3)	We entered into a separation agreement with Mr. Zwarenstein effective April 1, 2008. We did not pay out any target bonus to Mr. Zwarenstein for fiscal year 2008 and, in connection with his separation agreement with us, Mr. Zwarenstein agreed to reimburse us $150,000 of quarterly bonus payments which he had received with respect to our fiscal year ended October 31, 2007 because our restated results did not meet the quarterly financial performance targets for bonus eligibility.

(4)	The Compensation Committee did not set a target bonus for Mr. Angel based on Mr. Angel’s plan to retire from his role as Executive Vice President, Global Operations effective January 1, 2008.
Quarterly Bonus Awards
     The following quarterly bonus awards were actually made to our named executives in fiscal year 2008:

	Q1	Q1	Q2	Q2	Q3	Q3	Q4	Q4
	Performance	Individual	Performance	Individual	Performance	Individual	Performance	Individual
	Bonus	Bonus	Bonus	Bonus	Bonus	Bonus	Bonus	Bonus
Named Executive	Paid	Paid	Paid	Paid	Paid	Paid	Paid	Paid
Robert Dykes(1)	—	—	—	—	—	—	—	—
Clinton Knowles(2)	—	—	—	—	—	—	—	—
Barry Zwarenstein(3)	—	—	—	—	—	—	—	—
Isaac Angel(4)	—	—	—	—	—	—	—	—
Elmore Waller(5)	$15,000	$3,000	$5,000	$—	$9,375	$2,500	$—	$5,000

(1)	Mr. Dykes joined us as Senior Vice President effective September 2, 2008 and Chief Financial Officer effective immediately following the filing of our Quarterly Report on Form 10-Q on September 9, 2008.

(2)	Mr. Knowles served as our Interim Chief Financial Officer from August 19, 2008 through September 9, 2008.

(3)	We entered into a separation agreement with Mr. Zwarenstein effective April 1, 2008. We did not pay out any target bonus to Mr. Zwarenstein for fiscal year 2008 and, in connection with his separation agreement with us, Mr. Zwarenstein agreed to reimburse us $150,000 of quarterly bonus payments which he had received with respect to our fiscal year ended October 31, 2007 because our restated results did not meet the quarterly financial performance targets for bonus eligibility.

(4)	The Compensation Committee did not set a target bonus for Mr. Angel based on Mr. Angel’s plan to retire from his role as Executive Vice President, Global Operations effective January 1, 2008.

(5)	The performance target bonus payments to Mr. Waller were based on the achievement of preset targets for the contribution margin and gross margin of Mr. Waller’s business unit, which were impacted to some extent by market conditions. For fiscal year 2008, the business unit’s gross margin and contribution margin targets for each fiscal quarter were determined based on specific gross margin and contribution margin improvements built into our company-wide plan and year over year growth goals. For fiscal year 2008, Mr. Waller’s achievement of these targets, rounded to the nearest tenth percentile, were 90th percentile for both targets in Q1; 70th percentile for contribution margin and over 100% for gross margin in Q2; 80th percentile for contribution margin and over 100% for gross margin in Q3; and 80th percentile for contribution margin and 90th percentile for gross margin in Q4. The individual bonus amounts paid to Mr. Waller for fiscal year 2008 were based on our CEO’s subjective review of Mr. Waller’s individual performance, which took into consideration, among other factors, staff management and development, business strategy execution, sales forecast accuracy and inventory management.
One-Time Bonuses
     For fiscal year 2008, the Compensation Committee did not make any awards of one-time bonuses.
Long-Term Equity Incentive Compensation
     On an annual basis, usually at the mid-point of each fiscal year, the Compensation Committee determines whether to make long-term incentive awards to each named executive, with the exception of our Chief Executive Officer, whose long-term incentive awards are determined solely on the basis of the objective performance-based criteria set forth in his employment agreement and which are described under “Employment-Related Agreements with Named Executives—Employment Agreement with our Chief Executive Officer” above.
     Amount of Incentive Compensation. The amount of long-term incentive compensation, if any, awarded each year to the other named executives is determined by the Compensation Committee, in consultation with our Chief Executive Officer, after taking into account our overall compensation program objectives. These grants are intended to serve as incentives for our named executives to remain with us and continue that performance and to tie a substantial amount of their overall compensation to the long-term performance of our common stock. In making awards of options and restricted stock units for our named executives, the Compensation Committee determined that at least one-third of total compensation for each of the named executives other than Mr. Bergeron should be in the form of these awards to ensure that the interests of each of our named executives is aligned with the interests of our stockholders. The Compensation Committee has determined that the value of restricted stock units for purposes of the long-term incentive compensation determination should be based on the value of the underlying common stock on the date of grant. We have determined that the value of stock options for purposes of the long-term incentive compensation determination should be based on the Black-Scholes value of the stock option on the date of grant.
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
     Vesting of Long-Term Incentives. Generally stock options granted to executives become exercisable as to 25% of the grant approximately one year after the grant date and as to the remainder of the grant in equal quarterly installments over the following three years. The stock option life is seven years from the date of grant and offers named executives the right to purchase the stated number of shares of our common stock at an exercise price per share determined on the date of grant. Stock options have value only to the extent the price of our shares on the date of exercise exceeds the applicable exercise price.

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
     Equity Grant Procedures. Equity awards to our employees are awarded only on dates that the Compensation Committee meets. As a result of this procedure, we have historically awarded equity grants to our named executives (other than our Chief Executive Officer) based on an annual review of employee equity awards at the Compensation Committee’s regularly scheduled meeting in March of each year. However, in 2008, the Compensation Committee did not commence its annual review of employee equity awards until September 2008, following the completion of our restatement of our financial statements and the filings of our Form 10-K for fiscal year 2007 and Form 10-Qs for the first and second quarters of fiscal year 2008.
Fiscal Year 2008 Long-Term Incentive Determinations
     Because none of the performance criteria set forth in Mr. Bergeron’s employment agreement were met for fiscal year 2007, the 300,000 RSUs that could have vested under Mr. Bergeron’s employment agreement as a result of fiscal year 2007 performance were cancelled in the first quarter of fiscal year 2008. Pursuant to his employment agreement, for fiscal year 2008 Mr. Bergeron was entitled to vest another tranche of 300,000 RSUs if he met certain specified performance targets. Because such performance criteria were not met for fiscal year 2008, the 300,000 RSUs that could have vested under Mr. Bergeron’s employment agreement as a result of fiscal year 2008 performance were cancelled in the first quarter of fiscal year 2009.
     Mr. Dykes joined us in September 2008 as Senior Vice President and Chief Financial Officer. Our Compensation Committee and Board approved an equity award of 500,000 options to Mr. Dykes, of which 400,000 options vest over four years and 100,000 options vest over a five year deferred vesting schedule. On November 21, 2008, Mr. Dykes voluntarily relinquished these equity awards back to us and they have been cancelled.
     Except as provided above, no other named executives received an equity award in fiscal year 2008, primarily due to the fact that we restated our fiscal year 2007 interim financial statements during the year.
Perquisites and Benefits
     Other than with respect to Isaac Angel, we do not provide perquisites or personal benefits (such as financial services, air travel (other than reimbursement for business travel), country club memberships or car allowances) to the named executives other than standard health benefits available to all employees. Up through Mr. Angel’s retirement on January 1, 2008, from his position as Executive Vice President, Global Operations, we provided Mr. Angel with the use of a car and a recuperation allowance benefit as is customary for executive employees of Israel, Mr. Angel’s home country. We also reimbursed Mr. Angel for the cost of his home telephone use. These benefits were previously provided to Mr. Angel in connection with his employment at Lipman, which we acquired on November 1, 2006. Following Mr. Angel’s retirement, from January 1, 2008 through November 30, 2008, Mr. Angel served as an advisor to us. Under Mr. Angel’s separation agreement, we continued to provide Mr. Angel with the use of a company car, recuperation allowance benefit and use of a company cellular phone during his term as an advisor to us. See “Employment-Related Agreements with Named Executives—Separation Agreement with our Former Executive Vice President, Global Operations.”

EXECUTIVE COMPENSATION
Summary Compensation
     The following table sets forth compensation awarded to, paid to, or earned by VeriFone’s named executives during fiscal years 2008 and 2007.
Summary Compensation Table

										Change in
										Pension
										Value and
								Non-Equity		Nonqualified
						Stock	Option	Incentive Plan		Deferred Comp	All Other
	Fiscal	Salary		Bonus		Awards	Awards	Compensation		Earnings	Compensation		Total
	Year	($)		($)		($)(1)	($)(2)	($)		($)	($)		($)
Douglas G. Bergeron	2008	700,000		—		288,600 (3)	534,808	—		—	7,614	(4)	1,531,022
Chief Executive Officer	2007	700,000		—		287,499 (3)	564,631	—		—	46,968		1,599,098

Robert Dykes	2008	68,385		—		—	136,072 (6)	—		—	844	(7)	205,301
Senior Vice President and Chief Financial Officer(5)

Clinton Knowles	2008	113,221	(9)	7,000		—	—	—		—	3,488	(10)	123,709
Former Interim Chief Financial Officer(8)

Barry Zwarenstein	2008	364,101		—		347,381	518,230	—		—	255,387	(12)	1,485,099
Former Executive Vice President and Chief Financial Officer(11)	2007	400,000		30,000	(13)	346,744	463,779	120,000	(13)	—	4,864		1,365,387

Isaac Angel	2008	160,989	(15)	—		—	417,030	—		—	797,560	(16)	1,375,579
Former Executive Vice President, Global Operations(14)	2007	321,900	(15)	—		—	3,503,039	192,284		—	102,173		4,119,396

Elmore Waller	2008	315,000		35,500		72,150	398,791	29,375		—	864	(17)	851,680
Executive Vice President, Integrated Solutions	2007	315,000		50,000		71,875	336,705	70,613		—	1,907	(18)	846,100

(1)	Amounts shown in this column reflect our accounting expense for these restricted stock unit awards and do not reflect whether the recipient has actually realized a financial benefit from the awards (such as by vesting in a restricted stock unit award). This column represents the dollar amount recognized for financial statement reporting purposes with respect to each fiscal year for the fair value of restricted stock units granted to the named executives in accordance with SFAS No. 123(R). Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. No stock awards were forfeited by any of the named executives during fiscal years 2008 and 2007. For information on the valuation assumptions used for the calculation of these amounts, refer to “Stockholders’ Equity” of the notes to consolidated financial statements included in our Annual Report on Form 10-K for each of our fiscal years. See the Grants of Plan-Based Awards table below for information on awards made in fiscal year 2008.

(2)	Amounts shown in this column reflect our accounting expense for these awards and do not reflect whether the recipient has actually realized a financial benefit from the awards (such as by exercising stock options). This column represents the dollar amount recognized for financial statement reporting purposes with respect to each fiscal year for the fair value of stock options granted to the named executives. The fair value was estimated using the Black-Scholes option pricing model in accordance with SFAS No. 123(R). Pursuant to SEC rules, amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For information on the valuation assumptions used for the calculation of these amounts, refer to “Stockholders’ Equity” of the notes to consolidated financial statements included in our Annual Report on Form 10-K for each of our fiscal years. See the Grants of Plan-Based Awards table below for information on awards made in fiscal year 2008.

(3)	On January 4, 2007, we granted a total of 900,000 RSUs to Mr. Bergeron. All these RSUs have performance and/or market- based vesting. The fiscal year 2008 targets were finalized on August 19, 2008, the grant date for FAS123(R) purposes. As of October 31, 2008, we had not recognized any compensation expense related to these RSUs as the financial targets for fiscal years 2008 and 2007 were not achieved. The 200,000 performance based units and 100,000 market units for each of fiscal years 2007 and 2008 were cancelled as the financial targets related to these RSUs were not achieved. Up to 200,000 performance units and 100,000 market units will vest on October 31, 2009, if the fiscal year 2009 targets are achieved.

(4)	Includes $6,750 of company 401(k) plan matching contribution and $864 of life insurance premiums.

(5)	Mr. Dykes joined us as Senior Vice President effective September 2, 2008 and Chief Financial Officer effective immediately following the filing of our Quarterly Report on Form 10-Q on September 9, 2008.

(6)	Represents option grants for the purchase of an aggregate 500,000 shares of Common Stock. On November 21, 2008, Mr. Dykes voluntarily relinquished these options back to us and they have been cancelled.

(7)	Includes $700 of company 401(k) plan matching contribution and $144 of life insurance premiums.

(8)	Mr. Knowles served as our Interim Chief Financial Officer from August 19, 2008 through September 9, 2008.

(9)	In addition to the salary paid to Mr. Knowles, during Mr. Knowles’ employment with us, we paid a monthly fee of $10,500 to Tatum LLC, of which Mr. Knowles is a partner.

(10)	Includes $3,128 of company 401(k) plan matching contribution and $360 of life insurance premiums.

(11)	Mr. Zwarenstein resigned from his role as Executive Vice President and Chief Financial Officer effective August 19, 2008.

(12)	Includes net severance payment to Mr. Zwarenstein of $250,000 pursuant to the separation agreement between Mr. Zwarenstein and us dated April 1, 2008. Also includes $4,667 of company 401(k) plan matching contribution and $720 life insurance premium.

(13)	Comprised of the quarterly bonus awards paid to Mr. Zwarenstein during fiscal year 2007. Pursuant to the separation agreement between Mr. Zwarenstein and us, Mr. Zwarenstein agreed to reimburse to us the quarterly bonuses totaling $150,000 paid in fiscal year 2007 because our restated results in the relevant periods did not achieve the quarterly bonus targets.

(14)	Effective January 1, 2008, Mr. Angel retired from his role as Executive Vice President, Global Operations, and became an advisor to us. In connection with his employment as an advisor, Mr. Angel receives the statutory minimum employment wage in Israel.

(15)	Fiscal year 2008 amount consists of salary of $60,120, study fund contributions of $3,379 and payment for accrued but unused vacation of $97,490 pursuant to the separation agreement between Mr. Angel and us, dated January 15, 2008. Amounts have been converted from Israeli New Shekels to U.S. Dollars at the October 31, 2008 exchange rate of 3.743 Shekels per one U.S. Dollar. Fiscal year 2007 amount converted from Israeli New Shekels to U.S. Dollars at the October 31, 2007 exchange rate of 3.963 to 1 and consists of salary of $302,760 and study fund contributions of $19,140.

(16)	Comprised of one-time, lump sum severance payment of $636,176 and notice period payment of $91,284 paid to Mr. Angel under the separation agreement between Mr. Angel and us dated January 15, 2008. Also includes other customary Israeli benefits paid to Mr. Angel, including car allowance of $41,042, tax reimbursements of $2,540 for the car allowance, and $26,518 for social benefits, disability insurance, study fund, social security payments, phone lines, recuperation pay, and publication subscriptions. These amounts have been converted from Israeli New Shekels to U.S. Dollar at the October 31, 2008 exchange rate of 3.743 to 1.

(17)	Includes $864 of life insurance premium.

(18)	Includes $1,043 relating to the difference between the fair value at the time of the grant of restricted stock and the purchase price for restricted stock granted under our 2002 Securities Purchase Plan. The amount represents the pro rata amount of such discount for the restricted stock vesting during the fiscal year. Also includes $864 of life insurance premium.

Grants of Plan-Based Awards
     The following table sets forth certain information with respect to grants of plan-based awards in fiscal year 2008 to our named executives, including cash awards and equity awards. The option and restricted stock unit awards granted to our named executives in fiscal year 2008 were granted under our 2006 Equity Incentive Plan. For each option award, one quarter of the award vests after one year, and the remainder vests ratably by quarter over the succeeding three years. Each option award has a term of seven years.

									All Other	All Other
									Stock	Option		Grant Date
									Awards:	Awards:	Exercise	Fair Value
			Estimated Possible Payouts Under						Number of	Number of	or Base	of
			Non-Equity Incentive Plan			Estimated Possible Payouts Under			Shares of	Securities	Price of	Stock and
		Board	Awards			Equity Incentive Plan Awards			Stock or	Underlying	Option	Option
	Grant	Approval	Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options	Awards	Awards
Name	Date	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($)	($)(3)
Douglas G. Bergeron	8/19/2008 (1)	1/4/2007 (1)	—	—	—	—	200,000 (2)	300,000 (2)	—	—	—	$2,946,000
Chief Executive Officer

Robert Dykes(4)	9/2/2008	8/15/2008	—	—	—	—	—	—	—	400,000 (5)	$19.99	$2,993,080
Senior Vice President and Chief Financial Officer	9/2/2008	8/15/2008	—	—	—	—	—	—	—	100,000 (5)	$19.99	$748,270

Clinton Knowles	—	—	—	—	—	—	—	—	—	—	—	—
Former Interim Chief Financial Officer

Barry Zwarenstein	—	—	—	—	—	—	—	—	—	—	—	—
Former Executive Vice President and Chief Financial Officer

Isaac Angel	—	—	—	—	—	—	—	—	—	—	—	—
Former Executive Vice President, Global Operations

Elmore Waller	—	—	—	—	—	—	—	—	—	—	—	—
Executive Vice President, Integrated Solutions

(1)	On January 4, 2007, the Board Approval Date, we granted a total of 900,000 RSUs to Mr. Bergeron. These RSUs vest in three equal, annual tranches based on performance and market targets set at the beginning of each fiscal year. We finalized the financial targets for the tranche subject to vesting in fiscal year 2009 on August 19, 2008, which is the grant date for SFAS No. 123(R) purposes.

(2)	Reflects threshold, target and maximum number of performance share awards related to fiscal year 2008 financial targets, granted under the 2006 Equity Incentive Plan, as described in “Compensation Discussion and Analysis.” No compensation expense was recognized related to these units in fiscal year 2008 because the fiscal year 2008 financial targets were not achieved. The 200,000 performance units and the 100,000 market units related to fiscal year 2008 financial targets have been cancelled.

(3)	Reflects the grant date fair value of each target equity award computed in accordance with SFAS No. 123(R). The assumptions used in the valuation of these awards are set forth in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008 filed with the SEC on January 14, 2009. These amounts do not correspond to the actual value that will be realized by the named executives.

(4)	Mr. Dykes joined us as Senior Vice President effective September 2, 2008 and Chief Financial Officer effective immediately following the filing of our Quarterly Report on Form 10-Q on September 9, 2008.

(5)	On November 21, 2008, Mr. Dykes voluntarily relinquished these options back to us and they have been cancelled.

Outstanding Equity Awards at Fiscal 2008 Year-End
     The following table provides information about unexercised options, stock that has not vested and other equity incentive plan awards that have not vested for each of our named executives as of October 31, 2008.

							Stock Awards
										Equity
										Incentive
									Equity	Plan
									Incentive	Awards:
		Option Awards							Plan	Market or
				Equity					Awards:	Payout
				Incentive					Number of	Value of
				Plan				Market	Unearned	Unearned
				Awards:				Value of	Shares,	Shares,
		Number of	Number of	Number of			Number of	Shares or	Units or	Units or
		Securities	Securities	Securities			Shares or	Units of	Other	Other
	Option/	Underlying	Underlying	Underlying			Units of	Stock That	Rights	Rights
	Award	Unexercised	Unexercised	Unexercised	Option	Option	Stock That	Have not	That Have	That Have
	Grant	Options (#)	Options (#)	Unearned	Exercise	Expiration	Have not	Vested	not Vested	not Vested
Name	Date	Exercisable	Unexercisable	Options (#)	Price ($)	Date	Vested (#)	($)(4)	(#)	($)(4)
Douglas G. Bergeron	3/22/2006(1)	140,625	84,375		28.86	3/22/2013
Chief Executive Officer	3/22/2006(2)						15,000	170,400
	8/19/2008(3)								300,000	3,408,000

Robert Dykes(5)	9/2/2008(6)		400,000		19.99	9/2/2015
Senior Vice President and Chief Financial Officer	9/2/2008(7)		100,000		19.99	9/2/2015

Clinton Knowles(8)
Former Interim Chief Financial Officer

Barry Zwarenstein(9)	7/2/2007(10)	8,750			35.47	11/18/2008
Former Executive Vice President and Chief Financial Officer	3/22/2006(1)	45,000			28.86	11/18/2008

Isaac Angel(11)	7/2/2007(10)	10,937	24,063		35.47	2/28/2009
Former Executive Vice President, Global Operations	11/1/2006(12)	65,625	84,375		30.00	2/28/2009
	4/10/2006(13)	200,000			28.52	11/30/2009

Elmore Waller	7/2/2007(10)	10,937	24,063		35.47	7/2/2014
Executive Vice President, Integrated Solutions	1/3/2007(14)	10,937	14,063		35.45	1/3/2014
	3/22/2006(1)	25,000	15,000		28.86	3/22/2013
	1/7/2005(15)	32,215	37,500		10.00	1/7/2015
	12/9/2003(16)	2,000	500		3.05	12/9/2013
	3/22/2006(2)						3,750	42,600

(1)	Shares subject to this option vest and become exercisable as to 1/4 of the shares on March 22, 2007 and 1/16 of shares each quarter thereafter.

(2)	Shares subject to this RSU vest and become exercisable as to 1/4 of the shares on March 22, 2007 and 1/16 of shares each quarter thereafter.

(3)	On January 4, 2007, we granted a total of 900,000 RSUs to Mr. Bergeron. All these RSUs have performance based and/or market based vesting. The fiscal year 2008 targets were finalized on August 19, 2008, the grant date for SFAS123(R) purposes. The 200,000 performance based units and 100,000 market units for each of fiscal years 2007 and 2008 were cancelled as the financial targets related to these RSUs were not achieved. Up to 200,000 performance units and 100,000 market units will vest on October 31, 2009, if the fiscal year 2009 targets are achieved.

(4)	Market value of units of stock that have not vested is computed by multiplying (i) $11.36, the closing price on October 31, 2008, by (ii) the number of units of stock.

(5)	Mr. Dykes joined us as Senior Vice President effective September 2, 2008 and Chief Financial Officer effective immediately following the filing of our Quarterly Report on Form 10-Q on September 9, 2008.

(6)	Shares subject to this option vest and become exercisable as to 1/4 of the shares on September 2, 2009 and 1/16 of shares each quarter thereafter. On November 21, 2008, Mr. Dykes voluntarily relinquished this option back to us and it has been cancelled.

(7)	Shares subject to this option vest and become exercisable as to 1/4 of the shares on September 2, 2010 and 1/16 of shares each quarter thereafter. On November 21, 2008, Mr. Dykes voluntarily relinquished this option back to us and it has been cancelled.

(8)	Mr. Knowles served as our Interim Chief Financial Officer from August 19, 2008 through September 9, 2008. We did not grant Mr. Knowles any stock based awards.

(9)	Mr. Zwarenstein resigned from his role as Executive Vice President and Chief Financial Officer effective August 19, 2008. Following his termination of employment, Mr. Zwarenstein had until November 11, 2008 to exercise his outstanding options.

(10)	Shares subject to this option vest and become exercisable as to 1/4 of the shares on July 2, 2008 and 1/16 of shares each quarter thereafter.

(11)	Mr. Angel resigned from his role as Executive Vice President, Global Operations effective January 1, 2008 and was an advisor to us through November 30, 2008.

(12)	Shares subject to this option vest and become exercisable as to 1/4 of the shares on November 1, 2007 and 1/16 of shares each quarter thereafter.

(13)	Shares subject to this option vest and become exercisable as to 1/2 of the shares on April 10, 2008, 1/4 of the shares on April 10, 2009, and 1/4 of the shares on April 10, 2010.

(14)	Shares subject to this option vest and become exercisable as to 1/4 of the shares on January 3, 2008 and 1/16 of shares each quarter thereafter.

(15)	Shares subject to this option vest and become exercisable as to 1/5 of the shares on December 1, 2006 and 1/20 of shares each quarter thereafter.

(16)	Shares subject to this option vest and become exercisable as to 1/5 of the shares on January 1, 2005 and 1/20 of shares each quarter thereafter.
Fiscal Year 2008 Option Exercises and Stock Vested
     The following table presents information concerning the aggregate number of shares for which options were exercised during fiscal year 2008 for each of the named executives. In addition, the table presents information on shares that were acquired upon vesting of stock awards during fiscal year 2008 for any of the named executives on an aggregated basis.

	Option Awards		Stock Awards
	Number of	Value	Number of
	Shares	Realized	Shares	Value
	Acquired on	on Exercise	Acquired on	Realized on
Name	Exercise	($)(1)	Vesting	Vesting ($)(2)
Douglas G. Bergeron	—	—	10,000	171,575
Chief Executive Officer
Robert Dykes	—	—	—	—
Senior Vice President and Chief Financial Officer
Clinton Knowles	—	—	—	—
Former Interim Chief Financial Officer
Barry Zwarenstein	145,570	2,010,994	9,375	161,656
Former Executive Vice President and Chief Financial Officer
Elmore Waller	10,000	386,143	2,500	42,894
Executive Vice President, Integrated Solutions
Isaac Angel	—	—	—	—
Former Executive Vice President, Global Operations

(1)	The value realized on the exercise is calculated as the difference between the fair market value of the shares on the date of exercise and the applicable exercise price for those options.

(2)	The value realized on the shares acquired is the fair market value of the shares on the date of vesting, which is the closing price on such date of our stock as traded on the NYSE.

Potential Payments Upon Termination or Change of Control
     Our change of control arrangements with Mr. Bergeron and Mr. Dykes are included in their agreements with us as described above under the caption “Employment Agreement with our Chief Executive Officer” and the caption “Severance Agreement with our Chief Financial Officer”. In determining the terms and scope of the change of control arrangements with Messrs. Bergeron and Dykes, our Compensation Committee considered (i) the employment agreement that Mr. Bergeron entered into in connection with the acquisition and recapitalization of our company led by him and a private equity firm in 2002, (ii) the change-in-control severance agreement that our former Chief Financial Officer had entered into in connection with his initial employment in July 2004, and (iii) similar arrangements in place at our “peer” companies as described above under “Determination of Compensation—Role of Compensation Consultants” and “—Competitive Data.” In addition, certain of our equity awards in fiscal year 2006 and in early fiscal year 2007 to our named executives provide for acceleration of vesting in the event of an involuntary or constructive termination three months prior to or eighteen months following a change of control.
     Our employment agreement with Mr. Zwarenstein, our former Executive Vice President and Chief Financial Officer, contained a change of control arrangement. Under Israeli law, Mr. Angel, our former Executive Vice President of Global Operations, was entitled to certain statutory severance payments in accordance with Israeli law. Mr. Angel retired as Executive Vice President of Global Operations effective January 1, 2008 and became an advisor to us through November 30, 2008.
     None of our named executives is entitled to a severance payment unless the change of control event is followed by, or in the case of equity awards with a change of control provision three months preceding, an involuntary or constructive termination. All such payments and benefits would be provided by us.
     The tables below outline the potential payments and benefits payable to each named executive in the event of involuntary termination, or change of control, as if such event had occurred as of October 31, 2008.
Involuntary or Constructive Involuntary Termination

	Salary	Cash-Based	Continuation of	Intrinsic Value of	Intrinsic Value of
Name	Continuation	Incentive Award	Benefits	Unvested RSUs(5)	Unvested Options(6)
Douglas Bergeron(1)	$700,000	$— (2)	$41,412	$—	$—
Robert Dykes	$210,000	$—	$7,453	$—	$—
Barry Zwarenstein(3)	$—	$—	$—	$—	$—
Isaac Angel(4)	$—	$—	$—	$—	$—
Elmore Waller	$—	$—	$—	$—	$—
Involuntary or Constructive Involuntary Termination Following a Change of Control

	Salary	Cash-Based	Continuation of	Intrinsic Value of	Intrinsic Value of
Name	Continuation	Incentive Award	Benefits	Unvested RSUs(5)	Unvested Options(6)
Douglas Bergeron(1)	$700,000	$— (2)	$41,412	$170,400	$—
Robert Dykes	$210,000	$—	$7,453	$—	$—
Barry Zwarenstein(3)	$—	$—	$—	$—	$—
Isaac Angel(4)	$—	$—	$—	$—	$—
Elmore Waller	$—	$—	$—	$42,600	$—

(1)	We have the option to extend the noncompetition period under Mr. Bergeron’s employment agreement with us for an additional year by paying Mr. Bergeron an additional year’s severance.

(2)	Based on Mr. Bergeron’s bonus payment of $0 in 2007. Under the terms of Mr. Bergeron’s Employment Agreement with us, Mr. Bergeron is entitled to payment equal to the amount of bonus payment paid to him in the immediately previous full fiscal year.

(3)	Mr. Zwarenstein’s employment terminated prior to October 31, 2008.

(4)	Based on Israeli labor laws, an Israeli employee, such as Mr. Angel, is entitled to severance pay upon termination of employment by the employer for any reason, including retirement, based on the most recent monthly base salary of such employee multiplied by the number of years of employment of such employee. Effective January 1, 2008, Mr. Angel retired from his role as Executive Vice President, Global Operations. Pursuant to the separation agreement between Mr. Angel and us dated January 15, 2008, we paid Mr. Angel statutory severance and other payments. See “Employment-Related Agreements with Named Executives — Separation Agreement with our Former Executive Vice President, Global Operations.”

(5)	Calculated by taking the product of the closing market price of our common stock on October 31, 2008, of $11.36, and RSUs subject to acceleration.

(6)	Based on the closing market price of our common stock on October 31, 2008, of $11.36, and the respective exercise prices of unvested options subject to acceleration. No intrinsic value is attributed to unvested options subject to acceleration which have exercise prices above the closing market price of our common stock on October 31, 2008.
DIRECTOR COMPENSATION
     For fiscal year 2008, all directors who are not our employees were entitled to receive annual fees for service on the Board and Board committees as follows:

Annual director retainer	$35,000
Chairman of the Board retainer	$45,000
Annual committee chair retainers:
Audit Committee	$20,000
Compensation Committee	$10,000
Corporate Governance and Nominating Committee	$10,000
Annual committee member retainers:
Audit Committee	$10,000
Compensation Committee	$5,000
Corporate Governance and Nominating Committee	$5,000
     For fiscal year 2008, the Board retained the same fee levels as for fiscal year 2007. All annual fees are paid in quarterly installments. In addition, under our Outside Directors’ Stock Option Plan, we have granted to each director who is not our employee, upon the director’s initial appointment to the Board, options to purchase 30,000 shares of our common stock and plan to grant options to purchase an additional 11,000 shares of our common stock each year thereafter. The exercise price for these options is the fair market value of our common stock at the time of the grant of the options. For each grant of options, one quarter of the options vest after one year, and the remainder vest ratably by quarter over the succeeding three years. The options have a term of seven years. In addition to this annual retainer, all directors were entitled to receive $2,500 per day for each Board and committee meeting attended in person and $1,250 for each telephonic Board and committee meeting attended. Directors are also reimbursed for all reasonable expenses incurred in connection with attendance at any of these meetings. Mr. Roche has waived these fees and option grants.
     The following table sets forth a summary of the compensation earned by our non-employee directors for services in fiscal year 2008:

		Stock	Option	All Other
Name	Cash Fees	Awards	Awards(5) (6)	Compensation	Total
Robert W. Alspaugh(1)	$15,833	—	$9,071	—	$24,904
Dr. James C. Castle(2)	$97,218	—	$93,557	—	$190,775
Dr. Leslie G. Denend	$116,250	—	$93,557	—	$209,807
Alex W. (Pete) Hart	$71,559	—	$99,390	—	$170,949
Robert B. Henske	$128,750	—	$92,369	—	$221,119
Richard A. McGinn(3)	$—	—	$—	—	$—
Eitan Raff	$67,500	—	$84,320	—	$151,820
Charles R. Rinehart	$123,750	—	$107,808	—	$231,558
Collin E. Roche(4)	$—	—	$—	—	$—
Jeffrey Stiefler(1)	$12,500	—	$9,071	—	$21,571

(1)	Messrs. Alspaugh and Stiefler joined our board of directors effective September 1, 2008.

(2)	Dr. Castle did not stand for reelection at our Annual Meeting on October 8, 2008 and therefore ceased to be a member of our Board effective October 8, 2008.

(3)	Mr. McGinn joined our board of directors effective December 17, 2008.

(4)	Mr. Roche waived all compensation during fiscal year 2008.

(5)	Amounts shown in this column reflect our accounting expense for these awards and do not reflect whether the recipient has actually realized a financial benefit from the awards (such as by exercising stock options). This column represents the dollar amount recognized for financial statement reporting purposes with respect to fiscal year 2008 for the fair value of stock options granted to the non-employee directors. The fair value was estimated using the Black-Scholes option pricing model in accordance with SFAS No. 123(R), Share-Based Payment. Pursuant to SEC rules, amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For information on the valuation assumptions used for the calculation of these amounts, refer to “Stockholders’ Equity” of the notes to consolidated financial statements included in our Annual Report on Form 10-K for each of our fiscal years.

(6)	During fiscal year 2008 each of Messrs. Alspaugh and Stiefler were granted 30,000 options at the time they joined our Board. The grant date fair value of such options computed in accordance with SFAS No. 123(R) totaled $224,400 for Mr. Alspaugh and $224,400 for Mr. Stiefler. As of October 31, 2008, the aggregate outstanding number of options held by each director is as follows: Mr. Alspaugh, 30,000 shares; Dr. Castle, 6,375 shares; Dr. Denend, 50,000 shares; Mr. Hart, 41,000 shares; Mr. Henske 49,500 shares; Mr. McGinn, zero shares; Mr. Raff, 30,000 shares; Mr. Rinehart, 41,000 shares; Mr. Roche, zero shares; and Mr. Stiefler, 30,000 shares.
Compensation Committee Interlocks and Insider Participation
     During fiscal year 2008, the Compensation Committee consisted of Leslie G. Denend (Chairman), Robert B. Henske, and Collin E. Roche. None of the members is an officer or employee of VeriFone, and none of our executive officers serves as a member of a board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board or Compensation Committee.
COMPENSATION COMMITTEE REPORT
     The Compensation Committee of VeriFone (the “Compensation Committee”) consists exclusively of independent directors.
     The general purpose of the Compensation Committee is to (1) review and approve corporate goals and objectives relating to the compensation of VeriFone’s CEO, evaluate the CEO’s performance in light of those goals and objectives and, either as a committee or together with the other independent directors (as directed by the Board), determine and approve the CEO’s compensation level based on this evaluation and (2) make recommendations to the Board with respect to non-CEO compensation, incentive compensation plans, and equity-based plans, among other things. VeriFone’s Board of Directors and its Corporate Governance and Nominating Committee have determined that each member of the Compensation Committee is “independent” within the meaning of the rules of both the NYSE and the SEC.
     During fiscal year 2008, the Committee performed all of its duties and responsibilities under the Compensation Committee’s charter. Additionally, as part of its responsibilities, the Committee reviewed the section of this Amendment No. 1 to VeriFone’s Annual Report on Form 10-K/A entitled “Compensation Discussion and Analysis” (CD&A), as prepared by management of VeriFone, and discussed the CD&A with management of VeriFone. Based on its review and discussions, the Committee recommended to the Board of Directors that the CD&A be included in VeriFone’s Annual Report on Form 10-K/A.
COMPENSATION COMMITTEE
Leslie G. Denend, Chairman
Robert B. Henske
Collin E. Roche
The report of the Compensation Committee and the information contained therein shall not be deemed to be “solicited material” or “filed” or incorporated by reference in any filing we make under the Securities Act or under the Exchange Act, irrespective of any general statement incorporating by reference this Annual Report on Form 10-K/A into any such filing, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate this information by reference into a document we file under the Securities Act or the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Beneficial Ownership Information
     The following table presents information concerning the beneficial ownership of the shares of our common stock as of January 30, 2009, by:
•	each person we know to be the beneficial owner of 5% of more of our outstanding shares of common stock;

•	each of our named executives;

•	each of our current directors; and

•	all of our current executive officers and directors as a group.
     Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. Percentage of beneficial ownership is based on 84,455,505 shares of common stock outstanding as of January 30, 2009. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of January 30, 2009 are considered outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless indicated below, the address of each individual listed below is c/o VeriFone Holdings, Inc., 2099 Gateway Place, Suite 600, San Jose, California 95110.

	Shares Beneficially
	Owned
		Percent of
Name and Address of Beneficial Owner	Number	Class
Beneficial owners
GTCR Fund VII, L.P.(1)	9,658,909	11%
Capital Research Global Investors(2)	9,276,500	11%
FMR LLC(3)	7,264,902	9%
Brookside Capital Partners Fund, L.P.(4)	4,768,400	6%
Douglas G. Bergeron(5)	1,693,895	2%
Robert Dykes	129,082	*
Clinton Knowles	—	—
Barry Zwarenstein(6)	91,265	*
Isaac Angel(7)	101	*
Elmore Waller(8)	107,840	*
Jeffrey Dumbrell(9)	38,625	*
Eliezer Yanay(10)	104,375	*
Robert W. Alspaugh	—	—
Dr. Leslie G. Denend(11)	41,562	*
Alex W. (Pete) Hart(12)	31,437	*
Robert B. Henske(13)	41,187	*
Richard A. McGinn	—	—
Eitan Raff(14)	11,250	*
Charles Rinehart(15)	46,437	*
Collin E. Roche(1)	9,658,909	11%
Jeffrey E. Stiefler	—	—
All directors and current executive officers as a group (14 persons)**	11,904,599	14%

*	Less than 1%.

**	Beneficial ownership information is provided as of January 30, 2009. Total includes shares beneficially owned by Messrs. Dumbrell and Yanay, who became named executives effective November 1, 2008. Total does not include shares beneficially owned by Messrs. Zwarenstein, Knowles or Angel, each of whom is a former named executive of VeriFone.

(1)	The address of each of GTCR Fund VII, L.P., GTCR Capital Partners, L.P., GTCR Co-Invest, L.P. and Mr. Roche is c/o GTCR Golder Rauner, L.L.C., 6100 Sears Tower, Chicago, Illinois 60606. Beneficial ownership information includes 8,928,188 shares of common stock held by GTCR Fund VII, L.P., 648,984 shares of common stock held by GTCR Capital Partners, L.P., and 81,737 shares of common stock held by GTCR Co-Invest, L.P. GTCR Golder Rauner, L.L.C. is the general partner of the general partner of GTCR Fund VII, L.P., the general partner of the general partner of the general partner of GTCR Capital Partners, L.P., and the general partner of GTCR Co-Invest, L.P. GTCR Golder Rauner, L.L.C., through a six-person members committee (consisting of Mr. Roche, Philip A. Canfield, David A. Donnini, Edgar D. Jannotta, Jr., Joseph P. Nolan, and Bruce V. Rauner, with Mr. Rauner as the managing member), has voting and dispositive authority over the shares held by GTCR Fund VII, L.P., GTCR Capital Partners, L.P., and GTCR Co-Invest, L.P., and therefore beneficially owns such shares. Decisions of the members committee with respect to the voting and disposition of the shares are made by a vote of not less than one-half of its members and the affirmative vote of the managing member and, as a result, no single member of the members committee has voting or dispositive authority over the shares. Each of Messrs. Bondy, Roche, Canfield, Donnini, Jannotta, Nolan, and Rauner, as well as Vincent J. Hemmer, David F. Randell, George E. Sperzel and Daniel W. Yih are principals of GTCR Golder Rauner, L.L.C., and each of them disclaims beneficial ownership of the shares held by the GTCR funds.

(2)	The address of Capital Research Global Investors (“CRGI”) is 333 South Hope Street, Los Angeles, California 90071. CRGI has the sole power to vote and dispose of 9,276,500 shares of common stock. This information is based solely upon a Schedule 13G/A filed by CRGI on February 17, 2009 for beneficial ownership as of December 31, 2008.

(3)	The address of FMR LLC is 82 Devonshire Street, Boston, Massachusetts 02109. FMR LLC (“FMR”) has the sole power to vote or direct the vote of 518,400 shares and the sole power to dispose or direct the disposition of 7,264,902 shares of common stock. Beneficial ownership information includes 6,747,702 shares of common stock held by Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR, 510,209 shares of common stock held by Pyramis Global Advisors Trust Company (“PGATC”), an indirect wholly-owned subsidiary of FMR, and 6,991 shares of common stock held by FIL Limited (“FIL”). Edward C. Johnson 3d, Chairman of FMR, and members of the family of Mr. Johnson are the predominant owners, directly or through trusts, of Series B voting common shares of FMR, representing 49% of the voting power of FMR. Through their ownership of voting common shares and the execution of a shareholders’ voting agreement with the majority vote of Series B voting common shares, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR. Mr. Johnson and FMR each has sole power to dispose of the 6,747,702 shares of common stock held by Fidelity, sole power to vote and dispose of the 510,209 shares of common stock held by PGATC and sole power to dispose of 6,991 shares of common stock held by FIL. This information is based solely upon a Schedule 13G filed by FMR on February 17, 2009 for beneficial ownership as of December 31, 2008.

(4)	The address of Brookside Capital Partners Fund, L.P. is 111 Huntington Avenue, Boston, Massachusetts 02199. Brookside Capital Partners Fund, L.P. (“Brookside”) has the sole power to vote and dispose of 4,768,400 shares of common stock. Domenic Ferrante, as the sole managing member of Brookside Capital Management, LLC (“BCM”), BCM as the sole general partner of Brookside Capital Investors, L.P. (“BCI”) and BCI, as the sole general partner of Brookside, may each be deemed to share voting or investment control over the shares. This information is based solely upon a Schedule 13G/A filed by Brookside on February 17, 2009 for beneficial ownership as of December 31, 2008.

(5)	Beneficial ownership information includes 1,522,646 shares held by various family trusts the beneficiaries of which are members of Mr. Bergeron’s family. In addition, 171,250 shares listed as beneficially owned by Mr. Bergeron represent shares (i) issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after January 30, 2009 and (ii) issuable upon vesting of restricted stock units that will vest within 60 days of January 30, 2009.

(6)	Beneficial ownership information includes 91,265 shares held by Mr. Zwarenstein directly. Mr. Zwarenstein’s employment was terminated as of August 19, 2008.

(7)	Beneficial ownership information represents 101 shares held by Mr. Angel directly. Mr. Angel retired as Executive Vice President, Global Operations, effective January 1, 2008.

(8)	Beneficial ownership information includes 4,375 shares held by Mr. Waller directly. In addition, 103,465 shares listed as beneficially owned by Mr. Waller represent shares (i) issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after January 30, 2009 and (ii) issuable upon vesting of restricted stock units that will vest within 60 days of January 30, 2009.

(9)	All 38,625 shares listed as beneficially owned by Mr. Dumbrell represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after January 30, 2009.

(10)	Beneficial ownership information includes 9,000 shares held by Mr. Yanay directly and 1,000 shares beneficially owned by Mr. Yanay indirectly. In addition, 94,375 shares listed as beneficially owned by Mr. Yanay represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after January 30, 2009.

(11)	All 41,562 shares listed as beneficially owned by Dr. Denend represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after January 30, 2009.

(12)	Beneficial ownership information includes 6,000 shares held by Mr. Hart directly. In addition, 25,437 shares listed as beneficially owned by Mr. Hart represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after January 30, 2009.

(13)	All 41,187 shares listed as beneficially owned by Mr. Henske represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after January 30, 2009.

(14)	All 11,250 shares listed as beneficially owned by Mr. Raff represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after January 30, 2009.

(15)	Beneficial ownership information includes 1,000 shares held by Mr. Rinehart directly and 20,000 shares held by the Rinehart Family Trust dated January 18, 1994 the beneficiaries of which are members of Mr. Rinehart’s family. In addition, 25,437 shares listed as beneficially owned by Mr. Rinehart represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after January 30, 2009.
Equity Compensation Plan Information
     The following table provides information as of October 31, 2008 regarding securities issued under our equity compensation plans that were in effect during fiscal year 2008.

Number of
Securities to
be Issued
Upon
	Exercise of		Number of Securities
	Outstanding	Weighted-Average	Remaining Available
	Options,	Exercise Price of	for Future Issuance
	Warrants	Outstanding Options,	Under Equity
Plan Category	and Rights	Warrants and Rights	Compensation Plans
Equity compensation plans approved by security holders(1)	9,091,900 (2)	$26.20 (3)	5,944,862 (4)
Equity compensation plans not approved by security holders	—	—	—

Total	9,091,900 (2)	$26.20	5,944,862 (4)

(1)	This reflects our New Founders’ Stock Option Plan, Outside Directors’ Stock Option Plan, 2005 Employee Equity Incentive Plan, and 2006 Equity Incentive Plan. This information also includes securities issuable pursuant to the Lipman Electronic Engineering Ltd. 2003 Stock Option Plan, Lipman Electronic Engineering Ltd. 2004 Stock Option Plan, Lipman Electronic Engineering Ltd. 2004 Share Option Plan, and Lipman Electronic Engineering Ltd. 2006 Share Incentive Plan as a result of our acquisition of Lipman Electronic Engineering Ltd. on November 1, 2006. VeriFone does not plan to issue securities in the future under any of the foregoing plans other than the 2006 Equity Incentive Plan.

(2)	Includes 300,000 shares that may be issued under restricted stock unit awards that are subject to performance conditions.

(3)	Excludes 385,188 shares subject to restricted stock units with an exercise price of $0 that were outstanding as of October 31, 2008.

(4)	Represents shares remaining available for future issuance under our 2006 Equity Incentive Plan.
2006 Equity Incentive Plan
     Our 2006 Equity Incentive Plan is the only plan under which we currently make grants of equity awards. Our 2006 Equity Incentive Plan permits grants of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and share units, dividend equivalent rights and other stock awards. Grants may be made to our directors, officers, and employees and other individuals performing services for us. The plan authorizes the issuance of an aggregate of 13,200,000 shares of our common stock. Any shares granted as stock options or stock appreciation rights shall be counted as one share issued under the plan for each share so granted. Any shares granted as awards other than stock options or stock appreciation rights shall be counted as 1.75 shares issued under the plan for each share so granted. As of October 31, 2008, there were 6,156,866 options outstanding at a weighted-average exercise price of $29.14 per share, of which 1,841,331 were exercisable at a weighted-average exercise price of $32.34 per share, and there were 385,188 restricted stock units outstanding, none of which were exercisable.

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
Indemnification and Employment Agreements
     As permitted by the Delaware General Corporation Law, we have adopted provisions in our amended and restated certificate of incorporation that authorize and require us to indemnify our executive officers and directors to the full extent permitted under Delaware law, subject to limited exceptions. We have also entered, and intend to continue to enter, into separate indemnification agreements with each of our directors and executive officers which may be broader than the specific indemnification provisions contained in Delaware law. Also, as described above in “Employment-Related Agreements with Named Executives” under “Item 11 — Executive Compensation,” we have existing employment-related agreements with our Chief Executive Officer and Chief Financial Officer.
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
Director Independence
     For a member of our Board of Directors (the “Board”) to be considered independent under NYSE rules, the Board must determine that the director does not have a material relationship with VeriFone and/or its consolidated subsidiaries (either directly or as a partner, stockholder, or officer of an organization that has a relationship with any of those entities). The Board has determined that Mr. Alspaugh, Dr. Denend, Mr. Hart, Mr. Henske, Mr. McGinn, Mr. Raff, Mr. Rinehart, Mr. Roche and Mr. Stiefler are independent under NYSE rules. In addition, the Board made a determination in 2008 that Dr. James C. Castle, a former member of our Board, was independent under the NYSE rules. Dr. Castle did not stand for reelection at our Annual Meeting on October 8, 2008 and therefore ceased to be a member of our Board effective October 8, 2008.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees Paid to Independent Registered Public Accounting Firm
     The following table shows information about fees paid by VeriFone and its subsidiaries to Ernst & Young LLP during the fiscal years ended October 31, 2008 and 2007 (in thousands):

			Percentage of			Percentage of
			2008 Services			2007 Services
			Approved by			Approved by
	2008		Audit Committee	2007		Audit Committee
Audit fees	$7,757	(1)	100%	$16,776	(1)	100%
Audit-related fees	—		100	27		100
Tax fees	78		100	317		100
All other fees	7		100	11		100

Total fees	$7,842			$17,131

(1)	Audit fees incurred in fiscal years 2008 and 2007 included fees related to the restatement of the Condensed Consolidated Financial Statements for the three months ended January 31, April 30 and July 31, 2007.
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a)(1) No financial statements are filed with this Annual Report on Form 10-K/A. These items were included as part of the original filing of our Annual Report on January 14, 2009.
     (a)(2) Exhibits.
     The documents set forth below are filed herewith or incorporated by reference to the location indicated.

Exhibit
Number	Description
3.1(4)	Form of Amended and Restated Certificate of Incorporation of the Registrant

3.2(21)	Amendment of Amended and Restated Certificate of Incorporation of the Registrant

3.2(5)	Form of Amended and Restated Bylaws of the Registrant

3.3(14)	Amendment No. 1 to the Bylaws of VeriFone Holdings, Inc.

4.1(3)	Specimen Common Stock Certificate

4.2(2)	Stockholders Agreement, dated as of July 1, 2002, by and among VeriFone Holdings, Inc., GTCR Fund VII, L.P., GTCR Co-Invest, L.P., GTCR Capital Partners, L.P., TCW/Crescent Mezzanine Partners III, L.P., TCW/Crescent Mezzanine Trust III, TCW/Crescent Mezzanine Partners III Netherlands, L.P. and TCW Leveraged Income Trust IV, L.P., VF Holding Corp. and the executives who are parties thereto

4.2.1(4)	Form of Amendment to Stockholders Agreement

4.3(1)	Registration Rights Agreement, dated as of July 1, 2002, by and among VeriFone Holdings, Inc., GTCR Fund VII, L.P., GTCR Co-Invest, L.P., GTCR Capital Partners, L.P., TCW/Crescent Mezzanine Partners III, L.P., TCW/Crescent Mezzanine Trust III, TCW/Crescent Mezzanine Partners III Netherlands, L.P., and TCW Leveraged Income Trust IV, L.P., VF Holding Corp., Jesse Adams, William Atkinson, Douglas G. Bergeron, Nigel Bidmead, Denis Calvert, Donald Campion, Robert Cook, Gary Grant, Robert Lopez, James Sheehan, David Turnbull and Elmore Waller

4.4(1)	Amendment to Registration Rights Agreement, dated as of November 30, 2004, by and among VeriFone Holdings, Inc., GTCR Fund VII, L.P., Douglas Bergeron, DGB Investments, Inc., The Douglas G. Bergeron Family Annuity Trust, The Sandra E. Bergeron Family Annuity Trust and The Bergeron Family Trust

4.5(11)	Indenture related to the 1.375% Senior Convertible Notes due 2012, dated as of June 22, 2007, between VeriFone Holdings, Inc. and U.S. Bank National Association, as trustee

4.6(11)	Registration Rights Agreement, dated as of June 22, 2007, between VeriFone Holdings, Inc. and Lehman Brothers Inc. and J.P. Morgan Securities Inc.

10.1(2)	Purchase Agreement, dated as of July 1, 2002, by and among VeriFone Holdings, Inc., GTCR Fund VII, L.P., GTCR Co-Invest, L.P., TCW/Crescent Mezzanine Partners III, L.P., TCW/Crescent Mezzanine Trust III, TCW/Crescent Mezzanine Partners III Netherlands, L.P. and TCW Leveraged Income Trust IV, L.P.

10.1.1(4)	Form of Amendment No. 1 to Purchase Agreement

10.2(1)+	Senior Management Agreement, dated as of July 1, 2002, among VeriFone Holdings, Inc., VeriFone, Inc. and Douglas G. Bergeron

10.2.1(2)+	Amendment to Senior Management Agreement, dated as of June 29, 2004, by and among VeriFone Holdings, Inc., VeriFone, Inc. and Douglas G. Bergeron

10.3(1)+	Amendment to Senior Management Agreement, dated as of December 27, 2004, by and among VeriFone Holdings, Inc., VeriFone, Inc. and Douglas Bergeron

10.4(1)+	2002 Securities Purchase Plan

10.5(1)+	New Founders’ Stock Option Plan

10.6(1)+	Change in Control Severance Agreement, effective July 1, 2004, between VeriFone Holdings, Inc. and Barry Zwarenstein

10.7(3)+	Outside Directors’ Stock Option Plan

10.8(1)	Patent License Agreement, effective as of November 1, 2004, by and between NCR Corporation and VeriFone, Inc.

Exhibit
Number	Description

10.9(6)+	2005 Employee Equity Incentive Plan

10.10(5)+	Form of Indemnification Agreement

10.11(20)+	Amended and Restated VeriFone Holdings, Inc. 2006 Equity Incentive Plan

10.12(7)+	VeriFone Holdings, Inc. Bonus Plan

10.13(8)	Credit Agreement, dated October 31, 2006, among VeriFone Intermediate Holdings, Inc., VeriFone, Inc., various financial institutions and other persons from time to time parties thereto, as lenders, JPMorgan Chase Bank, N.A., as the administrative agent for the lenders, Lehman Commercial Paper Inc., as the syndication agent for the lenders, Bank Leumi USA and Wells Fargo Bank, N.A., as the co-documentation agents for the lenders, and J.P. Morgan Securities Inc. and Lehman Brothers Inc., as joint lead arrangers and joint book running managers

10.14(9)+	Lipman Electronic Engineering Ltd. 2003 Stock Option Plan

10.15(9)+	Lipman Electronic Engineering Ltd. 2004 Stock Option Plan

10.16(9)+	Lipman Electronic Engineering Ltd. 2004 Share Option Plan

10.17(9)+	Amendment to Lipman Electronic Engineering Ltd. 2004 Share Option Plan

10.18(9)+	Lipman Electronic Engineering Ltd. 2006 Share Incentive Plan

10.19(10)+	Amended and Restated Employment Agreement, dated January 4, 2007, among VeriFone Holdings, Inc., VeriFone, Inc., and Douglas G. Bergeron

10.20(11)	Confirmation of Convertible Note Hedge Transaction, dated June 18, 2007, by and between VeriFone Holdings, Inc. and Lehman Brothers OTC Derivatives Inc.

10.21(11)	Confirmation of Convertible Note Hedge Transaction, dated June 18, 2007, by and between VeriFone Holdings, Inc. and JPMorgan Chase Bank, National Association, London Branch

10.22(11)	Confirmation of Warrant Transaction, dated June 18, 2007, by and between VeriFone Holdings, Inc. and Lehman Brothers OTC Derivatives Inc.

10.23(11)	Confirmation of Warrant Transaction, dated June 18, 2007, by and between VeriFone Holdings, Inc. and JPMorgan Chase Bank, National Association, London Branch

10.24(11)	Amendment to Confirmation of Warrant Transaction, dated June 21, 2007, by and between VeriFone Holdings, Inc. and Lehman Brothers OTC Derivatives Inc.

10.25(11)	Amendment to Confirmation of Warrant Transaction, dated June 21, 2007, by and between VeriFone Holdings, Inc. and JPMorgan Chase Bank, National Association, London Branch

10.26(12)+	Confidential Separation Agreement, dated August 2, 2007, between VeriFone Holdings, Inc. and William G. Atkinson

10.27(13)	First Amendment and Waiver to Credit Agreement, dated as of January 25, 2008.

10.28(15)+	Separation Agreement, dated as of April 1, 2008, among VeriFone Holdings, Inc., VeriFone, Inc. and Barry Zwarenstein.

10.29(16)	Second Amendment to Credit Agreement, dated as of April 28, 2008.

10.30(17)	Third Amendment to Credit Agreement, dated as of July 31, 2008.

10.31(18)+	Executive Services Agreement, dated May 15, 2008, between VeriFone and Tatum LLC.

10.32(19)+	Offer Letter between VeriFone Holdings, Inc. and Robert Dykes.

10.33(19)+	Severance Agreement, dated September 2, 2008, between VeriFone Holdings, Inc. and Robert Dykes.

10.34+*	Separation Agreement, dated as of January 15, 2008, between VeriFone Israel Ltd. and Isaac Angel.

21.1(22)	List of subsidiaries of the Registrant

23.1(22)	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed February 23, 2005.

(2)	Filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed March 28, 2005.

(3)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed April 18, 2005.

(4)	Filed as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed April 21, 2005.

(5)	Filed as an exhibit to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed April 29, 2005.

(6)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-124545), filed May 2, 2005.

(7)	Incorporated by reference in the Registrant’s Current Report on Form 8-K, filed March 23, 2006.

(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed November 1, 2006.

(9)	Incorporated by reference in the Registrant’s Registration Statement on Form S-8 (File No. 333-138533), filed November 9, 2006.

(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed January 5, 2007.

(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed June 22, 2007.

(12)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed August 3, 2007.

(13)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed January 28, 2008.

(14)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed March 31, 2008.

(15)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed April 1, 2008.

(16)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed April 29, 2008.

(17)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed July 31, 2008.

(18)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed August 19, 2008.

(19)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed September 3, 2008.

(20)	Filed as an annex to the Registrant’s Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders, filed September 10, 2008.

(21)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed October 9, 2008.

(22)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K, filed January 14, 2009.

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIFONE HOLDINGS, INC.
By:	/s/ DOUGLAS G. BERGERON
Douglas G. Bergeron,
Chief Executive Officer February 26, 2009