Form 10-Q
period 2009-01-31
VeriFone Holdings, Inc.
filed 2009-03-06
CIK 1312073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At February 28, 2009 the number of shares outstanding of the registrant’s common stock, $0.01 par value was 84,455,505.

VERIFONE HOLDINGS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended January 31,
	2009	2008
	(Unaudited)
	(In thousands, except per share data)
Net revenues:
System Solutions	$185,841	$155,601
Services	28,182	29,920

Total net revenues	214,023	185,521
Cost of net revenues:
System Solutions	128,111	109,604
Services	16,610	18,553

Total cost of net revenues	144,721	128,157

Gross profit	69,302	57,364
Operating expenses:
Research and development	17,872	22,462
Sales and marketing	19,407	24,643
General and administrative	30,728	26,066
Amortization of purchased intangible assets	5,871	5,890
Impairment of goodwill	178,257	—

Total operating expenses	252,135	79,061

Operating loss	(182,833)	(21,697)
Interest expense	(5,361)	(6,440)
Interest income	647	2,088
Other income (expense), net	4,214	(4,520)

Loss before income taxes	(183,333)	(30,569)
Provision for (benefit of) income taxes	(1,344)	2,929

Net loss	$(181,989)	$(33,498)

Net loss per share:
Basic	$(2.15)	$(0.40)

Diluted	$(2.15)	$(0.40)

Weighted average shares used in computing net loss per share:
Basic	84,487	84,153

Diluted	84,487	84,153

The accompanying Notes to Condensed Consolidated Financial Statements

are an integral part of these financial statements.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2009	October 31, 2008 (1)
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$155,075	$157,160
Accounts receivable, net of allowance of $4,949 and $5,033	158,479	170,234
Inventories	139,770	168,360
Deferred tax assets	10,676	9,465
Prepaid expenses and other current assets	60,392	57,631

Total current assets	524,392	562,850
Property, plant and equipment, net	53,316	52,309
Purchased intangible assets, net	81,120	92,637
Goodwill	135,480	321,903
Deferred tax assets	218	1,276
Debt issuance costs, net	11,006	11,704
Other assets	34,800	37,073

Total assets	$840,332	$1,079,752

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,533	$81,188
Income taxes payable	4,658	2,185
Accrued compensation	19,274	19,477
Accrued warranty	8,221	8,527
Deferred revenue, net	47,049	47,687
Deferred tax liabilities	1,305	1,805
Accrued expenses	9,040	9,475
Other current liabilities	72,098	91,168
Current portion of long-term debt	5,013	5,022

Total current liabilities	216,191	266,534
Accrued warranty	1,690	1,490
Deferred revenue, net	12,032	13,292
Long-term debt	541,926	543,357
Deferred tax liabilities	63,814	68,928
Other long-term liabilities	42,701	41,939

Total liabilities	878,354	935,540

Minority interest	2,263	2,058
Stockholders’ equity (deficit):
Preferred stock: $0.01 par value; 10,000 shares authorized at January 31, 2009 and October 31, 2008; zero shares issued and outstanding as of January 31, 2009 and October 31, 2008	—	—
Common stock: $0.01 par value; 200,000 shares authorized at January 31, 2009 and October 31, 2008; 84,456 and 84,443 shares issued and outstanding as of January 31, 2009 and October 31, 2008	845	845
Additional paid-in capital	664,538	655,974
Accumulated deficit	(686,162)	(504,173)
Accumulated other comprehensive loss	(19,506)	(10,492)

Total stockholders’ equity (deficit)	(40,285)	142,154

Total liabilities and stockholders’ equity (deficit)	$840,332	$1,079,752

(1)	Amounts as of October 31, 2008 were derived from the October 31, 2008 audited Consolidated Balance Sheets.

The accompanying Notes to Condensed Consolidated Financial Statements

are an integral part of these financial statements.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended January 31,
	2009	2008
	(Unaudited)
	(In thousands)
Cash flows from operating activities
Net loss	$(181,989)	$(33,498)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of purchased intangible assets	11,039	14,065
Depreciation and amortization of property, plant, and equipment	3,245	3,027
Amortization of capitalized software	790	471
Impairment of goodwill	178,257	—
Write-off of capitalized software	494	2,700
Loss on disposal of property, plant, and equipment	156	—
Amortization of debt issuance costs	698	616
Stock-based compensation	8,557	5,470
Other non cash items	213	(227)

Net cash provided by (used in) operating activities before changes in working capital	21,460	(7,376)
Changes in operating assets and liabilities:
Accounts receivable, net	11,795	11,703
Inventories	28,695	(9,543)
Deferred tax assets	(152)	5,707
Prepaid expenses and other current assets	(2,761)	(16,421)
Other assets	989	(11,370)
Accounts payable	(31,655)	(4,605)
Income taxes payable	2,473	8,179
Tax benefit from stock-based compensation	(1)	(957)
Accrued compensation	(203)	934
Accrued warranty	(106)	(758)
Deferred revenue, net	(1,899)	17,225
Deferred tax liabilities	(5,614)	3,930
Accrued expenses and other liabilities	(15,922)	5,373

Net cash provided by operating activities	7,099	2,021
Cash flows from investing activities
Purchases of property, plant, and equipment	(4,674)	(5,383)
Software development costs capitalized	(283)	(662)
Acquisition of businesses, net of cash and cash equivalents acquired	(536)	(2,858)

Net cash used in investing activities	(5,493)	(8,903)
Cash flows from financing activities
Proceeds from debt, net of costs	—	439
Repayment of debt	(1,417)	(1,250)
Payment of debt amendment fees	—	(740)
Proceeds from exercises of stock options	19	1,704
Tax benefit of stock-based compensation	1	957
Other	(21)	(31)

Net cash provided by (used in) financing activities	(1,418)	1,079
Effect of foreign currency exchange rate changes on cash and cash equivalents	(2,273)	112

Net decrease in cash and cash equivalents	(2,085)	(5,691)
Cash and cash equivalents, beginning of period	157,160	215,001

Cash and cash equivalents, end of period	$155,075	$209,310

Supplemental disclosures of cash flow information
Cash paid for interest	$7,844	$6,238

Cash paid (received) for income taxes	$(1,953)	$2,232

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

Unaudited Interim Financial Statements

The accompanying condensed consolidated financial statements as of January 31, 2009 and for the three months ended January 31, 2009 and 2008 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”), for reports on Form 10-Q and, therefore, do not include all information and notes normally provided in audited financial statements prepared under GAAP. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of January 31, 2009, its results of operations for the three months ended January 31, 2009 and 2008 and cash flows for the three months ended January 31, 2009 and 2008. The condensed consolidated balance sheet at October 31, 2008 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008 filed with the Securities and Exchange Commission.

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

Summary of Significant Accounting Policies

The Company adopted the Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, effective November 1, 2008, for all financial assets and liabilities recognized or disclosed at fair value in the financial statements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies to other pronouncements that require or permit fair value measurements; it does not require any new fair value measurements. In accordance with FSP No. 157-2, Effective Date of FASB Statement No. 157, the Company has delayed the implementation of SFAS No. 157 provisions on the fair value of goodwill, other intangible assets and nonfinancial long-lived assets until the beginning of fiscal year 2010. The adoption of FAS No. 157 did not have any material impact on the Company’s consolidated financial statements. See Note 5. “Fair Value Measurements” for additional information relating to the adoption of SFAS No. 157.

Effective November 1, 2008, the Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115, which allows an entity to choose to measure certain financial assets and liabilities at fair value on a instrument-by-instrument basis. Subsequent fair value measurement for the financial assets and liabilities an entity elects to measure will be recognized in earnings. The Company has not elected fair value option for any eligible assets and liabilities.

Other than these changes, there have been no changes in the Company’s significant accounting policies during the three months ended January 31, 2009 as compared to the significant accounting policies described in the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008.

Concentrations of Credit Risk

For the three months ended January 31, 2009, one customer accounted for 10% of the Company’s net revenues and 14% of the Company’s outstanding accounts receivable as of January 31, 2009. No other customer accounted for more than 10% of the Company’s net revenues or outstanding accounts receivable balances for other periods presented.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) will change the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development as an indefinite-lived intangible asset until approved or discontinued rather than as an immediate expense, expensing restructuring costs in connection with an acquisition rather than considering them a liability assumed in the acquisition, the treatment of acquisition-related transaction costs, including the fair value of contingent consideration at the date of an acquisition, the recognition of changes in the acquirer’s income tax valuation allowance, and accounting for partial and/or step acquisitions. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies under SFAS No. 109, Accounting for Income Taxes. Early adoption is not permitted. When SFAS No. 141(R) becomes effective, which, for the Company, will be in the first quarter of fiscal year 2010, any adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) will be recorded through income tax expense, whereas currently the accounting treatment would require any adjustment to be recognized through the purchase price. The Company is currently evaluating SFAS No. 141(R) and has not yet determined the impact, if any, its adoption will have on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. In conjunction with SFAS No. 141(R), discussed below, SFAS No. 160 will significantly change the accounting for partial and/or step acquisitions. SFAS No. 160 will be effective for the Company in the beginning of fiscal year 2010. Early adoption is not permitted. The Company is currently evaluating SFAS No. 160 and has not yet determined the impact, if any, its adoption will have on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS No. 133 and a tabular disclosure of the effects of such instruments and related hedged items on the entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will be required to adopt SFAS No. 161 in the second quarter of fiscal 2009, which begins on February 1, 2009. The adoption of SFAS No. 161 will not have any material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumption used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 will be effective in the first quarter of fiscal year 2010. The Company is currently evaluating the impact of the adoption of FSP No. 142-3 and has not yet determined the impact, if any, its adoption will have on the Company’s consolidated financial statements.

In May 2008, the FASB issued FSPAPB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 requires the issuer of a convertible debt instrument with cash settlement features to account separately for the liability and equity components of the instrument. The debt would be recognized at the present value of its cash flows discounted using an entity specific nonconvertible debt borrowing rate at the time of issuance. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. FSP APB 14-1 also requires accretion of the resultant debt discount over the expected life of the debt. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Entities are required to apply FSP APB 14-1 retrospectively for all periods presented. The Company is currently evaluating FSP APB 14-1 and has not yet determined the impact its adoption will have on the Company’s consolidated financial statements. However, the impact of this new accounting treatment will be significant and will result in a significant increase to non-cash interest expense beginning in fiscal year 2010 for financial statements covering past and future periods.

Note 2. Goodwill and Purchased Intangible Assets

The Company performed its annual impairment test of goodwill as of August 1, 2008 in accordance with SFAS No. 142 which did not result in an impairment of goodwill. However, in light of the Company’s fourth quarter operating results, the Company reduced its projected future cash flow significantly, which resulted in an indicator of possible impairment of goodwill and long-lived assets as defined under SFAS No. 142 and SFAS No. 144, requiring the Company to perform an impairment test as of October 15, 2008. Following the impairment test, the Company recorded impairment charges of $262.5 million for goodwill and $26.6 million for developed and core technology intangible assets in the fourth quarter of fiscal year 2008.

During November 2008, the macroeconomic environment worldwide continued to weaken. This was caused by the illiquidity of the credit markets, difficulties in the banking and financial services sectors, falling consumer confidence and rising unemployment rates. The Company’s stock price and market capitalization declined significantly which was considered an indicator of possible impairment of goodwill and long-lived assets triggering the necessity of an additional impairment test as of December 1, 2008.

As a result of the goodwill impairment test, the Company concluded that the carrying amount of the North America and Asia reporting units exceeded their implied fair values and recorded an estimated impairment charge of $178.3 million in the Corporate segment during the first quarter of fiscal year 2009. The net carrying value of goodwill in North America and International segments was reduced by $65.6 million and $112.7 million, respectively. See Note 13. “Segments and Geographic Information” for additional information on segment information.

The Company determined the fair value of the North America and Asia reporting units using the income approach, which requires estimates of future operating results and discounted cash flows. This goodwill impairment charge is an estimate, as the valuations necessary to complete the required evaluation of the Company’s goodwill remain in process as of the date of this report. The Company will finalize this evaluation in the second quarter of fiscal year 2009 and will update the impairment charge for goodwill, if necessary.

The long-lived assets impairment tests did not result in additional impairment charges.

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	Three Months Ended January 31, 2009	Year Ended October 31, 2008
Balance, beginning of period	$321,903	$611,977
Additions related to acquisitions	—	4,564
Resolution of tax contingencies, adjustments to tax reserves and valuation allowances established in purchase accounting, and tax benefits from exercise of vested stock options assumed	—	139
Goodwill impairment	(178,257)	(262,462)
Currency translation adjustments	(8,166)	(32,315)

Balance, end of period	$135,480	$321,903

Purchased Intangible Assets

Purchased intangible assets subject to amortization consisted of the following (in thousands):

	January 31, 2009			October 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Developed and core technology	$157,857	$(114,522)	$43,335	$158,432	$(109,991)	$48,441
Trade name	24,917	(22,382)	2,535	24,917	(22,315)	2,602
Internal use software	4,876	(1,823)	3,053	5,155	(1,629)	3,526
Customer relationships	93,088	(60,891)	32,197	94,003	(55,935)	38,068

	$280,738	$(199,618)	$81,120	$282,507	$(189,870)	$92,637

Amortization of purchased intangible assets for the three months ended January 31, 2009 and 2008 was allocated as follows (in thousands):

	Three Months Ended January 31,
	2009	2008
Included in cost of net revenues	$5,168	$8,175
Included in operating expenses	5,871	5,890

	$11,039	$14,065

Estimated future amortization expense of intangible assets recorded as of January 31, 2009 is as follows (in thousands):

	Cost of Net Revenues	Operating Expenses	Total
2009 (remaining 9 months)	$15,115	$14,433	$29,548
2010	15,827	12,056	27,883
2011	10,647	3,657	14,304
2012	952	1,211	2,163
2013	163	727	890
Thereafter	763	5,569	6,332

	$43,467	$37,653	$81,120

Note 3. Balance Sheet Details

Inventories

Inventories consisted of the following (in thousands):

	January 31, 2009	October 31, 2008
Raw materials	$42,998	$52,152
Work-in-process	5,575	6,416
Finished goods	91,197	109,792

	$139,770	$168,360

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	January 31, 2009	October 31, 2008
Prepaid taxes	$29,724	$31,554
Prepaid expenses	11,803	13,489
Other receivables	11,843	5,267
Other current assets	7,022	7,321

	$60,392	$57,631

Restricted Cash

The Company had $1.9 million of restricted cash as of January 31, 2009 and October 31, 2008. The restricted cash balances were comprised mainly of pledged deposits for bank guarantees to customers. The restricted cash was included in Other assets in the Condensed Consolidated Balance Sheets.

Accrued Warranty

Activity related to accrued warranty consisted of the following (in thousands):

	Three Months Ended January 31, 2009	Year Ended October 31, 2008
Balance at beginning of period	$10,017	$11,667
Warranty charged to cost of net revenues	809	7,289
Utilization of warranty	(1,139)	(10,877)
Change in estimates	224	1,889
Warranty liabilities assumed in acquisitions	—	49

Balance at end of period	9,911	10,017
Less current portion	(8,221)	(8,527)

Long-term portion	$1,690	$1,490

Deferred Revenue, net

Deferred revenue, net consisted of the following (in thousands):

	January 31, 2009	October 31, 2008
Deferred revenue	$69,235	$73,263
Deferred cost of revenue	(10,154)	(12,284)

	59,081	60,979
Less current portion	(47,049)	(47,687)

Long-term portion	$12,032	$13,292

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	January 31, 2009	October 31, 2008
Other tax liabilities (1)	$35,063	$35,542
Accrued interest	586	4,448
Accounts payable related accruals	16,875	23,217
Accrued legal and audit fees	7,465	10,885
Other	12,109	17,076

Total other current liabilities	$72,098	$91,168

(1)	Two of the Company’s Brazilian subsidiaries that were acquired as part of the Lipman acquisition have been notified of assessments regarding Brazilian customs penalties that relate to alleged infractions in the importation of goods. The Company has accrued 38.0 million Brazilian reais or $16.6 million and 37.1 million Brazilian reais or $17.7 million as of January 31, 2009 and October 31, 2008, respectively, related to these assessments. See Note 10. “Commitments and Contingencies” for additional information related to these tax assessments.

Note 4. Financings

The Company’s financing as of January 31, 2009 and October 31, 2008 consisted of the following (in thousands):

	January 31, 2009	October 31, 2008
Term B Loan	$230,000	$231,250
Senior convertible notes	316,250	316,250
Capital lease and other notes payable	689	879

Total	546,939	548,379
Less current portion	(5,013)	(5,022)

Long-term portion	$541,926	$543,357

Secured Credit Facility

On October 31, 2006, the Company’s principal subsidiary, VeriFone Inc., entered into a credit agreement (the “Credit Facility”) consisting of a Term B Loan facility of $500.0 million and a revolving loan permitting borrowings of up to $40.0 million. The proceeds from the Term B loan were used to repay all outstanding amounts relating to a previous credit facility, pay certain transaction costs, and partially fund the cash consideration in connection with the acquisition of Lipman Electronic Engineering Ltd. (“Lipman”) on November 1, 2006. Through January 31, 2009, the Company had repaid an aggregate of $270.0 million, leaving a Term B Loan balance of $230.0 million at January 31, 2009. The Credit Facility is guaranteed by the Company and certain of its subsidiaries and is secured by collateral including substantially all of the Company’s assets and stock of the Company’s subsidiaries.

Lehman Commercial Paper, Inc. (“Lehman CP”), a lender in the revolving loan, declared bankruptcy in October 2008. Under the terms of the Credit Facility, the Company declared Lehman CP a defaulting lender and removed Lehman CP as a lender in the revolving loan. Therefore, as of January 31, 2009 and October 31, 2008, $25.0 million was available to the Company under the revolving loan.

The Company pays a commitment fee on the unused portion of the revolving loan credit facility at a rate that varies depending upon its consolidated total leverage ratio. The Company was paying a commitment fee at a rate of 0.425% per annum as of January 31, 2009 and October 31, 2008.

The maturity dates on the components of the Credit Facility are October 31, 2012 for the revolving loan and October 31, 2013 for the Term B Loan. Principal payments on the Term B Loan are due in equal quarterly installments of $1.3 million over the seven-year term on the last business day of each calendar quarter with the balance due on maturity.

At the Company’s option, the Term B loan and the revolving loan can be “Base Rate” or “Eurodollar Rate” loans. Base Rate loans bear interest at a per annum rate equal to a margin over the greater of the Federal Funds rate plus 0.50% or the JP Morgan prime rate. For the Base Rate Term B loan, the margin was 1.75% as of January 31, 2009 and October 31, 2008. For the Base Rate revolving loan, the margin varies depending upon the Company’s consolidated leverage ratio and was 1.00% as of January 31, 2009 and October 31, 2008.

At the Company’s option, Eurodollar Rate loans bear interest at a margin over the one-, two-, three- or six-month LIBOR rate. The margin for the Eurodollar Rate Term B loan was 2.75% as of January 31, 2009 and October 31, 2008. The margin for the Eurodollar Rate revolving loan varies depending upon the Company’s consolidated leverage ratio and was 2.00% as of January 31, 2009 and October 31, 2008.

As of January 31, 2009, the Term B loan bore interest at 2.75% over the one-month LIBOR rate of 0.41% for a total of 3.16%. As of October 31, 2008, the Term B loan bore interest at 2.75% over the one-month LIBOR rate of 3.12% for a total of 5.87%. As of January 31, 2009 and October 31, 2008, no amounts were outstanding under the revolving loan.

The terms of the Credit Facility require the Company to comply with financial covenants, including maintaining leverage and fixed charge coverage ratios at the end of each fiscal quarter. As of January 31, 2009, the Company was required to maintain a total leverage ratio of not greater than 3.5 to 1.0 and a fixed charge coverage ratio of at least 2.0 to 1.0. Total leverage ratio is equal to total debt less cash as of the end of a reporting fiscal quarter divided by consolidated EBITDA, as adjusted, for the most recent four consecutive fiscal quarters. Fixed charge coverage ratio is, all for the most recent four consecutive fiscal quarters, the ratio of (a) consolidated EBITDA, as adjusted, less capital expenditures, as adjusted, and cash tax payments, over (b) the sum of cash interest expense and scheduled debt payments. Some of the financial covenants become more restrictive over the term of the Credit Facility. Noncompliance with any of the financial covenants without cure or waiver would constitute an event of default under the Credit Facility. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of repayment of the principal and interest outstanding and a termination of the revolving loan. The Credit Facility also contains non-financial covenants that restrict some of the Company’s activities, including its ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures, and engage in specified transactions with affiliates. The terms of the Credit Facility permit prepayments of principal and require prepayments of principal upon the occurrence of certain events including among others, the receipt of proceeds from the sale of assets, the receipt of excess cash flow as defined, and the receipt of proceeds of certain debt issues. The Credit Facility also contains customary events of default, including defaults based on events of bankruptcy and insolvency; nonpayment of principal, interest, or fees when due, subject to specified grace periods; breach of specified covenants; change in control; and material inaccuracy of representations and warranties. In addition, if the Company’s leverage exceeds a certain level set out in its Credit Facility, a portion of the Company’s excess cash flows must be used to pay down its outstanding debt. The Company was in compliance with its financial and non-financial covenants as of January 31, 2009.

1.375% Senior Convertible Notes

On June 22, 2007, the Company issued and sold $316.2 million aggregate principal amount of 1.375% Senior Convertible Notes due 2012 (the “Notes”) in an offering through Lehman Brothers and JP Morgan Securities Inc. (together “initial purchasers”) to qualified institutional buyers pursuant to Section 4(2) and Rule 144A under the Securities Act. The net proceeds from the offering, after deducting transaction costs, were approximately $307.9 million. The Company incurred approximately $8.3 million of debt issuance costs. The transaction costs, consisting of the initial purchasers’ discounts and offering expenses, were primarily recorded in debt issuance costs, net and are being amortized to interest expense using the effective interest method over five years. The Company will pay 1.375% interest per annum on the principal amount of the Notes, payable semi-annually in arrears in cash on June 15 and December 15 of each year, commencing on December 15, 2007, subject to increase in certain circumstances as described below. The fair value of the Notes was $151.8 million as of January 31, 2009 based on the trading price at the end of the day.

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

As of January 31, 2009, none of the conditions allowing holders of the Notes to convert had been met. If a fundamental change, as defined in the Indenture, occurs prior to the maturity date, holders of the Notes may require the Company to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest (including additional interest, if any) up to, but excluding, the repurchase date.

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

In connection with the sale of the Notes, the Company entered into a registration rights agreement, dated as of June 22, 2007, with the initial purchasers of the Notes (the “Registration Rights Agreement”). Under the Registration Rights Agreement, the Company has agreed to use reasonable best efforts to file a shelf registration statement regarding the Notes within 180 days after the original issuance of the Notes and cause the shelf registration statement to be effective until the earliest of (i) the date when the holders of transfer restricted Notes and shares of common stock issued upon conversion of the Notes are able to sell all such securities immediately without restriction under Rule 144(k) under the Securities Act of 1933, as amended (the “Securities Act”), (ii) the date when all transfer-restricted Notes and shares of common stock issued upon conversion of the Notes are registered under the registration statement and sold pursuant thereto and (iii) the date when all transfer-restricted Notes and shares of common stock issued upon conversion of the Notes have ceased to be outstanding. Due to the delay in the filing of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007, the Company was not able to register the Notes and the shares underlying the Notes until December 11, 2008. Accordingly, the interest rate on the Notes increased by 0.25% per annum on December 20, 2007 and by an additional 0.25% per annum on March 19, 2008 relating to the Company’s obligations under the Registration Rights Agreement. Such additional interest ceased to accrue on December 10, 2008, the day prior to the date the registration statement covering the Notes became effective. The Company incurred $1.3 million in interest expense related to the registration default of which $0.7 million remained accrued as of October 31, 2008. This accrued interest penalty was fully paid during the first quarter of fiscal year 2009.

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

The cost incurred in connection with the note hedge transactions, net of the related tax benefit and the proceeds from the sale of the warrants, is included as a net reduction in additional paid-in capital in the accompanying Condensed Consolidated Balance Sheets as of January 31, 2009 and October 31, 2008, in accordance with the guidance in Emerging Issues Task Force (“EITF”) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

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

Principal Payments

Principal payments, including capital leases, due for financings over the next five years and thereafter are as follows (in thousands):

Fiscal Years ending October 31:
2009 (remaining 9 months)	$3,763
2010	5,676
2011	5,000
2012	321,250
2013	211,250

$546,939

Note 5. Fair Value Measurements

Effective November 1, 2008, the Company adopted SFAS No. 157, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP No. 157-2. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 — Include other inputs that are directly or indirectly observable in the marketplace.

Level 3 — Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In accordance with SFAS No. 157, the Company measures its cash equivalents, Israeli severance pay funds and foreign currency derivative contracts at fair value. The cash equivalents are classified as Level 1 or Level 2 because they are either valued primarily using quoted market prices or based on alternative pricing sources utilizing observable inputs from active markets. The Israeli severance pay funds are classified as Level 1 because the funds are valued using quoted market prices. Our foreign currency derivative contracts are classified as Level 2 because the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets.

The following table presents the Company’s assets and liabilities that were measured at fair value on a regular basis as of January 31, 2009, classified by the level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3
Money market funds	$44,052	$—	$—
Israeli severance funds	2,347	—	—
Corporate and government bonds	—	4,576	—
Foreign exchange derivative assets	—	249	—

Total assets at fair value	$46,399	$4,825	$—

Note 6. Other Income (Expense), net and Other Comprehensive Income (Loss)

Other Income (Expense)

Other income (expense), net consisted of the following (in thousands):

	Three Months Ended January 31,
	2009	2008
Foreign currency transaction gains (losses), net	$4,455	$(5,363)
Foreign currency contract gains (losses), net	(1,101)	642
Other, net	860	201

	$4,214	$(4,520)

Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows (in thousands):

	Three Months Ended January 31,
	2009	2008
Net loss	$(181,989)	$(33,498)
Other comprehensive income (loss):
Foreign currency translation adjustments	(9,014)	(3,466)
Unrealized gain on interest rate hedge, net of tax	—	7

Comprehensive loss	$(191,003)	$(36,957)

Note 7. Income Taxes

The Company recorded a benefit from income taxes of $1.3 million for the three months ended January 31, 2009 compared to a provision for income taxes of $2.9 million for the three months ended January 31, 2008. The $1.3 million benefit from income taxes for the three months ended January 31, 2009 is primarily related to discrete items, including a combination of a decrease of deferred tax liability due to goodwill impairment for GAAP purposes, offset by unfavorable tax provision impacts from an increase in the U.S. valuation allowance, and interest accruals associated with uncertain tax positions under FIN 48.

The decrease in income tax provision for the three months ended January 31, 2009, compared to the three months ended January 31, 2008, is due to the fact that the Company provided tax for the three months ended January 31, 2008 notwithstanding an expected loss for the full fiscal year. For the three months ended January 31, 2009, the estimated goodwill impairment provided a tax benefit of approximately $2.4 million offset by the other discrete items noted above.

As of January 31, 2009, the Company remains in a net deferred tax liability position. The realization of the deferred tax assets is primarily dependent on the Company generating sufficient U.S. and foreign taxable income in future periods. Management has determined that it is not more likely than not the deferred tax assets in the U.S. and certain foreign jurisdictions will be realized and as such the Company continues to record a full valuation allowance against these assets as of January 31, 2009. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters when the Company reevaluates the underlying basis for its estimates of future domestic and certain foreign taxable income.

The Company is currently under audit by the Internal Revenue Service (“IRS”) for its fiscal years 2003 to 2004. Although the Company believes it has correctly provided income taxes for the years subject to audit, the IRS may adopt different interpretations. The Company has not yet received any final determinations with respect to this audit although certain adjustments have been agreed with the IRS. The liability associated with the agreed adjustments had been accrued in previous periods. Subsidiaries of the Company are also under audit by the Israeli tax authorities for calendar years 2004 to 2006 and the Brazilian federal government for all periods subsequent to January 1, 2003. With few exceptions, the Company is no longer subjected to tax examination outside of the U.S. for periods prior to 2000.

Note 8. Stockholders’ Equity

The Company grants stock options and restricted stock units (“RSUs”) pursuant to stockholder approved stock option plans. The Company maintains certain equity incentive plans, as described in detail in Note 8. “Stockholders’ Equity” of Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the fiscal year ended October 31, 2008. All stock options and RSUs granted during the three months ended January 31, 2009 were granted under the 2006 Equity Incentive Plan.

Stock-Based Compensation

The Company follows SFAS No. 123(R), Share-Based Payment, which requires the measurement of compensation cost for all outstanding unvested share-based awards at fair value and recognizes compensation over the requisite service period for awards expected to vest. The following table summarizes stock-based compensation expense by classification recorded under SFAS No. 123(R) for the three months ended January 31, 2009 and 2008 (in thousands):

	Three Months Ended January 31,
	2009	2008
Cost of net revenues	$504	$626
Research and development	1,366	1,496
Sales and marketing	1,859	1,803
General and administrative	4,828	1,545

Total stock-based compensation	$8,557	$5,470

In the first quarter of fiscal year 2009, as a result of the cancellation of certain stock option grants voluntarily surrendered by an employee, the Company expensed all previously unrecognized compensation cost of such stock option grants amounting to $3.6 million as of the cancellation date.

Valuation Assumptions

The Company estimates the grant-date fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R) and Staff Accounting Bulletin No. 107, Share-Based Payment, using the weighted-average assumptions noted in the following table.

	Three Months Ended January 31,
	2009	2008
Expected term of the options (in years)	4.0	3.0
Risk-free interest rate	2.2%	2.9%
Expected stock price volatility	59.4%	40.6%
Expected dividend rate	0.0%	0.0%

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

The performance targets for 2007 and 2008 were not achieved; hence 400,000 performance units and 200,000 market units have been cancelled.

The measurement of the fiscal 2009 tranche occurred in January 2009, the measurement date for that tranche. Up to 200,000 performance units will vest if the fiscal year 2009 performance targets are achieved. Up to 100,000 market units will vest if the fiscal 2009 performance targets are achieved and the volume-weighted average price of the Company’s stock exceeds $62.20 per share during the 10-day trading period beginning with the second full trading day following the Company’s announcement of the financial results for the fiscal year ending October 31, 2009. Because these shares are contingently issuable, they are excluded from the earnings per share calculation.

Equity Award Activity

Stock option activity for the three months ended January 31, 2009, was as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at November 1, 2008	8,707	$26.20
Granted	2,734	6.59
Exercised	(5)	3.73
Cancelled	(974)	22.58

Balance at January 31, 2009	10,462	$21.42	5.1	$209

Vested or expected to vest at January 31, 2009	9,629	$21.94	5.0	$208

Exercisable at January 31, 2009	3,914	$25.96	3.6	$176

The weighted average fair value of options granted during the three months ended January 31, 2009 and 2008 was $3.09 and $6.07, respectively. The total intrinsic value of options exercised was $0.01 million and $3.3 million during the three months ended January 31, 2009 and 2008, respectively.

Restricted stock unit activity for the three months ended January 31, 2009, was as follows (in thousands):

	Number of Shares (in thousands)	Aggregate Intrinsic Value (in thousands)
Balance at November 1, 2008	385
Granted	10
Vested	(10)
Cancelled	(3)

Balance at January 31, 2009	382	$381

Vested or expected to vest at January 31, 2009	314	$282

The weighted average fair value of RSUs granted during the three months ended January 31, 2009 and 2008 was $5.30 and $19.81, respectively. The total fair value of RSUs vested during the three months ended January 31, 2009 and 2008 was $0.05 million and $0.2 million, respectively.

Net cash proceeds from the exercise of stock options were $0.02 million and $0.9 million for the three months ended January 31, 2009 and 2008, respectively.

As of January 31, 2009, total compensation cost related to unvested options and RSUs expected to vest but not yet recognized was $37.0 million and $2.2 million, respectively, and was expected to be recognized over a weighted-average period of 3.0 years for options and 1.9 years for RSUs.

Note 9. Net Income (Loss) Per Share

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

The following details the computation of the loss per common share (in thousands, except per share data):

	Three Months Ended January 31,
	2009	2008
Basic and diluted net loss per share:
Numerator:
Net loss	$(181,989)	$(33,498)

Denominator:
Weighted-average shares outstanding used in computing basic net loss per share	84,487	84,153
Add dilutive securities:
Stock options and restricted stock units	—	—

Weighted-average shares used in computing diluted net loss per share	84,487	84,153

Net loss per share:
Basic	$(2.15)	$(0.40)

Diluted	$(2.15)	$(0.40)

As of January 31, 2009 and 2008, options and RSUs to purchase 10.9 million and 8.8 million, respectively, of Common Stock were excluded from the calculation of weighted average shares for diluted net loss per share as they were anti-dilutive.

The Notes are considered to be Instrument C securities as defined by EITF No. 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion (“EITF 90-19”); therefore, only the conversion spread relating to the Notes is included in the Company’s diluted earnings per share calculation, if dilutive. The potential dilutive shares of the Company’s common stock resulting from the assumed settlement of the conversion spread of the Notes are determined under the method set forth in EITF 90-19. Under such method, the settlement of the conversion spread of the Notes has a dilutive effect when the average share price of the Company’s common stock during the period exceeds $44.02. The average share price of the Company’s common stock during the three months ended January 31, 2009 and 2008 did not exceed $44.02.

Warrants to purchase 7.2 million shares of the Company’s common stock were outstanding at January 31, 2009, but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the average market price of the Company’s common stock during the three months ended January 31, 2009; therefore, their effect was anti-dilutive.

Note 10. Commitments and Contingencies

Commitments

The Company leases certain facilities under non-cancelable operating leases that contain free rent periods and/or rent escalation clauses. Rent expense under these leases has been recorded on a straight-line basis over the lease term. The difference between amounts paid and rent expense is recorded as deferred rent and the short-term and long-term portions are included in other current liabilities and other long-term liabilities, respectively, in the Condensed Consolidated Balance Sheets. Additionally, the Company subleases certain real property to third parties. Future minimum lease payments and sublease rental income under these leases as of January 31, 2009, were as follows (in thousands):

Fiscal Years Ending October 31:	Minimum Lease Payments	Sublease Rental Income	Net Minimum Lease Payments
2009 (remaining 9 months)	$9,268	$(54)	$9,214
2010	10,891	(4)	10,887
2011	8,882	—	8,882
2012	7,464	—	7,464
2013	6,010	—	6,010
Thereafter	7,611	—	7,611

Total	$50,126	$(58)	$50,068

Contingencies

Manufacturing Agreements

The Company works on a purchase order basis with third-party contract manufacturers and component suppliers with facilities in China, Singapore, Israel and Brazil to supply a majority of the Company’s finished goods inventories. The Company provides each contract manufacturer with a purchase order to cover the manufacturing requirements, which constitutes a binding commitment by the Company to purchase materials produced by the manufacturer as specified in the purchase order. The total amount of purchase commitments as of January 31, 2009 was approximately $27.9 million, and are generally paid within one year. Of this amount, $3.7 million has been recorded in Other current liabilities in the accompanying Condensed Consolidated Balance Sheets as of January 31, 2009 because these commitments are not expected to have future value to the Company.

Legal Proceedings

Brazilian State Tax Assessments

State Value Added Tax

One of the Company’s Brazilian subsidiaries has been notified of a tax assessment regarding Brazilian state value added tax (“VAT”), for the periods from January 2000 to December 2001 that relates to products supplied to the Company by a contract manufacturer. The assessment relates to an asserted deficiency of 4.7 million Brazilian reais (approximately $2.1 million) excluding interest. The tax assessment was based on a clerical error in which the Company’s Brazilian subsidiary omitted the required tax exemption number on its invoices. Management does not expect that the Company will ultimately incur a material liability in respect of this assessment, because they believe, based in part on advice of the Company’s Brazilian tax counsel, that the

Company is likely to prevail in the proceedings relating to this assessment. On May 25, 2005, the Company had an administrative hearing with respect to this audit. The Company’s management expects to receive the decision of the administrative body sometime in 2009. In the event the Company receives an adverse ruling from the administrative body, the Company will decide whether or not to appeal and would reexamine the determination as to whether an accrual is necessary. It is currently uncertain what impact this state tax examination may have with respect to the Company’s use of a corresponding exemption to reduce the Brazilian federal VAT.

Importation of Goods Assessments

Two of the Company’s Brazilian subsidiaries that were acquired as a part of the Lipman acquisition have been notified of assessments regarding Brazilian customs penalties that relate to alleged infractions in the importation of goods. The assessments were issued by the Federal Revenue Department in the City of Vitória, the City of São Paulo, and the City of Itajai. The assessments relate to asserted deficiencies totaling 26.9 million Brazilian reais (approximately $11.7 million) excluding interest. The tax authorities allege that the structure used for the importation of goods was simulated with the objective of evading taxes levied on the importation by under-invoicing the imported goods; the tax authorities allege that the simulation was created through a fraudulent interposition of parties, where the real sellers and buyers of the imported goods were hidden.

In the Vitória tax assessment, the fines were reduced from 4.7 million Brazilian reais (approximately $2.0 million) to 1.5 million Brazilian reais (approximately $0.6 million) on a first level administrative decision on January 26, 2007. The proceeding has been remitted to the Taxpayers Council to adjudicate the appeal of the first level administrative decision filed by the tax authorities. The Company also appealed the first level administrative decision on February 26, 2007. In this appeal, the Company argued that the tax authorities did not have enough evidence to determine that the import transactions were indeed fraudulent and that, even if there were some irregularities in such importations, they could not be deemed to be the Company’s responsibility since all the transactions were performed by the third-party importer of the goods. On February 27, 2008, the Taxpayers Council rendered its decision to investigate the first level administrative decision for further analysis of the matter. The Company expects to receive the decision of the Taxpayers Council sometime in 2009. In the event the Company receives an adverse ruling from the Taxpayers Council, the Company will decide whether or not to appeal to the judicial level. Based on the Company’s current understanding of the underlying facts, the Company believes that it is probable that its Brazilian subsidiary will be required to pay some amount of fines. At January 31, 2009, the Company has accrued 4.7 million Brazilian reais (approximately $2.0 million), excluding interest, which it believes is the probable payment.

On July 12, 2007, the Company was notified of a first administrative level decision rendered in the São Paulo tax assessment, which maintained the total fine of 20.2 million Brazilian reais (approximately $8.8 million) imposed. On August 10, 2007, the Company appealed the first administrative level decision to the Taxpayers Council. A hearing was held on August 12, 2008 before the Taxpayers Council, and on October 14, 2008, the Taxpayers Council granted the Company’s appeal and dismissed the Sao Paulo assessment. However, the Taxpayers Council has not issued its written opinion concerning the legal basis for such dismissal, and the Brazilian tax authorities have informed the Company that it will file a revised assessment in this matter. Based on the Company’s current understanding of the underlying facts, the Company believes that it is probable that its Brazilian subsidiary will be required to pay some amount of fines. Accordingly, at January 31, 2009, the Company has accrued 20.2 million Brazilian reais (approximately $8.8 million), excluding interest.

On May 22, 2008, the Company was notified of a first administrative level decision rendered in the Itajai assessment, which maintained the total fine of 2.0 million Brazilian reais (approximately $0.9 million) imposed, excluding interest. On May 27, 2008, the Company appealed the first level administrative level decision to the Taxpayers Council. Based on the Company’s current understanding of the underlying facts, the Company believes that it is probable that its Brazilian subsidiary will be required to pay some amount of fines. Accordingly, at January 31, 2009, the Company has accrued 2.0 million Brazilian reais (approximately $0.9 million), excluding interest.

Patent Infringement and Commercial Litigation

SPA Syspatronic AG v. VeriFone Holdings, Inc., VeriFone, Inc., et al.

On September 18, 2007, SPA Syspatronic AG (“SPA”) commenced this action in the United States District Court for the Eastern District of Texas, Marshall Division, against the Company and others, alleging infringement of U.S. Patent No. 5,093,862 purportedly owned by SPA. SPA is seeking a judgment of infringement, an injunction against further infringement, damages, interest and attorneys’ fees. The Company filed an answer and counterclaims on November 8, 2007, and intends to vigorously defend this litigation. On January 28, 2008, the Company requested that the U.S. Patent and Trademark Office (the “PTO”) perform a re-examination of the patent. The PTO granted the request on April 4, 2008. The Company then filed a motion to stay the proceedings with the Court and on April 25, 2008, the Court agreed to stay the proceedings pending the re-examination. On December 19, 2008, the PTO rejected all claims of the subject patent on the same basis as was identified in the Company’s request for re-examination. The case is still in the preliminary stages, and it is not possible to quantify the extent of the Company’s potential liability, if any. An unfavorable outcome could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flow.

Cardsoft, Inc. et al v. VeriFone Holdings, Inc., VeriFone, Inc., et al.

On March 6, 2008, Cardsoft, Inc. and Cardsoft (Assignment for the Benefit of Creditors), LLC (“Cardsoft”) commenced this action in the United States District Court for the Eastern District of Texas, Marshall Division, against the Company and others, alleging infringement of U.S. Patents No. 6,934,945 and No. 7,302,683 purportedly owned by Cardsoft. Cardsoft is seeking a judgment of infringement, an injunction against further infringement, damages, interest and attorneys’ fees. The Company intends to vigorously defend this litigation. The case is still in the preliminary stages, and it is not possible to quantify the extent of the Company’s potential liability, if any. An unfavorable outcome could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flow.

Communication Transaction Solutions, Inc. v. VeriFone Holdings, Inc., VeriFone, Inc., et al.

The Company was a defendant in this action initiated in the California Superior Court in Santa Clara County on August 30, 2006, in which the plaintiff alleged among other things misappropriation of trade secrets in connection with the Company’s development of its wireless pay-at-the-table system. These allegations followed the Company’s decision in October 2005 to terminate discussions regarding a possible acquisition of the plaintiff’s business. The plaintiff sought damages, interest and attorneys’ fees. The parties argued summary judgment motions on September 4, 2008 and on September 11, 2008, the Court dismissed certain of the plaintiffs’ claims. In January 2009, without admitting any misappropriation of trade secrets, wrongdoing or violation of law and to avoid the distraction and expense of continued litigation, the Company agreed to settle the litigation. In exchange for a payment of $3.0 million by the Company, all asserted claims will be dismissed and the Company will receive a perpetual, fully paid-up license to all plaintiff intellectual property and trade secrets asserted in the lawsuit.

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

On January 27, 2008, a class action complaint was filed against the Company in the Central District Court in Tel Aviv, Israel on behalf of purchasers of the Company’s stock on the Tel Aviv Stock Exchange. The complaint seeks compensation for damages allegedly incurred by the class of plaintiffs due to the publication of erroneous financial reports. The Company filed a motion to stay the action, in light of the proceedings already filed in the United States, on March 31, 2008. A hearing on the motion was held on May 25, 2008. Further briefing in support of the stay motion, specifically with regard to the threshold issue of applicable law, was submitted on June 24, 2008. On September 11, 2008, the Israeli District Court ruled in the Company’s favor, holding that U.S. law would apply in determining the Company’s liability. On October 7, 2008, plaintiffs filed a motion for leave to appeal the District Court’s ruling to the Israeli Supreme Court. The Company’s response to plaintiffs’ appeal motion was filed on January 18, 2009. Because the Company’s motion to stay will depend upon the Supreme Court’s ruling, the District Court has stayed its proceedings until the Supreme Court rules on plaintiffs’ motion for leave to appeal. At this time, the Company has not recorded any liabilities as the Company is unable to estimate any potential liability.

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

On February 18, 2009, the Company received a “Wells Notice” from the SEC in connection with the investigation by the staff of the SEC’s Division of Enforcement (the “Staff”) related to the restatement. The Wells Notice provides the Company with notification that the Staff intends to recommend that the SEC bring a civil injunctive action against the Company, alleging violations of the federal securities laws arising from the restatement of the Company’s fiscal year 2007 interim financial statements. Under the process established by the SEC, recipients of a Wells Notice have the opportunity to respond before the Staff makes a recommendation to the SEC regarding what action, if any, should be brought by the SEC. In connection with this contemplated action, the Staff may seek a civil injunction and civil penalties.

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

Note 11. Restructuring Charges

In the first quarter of 2009, in light of the macroeconomic conditions, management approved several actions worldwide as part of a restructuring plan designed to improve financial results. The Company expensed $1.8 million of employee restructuring expense and $0.1 million of facilities restructuring expense in the Corporate segment for these actions for the three months ended January 31, 2009. In addition, the Company expensed $0.7 million of facilities restructuring expense in the Corporate segment for the 2008 restructuring plan.

The following table summarizes restructuring expenses for the three months ended January 31, 2009 and 2008 (in thousands):

	Three Months Ended January 31,
	2009	2008
Cost of net revenues	$195	$166
Sales and marketing	874	399
Research and development	591	752
General and administrative	960	787

Total restructuring costs	$2,620	$2,104

Restructuring activity for the three months ended January 31, 2009 was as follows (in thousands):

	Employee Severance and Benefit Arrangement	Facilities Related Costs	Total
Balance at November 1, 2008	$1,332	$1,992	$3,324
First quarter charges	1,784	836	2,620
Other adjustments	(41)	(173)	(214)
Cash payments	(810)	(303)	(1,113)

Balance at January 31, 2009	$2,265	$2,352	$4,617

The Company may incur additional restructuring charges in the future for additional employee severance and benefit arrangements, and facility-related activities.

Note 12. Related-Party Transactions

For the three months ended January 31, 2009, the Company recorded $1.4 million of sales to affiliates of one of the members of the Company’s Board of Directors which were included in System Solutions net revenues in the accompanying Condensed Consolidated Statements of Operations. For the three months ended January 31, 2008, the Company did not record any sales to affiliated parties.

Note 13. Segment and Geographic Information

Segment Information

The Company operates in two business segments: North America and International. The Company defines North America as the United States and Canada, and International as the other countries from which it derives revenues. Total assets and long-lived assets by segment are based on the physical location of the assets.

Net revenues and operating income (loss) of each business segment reflect net revenues generated within the segment, standard cost of System Solutions net revenues, actual cost of Services net revenues, and expenses that directly benefit only that segment. Corporate net revenues and operating income (loss) reflect non-cash acquisition charges, including amortization of purchased core and developed technology assets and step-down in deferred revenue, impairment of goodwill and other Corporate charges, including inventory obsolescence and scrap at corporate distribution centers, rework, specific warranty provisions, non-standard freight, over-and-under absorption of materials management and supply chain engineering overhead.

In 2008, the Company revised the methodology for business segment operating loss reporting. Distribution center costs and certain warranty and royalty costs, which were previously allocated to the Corporate segment were reallocated based on ship-to locations. Restructuring costs which was previously allocated to the International and North America segments were reallocated to the Corporate segment. The following table sets forth net revenues and operating income (loss), as revised, for the Company’s segments (in thousands):

	Three Months Ended January 31,
	2009	2008
Net revenues:
International	$130,263	$118,019
North America	83,900	67,720
Corporate	(140)	(218)

Total net revenues	$214,023	$185,521

Operating income (loss):
International	$33,621	$21,047
North America	27,927	19,970
Corporate	(244,381)	(62,714)

Total operating loss	$(182,833)	$(21,697)

The Company’s goodwill by segment were as follows (in thousands):

	January 31, 2009	October 31, 2008
International	$131,999	$252,869
North America	3,481	69,034

Total	$135,480	$321,903

The Company’s total assets by segment were as follows (in thousands):

	January 31, 2009	October 31, 2008
International	$589,853	$735,991
North America	250,479	343,761

Total	$840,332	$1,079,752

Geographic Information

The net revenues by geographic areas were as follows (in thousands):

	Three Months Ended January 31,
	2009	2008
Europe	$66,141	$57,683
Latin America	43,608	44,609
Asia	20,514	15,727
United States	75,051	60,530
Canada	8,709	6,972

Total net revenues	$214,023	$185,521

Revenues are allocated to the geographic areas based on the shipping destination of customer orders. Corporate revenues are included in the United States geographic area revenues.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. In some cases, forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and assumptions made by management. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A “Risk Factors” below and in Item 1A of our Annual Report on Form 10-K for the year ended October 31, 2008 filed with the SEC. The following discussion should be read in conjunction with our consolidated financial statements and related notes included in our 2008 Annual Report on Form 10-K and the Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Unless required by law, we expressly disclaim any obligation to update publicly any forward-looking statements, whether as result of new information, future events, or otherwise.

When we use the terms “VeriFone,” “we,” “us,” and “our” in this item, we mean VeriFone Holdings, Inc., a Delaware corporation, and its consolidated subsidiaries.

Overview

We are a global leader in secure electronic payment solutions. We provide expertise, solutions, and services that add value to the point of sale with merchant-operated, consumer-facing, and self-service payment systems for the financial, retail, hospitality, petroleum, government, transportation and healthcare vertical markets. We have one of the leading electronic payment solutions brands and are one of the largest providers of electronic payment systems worldwide. We believe that we benefit from a number of competitive advantages gained through our 27-year history and success in our industry. These advantages include our globally trusted brand name, large installed base, significant involvement in the development of industry standards, global operating scale, customizable platforms, and investment in research and development. We believe that these advantages position us well to capitalize on the continuing global shift toward electronic payment transactions.

Our industry’s long-term growth continues to be driven by the long-term shift towards electronic payment transactions and away from cash and checks in addition to an improvement in security standards that require more advanced electronic payment systems. Internationally, growth rates have been higher because of the relatively lower penetration rates of electronic payment transactions in many countries as well as governmental efforts to modernize their economies and use electronic payments as a means of improving collection of value-added tax (“VAT”) and sales tax. Recently, additional factors have driven growth, including the shift from dial up to internet protocol (“IP”) based and wireless communications, personal identification number (“PIN”) based debit transactions, and advances in computing technology which enable vertical solutions and non-payment applications to reside at the point of sale.

Revenues recognized in our fiscal quarters have tended to be back-end loaded as we receive sales orders and deliver our System Solutions towards the end of each fiscal quarter. This back-end loading may adversely affect our results of operations in a number of ways. First, if we expect to receive sales orders that do not materialize at the end of the fiscal quarter or if we do not receive them with sufficient time to deliver our System Solutions and recognize revenue in that fiscal quarter, our revenues and profitability may be adversely affected. In addition, the manufacturing processes at our internal manufacturing facility could become concentrated in a shorter time period which could increase labor and other manufacturing costs as well as delivery costs and negatively impact our gross margins. If, on the other hand, we were to hold higher inventory levels to counteract this effect, we would be subject to an enhanced risk of inventory obsolescence. The concentration of orders may also make it difficult to accurately forecast component requirements and, as a result, we could experience a shortage of the components needed for production, possibly delaying shipments and causing lost orders. This could cause us to fail to meet our revenue and operating profit expectations for a particular quarter and could increase the fluctuation of our quarterly results if shipments are delayed from one fiscal quarter to the next or orders are cancelled by customers.

Security has become a driving factor in our business as our customers endeavor to meet ever escalating governmental requirements related to the prevention of identity theft as well as operating safeguards imposed by the credit and debit card associations, members of which include Visa International (“Visa”) MasterCard Worldwide (“MasterCard”), American Express, Discover Financial Services, and JCB Co., Ltd. In September 2006, these card associations established the Payment Card Industry Security Standards Council to oversee and unify industry standards in the areas of credit card data security, referred to as the PCI-PED standard which consists of PIN-entry device security and the PCI Data Security Standard (“PCI-DSS”) for enterprise data security, and the Payment Application Data Security Standard for payment application data security. We are a leader in providing systems and software solutions that meet these standards and have upgraded or launched next generation system solutions that span our product portfolio ahead of mandated deadlines.

We operate in two business segments: North America and International. We define North America as the United States and Canada, and International as all other countries from which we derive revenues.

We have continued to experience lower than expected revenue levels and softer demand globally due to weakened markets and adverse economic conditions. We believe that demand for wireless, IP-enabled, PIN-based debit and enhanced security systems will continue to be adversely affected by lower North American demand as retailers plan to close redundant or underperforming locations and the purchasing power of certain International customers diminishes due to unfavorable foreign currency exchange rate movements, and as customers opt for lower-priced products which would negatively impact our revenues and gross margins. However, over the long-term we expect demand in emerging economies to continue to grow faster relative to our mature markets as these economies develop and seek to enhance VAT collection. We continue to devote research and development (“R&D”) resources to address these market needs.

Results of Operations

Net Revenues

We generate net revenues through the sale of our electronic payment systems and solutions that enable electronic transactions, which we identify as System Solutions, and to a lesser extent, warranty and support services, field deployment, installation and upgrade services, and customer specific application development, which we identify as Services.

Net revenues, which include System Solutions and Services, are summarized in the following table (in thousands, except percentages):

	Three Months Ended January 31,
	2009	2008	Net Change	Percentage Change
Systems Solutions	$185,841	$155,601	$30,240	19.4%
Services	28,182	29,920	(1,738)	-5.8%

Total	$214,023	$185,521	$28,502	15.4%

System Solutions

System Solutions net revenues increased $30.2 million, or 19.4%, to $185.8 million for the three months ended January 31, 2009 from $155.6 million for the three months ended January 31, 2008. System Solutions net revenues comprised 86.8% of total net revenues for the three months ended January 31, 2009 as compared to 83.9% for the three months ended January 31, 2008.

International System Solutions net revenues for the three months ended January 31, 2009 increased $11.7 million, or 11.3%, to $115.5 million compared to the three months ended January 31, 2008. This increase was predominately attributable to a $7.6 million, or 15.2% increase in European revenues and a $4.3 million, or 29.2%, increase in Asian revenues. In Europe, the increase in System Solutions revenues were primarily driven by increased Turkey revenues, as a result of increased vertical solution revenues to non-banking customers and improved sales execution in Continental Europe. China was the primary contributor to the increase in Asian System Solutions revenues, due to a continuing favorable macroeconomic climate relative to other countries in the region. System Solutions revenues in Latin America declined $0.2 million, or 0.4%, to $38.7 million, compared to the three months ended January 31, 2008 primarily as a result of reduced demand in light of the implicit price increases of VeriFone product occurring under significant currency devaluations, a poorer economic climate, and increased pricing competition from a new entrant in our Brazilian market.

North America System Solutions net revenues for the three months ended January 31, 2009 increased $18.5 million, or 35.7%, to $70.3 million compared to the three months ended January 31, 2008, largely attributable to the non recurrence of a $23.4 million revenue deferral in the first quarter of fiscal year 2008 because all of the revenue recognition criteria were not met. Our U.S. Financial business continued to be constrained by adverse economic conditions which slowed retail store openings. Petroleum Solutions sales were relatively flat as gas station owners are deferring decisions to upgrade their systems. Multilane net revenues grew, reflecting continued demand of large retailers to deploy solutions which address the enhanced PCI-DSS requirements.

We are unable to predict the likely duration and severity of the current disruption in the financial markets and adverse economic conditions in the U.S. and other countries and such conditions, if they persist, will continue to adversely impact our business, operating results, and financial condition.

Services Revenues

Services net revenues decreased $1.7 million, or 5.8%, to $28.2 million for the three months ended January 31, 2009 from $29.9 million for three months ended January 31, 2008. The majority of the decline was due to lower North American Petroleum deployment services, timing of the completion of Petroleum software services and unfavorable currency impacts for Brazilian reais denominated service revenues.

Gross Profit

The following table shows the gross profit for System Solutions and Services (in thousands, except percentages):

	Three Months Ended January 31,
	2009		2008
	Amounts	%	Amounts	%
Systems Solutions	$57,730	31.1%	$45,997	29.6%
Services	11,572	41.1%	11,367	38.0%

Total	$69,302	32.4%	$57,364	30.9%

Gross profit on System Solutions increased $11.7 million, or 25.5%, to $57.7 million for the three months ended January 31, 2009 from $46.0 million for the three months ended January 31, 2008. Gross profit on System Solutions represented 31.1% of System Solutions net revenues for the three months ended January 31, 2009 and 29.6% for the three months ended January 31, 2008. The increase in gross profit percentage in the three months ended January 31, 2009 compared to the three months ended January 31, 2008 was primarily due to improvements in International gross profit percentages, as described below, and decreases in Corporate costs as a percentage of System Solutions net revenues. These increases were partially offset by a decline in the gross profit percentage of the North America segment.

International gross profit percentage improved in Europe for the three months ended January 31, 2009 primarily as a result of additional Corporate management oversight and changes in personnel, which resulted in stronger commercial practices and pricing discipline. A secondary factor in the improvement of International gross profit percentage was lower relative revenue contribution from Brazil and Mexico, countries which generally carry below average gross profit percentages.

North America gross profit percentage for the three months ended January 31, 2009 was adversely impacted by product mix as sales shifted away from wireless and Petroleum solutions, which typically have higher than average gross profit percentages, towards Mutilane solutions, which typically carry lower than average gross profit percentages.

Corporate costs increased on an absolute level but decreased as a percentage of System Solutions net revenues. Corporate costs are comprised of non-cash acquisition charges, including amortization of purchased core and developed technology assets, step-down in deferred revenue, and other Corporate charges, including inventory obsolescence and scrap at corporate distribution centers, rework, specific warranty provisions, non-standard freight, over-and-under absorption of materials management and supply chain engineering overhead. Since these costs are generally incurred on a company-wide basis, it is impractical to allocate them to either the North America or International segment. Corporate costs decreased as a result of $5.2 million in reduced spending from greater than planned use of ocean freight as compared to air freight, improved efficiencies in our Tel Aviv manufacturing facilities, favorable foreign currency exchange rates and a $3.0 million decrease in amortization of purchased core and developed technology assets due to the impairment charges in fiscal year 2008. These decreases were partially offset by an increase of $10.1 million in excess, obsolescence and scrap due to the deteriorating macroeconomic environment and a desire to not dilute customer perceptions of the value of VeriFone solutions by selling slow moving inventory at deep discounts.

Research and Development Expenses

Research and development (“R&D”) expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended January 31,
	2009	2008	Net Change	Percentage Change
Research and development	$17,872	$22,462	$(4,590)	-20.4%
Percentage of net revenues	8.4%	12.1%

R&D expenses for the three months ended January 31, 2009 decreased $4.6 million, or 20.4%, compared to the three months ended January 31, 2008, primarily driven by the non-recurrence of a $2.7 million write-off of capitalized software during the first quarter of 2008, a $2.2 million decrease in personnel costs due to cost reduction and favorable foreign currency exchange rates.

We expect R&D expenses over the next few quarters to be relatively flat or slightly lower in absolute amounts as we adjust to the weaker macroeconomic environment.

Sales and Marketing Expenses

Sales and marketing expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended January 31,
	2009	2008	Net Change	Percentage Change
Sales and marketing	$19,407	$24,643	$(5,236)	-21.2%
Percentage of net revenues	9.1%	13.3%

Sales and marketing expenses decreased $5.2 million, or 21.2%, for the three months ended January 31, 2009, compared to the three months ended January 31, 2008 primarily due to a $2.1 million decrease in personnel costs, a $1.7 million decrease in internal meetings, trade shows and marketing communications related expenses and a $0.9 million decrease in consulting and outside services costs as a result of our cost reduction efforts and favorable foreign currency exchange rates.

We expect sales and marketing expenses to be flat or slightly lower in absolute terms as we adjust to the weaker macroeconomic environment.

General and Administrative Expenses

General and administrative expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended January 31,
	2009	2008	Net Change	Percentage Change
General and administrative	$30,728	$26,066	$4,662	17.9%
Percentage of net revenues	14.4%	14.1%

General and administrative expenses in the three months ended January 31, 2009 increased $4.7 million, or 17.9%, compared to the three months ended January 31, 2008 primarily due to a $3.3 million increase in stock-based compensation mainly as a result of the surrender of certain option grants, a $5.5 million increase in professional services mainly due to increased activity levels in tax accounting and internal audit functional areas as a result of remediation related activities, $1.0 million in a legal settlement charge, and $0.6 million in costs for acquisition related compensation milestone payouts. Partially offsetting these increases was a $5.0 million decrease in restatement costs related to the restatement of 2007 interim financial results in the first quarter of fiscal year 2008.

We expect general and administrative expenses, excluding costs related to independent investigation and 2007 quarterly restatement costs incurred in fiscal year 2008, to be flat or slightly lower as we adjust to the weaker macroeconomic environment.

Impairment of Goodwill and Intangible Assets

We performed our annual impairment test of goodwill as of August 1, 2008 in accordance with SFAS No. 142 which did not result in an impairment of goodwill. However, in light of our fourth quarter operating results, we reduced our projected future cash flow significantly, which resulted in an indicator of possible impairment of goodwill and long-lived assets as defined under SFAS No. 142 and SFAS No. 144, requiring us to perform an impairment test as of October 15, 2008. Following the impairment test, we recorded impairment charges of $262.5 million for goodwill and $26.6 million for developed and core technology intangible assets in the fourth quarter of fiscal year 2008.

During November 2008, the macroeconomic environment worldwide continued to weaken. This was caused by the illiquidity of the credit markets, difficulties in the banking and financial services sectors, falling consumer confidence and a rising unemployment rate. Our stock price and market capitalization declined significantly which was considered an indicator of possible impairment of goodwill and long-lived assets, triggering the necessity of an additional impairment test as of December 1, 2008.

As a result of the goodwill impairment test, we concluded that the carrying amount of the North America and Asia reporting units exceeded their implied fair values and recorded an estimated impairment charge of $178.3 million in the Corporate segment in the first quarter of fiscal year 2009. The net carrying value of goodwill in the North America and International segments was reduced by $65.6 million and $112.7 million, respectively.

We determined the fair value of the North America and Asia reporting units using the income approach, which requires estimates of future operating results and discounted cash flows. This goodwill impairment charge is an estimate, as valuations necessary to complete the required evaluation of the goodwill remain in process as of the date of this report. We will finalize this evaluation in the second quarter of fiscal year 2009 and will update the impairment charge for goodwill, if necessary.

The long-lived assets impairment tests did not result in additional impairment charges.

We will continue to evaluate the carrying value of our remaining goodwill and intangible assets and if we determine in the future that there is a potential further impairment in any of our reporting units, we may be required to record additional charges to earnings which could adversely affect our financial results.

Interest Expense

Interest expense decreased $1.1 million, or 16.8%, in the three months ended January 31, 2009 compared to the three months ended January 31, 2008. This decrease in interest expense for the three months ended January 31, 2009 was mostly attributable to the decrease in the effective interest rates on our Term-B loan as LIBOR rates declined from 3.12% on October 31, 2008 to 0.41 % on January 31, 2009.

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 will require us to account separately for the liability and equity components of our convertible debt. The debt would be recognized at the present value of its cash flows discounted using our nonconvertible debt borrowing rate at the time of issuance. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. FSP APB 14-1 also requires accretion of the resultant debt discount over the expected life of the debt. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Entities are required to apply FSP APB 14-1 retrospectively for all periods presented. We are currently evaluating FSP APB 14-1 and have not yet determined the impact its adoption will have on our consolidated financial statements. However, the impact of this new accounting treatment may be significant and may result in a significant increase to non-cash interest expense beginning in fiscal year 2010 for financial statements covering past and future periods.

Interest Income

Interest income decreased $1.4 million in the three months ended January 31, 2009 compared to the three months ended January 31, 2008. This decrease was attributable to the lower effective interest rates during the three months ended January 31, 2009 as compared to the three months ended January 31, 2008.

Other Income (Expense), Net

Other income was $4.2 million during the three months ended January 31, 2009 primarily resulting from $3.4 million of net foreign currency exchange gain. Other expense was $4.5 million for the three months ended January 31, 2008 primarily due to $4.7 million net foreign currency exchange loss.

Provision for Income Tax

We recorded a benefit from income taxes of $1.3 million for the three months ended January 31, 2009 compared to a provision for income taxes of $2.9 million for the three months ended January 31, 2008. The $1.3 million benefit from income taxes for the three months ended January 31, 2009 is primarily related to discrete items, including a combination of a decrease of deferred tax liability due to goodwill impairment for GAAP purposes, offset by unfavorable tax provision impacts from an increase in the US valuation allowance, and interest accruals associated with uncertain tax positions under FIN 48.

The decrease in income tax provision for the three months ended January 31, 2009, compared to the three months ended January 31, 2008 is due to the fact that we provided tax for the three months ended January 31, 2008 notwithstanding an expected loss for the full fiscal year. For the three months ended January 31, 2009, the estimated goodwill impairment provided a tax benefit of approximately $2.4 million offset by the other discrete items noted above.

As of January 31, 2009, we remain in a net deferred tax liability position. The realization of the deferred tax assets is primarily dependent on our ability to generating sufficient U.S. and foreign taxable income in future periods. We have determined that it is not more likely than not the deferred tax assets in the U.S. and certain foreign jurisdictions will be realized and as such we continue to record a full valuation allowance against these assets as of January 31, 2009. The amount of deferred tax assets considered realizable may increase or decrease in subsequent periods when we reevaluate the underlying basis for our estimates of future domestic and certain foreign taxable income.

We are currently under audit by the Internal Revenue Service (“IRS”) for our fiscal years 2003 and 2004. Although we believe we have correctly provided income taxes for the years subject to audit, the IRS may adopt different interpretations. We have not yet received any final determinations with respect to this audit although certain adjustments have been agreed with the IRS. The liability associated with the agreed adjustments had been accrued in previous periods. Our subsidiaries are also under audit by the Israeli tax authorities for 2004 to 2006 and the Brazilian federal government for the periods between January 31, 2003 through the current date. With few exceptions, we are no longer subjected to tax examination outside of the U.S. for periods prior to 2000.

Segment Information

We operate in two business segments: North America and International. We define North America as the United States and Canada, and International as the other countries from which we derive revenues.

Net revenues and operating income (loss) of each business segment reflect net revenues generated within the segment, supply chain standard inventory cost of System Solutions net revenues, actual cost of Services net revenues, and expenses that directly benefit only that segment, including distribution center costs, royalty and warranty expense. Corporate net revenues and operating income (loss) reflect non-cash acquisition charges, including amortization of purchased core and developed technology assets, step-down in deferred revenue, impairment and other Corporate charges, including inventory obsolescence and scrap at corporate distribution centers, rework, specific warranty provisions, non-standard freight and over-and-under absorption of materials management overhead.

In fiscal year 2008, we revised the methodology for business segment operating loss reporting. Distribution center costs and certain warranty and royalty costs, which were previously allocated to the Corporate segment, were reallocated based on ship-to locations. Restructuring costs which was previously allocated to the International and North America segments were reallocated to the Corporate segment. The following table reconciles net revenues and operating income (loss) for our segments for the three months ended January 31, 2009 and 2008 (in thousands):

	Three Months Ended January 31,
	2009	2008
Net revenues:
International	$130,263	$118,019
North America	83,900	67,720
Corporate	(140)	(218)

Total net revenues	$214,023	$185,521

Operating income (loss):
International	$33,621	$21,047
North America	27,927	19,970
Corporate	(244,381)	(62,714)

Total operating loss	$(182,833)	$(21,697)

Net revenues increased $12.2 million in International for the three months ended January 31, 2009 as compared to the same period in 2008 primarily driven by a $11.6 million increase in System Solutions net revenues and $0.6 million increase in Services net revenues. See “Results of Operations — Net Revenues.”

Net revenues increased $16.2 million in North America for the three months ended January 31, 2009 as compared to the three months ended January 31, 2008 primarily due to a $18.6 million increase in Systems Solutions net revenues partially offset by a $2.4 million decrease in Services net revenues. See “Results of Operations — Net Revenues.”

The increase in International operating income for the three months ended January 31, 2009 compared to the three months ended January 31, 2008 was mainly due to increased net revenues and gross profit percentages, and decreased operating expenses.

The increase in North America operating income for the three months ended January 31, 2009 compared to the three months ended January 31, 2008 was mainly due to increase in net revenues and decrease in operating expenses partially offset by decrease in gross margin percentages.

The increase in Corporate operating loss for the three months ended January 31, 2009 was primarily due to the $178.3 million estimated impairment charge for goodwill as described above, $5.2 million in reduced spending from greater than planned use of ocean freight rather than air freight, improved efficiencies in our Tel Aviv manufacturing facilities and favorable foreign currency exchange rates; a $3.3 million increase in stock-based compensation due to the surrender of certain option grants; a $3.0 million reduction in amortization of purchased core and developed technology assets; $2.3 million of increased tax accounting professional services; and, $1.0 million in a legal settlement charge. These increases were partially offset by an increase of $10.1 million in excess, obsolescence and scrap due to the deteriorating macroeconomic environment and a desire to not dilute customer perceptions of the value of VeriFone solutions by selling slow moving inventory at deep discounts, and $2.6 million of spending reductions relating to internal sales meetings, conferences, trade shows, marketing communications and personnel.

Liquidity and Capital Resources

	Three Months Ended January 31,
	2009	2008
Net cash provided by (used in):
Operating activities	$7,099	$2,021
Investing activities	(5,493)	(8,903)
Financing activities	(1,418)	1,079
Effect of exchange rate fluctuation on cash and cash equivalents	(2,273)	112

Net decrease in cash and cash equivalents	$(2,085)	$(5,691)

Our primary liquidity and capital resource needs are to service our debt, finance working capital, and to make capital expenditures and investments. At January 31, 2009, our primary sources of liquidity were cash and cash equivalents of $155.1 million and $25.0 million available balance on our revolving credit facility.

We believe that we have the financial resources to meet our business requirements for the next twelve months, including capital expenditures, working capital requirements, and future strategic investments, and to comply with our financial covenants.

Operating Activities

Cash flow from operating activities was $7.1 million for the three months ended January 31, 2009.

Cash provided by operations before changes in working capital amounted to $21.5 million for the three months ended January 31, 2009 and consisted of $182.0 million net loss adjusted for $203.5 million of non-cash items such as impairment of goodwill, amortization of purchased intangible assets, stock-based compensation expense, depreciation and amortization of property, plant, and equipment, amortization and write-off of capitalized software and amortization of debt issuance costs.

Changes in working capital resulted in a $14.4 million decrease in cash and cash equivalents during the three months ended January 31, 2009. The main drivers were as follows:

•

A $47.6 million decrease in accounts payable and accrued expenses and other liabilities primarily due to the decrease in inventory purchases, a reduction in general and administrative expenses and payments of accrued interest and vendor invoices;

•	A $5.6 million decrease in deferred tax liabilities;

•	A $2.8 million increase in prepaid expenses and other current assets primarily due to an increase in bankers’ acceptances; and

•	A $1.9 million decrease in deferred revenues due to the recognition of certain previously deferred revenues.

Offset by:

•

A $28.7 million decrease in inventories due to usage of inventory on hand after the fiscal 2008 year-end ramp up, reduction in inventory purchases and increase in charges for excess, obsolescence and scrap;

•	A $11.8 million decrease in accounts receivable due to lower billing in the first quarter of fiscal year 2009; and

•	A $2.5 million increase in income taxes payable.

Investing Activities

Cash used in investing activities was $5.5 million in the three months ended January 31, 2009, and primarily consisted of $4.7 million in purchases of property, plant and equipment and $0.5 million used in business acquisitions.

Financing Activities

The $1.4 million of cash used in financing activities in the three months ended January 31, 2009 primarily consisted of repayment of debt.

Contractual Obligations

The following table summarizes our contractual obligations as of January 31, 2009 (in thousands):

	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Term B Loan (including interest)(1)	$263,249	$9,241	$24,190	$229,818	$—
Senior convertible notes (including interest)	331,482	2,174	8,709	320,599	—
Capital lease obligations	79	31	48	—	—
Operating leases	50,126	9,268	19,773	13,474	7,611
Minimum purchase obligations	27,913	27,913	—	—	—

	$672,849	$48,627	$52,720	$563,891	$7,611

(1)	Interest in the above table has been calculated using the rate in effect at January 31, 2009.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K, consist of forward foreign currency exchange agreements described under “Quantitative and Qualitative Disclosures about Market Risk.” See Item 3.

Recent Accounting Pronouncements

Information with respect to our recent accounting pronouncements may be found in Note 1. “Principles of Consolidation and Summary of Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which section is incorporated herein by reference.

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

On an ongoing basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, inventory valuation, product returns reserve and allowance for doubtful accounts, contingencies and litigation, income taxes, and accounting for long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For further information on our critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008.

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

Interest Rates

We are exposed to interest rate risk related to our borrowings under the credit agreement we entered into on October 31, 2006. These borrowings generally bear interest upon the three-month LIBOR rate. As of January 31, 2009, a 50 basis point increase in interest rates on our borrowings subject to variable interest rate fluctuations would increase our interest expense by approximately $1.2 million annually. We generally invest most of our cash in overnight and short-term instruments, which would earn more interest income if market interest rates rise and less interest income if market interest rates fall.

Foreign Currency Risk

A majority of our business consists of sales made to customers outside the United States. A substantial portion of the net revenues we generate from such sales is denominated in currencies other than the U.S. dollar.

Additionally, portions of our cost of net revenues and other operating expenses are incurred by our international operations and are denominated in local currencies (“P&L Exposures”). Our balance sheet includes non-U.S. dollar denominated assets and liabilities which can be adversely affected by fluctuations in currency exchange rates (“Balance Sheet Exposures”). Fluctuations in currency exchange rates can adversely affect our P&L Exposures and Balance Sheet Exposures and generate foreign currency transaction gains and losses which are included in other income (expense), net in the Condensed Consolidated Statements of Operations.

Historically, we have not sought to mitigate the risk of P&L Exposures with hedging activities; however, we have sought to mitigate the risk of Balance Sheet Exposures by entering into foreign currency forward contracts. The objective of these contracts is to neutralize the impact of currency exchange rate movements on our operating results by offsetting gains and losses on the forward contracts with increases or decreases in foreign currency transactions. Forward contracts are included in Prepaid expenses and other current assets and Other current liabilities in the Condensed Consolidated Balance Sheets. The contracts are marked-to-market on a monthly basis with gains and losses included in other income (expense), net in the Condensed Consolidated Statements of Operations. In some instances, we seek to hedge transactions that are expected to become Balance Sheet Exposures in the very short-term, generally within one month. We do not use foreign currency contracts for speculative or trading purposes.

Our outstanding forward contracts as of January 31, 2009 are presented in the table below. All forward contracts are representative of the expected payments to be made under these instruments. The fair market value of the contracts represents the difference between the spot currency rate at January 31, 2009 and the contracted rate. All of these forward contracts mature within 95 days of January 31, 2009 (in thousands):

	Currency	Local Currency Contract Amount	Currency	Contracted Amount	Fair Market Value at January 31, 2009 Gain (Loss)
Contracts to buy USD
Argentine pesos	ARS	(3,000)	USD	$838	$(7)
Australian dollar	AUD	(6,800)	USD	4,541	114
Brazilian real	BRL	(26,000)	USD	11,125	(121)
British pound	GBP	(3,200)	USD	4,576	(2)
Chinese yuan	CNY	(120,000)	USD	17,436	(62)
Euro	EUR	(13,950)	USD	18,484	405
India rupee	INR	(200,000)	USD	4,068	(25)
Mexican peso	MXN	(20,000)	USD	1,404	1
Turkish lira	TRY	(1,600)	USD	976	6

					$309
Contracts to sell USD
Israeli shekel	ILS	16,400	USD	(4,099)	$(60)

					$249

As of January 31, 2009 our Balance Sheet Exposures amounted to $82.2 million and were offset by forward contracts with a notional amount of $67.4 million. Based on our net exposures as of January 31, 2009, a 10% movement of currency rate would result in a gain or loss of $1.5 million.

Hedging of our Balance Sheet Exposures may not always be effective to protect us against currency exchange rate fluctuations, particularly in the event of imprecise forecasts of non-U.S. denominated assets and liabilities. In addition, at times we have not fully hedged our Balance Sheet Exposures, leaving us at risk to foreign exchange gains and losses on the unhedged amounts. Furthermore, historically we have not hedged our P&L Exposures. Accordingly, if there were an adverse movement in exchange rates, we might suffer significant losses. For instance, for the three months ended January 31, 2009 and 2008, we recorded a $3.4 million net foreign currency gain and $4.7 million net foreign currency loss, respectively, despite our hedging activities.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of January 31, 2009.

Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Chief Financial Officer), our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2009, in light of the material weaknesses described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management’s assessment identified the following material weaknesses in our internal control over financial reporting as of January 31, 2009.

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

As a result of the identified material weaknesses, our management concluded that, as of January 31, 2009, our internal control over financial reporting was not effective.

Management’s Remediation Initiatives

In response to the material weaknesses discussed above, we plan to continue the efforts already underway to review and make necessary changes to improve our internal control over financial reporting, including:

•

We have added and expect to continue to add qualified accounting and finance personnel having sufficient knowledge and experience in generally accepted accounting principles, cost accounting, tax, and management of financial systems. We hired a Vice President of Tax during the first quarter of fiscal year 2009 to enhance the timeliness and accuracy of accounting for tax activity;

•

We continue to enhance our review process over the monthly financial results by requiring additional documentation and analysis to be provided that will then be reviewed by appropriate key senior personnel from both finance and non-finance areas;

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

Changes in Internal Control over Financial Reporting

Other than the remedial measures discussed above, which are ongoing, there were no changes in our internal control over financial reporting during the three months ended January 31, 2009 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information with respect to this Item may be found in Note 10. “Commitments and Contingencies” of Notes to Condensed Consolidated Financial Statements in this Form 10-Q, which is incorporated into this Item 1 by reference.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

Our internal processes and controls and our disclosure controls have been inadequate; if the processes and controls we have implemented and continue to implement are inadequate, we may not be able to comply with our financial statement certification requirements under applicable SEC rules, or prevent future errors in our financial reporting.

As described under “Item 4 — Controls and Procedures” in this Quarterly Report on Form 10-Q, we have identified material weaknesses in our internal control over financial reporting and have determined that our disclosure controls and procedures were not effective. These weaknesses, such as weakness in control activities related to income taxes and financial statement review processes and having insufficient number of qualified finance personnel, contributed to our need to restate previously reported interim financial information for each of the first three quarters of our fiscal year ended October 31, 2007, and to the delays in the filing of our Annual Report on Form 10-K for fiscal year 2007. We also were unable to file our quarterly reports on Form 10-Q for our fiscal quarters ended January 31, 2008 and April 30, 2008 on a timely basis. We have implemented and intend to continue to implement a number of additional and enhanced processes and controls to improve our internal control over financial reporting. However, if we are unsuccessful in adequately implementing these processes and controls, we may be unable to comply with Exchange Act Rules 13a-15 and 15d-15, which specify the processes and controls that public companies are required to have in place, and we may be unable to provide the executive certificates required by Exchange Act Rules 13a-15 and 15d-15 in our quarterly and annual reports. Even if we implement such controls, there can be no assurance that these controls will be sufficient to detect or prevent future errors in financial reporting. We have devoted additional resources to our financial control and reporting requirements, including hiring additional qualified employees in these areas. We expect to hire additional employees and may also engage additional consultants in these areas. Competition for qualified financial control and accounting professionals in the geographic areas in which we operate is keen and there can be no assurance that we will be able to hire and retain these individuals.

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

In connection with the restatements of our historical interim financial statements for fiscal year 2007, a number of securities class action complaints were filed against us and certain of our officers, and a number of purported derivative actions have also been filed against certain of our current and former directors and officers. See “Part II Item 1 — Legal Proceedings” of this Quarterly Report on Form 10-Q.

The amount of time and resources required to resolve these lawsuits is unpredictable, and defending ourselves is likely to divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, financial condition, and results of operations. In addition, an unfavorable outcome in such litigation or a decision by us to settle such lawsuits to avoid the distraction and expense of continued litigation even if we deem the claims to be without merit would have a material adverse effect on our business, financial condition, and results of operations.

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

We are subject to the risk of additional litigation and regulatory proceedings or actions in connection with the restatement. We have responded to inquiries and provided information and documents related to the restatement to the SEC, the U.S. Department of Justice, the New York Stock Exchange, and the Chicago Board Options Exchange. The SEC also has interviewed several current and former VeriFone officers and employees, and we are continuing to cooperate with the SEC in responding to the SEC’s requests for information. On February 18, 2009, we received a Wells Notice from the SEC stating that the Staff intends to recommend that the SEC bring a civil injunctive action against the Company, alleging violations of the federal securities laws arising from the restatement. In connection with this contemplated action, the Staff may seek a civil injunction and other civil penalties. Additional regulatory inquiries may also be commenced by other U.S. federal, state or foreign regulatory agencies. In addition, we may in the future be subject to additional litigation or other proceedings or actions arising in relation to the restatement of our historical interim financial statements. Litigation and any potential regulatory proceeding or action may be time consuming, expensive and distracting from the conduct of our business. The adverse resolution of any specific lawsuit or any potential regulatory proceeding or action could have a material adverse effect on our business, financial condition, and results of operations.

Our restatement and related litigation could result in substantial additional costs and expenses and adversely affect our cash flows, and may adversely affect our business, financial condition, and results of operations. We have incurred substantial expenses for legal, accounting, tax and other professional services in connection with the investigation by the audit committee of our board of directors, our internal review of our historical financial statements, the preparation of the restated financial statements, inquiries from government agencies, the related litigation, and the amendments to our credit agreement as a result of our failure to timely file our Exchange Act reports with the SEC. We expect to continue to incur significant expenses in connection with these matters.

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

If current macroeconomic conditions persist or worsen, our business and results of operations could be further adversely affected.

The U.S. and international economy and financial markets have experienced significant slowdown and volatility due to uncertainties related to energy prices, availability of credit, difficulties in the banking and financial services sectors, softness in the housing market, severely diminished market liquidity, geopolitical conflicts, falling consumer confidence and rising unemployment rates. This slowdown has and could further lead to reduced demand for our products if customers decide to delay or reduce deployment of electronic payment systems, which in turn would reduce our revenues and adversely affect our business, financial condition and results of operations. In particular, the slowdown and volatility in the global markets have resulted in softer demand in the financial and retail sectors and more conservative purchasing decisions by customers, including a tendency toward lower-priced products, which could negatively impact our revenues, gross margins and results of operations. In addition to a reduction in sales, our profitability may decrease during downturns because we may not be able to reduce costs at the same rate as our sales decline. Given the current unfavorable economic environment, our customers may have difficulties obtaining capital at adequate or historical levels to finance their ongoing business and operations, which could impair their ability to make timely payments to us. We are unable to predict the likely duration and severity of the current disruption in the financial markets and adverse economic conditions in the U.S. and other countries and such conditions, if they persist or worsen, will further adversely impact our business, operating results, and financial condition.

Fluctuations in currency exchange rates may adversely affect our results of operations.

A substantial portion of our business consists of sales made to customers outside the United States. A portion of the net revenues we receive from such sales is denominated in currencies other than the U.S. dollar. Additionally, portions of our cost of net revenues and our other operating expenses are incurred by our International operations and denominated in local currencies. Fluctuations in the value of these net revenues, costs and expenses as measured in U.S. dollars have affected our results of operations historically, and adverse currency exchange rate fluctuations may have a material impact in the future. Further, changes in exchange rates that strengthen the U.S. dollar could increase the price of our products in the local currencies of the foreign markets we serve. This would result in making our products relatively more expensive than products that are denominated in local currencies, leading to a reduction in sales and profitability in those foreign markets. In addition, our balance sheet reflects non-U.S. dollar denominated assets and liabilities, primarily intercompany balances, which can be adversely affected by fluctuations in currency exchange rates and cause gains and losses that are included in other income (expense), net in our Condensed Consolidated Statement of Operations. We have entered into foreign currency forward contracts and other arrangements intended to hedge our balance sheet exposure to adverse fluctuations in exchange rates. We have also effectively priced our System Solutions in U.S. dollars in certain countries. Nevertheless, these hedging arrangements may not always be effective, particularly in the event of imprecise forecasts of non-U.S. denominated assets and liabilities. Additionally, our efforts to effectively price products in U.S. dollars may have disadvantages since it may affect demand for our products if the local currency strengthens relative to the U.S. dollar. On the other hand, we could be adversely affected where the U.S. dollar strengthens relative to the local currency between the time of a sale and the time we receive payment, which would be collected in the devalued local currency. Accordingly, if there is an adverse movement in exchange rates, we might suffer significant losses and our results of operations may otherwise be adversely affected. Additionally, hedging programs expose us to risks that could adversely affect our operating results, including the following:

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

A significant percentage of our net revenues are attributable to a limited number of customers, including distributors and ISOs. For the first quarter of 2009, our ten largest customers accounted for approximately 31% of our net revenues, and one of our customers accounted for 10% of our net revenues in that period. If any of our large customers significantly reduces or delays purchases from us or if we are required to sell products to them at reduced prices or on other terms less favorable to us, our revenues and income could be materially adversely affected.

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

We are exposed to credit risk of some of our customers and to credit exposures in weakened markets, which could result in material losses.

A significant portion of our sales are on an open credit basis, with typical payment terms of up to 60 days in the United States and, because of local customs or conditions, longer in some international markets. In the past, there have been bankruptcies among our customer base. Although credit losses have not been material to date, future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition. Additionally, to the degree that the recent turmoil in the credit markets makes it more difficult for some customers to obtain financing, our customers’ ability to pay could be adversely impacted, which in turn could have a material adverse impact on our business, operating results and financial condition.

We depend upon third parties to manufacture many of our systems and to supply the components necessary to manufacture our products.

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

The government tax benefits that our Israeli subsidiary currently receives require it to meet several conditions and may be terminated or reduced in the future, which could require us to pay increased taxes or refund tax benefits received in the past.

Our principal subsidiary in Israel (formerly Lipman) has received tax benefits under Israeli law for capital investments that are designated as “Approved Enterprises.” We received such tax benefits of approximately $8.0 million in 2008 and $0.1 million in 2007. To maintain our eligibility for these tax benefits, we must continue to meet conditions, including making specified investments in property, plant, and equipment, and continuing to manufacture in Israel. If we do not comply with these conditions in the future, the benefits received could be cancelled or reduced and we could be required to pay increased taxes or refund the amounts of the tax benefits Lipman received in the past, together with interest and penalties. Also, an increase in our assembly of products outside of Israel may be construed as a failure to comply with these conditions. These tax benefits may not continue in the future at the current levels or at all. The termination or reduction of these tax benefits, or our inability to qualify for new programs, could adversely affect our results of operations. Our principal subsidiary in Israel has undistributed earnings of approximately $206.0 million, the vast majority of which are attributable to Lipman’s Approved Enterprise programs. As such, these earnings were not subject to Israeli statutory corporate tax at the time they were generated. To the extent that these earnings are distributed to the United States in the future, our Israeli subsidiary would be required to pay corporate tax at the rate ordinarily applicable to such earnings (currently between 10% and 25%) along with a 15% withholding tax. As of January 31, 2009, we have accrued approximately $48.4 million for taxes associated with future distributions of Israeli earnings.

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

During the fiscal year ended October 31, 2008, and the three months ended January 31, 2009, 65.2% and 64.9%, respectively, of our net revenues were generated outside of the United States. We expect our percentage of net revenues generated outside of the United States to increase in the coming years. Part of our strategy is to expand our penetration in existing foreign markets and to enter new foreign markets. Our ability to penetrate some international markets may be limited due to different technical standards, protocols or product requirements. Expansion of our international business will require significant management attention and financial resources. Our international net revenues will depend on our continued success in the following areas:

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

As a result of our acquisitions, particularly that of Lipman, we have significant goodwill and intangible assets on our balance sheet. We test goodwill and intangible assets for impairment on a periodic basis as required, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The events or changes that could require us to test our goodwill and intangible assets for impairment include a reduction in our stock price and market capitalization and changes in our estimated future cash flows, as well as changes in rates of growth in our industry or in any of our reporting units. In the fourth quarter of 2008, we recorded an impairment charge of $289.1 million for goodwill and developed technology intangible assets due to lower revenue expectations in light of current operating performance and future operating expectations. In the first quarter of 2009, we recorded an additional estimated impairment charge of $178.3 million. This goodwill impairment charge is an estimate, as the valuations necessary to complete the required evaluation of the our goodwill remain in process as of the date of this report. We will finalize this evaluation in the second quarter of fiscal year 2009 and will update the impairment charge for goodwill, if necessary.

We will continue to evaluate the carrying value of our remaining goodwill and intangible assets and if we determine in the future that there is a potential further impairment in any of our reporting units, we may be required to record additional charges to earnings which could materially adversely affect our financial results and could also materially adversely affect our business. See Note 2. “Goodwill and Purchased Intangible Assets” in the Notes to the Condensed Consolidated Financial Statements for additional information related to impairment of goodwill and intangible assets.

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

The accumulation of excess or obsolete inventory may result in price reductions and inventory write-downs, which could adversely affect our business and financial condition. We incurred an obsolescence cost of

$11.8 million for obsolete inventory, scrap, and purchase commitments for excess components at contract manufacturers during each of the first quarter of 2009 and the fiscal year ended October 31, 2008. In the fiscal year ended October 31, 2007, we incurred an obsolescence charge of $16.6 million primarily due to the implementation of PCI security standards which significantly reduced the markets in which non-PCI compliant finished goods and related accessories could be sold.

If we do not accurately forecast customer demand and effectively manage our product mix and inventory levels, we may lose sales from having too few or the wrong mix of products or incur costs associated with excess inventory.

If we improperly forecast demand for our products we could end up with too many products and be unable to sell the excess inventory in a timely manner, if at all, or, alternatively we could end up with too few products and not be able to satisfy demand. This problem is exacerbated because we attempt to closely match inventory levels with product demand leaving limited margin for error, and we generally receive a significant volume of customer orders towards the end of each fiscal quarter which leave us little room to adjust inventory mix to match demand. Also, during the transition from an existing product to a new replacement product, we must accurately predict the demand for the existing and the new product. Our inability to properly manage our inventory levels could cause us to incur increased expenses associated with writing off excessive or obsolete inventory or lose sales or have to ship products by air freight to meet immediate demand incurring incremental freight costs above sea freight costs, a preferred method, and suffering a corresponding decline in gross margins. If we do not accurately predict demand, we could also incur increased expenses associated with binding commitments to certain third party contract manufacturers. See Note 10. “Commitment and Contingencies” of Notes to our Condensed Consolidated Financial Statements in this Form 10-Q.

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

We have received, and have currently pending, third-party claims and may receive additional notices of such claims of infringement in the future. Infringement claims may cause us to incur significant costs in defending those claims or to settle claims to avoid costly or protracted litigation even if we deem those claims to be without merit. For example, in September 2007, SPA Syspatronic AG commenced an infringement action against us and others and in March 2008, Cardsoft, Inc. and Cardsoft (Assignment for the Benefit of Creditors), LLC commenced an infringement action against us and others. Infringement claims are expensive and time consuming to defend, regardless of the merits or ultimate outcome. Similar claims may result in additional protracted and costly litigation. There can be no assurance that we will continue to prevail in any such actions or that any license required under any such patent or other intellectual property would be made available on commercially acceptable terms, if at all. See Note 10. “Commitments and Contingencies” in the Notes to the Condensed Consolidated Financial Statements

We face litigation and tax assessment risks that could force us to incur substantial defense costs and could result in damages awards against us that would negatively impact our business.

As described in Note 10. “Commitments and Contingencies” in the Notes to the Condensed Consolidated Financial Statements, there are a number of pending litigation and tax assessment matters each of which may be time-consuming to resolve, expensive to defend, and disruptive to normal business operations. The outcome of litigation and tax assessments are inherently difficult to predict. An unfavorable resolution of any specific lawsuit or tax assessment could have a material adverse effect on our business, results of operations and financial condition.

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

In fiscal year 2008 and in the first quarter of 2009, we implemented work force reduction plans reducing the number of employees and contractors. These reductions have also required that we reassign certain employee duties. Workforce reductions and job reassignments could negatively affect employee morale, and make it difficult to motivate and retain our remaining employees and contractors, which would affect our ability to deliver our products in a timely fashion and otherwise negatively affect our business.

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

On October 31, 2006, our principal subsidiary, VeriFone, Inc., entered into a secured credit agreement consisting of a Term B Loan facility of $500.0 million and a revolving credit facility permitting borrowings of up to $40.0 million (the “Credit Facility”). The proceeds from the Term B loan were used to repay all outstanding amounts relating to an existing senior secured credit agreement, pay certain transaction costs, and partially fund the cash consideration in connection with the acquisition of Lipman on November 1, 2006. Through January 31, 2009, we had repaid an aggregate of $270.0 million, leaving a Term B Loan balance of $230.0 million at January 31, 2009.

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

If we are unable to comply with the covenants in our Credit Facility, we will be in default, which could result in the acceleration of our outstanding indebtedness. In addition, if our leverage exceeds a certain level set out in our Credit Facility, a portion of our excess cash flows must be used to pay down our outstanding debt. If acceleration occurs, we may not be able to repay our debt and we may not be able to borrow sufficient additional funds to refinance our debt. The U.S. credit markets are currently experiencing a significant contraction as a result of which we may not be able to obtain additional financing on acceptable terms, or at all. If we were to default in performance under the Credit Facility we may pursue an amendment or waiver of the Credit Facility with our existing lenders, but there can be no assurance that the lenders would grant another amendment and waiver and, in light of current credit market conditions, any such amendment or waiver requested is likely to be on terms, including additional fees, as well as increased interest rates and other more stringent terms and conditions that would be materially disadvantageous to us. For example, as a result of the delay in our financial reports for the 2007 fiscal year and the first two fiscal quarters of 2008, we were required to obtain amendments to our Credit Facility that resulted in an increase in the interest rate payable on our term loan and revolving commitments, as well as increases in the commitment fee for unused revolving commitments and letter of credit fees. We also paid the consenting lenders amendment fees in connection with the amendments. We expect that in light of current market conditions any lender’s fees or other terms and conditions for a covenant waiver or amendment would be substantially more costly to us today than the cost we incurred for credit agreement amendments in 2008.

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

Our stock price has fluctuated substantially since our initial public offering and more recently since the announcement of our anticipated restatement in December 2007 and during the recent turmoil in the worldwide financial markets. In addition to fluctuations related to Company-specific factors, broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuations in our stock price may include, among other things:

•	actual or anticipated variations in quarterly operating results;

•	changes in financial estimates by us or by any securities analysts who might cover our stock, or our failure to meet the estimates made by securities analysts;

•	changes in the market valuations of other companies operating in our industry;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

•	additions or departures of key personnel; and

•	sales or purchases of our common stock, including sales or purchases of our common stock by our directors and officers or by our principal stockholders.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following documents are filed as Exhibits to this report:

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIFONE HOLDINGS, INC

By:	/s/ DOUGLAS G. BERGERON
Douglas G. Bergeron
Chief Executive Officer

By:	/s/ ROBERT DYKES
Robert Dykes
Senior Vice President and Chief Financial Officer

Date: March 6, 2009

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