Form 10-Q
period 2009-04-30
VeriFone Holdings, Inc.
filed 2009-06-05
CIK 1312073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

At May 29, 2009 the number of shares outstanding of the registrant’s common stock, $0.01 par value was 84,472,615.

VERIFONE HOLDINGS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
	(Unaudited)
	(In thousands, except per share data)
Net revenues:
System Solutions	$173,580	$203,711	$359,421	$359,312
Services	28,034	29,290	56,216	59,210

Total net revenues	201,614	233,001	415,637	418,522
Cost of net revenues:
System Solutions	121,841	141,906	249,952	251,510
Services	14,851	17,743	31,461	36,296

Total cost of net revenues	136,692	159,649	281,413	287,806

Gross profit	64,922	73,352	134,224	130,716
Operating expenses:
Research and development	15,024	17,159	32,896	39,621
Sales and marketing	17,215	22,762	36,622	47,405
General and administrative	18,237	31,254	48,965	57,320
Amortization of purchased intangible assets	4,827	6,782	10,698	12,672
Impairment of goodwill	(2,745)	—	175,512	—

Total operating expenses	52,558	77,957	304,693	157,018

Operating income (loss)	12,364	(4,605)	(170,469)	(26,302)
Interest expense	(4,285)	(8,990)	(9,646)	(15,430)
Interest income	369	1,395	1,016	3,483
Other income (expense), net	13,781	(1,914)	17,995	(6,434)

Income (loss) before income taxes	22,229	(14,114)	(161,104)	(44,683)
Provision for income taxes	3,673	3,873	2,329	6,802

Net income (loss)	$18,556	$(17,987)	$(163,433)	$(51,485)

Net income (loss) per share:
Basic	$0.22	$(0.21)	$(1.94)	$(0.61)

Diluted	$0.22	$(0.21)	$(1.94)	$(0.61)

Weighted average shares used in computing net income (loss) per share:
Basic	84,461	84,194	84,454	84,174

Diluted	84,508	84,194	84,454	84,174

The accompanying Notes to Condensed Consolidated Financial Statements

are an integral part of these financial statements.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2009	October 31, 2008
	(Unaudited)	(1)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$201,306	$157,160
Accounts receivable, net of allowance of $5,021 and $5,033	165,980	170,234
Inventories	105,641	168,360
Deferred tax assets	10,788	9,465
Prepaid expenses and other current assets	50,892	57,631

Total current assets	534,607	562,850
Property, plant and equipment, net	51,714	52,309
Purchased intangible assets, net	71,987	92,637
Goodwill	141,519	321,903
Deferred tax assets	439	1,276
Debt issuance costs, net	9,750	11,704
Other assets	33,547	37,073

Total assets	$843,563	$1,079,752

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,118	$81,188
Income taxes payable	4,894	2,185
Accrued compensation	20,248	19,477
Accrued warranty	7,058	8,527
Deferred revenue, net	49,633	47,687
Deferred tax liabilities	1,548	1,805
Accrued expenses	9,315	9,475
Other current liabilities	69,918	91,168
Short-term debt	11,464	5,022

Total current liabilities	235,196	266,534
Accrued warranty	1,602	1,490
Deferred revenue, net	11,455	13,292
Long-term debt	507,163	543,357
Deferred tax liabilities	60,222	68,928
Other long-term liabilities	42,213	41,939

Total liabilities	857,851	935,540

Minority interest	2,283	2,058
Stockholders’ equity (deficit):
Preferred stock: $0.01 par value; 10,000 shares authorized at April 30, 2009 and October 31, 2008; zero shares issued and outstanding as of April 30, 2009 and October 31, 2008	—	—
Common stock: $0.01 par value; 200,000 shares authorized at April 30, 2009 and October 31, 2008; 84,470 and 84,443 shares issued and outstanding as of April 30, 2009 and October 31, 2008	845	845
Additional paid-in capital	668,605	655,974
Accumulated deficit	(667,606)	(504,173)
Accumulated other comprehensive loss	(18,415)	(10,492)

Total stockholders’ equity (deficit)	(16,571)	142,154

Total liabilities and stockholders’ equity (deficit)	$843,563	$1,079,752

(1)	Amounts as of October 31, 2008 were derived from the October 31, 2008 audited Consolidated Balance Sheets.

The accompanying Notes to Condensed Consolidated Financial Statements

are an integral part of these financial statements.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended April 30,
	2009	2008
	(Unaudited)
	(In thousands)
Cash flows from operating activities
Net loss	$(163,433)	$(51,485)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of purchased intangible assets	21,007	28,971
Depreciation and amortization of property, plant, and equipment	6,613	6,367
Amortization of capitalized software development costs	1,567	721
Impairment of goodwill	175,512	—
Write-off of capitalized software	611	2,700
Loss on disposal of property, plant, and equipment	601	248
Amortization of debt issuance costs	1,402	1,293
Stock-based compensation	12,611	8,500
Gain on extinguishment of debt	(13,103)	—
Other	237	(203)

Net cash provided by (used in) operating activities before changes in working capital	43,625	(2,888)
Changes in operating assets and liabilities:
Accounts receivable, net	4,407	22,304
Inventories	62,824	(26,293)
Deferred tax assets	(486)	10,105
Prepaid expenses and other current assets	6,739	(15,915)
Other assets	1,837	(14,748)
Accounts payable	(20,070)	1,699
Income taxes payable	2,709	15,557
Tax benefit from stock-based compensation	(6)	(939)
Accrued compensation	743	218
Accrued warranty	(1,357)	(2,344)
Deferred revenue, net	108	5,783
Deferred tax liabilities	(8,963)	5,665
Accrued expenses and other liabilities	(22,552)	15,467

Net cash provided by operating activities	69,558	13,671
Cash flows from investing activities
Purchases of property, plant, and equipment	(6,449)	(9,529)
Software development costs capitalized	(1,024)	(2,038)
Acquisition of businesses, net of cash and cash equivalents acquired	(1,326)	(2,985)
Other	95	—

Net cash used in investing activities	(8,704)	(14,552)
Cash flows from financing activities
Proceeds from advances against banker’s acceptances	8,558	—
Proceeds from debt	—	286
Repayment of debt and advances against banker’s acceptances	(24,696)	(2,500)
Payment of debt amendment fees	—	(1,420)
Proceeds from exercises of stock options	47	1,704
Tax benefit of stock-based compensation	6	939
Other	(40)	(70)

Net cash used in financing activities	(16,125)	(1,061)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(583)	1,980

Net increase in cash and cash equivalents	44,146	38
Cash and cash equivalents, beginning of period	157,160	215,001

Cash and cash equivalents, end of period	$201,306	$215,039

Supplemental disclosures of cash flow information
Cash paid for interest	$10,003	$9,323

Cash paid for income taxes	$874	$5,486

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated and amounts pertaining to the non-controlling ownership interest held by third parties in the operating results and financial position of the Company’s majority-owned subsidiaries are reported as minority interest.

Unaudited Interim Financial Statements

The accompanying condensed consolidated financial statements as of April 30, 2009 and for the three and six months ended April 30, 2009 and 2008 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”), for reports on Form 10-Q and, therefore, do not include all information and notes normally provided in audited financial statements prepared under GAAP. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of April 30, 2009, its results of operations for the three and six months ended April 30, 2009 and 2008 and cash flows for the six months ended April 30, 2009 and 2008. The condensed consolidated balance sheet at October 31, 2008 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008 filed with the Securities and Exchange Commission.

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

Summary of Significant Accounting Policies

The Company adopted the Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, effective November 1, 2008, for all financial assets and liabilities recognized or disclosed at fair value in the financial statements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies to other pronouncements that require or permit fair value measurements; it does not require any new fair value measurements. In accordance with FSP No. 157-2, Effective Date of FASB Statement No. 157, the Company has delayed the implementation of SFAS No. 157 provisions on the fair value of goodwill, other intangible assets and non-financial assets and liabilities until the beginning of fiscal year 2010. The adoption of FAS No. 157 did not have any material impact on the Company’s consolidated financial statements. See Note 5. “Fair Value Measurements” for additional information relating to the adoption of SFAS No. 157.

Effective November 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115, which allows an entity to choose to measure certain financial assets and liabilities at fair value on a instrument-by-instrument basis. Subsequent fair value measurements for the financial assets and liabilities an entity elects to measure will be recognized in earnings. The Company has not elected the fair value option for any eligible assets and liabilities.

Effective February 1, 2009, the Company adopted the disclosure requirement of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS No. 161). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. See Note 6. “Derivative Financial Instruments” for the additional information relating to the adoption of SFAS No. 161.

Other than these changes, there have been no changes in the Company’s significant accounting policies during the six months ended April 30, 2009 as compared to the significant accounting policies described in the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008.

Concentrations of Credit Risk

As of April 30, 2009, one customer accounted for 10.4% of the Company’s accounts receivable. During the three months ended April 30, 2008, one customer accounted for 14.6% of the Company’s total net revenues. No other customer accounted for more than 10% of the Company’s net revenues or outstanding accounts receivable balances for other periods presented.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends and clarifies the initial recognition and measurement, subsequent measurement and accounting, and related disclosures of assets and liabilities arising from contingencies in a business combination under Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), Business Combinations (SFAS 141R). This FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating SFAS No. 141(R)-1 and has not yet determined the impact, if any, its adoption will have on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements (SFAS 157). This FSP states that a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity is an indication that transactions or quoted prices may not be determinative of fair value because there may be increased instances of transactions that are not orderly in such market conditions. Accordingly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company will adopt FSP No. FAS 157-4 on August 1, 2009, and does not expect this adoption will result in a material impact to the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about the fair value of the Company’s financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the balance sheets, in the interim reporting periods as well as in the annual reporting periods. In addition, the FSP requires disclosures of the methods and significant assumptions used to estimate the fair value of those financial instruments. The Company adopted FSP No. FAS 107-1 and APB 28-1 on May 1, 2009, and this adoption did not have a material impact to the Company’s consolidated financial statements.

Other than these accounting pronouncements, there have been no significant changes in accounting pronouncements during the six months ended April 30, 2009 as compared to the recent accounting pronouncements described in the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008.

Note 2. Goodwill and Purchased Intangible Assets

The Company performed its annual impairment test of goodwill as of August 1, 2008 in accordance with SFAS No. 142 which did not result in an impairment of goodwill. However, in light of the Company’s fourth quarter operating results, the Company reduced its projected future cash flows significantly, which resulted in an indicator of possible impairment of goodwill and long-lived assets as defined under SFAS No. 142 and SFAS No. 144, requiring the Company to perform an impairment test as of October 15, 2008. Following the impairment test, the Company recorded impairment charges of $262.5 million for goodwill and $26.6 million for developed and core technology intangible assets in the fourth quarter of fiscal year 2008.

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

As a result of the goodwill impairment test, the Company concluded that the carrying amount of the North America and Asia reporting units exceeded their implied fair values and recorded an estimated impairment charge of $178.2 million in the Corporate segment during the first quarter of fiscal year 2009. The Company finalized the goodwill evaluation process and recorded a $2.7 million reduction of impairment charge during the second quarter of fiscal year 2009. The final impairment charge was $175.5 million. The net carrying value of goodwill in North America and International segments was reduced by $65.6 million and $109.9 million, respectively. See Note 14. “Segment and Geographic Information” for additional information on segment information.

The long-lived assets impairment tests did not result in additional impairment charges.

Reclassifications

Certain amounts reported in previous periods have been reclassified to conform to the current period presentation. The reclassifications did not affect previously reported revenues, total operating expense, operating income, net income, or stockholder’s equity.

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	Six Months Ended April 30, 2009	Year Ended October 31, 2008
Balance at beginning of period	$321,903	$611,977
Additions related to acquisitions	145	4,564
Resolution of tax contingencies and adjustments to tax reserves and valuation allowance established in purchase accounting and tax benefits for exercise of vested stock options assumed	––	139
Goodwill impairment	(175,512)	(262,462)
Currency translation adjustments	(5,017)	(32,315)

Balance at end of period	$141,519	$321,903

Purchased Intangible Assets

Purchased intangible assets subject to amortization consisted of the following (in thousands):

	April 30, 2009			October 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed and core technology	$158,829	$(119,790)	$39,039	$158,432	$(109,991)	$48,441
Trade name	24,917	(22,449)	2,468	24,917	(22,315)	2,602
Internal use software	4,936	(2,142)	2,794	5,155	(1,629)	3,526
Customer relationships	93,338	(65,652)	27,686	94,003	(55,935)	38,068

	$282,020	$(210,033)	$71,987	$282,507	$(189,870)	$92,637

Amortization of purchased intangible assets for the three and six months ended April 30, 2009 and 2008 was allocated as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
Included in cost of net revenues	$5,141	$8,124	$10,309	$16,299
Included in operating expenses	4,827	6,782	10,698	12,672

	$9,968	$14,906	$21,007	$28,971

Estimated future amortization expense of intangible assets recorded as of April 30, 2009 is as follows (in thousands):

	Cost of Net Revenues	Operating Expenses	Total
2009 (remaining 6 months)	$10,015	$9,611	$19,626
2010	15,896	12,092	27,988
2011	10,710	3,668	14,378
2012	1,015	1,228	2,243
2013	226	728	954
Thereafter	1,231	5,567	6,798

	$39,093	$32,894	$71,987

Note 3. Balance Sheet Details

Inventories

Inventories consisted of the following (in thousands):

	April 30, 2009	October 31, 2008
Raw materials	$31,671	$56,295
Work-in-process	5,869	6,416
Finished goods	68,101	105,649

	$105,641	$168,360

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	April 30, 2009	October 31, 2008
Prepaid taxes	$25,498	$31,554
Prepaid expenses	11,045	13,489
Other receivables	7,446	5,267
Other current assets	6,903	7,321

	$50,892	$57,631

Restricted Cash

The Company had $1.9 million of restricted cash as of April 30, 2009 and October 31, 2008. The restricted cash balances were comprised mainly of pledged deposits for bank guarantees to customers. The restricted cash was included in Other Assets in the Condensed Consolidated Balance Sheets.

Accrued Warranty

Activity related to accrued warranty consisted of the following (in thousands):

	Six Months Ended April 30, 2009	Year Ended October 31, 2008
Balance at beginning of period	$10,017	$11,667
Warranty charged to cost of net revenues	3,117	7,289
Utilization of warranty	(3,338)	(10,877)
Change in estimates	(1,136)	1,889
Warranty liabilities assumed in acquisitions	—	49

Balance at end of period	8,660	10,017
Less current portion	(7,058)	(8,527)

Long-term portion	$1,602	$1,490

Deferred Revenue, net

Deferred revenue, net consisted of the following (in thousands):

	April 30, 2009	October 31, 2008
Deferred revenue	$74,620	$73,263
Deferred cost of revenue	(13,532)	(12,284)

	61,088	60,979
Less current portion	(49,633)	(47,687)

Long-term portion	$11,455	$13,292

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	April 30, 2009	October 31, 2008
Other tax liabilities (1)	$39,679	$35,542
Accrued interest	1,499	4,448
Accounts payable related accruals	17,719	23,217
Accrued legal and audit fees	1,425	10,885
Other	9,596	17,076

Total other current liabilities	$69,918	$91,168

(1)	Two of the Company’s Brazilian subsidiaries that were acquired as part of the acquisition of Lipman Electronic Engineering, Ltd. (“Lipman”) have been notified of assessments regarding Brazilian customs penalties that relate to alleged infractions in the importation of goods. The Company has accrued 38.7 million Brazilian reais or $17.8 million and 37.1 million Brazilian reais or $17.7 million as of April 30, 2009 and October 31, 2008, respectively, related to these assessments. See Note 11. “Commitments and Contingencies” for additional information related to these tax assessments.

Note 4. Financings

The Company’s financings as of April 30, 2009 and October 31, 2008 consisted of the following (in thousands):

	April 30, 2009	October 31, 2008
Term B Loan	$228,750	$231,250
Senior convertible notes	282,750	316,250
Banker’s acceptances and other	7,127	879

Total	518,627	548,379
Less current portion	(11,464)	(5,022)

Long-term portion	$507,163	$543,357

Secured Credit Facility

On October 31, 2006, the Company’s principal subsidiary, VeriFone Inc., entered into a credit agreement (the “Credit Facility”) consisting of a Term B Loan facility of $500.0 million and a revolving loan permitting borrowings of up to $40.0 million. The proceeds from the Term B loan were used to repay all outstanding amounts relating to a previous credit facility, pay certain transaction costs, and partially fund the cash consideration in connection with the acquisition of Lipman on November 1, 2006. Through April 30, 2009, the Company had repaid an aggregate of $271.3 million, leaving a Term B Loan balance of $228.7 million at April 30, 2009. The Credit Facility is guaranteed by the Company and certain of its subsidiaries and is secured by collateral including substantially all of the Company’s assets and stock of the Company’s subsidiaries.

Lehman Commercial Paper, Inc. (“Lehman CP”), a lender in the revolving loan, declared bankruptcy in October 2008. Under the terms of the Credit Facility, the Company declared Lehman CP a defaulting lender and removed Lehman CP as a lender in the revolving loan. Therefore, as of April 30, 2009 and October 31, 2008, $25.0 million was available to the Company under the revolving loan.

The Company pays a commitment fee on the unused portion of the revolving loan credit facility at a rate that varies depending upon its consolidated total leverage ratio. The Company was paying a commitment fee at a rate of 0.425% per annum as of April 30, 2009 and October 31, 2008.

The maturity dates on the components of the Credit Facility are October 31, 2012 for the revolving loan and October 31, 2013 for the Term B Loan. Principal payments on the Term B Loan are due in equal quarterly installments of $1.3 million over the seven-year term on the last business day of each calendar quarter with the balance due on maturity.

At the Company’s option, the Term B loan and the revolving loan can be “Base Rate” or “Eurodollar Rate” loans. Base Rate loans bear interest at a per annum rate equal to a margin over the greater of the Federal Funds rate plus 0.50% or the JP Morgan prime rate. For the Base Rate Term B loan, the margin was 1.75% as of April 30, 2009 and October 31, 2008. For the Base Rate revolving loan, the margin varies depending upon the Company’s consolidated leverage ratio and was 1.00% as of April 30, 2009 and October 31, 2008.

At the Company’s option, Eurodollar Rate loans bear interest at a margin over the one-, two-, three- or six-month LIBOR rate. The margin for the Eurodollar Rate Term B loan was 2.75% as of April 30, 2009 and October 31, 2008. The margin for the Eurodollar Rate revolving loan varies depending upon the Company’s consolidated leverage ratio and was 2.00% as of April 30, 2009 and October 31, 2008.

As of April 30, 2009, the Term B loan bears interest at 2.75% over the one-month LIBOR rate of 0.52% for a total of 3.27%. As of October 31, 2008, the Term B loan bears interest at 2.75% over the one-month LIBOR rate of 3.12% for a total of 5.87%. As of April 30, 2009 and October 31, 2008, no amounts were outstanding under the revolving loan.

The terms of the Credit Facility require the Company to comply with financial covenants, including maintaining leverage and fixed charge coverage ratios at the end of each fiscal quarter. As of April 30, 2009, the Company was required to maintain a total leverage ratio of not greater than 3.5 to 1.0 and a fixed charge coverage ratio of at least 2.0 to 1.0. Total leverage ratio is equal to total debt less cash as of the end of a reporting fiscal quarter divided by consolidated EBITDA, as adjusted, for the most recent four consecutive fiscal quarters. Fixed charge coverage ratio is, all for the most recent four consecutive fiscal quarters, the ratio of (a) consolidated EBITDA, as adjusted, less capital expenditures, as adjusted, and cash tax payments, over (b) the sum of cash interest expense and scheduled debt payments. Some of the financial covenants become more restrictive over the term of the Credit Facility. Noncompliance with any of the financial covenants without cure or waiver would constitute an event of default under the Credit Facility. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of repayment of the principal and interest outstanding and a termination of the revolving loan. The Credit Facility also contains non-financial covenants that restrict some of the Company’s activities, including its ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures, and engage in specified transactions with affiliates. The terms of the Credit Facility permit prepayments of principal and require prepayments of principal upon the occurrence of certain events including among others, the receipt of proceeds from the sale of assets, the receipt of excess cash flow as defined, and the receipt of proceeds of certain debt issues. The Credit Facility also contains customary events of default, including defaults based on events of bankruptcy and insolvency; nonpayment of principal, interest, or fees when due, subject to specified grace periods; breach of specified covenants; change in control; and material inaccuracy of representations and warranties. In addition, if the Company’s leverage exceeds a certain level set out in its Credit Facility, a portion of the Company’s excess cash flows must be used to pay down its outstanding debt. The Company was in compliance with its financial and non-financial covenants as of April 30, 2009.

1.375% Senior Convertible Notes

On June 22, 2007, the Company issued and sold $316.2 million aggregate principal amount of 1.375% Senior Convertible Notes due in June 2012 (the “Notes”) in an offering through Lehman Brothers and JP

Morgan Securities Inc. (together “initial purchasers”) to qualified institutional buyers pursuant to Section 4(2) and Rule 144A under the Securities Act. The net proceeds from the offering, after deducting transaction costs, were approximately $307.9 million. The Company incurred approximately $8.3 million of debt issuance costs. The transaction costs, consisting of the initial purchasers’ discounts and offering expenses, were primarily recorded in debt issuance costs, net and are being amortized to interest expense using the effective interest method over five years. The Company will pay 1.375% interest per annum on the principal amount of the Notes, payable semi-annually in arrears in cash on June 15 and December 15 of each year, commencing on December 15, 2007, subject to increase in certain circumstances as described below.

In April 2009, the Company repurchased and extinguished $33.5 million par value of its outstanding Notes for $19.8 million, excluding accrued interest paid. The Company realized a $13.1 million gain on these transactions, net of a $0.6 million write-off of related deferred debt issuance costs. As of April 30, 2009, the remaining par value of the Notes was $282.7 million and the fair value of the Notes was $193.7 million based on the trading price at the end of the day.

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

As of April 30, 2009, none of the conditions allowing holders of the Notes to convert had been met. If a fundamental change, as defined in the Indenture, occurs prior to the maturity date, holders of the Notes may require the Company to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest (including additional interest, if any) up to, but excluding, the repurchase date.

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

The cost incurred in connection with the note hedge transactions, net of the related tax benefit and the proceeds from the sale of the warrants, is included as a net reduction in additional paid-in capital in the accompanying Condensed Consolidated Balance Sheets as of April 30, 2009 and October 31, 2008, in accordance with the guidance in Emerging Issues Task Force (“EITF”) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

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

Banker’s acceptances

The Company received $8.6 million as advance against banker’s acceptances in the three months ended April 30, 2009 which were recorded as short-term debt. Of this amount, $2.2 million was repaid during the second quarter of fiscal year 2009 and the remaining balance will mature in the third quarter of fiscal year 2009.

Principal Payments

Principal payments due for financings over the next five years are as follows (in thousands):

Fiscal Years ending October 31:
2009 (remaining 6 months)	$8,964
2010	5,663
2011	5,000
2012	287,750
2013	211,250

$518,627

Note 5. Fair Value Measurements

Effective November 1, 2008, the Company adopted SFAS No. 157, except as it applies to goodwill, other intangible assets, and non-financial assets and liabilities subject to FSP No. 157-2. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 — Include other inputs that are directly or indirectly observable in the marketplace.

Level 3 — Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In accordance with SFAS No. 157, the Company measures its cash equivalents, Israeli severance pay funds and foreign currency derivative contracts at fair value. The cash equivalents are classified as Level 1 or Level 2 because they are either valued primarily using quoted market prices or based on alternative pricing sources utilizing observable inputs from active markets. The Israeli severance pay funds are classified as Level 1 because the funds are valued using quoted market prices. The foreign currency derivative contracts are classified as Level 2 because the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets.

The following table presents the Company’s assets and liabilities that were measured at fair value on a recurring basis as of April 30, 2009, classified by the level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3
Assets
Money market funds	$82,062	$—	$—
Israeli severance funds	2,116	—	—
Corporate and government bonds	—	3,812	—
Foreign exchange derivative assets	—	311	—

Total assets at fair value	$84,178	$4,123	$—

Liabilities
Foreign exchange derivative liabilities	$—	$665	$—

Total liabilities at fair value	$—	$665	$—

Note 6. Derivative Financial Instruments

Effective February 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement 133. The adoption of SFAS No. 161 had no financial impact on the Company’s consolidated financial statements and only required additional financial statement disclosures. The Company applied the requirements of Statement No. 161 on a prospective basis. Accordingly, disclosures related to interim periods prior to the date of adoption have not been presented.

Foreign exchange forward contracts, both designated and not designated as hedging instruments pursuant to SFAS No. 133, are recognized either as assets or liabilities on the balance sheet at fair value at the end of each reporting period.

Cash Flow Hedges

The company has used and from time to time in the future may use foreign currency derivatives such as forward contracts and options as hedges against anticipated sales or purchases denominated in foreign currencies. The company enters into these contracts to protect itself against the risk that the eventual net cash flows will be adversely affected by changes in foreign exchange rates.

For derivative instruments that are designated and qualify as a cash flow hedge under SFAS No. 133, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss) (“AOCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

As of April 30, 2009, there was one cash flow hedge open to sell Brazilian reais with a remaining notional amount of $0.9 million and maturity within 30 days. A pre-tax loss of $46,000 was recorded in AOCI for this contract.

No cash flow hedges were discontinued during the second quarter 2009.

Derivatives Not Designated as Hedging Instruments

The company primarily utilizes foreign exchange forward contracts to offset the risks associated with certain foreign currency balance sheet exposures. Under this program, foreign exchange forward contracts are arranged and maintained so as to yield gains or losses to offset changes in foreign currency denominated assets or liabilities due to movements in foreign exchange rates, thus mitigating the volatility associated with foreign currency transaction gains or losses. The Company’s foreign currency exposures are predominantly intercompany receivables and payables arising from product sales from one VeriFone entity to another. Foreign exchange forward contracts generally settle within 90 days. The Company does not use these foreign exchange forward contracts for trading purposes.

Gains or losses resulting from changes in fair value of these foreign exchange forward contracts are recorded as other income (expense), net, in the Condensed Consolidated Statement of Operations.

As of April 30, 2009, the notional amounts of the forward contracts the Company held to purchase and sell U.S. Dollars in exchange for other major international currencies were $52.8 million and $17.8 million, respectively.

The following table presents the fair value of the Company’s outstanding derivative instruments as of April 30, 2009 (in thousands):

	Balance Sheet Location	Fair Value
Derivative Assets
Derivatives designated as hedging instruments under SFAS No. 133:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$—
Derivatives not designated as hedging instruments under SFAS No. 133:
Foreign exchange forward contracts	Prepaid expenses and other current assets	311

Total		$311

Derivative Liabilities
Derivatives designated as hedging instruments under SFAS No. 133:
Foreign exchange forward contracts	Other current liabilities	$15
Derivatives not designated as hedging instruments under SFAS No. 133:
Foreign exchange forward contracts	Other current liabilities	650

Total		$665

The effect of derivative instruments designated as cash flow hedges on income and AOCI for the three months ended April 30, 2009 is summarized below (in thousands):

	Losses Recognized in AOCI on Derivatives Before Tax Effect (Effective Portion)	Losses Reclassified from AOCI into income		Losses Recognized in Income on Derivatives (Ineffective Portion)
	Amount	Amount	Location	Amount	Location
Derivatives designated as cash flow hedges:
Foreign exchange forward contracts	$(46)	$(70)	Cost of net revenues-System Solutions	$(167)	Other income (expense), net

Total	$(46)	$(70)		$(167)

The effect of derivatives instruments not designated as hedging instruments on income for the three months ended April 30, 2009 is as follows (in thousands):

	Losses Recognized in Income on Derivatives
	Amount	Location
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$(1,005)	Other income (expense), net

Total	$(1,005)

Note 7. Other Income (Expense) and Comprehensive Income (Loss)

Other Income (Expense)

Other income (expense), net consisted of the following (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
Foreign currency transaction gains (losses), net	$2,077	$(493)	$6,533	$(5,856)
Foreign exchange forward contract losses, net	(1,172)	(1,423)	(2,273)	(781)
Gain on extinguishment of debt	13,103	—	13,103	—
Other, net	(227)	2	632	203

	$13,781	$(1,914)	$17,995	$(6,434)

Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
Net income (loss)	$18,556	$(17,987)	$(163,433)	$(51,485)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,129	1,712	(7,886)	(1,754)
Unrealized gain on interest rate hedge, net of tax	—	12	—	19
Changes in unrealized losses on cash flow hedges, net of taxes	(37)	—	(37)	—

Comprehensive income (loss)	$19,648	$(16,263)	$(171,356)	$(53,220)

The components of accumulated other comprehensive loss consisted of the following (in thousands):

	April 30, 2009	October 31, 2008
Foreign currency translation adjustments, net of tax	$(16,691)	$(8,805)
Unfunded portion of pension obligation, net of tax	(1,687)	(1,687)
Unrealized losses on cash flow hedges, net of tax	(37)	—

Accumulated other comprehensive loss	$(18,415)	$(10,492)

Note 8. Income Taxes

The Company recorded an income tax provision of $3.7 million for the three months ended April 30, 2009 compared to an income tax provision of $3.9 million for the three months ended April 30, 2008. The income tax provision for the three months ended April 30, 2009 is primarily composed of income taxes on foreign operations, as well as U.S. income taxes, net of valuation allowance impacts. For the three months ended April 30, 2008, the Company provided tax for the three months ended April 30, 2008 notwithstanding an expected loss for the full fiscal year.

The Company recorded an income tax provision of $2.3 million for the six months ended April 30, 2009 compared to an income tax provision of $6.8 million for the six months ended April 30, 2008. The decrease in the provision for income taxes for the six months ended April 30, 2009 is primarily attributable to the fact that during the first quarter of fiscal year 2009, the company recorded a discrete benefit related to the reversal of a deferred tax liability associated with the goodwill impairment for GAAP purposes combined with reduced taxable profits in several jurisdictions.

As of April 30, 2009, the Company remains in a net deferred tax liability position. The realization of the deferred tax assets is primarily dependent on the Company generating sufficient U.S. and foreign taxable income in future periods. Management has determined that it is not more likely than not the deferred tax assets in the U.S. and certain foreign jurisdictions will be realized and as such the Company continues to record a full valuation allowance against these assets as of April 30, 2009. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters as the Company reevaluates the underlying basis for its estimates of future domestic and certain foreign taxable income.

The Company is currently under audit by the Internal Revenue Service (“IRS”) for its fiscal years 2003 to 2004. Although the Company believes it has correctly provided income taxes for the years subject to audit, the IRS may adopt different interpretations. The Company has not yet received any final determinations with respect to this audit although certain adjustments have been agreed with the IRS, none of which have a material impact to the current period income tax provision. Subsidiaries of the Company are also under audit by the Israeli tax authorities for calendar years 2004 to 2006 and the Brazilian federal government for all periods subsequent to January 1, 2003. With few exceptions, the Company is no longer subject to tax examination outside of the U.S. for periods prior to 2000.

Effective November 1, 2007, the Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes. The Company has recorded its FIN 48 liability as a long-term liability as it does not expect significant payments to occur over the next 12 months. The Company’s existing tax positions will continue to generate an increase in liabilities for uncertain tax benefits. The Company will continue to recognize interest and penalties related to income tax matters in income tax expense. The amount of unrecognized tax benefits could be reduced upon closure of tax examinations or if the statute of limitations on certain tax filings expires without assessment from the tax authorities. The Company believes that it is reasonably possible that there could be a reduction in unrecognized tax benefits due to statute of limitation expirations in multiple tax jurisdictions during the next 12 months of zero to $2.3 million. Interest and penalties accrued on these uncertain tax positions will also be released upon the expiration of statutes of limitations.

Note 9. Stockholders’ Equity

The Company grants stock options and restricted stock units (“RSUs”) pursuant to stockholder approved stock option plans. The Company maintains certain equity incentive plans, as described in detail in Note 8. “Stockholders’ Equity” of Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the fiscal year ended October 31, 2008. All stock options and RSUs granted during the six months ended April 30, 2009 were granted under the 2006 Equity Incentive Plan.

Stock-Based Compensation

The Company follows SFAS No. 123(R), Share-Based Payment, which requires the measurement of compensation cost for all outstanding unvested share-based awards at fair value and recognizes compensation over the requisite service period for awards expected to vest. The following table summarizes stock-based compensation expense by classification recorded under SFAS No. 123(R) for the three and six months ended April 30, 2009 and 2008 (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
Cost of net revenues	$221	$(78)	$725	$548
Research and development	1,129	729	2,495	2,225
Sales and marketing	1,789	1,517	3,648	3,320
General and administrative	915	862	5,743	2,407

Total stock-based compensation	$4,054	$3,030	$12,611	$8,500

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

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
Expected term of the options (in years)	4.0	N/A	4.0	3.0
Risk-free interest rate	1.4%	N/A	2.2%	2.9%
Expected stock price volatility	68.3%	N/A	60.0%	40.6%
Expected dividend rate	0.0%	N/A	0.0%	0.0%

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

The measurement of the fiscal 2009 tranche occurred in January 2009, the measurement date for that tranche. Up to 200,000 performance units will vest if the fiscal year 2009 performance targets are achieved. Up to 100,000 market units will vest if the fiscal 2009 performance targets are achieved and the volume-weighted average price of the Company’s stock exceeds $62.20 per share during the 10-day trading period beginning with the second full trading day following the Company’s announcement of the financial results for the fiscal year ending October 31, 2009. Because these shares are contingently issuable, they are excluded from the earnings per share calculation. These awards were cancelled in connection with the amended and restated employment agreement dated April 8, 2009.

Equity Award Activity

Stock option activity for the six months ended April 30, 2009, was as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at November 1, 2008	8,707	$26.20
Granted	2,928	6.62
Exercised	(14)	3.29
Cancelled	(1,583)	22.44

Balance at April 30, 2009	10,038	$21.11	5.1	$5,189

Vested or expected to vest at April 30, 2009	9,273	$21.57	5.0	$4,445
Exercisable at April 30, 2009	3,917	$26.40	3.8	$489

The weighted average fair value of options granted during the six months ended April 30, 2009 and 2008 was $3.12 and $6.07, respectively. The total intrinsic value of options exercised was $0.04 million and $3.3 million during the six months ended April 30, 2009 and 2008, respectively.

Restricted stock unit activity for the six months ended April 30, 2009, was as follows:

	Number of Shares (in thousands)	Aggregate Intrinsic Value (in thousands)
Balance at November 1, 2008	385
Granted	10
Vested	(17)
Cancelled	(317)

Balance at April 30, 2009	61	$462

Vested or expected to vest at April 30, 2009	44	$327

The weighted average fair value of RSUs granted during the six months ended April 30, 2009 and 2008 was $5.30 and $19.81, respectively. The total fair value of RSUs vested during the six months ended April 30, 2009 and 2008 was $0.1 million and $0.2 million, respectively.

Net cash proceeds from the exercise of stock options were $0.05 million and $0.9 million for the six months ended April 30, 2009 and 2008, respectively.

As of April 30, 2009, total compensation cost related to unvested options and RSUs expected to vest but not yet recognized was $32.7 million and $1.9 million, respectively, and was expected to be recognized over a weighted-average period of 3.0 years for options and 1.8 years for RSUs.

Note 10. Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share is computed using the weighted average number of common shares outstanding plus the effect of common stock equivalents, unless the common stock equivalents are anti-dilutive. The potential dilutive shares of the Company’s common stock resulting from the assumed exercise of outstanding stock options and RSUs, the assumed exercise of the warrants and the dilutive effect of the convertible senior notes are determined using the treasury stock method.

The following details the computation of the income (loss) per common share (in thousands, except per share data):

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$18,556	$(17,987)	$(163,433)	$(51,485)

Denominator:
Weighted-average shares used in computing basic per share calculation	84,461	84,194	84,454	84,174
Weighted average effect of dilutive securities:
Stock options and RSUs	47	—	—	—

Weighted-average shares used in computing diluted per share calculation	84,508	84,194	84,454	84,174

Net income (loss) per share:
Basic	$0.22	$(0.21)	$(1.94)	$(0.61)

Diluted	$0.22	$(0.21)	$(1.94)	$(0.61)

For the three months ended April 30, 2009 and 2008, options and RSUs to purchase 8.4 million and 8.6 million, respectively, of Common Stock were excluded from the calculation of weighted average shares for diluted net income (loss) per share as they were anti-dilutive. For the six months ended April 30, 2009 and 2008, options and RSUs to purchase 10.1 million and 8.6 million, respectively, of Common Stock were excluded from the calculation of weighted average shares for diluted net loss per share as they were anti-dilutive.

The Notes are considered to be Instrument C securities as defined by EITF No. 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion (“EITF 90-19”); therefore, only the conversion spread relating to the Notes is included in the Company’s diluted earnings per share calculation, if dilutive. The potential dilutive shares of the Company’s common stock resulting from the assumed settlement of the conversion spread of the Notes are determined under the method set forth in EITF 90-19. Under such method, the settlement of the conversion spread of the Notes has a dilutive effect when the average share price of the Company’s common stock during the period exceeds $44.02. The average share price of the Company’s common stock during the three and six months ended April 30, 2009 and 2008 did not exceed $44.02.

Warrants to purchase 7.2 million shares of the Company’s common stock were outstanding at April 30, 2009, but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the average market price of the Company’s common stock during the three and six months ended April 30, 2009; therefore, their effect was anti-dilutive.

Note 11. Commitments and Contingencies

Commitments

The Company leases certain facilities under non-cancelable operating leases that contain free rent periods and/or rent escalation clauses. Rent expense under these leases has been recorded on a straight-line basis over the lease term. We are committed to pay a portion of the related actual operating expenses under certain of these lease agreements, these operating expenses are not included in the table below. The difference between amounts paid and rent expense is recorded as deferred rent and the short-term and long-term portions are included in other current liabilities and other long-term liabilities, respectively, in the Condensed Consolidated Balance Sheets. Additionally, the Company subleases certain real property to third parties. Future minimum lease payments and sublease rental income under these leases as of April 30, 2009, were as follows (in thousands):

Fiscal Years Ending October 31:	Minimum Lease Payments	Sublease Rental Income	Net Minimum Lease Payments
2009 (remaining 6 months)	$5,504	$(25)	$5,479
2010	9,789	(4)	9,785
2011	7,767	—	7,767
2012	6,527	—	6,527
2013	5,408	—	5,408
Thereafter	7,302	—	7,302

Total	$42,297	$(29)	$42,268

Contingencies

Manufacturing Agreements

The Company works on a purchase order basis with third-party contract manufacturers and component suppliers with facilities in China, Singapore, Israel and Brazil to supply a majority of the Company’s finished goods inventories. The Company provides each contract manufacturer with a purchase order to cover the manufacturing requirements, which constitutes a binding commitment by the Company to purchase materials produced by the manufacturer as specified in the purchase order. As of April 30, 2009, the total amount of purchase commitments was approximately $40.0 million, and are generally paid within one year. Of this amount, $3.8 million has been recorded in Other Current Liabilities in the accompanying Condensed Consolidated Balance Sheets as of April 30, 2009 because these commitments are not expected to have future value to the Company.

Legal Proceedings

Brazilian State Tax Assessments

State Value Added Tax

One of the Company’s Brazilian subsidiaries has been notified of a tax assessment regarding Brazilian state value added tax (“VAT”), for the periods from January 2000 to December 2001 that relates to products supplied to the Company by a contract manufacturer. The assessment relates to an asserted deficiency of 4.7 million Brazilian reais (approximately $2.2 million) excluding interest. The tax assessment was based on a clerical error in which the Company’s Brazilian subsidiary omitted the required tax exemption number on its invoices. On August 27, 2003, the tax authorities rendered a first level decision that maintained the tax assessment. The Company has appealed the first level decision, and this proceeding is pending second administrative level decision. Management does not expect that the Company will ultimately incur a material liability in respect of this assessment, because they believe, based in part on advice of the Company’s Brazilian tax counsel, that the Company is likely to prevail in the proceedings relating to this assessment. In the event the Company receives an adverse ruling from the administrative body, the Company will decide whether or not to appeal and would reexamine the determination as to whether an accrual is necessary. It is currently uncertain what impact this state tax examination may have with respect to the Company’s use of a corresponding exemption to reduce the Brazilian federal VAT.

Importation of Goods Assessments

Two of the Company’s Brazilian subsidiaries that were acquired as a part of the Lipman acquisition have been notified of assessments regarding Brazilian customs penalties that relate to alleged infractions in the importation of goods. The assessments were issued by the Federal Revenue Department in the City of Vitória, the City of São Paulo, and the City of Itajai. The assessments relate to asserted deficiencies totaling 26.9 million Brazilian reais (approximately $12.3 million) excluding interest. The tax authorities allege that the structure used for the importation of goods was simulated with the objective of evading taxes levied on the importation by under-invoicing the imported goods; the tax authorities allege that the simulation was created through a fraudulent interposition of parties, where the real sellers and buyers of the imported goods were hidden.

In the Vitória tax assessment, the fines were reduced from 4.7 million Brazilian reais (approximately $2.1 million) to 1.5 million Brazilian reais (approximately $0.7 million) on a first level administrative decision on January 26, 2007. The proceeding has been remitted to the Taxpayers Council to adjudicate the appeal of the first level administrative decision filed by the tax authorities. The Company also appealed the first level administrative decision on February 26, 2007. In this appeal, the Company argued that the tax authorities did not have enough evidence to determine that the import transactions were indeed fraudulent and that, even if there were some irregularities in such importations, they could not be deemed to be the Company’s responsibility since all the transactions were performed by the third-party importer of the goods. On February 27, 2008, the Taxpayers Council rendered its decision to investigate the first level administrative decision for further analysis of the matter. The Company expects to receive the decision of the Taxpayers Council sometime in 2009. In the event the Company receives an adverse ruling from the Taxpayers Council, the Company will decide whether or not to appeal to the judicial level. Based on the Company’s current understanding of the underlying facts, the Company believes that it is probable that its Brazilian subsidiary will be required to pay some amount of fines. At April 30, 2009, the Company has accrued 4.7 million Brazilian reais (approximately $2.1 million), excluding interest, which it believes is the probable payment.

On July 12, 2007, the Company was notified of a first administrative level decision rendered in the São Paulo tax assessment, which maintained the total fine of 20.2 million Brazilian reais (approximately $9.3 million) imposed. On August 10, 2007, the Company appealed the first administrative level decision to the Taxpayers Council. A hearing was held on August 12, 2008 before the Taxpayers Council, and on October 14, 2008, the Taxpayers Council granted the Company’s appeal and dismissed the Sao Paulo assessment. However, the Taxpayers Council has not issued its written opinion concerning the legal basis for such dismissal, and the Brazilian tax authorities have informed the Company that it will file a revised assessment in this matter. Based on the Company’s current understanding of the underlying facts, the Company believes that it is probable that its Brazilian subsidiary will be required to pay some amount of fines. Accordingly, at April 30, 2009, the Company has accrued 20.2 million Brazilian reais (approximately $ 9.3 million), excluding interest.

On May 22, 2008, the Company was notified of a first administrative level decision rendered in the Itajai assessment, which maintained the total fine of 2.0 million Brazilian reais (approximately $0.9 million) imposed, excluding interest. On May 27, 2008, the Company appealed the first level administrative level decision to the Taxpayers Council. Based on the Company’s current understanding of the underlying facts, the Company believes that it is probable that its Brazilian subsidiary will be required to pay some amount of fines. Accordingly, at April 30, 2009, the Company has accrued 2.0 million Brazilian reais (approximately $0.9 million), excluding interest.

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

Class Action and Derivative Lawsuits

On or after December 4, 2007, several securities class action claims were filed against the Company and certain of the Company’s officers, former officers, and a former director. These lawsuits were consolidated in the U.S. District Court for the Northern District of California as In re VeriFone Holdings, Inc. Securities Litigation, C 07-6140 MHP. The original actions were: Eichenholtz v. VeriFone Holdings, Inc. et al., C 07-6140 MHP; Lien v. VeriFone Holdings, Inc. et al., C 07-6195 JSW; Vaughn et al. v. VeriFone Holdings, Inc. et al., C 07-6197 VRW (Plaintiffs voluntarily dismissed this complaint on March 7, 2008); Feldman et al. v. VeriFone Holdings, Inc. et al., C 07-6218 MMC; Cerini v. VeriFone Holdings, Inc. et al., C 07-6228 SC; Westend Capital Management LLC v. VeriFone Holdings, Inc. et al., C 07-6237 MMC; Hill v. VeriFone Holdings, Inc. et al., C

07-6238 MHP; Offutt v. VeriFone Holdings, Inc. et al., C 07-6241 JSW; Feitel v. VeriFone Holdings, Inc., et al., C 08-0118 CW. On August 22, 2008, the Court appointed plaintiff National Elevator Fund lead plaintiff and its attorneys lead counsel. Plaintiff filed its consolidated amended class action complaint on October 31, 2008, which asserts claims under the Securities Exchange Act Sections 10(b), 20(a), and 20A and Securities and Exchange Commission Rule 10b-5 for securities fraud and control person liability against the Company and certain of the Company’s current and former officers and directors, based on allegations that the Company and the individual defendants made false or misleading public statements regarding the Company’s business and operations during the putative class periods and seeks unspecified monetary damages and other relief. The Company filed its motion to dismiss on December 31, 2008. The Court granted the Company’s motion on May 26, 2009 and dismissed the consolidated amended class action complaint with leave to amend within 30 days of the ruling. The Company’s answer or responsive motion is due within 30 days of the filing of a second amended class action complaint. Discovery has not yet commenced and is not expected to do so until after the filing of a second amended class action complaint, the filing by the Company of a motion to dismiss the second amended class action complaint, and a ruling on the motion to dismiss. At this time, the Company has not recorded any liabilities as the Company is unable to estimate any potential liability.

Beginning on December 13, 2007, several actions were also filed against certain current and former directors and officers derivatively on the Company’s behalf. These derivative lawsuits were filed in: (1) the U.S. District Court for the Northern District of California, as In re VeriFone Holdings, Inc. Shareholder Derivative Litigation, Lead Case No. C 07-6347, which consolidates King v. Bergeron, et al. (Case No. 07-CV-6347), Hilborn v. VeriFone Holdings, Inc., et al. (Case No. 08-CV-1132), Patel v. Bergeron, et al. (Case No. 08-CV-1133), and Lemmond, et al. v. VeriFone Holdings, Inc., et al. (Case No. 08-CV-1301); and (2) California Superior Court, Santa Clara County, as In re VeriFone Holdings, Inc. Derivative Litigation, Lead Case No. 1-07-CV-100980, which consolidates Catholic Medical Mission Board v. Bergeron, et al. (Case No. 1-07-CV-100980), and Carpel v. Bergeron, et al. (Case No. 1-07-CV-101449). On May 15, 2008, the Court in the federal derivative action appointed Charles R. King as lead plaintiff and his attorneys as lead counsel. On October 31, 2008, plaintiffs in the federal action filed their consolidated amended derivative complaint, which names the Company as a nominal defendant and brings claims for insider selling, breach of fiduciary duty, unjust enrichment, waste of corporate assets and aiding and abetting breach of fiduciary duty against the Company and certain of the Company’s current and former officers and directors. On December 15, 2008, the Company and the other defendants filed a motion to dismiss. The parties have agreed by stipulation that briefing on this motion will relate only to the issue of plaintiffs’ failure to make a pre-suit demand on the Company’s Board of Directors. The Court granted the Company’s motion on May 26, 2009 and dismissed the consolidated amended derivative complaint with leave to amend within 30 days of the ruling. The Company’s answer or responsive motion is due within 30 days of the filing of a second amended derivative complaint. At this time, the Company has not recorded any liabilities as the Company is unable to estimate any potential liability.

On October 31, 2008, the derivative plaintiffs in California Superior Court for the County of Santa Clara filed their consolidated derivative complaint, naming the Company as a nominal defendant and brings claims for insider selling, breach of fiduciary duty, unjust enrichment, waste of corporate assets and aiding and abetting breach of fiduciary duty against certain of the Company’s current and former officers and directors and the Company’s largest shareholder, GTCR Golder Rauner. On November 10, 2008, the Company filed a motion to stay the state court action pending resolution of the parallel federal actions, and the parties have agreed by stipulation to delay briefing on the motion to stay until after the issue of demand futility is resolved in the federal derivative case. A case management conference to address the status of the state court action is currently scheduled for June 26, 2009. At this time, the Company has not recorded any liabilities as the Company is unable to estimate any potential liability.

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

On February 18, 2009, the Company received a “Wells Notice” from the SEC in connection with the investigation by the staff of the SEC’s Division of Enforcement (the “Staff”) related to the restatement. The Wells Notice provides the Company with notification that the Staff intends to recommend that the SEC bring a civil injunctive action against the Company, alleging violations of the federal securities laws arising from the restatement of the Company’s fiscal year 2007 interim financial statements. Under the process established by the SEC, recipients of a Wells Notice have the opportunity to respond before the Staff makes a recommendation to the SEC regarding what action, if any, should be brought by the SEC. The Company submitted its response to the Wells Notice on March 18, 2009. In connection with this contemplated action, the Staff may seek a civil injunction and civil penalties.

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

Note 12. Restructuring Charges

In the first six months of fiscal year 2009, in light of the macroeconomic conditions, management approved several actions worldwide as part of a restructuring plan designed to improve financial results. The Company expensed $2.2 million of employee restructuring expense and $0.5 million of facilities restructuring expense in the Corporate segment for these actions for the six months ended April 30, 2009. In addition, the Company expensed $0.1 million of employee restructuring expense and $1.0 million of facilities restructuring expense in the Corporate segment for the 2008 restructuring plan.

The following table summarizes restructuring expenses for the three and six months ended April 30, 2009 and 2008 (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
Cost of net revenues	$23	$(3)	$218	$163
Sales and marketing	253	1,937	1,127	2,336
Research and development	238	327	829	3,779
General and administrative	750	60	1,710	847

Total restructuring expense	$1,264	$2,321	$3,884	$7,125

Restructuring activity for the six months ended April 30, 2009 was as follows (in thousands):

	Employee Severance and Benefit Arrangement	Facilities Related Costs	Total
Balance at November 1, 2008	$1,332	$1,992	$3,324
Current year charges	2,384	1,500	3,884
Other adjustments	(13)	(128)	(141)
Cash payments	(2,327)	(614)	(2,941)

Balance at April 30, 2009	$1,376	$2,750	$4,126

The Company may incur additional restructuring charges in the future for additional employee severance and benefit arrangements, and facility-related activities.

Note 13. Related-Party Transactions

For the three and six months ended April 30, 2009, the Company recorded $1.4 million and $3.4 million, respectively, of sales to affiliates of the members of the Company’s Board of Directors which were included in System Solutions net revenues in the accompanying Condensed Consolidated Statements of Operations. For the three and six months ended April 30, 2008, the Company did not record any sales to affiliated parties.

Note 14. Segment and Geographic Information

Segment Information

The Company operates in two business segments: North America and International. The Company defines North America as the United States and Canada, and International as the other countries from which it derives revenues. Total assets and goodwill by segment are based on the physical location of the assets.

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

In 2008, the Company revised the methodology for business segment operating loss reporting. Distribution center costs and certain warranty and royalty costs, which were previously allocated to the Corporate segment were reallocated based on ship-to locations. Restructuring costs which were previously allocated to the International and North America segments were reallocated to the Corporate segment. The following table sets forth net revenues and operating income (loss) for the Company’s segments (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
Net revenues:
International	$118,240	$133,087	$248,503	$251,107
North America	83,444	100,287	167,344	168,007
Corporate	(70)	(373)	(210)	(592)

Total net revenues	$201,614	$233,001	$415,637	$418,522

		(As Revised)		(As Revised)
Operating income (loss):
International	$25,147	$22,616	$58,881	$43,663
North America	29,024	34,121	56,952	54,092
Corporate	(41,807)	(61,342)	(286,302)	(124,057)

Total operating income (loss)	$12,364	$(4,605)	$(170,469)	$(26,302)

The Company’s goodwill by segment was as follows (in thousands):

	April 30, 2009	October 31, 2008
International	$138,037	$252,869
North America	3,482	69,034

Total	$141,519	$321,903

The Company’s total assets by segment were as follows (in thousands):

	April 30, 2009	October 31, 2008
International	$615,055	$735,991
North America	228,508	343,761

Total	$843,563	$1,079,752

Geographic Information

The net revenues by geographic area were as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
Europe	$63,773	$75,870	$129,914	$133,553
Latin America	40,339	40,658	83,947	85,267
Asia	14,128	16,560	34,642	32,287
United States and Canada	83,374	99,913	167,134	167,415

Total net revenues	$201,614	$233,001	$415,637	$418,522

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

Overview

We are a global leader in secure electronic payment solutions. We provide expertise, solutions, and services that add value to the point of sale with merchant-operated, consumer-facing, and self-service payment systems for the financial, retail, hospitality, petroleum, government, transportation and healthcare vertical markets. We have one of the leading electronic payment solutions brands and are one of the largest providers of electronic payment systems worldwide. We believe that we benefit from a number of competitive advantages gained through our 28-year history and success in our industry. These advantages include our globally trusted brand name, large installed base, significant involvement in the development of industry standards, global operating scale, customizable platforms, and investment in research and development. We believe that these advantages position us well to capitalize on the continuing global shift toward electronic payment transactions.

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

We have continued to experience lower than expected revenue levels and softer demand globally due to weakened markets and adverse economic conditions. We believe that demand for wireless, IP-enabled, PIN-based debit and enhanced security systems will continue to be adversely affected by lower North American and European demand as retailers close redundant or underperforming locations and the purchasing power of certain Emerging Market customers diminishes due to unfavorable foreign currency exchange rate movements, and as customers opt for lower-priced products which would negatively impact our revenues and gross margins. However, over the long-term we expect demand in emerging economies to continue to grow faster relative to our mature markets as these economies develop and seek to enhance VAT collection. We continue to devote research and development (“R&D”) resources to address these market needs.

Results of Operations

Net Revenues

We generate net revenues through the sale of our electronic payment systems and solutions that enable electronic transactions, which we identify as System Solutions, and to a lesser extent, warranty and support services, field deployment, installation and upgrade services, and customer specific application development, which we identify as Services.

Net revenues, which include System Solutions and Services, are summarized in the following table (in thousands, except percentages):

	Three Months Ended April 30,				Six Months Ended April 30,
	2009	2008	Net Change	% Change	2009	2008	Net Change	% Change
Systems Solutions	$173,580	$203,711	$(30,131)	-14.8%	$359,421	$359,312	$109	0.0%
Services	28,034	29,290	(1,256)	-4.3%	56,216	59,210	(2,994)	-5.1%

Total	$201,614	$233,001	$(31,387)	-13.5%	$415,637	$418,522	$(2,885)	-0.7%

System Solutions net revenues decreased $30.1 million, or 14.8% for the three months ended April 30, 2009 compared to the three months ended April 30, 2008. System Solutions net revenues comprised 86.1% of total net revenues for the three months ended April 30, 2009 as compared to 87.4% for the three months ended April 30, 2008.

International System Solutions net revenues for the three months ended April 30, 2009 decreased $14.8 million, or 12.4%, to $104.3 million compared to the three months ended April 30, 2008. This decrease was predominately attributable to a $14.0 million, or 20.2% decrease in European revenues, and a $2.4 million or 16.0% decrease in Asian revenues. Partially offsetting this decrease was a $1.6 million, or 4.7% increase in Latin America. In Europe, the decrease in System Solutions revenues were primarily driven by decreased sales in Russia, where economic disruption has been severe, and in Spain, where a large customer reduced purchases substantially. The decline in Asia was primarily a result of minimal sales in India, where we lost sales as customer requests for price adjustments in response to the devaluation of the Rupee did not meet our profit requirements. The increase in Latin America was due to a large transaction with a Mexican bank. We do not expect Latin America’s revenue growth to reoccur in the third quarter due to the recession and currency devaluation throughout the region, and in some countries, political instability.

North America System Solutions net revenues for the three months ended April 30, 2009 decreased $15.3 million, or 18.1%, to $69.3 million compared to the three months ended April 30, 2008, largely attributable to the non-recurrence of $23.4 million of revenue recognized in the second quarter of fiscal year 2008 following a deferral in the previous quarter. Our U.S. Financial business continued to be constrained by adverse economic conditions which have resulted in fewer retail store openings. In addition, revenues were adversely impacted by a shift in customer preferences towards simpler, lower priced solutions. Partially offsetting this decline was strong Multi-lane net revenue growth, reflecting continued demand of large retailers to deploy solutions which address the enhanced PCI-DSS requirements, as well as revenue growth in Taxi systems. Petroleum Solutions sales were relatively flat as gas station owners are deferring decisions to upgrade their gas pump point of sales systems to achieve PCI-DSS compliance in many cases until after the July 2010 deadline. This was due in part to the recent announcement that Visa will not enforce fines for noncompliance until July 2012.

System Solutions net revenues increased $0.1 million for the six months ended April 30, 2009 compared to six months ended April 30, 2008. System Solutions net revenues comprised 86.5% and 85.9%, respectively, of total net revenues for the six months ended April 30, 2009 and 2008.

International System Solutions net revenues for the six months ended April 30, 2009 decreased $3.1 million, or 1.4%, to $219.8 million compared to the six months ended April 30, 2008. This decrease was primarily due to a $6.4 million decline in European revenues, partially offset by modest increases in Latin America and Asia. In Europe, the decrease in System Solutions revenues were primarily driven by decreased sales in Russia, and in Spain, as described above. This decline was partially offset by growth in Turkey, where banking customers are relatively healthier than in other European countries.

North America System Solutions net revenues for the six months ended April 30, 2009 increased $3.2 million or 2.3% to $139.6 million primarily due to increases in the Multi-lane retail business and Taxi systems. The increase in the Multi-lane retail business System Solutions revenues was due to higher demand by large retailers to upgrade their systems to achieve PCI-DSS compliance. The increase in Taxi systems was due to the increasing acceptance in more cities of payment of taxi fares by credit card. Partially offsetting these increases was a decline in the U.S. Financial business. Our US Financial business, which sells payment systems to small and medium sized businesses through ISOs and payment processors, continued to be constrained overall due to adverse economic conditions which slowed retail store openings. Canadian sales were also down versus the prior year, which benefited from a large pay-at-the-table roll out and an aggressive EuroPay, MasterCard, and Visa (“EMV”) compliance initiative at a major customer.

We are unable to predict the likely duration and severity of the current disruption in the financial markets and adverse economic conditions in the U.S. and other countries and such conditions, if they persist, will continue to adversely impact our business, operating results, and financial condition.

Services Revenues

Services net revenues decreased $1.3 million and $3.0 million, respectively, for the three and six months ended April 30, 2009 compared to the three and six months ended April 30, 2008. These decreases were primarily due to declines in Brazil as a result of a reduction in repair incident fees associated with a changing composition of the installed base occurred as certain installed acquired products were decommissioned.

Gross Profit

The following table shows the gross profit for System Solutions and Services (in thousands, except percentages):

	Three Months Ended April 30,				Six Months Ended April 30,
	Amount		Gross Profit Percentage		Amount		Gross Profit Percentage
	2009	2008	2009	2008	2009	2008	2009	2008
Systems Solutions	$51,739	$61,805	29.8%	30.3%	$109,469	$107,802	30.5%	30.0%
Services	13,183	11,547	47.0%	39.4%	24,755	22,914	44.0%	38.7%

Total	$64,922	$73,352	32.2%	31.5%	$134,224	$130,716	32.3%	31.2%

Gross profit on System Solutions decreased $10.1 million, or 16.3%, for the three months ended April 30, 2009 compared to the three months ended April 30, 2008. For the six months ended April 30, 2009, gross profit on System Solutions increased $1.7 million, or 1.5% compared to the six months ended April 30, 2008.

Gross profit on System Solutions represented 29.8% and 30.3%, respectively, of System Solutions net revenues for the three months ended April 30, 2009 and 2008. For the six months ended April 30, 2009 and 2008, Gross profit on System Solutions represented 30.5% and 30.0%, respectively. For both the three and six months ended April 30, 2009 compared to the three and six months ended April 30, 2008, International gross profit percentage improved, North American gross profit percentage declined slightly, and Corporate costs as a percentage of revenue increased.

International gross profit percentage improved during the three and six months ended April 30, 2009 compared to the three and six months ended April 30, 2008. This improvement was primarily as a result of additional Corporate management oversight and personnel changes in Europe, which resulted in stronger commercial practices and pricing discipline. Additionally, International gross margin benefited from standard cost reductions as a result of engineering design changes, cost cutting in our overhead structure, the impact of favorable foreign exchange rates on our Tel Aviv manufacturing facilities, and negotiation of lower component costs. Partially offsetting these improvements was a lower average selling price in Latin America, in part due to the declining purchasing power of customers who experienced currency devaluations and in part due to a program to sell slow moving inventory.

North America gross profit percentage declined slightly during the three and six months ended April 30, 2009 compared to the three and six months ended April 30, 2008 primarily due to adverse product mix as sales shifted away from wireless solutions, which typically carry higher than average gross profit percentages and towards lower margin landline solutions. Partially offsetting these decreases were standard cost reductions driven by engineering design changes, cost cutting in our overhead structure, the impact of favorable foreign exchange rates on our Tel Aviv manufacturing facilities, and negotiations of material price reductions with our suppliers.

Corporate costs are comprised of non-cash acquisition charges, including amortization of purchased core and developed technology assets, step-down in deferred revenue, and other Corporate charges, including inventory obsolescence and scrap at corporate distribution centers, rework, specific warranty provisions, non-standard freight, over-and-under absorption of materials management and supply chain engineering overhead. Since these costs are generally incurred on a company-wide basis, it is impractical to allocate them to either the North America or International segment. The increase in Corporate costs for the three months ended April 30, 2009 was attributable to a $6.2 million increase in excess and obsolescence and scrap, provisions for purchase of excess inventory held by contract manufacturers all as a result of the deteriorating macroeconomic environment. Largely offsetting this increase was a $3.4 million reduction in product situation warranty reserves, mostly as a result of a settlement with a customer relating to an acquired product, and a $3.0 million reduction in amortization of purchased core and developed technology assets due to impairment charges recorded in fiscal year 2008.

For the six months ended April 30, 2009, the increase in Corporate costs was attributable to a $16.3 million increase in excess and obsolescence and scrap charges as a result of the deteriorating macroeconomic environment. Partially offsetting these increases were a $6.0 million reduction in amortization of purchased core and developed technology assets due to impairment charges in fiscal year 2008 and a $3.8 million reduction in product situation warranty reserves, mostly as a result of a settlement with a customer relating to an acquired product.

Gross profit on Services increased $1.6 million, or 14.2%, for the three months ended April 30, 2009 compared to the three months ended April 30, 2008. Gross profit on Services represented 47.0% and 39.4% of Services net revenues, respectively, for the three months ended April 30, 2009 and 2008. Gross profit on Services increased $1.8 million, or 8.0% for the six months ended April 30, 2009 compared to the six months ended April 30, 2008. Gross profit represented 44.0% of Services net revenues for the six months ended April 30, 2009 as compared to 38.7% for the six months ended April 30, 2008. The majority of the improvement was due to improved operational practices in our London service center, cost reduction initiatives associated with our North American call center, and a favorable product mix.

Research and Development Expenses

Research and development (“R&D”) expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended April 30,				Six Months Ended April 30,
	2009	2008	Net Change	Percentage Change	2009	2008	Net Change	Percentage Change
Research and development	$15,024	$17,159	$(2,135)	-12.4%	$32,896	$39,621	$(6,725)	-17.0%
Percentage of net revenues	7.5%	7.4%			7.9%	9.5%

R&D expenses for the three months ended April 30, 2009 decreased $2.1 million, or 12.4%, compared to the three months ended April 30, 2008, primarily driven by a $2.3 million decrease in personnel costs and $0.8 million decrease in outside services costs. These decreases were attributable to the cancelling of certain projects as a result of the economic downturn, the impact of favorable foreign currency rates, and headcount reductions.

R&D expenses in the six months ended April 30, 2009, decreased $6.7 million or 17.0% compared to the six months ended April 30, 2008 primarily driven by a $4.5 million decrease in personnel costs due to favorable foreign currency translation rates and headcount reductions, a $1.5 million decrease in outside services and the non-recurrence of a $2.7 million write-off of capitalized software costs recorded during the three months ended April 30, 2008.

We expect R&D expenses over the next few quarters to be relatively flat in absolute amounts, assuming a stable currency environment, until we have better visibility of sustained economic growth.

Sales and Marketing Expenses

Sales and marketing expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended April 30,				Six Months Ended April 30,
	2009	2008	Net Change	Percentage Change	2009	2008	Net Change	Percentage Change
Sales and marketing	$17,215	$22,762	$(5,547)	-24.4%	$36,622	$47,405	$(10,783)	-22.7%
Percentage of net revenues	8.5%	9.8%			8.8%	11.3%

Sales and marketing expenses decreased $5.5 million, or 24.4%, for the three months ended April 30, 2009 compared to the three months ended April 30, 2008 mainly as a result of a $1.6 million decrease in personnel costs, a $0.9 million decrease in outside services and a $0.7 million decrease in travel related expenses. These decreases were attributable to a worldwide reduction in headcount, decreased travel, trade shows, events and marketing communication in response to the global recession and favorable foreign exchanges rates. Additionally, there was a $1.7 million reduction in restructuring expense for the three months ended April 30, 2009 compared to the three months ended April 30, 2008.

Sales and marketing expenses decreased $10.8 million or 22.7% for the six months ended April 30, 2009 compared to the six months ended April 30, 2008 mainly as a result of a $3.6 million decrease in personnel costs, a $1.8 million decrease in outside services, a $1.4 million decrease in travel related expenses and a $2.0 million decrease in internal meetings, trade shows and marketing communications related expenses. These decreases were attributable to a worldwide reduction in headcount, decreased travel, trade shows, events and marketing communication in response to the global recession as well as favorable foreign exchanges rates. Additionally, restructuring expense also declined by $1.2 million in the six months ended April 30, 2009 compared to the six months ended April 30, 2008.

We expect sales and marketing expenses to be relatively flat in absolute terms, assuming a stable currency environment, until we have better visibility of sustained economic growth.

General and Administrative Expenses

General and administrative expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended April 30,				Six Months Ended April 30,
	2009	2008	Net Change	Percentage Change	2009	2008	Net Change	Percentage Change
General and administrative	$18,237	$31,254	$(13,017)	-41.6%	$48,965	$57,320	$(8,355)	-14.6%
Percentage of net revenues	9.0%	13.4%			11.8%	13.7%

General and administrative expenses in the three months ended April 30, 2009 decreased $13.0 million, or 41.7%, compared to the three months ended April 30, 2008. The decrease was primarily due to the non-recurrence of $12.1 million in restatement costs related to the restatement of the 2007 interim financial results in fiscal year 2008 and a $1.3 million decrease in costs related to trademark litigation. Partially offsetting these decreases was a $0.7 million increase in restructuring costs.

General and administrative expenses in the six months ended April 30, 2009 decreased $8.4 million, or 14.6%, compared to the six months ended April 30, 2008. The decrease was primarily due to the non-recurrence of $18.1 million of restatement costs related to the restatement of the 2007 interim financial results in fiscal year 2008. Partially offsetting this decrease was a $3.3 million increase in stock-based compensation expense mainly as a result of the surrender of certain options, a $3.1 million increase in professional services mainly due to increased activity levels in the tax accounting and internal audit functional areas as a result of remediation related activities, a $1.0 million legal settlement, a $0.9 million increase in costs related to restructuring, and a $0.8 million acquisition related compensation milestone payout.

We expect general and administrative expenses, assuming a stable currency environment, to be relatively lower over time as remediation costs diminish.

Impairment of Goodwill

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

As a result of the goodwill impairment test, we concluded that the carrying amount of the North America and Asia reporting units exceeded their implied fair values and recorded an estimated impairment charge of $178.2 million in the Corporate segment during the first quarter of fiscal year 2009. We finalized the goodwill evaluation process and recorded a $2.7 million reduction of impairment charge during the second quarter of fiscal year 2009. The final impairment charge was $175.5 million. The net carrying value of goodwill in North America and International segments was reduced by $65.6 million and $109.9 million, respectively. See Note 2. “Goodwill and Purchased Intangible Assets” for additional information.

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

Interest Expense

Interest expense decreased $4.7 million and $5.8 million, respectively in the three and six months ended April 30, 2009 compared to the same periods in fiscal year 2008. These decreases were mostly attributable to the lower effective interest rates on our Term-B loan as LIBOR rates declined from 3.12% on October 31, 2008 to 0.52% as of April 30, 2009.

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

Interest Income

Interest income decreased $1.0 million and $2.5 million, respectively, in the three and six months ended April 30, 2009 compared to the three and six months ended April 30, 2008. These decreases were primarily attributable to the lower effective interest rates during the first half of fiscal year 2009 compared to the first half in fiscal 2008.

Other Income (Expense), Net

Other income (expense), net increased $15.7 million during the three months ended April 30, 2009 compared to the three months ended April 30, 2008 primarily resulting from a $13.1 million gain on extinguishment of debt and a $2.8 million increase in net foreign exchange gains. In April 2009, we repurchased and extinguished $33.5 million par value of our outstanding 1.375% Convertible Notes for $19.8 million, excluding accrued interest paid. As a result, we realized a $13.1 million gain on these transactions, net of a $0.6 million write-off of related deferred debt issuance costs. We recognized $0.9 million in net foreign exchange gains for the three months ended April 30, 2009 as compared to the $1.9 million net foreign exchange losses recognized during the three months ended April 30, 2008.

Other income (expense), net increased $24.4 million during the six months ended April 30, 2009 compared to the six months ended April 30, 2008 mainly due to a $13.1 million gain on extinguishment of debt (as discussed in the previous paragraph) and a $10.9 million increase in net foreign exchange gains. We recognized $4.3 million in net foreign exchange gains in the six months ended April 30, 2009 as compared to the $6.6 million net foreign exchange loss recognized during the six months ended April 30, 2008.

Provision for Income Tax

We recorded an income tax provision of $3.7 million for the three months ended April 30, 2009 compared to an income tax provision of $3.9 million for the three months ended April 30, 2008. The income tax provision for the three months ended April 30, 2009 is primarily composed of income taxes on foreign operations, as well as U.S. income taxes, net of valuation allowance impacts. For the three months ended April 30, 2008, we provided tax for the three months ended April 30, 2008 notwithstanding an expected loss for the full fiscal year.

We recorded an income tax provision of $2.3 million for the six months ended April 30, 2009 compared to an income tax provision of $6.8 million for the six months ended April 30, 2008. The decrease in the provision for income taxes for the six months ended April 30, 2009 is primarily attributable to the fact that during the first quarter of fiscal year 2009, we recorded a discrete benefit related to the reversal of a deferred tax liability associated with the goodwill impairment for GAAP purposes combined with reduced taxable profits in several jurisdictions.

As of April 30, 2009, we remain in a net deferred tax liability position. The realization of the deferred tax assets is primarily dependent on our ability to generate sufficient U.S. and foreign taxable income in future periods. Management has determined that it is not more likely than not the deferred tax assets in the U.S. and certain foreign jurisdictions will be realized and as such we continue to record a full valuation allowance against these assets as of April 30, 2009. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters as we reevaluate the underlying basis for our estimates of future domestic and certain foreign taxable income.

We are currently under audit by the Internal Revenue Service (“IRS”) for our fiscal years 2003 to 2004. Although we believe that we have correctly provided income taxes for the years subject to audit, the IRS may adopt different interpretations. We have not yet received any final determinations with respect to this audit although certain adjustments have been agreed with the IRS, none of which have a material impact to the current period income tax provision. Our subsidiaries are also under audit by the Israeli tax authorities for calendar years 2004 to 2006 and the Brazilian federal government for all periods subsequent to January 1, 2003. With few exceptions, we are no longer subject to tax examination outside of the U.S. for periods prior to 2000.

Effective November 1, 2007, we adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes. We have recorded our FIN 48 liability as a long-term liability as we do not expect significant payments to occur over the next 12 months. Our existing tax positions will continue to generate an increase in liabilities for uncertain tax benefits. We will continue to recognize interest and penalties related to income tax matters in income tax expense. The amount of unrecognized tax benefits could be reduced upon closure of tax examinations or if the statute of limitations on certain tax filings expires without assessment from the tax authorities. We believe that it is reasonably possible that there could be a reduction in unrecognized tax benefits due to statute of limitation expirations in multiple tax jurisdictions during the next 12 months of zero to $2.3 million. Interest and penalties accrued on these uncertain tax positions will also be released upon the expiration of statutes of limitations.

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

In fiscal year 2008, we revised the methodology for business segment operating loss reporting. Distribution center costs and certain warranty and royalty costs, which were previously allocated to the Corporate segment, were reallocated based on ship-to locations. Restructuring costs which were previously allocated to the International and North America segments were reallocated to the Corporate segment. The following table reconciles net revenues and operating income (loss) for our segments for the three and six months ended April 30, 2009 and 2008 (in thousands):

	Three Months Ended April 30,				Six Months Ended April 30,
	2009	2008	Net Change	Percentage Change	2009	2008	Net Change	Percentage Change
Net revenues
International	$118,240	$133,087	$(14,847)	-11.2%	$248,503	$251,107	$(2,604)	-1.0%
North America	83,444	100,287	(16,843)	-16.8%	167,344	168,007	(663)	-0.4%
Corporate	(70)	(373)	303	-81.2%	(210)	(592)	382	-64.5%

Total net revenues	$201,614	$233,001	$(31,387)	-13.5%	$415,637	$418,522	$(2,885)	-0.7%

	(As Revised)				(As Revised)
Operating income (loss)
International	$25,147	$22,616	$2,531	11.2%	$58,881	$43,663	$15,218	34.9%
North American	29,024	34,121	(5,097)	-14.9%	56,952	54,092	2,860	5.3%
Corporate	(41,807)	(61,342)	19,535	-31.8%	(286,302)	(124,057)	(162,245)	130.8%

Total operating income (loss)	$12,364	$(4,605)	$16,969		$(170,469)	$(26,302)	$(144,167)

Net revenues decreased $14.8 million in International for the three months ended April 30, 2009 as compared to the same period in 2008 primarily driven by a decrease in System Solutions net revenues. See “Results of Operations — Net Revenues.”

Net revenues decreased $16.8 million in North America for the three months ended April 30, 2009 as compared to the three months ended April 30, 2008 primarily due to a $15.3 million decrease in Systems Solutions net revenues and a $1.5 million decrease in Services net revenues. See “Results of Operations — Net Revenues.”

The increase in International operating income for the three months ended April 30, 2009 compared to the three months ended April 30, 2008 was mainly due to an increased gross profit percentage and decreased operating expenses.

The decrease in North America operating income for the three months ended April 30, 2009 compared to the three months ended April 30, 2008 was mainly due to a decrease in net revenues partially offset by decreased operating expenses.

The decrease in the Corporate operating loss for the three months ended April 30, 2009 as compared to the three months ended April 30, 2008 was primarily due to the non-recurrence of $12.1 million in restatement costs related to the restatement of the 2007 interim financial results in fiscal year 2008; a $4.9 million reduction in amortization of purchased core and developed technology assets; a $3.4 million reduction in product situation warranty reserves, mostly as a result of a settlement with a customer relating to an acquired product, a $2.7 million reduction of estimated goodwill impairment; a $1.6 million decrease in acquisition related expenses; and a $1.1 million decrease in restructuring expenses. These decreases were partially offset by an increase of $6.2 million in excess and obsolescence, scrap and provisions for purchase of excess inventory held by contract manufacturers, and a $1.0 million increase in stock-based compensation.

Net revenues decreased $2.5 million in International for the six months ended April 30, 2009 as compared to the same period in 2008 primarily due to a $3.1 million decrease in System Solutions net revenues partially offset by a $0.6 million increase in Services net revenues. See “Results of Operations — Net Revenues.”

Net revenues decreased $0.7 million in North America for the six months ended April 30, 2009 as compared to the six months ended April 30, 2008 primarily due to a $3.9 million decrease in Services net revenues partially offset by a $3.2 million increase in Systems Solutions net revenues. See “Results of Operations — Net Revenues.”

The increase in International operating income for the six months ended April 30, 2009 compared to the six months ended April 30, 2008 was mainly due to increased gross profit percentages and decreased operating expenses.

The increase in North America operating income for the six months ended April 30, 2009 compared to the six months ended April 30, 2008 was mainly due to decreased operating expenses partially offset by decreased gross margin percentage.

The increase in the Corporate operating loss for the six months ended April 30, 2009 as compared to the six months ended April 30, 2008 was primarily due to a $175.5 million goodwill impairment charge, a $16.3 million increase in excess and obsolescence and scrap charges due to the deteriorating macroeconomic environment, a $4.1 million increase in stock-based compensation due primarily to the surrender of certain option grants and $1.0 million increase in a legal settlement charge. These increases were partially offset by the non-recurrence of $18.1 million in restatement costs related to the restatement of the 2007 interim financial results in fiscal year 2008, a $6.1 million reduction in amortization of purchased core and developed technology assets, a $3.8 million reduction in product situation warranty reserves, mostly as a result of a settlement with a customer relating to an acquired product and a $3.2 million decrease in restructuring expenses.

Liquidity and Capital Resources

	Six Months Ended April 30,
	2009	2008
Net cash provided by (used in):
Operating activities	$69,558	$13,671
Investing activities	(8,704)	(14,552)
Financing activities	(16,125)	(1,061)
Effect of exchange rate fluctuation on cash and cash equivalents	(583)	1,980

Net increase in cash and cash equivalents	$44,146	$38

Our primary liquidity and capital resource needs are to service our debt, finance working capital, and to make capital expenditures and investments. At April 30, 2009, our primary sources of liquidity were cash and cash equivalents of $201.3 million and a $25.0 million available balance on our revolving credit facility.

We believe that we have the financial resources to meet our business requirements for the next twelve months, including capital expenditures, working capital requirements, and future strategic investments, and to comply with our financial covenants.

Operating Activities

Cash flow from operating activities was $69.6 million for the six months ended April 30, 2009.

Cash provided by operations before changes in working capital amounted to $43.6 million for the six months ended April 30, 2009 and consisted of a $163.4 million net loss adjusted for $207.0 million of non-cash items such as impairment of goodwill, amortization of purchased intangible assets, stock-based compensation expense, gain on extinguishment of debt, depreciation and amortization of property, plant, and equipment, amortization and write-off of capitalized software and amortization of debt issuance costs.

Changes in working capital resulted in a $26.0 million increase in cash and cash equivalents during the six months ended April 30, 2009. The main drivers of this increase were as follows:

•

A $62.8 million decrease in inventories mainly due to usage of inventory on hand after the fiscal 2008 year-end ramp up, reduction in inventory purchases and increased charges for excess, obsolescence and scrap;

•	A $6.7 million decrease in prepaid expenses due to the timing of income tax and expense payments; and

•	A $4.4 million decrease in accounts receivable mainly due to lower overall billings in the second quarter of fiscal year 2009;

Offset by:

•

A $42.6 million decrease in accounts payable and accrued expenses and other liabilities primarily due to the decrease in inventory purchases, a reduction in general and administrative expenses and payments of accrued interest and vendor invoices; and

•	A $9.5 million decrease in deferred income tax balances.

Investing Activities

Cash used in investing activities was $8.7 million in the six months ended April 30, 2009, and primarily consisted of $6.4 million in purchases of property, plant and equipment, $1.3 million used in business acquisitions and $1.0 million used in capitalized software development costs.

Financing Activities

The $16.1 million of cash used in financing activities in the six months ended April 30, 2009 primarily consisted of $24.7 million repayment of debt and advances against banker’s acceptances. The $24.7 million repayment of debt included $19.8 million used to purchase the 1.375% Convertible Notes, $2.5 million of Term B loan repayments and $2.2 million of repayments of advances against banker’s acceptances. These payments were partially offset by $8.6 million of advances against banker’s acceptances.

Contractual Obligations

The following table summarizes our contractual obligations as of April 30, 2009 (in thousands):

	For the Years Ending October 31,
	2009 (2)	2010	2011	2012	2013	After 2013	Total
Term B Loan (including interest)(1)	$6,306	$12,425	$12,259	$12,113	$218,177	$—	$261,280
Senior convertible notes (including interest)	1,944	3,898	3,888	286,638	—	—	296,368
Capital lease obligations	59	—	—	—	—	—	59
Operating leases	5,504	9,789	7,767	6,527	5,408	7,302	42,297
Minimum purchase obligations	39,989	48	—	—	—	—	40,037

	$53,802	$26,160	$23,914	$305,278	$223,585	$7,302	$640,041

(1)	Interest in the above table has been calculated using the rate in effect at April 30, 2009.

(2)	The 2009 balances represents the obligations for the remaining 6 months of the fiscal year 2009.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K, consist of forward foreign currency agreements described under “Quantitative and Qualitative Disclosures about Market Risk.” See Item 3.

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

On an ongoing basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, inventory valuation, product returns reserves, allowance for doubtful accounts, contingencies and litigation, income taxes, and accounting for long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes in our critical accounting policies during the six months ended April 30, 2009 compared to what was previously disclosed in Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended October 31, 2008.

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

Interest Rates

We are exposed to interest rate risk related to our borrowings under the credit agreement we entered into on October 31, 2006. These borrowings generally bear interest based upon the three-month LIBOR rate. As of April 30, 2009, a 50 basis point increase in interest rates on our borrowings subject to variable interest rate fluctuations would increase our interest expense by approximately $1.1 million annually. We generally invest most of our cash in overnight and short-term instruments, which would earn more interest income if market interest rates rise and less interest income if market interest rates fall.

Foreign Currency Risk

A majority of our sales are made to customers outside the United States. A substantial portion of the net revenues we generate from such sales is denominated in currencies other than the U.S. dollar. Additionally, portions of our cost of net revenues and other operating expenses are incurred by our international operations and are denominated in local currencies. For consolidated reporting, revenue and expenses denominated in non-US currencies are translated to US dollars at average currency exchange rates for the period (“P&L Exposures”). Thus, even if foreign currency results were stable, fluctuating currency rates produce volatile reported results. We have made limited efforts to mitigate P&L Exposures by hedging with currency derivatives. As of April 30, 2009, we had one forward contract in place to hedge, in effect, the gross margin of a significant sales agreement in Brazil. The contract, designated as a Cash Flow Hedge pursuant to SFAS No. 133, had a remaining balance of $0.9.million.

We may in the future use foreign currency forward or option contracts to hedge P&L Exposures, depending upon the risks of the exposures, the costs of hedging, and other considerations. However, hedges of P&L Exposures will only mitigate a portion of the Company’s such risk and only for a short period. The Company will remain subject to the currency risk of P&L Exposures.

The balance sheets of our U.S. and international businesses have monetary assets and liabilities denominated in currencies other than the primary currency of such business (“Balance Sheet Exposures”), such as Canadian dollar receivables held by our U.S. business, or U.S. dollar payables of our Spanish business. As exchange rates fluctuate, Balance Sheet Exposures generate foreign currency transaction gains and losses, which are included in other income (expense), net in the Condensed Consolidated Statements of Operations.

We have in the past run a hedging program to mitigate the risk of Balance Sheet Exposures by entering into foreign currency forward contracts. The objective is to have gains or losses of the forward contracts largely offset the losses or gains of the Balance Sheet Exposures. Forward contracts are included in Prepaid expenses and other current assets and Other current liabilities in the Condensed Consolidated Balance Sheets. The contracts are marked-to-market on a monthly basis with gains and losses included in other income (expense), net in the Condensed Consolidated Statements of Operations. In some instances, we seek to hedge transactions that are expected to become Balance Sheet Exposures in the very short-term, generally within one month. We do not use foreign currency contracts for speculative or trading purposes.

Our outstanding forward contracts as of April 30, 2009 are presented in the table below. All forward contracts are representative of the expected payments to be made under these instruments. The fair market value of the contracts represents the difference between the spot currency rate at April 30, 2009 and the contracted rate. All of these forward contracts mature within 35 days of April 30, 2009 (in thousands):

	Currency	Local Currency Contract Amount	Currency	Contracted Amount	Fair Market Value at April 30, 2009
Contracts to buy USD
Brazilian real	BRL	(19,388)	USD	8,702	$(147)
British pound	GBP	(1,500)	USD	2,215	(1)
Canadian dollar	CAD	(4,500)	USD	3,689	(51)
Chinese yuan	CNY	(55,000)	USD	8,058	(12)
Euro	EUR	(18,950)	USD	24,741	(363)
India rupee	INR	(200,000)	USD	3,930	(70)
Mexican peso	MXN	(20,000)	USD	1,430	(21)

					$(665)
Contracts to sell USD
Australian dollar	AUD	7,800	USD	(5,485)	$163
Israeli shekel	ILS	48,888	USD	(11,482)	126
Brazilian Real	BRL	1,863	USD	(830)	22

					$311

					$(354)

As of April 30, 2009 our Balance Sheet Exposures amounted to $79.2 million and were offset by forward contracts with a notional amount of $70.6 million. Based on our net exposures as of April 30, 2009, a 10% movement of currency rate would result in a gain or loss of $1.2 million.

Hedging of our Balance Sheet Exposures may not always be effective to protect us against currency exchange rate fluctuations, particularly in the event of imprecise forecasts of non-U.S. denominated assets and liabilities. In addition, at times we have not fully hedged our Balance Sheet Exposures, leaving us at risk to foreign exchange gains and losses on the unhedged amounts. Furthermore, historically we have not hedged our P&L Exposures. Accordingly, if there were an adverse movement in exchange rates, we might suffer significant losses. For instance, for the six months ended April 30, 2009 and 2008, we recorded a $4.3 million net foreign currency gain and a $6.6 million net foreign currency loss, respectively, despite our hedging activities.

Equity Price Risk

In June 2007, we sold $316.2 million aggregate principal amount of 1.375% Senior Convertible Notes due 2012 (the “Notes”). In April 2009, we repurchased and extinguished $33.5 million par value of our outstanding Notes. As of April 30, 2009, the remaining par value of the Notes was $282.7 million. Holders may convert their Notes prior to maturity upon the occurrence of certain circumstances. Upon conversion, we would pay the holder the cash value of the applicable number of shares of VeriFone common stock, up to the principal amount of the Notes. Amounts in excess of the principal amount, if any may be paid in cash or in stock at our option.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of April 30, 2009.

Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Chief Financial Officer), our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2009, in light of the material weakness described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the material weakness described below, we have performed additional analyses and other procedures to enable management to conclude that our condensed consolidated financial statements included in this report were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Based in part on these additional efforts, our Chief Executive Officer and Chief Financial Officer have included their certifications as exhibits to this Form 10-Q.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management’s assessment identified the following material weakness in our internal control over financial reporting as of April 30, 2009.

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

As a result of the identified material weaknesses, our management concluded that, as of April 30, 2009, our internal control over financial reporting was not effective.

During the first half of the fiscal year ending October 31, 2009, management implemented numerous controls and procedures and hired additional accounting personnel with the intent to remediate two material weaknesses described below which existed at October 31, 2008. We believe that due to the controls and procedures which have been implemented as of April 30, 2009 and with the additional personnel hired, we have remediated these material weaknesses. We will be testing the operating effectiveness of these controls throughout the rest of the fiscal year to ensure such controls are operating effectively. Our independent registered public accounting firm will test design and operating effectiveness of these controls in connection with its audit of our internal control over financial reporting as of October 31, 2009. Below we have noted the material weaknesses.

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

Changes in Internal Control over Financial Reporting

Additional changes in our internal control over financial reporting during the three months ended April 30, 2009 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting are as follows:

•

We have added qualified accounting and finance personnel who have sufficient knowledge and experience in generally accepted accounting principles, cost accounting, tax, and management of financial systems. We hired a Vice President of Treasury, a Treasury Assistant, a Vice President of Accounting and Reporting, a Controller for our UK office, and significantly expanded our internal audit department during the second quarter of fiscal year 2009.

•	We have enhanced the segregation of duties between the financial planning and the accounting and control functions by realigning key personnel to ensure conflicts no longer exists.

•

We have enhanced our review process over the monthly financial results by requiring additional documentation and analysis to be provided that is then reviewed by appropriate key senior finance personnel.

•

We identified, developed and implemented approximately 60 key financial policies and procedures to enhance our internal controls as well as to standardize our financial close, review and analytics procedures.

•

We implemented an ongoing training program for our regional accounting personnel to strengthen their understanding of U.S. Generally Accepted Accounting Principles and the Company’s accounting policies and procedures as well as the revised monitoring requirements.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information with respect to this Item may be found in Note 11. “Commitments and Contingencies” of Notes to Condensed Consolidated Financial Statements in this Form 10-Q, which is incorporated into this Item 1 by reference.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

Our internal processes and controls and our disclosure controls have been inadequate; if the processes and controls we have implemented and continue to implement are inadequate, we may not be able to comply with our financial statement certification requirements under applicable SEC rules, or prevent future errors in our financial reporting.

As described under “Item 9A — Controls and Procedures” in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008, our internal processes and controls have been inadequate because we have identified material weaknesses in our internal control over financial reporting and we have determined that our disclosure controls and procedures were not effective. These weaknesses, such as weakness in control activities related to income taxes and financial statement review processes and having insufficient number of qualified finance personnel, contributed to our need to restate previously reported interim financial information for each of the first three quarters of our fiscal year ended October 31, 2007, and to the delays in the filing of our Annual Report on Form 10-K for fiscal year 2007. We also were unable to file our quarterly reports on Form 10-Q for our fiscal quarters ended January 31, 2008 and April 30, 2008 on a timely basis. We have implemented and intend to continue to implement a number of additional and enhanced processes and controls to improve our internal control over financial reporting, as described under “Item 4 – Controls and Procedures” in this Form 10-Q. However, if we are unsuccessful in adequately implementing these processes and controls, we may be unable to comply with Exchange Act Rules 13a-15 and 15d-15, which specify the processes and controls that public companies are required to have in place, and we may be unable to provide the executive certificates required by Exchange Act Rules 13a-15 and 15d-15 in our quarterly and annual reports. Even if we implement such controls, there can be no assurance that these controls will be sufficient to detect or prevent future errors in financial reporting. We have devoted additional resources to our financial control and reporting requirements, including hiring additional qualified employees in these areas. We expect to hire additional employees and may also engage additional consultants in these areas. Competition for qualified financial control and accounting professionals in the geographic areas in which we operate is keen and there can be no assurance that we will be able to hire and retain these individuals.

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

The U.S. and international economy and financial markets have experienced significant slowdown and volatility due to uncertainties related to energy prices, availability of credit, difficulties in the banking and financial services sectors, softness in the housing, retail and consumer markets, severely diminished market liquidity, geopolitical conflicts, falling consumer confidence and rising unemployment rates. This slowdown has and could further lead to reduced demand for our products if customers decide to delay or reduce deployment of electronic payment systems, which in turn would reduce our revenues and adversely affect our business, financial condition and results of operations. In particular, the slowdown and volatility in the global markets have resulted in softer demand in the financial and retail sectors and more conservative purchasing decisions by customers, including a tendency toward lower-priced products, which could negatively impact our revenues, gross margins and results of operations. In addition to a reduction in sales, our profitability may decrease during downturns because we may not be able to reduce costs at the same rate as our sales decline. Given the current unfavorable economic environment, our customers may have difficulties obtaining capital at adequate or historical levels to finance their ongoing business and operations, which could impair their ability to make timely payments to us. We are unable to predict the likely duration and severity of the current disruption in the financial markets and adverse economic conditions in the U.S. and other countries and such conditions, if they persist or worsen, will further adversely impact our business, operating results, and financial condition.

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

A significant percentage of our net revenues are attributable to a limited number of customers, including distributors and ISOs. For the first half of 2009, our ten largest customers accounted for approximately 32% of our net revenues. Although no individual customer accounted for more than 10% of net revenues in the first half of fiscal year 2009, three customers accounted for approximately 17.5% of our net revenues in that period. If any of our large customers significantly reduces or delays purchases from us or if we are required to sell products to them at reduced prices or on other terms less favorable to us, our revenues and income could be materially adversely affected.

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

We utilize a limited number of third parties to manufacture our hardware products pursuant to our specifications and rely upon these contract manufacturers to produce and deliver products to our customers on a timely basis and at an acceptable cost. Disruptions to the business or operations of these contract manufacturers, or to their ability to produce the products we require, could significantly affect our ability to fulfill customer demand on a timely basis which could materially harm our revenues and results of operations. Components such as application specific integrated circuits, or ASICs, payment processors, wireless modules, modems and printer mechanisms that are necessary to manufacture and assemble our systems are sourced either directly by us or on our behalf by our contract manufacturers from a variety of component suppliers selected by us. Certain of the components are specifically customized for use in our products and are obtained from sole source suppliers on a purchase order basis. If our suppliers are unable or unwilling to deliver the quantities that we require, we would be faced with a shortage of critical components. We also experience from time to time an increase in the lead time for delivery of some of our key components. We may not be able to find alternative sources in a timely manner if suppliers of our key components become unwilling or unable to provide us with adequate supplies of these key components when we need them or if they increase their prices. If we are unable to obtain sufficient key required components, or to develop alternative sources if and as required in the future, or to replace our component and factory tooling for our products in a timely manner if they are damaged or destroyed, we could experience delays or reductions in product shipments. This could harm our relationships with our customers and cause our revenues to decline. Even if we are able to secure alternative sources or replace our tooling in a timely manner, our costs could increase.

The government tax benefits that our Israeli subsidiary currently receives require it to meet several conditions and may be terminated or reduced in the future, which could require us to pay increased taxes or refund tax benefits received in the past.

Our principal subsidiary in Israel (formerly Lipman) has received tax benefits under Israeli law for capital investments that are designated as “Approved Enterprises.” We received such tax benefits of approximately $8.0 million in 2008 and $0.1 million in 2007. We received no such tax benefits in the first half of fiscal year 2009. To maintain our eligibility for these tax benefits, we must continue to meet conditions, including making specified investments in property, plant, and equipment, and continuing to manufacture in Israel. If we do not comply with these conditions in the future, the benefits received could be cancelled or reduced and we could be required to pay increased taxes or refund the amounts of the tax benefits Lipman received in the past, together with interest and penalties. Also, an increase in our assembly of products outside of Israel may be construed as a failure to comply with these conditions. These tax benefits may not continue in the future at the current levels or at all. The termination or reduction of these tax benefits, or our inability to qualify for new programs, could adversely affect our results of operations. Our principal subsidiary in Israel has undistributed earnings of approximately $206.0 million, the vast majority of which are attributable to Lipman’s Approved Enterprise programs. As such, these earnings were not subject to Israeli statutory corporate tax at the time they were generated. To the extent that these earnings are distributed to the United States in the future, our Israeli subsidiary would be required to pay corporate tax at the rate ordinarily applicable to such earnings (currently between 10% and 25%) along with a 15% withholding tax. As of October 31, 2008, we have accrued approximately $48.4 million for taxes associated with future distributions of Israeli earnings.

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

We currently assemble and test a number of our product lines at our manufacturing facility located in Israel. Component and limited finished product inventories are also stored at this facility. Disruption of the manufacturing process at this facility or damage to it, whether as a result of fire, natural disaster, act of war, terrorist attack, or otherwise, could materially affect our ability to deliver products on a timely basis and could materially adversely affect our results of operations. We also assemble some of our products in Brazil. To the extent products are manufactured by third parties in additional countries, we may become more dependent on third-party manufacturers to produce and deliver products sold in these markets on a timely basis and at an acceptable cost.

We have experienced rapid growth in recent years, and if we cannot adequately manage our growth, our results of operations will suffer.

We have experienced rapid growth in recent years in our operations, both internally and from acquisitions. We cannot be sure that we have made adequate allowances for the costs and risks associated with our expansion, or that our systems, procedures, and managerial controls will be adequate to support further expansion in our operations. Any delay in implementing, or transitioning to, new or enhanced systems, procedures, or controls may adversely affect our ability to manage our product inventory and record and report financial and management information on a timely and accurate basis. If we are unable to successfully manage expansion, our results of operations may be adversely affected.

A majority of our net revenues is generated outside of the United States and we intend to continue to expand our operations internationally. Our results of operations could suffer if we are unable to manage our international expansion and operations effectively.

During the fiscal year ended October 31, 2008, and the six months ended April 30, 2009, approximately 65.2% and 63.0%, respectively, of our net revenues were generated outside of the United States. We expect our percentage of net revenues generated outside of the United States to increase in the coming years. Part of our strategy is to expand our penetration in existing foreign markets and to enter new foreign markets. Our ability to penetrate some international markets may be limited due to different technical standards, protocols or product requirements. Expansion of our international business will require significant management attention and financial resources. Our international net revenues will depend on our continued success in the following areas:

•	securing commercial relationships to help establish our presence in new international markets;

•	hiring and training personnel capable of marketing, installing and integrating our solutions, supporting customers, and managing operations in foreign countries;

•	localizing our solutions to target the specific needs and preferences of foreign customers, which may differ from our traditional customer base in the markets we currently serve;

•	building our brand name and awareness of our services among foreign customers in new international markets; and

•	implementing new systems, procedures, and controls to monitor our operations in new international markets.

In addition, we are subject to risks associated with operating in foreign countries, including:

•	multiple, changing, and often inconsistent enforcement of laws and regulations;

•	satisfying local regulatory or industry imposed security or other certification requirements;

•	competition from existing market participants that may have a longer history in and greater familiarity with the international markets we enter;

•	tariffs and trade barriers;

•	laws and business practices that may favor local competitors;

•	fluctuations in currency exchange rates;

•	extended payment terms and the ability to collect accounts receivable;

•	economic and political instability in certain foreign countries;

•	imposition of limitations on conversion of foreign currencies into U.S. dollars or remittance of dividends and other payments by foreign subsidiaries;

•	changes in a specific country’s or region’s political or economic conditions; and

•	greater difficulty in safeguarding intellectual property in areas such as China, Russia, and Latin America.

Many of these factors typically become more prevalent during periods of economic stress; therefore, current global economic differences may exacerbate certain of these risks. In addition, compliance with foreign and U.S. laws and regulations that are applicable to our international operations is complex and may increase our cost of doing business in international jurisdictions and our international operations could expose us to fines and penalties if we fail to comply with these regulations. These laws and regulations include import and export requirements, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials. Although we have implemented policies and procedures designed to ensure compliance with these laws, there can be no assurance that our employees, contractors, and agents will not take actions in violation of our policies, particularly as we expand our operations through organic growth and acquisitions. For example, two of the Company’s Brazilian subsidiaries that were acquired as a part of the Lipman acquisition have been notified of assessments regarding Brazilian customs penalties that relate to alleged infractions in the importation of goods. See “Part II Item 1 — Legal Proceedings” of this Quarterly Report on Form 10-Q. Any such violations could subject us to civil or criminal penalties, including the imposition of substantial fines and interest or prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our reputation, our brand, our international expansion efforts, our business, and negatively impact our operating results. In addition, if we fail to address the challenges and risks associated with international expansion and acquisition strategy, we may encounter difficulties implementing our strategy, which could impede our growth or harm our operating results.

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

As a result of our acquisitions, particularly that of Lipman, we have significant goodwill and intangible assets on our balance sheet. We test goodwill and intangible assets for impairment on a periodic basis as required, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The events or changes that could require us to test our goodwill and intangible assets for impairment include a reduction in our stock price and market capitalization and changes in our estimated future cash flows, as well as changes in rates of growth in our industry or in any of our reporting units. In the fourth quarter of 2008, we recorded an impairment charge of $289.1 million for goodwill and developed technology intangible assets due to lower revenue expectations in light of current operating performance and future operating expectations. During the six months ended April 30, 2009, we recorded an additional impairment charge of $175.5 million for goodwill.

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

Protection against fraud is of key importance to the purchasers and end users of our solutions. We incorporate security features, such as encryption software and secure hardware, into our solutions to protect against fraud in electronic payment transactions and to ensure the privacy and integrity of consumer data. Our solutions may be vulnerable to breaches in security due to defects in the security mechanisms, the operating system and applications, or the hardware platform. Security vulnerabilities could jeopardize the security of information transmitted or stored using our solutions. We also provide our customers with repair, encryption key loading and helpdesk services, and have in the past and may in the future also experience security breaches or fraudulent activities related to unauthorized access to sensitive customer information. Furthermore, we also offer software solutions such as server-based gateway services which route transactions from our payment terminals to financial institutions, which expose us to similar security risks and liabilities. In general, liability associated with security breaches of a certified electronic payment system belongs to the institution that acquires the financial transaction. However, if the security of our solutions is compromised, our reputation and marketplace acceptance of our solutions will be adversely affected, which would cause our business to suffer, and we may become subject to damages claims.

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

The accumulation of excess or obsolete inventory has in the past resulted in and may in future periods result in price reductions and inventory write-downs, which could adversely affect our business and financial condition. We incurred an obsolescence cost of $21.3 million and $11.8 million for obsolete inventory, scrap, and purchase commitments for excess components at contract manufacturers for the first half of fiscal year 2009 and the fiscal year ended October 31, 2008, respectively.

If we do not accurately forecast customer demand and effectively manage our product mix and inventory levels, we may lose sales from having too few or the wrong mix of products or incur costs associated with excess inventory.

If we improperly forecast demand for our products we could end up with too many products and be unable to sell the excess inventory in a timely manner, if at all, or, alternatively we could end up with too few products and not be able to satisfy demand. This problem is exacerbated because we attempt to closely match inventory levels with product demand leaving limited margin for error, and we generally receive a significant volume of customer orders towards the end of each fiscal quarter which leave us little room to adjust inventory mix to match demand. Also, during the transition from an existing product to a new replacement product, we must accurately predict the demand for the existing and the new product. Our inability to properly manage our inventory levels could cause us to incur increased expenses associated with writing off excessive or obsolete inventory or lose sales or have to ship products by air freight to meet immediate demand incurring incremental freight costs above sea freight costs, a preferred method, and suffering a corresponding decline in gross margins. If we do not accurately predict demand, we could also incur increased expenses associated with binding commitments to certain third party contract manufacturers which would negatively impact our gross margins and operating results. See Note 11. “Commitment and Contingencies” of Notes to our Condensed Consolidated Financial Statements in this Form 10-Q. During times of economic uncertainty, such as that of the current global economic environment, it becomes more difficult to accurately forecast demand and manage our inventory levels. Deteriorating market conditions has in the past and can in future periods cause us to incur additional costs associated with excess and obsolete inventory, scrap and excess inventory held by our contract manufacturers. For example, we incurred approximately $6.2 million of such costs for the three months ended April 30, 2009.

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

We have received, and have currently pending, third-party claims and may receive additional notices of such claims of infringement in the future. Infringement claims may cause us to incur significant costs in defending those claims or to settle claims to avoid costly or protracted litigation even if we deem those claims to be without merit. For example, in September 2007, SPA Syspatronic AG commenced an infringement action against us and others and in March 2008, Cardsoft, Inc. and Cardsoft (Assignment for the Benefit of Creditors), LLC commenced an infringement action against us and others. Infringement claims are expensive and time consuming to defend, regardless of the merits or ultimate outcome. Similar claims may result in additional protracted and costly litigation. There can be no assurance that we will continue to prevail in any such actions or that any license required under any such patent or other intellectual property would be made available on commercially acceptable terms, if at all. See Note 11. “Commitments and Contingencies” in the Notes to the Condensed Consolidated Financial Statements.

We face litigation and tax assessment risks that could force us to incur substantial defense costs and could result in damages awards against us that would negatively impact our business.

As described in Note 11. “Commitments and Contingencies” in the Notes to the Condensed Consolidated Financial Statements, there are a number of pending litigation and tax assessment matters each of which may be time-consuming to resolve, expensive to defend, and disruptive to normal business operations. The outcome of litigation and tax assessments are inherently difficult to predict. An unfavorable resolution of any specific lawsuit or tax assessment could have a material adverse effect on our business, results of operations and financial condition.

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

In fiscal year 2008 and in the first six months of fiscal year 2009, we implemented work force reduction plans reducing the number of employees and contractors. These reductions have also required that we reassign certain employee duties. Workforce reductions and job reassignments could negatively affect employee morale, and make it difficult to motivate and retain our remaining employees and contractors, which would affect our ability to deliver our products in a timely fashion and otherwise negatively affect our business.

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

Our worldwide operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, health epidemics and other natural or manmade disasters or business interruptions. The occurrence of any of these business disruptions could seriously harm our revenue and financial condition and increase our costs and expenses. Our corporate headquarters, and a portion of our research and development activities, are located in California, and other critical business operations and some of our suppliers are located in California and Asia, near major earthquake faults. If our manufacturers’ or warehousing facilities are disrupted or destroyed, we would be unable to distribute our products on a timely basis, which could harm our business. Moreover, if our computer information systems or communication systems, or those of our vendors or customers, are subject to hacker attacks or other disruptions, our business could suffer. We have not established a comprehensive disaster recovery plan. Our back-up operations may be inadequate and our business interruption insurance may not be enough to compensate us for any losses that may occur. A significant business interruption could result in losses or damages and harm our business. For example, much of our order fulfillment process is automated and the order information is stored on our servers. If our computer systems and servers go down even for a short period at the end of a fiscal quarter, our ability to recognize revenue would be delayed until we were again able to process and ship our orders, which could harm our revenues for that quarter and cause our stock price to decline significantly.

While we believe we comply with environmental laws and regulations, we are still exposed to potential risks associated with environmental laws and regulations.

We are subject to other legal and regulatory requirements, including a European Union directive that places restrictions on the use of hazardous substances (RoHS) in electronic equipment, a European Union directive on Waste Electrical and Electronic Equipment (WEEE), and the environmental regulations promulgated by China’s

Ministry of Information Industry (China RoHS). RoHS sets a framework for producers’ obligations in relation to manufacturing (including the amounts of named hazardous substances contained in products sold) and WEEE sets a framework for treatment, labeling, recovery, and recycling of electronic products in the European Union which may require us to alter the manufacturing of the physical devices that include our solutions and/or require active steps to promote recycling of materials and components. In addition, similar legislation could be enacted in other jurisdictions, including in the United States. If we do not comply with the RoHS directives, WEEE directives and China RoHS, we may suffer a loss of revenue, be unable to sell in certain markets or countries, be subject to penalties and enforced fees, and/or suffer a competitive disadvantage. Furthermore, the costs to comply with RoHS, WEEE and China RoHS, or with current and future environmental and worker health and safety laws may have a material adverse effect on our business, results of operations and financial condition.

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

We expect to continue to experience significant and increasing levels of competition in the future. We compete with suppliers of cash registers that provide built-in electronic payment capabilities and producers of software that facilitates electronic payment over the internet, as well as other manufacturers or distributors of electronic payment systems. We must also compete with smaller companies that have been able to develop strong local or regional customer bases. In certain foreign countries, some competitors are more established, benefit from greater name recognition and have greater resources within those countries than we do.

We must adhere to industry and government regulations and standards and therefore sales will suffer if we cannot comply with them.

Our system solutions must meet industry standards imposed by EMVCo LLC, a payment systems standards setting organization, Visa, MasterCard, and other credit card associations and standard setting organizations. New standards are continually being adopted or proposed as a result of worldwide anti-fraud initiatives, the increasing need for system compatibility and technology developments such as wireless and wireline IP communication. Our solutions also must comply with government regulations, including those imposed by telecommunications authorities and independent standards groups worldwide regarding emissions, radiation, and connections with telecommunications and radio networks. We cannot be sure that we will be able to design our solutions to comply with future standards or regulations on a timely basis, if at all. Compliance with these standards could increase the cost of developing or producing our solutions. New products designed to meet any new standards need to be introduced to the market and ordinarily need to be certified by the credit card associations and our customers before being purchased. The certification process is costly and time consuming and increases the amount of time it takes to sell our products. Our business and financial condition could be adversely affected if we cannot comply with new or existing industry standards, or obtain or retain necessary regulatory approval or certifications in a timely fashion, or if compliance results in increasing the cost of our products. Selling products that are non-compliant may result in fines against us or our customers, which we may be liable to pay.

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

On October 31, 2006, our principal subsidiary, VeriFone, Inc., entered into a secured credit agreement consisting of a Term B Loan facility of $500.0 million and a revolving credit facility permitting borrowings of up to $40.0 million (the “Credit Facility”). The proceeds from the Term B loan were used to repay all outstanding amounts relating to an existing senior secured credit agreement, pay certain transaction costs, and partially fund the cash consideration in connection with the acquisition of Lipman on November 1, 2006. Through April 30, 2009, we had repaid an aggregate of $271.3 million, leaving a Term B Loan balance of $228.7 million at April 30, 2009.

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

If we are unable to comply with the covenants in our Credit Facility, we will be in default, which could result in the acceleration of our outstanding indebtedness. In addition, if our leverage exceeds a certain level set out in our Credit Facility, a portion of our excess cash flows must be used to pay down our outstanding debt. If acceleration occurs, we may not be able to repay our debt and we may not be able to borrow sufficient additional funds to refinance our debt. The U.S. credit markets are currently experiencing a significant contraction as a result of which we may not be able to obtain additional financing on acceptable terms, or at all. If we were to default in performance under the Credit Facility we may pursue an amendment or waiver of the Credit Facility with our existing lenders, but there can be no assurance that the lenders would grant such an amendment or waiver and, in light of current credit market conditions, any such amendment or waiver requested is likely to be on terms, including additional fees, as well as increased interest rates and other more stringent terms and conditions that would be materially disadvantageous to us. For example, as a result of the delay in our financial reports for the 2007 fiscal year and the first two fiscal quarters of 2008, we were required to obtain amendments to our Credit Facility that resulted in an increase in the interest rate payable on our term loan and revolving commitments, as well as increases in the commitment fee for unused revolving commitments and letter of credit fees. We also paid the consenting lenders amendment fees in connection with the amendments. We expect that in light of current market conditions any lender’s fees or other terms and conditions for a covenant waiver or amendment would be substantially more costly to us today than the cost we incurred for credit agreement amendments in 2008.

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

Our stock price has fluctuated substantially since our initial public offering and more recently since the announcement of our anticipated restatement in December 2007 and during the recent turmoil in the worldwide financial markets. In addition to fluctuations related to Company-specific factors, broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuations in our stock price may include, among other things:

•	actual or anticipated variations in quarterly operating results;

•	changes in financial estimates by us or by any securities analysts who might cover our stock, or our failure to meet the estimates made by securities analysts;

•	changes in the market valuations of other companies operating in our industry;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

•	additions or departures of key personnel; and

•	sales or purchases of our common stock, including sales or purchases of our common stock by our directors and officers or by our principal stockholders.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following documents are filed as Exhibits to this report:

Exhibit Number	Description
10.1(1)+	Amended and Restated Employment Agreement, dated April 8, 2009, among VeriFone Holdings, Inc., VeriFone, Inc. and Douglas G. Bergeron.

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed April 9, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIFONE HOLDINGS, INC

By:	/s/ DOUGLAS G. BERGERON
Douglas G. Bergeron
Chief Executive Officer

By:	/s/ ROBERT DYKES
Robert Dykes
Senior Vice President and Chief Financial Officer

Date: June 4, 2009

EXHIBIT INDEX

Exhibit Number	Description
10.1(1)+	Amended and Restated Employment Agreement, dated April 8, 2009, among VeriFone Holdings, Inc., VeriFone, Inc. and Douglas G. Bergeron.

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed April 9, 2009.