Form 10-Q
period 2009-07-31
VeriFone Holdings, Inc.
filed 2009-09-04
CIK 1312073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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

At August 31, 2009, the number of shares outstanding of the registrant’s common stock, $0.01 par value was 84,483,083.

VERIFONE HOLDINGS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
	(Unaudited)
	(In thousands, except per share data)
Net revenues:
System Solutions	$182,198	$228,766	$541,619	$588,078
Services	29,050	29,932	85,266	89,142

Total net revenues	211,248	258,698	626,885	677,220
Cost of net revenues:
System Solutions	123,032	151,698	372,984	403,208
Services	16,220	18,577	47,681	54,873

Total cost of net revenues	139,252	170,275	420,665	458,081

Gross profit	71,996	88,423	206,220	219,139
Operating expenses:
Research and development	15,554	17,558	48,450	57,179
Sales and marketing	17,079	23,540	53,701	70,945
General and administrative	8,506	35,863	57,471	93,183
Amortization of purchased intangible assets	4,835	6,183	15,533	18,855
Impairment of goodwill	—	—	175,512	—

Total operating expenses	45,974	83,144	350,667	240,162

Operating income (loss)	26,022	5,279	(144,447)	(21,023)
Interest expense	988	(6,447)	(8,658)	(21,877)
Interest income	259	1,194	1,275	4,677
Other income (expense), net	(4,686)	194	13,309	(6,240)

Income (loss) before income taxes	22,583	220	(138,521)	(44,463)
Provision for income taxes	673	7,419	3,002	14,221

Net income (loss)	$21,910	$(7,199)	$(141,523)	$(58,684)

Net income (loss) per share:
Basic	$0.26	$(0.09)	$(1.68)	$(0.70)

Diluted	$0.26	$(0.09)	$(1.68)	$(0.70)

Weighted average shares used in computing net income (loss) per share:
Basic	84,475	84,194	84,461	84,181

Diluted	84,565	84,194	84,461	84,181

The accompanying Notes to Condensed Consolidated Financial Statements

are an integral part of these financial statements.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2009	October 31, 2008
	(Unaudited)	(1)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$254,812	$157,160
Accounts receivable, net of allowance of $4,667 and $5,033	176,069	170,234
Inventories	98,480	168,360
Deferred tax assets	11,470	9,465
Prepaid expenses and other current assets	45,115	57,631

Total current assets	585,946	562,850
Property, plant and equipment, net	50,925	52,309
Purchased intangible assets, net	62,721	92,637
Goodwill	150,701	321,903
Deferred tax assets	1,010	1,276
Debt issuance costs, net	9,090	11,704
Other assets	31,613	37,073

Total assets	$892,006	$1,079,752

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74,813	$81,188
Income taxes payable	3,062	2,185
Accrued compensation	18,515	19,477
Accrued warranty	9,415	8,527
Deferred revenue, net	48,506	47,687
Deferred tax liabilities	2,269	1,805
Accrued expenses	9,005	9,475
Other current liabilities	61,064	91,168
Short-term debt	5,700	5,022

Total current liabilities	232,349	266,534
Accrued warranty	1,920	1,490
Deferred revenue, net	15,431	13,292
Long-term debt	505,446	543,357
Deferred tax liabilities	70,234	68,928
Other long-term liabilities	44,311	41,939

Total liabilities	869,691	935,540

Minority interest	2,302	2,058
Stockholders’ equity:
Preferred stock: $0.01 par value; 10,000 shares authorized at July 31, 2009 and October 31, 2008; zero shares issued and outstanding as of July 31, 2009 and October 31, 2008	—	—
Common stock: $0.01 par value; 200,000 shares authorized at July 31, 2009 and October 31, 2008; 84,482 and 84,443 shares issued and outstanding as of July 31, 2009 and October 31, 2008	845	845
Additional paid-in capital	673,957	655,974
Accumulated deficit	(645,696)	(504,173)
Accumulated other comprehensive loss	(9,093)	(10,492)

Total stockholders’ equity	20,013	142,154

Total liabilities and stockholders’ equity	$892,006	$1,079,752

(1)	Amounts as of October 31, 2008 were derived from the October 31, 2008 audited Consolidated Balance Sheets.

The accompanying Notes to Condensed Consolidated Financial Statements

are an integral part of these financial statements.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended July 31,
	2009	2008
	(Unaudited)
	(In thousands)
Cash flows from operating activities
Net loss	$(141,523)	$(58,684)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment of goodwill	175,512	—
Amortization of purchased intangible assets	31,026	43,155
Stock-based compensation	17,956	13,159
Depreciation and amortization of property, plant, and equipment	10,224	9,894
Amortization of capitalized software development costs	2,566	1,142
Amortization of debt issuance costs	2,062	1,994
Write-off of capitalized software	611	2,700
Loss on disposal of property, plant, and equipment	707	375
Gain on reversal of Lipman pre-acquisition contingency	(14,870)	—
Gain on extinguishment of debt	(13,103)	—
Deferred income taxes	384	9,074
Other	246	15

Net cash provided by operating activities before changes in working capital	71,798	22,824
Changes in operating assets and liabilities:
Accounts receivable, net	(5,678)	18,306
Inventories	69,985	(54,875)
Prepaid expenses and other current assets	12,588	(7,114)
Other assets	3,305	(15,361)
Accounts payable	(6,375)	386
Income taxes payable	877	15,583
Tax benefit from stock-based compensation	(14)	(939)
Accrued compensation	(1,004)	742
Accrued warranty	1,318	(3,110)
Deferred revenue, net	2,957	8,847
Accrued expenses and other liabilities	(22,407)	12,191

Net cash provided by (used in) operating activities	127,350	(2,520)
Cash flows from investing activities
Purchases of property, plant, and equipment	(7,712)	(14,368)
Software development costs capitalized	(1,719)	(3,170)
Acquisition of businesses, net of cash and cash equivalents acquired	(1,330)	(15,366)
Other	96	—

Net cash used in investing activities	(10,665)	(32,904)
Cash flows from financing activities
Proceeds from advances against banker’s acceptances	8,638	—
Proceeds from debt	—	286
Repayment of debt and advances against banker’s acceptances	(32,400)	(3,750)
Payment of debt amendment fees	—	(1,751)
Proceeds from exercises of stock options	70	1,692
Tax benefit of stock-based compensation	14	939
Other	(81)	(63)

Net cash used in financing activities	(23,759)	(2,647)
Effect of foreign currency exchange rate changes on cash and cash equivalents	4,726	5,084

Net increase (decrease) in cash and cash equivalents	97,652	(32,987)
Cash and cash equivalents, beginning of period	157,160	215,001

Cash and cash equivalents, end of period	$254,812	$182,014

Supplemental disclosures of cash flow information
Cash paid for interest	$13,974	$15,626

Cash paid (received) for income taxes	$294	$(1,002)

Schedule of non cash transactions
Acquisition of property, plant and equipment under capital lease	$202	$—

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

Unaudited Interim Financial Statements

The accompanying condensed consolidated financial statements as of July 31, 2009 and for the three and nine months ended July 31, 2009 and 2008 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”), for reports on Form 10-Q and, therefore, do not include all information and notes normally provided in audited financial statements prepared under GAAP. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments of a normal and recurring nature necessary for the fair presentation of the Company’s financial position as of July 31, 2009, its results of operations for the three and nine months ended July 31, 2009 and 2008 and cash flows for the nine months ended July 31, 2009 and 2008. The Condensed Consolidated Balance Sheet at October 31, 2008 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008 filed with the SEC.

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

Subsequent Events

The Company has evaluated subsequent events, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events,” through the date that the condensed consolidated financial statements were issued on September 4, 2009.

Reclassifications

Certain amounts reported in previous periods have been reclassified to conform to the current period presentation. The reclassifications did not affect previously reported revenues, total operating expense, operating income, net income, or stockholders’ equity.

Summary of Significant Accounting Policies

Other than the following items, there have been no changes in the Company’s significant accounting policies during the nine months ended July 31, 2009 as compared to the significant accounting policies described in the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008.

Effective November 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, for all financial assets and liabilities recognized or disclosed at fair value in the financial statements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other pronouncements that require or permit fair value measurements; it does not require any new fair value measurements. In accordance with FSP No. 157-2, Effective Date of FASB Statement No. 157, the Company has delayed the implementation of SFAS No. 157 provisions on the fair value of goodwill, other intangible assets and non-financial long-lived assets until the beginning of fiscal year 2010. The adoption of FAS No. 157 did not have any material impact on the Company’s condensed consolidated financial statements. See Note 5. “Fair Value Measurements” for additional information relating to the adoption of SFAS No. 157.

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

Effective February 1, 2009, the Company adopted the disclosure requirements of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. See Note 6. “Derivative Financial Instruments” for additional information relating to the adoption of SFAS No. 161.

Effective May 1, 2009, the Company adopted the disclosure requirements of the Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The adoption of this standard did not have a material impact on Company’s condensed consolidated financial statements. See Note 5. “Fair Value Measurements” for additional information relating to the adoption of FSP SFAS No. 107-1 and APB No. 28-1.

Effective May 1, 2009, the Company adopted SFAS No. 165, Subsequent Events. SFAS No. 165 establishes the principles and requirements for evaluating and reporting subsequent events, including the period subject to evaluation for subsequent events, the circumstances requiring recognition of subsequent events in the financial statements, and the required disclosures.

Concentrations of Credit Risk

As of July 31, 2009, one customer accounted for 13.9% of the Company’s accounts receivable. As of October 31, 2008, no customer accounted for more than 10% of the Company’s accounts receivable. No customer accounted for more than 10% of the Company’s total net revenues during the three month and nine month periods ended July 31, 2009 and 2008.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46R. SFAS No. 167 amends FASB Interpretation No. (FIN) 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R) to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This statement is effective for fiscal years beginning after Nov. 15, 2009. Accordingly, the Company will adopt SFAS No. 167 at the beginning of fiscal year 2011. The Company is currently evaluating and has not yet determined the impact, if any, its adoption will have on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets. SFAS No. 166 removes the concept of a qualifying special-purpose entity from SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 140) and removes the exception from applying FIN 46R. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after Nov. 15, 2009. Accordingly, the Company will adopt SFAS No. 166 at the beginning of fiscal year 2011. The Company is currently evaluating and has not yet determined the impact, if any, its adoption will have on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends and clarifies the initial recognition and measurement, subsequent measurement and accounting, and related disclosures of assets and liabilities arising from contingencies in a business combination under Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), Business Combinations (SFAS 141R). This FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating and has not yet determined the impact, if any, its adoption will have on the Company’s condensed consolidated financial statements.

Other than these accounting pronouncements, there have been no significant changes in accounting pronouncements during the nine months ended July 31, 2009 as compared to the recent accounting pronouncements described in the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008.

Note 2. Goodwill and Purchased Intangible Assets

The Company performed its annual impairment test of goodwill as of August 1, 2008 in accordance with SFAS No. 142 which did not result in an impairment of goodwill. However, in light of the Company’s operating results in the fourth quarter of fiscal year 2008, the Company reduced its projected future cash flows significantly, which resulted in an indicator of possible impairment of goodwill and long-lived assets as defined under SFAS No. 142 and SFAS No. 144, requiring the Company to perform an impairment test as of October 15, 2008. Following the impairment test, the Company recorded impairment charges of $262.5 million for goodwill for its EMEA reporting unit and $26.6 million for developed and core technology intangible assets in the fourth quarter of fiscal year 2008.

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

As a result of the goodwill impairment test, the Company concluded that the carrying amount of the North America and Asia reporting units exceeded their implied fair values and recorded an estimated impairment charge of $178.2 million in the Corporate segment during the first quarter of fiscal year 2009. The Company finalized the goodwill evaluation process and recorded a $2.7 million reduction of impairment charge during the second quarter of fiscal year 2009. The final impairment charge for the North America and Asia reporting units was $175.5 million. The net carrying value of goodwill in North America and International segments was reduced by $65.6 million and $109.9 million, respectively, as a result of the impairment charges. See Note 14. “Segment and Geographic Information” for additional information on segment information.

The long-lived assets impairment tests did not result in additional impairment charges.

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	Nine Months Ended July 31, 2009	Year Ended October 31, 2008
Balance at beginning of period	$321,903	$611,977
Additions related to acquisitions	—	4,564
Resolution of tax contingencies and adjustments to tax reserves and valuation allowance established in purchase accounting and tax benefits for exercise of vested stock options assumed	(802)	139
Goodwill impairment	(175,512)	(262,462)
Currency translation adjustments	5,112	(32,315)

Balance at end of period	$150,701	$321,903

Purchased Intangible Assets

Purchased intangible assets subject to amortization consisted of the following (in thousands):

	July 31, 2009			October 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed and core technology	$159,654	$(125,584)	$34,070	$158,432	$(109,991)	$48,441
Trade name	24,917	(22,517)	2,400	24,917	(22,315)	2,602
Internal use software	5,143	(2,522)	2,621	5,155	(1,629)	3,526
Customer relationships	94,538	(70,908)	23,630	94,003	(55,935)	38,068

	$284,252	$(221,531)	$62,721	$282,507	$(189,870)	$92,637

Amortization of purchased intangible assets for the three and nine months ended July 31, 2009 and 2008 was allocated as follows (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
Included in cost of net revenues	$5,184	$8,001	$15,493	$24,300
Included in operating expenses	4,835	6,183	15,533	18,855

	$10,019	$14,184	$31,026	$43,155

Estimated future amortization expense of intangible assets recorded as of July 31, 2009 is as follows (in thousands):

Fiscal Years Ending October 31:	Cost of Net Revenues	Operating Expenses	Total
2009 (remaining 3 months)	$4,919	$4,863	$9,782
2010	16,027	12,391	28,418
2011	10,824	3,883	14,707
2012	1,127	1,211	2,338
2013	337	731	1,068
Thereafter	836	5,572	6,408

	$34,070	$28,651	$62,721

Note 3. Balance Sheet Details

Inventories

Inventories consisted of the following (in thousands):

	July 31, 2009	October 31, 2008
Raw materials	$28,738	$56,295
Work-in-process	6,456	6,416
Finished goods	63,286	105,649

	$98,480	$168,360

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	July 31, 2009	October 31, 2008
Prepaid taxes	$26,327	$31,554
Prepaid expenses	10,923	13,489
Other receivables	636	5,267
Other current assets	7,229	7,321

	$45,115	$57,631

Restricted Cash

The Company had $1.9 million of restricted cash as of July 31, 2009 and October 31, 2008. The restricted cash balances were comprised mainly of pledged deposits for bank guarantees to customers. As of July 31, 2009, $1.5 million of the restricted cash was included in Other Assets and the remaining $0.4 million was included in

Prepaid Expenses and Other Current Assets in the Condensed Consolidated Balance Sheets. As of October 31, 2008, the entire $1.9 million of the restricted cash was included in Other Assets in the Condensed Consolidated Balance Sheets.

Accrued Warranty

Activity related to accrued warranty consisted of the following (in thousands):

	Nine Months Ended July 31, 2009	Year Ended October 31, 2008
Balance at beginning of period	$10,017	$11,667
Warranty charged to cost of net revenues (1)	7,121	7,289
Utilization of warranty	(5,772)	(10,877)
Change in estimates	(31)	1,889
Warranty liabilities assumed in acquisitions	—	49

Balance at end of period	11,335	10,017
Less current portion	(9,415)	(8,527)

Long-term portion	$1,920	$1,490

(1)	In July 2009, the Company recorded a $3.2 million charge related to a product specific warranty reserve. It is reasonably possible that this amount may increase or decrease materially within the next twelve months due to changes in facts and circumstances.

Deferred Revenue, net

Deferred revenue, net consisted of the following (in thousands):

	July 31, 2009	October 31, 2008
Deferred revenue	$76,955	$73,263
Deferred cost of revenue	(13,018)	(12,284)

	63,937	60,979
Less current portion	(48,506)	(47,687)

Long-term portion	$15,431	$13,292

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	July 31, 2009	October 31, 2008
Other tax liabilities (1)	$33,199	$35,542
Accrued interest	507	4,448
Accounts payable related accruals	16,146	23,217
Accrued legal and audit fees	2,841	10,885
Other	8,371	17,076

Total other current liabilities	$61,064	$91,168

(1)

Two of the Company’s Brazilian subsidiaries that were acquired as part of the acquisition of Lipman Electronic Engineering, Ltd. (“Lipman”) have been notified of assessments regarding Brazilian customs penalties that relate to alleged infractions in the importation of goods. The Company has accrued $8.5 million (16.1 million Brazilian reais) and $17.7 million (37.1 million Brazilian reais) as of July 31, 2009 and October 31, 2008, respectively, related to these assessments. In the third quarter of fiscal year 2009, the Company reduced this accrual by $14.9 million (28.2 million Brazilian reais) as a result of the dismissal of one of the assessments. Of this amount, $9.8 million was reversed against general and administrative expenses and $5.1 million was reversed against interest expense. This reduction was partially offset by the accrual for legal fees related to a contingency legal representation agreement entered into between the Company’s Brazilian subsidiary (prior to the Lipman acquisition) and Brazilian counsel pursuant to which the Company’s Brazilian subsidiary has agreed to pay to Brazilian counsel legal fees in the amount of $2.6 million (5.0 million Brazilian reais) for achieving the successful dismissal of the assessment. The accrued legal fees was included in general and administrative expenses in the third quarter of fiscal year 2009. See Note 11. “Commitments and Contingencies” for additional information related to these tax assessments.

Note 4. Financings

The Company’s financings as of July 31, 2009 and October 31, 2008 consisted of the following (in thousands):

	July 31, 2009	October 31, 2008
Term B Loan	$227,500	$231,250
Senior convertible notes	282,750	316,250
Other	896	879

Total	511,146	548,379
Less current portion	(5,700)	(5,022)

Long-term portion	$505,446	$543,357

The Company’s interest expense was negative $1.0 million for the three months ended July 31, 2009 due to the $5.1 million reversal of accrued interest related to the Lipman pre-acquisition contingency accrual for the Brazilian importation tax assessment that was dismissed in the third quarter of fiscal year 2009.

Secured Credit Facility

On October 31, 2006, the Company’s principal subsidiary, VeriFone Inc., entered into a credit agreement (the “Credit Facility”) consisting of a Term B Loan facility of $500.0 million and a revolving loan permitting borrowings of up to $40.0 million. The proceeds from the Term B loan were used to repay all outstanding amounts relating to a previous credit facility, pay certain transaction costs, and partially fund the cash consideration in connection with the acquisition of Lipman on November 1, 2006. Through July 31, 2009, the Company had repaid an aggregate of $272.5 million, leaving a Term B Loan balance of $227.5 million at July 31, 2009. At July 31, 2009, there was no outstanding balance on the revolving loan. The Credit Facility is guaranteed by the Company and certain of its subsidiaries and is secured by collateral including substantially all of the Company’s assets and stock of the Company’s subsidiaries.

Lehman Commercial Paper, Inc. (“Lehman CP”), a lender in the revolving loan, declared bankruptcy in October 2008. Under the terms of the Credit Facility, the Company declared Lehman CP a defaulting lender and removed Lehman CP as a lender in the revolving loan. Therefore, as of July 31, 2009 and October 31, 2008, $25.0 million was available to the Company under the revolving loan. The Company does not expect to obtain a replacement lender for Lehman CP under the revolving loan.

The Company pays a commitment fee on the unused portion of the revolving loan credit facility at a rate that varies depending upon its consolidated total leverage ratio. The Company was paying a commitment fee at a rate of 0.425% per annum as of July 31, 2009 and October 31, 2008.

The maturity dates on the components of the Credit Facility are October 31, 2012 for the revolving loan and October 31, 2013 for the Term B Loan. Principal payments on the Term B Loan are due in equal quarterly installments of $1.3 million over the seven-year term on the last business day of each calendar quarter with the balance due on maturity.

At the Company’s option, the Term B loan and the revolving loan can be “Base Rate” or “Eurodollar Rate” loans. Base Rate loans bear interest at a per annum rate equal to a margin over the greater of the Federal Funds rate plus 0.50% or the JP Morgan prime rate. For the Base Rate Term B loan, the margin was 1.75% as of July 31, 2009 and October 31, 2008. For the Base Rate revolving loan, the margin varies depending upon the Company’s consolidated leverage ratio and was 1.00% as of July 31, 2009 and October 31, 2008.

At the Company’s option, Eurodollar Rate loans bear interest at a margin over the one-, two-, three- or six-month LIBOR rate. The margin for the Eurodollar Rate Term B loan was 2.75% as of July 31, 2009 and October 31, 2008. The margin for the Eurodollar Rate revolving loan varies depending upon the Company’s consolidated leverage ratio and was 2.00% as of July 31, 2009 and October 31, 2008.

As of July 31, 2009, the Term B loan bore interest at 2.75% over the one-month LIBOR rate of 0.31% for a total of 3.06%. As of October 31, 2008, the Term B loan bore interest at 2.75% over the one-month LIBOR rate of 3.12% for a total of 5.87%. As of July 31, 2009 and October 31, 2008, no amounts were outstanding under the revolving loan.

The terms of the Credit Facility require the Company to comply with financial covenants, including maintaining leverage and fixed charge coverage ratios at the end of each fiscal quarter. As of July 31, 2009, the Company was required to maintain a total leverage ratio of not greater than 3.5 to 1.0 and a fixed charge coverage ratio of at least 2.0 to 1.0. Total leverage ratio is equal to total debt less cash as of the end of a reporting fiscal quarter divided by consolidated EBITDA, as adjusted, for the most recent four consecutive fiscal quarters. Fixed charge coverage ratio is, all for the most recent four consecutive fiscal quarters, the ratio of (a) consolidated EBITDA, as adjusted, less capital expenditures, as adjusted, and cash tax payments, over (b) the sum of cash interest expense and scheduled debt payments. Some of the financial covenants become more restrictive over the term of the Credit Facility. Noncompliance with any of the financial covenants without cure or waiver would constitute an event of default under the Credit Facility. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of repayment of the principal and interest outstanding and a termination of the loan. The Credit Facility also contains non-financial covenants that restrict some of the Company’s activities, including its ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures, and engage in specified transactions with affiliates. The terms of the Credit Facility permit prepayments of principal and require prepayments of principal upon the occurrence of certain events including among others, the receipt of proceeds from the sale of assets, the receipt of excess cash flow as defined, and the receipt of proceeds of certain debt issues. The Credit Facility also contains customary events of default, including defaults based on events of bankruptcy and insolvency; nonpayment of principal, interest, or fees when due, subject to specified grace periods; breach of specified covenants; change in control; and material inaccuracy of representations and warranties. In addition, if the Company’s leverage exceeds a certain level set out in its Credit Facility, a portion of the Company’s excess cash flows must be used to pay down its outstanding debt. The Company was in compliance with its financial and non-financial covenants as of July 31, 2009.

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

In April 2009, the Company repurchased and extinguished $33.5 million par value of its outstanding Notes for $19.8 million, excluding accrued interest paid. The Company realized a $13.1 million gain on these transactions, net of a $0.6 million write-off of related deferred debt issuance costs. As of July 31, 2009, the remaining par value of the Notes was $282.7 million.

The Notes were issued under an Indenture between the Company and U.S. Bank National Association, as trustee. Each $1,000 of principal of the Notes are initially convertible into 22.719 shares of VeriFone common stock, which is equivalent to a conversion price of approximately $44.02 per share, subject to adjustment upon the occurrence of specified events. Holders of the Notes may convert their Notes prior to maturity during specified periods as follows: (1) on any date during any fiscal quarter beginning after October 31, 2007 (and only during such fiscal quarter) if the closing sale price of the Company’s common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (2) at any time on or after March 15, 2012; (3) if the Company distributes, to all holders of its common stock, rights or warrants (other than pursuant to a rights plan) entitling them to purchase, for a period of 45 calendar days or less, shares of the Company’s common stock at a price less than the average closing sale price for the ten trading days preceding the declaration date for such distribution; (4) if the Company distributes, to all holders of its common stock, cash or other assets, debt securities, or rights to purchase the Company’s securities (other than pursuant to a rights plan), which distribution has a per share value exceeding 10% of the closing sale price of the Company’s common stock on the trading day preceding the declaration date for such distribution; (5) during a specified period if certain types of fundamental changes occur; or (6) during the five business-day period following any five consecutive trading-day period in which the trading price for the Notes was less than 98% of the average of the closing sale price of the Company’s common stock for each day during such five trading-day period multiplied by the then current conversion rate. Upon conversion, the Company would pay the holder the cash value of the applicable number of shares of the Company’s common stock, up to the principal amount of the note. Amounts in excess of the principal amount, if any, will be paid in stock.

As of July 31, 2009, none of the conditions allowing holders of the Notes to convert had been met. If a fundamental change, as defined in the Indenture, occurs prior to the maturity date, holders of the Notes may require the Company to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest (including additional interest, if any) up to, but excluding, the repurchase date.

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

The cost incurred in connection with the note hedge transactions, net of the related tax benefit and the proceeds from the sale of the warrants, is included as a net reduction in additional paid-in capital in the accompanying Condensed Consolidated Balance Sheets as of July 31, 2009 and October 31, 2008, in accordance with the guidance in Emerging Issues Task Force (“EITF”) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

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

Banker’s Acceptances

The Company received $8.6 million as advance against banker’s acceptances during the second quarter of fiscal year 2009 which was recorded as short-term debt. The full amount was settled during the second and third quarters of fiscal year 2009.

Principal Payments

Principal payments due for financings over the next five years are as follows (in thousands):

Fiscal Years Ending October 31:
2009 (remaining 3 months)	$1,314
2010	5,699
2011	5,088
2012	287,795
2013	211,250

$511,146

Note 5. Fair Value Measurements

Effective November 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, except as it applies to goodwill, other intangible assets, and non-financial assets and liabilities subject to FSP No. 157-2. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements by establishing a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FAS 157 are described below:

Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 — Include other inputs that are directly or indirectly observable in the marketplace.

Level 3 — Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In accordance with SFAS No. 157, the Company measures its cash equivalents, Israeli severance pay funds and foreign currency derivative contracts at fair value. The money market funds and Israeli severance pay funds are classified as Level 1 because the funds are valued using quoted market prices. The foreign exchange derivative contracts are classified as Level 2 because the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets.

The following table presents the Company’s assets and liabilities that were measured at fair value on a recurring basis as of July 31, 2009, classified by the level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3
Assets
Money market funds	$78,129	$—	$—
Israeli severance funds	2,347	—	—
Foreign exchange derivative assets	—	25	—

Total assets at fair value	$80,476	$25	$—

Liabilities
Foreign exchange derivative liabilities	$—	$33	$—

Total liabilities at fair value	$—	$33	$—

Fair Value of Other Financial Instruments

Effective May 1, 2009, the Company adopted FSP SFAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments. This requires disclosures about the fair value of all financial instruments for interim reporting periods.

Financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, long-term debt, foreign exchange forward contracts and severance funds. The estimated fair value of cash, accounts receivable, and accounts payable approximates their carrying value. Cash equivalents, foreign exchange forward contracts, and severance funds are recorded at fair value based on quoted market prices. The estimated fair value of long-term debt related to the Term B loan approximates its carrying value since the rate of interest on the long-term debt adjusts to market rates on a periodic basis. The fair value of the Company’s 1.375% Senior Convertible Notes as of July 31, 2009 was $224.8 million based on the closing trading price on July 31, 2009.

Note 6. Derivative Financial Instruments

Effective February 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement 133. The adoption of SFAS No. 161 had no financial impact on the Company’s condensed consolidated financial statements and only required additional financial statement disclosures. The Company applied the requirements of Statement No. 161 on a prospective basis. Accordingly, disclosures related to interim periods prior to the date of adoption have not been presented.

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

As of July 31, 2009, there were no outstanding cash flow hedges. No cash flow hedges were discontinued during the period from February 1, 2009, the date of the Company’s adoption of SFAS No. 161, to July 31, 2009.

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

Gains or losses resulting from changes in the fair value of these foreign exchange forward contracts are recorded as other income (expense), net, in the Condensed Consolidated Statement of Operations.

As of July 31, 2009, the notional amounts of the forward contracts the Company held to purchase and sell U.S. Dollars in exchange for other major international currencies were $69.7 million and $13.4 million, respectively.

The following table presents the fair value of the Company’s outstanding derivative instruments as of July 31, 2009 (in thousands):

	Balance Sheet Location	Fair Value
Derivative Assets
Derivatives designated as hedging instruments under SFAS No. 133:
Foreign exchange forward contracts	Prepaid Expenses and Other Current Assets	$—
Derivatives not designated as hedging instruments under SFAS No. 133:
Foreign exchange forward contracts	Prepaid Expenses and Other Current Assets	25

Total		$25

Derivative Liabilities
Derivatives designated as hedging instruments under SFAS No. 133:
Foreign exchange forward contracts	Other Current Liabilities	$—
Derivatives not designated as hedging instruments under SFAS No. 133:
Foreign exchange forward contracts	Other Current Liabilities	33

Total		$33

The Company adopted SFAS No. 161 prospectively on February 1, 2009. The effects of derivative instruments designated as cash flow hedges on income and AOCI are summarized below (in thousands):

	Losses Recognized in AOCI on Derivatives Before Tax Effect (Effective Portion)	Losses Reclassified from AOCI into income		Losses Recognized in Income on Derivatives (Ineffective Portion)
	Amount	Amount	Location	Amount	Location
Derivatives designated as cash flow hedges from May 1, 2009 to July 31, 2009:
Foreign exchange forward contracts	$(52)	$(98)	Cost of net revenues- System Solutions	$(29)	Other income (expense), net

Total	$(52)	$(98)		$(29)

	Losses Recognized in AOCI on Derivatives Before Tax Effect (Effective Portion)	Losses Reclassified from AOCI into income		Losses Recognized in Income on Derivatives (Ineffective Portion)
	Amount	Amount	Location	Amount	Location
Derivatives designated as cash flow hedges from February 1, 2009 to July 31, 2009:
Foreign exchange forward contracts	$(168)	$(168)	Cost of net revenues- System Solutions	$(196)	Other income (expense), net

Total	$(168)	$(168)		$(196)

The effects of derivatives instruments not designated as hedging instruments on income are summarized as follows (in thousands):

	Losses Recognized in Income on Derivatives
	From May 1, 2009 to July 31, 2009	From February 1, 2009 to July 31, 2009	Location
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$(2,983)	$(3,988)	Other income (expense), net

Total	$(2,983)	$(3,988)

Note 7. Other Income (Expense) and Comprehensive Income (Loss)

Other Income (Expense)

Other income (expense), net consisted of the following (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
Foreign currency transaction gains (losses), net	$(1,850)	$428	$4,683	$(5,430)
Foreign exchange forward contract losses, net	(3,012)	(883)	(5,285)	(1,664)
Gain on extinguishment of debt	—	—	13,103	—
Other, net	176	649	808	854

Other income (expense), net	$(4,686)	$194	$13,309	$(6,240)

Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
Net income (loss)	$21,910	$(7,199)	$(141,523)	$(58,684)
Other comprehensive income (loss):
Foreign currency translation adjustments	9,276	3,126	1,390	1,372
Other	46	18	9	37

Comprehensive income (loss)	$31,232	$(4,055)	$(140,124)	$(57,275)

The components of accumulated other comprehensive loss consisted of the following (in thousands):

	July 31, 2009	October 31, 2008
Foreign currency translation adjustments	$(7,415)	$(8,805)
Unfunded portion of pension obligation, net of tax	(1,687)	(1,687)
Other	9	—

Accumulated other comprehensive loss	$(9,093)	$(10,492)

Note 8. Income Taxes

The Company recorded an income tax provision of $0.7 million for the three months ended July 31, 2009 compared to an income tax provision of $7.4 million for the three months ended July 31, 2008. The income tax provision for the three months ended July 31, 2009 is primarily composed of income taxes on foreign operations, as well as U.S. income taxes, net of valuation allowance impacts. For the three months ended July 31, 2008, the Company recorded a tax provision for certain profitable foreign jurisdictions notwithstanding an expected loss for the full fiscal year on a consolidated basis.

The Company recorded an income tax provision of $3.0 million for the nine months ended July 31, 2009 compared to an income tax provision of $14.2 million for the nine months ended July 31, 2008. The decrease in the provision for income taxes for the nine months ended July 31, 2009 is primarily attributable to the fact that during the first quarter of fiscal year 2009, the company recorded various discrete benefits related to the reversal of deferred tax liability associated with the goodwill impairment for GAAP purposes and a provision to return benefit and other discrete items combined with reduced taxable profits in several jurisdictions for the comparable periods.

As of July 31, 2009, the Company remains in a net deferred tax liability position. The realization of the deferred tax assets is primarily dependent on the Company generating sufficient U.S. and foreign taxable income in future periods. Management has determined that it is not more likely than not the deferred tax assets in the U.S. and certain foreign jurisdictions will be realized and as such the Company continues to record a full valuation allowance against these assets as of July 31, 2009. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters as the Company reevaluates the underlying basis for its estimates of future domestic and certain foreign taxable income.

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

Effective November 1, 2007, the Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes. The Company has recorded its FIN 48 liability as a long-term liability as it does not expect significant payments to occur over the next 12 months. The Company’s existing tax positions will continue to generate an increase in liabilities for uncertain tax benefits. The Company will continue to recognize interest and penalties related to income tax matters in income tax expense. The amount of unrecognized tax benefits could be reduced upon closure of tax examinations or if the statute of limitations on certain tax filings expires without assessment from the tax authorities. The Company believes that it is reasonably possible that there could be a reduction in unrecognized tax benefits due to statute of limitation expirations in multiple tax jurisdictions during the next 12 months of zero to $1.9 million. Interest and penalties accrued on these uncertain tax positions will also be released upon the expiration of statutes of limitations.

Note 9. Stockholders’ Equity

The Company grants stock options and restricted stock units (“RSUs”) pursuant to stockholder approved stock option plans. The Company maintains certain equity incentive plans, as described in detail in Note 8. “Stockholders’ Equity” of Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the fiscal year ended October 31, 2008. All stock options and RSUs granted during the nine months ended July 31, 2009 were granted under the 2006 Equity Incentive Plan.

Stock-Based Compensation

The Company follows SFAS No. 123(R), Share-Based Payment, which requires the measurement of compensation cost for all outstanding unvested share-based awards at fair value and recognizes compensation costs over the requisite service period for awards expected to vest. The following table summarizes stock-based compensation expense by classification recorded under SFAS No. 123(R) for the three and nine months ended July 31, 2009 and 2008 (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
Cost of net revenues	$474	$455	$1,199	$1,003
Research and development	1,199	1,536	3,694	3,516
Sales and marketing	2,042	1,290	5,690	4,856
General and administrative	1,631	1,378	7,373	3,784

Total stock-based compensation	$5,346	$4,659	$17,956	$13,159

In the first quarter of fiscal year 2009, as a result of the cancellation of certain stock option grants voluntarily surrendered by an employee, the Company expensed in general and administrative expenses all previously unrecognized compensation cost of such stock option grants amounting to $3.6 million as of the cancellation date.

Valuation Assumptions

The Company estimates the grant-date fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R) and Staff Accounting Bulletin No. 107, Share-Based Payment, using the weighted-average assumptions noted in the following table.

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
Expected term of the options (in years)	4.0	N/A	4.0	3.0
Risk-free interest rate	2.0%	N/A	2.1%	2.9%
Expected stock price volatility	68.4%	N/A	63.9%	40.6%
Expected dividend rate	0.0%	N/A	0.0%	0.0%

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

Performance Restricted Stock Units for the Company’s CEO

In January 2007, the Company issued an award of up to 900,000 RSUs to the Company’s CEO. These RSUs may vest in three tranches of up to 300,000 RSUs each over a four-year period based upon annual growth in the Company’s net income, as adjusted, per share and its share price. Two-thirds of the RSUs are “performance units” that will vest based on achievement of net income, as adjusted, targets, and one-third of the RSUs are “market units” that will vest based on achievement of net income, as adjusted, targets and specified targets for the share price of the Company’s stock. Each year’s RSUs will not vest until the end of the fiscal year following the year for which the specified target is met.

The performance targets for 2007 and 2008 were not achieved; hence 400,000 performance units and 200,000 market units for those years have been cancelled.

The 2009 portion of the RSU awards were cancelled in connection with the amended and restated employment agreement dated April 8, 2009. At the time of the cancellation, it was determined that the fiscal year 2009 performance targets would not be met and accordingly no compensation expense was recorded for their cancellation.

Equity Award Activity

Stock option activity for the nine months ended July 31, 2009, was as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at November 1, 2008	8,707	$26.20
Granted	5,420	7.06
Exercised	(21)	3.21
Cancelled	(2,155)	22.84

Balance at July 31, 2009	11,951	$18.17	5.3	$12,188

Vested or expected to vest at July 31, 2009	10,893	$18.79	5.2	$10,451
Exercisable at July 31, 2009	4,013	$26.36	3.6	$638

The weighted average fair value of options granted during the nine months ended July 31, 2009 and 2008 was $3.52 and $6.07, respectively. The total intrinsic value of options exercised was $0.1 million and $3.3 million during the nine months ended July 31, 2009 and 2008, respectively. Net cash proceeds from the exercise of stock options were $0.1 million and $0.9 million for the nine months ended July 31, 2009 and 2008, respectively.

RSU activity for the nine months ended July 31, 2009, was as follows:

	Number of Shares (in thousands)	Aggregate Intrinsic Value (in thousands)
Balance at November 1, 2008	385
Granted	10
Vested	(25)
Cancelled	(316)

Balance at July 31, 2009	54	$487

Vested or expected to vest at July 31, 2009	37	$334

The weighted average fair value of RSUs granted during the nine months ended July 31, 2009 and 2008 was $5.30 and $19.81, respectively. The total fair value of RSUs vested during the nine months ended July 31, 2009 and 2008 was $0.1 million and $0.2 million, respectively.

As of July 31, 2009, total compensation cost related to unvested options and RSUs expected to vest but not yet recognized was $35.6 million and $1.6 million, respectively, and was expected to be recognized over a weighted-average period of 3.0 years for options and 1.6 years for RSUs.

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

The following details the computation of the income (loss) per common share (in thousands, except per share data):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$21,910	$(7,199)	$(141,523)	$(58,684)

Denominator:
Weighted average shares used in computing basic per share calculation	84,475	84,194	84,461	84,181
Weighted average effect of dilutive securities:
Stock options and RSUs	90	—	—	—

Weighted average shares used in computing diluted per share calculation	84,565	84,194	84,461	84,181

Net income (loss) per share:
Basic	$0.26	$(0.09)	$(1.68)	$(0.70)

Diluted	$0.26	$(0.09)	$(1.68)	$(0.70)

For the three months ended July 31, 2009 and 2008, options and RSUs to purchase 9.9 million and 8.3 million, respectively, of Common Stock were excluded from the calculation of weighted average shares for diluted net income (loss) per share as they were anti-dilutive. For the nine months ended July 31, 2009 and 2008, options and RSUs to purchase 12.0 million and 8.3 million, respectively, of Common Stock were excluded from the calculation of weighted average shares for diluted net loss per share as they were anti-dilutive.

The Notes are considered to be Instrument C securities as defined by EITF No. 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion (“EITF 90-19”); therefore, only the conversion spread relating to the Notes is included in the Company’s diluted earnings per share calculation, if dilutive. The potential dilutive shares of the Company’s common stock resulting from the assumed settlement of the conversion spread of the Notes are determined under the method set forth in EITF 90-19. Under such method, the settlement of the conversion spread of the Notes has a dilutive effect when the average share price of the Company’s common stock during the period exceeds $44.02. The average share price of the Company’s common stock during the three and nine months ended July 31, 2009 and 2008 did not exceed $44.02.

Warrants to purchase 7.2 million shares of the Company’s common stock were outstanding at July 31, 2009, but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the average market price of the Company’s common stock during the three and nine months ended July 31, 2009; therefore, their effect was anti-dilutive.

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

Future minimum lease payments and sublease rental income under these leases as of July 31, 2009, were as follows (in thousands):

Fiscal Years Ending October 31:	Minimum Lease Payments	Sublease Rental Income	Net Minimum Lease Payments
2009 (remaining 3 months)	$3,066	$(12)	$3,054
2010	10,248	(4)	10,244
2011	8,144	—	8,144
2012	6,641	—	6,641
2013	5,299	—	5,299
Thereafter	7,082	—	7,082

Total	$40,480	$(16)	$40,464

Contingencies

Manufacturing Agreements

The Company works on a purchase order basis with third-party contract manufacturers with facilities in China, Singapore, Israel and Brazil to supply a majority of the Company’s finished goods inventories. The Company provides each contract manufacturer with a purchase order to cover the manufacturing requirements, which constitutes a binding commitment by the Company to purchase materials produced by the manufacturer as specified in the purchase order. As of July 31, 2009, the total amount of purchase commitments to contract manufacturers was approximately $58.7 million, and are generally paid within one year. Of this amount, $3.7 million has been recorded in Other Current Liabilities in the accompanying Condensed Consolidated Balance Sheets as of July 31, 2009 because these commitments are not expected to have future value to the Company.

Legal Proceedings

Brazilian State Tax Assessments

State Value Added Tax

One of the Company’s Brazilian subsidiaries has been notified of a tax assessment regarding Brazilian state value added tax (“VAT”), for the periods from January 2000 to December 2001 that relates to products supplied to the Company by a contract manufacturer. The assessment relates to an asserted deficiency of 4.7 million

Brazilian reais (approximately $2.5 million). The tax assessment was based on a clerical error in which the Company’s Brazilian subsidiary omitted the required tax exemption number on its invoices. On August 27, 2003, the tax authorities rendered a first level decision that maintained the tax assessment. The Company has appealed the first level decision, and this proceeding is pending second administrative level decision. Management does not expect that the Company will ultimately incur a material liability in respect of this assessment and has not recorded a reserve for this assessment, because they believe, based in part on advice of the Company’s Brazilian tax counsel, that the Company is likely to prevail in the proceedings relating to this assessment. In the event the Company receives an adverse ruling from the administrative body, the Company will decide whether or not to appeal and would reexamine the determination as to whether an accrual is necessary. It is currently uncertain what impact this state tax examination may have with respect to the Company’s use of a corresponding exemption to reduce the Brazilian federal VAT.

Importation of Goods Assessments

Two of the Company’s Brazilian subsidiaries that were acquired as a part of the Lipman acquisition have been notified of assessments regarding Brazilian customs penalties that relate to alleged infractions in the importation of goods. The assessments were issued by the Federal Revenue Department in the City of Vitória, the City of São Paulo, and the City of Itajai. The assessments relate to asserted deficiencies totaling 26.9 million Brazilian reais (approximately $14.2 million) excluding interest. The tax authorities allege that the structure used for the importation of goods was simulated with the objective of evading taxes levied on the importation by under-invoicing the imported goods; the tax authorities allege that the simulation was created through a fraudulent interposition of parties, where the real sellers and buyers of the imported goods were hidden.

In the Vitória tax assessment, the fines were reduced from 4.7 million Brazilian reais (approximately $2.5 million) to 1.5 million Brazilian reais (approximately $0.8 million) on a first level administrative decision on January 26, 2007. The proceeding has been remitted to the Taxpayers Council to adjudicate the appeal of the first level administrative decision filed by the tax authorities. The Company also appealed the first level administrative decision on February 26, 2007. In this appeal, the Company argued that the tax authorities did not have enough evidence to determine that the import transactions were indeed fraudulent and that, even if there were some irregularities in such importations, they could not be deemed to be the Company’s responsibility since all the transactions were performed by the third-party importer of the goods. On February 27, 2008, the Taxpayers Council rendered its decision to investigate the first level administrative decision for further analysis of the matter. The Company expects to receive the decision of the Taxpayers Council sometime in 2009. In the event the Company receives an adverse ruling from the Taxpayers Council, the Company will decide whether or not to appeal to the judicial level. Based on the Company’s current understanding of the underlying facts, the Company believes that it is probable that its Brazilian subsidiary will be required to pay some amount of fines. At July 31, 2009, the Company has accrued 4.7 million Brazilian reais (approximately $2.5 million), excluding interest, which it believes is the probable payment.

On July 12, 2007, the Company was notified of a first administrative level decision rendered in the São Paulo tax assessment, which maintained the total fine of 20.2 million Brazilian reais (approximately $10.7 million), imposed. On August 10, 2007, the Company appealed the first administrative level decision to the Taxpayers Council. A hearing was held on August 12, 2008 before the Taxpayers Council, and on October 14, 2008, the Taxpayers Council granted the Company’s appeal and dismissed the São Paulo assessment based upon the assessment being erroneously calculated on the value of the sale of the products in question to end customers in the local market rather than on the declared importation value of such products. The Company was subsequently notified of the Taxpayers Council’s decision and the case was dismissed on May 19, 2009. In August 2009, the Brazilian tax authorities requested additional materials from the Company and indicated that it may file a revised assessment in this matter, which the Company believes could total approximately 1.6 million Brazilian reais (approximately $0.9 million). In addition, pursuant to a contingency legal representation agreement entered into between the Company’s Brazilian subsidiary (prior to the Lipman acquisition) and Brazilian counsel, the Company’s Brazilian subsidiary has agreed to pay to Brazilian counsel legal fees in the amount of 5.0 million reais (approximately $2.6 million) for achieving the successful dismissal of the São Paulo tax assessment. Accordingly, at July 31, 2009, the Company has reduced its accrual for this matter to 6.6 million Brazilian reais (approximately $3.5 million), including Brazilian counsel legal fees.

On May 22, 2008, the Company was notified of a first administrative level decision rendered in the Itajai assessment, which maintained the total fine of 2.0 million Brazilian reais (approximately $1.0 million), imposed, excluding interest. On May 27, 2008, the Company appealed the first level administrative level decision to the Taxpayers Council. Based on the Company’s current understanding of the underlying facts, the Company believes that it is probable that its Brazilian subsidiary will be required to pay some amount of fines. Accordingly, at July 31, 2009, the Company has accrued 2.0 million Brazilian reais (approximately $1.0 million), excluding interest.

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

Communication Transaction Solutions, Inc. v. VeriFone Holdings, Inc., VeriFone, Inc., et al.

The Company was a defendant in an action initiated in the California Superior Court in Santa Clara County on August 30, 2006, in which the plaintiff alleged among other things misappropriation of trade secrets in connection with the Company’s development of its wireless pay-at-the-table system. These allegations followed the Company’s decision in October 2005 to terminate discussions regarding a possible acquisition of the plaintiff’s business. The plaintiff sought damages, interest and attorneys’ fees. The parties argued summary judgment motions on September 4, 2008 and on September 11, 2008, the Court dismissed certain of the plaintiffs’ claims. In January 2009, without admitting any misappropriation of trade secrets, wrongdoing or violation of law and to avoid the distraction and expense of continued litigation, the Company settled the litigation with the plaintiff. In exchange for a payment of $3.0 million by the Company, all asserted claims were dismissed and the Company received a perpetual, fully paid-up license to all plaintiff intellectual property and trade secrets asserted in the lawsuit.

Class Action and Derivative Lawsuits

On or after December 4, 2007, several securities class action claims were filed against the Company and certain of the Company’s officers, former officers, and a former director. These lawsuits were consolidated in the U.S. District Court for the Northern District of California as In re VeriFone Holdings, Inc. Securities Litigation, C 07-6140 MHP. The original actions were: Eichenholtz v. VeriFone Holdings, Inc. et al., C 07-6140 MHP; Lien v. VeriFone Holdings, Inc. et al., C 07-6195 JSW; Vaughn et al. v. VeriFone Holdings, Inc. et al., C 07-6197 VRW (Plaintiffs voluntarily dismissed this complaint on March 7, 2008); Feldman et al. v. VeriFone Holdings, Inc. et al., C 07-6218 MMC; Cerini v. VeriFone Holdings, Inc. et al., C 07-6228 SC; Westend Capital Management LLC v. VeriFone Holdings, Inc. et al., C 07-6237 MMC; Hill v. VeriFone Holdings, Inc. et al., C 07-6238 MHP; Offutt v. VeriFone Holdings, Inc. et al., C 07-6241 JSW; Feitel v. VeriFone Holdings, Inc., et al., C 08-0118 CW. On August 22, 2008, the Court appointed plaintiff National Elevator Fund lead plaintiff and its attorneys lead counsel. Plaintiff filed its consolidated amended class action complaint on October 31, 2008, which asserts claims under the Securities Exchange Act Sections 10(b), 20(a), and 20A and Securities and Exchange Commission Rule 10b-5 for securities fraud and control person liability against the Company and certain of the Company’s current and former officers and directors, based on allegations that the Company and the individual defendants made false or misleading public statements regarding the Company’s business and operations during the putative class periods and seeks unspecified monetary damages and other relief. The Company filed its motion to dismiss on December 31, 2008. The Court granted the Company’s motion on May 26, 2009 and dismissed the consolidated amended class action complaint with leave to amend within 30 days of the ruling. The Company’s answer or responsive motion is due within 30 days of the filing of a second amended class action complaint. The parties have scheduled a mediation conference for October 2009 and have agreed to stay the proceedings pending the outcome of the mediation. Discovery has not yet commenced and is not expected to do so until after the filing of a second amended class action complaint, the filing by the Company of a motion to dismiss the second amended class action complaint, and a ruling on the motion to dismiss. At this time, the Company has not recorded any liabilities as the Company is unable to estimate any potential liability.

Beginning on December 13, 2007, several actions were also filed against certain current and former directors and officers derivatively on the Company’s behalf. These derivative lawsuits were filed in: (1) the U.S. District Court for the Northern District of California, as In re VeriFone Holdings, Inc. Shareholder Derivative Litigation, Lead Case No. C 07-6347, which consolidates King v. Bergeron, et al. (Case No. 07-CV-6347), Hilborn v. VeriFone Holdings, Inc., et al. (Case No. 08-CV-1132), Patel v. Bergeron, et al. (Case No. 08-CV-1133), and Lemmond, et al. v. VeriFone Holdings, Inc., et al. (Case No. 08-CV-1301); and (2) California Superior Court, Santa Clara County, as In re VeriFone Holdings, Inc. Derivative Litigation, Lead Case No. 1-07-CV-100980, which consolidates Catholic Medical Mission Board v. Bergeron, et al. (Case No. 1-07-CV-100980), and Carpel v. Bergeron, et al. (Case No. 1-07-CV-101449). On May 15, 2008, the Court in the federal derivative action appointed Charles R. King as lead plaintiff and his attorneys as lead counsel. On October 31, 2008, plaintiffs in the federal action filed their consolidated amended derivative complaint, which names the Company as a nominal defendant and brings claims for insider selling, breach of fiduciary duty, unjust enrichment, waste of corporate assets and aiding and abetting breach of fiduciary duty against the Company and certain of the Company’s current and former officers and directors. On December 15, 2008, the Company and the other defendants filed a motion to dismiss. The parties have agreed by stipulation that briefing on this motion will relate only to the issue of plaintiffs’ failure to make a pre-suit demand on the Company’s Board of Directors. The Court granted the Company’s motion on May 26, 2009 and dismissed the consolidated amended derivative complaint with leave to amend within 30 days of the ruling. The parties have scheduled a mediation conference for October 2009 and have agreed to stay the proceedings pending the outcome of the mediation. The Company’s answer or responsive motion is due within 30 days of the filing of a second amended derivative complaint. At this time, the Company has not recorded any liabilities as the Company is unable to estimate any potential liability.

On October 31, 2008, the derivative plaintiffs filed their consolidated derivative complaint in California Superior Court for the County of Santa Clara naming the Company as a nominal defendant and brings claims for insider selling, breach of fiduciary duty, unjust enrichment, waste of corporate assets and aiding and abetting breach of fiduciary duty against certain of the Company’s current and former officers and directors and the Company’s largest shareholder as of October 31, 2008, GTCR Golder Rauner. On November 10, 2008, the Company filed a motion to stay the state court action pending resolution of the parallel federal actions, and the parties have agreed by stipulation to delay briefing on the motion to stay until after the issue of demand futility is resolved in the federal derivative case. A case management conference to address the status of the state court action occurred in June 2009. At this time, the Company has not recorded any liabilities as the Company is unable to estimate any potential liability.

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

On February 18, 2009, the Company received a “Wells Notice” from the SEC in connection with the investigation by the staff of the SEC’s Division of Enforcement (the “Staff”) related to the restatement. The Wells Notice provides the Company with notification that the Staff intends to recommend that the SEC bring a civil injunctive action against the Company, alleging violations of the federal securities laws arising from the restatement of the Company’s fiscal year 2007 interim financial statements. Under the process established by the SEC, recipients of a Wells Notice have the opportunity to respond before the Staff makes a recommendation to the SEC regarding what action, if any, should be brought by the SEC. The Company submitted its response to the Wells Notice on March 18, 2009. On September 1, 2009, without admitting or denying the SEC’s allegations, the Company agreed to a permanent injunction against future violations of certain reporting, books and records and internal accounting control provisions of the federal securities laws. No other charge or monetary penalty was assessed against the Company, which cooperated fully with the Commission’s investigation. This settlement is subject to court approval and concludes the SEC’s investigation of this matter with respect to the Company.

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

Note 12. Restructuring Charges

During fiscal year 2009, in light of the macroeconomic conditions, management approved several actions worldwide as part of a restructuring plan designed to improve financial results. The Company expensed $2.3 million of employee restructuring expense and $0.6 million of facilities restructuring expense in the Corporate segment for these actions for the nine months ended July 31, 2009. In addition, the Company expensed $0.3 million of employee restructuring expense and $1.0 million of facilities restructuring expense in the Corporate segment for prior period restructuring plans during the nine months ended July 31, 2009.

The following table summarizes restructuring expenses for the three and nine months ended July 31, 2009 and 2008 (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
Cost of net revenues	$91	$307	$309	$470
Research and development	(70)	262	759	1,341
Sales and marketing	33	651	1,160	2,987
General and administrative	237	1,018	1,947	1,866

Total restructuring expense	$291	$2,238	$4,175	$6,664

Restructuring activity for the nine months ended July 31, 2009 was as follows (in thousands):

	Employee Severance and Benefit Arrangements	Facilities Related Costs	Total
Balance at November 1, 2008	$1,332	$1,992	$3,324
Current year charges	2,675	1,500	4,175
Other adjustments	(160)	35	(125)
Cash payments	(2,734)	(925)	(3,659)

Balance at July 31, 2009	$1,113	$2,602	$3,715

The Company may incur additional restructuring charges in the future for additional employee severance and benefit arrangements, and facility-related activities.

Note 13. Related-Party Transactions

For the three and nine months ended July 31, 2009, the Company recorded $3.7 million and $7.2 million, respectively, of sales to certain companies of which members of the Company’s Board of Directors are also directors. These sales were included in System Solutions net revenues in the accompanying Condensed Consolidated Statements of Operations. For the three and nine months ended July 31, 2008, the Company recorded $6.0 million and $8.4 million, respectively, of sales to certain companies of which members of the Company’s Board of Directors were also directors. These sales were included in System Solutions net revenues in the accompanying Condensed Consolidated Statements of Operations.

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

In the fourth quarter of fiscal year 2008, the Company revised the methodology for business segment operating loss reporting. Distribution center costs and certain warranty and royalty costs, which were previously allocated to the Corporate segment were reallocated based on ship-to locations. Restructuring costs which were previously allocated to the International and North America segments were reallocated to the Corporate segment. The following table sets forth net revenues and operating income (loss) for the Company’s segments (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
Net revenues:
International	$122,337	$161,197	$370,841	$412,303
North America	89,035	97,783	256,379	265,790
Corporate	(124)	(282)	(335)	(873)

Total net revenues	$211,248	$258,698	$626,885	$677,220

		(As Revised)		(As Revised)
Operating income (loss):
International	$26,822	$31,684	$85,770	$75,347
North America	31,255	33,689	88,194	87,780
Corporate	(32,055)	(60,094)	(318,411)	(184,150)

Total operating income (loss)	$26,022	$5,279	$(144,447)	$(21,023)

The Company’s goodwill by segment was as follows (in thousands):

	July 31, 2009	October 31, 2008
International	$147,219	$252,869
North America	3,482	69,034

Total	$150,701	$321,903

The Company’s total assets by segment were as follows (in thousands):

	July 31, 2009	October 31, 2008
International	$625,851	$735,991
North America	266,155	343,761

Total	$892,006	$1,079,752

Geographic Information

The net revenues by geographic area were as follows (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
United States and Canada	$88,911	$97,501	$256,044	$264,917
Europe	67,148	80,930	197,063	214,482
Latin America	30,561	60,401	114,508	145,668
Asia	24,628	19,866	59,270	52,153

Total net revenues	$211,248	$258,698	$626,885	$677,220

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

Our industry’s long-term growth depends upon the continued shift towards electronic payment transactions and away from cash as well as continued improvements in security standards and demand for additional features at the point of sale which require more advanced electronic payment systems. Internationally, and particularly in emerging markets growth rates have tended to be higher because of the relatively lower penetration rates of electronic payment transactions in many countries as well as governmental efforts to modernize local economies and use electronic payments as a means of improving collection of value-added tax (“VAT”) and sales tax. Recently, additional factors have driven growth, including the shift from dial up to internet protocol (“IP”) based and wireless communications, personal identification number (“PIN”) based debit transactions, and advances in computing technology which enable vertical solutions and non-payment applications to reside at the point of sale.

Security has become an important factor in our business as our customers endeavor to meet ever escalating governmental requirements related to the prevention of identity theft as well as operating safeguards imposed by the credit and debit card associations, members of which include Visa International (“Visa”) MasterCard Worldwide (“MasterCard”), American Express, Discover Financial Services, and JCB Co., Ltd. In 2006, these card associations established the Payment Card Industry Security Standards Council to oversee and unify industry standards in the areas of debit card data security, referred to as the PCI-PED standard which consists of PIN-entry device security and the PCI Data Security Standard (“PCI-DSS”) for enterprise data security, and the Payment Application Data Security Standard for payment application data security. We are a leader in providing systems and software solutions that meet these standards and have upgraded or launched new system solutions ahead of mandated deadlines to meet these standards.

Revenues recognized in our fiscal quarters have tended to be back-end loaded as we receive sales orders and deliver our System Solutions towards the end of each fiscal quarter. This back-end loading may adversely affect our quarterly results of operations in a number of ways. First, if we expect to receive sales orders that do not materialize at the end of the fiscal quarter or if we do not receive them with sufficient time to deliver our System Solutions and recognize revenue in that fiscal quarter, our reported revenues and profitability may be adversely affected. In addition, the manufacturing processes at our internal manufacturing facility could become concentrated in a shorter time period which could increase labor and other manufacturing costs as well as delivery costs and negatively impact our gross margins. If, on the other hand, we were to hold higher inventory levels in an effort to counteract this effect, we would be subject to an enhanced risk of inventory obsolescence. The concentration of orders may also make it difficult to accurately forecast component requirements and, as a result, we could experience a shortage of the components needed for production, possibly delaying shipments and causing lost orders. This could cause us to fail to meet our revenue and operating profit expectations for a particular quarter and could increase the fluctuation of our quarterly results if shipments are delayed from one fiscal quarter to the next or orders are cancelled by customers.

We operate in two business segments: North America and International. We define North America as the United States and Canada, and International as all other countries from which we derive revenues.

Over the past several quarters we have experienced lower than expected revenue levels and softer demand globally due to weakened markets and adverse economic conditions. These conditions have lead and may continue to lead to economic instability and pricing pressures in certain of the countries in which we do business, which could adversely affect our revenues, gross margins and results of operations. We believe that demand for wireless, IP-enabled, PIN-based debit and enhanced security systems will continue to be adversely affected by lower North American and European demand as retailers close redundant or underperforming locations and the purchasing power of certain emerging market customers diminishes due to unfavorable foreign currency exchange rate movements, and as customers opt for lower-priced products or lower volume of purchases which would negatively impact our revenues and gross margins. During the three months ended July 31, 2009, we experienced a 49.4% decrease in Latin America revenues and a 17.0% decrease in European revenues compared to the same period of fiscal year 2008 due in large part to competitive pricing pressure. However, over the long-term we expect demand in emerging economies to continue to grow faster relative to our mature markets as these economies develop and penetration rates of electronic payment systems increase. We continue to devote research and development (“R&D”) resources to address these market needs.

Results of Operations

Net Revenues

We generate net revenues through the sale of our electronic payment systems and solutions that enable electronic transactions, which we identify as System Solutions, and to a lesser extent, warranty and support services, field deployment, installation and upgrade services, and customer specific application development, which we identify as Services.

Net revenues, which include System Solutions and Services, are summarized in the following table (in thousands, except percentages):

	Three Months Ended July 31,				Nine Months Ended July 31,
	2009	2008	Net Change	% Change	2009	2008	Net Change	% Change
System Solutions	$182,198	$228,766	$(46,568)	-20.4%	$541,619	$588,078	$(46,459)	-7.9%
Services	29,050	29,932	(882)	-2.9%	85,266	89,142	(3,876)	-4.3%

Total	$211,248	$258,698	$(47,450)	-18.3%	$626,885	$677,220	$(50,335)	-7.4%

System Solutions Revenues

System Solutions net revenues decreased $46.6 million, or 20.4% for the three months ended July 31, 2009 compared to the three months ended July 31, 2008. System Solutions net revenues comprised 86.2% of total net revenues for the three months ended July 31, 2009 as compared to 88.4% for the three months ended July 31, 2008.

International System Solutions net revenues for the three months ended July 31, 2009 decreased $41.1 million, or 27.9%, to $106.1 million compared to the three months ended July 31, 2008. This decrease was predominately attributable to a $29.7 million, or 54.5 % decrease in Latin American revenues, and a $15.6 million or 21.0% decrease in European revenues. Partially offsetting this decrease was a $4.3 million, or 23.9% increase in Asia. The decrease in Latin America was primarily related to lower revenues in Brazil, which is our largest country when measured by revenue in Latin America. Brazil revenues decreased mainly due to a drop in volume with one large customer, a delay in the certification of a software application that reduced shipments to another large customer, and a weaker macroeconomic climate that adversely impacted the demand of smaller customers. In addition, Venezuela contributed to a lesser degree to the Latin American System Solutions net revenues decline, largely as a result of political and economic instability. In Europe, the decrease in System Solutions revenues was primarily driven by decreased sales in Russia, where economic disruption has been severe, and in Spain, where a large customer reduced purchases substantially due to the economic recession. The increase in Asia was primarily a result of an improvement in business climate in China following a period of cautious spending by our customers.

North America System Solutions net revenues for the three months ended July 31, 2009 decreased $5.5 million, or 6.8%, to $76.1 million compared to the three months ended July 31, 2008. Our U.S. financial business continued to be constrained by persistent adverse economic conditions which have resulted in fewer retail store openings. In addition, revenues were adversely impacted by a shift in customer preferences towards simpler, lower priced solutions. Multi-lane net revenues declined slightly due to normal fluctuations in the timing of deployments by Tier 1 retailers. We experience continued demand from large retailers to deploy solutions which address the enhanced PCI-PED and PCI-DSS requirements. Petroleum Solutions sales increased as major oil companies are starting to update their sites to achieve PCI-PED requirements. We continue to expect that in many cases gas station owners will defer decisions to upgrade their gas pump point of sales systems to achieve PCI-PED compliance until after the July 2010 deadline. This is due in part to the recent announcement that Visa will not enforce fines for noncompliance until July 2012.

System Solutions net revenues decreased $46.5 million, or 7.9% for the nine months ended July 31, 2009 compared to the nine months ended July 31, 2008. System Solutions net revenues comprised 86.4% and 86.8%, respectively, of total net revenues for the nine months ended July 31, 2009 and 2008.

International System Solutions net revenues for the nine months ended July 31, 2009 decreased $44.1 million, or 11.9%, to $325.9 million compared to the nine months ended July 31, 2008. This decrease was primarily due to a $28.3 million, or 22.1% decline in Latin American revenues and a $22.0 million, or 11.3%, decrease in European revenues, partially offset by a $6.2 million, or 13.0% increase in Asia. In Latin America and Europe, the decreases in System Solutions revenues were primarily driven by decreased sales in Brazil, Russia and in Spain in the third quarter of our fiscal year 2009, as described above. Asia revenue growth was predominately attributable to revenue growth in China, where our sales have been less impacted than other countries by the global recession.

North America System Solutions net revenues for the nine months ended July 31, 2009 decreased $2.4 million or 1.1% to $215.7 million primarily due to a decrease in our U.S. financial business and Canada revenues. Our US financial business, which sells payment systems to small and medium sized businesses through ISOs and payment processors, was constrained overall due to persistent adverse economic conditions which has continued to slow retail store openings. Canadian sales also declined compared to the prior year, which benefited from a large pay-at-the-table roll out and an aggressive EuroPay, MasterCard, and Visa (“EMV”) compliance initiative at a major customer. Partially offsetting this decline was an increase in Multi-lane retail System Solutions revenues due to higher demand by certain large retailers to upgrade their systems to achieve PCI-PED compliance.

The weakened macroeconomic environment negatively impacted our net revenues for the three and nine months ended July 31, 2009. We are unable to predict the likely duration and severity of the current disruption in the financial markets and adverse economic conditions in the U.S. and other countries and such conditions, if they persist, will continue to adversely impact our business, operating results, and financial condition.

Services Revenues

Services net revenues decreased $0.9 million, or 2.9% and $3.9 million, or 4.3%, respectively, for the three and nine months ended July 31, 2009 compared to the three and nine months ended July 31, 2008. These decreases were primarily due to declines in Brazil as a result of a reduction in repair fees associated with a changing composition of the installed base as certain installed acquired products were decommissioned.

Gross Profit

The following table shows the gross profit for System Solutions and Services (in thousands, except percentages):

	Three Months Ended July 31,				Nine Months Ended July 31,
	Amount		Gross Profit Percentage		Amount		Gross Profit Percentage
	2009	2008	2009	2008	2009	2008	2009	2008
Systems Solutions	$59,166	$77,068	32.5%	33.7%	$168,635	$184,870	31.1%	31.4%
Services	12,830	11,355	44.2%	37.9%	37,585	34,269	44.1%	38.4%

Total	$71,996	$88,423	34.1%	34.2%	$206,220	$219,139	32.9%	32.4%

Gross profit on System Solutions decreased $17.9 million, or 23.2%, for the three months ended July 31, 2009 compared to the three months ended July 31, 2008. For the nine months ended July 31, 2009, gross profit on System Solutions decreased $16.2 million, or 8.8% compared to the nine months ended July 31, 2008.

Gross profit on System Solutions represented 32.5% and 33.7%, respectively, of System Solutions net revenues for the three months ended July 31, 2009 and 2008, For the nine months ended July 31, 2009 and 2008, gross profit on System Solutions represented 31.1% and 31.4%, respectively, of System Solutions net revenues. For both the three and nine months ended July 31, 2009 compared to the three and nine months ended July 31, 2008, International gross profit percentage improved modestly, North American gross profit percentage declined slightly, and Corporate costs as a percentage of revenue increased.

International gross profit percentage improved during the three and nine months ended July 31, 2009 compared to the three and nine months ended July 31, 2008, primarily as a result of a lower weighting of certain emerging market sales, where gross profit percentages are typically lower than average, relative to developed market sales. Additionally, International gross margin benefited from standard cost reductions as a result of engineering design changes, cost cutting in our overhead structure, the impact of favorable foreign exchange rates on our Tel Aviv manufacturing facilities, and negotiation of lower component costs. Partially offsetting these improvements was a lower average selling price in Latin America, in part due to the declining purchasing power of customers who experienced currency devaluations and in part due to a program to sell slow moving inventory in the first six months of our fiscal year ended October 31, 2009.

North America System Solutions gross profit percentage declined slightly during the three and nine months ended July 31, 2009 compared to the three and nine months ended July 31, 2008 as sales shifted away from wireless solutions, which typically carry higher than average gross profit percentages and towards lower margin landline solutions. We also experienced increased price competition in our high-end landline solutions. Partially offsetting these decreases were standard cost reductions driven by engineering design changes, cost cutting in our overhead structure, the impact of favorable foreign exchange rates on our Tel Aviv manufacturing facilities, and negotiations of material price reductions with our suppliers.

Corporate costs are comprised of non-cash acquisition charges, including amortization of purchased core and developed technology assets, and other Corporate charges, including inventory obsolescence and scrap at corporate distribution centers, rework, specific warranty provisions, non-standard freight, over-and-under absorption of materials management and supply chain engineering overhead. Since these costs are generally incurred on a company-wide basis, it is impractical to allocate them to either the North America or International segment. The increase in Corporate costs for the three months ended July 31, 2009 was attributable to a net $2.7 million increase in the product situation warranty reserve relating to defective components, $0.6 million of unabsorbed overhead as a result of declining volumes in our Tel Aviv factory, and the reduced amount of fixed supply chain overhead allocated to inventory as a result of our reduced inventory levels. Partially offsetting these increases was a $2.8 million reduction in amortization of purchased core and developed technology assets due to the lower carrying value of such assets after impairment charges recorded in fiscal year 2008.

For the nine months ended July 31, 2009, the increase in Corporate costs was attributable to a $15.0 million increase in excess and obsolescence and scrap charges as a result of the deteriorating macroeconomic environment. Partially offsetting these increases were a $8.8 million reduction in amortization of purchased core and developed technology assets due to the lower carrying value of such assets after impairment charges recorded in fiscal year 2008.

Gross profit on Services increased $1.5 million, or 13.0%, for the three months ended July 31, 2009 compared to the three months ended July 31, 2008. Gross profit on Services represented 44.2% and 37.9% of Services net revenues, respectively, for the three months ended July 31, 2009 and 2008. Gross profit on Services increased $3.3 million, or 9.7% for the nine months ended July 31, 2009 compared to the nine months ended July 31, 2008. Gross profit represented 44.1% of Services net revenues for the nine months ended July 31, 2009 as compared to 38.4% for the nine months ended July 31, 2008. The majority of the improvement was due to improved operational efficiencies in our London service center, cost reduction initiatives associated with our North American call center, and a favorable product mix.

Research and Development Expenses

Research and development (“R&D”) expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended July 31,				Nine Months Ended July 31,
	2009	2008	Net Change	Percentage Change	2009	2008	Net Change	Percentage Change
Research and development	$15,554	$17,558	$(2,004)	-11.4%	$48,450	$57,179	$(8,729)	-15.3%
Percentage of net revenues	7.4%	6.8%			7.7%	8.4%

R&D expenses for the three months ended July 31, 2009 decreased $2.0 million, or 11.4%, compared to the three months ended July 31, 2008, primarily driven by a $2.4 million reduction in personnel and outside services costs due to the cancelling of certain projects as a result of the economic downturn and favorable foreign currency impact.

R&D expenses in the nine months ended July 31, 2009, decreased $8.7 million or 15.3% compared to the nine months ended July 31, 2008 primarily driven by a $5.9 million reduction in personnel and outside services costs due to the cancelling of certain projects as a result of the economic downturn and favorable foreign currency impact and the non recurrence of a $2.7 million write-off of capitalized software costs recorded in the first quarter of fiscal year 2008.

We expect R&D expenses over the next few quarters to be relatively flat in absolute amounts, assuming a stable currency environment, until we have better visibility of sustained economic growth.

Sales and Marketing Expenses

Sales and marketing expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended July 31,				Nine Months Ended July 31,
	2009	2008	Net Change	Percentage Change	2009	2008	Net Change	Percentage Change
Sales and marketing	$17,079	$23,540	$(6,461)	-27.4%	$53,701	$70,945	$(17,244)	-24.3%
Percentage of net revenues	8.1%	9.1%			8.6%	10.5%

Sales and marketing expenses decreased $6.5 million, or 27.4%, for the three months ended July 31, 2009 compared to the three months ended July 31, 2008 primarily attributable to a $3.2 million decrease in personnel costs as a result of a worldwide headcount reduction and favorable exchange rates, a $1.3 million decrease in travel, trade shows, events and marketing communication expenses, a $0.8 million decrease in outside services all largely as a result of cost reductions in response to the global recession and a $0.6 million reduction in restructuring expense. These decreases were partially offset by a $0.5 million net increase in stock-based compensation expense.

Sales and marketing expenses decreased $17.2 million or 24.3% for the nine months ended July 31, 2009 compared to the nine months ended July 31, 2008 primarily attributable to a $6.8 million decrease in personnel costs as a result of a worldwide headcount reduction and favorable exchange rates, a $4.6 million decrease in travel, trade shows, events and marketing communication expenses, a $2.6 million decrease in outside services all largely as a result of cost reductions in response to the global recession and a $1.8 million reduction in restructuring expense. These decreases were partially offset by a $0.8 million net increase in stock-based compensation expense.

We expect sales and marketing expenses to be relatively flat in absolute terms, assuming a stable currency environment, until we have better visibility of sustained economic growth.

General and Administrative Expenses

General and administrative expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended July 31,				Nine Months Ended July 31,
	2009	2008	Net Change	Percentage Change	2009	2008	Net Change	Percentage Change
General and administrative	$8,506	$35,863	$(27,357)	-76.3%	$57,471	$93,183	$(35,712)	-38.3%
Percentage of net revenues	4.0%	13.9%			9.2%	13.8%

General and administrative expenses decreased $27.4 million, or 76.3%, in the three months ended July 31, 2009 compared to the three months ended July 31, 2008. The decrease was primarily due to the non-recurrence of $15.4 million in restatement costs related to the restatement of the 2007 interim financial results in fiscal year 2008, a $7.2 million reversal of the Lipman pre-acquisition contingency accrual for the Brazilian importation tax assessment that was dismissed in the third quarter of fiscal year 2009, a $2.2 million reduction in contractors, temporary and professional services fees as result of cost reduction initiatives and a $1.1 million reduction in legal fees largely resulting from the settlement of a commercial litigation matter in the second quarter of fiscal year 2009. Additionally, there was a $0.7 million decrease in recruiting fees and a $0.8 million decrease in restructuring related expenses.

General and administrative expenses decreased $35.7 million, or 38.3%, in the nine months ended July 31, 2009 compared to the nine months ended July 31, 2008. The decrease was primarily due to the non-recurrence of $33.5 million of restatement costs related to the restatement of the 2007 interim financial results in fiscal year

2008, a $7.2 million reversal of the Lipman pre-acquisition contingency accrual for the Brazilian importation tax assessment that was dismissed in the third quarter of fiscal year 2009, a $2.9 million reduction in contractors, temporary and professional services fees mainly driven by cost reduction initiatives and a $0.8 million reduction in recruiting charges. Partially offsetting these decreases were a $3.4 million net increase in stock-based compensation expense mainly as a result of the surrender of certain options, a $3.1 million increase in professional fees for tax-related services mainly due to increased activity levels in the tax accounting and internal audit functional areas as a result of remediation related activities, a $1.0 million increase in legal expense in connection with settlement of a case.

We expect general and administrative expenses, assuming a stable currency environment, to be higher primarily because of the non-recurring nature of the $7.2 million reversal of the Lipman pre-acquisition contingency accrual for the Brazilian importation tax assessment recorded in the third quarter of fiscal year 2009.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets decreased $1.3 million and $3.3 million in the three and nine months ended July 31, 2009, respectively, compared to the same periods in fiscal year 2008 primarily as a result of the reduction in carrying value caused by the $26.6 million impairment charge recorded in the fourth quarter of fiscal year 2008.

Impairment of Goodwill

We performed our annual impairment test of goodwill as of August 1, 2008 in accordance with SFAS No. 142 which did not result in an impairment of goodwill. However, in light of our operating results in the fourth quarter of fiscal year 2008, we reduced our projected future cash flow significantly, which resulted in an indicator of possible impairment of goodwill and long-lived assets as defined under SFAS No. 142 and SFAS No. 144, requiring us to perform an impairment test as of October 15, 2008. Following the impairment test, we recorded impairment charges of $262.5 million for goodwill and $26.6 million for developed and core technology intangible assets in the fourth quarter of fiscal year 2008.

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

As a result of the goodwill impairment test, we concluded that the carrying amount of the North America and Asia reporting units exceeded their implied fair values and recorded an estimated impairment charge of $178.2 million in the Corporate segment during the first quarter of fiscal year 2009. We finalized the goodwill evaluation process and recorded a $2.7 million reduction of impairment charge during the second quarter of fiscal year 2009. The final impairment charge was $175.5 million. The net carrying value of goodwill in North America and International segments was reduced by $65.6 million and $109.9 million, respectively, as a result of the impairment charges. See Note 2. “Goodwill and Purchased Intangible Assets” for additional information.

The long-lived assets impairment tests in our first and third quarter of fiscal year 2009 did not result in additional impairment charges.

We will continue to evaluate the carrying value of our remaining goodwill and intangible assets and if we determine in the future that there is a potential further impairment in any of our reporting units, we may be required to record additional charges to earnings which could adversely affect our financial results.

Interest Expense

Interest expense decreased $7.4 million and $13.2 million, respectively, in the three and nine months ended July 31, 2009 compared to the three and nine months ended July 31, 2008 primarily attributable to lower effective interest rates on our Term-B loan as LIBOR rates declined substantially over the periods and the reversal of $5.1 million of accrued interest related to a Lipman pre-acquisition contingency accrual for the Brazilian importation tax assessment that was dismissed in the third quarter of fiscal year 2009. See Note 11. “Commitment and Contingencies” for additional information.

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

Interest Income

Interest income decreased $0.9 million and $3.4 million, respectively, in the three and nine months ended July 31, 2009 compared to the same periods in fiscal year 2008. These decreases were attributable to the lower effective interest rates during the three and nine months ended July 31, 2009 partially offset by the impact of higher average cash balances.

Other Income (Expense), Net

Other income (expense), net decreased $4.9 million during the three months ended July 31, 2009 compared to the three months ended July 31, 2008 primarily resulting from a $4.3 million foreign exchange loss from the increase in the U.S. dollar value of a tax accrual denominated in Israeli shekels, as the shekel appreciated approximately 10% against the U.S. dollar during this period.

Other income (expense), net increased $19.5 million during the nine months ended July 31, 2009 compared to the nine months ended July 31, 2008 mainly due to a $13.1 million gain on extinguishment of debt and a $6.5 million decrease in net foreign exchange losses, as the un-hedged Israeli tax accrual produced $5.5 million more foreign currency losses in the nine months ended July 31, 2008 compared to the nine months ended July 31, 2009.

Provision for Income Tax

We recorded an income tax provision of $0.7 million for the three months ended July 31, 2009 compared to an income tax provision of $7.4 million for the three months ended July 31, 2008. The income tax provision for the three months ended July 31, 2009 is primarily composed of income taxes on foreign operations, as well as U.S. income taxes, net of valuation allowance impacts. For the three months ended July 31, 2008, the Company recorded a tax provision for certain profitable foreign jurisdictions notwithstanding an expected loss for the full fiscal year on a consolidated basis

We recorded an income tax provision of $3.0 million for the nine months ended July 31, 2009 compared to an income tax provision of $14.2 million for the nine months ended July 31, 2008. The decrease in the provision for income taxes for the nine months ended July 31, 2009 is primarily attributable to the fact that during the first quarter of fiscal year 2009, the company recorded various discrete benefits related to the reversal of deferred tax liability associated with the goodwill impairment for GAAP purposes, and a provision to return benefit and other discrete items combined with reduced taxable profits in several jurisdictions for the comparable periods.

As of July 31, 2009, we remain in a net deferred tax liability position. The realization of the deferred tax assets is primarily dependent on our ability to generate sufficient U.S. and foreign taxable income in future periods. Management has determined that it is not more likely than not the deferred tax assets in the U.S. and certain foreign jurisdictions will be realized and as such we continue to record a full valuation allowance against these assets as of July 31, 2009. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters as we reevaluate the underlying basis for our estimates of future domestic and certain foreign taxable income.

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

Effective November 1, 2007, we adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes. We have recorded our FIN 48 liability as a long-term liability as we do not expect significant payments to occur over the next 12 months. Our existing tax positions will continue to generate an increase in liabilities for uncertain tax benefits. We will continue to recognize interest and penalties related to income tax matters in income tax expense. The amount of unrecognized tax benefits could be reduced upon closure of tax examinations or if the statute of limitations on certain tax filings expires without assessment from the tax authorities. We believe that it is reasonably possible that there could be a reduction in unrecognized tax benefits due to statute of limitation expirations in multiple tax jurisdictions during the next 12 months of zero to $1.9 million. Interest and penalties accrued on these uncertain tax positions will also be released upon the expiration of statutes of limitations.

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

In fourth quarter of fiscal year 2008, we revised the methodology for business segment operating loss reporting. Distribution center costs and certain warranty and royalty costs, which were previously allocated to the Corporate segment, were reallocated based on ship-to locations. Restructuring costs which were previously allocated to the International and North America segments were reallocated to the Corporate segment. The following table presents net revenues and operating income (loss) for our segments for the three and nine months ended July 31, 2009 and 2008 (in thousands):

	Three Months Ended July 31,				Nine Months Ended July 31,
	2009	2008	Net Change	Percentage Change	2009	2008	Net Change	Percentage Change
Net revenues
International	$122,337	$161,197	$(38,860)	-24.1%	$370,841	$412,303	$(41,462)	-10.1%
North America	89,035	97,783	(8,748)	-8.9%	256,379	265,790	(9,411)	-3.5%
Corporate	(124)	(282)	158	56.0%	(335)	(873)	538	61.6%

Total net revenues	$211,248	$258,698	$(47,450)	-18.3%	$626,885	$677,220	$(50,335)	-7.4%

		(Revised)				(Revised)
Operating income (loss)
International	$26,822	$31,684	$(4,862)	-15.3%	$85,770	$75,347	$10,423	13.8%
North America	31,255	33,689	(2,434)	-7.2%	88,194	87,780	414	0.5%
Corporate	(32,055)	(60,094)	28,039	46.7%	(318,411)	(184,150)	(134,261)	-72.9%

Total operating income (loss)	$26,022	$5,279	$20,743		$(144,447)	$(21,023)	$(123,424)

International Segment

International total net revenues decreased $38.9 million, or 24.1%, for the three months ended July 31, 2009 as compared to the same period in 2008 primarily driven by a $41.0 million decrease in System Solutions net revenues partially offset by a $2.1 million increase in Services net revenues. International total net revenues decreased $41.5 million, or 10.1%, for the nine months ended July 31, 2009 as compared to the same period in 2008 primarily due to a $44.2 million decrease in System Solutions net revenues partially offset by a $2.7 million increase in Services net revenues. See “Results of Operations — Net Revenues.”

International operating income decreased $4.9 million or 15.3% for the three months ended July 31, 2009 compared to the three months ended July 31, 2008 mainly due to a decrease in net revenues partially offset by a decrease in operating expenses. International operating income increased $10.4 million, or 13.8% for the nine months ended July 31, 2009 compared to the nine months ended July 31, 2008 mainly due to a decrease in operating expenses.

North America Segment

North America total net revenues decreased $8.7 million, or 8.9% for the three months ended July 31, 2009 as compared to the three months ended July 31, 2008 primarily due to a $5.5 million decrease in Systems Solutions net revenues and a $3.2 million decrease in Services net revenues. North America total net revenues decreased $9.4 million, or 3.5% for the nine months ended July 31, 2009 as compared to the nine months ended July 31, 2008 primarily due to a $2.3 million decrease in Systems Solutions net revenues and a $7.1 million decrease in Services net revenues. See “Results of Operations — Net Revenues.”

Operating income decreased $2.4 million, or 7.2% in the North America segment for the three months ended July 31, 2009 compared to the three months ended July 31, 2008 mainly due to a decrease in net revenues partially offset by decreased operating expenses. North America operating income increased $0.4 million, or 0.5% in the nine months ended July 31, 2009 compared to the nine months ended July 31, 2008 mainly due to a decrease in operating expenses partially offset by a decline in gross profit.

Corporate Segment

Corporate operating loss decreased $28.0 million, or 46.7% for the three months ended July 31, 2009 as compared to the three months ended July 31, 2008 primarily due to the non-recurrence of $15.7 million in restatement costs related to the restatement of the 2007 interim financial results in fiscal year 2008, a $7.2 million reversal of the Lipman pre-acquisition contingency accrual for the Brazilian importation tax assessment that was dismissed in the third quarter of fiscal year 2009, a $4.4 million reduction in general operating expenses, a $4.2 million reduction in amortization of purchased core and developed technology assets and a $1.9 million decrease in restructuring expenses. These decreases were partially offset by a net $2.7 million increase in product situation warranty reserves and a $0.5 million net increase in stock-based compensation.

Corporate operating loss increased $134.3 million, or 72.9% for the nine months ended July 31, 2009 compared to the nine months ended July 31, 2008 primarily due to $175.5 million goodwill impairment charge recorded in the first half of fiscal year 2009, a $16.9 million increase in excess and obsolescence and scrap charges due to the deteriorating macroeconomic environment, a $4.6 million net increase in stock-based compensation due primarily to the surrender of certain option grants, a $1.1 million increase in product situation warranty reserves and a $1.0 million increase in legal expense in connection with settlement of a case. These increases were partially offset by the non-recurrence of $33.5 million in restatement costs related to the restatement of the 2007 interim financial results in fiscal year 2008, a $12.1 million reduction in amortization of purchased core and developed technology assets, a $7.8 million decrease in general operating expenses, a $7.2 million reversal of the Lipman pre-acquisition contingency accrual for the Brazilian importation tax assessment that was dismissed in the third quarter of fiscal year 2009 and a $5.2 million decrease in restructuring expenses.

Liquidity and Capital Resources

	Nine Months Ended July 31,
	2009	2008
Net cash provided by (used in):
Operating activities	$127,350	$(2,520)
Investing activities	(10,665)	(32,904)
Financing activities	(23,759)	(2,647)
Effect of exchange rate fluctuation on cash and cash equivalents	4,726	5,084

Net increase (decrease) in cash and cash equivalents	$97,652	$(32,987)

Our primary liquidity and capital resource needs are to service our debt, finance working capital, and to make capital expenditures and investments. At July 31, 2009, our primary sources of liquidity were cash and cash equivalents of $254.8 million and $25.0 million was available to us under our revolving credit facility.

We believe that we have the financial resources to meet our business requirements for the next twelve months, including capital expenditures, working capital requirements, and future strategic investments, and to comply with our financial covenants.

Operating Activities

Net cash flow from operating activities was $127.4 million for the nine months ended July 31, 2009.

Cash provided by operations before changes in working capital amounted to $71.8 million for the nine months ended July 31, 2009 and consisted of a $141.5 million net loss adjusted for $213.3 million of non-cash items consisting primarily of impairment of goodwill, amortization of purchased intangible assets, stock-based compensation expense, gain on reversal of a Lipman pre-acquisition contingency, gain on extinguishment of debt, depreciation and amortization of property, plant, and equipment, amortization and write-off of capitalized software and amortization of debt issuance costs.

Changes in working capital resulted in a $55.6 million increase in cash and cash equivalents during the nine months ended July 31, 2009. The main drivers of this increase were as follows:

•

A $70.0 million decrease in inventories mainly due to lower year over year sales volume, winding down of the strategic inventory ramp up at the end of fiscal year 2008 and improvements in inventory management as the company focused on maintaining a strong cash position due to economic conditions; and

•	A $12.6 million decrease in prepaid expenses due to the timing of income and value added taxes and expense payments;

Offset by:

•

A $28.8 million decrease in accounts payable and accrued expenses and other liabilities primarily due to a reduction in accrued liabilities, timing of payments of accrued interest and vendor invoices, the decrease in inventory purchases and a reduction in general and administrative expenses; and

•	A $5.7 million increase in accounts receivable due to the timing of billings and cash collections.

Investing Activities

Cash used in investing activities was $10.7 million in the nine months ended July 31, 2009, and primarily consisted of $7.7 million in purchases of property, plant and equipment, $1.7 million used in capitalized software development costs and $1.3 million used in business acquisitions.

Financing Activities

The $23.8 million of cash used in financing activities in the nine months ended July 31, 2009 primarily consisted of a $32.4 million repayment of debt and advances against banker’s acceptances. The $32.4 million repayment of debt included $19.8 million used to purchase a portion of our outstanding 1.375% Convertible Notes, $3.8 million of Term B loan repayments and $8.6 million of repayments of advances against banker’s acceptances. These payments were partially offset by $8.6 million of proceeds from advances against banker’s acceptances.

Contractual Obligations

The following table summarizes our contractual obligations as of July 31, 2009 (in thousands):

	For the Fiscal Years Ending October 31,
	2009 (2)	2010	2011	2012	2013	After 2013	Total
Term B Loan (including interest) (1)	$3,025	$11,948	$11,793	$11,656	$217,733	$—	$256,155
Senior convertible notes (including interest)	—	3,898	3,888	286,638	—	—	294,424
Capital lease obligations	62	89	89	45	—	—	285
Operating leases	3,066	10,248	8,144	6,641	5,299	7,082	40,480
Minimum purchase obligations	52,378	6,282	—	—	—	—	58,660

	$58,531	$32,465	$23,914	$304,980	$223,032	$7,082	$650,004

(1)	Interest in the above table has been calculated using the rate in effect at July 31, 2009.

(2)	The 2009 balances represent the obligations for the remaining 3 months of fiscal year 2009.

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

On an ongoing basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, inventory valuation, product returns reserves, allowance for doubtful accounts, warranty costs, contingencies and litigation, income taxes, accounting for goodwill and long-lived assets, stock-based compensation, business combinations and restructuring. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Goodwill

We performed our annual impairment test of goodwill as of August 1, 2008 in accordance with SFAS No. 142 which did not result in an impairment of goodwill. However, in light of our fourth quarter operating results, we reduced our projected future cash flow significantly, which resulted in an indicator of possible impairment of goodwill and long-lived assets as defined under SFAS No. 142 and SFAS No. 144, requiring us to perform an impairment test as of October 15, 2008 (our fourth fiscal quarter of FY 2008). During November 2008, the macroeconomic environment worldwide continued to weaken. This was caused by the illiquidity of the credit markets, difficulties in the banking and financial services sectors, falling consumer confidence and rising unemployment rates. The Company’s stock price and market capitalization declined significantly which was considered an indicator of possible impairment of goodwill and long-lived assets triggering the necessity of an additional impairment test as of December 1, 2008 (our first fiscal quarter of fiscal year 2009).

When performing our impairment tests in fiscal year 2008 and 2009, we: (1) allocate goodwill to our various reporting units to which the acquired goodwill relates; (2) estimate the fair value of our reporting units; and (3) determine the carrying value (i.e. book value) of those reporting units, as some of the assets and liabilities related to those reporting units are not held by those reporting units but at the general corporate level.

We considered three generally accepted approaches to valuation in preparing our goodwill impairment assessment. These approaches are commonly referred to as the income approach, market approach and cost approach. Consistent with prior periods, we selected the income approach, and specifically the discounted cash flow (“DCF”) method, to derive the fair value of each of our reporting units. The DCF approach calculates fair value by estimating the after-tax cash flows to a present value using a risk-adjusted discount rate. We selected this method as being the most meaningful in conducting our goodwill assessments because we believe it most appropriately measures our income producing assets.

In applying the income approach to our accounting for goodwill, we made certain assumptions as to the amount and timing of future expected cash flows, terminal value growth rates and appropriate discount rates. The amount and timing of future cash flows within our DCF analysis is based on our most recent long-term forecasts of the expected future financial performance of each of the reporting units, including projections of revenues, costs of sales, operating expenses, income taxes, working capital requirements, and capital expenditures. The terminal value growth rate is used to calculate the value of cash flows beyond the last projected period in our DCF analysis and reflects our best estimates for stable, perpetual growth of our reporting units. We use the weighted average cost of capital (“WACC”) as a basis for determining the discount rates to apply to our reporting units’ future expected cash flows.

Due to the weakening of the macroeconomic environment primarily driven by the illiquidity of the credit markets, difficulties in the banking and financial services sectors, falling consumer confidence, and rising unemployment rates, the Company’s stock price and market capitalization declined significantly. As a result, our estimated WACC increased from 19.4 percent for the goodwill impairment assessment in the fourth quarter of fiscal 2008 to 29.0 percent for our interim impairment assessment for the first six months of fiscal 2009.

As a result of the impairment tests described above, we recorded impairment charges of $262.5 million for goodwill in the fourth quarter of fiscal year 2008 for the EMEA reporting unit. During the first quarter of fiscal year 2009, we concluded that the carrying amount of the North America and Asia reporting units exceeded their implied fair values and recorded an estimated impairment charge of $178.2 million. We finalized the goodwill evaluation process and recorded a $2.7 million reduction of impairment charge during the second quarter of fiscal year 2009. The final impairment charge was $175.5 million. The net carrying value of goodwill in North America and International segments was reduced by $65.6 million and $109.9 million, respectively. See Note 2. “Goodwill and Purchased Intangible Assets” for additional information.

The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. In estimating the fair value of a reporting unit for the purposes of our annual or periodic analyses, we make estimates and judgments about the future cash flows of that reporting unit. Although our cash flow forecasts are based on assumptions that are consistent with our plans and estimates we are using to manage the underlying businesses, there is a significant amount of judgment involved in determining the cash flows attributable to a reporting unit. In addition, we make certain judgments about allocating shared assets to the estimated balance sheets of our reporting units over its estimated remaining useful life. We also consider our and our competitor’s market capitalization on the date we perform the analysis. Changes in these assumptions and estimates could result in a goodwill impairment charge. Furthermore, a sustained decline in our market capitalization, further weakening of the macroeconomic environment or failure to meet our internal forecasts could result in changes to our evaluation of goodwill impairment in the future.

We will continue to evaluate the carrying value of our remaining goodwill and intangible assets and if we determine in the future that there is a potential further impairment in any of our reporting units, we may be required to record additional charges to earnings which could adversely affect our financial results.

Long-lived Assets

We review our long-lived assets including property and equipment, capitalized software development costs, and identifiable intangible assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. When determining the fair value of developed and core technology intangibles, we estimate the future cash flows expected to be generated through the sale of products developed from the technologies. The cash flows include our estimates of related direct costs including cost of sales and allocable selling, general and administrative, and research and development costs. The sum of the estimated scheduled cash flows calculated on an undiscounted, pretax basis, is then compared to the carrying value to test the assets for recoverability. In instances where the sum of the scheduled cash flows is lower than the recorded value, an indicator of impairment exists. We then estimate the fair value by discounting the after tax cash flows using an estimated discount rate derived from our estimated WACC, adjusted for specific risks attributed to the asset. The result is then compared to the carrying value of the asset to determine the impairment, if any.

During the nine months ended July 31, 2009, indicators of impairment existed in our first and third quarters; however, the long-lived impairment tests did not result in additional charges. During the second quarter, no indicators of impairment existed.

See Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended October 31, 2008 for additional discussion and disclosure of our critical accounting policies and estimates.

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

Interest Rates

We are exposed to interest rate risk related to our borrowings under the credit agreement we entered into on October 31, 2006. These borrowings generally bear interest based upon the one or three-month LIBOR rate. As of July 31, 2009, a 50 basis point increase in interest rates on our borrowings subject to variable interest rate fluctuations would increase our interest expense by approximately $1.1 million annually. We generally invest most of our cash in overnight and short-term instruments, which would earn more interest income if market interest rates rise and less interest income if market interest rates fall.

Foreign Currency Risk

A majority of our sales are made to customers outside the United States. A substantial portion of the net revenues we generate from such sales is denominated in currencies other than the U.S. dollar. Additionally, portions of our cost of net revenues and other operating expenses are incurred by our international operations and are denominated in local currencies. For consolidated reporting, revenue and expenses denominated in non-US currencies are translated to U.S. dollars at average currency exchange rates for the period (“P&L Exposures”). Thus, even if foreign currency results were stable, fluctuating currency rates produce volatile reported results. We have made limited efforts to mitigate P&L Exposures by hedging with currency derivatives. As of July 31, 2009, we have no outstanding forward contracts designated as a Cash Flow Hedge pursuant to SFAS No. 133.

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

Our outstanding forward contracts as of July 31, 2009 are presented in the table below. All forward contracts are representative of the expected payments to be made under these instruments. The fair market value of the contracts represents the difference between the spot currency rate at July 31, 2009 and the contracted rate. All of these forward contracts mature within 35 days of July 31, 2009 (in thousands):

	Currency	Local Currency Contract Amount	Currency	Contracted Amount	Fair Market Value at July 31, 2009
Contracts to buy USD
Brazilian real	BRL	(26,000)	USD	13,673	$44
British pound	GBP	(800)	USD	1,309	(1)
Canadian dollar	CAD	(8,500)	USD	7,788	(22)
Chinese yuan	CNY	(95,000)	USD	13,907	(2)
Euro	EUR	(16,700)	USD	23,436	1
India rupee	INR	(200,000)	USD	4,138	12
Mexican peso	MXN	(20,000)	USD	1,501	(1)
Polish Zloty	PLN	(11,500)	USD	3,835	(6)

					$25
Contracts to sell USD
Australian dollar	AUD	4,000	USD	(3,258)	$2
Israeli shekel	ILS	38,000	USD	(10,188)	(35)

					$(33)

					$(8)

As of July 31, 2009, our Balance Sheet Exposures amounted to $81.7 million and were offset by forward contracts with a notional amount of $83.1 million. Based on our net exposures as of July 31, 2009, a 10% movement of currency rate would result in a gain or loss of $0.1 million.

Hedging of our Balance Sheet Exposures may not always be effective to protect us against currency exchange rate fluctuations, particularly in the event of imprecise forecasts of non-U.S. denominated assets and liabilities. In addition, at times we have not fully hedged our Balance Sheet Exposures, leaving us at risk to foreign exchange gains and losses on the un-hedged amounts. Furthermore, historically we have not hedged our P&L Exposures. Accordingly, if there were an adverse movement in exchange rates, we might suffer significant losses. For instance, for the nine months ended July 31, 2009 and 2008, we recorded $0.6 million and $7.1 million in net foreign currency losses, respectively, despite our hedging activities.

Equity Price Risk

In June 2007, we sold $316.2 million aggregate principal amount of 1.375% Senior Convertible Notes due 2012 (the “Notes”) which may be converted prior to maturity into cash and shares of our common stock upon the occurrence of certain events. In April 2009, we repurchased and extinguished $33.5 million par value of our outstanding Notes. As of July 31, 2009, the remaining par value of the Notes was $282.7 million. The conversion price of the Notes at issuance was approximately $44.02 per share. Upon conversion, we would pay the holder the cash value of the applicable number of shares of our common stock, up to the principal amount of the Notes. Amounts in excess of the principal amount, if any, would be paid in our common stock. Concurrently with the issuance of the Notes, we entered into note hedge transactions to reduce the financial impact from the conversion of the Notes and to mitigate any negative effect such conversion may have on the price of our common stock. We entered into the note hedge transactions with Lehman Brothers OTC Derivatives (“Lehman Derivatives”) and JP Morgan Chase Bank National Association, London Branch whereby we purchased options to purchase approximately 7.2 million shares of our common stock at a price of $44.02 per share and sold warrants to the same counterparties whereby they have the option to purchase 7.2 million shares of our common stock at a price of approximately $62.36.

The filing by Lehman Brothers of a voluntary Chapter 11 bankruptcy petition in September 2008 constituted an “event of default” under the note hedge transactions with Lehman Derivatives. On September 21, 2008, we delivered a notice of termination to Lehman Derivatives to cancel 3.6 million options we purchased.

As of July 31, 2009, following the termination of the note hedge transaction with Lehman Derivatives as described above, we held an option to purchase up to 3.6 million shares of our common stock at $44.02, and have outstanding warrants for 7.2 million shares of our common stock at $62.36. Therefore, there is no impact if the share price of our common stock is below $44.02. For every $1 increase in the share price of our common stock from $44.02 up to $62.36, we expect to issue the equivalent of $3.6 million in shares of our common stock (at the relevant share price). For every $1 increase in the share price of our common stock above $62.36, we will be required to issue the equivalent of $7.2 million in shares of our common stock.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of July 31, 2009.

Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Chief Financial Officer), our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2009, in light of the material weakness described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management’s assessment identified the following material weakness in our internal control over financial reporting as of July 31, 2009.

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

As a result of the identified material weaknesses, our management concluded that, as of July 31, 2009, our internal control over financial reporting was not effective.

Changes in Internal Controls and Procedures

As of October 31, 2008, there were three identified material weaknesses. Since then, management has implemented numerous controls and procedures and hired additional accounting personnel with the intent to remediate these identified material weaknesses.

We believe that due to the controls and procedures which were implemented as of April 30, 2009, together with the additional personnel hired, we have remediated the two material weaknesses described below under “Material Weakness I — Personnel” and “Material Weakness II — Monitoring.” We will continue to test the operating effectiveness of these controls throughout the rest of fiscal 2009 to ensure that such controls are operating effectively. Our independent registered public accounting firm will test the design and operating effectiveness of these controls in connection with its audit of our internal control over financial reporting as of October 31, 2009. Below we have noted these two material weaknesses with the corresponding remediation efforts for each material weakness.

Material Weakness I — Personnel:

We experienced an entity-level material weakness in the control environment related to our period-end financial reporting process due to an insufficient number of qualified personnel with the required proficiency to apply our accounting policies in accordance with U.S. GAAP. This material weakness contributed to adjustments in several accounts during the fiscal year ended October 31, 2008. The accounts most affected included capitalized software development costs, inventories, accounts payable and cost of net revenues; however, this material weakness could impact all financial statement accounts, with a higher likelihood for accounts subject to non-routine or estimation processes, such as inventory reserves and income taxes. Remediation efforts include the following:

•

We have added qualified accounting and finance personnel who have sufficient knowledge and experience in generally accepted accounting principles, cost accounting, tax, and management of financial systems. Senior additions include a Vice President of Treasury, a Treasury Assistant, a Vice President of Accounting and Reporting, and a Controller for our UK office. In addition, during fiscal year 2008, we added a Director of Supply Chain Finance along with three other individuals in this department.

•

During the second half of fiscal year 2008, we hired a Vice President of Internal Audit to enhance this corporate function. Subsequently, during the latter part of fiscal year 2008 and up through the second quarter of fiscal year 2009, we further expanded our internal audit department to include four additional internal audit staff, three of which are experienced audit managers that hold accounting/audit certifications.

•	We have added four additional accounting analysts throughout the world and upgraded our staff in one of our Latin American divisions.

•	We have enhanced the segregation of duties between the financial planning and the accounting and control functions by realigning key personnel to ensure conflicts no longer exist.

•

We implemented an ongoing training program for our regional accounting personnel to strengthen their understanding of U.S. Generally Accepted Accounting Principles and our accounting policies and procedures as well as the revised monitoring requirements.

Material Weakness II — Monitoring:

We experienced an entity-level material weakness in control activities related to the design and operation of our supervision, monitoring, and monthly financial statement review processes. This material weakness contributed to adjustments in several accounts during the fiscal year ended October 31, 2008. The accounts most affected included capitalized software development costs, inventories, accounts payable and cost of net revenues; however, this material weakness could impact all financial statement accounts. In addition to the remediation efforts listed above with respect to the personnel material weakness, which also address this material weakness, we have undertaken the following process changes:

•	We have expanded our review over manual journal entries by requiring a more senior level review over certain dollar limits to ensure entries were properly supported.

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

•

As noted above, we implemented an ongoing training program for our regional accounting personnel to strengthen their understanding of U.S. Generally Accepted Accounting Principles and our accounting policies and procedures as well as the revised monitoring requirements.

•

For certain key accounts (including but not limited to capitalized software, inventory, accounts receivable and deferred revenue), we have added additional analysis at both the local and corporate levels which include, but are not limited to, utilizing standardized spreadsheets and reports from the company-wide ERP system.

Although we have implemented additional controls and procedures and hired additional dedicated tax personnel with the intent to remediate, as noted above, as of July 31, 2009 we have not yet remediated the transaction-level material weakness in the design and operating effectiveness of controls related to income taxes. We have identified below the steps we have taken and the steps we are taking over the remaining months of our fiscal year 2009 to remediate this remaining identified material weakness.

•

We have hired dedicated in-house professional tax staff that will focus on tax matters. We engaged a Vice President of Tax in October 2008, who we subsequently hired, and in June 2009, we hired a tax director and a tax manager, both with substantial relevant tax experience. We will continue to evaluate our staffing needs for dedicated in-house professional tax staff to ensure we have adequate staffing.

•	We established a uniform policy and procedure for recording tax entries.

•	We developed internal policies and continue to refine our procedures to assure timely receipt of international data to allow more robust review and analysis.

•

We implemented procedures to analyze tax accounts on a quarterly basis locally and at the corporate level including, for example, review and analysis of tax payments, refunds and accruals. We will continue to evaluate the information received and refine the procedures as necessary.

•

We provide ongoing training for our regional accounting personnel to strengthen their understanding of U.S. Generally Accepted Accounting Principles and the Company’s tax accounting policies and procedures.

We believe we will complete the required remedial actions for this remaining material weakness by the end of our fiscal year ending October 31, 2009. We will be testing the operating effectiveness of the above processes and controls throughout the rest of fiscal year 2009 to assess whether such processes and controls are operating effectively. Our independent registered public accounting firm will test the design and operating effectiveness of these controls and processes in connection with its audit of our internal control over financial reporting as of October 31, 2009. The material costs associated with the above remedial actions include ongoing compensation expenses for the newly hired tax staff and engagement fees for third party tax consulting firms to assist with the design and implementation of the new processes and controls. We do not anticipate that we will incur any additional material costs to implement these remediation efforts.

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

As described under “Item 9A — Controls and Procedures” in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008, our internal processes and controls have been inadequate because we have identified material weaknesses in our internal control over financial reporting and we have determined that our disclosure controls and procedures were not effective. These weaknesses, such as weakness in control activities related to income taxes and financial statement review processes and having insufficient number of qualified finance personnel, contributed to our need to restate previously reported interim financial information for each of the first three quarters of our fiscal year ended October 31, 2007, and to the delays in the filing of our Annual Report on Form 10-K for fiscal year 2007. We also were unable to file our quarterly reports on Form 10-Q for our fiscal quarters ended January 31, 2008 and April 30, 2008 on a timely basis. We have implemented and intend to continue to implement a number of additional and enhanced processes and controls to improve our internal control over financial reporting as described under “Item 4 – Controls and Procedures” in this Form 10-Q. However, if we are unsuccessful in adequately implementing these processes and controls, we may be unable to comply with Exchange Act Rules 13a-15 and 15d-15, which specify the processes and controls that public companies are required to have in place, and we may be unable to provide the executive certificates required by Exchange Act Rules 13a-15 and 15d-15 in our quarterly and annual reports. Even if we implement such controls, there can be no assurance that these controls will be sufficient to detect or prevent future errors in financial reporting. We have devoted additional resources to our financial control and reporting requirements, including hiring additional qualified employees in these areas. We expect to hire additional employees and may also engage additional consultants in these areas. Competition for qualified financial control and accounting professionals in the geographic areas in which we operate is keen and there can be no assurance that we will be able to hire and retain these individuals.

If current macroeconomic conditions persist or worsen, our business and results of operations could be further adversely affected.

The U.S. and international economy and financial markets have experienced significant slowdown and volatility due to uncertainties related to energy prices, availability of credit, difficulties in the banking and financial services sectors, softness in the housing, retail and consumer markets, severely diminished market liquidity, geopolitical conflicts, falling consumer confidence and rising unemployment rates. This slowdown has and could further lead to reduced demand for our products if customers decide to delay or reduce deployment of electronic payment systems, which in turn would reduce our revenues and adversely affect our business, financial condition and results of operations. In particular, the slowdown and volatility in the global markets have resulted in softer demand in the financial and retail sectors, pricing pressures and more conservative purchasing decisions by customers, including a tendency toward lower-priced products and lower volume of purchases, which could negatively impact our revenues, gross margins and results of operations. In some countries where we do business, the weakened economy has lead to economic instability which has negatively affected sales, an example of which is decreased purchasing power due to currency devaluations. In addition to a reduction in sales, our profitability may decrease during downturns because we may not be able to reduce costs at the same rate as our sales decline. Given the current unfavorable economic environment, our customers may have difficulties obtaining capital at adequate or historical levels to finance their ongoing business and operations, which could impair their ability to make timely payments to us. We are unable to predict the likely duration and severity of the current disruption in the financial markets and adverse economic conditions in the U.S. and other countries and such conditions, if they persist or worsen, will further adversely impact our business, operating results, and financial condition.

We depend on a limited number of customers, including distributors and resellers, for a large percentage of our System Solutions sales. If we do not effectively manage our relationships with them, our net revenues and operating results will suffer.

A significant percentage of our net revenues are attributable to a limited number of customers, including distributors and ISOs. For the first nine months of 2009, our ten largest customers accounted for approximately 31% of our net revenues. Although no individual customer accounted for more than 10% of net revenues in the first nine months of fiscal year 2009, three customers accounted for approximately 13.2% of our net revenues in that period. In addition, as of July 31, 2009, one customer accounted for 13.9% of the Company’s accounts receivable. If any of our large customers significantly reduces or delays purchases from us or if we are required to sell products to them at reduced prices or on other terms less favorable to us, our revenues and income could be materially adversely affected.

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

During the fiscal year ended October 31, 2008, and the nine months ended July 31, 2009, approximately 65.2% and 63.1%, respectively, of our net revenues were generated outside of the United States. We expect our percentage of net revenues generated outside of the United States to increase in the coming years. Part of our strategy is to expand our penetration in existing foreign markets and to enter new foreign markets and in particular to enter new emerging markets. Our ability to penetrate some international markets may be limited due to different technical standards, protocols or product requirements. Expansion of our international business will require significant management attention and financial resources. Our international net revenues will depend on our continued success in the following areas:

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

Many of these factors typically become more prevalent during periods of economic stress; therefore, current global economic differences may exacerbate certain of these risks. For example, we are subject to foreign currency risk and economic and political instability can lead to significant and unpredictable volatility in currency rates, including significant currency devaluations, which may negatively impact our revenues, gross margins, results of operations and financial position. Although we engage in some hedging of our foreign currency exposures, we do not hedge all such exposures and our hedging arrangements may not always be effective. See “Foreign Currency Risk” under Item 3. “Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-Q. In addition, compliance with foreign and U.S. laws and regulations that are applicable to our international operations is complex and may increase our cost of doing business in international jurisdictions and our international operations could expose us to fines and penalties if we fail to comply with these regulations. These laws and regulations include import and export requirements, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials. Although we have implemented policies and procedures designed to ensure compliance with these laws, there can be no assurance that our employees, contractors, and agents will not take actions in violation of our policies, particularly as we expand our operations through organic growth and acquisitions. For example, two of the Company’s Brazilian subsidiaries that were acquired as a part of the Lipman acquisition have been notified of assessments regarding Brazilian customs penalties that relate to alleged infractions in the importation of goods. See “Part II Item 1 — Legal Proceedings” of this Quarterly Report on Form 10-Q. Any such violations could subject us to civil or criminal penalties, including the imposition of substantial fines and interest or prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our reputation, our brand, our international expansion efforts, our business, and negatively impact our operating results. In addition, if we fail to address the challenges and risks associated with international expansion and acquisition strategy, we may encounter difficulties implementing our strategy, which could impede our growth or harm our operating results.

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

Revenues recognized in our fiscal quarters tend to be back-end loaded. This means that sales orders are received, product is shipped, and revenue is recognized increasingly towards the end of each fiscal quarter. This back-end loading, particularly if it becomes more pronounced, could adversely affect our business and results of operations due to a number of factors including the following:

•

the manufacturing processes at our internal manufacturing facility could become concentrated in a shorter time period. This concentration of manufacturing could also increase labor and other manufacturing costs and negatively impact gross margins. The risk of inventory write-offs could also increase if we were to hold higher inventory levels to counteract this effect;

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

We are exposed to credit risk with some of our customers and to credit exposures and currency controls in weakened markets, which could result in material losses.

A significant portion of our sales are on an open credit basis, with typical payment terms of up to 60 days in the United States and, because of local customs or conditions, longer in some international markets. In the past, there have been bankruptcies among our customer base. Although credit losses have not been material to date, future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition. Also, certain customers of ours who are invoiced in US Dollars, such as those based in Venezuela, have experienced and may continue to experience difficulties in obtaining US Dollar currency due to local currency controls, and therefore may not be able to remit timely payment to us. Additionally, to the degree that the recent turmoil in the credit markets makes it more difficult for some customers to obtain financing or access US Dollar currency, our customers’ ability to pay could be adversely impacted, which in turn could have a material adverse impact on our business, operating results and financial condition.

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

We utilize a limited number of third parties to manufacture our hardware products pursuant to our specifications and rely upon these contract manufacturers to produce and deliver products to our customers on a timely basis and at an acceptable cost. Disruptions to the business or operations of these contract manufacturers, or to their ability to produce the products we require in accordance with our and our customers’ requirements, could significantly affect our ability to fulfill customer demand on a timely basis which could materially harm our revenues and results of operations. Further, any increase in our use of these third parties to manufacture our products could exacerbate these risks. Components such as application specific integrated circuits, or ASICs, payment processors, wireless modules, modems and printer mechanisms that are necessary to manufacture and assemble our systems are sourced either directly by us or on our behalf by our contract manufacturers from a variety of component suppliers selected by us. Certain of the components are specifically customized for use in our products and are obtained from sole source suppliers on a purchase order basis. If our suppliers are unable or unwilling to deliver the quantities that we require, we would be faced with a shortage of critical components. We also experience from time to time an increase in the lead time for delivery of some of our key components. We may not be able to find alternative sources in a timely manner if suppliers of our key components become unwilling or unable to provide us with adequate supplies of these key components when we need them or if they increase their prices. If we are unable to obtain sufficient key required components, or to develop alternative sources if and as required in the future, or to replace our component and factory tooling for our products in a timely manner if they are damaged or destroyed, we could experience delays or reductions in product shipments. This could harm our relationships with our customers and cause our revenues to decline. Even if we are able to secure alternative sources or replace our tooling in a timely manner, our costs could increase.

The government tax benefits that our Israeli subsidiary currently receives require it to meet several conditions and may be terminated or reduced in the future, which could require us to pay increased taxes or refund tax benefits received in the past.

Our principal subsidiary in Israel (formerly Lipman) has received tax benefits under Israeli law for capital investments that are designated as “Approved Enterprises.” We received such tax benefits of approximately $8.0 million in 2008 and $0.1 million in 2007. We received no such tax benefits in the first nine months of fiscal year 2009. To maintain our eligibility for these tax benefits, we must continue to meet conditions, including making specified investments in property, plant, and equipment, and continuing to manufacture in Israel. If we do not comply with these conditions in the future, the benefits received could be cancelled or reduced and we could be required to pay increased taxes or refund the amounts of the tax benefits Lipman received in the past, together with interest and penalties. Also, an increase in our assembly of products outside of Israel may be construed as a failure to comply with these conditions. These tax benefits may not continue in the future at the current levels or at all. The termination or reduction of these tax benefits, or our inability to qualify for new programs, could adversely affect our results of operations. Our principal subsidiary in Israel has undistributed earnings of approximately $206.0 million, the vast majority of which are attributable to Lipman’s Approved Enterprise programs. As such, these earnings were not subject to Israeli statutory corporate tax at the time they were generated. To the extent that these earnings are distributed to the United States in the future, our Israeli subsidiary would be required to pay corporate tax at the rate ordinarily applicable to such earnings (currently between 10% and 25%) along with a 15% withholding tax. We have accrued approximately $48.4 million for taxes associated with potential future distributions of our Israeli subsidiary’s approximately $206.0 million in earnings, although the cash balance in this subsidiary was less than half that amount as of July 31, 2009.

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

We have experienced rapid growth in recent years in our operations, both internally and from acquisitions. We cannot be sure that we have made adequate allowances for the costs and risks associated with our expansion, or that our systems, procedures, and managerial controls will be adequate to support further expansion in our operations. Any delay in implementing, or transitioning to, new or enhanced systems, procedures, or controls to accommodate the requirements of our business and operations may adversely affect our ability to manage our product inventory and record and report financial and management information on a timely and accurate basis. If we are unable to successfully manage expansion, our results of operations may be adversely affected.

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

We are subject to the risk of additional litigation and regulatory proceedings or actions in connection with the restatement. We have responded to inquiries and provided information and documents related to the restatement to the SEC, the U.S. Department of Justice, the New York Stock Exchange, and the Chicago Board Options Exchange. The SEC also has interviewed several current and former VeriFone officers and employees, and we are continuing to cooperate with the SEC in responding to the SEC’s requests for information. We were the subject of a Wells Notice from the SEC stating that the Staff intends to recommend that the SEC bring a civil injunctive action against the Company, alleging violations of the federal securities laws arising from the restatement. See additional discussion under “Part II Item 1 — Legal Proceedings” of this Quarterly Report on Form 10-Q.” Although we recently settled this matter with the SEC, additional regulatory inquiries may also be commenced by other U.S. federal, state or foreign regulatory agencies. In addition, we may in the future be subject to additional litigation or other proceedings or actions arising in relation to the restatement of our historical interim financial statements. Litigation and any potential regulatory proceeding or action may be time consuming, expensive and distracting from the conduct of our business. The adverse resolution of any specific lawsuit or any potential regulatory proceeding or action could have a material adverse effect on our business, financial condition, and results of operations.

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

As a result of our acquisitions, particularly that of Lipman, we have significant goodwill and intangible assets on our balance sheet. We test goodwill and intangible assets for impairment on a periodic basis as required, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The events or changes that could require us to test our goodwill and intangible assets for impairment include a reduction in our stock price and market capitalization and changes in our estimated future cash flows, as well as changes in rates of growth in our industry or in any of our reporting units. In the fourth quarter of 2008, we recorded an impairment charge of $289.1 million for goodwill and developed technology intangible assets due to lower revenue expectations in light of current operating performance and future operating expectations. During the first fiscal quarter of 2009, we concluded that the carrying amount of the North America and Asia reporting units exceeded their implied fair values and recorded an estimated impairment charge of $178.2 million. We finalized the goodwill evaluation process and recorded a $2.7 million reduction of impairment charge during the second quarter of fiscal year 2009. The final goodwill impairment charge was $175.5 million as of April 30, 2009. We did not record any impairment charges during the fiscal quarter ended July 31, 2009.

We will continue to evaluate the carrying value of our remaining goodwill and intangible assets and if we determine in the future that there is a potential further impairment in any of our reporting units, we may be required to record additional charges to earnings which could materially adversely affect our financial results and could also materially adversely affect our business. The process of evaluating the potential impairment of goodwill and intangible assets is subjective and requires significant judgment at many points during the analysis and include estimates of our future cash flows attributable to a reporting unit or asset over its estimated remaining useful life. Any changes in our estimates, such as our estimates of the future cash flows attributable to a reporting unit or asset, or a longer or more significant decline in our market capitalization or the macroeconomic environment, could require us to record additional impairment charges which could materially adversely affect our financial results. See Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2. “Goodwill and Purchased Intangible Assets” in the Notes to the Condensed Consolidated Financial Statements for additional information related to impairment of goodwill and intangible assets.

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

We offer complex solutions that are susceptible to undetected hardware and software errors or failures. Solutions may experience failures when first introduced, as new versions are released, or at any time during their lifecycle. Defects may also arise from third party components that we incorporate into our products, such as hardware modules, chipsets or battery cells. Any product recalls as a result of errors or failures could result in the loss of or delays in market acceptance of our solutions and adversely affect our business and reputation. In July 2009, we recorded a $3.2 million warranty accrual related to a potential warranty exposure for one of our products. The amount accrued represents our current best estimate of our exposure based on relevant facts and circumstances. There is a reasonable possibility that we may incur additional warranty expense related to this product in future periods. Any significant returns or warranty claims for this product or any of our products could result in significant additional costs to us and could adversely affect our results of operations. Our customers may also run third-party software applications on our electronic payment systems. Errors in third-party applications could adversely affect the performance of our solutions.

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

The accumulation of excess or obsolete inventory has in the past resulted in and may in future periods result in price reductions and inventory write-downs and scrap, which could adversely affect our business, results of operations and financial condition. We incurred an obsolescence cost of $23.1 million and $11.8 million for obsolete inventory, scrap, and purchase commitments for excess components at contract manufacturers for the first nine months of fiscal year 2009 and the fiscal year ended October 31, 2008 respectively.

If we do not accurately forecast customer demand and effectively manage our product mix and inventory levels, we may lose sales from having too few or the wrong mix of products or incur costs associated with excess inventory.

If we improperly forecast demand for our products we could end up with too many products and be unable to sell the excess inventory in a timely manner, if at all, or, alternatively we could end up with too few products and not be able to satisfy demand. This problem is exacerbated because we attempt to closely match inventory levels with product demand leaving limited margin for error, and we generally receive a significant volume of customer orders towards the end of each fiscal quarter which leave us little room to adjust inventory mix to match demand. Also, during the transition from an existing product to a new replacement product, we must accurately predict the demand for the existing and the new product. Our inability to properly manage our inventory levels could cause us to incur increased expenses associated with writing off excessive or obsolete inventory or lose sales or have to ship products by air freight to meet immediate demand incurring incremental freight costs above sea freight costs, a preferred method, and suffering a corresponding decline in gross margins. If we do not accurately predict demand, we could also incur increased expenses associated with binding commitments to certain third party contract manufacturers which would negatively impact our gross margins and operating results. See Note 11. “Commitment and Contingencies” of Notes to our Condensed Consolidated Financial Statements in this Form 10-Q. During times of economic uncertainty, such as that of the current global economic environment, it becomes more difficult to accurately forecast demand and manage our inventory levels. Deteriorating market conditions has in the past and can in future periods cause us to incur additional costs associated with excess and obsolete inventory, scrap and excess inventory held by our contract manufacturers. For example, we incurred approximately $1.2 million of such costs for the three months ended July 31, 2009.

Our proprietary technology is difficult to protect and unauthorized use of our proprietary technology by third parties may impair our ability to compete effectively.

We may not be able to protect our proprietary technology, which could enable competitors to develop services that compete with our own. We rely on copyright, trademark, and trade secret laws, as well as confidentiality, licensing and other contractual arrangements to establish and protect the proprietary aspects of our solutions. Institution of legal proceedings to enforce our intellectual property rights could be costly and divert the efforts and attention of our management and technical personnel from other business operations. In addition, there can be no assurance that such proceedings would be determined in our favor. We do not have patent protection for certain important aspects of our current solutions. The laws of some countries in which we sell our solutions and services may not protect software and intellectual property rights to the same extent as the laws in the United States. If we are unable to prevent misappropriation of our technology, competitors may be able to use and adapt our technology. Our failure to protect our technology could diminish our competitive advantage and cause us to lose customers to competitors.

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

In fiscal year 2008 and in the first nine months of fiscal year 2009, we implemented work force reduction plans reducing the number of employees and contractors. These reductions have also required that we reassign certain employee duties. Workforce reductions and job reassignments could negatively affect employee morale, and make it difficult to motivate and retain our remaining employees and contractors, which would affect our ability to deliver our products in a timely fashion and otherwise negatively affect our business.

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

On October 31, 2006, our principal subsidiary, VeriFone, Inc., entered into a secured credit agreement consisting of a Term B Loan facility of $500.0 million and a revolving credit facility permitting borrowings of up to $40.0 million (the “Credit Facility”). The proceeds from the Term B loan were used to repay all outstanding amounts relating to an existing senior secured credit agreement, pay certain transaction costs, and partially fund the cash consideration in connection with the acquisition of Lipman on November 1, 2006. Through July 31, 2009, we had repaid an aggregate of $272.5 million, leaving a Term B Loan balance of $227.5 million at July 31, 2009.

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

If we are unable to comply with the covenants in our Credit Facility, we will be in default, which could result in the acceleration of our outstanding indebtedness. In addition, if our leverage exceeds a certain level set out in our Credit Facility, a portion of our excess cash flows must be used to pay down our outstanding debt. If acceleration occurs, we may not be able to repay our debt and we may not be able to borrow sufficient additional funds to refinance our debt. The U.S. credit markets have contracted significantly and as a result we may not be able to obtain additional financing on acceptable terms, or at all. If we were to default in performance under the Credit Facility we may pursue an amendment or waiver of the Credit Facility with our existing lenders, but there can be no assurance that the lenders would grant such an amendment or waiver and, in light of current credit market conditions, any such amendment or waiver requested is likely to be on terms, including additional fees, as well as increased interest rates and other more stringent terms and conditions that would be materially disadvantageous to us. For example, as a result of the delay in our financial reports for the 2007 fiscal year and the first two fiscal quarters of 2008, we were required to obtain amendments to our Credit Facility that resulted in an increase in the interest rate payable on our term loan and revolving commitments, as well as increases in the commitment fee for unused revolving commitments and letter of credit fees. We also paid the consenting lenders amendment fees in connection with the amendments. We expect that in light of current market conditions any lender’s fees or other terms and conditions for a covenant waiver or amendment would be substantially more costly to us today than the cost we incurred for credit agreement amendments in 2008.

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

In addition, the filing by Lehman Brothers Holdings Inc. (“Lehman Brothers”) of a voluntary Chapter 11 bankruptcy petition constituted an “event of default” under our convertible note hedge transaction with Lehman Brothers OTC Derivatives Inc. (“Lehman Derivatives”), giving us the immediate right to terminate the transaction and entitling us to claim reimbursement for the loss incurred in terminating and closing out the transaction. On September 21, 2008, we delivered a notice of termination to Lehman Derivatives and claimed reimbursement for the loss incurred in termination and close out of the transaction. There can be no assurance we will receive any reimbursement of the losses incurred and we could incur significant costs to replace this hedge transaction if we elect to do so. These replacement costs may not be fully offset by any proceeds recoverable from Lehman Brothers and Lehman Derivatives (which has also filed a voluntary Chapter 11 bankruptcy petition) following our termination of the convertible note hedge transaction with Lehman Derivatives.

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

Our stock price has fluctuated substantially since our initial public offering and more recently since the announcement of our anticipated restatement in December 2007 and during the recent turmoil in the worldwide financial markets. In addition to fluctuations related to Company-specific factors, broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuations in our stock price may include, among other things:

•	actual or anticipated variations in quarterly operating results;

•	changes in financial estimates by us or by any securities analysts who might cover our stock, or our failure to meet the estimates made by securities analysts;

•	changes in the market valuations of other companies operating in our industry;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

•	additions or departures of key personnel; and

•	sales or purchases of our common stock, including sales or purchases of our common stock by our directors and officers or by our principal stockholders.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following is a tabulation of the votes on proposals considered at our annual meeting of stockholders held on June 23, 2009:

1.	To elect ten directors to serve on our Board of Directors for one-year terms.

	For	Withheld
Douglas G. Bergeron	67,359,827	2,787,299
Robert W. Alspaugh	67,405,307	2,741,819
Dr. Leslie G. Denend	63,568,299	6,578,827
Alex W. (Pete) Hart	67,395,268	2,751,858
Robert B. Henske	63,562,149	6,584,977
Richard A. McGinn	67,409,177	2,737,949
Eitan Raff	67,404,548	2,742,578
Charles R. Rinehart	63,572,337	6,574,789
Collin E. Roche	67,398,534	2,748,592
Jeffrey E. Stiefler	67,415,641	2,731,485

2.	To approve a stock option exchange program for employees, excluding VeriFone’s named executives officers and directors.

For	46,304,987
Against	16,895,562
Abstain	4,957
Broker Non-Vote	6,941,620

3.	To ratify the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending October 31, 2009.

For	65,785,996
Against	113,667
Abstain	4,247,463

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following documents are filed as Exhibits to this report:

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIFONE HOLDINGS, INC.

By:	/s/ DOUGLAS G. BERGERON
Douglas G. Bergeron
Chief Executive Officer

By:	/s/ ROBERT DYKES
Robert Dykes
Senior Vice President and Chief Financial Officer

Date: September 4, 2009

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.