Form 10-K/A
period 2009-10-31
VeriFone Holdings, Inc.
filed 2010-02-25
CIK 1312073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-32465

VERIFONE HOLDINGS, INC.

(Exact name of Registrant as Specified in its Charter)

DELAWARE	04-3692546
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2099 Gateway Place, Suite 600 San Jose, CA	95110 (Zip Code)
(Address of Principal Executive Offices)

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

There were 84,899,220 shares of the registrant’s common stock issued and outstanding as of the close of business on February 17, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

None.

VERIFONE HOLDINGS, INC.

FORM 10-K/A

Explanatory Note

This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K of VeriFone Holdings, Inc. for the fiscal year ended October 31, 2009 as originally filed with the Securities and Exchange Commission on December 22, 2009 (the “Original Filing”). This Form 10-K/A amends the Original Filing to replace in its entirety the information provided in Part III of the Original Filing, which was previously expected to be incorporated by reference from our 2010 Annual Meeting Proxy Statement. In addition, this Form 10-K/A amends Item 15 of Part IV of the Original Filing to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended. Because this Form 10-K/A includes no financial statements, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Directors

Our board of directors (“Board”) currently consists of ten members, with Charles R. Rinehart serving as our non-executive chairman since March 2008. Certain biographical information regarding our directors, including their ages and dates that they were first elected to our board of directors, is set forth below:

Douglas G. Bergeron. Mr. Bergeron, age 49, has served as Chief Executive Officer and a director of VeriFone Holdings, Inc. since its formation in July 2002 and of VeriFone, Inc. since July 2001. From December 2000 to June 2002, Mr. Bergeron was Group President of Gores Technology Group and, from April 1999 to October 2000 served as President and Chief Executive Officer of Geac Computer Corporation. From 1990 to 1999, Mr. Bergeron served in a variety of executive management positions at SunGard Data Systems Inc., including Group CEO of SunGard Brokerage Systems Group and President of SunGard Futures Systems. Mr. Bergeron holds a Bachelor of Arts degree (with Honors) in computer science from York University in Toronto, Canada, and a Masters of Science degree from the University of Southern California. Mr. Bergeron also serves on the board of directors of Merriman Curhan Ford Group, Inc., a financial services holding company, and is a member of the Listed Company Advisory Committee of the NYSE Euronext (the “NYSE”).

Robert W. Alspaugh. Mr. Alspaugh, age 62, has served as a director since September 1, 2008. From 2002 to 2006, Mr. Alspaugh served as Chief Executive Officer of KPMG International and from 1998 to 2002, Mr. Alspaugh served as Deputy Chairman and Chief Operating Officer of KPMG’s U.S. Practice. Mr. Alspaugh is currently a member of the boards of directors of Ball Corp., a supplier of metal and plastic packaging for beverages, food and household products, and of aerospace technologies and services to defense and civilian government agencies and Autoliv, Inc., a developer, manufacturer and supplier of safety systems to the automotive industry.

Leslie G. Denend. Dr. Denend, age 68, has served as a director since January 2005. Dr. Denend was President of Network Associates, Inc., from December 1997 until May 1998. Since 1998, Dr. Denend has served on the boards of numerous public and private companies. Dr. Denend also was President and CEO of Network General Corporation from February 1993 until December 1997 and Chairman, President and CEO of Vitalink Communications Corporation from October 1990 until its acquisition by Network Systems Corp. in June 1991. Dr. Denend remained as a business unit president at Network Systems Corp. until December 1992. He was Executive Vice President at 3Com Corporation from January 1989 until October 1990. He was also a partner in McKinsey and Company from December 1984 until January 1989. Dr. Denend served as Executive Assistant to the Executive Director of the Council on International Economic Policy in the Executive Office of the President from August 1974 until August 1975, as a member of the National Security Council Staff from June 1977 until 1979, when he became the Special Assistant to the Assistant to the President for National Security Affairs, until January 1981. Dr. Denend also served as Deputy Director of the Cabinet Council on Economic Affairs from May 1982 until June 1983. Dr. Denend earned a Ph.D. and an M.B.A. from Stanford University and a B.S. from the U.S. Air Force Academy. He also currently serves as a director of McAfee, Inc., a supplier of computer security solutions, and the United Services Automobile Association, a financial services company, and Exponent, Inc., an engineering and scientific consulting firm. Mr. Denend also serves as the chair of the compensation committees of McAfee and Exponent.

Alex W. (Pete) Hart. Mr. Hart, age 69, has served as a director since July 2006. Mr. Hart is currently Chairman of the Board and a director of SVB Financial Corp. Mr. Hart has been an independent consultant to the financial services industry since November 1997. From August 1995 to November 1997, he served as Chief Executive Officer and from March 1994 to August 1996, as Executive Vice Chairman, of Advanta Corporation, a diversified financial services company. From 1988 to 1994, he was President and Chief Executive Officer of

MasterCard International, the worldwide payment service provider. Mr. Hart holds a bachelor’s degree in social relations from Harvard University. He is currently a member of the boards of directors of Fair Isaac Corporation, a predictive software company (since 2002), Global Payments, Inc., a payment services company (since 2001), and eHarmony.com, an online relationship service (since 2004).

Robert B. Henske. Mr. Henske, age 48, has served as a director since January 2005. Mr. Henske has served as a Managing Director of Hellman & Friedman LLC since July 2007. From May 2005 until July 2007, he served as Senior Vice President and General Manager of the Consumer Tax Group of Intuit Inc. He was Intuit’s Chief Financial Officer from January 2003 to September 2005. Prior to joining Intuit, he served as Senior Vice President and Chief Financial Officer of Synopsys, Inc., a supplier of electronic design automation software, from May 2000 until January 2003. From January 1997 to May 2000, Mr. Henske was at Oak Hill Capital Management, a Robert M. Bass Group private equity investment firm, where he was a partner. Mr. Henske also serves as chairman of the board of directors of Activant Solutions, Inc. and as a director of Goodman Global Inc. Mr. Henske was previously a member of the boards of directors of Williams Scotsman, Grove Worldwide, Reliant Building Products and American Savings Bank.

Richard A. McGinn. Mr. McGinn, age 63, has served as a director since December 2008. Mr. McGinn is a General Partner at RRE Ventures, an investment advisory and venture capital firm. Mr. McGinn joined RRE Ventures as a Senior Advisor in August 2001. From October 1997 to October 2000, he served as the Chief Executive Officer at Lucent Technologies Inc., a telecommunications equipment provider which he joined in February 1996; and in which he was President and the Chief Operating Officer from February 1996 to October 1997. Prior to Lucent, Mr. McGinn served in various executive level positions at AT&T, a telecommunications service provider, including as Chief Executive Officer of AT&T Network Systems. Mr. McGinn is currently a member of the boards of directors of American Express Co., a financial services company, and Viasystems Group Inc., a leading provider of complex multi-layer printed circuit boards and electro-mechanical solutions. Mr. McGinn holds a B.A. from Grinnell College.

Eitan Raff. Mr. Raff, age 68, has served as a director since October 2007. Mr. Raff has been the chairman of the board of directors of Bank Leumi le-Israel B.M. since 1995. Mr. Raff currently serves as a financial consultant to Wolfson Clore Mayer Ltd. Mr. Raff is also the Chairman of the Management Committee of Hebrew University of Jerusalem and previously served as the Accountant General (Treasurer) in the Israeli Ministry of Finance. Mr. Raff holds a B.A. and M.B.A. from the Hebrew University of Jerusalem. Bank Leumi is a lender under our bank credit agreement and the aggregate outstanding loan and revolving credit commitment from Bank Leumi to us is less than $10 million.

Charles R. Rinehart. Mr. Rinehart, age 62, has served as a director since May 2006 and as our non-executive Chairman since March 2008. Mr. Rinehart served as the Chief Executive Officer of Downey Financial Corp. from September 2008 through December 2008. Downey Financial Corp. was the holding company for Downey Savings and Loan, a banking institution, which had experienced financial difficulties prior to Mr. Rinehart’s tenure. In December 2008, Downey Financial Corp. filed for Chapter 7 bankruptcy liquidation after Downey Savings and Loan was placed into receivership by the Federal Depository Insurance Corporation. Prior to Downey, Mr. Rinehart retired from HF Ahmanson & Co. and its principal subsidiary, Home Savings of America in 1998. Mr. Rinehart joined HF Ahmanson in 1989 and shortly thereafter was named President and Chief Operating Officer. He was named Chief Executive Officer in 1993 and also became Chairman in 1995 and served in these roles through 1998. Mr. Rinehart is a director of MBIA Inc., a provider of financial guarantee insurance, fixed-income asset management and other specialized financial services, and also serves on MBIA, Inc.’s Audit Committee and Credit Risk Committee. Mr. Rinehart has previously served as a director of Safeco Corp., Kaufman & Broad Home Corporation, Union Bank of California, the Federal Home Loan Board of San Francisco, and PacifiCare. Mr. Rinehart holds a bachelor’s degree in mathematics from the University of San Francisco. Mr. Rinehart is a fellow of the Casualty Actuarial Society.

Collin E. Roche. Mr. Roche, age 38, has served as a director since July 2002. Mr. Roche is currently a Principal of GTCR Golder Rauner, L.L.C., which he joined in 1996 and rejoined in 2000 after receiving an M.B.A. from Harvard Business School. Prior to joining GTCR, Mr. Roche worked as an investment banking analyst at Goldman, Sachs & Co. and as an associate at Everen Securities. He received a B.A. in political economy from Williams College. Mr. Roche serves on the boards of directors of Private Bancorp, Inc., a financial institution providing various financial services to individuals, professionals, entrepreneurs and real estate investors, and several private GTCR portfolio companies.

Jeffrey E. Stiefler. Mr. Stiefler, age 63, has served as a director since September 1, 2008. Mr. Stiefler has been a senior leader and director of a number of companies, primarily in financial and business services. He is currently Venture Partner of Emergence Capital Partners. Mr. Stiefler joined Digital Insight as the company’s Chairman, President, and CEO in August 2003, prior to the company’s acquisition by Intuit in February 2007. From 1995 to 2003, Mr. Stiefler was an advisor to two private equity firms, McCown DeLeeuw and Co. and North Castle Partners. From 1993 to 1995, he was President and Director of American Express Company. Mr. Stiefler is a director of LPL Investment Holdings Inc., a provider of technology and infrastructure services to independent financial advisors and to financial institutions, Taleo Corporation, a provider of talent management solutions, and Touch Commerce Corporation, a provider of online interaction optimization solutions. Previously, Mr. Stiefler has served as President and CEO of IDS (a subsidiary of American Express Company), Senior Vice President for Citicorp’s Person-to-Person business unit, Vice-Chairman of Walker Digital Corp., and director of a number of companies, including National Computer Systems, TeleSpectrum, Outsourcing Solutions, CRC Health, and Education Lending Group.

Executive Officers

The current executive officers of VeriFone and their ages are as follows:

Name	Age	Position
Douglas Bergeron	49	Chief Executive Officer
Robert Dykes	60	Senior Vice President and Chief Financial Officer
Jeff Dumbrell	40	Executive Vice President
Albert Liu	37	Senior Vice President, General Counsel and Corporate Secretary
Elmore Waller	60	Executive Vice President, Integrated Solutions
Eliezer Yanay	49	President of VeriFone Israel and Executive Vice President, Continental Europe, South East Europe and Asia

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

Albert Liu. Mr. Liu joined VeriFone in October 2008, as Senior Vice President, General Counsel and Corporate Secretary. In this capacity he also serves as Chief Compliance Officer. Prior to joining VeriFone, he was Vice President, Legal and Corporate Development, and Company Secretary for NETGEAR, Inc., a provider of networking solutions, since October 2004. Mr. Liu also previously served as General Counsel, Director of Human Resources and Secretary of Turnstone Systems, Inc., a supplier of digital subscriber line testing equipment and General Counsel and Secretary for Yipes Enterprise Services, a provider of Ethernet connectivity services. Mr. Liu began practicing law with the firm of Sullivan & Cromwell in New York, advising clients on all aspects of corporate and securities law, leading public and private securities offerings, and negotiating and finalizing venture capital investments and contracts. Before entering the legal field, he was a software engineer at Tandem Computers. Mr. Liu is currently a member of the board of directors of Trunkbow International Holdings, Inc., a provider of technology platforms that enable mobile value-added services. He holds dual degrees in Computer Science and Political Science from Stanford University and a J.D (magna cum laude) from the University of California, Hastings College of the Law. He is a member of the State Bar of California.

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

Eliezer Yanay. Mr. Yanay serves as President of VeriFone Israel and Executive Vice President, Continental Europe, South East Europe and Asia and is responsible for VeriFone’s operations and manufacturing in Israel, as well as business development, sales and marketing in Continental Europe, South East Europe and Asia. From November 2006 to March 2009, Mr. Yanay served as President of VeriFone Israel and Managing Director of Middle East. Mr. Yanay joined VeriFone following its acquisition of Lipman Electronic Engineering Ltd. (“Lipman”) in November 2006. Mr. Yanay had served at Lipman as Executive Vice President of Sales and Marketing since September 2001 where his responsibilities included management of worldwide sales and marketing activities, management of the corporate sales and marketing department and oversight of Lipman’s non-U.S. subsidiaries. Before joining Lipman, Mr. Yanay held various senior-level positions at Shira Computers Ltd. (a subsidiary of VYYO Inc.) and Scitex Corporation, Ltd. Mr. Yanay holds a Bachelor of Arts in Psychology from Tel Aviv University.

There are no family relationships among any directors or executive officers of VeriFone.

Corporate Governance Guidelines

Our Board has adopted corporate governance guidelines that provide the framework within which the Board directs the corporate governance of VeriFone. These corporate governance principles are reviewed annually by our Corporate Governance and Nominating Committee, and changes are recommended to the Board for approval as appropriate. Our corporate governance guidelines are available on the Investor Relations section of our website, http://ir.verifone.com/, and are available in print to any stockholder who requests it.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics, which is available on the Investor Relations section of our website, http://ir.verifone.com/, and is available in print to any stockholder who requests it. The Code of Business Conduct and Ethics applies to all of VeriFone’s employees, officers and directors. We will post any amendments to or waivers from a provision of our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and that relates to any element of the “code of ethics” definition set forth in Item 406(b) of Regulation S-K of the SEC at http://ir.verifone.com/.

Director Attendance at Meetings

Although our Board recognizes that conflicts may occasionally prevent a director from attending a Board or stockholder meeting, the Board expects each director to make every reasonable effort to keep such absences to a minimum. In fiscal year 2009, the Board held six meetings. During that period, each director attended not less than 75% of the meetings of the Board and committees of the Board on which the director served. At the 2009 Annual Meeting of Stockholders, all of our current directors who were directors at that time were in attendance, with the exception of Mr. Roche.

Executive Sessions

Non-employee directors meet in executive session with no management directors or employees present at each regularly scheduled Board meeting. The presiding director at these meetings is Mr. Rinehart, the Chairman of the Board.

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

Committees of our Board of Directors

Our Board has an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee.

Audit Committee

Our Board has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. Our Board has adopted an Audit Committee charter, which is available on the Investor Relations section of our website at http://ir.verifone.com/, and is available in print to any stockholder who requests it, and defines the Audit Committee’s purposes to include:

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

The Audit Committee may, in its discretion, delegate all or a portion of its duties and responsibilities to a subcommittee of the Audit Committee. The Audit Committee may, in its discretion, delegate to one or more of its members the authority to pre-approve any audit or non-audit services to be performed by the independent auditors, provided that any pre-approvals made under delegated authority are presented to the Audit Committee at its next scheduled meeting.

In fiscal year 2009, our Audit Committee met eleven times. Our Board and our Corporate Governance and Nominating Committee have determined that each member of the Audit Committee is “independent” within the meaning of the rules of both the NYSE and the SEC.

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

Compensation Committee

Our Board has adopted a Compensation Committee charter, which is available on the Investor Relations section of our website at http://ir.verifone.com/, and is available in print to any stockholder who requests it, and defines the Compensation Committee’s purposes to include:

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

The Committee may, in its discretion, delegate all or a portion of its duties and responsibilities to such standing or ad hoc subcommittees as it may determine to be necessary or appropriate for the discharge of its responsibilities, as long as the subcommittee contains at least the minimum number of directors necessary to meet any regulatory requirements.

In fiscal year 2009, our Compensation Committee met seven times, and met in executive session without management present at each such meeting.

Our Board of Directors and our Corporate Governance and Nominating Committee have determined that each member of the Compensation Committee is “independent” within the meaning of the rules of both the NYSE and the SEC.

The report of the Compensation Committee is included in this report under “Compensation Committee Report.”

Corporate Governance and Nominating Committee

Our Board of Directors has adopted a Corporate Governance and Nominating Committee charter, which is available on the Investor Relations section of our website at http://ir.verifone.com/ and is available in print to any stockholder who requests it, and defines the Corporate Governance and Nominating Committee’s purposes to include:

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

The Corporate Governance and Nominating Committee has generally identified nominees based upon suggestions by directors, management, outside consultants, including third party search firms, and stockholders. Before any nominee is considered, the Corporate Governance and Nominating Committee makes a preliminary determination as to whether there is a need for additional members of the Board. If a need is identified, members of the Corporate Governance and Nominating Committee discuss and evaluate possible candidates in detail and suggest individuals to explore in more depth. Once a candidate is identified for further consideration, members of the Committee, as well as other members of the Board as appropriate, interview the nominee. After completing this evaluation the Committee makes a recommendation and the nominee is referred to the full Board for its consideration of the nominee. The Corporate Governance and Nominating Committee will consider candidates recommended by stockholders in the same manner as other candidates. Stockholders may nominate candidates for director in accordance with the advance notice and other procedures contained in our Bylaws.

The Corporate Governance and Nominating Committee may, in its discretion, delegate all or a portion of its duties and responsibilities to a subcommittee of the Corporate Governance and Nominating Committee.

In fiscal year 2009, our Corporate Governance and Nominating Committee met four times, and met in executive session at each such meeting.

Our Board of Directors and our Corporate Governance and Nominating Committee have determined that each member of the Corporate Governance and Nominating Committee is “independent” within the meaning of the rules of both the NYSE and the SEC.

Committee Membership

The table below summarizes membership information for each of the Board committees:

Director	Audit Committee	Compensation Committee	Corporate Governance and Nominating Committee
Robert W. Alspaugh	✓	—	✓
Douglas G. Bergeron	—	—	—
Leslie G. Denend	✓	✓ (Chairman)	—
Alex W. (Pete) Hart	—	—	✓ (Chairman)
Robert B. Henske	✓ (Chairman)	✓	—
Richard A. McGinn (1)	—	—	✓
Eitan Raff	—	—	✓
Charles R. Rinehart	✓	—	—
Collin E. Roche	—	✓	—
Jeffrey E. Stiefler	✓	—	—

✓ = Member

(1)	Mr. McGinn became a member of the Corporate Governance and Nominating Committee effective March 18, 2009.

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

SEC regulations require us to identify in our Annual Report on Form 10-K anyone who failed to file on a timely basis reports that were due during the most recent fiscal year or, in certain cases, prior years. Based on our review of reports we received, or written representations from reporting persons stating that they were not required to file these forms, we believe that, during the fiscal year ended October 31, 2009, all Section 16(a) filing requirements were satisfied on a timely basis.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The following Compensation Discussion and Analysis (“CD&A”) describes the principles, policies, and practices that formed the foundation of our compensation program in fiscal year 2009 and explains how they applied to our named executives for fiscal year 2009, who are our Chief Executive Officer, Douglas G. Bergeron; our Senior Vice President and Chief Financial Officer, Robert Dykes; our Executive Vice President managing the United States, Canada, Northern Europe, Middle East and Africa, Jeff Dumbrell; our Executive Vice President, Integrated Solutions, Elmore Waller; and our President of VeriFone Israel and Executive Vice President, Continental Europe, South East Europe and Asia, Eliezer Yanay. We refer to these executive officers as our “named executives.”

Compensation Program

Objectives

We believe that highly talented, dedicated, and results-oriented management is critical to our growth and long-term success. Our compensation program, which is subject to the oversight of our Board of Directors and its Compensation Committee, is designed to:

•	Attract, motivate, and retain management talent of high quality in a competitive market;

•

Align our management’s interests with long-term stockholder value by providing for a significant portion of compensation in the form of stock options, restricted stock units, and other stock-based awards the value of which depends upon performance of our common stock;

•

Tie each named executive’s compensation to our success during the most recent fiscal year, measured in large part by our financial and operational performance and any variations in stockholder value during that period;

•

Tie a portion of each named executive’s compensation to that executive’s individual performance in supporting our goals for the fiscal year as outlined by the Board, in order to encourage and reflect individual contributions to our overall performance by rewarding individual achievement;

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

Implementing Our Objectives

The Compensation Committee determines the compensation for each of the named executive officers. The Compensation Committee evaluates base salaries and short-term and long-term incentive awards as tools to provide the appropriate incentives to meet our compensation objectives both individually and in the aggregate for our named executives. We believe the most important indicator of whether our compensation objectives are being met is whether we have motivated our named executives to deliver superior performance, particularly with respect to financial performance and stockholders returns, and incentivized executives performing in line with our expectations to continue their careers with us.

Elements of Executive Compensation

Each compensation component is structured to recognize individual performance and to incentivize both short and long-term performance. Our compensation program consists of the following short-term and long-term components:

Short-term components

•	Base salary

•	Variable annual and quarterly or semi-annual performance-based cash bonus awards

•	One-time cash performance-based bonus awards for exceptional individual performance

•	Benefits and perquisites

Long-term component

•	Periodic grants of long-term equity-based awards, including restricted stock units and stock options

The foregoing elements combine to promote the compensation objectives that we have outlined above. The Compensation Committee believes that a mix of both short-term cash incentives and long-term equity incentives are appropriate to implement our overall compensation program. The Compensation Committee sets base salaries and benefits and perquisites at levels that are designed to provide a competitive level of compensation in order to achieve our objective of attracting, motivating and retaining management talent of high quality in a competitive environment. The Compensation Committee structures performance-based cash bonus awards to provide our named executives with compensation that rewards the achievement of our quarterly and annual goals and other near term stockholder value-creation strategies. The Compensation Committee uses equity incentive awards to motivate named executives to achieve superior performance over a longer period of time and to tie the majority of each named executive’s compensation to long-term stockholder value creation. In determining the amount of the compensation awarded to a particular named executive, the Compensation Committee considers the following factors:

•	Whether the short and long-term components of the compensation package, in absolute as well as relative terms, assure that appropriate recognition, incentives and retention value are maintained.

•	Our share price performance during the fiscal year.

•

Our performance during the fiscal year as measured against projections of our performance prepared by management for the fiscal year, including projections in respect of revenue, as adjusted and net income, as adjusted, per share.

•

Information prepared by the Compensation Committee’s outside independent executive compensation consultant, Compensia, as described under “Competitive Data” and “Role of Compensation Consultants” below, including information with respect to the compensation plan arrangements of technology companies with revenues comparable to ours and selected peer companies.

•

Evaluations prepared by our Chief Executive Officer with respect to the individual performance of each of our other named executives consistent with our compensation objectives. In making recommendations with respect to named executive officers other than himself, our Chief Executive Officer evaluates the performance of the executives and considers the executive’s responsibilities and compensation in relation to other officers. Our Chief Executive Officer does not make recommendations about his own compensation.

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

Tax Considerations

Section 162(m) of the U.S. Internal Revenue Code places a limit on the tax deduction for compensation in excess of $1 million paid to certain “covered employees” of a publicly held corporation (generally, the corporation’s principal executive officer and its next four most highly compensated executive officers in the year that the compensation is paid). This limitation applies only to compensation which is not considered performance-based under the Section 162(m) rules. The Compensation Committee believes that it is in our best interests and the best interests of our stockholders to comply with the limitations of Section 162(m) of the Code to the extent practicable and consistent with retaining, attracting, and motivating our named executives. No named executive received annual compensation in fiscal year 2009 that exceeded the $1,000,000 limit for purposes of Section 162(m). Our Bonus Plan provides for performance based awards within the meaning of Section 162(m) and the Compensation Committee generally intends to grant awards under the Bonus Plan that are performance based within the meaning of Section 162(m).

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

Speculative Transactions

In accordance with our insider trading policy, we do not permit any employee, including the named executives, to enter into any derivative or hedging transaction on our stock (including short-sales, market options, equity swaps or other equity derivatives or hedging transactions).

Employment-Related Agreements with Named Executives

We may enter into employment agreements with one or more of our named executives if we determine that an employment agreement is necessary to obtain a measure of assurance as to the executive’s continued employment in light of prevailing market competition for the particular position held by the named executive and the importance of the particular position, or if the Compensation Committee determines that an employment agreement is necessary and appropriate to attract, motivate, and retain executive talent in light of market conditions, the prior experience of the executive, or our practices with respect to other similarly situated employees. Based on an evaluation of these factors, we entered into an amended and restated employment agreement with our Chief Executive Officer, Mr. Bergeron, during the fiscal year ended October 31, 2009, which continues Mr. Bergeron’s employment with the Company through October 31, 2012. The terms of this employment agreement are described below under “Employment Agreement with our Chief Executive Officer.”

Employment Agreement with our Chief Executive Officer

In the first half of fiscal year 2009, our Compensation Committee undertook a review of the compensation program for Mr. Bergeron, our Chief Executive Officer, in light of the pending expiration of his January 2007 amended and restated employment agreement (the “2007 Employment Agreement”) on October 31, 2009. The Compensation Committee was mindful of Mr. Bergeron’s role in the Company’s performance since July 2001 and the Company’s continuing success. In conducting its review, the Compensation Committee also considered Mr. Bergeron’s compensation history with the Company, equity holdings and the vesting schedule of his equity awards to assess the extent to which those holdings and the remaining unvested awards helped to serve the Compensation Committee’s goal of retaining and motivating Mr. Bergeron. In addition, the Compensation Committee also conducted an evaluation of compensation levels, mix of compensation components and compensation structure for chief executive officers of peer group companies based on data provided by Compensia, an independent executive compensation consultant, and took into consideration the stock performance of the Company relative to the stock performance of peer group companies during the preceding 12 months.

Our Compensation Committee determined that renewal of Mr. Bergeron’s 2007 Employment Agreement was appropriate but also sought to establish a program that provided for both near term and long term incentives for Mr. Bergeron to promote increased value for our stockholders, including through share price appreciation, consistent with the aim of the 2007 Employment Agreement. To achieve these objectives, the Compensation Committee determined that it would be appropriate to combine time-based stock options, which would incentivize consistent performance over the vesting term, and performance-based equity awards based on achieving substantial improvement in financial and operating performance as measured by a non-GAAP earnings per share financial target for fiscal year 2009, which would reward near term performance.

Based on the Compensation Committee’s review, on April 8, 2009, we entered into an amended and restated employment agreement with Mr. Bergeron (the “2009 Employment Agreement”) which supersedes the remaining employment term of Mr. Bergeron under the 2007 Employment Agreement. The 2009 Employment Agreement provides for an annual base salary of $700,000 in fiscal year 2009, subject to annual increases in subsequent fiscal years at the discretion of the Board upon recommendation of the Compensation Committee, and for potential annual cash bonuses, with no target bonus for fiscal year 2009. Annual bonus eligibility and any related bonus target will be determined for each year after fiscal year 2009 by the Compensation Committee in its discretion. Annual bonuses may be between 0 and 200% of the target bonus, based on Mr. Bergeron’s performance and the achievement of performance criteria to be established by our Compensation Committee. Further, to the extent that the Compensation Committee establishes an annual cash bonus target that is conditioned upon the Company’s financial performance meeting specified targets, the Compensation Committee may, in its discretion, include a provision requiring that any bonus actually paid to Mr. Bergeron be reimbursed to the Company in the event or to the extent that, during a time period established by the Compensation Committee at the time such incentives are established, the Company announces a restatement of its financial results, a result of which is that the relevant performance threshold would no longer be met.

Under the 2009 Employment Agreement, Mr. Bergeron is entitled to an initial stock option award and an annual equity award, in each case the amount, terms and condition to be determined by the Board upon recommendation by the Compensation Committee, but would not be entitled to any further compensation benefits under the 2007 Employment Agreement, including with respect to the performance RSUs granted under that agreement. In connection with the execution of the 2009 Employment Agreement, for fiscal 2009

Mr. Bergeron received a grant of 150,000 time-based stock options which vest over a four year period and cliff vest as to 25% on the first anniversary of the vesting commencement date, and a grant of 150,000 performance-based stock options which may be earned based upon our achieving a non-GAAP earnings per share financial target for fiscal 2009 as set by our Board of Directors. Subsequent to October 31, 2009, the target for this grant was achieved, and the stock options were earned. Shares subject to these options vest and become exercisable on October 31, 2010. These equity award grants to Mr. Bergeron is discussed under “Long-Term Equity Incentive Compensation” below.

The term of the 2009 Employment Agreement ends on October 31, 2012, subject to automatic renewal for additional one-year periods six months prior to the termination date. If Mr. Bergeron’s employment is terminated without cause or if Mr. Bergeron terminates his employment for good reason, then Mr. Bergeron may be entitled to severance equal to one year’s current base salary and bonus paid for the immediately previous fiscal year provided that any severance payments are conditioned on Mr. Bergeron’s compliance with the noncompetition and nonsolicitation provisions of the 2009 Employment Agreement. We have the option to extend the noncompetition and nonsolicitation period for an additional year, by paying Mr. Bergeron an additional year’s severance. In the event of a termination of Mr. Bergeron’s employment without cause or if Mr. Bergeron terminates his employment for good reason, Mr. Bergeron will be entitled to receive continuation of medical benefits for two years following the termination date on terms substantially the same as in effect immediately preceding the termination. Certain of our equity awards to Mr. Bergeron also include provisions for acceleration upon a qualifying termination in connection with a change of control. A qualifying termination occurs if Mr. Bergeron’s employment is terminated other than for cause or if he resigns for good reason in the period beginning 90 days prior to a change in control and ending 12 months after a change in control. A change in control means any of the following events, subject to specified exceptions:

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

See “Potential Payments Upon Termination or Change of Control.”

Severance Agreement with our Chief Financial Officer

Mr. Dykes became our Chief Financial Officer on September 9, 2008. We entered into a severance agreement with Mr. Dykes effective September 2, 2008. Similar to Mr. Bergeron’s employment agreement, Mr. Dykes’ severance agreement requires us to provide specified payments and benefits to Mr. Dykes if we undergo a change in control that results in a qualifying termination.

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

In the event of a change in control, the severance agreement also provides for the full vesting of any stock options, restricted stock and other stock-based rights held by Mr. Dykes pursuant to our 2006 Equity Incentive Plan. The agreement provides for modification to these payments and other benefits in order to mitigate the tax effects on Mr. Dykes of a specified federal excise tax.

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

Determination of Compensation

Role of Compensation Consultants

We and the Compensation Committee consult from time to time with executive compensation consultants and consider the compensation levels of companies within our industry and other industries that compete for the same talent. Neither we nor the Compensation Committee has maintained any long-term contractual relationship with any compensation consultant, but in recent years the Compensation Committee has retained an independent executive compensation consultant in connection with its review of compensation for the named executives. Periodically, the Compensation Committee also retains compensation consultants to assist in the design of programs that affect named executive compensation. As described below, in fiscal year 2009, the Compensation Committee used market data and analysis from Compensia in reviewing our compensation levels and the proposed structure of the compensation program for our Chief Executive Officer and other named executives. The Compensation Committee also considered overall global compensation trends based on Watson Wyatt Worldwide reports. In addition, we subscribe to certain third party compensation survey services that allow us and the Compensation Committee to access reports and compensation survey data detailing compensation practices at peer companies and in the relevant geographical locations for benchmarking purposes.

Competitive Data

For fiscal year 2009, our Compensation Committee relied upon market data and executive compensation data and trends of our peer group companies from three primary third party sources: Compensia, Equilar, Inc., a provider of executive compensation benchmarking solutions, and Radford, a provider of compensation market intelligence to the technology and life sciences industries. The peer group companies reviewed and approved by the Compensation Committee are primarily technology companies, some of which compete with us for business or for executive personnel. The Compensation Committee’s intent was to choose peer group companies that have one or more attributes significantly similar to us, including size (evaluated on the basis of revenue and market capitalization), location, general industry, or products. The Compensation Committee reviewed this and other benchmarking data and market trends derived from additional surveys and market information with representatives of our Human Resources department. The following companies made up the peer group companies for fiscal year 2009:

Cadence Design Systems	salesforce.com
Intermec	ScanSource
MICROS Systems	Sybase, Inc.
Novell	Zebra Technologies

The Compensation Committee used the compensation data and market trends described above as one of a number of factors in its decisions regarding compensation, and generally used such data and trends as a reference point rather than as a strict benchmarking tool in making decisions as to whether the contributions of each named executive are properly reflected in his compensation. The Compensation Committee also gave great weight to our business performance, including performance under several financial metrics, and individual performance as described below in its executive compensation decisions. It did not, however, separately consider the historical performance or future projected performance trends of any of these peer group companies relative to our historical performance or future projected performance trends for executive compensation purposes. The Compensation Committee applied a similar approach with respect to determinations of change of control or termination payments for our named executives, as further described below under “Potential Payments Upon Termination or Change of Control.”

The Compensation Committee reviewed our executive compensation programs and practices, and analyzed, for each named executive, all existing elements of compensation (including base pay, cash bonus awards, and long-term compensation in the form of equity awards). The Compensation Committee compared these compensation components separately, and in total, to compensation at the peer group companies in an effort to set each element of compensation at a level such that the aggregate total compensation for each named executive is at or above the median levels of peer group companies surveyed as appropriate to retain and motivate our most talented and experienced executives.

Base Salary

The objective of base salary is to provide fixed compensation to a named executive that reflects his or her job responsibilities, experience, value to our company, and demonstrated performance. The salary of our Chief Executive Officer, Mr. Bergeron, for the 2009 fiscal year was determined by his 2009 Employment Agreement, as described above under, “Employment-Related Agreements with Named Executives — Employment Agreement with our Chief Executive Officer.” The salaries for the other named executives were determined by the Compensation Committee based on its subjective evaluation of a variety of factors including the following:

•	The scope and importance of the named executive’s responsibilities.

•	The contribution and experience of the named executive.

•	Competitive market information regarding salaries.

•	Overall compensation trends and economic conditions.

•	The importance of retaining the named executive along with the competitiveness of the market for the named executive’s role and responsibilities.

•	The recommendation of our Chief Executive Officer based on his subjective evaluation of the individual’s performance.

•	The base salary of the named executive in prior fiscal years.

•	The base salary of individual named executives as compared with each other.

Base salaries are typically reviewed annually in the first quarter of each fiscal year in connection with annual performance reviews and adjusted to take into account the factors described above.

Fiscal Year 2009 Annual Base Salary Determination

The Compensation Committee set fiscal year 2009 annual base salaries of the named executives as follows:

Named Executives	Fiscal Year 2009 Annual Base Salary
Douglas G. Bergeron (1)	$700,000
Robert Dykes	$420,000
Jeff Dumbrell	$300,000
Elmore Waller	$315,000
Eliezer Yanay (2)	$319,404

(1)	Mr. Bergeron’s base salary was set in accordance with the terms of his employment agreement.
(2)	Mr. Yanay’s annual base salary is set and paid in Israeli New Shekels. For disclosure purposes, Mr. Yanay’s annual base salary of ILS 1,200,000 has been converted from Israeli New Shekels to U.S. Dollars at the October 31, 2009 exchange rate of 3.757 Shekels per one U.S. Dollar. Mr. Yanay’s annual base salary was increased to this level effective December 2008. For fiscal year 2009, Mr. Yanay’s actual salary as converted to U.S. Dollars was $308,757.

For the fiscal year ended October 31, 2009, the Compensation Committee generally set the annual base salary of each of our named executives, including that of our Chief Executive Officer but excluding Messrs. Dumbrell and Yanay, at the same level as the annual base salary for the fiscal year ended October 31, 2008 due primarily to the global recession. The fiscal year 2008 base salaries had been set at the same levels as fiscal year 2007 primarily because in fiscal year 2008 we restated our interim financial statements for fiscal year 2007. In the case of Mr. Dykes, who joined our company as Senior Vice President and Chief Financial Officer in September 2008, the Compensation Committee considered a number of factors in setting Mr. Dykes base salary, including similar arrangements in place at our peer group companies, the total compensation package to be offered to Mr. Dykes, the extent of Mr. Dykes’ past experience, and Mr. Dykes’ role and scope of responsibilities within our company. In the case of Mr. Dumbrell, his fiscal year 2009 base salary was increased from fiscal year 2008 to reflect a promotion, and in the case of Mr. Yanay, his fiscal year 2009 base salary included an increase based on competitive market data and in recognition of exceptional performance in the business units managed by Mr. Yanay.

Performance-Based Bonuses

With the exception of Mr. Bergeron, who is eligible for an annual bonus only at the discretion of the Compensation Committee in accordance with the terms of his employment agreement, we pay quarterly or semi-annual bonuses together with annual bonuses as a component of overall compensation as well as to provide an incentive and reward for superior performance over the short-term. For fiscal year 2009, Mr. Dykes was eligible for a semi-annual bonuses and Messrs. Dumbrell, Waller and Yanay were eligible for quarterly bonuses. Quarterly bonuses are generally paid in cash in the fiscal quarter following the applicable period’s performance and are intended to account for approximately two-thirds of aggregate bonus compensation for our named executives. The semi-annual bonus for Mr. Dykes is intended to account for approximately one-third of his aggregate bonus compensation and is paid in June for the first six months of our fiscal year and in December for the last six months of our fiscal year. Annual bonuses are typically approved by the Board upon recommendation of the Compensation Committee and paid in the first fiscal quarter of each year based on our financial performance during the prior fiscal year and in part on the individual performance of the named executives, in each case based on pre-established targets and objectives.

In setting annual bonus compensation, which is usually intended to account for all of the bonus compensation of our CEO and at least one-third of overall bonus compensation of our other named executives, the Compensation Committee determines a target dollar value for annual bonus awards at the beginning of the fiscal year and has the discretion to deliver between 0% and 200% of the target annual bonus compensation for our CEO and between 0% and 100% of the target annual bonus compensation to our other named executives based on objective performance-based factors. The Compensation Committee generally allocates at least 80% of a named executive’s total performance bonus based on objective performance-based factors. For fiscal year 2009, 100% of each named executive’s annual bonus, 100% of Mr. Dykes’ semi-annual bonus, 100% of Mr. Yanay’s quarterly bonuses and 80% of each of Messrs. Waller and Yanay’s quarterly bonus were based on objective performance-based factors, which are as follows:

•

Our actual corporate financial performance in comparison to internal financial performance forecasts prepared by our management and presented to the Compensation Committee and the Board of Directors in the first quarter of each fiscal year. This includes overall financial performance on a consolidated basis as well as performance of individual business units which a named executive is responsible for managing.

•

Our stock price performance as compared to internal stock price appreciation targets and the stock price appreciation of our peers during the prior fiscal year. For purposes of this evaluation, our peers are those companies listed under “Competitive Data” above.

•

Performance objectives for the business units managed by each named executive and individual performance objectives for each named executives, including considerations relating to increased responsibilities performed by a named executive during the fiscal year which were not contemplated when the named executive’s target bonus was established.

•	Performance considerations relating to unforeseen events during the prior year.

These factors are described in further detail below:

Objective Portion of Bonuses

1. Financial Performance

In the first quarter of each fiscal year, the Compensation Committee and the Board of Directors receives financial forecasts from management. Based on its review of the financial forecasts and its assessment of the probability of achieving these forecasts, after consultation with management and the full Board, the Compensation Committee sets financial performance metrics for the named executives. These metrics serve as the primary basis for the Compensation Committee’s evaluation of corporate financial performance. These financial performance metrics are set forth below:

Financial Performance Metric	Description
Revenue, As Adjusted (1), (3)	Growth in revenue, as adjusted, is an essential component of long-term success and viability. Revenue, as adjusted is used by us in addition to revenue recognized in accordance with generally accepted accounting principles (“GAAP”), and is a non-GAAP financial measure.

Net Income, as Adjusted and Net Income, As Adjusted, Per Share (2), (3)

Growth in net income, as adjusted and net income, as adjusted, per share provides an indicator as to our ability to generate returns on our operations and fund future growth. These are non-GAAP financial measures that we have historically used to evaluate our performance and compare our current results with those for prior periods as well as with the results of other companies in its industry. These non-GAAP financial measures have also been used by investment analysts to evaluate our performance.

(1)	For fiscal year 2009, revenue, as adjusted, was calculated by adding back the amortization of step-down in deferred revenue on acquisitions to our GAAP revenue. We refer to this measure as Non-GAAP Revenue in our reports of our financial results on Form 8-K.

(2)	Net income, as adjusted, and net income, as adjusted, per share are non-GAAP financial measures that we use in addition to GAAP results to evaluate our performance and compare our results to other companies. We refer to these measures as Non-GAAP Net Income and Non-GAAP Net Income per Share in our reports of our financial results on Form 8-K. Net income, as adjusted, per share is calculated by excluding the following GAAP items from net income (loss) as reported: acquisition-related expenses such as amortization of purchased intangibles, purchased core-and-developed technology, settlements of contingencies established at the time of acquisition and other similar acquisition-related charges, impairment of goodwill and intangible assets and write-off of capitalized software, post-restatement incremental professional services fees, restructuring charges and gain on extinguishment of debt, normalization of overhead expenses, restatement expenses and stock-based compensation, all presented on an after-tax basis, as well as changes in the valuation allowance of deferred tax assets.
(3)	Each fiscal quarter and for each fiscal year we report these metrics, which we refer to as, Non-GAAP Revenue, Non-GAAP Net Income and Non-GAAP Net Income per Share, in our reports of our financial results on Form 8-K. For the fiscal year ended October 31, 2009, our GAAP financial statements and the items to reconcile to our non-GAAP financial measures are described and included in our Form 8-K filed December 14, 2009 for our fourth quarter and fiscal year 2009 results; Form 8-K filed September 2, 2009 for our third quarter results; Form 8-K filed June 2, 2009 for our second quarter results and Form 8-K filed March 3, 2009 for our first quarter results.

The Compensation Committee views financial performance as the most important factor in determining a named executive’s annual bonus. In addition to the above, a portion of the fiscal year 2009 quarterly performance-based bonus for Messrs. Dumbrell and Waller was measured against pre-established contribution and gross margin targets for the business units that each manages, and all of Mr. Yanay’s fiscal year 2009 quarterly performance-based bonus was measured against pre-established contribution and gross margin targets for the business units that he manages.

2. Stock Price Performance

In accordance with the compensation program goal of tying executive compensation to stock price performance, the Compensation Committee places significant weight on the stock price performance of our common stock in setting annual bonus awards. In particular, the Compensation Committee considers the relative performance of our stock price to the stock price of our peers that are identified under “Competitive Data” above when evaluating the compensation structure that would best achieve our compensation objectives.

3. Individual and Organization Performance

The Compensation Committee recognizes that it is important to reward individual contributions measured based on performance goals set for each named executive that reflect our overall corporate business strategy as well as business unit-specific strategic and financial goals and other particular areas of importance for the business units managed by each named executive. Up to fifty percent of a named executive’s annual bonus may be based on such individual performance goals.

A portion of each named executive’s bonus as set forth below under “Individual Bonus Targets” is evaluated based on attainment of pre-established personal and organizational, or business unit-specific, performance objectives. Generally, in the first quarter of each fiscal year, the Compensation Committee sets a list of individual performance goals for our Chief Executive Officer after meeting with him. For fiscal year 2009, as described above under, “Employment-Related Agreements with Named Executives — Employment Agreement with our Chief Executive Officer,” the Compensation Committee did not set a fiscal year 2009 bonus target for Mr. Bergeron. The Compensation Committee also reviews the individual performance goals that the Chief Executive Officer recommends for the other named executives and makes adjustments to those performance goals as it deems appropriate.

After the completion of the fiscal year, the Compensation Committee meets with the Chief Executive Officer to review whether the Chief Executive Officer’s pre-established individual performance goals were met and to provide the Chief Executive Officer with an opportunity to present what he believes are his significant contributions to our company for the fiscal year. The Compensation Committee also reviews the individual performance of each other named executive with the Chief Executive Officer. In determining the overall individual performance of each named executive other than the Chief Executive Officer, the Compensation Committee places substantial weight on the Chief Executive Officer’s recommendations and their discussions with the Chief Executive Officer regarding the performance of the other named executives.

4. Unforeseen Events

After the end of the fiscal year, the Compensation Committee reviews our actual performance against each of the financial and stock price performance metrics. In determining the extent to which the financial and stock price performance metrics are met for a given period, the Compensation Committee exercises its judgment whether to reflect or exclude the impact of changes in accounting principles and extraordinary, unusual or infrequently occurring events. To the extent appropriate, the Compensation Committee will also consider the nature and impact of such events in the context of the bonus determination.

We do not have a formal policy on the adjustment or recovery of awards or payments if the relative performance measures are restated or otherwise adjusted for our named executives other than with respect to the outstanding performance equity awards for Mr. Bergeron. For Mr. Bergeron, in certain circumstances in which we restate financial results such that the performance condition for an equity award tranche would no longer be met, then such award would be forfeited. However, the Compensation Committee expects that named executives will forfeit or return any award or payment to the extent that such award or payment was incorrectly awarded or paid because the relevant performance measures used to determine such award or payment are restated or otherwise adjusted in a manner that would reduce the size of the award or payment. As an example, the Compensation Committee requested (and our former Chief Financial Officer agreed), that our former Chief Financial Officer would upon departure from the company forfeit quarterly bonus payments previously received in respect of fiscal year 2007 because such quarterly bonus payments were awarded on the basis of financial performance measures that, following the company’s restatement of its interim results for fiscal year 2007, were not met. The amount of these previous bonus payments was offset against his contractual severance payments.

Discretionary Portion of Bonuses

Although the Compensation Committee believes that the bulk of the bonus should normally be based on objective measures of financial and stock performance, the Compensation Committee believes that in certain circumstances more subjective elements are also important in setting the bonus compensation of named executives.

1. Individual Bonus Targets

A portion of a named executive’s bonus target may be awarded based on a subjective evaluation of the named executive’s performance. For fiscal year 2009, approximately 20% of the quarterly bonus target for each of Messrs. Dumbrell and Waller was awarded based on whether he met or exceeded the expectations of our CEO based on our CEO’s subjective review of his individual performance during each quarter. This performance assessment is evaluated subjectively and typically based on qualitative factors such as management abilities and staff development.

2. Compensation Committee Discretion

A named executive’s bonus award may be adjusted based on the Compensation Committee’s subjective evaluation of the named executive’s individual performance. In addition, the Compensation Committee has the discretion, in appropriate circumstances, to award a bonus less than the amount determined by the objective steps set out above, including to award no bonus at all. From time to time, we may also pay additional special one-time bonuses for exceptional performance or for the achievement of specific accomplishments that the Compensation Committee, after consultation with management, has determined are of significant importance to us.

Fiscal Year 2009 Bonus Determinations

Determination of 2009 Target Bonus Amount

In the first quarter of each fiscal year, the Compensation Committee sets a target bonus amount for each named executive. The target bonus takes into account all factors that the Compensation Committee deems relevant, with a focus on the objectives of our compensation program. In particular, the Compensation Committee evaluates individual and company performance during the last fiscal year and then existing competitive market conditions for executive talent in determining the target bonus of the named executives in the current fiscal year. The Compensation Committee also places significant weight on the recommendation of and discussions with our Chief Executive Officer in setting target annual bonus compensation of the other named executives for the fiscal year.

Annual Target Bonus

For fiscal year 2009, the Compensation Committee approved the following annual target bonuses for the named executives:

Named Executive	Target Annual Bonus
Douglas G. Bergeron (1)	$—
Robert Dykes	$180,000
Jeff Dumbrell	$36,000
Elmore Waller	$50,000
Eliezer Yanay (2)	$26,617

(1)	Pursuant to the 2009 Employment Agreement, Mr. Bergeron was not eligible for a bonus for fiscal 2009.
(2)	Mr. Yanay’s annual bonus amount is set and paid in Israeli New Shekels. For disclosure purposes, Mr. Yanay’s annual bonus amount of ILS 100,000 has been converted from Israeli New Shekels to U.S. Dollars at the October 31, 2009 exchange rate of 3.757 Shekels per one U.S. Dollar.

As indicated above, Mr. Bergeron may receive between 0% and 200% of his annual target bonus and each other named executive may receive between 0% and 100% of his annual target bonus. Accordingly, Mr. Bergeron may receive a bonus that is greater or less than his annual target bonus and each of the other named executives may receive an annual bonus that is equal to or less than his annual target bonus (and which could be zero), depending on whether, and to what extent performance and other conditions are satisfied and the Compensation Committee’s evaluation of the named executive’s performance. For fiscal year 2009, each named executive’s annual bonus was based entirely on performance-based objectives.

Annual Bonus Awards

Annual bonus awards are determined in part based on our actual corporate financial performance compared to the forecasts developed at the beginning of the fiscal year and in part based on achievement of pre-set personal and organization objectives which are business-unit specific. For fiscal year 2009, for each of Messrs. Dykes, Dumbrell, Waller and Yanay, 50% of the annual bonus was allocated based on the achievement of pre-set targets for revenue, as adjusted, and net income, as adjusted. The remaining 50% of the annual bonus for each of these named executives was allocated based on a set of business unit-specific criteria consistent with overall corporate goals and objectives, each of which were given equal weighting toward the business-unit specific component of a named executive’s annual bonus. For Mr. Dykes, the business unit-specific criteria for fiscal year 2009 were enhancement of the financial processes, controls and staffing of our global finance operations, completion of business development initiatives and achievement of goals related to manufacturing and operational efficiencies. For Messrs. Dumbrell, Waller and Yanay, the business unit-specific criteria for fiscal year 2009 were business unit contribution to corporate initiatives and successes, including expansion into emerging markets, strategic growth and business development efforts related to the business unit that each such named executive manages.

The following table provides a summary of the annual bonus performance targets, weighting of each and award for fiscal year 2009:

Named Executive	Fiscal Year 2009 Performance Goals	Weighting	Minimum	Maximum
Robert Dykes	Revenue, as adjusted	25%	$—	$45,000
	Net income, as adjusted, per share	25%	$—	$45,000
	Business unit-specific criteria	50%	$—	$90,000

Jeff Dumbrell	Revenue, as adjusted	25%	$—	$9,000
	Net income, as adjusted, per share	25%	$—	$9,000
	Business unit-specific criteria	50%	$—	$18,000

Elmore Waller	Revenue, as adjusted	25%	$—	$12,500
	Net income, as adjusted, per share	25%	$—	$12,500
	Business unit-specific criteria	50%	$—	$24,000

Eliezer Yanay	Revenue, as adjusted	25%	$—	$6,654
	Net income, as adjusted, per share	25%	$—	$6,654
	Business unit-specific criteria	50%	$—	$13,309

For fiscal year 2009, based on our actual revenue, as adjusted, and net income, as adjusted, per share, for the fiscal year ended October 31, 2009 and on individual attainment of each of the business unit-specific criteria for each named executive, each of Messrs. Dykes, Dumbrell, Waller and Yanay received a total performance based annual bonus award equal to the maximum possible payout for such award, which was 100% of the target amount. The following tables show the total annual bonus award made to our named executives for fiscal year 2009:

Named Executive	Fiscal Year 2009 Annual Bonus Paid
Douglas G. Bergeron (1)	$—
Robert Dykes	$180,000
Jeff Dumbrell	$36,000
Elmore Waller	$50,000
Eliezer Yanay (2)	$26,617

(1)	Pursuant to the 2009 Employment Agreement, Mr. Bergeron was not eligible for a bonus for fiscal 2009.
(2)	Mr. Yanay’s annual bonus amount is set and paid in Israeli New Shekels. For disclosure purposes, Mr. Yanay’s annual bonus amount of ILS 100,000 has been converted from Israeli New Shekels to U.S. Dollars at the October 31, 2009 exchange rate of 3.757 Shekels per one U.S. Dollar.

Determination of 2009 Semi-Annual or Quarterly Target Bonus Amounts

In the first quarter of each fiscal year, the Compensation Committee sets quarterly, or in the case of Mr. Dykes semi-annual, bonus targets for each of our named executives other than our CEO. Mr. Dykes semi-annual bonus target is awarded based solely on performance-based goals established by the Compensation Committee and performance-based objectives recommended to the Compensation Committee by the CEO following discussion with Mr. Dykes. Approximately 80% of the quarterly bonus targets of each of Messrs. Dumbrell and Waller is awarded if performance-based goals established by the Compensation Committee for the quarter are met. The remaining 20% of such bonus targets are not based on pre-set objectives, but rather is awarded if the named executive has met or exceeded the expectations of our CEO based on our CEO’s subjective review of the named executive’s individual performance during the quarter. Mr. Yanay’s quarterly bonus target is awarded based solely on achievement of performance-based goals.

For fiscal year 2009, 50% of the semi-annual performance bonus for Mr. Dykes was based on the corporate financial performance metrics and 50% of such bonus was measured on achieving performance objectives specific to the organization managed by Mr. Dykes, which included executing on costs-saving and other efficiency measures, managing the development of the finance organization and business infrastructure, developing growth strategies and implementing operational and process improvements.

Each of Messrs. Dumbrell, Waller and Yanay’s quarterly performance-based target bonus were based on (1) the corporate financial performance metrics, (2) the amount contributed by his business unit to our operating income for the quarter, referred to as the contribution margin and (3) the gross margin achieved by his business unit for the quarter. For fiscal year 2009, 50% of each of Messrs. Dumbrell, Waller and Yanay’s performance-based bonus were based on achievement of the corporate financial performance metrics and 50% were based on achievement of the contribution margin and gross margin targets. The business unit’s gross margin and contribution margin targets for each fiscal quarter were determined based on specific gross margin and contribution margin improvements built into our company-wide plan and year over year growth goals. If Messrs. Dumbrell, Waller or Yanay’s business units contributed between 85% and 100% of each of his performance-based goals, he may be entitled to receive a reduced portion of his performance-based quarterly bonuses. Each such named executive’s performance-based bonus could also exceed 100% of the target performance-based quarterly bonus if his business units contributed in excess of 100% of his performance-based goal.

The Compensation Committee approved the following target bonuses for fiscal year 2009 for the named executives:

	First Half of Fiscal Year 2009		Second Half of Fiscal Year 2009		Total
Named Executive	Performance Target Bonus	Individual Target Bonus	Performance Target Bonus	Individual Target Bonus	Performance Target Bonus	Individual Target Bonus
Robert Dykes	$50,000	—	$50,000	—	$100,000	—

	First Fiscal Quarter		Second Fiscal Quarter		Third Fiscal Quarter		Fourth Fiscal Quarter		Total
Named Executive	Performance Target Bonus	Individual Target Bonus	Performance Target Bonus	Individual Target Bonus	Performance Target Bonus	Individual Target Bonus	Performance Target Bonus	Individual Target Bonus	Performance Target Bonus	Individual Target Bonus
Jeff Dumbrell	$18,500	$10,000	$18,500	$10,000	$18,500	$10,000	$18,500	$10,000	$74,000	$40,000
Elmore Waller	$25,000	$5,000	$25,000	$5,000	$25,000	$5,000	$25,000	$5,000	$100,000	$20,000
Eliezer Yanay (1)	$26,617	—	$26,617	—	$26,617	—	$26,617	—	$106,468	—

(1)	Mr. Yanay’s bonus amounts are set and paid in Israeli New Shekels. For disclosure purposes, Mr. Yanay’s quarterly bonus amount of ILS 100,000 has been converted from Israeli New Shekels to U.S. Dollars at the October 31, 2009 exchange rate of 3.757 Shekels per one U.S. Dollar.

Semi-Annual or Quarterly Bonus Awards

The following semi-annual or quarterly bonus awards were actually paid to our named executives in fiscal year 2009:

	First Half of Fiscal Year 2009		Second Half of Fiscal Year 2009		Total
Named Executive	Performance Bonus Paid (5)	Individual Bonus Paid	Performance Bonus Paid (1)	Individual Bonus Paid	Performance Bonus Paid (1)	Individual Bonus Paid
Robert Dykes (2)	$49,750	—	$50,000	—	$99,750	—

	First Fiscal Quarter		Second Fiscal Quarter		Third Fiscal Quarter		Fourth Fiscal Quarter		Total
Named Executive	Performance Bonus Paid (1)	Individual Bonus Paid	Performance Bonus Paid (1)	Individual Bonus Paid	Performance Bonus Paid (1)	Individual Bonus Paid	Performance Bonus Paid (1)	Individual Bonus Paid	Performance Target Paid (1)	Individual Target Paid
Jeff Dumbrell (3)	—	$8,000	—	$5,000	—	$7,000	—	$10,000	—	$30,000
Elmore Waller (4)	$24,759	$4,000	$25,628	$5,000	$25,308	$5,000	$25,289	$5,000	$100,984	$19,000
Eliezer Yanay (5)	$19,697	—	$19,830	—	—	—	$23,290	—	$62,817	—

(1)	Calculated as 50% based on achievement against the pre-established corporate financial metrics and 50% based on achievement of pre-established organization-specific objectives. For fiscal year 2009, we achieved our corporate financial-performance metrics at the 90th percentile in each of Q1 and Q2 and in the 100th percentile for each of Q3 and Q4.
(2)	For fiscal year 2009, Mr. Dykes achieved each of the organization-specific performance objectives at 100% of target.
(3)	The performance target bonus payments to Mr. Dumbrell were also based on the achievement of preset targets for the contribution margin and gross margin of Mr. Dumbrell’s business unit, which were relatively more severely impacted by the deteriorated market conditions during all of fiscal year 2009. For fiscal year 2009, the business unit’s gross margin and contribution margin targets for each fiscal quarter were determined based on specific gross margin and contribution margin improvements built into our company-wide plan and year over year growth goals. For fiscal year 2009, Mr. Dumbrell’s achievement of these targets, rounded to the nearest tenth percentile, were 70th percentile for contribution margin and 90th percentile for gross margin in Q1; 40th percentile for contribution margin and 80th percentile for gross margin in Q2; 60th percentile for contribution margin and 80th percentile for gross margin in Q3; and 40th percentile for contribution margin and 80th percentile for gross margin in Q4. The individual bonus amounts paid to Mr. Dumbrell for fiscal year 2009 were based on our CEO’s subjective review of Mr. Dumbrell’s individual performance, which took into consideration, among other factors, staff management and development, business strategy execution, sales forecast accuracy and inventory management.
(4)	The performance target bonus payments to Mr. Waller were based on the achievement of preset targets for the contribution margin and gross margin of Mr. Waller’s business unit. For fiscal year 2009, the business unit’s gross margin and contribution margin targets for each fiscal quarter were determined based on specific gross margin and contribution margin improvements built into our company-wide plan and year over year growth goals. For fiscal year 2009, Mr. Waller’s achievement of these targets, rounded to the tenth percentile, were over 100% for contribution and 100th percentile for gross margin in Q1; over 100% for both targets in Q2; over 100% for both targets in Q3; and over 100% for both targets in Q4. The individual bonus amounts paid to Mr. Waller for fiscal year 2009 were based on our CEO’s subjective review of Mr. Waller’s individual performance, which took into consideration, among other factors, staff management and development, business strategy execution, sales forecast accuracy and inventory management.
(5)	Mr. Yanay’s bonus amount is set and paid in Israeli Shekels. For disclosure purposes, Mr. Yanay’s bonus amounts have been converted from Israeli New Shekels to U.S. Dollars at the October 31, 2009 exchange rate of 3.757 Shekels per one U.S. Dollar. The performance target bonus payments to Mr. Yanay were based on the achievement of preset targets for the contribution margin and gross margin of Mr. Yanay’s business unit, which were impacted to some extent by market conditions. For fiscal year 2009, Mr. Yanay’s achievement of these targets, rounded to the tenth percentile, were 80th percentile for contribution margin and over 100% for gross margin in Q1; 70th percentile for contribution margin and 90th percentile for gross margin in Q2; 70th percentile for contribution margin and 90th percentile for gross margin in Q3; and 80th percentile for contribution margin and over 100% for gross margin in Q4. Mr. Yanay’s quarterly bonus targets did not include any individual bonus targets.

One-Time Bonuses

The Compensation Committee also evaluated each named executive’s performance meeting or exceeding expectations and level of responsibility. For fiscal year 2009, the Compensation Committee made awards of one-time bonuses to three of our named executives as follows.

Named Executive	One-Time Bonus Award
Jeff Dumbrell (1)	$18,000
Elmore Waller (2)	$10,000
Eliezer Yanay (3)	$28,014

(1)	The Compensation Committee awarded Mr. Dumbrell a one-time bonus in the amount of $18,000 following the end of fiscal year 2009 based on Mr. Dumbrell’s consistent performance above expectations in corporate initiatives as well as Mr. Dumbrell’s taking on additional international responsibilities during fiscal year 2009.
(2)	Mr. Waller earned a one-time bonus award of $10,000 for significant contributions in business development initiatives with respect to our taxi and media business as well as his overall substantial contributions to achievement of corporate goals.
(3)	The Compensation Committee approved a one-time bonus of $28,014 to Mr. Yanay for fiscal year 2009. During fiscal year 2009, Mr. Yanay took on additional management responsibilities over our operations in Continental Europe and Asia, and has continued to perform above expectations. Mr. Yanay’s bonus amounts are set and paid in Israeli New Shekels. For disclosure purposes, Mr. Yanay’s bonus amount of ILS 105,250 has been converted from Israeli New Shekels to U.S. Dollars at the October 31, 2009 exchange rate of 3.757 Shekels per one U.S. Dollar.

Long-Term Equity Incentive Compensation

On an annual basis, the Compensation Committee determines whether to make long-term incentive awards to each named executive, with the exception of our Chief Executive Officer, whose employment agreement provides that he will receive an annual equity award. See “Employment-Related Agreements with Named Executives — Employment Agreement with our Chief Executive Officer” above.

Amount of Incentive Compensation. The amount of long-term incentive compensation, if any, awarded each year to the other named executives is determined by the Compensation Committee, in consultation with our Chief Executive Officer, after taking into account our overall compensation program objectives. These grants are intended to serve as incentives for our named executives to remain with us, continue performance at levels consistent with our corporate objectives and to tie a substantial amount of their overall compensation to the long-term performance of our common stock. In making awards of options and restricted stock units for our named executives, the Compensation Committee determined that at least one-third of total compensation for each of the named executives other than Mr. Bergeron should be in the form of these awards to ensure that the interests of each of our named executives is aligned with the interests of our stockholders. The Compensation Committee has determined that the value of restricted stock units for purposes of the long-term incentive compensation determination should be based on the value of the underlying common stock on the date of grant. We have determined that the value of stock options for purposes of the long-term incentive compensation determination should be based on the Black-Scholes value of the stock option on the date of grant.

Mix of Awards. We view stock options as a way to link the compensation of our named executives directly to value creation for our stockholders, because the amount that a named executive realizes from stock options depends solely on the increase in value of our common stock from the grant date of the option. We view restricted stock units, which are an unsecured promise to deliver shares of our common stock, as a method to economically place each recipient of a restricted stock unit in the same position as a stockholder because the amount that a recipient ultimately receives from a restricted stock unit depends on the actual value of shares of common stock when the shares underlying the restricted stock units are delivered. In addition, more recently, we have used performance-based equity awards which we view as a means to incentivize achievement of specific corporate objectives. The Compensation Committee considers all of these alternatives in determining the appropriate mix of equity awards to achieve the proper allocation of performance and retention incentives.

Vesting of Long-Term Incentives. Generally stock options granted with time-based vesting become exercisable as to 25% of the grant approximately one year after the grant date and as to the remainder of the grant in equal quarterly installments over the following three years. The stock option life is seven years from the date of grant and offers named executives the right to purchase the stated number of shares of our common stock at an exercise price per share determined on the date of grant. Stock options have value only to the extent the price of our shares on the date of exercise exceeds the applicable exercise price.

Stock options granted with performance-based criteria are earned upon achievement of one or more specified performance target and become exercisable over a preset vesting schedule usually within one year of the date the option award is earned.

Restricted stock units also generally vest as to 25% of the grant approximately one year after the grant date and as to the remainder in equal quarterly installments over the following three years and upon vesting, shares of our common stock are delivered on a one-for-one basis.

Accounting Considerations. All equity grants are accounted for in accordance with ASC 718 (formerly SFAS No. 123(R), Share-Based Payment). It should be noted that the Compensation Committee did not attribute significant weight to the stock-based compensation charges that would be recorded for accounting purposes for the grants of options and restricted stock units granted to our named executives in light of the fact that these items do not directly relate to the achievement of our compensation objectives.

Equity Grant Procedures. Equity awards to our employees are generally awarded only on dates that the Compensation Committee meets. As a result of this procedure, we have generally awarded equity grants to our named executives (other than our Chief Executive Officer) based on and immediately following an annual review of employee equity awards. For fiscal year 2009, the annual review was completed in April. The grant date is set as the first trading day of the month following Board approval of the equity award, and the exercise price is the fair market value of our Common Stock based on the stock closing price, as traded on the NYSE, on the grant date.

Fiscal Year 2009 Long-Term Incentive Determinations

In April 2009, in connection with the execution of Mr. Bergeron’s 2009 Employment Agreement, we granted Mr. Bergeron an equity award of 150,000 retention stock options that vest ratably over four years, with 25% of the grant cliff vesting on the first anniversary of the vesting commencement date. Mr. Bergeron may also earn up to an additional 150,000 performance stock options based upon our achieving a non-GAAP earnings per share financial target for fiscal year 2009 as set by our Board of Directors. Subsequent to October 31, 2009, the target for this grant was achieved, and the stock options were earned. Shares subject to these options vest and become exercisable on October 31, 2010.

For fiscal year 2009, Mr. Dykes received an equity award of 450,000 retention stock options and each of Messrs. Dumbrell, Waller and Yanay received an equity award of 50,000 retention stock options. Mr. Dykes’ award was substantially larger than the amount of retention stock options that we normally award because Mr. Dykes did not hold any stock options at the time these retention stock options were granted. These retention stock options vest ratably over four years, with 25% of the grant cliff vesting on the first anniversary of the vesting commencement date. Each of Messrs. Dykes, Dumbrell, Waller and Yanay may also earn up to an additional 50,000 performance stock options based upon our achieving a non-GAAP earnings per share financial target for fiscal year 2009 as set by our Board of Directors. Subsequent to October 31, 2009, the target for each of these grants was achieved, and the stock options were earned. Shares subject to these options vest and become exercisable on October 31, 2010.

Perquisites and Benefits

Other than with respect to Mr. Yanay, we do not provide perquisites or personal benefits (such as financial services, air travel (other than reimbursement for business travel), country club memberships or car allowances) to the named executives other than standard health benefits available to all employees. We provide Mr. Yanay with the use of a car (including reimbursement of the tax effect of such benefit), study fund contributions, severance fund contributions and a recuperation allowance and other insurance benefits as is customary for executives in Israel, Mr. Yanay’s home country. We also reimbursed Mr. Yanay for the cost of his cellular telephone use (including reimbursement of the tax effect of such benefit). These benefits were previously provided to Mr. Yanay in connection with his employment at Lipman, which we acquired on November 1, 2006.

EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth compensation awarded to, paid to, or earned by VeriFone’s named executives during fiscal years 2009, 2008 and 2007.

Summary Compensation Table

	Fiscal Year	Salary ($)		Bonus ($)		Stock Awards ($) (1)		Option Awards ($) (2)		Non-Equity Incentive Plan Compensation ($)		Change in Pension Value and Nonqualified Deferred Comp Earnings ($)	All Other Compensation ($)		Total ($)
Douglas G. Bergeron	2009	700,000		—		288,600	(3)	804,943		—		—	7,828		1,801,371
Chief Executive Officer	2008	700,000		—		288,600	(3)	534,808		—		—	7,614		1,531,022
	2007	700,000		—		287,499	(3)	564,631		—		—	46,968		1,599,098

Robert Dykes	2009	420,000		—		—		3,891,915	(5)	279,750	(6)	—	10,628		4,602,293
Senior Vice President and Chief Financial Officer (5)	2008	68,385	(4)	—		—		136,072	(5)	—		—	844		205,301

Jeff Dumbrell	2009	300,000		48,000	(7)			671,660		36,000	(8)	—	6,946		1,062,606
Executive Vice President	2008	252,500		34,813				272,730		74,157		—	10,025		644,225
	2007	193,750		170,637				153,287		75,426		—	6,773		599,873

Elmore Waller	2009	315,000		29,000	(9)	72,150		540,417		150,984	(10)	—	828		1,108,379
Executive Vice President, Integrated Solutions	2008	315,000		35,500		72,150		398,791		29,375		—	864		851,680
	2007	315,000		50,000		71,875		336,705		70,613		—	1,907		846,100

Eliezer Yanay	2009	352,477	(11)	28,014	(12)			1,003,841	(13)	89,434	(14)	—	136,291	(15)	1,610,057
President of VeriFone Israel and Executive Vice President, Continental Europe, South East Europe and Asia	2008	203,008	(11)	—				507,130		77,100		—	80,534	(15)	867,772
	2007	191,690	(11)	—				523,341		86,378		—	75,550	(15)	876,959

(1)	Amounts shown in this column reflect our accounting expense for these restricted stock unit awards and do not reflect whether the recipient has actually realized a financial benefit from the awards (such as by vesting in a restricted stock unit award). This column represents the dollar amount recognized for financial statement reporting purposes with respect to each fiscal year for the fair value of restricted stock units granted to the named executives in accordance with ASC 718 (formerly SFAS No. 123(R), Share-Based Payment). Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For information on the valuation of these amounts, refer to “Stockholders’ Equity” of the notes to consolidated financial statements included in our Annual Report on Form 10-K for each of our fiscal years. See the Grants of Plan-Based Awards table below for information on awards made in fiscal year 2009.
(2)

Amounts shown in this column reflect our accounting expense for these awards and do not reflect whether the recipient has actually realized a financial benefit from the awards (such as by exercising stock options). This column represents the dollar amount recognized for financial statement reporting purposes with respect to each fiscal year for the fair value of stock options granted to the named executives. The fair value was estimated using the Black-Scholes option pricing model in accordance with ASC 718 (formerly SFAS No. 123(R), Share-Based Payment). Pursuant to SEC rules, amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For information on the valuation assumptions used for the calculation of these amounts, refer to “Stockholders’ Equity” of the notes to consolidated financial statements included in our Annual Report on Form 10-K for each of our fiscal years. See the Grants of Plan-Based Awards table below for information on awards made in fiscal year 2009.

(3)	Represents the accounting expense for RSU awards granted to Mr. Bergeron on March 22, 2006. On January 4, 2007, we granted a total of 900,000 performance-based RSUs to Mr. Bergeron. We have not recognized any compensation expense related to these performance-based RSUs as the financial targets for fiscal years 2008 and 2007 were not achieved and, effective April 8, 2009, we and Mr. Bergeron entered into the 2009 Employment Agreement pursuant to which these RSUs were cancelled.
(4)	Mr. Dykes joined us as Senior Vice President effective September 2, 2008 and Chief Financial Officer effective immediately following the filing of our Quarterly Report on Form 10-Q on September 9, 2008.
(5)	The amount for fiscal year 2008 represents the period accounting expense associated with an option grant to Mr. Dykes for the purchase of an aggregate 500,000 shares of Common Stock. On November 21, 2008, Mr. Dykes voluntarily relinquished these options back to us and they have been cancelled. The fiscal year 2009 amount includes approximately $3.6 million of stock-based compensation expense which we recognized in the first quarter of fiscal year 2009 in connection with the voluntary relinquishment of the option grant.
(6)	Represents earned annual performance-based cash bonus at 100% of target of $180,000 and $99,750 of semi-annual performance bonus earned in fiscal year 2009. See “Annual Bonus Awards” and “Determination of 2009 Quarterly or Semi-Annual Target Bonus Amounts” in this CD&A for further discussion of the pre-established targets and the amounts earned.
(7)	Represents earned individual bonus component of quarterly bonus awards of $30,000 and a fiscal year 2009 one-time bonus of $18,000 awarded to Mr. Dumbrell. The individual bonus component of the quarterly bonus award is awarded at the discretion of the CEO based on a qualitative assessment of achievement against strategic goals and personal objectives set for each named executive by the CEO and each named executive. One-time bonuses are awarded at the discretion of the Compensation Committee with input from the CEO to reward extraordinary efforts and performance. See “Determination of 2009 Quarterly or Semi-Annual Target Bonus Amounts” and “One-Time Bonuses” in this CD&A for further discussion of amounts earned.
(8)	Represents earned annual performance-based cash bonus at 100% of target of $36,000. See “Annual Bonus Awards” in this CD&A for further discussion of the pre-established targets and the amount earned.
(9)	Represents earned individual bonus component of quarterly bonus awards of $19,000 and a fiscal year 2009 one-time bonus of $10,000 awarded to Mr. Waller. The individual bonus component of the quarterly bonus award is awarded at the discretion of the CEO based on a qualitative assessment of achievement against strategic goals and personal objectives set for each named executive by the CEO and each named executive. One-time bonuses are awarded at the discretion of the Compensation Committee with input from the CEO to reward extraordinary efforts and performance. See “Determination of 2009 Quarterly or Semi-Annual Target Bonus Amounts” and “One-Time Bonuses” in this CD&A for further discussion of amounts earned.
(10)	Represents earned annual performance-based cash bonus at 100% of target of $50,000 and earned amount of quarterly performance bonus totaling $100,984. See “Annual Bonus Awards” and “Determination of 2009 Quarterly or Semi-Annual Target Bonus Amounts” in this CD&A for further discussion of the pre-established targets and the amounts earned.
(11)	Mr. Yanay’s base salary is set and paid in Israeli New Shekels. Fiscal year 2009 amount consists of salary of $308,757, study fund contributions of $19,393 and payment for accrued but unused vacation of $24,327. Fiscal year 2008 amount consists of salary of $192,359 and study fund contributions of $10,649. Fiscal year 2007 amounts consisted of salary of $181,635 and study fund contributions of $10,055. Amounts for fiscal years 2009, 2008 and 2007 have been converted from Israeli New Shekels to U.S. Dollars at the fiscal year end exchange rates of 3.757 Shekels per one U.S. Dollar, 3.743 Shekels per one U.S. Dollar and 3.963 Shekels per one U.S. Dollar, respectively.
(12)	Represents a fiscal year 2009 one-time bonus of $28,014 awarded to Mr. Yanay. One-time bonuses are awarded at the discretion of the Compensation Committee with input from the CEO to reward extraordinary efforts and performance. The bonus amount has been converted from Israeli New Shekels to U.S. Dollars at the October 31, 2009 exchange rates of 3.757 Shekels per one U.S. Dollar. See “One-Time Bonuses” in this CD&A for further discussion of amount awarded.
(13)	In July 2009, Mr. Yanay voluntarily relinquished back to us a total of 145,000 stock options previously granted to him and these options have been cancelled. The fiscal year 2009 amount includes approximately $0.3 million of stock-based compensation expense which we recognized in the third quarter of fiscal year 2009 in connection with the voluntary relinquishment of these options.
(14)	Represents earned annual performance-based cash bonus at 100% of target of $26,617 and earned amount of quarterly performance bonus totaling $62,817. The bonus amount has been converted from Israeli New Shekels to U.S. Dollars at the October 31, 2009 exchange rates of 3.757 Shekels per one U.S. Dollar. See “Annual Bonus Awards” and “Determination of 2009 Quarterly or Semi-Annual Target Bonus Amounts” in this CD&A for further discussion of the pre-established targets and the amounts earned.
(15)	Amounts consist primarily of customary Israeli employment-related benefits paid to Mr. Yanay. Fiscal year 2009 amount includes car allowance of $44,876, tax reimbursements of $11,804 for the car allowance, cellular phone expense of $21,069, tax reimbursement of $446 for cellular phone, $27,335 for Israeli severance fund payments, $22,150 for manager insurance and $8,611 for disability insurance, recuperation pay, medical tests and publication subscriptions. Fiscal year 2008 amount includes car allowance of $18,595, tax reimbursements of $5,231 for the car allowance, cellular phone expense of $17,967, tax reimbursement of $457 for cellular phone, $16,911 for Israeli severance fund payments, $13,703 for manager insurance and $7,670 for disability insurance, recuperation pay, medical tests and publication subscriptions. Fiscal year 2007 amount includes car allowance of $17,558, cellular phone expense of $21,176, tax reimbursement of $666 for cellular phone, $15,968 for Israeli severance fund payments, $12,939 for manager insurance and $7,243 for disability insurance, recuperation pay, medical tests and publication subscriptions. Amounts for fiscal years 2009, 2008 and 2007 have been converted from Israeli New Shekels to U.S. Dollars at the fiscal year end exchange rates of 3.757 Shekels per one U.S. Dollar, 3.743 Shekels per one U.S. Dollar and 3.963 Shekels per one U.S. Dollar, respectively.

Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of plan-based awards in fiscal year 2009 to our named executives, including cash awards and equity awards. The option and restricted stock unit awards granted to our named executives in fiscal year 2009 were granted under our 2006 Equity Incentive Plan. For each option award with time-based vesting, one quarter of the award vests after one year, and the remainder vests ratably by quarter over the succeeding three years. Each option award has a term of seven years.

				Estimated Possible Payouts Under Non-Equity Incentive Plan Awards				Estimated Possible Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($) (5)
Name	Grant Date		Board Approval Date	Thres- hold ($)	Target ($)	Maximum ($)		Thres- hold (#)	Target (#)	Maximum (#)
Douglas G. Bergeron	5/1/2009	(1)	4/1/2009	—	—	—		—	—	—	—	150,000	7.46	588,165
Chief Executive Officer	5/1/2009	(2)	4/1/2009	—	—	—		—	150,000	150,000	—	—	7.46	588,165

Robert Dykes	—		—	—	280,000	290,000	(3)	—	—	—	—	—	—	—
Senior Vice President and Chief Financial Officer	5/1/2009	(1)	4/1/2009	—	—	—		—	—	—	—	450,000	7.46	1,764,495
	5/1/2009	(2)	4/1/2009	—	—	—		—	50,000	50,000	—	—	7.46	196,055

Jeff Dumbrell	—		—	—	110,000	110,000	(4)	—	—	—	—	—	—	—
Executive Vice President	5/1/2009	(1)	4/1/2009	—	—	—		—	—	—	—	50,000	7.46	196,055
	5/1/2009	(2)	4/1/2009	—	—	—		—	50,000	50,000		—	7.46	196,055

Elmore Waller	—		—	—	150,000	150,000	(4)	—	—	—	—	—	—	—
Executive Vice President Integrated Solutions	5/1/2009	(1)	4/1/2009	—	—	—		—	—	—	—	50,000	7.46	196,055
	5/1/2009	(2)	4/1/2009	—	—	—		—	50,000	50,000		—	7.46	196,055

Eliezer Yanay	—		—	—	133,085	133,085	(4)	—	—	—	—	—	—	—
President of VeriFone Israel and Executive Vice President, Continental Europe, South East Europe and Asia	5/1/2009	(1)	4/1/2009	—	—	—		—	—	—	—	50,000	7.46	196,055
	5/1/2009	(2)	4/1/2009	—	—	—		—	50,000	50,000	—	—	7.46	196,055

(1)	Shares subject to this option vest and become exercisable as to 1/4 of the shares on May 1, 2010 and 1/16 of shares each quarter thereafter.
(2)	Option grant conditioned on achievement of a net income, as adjusted, per share financial target for fiscal year 2009 as set by our Board, with a target and maximum option award of 150,000 stock options in the case of Mr. Bergeron and 50,000 stock options in the case of each of Messrs. Dykes, Dumbrell, Waller and Yanay. Subsequent to October 31, 2009, each of these option grants were earned at the target amount. Shares subject to each of these options vest and become exercisable on October 31, 2010.
(3)	Reflects threshold, target and maximum amount of annual performance-based cash bonus awards which may be earned based upon achieving pre-established financial and other performance targets for fiscal year 2009. For Mr. Dykes, fiscal year 2009 Non-Equity Incentive Plan Awards consist of cash bonus amounts based on semi-annual and annual financial and corporate targets, with each such bonus payable at 0% to 100% except for 50% of the semi-annual performance bonus which may be paid out at up to 120% of target. As disclosed above in the “Summary Compensation Table” we paid a total of $279,750 to Mr. Dykes for fiscal year 2009 Non-Equity Incentive Plan Awards. See further discussion above under “Fiscal Year 2009 Bonus Determinations”.
(4)	Reflects threshold, target and maximum amount of annual performance-based cash bonus awards which may be earned based upon achieving pre-established financial and other performance targets for fiscal year 2009. For Messrs. Dumbrell, Waller and Yanay, fiscal year 2009 Non-Equity Incentive Plan Awards consist of cash bonus amounts based on quarterly and annual financial and corporate targets, with each such bonus payable at 0% to 100% except for 50% of the performance-based portion of the quarterly bonus which may be paid out at the actual percentage of target achieved above 100%. As disclosed above in the “Summary Compensation Table” we paid a total of $36,000, $150,984 and $89,434 to Messrs. Dumbrell, Waller and Yanay for fiscal year 2009 Non-Equity Incentive Plan Awards. See further discussion above under “Fiscal Year 2009 Bonus Determinations”.
(5)	Reflects the grant date fair value of each target equity award computed in accordance with ASC 718 (formerly SFAS No. 123(R), Share-Based Payment). The assumptions used in the valuation of these awards are set forth in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009 filed with the SEC on December 22, 2009. These amounts do not correspond to the actual value that will be realized by the named executives.

Outstanding Equity Awards at Fiscal 2009 Year-End

The following table provides information about unexercised options, stock that has not vested and other equity incentive plan awards that have not vested for each of our named executives as of October 31, 2009.

			Option Awards					Stock Awards
Name	Option/ Award Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have not Vested (#)	Market Value of Shares or Units of Stock That Have not Vested ($) (3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have not Vested ($) (3)
Douglas G. Bergeron	3/22/2006	(1)	196,875	28,125		28.86	3/22/2013
Chief Executive Officer	3/22/2006	(2)						5,000	66,500
	5/1/2009	(4)		150,000		7.46	5/1/2016
	5/1/2009	(5)			150,000	7.46	5/1/2016
Robert Dykes	5/1/2009	(4)		450,000		7.46	5/1/2016
Senior Vice President and Chief Financial Officer	5/1/2009	(6)			50,000	7.46	5/1/2016

Jeff Dumbrell	4/29/2005	(7)	2,188			10.00	4/29/2012
Executive Vice President	6/30/2005	(8)	1,313			16.25	6/30/2012
	7/3/2006	(9)	6,000	2,250		29.28	7/3/2013
	1/3/2007	(10)	13,750	6,250		35.45	1/3/2014
	4/2/2007	(11)	31,250	18,750		36.43	4/2/2014
	9/2/2008	(12)	50,000	150,000		19.99	9/2/2015
	5/1/2009	(4)		50,000		7.46	5/1/2016
	5/1/2009	(6)			50,000	7.46	5/1/2016
Elmore Waller	12/9/2003	(13)	2,500			3.05	12/9/2013
Executive Vice President Integrated Solutions	1/7/2005	(14)	57,215	12,500		10.00	1/7/2015
	3/22/2006	(1)	35,000	5,000		28.86	3/22/2016
	3/22/2006	(2)						1,250	16,625
	1/3/2007	(15)	17,187	7,813		35.45	1/3/2017
	7/2/2007	(16)	19,687	15,313		35.47	7/2/2017
	11/3/2008	(17)		40,000		11.41	11/3/2018
	5/1/2009	(4)		50,000		7.46	5/1/2016
	5/1/2009	(6)			50,000	7.46	5/1/2016
Eliezer Yanay	9/2/2008	(12)	43,750	131,250		19.99	9/2/2015
President of VeriFone Israel and Executive Vice President, Continental Europe, South East Europe and Asia	5/1/2009	(4)		50,000		7.46	5/1/2016
	5/1/2009	(6)			50,000	7.46	5/1/2016

(1)	Shares subject to this option vest and become exercisable as to 1/4 of the shares on March 22, 2007 and 1/16 of shares each quarter thereafter.
(2)	Shares subject to this RSU vest and become exercisable as to 1/4 of the shares on March 22, 2007 and 1/16 of shares each quarter thereafter.
(3)	Market value of units of stock that have not vested is computed by multiplying (i) $13.30, the closing price on October 31, 2009, by (ii) the number of units of stock.
(4)	Shares subject to this option vest and become exercisable as to 1/4 of the shares on May 1, 2010 and 1/16 of shares each quarter thereafter.
(5)	Option grant conditioned on achievement of a net income, as adjusted, per share financial target for fiscal year 2009 as set by our Board, with a target and maximum option award of 150,000 stock options. Subsequent to October 31, 2009, the option grant was earned at the target amount. Shares subject to this option vest and become exercisable on October 31, 2010. The option grant is subject to forfeiture if at any time during the thirty-six months following the date the option is earned we restate our financial statements such that the performance condition would no longer be met. If Mr. Bergeron leaves VeriFone for good reason or if his employment is terminated without cause, then the vesting of the option, if already earned, shall accelerate in full.

(6)	Option grant conditioned on achievement of a minimum net income, as adjusted, per share, with a target and maximum option award of 50,000 stock options. Subsequent to October 31, 2009, this option grant was earned at the target amount. Shares subject to this option vest and become exercisable on October 31, 2010.
(7)	Shares subject to this option vest and become exercisable as to 1/4 of the shares on April 29, 2006 and 1/16 of shares each quarter thereafter.
(8)	Shares subject to this option vest and become exercisable as to 1/4 of the shares on June 30, 2006 and 1/16 of shares each quarter thereafter.
(9)	Shares subject to this option vest and become exercisable as to 1/4 of the shares on July 3, 2007 and 1/16 of shares each quarter thereafter.
(10)	Shares subject to this option vest and become exercisable as to 1/4 of the shares on January 3, 2008 and 1/16 of shares each quarter thereafter.
(11)	Shares subject to this option vest and become exercisable as to 1/4 of the shares on April 2, 2008 and 1/16 of shares each quarter thereafter.
(12)	Shares subject to this option vest and become exercisable as to 1/4 of the shares on September 2, 2009 and 1/16 of shares each quarter thereafter.
(13)	Shares subject to this option vest and become exercisable as to 1/5 of the shares on January 1, 2005 and 1/20 of shares each quarter thereafter.
(14)	Shares subject to this option vest and become exercisable as to 1/5 of the shares on December 1, 2006 and 1/20 of shares each quarter thereafter.
(15)	Shares subject to this option vest and become exercisable as to 1/4 of the shares on January 3, 2008 and 1/16 of shares each quarter thereafter.
(16)	Shares subject to this option vest and become exercisable as to 1/4 of the shares on July 2, 2008, 1/4 of the shares on April 10, 2009, and 1/4 of the shares on April 10, 2010.
(17)	Shares subject to this option vest and become exercisable as to 1/4 of the shares on November 3, 2009 and 1/16 of shares each quarter thereafter.

Fiscal Year 2009 Option Exercises and Stock Vested

The following table presents information concerning the aggregate number of shares for which options were exercised during fiscal year 2009 for each of the named executives. In addition, the table presents information on shares that were acquired upon vesting of stock awards during fiscal year 2009 for any of the named executives on an aggregated basis.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting	Value Realized on Vesting ($) (2)
Douglas G. Bergeron	—	—	10,000	$83,425
Chief Executive Officer
Robert Dykes	—	—	—	—
Senior Vice President and Chief Financial Officer
Jeff Dumbrell	—	—	—	—
Executive Vice President
Elmore Waller	—	—	2,500	$20,856
Executive Vice President, Integrated Solutions
Eliezer Yanay	—	—	—	—
President of VeriFone Israel and Executive Vice President, Continental Europe, South East Europe and Asia

(1)	The value realized on the exercise is calculated as the difference between the fair market value of the shares on the date of exercise and the applicable exercise price for those options.
(2)	The value realized on the shares acquired is the fair market value of the shares on the date of vesting, which is the closing price on such date of our stock as traded on the NYSE.

Potential Payments Upon Termination or Change of Control

Our change of control arrangements with Mr. Bergeron and Mr. Dykes are included in their agreements with us as described above under the caption “Employment Agreement with our Chief Executive Officer” and the caption “Severance Agreement with our Chief Financial Officer”. In determining the terms and scope of the change of control arrangements with Messrs. Bergeron and Dykes, our Compensation Committee considered (i) the employment agreement that Mr. Bergeron entered into in connection with the acquisition and recapitalization of our company led by him and a private equity firm in 2002 and the amended and restated employment agreement that Mr. Bergeron signed with us in 2007, (ii) the change-in-control severance agreement that our former Chief Financial Officer had entered into in connection with his initial employment in July 2004, and (iii) similar arrangements in place at our “peer” companies as described above under “Determination of Compensation — Role of Compensation Consultants” and “— Competitive Data.” In addition, certain of our equity awards in fiscal year 2006 and in early fiscal year 2007 to our named executives provide for acceleration of vesting in the event of an involuntary or constructive termination three months prior to or eighteen months following a change of control.

Under Israeli law, Mr. Yanay, our President of VeriFone Israel and Executive Vice President, Continental Europe, South East Europe and Asia, will be entitled to certain statutory severance payments upon termination of employment for any reason, including retirement.

None of our named executives is entitled to a severance payment unless the change of control event is followed by, or in the case of equity awards with a change of control provision three months preceding, an involuntary or constructive termination. All such payments and benefits would be provided by us.

The tables below outline the potential payments and benefits payable to each named executive in the event of involuntary termination, or change of control, as if such event had occurred as of October 31, 2009.

Involuntary or Constructive Involuntary Termination

Name	Salary Continuation	Cash-Based Incentive Award		Continuation of Benefits	Intrinsic Value of Unvested RSUs (5)	Intrinsic Value of Unvested Options (6)
Douglas Bergeron (1)	$700,000	$—	(2)	$41,607	$—	$—	(3)
Robert Dykes	$210,000	$—		$7,481	$—	$—
Jeff Dumbrell	$—	$—		$—	$—	$—
Elmore Waller	$—	$—		$—	$—	$—
Eliezer Yanay (4)	$212,936	$—		$—	$—	$—

Involuntary or Constructive Involuntary Termination Following a Change of Control

Name	Salary Continuation	Cash-Based Incentive Award		Continuation of Benefits	Intrinsic Value of Unvested RSUs (5)	Intrinsic Value of Unvested Options (6)
Douglas Bergeron (1)	$700,000	$—	(2)	$41,607	$66,500	$—	(3)
Robert Dykes	$210,000	$—		$7,481	$—	$—
Jeff Dumbrell	$—	$—		$—	$—	$—
Elmore Waller	$—	$—		$—	$16,625	$—
Eliezer Yanay (4)	$212,936	$—		$—	$—	$—

(1)	The salary continuation amount assumes one year of severance. We have the option to extend the noncompetition period under Mr. Bergeron’s 2009 Employment Agreement for an additional year by paying Mr. Bergeron an additional year’s severance.

(2)	Based on Mr. Bergeron’s bonus payment of $0 in 2009. Under the terms of Mr. Bergeron’s 2009 Employment Agreement, Mr. Bergeron is entitled to payment equal to the amount of bonus payment paid to him in the immediately previous full fiscal year.
(3)	On May 1, 2009, Mr. Bergeron was awarded an option grant conditioned on achievement of a minimum net income, as adjusted, per share, with a target and maximum award of 150,000 stock options. If Mr. Bergeron leaves VeriFone for good reason or if his employment is terminated without cause, then the vesting of the option, if already earned, shall accelerate in full. The intrinsic value of such options have not been not included in the above table as the underlying options had not been earned as of October 31, 2009. Subsequent to October 31, 2009, this option grant was earned at the target amount.
(4)	Based on Israeli labor laws, an Israeli employee, such as Mr. Yanay, is entitled to severance pay upon termination of employment by the employer for any reason, including retirement. Amount represents the maximum statutory severance pay, which would be paid in the event of involuntary termination of Mr. Yanay’s employment, calculated based on the most recent monthly base salary of such employee multiplied by the number of years of employment of such employee. As of October 31, 2009, Mr. Yanay has been employed with VeriFone (including his term of employment with Lipman prior to our acquisition of Lipman) for approximately 8 years. Calculated by taking Mr. Yanay’s monthly base salary as of October 31, 2009, multiplied by 8 years and converted from Israeli New Shekels to U.S. Dollars at the October 31, 2009 exchange rate of 3.757 Shekels per one U.S. Dollar. Each pay period, we submit sums into a severance fund at the statutory rate of 8.33% of base salary. These amounts are reflected in compensation expense each period. In the event of separation of employment that is other than an involuntary termination, Mr. Yanay would be entitled to the lesser amount that have been funded into this severance fund rather than the maximum statutory amount based on the base salary rate at the time of termination.
(5)	Calculated by taking the product of the closing market price of our common stock on October 30, 2009, of $13.30, and RSUs subject to acceleration.
(6)	Based on the closing market price of our common stock on October 30, 2009, of $13.30, and the respective exercise prices of unvested options subject to acceleration. No intrinsic value is attributed to unvested options subject to acceleration which have exercise prices above the closing market price of our common stock on October 30, 2009.

DIRECTOR COMPENSATION

For fiscal year 2009, all directors who are not our employees were entitled to receive annual fees for service on the Board and Board committees as follows:

Annual director retainer	$35,000
Chairman of the Board retainer	$45,000
Annual committee chair retainers:
Audit Committee	$20,000
Compensation Committee	$10,000
Corporate Governance and Nominating Committee	$10,000
Annual committee member retainers:
Audit Committee	$10,000
Compensation Committee	$5,000
Corporate Governance and Nominating Committee	$5,000

For fiscal year 2009, the Board retained the same fee levels as for fiscal years 2008 and 2007. All annual fees are paid in quarterly installments. In addition, we have granted to each director who is not our employee, upon the director’s initial appointment to the Board, options to purchase 30,000 shares of our common stock and plan to grant options to purchase an additional 11,000 shares of our common stock to each such director each year thereafter. The initial option grant to a director is made on the first trading day of the month following the director’s appointment to the Board, and the annual option grant is made on the first trading day following each fiscal year end. The exercise price for these options is the fair market value of our common stock at the time of the grant of the options. For each grant of options, one quarter of the options vest after one year, and the remainder vest ratably by quarter over the succeeding three years. The options have a term of seven years. In addition to this annual retainer, all directors were entitled to receive $2,500 for each Board and committee meeting attended in person and $1,250 for each telephonic Board and committee meeting attended. Directors are also reimbursed for all reasonable expenses incurred in connection with attendance at any of these meetings.

The following table sets forth a summary of the compensation earned by our non-employee directors for services in fiscal year 2009:

Name	Cash Fees	Stock Awards	Option Awards (3), (4)	All Other Compensation	Total
Robert W. Alspaugh	$87,500	—	$72,574	—	$160,074
Dr. Leslie G. Denend	$100,000	—	$71,508	—	$171,508
Alex W. (Pete) Hart	$65,000	—	$115,832	—	$180,832
Robert B. Henske	$102,500	—	$74,219	—	$176,719
Richard A. McGinn (1)	$49,972	—	$17,263	—	$67,235
Eitan Raff	$55,000	—	$100,786	—	$155,786
Charles R. Rinehart	$120,000	—	$124,249	—	$244,249
Collin E. Roche (2)	$17,500	—	$1,746	—	$19,246
Jeffrey Stiefler	$75,000	—	$72,574	—	$147,574

(1)	Mr. McGinn joined our Board effective December 17, 2008, and became a member of our Corporate Governance and Nominating Committee effective March 18, 2009.
(2)	Mr. Roche began receiving these fees and option grants in the fourth quarter of fiscal year 2009; prior to such time Mr. Roche had waived these fees and option grants.
(3)

Amounts shown in this column reflect our accounting expense for these awards and do not reflect whether the recipient has actually realized a financial benefit from the awards (such as by exercising stock options). This column represents the dollar amount recognized for financial statement reporting purposes with respect to fiscal year 2009 for the fair value of stock options granted to the non-employee directors. The fair value was estimated using the Black-Scholes option pricing model in accordance with ASC 718 (formerly SFAS

No. 123(R), Share-Based Payment). Pursuant to SEC rules, amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For information on the valuation assumptions used for the calculation of these amounts, refer to “Stockholders’ Equity” of the notes to consolidated financial statements included in our Annual Report on Form 10-K for each of our fiscal years.

(4)	During fiscal year 2009, Mr. McGinn was granted 30,000 options at the time he joined our Board. The grant date fair value of such options computed in accordance with ASC 718 (formerly SFAS No. 123(R), Share-Based Payment) totaled $84,990 for Mr. McGinn. As of October 31, 2009, the aggregate outstanding number of options held by each director is as follows: Mr. Alspaugh, 52,000 shares; Dr. Denend, 72,000 shares; Mr. Hart, 63,000 shares; Mr. Henske 71,500 shares; Mr. McGinn, 41,000 shares; Mr. Raff, 52,000 shares; Mr. Rinehart, 63,000 shares; Mr. Roche, 11,000 shares; and Mr. Stiefler, 52,000 shares.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2009, the Compensation Committee consisted of Leslie G. Denend (Chairman), Robert B. Henske, and Collin E. Roche. None of the members is an officer or employee of VeriFone, and none of our executive officers serves as a member of a board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board or Compensation Committee.

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

During fiscal year 2009, the Committee performed all of its duties and responsibilities under the Compensation Committee’s charter. Additionally, as part of its responsibilities, the Committee reviewed the section of this Amendment No. 1 to VeriFone’s Annual Report on Form 10-K/A entitled “Compensation Discussion and Analysis” (CD&A), as prepared by management of VeriFone, and discussed the CD&A with management of VeriFone. Based on its review and discussions, the Committee recommended to the Board of Directors that the CD&A be included in VeriFone’s Annual Report on Form 10-K/A.

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

Beneficial Ownership Information

The following table presents information concerning the beneficial ownership of the shares of our common stock as of January 29, 2010, by:

•	each person we know to be the beneficial owner of 5% of more of our outstanding shares of common stock;

•	each of our named executives;

•	each of our current directors; and

•	all of our current executive officers and directors as a group.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. Percentage of beneficial ownership is based on 84,887,915 shares of common stock outstanding as of January 29, 2010. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of January 29, 2010 are considered outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless indicated below, the address of each individual listed below is c/o VeriFone Holdings, Inc., 2099 Gateway Place, Suite 600, San Jose, California 95110.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number	Percent of Class
Beneficial owners
FMR LLC (1)	9,283,873	11%
Capital Research Global Investors (2)	9,276,500	11%
Douglas G. Bergeron (3)	2,280,868	3%
Robert Dykes	129,082	*
Jeffrey Dumbrell (4)	133,438	*
Elmore Waller (5)	172,675	*
Eliezer Yanay (6)	86,625	*
Albert Liu (7)	46,875	*
Robert W. Alspaugh (8)	14,687	*
Dr. Leslie G. Denend (9)	49,999	*
Alex W. (Pete) Hart (10)	43,249	*
Robert B. Henske (11)	49,499	*
Richard A. McGinn (12)	7,500	*
Eitan Raff (13)	20,312	*
Charles Rinehart (14)	60,124	*
Collin E. Roche (15)	82,425	*
Jeffrey E. Stiefler (16)	14,687	*
All directors and current executive officers as a group (15 persons) **	3,192,045	4%

*	Less than 1%.
**	Beneficial ownership information is provided as of January 29, 2010. Total includes shares beneficially owned by Mr. Liu, who became a named executive in December 2009.

(1)	The address of FMR LLC is 82 Devonshire Street, Boston, Massachusetts 02109. FMR LLC (“FMR”) has the sole power to vote or direct the vote of 889,553 shares and the sole power to dispose or direct the disposition of 9,283,873 shares of common stock. Beneficial ownership information includes 8,394,320 shares of common stock beneficially owned by Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR, of which 7,870,500 shares of common stock are owned by one investment company, Fidelity Growth Company Fund; 547,053 shares of common stock held by Pyramis Global Advisors, LLC (“PGALLC”), an indirect wholly-owned subsidiary of FMR; and 342,500 shares of common stock held by Pyramis Global Advisors Trust Company (“PGATC”), an indirect wholly-owned subsidiary of FMR. Edward C. Johnson 3d, Chairman of FMR, and members of the family of Mr. Johnson are the predominant owners, directly or through trusts, of Series B voting common shares of FMR, representing 49% of the voting power of FMR. Through their ownership of voting common shares and the execution of a shareholders’ voting agreement with the majority vote of Series B voting common shares, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR. Mr. Johnson and FMR each has sole power to dispose of the 8,394,320 shares of common stock held by Fidelity, sole power to vote and dispose of the 547,053 shares of common stock held by PGALLC and sole power to vote and dispose of the 342,500 shares of common stock held by PGATC. This information is based solely upon a Schedule 13G filed by FMR on February 16, 2010 for beneficial ownership as of December 31, 2009.
(2)	The address of Capital Research Global Investors (“CRGI”) is 333 South Hope Street, Los Angeles, California 90071. CRGI has the sole power to vote and dispose of 9,276,500 shares of common stock. This information is based solely upon a Schedule 13G/A filed by CRGI on February 9, 2010 for beneficial ownership as of December 31, 2009.
(3)	Beneficial ownership information includes 2,053,368 shares held by various family trusts the beneficiaries of which are Mr. Bergeron and members of Mr. Bergeron’s family. In addition, 227,500 shares listed as beneficially owned by Mr. Bergeron represent shares (i) issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after January 29, 2010 and (ii) issuable upon vesting of restricted stock units that will vest within 60 days of January 29, 2010.
(4)	Beneficial ownership information includes 1,000 shares held by Mr. Dumbrell directly. In addition, 132,438 shares listed as beneficially owned by Mr. Dumbrell represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after January 29, 2010.
(5)	Beneficial ownership information includes 6,710 shares held by Mr. Waller directly. In addition, 165,965 shares listed as beneficially owned by Mr. Waller represent shares (i) issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after January 29, 2010 and (ii) issuable upon vesting of restricted stock units that will vest within 60 days of January 29, 2010.
(6)	Beneficial ownership information includes 20,000 shares held by Mr. Yanay directly and 1,000 shares beneficially owned by Mr. Yanay indirectly. In addition, 65,625 shares listed as beneficially owned by Mr. Yanay represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after January 29, 2010.
(7)	All shares listed as beneficially owned by Mr. Liu represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after January 29, 2010.
(8)	All shares listed as beneficially owned by Mr. Alspaugh represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after January 29, 2010.
(9)	All shares listed as beneficially owned by Dr. Denend represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after January 29, 2010.
(10)	Beneficial ownership information includes 6,000 shares held by Mr. Hart directly. In addition, 37,249 shares listed as beneficially owned by Mr. Hart represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after January 29, 2010.
(11)	All shares listed as beneficially owned by Mr. Henske represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after January 29, 2010.
(12)	All shares listed as beneficially owned by Mr. McGinn represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after January 29, 2010.

(13)	All shares listed as beneficially owned by Mr. Raff represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after January 29, 2010.
(14)	Beneficial ownership information includes 1,000 shares held by Mr. Rinehart directly and 20,000 shares held by the Rinehart Family Trust dated January 18, 1994 the beneficiaries of which are members of Mr. Rinehart’s family. In addition, 39,124 shares listed as beneficially owned by Mr. Rinehart represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after January 29, 2010.
(15)	The address of Mr. Roche is c/o GTCR Golder Rauner, L.L.C., 300 N. LaSalle Street, Suite 5600, Chicago, Illinois 60654. Beneficial ownership information includes 19,095 shares of common stock held by Mr. Roche. Beneficial ownership information also includes 62,626 shares of common stock held by GTCR Partners VII, L.P., 210 shares of common stock held by GTCR Mezzanine Partners, L.P. and 494 shares of common stock held by GTCR Golder Rauner, L.L.C. GTCR Golder Rauner, L.L.C., through a six-person members committee (consisting of Mr. Roche, Philip A. Canfield, David A. Donnini, Edgar D. Jannotta, Jr., Joseph P. Nolan, and Bruce V. Rauner, with Mr. Rauner as the managing member), has voting and dispositive authority over the shares held by the GTCR entities and therefore beneficially owns such shares. Decisions of the members committee with respect to the voting and disposition of the shares are made by a vote of not less than one-half of its members and the affirmative vote of the managing member and, as a result, no single member of the members committee has voting or dispositive authority over the shares. Each of Messrs. Bondy, Roche, Canfield, Donnini, Jannotta, Nolan, and Rauner, as well as Vincent J. Hemmer, David F. Randell, George E. Sperzel and Daniel W. Yih are principals of GTCR Golder Rauner, L.L.C., and each of them disclaims beneficial ownership of the shares held by the GTCR funds. Beneficial ownership information for the GTCR entities is based solely upon a Schedule 13G/A filed by the GTCR entities on February 12, 2010 for beneficial ownership as of December 31, 2009.
(16)	All shares listed as beneficially owned by Mr. Stiefler represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after January 29, 2010.

Equity Compensation Plan Information

The following table provides information as of October 31, 2009 regarding securities issued under our equity compensation plans that were in effect during fiscal year 2009.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders (1)	12,049,432	(2)	$18.06	(2)	2,572,198	(3)
Equity compensation plans not approved by security holders	—		—		—

Total	12,049,432		$18.06		2,572,198	(3)

(1)	This reflects our New Founders’ Stock Option Plan, Outside Directors’ Stock Option Plan, 2005 Employee Equity Incentive Plan, and 2006 Equity Incentive Plan. This information also includes securities issuable pursuant to the Lipman Electronic Engineering Ltd. 2003 Stock Option Plan, Lipman Electronic Engineering Ltd. 2004 Stock Option Plan, Lipman Electronic Engineering Ltd. 2004 Share Option Plan, and Lipman Electronic Engineering Ltd. 2006 Share Incentive Plan as a result of our acquisition of Lipman Electronic Engineering Ltd. on November 1, 2006. VeriFone does not plan to issue securities in the future under any of the foregoing plans other than the 2006 Equity Incentive Plan.
(2)	Excludes 46,657 shares subject to restricted stock units with an exercise price of $0 that were outstanding as of October 31, 2009.
(3)	Represents shares remaining available for future issuance under our 2006 Equity Incentive Plan.

2006 Equity Incentive Plan

Our 2006 Equity Incentive Plan is the only plan under which we currently make grants of equity awards. Our 2006 Equity Incentive Plan permits grants of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and share units, dividend equivalent rights and other stock awards. Grants may be made to our directors, officers, and employees and other individuals performing services for us. The plan authorizes the issuance of an aggregate of 13,200,000 shares of our common stock. Any shares granted as stock options or stock appreciation rights shall be counted as one share issued under the plan for each share so granted. Any shares granted as awards other than stock options or stock appreciation rights shall be counted as 1.75 shares issued under the plan for each share so granted. As of October 31, 2009, there were a total of 12,049,432 options outstanding at a weighted-average exercise price of $18.06 per share, of which 4,542,851 were exercisable at a weighted-average exercise price of $26.14 per share, and there were 46,657 restricted stock units outstanding, none of which were exercisable.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We occasionally enter into transactions with entities in which an executive officer, director, 5% or more beneficial owner of our common stock, or an immediate family member of these persons have a direct or indirect material interest. Our policy is that the Audit Committee reviews and approves each individual related party transaction exceeding $120,000 after a determination that these transactions were on terms that were reasonable and fair to us. For the fiscal year ended October 31, 2009 and through the date of this Form 10-K/A we had no such transactions. The Audit Committee also reviews and monitors on-going relationships with related parties to ensure they continue to be on terms that are reasonable and fair to us.

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

Director Independence

For a member of our Board to be considered independent under NYSE rules, the Board must determine that the director does not have a material relationship with VeriFone and/or its consolidated subsidiaries (either directly or as a partner, stockholder, or officer of an organization that has a relationship with any of those entities). The Board has determined that Mr. Alspaugh, Dr. Denend, Mr. Hart, Mr. Henske, Mr. McGinn, Mr. Raff, Mr. Rinehart, Mr. Roche and Mr. Stiefler are independent under NYSE rules.

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

Material Relationships

Any of the following shall be considered material relationships that would prevent a director from being determined to be independent:

Auditor Affiliation. The director is a current partner or employee of VeriFone’s internal or external auditor or a member of the director’s immediate family (including the director’s spouse; parents; children; siblings; mothers-, fathers-, brothers-, sisters-, sons-, and daughters-in-law; and anyone who shares the director’s home, other than household employees); the director is a current employee of such auditor who participates in the firm’s audit, assurance, or tax compliance (but not tax planning) practice or a current partner of such auditor; or the director or an immediate family member of the director was a partner or employee of the firm who personally worked on VeriFone’s audit within the last five years.

Business Transactions. The director is an employee of another entity that, during any one of the past five years, received payments from VeriFone, or made payments to VeriFone, for property or services that exceeded the greater of $1 million or 2% of the other entity’s annual consolidated gross revenues, or a member of the director’s immediate family has been an executive officer of another entity that, during any one of the past five years, received payments from VeriFone, or made payments to VeriFone, for property or services that exceeded the greater of $1 million or 2% of the other entity’s annual consolidated gross revenues.

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

Investment Banking or Consulting Services. A director is a partner or officer of an investment bank or consulting firm that performs substantial services to VeriFone on a regular basis.

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

Fees Paid to Independent Registered Public Accounting Firm

The following table shows information about fees paid by VeriFone and its subsidiaries to Ernst & Young LLP during the fiscal years ended October 31, 2009 and 2008 (in thousands):

	2009	2008
Audit fees	$2,955	$7,757	(1)
Audit-related fees	—	—
Tax fees	597	78
All other fees	2	7

Total fees	$3,555	$7,842

(1)	Audit fees incurred in fiscal year 2008 included fees related to the restatement of the Condensed Consolidated Financial Statements for the three month periods ended January 31, April 30 and July 31, 2007.

Audit-Related Fees. This category consists of assurance and related services provided by Ernst & Young LLP that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category primarily include employee benefit plan audits, due diligence related to acquisitions and consultations concerning financial accounting and reporting standards that are not part of the performance of the audit or review of our financial statements.

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

For fiscal years 2009 and 2008 all fees paid to Ernst & Young LLP for services were pre-approved by the Audit Committee, with the exception of approximately $38,800 of tax fees paid in fiscal year 2008 which were promptly brought to the attention of and approved by the Audit Committee.

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

(a)(1) No financial statements are filed with this Annual Report on Form 10-K/A. These items were included as part of the original filing of our Annual Report on December 22, 2009.

(a)(3) Exhibits.

The documents set forth below are filed herewith or incorporated by reference to the location indicated.

Exhibit Number	Description

3.1(4)	Form of Amended and Restated Certificate of Incorporation of the Registrant

3.2(19)	Amendment of Amended and Restated Certificate of Incorporation of the Registrant

3.2(5)	Form of Amended and Restated Bylaws of the Registrant

3.3(14)	Amendment No. 1 to the Bylaws of VeriFone Holdings, Inc.

4.1(3)	Specimen Common Stock Certificate

4.2(2)	Stockholders Agreement, dated as of July 1, 2002, by and among VeriFone Holdings, Inc., GTCR Fund VII, L.P., GTCR Co-Invest, L.P., GTCR Capital Partners, L.P., TCW/Crescent Mezzanine Partners III, L.P., TCW/Crescent Mezzanine Trust III, TCW/Crescent Mezzanine Partners III Netherlands, L.P. and TCW Leveraged Income Trust IV, L.P., VF Holding Corp. and the executives who are parties thereto

4.2.1(4)	Form of Amendment to Stockholders Agreement

4.3(1)	Registration Rights Agreement, dated as of July 1, 2002, by and among VeriFone Holdings, Inc., GTCR Fund VII, L.P., GTCR Co-Invest, L.P., GTCR Capital Partners, L.P., TCW/Crescent Mezzanine Partners III, L.P., TCW/Crescent Mezzanine Trust III, TCW/Crescent Mezzanine Partners III Netherlands, L.P., and TCW Leveraged Income Trust IV, L.P., VF Holding Corp., Jesse Adams, William Atkinson, Douglas G. Bergeron, Nigel Bidmead, Denis Calvert, Donald Campion, Robert Cook, Gary Grant, Robert Lopez, James Sheehan, David Turnbull and Elmore Waller

4.4(1)	Amendment to Registration Rights Agreement, dated as of November 30, 2004, by and among VeriFone Holdings, Inc., GTCR Fund VII, L.P., Douglas Bergeron, DGB Investments, Inc., The Douglas G. Bergeron Family Annuity Trust, The Sandra E. Bergeron Family Annuity Trust and The Bergeron Family Trust

4.5(11)	Indenture related to the 1.375% Senior Convertible Notes due 2012, dated as of June 22, 2007, between VeriFone Holdings, Inc. and U.S. Bank National Association, as trustee

4.6(11)	Registration Rights Agreement, dated as of June 22, 2007, between VeriFone Holdings, Inc. and Lehman Brothers Inc. and J.P. Morgan Securities Inc.

Exhibit Number	Description

10.1(2)	Purchase Agreement, dated as of July 1, 2002, by and among VeriFone Holdings, Inc., GTCR Fund VII, L.P., GTCR Co-Invest, L.P., TCW/Crescent Mezzanine Partners III, L.P., TCW/Crescent Mezzanine Trust III, TCW/Crescent Mezzanine Partners III Netherlands, L.P. and TCW Leveraged Income Trust IV, L.P.

10.1.1(4)	Form of Amendment No. 1 to Purchase Agreement

10.2(1)+	Senior Management Agreement, dated as of July 1, 2002, among VeriFone Holdings, Inc., VeriFone, Inc. and Douglas G. Bergeron

10.2.1(2)+	Amendment to Senior Management Agreement, dated as of June 29, 2004, by and among VeriFone Holdings, Inc., VeriFone, Inc. and Douglas G. Bergeron

10.3(1)+	Amendment to Senior Management Agreement, dated as of December 27, 2004, by and among VeriFone Holdings, Inc., VeriFone, Inc. and Douglas Bergeron

10.4(1)+	2002 Securities Purchase Plan

10.5(1)+	New Founders’ Stock Option Plan

10.6(3)+	Outside Directors’ Stock Option Plan

10.7(1)	Patent License Agreement, effective as of November 1, 2004, by and between NCR Corporation and VeriFone, Inc.

10.8(6)+	2005 Employee Equity Incentive Plan

10.9(5)+	Form of Indemnification Agreement

10.10(18)+	Amended and Restated VeriFone Holdings, Inc. 2006 Equity Incentive Plan

10.11(7)+	VeriFone Holdings, Inc. Bonus Plan

10.12(8)	Credit Agreement, dated October 31, 2006, among VeriFone Intermediate Holdings, Inc., VeriFone, Inc., various financial institutions and other persons from time to time parties thereto, as lenders, JPMorgan Chase Bank, N.A., as the administrative agent for the lenders, Lehman Commercial Paper Inc., as the syndication agent for the lenders, Bank Leumi USA and Wells Fargo Bank, N.A., as the co-documentation agents for the lenders, and J.P. Morgan Securities Inc. and Lehman Brothers Inc., as joint lead arrangers and joint book running managers

10.13(9)+	Lipman Electronic Engineering Ltd. 2003 Stock Option Plan

10.14(9)+	Lipman Electronic Engineering Ltd. 2004 Stock Option Plan

10.15(9)+	Lipman Electronic Engineering Ltd. 2004 Share Option Plan

10.16(9)+	Amendment to Lipman Electronic Engineering Ltd. 2004 Share Option Plan

10.17(9)+	Lipman Electronic Engineering Ltd. 2006 Share Incentive Plan

10.18(10)+	Amended and Restated Employment Agreement, dated January 4, 2007, among VeriFone Holdings, Inc., VeriFone, Inc., and Douglas G. Bergeron

10.19(11)	Confirmation of Convertible Note Hedge Transaction, dated June 18, 2007, by and between VeriFone Holdings, Inc. and Lehman Brothers OTC Derivatives Inc.

10.20(11)	Confirmation of Convertible Note Hedge Transaction, dated June 18, 2007, by and between VeriFone Holdings, Inc. and JPMorgan Chase Bank, National Association, London Branch

10.21(11)	Confirmation of Warrant Transaction, dated June 18, 2007, by and between VeriFone Holdings, Inc. and Lehman Brothers OTC Derivatives Inc.

10.22(11)	Confirmation of Warrant Transaction, dated June 18, 2007, by and between VeriFone Holdings, Inc. and JPMorgan Chase Bank, National Association, London Branch

Exhibit Number	Description

10.23(11)	Amendment to Confirmation of Warrant Transaction, dated June 21, 2007, by and between VeriFone Holdings, Inc. and Lehman Brothers OTC Derivatives Inc.

10.24(11)	Amendment to Confirmation of Warrant Transaction, dated June 21, 2007, by and between VeriFone Holdings, Inc. and JPMorgan Chase Bank, National Association, London Branch

10.25(12)+	Confidential Separation Agreement, dated August 2, 2007, between VeriFone Holdings, Inc. and William G. Atkinson

10.26(13)+	First Amendment and Waiver to Credit Agreement, dated as of January 25, 2008.

10.27(15)	Second Amendment to Credit Agreement, dated as of April 28, 2008.

10.28(16)	Third Amendment to Credit Agreement, dated as of July 31, 2008.

10.29(17)+	Offer Letter between VeriFone Holdings, Inc. and Robert Dykes.

10.30(17)+	Severance Agreement, dated September 2, 2008, between VeriFone Holdings, Inc. and Robert Dykes.

10.31(20)+	Amended and Restated Employment Agreement, Dated as of April 8, 2009, among VeriFone Holdings, Inc., VeriFone, Inc. and Douglas G. Bergeron

21.1(21)	List of subsidiaries of the Registrant

23.1(21)	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
+	Indicates a management contract or compensatory plan or arrangement.
(1)	Filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed February 23, 2005.
(2)	Filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed March 28, 2005.
(3)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed April 18, 2005.
(4)	Filed as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed April 21, 2005.
(5)	Filed as an exhibit to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed April 29, 2005.
(6)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-124545), filed May 2, 2005.
(7)	Incorporated by reference in the Registrant’s Current Report on Form 8-K, filed March 23, 2006.
(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed November 1, 2006.
(9)	Incorporated by reference in the Registrant’s Registration Statement on Form S-8 (File No. 333-138533), filed November 9, 2006.
(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed January 5, 2007.
(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed June 22, 2007.
(12)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed August 3, 2007.
(13)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed January 28, 2008.
(14)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed March 31, 2008.
(15)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed April 29, 2008.

(16)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed July 31, 2008.
(17)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed September 3, 2008.
(18)	Filed as an annex to the Registrant’s Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders, filed September 10, 2008.
(19)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed October 9, 2008.
(20)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed April 9, 2009.
(21)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K, filed December 22, 2009.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIFONE HOLDINGS, INC.

By:	/s/ DOUGLAS G. BERGERON
Douglas G. Bergeron,
Chief Executive Officer

February 24, 2010