Form 10-Q
period 2010-01-31
VeriFone Holdings, Inc.
filed 2010-03-05
CIK 1312073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At February 26, 2010, the number of shares outstanding of the registrant’s common stock, $0.01 par value was 84,922,625.

VERIFONE HOLDINGS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended January 31,
	2010	2009 (1)
	(Unaudited)
	(In thousands, except per share data)
Net revenues:
System Solutions	$188,014	$185,841
Services	35,386	28,182

Total net revenues	223,400	214,023
Cost of net revenues:
System Solutions	120,085	128,111
Services	21,409	16,610

Total cost of net revenues	141,494	144,721

Gross profit	81,906	69,302
Operating expenses:
Research and development	17,100	17,872
Sales and marketing	20,475	19,407
General and administrative	20,481	30,728
Amortization of purchased intangible assets	4,492	5,871
Impairment of goodwill	—	178,257

Total operating expenses	62,548	252,135

Operating income (loss)	19,358	(182,833)
Interest expense	(7,254)	(8,997)
Interest income	296	647
Other income (expense), net	(1,760)	4,214

Income (loss) before income taxes	10,640	(186,969)
Provision (benefit) for income taxes	19	(4,411)

Net income (loss)	$10,621	$(182,558)

Net income (loss) per share:
Basic	$0.13	$(2.16)

Diluted	$0.12	$(2.16)

Weighted average shares used in computing net income (loss) per share:
Basic	84,690	84,487

Diluted	86,610	84,487

(1)	Amounts for the three months ended January 31, 2009 have been adjusted to reflect the retroactive application of ASC 470-20. See Note 4. Accounting Changes-Convertible Debt Instruments.

The accompanying Notes to Condensed Consolidated Financial Statements

are an integral part of these financial statements.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2010	October 31, 2009 (1)
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$374,617	$324,996
Accounts receivable, net of reserves of $3,813 and $4,556	152,471	157,357
Inventories	94,496	95,921
Deferred tax assets	6,526	7,393
Prepaid expenses and other current assets	49,353	36,526

Total current assets	677,463	622,193
Property, plant and equipment, net	47,656	46,978
Purchased intangible assets, net	55,745	52,974
Goodwill	154,260	150,845
Deferred tax assets	4,914	4,158
Debt issuance costs, net	6,773	7,393
Other assets	32,536	32,749

Total assets	$979,347	$917,290

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$88,194	$87,094
Income taxes payable	2,228	2,650
Accrued compensation	19,677	20,942
Accrued warranty	10,167	10,870
Deferred revenue, net	47,783	45,668
Deferred tax liabilities	1,330	408
Accrued expenses	7,515	7,844
Other current liabilities	96,692	64,478
Short-term debt	5,699	5,699

Total current liabilities	279,285	245,653
Accrued warranty	4,068	2,938
Deferred revenue, net	18,583	18,294
Long-term debt	460,714	463,165
Deferred tax liabilities	66,956	67,495
Other long-term liabilities	57,043	45,326

Total liabilities	886,649	842,871

Stockholders’ equity:
Preferred stock: 10,000 shares authorized as of January 31, 2010 and October 31, 2009; no shares issued and outstanding as of January 31, 2010 and October 31, 2009	—	—
Common stock: $0.01 par value, 200,000 shares authorized as of January 31, 2010 and October 31, 2009; 84,888 and 84,544 shares issued and outstanding as of January 31, 2010 and October 31, 2009	849	845
Additional paid-in capital	736,998	727,497
Accumulated deficit	(639,666)	(650,287)
Accumulated other comprehensive loss	(8,426)	(6,037)

Total stockholders’ equity	89,755	72,018
Noncontrolling interests	2,943	2,401

Total equity	92,698	74,419

Total liabilities and equity	$979,347	$917,290

(1)	Amounts as of October 31, 2009 were derived from the October 31, 2009 audited Consolidated Balance Sheets and have been adjusted to reflect the retroactive application of ASC 470-20. See Note 4. Accounting Changes-Convertible Debt Instruments.

The accompanying Notes to Condensed Consolidated Financial Statements

are an integral part of these financial statements.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended January 31,
	2010	2009 (1)
	(Unaudited)
	(In thousands)
Cash flows from operating activities
Net income (loss)	$10,621	$(182,558)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,890	15,668
Stock-based compensation	4,685	8,557
Non-cash interest expense	3,571	3,740
Impairment of goodwill	—	178,257
Deferred income taxes	494	(5,766)
Other non-cash items	63	863

Net cash provided by operating activities before changes in working capital	34,324	18,761
Changes in operating assets and liabilities, net of effects of business acquisition:
Accounts receivable, net	16,356	11,795
Inventories	1,425	28,695
Prepaid expenses and other assets	(11,413)	(4,839)
Accounts payable	747	(31,655)
Income taxes payable	(422)	2,473
Tax benefit from stock-based awards	(1,207)	(1)
Accrued compensation	(763)	(203)
Accrued warranty	427	(106)
Deferred revenue, net	1,579	(1,899)
Accrued expenses and other liabilities	13,056	(15,922)

Net cash provided by operating activities	54,109	7,099

Cash flows from investing activities
Purchases of property, plant and equipment	(1,912)	(4,674)
Software development costs capitalized	(707)	(283)
Acquisition of businesses, net of cash and cash equivalents acquired	—	(536)
Proceeds from disposal of property, plant and equipment	1,355	—

Net cash used in investing activities	(1,264)	(5,493)

Cash flows from financing activities
Repayments of debt	(6,103)	(1,438)
Proceeds from exercises of stock options	2,721	19
Tax benefit from stock-based awards	1,207	1

Net cash used in financing activities	(2,175)	(1,418)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(1,049)	(2,273)

Net increase (decrease) in cash and cash equivalents	49,621	(2,085)
Cash and cash equivalents, beginning of period	324,996	157,160

Cash and cash equivalents, end of period	$374,617	$155,075

Supplemental disclosures of cash flow information
Cash paid for interest	$3,682	$7,844

Cash paid (received) for income taxes	$4,330	$(1,953)

(1)	Amounts for January 31, 2009 have been adjusted to reflect the retroactive application of ASC 470-20. See Note 4. Accounting Changes-Convertible Debt Instruments.

The accompanying Notes to Condensed Consolidated Financial Statements

are an integral part of these financial statements.

VERIFONE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Principles of Consolidation and Summary of Significant Accounting Policies

Business Description

VeriFone Holdings, Inc. (“VeriFone”) was incorporated in the state of Delaware on June 13, 2002 in order to acquire VeriFone, Inc. on July 1, 2002. VeriFone, Inc. was incorporated in 1981 and became our principal operating subsidiary on July 1, 2002. Prior to our initial public offering on May 4, 2005, we were majority-owned by GTCR Fund VII, L.P., an equity fund managed by GTCR Golder Rauner, LLC (“GTCR”), a private equity firm. We design, market, and service electronic payment solutions that enable secure electronic payments among consumers, merchants, and financial institutions.

We acquired Lipman Electronic Engineering Ltd (“Lipman”) on November 1, 2006. Prior to that acquisition, Lipman was a provider of electronic payment systems headquartered in Israel that developed, manufactured and marketed a variety of handheld, wireless and landline point-of-sale (“POS”) terminals, electronic cash registers, retail ATM units, PIN pads and smart card readers, as well as integrated PIN and smart card solutions.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of VeriFone and our wholly owned and majority-owned subsidiaries. Amounts pertaining to the noncontrolling ownership interests held by third parties in the operating results and financial position of our majority-owned subsidiaries are reported as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated.

Unaudited Interim Financial Statements

The accompanying condensed consolidated financial statements as of January 31, 2010 and for the three months ended January 31, 2010 and 2009 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”), applicable to quarterly reports on Form 10-Q and, therefore, do not include all information and notes normally provided in audited financial statements prepared under GAAP. In our opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments of a normal and recurring nature necessary for the fair presentation of our financial position as of January 31, 2010, our results of operations for the three months ended January 31, 2010 and 2009 and cash flows for the three months ended January 31, 2010 and 2009. The Condensed Consolidated Balance Sheets as of October 31, 2009 has been derived from audited consolidated financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009 filed with the SEC. The results of operations for the three months ended January 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates, and such differences may be material to the condensed consolidated financial statements.

Summary of Significant Accounting Policies

Other than the following recently adopted accounting standards, there have been no other changes to our significant accounting policies during the three months ended January 31, 2010 as compared to the significant accounting policies described in our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009.

Effective November 1, 2009, we adopted ASC 805 (formerly SFAS No. 141(R), Business Combinations). ASC 805 generally requires an entity to recognize the assets acquired, liabilities assumed, contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs are recognized separately from the acquisition and expensed as incurred, restructuring costs generally are expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. ASC 805 is applicable to business combinations on a prospective basis beginning in the first quarter of 2010. We applied ASC 805 to account for our acquisition of Clear Channel Taxi Media LLC (“CCTM”) in December 2009.

Effective November 1, 2009, we adopted ASC 810 (formerly SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51). This accounting standard changes the accounting and reporting for minority interests, which will be re-characterized as noncontrolling interests and classified as a component of equity. In conjunction with ASC 805, this standard significantly changes the accounting for partial and/or step acquisitions. In accordance with the adoption of this accounting standard, we reclassified for all periods presented the noncontrolling interests, formerly called minority interest, to a component of equity in the Condensed Consolidated Balance Sheets. The noncontrolling interests included in our net income (loss) were not significant to our consolidated results for the periods presented and therefore have been included as a component of other income (expense), net in our Condensed Consolidated Statements of Operations. ASC 810 applies prospectively, except for presentation and disclosure requirements, which are applied retroactively.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (ASC 470-20), which requires the issuer of a convertible debt instrument with cash settlement features to account separately for the liability and equity components of the instrument. The debt is recognized at the present value of its cash flows discounted using an entity-specific nonconvertible debt borrowing rate at the time of issuance. The equity component is recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. In the first quarter of 2010, we adopted this accounting standard and modified our accounting for our 1.375% Senior Convertible Notes (the “Notes”). To retroactively apply this standard, the proceeds from the issuance of the Notes were allocated between a liability (issued at a discount) and equity in a manner that reflects interest expense at the market interest rate for similar nonconvertible debt as of the original issuance date. The debt discount is being accreted from issuance through June 2012, the period the Notes are expected to be outstanding, and is recorded as additional non-cash interest expense. The equity component is included in the paid-in capital portion of stockholders’ equity on our Condensed Consolidated Balance Sheets. The initial value of the equity component, which reflects the equity conversion feature of the Notes, is equal to the initial debt discount. See Note 4. Accounting changes — Convertible Debt Instruments for additional information on the adoption of ASC 470-20.

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (or ASC 820-10), which delayed the effective date of SFAS No. 157, Fair Value Measurements (ASC 820) for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2010. We adopted ASC 820-10 for non-financial assets and non-financial liabilities that are not measured and recorded at fair value on a recurring basis in the first quarter of fiscal year 2010. The adoption of this accounting standard did not have a significant impact on our condensed consolidated financial statements.

Concentrations of Credit Risk

At January 31, 2010 one customer accounted for 10.2% of our net accounts receivable. At October 31, 2009, no customer accounted for more than 10% of our accounts receivable. For the three months ended January 31, 2010, no customer accounted for more than 10% of our total net revenues. For the three months ended January 31, 2009, one customer accounted for 10.0% of our net revenues.

Reclassifications

Certain amounts reported in previous periods have been reclassified to conform to the current period presentation. The reclassifications did not affect previously reported revenues, total operating expense, operating income, net income, or total equity.

Recent Accounting Pronouncements

There have been no significant changes in accounting pronouncements as compared to the recent accounting pronouncements described in our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009.

Note 2. Goodwill and Purchased Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	Three Months Ended January 31, 2010	Year Ended October 31, 2009

Balance at beginning of period	$150,845	$321,903
Additions related to acquisition	6,790	—
Resolution of tax contingencies and adjustments to tax reserves and valuation allowance established in purchase accounting and tax benefits for exercise of vested stock options assumed	—	(5,366)
Goodwill impairment	—	(175,512)
Currency translation adjustments	(3,375)	9,820

Balance at end of period	$154,260	$150,845

Our review for potential indicators of impairment performed in the first quarter of fiscal year 2010 did not result in any impairment of goodwill in the three months ended January 31, 2010. As a result of the December 1, 2008 goodwill impairment test, we concluded that the carrying amount of our North America and Asia reporting units exceeded their implied fair values and recorded an estimated impairment charge of $178.3 million in the Corporate segment during the first quarter of fiscal year 2009 for these reporting units. We finalized the goodwill evaluation process and recorded a $2.7 million reduction to the estimated impairment charge during the second quarter of fiscal year 2009. The final impairment charge for the North America and Asia reporting units was $175.5 million for the fiscal year ended October 31, 2009.

Purchased Intangible Assets

Purchased intangible assets subject to amortization consisted of the following (in thousands):

	January 31, 2010			October 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed and core technology	$115,827	$(90,314)	$25,513	$159,903	$(130,736)	$29,167
Trade name	2,692	(426)	2,266	24,917	(22,584)	2,333
Internal use software	5,120	(2,953)	2,167	5,143	(2,745)	2,398
Customer relationships	104,942	(79,143)	25,799	94,750	(75,674)	19,076

	$228,581	$(172,836)	$55,745	$284,713	$(231,739)	$52,974

Amortization of purchased intangible assets for the three months ended January 31, 2010 and 2009 was allocated as follows (in thousands):

	Three Months Ended January 31,
	2010	2009
Included in cost of net revenues	$5,102	$5,168
Included in operating expenses	4,492	5,871

	$9,594	$11,039

Estimated future amortization expense of purchased intangible assets recorded as of January 31, 2010 is as follows (in thousands):

Fiscal Years Ending October 31:	Cost of Net Revenues	Operating Expenses	Total
2010 (remaining 9 months)	$14,674	$10,063	$24,737
2011	9,328	5,499	14,827
2012	337	2,770	3,107
2013	337	2,505	2,842
2014	236	2,483	2,719
Thereafter	599	6,914	7,513

	$25,511	$30,234	$55,745

Note 3. Balance Sheet Details

Inventories

Inventories consisted of the following (in thousands):

	January 31, 2010	October 31, 2009
Raw materials	$34,666	$34,955
Work-in-process	1,920	1,155
Finished goods	57,910	59,811

	$94,496	$95,921

Restricted Cash

We had $1.9 million and $2.1 million of restricted cash as of January 31, 2010 and October 31, 2009, respectively. The restricted cash balances were comprised mainly of pledged deposits for bank guarantees to customers. As of January 31, 2010, $1.5 million of the restricted cash was included in Other Assets and the remaining $0.4 million was included in Prepaid Expenses and Other Current Assets in the Condensed Consolidated Balance Sheets. As of October 31, 2009, $1.7 million of the restricted cash was included in Other Assets and the remaining $0.4 million was included in Prepaid Expenses and Other Current Assets in the Condensed Consolidated Balance Sheets.

Accrued Warranty

Activity related to accrued warranty consisted of the following (in thousands):

	Three Months Ended January 31, 2010	Year Ended October 31, 2009
Balance at beginning of period	$13,808	$10,017
Warranty charged to cost of net revenues	2,377	7,886
Utilization of warranty	(2,372)	(9,038)
Change in estimates	422	4,943

Balance at end of period	14,235	13,808
Less current portion	(10,167)	(10,870)

Long-term portion	$4,068	$2,938

Deferred Revenue, net

Deferred revenue, net consisted of the following (in thousands):

	January 31, 2010	October 31, 2009
Deferred revenue	$80,775	$77,919
Deferred cost of net revenue	(14,409)	(13,957)

	66,366	63,962
Less current portion	(47,783)	(45,668)

Long-term portion	$18,583	$18,294

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	January 31, 2010	October 31, 2009
Other tax liabilities	$31,607	$34,655
Accrued interest	902	2,122
Accounts payable related accruals	15,992	15,368
Unfavorable lease contracts accrual	15,002	—
Accrual – advances against purchases	7,554	—
Accrued legal and audit fees	3,497	1,541
Customer deposits	11,714	4,068
Other	10,424	6,724

Total other current liabilities	$96,692	$64,478

4. Accounting Changes — Convertible Debt Instruments

In the first quarter of 2010, we adopted ASC 470-20 (formerly APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)), and modified our accounting for the 1.375% Senior Convertible Notes. To retroactively apply this accounting standard, the principal amount of our 1.375% Senior Convertible Notes was allocated between a liability (issued at a discount) and equity in a manner that reflects interest expense at the market interest rate for similar nonconvertible debt as of the original issuance date of the Notes. The debt discount is accreted from issuance through June 2012, the period during which the Notes are expected to be outstanding, and recorded as additional non-cash interest expense. The equity component is included in the paid-in capital portion of stockholders’ equity on our Condensed Consolidated Balance Sheets. The initial value of the equity component, which reflects the equity conversion feature of the Notes, is equal to the initial debt discount.

As a result of the adoption of ASC 470-20, we allocated $236.0 million to the liability component and $80.2 million to the equity component as of the date of issuance. The amount allocated to the liability component was recognized at the present value of its cash flows using a discount rate of 7.6%, our approximate borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. There has not been any change to the effective interest rate of 7.6% since the date of issuance.

In April 2009, we repurchased and extinguished $33.5 million principal amount of our outstanding Notes for $19.8 million, excluding accrued interest paid. We realized a $13.1 million gain under accounting guidance prevailing at that time, net of a $0.6 million write-off of related deferred debt issuance costs. In accordance with the provisions of ASC 470-20, we recorded a revised gain of approximately $7.5 million.

The effect of retroactive application of ASC 470-20 on accumulated deficit as of October 31, 2009 was an increase of $8.3 million. In the first quarter of 2010, the effect of applying the provisions of ASC 470-20 was an increase in non-cash interest expense of approximately $3.6 million, which represents accretion of the unamortized debt discount associated with the Notes.

The following tables represent other information related to the Notes in accordance with the disclosure requirements of ASC 470-20. Information related to equity and debt components is as follows (in thousands):

	January 31, 2010	October 31, 2009
Carrying amount of the equity component	$48,054	$48,427
Principal amount of the Notes	$277,250	$282,750
Unamortized discount (1)	(36,669)	(41,000)

Net carrying amount	$240,581	$241,750

(1)	As of January 31, 2010, the remaining period over which the unamortized discount will be amortized is 29 months.

A summary of interest expense of the Notes for the three months ended January 31, 2010 and 2009 is as follows (in thousands):

	Three Months Ended January 31,
	2010	2009
Interest expense related to contractual interest coupon	$965	$1,087
Interest expense related to amortization of discount	3,571	3,740

Total interest cost recognized	$4,536	$4,827

The following tables show the financial statement line items affected by the retroactive application of ASC 470-20 for the periods indicated (in thousands, except per share data):

	Years Ended October 31,
	2009			2008
	As Reported	ASC 470-20 Adjustments	As Adjusted	As Reported	ASC 470-20 Adjustments	As Adjusted
Interest expense	$(12,481)	$(13,995)	$(26,476)	$(28,413)	$(13,796)	$(42,209)
Other income (expense), net	11,340	(5,624)	5,716	(13,181)	—	(13,181)
Loss before income taxes	(128,590)	(19,619)	(148,209)	(351,438)	(13,796)	(365,234)
Provision for income taxes	9,246	—	9,246	73,884	(28,046)	45,838
Net loss	(137,836)	(19,619)	(157,455)	(425,322)	14,250	(411,072)
Net loss per share:
Basic and diluted net loss per share	$(1.63)		$(1.86)	$(5.05)		$(4.88)
Weighted average shares used in computing net loss per share:
Basic and diluted	84,473		84,473	84,220		84,220

	Three Months Ended January 31, 2009
	As Reported	ASC 470-20 Adjustments	As Adjusted
Interest expense	$(5,361)	$(3,636)	$(8,997)
Loss before income taxes	(183,333)	(3,636)	(186,969)
Benefit for income taxes	(1,344)	(3,067)	(4,411)
Net loss	(181,989)	(569)	(182,558)
Net loss per share:
Basic and diluted net loss per share	$(2.15)		$(2.16)
Weighted average shares used in computing net loss per share:
Basic and diluted	84,487		84,487

	As of October 31, 2009
	As Reported	ASC 470-20 Adjustments	As Adjusted
Assets:
Deferred tax assets-current	$7,982	$(589)	$7,393
Debt issuance costs	8,424	(1,031)	7,393
Total assets	918,910	(1,620)	917,290
Liabilities and equity:
Deferred tax liabilities-long-term	68,084	(589)	67,495
Long-term debt, less current portion (1)	504,165	(41,000)	463,165
Additional paid-in capital (2)	679,250	48,247	727,497
Accumulated deficit (3)	(642,009)	(8,278)	(650,287)
Total liabilities and equity	$918,910	$(1,620)	$917,290

(1)	The adjustment to long-term debt as of October 31, 2009 includes the discount determined as of the original issuance date of the Notes ($80.2 million), less amortization of the discount from the issuance date ($33.5 million) and the amount of the debt discount written-off in connection with the April 2009 repurchase of the Notes allocated to the debt component ($5.7 million).

(2)	The adjustment to additional paid-in capital at October 31, 2009 includes the discount determined as of the original issuance date of the Notes ($80.2 million) less deferred tax assets ($29.9 million) and the portion of the original debt issuance costs allocated to equity ($2.1 million).

(3)	The adjustment to accumulated deficit at October 31, 2009 includes the amortization of the discount from the issuance date ($33.5 million) and an adjustment to the previously reported gain on the April 2009 repurchase of the Notes ($5.7 million) less a valuation allowance for deferred tax on the equity component ($29.9 million) and the reduction in debt issuance costs amortization for the portion allocated to equity at the date of issuance ($1.0 million).

Note 5. Financings

Our financings as of January 31, 2010 and October 31, 2009 consisted of the following (in thousands):

	January 31, 2010	October 31, 2009 (1)
Term B Loan	$225,000	$226,250
Senior convertible notes	240,581	241,750
Other	832	864

Total	466,413	468,864
Less current portion	(5,699)	(5,699)

Long-term portion	$460,714	$463,165

(1)	Amounts as of October 31, 2009 have been adjusted to reflect the retroactive application of ASC 470-20. See Note 4. Accounting Changes-Convertible Debt Instruments.

Secured Credit Facility

On October 31, 2006, our principal subsidiary, VeriFone Inc., entered into a credit agreement (the “Credit Facility”) consisting of a Term B Loan facility of $500.0 million and a revolving loan permitting borrowings of up to $40.0 million. The proceeds from the Term B loan were used to repay all outstanding amounts relating to a previous credit facility, pay certain transaction costs, and partially fund the cash consideration in connection with the acquisition of Lipman on November 1, 2006. Through October 31, 2009, we repaid an aggregate of $273.7 million, and we repaid an additional $1.3 million during the first quarter of fiscal year 2010. The outstanding balance at January 31, 2010 was $225.0 million. There was no outstanding balance on the revolving loan at January 31, 2010. The Credit Facility is guaranteed by us and certain of our subsidiaries and is secured by collateral including substantially all of our assets and stock of our subsidiaries.

Lehman Commercial Paper, Inc. (“Lehman CP”), a lender in the revolving loan, declared bankruptcy in October 2008. Under the terms of the Credit Facility, we declared Lehman CP a defaulting lender and removed Lehman CP as a lender in the revolving loan. Therefore, as of January 31, 2010 and October 31, 2009, $25.0 million was available to us under the revolving loan. We do not expect to replace Lehman CP as a lender under the revolving loan.

We pay a commitment fee on the unused portion of the revolving loan credit facility at a rate that varies depending upon our consolidated total leverage ratio. We were paying a commitment fee at a rate of 0.425% per annum as of January 31, 2010 and October 31, 2009.

The maturity dates on the components of the Credit Facility are October 31, 2012 for the revolving loan and October 31, 2013 for the Term B Loan. Principal payments on the Term B Loan are due in equal quarterly installments aggregating $5.0 million per year over the seven-year term on the last business day of each calendar quarter with the balance due on maturity.

At our option, the Term B loan and the revolving loan can bear interest as “Base Rate” or “Eurodollar Rate” loans. Base Rate loans bear interest at a per annum rate equal to a margin over the greater of the Federal Funds rate plus 0.50% or the JP Morgan prime rate. For the Base Rate Term B loan, the margin was 1.75% as of January 31, 2010 and October 31, 2009. For the Base Rate revolving loan, the margin varies depending upon our consolidated leverage ratio and was 1.00% as of January 31, 2010 and October 31, 2009.

At our option, Eurodollar Rate loans bear interest at a margin over the one-, two-, three- or six-month LIBOR rate. The margin for the Eurodollar Rate Term B loan was 2.75% as of January 31, 2010 and October 31, 2009. The margin for the Eurodollar Rate revolving loan varies depending upon our consolidated leverage ratio and was 2.00% as of January 31, 2010 and October 31, 2009.

As of January 31, 2010, the Term B loan bore interest at 2.75% over the one-month LIBOR rate of 0.24% for a total of 2.99%. As of October 31, 2009, the Term B loan bore interest at 2.75% over the one-month LIBOR rate of 0.25% for a total of 3.00%. As of January 31, 2010 and October 31, 2009, the outstanding balance on the Term B loan was $225.0 million and $226.3 million, respectively.

As of January 31, 2010, the revolving loan credit facility bore interest at 2.00% over the one-month LIBOR rate of 0.24% for a total of 2.24%. As of October 31, 2009, the revolving loan credit facility bore interest at 2.00% over the one-month LIBOR rate of 0.25% for a total of 2.25%. As of January 31, 2010 and October 31, 2009, no amounts were outstanding under the revolving loan.

The terms of the Credit Facility require us to comply with financial covenants, including maintaining leverage and fixed charge coverage ratios at the end of each fiscal quarter. As of January 31, 2010, we were required to maintain a total leverage ratio of not greater than 3.5 to 1.0 and a fixed charge coverage ratio of at least 2.0 to 1.0. Total leverage ratio is equal to total debt less cash as of the end of a reporting fiscal quarter divided by consolidated EBITDA, as adjusted, for the most recent four consecutive fiscal quarters. Fixed charge coverage ratio is, all for the most recent four consecutive fiscal quarters, the ratio of (a) consolidated EBITDA, as adjusted, less capital expenditures, as adjusted, and cash tax payments, over (b) the sum of cash interest expense and scheduled debt payments. Some of the financial covenants become more restrictive over the term of the Credit Facility. Noncompliance with any of the financial covenants without cure or waiver would constitute an event of default under the Credit Facility. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of repayment of the principal and interest outstanding and a termination of the loan. The Credit Facility also contains non-financial covenants that restrict some of our activities, including our ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures, and engage in specified transactions with affiliates. The terms of the Credit Facility permit us to prepay all or any portion of the principal at any time and require prepayments of principal upon the occurrence and with the net proceeds of certain events including among others, the receipt of proceeds from the sale of assets and the receipt of proceeds of certain debt issues. We may also be required to prepay principal with a portion of the excess cash flow as defined, that we earn in a particular year if our leverage ratio exceeds a certain level set out in our Credit Facility. The Credit Facility also contains customary events of default, including defaults based on events of bankruptcy and insolvency; nonpayment of principal, interest, or fees when due, subject to specified grace periods; breach of specified covenants; change in control; and material inaccuracy of representations and warranties. We were in compliance with our financial and non-financial covenants as of January 31, 2010 and October 31, 2009.

1.375% Senior Convertible Notes

On June 22, 2007, we issued and sold $316.2 million aggregate principal amount of our 1.375% Senior Convertible Notes due in June 2012 (the “Notes”). The net proceeds from the offering, after deducting transaction costs, were approximately $307.9 million. We incurred approximately $8.3 million of issuance costs. The transaction costs, consisting of the underwriting discounts and offering expenses, were primarily recorded in debt issuance costs, net and are being amortized to interest expense using the effective interest method over five years. We pay 1.375% interest per annum on the principal amount of the Notes, payable semi-annually in arrears in cash on June 15 and December 15 of each year, subject to increase in certain circumstances as described below.

As discussed in Note 4 Accounting Changes-Convertible Debt Instrument, we separately account for the liability and equity components of the Notes.

In April 2009, we repurchased and extinguished $33.5 million par value of our outstanding Notes for $19.8 million, excluding accrued interest paid. In December 2009, we repurchased and extinguished $5.5 million par value of our outstanding Notes for $4.8 million, excluding accrued interest. We recorded a $0.1 million gain in accordance with ASC470-20. As of January 31, 2010, the remaining par value of the Notes was $277.2 million.

The Notes were issued under an Indenture between VeriFone and U.S. Bank National Association, as trustee. Each $1,000 of principal of the Notes are initially convertible into 22.719 shares of our common stock, which is equivalent to a conversion price of approximately $44.02 per share, subject to adjustment upon the occurrence of specified events. Holders of the Notes may convert their Notes prior to maturity during specified periods as follows: (1) on any date during any fiscal quarter beginning after October 31, 2007 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (2) at any time on or after March 15, 2012; (3) if we distribute, to all holders of our common stock, rights or warrants (other than pursuant to a rights plan) entitling them to purchase, for a period of 45 calendar days or less, shares of our common stock at a price less than the average closing sale price for the ten trading days preceding the declaration date for such distribution; (4) if we distribute, to all holders of our common stock, cash or other assets, debt securities, or rights to purchase our securities (other than pursuant to a rights plan), which distribution has a per share value exceeding 10% of the closing sale price of our common stock on the trading day preceding the declaration date for such distribution; (5) during a specified period if certain types of fundamental changes occur; or (6) during the five business-day period following any five consecutive trading-day period in which the trading price for the Notes was less than 98% of the average of the closing sale price of our common stock for each day during such five trading-day period multiplied by the then current conversion rate. Upon conversion, we would pay the holder the cash value of the applicable number of shares of our common stock, up to the principal amount of the note. Amounts in excess of the principal amount, if any, will be paid in stock.

As of January 31, 2010, none of the conditions allowing holders of the Notes to convert had been met. If a fundamental change, as defined in the Indenture, occurs prior to the maturity date, holders of the Notes may require us to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest (including additional interest, if any) up to, but excluding, the repurchase date.

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

In connection with the offering of the Notes, we entered into note hedge transactions with affiliates of the initial purchasers (the “counterparties”), consisting of Lehman Brothers OTC Derivatives (“Lehman Derivatives”) and JPMorgan Chase Bank, National Association, London Branch, whereby we have the option to purchase up to 7.2 million shares of our common stock at a price of approximately $44.02 per share. The note hedge transactions expire the earlier of the last day on which any Notes remain outstanding and June 14, 2012. The cost of the note hedge transactions was approximately $80.2 million. The note hedge transactions are intended to mitigate the potential dilution upon conversion of the Notes in the event that the volume weighted average price of our common stock on each trading day of the relevant conversion period or other relevant valuation period is greater than the applicable strike price of the convertible note hedge transactions, which initially corresponds to the conversion price of the Notes and is subject, with certain exceptions, to the adjustments applicable to the conversion price of the Notes. The note hedge transaction with Lehman Derivatives, which benefited from a guarantee by Lehman Brothers, covers 50% of the shares of our common stock potentially issuable upon conversion of the Notes. The filing by Lehman Brothers of a voluntary Chapter 11 bankruptcy petition in September 2008 constituted an “event of default” under the note hedge transaction with Lehman Derivatives, giving us the immediate right to terminate the transaction and entitling us to claim reimbursement for the loss incurred in terminating and closing out the transaction. On September 21, 2008, we delivered a notice of termination to Lehman Derivatives and claimed reimbursement for the loss incurred in termination and close-out of the transaction. To date we have not recovered any amounts claimed from Lehman Derivatives.

In addition, we sold warrants to the counterparties whereby they have the option to purchase up to approximately 7.2 million shares of VeriFone common stock at a price of $62.356 per share. We received approximately $31.2 million in cash proceeds from the sale of these warrants. The warrants expire progressively from December 19, 2013 to February 3, 2014.

The cost incurred in connection with the note hedge transactions, net of the related tax benefit and the proceeds from the sale of the warrants, is included as a net reduction in additional paid-in capital in the accompanying Condensed Consolidated Balance Sheets as of January 31, 2010 and October 31, 2009, in accordance with the guidance in ASC 815-40 Derivatives and Hedging-Contracts in Entity’s Own Equity.

Note 6. Fair Value Measurements

ASC 820 Fair Value Measurement and Disclosures defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, we consider the principal or most advantageous market in which we would transact, and we consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of non-performance.

Our financial assets and liabilities are measured and recorded at fair value on a recurring basis, except for our long-term debt. Our non-financial assets, such as goodwill, purchased intangible assets, and property, plant and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 — Include other inputs that are directly or indirectly observable in the marketplace.

Level 3 — Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In accordance with ASC 820, we measure our cash equivalents, Israeli severance funds and foreign exchange forward contracts at fair value. The money market funds are classified as Level 1 because the funds are valued using quoted market prices. Israeli severance funds and foreign exchange forward contracts are classified as Level 2 because they are valued using quoted prices and other observable data of similar instruments in active markets.

The following table presents our assets and liabilities that were measured at fair value on a recurring basis as of January 31, 2010 and October 31, 2009, classified by the level within the fair value hierarchy (in thousands):

	January 31, 2010		October 31, 2009
	Level 1	Level 2	Level 1	Level 2
Assets
Money market funds	$123,383	$—	$123,348	$—
Israeli severance funds	—	2,227	—	2,420
Foreign exchange forward contracts	—	29	—	189

Total assets at fair value	$123,383	$2,256	$123,348	$2,609

Liabilities
Foreign exchange forward contracts	$—	$48	$—	$16

Total liabilities at fair value	$—	$48	$—	$16

Fair Value of Other Financial Instruments

Financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, long-term debt, foreign exchange forward contracts and severance funds. The estimated fair value of cash, accounts receivable, and accounts payable approximates their carrying value. Cash equivalents, foreign exchange forward contracts, and Israeli severance funds are recorded at fair value based on quoted market prices and other observable date of similar instrument in active markets. The estimated fair value of long-term debt related to the Term B loan approximates the carrying value since the rate of interest on the long-term debt adjusts to market rates on a periodic basis. The fair value of the 1.375% Senior Convertible Notes as of January 31, 2010 was $248.8 million based on the closing trading price on January 29, 2010.

Note 7. Derivative Financial Instruments

We have used and from time to time in the future may use foreign currency derivatives such as forward contracts and options as hedges against anticipated sales or purchases denominated in foreign currencies. We enter into these contracts to protect us against the risk that the eventual net cash flows will be adversely affected by changes in foreign exchange rates. We do not use derivative financial instruments for speculative or trading purposes, nor do we hold or issue leveraged derivative financial instruments.

Foreign exchange forward contracts, both designated and not designated as hedging instruments pursuant to ASC 815 Derivatives and Hedging, are recognized either as assets or liabilities on the balance sheet at fair value at the end of each reporting period.

Cash Flow Hedges

For derivative instruments that are designated and qualify as a cash flow hedge under ASC 815, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss) (“AOCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

We have no cash flow hedges as of January 31, 2010. No cash flow hedges were discontinued during the three months ended January 31, 2010.

Derivatives Not Designated as Hedging Instruments

We primarily utilize foreign exchange forward contracts to offset the risks associated with certain foreign currency balance sheet exposures. Under this program, foreign exchange forward contracts are arranged and maintained so as to yield gains or losses to offset changes in foreign currency denominated assets or liabilities due to movements in foreign exchange rates, thus mitigating the volatility associated with foreign currency transaction gains or losses. Our foreign currency exposures are predominantly intercompany receivables and payables arising from product sales from one VeriFone entity to another. Foreign exchange forward contracts generally settle within 90 days. We do not use these foreign exchange forward contracts for trading purposes.

Gains or losses resulting from changes in the fair value of these foreign exchange forward contracts are recorded as other income (expense), net, in the Condensed Consolidated Statement of Operations.

As of January 31, 2010, the notional amounts of the forward contracts we held to purchase and sell U.S. Dollars in exchange for other major international currencies were $55.7 million and $6.5 million, respectively. As of October 31, 2009, the notional amounts of the forward contracts we held to purchase and sell U.S. Dollars in exchange for other major international currencies were $50.9 million and $13.9 million, respectively.

The following table presents the fair value of our outstanding derivative instruments as of January 31, 2010 and October 31, 2009 (in thousands):

	Balance Sheet Location	Fair Value of Financial Instruments
		January 31, 2010	October 31, 2009
Derivative Assets
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid Expenses and Other Current Assets	$—	$26
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid Expenses and Other Current Assets	29	163

Total		$29	$189

Derivative Liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other Current Liabilities	$—	$—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other Current Liabilities	48	16

Total		$48	$16

The effects of derivative instruments designated as cash flow hedges on income and AOCI are summarized below (in thousands):

	Losses Recognized in AOCI on Derivatives Before Tax Effect (Effective Portion)	Losses Reclassified from AOCI into Income		Losses Recognized in Income on Derivatives (Ineffective Portion)
	Amount	Amount	Location	Amount	Location
Derivatives designated as cash flow hedges from November 1, 2009 to January 31, 2010:
Foreign exchange forward contracts	$—	$(82)	Cost of net revenues- System Solutions	$(9)	Other income (expense), net

Total	$—	$(82)		$(9)

The effects of derivatives instruments not designated as hedging instruments on income are summarized as follows (in thousands):

	Losses Recognized in Income on Derivatives
	Three Months Ended January 31, 2010	Location
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts losses, net	$(1,459)	Other income (expense), net

Total	$(1,459)

Note 8. Other Income (Expense) and Comprehensive Income (Loss)

Other Income (Expense), net

Other income (expense), net consisted of the following (in thousands):

	Three Months Ended January 31,
	2010	2009
Foreign currency transaction gains, net	$664	$4,455
Foreign exchange forward contracts losses, net	(1,468)	(1,101)
Other, net	(956)	860

Other income (expense), net	$(1,760)	$4,214

Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows (in thousands):

	Three Months Ended January 31,
	2010	2009
Net income (loss)	$10,621	$(182,558)
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,471)	(9,014)
Other	82	—

Comprehensive income (loss)	$8,232	$(191,572)

The components of accumulated other comprehensive loss consisted of the following (in thousands):

	January 31, 2010	October 31, 2009
Foreign currency translation adjustments	$(6,979)	$(4,508)
Unrealized loss on cash flow hedge	—	(82)
Unfunded portion of pension plan obligations	(1,447)	(1,447)

Accumulated other comprehensive loss	$(8,426)	$(6,037)

Note 9. Income Taxes

We recorded an income tax provision of $19 thousand for the three months ended January 31, 2010 compared to an income tax benefit of $4.4 million for the three months ended January 31, 2009. The effective tax rate for the three months ended January 31, 2010 is lower than the U.S. statutory tax rate due to earnings in countries where we are taxed at lower rates compared to the U.S. federal and state statutory rates, utilization of previously unbenefitted US tax attributes and reversal of uncertain tax position liabilities as statutes of limitations expired. The income tax benefit for the three months ended January 31, 2009 is primarily related to discrete items, including a decrease in deferred tax liability due to goodwill impairment for GAAP purposes, offset by unfavorable tax provision impacts from an increase in the U.S. valuation allowance, and interest accruals associated with uncertain tax positions as well as benefit from additional interest expense with the adoption of the new accounting guidance relating to ASC 470-20.

As of January 31, 2010, we remain in a net deferred tax liability position. The realization of our deferred tax assets depends primarily on our ability to generate sufficient U.S. and foreign taxable income in future periods. We have determined that it is not more likely than not the deferred tax assets in the U.S. and certain foreign jurisdictions will be realized. Therefore we continue to record a full valuation allowance against these assets as of January 31, 2010. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters as we reevaluate the underlying basis for our estimates of future domestic and certain foreign taxable income.

We are currently under audit by the Internal Revenue Service (“IRS”) for our fiscal years 2003 to 2004. Although we believe we have correctly provided income taxes for the years subject to audit, the IRS may adopt different interpretations. We have not yet received any final determinations with respect to this audit although certain adjustments have been agreed with the IRS, none of which have a material impact to the current period income tax provision. Some of our subsidiaries are also under audit by the Israeli tax authorities for calendar years 2004 to 2006 and the Mexican and Philippine governments. With few exceptions, we are no longer subject to tax examination outside of the U.S. for periods prior to 2000.

We have recorded our uncertain tax position liability as a long-term liability as we do not expect significant payments to occur over the next 12 months. Our existing tax positions will continue to generate an increase in liabilities for uncertain tax benefits. We will continue to recognize interest and penalties related to income tax matters in income tax expense. The amount of unrecognized tax benefits could be reduced upon closure of tax examinations or if the statute of limitations on certain tax filings expires without assessment from the tax authorities. We believe that it is reasonably possible that there could be a reduction in unrecognized tax benefits due to statute of limitation expirations in multiple tax jurisdictions during the next 12 months of zero to $4.3 million. Interest and penalties accrued on these uncertain tax positions will also be released upon the expiration of statutes of limitations.

Note 10. Stockholders’ Equity

We grant stock options and restricted stock units (“RSUs”) pursuant to stockholder approved stock option plans. We maintain certain equity incentive plans, as described in detail in Note 9. Stockholders’ Equity of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009. All stock options and RSUs granted during the three months ended January 31, 2010 were granted under the 2006 Equity Incentive Plan as amended.

Valuation Assumptions

We estimate the grant-date fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of ASC 718 Compensation-Stock Compensation, using the weighted-average assumptions noted in the following table:

	Three Months Ended January 31,
	2010	2009
Expected term of the options (in years)	4.0	4.0
Risk-free interest rate	2.2%	2.2%
Expected stock price volatility	70.4%	59.4%
Expected dividend rate	0.0%	0.0%

Stock-based Compensation

The following table presents the stock-based compensation expense recognized in accordance with ASC 718 during the three months ended January 31, 2010 and 2009 (in thousands):

	Three Months Ended January 31,
	2010	2009
Cost of net revenues	$394	$504
Research and development	937	1,366
Sales and marketing	1,828	1,859
General and administrative	1,526	4,828

Total stock-based compensation	$4,685	$8,557

In the first quarter of fiscal year 2009, as a result of the cancellation of certain stock option grants voluntarily surrendered by an executive, we expensed in general and administrative expenses all previously unrecognized compensation cost of such stock option grants amounting to $3.6 million as of the cancellation date.

As of January 31, 2010, total unrecognized compensation expense adjusted for estimated forfeitures related to unvested stock options and RSUs was $35.4 million and $10.3 million, respectively, which is expected to be recognized over the remaining weighted-average vesting periods of 3.0 years for stock options and 2.4 years for RSUs.

Equity Award Activity

Stock option activity for the three months ended January 31, 2010, was as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at October 31, 2009	12,049	$18.06
Granted	69	17.19
Options exchange-granted (1)	1,475	14.29
Exercised	(329)	8.26
Options exchange-cancelled (1)	(3,322)	31.96
Cancelled	(31)	12.65
Expired	(267)	28.52

Balance at January 31, 2010	9,644	$12.75	5.6	$66,415

Vested or expected to vest at January 31, 2010	8,718	$12.98	5.5	$59,469

Exercisable at January 31, 2010	2,505	$18.29	4.0	$11,775

(1)	Represents options granted and canceled in connection with the Offer to Exchange as described below.

The weighted average fair value of options granted, excluding options exchanged, during the three months ended January 31, 2010 and 2009 was $9.26 and $3.09, respectively. The total intrinsic value of options exercised was $2.7 million and $12 thousands during the three months ended January 31, 2010 and 2009, respectively.

In November 2009, we completed an offer to exchange certain options to purchase shares of our common stock, par value $0.01 per share, for a lesser number of replacement options to purchase shares of common stock (the “Offer to Exchange”). The Offer to Exchange expired on November 6, 2009. Pursuant to the terms and conditions of the Offer to Exchange, we accepted for cancellation eligible options covering 3,322,075 shares of our common stock, representing approximately 74.5% of the total shares of common stock underlying options eligible for exchange. All surrendered options were cancelled as of November 6, 2009. We issued replacement options covering 1,474,970 shares of our common stock in exchange for the eligible options tendered and accepted in the Offer to Exchange. The exercise price of the replacement options is $14.29, which was the closing price of our common stock on November 6, 2009 as reported by the New York Stock Exchange. The Offer to Exchange was structured as a value-for-value exchange.

The following table summarizes RSU activity for the three months ended January 31, 2010:

	Shares (in thousands)	Aggregate Intrinsic Value (in thousands)
Outstanding at October 31, 2009	47
Granted	666
Vested	(21)

Outstanding at January 31, 2010	692	$12,297

Expected to vest at January 31, 2010	602	$10,702

The weighted-average grant date fair value per share of RSUs granted during the three months ended January 31, 2010 and 2009 was $17.19 and $5.30, respectively. The total fair value of RSUs that vested in the three months ended January 31, 2010 and 2009 was $0.3 million and $50 thousand, respectively.

Note 11. Net Income (Loss) Per Common Share

Basic net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per share of common stock is computed using the weighted average number of shares of common stock outstanding plus the effect of common stock equivalents, unless the common stock equivalents are anti-dilutive. The potential dilutive shares of our common stock resulting from the assumed exercise of outstanding stock options and equivalents and the assumed exercise of the warrants relating to the convertible senior notes are determined using the treasury stock method. Under the treasury stock method, an increase in the fair market value of our common stock can result in a greater number of dilutive securities.

The following details the computation of the net income (loss) per common share (in thousands, except per share data):

	Three Months Ended January 31,
	2010	2009
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss).	$10,621	$(182,558)

Denominator:
Weighted average common stock outstanding	84,690	84,487
Weighted average effect of dilutive securities:
Stock options and RSUs	1,920	—

Weighted average shares used in computing diluted per share calculation	86,610	84,487

Net income (loss) per share:
Basic	$0.13	$(2.16)

Diluted	$0.12	$(2.16)

For the three months ended January 31, 2010 and 2009, options and RSUs to purchase 3.3 million and 10.9 million shares of common stock, respectively, were excluded from the calculation of weighted average shares for diluted net income (loss) per share as they were anti-dilutive.

The Notes are considered to be Instrument C securities as defined by ASC 815-15-55-18 (formerly EITF No. 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion), therefore, only the conversion spread relating to the Notes is included in our diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread of the Notes has a dilutive effect when the average share price of our common stock during the period exceeds $44.02. The average share price of our common stock during the three months ended January 31, 2010 and 2009 did not exceed $44.02, therefore the effect of the Notes was anti-dilutive for those periods.

Warrants to purchase 7.2 million shares of our common stock were outstanding at January 31, 2010 and October 31, 2009 but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the average share price of our common stock during the three months ended January 31, 2010 and 2009; therefore, the effect of the warrants was anti-dilutive for those periods.

Note 12. Commitments and Contingencies

Commitments

We lease certain facilities under non-cancelable operating leases that contain free rent periods and/or rent escalation clauses. Rent expense under these leases has been recorded on a straight-line basis over the lease term.

We are committed to pay a portion of the related actual operating expenses under certain of these lease agreements. These operating expenses are not included in the table below. The difference between amounts paid and rent expense is recorded as deferred rent and the short-term and long-term portions are included in Other Current Liabilities and Other Long-term Liabilities, respectively, in the Condensed Consolidated Balance Sheets. Additionally, we sublease certain real property to third parties.

In connection with the acquisition of CCTM, we assumed approximately $52.2 million of non-cancelable operating leases which mainly represent future payments for the rights to place advertising on taxicabs.

Future minimum lease payments and sublease rental income under these leases as of January 31, 2010, were as follows (in thousands):

Fiscal Years Ending October 31:	Minimum Lease Payments	Sublease Rental Income	Net Minimum Lease Payments
2010 (remaining 9 months)	$28,002	$(187)	$27,815
2011	31,532	(297)	31,235
2012	14,313	(306)	14,007
2013	5,671	(316)	5,355
2014	3,300	(326)	2,974
Thereafter	3,447	(595)	2,852

Total	$86,265	$(2,027)	$84,238

Manufacturing Agreements

We work on a purchase order basis with third-party contract manufacturers with facilities in China, Singapore, Israel and Brazil, and component suppliers located throughout the world to supply a majority of our finished goods inventories, spare parts, and accessories. We provide each supplier with a purchase order to cover the manufacturing requirements, which constitutes a binding commitment by us to purchase materials and finished goods produced by the manufacturer as specified in the purchase order. These purchase orders are generally considered to be non-cancellable and are expected to be paid within one year of the issuance date. As of January 31, 2010, the amount of unfilled purchase orders issued to contract manufacturers and component suppliers totaled approximately $89.0 million. Of this amount, $2.9 million has been recorded in Other Current Liabilities in the accompanying Condensed Consolidated Balance Sheets as of January 31, 2010 because these commitments are not expected to have future value to us.

We utilize a limited number of third parties to manufacture our products and rely upon these contract manufacturers to produce and deliver products to our customers on a timely basis and at an acceptable cost. Furthermore, a majority of our manufacturing activities is concentrated in China. As a result, disruptions to the business or operations of the contract manufacturers or to their ability to produce the required products in a timely manner, and particularly disruptions to these manufacturing facilities located in China, could significantly impact our business and operations. In addition, a number of components that are necessary to manufacture and assemble our systems are specifically customized for use in our products and are obtained from sole source suppliers on a purchase order basis. Because of the customized nature of these components and the limited number of available suppliers, it would be difficult and costly to find alternative sources in a timely manner.

Accrued Warranty

We provide reserves for the estimated costs of product warranty obligations based on a number of factors including the size of the installed base of products subject to warranty protection, historical and projected warranty claim rates, historical and projected costs associated with claims, and knowledge of specific product failures that are outside of our typical experience. We assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary based on actual experience and changes in future estimates. As of January 31, 2010 our warranty accrual included product specific warranty accruals of approximately $5.0 million related to specific issues with our products. The amount accrued represents our best estimate of the costs expected to be incurred based on currently available information. There is a reasonable possibility that we may incur additional warranty expense related to these products in future periods.

Brazilian State Tax Assessments

State Value Added Tax

One of our Brazilian subsidiaries has been notified of a tax assessment regarding Brazilian state value added tax (“VAT”), for the periods from 2000 to 2002 that relates to products supplied to us by a contract manufacturer. The assessment relates to an asserted deficiency of 4.7 million Brazilian reais (approximately $2.6 million). The tax assessment was based on a clerical error in which our Brazilian subsidiary omitted the required tax exemption number on our invoices. On August 27, 2003, the tax authorities rendered a first level decision that maintained the tax assessment. We have appealed the first level decision. On March 30, 2009, the proceeding was remitted to the State Court of Appeals. This proceeding is currently pending second administrative level decision. We do not expect that we will ultimately incur a material liability in respect of this assessment and have not recorded a reserve for this assessment, because we believe, based in part on advice of our Brazilian tax counsel, that we are likely to prevail in the proceedings relating to this assessment. In the event we receive an adverse ruling from the administrative body, we will decide whether or not to appeal and would reexamine the determination as to whether an accrual is necessary. It is currently uncertain what impact this state tax examination may have with respect to our use of a corresponding exemption to reduce the Brazilian federal VAT.

Importation of Goods Assessments

Two of our Brazilian subsidiaries that were acquired as a part of the Lipman acquisition have been notified of assessments regarding Brazilian customs penalties that relate to alleged infractions in the importation of goods. The assessments were issued by the Federal Revenue Department in the City of Vitória, the City of São Paulo, and the City of Itajai. The assessments relate to asserted deficiencies initially totaling 26.9 million Brazilian reais (approximately $14.5 million) excluding interest. The tax authorities allege that the structure used for the importation of goods was simulated with the objective of evading taxes levied on the importation by under-invoicing the imported goods. The tax authorities allege that the simulation was created through a fraudulent interposition of parties, where the real sellers and buyers of the imported goods were hidden.

In the Vitória tax assessment, the fines were reduced from 4.7 million Brazilian reais (approximately $2.5 million) to 1.5 million Brazilian reais (approximately $0.8 million) on a first level administrative decision on January 26, 2007. The proceeding has been remitted to the Taxpayers Council to adjudicate the appeal of the first level administrative decision filed by the tax authorities. We also appealed the first level administrative decision on February 26, 2007. In this appeal, we argued that the tax authorities did not have enough evidence to determine that the import transactions were indeed fraudulent and that, even if there were some irregularities in such importations, they could not be deemed to be our responsibility since all the transactions were performed by the third-party importer of the goods. On February 27, 2008, the Taxpayers Council rendered its decision to investigate the first level administrative decision for further analysis of the matter. This proceeding was initially scheduled for judgment before the decision of the Taxpayers Administrative Council of Tax Appeals in 2009, but has been postponed to the next judgment session. In the event we receive an adverse ruling from the Taxpayers Council, we will decide whether or not to appeal to the judicial level. Based on our current understanding of the underlying facts, we believe that it is probable that our Brazilian subsidiary will be required to pay some amount of fines. At January 31, 2010, we have accrued 4.7 million Brazilian reais (approximately $2.5 million) for this matter, excluding interest, which we believe is the probable payment.

On July 12, 2007, we were notified of a first administrative level decision rendered in the São Paulo tax assessment, which maintained the total fine of 20.2 million Brazilian reais (approximately $10.9 million)

imposed. On August 10, 2007, we appealed the first administrative level decision to the Taxpayers Council. A hearing was held on August 12, 2008 before the Taxpayers Council, and on October 14, 2008, the Taxpayers Council granted our appeal and dismissed the São Paulo assessment based upon the assessment being erroneously calculated on the value of the sale of the products in question to end customers in the local market rather than on the declared importation value of such products. We were subsequently notified of the Taxpayers Council’s decision and the case was dismissed on May 19, 2009. In August 2009, the Brazilian tax authorities requested additional materials from us. In October 2009, we received a revised assessment in this matter of 1.9 million Brazilian reais (approximately $1.0 million). In addition, pursuant to a contingency legal representation agreement entered into between one of our Brazilian subsidiaries (prior to the Lipman acquisition) and Brazilian counsel, our Brazilian subsidiary has agreed to pay to Brazilian counsel legal fees in the amount of 5.0 million Brazilian reais (approximately $2.7 million) for achieving the successful dismissal of the São Paulo tax assessment. We paid approximately 2.0 million Brazilian reais (approximately $1.1 million) of this legal fee during the fourth quarter of fiscal 2009 and will pay the remainder over the next 12 months. At January 31, 2010, we have reduced the accrual for this matter to 4.6 million Brazilian reais (approximately $2.5 million), including the remaining Brazilian counsel legal fees.

On May 22, 2008, we were notified of a first administrative level decision rendered in the Itajai assessment, which maintained the total fine of 2.0 million Brazilian reais (approximately $1.1 million) imposed, excluding interest. On May 27, 2008, we appealed the first level administrative level decision to the Taxpayers Council. Based on our current understanding of the underlying facts, we believe that it is probable that our Brazilian subsidiary will be required to pay some amount of fines. Accordingly, at January 31, 2010, we have accrued 2.0 million Brazilian reais (approximately $1.1 million) for this matter, excluding interest.

Municipality Tax on Services Assessment

One of the Brazilian subsidiaries that was acquired as part of the Lipman acquisition has been notified of a tax assessment regarding alleged nonpayment of tax on services rendered for the period from September 2004 to December 2004. This assessment was issued by the tax authority for the Municipality of Sao Paulo, and asserts a services tax deficiency totaling 0.7 Brazilian reais (approximately $0.4 million) excluding interest. The tax authority claims that the Brazilian subsidiary rendered certain services within the municipality of Sao Paulo but simulated that those services were rendered in another city. In January 2010, we presented our administrative defense and the proceeding is currently pending first administrative level decision. At January 31, 2010, we have accrued for this alleged tax deficiency.

Patent Infringement and Commercial Litigation

Heartland Payment Systems, Inc.

On September 6, 2009, we commenced an action in the United States District Court for the Northern District of California against Heartland Payment Systems, Inc. (“Heartland”), a card payment processor, for infringement of U.S. Patent No. 6,853,093 (the “‘093 Patent”) by certain Heartland payment terminals. We are seeking a judgment of infringement, an injunction against further infringement, damages, interest and attorneys’ fees. On September 16, 2009, Heartland sued us in the Superior Court of New Jersey, Mercer County, alleging certain unfair business activities. On October 13, 2009, we amended our original complaint to request declaratory judgment that we did not engage in such unfair business activities. On November 6, 2009, we filed a second lawsuit against Heartland in the United States District Court for the Northern District of California, alleging certain false advertising and unfair competition claims. On that same day, Heartland also filed a second lawsuit against us in the United States District Court, District of New Jersey, alleging trademark infringement, false advertising and violation of the Anti-cybersquatting Protection Act, and an emergency application for a temporary restraining order which was subsequently denied by the New Jersey District Court. A preliminary injunction hearing in the matter was held in December 2009 before the New Jersey District Court, which also denied Heartland’s request for a preliminary injunction. Heartland is appealing the decision. In February 2010, we filed our answer to the Heartland New Jersey District Court lawsuit and asserted counterclaims that are the same claims as we alleged in our two Northern District of California lawsuits, and concurrently dismissed without prejudice those two California lawsuits. Shortly thereafter, Heartland filed a declaratory judgment lawsuit in the United States District Court for the Northern District of California against VeriFone Israel Ltd. seeking a declaration by the court that Heartland does not infringe the ‘093 Patent. These actions are in the preliminary stages and at this time we are not able to predict the outcome or quantify any potential liability, if any, for these actions. An unfavorable outcome could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

SPA Syspatronic AG v. VeriFone Holdings, Inc., VeriFone, Inc., et al.

On September 18, 2007, SPA Syspatronic AG (“SPA”) commenced an action in the United States District Court for the Eastern District of Texas, Marshall Division, against us and others, alleging infringement of U.S. Patent No. 5,093,862 purportedly owned by SPA. SPA is seeking a judgment of infringement, an injunction against further infringement, damages, interest and attorneys’ fees. We filed an answer and counterclaims on November 8, 2007, and intend to vigorously defend this litigation. On January 28, 2008, we requested that the U.S. Patent and Trademark Office (the “PTO”) perform a re-examination of the patent. The PTO granted the request on April 4, 2008. We then filed a motion to stay the proceedings with the court and on April 25, 2008, the court agreed to stay the proceedings pending the re-examination. On December 19, 2008, the PTO rejected all claims of the subject patent on the same basis as was identified in our request for re-examination. Upon appeal by SPA, certain claims were permitted to be granted by the PTO but construed in a way that we do not believe any of our products to infringe. The case is now being allowed to continue in district court and we are in the discovery phase. The case is still in the preliminary stages, and it is not possible to quantify the extent of our potential liability, if any, related to this action. An unfavorable outcome could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Avlis Importacão e Exportacão Ltda. v. Lipman do Brasil Comercio de Eletronicos Ltda.

In February 2010, we were served with notice of an action filed by Avlis Importacão e Exportacão (“Avlis”) in the Fourth Civil Central Court of São Paulo, Brazil, against one of our Brazilian subsidiaries that was part of the Lipman acquisition in 2006. Avlis has asserted claims of non-payment by our Brazilian subsidiary of certain invoices for purchase of goods totaling 7.9 million Brazilian reais (approximately $4.3 million) and loss of profits of 5.9 Brazilian reais (approximately $3.2 million). We intend to vigorously defend this litigation. However, based on our current understanding of the underlying facts, we believe that it is probable that our Brazilian subsidiary will be required to pay some amount to Avlis for its collection claim. At January 31, 2010, we have accruals totaling 7.9 million Brazilian reais (approximately $4.3 million) for this matter.

Class Action and Derivative Lawsuits

On or after December 4, 2007, several securities class action claims were filed against us and certain of our officers, former officers, and a former director. These lawsuits were consolidated in the U.S. District Court for the Northern District of California as In re VeriFone Holdings, Inc. Securities Litigation, C 07-6140 MHP. The original actions were: Eichenholtz v. VeriFone Holdings, Inc. et al., C 07-6140 MHP; Lien v. VeriFone Holdings,

Inc. et al., C 07-6195 JSW; Vaughn et al. v. VeriFone Holdings, Inc. et al., C 07-6197 VRW (Plaintiffs voluntarily dismissed this complaint on March 7, 2008); Feldman et al. v. VeriFone Holdings, Inc. et al., C 07-6218 MMC; Cerini v. VeriFone Holdings, Inc. et al., C 07-6228 SC; Westend Capital Management LLC v. VeriFone Holdings, Inc. et al., C 07-6237 MMC; Hill v. VeriFone Holdings, Inc. et al., C 07-6238 MHP; Offutt v. VeriFone Holdings, Inc. et al., C 07-6241 JSW; Feitel v. VeriFone Holdings, Inc., et al., C 08-0118 CW. On August 22, 2008, the court appointed plaintiff National Elevator Fund lead plaintiff and its attorneys lead counsel. Plaintiff filed its consolidated amended class action complaint on October 31, 2008, which asserts claims under the Securities Exchange Act Sections 10(b), 20(a), and 20A and Securities and Exchange Commission Rule 10b-5 for securities fraud and control person liability against us and certain of our current and former officers and directors, based on allegations that we and the individual defendants made false or misleading public statements regarding our business and operations during the putative class periods and seeks unspecified monetary damages and other relief. We filed our motion to dismiss on December 31, 2008. The court granted our motion on May 26, 2009 and dismissed the consolidated amended class action complaint with leave to amend within 30 days of the ruling. The proceedings were stayed pending a mediation held in October 2009 at which time the parties failed to reach a mutually agreeable settlement. Plaintiffs’ first amended complaint was filed on December 3, 2009 followed by a second amended complaint filed on January 19, 2010. Our motion to dismiss is due on March 5, 2010 and the hearing on our motion is set for May17, 2010. Although discovery has not yet commenced in this action, on November 20, 2009, plaintiffs filed a motion to partially lift the Private Securities Litigation Reform Act discovery stay in order to obtain documents produced by us to the SEC in connection with the SEC’s investigation into the restatement of our fiscal year 2007 interim financial statements. We filed our opposition to this motion in January 2010 and at a hearing in February 2010 the court denied the plaintiffs’ motion to lift the discovery stay. At this time, we have not recorded any liabilities related to this action as we are unable to determine the outcome or estimate the potential liability.

Beginning on December 13, 2007, several actions were also filed against certain current and former directors and officers derivatively on our behalf. These derivative lawsuits were filed in: (1) the U.S. District Court for the Northern District of California, as In re VeriFone Holdings, Inc. Shareholder Derivative Litigation, Lead Case No. C 07-6347 MHP, which consolidates King v. Bergeron, et al. (Case No. 07-CV-6347), Hilborn v. VeriFone Holdings, Inc., et al. (Case No. 08-CV-1132), Patel v. Bergeron, et al. (Case No. 08-CV-1133), and Lemmond, et al. v. VeriFone Holdings, Inc., et al. (Case No. 08-CV-1301); and (2) California Superior Court, Santa Clara County, as In re VeriFone Holdings, Inc. Derivative Litigation, Lead Case No. 1-07-CV-100980, which consolidates Catholic Medical Mission Board v. Bergeron, et al. (Case No. 1-07-CV-100980), and Carpel v. Bergeron, et al. (Case No. 1-07-CV-101449). On May 15, 2008, the court in the federal derivative action appointed Charles R. King as lead plaintiff and his attorneys as lead counsel. On October 31, 2008, plaintiffs in the federal action filed their consolidated amended derivative complaint, which names us as a nominal defendant and brings claims for insider selling, breach of fiduciary duty, unjust enrichment, waste of corporate assets and aiding and abetting breach of fiduciary duty against us and certain of our current and former officers and directors. On December 15, 2008, we and the other defendants filed a motion to dismiss. The parties agreed by stipulation that briefing on this motion would relate only to the issue of plaintiffs’ failure to make a pre-suit demand on our Board of Directors. The court granted our motion on May 26, 2009 and dismissed the consolidated amended derivative complaint with leave to amend within 30 days of the ruling. The proceedings were stayed pending a mediation held in October 2009 at which time the parties failed to reach a mutually agreeable settlement. Plaintiffs’ second amended complaint was filed on December 10, 2009. We filed our motion to dismiss the second amended complaint on January 25, 2010. A hearing on our motion to dismiss is scheduled for April 19, 2010. While discovery is not yet underway in this action, on June 9, 2009, plaintiffs in the federal derivative action made a demand to inspect certain of our books and records. In response to this demand, we provided certain of our books and records, including minutes and materials for our Board of Directors, Audit Committee and Compensation Committee meetings for the relevant period. We produced documents responsive to each category of plaintiffs’ request except that we withheld production, on the basis of privilege, of the Audit Committee’s report of the independent investigation into the events leading to the restatement of our fiscal year 2007 interim financial statements. On November 6, 2009, plaintiffs filed a complaint in Delaware Chancery Court seeking to compel production of the independent investigation report. We filed a motion to dismiss this complaint on December 3, 2009, and briefs on this motion were submitted during January 2010. A hearing on our motion to dismiss has been scheduled for March 10, 2010. At this time, we have not recorded any liabilities for this action as we are unable to determine the outcome or estimate the potential liability.

On October 31, 2008, the derivative plaintiffs filed their consolidated derivative complaint in California Superior Court for the County of Santa Clara naming us as a nominal defendant and bringing claims for insider selling, breach of fiduciary duty, unjust enrichment, waste of corporate assets and aiding and abetting breach of fiduciary duty against certain of our current and former officers and directors and our largest shareholder as of October 31, 2008, GTCR Golder Rauner. On November 10, 2008, we filed a motion to stay the state court action pending resolution of the parallel federal actions, and the parties have agreed by stipulation to delay briefing on the motion to stay until after the issue of demand futility is resolved in the federal derivative case. The case management conference in the state court action has been continued until April 2010, pending the resolution of our motion to dismiss filed in the federal derivative action. At this time, we have not recorded any liabilities for this action as we are unable to determine the outcome or estimate the potential liability.

On January 27, 2008, a class action complaint was filed against us in the Central District Court in Tel Aviv, Israel on behalf of purchasers of our stock on the Tel Aviv Stock Exchange. The complaint seeks compensation for damages allegedly incurred by the class of plaintiffs due to the publication of erroneous financial reports. We filed a motion to stay the action, in light of the proceedings already filed in the United States, on March 31, 2008. A hearing on the motion was held on May 25, 2008. Further briefing in support of the stay motion, specifically with regard to the threshold issue of applicable law, was submitted on June 24, 2008. On September 11, 2008, the Israeli District Court ruled in our favor, holding that U.S. law would apply in determining our liability. On October 7, 2008, plaintiffs filed a motion for leave to appeal the District Court’s ruling to the Israeli Supreme Court. Our response to plaintiffs’ appeal motion was filed on January 18, 2009. The District Court has stayed its proceedings until the Supreme Court rules on plaintiffs’ motion for leave to appeal. On January 27, 2010, after a hearing before the Israeli Supreme Court, the court dismissed the plaintiff’s motion for leave to appeal and addressed the case back to the District Court. The Supreme Court instructed the District Court to rule whether the Israeli class action should be stayed, under the assumption that the applicable law is US law. At this time, we have not recorded any liabilities for this action as we are unable to determine the outcome or estimate the potential liability.

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

Regulatory Actions

During fiscal year 2009 we were the subject of a “Wells Notice” from the SEC in connection with the investigation by the staff of the SEC’s Division of Enforcement (the “Staff”) notifying us that the Staff intended to recommend that the SEC bring a civil injunctive action against us, alleging violations of the federal securities laws arising from the restatement of our fiscal year 2007 interim financial statements. On September 1, 2009, without admitting or denying the SEC’s allegations, we agreed to a permanent injunction against future violations of certain reporting, books and records and internal accounting control provisions of the federal securities laws. No other charge or monetary penalty was assessed against us, and we cooperated fully with the Commission’s investigation. This settlement, which was approved by the United States District Court for the Northern District of California in November 2009, concluded the SEC’s investigation of this matter with respect to us.

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

Note 13. Restructuring Charges

The following table summarizes restructuring expenses for the three months ended January 31, 2010 and 2009 (in thousands):

	Three Months Ended January 31,
	2010	2009
Cost of net revenues	$331	$195
Research and development	—	591
Sales and marketing	—	874
General and administrative	88	960

	$419	$2,620

In addition to the restructuring expense, we incurred restructuring related expense of $0.6 million in the first quarter of fiscal year 2010 which represented accelerated depreciation mainly in relation to our decision to outsource our Israeli in-house manufacturing to Sanmina-SCI Corporation. Of the $0.6 million, $0.7 million was recorded in general and administrative expenses and a negative $0.1 million was recorded in cost of net revenues in the Condensed Consolidated Statement of Operations.

Restructuring activity for the period ended January 31, 2010 was as follows (in thousands):

	Employee Severance and Benefit Arrangements	Facilities Related Costs	Total
Balance at November 1, 2009	$957	$3,528	$4,485
Current year charges	403	16	419
Other adjustments	(7)	(14)	(21)
Cash payments	(325)	(474)	(799)

Balance at January 31, 2010	$1,028	$3,056	$4,084

As of January 31, 2010, $2.5 million of restructuring accruals were included in Other Current Liabilities and $1.6 million of restructuring accruals were included in Other Long-term Liabilities in the Condensed Consolidated Balance Sheets.

We may incur additional restructuring or restructuring related charges in the future for additional employee severance and benefit arrangements, and facility-related activities.

Note 14. Related-Party Transactions

For the three months ended January 31, 2010 and 2009, we recorded $2.4 million and $1.4 million, respectively, of sales to certain companies of which members of our Board of Directors also serve on the boards of each such company. As of January 31, 2010 and October 31, 2009, we have outstanding accounts receivable balances of $1.0 million and $1.3 million, respectively, related to the above sales. For the three months ended January 31, 2010, we recorded purchases of $0.1 million from certain companies of which members of our Board of Directors also serve on the boards of each such company.

Note 15. Segment and Geographic Information

Segment Information

We operate in two business segments: North America and International. North America segment is defined as the United States of America and Canada, and International segment is defined as the other countries from which we derive revenues. Total assets and goodwill by segment are based on the location of the assets.

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

In the fourth quarter of fiscal year 2009, we revised the methodology for business segment operating income (loss) reporting. Local inventory obsolescence and scrap costs previously recorded in the International and North America segments were reclassified to the Corporate segment. The following table sets forth net revenues and operating income (loss), as revised, for our segments (in thousands):

	Three Months Ended January 31,
	2010	2009
Net revenues:
International	$133,787	$130,263
North America	89,820	83,900
Corporate	(207)	(140)

Total net revenues	$223,400	$214,023

Operating income (loss):		Revised
International	$33,762	$34,534
North America	27,558	27,924
Corporate	(41,962)	(245,291)

Total operating income (loss)	$19,358	$(182,833)

Our goodwill by segment was as follows (in thousands):

	January 31, 2010	October 31, 2009
International	$143,976	$147,363
North America	10,284	3,482

Total	$154,260	$150,845

Our total assets by segment were as follows (in thousands):

	January 31, 2010	October 31, 2009 (1)
International	$614,623	$611,260
North America	364,724	306,030

Total	$979,347	$917,290

(1)	Amounts as of October 31, 2009 have been adjusted to reflect the retroactive application of ASC 470-20. See Note 4. Accounting Changes-Convertible Debt Instruments.

Geographic Information

The net revenues by geographic area were as follows (in thousands):

	Three Months Ended January 31,
	2010	2009
United States	$81,825	$75,051
Canada	7,788	8,709
Europe	69,374	66,141
Latin America	40,623	43,608
Asia	23,790	20,514

Total net revenues	$223,400	$214,023

Revenues are allocated to the geographic areas based on the shipping destination of customer orders. Corporate revenues are included in the United States geographic area revenues.

Note 16. Acquisition of Clear Channel Taxi Media LLC

On December 31, 2009, we acquired the business of CCTM under a membership interest purchase agreement. The agreed upon purchase price was zero, as a result, in applying the accounting guidelines under ASC 805-10-65-1, we substituted the zero purchase price with the acquisition date fair value of the equity interest acquired which was estimated at $2.4 million.

The significant assets acquired consisted primarily of intangible assets of $12.4 million, accounts receivable of $11.5 million and property, plant and equipment of $4.8 million. The significant liabilities assumed were mainly the fair value of unfavorable lease contracts totaling $30.1 million and other current liabilities of $5.0 million. We also recorded $6.8 million of goodwill as a result of this business acquisition. We have completed our fair value accounting for the acquisition of CCTM except for tax balances; we expect to finalize the measurement of such balances in the coming quarters.

The results of CCTM’s operations were included in the condensed consolidated financial statements from the acquisition date.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. In some cases, forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s belief, and assumptions. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A Risk Factors below and in Item 1A of our Annual Report on Form 10-K for the year ended October 31, 2009 filed with the SEC. The following discussion should be read in conjunction with our consolidated financial statements and related notes included in our 2009 Annual Report on Form 10-K and the Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Unless required by law, we expressly disclaim any obligation to update publicly any forward-looking statements, whether as result of new information, future events, or otherwise.

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

Our industry’s growth continues to be driven by the long-term shift toward electronic payment transactions and away from cash and checks in addition to changes in security standards that require more advanced electronic payment systems. Internationally, growth rates have generally been higher because of the relatively low penetration rates of electronic payment transactions in many countries as well as governmental efforts to modernize economies and to encourage electronic payments as a means of improving collection of value-added tax (“VAT”) and sales tax. Recently, additional factors have driven growth, including the shift from dial up to internet protocol (“IP”), developments in wireless communications, personal identification number (“PIN”) based debit transactions and advances in computing technology which enable vertical solutions and non-payment applications to reside at the point of sale (“POS”). Most recently, there have been well publicized breaches of systems that handle consumer card details, spurring widespread interest in more secure payment systems and “end-to-end” encryption technology.

Timing of our revenue recognition may cause our revenue to vary from quarter to quarter. Specifically, revenues recognized in some of our fiscal quarters have been back-end weighted as we receive sales orders and deliver a higher proportion of our System Solutions toward the end of such fiscal quarter. This back-end weighting of orders may adversely affect our results of operations in a number of ways and could negatively impact revenues and profits. First, the product mix of orders may not align with manufacturing forecasts which could result in a shortage of the components needed for production. Second, existing manufacturing capacity may not be sufficient to deliver a high volume of orders in a concentrated time at quarter-end. Third, back-end weighted demand could negatively impact gross margins through higher labor, delivery and other manufacturing and distribution costs. If, on the other hand, we were to seek to manage the fulfillment of back-end weighted orders through holding increased inventory levels, we would risk higher inventory obsolescence charges.

Because timing of our revenue recognition depends on timing of product shipments, decisions we make about product shipments, particularly toward the end of a fiscal quarter, may impact our reported revenues. The timing of product shipments may depend on a number of factors, including price discussions with our customers, operating costs, including the costs of air shipments if required, the delivery date requested by customers and our operating capacity to fill orders and ship products, as well as our own long and short-term business planning. These factors may affect timing of shipment as well as revenues recognized for a particular period.

Security has become a driving factor in our business as our customers endeavor to meet ever escalating governmental requirements directed toward the prevention of identity theft as well as operating safeguards imposed by the credit and debit card associations, which includes Visa International (“Visa”), MasterCard Worldwide (“MasterCard”), American Express, Discover Financial Services, and JCB Co., Ltd. (“JCB”). In September 2006, these card associations established the Payment Card Industry Security Standards Council (“PCI SSC”) to oversee and unify industry standards in the areas of credit card data security. Standards include Payment Card Industry PIN Transaction Security (“PCI-PTS”) for pin entry devices, PCI-DSS for enterprise data security and PA-DSS for payment application data security. We are a leader in providing systems and software solutions that meet these standards.

We operate in two business segments: North America and International. We define North America as the United States of America and Canada, and International as all other countries from which we derive revenues. Throughout fiscal year 2009 demand for wireless, IP-enabled, PIN-based debit and vertical solutions was adversely affected by the global financial crisis. Specifically, we experienced lower North American demand as retailers closed redundant or underperforming locations and lower International demand due to the adverse foreign currency impact on the purchasing power of certain International customers. With the exception of China, emerging markets declined at a greater rate than developed markets in fiscal year 2009. To the extent the worldwide economic recession continues, we expect demand in certain emerging economies such as China to grow faster relative to our developed markets, but other emerging market economies to perform worse than developed markets due to weak commodity prices and political instability. We continue to devote research and development (“R&D”) resources to address the market needs of both emerging and developed economies.

Results of Operations

Net Revenues

We generate net revenues through the sale of our electronic payment systems and solutions that enable electronic transactions, which we identify as System Solutions, and to a lesser extent, warranty and support services, field deployment, advertising, installation and upgrade services, and customer specific application development, which we identify as Services.

Net revenues, which include System Solutions and Services, are summarized in the following table (in thousands, except percentages):

	Three Months Ended January 31,
	2010	2009	Net Change	% Change
System Solutions	$188,014	$185,841	$2,173	1.2%
Services	35,386	28,182	7,204	25.6%

Total	$223,400	$214,023	$9,377	4.4%

System Solutions Revenues

System Solutions net revenues for the three months ended January 31, 2010 increased $2.2 million, or 1.2% compared to the three months ended January 31, 2009. System Solutions net revenues comprised 84.2% of total net revenues for the three months ended January 31, 2010 as compared to 86.8% for the three months ended January 31, 2009.

International System Solutions net revenues for the three months ended January 31, 2010 decreased $0.9 million, or 0.8%, compared to the three months ended January 31, 2009, due to a $4.5 million, or 11.6%, decrease in Latin America, partially offset by a $2.4 million, or 12.5%, increase in Asia and a $1.2 million, or 2.1%, increase in Europe. In Latin America, the decrease in System Solutions net revenues was primarily the result of a weakened macroeconomic environment in many of the smaller countries of the region. Asia System Solutions net revenues benefited from growth in Australia and New Zealand, where VeriFone replaced systems previously supplied by competitors. Europe System Solutions net revenues increased in the three months ended January 31, 2010 compared to the three months ended January 31, 2009 primarily due to improved sales execution in the United Kingdom, adoption of the Vx810 duet product offering for EuroPay, MasterCard, and Visa (“EMV”) and growth in certain Nordic countries. These increases were partially offset by an economic slowdown in Turkey and the Balkan countries impacting sales in those countries.

North America System Solutions net revenues for the three months ended January 31, 2010 increased $3.1 million or 4.4% compared to the three months ended January 31, 2009, primarily due to an increase in our Petroleum System Solutions revenues, partially offset by a decrease in our North America Financial revenues. The revenue increase in the Petroleum business was driven by PCI compliance, as more of our Petroleum customers began addressing the July 2010 PCI-PTS compliance deadlines. Our North America Financial business, which sells payment systems to small and medium sized businesses through ISOs and payment processors, was constrained overall due to persistent adverse economic conditions which have slowed retail store openings. For the same reason, our Multi-lane retail System Solutions net revenues were relatively flat compared to a year ago.

The weakened macroeconomic environment negatively impacted our net revenues in certain regions for the three months ended January 31, 2010. Although more recently there have been some signs of improvement in the functioning of financial markets and economic conditions, we are unable to predict the likely duration or extent of any such improvements in the U.S. and other countries. A further deterioration in economic conditions, particularly if persistent, would adversely impact our business, operating results, and financial condition.

Services Revenues

Services net revenues increased $7.2 million, or 25.6% for the three months ended January 31, 2010 compared to the three months ended January 31, 2009. International Services revenues increased $4.4 million, or 30.0%, primarily due to revenue growth in Brazil and Turkey. The increase in Services revenues in Brazil was primarily attributable to a growing installed base which led to increased demand for repair services and the appreciation of the Brazilian real against the U.S. dollar. The revenue increase in Turkey was predominately due to the increased demand for extended warranty services. North America Services revenues increased $2.9 million or 21.0%, largely attributable to the incremental Services revenues from Clear Channel Taxi Media (“CCTM”) which we acquired in December 2009.

Gross Profit

The following table shows the gross profit for System Solutions and Services (in thousands, except percentages):

	Three Months Ended January 31,
	Amount		Gross Profit Percentage
	2010	2009	2010	2009
Systems Solutions	$67,929	$57,730	36.1%	31.1%
Services	13,977	11,572	39.5%	41.1%

Total	$81,906	$69,302	36.7%	32.4%

System Solutions

Gross profit on System Solutions increased $10.2 million, or 17.7% for the three months ended January 31, 2010 compared to the three months ended January 31, 2009, primarily due to an increase in gross profit percentage. Gross profit on System Solutions represented 36.1% and 31.1% of System Solutions net revenues for the three months ended January 31, 2010 and 2009, respectively. The increase in gross profit and gross profit percentage was due principally to the non-recurrence of a $11.8 million charge for excess and obsolete inventory recorded in the three months ended January 31, 2009. Excluding this charge, we experienced a slight decline in our International and North American gross profit percentages for the three months ended January 31, 2010 compared to the three months ended January 31, 2009.

International gross profit percentage decreased modestly during the three months ended January 31, 2010 compared to the three months ended January 31, 2009 primarily as a result of increased pricing competition for wireless solutions. This decrease in gross profit percentage was partially offset by a shift in geographical mix towards developed countries which typically carry higher gross profit percentages compared to emerging market countries, and the introduction of our Vx810 duet product, which carries higher margins compared to products with previous generation solutions.

North America System Solutions gross profit percentage declined slightly during the three months ended January 31, 2010 compared to the three months ended January 31, 2009 primarily due to increased price competition in our wireless and high-end landline financial solutions and a shift in product mix toward lower margin products in our Petroleum business.

Corporate costs are comprised of non-cash acquisition charges, including amortization of purchased intangible assets, and other Corporate charges, including inventory obsolescence and scrap, rework, specific warranty provisions, non-standard freight and over-and-under absorption of materials management and supply chain engineering overhead. Since these costs are generally incurred on a company-wide basis, it is impractical to allocate them to either the North America or International segment. The decrease in Corporate costs for three months ended January 31, 2010 compared to the three months ended January 31, 2009 was primarily a result of a $12.2 million decrease in our excess and obsolescence provision and scrap. We recorded a $11.8 million excess and obsolescence provision in the three months ended January 31, 2009 due to changing demand experienced early in fiscal year 2009 as a result of the deteriorating macroeconomic environment.

Services

Gross profit on Services increased $2.4 million, or 20.8%, for the three months ended January 31, 2010 compared to the three months ended January 31, 2009 largely attributable to the $7.2 million increase in Services revenues partially offset by a slight decrease in gross margin percentages. Gross profit on Services represented 39.5% and 41.1% of Services net revenues, respectively, for the three months ended January 31, 2010 and 2009.

Research and Development Expenses

Research and development (“R&D”) expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended January 31,
	2010	2009	Net Change	Percentage Change
Research and development	$17,100	$17,872	$(772)	-4.3%
Percentage of net revenues	7.7%	8.4%

R&D expenses for the three months ended January 31, 2010, including the impact of changes in currency exchange rates, decreased $0.8 million or 4.3%, compared to the three months ended January 31, 2009. This decrease was primarily due to a $0.6 million reduction in restructuring expenses and a $0.4 million reduction in stock-based compensation partially offset by a $0.4 million increase in consulting services relating to the introduction of new products. Changes in foreign currency exchange rates had a $0.4 million unfavorable impact on R&D expenses during the three months ended January 31, 2010.

We expect R&D expenses, assuming a stable currency environment, to grow modestly in absolute amounts as we address business opportunities in certain markets where we believe economic growth and demand are relatively less affected by the global recession.

Sales and Marketing Expenses

Sales and marketing expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended January 31,
	2010	2009	Net Change	Percentage Change
Sales and marketing	$20,475	$19,407	$1,068	5.5%
Percentage of net revenues	9.2%	9.1%

Sales and marketing expenses for the three months ended January 31, 2010, including the impact of currency exchange rates, increased $1.1 million or 5.5%, compared to the three months ended January 31, 2009, primarily due to a $1.3 million increase in personnel costs and a $0.4 million increase in sales and marketing expenses (both due to programs to support International financial and worldwide vertical initiatives) and the incremental expenses as a result of the CCTM acquisition. These increases were partially offset by a $0.9 million decrease in restructuring expenses due to lower level of restructuring activities in the three months ended January 31, 2010. Changes in foreign currency exchange rates had a $0.6 million unfavorable impact on sales and marketing expenses in the three months ended January 31, 2010.

We expect sales and marketing expenses, assuming a stable currency environment, to grow modestly in absolute amounts as we address business opportunities in certain markets where we believe economic growth and demand are relatively less affected by the global recession.

General and Administrative Expenses

General and administrative expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended January 31,
	2010	2009	Net Change	Percentage Change
General and administrative	$20,481	$30,728	$(10,247)	-33.3%
Percentage of net revenues	9.2%	14.4%

General and administrative expenses for the three months of January 31, 2010, including the impact of changes in currency exchange rates, decreased $10.2 million, or 33.3%, compared to the three months ended January 31, 2009 primarily due to the non recurrence of the following charges incurred in the three months ended January 31, 2009, a $3.6 million stock-based compensation expense as a result of the voluntary surrender of certain option grants by an executive, $2.6 million of remediation related expenses following the independent investigation and the restatement of our 2007 interim financial results, and $1.9 million in litigation and legal settlement fees. The decrease in general and administrative expenses was also attributable to a $1.5 million reduction in tax accounting professional services due to our efforts to improve internal control over taxes by handling more tax functions through improved internal resources, and a $0.9 million reduction in bad debt expenses, largely due to improved collections in Brazil and China. Changes in foreign currency exchange rates had a $0.3 million unfavorable impact on general and administrative expenses in the three months ended January 31, 2010.

We expect general and administrative expenses, assuming a stable currency environment, to increase in absolute amounts as we expect higher legal expenses for the remainder of fiscal year 2010.

Impairment of Goodwill

Our review for potential indicators of impairment performed in the first quarter of fiscal year 2010 did not result in any impairment of goodwill in the three months ended January 31, 2010. As a result of the December 1, 2008 goodwill impairment test, we concluded that the carrying amount of our North America and Asia reporting units exceeded their implied fair values and recorded an estimated impairment charge of $178.3 million in the Corporate segment during the first quarter of fiscal year 2009 for these reporting units. The net carrying value of goodwill in the North America and International segments was reduced by $65.6 million and $112.7 million, respectively. We finalized the goodwill evaluation process and recorded a $2.7 million reduction to the estimated impairment charge during the second quarter of fiscal year 2009. The final impairment charge for the North America and Asia reporting units was $175.5 million for the fiscal year ended October 31, 2009. See Note 2. Goodwill and Purchased Intangible Assets for additional information.

Interest Expense

Interest expense decreased $1.7 million in the three months ended January 31, 2010 compared to the three months ended January 31, 2009 primarily attributable to lower effective interest rates on our Term-B loan as LIBOR rates declined substantially over the periods and a decrease in the outstanding balance of our 1.375% Senior Convertible Notes. We repurchased and extinguished $39.0 million in aggregate outstanding par value of the Notes in April and December 2009.

Interest Income

Interest income decreased $0.4 million in the three months ended January 31, 2010 compared to the same period of fiscal year 2009 primarily attributable to the lower effective interest rates during the three months ended January 31, 2010, partially offset by the impact of higher average cash balances.

Other Income (Expense), Net

Other income (expense) net decreased $6.0 million during the three months ended January 31, 2010 compared to the three months ended January 31, 2009 primarily due to several gains recorded in the first quarter of fiscal year 2009, including a $3.8 million foreign exchange gain as a result of the changes in the U.S. dollar value of a tax accrual denominated in Israeli shekels and a $0.9 million reversal of previously accrued non-deductible penalty and interest charges after we received an Israeli tax refund in the first quarter of fiscal year 2009.

Provision for Income Tax

We recorded an income tax provision of $19 thousand for the three months ended January 31, 2010 compared to an income tax benefit of $4.4 million for the three months ended January 31, 2009. The effective tax rate for the three months ended January 31, 2010 is lower than the U.S. statutory tax rate due to earnings in countries where we are taxed at lower rates compared to the U.S. federal and state statutory rates, utilization of previously unbenefitted US tax attributes and reversal of uncertain tax position liabilities as statutes of limitations expired. The income tax benefit for the three months ended January 31, 2009 is primarily related to discrete items, including a decrease in deferred tax liability due to goodwill impairment for GAAP purposes, offset by unfavorable tax provision impacts from an increase in the U.S. valuation allowance, and interest accruals associated with uncertain tax positions as well as benefit from additional interest expense with the adoption of the new accounting guidance relating to ASC 470-20.

As of January 31, 2010, we remain in a net deferred tax liability position. The realization of the deferred tax assets depends primarily on our ability to generate sufficient U.S. and foreign taxable income in future periods. We have determined that it is not more likely than not the deferred tax assets in the U.S. and certain foreign jurisdictions will be realized and as such we continue to record a full valuation allowance against these assets as of January 31, 2010. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters as we reevaluate the underlying basis for our estimates of future domestic and certain foreign taxable income.

We are currently under audit by the Internal Revenue Service (“IRS”) for our fiscal years 2003 to 2004. Although we believe we have correctly provided income taxes for the years subject to audit, the IRS may adopt different interpretations. We have not yet received any final determinations with respect to this audit although certain adjustments have been agreed with the IRS, none of which have a material impact to the current period income tax provision. Some of our subsidiaries are also under audit by the Israeli tax authorities for calendar years 2004 to 2006 and the Mexican and Philippine governments. With few exceptions, we are no longer subject to tax examination outside of the U.S. for periods prior to 2000.

We have recorded our uncertain tax position liability as a long-term liability as we do not expect significant payments to occur over the next 12 months. Our existing tax positions will continue to generate an increase in liabilities for uncertain tax benefits. We will continue to recognize interest and penalties related to income tax matters in income tax expense. The amount of unrecognized tax benefits could be reduced upon closure of tax examinations or if the statute of limitations on certain tax filings expires without assessment from the tax authorities. We believe that it is reasonably possible that there could be a reduction in unrecognized tax benefits due to statute of limitation expirations in multiple tax jurisdictions during the next 12 months of zero to $4.3 million. Interest and penalties accrued on these uncertain tax positions will also be released upon the expiration of statutes of limitations. We are currently renegotiating the terms and conditions with respect to the tax benefits under the Singapore Pioneer Tax Holiday provision for 2008 and subsequent years, including deferral or revision of certain of these conditions. We currently expect that we will continue to maintain our tax exempt status.

Segment Information

We operate in two business segments: North America and International. We define North America as the United States of America and Canada, and International as the other countries from which we derive revenues.

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

In fiscal year 2009, we revised the methodology for business segment operating income (loss) reporting. Local inventory obsolescence and scrap costs previously recorded in International and North America segments were reclassified to the Corporate segment. The following table sets forth net revenues and operating income (loss), as revised, for our segments (in thousands):

	Three Months Ended January 31,
	2010	2009	Net Change	Percentage Change
Net revenues
International	$133,787	$130,263	$3,524	2.7%
North America	89,820	83,900	5,920	7.1%
Corporate	(207)	(140)	(67)	nm (1)

Total net revenues	$223,400	$214,023	$9,377	4.4%

Operating income (loss)		(Revised)
International	$33,762	$34,534	$(772)	-2.2%
North America	27,558	27,924	(366)	-1.3%
Corporate	(41,962)	(245,291)	203,329	nm (1)

Total operating income (loss)	$19,358	$(182,833)	$202,191

(1)	nm – not meaningful

International Segment

International total net revenues increased $3.5 million, or 2.7%, for the three months ended January 31, 2010 as compared to the three months ended January 31, 2009 primarily due to a $4.4 million increase in Services net revenues partially offset by a $0.9 million decrease in System Solutions net revenues. See discussion under Results of Operations — Net Revenues.

The $0.8 million decrease in International operating income for the three months ended January 31, 2010 compared to the three months ended January 31, 2009 was mainly due to an increase in operating expenses partially offset by an increase in gross margin.

North America Segment

North America total net revenues increased $5.9 million, or 7.1%, for the three months ended January 31, 2010 compared to the three months ended January 31, 2009 primarily due to a $3.1 million increase in Systems Solutions net revenues and a $2.9 million increase in Services net revenues. See Results of Operations — Net Revenues.

The decrease in North America operating income for the three months ended January 31, 2010 compared to the three months ended January 31, 2009 was mainly due to an increase in operating expenses partially offset by increase in gross margin.

Corporate Segment

Corporate operating loss decreased $203.3 million for the three months ended January 31, 2010 compared to the three months ended January 31, 2009, primarily due to a $178.3 million reduction in goodwill impairment charges, a $12.2 million decrease in excess and obsolescence and scrap charges as a result of the early fiscal year 2009 deteriorating macroeconomic environment, a $3.9 million decrease in stock-based compensation primarily due to voluntary surrender of certain option grants by an executive in the three months ended January 31, 2009, a

$2.6 million decrease in remediation related expenses following the independent investigation and the restatement of our 2007 interim financial results, a $2.2 million decrease in restructuring charges, a $1.5 million reduction in tax accounting professional services due to more tax functions handled by in-house personnel, and a $1.4 million reduction in amortization of purchased intangible assets. These decreases were partially offset by a $1.3 million increase in product situation warranty reserves.

Liquidity and Capital Resources

	Three Months Ended January 31,
	2010	2009
Net cash provided by (used in):
Operating activities	$54,109	$7,099
Investing activities	(1,264)	(5,493)
Financing activities	(2,175)	(1,418)
Effect of exchange rate fluctuations on cash and cash equivalents	(1,049)	(2,273)

Net increase (decrease) in cash and cash equivalents	$49,621	$(2,085)

Our primary liquidity and capital resource needs are to service our debt, finance working capital, and to make capital expenditures and investments. At January 31, 2010, our primary sources of liquidity were cash and cash equivalents of $374.6 million as well as $25.0 million available to us under our revolving credit facility.

We believe that we have the financial resources to meet our business requirements for the next twelve months, including capital expenditures, working capital requirements, and future strategic investments, and to comply with our financial covenants.

Operating Activities

Net cash flow from operating activities was $54.1 million for the three months ended January 31, 2010.

Cash provided by operations before changes in working capital amounted to $34.3 million for the three months ended January 31, 2010 and consisted of $10.6 million of net income adjusted for $23.7 million of non-cash items consisting primarily of depreciation and amortization, stock-based compensation expense, and non-cash interest expense.

Changes in working capital resulted in a $19.8 million increase in cash and cash equivalents during the three months ended January 31, 2010. The main drivers of this increase were as follows:

•

A $16.4 million decrease in accounts receivable mainly due to the timing of billings and better cash collections. Relative to the prior quarter, we had a higher proportion of shipments in the early part of the fiscal quarter ended January 31, 2010 which enabled us to collect our accounts receivable within the same quarter.

•

A $13.8 million increase in accounts payable and accrued expenses and other liabilities mainly due to a $7.5 million accrual for advances against purchases and a $7.6 million increase in customer deposits received. These increases were partially offset by a $1.9 million reduction in VAT payable.

Partially offset by:

•	An $11.4 million increase in prepaid and other assets mainly due to a $7.5 million increase in advances against purchases and a $2.6 million increase in prepaid income taxes.

Investing Activities

Net cash used in investing activities was $1.3 million in the three months ended January 31, 2010, and primarily consisted of $1.9 million of purchases of property, plant and equipment and $0.7 million of capitalized software development costs, partially offset by $1.4 million of proceeds from sales of property, plant and equipment.

Financing Activities

Net cash used in financing activities was $2.2 million in the three months ended January 31, 2010 primarily consisting of a $6.1 million repayment of debt partially offset by $2.7 million of proceeds from the exercise of stock options and a $1.2 million tax benefit from stock-based awards. The $6.1 million repayment of debt included $4.8 million used to repurchase a portion of our outstanding 1.375% Senior Convertible Notes and $1.3 million of Term B loan repayments.

Contractual Obligations

The following table summarizes our contractual obligations as of January 31, 2010 (in thousands):

	For the Fiscal Years Ending October 31,
	2010 (2)	2011	2012	2013	2014	Thereafter	Total
Term B Loan (including interest) (1)	$8,813	$11,638	$11,504	$217,584	$—	$—	$249,539
Senior convertible notes (including interest)	1,917	3,812	281,062	—	—	—	286,791
Capital lease obligations	105	141	53	—	—	—	299
Operating leases (3)	28,002	31,532	14,313	5,671	3,300	3,447	86,265
Minimum purchase obligations	83,847	5,187	—	—	—	—	89,034

	$122,684	$52,310	$306,932	$223,255	$3,300	$3,447	$711,928

(1)	Interest in the above table has been calculated using the rate in effect at January 31, 2010.

(2)	The 2010 balances represent the obligations for the remaining 9 months of fiscal year 2010.

(3)	Includes $52.2 million of operating lease commitments as a result of the acquisition of CCTM.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K, consist of forward foreign currency agreements described under Quantitative and Qualitative Disclosures about Market Risk. See Item 3.

Recent Accounting Pronouncements

Information with respect to our recent accounting pronouncements may be found in Note 1. Principles of Consolidation and Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which section is incorporated herein by reference.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

There were no significant changes to our critical accounting policies during the three months ended January 31, 2010. For information about critical accounting policies, see Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009.

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

Interest Rates

We are exposed to interest rate risk related to our borrowings under the credit agreement we entered into on October 31, 2006. These borrowings generally bear interest based upon the one or three-month LIBOR rate. As of January 31, 2010, a 50 basis point increase in interest rates on our borrowings subject to variable interest rate fluctuations would increase our interest expense by approximately $1.1 million annually. We generally invest most of our cash in overnight and short-term instruments, which would earn more interest income if market interest rates rise and less interest income if market interest rates fall.

Foreign Currency Risk

A majority of our sales are made to customers outside the United States. A substantial portion of the net revenues we generate from such sales is denominated in currencies other than the U.S. dollar. Additionally, portions of our cost of net revenues and other operating expenses are incurred by our international operations and are denominated in local currencies. For consolidated reporting, revenue and expenses denominated in non-US currencies are translated to US dollars at average currency exchange rates for the period (“P&L Exposures”). Thus, even if foreign currency results were stable, fluctuating currency rates produce volatile reported results. We have made limited efforts to mitigate P&L Exposures by hedging with currency derivatives. As of January 31, 2010, we have no foreign exchange forward contracts designated as a cash flow hedges pursuant to ASC 815.

We may in the future use foreign exchange forward or option contracts to hedge P&L Exposures, depending upon the risks of the exposures, the costs of hedging, and other considerations. However, hedges of P&L Exposures will only mitigate a portion of our risk and only for a short period. We will remain subject to the currency risk of P&L Exposures.

The balance sheets of our U.S. and international businesses have monetary assets and liabilities denominated in currencies other than the primary currency of such business (“Balance Sheet Exposures”), such as Canadian dollar receivables held by our U.S. business, or U.S. dollar payables of our U.K. business. As exchange rates fluctuate, Balance Sheet Exposures generate foreign currency transaction gains and losses, which are included in other income (expense), net in the Condensed Consolidated Statements of Operations.

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

Our outstanding foreign exchange forward contracts as of January 31, 2010 are presented in the table below. All forward contracts are representative of the expected payments to be made under these instruments. The fair market value of the contracts represents the difference between the spot currency rate at January 31, 2010 and the contracted rate. All of these forward contracts mature within 35 days of January 31, 2010 (in thousands):

	Currency	Local Currency Contract Amount	Currency	Contracted Amount	Fair Market Value at January 31, 2010
Contracts to buy U.S. dollar
Brazilian real	BRL	(11,500)	USD	6,206	$27
Canadian dollar	CAD	(9,500)	USD	8,906	(7)
Chinese yuan	CNY	(75,000)	USD	10,991	(22)
Euro	EUR	(15,500)	USD	21,781	2
Indian rupee	INR	(200,000)	USD	4,298	(16)
Mexican peso	MXN	(45,000)	USD	3,469	(3)

					$(19)
Contracts to sell U.S. dollar
Australian dollar	AUD	4,000	USD	(3,578)	$—
Israeli shekel	ILS	11,000	USD	(2,948)	—

					$—

					$(19)

As of January 31, 2010, our Balance Sheet Exposures amounted to $66.8 million and were partially offset by forward contracts with a notional amount of $62.2 million. Based on our net exposures as of January 31, 2010, a 10% movement in currency rates would result in a gain or loss of $0.5 million.

Hedging of our Balance Sheet Exposures may not always be effective to protect us against currency exchange rate fluctuations, particularly in the event of imprecise forecasts of non-U.S. denominated assets and liabilities. In addition, at times we have not fully hedged our Balance Sheet Exposures, leaving us at risk to foreign exchange gains and losses on the un-hedged amounts. Furthermore, historically we have not hedged our P&L Exposures. Accordingly, if there were an adverse movement in exchange rates, we might suffer significant losses. For instance, for the three months ended January 31, 2010 and 2009, we recorded $0.8 million of net foreign exchange losses and $3.4 million in net foreign exchange gains, respectively, despite our hedging activities.

Equity Price Risk

In June 2007, we sold $316.2 million aggregate principal amount of 1.375% Senior Convertible Notes due 2012 (the “Notes”) which may be converted prior to maturity into cash and shares of our common stock upon the occurrence of certain events. In April 2009, we repurchased and extinguished $33.5 million par value of our outstanding Notes. In December 2009, we repurchased and extinguished an additional $5.5 million par value of our outstanding Notes. As of January 31, 2010, the remaining par value of the Notes was $277.2 million. The conversion price of the Notes at issuance was approximately $44.02 per share. Upon conversion, we would pay the holder the cash value of the applicable number of shares of our common stock, up to the principal amount of the Notes. Amounts in excess of the principal amount, if any, would be paid in our common stock. Concurrently with the issuance of the Notes, we entered into note hedge transactions to reduce the financial impact from the conversion of the Notes and to mitigate any negative effect such conversion may have on the price of our common stock. We entered into the note hedge transactions with Lehman Brothers OTC Derivatives (“Lehman Derivatives”) and JP Morgan Chase Bank National Association, London Branch whereby we purchased options to purchase approximately 7.2 million shares of our common stock at a price of $44.02 per share and sold warrants to the same counterparties whereby they have the option to purchase 7.2 million shares of our common stock at a price of approximately $62.36.

The filing by Lehman Brothers of a voluntary Chapter 11 bankruptcy petition in September 2008 constituted an “event of default” under the note hedge transactions with Lehman Derivatives. On September 21, 2008, we delivered a notice of termination to Lehman Derivatives to cancel 3.6 million options we purchased.

Following the termination of the note hedge transaction with Lehman Derivatives as described above, as of January 31, 2010, we held an option to purchase up to 3.6 million shares of our common stock at $44.02, and have outstanding warrants for 7.2 million shares of our common stock at $62.36. Therefore, there is no impact if the share price of our common stock is below $44.02. For every $1 increase in the share price of our common stock from $44.02 up to $62.36, we expect to issue the equivalent of $3.6 million in shares of our common stock (at the relevant share price). For every $1 increase in the share price of our common stock above $62.36, we will be required to issue the equivalent of $7.2 million in shares of our common stock.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of January 31, 2010.

Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Chief Financial Officer), our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2010, in light of the material weakness described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management’s assessment identified the following material weakness in our internal control over financial reporting as of January 31, 2010.

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

As a result of the identified material weaknesses, our management concluded that, as of January 31, 2010, our internal control over financial reporting was not effective.

Changes in Internal Controls and Procedures

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to implement our remediation plan for the material weakness in the design and operating effectiveness of controls related to income taxes as described under Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009. We believe we will complete the required remedial actions for the material weakness in fiscal year 2010. The material costs associated with the above remedial actions include ongoing compensation expenses for the expanded tax department and engagement fees for third party tax consulting firms to assist with the design and implementation and testing of the new processes and controls.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information with respect to this Item may be found in Note 12. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements in this Form 10-Q, which is incorporated into this Item 1 by reference.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

Our internal processes and controls and our disclosure controls have been inadequate; if the processes and controls we have implemented and continue to implement are inadequate, we may not be able to comply with our financial statement certification requirements under applicable SEC rules, or prevent future errors in our financial reporting.

As described under Item 4. Controls and Procedures in this Form 10-Q and under Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009, our internal processes and controls continue to be ineffective because of a material weakness in control activities related to income taxes. This material weakness and other material weaknesses in our internal control over financial reporting contributed to our need to restate previously reported interim financial information for each of the first three quarters of our fiscal year ended October 31, 2007, and to the delays in the filing of our Annual Report on Form 10-K for fiscal year 2007. We also were unable to file our quarterly reports on Form 10-Q for our fiscal quarters ended January 31, 2008 and April 30, 2008 on a timely basis. We have implemented and intend to continue to implement a number of additional and enhanced processes and controls to improve our internal control over financial reporting.

As of January 31, 2010, we have not yet remediated our material weakness in control activities related to income taxes. If we are unsuccessful in adequately implementing improved controls, we may be unable to comply with Exchange Act Rules 13a-15 and 15d-15, which specify the processes and controls that public companies are required to have in place, and we may be unable to provide the executive certificates required by Exchange Act Rules 13a-15 and 15d-15 in our quarterly and annual reports. Even if we implement improved controls, these controls may not be sufficient to detect or prevent future errors in financial reporting. We have devoted additional resources to our financial control and reporting requirements, including hiring additional qualified employees in these areas. We expect to hire additional employees and may also engage additional consultants in these areas. Competition for qualified financial control and accounting professionals in the geographic areas in which we operate is keen and there can be no assurance that we will be able to hire and retain these individuals.

If current weakened macroeconomic conditions persist or worsen, our business and results of operations could be further adversely affected.

Since the latter half of 2008, the U.S. and international economy and financial markets have experienced significant slowdown and volatility due to uncertainties related to availability of credit, difficulties in the banking and financial services sectors, softness in the housing, retail and consumer markets, energy prices, severely diminished market liquidity, geopolitical conflicts, falling consumer confidence and rising unemployment rates. This slowdown could lead to reduced demand for our products if customers delay or reduce deployment of electronic payment systems, which in turn would reduce our revenues and adversely affect our business, financial condition and results of operations. In particular, the slowdown and volatility in the global markets have resulted in softer demand in the financial and retail sectors, pricing pressures and more conservative purchasing decisions by customers, including a tendency toward lower-priced products and lower volume of purchases, which could negatively impact our revenues, gross margins and results of operations. In some countries where we do business, the weakened economy has lead to economic instability which has negatively affected sales, an example of which is decreased purchasing power due to currency devaluations. In addition to a reduction in sales, our profitability may decrease during downturns because we may not be able to reduce costs at the same rate as our sales decline. Given the current unfavorable economic environment, our customers may have difficulties obtaining capital at adequate or historical levels to finance their ongoing business and operations, which could reduce their purchases of our system solutions and impair their ability to make timely payments to us.

We are unable to predict the likely duration and severity of the current weakened economic conditions in the U.S. and other countries and such conditions, if they persist or worsen, will further adversely impact our business, operating results, and financial condition. While some markets have shown signs of improvement and we have experienced modest sequential growth in revenues and earnings in recent quarters, we cannot predict whether such improvements or growth will continue and any future decline in global conditions could negatively impact our business, operating results and financial condition. Continued volatility in market conditions make it difficult to forecast earnings and if we fail to meet our financial guidance or the expectations of investment analysts or investors in any period, the market price of our common stock could decline.

We depend on a limited number of customers, including distributors and resellers, for a large percentage of our System Solutions sales. If we do not effectively manage our relationships with them, our net revenues and operating results will suffer.

A significant percentage of our net revenues are attributable to a limited number of customers, including distributors and ISOs. For the fiscal quarter ended January 31, 2010, our ten largest customers accounted for approximately 30.4% of our net revenues. Although no individual customer accounted for more than 10% of net revenues in the fiscal quarter ended January 31, 2010, three customers accounted for approximately 19.0% of our net revenues in that period. If any of our large customers significantly reduces or delays purchases from us or if we are required to sell products to them at reduced prices or on other terms less favorable to us, our revenues and income could be materially adversely affected.

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

In addition, orders from our distributors and resellers are dependent upon their sales volumes and inventory management decisions. In response to the global economic downturn a number of distributors and resellers have experienced weakened demand and slower sales. In particular, in recent months some of these distributors and resellers have reported increased channel inventory of our products, which may lead such distributors and resellers to decrease or defer orders of our products. Declines or deferral of orders could materially adversely affect our revenues, operating results and cash flows.

A majority of our net revenues is generated outside of the United States and we intend to continue to expand our operations internationally. Our results of operations could suffer if we are unable to manage our international expansion and operations effectively.

During the fiscal quarters ended January 31, 2010 and 2009, approximately 63.4% and 64.9%, respectively, of our net revenues were generated outside of the United States. We expect our percentage of net revenues generated outside of the United States to increase over time, although volatility in individual markets may result in slower international growth in certain periods. Part of our strategy is to expand our penetration in existing foreign markets and to enter new foreign markets and in particular to enter new emerging markets. Our ability to penetrate some international markets may be limited due to different technical standards, protocols or product requirements. Expansion of our international business will require significant management attention and financial resources. Our international net revenues will depend on our continued success in the following areas:

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

Many of these factors typically become more prevalent during periods of economic stress; therefore, current global economic differences may exacerbate certain of these risks. For example, we are subject to foreign currency risk and economic and political instability which can lead to significant and unpredictable volatility in currency rates, including significant currency devaluations, which may negatively impact our revenues, gross margins, results of operations and financial position. Although we engage in some hedging of our foreign currency exposures, we do not hedge all such exposures and our hedging arrangements may not always be effective. See Foreign Currency Risk under Item 3. Quantitative and Qualitative Disclosures About Market Risk in this Form 10-Q. In addition, compliance with foreign and U.S. laws and regulations that are applicable to our international operations is complex and may increase our cost of doing business in international jurisdictions and our international operations could expose us to fines and penalties if we fail to comply with these regulations. These laws and regulations include import and export requirements, exchange control regulations, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials. Although we have implemented policies and procedures designed to ensure compliance with these laws, there can be no assurance that our employees, contractors, and agents will not take actions in violation of our policies, particularly as we expand our operations through organic growth and acquisitions. For example, two of our Brazilian subsidiaries that were acquired as a part of the Lipman acquisition have been notified of assessments regarding Brazilian customs penalties that relate to alleged infractions in the importation of goods. See Part II Item 1. Legal Proceedings of this Form 10-Q. Defending such assessments can be costly and divert management time. Any such violations could subject us to civil or criminal penalties, including the imposition of substantial fines and interest or prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our reputation, our brand, our international expansion efforts, our business, and negatively impact our operating results. In addition, if we fail to address the challenges and risks associated with international expansion and acquisition strategy, we may encounter difficulties implementing our strategy, which could impede our growth or harm our operating results.

Our solutions may have defects that could delay sales and collection of receivables, increase costs and result in claims against us.

We offer complex solutions that are susceptible to undetected hardware and software errors or failures. Solutions may experience failures when first introduced, as new versions are released, or at any time during their lifecycle. Defects may also arise from third party components that we incorporate into our products, such as hardware modules, chipsets or battery cells. Any product recalls as a result of errors or failures could result in the loss of or delays in market acceptance of our solutions, adversely affect our business and reputation and increase our product costs which could negatively impact our margins, profitability and results of operations. Any significant returns or warranty claims for any of our products could result in significant additional costs to us and could adversely affect our results of operations. Our customers may also run third-party software applications on our electronic payment systems. Errors in third-party applications could adversely affect the performance of our solutions.

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

During some fiscal quarters, a significant percentage of our business is executed towards the end of the fiscal quarters. This could negatively impact our business and results of operations.

Revenues recognized in our fiscal quarters can be back-end loaded. This means that during a particular fiscal quarter the timing of orders could be such that a substantial portion of sales orders are received, product is shipped, and revenue is recognized towards the end of the fiscal quarter. This back-end loading, particularly if it becomes more pronounced, could adversely affect our business and results of operations due to a number of factors including the following:

•

the manufacturing processes at our third party contract manufacturers could become concentrated in a shorter time period. This concentration of manufacturing could increase manufacturing costs, such as costs associated with the expediting of orders, and negatively impact gross margins. The risk of higher levels of obsolete or excess inventory write-offs would also increase if we were to hold higher inventory levels to counteract this effect;

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

We depend upon third parties to manufacture our systems and to supply the components necessary to manufacture our products.

We utilize a limited number of third parties to manufacture our hardware products pursuant to our specifications and rely upon these contract manufacturers to produce and deliver products to our customers on a timely basis and at an acceptable cost. Further, a majority of these third party manufacturing activities are concentrated in China. Disruptions to the business or operations of these contract manufacturers, or to their ability to produce the products we require in accordance with our and our customers’ requirements, and particularly disruptions to the manufacturing operations in China, could significantly affect our ability to fulfill customer demand on a timely basis which could materially harm our revenues and results of operations. During the fiscal quarter ended January 31, 2010, we shifted additional manufacturing activity to our contract manufacturer’s facility in Israel, which increases our dependency on our third party contract manufacturers and could exacerbate these risks, including the risk of disruptions related to our ability and the ability of our contract manufacturers to effectively accommodate the shift in production.

Components such as application specific integrated circuits, or ASICs, payment processors, wireless modules, modems and printer mechanisms that are necessary to manufacture and assemble our systems are sourced either directly by us or on our behalf by our contract manufacturers from a variety of component suppliers selected by us. Certain of the components are specifically customized for use in our products and are obtained from sole source suppliers on a purchase order basis. In recent periods, we have experienced a tightening in availability of certain semiconductor commodities that are necessary for the manufacture of our products. If our suppliers are unable or unwilling to deliver the quantities that we require, we would be faced with a shortage of critical components. We also experience from time to time an increase in the lead time for delivery of some of our key components. We may not be able to find alternative sources in a timely manner if suppliers of our key components become unwilling or unable to provide us with adequate supplies of these key components when we need them or if they increase their prices. If we are unable to obtain sufficient key required components, or to develop alternative sources if and as required in the future, or to replace our component and factory tooling for our products in a timely manner if they are damaged or destroyed, we could experience delays or reductions in product shipments. This could harm our relationships with our customers and cause our revenues to decline. Even if we are able to secure alternative sources or replace our tooling in a timely manner, our costs could increase.

The government tax benefits that our subsidiaries have previously received or currently receive require them to meet several conditions and may be terminated or reduced in the future, which could require us to pay increased taxes or refund tax benefits received in the past.

Israel

Our principal subsidiary in Israel (formerly Lipman) previously received tax benefits under Israeli law for capital investments that are designated as “Approved Enterprises.” We received such tax benefits of approximately $0.4 million in 2009 and $8.0 million in 2008. Due to our restructuring and contract manufacturing arrangements entered into in fiscal 2010 we will no longer meet the requirements necessary to maintain the tax benefit status in Israel. Effective beginning November 1, 2009, we will be taxed at the full statutory rate in Israel and no future tax benefit will be recorded. Our principal subsidiary in Israel has undistributed earnings of approximately $179.2 million, the vast majority of which are attributable to Lipman’s historic Approved Enterprise programs. As such, these earnings were not subject to Israeli statutory corporate tax at the time they were generated. To the extent that these earnings are distributed to the United States in the future, our Israeli subsidiary would be required to pay corporate tax at the rate ordinarily applicable to such earnings, currently between 12.5% and 36.25% which includes the withholding tax between the U.S. and Israel. We have accrued approximately $48.7 million for taxes associated with potential future distributions of our Israeli subsidiary’s approximately $179.2 million in earnings.

Singapore

Our principal subsidiary in Singapore has received tax benefits under the Singapore Pioneer Tax Holiday provision. We received such tax benefits of approximately $4.1 million in 2009 and $1.2 million in 2008. To maintain our eligibility for these benefits, we must meet certain agreed conditions, including maintaining agreed levels of Singapore employees and incurring and documenting total local business spend levels as agreed with the Singapore Economic Development Board. We are currently renegotiating terms and conditions for 2008 and subsequent years, including deferral or revision of certain of these conditions. Although we expect to maintain our tax exempt status, if we are not able to achieve or maintain employment levels and total local business spend levels acceptable to the Singapore Economic Development Board, then all income in Singapore could be taxed at the statutory rate of 17% instead of the agreed Pioneer Tax Holiday rate of 0%, which would adversely affect our results of operations and cash flows.

We have significant operations in Israel and therefore our results of operations may be adversely affected by political or economic instability or military operations in or around Israel.

We have offices and personnel in Israel. In addition, a number of our products are manufactured by our contract manufacturer in facilities located in Israel and many of our suppliers are located in Israel. Therefore, political, economic, and military conditions in Israel directly affect our operations. The future of peace efforts between Israel and its Arab neighbors remains uncertain. Any armed conflicts or further political instability in the region is likely to negatively affect business conditions and materially harm our results of operations. Furthermore, several countries continue to restrict or ban business with Israel and Israeli companies. These restrictive laws and policies may seriously limit our ability to make sales in those countries.

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

We depend on our contract manufacturing facility in Israel. If operations at these facilities are interrupted for any reason, there could be a material adverse effect on our results of operations.

We recently transferred the manufacture of NURIT products from an in-house facility to a contract manufacturer with operations in Israel, which manufactures products and warehouses components and finished goods inventories. Disruption of the manufacturing process of our contract manufacturer or damage to their facility, whether as a result of fire, natural disaster, act of war, terrorist attack, or otherwise, could materially affect our ability to deliver products on a timely basis and could materially adversely affect our results of operations. We also assemble some of our products in Brazil. To the extent products are manufactured by third parties in additional countries, we may become more dependent on third-party manufacturers to produce and deliver products sold in these markets on a timely basis and at an acceptable cost.

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

We have experienced rapid growth in recent years in our operations, both internally and from acquisitions. We cannot be sure that we have made adequate allowances for the costs and risks associated with our expansion, or that our systems, procedures, and managerial controls will be adequate to support further expansion in our operations. Any delay in implementing, or transitioning to, new or enhanced systems, procedures, or controls to accommodate the requirements of our business and operations and to effectively integrate acquired operations may adversely affect our ability to manage our product inventory and record and report financial and management information on a timely and accurate basis. If we are unable to successfully manage expansion, our results of operations may be adversely affected.

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

We expect our revenues and operating results to vary from quarter to quarter. As a consequence, our operating results in any single quarter may not meet the expectations of securities analysts and investors, which could cause the price of our common stock to decline. Factors that may affect our operating results include:

•	the type, timing, and size of orders and shipments;

•	demand for and acceptance of our new product offerings;

•	customers’ willingness to maintain inventories and/or increased overall channel inventories held by customers in a particular quarter;

•	delays in the implementation and delivery of our products and services, which may impact the timing of our recognition of revenues;

•	variations in product mix and cost during any period;

•	development of new relationships and penetration of new markets and maintenance and enhancement of existing relationships with customers and strategic partners;

•	component supply, manufacturing, or distribution difficulties;

•	deferral of customer contracts in anticipation of product or service enhancements;

•	timing of commencement, implementation, or completion of major implementation projects;

•	timing of governmental, statutory and industry association requirements;

•	the relative mix of North America and International net revenues;

•	fluctuations in currency exchange rates;

•	the fixed nature of many of our expenses; and

•	industry and economic conditions, including competitive pressures and inventory obsolescence.

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

We are currently a party in several litigation proceedings. For example, in connection with the restatements of our historical interim financial statements for fiscal year 2007, a number of securities class action complaints were filed against us and certain of our officers, and purported derivative actions have also been filed against certain of our current and former directors and officers. For a description of our material pending litigation, please see Part II Item 1. Legal Proceedings of this Form 10-Q.

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

We are subject to the risk of additional litigation and regulatory proceedings or actions in connection with the restatement. We have responded to inquiries and provided information and documents related to the restatement to the SEC, the U.S. Department of Justice, the New York Stock Exchange, and the Chicago Board Options Exchange. We were the subject of a Wells Notice from the SEC stating that the Staff intends to recommend that the SEC bring a civil injunctive action against us, alleging violations of the federal securities laws arising from the restatement. See additional discussion under Part II Item 1. Legal Proceedings of this Form 10-Q. Although we recently settled this matter with the SEC, additional regulatory inquiries may also be commenced by other U.S. federal, state or foreign regulatory agencies. In addition, we may in the future be subject to additional litigation or other proceedings or actions arising in relation to the restatement of our historical interim financial statements. Litigation and any potential regulatory proceeding or action may be time consuming, expensive and distracting from the conduct of our business. The adverse resolution of any specific lawsuit or any potential regulatory proceeding or action could have a material adverse effect on our business, financial condition, and results of operations.

These litigation proceedings could result in substantial additional costs and expenses and adversely affect our cash flows, and may adversely affect our business, financial condition, and results of operations. For example, we have incurred substantial expenses for legal, accounting, tax and other professional services in connection with the investigation by the audit committee of our board of directors, our internal review of our historical financial statements, the preparation of the restated financial statements, inquiries from government agencies, the related litigation, the amendments to our credit agreement as a result of our failure to timely file our Exchange Act reports with the SEC and other current litigation matters. We expect to continue to incur significant expenses in connection with these matters. Many members of our senior management team and our

Board of Directors have been and will be required to devote a significant amount of time to the litigation related to the restatement. In addition, certain of these individuals are named defendants in the litigation related to the restatement. Defending these actions may require significant time and attention from them. If our senior management is unable to devote sufficient time in the future developing and pursuing our strategic business initiatives and running ongoing business operations, there may be a material adverse effect on our business, financial condition and results of operations.

We may be subject to additional impairment charges due to potential declines in the fair value of our assets.

As a result of our acquisitions, particularly that of Lipman in November 2006, we have recorded significant goodwill and intangible assets on our balance sheet. We test goodwill and intangible assets for impairment on a periodic basis as required, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The events or changes that could require us to test our goodwill and intangible assets for impairment include a reduction in our stock price and market capitalization and changes in our estimated future cash flows, as well as changes in rates of growth in our industry or in any of our reporting units. In the fourth quarter of 2008, we recorded an impairment charge of $289.1 million for goodwill and developed technology intangible assets due to lower revenue expectations in light of current operating performance and future operating expectations. During the first fiscal quarter of 2009, we concluded that the carrying amount of the North America and Asia reporting units exceeded their implied fair values and recorded an estimated impairment charge of $178.3 million. We finalized the goodwill evaluation process and recorded a $2.7 million reduction of impairment charge during the second quarter of fiscal year 2009. The final goodwill impairment charge was $175.5 million as of April 30, 2009. We have not recorded any further impairment charges since the quarter ended April 30, 2009.

We will continue to evaluate the carrying value of our remaining goodwill and intangible assets and if we determine in the future that there is a potential further impairment in any of our reporting units, we may be required to record additional charges to earnings which could materially adversely affect our financial results and could also materially adversely affect our business. The process of evaluating the potential impairment of goodwill and intangible assets is subjective and requires significant judgment at many points during the analysis and includes estimates of our future cash flows attributable to a reporting unit or asset over its estimated remaining useful life. Any changes in our estimates, such as our estimates of the future cash flows attributable to a reporting unit or asset, or a longer or more significant decline in our market capitalization or the macroeconomic environment, could require us to record additional impairment charges which could materially adversely affect our financial results. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2. Goodwill and Purchased Intangible Assets in the Notes to the Condensed Consolidated Financial Statements for additional information related to impairment of goodwill and intangible assets.

Our North American and International operations are not equally profitable, which may promote volatility in our earnings and may adversely impact future growth in our earnings.

Our International sales of System Solutions have tended to carry lower average selling prices and therefore have lower gross margins than our sales in North America. As a result, if we successfully execute plans to expand our International sales, any improvement in our results of operations will likely not be as favorable as an expansion of similar magnitude in the United States and Canada. In addition, we are unable to predict for any future period our proportion of revenues that will result from International sales versus sales in North America. Variations in this proportion from period to period may lead to volatility in our results of operations which, in turn, may depress the trading price of our common stock.

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

The accumulation of excess or obsolete inventory has in the past resulted in and may in future periods result in price reductions and inventory write-downs and scrap, which could adversely affect our business, results of operations and financial condition. For example, for the fiscal year ended October 31, 2009, we incurred costs for obsolete inventory, scrap, and purchase commitments for excess components at contract manufacturers of $23.0 million due to changing demand we experienced in fiscal year 2009 as a result of the severe deterioration in the macroeconomic environment. See also Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

If we do not accurately forecast customer demand and effectively manage our product mix and inventory levels, we may lose sales from having too few or the wrong mix of products or incur costs associated with excess inventory.

If we improperly forecast demand for our products we could end up with too many products and be unable to sell the excess inventory in a timely manner, if at all, or, alternatively we could end up with too few products and not be able to satisfy demand. This problem is exacerbated because our attempt to closely match inventory levels with product demand leaving limited margin for error, and we generally receive a significant volume of customer orders towards the end of each fiscal quarter which leaves us little room to adjust inventory mix to match demand. Also, during the transition from an existing product to a new replacement product, we must accurately predict the demand for the existing and the new product. Our inability to properly manage our inventory levels could cause us to incur increased expenses associated with writing off excessive or obsolete inventory or lose sales or have to ship products by air freight to meet immediate demand incurring incremental freight costs above sea freight costs, a preferred method, and suffering a corresponding decline in gross margins. If we do not accurately predict demand, we could also incur increased expenses associated with binding commitments to certain third party contract manufacturers which would negatively impact our gross margins and operating results. See Note 12. Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q. During times of economic uncertainty, such as that of the current global economic environment, it becomes more difficult to accurately forecast demand and manage our inventory levels. Deteriorating market conditions have in the past and can in future periods cause us to incur additional costs associated with excess and obsolete inventory, scrap and excess inventory held by our contract manufacturers. For example, we incurred approximately $23.0 million of such costs for the fiscal year ended October 31, 2009.

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

We have received, and have currently pending, third-party claims and may receive additional notices of such claims of infringement in the future. Infringement claims may cause us to incur significant costs in defending those claims or to settle claims to avoid costly or protracted litigation even if we deem those claims to be without merit. For example, in September 2007, SPA Syspatronic AG commenced an infringement action against us and others and in March 2008, Cardsoft, Inc. and Cardsoft (Assignment for the Benefit of Creditors), LLC commenced an infringement action against us and others. Infringement claims are expensive and time consuming to defend, regardless of the merits or ultimate outcome. Similar claims may result in additional protracted and costly litigation. There can be no assurance that we will continue to prevail in any such actions or that any license required under any such patent or other intellectual property would be made available on commercially acceptable terms, if at all. See Note 12. Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q.

We face litigation and tax assessment risks that could force us to incur substantial defense costs and could result in damages awards against us that would negatively impact our business.

As described in Note 12. Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q, there are a number of pending litigation and tax assessment matters each of which may be time-consuming to resolve, expensive to defend, and disruptive to normal business operations. The outcome of litigation and tax assessments is inherently difficult to predict. An unfavorable resolution of any specific lawsuit or tax assessment could have a material adverse effect on our business, results of operations and financial condition.

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

During the last several fiscal years, we implemented work force reduction plans reducing the number of employees and contractors in certain areas due to redundancies and shifting business needs. These reductions have also required that we reassign certain employee duties. Workforce reductions and job reassignments could negatively affect employee morale, and make it difficult to motivate and retain our remaining employees and contractors, which would affect our ability to deliver our products in a timely fashion and otherwise negatively affect our business.

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

Our worldwide operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, health epidemics and other natural or manmade disasters or business interruptions. The occurrence of any of these business disruptions could seriously harm our revenue and financial condition and increase our costs and expenses. Our corporate headquarters, and a portion of our research and development activities, are located in California, and other critical business operations and some of our suppliers are located in California and Asia, near major earthquake faults. Certain key servers and information systems are located in Florida, which has in the past experienced major hurricanes and similar extreme weather. Although our office facilities have not been impacted by the flooding, power outages or other effects of such storm systems, any disruption of our Florida operations could materially affect our operations and harm our business. If our manufacturers’ or warehousing facilities are disrupted or destroyed, we would be unable to distribute our products on a timely basis, which could harm our business. Moreover, if our computer information systems or communication systems, or those of our vendors or customers, are subject to hacker attacks or other disruptions, our business could suffer. We have not established a comprehensive disaster recovery plan. Our back-up operations may be inadequate and our business interruption insurance may not be enough to compensate us for any losses that may occur. A significant business interruption could result in losses or damages and harm our business. For example, much of our order fulfillment process is automated and the order information is stored on our servers. If our computer systems and servers go down even for a short period at the end of a fiscal quarter, our ability to recognize revenue would be delayed until we were again able to process and ship our orders, which could harm our revenues for that quarter and cause our stock price to decline significantly.

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

The markets for our system solutions and services are highly competitive, and we have been subject to price pressures. Competition from manufacturers, distributors, or providers of products similar to or competitive with our system solutions or services could result in price reductions, reduced margins, and a loss of market share or could render our solutions obsolete. For example, First Data Corporation, a leading provider of payments processing services, and our largest customer, has developed and continues to develop a series of proprietary electronic payment systems for the U.S. market.

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

The market for electronic payment systems is characterized by:

•	rapid technological change;

•	frequent product introductions and enhancements;

•	evolving industry and government performance and security standards; and

•	changes in customer and end-user preferences or requirements.

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

On October 31, 2006, our principal subsidiary, VeriFone, Inc., entered into a secured credit agreement consisting of a Term B Loan facility of $500.0 million and a revolving credit facility permitting borrowings of up to $40.0 million (the “Credit Facility”). The proceeds from the Term B loan were used to repay all outstanding amounts relating to an existing senior secured credit agreement, pay certain transaction costs, and partially fund the cash consideration in connection with the acquisition of Lipman on November 1, 2006. Through January 31, 2010, we had repaid an aggregate of $275.0 million, leaving a Term B Loan balance of $225.0 million at January 31, 2010.

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

If we are unable to comply with the covenants in our Credit Facility, we will be in default, which could result in the acceleration of our outstanding indebtedness. In addition, if our leverage exceeds a certain level set out in our Credit Facility, a portion of our excess cash flows must be used to pay down our outstanding debt. If acceleration occurs, we may not be able to repay our debt and we may not be able to borrow sufficient additional funds to refinance our debt. The U.S. credit markets have contracted significantly and as a result we may not be able to obtain additional financing on acceptable terms, or at all. If we were to default in performance under the Credit Facility, we may pursue an amendment or waiver of the Credit Facility with our existing lenders, but there can be no assurance that the lenders would grant such an amendment or waiver and, in light of current credit market conditions, any such amendment or waiver requested is likely to be on terms, including additional fees, as well as increased interest rates and other more stringent terms and conditions that would be materially disadvantageous to us. For example, as a result of the delay in our financial reports for the 2007 fiscal year and the first two fiscal quarters of 2008, we were required to obtain amendments to our Credit Facility that resulted in an increase in the interest rate payable on our term loan and revolving commitments, as well as increases in the commitment fee for unused revolving commitments and letter of credit fees. We also paid the consenting lenders amendment fees in connection with the amendments. We expect that in light of current market conditions any lender’s fees or other terms and conditions for a covenant waiver or amendment would be substantially more costly to us today than the cost we incurred for credit agreement amendments in 2008.

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

In addition, the filing by Lehman Brothers Holdings Inc. (“Lehman Brothers”) of a voluntary Chapter 11 bankruptcy petition constituted an “event of default” under our convertible note hedge transaction with Lehman Brothers OTC Derivatives Inc. (“Lehman Derivatives”), giving us the immediate right to terminate the transaction and entitling us to claim reimbursement for the loss incurred in terminating and closing out the transaction. On September 21, 2008, we delivered a notice of termination to Lehman Derivatives and claimed reimbursement for the loss incurred in termination and close out of the transaction. To date we have not recovered any amounts claimed from Lehman Derivatives. There can be no assurance we will receive any reimbursement of the losses incurred and we could incur significant costs to replace this hedge transaction if we elect to do so. These replacement costs may not be fully offset by any proceeds recoverable from Lehman Brothers and Lehman Derivatives (which has also filed a voluntary Chapter 11 bankruptcy petition) following our termination of the convertible note hedge transaction with Lehman Derivatives.

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

Date: March 5, 2010

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