Form 10-Q
period 2010-04-30
VERIFONE SYSTEMS, INC.
filed 2010-06-04
CIK 1312073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-32465

VERIFONE SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3692546
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2099 Gateway Place, Suite 600

San Jose, CA 95110

(Address of principal executive offices with zip code)

(408) 232-7800

(Registrant’s telephone number, including area code)

VeriFone Holdings, Inc.

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

At May 28, 2010, the number of shares outstanding of the registrant’s common stock, $0.01 par value was 85,449,335.

VERIFONE SYSTEMS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009 (1)	2010	2009 (1)
	(Unaudited)
	(In thousands, except per share data)
Net revenues:
System Solutions	$199,548	$173,580	$387,562	$359,421
Services	41,164	28,034	76,550	56,216

Total net revenues	240,712	201,614	464,112	415,637
Cost of net revenues:
System Solutions	126,013	121,841	246,098	249,952
Services	25,489	14,851	46,898	31,461

Total cost of net revenues	151,502	136,692	292,996	281,413

Gross profit	89,210	64,922	171,116	134,224
Operating expenses:
Research and development	17,811	15,024	34,911	32,896
Sales and marketing	22,415	17,215	42,890	36,622
General and administrative	19,680	18,237	40,161	48,965
Amortization of purchased intangible assets	3,605	4,827	8,097	10,698
Impairment of goodwill	—	(2,745)	—	175,512

Total operating expenses	63,511	52,558	126,059	304,693

Operating income (loss)	25,699	12,364	45,057	(170,469)
Interest expense	(7,134)	(7,793)	(14,388)	(16,790)
Interest income	258	369	554	1,016
Other income (expense), net	982	8,157	(778)	12,371

Income (loss) before income taxes	19,805	13,097	30,445	(173,872)
Provision (benefit) for income taxes	(420)	2,382	(401)	(2,029)

Net income (loss)	$20,225	$10,715	$30,846	$(171,843)

Net income (loss) per share:
Basic	$0.24	$0.13	$0.36	$(2.03)

Diluted	$0.23	$0.13	$0.35	$(2.03)

Weighted average shares used in computing net income (loss) per share:
Basic	85,008	84,461	84,847	84,454

Diluted	87,535	84,508	87,070	84,454

(1)	Amounts for the three and six months ended April 30, 2009 have been adjusted to reflect the retroactive application of ASC 470-20. See Note 4. Accounting Changes-Convertible Debt Instruments.

The accompanying Notes to Condensed Consolidated Financial Statements

are an integral part of these financial statements.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2010	October 31, 2009 (1)
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$378,988	$324,996
Accounts receivable, net of reserves of $4,074 and $4,556	145,649	157,357
Inventories	110,103	95,921
Deferred tax assets	7,358	7,393
Prepaid expenses and other current assets	60,713	36,526

Total current assets	702,811	622,193
Property, plant and equipment, net	46,596	46,978
Purchased intangible assets, net	46,887	52,974
Goodwill	154,888	150,845
Deferred tax assets	4,629	4,158
Debt issuance costs, net	6,214	7,393
Other assets	37,704	32,749

Total assets	$999,729	$917,290

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$99,008	$87,094
Income taxes payable	4,051	2,650
Accrued compensation	21,515	20,942
Accrued warranty	10,183	10,870
Deferred revenue, net	49,704	45,668
Deferred tax liabilities	1,173	408
Accrued expenses	8,925	7,844
Other current liabilities	88,233	64,478
Short-term debt	8,650	5,699

Total current liabilities	291,442	245,653
Accrued warranty	2,991	2,938
Deferred revenue, net	18,774	18,294
Long-term debt	462,903	463,165
Deferred tax liabilities	67,303	67,495
Other long-term liabilities	54,775	45,326

Total liabilities	898,188	842,871

Stockholders’ equity:
Preferred stock: 10,000 shares authorized as of April 30, 2010 and October 31, 2009; no shares issued and outstanding as of April 30, 2010 and October 31, 2009	—	—
Common stock: $0.01 par value, 200,000 shares authorized as of April 30, 2010 and October 31, 2009; 85,427 and 84,544 shares issued and outstanding as of April 30, 2010 and October 31, 2009	854	845
Additional paid-in capital	729,345	727,497
Accumulated deficit	(619,441)	(650,287)
Accumulated other comprehensive loss	(9,822)	(6,037)

Total stockholders’ equity	100,936	72,018
Noncontrolling interests	605	2,401

Total equity	101,541	74,419

Total liabilities and equity	$999,729	$917,290

(1)	Amounts as of October 31, 2009 were derived from the October 31, 2009 audited Consolidated Balance Sheets and have been adjusted to reflect the retroactive application of ASC 470-20. See Note 4. Accounting Changes-Convertible Debt Instruments.

The accompanying Notes to Condensed Consolidated Financial Statements

are an integral part of these financial statements.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended April 30,
	2010	2009 (1)
	(Unaudited)
	(In thousands)
Cash flows from operating activities
Net income (loss)	$30,846	$(171,843)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, net	25,111	30,368
Stock-based compensation	8,682	12,611
Non-cash interest expense	7,055	7,365
Impairment of goodwill	—	175,512
Gain on extinguishment of debt	(61)	(7,479)
Deferred income taxes	137	(9,449)
Other non-cash items, net	(1,422)	1,449

Net cash provided by operating activities before changes in working capital	70,348	38,534
Changes in operating assets and liabilities, net of effects of business acquisition:
Accounts receivable, net	23,178	4,407
Inventories	(14,182)	62,824
Prepaid expenses and other assets	(23,957)	4,218
Accounts payable	11,437	(20,070)
Income taxes payable	1,401	2,709
Accrued compensation	1,025	743
Accrued warranty	(634)	(1,357)
Deferred revenue, net	3,691	108
Accrued expenses and other liabilities	3,687	(22,558)

Net cash provided by operating activities	75,994	69,558

Cash flows from investing activities
Purchases of property, plant and equipment	(3,606)	(6,449)
Software development costs capitalized	(1,524)	(1,024)
Purchase of equity investment	(5,000)	—
Acquisitions of businesses, net of cash and cash equivalents acquired	(11,740)	(1,326)
Proceeds from disposals of property, plant and equipment	1,595	95

Net cash used in investing activities	(20,275)	(8,704)

Cash flows from financing activities
Proceeds from advances against banker’s acceptances	3,561	8,558
Repayments of debt and advances against banker’s acceptances	(8,005)	(24,736)
Proceeds from issuance of common stock through employee equity incentive plans	4,598	47
Other	—	6

Net cash provided by (used in) financing activities	154	(16,125)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(1,881)	(583)

Net increase in cash and cash equivalents	53,992	44,146
Cash and cash equivalents, beginning of period	324,996	157,160

Cash and cash equivalents, end of period	$378,988	$201,306

Supplemental disclosures of cash flow information
Cash paid for interest	$5,405	$10,003

Cash paid for income taxes, net of refunds	$8,183	$874

(1)	Amounts for the six months ended April 30, 2009 have been adjusted to reflect the retroactive application of ASC 470-20. See Note 4. Accounting Changes-Convertible Debt Instruments.

The accompanying Notes to Condensed Consolidated Financial Statements

are an integral part of these financial statements.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Principles of Consolidation and Summary of Significant Accounting Policies

Business Description

VeriFone Systems, Inc. (“VeriFone”) was incorporated in the state of Delaware on June 13, 2002 in order to acquire VeriFone, Inc. on July 1, 2002. VeriFone, Inc. was incorporated in 1981 and became our principal operating subsidiary on July 1, 2002. Effective May 18, 2010, we changed our corporate name from VeriFone Holdings, Inc. to VeriFone Systems, Inc. We design, market, and service electronic payment solutions that enable secure electronic payments among consumers, merchants, and financial institutions.

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

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended April 30, 2010 are not necessarily indicative of the results that may be expected for fiscal year ending October 31, 2010.

The Condensed Consolidated Balance Sheets at October 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the fiscal year ended October 31, 2009.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We primarily base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates, and such differences may be material to the condensed consolidated financial statements.

Summary of Significant Accounting Policies

Other than the following items, there have been no other changes to our significant accounting policies during the six months ended April 30, 2010 as compared to the significant accounting policies described in our audited consolidated financial statements included in our annual report on Form10-K for the fiscal year ended October 31, 2009.

Inventories

Consigned inventories from our contract manufacturers where title has not been transferred are excluded from our inventories. In certain circumstances, we are obligated to make prepayments to our contract manufacturers based on a percentage of the value of the inventories consigned to us and after a certain period of time has elapsed, we may be required to prepay the full amount if we have not taken title to the inventory. Generally, we take title to consigned inventories when we ship to our customers, and record the full cost of the inventories as cost of sales at that time. After 52 weeks, we must purchase the consigned inventories from our contract manufacturers. Prepayments for consigned inventory are included in Prepaid Expenses and Other Current Assets in the Condensed Consolidated Balance Sheets. Consigned inventories are included in our calculation of minimum order commitments from our contract manufacturers.

Adoption of new accounting standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820) — Fair Value Measurements and Disclosures that requires additional fair value disclosures. These disclosure requirements are effective in two phases. In the second quarter of fiscal year 2010, we adopted the requirements for disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers. Beginning in fiscal year 2011, these amended standards will require presentation of disaggregated activity with the reconciliation for fair value measurements using significant unobservable inputs (level 3). These amended standards do not significantly impact our consolidated financial statements.

Effective November 1, 2009, we adopted ASC 805 (formerly SFAS No. 141(R), Business Combinations). ASC 805 generally requires an entity to recognize the assets acquired, liabilities assumed, contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally are expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. ASC 805 is applicable to business combinations on a prospective basis beginning in the first quarter of fiscal year 2010. We applied ASC 805 to account for our acquisition of Clear Channel Taxi Media LLC (“CCTM”) in December 2009.

Effective November 1, 2009, we adopted ASC 810 (formerly SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51). This accounting standard changes the accounting and reporting for minority interests, which will be re-characterized as noncontrolling interests and classified as a component of equity. In conjunction with ASC 805, this standard significantly changes the accounting for partial and/or step acquisitions. In accordance with the adoption of this accounting standard, we reclassified for all periods presented the noncontrolling interests, formerly known as minority interest, to a component of equity in the Condensed Consolidated Balance Sheets. The noncontrolling interests included in our net income (loss) were not significant to our consolidated financial results for the periods presented and therefore have been included as a component of other income (expense), net in our Condensed Consolidated Statements of Operations. ASC 810 applies prospectively, except for presentation and disclosure requirements, which are applied retroactively.

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (or ASC 470-20), which requires the issuer of a convertible debt instrument with cash settlement features to account separately for the liability and equity components of the instrument. The debt is recognized at the present value of its cash flows discounted using an entity-specific nonconvertible debt borrowing rate at the time of issuance. The equity component is recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. In the first quarter of fiscal year 2010, we adopted this accounting standard and modified our accounting for our 1.375% Senior Convertible Notes (the “Notes”). To retroactively apply this standard, the proceeds from the issuance of the Notes were allocated between a liability (issued at a discount) and equity in a manner that reflects interest expense at the market interest rate for similar nonconvertible debt as of the original issuance date. The debt discount is being accreted from issuance through June 2012, the period the Notes are expected to be outstanding, and is recorded as additional non-cash interest expense. The equity component is included in the paid-in capital portion of stockholders’ equity on our Condensed Consolidated Balance Sheets. The initial value of the equity component, which reflects the equity conversion feature of the Notes, is equal to the initial debt discount. See Note 4. Accounting changes — Convertible Debt Instruments for additional information on the adoption of ASC 470-20.

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (or ASC 820-10), which delayed the effective date of SFAS No. 157, Fair Value Measurements (or ASC 820) for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal year 2010. We adopted ASC 820-10 for non-financial assets and non-financial liabilities that are not measured and recorded at fair value on a recurring basis in the first quarter of fiscal year 2010. The adoption of this accounting standard did not have a significant impact on our condensed consolidated financial statements.

Concentrations of Credit Risk

For the three and six months ended April 30, 2010 and 2009, no customer accounted for more than 10% of our total net revenues. At April 30, 2010 and October 31, 2009, no customer accounted for more than 10% of our accounts receivable.

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

Note 2. Goodwill and Purchased Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	Six Months Ended April 30, 2010	Year Ended October 31, 2009
Balance at beginning of period	$150,845	$321,903
Additions related to acquisition	6,803	—
Resolution of tax contingencies and adjustments to tax reserves and valuation allowance established in purchase accounting and tax benefits for exercise of vested stock options assumed	—	(5,366)
Goodwill impairment	—	(175,512)
Currency translation adjustments	(2,760)	9,820

Balance at end of period	$154,888	$150,845

Our review for potential indicators of impairment performed during the six months ended April 30, 2010 did not result in any impairment of goodwill. In fiscal year 2009, we recorded impairment charges for the North America and Asia reporting units totaling $175.5 million.

Purchased Intangible Assets

Purchased intangible assets subject to amortization consisted of the following (in thousands):

	April 30, 2010			October 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed and core technology	$111,097	$(90,628)	$20,469	$159,903	$(130,736)	$29,167
Trade name	2,692	(494)	2,198	24,917	(22,584)	2,333
Internal use software	4,985	(3,081)	1,904	5,143	(2,745)	2,398
Customer relationships	88,389	(66,073)	22,316	94,750	(75,674)	19,076

	$207,163	$(160,276)	$46,887	$284,713	$(231,739)	$52,974

Amortization of purchased intangible assets for the three and six months ended April 30, 2010 and 2009 was allocated as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
Included in cost of net revenues	$5,033	$5,141	$10,135	$10,309
Included in operating expenses	3,605	4,827	8,097	10,698

	$8,638	$9,968	$18,232	$21,007

Estimated future amortization expense of purchased intangible assets recorded as of April 30, 2010 is as follows (in thousands):

Fiscal Years Ending October 31:	Cost of Net Revenues	Operating Expenses	Total
2010 (remaining 6 months)	$9,632	$6,338	$15,970
2011	9,328	5,408	14,736
2012	337	2,770	3,107
2013	337	2,505	2,842
2014	236	2,483	2,719
Thereafter	599	6,914	7,513

	$20,469	$26,418	$46,887

Note 3. Balance Sheets and Statements of Operations Details

Inventories

Inventories consisted of the following (in thousands):

	April 30, 2010	October 31, 2009
Raw materials	$26,991	$34,955
Work-in-process	701	1,155
Finished goods	82,411	59,811

	$110,103	$95,921

Restricted Cash

We had $2.2 million and $2.1 million of restricted cash as of April 30, 2010 and October 31, 2009, respectively. The restricted cash balances were comprised mainly of pledged deposits for bank guarantees to customers. As of April 30, 2010, $1.6 million of the restricted cash was included in Other Assets and the remaining $0.6 million was included in Prepaid Expenses and Other Current Assets in the Condensed Consolidated Balance Sheets. As of October 31, 2009, $1.7 million of the restricted cash was included in Other Assets and the remaining $0.4 million was included in Prepaid Expenses and Other Current Assets in the Condensed Consolidated Balance Sheets.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	April 30, 2010	October 31, 2009
Prepaid taxes	$23,771	$15,382
Other prepaid expenses	24,678	10,585
Other receivables	5,970	3,293
Other	6,294	7,266

	$60,713	$36,526

Accrued Warranty

Activity related to accrued warranty consisted of the following (in thousands):

	Six Months Ended April 30, 2010	Year Ended October 31, 2009
Balance at beginning of period	$13,808	$10,017
Warranty charged to cost of net revenues	3,822	7,886
Utilization of warranty	(5,040)	(9,038)
Change in estimates	584	4,943

Balance at end of period	13,174	13,808
Less current portion	(10,183)	(10,870)

Long-term portion	$2,991	$2,938

Deferred Revenue, net

Deferred revenue, net consisted of the following (in thousands):

	April 30, 2010	October 31, 2009
Deferred revenue	$83,689	$77,919
Deferred cost of revenue	(15,211)	(13,957)

	68,478	63,962
Less current portion	(49,704)	(45,668)

Long-term portion	$18,774	$18,294

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	April 30, 2010	October 31, 2009
Other tax liabilities	$34,287	$34,655
Accrued interest	1,884	2,122
Accounts payable related accruals	15,041	15,368
Unfavorable lease contracts accrual	14,897	—
Accrued legal and audit fees	3,055	1,541
Customer deposits	9,953	4,068
Other	9,116	6,724

Total other current liabilities	$88,233	$64,478

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	April 30, 2010	October 31, 2009
Other tax liabilities	$29,241	$32,555
Unfavorable lease contracts accrual	10,062	—
Deferred acquisition consideration payable	3,870	—
Other liabilities	11,602	12,771

Total other long-term liabilities	$54,775	$45,326

Other Income (Expense), net

Other income (expense), net consisted of the following (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009 (1)	2010	2009 (1)
Foreign currency transaction gains/(losses), net	$(1,141)	$2,077	$(3,394)	$6,533
Foreign exchange forward contract gains/(losses), net	698	(1,172)	2,148	(2,273)
Gain on extinguishment of debt	—	7,479	61	7,479
Other, net	1,425	(227)	407	632

	$982	$8,157	$(778)	$12,371

(1)	Amounts for the three and six months ended April 30, 2009 have been adjusted to reflect the retroactive application of ASC 470-20. See Note 4. Accounting Changes-Convertible Debt Instruments.

Note 4. Accounting Changes — Convertible Debt Instruments

In the first quarter of fiscal year 2010, we adopted ASC 470-20 (formerly APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)), and modified our accounting for the 1.375% Senior Convertible Notes (the “Notes”). To retroactively apply this new accounting standard, the principal amount of the Notes was allocated between liability (issued at a discount) and equity in a manner that reflects interest expense at the market interest rate for similar nonconvertible debt as of the original issuance date of the Notes. The debt discount is accreted from issuance through June 2012, the period during which the Notes are expected to be outstanding, and recorded as additional non-cash interest expense. The equity component is included in the paid-in capital portion of stockholders’ equity on our Condensed Consolidated Balance Sheets. The initial value of the equity component, which reflects the equity conversion feature of the Notes, is equal to the initial debt discount.

As a result of the adoption of ASC 470-20, we allocated $236.0 million to the liability component and $80.2 million to the equity component as of the date of issuance. The amount allocated to the liability component was recognized at the present value of its cash flows using a discount rate of 7.6%, our approximate borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. There has not been any change to the effective interest rate of 7.6% since the issuance date.

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

The effect of retroactive application of ASC 470-20 on accumulated deficit as of October 31, 2009 was an increase of $8.3 million. For the three and six months ended April 30, 2010, the effect of applying the provisions of ASC 470-20 was an increase in non-cash interest expense of approximately $3.5 million and $7.1 million, respectively, which represents accretion of the unamortized debt discount associated with the Notes.

The following tables represent other information related to the Notes in accordance with the disclosure requirements of ASC 470-20. Information related to the equity and debt components is as follows (in thousands):

	April 30, 2010	October 31, 2009
Accounting amount of the equity component	$77,903	$78,096

Carrying amount of the Notes	$277,250	$282,750
Unamortized discount (1)	(33,190)	(41,000)

Net carrying amount	$244,060	$241,750

(1)	As of April 30, 2010, the remaining period over which the unamortized discount will be amortized is 26 months.

A summary of interest expense of the Notes for the three and six months ended April 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
Interest expense related to contractual interest coupon	$953	$1,065	$1,918	$2,152
Interest expense related to amortization of discount	3,480	3,625	7,051	7,365

Total interest cost recognized	$4,433	$4,690	$8,969	$9,517

The following tables show the financial statement line items affected by the retroactive application of ASC 470-20 for the periods indicated (in thousands, except per share data):

	Years Ended October 31,
	2009			2008
	As Reported	ASC 470-20 Adjustments	As Adjusted	As Reported	ASC 470-20 Adjustments	As Adjusted
Interest expense	$(12,481)	$(13,995)	$(26,476)	$(28,413)	$(13,796)	$(42,209)
Other income (expense), net	11,340	(5,624)	5,716	(13,181)	—	(13,181)
Loss before income taxes	(128,590)	(19,619)	(148,209)	(351,438)	(13,796)	(365,234)
Provision for income taxes	9,246	—	9,246	73,884	(28,046)	45,838
Net loss	(137,836)	(19,619)	(157,455)	(425,322)	14,250	(411,072)
Net loss per share:
Basic and diluted net loss per share	$(1.63)		$(1.86)	$(5.05)		$(4.88)
Weighted average shares used in computing net loss per share:
Basic and diluted	84,473		84,473	84,220		84,220

	Three Months Ended April 30, 2009			Six Months Ended April 30, 2009
	As Reported	ASC 470-20 Adjustments	As Adjusted	As Reported	ASC 470-20 Adjustments	As Adjusted
Interest expense	$(4,285)	$(3,508)	$(7,793)	$(9,646)	$(7,144)	$(16,790)
Other income (expense), net	13,781	(5,624)	8,157	17,995	(5,624)	12,371
Income (loss) before income taxes	22,229	(9,132)	13,097	(161,104)	(12,768)	(173,872)
Provision (benefit) for income taxes	3,673	(1,291)	2,382	2,329	(4,358)	(2,029)
Net income (loss)	18,556	(7,841)	10,715	(163,433)	(8,410)	(171,843)
Net income (loss) per share:
Basic and diluted net income (loss) per share	$0.22		$0.13	$(1.94)		$(2.03)
Weighted average shares used in computing net income (loss) per share:
Basic	84,461		84,461	84,454		84,454
Diluted	84,508		84,508	84,454		84,454

	As of October 31, 2009
	As Reported	ASC 470-20 Adjustments	As Adjusted
Assets:
Deferred tax assets-current	$7,982	$(589)	$7,393
Debt issuance costs	8,424	(1,031)	7,393
Total assets	918,910	(1,620)	917,290
Liabilities:
Deferred tax liabilities-long-term	68,084	(589)	67,495
Long-term debt, less current portion (1)	504,165	(41,000)	463,165
Stockholders’ equity:
Additional paid-in capital (2)	679,250	48,247	727,497
Accumulated deficit (3)	(642,009)	(8,278)	(650,287)
Total liabilities and equity	$918,910	$(1,620)	$917,290

(1)	The adjustment to long-term debt as of October 31, 2009 includes the discount determined as of the original issuance date of the Notes ($80.2 million), less amortization of the discount from the issuance date ($33.5 million) and the amount of debt discount written-off in connection with the April 2009 repurchase of the Notes allocated to the debt component ($5.7 million).

(2)	The adjustment to additional paid-in capital at October 31, 2009 includes the discount determined as of the original issuance date of the Notes ($80.2 million) less deferred tax assets ($29.9 million) and the portion of the original debt issuance costs allocated to equity ($2.1 million).

(3)	The adjustment to accumulated deficit at October 31, 2009 includes the amortization of the discount from the issuance date ($33.5 million) and an adjustment to the previously reported gain on the April 2009 repurchase of the Notes ($5.7 million) less a valuation allowance for deferred tax on the equity component ($29.9 million) and the reduction in debt issuance costs amortization for the portion allocated to equity at the date of issuance ($1.0 million).

Note 5. Financings

Our financings as of April 30, 2010 and October 31, 2009 consisted of the following (in thousands):

	April 30, 2010	October 31, 2009 (1)
Term B Loan	$223,750	$226,250
Senior convertible notes	244,060	241,750
Banker’s acceptances	3,561	—
Other	182	864

Total	471,553	468,864
Less current portion	(8,650)	(5,699)

Long-term portion	$462,903	$463,165

(1)	Amounts as of October 31, 2009 have been adjusted to reflect the retroactive application of ASC 470-20. See Note 4. Accounting Changes-Convertible Debt Instruments.

Secured Credit Facility

In October 2006, our principal subsidiary, VeriFone, Inc., entered into a credit agreement (the “Credit Facility”) consisting of a Term B Loan facility of $500.0 million and a revolving loan permitting borrowings of up to $40.0 million. The available revolving loan was reduced to $25.0 million after Lehman Commercial Paper, Inc. declared bankruptcy in October 2008. The maturity dates on the components of the Credit Facility are October 31, 2012 for the revolving loan and October 31, 2013 for the Term B Loan. Principal payments on the Term B Loan are due in equal quarterly installments aggregating $5.0 million per year over the seven-year term on the last business day of each calendar quarter with the balance due on maturity.

The Credit Facility is guaranteed by VeriFone and certain of our subsidiaries and is secured by collateral including substantially all of VeriFone’s assets and stock of our subsidiaries.

The Term B loan bears interest at 2.75% over the applicable LIBOR rate. The interest rate was 3.03% and 3.00% as of April 30, 2010 and October 31, 2009, respectively. The outstanding balance of the Term B loan was $223.8 million and $226.3 million as of April 30, 2010 and October 31, 2009, respectively. We repaid an aggregate of $2.5 million during the first six months of fiscal year 2010.

The revolving loan credit facility bears interest at 2.00% over the applicable LIBOR rate. The interest rate was 2.28% and 2.25% as of April 30, 2010 and October 31, 2009, respectively. As of April 30, 2010 and October 31, 2009, no amounts were outstanding under the revolving loan.

The terms of the Credit Facility require us to comply with financial covenants, including maintaining leverage and fixed charge coverage ratios at the end of each fiscal quarter. As of April 30, 2010, we were required to maintain a total leverage ratio of not greater than 3.5 to 1.0 and a fixed charge coverage ratio of at least 2.0 to 1.0. We were in compliance with our financial and non-financial covenants as of April 30, 2010 and October 31, 2009.

1.375% Senior Convertible Notes

On June 22, 2007, we issued and sold $316.2 million aggregate principal amount of our 1.375% Senior Convertible Notes due in June 2012. The Notes are senior unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The Notes are effectively subordinated to any secured indebtedness to the extent of the value of the related collateral and structurally subordinated to indebtedness and other liabilities of our subsidiaries including any secured indebtedness of such subsidiaries. We pay 1.375% interest per annum on the principal amount of the Notes, payable semi-annually in arrears in cash on June 15 and December 15 of each year, subject to increase in certain circumstances.

As discussed in Note 4. Accounting Changes-Convertible Debt Instruments, we separately account for the liability and equity components of the Notes.

In December 2009, we repurchased and extinguished $5.5 million par value of our outstanding Notes for $4.8 million, excluding accrued interest. We recorded a $0.1 million gain in accordance with ASC470-20. As of April 30, 2010, the remaining par value of the Notes outstanding was $277.3 million.

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

As of April 30, 2010, none of the conditions allowing holders of the Notes to convert had been met. If a fundamental change, as defined in the Indenture, occurs prior to the maturity date, holders of the Notes may require us to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest (including additional interest, if any) up to, but excluding, the repurchase date.

In connection with the offering of the Notes, we entered into note hedge transactions with affiliates of the initial purchasers (the “counterparties”), consisting of Lehman Brothers OTC Derivatives (“Lehman Derivatives”) and JPMorgan Chase Bank, National Association, London Branch, whereby we have the option to purchase up to 7.2 million shares of our common stock at a price of approximately $44.02 per share. The note hedge transactions expire on the earlier of the last day on which any Notes remain outstanding and June 14, 2012. The cost of the note hedge transactions was approximately $80.2 million. The cost incurred in connection with the note hedge transactions and the proceeds from the sale of the warrants, are included as a net reduction in additional paid-in capital in the accompanying Condensed Consolidated Balance Sheets as of April 30, 2010 and October 31, 2009, in accordance with the guidance in ASC 815-40 Derivatives and Hedging-Contracts in Entity’s Own Equity.

In addition, we sold warrants to the counterparties whereby they have the option to purchase up to approximately 7.2 million shares of VeriFone common stock at a price of $62.356 per share. We received approximately $31.2 million in cash proceeds from the sale of these warrants. The warrants expire progressively from December 19, 2013 to February 3, 2014. See Note 4. Financings in our audited consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended October 31, 2009 for more information on the terms of the 1.375% senior convertible notes.

Banker’s Acceptances

We received $3.6 million as advances against banker’s acceptances in the three months ended April 30, 2010, which was recorded as short-term debt. The advances will be repaid by the end of fiscal year 2010.

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

ASC 820 establishes three levels of inputs that may be used to measure fair value:

Level 1	—	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2	—	Include other inputs that are directly or indirectly observable in the marketplace.

Level 3	—	Unobservable inputs which are supported by little or no market activity.

The following table presents our assets and liabilities that were measured at fair value on a recurring basis as of April 30, 2010 and October 31, 2009, classified by the level within the fair value hierarchy (in thousands):

	April 30, 2010
	Carrying Value	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$123,410	$123,410	$—	$—
Israeli severance funds	2,020	––	2,020	—
Foreign exchange forward contracts	44	—	44	—

Total assets measured and recorded at fair value	$125,474	$123,410	$2,064	$—

Liabilities
Foreign exchange forward contracts	$52	$—	$52	$—

Total liabilities measured and recorded at fair value	$52	$—	$52	$—

	October 31, 2009
	Carrying Value	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$123,348	$123,348	$—	$—
Israeli severance funds	2,420	—	2,420	—
Foreign exchange forward contracts	189	—	189	—

Total assets measured and recorded at fair value	$125,957	$123,348	$2,609	$—

Liabilities
Foreign exchange forward contracts	$16	$—	$16	$—

Total liabilities measured and recorded at fair value	$16	$—	$16	$—

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In accordance with ASC 820, we measure and record our cash equivalents, Israeli severance funds and foreign exchange forward contracts at fair value. The money market funds are classified as Level 1 because the funds are valued using quoted market prices.

Fair Value of Other Financial Instruments

Financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, long-term debt, foreign exchange forward contracts and Israeli severance funds. The estimated fair value of cash, accounts receivable, and accounts payable approximates their carrying value. Cash equivalents, foreign exchange forward contracts, and Israeli severance funds are recorded at fair value based on the quoted market prices and other observable date of similar instrument in active markets. The estimated fair value of long-term debt related to the Term B loan approximates the carrying value since the rate of interest on the long-term debt adjusts to market rates on a periodic basis. The fair value of the 1.375% Senior Convertible Notes as of April 30, 2010 was $259.4 million based on the closing trading price of the day.

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

Cash Flow Hedges

For foreign exchange forward contacts that are designated and qualify as a cash flow hedge under ASC 815, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss) (“AOCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

We had no cash flow hedges as of April 30, 2010. No cash flow hedges were discontinued during the three and six months ended April 30, 2010.

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

As of April 30, 2010, the notional amounts of the forward contracts we held to purchase and sell U.S. Dollars in exchange for other major international currencies were $57.8 million and $3.7 million, respectively. As of October 31, 2009, the notional amounts of the forward contracts we held to purchase and sell U.S. Dollars in exchange for other major international currencies were $50.9 million and $13.9 million, respectively.

The following table presents the fair value of our outstanding derivative instruments as of April 30, 2010 and October 31, 2009 (in thousands):

		Fair Value of Financial Instruments
	Balance Sheet Location	April 30, 2010	October 31, 2009
Derivative Assets
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$—	$26
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	44	163

Total		$44	$189

Derivative Liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current liabilities	$—	$—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current liabilities	52	16

Total		$52	$16

The effects of derivative instruments designated as cash flow hedges on income and AOCI for the three and six months ended April 30, 2010 and 2009 are summarized below (in thousands):

	Losses Recognized in AOCI on Derivatives Before Tax Effect (Effective Portion)
	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
Foreign exchange forward contracts	$—	$(46)	$—	$(46)

Total	$—	$(46)	$—	$(46)

		Losses Reclassified from AOCI into Income (Effective Portion)
	Location	Three Months Ended April 30,		Six Months Ended April 30,
		2010	2009	2010	2009
Foreign exchange forward contracts	Cost of net revenues- System Solutions	$—	$(70)	$(82)	$(70)

Total		$—	$(70)	$(82)	$(70)

		Losses Recognized in Income on Derivatives (Ineffective Portion)
	Location	Three Months Ended April 30,		Six Months Ended April 30,
		2010	2009	2010	2009
Foreign exchange forward contracts	Other income (expense), net	$—	$(167)	$(9)	$(167)

Total		$—	$(167)	$(9)	$(167)

The effects of derivatives instruments not designated as hedging instruments on income are summarized as follows (in thousands):

		Gains (Losses) Recognized in Income on Derivatives
	Location	Three Months Ended April 30,		Six Months Ended April 30,
		2010	2009	2010	2009
Foreign exchange forward contracts	Other income (expense), net	$698	$(1,005)	$2,157	$(2,106)

Total		$698	$(1,005)	$2,157	$(2,106)

Note 8. Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009 (1)	2010	2009 (1)
Net income (loss)	$20,225	$10,715	$30,846	$(171,843)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,397)	1,129	(3,866)	(7,886)
Changes in unrealized losses on cash flow hedges, net of taxes	—	(37)	82	(37)

Comprehensive income (loss)	$18,828	$11,807	$27,062	$(179,766)

(1)	Amounts for the three and six months ended April 30, 2009 have been adjusted to reflect the retroactive application of ASC 470-20. See Note 4. Accounting Changes-Convertible Debt Instruments.

Note 9. Income Taxes

We recorded an income tax benefit of $0.4 million for each of the three and six months ended April 30, 2010. For the three and six months ended April 30, 2009, we previously recorded tax provisions of $3.7 million and $2.3 million, respectively. Following the adoption of ASC 470-20 in the first quarter of fiscal year 2010, we reduced the tax provision for the three months ended April 30, 2009 to $2.4 million and we revised the tax provision for the six months ended April 30, 2009 to a tax benefit of $2.0 million. The effective tax rate for the three and six months ended April 30, 2010 is lower than the U.S. statutory tax rate due to earnings in countries where we are taxed at lower rates compared to the U.S. federal and state statutory rates, utilization of previously unbenefitted U.S. tax attributes and reversal of uncertain tax position liabilities as statutes of limitations expired or where matters have been resolved. The income tax benefit for the three and six months ended April 30, 2010 is primarily related to discrete items, including a reversal of uncertain tax position liabilities and related interest of approximately $1.8 million and $2.6 million, respectively, partially offset by an interest accrual associated with uncertain tax positions.

As of April 30, 2010, we remain in a net deferred tax liability position. The realization of our deferred tax assets depends primarily on our ability to generate sufficient U.S. and foreign taxable income in future periods. We have determined that it is not more likely than not the deferred tax assets in the U.S. and certain foreign jurisdictions will be realized. Therefore we continue to record a full valuation allowance against these assets as of April 30, 2010. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters as we reevaluate the underlying basis for our estimates of future domestic and certain foreign taxable income.

We are currently under audit by the Internal Revenue Service (“IRS”) for our fiscal years 2003 to 2004. Although we believe we have correctly provided income taxes for the years subject to audit, the IRS may adopt different interpretations, which if not resolved in our favor, could result in a significant impact on our provision for income taxes. We have not yet received any final determinations with respect to this audit, although certain adjustments have been agreed with the IRS, none of which have a material impact to the current period income tax provision. Some of our subsidiaries are also under audit by the Israeli tax authorities for calendar years 2005 to 2008 and the Mexican tax authorities for calendar year 2007. With few exceptions, we are no longer subject to tax examination outside of the U.S. for periods prior to 2000.

We have recorded our uncertain tax position liability as a long-term liability as we do not expect significant payments to occur over the next 12 months. Our existing tax positions will continue to generate an increase in liabilities for uncertain tax benefits. We will continue to recognize interest and penalties related to income tax matters as income tax expense. The amount of unrecognized tax benefits could be reduced upon closure of tax examinations or if the statute of limitations on certain tax filings expire without assessment from the tax authorities. We believe that it is reasonably possible that there could be a reduction in unrecognized tax benefits due to statute of limitation expirations in multiple tax jurisdictions during the next 12 months of approximately $4.4 million. Interest and penalties accrued on these uncertain tax positions will also be released upon the expiration of statutes of limitations.

Note 10. Stockholders’ Equity

We grant stock awards pursuant to stockholder approved stock option plans. We maintain certain equity incentive plans, as described in detail in Note 9. Stockholders’ Equity of Notes to Consolidated Financial Statements in our annual report on Form 10-K for the fiscal year ended October 31, 2009. All stock options, restricted stock units (“RSUs”) and restricted stock granted during the three and six months ended April 30, 2010 were granted under the 2006 Equity Incentive Plan, as amended.

Valuation Assumptions

We estimate the grant-date fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of ASC 718 Compensation-Stock Compensation, using the weighted-average assumptions noted in the following table:

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
Expected term of the options (in years)	4.0	4.0	4.0	4.0
Risk-free interest rate	2.1%	1.4%	2.1%	2.2%
Expected stock price volatility	69.5%	68.3%	69.8%	60.0%
Expected dividend rate	0.0%	0.0%	0.0%	0.0%

Stock-based Compensation

The following table presents the stock-based compensation expense recognized in accordance with ASC 718 during the three and six months ended April 30, 2010 and 2009 (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
Cost of net revenues	$14	$221	$408	$725
Research and development	329	1,129	1,267	2,495
Sales and marketing	2,017	1,789	3,843	3,648
General and administrative	1,636	915	3,164	5,743

Total stock-based compensation	$3,996	$4,054	$8,682	$12,611

As of April 30, 2010, total unrecognized compensation expense adjusted for estimated forfeitures related to unvested stock options, RSUs and restricted stock was $33.5 million and $13.5 million, respectively, which is expected to be recognized over the remaining weighted-average vesting periods of 2.9 years for stock options and 2.7 years for RSUs.

Equity Award Activity

Stock option activity for the six months ended April 30, 2010, was as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at October 31, 2009	12,049	$18.06
Granted	193	19.22
Options exchange-granted (1)	1,475	14.29
Exercised	(563)	8.16
Options exchange-cancelled (1)	(3,322)	31.96
Cancelled	(81)	11.35
Expired	(282)	28.33

Balance at April 30, 2010	9,469	$12.96	5.4	$72,634

Vested or expected to vest at April 30, 2010	8,662	$13.16	5.3	$65,869

Exercisable at April 30, 2010	2,605	$18.68	3.9	$13,264

(1)	Represents options granted and cancelled in connection with the Offer to Exchange as described below.

The weighted average fair value of options granted, excluding options exchanged, during the six months ended April 30, 2010 and 2009 was $10.28 and $3.12, respectively. The total intrinsic value of options exercised was $5.7 million and $40 thousand during the six months ended April 30, 2010 and 2009, respectively.

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

The following table summarizes RSU and restricted stock activity for the six months ended April 30, 2010:

	Shares (in thousands)	Aggregate Intrinsic Value (in thousands)
Outstanding at October 31, 2009	47
Granted	966
Vested	(29)

Outstanding at April 30, 2010	984	$18,722

Expected to vest at April 30, 2010	929	$17,682

The weighted-average grant date fair value per share of RSUs and restricted stock granted during the six months ended April 30, 2010 and 2009 was $18.17 and $5.30, respectively. The total fair value of RSUs that vested in the six months ended April 30, 2010 and 2009 was $0.5 million and $0.1 million, respectively.

We issued 300,000 shares of restricted stock in connection with our acquisition of the remaining shares of VeriFone Transportation Systems (“VTS”) from VTS’s minority shareholders. These shares of restricted stock have the right to vote as of the date of grant. However, they will vest 25% on the first anniversary of the issuance and then 6.25% each quarter thereafter, subject to the continued employment or service of the holders of such restricted stock. See Note 16. Business Acquisitions.

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

The following details the computation of the net income (loss) per common share (in thousands, except per share data):

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009 (1)	2010	2009 (1)
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$20,225	$10,715	$30,846	$(171,843)

Denominator:
Weighted average common stock outstanding	85,008	84,461	84,847	84,454
Weighted average effect of dilutive securities:
Stock options, RSUs and restricted stock	2,527	47	2,223	—

Weighted average shares diluted	87,535	84,508	87,070	84,454

Net income (loss) per share:
Basic	$0.24	$0.13	$0.36	$(2.03)

Diluted	$0.23	$0.13	$0.35	$(2.03)

(1)	Amounts for the three and six months ended April 30, 2009 have been adjusted to reflect the retroactive application of ASC 470-20. See Note 4. Accounting Changes-Convertible Debt Instruments.

For the three months ended April 30, 2010 and 2009, stock awards to purchase 2.8 million and 8.4 million, respectively, and for the six months ended April 30, 2010 and 2009, stock awards to purchase 3.2 million and 10.1 million, respectively, shares of common stock were excluded from the calculation of diluted earnings per share as they were anti-dilutive. These awards could be included in the calculation in the future if the market value of the common shares increases.

The Notes are considered to be Instrument C securities as defined by ASC 815-15-55-18 (formerly EITF No. 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion), therefore, only the conversion spread relating to the Notes is included in our diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread of the Notes has a dilutive effect when the average share price of our common stock during the period exceeds $44.02. The average share price of our common stock during the three and six months ended April 30, 2010 and 2009 did not exceed $44.02, therefore the effect of the Notes was anti-dilutive for those periods.

Warrants to purchase 7.2 million shares of our common stock were outstanding at April 30, 2010 and October 31, 2009 but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the average share price of our common stock during the three and six months ended April 30, 2010 and 2009; therefore, the effect of the warrants was anti-dilutive for those periods.

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

In connection with the acquisition of CCTM, we assumed approximately $52.2 million of non-cancelable operating leases which mainly represent future payments for the rights to place advertising on taxicabs. As of April 30, 2010, the remaining outstanding obligations for these non-cancelable operating leases were $46.5 million.

Future minimum lease payments, including CCTM, and sublease rental income under these leases as of April 30, 2010, were as follows (in thousands):

Fiscal Years Ending October 31:	Minimum Lease Payments	Sublease Rental Income	Net Minimum Lease Payments
2010 (remaining 6 months)	$18,805	$(140)	$18,665
2011	32,112	(297)	31,815
2012	14,890	(306)	14,584
2013	5,817	(316)	5,501
2014	3,296	(326)	2,970
Thereafter	3,447	(595)	2,852

Total	$78,367	$(1,980)	$76,387

Manufacturing Agreements

We work on a purchase order basis with third-party contract manufacturers with facilities in China, Singapore, Israel and Brazil, and component suppliers located throughout the world to supply nearly all of our finished goods inventories, spare parts, and accessories. We provide each supplier with a purchase order to cover the manufacturing requirements, which constitutes a binding commitment by us to purchase materials and finished goods produced by the manufacturer as specified in the purchase order. These purchase orders are generally considered to be non-cancellable and are expected to be paid within one year of the issuance date. As of April 30, 2010, the amount of purchase commitments issued to contract manufacturers and component suppliers totaled approximately $100.0 million. Of this amount, $3.2 million has been recorded in Other Current Liabilities in the accompanying Condensed Consolidated Balance Sheets as of April 30, 2010 because these commitments are not expected to have future value to us.

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

Contingencies

Accrued Warranty

We provide reserves for the estimated costs of product warranty obligations based on a number of factors including the size of the installed base of products subject to warranty protection, historical and projected warranty claim rates, historical and projected costs associated with claims, and knowledge of specific product failures that are outside of our typical experience. We assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary based on our actual experience and any changes in future estimates. As of April 30, 2010, our warranty accrual included product specific warranty accruals of approximately $4.0 million related to specific issues with our products. The amount accrued represents our best estimate of the costs expected to be incurred based on currently available information. We may incur additional warranty expense related to these products in future periods.

Brazilian State Tax Assessments

State Value Added Tax

One of our Brazilian subsidiaries has been notified of a tax assessment regarding Brazilian state value added tax (“VAT”), for the periods from 2000 to 2002 that relates to products supplied to us by a contract manufacturer. The assessment relates to an asserted deficiency of 4.7 million Brazilian reais (approximately $2.7 million). The tax assessment was based on a clerical error in which our Brazilian subsidiary omitted the required tax exemption number on our invoices. On August 27, 2003, the tax authorities rendered a first level decision that maintained the tax assessment. We have appealed the first level decision. On March 30, 2009, the proceeding was remitted to the State Court of Appeals. We presented further oral arguments in our defense before the State Court of Appeals on April 28, 2010. This proceeding is currently pending second administrative level decision. We do not expect that we will ultimately incur a material liability in respect of this assessment and have not recorded a reserve for this assessment, because we believe, based in part on advice of our Brazilian tax counsel, that we are likely to prevail in the proceedings relating to this assessment. In the event we receive an adverse ruling from the administrative body, we will decide whether or not to appeal and would reexamine the determination as to whether an accrual is necessary. It is currently uncertain what impact this state tax examination may have with respect to our use of a corresponding exemption to reduce the Brazilian federal VAT.

Importation of Goods Assessments

Two of our Brazilian subsidiaries that were acquired as a part of the Lipman acquisition have been notified of assessments regarding Brazilian customs penalties that relate to alleged infractions in the importation of goods. The assessments were issued by the Federal Revenue Department in the City of Vitória, the City of São Paulo, and the City of Itajai. The assessments relate to asserted deficiencies initially totaling 26.9 million Brazilian reais (approximately $15.2 million) excluding interest. The tax authorities allege that the structure used for the importation of goods was simulated with the objective of evading taxes levied on the importation by under-invoicing the imported goods. The tax authorities allege that the simulation was created through a fraudulent interposition of parties, where the real sellers and buyers of the imported goods were hidden.

In the Vitória tax assessment, the fines were reduced from 4.7 million Brazilian reais (approximately $2.6 million) to 1.5 million Brazilian reais (approximately $0.8 million) on a first level administrative decision on January 26, 2007. The proceeding has been remitted to the Taxpayers Council to adjudicate the appeal of the first level administrative decision filed by the tax authorities. We also appealed the first level administrative decision on February 26, 2007. In this appeal, we argued that the tax authorities did not have enough evidence to determine that the import transactions were indeed fraudulent and that, even if there were some irregularities in such importations, they could not be deemed to be our responsibility since all the transactions were performed by the third-party importer of the goods. On February 27, 2008, the Taxpayers Council rendered its decision to investigate the first level administrative decision for further analysis of the matter. This proceeding was initially scheduled for judgment before the decision of the Taxpayers Administrative Council of Tax Appeals in 2009, but has been postponed to the next judgment session. In the event we receive an adverse ruling from the Taxpayers Council, we will decide whether or not to appeal to the judicial level. Based on our current understanding of the underlying facts, we believe that it is probable that our Brazilian subsidiary will be required to pay some amount of fines. At April 30, 2010, we have accrued 4.7 million Brazilian reais (approximately $2.6 million) for this matter, excluding interest, which we believe is the probable payment.

On July 12, 2007, we were notified of a first administrative level decision rendered in the São Paulo tax assessment, which maintained the total fine of 20.2 million Brazilian reais (approximately $11.5 million) imposed. On August 10, 2007, we appealed the first administrative level decision to the Taxpayers Council. A hearing was held on August 12, 2008 before the Taxpayers Council, and on October 14, 2008, the Taxpayers Council granted our appeal and dismissed the São Paulo assessment based upon the assessment being erroneously calculated on the value of the sale of the products in question to end customers in the local market rather than on the declared importation value of such products. We were subsequently notified of the Taxpayers Council’s decision and the case was dismissed on May 19, 2009. In August 2009, the Brazilian tax authorities requested additional materials from us. In October 2009, we received a revised assessment in this matter of 1.9 million Brazilian reais (approximately $1.1 million). On May 20, 2010, we were notified of a first level decision canceling the revised tax assessment. This decision is currently pending second level review. In addition, pursuant to a contingency legal representation agreement entered into between one of our Brazilian subsidiaries (prior to the Lipman acquisition) and Brazilian counsel, our Brazilian subsidiary has agreed to pay to Brazilian counsel legal fees in the amount of 5.0 million Brazilian reais (approximately $2.8 million) for achieving the successful dismissal of the São Paulo tax assessment. As of April 30, 2010, we have paid a total of 3.3 million Brazilian reais (approximately $1.8 million) of this legal fee. At April 30, 2010, we have reduced the accrual for this matter to 3.4 million Brazilian reais (approximately $1.9 million), including the remaining Brazilian counsel legal fees. We paid the remaining legal fees in May 2010.

On May 22, 2008, we were notified of a first administrative level decision rendered in the Itajai assessment, which maintained the total fine of 2.0 million Brazilian reais (approximately $1.1 million) imposed, excluding interest. On May 27, 2008, we appealed the first level administrative level decision to the Taxpayers Council. Based on our current understanding of the underlying facts, we believe that it is probable that our Brazilian subsidiary will be required to pay some amount of fines. Accordingly, at April 30, 2010, we have accrued 2.0 million Brazilian reais (approximately $1.1 million) for this matter, excluding interest.

Municipality Tax on Services Assessment

One of the Brazilian subsidiaries that was acquired as part of the Lipman acquisition has been notified of a tax assessment regarding alleged nonpayment of tax on services rendered for the period from September 2004 to December 2004. This assessment was issued by the tax authority for the Municipality of Sao Paulo, and asserts a services tax deficiency totaling 0.7 million Brazilian reais (approximately $0.4 million) excluding interest. The tax authority claims that the Brazilian subsidiary rendered certain services within the municipality of Sao Paulo but simulated that those services were rendered in another city. In January 2010, we presented our administrative defense and the proceeding is currently pending first administrative level decision. At April 30, 2010, we have accrued for this alleged tax deficiency.

Patent Infringement and Commercial Litigation

Heartland Payment Systems, Inc.

On September 6, 2009, we commenced an action in the United States District Court for the Northern District of California against Heartland Payment Systems, Inc. (“Heartland”), a card payment processor, for infringement of U.S. Patent No. 6,853,093 (the “’093 Patent”) by certain Heartland payment terminals. We are seeking a judgment of infringement, an injunction against further infringement, damages, interest and attorneys’ fees. On September 16, 2009, Heartland sued us in the Superior Court of New Jersey, Mercer County, alleging certain unfair business activities. On October 13, 2009, we amended our original complaint to request declaratory judgment that we did not engage in such unfair business activities. On November 6, 2009, we filed a second lawsuit against Heartland in the United States District Court for the Northern District of California, alleging certain false advertising and unfair competition claims. On that same day, Heartland also filed a second lawsuit against us in the United States District Court, District of New Jersey, alleging trademark infringement, false advertising and violation of the Anti-cybersquatting Protection Act, and an emergency application for a temporary restraining order which was subsequently denied by the New Jersey District Court. A preliminary injunction hearing in the matter was held in December 2009 before the New Jersey District Court, which also denied Heartland’s request for a preliminary injunction. Heartland appealed the decision. In April 2010, the parties stipulated to dismiss this appeal and the Court of Appeals for the Third Circuit entered dismissal of the appeal on April 29, 2010.

On February 16, 2010, we filed our answer to the Heartland New Jersey District Court lawsuit and asserted counterclaims that are the same claims as we alleged in our two Northern District of California lawsuits, and concurrently dismissed without prejudice those two California lawsuits, which we voluntarily dismissed without prejudice. Heartland also filed a declaratory judgment lawsuit in the United States District Court for the Northern District of California against VeriFone Israel Ltd. seeking a declaration by the court that Heartland does not infringe the ’093 Patent. We moved in the Northern District of California to dismiss or transfer Heartland’s declaratory relief action to the District of New Jersey, and Heartland moved to dismiss our counterclaims in the New Jersey District Court lawsuit or, in the alternative, transfer the claims to the Northern District of California. In April 2010, the court in the Northern District of California granted our motion, transferring Heartland’s declaratory judgment lawsuit to the District of New Jersey, and we have filed our answer to this complaint. These actions are in the preliminary stages of litigation and at this time we are not able to predict the outcome or quantify any potential liability, if any, that could arise there from. An unfavorable outcome could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Avlis Importacão e Exportacão Ltda. v. Lipman do Brasil Comercio de Eletronicos Ltda.

In February 2010, we were served with notice of an action filed by Avlis Importacão e Exportacão (“Avlis”) in the Fourth Civil Central Court of São Paulo, Brazil, against one of our Brazilian subsidiaries that was part of the Lipman acquisition in 2006. Avlis has asserted claims of non-payment by our Brazilian subsidiary of certain invoices for purchase of goods totaling 7.9 million Brazilian reais (approximately $4.5 million) and loss of profits of 5.9 Brazilian reais (approximately $3.3 million). We intend to vigorously defend this litigation. However, based on our current understanding of the underlying facts, we believe that it is probable that our Brazilian subsidiary will be required to pay some amount to Avlis for its collection claim. At April 30, 2010, we have accruals totaling 7.9 million Brazilian reais (approximately $4.5 million) for this matter.

Class Action and Derivative Lawsuits

On or after December 4, 2007, several securities class action claims were filed against us and certain of our officers, former officers, and a former director. These lawsuits were consolidated in the U.S. District Court for the Northern District of California as In re VeriFone Holdings, Inc. Securities Litigation, C 07-6140 MHP. The original actions were: Eichenholtz v. VeriFone Holdings, Inc. et al., C 07-6140 MHP; Lien v. VeriFone Holdings, Inc. et al., C 07-6195 JSW; Vaughn et al. v. VeriFone Holdings, Inc. et al., C 07-6197 VRW (Plaintiffs voluntarily dismissed this complaint on March 7, 2008); Feldman et al. v. VeriFone Holdings, Inc. et al., C 07-6218 MMC; Cerini v. VeriFone Holdings, Inc. et al., C 07-6228 SC; Westend Capital Management LLC v. VeriFone Holdings, Inc. et al., C 07-6237 MMC; Hill v. VeriFone Holdings, Inc. et al., C 07-6238 MHP; Offutt v. VeriFone Holdings, Inc. et al., C 07-6241 JSW; Feitel v. VeriFone Holdings, Inc., et al., C 08-0118 CW. On August 22, 2008, the court appointed plaintiff National Elevator Fund lead plaintiff and its attorneys lead counsel. Plaintiff filed its consolidated amended class action complaint on October 31, 2008, which asserts claims under the Securities Exchange Act Sections 10(b), 20(a), and 20A and Securities and Exchange Commission Rule 10b-5 for securities fraud and control person liability against us and certain of our current and former officers and directors, based on allegations that we and the individual defendants made false or misleading public statements regarding our business and operations during the putative class periods and seeks unspecified monetary damages and other relief. We filed our motion to dismiss on December 31, 2008. The court granted our motion on May 26, 2009 and dismissed the consolidated amended class action complaint with leave to amend within 30 days of the ruling. The proceedings were stayed pending a mediation held in October 2009 at which time the parties failed to reach a mutually agreeable settlement. Plaintiffs’ first amended complaint was filed on December 3, 2009 followed by a second amended complaint filed on January 19, 2010. We filed a motion to dismiss the second amended complaint and the hearing on our motion was held on May 17, 2010. Our motion is currently pending ruling by the court. Although discovery has not yet commenced in this action, on November 20, 2009, plaintiffs filed a motion to partially lift the Private Securities Litigation Reform Act discovery stay in order to obtain documents produced by us to the SEC in connection with the SEC’s investigation into the restatement of our fiscal year 2007 interim financial statements. We filed our opposition to this motion in January 2010 and at a hearing in February 2010 the court denied the plaintiffs’ motion to lift the discovery stay. At this time, we have not recorded any liabilities related to this action as we are unable to determine the outcome or estimate the potential liability.

Beginning on December 13, 2007, several actions were also filed against certain current and former directors and officers derivatively on our behalf. These derivative lawsuits were filed in: (1) the U.S. District Court for the Northern District of California, as In re VeriFone Holdings, Inc. Shareholder Derivative Litigation, Lead Case No. C 07-6347 MHP, which consolidates King v. Bergeron, et al. (Case No. 07-CV-6347), Hilborn v. VeriFone Holdings, Inc., et al. (Case No. 08-CV-1132), Patel v. Bergeron, et al. (Case No. 08-CV-1133), and Lemmond, et al. v. VeriFone Holdings, Inc., et al. (Case No. 08-CV-1301); and (2) California Superior Court, Santa Clara County, as In re VeriFone Holdings, Inc. Derivative Litigation, Lead Case No. 1-07-CV-100980, which consolidates Catholic Medical Mission Board v. Bergeron, et al. (Case No. 1-07-CV-100980), and Carpel v. Bergeron, et al. (Case No. 1-07-CV-101449). On May 15, 2008, the court in the federal derivative action appointed Charles R. King as lead plaintiff and his attorneys as lead counsel. On October 31, 2008, plaintiffs in the federal action filed their consolidated amended derivative complaint, which names us as a nominal defendant and brings claims for insider selling, breach of fiduciary duty, unjust enrichment, waste of corporate assets and aiding and abetting breach of fiduciary duty against us and certain of our current and former officers and directors. On December 15, 2008, we and the other defendants filed a motion to dismiss. The parties agreed by stipulation that briefing on this motion would relate only to the issue of plaintiffs’ failure to make a pre-suit demand on our Board of Directors. The court granted our motion on May 26, 2009 and dismissed the consolidated amended derivative complaint with leave to amend within 30 days of the ruling. The proceedings were stayed pending a mediation held in October 2009 at which time the parties failed to reach a mutually agreeable settlement. Plaintiffs’ second amended complaint was filed on December 10, 2009. We filed our motion to dismiss the second amended complaint on January 25, 2010 and a hearing on our motion to dismiss was held on May 17, 2010. Our motion is currently pending ruling by the court. While discovery is not yet underway in this action, on June 9, 2009, plaintiffs in the federal derivative action made a demand to inspect certain of our books and records. In response to this demand, we provided certain of our books and records, including minutes and materials for our Board of Directors, Audit Committee and Compensation Committee meetings for the relevant period. We produced documents responsive to each category of plaintiffs’ request except that we withheld production, on the basis of privilege, of the Audit Committee’s report of the independent investigation into the events leading to the restatement of our fiscal year 2007 interim financial statements. On November 6, 2009, plaintiffs filed a complaint in Delaware Chancery Court seeking to compel production of the independent investigation report. We filed a motion to dismiss this complaint on December 3, 2009, and briefs on this motion were submitted during January 2010. A hearing on our motion to dismiss was held on March 10, 2010 and on May 12, 2010, the court issued an opinion dismissing with prejudice plaintiffs’ complaint seeking to compel production of the independent investigation report. At this time, we have not recorded any liabilities for this action as we are unable to determine the outcome or estimate the potential liability.

On October 31, 2008, the derivative plaintiffs filed their consolidated derivative complaint in California Superior Court for the County of Santa Clara naming us as a nominal defendant and bringing claims for insider selling, breach of fiduciary duty, unjust enrichment, waste of corporate assets and aiding and abetting breach of fiduciary duty against certain of our current and former officers and directors and our largest shareholder as of October 31, 2008, GTCR Golder Rauner LLC. On November 10, 2008, we filed a motion to stay the state court action pending resolution of the parallel federal actions, and the parties have agreed by stipulation to delay briefing on the motion to stay until after the issue of demand futility is resolved in the federal derivative case. The case management conference in the state court action has been continued until June 2010, pending the resolution of our motion to dismiss filed in the federal derivative action. At this time, we have not recorded any liabilities for this action as we are unable to determine the outcome or estimate the potential liability.

On January 27, 2008, a class action complaint was filed against us in the Central District Court in Tel Aviv, Israel on behalf of purchasers of our stock on the Tel Aviv Stock Exchange. The complaint seeks compensation for damages allegedly incurred by the class of plaintiffs due to the publication of erroneous financial reports. We filed a motion to stay the action, in light of the proceedings already filed in the United States, on March 31, 2008. A hearing on the motion was held on May 25, 2008. Further briefing in support of the stay motion, specifically with regard to the threshold issue of applicable law, was submitted on June 24, 2008. On September 11, 2008, the Israeli District Court ruled in our favor, holding that U.S. law would apply in determining our liability. On

October 7, 2008, plaintiffs filed a motion for leave to appeal the District Court’s ruling to the Israeli Supreme Court. Our response to plaintiffs’ appeal motion was filed on January 18, 2009. The District Court has stayed its proceedings until the Supreme Court rules on plaintiffs’ motion for leave to appeal. On January 27, 2010, after a hearing before the Supreme Court, the court dismissed the plaintiff’s motion for leave to appeal and addressed the case back to the District Court. The Supreme Court instructed the District Court to rule whether the Israeli class action should be stayed, under the assumption that the applicable law is U.S. law. Plaintiff subsequently filed an application for reconsideration of the District Court’s ruling that U.S. law is the applicable law. Following a hearing on plaintiff’s application, on April 12, 2010, the parties agreed to stay the proceedings pending resolution of the U.S. securities class action, without prejudice to plaintiff’s right to appeal the District Court’s decision regarding the applicable law to the Supreme Court. At this time, we have not recorded any liabilities for this action as we are unable to determine the outcome or estimate the potential liability.

Certain of the foregoing cases are still in the preliminary stages, and we are not able to quantify the extent of our potential liability, if any. An unfavorable outcome in any of these matters could have a material adverse effect on our business, financial condition, results of operations, and cash flows. In addition, defending these legal proceedings is likely to be costly, which may have a material adverse effect on our financial condition, results of operations and cash flows, and may divert management’s attention from the day-to-day operations of our business.

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

Note 13. Restructuring Charges

The following table summarizes restructuring expenses for the three and six months ended April 30, 2010 and 2009 (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
Cost of net revenues	$188	$23	$519	$218
Research and development	—	238	—	829
Sales and marketing	33	253	33	1,127
General and administrative	(128)	750	(39)	1,710

Total restructuring expense	$93	$1,264	$513	$3,884

Additionally, we also incurred $0.6 million of accelerated depreciation expense during the six months ended April 30, 2010, mainly in relation to our decision to outsource our Israeli in-house manufacturing to Sanmina-SCI Corporation. Of the $0.6 million, $0.7 million was recorded in general and administrative expenses and a negative $0.1 million was recorded in cost of net revenues in the Condensed Consolidated Statement of Operations.

Restructuring activity for the six months ended April 30, 2010 was as follows (in thousands):

	Employee Severance and Benefit Arrangements	Facilities Related Costs	Total
Balance at November 1, 2009	$957	$3,528	$4,485
Current year charges	622	(109)	513
Other adjustments	(26)	(64)	(90)
Cash payments	(614)	(1,098)	(1,712)

Balance at April 30, 2010	$939	$2,257	$3,196

As of April 30, 2010, $1.7 million of restructuring accruals were included in Other Current Liabilities and $1.5 million of restructuring accruals were included in Other Long-term Liabilities in the Condensed Consolidated Balance Sheets.

We may incur additional restructuring or restructuring related charges in the future for additional employee severance and benefit arrangements, and facility-related activities.

Note 14. Related-Party Transactions

For the three and six months ended April 30, 2010, we recorded $1.3 million and $3.7 million, respectively, of sales to certain companies of which members of our Board of Directors also serve on the boards of each such company. As of April 30, 2010 and October 31, 2009, we have outstanding accounts receivable balances of $0.2 million and $1.3 million, respectively, related to such companies. For the three and six months ended April 30, 2009, we recorded $1.4 million and $3.4 million, respectively, of sales to certain companies of which members of our Board of Directors also serve on the boards of each such company.

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

In the fourth quarter of fiscal year 2009, we revised the methodology for business segment operating income (loss) reporting. Local inventory obsolescence and scrap costs previously recorded in the International and North America segments were reclassified to the Corporate segment. The following table sets forth net revenues and operating income (loss), as revised, for our segments (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
Net revenues:
International	$134,772	$118,240	$268,558	$248,503
North America	106,003	83,444	195,823	167,344
Corporate	(63)	(70)	(269)	(210)

Total net revenues	$240,712	$201,614	$464,112	$415,637

Operating income (loss):		Revised		Revised
International	$32,248	$24,666	$66,010	$59,200
North America	34,487	29,014	62,046	56,938
Corporate	(41,036)	(41,316)	(82,999)	(286,607)

Total operating income (loss)	$25,699	$12,364	$45,057	$(170,469)

Our goodwill by segment was as follows (in thousands):

	April 30, 2010	October 31, 2009
International	$144,604	$147,363
North America	10,284	3,482

Total	$154,888	$150,845

Our total assets by segment were as follows (in thousands):

	April 30, 2010	October 31, 2009 (1)
International	$614,600	$611,260
North America	385,129	306,030

Total	$999,729	$917,290

(1)	Amounts as of October 31, 2009 have been adjusted to reflect the retroactive application of ASC 470-20. See Note 4. Accounting Changes-Convertible Debt Instruments.

Geographic Information

The net revenues by geographic area were as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
United States	$94,847	$78,762	$176,671	$153,813
Europe	66,538	63,773	135,913	129,914
Latin America	50,488	40,339	91,111	83,947
Asia	17,746	14,128	41,536	34,642
Canada	11,093	4,612	18,881	13,321

Total net revenues	$240,712	$201,614	$464,112	$415,637

Revenues are allocated to the geographic areas based on the shipping destination of customer orders. Corporate revenues are included in the United States geographic area revenues.

Note 16. Business Acquisitions

VeriFone Transportation Systems

On April 1, 2010, we acquired the remaining 39.9% minority interest in VeriFone Transportation Systems. We paid $11.7 million in cash and committed to pay an additional $4.0 million of deferred consideration of which $2.0 million will be payable on the second anniversary of the closing date and the remaining $2.0 million will be paid on the third anniversary of the closing date. We also granted 300,000 shares of restricted stock to the former minority shareholders. These shares of restricted stock will vest 25% on the first anniversary of the closing date and then 6.25% each quarter thereafter, subject to the continued employment or service of the holders of such restricted stock.

The transaction was accounted for in accordance with ASC 810-10-45-23. The total consideration, which includes $11.7 million of cash and $3.9 million of deferred consideration, was allocated to the reduction in the minority interest balance of $2.1 million and additional paid in capital of $13.5 million.

Clear Channel Taxi Media LLC

On December 31, 2009, we acquired the business of CCTM under a membership interest purchase agreement. The agreed upon purchase price was zero, as a result, in applying the accounting guidelines under ASC 805-10-65-1, we substituted the zero purchase price with the acquisition date fair value of the equity interest acquired which was estimated at $2.4 million.

The significant assets acquired consisted primarily of intangible assets of $12.4 million, accounts receivable of $11.5 million and property, plant and equipment of $4.8 million. The significant liabilities assumed were mainly the fair value of unfavorable lease contracts totaling $30.1 million and other current liabilities of $5.0 million. We also recorded $6.8 million of goodwill as a result of this business acquisition. The results of CCTM’s operations have been included in the condensed consolidated financial statements from the acquisition date.

Note 17. Cost-Method Investments

On February 9, 2010, we invested in Trunkbow International Holdings Ltd. (“Trunkbow”), a Jinan, People’s Republic of China-based mobile payments and value-added service applications company. We paid $5.0 million for 2,500,000 shares of common stock and 500,000 common stock warrants which represents approximately 8.6% of Trunkbow’s outstanding shares. The warrants have a strike price of $2 and are exercisable anytime up to 5 years from the closing date. The investment is accounted for using the cost-method and it is recorded in Other Assets in our Condensed Consolidated Balance Sheets.

The carrying value of our cost-method investments as of April 30, 2010 and October 31, 2009 was $10.9 million and $5.7 million, respectively. We did not estimate the fair value of our cost-method investments because there were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the investment and it was not practical for us to estimate the fair value of the investment.

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

When we use the terms “VeriFone,” “we,” “us,” and “our” in this item, we mean VeriFone Systems, Inc., a Delaware corporation, and its consolidated subsidiaries.

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

Timing of our revenue recognition may cause our revenue to vary from quarter to quarter. Specifically, revenues recognized in some of our fiscal quarters have been back-end weighted when we receive sales orders and deliver a higher proportion of our System Solutions toward the end of such fiscal quarter. This back-end weighting of orders may adversely affect our results of operations in a number of ways and could negatively impact revenues and profits. First, the product mix of orders may not align with manufacturing forecasts which could result in a shortage of the components needed for production. Second, existing manufacturing capacity may not be sufficient to deliver a high volume of orders in a concentrated time at quarter-end. Third, back-end weighted demand could negatively impact gross margins through higher labor, delivery and other manufacturing and distribution costs. If, on the other hand, we were to seek to manage the fulfillment of back-end weighted orders through holding increased inventory levels, we would risk higher inventory obsolescence charges.

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

In fiscal year 2010, our sales to emerging economies, particularly in Latin America and Asia, generally recovered more quickly than developed economies. Demand in developed countries increased as well, primarily due to the need for our customers to upgrade their systems in order to comply with the July 1, 2010 PCI-PED deadline. To a lesser degree, demand in developed countries increased as a result of modestly improving macroeconomic conditions. To the extent the worldwide economic recovery continues, we expect demand from emerging economies and certain North American vertical businesses to grow faster than our traditional solutions sold in developed markets. We continue to devote research and development (“R&D”) resources to address the market needs of both emerging and developed economies.

Results of Operations

Net Revenues

We generate net revenues through the sale of our electronic payment systems and solutions that enable electronic transactions, which we identify as System Solutions, as well as, warranty and support services, field deployment, advertising, installation and upgrade services, and customer specific application development, which we identify as Services.

Net revenues, which include System Solutions and Services, are summarized in the following table (in thousands, except percentages):

	Three Months Ended April 30,				Six Months Ended April 30,
	2010	2009	Net Change	% Change	2010	2009	Net Change	% Change
System Solutions	$199,548	$173,580	$25,968	15.0%	$387,562	$359,421	$28,141	7.8%
Services	41,164	28,034	13,130	46.8%	76,550	56,216	20,334	36.2%

Total	$240,712	$201,614	$39,098	19.4%	$464,112	$415,637	$48,475	11.7%

System Solutions Revenues

System Solutions net revenues for the three and six months ended April 30, 2010 increased $26.0 million, or 15.0% and $28.1 million, or 7.8%, respectively, compared to the three and six months ended April 30, 2009. For the three months ended April 30, 2010 and 2009, System Solutions net revenues comprised 82.9% and 86.1% of total net revenues, respectively. For the six months ended April 30, 2010 and 2009, System Solutions net revenues comprised 83.5% and 86.5% of total net revenues, respectively.

International System Solutions net revenues increased $14.2 million, or 13.6% and $13.3 million, or 6.1% for the three and six months ended April 30, 2010, respectively, compared to the same periods in fiscal year 2009. System Solutions net revenues in Latin America increased $8.8 million, or 24.4% and $4.3 million, or 5.8% for the three and six months ended April 30, 2010, respectively, compared to the same periods in fiscal year 2009, primarily as a result of strong sales demand in Brazil and a significant order from a major customer. Asia’s System Solutions net revenues increased $3.1 million, or 24.9% and $5.5 million, or 17.5% for the three and six months ended April 30, 2010, respectively, compared to the same periods in fiscal year 2009. This increase was largely attributable to increases across the region, particularly in China where economic conditions were generally improved over the prior periods. Europe’s System Solutions net revenues increased $2.3 million, or 4.1% and $3.5 million, or 3.1% in the three and six months ended April 30, 2010, respectively, compared to the same periods in fiscal year 2009, primarily due to improved sales in certain parts of Continental Europe, partially offset by lower sales in Turkey and the Balkan countries as a result of an economic slowdown.

North America System Solutions net revenues for the three and six months ended April 30, 2010 increased $11.8 million, or 17.0% and $14.8 million, or 10.6%, respectively, compared to the three and six months ended April 30, 2009, primarily due to an increase in our Petroleum System Solutions revenues, partially offset by a decrease in our North America Financial business revenues. The revenue increase in the Petroleum business was driven by PCI compliance efforts by customers, as more of our Petroleum customers addressed the July 2010 PCI-PED compliance deadlines. Our North America Financial business, which sells payment systems to small and medium sized businesses through ISOs and payment processors, continues to be constrained overall due to persistent adverse economic conditions which have slowed retail store openings.

The weakened macroeconomic environment continued to negatively impact our net revenues in certain regions for the three and six months ended April 30, 2010. Although more recently there have been some signs of improvement in the functioning of financial markets and economic conditions, certain countries, including parts of Europe, have recently experienced continued or further economic stress. We are unable to predict whether initial signs of improvements in the U.S. and other countries will be sustained. Any sustained economic weakness or deterioration in economic conditions, particularly if persistent, would adversely impact our business, operating results, and financial condition. In regards to Multi-lane retailers and Petroleum customers, we expect a less dynamic demand for System Solutions following the passing of the July 2010 PCI-PED compliance deadline.

Services Revenues

Services net revenues increased $13.1 million, or 46.8% and $20.3 million, or 36.2%, respectively, for the three and six months ended April 30, 2010 compared to the three and six months ended April 30, 2009.

International Services revenues increased $2.3 million, or 16.6% and $6.7 million, or 23.5% for the three and six months ended April 30, 2010, respectively, compared to the same periods in fiscal year 2009. This increase was primarily due to revenue growth in Brazil, largely attributable to our growing installed base which in turn led to increased demand for repair services. The increase was also due in part to the appreciation of the Brazilian real against the U.S. dollar.

North America Services revenues increased $10.8 million, or 76.6% and $13.6 million, or 49.3% in the three and six months ended April 30, 2010 compared to the three and six months ended April 30, 2009. The majority of the increase was attributable to the inclusion of revenues from our media solutions business resulting from the CCTM acquisition in December 2009, as well as growth in Petroleum Services.

Gross Profit

The following table shows the gross profit for System Solutions and Services (in thousands, except percentages):

	Three Months Ended April 30,				Six Months Ended April 30,
	Amount		Gross Profit Percentage		Amount		Gross Profit Percentage
	2010	2009	2010	2009	2010	2009	2010	2009
System Solutions	$73,535	$51,739	36.9%	29.8%	$141,464	$109,469	36.5%	30.5%
Services	15,675	13,183	38.1%	47.0%	29,652	24,755	38.7%	44.0%

Total	$89,210	$64,922	37.1%	32.2%	$171,116	$134,224	36.9%	32.3%

System Solutions

Gross profit on System Solutions increased $21.8 million, or 42.1% and $32.0 million, or 29.2% for the three and six months ended April 30, 2010, respectively, compared to the three and six months ended April 30, 2009. For the three months ended April 30, 2010 and 2009, gross profit on System Solutions represented 36.9% and 29.8%, respectively, of System Solutions net revenues. For the six months ended April 30, 2010 and 2009, gross profit on System Solutions represented 36.5% and 30.5%, respectively, of System Solutions net revenues. For both the three and six months ended April 30, 2010, International gross profit percentage increased, North American gross profit percentage was approximately flat, and Corporate costs as a percentage of revenues decreased compared to the same periods in fiscal year 2009.

International gross profit percentage increased during the three and six months ended April 30, 2010 compared to the three and six months ended April 30, 2009 primarily as a result of the non-recurrence of a difficult pricing environment in Latin American associated with substantial currency devaluations. In addition, we experienced a favorable product mix impact due to increased sales of newer product solutions, which carry higher margins compared to previous generation solutions. Partially offsetting these factors was a decrease in the wireless gross profit percentage due to pricing pressure from competitors and a shift in sales towards emerging market countries which typically carry lower margins.

North America System Solutions gross profit percentage was relatively flat for the three and six months ended April 30, 2010 compared to the same periods in fiscal year 2009. We experienced increased price competition in our wireless and high-end landline financial solutions and a shift in product mix toward lower margin products in our Petroleum business. These factors were offset by favorable product mix in desktop solutions and cost reductions in the core financial solutions sold in North America.

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

The decrease in Corporate costs for the three and six months ended April 30, 2010 compared to the same periods in fiscal year 2009 was primarily due to lower excess and obsolete inventory and scrap charges compared to the three and six months ended April 30, 2009. We recorded $9.6 million and a $21.3 million in excess and obsolete inventory and scrap charges in the three months and six months ended April 30, 2009, respectively, due to changing demand experienced early in fiscal year 2009 as a result of the deteriorating macroeconomic environment.

Services

Gross profit on Services increased $2.5 million, or 18.9%, for the three months ended April 30, 2010 compared to the three months ended April 30, 2009, largely attributable to the $13.1 million increase in Services revenues partially offset by a decrease in gross margin percentages. Gross profit on Services represented 38.1% and 47.0% of Services net revenues, respectively, for the three months ended April 30, 2010 and 2009. Gross margin percentages declined in North America, primarily due to a service mix shift towards lower margin media solutions services. International gross margin percentages declined due to changes in service mix.

Gross profit on Services increased $4.9 million, or 19.8%, for the six months ended April 30, 2010 compared to the six months ended April 30, 2009 largely attributable to the $20.3 million increase in Services revenues partially offset by a decrease in gross margin percentages. Gross profit on Services represented 38.7% and 44.0% of Services net revenues, respectively, for the six months ended April 30, 2010 and 2009. Gross margin percentages declined in North America, primarily due to a service mix shift towards lower margin media solutions services. International gross margin percentages were approximately flat for the six months ended April 30, 2010 compared to the six months ended April 30, 2009.

Research and Development Expenses

Research and development (“R&D”) expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended April 30,				Six Months Ended April 30,
	2010	2009	Net Change	Percentage Change	2010	2009	Net Change	Percentage Change
Research and development	$17,811	$15,024	$2,787	18.6%	$34,911	$32,896	$2,015	6.1%
Percentage of net revenues	7.4%	7.5%			7.5%	7.9%

R&D expenses for the three months ended April 30, 2010, including the impact of changes in currency exchange rates, increased $2.8 million, or 18.6%, compared to the three months ended April 30, 2009. This increase was primarily due to a $2.5 million increase in expenses associated with the development of new products for the Vx evolution launch in April 2010. These incremental expenses consisted primarily of a $1.5 million increase in personnel related costs and a $0.8 million increase in materials and supplies. In addition, R&D expenses increased $0.6 million as a result of increased demand for localized solutions, primarily in emerging market countries in Europe and Asia. These increases were partially offset by a $0.8 million reduction in stock-based compensation expense. Changes in foreign currency exchange rates had a $0.8 million unfavorable impact on R&D expenses during the three months ended April 30, 2010 compared to the three months ended April 30, 2009.

R&D expenses for the six months ended April 30, 2010, including the impact of changes in currency exchange rates, increased $2.0 million, or 6.1%, compared to the six months ended April 30, 2009. This increase was primarily due to a $3.1 million increase in expenses associated with the development of new products for our Vx evolution launch in April 2010. These incremental expenses consisted primarily of a $1.8 million increase in personnel related costs and a $0.9 million increase in materials and supplies. In addition, R&D expenses increased by $1.0 million as a result of increased demand for localized solutions, primarily in emerging market countries in Europe and Asia. These increases were partially offset by a $1.2 million reduction in stock-based compensation expense and a $0.8 million reduction in restructuring expenses. Changes in foreign currency exchange rates had a $1.1 million unfavorable impact on R&D expenses during the six months ended April 30, 2010 compared to the six months ended April 30, 2009.

We expect R&D expenses, assuming a stable currency environment, to grow modestly in absolute amounts as we address business opportunities in certain markets where we believe economic growth and demand are relatively less affected by the global recession.

Sales and Marketing Expenses

Sales and marketing expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended April 30,				Six Months Ended April 30,
	2010	2009	Net Change	Percentage Change	2010	2009	Net Change	Percentage Change
Sales and marketing	$22,415	$17,215	$5,200	30.2%	$42,890	$36,622	$6,268	17.1%
Percentage of net revenues	9.3%	8.5%			9.2%	8.8%

Sales and marketing expenses for the three months ended April 30, 2010, including the impact of currency exchange rates, increased $5.2 million, or 30.2%, compared to the three months ended April 30, 2009. International sales and marketing expenses increased $2.5 million primarily as a result of support for higher demand as moderate growth resumed in developed countries and double-digit revenue growth occurred in certain emerging markets countries. North America sales expenses increased by $1.7 million largely to support higher demand in Petroleum and initiatives in vertical and payment based media. The above mentioned increases primarily consisted of personnel related costs. In addition, North America and Corporate marketing expenses grew in total by $0.6 million primarily a result of the launch of a number of new initiatives such as payment based media, end to end encryption and mobile phone credit card acceptance. Changes in foreign currency exchange rates had a $0.8 million unfavorable impact on sales and marketing expenses in the three months ended April 30, 2010, compared to the three months ended April 30, 2009.

Sales and marketing expenses for the six months ended April 30, 2010, including the impact of currency exchange rates, increased $6.3 million, or 17.1%, compared to the six months ended April 30, 2009. International sales and marketing expenses increased $3.0 million primarily in Europe and Latin America to support higher demand as moderate growth resumed in developed countries and double-digit revenue growth occurred in certain emerging markets countries. North America Sales expenses increased by a $2.6 million largely to support higher demand in Petroleum and initiatives in vertical and payment based media. The above mentioned increases primarily consisted of personnel related expenses. In addition, North America and Corporate marketing expenses grew in total by $1.1 million, the increase was primarily a result of the launch of a number of new initiatives such as payment based media, end-to-end encryption and mobile phone credit card acceptance. These increases were partially offset by a $1.1 million decrease in restructuring expenses due to minimal restructuring activities in the six months ended April 30, 2010. Changes in foreign currency exchange rates had a $1.1 million unfavorable impact on sales and marketing expenses in the six months ended April 30, 2010 compared to the six months ended April 30, 2009.

We expect sales and marketing expenses, assuming a stable currency environment, to grow modestly in absolute amounts as we address business opportunities in certain markets where we believe economic growth and demand are relatively less affected by the global recession.

General and Administrative Expenses

General and administrative expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended April 30,				Six Months Ended April 30,
	2010	2009	Net Change	Percentage Change	2010	2009	Net Change	Percentage Change
General and administrative	$19,680	$18,237	$1,443	7.9%	$40,161	$48,965	$(8,804)	-18.0%
Percentage of net revenues	8.2%	9.0%			8.7%	11.8%

General and administrative expenses for the three months of April 30, 2010, including the impact of changes in currency exchange rates, increased $1.4 million, or 7.9%, compared to the three months ended April 30, 2009. This increase was primarily due to a $1.9 million increase in personnel related costs and a $0.7 million increase in stock-based compensation expense. The increase in personnel related costs included a $1.0 million increase in payroll and employee benefits as a result of higher headcount and an increase in our self-insured medical expense and a $0.8 million increase in executive bonuses based on performance against bonus targets and overall improved business performance. These increases were partially offset by a $0.9 million reduction in restructuring costs. Changes in foreign currency exchange rates had a $0.5 million unfavorable impact on general and administrative expenses in the three months ended April 30, 2010 compared to the three months ended April 30, 2009.

General and administrative expenses for the six months of April 30, 2010, including the impact of changes in currency exchange rates, decreased $8.8 million, or 18.0%, compared to the six months ended April 30, 2009. This decrease was primarily due to the non-recurrence of the following charges incurred during the six months ended April 30, 2009: a $3.6 million stock-based compensation expense as a result of the voluntary surrender of certain option grants by an executive; $2.6 million of remediation related expenses following the independent investigation and the restatement of our 2007 interim financial results; and $1.0 million in litigation and legal settlement fees. The decrease in general and administrative expenses was also attributable to a $2.1 million reduction in outside services, travel, and operating expenses as the result of cost reduction efforts, a $1.9 million reduction in tax accounting professional services due to the transfer of certain functions to our in-house staff, a $1.8 million decrease in restructuring costs and a $0.9 million reduction in bad debt expenses largely due to improved collections in Brazil and China. These reductions were partially offset by a $3.0 million increase in worldwide personnel costs driven by the increase in headcount which led to an increase in payroll, self-insured medical expenses, and bonuses as business performance improved and a $1.0 million increase in stock-based compensation excluding the impact of the above mentioned voluntary stock option surrender. Changes in foreign currency exchange rates had a $0.7 million unfavorable impact on general and administrative expenses in the six months ended April 30, 2010 compared to the six months ended April 30, 2009.

We expect general and administrative expenses, assuming a stable currency environment, to remain relatively flat in absolute amounts for the remainder of fiscal year 2010.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets decreased $1.2 million and $2.6 million in the three and six months ended April 30, 2010, respectively, compared to the same periods in fiscal year 2009 primarily due to a decrease in the remaining net book value of intangible assets.

Impairment of Goodwill

Our review for potential indicators of impairment performed during the six months ended April 30, 2010 did not result in any impairment of goodwill in the three and six months ended April 30, 2010. As a result of the December 1, 2008 goodwill impairment test, we concluded that the carrying amount of our North America and Asia reporting units exceeded their implied fair values and recorded an estimated impairment charge of $178.2 million in the Corporate segment during the first quarter of fiscal year 2009 for these reporting units. The net carrying value of goodwill in the North America and International segments was reduced by $65.6 million and $112.7 million, respectively. We finalized the goodwill evaluation process and recorded a $2.7 million reduction to the estimated impairment charge during the second quarter of fiscal year 2009. The final impairment charge for the North America and Asia reporting units was $175.5 million for the fiscal year ended October 31, 2009.

Interest Expense

Interest expense decreased $0.7 million and $2.4 million, respectively, in the three and six months ended April 30, 2010 compared to the same periods in fiscal year 2009 primarily attributable to lower effective interest rates on our Term-B loan as LIBOR rates declined substantially over the periods and a decrease in the outstanding balance of our debt. We repurchased and extinguished $39.0 million in aggregate outstanding par value of the Notes in April and December 2009 combined.

Interest Income

Interest income decreased $0.1 million and $0.5 million, respectively, in the three and six months ended April 30, 2010 compared to the three and six months ended April 30, 2009. These decreases were primarily attributable to the lower effective interest rates during the three and six months ended April 30, 2010, partially offset by higher average cash balances.

Other Income (Expense), Net

Other income (expense), net decreased $7.2 million during the three months ended April 30, 2010 compared to the three months ended April 30, 2009 primarily due to the non-recurrence of a $7.5 million gain on extinguishment of debt (subsequent to the adoption of ASC 470-20) and a $1.6 million foreign exchange gain as a result of changes in the U.S. Dollar value of a tax accrual denominated in Israeli shekels. These decreases were partially offset by a $1.5 million gain as a result of the reversal of a sales tax accrual during the three months ended April 30, 2010.

Other income (expense), net decreased $13.1 million during the six months ended April 30, 2010 compared to the six months ended April 30, 2009 primarily due to the non-recurrence of several gains recorded in the first six months of fiscal year 2009, including a $7.5 million gain on extinguishment of debt (subsequent to the adoption of ASC 470-20), a $5.3 million foreign exchange gain as a result of changes in the U.S. dollar value of a tax accrual denominated in Israeli shekels and a $0.9 million reversal of previously accrued non-deductible penalty and interest charges after we received an Israeli tax refund in the first quarter of fiscal year 2009. These decreases were partially offset by a $1.5 million gain as a result of the reversal of a sales tax accrual during the three months ended April 30, 2010.

Provision for Income Tax

We recorded an income tax benefit of $0.4 million for each of the three and six months ended April 30, 2010. For the three and six months ended April 30, 2009, we previously recorded tax provisions of $3.7 million and $2.3 million, respectively. Following the adoption of ASC 470-20 in the first quarter of fiscal year 2010, we reduced the tax provision for the three months ended April 30, 2009 to $2.4 million and we revised the tax provision for the six months ended April 30, 2009 to a tax benefit of $2.0 million. The effective tax rate for the three and six months ended April 30, 2010 is lower than the U.S. statutory tax rate due to earnings in countries where we are taxed at lower rates compared to the U.S. federal and state statutory rates, utilization of previously unbenefitted US tax attributes and reversal of uncertain tax position liabilities as statutes of limitations expired or where matters have been resolved. The income tax benefit for the three and six months ended April 30, 2010 is primarily related to discrete items, including a reversal of uncertain tax position liabilities and related interest of approximately $1.8 million and $2.6 million, respectively, partially offset by an interest accrual associated with uncertain tax positions.

As of April 30, 2010, we remain in a net deferred tax liability position. The realization of our deferred tax assets depends primarily on our ability to generate sufficient U.S. and foreign taxable income in future periods. We have determined that it is not more likely than not the deferred tax assets in the U.S. and certain foreign jurisdictions will be realized. Therefore we continue to record a full valuation allowance against these assets as of April 30, 2010. The amount of deferred tax assets considered realizable may increase or decrease in subsequent periods as we reevaluate the underlying basis for our estimates of future domestic and certain foreign taxable income.

We are currently under audit by the Internal Revenue Service (“IRS”) for our fiscal years 2003 to 2004. Although we believe we have correctly provided income taxes for the years subject to audit, the IRS may adopt different interpretations. We have not yet received any final determinations with respect to this audit although certain adjustments have been agreed with the IRS, none of which have a material impact to the current period income tax provision. Some of our subsidiaries are also under audit by the Israeli tax authorities for calendar years 2005 to 2008 and the Mexican tax authorities for calendar year 2007. With few exceptions, we are no longer subject to tax examination outside of the U.S. for periods prior to 2000.

We have recorded our uncertain tax position liability as a long-term liability as we do not expect significant payments to occur over the next 12 months. Our existing tax positions will continue to generate an increase in liabilities for uncertain tax benefits. We will continue to recognize interest and penalties related to income tax matters in income tax expense. The amount of unrecognized tax benefits could be reduced upon closure of tax examinations or if the statute of limitations on certain tax filings expire without assessment from the tax authorities. We believe that it is reasonably possible that there could be a reduction in unrecognized tax benefits due to statute of limitation expirations in multiple tax jurisdictions during the next 12 months of approximately $4.4 million. Interest and penalties accrued on these uncertain tax positions will also be released upon the expiration of statutes of limitations. We are currently renegotiating the terms and conditions with respect to the tax benefits under the Singapore Pioneer Tax Holiday provision for 2008 and subsequent years, including deferral or revision of certain of these conditions. We currently expect that we will continue to maintain our tax exempt status in Singapore.

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

In fiscal year 2009, we revised the methodology for business segment operating income (loss) reporting. Local inventory obsolescence and scrap costs previously recorded in International and North America segments were reclassified to the Corporate segment. The following table sets forth net revenues and operating income (loss), as revised, for our segments (in thousands):

	Three Months Ended April 30,				Six Months Ended April 30,
	2010	2009	Net Change	Percentage Changes	2010	2009	Net Change	Percentage Change
Net revenues:
International	$134,772	$118,240	$16,532	14.0%	$268,558	$248,503	$20,055	8.1%
North America	106,003	83,444	22,559	27.0%	195,823	167,344	28,479	17.0%
Corporate	(63)	(70)	7	nm	(269)	(210)	(59)	nm

Total net revenues	$240,712	$201,614	$39,098	19.4%	$464,112	$415,637	$48,475	11.7%

Operating income (loss):		Revised				Revised
International	$32,248	$24,666	$7,582	30.7%	$66,010	$59,201	$6,809	11.5%
North American	34,487	29,014	5,473	18.9%	62,046	56,938	5,108	9.0%
Corporate	(41,036)	(41,316)	280	-0.7%	(82,999)	(286,608)	203,609	nm

Total operating income (loss)	$25,699	$12,364	$13,335	107.9%	$45,057	$(170,469)	$215,526	nm

(1)	nm — not meaningful

International Segment

International total net revenues increased $16.5 million, or 14.0%, for the three months ended April 30, 2010 as compared to the three months ended April 30, 2009, primarily due to a $14.2 million increase in System Solutions net revenues and a $2.3 million increase in Services net revenues. International total net revenues increased $20.1 million, or 8.1%, for the six months ended April 30, 2010 as compared to the six months ended April 30, 2009, primarily due to a $13.3 million increase in System Solutions net revenues and a $6.7 million increase in Services net revenues. See discussion under Results of Operations — Net Revenues.

For the three and six months ended April 30, 2010, International operating income increased $7.6 million and $6.8 million, respectively, compared to the same periods in fiscal year 2009, primarily due to increases in gross margin partially offset by an increase in operating expenses.

North America Segment

North America total net revenues increased $22.6 million, or 27.0%, for the three months ended April 30, 2010 compared to the three months ended April 30, 2009, primarily due to an $11.8 million increase in System Solutions net revenues and a $10.8 million increase in Services net revenues. North America total net revenues increased $28.5 million, or 17.0%, for the six months ended April 30, 2010 compared to the six months ended April 30, 2009, primarily due to a $14.8 million increase in System Solutions net revenues and a $13.6 million increase in Services net revenues. See Results of Operations — Net Revenues.

The increase in North America operating income for the three and six months ended April 30, 2010 compared to the three and six months ended April 30, 2009 was mainly due to an increase in gross margin partially offset by an increase in operating expenses.

Corporate Segment

Corporate operating loss decreased $0.3 million for the three months ended April 30, 2010 compared to the three months ended April 30, 2009, primarily due to the non-recurrence of a $9.6 million provision for excess and obsolete inventory and scrap charges incurred in the three months ended April 30, 2009, a $1.2 million decrease in restructuring charges, a $1.3 million reduction in amortization of purchased intangible assets and a $1.0 million reduction in manufacturing operating expenses due to the outsourcing of our Israeli manufacturing operations to a third party. These decreases were partially offset by a $5.9 million increase in general operating expenses, the non recurrence of a $2.7 million goodwill impairment credit recognized in the second quarter of fiscal year 2009, a $1.9 million increase in freight and duties due to an increase in sales volume and fuel costs, and a $1.0 million increase in product situation warranty reserves.

Corporate operating loss decreased $203.6 million for the six months ended April 30, 2010 compared to the six months ended April 30, 2009. This decrease was primarily due to the non recurrence of the following charges incurred during the six months ended April 30, 2009: a $175.5 million goodwill impairment charge; a $21.3 million provision for excess and obsolete inventory and scrap charges; a $3.6 million stock-based compensation expense as a result of the voluntary surrender of certain option grants by an executive; a $2.6 million of remediation related expenses following the independent investigation and the restatement of our 2007 interim financial results; and a $1.0 million in litigation and legal settlement fees. Additionally, a $3.4 million decrease in restructuring charges, a $1.9 million reduction in tax accounting professional services due to more tax functions handled by in-house personnel, a $2.8 million reduction in amortization of purchased intangible assets and a $2.2 million reduction in manufacturing operating expenses due to the outsourcing of our Israeli manufacturing operations to a third party also contributed to the reduction in Corporate costs. These decreases were partially offset by a $5.2 million increase in general operating expenses, a $2.6 million increase in freight and duties due to an increase in sales volume and fuel costs, and a $2.4 million increase in product situation warranty reserves.

Liquidity and Capital Resources

	Six Months Ended April 30,
	2010	2009
Net cash provided by (used in):
Operating activities	$75,994	$69,558
Investing activities	(20,275)	(8,704)
Financing activities	154	(16,125)
Effect of exchange rate fluctuations on cash and cash equivalents	(1,881)	(583)

Net increase in cash and cash equivalents	$53,992	$44,146

Our primary liquidity and capital resource needs are to service our debt, finance working capital, and to make capital expenditures and investments. At April 30, 2010, our primary sources of liquidity were cash and cash equivalents of $379.0 million as well as $25.0 million available to us under our revolving credit facility.

We believe that we have the financial resources to meet our business requirements for the next twelve months, including capital expenditures, working capital requirements, and future strategic investments, and to comply with our financial covenants.

Operating Activities

Net cash flow from operating activities was $76.0 million for the six months ended April 30, 2010.

Cash provided by operations before changes in working capital amounted to $70.4 million for the six months ended April 30, 2010 and consisted of $30.8 million of net income adjusted for $39.5 million of non-cash items consisting primarily of depreciation and amortization, stock-based compensation expense, and non-cash interest expense.

Changes in working capital resulted in a $5.6 million increase in cash and cash equivalents during the six months ended April 30, 2010. The main drivers of this increase were as follows:

•

A $23.2 million decrease in accounts receivable mainly due to the timing of billings and strong cash collections. Relative to the last quarter of fiscal 2009, we had a higher proportion of shipments in the early part of the current fiscal quarter ended April 30, 2010 which enabled us to collect more of our accounts receivable within the same quarter.

•

A $15.1 million increase in accounts payable and accrued expenses and other liabilities mainly due to an $11.4 million increase in accounts payable and a $5.9 million increase in customer deposits. The increase in accounts payable was largely due to increased inventory purchases and the timing of vendor invoices and payments. These increases were partially offset by a $1.3 million reduction in VAT payable.

Partially offset by:

•

A $24.0 million increase in prepaid and other assets mainly due to a $13.0 million increase in prepayments for consigned inventory, an $8.4 million increase in prepaid taxes and a $2.6 million increase in banker’s acceptances receivable.

•	A $14.2 million increase in inventories primarily due to expanding customer demand.

Investing Activities

Net cash used in investing activities was $20.3 million in the six months ended April 30, 2010, and primarily consisted of $11.7 million for the acquisition of the remaining minority interest of VTS, $5.0 million for the equity investment in Trunkbow, $3.6 million for purchases of property, plant and equipment and $1.5 million of capitalized software development costs, partially offset by $1.6 million of proceeds from disposal of property, plant and equipment.

Financing Activities

Net cash provided by financing activities was $0.2 million in the six months ended April 30, 2010 primarily consisting of $4.6 million of proceeds from issuance of common stock through employee equity incentive plans and $3.6 million of proceeds from advances against banker’s acceptances partially offset by $8.0 million of repayments of debt. The $8.0 million repayments of debt primarily consisted of $4.8 million used to repurchase a portion of our outstanding 1.375% Senior Convertible Notes and $2.5 million of Term B loan repayments.

Contractual Obligations

The following table summarizes our contractual obligations as of April 30, 2010 (in thousands):

	For the Fiscal Years Ending October 31,
	2010 (2)	2011	2012	2013	2014	Thereafter	Total
Term B Loan (including interest) (1)	$5,915	$11,660	$11,525	$217,605	$—	$—	$246,705
Senior convertible notes (including interest)	1,917	3,812	281,062	—	—	—	286,791
Capital lease obligations	71	141	53	—	—	—	265
Operating leases (3)	18,805	32,112	14,890	5,817	3,296	3,447	78,367
Minimum purchase obligations	92,542	7,422	—	—	—	—	99,964

Total	$119,250	$55,147	$307,530	$223,422	$3,296	$3,447	$712,092

(1)	Interest in the above table has been calculated using the rate in effect at April 30, 2010.

(2)	The 2010 balances represent the obligations for the remaining 6 months of fiscal year 2010.

(3)	Includes $46.5 million of operating lease commitments as a result of the acquisition of CCTM.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K, consist of forward foreign currency agreements described under Quantitative and Qualitative Disclosures about Market Risk. See Item 3.

Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements may be found in Note 1. Principles of Consolidation and Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which section is incorporated herein by reference.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

On an ongoing basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, inventory valuation, product returns reserves, allowance for doubtful accounts, warranty reserves, contingencies and litigation, income taxes, accounting for goodwill and long-lived assets, stock-based compensation, business combinations and restructuring. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There were no significant changes to our critical accounting policies except for inventories, during the three months ended April 30, 2010. For information about critical accounting policies, see Note 1. Principles of Consolidation and Summary of Significant Accounting Policies and Critical Accounting Policies and Estimates in our annual report on Form 10-K for the fiscal year ended October 31, 2009.

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

Interest Rates

We are exposed to interest rate risk related to our borrowings under the credit agreement we entered into on October 31, 2006. These borrowings generally bear interest based upon the one or three-month LIBOR rate. As of April 30, 2010, a 50 basis point increase in interest rates on our borrowings subject to variable interest rate fluctuations would increase our interest expense by approximately $1.1 million annually. We generally invest most of our cash in overnight and short-term instruments, which would earn more interest income if market interest rates rise and less interest income if market interest rates fall.

Foreign Currency Risk

A majority of our sales are made to customers outside the United States. A substantial portion of the net revenues we generate from such sales is denominated in currencies other than the U.S. dollar. Additionally, portions of our cost of net revenues and other operating expenses are incurred by our international operations and are denominated in local currencies. For consolidated reporting, revenue and expenses denominated in non-US currencies are translated to US dollars at average currency exchange rates for the period (“P&L Exposures”). Thus, even if foreign currency results were stable, fluctuating currency rates produce volatile reported results. We have made limited efforts to mitigate P&L Exposures by hedging with currency derivatives. As of April 30, 2010, we have no foreign exchange forward contracts designated as a cash flow hedge pursuant to ASC 815.

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

Our outstanding foreign exchange forward contracts as of April 30, 2010 are presented in the table below. All forward contracts are representative of the expected payments to be made under these instruments. The fair market value of the contracts represents the difference between the spot currency rate at April 30, 2010 and the contracted rate. All of these forward contracts mature within 35 days of April 30, 2010 (in thousands):

	Currency	Local Currency Contract Amount	Currency	Contracted Amount	Fair Market Value at April 30, 2010
Contracts to buy U.S. dollar
Argentine peso	ARS	(6,500)	USD	1,667	$—
Brazilian real	BRL	(6,500)	USD	3,652	(16)
Canadian dollar	CAD	(6,000)	USD	5,929	7
Chinese yuan	CNY	(80,000)	USD	11,768	(3)
British pound	GPB	(3,000)	USD	4,547	—
Euro	EUR	(22,200)	USD	29,190	37
Indian rupee	INR	(50,000)	USD	1,093	(26)

					$(1)
Contracts to sell U.S. dollar
Australian dollar	AUD	4,000	USD	(3,685)	(7)

					$(8)

As of April 30, 2010, our Balance Sheet Exposures amounted to $67.7 million and were partially offset by forward contracts with a notional amount of $61.5 million. Based on our net exposures as of April 30, 2010, a 10% movement in currency rates would result in a gain or loss of $0.6 million.

Hedging of our Balance Sheet Exposures may not always be effective to protect us against currency exchange rate fluctuations, particularly in the event of imprecise forecasts of non-U.S. denominated assets and liabilities. In addition, at times we have not fully hedged our Balance Sheet Exposures, leaving us at risk to foreign exchange gains and losses on the un-hedged amounts. Furthermore, historically we have not hedged our P&L Exposures. Accordingly, if there were an adverse movement in exchange rates, we might suffer significant losses. For instance, for the six months ended April 30, 2010 and 2009, we recorded $1.2 million of net foreign exchange losses and $4.3 million in net foreign exchange gains, respectively, despite our hedging activities.

Equity Price Risk

In June 2007, we sold $316.2 million aggregate principal amount of 1.375% Senior Convertible Notes due 2012 (the “Notes”) which may be converted prior to maturity into cash and shares of our common stock upon the occurrence of certain events. In April 2009, we repurchased and extinguished $33.5 million par value of our outstanding Notes. In December 2009, we repurchased and extinguished an additional $5.5 million par value of our outstanding Notes. As of April 30, 2010, the remaining par value of the Notes was $277.2 million. The conversion price of the Notes at issuance was approximately $44.02 per share. Upon conversion, we would pay the holder the cash value of the applicable number of shares of our common stock, up to the principal amount of the Notes. Amounts in excess of the principal amount, if any, would be paid in our common stock. Concurrently with the issuance of the Notes, we entered into note hedge transactions to reduce the financial impact from the conversion of the Notes and to mitigate any negative effect such conversion may have on the price of our common stock. We entered into the note hedge transactions with Lehman Brothers OTC Derivatives (“Lehman Derivatives”) and JP Morgan Chase Bank National Association, London Branch whereby we purchased options to purchase approximately 7.2 million shares of our common stock at a price of $44.02 per share and sold warrants to the same counterparties whereby they have the option to purchase 7.2 million shares of our common stock at a price of approximately $62.36.

The filing by Lehman Brothers of a voluntary Chapter 11 bankruptcy petition in September 2008 constituted an “event of default” under the note hedge transactions with Lehman Derivatives. On September 21, 2008, we delivered a notice of termination to Lehman Derivatives to cancel 3.6 million options we purchased.

Following the termination of the note hedge transaction with Lehman Derivatives and the repurchases and extinguishment of a portion of our outstanding Notes as described above, as of April 30, 2010, we held an option to purchase up to 3.1 million shares of our common stock at $44.02, and have outstanding warrants for 7.2 million shares of our common stock at $62.36. Therefore, there is no impact if the share price of our common stock is below $44.02. For every $1 increase in the share price of our common stock from $44.02 up to $62.36, we expect to issue the equivalent of $3.2 million in shares of our common stock (at the relevant share price). For every $1 increase in the share price of our common stock above $62.36, we will be required to issue the equivalent of $6.3 million in shares of our common stock.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of April 30, 2010.

Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Chief Financial Officer), our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2010, in light of the material weakness described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our disclosure controls and procedures were not effective as of October 31, 2009, due to a transaction-level material weakness in the design and operating effectiveness of controls related to income taxes. This material weakness has not been remedied, therefore, our management’s conclusion that, as of October 31, 2009, our internal control over financial reporting was not effective, remains in effect.

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

As described under Part I Item 4. Controls and Procedures in this Form 10-Q and under Item 9A. Controls and Procedures in our annual report on Form 10-K for the fiscal year ended October 31, 2009, our internal processes and controls continue to be ineffective because of a material weakness in control activities related to income taxes. This material weakness and other material weaknesses in our internal control over financial reporting contributed to our need to restate previously reported interim financial information for each of the first three quarters of our fiscal year ended October 31, 2007, and to the delays in the filing of our annual report on Form 10-K for fiscal year 2007. We also were unable to file our quarterly reports on Form 10-Q for our fiscal quarters ended January 31, 2008 and April 30, 2008 on a timely basis. We have implemented and intend to continue to implement a number of additional and enhanced processes and controls to improve our internal control over financial reporting.

As of April 30, 2010, we have not yet remediated our material weakness in control activities related to income taxes. If we are unsuccessful in adequately implementing improved controls, we may be unable to comply with Exchange Act Rules 13a-15 and 15d-15, which specify the processes and controls that public companies are required to have in place, and we may be unable to provide the executive certificates required by Exchange Act Rules 13a-15 and 15d-15 in our quarterly and annual reports. Even if we implement improved controls, these controls may not be sufficient to detect or prevent future errors in financial reporting. We have devoted additional resources to our financial control and reporting requirements, including hiring additional qualified employees in these areas. We may hire additional employees and may also engage additional consultants in these areas. Competition for qualified financial control and accounting professionals in the geographic areas in which we operate is keen and there can be no assurance that we will be able to hire and retain these individuals.

If recent weakened macroeconomic conditions or economic volatility persist or worsen, our business and results of operations could be adversely affected.

Since the latter half of 2008, the U.S. and international economy and financial markets have experienced significant slowdown and volatility due to uncertainties related to availability of credit, difficulties in the banking and financial services sectors, softness in the housing, retail and consumer markets, energy prices, severely diminished market liquidity, geopolitical conflicts, falling consumer confidence, increased rates of default and bankruptcy and rising unemployment rates. This slowdown resulted in reduced demand for our products, which in turn adversely impacted our revenues, business, financial condition and results of operations. In particular, the slowdown and volatility in the global markets resulted in softer demand in the financial and retail sectors, pricing pressures and more conservative purchasing decisions by customers, including a tendency toward lower-priced products and lower volume of purchases. In some countries where we do business, the weakened economy has lead to economic instability which negatively affected sales, an example of which is decreased purchasing power due to currency devaluations.

While a number of markets have shown signs of improvement and we have experienced some sequential growth in revenues and earnings in recent quarters, certain markets such as parts of southern Europe continue to experience weakened economic conditions. We cannot predict whether such improvements or growth will continue and any future decline in global conditions could negatively impact our business, operating results and financial condition. Continued volatility in market conditions make it difficult to forecast earnings and if we fail to meet our financial guidance or the expectations of investment analysts or investors in any period, the market price of our common stock could decline.

We depend on a limited number of customers, including distributors and resellers, for a large percentage of our System Solutions sales. If we do not effectively manage our relationships with them, our net revenues and operating results will suffer.

A significant percentage of our net revenues are attributable to a limited number of customers, including distributors and ISOs. For the fiscal quarter ended April 30, 2010, our ten largest customers accounted for approximately 28.7% of our net revenues. Although no individual customer accounted for more than 10% of net revenues in the fiscal quarter ended April 30, 2010, three customers accounted for approximately 15.9% of our net revenues in that period. If any of our large customers significantly reduces or delays purchases from us or if we are required to sell products to them at reduced prices or on other terms less favorable to us, our revenues and income could be materially adversely affected.

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

During the six months ended April 30, 2010 and 2009, approximately 61.9% and 63.0%, respectively, of our net revenues were generated outside of the United States. We expect our percentage of net revenues generated outside of the United States to increase over time, although volatility in individual markets may result in slower international growth in certain periods. Part of our strategy is to expand our penetration in existing foreign markets and to enter new foreign markets and in particular to enter new emerging markets. Our ability to penetrate some international markets may be limited due to different technical standards, protocols or product requirements. Expansion of our international business will require significant management attention and financial resources. Our international net revenues will depend on our continued success in the following areas:

•	securing commercial relationships to help establish our presence in new international markets;

•	hiring and training personnel capable of marketing, installing and integrating our solutions, supporting customers, and effectively managing operations in foreign countries;

•	localizing our solutions to target the specific needs and preferences of foreign customers, which may differ from our traditional customer base in the markets we currently serve;

•	building our brand name and awareness of our services among foreign customers in new international markets; and

•	implementing new systems, procedures, and controls to monitor our operations in new international markets.

In addition, we are subject to risks and costs associated with operating in foreign countries, including:

•	multiple, changing, and often inconsistent enforcement of laws and regulations;

•	satisfying local regulatory or industry imposed security or other certification requirements;

•	competition from existing market participants that may have a longer history in and greater familiarity with the international markets we enter;

•	tariffs and trade barriers;

•	laws and business practices that may favor local competitors;

•	fluctuations in currency exchange rates;

•	extended payment terms and the ability to collect accounts receivable;

•	economic and political instability in certain foreign countries;

•	imposition of limitations on conversion of foreign currencies into U.S. dollars or remittance of dividends and other payments by foreign subsidiaries;

•	changes in a specific country’s or region’s political or economic conditions; and

•	greater difficulty in safeguarding intellectual property in areas such as China, Russia, and Latin America.

Many of these factors typically become more prevalent during periods of economic stress; therefore, recent weakened global economic conditions may exacerbate certain of these risks. For example, we are subject to foreign currency risk and economic and political instability which can lead to significant and unpredictable volatility in currency rates, including significant currency devaluations, which may negatively impact our revenues, gross margins, results of operations and financial position. Although we engage in some hedging of our foreign currency exposures, we do not hedge all such exposures and our hedging arrangements may not always be effective. See Foreign Currency Risk under Item 3. Quantitative and Qualitative Disclosures About Market Risk in this Form 10-Q. In addition, compliance with foreign and U.S. laws and regulations that are applicable to our international operations is complex and may increase our cost of doing business in international jurisdictions and our international operations could expose us to fines and penalties if we fail to comply with these regulations. These laws and regulations include import and export requirements, exchange control regulations, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials. Although we have implemented policies and procedures designed to ensure compliance with these laws, there can be no assurance that our employees, contractors, and agents will not take actions in violation of our policies, particularly as we expand our operations through organic growth and acquisitions. For example, two of our Brazilian subsidiaries that were acquired as a part of the Lipman acquisition have been notified of a number of assessments regarding Brazilian customs penalties that relate to alleged infractions in the importation of goods as well as certain tax assessments and penalties. See Part II Item 1. Legal Proceedings of this Form 10-Q. Defending such assessments can be costly and divert management time. Any such violations could subject us to civil or criminal penalties, including the imposition of substantial fines and interest or prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our reputation, our brand, our international expansion efforts, our business, and negatively impact our operating results. In addition, if we fail to address the challenges and risks associated with international expansion and acquisition strategy, we may encounter difficulties implementing our strategy, which could impede our growth or harm our operating results.

Our solutions may have defects or experience field failures that could delay sales and collection of receivables, increase costs and result in claims against us.

We offer complex solutions that are susceptible to undetected hardware and software errors or failures. Solutions may experience failures when first introduced, as new versions are released, or at any time during their lifecycle. Defects may also arise from third-party components that we incorporate into our products, such as hardware modules, chipsets or battery cells. Any product recalls as a result of errors or failures could result in the loss of or delays in market acceptance of our solutions, adversely affect our business and reputation and increase our product costs which could negatively impact our margins, profitability and results of operations. Any significant returns or warranty claims for any of our products could result in significant additional costs to us and could adversely affect our results of operations. Our customers may also run third-party software applications on our electronic payment systems. Errors in third-party applications could adversely affect the performance of our solutions. Finally, our electronic payment systems may also experience field failures which we would not be able to determine or anticipate prior to occurrence of such failure. Field failure may result from usage with third-party issued payment cards, for example, if such usage generates excess electrostatic discharge.

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

We are exposed to credit risk with some of our customers and to credit exposures and currency controls in certain markets, which could result in material losses.

A significant portion of our sales are on an open credit basis, with typical payment terms of up to 60 days in the United States and, because of local customs or conditions, longer in some international markets. In the past, there have been bankruptcies among our customer base. Although credit losses have not been material to date, future losses, if incurred, could harm our business and have a materially adverse effect on our operating results and financial condition. Also, certain customers who are invoiced in U.S. dollars, such as those based in Venezuela, have experienced and may continue to experience difficulties in obtaining U.S. dollar currency due to local currency controls, and therefore may not be able to remit timely payment to us. Additionally, to the degree that the recent turmoil in the credit markets continue to make it more difficult for some customers to obtain financing or access U.S. dollar currency, our customers’ ability to pay could be adversely impacted, which in turn could have a material adverse impact on our business, cash flows, operating results and financial condition.

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

We may seek to acquire or make investments in related businesses, technologies, or products in the future. Acquisitions or investments involve various risks, such as:

•	the difficulty of integrating the technologies, operations, and personnel of the acquired business, technology or product;

•	the potential disruption of our ongoing business, including the diversion of management attention;

•	the possible inability to obtain the desired financial and strategic benefits from the acquisition or investment;

•	the loss of all or part of our investment;

•	loss of customers;

•	the risk that increasing complexity inherent in operating a larger business may impact the effectiveness of our internal controls and adversely affect our financial reporting processes;

•	assumption of unanticipated liabilities;

•	the loss of key employees of an acquired business; and

•	the possibility of our entering markets in which we have limited prior experience.

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

We have experienced rapid growth in recent years in our operations, and if we cannot adequately manage our growth, our results of operations will suffer.

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

We are subject to other legal and regulatory requirements, including a European Union directive that places restrictions on the use of hazardous substances (RoHS) in electronic equipment, a European Union directive on Waste Electrical and Electronic Equipment (WEEE), and the environmental regulations promulgated by China’s Ministry of Information Industry (China RoHS). RoHS sets a framework for producers’ obligations in relation to manufacturing (including the amounts of named hazardous substances contained in products sold) and WEEE sets a framework for treatment, labeling, recovery, and recycling of electronic products in the European Union which may require us to alter the manufacturing of the physical devices that include our solutions and/or require active steps to promote recycling of materials and components. In addition, similar legislation could be enacted in other jurisdictions, including in the United States. For example, climate change legislation in the United States is a significant topic of discussion and may generate federal or other regulatory responses in the near future. If we do not comply with environmental law and regulations such as the RoHS directives, WEEE directives and China RoHS, we may suffer a loss of revenue, be unable to sell in certain markets or countries, be subject to penalties and enforced fees, and/or suffer a competitive disadvantage. Furthermore, the costs to comply with RoHS, WEEE and China RoHS, or with current and future environmental and worker health and safety laws may have a material adverse effect on our business, results of operations and financial condition.

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

On October 31, 2006, our principal subsidiary, VeriFone, Inc., entered into a secured credit agreement consisting of a Term B Loan facility of $500.0 million and a revolving credit facility permitting borrowings of up to $40.0 million (the “Credit Facility”). The proceeds from the Term B loan were used to repay all outstanding amounts relating to an existing senior secured credit agreement, pay certain transaction costs, and partially fund the cash consideration in connection with the acquisition of Lipman on November 1, 2006. Through April 30, 2010, we had repaid an aggregate of $276.3 million, leaving a Term B Loan balance of $223.7 million at April 30, 2010.

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

We intend to fulfill our debt service obligations under our Credit Facility from existing cash, investments and operations. Principal payments on the Term B Loan are due in equal quarterly installments over the term with a maturity date of October 31, 2013. In the future, if we are unable to generate or raise additional cash sufficient to meet these obligations and need to use more of our existing cash than planned or to liquidate investments in order to fund these obligations, we may have to delay or curtail the development and/or the sales and marketing of new payment systems.

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

Our stock price has fluctuated substantially since our initial public offering in 2005 and more recently since the announcement of our anticipated restatement in December 2007 and during the recent turmoil in the worldwide financial markets. In addition to fluctuations related to Company-specific factors, broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuations in our stock price may include, among other things:

•	actual or anticipated variations in quarterly operating results;

•	changes in financial estimates by us or by any securities analysts who might cover our stock, or our failure to meet the estimates made by securities analysts;

•	changes in the market valuations of other companies operating in our industry;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

•	additions or departures of key personnel; and

•	sales or purchases of our common stock, including sales or purchases of our common stock by our directors and officers or by our principal stockholders.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following documents are filed as Exhibits to this report:

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIFONE SYSTEMS, INC.

By:	/s/ DOUGLAS G. BERGERON
Douglas G. Bergeron
Chief Executive Officer

By:	/s/ ROBERT DYKES
Robert Dykes
Senior Vice President and Chief Financial Officer

Date: June 4, 2010

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