Form 10-Q
period 2010-07-31
VERIFONE SYSTEMS, INC.
filed 2010-09-03
CIK 1312073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

At August 31, 2010, the number of shares outstanding of the registrant’s common stock, $0.01 par value was 85,830,150.

VERIFONE SYSTEMS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009 (1)	2010	2009 (1)
	(Unaudited)
	(In thousands, except per share data)
Net revenues:
System Solutions	$213,091	$182,198	$600,653	$541,619
Services	48,364	29,050	124,914	85,266

Total net revenues	261,455	211,248	725,567	626,885
Cost of net revenues:
System Solutions	138,330	123,032	384,428	372,984
Services	27,630	16,220	74,528	47,681

Total cost of net revenues	165,960	139,252	458,956	420,665

Gross profit	95,495	71,996	266,611	206,220
Operating expenses:
Research and development	18,888	15,554	53,799	48,450
Sales and marketing	24,145	17,079	67,035	53,701
General and administrative	21,327	8,506	61,488	57,471
Amortization of purchased intangible assets	3,544	4,835	11,641	15,533
Impairment of goodwill	—	—	—	175,512

Total operating expenses	67,904	45,974	193,963	350,667

Operating income (loss)	27,591	26,022	72,648	(144,447)
Interest expense	(7,468)	(2,427)	(21,856)	(19,217)
Interest income	334	259	888	1,275
Other income (expense), net	1,478	(4,686)	700	7,685

Income (loss) before income taxes	21,935	19,168	52,380	(154,704)
Provision for income taxes	3,396	2,621	2,995	592

Net income (loss)	$18,539	$16,547	$49,385	$(155,296)

Net income (loss) per share:
Basic	$0.22	$0.20	$0.58	$(1.84)

Diluted	$0.21	$0.20	$0.57	$(1.84)

Weighted average shares used in computing net income (loss) per share:
Basic	85,214	84,475	84,970	84,461

Diluted	87,671	84,565	87,272	84,461

(1)	Amounts for the three and nine months ended July 31, 2009 have been adjusted to reflect the retroactive application of ASC 470-20. See Note 4. Accounting Changes-Convertible Debt Instruments.

The accompanying Notes to Condensed Consolidated Financial Statements

are an integral part of these financial statements.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2010	October 31, 2009 (1)
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$400,462	$324,996
Accounts receivable, net of reserves of $4,671 and $4,556	137,705	157,357
Inventories	111,415	95,921
Deferred tax assets	7,534	7,393
Prepaid expenses and other current assets	59,826	36,526

Total current assets	716,942	622,193
Property, plant and equipment, net	45,671	46,978
Purchased intangible assets, net	40,163	52,974
Goodwill	155,501	150,845
Deferred tax assets	4,608	4,158
Debt issuance costs, net	5,643	7,393
Other assets	38,319	32,749

Total assets	$1,006,847	$917,290

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$71,252	$87,094
Income taxes payable	3,208	2,650
Accrued compensation	25,148	20,942
Accrued warranty	11,277	10,870
Deferred revenue, net	51,419	45,668
Deferred tax liabilities	1,632	408
Accrued expenses	10,636	7,844
Other current liabilities	90,183	64,478
Short-term debt	8,397	5,699

Total current liabilities	273,152	245,653
Accrued warranty	1,615	2,938
Deferred revenue, net	20,562	18,294
Long-term debt	465,292	463,165
Deferred tax liabilities	65,826	67,495
Other long-term liabilities	53,189	45,326

Total liabilities	879,636	842,871

Stockholders’ equity:
Preferred stock: 10,000 shares authorized as of July 31, 2010 and October 31, 2009; no shares issued and outstanding as of July 31, 2010 and October 31, 2009	—	—
Common stock: $0.01 par value, 200,000 shares authorized as of July 31, 2010 and October 31, 2009; 85,660 and 84,544 shares issued and outstanding as of July 31, 2010 and October 31, 2009	857	845
Additional paid-in capital	736,519	727,497
Accumulated deficit	(600,902)	(650,287)
Accumulated other comprehensive loss	(9,946)	(6,037)

Total stockholders’ equity	126,528	72,018
Noncontrolling interests	683	2,401

Total equity	127,211	74,419

Total liabilities and equity	$1,006,847	$917,290

(1)	Amounts as of October 31, 2009 were derived from the October 31, 2009 audited Consolidated Balance Sheets and have been adjusted to reflect the retroactive application of ASC 470-20. See Note 4. Accounting Changes-Convertible Debt Instruments.

The accompanying Notes to Condensed Consolidated Financial Statements

are an integral part of these financial statements.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended July 31,
	2010	2009 (1)
	(Unaudited) (In thousands)
Cash flows from operating activities
Net income (loss)	$49,385	$(155,296)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, net	35,660	45,561
Stock-based compensation	14,144	17,956
Non-cash interest expense	10,733	10,876
Impairment of goodwill	—	175,512
Gain on reversal of pre-acquisition contingencies	(613)	(14,870)
Gain on extinguishment of debt	(61)	(7,479)
Deferred income taxes	(1,036)	384
Other non-cash items	(1,202)	1,564

Net cash provided by operating activities before changes in working capital	107,010	74,208
Changes in operating assets and liabilities, net of effects of business acquisition:
Accounts receivable, net	31,310	(5,678)
Inventories	(15,294)	69,985
Prepaid expenses and other assets	(24,094)	13,483
Accounts payable	(16,319)	(6,375)
Income taxes payable	558	877
Accrued compensation	4,646	(1,004)
Accrued warranty	(916)	1,318
Deferred revenue, net	7,194	2,957
Accrued expenses and other liabilities	7,893	(22,421)

Net cash provided by operating activities	101,988	127,350

Cash flows from investing activities
Purchases of property, plant and equipment	(6,033)	(7,712)
Software development costs capitalized	(2,384)	(1,719)
Purchase of equity investment	(5,000)	—
Acquisitions of businesses, net of cash and cash equivalents acquired	(1,896)	(1,330)
Proceeds from disposals of property, plant and equipment	1,632	96

Net cash used in investing activities	(13,681)	(10,665)

Cash flows from financing activities
Proceeds from advances against banker’s acceptances	3,561	8,638
Repayments of debt and advances against banker’s acceptances	(9,536)	(32,481)
Acquisition of business — noncontrolling interest (2)	(11,740)	—
Proceeds from issuance of common stock through employee equity incentive plans	6,324	70
Other	—	14

Net cash used in financing activities	(11,391)	(23,759)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(1,450)	4,726

Net increase in cash and cash equivalents	75,466	97,652
Cash and cash equivalents, beginning of period	324,996	157,160

Cash and cash equivalents, end of period	$400,462	$254,812

Supplemental disclosures of cash flow information
Cash paid for interest	$9,078	$13,974

Cash paid for income taxes, net of refunds	$9,527	$294

(1)	Amounts for the nine months ended July 31, 2009 have been adjusted to reflect the retroactive application of ASC 470-20. See Note 4. Accounting Changes-Convertible Debt Instruments.

(2)	Amounts paid for the acquisition of a noncontrolling interest that were initially presented as cash flows from investing activities in our quarterly report on Form 10-Q for the fiscal period ended April 30, 2010 have been reclassified to cash flows from financing activities in the current period.

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

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended July 31, 2010 are not necessarily indicative of the results that may be expected for fiscal year ended October 31, 2010.

The Condensed Consolidated Balance Sheets at October 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the fiscal year ending October 31, 2009.

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

Summary of Significant Accounting Policies

Other than the following items, there have been no other changes to our significant accounting policies during the nine months ended July 31, 2010 as compared to the significant accounting policies described in our audited consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended October 31, 2009.

Consigned Inventories

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

Effective November 1, 2009, we adopted ASC 805 (formerly SFAS No. 141(R), Business Combinations). ASC 805 generally requires an entity to recognize the assets acquired, liabilities assumed, contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally are expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. ASC 805 is applicable to business combinations on a prospective basis beginning in the first quarter of fiscal year 2010. We applied ASC 805 to account for our acquisitions during fiscal year 2010.

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

Concentrations of Credit Risk

For the three and nine months ended July 31, 2010 and 2009, no customer accounted for more than 10% of our total net revenues. At July 31, 2010 and October 31, 2009, no customer accounted for more than 10% of our accounts receivable.

Reclassifications

Certain amounts reported in previous periods have been reclassified to conform to the current period presentation. The reclassifications did not affect previously reported revenues, total operating expense, operating income, net income, or total equity.

Recent Accounting Pronouncements

There have been no significant changes in accounting pronouncements from the recent accounting pronouncements described in our audited consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended October 31, 2009.

Note 2. Goodwill and Purchased Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	Nine Months Ended July 31, 2010	Year Ended October 31, 2009
Balance at beginning of period	$150,845	$321,903
Additions related to acquisition	6,803	—
Resolution of tax contingencies and adjustments to tax reserves and valuation allowance established in purchase accounting and tax benefits from exercise of vested stock options assumed	—	(5,366)
Goodwill impairment	—	(175,512)
Currency translation adjustments	(2,147)	9,820

Balance at end of period	$155,501	$150,845

Our review for potential indicators of impairment performed during the nine months ended July 31, 2010 did not result in any impairment of goodwill. In fiscal year 2009, we recorded impairment charges for the North America and Asia reporting units totaling $175.5 million.

Purchased Intangible Assets

Purchased intangible assets subject to amortization consisted of the following (in thousands):

	July 31, 2010			October 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed and core technology	$111,052	$(95,713)	$15,339	$159,903	$(130,736)	$29,167
Trade name	2,692	(561)	2,131	24,917	(22,584)	2,333
Internal use software	5,044	(3,340)	1,704	5,143	(2,745)	2,398
Customer relationships	90,526	(69,537)	20,989	94,750	(75,674)	19,076

	$209,314	$(169,151)	$40,163	$284,713	$(231,739)	$52,974

Amortization of purchased intangible assets for the three and nine months ended July 31, 2010 and 2009 was allocated as follows (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
Included in cost of net revenues	$5,124	$5,184	$15,259	$15,493
Included in operating expenses	3,544	4,835	11,641	15,533

	$8,668	$10,019	$26,900	$31,026

Estimated future amortization expense of purchased intangible assets recorded as of July 31, 2010 is as follows (in thousands):

Fiscal Years Ending October 31:	Cost of Net Revenues	Operating Expenses	Total
2010 (remaining 3 months)	$4,502	$2,789	$7,291
2011	9,328	5,687	15,015
2012	337	3,249	3,586
2013	337	2,984	3,321
2014	236	2,962	3,198
Thereafter	599	7,153	7,752

	$15,339	$24,824	$40,163

Note 3. Balance Sheets and Statements of Operations Details

Inventories

Inventories consisted of the following (in thousands):

	July 31, 2010	October 31, 2009
Raw materials	$25,171	$34,955
Work-in-process	726	1,155
Finished goods	85,518	59,811

	$111,415	$95,921

Restricted Cash

We had $1.7 million and $2.1 million of restricted cash as of July 31, 2010 and October 31, 2009, respectively. The restricted cash balances were mainly comprised of pledged deposits for bank guarantees to customers. As of July 31, 2010, the restricted cash balance was included in Other Assets in the Condensed Consolidated Balance Sheets. As of October 31, 2009, $1.7 million of the restricted cash balance was included in Other Assets and the remaining $0.4 million was included in Prepaid Expenses and Other Current Assets in the Condensed Consolidated Balance Sheets.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	July 31, 2010	October 31, 2009
Prepaid taxes	$19,599	$15,382
Other prepaid expenses	31,294	10,585
Other receivables	5,422	3,293
Other	3,511	7,266

	$59,826	$36,526

Accrued Warranty

Activity related to accrued warranty consisted of the following (in thousands):

	Nine Months Ended July 31, 2010	Year Ended October 31, 2009
Balance at beginning of period	$13,808	$10,017
Warranty charged to cost of net revenues	1,555	7,886
Utilization of warranty	(6,828)	(9,038)
Change in estimates	4,357	4,943

Balance at end of period	12,892	13,808
Less current portion	(11,277)	(10,870)

Long-term portion	$1,615	$2,938

Deferred Revenue, net

Deferred revenue, net consisted of the following (in thousands):

	July 31, 2010	October 31, 2009
Deferred revenue	$85,066	$77,919
Deferred cost of revenue	(13,085)	(13,957)

	71,981	63,962
Less current portion	(51,419)	(45,668)

Long-term portion	$20,562	$18,294

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	July 31, 2010	October 31, 2009
Other tax liabilities	$32,027	$34,655
Accrued interest	977	2,122
Accounts payable related accruals	17,190	15,368
Unfavorable lease contracts accrual	14,767	—
Accrued legal and audit fees	3,181	1,541
Customer deposits	11,467	4,068
Other	10,574	6,724

Total other current liabilities	$90,183	$64,478

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	July 31, 2010	October 31, 2009
Other tax liabilities	$30,216	$32,555
Unfavorable lease contracts accrual	6,467	—
Deferred acquisition consideration payable	4,885	—
Other liabilities	11,621	12,771

Total other long-term liabilities	$53,189	$45,326

Other Income (Expense), net

Other income (expense), net consisted of the following (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009 (1)	2010	2009 (1)
Foreign currency transaction gains/(losses), net	$1,597	$(1,850)	$(1,798)	$4,683
Foreign exchange forward contract gains/(losses), net	(827)	(3,012)	1,321	(5,285)
Gain on extinguishment of debt	—	—	61	7,479
Other, net	708	176	1,116	808

	$1,478	$(4,686)	$700	$7,685

(1)	Amounts for the three and nine months ended July 31, 2009 have been adjusted to reflect the retroactive application of ASC 470-20. See Note 4. Accounting Changes-Convertible Debt Instruments.

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

The effect of retroactive application of ASC 470-20 on our accumulated deficit as of October 31, 2009 was an increase of $8.3 million. For the three and nine months ended July 31, 2010, the effect of applying the provisions of ASC 470-20 was an increase in non-cash interest expense of approximately $3.7 million and $10.7 million, respectively, which represents accretion of the unamortized debt discount associated with the Notes.

The following tables represent other information related to the Notes in accordance with the disclosure requirements of ASC 470-20. Information related to the equity and debt components is as follows (in thousands):

	July 31, 2010	October 31, 2009
Accounting amount of the equity component	$77,903	$78,096

Carrying amount of the Notes	$277,250	$282,750
Unamortized discount (1)	(29,525)	(41,000)

Net carrying amount	$247,725	$241,750

(1)	As of July 31, 2010, the remaining period over which the unamortized discount will be amortized is 23 months.

A summary of interest expense of the Notes for the three and nine months ended July 31, 2010 and 2009 is as follows (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
Interest expense related to contractual interest coupon	$953	$972	$2,871	$3,124
Interest expense related to amortization of discount	3,665	3,511	10,716	10,876

Total interest cost recognized	$4,618	$4,483	$13,587	$14,000

The following tables show the financial statement line items affected by the retroactive application of ASC 470-20 for the periods indicated (in thousands, except per share data):

	Years Ended October 31,
	2009			2008
	As Reported	ASC 470-20 Adjustments	As Adjusted	As Reported	ASC 470-20 Adjustments	As Adjusted
Interest expense	$(12,481)	$(13,995)	$(26,476)	$(28,413)	$(13,796)	$(42,209)
Other income (expense), net	11,340	(5,624)	5,716	(13,181)	—	(13,181)
Loss before income taxes	(128,590)	(19,619)	(148,209)	(351,438)	(13,796)	(365,234)
Provision for income taxes	9,246	—	9,246	73,884	(28,046)	45,838
Net loss	(137,836)	(19,619)	(157,455)	(425,322)	14,250	(411,072)
Net loss per share:
Basic and diluted net loss per share	$(1.63)		$(1.86)	$(5.05)		$(4.88)
Weighted average shares used in computing net loss per share:
Basic and diluted	84,473		84,473	84,220		84,220

	Three Months Ended July 31, 2009			Nine Months Ended July 31, 2009
	As Reported	ASC 470-20 Adjustments	As Adjusted	As Reported	ASC 470-20 Adjustments	As Adjusted
Interest expense	$988	$(3,415)	$(2,427)	$(8,658)	$(10,559)	$(19,217)
Other income (expense), net	(4,686)	—	(4,686)	13,309	(5,624)	7,685
Income (loss) before income taxes	22,583	(3,415)	19,168	(138,521)	(16,183)	(154,704)
Provision (benefit) for income taxes	673	1,948	2,621	3,002	(2,410)	592
Net income (loss)	21,910	(5,363)	16,547	(141,523)	(13,773)	(155,296)
Net income (loss) per share:
Basic and diluted net income (loss) per share	$0.26		$0.20	$(1.68)		$(1.84)
Weighted average shares used in computing net income (loss) per share:
Basic	84,475		84,475	84,461		84,461
Diluted	84,565		84,565	84,461		84,461

	As of October 31, 2009
	As Reported	ASC 470-20 Adjustments	As Adjusted
Assets:
Deferred tax assets-current	$7,982	$(589)	$7,393
Debt issuance costs	8,424	(1,031)	7,393
Total assets	918,910	(1,620)	917,290
Liabilities:
Deferred tax liabilities-long-term	68,084	(589)	67,495
Long-term debt, less current portion (1)	504,165	(41,000)	463,165
Stockholders’ equity:
Additional paid-in capital (2)	679,250	48,247	727,497
Accumulated deficit (3)	(642,009)	(8,278)	(650,287)
Total liabilities and equity	$918,910	$(1,620)	$917,290

(1)	The adjustment to long-term debt as of October 31, 2009 includes the discount determined as of the original issuance date of the Notes ($80.2 million), less amortization of the discount from the issuance date ($33.5 million) and the amount of debt discount written-off in connection with the April 2009 repurchase of the Notes allocated to the debt component ($5.7 million).

(2)	The adjustment to additional paid-in capital at October 31, 2009 includes the discount determined as of the original issuance date of the Notes ($80.2 million) less deferred tax assets ($29.9 million) and the portion of the original debt issuance costs allocated to equity ($2.1 million).

(3)	The adjustment to accumulated deficit at October 31, 2009 includes the amortization of the discount from the issuance date ($33.5 million) and an adjustment to the previously reported gain on the April 2009 repurchase of the Notes ($5.7 million) less a valuation allowance for deferred tax on the equity component ($29.9 million) and the reduction in debt issuance costs amortization for the portion allocated to equity at the date of issuance ($1.0 million).

Note 5. Financings

Our financings as of July 31, 2010 and October 31, 2009 consisted of the following (in thousands):

	July 31, 2010	October 31, 2009 (1)
Term B Loan	$222,500	$226,250
Senior convertible notes	247,725	241,750
Banker’s acceptances	3,309	—
Other	155	864

Total	473,689	468,864
Less current portion	(8,397)	(5,699)

Long-term portion	$465,292	$463,165

(1)	Amounts as of October 31, 2009 have been adjusted to reflect the retroactive application of ASC 470-20. See Note 4. Accounting Changes-Convertible Debt Instruments.

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

The Term B loan bears interest at 2.75% over the applicable LIBOR rate. The interest rate was 3.07% and 3.00% as of July 31, 2010 and October 31, 2009, respectively. The outstanding balance of the Term B loan was $222.5 million and $226.3 million as of July 31, 2010 and October 31, 2009, respectively. We repaid an aggregate of $3.8 million during the first nine months of fiscal year 2010.

The revolving loan credit facility bears interest at 2.00% over the applicable LIBOR rate. The interest rate was 2.32% and 2.25% as of July 31, 2010 and October 31, 2009, respectively. As of July 31, 2010 and October 31, 2009, no amounts were outstanding under the revolving loan.

The terms of the Credit Facility require us to comply with financial covenants, including maintaining leverage and fixed charge coverage ratios at the end of each fiscal quarter. As of July 31, 2010, we were required to maintain a total leverage ratio of not greater than 3.5 to 1.0 and a fixed charge coverage ratio of at least 2.0 to 1.0. We were in compliance with our financial and non-financial covenants as of July 31, 2010 and October 31, 2009.

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

In December 2009, we repurchased and extinguished $5.5 million par value of our outstanding Notes for $4.8 million, excluding accrued interest. We recorded a $0.1 million gain in accordance with ASC 470-20. As of July 31, 2010, the remaining par value of the Notes outstanding was $277.3 million.

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

As of July 31, 2010, none of the conditions allowing holders of the Notes to convert had been met. If a fundamental change, as defined in the Indenture, occurs prior to the maturity date, holders of the Notes may require us to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest (including additional interest, if any) up to, but excluding, the repurchase date.

In connection with the offering of the Notes, we entered into note hedge transactions with affiliates of the initial purchasers (the “counterparties”), consisting of Lehman Brothers OTC Derivatives (“Lehman Derivatives”) and JPMorgan Chase Bank, National Association, London Branch, whereby we have the option to purchase up to 7.2 million shares of our common stock at a price of approximately $44.02 per share. The note hedge transactions are set to expire on the earlier of the last day on which any Notes remain outstanding and June 14, 2012. The filing by Lehman Brothers of a voluntary Chapter 11 bankruptcy petition in September 2008 constituted an “event of default” under the note hedge transaction with Lehman Derivatives and the related guaranty by Lehman Brothers, giving us the immediate right to terminate the note hedge transaction and entitling us to claim reimbursement for the loss incurred in terminating and closing out the transaction. Lehman Derivatives and Lehman Brothers’ ability to perform their obligations under the note hedge transaction is unclear. To date we have not recovered any amounts or reimbursement related to the note hedge transactions with Lehman Derivatives and there can be no assurance we will ever receive any amounts, reimbursement or recovery related to the obligations of Lehman Derivatives and Lehman Brothers with respect to this note hedge transaction.

Excluding the note hedge transaction with Lehman Derivatives and the repurchases and extinguishment of a portion of our outstanding Notes as described above, as of July 31, 2010, we held an option to purchase up to 3.1 million shares of our common stock at $44.02.

In addition, we sold warrants to the counterparties whereby they have the option to purchase up to approximately 7.2 million shares of VeriFone common stock at a price of $62.356 per share. We received approximately $31.2 million in cash proceeds from the sale of these warrants. The warrants expire progressively from December 19, 2013 to February 3, 2014.

The cost of the note hedge transactions was approximately $80.2 million. The cost incurred in connection with the note hedge transactions and the proceeds from the sale of the warrants, are included as a net reduction in additional paid-in capital in the accompanying Condensed Consolidated Balance Sheets as of July 31, 2010 and October 31, 2009, in accordance with the guidance in ASC 815-40 Derivatives and Hedging-Contracts in Entity’s Own Equity.

Banker’s Acceptances

We received $3.6 million as advances against banker’s acceptances in the three months ended April 30, 2010, which was recorded as short-term debt. We repaid $0.3 million of the advances during the three months ended July 31, 2010, and the remaining balance is expected to be repaid by the end of fiscal year 2010.

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

The following table presents our assets and liabilities that were measured at fair value on a recurring basis as of July 31, 2010 and October 31, 2009, classified by the level within the fair value hierarchy (in thousands):

	July 31, 2010
	Carrying Value	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$182,087	$182,087	$—	$—
Israeli severance funds	1,918	—	1,918	—
Foreign exchange forward contracts	14	—	14	—

Total assets measured and recorded at fair value	$184,019	$182,087	$1,932	$—

Liabilities
Foreign exchange forward contracts	$20	$—	$20	$—

Total liabilities measured and recorded at fair value	$20	$—	$20	$—

	October 31, 2009
	Carrying Value	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$123,348	$123,348	$—	$—
Israeli severance funds	2,420	—	2,420	—
Foreign exchange forward contracts	189	—	189	—

Total assets measured and recorded at fair value	$125,957	$123,348	$2,609	$—

Liabilities
Foreign exchange forward contracts	$16	$—	$16	$—

Total liabilities measured and recorded at fair value	$16	$—	$16	$—

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

Fair Value of Other Financial Instruments

Financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, long-term debt, foreign exchange forward contracts and Israeli severance funds. The estimated fair value of cash, accounts receivable, and accounts payable approximates their carrying value. Cash equivalents, foreign exchange forward contracts, and Israeli severance funds are recorded at fair value based on the quoted market prices and other observable date of similar instrument in active markets. The estimated fair value of long-term debt related to the Term B loan approximates the carrying value since the rate of interest on the long-term debt adjusts to market rates on a periodic basis. The fair value of the 1.375% Senior Convertible Notes as of July 31, 2010 was $259.2 million based on the closing trading price of the day.

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

We had no cash flow hedges as of July 31, 2010. No cash flow hedges were discontinued during the three and nine months ended July 31, 2010.

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

As of July 31, 2010, the notional amounts of the forward contracts we held to purchase and sell U.S. Dollars in exchange for other major international currencies were $69.3 million and $6.2 million, respectively. As of October 31, 2009, the notional amounts of the forward contracts we held to purchase and sell U.S. Dollars in exchange for other major international currencies were $50.9 million and $13.9 million, respectively.

The following table presents the fair value of our outstanding derivative instruments as of July 31, 2010 and October 31, 2009 (in thousands):

		Fair Value of Financial Instruments
	Balance Sheet Location	July 31, 2010	October 31, 2009
Derivative Assets
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$––	$26
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	14	163

Total		$14	$189

Derivative Liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current liabilities	$––	$––
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current liabilities	20	16

Total		$20	$16

The effects of derivative instruments designated as cash flow hedges on income and AOCI for the three and nine months ended July 31, 2010 and 2009 are summarized below (in thousands):

	Losses Recognized in AOCI on Derivatives Before Tax Effect (Effective Portion)
	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
Foreign exchange forward contracts	$—	$(52)	$—	$(168)

Total	$—	$(52)	$—	$(168)

		Losses Reclassified from AOCI into Income (Effective Portion)
	Location	Three Months Ended July 31,		Nine Months Ended July 31,
		2010	2009	2010	2009
Foreign exchange forward contracts	Cost of net revenues- System Solutions	$—	$(98)	$(82)	$(168)

Total		$—	$(98)	$(82)	$(168)

		Losses Recognized in Income on Derivatives (Ineffective Portion)
	Location	Three Months Ended July 31,		Nine Months Ended July 31,
		2010	2009	2010	2009
Foreign exchange forward contracts	Other income (expense), net	$—	$(29)	$(9)	$(196)

Total		$—	$(29)	$(9)	$(196)

The effects of derivatives instruments not designated as hedging instruments on income are summarized as follows (in thousands):

		Gains (Losses) Recognized in Income on Derivatives
	Location	Three Months Ended July 31,		Nine Months Ended July 31,
		2010	2009	2010	2009
Foreign exchange forward contracts	Other income (expense), net	$(827)	$(2,983)	$1,330	$(5,089)

Total		$(827)	$(2,983)	$1,330	$(5,089)

Note 8. Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009 (1)	2010	2009 (1)
Net income (loss)	$18,539	$16,547	$49,385	$(155,296)
Other comprehensive income (loss):
Foreign currency translation adjustments	(123)	9,276	(3,991)	1,390
Changes in unrealized losses on cash flow hedges, net of taxes	—	46	82	9

Comprehensive income (loss)	$18,416	$25,869	$45,476	$(153,897)

(1)	Amounts for the three and nine months ended July 31, 2009 have been adjusted to reflect the retroactive application of ASC 470-20. See Note 4. Accounting Changes-Convertible Debt Instruments.

Note 9. Income Taxes

We recorded income tax provisions of $3.4 million and $3.0 million for the three and nine months ended July 31, 2010, respectively. For the three and nine months ended July 31, 2009, we previously recorded tax provisions of $0.7 million and $3.0 million, respectively. Following the adoption of ASC 470-20 in the first quarter of fiscal year 2010, we increased the tax provision for the three months ended July 31, 2009 to $2.6 million and we reduced the tax provision for the nine months ended July 31, 2009 to $0.6 million. The effective tax rate for the three and nine months ended July 31, 2010 is lower than the U.S. statutory tax rate due to earnings in countries where we are taxed at lower rates compared to the U.S. federal and state statutory rates, utilization of previously unbenefitted U.S. tax attributes and reversal of uncertain tax position liabilities as statutes of limitations expired or where matters have been resolved. The discrete item reversal of uncertain tax position liabilities and related interest is approximately $2.8 million, partially offset by an interest accrual associated with uncertain tax positions for the nine months ended July 31, 2010.

As of July 31, 2010, we remain in a net deferred tax liability position. The realization of our deferred tax assets depends primarily on our ability to generate sufficient U.S. and foreign taxable income in future periods. We have determined that it is not more likely than not the deferred tax assets in the U.S. and certain foreign jurisdictions will be realized. Therefore we continue to record a full valuation allowance against these assets as of July 31, 2010. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters as we reevaluate the underlying basis for our estimates of future domestic and certain foreign taxable income.

We are currently under audit by the Internal Revenue Service (“IRS”) for our fiscal years 2003 to 2004 and we have been notified they will also audit fiscal year 2006. Although we believe we have correctly provided income taxes for the years subject to audit, the IRS may adopt different interpretations, which if not resolved in our favor, could result in a significant impact on our provision for income taxes. We have not yet received any final determinations with respect to this audit, although certain adjustments have been agreed with the IRS, none of which have a material impact to the current period income tax provision. Some of our subsidiaries are also under audit by the Israeli tax authorities for calendar years 2005 to 2008 and the Mexican tax authorities for calendar year 2007. With few exceptions, we are no longer subject to tax examination outside of the U.S. for periods prior to 2000.

We finalized the terms and conditions of the Singapore Pioneer Tax Holiday for fiscal years 2006 through 2011. We expect to maintain our Pioneer status tax rate of 0% in Singapore through the holiday period.

We have recorded our uncertain tax position liability as a long-term liability as we do not expect significant payments to occur over the next 12 months. Our existing tax positions will continue to generate an increase in liabilities for uncertain tax positions. We will continue to recognize interest and penalties related to income tax matters as income tax expense. The amount of unrecognized tax positions could be reduced upon closure of tax examinations or if the statute of limitations on certain tax filings expire without assessment from the tax authorities. We believe that it is reasonably possible that there could be a reduction in unrecognized tax benefits due to statute of limitation expirations in multiple tax jurisdictions during the next 12 months of approximately $8.0 million. Interest and penalties accrued on these uncertain tax positions will also be released upon the expiration of statutes of limitations.

Note 10. Stockholders’ Equity

We grant stock awards pursuant to stockholder approved stock option plans. We maintain certain equity incentive plans, as described in detail in Note 9. Stockholders’ Equity of Notes to Consolidated Financial Statements in our annual report on Form 10-K for the fiscal year ended October 31, 2009. All stock options, restricted stock units (“RSUs”) and restricted stock granted during the three and nine months ended July 31, 2010 were granted under the 2006 Equity Incentive Plan, as amended.

Valuation Assumptions

We estimate the grant-date fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of ASC 718 Compensation-Stock Compensation, using the weighted-average assumptions noted in the following table:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
Expected term of the options (in years)	4.0	4.0	4.0	4.0
Risk-free interest rate	1.4%	2.0%	1.5%	2.1%
Expected stock price volatility	69.6%	68.4%	69.6%	63.9%
Expected dividend rate	0.0%	0.0%	0.0%	0.0%

Stock-based Compensation

The following table presents the stock-based compensation expense recognized in accordance with ASC 718 during the three and nine months ended July 31, 2010 and 2009 (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
Cost of net revenues	$313	$474	$721	$1,199
Research and development	659	1,199	1,926	3,694
Sales and marketing	2,201	2,042	6,044	5,690
General and administrative	2,289	1,631	5,453	7,373

Total stock-based compensation	$5,462	$5,346	$14,144	$17,956

As of July 31, 2010, total unrecognized compensation expense adjusted for estimated forfeitures related to unvested stock options, and RSUs and restricted stock was $40.4 million and $11.7 million, respectively, which is expected to be recognized over the remaining weighted-average vesting periods of 2.8 years for stock options and 2.6 years for RSUs and restricted stock.

Equity Award Activity

Stock option activity for the nine months ended July 31, 2010, was as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at October 31, 2009	12,049	$18.06
Granted	1,361	19.28
Options exchange-granted (1)	1,475	14.29
Exercised	(794)	7.96
Options exchange-cancelled (1)	(3,322)	31.96
Cancelled	(146)	12.28
Expired	(301)	28.30

Balance at July 31, 2010	10,322	$13.77	5.4	$94,308

Vested or expected to vest at July 31, 2010	9,444	$13.86	5.3	$86,302

Exercisable at July 31, 2010	3,149	$17.14	4.0	$24,342

(1)	Represents options granted and cancelled in connection with the Offer to Exchange as described below.

The weighted average fair value of options granted, excluding options exchanged, during the nine months ended July 31, 2010 and 2009 was $10.19 and $3.52, respectively. The total intrinsic value of options exercised was $8.6 million and $0.1 million during the nine months ended July 31, 2010 and 2009, respectively.

In November 2009, we completed an offer to exchange certain options to purchase shares of our common stock, par value $0.01 per share, for a lesser number of replacement options to purchase shares of common stock (the “Offer to Exchange”). The Offer to Exchange expired on November 6, 2009. Pursuant to the terms and conditions of the Offer to Exchange, we accepted for cancellation eligible options covering 3,322,075 shares of our common stock, representing approximately 74.5% of the total shares of common stock underlying options eligible for exchange. All surrendered options were cancelled as of November 6, 2009. We issued replacement options covering 1,474,970 shares of our common stock in exchange for the eligible options tendered and accepted in the Offer to Exchange. The exercise price of the replacement options is $14.29, which was the closing price of our common stock on November 6, 2009 as reported on the New York Stock Exchange. The Offer to Exchange was structured as a value-for-value exchange.

The following table summarizes RSU and restricted stock activity for the nine months ended July 31, 2010:

	Shares (in thousands)	Aggregate Intrinsic Value (in thousands)
Outstanding at October 31, 2009	47
Granted	994
Vested	(32)

Outstanding at July 31, 2010	1,009	$22,058

Expected to vest at July 31, 2010	961	$21,017

The weighted-average grant date fair value per share of RSUs and restricted stock granted during the nine months ended July 31, 2010 and 2009 was $18.20 and $5.30, respectively. The total fair value of RSUs that vested in the nine months ended July 31, 2010 and 2009 was $0.5 million and $0.1 million, respectively.

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

The following details the computation of the net income (loss) per common share (in thousands, except per share data):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009 (1)	2010	2009 (1)
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$18,539	$16,547	$49,385	$(155,296)

Denominator:
Weighted average common stock outstanding	85,214	84,475	84,970	84,461
Weighted average effect of dilutive securities:
Stock options, RSUs and restricted stock	2,457	90	2,302	—

Weighted average shares diluted	87,671	84,565	87,272	84,461

Net income (loss) per share:
Basic	$0.22	$0.20	$0.58	$(1.84)

Diluted	$0.21	$0.20	$0.57	$(1.84)

(1)	Amounts for the three and nine months ended July 31, 2009 have been adjusted to reflect the retroactive application of ASC 470-20. See Note 4. Accounting Changes-Convertible Debt Instruments.

For the three months and nine ended July 31, 2010 stock awards to purchase 3.9 million shares of common stock were excluded from the calculation of earnings per share as they were anti-dilutive. For the three and nine months ended July 31, 2009, stock awards to purchase 9.9 million and 12.0 million, respectively, shares of common stock were excluded from the calculation of earnings per share as they were anti-dilutive. These awards could be included in the calculation in the future if the market value of the common shares increases.

The Notes are considered to be Instrument C securities as defined by ASC 815-15-55-18 (formerly EITF No. 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion), therefore, only the conversion spread relating to the Notes is included in our diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread of the Notes has a dilutive effect when the average share price of our common stock during the period exceeds $44.02. The average share price of our common stock during the three and nine months ended July 31, 2010 and 2009 did not exceed $44.02, therefore the effect of the Notes was anti-dilutive for those periods.

Warrants to purchase 7.2 million shares of our common stock were outstanding at July 31, 2010 and October 31, 2009 but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the average share price of our common stock during the three and nine months ended July 31, 2010 and 2009; therefore, the effect of the warrants was anti-dilutive for those periods.

Note 12. Commitments and Contingencies

Commitments

We lease certain facilities under non-cancelable operating leases that contain free rent periods, leasehold improvement rebates and/or rent escalation clauses. Rent expense under these leases has been recorded on a straight-line basis over the lease term. We are committed to pay a portion of the related actual operating expenses under certain of these lease agreements. These operating expenses are not included in the table below. The difference between amounts paid and rent expense is recorded as deferred rent and the short-term and long-term portions are included in Other Current Liabilities and Other Long-term Liabilities, respectively, in the Condensed Consolidated Balance Sheets. Additionally, we sublease certain real property to third parties.

In connection with the acquisition of Clear Channel Taxi Media, LLC (“CCTM”) in December 2009, we assumed approximately $52.2 million of non-cancelable operating leases which mainly represent future payments for the rights to place advertising on taxicabs. As of July 31, 2010, the remaining outstanding obligations for these non-cancelable operating leases were $39.8 million.

Future minimum lease payments, including CCTM, and sublease rental income under these leases as of July 31, 2010, were as follows (in thousands):

Fiscal Years Ending October 31:	Minimum Lease Payments	Sublease Rental Income	Net Minimum Lease Payments
2010 (remaining 3 months)	$9,828	$(70)	$9,758
2011	33,788	(297)	33,491
2012	16,526	(306)	16,220
2013	7,231	(316)	6,915
2014	3,563	(326)	3,237
Thereafter	3,591	(595)	2,996

Total	$74,527	$(1,910)	$72,617

Manufacturing Agreements

We work on a purchase order basis with third-party contract manufacturers with facilities in China, Singapore, Israel and Brazil, and component suppliers located throughout the world to supply nearly all of our finished goods inventories, spare parts, and accessories. We generally provide each such supplier with a purchase order to cover the manufacturing requirements, which constitutes a binding commitment by us to purchase materials and finished goods produced by the manufacturer as specified in the purchase order. These purchase orders are generally considered to be non-cancellable and are expected to be paid within one year of the issuance date. As of July 31, 2010, the amount of purchase commitments issued to contract manufacturers and component suppliers totaled approximately $77.0 million. Of this amount, $3.8 million has been recorded in Other Current Liabilities in the accompanying Condensed Consolidated Balance Sheets as of July 31, 2010 because these commitments are not expected to have future value to us.

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

Contingencies

Accrued Warranty

We provide reserves for the estimated costs of product warranty obligations based on a number of factors including the size of the installed base of products subject to warranty protection, historical and projected warranty claim rates, historical and projected costs associated with claims, and knowledge of specific product failures that are outside of our typical experience. We assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary based on our actual experience and any changes in future estimates. As of July 31, 2010, our warranty accrual included product specific warranty accruals of approximately $2.8 million related to specific issues with our products. The amount accrued represents our best estimate of the costs expected to be incurred based on currently available information. We may incur additional warranty expense related to these products in future periods.

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

In the Vitória tax assessment, the fines were reduced from 4.7 million Brazilian reais (approximately $2.6 million) to 1.5 million Brazilian reais (approximately $0.8 million) on a first level administrative decision on January 26, 2007. Both the tax authorities and we filed appeals of the first level administrative decision. In this appeal, we argued that the tax authorities did not have enough evidence to determine that the import transactions were indeed fraudulent and that, even if there were some irregularities in such importations, they could not be deemed to be our responsibility since all the transactions were performed by the third-party importer of the goods. On June 30, 2010, the Taxpayers Administrative Council of Tax Appeals decided to reinstate the original claim amount of 4.7 million Brazilian reais (approximately $2.6 million) against us. A formal ruling on the decision of the Administrative Council has not yet been issued. Once a formal ruling is issued by the Administrative Council, we will decide whether or not to appeal to the judicial level. Based on our current understanding of the underlying facts, we believe that it is probable that our Brazilian subsidiary will be required to pay some amount of fines. At July 31, 2010, we have accrued 4.7 million Brazilian reais (approximately $2.6 million) for this matter, excluding interest, which we believe is the probable payment.

On July 12, 2007, we were notified of a first administrative level decision rendered in the São Paulo tax assessment, which maintained the total fine of 20.2 million Brazilian reais (approximately $11.5 million) as imposed. On August 10, 2007, we appealed the first administrative level decision to the Taxpayers Council. A hearing was held on August 12, 2008 before the Taxpayers Council, and on October 14, 2008, the Taxpayers Council granted our appeal and dismissed the São Paulo assessment based upon the assessment being erroneously calculated on the value of the sale of the products in question to end customers in the local market rather than on the declared importation value of such products. We were subsequently notified of the Taxpayers Council’s decision and the case was dismissed on May 19, 2009. In August 2009, the Brazilian tax authorities requested additional materials from us. In October 2009, we received a revised assessment in this matter of 1.9 million Brazilian reais (approximately $1.1 million). On May 20, 2010, we were notified of a first level decision canceling the revised tax assessment. This decision is currently pending second level review and, as of July 31, 2010, we have retained an accrual for this matter pending the second level review. In addition, pursuant to a contingency legal representation agreement entered into between one of our Brazilian subsidiaries (prior to the Lipman acquisition) and Brazilian counsel, our Brazilian subsidiary agreed to pay a contingent legal fee of 5.0 million Brazilian reais (approximately $2.8 million) to Brazilian counsel for achieving the successful dismissal of the São Paulo tax assessment. This contingent fee has been fully paid as of July 31, 2010.

On May 22, 2008, we were notified of a first administrative level decision rendered in the Itajai assessment, which maintained the total fine of 2.0 million Brazilian reais (approximately $1.1 million) as imposed, excluding interest. On May 27, 2008, we appealed the first level administrative level decision to the Taxpayers Council. Based on our current understanding of the underlying facts, we believe that it is probable that our Brazilian subsidiary will be required to pay some amount of fines. Accordingly, at July 31, 2010, we have accrued 2.0 million Brazilian reais (approximately $1.1 million) for this matter, excluding interest.

Municipality Tax on Services Assessment

One of the Brazilian subsidiaries that was acquired as part of the Lipman acquisition has been notified of a tax assessment regarding alleged nonpayment of tax on services rendered for the period from September 2004 to December 2004. This assessment was issued by the tax authority for the Municipality of Sao Paulo, and asserts a services tax deficiency totaling 0.7 million Brazilian reais (approximately $0.4 million) excluding interest. The tax authority claims that the Brazilian subsidiary rendered certain services within the municipality of Sao Paulo but simulated that those services were rendered in another city. In January 2010, we presented our administrative defense and the proceeding is currently pending first administrative level decision. At July 31, 2010, we have accrued for this alleged tax deficiency.

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

On February 16, 2010, we filed our answer to the Heartland New Jersey District Court lawsuit and asserted counterclaims that are the same claims as we alleged in our two Northern District of California lawsuits, and concurrently dismissed without prejudice those two California lawsuits, which we voluntarily dismissed without prejudice. Heartland also filed a declaratory judgment lawsuit in the United States District Court for the Northern District of California against VeriFone Israel Ltd. seeking a declaration by the court that Heartland does not infringe the ’093 Patent. We moved in the Northern District of California to dismiss or transfer Heartland’s declaratory relief action to the District of New Jersey, and Heartland moved to dismiss our counterclaims in the New Jersey District Court lawsuit or, in the alternative, transfer the claims to the Northern District of California. In April 2010, the court in the Northern District of California granted our motion, transferring Heartland’s declaratory judgment lawsuit to the District of New Jersey, and we have filed our answer to this complaint. Heartland has also filed its answer to our counterclaims. These actions are in the preliminary stages of litigation and at this time we are not able to predict the outcome or quantify any potential liability, if any, that could arise therefrom. An unfavorable outcome could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Avlis Importacão e Exportacão Ltda. v. Lipman do Brasil Comercio de Eletronicos Ltda.

In February 2010, we were served with notice of an action filed by Avlis Importacão e Exportacão (“Avlis”) in the Fourth Civil Central Court of São Paulo, Brazil, against one of our Brazilian subsidiaries that was part of the Lipman acquisition in 2006. Avlis has asserted claims of non-payment by our Brazilian subsidiary of certain invoices for purchase of goods totaling 7.9 million Brazilian reais (approximately $4.5 million) and loss of profits of 5.9 Brazilian reais (approximately $3.3 million). We intend to vigorously defend this litigation. However, based on our current understanding of the underlying facts, we believe that it is probable that our Brazilian subsidiary will be required to pay some amount to Avlis for its collection claim. At July 31, 2010, we have accruals totaling 7.9 million Brazilian reais (approximately $4.5 million) for this matter.

Class Action and Derivative Lawsuits

On or after December 4, 2007, several securities class action claims were filed against us and certain of our officers, former officers, and a former director. These lawsuits were consolidated in the U.S. District Court for the Northern District of California as In re VeriFone Holdings, Inc. Securities Litigation, C 07-6140 MHP. The original actions were: Eichenholtz v. VeriFone Holdings, Inc. et al., C 07-6140 MHP; Lien v. VeriFone Holdings, Inc. et al., C 07-6195 JSW; Vaughn et al. v. VeriFone Holdings, Inc. et al., C 07-6197 VRW (Plaintiffs voluntarily dismissed this complaint on March 7, 2008); Feldman et al. v. VeriFone Holdings, Inc. et al., C 07-6218 MMC; Cerini v. VeriFone Holdings, Inc. et al., C 07-6228 SC; Westend Capital Management LLC v. VeriFone Holdings, Inc. et al., C 07-6237 MMC; Hill v. VeriFone Holdings, Inc. et al., C 07-6238 MHP; Offutt v. VeriFone Holdings, Inc. et al., C 07-6241 JSW; Feitel v. VeriFone Holdings, Inc., et al., C 08-0118 CW. On August 22, 2008, the court appointed plaintiff National Elevator Fund lead plaintiff and its attorneys lead counsel. Plaintiff filed its consolidated amended class action complaint on October 31, 2008, which asserts claims under the Securities Exchange Act Sections 10(b), 20(a), and 20A and Securities and Exchange Commission Rule 10b-5 for securities fraud and control person liability against us and certain of our current and former officers and directors, based on allegations that we and the individual defendants made false or misleading public statements regarding our business and operations during the putative class periods and seeks unspecified monetary damages and other relief. We filed our motion to dismiss on December 31, 2008. The court granted our motion on May 26, 2009 and dismissed the consolidated amended class action complaint with leave to amend within 30 days of the ruling. The proceedings were stayed pending a mediation held in October 2009 at which time the parties failed to reach a mutually agreeable settlement. Plaintiffs’ first amended complaint was filed on December 3, 2009 followed by a second amended complaint filed on January 19, 2010. We filed a motion to dismiss the second amended complaint and the hearing on our motion was held on May 17, 2010. In July 2010, prior to any court ruling on our motion, plaintiffs filed a motion for leave to file a third amended complaint on the basis that they have newly discovered evidence. Our motion to dismiss the third amended complaint is currently due on November 5, 2010, and a hearing on our motion is set for February 28, 2011. Further, although discovery has not yet commenced in this action, on November 20, 2009, plaintiffs filed a motion to partially lift the Private Securities Litigation Reform Act discovery stay in order to obtain documents produced by us to the SEC in connection with the SEC’s investigation into the restatement of our fiscal year 2007 interim financial statements. We filed our opposition to this motion in January 2010 and at a hearing in February 2010 the court denied the plaintiffs’ motion to lift the discovery stay. At this time, we have not recorded any liabilities related to this action as we are unable to determine the outcome or estimate the potential liability.

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

VeriFone Holdings, Inc., et al. (Case No. 08-CV-1132), Patel v. Bergeron, et al. (Case No. 08-CV-1133), and Lemmond, et al. v. VeriFone Holdings, Inc., et al. (Case No. 08-CV-1301); and (2) California Superior Court, Santa Clara County, as In re VeriFone Holdings, Inc. Derivative Litigation, Lead Case No. 1-07-CV-100980, which consolidates Catholic Medical Mission Board v. Bergeron, et al. (Case No. 1-07-CV-100980), and Carpel v. Bergeron, et al. (Case No. 1-07-CV-101449). On May 15, 2008, the court in the federal derivative action appointed Charles R. King as lead plaintiff and his attorneys as lead counsel. On October 31, 2008, plaintiffs in the federal action filed their consolidated amended derivative complaint, which names us as a nominal defendant and brings claims for insider selling, breach of fiduciary duty, unjust enrichment, waste of corporate assets and aiding and abetting breach of fiduciary duty against us and certain of our current and former officers and directors. On December 15, 2008, we and the other defendants filed a motion to dismiss. The parties agreed by stipulation that briefing on this motion would relate only to the issue of plaintiffs’ failure to make a pre-suit demand on our Board of Directors. The court granted our motion on May 26, 2009 and dismissed the consolidated amended derivative complaint with leave to amend within 30 days of the ruling. The proceedings were stayed pending a mediation held in October 2009 at which time the parties failed to reach a mutually agreeable settlement. Plaintiffs’ second amended complaint was filed on December 10, 2009. We filed our motion to dismiss the second amended complaint on January 25, 2010 and a hearing on our motion to dismiss was held on May 17, 2010. On August 25, 2010, the federal district court ruled in our favor and dismissed plaintiffs’ second amended derivative complaint without leave to amend. At this time we do not know whether plaintiffs intend to appeal the court’s order.

On June 9, 2009, plaintiffs in the federal derivative action made a demand to inspect certain of our books and records. In response to this demand, we provided certain of our books and records, including minutes and materials for our Board of Directors, Audit Committee and Compensation Committee meetings for the relevant period. We produced documents responsive to each category of plaintiffs’ request except that we withheld production, on the basis of privilege, of the Audit Committee’s report of the independent investigation into the events leading to the restatement of our fiscal year 2007 interim financial statements. On November 6, 2009, plaintiffs filed a complaint in Delaware Chancery Court seeking to compel production of the independent investigation report. We filed a motion to dismiss this complaint on December 3, 2009, and briefs on this motion were submitted during January 2010. A hearing on our motion to dismiss was held on March 10, 2010 and on May 12, 2010, the court issued an opinion dismissing with prejudice plaintiffs’ complaint seeking to compel production of the independent investigation report. Plaintiffs have appealed the dismissal. We filed our responsive brief to plaintiffs’ appeal on August 18, 2010. No hearing date has been set for the appeal. At this time, we have not recorded any liabilities for this action as we are unable to determine the outcome or estimate the potential liability.

On October 31, 2008, the derivative plaintiffs filed their consolidated derivative complaint in California Superior Court for the County of Santa Clara naming us as a nominal defendant and bringing claims for insider selling, breach of fiduciary duty, unjust enrichment, waste of corporate assets and aiding and abetting breach of fiduciary duty against certain of our current and former officers and directors and our largest shareholder as of October 31, 2008, GTCR Golder Rauner LLC. On November 10, 2008, we filed a motion to stay the state court action pending resolution of the parallel federal actions, and the parties have agreed by stipulation to delay briefing on the motion to stay until after the issue of demand futility is resolved in the federal derivative case. The case management conference in the state court action has been continued until October 2010, pending the resolution of our motion to dismiss filed in the federal derivative action. At this time, we have not recorded any liabilities for this action as we are unable to determine the outcome or estimate the potential liability.

On January 27, 2008, a class action complaint was filed against us in the Central District Court in Tel Aviv, Israel on behalf of purchasers of our stock on the Tel Aviv Stock Exchange. The complaint seeks compensation for damages allegedly incurred by the class of plaintiffs due to the publication of erroneous financial reports. We filed a motion to stay the action, in light of the proceedings already filed in the United States, on March 31, 2008. A hearing on the motion was held on May 25, 2008. Further briefing in support of the stay motion, specifically with regard to the threshold issue of applicable law, was submitted on June 24, 2008. On September 11, 2008, the

Israeli District Court ruled in our favor, holding that U.S. law would apply in determining our liability. On October 7, 2008, plaintiffs filed a motion for leave to appeal the District Court’s ruling to the Israeli Supreme Court. Our response to plaintiffs’ appeal motion was filed on January 18, 2009. The District Court has stayed its proceedings until the Supreme Court rules on plaintiffs’ motion for leave to appeal. On January 27, 2010, after a hearing before the Supreme Court, the court dismissed the plaintiff’s motion for leave to appeal and addressed the case back to the District Court. The Supreme Court instructed the District Court to rule whether the Israeli class action should be stayed, under the assumption that the applicable law is U.S. law. Plaintiff subsequently filed an application for reconsideration of the District Court’s ruling that U.S. law is the applicable law. Following a hearing on plaintiff’s application, on April 12, 2010, the parties agreed to stay the proceedings pending resolution of the U.S. securities class action, without prejudice to plaintiff’s right to appeal the District Court’s decision regarding the applicable law to the Supreme Court. Plaintiff has filed a motion with the Israeli Supreme Court for leave to appeal the District Court’s decision. No briefing schedule or hearing date has been set for plaintiff’s motion. At this time, we have not recorded any liabilities for this action as we are unable to determine the outcome or estimate the potential liability.

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

Note 13. Restructuring Charges

The following table summarizes restructuring expenses for the three and nine months ended July 31, 2010 and 2009 (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
Cost of net revenues	$74	$91	$593	$309
Research and development	(10)	(70)	(10)	759
Sales and marketing	—	33	33	1,160
General and administrative	13	237	(26)	1,947

Total restructuring expense	$77	$291	$590	$4,175

Additionally, we also incurred $0.6 million of accelerated depreciation expense during the nine months ended July 31, 2010, mainly in relation to our decision to outsource our Israeli in-house manufacturing to Sanmina-SCI Corporation. Of the $0.6 million, $0.7 million was recorded in general and administrative expenses and a negative $0.1 million was recorded in cost of net revenues in the Condensed Consolidated Statement of Operations.

Restructuring activity for the nine months ended July 31, 2010 was as follows (in thousands):

	Employee Severance and Benefit Arrangements	Facilities Related Costs	Total
Balance at November 1, 2009	$957	$3,528	$4,485
Current year charges	701	(111)	590
Other adjustments	(137)	(42)	(179)
Cash payments	(917)	(1,317)	(2,234)

Balance at July 31, 2010	$604	$2,058	$2,662

As of July 31, 2010, $1.3 million of restructuring accruals were included in Other Current Liabilities and $1.4 million of restructuring accruals were included in Other Long-term Liabilities in the Condensed Consolidated Balance Sheets.

We may incur additional restructuring or restructuring related charges in the future for additional employee severance and benefit arrangements, and facility-related activities.

Note 14. Related-Party Transactions

For the three and nine months ended July 31, 2010, we recorded $1.0 million and $4.6 million, respectively, of sales to certain companies of which members of our Board of Directors also serve on the boards of each such company. As of July 31, 2010 and October 31, 2009, we have outstanding accounts receivable balances of $0.1 million and $1.3 million, respectively, related to such companies. For the three and nine months ended July 31, 2009, we recorded $3.7 million and $7.2 million, respectively, of sales to certain companies of which members of our Board of Directors also serve on the boards of each such company.

Note 15. Segment and Geographic Information

Segment Information

We operate in two business segments: North America and International. North America segment is defined as the United States of America and Canada, and International segment is defined as the other countries from which we derive revenues. Total assets and goodwill by segment are based on the location of the assets.

Net revenues and operating income (loss) of each business segment reflect net revenues generated within the segment, supply chain standard inventory cost of System Solutions net revenues, actual cost of Services net revenues, and expenses that directly benefit only that segment, including distribution center costs, royalty and warranty expense. Corporate net revenues and operating income (loss) reflect acquisition charges, including amortization of purchased intangible assets, step-down in deferred revenue, impairment and other Corporate charges, including inventory obsolescence and scrap, rework, specific warranty provisions, non-standard freight and over-and-under absorption of materials management overhead.

In the fourth quarter of fiscal year 2009, we revised the methodology for business segment operating income (loss) reporting. Local inventory obsolescence and scrap costs previously recorded in the International and North America segments were reclassified to the Corporate segment. The following table sets forth net revenues and operating income (loss), as revised, for our segments (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
Net revenues:
International	$138,244	$122,337	$406,802	$370,841
North America	123,210	89,035	319,034	256,379
Corporate	1	(124)	(269)	(335)

Total net revenues	$261,455	$211,248	$725,567	$626,885

Operating income (loss):		Revised		Revised
International	$31,265	$27,695	$97,275	$86,896
North America	40,115	31,255	102,161	88,194
Corporate	(43,789)	(32,928)	(126,788)	(319,537)

Total operating income (loss)	$27,591	$26,022	$72,648	$(144,447)

Our goodwill by segment was as follows (in thousands):

	July 31, 2010	October 31, 2009
International	$145,217	$147,363
North America	10,284	3,482

Total	$155,501	$150,845

Our total assets by segment were as follows (in thousands):

	July 31, 2010	October 31, 2009 (1)
International	$642,793	$611,260
North America	364,054	306,030

Total	$1,006,847	$917,290

(1)	Amounts as of October 31, 2009 have been adjusted to reflect the retroactive application of ASC 470-20. See Note 4. Accounting Changes-Convertible Debt Instruments.

Geographic Information

The net revenues by geographic area were as follows (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
United States	$113,622	$77,545	$290,295	$231,357
Europe	62,120	67,148	198,031	197,063
Latin America	52,806	30,561	143,917	114,508
Asia	23,318	24,628	64,854	59,270
Canada	9,589	11,366	28,470	24,687

Total net revenues	$261,455	$211,248	$725,567	$626,885

Revenues are allocated to the geographic areas based on the shipping destination of customer orders. Corporate revenues are included in the United States geographic area revenues.

Note 16. Business Acquisitions

Orange Logic Co., Ltd.

On May 17, 2010, we acquired the business of Orange Logic Co., Ltd. (“Orange Logic”) under an asset purchase agreement. We paid $1.9 million cash and recorded an earn-out payable of $1.0 million. Orange Logic operates in the Republic of Korea. The results of Orange Logic’s operations have been included in the condensed consolidated financial statements from the acquisition date.

VeriFone Transportation Systems

On April 1, 2010, we acquired the remaining 39.9% non-controlling interest in VeriFone Transportation Systems. We paid $11.7 million in cash and committed to pay an additional $4.0 million of deferred consideration of which $2.0 million will be payable on the second anniversary of the closing date and the remaining $2.0 million will be paid on the third anniversary of the closing date. We also granted 300,000 shares of restricted stock to the former minority shareholders. These shares of restricted stock will vest 25% on the first anniversary of the closing date and then 6.25% each quarter thereafter, subject to the continued employment or service of the holders of such restricted stock.

The transaction was accounted for in accordance with ASC 810-10-45-23. The total consideration, which includes $11.7 million of cash and $3.9 million of deferred consideration, was allocated to the reduction in the minority interest balance of $2.1 million and additional paid in capital of $13.5 million.

Clear Channel Taxi Media LLC

On December 31, 2009, we acquired the business of CCTM under a membership interest purchase agreement. The agreed upon purchase price was zero, and as a result, in applying the accounting guidelines under ASC 805-10-65-1, we substituted the zero purchase price with the acquisition date fair value of the equity interest acquired which was estimated at $2.4 million.

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

The carrying value of our cost-method investments as of July 31, 2010 and October 31, 2009 was $10.9 million and $5.7 million, respectively. We did not estimate the fair value of our cost-method investments because there were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the investment and it was not practical for us to estimate the fair value of the investment.

Note 18. Subsequent Events

On August 31, 2010, the Company acquired substantially all of the assets of WAY Systems, Inc. for approximately $6.0 million in cash. The Company may also pay up to $3.0 million in cash as contingent consideration, based on the achievement of certain performance targets through October 31, 2011. WAY Systems provides mobile point-of-sale solutions and gateway offerings to merchants. The Company acquired substantially all of the assets of WAY Systems in order to broaden its presence in mobile point-of-sale solutions and gateway offerings.

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

Overview

We are a global leader in secure electronic payment solutions. We provide expertise, solutions and services that add value to the point of sale with merchant-operated, consumer-facing, and self-service payment systems for the financial, retail, hospitality, petroleum, government, transportation and healthcare vertical markets. We are one of the largest providers of electronic payment systems worldwide. We believe that we benefit from a number of competitive advantages gained through our 29-year history of success in our industry. These advantages include our globally trusted brand name, large installed base, significant involvement in the development of industry standards, global operating scale, customizable platforms, and investment in research and development. We believe that these advantages position us well to capitalize on the continuing global shift toward electronic payment transactions.

Our industry’s growth continues to be driven by the long-term shift toward electronic payment transactions and away from cash and checks in addition to changes in security standards that require more advanced electronic payment systems. Internationally, growth rates have generally been higher because of the relatively low penetration rates of electronic payment transactions in many countries as well as governmental efforts to modernize economies and to encourage electronic payments, for example, as a means of improving collection of value-added tax (“VAT”) and sales tax. Recently, additional factors have driven growth, including the shift from dial up to internet protocol (“IP”), developments in wireless communications, personal identification number (“PIN”) based debit transactions and advances in computing technology that enable vertical solutions and non-payment applications to reside at the point of sale (“POS”). Most recently, there have been widely publicized breaches of systems that handle consumer card details, spurring widespread interest in more secure payment systems and “end-to-end” encryption technology.

Timing of our revenue recognition may cause our revenue to vary from quarter to quarter. Specifically, revenues recognized in some of our past fiscal quarters have been back-end weighted when we receive sales orders and deliver a higher proportion of our System Solutions toward the end of such fiscal quarter. This back-end weighting of orders may adversely affect our results of operations in a number of ways and could negatively impact revenues and profits. First, the product mix of orders may not align with manufacturing forecasts which could result in a shortage of the components needed for production. Second, existing manufacturing capacity may not be sufficient to deliver a high volume of orders in a concentrated time at quarter-end. Third, back-end weighted demand could negatively impact gross margins through higher labor, delivery and other manufacturing and distribution costs. If, on the other hand, we were to seek to manage the fulfillment of back-end weighted orders through holding increased inventory levels, we would risk higher inventory obsolescence charges.

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

Security continues to be a driving factor in our business as our customers endeavor to meet escalating governmental requirements directed toward the prevention of identity theft as well as operating safeguards imposed by the credit and debit card associations, which includes Visa International (“Visa”), MasterCard Worldwide (“MasterCard”), American Express, Discover Financial Services, and JCB Co., Ltd. (“JCB”). In September 2006, these card associations established the Payment Card Industry Security Standards Council (“PCI SSC”) to oversee and unify industry standards in the areas of debit and credit card data security. Standards include Payment Card Industry PIN Transaction Security (“PCI-PTS”) for pin entry devices, PCI-DSS for enterprise data security and PA-DSS for payment application data security. We are a leader in providing systems and software solutions that meet these standards.

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

In fiscal year 2010, our sales to emerging economies, particularly in Latin America and Asia, generally recovered more quickly than developed economies. Demand in developed countries increased as well, primarily due to the need for our customers to upgrade their systems in order to comply with the July 1, 2010 Payment Card Industry (“PCI”) Security Standards Council’s Payment Card Industry PIN-entry device (“ PCI-PED”) deadline. To a lesser degree, demand in developed countries increased as a result of modestly improving macroeconomic conditions. To the extent the worldwide economic recovery continues, we expect demand from emerging economies and certain North American vertical businesses to grow faster than our traditional solutions sold in developed markets. We continue to devote research and development (“R&D”) resources to address the market needs of both emerging and developed economies.

Results of Operations

Net Revenues

We generate net revenues through the sale of our electronic payment systems and solutions that enable electronic transactions, which we identify as System Solutions, as well as, warranty and support services, field deployment, advertising, installation and upgrade services, and customer specific application development, which we identify as Services.

Net revenues, which include System Solutions and Services, are summarized in the following table (in thousands, except percentages):

	Three Months Ended July 31,				Nine Months Ended July 31,
	2010	2009	Net Change	% Change	2010	2009	Net Change	% Change
System Solutions	$213,091	$182,198	$30,893	17.0%	$600,653	$541,619	$59,034	10.9%
Services	48,364	29,050	19,314	66.5%	124,914	85,266	39,648	46.5%

Total	$261,455	$211,248	$50,207	23.8%	$725,567	$626,885	$98,682	15.7%

System Solutions Revenues

System Solutions net revenues for the three and nine months ended July 31, 2010 increased $30.9 million, or 17.0%, and $59.0 million, or 10.9%, respectively, compared to the three and nine months ended July 31, 2009. For the three months ended July 31, 2010 and 2009, System Solutions net revenues comprised 81.5% and 86.2% of total net revenues, respectively. For the nine months ended July 31, 2010 and 2009, System Solutions net revenues comprised 82.8% and 86.4% of total net revenues, respectively. The lower proportion of System Solutions net revenues reflects the inclusion of services revenues from our media solutions business following our acquisition of CCTM in December 2009, as well as growth in Petroleum Services.

International System Solutions net revenues increased $15.4 million, or 14.5%, and $28.7 million, or 8.8%, for the three and nine months ended July 31, 2010, respectively, compared to the same periods in fiscal year 2009. System Solutions net revenues in Latin America increased $22.5 million, or 90.3%, and $26.8 million, or 26.9% for the three and nine months ended July 31, 2010, respectively, compared to the same periods in fiscal year 2009, primarily as a result of strong demand in Brazil for the Vx670 solution and a significant increase in sales volume from a major customer. Asia’s System Solutions net revenues decreased $1.6 million, or 7.0%, for the three months ended July 31, 2010, but increased $3.9 million, or 7.3%, for the nine months ended July 31, 2010, compared to the same periods in fiscal year 2009. The decline in Asia was due to the timing of large projects in China which affects timing of our revenues in that country. The nine months increase was attributable to increases across the region, where economic conditions were generally improved compared to the prior fiscal year. Europe’s System Solutions net revenues decreased $5.5 million, or 9.4%, and $2.0 million, or 1.2%, in the three and nine months ended July 31, 2010, respectively, compared to the same periods in fiscal year 2009, primarily due to lower sales in Turkey and the Balkan countries as a result of an economic slowdown, partially offset by improved sales in certain parts of Continental Europe.

North America System Solutions net revenues for the three and nine months ended July 31, 2010 increased $15.5 million, or 20.4%, and $30.4 million, or 14.1%, respectively, compared to the three and nine months ended July 31, 2009, primarily due to an increase in our Petroleum System Solutions revenues, partially offset by a decrease in our North America Financial business revenues. The revenue increase in the Petroleum business was driven by PCI compliance efforts by customers, as more of our Petroleum customers addressed the July 2010 PCI-PED compliance deadlines. Our North America Financial business, which sells payment systems to small and medium sized businesses through ISOs and payment processors, continues to be constrained overall due to persistent adverse economic conditions which have slowed retail store openings.

The weakened macroeconomic environment continued to negatively impact our net revenues in certain regions for the three and nine months ended July 31, 2010. Although more recently there have been some signs of improvement in the functioning of financial markets and economic conditions, certain countries, including parts of Europe, have experienced continued or further economic stress in 2010. We are unable to predict whether signs of improvements in the U.S. and other countries earlier this year will be sustained. Any sustained economic weakness or deterioration in economic conditions, particularly if persistent, would adversely affect our business, operating results, and financial condition. We expect the demand from Multi-lane retailers for System Solutions to be moderate following the passing of the July 2010 PCI-PED compliance deadline.

Services Revenues

Services net revenues increased $19.3 million, or 66.5%, and $39.6 million, or 46.5%, respectively, for the three and nine months ended July 31, 2010 compared to the three and nine months ended July 31, 2009.

International Services revenues increased $0.5 million, or 3.4%, and $7.3 million, or 16.2%, for the three and nine months ended July 31, 2010, respectively, compared to the same periods in fiscal year 2009. The increase for the three months ended July 31, 2010 was primarily due to the appreciation of the Brazilian real against the U.S. dollar. The increase for the nine months ended July 31, 2010 was primarily due to the growth in the Brazilian installed base which in turn led to increased demand for maintenance and support services, as well as a $1.6 million currency related increase due to the appreciation of the Brazilian reais.

North America Services revenues increased $18.6 million, or 144.2%, and $32.3 million, or 79.5%, in the three and nine months ended July 31, 2010 compared to the three and nine months ended July 31, 2009. The majority of the increase was attributable to the inclusion of revenues from our media solutions business resulting from the CCTM acquisition in December 2009, as well as growth in Petroleum Services.

Gross Profit

The following table shows the gross profit for System Solutions and Services (in thousands, except percentages):

	Three Months Ended July 31,				Nine Months Ended July 31,
	Amount		Gross Profit Percentage		Amount		Gross Profit Percentage
	2010	2009	2010	2009	2010	2009	2010	2009
System Solutions	$74,761	$59,166	35.1%	32.5%	$216,225	$168,635	36.0%	31.1%
Services	20,734	12,830	42.9%	44.2%	50,386	37,585	40.3%	44.1%

Total	$95,495	$71,996	36.5%	34.1%	$266,611	$206,220	36.7%	32.9%

System Solutions

Gross profit on System Solutions increased $15.6 million, or 26.4%, and $47.6 million, or 28.2%, for the three and nine months ended July 31, 2010, respectively, compared to the three and nine months ended July 31, 2009. For the three months ended July 31, 2010 and 2009, gross profit on System Solutions represented 35.1% and 32.5%, respectively, of System Solutions net revenues. For the nine months ended July 31, 2010 and 2009, gross profit on System Solutions represented 36.0% and 31.1%, respectively, of System Solutions net revenues. For both the three months and nine months ended July 31, 2010, International gross profit percentage increased, North American gross profit percentage was relatively flat, and Corporate costs as a percentage of revenues decreased compared to the same periods in fiscal year 2009.

International gross profit percentage increased during the three and nine months ended July 31, 2010 compared to the three and nine months ended July 31, 2009 primarily as a result of a more favorable pricing environment in Latin American compared to fiscal year 2009. In addition, we experienced a favorable product mix impact due to increased sales of newer product solutions, which carry higher margins compared to previous generation solutions. Partially offsetting these factors was a decrease in the wireless gross profit percentage largely due to pricing pressure from competitors and a shift in sales towards emerging market countries which typically carry lower margins.

North America System Solutions gross profit percentage was relatively flat for the three and nine months ended July 31, 2010 compared to the same periods in fiscal year 2009. We experienced increased price competition in our wireless and high-end landline financial solutions and a shift in product mix toward lower margin products in our Petroleum business. These factors were partially offset by favorable product mix in desktop solutions and cost reductions in the core financial solutions sold in North America.

Corporate costs are comprised of acquisition charges, including amortization of purchased intangible assets, and other Corporate charges, including inventory obsolescence and scrap, rework, specific warranty provisions, non-standard freight and over-and-under absorption of materials management and supply chain engineering overhead. Since these costs are generally incurred on a company-wide basis, it is impractical to allocate them to either the North America or International segments.

The decrease in Corporate costs as a percentage of revenues for the three months ended July 31, 2010 compared to the same period in fiscal year 2009 was primarily due to a reduction in warranty provisions. The decrease for the nine months ended July 31, 2010 compared to the same period in fiscal year 2009 was primarily due to lower excess and obsolete inventory and scrap charges. We recorded $22.6 million in excess and obsolete inventory and scrap charges in the nine months ended July 31, 2009 due to changing demand experienced in fiscal year 2009 as a result of the deteriorating macroeconomic environment. In the first nine months ended July 31, 2010, we recorded $0.8 million of excess and obsolete inventory and scrap charges.

Services

Gross profit on Services increased $7.9 million, or 61.6%, for the three months ended July 31, 2010 compared to the three months ended July 31, 2009, largely attributable to the $19.3 million increase in Services revenues partially offset by a decrease in gross margin percentages that was attributable largely to our acquisition of CCTM. Gross profit on Services represented 42.9% and 44.2% of Services net revenues, respectively, for the three months ended July 31, 2010 and 2009. Gross margin percentages declined in North America, primarily due to a service mix shift towards lower margin media solutions services following our acquisition of CCTM. International gross margin percentages were relatively unchanged.

Gross profit on Services increased $12.8 million, or 34.1%, for the nine months ended July 31, 2010 compared to the nine months ended July 31, 2009 largely attributable to the $39.6 million increase in Services revenues partially offset by a decrease in gross margin percentages that was attributable largely to our acquisition of CCTM. Gross profit on Services represented 40.3% and 44.1% of Services net revenues, respectively, for the nine months ended July 31, 2010 and 2009. Gross margin percentages declined in North America, primarily due to a service mix shift towards lower margin media solutions services following our acquisition of CCTM. International gross margin percentages were relatively flat for the nine months ended July 31, 2010 compared to the nine months ended July 31, 2009.

Research and Development Expenses

Research and development (“R&D”) expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended July 31,				Nine Months Ended July 31,
	2010	2009	Net Change	Percentage Change	2010	2009	Net Change	Percentage Change
Research and development	$18,888	$15,554	$3,334	21.4%	$53,799	$48,450	$5,349	11.0%
Percentage of net revenues	7.2%	7.4%			7.4%	7.7%

R&D expenses for the three months ended July 31, 2010, including the impact of changes in currency exchange rates, increased $3.3 million, or 21.4%, compared to the three months ended July 31, 2009 primarily due to a $2.5 million increase in expenses associated with our Vx evolution launch. These incremental expenses consisted primarily of a $1.3 million increase in personnel related costs and a $1.2 million increase in outside services, materials and supplies, and travel. In addition, R&D expenses increased $1.1 million due to a shift towards general application development projects which benefit broad groups of customers rather than customer specific projects, the costs of which are typically charged to cost of net revenues. These increases were partially offset by a $0.5 million reduction in stock-based compensation expense. Changes in foreign currency exchange rates had a $0.2 million unfavorable impact on R&D expenses during the three months ended July 31, 2010 compared to the three months ended July 31, 2009.

R&D expenses for the nine months ended July 31, 2010, including the impact of changes in currency exchange rates, increased $5.3 million, or 11.0%, compared to the nine months ended July 31, 2009 primarily due to a $5.8 million increase in expenses associated with our Vx evolution launch. These incremental expenses consisted primarily of a $3.1 million increase in personnel related costs and a $2.7 million increase in outside services, materials and supplies, and travel. In addition, R&D expenses increased by $2.1 million as a result of increased demand for localized solutions across the world. These increases were partially offset by a $1.8 million reduction in stock-based compensation expense, and a $0.8 million reduction in restructuring expenses. Changes in foreign currency exchange rates had a $0.8 million unfavorable impact on R&D expenses during the nine months ended July 31, 2010 compared to the nine months ended July 31, 2009.

We expect R&D expenses, assuming a stable currency environment, to grow modestly in absolute amounts.

Sales and Marketing Expenses

Sales and marketing expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended July 31,				Nine Months Ended July 31,
	2010	2009	Net Change	Percentage Change	2010	2009	Net Change	Percentage Change
Sales and marketing	$24,145	$17,079	$7,066	41.4%	$67,035	$53,701	$13,334	24.8%
Percentage of net revenues	9.2%	8.1%			9.2%	8.6%

Sales and marketing expenses for the three months ended July 31, 2010, including the impact of changes in currency exchange rates, increased $7.1 million, or 41.4%, compared to the three months ended July 31, 2009. International sales and marketing expenses increased $3.1 million primarily as a result of support for higher demand as moderate growth resumed in developed countries and double-digit revenue growth occurred in certain emerging markets countries. North America sales expenses increased by $2.7 million largely to support higher demand in Petroleum and initiatives in vertical and payment-based media. The above-mentioned increases primarily consisted of personnel related costs. In addition, North America and Corporate marketing expenses grew in total by $0.3 million primarily as a result of the launch of a number of new initiatives such as payment-based media, end-to-end encryption and mobile phone credit card acceptance. Corporate sales expenses increased by $0.5 million as the result of the resumption of an annual Corporate sales event that was not held in the prior fiscal year. Changes in foreign currency exchange rates had a $0.2 million unfavorable impact on sales and marketing expenses in the three months ended July 31, 2010, compared to the three months ended July 31, 2009.

Sales and marketing expenses for the nine months ended July 31, 2010, including the impact of currency exchange rates, increased $13.3 million, or 24.8%, compared to the nine months ended July 31, 2009. International sales and marketing expenses increased $6.1 million to support higher demand as moderate growth resumed in developed countries and double-digit revenue growth occurred in certain emerging markets countries. North America sales expenses increased by $5.3 million largely to support higher demand in Petroleum and initiatives in vertical and payment-based media. The above-mentioned increases primarily consisted of personnel related expenses. In addition, North America and Corporate marketing expenses grew in total by $1.4 million. The increase was primarily a result of the launch of a number of new initiatives such as payment-based media, end-to-end encryption and mobile phone credit card acceptance. Corporate sales expenses increased by $0.7 million as the result of the resumption of an annual Corporate sales event that was not held in the prior fiscal year. These increases were partially offset by a $1.1 million decrease in acquisition and restructuring expenses due to lower restructuring activities in the nine months ended July 31, 2010. Changes in foreign currency exchange rates had a $0.8 million unfavorable impact on sales and marketing expenses in the nine months ended July 31, 2010 compared to the nine months ended July 31, 2009.

We expect sales and marketing expenses, assuming a stable currency environment, to grow modestly in absolute amounts.

General and Administrative Expenses

General and administrative expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended July 31,				Nine Months Ended July 31,
	2010	2009	Net Change	Percentage Change	2010	2009	Net Change	Percentage Change
General and administrative	$21,327	$8,506	$12,821	150.7%	$61,488	$57,471	$4,017	7.0%
Percentage of net revenues	8.2%	4.0%			8.5%	9.2%

General and administrative expenses for the three months of July 31, 2010, including the impact of changes in currency exchange rates, increased $12.8 million, or 150.7%, compared to the three months ended July 31, 2009. This increase was primarily due to the non-recurrence of a $7.2 million reversal in the three months ended July 31, 2009 of a Lipman pre-acquisition contingency accrual for a Brazilian importation tax assessment, a $2.5 million increase in personnel related expenses primarily due to an overall increase in headcount, a $0.9 million increase in bad debt expenses mainly due to the non-recurrence of a bad debt provision reversal recorded in the third quarter of fiscal year 2009, a $0.8 million increase in outside services, a $0.8 million increase in acquisition costs and a $0.7 million increase in stock-based compensation. Changes in foreign currency exchange rates had a $0.1 million unfavorable impact on general and administrative expenses in the three months ended July 31, 2010 compared to the three months ended July 31, 2009.

General and administrative expenses for the nine months of July 31, 2010, including the impact of changes in currency exchange rates, increased $4.0 million, or 7.0%, compared to the nine months ended July 31, 2009 primarily due to the non-recurrence of a $7.2 million reversal in the three months ended July 31, 2009 of a Lipman pre-acquisition contingency accrual for a Brazilian importation tax assessment, a $5.5 million increase in personnel costs mainly as the result of increased headcount, self-insured medical expenses, and bonuses as business performance improved. Partially offsetting these increases were a $1.9 million reduction in stock-based compensation partly due to the non-recurrence of a $3.6 million voluntary surrender of certain option grants by an executive in the first quarter of fiscal year 2009, a $2.9 million reduction in outside services driven by reduced tax accounting professional service fees in connection with the transfer of certain tax accounting functions to our in-house staff, a $2.3 million decrease as a result of the non-recurrence of certain other expenses including restatement and remediation related expenses recorded in the nine months ended July 31, 2009, and $1.0 million in litigation and legal settlement fees in the first quarter of fiscal year 2009. Changes in foreign currency exchange rates had a $0.4 million unfavorable impact on general and administrative expenses in the nine months ended July 31, 2010 compared to the nine months ended July 31, 2009.

We expect general and administrative expenses, assuming a stable currency environment, to remain relatively flat in absolute amounts for the remainder of fiscal year 2010.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets decreased $1.3 million and $3.9 million in the three and nine months ended July 31, 2010, respectively, compared to the same periods in fiscal year 2009 primarily due to a decrease in the remaining net book value of intangible assets.

Impairment of Goodwill

Our review for potential indicators of impairment performed during the nine months ended July 31, 2010 did not result in any impairment of goodwill in the three and nine months ended July 31, 2010. As a result of the December 1, 2008 goodwill impairment test, we concluded that the carrying amount of our North America and Asia reporting units exceeded their implied fair values and recorded an estimated impairment charge of $178.2 million in the Corporate segment during the first quarter of fiscal year 2009 for these reporting units. The net carrying value of goodwill in the North America and International segments was reduced by $65.6 million and $112.7 million, respectively. We finalized the goodwill evaluation process and recorded a $2.7 million reduction to the estimated impairment charge during the second quarter of fiscal year 2009. The final impairment charge for the North America and Asia reporting units was $175.5 million for the fiscal year ended October 31, 2009.

Interest Expense

Interest expense increased $5.0 million in the three months ended July 31, 2010 compared to the three months ended July 31, 2009 primarily attributable to the non-recurrence of the reversal of $5.1 million of accrued interest related to a Lipman pre-acquisition contingency accrual for the Brazilian importation tax assessment that was recorded in the third quarter of fiscal year 2009.

Interest expense increased $2.6 million in the nine months ended July 31, 2010 compared to the same period in fiscal year 2009 primarily attributable to the non-recurrence of the reversal in the third quarter of fiscal year 2009 of $5.1 million of accrued interest related to a Lipman pre-acquisition contingency accrual for a Brazilian importation tax assessment. This increase was partially offset by a decrease in interest expense as a result of lower effective interest rates on our Term-B loan as LIBOR rates declined substantially over the periods, a decrease in the outstanding balance of our Term-B loan and a decrease in the par value of our 1.375% Convertible Notes.

Interest Income

Interest income increased $0.1 million in the three months ended July 31, 2010 compared to the three months ended July 31, 2009 primarily attributable to an increase in average cash balances. Interest income decreased $0.4 million in the nine months ended July 31, 2010 compared to the nine months ended July 31, 2009 primarily attributable to the lower effective interest rates during the nine months ended July 31, 2010 compared to the same period in fiscal year 2009, partially offset by higher average cash balances.

Other Income (Expense), Net

Other income (expense), net increased $6.2 million during the three months ended July 31, 2010 compared to the three months ended July 31, 2009 primarily due to a $5.1 million increase in net foreign currency gain as a result of changes in the U.S. dollar value of a tax accrual denominated in Israeli shekels.

Other income (expense), net decreased $7.0 million during the nine months ended July 31, 2010 compared to the nine months ended July 31, 2009 primarily due to the non-recurrence of a $7.5 million gain on extinguishment of debt (subsequent to the adoption of ASC 470-20) recorded during the second quarter of fiscal year 2009 and a $0.9 million reversal of previously accrued non-deductible penalty and interest charges after we received an Israeli tax refund in the first quarter of fiscal year 2009. These decreases were partially offset by $1.9 million of other income as a result of the release of sales tax and stamp duty accruals following the resolution of the underlying matters during the nine months ended July 31, 2010.

Provision for Income Tax

We recorded income tax provisions of $3.4 million and $3.0 million for the three and nine months ended July 31, 2010, respectively. For the three and nine months ended July 31, 2009, we previously recorded tax provisions of $0.7 million and $3.0 million, respectively. Following the adoption of ASC 470-20 in the first quarter of fiscal year 2010, we increased the tax provision for the three months ended July 31, 2009 to $2.6 million and we reduced the tax provision for the nine months ended July 31, 2009 to $0.6 million. The effective tax rate for the three and nine months ended July 31, 2010 is lower than the U.S. statutory tax rate due to earnings in countries where we are taxed at lower rates compared to the U.S. federal and state statutory rates, utilization of previously unbenefitted U.S. tax attributes and reversal of uncertain tax position liabilities as statutes of limitations expired or where matters have been resolved. The discrete item reversal of uncertain tax position liabilities and related interest is approximately $2.8 million, partially offset by an interest accrual associated with uncertain tax positions for the nine months ended July 31, 2010.

As of July 31, 2010, we remain in a net deferred tax liability position. The realization of our deferred tax assets depends primarily on our ability to generate sufficient U.S. and foreign taxable income in future periods. We have determined that it is not more likely than not the deferred tax assets in the U.S. and certain foreign jurisdictions will be realized. Therefore we continue to record a full valuation allowance against these assets as of July 31, 2010. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters as we reevaluate the underlying basis for our estimates of future domestic and certain foreign taxable income.

We are currently under audit by the Internal Revenue Service (“IRS”) for our fiscal years 2003 to 2004 and we have been notified they will also audit fiscal year 2006. Although we believe we have correctly provided income taxes for the years subject to audit, the IRS may adopt different interpretations, which if not resolved in our favor, could result in a significant impact on our provision for income taxes. We have not yet received any final determinations with respect to this audit, although certain adjustments have been agreed with the IRS, none of which have a material impact to the current period income tax provision. Some of our subsidiaries are also under audit by the Israeli tax authorities for calendar years 2005 to 2008 and the Mexican tax authorities for calendar year 2007. With few exceptions, we are no longer subject to tax examination outside of the U.S. for periods prior to 2000.

We finalized the terms and conditions of the Singapore Pioneer Tax Holiday for fiscal years 2006 through 2011. We expect to maintain our Pioneer status tax rate of 0% in Singapore through the holiday period.

We have recorded our uncertain tax position liability as a long-term liability as we do not expect significant payments to occur over the next 12 months. Our existing tax positions will continue to generate an increase in liabilities for uncertain tax positions. We will continue to recognize interest and penalties related to income tax matters as income tax expense. The amount of unrecognized tax positions could be reduced upon closure of tax examinations or if the statute of limitations on certain tax filings expire without assessment from the tax authorities. We believe that it is reasonably possible that there could be a reduction in unrecognized tax benefits due to statute of limitation expirations in multiple tax jurisdictions during the next 12 months of approximately $8.0 million. Interest and penalties accrued on these uncertain tax positions will also be released upon the expiration of statutes of limitations.

Segment Information

We operate in two business segments: North America and International. We define North America as the United States of America and Canada, and International as the other countries from which we derive revenues.

Net revenues and operating income (loss) of each business segment reflect net revenues generated within the segment, supply chain standard inventory cost of System Solutions net revenues, actual cost of Services net revenues, and expenses that directly benefit only that segment, including distribution center costs, royalty and warranty expense. Corporate net revenues and operating income (loss) reflect acquisition charges, including amortization of purchased intangible assets, step-down in deferred revenue, impairment and other Corporate charges, including inventory obsolescence and scrap, rework, specific warranty provisions, non-standard freight and over-and-under absorption of materials management overhead.

In fiscal year 2009, we revised the methodology for business segment operating income (loss) reporting. Local inventory obsolescence and scrap costs previously recorded in International and North America segments were reclassified to the Corporate segment. The following table sets forth net revenues and operating income (loss), as revised, for our segments (in thousands):

	Three Months Ended July 31,				Nine Months Ended July 31,
	2010	2009	Net Change	Percentage Change	2010	2009	Net Change	Percentage Change
Net revenues:
International	$138,244	$122,337	$15,907	13.0%	$406,802	$370,841	$35,961	9.7%
North America	123,210	89,035	34,175	38.4%	319,034	256,379	62,655	24.4%
Corporate	1	(124)	125	nm	(269)	(335)	66	nm

Total net revenues	$261,455	$211,248	$50,207	23.8%	$725,567	$626,885	$98,682	15.7%

Operating income (loss):		Revised				Revised
International	$31,265	$27,695	$3,570	12.9%	$97,275	$86,896	$10,379	11.9%
North American	40,115	31,255	8,860	28.3%	102,161	88,194	13,967	15.8%
Corporate	(43,789)	(32,928)	(10,861)	32.9%	(126,788)	(319,537)	192,749	nm

Total operating income (loss)	$27,591	$26,022	$1,569	6.0%	$72,648	$(144,447)	$217,095	nm

(1)	nm — not meaningful

International Segment

International total net revenues increased $15.9 million, or 13.0%, for the three months ended July 31, 2010 as compared to the three months ended July 31, 2009, due to a $15.4 million increase in System Solutions net revenues and a $0.5 million increase in Services net revenues. International total net revenues increased $36.0 million, or 9.7%, for the nine months ended July 31, 2010 as compared to the nine months ended July 31, 2009, due to a $28.7 million increase in System Solutions net revenues and a $7.3 million increase in Services net revenues. See discussion under Results of Operations — Net Revenues.

For the three and nine months ended July 31, 2010, International operating income increased $3.6 million and $10.4 million, respectively, compared to the same periods in fiscal year 2009 primarily due to increases in gross margin partially offset by an increase in operating expenses.

North America Segment

North America total net revenues increased $34.2 million, or 38.4%, for the three months ended July 31, 2010 compared to the three months ended July 31, 2009 due to a $15.5 million increase in System Solutions net revenues and a $18.6 million increase in Services net revenues. North America total net revenues increased $62.7 million, or 24.4%, for the nine months ended July 31, 2010 compared to the nine months ended July 31, 2009 due to a $30.4 million increase in System Solutions net revenues and a $32.3 million increase in Services net revenues. See Results of Operations — Net Revenues.

The increase in North America operating income for the three and nine months ended July 31, 2010 compared to the three and nine months ended July 31, 2009 was mainly due to an increase in gross margin partially offset by an increase in operating expenses.

Corporate Segment

Corporate operating loss increased $10.9 million for the three months ended July 31, 2010 compared to the three months ended July 31, 2009, primarily due to a non recurrence of a $7.2 million reversal of the Lipman pre-acquisition contingency accrual for the Brazilian importation tax assessment recorded in the three months ended July 31, 2009, a $6.9 million increase in general operating expenses such as personnel costs, outside services and operation supplies, and a $1.8 million increase in freight and duties due to an increase in sales volume and fuel costs. These increases were partially offset by a $2.2 million decrease in product situation warranty reserves, a $1.4 million reduction in amortization of purchased intangible assets and a $1.4 million reduction in manufacturing operating expenses due to the outsourcing of our Israeli manufacturing operations to a third party.

Corporate operating loss decreased $192.7 million for the nine months ended July 31, 2010 compared to the nine months ended July 31, 2009. This decrease was primarily due to the non-recurrence of the following charges incurred during the nine months ended July 31, 2009: a $175.5 million goodwill impairment charge; a $22.6 million provision for excess and obsolete inventory and scrap charges; a $3.6 million stock-based compensation expense as a result of the voluntary surrender of certain option grants by an executive; $2.3 million of remediation related expenses following the independent investigation and the restatement of our 2007 interim financial results; and $1.0 million in litigation and legal settlement fees. Additionally, a $4.1 million reduction in amortization of purchased intangible assets, a $3.6 million reduction in manufacturing operating expenses due to the outsourcing of our Israeli manufacturing operations to a third party, a $2.7 million decrease in restructuring charges and a $1.9 million reduction in tax accounting professional services due to more tax functions handled by in-house personnel also contributed to the reduction in Corporate costs. These decreases were partially offset by a non recurrence of a $7.2 million reversal of the Lipman pre-acquisition contingency accrual for the Brazilian importation tax assessment recorded in the three months ended July 31, 2009, a $12.1 million increase in general operating expenses such as personnel costs, travel and operation supplies, and a $4.4 million increase in freight and duties due to the overall increase in sales volume and fuel costs.

Liquidity and Capital Resources

	Nine Months Ended July 31,
	2010	2009
Net cash provided by (used in):
Operating activities	$101,988	$127,350
Investing activities	(13,681)	(10,665)
Financing activities	(11,391)	(23,759)
Effect of exchange rate fluctuations on cash and cash equivalents	(1,450)	4,726

Net increase in cash and cash equivalents	$75,466	$97,652

Our primary liquidity and capital resource needs are to service our debt, finance working capital, and to make capital expenditures and investments. At July 31, 2010, our primary sources of liquidity were cash and cash equivalents of $400.5 million as well as $25.0 million available to us under our revolving credit facility.

We believe that we have the financial resources to meet our business requirements for the next twelve months, including capital expenditures, working capital requirements, and future strategic investments, and to comply with our financial covenants.

Operating Activities

Net cash flow from operating activities was $102.0 million for the nine months ended July 31, 2010.

Cash provided by operations before changes in working capital amounted to $107.0 million for the nine months ended July 31, 2010 and consisted of $49.4 million of net income adjusted for $57.6 million of non-cash items consisting primarily of depreciation and amortization, stock-based compensation expense, and non-cash interest expense.

Changes in working capital resulted in a $5.0 million decrease in cash and cash equivalents during the nine months ended July 31, 2010. The main drivers of this decrease were as follows:

•	A $24.1 million increase in prepaid and other assets mainly due to a $18.7 million increase in prepayments for consigned inventory and a $4.7 million increase in prepaid income taxes.

•	A $15.3 million increase in inventories primarily due to expanding customer demand.

•

A $8.4 million decrease in accounts payable and accrued expenses and other liabilities mainly due to an $16.3 million decrease in accounts payable due to the timing of inventory purchases and payments partially offset by a $7.4 million increase in customer deposits.

Partially offset by:

•

A $31.3 million decrease in accounts receivable mainly due to the timing of billings and strong cash collections. Relative to the last quarter of fiscal 2009, we had a higher proportion of shipments in the early part of the fiscal quarter ended July 31, 2010 which enabled us to collect more of our accounts receivable within the same quarter.

•	A $7.2 million increase in deferred revenues.

Investing Activities

Net cash used in investing activities was $13.7 million in the nine months ended July 31, 2010, and primarily consisted of $6.0 million for purchases of machinery and computer equipment, $5.0 million for the equity investment in Trunkbow, $2.4 million of capitalized software development costs and $1.9 million for the acquisition of Orange Logic, partially offset by $1.6 million of proceeds from disposal of property, plant and equipment.

Financing Activities

Net cash used in financing activities was $11.4 million in the nine months ended July 31, 2010 primarily consisting of $11.7 million for the acquisition of the remaining non-controlling interest of VTS and $9.5 million of repayments of debt partially offset by $6.3 million of proceeds from the issuance of common stock under our employee equity incentive plans and $3.6 million of proceeds from advances against banker’s acceptances. We used $9.5 million for repayments of debt, which primarily consisted of $4.8 million to repurchase a portion of our outstanding 1.375% Senior Convertible Notes and $3.8 million of Term B loan repayments.

Contractual Obligations

The following table summarizes our contractual obligations as of July 31, 2010 (in thousands):

	For the Fiscal Years Ending October 31,
	2010 (2)	2011	2012	2013	2014	Thereafter	Total
Term B Loan (including interest) (1)	$2,992	$11,815	$11,678	$217,754	$—	$—	$244,239
Senior convertible notes (including interest)	—	3,812	281,062	—	—	—	284,874
Capital lease obligations	36	141	53	—	—	—	230
Operating leases (3)	9,758	33,491	16,220	6,915	3,237	2,996	72,617
Minimum purchase obligations	69,735	7,288	—	—	—	—	77,023

Total	$82,521	$56,547	$309,013	$224,669	$3,237	$2,996	$678,983

(1)	Interest in the above table has been calculated using the rate in effect at July 31, 2010.

(2)	The 2010 balances represent the obligations for the remaining 3 months of fiscal year 2010.

(3)	Includes $39.8 million of operating lease commitments related to the media solutions business from our acquisition of CCTM in December 2009.

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

There were no significant changes to our critical accounting policies during the nine months ended July 31, 2010 other than the new consigned inventories policy described in Note 1. Principles of Consolidation and Summary of Significant Accounting Policies in our Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. For information about critical accounting policies, see Note 1. Principles of Consolidation and Summary of Significant Accounting Policies and Critical Accounting Policies and Estimates in our annual report on Form 10-K for the fiscal year ended October 31, 2009.

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

Interest Rates

We are exposed to interest rate risk related to our borrowings under the credit agreement we entered into on October 31, 2006. These borrowings generally bear interest based upon the one or three-month LIBOR rate. As of July 31, 2010, a 50 basis point increase in interest rates on our borrowings subject to variable interest rate fluctuations would increase our interest expense by approximately $1.1 million annually. We generally invest most of our cash in overnight and short-term instruments, which would earn more interest income if market interest rates rise and less interest income if market interest rates fall.

Foreign Currency Risk

A majority of our sales are made to customers outside the United States. A substantial portion of the net revenues we generate from such sales is denominated in currencies other than the U.S. dollar. Additionally, portions of our cost of net revenues and other operating expenses are incurred by our international operations and are denominated in local currencies. For consolidated reporting, revenue and expenses denominated in non-US currencies are translated to US dollars at average currency exchange rates for the period (“P&L Exposures”). Thus, even if foreign currency results were stable, fluctuating currency rates produce volatile reported results. We have made limited efforts to mitigate P&L Exposures by hedging with currency derivatives. As of July 31, 2010, we have no foreign exchange forward contracts designated as a cash flow hedge pursuant to ASC 815.

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

Our outstanding foreign exchange forward contracts as of July 31, 2010 are presented in the table below. All forward contracts are representative of the expected payments to be made under these instruments. The fair market value of the contracts represents the difference between the spot currency rate at July 31, 2010 and the contracted rate. All of these forward contracts mature within 35 days of July 31, 2010 (in thousands):

	Currency	Local Currency Contract Amount	Currency	Contracted Amount	Fair Market Value at July 31, 2010
Contracts to buy U.S. dollar
Argentine peso	ARS	(10,000)	USD	2,522	$(8)
Brazilian real	BRL	(5,000)	USD	2,821	6
Canadian dollar	CAD	(4,300)	USD	4,149	(2)
British pound	GPB	(12,800)	USD	19,979	1
Chinese yuan	CNY	(42,000)	USD	6,197	(1)
Euro	EUR	(20,500)	USD	26,640	(6)
Mexican peso	MXN	(35,000)	USD	2,753	—
Polish zloty	PLN	(13,000)	USD	4,210	(3)

					(13)
Contracts to sell U.S. dollar
Australian dollar	AUD	7,000	USD	6,223	7

					$(6)

As of July 31, 2010, our Balance Sheet Exposures amounted to $90.0 million and were partially offset by forward contracts with a notional amount of $75.6 million. Based on our net exposures as of July 31, 2010, a 10% movement in currency rates would result in a gain or loss of $1.4 million.

Hedging of our Balance Sheet Exposures may not always be effective to protect us against currency exchange rate fluctuations, particularly in the event of imprecise forecasts of non-U.S. denominated assets and liabilities. In addition, at times we have not fully hedged our Balance Sheet Exposures, leaving us at risk to foreign exchange gains and losses on the un-hedged amounts. Furthermore, historically we have not hedged our P&L Exposures. Accordingly, if there were an adverse movement in exchange rates, we might suffer significant losses. For instance, for the nine months ended July 31, 2010 and 2009, we recorded $0.5 million and $0.6 million in net foreign exchange loss, respectively, despite our hedging activities.

Equity Price Risk

In June 2007, we sold $316.2 million aggregate principal amount of 1.375% Senior Convertible Notes due 2012 (the “Notes”) which may be converted prior to maturity into cash and shares of our common stock upon the occurrence of certain events. In April 2009, we repurchased and extinguished $33.5 million par value of our outstanding Notes. In December 2009, we repurchased and extinguished an additional $5.5 million par value of our outstanding Notes. As of July 31, 2010, the remaining par value of the Notes was $277.2 million. The conversion price of the Notes at issuance was approximately $44.02 per share. Upon conversion, we would pay the holder the cash value of the applicable number of shares of our common stock, up to the principal amount of the Notes. Amounts in excess of the principal amount, if any, would be paid in our common stock. Concurrently with the issuance of the Notes, we entered into note hedge transactions to reduce the financial impact from the conversion of the Notes and to mitigate any negative effect such conversion may have on the price of our common stock. We entered into the note hedge transactions with Lehman Brothers OTC Derivatives (“Lehman Derivatives”) and JP Morgan Chase Bank National Association, London Branch whereby we purchased options to purchase approximately 7.2 million shares of our common stock at a price of $44.02 per share and sold warrants to the same counterparties whereby they have the option to purchase 7.2 million shares of our common stock at a price of approximately $62.36.

The filing by Lehman Brothers of a voluntary Chapter 11 bankruptcy petition in September 2008 constituted an “event of default” under the note hedge transactions with Lehman Derivatives and the related guaranty by Lehman Brothers, giving us the immediate right to terminate the note hedge transactions and entitling us to claim reimbursement for the loss incurred in terminating and closing out the transaction. Lehman Derivatives and Lehman Brothers’ ability to perform their obligations under the note hedge transactions is unclear. To date we have not recovered any amounts or reimbursement related to the note hedge transactions with Lehman Derivatives and there can be no assurance we will ever receive any amounts, reimbursement or recovery related to the obligations of Lehman Derivatives and Lehman Brothers with respect to this note hedge transaction.

Excluding the note hedge transaction with Lehman Derivatives and the repurchases and extinguishment of a portion of our outstanding Notes as described above, as of July 31, 2010, we held an option to purchase up to 3.1 million shares of our common stock at $44.02, and have outstanding warrants for 7.2 million shares of our common stock at $62.36. Therefore, there is no impact if the share price of our common stock remains below $44.02. For every $1 increase in the share price of our common stock from $44.02 up to $62.36, we expect to issue the equivalent of $3.2 million in shares of our common stock (at the relevant share price). For every $1 increase in the share price of our common stock above $62.36, we will be required to issue the equivalent of $6.3 million in shares of our common stock.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of July 31, 2010.

Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Chief Financial Officer), our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2010, in light of the material weakness described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls and Procedures

We continue to implement our remediation plan for the material weakness in the design and operating effectiveness of controls related to income taxes as described under Item 9A. Controls and Procedures in our annual report on Form 10-K for the fiscal year ended October 31, 2009. Based on our progress to date in the implementation of our remediation plan we believe we will complete the required remedial actions for the material weakness in the fourth quarter of fiscal year 2010. There were no other changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The additional costs associated with the above remedial actions include ongoing compensation expenses for the expanded tax department and engagement fees for third party tax consulting firms to assist with the design and implementation and testing of the new processes and controls.

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

As of July 31, 2010, we have not yet remediated our material weakness in control activities related to income taxes. If we are unsuccessful in adequately implementing improved controls, we may be unable to comply with Exchange Act Rules 13a-15 and 15d-15, which specify the processes and controls that public companies are required to have in place, and we may be unable to provide the executive certificates required by Exchange Act Rules 13a-15 and 15d-15 in our quarterly and annual reports. Even if we implement improved controls, these controls may not be sufficient to detect or prevent future errors in financial reporting. We have devoted additional resources to our financial control and reporting requirements, including hiring additional qualified employees in these areas. We may hire additional employees and may also engage additional consultants in these areas. Competition for qualified financial control and accounting professionals in the geographic areas in which we operate is keen and there can be no assurance that we will be able to hire and retain these individuals.

If the weakened macroeconomic conditions or economic volatility persist or worsen, our business and results of operations could be adversely affected.

Since the latter half of 2008, the U.S. and international economy and financial markets have experienced significant slowdown and volatility due to uncertainties related to availability of credit, difficulties in the banking and financial services sectors, softness in the housing, retail and consumer markets, energy prices, severely diminished market liquidity, geopolitical conflicts, falling consumer confidence, increased rates of default and bankruptcy and rising unemployment rates. This slowdown resulted in reduced demand for our products, which in turn adversely impacted our revenues, business, financial condition and results of operations. In particular, the slowdown and volatility in the global markets resulted in softer demand in the financial and retail sectors, pricing pressures and more conservative purchasing decisions by customers, including a tendency toward lower-priced products and lower volume of purchases. In some countries where we do business, the weakened economy resulted in economic instability which had negative impacts, an example of which is decreased purchasing power due to currency devaluations.

While a number of markets have shown signs of improvement and we have experienced sequential growth in revenues and earnings and stronger demand in recent quarters, certain markets such as parts of southern Europe continue to experience weakened or uncertain economic conditions. We cannot predict whether such improvements or growth will continue and any future decline or volatility in global conditions could negatively impact our business, operating results and financial condition. Continued volatility in market conditions make it difficult to forecast earnings and if we fail to meet our financial guidance or the expectations of investment analysts or investors in any period, the market price of our common stock could decline.

We depend on a limited number of customers, including distributors and resellers, for a large percentage of our System Solutions sales. If we do not effectively manage our relationships with them, our net revenues and operating results will suffer.

A significant percentage of our net revenues are attributable to a limited number of customers, including distributors and ISOs. For the fiscal quarter ended July 31, 2010, our ten largest customers accounted for approximately 28.6% of our net revenues. Although no individual customer accounted for more than 10% of net revenues in the fiscal quarter ended July 31, 2010, three customers accounted for approximately 15.6% of our net revenues in that period. If any of our large customers significantly reduces or delays purchases from us or if we are required to sell products to them at reduced prices or on other terms less favorable to us, our revenues and income could be materially adversely affected.

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

In addition, orders from our distributors and resellers are dependent upon their sales volumes and inventory management decisions. In response to the global economic downturn a number of distributors and resellers had experienced weakened demand and slower sales, which in turn had resulted in declines in order volume and deferrals of orders for our products. Declines or deferral of orders could materially adversely affect our revenues, operating results and cash flows.

A majority of our net revenues is generated outside of the United States and we intend to continue to expand our operations internationally. Our results of operations could suffer if we are unable to manage our international expansion and operations effectively.

During the nine months ended July 31, 2010 and 2009, approximately 60.0% and 63.1%, respectively, of our net revenues were generated outside of the United States. We expect our percentage of net revenues generated outside of the United States to increase over time, although volatility in individual markets may result in relatively slower international growth in certain periods. Part of our strategy is to expand our penetration in existing foreign markets and to enter new foreign markets and in particular to enter new emerging markets where we expect to see growth in electronic payments. Our ability to penetrate some international markets may be limited due to different technical standards, protocols or product requirements. Expansion of our international business will require significant management attention and financial resources. Our international net revenues will depend on our continued success in the following areas:

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

Many of these factors typically become more prevalent during periods of economic stress; therefore, the persistence or occurrence of weakened global economic conditions in one or more region where we do business may exacerbate certain of these risks. For example, we are subject to foreign currency risk and economic and political instability which can lead to significant and unpredictable volatility in currency rates, including significant currency devaluations, which may negatively impact our revenues, gross margins, results of operations and financial position. Although we engage in some hedging of our foreign currency exposures, we do not hedge all such exposures and our hedging arrangements may not always be effective. See Foreign Currency Risk under Item 3. Quantitative and Qualitative Disclosures About Market Risk in this Form 10-Q. In addition, compliance with foreign and U.S. laws and regulations that are applicable to our international operations is complex and may increase our cost of doing business in international jurisdictions and our international operations could expose us to fines and penalties if we fail to comply with these regulations. These laws and regulations include import and export requirements, exchange control regulations, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials. Although we have implemented policies and procedures designed to ensure compliance with these laws, there can be no assurance that our employees, contractors, and agents will not take actions in violation of our policies, particularly as we expand our operations through organic growth and acquisitions. For example, two of our Brazilian subsidiaries that were acquired as a part of the Lipman acquisition have been notified of a number of assessments regarding Brazilian customs penalties that relate to alleged infractions in the importation of goods as well as certain tax assessments and penalties. See Part II Item 1. Legal Proceedings of this Form 10-Q. Defending such assessments can be costly and divert management time. Any such violations could subject us to civil or criminal penalties, including the imposition of substantial fines and interest or prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our reputation, our brand, our international expansion efforts, our business, and negatively impact our operating results. In addition, if we fail to address the challenges and risks associated with international expansion and acquisition strategy, we may encounter difficulties implementing our strategy, which could impede our growth or harm our operating results.

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

The existence of defects and delays in correcting them could result in negative consequences, including the following: harm to our brand; delays in shipping system solutions; loss of market acceptance for our system solutions; additional warranty expenses; diversion of resources from product development; and loss of credibility with distributors and customers. Correcting defects can be time consuming, costly and in some circumstances extremely difficult. Software errors may take several months to correct, and hardware defects may take even longer to correct.

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

We intend to pursue acquisitions and strategic investments, which will involve numerous risks. We may not be able to address these risks without substantial expense, delay or other operational or financial problems.

We expect to seek to acquire or make investments in related businesses, technologies, or products in the future. Acquisitions or investments involve various risks, such as:

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

We are subject to the risk of additional litigation and regulatory proceedings or actions in connection with the restatement. We have responded to inquiries and provided information and documents related to the restatement to the SEC, the U.S. Department of Justice, the New York Stock Exchange, and the Chicago Board Options Exchange. We were the subject of a Wells Notice from the SEC stating that the Staff intends to recommend that the SEC bring a civil injunctive action against us, alleging violations of the federal securities laws arising from the restatement. See additional discussion under Part II Item 1. Legal Proceedings of this Form 10-Q. Although we settled this matter with the SEC in November 2009, additional regulatory inquiries may also be commenced by other U.S. federal, state or foreign regulatory agencies. In addition, we may in the future be subject to additional litigation or other proceedings or actions arising in relation to the restatement of our historical interim financial statements. Litigation and any potential regulatory proceeding or action may be time consuming, expensive and distracting from the conduct of our business. The adverse resolution of any specific lawsuit or any potential regulatory proceeding or action could have a material adverse effect on our business, financial condition, and results of operations.

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

We have experienced some fiscal quarters in which a significant percentage of the business for the quarter is executed towards the end of the fiscal quarter. This could negatively impact our business and results of operations.

Revenues recognized in our fiscal quarters can be back-end loaded. This means that during a particular fiscal quarter the timing of orders could be such that a substantial portion of sales orders are received, product is shipped, and revenue is recognized towards the end of the fiscal quarter. The occurrence of such back-end loading could adversely affect our business and results of operations due to a number of factors including the following:

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

A substantial portion of our business consists of sales made to customers outside the United States. A portion of the net revenues we receive from such sales is denominated in currencies other than the U.S. dollar. Additionally, portions of our cost of net revenues and our other operating expenses are incurred by our International operations and denominated in local currencies. Fluctuations in the value of these net revenues, costs and expenses as measured in U.S. dollars have affected our results of operations historically, and adverse currency exchange rate fluctuations may have a material impact in the future. Further, changes in exchange rates that strengthen the U.S. dollar could increase the price of our products in the local currencies of the foreign markets we serve. This would result in making our products relatively more expensive than products that are denominated in local currencies, leading to a reduction in sales and profitability in those foreign markets. In addition, our balance sheet contains monetary assets and liabilities denominated in currencies other than the U.S. dollar, such as cash, intercompany balances, trade receivables and payables, and fluctuations in the exchange rates for these currencies could adversely affect our results of operations. We have entered into foreign exchange forward contracts and other arrangements intended to hedge our balance sheet exposure to adverse fluctuations in exchange rates. We have also effectively priced our System Solutions in U.S. dollars in certain countries. Nevertheless, these hedging arrangements may not always be effective, particularly in the event of imprecise forecasts of non-U.S. denominated assets and liabilities. Additionally, our efforts to effectively price products in U.S. dollars may have disadvantages since it may affect demand for our products if the local currency strengthens relative to the U.S. dollar. On the other hand, we could be adversely affected where the U.S. dollar strengthens relative to the local currency between the time of a sale and the time we receive payment, which would be collected in the devalued local currency. Accordingly, if there is an adverse movement in one or more exchange rates, we might suffer significant losses and our results of operations may otherwise be adversely affected. Uncertainty in the global market conditions have resulted in and may continue to cause significant volatility in foreign currency exchange rates which could increase these risks. Additionally, hedging programs expose us to risks that could adversely affect our operating results, including the following:

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

Singapore

Our principal subsidiary in Singapore has received tax benefits under the Singapore Pioneer Tax Holiday provision. We received such tax benefits of approximately $4.1 million in 2009 and $1.2 million in 2008. To maintain our eligibility for these benefits, we must meet certain agreed conditions, including maintaining agreed levels of Singapore employees and incurring and documenting total local business spend levels as agreed with the Singapore Economic Development Board. We recently renegotiated the terms and conditions of the Tax Holiday, including revision of certain of these conditions. Although we expect to be able to meet the terms and conditions to maintain our Tax Holiday, if we are not able to achieve or maintain the required conditions, such as employment levels and total local business spend levels, we may lose our eligibility for such benefits which could result in our income in Singapore being taxed at the statutory rate of 17% instead of the agreed Pioneer Tax Holiday rate of 0%. A loss of all or part of these tax benefits would adversely affect our results of operations and cash flows.

Changes in our effective tax rate could adversely affect results of operations.

Our effective tax rate could be adversely affected by a number of factors, including shifts in the mix of pretax profits and losses by tax jurisdiction, our ability to use tax credits, changes in tax laws or related interpretations in the jurisdictions in which we operate, and tax assessments and related interest and penalties resulting from income tax audits. We have not provided for U.S. federal and state income taxes or foreign withholding taxes that may result from future remittances of undistributed earnings of foreign subsidiaries. Recently, there have been proposals to reform U.S. tax rules including proposals which may result in a reduction or elimination of the deferral of U.S. income tax on our foreign earnings, in which case our effective tax rate could be adversely affected. Any of these changes could have an adverse affect on our results of operations.

We have experienced rapid growth in our operations, and if we cannot adequately manage our growth, our results of operations will suffer.

We have experienced rapid growth in our operations in certain periods, both internally and from acquisitions. We cannot be sure that we have made adequate allowances for the costs and risks associated with our expansion, or that our systems, procedures, and managerial controls will be adequate to support further expansion in our operations. Any delay in implementing, or transitioning to, new or enhanced systems, procedures, or controls to accommodate the requirements of our business and operations and to effectively integrate acquired operations may adversely affect our ability to manage our product inventory and record and report financial and management information on a timely and accurate basis. If we are unable to successfully manage expansion, our results of operations may be adversely affected.

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

As a result of our acquisitions, particularly that of Lipman in November 2006, we have recorded significant goodwill and intangible assets on our balance sheet. We test goodwill and intangible assets for impairment on a periodic basis as required, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The events or changes that could require us to test our goodwill and intangible assets for impairment include a reduction in our stock price and market capitalization and changes in our estimated future cash flows, as well as changes in rates of growth in our industry or in any of our reporting units. In the fourth fiscal quarter of 2008, we recorded an impairment charge of $289.1 million for goodwill and developed technology intangible assets due to lower revenue expectations in light of current operating performance and future operating expectations. During the first fiscal quarter of 2009, we concluded that the carrying amount of the North America and Asia reporting units exceeded their implied fair values and recorded an estimated impairment charge of $178.3 million. We finalized the goodwill evaluation process and recorded a $2.7 million reduction of impairment charge during the second quarter of fiscal year 2009. The final goodwill impairment charge was $175.5 million as of April 30, 2009. We have not recorded any further impairment charges since the quarter ended April 30, 2009.

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

Our system solutions must meet industry standards imposed by payment systems standards setting organizations such as EMVCo LLC, credit card associations such as Visa, MasterCard, and other credit card associations and standard setting organizations such as PCI SSC, Intermec and the UK Cards Association. New standards are continually being adopted or proposed as a result of worldwide anti-fraud initiatives, the increasing need for system compatibility and technology developments such as wireless and wireline IP communication. Our solutions also must comply with government regulations, including those imposed by telecommunications authorities and independent standards groups worldwide regarding emissions, radiation, and connections with telecommunications and radio networks. We cannot be sure that we will be able to design our solutions to comply with future standards or regulations on a timely basis, if at all. Compliance with these standards could increase the cost of developing or producing our solutions. New products designed to meet any new standards need to be introduced to the market and ordinarily need to be certified by the credit card associations and our customers before being purchased. The certification process is costly and time consuming and increases the amount of time it takes to sell our products. Our business and financial condition could be adversely affected if we cannot comply with new or existing industry standards, or obtain or retain necessary regulatory approval or certifications in a timely fashion, or if compliance results in increasing the cost of our products. Selling products that are non-compliant may result in fines against us or our customers, which we may be liable to pay. In addition, even if our products are designed to be compliant, compliance with certain security standards is determined based on the merchant’s or service provider’s network environment in which our systems are installed and, therefore, is dependent upon a number of additional factors such as proper installation of the components of the environment including our systems, compliance of software and system components provided by other vendors, implementation of compliant security processes and business practices and adherence to such processes and practices. Our business and financial condition could be adversely affected if we do not comply with new or existing industry standards, or obtain or retain necessary regulatory approval or certifications in a timely fashion, or if compliance results in increasing the cost of our products.

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

On October 31, 2006, our principal subsidiary, VeriFone, Inc., entered into a secured credit agreement consisting of a Term B Loan facility of $500.0 million and a revolving credit facility permitting borrowings of up to $40.0 million (the “Credit Facility”). The proceeds from the Term B loan were used to repay all outstanding amounts relating to an existing senior secured credit agreement, pay certain transaction costs, and partially fund the cash consideration in connection with the acquisition of Lipman on November 1, 2006. Through July 31, 2010, we had repaid an aggregate of $277.5 million, leaving a Term B Loan balance of $222.5 million at July 31, 2010.

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

If we are unable to comply with the covenants in our Credit Facility, we will be in default, which could result in the acceleration of our outstanding indebtedness. In addition, if our leverage exceeds a certain level set out in our Credit Facility, a portion of our excess cash flows must be used to pay down our outstanding debt. If acceleration occurs, we may not be able to repay our debt and we may not be able to borrow sufficient additional funds to refinance our debt. The U.S. credit markets have contracted significantly and as a result we may not be able to obtain additional financing on acceptable terms, or at all. If we were to default in performance under the Credit Facility, we may pursue an amendment or waiver of the Credit Facility with our existing lenders, but there can be no assurance that the lenders would grant such an amendment or waiver and, in light of current credit market conditions, any such amendment or waiver requested is likely to be on terms, including additional fees, as well as increased interest rates and other more stringent terms and conditions that would be materially disadvantageous to us. For example, as a result of the delay in our financial reports for the 2007 fiscal year and the first two fiscal quarters of 2008, we were required to obtain amendments to our Credit Facility that resulted in an increase in the interest rate payable on our term loan and revolving commitments, as well as increases in the commitment fee for unused revolving commitments and letter of credit fees. We also paid the consenting lenders amendment fees in connection with the amendments. We expect that in light of recent market conditions any lender’s fees or other terms and conditions for a covenant waiver or amendment would be substantially more costly to us today than the cost we incurred for credit agreement amendments in 2008.

The conditions of the U.S. and international capital markets may adversely affect our ability to draw on our revolving credit facility as well as have an adverse effect on other financial transactions.

Lehman CP was a lender under our revolving credit facility with a commitment of $15 million out of the $40 million facility. As a result of Lehman CP’s filing of a voluntary Chapter 11 bankruptcy petition in October 2008, we reduced the revolving credit facility by its commitment.

In addition, the filing by Lehman Brothers of a voluntary Chapter 11 bankruptcy petition in September 2008 constituted an “event of default” under the note hedge transaction with Lehman Derivatives (which has also filed a voluntary Chapter 11 bankruptcy petition) and the related guaranty by Lehman Brothers, giving us the immediate right to terminate the note hedge transaction and entitling us to claim reimbursement for the loss incurred in terminating and closing out the transaction. To date we have not recovered any amounts or reimbursement related to the note hedge transactions with Lehman Derivatives and there can be no assurance we will ever receive any amounts, reimbursement or recovery related to the obligations of Lehman Derivatives and Lehman Brothers with respect to this note hedge transaction. Lehman Derivatives and Lehman Brothers’ ability to perform their obligations under the note hedge transactions is unclear. Because we have not replaced this hedge transaction, we are subject to potential dilution on the portion of our convertible notes that is intended to be covered by the hedge transaction with Lehman Derivatives upon conversion if on the date of conversion the per share market price of our common stock exceeds the conversion price of approximately $44.02 per share. Further, if we decided to replace the hedge we could incur significant costs to do so.

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

We intend to fulfill our debt service obligations under our Credit Facility from existing cash, investments and operations. Principal payments on the Term B Loan are due in equal quarterly installments over the term with a maturity date of October 31, 2013. In the future, if we are unable to generate or raise additional cash sufficient to meet these obligations and need to use more of our existing cash than planned or to liquidate investments in order to fund these obligations, we may have to delay or curtail the development and/or the sales and marketing of new payment systems. The Term B Loan bears interest at 2.75% over the applicable LIBOR rate. As a result of the recent global recession and downturn in financial markets, LIBOR has declined significantly, which has resulted in a lower effective interest rate on our Term B Loan. LIBOR fluctuates based on economic and market factors that are beyond our control. Any significant increase in LIBOR would result in a significant increase in interest expense on our Term B Loan, which could negatively impact our net income and cash flows.

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
Chief Executive Officer Chief Executive Officer

By:	/s/ ROBERT DYKES
Robert Dykes
Senior Vice President and Chief Financial Officer

Date: September 3, 2010

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