Form 10-K
period 2010-10-31
VERIFONE SYSTEMS, INC.
filed 2010-12-21
CIK 1312073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of April 30, 2010, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $1.2 billion based on the closing sale price as reported on the New York Stock Exchange.

There were 87,524,589 shares of the registrant’s common stock issued and outstanding as of the close of business on December 15, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

None.

VERIFONE SYSTEMS, INC.

2010 ANNUAL REPORT ON FORM 10-K

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

Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined in Item 1A. Risk Factors in this Annual Report on Form 10-K. These factors may cause our actual results to differ materially from any forward-looking statement.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.

These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. These risks and other factors include those listed under Item 1A.Risk Factors in this Annual Report on Form 10-K, and elsewhere in this report. We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform such statements to actual results or to changes in expectations.

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

Security has become a driving factor in our business as our customers endeavor to meet ever escalating governmental requirements related to the prevention of identity theft as well as operating regulation safeguards issued by the credit and debit card associations, members of which include Visa International (“Visa”), MasterCard Worldwide (“MasterCard”), American Express, Discover Financial Services, and JCB Co., Ltd. (“JCB”). In September 2006, these card associations established the Payment Card Industry Security Standards Council (“PCI SSC”) to oversee and unify industry standards in the areas of payment card data security, referred to as the PCI standards, which consist of PIN Transaction Security (“PTS”), the PCI Data Security Standard (“PCI-DSS”) for enterprise data security, and the Payment Application Data Security Standard (“PA-DSS”) for payment application data security. We are a leader in providing systems and software solutions that meet these standards and have upgraded or launched next generation system solutions that span our product portfolio ahead of mandated deadlines.

VeriFone recently led the development of the Secure Point of Sale Vendor Alliance (“SPVA”). The SPVA is a non-profit organization that works with stakeholders in the payment value chain. The SPVA is open to participation from all point of sale (“POS”) vendors engaged in developing secure payment systems, as well as other businesses that interact with these payment system vendors. To date, its membership consists of major transaction acquirers, payment technology vendors, encryption vendors and other POS companies. The SPVA is currently focused on developing standards for secure, end-to-end encryption systems and developing standards for the secure management of payment devices through their lifecycle, from manufacturing, to deployment, to operation and repair and ultimately to removal from service. The standards will likely require major upgrades to existing software and hardware infrastructure over time and will create opportunities for the secure remote management and control of millions of deployed payment systems.

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

Company History

VeriFone, Inc., our principal operating subsidiary, was incorporated in 1981. Shortly afterward, we introduced the first check verification and credit authorization device ever utilized by merchants in a commercial setting. In 1984, we introduced the first mass market electronic payment system intended to replace manual credit card authorization devices for small merchants. VeriFone, Inc. became a publicly traded company in 1990 and was acquired by Hewlett-Packard Company (“HP”) in 1997. HP operated VeriFone, Inc. as a division until July 2001, when it sold VeriFone, Inc. to Gores Technology Group, LLC, a privately held acquisition and investment management firm, in a transaction led by our Chief Executive Officer, Douglas G. Bergeron. In July 2002, Mr. Bergeron and certain investment funds affiliated with GTCR Golder Rauner, LLC, or GTCR, a private equity firm, led a recapitalization in which VeriFone Systems, Inc. was organized as a holding company for VeriFone, Inc., and GTCR-affiliated funds became our majority stockholders. We completed our initial public offering on May 4, 2005. In June 2009, the GTCR-affiliated funds ceased to be beneficial owners of 5% or more of our outstanding common stock.

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

In November 2010, we announced that we had entered into a definitive agreement to acquire Hypercom Corporation in a merger that, subject to shareholder approval and customary regulatory approvals, is anticipated to close in the second half of 2011. Hypercom is a global payment technology provider that delivers high security, end-to-end electronic payment products, software solutions, and services.

Our Industry

The electronic payment solutions industry encompasses systems, software, and services that enable the acceptance and processing of electronic payments for goods and services and provide other value-added functionality at the point of sale. The electronic payment system is an important part of the payment processing infrastructure. We believe that current industry trends, including the global shift toward electronic payment transactions and away from cash and checks, the rapid penetration of electronic payments in emerging markets as those economies modernize, the increasing proliferation of IP connectivity and wireless communication, and an increasing focus on security to combat fraud and identity theft, will continue to drive demand for electronic payment systems.

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

IP Connectivity

Broadband connectivity provides faster transmission of transaction data at a lower cost than traditional dial up telephone connections, enabling more advanced payment and other value-added applications at the point of sale. Major telecommunications carriers have expanded their communications networks and lowered fees, which allows more merchants to utilize IP-based networks cost effectively. The faster processing and lower costs associated with IP connectivity have opened new markets for electronic payment systems, including many that have been primarily cash-only industries such as quick service restaurants (“QSRs”). New wireless electronic payment solutions are being developed to increase transaction processing speed, throughput, and mobility at the point of sale, and offer significant security benefits by enabling consumers to avoid relinquishing their payment cards. A portable device can be presented to consumers, for example, to pay-at-the-table in full-service restaurants or to pay in other environments, such as outdoor arenas, pizza delivery, taxi cabs and farmers’ markets.

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

Mobile technologies enable new applications for electronic payment transactions, including pay-at-the-table and pay-at-the-curb in restaurants, as well as electronic card payments in environments that once required cash payments or more expensive off-line card acceptance. These include delivery services, in-home services, and taxi and limousine credit and debit card acceptance. Mobile technologies also facilitate establishment of unattended payment stations such as ticketing and vending kiosks.

In 2010, small merchants began leveraging their smart phones as payment acceptance devices. By simply adding a low-cost card-reading device and software application available from a number of sources, a consumer’s smart phone can be transformed into a payment system. Our PAYware Mobile system provides hardware based “end-to-end” encryption of the card data using the “card encryption sleeve” which is designed to ensure the card data is protected at all times.

Increasing Focus on Security to Reduce Fraud and Identity Theft

Industry security standards are constantly evolving, driving recertification and replacement of electronic payment systems, particularly in Europe and the United States. In order to offer electronic payment systems that connect to payment networks, electronic payment system providers must certify their products and services with card associations, financial institutions, and payment processors and comply with government and telecommunications company regulations. This certification process may take up to twelve months to complete. See Item 1. Business — Industry Standards and Government Regulations for a more detailed description of these standards and regulations.

Storage and handling of credit card data by retailers represents a constant threat of fraud and identity theft, creating tremendous risk of financial and reputational losses.

The protection of cardholder data currently requires retailers to:

•	Install only approved PIN-Entry Devices and replace any unapproved devices by the end of 2010;

•	Upgrade or modify processing systems to ensure all applications that capture, manage, transmit, or store cardholder information within the enterprise are compliant with PCI-DSS and PA-DSS;

•	Upgrade wired/wireless networking infrastructure to monitored high-security routers/switches/hubs;

•	Make wholesale changes to password and other system access policies; and

•	Undertake costly quarterly or annual security audits by approved third-party auditors.

The current industry-wide response to this threat is to set site security policies across all enterprise systems. This approach is difficult and costly due to the complexity of most retail Information Technology (“IT”) environments, and is unlikely to guarantee protection against data breaches. Furthermore, any system change, no matter how small, may be costly and time consuming to retailers as modification of any portion of the POS system usually requires end-to-end re-certification.

Contactless Payments and Mobile Phone Initiated Payments based on NFC

Payments initiated via Contactless RFID and NFC technology continue to grow in popularity with trials, pilots, or rollouts taking place in all major geographies. Contactless payment credentials can be in the form of credit cards, key fobs, or other devices that use radio frequency communications between the payment credential and the point of sale system. According to the Smartcard Alliance, domestically there are over 18 million RFID-imbedded cards now in circulation and over 51,000 retail locations now able to accept contactless payments. This contactless acceptance infrastructure is not only capable of reading cards, key fobs, or token-based RFID payment media, but is also compatible with payments initiated via mobile phones using NFC technology.

In November 2010, a joint venture of the three largest U.S. mobile network operators, branded ‘ISIS’, was announced by AT&T, Verizon and T-Mobile. ISIS’s stated goal is “to build a nationwide mobile commerce network utilizing smart phones and near-field communication (NFC) technology.” This development may drive deployment of NFC-enabled handsets to consumers as well as deployment of NFC enabled payment systems to merchants.

Unattended Self-Service Kiosks and Outdoor Payment Systems

The growth in EuroPay, MasterCard, and Visa (“EMV”) transactions that require consumers to enter a secret PIN code has had a trickledown effect on all aspects of the payment acceptance infrastructure, including self-service market segments. Unattended applications such as automated ticketing machines, self-order kiosks, bill payment, product vending, telephone calling card top up, and self-checkout applications that historically relied on a simple magnetic stripe reader to process credit and debit payments now require complex and secure payment systems to interact with the consumer safely and securely. Due to the complexities involved in developing compliant, secure, and certified payment solutions, most unattended and outdoor kiosk vendors have turned to traditional payment system vendors such as VeriFone to provide easy to integrate and pre-certified payment modules to enable the future of electronic payments in these environments.

Products and Services

Our System Solutions

Our system solutions are available in several distinctive modular configurations, offering our customers flexibility to support a variety of consumer payment and connectivity options, including wireline and wireless IP technologies.

Countertop

Our countertop electronic payment systems accept magnetic, smart card, and contactless/RFID cards and support credit, debit, check, electronic benefits transfer, and a full range of pre-paid products, including gift cards and loyalty programs. Our countertop solutions are available under the Vx solutions brands. These electronic payment systems incorporate high performance 32-bit Acorn RISC Machines (“ARM”) microprocessors and have product line extensions targeted at the high-end countertop broadband and wireless solutions for financial, retail, multi-lane retail, hospitality, government, and health care market segments. We design our products in a modular fashion to offer a wide range of options to our customers, including the ability to deploy new technologies at minimal cost as technology standards change. Our electronic payment systems are easily integrated with a full range of optional external devices, including secure PIN pads, check imaging equipment, barcode readers, contactless/RFID readers, and biometric devices. Our secure PIN pads support credit and debit transactions, as well as a wide range of applications that are either built into electronic payment systems or connect to electronic cash registers (“ECRs”) and POS systems. In addition, we offer an array of certified software applications and application libraries that enable our countertop systems and secure PIN pads to interface with major ECR and POS systems.

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

Recently, we introduced a solution that extends our payment, security and gateway technologies for use in conjunction with smart phones. Our PayWare Mobile solution allows iPhone users to securely and efficiently utilize their handset to conduct “card present” credit card transactions.

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

Contactless

We offer a variety of contactless/NFC payment solutions across multiple product lines, specifically designed for consumer-activated transactions utilizing contactless cards, tokens, or NFC-enabled mobile phones. These product solutions include integrated, modular, and stand alone contactless readers for both indoor and outdoor payment system solutions. Our contactless payment solutions are certified in accordance with industry standards maintained by EMVCo LLC and major card associations, including Visa, MasterCard, American Express and Discover Financial Services. In addition, we have adapted several of these contactless payment systems to include acceptance of regional contactless card solutions required by our customers.

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

Server-based

Our server-based transaction products enable merchants to integrate advanced payment functionality into PC-based and other retail systems seamlessly. These products handle all of the business logic steps related to an electronic payment transaction (credit, debit, gift, and loyalty), including collection of payment-related information from the consumer and merchant, and communication with payment processors for authorization and settlement. Our products also enable the functionality of peripherals that connect to personal computer (“PC”) based electronic payment systems, including consumer-activated products such as secure PIN pads and signature capture devices. Our PayWare software product line, consisting of server-based, enterprise payment software solutions now includes card acceptance/merchant acquiring solutions (PCCharge, Payware PC, Payware Merchant, Payware Transact), POS Integration Software (Payware Link and Payware Link LE), Value Added Payment Solutions (Payware Gift and Payware Prepay). and Card Management Systems for Issuers and Acquirers (Payware CMS).

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

Cardholder Data Security

We recently introduced a powerful solution to protect sensitive consumer magnetic stripe data captured from credit and debit cards at the point of sale. This solution, VeriShield Protect, encrypts consumer card data at the moment it is swiped, before it enters the retailer’s point of sale system and maintains that protection until it is outside of the merchant’s infrastructure, effectively shielding the merchant from access to detailed consumer data. VeriShield Protect employs proprietary technology designed to mask the encrypted data in a manner that does not require changes to currently installed point of sales systems and applications, making adoption of this highly secure solution simple and cost effective for merchants. VeriShield Protect aids retailers in achieving certification for data security standards set forth by the PCI SSC, also adding an additional layer of protection not currently mandated by performing end-to-end encryption using proven secure Tamper Resistant Security Module (TRSM) technology commonly used today to protect consumer PINs at ATMs and POS devices. VeriShield Protect is currently available on our Vx and MX Solutions product lines.

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

Libraries and Development Tools

We believe that by delivering a broad portfolio of application libraries and development tools to our large community of internal and third-party application developers, we are able to significantly reduce the time to obtain certification for our system solutions. We provide a set of application libraries, or programming modules such as smart card interfaces, networking communications that have defined programming interfaces, which facilitate the timely and consistent implementation of our multi-application system solutions. Further, we maintain a high level of application compatibility across platforms, facilitating the migration of applications to future system solutions.

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

Remote Management System

Effective remote management is essential to cost effective deployment and maintenance of electronic payment systems. Our VeriCentre device management system provides broad remote management functionality for our system solutions, including software downloads, application management, remote diagnostics, and information reporting. In addition, we have developed the PAYware Vision management system solution for managing the multi-media content, signature capture/storage/retrieval, and device management of our multi-media capable, consumer-activated MX product line. Our management system licensees are responsible for the implementation, maintenance, and operation of the system. In certain markets and with certain customers, we maintain and manage the system to provide remote management services directly to customers. In addition, message management functionality allows financial institutions and payment processors to send customized text and graphics messages to any or all of their Verix, NURIT, Secura, or MX terminal based merchants, and receive pre-formatted responses.

Customers

Our customers include financial institutions, payment processors, petroleum companies, large retailers, government organizations, and healthcare companies, as well as ISOs, which re-sell our system solutions to small merchants. In North America, for the fiscal year ended October 31, 2010, approximately 22% of our sales were via ISOs, distributors, resellers, and system integrators, approximately 76% were direct sales to petroleum companies, retailers, and government-sponsored payment processors, and the remainder were to non-government-sponsored payment processors and financial institutions. Internationally, for the fiscal year ended October 31, 2010, approximately 37% of our sales were via distributors, resellers, and system integrators and the remaining 63% were direct sales to financial institutions, payment processors, and major retailers.

The percentage of net revenues from our ten largest customers is as follows:

	Fiscal Year Ended October 31
	2010	2009	2008
Percentage of net revenues from our ten largest customers	26.7%	31.8%	32.9%

For the fiscal years ended October 31, 2010, 2009 and 2008, no one customer accounted for more than 10% of our total net revenues.

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

Our VAP Program provides a technical, operational, and marketing environment for third-party developers to leverage our distribution channels to sell value-added applications and services. As of October 31, 2010, approximately 37 third-party developers, or partners, in our VAP Program have provided solutions for pre-paid cards, gift cards, and loyalty cards and age verification services, among others. Through the program, merchants obtain seamless access to value-added applications, allowing them to differentiate their offerings without a costly product development cycle.

As of October 31, 2010, we had 476 sales and marketing employees, representing approximately 19% of our total workforce.

Global Outsourcing and Manufacturing Operations

Prior to our Lipman acquisition in November 2006, we outsourced 100% of our product manufacturing to providers in the Electronic Manufacturing Services (“EMS”) industry. For the period from the Lipman acquisition up to the first quarter of fiscal year 2010, our NURIT branded products were built in our in-house manufacturing facility located in Rosh Ha’ayin, Israel. As of October 31, 2010, this work is once again 100% outsourced to EMS providers. We currently use several EMS providers located in China, Singapore, Brazil and Israel. We have enabled direct shipment capability for several product lines from our EMS providers to our customers in various countries around the world.

Competition

The markets for our system solutions and services are highly competitive, and we are subject to price pressures resulting from a number of factors. Competition from manufacturers, distributors, or providers of products similar to or competitive with our system solutions or services could result in price reductions, reduced margins, and a loss of market share or could render our solutions obsolete. For example, First Data Corporation, a leading provider of payments processing services, and our largest customer, has developed and continues to develop a series of proprietary electronic payment systems for the U.S. market.

We expect to continue to experience significant levels of competition in the future. We compete globally with suppliers, manufacturers, or distributors of electronic payment systems and services as well as suppliers of cash registers that provide built-in electronic payment capabilities and producers of software that facilitates electronic payments over the internet. Our primary competitors in these markets for POS terminals and services include Ingenico S.A., Hypercom Corporation, First Data Corporation, Heartland Payment Systems, Pax Technology, Ltd., SZZT Electronics Co. Ltd., and CyberNet Inc. We also compete with Gilbarco, Inc. (a subsidiary of Danaher Corporation), International Business Machines Corporation, MICROS Systems, Inc., NCR Corporation, and Radiant Systems, Inc. In addition, we face vigorous competition from smaller companies that have been able to develop strong local or regional customer bases. In addition, most of our customers are large, sophisticated organizations that have significant purchasing power. We compete primarily on the basis of the following factors: trusted brand, end-to-end system solutions, product certifications, value-added applications and advanced product features, advanced communications modularity, reliability, supply chain scale/flexibility, payment data security, and low total cost of ownership. In certain foreign countries, some of our competitors are more established, benefit from greater local recognition and have greater resources within those countries than we do.

We expect competition in our industry will be largely driven by the requirements to respond to increasingly complex technology, industry certifications, and security standards. We also see the prospect of continued consolidation among suppliers of electronic payment systems as they seek inorganic ways to enhance their capability to carry out research and development and seek other efficiencies, such as in procurement and manufacturing. In November 2010, we announced that we had entered into a definitive agreement to acquire Hypercom in a merger that, subject to shareholder approval and customary regulatory approvals is anticipated to close in the second half of 2011.

Research and Development

We work with our customers to develop system solutions that address existing and anticipated end-user needs. Our development activities are distributed globally and managed primarily from the United States. We utilize regional application development capabilities in locations where labor costs are lower than in the United States and where regional expertise can be leveraged for our target markets in Asia, Europe, and Latin America.

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

Our research and development expenses were $74.2 million, $65.1 million and $75.6 million for the fiscal years ended October 31, 2010, 2009, and 2008, respectively. Research and development expenses as a percentage of net revenues were 7.4%, 7.7%, and 8.2% for the fiscal years ended October 31, 2010, 2009, and 2008, respectively. As of October 31, 2010, we had 930 research and development employees representing approximately 36% of our total workforce.

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

We actively participate in electronic payment industry working groups that help develop market standards. Our personnel are members of several working groups of the American National Standards Institute (“ANSI”), a private, non-profit organization that administrates and coordinates voluntary standardization in the United States and the Industry Standards Organization that contains working groups responsible for international security standards. They have leadership roles on subcommittees that develop standards in such areas as financial transactions, data security, smart cards, and the petroleum industry.

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

We are also subject to the following standards and requirements:

Security Standards

Industry and government security standards ensure the integrity of the electronic payment process and protect the privacy of consumers using electronic payment systems. New standards are continually being adopted or proposed as a result of worldwide fraud prevention initiatives, increasing the need for new security solutions and technologies. In order for us to remain compliant with the growing variety of international requirements, we have developed a security architecture that incorporates physical, electronic, operating system, encryption, and application-level security measures. This architecture has been successful including in countries that have particularly stringent and specific security requirements, such as Australia, Canada, Germany, the Netherlands, New Zealand, Singapore, Sweden, Switzerland and the United Kingdom.

Card Association Standards

Payment Card Industry Security Standards. In September 2006, the PCI SSC was formed by American Express, Discover Financial Services, JCB, MasterCard, and Visa. PCI SSC is responsible for developing and disseminating security specifications, validation of testing methods and security assessor training. The five founding companies participate as members of the policy setting Executive Committee of the PCI SSC.

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

In September 2007, the PCI SSC announced that the Security Standard Payment Card Industry PIN-Entry Device (“PCI PED”) standard will be moved under the control of the PCI SSC. This PCI PED standard was previously maintained and updated by Visa, MasterCard, and JCB specification and testing requirements have become a standard specification for the five card associations. All previous mandates and deadlines regarding PCI PED compliance will remain in effect under the PCI SSC. Further alignment with regional and national debit networks and certification bodies may occur, which would enable electronic payment system providers to certify payment technology more quickly and cost effectively. In practice, the PCI PED approval process represents a significant increase in level of security and technical complexity for PIN Entry Devices. In April 2009, the PCI SSC announced the expansion of the PCI PED requirements program to include two new types of devices, unattended payment terminals (“UPT”) and hardware security modules (“HSM”). In November, 2009, the PCI SSC renamed the PCI PED standard to the PIN Transaction Security (“PTS”) standard.

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

Contactless System Standards. The major card associations have each established a brand around contactless payment. The brands and specifications are PayPass® for MasterCard, Visa payWave® and Visa Wave® for Visa, ExpressPay® for American Express, ZIP® for Discover Financial Services , and J/speedy for JCB. Along with these brands, each of the card associations has developed its own specifications governing its brand’s user experience, data management, the card-to-reader protocols and in at least one case the protocol between the contactless reader and the host device. Each brand of contactless payment has a complete set of specifications, certification requirements and a very controlled testing and approval process. In order to access the specification and approval process, payment system manufacturers must become licensees of the relevant card association’s specification. Although all of the specifications are based on ISO-IEC 14443, a standard developed by the International Organization for Standardization, the application approval processes are not compatible with one another. MasterCard has assigned its PayPass® contactless implementation specifications to EMVCo LLC, which was the first step towards the creation of a common specification and certification standard for contactless payment systems. The EMVCo LLC Contactless protocol testing process has also been put in place. VeriFone actively participates in several standards bodies pursuing common standards for contactless payments, including INCITS B10, EMVCo LLC, the Smart Card Alliance and the NFC Forum.

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

We have successfully achieved Vx product-line compliance with the MasterCard PTS security specification regarding security of IP-based systems. The MasterCard PTS program approval applies to several IP-enabled products including the Vx 510, Vx 570, Vx 610, Vx 670, and Vx 810 payment systems. We are the first terminal vendor to achieve such a distinction across an entire product line.

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

Telecommunications Regulatory Authority and Carrier Requirements

Our products must comply with government regulations, including those imposed by the Federal Communications Commission and similar telecommunications authorities worldwide regarding emissions, radiation, safety, and connections with telephone lines and radio networks. Our products must also comply with recommendations of quasi-regulatory authorities and of standards-setting committees. Our electronic payment systems have been certified as compliant with a large number of national requirements, including those of the Federal Communications Commission and Underwriters Laboratory in the United States and similar local requirements in other countries.

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

As of October 31, 2010, we held 46 patents (including patents acquired in connection with our acquisitions of Semtek Innovative Solutions Corporation and WAY Systems, Inc.) and have 67 patent applications (including patent applications acquired in connection with our acquisitions of Semtek Innovative Solutions Corporation and WAY Systems, Inc.) filed with various patent offices in several countries throughout the world, including the United States, Canada, the United Kingdom, the European Union, China, Israel, Italy, India, Australia, Japan, Germany, France, Ireland, Hong Kong, Taiwan and South Africa.

As of October 31, 2010, we held trademark registration in 32 countries for VERIFONE and in 42 countries for VERIFONE including our ribbon logo. We currently hold trademark registration in the United States and a variety of other countries for our product names and other marks.

We generally have not registered copyrights in our software and other written works. Instead, we have relied upon common law copyright, customer license agreements, and other forms of protection. We use non-disclosure agreements and license agreements to protect software and other written materials as copyrighted and/or trade secrets.

In the United States and other countries, prior to 2001, our predecessor held patents relating to a variety of POS and related inventions, which expire in accordance with the applicable law in the country where filed. In 2001, as part of the divestiture of VeriFone, Inc. from HP, VeriFone, Inc. and HP entered into a technology agreement whereby HP retained ownership of most of the patents owned or applied for by VeriFone prior to the date of divestiture. The technology agreement grants VeriFone a perpetual, non-exclusive license to use any of the patented technology retained by HP at no charge. In addition, we hold a non-exclusive license to patents held by NCR Corporation related to signature capture in electronic payment systems. This license expires in 2011, along with the underlying patents.

Segment and Geographical Information

For an analysis of financial information about geographic areas as well as our segments, see Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Segment Information and Note 16. Segment and Geographic Information of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Employees

As of October 31, 2010, we have 2,565 employees worldwide. None of our employees is represented by a labor union agreement or collective bargaining agreement. We have not experienced any work stoppages and we believe that our employee relations are good.

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

The risks set forth below may adversely affect our business, financial condition, and operating results. In addition to the risks set forth below and the factors affecting specific business operations identified with the description of these operations elsewhere in this report, there may also be risks of which we are currently not aware, or that we currently regard as immaterial based on the information available to us, that later prove to be material.

Risks Related to Our Business

There are numerous risks associated with our recent entry into an agreement with Hypercom.

On November 17, 2010, we announced that we had entered into an agreement to acquire Hypercom in a transaction in which the outstanding shares of Hypercom common stock would be exchanged for VeriFone common stock.

There are numerous risks associated with our having entered into this agreement, including the following:

Regulatory agencies must approve the merger and could impose conditions on, delay, or refuse to approve the merger. We are subject to the securities and antitrust laws of the United States and the antitrust laws of any other jurisdiction in which the merger is subject to review. We may be unable to obtain in the anticipated timeframe, or at all, the regulatory approvals required to complete the merger. Governmental entities with which filings are made may seek regulatory concessions, including compliance with material restrictions or conditions, including the divestiture of portions of our or Hypercom’s business, as conditions for granting approval of the merger. These actions may have a material adverse effect on us or a material adverse effect on the combined business. Under the merger agreement, we and Hypercom have both agreed to use reasonable best efforts to complete the merger, including to gain clearance from antitrust and competition authorities and to obtain other required regulatory approvals. Under the merger agreement, our reasonable best efforts includes a requirement by us to dispose of businesses or assets that produced up to $124 million in revenues for us, Hypercom, and our respective subsidiaries during the 2009 fiscal year if such disposition is reasonably necessary to gain clearance from antitrust and competition authorities. VeriFone anticipates that Hypercom’s U.S. business will be divested in connection with the merger. These actions or any other actions that may be required to obtain regulatory approval for the transaction may have a material adverse effect on us or a material adverse effect on the combined businesses. In addition, subject to certain conditions, if the merger agreement is terminated for reasons relating to certain antitrust or competition law matters, VeriFone may be obligated to pay Hypercom a fee equal to $28.4 million (or $30.4 million if VeriFone elects to extend the termination date and the termination occurs after August 31, 2011).

Any delay in completing the merger may reduce or eliminate the benefits expected. In addition to the required regulatory approvals, the merger is subject to a number of other conditions beyond our control that may prevent, delay, or otherwise materially adversely affect its completion. We cannot predict whether and when these other conditions will be satisfied. Further, the requirements for obtaining the required clearances and approvals could delay the completion of the merger for a significant period of time or prevent it from occurring. Any delay in completing the merger could cause the combined company not to realize some or all of the synergies that are expected to be achieved if the merger is successfully completed within its expected timeframe.

Although we expect that the merger will result in benefits to the combined company, those benefits may not occur because of integration and other challenges. We and Hypercom have operated and, until the merger is completed, will continue to operate, independently. Achieving the expected benefits of the merger will depend in part on the integration of our and Hypercom’s technology, operations, and personnel in a timely and efficient manner. We cannot assure you, however, that the integration will be completed as quickly as expected or that the merger will achieve the expected benefits. The challenges involved in this integration include:

•	incorporating Hypercom’s technology and products into our next generation of products;

•	integrating Hypercom’s products into VeriFone’s business because we do not currently sell Hypercom products and our sales personnel have no experience selling Hypercom’s products;

•	coordinating research and development activities to enhance introduction of new products, services, and technologies;

•

inability to migrate both companies to a common enterprise resource planning information system to integrate all operations, sales, and administrative activities for the combined company in a timely and cost effective way;

•	integrating Hypercom’s international operations with those of VeriFone;

•	coordinating the efforts of the Hypercom sales organization with our sales organization;

•	demonstrating to Hypercom customers that the merger will not result in adverse changes in client service standards or product support;

•	integrating Hypercom’s and our information technology systems and resources;

•	integrating the supply chain of both companies while ensuring that products continue to be manufactured and delivered on a timely basis and with superior quality to customers;

•	persuading the employees in various jurisdictions that the two companies’ business cultures are compatible, maintaining employee morale, and retaining key employees;

•	any unforeseen expenses or delays associated with the transaction; and

•	timely release of products to market.

The integration of the two companies will be international in scope, complex, time-consuming, and expensive, and may disrupt our business or result in the loss of customers or key employees or the diversion of the attention of management. Some of Hypercom’s suppliers, distributors, customers, and licensors are VeriFone’s competitors or work with VeriFone’s competitors and may terminate their business relationships with Hypercom as a result of the merger. In addition, the integration process may strain the combined company’s financial and managerial controls and reporting systems and procedures. This may result in the diversion of management and financial resources from the combined company’s core business objectives. There can be no assurance that we will successfully integrate our businesses or that the combined company will realize any of the anticipated benefits of the merger.

Costs associated with the merger are difficult to estimate, may be higher than expected, and may harm the financial results of the combined company. We will incur substantial direct transaction costs associated with the merger, and additional costs associated with consolidation and integration of operations. If the total costs of the merger exceed estimates or the benefits of the merger do not exceed the total costs of the merger, our financial results could be adversely affected.

We intend to pursue additional acquisitions and strategic investments, which will involve numerous risks. We may not be able to address these risks without substantial expense, delay or other operational or financial problems.

We expect to seek to acquire or make investments in related businesses, technologies, or products in the future. Acquisitions or investments, such as our recently announced planned acquisition of Hypercom, involve various risks, such as:

•	the difficulty of integrating the technologies, operations, and personnel of the acquired business, technology or product;

•

the potential disruption of our ongoing business, including the diversion of management attention to issues related to integration and administration, particularly given the number, size and varying scope of our recent acquisitions;

•

in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political, and regulatory risks associated with specific countries;

•	the possible inability to obtain the desired financial and strategic benefits from the acquisition or investment;

•	the loss of all or part of our investment;

•	loss of customers;

•

the need to integrate each company’s accounting, management, information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented;

•	the need to implement controls, procedures and policies appropriate for a larger public company at companies that prior to acquisition had lacked such controls, procedures and policies;

•	the risk that increasing complexity inherent in operating a larger business may impact the effectiveness of our internal controls and adversely affect our financial reporting processes;

•	assumption of unanticipated liabilities and the incurrence of unforeseen expenditures;

•	the loss of key employees of an acquired business; and

•	the possibility of our entering markets in which we have limited prior experience.

Future acquisitions and investments could also result in substantial cash expenditures, potentially dilutive issuances of our equity securities and incurrence of additional debt, contingent liabilities and amortization expenses related to other intangible assets that could adversely affect our business, operating results, and financial condition. Moreover, we may not realize the anticipated benefits of any or all of our acquisitions, or may not realize them in the timeframe expected. We will depend on the retention and performance of existing management and employees of acquired businesses for the day-to-day management and future operating results of these businesses.

We have experienced rapid growth in our operations, and if we cannot adequately manage our growth, our results of operations will suffer.

We have experienced rapid growth in our operations in certain periods, both internally and from acquisitions. We cannot be sure that we have made adequate allowances for the costs and risks associated with our expansion, or that our systems, procedures, and managerial controls will be adequate to support the rapid expansion in our operations. Any delay in implementing, or transitioning to, new or enhanced systems, procedures, or controls to accommodate the requirements of our business and operations and to effectively integrate acquired operations may adversely affect our ability to meet customer requirements, manage our product inventory, and record and report financial and management information on a timely and accurate basis. If we are unable to successfully manage expansion, our results of operations may be adversely affected.

Our internal processes and control over financial reporting were, until recently, deemed inadequate.

As described under Item 9A. Controls and Procedures in this Annual Report on Form 10-K, as of the fiscal year ended October 31, 2010, we have remedied the material weakness in control activities related to income taxes. This material weakness and other material weaknesses in our internal control over financial reporting contributed to our need to restate previously reported interim financial information for each of the first three quarters of our fiscal year ended October 31, 2007, and to the delays in the filing of our Annual Report on Form 10-K for fiscal year 2007. We also were unable to file our quarterly reports on Form 10-Q for our fiscal quarters ended January 31, 2008 and April 30, 2008 on a timely basis. We have implemented a number of additional and enhanced processes and controls to improve our internal control over financial reporting.

Although we have implemented improved controls that have remedied these material weaknesses, these controls may not be sufficient to detect or prevent errors in financial reporting in future periods. We have devoted additional resources to our financial control and reporting requirements, including hiring additional qualified employees in these areas. We may hire additional employees and may also engage additional consultants in these areas. Competition for qualified financial control and accounting professionals in the geographic areas in which we operate is keen and there can be no assurance that we will be able to hire and retain these individuals.

A majority of our net revenues is generated outside of the United States and we intend to continue to expand our operations internationally including through acquisitions and strategic partnerships. Our results of operations could suffer if we are unable to manage our international expansion and operations effectively.

During the fiscal years ended October 31, 2010 and 2009, approximately 60.0% and 63.6%, respectively, of our net revenues were generated outside of the United States. We expect our percentage of net revenues generated outside of the United States to increase over time. In particular we expect our recently announced strategic partnership with Gemalto and planned acquisition of Hypercom would significantly increase our business in Africa, Europe and Asia. Part of our strategy is to expand our penetration in existing foreign markets and to enter new foreign markets and in particular to enter new emerging markets where we expect to see growth in electronic payments. Our ability to penetrate some international markets may be limited due to different technical standards, protocols or product requirements. Expansion of our international business will require significant management attention and financial resources. Our international net revenues will depend on our continued success in the following areas:

•	securing commercial relationships to help establish or increase our presence in new and existing international markets;

•	hiring and training personnel capable of marketing, installing and integrating our solutions, supporting customers, and effectively managing operations in foreign countries;

•

localizing our solutions to meet local requirements and to target the specific needs and preferences of foreign customers, which may differ from our traditional customer base in the markets we currently serve;

•	building our brand name and awareness of our services among foreign customers in new and existing international markets; and

•	implementing new systems, procedures, and controls to monitor our operations in new international markets.

In addition, we are subject to risks and costs associated with operating in foreign countries, including:

•	multiple, changing, and often inconsistent enforcement of laws and regulations;

•	satisfying local regulatory or industry imposed requirements, including security or other certification requirements;

•	competition from existing market participants, including strong local competitors, that may have a longer history in and greater familiarity with the international markets we enter;

•	tariffs and trade barriers;

•	laws and business practices that may favor local competitors;

•	restrictions on the repatriation of funds, foreign currency exchange restrictions, and currency exchange rate fluctuations;

•	extended payment terms and the ability to collect accounts receivable;

•	different and/or more stringent labor laws and practices such as the use of workers’ councils and labor unions;

•	different and more stringent data protection, privacy and other laws;

•	economic and political instability in certain foreign countries;

•	imposition of limitations on conversion of foreign currencies into U.S. dollars or remittance of dividends and other payments by foreign subsidiaries;

•	changes in a specific country’s or region’s political or economic conditions; and

•	greater difficulty in safeguarding intellectual property in areas such as China, Russia, and Latin America.

Many of these factors typically become more prevalent during periods of economic stress; therefore, the persistence or occurrence of weakened global economic conditions in one or more regions where we do business may exacerbate certain of these risks. For example, we are subject to foreign currency risk and economic and political instability which can lead to significant and unpredictable volatility in currency rates, including significant currency devaluations, which may negatively impact our revenues, gross margins, results of operations and financial position. Although we engage in some hedging of our foreign currency exposures, we do not hedge all such exposures and our hedging arrangements may not always be effective. See Part II Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Transaction Risk in this Annual Report on Form 10-K. In addition, compliance with foreign and U.S. laws and regulations that are applicable to our international operations is complex and may increase our cost of doing business in international jurisdictions and our international operations could expose us to fines and penalties if we fail to comply with these regulations. These laws and regulations include import and export requirements, exchange control regulations, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials. Although we have implemented policies and procedures designed to ensure compliance with these laws, there can be no assurance that our employees, contractors, and agents will not take actions in violation of our policies, particularly as we expand our operations through organic growth and acquisitions. For example, two of our Brazilian subsidiaries that were acquired as a part of the Lipman acquisition have been notified of a number of assessments regarding Brazilian customs penalties that relate to alleged infractions in the importation of goods as well as certain tax assessments and penalties. See Part I Item 3. Legal Proceedings of this Annual Report on Form 10-K. Defending such assessments can be costly and divert management time. Any such violations could subject us to civil or criminal penalties, including the imposition of substantial fines and interest or prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our reputation, our brand, our international expansion efforts, our business, and negatively impact our operating results. In addition, if we fail to address the challenges and risks associated with international expansion and acquisition strategy, we may encounter difficulties implementing our strategy, which could impede our growth or harm our operating results.

Macroeconomic conditions and economic volatility could materially adversely affect our business and results of operations.

Our operations and performance depend significantly on worldwide economic conditions. For example, the significant slowdown and volatility in the U.S. and international economy and financial markets which began in the latter half of 2008 resulted in reduced demand for our products, which in turn adversely impacted our revenues, business, financial condition and results of operations. In particular, the slowdown and volatility in the global markets resulted in softer demand in the financial and retail sectors, pricing pressures and more conservative purchasing decisions by customers, including a tendency toward lower-priced products and lower volume of purchases. In some countries where we do business, the weakened economy resulted in economic instability which had negative impacts, among them a decrease in purchasing power due to currency devaluations.

While a number of markets have shown signs of improvement and we have experienced sequential growth in revenues and earnings and stronger demand in recent quarters, certain markets such as parts of southern Europe continue to experience weakened or uncertain economic conditions and some of our customers, suppliers and partners may continue to be negatively impacted by the global slowdown. We cannot predict whether such improvements or growth will continue and any future decline or volatility in global conditions could negatively impact our business, operating results and financial condition. Continued volatility in market conditions make it difficult to forecast earnings and if we fail to meet our financial guidance or the expectations of investment analysts or investors in any period, the market price of our common stock could decline.

We depend on a limited number of customers, including distributors and resellers, for a large percentage of our System Solutions sales. If we do not effectively manage our relationships with them, our net revenues and operating results will suffer.

A significant percentage of our net revenues are attributable to a limited number of customers, including distributors and ISOs. For the fiscal year ended October 31, 2010, our ten largest customers accounted for approximately 27% of our net revenues. Although no individual customer accounted for more than 10% of net revenues in the fiscal year ended October 31, 2010, three customers accounted for approximately 15% of our net revenues in that period. If any of our large customers significantly reduces or delays purchases from us or if we are required to sell products to them at reduced prices or on other terms less favorable to us, our revenues and income could be materially adversely affected.

We sell a significant portion of our solutions through third-party resellers such as independent distributors, ISOs, value-added resellers, and payment processors. We depend on their active marketing and sales efforts. These resellers also provide after-sales support and related services to end user customers. When we introduce new applications and solutions, these resellers also provide critical support for developing and supporting the custom software applications to run on our various electronic payment systems and, internationally, in obtaining requisite certifications in the markets in which they are active. Accordingly, the pace at which we are able to introduce new solutions in markets in which these resellers are active depends on the resources they dedicate to these tasks. Moreover, our arrangements with these resellers typically do not prevent them from selling products of other companies, including our competitors, and such resellers may elect to market our competitors’ products and services in preference to our system solutions. If one or more of our major resellers terminates or otherwise adversely changes its relationship with us, we may be unsuccessful in replacing such relationship. The loss of one of our major resellers could impair our ability to sell our solutions and result in lower revenues and income. It could also be time-consuming and expensive to replicate, either directly or through other resellers, the certifications and the custom applications owned by these resellers.

In addition, orders from our distributors and resellers depend on their sales volumes and inventory management decisions. In response to the global economic downturn a number of distributors and resellers experienced weakened demand and slower sales, which in turn had resulted in declines in order volume and deferrals of orders for our products. Declines or deferral of orders could materially adversely affect our revenues, operating results and cash flows.

Our solutions may have defects or experience field failures that could delay sales, harm our brand, increase costs and result in product recalls and additional warranty expense.

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

The existence of defects and delays in correcting them could result in negative consequences, including the following: harm to our brand; delays in shipping system solutions; loss of market acceptance for our system solutions; additional warranty expenses; diversion of resources from product development; and loss of credibility with distributors, customers and partners. Identifying and correcting defects can be time consuming, costly and in some circumstances extremely difficult. Software errors may take several months to correct, and hardware defects may take even longer to correct.

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

We are party to a number of lawsuits and we may be named in additional litigation, all of which are likely to require significant management time and attention and expenses and may result in unfavorable outcomes that could have a material adverse effect on our business, financial condition, and results of operations.

We are currently a party in several litigation proceedings. For example, in connection with the restatement of our historical interim financial statements for fiscal year 2007, a number of securities class action complaints were filed against us and certain of our officers, and purported derivative actions have also been filed against certain of our current and former directors and officers. For a description of our material pending litigation, please see Part I Item 3. Legal Proceedings of this Annual Report on Form 10-K.

The amount of time and resources required to resolve these lawsuits is unpredictable, and defending ourselves is likely to divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, financial condition, and results of operations. In addition, an unfavorable outcome in such litigation or a decision by us to settle such lawsuits to avoid the distraction and expense of continued litigation even if we deem the claims to be without merit could have a material adverse effect on our business, financial condition, and results of operations.

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

We are subject to the risk of additional litigation and regulatory proceedings or actions in connection with the restatement of our financial statements. We have responded to inquiries and provided information and documents related to the restatement to the SEC, the U.S. Department of Justice, the New York Stock Exchange, and the Chicago Board Options Exchange. We were the subject of a Wells Notice from the SEC stating that the staff of the SEC’s Division of Enforcement (the “Staff”) intends to recommend that the SEC bring a civil injunctive action against us, alleging violations of the federal securities laws arising from the restatement, which we settled in November 2009. See additional discussion under Part I Item 3. Legal Proceedings of this Annual Report on Form 10-K. Although we settled this matter with the SEC in November 2009, additional regulatory inquiries may also be commenced by other U.S. federal, state or foreign regulatory agencies. In addition, we may in the future be subject to additional litigation or other proceedings or actions arising in relation to the restatement of our historical interim financial statements. Litigation and any potential regulatory proceeding or action may be time consuming, expensive and distracting from the conduct of our business. The adverse resolution of any specific lawsuit or any potential regulatory proceeding or action could have a material adverse effect on our business, financial condition, and results of operations.

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

Revenues recognized in our fiscal quarters can be back-end loaded meaning that during a particular fiscal quarter the timing of orders could be such that a substantial portion of sales orders are received, product is shipped, and revenue is recognized towards the end of the fiscal quarter. The occurrence of such back-end loading could adversely affect our business and results of operations due to a number of factors including the following:

•

the manufacturing processes at our third-party contract manufacturers could become concentrated in a shorter time period. This concentration of manufacturing could increase manufacturing costs, such as costs associated with the expediting of orders, and negatively impact gross margins. The risk of higher levels of obsolete or excess inventory write-offs would also increase if we were to hold higher inventory levels to counteract this effect;

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

A significant portion of our sales are on an open credit basis, with typical payment terms of up to 60 days in the United States and, because of local customs or conditions, longer in some international markets. In the past, there have been bankruptcies among our customer base. Although credit losses have not been material to date, future losses, if incurred, could harm our business and have a materially adverse effect on our operating results and financial condition. Also, certain customers who are invoiced in U.S. dollars, such as those based in Venezuela, have experienced and may continue to experience difficulties in obtaining U.S. dollar currency due to local currency controls, and therefore may not be able to remit timely payment to us. Additionally, to the degree that the recent turmoil in the credit markets continues to make it more difficult for some customers to obtain financing or access U.S. dollar currency, our customers’ ability to pay could be adversely impacted, which in turn could have a material adverse impact on our business, cash flows, operating results and financial condition.

Fluctuations in currency exchange rates may adversely affect our results of operations.

A substantial portion of our business consists of sales made to customers outside the United States. A portion of the net revenues we receive from such sales is denominated in currencies other than the U.S. dollar. Additionally, portions of our cost of net revenues and our other operating expenses are incurred by our International operations and denominated in local currencies. Fluctuations in the value of these net revenues, costs and expenses as measured in U.S. dollars have historically affected our results of operations, and adverse currency exchange rate fluctuations may have a material impact in the future. Further, changes in exchange rates that strengthen the U.S. dollar could increase the price of our products in the local currencies of the foreign markets we serve. This would result in making our products relatively more expensive than products that are denominated in local currencies, leading to a reduction in sales and profitability in those foreign markets. In addition, our balance sheet contains monetary assets and liabilities denominated in currencies other than the U.S. dollar, such as cash, intercompany balances, trade receivables and payables, and fluctuations in the exchange rates for these currencies could adversely affect our results of operations. We have entered into foreign exchange forward contracts intended to hedge our balance sheet exposure to adverse fluctuations in exchange rates. We have also effectively priced our System Solutions in U.S. dollars in certain countries. Nevertheless, these hedging arrangements may not always be effective, particularly in the event of imprecise forecasts of non-U.S. denominated assets and liabilities. Additionally, our efforts to effectively price products in U.S. dollars may have disadvantages as they may affect demand for our products if the local currency strengthens relative to the U.S. dollar. We could be adversely affected when the U.S. dollar strengthens relative to the local currency between the time of a sale and the time we receive payment, which would be collected in the devalued local currency. Accordingly, if there is an adverse movement in one or more exchange rates, we might suffer significant losses and our results of operations may otherwise be adversely affected. Uncertainty in the global market conditions have resulted in and may continue to cause significant volatility in foreign currency exchange rates which could increase these risks. As our International operations expand, our exposure to these risks also increases. Additionally, hedging programs expose us to risks that could adversely affect our operating results, including the following:

•	we may be unable to hedge currency risk for some transactions because of a high level of uncertainty or the inability to reasonably estimate our foreign exchange exposures; and

•

we may be unable to acquire foreign exchange hedging instruments in some of the geographic areas where we do business, or, where these derivatives are available, we may choose not to hedge because of the high cost of the derivatives.

We depend upon third parties to manufacture our systems and to supply the components necessary to manufacture our products.

We utilize a limited number of third parties to manufacture our hardware products pursuant to our specifications and rely upon these contract manufacturers to produce and deliver products to our customers on a timely basis and at an acceptable cost. Further, a majority of these third party manufacturing activities are concentrated in China. Disruptions to the business or operations of these contract manufacturers, or to their ability to produce the products we require in accordance with our and our customers’ requirements, and particularly disruptions to the manufacturing operations in China, could significantly affect our ability to fulfill customer demand on a timely basis which could materially harm our revenues and results of operations. During the fiscal quarter ended January 31, 2010, we shifted additional manufacturing activity to our contract manufacturer’s facility in Israel, which increases our dependency on our third party contract manufacturers and could exacerbate these risks.

Components such as application specific integrated circuits, or ASICs, microprocessors, wireless modules, modems and printer mechanisms that are necessary to manufacture and assemble our systems are sourced either directly by us or on our behalf by our contract manufacturers from a variety of component suppliers selected by us. Certain of the components are specifically customized for use in our products and are obtained from sole source suppliers on a purchase order basis. In recent periods, we have experienced a tightening in availability of certain semiconductor commodities that are necessary for the manufacture of our products. If our suppliers are unable or unwilling to deliver the quantities that we require, we would be faced with a shortage of critical components. We also experience from time to time an increase in the lead time for delivery of some of our key components. We may not be able to find alternative sources in a timely manner if suppliers of our key components become unwilling or unable to provide us with adequate supplies of these key components when we need them or if they increase their prices. If we are unable to obtain sufficient key required components, or to develop alternative sources if and as required in the future, or to replace our component and factory tooling for our products in a timely manner if they are damaged or destroyed, we could experience delays or reductions in product shipments. This could harm our relationships with our customers and cause our revenues to decline. Even if we are able to secure alternative sources or replace our tooling in a timely manner, our costs could increase. Any of these events could adversely affect our results of operations

The government tax benefits that our subsidiaries have previously received or currently receive require them to meet several conditions and may be terminated or reduced in the future, which could require us to pay increased taxes or refund tax benefits received in the past.

Israel

Our principal subsidiary in Israel (formerly Lipman) previously received tax benefits under Israeli law for capital investments that are designated as “Approved Enterprises.” We received such tax benefits of approximately $0.4 million in 2009. Due to our restructuring and contract manufacturing arrangements entered into in fiscal 2010 we will no longer meet the requirements necessary to maintain the tax benefit status in Israel. As of November 1, 2009, we have been taxed at the full statutory rate in Israel and no future tax benefit has been recorded. Our principal subsidiary in Israel has undistributed earnings of approximately $181 million, the vast majority of which are attributable to Lipman’s historic Approved Enterprise programs. As such, these earnings were not subject to Israeli statutory corporate tax at the time they were generated. Distribution or use of these funds outside Israel would subject us to payment of corporate and withholding taxes. For example, to the extent that these earnings are distributed to the United States in the future, our Israeli subsidiary would be required to pay corporate tax at the rate ordinarily applicable to such earnings, currently between 12.5% and 36.25% , which includes the withholding tax between the United States and Israel. We have accrued approximately $50 million for taxes associated with potential future distributions of our Israeli subsidiary’s approximately $181 million in earnings.

Singapore

Our principal subsidiary in Singapore has received tax benefits under the Singapore Pioneer Tax Holiday provision. We received tax benefits of approximately $8.3 million in 2010 and $4.1 million in 2009. To maintain our eligibility for these benefits, we must meet certain agreed conditions, including maintaining agreed levels of Singapore employees and incurring and documenting total local business spend levels as agreed with the Singapore Economic Development Board. We recently renegotiated the terms and conditions of the Tax Holiday, including revision of certain of these conditions. Although we expect to be able to meet the terms and conditions to maintain our Tax Holiday, if we are not able to achieve or maintain the required conditions, we may lose our eligibility for such benefits which could result in our income in Singapore being taxed at the statutory rate of 17% instead of the agreed Pioneer Tax Holiday rate of 0%. A loss of all or part of these tax benefits would adversely affect our results of operations and cash flows.

Changes in our effective tax rate could adversely affect results of operations.

Our effective tax rate could be adversely affected by a number of factors, including shifts in the mix of pretax profits and losses by tax jurisdiction, our ability to use tax credits, changes in tax laws or related interpretations in the jurisdictions in which we operate, and tax assessments and related interest and penalties resulting from income tax audits. We are subject to ongoing tax audits in various jurisdictions. Although we regularly assess the likely outcomes of such audits in order to determine the appropriateness of our tax provision, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our net income or financial condition. We have not provided for U.S. federal and state income taxes or foreign withholding taxes that may result from future remittances of undistributed earnings of foreign subsidiaries. Recently, there have been proposals to reform U.S. tax rules including proposals which may result in a reduction or elimination of the deferral of U.S. income tax on our foreign earnings, in which case our effective tax rate could be adversely affected. Any of these changes could have an adverse effect on our results of operations.

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

We expect our revenues and operating results to vary from quarter to quarter. As a consequence, our operating results in any single quarter may not meet the expectations of securities analysts and investors, which could cause the price of our common stock to decline. Factors that may affect our operating results include:

•	the type, timing, and size of orders and shipments;

•	demand for and acceptance of our new product offerings;

•	customers’ willingness to maintain inventories and/or increased overall channel inventories held by customers in a particular quarter;

•	delays in the implementation and delivery of our products and services, which may impact the timing of our recognition of revenues;

•	variations in product mix and cost during any period;

•	development of new relationships, penetration of new markets and maintenance and enhancement of existing relationships with customers and strategic partners;

•	component supply, manufacturing, or distribution difficulties;

•	deferral of customer contracts in anticipation of product or service enhancements;

•	timing of commencement, implementation, or completion of major implementation projects;

•	timing of governmental, statutory and industry association requirements;

•	the relative geographic mix of net revenues;

•	fluctuations in currency exchange rates;

•	the fixed nature of many of our expenses; and

•	industry and economic conditions, including competitive pressures and inventory obsolescence.

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

In formulating our solutions, we have focused our efforts on providing our customers with solutions that have high levels of functionality, which requires us to develop and incorporate cutting edge and evolving technologies. This approach tends to increase the risk of obsolescence for products and components we hold in inventory and may compound the difficulties posed by other factors that affect our inventory levels, including the following:

•	the need to maintain significant inventory of components that are in limited supply;

•	buying components in bulk for the best pricing;

•	responding to the unpredictable demand for products;

•	cancellation of customer orders;

•	responding to customer requests for quick delivery schedules; and

•	timing of end-of-life decisions regarding products.

The accumulation of excess or obsolete inventory has in the past resulted in and may in future periods result in price reductions and inventory write-downs and scrap, which could adversely affect our business, results of operations and financial condition. For example, for the fiscal year ended October 31, 2009, we incurred costs for obsolete inventory, scrap, and purchase commitments for excess components at contract manufacturers of $23.0 million due to changing demand we experienced in fiscal year 2009 as a result of the severe deterioration in the macroeconomic environment See Part II Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

If we do not accurately forecast customer demand and effectively manage our product mix and inventory levels, we may lose sales from having too few or the wrong mix of products or incur costs associated with excess inventory.

If we improperly forecast demand for our products we could end up with too many products and be unable to sell the excess inventory in a timely manner, if at all, or, alternatively we could end up with too few products and not be able to satisfy demand. This problem is exacerbated because our attempt to closely match inventory levels with product demand leaves limited margin for error, and we generally receive a significant volume of customer orders towards the end of each fiscal quarter which leaves us little room to adjust inventory mix to match demand. Also, during the transition from an existing product to a new replacement product, we must accurately predict the demand for the existing and the new product. Our inability to properly manage our inventory levels could cause us to incur increased expenses associated with writing off excessive or obsolete inventory or lose sales or have to ship products by air freight to meet immediate demand incurring incremental freight costs above sea freight costs, a preferred method, and suffering a corresponding decline in gross margins. If we do not accurately predict demand, we could also incur increased expenses associated with binding commitments to certain third-party contract manufacturers which would negatively impact our gross margins and operating results. See Note 13. Commitments and Contingencies in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K. During times of economic uncertainty, such as that of the current global economic environment, it becomes more difficult to accurately forecast demand and manage our inventory levels. Deteriorating market conditions have in the past and can in future periods cause us to incur additional costs associated with excess and obsolete inventory, scrap and excess inventory held by our contract manufacturers.

We may be subject to additional impairment charges due to potential declines in the fair value of our assets.

As a result of our acquisitions, particularly that of Lipman in November 2006, we have recorded significant goodwill and intangible assets on our balance sheet. We test goodwill and intangible assets for impairment on a periodic basis as required, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The events or changes that could require us to test our goodwill and intangible assets for impairment include a reduction in our stock price and market capitalization and changes in our estimated future cash flows, as well as changes in rates of growth in our industry or in any of our reporting units. In the fourth fiscal quarter of 2008, we recorded an impairment charge of $289.1 million for goodwill and developed technology intangible assets due to lower revenue expectations in light of current operating performance and future operating expectations. During the first fiscal quarter of 2009, we concluded that the carrying amount of the North America and Asia reporting units exceeded their implied fair values and recorded an estimated impairment charge of $178.2 million. We finalized the goodwill evaluation process and recorded a $2.7 million reduction of impairment charge during the second quarter of fiscal year 2009. The final goodwill impairment charge was $175.5 million as of April 30, 2009. We have not recorded any further impairment charges since the fiscal quarter ended April 30, 2009.

We will continue to evaluate the carrying value of our remaining goodwill and intangible assets and if we determine in the future that there is a potential further impairment in any of our reporting units, we may be required to record additional charges to earnings which could materially adversely affect our financial results and could also materially adversely affect our business. The process of evaluating the potential impairment of goodwill and intangible assets is subjective and requires significant judgment at many points during the analysis and includes estimates of our future cash flows attributable to a reporting unit or asset over its estimated remaining useful life. Any changes in our estimates, such as our estimates of the future cash flows attributable to a reporting unit or asset, or a longer or more significant decline in our market capitalization or the macroeconomic environment, could require us to record additional impairment charges which could materially adversely affect our financial results. See Part II Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2. Goodwill and Purchased Intangible Assets in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K for additional information related to impairment of goodwill and intangible assets.

Our proprietary technology is difficult to protect and unauthorized use of our proprietary technology by third parties may impair our ability to compete effectively.

We may not be able to protect our proprietary technology, which could enable competitors to develop services that compete with our own. We rely on patent, copyright, trademark, and trade secret laws, as well as confidentiality, licensing and other contractual arrangements to establish and protect the proprietary aspects of our solutions. Institution of legal proceedings to enforce our intellectual property rights could be costly and divert the efforts and attention of our management and technical personnel from other business operations. In addition, there can be no assurance that such proceedings would be determined in our favor. We do not have patent protection for certain important aspects of our current solutions. The laws of some countries in which we sell our solutions and services may not protect software and intellectual property rights to the same extent as the laws in the United States. If we are unable to prevent misappropriation of our technology, competitors may be able to use and adapt our technology. Our failure to protect our technology could diminish our competitive advantage and cause us to lose customers to competitors.

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

We have received, and have currently pending, third-party infringement claims and may receive additional notices of claims of infringement in the future. Infringement claims may cause us to incur significant costs in defending those claims or to settle claims to avoid costly or protracted litigation even if we deem those claims to be without merit. For example, in March 2008, Cardsoft, Inc. and Cardsoft (Assignment for the Benefit of Creditors), LLC commenced an infringement action against us and others, for which a trial is set for November 2011. Infringement claims are expensive and time consuming to defend, regardless of the merits or ultimate outcome. Similar claims may result in additional protracted and costly litigation. There can be no assurance that we will prevail in any such actions or that any license required under any such patent or other intellectual property would be made available on commercially acceptable terms, if at all. See Note 13. Commitments and Contingencies in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.

We face litigation and tax assessment risks that could force us to incur substantial defense costs and could result in damages awards against us that would negatively impact our business.

As described in Note 13. Commitments and Contingencies in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K, there are a number of pending litigation and tax assessment matters each of which may be time-consuming to resolve, expensive to defend, and disruptive to normal business operations. The outcome of litigation and tax assessments is inherently difficult to predict. An unfavorable resolution of any specific lawsuit or tax assessment could have a material adverse effect on our business, results of operations and financial condition.

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

In early 2010 we completed the transfer of the manufacture of our NURIT products from an in-house facility to a contract manufacturer with operations in Israel, which manufactures products and warehouses components and finished goods inventories. Disruption of the manufacturing process of our contract manufacturer or damage to their facility, whether as a result of fire, natural disaster, act of war, terrorist attack, or otherwise, could materially affect our ability to deliver products on a timely basis and could materially adversely affect our results of operations.

We may not be able to attract, integrate, manage, and retain qualified personnel.

Our success depends to a significant degree upon the continued contributions of our key senior management, engineering, sales and marketing, and manufacturing personnel, many of whom would be difficult to replace. In addition, our future success also depends on our ability to attract, integrate, manage, and retain highly skilled employees throughout our business. Competition for some of these personnel is intense, and in the past, we have had difficulty hiring employees in our desired time frame, particularly qualified finance and accounting professionals. We may be unsuccessful in attracting and retaining personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as timely product introductions.

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

The shipment of payment systems requires us or our manufacturers, distributors, or other agents to obtain customs or other government certifications and approvals, and, on occasion, to submit to physical inspection of our systems in transit. Failure to satisfy these requirements, and the very process of trying to satisfy them, can lead to lengthy delays in the delivery of our solutions to our direct or indirect customers. Because we depend upon third-party carriers for the timely delivery of our products we may face delays in delivery due to reasons outside our control. Delays and unreliable delivery by us may harm our reputation in the industry and our relationships with our customers.

Force majeure events, such as terrorist attacks, other acts of violence or war and political instability may adversely affect us.

Terrorist attacks, war and international political instability may disrupt our ability to generate revenues. Such events may negatively affect our ability to maintain sales revenues and to develop new business relationships. Because a substantial and growing part of our revenues is derived from sales and services to customers outside of the United States and we have our electronic payment systems manufactured outside the United States, terrorist attacks, war and international political instability anywhere may decrease international demand for our products and inhibit customer development opportunities abroad, disrupt our supply chain and impair our ability to deliver our electronic payment systems, which could materially adversely affect our net revenues or results of operations. Any of these events may also disrupt global financial markets and precipitate a decline in the price of our common stock.

Natural or man-made disasters, business interruptions and health epidemics could delay our ability to receive or ship our products, or otherwise disrupt our business.

Our worldwide operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, health epidemics and other natural or man-made disasters or business interruptions. The occurrence of any of these business disruptions could seriously harm our revenue and financial condition and increase our costs and expenses. If our manufacturers’ or warehousing facilities are damaged or destroyed, we would be unable to distribute our products on a timely basis, which could harm our business. Our corporate headquarters, and a portion of our research and development activities, are located in California, and other critical business operations and some of our suppliers are located in California and Asia, near major earthquake faults. Certain key servers and information systems are located in Florida, which has in the past experienced major hurricanes and similar extreme weather. Although our office facilities have not been impacted by the flooding, power outages or other effects of such storm systems, any disruption of our Florida operations could materially affect our operations and harm our business. Moreover, if our computer information systems or communication systems, or those of our vendors or customers, are subject to hacker attacks or other disruptions, our business could suffer. We have not established a comprehensive disaster recovery plan. Our back-up operations may be inadequate and our business interruption insurance may not be enough to compensate us for any losses that may occur. A significant business interruption could result in losses or damages and harm our business since much of our order fulfillment process is automated and the order information is stored on our servers. If our computer systems and servers go down even for a short period at the end of a fiscal quarter, our ability to recognize revenue would be delayed until we were again able to process and ship our orders, which could harm our revenues for that quarter and cause our stock price to decline significantly.

While we believe we comply with environmental laws and regulations, we are still exposed to potential risks associated with environmental laws and regulations.

We are subject to other legal and regulatory requirements, including a European Union directive that places restrictions on the use of hazardous substances (RoHS) in electronic equipment, a European Union directive on Waste Electrical and Electronic Equipment (WEEE), and the environmental regulations promulgated by China’s Ministry of Information Industry (China RoHS). RoHS sets a framework for producers’ obligations in relation to manufacturing (including the amounts of named hazardous substances contained in products sold) and WEEE sets a framework for treatment, labeling, recovery, and recycling of electronic products in the European Union which may require us to alter the manufacturing of the physical devices that include our solutions and/or require active steps to promote recycling of materials and components. In addition, similar legislation could be enacted in other jurisdictions, including in the United States. Many states in the United States have enacted state-level programs and requirements for recycling of certain electronic goods. In addition, climate change legislation in the United States is a significant topic of discussion and may generate federal or other regulatory responses in the near future. If we do not comply with environmental law and regulations, we may suffer a loss of revenue, be unable to sell in certain markets or countries, be subject to penalties and enforced fees, and/or suffer a competitive disadvantage. Furthermore, the costs to comply with RoHS, WEEE and China RoHS, or with current and future environmental and worker health and safety laws may have a material adverse effect on our business, results of operations and financial condition.

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

Our system solutions must meet industry standards imposed by payment systems standards setting organizations such as EMVCo LLC, credit card associations such as Visa, MasterCard, and other credit card associations and standard setting organizations such as PCI SSC, Intermec and the UK Cards Association. New standards are continually being adopted or proposed as a result of worldwide anti-fraud initiatives, the increasing need for system compatibility and technology developments such as wireless and wireline IP communication. Our solutions also must comply with government regulations, including those imposed by telecommunications authorities and independent standards groups worldwide regarding emissions, radiation, and connections with telecommunications and radio networks. We cannot be sure that we will be able to design our solutions to comply with future standards or regulations on a timely basis, if at all. Compliance with these standards could increase the cost of developing or producing our solutions. New products designed to meet any new standards need to be introduced to the market and ordinarily need to be certified by the credit card associations and our customers before being purchased. The certification process is costly and time consuming and increases the amount of time it takes to sell our products. Moreover, certain uses of our products may subject us to additional regulations and licensing requirements. For example, use of our products in taxis requires additional licensing and may subject us to certain taxi business regulations. Our business, revenues and financial condition could be adversely affected if we cannot comply with new or existing industry standards, or obtain or retain necessary regulatory approval or certifications in a timely fashion, or if compliance results in increasing the cost of our products. Selling products that are non-compliant may result in fines against us or our customers, which we may be liable to pay. In addition, even if our products are designed to be compliant, compliance with certain security standards is determined based on the merchant’s or service provider’s network environment in which our systems are installed and, therefore, is dependent upon a number of additional factors such as proper installation of the components of the environment including our systems, compliance of software and system components provided by other vendors, implementation of compliant security processes and business practices and adherence to such processes and practices. Our business and financial condition could be adversely affected if we do not comply with new or existing industry standards, or obtain or retain necessary regulatory approval or certifications in a timely fashion, or if compliance results in increasing the cost of our products.

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

On October 31, 2006, our principal subsidiary, VeriFone, Inc., entered into a secured credit agreement consisting of a Term B Loan facility of $500.0 million and a revolving credit facility permitting borrowings of up to $40.0 million (the “Credit Facility”). The proceeds from the Term B loan were used to repay all outstanding amounts relating to an existing senior secured credit agreement, pay certain transaction costs, and partially fund the cash consideration in connection with the acquisition of Lipman on November 1, 2006. Through October 31, 2010, we had repaid an aggregate of $278.7 million, leaving a Term B Loan balance of $221.3 million at October 31, 2010.

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

Principal payments on the Term B Loan are due in quarterly installments of $1.25 million over the term of the loan with the remaining principal balance due October 31, 2013. We intend to fulfill our debt service obligations under our Credit Facility from existing cash, investments and operations. A substantial portion of our cash balances and cash generated from operations are held by our foreign subsidiaries. If we decide to distribute or use such cash and cash equivalents outside those foreign jurisdictions, including a distribution to the United States we may be subject to additional taxes or costs. In the future, if we are unable to generate or raise additional cash sufficient to meet our debt service obligations and need to use more of our existing cash than planned or to liquidate investments in order to fund these obligations, we may have to delay or curtail the development and/or the sales and marketing of new payment systems. The Term B Loan bears interest at 2.75% over the applicable LIBOR rate. As a result of the recent global recession and downturn in financial markets, LIBOR has declined significantly, which has resulted in a lower effective interest rate on our Term B Loan. LIBOR fluctuates based on economic and market factors that are beyond our control. Any significant increase in LIBOR would result in a significant increase in interest expense on our Term B Loan, which could negatively impact our net income and cash flows.

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

Additionally, if we are required to refinance or raise additional cash to settle our existing indebtedness on or prior to its maturity, our ability to successfully achieve such objective is dependent on a number of factors, including but not limited to our business outlook, projected financial performance, general availability of corporate credit, and market demand for our securities offerings. We believe that in the event additional funding is required, we will be able to access the capital markets on terms and in amounts adequate to meet our objectives. However, given the possibility of changes in market conditions or other occurrences, we cannot assure that such funding will be available on terms favorable to us or at all.

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

Some provisions of our certificate of incorporation and bylaws may have the effect of delaying, discouraging or preventing a merger or acquisition that our stockholders may consider favorable, including transactions in which stockholders might receive a premium for their shares. These provisions include:

•	authorization of the issuance of “blank check” preferred stock without the need for action by stockholders;

•	the amendment of our organizational documents only by the affirmative vote of the holders of two-thirds of the shares of our capital stock entitled to vote;

•	provision that any vacancy on the board of directors, however occurring, including a vacancy resulting from an enlargement of the board, may only be filled by vote of the directors then in office;

•	inability of stockholders to call special meetings of stockholders, although stockholders are permitted to act by written consent; and

•	advance notice requirements for board nominations and proposing matters to be acted on by stockholders at stockholder meetings.

Our share price has been volatile and we expect that the price of our common stock may continue to fluctuate substantially.

Our stock price has fluctuated substantially since our initial public offering in 2005 including due to the announcement of our restatement in December 2007 and during the recent turmoil in the worldwide financial markets. In addition to fluctuations related to VeriFone-specific factors, broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuations in our stock price may include, among other things:

•	actual or anticipated variations in quarterly operating results;

•	changes in financial estimates by us or by any securities analysts who might cover our stock, or our failure to meet the estimates made by securities analysts;

•	uncertainty about current global economic conditions;

•	changes in the market valuations of other companies operating in our industry;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

•	additions or departures of key personnel;

•	sales or purchases of our common stock, including sales or purchases of our common stock by our directors and officers or by our principal stockholders; and

•

our share price may also be affected by any issuance of our common stock in connection with any conversion of our 1.375% Senior Convertible Notes due 2012. See Part II Item 7A Quantitative and Qualitative Disclosures About Market Risk — Equity Price Risk in this Annual Report on Form 10-K.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters are located in San Jose, California. We lease warehouse and distribution facilities located in the United States, the United Kingdom, Turkey, Argentina, Spain and Brazil. These facilities total approximately 197,598 square feet.

We also maintain sales and administrative offices and research facilities in the United States at 23 locations in 11 states or jurisdictions and outside the United States at approximately 42 locations in 22 countries. We own the office buildings at two of our locations and the rest of these locations are leased. We are using substantially all of our currently available productive space to develop, store, market, sell and distribute our products. We believe our facilities are in good operating condition, suitable for their respective uses and adequate for our current needs.

Location	Approximate Square Footage
Corporate Headquarters:
United States	25,253
Warehouse and Distribution Facilities:
United States	155,610
International	41,988

197,598

Sales and administrative offices or Research facilities:
United States	215,280
International	227,845

443,125

ITEM 3.	LEGAL PROCEEDINGS

Brazilian State Tax Assessments

State Value Added Tax

One of our Brazilian subsidiaries has been notified of a tax assessment regarding Brazilian state value added tax (“VAT”), for the periods from 2000 to 2002 that relates to products supplied to us by a contract manufacturer. The assessment relates to an asserted deficiency of 4.7 million Brazilian reais (approximately $2.8 million). The tax assessment was based on a clerical error in which our Brazilian subsidiary omitted the required tax exemption number on our invoices. On August 27, 2003, the tax authorities rendered a first level decision that maintained the tax assessment. We have appealed the first level decision. On March 30, 2009, the proceeding was remitted to the State Court of Appeals. We presented further oral arguments in our defense before the State Court of Appeals on April 28, 2010. In December 2010, the State Court of Appeals ruled in our favor on the matter, determining that the tax assessment should be cancelled. This ruling has not yet been formalized, and once formalized may be appealed to the third and final administrative level by the tax authorities.

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

Importation of Goods Assessments

Two of our Brazilian subsidiaries that were acquired as a part of the Lipman acquisition have been notified of assessments regarding Brazilian customs penalties that relate to alleged infractions in the importation of goods. The assessments were issued by the Federal Revenue Department in the City of Vitória, the City of São Paulo, and the City of Itajai. The assessments relate to asserted deficiencies initially totaling 26.9 million Brazilian reais (approximately $15.7 million) excluding interest. The tax authorities allege that the structure used for the importation of goods was simulated with the objective of evading taxes levied on the importation by under-invoicing the imported goods. The tax authorities allege that the simulation was created through a fraudulent interposition of parties, where the real sellers and buyers of the imported goods were hidden.

In the Vitória tax assessment, the fines were reduced from 4.7 million Brazilian reais (approximately $2.7 million) to 1.5 million Brazilian reais (approximately $0.9 million) on a first level administrative decision on January 26, 2007. Both the tax authorities and we filed appeals of the first level administrative decision. In this appeal, we argued that the tax authorities did not have enough evidence to determine that the import transactions were indeed fraudulent and that, even if there were some irregularities in such importations, they could not be deemed to be our responsibility since all the transactions were performed by the third-party importer of the goods. On June 30, 2010, the Taxpayers Administrative Council of Tax Appeals decided to reinstate the original claim amount of 4.7 million Brazilian reais (approximately $2.7 million) against us. A formal ruling on the decision of the Administrative Council has not yet been issued. Once a formal ruling is issued by the Administrative Council, we will decide whether or not to appeal to the judicial level. Based on our current understanding of the underlying facts, we believe that it is probable that our Brazilian subsidiary will be required to pay some amount of fines. At October 31, 2010, we have accrued 4.7 million Brazilian reais (approximately $2.7 million) for this matter, excluding interest, which we believe is the probable payment.

On July 12, 2007, we were notified of a first administrative level decision rendered in the São Paulo tax assessment, which maintained the total fine of 20.2 million Brazilian reais (approximately $11.8 million) as imposed. On August 10, 2007, we appealed the first administrative level decision to the Taxpayers Council. A hearing was held on August 12, 2008 before the Taxpayers Council, and on October 14, 2008, the Taxpayers Council granted our appeal and dismissed the São Paulo assessment based upon the assessment being erroneously calculated on the value of the sale of the products in question to end customers in the local market rather than on the declared importation value of such products. We were subsequently notified of the Taxpayers Council’s decision and the case was dismissed on May 19, 2009. In August 2009, the Brazilian tax authorities requested additional materials from us. In October 2009, we received a revised assessment in this matter of 1.9 million Brazilian reais (approximately $1.1 million). On May 20, 2010, we were notified of a first level decision canceling the revised tax assessment. This decision is currently pending second level review and, as of October 31, 2010, we have retained an accrual for this matter pending the second level review. In addition, pursuant to a contingency legal representation agreement entered into between one of our Brazilian subsidiaries

(prior to the Lipman acquisition) and Brazilian counsel, our Brazilian subsidiary agreed to pay a contingent legal fee of 5.0 million Brazilian reais (approximately $2.9 million) to Brazilian counsel for achieving the successful dismissal of the São Paulo tax assessment. This contingent fee has been fully paid as of October 31, 2010.

On May 22, 2008, we were notified of a first administrative level decision rendered in the Itajai assessment, which maintained the total fine of 2.0 million Brazilian reais (approximately $1.2 million) as imposed, excluding interest. On May 27, 2008, we appealed the first level administrative level decision to the Taxpayers Council. This matter is currently pending second level decision. Based on our current understanding of the underlying facts, we believe that it is probable that our Brazilian subsidiary will be required to pay some amount of fines. Accordingly, at October 31, 2010, we have accrued 2.0 million Brazilian reais (approximately $1.2 million) for this matter, excluding interest.

Municipality Tax on Services Assessment

One of the Brazilian subsidiaries that was acquired as part of the Lipman acquisition has been notified of a tax assessment regarding alleged nonpayment of tax on services rendered for the period from September 2004 to December 2004. This assessment was issued by the municipality of Sao Paulo (“the municipality”), and asserts a services tax deficiency totaling 0.7 million Brazilian reais (approximately $0.4 million) excluding interest. The municipality claims that the Brazilian subsidiary rendered certain services within the municipality of Sao Paulo but simulated that those services were rendered in another city. In January 2010, we presented our administrative defense and the proceeding is currently pending first administrative level decision before the tax agency for the municipality. At October 31, 2010, we have accrued for this alleged tax deficiency.

Patent Infringement and Commercial Litigation

Heartland Payment Systems, Inc.

On September 6, 2009, we commenced an action in the United States District Court for the Northern District of California against Heartland Payment Systems, Inc. (“Heartland”), a card payment processor, for infringement of U.S. Patent No. 6,853,093 (the "'093 Patent") by certain Heartland payment terminals. We are seeking a judgment of infringement, an injunction against further infringement, damages, interest and attorneys’ fees. On September 16, 2009, Heartland sued us in the Superior Court of New Jersey, Mercer County, alleging certain unfair business activities. On October 13, 2009, we amended our original complaint to request declaratory judgment that we did not engage in such unfair business activities. On November 6, 2009, we filed a second lawsuit against Heartland in the United States District Court for the Northern District of California, alleging certain false advertising and unfair competition claims. On that same day, Heartland also filed a second lawsuit against us in the United States District Court, District of New Jersey, alleging trademark infringement, false advertising and violation of the Anti-cybersquatting Protection Act, and an emergency application for a temporary restraining order which was subsequently denied by the New Jersey District Court. A preliminary injunction hearing in the matter was held in December 2009 before the New Jersey District Court, which also denied Heartland's request for a preliminary injunction. Heartland appealed the decision. In April 2010, the parties stipulated to dismiss this appeal and the Court of Appeals for the Third Circuit entered dismissal of the appeal on April 29, 2010.

On February 16, 2010, we filed our answer to the Heartland New Jersey District Court lawsuit and asserted counterclaims that are the same claims as we alleged in our two Northern District of California lawsuits, and concurrently dismissed without prejudice those two California lawsuits, which we voluntarily dismissed without prejudice. Heartland also filed a declaratory judgment lawsuit in the United States District Court for the Northern District of California against VeriFone Israel Ltd. seeking a declaration by the court that Heartland does not infringe the '093 Patent. We moved in the Northern District of California to dismiss or transfer Heartland’s declaratory relief action to the District of New Jersey, and Heartland moved to dismiss our counterclaims in the New Jersey District Court lawsuit or, in the alternative, transfer the claims to the Northern District of California.

In April 2010, the court in the Northern District of California granted our motion, transferring Heartland’s declaratory judgment lawsuit to the District of New Jersey, and we have filed our answer to this complaint. Heartland has also filed its answer to our counterclaims. Discovery is currently stayed for these matters. These actions are in the preliminary stages of litigation and at this time we are not able to predict the outcome or quantify any potential liability, if any, that could arise therefrom. An unfavorable outcome could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

SPA Syspatronic AG v. VeriFone Holdings, Inc., VeriFone, Inc., et al.

On September 18, 2007, SPA Syspatronic AG (“SPA”) commenced an action in the United States District Court for the Eastern District of Texas, Marshall Division, against us and others, alleging infringement of U.S. Patent No. 5,093,862 purportedly owned by SPA. SPA is seeking a judgment of infringement, an injunction against further infringement, damages, interest and attorneys’ fees. We filed an answer and counterclaims on November 8, 2007, and intend to vigorously defend this litigation. On January 28, 2008, we requested that the U.S. Patent and Trademark Office (the “PTO”) perform a re-examination of the patent. The PTO granted the request on April 4, 2008. We then filed a motion to stay the proceedings with the court and on April 25, 2008, the court agreed to stay the proceedings pending the re-examination. On December 19, 2008, the PTO rejected all claims of the subject patent on the same basis as was identified in our request for re-examination. Upon appeal by SPA, certain claims were permitted to be granted by the PTO but construed in a way that we do not believe any of our products to infringe. In November 2010, without admitting any infringement, wrongdoing or violation of law and to avoid the distraction and expense of continued litigation, we settled the litigation with SPA. Pursuant to the settlement agreement all asserted claims against us were dismissed.

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

Avlis Importacão e Exportacão Ltda. v. Lipman do Brasil Comercio de Eletronicos Ltda.

In February 2010, we were served with notice of an action filed by Avlis Importacão e Exportacão (“Avlis”) in the Fourth Civil Central Court of São Paulo, Brazil, against one of our Brazilian subsidiaries that was part of the Lipman acquisition in 2006. Avlis asserted claims of non-payment by our Brazilian subsidiary of certain invoices for purchase of goods totaling 7.4 million Brazilian reais (approximately $4.3 million) and loss of profits of 5.5 million Brazilian reais (approximately $3.2 million). In November 2010, without admitting any breach, wrongdoing or violation of law and to avoid the distraction and expense of continued litigation, we, through our Brazilian subsidiary, settled the collection claims. Pursuant to the settlement, Avlis and its related entity agreed to dismiss all claims filed against us and to release us from any claims related to the facts of the litigation in exchange for payment by us of 1.5 million Brazilian reais (approximately $0.9 million). Accordingly, at October 31, 2010, we have reduced our accrual for this matter to 1.5 million Brazilian reais (approximately $0.9 million), which represents the amount of the settlement.

Class Action and Derivative Lawsuits

On or after December 4, 2007, several securities class action claims were filed against us and certain of our officers, former officers, and a former director. These lawsuits were consolidated in the U.S. District Court for the Northern District of California as In re VeriFone Holdings, Inc. Securities Litigation, C 07-6140 MHP. The

original actions were: Eichenholtz v. VeriFone Holdings, Inc. et al., C 07-6140 MHP; Lien v. VeriFone Holdings, Inc. et al., C 07-6195 JSW; Vaughn et al. v. VeriFone Holdings, Inc. et al., C 07-6197 VRW (Plaintiffs voluntarily dismissed this complaint on March 7, 2008); Feldman et al. v. VeriFone Holdings, Inc. et al., C 07-6218 MMC; Cerini v. VeriFone Holdings, Inc. et al., C 07-6228 SC; Westend Capital Management LLC v. VeriFone Holdings, Inc. et al., C 07-6237 MMC; Hill v. VeriFone Holdings, Inc. et al., C 07-6238 MHP; Offutt v. VeriFone Holdings, Inc. et al., C 07-6241 JSW; Feitel v. VeriFone Holdings, Inc., et al., C 08-0118 CW. On August 22, 2008, the court appointed plaintiff National Elevator Fund lead plaintiff and its attorneys lead counsel. Plaintiff filed its consolidated amended class action complaint on October 31, 2008, which asserts claims under the Securities Exchange Act Sections 10(b), 20(a), and 20A and Securities and Exchange Commission Rule 10b-5 for securities fraud and control person liability against us and certain of our current and former officers and directors, based on allegations that we and the individual defendants made false or misleading public statements regarding our business and operations during the putative class periods and seeks unspecified monetary damages and other relief. We filed our motion to dismiss on December 31, 2008. The court granted our motion on May 26, 2009 and dismissed the consolidated amended class action complaint with leave to amend within 30 days of the ruling. The proceedings were stayed pending a mediation held in October 2009 at which time the parties failed to reach a mutually agreeable settlement. Plaintiffs’ first amended complaint was filed on December 3, 2009 followed by a second amended complaint filed on January 19, 2010. We filed a motion to dismiss the second amended complaint and the hearing on our motion was held on May 17, 2010. In July 2010, prior to any court ruling on our motion, plaintiffs filed a motion for leave to file a third amended complaint on the basis that they have newly discovered evidence. Pursuant to a briefing schedule issued by the court we submitted our motion to dismiss the third amended complaint and plaintiffs have filed their opposition, following which the court took the matter under submission without further hearing. The court has not yet issued its ruling on our motion. Further, although discovery has not yet commenced in this action, on November 20, 2009, plaintiffs filed a motion to partially lift the Private Securities Litigation Reform Act discovery stay in order to obtain documents produced by us to the SEC in connection with the SEC’s investigation into the restatement of our fiscal year 2007 interim financial statements. We filed our opposition to this motion in January 2010 and at a hearing in February 2010 the court denied the plaintiffs' motion to lift the discovery stay. At this time, we have not recorded any liabilities related to this action as we are unable to determine the outcome or estimate the potential liability.

Beginning on December 13, 2007, several actions were also filed against certain current and former directors and officers derivatively on our behalf. These derivative lawsuits were filed in: (1) the U.S. District Court for the Northern District of California, as In re VeriFone Holdings, Inc. Shareholder Derivative Litigation, Lead Case No. C 07-6347 MHP, which consolidates King v. Bergeron, et al. (Case No. 07-CV-6347), Hilborn v. VeriFone Holdings, Inc., et al. (Case No. 08-CV-1132), Patel v. Bergeron, et al. (Case No. 08-CV-1133), and Lemmond, et al. v. VeriFone Holdings, Inc., et al. (Case No. 08-CV-1301); and (2) California Superior Court, Santa Clara County, as In re VeriFone Holdings, Inc. Derivative Litigation, Lead Case No. 1-07-CV-100980, which consolidates Catholic Medical Mission Board v. Bergeron, et al. (Case No. 1-07-CV-100980), and Carpel v. Bergeron, et al. (Case No. 1-07-CV-101449). On May 15, 2008, the court in the federal derivative action appointed Charles R. King as lead plaintiff and his attorneys as lead counsel. On October 31, 2008, plaintiffs in the federal action filed their consolidated amended derivative complaint, which names us as a nominal defendant and brings claims for insider selling, breach of fiduciary duty, unjust enrichment, waste of corporate assets and aiding and abetting breach of fiduciary duty against us and certain of our current and former officers and directors. On December 15, 2008, we and the other defendants filed a motion to dismiss. The parties agreed by stipulation that briefing on this motion would relate only to the issue of plaintiffs’ failure to make a pre-suit demand on our Board of Directors. The court granted our motion on May 26, 2009 and dismissed the consolidated amended derivative complaint with leave to amend within 30 days of the ruling. The proceedings were stayed pending a mediation held in October 2009 at which time the parties failed to reach a mutually agreeable settlement. Plaintiffs’ second amended complaint was filed on December 10, 2009. We filed our motion to dismiss the second amended complaint on January 25, 2010 and a hearing on our motion to dismiss was held on May 17, 2010. On August 25, 2010, the federal district court ruled in our favor and dismissed plaintiffs’ second amended derivative complaint without leave to amend. Plaintiffs have appealed the District

Court’s judgment to the Court of Appeal for the Ninth Circuit. Plaintiffs’ appellant brief is due December 23, 2010. At this time, we have not recorded any liabilities for this action as we are unable to determine the outcome or estimate the potential liability.

On June 9, 2009, plaintiffs in the federal derivative action made a demand to inspect certain of our books and records. In response to this demand, we provided certain of our books and records, including minutes and materials for our Board of Directors, Audit Committee and Compensation Committee meetings for the relevant period. We produced documents responsive to each category of plaintiffs’ request except that we withheld production, on the basis of privilege, of the Audit Committee’s report of the independent investigation into the events leading to the restatement of our fiscal year 2007 interim financial statements. On November 6, 2009, plaintiffs filed a complaint in Delaware Chancery Court seeking to compel production of the independent investigation report. We filed a motion to dismiss this complaint on December 3, 2009, and briefs on this motion were submitted during January 2010. A hearing on our motion to dismiss was held on March 10, 2010 and on May 12, 2010, the court issued an opinion dismissing with prejudice plaintiffs’ complaint seeking to compel production of the independent investigation report. Plaintiffs have appealed the dismissal. We filed our responsive brief to plaintiffs’ appeal on August 18, 2010. Plaintiffs have filed their reply and a hearing on the appeal was held November 17, 2010 before the Delaware Supreme Court. The case is currently submitted before the Delaware Supreme Court en Banc without further briefing or oral argument. At this time, we have not recorded any liabilities for this action as we are unable to determine the outcome or estimate the potential liability.

On October 31, 2008, the derivative plaintiffs filed their consolidated derivative complaint in California Superior Court for the County of Santa Clara naming us as a nominal defendant and bringing claims for insider selling, breach of fiduciary duty, unjust enrichment, waste of corporate assets and aiding and abetting breach of fiduciary duty against certain of our current and former officers and directors and our largest shareholder as of October 31, 2008, GTCR Golder Rauner LLC. In November 2008, we filed a motion to stay the state court action pending resolution of the parallel federal actions, and the parties have agreed by stipulation to delay briefing on the motion to stay until after the issue of demand futility is resolved in the federal derivative case. The case management conference in the state court action has been continued until January 2011, pending the resolution of our motion to dismiss filed in the federal derivative action. At this time, we have not recorded any liabilities for this action as we are unable to determine the outcome or estimate the potential liability.

On January 27, 2008, a class action complaint was filed against us in the Central District Court in Tel Aviv, Israel on behalf of purchasers of our stock on the Tel Aviv Stock Exchange. The complaint seeks compensation for damages allegedly incurred by the class of plaintiffs due to the publication of erroneous financial reports. We filed a motion to stay the action, in light of the proceedings already filed in the United States, on March 31, 2008. A hearing on the motion was held on May 25, 2008. Further briefing in support of the stay motion, specifically with regard to the threshold issue of applicable law, was submitted on June 24, 2008. On September 11, 2008, the Israeli District Court ruled in our favor, holding that U.S. law would apply in determining our liability. On October 7, 2008, plaintiffs filed a motion for leave to appeal the District Court’s ruling to the Israeli Supreme Court. Our response to plaintiffs’ appeal motion was filed on January 18, 2009. The District Court has stayed its proceedings until the Supreme Court rules on plaintiffs’ motion for leave to appeal. On January 27, 2010, after a hearing before the Supreme Court, the court dismissed the plaintiffs’ motion for leave to appeal and addressed the case back to the District Court. The Supreme Court instructed the District Court to rule whether the Israeli class action should be stayed, under the assumption that the applicable law is U.S. law. Plaintiffs subsequently filed an application for reconsideration of the District Court’s ruling that U.S. law is the applicable law. Following a hearing on plaintiffs’ application, on April 12, 2010, the parties agreed to stay the proceedings pending resolution of the U.S. securities class action, without prejudice to plaintiffs’ right to appeal the District Court’s decision regarding the applicable law to the Supreme Court. Plaintiffs have filed a motion with the Israeli Supreme Court for leave to appeal the District Court’s decision. No briefing schedule or hearing date has been set for plaintiffs’ motion. At this time, we have not recorded any liabilities for this action as we are unable to determine the outcome or estimate the potential liability.

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

Regulatory Actions

During fiscal year 2009 we were the subject of a “Wells Notice” from the SEC in connection with the investigation by the Staff notifying us that the Staff intended to recommend that the SEC bring a civil injunctive action against us, alleging violations of the federal securities laws arising from the restatement of our fiscal year 2007 interim financial statements. On September 1, 2009, without admitting or denying the SEC’s allegations, we agreed to a permanent injunction against future violations of certain reporting, books and records and internal accounting control provisions of the federal securities laws. No other charge or monetary penalty was assessed against us, and we cooperated fully with the SEC’s investigation. This settlement, which was approved by the United States District Court for the Northern District of California in November 2009, concluded the SEC’s investigation of this matter with respect to us.

Litgation Regarding Planned Acquisition

In connection with our announced merger with Hypercom, several purported class action lawsuits have been filed in Arizona and Delaware state courts alleging variously, among other things, that the board of directors of Hypercom breached its fiduciary duties in not securing a higher price in the merger and that VeriFone, Hypercom, FP Hypercom Holdco, LLC and Francisco Partners II, L.P. aided and abetted that alleged breach. The actions seek injunctive relief and unspecified damages.

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

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been quoted on the New York Stock Exchange under the symbol “PAY” since April 29, 2005. Prior to that time, there was no public market for our stock.

The following table sets forth for the indicated periods, the high and low sale prices of our common stock.

	Fiscal 2010 Quarter Ended				Fiscal 2009 Quarter Ended
	Jan. 31 2010	Apr. 30 2010	Jul. 31 2010	Oct. 31 2010	Jan. 31 2009	Apr. 30 2009	Jul. 31 2009	Oct. 31 2009
High	$19.42	$23.75	$22.92	$34.06	$12.23	$8.36	$9.28	$16.15
Low	$12.70	$16.63	$15.62	$20.97	$2.31	$3.65	$5.92	$8.75

On October 29, 2010, the closing sale price of our common stock on the New York Stock Exchange was $33.83 and on December 15, 2010, the closing sale price of our common stock on the New York Stock Exchange was $40.84. As of December 15, 2010, there were approximately 42 stockholders of record. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

Dividend Policy

We have not declared or paid cash dividends on our capital stock since our common stock has been listed on the New York Stock Exchange. We do not expect to pay any cash dividends for the foreseeable future. We currently intend to retain any future earnings to finance our operations and growth. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent on earnings, financial condition, operating results, capital requirements, any contractual restrictions, and other factors that our board of directors deems relevant. In addition, our Credit Facility contains limitations on the ability of our principal operating subsidiary, VeriFone, Inc., to declare and pay cash dividends. Because we conduct our business through our subsidiaries, as a practical matter these restrictions similarly limit our ability to pay dividends on our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

Information with respect to Securities Authorized for Issuance Under Equity Compensation may be found in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Compensation Plan Information of this Annual Report on Form 10-K, which section is incorporated herein by reference.

Recent Sales of Unregistered Securities

On September 8, 2010, we acquired all the equity of Semtek Innovative Solutions Corporation (“Semtek”) under an agreement and plan of merger for an aggregate purchase price of $17.6 million. As part of the purchase price we issued a total of 629,447 shares of VeriFone’s common stock to the stockholders of Semtek (including 144,626 shares for VeriFone’s equity investment in Semtek). These shares have been placed in escrow in accordance with the terms of the merger agreement and will be released in 6 months after closing as to 90% of the shares and in 12 months after closing as to 10% of the shares, subject to indemnification obligations and other conditions as defined in the agreement. The issuance of our shares was made in reliance upon an exemption from the registration pursuant to Section 4(2) of the Securities Act and Rule 506 thereunder.

Performance Graph

The following graph and table:

•

compares the performance of an investment in our common stock over the period of November 1, 2005 through October 31, 2010 beginning with an investment at the closing market price on October 31, 2005, and thereafter, based on the closing price of our common stock on the market, with the S&P 500 Index and a selected peer group index (the “Comparables Index”). The Comparables Index was selected on an industry basis and includes Ingenico S.A., Hypercom Corp., International Business Machines Corp., MICROS Systems, Inc., NCR Corp. and Radiant Systems, Inc.

•

assumes $100 was invested on the start date at the price indicated and that dividends, if any, were reinvested on the date of payment without payment of any commissions. The performance shown in the graph and table represents past performance and should not be considered an indication of future performance.

	October 31, 2005	October 31, 2006	October 31, 2007	October 31, 2008	October 31, 2009	October 31, 2010
VeriFone Systems, Inc.	$100.00	$133.62	$226.12	$51.97	$60.84	$154.76
S&P 500 Index	$100.00	$114.16	$128.37	$80.26	$85.85	$98.03
Comparables Index	$100.00	$118.18	$154.90	$81.73	$104.13	$156.36

The information provided above under the heading “Performance Graph” shall not be considered “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the accompanying notes and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report. The selected data in this section is not intended to replace the consolidated financial statements.

	Fiscal Year Ended October 31,
	2010 (2) (7)	2009 (1) (3)	2008 (1)(4)	2007 (1)(5)	2006
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenues	$1,001,537	$844,714	$921,931	$902,892	$581,070
Cost of net revenues	631,225	562,585	628,900	603,660	319,525

Gross profit	370,312	282,129	293,031	299,232	261,545
Operating expenses:
Research and development	74,227	65,148	75,622	65,430	47,353
Sales and marketing	94,666	73,544	91,457	96,295	58,607
General and administrative	84,371	76,468	126,625	80,704	42,573
Impairment of goodwill and intangible assets	—	175,512	289,119	—	—
Amortization of purchased intangible assets	14,624	20,423	26,033	21,571	4,703
In-process research and development	—	—	—	6,752	—

Total operating expenses	267,888	411,095	608,856	270,752	153,236

Operating income (loss)	102,424	(128,966)	(315,825)	28,480	108,309
Interest expense	(28,344)	(26,476)	(42,209)	(41,310)	(13,617)
Interest income	1,278	1,517	5,981	6,702	3,372
Other income (expense), net	2,887	5,716	(13,181)	(7,882)	(6,394)

Income (loss) before income taxes	78,245	(148,209)	(365,234)	(14,010)	91,670
Provision for (benefit from) income taxes	(20,582)	9,246	45,838	22,915	32,159

Net income (loss)	$98,827	$(157,455)	$(411,072)	$(36,925)	$59,511

Net income (loss) per common share:
Basic	$1.16	$(1.86)	$(4.88)	$(0.45)	$0.90

Diluted	$1.13	$(1.86)	$(4.88)	$(0.45)	$0.86

Weighted average shares used in computing net income (loss) per common share:
Basic	85,203	84,473	84,220	82,194	66,217

Diluted	87,785	84,473	84,220	82,194	68,894

	As of October 31,
	2010	2009 (1) (3)	2008 (1) (4)	2007 (1) (5) (6)	2006
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$445,137	$324,996	$157,160	$215,001	$86,564
Total assets	$1,075,326	$917,290	$1,077,641	$1,517,207	$452,945
Long-term debt and capital leases, including current portion	$473,511	$468,864	$487,200	$477,772	$192,889

(1)	Amounts for fiscal year 2009, 2008, and 2007 have been adjusted to reflect the retroactive application of ASC 470-20. See Note 4. Accounting Changes — Convertible Debt Instruments.

(2)	We reduced our accrual related to claims against our Brazilian subsidiary (which was acquired by us due to our acquisition of Lipman) by $7.7 million (13.1 million Brazilian reais) as a result of a filed settlement of disputed payables and expiration of the statute of limitations on certain tax contingencies. Of this amount, $6.6 million was reversed against other income (expense), net, and $1.1 million (which consisted of accrued interest related to the claims) was reversed against interest expense.
(3)	We recorded $175.5 million of goodwill impairment charges in fiscal year 2009 after we concluded that the carrying amount of the North America and Asia reporting units exceeded their implied fair values. We repurchased and extinguished $33.5 million par value of our outstanding 1.375% Convertible Notes for $19.8 million, excluding accrued interest paid. As a result, we realized a $13.1 million gain under the accounting guidance in effect at that time, net of a $0.6 million write-off of related deferred debt issuance costs. In accordance with the provisions of ASC 470-20, we recorded a revised gain of approximately $7.5 million. We reduced our accrual for Brazilian customs penalties by $14.9 million (28.2 million Brazilian reais) as a result of the dismissal of one of the assessments. Of this amount, $9.8 million was reversed against general and administrative expenses and $5.1 million was reversed against interest expense. This reduction was partially offset by the accrual for legal fees related to a contingency legal representation agreement entered into between one of our Brazilian subsidiaries (prior to our acquisition of that subsidiary from Lipman) and Brazilian counsel pursuant to which our Brazilian subsidiary has agreed to pay to Brazilian counsel legal fees in the amount of $2.8 million (5.0 million Brazilian reais) for achieving the successful dismissal of the assessment. These legal fees were accrued and included in general and administrative expenses in the third quarter of fiscal year 2009.
(4)	Our fiscal year 2008 results of operations include $41.8 million of general and administrative costs related to the restatement of interim financial information for the first three quarters of the fiscal year ended October 31, 2007 which we completed during fiscal year 2008. We recorded a $262.5 million impairment of our goodwill in our Europe, Middle East, and Africa (“EMEA”) reporting unit and a $26.6 million impairment of developed and core technology intangible assets due to lower revenue expectations in light of current operating performance and future operating expectations. We also recognized a $62.3 million income tax expense for recording a full valuation allowance against all beginning of the year balances for U.S. deferred tax assets.
(5)	We acquired Lipman on November 1, 2006 and its results of operations are included from the date of acquisition. We also recognized an in-process research and development expense of $6.8 million in connection with our Lipman acquisition.
(6)	In November 2006, we increased our outstanding balance on our Term B Loan to $500.0 million. In June 2007, we sold $316.2 million of 1.375% Senior Convertible Notes due 2012. As a result of the adoption of ASC 470-20, we allocated $236.0 million to the liability component and $80.2 million to the equity component as of the date of issuance. We repaid $263.8 million of our outstanding Term B Loan with the proceeds from the sale of the 1.375% Senior Convertible Notes.
(7)	The income tax benefit for the fiscal year ended October 31, 2010 includes a tax benefit of $54 million attributable to a worthless stock deduction. We determined that one of our U.K. Subsidiaries was insolvent on a fair market value basis and that it became worthless during the year resulting in a worthless stock deduction of $154 million for tax purposes.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties. In some cases, forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “intends,” “potential,” “continues,” “plans,” “predicts,” and similar terms. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, and management’s beliefs and assumptions, and do not reflect the potential impact of any mergers, acquisitions, or other business combinations or divestitures, including the definitive agreement we signed in November 2010 to acquire Hypercom as discussed in Note 19. Subsequent Event in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K, that have not been completed. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Item 1A. Risk Factors above. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K. Unless required by law, we undertake no obligation to update any forward-looking statements, whether as result of new information, future events, or otherwise.

Overview

We are a global leader in secure electronic payment solutions. We provide expertise, solutions, and services that add value to the point of sale with merchant-operated, consumer-facing, and self-service payment systems for the financial, retail, hospitality, petroleum, government, transportation, and healthcare vertical markets. We are one of the largest providers of electronic payment systems worldwide. We believe that we benefit from a number of competitive advantages gained through our 29-year history of success in our industry. These advantages include our globally trusted brand name, large installed base, significant involvement in the development of industry standards, global operating scale, customizable platforms, and investment in research and development. We believe that these advantages position us well to capitalize on the continuing global shift toward electronic payment transactions.

Our industry’s growth continues to be driven by the long-term shift toward electronic payment transactions and away from cash and checks in addition to changes in security standards that require more advanced electronic payment systems. Internationally, growth rates have generally been higher than the United States because of the relatively low penetration rates of electronic payment transactions in many countries as well as governmental efforts to modernize economies and to encourage electronic payments as a means of improving collection of value-added tax (“VAT”) and sales tax. Recently, additional factors have driven growth, including the shift from dial up to internet protocol (“IP”) developments in wireless communications, personal identification number (“PIN”) based debit transactions and advances in computing technology that enable vertical solutions and non-payment applications to reside at the point of sale (“POS”). Most recently, there have been widely publicized breaches of systems that handle consumer card details, spurring widespread interest in more secure payment systems and “end-to-end” encryption technology.

Security has continued to be a driving factor in our business as our customers endeavor to meet escalating governmental requirements directed toward the prevention of identity theft as well as operating safeguards imposed by the credit and debit card associations, which include Visa International (“Visa”), MasterCard Worldwide (“MasterCard”), American Express, Discover Financial Services, and JCB Co., Ltd. (“JCB”). In September 2006, these card associations established the Payment Card Industry Security Standards Council (“PCI SSC”) to oversee and unify industry standards in the areas of debit and credit card data security. Standards include Payment Card Industry PIN Transaction Security (“PCI-PTS”) for pin entry devices, PCI-DSS for enterprise data security and PA-DSS for payment application data security. We are a leader in providing systems and software solutions that meet these standards.

Timing of our revenue recognition may cause our revenue to vary from quarter to quarter. Specifically, revenues recognized in some of our past fiscal quarters have been back-end weighted when we received sales orders and delivered a higher proportion of our System Solutions toward the end of such fiscal quarters. This back-end weighting of orders may adversely affect our results of operations in a number of ways and could negatively impact revenues and profits. First, the product mix of orders may not align with manufacturing forecasts, which could result in a shortage of the components needed for production. Second, existing manufacturing capacity may not be sufficient to deliver a high volume of orders in a concentrated time at quarter-end. Third, back-end weighted demand could negatively impact gross margins through higher labor, delivery and other manufacturing and distribution costs. If, on the other hand, we were to seek to manage the fulfillment of back-end weighted orders through holding increased inventory levels, we would risk higher inventory obsolescence charges if our sales fall short of our expectations.

Because timing of our revenue recognition depends on timing of product shipments, decisions we make about product shipments, particularly toward the end of a fiscal quarter, may impact our reported revenues. The timing of product shipments may depend on a number of factors, including price discussions with our customers, operating costs, including costs of air shipments if required, the delivery date requested by customers and our operating capacity to fill orders and ship products, as well as our own long and short-term business planning. These factors may affect timing of shipment and consequently revenues recognized for a particular period.

We operate in two business segments: North America and International. We define North America as the United States and Canada, and International as all other countries from which we derive revenues.

During fiscal year 2009 demand for wireless, IP-enabled, PIN-based debit and vertical solutions was adversely affected by the global financial crisis. Specifically, we experienced lower North American demand as retailers closed redundant or underperforming locations and lower International demand due to the adverse foreign currency impact on the purchasing power of certain International customers. With the exception of China, emerging markets declined at a greater rate than developed markets in fiscal year 2009.

In fiscal year 2010, our sales to emerging economies, particularly in Latin America and Asia, generally recovered more quickly than developed economies. Demand in developed countries increased as well, primarily due to the need for our customers to upgrade their systems in order to comply with the July 1, 2010 PCI-PED deadline. To a lesser degree, demand in developed countries increased as a result of modestly improving macroeconomic conditions. To the extent the economic recovery continues, we expect demand from emerging economies and certain North American vertical businesses to grow faster than our traditional solutions sold in developed markets. Additionally, demand in North America benefited from the integration of our media solutions business and we intend to expand the media solutions business into other geographies beginning in fiscal year 2011. We continue to devote research and development (“R&D”) resources to address the market needs of both emerging and developed economies.

In November 2010, we announced that we had entered into a definitive agreement to acquire Hypercom Corporation. This planned acquisition is subject to shareholder approval and customary regulatory approvals and other closing conditions and is anticipated to close in the second half of 2011. For further information, see Note 19. Subsequent Event in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Results of Operations

Net Revenues

We generate net revenues through the sale of our electronic payment systems and solutions that enable electronic payment transactions, which we identify as System Solutions, as well as warranty and support services, field deployment, advertising, installation and upgrade services, and customer specific application development, which we identify as Services.

Net revenues, which include System Solutions and Services, are summarized in the following table (in thousands, except percentages):

	Fiscal Year Ended October 31,
	2010	Change	% Change	2009	Change	% Change	2008
System Solutions	$828,949	$101,299	13.9%	$727,650	$(79,815)	-9.9%	$807,465
Services	172,588	55,524	47.4%	117,064	2,598	2.3%	114,466

Total	$1,001,537	$156,823	18.6%	$844,714	$(77,217)	-8.4%	$921,931

System Solutions Revenues

System Solutions net revenues increased $101.3 million, or 13.9% in the fiscal year ended October 31, 2010 compared to the fiscal year ended October 31, 2009. System Solutions net revenues comprised 82.8% of total net revenues in fiscal year 2010 compared to 86.1% in fiscal year 2009. The lower proportion of System Solutions net revenues reflects the inclusion of Services revenues from our media solutions business following the acquisition of Clear Channel Taxi Media, LLC (“CCTM”) in December 2009, as well as growth in Petroleum Services.

International System Solutions net revenues increased $49.9 million, or 11.4%, in the fiscal year ended October 31, 2010, compared to the fiscal year ended October 31, 2009. System Solutions net revenues in Latin America increased $44.0 million, or 34.2% in fiscal year 2010 compared to fiscal year 2009, primarily as a result of strong demand in Brazil for the Vx670 solution and significant increases in sales volume from several major customers. Asia’s System Solutions net revenues increased $7.3 million, or 9.3%, during the fiscal year ended October 31, 2010 compared to the fiscal year ended October 31, 2009, primarily attributable to increases across the region, where economic conditions were generally improved compared to the prior fiscal year. Europe’s System Solutions net revenues decreased $1.4 million, or 0.6%, in the fiscal year ended October 31, 2010 compared to the fiscal year ended October 31, 2009, primarily due to lower sales in Turkey and the Balkan countries as a result of an economic slowdown, partially offset by improved sales in certain parts of Continental Europe.

North America System Solutions net revenues increased $51.4 million, or 17.8%, in the fiscal year ended October 31, 2010 compared to the fiscal year ended October 31, 2009, primarily due to an increase in our Petroleum System Solutions revenues, partially offset by a decrease in our North America Financial business revenues. The revenue increase in the Petroleum business was driven by PCI compliance efforts by customers, as more of our Petroleum customers addressed the July 2010 PCI-PED compliance deadlines. Our North America Financial business, which sells payment systems to small and medium sized businesses through ISOs and payment processors, was constrained overall due to persistent adverse economic conditions which have slowed retail store openings.

A weaker macroeconomic environment continued to negatively impact our net revenues in certain regions during the fiscal year ended October 31, 2010. Although recently there have been some signs of improvement in the financial markets and economic conditions, certain countries, including parts of Europe, have experienced continued or further economic stress in 2010. We are unable to predict whether signs of improvements in the United States and other countries earlier this year will be sustained. Any sustained economic weakness or deterioration in economic conditions, particularly if persistent, would adversely affect our business, operating results, and financial condition. We expect the strong System Solutions demand from our Petroleum customers, due to the July 2010 PCI-PED compliance deadline, to continue as they move toward the next PCI compliance deadline which is July 2012; in contrast, we expect System Solutions demand from multi-lane retailers to be more moderate following the passing of the July 2010 deadline.

System Solutions net revenues decreased $79.8 million, or 9.9%, to $727.7 million for the fiscal year ended October 31, 2009 from $807.5 million for the fiscal year ended October 31, 2008. System Solutions net revenues comprised 86.1% of total net revenues in fiscal year 2009 as compared to 87.6% in fiscal year 2008.

International System Solutions net revenues for the year ended October 31, 2009 decreased $67.8 million, or 13.4%, compared to the fiscal year ended October 31, 2008, primarily due to a $45.5 million, or 26.1%, decline in Latin America and a $33.0 million, or 12.5%, decrease in Europe, partially offset by a $10.7 million, or 15.8%, increase in Asia. In Latin America, the decreases in System Solutions net revenues were primarily driven by decreased sales in Brazil and Venezuela due to the economic contraction and falling local currencies throughout most of the year, and a reduction in purchasing from one large Brazilian customer for the first three quarters of fiscal year 2009. In Europe, the decline was primarily attributable to the weak economic conditions in Russia and Spain, partially offset by growth relating to shipments to new financial customers in the United Kingdom and certain Nordic countries. Asia revenue growth was predominately attributable to revenue growth in China, where our sales have been less impacted than other countries by the global recession.

North America System Solutions net revenues for the fiscal year ended October 31, 2009 decreased $12.0 million or 4.0%, compared to the fiscal year ended October 31, 2008, primarily due to a decrease in our U.S. Financial business and Canada revenues. Our U.S. financial business, was constrained overall due to persistent adverse economic conditions which have slowed retail store openings. Multi-lane retail System Solutions sales were relatively flat as the majority of large customers completed their upgrade programs and sales activity diminished in the second half of the fiscal year. Partially offsetting this decline was an increase in Petroleum System Solutions revenues as this customer group in the second half of the fiscal year began to address the July 2010 PCI-PED compliance deadlines.

Services Revenues

Services net revenues increased $55.5 million, or 47.4%, for the fiscal year ended October 31, 2010 compared to the fiscal year ended October 31, 2009.

International Services revenues increased $9.0 million, or 14.4%, in the fiscal year ended October 31, 2010 compared to the same periods in fiscal year 2009, primarily due to growth in the Brazilian installed base which in turn led to increased demand for maintenance and support services, as well as a $2.9 million currency related increase due to the appreciation of the Brazilian real.

North America Services revenues increased $46.3 million, or 84.6%, in the year ended October 31, 2010 compared to the fiscal year ended October 31, 2009. The majority of the increase was attributable to the inclusion of revenues from our media solutions business resulting from the CCTM acquisition in December 2009, as well as growth in Petroleum Services.

Services net revenues increased $2.6 million, or 2.3% for the fiscal year ended October 31, 2009 compared to the fiscal year ended October 31, 2008 primarily due to the growth in our European software maintenance and extended warranty services, partially offset by a reduction in custom software projects for our Petroleum customers.

Gross Profit

The following table shows the gross profit and gross profit percentages for System Solutions and Services (in thousands, except percentages):

	Fiscal Year Ended October 31,
	2010		2009		2008
	Amounts	%	Amounts	%	Amounts	%
System Solutions	$298,128	36.0%	$231,191	31.8%	$251,423	31.1%
Services	72,184	41.8%	50,938	43.5%	41,608	36.3%

Total	$370,312	37.0%	$282,129	33.4%	$293,031	31.8%

System Solutions

Gross profit on System Solutions increased $66.9 million, or 29.0%, for the fiscal year ended October 31, 2010, compared to the fiscal year ended October 31, 2009. For the fiscal years ended October 31, 2010 and 2009, gross profit on System Solutions represented 36.0% and 31.8%, respectively, of System Solutions net revenues. For the fiscal year ended October 31, 2010, International gross profit percentage increased, North American gross profit percentage was relatively flat, and Corporate costs as a percentage of revenues decreased compared to the fiscal year ended October 31, 2009.

International gross profit percentage increased during the fiscal year ended October 31, 2010 compared to the fiscal year ended October 31, 2009, primarily as a result of a more favorable pricing environment in Latin America in fiscal year 2010 compared to fiscal year 2009. In addition, we experienced a favorable product mix impact due to increased sales of newer product solutions, which carry higher margins compared to previous generation solutions. Partially offsetting these factors was a decrease in the wireless gross profit percentage largely due to pricing pressure from competitors and a shift in sales towards emerging market countries which typically carry lower margins.

North America System Solutions gross profit percentage was relatively flat for the fiscal year ended October 31, 2010 compared to the fiscal year ended October 31, 2009. We experienced increased price competition in our wireless and high-end landline financial solutions and a shift in product mix toward lower margin products in our Petroleum business. These factors were partially offset by favorable product mix in desktop solutions and cost reductions in the core financial solutions sold in North America.

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

Corporate costs as a percentage of revenues for the fiscal year ended October 31, 2010 decreased compared to the fiscal year ended October 31, 2009 primarily due to lower excess and obsolete inventory and scrap charges. We recorded $23.0 million in excess and obsolete inventory and scrap charges in fiscal year 2009 due to changing demand experienced in fiscal year 2009 as a result of the deteriorating macroeconomic environment In the fiscal year ended October 31, 2010, we recorded $7.2 million of excess and obsolete inventory and scrap charges.

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

Services

Gross profit on Services increased $21.2 million, or 41.7%, for the fiscal year ended October 31, 2010 compared to the fiscal year ended October 31, 2009, largely attributable to the $55.5 million increase in Services revenues partially offset by a decrease in gross margin percentages that was attributable largely to a shift in our service mix. Gross profit on Services represented 41.8% and 43.5% of Services net revenues, respectively, for the fiscal years ended October 31, 2010 and 2009. Gross margin percentages declined in North America, primarily due to a service mix shift towards lower margin media solutions services following our acquisition of CCTM. International gross margin percentages improved for the fiscal year ended October 31, 2010 compared to the fiscal year ended October 31, 2009 due to more favorable service mix.

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

Research and Development Expenses

R&D expenses for the fiscal years ended October 31, 2010, 2009, and 2008 are summarized in the following table (in thousands, except percentages):

	Fiscal Year Ended October 31,
	2010	Change	% Change	2009	Change	%Change	2008
Research and development	$74,227	$9,079	13.9%	$65,148	$(10,474)	-13.9%	$75,622
Percentage of net revenues	7.4%			7.7%			8.2%

R&D expenses for the fiscal year ended October 31, 2010, including the impact of changes in currency exchange rates, increased $9.1 million, or 13.9%, compared to the fiscal year ended October 31, 2009 primarily due to a $7.9 million increase in expenses associated with our Vx evolution launch and mobile payment initiative. These incremental expenses consisted primarily of a $4.2 million increase in personnel related costs and a $3.7 million increase in outside services, materials and supplies, and travel. In addition, R&D expenses increased by $5.2 million as a result of increased demand for localized solutions across the world. These increases were partially offset by a $2.3 million reduction in stock-based compensation expense, and a $1.0 million reduction in restructuring expenses. Changes in foreign currency exchange rates had a $1.4 million unfavorable impact on R&D expenses during the fiscal year ended October 31, 2010 compared to the fiscal year ended October 31, 2009.

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

Sales and Marketing Expenses

Sales and marketing expenses for the fiscal years ended October 31, 2010, 2009, and 2008 are summarized in the following table (in thousands, except percentages):

	Fiscal Year Ended October 31,
	2010	Change	% Change	2009	Change	% Change	2008
Sales and marketing	$94,666	$21,122	28.7%	$73,544	$(17,913)	-19.6%	$91,457
Percentage of net revenues	9.5%			8.7%			9.9%

Sales and marketing expenses for the fiscal year ended October 31, 2010, including the impact of currency exchange rates, increased $21.1 million, or 28.7%, compared to the fiscal year ended October 31, 2009. International sales and marketing expenses increased $8.0 million primarily to support higher demand as moderate growth resumed in developed countries and double-digit revenue growth occurred in certain emerging markets countries. North America sales expenses increased by $8.4 million largely due to higher demand in our Petroleum business and initiatives in vertical and payment-based media. The above-mentioned increases primarily consisted of personnel related expenses. In addition, North America and Corporate marketing expenses grew in total by $2.1 million. The increase was primarily a result of the launch of a number of new initiatives such as payment-based media, end-to-end encryption and mobile phone credit card acceptance. Corporate sales expenses increased by $1.3 million as the result of the resumption of an annual Corporate sales event that was not held in the prior fiscal year. In fiscal year 2010, stock-based compensation expense increased by $1.5 million compared to fiscal year 2009 and we expensed $0.8 million for a business acquisition. These increases were partially offset by a $1.2 million decrease in restructuring expenses. Changes in foreign currency exchange rates had a $1.6 million unfavorable impact on sales and marketing expenses in the fiscal year ended October 31, 2010 compared to the year ended October 31, 2009.

Sales and marketing expenses decreased $17.9 million, or 19.6%, for the fiscal year ended October 31, 2009 compared to the fiscal year ended October 31, 2008 primarily due to a $10.4 million decrease in personnel and outside services costs from a global reduction in headcount in sales and marketing, and a $5.3 million decrease in spending on travel, trade shows, events and marketing communications. These reductions were initiated in response to the global economic crisis. In addition, we experienced a favorable foreign exchange rate impact and a $1.8 million decrease in restructuring expense. These decreases were partially offset by a $1.0 million net increase in stock-based compensation expense.

We expect sales and marketing expenses, assuming a stable currency environment, to grow modestly in absolute amounts.

General and Administrative Expenses

General and administrative expenses for the fiscal years ended October 31, 2010, 2009, and 2008 are summarized in the following table (in thousands, except percentages):

	Fiscal Year Ended October 31,
	2010	Change	% Change	2009	Change	% Change	2008
General and administrative	$84,371	$7,903	10.3%	$76,468	$(50,157)	-39.6%	$126,625
Percentage of net revenues	8.4%			9.1%			13.7%

General and administrative expenses for the fiscal year ended October 31, 2010, including the impact of changes in currency exchange rates, increased $7.9 million, or 10.3%, compared to the fiscal year ended October 31, 2009 primarily due to a $7.2 million increase in personnel costs mainly as the result of increased headcount, self-insured medical expenses, and bonuses as business performance improved, the non recurrence of a $7.2 million reversal of a Lipman pre-acquisition contingency accrual for a Brazilian importation tax assessment in fiscal year 2009, and a $1.0 million increase in acquisition related expenses. Partially offsetting these increases were a $3.0 million decrease in restructuring related expenses due to lower restructuring activities, a $1.9 million reduction in outside services driven by reduced tax accounting professional service fees in connection with the transfer of certain tax accounting functions to our in-house staff, as we addressed remediation of the material weakness in our internal controls related to income taxes, a $2.4 million decrease as a result of the non-recurrence of certain expenses related to restatement and remediation related expenses recorded in the fiscal year ended October 31, 2009, and the non-recurrence of the $1.0 million in litigation and legal settlement fees incurred in the first quarter of fiscal year 2009. Changes in foreign currency exchange rates had a $0.9 million unfavorable impact on general and administrative expenses in the fiscal year ended October 31, 2010 compared to the fiscal year ended October 31, 2009.

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

We expect regular general and administrative expenses, assuming a stable currency environment, to grow modestly in absolute amounts. We also expect significant incremental acquisition related expenses as a result of our planned acquisition of Hypercom Corporation which we announced in November 2010.

Impairment of Goodwill and Intangible Assets

Our review for potential indicators of impairment performed during fiscal year 2010 and our annual impairment test did not result in any impairment of goodwill in the fiscal year ended October 31, 2010. As a result of the December 1, 2008 goodwill impairment test, we concluded that the carrying amount of our North America and Asia reporting units exceeded their implied fair values and recorded an estimated impairment charge of $178.2 million in the Corporate segment during the first quarter of fiscal year 2009 for these reporting units. We finalized the goodwill evaluation process and recorded a $2.7 million reduction to the estimated impairment charge during the second quarter of fiscal year 2009. The net carrying value of goodwill in the North America and International segments was reduced by $65.6 million and $109.9 million, respectively. The final impairment charge for the North America and Asia reporting units was $175.5 million for the fiscal year ended October 31, 2009.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets decreased $5.8 million, or 28.4% in the fiscal year ended October 31, 2010 compared to the fiscal year ended October 31, 2009 primarily due to a decrease in the remaining net book value of intangible assets.

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

Interest Expense

Interest expense increased $1.9 million in the fiscal year ended October 31, 2010 compared to the fiscal year ended October 31, 2009 primarily attributable to the effect of reversals of accrued interest related to Lipman pre-acquisition contingency accruals for Brazilian importation tax assessments. We reversed $1.1 million and $5.1 million of accrued interest related to Brazilian tax assessments in the fiscal years ended October 31, 2010 and 2009, respectively, which had the effect of increasing interest expense by $4.0 million. This increase was partially offset by a decrease in interest expense as a result of lower effective interest rates on our Term-B loan as LIBOR rates declined substantially over the periods, a decrease in the outstanding balance of our Term-B loan due to repayment and a decrease in 1.375% Convertible Notes due to repurchases.

Interest expense decreased $15.9 million in the fiscal year ended October 31, 2009 compared to the fiscal year ended October 31, 2008 primarily due to lower effective interest rates on our Term-B loan as LIBOR rates continued to decline substantially over fiscal year 2009 and the reversal of $5.1 million of accrued interest related to a Lipman pre-acquisition contingency for the Brazilian importation tax assessment that was dismissed in the third quarter of fiscal year 2009. See Note 13. Commitment and Contingencies for additional information.

Interest Income

Interest income decreased $0.2 million in the fiscal year ended October 31, 2010 compared to the fiscal year ended October 31, 2009 primarily because of the lower effective interest rates during fiscal year 2010 compared to fiscal year 2009, partially offset by the impact of higher average cash balances.

Interest income decreased $4.5 million for the fiscal year ended October 31, 2009 compared to the fiscal year ended October 31, 2008. The decrease was because of the lower effective interest rates during the fiscal year ended October 31, 2009 partially offset by the impact of higher average cash balances.

Other Income (Expense), net

Other income (expense), net decreased $2.8 million during the fiscal year ended October 31, 2010 compared to the fiscal year ended October 31, 2009 primarily due to the non-recurrence of a $7.5 million gain on extinguishment of debt (subsequent to the adoption of ASC 470-20) recorded during the second quarter of fiscal year 2009 and a $0.9 million reversal of previously accrued non-deductible penalty and interest charges after we received an Israeli tax refund in the first quarter of fiscal year 2009. We also recorded a $1.9 million loss on equity investment in fiscal year 2010 as a result of the Semtek acquisition. The loss represented the difference between the current fair value of our initial investment in Semtek and the cost of such investment. These decreases were partially offset by a $6.6 million gain on the reversal of Lipman pre-acquisition contingency accruals as a result of settlement of disputed payables and expiration of the statute of limitations on certain tax contingencies and $1.9 million of gain as a result of the release of sales tax and stamp duty accruals following the resolution of the underlying matters during the fiscal year ended October 31, 2010.

Other income (expense), net increased $18.9 million during the fiscal year ended October 31, 2009 compared to the fiscal year ended October 31, 2008 mainly due to a $7.5 million gain on extinguishment of debt (subsequent to the adoption of ASC 470-20) and a $9.3 million reduction in foreign exchange losses. In April 2009, we repurchased and extinguished $33.5 million par value of our outstanding 1.375% Convertible Notes for $19.8 million, excluding accrued interest paid. As a result, we realized a $13.1 million gain on these transactions, net of a $0.6 million write-off of related deferred debt issuance costs. In accordance with the provisions of ASC 470-20, we recorded a revised gain of approximately $7.5 million. The reduction in foreign exchange losses was primarily attributable to the non-recurrence of a $5.1 million foreign exchange loss recorded in fiscal year 2008 as a result of an un-hedged Israeli tax accrual and improved effectiveness of our foreign currency hedging programs in fiscal year 2009.

Provision for Income Taxes

We recorded an income tax benefit of $20.6 million and an income tax provision of $9.2 million for the fiscal years ended October 31, 2010 and 2009, respectively. The income tax benefit recorded for the fiscal year ended October 31, 2010 was primarily attributable to the recognition of a worthless stock deduction.

We determined that one of our U.K. subsidiaries is insolvent on a fair market value basis and that it became worthless during the year resulting in a worthless stock deduction of $154.0 million for U.S. tax purposes. We intend to carry back the majority of the loss generated from this transaction to fiscal years 2005 and 2006 and seek to obtain a cash refund of approximately $20.0 million.

As of October 31, 2010, we remain in a net deferred tax liability position. The realization of our deferred tax assets depends primarily on our ability to generate sufficient U.S. and foreign taxable income in future periods. We have recorded a $6.0 million deferred tax asset in the United States which we believe is more likely than not to be realized. We have determined that it is not more likely than not that the remaining deferred tax assets in the United States and deferred taxes in certain foreign jurisdictions will be realized. We therefore continue to record a full valuation allowance against these assets as of October 31, 2010. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters as we reevaluate the underlying basis for our estimates of future domestic and certain foreign taxable income.

Tax loss carry forwards of $232.0 million are primarily related to tax losses in Ireland of $165.0 million, in the United States of $49.0 million, in the United Kingdom of $7.5 million, in Israel of $4.7 million, and various other non-U.S. countries of $5.8 million. Approximately $178.3 million of foreign tax losses may be carried forward indefinitely. The remaining balance of approximately $53.7 million of tax losses is subject to limited carry forward terms of 5 to 20 years.

We are currently under audit by the Internal Revenue Service (“IRS”) for our fiscal years 2003 and 2004 and additionally we have been notified they will audit fiscal year 2006. The fiscal years 2003 and 2004 examination was concluded during the year with some unagreed issues which we have formally protested and the case is now at appeals. We believe we will be successful in resolving the unagreed issues at the appeals level. The significant unagreed items relate to inventory where the IRS has proposed an adjustment to reduce cost of goods sold. We believe their rationale to adjust the cost of goods sold is without merit. Although we believe we have correctly provided income taxes for the years subject to audit, the IRS proposed adjustments, which if not resolved in our favor, could result in a significant impact on our provision for income taxes. Some of our foreign subsidiaries are also under audit namely Israel for calendar years 2006 to 2008, Mexico for calendar year 2007 and India for calendar years 2005 to 2009. With few exceptions, we are no longer subject to tax examination for periods prior to 2003.

We revised the terms and conditions of the Singapore Pioneer Tax Holiday for fiscal years 2006 through 2011. We expect to maintain our Pioneer status tax rate of 0% in Singapore through the holiday period. The tax benefit of the tax holiday for the years ended October 31, 2010, 2009 and 2008 was $8.3 million ($0.10 per diluted share), $4.2 million ($0.05 per diluted share) and $1.2 million ($0.01 per diluted share), respectively.

Effective November 1, 2007, we adopted ASC 740 -10 Accounting for Uncertainty in Income Taxes. We have recorded our ASC 740 liability as a long-term liability as we do not expect significant payments to occur over the next 12 months. Our existing tax positions will continue to generate an increase in liabilities for uncertain tax benefits. We will continue to recognize interest and penalties related to income tax matters in income tax expense. The amount of unrecognized tax benefits could be reduced upon closure of tax examinations or if the statute of limitations on certain tax filings expires without assessment from the tax authorities. We believe that it is reasonably possible that there could be a reduction in unrecognized tax benefits due to statute of limitation expirations in multiple tax jurisdictions during the next 12 months of zero to $5 million. Interest and penalties accrued on these uncertain tax positions will also be released upon the expiration of the applicable statutes of limitations.

Segment Information

We operate in two business segments: North America and International. We define North America as the United States of America and Canada, and International as the other countries from which we derive revenues.

Net revenues and operating income (loss) of each business segment reflect net revenues generated within the segment, supply chain standard inventory cost of System Solutions net revenues, actual cost of Services net revenues, and expenses that directly benefit only that segment, including distribution center costs, royalty and warranty expense. Corporate net revenues and operating income (loss) reflect acquisition charges, including amortization of purchased intangible assets, fair value adjustments relating to certain contracts acquired as part of an acquisition, step-down in deferred revenue, impairment and other Corporate charges, including inventory obsolescence and scrap, rework, specific warranty provisions, non-standard freight and over-and-under absorption of materials management overhead.

The following table sets forth net revenues and operating income (loss) for our segments (in thousands):

	Fiscal Year Ended October 31,
	2010	Change	% Change	2009	Change	% Change	2008
Net revenues:
International	$560,664	$58,994	11.8%	$501,670	$(62,789)	-11.1%	$564,459
North America	441,173	97,727	28.5%	343,446	(15,690)	-4.4%	359,136
Corporate	(300)	102	nm	(402)	1,262	nm	(1,664)

Total net revenues	$1,001,537	$156,823	18.6%	$844,714	$(77,217)	-8.4%	$921,931

Operating income (loss):
International	$136,881	$19,999	17.1%	$116,882	$6,800	6.2%	$110,082
North America	143,937	26,969	23.1%	116,968	(1,548)	-1.3%	118,516
Corporate	(178,394)	184,421	50.8%	(362,816)	181,607	33.4%	(544,423)

Total operating income (loss)	$102,424	$231,390	nm	$(128,966)	$186,859	59.2%	$(315,825)

nm- not meaningful

International Segment

International total net revenues increased $59.0 million, or 11.8%, for the fiscal year ended October 31, 2010 as compared to the fiscal year ended October 31, 2009, due to a $49.9 million increase in System Solutions net revenues and a $9.1 million increase in Services net revenues. See discussion under Results of Operations —Net Revenues.

For the fiscal year ended October 31, 2010, International operating income increased $20.0 million, or 17.1% million compared to the fiscal year ended October 31, 2009 primarily due to increases in gross margin partially offset by an increase in operating expenses.

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

North America Segment

North America total net revenues increased $97.7 million, or 28.5%, for the year ended October 31, 2010 compared to the fiscal year ended October 31, 2009 due to a $51.4 million increase in System Solutions net revenues and a $46.3 million increase in Services net revenues. See Results of Operations — Net Revenues.

North America operating income increased $27.0 million, or 23.1%, for the fiscal year ended October 31, 2010 compared to the fiscal year ended October 31, 2009 mainly due to an increase in gross margin partially offset by an increase in operating expenses.

North America total net revenues decreased $15.7 million, or 4.4%, for the fiscal year ended October 31, 2009 as compared to the fiscal year ended October 31, 2008 primarily due to a $12.0 million decrease in Systems Solutions net revenues and a $3.7 million decrease in Services net revenues. See Results of Operations — Net Revenues.

North America operating income decreased $1.5 million, or 1.3%, for the year ended October 31, 2009 compared to the fiscal year ended October 31, 2008 mainly due to a decline in gross margin primarily attributable to the decrease in total revenues and a decline in gross margin percentage. The decrease in gross margin was partially offset by a decrease in operating expenses.

Corporate Segment

Corporate operating loss decreased $184.4 million or 50.8% for the year ended October 31, 2010 compared to the year ended October 31, 2009. This decrease was primarily due to the non-recurrence of the following charges incurred during the fiscal year ended October 31, 2009: a $175.5 million goodwill impairment charge; $2.1 million of remediation related expenses following the independent investigation and the restatement of our 2007 interim financial results; and $1.0 million in litigation and legal settlement fees. For the fiscal year ended October 31, 2010 compared to the fiscal year ended October 31, 2009, our Corporate costs were also impacted by a $15.8 million decrease in provision for excess and obsolete inventory and scrap charges, a $5.0 million decrease in restructuring charges, a $5.4 million reduction in manufacturing operating expenses due to the outsourcing of our Israeli manufacturing operations to a third party, and a $4.9 million reduction in total amortization of purchased intangible assets. Additionally, a $1.9 million reduction in tax accounting professional services due to more tax functions handled by in-house personnel and a $1.8 million decrease in stock-based compensation expense primarily as a result of the voluntary surrender of certain option grants by an executive also contributed to the reduction in Corporate costs in fiscal year 2010 compared to fiscal year 2009. These decreases were partially offset by a non recurrence of a $7.2 million reversal of the Lipman pre-acquisition contingency accrual for the Brazilian importation tax assessment recorded in the three months ended July 31, 2009, a $16.7 million increase in general operating expenses such as personnel costs, travel and operation supplies, and a $3.9 million increase in freight and duties due to the overall increase in sales volume and fuel costs.

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

Liquidity and Capital Resources

	Fiscal Year Ended October 31,
	2010	2009	2008
	(In thousands)
Net cash provided by (used in):
Operating activities	$156,026	$202,609	$(8,628)
Investing activities	(25,099)	(15,995)	(37,804)
Financing activities	(10,382)	(24,552)	(2,245)
Effect of foreign currency exchange rate changes on cash	(404)	5,774	(9,164)

Net increase (decrease) in cash and cash equivalents	$120,141	$167,836	$(57,841)

Our primary liquidity and capital resource needs are to service our debt, finance working capital, and to make capital expenditures and investments. At October 31, 2010, our primary sources of liquidity were cash and cash equivalents of $445.1 million and $25.0 million was available to us under our revolving credit facility. Cash and cash equivalents included $285.9 million held by our foreign subsidiaries as of October 31, 2010 and if we decide to distribute or use such cash and cash equivalents outside those foreign jurisdictions, including a distribution to the United States, we may be subject to additional taxes or costs.

During fiscal years 2010 and 2009, we repurchased $5.5 million and $33.5 million principal of our 1.375% Convertible Notes, respectively, in open market transactions. We may also in the future execute further voluntary repurchases of our 1.375% Convertible Notes if the market conditions are favorable, we have funds available to execute such repurchases and the financial covenants under our Credit Facility allow us to do so.

Our future capital requirements may vary significantly from prior periods as well as from those currently planned. These requirements will depend on a number of factors, including operating factors such as our terms and payment experience with customers and investments we may make in product or market development. As noted above, we may also in the future execute further voluntary repurchases of our convertible debt. Finally, our capital needs may be significantly affected by any acquisition we may make in the future because of any cash consideration in the purchase price, transaction costs and restructuring costs. Based upon our current level of operations, we believe that we have the financial resources to meet our business requirements for the next year, including capital expenditures, working capital requirements, future strategic investments, and to comply with our financial covenants.

Operating Activities

Net cash flow from operating activities was $156.0 million for the fiscal year ended October 31, 2010.

Cash provided by operations before changes in working capital amounted to $158.7 million for the fiscal year ended October 31, 2010 and consisted of $98.8 million of net income adjusted for $59.9 million of non-cash items consisting primarily of depreciation and amortization, stock-based compensation expense, non-cash interest expense, deferred income taxes and gain on reversal of a Lipman pre-acquisition contingency.

Changes in working capital resulted in a $2.7million decrease in cash and cash equivalents during the fiscal year ended October 31, 2010. The main drivers of this decrease were as follows:

•	A $14.4 million increase in inventories primarily due to continued revenue growth and expanding customer demand.

•

A $27.3 million increase in prepaid and other assets mainly due to a $10.4 million increase in prepayments for consigned inventory and a $13.6 million increase in prepaid income taxes largely due to a worthless stock deduction for a U.K. subsidiary.

•	A $14.1 million decrease in accounts payable, accrued expenses and other liabilities mainly due to the timing of inventory purchases and payments.

•	A $2.1 million decrease in income taxes payable.

The decrease was partially offset by:

•

A $37.4 million decrease in accounts receivable mainly due to the timing of billings and strong cash collections. Relative to the last quarter of fiscal year 2009, we had a higher proportion of shipments in the early part of the fiscal quarter ended October 31, 2010 which enabled us to collect more of our accounts receivable within the same quarter.

•	A $12.5 million increase in deferred revenues primarily as a result of an increase in revenue deferred for cash customers and increased sales of extended warranty.

•	A $6.2 million increase in accrued compensation primarily due to an increase in accrued performance-based bonuses for executives and employees as a result of improved business performance.

Cash flow from operating activities was $202.6 million for the fiscal year ended October 31, 2009. Cash provided by operations before changes in working capital amounted to $101.0 million for the fiscal year ended October 31, 2009 and consisted of a $157.5 million net loss adjusted for $258.5 million of non-cash items.

Changes in working capital resulted in a $101.6 million increase in cash and cash equivalents during the year ended October 31, 2009 primarily driven by a $72.5 million decrease in inventories due to decreased sale volume and improvements in inventory management, $24.1 million decrease in prepaid expense and other assets mainly to due to the timing of taxes and expense payments and a $13.0 million decrease in accounts receivable as a result of the timing of billing and cash collection. These increases were partially offset by a $16.7 million decrease in accounts payable and accrued expenses largely attributable to a $14.4 million net reduction in accrued Brazilian tax liabilities as a result of the dismissal of one of the assessments.

Investing Activities

Net cash used in investing activities was $25.1 million in the fiscal year ended October 31, 2010, and primarily consisted of $10.1 million for business acquisitions net of cash acquired, $8.6 million for purchases of machinery and computer equipment, $5.0 million for the equity investment in Trunkbow, and $3.0 million for capitalized software development costs, partially offset by $1.6 million of proceeds from the disposal of furniture and fixtures, machinery and computer equipment.

Net cash used in investing activities was $16.0 million in the fiscal year ended October 31, 2009, and primarily consisted of $9.7 million in purchases of machinery and equipment and leasehold improvement, $2.3 million used in capitalized software development costs and $2.7 million related to an equity investment in the fourth quarter of fiscal year 2009.

Financing Activities

Net cash used in financing activities was $10.4 million in the fiscal year ended October 31, 2010 primarily consisting of $14.6 million of repayments of debt and banker’s acceptances, and $11.7 million for the acquisition of the remaining noncontrolling interest of VeriFone Transportation Systems (“VTS”), partially offset by $12.8 million of proceeds from the exercise of stock options under our employee equity incentive plans and $3.6 million of proceeds from advances against banker’s acceptances. We used $14.6 million for repayments of debt, which primarily consisted of $4.8 million to voluntarily repurchase a portion of our outstanding 1.375% Senior Convertible Notes, $5.0 million of Term B loan repayments and $3.6 million for the repayment of advances against banker’s acceptances.

The $24.6 million of cash used in financing activities in the fiscal year ended October 31, 2009 primarily consisted of a $33.8 million repayment of debt and advances against banker’s acceptances partially offset by $8.6 million of proceeds from advances against bankers acceptances. The $33.8 million repayment of debt primarily consisted of $19.8 million used to voluntarily repurchase a portion of our outstanding 1.375% Convertible Notes, $5.0 million of Term B loan repayments and $8.6 million of repayments of advances against banker’s acceptances.

Secured Credit Facility

On October 31, 2006, our principal subsidiary, VeriFone Inc., entered into a credit agreement (the “Credit Facility”) consisting of a Term B Loan facility of $500.0 million and a revolving loan permitting borrowings of up to $40.0 million. The proceeds from the Term B loan were used to repay all outstanding amounts relating to a previous credit facility, pay certain transaction costs, and partially fund the cash consideration in connection with the acquisition of Lipman on November 1, 2006. As of October 31, 2008, we repaid $268.7 million in aggregate of the outstanding loan. We repaid $5.0 million in each of the fiscal years ended October 31, 2010 and 2009, leaving a Term B Loan balance of $221.3 million at October 31, 2010. As of October 31, 2010 and 2009, there were no outstanding balances on the revolving loan.

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

Lehman Commercial Paper, Inc. (“Lehman CP”), a lender in the revolving loan, declared bankruptcy in October 2008. Under the terms of the Credit Facility, we declared Lehman CP a defaulting lender and removed Lehman CP as a lender in the revolving loan. Therefore, as of October 31, 2010 and October 31, 2009, $25.0 million was available to us under the revolving loan. We do not expect to obtain a replacement lender for Lehman CP under the revolving loan.

We pay a commitment fee on the unused portion of the revolving loan credit facility at a rate that varies depending upon our consolidated total leverage ratio. We pay a commitment fee at a rate of 0.425% per annum as of October 31, 2010 and 2009.

At our option, the Term B loan and the revolving loan can bear interest at the “Base Rate” or “Eurodollar Rate”. Base Rate loans bear interest at a per annum rate equal to a margin over the greater of the Federal Funds rate plus 0.50% or the JP Morgan prime rate. For the Base Rate Term B loan, the margin was 1.75% as of October 31, 2010 and 2009. For the Base Rate revolving loan, the margin varies depending upon our consolidated leverage ratio and was 1.00% as of October 31, 2010 and 2009.

Eurodollar Rate loans bear interest at a margin over the one-, two-, three- or six-month LIBOR rate. The margin for the Eurodollar Rate Term B loan was 2.75% as of October 31, 2010 and 2009. The margin for the Eurodollar Rate revolving loan varies depending upon our consolidated leverage ratio and was 2.00% as of October 31, 2010 and 2009.

As of October 31, 2010, the Term B loan bore interest at 2.75% over the one-month LIBOR rate of 0.26% for a total of 3.01%. As of October 31, 2009, the Term B loan bore interest at 2.75% over the one-month LIBOR rate of 0.25% for a total of 3.00%.

We have repaid $278.7 million principal of our Term B loan through October 31, 2010. As of October 31, 2010 and 2009, the outstanding balance on the Term B loan was $221.3 million and $226.3 million, respectively.

As of October 31, 2010, the revolving loan credit facility bore interest at 2.00% over the one-month LIBOR rate of 0.26% for a total of 2.26%. As of October 31, 2009, the revolving loan credit facility bore interest at 2.00% over the one-month LIBOR rate of 0.25% for a total of 2.25%. As of October 31, 2010 and 2009, no amounts were outstanding under the revolving loan.

The terms of the Credit Facility require us to comply with financial covenants, including maintaining leverage and fixed charge coverage ratios at the end of each fiscal quarter. As of October 31, 2010, we were required to maintain a total leverage ratio of not greater than 3.5 to 1.0 and a fixed charge coverage ratio of at least 2.0 to 1.0. Total leverage ratio is equal to total debt less cash as of the end of a reporting fiscal quarter divided by consolidated EBITDA, as adjusted, for the most recent four consecutive fiscal quarters. Fixed charge coverage ratio is, all for the most recent four consecutive fiscal quarters, the ratio of (a) consolidated EBITDA, as adjusted, less capital expenditures, as adjusted, and cash tax payments, over (b) the sum of cash interest expense and scheduled debt payments. Some of the financial covenants become more restrictive over the term of the Credit Facility. Noncompliance with any of the financial covenants without cure or waiver would constitute an event of default under the Credit Facility. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of repayment of the principal and interest outstanding and a termination of the loan. The Credit Facility also contains non-financial covenants that restrict some of our activities, including its ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures, and engage in specified transactions with affiliates. The terms of the Credit Facility permit prepayments of principal and require prepayments of principal upon the occurrence of certain events including among others, the receipt of proceeds from the sale of assets, the receipt of excess cash flow as defined, and the receipt of proceeds of certain debt issues. The Credit Facility also contains customary events of default, including defaults based on events of bankruptcy and insolvency; non-payment of principal, interest, or fees when due, subject to specified grace periods; breach of specified covenants; change in control; and material inaccuracy of representations and warranties. In addition, if our leverage exceeds a certain level set out in its Credit Facility, a portion of our excess cash flows must be used to pay down its outstanding debt. We were in compliance with its financial and non-financial covenants as of October 31, 2010 and 2009.

1.375% Senior Convertible Notes

On June 22, 2007, we issued and sold $316.2 million aggregate principal amount of 1.375% Senior Convertible Notes due in June 2012 in an offering through Lehman Brothers and JP Morgan Securities Inc. (together “initial purchasers”) to qualified institutional buyers pursuant to Section 4(2) and Rule 144A under the Securities Act. The net proceeds from the offering, after deducting transaction costs, were approximately $307.9 million. We incurred approximately $8.3 million of debt issuance costs. The transaction costs, consisting of the initial purchasers’ discounts and offering expenses, were primarily recorded in debt issuance costs, net and are being amortized to interest expense using the effective interest method over five years. We will pay 1.375% interest per annum on the principal amount of the Notes, payable semi-annually in arrears in cash on June 15 and December 15 of each year, commencing on December 15, 2007, subject to increase in certain circumstances as described below.

As discussed in Note 4. Accounting Changes — Convertible Debt Instruments, we separately account for the liability and equity components of the Notes.

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

As of October 31, 2010 and 2009, the remaining par values of the Notes were $277.3 million and $282.7 million, respectively.

The Notes were issued under the Indenture between VeriFone and U.S. Bank National Association, as trustee. Each $1,000 of principal of the Notes are initially convertible into 22.719 shares of VeriFone common stock, which is equivalent to a conversion price of approximately $44.02 per share, subject to adjustment upon the occurrence of specified events. Holders of the Notes may convert their Notes prior to maturity during specified periods as follows: (1) on any date during any fiscal quarter beginning after October 31, 2007 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (2) at any time on or after March 15, 2012; (3) if we distribute, to all holders of its common stock, rights or warrants (other than pursuant to a rights plan) entitling them to purchase, for a period of 45 calendar days or less, shares of our common stock at a price less than the average closing sale price for the ten trading days preceding the declaration date for such distribution; (4) if we distribute, to all holders of its common stock, cash or other assets, debt securities, or rights to purchase our securities (other than pursuant to a rights plan), which distribution has a per share value exceeding 10% of the closing sale price of our common stock on the trading day preceding the declaration date for such distribution; (5) during a specified period if certain types of fundamental changes occur; or (6) during the five business-day period following any five consecutive trading-day period in which the trading price for the Notes was less than 98% of the average of the closing sale price of our common stock for each day during such five trading-day period multiplied by the then current conversion rate. Upon conversion, we would pay the holder the cash value of the applicable number of shares of our common stock, up to the principal amount of the note. Amounts in excess of the principal amount, if any, will be paid in stock.

As of October 31, 2010, none of the conditions allowing holders of the Notes to convert had been met. If a fundamental change, as defined in the Indenture, occurs prior to the maturity date, holders of the Notes may require us to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest (including additional interest, if any) up to, but excluding, the repurchase date.

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

In connection with the offering of the Notes, we entered into note hedge transactions with affiliates of the initial purchasers (the “counterparties”), consisting of Lehman Brothers OTC Derivatives (“Lehman Derivatives”) and JPMorgan Chase Bank, National Association, London Branch. These note hedge transactions serve to reduce the potential dilution upon conversion of the outstanding Notes in the event that the volume weighted average price of our common stock on each trading day of the relevant conversion period or other relevant valuation period for the Notes is greater than $44.02. The cost of the note hedge transactions was approximately $80.2 million. The note hedge transactions are set to expire on the earlier of the last day on which any Notes remain outstanding and June 14, 2012. The filing by Lehman Brothers of a voluntary Chapter 11 bankruptcy petition in September 2008 constituted an “event of default” under the note hedge transaction with Lehman Derivatives and the related guaranty by Lehman Brothers, giving us the immediate right to terminate the note hedge transaction and entitling us to claim reimbursement for the loss incurred in terminating and closing out the transaction. Lehman Derivatives and Lehman Brothers’ ability to perform their obligations under the note hedge transaction is unclear. To date we have not recovered any amounts or reimbursement related to the note hedge transactions with Lehman Derivatives and there can be no assurance we will ever receive any amounts, reimbursement or recovery related to the obligations of Lehman Derivatives and Lehman Brothers with respect to this note hedge transaction.

Excluding the note hedge transaction with Lehman Derivatives and net of the extinguishment of a portion of our outstanding Notes through repurchases as described above, as of October 31, 2010, we held note hedge transactions that reduce the potential dilution by one half upon conversion of the outstanding Notes in the event that the volume weighted average price of our common stock on each trading day of the relevant conversion period or other relevant valuation period for the Notes is greater than $44.02. In addition, we sold warrants to the counterparties whereby they have the option to purchase up to approximately 7.2 million shares of VeriFone common stock at a price of $62.356 per share. We received approximately $31.2 million in cash proceeds from the sale of these warrants. The warrants expire in equal amounts on each trading day from December 19, 2013 to February 3, 2014.

The cost incurred in connection with the note hedge transactions and the proceeds from the sale of the warrants, are included as a net reduction in additional paid-in capital in the accompanying Consolidated Balance Sheets as of October 31, 2010 and 2009, in accordance with the guidance in ASC 815-40 Derivatives and Hedging-Contracts in Entity’s Own Equity.

Contractual Commitments

The following table summarizes our contractual obligations as of October 31, 2010 (in thousands):

	For the Fiscal Years Ending October 31,						Total
	2011	2012	2013	2014	2015	Thereafter
Term B Loan (including interest) (1)	$11,682	$11,547	$217,627	$—	$—	$—	$240,856
Senior convertible notes (including interest)	3,812	281,062	—	—	—	—	284,874
Capital lease obligations and other loans	281	522	—	—	—	—	803
Operating leases	34,951	17,092	7,257	3,825	2,986	2,099	68,210
Minimum purchase obligations	54,512	9,089	—	—	—	—	63,601

	$105,238	$319,312	$224,884	$3,825	$2,986	$2,099	$658,344

(1)	Interest in the above table has been calculated using the rate in effect at October 31, 2010.

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

Manufacturing Agreements

We work on a purchase order basis with third-party contract manufacturers with facilities in China, Singapore, Israel and Brazil, and component suppliers located throughout the world to supply nearly all of our finished goods inventories, spare parts, and accessories. We generally provide each such supplier with a purchase order to cover the manufacturing requirements, which constitutes a binding commitment by us to purchase materials and finished goods produced by the manufacturer as specified in the purchase order. These purchase orders are generally considered to be non-cancellable and are generally paid within one year of the issuance date. As of October 31, 2010, the amount of purchase commitments issued to contract manufacturers and component suppliers totaled approximately $63.6 million. Of this amount, $8.1 million has been recorded in Other Current Liabilities in the accompanying Consolidated Balance Sheets because these commitments are not expected to have future value to us.

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

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K, consist of foreign exchange forward contracts described under Item 7A. Quantitative and Qualitative Disclosures about Market Risk below.

Effects of Inflation

Our monetary assets, consisting primarily of cash, cash equivalents, and receivables, are not affected by inflation because they are short-term. Our non-monetary assets, consisting primarily of inventory, intangible assets, goodwill, and prepaid expenses and other assets, are not affected significantly by inflation. We believe that replacement costs of equipment, furniture, and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our cost of goods sold and expenses, such as those for employee compensation, which may not be readily recoverable in the price of system solutions and services offered by us.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. We believe the following critical accounting policies include our more significant estimates and assumptions used in the preparation of our consolidated financial statements. Our significant accounting policies are described in Note 1. Principles of Consolidation and Summary of Significant Accounting Policies to the Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data of this Annual Report on Form 10-K.

Revenue Recognition

Our sources of revenue include (1) products, which includes the sale of electronic payment systems with incidental software; (2) services, which includes installation, training, consulting, customer support, extended warranty and product maintenance; (3) software, which includes mobile payments, software to manage electronic payment solutions and encryption; and (4) media solutions, which includes selling advertising (or “placement”) in and on taxis.

We recognize revenue related to product sales when title and risk of loss have passed to the customer and all of the following criteria are met: (i) there is persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collection is reasonably assured.

Net revenues from services such as customer support are initially deferred and then recognized on a straight-line basis over the term of the contract. Net revenues from services such as installations, equipment repairs, refurbishment arrangements, training, and consulting are recognized as the services are rendered.

In the fourth quarter of fiscal 2010, we early adopted the provisions of Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements (ASU 2009-13) and Accounting Standards Update 2009-14, Software (Topic 985) — Certain Revenue Arrangements that Include Software Elements (ASU 2009-14). ASU 2009-13 amended existing accounting guidance for revenue recognition for multiple-element arrangements. Key provisions are as follows:

•

To the extent a deliverable within a multiple-element arrangement is not accounted for pursuant to other accounting standards, including ASC 985-605, Software-Revenue Recognition, ASU 2009-13 establishes a certain selling price hierarchy. This hierarchy allows for the use of an estimated selling price (“ESP”) to determine the allocation of arrangement consideration to a deliverable in a multiple element arrangement where neither Vendor Specific Objective Evidence (“VSOE”) nor third-party evidence (“TPE”) is available for that deliverable.

•

ASU 2009-13 requires the allocation of arrangement consideration among the separate units of accounting based on their relative selling prices. The selling price for each unit of accounting is determined using either VSOE of selling price, TPE of selling price, or the vendor’s best estimate of ESP for that deliverable. The use of the residual method is prohibited.

•

ASU 2009-14 modifies the scope of ASC 985-605 to exclude tangible products which contain software components and non-software components that function together to deliver the product’s essential functionality.

•

ASU 2009-14 also provides guidance on how to allocate arrangement consideration to non-software and software deliverables in an arrangement whereby the vendor sells tangible products containing software components that are essential in delivering the tangible product’s functionality.

The adoption of ASU 2009-13 guidance does not generally change the units of accounting for our revenue transactions. Most of our product and service offerings qualify as separate units of accounting. We recognize revenue related to product sales when title and risk of loss have passed to our customers and all of the following criteria are met: (i) there is persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collection is reasonably assured.

As a result of our early adoption of ASU 2009-13 and ASU 2009-14, we applied the provisions of these accounting standards updates on a prospective basis to all revenue arrangements entered into or materially modified since the beginning of our fiscal year 2010. The impact of our adoption of ASU 2009-13 and ASU 2009-14 was not material to our results of operations for fiscal year 2010.

At the inception of an agreement, we determine whether an arrangement includes multiple deliverables and if so, allocate the arrangement consideration to each deliverable qualifying as a separate unit of accounting in an arrangement based on its relative selling price. We determine the selling price using vendor specific objective evidence (“VSOE”), if it exists, and otherwise TPE. If neither VSOE nor TPE of selling price exists for a unit of accounting, we use ESP.

Our determination of ESP involves a weighting of several factors based on the specific facts and circumstances of the arrangement. Specifically, we will consider the cost to produce the deliverable, the anticipated margin on that deliverable, the economic conditions and trends, the selling price and profit margin for similar parts and our ongoing pricing strategy and policies.

Prior to the adoption of ASU 2009-13 and ASU 2009-14. Net revenues from System Solutions were recognized upon shipment, delivery, or customer acceptance of the product as required pursuant to the customer arrangement. Net revenues from services such as customer support are initially deferred and then recognized on a straight-line basis over the term of the contract. Net revenues from services such as installations, equipment repairs, refurbishment arrangements, training, and consulting were recognized as the services were rendered. For arrangements with multiple elements, we allocated net revenues to each element using the residual method based on objective and reliable evidence of the fair value of the undelivered elements. We deferred the portion of the arrangement fee equal to the objective evidence of fair value of the undelivered elements until they are delivered.

While the majority of our sales transactions contain standard business terms and conditions, there are some transactions that contain non-standard business terms and conditions. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting including: (1) whether an arrangement exists and what is included in the arrangement; (2) how the arrangement consideration should be allocated among the deliverables if there are multiple deliverables; (3) when to recognize net revenues on the deliverables; and (4) whether undelivered elements are essential to the functionality of delivered elements. In addition, our revenue recognition policy requires an assessment as to whether collection is probable, which inherently requires us to evaluate the creditworthiness of our customers. Changes in judgments on these assumptions and estimates could materially impact the timing of revenue recognition.

We also enter into multiple-element arrangements that may include a combination of our various software related and non-software related products and services offerings including electronic payment systems, electronic payment systems support, new software licenses, software license updates and product support and consulting, In such arrangements, we first allocate the total arrangement consideration between the software group of elements as a whole and the non-software elements based on their relative selling prices. We then further allocate consideration within the software group to the respective elements within that group following the guidance in ASC 985-605 and our policies described above. After the arrangement consideration has been allocated to the elements, we account for each respective element in the arrangement as described in this footnote. In addition, distributors and resell partners purchase products or services on a stand-alone basis for the purpose of stocking for resale to an end-user. We do not consider such transactions to be multiple-element arrangement.

To a limited extent, we also enter into software development contracts with our customers that we recognize as net revenues on a completed contract basis. As a result, estimates of whether the contract is going to be profitable are necessary since we are required to record a provision for such loss in the period when the loss is first identified.

Inventory Valuation and Liability for Purchase Commitments with Contract Manufacturers and Suppliers

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

From time to time we encounter situations where our costs of warranty on a product vary significantly from expectations due to factors including defective parts, defective workmanship, or other unanticipated environmental or usage patterns. When encountered, a specific reserve is established for these atypical situations on a case by case basis and best available estimates are used to quantify the potential exposure.

General Revenue Reserve and Allowance for Doubtful Accounts

General revenue reserve represents an estimate of future revenue adjustments related to current period net revenues based upon historical experience. Material revenue adjustments may result in changes to the amount and timing of our net revenues for any period.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to pay their invoices to us in full. We regularly review the adequacy of our allowance for doubtful accounts after considering the size of the accounts receivable balance, each customer’s expected ability to pay, aging of accounts receivable balances, and our collection history with each customer. We make estimates and judgments about the inability of customers to pay the amounts they owe us which could change significantly if their financial condition changes or the economy in general deteriorates.

Goodwill

Our review for potential indicators of impairment performed during the fiscal year ended October 31, 2010 did not result in any indicators of impairment of goodwill. We performed our annual impairment test of goodwill as of August 1, 2010 in accordance with ASC 350 Intangibles — Goodwill and Other which did not result in an impairment of goodwill.

Subsequent to the annual impairment test as of August 1, 2008, in light of our disappointing operating results for the fourth quarter of fiscal year 2008 due to severe macroeconomic conditions caused by the illiquidity of the credit markets, difficulties in the banking and financial services sectors, falling consumer confidence and rising unemployment rates, we reduced our projected future cash flows significantly. This resulted in an indicator of possible impairment of goodwill and long-lived assets as defined under ASC 350 and ASC 360, requiring us to perform an impairment test as of October 15, 2008. During November 2008, the macroeconomic environment worldwide continued to weaken. This was caused by the illiquidity of the credit markets, difficulties in the banking and financial services sectors, falling consumer confidence and rising unemployment rates. Our stock price and market capitalization declined significantly which was considered an indicator of possible impairment of goodwill and long-lived assets triggering the necessity of an additional impairment test as of December 1, 2008 (our first fiscal quarter of fiscal year 2009).

When performing our impairment tests, we: (1) allocated goodwill to our various reporting units to which the acquired goodwill relates; (2) estimated the fair value of our reporting units; and (3) determined the carrying value (i.e. book value) of those reporting units, as some of the assets and liabilities related to those reporting units are not held by those reporting units but at the general corporate level.

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

During fiscal year 2008 and the first half of fiscal year 2009, due to the weakening of the macroeconomic environment primarily driven by the illiquidity of the credit markets, difficulties in the banking and financial services sectors, falling consumer confidence, and rising unemployment rates, our stock price and market capitalization declined significantly. As a result, our estimated WACC increased from 19.4% for the goodwill impairment assessment in the fourth quarter of fiscal 2008 to 29.0% for our interim impairment assessment as of December 1, 2008.

As a result of the impairment tests described above, we recorded impairment charges of $262.5 million for goodwill in the fourth quarter of fiscal year 2008 for the EMEA reporting unit. During the first quarter of fiscal year 2009, we concluded that the carrying amount of the North America and Asia reporting units exceeded their implied fair values and recorded an estimated impairment charge of $178.2 million. We finalized the goodwill evaluation process and recorded a $2.7 million reduction of impairment charge during the second quarter of fiscal year 2009. The final impairment charge was $175.5 million. The net carrying value of goodwill in North America and International segments was reduced by $65.6 million and $109.9 million, respectively. See Note 2. Goodwill and Purchased Intangible Assets for additional information.

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

Stock-Based Compensation

We account for stock-based employee compensation plans under the fair value recognition and measurement provisions of ASC 718 (formerly SFAS No. 123(R), Share-Based Payment), and recognize compensation over the requisite service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. In valuing stock-based awards, significant judgment is required in determining the expected volatility and the expected term individuals will hold their stock-based awards prior to exercising. Expected volatility of the stock is based on a blend of our peer group in the industry in which we do business, implied volatility of our options and the historical volatility of our own stock. The expected term of options granted is derived from the historical actual term of option grants and an estimate of future exercises during the remaining contractual period of the option. In the future, our expected volatility and expected term may change which could substantially change the grant-date fair value of future awards of stock options and ultimately the expense we record.

Business Combinations

We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed, as well as in process research and development, or IPR&D, based on their estimated fair values. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. The significant purchased intangible assets recorded by us include customer relationship, developed and core technology and trade names.

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

We have placed a valuation allowance on substantially all net U.S. deferred tax assets and certain non-U.S. deferred tax assets because realization of these tax benefits through future taxable income cannot be reasonably assured. We intend to maintain the valuation allowances until sufficient positive evidence exists to support the reversal of the valuation allowances. An increase in the valuation allowance would result in additional tax expense in such period. We make estimates and judgments about our future taxable income that are based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

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

We adopted ASC 740 -10 Accounting for Income Tax Uncertainties in the first quarter of fiscal year 2008. ASC 740-10 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. This standard also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. See Note 9. Income Taxes in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for further discussion.

As a result of the implementation of ASC 740-10, we recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We re-evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

Recent Accounting Pronouncements

Information with respect to our recent accounting pronouncements may be found in Note 1. Principles of Consolidation and Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, which section is incorporated herein by reference.

Recently Adopted Accounting Standards

Information with respect to our recently adopted accounting standards may be found in Note 1. Principles of Consolidation and Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, which section is incorporated herein by reference.

Selected Quarterly Results of Operations

The following selected quarterly data should be read in conjunction with the Consolidated Financial Statements and Notes and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K. This information has been derived from our unaudited consolidated financial statements that, in our opinion, reflect all recurring adjustments necessary to fairly present our financial information when read in conjunction with our Consolidated Financial Statements and Notes. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

Quarterly Consolidated Statements of Operations (Unaudited)

The table below sets forth selected unaudited financial data for each quarter for the last two fiscal years (in thousands, except for per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
Fiscal Year Ended October 31, 2010
Net revenues:
System Solutions	$188,014	$199,548	$213,091	$228,296
Services	35,386	41,164	48,364	47,674

Total net revenues	223,400	240,712	261,455	275,970
Cost of net revenues:
System Solutions	120,085	126,013	138,330	146,393
Services	21,409	25,489	27,630	25,876

Total cost of net revenues	141,494	151,502	165,960	172,269

Gross profit	81,906	89,210	95,495	103,701
Operating expenses:
Research and development	17,100	17,811	18,888	20,428
Sales and marketing	20,475	22,415	24,145	27,631
General and administrative	20,481	19,680	21,327	22,883
Amortization of purchased intangible assets	4,492	3,605	3,544	2,983

Total operating expenses	62,548	63,511	67,904	73,925

Operating income	19,358	25,699	27,591	29,776
Interest expense	(7,254)	(7,134)	(7,468)	(6,488)
Interest income	296	258	334	390
Other income (expense), net	(1,760)	982	1,478	2,187

Income before income taxes	10,640	19,805	21,935	25,865
Provision for (benefit from) income taxes	19	(420)	3,396	(23,577)

Net income	$10,621	$20,225	$18,539	$49,442

Basic net income per share	$0.13	$0.24	$0.22	$0.58

Diluted net income per share	$0.12	$0.23	$0.21	$0.55

(1)	We reduced our accrual related to claims against our Brazilian subsidiary (prior to our acquisition of that subsidiary from Lipman) by $7.7 million (13.1 million Brazilian reais) as a result of a settlement of disputed payables and expiration of the statute of limitations on certain tax contingencies. Of this amount, $6.6 million was reversed against other income (expense), net, and $1.1 million which consisted of accrued interest related to the claim was reversed against interest expense. In addition, we recorded an income tax benefit of $54.0 million in the fourth quarter ended October 31, 2010 primarily due to a worthless stock deduction. We determined that one of our U.K. Subsidiaries was insolvent on a fair market value basis and that it became worthless during the year resulting in a worthless stock deduction of $154 million for tax purposes.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended October 31, 2009 (1)
Net revenues:
System Solutions	$185,841	$173,580	$182,198	$186,031
Services	28,182	28,034	29,050	31,798

Total net revenues	214,023	201,614	211,248	217,829
Cost of net revenues:
System Solutions	128,111	121,841	123,032	123,475
Services	16,610	14,851	16,220	18,445

Total cost of net revenues	144,721	136,692	139,252	141,920

Gross profit	69,302	64,922	71,996	75,909
Operating expenses:
Research and development	17,872	15,024	15,554	16,698
Sales and marketing	19,407	17,215	17,079	19,843
General and administrative (4)	30,728	18,237	8,506	18,997
Impairment of goodwill (2)	178,257	(2,745)	—	—
Amortization of purchased intangible assets	5,871	4,827	4,835	4,890

Total operating expenses	252,135	52,558	45,974	60,428

Operating income (loss)	(182,833)	12,364	26,022	15,481
Interest expense (1) (4)	(8,997)	(7,793)	(2,427)	(7,259)
Interest income	647	369	259	242
Other income (expense), net (1) (3)	4,214	8,157	(4,686)	(1,969)

Income (loss) before income taxes (1)	(186,969)	13,097	19,168	6,495
Provision for (benefit from) income taxes (1)	(4,411)	2,382	2,621	8,654

Net income (loss) (1)	$(182,558)	$10,715	$16,547	$(2,159)

Basic net income (loss) per share (1)	$(2.16)	$0.13	$0.20	$(0.03)

Diluted net income (loss) per share (1)	$(2.16)	$0.13	$0.20	$(0.03)

(1)	Amounts for fiscal year 2009 have been adjusted to reflect the retroactive application of ASC 470-20. See Note 4. Accounting Changes — Convertible Debt Instruments.
(2)	During the first quarter of fiscal year 2009, we recorded $178.2 million in estimated goodwill impairment charges after we concluded that the carrying amount of the North America and Asia reporting units exceeded their implied fair values. We finalized the goodwill evaluation process and recorded a $2.7 million reduction of impairment charge during the second quarter of fiscal year 2009.
(3)	In the second quarter of fiscal year 2009, we repurchased and extinguished $33.5 million par value of our outstanding 1.375% Convertible Notes for $19.8 million, excluding accrued interest paid. As a result, we realized a $13.1 million gain on these transactions, net of a $0.6 million write-off of related deferred debt issuance costs. In accordance with the provisions of ASC 470-20, we recorded a revised gain of approximately $7.5 million.
(4)	In the third quarter of fiscal year 2009, we voluntarily reduced our accrual for Brazilian customs penalties by $14.9 million (28.2 million Brazilian reais) as a result of the dismissal of one of the assessments. Of this amount, $9.8 million was reversed against general and administrative expenses and $5.1 million was reversed against interest expense. This reduction was partially offset by the accrual for legal fees related to a contingency legal representation agreement entered into between one of our Brazilian subsidiaries (prior to our acquisition of that subsidiary from Lipman) and Brazilian counsel pursuant to which our Brazilian subsidiary has agreed to pay to Brazilian counsel legal fees in the amount of $2.8 million (5.0 million Brazilian reais) for achieving the successful dismissal of the assessment. These legal fees were accrued and included in general and administrative expenses in the third quarter of fiscal year 2009.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. To mitigate some of these risks, we utilize derivative financial instruments to hedge these exposures. We do not use derivative financial instruments for speculative or trading purposes. We do not anticipate any material changes in our primary market risk exposures in fiscal year 2011.

Interest Rate Risk

We are exposed to interest rate risk related to our borrowings under the credit agreement we entered into on October 31, 2006. These borrowings generally bear interest based upon the one or three-month LIBOR rate. As of October 31, 2010, a 50 basis point increase in interest rates on our borrowings subject to variable interest rate fluctuations would increase our interest expense by approximately $1.1 million annually. We generally invest most of our cash in overnight and short-term instruments, which would earn more interest income if market interest rates rise and less interest income if market interest rates fall.

Foreign Currency Transaction Risk

A majority of our sales are made to customers outside the United States. A substantial portion of the net revenues we generate from such sales is denominated in currencies other than the U.S. dollar. Additionally, portions of our cost of net revenues and other operating expenses are incurred by our international operations and are denominated in foreign currencies. For consolidated reporting, revenue and expenses denominated in non-U.S. currencies are translated to U.S. dollars at average currency exchange rates for the period (“P&L Exposures”). Thus, even if foreign currency results were stable, fluctuating currency rates produce volatile reported results. We have made limited efforts to mitigate P&L Exposures by hedging with currency derivatives. As of October 31, 2010, we have no foreign exchange forward contracts designated as a cash flow hedge pursuant to ASC 815. As of October 31, 2009, we had one foreign exchange forward contract in place to hedge, in effect, the gross margin of a significant sales agreement in Brazil. The contract, designated as a Cash Flow Hedge pursuant to ASC 815 had a notional amount of $1.9 million at October 31, 2009.

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

We have in the past run a hedging program to mitigate the risk of Balance Sheet Exposures by entering into foreign exchange forward contracts. The objective is to have gains or losses of the foreign exchange forward contracts largely offset the losses or gains of the Balance Sheet Exposures. The unrealized gains of foreign exchange forward contracts are included in Prepaid Expenses and Other Current Assets in the Consolidated Balance Sheets; the unrealized losses are included in Other Current Liabilities in the Consolidated Balance Sheets. The contracts are marked-to-market on a monthly basis with gains and losses included in Other Income (Expense), net in the Consolidated Statements of Operations. In some instances, we seek to hedge transactions that are expected to become Balance Sheet Exposures in the very short-term, generally within one month. We do not use foreign exchange forward contracts for speculative or trading purposes.

Our outstanding foreign exchange forward contracts as of October 31, 2010 are presented in the table below. All forward contracts are representative of the expected payments to be made under these instruments. The fair market value of the contracts represents the difference between the spot currency rate at October 31, 2010 and the contracted rate. All of these forward contracts mature within 35 days of October 31, 2010 (in thousands):

	Currency	Local Currency Contract Amount	Currency	Contracted Amount	Fair Market Value at October 31, 2010
Contracts to buy USD
Argentine peso	ARS	(10,000)	USD	2,507	$(5)
Brazilian real	BRL	(4,500)	USD	2,617	11
Canadian dollar	CAD	(6,300)	USD	6,132	31
Chinese yuan	CNY	(48,000)	USD	7,231	8
Euro	EUR	(20,400)	USD	28,206	89
Mexican peso	MXN	(25,000)	USD	2,000	(2)
Polish zloty	PLN	(11,000)	USD	3,185	(4)

					$128
Contracts to sell USD
Israeli shekel	ILS	7,000	USD	(1,920)	$––

					$128

As of October 31, 2010, our Balance Sheet Exposures amounted to $64.7 million and were partially offset by forward contracts with a notional amount of $54.3 million. Based on our net exposures as of October 31, 2010, a 10% movement of currency rate would result in a gain or loss of $1.0 million.

Hedging of our Balance Sheet Exposures may not always be effective to protect us against currency exchange rate fluctuations, particularly in the event of imprecise forecasts of non-U.S. denominated assets and liabilities. In addition, at times we have not fully hedged our Balance Sheet Exposures, leaving us at risk to foreign exchange gains and losses on the un-hedged amounts. Furthermore, historically we have not hedged our P&L Exposures. Accordingly, if there were an adverse movement in exchange rates, we might suffer significant losses. For instance, for the fiscal years ended October 31, 2010, 2009 and 2008, we recorded $2.8 million, $2.0 million and $11.3 million in net foreign exchange losses, respectively, despite our hedging activities.

Equity Price Risk

In June 2007, we sold $316.2 million aggregate principal amount of 1.375% Senior Convertible Notes due June 2012 (the “Notes”) which may be converted prior to maturity into cash and shares of our common stock upon the occurrence of certain events. In April 2009, we repurchased and extinguished $33.5 million par value of our outstanding Notes. In December 2009, we repurchased and extinguished an additional $5.5 million par value of our outstanding Notes. As of October 31, 2010, the remaining par value of the Notes was $277.2 million. The conversion price of the Notes at issuance was approximately $44.02 per share. Upon conversion, we would pay the holder the cash value of the applicable number of shares of our common stock, up to the principal amount of the Notes. Amounts in excess of the principal amount, if any, would be paid in our common stock. Concurrently with the issuance of the Notes, we entered into note hedge transactions to reduce the financial impact from the conversion of the Notes and to mitigate any negative effect such conversion may have on the price of our common stock. We entered into the note hedge transactions with Lehman Brothers OTC Derivatives (“Lehman Derivatives”) and JP Morgan Chase Bank National Association, London Branch that serve to reduce the potential dilution upon conversion of the outstanding Notes in the event that the volume weighted average price of our common stock on each trading day of the relevant conversion period or other relevant valuation period for the Notes is greater than $44.02. We also sold warrants to the same counterparties whereby they have the option to purchase 7.2 million shares of our common stock at a price of approximately $62.356 per share in equal share amounts on each trading day from December 19, 2013 to February 3, 2014.

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

Excluding the note hedge transaction with Lehman Derivatives and net of the extinguishment of a portion of our outstanding Notes through repurchases as described above, as of October 31, 2010, we held note hedge transactions that reduce the potential dilution by one half upon conversion of the outstanding Notes in the event that the volume weighted average price of our common stock on each trading day of the relevant conversion period or other relevant valuation period for the Notes is greater than $44.02. There is no impact if the share price of our common stock is below $44.02 upon conversion of the Notes. For every $1that the share price of our common stock exceeds $44.02, we expect to issue the equivalent of $3.2 million worth of shares of our common stock if all of the Notes are converted after taking into account the benefit of our note hedge transactions with JP Morgan. Because of the outstanding warrants to purchase approximately 7.2 million of our shares of common stock at approximately $62.356 per share, for every $1 that the share price of our common stock exceeds $62.356 in each of the 30 trading days from December 19, 2013 to February 3, 2014, we will be required to issue the equivalent of $240 thousand worth of shares of our common stock. Information on the share price of our common stock may be found under Part II Item 5 Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities in this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

VeriFone Systems, Inc.

We have audited the accompanying consolidated balance sheets of VeriFone Systems, Inc. and subsidiaries as of October 31, 2010 and 2009, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended October 31, 2010. These financial statements are the responsibility of VeriFone Systems, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VeriFone Systems, Inc. and subsidiaries at October 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1. and 4, VeriFone Systems, Inc. and subsidiaries changed its method of accounting for revenue recognition, its method of accounting for business combinations, its method of accounting for noncontrolling interests, and its method of accounting for convertible debt instruments effective November 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), VeriFone Systems, Inc. and subsidiaries’ internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 21, 2010 expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP

San Jose, California

December 21, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

VeriFone Systems, Inc.

We have audited VeriFone Systems, Inc. and subsidiaries’ internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). VeriFone Systems, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on VeriFone Systems Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, VeriFone Systems, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VeriFone Systems, Inc. and subsidiaries as of October 31, 2010 and 2009, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended October 31, 2010 and our report thereon dated December 21, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

December 21, 2010

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended October 31,
	2010	2009 (1)	2008 (1)
	(In thousands, except per share data)
Net revenues:
System Solutions	$828,949	$727,650	$807,465
Services	172,588	117,064	114,466

Total net revenues	1,001,537	844,714	921,931
Cost of net revenues:
System Solutions	530,821	496,459	556,042
Services	100,404	66,126	72,858

Total cost of net revenues	631,225	562,585	628,900

Gross profit	370,312	282,129	293,031
Operating expenses:
Research and development	74,227	65,148	75,622
Sales and marketing	94,666	73,544	91,457
General and administrative	84,371	76,468	126,625
Impairment of goodwill and purchased intangible assets	—	175,512	289,119
Amortization of purchased intangible assets	14,624	20,423	26,033

Total operating expenses	267,888	411,095	608,856

Operating income (loss)	102,424	(128,966)	(315,825)
Interest expense	(28,344)	(26,476)	(42,209)
Interest income	1,278	1,517	5,981
Other income (expense), net	2,887	5,716	(13,181)

Income (loss) before income taxes	78,245	(148,209)	(365,234)
Provision for (benefit from) income taxes	(20,582)	9,246	45,838

Net income (loss)	$98,827	$(157,455)	$(411,072)

Net income (loss) per share:
Basic	$1.16	$(1.86)	$(4.88)

Diluted	$1.13	$(1.86)	$(4.88)

Weighted average number of shares used in computing net income (loss) per share:
Basic	85,203	84,473	84,220

Diluted	87,785	84,473	84,220

(1)	Amounts for the fiscal years ended October 31, 2009 and 2008 have been adjusted to reflect the retroactive application of ASC 470-20. See Note 4. Accounting Changes-Convertible Debt Instruments.

The accompanying notes are an integral part of these consolidated financial statements.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31,
	2010	2009 (1)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$445,137	$324,996
Accounts receivable, net of allowances of $5,862 and $4,556	132,988	157,357
Inventories	111,901	95,921
Deferred tax assets	10,953	7,393
Prepaid expenses and other current assets	60,112	36,526

Total current assets	761,091	622,193
Property, plant, and equipment, net	46,007	46,978
Purchased intangible assets, net	50,121	52,974
Goodwill	169,322	150,845
Deferred tax assets	9,933	4,158
Debt issuance costs, net	5,069	7,393
Other assets	33,783	32,749

Total assets	$1,075,326	$917,290

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$64,016	$87,094
Income taxes payable	651	2,650
Accrued compensation	27,316	20,942
Accrued warranty	10,898	10,870
Deferred revenue, net	55,264	45,668
Deferred tax liabilities	400	408
Accrued expenses	12,986	7,844
Other current liabilities	82,995	64,478
Short-term debt	5,280	5,699

Total current liabilities	259,806	245,653
Accrued warranty	1,849	2,938
Deferred revenue, net	22,344	18,294
Long-term debt, less current portion	468,231	463,165
Deferred tax liabilities	62,081	67,495
Other long-term liabilities	53,552	45,326

	867,863	842,871
Commitments and contingencies
Redeemable noncontrolling interest	866	—
Stockholders’ equity:
Preferred Stock: 10,000 shares authorized as of October 31, 2010 and 2009; no shares issued and outstanding as of October 31, 2010 and 2009	—	—
Common Stock: $0.01 par value, 200,000 shares authorized as of October 31, 2010 and 2009; 86,832 and 84,544 shares issued and outstanding as of October 31, 2010 and 2009	868	845
Additional paid-in capital	763,212	727,497
Accumulated deficit	(551,460)	(650,287)
Accumulated other comprehensive loss	(6,595)	(6,037)

Total stockholders’ equity	206,025	72,018
Noncontrolling interest	572	2,401

Total equity	206,597	74,419

Total liabilities and equity	$1,075,326	$917,290

(1)	Amounts as of October 31, 2009 have been adjusted to reflect the retroactive application of ASC 470-20. See Note 4. Accounting Changes — Convertible Debt Instruments.

The accompanying notes are an integral part of these consolidated financial statements.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock Voting		Additional Paid-in Capital (1)	Accumulated Deficit (1)	Accumulated Other Comprehensive Income (Loss)	Total VeriFone Stockholder’s Equity (1)	Non- controlling Interest (2)	Total Equity
	Shares	Amount
			(In thousands)
Balance as of October 31, 2007	84,060	$841	$683,591	$(80,393)	$22,161	$626,200	$2,487	$628,687
Cumulative effect from the adoption of revised guidance on income taxes	—	—	—	(1,367)	—	(1,367)	—	(1,367)
Issuance of common stock, net of issuance costs	383	4	2,178	—	—	2,182	—	2,182
Stock-based compensation	—	—	17,916	—	—	17,916	—	17,916
Adjustment to equity component of convertible debt (1)	—	—	60	—	—	60	—	60
Tax benefit on stock-based compensation	—	—	476	—	—	476	—	476
Comprehensive loss:
Net loss	—	—	—	(411,072)	—	(411,072)	(429)	(411,501)
Other comprehensive loss:							—
Foreign currency translation adjustments	—	—	—	—	(31,029)	(31,029)	—	(31,029)
Interest rate hedges, net of tax	—	—	—	—	63	63	—	63
Unfunded portion of pension plan obligations	—	—	—	—	(1,687)	(1,687)	—	(1,687)

Total comprehensive loss						(443,725)	(429)	(444,154)

Balance as of October 31, 2008	84,443	845	704,221	(492,832)	(10,492)	201,742	2,058	203,800
Issuance of common stock, net of issuance costs	101	—	403	—	—	403	—	403
Stock-based compensation	—	—	22,873	—	—	22,873	—	22,873
Comprehensive income (loss):
Net income (loss)	—	—	—	(157,455)		(157,455)	343	(157,112)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	4,297	4,297	—	4,297
Unrealized loss on cash flow hedge	—	—	—	—	(82)	(82)	—	(82)
Unfunded portion of pension plan obligations	—	—	—	—	240	240	—	240

Total comprehensive income (loss)						(153,000)	343	(152,657)

Balance as of October 31, 2009	84,544	845	727,497	(650,287)	(6,037)	72,018	2,401	74,419
Issuance of common stock, net of issuance costs	2,288	23	26,088	—	—	26,111	—	26,111
Stock-based compensation	—	—	21,066	—	—	21,066	—	21,066
Equity transactions with consolidated subsidiaries’ minority shareholders	—	—	(13,646)	—	—	(13,646)	(1,960)	(15,606)
Fair value adjustment for CCTM acquisition	—	—	2,400	—	—	2,400	—	2,400
Dividends paid to minority interest shareholders	—	—	—	—	—	—	(394)	(394)
Repurchase of convertible debt	—	—	(193)	—	—	(193)	—	(193)
Comprehensive income
Net income	—	—	—	98,827	—	98,827	525	99,352
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	(874)	(874)	—	(874)
Unrealized income on cash flow hedge	—	—	—	—	95	95	—	95
Unfunded portion of pension plan obligations	—	—	—	—	221	221	—	221

Total comprehensive income						98,269	525	98,794

Balance as of October 31, 2010	86,832	$868	$763,212	$(551,460)	$(6,595)	$206,025	$572	$206,597

(1)	Amounts for fiscal years ended October 31, 2009, 2008 and 2007 have been adjusted to reflect the retroactive application of ASC 470-20. See Note 4. Accounting Changes — Convertible Debt Instruments.
(2)	In accordance with ASC 810, noncontrolling interest is classified as a component of total equity.

The accompanying notes are an integral part of these consolidated financial statements.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
	2010	2009 (1)	2008 (1)
	(In thousands)
Cash flows from operating activities
Net income (loss)	$98,827	$(157,455)	$(411,072)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization, net	46,602	64,230	75,964
Stock-based compensation	21,066	22,873	17,916
Non-cash interest expense	14,479	13,995	13,796
Impairment of goodwill and purchased intangible assets	—	175,512	289,119
Impairment of equity investment	1,852	—	2,236
Gain on extinguishment of debt	(61)	(7,479)	—
Gain on reversal of Lipman pre-acquisition contingencies	(8,405)	(14,870)	—
Write-off of capitalized software	—	760	3,087
Deferred income taxes	(15,439)	1,726	30,306
Other non-cash items	(195)	1,695	331

Net cash provided by operating activities before changes in working capital	158,726	100,987	21,683
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable, net	37,405	13,034	24,615
Inventories	(14,373)	72,544	(60,567)
Prepaid expenses and other assets	(27,290)	24,138	(3,201)
Accounts payable	(26,636)	5,906	(24,317)
Income taxes payable	(2,072)	465	1,672
Accrued compensation	6,238	1,393	(1,912)
Accrued warranty	(1,071)	3,791	(1,650)
Deferred revenue, net	12,521	2,982	5,172
Accrued expenses and other liabilities	12,578	(22,631)	29,877

Net cash provided by (used in) operating activities	156,026	202,609	(8,628)

Cash flows from investing activities
Purchases of property, plant, and equipment	(8,556)	(9,728)	(17,597)
Software development costs capitalized	(3,022)	(2,326)	(4,454)
Acquisition of businesses, net of cash and cash equivalents acquired	(10,136)	(1,330)	(15,753)
Purchases of equity investments	(5,000)	(2,721)	—
Other	1,615	110	—

Net cash used in investing activities	(25,099)	(15,995)	(37,804)

Cash flows from financing activities
Proceeds from debt and advance against banker’s acceptances	3,561	8,638	3,408
Repayments of debt and advances against banker’s acceptances	(14,606)	(33,763)	(8,210)
Payment of debt amendment fees	—	—	(1,645)
Proceeds from issuance of common stock through employee equity incentive plans	12,797	475	3,026
Acquisition of business — noncontrolling interest	(11,740)	—	—
Other	(394)	98	1,176

Net cash used in financing activities	(10,382)	(24,552)	(2,245)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(404)	5,774	(9,164)

Net increase (decrease) in cash and cash equivalents	120,141	167,836	(57,841)
Cash and cash equivalents, beginning of year	324,996	157,160	215,001

Cash and cash equivalents, end of year	$445,137	$324,996	$157,160

Supplemental disclosures of cash flow information
Cash paid for interest	$10,808	$15,564	$19,015

Cash paid (received) for income taxes	$12,561	$(2,666)	$(8,049)

Schedule of noncash transactions
Issuance of common stock for business acquisition	$17,585	$—	$—

Acquisition of property, plant and equipment under capital lease	$—	$202	$—

(1)	Amounts for fiscal years ended October 31, 2009 and 2008 have been adjusted to reflect the retroactive application of ASC 470-20. See Note 4. Accounting Changes — Convertible Debt Instruments.

The accompanying notes are an integral part of these consolidated financial statements.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

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

We acquired Lipman Electronic Engineering Ltd (“Lipman”) on November 1, 2006. Prior to that acquisition, Lipman was a provider of electronic payment systems headquartered in Israel that developed, manufactured and marketed a variety of handheld, wireless and landline point-of-sale (“POS”) terminals, electronic cash registers, retail ATM units, PIN pads, and smart card readers, as well as integrated PIN and smart card solutions.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of VeriFone and our wholly-owned and majority-owned subsidiaries. Amounts pertaining to the noncontrolling ownership interests held by third parties in the operating results and financial position of our majority-owned subsidiaries are reported as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We primarily base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

Reclassifications

Certain amounts reported in previous periods have been reclassified to conform to the current period presentation. The reclassifications did not affect previously reported revenues, total operating expense, operating income, net income, or total equity.

Foreign Currency Translation

We translate assets and liabilities of our non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are credited or charged to foreign currency translation included in accumulated other comprehensive income (loss) in shareholders’ equity. Subsidiaries that use the U.S. dollar as their functional currency remeasure their monetary assets and liabilities at exchange rates in effect at the end of each period, and nonmonetary assets and liabilities at historical rates. Gains and losses from these remeasurements have been included in our results of operations.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

Our sources of revenue include (1) products (primarily the sale of electronic payment systems with incidental software and the related peripherals ; (2) services (primarily installation, deployments, repairs, training, consulting, customer support, and extended warranty); (3) software (such as software used by small merchants to facilitate the processing of credit and debit transactions, card management software, PC payment software, software to facilitate mobile payments, and encryption); and (4) media solutions (primarily includes the selling of advertising in taxicabs).

Our revenue recognition policies are consistent with applicable revenue recognition guidance and interpretations, including the requirements of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605 Revenue Recognition , ASC 985-605 Software, and other applicable revenue recognition guidance and interpretations.

In the fourth quarter of fiscal year 2010, we adopted the provisions of Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements (which amended existing accounting guidance for revenue recognition for multiple-element arrangements). We also adopted ASU No. 2009-14, Software (Topic 985)—Certain Revenue Arrangements that Include Software Elements. Key provisions are as follows:

•

To the extent a deliverable within a multiple-element arrangement is not accounted for pursuant to other accounting standards, including ASC 985-605, Software-Revenue Recognition, ASU 2009-13 establishes a certain selling price hierarchy. This hierarchy allows for the use of an estimated selling price (“ESP”) to determine the allocation of arrangement consideration to a deliverable in a multiple element arrangement where neither Vendor Specific Objective Evidence (“VSOE”) nor third-party evidence (“TPE”) is available for that deliverable.

•

ASU 2009-13 requires the allocation of arrangement consideration among the separate units of accounting based on their relative selling prices. The selling price for each unit of accounting is determined using either VSOE of selling price, TPE of selling price, or the vendor’s best estimate of the ESP for that deliverable. The use of the residual method is prohibited.

•

ASU 2009-14 modifies the scope of ASC 985-605 to exclude tangible products which contain software components and non-software components that function together to deliver the product’s essential functionality.

•

ASU 2009-14 also provides guidance on how to allocate arrangement consideration to non-software and software deliverables in an arrangement whereby the vendor sells tangible products containing software components that are essential in delivering the tangible product’s functionality.

As a result of our early adoption of ASU 2009-13 and ASU 2009-14, we applied the provisions of these accounting standards on a prospective basis to all revenue arrangements entered into or materially modified since the beginning of our fiscal year 2010. The impact of adoption was not material to our results of operations for fiscal year 2010.

The adoption of ASU 2009-13 guidance does not generally change the units of accounting for our revenue transactions. Most of our products and services offerings qualify as separate units of accounting. We recognize revenue related to product sales when title and risk of loss have passed to our customers and all of the following criteria are met: (i) there is persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collection is reasonably assured.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Our System Solutions sales include software that is incidental to the electronic payment devices and services included in sales arrangements.

As a System Solutions provider, our sales arrangements often involve multiple deliverables (i.e. support services in addition to electronic payment devices). These services may include installation, training, consulting, customer support, product maintenance, and/or refurbishment arrangements.

Allocation of Arrangement Fees Prior to Adoption of ASU 2009-13 and ASU 2009-14

Revenue arrangements with multiple deliverables are evaluated to determine if the deliverables (items) should be divided into more than one unit of accounting. An item can generally be considered a separate unit of accounting if all of the following criteria are met:

•	the delivered item(s) has value to the customer on a standalone basis;

•	there is objective and reliable evidence of the fair value of the undelivered item(s); and

•	if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially within our control.

Deliverables which do not meet these criteria are combined into a single unit of accounting.

If there is objective and reliable evidence of fair value for all units of accounting, the arrangement consideration is allocated to the separate units of accounting based on their relative fair values. In cases where there is objective and reliable evidence of the fair value(s) of the undelivered item(s) in an arrangement but no such evidence for one or more of the delivered item(s), the residual method is used to allocate the arrangement consideration. In cases in which there is no objective and reliable evidence of the fair value(s) of the undelivered item(s), we defer all revenues for the arrangement until the period in which the last item is delivered.

For revenue arrangements with multiple deliverables, upon shipment of its electronic payment devices, we defer revenue for the aggregate fair value for all remaining undelivered elements and recognizes the residual amount within the arrangement as revenue for the delivered items as prescribed in ASC 605-25. Fair value is determined based on the price charged when each element is sold separately and/or the price charged by third parties for similar services.

Allocation of Arrangement Fees Subsequent to the Adoption of ASU 2009-13 and ASU 2009-14

Revenue arrangements with multiple deliverables are evaluated to determine if the deliverables (items) should be divided into more than one unit of accounting. An item can generally be considered a separate unit of accounting if all of the following criteria are met:

•	the delivered item(s) has value to the customer on a standalone basis; and

•	if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially under our control.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deliverables which do not meet these criteria are combined into a single unit of accounting.

At the inception of an agreement, we allocate the arrangement consideration to each deliverable qualifying as a separate unit of accounting in an arrangement based on our relative selling price. We determine the selling price using VSOE, if it exists, and otherwise TPE. If neither VSOE nor TPE exists for a unit of accounting, we use ESP.

VSOE is generally limited to the price charged when the same or similar product or service is sold separately or, if applicable, the stated substantive renewal rate in the agreement. We define VSOE as substantial standalone transactions that are priced within a narrow range, as defined by us. If a product or service is seldom sold separately, it is unlikely that we can determine VSOE for the product or service.

TPE is determined based on the prices charged by our competitors for a similar deliverable when sold separately to similar situated customers. We typically use TPE for our service offerings such as installation services.

When we are unable to establish selling price using VSOE or TPE, and if the order was subject to ASU 2009 -13 as it was a new order entered into or materially modified after October 31, 2009, we used ESP when allocating the arrangement consideration.

The objective of ESP is to determine the price at which we would enter into a transaction with the customer and the product or service were to be sold by us on a standalone basis.

Our determination of ESP involves a weighting of several factors based on the specific facts and circumstances of the arrangement. Specifically, we consider the cost to produce the deliverable, the anticipated margin on that deliverable, the economic conditions and trends, the selling price and profit margin for similar parts and our ongoing pricing strategy and policies.

We determine ESP for deliverables in future agreements based on the specific facts and circumstances of the arrangement. We plan to analyze the selling prices used in the allocation of arrangement consideration at least annually. Selling prices will be analyzed on a more frequent basis if a significant change in our business necessitates a more timely analysis or if we experience significant variances in our selling prices.

We also enter into multiple-element arrangements that may include a combination of our various software related and non-software related products and services offerings including electronic payment systems, electronic payment systems support, new software licenses, software license updates and product support and consulting. In such arrangements, we first allocate the total arrangement consideration between the software group of elements as a whole and the non-software elements based on their relative selling prices. We then further allocate consideration within the software group to the respective elements within that group following the guidance in ASC 985-605 and our policies described above. After the arrangement consideration has been allocated to the elements, we account for each respective element in the arrangement as described in this footnote.

Net revenues from services such as customer support and product maintenance are initially deferred and then recognized on a straight-line basis over the term of the contract. Net revenues from services such as installations, equipment repairs, refurbishment arrangements, training, and consulting are recognized as the services are rendered.

Advertising revenues are recognized as the services are performed.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For software development contracts, we recognize revenue using the completed contract method pursuant to ASC 605-35. During the period of performance of such contracts, billings and costs are accumulated on the balance sheet, but no profit is recorded before completion or substantial completion of the work. We use customers’ acceptance of such products as the specific criteria to determine when such contracts are substantially completed. Provisions for losses on software development contracts are recorded in the period they become evident.

For operating lease arrangements, we recognize the revenue and corresponding costs ratably over the term of the lease.

In addition, we sell products to leasing companies that, in turn, lease these products to end-users. In transactions where the leasing companies have no recourse in the event of default by the end-user, we recognize revenue at the point of shipment or point of delivery, depending on the shipping terms and when all the other revenue recognition criteria have been met. In arrangements where the leasing companies have substantive recourse in the event of default by the end-user, we recognize both the product revenue and the related cost of the product as the payments are made to the leasing company by the end-user, generally ratably over the lease term.

We present revenues net of sales taxes and value-added taxes in our Consolidated Statements of Operations in accordance with ASC 605-45 Principal Agent Considerations.

Segment Reporting

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

Fair Value of Financial Instruments

We apply fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value, we consider the principal or most advantageous market in which we transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

Financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, long-term debt, foreign exchange forward contracts, Israeli severance funds, and penalties on the 1.375% Senior Convertible Notes. The estimated fair value of cash, accounts receivable, and accounts payable approximates their carrying value. Cash equivalents, foreign exchange forward contracts, Israeli severance funds, and penalties on the 1.375% Senior Convertible Notes are recorded at fair value. The estimated fair value of long-term debt related to the Term B loan approximates its carrying value since the rate of interest on the long-term debt adjusts to market rates on a periodic basis. The fair value of our 1.375% Senior Convertible Notes was approximately $282.1 million (par value of $277.2 million) and $241.4 million (par value of $282.7 million) as of October 31, 2010 and 2009, respectively.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Financial Instruments

We account for our financial derivatives as either assets or liabilities and record them at fair value. Changes in the fair value of derivatives that do not qualify or are not effective as hedges are recognized currently in earnings. We do not use derivative financial instruments for speculative or trading purposes, nor do we hold or issue leveraged derivative financial instruments.

We use foreign exchange forward contracts to hedge certain existing and anticipated foreign currency denominated transactions. Foreign exchange forward contracts generally mature within 90 days of inception. Gains and losses arising from the effective portion of foreign exchange forward contracts that are designated as cash flow hedging instruments are recorded in accumulated other comprehensive income (loss) (“AOCI”) and are subsequently reclassified into earnings in the same period or periods during which the underlying transactions affect earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Gains and losses arising from changes in the fair values of foreign exchange forward contracts that are not designated as hedging instruments are recognized in current earnings.

We formally document relationships between hedging instruments and associated hedged items. This documentation includes: identification of the specific foreign currency asset, liability, or forecasted transaction being hedged; the nature of the risk being hedged; the hedge objective; and, the method of assessing hedge effectiveness. Hedge effectiveness is formally assessed, both at hedge inception and on an ongoing basis, to determine whether the derivatives used in hedging transactions are highly effective in offsetting changes in foreign currency denominated assets, liabilities, and anticipated cash flows of hedged items. When an anticipated transaction is no longer likely to occur, the corresponding derivative instrument is ineffective as a hedge, and changes in fair value of the instrument are recognized in current earnings.

Inventories

Inventories are stated at the lower of standard cost or market. We compute inventory cost using standard costs on a first-in, first-out (“FIFO”) method, which approximates actual costs. We regularly monitor inventory quantities on hand and committed orders with contract manufacturers and record write-downs for excess and obsolete inventories based primarily on the shipment history and our estimated forecast of product demand. Such write-downs establish a new cost-basis of accounting for the related inventory. Actual inventory losses may differ from our estimates.

Consigned inventories from our contract manufacturers where title has not been transferred to us are excluded from our inventories. In certain circumstances, we are obligated to prepay deposits to our contract manufacturers based on a percentage of the value of the inventories consigned to us and after a certain period of time has elapsed, we may be required to prepay the full amount if we have not taken title to the inventory. Generally, we take title to consigned inventories when we ship to our customers, and record the full cost of the inventories as cost of sales at that time. After 52 weeks, we must purchase the consigned inventories from our contract manufacturers. Prepayments for consigned inventory are included in Prepaid Expenses and Other Current Assets in the Consolidated Balance Sheets. Consigned inventories are included in our calculation of minimum order commitments from our contract manufacturers.

Property, Plant, and Equipment, net

Property, plant, and equipment are stated at cost, net of accumulated depreciation and amortization. Property, plant, and equipment are depreciated on a straight-line basis over the estimated useful lives of the

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets, generally ranging from 3 to 10 years, except buildings which are depreciated from 40 to 50 years. The cost of equipment under capital leases is recorded at the lower of the present value of the minimum lease payments or the fair value of the assets and is amortized on a straight-line basis over the shorter of the term of the related lease or the estimated useful life of the asset. Amortization of assets under capital leases is included with depreciation expense.

Research and Development Costs

Research and development costs are generally expensed as incurred. In the fiscal years ended October 31, 2010, 2009 and 2008, we capitalized $3.0 million, $2.3 million and $4.5 million, respectively, in accordance with ASC 985 Software. The capitalized software costs are amortized on a straight-line basis to cost of sales over the estimated life of the products, up to three years, commencing when the respective products are available to customers. Total amortization related to capitalized software development costs were $3.2 million, $3.5 million and $1.7 million for the years ended October 31, 2010, 2009 and 2008, respectively. Unamortized capitalized software development costs as of October 31, 2010 and 2009 of $8.2 million and $8.4 million, respectively, are recorded in Other Assets in the Consolidated Balance Sheets.

Business Combinations

In fiscal 2010, we adopted ASC 805, Business Combinations, which revised the accounting guidance that we are required to apply for our acquisitions in comparison to prior fiscal years. The underlying principles are similar to the previous guidance and require that we recognize separately from goodwill the assets acquired and the liabilities assumed, generally at their acquisition date fair. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair value of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

As a result of adopting the revised accounting guidance provided for by ASC 805 as of the beginning of fiscal year 2010, certain of our policies differ when accounting for acquisitions in fiscal year 2010 and prospective periods in comparison to the accounting for acquisitions in fiscal year 2009 and prior periods, including:

•

the fair value of in-process research and development is recorded as an indefinite-lived intangible asset until the underlying project is completed, at which time the intangible asset is amortized over its estimated useful life, or abandoned, at which time the intangible asset is expensed (prior to fiscal year 2010, in-process research and development was expensed at the acquisition date);

•	the direct transaction costs associated with the business combination are expensed as incurred (prior to fiscal year 2010, direct transaction costs were included as a part of the purchase price);

•

the costs to exit or restructure certain activities of an acquired company are accounted for separately from the business combination (prior to fiscal year 2010, these restructuring and exist costs were included as a part of the assumed obligations in deriving the purchase price allocation); and

•	any changes in estimates associated with income tax valuation allowances or uncertain tax positions after the measurement period are generally recognized as income tax expense with application of this

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

policy also applied prospectively to all of our business combinations regardless of the acquisition date (prior to fiscal year 2010, any such changes were generally included as a part of the purchase price allocation indefinitely).

Costs to exit or restructure certain activities of an acquired company or our internal operations are accounted for as one-time termination and exit costs pursuant to ASC 420, Exit or Disposal Cost Obligations, and, as noted above, are accounted for separately from the business combination. A liability for a cost associated with an exit or disposal activity is recognized and measured at its fair value in our Consolidated Statements of Operations in the period in which the liability is incurred. When estimating the fair value of facility restructuring activities, assumptions are applied regarding estimated sub-lease payments to be received, which can differ materially from actual results. This may require us to revise our initial estimates which may materially affect our results of operations and financial position in the period the revision is made.

For a given acquisition, we generally identify certain pre-acquisition contingencies as of the acquisition date and may extend our review and evaluation of these pre-acquisition contingencies throughout the measurement period (up to one year from the acquisition date) in order to obtain sufficient information to assess whether we include these contingencies as a part of the purchase price allocation and, if so, to determine the estimated amounts.

If we determine that a pre-acquisition contingency (non-income tax related) is probable in nature and estimable as of the acquisition date, we record our best estimate for such a contingency as a part of the preliminary purchase price allocation. We often continue to gather information for and evaluate our pre-acquisition contingencies throughout the measurement period and if we make changes to the amounts recorded or if we identify additional pre-acquisition contingencies during the measurement period, such amounts will be included in the purchase price allocation during the measurement period and, subsequently, in our results of operations.

In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date and we reevaluate these items quarterly with any adjustments to our preliminary estimates being recorded to goodwill provided that we are within the measurement period and we continue to collect information in order to determine their estimated values. Subsequent to the measurement period or our final determination of the tax allowance’s or contingency’s estimated value, changes to these uncertain tax positions and tax related valuation allowances will affect our provision for income taxes in our Consolidated Statements of Operations and could have a material impact on our results of operations and financial position.

Goodwill

Goodwill and purchased intangible assets have been recorded as a result of our business acquisitions. Goodwill is not amortized for accounting purposes. We are required to perform an annual impairment test of goodwill. Should certain events or indicators of impairment occur between annual impairment tests, we would perform the impairment test of goodwill when those events or indicators occurred. In the first step of the analysis, our assets and liabilities, including existing goodwill and other intangible assets, are assigned to the identified reporting units to determine the carrying value of the reporting units. Based on how the business is managed, we have six reporting units. Goodwill is allocated to each reporting unit based on its relative contribution to our overall operating results. If the carrying value of a reporting unit is in excess of its fair value, an impairment may exist, and we must perform the second step of the analysis, in which the implied fair value of the goodwill is compared to its carrying value to determine the impairment charge, if any.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accounting for Long-Lived Assets

We periodically evaluate whether changes have occurred that would require revision of the remaining useful life of property, plant, and equipment and purchased intangible assets or render them not recoverable. If such circumstances arise, we use an estimate of the undiscounted value of expected future operating cash flows to determine whether the long-lived assets are impaired. If the aggregate undiscounted cash flows are less than the carrying value of the assets, the resulting impairment charge to be recorded is calculated based on the excess of the carrying value of the assets over the fair value of such assets, with the fair value determined based on an estimate of discounted future cash flows.

Purchased intangible assets are amortized over their estimated useful lives, generally ranging from one to twenty years.

Debt Issuance Costs

Debt issuance costs are stated at cost, net of accumulated amortization. Amortization expense is calculated using the effective interest method and is recorded in interest expense in the accompanying Consolidated Statements of Operations. In the first quarter of fiscal year 2010, we recorded a $0.1 million write-off of debt issuance costs as a result of the repurchase and extinguishment of $5.5 million par value of 1.375% Convertible Notes. In the second quarter of fiscal year 2009, we recorded a $0.6 million write-off of debt issuance costs as a result of the repurchase and extinguishment of $33.5 million of our 1.375% Convertible Notes.

Income Taxes

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year the differences are expected to reverse. In evaluating our ability to recover our deferred tax assets management considered all available positive and negative evidence including the past operating results, the existence of cumulative losses in past fiscal years and the forecasted future taxable income in the jurisdictions in which we have operations.

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

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. As a result of the implementation of ASC 740-10 Accounting For Income Taxes Uncertainties in the first quarter of fiscal year 2008, we recognized liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with the provisions of ASC 718 Compensation-Stock-based Compensation. ASC 718 is applicable for stock-based awards exchanged for employee services and in certain circumstances for non-employee directors. Pursuant to ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. ASC 718 also requires the cash flows resulting from the tax benefits due to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

Restructuring

We have developed and implemented restructuring initiatives to improve efficiencies across the organization, reduce operating expenses, and better align our resources to market conditions. As a result of these plans, we have recorded restructuring charges comprised principally of employee severance and associated

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

termination costs related to the reduction of our workforce, office closures, losses on subleases and contract termination costs. Restructuring costs are accounted for under ASC 420 Exit or Disposal Cost Obligations or under ASC 712 Nonretirement Postemployment Benefits.

ASC 420 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when management commits to an exit plan. ASC 420 also requires that: (i) liabilities associated with exit and disposal activities be measured at fair value; (ii) one-time termination benefits be expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period; and (iii) costs to terminate a contract before the end of its term be recognized when the entity terminated the contract in accordance with the contract terms. In addition, a portion of our restructuring costs related to employees and have been accounted for in accordance with ASC 712. ASC 712 requires that a liability for cost be recognized when it is probable that we will incur the costs and can reasonably estimate the amount.

Warranty Costs

We accrue for estimated warranty obligations when revenue is recognized based on an estimate of future warranty costs for delivered products. Such estimates are based on historical experience and expectations of future costs. We periodically evaluate and adjust the accrued warranty costs to the extent actual warranty costs vary from the original estimates. Our warranty period typically extends from one to three years from the date of shipment. Costs associated with maintenance contracts, including extended warranty contracts, are expensed when they are incurred. Actual warranty costs may differ from management’s estimates.

Shipping and Handling Costs

Shipping and handling costs incurred for delivery to customers are expensed as incurred and are included in cost of net revenues in the accompanying Consolidated Statements of Operations. In those instances where we bill shipping and handling costs to customers, the amounts billed are classified as revenue.

Advertising Costs

Advertising costs are expensed as incurred and totaled approximately $1.3 million, $0.7 million, and $1.1 million for the fiscal years ended October 31, 2010, 2009 and 2008, respectively.

Concentrations of Credit Risk

Cash is placed on deposit in major financial institutions in the United States, Israel and other countries. Such deposits may be in excess of insured limits. We believe that the financial institutions that hold our cash are financially sound and, accordingly, minimal credit risk exists with respect to these balances.

We invest cash not required for use in operations in high credit quality securities based on our investment policy. The investment policy has limits based on credit quality, investment concentration, investment type, and maturity that we believe will result in reduced risk of loss of capital. Investments are of a short-term nature and include investments in money market funds and corporate debt securities.

We have not experienced any investment losses due to institutional failure or bankruptcy.

Our accounts receivable are derived from sales to a large number of direct customers, resellers, and distributors in the Americas, Europe, and the Asia Pacific region. We perform ongoing evaluations of our customers’ financial condition and limit the amount of credit extended when deemed necessary, but generally require no collateral.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

An allowance for doubtful accounts is established with respect to those amounts that we have determined to be doubtful of collection using specific identification of doubtful accounts and an aging of receivables analysis based on invoice due dates. Actual collection losses may differ from management’s estimates, and such differences could be material to our consolidated financial position, results of operations, and cash flows. Uncollectible receivables are written off against the allowance for doubtful accounts when all efforts to collect them have been exhausted and recoveries of receivables previously written-off are recognized when received. Generally, accounts receivable are past due 30 days after the invoice date unless special payment terms are provided.

For the fiscal years ended October 31, 2010, 2009 and 2008, no customer accounted for more than 10% of net revenues. At October 31, 2010 and 2009, no customer accounted for more than 10% of accounts receivable.

We are exposed to credit loss in the event of nonperformance by counterparties to the foreign exchange forward contracts used to mitigate the effect of exchange rate changes and the purchased call option for our stock related to the 1.375% Senior Convertible Notes. As described in Note 5. Financings in September 2008, as a result of the bankruptcy filing by Lehman Brothers Holdings, Inc. (“Lehman Brothers”), Lehman OTC Derivatives Inc. (“Lehman Derivatives”) and Lehman Brothers’ ability to perform their obligations under the note hedge purchased from Lehman Derivatives in June 2007 is unclear. We believe the counterparties for our other outstanding contracts are large, financially sound institutions and thus we do not anticipate nonperformance by these counterparties. However, given the recent, unprecedented turbulence in the financial markets, the failure of additional counterparties is possible.

Equity Investments

Equity investments are accounted for under the equity method if we are able to exert significant influence over the investee company or under the cost method if we do not have significant influence over the investee company. The carrying value of equity investments are included in Other Assets in our Consolidated Balance Sheets. Gains and losses recorded for equity method investments are included in Other Income (Expense), net in our Consolidated Statements of Operations. We periodically review our investments for impairment and will record a reduction in the carrying value, if and when necessary.

During the fiscal year ended October 31, 2010, we recorded a $1.9 million loss on equity investment as a result of our acquisition of Semtek Innovations Solutions, Corporation. The loss represented the difference between the current fair value of our initial investment in Semtek and the cost of such investment. During fiscal year 2008, we recorded a $2.2 million charge for impairment related to one of our equity investments to reflect the decline of the investment’s fair value below carrying value. See Note 17. Business Acquisitions for additional information.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from results of operations. Specifically, foreign currency translation adjustments, changes in the fair value of derivatives designated as hedges and the unfunded portion of pension plan obligations are included in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets and total comprehensive income (loss) in the Consolidated Statements of Equity.

Adoption of New Accounting Standards

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements. This amendment eliminates the residual method of allocation for multiple-deliverable

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

revenue arrangements and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. This amendment establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) VSOE, if available; (b) TPE if VSOE evidence is not available; and (c) ESP price if neither VSOE nor TPE is available. The new guidance also requires expanded quantitative and qualitative disclosures about revenue from arrangements with multiple deliverables.

In October 2009, the FASB issued ASU No. 2009-14 — Software (Topic 985): Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force. ASU 2009-14 amends the accounting model for revenue arrangements that include both tangible products and software elements, such that tangible products containing both software and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of software revenue guidance.

ASU 2009-13 and ASU 2009-14 are effective for us at the beginning of fiscal year 2011; however we elected to early adopt as permitted by these amendments and will prospectively apply the provisions of the amendment to all revenue arrangements entered into or materially modified since November 1, 2009. The adoption of these amendments did not have a material impact on our financial position, results of operations, or cash flows.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820) — Fair Value Measurements and Disclosures that requires additional fair value disclosures. These disclosure requirements are effective in two phases. In the second quarter of fiscal year 2010, we adopted the requirements for disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers. Beginning in fiscal year 2012, these amended standards will require presentation of disaggregated activity with the reconciliation for fair value measurements using significant unobservable inputs (level 3). These amended standards do not significantly impact our consolidated financial statements.

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

Effective November 1, 2009, we adopted ASC 810 (formerly SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51). This accounting standard changes the accounting and reporting for minority interests, which will be re-characterized as noncontrolling interests and classified as a component of equity. In conjunction with ASC 805, this standard significantly changes the accounting for partial and/or step acquisitions. In accordance with the adoption of this accounting standard, we reclassified for all periods presented the noncontrolling interests, formerly known as minority interest, to a component of equity in the Consolidated Balance Sheets. The noncontrolling interests included in our net income (loss) were not significant to our consolidated financial results for the periods presented and therefore have been included as a component of other income (expense), net in our Consolidated Statements of Operations. ASC 810 applies prospectively, except for presentation and disclosure requirements, which are applied retroactively.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46R (ASC 810). SFAS No. 167 amends FASB Interpretation No. (FIN) 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R) to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This statement is effective for fiscal years beginning after Nov. 15, 2009. Accordingly, we adopted ASC 810 in the first quarter of fiscal year 2011. The adoption of this accounting standard did not have a significant impact on our consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (or ASC 470-20), which requires the issuer of a convertible debt instrument with cash settlement features to account separately for the liability and equity components of the instrument. The debt is recognized at the present value of its cash flows discounted using an entity-specific nonconvertible debt borrowing rate at the time of issuance. The equity component is recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. In the first quarter of fiscal year 2010, we adopted this accounting standard and modified our accounting for our 1.375% Senior Convertible Notes (the “Notes”). To retroactively apply this standard, the proceeds from the issuance of the Notes were allocated between a liability (issued at a discount) and equity in a manner that reflects interest expense at the market interest rate for similar nonconvertible debt as of the original issuance date. The debt discount is being accreted from issuance through June 2012, the period the Notes are expected to be outstanding, and is recorded as additional non-cash interest expense. The equity component is included in the paid-in capital portion of stockholders’ equity on our Consolidated Balance Sheets. The initial value of the equity component, which reflects the equity conversion feature of the Notes, is equal to the initial debt discount. See Note 4. Accounting changes — Convertible Debt Instruments for additional information on the adoption of ASC 470-20.

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (or ASC 820-10), which delayed the effective date of SFAS No. 157, Fair Value Measurements (or ASC 820) for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal year 2010. We adopted ASC 820-10 for non-financial assets and non-financial liabilities that are not measured and recorded at fair value on a recurring basis in the first quarter of fiscal year 2010. The adoption of this accounting standard did not have a significant impact on our consolidated financial statements.

Note 2. Goodwill and Purchased Intangible Assets

We performed our annual impairment test of goodwill as of August 1, 2010, 2009 and 2008 in accordance with ASC 350, Intangibles — Goodwill and Other which did not result in an impairment of goodwill.

We used the income approach and specifically the discounted cash flow (“DCF”) method, to derive the fair value of each of our reporting units for the goodwill impairment assessment. The DCF approach calculates the fair value by discounting the present value of the estimated after-tax cash flows using a risk-adjusted discount rate.

Subsequent to the annual impairment test as of August 1, 2008, in light of our disappointing operating results for the fourth quarter of fiscal year 2008 due to severe macroeconomic conditions caused by the illiquidity of the credit markets, difficulties in the banking and financial services sectors, falling consumer confidence, and rising unemployment rates, we reduced our projected future cash flows significantly. This resulted in an indicator

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of possible impairment of goodwill and long-lived assets as defined under ASC 350 and ASC 360, requiring us to perform an impairment test as of October 15, 2008. Following the impairment test, we recorded impairment charges of $262.5 million for goodwill for our EMEA reporting unit and $26.6 million for developed and core technology intangible assets in the International segment during the fourth quarter of fiscal year 2008.

During November 2008, the macroeconomic environment worldwide continued to weaken. This was caused by the illiquidity of the credit markets, difficulties in the banking and financial services sectors, falling consumer confidence, and rising unemployment rates. Our stock price and market capitalization declined significantly which was considered an indicator of possible impairment of goodwill and long-lived assets triggering the necessity of additional impairment tests as of December 1, 2008.

As a result of the goodwill impairment test, we concluded that the carrying amount of our North America and Asia reporting units exceeded their implied fair values and recorded an estimated impairment charge of $178.2 million in the Corporate segment during the first quarter of fiscal year 2009. We finalized the goodwill evaluation process and recorded a $2.7 million reduction of impairment charge during the second quarter of fiscal year 2009. The final impairment charge for the North America and Asia reporting units was $175.5 million. The net carrying values of goodwill in the North America and International segments were reduced by $65.6 million and $109.9 million, respectively, as a result of the impairment charges. See Note 16. Segment and Geographic Information for additional information.

We regularly assess if there are any indicators of impairment of long-lived assets and if there are any indicators we assess whether there is an impairment as required under ASC 360. We determine the recoverability of the long-lived assets under ASC 360 based on their undiscounted estimated future net cash flows and if the long-lived assets are determined to be unrecoverable, we determine the impairment charge based on the fair value using discounted cash flows. There were no significant impairment charges in fiscal years ended October 31, 2010 and 2009.

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	October 31,
	2010	2009
Balance at beginning of period	$150,845	$321,903
Additions related to acquisitions	18,464	—
Resolution of tax contingencies and adjustments to tax reserves and valuation allowance established in purchase accounting and tax benefits for exercise of vested stock options assumed	—	(5,366)
Goodwill impairment	—	(175,512)
Currency translation adjustments	13	9,820

Balance at end of period	$169,322	$150,845

As of October 31, 2010 and 2009, the accumulated goodwill impairment losses were $372.4 million and $65.6 million in International and North America segments, respectively.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchased Intangible Assets

Purchased intangible assets subject to amortization consisted of the following (in thousands):

	October 31, 2010			October 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed and core technology	$127,746	$(101,989)	$25,757	$159,903	$(130,736)	$29,167
Trade name	2,692	(628)	2,064	24,917	(22,584)	2,333
Internal use software	5,966	(3,705)	2,261	5,143	(2,745)	2,398
Customer relationships	92,444	(72,405)	20,039	94,750	(75,674)	19,076

	$228,848	$(178,727)	$50,121	$284,713	$(231,739)	$52,974

Amortization of purchased intangible assets for the fiscal years ended October 31, 2010, 2009 and 2008 was allocated as follows (in thousands):

	For the Years Ended October 31,
	2010	2009	2008
Included in cost of net revenues	$21,267	$20,414	$32,230
Included in operating expenses	14,624	20,423	26,033

	$35,891	$40,837	$58,263

Estimated future amortization expense of intangible assets recorded as of October 31, 2010 is as follows (in thousands):

Fiscal Years Ending October 31:	Cost of Net Revenues	Operating Expenses	Total
2011	$12,444	$6,864	$19,308
2012	4,609	3,652	8,261
2013	3,783	3,386	7,169
2014	2,800	3,302	6,102
2015	1,685	2,571	4,256
Thereafter	436	4,589	5,025

	$25,757	$24,364	$50,121

Note 3. Balance Sheet Details

Allowance for Doubtful Accounts

Activity related to the general revenue reserves and allowance for doubtful accounts consisted of the following (in thousands):

	Balance at Beginning of Year	Charges to Bad Debt Expense	Write-Offs, Recoveries and Adjustments	Balance at End of Year
Year ended October 31, 2010	$4,556	$1,096	$210	$5,862
Year ended October 31, 2009	$5,033	$763	$(1,240)	$4,556
Year ended October 31, 2008	$4,270	$110	$653	$5,033

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories consisted of the following (in thousands):

	October 31,
	2010	2009
Raw materials	$32,135	$34,955
Work-in-process	473	1,155
Finished goods	79,293	59,811

	$111,901	$95,921

Restricted Cash

We had $1.7 million and $2.1 million of restricted cash as of October 31, 2010 and 2009, respectively. The restricted cash balances were mainly comprised of pledged deposits for bank guarantees to customers. As of October 31, 2010, the restricted cash balance was included in Other Assets in the Consolidated Balance Sheets. As of October 31, 2009, $1.7 million of the restricted cash balance was included in Other Assets and the remaining $0.4 million was included in Prepaid Expenses and Other Current Assets in the Consolidated Balance Sheets.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	October 31,
	2010	2009
Prepaid taxes	$28,165	$15,382
Other prepaid expenses	26,986	10,585
Other receivables	2,822	3,293
Other current assets	2,139	7,266

Total prepaid expenses and other current assets	$60,112	$36,526

Property, Plant, and Equipment, net

Property, plant, and equipment consisted of the following (in thousands):

	Estimated Useful Life (in Years)	October 31,
		2010	2009
Computer hardware and software	3-5	$44,450	$41,210
Office equipment, furniture, and fixtures	3-5	4,651	4,093
Machinery and equipment	3-10	20,520	17,895
Leasehold improvements	Lesser of the term of the lease or the estimated useful life	11,877	12,970

Construction in progress	—	3,476	1,259
Land	—	1,025	1,025
Buildings	40-50	6,064	5,444

Total		92,063	83,896
Accumulated depreciation and amortization		(46,056)	(36,918)

Property, plant, and equipment, net		$46,007	$46,978

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the fiscal years ended October 31, 2010, 2009 and 2008, total depreciation expense for property, plant and equipment was $14.1 million, $14.9 million and $11.7 million, respectively.

As of October 31, 2010 and 2009, we had $1.2 million of equipment under capital leases. Accumulated depreciation of equipment under capital leases was $1.1 million and $1.0 million as of October 31, 2010 and 2009, respectively. Amortization of equipment under capital leases is included in total depreciation expense for property, plant and equipment.

Accrued Warranty

Activity related to warranty consisted of the following (in thousands):

	Years Ended October 31,
	2010	2009
Balance at beginning of year	$13,808	$10,017
Warranty charged to cost of net revenues	4,231	7,886
Utilization of warranty	(10,533)	(9,038)
Warranty acquired	10	—
Changes in estimates	5,231	4,943

Balance at end of year	12,747	13,808
Less current portion	(10,898)	(10,870)

Long-term portion	$1,849	$2,938

Deferred Revenue, Net

Deferred revenue, net of related costs consisted of the following (in thousands):

	October 31,
	2010	2009
Deferred revenue	$88,592	$77,919
Deferred cost of revenue	(10,984)	(13,957)

	77,608	63,962
Less current portion	(55,264)	(45,668)

Long-term portion	$22,344	$18,294

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	October 31,
	2010	2009
Accrued Brazilian tax liabilities	$24,587	$27,377
Accrued other tax liabilities	5,150	7,278
Accrued interest	2,040	2,122
Accounts payable related accruals	19,011	15,368
Unfavorable lease contracts accrual	13,622	—
Accrued legal and audit fees	3,677	1,541
Customer deposits	6,103	4,068
Other	8,805	6,724

Total other current liabilities	$82,995	$64,478

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	October 31,
	2010	2009
Other tax liabilities	$31,811	$32,555
Unfavorable lease contracts accrual	3,888	—
Deferred acquisition consideration payable	6,855	—
Other liabilities	10,998	12,771

Total other long-term liabilities	$53,552	$45,326

Redeemable Noncontrolling Interest

On September 30, 2010, we acquired 80% of the outstanding equity of All Business Solutions — ABS S.r.l. (“ABS”), under a quota purchase agreement. The minority shareholder holding the remaining 20% of ABS has a put option which when exercised requires us to purchase the remaining 20% equity of ABS at the then fair market value. The put option is exercisable 3 years from the closing, October 1, 2013, until September 30, 2015. In accordance with ASC 480-10-S99-1, the 20% minority interest which is redeemable at the option of the minority shareholder and outside our control will not be considered permanent equity. As such, the redeemable noncontrolling interest is reported in the mezzanine section in the Consolidated Balance Sheets as of October 31, 2010.

We recognize the changes in redemption value of the noncontrolling interest through additional paid in capital immediately. The fair value of the redeemable noncontrolling interest was estimated to be $0.9 million as of the acquisition date and October 31, 2010.

Note 4. Accounting Changes — Convertible Debt Instruments

In the first quarter of fiscal year 2010, we adopted ASC 470-20 Debt with Conversion and Other Options and modified our accounting for the 1.375% Senior Convertible Notes (the “Notes”). To retroactively apply this new accounting standard, the principal amount of the Notes was allocated between liability (issued at a discount) and equity in a manner that reflects interest expense at the market interest rate for similar nonconvertible debt as of the original issuance date of the Notes. The debt discount is accreted from issuance through June 2012, the period during which the Notes are expected to be outstanding, and recorded as additional non-cash interest expense. The equity component is included in the paid-in capital portion of stockholders’ equity on our Consolidated Balance Sheets. The initial value of the equity component, which reflects the equity conversion feature of the Notes, is equal to the initial debt discount.

As a result of the adoption of ASC 470-20, we allocated $236.0 million to the liability component and $80.2 million to the equity component as of the date of issuance. The amount allocated to the liability component was recognized at the present value of its cash flows using a discount rate of 7.6%, our approximate borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. There have been no changes since the issuance date that require us to remeasure the equity component.

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

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effect of retroactive application of ASC 470-20 on our accumulated deficit as of October 31, 2009 was an increase of $8.3 million. For the fiscal year ended October 31, 2010, the effect of applying the provisions of ASC 470-20 was an increase in non-cash interest expense of approximately $14.4 million, which represents accretion of the unamortized debt discount associated with the Notes.

Other information related to the Notes in accordance with the disclosure requirements of ASC 470-20 including information related to the equity and debt components is as follows (in thousands):

	October 31, 2010	October 31, 2009
Accounting amount of the equity component	$77,903	$78,096

Carrying amount of the Notes	$277,250	$282,750
Unamortized debt discount (1)	(25,792)	(41,000)

Net carrying amount	$251,458	$241,750

(1)	As of October 31, 2010, the remaining period over which the unamortized debt discount will be amortized is 20 months.

A summary of interest expense related to the Notes for the fiscal years ended October 31, 2010, 2009 and 2008 is as follows (in thousands):

	For the years ended October 31,
	2010	2009	2008
Interest expense related to contractual interest coupon	$3,824	$4,096	$4,348
Interest expense related to amortization of debt discount	14,449	14,410	14,201

Total interest cost recognized	$18,273	$18,506	$18,549

The following tables show the financial statement line items affected by the retroactive application of ASC 470-20 for the periods indicated (in thousands, except per share data):

	For the Years Ended October 31,
	2009			2008
	As Reported	ASC 470-20 Adjustments	As Adjusted	As Reported	ASC 470-20 Adjustments	As Adjusted
Interest expense	$(12,481)	$(13,995)	$(26,476)	$(28,413)	$(13,796)	$(42,209)
Other income (expense), net	11,340	(5,624)	5,716	(13,181)	—	(13,181)
Loss before income taxes	(128,590)	(19,619)	(148,209)	(351,438)	(13,796)	(365,234)
Provision for income taxes	9,246	—	9,246	73,884	(28,046)	45,838
Net loss	(137,836)	(19,619)	(157,455)	(425,322)	14,250	(411,072)
Net loss per share:
Basic and diluted net loss per share	$(1.63)		$(1.86)	$(5.05)		$(4.88)
Weighted average shares used in computing net loss per share:
Basic and diluted	84,473		84,473	84,220		84,220

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Year Ended October 31, 2007
	As Reported	ASC 470-20 Adjustments	As Adjusted
Interest expense	$(36,598)	$(4,712)	$(41,310)
Loss before income taxes	(9,298)	(4,712)	(14,010)
Provision for income taxes	24,718	(1,803)	22,915
Net loss	(34,016)	(2,909)	(36,925)
Net loss per share:
Basic and diluted net loss per share	$(0.41)		$(0.45)
Weighted average shares used in computing net loss per share:
Basic and diluted	82,194		82,194

	As of October 31, 2009
	As Reported	ASC 470-20 Adjustments	As Adjusted
Assets:
Deferred tax assets-current	$7,982	$(589)	$7,393
Debt issuance costs	8,424	(1,031)	7,393
Total assets	918,910	(1,620)	917,290
Liabilities:
Deferred tax liabilities-long-term	68,084	(589)	67,495
Long-term debt, less current portion (1)	504,165	(41,000)	463,165
Stockholders’ equity:
Additional paid-in capital (2)	679,250	48,247	727,497
Accumulated deficit (3)	(642,009)	(8,278)	(650,287)
Total liabilities and equity	$918,910	$(1,620)	$917,290

(1)	The adjustment to long-term debt as of October 31, 2009 includes the discount determined as of the original issuance date of the Notes ($80.2 million), less amortization of the discount from the issuance date ($33.5 million) and the amount of debt discount written-off in connection with the April 2009 repurchase of the Notes allocated to the debt component ($5.7 million).
(2)	The adjustment to additional paid-in capital at October 31, 2009 includes the discount determined as of the original issuance date of the Notes ($80.2 million) less deferred tax assets ($29.9 million) and the portion of the original debt issuance costs allocated to equity ($2.1 million).
(3)	The adjustment to accumulated deficit at October 31, 2009 includes the amortization of the discount from the issuance date ($33.5 million) and an adjustment to the previously reported gain on the April 2009 repurchase of the Notes ($5.7 million) less a valuation allowance for deferred tax on the equity component ($29.9 million) and the reduction in debt issuance costs amortization for the portion allocated to equity at the date of issuance ($1.0 million).

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of October 31,
	2008			2007
	As Reported	ASC 470-20 Adjustments	As Adjusted	As Reported	ASC 470-20 Adjustments	As Adjusted
Assets:
Deferred tax assets-current	$9,465	$(520)	$8,945	$23,854	$(4,875)	$18,979
Debt issuance costs	11,704	(1,591)	10,113	67,796	(23,171)	44,625
Deferred tax assets-long-term	1,276	—	1,276	12,855	(2,056)	10,799
Total assets	1,079,752	(2,111)	1,077,641	1,547,309	(30,102)	1,517,207
Liabilities:
Deferred tax liabilities-long-term	68,928	(520)	68,408	87,142	—	87,142
Long-term debt, less current portion	543,357	(61,179)	482,178	547,766	(75,380)	472,386
Stockholders’ equity:
Additional paid-in capital (2)	655,974	48,247	704,221	635,404	48,187	683,591
Accumulated deficit (3)	(504,173)	11,341	(492,832)	(77,484)	(2,909)	(80,393)
Total liabilities and equity	$1,079,752	$(2,111)	$1,077,641	$1,547,309	$(30,102)	$1,517,207

Note 5. Financings

Our financings as of October 31, 2010 and 2009 consisted of the following (in thousands):

	October 31,
	2010	2009
Term B Loan	$221,250	$226,250
Senior convertible notes (1)	251,458	241,750
Other	803	864

Total	473,511	468,864
Less current portion	(5,280)	(5,699)

Long-term portion	$468,231	$463,165

(1)	Amount for the fiscal year ended October 31, 2009 has been adjusted to reflect the retroactive application of ASC 470-20. See Note 4. Accounting Changes — Convertible Debt Instruments.

Secured Credit Facility

On October 31, 2006, our principal subsidiary, VeriFone, Inc., entered into a credit agreement (the “Credit Facility”) consisting of a Term B Loan facility of $500.0 million and a revolving loan permitting borrowings of up to $40.0 million. The maturity dates on the components of the Credit Facility are October 31, 2012 for the revolving loan and October 31, 2013 for the Term B Loan. Principal payments on the Term B Loan are due in equal quarterly installments aggregating $5.0 million per year over the seven-year term on the last business day of each calendar quarter with the balance due on maturity.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Lehman Commercial Paper, Inc. (“Lehman CP”), a lender in the revolving loan, declared bankruptcy in October 2008. Under the terms of the Credit Facility, we declared Lehman CP a defaulting lender and removed Lehman CP as a lender in the revolving loan. Therefore, as of October 31, 2010 and 2009, $25.0 million was available to us under the revolving loan. We do not expect to obtain a replacement lender for Lehman CP under the revolving loan.

We pay a commitment fee on the unused portion of the revolving loan credit facility at a rate that varies depending upon our consolidated total leverage ratio. We were paying a commitment fee at a rate of 0.425% per annum as of October 31, 2010 and 2009.

At our option, the Term B loan and the revolving loan can bear interest at “Base Rate” or “Eurodollar Rate”. Base Rate loans bear interest at a per annum rate equal to a margin over the greater of the Federal Funds rate plus 0.50% or the JP Morgan prime rate. For the Base Rate Term B loan, the margin was 1.75% as of October 31, 2010 and 2009. For the Base Rate revolving loan, the margin varies depending upon our consolidated leverage ratio and was 1.00% as of October 31, 2010 and 2009.

Eurodollar Rate loans bear interest at a margin over the one-, two-, three- or six-month LIBOR rate. The margin for the Eurodollar Rate Term B loan was 2.75% as of October 31, 2010 and 2009. The margin for the Eurodollar Rate revolving loan varies depending upon our consolidated leverage ratio and was 2.00% as of October 31, 2010 and 2009.

As of October 31, 2010, the Term B loan bore interest at 2.75% over the one-month LIBOR rate of 0.26% for a total of 3.01%. As of October 31, 2009, the Term B loan bore interest at 2.75% over the one-month LIBOR rate of 0.25% for a total of 3.00%.

We have repaid $278.7 million principal of our Term B loan through October 31, 2010. As of October 31, 2010 and 2009, the outstanding balance on the Term B loan was $221.3 million and $226.3 million, respectively.

As of October 31, 2010, the revolving loan credit facility bore interest at 2.00% over the one-month LIBOR rate of 0.26% for a total of 2.26%. As of October 31, 2009, the revolving loan credit facility bore interest at 2.00% over the one-month LIBOR rate of 0.25% for a total of 2.25%. As of October 31, 2010 and 2009, no amounts were outstanding under the revolving loan.

The terms of the Credit Facility require us to comply with financial covenants, including maintaining leverage and fixed charge coverage ratios at the end of each fiscal quarter. As of October 31, 2010, we were required to maintain a total leverage ratio of not greater than 3.5 to 1.0 and a fixed charge coverage ratio of at least 2.0 to 1.0. Total leverage ratio is equal to total debt less cash as of the end of a reporting fiscal quarter divided by consolidated EBITDA, as adjusted, for the most recent four consecutive fiscal quarters. Fixed charge coverage ratio is, all for the most recent four consecutive fiscal quarters, the ratio of (a) consolidated EBITDA, as

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adjusted, less capital expenditures, as adjusted, and cash tax payments, over (b) the sum of cash interest expense and scheduled debt payments. Some of the financial covenants become more restrictive over the term of the Credit Facility. Noncompliance with any of the financial covenants without cure or waiver would constitute an event of default under the Credit Facility. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of repayment of the principal and interest outstanding and a termination of the loan. The Credit Facility also contains non-financial covenants that restrict some of our activities, including our ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures, and engage in specified transactions with affiliates. The terms of the Credit Facility permit prepayments of principal and require prepayments of principal upon the occurrence of certain events including among others, the receipt of proceeds from the sale of assets, the receipt of excess cash flow as defined, and the receipt of proceeds of certain debt issues. The Credit Facility also contains customary events of default, including defaults based on events of bankruptcy and insolvency; nonpayment of principal, interest, or fees when due, subject to specified grace periods; breach of specified covenants; change in control; and material inaccuracy of representations and warranties. In addition, if our leverage exceeds a certain level set out in our Credit Facility, a portion of our excess cash flows must be used to pay down our outstanding debt. We were in compliance with the financial and non-financial covenants as of October 31, 2010 and 2009.

1.375% Senior Convertible Notes

On June 22, 2007, we issued and sold $316.2 million aggregate principal amount of 1.375% Senior Convertible Notes due in June 2012 in an offering through Lehman Brothers and JP Morgan Securities Inc. (together “initial purchasers”) to qualified institutional buyers pursuant to Section 4(2) and Rule 144A under the Securities Act. The net proceeds from the offering, after deducting transaction costs, were approximately $307.9 million. We incurred approximately $8.3 million of debt issuance costs. The transaction costs, consisting of the initial purchasers’ discounts and offering expenses, were primarily recorded in debt issuance costs, net and are being amortized to interest expense using the effective interest method over five years. We will pay 1.375% interest per annum on the principal amount of the Notes, payable semi-annually in arrears in cash on June 15 and December 15 of each year, commencing on December 15, 2007, subject to increase in certain circumstances as described below.

As discussed in Note 4. Accounting — Changes Convertible Debt Instruments, we separately account for the liability and equity components of the Notes.

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

As of October 31, 2010 and 2009, the remaining par values of the Notes were $277.3 million and $282.7 million, respectively.

The Notes were issued under the Indenture between VeriFone and U.S. Bank National Association, as trustee. Each $1,000 of principal of the Notes are initially convertible into 22.719 shares of VeriFone common stock, which is equivalent to a conversion price of approximately $44.02 per share, subject to adjustment upon the occurrence of specified events. Holders of the Notes may convert their Notes prior to maturity during specified periods as follows: (1) on any date during any fiscal quarter beginning after October 31, 2007 (and only

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (2) at any time on or after March 15, 2012; (3) if we distribute, to all holders of our common stock, rights or warrants (other than pursuant to a rights plan) entitling them to purchase, for a period of 45 calendar days or less, shares of our common stock at a price less than the average closing sale price for the ten trading days preceding the declaration date for such distribution; (4) if we distribute, to all holders of our common stock, cash or other assets, debt securities, or rights to purchase our securities (other than pursuant to a rights plan), which distribution has a per share value exceeding 10% of the closing sale price of our common stock on the trading day preceding the declaration date for such distribution; (5) during a specified period if certain types of fundamental changes occur; or (6) during the five business-day period following any five consecutive trading-day period in which the trading price for the Notes was less than 98% of the average of the closing sale price of our common stock for each day during such five trading-day period multiplied by the then current conversion rate. Upon conversion, we would pay the holder the cash value of the applicable number of shares of our common stock, up to the principal amount of the note. Amounts in excess of the principal amount, if any, will be paid in stock.

As of October 31, 2010, none of the conditions allowing holders of the Notes to convert had been met. If a fundamental change, as defined in the Indenture, occurs prior to the maturity date, holders of the Notes may require us to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest (including additional interest, if any) up to, but excluding, the repurchase date.

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

In connection with the offering of the Notes, we entered into note hedge transactions with affiliates of the initial purchasers (the “counterparties”), consisting of Lehman Brothers OTC Derivatives (“Lehman Derivatives”) and JP Morgan Chase Bank, National Association, London Branch. These note hedge transactions serve to reduce the potential dilution upon conversion of the outstanding Notes in the event that the volume weighted average price of our common stock on each trading day of the relevant conversion period or other relevant valuation period for the Notes is greater than $44.02 per share. The cost of the note hedge transactions was approximately $80.2 million. The note hedge transactions are set to expire on the earlier of the last day on which any Notes remain outstanding and June 14, 2012. The filing by Lehman Brothers of a voluntary Chapter 11 bankruptcy petition in September 2008 constituted an “event of default” under the note hedge transaction with Lehman Derivatives and the related guaranty by Lehman Brothers, giving us the immediate right to terminate the note hedge transaction and entitling us to claim reimbursement for the loss incurred in terminating and closing out the transaction. Lehman Derivatives and Lehman Brothers’ ability to perform their obligations under the note hedge transaction is unclear. To date we have not recovered any amounts or reimbursement related to the note hedge transactions with Lehman Derivatives and there can be no assurance we will ever receive any amounts, reimbursement or recovery related to the obligations of Lehman Derivatives and Lehman Brothers with respect to this note hedge transaction.

Excluding the note hedge transaction with Lehman Derivatives and net of the extinguishment of a portion of our outstanding Notes through repurchases as described above, as of October 31, 2010, we held note hedge transactions that reduce the potential dilution by one half upon conversion of the outstanding Notes in the event that the volume weighted average price of our common stock on each trading day of the relevant conversion period or other relevant valuation period for the Notes is greater than $44.02.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, we sold warrants to the counterparties whereby they have the option to purchase up to approximately 7.2 million shares of VeriFone common stock at a price of $62.356 per share. We received approximately $31.2 million in cash proceeds from the sale of these warrants. The warrants expire in equal amounts on each trading day from December 19, 2013 to February 3, 2014.

The cost incurred in connection with the note hedge transactions and the proceeds from the sale of the warrants, are included as a net reduction in additional paid-in capital in the accompanying Consolidated Balance Sheets as of October 31, 2010 and 2009, in accordance with the guidance in ASC 815-40 Derivatives and Hedging-Contracts in Entity’s Own Equity.

Banker’s Acceptances

We received $3.6 million as advances against banker’s acceptances in the second quarter of fiscal year 2010. This balance was repaid during the fiscal year ended October 31, 2010.

Principal Payments

Principal payments due for financings over the next three years are as follows (in thousands):

Fiscal Years Ending October 31:
2011	$5,280
2012	256,981
2013	211,250

$473,511

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

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents our assets and liabilities that were measured at fair value on a recurring basis as of October 31, 2010 and 2009, classified by the level within the fair value hierarchy (in thousands):

	October 31, 2010
	Carrying Value	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$252,041	$252,041	$—	$—
Israeli severance funds	2,035	—	2,035	—
Foreign exchange forward contracts	139	—	139	—

Total assets measured and recorded at fair value	$254,215	$252,041	$2,174	$—

Liabilities
Acquisition related earn-out payable	$2,960	$—	$—	$2,960
Foreign exchange forward contracts	11	—	11	—

Total liabilities measured and recorded at fair value	$2,971	$—	$11	$2,960

	October 31, 2009
	Carrying Value	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$123,348	$123,348	$—	$—
Israeli severance funds	2,420	—	2,420	—
Foreign exchange forward contracts	189	—	189	—

Total assets measured and recorded at fair value	$125,957	$123,348	$2,609	$—

Liabilities
Foreign exchange forward contracts	$16	$—	$16	$—

Total liabilities measured and recorded at fair value	$16	$—	$16	$—

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

Fair Value of Acquisition Related Earn-outs Payable

We recorded the fair value of earn-outs at acquisition for two of our acquisitions in fiscal year 2010 (see Note 17. Business Acquisitions). There were no changes to the fair values recorded as of October 31, 2010.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7. Derivative Financial Instruments

Effective February 1, 2009, we adopted ASC 815 (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement 133). We applied the requirements of this standard on a prospective basis. Accordingly, disclosures related to interim periods prior to the date of adoption have not been presented.

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

Foreign exchange forward contracts, both designated and not designated as hedging instruments pursuant to ASC 815 Derivatives and Hedging, are recognized either as assets or liabilities on the Consolidated Balance Sheets at fair value at the end of each reporting period.

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

We had no cash flow hedges as of October 31, 2010. As of October 31, 2009, there was one cash flow hedge open to sell Brazilian reais with a remaining notional amount of $1.9 million which matured in November 2009. A loss of $0.1 million was recorded in AOCI for this contract as of October 31, 2009. No cash flow hedges were discontinued during the fiscal years ended October 31, 2010, and 2009.

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

Gains or losses resulting from changes in the fair value of these foreign exchange forward contracts are recorded as other income (expense), net, in the Consolidated Statements of Operations.

As of October 31, 2010, the notional amounts of the forward contracts we held to purchase and sell U.S. Dollars in exchange for other major international currencies were $52.5 million and $1.9 million, respectively. As of October 31, 2009, the notional amounts of the forward contracts we held to purchase and sell U.S. Dollars in exchange for other major international currencies were $50.9 million and $13.9 million, respectively.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of our outstanding derivative instruments were $0.1 million and $0.2 million as of October 31, 2010 and 2009, respectively.

The effects of derivative instruments designated as cash flow hedges on income and AOCI are not material for the years ended October 31, 2010 and 2009.

We recorded foreign exchange contract losses of $0.8 million and $7.5 million during the fiscal years ended October 31, 2010 and 2009, respectively, for derivative instruments not designated as hedging instruments. These losses are included in Other Income (expense), net in our Consolidated Statements of Operations.

Note 8. Other Income (Expense) and Comprehensive Income (Loss)

Other Income (Expense), net

Other income (expense), net consisted of the following (in thousands):

	Years Ended October 31,
	2010	2009	2008
Foreign currency transaction gains (losses), net	$(1,951)	$5,464	$(16,167)
Foreign currency contract gains (losses), net	(807)	(7,512)	4,841
Gains on reversal of pre-acquisition contingency	6,692	—	—
Gains (losses) on debt extinguishment (1)	61	7,479	—
Impairment of equity investment	(1,852)	—	(2,236)
Other income (expense), net	744	285	381

	$2,887	$5,716	$(13,181)

(1)	Amount for the fiscal year ended October 31, 2009 has been adjusted to reflect the retroactive application of ASC 470-20. See Note 4. Accounting Changes — Convertible Debt Instruments.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax, consisted of the following (in thousands):

	October 31,
	2010	2009
Foreign currency translation adjustments	$(5,369)	$(4,508)
Unrealized loss on cash flow hedge	—	(82)
Unfunded portion of pension plan obligations	(1,226)	(1,447)

Accumulated other comprehensive loss	$(6,595)	$(6,037)

Note 9. Income Taxes

Income (loss) before income taxes consisted of the following (in thousands):

	Years Ended October 31,
	2010	2009 (1)	2008 (1)
U.S.	$28,656	$(67,291)	$(72,185)
Foreign	49,589	(80,918)	(293,049)

	$78,245	$(148,209)	$(365,234)

(1)	Amounts for the fiscal years ended October 31, 2009 and 2008 have been adjusted to reflect the retroactive application of ASC 470-20. See Note 4. Accounting Changes — Convertible Debt Instruments.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for (benefit from) income taxes consisted of the following (in thousands):

	Years Ended October 31,
	2010	2009 (1)	2008 (1)
Current:
Federal	$(22,146)	$(5,913)	$(2,253)
State	316	167	(293)
Foreign	12,948	17,296	19,814

	(8,882)	11,550	17,268

Deferred:
Federal	—	(2,184)	27,690
State	—	(203)	5,564
Foreign	(11,700)	83	(4,684)

	(11,700)	(2,304)	28,570

	$(20,582)	$9,246	$45,838

(1)	Amounts for the fiscal years ended October 31, 2009 and 2008 have been adjusted to reflect the retroactive application of ASC 470-20. See Note 4. Accounting Changes — Convertible Debt Instruments.

A reconciliation of taxes computed at the federal statutory income tax rate to the provision for (benefit from) income taxes is as follows (in thousands):

	Years Ended October 31,
	2010	2009 (1)	2008 (1)
Provision for (benefit from) income taxes computed at the federal statutory rate	$27,386	$(51,873)	$(127,832)
State income tax	205	(36)	5,271
Foreign income tax rate differential	(12,127)	(17,805)	(33,148)
Goodwill and intangibles impairment	—	43,221	91,862
Valuation allowance, net	14,424	31,505	110,035
Stock compensation	432	2,731	740
Deduction for worthless stock of a subsidiary	(54,013)	—	—
Unrealized inter-company profits	2,039	1,797	(378)
Other	1,072	(294)	(712)

	$(20,582)	$9,246	$45,838

(1)	Amounts for the fiscal years ended October 31, 2009 and 2008 have been adjusted to reflect the retroactive application of ASC 470-20. See Note 4. Accounting Changes — Convertible Debt Instruments.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of our deferred tax assets and liabilities were as follows (in thousands):

	Years Ended October 31,
	2010	2009
Deferred tax assets:
Inventories	$6,696	$10,222
Loss carry forwards	41,473	25,013
Accrued expenses and reserves	21,824	20,126
Deferred revenue	25,386	17,317
Depreciation	2,129	2,211
Basis differences in deductible goodwill and purchased intangibles	142,531	139,195
Other	1,779	1,296
Stock option compensation	17,152	14,902
Amortizable debt costs	1,844	17,925
Foreign taxes on basis differences	67,530	77,086
Foreign tax credit carry forwards	48,538	27,381

Total deferred tax assets	376,882	352,674

Valuation allowance	(319,730)	(312,845)

Deferred tax liabilities:
Basis differences on purchased intangibles	(12,263)	(11,454)
Unrealized foreign currency gains	(3,879)	(4,484)
Depreciation	(3,636)	(1,268)
Basis differences in investments in foreign subsidiaries	(70,515)	(70,573)
Other	(8,454)	(8,402)

Total deferred tax liabilities	(98,747)	(96,181)

Net deferred tax liabilities	$(41,595)	$(56,352)

We recorded an income tax benefit of $20.6 million and an income tax provision of $9.2 million for the fiscal years ended October 31, 2010 and 2009, respectively. The income tax benefit recorded for the fiscal year ended October 31, 2010 is primarily attributable to the recognition of a worthless stock deduction.

We determined that one of our U.K. subsidiaries is insolvent on a fair market value basis and that it became worthless during the year resulting in a worthless stock deduction of $154.0 million for U.S. tax purposes. We will carry back the majority of the loss generated from this transaction to fiscal years 2005 and 2006 to obtain a cash refund of approximately $20.0 million.

As of October 31, 2010, we have recorded a net deferred tax liability of $41.6 million. The realization of the deferred tax assets is primarily dependent on us generating sufficient U.S. and foreign taxable income in future fiscal years. We have recorded a $6.0 million deferred tax asset in the United States which we believe is more likely than not to be realized. We have determined that it is not more likely than not that the remaining deferred tax assets in the United States and deferred taxes in certain foreign jurisdictions will be realized. Therefore we have recorded a full valuation allowance against these assets as of October 31, 2010 The valuation allowance for deferred tax assets is $319.7 million and $312.8 million, as of October 31, 2010 and 2009, respectively. Our

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deferred tax asset valuation allowance increased by $6.9 million for the fiscal year ended October 31, 2010 primarily attributable to increases in the net operating loss and foreign tax credit carry forwards during the year. There was no adjustment to goodwill for the fiscal year ended October 31, 2010 and goodwill was reduced by approximately $4.9 million during the fiscal year ended October 31, 2009 related to valuation allowances on prior acquisitions. We adopted ASC 805 in the first quarter of the fiscal year ended October 31, 2010. Post adoption of ASC 805, the reversal of acquisition related deferred tax assets subject to valuation allowances did not result in modifications to goodwill.

Tax loss carry forwards of $232.0 million are primarily related to tax losses in Ireland of $165.0 million, in the United States of $49.0 million, the United Kingdom of $7.5 million, in Israel of $4.7 million, and various other non-U.S. countries of $5.8 million. Approximately $178.3 million of foreign tax losses may be carried forward indefinitely. The remaining balance of approximately $53.7 million of tax losses is subject to limited carry forward terms of 5 to 20 years.

We acquired the stock of Semtek Innovative Solutions Corporation on September 8, 2010. Semtek had net operating loss carry forwards of approximately $24.0 million at acquisition. The utilization of the acquired net operating losses may be restricted due to change in ownership provisions of Section 382 of the Internal Revenue Code.

As of October 31, 2010, we have recorded U.S. foreign tax credit carry forwards of $48.5 million, which will expire at various dates beginning in 2015, if not utilized.

We recognize deferred tax liabilities associated with outside basis differences on investments in foreign subsidiaries unless the difference is considered essentially permanent in duration. As of October 31, 2010, we have recorded a deferred tax liability of $70.5 million associated with $218.0 million of taxable outside basis differences which are not considered permanently reinvested. We have not recorded deferred taxes on approximately $138.0 million of undistributed earnings as they are considered permanently reinvested. As of October 31, 2010, the determination of the unrecorded deferred tax liability related to these earnings is not practicable. If circumstances change and it becomes apparent that some or all of the undistributed earnings will not be invested indefinitely, or will be remitted in the foreseeable future, an additional deferred tax liability will be recorded for some or all of the outside basis difference.

We revised the terms and conditions of the Singapore Pioneer Tax Holiday for fiscal years 2006 through 2011. We expect to maintain our Pioneer status tax rate of 0% in Singapore through the holiday period. The tax benefit of the tax holiday for the years ended October 31, 2010, 2009 and 2008 was $8.3 million ($0.10 per diluted share), $4.2 million ($0.05 per diluted share) and $1.2 million ($ 0.01 per diluted share), respectively.

We have Tax Holidays in Turkey, Uruguay and India. The Tax Holidays in Turkey and Uruguay do not have expiration dates provided that we comply with the local tax law requirements. The Tax Holiday in India expires in fiscal 2011. The combined Tax Holiday benefit was not significant and had an insignificant impact on earnings per share for the fiscal years 2010 and 2009.

We are currently under audit by the Internal Revenue Service (“IRS”) for fiscal years 2003 and 2004 and have been notified of an audit for fiscal year 2006. The fiscal years 2003 and 2004 examination was concluded during the year and the IRS issued a Notice of Proposed Adjustment (NOPA) assessing additional tax liability of $5.0 million and $12.0 million for the fiscal years 2003 and 2004, respectively. A majority of these adjustments would result in a corresponding reduction in tax liability in future years. We have formally protested the NOPA and the case is now at appeals. We believe that the IRS adjustments are without merit and that we will be successful in resolving the unagreed issues at the appeals level. The tax liability associated with the agreed adjustments has been accrued in the consolidated financial statements.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We also have certain foreign subsidiaries under audit by foreign tax authorities, including Israel for calendar years 2006 to 2008, Mexico for calendar year 2007, and India for calendar years 2005 to 2009. Although we believe we have properly provided for income taxes for the years subject to audit, the Israeli, Mexican, and Indian taxing authorities may adopt different interpretations. We have not yet received any final determinations with respect to these audits. We have accrued tax liabilities associated with these audits. With few exceptions, we are no longer subject to tax examination for periods prior to 2003.

The aggregate changes in the balance of gross unrecognized tax benefits under ASC 740-10 were as follows (in thousands):

	Years Ended October 31,
	2010	2009	2008
Beginning Balance	$30,000	$28,200	$19,200
Lapse of statute of limitations	(1,800)	(900)	(1,300)
Increases in balances related to tax positions taken during prior periods	2,100	4,400	1,500
Decreases in balances related to tax positions taken during prior periods	(3,500)	(4,000)	(800)
Increases in balances related to tax positions taken during current period	3,200	2,300	9,600

Ending Balance	$30,000	$30,000	$28,200

The total gross unrecognized tax benefits of $30.0 million at October 31, 2010 and 2009, if recognized, will affect our effective tax rate.

As of October 31, 2010 and 2009, we had accrued interest and penalties related to unrecognized tax benefits of $8.3 million and $8.4 million (net of tax benefit), respectively. During fiscal year 2010, interest and penalties related to unrecognized tax benefits decreased by $0.1 million compared to fiscal year 2009, and were recognized in the provision for income taxes.

The amount of unrecognized tax benefits could be reduced upon closure of tax examinations or if the statute of limitations on certain tax filings expires without assessment from the tax authorities. We believe that it is reasonably possible that there could be a reduction in unrecognized tax benefits due to statute of limitation expirations in multiple tax jurisdictions during the next 12 months of zero to $5.0 million. Interest and penalties accrued on these uncertain tax positions will also be released upon the expiration of statutes of limitations.

Note 10. Stockholders’ Equity

Common and Preferred Stock

On October 8, 2008, our stockholders approved an amendment to the Certificate of Incorporation increasing the authorized shares of Common Stock from 100,000,000 to 200,000,000 shares, par value $0.01 per share. In addition, we have 10,000,000 authorized shares of Preferred Stock, par value $0.01. The holder of each share of Common Stock has the right to one vote. The Board of Directors has the authority to issue the undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. As of October 31, 2010 and October 31, 2009, there were no shares of Preferred Stock outstanding and there were 86,831,711 and 84,544,086 shares of Common Stock outstanding, respectively.

Stock Option Plans

We had a total of 9,797,413 stock options, 709,990 restricted stock units (“RSUs”) and 300,000 shares of restricted stock (“RSA”) outstanding as of October 31, 2010. The number of shares that remained available for future grants under the 2006 Equity Incentive Plan was 1,704,155 as of October 31, 2010.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New Founders’ Stock Option Plan

In April 2003, we adopted the New Founders’ Stock Option Plan (the “New Founders’ Plan”) for our executives and employees. A total of 1,500,000 shares of our Common Stock were reserved for issuance under the New Founders’ Plan. We are no longer granting options under the New Founders’ Plan and will retire any options cancelled thereafter. Option awards under the New Founders’ Plan were generally granted with an exercise price equal to the market price of our stock on the date of grant. Those option awards generally vest in equal annual amounts over a period of five years from the date of grant and have a maximum term of ten years.

Outside Directors’ Stock Option Plan

In January 2005, we adopted the Outside Directors’ Stock Option Plan (the “Directors’ Plan”) for members of our Board of Directors who are not our employees or representatives of major stockholders. A total of 225,000 shares of our Common Stock have been reserved for issuance under the Directors’ Plan. We will no longer grant options under the Directors’ Plan and will retire any options cancelled thereafter. Stock options granted generally vest over a period of four years from the date of grant and have a maximum term of seven years.

2005 Equity Incentive Option Plan

On April 29, 2005, we adopted the 2005 Equity Incentive Option Plan (the “EIP Plan”) for our executives and employees, and other individuals who provide services to us. A total of 3,100,000 shares of our Common Stock have been reserved for issuance under the EIP Plan. We will no longer grant options under the EIP Plan and will retire any options cancelled thereafter. Option awards were generally granted with an exercise price equal to the market price of our stock at the date of grant. Those options generally vest over a period of four years from the date of grant and have a maximum term of seven years.

Lipman Plans

In November 2006, we completed our acquisition of Lipman. As part of the acquisition consideration, we issued 13,462,474 shares of its common stock and assumed all of Lipman’s outstanding options totaling 3,375,527 options. We no longer grant options under the Lipman Plans and will retire any options cancelled thereafter.

2006 Equity Incentive Plan

In March 2006, our stockholders approved the 2006 Equity Incentive Plan (the “2006 Plan”) for our officers, directors, employees, and consultants. Upon approval of the 2006 Plan a total of 9,000,000 shares of our Common Stock were reserved for issuance. On October 8, 2008, the stockholders approved an amendment to the 2006 Plan increasing the shares reserved for issuance to 13,200,000. Awards are granted with an exercise price equal to the market price of our Common Stock at the date of grant except for restricted stock units (“RSUs”). The awards generally vest over a period of four years from the date of grant and have a maximum term of seven years. Any shares granted as stock options and stock appreciation rights shall be counted as one share for every share granted. Any RSUs granted shall be counted as 1.75 shares for every RSU granted for the purpose of the number of shares issuable under the 2006 Plan. Option awards were generally granted with an exercise price equal to the market price of our stock at the day of grant.

All Plans

The total proceeds received from employees as a result of employee stock option exercises under all plans for each of the fiscal years ended October 31, 2010, 2009, and 2008 were $12.8 million, $0.5 million, and $3.0

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million, respectively. We did not recognize any tax benefits in connection with the exercises during the fiscal years ended October 31, 2010 and 2009. We recognized $0.5 million of tax benefits in the fiscal year ended October 31, 2008.

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

In January 2010, we granted 0.4 million options and RSUs to selected executives under the 2006 Equity Incentive Plan whose vesting is contingent upon meeting certain financial targets for the fiscal year 2010 set by the Board of Directors. The fair value of the RSUs was based on the stock price on the date of grant. The goals set by the board were met for fiscal year 2010 and the RSUs and options will vest in fiscal year 2011.

We estimate the grant-date fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of ASC 718 Compensation-Stock Compensation, using the weighted-average assumptions noted in the following table. Expected volatility of the stock is based on a blend of our peer group in the industry in which we conduct our business and our historical stock volatility. The expected term represents the period of time that options granted are expected to be outstanding. The expected term of options granted is derived from the historical actual term of option grants and an estimate of future exercises during the remaining contractual period of the option. The average risk-free rate is based on the U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the options used in the Black-Scholes valuation model. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of our original estimates of fair value under ASC 718. The fair value of each RSU and RSA is equal to the market value of our common stock on the date of grant. We estimate forfeitures of options, RSUs and RSAs based on historical experience and record compensation expense only for those awards that are expected to vest.

Our assumptions subsequent to adoption of ASC 718 are as follows:

	Years Ended October 31,
	2010	2009	2008
Expected term of the options	4 years	4 years	3 years
Risk-free interest rate	1.5%	2.1%	2.5%
Expected stock price volatility	69.7%	64.0%	52.2%
Expected dividend rate	0.0%	0.0%	0.0%

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the stock-based compensation expense recognized in accordance with ASC 718 during the fiscal years ended October 31, 2010, 2009, and 2008 (in thousands):

	Years Ended October 31,
	2010	2009	2008
Cost of net revenues	$1,071	$1,714	$1,521
Research and development	2,683	4,976	4,910
Sales and marketing	8,991	7,495	6,157
General and administrative	8,321	8,688	5,328

Total stock-based compensation	$21,066	$22,873	$17,916

In fiscal year 2009, as a result of the cancellation of certain stock option grants voluntarily surrendered by two employees, we expensed all previously unrecognized compensation cost of such stock option grants amounting to $3.9 million as of the cancellation dates.

As of October 31, 2010, total unrecognized compensation expense adjusted for estimated forfeitures related to unvested stock options, and RSUs and RSAs was $38.3 million and $10.9 million, respectively, which is expected to be recognized over the remaining weighted-average vesting periods of 2.7 years for stock options and 2.8 years for RSUs and RSAs.

Stock Option Activity

The following table provides a summary of stock option activity under all of the equity incentive plans described above for the year ended October 31, 2010:

	Shares Under Option (Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Thousands)
Outstanding at October 31, 2009	12,049	$18.06
Options exchange-granted (1)	1,475	$14.29
Granted	1,545	$20.34
Exercised	(1,333)	$9.59
Options exchange-cancelled (1)	(3,322)	$31.96
Cancelled	(259)	$12.88
Expired	(357)	$28.75

Outstanding at October 31, 2010	9,798	$14.04	5.2	$194,867

Vested or expected to vest at October 31, 2010	8,966	$14.09	5.1	$177,952

Exercisable at October 31, 2010	3,319	$15.98	4.1	$60,073

(1)	Represents options granted and cancelled in connection with the Offer to Exchange as described above.

The weighted-average grant date fair value per option granted during each of the fiscal years 2010, 2009, and 2008 was $10.75, $3.63, and $7.29, respectively. The total intrinsic value of options exercised during each of the fiscal years 2010, 2009, and 2008 was $16.5 million, $0.5 million and $5.3 million, respectively.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes RSUs and RSAs activity for the year ended October 31, 2010:

	Shares (Thousands)	Aggregate Intrinsic Value (Thousands)
Outstanding at October 31, 2009	47
Granted	999
Vested	(36)
Forfeited	—

Outstanding at October 31, 2010	1,010	$34,168

Expected to vest at October 31, 2010	966	$32,679

The weighted-average grant date fair value per share of RSUs and RSAs granted during each of the fiscal years 2010, 2009, and 2008, was $18.26, $5.30 and $19.81, respectively. The total fair value of RSUs that vested in fiscal years 2010, 2009 and 2008 was $0.6 million, $0.3 million and $1.9 million, respectively.

Note 11. Employee Benefit Plans

401(k) and Pension Plans

We maintain a defined contribution 401(k) plan for our U.S. employees that allows eligible employees to contribute up to 60% of their pretax salary up to the maximum allowed under Internal Revenue Service regulations. During the fiscal years ended October 31, 2010, 2009 and 2008, we made zero, $1.2 million, and $2.2 million, respectively, of discretionary employer matching contributions to this plan. We temporarily suspended our discretionary contribution from May 16, 2009 through October 31, 2010. Effective November 1, 2010, we resumed our discretionary employer matching contribution to the 401(k) plan.

We have a defined benefit plan for our employees in Taiwan, as required by local laws. The unfunded portion of the pension plan’s obligations was $1.1 million and $1.4 million as of October 31, 2010 and 2009. These balances were included in other long-term liabilities in the Consolidated Balance Sheets. Our fiscal year end date, October 31, is the measurement date for the plan. Net pension costs were approximately $0.3 million for each of the fiscal years ended October 31, 2010, 2009 and 2008.

Israeli Severance Funds

Our liability for severance funds to our Israeli employees is calculated pursuant to Israeli severance fund law based on salary of the employee multiplied by the number of years of employment of such employee as of the applicable balance sheet date. Our Israeli employees are entitled to one month’s salary for each year of employment, or a pro-rata portion thereof. We fund the liability by monthly deposits into severance funds. Severance funds expense totaled approximately $1.4 million, $1.4 million and $1.7 million for the fiscal years ended October 31, 2010, 2009 and 2008, respectively. The accrued severance funds liability as of October 31, 2010 and 2009 was $3.2 million and $3.8 million, respectively.

Note 12. Net Income (Loss) per Share of Common Stock

Basic net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per share of common stock is computed using the weighted average number of shares of common stock outstanding

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following details the computation of net income (loss) per share of common stock (in thousands, except per share data):

	Years Ended October 31,
	2010	2009	2008
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss) (1)	$98,827	$(157,455)	$(411,072)

Denominator:
Weighted average shares basic	85,203	84,473	84,220
Weighted average effect of dilutive securities:
Stock options, RSUs and RSAs	2,582	—	—

Weighted average shares diluted	87,785	84,473	84,220

Net income (loss) per share:
Basic (1)	$1.16	$(1.86)	$(4.88)

Diluted (1)	$1.13	$(1.86)	$(4.88)

(1)	Amounts for the fiscal years ended October 31, 2009 and 2008 have been adjusted to reflect the retroactive application of ASC 470-20. See Note 4. Accounting Changes — Convertible Debt Instruments.

For the years ended October 31, 2010, 2009, and 2008, options and stock awards to purchase 3.4 million, 12.1 million and 9.1 million shares of common stock, respectively, were excluded from the calculation of weighted average shares for diluted net income (loss) per share as they were anti-dilutive. These awards could be included in the calculation in the future if the market value of the common shares increases.

The Notes are considered to be Instrument C securities as defined by ASC 815-15-55-18 (formerly EITF No. 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion), therefore, only the conversion spread relating to the Notes is included in our diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread of the Notes has a dilutive effect when the average share price of our common stock during the period exceeds $44.02. The average share price of our common stock during the fiscal years ended October 31, 2010, 2009, and 2008 did not exceed $44.02, therefore the effect of the Notes was anti-dilutive for those periods.

Warrants to purchase 7.2 million shares of our common stock were outstanding at October 31, 2010, 2009 and 2008 but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the average share price of our common stock during the fiscal years ended October 31, 2010, 2009 and 2008; therefore, the effect of the warrants was anti-dilutive for those periods.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13. Commitments and Contingencies

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

In connection with the acquisition of Clear Channel Taxi Media, LLC (“CCTM”) in December 2009, we assumed approximately $52.2 million of non-cancelable operating leases which mainly represent future payments for the rights to place advertising on taxicabs. As of October 31, 2010, the remaining outstanding obligations for these non-cancelable operating leases were $33.0 million.

Future minimum lease payments, including CCTM, and sublease rental income under these leases as of October 31, 2010, were as follows (in thousands):

Fiscal Years Ending October 31:	Minimum Lease Payments	Sublease Rental Income	Net Minimum Lease Payments
2011	$34,951	$(297)	$34,654
2012	17,092	(306)	16,786
2013	7,257	(316)	6,941
2014	3,825	(326)	3,499
2015	2,986	(336)	2,650
Thereafter	2,099	(259)	1,840

Total	$68,210	$(1,840)	$66,370

Rent expense was approximately $13.4 million, $12.9 million and $16.1 million for the fiscal years ended October 31, 2010, 2009, and 2008, respectively. For the fiscal year ended October 31, 2010, we also incurred $12.3 million of net rent expense for non-cancellable operating leases we assumed as part of the CCTM acquisition.

Manufacturing Agreements

We work on a purchase order basis with third-party contract manufacturers with facilities in China, Singapore, Israel and Brazil, and component suppliers located throughout the world to supply nearly all of our finished goods inventories, spare parts, and accessories. We generally provide each such supplier with a purchase order to cover the manufacturing requirements, which constitutes a binding commitment by us to purchase materials and finished goods produced by the manufacturer as specified in the purchase order. These purchase orders are generally considered to be non-cancellable and are expected to be paid within one year of the issuance date. As of October 31, 2010, the amount of purchase commitments issued to contract manufacturers and component suppliers totaled approximately $63.6 million. Of this amount, $8.1 million has been recorded in Other Current Liabilities in the accompanying Consolidated Balance Sheets because these commitments are not expected to have future value to us.

We utilize a limited number of third parties to manufacture our products and rely upon these contract manufacturers to produce and deliver products to our customers on a timely basis and at an acceptable cost.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Employee Health and Dental Costs

We are primarily self-insured for employee health and dental costs, but have stop-loss insurance coverage to limit per-incident liability. We believe that adequate accruals are maintained to cover the retained liability. The accrual for self-insurance is determined based on claims filed and an estimate of claims incurred but not yet reported.

Contingencies

Accrued Warranty

We provide reserves for the estimated costs of product warranty obligations based on a number of factors including the size of the installed base of products subject to warranty protection, historical and projected warranty claim rates, historical and projected costs associated with claims, and knowledge of specific product failures that are outside of our typical experience. We assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary based on our actual experience and any changes in future estimates. As of October 31, 2010, our warranty accrual included product specific warranty accruals of approximately $2.2 million related to specific issues with our products. The amount accrued represents our best estimate of the costs expected to be incurred based on currently available information. We may incur additional warranty expense related to these products in future periods.

Brazilian State Tax Assessments

State Value Added Tax

One of our Brazilian subsidiaries has been notified of a tax assessment regarding Brazilian state value added tax (“VAT”), for the periods from 2000 to 2002 that relates to products supplied to us by a contract manufacturer. The assessment relates to an asserted deficiency of 4.7 million Brazilian reais (approximately $2.8 million). The tax assessment was based on a clerical error in which our Brazilian subsidiary omitted the required tax exemption number on our invoices. On August 27, 2003, the tax authorities rendered a first level decision that maintained the tax assessment. We have appealed the first level decision. On March 30, 2009, the proceeding was remitted to the State Court of Appeals. We presented further oral arguments in our defense before the State Court of Appeals on April 28, 2010. In December 2010, the State Court of Appeals ruled in our favor on the matter, determining that the tax assessment should be cancelled. This ruling has not yet been formalized, and once formalized may be appealed to the third and final administrative level by the tax authorities.

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

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Importation of Goods Assessments

Two of our Brazilian subsidiaries that were acquired as a part of the Lipman acquisition have been notified of assessments regarding Brazilian customs penalties that relate to alleged infractions in the importation of goods. The assessments were issued by the Federal Revenue Department in the City of Vitória, the City of São Paulo, and the City of Itajai. The assessments relate to asserted deficiencies initially totaling 26.9 million Brazilian reais (approximately $15.7 million) excluding interest. The tax authorities allege that the structure used for the importation of goods was simulated with the objective of evading taxes levied on the importation by under-invoicing the imported goods. The tax authorities allege that the simulation was created through a fraudulent interposition of parties, where the real sellers and buyers of the imported goods were hidden.

In the Vitória tax assessment, the fines were reduced from 4.7 million Brazilian reais (approximately $2.7 million) to 1.5 million Brazilian reais (approximately $0.9 million) on a first level administrative decision on January 26, 2007. Both the tax authorities and we filed appeals of the first level administrative decision. In this appeal, we argued that the tax authorities did not have enough evidence to determine that the import transactions were indeed fraudulent and that, even if there were some irregularities in such importations, they could not be deemed to be our responsibility since all the transactions were performed by the third-party importer of the goods. On June 30, 2010, the Taxpayers Administrative Council of Tax Appeals decided to reinstate the original claim amount of 4.7 million Brazilian reais (approximately $2.7 million) against us. A formal ruling on the decision of the Administrative Council has not yet been issued. Once a formal ruling is issued by the Administrative Council, we will decide whether or not to appeal to the judicial level. Based on our current understanding of the underlying facts, we believe that it is probable that our Brazilian subsidiary will be required to pay some amount of fines. At October 31, 2010, we have accrued 4.7 million Brazilian reais (approximately $2.7 million) for this matter, excluding interest, which we believe is the probable payment.

On July 12, 2007, we were notified of a first administrative level decision rendered in the São Paulo tax assessment, which maintained the total fine of 20.2 million Brazilian reais (approximately $11.8 million) as imposed. On August 10, 2007, we appealed the first administrative level decision to the Taxpayers Council. A hearing was held on August 12, 2008 before the Taxpayers Council, and on October 14, 2008, the Taxpayers Council granted our appeal and dismissed the São Paulo assessment based upon the assessment being erroneously calculated on the value of the sale of the products in question to end customers in the local market rather than on the declared importation value of such products. We were subsequently notified of the Taxpayers Council’s decision and the case was dismissed on May 19, 2009. In August 2009, the Brazilian tax authorities requested additional materials from us. In October 2009, we received a revised assessment in this matter of 1.9 million Brazilian reais (approximately $1.1 million). On May 20, 2010, we were notified of a first level decision canceling the revised tax assessment. This decision is currently pending second level review and, as of October 31, 2010, we have retained an accrual for this matter pending the second level review. In addition, pursuant to a contingency legal representation agreement entered into between one of our Brazilian subsidiaries (prior to the Lipman acquisition) and Brazilian counsel, our Brazilian subsidiary agreed to pay a contingent legal fee of 5.0 million Brazilian reais (approximately $2.9 million) to Brazilian counsel for achieving the successful dismissal of the São Paulo tax assessment. This contingent fee has been fully paid as of October 31, 2010.

On May 22, 2008, we were notified of a first administrative level decision rendered in the Itajai assessment, which maintained the total fine of 2.0 million Brazilian reais (approximately $1.2 million) as imposed, excluding interest. On May 27, 2008, we appealed the first level administrative level decision to the Taxpayers Council. This matter is currently pending second level decision. Based on our current understanding of the underlying facts, we believe that it is probable that our Brazilian subsidiary will be required to pay some amount of fines. Accordingly, at October 31, 2010, we have accrued 2.0 million Brazilian reais (approximately $1.2 million) for this matter, excluding interest.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Municipality Tax on Services Assessment

One of the Brazilian subsidiaries that was acquired as part of the Lipman acquisition has been notified of a tax assessment regarding alleged nonpayment of tax on services rendered for the period from September 2004 to December 2004. This assessment was issued by the municipality of Sao Paulo (“the municipality”), and asserts a services tax deficiency totaling 0.7 million Brazilian reais (approximately $0.4 million) excluding interest. The municipality claims that the Brazilian subsidiary rendered certain services within the municipality of Sao Paulo but simulated that those services were rendered in another city. In January 2010, we presented our administrative defense and the proceeding is currently pending first administrative level decision before the tax agency for the municipality. At October 31, 2010, we have accrued for this alleged tax deficiency.

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

On February 16, 2010, we filed our answer to the Heartland New Jersey District Court lawsuit and asserted counterclaims that are the same claims as we alleged in our two Northern District of California lawsuits, and concurrently dismissed without prejudice those two California lawsuits, which we voluntarily dismissed without prejudice. Heartland also filed a declaratory judgment lawsuit in the United States District Court for the Northern District of California against VeriFone Israel Ltd. seeking a declaration by the court that Heartland does not infringe the '093 Patent. We moved in the Northern District of California to dismiss or transfer Heartland’s declaratory relief action to the District of New Jersey, and Heartland moved to dismiss our counterclaims in the New Jersey District Court lawsuit or, in the alternative, transfer the claims to the Northern District of California. In April 2010, the court in the Northern District of California granted our motion, transferring Heartland’s declaratory judgment lawsuit to the District of New Jersey, and we have filed our answer to this complaint. Heartland has also filed its answer to our counterclaims. Discovery is currently stayed for these matters. These actions are in the preliminary stages of litigation and at this time we are not able to predict the outcome or quantify any potential liability, if any, that could arise therefrom. An unfavorable outcome could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SPA Syspatronic AG v. VeriFone Holdings, Inc., VeriFone, Inc., et al.

On September 18, 2007, SPA Syspatronic AG (“SPA”) commenced an action in the United States District Court for the Eastern District of Texas, Marshall Division, against us and others, alleging infringement of U.S. Patent No. 5,093,862 purportedly owned by SPA. SPA is seeking a judgment of infringement, an injunction against further infringement, damages, interest and attorneys’ fees. We filed an answer and counterclaims on November 8, 2007, and intend to vigorously defend this litigation. On January 28, 2008, we requested that the U.S. Patent and Trademark Office (the “PTO”) perform a re-examination of the patent. The PTO granted the request on April 4, 2008. We then filed a motion to stay the proceedings with the court and on April 25, 2008, the court agreed to stay the proceedings pending the re-examination. On December 19, 2008, the PTO rejected all claims of the subject patent on the same basis as was identified in our request for re-examination. Upon appeal by SPA, certain claims were permitted to be granted by the PTO but construed in a way that we do not believe any of our products to infringe. In November 2010, without admitting any infringement, wrongdoing or violation of law and to avoid the distraction and expense of continued litigation, we settled the litigation with SPA. Pursuant to the settlement agreement all asserted claims against us were dismissed.

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

Avlis Importacão e Exportacão Ltda. v. Lipman do Brasil Comercio de Eletronicos Ltda.

In February 2010, we were served with notice of an action filed by Avlis Importacão e Exportacão (“Avlis”) in the Fourth Civil Central Court of São Paulo, Brazil, against one of our Brazilian subsidiaries that was part of the Lipman acquisition in 2006. Avlis asserted claims of non-payment by our Brazilian subsidiary of certain invoices for purchase of goods totaling 7.4 million Brazilian reais (approximately $4.3 million) and loss of profits of 5.5 Brazilian reais (approximately $3.2 million). In November 2010, without admitting any breach, wrongdoing or violation of law and to avoid the distraction and expense of continued litigation, we, through our Brazilian subsidiary, settled the collection claims. Pursuant to the settlement, Avlis and its related entity agreed to dismiss all claims filed against us and to release us from any claims related to the facts of the litigation in exchange for payment by us of 1.5 million Brazilian reais (approximately $0.9 million). Accordingly, at October 31, 2010, we have reduced our accrual for this matter to 1.5 million Brazilian reais (approximately $0.9 million), which represents the amount of the settlement.

Class Action and Derivative Lawsuits

On or after December 4, 2007, several securities class action claims were filed against us and certain of our officers, former officers, and a former director. These lawsuits were consolidated in the U.S. District Court for the Northern District of California as In re VeriFone Holdings, Inc. Securities Litigation, C 07-6140 MHP. The original actions were: Eichenholtz v. VeriFone Holdings, Inc. et al., C 07-6140 MHP; Lien v. VeriFone Holdings, Inc. et al., C 07-6195 JSW; Vaughn et al. v. VeriFone Holdings, Inc. et al., C 07-6197 VRW (Plaintiffs voluntarily dismissed this complaint on March 7, 2008); Feldman et al. v. VeriFone Holdings, Inc. et al., C

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

07-6218 MMC; Cerini v. VeriFone Holdings, Inc. et al., C 07-6228 SC; Westend Capital Management LLC v. VeriFone Holdings, Inc. et al., C 07-6237 MMC; Hill v. VeriFone Holdings, Inc. et al., C 07-6238 MHP; Offutt v. VeriFone Holdings, Inc. et al., C 07-6241 JSW; Feitel v. VeriFone Holdings, Inc., et al., C 08-0118 CW. On August 22, 2008, the court appointed plaintiff National Elevator Fund lead plaintiff and its attorneys lead counsel. Plaintiff filed its consolidated amended class action complaint on October 31, 2008, which asserts claims under the Securities Exchange Act Sections 10(b), 20(a), and 20A and Securities and Exchange Commission Rule 10b-5 for securities fraud and control person liability against us and certain of our current and former officers and directors, based on allegations that we and the individual defendants made false or misleading public statements regarding our business and operations during the putative class periods and seeks unspecified monetary damages and other relief. We filed our motion to dismiss on December 31, 2008. The court granted our motion on May 26, 2009 and dismissed the consolidated amended class action complaint with leave to amend within 30 days of the ruling. The proceedings were stayed pending a mediation held in October 2009 at which time the parties failed to reach a mutually agreeable settlement. Plaintiffs’ first amended complaint was filed on December 3, 2009 followed by a second amended complaint filed on January 19, 2010. We filed a motion to dismiss the second amended complaint and the hearing on our motion was held on May 17, 2010. In July 2010, prior to any court ruling on our motion, plaintiffs filed a motion for leave to file a third amended complaint on the basis that they have newly discovered evidence. Pursuant to a briefing schedule issued by the court we submitted our motion to dismiss the third amended complaint and plaintiffs have filed their opposition, following which the court took the matter under submission without further hearing. The court has not yet issued its ruling on our motion. Further, although discovery has not yet commenced in this action, on November 20, 2009, plaintiffs filed a motion to partially lift the Private Securities Litigation Reform Act discovery stay in order to obtain documents produced by us to the SEC in connection with the SEC’s investigation into the restatement of our fiscal year 2007 interim financial statements. We filed our opposition to this motion in January 2010 and at a hearing in February 2010 the court denied the plaintiffs' motion to lift the discovery stay. At this time, we have not recorded any liabilities related to this action as we are unable to determine the outcome or estimate the potential liability.

Beginning on December 13, 2007, several actions were also filed against certain current and former directors and officers derivatively on our behalf. These derivative lawsuits were filed in: (1) the U.S. District Court for the Northern District of California, as In re VeriFone Holdings, Inc. Shareholder Derivative Litigation, Lead Case No. C 07-6347 MHP, which consolidates King v. Bergeron, et al. (Case No. 07-CV-6347), Hilborn v. VeriFone Holdings, Inc., et al. (Case No. 08-CV-1132), Patel v. Bergeron, et al. (Case No. 08-CV-1133), and Lemmond, et al. v. VeriFone Holdings, Inc., et al. (Case No. 08-CV-1301); and (2) California Superior Court, Santa Clara County, as In re VeriFone Holdings, Inc. Derivative Litigation, Lead Case No. 1-07-CV-100980, which consolidates Catholic Medical Mission Board v. Bergeron, et al. (Case No. 1-07-CV-100980), and Carpel v. Bergeron, et al. (Case No. 1-07-CV-101449). On May 15, 2008, the court in the federal derivative action appointed Charles R. King as lead plaintiff and his attorneys as lead counsel. On October 31, 2008, plaintiffs in the federal action filed their consolidated amended derivative complaint, which names us as a nominal defendant and brings claims for insider selling, breach of fiduciary duty, unjust enrichment, waste of corporate assets and aiding and abetting breach of fiduciary duty against us and certain of our current and former officers and directors. On December 15, 2008, we and the other defendants filed a motion to dismiss. The parties agreed by stipulation that briefing on this motion would relate only to the issue of plaintiffs’ failure to make a pre-suit demand on our Board of Directors. The court granted our motion on May 26, 2009 and dismissed the consolidated amended derivative complaint with leave to amend within 30 days of the ruling. The proceedings were stayed pending a mediation held in October 2009 at which time the parties failed to reach a mutually agreeable settlement. Plaintiffs’ second amended complaint was filed on December 10, 2009. We filed our motion to dismiss the second amended complaint on January 25, 2010 and a hearing on our motion to dismiss was held on May 17, 2010. On August 25, 2010, the federal district court ruled in our favor and dismissed

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

plaintiffs’ second amended derivative complaint without leave to amend. Plaintiffs have appealed the District Court’s judgment to the Court of Appeal for the Ninth Circuit. Plaintiffs’ appellant brief is due December 23, 2010. At this time, we have not recorded any liabilities for this action as we are unable to determine the outcome or estimate the potential liability.

On June 9, 2009, plaintiffs in the federal derivative action made a demand to inspect certain of our books and records. In response to this demand, we provided certain of our books and records, including minutes and materials for our Board of Directors, Audit Committee and Compensation Committee meetings for the relevant period. We produced documents responsive to each category of plaintiffs’ request except that we withheld production, on the basis of privilege, of the Audit Committee’s report of the independent investigation into the events leading to the restatement of our fiscal year 2007 interim financial statements. On November 6, 2009, plaintiffs filed a complaint in Delaware Chancery Court seeking to compel production of the independent investigation report. We filed a motion to dismiss this complaint on December 3, 2009, and briefs on this motion were submitted during January 2010. A hearing on our motion to dismiss was held on March 10, 2010 and on May 12, 2010, the court issued an opinion dismissing with prejudice plaintiffs’ complaint seeking to compel production of the independent investigation report. Plaintiffs have appealed the dismissal. We filed our responsive brief to plaintiffs’ appeal on August 18, 2010. Plaintiffs have filed their reply and a hearing on the appeal was held November 17, 2010 before the Delaware Supreme Court. The case is currently submitted before the Delaware Supreme Court en Banc without further briefing or oral argument. At this time, we have not recorded any liabilities for this action as we are unable to determine the outcome or estimate the potential liability.

On October 31, 2008, the derivative plaintiffs filed their consolidated derivative complaint in California Superior Court for the County of Santa Clara naming us as a nominal defendant and bringing claims for insider selling, breach of fiduciary duty, unjust enrichment, waste of corporate assets and aiding and abetting breach of fiduciary duty against certain of our current and former officers and directors and our largest shareholder as of October 31, 2008, GTCR Golder Rauner LLC.In November 2008, we filed a motion to stay the state court action pending resolution of the parallel federal actions, and the parties have agreed by stipulation to delay briefing on the motion to stay until after the issue of demand futility is resolved in the federal derivative case. The case management conference in the state court action has been continued until January 2011, pending the resolution of our motion to dismiss filed in the federal derivative action. At this time, we have not recorded any liabilities for this action as we are unable to determine the outcome or estimate the potential liability.

On January 27, 2008, a class action complaint was filed against us in the Central District Court in Tel Aviv, Israel on behalf of purchasers of our stock on the Tel Aviv Stock Exchange. The complaint seeks compensation for damages allegedly incurred by the class of plaintiffs due to the publication of erroneous financial reports. We filed a motion to stay the action, in light of the proceedings already filed in the United States, on March 31, 2008. A hearing on the motion was held on May 25, 2008. Further briefing in support of the stay motion, specifically with regard to the threshold issue of applicable law, was submitted on June 24, 2008. On September 11, 2008, the Israeli District Court ruled in our favor, holding that U.S. law would apply in determining our liability. On October 7, 2008, plaintiffs filed a motion for leave to appeal the District Court’s ruling to the Israeli Supreme Court. Our response to plaintiffs’ appeal motion was filed on January 18, 2009. The District Court has stayed its proceedings until the Supreme Court rules on plaintiffs’ motion for leave to appeal. On January 27, 2010, after a hearing before the Supreme Court, the court dismissed the plaintiffs’ motion for leave to appeal and addressed the case back to the District Court. The Supreme Court instructed the District Court to rule whether the Israeli class action should be stayed, under the assumption that the applicable law is U.S. law. Plaintiffs subsequently filed an application for reconsideration of the District Court’s ruling that U.S. law is the applicable law. Following a hearing on plaintiffs’ application, on April 12, 2010, the parties agreed to stay the proceedings

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pending resolution of the U.S. securities class action, without prejudice to plaintiffs’ right to appeal the District Court’s decision regarding the applicable law to the Supreme Court. Plaintiffs have filed a motion with the Israeli Supreme Court for leave to appeal the District Court’s decision. No briefing schedule or hearing date has been set for plaintiffs’ motion. At this time, we have not recorded any liabilities for this action as we are unable to determine the outcome or estimate the potential liability.

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

Regulatory Actions

During fiscal year 2009 we were the subject of a “Wells Notice” from the SEC in connection with the investigation by the Staff notifying us that the Staff intended to recommend that the SEC bring a civil injunctive action against us, alleging violations of the federal securities laws arising from the restatement of our fiscal year 2007 interim financial statements. On September 1, 2009, without admitting or denying the SEC’s allegations, we agreed to a permanent injunction against future violations of certain reporting, books and records and internal accounting control provisions of the federal securities laws. No other charge or monetary penalty was assessed against us, and we cooperated fully with the SEC’s investigation. This settlement, which was approved by the United States District Court for the Northern District of California in November 2009, concluded the SEC’s investigation of this matter with respect to us.

Litgation Regarding Planned Acquisition

In connection with our announced merger with Hypercom, several purported class action lawsuits have been filed in Arizona and Delaware state courts alleging variously, among other things, that the board of directors of Hypercom breached its fiduciary duties in not securing a higher price in the merger and that VeriFone, Hypercom, FP Hypercom Holdco, LLC and Francisco Partners II, L.P. aided and abetted that alleged breach. The actions seek injunctive relief and unspecified damages.

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

ASC 740 Income Tax Uncertainties (formerly FASB Interpretation No. 48, Accounting for Income Tax Uncertainties)

As of October 31, 2010, the amount payable of our unrecognized tax benefits was $31.8 million, including accrued interest and penalties, of which none is expected to be paid within one year. We are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. We believe that it is reasonably possible that there could be a reduction in unrecognized tax benefits due to statute of limitation expirations in multiple tax jurisdictions during the next 12 months of zero to $5.0 million, plus related interest.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14. Restructuring Charges

The following table summarizes restructuring expenses for the years ended October 31, 2010, 2009 and 2008 (in thousands):

	Years Ended October 31,
	2010	2009	2008
Cost of net revenues	$664	$434	$587
Research and development	(10)	949	1,829
Sales and marketing	33	1,272	3,048
General and administrative	215	3,260	2,805

	$902	$5,915	$8,269

Additionally, we also incurred $0.7 million and $1.7 million of accelerated depreciation expense during the fiscal years ended October 31, 2010 and 2009, respectively, mainly in relation to our decision to outsource our Israeli in-house manufacturing to a contract manufacturer. For the fiscal year ended October 31, 2010, the accelerated depreciation expense was included in general and administrative expenses in our Consolidated Statements of Operations. Of the $1.7 million accelerated depreciation expense recorded in fiscal year 2009, $1.0 million was included in cost of net revenues and $0.7 million in general and administrative expenses in the Consolidated Statements of Operations.

Restructuring activity for the fiscal year ended October 31, 2010 was as follows (in thousands):

	Employee Severance and Benefit Arrangements	Facilities Related Costs	Total
Balance at November 1, 2009	$957	$3,528	$4,485
Current year charges and adjustments	941	(39)	902
Other adjustments	(130)	(32)	(162)
Cash payments	(936)	(1,557)	(2,493)

Balance at October 31, 2010	$832	$1,900	$2,732

As of October 31, 2010, $1.5 million of the restructuring accrual was included in Other Current Liabilities and $1.2 million of the restructuring accrual was included in Other Long-term Liabilities in the Consolidated Balance Sheets.

Fiscal Year 2010 Restructuring Plans

During fiscal year 2010, management approved a restructuring plan designed to realize cost savings from our recent business acquisitions. During fiscal year 2010, we expensed $0.2 million for employee restructuring expense in the Corporate segment. As of October 31, 2010, $36,000 has been paid, resulting in a remaining liability of $0.2 million.

Fiscal Year 2009 Restructuring Plans

During fiscal year 2009, in light of the macroeconomic conditions, management approved several actions worldwide as part of a restructuring plan designed to improve financial results. During fiscal year 2009, we expensed $3.1 million of total restructuring costs in the Corporate segment, which included $0.1 million for

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

facilities, $2.9 million for employees and $0.1 million of other restructuring expense. As of October 31, 2009, $2.7 million has been paid, resulting in a remaining liability of $0.4 million.

In fiscal year 2010, we expensed an additional $0.8 million of restructuring expense in the Corporate segment, which included $0.7 million for employees and $0.1 million for facilities. As of October 31, 2010, $3.6 million in total has been paid, resulting in a remaining liability of $0.3 million.

Fiscal Year 2008 Restructuring Plans

In fiscal year 2008, management approved and committed to plans to reduce our cost structure. The restructuring plan applied to employees and facilities worldwide. We expensed $0.8 million for facilities and $6.7 million for employees for a total of $7.5 million in the Corporate segment during the year ended October 31, 2008. As of October 31, 2008, $5.7 million had been paid, resulting in a remaining liability of $0.9 million for facilities and $0.8 million for employees.

In fiscal year 2009, we expensed an additional $2.8 million in the Corporate segment for facilities and paid $0.7 million, resulting in a remaining liability of $3.0 million. We also expensed $0.1 million in the Corporate segment for employees and paid $0.8 million, resulting in a liability of $0.1 million.

In fiscal year 2010, we paid an additional $1.3 million in the Corporate segment related to facilities restructuring resulting in a remaining liability of $1.9 million. There was no employee liability remaining as of October 31, 2010.

Note 15. Related-Party Transactions

For the years ended October 31, 2010, 2009, and 2008 we recorded $10.2 million, $12.2 million, and $11.2 million, respectively, of sales to certain companies of which members of our Board of Directors also serve on the boards of each such company. As of October 31, 2010 and 2009, we have outstanding accounts receivable balances of $3.2 million and $1.3 million, respectively, related to the above sales.

Note 16. Segment and Geographic Information

We are primarily structured in a geographic manner. Our Chief Executive Officer is identified as the Chief Operating Decision Maker (“CODM”) as defined by ASC 280 Segments Reporting. The CODM reviews consolidated financial information on revenues and gross profit percentage for System Solutions and Services. The CODM also reviews operating expenses, certain of which are allocated to our two segments described below.

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

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

charges, including inventory obsolescence and scrap, rework, specific warranty provisions, non-standard freight and over-and-under absorption of materials management overhead.

The following table sets forth net revenues and operating income (loss) for our segments (in thousands):

	Years Ended October 31,
	2010	2009	2008
Net revenues:
International	$560,664	$501,670	$564,459
North America	441,173	343,446	359,136
Corporate	(300)	(402)	(1,664)

Total net revenues	$1,001,537	$844,714	$921,931

Operating income (loss):
International	$136,881	$116,882	$110,082
North America	143,937	116,968	118,516
Corporate	(178,394)	(362,816)	(544,423)

Total operating income (loss)	$102,424	$(128,966)	$(315,825)

Our goodwill by segment was as follows (in thousands):

	October 31,
	2010	2009
International	$150,336	$147,363
North America	18,986	3,482

	$169,322	$150,845

Our total assets by segment were as follows (in thousands):

	October 31,
	2010	2009 (1)
International	$656,718	$611,260
North America	418,608	306,030

	$1,075,326	$917,290

(1)	Amounts for the fiscal year ended October 31, 2009 have been adjusted to reflect the retroactive application of ASC 470-20. See Note 4. Accounting Changes-Convertible Debt Instruments.

Our depreciation and amortization expense of property, plant and equipment and other assets by segment was as follows (in thousands):

	Years Ended October 31,
	2010	2009	2008
International	$8,364	$9,368	$6,352
North America	9,328	7,757	7,024

	$17,692	$17,125	$13,376

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Information

Our revenues by geographic area were as follows (in thousands):

	Years Ended October 31,
	2010	2009	2008
United States	$400,308	$307,803	$321,247
Canada	40,565	35,239	36,225
Europe	268,197	265,548	292,038
Latin America	197,804	150,071	198,443
Asia	94,663	86,053	73,978

	$1,001,537	$844,714	$921,931

Revenues are allocated to the geographic areas based on the shipping destination of customer orders. Corporate revenues are included in the United States geographic area.

Our tangible long-lived assets, which consist primarily of property, plant and equipment, exclusive of intercompany accounts, were as follows (in thousands):

	October 31,
	2010	2009
North America	$29,197	$28,572
Europe	18,363	20,050
Asia	5,111	3,588
Latin America	2,979	2,632

	$55,650	$54,842

Note 17. Business Acquisitions

All Business Solutions — ABS S.r.l.

On September 30, 2010, we acquired 80% of the outstanding equity of All Business Solutions — ABS S.r.l. (“ABS”), under a quota purchase agreement. ABS operates in Italy. We paid $3.5 million (approximately €2.6 million) cash for the 80% equity interest. We are still in the process of finalizing the fair value of ABS’s assets and liabilities and expect to finalize the valuation in the next few months.

The significant assets acquired consisted primarily of intangible assets of $2.2 million, accounts receivable of $0.5 million and property, plant and equipment of $0.6 million. The significant liabilities assumed were mainly current liabilities of $0.6 million and loan payable of $0.7 million. We also recorded $3.0 million of goodwill and $0.9 million of noncontrolling interest as a result of this acquisition. The results of ABS’s operations have been included in the consolidated financial statements from the acquisition date.

The fair value of the 20% noncontrolling interest in ABS was estimated to be $0.9 million (approximately €0.6 million). The fair value of the noncontrolling interest was estimated using the market price we paid in the acquisition to purchase 20% of ABS from the minority shareholder that will retain its remaining 20% noncontrolling interest in ABS following the acquisition.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As part of the transaction, VeriFone gave the noncontrolling shareholder a put option to sell the 20% stake to VeriFone and we received a call option to buy the 20% stake in return. The two options are exercisable three years from the closing date and have an exercise period of two years. The exercise price will be the fair value of the equity interest at the time of exercise. Per ASC 480-10-S99-1, the 20% minority interest which is redeemable at the option of the minority shareholder and outside our control will not be considered permanent equity and is therefore to be classified outside of shareholders’ equity. As such, the redeemable noncontrolling interest is reported in the mezzanine section in the Consolidated Balance Sheets as of October 31, 2010 and the mezzanine noncontrolling interest will be recorded at fair value going forward, except the amount recorded cannot be below the initial recorded value.

WAY Systems, Inc.

On August 31, 2010, we acquired the business of WAY Systems, Inc. (“WAY”) under an asset purchase agreement. We paid $6.0 million cash and recorded an earn-out payable of $1.9 million. The earn-out is payable based on the achievement of sales targets. We estimated the fair value of the earn-out using a probability-weighted expected payout model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. The key assumptions in applying the approach is the number of units of the product that will be sold and the probability of achieving the target unit sales. There were no significant changes in the range of outcomes for the earn-out recognized since the acquisition. WAY operates in the United States and its business consists of selling compact, mobile POS devices and mobile payments.

The significant assets acquired consisted primarily of intangible assets of $6.1 million, inventories of $0.7 million and property, plant and equipment of $0.1 million. The significant liabilities assumed were mainly the fair value of earn-out payable of $1.9 million. We also recorded $1.0 million of goodwill as a result of this business acquisition. The results of WAYs operations have been included in the consolidated financial statements from the acquisition date.

We are in the process of finalizing the fair value of inventories and expect to have this finalized in the first quarter of fiscal year 2011.

Semtek Innovative Solutions Corporation

On September 8, 2010, we acquired all the equity of Semtek Innovative Solutions, Corporation (“Semtek”) under the merger agreement. The agreed upon purchase price was $17.6 million for 100% of Semtek’s shares of common stock. At the time of the acquisition, VeriFone held a minority investment in the Series B preferred stock of Semtek.

We issued a total of 629,447 shares of our common stock at a price of $27.92 per share to pay the $17.6 million of merger consideration. All of these shares were placed in escrow (144,626 of the shares being held in escrow relate to our minority investment in Semtek and are being held for our benefit). The shares held in escrow will be released 6 months (90%) and 12 months (10%) after closing, subject to any indemnification claims made by VeriFone.

The fair value of the proceeds from the sale of our Semtek preferred stock was approximately $4.0 million. In accordance with ASC 805-10-25-10, we recorded a loss on equity investment of $1.9 million in other income (expense), net in the Consolidated Statements of Operations.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The significant assets acquired consisted primarily of intangible assets of $10.5 million, cash of $1.3 million, inventories of $0.7 million, accounts receivable of $0.9 million and property, plant and equipment of $0.5 million. The significant liabilities assumed were mainly accounts payables and accrued liabilities of $3.0 million, employee benefits payable of $0.4 million, loan payable of $0.5 million and other current liabilities of $0.1 million. We also recorded $7.7 million of goodwill as a result of this business acquisition. The results of Semtek have been included in the consolidated financial statements from the acquisition date.

Orange Logic Co., Ltd.

On May 17, 2010, we acquired the business of Orange Logic Co., Ltd. (“Orange Logic”) under an asset purchase agreement. We paid $1.9 million cash and recorded an earn-out payable of $1.0 million. We estimated the fair value of the earn-out using a probability-weighted expected payout model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. The key assumptions in applying the approach are the expected sales and contribution for the next 2 years, and the probability of achieving the sales and contribution targets. There were no significant changes in the range of outcomes for the earn-out recognized since the acquisition.

The significant asset acquired was an intangible asset of $2.0 million for customer relationships. Orange Logic operates in the Republic of Korea. The results of Orange Logic’s operations have been included in the consolidated financial statements from the acquisition date.

Clear Channel Taxi Media LLC

On December 31, 2009, we acquired the business of CCTM under a membership interest purchase agreement. The agreed upon purchase price was zero, and as a result, in applying the accounting guidelines under ASC 805-10-65-1, we substituted the zero purchase price with the acquisition date fair value of the equity interest acquired which was estimated at $2.4 million.

The significant assets acquired consisted primarily of intangible assets of $12.4 million, accounts receivable of $11.5 million and property, plant and equipment of $4.8 million. The significant liabilities assumed were mainly the fair value of unfavorable lease contracts totaling $30.1 million and other current liabilities of $5.0 million. We also recorded $6.8 million of goodwill as a result of this business acquisition. The results of CCTM have been included in the consolidated financial statements from the acquisition date.

Equity transaction with noncontrolling interest shareholders

VeriFone Transportation Systems

On April 1, 2010, we acquired the remaining 39.9% noncontrolling interest in VeriFone Transportation Systems. We paid $11.7 million in cash and committed to pay an additional $4.0 million of deferred consideration of which $2.0 million will be payable on the second anniversary of the closing date and the remaining $2.0 million will be paid on the third anniversary of the closing date. We also granted 300,000 shares of restricted stock to the former minority shareholders. These shares of restricted stock will vest 25% on the first anniversary of the closing date and then 6.25% each quarter thereafter, subject to the continued employment or service of the holders of such restricted stock.

The transaction was accounted for in accordance with ASC 810-10-45-23. The total consideration, which includes $11.7 million of cash and $3.9 million of deferred consideration, was allocated to the reduction in the minority interest balance of $2.1 million and additional paid in capital of $13.5 million.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquisition related transaction expenses consisting primarily of professional services fees were $3.7 million for the fiscal year ended October 31, 2010.

Note 18. Cost-Method Investments

On February 9, 2010, we invested in Trunkbow International Holdings Ltd. (“Trunkbow”), a Jinan, People's Republic of China-based mobile payments and value-added service applications company. We paid $5.0 million for 2,500,000 shares of common stock and 500,000 common stock warrants which represents approximately 8.6% of Trunkbow’s outstanding shares. The warrants have a strike price of $2 and are exercisable anytime up to 5 years from the closing date. The investment is accounted for using the cost-method and it is recorded in Other Assets in our Consolidated Balance Sheets.

In fiscal year 2009, we had a $5.7 million investment in Semtek. The investment was accounted for using the cost-method. We acquired the remaining outstanding shares in Semtek in September 2010 (see Note 17. Business Acquisitions for details).

The carrying value of our cost-method investments as of October 31, 2010 and 2009 were $5.0 million and $5.7 million, respectively. We did not estimate the fair value of our cost-method investments because there were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the investment and it was not practical for us to estimate the fair value of the investments.

Note 19. Subsequent Event

On November 17, 2010, we entered into an Agreement and Plan of Merger with Hypercom Corporation under which a wholly-owned subsidiary of ours will be merged with and into Hypercom, with Hypercom becoming our wholly-owned subsidiary. At the effective time of the merger, Hypercom’s stockholders will receive, for each share of common stock, par value $0.001 per share, of Hypercom issued and outstanding 0.23 shares of VeriFone common stock. The merger is subject to customary closing conditions, including Hypercom shareholder approval and regulatory approvals. The transaction is expected to close in the second half of 2011.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last three fiscal years.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, or the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the U.S. Securities and Exchange Commission. Based on an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the supervision and with the participation of VeriFone’s management, our principal executive officer and our principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

In April 2009, the Audit Committee of our Board of Directors completed its independent investigation into certain accounting and financial control matters following our December 3, 2007 announcement that we would restate financial statements for the three month periods ended January 31, 2007, April 30, 2007 and July 31, 2007. As a result of management’s review we identified three material weaknesses in our internal control over financial reporting which required corrective and remedial actions. As disclosed in our Annual Report on Form 10-K filed for our fiscal year ended October 31, 2009, we remediated two of these material weaknesses in fiscal 2009 but had not remediated our transaction-level material weakness in the design and operating effectiveness of controls related to income taxes as of October 31, 2009.

As of October 31, 2010, we remediated this material weakness in the effectiveness of controls related to income taxes.

Except as described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d — 15(f) to provide reasonable assurance regarding the reliability of our financial reporting and consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed our internal control over financial reporting as of October 31, 2010, the end of our fiscal year. Management based its assessment on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

The effectiveness of our internal control over financial reporting as of October 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and our principal financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to errors or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B.	OTHER INFORMATION

We have no information to report pursuant to Item 9B.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Our board of directors (“Board”) currently consists of nine members, with Charles R. Rinehart serving as our non-executive chairman since March 2008. Certain biographical information regarding our directors, including their ages and dates that they were first elected to our Board, is set forth below. In each individual’s biography we have highlighted specific experience, qualifications, and skills that led the Board to conclude that each individual should continue to serve as a director of our Board. In addition to these specific attributes, all of our directors have public company leadership experience, significant expertise in one or more areas of importance to our business and have high-level managerial experience in relatively complex organizations or are accustomed to dealing with complex problems. We believe all of our directors are individuals of high character and integrity, are able to work well with others, and have sufficient time to devote to the affairs of our company.

Douglas G. Bergeron. Mr. Bergeron, age 50, has served as Chief Executive Officer and a director of VeriFone Systems, Inc. since its formation in July 2002 and of VeriFone, Inc. since July 2001. From December 2000 to June 2002, Mr. Bergeron was Group President of Gores Technology Group and, from April 1999 to October 2000 served as President and Chief Executive Officer of Geac Computer Corporation. From 1990 to 1999, Mr. Bergeron served in a variety of executive management positions at SunGard Data Systems Inc., including Group CEO of SunGard Brokerage Systems Group and President of SunGard Futures Systems. Mr. Bergeron holds a Bachelor of Arts degree (with Honors) in computer science from York University in Toronto, Canada, and a Masters of Science degree from the University of Southern California. He also serves as a member of the Listed Company Advisory Committee of the NYSE Euronext. Mr. Bergeron previously served on the board of directors of Merriman Holdings, Inc., a financial services holding company. Mr. Bergeron brings to our Board, among other skills and qualifications, significant knowledge of the payments industry and a unique understanding of our strategies and the complexities of our business as our Chief Executive Officer since 2001, when he led the divestiture of VeriFone from HP, and thereafter as he guided our Company through a period of substantial technological advancement and growth in the payments industry. Mr. Bergeron also brings extensive experience in executive management positions in the financial services industry.

Robert W. Alspaugh. Mr. Alspaugh, age 63, has served as a director since September 2008. From 2002 to 2006, Mr. Alspaugh served as Chief Executive Officer of KPMG International and from 1998 to 2002, Mr. Alspaugh served as Deputy Chairman and Chief Operating Officer of KPMG’s U.S. Practice. He joined KPMG in the Denver office in 1969 and was elected partner in 1978. In addition to more than ten years of service on the management committee and four years on the board of directors of KPMG, Mr. Alspaugh served on the board of KPMG International and was responsible for implementing the strategy of the global organization, which included member firms in 150 countries and more than 100,000 employees. Mr. Alspaugh holds a BBA degree in accounting from Baylor University. Mr. Alspaugh is currently a member of the boards of directors of Ball Corp., a supplier of metal and plastic packaging for beverages, food and household products, and of aerospace technologies and services to defense and civilian government agencies, Autoliv, Inc., a developer, manufacturer and supplier of safety systems to the automotive industry and DSG Technologies, Inc. Among other skills and qualifications, Mr. Alspaugh brings to our Board substantial global financial management and accounting expertise which is relevant to our business and has led the Board to determine that he is an “audit committee financial expert” as defined by the SEC. Additionally, Mr. Alspaugh’s extensive global management and leadership experience is relevant to his oversight role on our Audit Committee given the global nature of our operations and the related complexities. Mr. Alspaugh serves on our Audit Committee and our Corporate Governance and Nominating Committees, as well as the same board committees of Ball Corp. and of Autoliv, where he also serves as chairman of the audit committee.

Leslie G. Denend. Dr. Denend, age 69, has served as a director since January 2005. Dr. Denend was President of Network Associates, Inc., from December 1997 until May 1998. Since 1998, Dr. Denend has served on the boards of numerous public and private companies. Dr. Denend also was President and CEO of Network General Corporation from February 1993 until December 1997 and Chairman, President and CEO of Vitalink Communications Corporation from October 1990 until its acquisition by Network Systems Corp. in June 1991. Dr. Denend remained as a business unit president at Network Systems Corp. until December 1992. He was Executive Vice President at 3Com Corporation from January 1989 until October 1990. He was also a partner in McKinsey and Company from December 1984 until January 1989. Dr. Denend served as Executive Assistant to the Executive Director of the Council on International Economic Policy in the Executive Office of the President from August 1974 until August 1975, as a member of the National Security Council Staff from June 1977 until 1979, when he became the Special Assistant to the Assistant to the President for National Security Affairs, until January 1981. Dr. Denend also served as Deputy Director of the Cabinet Council on Economic Affairs from May 1982 until June 1983. Dr. Denend earned a Ph.D. and an M.B.A. from Stanford University and a B.S. from the U.S. Air Force Academy. He currently serves as a director of McAfee, Inc., a supplier of computer security solutions, and the United Services Automobile Association, a financial services company, and as chairman of the board of directors of Exponent, Inc., an engineering and scientific consulting firm. Dr. Denend brings to our Board, among other skills and qualifications, extensive board-level experience over his career and valuable insight on strategic development, operational and executive compensation matters. Dr. Denend’s substantial experience as CEO and in other senior executive positions at a number of high technology companies is particularly relevant to our Board and management team. Dr. Denend is the chair of the Compensation Committee of our Board and also serves on our Audit Committee. Dr. Denend also serves on the compensation committees of McAfee and Exponent and the audit committee of the United Services Automobile Association.

Alex W. (Pete) Hart. Mr. Hart, age 70, has served as a director since July 2006. Mr. Hart is currently Chairman of the Board and a director of SVB Financial Corp. Mr. Hart has been an independent consultant to the financial services industry since November 1997. From August 1995 to November 1997, he served as Chief Executive Officer and from March 1994 to August 1996, as Executive Vice Chairman, of Advanta Corporation, a diversified financial services company. From 1988 to 1994, he was President and Chief Executive Officer of MasterCard International, the worldwide payment service provider. Mr. Hart holds a bachelor’s degree in social relations from Harvard University. He is currently a member of the boards of directors of Fair Isaac Corporation, a predictive software company (since 2002), Global Payments, Inc., a payment services company (since 2001), and eHarmony.com, an online relationship service (since 2004). Among other skills and qualifications, Mr. Hart has been an active participant in the payments and financial services industry for 42 years including as senior executive, director and consultant, and further, Mr. Hart’s payments industry experience ranges from executive roles at banks, issuers, acquirers and card associations, all of which provides unique insight into our business operations and strategy. The wide spectrum of Mr. Hart’s business and professional experience within the payments industry strongly complement the attributes of our other directors. Mr. Hart is the chair of our Corporate Governance and Nominating Committee. He also serves on the governance committees of Global Payments and SVB Financial, on the audit committee of eHarmony and on the compensation committees of Fair Isaac Corporation, Global Payments, SVB Financial and eHarmony.

Robert B. Henske. Mr. Henske, age 49, has served as a director since January 2005. Mr. Henske has served as a Managing Director of Hellman & Friedman LLC since July 2007. From May 2005 until July 2007, he served as Senior Vice President and General Manager of the Consumer Tax Group of Intuit Inc. He was Intuit’s Chief Financial Officer from January 2003 to September 2005. Prior to joining Intuit, he served as Senior Vice President and Chief Financial Officer of Synopsys, Inc., a supplier of electronic design automation software, from May 2000 until January 2003. From January 1997 to May 2000, Mr. Henske was at Oak Hill Capital Management, a Robert M. Bass Group private equity investment firm, where he was a partner. He holds a B.Sc. degree in Chemical Engineering from Rice University and an M.B.A. (with distinction) in Finance and Strategic Management from The Wharton School at the University of Pennsylvania. Mr. Henske also serves as chairman of the boards of directors of Activant Solutions, Inc., Datatel Inc. and Iris Software Ltd., and as a director of Goodman Global Inc. and Associated Materials LLC. Mr. Henske was previously a member of the boards of directors of Williams Scotsman, Grove Worldwide, Reliant Building Products and American Savings Bank. In addition to other skills and qualifications, Mr. Henske brings to our Board significant finance and accounting experience through his former roles as chief financial officer of large, global companies in the high technology industry. Mr. Henske’s leadership and management experiences, including his service as a director and committee member on the boards of a number of companies, provide valuable insight on dynamics and operation of the Board, particularly in its oversight role. Mr. Henske is chairman of our Audit Committee, is one of our Audit Committee financial experts and serves on our Compensation Committee. Mr. Henske is also on the audit and compensation committees of Activant Solutions and Goodman Global.

Richard A. McGinn. Mr. McGinn, age 64, has served as a director since December 2008. Mr. McGinn is a general partner at RRE Ventures, an investment advisory and venture capital firm, and a general partner with MR Investment Partners, an investment advisory private equity firm. Mr. McGinn joined RRE Ventures as a Senior Advisor in August 2001. From October 1997 to October 2000, he served as the Chief Executive Officer at Lucent Technologies Inc., a telecommunications equipment provider which he joined in February 1996; and in which he was President and the Chief Operating Officer from February 1996 to October 1997. Prior to Lucent, Mr. McGinn served in various executive level positions at AT&T, a telecommunications service provider, including as Chief Executive Officer of AT&T Network Systems. Mr. McGinn holds a B.A. from Grinnell College. Mr. McGinn is currently a member of the boards of directors of American Express Co., a financial services company, and Viasystems Group Inc., a leading provider of complex multi-layer printed circuit boards and electro-mechanical solutions. Mr. McGinn brings to our Board, among other skills and qualifications, core business skills and insight into operations and management of large, global companies drawn from his senior executive roles at multi-national companies, including as chief executive officer. Our Board values Mr. McGinn’s expertise in the communications, networking and technology industries. Mr. McGinn is a member of our Corporate Governance and Nominating Committee. He also serves on the compensation and nominating committees of American Express and on the compensation and audit committees of Viasystems Group.

Eitan Raff. Mr. Raff, age 69, has served as a director since October 2007. Mr. Raff has been the chairman of the board of directors of Bank Leumi USA and Bank Leumi UK plc since 1995. Mr. Raff currently serves as a financial consultant to Wolfson Clore Mayer Ltd. and as a senior advisor to Morgan Stanley. Mr. Raff is also the Chairman of the Management Committee of Hebrew University of Jerusalem and chairman of the public board of Youth Leading Change, a non-profit association, and previously served as the Accountant General (Treasurer) in the Israeli Ministry of Finance. Mr. Raff holds a B.A. and M.B.A. from the Hebrew University of Jerusalem. Bank Leumi is a lender under our bank credit agreement and the aggregate outstanding loan and revolving credit commitment from Bank Leumi to us is less than $10 million. Mr. Raff currently serves on the board of directors of Israel Corp. Ltd. and also served as chairman of the board of directors of Bank Leumi le Israel B.M. from 1995 until 2010. Mr. Raff brings to the Board, among other skills and qualifications, extensive and in-depth experience within the financial services industry, as well as global and cultural aspects of operations and business management relevant to our strategic development. Additionally, Mr. Raff provides unique perspectives on corporate governance and administration based on his long tenure with Bank Leumi. Mr. Raff is a member of our Corporate Governance and Nominating Committee. He currently serves on the audit committee and financial committee of Israel Corp. While serving on the Bank Leumi le Israel B.M. board, Mr. Raff served on a number of committees of the board of directors, including the committees on credit, finance, administration, conflicts of interest and risk management.

Charles R. Rinehart. Mr. Rinehart, age 63, has served as a director since May 2006 and as our non-executive Chairman since March 2008. Mr. Rinehart served as the Chief Executive Officer of Downey Financial Corp. from September 2008 through December 2008. Downey Financial Corp. was the holding company for Downey Savings and Loan, a banking institution, which had experienced financial difficulties prior to Mr. Rinehart’s tenure. In December 2008, Downey Financial Corp. filed for Chapter 7 bankruptcy liquidation after Downey Savings and Loan was placed into receivership by the Federal Depository Insurance Corporation. Prior to Downey, Mr. Rinehart retired from HF Ahmanson & Co. and its principal subsidiary, Home Savings of America in 1998. Mr. Rinehart joined HF Ahmanson in 1989 and shortly thereafter was named President and Chief Operating Officer. He was named Chief Executive Officer in 1993 and also became Chairman in 1995 and served in these roles through 1998. Mr. Rinehart holds a bachelor’s degree in mathematics from the University of San Francisco. Mr. Rinehart is also a fellow of the Casualty Actuarial Society. Mr. Rinehart serves as a director of MBIA Inc., a provider of financial guarantee insurance, fixed-income asset management and other specialized financial services, and of The PMI Group, Inc., a provider of residential mortgage insurance and credit enhancement solutions. Within the last five years, Mr. Rinehart has also served as a director of Safeco Corp., Union Bank of California, the Federal Home Loan Board of San Francisco, and PacifiCare. Among other skills and qualifications, Mr. Rinehart has relevant executive-level experience in the financial services and insurance industries. Our Board values Mr. Rinehart’s knowledge in the areas of finance, financial management and risk oversight. Mr. Rinehart is the chairman of our Board and serves on our Audit Committee. He also serves the audit committee and credit risk committee of MBIA, Inc. and on the audit committee of The PMI Group.

Jeffrey E. Stiefler. Mr. Stiefler, age 64, has served as a director since September 2008. Mr. Stiefler has been a senior leader and director of a number of companies, primarily in financial and business services. He is currently Venture Partner of Emergence Capital Partners. Mr. Stiefler joined Digital Insight as the company’s Chairman, President, and CEO in August 2003, prior to the company’s acquisition by Intuit in February 2007. From 1995 to 2003, Mr. Stiefler was an advisor to two private equity firms, McCown DeLeeuw and Co. and North Castle Partners. From 1993 to 1995, he was President and Director of American Express Company. He received his B.A. from Williams College and M.B.A. from the Harvard Business School. Mr. Stiefler is a director of LPL Investment Holdings Inc., a provider of technology and infrastructure services to independent financial advisors and to financial institutions, Taleo Corporation, a provider of talent management solutions, Fifth Third Processing Services, a provider of merchant acquisition and debit card processing services, LogicSource, a provider of outsourced print management services, and Touch Commerce Corporation, a provider of online interaction optimization solutions. Previously, Mr. Stiefler has served as President and CEO of IDS (a subsidiary of American Express Company), Senior Vice President for Citicorp’s Person-to-Person business unit, Vice-Chairman of Walker Digital Corp., and director of a number of companies, including National Computer Systems, TeleSpectrum, Outsourcing Solutions, CRC Health, and Education Lending Group. He has been a guest lecturer at a number of leading business schools including Harvard and Wharton. Mr. Stiefler brings to the Board, among other skills and qualifications, expertise in business operations and infrastructure based on nearly two decades in senior executive positions in the financial and business services industry. The Board values the diversity of Mr. Stiefler’s business experience, which ranges from venture-stage companies to mid-sized technology companies to large multinational companies, as well as his experiences as a lecturer in an educational setting. Mr. Stiefler serves on our Audit Committee and on our Compensation Committee. He also serves on the audit committee of LPL Investment Holdings, as lead director and on the governance committee of Taleo Corporation, as chairman of the board for each of LogicSource, Touch Commerce and First Third Processing Services and on the compensation committee of each of LogicSource and Touch Commerce.

Executive Officers

The current executive officers of VeriFone and their ages are as follows:

Name	Age	Position
Douglas Bergeron	50	Chief Executive Officer
Robert Dykes	61	Senior Vice President and Chief Financial Officer
Albert Liu	38	Senior Vice President, General Counsel and Corporate Secretary
Jeff Dumbrell	41	Executive Vice President
Elmore Waller	61	Executive Vice President, Integrated Solutions
Eliezer Yanay	50	President of VeriFone Israel and Executive Vice President, Continental Europe, South East Europe and Asia

Biographical information for Mr. Bergeron is set forth above.

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

Elmore Waller. Mr. Waller has served as Executive Vice President, Integrated Solutions since December 2004 and, since joining VeriFone in 1986, has served in a number of leadership positions including Senior Vice President and General Manager of the Worldwide Petro Division. Prior to working at VeriFone, Mr. Waller worked for 11 years at General Electric Company, serving in several financial management positions. Mr. Waller holds a M.B.A. from Syracuse University.

Eliezer Yanay. Mr. Yanay serves as President of VeriFone Israel and Executive Vice President, Continental Europe, South East Europe and Asia and is responsible for VeriFone’s operations in Israel, as well as business development, sales and marketing in Continental Europe, South East Europe and Asia. From November 2006 to March 2009, Mr. Yanay served as President of VeriFone Israel and Managing Director of Middle East. Mr. Yanay joined VeriFone following its acquisition of Lipman Electronic Engineering in November 2006. Mr. Yanay had served at Lipman as Executive Vice President of Sales and Marketing since September 2001 where his responsibilities included management of worldwide sales and marketing activities, management of the corporate sales and marketing department and oversight of Lipman’s non-U.S. subsidiaries. Before joining Lipman, Mr. Yanay held various senior-level positions at Shira Computers Ltd. (a subsidiary of VYYO Inc.) and Scitex Corporation, Ltd. Mr. Yanay holds a Bachelor of Arts in Psychology from Tel Aviv University.

There are no family relationships among any directors or executive officers of VeriFone.

Board Leadership Structure

Under our current Corporate Governance Guidelines, the Board is free to select its Chairman and our Chief Executive Officer in the manner it considers in the best interests of VeriFone at any given point in time. Since 2008 the positions of Chairman of the Board and Chief Executive Officer have been held by separate persons. The Board and its committees meet throughout the year on a set schedule, usually at least once a quarter, and also hold special meetings from time to time. The Board meets in executive sessions with no management directors or employees present at each regularly scheduled meeting. The Chairman of the Board presides over these sessions. Agendas and topics for Board and committee meetings are developed through discussions between management and members of the Board and its committees. Information and data that are important to the issues to be considered are distributed in advance of each meeting. Board meetings and background materials focus on key strategic, operational, financial, governance and compliance matters applicable to us, including the following:

•	Reviewing quarterly our business, operations and performance;

•	Reviewing progress of strategic initiatives and longer-term strategic and business plans;

•	Reviewing key product, market, industry and competitive issues;

•	Reviewing and approving material investments or acquisitions, strategic transactions and other significant transactions which are not in the ordinary course of business;

•	Overseeing our compliance with legal and regulatory requirements;

•	Overseeing our financial results;

•	Overseeing overall insurance structure and policies, including D&O insurance levels;

•

Evaluating the performance of the Board and reviewing and determining the qualifications of directors and mix of expertise and other attributes of directors, including the financial expertise of members of the Audit Committee;

•	Reviewing and determining the independence of our directors, the appointment of the Chairman of the Board and the selection of Board committee members;

•	Selecting and approving director nominees; and

•	Reviewing and approving director compensation, executive compensation and overall compensation plans.

Board’s Role in Risk Oversight

The Board executes its risk management responsibility directly and through its committees. As set forth in its charter and annual work plan, our Audit Committee has primary responsibility for overseeing the Company’s enterprise risk management process. The Audit Committee receives updates and discusses individual and overall risk areas during its meetings, including VeriFone’s financial risk assessments, operations risk management policies and major financial risk exposures and the steps management has taken to monitor and control such exposures. Our Vice President of Internal Audit reviews with the Audit Committee our annual risk assessment results and at least once each quarter the results of internal audits, including the adequacy of internal controls over financial reporting, information systems controls and security. Throughout each fiscal year appropriate members of management are invited to the Audit Committee meeting to provide enterprise-level reports relevant to the Audit Committee’s oversight role, including adequacy and effectiveness of management reporting and controls systems used to monitor adherence to policies and approved guidelines, information systems, treasury, insurance structure and coverage, tax structure and planning, worldwide disaster recovery planning, and the overall effectiveness of our operations risk management policies. The Audit Committee is scheduled to meet at least twice a quarter, and generally covers at one of these meetings one or more areas relevant to its risk oversight role. At each meeting, the Audit Committee also reviews with our Senior Vice President, General Counsel & Corporate Compliance Officer any significant compliance matters, including matters raised through VeriFone’s alert line.

In addition, our Compensation Committee oversees risks associated with our compensation policies and practices with respect to both executive compensation and compensation generally. The Corporate Governance and Nominating Committee oversees risks related to our overall corporate governance, including compliance with laws and regulatory requirements such as the Foreign Corrupt Practices Act, the UK Anti-bribery Act and our insider trading policy. The Board is kept abreast of its committees’ risk oversight and other activities via reports of the committee chairmen to the full Board at least once a quarter during the Board meetings.

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

Director Attendance at Meetings

Although our Board recognizes that conflicts may occasionally prevent a director from attending a Board or stockholder meeting, the Board expects each director to make every reasonable effort to keep such absences to a minimum. In fiscal year 2010, the Board held six meetings. During that period, each director attended not less than 75% of the meetings of the Board and committees of the Board on which the director served. At the 2010 Annual Meeting of Stockholders, all of our current directors who were directors at that time were in attendance.

Executive Sessions

Non-employee directors meet in executive session with no management directors or employees present at each regularly scheduled Board meeting. The presiding director at these meetings is Mr. Rinehart, the Chairman of the Board.

Communications with Directors

Any interested party may direct communications to individual directors, including the presiding director, to a board committee, the independent directors as a group, or to the Board as a whole, by addressing the communication to the named individual, to the committee, the independent directors as a group, or to the Board as a whole c/o Secretary, VeriFone Systems, Inc., 2099 Gateway Place, Suite 600, San Jose, CA, 95110. VeriFone’s Secretary or an Assistant Secretary will review all communications so addressed and will relay to the addressee(s) all communications determined to relate to the business, management or governance of VeriFone.

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

In fiscal year 2010, our Audit Committee met nine times. Our Board and our Corporate Governance and Nominating Committee have determined that each member of the Audit Committee is “independent” within the meaning of the rules of both the NYSE and the SEC.

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

The Compensation Committee may, in its discretion, delegate all or a portion of its duties and responsibilities to such standing or ad hoc subcommittees as it may determine to be necessary or appropriate for the discharge of its responsibilities, as long as the subcommittee contains at least the minimum number of directors necessary to meet any regulatory requirements.

In fiscal year 2010, our Compensation Committee met four times, and met in executive session without management present at each such meeting.

Our Board of Directors and our Corporate Governance and Nominating Committee have determined that each member of the Compensation Committee is “independent” within the meaning of the rules of both the NYSE and the SEC.

The report of the Compensation Committee is included in this Annual Report on Form 10-K under Compensation Committee Report.

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

•

Identifying and evaluating individuals believed to be qualified to become Board members, consistent with criteria approved by the Board, and selecting, or recommending to the Board, the nominees to stand for election as directors at the annual meeting of stockholders or, if applicable, at a special meeting of stockholders;

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

The Corporate Governance and Nominating Committee has not established specific minimum education, experience, or skill requirements for potential members, but, in general, expects that qualified candidates will have high-level managerial experience in a complex and global organization, and will be able to represent the interests of the stockholders as a whole and not just certain special interest groups or constituencies. The Corporate Governance and Nominating Committee considers each candidate’s judgment, skill, diversity and professional experience with businesses and other organizations of comparable size in the context of the needs of the Board, the interplay of the candidate’s experience with the experience of other Board members, and the extent to which the candidate would be a desirable addition to the Board and any committees of the Board. At this stage of our development, relevant experiences include, among other things, large-company CEO experience, senior management experience in the payments industry, senior-level experience at multi-national companies and financial and accounting expertise. In addition, each candidate is expected to contribute positively to the existing chemistry and collaborative culture among Board members and must have the time and ability to make a constructive contribution to the Board. The Corporate Governance and Nominating Committee also values work ethic, leadership and problem-solving skills and diversity in selecting nominees to serve on the Board, and is committed to actively seeking out highly qualified individuals to contribute to the diversity of the pool from which Board nominees are chosen. Although the Corporate Governance and Nominating Committee does not have a formal policy on diversity, the Corporate Governance and Nominating Committee broadly construes diversity to mean a variety of opinions, perspectives, expertise, personal and professional experiences and backgrounds (including gender, race and ethnicity), as well as other differentiating characteristics. Our Board and each of the committees of the Board engage in an annual self-evaluation that includes an evaluation of diversity of the Board, and during fiscal year 2010, the Corporate Governance and Nominating Committee discussed the value of diversity during its annual review of Board composition.

The Corporate Governance and Nominating Committee has generally identified nominees based upon suggestions by directors, management, outside consultants, including third party search firms, and stockholders. Before any nominee is considered, the Corporate Governance and Nominating Committee makes a preliminary determination as to whether there is a need for additional members of the Board. If a need is identified, members of the Corporate Governance and Nominating Committee discuss and evaluate possible candidates in detail and suggest individuals to explore in more depth. Once a candidate is identified for further consideration, members of the Corporate Governance and Nominating Committee, as well as other members of the Board as appropriate, interview the nominee. After completing this evaluation, the Corporate Governance and Nominating Committee makes a recommendation and the nominee is referred to the full Board for its consideration of the nominee. The Corporate Governance and Nominating Committee will consider candidates recommended by stockholders in the same manner as other candidates. Stockholders may nominate candidates for director in accordance with the advance notice and other procedures contained in our Bylaws.

The Corporate Governance and Nominating Committee may, in its discretion, delegate all or a portion of its duties and responsibilities to a subcommittee of the Corporate Governance and Nominating Committee.

In fiscal year 2010, our Corporate Governance and Nominating Committee met four times, and met in executive session at each such meeting.

Our Board of Directors and our Corporate Governance and Nominating Committee have determined that each member of the Corporate Governance and Nominating Committee is “independent” within the meaning of the rules of both the NYSE and the SEC.

Committee Membership

The table below summarizes membership information for each of the Board committees:

Director	Audit Committee	Compensation Committee	Corporate Governance and Nominating Committee
Robert W. Alspaugh	✓	—	✓
Douglas G. Bergeron	—	—	—
Leslie G. Denend	✓	✓ (Chairman)	—
Alex W. (Pete) Hart	—	—	✓ (Chairman)
Robert B. Henske	✓ (Chairman)	✓	—
Richard A. McGinn	—	—	✓
Eitan Raff	—	—	✓
Charles R. Rinehart	✓	—	—
Collin E. Roche (1)	—	✓	—
Jeffrey E. Stiefler (2)	✓	✓	—

✓ = Member

(1)	Mr. Roche did not stand for re-election at our Annual Meeting held June 30, 2010 and, accordingly, effective June 30, 2010, was no longer a member of the Compensation Committee.
(2)	Mr. Stiefler became a member of the Compensation Committee effective March 17, 2010.

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

SEC regulations require us to identify in our Annual Report on Form 10-K anyone who failed to file on a timely basis reports that were due during the most recent fiscal year or, in certain cases, prior years. Based on our review of reports we received, or written representations from reporting persons stating that they were not required to file these forms, we believe that, during the fiscal year ended October 31, 2010, all Section 16(a) filing requirements were satisfied on a timely basis.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The following Compensation Discussion and Analysis (“CD&A”) describes the principles, policies, and practices that formed the foundation of our compensation program in fiscal year 2010 and explains how they applied to our named executives for fiscal year 2010, who are our Chief Executive Officer, Douglas G. Bergeron; our Senior Vice President and Chief Financial Officer, Robert Dykes; our Executive Vice President managing the United States, Canada, Northern Europe, Middle East and Africa, Jeff Dumbrell; our Executive Vice President, Integrated Solutions, Elmore Waller; and our President of VeriFone Israel and Executive Vice President, Continental Europe, South East Europe and Asia, Eliezer Yanay. We refer to these executive officers as our “named executives.”

Compensation Program

Objectives

We believe that highly talented, dedicated, and results-oriented management is critical to our growth and long-term success. Our compensation program, which is subject to the oversight of our Board of Directors and its Compensation Committee, is designed to:

•	Attract, motivate, and retain management talent of high quality in a competitive market;

•

Align our management’s interests with long-term stockholder value by providing for a significant portion of management’s compensation in the form of stock options, restricted stock units, and other stock-based awards the value of which depends upon the performance of our common stock;

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

The financial performance targets that we establish for our named executives are set at the beginning of each fiscal year based on our operating plan for the whole company. The financial forecasts that form our operating plan reflect our company-wide growth targets and align with our strategic objectives for VeriFone. In order to incentivize our named executives, the financial performance targets used for purposes of executive compensation are generally set at the operating plan targets for performance at the higher end of the range of our planned growth. Our operating plan reflects what our management and Board believes we could achieve if we execute well on our operational strategies and goals.

Elements of Executive Compensation

Each compensation component is structured to recognize individual performance and to incentivize both short and long-term performance. Our compensation program consists of the following short-term and long-term components:

Short-term components

•	Base salary

•	Variable annual and quarterly or semi-annual performance-based cash bonus awards

•	Variable annual performance-based equity awards, such as restricted stock units or stock options

•	Additional discretionary or one-time cash bonus awards for exceptional individual performance

•	Benefits and perquisites

Long-term component

•	Periodic grants of long-term equity-based awards, including restricted stock units and stock options

The foregoing elements combine to promote the compensation objectives that we have outlined above. The Compensation Committee believes that a mix of both short-term cash and equity incentives and long-term equity incentives are appropriate to implement our overall compensation program. The Compensation Committee sets base salaries and benefits and perquisites at levels that are designed to provide a competitive level of compensation in order to achieve our objective of attracting, motivating and retaining management talent of high quality in a competitive environment. The Compensation Committee structures performance-based cash bonus awards to provide our named executives with compensation that rewards the achievement of our quarterly and annual goals and other near term stockholder value-creation strategies. The Compensation Committee uses equity incentive awards to motivate named executives to achieve superior performance over a longer period of time and to tie the majority of each named executive’s compensation to long-term stockholder value creation. In determining the amount of the compensation awarded to a particular named executive, the Compensation Committee considers the following factors:

•	Whether the short and long-term components of the compensation package, in absolute as well as relative terms, assure that appropriate recognition, incentives and retention value are maintained;

•	Our share price performance during the fiscal year;

•

Our performance during the fiscal year as measured against projections of our performance prepared by management for the fiscal year, including projections in respect of revenue, as adjusted and net income, as adjusted, per share;

•

Information prepared by the Compensation Committee’s outside independent executive compensation consultant, Compensia, as described under “Competitive Data” and “Role of Compensation Consultants” below, including information with respect to the compensation plan arrangements of technology companies with revenues comparable to ours and selected peer companies; and

•

Evaluations prepared by our Chief Executive Officer with respect to the individual performance of each of our other named executives consistent with our compensation objectives. In making recommendations with respect to named executive officers other than himself, our Chief Executive Officer evaluates the performance of the executives against the performance goals set for each executive and considers the executive’s responsibilities and compensation in relation to other officers. Our Chief Executive Officer does not make recommendations about his own compensation.

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

Mix of Compensation Elements

As discussed above, we weigh compensation for the named executives primarily towards short-term performance-based compensation and long-term equity compensation. In addition, for fiscal year 2010 our Compensation Committee determined to award each named executive a short-term performance-based equity award in the form of restricted stock units with vesting contingent upon our achievement of a specified net income, as adjusted, per share financial target for fiscal year 2010. See “Grants of Plan-Based Awards” below for information about fiscal year 2010 equity awards to our named executives. However, we do not have any pre-established targets relating to the mix between base salary, short-term performance-based compensation and long-term equity compensation. The Compensation Committee makes a determination as to the particular mix of a named executive’s total compensation for a particular year based on its review of the factors described above relating to how base salaries, short-term performance-based compensation and long-term equity compensation are set in each year.

Executive Stock Ownership Guidelines

In March 2010, the Board adopted stock ownership guidelines which apply to each executive officer who is a direct report to our chief executive officer. The guidelines require our chief executive officer to own a minimum number of shares of our common stock valued at approximately three times his annual base salary, and for each executive who is a direct report to the chief executive officer to own a minimum number of shares of our common stock valued at approximately such executive’s annual base salary. Under these guidelines, only vested restricted stock units and owned stock count toward the ownership level. An executive has a five year period over which to achieve the target ownership level. Ownership and progress toward guidelines will be reviewed annually by the Compensation Committee.

Tax Considerations

Section 162(m) of the U.S. Internal Revenue Code places a limit on the tax deduction for compensation in excess of $1 million paid to certain “covered employees” of a publicly held corporation (generally, the corporation’s principal executive officer and its next four most highly compensated executive officers in the year that the compensation is paid). This limitation applies only to compensation which is not considered performance-based under the Section 162(m) rules. The Compensation Committee believes that it is in our best interests and the best interests of our stockholders to comply with the limitations of Section 162(m) of the Code to the extent practicable and consistent with retaining, attracting, and motivating our named executives. No named executive received annual compensation in fiscal year 2010 that exceeded the $1 million limit for purposes of Section 162(m). Our Bonus Plan provides for performance based awards within the meaning of Section 162(m) and the Compensation Committee generally intends to grant awards under the Bonus Plan that are performance based within the meaning of Section 162(m).

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

Employment-Related Agreements with Named Executives

We may enter into employment agreements with one or more of our named executives if we determine that an employment agreement is necessary to obtain a measure of assurance as to the executive’s continued employment in light of prevailing market competition for the particular position held by the named executive and the importance of the particular position, or if the Compensation Committee determines that an employment agreement is necessary and appropriate to attract, motivate, and retain executive talent in light of market conditions, the prior experience of the executive, or our practices with respect to other similarly situated employees. Based on an evaluation of these factors, we entered into an amended and restated employment agreement with our Chief Executive Officer, Mr. Bergeron, during the fiscal year ended October 31, 2009, which continues Mr. Bergeron’s employment with VeriFone through October 31, 2012. The terms of this employment agreement are described below under “Employment Agreement with our Chief Executive Officer.”

Employment Agreement with our Chief Executive Officer

In the first half of fiscal year 2009, our Compensation Committee undertook a review of the compensation program for Mr. Bergeron, our Chief Executive Officer, in light of the pending expiration of his January 2007 amended and restated employment agreement (the “2007 Employment Agreement”) on October 31, 2009. The Compensation Committee was mindful of Mr. Bergeron’s role in VeriFone’s performance since July 2001 and VeriFone’s continuing success. In conducting its review, the Compensation Committee also considered Mr. Bergeron’s compensation history with VeriFone, equity holdings and the vesting schedule of his equity awards to assess the extent to which those holdings and the remaining unvested awards helped to serve the Compensation Committee’s goal of retaining and motivating Mr. Bergeron. In addition, the Compensation Committee also conducted an evaluation of compensation levels, mix of compensation components and compensation structure for chief executive officers of peer group companies based on data provided by Compensia, an independent executive compensation consultant, and took into consideration the stock performance of VeriFone relative to the stock performance of peer group companies during the preceding 12 months.

Our Compensation Committee determined that renewal of Mr. Bergeron’s 2007 Employment Agreement was appropriate but also sought to establish a program that provided for both near term and long term incentives for Mr. Bergeron to promote increased value for our stockholders, including through share price appreciation, consistent with the aim of the 2007 Employment Agreement. To achieve these objectives, the Compensation Committee determined that it would be appropriate to combine time-based stock options, which would incentivize consistent performance over the vesting term, and performance-based equity awards based on achieving substantial improvement in financial and operating performance as measured by a non-GAAP net income per share financial target, which would reward near term performance.

Based on the Compensation Committee’s review, on April 8, 2009, we entered into an amended and restated employment agreement with Mr. Bergeron (the “2009 Employment Agreement”) which superseded the remaining employment term of Mr. Bergeron under the 2007 Employment Agreement. The 2009 Employment Agreement provides for an annual base salary for fiscal year 2009, subject to annual increases in subsequent fiscal years at the discretion of the Board upon recommendation of the Compensation Committee, and for potential annual cash bonuses. Annual bonus eligibility and any related bonus target will be determined for each year by the Compensation Committee in its discretion. Annual bonuses may be between 0% and 200% of the target bonus, based on Mr. Bergeron’s performance and the achievement of performance criteria to be established by our Compensation Committee. Further, to the extent that the Compensation Committee establishes an annual cash bonus target that is conditioned upon VeriFone’s financial performance meeting specified targets, the Compensation Committee may, in its discretion, include a provision requiring that any bonus actually paid to Mr. Bergeron be reimbursed to VeriFone in the event or to the extent that, during a time period established by the Compensation Committee at the time such incentives are established, VeriFone announces a restatement of its financial results, a result of which is that the relevant performance threshold would no longer be met.

Under the 2009 Employment Agreement, Mr. Bergeron’s fiscal 2009 annual base salary was $700,000, which was the same as Mr. Bergeron’s annual base salary for each of fiscal year 2008 and 2007, with no target bonus for fiscal year 2009. For fiscal year 2010, the Compensation Committee recommended and the Board approved an annual base salary of $800,000 for Mr. Bergeron, and an annual bonus target of $1.0 million. See “Determination of Compensation” and “Fiscal Year 2010 Bonus Determinations” in this CD&A for information regarding Mr. Bergeron’s compensation for fiscal year 2010.

Under the 2009 Employment Agreement, Mr. Bergeron is entitled to an initial stock option award and an annual equity award, in each case the amount, terms and condition to be determined by the Board upon recommendation by the Compensation Committee, but would not be entitled to any further compensation benefits under the 2007 Employment Agreement, including with respect to the performance RSUs granted under that agreement. In connection with the execution of the 2009 Employment Agreement, for fiscal 2009 Mr. Bergeron received a grant of 150,000 time-based stock options which vest over a four year period and cliff vest as to 25% on the first anniversary of the vesting commencement date, and a grant of 150,000 performance-based stock options which may be earned based upon our achieving a non-GAAP net income per share financial target for fiscal 2009 as set by our Board of Directors. The target for this grant was achieved and the shares subject to these earned options vested and became exercisable on October 31, 2010. For fiscal year 2010 Mr. Bergeron received an equity award of 257,142 restricted stock units. These equity award grants to Mr. Bergeron are discussed under “Long-Term Equity Incentive Compensation” below.

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

Determination of Compensation

Role of Compensation Consultants

We and the Compensation Committee consult from time to time with executive compensation consultants and consider the compensation levels of companies within our industry and other industries that compete for the same talent. Neither we nor the Compensation Committee has maintained any long-term contractual relationship with any compensation consultant, but in recent years the Compensation Committee has retained an independent executive compensation consultant in connection with its review of compensation for the named executives. Periodically, the Compensation Committee also retains compensation consultants to assist in the design of programs that affect named executive compensation. As described below, in fiscal year 2010, the Compensation Committee used market data and analysis from Compensia in reviewing our compensation levels and the proposed structure of the compensation program for our Chief Executive Officer and other named executives. Compensia did not provide any services to VeriFone other than the services requested by the Compensation Committee. In addition, we subscribe to certain third party compensation survey services that allow us and the Compensation Committee to access reports and compensation survey data detailing compensation practices at peer companies and in the relevant geographical locations for benchmarking purposes.

Competitive Data

Our Compensation Committee relies upon market data and executive compensation data and trends of our peer group companies from three primary third party sources: Compensia, Equilar, Inc., a provider of executive compensation benchmarking solutions, and Radford, a provider of compensation market intelligence to the technology and life sciences industries. For fiscal year 2010, our Compensation Committee engaged Compensia to prepare for presentation to the Compensation Committee analyses and reports, including an analysis of base salary and merit increase metrics and short and long-term incentive plan practices in the general high technology industry and an evaluation of the competitiveness of our executive compensation program which focused on current trends and practices in pay-for-performance, short-term incentive plans and executive and company-side long-term incentive grants among peer group companies as well as the general high technology market. In addition, the Compensation Committee reviewed a detailed compensation assessment prepared by Compensia of our Chief Executive Officer compensation program compared to that of peer group companies. The peer group companies reviewed and approved by the Compensation Committee are primarily technology companies, some of which compete with us for business or for executive personnel. The Compensation Committee’s intent was to choose peer group companies that have one or more attributes significantly similar to us, including size (evaluated on the basis of revenue and market capitalization), location, general industry, or products. The Compensation Committee reviewed this and other benchmarking data and market trends derived from additional surveys and market information with representatives of our Human Resources department. The following companies made up the peer group companies for fiscal year 2010:

Advocent Corporation	Intermec
Brocade Communications Systems	MICROS Systems
Cadence Design Systems	Novell
Checkpoint Systems	Palm
CSG Systems International	Tibco Software
Electronics for Imaging	Varian
Heartland Payment Systems	Zebra Technologies

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

Base Salary

The objective of base salary is to provide fixed compensation to a named executive that reflects his or her job responsibilities, experience, value to our company, and demonstrated performance. For fiscal year 2010, the salaries for the named executives were determined by the Compensation Committee based on its subjective evaluation of a variety of factors including the following:

•	The scope and importance of the named executive’s responsibilities.

•	The contribution and experience of the named executive.

•	Competitive market information regarding salaries.

•	Overall compensation trends and economic conditions for peer group companies and the broader technology market.

•	The importance of retaining the named executive along with the competitiveness of the market for the named executive’s role and responsibilities.

•	The base salary of the named executive in prior fiscal years.

•	The base salary of individual named executives as compared with each other.

•	For our Chief Executive Officer the detailed analysis of our CEO’s compensation program by Compensia.

•	As to the named executives other than the Chief Executive Officer, the recommendation of our Chief Executive Officer based on his subjective evaluation of the individual’s performance.

Base salaries are typically reviewed annually in the first quarter of each fiscal year in connection with annual performance reviews and adjusted to take into account the factors described above.

Fiscal Year 2010 Annual Base Salary Determination

The Compensation Committee set fiscal year 2010 annual base salaries of the named executives as follows:

Named Executives	Fiscal Year 2010 Annual Base Salary
Douglas G. Bergeron	$800,000
Robert Dykes	$425,000
Jeff Dumbrell	$315,000
Elmore Waller	$325,000
Eliezer Yanay (1)	$342,618

(1)	Mr. Yanay’s annual base salary is set and paid in Israeli New Shekels. For disclosure purposes, Mr. Yanay’s annual base salary of ILS 1,248,500 has been converted from Israeli New Shekels to U.S. Dollars at the October 31, 2010 exchange rate of 3.644 Shekels per one U.S. Dollar.

For the fiscal year ended October 31, 2010, the Compensation Committee generally set the annual base salary of each of our named executives after consideration of a number of factors, including similar arrangements in place at our peer group companies, the total fiscal year 2010 compensation package to be set for each named executive as well as total compensation in past fiscal years, the extent of each named executive’s performance during the past fiscal year, the extent of relevant experience of each named executive, and each named executive’s expected role and scope of responsibilities within our company for fiscal year 2010. The Compensation Committee also takes into consideration any significant increase in a particular named executive’s responsibilities compared to the previous year.

Performance-Based Bonuses

Each of our named executives was eligible for performance-based bonuses as a component of overall compensation as well as to provide an incentive and reward for superior performance over the short-term. For fiscal year 2010, Mr. Bergeron was eligible for an annual performance-based bonus. In addition to an annual performance-based bonus, Mr. Dykes was eligible for semi-annual performance-based bonuses and each of Messrs. Dumbrell, Waller and Yanay was eligible for quarterly performance-based bonuses. Quarterly bonuses are generally paid in cash in the fiscal quarter following the applicable period’s performance and are intended to account for approximately 75% of the aggregate bonus compensation for our named executives. The semi-annual bonus for Mr. Dykes is intended to account for approximately 35% of his aggregate bonus compensation and is paid in June for the first six months of our fiscal year and in December for the last six months of our fiscal year. Annual bonuses are typically approved by the Board upon recommendation of the Compensation Committee and paid in the first fiscal quarter of each year based on our financial performance during the prior fiscal year and in part on the individual performance of the named executives, in each case based on pre-established targets and objectives.

In setting annual bonus compensation, which is usually intended to account for all of the bonus compensation of our CEO and at least one-fourth of overall bonus compensation of our other named executives, the Compensation Committee determines a target dollar value for annual bonus awards at the beginning of the fiscal year. Under the 2009 Employment Agreement, the Compensation Committee has the discretion to deliver between 0% and 200% of the target annual bonus compensation for our CEO. For fiscal year 2010, one-half of Mr. Bergeron’s target annual bonus may be paid at the discretion of the Board based on Mr. Bergeron’s performance during fiscal year 2010 and the remaining one-half may be paid at between 0% and 150% based on VeriFone achieving a target non-GAAP net income per share set by the Board at the time the Board set the target annual bonus.

For our other named executives, the Compensation Committee generally allocates at least 80% of a named executive’s total performance bonus based on objective performance-based factors. For fiscal year 2010, 100% of Mr. Dykes’ semi-annual bonus and 85% of each of Messrs. Dumbrell, Waller and Yanay’s total performance bonus were based on objective performance-based factors, which are as follows:

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

Net income, as adjusted and net income, as adjusted, per share (2), (3)

Growth in net income, as adjusted and net income, as adjusted, per share provides an indicator as to our ability to generate returns on our operations and fund future growth. These are non-GAAP financial measures that we have historically used to evaluate our performance and compare our current results with those for prior periods as well as with the results of other companies in our industry. These non-GAAP financial measures have also been used by investment analysts to evaluate our performance. We also refer to this metric as non-GAAP net income per share.

(1)	For fiscal year 2010, revenue, as adjusted, was calculated by adding back the amortization of step-down in deferred revenue on acquisitions to our GAAP revenue. We refer to this measure as non-GAAP net revenues in our reports of our financial results on Form 8-K.
(2)	Net income, as adjusted, and net income, as adjusted, per share are non-GAAP financial measures that we use in addition to GAAP results to evaluate our performance and compare our results to other companies. We refer to these measures as non-GAAP net income and non-GAAP net income per share in our reports of our financial results on Form 8-K. Net income, as adjusted, per share is calculated by excluding the following GAAP items from net income (loss) as reported: acquisition-related expenses (excluding fair value adjustments related to certain acquired contracts); restructuring costs; amortization of purchased intangibles, non-cash interest expense related to our adoption in our first quarter of fiscal year 2010 of ASC 470-20, Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion; legal settlements; post-restatement incremental professional services fees and stock-based compensation, all presented on an after-tax basis, as well as changes in the valuation allowance of deferred tax assets.
(3)

Each fiscal quarter and for each fiscal year we report these metrics, which we refer to as non-GAAP net revenues, non-GAAP net income and non-GAAP net income per share in our reports of our financial results on Form 8-K. For the fiscal year ended October 31, 2010, our GAAP financial statements and the items to reconcile to our non-GAAP financial measures are described and included in our Form 8-K filed December 2, 2010 for our fourth quarter and fiscal year 2010 results; Form 8-K filed August 24, 2010 for our third quarter 2010 results; Form 8-K filed May 26, 2010 for our second quarter 2010 results and Form 8-K filed March 2, 2010 for our first quarter 2010 results.

The Compensation Committee views financial performance as the most important factor in determining a named executive’s annual bonus. In addition to the above, a portion of the fiscal year 2010 quarterly performance-based bonus for each of Messrs. Dumbrell, Waller and Yanay was measured against pre-established contribution and gross margin targets for the business units that each manages.

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

3. Individual and Organizational Performance

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

Discretionary Portion of Bonuses

Although the Compensation Committee believes that the bulk of the bonus should normally be based on objective measures of financial and stock performance, the Compensation Committee believes that in certain circumstances more subjective performance elements are also important in setting the bonus compensation of named executives.

1. Individual Bonus Targets

A portion of a named executive’s bonus target may be awarded based on a subjective evaluation of the named executive’s performance. For fiscal year 2010, approximately15% of the total cash bonus target for each of Messrs. Dumbrell, Waller and Yanay was awarded each quarter based on whether he met or exceeded the expectations of our CEO following our CEO’s subjective review of his individual performance during each quarter. This performance assessment is evaluated subjectively and typically based on qualitative factors such as management abilities and staff development.

2. Compensation Committee Discretion

A named executive’s bonus award may be adjusted based on the Compensation Committee’s subjective evaluation of the named executive’s individual performance. In addition, the Compensation Committee has the discretion, in appropriate circumstances, to award a bonus less than the amount determined by the objective steps set out above, including to award no bonus at all. The Compensation Committee also has the discretion to award special additional discretionary bonuses for exceptional performance or for the achievement of specific accomplishments that the Compensation Committee, after consultation with management, has determined are of significant importance to us.

Fiscal Year 2010 Bonus Determinations

Determination of 2010 Target Bonus Amount

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

Annual Target Bonus

For fiscal year 2010, the Compensation Committee approved the following annual target bonuses for the named executives:

Named Executive	Target Annual Bonus
Douglas G. Bergeron	$1,000,000
Robert Dykes	$180,000
Jeff Dumbrell	$37,500
Elmore Waller	$42,500
Eliezer Yanay (1)	$34,303

(1)	Mr. Yanay’s annual bonus amount is set and paid in Israeli New Shekels. For disclosure purposes, Mr. Yanay’s annual bonus amount of ILS 125,000 has been converted from Israeli New Shekels to U.S. Dollars at the October 31, 2010 exchange rate of 3.644 Shekels per one U.S. Dollar.

For fiscal year 2010, each named executive’s annual bonus was based entirely on performance-based objectives. Under the 2009 Employment Agreement, Mr. Bergeron may receive between 0% and 200% of his target annual bonus. For fiscal year 2010, Mr. Bergeron may receive between 0% and 150% of one-half of his annual target bonus based on whether our non-GAAP net income per share for fiscal year 2010 meets or exceeds a target set by the Board consistent with VeriFone’s plan and forecasts at the beginning of the fiscal year. The rest of his annual bonus is based on Mr. Bergeron’s personal performance as determined by the Board with consideration of VeriFone’s overall financial performance and the Board’s evaluation of Mr. Bergeron’s execution on strategic initiatives and leadership. Accordingly, Mr. Bergeron may receive a bonus that is greater or less than his annual target bonus, depending on whether, and to what extent performance and other conditions are satisfied and the Board’s evaluation of the his performance, up to a maximum total cash bonus of 200% of his target annual bonus. Each named executive other than the Chief Executive Officer may receive between 0% and 100% of the portion of his annual target bonus that is measured against pre-set personal and organizational objectives which are business-unit specific for each named executive, which for fiscal year 2010 constitutes one-half of each named executive’s target annual bonus. The remaining half of the target annual bonus is measured based on our actual corporate financial performance compared to the financial forecasts developed at the beginning of the fiscal year may be paid at 0% or, for achievement at or above 80% of the target, based on the actual percent of achievement. Accordingly, each named executive may receive an annual bonus that is greater or less than his annual target bonus, and which could be zero.

For fiscal year 2010, for each of Messrs. Dykes, Dumbrell, Waller and Yanay, 50% of the annual bonus was allocated based on the achievement of pre-set targets for net revenues, as adjusted, and net income, as adjusted. The remaining 50% of the annual bonus for each of these named executives was allocated based on a set of business unit-specific criteria consistent with overall corporate goals and objectives, each of which were given equal weighting toward the business-unit specific component of a named executive’s annual bonus. For Mr. Dykes, the business unit-specific criteria for fiscal year 2010 were enhancement of the financial processes, completion of key organizational initiatives and program objectives, achievement of goals related to expense controls and operational efficiencies and other achievements above the normal scope of Mr. Dykes’ position such as contributions to corporate-level business development or strategic transactions. For Messrs. Dumbrell, Waller and Yanay, the business unit-specific criteria for fiscal year 2010 were strategic growth and business development efforts, achievement of budgeting expense controls and operations efficiencies as to the business unit that each such named executive manages and business unit contribution to corporate initiatives and successes, including expansion into emerging markets.

The following table provides a summary of the annual bonus performance targets, weighting of each and award for fiscal year 2010:

Named Executive	Fiscal Year 2010 Performance Goals	Weighting	Minimum	Maximum
Douglas G. Bergeron	Net income, as adjusted, per share	50%	$—	$750,000
	Board review of performance	50%	$—	$1,250,000

Robert Dykes	Net Revenues, as adjusted	25%	$—	$45,000	(1)
	Net income, as adjusted	25%	$—	$45,000	(1)
	Business unit-specific criteria	50%	$—	$90,000

Jeff Dumbrell	Net Revenues, as adjusted	25%	$—	$9,375	(1)
	Net income, as adjusted	25%	$—	$9,375	(1)
	Business unit-specific criteria	50%	$—	$18,750

Elmore Waller	Net Revenues, as adjusted	25%	$—	$10,625	(1)
	Net income, as adjusted	25%	$—	$10,625	(1)
	Business unit-specific criteria	50%	$—	$21,250

Eliezer Yanay (2)	Net Revenues, as adjusted	25%	$—	$8,576	(1)
	Net income, as adjusted	25%	$—	$8,576	(1)
	Business unit-specific criteria	50%	$—	$17,151

(1)	These amounts represent achievement at 100%. In the event we achieve net revenues, as adjusted or net income, as adjusted above 100% of the target for each such financial metric, the annual bonus based on such metric shall be earned at the actual percent of achievement for each of Messrs. Dykes, Dumbrell, Waller and Yanay.
(2)	Mr. Yanay’s annual bonus amount is set and paid in Israeli New Shekels. For disclosure purposes, the components of Mr. Yanay’s annual bonus have been converted from Israeli New Shekels to U.S. Dollars at the October 31, 2010 exchange rate of 3.644 Shekels per one U.S. Dollar.

Annual Bonus Awards

For fiscal year 2010, our actual net revenues, as adjusted, and net income, as adjusted exceeded the target for each such financial metric set at the beginning of the fiscal year. As a result, Mr. Bergeron earned a payout at 150% as to the portion of his annual bonus based on such financial metric. Following the end of fiscal year 2010, our Compensation Committee undertook a review of VeriFone’s financial performance compared to peer group companies as measured by growth in revenues, net income, operating income, market capitalization and total shareholder return as prepared and reported by Compensia at the Compensation Committee’s request. Based on the level and extent which VeriFone’s financial growth and performance exceeded that of the peer group companies, as well as Mr. Bergeron’s performance in execution on strategic initiatives and leadership as evaluated by the Board, our Compensation Committee determined that Mr. Bergeron should be paid at the maximum 200% payout of his annual bonus target.

For fiscal year 2010, each of our named executives earned a payout at the actual percentage attainment for the portion of their annual performance-based bonus based on net revenues, as adjusted, and net income, as adjusted, measured against the target for each such financial metric set at the beginning of the fiscal year.

Each of Messrs. Dykes, Dumbrell and Waller achieved 100% of his business unit-specific criteria and received a payout on the business unit-specific component of his performance based annual bonus award equal 100% of the target amount. Mr. Yanay achieved his business unit-specific criteria at 101% and received a payout of 101% of the target amount for such bonus component.

The following tables show the total annual bonus award made to our named executives for fiscal year 2010:

Named Executive	Fiscal Year 2010 Annual Bonus Paid
Douglas G. Bergeron	$2,000,000
Robert Dykes	$201,420
Jeff Dumbrell	$41,963
Elmore Waller	$47,558
Eliezer Yanay (1)	$38,557

(1)	Mr. Yanay’s annual bonus amount is set and paid in Israeli New Shekels. For disclosure purposes, Mr. Yanay’s annual bonus amount of ILS 140,500 has been converted from Israeli New Shekels to U.S. Dollars at the October 31, 2010 exchange rate of 3.644 Shekels per one U.S. Dollar.

Determination of 2010 Semi-Annual or Quarterly Target Bonus Amounts

In the first quarter of each fiscal year, the Compensation Committee sets quarterly, or in the case of Mr. Dykes semi-annual, bonus targets for each of our named executives other than our CEO. Mr. Dykes’ semi-annual bonus target is awarded based solely on performance-based goals established by the Compensation Committee and performance-based objectives recommended to the Compensation Committee by the CEO following discussion with Mr. Dykes. Approximately 80% of the quarterly bonus targets of each of Messrs. Dumbrell, Waller and Yanay, which we refer to as performance target bonus in the below table, is awarded if performance-based goals established by the Compensation Committee for the quarter are met. The remaining 20% of such bonus targets, which we refer to as individual bonus in the below table, is not based on pre-set objectives, but rather is awarded if the named executive has met or exceeded the expectations of our CEO based on our CEO’s subjective review of the named executive’s individual performance during the quarter.

For fiscal year 2010, 50% of the semi-annual performance bonus for Mr. Dykes was based on the corporate financial performance metrics and 50% of such bonus was measured on achieving performance objectives specific to the organization managed by Mr. Dykes, which included implementing the remediation of our material weakness in internal control over financial reporting, cost-savings and expense-control measures, managing the development of the finance organization and business infrastructure, developing growth strategies and implementing operational and process improvements.

Each of Messrs. Dumbrell, Waller and Yanay’s quarterly performance target bonus was based on (1) the corporate financial performance metrics, (2) the contribution by his business unit to our operating income for the quarter, referred to as the contribution margin and (3) the gross margin achieved by his business unit for the quarter. For fiscal year 2010, 50% of each of Messrs. Dumbrell, Waller and Yanay’s quarterly performance target bonus was based on achievement of the corporate financial performance metrics, 25% was based on achievement of the contribution margin targets and 25% was based on achievement of gross margin targets. The business unit’s gross margin and contribution margin targets for each fiscal quarter were determined based on specific gross margin and contribution margin improvements built into our company-wide plan and year over year growth goals. If Messrs. Dumbrell, Waller or Yanay’s business units achieved between 80% and 100% of his contribution margin goals, he may be entitled to receive a reduced portion of the performance-based quarterly bonuses attributed to contribution margin goals. The gross margin goals must be attained at 100% in order for any payout of the quarterly bonus attributed to the gross margin goals. Each such named executive’s performance-based bonus could also exceed 100% of the target performance-based quarterly bonus if his business units contributed in excess of 100% of his performance-based goal.

The Compensation Committee approved the following target bonuses for fiscal year 2010 for the named executives:

	First Half of Fiscal Year 2010		Second Half of Fiscal Year 2010		Total
Named Executive	Performance Target Bonus	Individual Target Bonus	Performance Target Bonus	Individual Target Bonus	Performance Target Bonus	Individual Target Bonus
Robert Dykes	$50,000	—	$50,000	—	$100,000	—

	First Fiscal Quarter		Second Fiscal Quarter		Third Fiscal Quarter		Fourth Fiscal Quarter		Total
Named Executive	Performance Target Bonus	Individual Target Bonus	Performance Target Bonus	Individual Target Bonus	Performance Target Bonus	Individual Target Bonus	Performance Target Bonus	Individual Target Bonus	Performance Target Bonus	Individual Target Bonus
Jeff Dumbrell	$22,500	$5,625	$22,500	$5,625	$22,500	$5,625	$22,500	$5,625	$90,000	$22,500
Elmore Waller	$25,500	$6,375	$25,500	$6,375	$25,500	$6,375	$25,500	$6,375	$102,000	$25,500
Eliezer Yanay (1)	$20,582	$5,145	$20,582	$5,145	$20,582	$5,145	$20,582	$5,145	$82,328	$20,580

(1)	Mr. Yanay’s bonus amounts are set and paid in Israeli New Shekels. For disclosure purposes, Mr. Yanay’s quarterly bonus amounts have been converted from Israeli New Shekels to U.S. Dollars at the October 31, 2010 exchange rate of 3.644 Shekels per one U.S. Dollar.

Semi-Annual or Quarterly Bonus Awards

The following semi-annual or quarterly bonus awards were actually paid to our named executives in fiscal year 2010:

	First Half of Fiscal Year 2010		Second Half of Fiscal Year 2010		Total
Named Executive	Performance Bonus Paid (1)	Individual Bonus Paid	Performance Bonus Paid (1)	Individual Bonus Paid	Performance Bonus Paid (1)	Individual Bonus Paid
Robert Dykes (2)	$52,950	—	$53,350	—	$106,300	—

	First Fiscal Quarter		Second Fiscal Quarter		Third Fiscal Quarter		Fourth Fiscal Quarter		Total
Named Executive	Performance Bonus Paid (1)	Individual Bonus Paid	Performance Bonus Paid (1)	Individual Bonus Paid	Performance Bonus Paid (1)	Individual Bonus Paid	Performance Bonus Paid (1)	Individual Bonus Paid	Performance Target Paid (1)	Individual Target Paid
Jeff Dumbrell (3)	$21,806	$5,625	$—	$5,625	$19,074	$5,625	$23,873	$5,625	$64,753	$22,500
Elmore Waller (4)	$27,094	$6,375	$30,078	$6,375	$31,630	$6,375	$28,464	$6,375	$117,266	$25,500
Eliezer Yanay (5)	$23,500	$5,145	$22,339	$5,145	$15,035	$5,145	$15,045	$5,145	$75,919	$20,580

(1)	Calculated as 50% based on corporate achievement against pre-established financial metrics and 50% based on achievement of pre-established organization-specific objectives. For fiscal year 2010, rounding to the nearest tenth percentile in each case, we achieved our target corporate financial performance metrics at the 110th percentile for the first and second half of fiscal year 2010 and for each fiscal quarter.
(2)	Mr. Dykes achieved his organization-specific performance objectives at 100% of target for each of the first half of fiscal year 2010 and the second half of fiscal year 2010. Mr. Dykes’ compensation does not include an individual bonus component.
(3)	The performance target bonus payments to Mr. Dumbrell were based in part on the achievement of preset targets for the contribution margin and gross margin of Mr. Dumbrell’s business unit. For fiscal year 2010, the business unit’s gross margin and contribution margin targets for each fiscal quarter were determined based on specific gross margin and contribution margin improvements built into our company-wide plan and year over year growth goals. For fiscal year 2010, Mr. Dumbrell’s achievement of these targets, rounded to the nearest tenth percentile, were 80th percentile for contribution margin and 100th percentile for gross margin in Q1; 40th percentile for contribution margin and 90th percentile for gross margin in Q2; 80th percentile for contribution margin and 100th percentile for gross margin in Q3; and 90th percentile for contribution margin and 100th percentile for gross margin in Q4. The individual bonus amounts paid to Mr. Dumbrell for fiscal year 2010 were based on our CEO’s subjective review of Mr. Dumbrell’s individual performance, which took into consideration, among other factors, staff management and development, business strategy execution, sales forecast accuracy and inventory management.

(4)	The performance target bonus payments to Mr. Waller were based on the achievement of preset targets for the contribution margin and gross margin of Mr. Waller’s business unit. For fiscal year 2010, the business unit’s gross margin and contribution margin targets for each fiscal quarter were determined based on specific gross margin and contribution margin improvements built into our company-wide plan and year over year growth goals. For fiscal year 2010, Mr. Waller’s achievement of these targets, rounded to the tenth percentile, were 100th percentile for contribution margin and 90th percentile for gross margin in Q1; 140th percentile for contribution margin and 100th percentile for gross margin in Q2; 160th percentile for contribution margin and 100th percentile for gross margin in Q3; and 120th percentile for contribution margin and 100th percentile for gross margin in Q4. The individual bonus amounts paid to Mr. Waller for fiscal year 2010 were based on our CEO’s subjective review of Mr. Waller’s individual performance, which took into consideration, among other factors, staff management and development, business strategy execution, sales forecast accuracy and inventory management.
(5)	Mr. Yanay’s bonus amount is set and paid in Israeli Shekels. For disclosure purposes, Mr. Yanay’s bonus amounts have been converted from Israeli New Shekels to U.S. Dollars at the October 31, 2010 exchange rate of 3.644 Shekels per one U.S. Dollar. The performance target bonus payments to Mr. Yanay were based on the achievement of preset targets for the contribution margin and gross margin of Mr. Yanay’s business unit. For fiscal year 2010, Mr. Yanay’s achievement of these targets, rounded to the tenth percentile, were 120th percentile for contribution margin and 110th percentile for gross margin in Q1; 100th percentile for both contribution margin and for gross margin in Q2; 70th percentile for contribution margin and 90th percentile for gross margin in Q3; and 90th percentile for contribution margin and 90th percentile for gross margin in Q4. The individual bonus amounts paid to Mr. Yanay for fiscal year 2010 were based on our CEO’s subjective review of Mr. Yanay’s individual performance, which took into consideration, among other factors, staff management and development, business strategy execution, sales forecast accuracy and inventory management.

Additional Discretionary Bonus

At the end of the fiscal year the Compensation Committee also evaluated each named executive’s performance meeting or exceeding expectations and level of responsibility. For fiscal year 2010, the Compensation Committee additionally considered the extent of VeriFone’s achievement of financial growth and performance as compared to its peer group companies in determining to award discretionary bonuses to the named executives. For fiscal year 2010, the Compensation Committee made awards of discretionary bonuses to four of our named executives as follows.

Named Executive	Discretionary Bonus Award
Robert Dykes (1)	$42,280
Jeff Dumbrell (2)	$20,784
Elmore Waller (3)	$38,677
Eliezer Yanay (4)	$23,945

(1)	The Compensation Committee awarded Mr. Dykes an additional discretionary bonus in the amount of $42,280 following the end of fiscal year 2010 based on Mr. Dykes’ execution on remediating the material weakness in accounting for income tax and for achievements in connection with our business development initiatives.
(2)	The Compensation Committee awarded Mr. Dumbrell an additional discretionary bonus in the amount of $20,784 following the end of fiscal year 2010 based on Mr. Dumbrell’s strong performance above expectations in achieving results for the North American region, management of corporate growth in Europe and additional responsibilities over initiatives in Northern Europe.

(3)	Mr. Waller earned an additional discretionary bonus award of $38,677 for significant contributions toward achievement of corporate goals for fiscal year 2010, strong performance in staff development and growth of our taxi and media business.
(4)	The Compensation Committee approved an additional discretionary bonus of $23,945 to Mr. Yanay for fiscal year 2010. During fiscal year 2010, Mr. Yanay demonstrated continued strong performance in the regions he manages and made key contributions to business development initiatives. Mr. Yanay’s bonus amounts are set and paid in Israeli New Shekels. For disclosure purposes, Mr. Yanay’s bonus amount of ILS 87,256 has been converted from Israeli New Shekels to U.S. Dollars at the October 31, 2010 exchange rate of 3.644 Shekels per one U.S. Dollar.

Short and Long-Term Equity Incentive Compensation

On an annual basis, the Compensation Committee determines whether to make equity incentive awards to each named executive, with the exception of our Chief Executive Officer, whose employment agreement provides that he will receive an annual equity award unless otherwise determined by the Board. See “Employment-Related Agreements with Named Executives — Employment Agreement with our Chief Executive Officer” above.

Amount of Incentive Compensation. The amount of equity incentive compensation and mix between short and long-term equity grants, if any, awarded each year to the named executives, other than our Chief Executive Officer, is determined by the Compensation Committee in consultation with our Chief Executive Officer after taking into account our overall compensation program objectives. These grants are intended to serve as incentives for our named executives to remain with us, continue performance at levels consistent with our corporate objectives and to tie a substantial amount of their overall compensation to the long-term performance of our common stock. In making awards of options and restricted stock units for our named executives, the Compensation Committee determined that at least one-third of total compensation for each of the named executives other than Mr. Bergeron should be in the form of these awards to ensure that the interests of each of our named executives is aligned with the interests of our stockholders. The Compensation Committee has determined that the value of equity awards for purposes of the incentive compensation determination should be based on the value of the underlying common stock on the date of grant.

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

Restricted stock units that are granted with time-based vesting generally vest as to 25% of the grant one year after the grant date and as to the remainder in equal quarterly installments over the following three years and upon vesting, shares of our common stock are deliverable on a one-for-one basis. Restricted stock units granted with performance-based criteria vest upon achievement of one or more set targets on the specified target date, usually within one year of the date the award is granted, and are forfeited if the targets are not met as specified.

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

Equity Grant Procedures. Equity awards to our employees are generally awarded only on dates that the Compensation Committee meets. As a result of this procedure, we have generally awarded equity grants to our named executives based on and immediately following an annual review of employee equity awards, except in the case of our Chief Executive Officer who has in the past received equity awards as part of his employment agreement. For fiscal year 2010, the annual review for our named executives, including our Chief Executive Officer, was completed in December 2009. The grant date is set as the first trading day of the month following Board approval of the equity award, and the exercise price is the fair market value of our Common Stock based on the stock closing price, as traded on the NYSE, on the grant date.

Fiscal Year 2010 Equity Incentive Determinations

In December 2009, following its evaluation of short and long-term incentive plan practices and market trends as described above in this CD&A under “Determination of Compensation,” our Compensation Committee granted each of our named executives a performance-based restricted stock unit award contingent upon VeriFone’s achievement a pre-set financial metric and a restricted stock unit that time vests over four years. The Compensation Committee determined to structure the named executive equity awards as restricted stock units rather than stock options as a means to encourage executive ownership of VeriFone stock, consistent with the stock ownership guidelines implemented for our executives during fiscal year 2010. In addition to peer group data and market practices, at this meeting the Compensation Committee also took into consideration the exercise prices of the equity awards held by our named executives and the fact that our named executives were excluded from VeriFone’s November 2009 stock option exchange offer in determining what level of equity award would appropriately incentivize our named executive.

The performance-based restricted stock unit award vests on the first anniversary of the grant date if fiscal year 2010 non-GAAP income per share is at or above a target set by the Compensation Committee in December 2009, and is forfeited if the fiscal year 2010 non-GAAP income per share is below such target. Mr. Dykes’ performance-based restricted stock unit award was additionally contingent upon the completion of the financial audit of VeriFone’s financial statements for fiscal year 2010 with no material weakness reported. The restricted stock unit award granted with time-based vesting vests as to 25% of the grant approximately one year after the grant date and as to the remainder in equal quarterly installments over the following three years.

The following sets forth the fiscal year 2010 equity incentive awards:

Named Executive	Performance- Based Restricted Stock Unit Award (Shares) (1)	Restricted Stock Unit Award with Time-Based Vesting (Shares)
Douglas G. Bergeron	128,571	128,571
Robert Dykes	14,286	14,285
Jeff Dumbrell	38,571	38,571
Elmore Waller	38,571	38,571
Eliezer Yanay	52,857	52,857

(1)	The performance targets set by the Compensation Committee for the performance-based restricted stock unit awards were achieved for fiscal year 2010 and are expected to vest on January 4, 2011, the first anniversary of the grant date. For further information on these equity incentive awards see “Grants of Plan-Based Awards” below.

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

EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth compensation awarded to, paid to, or earned by VeriFone’s named executives during fiscal years 2010, 2009 and 2008.

Summary Compensation Table

	Fiscal Year	Salary ($)		Bonus ($)		Stock Awards ($) (1)		Option Awards ($) (2)		Non-Equity Incentive Plan Compensation ($)		Change in Pension Value and Nonqualified Deferred Comp Earnings ($)	All Other Compensation ($)		Total ($)
Douglas G. Bergeron	2010	800,000		—		4,420,271		—		2,000,000	(4)	—	883		7,221,154
Chief Executive Officer	2009	700,000		—		—	(3)	1,176,330		—		—	7,828		1,884,158
	2008	700,000		—		—	(3)	—		—		—	7,614		707,614

Robert Dykes	2010	425,000		42,280	(6)	491,135		—		307,720	(8)	—	883		1,267,018
Senior Vice President and Chief	2009	420,000		—		—		1,960,550		279,750	(8)	—	10,628		2,670,928
Financial Officer (5)	2008	68,385	(5)	—		—		3,741,350	(7)	—		—	844		3,810,579

Jeff Dumbrell	2010	315,000		43,284	(9)	1,326,071		—		106,716	(10)	—	855		1,791,926
Executive Vice President	2009	300,000		48,000	(9)			392,110		36,000	(10)	—	6,946		783,056
	2008	252,500		34,813				1,496,540		74,157		—	10,025		1,868,035

Elmore Waller	2010	325,000		64,177	(11)	1,326,071		—		164,824	(12)	—	879		1,880,951
Executive Vice President, Integrated Solutions	2009	315,000		29,000	(11)			607,438		150,984	(12)	—	828		1,103,250
	2008	315,000		35,500				—		29,375		—	864		380,739

Eliezer Yanay	2010	377,482	(13)	44,525	(14)	1,817,224		—		114,476	(15)	—	151,237	(16)	2,504,944
President of VeriFone Israel and Executive Vice President, Continental Europe, South East Europe and Asia	2009	352,477	(13)	28,014	(14)			392,110		89,434	(15)	—	136,291	(16)	998,326
	2008	203,008	(13)	—				1,309,473		77,100		—	80,534	(16)	1,670,115

(1)	Amounts shown in this column reflect the aggregate grant date fair value of these restricted stock unit awards as computed in accordance with FASB ASC Topic 718 and do not reflect whether the recipient has actually realized a financial benefit from the awards (such as by vesting in a restricted stock unit award). For information on the valuation of these amounts, refer to “Stockholders’ Equity” of the notes to consolidated financial statements included in this Annual Report on Form 10-K. See the Grants of Plan-Based Awards table below for information on awards made in fiscal year 2010.
(2)	Amounts shown in this column reflect the aggregate grant date fair value of stock option grants as well as any modification charge in each case computed in accordance with FASB ASC Topic 718 and do not reflect whether the recipient has actually realized a financial benefit from the awards (such as by exercising stock options). This column represents the total dollar amount which would be recognized as stock-based compensation for financial statement reporting purposes over the term of the stock option grants. Pursuant to SEC rules, the amounts for fiscal years 2009 and 2008 have been revised to reflect the aggregate fair value of each stock option grant on the date of grant. The fair value was estimated using the Black-Scholes option pricing model in accordance with ASC 718. Pursuant to SEC rules, amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For information on the valuation assumptions used for the calculation of these amounts, refer to “Stockholders’ Equity” of the notes to consolidated financial statements included in this Annual Report on Form 10-K. See the Grants of Plan-Based Awards table below for information on awards made in fiscal year 2010.
(3)	On January 4, 2007, we granted a total of 900,000 performance-based RSUs to Mr. Bergeron. We did not recognize any compensation expense related to these performance-based RSUs as the financial targets for fiscal years 2008 and 2007 were not achieved and, effective April 8, 2009, we and Mr. Bergeron entered into the 2009 Employment Agreement pursuant to which these RSUs were cancelled.
(4)	Fiscal year 2010 Non-Equity Incentive Plan Compensation represents earned annual performance-based cash bonus at 200% of annual performance-based target bonus. Of this amount, $750,000 was attributed to actual corporate net income, as adjusted per share exceeding the pre-set financial target. See “Annual Bonus Awards” in this CD&A for further discussion of the pre-established targets and the amounts earned.
(5)	Mr. Dykes joined us as Senior Vice President effective September 2, 2008 and Chief Financial Officer effective immediately following the filing of our Quarterly Report on Form 10-Q on September 9, 2008.
(6)	Fiscal year 2010 amount represents an additional discretionary bonus awarded to Mr. Dykes. Additional discretionary bonuses are awarded at the discretion of the Compensation Committee with input from the CEO to reward extraordinary efforts and performance. See “Additional Discretionary Bonuses” in this CD&A for further discussion of amounts earned.
(7)	The amount for fiscal year 2008 represents the aggregate grant date fair value of an option grant to Mr. Dykes for the purchase of an aggregate 500,000 shares of Common Stock. On November 21, 2008, Mr. Dykes voluntarily relinquished these options back to us and they have been cancelled.
(8)	Fiscal year 2010 amount represents earned annual performance-based cash bonus at the 120th percentile for the corporate component and 100% for the individual component of $201,420 and $106,300 of semi-annual performance bonus earned in fiscal year 2010. See “Annual Bonus Awards” and “Determination of 2010 Quarterly or Semi-Annual Target Bonus Amounts” in this CD&A for further discussion of the pre-established targets and the amounts earned. Fiscal year 2009 amount represents earned annual performance-based cash bonus at 100% of target of $180,000 and $99,750 of semi-annual performance bonus earned in fiscal year 2009.
(9)	Fiscal year 2010 amount represents earned individual bonus component of quarterly bonus awards of $22,500 for fiscal year 2010 and an additional discretionary bonus of $20,784 awarded to Mr. Dumbrell. The individual bonus component of the quarterly bonus award is awarded at the discretion of the CEO based on a qualitative assessment of achievement against strategic goals and personal objectives set for each named executive by the CEO and each named executive. Additional discretionary bonuses are awarded at the discretion of the Compensation Committee with input from the CEO to reward extraordinary efforts and performance. See “Determination of 2010 Quarterly or Semi-Annual Target Bonus Amounts” and “Additional Discretionary Bonuses” in this CD&A for further discussion of amounts earned. Fiscal year 2009 amount consists of $30,000 of earned individual bonus and an additional discretionary bonus of $18,000 awarded at the discretion of the Compensation Committee with input from the CEO to reward extraordinary efforts and performance.
(10)	Fiscal year 2010 amount represents earned annual performance-based bonus at the 120th percentile for the corporate component and 100% for the individual component of $41,963 for fiscal year 2010 and earned amount of quarterly performance bonus totaling $64,753 awarded to Mr. Dumbrell. See “Annual Bonus Awards” in this CD&A for further discussion of the pre-established targets and the amount earned. Fiscal year 2009 amount represents earned annual performance-based cash bonus at 100% of target of $36,000.
(11)	Fiscal year 2010 amount represents earned individual bonus component of quarterly bonus awards of $25,500 and an additional discretionary bonus of $38,677 awarded to Mr. Waller. The individual bonus component of the quarterly bonus award is awarded at the discretion of the CEO based on a qualitative assessment of achievement against strategic goals and personal objectives set for each named executive by the CEO and each named executive. Additional discretionary bonuses are awarded at the discretion of the Compensation Committee with input from the CEO to reward extraordinary efforts and performance. See “Determination of 2010 Quarterly or Semi-Annual Target Bonus Amounts” and “Additional Discretionary Bonuses” in this CD&A for further discussion of amounts earned. Fiscal year 2009 amount consists of $19,000 of earned individual bonus and an additional discretionary bonus of $10,000 awarded at the discretion of the Compensation Committee with input from the CEO to reward extraordinary efforts and performance.
(12)	Fiscal year 2010 amount represents earned annual performance-based cash bonus at the 120th percentile for the corporate component and 100% for the individual component of target of $47,558 and earned amount of quarterly performance bonus totaling $117,266 awarded to Mr. Waller. See “Annual Bonus Awards” and “Determination of 2010 Quarterly or Semi-Annual Target Bonus Amounts” in this CD&A for further discussion of the pre-established targets and the amounts earned. Fiscal year 2009 amount represents earned annual performance-based cash bonus at 100% of target of $50,000 and earned amount of quarterly performance bonus totaling $100,984.
(13)	Mr. Yanay’s base salary is set and paid in Israeli New Shekels. Fiscal year 2010 amount consists of salary of $342,618, study fund contributions of $21,816 and payment for accrued but unused vacation of $13,048. Fiscal year 2009 amount consists of salary of $308,757, study fund contributions of $19,393 and payment for accrued but unused vacation of $24,327. Fiscal year 2008 amount consists of salary of $192,359 and study fund contributions of $10,649. Amounts for fiscal years 2010, 2009 and 2008 have been converted from Israeli New Shekels to U.S. Dollars at the fiscal year end exchange rates of 3.644 Shekels per one U.S. Dollar, 3.757 Shekels per one U.S. Dollar and 3.743 Shekels per one U.S. Dollar, respectively.

(14)	Fiscal year 2010 amount represents earned individual bonus component of quarterly bonus awards of $20,580 and an additional discretionary bonus of $23,945 awarded to Mr. Yanay. Fiscal year 2009 amount represents a fiscal year 2009 additional discretionary bonus of $28,014 awarded to Mr. Yanay. Additional discretionary bonuses are awarded at the discretion of the Compensation Committee with input from the CEO to reward extraordinary efforts and performance. Amounts for fiscal years 2010 and 2009 have been converted from Israeli New Shekels to U.S. Dollars at the fiscal year end exchange rates of 3.644 Shekels per one U.S. Dollar and 3.757 Shekels per one U.S. Dollar, respectively. See “Determination of 2010 Quarterly or Semi-Annual Target Bonus Amounts” and “Additional Discretionary Bonuses” in this CD&A for further discussion of amounts earned.
(15)	Fiscal year 2010 amount represents earned annual performance-based cash bonus at the 120th percentile for the corporate component and 101% for the individual component of target of $38,557 and earned amount of quarterly performance bonus totaling $75,919 awarded to Mr. Yanay. See “Annual Bonus Awards” and “Determination of 2010 Quarterly or Semi-Annual Target Bonus Amounts” in this CD&A for further discussion of the pre-established targets and the amounts earned. Fiscal year 2009 amount represents earned annual performance-based cash bonus at 100% of target of $26,617 and earned amount of quarterly performance bonus totaling $62,817. Amounts for fiscal years 2010 and 2009 have been converted from Israeli New Shekels to U.S. Dollars at the fiscal year end exchange rates of 3.644 Shekels per one U.S. Dollar and 3.757 Shekels per one U.S. Dollar, respectively.
(16)	Amounts consist primarily of customary Israeli employment-related benefits paid to Mr. Yanay and a car allowance provided to Mr. Yanay as is customary for senior executives in Mr. Yanay home country of Israel. Fiscal year 2010 amount includes car allowance of $51,701, tax reimbursements of $13,796 for the car allowance, $30,357 for Israeli severance fund payments, $24,599 for manager insurance, cellular phone expense of $22,231, tax reimbursement of $444 for cellular phone and $8,109 for disability insurance, recuperation pay, medical tests and publication subscriptions. Fiscal year 2009 amount includes car allowance of $44,876, tax reimbursements of $11,804 for the car allowance, $27,335 for Israeli severance fund payments, $22,150 for manager insurance, cellular phone expense of $21,069, tax reimbursement of $446 for cellular phone and $8,611 for disability insurance, recuperation pay, medical tests and publication subscriptions. Fiscal year 2008 amount includes car allowance of $18,595, tax reimbursements of $5,231 for the car allowance, cellular phone expense of $17,967, tax reimbursement of $457 for cellular phone, $16,911 for Israeli severance fund payments, $13,703 for manager insurance and $7,670 for disability insurance, recuperation pay, medical tests and publication subscriptions. Amounts for fiscal years 2010, 2009 and 2008 have been converted from Israeli New Shekels to U.S. Dollars at the fiscal year end exchange rates of 3.644 Shekels per one U.S. Dollar, 3.757 Shekels per one U.S. Dollar and 3.743 Shekels per one U.S. Dollar, respectively.

Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of plan-based awards in fiscal year 2010 to our named executives, including cash awards and equity awards. The option and restricted stock unit awards granted to our named executives in fiscal year 2010 were granted under our 2006 Equity Incentive Plan. For each option award with time-based vesting, one quarter of the award vests after one year, and the remainder vests ratably by quarter over the succeeding three years. Each option award has a term of seven years.

	Grant Date		Board Approval Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)					Estimated Possible Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh.)	Grant Date Fair Value of Stock and Option Awards ($) (7)
Name				Thres- hold ($)	Target ($)		Maximum ($)		Thres- hold (#)	Target (#)	Maximum (#)
Douglas G. Bergeron	—		—	—	1,000,000	(2)	2,000,000	(2)	—	—	—	—	—	—	—
Chief Executive Officer	1/4/2010	(3)	12/16/2009	—	—		—		—	128,571	128,571	—	—	—	2,210,135
	1/4/2010	(4)	12/16/2009	—	—		—		—	—	—	128,571	—	—	2,210,135

Robert Dykes	—		—	—	280,000	(5)	328,000	(5)	—	—	—	—	—	—	—
Senior Vice President and Chief Financial Officer	1/4/2010	(3)	12/16/2009	—	—		—		—	14,286	14,286	—	—	—	245,576
	1/4/2010	(4)	12/16/2009	—	—		—		—	—	—	14,285	—	—	245,559

Jeff Dumbrell	—		—	—	127,500	(6)	135,750	(6)	—	—	—	—	—	—	—
Executive Vice President	1/4/2010	(3)	12/16/2009	—	—		—		—	38,571	38,571	—	—	—	663,035
	1/4/2010	(4)	12/16/2009	—	—		—		—	—	—	38,571	—	—	663,035

Elmore Waller	—		—	—	144,500	(6)	153,850	(6)	—	—	—	—	—	—	—
Executive Vice President Integrated Solutions	1/4/2010	(3)	12/16/2009	—	—		—		—	38,571	38,571	—	—	—	663,035
	1/4/2010	(4)	12/16/2009	—	—		—		—	—	—	38,571	—	—	663,035

Eliezer Yanay	—		—	—	116,631	(6)	124,178	(6)	—	—	—	—	—	—	—
President of VeriFone Israel and Executive Vice President, Continental Europe, South East Europe and Asia	1/4/2010	(3)	12/16/2009	—	—		—		—	52,857	52,857	—	—	—	908,612
	1/4/2010	(4)	12/16/2009	—	—		—		—	—	—	52,857	—	—	908,612

(1)	Amounts shown in these columns represent the range of possible cash payouts for each named executive officer under our non-equity incentive plan. There was no threshold amount for any fiscal year 2010 Non-Equity Incentive Plan Awards. Amount shown as estimated target payout is based upon achievement of performance targets at 100%. Amount shown as estimated maximum possible payout assumes maximum achievement for those targets which have a fixed maximum percentage payout and assumes 100% achievement for those targets whose payout above 100% depends on the actual outcome of a particular performance metric without a maximum possible payout.
(2)	Reflects target and maximum amount of annual performance-based cash bonus award which may be earned based upon our achieving a pre-established net income, as adjusted per share performance target for fiscal year 2010 and achievement of performance targets established by the Board. For Mr. Bergeron, Non-Equity Plan Awards for fiscal year 2010 consist of a cash bonus payable at 0% to 200% of target under the 2009 Employment Agreement, and which includes a corporate component based on corporate achievement of a pre-set financial metric and payable at 0% to 150% of target. As disclosed above in the “Summary Compensation Table” we paid a total of $2,000,000 to Mr. Bergeron for fiscal year 2010 Non-Equity Incentive Plan Awards. See further discussion above under “Fiscal Year 2010 Bonus Determinations.”
(3)	Release of shares subject to restricted stock unit grant conditioned on achievement of a net income, as adjusted, per share financial target for fiscal year 2010 as set by our Board, and in the case of Mr. Dykes, the additional target that no material weakness is reported following completion of our audit for the fiscal year ended October 31, 2010. The restricted stock unit awards were granted with a target and maximum award of 128,571 shares in the case of Mr. Bergeron, 14,286 shares in the case of Mr. Dykes, 38,571 shares in the case of each of Messrs. Dumbrell and Waller and 52,857 shares in the case of Mr. Yanay. Subsequent to October 31, 2010, each of these stock award grants was earned at the target amount.
(4)	Shares subject to restricted stock unit award vest as to 1/4 of the shares on January 4, 2011 and 1/16 of shares each quarter thereafter.
(5)	Reflects target and maximum amount of performance-based cash bonus awards which may be earned based upon achieving pre-established financial and other performance targets for fiscal year 2010. For Mr. Dykes, fiscal year 2010 Non-Equity Incentive Plan Awards consist of cash bonus amounts based on semi-annual and annual corporate financial metrics, business-unit specific achievements and individual achievements of performance metrics. Corporate targets are payable at 0% to 100% or at such higher percentage above 100% if corporate targets are achieved above 100%. One-half of the annual performance bonus target is based on the achievement of personal and business unit performance objectives and may be payable at 0% to 100% and one-half of the total semi-annual bonus target is based on the achievement of personal and business unit performance targets and may be payable at 0% to 150%. As disclosed above in the “Summary Compensation Table” we paid a total of $307,720 to Mr. Dykes for fiscal year 2010 Non-Equity Incentive Plan Awards. See further discussion above under “Fiscal Year 2010 Bonus Determinations”.
(6)	Reflects target and maximum amount of performance-based cash bonus awards which may be earned based upon achieving pre-established financial and other performance targets for fiscal year 2010. For Messrs. Dumbrell, Waller and Yanay, fiscal year 2010 Non-Equity Incentive Plan Awards consist of cash bonus amounts based on quarterly and annual corporate financial metrics and business unit specific financial and individual performance objectives. Corporate targets are payable at 0% to 100% or at such higher percentage above 100% if corporate targets are achieved above 100%. Bonus targets based on quarterly organizational and personal objectives are payable at 0% to 100% except for 50% of the performance-based portion of the quarterly bonus which may be paid out at the actual percentage of target if both financial measures of such bonus are achieved above 100%. As disclosed above in the “Summary Compensation Table” we paid a total of $106,716, $164,824 and $114,476 to Messrs. Dumbrell, Waller and Yanay for fiscal year 2010 Non-Equity Incentive Plan Awards. See further discussion above under “Fiscal Year 2010 Bonus Determinations”.
(7)	Reflects the grant date fair value of each target equity award computed in accordance with ASC 718. The assumptions used in the valuation of these awards are set forth in the notes to our consolidated financial statements included in this Annual Report on Form 10-K. These amounts do not correspond to the actual value that will be realized by the named executives.

Outstanding Equity Awards at Fiscal 2010 Year-End

The following table provides information about unexercised options, stock that has not vested and other equity incentive plan awards that have not vested for each of our named executives as of October 31, 2010.

			Option Awards					Stock Awards
Name	Option/ Award Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have not Vested (#)	Market Value of Shares or Units of Stock That Have not Vested ($) (6)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have not Vested ($) (6)
Douglas G. Bergeron	3/22/2006	(1)	225,000			28.86	3/22/2013
Chief Executive Officer	5/1/2009	(2)	46,875	103,125		7.46	5/1/2016
	5/1/2009	(3)	150,000			7.46	5/1/2016
	1/4/2010	(4)						128,571	$4,349,557
	1/4/2010	(5)								128,571	$4,349,557

Robert Dykes	5/1/2009	(2)	140,625	309,375		7.46	5/1/2016
Senior Vice President and Chief Financial Officer	5/1/2009	(7)	50,000			7.46	5/1/2016
	1/4/2010	(4)						14,285	$483,262
	1/4/2010	(5)								14,286	$483,295

Jeff Dumbrell	7/3/2006	(8)	8,250			29.28	7/3/2013
Executive Vice President	1/3/2007	(9)	18,750	1,250		35.45	1/3/2014
	4/2/2007	(10)	43,750	6,250		36.43	4/2/2014
	9/2/2008	(11)		100,000		19.99	9/2/2015
	5/1/2009	(2)		34,375		7.46	5/1/2016
	5/1/2009	(7)	50,000			7.46	5/1/2016
	1/4/2010	(4)						38,571	$1,304,857
	1/4/2010	(5)								38,571	$1,304,857

Elmore Waller	12/9/2003	(12)	1,250			3.05	12/9/2013
Executive Vice President Integrated Solutions	1/7/2005	(13)	59,715			10.00	1/7/2015
	3/22/2006	(1)	40,000			28.86	3/22/2016
	1/3/2007	(14)	23,437	1,563		35.45	1/3/2017
	7/2/2007	(15)	28,437	6,563		35.47	7/2/2017
	11/3/2008	(16)	17,500	22,500		11.41	11/3/2018
	5/1/2009	(2)	15,625	34,375		7.46	5/1/2016
	5/1/2009	(7)	50,000			7.46	5/1/2016
	1/4/2010	(4)						38,571	$1,304,857
	1/4/2010	(5)								38,571	$1,304,857

Eliezer Yanay	9/2/2008	(11)	62,500	87,500		19.99	9/2/2015
President of VeriFone Israel and Executive Vice President, Continental Europe, South East Europe and Asia	5/1/2009	(2)	15,625	34,375		7.46	5/1/2016
	5/1/2009	(7)	50,000			7.46	5/1/2016
	1/4/2010	(4)						52,857	$1,788,152
	1/4/2010	(5)								52,857	$1,788,152

(1)	Shares subject to this option vest and become exercisable as to 1/4 of the shares on March 22, 2007 and 1/16 of shares each quarter thereafter.
(2)	Shares subject to this option vest and become exercisable as to 1/4 of the shares on May 1, 2010 and 1/16 of shares each quarter thereafter.
(3)	Option grant conditioned on achievement of a net income, as adjusted, per share financial target for fiscal year 2009 as set by our Board, with a target and maximum option award of 150,000 stock options. The option grant was earned at the target amount and shares subject to this option vested and became exercisable on October 31, 2010. The option grant is subject to forfeiture if at any time during the thirty-six months following the date the option is earned we restate our financial statements such that the performance condition would no longer be met. If Mr. Bergeron leaves VeriFone for good reason or if his employment is terminated without cause, then the vesting of the option, if already earned, shall accelerate in full.
(4)	Shares subject to this RSU award vest as to 1/4 of the shares on January 4, 2011 and 1/16 of shares each quarter thereafter.
(5)	Shares subject to this RSU award vest in full on January 4, 2011 if we achieve a net income, as adjusted, per share financial target for fiscal year 2010 as set by our Board, and as to the RSU grant to Mr. Dykes if we additionally achieve the target that no material weaknesses in internal control over financial reporting is reported for fiscal year 2010.

(6)	Market value of units of stock that have not vested is computed by multiplying (i) $33.83, the closing market price of our stock on October 29, 2010, by (ii) the number of units of stock.
(7)	Option grant conditioned on achievement of a minimum net income, as adjusted, per share, with a target and maximum option award of 50,000 stock options. Option grant was earned at the target amount and shares subject to this option vested and became exercisable on October 31, 2010.
(8)	Shares subject to this option vest and become exercisable as to 1/4 of the shares on July 3, 2007 and 1/16 of shares each quarter thereafter.
(9)	Shares subject to this option vest and become exercisable as to 1/4 of the shares on January 3, 2008 and 1/16 of shares each quarter thereafter.
(10)	Shares subject to this option vest and become exercisable as to 1/4 of the shares on April 2, 2008 and 1/16 of shares each quarter thereafter.
(11)	Shares subject to this option vest and become exercisable as to 1/4 of the shares on September 2, 2009 and 1/16 of shares each quarter thereafter.
(12)	Shares subject to this option vest and become exercisable as to 1/5 of the shares on January 1, 2005 and 1/20 of shares each quarter thereafter.
(13)	Shares subject to this option vest and become exercisable as to 1/5 of the shares on December 1, 2006 and 1/20 of shares each quarter thereafter.
(14)	Shares subject to this option vest and become exercisable as to 1/4 of the shares on January 3, 2008 and 1/16 of shares each quarter thereafter.
(15)	Shares subject to this option vest and become exercisable as to 1/4 of the shares on July 2, 2008, 1/4 of the shares on April 10, 2009, and 1/4 of the shares on April 10, 2010.
(16)	Shares subject to this option vest and become exercisable as to 1/4 of the shares on November 3, 2009 and 1/16 of shares each quarter thereafter.

Fiscal Year 2010 Option Exercises and Stock Vested

The following table presents information concerning the aggregate number of shares for which options were exercised during fiscal year 2010 for each of the named executives. In addition, the table presents information on shares that were acquired upon vesting of stock awards during fiscal year 2010 for any of the named executives on an aggregated basis.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting	Value Realized on Vesting ($) (2)
Douglas G. Bergeron	—	—	5,000	$92,925
Chief Executive Officer
Robert Dykes	—	—	—	—
Senior Vice President and Chief Financial Officer
Jeff Dumbrell	119,126	741,110	—	—
Executive Vice President
Elmore Waller	11,250	210,238	1,250	$23,231
Executive Vice President, Integrated Solutions
Eliezer Yanay	25,000	202,250	—	—
President of VeriFone Israel and Executive Vice President, Continental Europe, South East Europe and Asia

(1)	The value realized on the exercise is calculated as the difference between the fair market value of the shares on the date of exercise and the applicable exercise price for those options.
(2)	The value realized on the shares acquired is the fair market value of the shares on the date of vesting, which is the closing price on such date of our stock as traded on the NYSE.

Potential Payments Upon Termination or Change of Control

Our change of control arrangements with Mr. Bergeron and Mr. Dykes are included in their agreements with us as described above under the caption “Employment Agreement with our Chief Executive Officer” and the caption “Severance Agreement with our Chief Financial Officer”. In determining the terms and scope of the change of control arrangements with Messrs. Bergeron and Dykes, our Compensation Committee considered (i) the employment agreement that Mr. Bergeron entered into in connection with the acquisition and recapitalization of our company led by him and a private equity firm in 2002 and the amended and restated employment agreement that Mr. Bergeron signed with us in 2007, (ii) the change-in-control severance agreement that our former Chief Financial Officer had entered into in connection with his initial employment in July 2004, and (iii) similar arrangements in place at our “peer” companies as described above under “Determination of Compensation — Role of Compensation Consultants” and “— Competitive Data.” In addition, certain of our equity awards in fiscal year 2006 and in early fiscal year 2007 and our equity awards made in fiscal year 2010 to our named executives provide for acceleration of vesting in the event of an involuntary or constructive termination three months prior to or eighteen months following a change of control.

Under Israeli law, Mr. Yanay, our President of VeriFone Israel and Executive Vice President, Continental Europe, South East Europe and Asia, will be entitled to certain statutory severance payments upon termination of employment for any reason, including retirement.

None of our named executives is entitled to a severance payment or acceleration of vesting of equity awards unless the change of control event is followed by, or in the case of equity awards with a change of control provision three months preceding, an involuntary or constructive termination. All such payments and benefits would be provided by us.

The tables below outline the potential payments and benefits payable to each named executive in the event of involuntary termination, or change of control, as if such event had occurred as of October 31, 2010.

Involuntary or Constructive Involuntary Termination

Name	Salary Continuation		Cash-Based Incentive Award		Continuation of Benefits	Intrinsic Value of Unvested RSUs (3)	Intrinsic Value of Unvested Options (4)
Douglas Bergeron	$800,000	(1)	$2,000,000	(2)	$42,896	$—	$—	(5)
Robert Dykes	$212,500		$—		$7,854	$—	$—
Jeff Dumbrell	$—		$—		$—	$—	$—
Elmore Waller	$—		$—		$—	$—	$—
Eliezer Yanay	$256,964	(6)	$—		$—	$—	$—

Involuntary or Constructive Involuntary Termination Following a Change of Control

Name	Salary Continuation		Cash-Based Incentive Award		Continuation of Benefits	Intrinsic Value of Unvested RSUs (3)	Intrinsic Value of Unvested Options (4)
Douglas Bergeron	$800,000	(1)	$2,000,000	(2)	$42,896	$8,699,114	$—	(5)
Robert Dykes	$212,500		$—		$7,854	$966,557	$—
Jeff Dumbrell	$—		$—		$—	$2,609,714	$—
Elmore Waller	$—		$—		$—	$2,609,714	$—
Eliezer Yanay	$256,964	(6)	$—		$—	$3,576,304	$—

(1)	The salary continuation amount assumes one year of severance. We have the option to extend the noncompetition period under Mr. Bergeron’s 2009 Employment Agreement for an additional year by paying

Mr. Bergeron an additional year’s severance (consisting of salary and bonus).
(2)	Based on Mr. Bergeron’s total cash bonus payment of $2,000,000 in 2010 and assumes a one year severance period. Under the terms of Mr. Bergeron’s 2009 Employment Agreement, Mr. Bergeron is entitled to payment equal to the amount of bonus payment paid to him in the immediately previous full fiscal year. We have the option to extend the noncompetition period under Mr. Bergeron’s 2009 Employment Agreement for an additional year by paying Mr. Bergeron an additional year’s severance (consisting of salary and bonus).
(3)	The vesting of the January 4, 2010 restricted stock unit awards to each of our named executives will accelerate in full in the event of such named executive is the subject of an involuntary or constructive termination three months prior to or eighteen months following a change of control. The intrinsic value is calculated by taking the product of (a) $33.83, which is the closing market price of our common stock on October 29, 2010, the last trading day of fiscal year 2010 and (b) the number of RSUs subject to acceleration. See “Grants of Plan-Based Award” and “Outstanding Equity Awards at Fiscal 2010 Year-End” for information on the awards and the unvested portion of such awards.
(4)	Based on the closing market price of our common stock on October 29, 2010, of $33.83, and the respective exercise prices of unvested options subject to acceleration. No intrinsic value is attributed to unvested options subject to acceleration which have exercise prices above the closing market price of our common stock on October 29, 2010.
(5)	On May 1, 2009, Mr. Bergeron was awarded an option grant conditioned on achievement of a minimum net income, as adjusted, per share, with a target and maximum award of 150,000 stock options. If Mr. Bergeron leaves VeriFone for good reason or if his employment is terminated without cause, then the vesting of the option, if already earned, shall accelerate in full. Subsequent to October 31, 2009, this option grant was earned at the target amount. The intrinsic value of such options have not been not included in the above table as the underlying options became fully vested as of October 31, 2010. The option grant is subject to forfeiture if at any time during the thirty-six months following the date the option is earned we restate our financial statements such that the performance condition would no longer be met.
(6)	Based on Israeli labor laws, an Israeli employee, such as Mr. Yanay, is entitled to severance pay upon termination of employment by the employer for any reason, including retirement. Amount represents the maximum statutory severance pay, which would be paid in the event of involuntary termination of Mr. Yanay’s employment, calculated based on the most recent monthly base salary of such employee multiplied by the number of years of employment of such employee. As of October 31, 2010, Mr. Yanay has been employed with VeriFone (including his term of employment with Lipman prior to our acquisition of Lipman) for approximately 9 years. Calculated by taking Mr. Yanay’s monthly base salary as of October 31, 2010, multiplied by 9 years and converted from Israeli New Shekels to U.S. Dollars at the October 31, 2010 exchange rate of 3.644 Shekels per one U.S. Dollar. Each pay period, we submit sums into a severance fund at the statutory rate of 8.33% of base salary. These amounts are reflected in compensation expense each period. In the event of separation of employment that is other than an involuntary termination, Mr. Yanay would be entitled to the lesser amount that have been funded into this severance fund rather than the maximum statutory amount based on the base salary rate at the time of termination.

DIRECTOR COMPENSATION

For the first half of fiscal year 2010 the Board retained the same fee levels as for fiscal years 2009, 2008 and 2007. In 2010, the Board and the Corporate Governance and Nominating Committee conducted a review of director compensation, which included an evaluation of peer group pay practices and recommendations by a third party compensation consultant engaged by the Corporate Governance and Nominating Committee. Following such review, and upon recommendation of the Corporate Governance and Nominating Committee, the Board implemented a revised director compensation plan for directors who are not our employees with effect from March 17, 2010.

Each non-employee director was entitled to receive an annual cash retainer and a meeting attendance fee for service on the Board and Board committees during fiscal year 2010 as follows:

	Fee prior to March 17, 2010	Fee effective March 17, 2010
Annual director retainer	$35,000	$45,000
Chairman of the Board retainer (1)	$45,000	$45,000
Annual committee chair retainers:
Audit Committee	$20,000	$20,000
Compensation Committee	$10,000	$10,000
Corporate Governance and Nominating Committee	$10,000	$10,000
Annual committee member retainers:
Audit Committee (2)	$10,000	$—
Compensation Committee (2)	$5,000	$—
Corporate Governance and Nominating Committee (2)	$5,000	$—
Board and committee meeting in-person attendance fee	$2,500	$1,500
Board and committee meeting telephonic attendance fee	$1,250	$1,500

(1)	The Chairman of the Board retainer is incremental to the annual director retainer.
(2)	Under the revised director compensation plan effective March 17, 2010, Board committee members no longer receive an annual committee member retainer.

All annual fees are paid in quarterly installments. In addition, under the revised director compensation plan effective March 17, 2010, each incumbent director is entitled to receive an annual equity award consisting of options to purchase shares of our common stock with a target value of $65,000 and restricted stock units with a target value of $65,000. Upon a director’s initial appointment to the Board, such director will receive an award of restricted stock units with a target value of $200,000. The grant date of director equity awards will be the first trading day in the month following our annual meeting and the exercise price of the stock option grants will be the closing price of our common stock on the grant date. The number of options will be determined based on the Black-Scholes fair value as of the date of grant and the number of restricted stock units will be determined based on the 60 day average share price as of the date of grant, in each case rounded to the nearest 500 options or units. The annual equity awards vest in full on the first anniversary of the grant date. A new director’s initial restricted stock unit award vests in annual installments over a four year period from award date. Stock options will have a term of seven years.

The following table sets forth a summary of the compensation earned by our non-employee directors for services in fiscal year 2010:

Name	Cash Fees	Stock Awards (1), (2)	Option Awards (1), (3)	All Other Compensation	Total
Robert W. Alspaugh	$78,875	$67,480	$55,914	$—	$202,269
Dr. Leslie G. Denend	$87,000	$67,480	$55,914	$—	$210,394
Alex W. (Pete) Hart	$68,250	$67,480	$55,914	$—	$191,644
Robert B. Henske	$89,125	$67,480	$55,914	$—	$212,519
Richard A. McGinn	$60,125	$67,480	$55,914	$—	$183,519
Eitan Raff	$60,125	$67,480	$55,914	$—	$183,519
Charles R. Rinehart	$115,000	$67,480	$55,914	$—	$238,394
Collin E. Roche (4)	$33,625	$—	$—	$—	$33,625
Jeffrey Stiefler	$74,500	$67,480	$55,914	$—	$197,894

(1)

During fiscal year 2010, each non-employee member of the Board was granted 3,500 restricted stock units and 5,500 stock options. Amounts shown in this column reflect the aggregate fair value of each award as of the grant date of such award computed in accordance with ASC 718 and do not reflect whether the recipient has actually realized a financial benefit from the awards. The fair value was estimated using the Black-Scholes option pricing model in accordance with ASC 718. Pursuant to SEC rules, amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For information on the valuation assumptions used for the calculation of these amounts, refer to “Stockholders’ Equity” of the notes to consolidated financial statements included in this Annual Report on Form 10-K.

(2)	As of October 31, 2010, each of our non-employee directors held an aggregate of 3,500 restricted stock units.
(3)	As of October 31, 2010, the aggregate outstanding number of options held by each director is as follows: Mr. Alspaugh, 57,500 shares; Dr. Denend, 77,500 shares; Mr. Hart, 68,500 shares; Mr. Henske 77,000 shares; Mr. McGinn, 46,500 shares; Mr. Raff, 57,500 shares; Mr. Rinehart, 68,500 shares; and Mr. Stiefler, 57,500 shares.
(4)	Mr. Roche did not stand for re-election at our 2010 Annual Meeting of Stockholders held June 30, 2010 and, accordingly, ceased to be a member of our Board following that meeting.

Director Stock Ownership Guidelines

In March 2010, the Board adopted stock ownership guidelines for our directors. These guidelines require each director who is not our employee to own a minimum number of shares of our common stock equal to approximately three times the annual cash retainer for a director. Under these guidelines, only vested restricted stock units and owned stock count toward the ownership level, and directors have a five year period over which to achieve the target ownership level. The Board also adopted stock ownership guidelines for our named executives as described under “Compensation Discussion and Analysis” — “Compensation Program” of this Annual Report on Form 10-K.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2010, the Compensation Committee consisted of Leslie G. Denend (Chairman), Robert B. Henske, and Collin E. Roche and, effective March 17, 2010, Jeffrey Stiefler. Mr. Roche did not stand for re-election at our Annual Meeting of Stockholders on June 30, 2010 and therefore ceased to be a member of our Board and of the Compensation Committee effective as of that Meeting. None of the members is an officer or employee of VeriFone, and none of our executive officers serves as a member of a board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board or Compensation Committee.

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

During fiscal year 2010, the Compensation Committee performed all of its duties and responsibilities under the Compensation Committee’s charter. Additionally, as part of its responsibilities, the Compensation Committee reviewed the section of this Annual Report on Form 10-K entitled “Compensation Discussion and Analysis”

(CD&A), as prepared by management of VeriFone, and discussed the CD&A with management of VeriFone. Based on its review and discussions, the Compensation Committee recommended to the Board of Directors that the CD&A be included in VeriFone’s Annual Report on Form 10-K.

COMPENSATION COMMITTEE

Leslie G. Denend, Chairman

Robert B. Henske

Jeffrey Stiefler

The report of the Compensation Committee and the information contained therein shall not be deemed to be “solicited material” or “filed” or incorporated by reference in any filing we make under the Securities Act or under the Exchange Act, irrespective of any general statement incorporating by reference this Annual Report on Form 10-K into any such filing, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate this information by reference into a document we file under the Securities Act or the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership Information

The following table presents information concerning the beneficial ownership of the shares of our common stock as of December 15, 2010, by:

•	each person we know to be the beneficial owner of 5% or more of our outstanding shares of common stock;

•	each of our named executives;

•	each of our current directors; and

•	all of our current executive officers and directors as a group.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. Percentage of beneficial ownership is based on 87,524,589 shares of common stock outstanding as of December 15, 2010. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of December 15, 2010 and shares of restricted stock units which are scheduled to be released within 60 days of December 15, 2010 are considered outstanding and beneficially owned by the person holding the options or restricted stock units for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless indicated below, the address of each individual listed below is c/o VeriFone Systems, Inc., 2099 Gateway Place, Suite 600, San Jose, California 95110.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number	Percent of Class
Beneficial owners
FMR LLC (1)	9,283,873	11%
Douglas G. Bergeron (2)	2,355,576	3%
Robert Dykes (3)	375,957	*
Jeffrey Dumbrell (4)	127,464	*
Elmore Waller (5)	253,281	*
Eliezer Yanay (6)	162,384	*
Albert Liu (7)	58,750	*
Robert W. Alspaugh (8)	9,624	*
Dr. Leslie G. Denend (9)	58,936	*
Alex W. (Pete) Hart (10)	55,936	*
Robert B. Henske (11)	58,436	*
Richard A. McGinn (12)	18,437	*
Eitan Raff (13)	33,999	*
Charles Rinehart (14)	70,936	*
Jeffrey E. Stiefler (15)	26,499	*
All current directors and executive officers as a group (14 persons)	3,666,215	4%

*	Less than 1%.
(1)	The address of FMR LLC is 82 Devonshire Street, Boston, Massachusetts 02109. FMR LLC (“FMR”) has the sole power to vote or direct the vote of 889,553 shares and the sole power to dispose or direct the disposition of 9,283,873 shares of common stock. Beneficial ownership information includes 8,394,320 shares of common stock beneficially owned by Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR, of which 7,870,500 shares of common stock are owned by one investment company, Fidelity Growth Company Fund; 547,053 shares of common stock held by Pyramis Global Advisors, LLC (“PGALLC”), an indirect wholly-owned subsidiary of FMR; and 342,500 shares of common stock held by Pyramis Global Advisors Trust Company (“PGATC”), an indirect wholly-owned subsidiary of FMR. Edward C. Johnson 3d, Chairman of FMR, and members of the family of Mr. Johnson are the predominant owners, directly or through trusts, of Series B voting common shares of FMR, representing 49% of the voting power of FMR. Through their ownership of voting common shares and the execution of a shareholders’ voting agreement with the majority vote of Series B voting common shares, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR. Mr. Johnson and FMR each has sole power to dispose of the 8,394,320 shares of common stock held by Fidelity, sole power to vote and dispose of the 547,053 shares of common stock held by PGALLC and sole power to vote and dispose of the 342,500 shares of common stock held by PGATC. This information is based solely upon a Schedule 13G filed by FMR on February 16, 2010 for beneficial ownership as of December 31, 2009.

(2)	Beneficial ownership information includes 1,914,951 shares held by various family trusts the beneficiaries of which are Mr. Bergeron and members of Mr. Bergeron’s family. In addition, 440,625 shares listed as beneficially owned by Mr. Bergeron represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after December 15, 2010.
(3)	Beneficial ownership information includes 129,082 shares held by Mr. Dykes directly. In addition, 246,875 shares listed as beneficially owned by Mr. Dykes represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after December 15, 2010.
(4)	Beneficial ownership information includes 1,000 shares held by Mr. Dumbrell directly. In addition, 126,464 shares listed as beneficially owned by Mr. Dumbrell represent shares: (i) issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after December 15, 2010 and (ii) issuable upon vesting of restricted stock units that will vest and be released within 60 days after December 15, 2010.
(5)	Beneficial ownership information includes 2,316 shares held by Mr. Waller directly. In addition, 250,965 shares listed as beneficially owned by Mr. Waller represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after December 15, 2010.
(6)	Beneficial ownership information includes 1,000 shares beneficially owned by Mr. Yanay indirectly. In addition, 161,384 shares listed as beneficially owned by Mr. Yanay represent shares: (i) issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after December 15, 2010 and (ii) issuable upon vesting of restricted stock units that will vest and be released within 60 days after December 15, 2010.
(7)	All shares listed as beneficially owned by Mr. Liu represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after December 15, 2010.
(8)	All shares listed as beneficially owned by Mr. Alspaugh represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after December 15, 2010.
(9)	All shares listed as beneficially owned by Dr. Denend represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after December 15, 2010.
(10)	Beneficial ownership information includes 6,000 shares held by Mr. Hart directly. In addition, 49,936 shares listed as beneficially owned by Mr. Hart represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after December 15, 2010.
(11)	All shares listed as beneficially owned by Mr. Henske represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after December 15, 2010.
(12)	All shares listed as beneficially owned by Mr. McGinn represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after December 15, 2010.
(13)	All shares listed as beneficially owned by Mr. Raff represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after December 15, 2010.
(14)	Beneficial ownership information includes 1,000 shares held by Mr. Rinehart directly and 20,000 shares held by the Rinehart Family Trust dated January 18, 1994 the beneficiaries of which are members of Mr. Rinehart’s family. In addition, 49,936 shares listed as beneficially owned by Mr. Rinehart represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after December 15, 2010.
(15)	All shares listed as beneficially owned by Mr. Stiefler represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after December 15, 2010.

Equity Compensation Plan Information

The following table provides information as of October 31, 2010 regarding securities issued under our equity compensation plans that were in effect during fiscal year 2010.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders (1)	10,507,403	$14.04	(2)	1,704,155	(3)
Equity compensation plans not approved by security holders	—	—		—

Total	10,507,403	$14.04		1,704,155

(1)	This reflects equity awards issued under our New Founders’ Stock Option Plan, Outside Directors’ Stock Option Plan, 2005 Employee Equity Incentive Plan, and 2006 Equity Incentive Plan. This information also includes securities issuable pursuant to the Lipman Electronic Engineering Ltd. 2003 Stock Option Plan, Lipman Electronic Engineering Ltd. 2004 Stock Option Plan, Lipman Electronic Engineering Ltd. 2004 Share Option Plan, and Lipman Electronic Engineering Ltd. 2006 Share Incentive Plan as a result of our acquisition of Lipman Electronic Engineering Ltd. on November 1, 2006. VeriFone does not plan to issue securities in the future under any of the foregoing plans other than the 2006 Equity Incentive Plan.
(2)	The weighted-average exercise price does not include the effect of 709,990 restricted stock units outstanding as of October 31, 2010 with an exercise price of $0.
(3)	Represents shares remaining available for future issuance under our 2006 Equity Incentive Plan.

2006 Equity Incentive Plan

Our 2006 Equity Incentive Plan is the only plan under which we currently make grants of equity awards. Our 2006 Equity Incentive Plan permits grants of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and share units, dividend equivalent rights and other stock awards. Grants may be made to our directors, officers, and employees and other individuals performing services for us. The plan authorizes the issuance of an aggregate of 13,200,000 shares of our common stock. Any shares granted as stock options or stock appreciation rights shall be counted as one share issued under the plan for each share so granted. Any shares granted as awards other than stock options or stock appreciation rights shall be counted as 1.75 shares issued under the plan for each share so granted. As of October 31, 2010, there were a total of 9,797,413 options outstanding at a weighted-average exercise price of $14.04 per share, of which 3,319,439 were exercisable at a weighted-average exercise price of $15.98 per share. As of October 31, 2010, there were 709,990 restricted stock units outstanding, all of which were unvested, and 300,000 shares issued under restricted stock awards, all of which were unvested and subject to repurchase as of October 31, 2010. For further information on our equity compensation plan, see “Note 10 — Stockholders’ Equity of Notes to Consolidated Financial Statements” included in this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We may occasionally enter into transactions with entities in which an executive officer, director, 5% or more beneficial owner of our common stock, or an immediate family member of these persons have a direct or indirect material interest. Our policy is that the Audit Committee reviews and approves each individual related party transaction exceeding $120,000 after a determination that these transactions were on terms that were reasonable and fair to us. For the fiscal year ended October 31, 2010 and through the date of this Annual Report on Form 10-K we had no such transactions. The Audit Committee also reviews and monitors on-going relationships with related parties to ensure they continue to be on terms that are reasonable and fair to us.

Indemnification and Employment Agreements

As permitted by the Delaware General Corporation Law, we have adopted provisions in our amended and restated certificate of incorporation that authorize and require us to indemnify our executive officers and directors to the full extent permitted under Delaware law, subject to limited exceptions. We have also entered, and intend to continue to enter, into separate indemnification agreements with our directors and executive officers which may be broader than the specific indemnification provisions contained in Delaware law. Also, as described above in Item 11. Executive Compensation — Employment-Related Agreements with Named Executives, we have existing employment-related agreements with our Chief Executive Officer and Chief Financial Officer.

Equity Grants

We have granted stock options and restricted stock units to purchase shares of our common stock to our executive officers and directors. See “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation” under “Item 10 — Directors, Executive Officers of the Registrant and Corporate Governance.”

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

Fees Paid to Independent Registered Public Accounting Firm

The following table shows information about fees paid by VeriFone and its subsidiaries to Ernst & Young LLP during the fiscal years ended October 31, 2010 and 2009 (in thousands):

	2010	2009
Audit fees	$3,223	$3,336
Audit-related fees	—	—
Tax fees	713	637
All other fees	2	2

Total fees	$3,938	$3,975

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

For fiscal years 2010 and 2009 all fees paid to Ernst & Young LLP for services were pre-approved by the Audit Committee.

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

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed in Item 8 hereof. Other supplemental financial information required by Item 302 of Regulation S-K is contained in Item 7 hereof under Selected Quarterly Results of Operations.

2. Exhibits

The documents set forth below are filed herewith or incorporated by reference to the location indicated.

Exhibit Number	Description

2.1(20)	Agreement and Plan of Merger, dated as of November 17, 2010, among Hypercom Corporation, VeriFone Systems, Inc. and Honey Acquisition Company.

2.2(20)	Support Agreement, dated as of November 17, 2010, among FP Hypercom Holdco, LLC, Francisco Partners II, L.P., VeriFone Systems, Inc. and Honey Acquisition Company.

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation of VeriFone as amended.

3.2(5)	Form of Amended and Restated Bylaws of VeriFone.

3.3(14)	Amendment No. 1 to the Bylaws of VeriFone Holdings, Inc.

4.1(3)	Specimen Common Stock Certificate; reference is made to Exhibit 3.1.

4.2(2)	Stockholders Agreement, dated as of July 1, 2002, by and among VeriFone Holdings, Inc., GTCR Fund VII, L.P., GTCR Co-Invest, L.P., GTCR Capital Partners, L.P., TCW/Crescent Mezzanine Partners III, L.P., TCW/Crescent Mezzanine Trust III, TCW/Crescent Mezzanine Partners III Netherlands, L.P. and TCW Leveraged Income Trust IV, L.P., VF Holding Corp. and the executives who are parties thereto.

4.2.1(4)	Form of Amendment to Stockholders Agreement.

4.3(1)	Registration Rights Agreement, dated as of July 1, 2002, by and among VeriFone Holdings, Inc., GTCR Fund VII, L.P., GTCR Co-Invest, L.P., GTCR Capital Partners, L.P., TCW/Crescent Mezzanine Partners III, L.P., TCW/Crescent Mezzanine Trust III, TCW/Crescent Mezzanine Partners III Netherlands, L.P., and TCW Leveraged Income Trust IV, L.P., VF Holding Corp., Jesse Adams, William Atkinson, Douglas G. Bergeron, Nigel Bidmead, Denis Calvert, Donald Campion, Robert Cook, Gary Grant, Robert Lopez, James Sheehan, David Turnbull and Elmore Waller.

4.4(1)	Amendment to Registration Rights Agreement, dated as of November 30, 2004, by and among VeriFone Holdings, Inc., GTCR Fund VII, L.P., Douglas Bergeron, DGB Investments, Inc., The Douglas G. Bergeron Family Annuity Trust, The Sandra E. Bergeron Family Annuity Trust and The Bergeron Family Trust.

4.5(11)	Indenture related to the 1.375% Senior Convertible Notes due 2012, dated as of June 22, 2007, between VeriFone Holdings, Inc. and U.S. Bank National Association, as trustee.

4.6(11)	Registration Rights Agreement, dated as of June 22, 2007, between VeriFone Holdings, Inc. and Lehman Brothers Inc. and J.P. Morgan Securities Inc.

10.1(2)	Purchase Agreement, dated as of July 1, 2002, by and among VeriFone Holdings, Inc., GTCR Fund VII, L.P., GTCR Co-Invest, L.P., TCW/Crescent Mezzanine Partners III, L.P., TCW/Crescent Mezzanine Trust III, TCW/Crescent Mezzanine Partners III Netherlands, L.P. and TCW Leveraged Income Trust IV, L.P.

10.1.1(4)	Form of Amendment No. 1 to Purchase Agreement.

10.2(1)+	Senior Management Agreement, dated as of July 1, 2002, among VeriFone Holdings, Inc., VeriFone, Inc. and Douglas G. Bergeron.

10.2.1(2)+	Amendment to Senior Management Agreement, dated as of June 29, 2004, by and among VeriFone Holdings, Inc., VeriFone, Inc. and Douglas G. Bergeron.

10.3(1)+	Amendment to Senior Management Agreement, dated as of December 27, 2004, by and among VeriFone Holdings, Inc., VeriFone, Inc. and Douglas Bergeron.

10.4(1)+	2002 Securities Purchase Plan.

10.5(1)+	New Founders’ Stock Option Plan.

10.6(3)+	Outside Directors’ Stock Option Plan.

10.7(1)	Patent License Agreement, effective as of November 1, 2004, by and between NCR Corporation and VeriFone, Inc.

10.8(6)+	2005 Employee Equity Incentive Plan.

Exhibit Number	Description
10.9(5)+	Form of Indemnification Agreement.

10.10(18)+	Amended and Restated VeriFone Holdings, Inc. 2006 Equity Incentive Plan.

10.11(7)+	VeriFone Holdings, Inc. Bonus Plan.

10.12(8)	Credit Agreement, dated October 31, 2006, among VeriFone Intermediate Holdings, Inc., VeriFone, Inc., various financial institutions and other persons from time to time parties thereto, as lenders, JPMorgan Chase Bank, N.A., as the administrative agent for the lenders, Lehman Commercial Paper Inc., as the syndication agent for the lenders, Bank Leumi USA and Wells Fargo Bank, N.A., as the co-documentation agents for the lenders, and J.P. Morgan Securities Inc. and Lehman Brothers Inc., as joint lead arrangers and joint book running managers.

10.13(9)+	Lipman Electronic Engineering Ltd. 2003 Stock Option Plan.

10.14(9)+	Lipman Electronic Engineering Ltd. 2004 Stock Option Plan.

10.15(9)+	Lipman Electronic Engineering Ltd. 2004 Share Option Plan.

10.16(9)+	Amendment to Lipman Electronic Engineering Ltd. 2004 Share Option Plan.

10.17(9)+	Lipman Electronic Engineering Ltd. 2006 Share Incentive Plan.

10.18(10)+	Amended and Restated Employment Agreement, dated January 4, 2007, among VeriFone Holdings, Inc., VeriFone, Inc., and Douglas G. Bergeron.

10.19(11)	Confirmation of Convertible Note Hedge Transaction, dated June 18, 2007, by and between VeriFone Holdings, Inc. and Lehman Brothers OTC Derivatives Inc.

10.20(11)	Confirmation of Convertible Note Hedge Transaction, dated June 18, 2007, by and between VeriFone Holdings, Inc. and JPMorgan Chase Bank, National Association, London Branch.

10.21(11)	Confirmation of Warrant Transaction, dated June 18, 2007, by and between VeriFone Holdings, Inc. and Lehman Brothers OTC Derivatives Inc.

10.22(11)	Confirmation of Warrant Transaction, dated June 18, 2007, by and between VeriFone Holdings, Inc. and JPMorgan Chase Bank, National Association, London Branch.

10.23(11)	Amendment to Confirmation of Warrant Transaction, dated June 21, 2007, by and between VeriFone Holdings, Inc. and Lehman Brothers OTC Derivatives Inc.

10.24(11)	Amendment to Confirmation of Warrant Transaction, dated June 21, 2007, by and between VeriFone Holdings, Inc. and JPMorgan Chase Bank, National Association, London Branch.

10.25(12)+	Confidential Separation Agreement, dated August 2, 2007, between VeriFone Holdings, Inc. and William G. Atkinson

10.26(13)+	First Amendment and Waiver to Credit Agreement, dated as of January 25, 2008.

10.27(15)	Second Amendment to Credit Agreement, dated as of April 28, 2008.

10.28(16)	Third Amendment to Credit Agreement, dated as of July 31, 2008.

10.29(17)+	Offer Letter between VeriFone Holdings, Inc. and Robert Dykes.

10.30(17)+	Severance Agreement, dated September 2, 2008, between VeriFone Holdings, Inc. and Robert Dykes.

10.31(19)+	Amended and Restated Employment Agreement, Dated as of April 8, 2009, among VeriFone Holdings, Inc., VeriFone, Inc. and Douglas G. Bergeron.

Exhibit Number	Description
21.1*	List of subsidiaries of VeriFone.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
+	Indicates a management contract or compensatory plan or arrangement.
(1)	Filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed February 23, 2005.
(2)	Filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed March 28, 2005.
(3)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed April 18, 2005.
(4)	Filed as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed April 21, 2005.
(5)	Filed as an exhibit to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed April 29, 2005.
(6)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-124545), filed May 2, 2005.
(7)	Incorporated by reference in the Registrant’s Current Report on Form 8-K, filed March 23, 2006.
(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed November 1, 2006.
(9)	Incorporated by reference in the Registrant’s Registration Statement on Form S-8 (File No. 333-138533), filed November 9, 2006.
(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed January 4, 2007.
(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed June 22, 2007.
(12)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed August 3, 2007.
(13)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed January 29, 2008.
(14)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed April 3, 2008.
(15)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed April 29, 2008.
(16)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed July 31, 2008.
(17)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed September 3, 2008.
(18)	Filed as an annex to the Registrant’s Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders, filed September 10, 2008.
(19)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed April 9, 2009.
(20)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed November 19, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIFONE SYSTEMS, INC.

BY:	/S/ DOUGLAS G. BERGERON
Douglas G. Bergeron,
Chief Executive Officer

December 21, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ DOUGLAS G. BERGERON Douglas G. Bergeron	Chief Executive Officer (principal executive officer)	December 21, 2010

/s/ ROBERT DYKES Robert Dykes	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	December 21, 2010

/s/ ROBERT W. ALSPAUGH Robert W. Alspaugh	Director	December 21, 2010

/s/ LESLIE G. DENEND Leslie G. Denend	Director	December 21, 2010

/s/ ALEX W. HART Alex W. Hart	Director	December 21, 2010

/s/ ROBERT B. HENSKE Robert B. Henske	Director	December 21, 2010

/s/ RICHARD MCGINN Richard McGinn	Director	December 21, 2010

/s/ EITAN RAFF Eitan Raff	Director	December 21, 2010

/s/ JEFFREY E. STIEFLER Jeffrey E. Stiefler	Director	December 21, 2010

/s/ CHARLES R. RINEHART Charles R. Rinehart	Chairman of the Board of Directors	December 21, 2010