Form 10-Q
period 2011-01-31
VERIFONE SYSTEMS, INC.
filed 2011-03-11
CIK 1312073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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

At February 28, 2011, the number of shares outstanding of the registrant’s common stock, $0.01 par value was 88,309,231.

VERIFONE SYSTEMS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended January 31,
	2011	2010
	(Unaudited)
	(In thousands, except per share data)
Net revenues:
System Solutions	$225,707	$188,014
Services	58,058	35,386

Total net revenues	283,765	223,400
Cost of net revenues:
System Solutions	140,140	120,085
Services	32,134	21,409

Total cost of net revenues	172,274	141,494

Gross profit	111,491	81,906
Operating expenses:
Research and development	21,642	17,100
Sales and marketing	28,306	20,475
General and administrative	24,016	20,481
Amortization of purchased intangible assets	2,316	4,492

Total operating expenses	76,280	62,548

Operating income	35,211	19,358
Interest expense	(7,570)	(7,254)
Interest income	283	296
Other income (expense), net	1,651	(1,760)

Income before income taxes	29,575	10,640
Provision for (benefit from) income taxes	(2,456)	19

Net income	$32,031	$10,621

Net income per share:
Basic	$0.37	$0.13

Diluted	$0.35	$0.12

Weighted average shares used in computing net income per share:
Basic	87,090	84,690

Diluted	91,321	86,610

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2011	October 31, 2010(1)
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$479,167	$445,137
Accounts receivable, net of reserves of $5,771 and $5,862	164,830	132,988
Inventories	112,084	111,901
Deferred tax assets	11,258	10,953
Prepaid expenses and other current assets	75,797	60,112

Total current assets	843,136	761,091
Property, plant and equipment, net	46,476	46,007
Purchased intangible assets, net	43,671	50,121
Goodwill	171,533	169,322
Deferred tax assets	10,016	9,933
Debt issuance costs, net	4,491	5,069
Other assets	34,014	33,783

Total assets	$1,153,337	$1,075,326

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$77,596	$64,016
Income taxes payable	3,395	651
Accrued compensation	25,875	27,929
Accrued warranty	12,991	10,898
Deferred revenue, net	54,696	55,264
Deferred tax liabilities	412	400
Accrued expenses	46,325	43,653
Other current liabilities	57,318	51,715
Short-term debt	5,193	5,280

Total current liabilities	283,801	259,806
Accrued warranty	1,963	1,849
Deferred revenue, net	23,798	22,344
Long-term debt	470,759	468,231
Deferred tax liabilities	62,777	62,081
Other long-term liabilities	45,830	53,552

Total liabilities	888,928	867,863

Commitments and contingencies
Redeemable noncontrolling interest	866	866
Stockholders’ equity:
Preferred stock: 10,000 shares authorized as of January 31, 2011 and October 31, 2010; no shares issued and outstanding as of January 31, 2011 and October 31, 2010	0	0
Common stock: $0.01 par value, 200,000 shares authorized as of January 31, 2011 and October 31, 2010; 88,197 and 86,832 shares issued and outstanding as of January 31, 2011 and October 31, 2010	882	868
Additional paid-in capital	786,132	763,212
Accumulated deficit	(519,429)	(551,460)
Accumulated other comprehensive loss	(4,557)	(6,595)

Total stockholders’ equity	263,028	206,025
Noncontrolling interest	515	572

Total equity	263,543	206,597

Total liabilities and equity	$1,153,337	$1,075,326

(1)	Amounts as of October 31, 2010 were derived from the October 31, 2010 audited Consolidated Balance Sheet.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended January 31,
	2011	2010
	(Unaudited)
	(In thousands)
Cash flows from operating activities
Net income	$32,031	$10,621
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,485	14,890
Stock-based compensation	7,439	4,685
Non-cash interest expense	3,818	3,571
Gain on bargain purchase of a business (Note 14)	(1,476)	0
Gain on adjustments to acquisition related balances	(691)	(613)
Deferred income taxes	(319)	494
Other non-cash items	513	676

Net cash provided by operating activities before changes in working capital	50,800	34,324
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable, net	(13,299)	16,356
Inventories	5,474	1,425
Prepaid expenses and other assets	(15,323)	(11,413)
Accounts payable	5,263	747
Income taxes payable	2,744	(422)
Accrued compensation	(4,469)	(763)
Accrued warranty	1,999	427
Deferred revenue, net	(664)	1,579
Accrued expenses and other liabilities	(2,116)	13,056

Net cash provided by operating activities	30,409	55,316

Cash flows from investing activities
Purchases of property, plant and equipment	(2,315)	(1,912)
Software development costs capitalized	(261)	(707)
Acquisitions of businesses, net of cash and cash equivalents acquired	(9,730)	0
Proceeds from disposal of property, plant and equipment	0	1,355

Net cash used in investing activities	(12,306)	(1,264)

Cash flows from financing activities
Repayments of debt	(1,358)	(6,103)
Proceeds from issuance of common stock through employee equity incentive plans	16,678	2,721

Net cash provided by (used in) financing activities	15,320	(3,382)

Effect of foreign currency exchange rate changes on cash and cash equivalents	607	(1,049)

Net increase in cash and cash equivalents	34,030	49,621
Cash and cash equivalents, beginning of period	445,137	324,996

Cash and cash equivalents, end of period	$479,167	$374,617

Supplemental disclosures of cash flow information
Cash paid for interest	$3,649	$3,682

Cash paid for income taxes, net of refunds	$5,545	$4,330

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Principles of Consolidation and Summary of Significant Accounting Policies

Business Description

VeriFone Systems, Inc. (“VeriFone”) was originally incorporated as VeriFone Holdings, Inc. in the state of Delaware on June 13, 2002 in order to acquire VeriFone, Inc. on July 1, 2002. VeriFone, Inc. was incorporated in 1981 and became our principal operating subsidiary on July 1, 2002. Effective May 18, 2010, we changed our corporate name from VeriFone Holdings, Inc. to VeriFone Systems, Inc. We design, market, and service electronic payment solutions that enable secure electronic payments among consumers, merchants, and financial institutions.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of VeriFone and our wholly-owned and majority-owned subsidiaries. Amounts pertaining to the noncontrolling ownership interests held by third parties in the operating results and financial position of our majority-owned subsidiaries are reported as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated.

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2011 are not necessarily indicative of the results that may be expected for fiscal year ending October 31, 2011.

The Condensed Consolidated Balance Sheets at October 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the fiscal year ended October 31, 2010.

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

Summary of Significant Accounting Policies

There have been no changes to our significant accounting policies during the three months ended January 31, 2011 as compared to the significant accounting policies described in our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

Concentrations of Credit Risk

For the three months ended January 31, 2011 and 2010, no customer accounted for more than 10% of our total net revenues. At January 31, 2011 and October 31, 2010, no customer accounted for more than 10% of our accounts receivable.

Reclassifications

Certain amounts reported in previous periods have been reclassified to conform to the current period presentation. The reclassifications did not affect previously reported revenues, total operating expense, operating income, net income, or total equity.

Recent Accounting Pronouncements

There have been no significant changes in accounting pronouncements from the recent accounting pronouncements described in our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

Note 2. Goodwill and Purchased Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	Three Months Ended January 31, 2011	Year Ended October 31, 2010
Balance at beginning of period	$169,322	$150,845
Additions related to acquisitions	622	18,464
Currency translation adjustments	1,589	13

Balance at end of period	$171,533	$169,322

Based on our review for potential indicators of impairment performed during the fiscal year ended October 31, 2010 and the three months ended January 31, 2011, we did not record any impairment of goodwill.

As of January 31, 2011 and October 31, 2010, we had accumulated goodwill impairment losses of $372.4 million and $65.6 million in our International and North America segments, respectively.

Purchased Intangible Assets

Purchased intangible assets subject to amortization consisted of the following (in thousands):

	January 31, 2011			October 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed and core technology	$121,578	$(100,700)	$20,878	$127,746	$(101,989)	$25,757
Trade name	2,692	(695)	1,997	2,692	(628)	2,064
Internal use software	5,982	(4,130)	1,852	5,966	(3,705)	2,261
Customer relationships	89,641	(70,697)	18,944	92,444	(72,405)	20,039

	$219,893	$(176,222)	$43,671	$228,848	$(178,727)	$50,121

Amortization of purchased intangible assets for the three months ended January 31, 2011 and 2010 was allocated as follows (in thousands):

	Three Months Ended January 31,
	2011	2010
Included in cost of net revenues	$4,859	$5,102
Included in operating expenses	2,316	4,492

	$7,175	$9,594

Estimated future amortization expense of purchased intangible assets recorded as of January 31, 2011 is as follows (in thousands):

Fiscal Years Ending October 31:	Cost of Net Revenues	Operating Expenses	Total
2011 (remaining 9 months)	$7,575	$4,864	$12,439
2012	4,604	4,066	8,670
2013	3,778	3,394	7,172
2014	2,800	3,305	6,105
2015	1,685	2,575	4,260
Thereafter	436	4,589	5,025

	$20,878	$22,793	$43,671

Note 3. Balance Sheet and Statement of Income Details

Inventories

Inventories consisted of the following (in thousands):

	January 31, 2011	October 31, 2010
Raw materials	$33,398	$32,135
Work-in-process	639	473
Finished goods	78,047	79,293

	$112,084	$111,901

Restricted Cash

We had $1.9 million and $1.7 million of restricted cash as of January 31, 2011 and October 31, 2010, respectively. The restricted cash balances consisted mainly of pledged deposits for bank guarantees to customers. As of January 31, 2011 and October 31, 2010, restricted cash balances were included in Other Assets in the Condensed Consolidated Balance Sheets.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	January 31, 2011	October 31, 2010
Prepaid taxes	$34,621	$28,165
Other prepaid expenses	32,648	26,986
Other receivables	7,188	2,822
Other	1,340	2,139

	$75,797	$60,112

Accrued Warranty

Activity related to accrued warranty consisted of the following (in thousands):

	Three Months Ended January 31, 2011	Year Ended October 31, 2010
Balance at beginning of period	$12,747	$13,808
Warranty charged to cost of net revenues	6,559	4,231
Utilization of warranty	(4,152)	(10,533)
Acquired warranty obligations	208	10
Change in estimates	(408)	5,231

Balance at end of period	14,954	12,747
Less current portion	(12,991)	(10,898)

Long-term portion	$1,963	$1,849

Deferred Revenue, net

Deferred revenue, net consisted of the following (in thousands):

	January 31, 2011	October 31, 2010
Deferred revenue	$89,032	$88,592
Deferred cost of revenue	(10,538)	(10,984)

	78,494	77,608
Less current portion	(54,696)	(55,264)

Long-term portion	$23,798	$22,344

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	January 31, 2011	October 31, 2010
Accrued Brazilian tax liabilities	$25,636	$24,587
Accrued other tax liabilities	6,643	5,150
Unfavorable lease contracts	10,931	13,622
Customer deposits	2,999	6,103
Other	11,109	2,253

Total other current liabilities	$57,318	$51,715

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	January 31, 2011	October 31, 2010
Other tax liabilities	$27,005	$31,811
Unfavorable lease contracts	2,855	3,888
Retirement and pension obligations	5,983	5,054
Deferred acquisition consideration payable	3,908	6,855
Other liabilities	6,079	5,944

Total other long-term liabilities	$45,830	$53,552

Other Income (Expense), net

Other income (expense), net consisted of the following (in thousands):

	Three Months Ended January 31,
	2011	2010
Foreign currency transaction gains, net	$229	$664
Foreign exchange forward contract losses, net	(488)	(1,468)
Gain on bargain purchase of business, net	1,476	—
Other, net	434	(956)

	$1,651	$(1,760)

Note 4. Financings

Our financings as of January 31, 2011 and October 31, 2010 consisted of the following (in thousands):

	January 31, 2011	October 31, 2010
Term B Loan	$220,000	$221,250
Senior convertible notes	255,264	251,458
Other	688	803

Total	475,952	473,511
Less current portion	(5,193)	(5,280)

Long-term portion	$470,759	$468,231

Secured Credit Facility

In October 2006, our principal subsidiary, VeriFone, Inc., entered into a credit agreement (the “Credit Facility”) consisting of a Term B Loan facility of $500.0 million and a revolving loan permitting borrowings of up to $40.0 million. The available revolving loan was reduced to $25.0 million after Lehman Commercial Paper, Inc. declared bankruptcy in October 2008. The maturity dates on the components of the Credit Facility are October 31, 2012 for the revolving loan and October 31, 2013 for the Term B Loan. Principal payments on the Term B Loan are due in equal quarterly installments aggregating to $5.0 million per year over the seven-year term on the last business day of each calendar quarter with the balance due on maturity.

The Credit Facility is guaranteed by VeriFone and certain of our subsidiaries and is secured by collateral including substantially all of our assets and stock of our subsidiaries.

The Term B loan bears interest at 2.75% over the applicable LIBOR rate. The interest rate was 3.02% and 3.01% as of January 31, 2011 and October 31, 2010, respectively. The outstanding balance of the Term B loan was $220.0 million and $221.3 million as of January 31, 2011 and October 31, 2010, respectively. We repaid an aggregate of $1.25 million during the three months ended January 31, 2011.

As of January 31, 2011 and October 31, 2010, the revolving loan credit facility bore interest at 2.00% over the applicable LIBOR rate. We had no outstanding balances on the revolving loan as of January 31, 2011 and October 31, 2010. The interest rate was 2.27% and 2.26% as of January 31, 2011 and October 31, 2010, respectively.

The terms of the Credit Facility require us to comply with financial covenants, including maintaining leverage and fixed charge coverage ratios at the end of each fiscal quarter. As of January 31, 2011, we were required to maintain a total leverage ratio of not greater than 3.5 to 1.0 and a fixed charge coverage ratio of at least 2.0 to 1.0. We were in compliance with our financial and non-financial covenants as of January 31, 2011 and October 31, 2010.

1.375% Senior Convertible Notes

On June 22, 2007, we issued and sold $316.2 million aggregate principal amount of our 1.375% Senior Convertible Notes (the “Notes”) due in June 2012. The Notes are senior unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The Notes are effectively subordinated to any secured indebtedness to the extent of the value of the related collateral and structurally subordinated to indebtedness and other liabilities of our subsidiaries including any secured indebtedness of such subsidiaries. We pay 1.375% interest per annum on the principal amount of the Notes, payable semi-annually in arrears in cash on June 15 and December 15 of each year, subject to increase in certain circumstances.

As a result of the adoption of revised accounting guidance on Debt with Conversion and Other Options in the first quarter of fiscal year 2010, we allocated $236.0 million to the liability component and $80.2 million to the equity component as of the date of issuance. The amount allocated to the liability component was recognized at the present value of its cash flows using a discount rate of 7.6%, our approximate borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. There have been no changes since the issuance date that require us to remeasure the equity component.

Through January 31, 2011, we repurchased and extinguished an aggregate of $38.9 million par value of our outstanding Notes. As of January 31, 2011, the remaining par value of the outstanding Notes was $277.3 million.

Each $1,000 of principal of the Notes are initially convertible into 22.719 shares of our common stock, which is equivalent to a conversion price of approximately $44.02 per share, subject to adjustment upon the occurrence of specified events. Upon conversion, we would pay the holder the cash value of the applicable number of shares of our common stock, up to the principal amount of the Notes. Amounts in excess of the principal amount, if any, will be paid in stock. As of January 31, 2011 and October 31, 2010, the if-converted value of the Notes was less than the principal amount.

As of January 31, 2011, none of the conditions allowing holders of the Notes to convert had been met. If a fundamental change, as defined in the Indenture, occurs prior to the maturity date, holders of the Notes may require us to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest (including additional interest, if any) up to, but excluding, the repurchase date.

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

Excluding the note hedge transaction with Lehman Derivatives and net of the extinguishment of a portion of our outstanding Notes through repurchases as described above, as of January 31, 2011, we held note hedge transactions that reduce the potential dilution by one half upon conversion of the outstanding Notes in the event that the volume weighted average price of our common stock on each trading day of the relevant conversion period or other relevant valuation period for the Notes is greater than $44.02.

In addition, we sold warrants to the counterparties whereby they have the option to purchase up to approximately 7.2 million shares of VeriFone’s common stock at a price of $62.356 per share. We received approximately $31.2 million in cash proceeds from the sale of these warrants. The warrants expire in equal amounts on each trading day from December 19, 2013 to February 3, 2014.

The cost incurred in connection with the note hedge transactions and the proceeds from the sale of the warrants are included as a net reduction in additional paid-in capital in the accompanying Condensed Consolidated Balance Sheets as of January 31, 2011 and October 31, 2010.

The following table presents information related to the equity and debt components of the Notes (in thousands):

	January 31, 2011	October 31, 2010
Accounting amount of the equity component	$77,903	$77,903

Carrying amount of the Notes	$277,250	$277,250
Unamortized debt discount (1)	(21,986)	(25,792)

Net carrying amount	$255,264	$251,458

(1) As of January 31, 2011, the remaining period over which the unamortized debt discount will be amortized is 17 months.

A summary of interest expense and interest rate on the liability component related to the Notes for the three months ended January 31, 2011 and 2010 is as follows (in thousands):

	Three Months Ended January 31,
	2011	2010
Interest rate on the liability component	7.6%	7.6%

Interest expense related to contractual interest coupon	$953	$965
Interest expense related to amortization of debt discount	3,805	3,571

Total interest expense recognized	$4,758	$4,536

Note 5. Fair Value Measurements

Our financial assets and liabilities are measured and recorded at fair value on a recurring basis, except for our long-term debt. Our non-financial assets, such as goodwill, purchased intangible assets, and property, plant and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants. When determining fair value, we consider the principal or most advantageous market in which we would transact, and we consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of non-performance. A three-level fair value hierarchy is established as a basis for inputs used in the valuation methodologies in measuring fair value:

Level 1	—	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2	—	Include other inputs that are directly or indirectly observable in the marketplace.

Level 3	—	Unobservable inputs which are supported by little or no market activity.

The following table presents our assets and liabilities that were measured at fair value on a recurring basis as of January 31, 2011 and October 31, 2010, classified by the level within the fair value hierarchy (in thousands):

	January 31, 2011
	Carrying Value	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$246,725	$246,725	$—	$––
Israeli severance funds	1,996	––	1,996	––
Foreign exchange forward contracts	32	—	32	—

Total assets measured and recorded at fair value	$248,753	$246,725	$2,028	$—

Liabilities
Acquisition related earn-out payables	$1,900	$—	$—	$1,900
Foreign exchange forward contracts	59	—	59	—

Total liabilities measured and recorded at fair value	$1,959	$—	$59	$1,900

	October 31, 2010
	Carrying Value	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$252,041	$252,041	$—	$––
Israeli severance funds	2,035	—	2,035	––
Foreign exchange forward contracts	139	—	139	—

Total assets measured and recorded at fair value	$254,215	$252,041	$2,174	$—

Liabilities
Acquisition related earn-out payables	$2,960	$—	$—	$2,960
Foreign exchange forward contracts	11	—	11	—

Total liabilities measured and recorded at fair value	$2,971	$—	$11	$2,960

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. We measure and record our money market funds, Israeli severance funds, foreign exchange forward contracts and acquisition related earn-out payables at fair value. The money market funds are classified as Level 1 because the funds are valued using quoted market prices. The Israeli severance funds are classified as Level 2 because there are no quoted market prices, but the fund managers provide a daily redemption value for each of the investments that make up the funds. The acquisition related earn-out payables are classified as Level 3 because we use a probability-weighted expected payout model to determine the fair value. The key assumptions in applying the approach are the internal forecasted sales and contributions for the acquired businesses and the probability of achieving the sales and contribution targets.

Fair Value of Acquisition-Related Earn-outs Payables

We recorded the fair value of earn-outs at acquisition for two of our acquisitions in fiscal year 2010. The following table presents a reconciliation for our earn-out payables measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) for the three months ended January 31, 2011 (in thousands):

Balance at October 31, 2010	$2,960
Changes in estimates included in Other Income (Expense), net	(543)
Other	(17)
Net payout	(500)

Balance at January 31, 2011	$1,900

Fair Value of Other Financial Instruments

Financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, long-term debt, foreign exchange forward contracts and Israeli severance funds. The estimated fair value of cash, accounts receivable, and accounts payable approximates their carrying value. Cash equivalents, foreign exchange forward contracts, and Israeli severance funds are recorded at fair value based on the quoted market prices and other observable date of similar instruments in active markets. The estimated fair value of long-term debt related to the Term B loan approximates the carrying value since the rate of interest on the long-term debt adjusts to market rates on a periodic basis. The fair value of the 1.375% Senior Convertible Notes as of January 31, 2011 was $308.8 million based on the closing trading price of the day.

Note 6. Comprehensive Income

The components of comprehensive income were as follows (in thousands):

	Three Months Ended January 31,
	2011	2010
Net income	$32,031	$10,621
Other comprehensive income (loss):
Foreign currency translation adjustments	2,038	(2,471)
Other	—	82

Comprehensive income	$34,069	$8,232

Note 7. Income Taxes

We recorded an income tax benefit of $2.5 million and a tax provision of $19,000 for the three months ended January 31, 2011 and 2010, respectively. The effective tax rate for the three months ended January 31, 2011 and 2010 is lower than the U.S. statutory tax rate due to earnings in countries where we are taxed at lower rates compared to the U.S. federal and state statutory rates, utilization of previously unbenefitted U.S. tax attributes and reversal of uncertain tax position liabilities as statutes of limitations expired. The income tax benefit for the three months ended January 31, 2011 is primarily related to discrete items including the reversal of uncertain tax position liabilities and related interest of approximately $4.9 million due to the expiration of statute of limitations in certain jurisdictions, partially offset by additional interest accruals associated with uncertain tax positions.

As of January 31, 2011, we remain in a net deferred tax liability position. The realization of our deferred tax assets depends primarily on our ability to generate sufficient U.S. and foreign taxable income in future periods. We have determined that it is not more likely than not the deferred tax assets in the United States and certain foreign jurisdictions will be realized. Therefore we continue to record a full valuation allowance against these assets as of January 31, 2011. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters as we reevaluate the underlying basis for our estimates of future domestic and certain foreign taxable income.

We have recorded our uncertain tax position liability as a long-term liability as we do not expect significant payments to occur over the next twelve months. The amount of unrecognized tax positions could be reduced upon closure of tax examinations or if the statute of limitations on certain tax filings expire without assessment from the tax authorities. We believe that it is reasonably possible that there could be a reduction in unrecognized tax benefits due to statute of limitation expirations in multiple tax jurisdictions during the next twelve months of approximately $4.1 million. Interest and penalties accrued on these uncertain tax positions will also be released upon the expiration of statutes of limitations.

Note 8. Stock-based Compensation

We grant stock awards, including stock options, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) pursuant to stockholder approved equity incentive plans. These equity incentive plans are described further in detail in Note 10. Stockholders’ Equity of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010. All stock awards granted during the three months ended January 31, 2011 were granted under the 2006 Equity Incentive Plan, as amended.

Valuation Assumptions

The grant-date fair value of RSUs is equal to the market value of our common stock on the date of grant. The grant date fair value of stock options is estimated using the Black-Scholes valuation model, consistent with the provisions of ASC 718 Compensation-Stock Compensation. We used the following weighted-average assumptions for the three months ended January 31, 2011 and 2010:

	Three Months Ended January 31,
	2011	2010
Expected term of the options (in years)	4.0	4.0
Risk-free interest rate	1.5%	2.2%
Expected stock price volatility	73.3%	70.4%
Expected dividend rate	0.0%	0.0%

Stock-based Compensation Expense

The following table presents the stock-based compensation expense recognized in accordance with ASC 718 during the three months ended January 31, 2011 and 2010 (in thousands):

	Three Months Ended January 31,
	2011	2010
Cost of net revenues	$397	$394
Research and development	875	937
Sales and marketing	3,030	1,828
General and administrative	3,137	1,526

Total stock-based compensation	$7,439	$4,685

As of January 31, 2011, total unrecognized compensation expense adjusted for estimated forfeitures related to unvested stock options, and RSUs and RSAs was $27.4 million and $32.6 million, respectively, which is expected to be recognized over the remaining weighted-average vesting periods of 2.5 years for stock options and 2.7 years for RSUs and RSAs.

Stock Option Activity

The following table provides a summary of stock option activity under our equity incentive plans for the three months ended January 31, 2011:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at October 31, 2010	9,792	$14.04
Granted	42	39.74
Exercised	(1,238)	13.47
Cancelled	(120)	13.36
Expired	(8)	27.16

Balance at January 31, 2011	8,468	$14.25	5.0	$217,730

Vested or expected to vest at January 31, 2011	7,779	$14.27	5.0	$199,800

Exercisable at January 31, 2011	2,841	$16.16	4.0	$67,698

The weighted average fair value per share of options granted during the three months ended January 31, 2011 and 2010 was $21.88 and $9.26, respectively. The total intrinsic value of options exercised was $33.3 million and $2.7 million during the three months ended January 31, 2011 and 2010, respectively.

Restricted Stock Units and Restricted Stock Awards

The following table summarizes RSU and RSA activity for the three months ended January 31, 2011:

	Shares (in thousands)	Aggregate Intrinsic Value (in thousands)
Outstanding at October 31, 2010	1,010
Granted	691
Vested	(157)

Outstanding at January 31, 2011	1,544	$61,655

Vested and expected to vest at January 31, 2011	1,419	$56,681

Ending exercisable (vested and deferred)	245	$9,771

The weighted average grant date fair value per share of RSUs granted during the three months ended January 31, 2011 and 2010 was $39.74 and $17.19, respectively. The total fair value of RSUs that vested in the three months ended January 31, 2011 and 2010 was $6.2 million and $0.3 million, respectively.

Note 9. Net Income Per Common Share

Basic net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted net income per share of common stock is computed using the weighted average number of shares of common stock outstanding plus the effect of common stock equivalents, unless the common stock equivalents are anti-dilutive. The potential dilutive shares of our common stock resulting from the assumed exercise of outstanding stock options and equivalents and the assumed exercise of the warrants relating to the convertible senior notes are determined using the treasury stock method. Under the treasury stock method, an increase in the fair market value of our common stock can result in a greater number of dilutive securities.

The following details the computation of the net income per common share (in thousands, except per share data):

	Three Months Ended January 31,
	2011	2010
Basic and diluted net income per share:
Numerator:
Net income	$32,031	$10,621

Denominator:
Weighted average common stock outstanding	87,090	84,690
Weighted average effect of dilutive securities:
Stock options, RSUs and RSAs	4,231	1,920

Weighted average shares diluted	91,321	86,610

Net income per share:
Basic	$0.37	$0.13

Diluted	$0.35	$0.12

For the three months ended January 31, 2011 and 2010, stock awards to purchase 0.9 million and 3.3 million shares of common stock, respectively, were excluded from the calculation of earnings per share as they were anti-dilutive. These awards could be included in the calculation in the future if the market value of the common shares increases.

The Notes are considered to be Instrument C securities as defined by ASC 815-15-55-18, and therefore, only the conversion spread relating to the Notes is included in our diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread of the Notes has a dilutive effect when the average share price of our common stock during the period exceeds $44.02. The average share price of our common stock during the three months ended January 31, 2011 and 2010 did not exceed $44.02, and therefore the effect of the Notes was anti-dilutive for those periods.

Warrants to purchase 7.2 million shares of our common stock were outstanding at January 31, 2011 and October 31, 2010 but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the average share price of our common stock during the three months ended January 31, 2011 and 2010; therefore, the effect of the warrants was anti-dilutive for those periods.

Note 10. Commitments and Contingencies

Commitments

Manufacturing Agreements

We work on a purchase order basis with third-party contract manufacturers with facilities primarily located in China, Singapore, Israel and Brazil, and component suppliers located throughout the world to supply nearly all of our finished goods inventories, spare parts, and accessories. We generally provide each such supplier with a purchase order to cover the manufacturing requirements, which constitutes a binding commitment by us to purchase materials and finished goods produced by the manufacturer as specified in the purchase order. Most of these purchase orders are considered to be non-cancellable and are expected to be paid within one year of the issuance date. As of January 31, 2011, the amount of purchase commitments issued to contract manufacturers and component suppliers totaled approximately $103.1 million. Of this amount, $8.7 million has been recorded in Other Current Liabilities in the accompanying Condensed Consolidated Balance Sheets because these commitments are not expected to have future value to us.

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

Contingencies

Accrued Warranty

We provide reserves for the estimated costs of product warranty obligations based on a number of factors including the size of the installed base of products subject to warranty protection, historical and projected warranty claim rates, historical and projected costs associated with claims, and knowledge of specific product failures that are outside of our typical experience. We assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary based on our actual experience and any changes in future estimates. As of January 31, 2011 and October 31, 2010, our warranty accrual included product specific warranty accruals of approximately $4.0 million and $2.2 million, respectively, related to specific issues with our products. The amount accrued represents our best estimate of the costs expected to be incurred based on currently available information. We may incur additional warranty expense related to these products in future periods.

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

Importation of Goods Assessments

Two of our Brazilian subsidiaries that were acquired as a part of the Lipman acquisition have been notified of assessments regarding Brazilian customs penalties that relate to alleged infractions in the importation of goods. The assessments were issued by the Federal Revenue Department in the City of Vitória, the City of São Paulo, and the City of Itajai. The assessments relate to asserted deficiencies initially totaling 26.9 million Brazilian reais (approximately $16.1 million) excluding interest. The tax authorities allege that the structure used for the importation of goods was simulated with the objective of evading taxes levied on the importation by under-invoicing the imported goods. The tax authorities allege that the simulation was created through a fraudulent interposition of parties, where the real sellers and buyers of the imported goods were hidden.

In the Vitória tax assessment, the fines were reduced from 4.7 million Brazilian reais (approximately $2.8 million) to 1.5 million Brazilian reais (approximately $0.9 million) on a first level administrative decision on January 26, 2007. Both the tax authorities and we filed appeals of the first level administrative decision. In this appeal, we argued that the tax authorities did not have enough evidence to determine that the import transactions were indeed fraudulent and that, even if there were some irregularities in such importations, they could not be deemed to be our responsibility since all the transactions were performed by the third-party importer of the goods. On June 30, 2010, the Taxpayers Administrative Council of Tax Appeals decided to reinstate the original claim amount of 4.7 million Brazilian reais (approximately $2.8 million) against us. A formal ruling on the decision of the Administrative Council has not yet been issued. Once a formal ruling is issued by the Administrative Council, we will decide whether or not to appeal to the judicial level. Based on our current understanding of the underlying facts, we believe that it is probable that our Brazilian subsidiary will be required to pay some amount of fines. At January 31, 2011, we have accrued 4.7 million Brazilian reais (approximately $2.8 million) for this matter, excluding interest, which we believe is the probable payment.

On July 12, 2007, we were notified of a first administrative level decision rendered in the São Paulo tax assessment, which maintained the total fine of 20.2 million Brazilian reais (approximately $12.1 million) as imposed. On August 10, 2007, we appealed the first administrative level decision to the Taxpayers Council. A hearing was held on August 12, 2008 before the Taxpayers Council, and on October 14, 2008, the Taxpayers Council granted our appeal and dismissed the São Paulo assessment based upon the assessment being erroneously calculated on the value of the sale of the products in question to end customers in the local market rather than on the declared importation value of such products. We were subsequently notified of the Taxpayers Council’s decision and the case was dismissed on May 19, 2009. In August 2009, the Brazilian tax authorities requested additional materials from us. In October 2009, we received a revised assessment in this matter of 1.9 million Brazilian reais (approximately $1.1 million). On May 20, 2010, we were notified of a first level decision canceling the revised tax assessment. This decision is currently pending second level review and, as of January 31, 2011, we have retained an accrual for this matter pending the second level review. In addition, pursuant to a contingency legal representation agreement entered into between one of our Brazilian subsidiaries (prior to the Lipman acquisition) and Brazilian counsel, our Brazilian subsidiary agreed to pay a contingent legal fee of 5.0 million Brazilian reais (approximately $3.0 million) to Brazilian counsel for achieving the successful dismissal of the São Paulo tax assessment. This contingent fee was fully paid during the fiscal year ended October 31, 2010.

On May 22, 2008, we were notified of a first administrative level decision rendered in the Itajai assessment, which maintained the total fine of 2.0 million Brazilian reais (approximately $1.2 million) as imposed, excluding interest. On May 27, 2008, we appealed the first level administrative level decision to the Taxpayers Council. This matter is currently pending second level decision. Based on our current understanding of the underlying facts, we believe that it is probable that our Brazilian subsidiary will be required to pay some amount of fines. Accordingly, at January 31, 2011, we have accrued 2.0 million Brazilian reais (approximately $1.2 million) for this matter, excluding interest.

Municipality Tax on Services Assessments

In December 2009, one of the Brazilian subsidiaries that was acquired as part of the Lipman acquisition was notified of a tax assessment regarding alleged nonpayment of tax on services rendered for the period from September 2004 to December 2004. This assessment was issued by the municipality of São Paulo (the “municipality”), and asserts a services tax deficiency and related penalties totaling 0.9 million Brazilian reais (approximately $0.5 million) excluding interest. The municipality claims that the Brazilian subsidiary rendered certain services within the municipality of São Paulo but simulated that those services were rendered in another city. At the end of December 2010 the municipality issued further tax assessments alleging the same claims for 2005 through June 2007. These additional subsequent claims assert services tax deficiencies and related penalties totaling 5.9 million Brazilian reais (approximately $3.5 million) excluding interest. In January 2010, we presented our administrative defense to the initial claim issued by the municipality and the proceeding is currently pending first administrative level decision before the tax agency for the municipality. In January 2011, we presented our administrative defense to the subsequently issued claims and the proceeding is currently pending first administrative level decision before the tax agency for the municipality. At January 31, 2011, we have accrued for these alleged tax deficiencies.

Patent Infringement and Commercial Litigation

Heartland Payment Systems, Inc.

On September 9, 2009, we commenced an action in the United States District Court for the Northern District of California against Heartland Payment Systems, Inc. (“Heartland”), a card payment processor, for infringement of U.S. Patent No. 6,853,093 (the “‘093 Patent”) by certain Heartland payment terminals. We are seeking a judgment of infringement, and an injunction against further infringement, damages, interest and attorneys’ fees. On September 16, 2009, Heartland sued us in the Superior Court of New Jersey, Mercer County, alleging certain unfair business activities. On October 13, 2009, we amended our original complaint to request declaratory judgment that we did not engage in such unfair business activities. On November 6, 2009, we filed a second lawsuit against Heartland in the United States District Court for the Northern District of California, alleging certain false advertising and unfair competition claims. On that same day, Heartland also filed a second lawsuit against us in the United States District Court, District of New Jersey, alleging trademark infringement, false advertising and violation of the Anti-cybersquatting Protection Act, and an emergency application for a temporary restraining order which was subsequently denied by the New Jersey District Court. A preliminary injunction hearing in the matter was held in December 2009 before the New Jersey District Court, which also denied Heartland’s request for a preliminary injunction. Heartland appealed the decision. In April 2010, the parties stipulated to dismiss this appeal and the Court of Appeals for the Third Circuit entered dismissal of the appeal on April 29, 2010.

On February 16, 2010, we filed our answer to the Heartland New Jersey District Court lawsuit and asserted counterclaims that are the same claims as we alleged in our two Northern District of California lawsuits, and concurrently we dismissed without prejudice those two California lawsuits. Heartland also filed a declaratory judgment lawsuit in the United States District Court for the Northern District of California against VeriFone Israel Ltd. seeking a declaration by the court that Heartland does not infringe the ‘093 Patent. We moved in the Northern District of California to dismiss or transfer Heartland’s declaratory relief action to the District of New Jersey, and Heartland moved to dismiss our counterclaims in the New Jersey District Court lawsuit or, in the alternative, transfer the claims to the Northern District of California. In April 2010, the court in the Northern District of California granted our motion, transferring Heartland’s declaratory judgment lawsuit to the District of New Jersey, and we have filed our answer to this complaint. Heartland has also filed its answer to our counterclaims. Discovery is currently stayed for these matters. These actions are in the preliminary stages of litigation and at this time we are not able to predict the outcome or quantify any potential liability, if any, that could arise therefrom. An unfavorable outcome could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Cardsoft, Inc. et al v. VeriFone Holdings, Inc., VeriFone, Inc., et al.

On March 6, 2008, Cardsoft, Inc. and Cardsoft (Assignment for the Benefit of Creditors), LLC (“Cardsoft”) commenced an action in the United States District Court for the Eastern District of Texas, Marshall Division, against us and others, alleging infringement of U.S. Patents No. 6,934,945 and No. 7,302,683 purportedly owned by Cardsoft. Cardsoft is seeking a judgment of infringement, and an injunction against further infringement, damages, interest and attorneys’ fees. We intend to vigorously defend this litigation. The case is still in the preliminary stages, and it is not possible to quantify the extent of our potential liability, if any, related to this action. An unfavorable outcome could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Class Action and Derivative Lawsuits

On or after December 4, 2007, several securities class action claims were filed against us and certain of our officers, former officers, and a former director. These lawsuits were consolidated in the U.S. District Court for the Northern District of California as In re VeriFone Holdings, Inc. Securities Litigation, C 07-6140 MHP. The original actions were: Eichenholtz v. VeriFone Holdings, Inc. et al., C 07-6140 MHP; Lien v. VeriFone Holdings, Inc. et al., C 07-6195 JSW; Vaughn et al. v. VeriFone Holdings, Inc. et al., C 07-6197 VRW (Plaintiffs voluntarily dismissed this complaint on March 7, 2008); Feldman et al. v. VeriFone Holdings, Inc. et al., C 07-6218 MMC; Cerini v. VeriFone Holdings, Inc. et al., C 07-6228 SC; Westend Capital Management LLC v. VeriFone Holdings, Inc. et al., C 07-6237 MMC; Hill v. VeriFone Holdings, Inc. et al., C 07-6238 MHP; Offutt v. VeriFone Holdings, Inc. et al., C 07-6241 JSW; Feitel v. VeriFone Holdings, Inc., et al., C 08-0118 CW. On August 22, 2008, the court appointed plaintiff National Elevator Fund lead plaintiff and its attorneys lead counsel. Plaintiff filed its consolidated amended class action complaint on October 31, 2008, which asserts claims under the Securities Exchange Act Sections 10(b), 20(a), and 20A and Securities and Exchange Commission Rule 10b-5 for securities fraud and control person liability against us and certain of our current and former officers and directors, based on allegations that we and the individual defendants made false or misleading public statements regarding our business and operations during the putative class periods and seeks unspecified monetary damages and other relief. We filed our motion to dismiss on December 31, 2008. The court granted our motion on May 26, 2009 and dismissed the consolidated amended class action complaint with leave to amend within 30 days of the ruling. The proceedings were stayed pending a mediation held in October 2009 at which time the parties failed to reach a mutually agreeable settlement. Plaintiffs’ first amended complaint was filed on December 3, 2009 followed by a second amended complaint filed on January 19, 2010. We filed a motion to dismiss the second amended complaint and the hearing on our motion was held on May 17, 2010. In July 2010, prior to any court ruling on our motion, plaintiffs filed a motion for leave to file a third amended complaint on the basis that they have newly discovered evidence. Pursuant to a briefing schedule issued by the court we submitted our motion to dismiss the third amended complaint and plaintiffs filed their opposition, following which the court took the matter under submission without further hearing. On March 7, 2011, the court ruled in our favor and dismissed the consolidated securities class action without leave to amend. Judgment in our favor was issued March 8, 2011. Plaintiffs have the right to appeal this ruling to the Court of Appeal for the Ninth Circuit within the statutory period following the court’s judgment. At this time, we have not recorded any liabilities related to this action as we are unable to determine the outcome or estimate the potential liability.

Beginning on December 13, 2007, several actions were also filed against certain current and former directors and officers derivatively on our behalf. These derivative lawsuits were filed in: (1) the U.S. District Court for the Northern District of California, as In re VeriFone Holdings, Inc. Shareholder Derivative Litigation, Lead Case No. C 07-6347 MHP, which consolidates King v. Bergeron, et al. (Case No. 07-CV-6347), Hilborn v. VeriFone Holdings, Inc., et al. (Case No. 08-CV-1132), Patel v. Bergeron, et al. (Case No. 08-CV-1133), and Lemmond, et al. v. VeriFone Holdings, Inc., et al. (Case No. 08-CV-1301); and (2) California Superior Court, Santa Clara County, as In re VeriFone Holdings, Inc. Derivative Litigation, Lead Case No. 1-07-CV-100980, which consolidates Catholic Medical Mission Board v. Bergeron, et al. (Case No. 1-07-CV-100980), and Carpel v. Bergeron, et al. (Case No. 1-07-CV-101449). On May 15, 2008, the court in the federal derivative action appointed Charles R. King as lead plaintiff and his attorneys as lead counsel. On October 31, 2008, plaintiffs in the federal action filed their consolidated amended derivative complaint, which names us as a nominal defendant and brings claims for insider selling, breach of fiduciary duty, unjust enrichment, waste of corporate assets and aiding and abetting breach of fiduciary duty against us and certain of our current and former officers and directors. On December 15, 2008, we and the other defendants filed a motion to dismiss. The parties agreed by stipulation that briefing on this motion would relate only to the issue of plaintiffs’ failure to make a pre-suit demand on our Board of Directors. The court granted our motion on May 26, 2009 and dismissed the consolidated amended derivative complaint with leave to amend within 30 days of the ruling. The proceedings were stayed pending a mediation held in October 2009 at which time the parties failed to reach a mutually agreeable settlement. Plaintiffs’ second amended complaint was filed on December 10, 2009. We filed our motion to dismiss the second amended complaint on January 25, 2010 and a hearing on our motion to dismiss was held on May 17, 2010. On August 25, 2010, the federal district court ruled in our favor and dismissed plaintiffs’ second amended derivative complaint without leave to amend. The plaintiffs have appealed the District Court’s judgment to the Court of Appeal for the Ninth Circuit. Plaintiffs’ appellant brief is due April 14, 2011. At this time, we have not recorded any liabilities for this action as we are unable to determine the outcome or estimate the potential liability.

On June 9, 2009, plaintiffs in the federal derivative action made a demand to inspect certain of our books and records. In response to this demand, we provided certain of our books and records, including minutes and materials for our Board of Directors, Audit Committee and Compensation Committee meetings for the relevant period. We produced documents responsive to each category of plaintiffs’ request except that we withheld production, on the basis of privilege, of the Audit Committee’s report of the independent investigation into the events leading to the restatement of our fiscal year 2007 interim financial statements. On November 6, 2009, plaintiffs filed a complaint in Delaware Chancery Court seeking to compel production of the independent investigation report. We filed a motion to dismiss this complaint on December 3, 2009, and briefs on this motion were submitted during January 2010. A hearing on our motion to dismiss was held on March 10, 2010 and on May 12, 2010, the court issued an opinion dismissing with prejudice plaintiffs’ complaint seeking to compel production of the independent investigation report. Plaintiffs appealed the dismissal. The parties filed their respective briefs on the appeal and a hearing on the appeal was held November 17, 2010 before the Delaware Supreme Court. The case was submitted before the Delaware Supreme Court en Banc without further briefing or oral argument. In January 2011, the Delaware Supreme Court issued a ruling which accepted certain legal arguments made by plaintiff, reversed the order of the Chancery Court, and remanded the case to the Chancery Court for further proceedings, while noting that plaintiff’s claim may still be subject to dismissal under the applicable legal standard because the underlying derivative complaint in the federal district court had been dismissed with prejudice.

On October 31, 2008, the derivative plaintiffs filed their consolidated derivative complaint in California Superior Court for the County of Santa Clara naming us as a nominal defendant and bringing claims for insider selling, breach of fiduciary duty, unjust enrichment, waste of corporate assets and aiding and abetting breach of fiduciary duty against certain of our current and former officers and directors and our largest shareholder as of October 31, 2008, GTCR Golder Rauner LLC. In November 2008, we filed a motion to stay the state court action pending resolution of the parallel federal actions, and the parties have agreed by stipulation to delay briefing on the motion to stay until after the issue of demand futility is resolved in the federal derivative case. The case management conference in the state court action has been continued until April 2011. At this time, we have not recorded any liabilities for this action as we are unable to determine the outcome or estimate the potential liability.

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

Litigation Regarding Planned Acquisition

In connection with our announced merger with Hypercom, several purported class action lawsuits have been filed in Arizona and Delaware state courts alleging variously, among other things, that the board of directors of Hypercom breached its fiduciary duties in not securing a higher price in the merger and that VeriFone, Hypercom, FP Hypercom Holdco, LLC and Francisco Partners II, L.P. aided and abetted that alleged breach. The actions seek injunctive relief and unspecified damages. An agreement in principle has been reached to resolve the litigation based on confirmatory discovery, enhanced public disclosures, and contingent upon closing of the merger, reimbursement by Hypercom of a portion of the plaintiffs’ attorneys fees. Settlement between the parties is subject to court approval.

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

Note 11. Restructuring Charges

There were no new restructuring activities for the three months ended January 31, 2011. The following table summarizes restructuring expenses for the three months ended January 31, 2011 and 2010 (in thousands):

	Three Months Ended January 31,
	2011	2010
Cost of net revenues	$—	$331
Sales and marketing	70	—
General and administrative	2	88

Total restructuring expense	$72	$419

We incurred $0.1 million of restructuring expense in our International segment during the three months ended January 31, 2011.

Restructuring activity for the three months ended January 31, 2011 was as follows (in thousands):

	Employee Severance and Benefit Arrangements	Facilities Related Costs	Total
Balance at November 1, 2010	$832	$1,900	$2,732
Current year charges	72	—	72
Other adjustments	(2)	5	3
Cash payments	(533)	(189)	(722)

Balance at January 31, 2011	$369	$1,716	$2,085

As of January 31, 2011, $1.0 million of restructuring accruals were included in Other Current Liabilities and $1.1 million of restructuring accruals were included in Other Long-term Liabilities in the Condensed Consolidated Balance Sheets.

We may incur additional restructuring or restructuring related charges in the future for additional employee severance and benefit arrangements, and facility-related activities.

Note 12. Related-Party Transactions

For the three months ended January 31, 2011 and 2010, we recorded $5.6 million and $2.4 million, respectively, of sales to certain companies of which members of our Board of Directors also serve on the boards of each such company. As of January 31, 2011 and October 31, 2010, we have outstanding accounts receivable balances of $3.5 million and $3.2 million, respectively, related to such companies.

Note 13. Segment and Geographic Information

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

The following table sets forth net revenues and operating income (loss) for our segments (in thousands):

	Three Months Ended January 31,
	2011	2010
Net revenues:
International	$155,461	$133,787
North America	128,478	89,820
Corporate	(174)	(207)

Total net revenues	$283,765	$223,400

Operating income (loss):
International	$44,010	$33,762
North America	46,656	27,558
Corporate	(55,455)	(41,962)

Total operating income	$35,211	$19,358

Our goodwill by segment was as follows (in thousands):

	January 31, 2011	October 31, 2010
International	$151,893	$150,336
North America	19,640	18,986

Total	$171,533	$169,322

Our total assets by segment were as follows (in thousands):

	January 31, 2011	October 31, 2010
International	$704,936	$656,718
North America	448,401	418,608

Total	$1,153,337	$1,075,326

Geographic Information

The net revenues by geographic area were as follows (in thousands):

	Three Months Ended January 31,
	2011	2010
United States	$118,533	$81,825
Europe	78,707	69,374
Latin America	50,131	40,623
Asia	26,623	23,790
Canada	9,771	7,788

Total net revenues	$283,765	$223,400

Revenues are allocated to the geographic areas based on the shipping destination of customer orders. Corporate revenues are included in the United States geographic area revenues.

Note 14. Business Acquisition

Gemalto N.V.’s e-payment terminals and systems business unit

On December 31, 2010, we acquired the business and assets of Gemalto N.V.’s e-payment terminals and systems business unit (“Gemalto POS Business”) and certain associated liabilities under an asset purchase agreement. We paid $9.7 million at closing and paid an additional $4.3 million in March 2011 as part of a net assets purchase price adjustment that is provided for under the asset purchase agreement. The results of the Gemalto POS Business have been included in our condensed consolidated financial statements from the acquisition date.

The total consideration was $14.0 million and the net assets acquired were $15.5 million. This resulted in a gain on purchase of $1.5 million which was recorded in Other Income (expense), net in our Condensed Consolidated Statement of Income for the three months ended January 31, 2011.

The assets acquired consisted primarily of accounts receivable of $18.5 million, inventories of $6.3 million, other assets of $2.7 million, property, plant and equipment of $1.3 million and intangible asset of $0.7 million. The liabilities assumed were mainly accounts payable of $8.3 million, employee related accruals of $2.3 million, deferred revenue of $1.6 million, other liabilities of $1.2 million, and deferred tax liability of $0.6 million.

We are in the process of finalizing the fair value of assets and liabilities and expect to have this finalized in our 2011 fiscal year.

Note 15. Cost-Method Investment

On February 9, 2010, we invested in Trunkbow International Holdings Ltd. (“Trunkbow”), a Jinan, People’s Republic of China-based mobile payments and value-added service applications company. We paid $5.0 million for 2,500,000 shares of common stock and 500,000 common stock warrants which represent approximately 8.6% of Trunkbow’s outstanding shares. The warrants have a strike price of $2 and are exercisable anytime up to 5 years from the closing date. The investment is accounted for using the cost-method and it is recorded in Other Assets in our Condensed Consolidated Balance Sheets.

The carrying value of our cost-method investment as of January 31, 2011 and October 31, 2010 was $5.0 million. We did not estimate the fair value of our cost-method investment because there were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the investment and it was not practical for us to estimate the fair value of the investment.

On February 3, 2011, Trunkbow’s shares began trading on the NASDAQ Global Market. As a result, our investment in Trunkbow became marketable and we reclassified this investment as available-for-sale as of February 3, 2011. Therefore, commencing February 3, 2011, this investment will be recorded at fair market value, based on the quoted market price, and any unrealized gains will be included in accumulated other comprehensive loss, a component of stockholders’ equity. Realized gains on available-for-sale securities, which will be calculated based on the specific identification method, and declines in value judged to be other-than-temporary, if any, will be recorded in Other Income (Expense), net as incurred.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. In some cases, forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “intends,” “potential,” “continues,” “plans,” “predicts,” and similar terms. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, and management’s beliefs and assumptions, and do not reflect the potential impact of any mergers, acquisitions, or other business combinations or divestitures, including the definitive agreement we signed in November 2010 to acquire Hypercom as discussed in Note 19. Subsequent Event in the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended October 31, 2010, that have not been completed. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A Risk Factors in our 2010 Annual Report on Form 10-K and in Part II, Item 1A of this Quarterly Report on Form 10-Q . The following discussion should be read in conjunction with our consolidated financial statements and related notes included in our 2010 Annual Report on Form 10-K and the Condensed Consolidated Financial Statements and Notes thereto included in Part I, Item I of this Quarterly Report on Form 10-Q. Unless required by law, we expressly disclaim any obligation to update publicly any forward-looking statements, whether as result of new information, future events, or otherwise.

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

Our industry’s growth continues to be driven by the long-term shift toward electronic payment transactions and away from cash and checks in addition to changes in security standards that require more advanced electronic payment systems. Internationally, growth rates have generally been higher than the United States because of the relatively low penetration rates of electronic payment transactions in many countries as well as governmental efforts to modernize economies and to encourage electronic payments as a means of improving collection of value-added tax (“VAT”) and sales tax. Recently, additional factors have driven growth, including the shift from dial up to internet protocol (“IP”), developments in wireless communications, personal identification number (“PIN”) based debit transactions and advances in computing technology that enable vertical solutions and non-payment applications to reside at the point of sale (“POS”). Most recently, widely publicized breaches of systems that handle consumer card details have spurred widespread interest in more secure payment systems and “end-to-end” encryption technology.

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

Timing of our revenue recognition may cause our revenue to vary from quarter to quarter. Specifically, revenues recognized in some of our fiscal quarters have been back-end weighted when we received sales orders and delivered a higher proportion of our System Solutions toward the end of such fiscal quarters. This back-end weighting of orders may adversely affect our results of operations in a number of ways and could negatively impact revenues and profits. First, the product mix of orders may not align with manufacturing forecasts, which could result in a shortage of the components needed for production. Second, existing manufacturing capacity may not be sufficient to deliver a high volume of orders in a concentrated time at quarter-end. Third, back-end weighted demand could negatively impact gross margins through higher labor, delivery and other manufacturing and distribution costs. If, on the other hand, we were to seek to manage the fulfillment of back-end weighted orders through holding increased inventory levels, we would risk higher inventory obsolescence charges if our sales fall short of our expectations.

Because our revenue recognition depends on timing of product shipments, decisions we make about product shipments, particularly toward the end of a fiscal quarter, may impact our reported revenues. The timing of product shipments may depend on a number of factors, including price discussions with our customers, operating costs, including costs of air shipments if required, the delivery date requested by customers and our operating capacity to fill orders and ship products, as well as our own long and short-term business planning. These factors may affect timing of shipment and consequently revenues recognized for a particular period.

We operate in two business segments: North America and International. We define North America as the United States and Canada, and International as all other countries from which we derive revenues.

We experienced revenue growth in certain developed and emerging countries. In developed countries, we experienced revenue growth driven mainly by customers upgrading and replacing their systems to address best-practice security in more stable economic conditions. We experienced revenue growth in emerging countries primarily due to growing demand as a result of improvements in overall macroeconomic conditions. We expect demand to continue to grow in the remainder of fiscal year 2011, with particular strength in emerging economies and certain North American vertical businesses. Additionally, demand in North America benefited from the integration of our media solutions business and we are expanding that business into other geographies beginning with the recent launch of our taxi card payment and digital media solutions in the United Kingdom. We continue to devote research and development (“R&D”) resources to address the market needs of both emerging and developed economies.

In November 2010, we announced that we had entered into a definitive agreement to acquire Hypercom Corporation. Hypercom shareholders approved the planned transaction on February 24, 2011, but it remains subject to certain customary regulatory approvals and other closing conditions and is anticipated to close in the second half of 2011. For further information, see Note 19. Subsequent Event in the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

Results of Operations

Net Revenues

We generate net revenues through the sale of our electronic payment systems and solutions that enable electronic payment transactions, which we identify as System Solutions, as well as, warranty and support services, field deployment, advertising and transaction fees in our media solutions business, installation and upgrade services, and customer-specific application development, which we identify as Services.

Net revenues, which include System Solutions and Services, are summarized in the following table (in thousands, except percentages):

	Three Months Ended January 31,
	2011	2010	Net Change	% Change
System Solutions	$225,707	$188,014	$37,693	20.0%
Services	58,058	35,386	22,672	64.1%

Total	$283,765	$223,400	$60,365	27.0%

System Solutions Revenues

System Solutions net revenues for the three months ended January 31, 2011 increased $37.7 million or 20.0% compared to the three months ended January 31, 2010. For the three months ended January 31, 2011 and 2010, System Solutions net revenues comprised 79.5% and 84.2% of total net revenues, respectively. The lower proportion of System Solutions net revenues reflects the inclusion of Services revenues from our media solutions business for a full quarterly period following our acquisition of CCTM which closed on December 31, 2009, as well as growth in Petroleum Services revenues.

International System Solutions net revenues increased $20.2 million, or 17.6%, for the three months ended January 31, 2011 compared to the same period in fiscal year 2010. System Solutions net revenues in Latin America increased $8.5 million, or 24.9%, for the three months ended January 31, 2011 compared to the same period in fiscal year 2010, primarily as a result of a $4.4 million increase in Brazil and a $3.2 million increase in Chile as a result of increased sales volume. Europe’s System Solutions net revenues increased $8.7 million, or 14.7%, for the three months ended January 31, 2011 compared to the same period in fiscal year 2010, primarily due to a $6.3 million increase in Poland driven by strong 2010 calendar year-end sales and a $2.9 million increase in Turkey as a result of our Vx520 and Vx680 product launches. Asia’s System Solutions net revenues increased $3.0 million, or 13.9%, for the three months ended January 31, 2011 compared to the same period in fiscal year 2010. The growth in Asia was primarily attributable to a $2.6 million increase in Australia and New Zealand mainly due to terminal upgrades in New Zealand in preparation for the 2011 Rugby World Cup and compliance driven terminal upgrades in Australia.

North America System Solutions net revenues for the three months ended January 31, 2011 increased $17.5 million, or 23.9%, compared to the three months ended January 31, 2010, with a $13.2 million increase due to the timing of customers upgrading their systems, as well as a $3.4 million increase in our Petroleum business. The increase in our Petroleum business was driven by PCI compliance efforts of later adopting customers, as more of our Petroleum customers addressed the July 2010 PCI-PED compliance deadlines. Our North America Financial business, which sells payment systems to small and medium-sized businesses through ISOs and payment processors, continues to be somewhat constrained in the United States due to persistent adverse economic conditions which have delayed retail store openings, but has benefited from increased demand in Canada.

Recently economic conditions around the world have shown signs of improvement, favorably impacting global demand for our products. We are unable to predict whether these signs of improvements will be sustained. Any sustained economic weakness or deterioration in economic conditions, particularly if persistent, would adversely affect our business, operating results, and financial condition. We expect the demand from multi-lane retailers for System Solutions to be moderate now that the July 2010 PCI-PED compliance deadline has passed.

Services Revenues

Services net revenues increased $22.7 million, or 64.1%, for the three months ended January 31, 2011 compared to the three months ended January 31, 2010.

International Services revenues increased $1.6 million, or 7.8%, for the three months ended January 31, 2011, compared to the same period in fiscal year 2010. The increase for the three months ended January 31, 2011 was primarily due to increased revenues in Mexico.

North America Services revenues increased $21.1 million, or 128.5%, in the three months ended January 31, 2011 compared to the three months ended January 31, 2010. A significant portion of the increase, $8.8 million, was attributable to the inclusion of revenues from our media solutions business for the full quarter, resulting from the CCTM acquisition which closed on December 31, 2009 and continued expansion of that business. We also experienced a revenue growth of $4.2 million in Petroleum Services mainly due to increased system implementation projects.

Gross Profit

The following table shows the gross profit for System Solutions and Services (in thousands, except percentages):

	Three Months Ended January 31,
	Amount		Gross Profit Percentage
	2011	2010	2011	2010
System Solutions	$85,567	$67,929	37.9%	36.1%
Services	25,924	13,977	44.7%	39.5%

Total	$111,491	$81,906	39.3%	36.7%

System Solutions

Gross profit on System Solutions increased $17.6 million, or 26.0%, for the three months ended January 31, 2011 compared to the three months ended January 31, 2010. For the three months ended January 31, 2011 and 2010, gross profit on System Solutions represented 37.9% and 36.1%, respectively, of System Solutions net revenues. For the three months ended January 31, 2011, International and North American gross profit percentages both increased and Corporate costs as a percentage of revenues increased compared to the three months ended January 31, 2010.

International gross profit percentage increased during the three months ended January 31, 2011 compared to the three months ended January 31, 2010 primarily as a result of a more favorable pricing environment in Latin America compared to fiscal year 2010. In addition, we experienced a favorable product mix impact due to increased sales of newer product solutions, which carry higher margins compared to certain previous generation solutions.

North America System Solutions gross profit percentage increased during the three months ended January 31, 2011 compared to the three months ended January 31, 2010. Margins on Petroleum solutions remained consistent and we also experienced favorable product mix and customer mix in our financial solutions sold in North America.

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

The increase in Corporate costs as a percentage of revenues for the three months ended January 31, 2011 compared to the three months ended January 31, 2010 was mainly due to a $6.6 million increase in the provision for excess and obsolete inventory and scrap partly due to the migration to the Vx evolution solutions and a $1.1 million increase in product specific warranty accruals, partially offset by a $1.0 million decrease in freight and duties due to less tonnage moved and less usage of air transportation.

Services

Gross profit on Services increased $11.9 million, or 85.5%, for the three months ended January 31, 2011 compared to the three months ended January 31, 2010 largely attributable to the $22.7 million increase in Services revenues as well as an increase in gross margin percentages. Gross profit on Services represented 44.7% and 39.5% of Services net revenues, respectively, for the three months ended January 31, 2011 and 2010. North America gross margin percentages increased during the three months ended January 31, 2011 compared to the three months ended January 31, 2010 primarily due to improved margins on the taxi media solutions and transactions, as well as the inclusion of a full quarterly period of gross margin from our media solutions business resulting from the CCTM acquisition which closed on December 31, 2009. International gross margin percentages increased during the three months ended January 31, 2011 compared to the same period in fiscal year 2010 primarily driven by margin improvements in Latin America.

Research and Development Expenses

Research and development (“R&D”) expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended January 31,
	2011	2010	Net Change	Percentage Change
Research and development	$21,642	$17,100	$4,542	26.6%
Percentage of net revenues	7.6%	7.7%

R&D expenses for the three months ended January 31, 2011, including the impact of changes in currency exchange rates, increased $4.5 million, or 26.6%, compared to the three months ended January 31, 2010 primarily due to a $3.5 million increase in personnel expenses as a result of the addition of new businesses and headcount increases associated with the launch of Vx evolution and PAYware Mobile solutions. In addition, expenses in travel, outside services, and operations supplies increased by $0.5 million. Changes in foreign currency exchange rates resulted in a $0.2 million increase in R&D expenses during the three months ended January 31, 2011 compared to the three months ended January 31, 2010.

We expect R&D expenses, assuming a stable currency environment, to grow in absolute amounts.

Sales and Marketing Expenses

Sales and marketing expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended January 31,
	2011	2010	Net Change	Percentage Change
Sales and marketing	$28,306	$20,475	$7,831	38.2%
Percentage of net revenues	10.0%	9.2%

Sales and marketing expenses for the three months ended January 31, 2011, including the impact of changes in currency exchange rates, increased $7.8 million, or 38.2%, compared to the three months ended January 31, 2010. Worldwide sales expenses increased by $6.8 million to support higher demand as significant revenue growth occurred in most emerging markets and developed countries. The increase in sales expense primarily consisted of a $4.0 million increase in personnel related expenses. Sales expense also included an increase in stock-based compensation expense of $1.2 million in the three months ended January 31, 2011 compared to the three months ended January 31, 2010. Worldwide marketing expenses grew by $1.0 million to support the launch of a number of new initiatives such as end-to-end encryption, PAYware Mobile solutions and Vx Evolution transition.

Changes in foreign currency exchange rates resulted in a $0.1 million increase in sales and marketing expenses for the three months ended January 31, 2011, compared to the three months ended January 31, 2010.

We expect sales and marketing expenses, assuming a stable currency environment, to grow in absolute amounts.

General and Administrative Expenses

General and administrative expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended January 31,
	2011	2010	Net Change	Percentage Change
General and administrative	$24,016	$20,481	$3,535	17.3%
Percentage of net revenues	8.5%	9.2%

General and administrative expenses for the three months of January 31, 2011, including the impact of changes in currency exchange rates, increased $3.5 million, or 17.3%, compared to the three months ended January 31, 2010. This increase was primarily due to a $1.9 million increase in acquisition related charges, $1.6 million increase in personnel expenses primarily due to headcount increases, and a $0.7 million increase in bad debt expenses. Additionally, stock-based compensation increased $1.6 million in the three months ended January 31, 2011 compared to the three months ended January 31, 2010. These increases were partially offset by a $2.7 million decrease in tax and legal related professional services. Changes in foreign currency exchange rates had minimal impact on general and administrative expenses in the three months ended January 31, 2011 compared to the three months ended January 31, 2010.

We expect general and administrative expenses, assuming a stable currency environment, to grow in absolute amounts for the remainder of fiscal year 2011.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets decreased $2.2 million in the three months ended January 31, 2011 compared to the same period in fiscal year 2010 primarily due to a decrease in the remaining net book value as result of fully amortized purchased intangible assets.

Interest Expense

Interest expense increased $0.3 million in the three months ended January 31, 2011 compared to the three months ended January 31, 2010 primarily attributable to the increase in non-cash interest on our 1.375% Convertible Notes.

Other Income (Expense), Net

Other income (expense), net increased $3.4 million during the three months ended January 31, 2011 compared to the three months ended January 31, 2010 primarily attributable to a $1.5 million gain on our acquisition of the Gemalto POS Business which closed on December 31, 2010 and a $0.7 million gain from adjustments to acquisition related balances.

Provision for Income Tax

We recorded an income tax benefit of $2.5 million and a tax provision of $19,000 for the three months ended January 31, 2011 and 2010, respectively. The effective tax rate for the three months ended January 31, 2011 and 2010 is lower than the U.S. statutory tax rate due to earnings in countries where we are taxed at lower rates compared to the U.S. federal and state statutory rates, utilization of previously unbenefitted U.S. tax attributes and reversal of uncertain tax position liabilities as statutes of limitations expired. The income tax benefit for the three months ended January 31, 2011 is primarily related to discrete items including the reversal of uncertain tax position liabilities and related interest of approximately $4.9 million due to statute of limitations expiration, partially offset by additional interest accruals associated with uncertain tax positions.

As of January 31, 2011, we remain in a net deferred tax liability position. The realization of our deferred tax assets depends primarily on our ability to generate sufficient U.S. and foreign taxable income in future periods. We have determined that it is not more likely than not the deferred tax assets in the United States and certain foreign jurisdictions will be realized. Therefore we continue to record a full valuation allowance against these assets as of January 31, 2011. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters as we reevaluate the underlying basis for our estimates of future domestic and certain foreign taxable income.

We have recorded our uncertain tax position liability as a long-term liability as we do not expect significant payments to occur over the next twelve months. The amount of unrecognized tax positions could be reduced upon closure of tax examinations or if the statute of limitations on certain tax filings expire without assessment from the tax authorities. We believe that it is reasonably possible that there could be a reduction in unrecognized tax benefits due to statute of limitation expirations in multiple tax jurisdictions during the next twelve months of approximately $4.1 million. Interest and penalties accrued on these uncertain tax positions will also be released upon the expiration of statutes of limitations.

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

The following table sets forth net revenues and operating income (loss) for our segments (in thousands):

	Three Months Ended January 31,
	2011	2010	Net Change	Percentage Change
Net revenues:
International	$155,461	$133,787	$21,674	16.2%
North America	128,478	89,820	38,658	43.0%
Corporate	(174)	(207)	33	nm

Total net revenues	$283,765	$223,400	$60,365	27.0%

Operating income (loss):
International	$44,010	$33,762	$10,248	30.4%
North American	46,656	27,558	19,098	69.3%
Corporate	(55,455)	(41,962)	(13,493)	nm

Total operating income	$35,211	$19,358	$15,853	81.9%

(1)	nm — not meaningful

International Segment

International total net revenues increased $21.7 million, or 16.2%, for the three months ended January 31, 2011 compared to the three months ended January 31, 2010, due to a $20.2 million increase in System Solutions net revenues and a $1.6 million increase in Services net revenues. See discussion under Results of Operations — Net Revenues.

For the three months ended January 31, 2011, International operating income increased $10.2 million, or 30.4% compared to the three months ended January 31, 2010 primarily due to increases in gross margin partially offset by an increase in operating expenses.

North America Segment

North America total net revenues increased $38.7 million, or 43.0%, for the three months ended January 31, 2011 compared to the three months ended January 31, 2010 due to a $21.1 million increase in Services net revenues and a $17.5 million increase in System Solutions net revenues. See Results of Operations — Net Revenues.

The $19.1 million, or 69.3% increase in North America operating income for the three months ended January 31, 2011 compared to the three months ended January 31, 2010 was mainly due to an increase in gross margin partially offset by an increase in operating expenses.

Corporate Segment

Corporate operating loss increased $13.5 million for the three months ended January 31, 2011 compared to the three months ended January 31, 2010, primarily due a $6.6 million increase in provision for excess and obsolete inventory and scrap, a $3.8 million increase in general operating expenses such as personnel costs, operating supplies and travel, a $2.8 million increase in stock-based compensation expense, a $2.7 million increase in acquisition related expenses, and a $1.1 million increase in product specific warranty accruals. These increases were partially offset by a $2.2 million reduction in total amortization of purchased intangible assets, a $1.0 million decrease in freight and duties due to less tonnage moved and reduced usage of air transportation, and a $0.7 million reduction in rework.

Liquidity and Capital Resources

	Three Months Ended January 31,
	2011	2010
Net cash provided by (used in):
Operating activities	$30,409	$55,316
Investing activities	(12,306)	(1,264)
Financing activities	15,320	(3,382)
Effect of exchange rate fluctuations on cash and cash equivalents	607	(1,049)

Net increase in cash and cash equivalents	$34,030	$49,621

Our primary liquidity and capital resource needs are to service our debt, finance working capital, and to make capital expenditures and investments. At January 31, 2011, our primary sources of liquidity were cash and cash equivalents of $479.2 million as well as $25.0 million available to us under our revolving credit facility. Cash and cash equivalents included $302.2 million held by our foreign subsidiaries as of January 31, 2011 and if we decide to distribute or use such cash and cash equivalents outside those foreign jurisdictions, including a distribution to the United States, we may be subject to additional taxes or costs.

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

Operating Activities

Net cash flow from operating activities was $30.4 million for the three months ended January 31, 2011.

Cash provided by operations before changes in working capital amounted to $50.8 million for the three months ended January 31, 2011 and consisted of $32.0 million of net income adjusted for $18.8 million of non-cash items consisting primarily of depreciation and amortization, stock-based compensation expense, and non-cash interest expense.

Changes in working capital resulted in a $20.4 million decrease in cash and cash equivalents during the three months ended January 31, 2011. The main drivers of this decrease were as follows:

•

A $15.3 million increase in prepaid expenses and other assets primarily attributable to an increase in other receivables as Gemalto collected our acquired accounts receivable balances on our behalf and an increase in prepaid income taxes.

•	A $13.3 million increase in accounts receivable primarily due to increased revenues and the timing of billings and collections for the quarter.

•	A $4.5 million decrease in accrued compensation largely attributable to payment of fiscal year 2010 accrued incentive compensation.

Partially offset by:

•	A $5.5 million decrease in inventory due to timing of product purchases and shipments.

•	A $3.1 million increase in accounts payable and accrued expense and other liabilities primarily due to the timing of purchases and payments.

•	A $2.7 million increase in income taxes payable largely due to the timing of income tax payments.

Investing Activities

Net cash used in investing activities was $12.3 million in the three months ended January 31, 2011, and primarily consisted of $9.7 million for the Gemalto POS Business acquisition and $2.3 million for purchases of machinery and computer equipment.

Financing Activities

Net cash provided by financing activities was $15.3 million in the three months ended January 31, 2011 primarily consisting of $16.7 million of proceeds from the exercise of stock options under our employee equity incentive plans partially offset by $1.4 million of repayments of debt.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K, consist of forward foreign currency agreements described under Quantitative and Qualitative Disclosures about Market Risk. See Part I, Item 3 of this quarterly report on Form 10-Q.

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

On an ongoing basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, inventory valuation, allowance for doubtful accounts, warranty reserves, contingencies and litigation, income taxes, accounting for goodwill and long-lived assets, stock-based compensation, business combinations and restructuring. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There were no significant changes to our critical accounting policies during the three months ended January 31, 2011. For information about critical accounting policies, see Note 1. Principles of Consolidation and Summary of Significant Accounting Policies and Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

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

Interest Rates

We are exposed to interest rate risk related to our borrowings under the credit agreement we entered into on October 31, 2006. These borrowings generally bear interest based upon the one or three-month LIBOR rate. As of January 31, 2011, a 50 basis point increase in interest rates on our borrowings subject to variable interest rate fluctuations would increase our interest expense by approximately $1.1 million annually. We generally invest most of our cash in overnight and short-term instruments, which would earn more interest income if market interest rates rise and less interest income if market interest rates fall.

Foreign Currency Risk

A majority of our sales are made to customers outside the United States. A substantial portion of the net revenues we generate from such sales is denominated in currencies other than the U.S. dollar. Additionally, portions of our cost of net revenues and other operating expenses are incurred by our international operations and are denominated in local currencies. For consolidated reporting, revenue and expenses denominated in non-U.S. currencies are translated to U.S. dollars at average currency exchange rates for the period (“P&L Exposures”). Thus, even if foreign currency results were stable, fluctuating currency rates produce volatile reported results. We have made limited efforts to mitigate P&L Exposures by hedging with currency derivatives. As of January 31, 2011, we have no foreign exchange forward contracts designated as a cash flow hedge pursuant to ASC 815.

We may in the future use foreign exchange forward or option contracts to hedge P&L Exposures, depending upon the risks of the exposures, the costs of hedging, and other considerations. However, hedges of P&L Exposures will only mitigate a portion of our risk and only for a short period. We will remain subject to the currency risk of P&L Exposures.

The balance sheets of our U.S. and international businesses have monetary assets and liabilities denominated in currencies other than the primary currency of such business (“Balance Sheet Exposures”), such as Canadian dollar receivables held by our U.S. business, or U.S. dollar payables of our U.K. business. As exchange rates fluctuate, Balance Sheet Exposures generate foreign currency transaction gains and losses, which are included in other income (expense), net in the Condensed Consolidated Statements of Income.

We have in the past run a hedging program to mitigate the risk of Balance Sheet Exposures by entering into foreign exchange forward contracts. The objective is to have gains or losses of the foreign exchange forward contracts largely offset the losses or gains of the Balance Sheet Exposures. Foreign exchange forward contracts are included in Prepaid Expenses and Other Current Assets and Other Current Liabilities in the Condensed Consolidated Balance Sheets. The contracts are marked-to-market on a monthly basis with gains and losses included in other income (expense), net in the Condensed Consolidated Statements of Income. In some instances, we seek to hedge transactions that are expected to become Balance Sheet Exposures in the very short-term, generally within one month. We do not use foreign exchange forward contracts for speculative or trading purposes.

Our outstanding foreign exchange forward contracts as of January 31, 2011 are presented in the table below. All forward contracts are representative of the expected payments to be made under these instruments. The fair market value of the contracts represents the difference between the spot currency rate at January 31, 2011 and the contracted rate. All of these forward contracts mature within 35 days of January 31, 2011 (in thousands):

	Currency	Local Currency Contract Amount	Currency	Contracted Amount	Fair Market Value at January 31, 2011
Contracts to buy U.S. dollar
Argentine peso	ARS	(10,000)	USD	2,488	$(2)
Canadian dollar	CAD	(6,500)	USD	6,528	(7)
British pound	GPB	(1,500)	USD	2,385	—
Chinese yuan	CNY	(63,000)	USD	9,565	(37)
Euro	EUR	(20,500)	USD	28,075	28
Indian rupee	INR	(210,000)	USD	3,316	(12)
Mexican peso	MXN	(40,000)	USD	2,753	2
Polish zloty	PLN	(19,000)	USD	6,651	(2)

					(30)
Contracts to sell U.S. dollar
Israeli shekel	ILS	10,000	USD	(2,740)	3

					$(27)

As of January 31, 2011, our Balance Sheet Exposures amounted to $80.6 million and were partially offset by forward contracts with a notional amount of $66.4 million. Based on our net exposures as of January 31, 2011, a 10% movement in currency rates would result in a gain or loss of $1.4 million.

Hedging of our Balance Sheet Exposures may not always be effective to protect us against currency exchange rate fluctuations, particularly in the event of imprecise forecasts of non-U.S. denominated assets and liabilities. In addition, at times we have not fully hedged our Balance Sheet Exposures, leaving us at risk to foreign exchange gains and losses on the un-hedged amounts. Furthermore, historically we have not hedged our P&L Exposures. Accordingly, if there were an adverse movement in exchange rates, we might suffer significant losses. For instance, for the three months ended January 31, 2011 and 2010, we recorded $0.3 million and $0.8 million in net foreign exchange losses, respectively, despite our hedging activities.

Equity Price Risk

In June 2007, we sold $316.2 million aggregate principal amount of 1.375% Senior Convertible Notes due June 2012 (the “Notes”) which may be converted prior to maturity into cash and shares of our common stock upon the occurrence of certain events. Through January 31, 2011, we repurchased and extinguished an aggregate of $38.9 million par value of our outstanding Notes. As of January 31, 2011, the remaining par value of the outstanding Notes was $277.3 million. The conversion price of the Notes at issuance was approximately $44.02 per share. Upon conversion, we would pay the holder the cash value of the applicable number of shares of our common stock, up to the principal amount of the Notes. Amounts in excess of the principal amount, if any, would be paid in our common stock. Concurrently with the issuance of the Notes, we entered into note hedge transactions to reduce the financial impact from the conversion of the Notes and to mitigate any negative effect such conversion may have on the price of our common stock. We entered into the note hedge transactions with Lehman Brothers OTC Derivatives (“Lehman Derivatives”) and JP Morgan Chase Bank National Association, London Branch that serve to reduce the potential dilution upon conversion of the outstanding Notes in the event that the volume weighted average price of our common stock on each trading day of the relevant conversion period or other relevant valuation period for the Notes is greater than $44.02. We also sold warrants to the same counterparties whereby they have the option to purchase 7.2 million shares of our common stock at a price of approximately $62.356 per share in equal share amounts on each trading day from December 19, 2013 to February 3, 2014.

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

Excluding the note hedge transaction with Lehman Derivatives and net of the extinguishment of a portion of our outstanding Notes through repurchases as described above, as of January 31, 2011, we held note hedge transactions that reduce the potential dilution by one half upon conversion of the outstanding Notes in the event that the volume weighted average price of our common stock on each trading day of the relevant conversion period or other relevant valuation period for the Notes is greater than $44.02.

There is no impact if the share price of our common stock is below $44.02 upon conversion of the Notes. For every $1 that the share price of our common stock exceeds $44.02, we expect to issue the equivalent of $3.2 million worth of shares of our common stock if all of the Notes are converted after taking into account the benefit of our note hedge transactions with JPMorgan. Because of the outstanding warrants to purchase approximately 7.2 million of our shares of common stock at approximately $62.356 per share, for every $1 that the share price of our common stock exceeds $62.356 in each of the 30 trading days from December 19, 2013 to February 3, 2014, we will be required to issue the equivalent of $0.2 million worth of shares of our common stock. Information on the share price of our common stock may be found under Part II Item 5 Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are designed to, and are effective to, provide assurance at a reasonable level that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls and Procedures

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information with respect to this Item may be found in Note 10. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements in this Form 10-Q, which is incorporated into this Item 1 by reference.

ITEM 1A.	RISK FACTOR

Risks Related to Our Business

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

There are numerous risks associated with our having entered into this agreement, including the following:

Regulatory agencies must approve the merger and could impose conditions on, delay, or refuse to approve the merger. We are subject to the securities and antitrust laws of the United States and the antitrust laws of any other jurisdiction in which the merger is subject to review. We may be unable to obtain in the anticipated timeframe, or at all, the regulatory approvals required to complete the merger. Governmental entities with which filings are made may seek regulatory concessions, including compliance with material restrictions or conditions, including the divestiture of portions of our or Hypercom’s business, as conditions for granting approval of the merger. These actions may have a material adverse effect on us or a material adverse effect on the combined business. Under the merger agreement, we and Hypercom have both agreed to use reasonable best efforts to complete the merger, including to gain clearance from antitrust and competition authorities and to obtain other required regulatory approvals. Under the merger agreement, our reasonable best efforts includes a requirement by us to dispose of businesses or assets that produced up to $124 million in revenues for us, Hypercom, and our respective subsidiaries during the 2009 fiscal year if such disposition is reasonably necessary to gain clearance from antitrust and competition authorities. VeriFone anticipates that Hypercom’s U.S. business will be divested in connection with the merger. These actions or any other actions that may be required to obtain regulatory approval for the transaction, which may include divestitures of other portions of Hypercom’s business, may have a material adverse effect on us or a material adverse effect on the combined businesses. In addition, subject to certain conditions, if the merger agreement is terminated for reasons relating to certain antitrust or competition law matters, VeriFone may be obligated to pay Hypercom a fee equal to $28.4 million (or $30.4 million if VeriFone elects to extend the termination date and the termination occurs after August 31, 2011).

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

•

inability to migrate both companies to a common enterprise resource planning information system to integrate all operations, sales, accounting, and administrative activities for the combined company in a timely and cost effective way;

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

We have experienced rapid growth in our operations in certain periods, both organically and from acquisitions. We cannot be sure that we have made adequate allowances for the costs and risks associated with our expansion, or that our systems, procedures, and managerial controls will be adequate to support the rapid expansion in our operations. Any delay in implementing, or transitioning to, new or enhanced systems, procedures, or controls to accommodate the requirements of our business and operations and to effectively and efficiently integrate acquired operations may adversely affect our ability to meet customer requirements, manage our product inventory, and record and report financial and management information on a timely and accurate basis. If we are unable to successfully manage expansion, our results of operations may be adversely affected.

Our internal processes and control over financial reporting were, until recently, deemed inadequate.

As described under Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010, we have remedied the material weakness in control activities related to income taxes. This material weakness and other material weaknesses in our internal control over financial reporting contributed to our need to restate previously reported interim financial information for each of the first three quarters of our fiscal year ended October 31, 2007, and to the delays in the filing of our Annual Report on Form 10-K for fiscal year 2007. We also were unable to file our quarterly reports on Form 10-Q for our fiscal quarters ended January 31, 2008 and April 30, 2008 on a timely basis. We have implemented a number of additional and enhanced processes and controls to improve our internal control over financial reporting.

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

During the three months ended January 31, 2011, approximately 58.2% of our net revenues were generated outside of the United States. During the twelve months ended October 31, 2010, approximately 60.0% of our net revenues were generated outside of the United States. We expect our percentage of net revenues generated outside of the United States to increase over time. In particular we expect our planned acquisition of Hypercom would significantly increase our business in Africa, Europe and Asia. Part of our strategy is to expand our penetration in existing foreign markets and to enter new foreign markets and in particular to enter new emerging markets where we expect to see growth in electronic payments. Our ability to penetrate some international markets may be limited due to different technical standards, protocols or product requirements. Expansion of our international business will require significant management attention and financial resources. Our international net revenues will depend on our continued success in the following areas:

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

•	building our brand name and awareness of our services among foreign customers in new and existing international markets; and

•	implementing new systems, procedures, and controls to monitor our operations in new international markets.

In addition, we are subject to risks and costs associated with operating in foreign countries, including:

•	multiple, changing, and often inconsistent enforcement of laws and regulations;

•	satisfying local regulatory or industry imposed requirements, including security or other certification requirements;

•	competition from existing market participants, including strong local competitors, that may have a longer history in and greater familiarity with the international markets we enter;

•	tariffs and trade barriers;

•	laws and business practices that may favor local competitors;

•	restrictions on the repatriation of funds, foreign currency exchange restrictions, and currency exchange rate fluctuations;

•	extended payment terms and the ability to collect accounts receivable;

•	different and/or more stringent labor laws and practices such as the use of workers’ councils and labor unions;

•	different and more stringent data protection, privacy and other laws;

•	economic and political instability in certain foreign countries;

•	imposition of limitations on conversion of foreign currencies into U.S. dollars or remittance of dividends and other payments by foreign subsidiaries;

•	changes in a specific country’s or region’s political or economic conditions; and

•	greater difficulty in safeguarding intellectual property in areas such as China, India, Russia, and Latin America.

Many of these factors typically become more prevalent during periods of economic stress; therefore, the persistence or occurrence of weakened global economic conditions in one or more regions where we do business may exacerbate certain of these risks. For example, we are subject to foreign currency risk and economic and political instability which can lead to significant and unpredictable volatility in currency rates, including significant currency devaluations, which may negatively impact our revenues, gross margins, results of operations and financial position. Although we engage in some hedging of our foreign currency exposures, we do not hedge all such exposures and our hedging arrangements may not always be effective. See Part I Item 3. Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Transaction Risk of this Form 10-Q. In addition, compliance with foreign and U.S. laws and regulations that are applicable to our international operations is complex and may increase our cost of doing business in international jurisdictions and our international operations could expose us to fines and penalties if we fail to comply with these regulations. These laws and regulations include import and export requirements, exchange control regulations, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials. Although we have implemented policies and procedures designed to ensure compliance with these laws, there can be no assurance that our employees, contractors, and agents will not take actions in violation of our policies, particularly as we expand our operations through organic growth and acquisitions. For example, two of our Brazilian subsidiaries that were acquired as a part of the Lipman acquisition have been notified of a number of assessments regarding Brazilian customs penalties that relate to alleged infractions in the importation of goods as well as certain tax assessments and penalties. See Part II Item 1. Legal Proceedings of this Form 10-Q. Defending such assessments can be costly and divert management time. Any such violations could subject us to civil or criminal penalties, including the imposition of substantial fines and interest or prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our reputation, our brand, our international expansion efforts, our business, and negatively impact our operating results. In addition, if we fail to address the challenges and risks associated with international expansion and acquisition strategy, we may encounter difficulties implementing our strategy, which could impede our growth or harm our operating results.

Macroeconomic conditions and economic volatility could materially adversely affect our business and results of operations.

Our operations and performance depend significantly on worldwide economic conditions. For example, the significant slowdown and volatility in the U.S. and international economy and financial markets which began in the latter half of 2008 resulted in reduced demand for our products, which in turn adversely impacted our revenues, business, financial condition and results of operations. In particular, the slowdown and volatility in the global markets resulted in softer demand in the financial and retail sectors, pricing pressures and more conservative purchasing decisions by customers, including a tendency toward lower-priced products and lower volume of purchases during the economic downturn. In some countries where we do business, the weakened economy resulted in economic instability which had negative impacts, among them a decrease in purchasing power due to currency devaluations.

While a number of markets globally have shown signs of improvement and we have experienced sequential growth in revenues and earnings and stronger demand in recent quarters, certain markets such as parts of southern Europe continue to experience weakened or uncertain economic conditions and some of our customers, suppliers and partners may continue to be negatively impacted by the global slowdown. We cannot predict whether such improvements or growth will continue and any future decline or volatility in global conditions could negatively impact our business, operating results and financial condition. Continued volatility in market conditions make it difficult to forecast earnings and if we fail to meet our financial guidance or the expectations of investment analysts or investors in any period, the market price of our common stock could decline.

We depend on a limited number of customers, including distributors and resellers, for a large percentage of our System Solutions sales. If we do not effectively manage our relationships with them, our net revenues and operating results will suffer.

A significant percentage of our net revenues are attributable to a limited number of customers, including distributors and ISOs. For the three months ended January 31, 2011, our ten largest customers accounted for approximately 26% of our net revenues. For the twelve months ended October 31, 2010, our ten largest customers accounted for approximately 27% of our net revenues. Although no individual customer accounted for more than 10% of net revenues, in the three months ended January 31, 2011 three customers accounted for approximately 14% of our net revenues for that period and in the twelve months ended October 31, 2010, three customers accounted for approximately 15% of our net revenues for that period. If any of our large customers significantly reduces or delays purchases from us or if we are required to sell products to them at reduced prices or on other terms less favorable to us, our revenues and income could be materially adversely affected.

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

We are currently a party in several litigation proceedings. For example, in connection with the restatement of our historical interim financial statements during fiscal year 2007, a number of securities class action complaints were filed against us and certain of our officers, and purported derivative actions have also been filed against certain of our current and former directors and officers. Although these actions were recently dismissed with prejudice at the district court level, plaintiffs may decide to appeal the district court ruling. For a description of our material pending litigation, see Part II Item 1. Legal Proceedings of this Form 10-Q.

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

We are subject to the risk of additional litigation and regulatory proceedings or actions in connection with the restatement of our financial statements. We have responded to inquiries and provided information and documents related to the restatement to the SEC, the U.S. Department of Justice, the New York Stock Exchange, and the Chicago Board Options Exchange. We were the subject of a Wells Notice from the SEC stating that the staff of the SEC’s Division of Enforcement (the “Staff”) intends to recommend that the SEC bring a civil injunctive action against us, alleging violations of the federal securities laws arising from the restatement, which we settled in November 2009. See Part II Item 1. Legal Proceedings of this Form 10-Q. Although we have settled this matter with the SEC, additional regulatory inquiries may also be commenced by other U.S. federal, state or foreign regulatory agencies. In addition, we may in the future be subject to additional litigation or other proceedings or actions arising in relation to the restatement of our historical interim financial statements. Litigation and any potential regulatory proceeding or action may be time consuming, expensive and distracting from the conduct of our business. The adverse resolution of any specific lawsuit or any potential regulatory proceeding or action could have a material adverse effect on our business, financial condition, and results of operations.

These litigation proceedings could result in substantial additional costs and expenses and adversely affect our cash flows, and may adversely affect our business, financial condition, and results of operations. We have in the past incurred and expect to continue to incur significant expenses in connection with these matters. Many members of our senior management team and our Board of Directors have been and will be required to devote a significant amount of time to the litigation related to the restatement. In addition, certain of these individuals are named defendants in the litigation related to the restatement. If our senior management is unable to devote sufficient time in the future developing and pursuing our strategic business initiatives and running ongoing business operations, there may be a material adverse effect on our business, financial condition and results of operations.

Our North American and international operations are not equally profitable, which may promote volatility in our earnings and may adversely impact future growth in our earnings.

Our international sales of System Solutions have tended to carry lower average selling prices and therefore have lower gross margins than our sales in North America. As a result, any improvement in our results of operations from our expansion internationally will likely not be as favorable as an expansion of similar magnitude in the United States and Canada. In addition, we are unable to predict for any future period our proportion of revenues that will result from international sales versus sales in North America. Variations in this proportion from period to period may lead to volatility in our results of operations which, in turn, may depress the trading price of our common stock.

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

We utilize a limited number of third parties to manufacture our hardware products pursuant to our specifications and rely upon these contract manufacturers to produce and deliver products to our customers on a timely basis and at an acceptable cost. Further, a majority of these third party manufacturing activities are concentrated in China. Disruptions to the business or operations of these contract manufacturers, or to their ability to produce the products we require in accordance with our and our customers’ requirements, and particularly disruptions to the manufacturing operations in China, could significantly affect our ability to fulfill customer demand on a timely basis which could materially harm our revenues and results of operations. During the three months ended January 31, 2010, we shifted additional manufacturing activity to our contract manufacturer’s facility in Israel, which increases our dependency on our third party contract manufacturers and could exacerbate these risks.

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

Israel

Our subsidiary in Israel (formerly Lipman) previously received tax benefits under Israeli law for capital investments that are designated as “Approved Enterprises.” We received such tax benefits of approximately $0.4 million in during the twelve months ended October 31, 2009. Due to our restructuring and contract manufacturing arrangements entered into during the twelve months ended October 31, 2010 we will no longer meet the requirements necessary to maintain the tax benefit status in Israel. As of November 1, 2009, we have been taxed at the full statutory rate in Israel and no future tax benefit has been recorded. This Israel subsidiary has undistributed earnings of approximately $181 million, the vast majority of which are attributable to Lipman’s historic Approved Enterprise programs. As such, these earnings were not subject to Israeli statutory corporate tax at the time they were generated. Distribution or use of these funds outside Israel would subject us to payment of corporate and withholding taxes. For example, to the extent that these earnings are distributed to the United States in the future, our Israeli subsidiary would be required to pay corporate tax at the rate ordinarily applicable to such earnings, currently between 12.5% and 36.25%, which includes the withholding tax between the United States and Israel. We have accrued approximately $50 million for taxes associated with potential future distributions of our Israeli subsidiary’s approximately $181 million in earnings.

Singapore

Our principal subsidiary in Singapore has received tax benefits under the Singapore Pioneer Tax Holiday provision. We received tax benefits of approximately $8.3 million during the twelve months ended October 31, 2010 and $4.1 million during the twelve months ended October 31, 2009. To maintain our eligibility for these benefits, we must meet certain agreed conditions, including maintaining agreed levels of Singapore employees and incurring and documenting total local business spend levels as agreed with the Singapore Economic Development Board. We recently renegotiated the terms and conditions of the Tax Holiday, including revision of certain of these conditions. Although we expect to be able to meet the terms and conditions to maintain our Tax Holiday, if we are not able to achieve or maintain the required conditions, we may lose our eligibility for such benefits which could result in our income in Singapore being taxed at the statutory rate of 17% instead of the agreed Pioneer Tax Holiday rate of 0%. A loss of all or part of these tax benefits would adversely affect our results of operations and cash flows.

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

The accumulation of excess or obsolete inventory has in the past resulted in and may in future periods result in price reductions and inventory write-downs and scrap, which could adversely affect our business, results of operations and financial condition. As an example, for the fiscal year ended October 31, 2009, we incurred costs for obsolete inventory, scrap, and purchase commitments for excess components at contract manufacturers of $23.0 million due to changing demand we experienced in fiscal year 2009 as a result of the severe deterioration in the macroeconomic environment.

If we do not accurately forecast customer demand and effectively manage our product mix and inventory levels, we may lose sales from having too few or the wrong mix of products or incur costs associated with excess inventory.

If we improperly forecast demand for our products we could end up with too many products and be unable to sell the excess inventory in a timely manner, if at all, or, alternatively we could end up with too few products and not be able to satisfy demand. This problem is exacerbated because our attempt to closely match inventory levels with product demand leaves limited margin for error, and we generally receive a significant volume of customer orders towards the end of each fiscal quarter which leaves us little room to adjust inventory mix to match demand. Also, during the transition from an existing product to a new replacement product, we must accurately predict the demand for the existing and the new product. Our inability to properly manage our inventory levels could cause us to incur increased expenses associated with writing off excessive or obsolete inventory or lose sales or have to ship products by air freight to meet immediate demand incurring incremental freight costs above sea freight costs, a preferred method, and suffering a corresponding decline in gross margins. If we do not accurately predict demand, we could also incur increased expenses associated with binding commitments to certain third-party contract manufacturers which would negatively impact our gross margins and operating results. See Note 10. Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q. During times of economic uncertainty, such as that of the recent global economic recession, it becomes more difficult to accurately forecast demand and manage our inventory levels. Deteriorating market conditions have in the past and can in future periods cause us to incur additional costs associated with excess and obsolete inventory, scrap and excess inventory held by our contract manufacturers.

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

We will continue to evaluate the carrying value of our goodwill and intangible assets and if we determine in the future that there is a potential further impairment in any of our reporting units, we may be required to record additional charges to earnings which could materially adversely affect our financial results and could also materially adversely affect our business. The process of evaluating the potential impairment of goodwill and intangible assets is subjective and requires significant judgment at many points during the analysis and includes estimates of our future cash flows attributable to a reporting unit or asset over its estimated remaining useful life. Any changes in our estimates, such as our estimates of the future cash flows attributable to a reporting unit or asset, or a longer or more significant decline in our market capitalization or the macroeconomic environment, could require us to record additional impairment charges which could materially adversely affect our financial results. See Part II Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2. Goodwill and Purchased Intangible Assets in the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q for additional information related to impairment of goodwill and intangible assets.

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

We have received, and have currently pending, third-party infringement claims and may receive additional notices of claims of infringement in the future. Infringement claims may cause us to incur significant costs in defending those claims or to settle claims to avoid costly or protracted litigation even if we deem those claims to be without merit. For example, in March 2008, Cardsoft, Inc. and Cardsoft (Assignment for the Benefit of Creditors), LLC commenced an infringement action against us and others, for which a trial is set for November 2011. Infringement claims are expensive and time consuming to defend, regardless of the merits or ultimate outcome. Similar claims may result in additional protracted and costly litigation. There can be no assurance that we will prevail in any such actions or that any license required under any such patent or other intellectual property would be made available on commercially acceptable terms, if at all. See Note 10. Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

We face litigation and tax assessment risks that could force us to incur substantial defense costs and could result in damages awards against us that would negatively impact our business.

As described in Note 10. Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q, there are a number of pending litigation and tax assessment matters each of which may be time-consuming to resolve, expensive to defend, and disruptive to normal business operations. The outcome of litigation and tax assessments is inherently difficult to predict. An unfavorable resolution of any lawsuit or tax assessment could have a material adverse effect on our business, results of operations and financial condition.

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

In early 2010 we completed the transfer of the manufacture of our NURIT products from an in-house facility to a contract manufacturer with operations in Israel, which manufactures products and warehouses components and finished goods inventories. Disruption of the manufacturing process of our contract manufacturer or damage to its facility, whether as a result of fire, natural disaster, act of war, terrorist attack, or otherwise, could materially affect our ability to deliver products on a timely basis and could materially adversely affect our results of operations.

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

Terrorist attacks, war and international political instability may disrupt our ability to generate revenues. Such events may negatively affect our ability to maintain sales revenues and to develop new business relationships. Because a substantial and growing part of our revenues is derived from sales and services to customers outside of the United States and we have our electronic payment systems manufactured outside the United States, terrorist attacks, war and international political instability anywhere may decrease international demand for our products and inhibit customer development opportunities abroad, disrupt our supply chain and impair our ability to deliver our electronic payment systems, which could materially adversely affect our net revenues or results of operations. Economic and political instability, particularly in the Middle East or OPEC member countries, may also disrupt the cost or supply of fuel which could increase our costs related to shipment and distribution of our products. Any of these events may also disrupt global financial markets and precipitate a decline in the price of our common stock.

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

Our system solutions must meet industry standards imposed by payment systems standards setting organizations such as EMVCo LLC, credit card associations such as Visa, MasterCard, and other credit card associations and standard setting organizations such as PCI SSC, Intermec and the UK Cards Association. New standards are continually being adopted or proposed as a result of worldwide anti-fraud initiatives, the increasing need for system compatibility and technology developments such as wireless and wireline IP communication. Our solutions also must comply with government regulations, including those imposed by telecommunications authorities and independent standards groups worldwide regarding emissions, radiation, and connections with telecommunications and radio networks, as well as data privacy laws which regulate the collection, compilation, aggregation, sharing or use of consumer information. We cannot be sure that we will be able to design our solutions to comply with future standards or regulations on a timely basis, if at all. Compliance with these standards could increase the cost of developing or producing our solutions. New products designed to meet any new standards need to be introduced to the market and ordinarily need to be certified by the credit card associations and our customers before being purchased. The certification process is costly and time consuming and increases the amount of time it takes to sell our products. Moreover, certain uses of our products may subject us to additional regulations and licensing requirements. For example, use of our products in taxis requires additional licensing and may subject us to certain taxi business regulations. Our business, revenues and financial condition could be adversely affected if we cannot comply with new or existing industry standards, or obtain or retain necessary regulatory approval or certifications in a timely fashion, or if compliance results in increasing the cost of our products. Selling products that are non-compliant may result in fines against us or our customers, which we may be liable to pay. In addition, even if our products are designed to be compliant, compliance with certain security standards is determined based on the merchant’s or service provider’s network environment in which our systems are installed and, therefore, is dependent upon a number of additional factors such as proper installation of the components of the environment including our systems, compliance of software and system components provided by other vendors, implementation of compliant security processes and business practices and adherence to such processes and practices. Our business and financial condition could be adversely affected if we do not comply with new or existing industry standards and regulations, or obtain or retain necessary regulatory approval or certifications in a timely fashion, or if compliance results in increasing the cost of our products.

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

On October 31, 2006, our principal subsidiary, VeriFone, Inc., entered into a secured credit agreement consisting of a Term B Loan facility of $500.0 million and a revolving credit facility permitting borrowings of up to $40.0 million (the “Credit Facility”). The proceeds from the Term B loan were used to repay all outstanding amounts relating to an existing senior secured credit agreement, pay certain transaction costs, and partially fund the cash consideration in connection with the acquisition of Lipman on November 1, 2006. Through January 31, 2011, we had repaid an aggregate of $280.0 million, leaving a Term B Loan balance of $220.0 million at January 31, 2011.

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

Principal payments on the Term B Loan are due in equal quarterly installments of $1.25 million over the term of the loan with the remaining balance due October 31, 2013. We intend to fulfill our debt service obligations under our Credit Facility from existing cash, investments and operations. A substantial portion of our cash balances and cash generated from operations are held by our foreign subsidiaries. If we decide to distribute or use such cash and cash equivalents outside those foreign jurisdictions, including a distribution to the United States we may be subject to additional taxes or costs. In the future, if we are unable to generate or raise additional cash sufficient to meet our debt service obligations and need to use more of our existing cash than planned or to liquidate investments in order to fund these obligations, we may have to delay or curtail the development and/or the sales and marketing of new payment systems. The Term B Loan bears interest at 2.75% over the applicable LIBOR rate. As a result of the recent global recession and downturn in financial markets, LIBOR has declined significantly, which has resulted in a lower effective interest rate on our Term B Loan. LIBOR fluctuates based on economic and market factors that are beyond our control. Any significant increase in LIBOR would result in a significant increase in interest expense on our Term B Loan, which could negatively impact our net income and cash flows.

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

Our stock price has fluctuated substantially since our initial public offering in 2005, for example, due to the announcement of our restatement in December 2007 and during the recent turmoil in the worldwide financial markets. In addition to fluctuations related to VeriFone-specific factors, broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuations in our stock price may include, among other things:

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

•

our share price may also be affected by any issuance of our common stock in connection with any conversion of our 1.375% Senior Convertible Notes due 2012. See Part I Item 3 Quantitative and Qualitative Disclosures About Market Risk — Equity Price Risk in this Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following documents are filed as Exhibits to this report:

Exhibit Number	Description
2.1(1)	Agreement and Plan of Merger, dated as of November 17, 2010, among Hypercom Corporation, VeriFone Systems, Inc. and Honey Acquisition Company.

2.2(1)	Support Agreement, dated as of November 17, 2010, among FP Hypercom Holdco, LLC, Francisco Partners II, L.P., VeriFone Systems, Inc. and Honey Acquisition Company.

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed November 19, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIFONE SYSTEMS, INC.

By:	/S/ DOUGLAS G. BERGERON
Douglas G. Bergeron
Chief Executive Officer

By:	/S/ ROBERT DYKES
Robert Dykes
Senior Vice President and Chief Financial Officer

Date: March 11, 2011

EXHIBIT INDEX

Exhibit Number	Description
2.1(1)	Agreement and Plan of Merger, dated as of November 17, 2010, among Hypercom Corporation, VeriFone Systems, Inc. and Honey Acquisition Company.

2.2(1)	Support Agreement, dated as of November 17, 2010, among FP Hypercom Holdco, LLC, Francisco Partners II, L.P., VeriFone Systems, Inc. and Honey Acquisition Company.

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed November 19, 2010.