Form 10-Q
period 2011-04-30
VERIFONE SYSTEMS, INC.
filed 2011-06-08
CIK 1312073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

At May 31, 2011, the number of shares outstanding of the registrant’s common stock, $0.01 par value was 89,354,978.

VERIFONE SYSTEMS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
	(Unaudited)
	(In thousands, except per share data)
Net revenues:
System Solutions	$235,334	$199,548	$461,041	$387,562
Services	57,112	41,164	115,170	76,550

Total net revenues	292,446	240,712	576,211	464,112
Cost of net revenues:
System Solutions	137,596	126,013	277,736	246,098
Services	32,265	25,489	64,399	46,898

Total cost of net revenues	169,861	151,502	342,135	292,996

Gross profit	122,585	89,210	234,076	171,116
Operating expenses:
Research and development	25,402	17,811	47,044	34,911
Sales and marketing	31,139	22,415	59,445	42,890
General and administrative	27,041	19,680	51,057	40,161
Amortization of purchased intangible assets	1,665	3,605	3,981	8,097

Total operating expenses	85,247	63,511	161,527	126,059

Operating income	37,338	25,699	72,549	45,057
Interest expense	(7,465)	(7,134)	(15,035)	(14,388)
Interest income	287	258	570	554
Other income (expense), net	(1,874)	982	(223)	(778)

Income before income taxes	28,286	19,805	57,861	30,445
Provision for (benefit from) income taxes	3,086	(420)	630	(401)

Net income	$25,200	$20,225	$57,231	$30,846

Net income per share:
Basic	$0.29	$0.24	$0.65	$0.36

Diluted	$0.27	$0.23	$0.62	$0.35

Weighted average shares used in computing net income per share:
Basic	88,418	85,008	87,744	84,847

Diluted	93,434	87,535	92,368	87,070

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2011	October 31, 2010(1)
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$531,542	$445,137
Accounts receivable, net of reserves of $5,333 and $5,862	208,373	132,988
Inventories	106,411	111,901
Deferred tax assets	12,456	10,953
Prepaid expenses and other current assets	76,613	60,112

Total current assets	935,395	761,091
Property, plant and equipment, net	46,289	46,007
Purchased intangible assets, net	39,105	50,121
Goodwill	177,076	169,322
Deferred tax assets	10,593	9,933
Debt issuance costs, net	3,921	5,069
Other assets	39,910	33,783

Total assets	$1,252,289	$1,075,326

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$93,367	$64,016
Income taxes payable	3,749	651
Accrued compensation	32,165	27,929
Accrued warranty	14,288	10,898
Deferred revenue, net	56,129	55,264
Deferred tax liabilities	427	400
Accrued expenses	44,741	43,653
Other current liabilities	53,517	51,715
Short-term debt	5,207	5,280

Total current liabilities	303,590	259,806
Accrued warranty	2,094	1,849
Deferred revenue, net	26,103	22,344
Long-term debt	473,259	468,231
Deferred tax liabilities	66,561	62,081
Other long-term liabilities	47,626	53,552

Total liabilities	919,233	867,863

Commitments and contingencies
Redeemable noncontrolling interest	884	866
Stockholders’ equity:
Preferred stock: 10,000 shares authorized as of April 30, 2011 and October 31, 2010; no shares issued and outstanding as of April 30, 2011 and October 31, 2010	0	0
Common stock: $0.01 par value, 200,000 shares authorized as of April 30, 2011 and October 31, 2010; 89,391 and 86,832 shares issued and 89,261 and 86,832 outstanding as of April 30, 2011 and October 31, 2010	894	868
Additional paid-in capital	815,800	763,212
Accumulated deficit	(494,229)	(551,460)
Accumulated other comprehensive gain (loss)	9,219	(6,595)

Total stockholders’ equity	331,684	206,025
Noncontrolling interest	488	572

Total equity	332,172	206,597

Total liabilities and equity	$1,252,289	$1,075,326

(1)	Amounts as of October 31, 2010 were derived from the October 31, 2010 audited Consolidated Balance Sheet.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended April 30,
	2011	2010
	(Unaudited)
	(In thousands)
Cash flows from operating activities
Net income	$57,231	$30,846
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	16,774	25,111
Stock-based compensation	16,757	8,682
Non-cash interest expense	7,579	7,055
Gain on bargain purchase of a business (Note 14)	(1,727)	0
Gain on adjustments to acquisition related balances	(1,391)	0
Deferred income taxes	1,271	137
Other non-cash items	760	(1,483)

Net cash provided by operating activities before changes in working capital	97,254	70,348
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable, net	(56,836)	23,178
Inventories	11,394	(14,182)
Prepaid expenses and other assets	(17,736)	(23,957)
Accounts payable	21,377	11,437
Income taxes payable	3,098	1,401
Accrued compensation	1,415	1,025
Accrued warranty	3,427	(634)
Deferred revenue, net	3,266	3,691
Accrued expenses and other liabilities	2,172	3,687

Net cash provided by operating activities	68,831	75,994

Cash flows from investing activities
Purchases of property, plant and equipment	(5,302)	(3,606)
Software development costs capitalized	(510)	(1,524)
Purchase of equity investment	0	(5,000)
Acquisitions of businesses, net of cash and cash equivalents acquired	(14,237)	(11,740)
Proceeds from disposal of property, plant and equipment	0	1,595

Net cash used in investing activities	(20,049)	(20,275)

Cash flows from financing activities
Proceeds from debt and advances against bankers’ acceptances	73	3,561
Repayments of debt and advances against banker’s acceptances	(2,701)	(8,005)
Proceeds from issuance of common stock through employee equity incentive plans	37,446	4,598
Other	(142)	0

Net cash provided by financing activities	34,676	154

Effect of foreign currency exchange rate changes on cash and cash equivalents	2,947	(1,881)

Net increase in cash and cash equivalents	86,405	53,992
Cash and cash equivalents, beginning of period	445,137	324,996

Cash and cash equivalents, end of period	$531,542	$378,988

Supplemental disclosures of cash flow information
Cash paid for interest	$5,285	$5,405

Cash paid for income taxes, net of refunds	$9,177	$8,183

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

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended April 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2011.

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

Summary of Significant Accounting Policies

There have been no changes to our significant accounting policies during the three and six months ended April 30, 2011 as compared to the significant accounting policies described in our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

Concentrations of Credit Risk

For the three and six months ended April 30, 2011 and 2010, no customer accounted for more than 10% of our total net revenues. At April 30, 2011 and October 31, 2010, no customer accounted for more than 10% of our accounts receivable.

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

Note 2. Goodwill and Purchased Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	Six Months Ended April 30, 2011	Year Ended October 31, 2010
Balance at beginning of period	$169,322	$150,845
Additions related to acquisitions	622	18,464
Currency translation adjustments	7,132	13

Balance at end of period	$177,076	$169,322

Based on our review for potential indicators of impairment performed during the fiscal year ended October 31, 2010 and the six months ended April 30, 2011, there were no indicators of impairment.

As of April 30, 2011 and October 31, 2010, we had accumulated goodwill impairment losses of $372.4 million and $65.6 million in our International and North America segments, respectively.

Purchased Intangible Assets

Purchased intangible assets subject to amortization consisted of the following (in thousands):

	April 30, 2011			October 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed and core technology	$121,224	$(103,382)	$17,842	$127,746	$(101,989)	$25,757
Trade name	2,692	(763)	1,929	2,692	(628)	2,064
Internal use software	6,062	(4,616)	1,446	5,966	(3,705)	2,261
Customer relationships	34,363	(16,475)	17,888	92,444	(72,405)	20,039

	$164,341	$(125,236)	$39,105	$228,848	$(178,727)	$50,121

During the six months ended April 30, 2011, we wrote off $66.0 million of fully amortized intangible assets. This amount included $6.6 million related to developed and core technology and $59.4 million related to customer relationships.

Amortization of purchased intangible assets for the three and six months ended April 30, 2011 and 2010 was allocated as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
Included in cost of net revenues	$3,165	$5,033	$8,024	$10,135
Included in operating expenses	1,665	3,605	3,981	8,097

	$4,830	$8,638	$12,005	$18,232

Estimated future amortization expense of purchased intangible assets recorded as of April 30, 2011 is as follows (in thousands):

Fiscal Years Ending October 31:	Cost of Net Revenues	Operating Expenses	Total
2011 (remaining 6 months)	$4,441	$3,255	$7,696
2012	4,655	4,107	8,762
2013	3,826	3,403	7,229
2014	2,800	3,324	6,124
2015	1,685	2,583	4,268
Thereafter	436	4,590	5,026

	$17,843	$21,262	$39,105

Note 3. Balance Sheet and Statement of Income Details

Inventories

Inventories consisted of the following (in thousands):

	April 30 , 2011	October 31, 2010
Raw materials	$34,316	$32,135
Work-in-process	718	473
Finished goods	71,377	79,293

	$106,411	$111,901

Restricted Cash

We had $1.3 million and $1.7 million of restricted cash as of April 30, 2011 and October 31, 2010, respectively. The restricted cash balances consisted mainly of pledged deposits for bank guarantees to customers. As of April 30, 2011 and October 31, 2010, restricted cash balances were included in Other Assets in the Condensed Consolidated Balance Sheets.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	April 30, 2011	October 31, 2010
Prepaid taxes	$38,552	$28,165
Other prepaid expenses	33,268	26,986
Other receivables	3,834	2,822
Other	959	2,139

	$76,613	$60,112

Accrued Warranty

Activity related to accrued warranty consisted of the following (in thousands):

	Six Months Ended April 30, 2011	Year Ended October 31, 2010
Balance at beginning of period	$12,747	$13,808
Warranty charged to cost of net revenues	10,640	4,231
Utilization of warranty	(8,029)	(10,533)
Acquired warranty obligations	208	10
Change in estimates	816	5,231

Balance at end of period	16,382	12,747
Less current portion	(14,288)	(10,898)

Long-term portion	$2,094	$1,849

Deferred Revenue, net

Deferred revenue, net consisted of the following (in thousands):

	April 30, 2011	October 31, 2010
Deferred revenue	$95,768	$88,592
Deferred cost of revenue	(13,536)	(10,984)

	82,232	77,608
Less current portion	(56,129)	(55,264)

Long-term portion	$26,103	$22,344

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	April 30, 2011	October 31, 2010
Accrued Brazilian tax liabilities	$27,812	$24,587
Accrued other tax liabilities	7,053	5,150
Unfavorable lease contracts	8,204	13,622
Customer deposits	3,595	6,103
Other	6,853	2,253

Total other current liabilities	$53,517	$51,715

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	April 30, 2011	October 31, 2010
Other tax liabilities	$31,391	$31,811
Unfavorable lease contracts	1,858	3,888
Retirement and pension obligations	6,614	5,054
Deferred acquisition consideration payable	1,940	6,855
Other liabilities	5,823	5,944

Total other long-term liabilities	$47,626	$53,552

Other Income (Expense), net

Other income (expense), net consisted of the following (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
Foreign currency transaction gains (losses), net	$(17)	$(1,141)	$212	$(3,394)
Foreign exchange forward contract gains (losses), net	(2,702)	698	(3,190)	2,148
Gain on adjustments to acquisition related liabilities	700	0	1,391	0
Gain on bargain purchase of a business	251	0	1,727	0
Other, net	(106)	1,425	(363)	468

	$(1,874)	$982	$(223)	$(778)

Note 4. Financings

Our financings as of April 30, 2011 and October 31, 2010 consisted of the following (in thousands):

	April 30, 2011	October 31, 2010
Term B Loan	$218,750	$221,250
Senior convertible notes	259,012	251,458
Other	704	803

Total	478,466	473,511
Less current portion	(5,207)	(5,280)

Long-term portion	$473,259	$468,231

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

The Term B loan bears interest at 2.75% over the applicable LIBOR rate. The interest rate was 3.00% and 3.01% as of April 30, 2011 and October 31, 2010, respectively. The outstanding balance of the Term B loan was $218.8 million and $221.3 million as of April 30, 2011 and October 31, 2010, respectively. We repaid an aggregate of $2.5 million during the six months ended April 30, 2011.

As of April 30, 2011 and October 31, 2010, the revolving loan credit facility bore interest at 2.00% over the applicable LIBOR rate. We had no outstanding balances on the revolving loan as of April 30, 2011 and October 31, 2010. The interest rate was 2.25% and 2.26% as of April 30, 2011 and October 31, 2010, respectively.

The terms of the Credit Facility require us to comply with financial covenants, including maintaining leverage and fixed charge coverage ratios at the end of each fiscal quarter. As of April 30, 2011, we were required to maintain a total leverage ratio of not greater than 3.5 to 1.0 and a fixed charge coverage ratio of at least 2.0 to 1.0. We were in compliance with our financial and non-financial covenants as of April 30, 2011 and October 31, 2010.

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

Through April 30, 2011, we repurchased and extinguished an aggregate of $38.9 million par value of our outstanding Notes. As of April 30, 2011, the remaining par value of the outstanding Notes was $277.3 million.

Each $1,000 of principal of the Notes are initially convertible into 22.719 shares of our common stock, which is equivalent to a conversion price of approximately $44.02 per share, subject to adjustment upon the occurrence of specified events. Upon conversion, we would pay the holder the cash value of the applicable number of shares of our common stock, up to the principal amount of the Notes. Amounts in excess of the principal amount, if any, will be paid in stock. The if-converted value of the Notes was $ 345.3 million as of April 30, 2011 which exceeded the principal amount by $68.1 million. Our note hedge transaction as described below will reduce our exposure by $34.0 million or approximately 50% of the $68.1 million.

As of April 30, 2011, none of the conditions allowing holders of the Notes to convert had been met. If a fundamental change, as defined in the Indenture, occurs prior to the maturity date, holders of the Notes may require us to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest (including additional interest, if any) up to, but excluding, the repurchase date.

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

Excluding the note hedge transaction with Lehman Derivatives and net of the extinguishment of a portion of our outstanding Notes through repurchases as described above, as of April 30, 2011, we held note hedge transactions that reduce the potential dilution by one half upon conversion of the outstanding Notes in the event that the volume weighted average price of our common stock on each trading day of the relevant conversion period or other relevant valuation period for the Notes is greater than $44.02.

In addition, we sold warrants to the counterparties whereby they have the option to purchase up to approximately 7.2 million shares of VeriFone’s common stock at a price of $62.356 per share. We received approximately $31.2 million in cash proceeds from the sale of these warrants. The warrants expire in equal amounts on each trading day from December 19, 2013 to February 3, 2014.

The cost incurred in connection with the note hedge transactions and the proceeds from the sale of the warrants are included as a net reduction in additional paid-in capital in the accompanying Condensed Consolidated Balance Sheets as of April 30, 2011 and October 31, 2010.

The following table presents information related to the equity and debt components of the Notes (in thousands):

	April 30, 2011	October 31, 2010
Accounting amount of the equity component	$77,903	$77,903

Carrying amount of the Notes	$277,250	$277,250
Unamortized debt discount (1)	(18,238)	(25,792)

Net carrying amount	$259,012	$251,458

(1) As of April 30, 2011, the remaining period over which the unamortized debt discount will be amortized is 14 months.

A summary of interest expense and interest rate on the liability component related to the Notes for the three and six months ended April 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
Interest rate on the liability component	7.6%	7.6%	7.6%	7.6%
Interest expense related to contractual interest coupon	$953	$953	$1,906	$1,918
Interest expense related to amortization of debt discount	3,748	3,480	7,554	7,051

Total interest expense recognized	$4,701	$4,433	$9,460	$8,969

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

The following table presents our assets and liabilities that were measured at fair value on a recurring basis as of April 30, 2011 and October 31, 2010, classified by the level within the fair value hierarchy (in thousands):

	April 30, 2011
	Carrying Value	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$262,853	$262,853	$0	$0
Marketable equity investment	10,450	0	10,450	0
Israeli severance funds	2,215	0	2,215	0

Total assets measured and recorded at fair value	$275,518	$262,853	$12,665	$0

Liabilities
Acquisition related earn-out payables	$1,200	$0	$0	$1,200
Foreign exchange forward contracts	146	0	146	0

Total liabilities measured and recorded at fair value	$1,346	$0	$146	$1,200

	October 31, 2010
	Carrying Value	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$252,041	$252,041	$0	$0
Israeli severance funds	2,035	0	2,035	0
Foreign exchange forward contracts	139	0	139	0

Total assets measured and recorded at fair value	$254,215	$252,041	$2,174	$0

Liabilities
Acquisition related earn-out payables	$2,960	$0	$0	$2,960
Foreign exchange forward contracts	11	0	11	0

Total liabilities measured and recorded at fair value	$2,971	$0	$11	$2,960

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. We measure and record our money market funds, Israeli severance funds, foreign exchange forward contracts, marketable equity investment and acquisition related earn-out payables at fair value.

Money market funds are classified as Level 1 because the funds are valued using quoted market prices.

The marketable equity investment is classified as Level 2 because it is valued using quoted market prices adjusted for restrictions on the sale of the investment.

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

Fair Value of Acquisition-Related Earn-outs Payables

We recorded the fair value of earn-outs at acquisition for two of our acquisitions in fiscal year 2010. The following table presents a reconciliation for our earn-out payables measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) for the three and six months ended April 30, 2011 (in thousands):

	Three Months Ended April 30, 2011	Six Months Ended April 30, 2011
Balance at the beginning of the period	$1,900	$2,960
Changes in estimates, included in Other income (expense), net	(700)	(1,243)
Other	0	(17)
Net payout	0	(500)

Balance at April 30, 2011	$1,200	$1,200

Fair Value of Other Financial Instruments

Other financial instruments consist principally of cash, accounts receivable, accounts payable and long-term debt. The estimated fair value of cash, accounts receivable, and accounts payable approximates their carrying value. The estimated fair value of long-term debt related to the Term B loan approximates the carrying value since the rate of interest on the long-term debt adjusts to market rates on a periodic basis. The fair value of the 1.375% Senior Convertible Notes as of April 30, 2011 was $368.1 million based on the closing trading price of the day.

Note 6. Comprehensive Income

The components of comprehensive income were as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
Net income	$25,200	$20,225	$57,231	$30,846
Other comprehensive income (loss):
Foreign currency translation adjustments	8,026	(1,397)	10,064	(3,866)
Unrealized gain on marketable equity investment	5,750	0	5,750	0
Changes in unrealized losses on cash flow hedges, net of taxes	0	0	0	82

Comprehensive income	$38,976	$18,828	$73,045	$27,062

Note 7. Income Taxes

We recorded income tax provisions of $3.0 million and $0.6 million for the three and six months ended April 30, 2011, respectively. We recorded an income tax benefit of $0.4 million for each of the three and six months ended April 30, 2010. The effective tax rates for the three and six months ended April 30, 2011 and 2010 are lower than the U.S. statutory tax rate due to earnings in countries where we are taxed at lower rates compared to the U.S. federal and state statutory rates, utilization of previously unbenefitted U.S. tax attributes and reversal of uncertain tax position liabilities as statutes of limitations expired.

As of April 30, 2011, we remain in a net deferred tax liability position. The realization of our deferred tax assets depends primarily on our ability to generate sufficient U.S. and foreign taxable income in future periods. We have determined that it is not more likely than not that the deferred tax assets in the United States and certain foreign jurisdictions will be realized. Therefore we continue to record a full valuation allowance against these assets as of April 30, 2011. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters as we reevaluate the underlying basis for our estimates of future domestic and certain foreign taxable income.

We have recorded our uncertain tax position liability as a long-term liability as we do not expect significant payments to occur over the next twelve months. The amount of unrecognized tax positions could be reduced upon closure of tax examinations or if the statute of limitations on certain tax filings expire without assessment from the tax authorities. We believe that it is reasonably possible that there could be a reduction in unrecognized tax benefits due to statute of limitation expirations in multiple tax jurisdictions during the next twelve months of approximately $1.6 million. Interest and penalties accrued on these uncertain tax positions will also be released upon the expiration of statutes of limitations.

Note 8. Stock-based Compensation

We grant stock awards, including stock options, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) pursuant to stockholder approved equity incentive plans. These equity incentive plans are described in further detail in Note 10. Stockholders’ Equity of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010. All stock awards granted during the six months ended April 30, 2011 were granted under the 2006 Equity Incentive Plan, as amended.

Valuation Assumptions

The grant-date fair value of RSUs is equal to the market value of our common stock on the date of grant. The grant date fair value of stock options is estimated using the Black-Scholes valuation model, consistent with the provisions of ASC 718 Compensation-Stock Compensation. We used the following weighted-average assumptions for the three and six months ended April 30, 2011 and 2010:

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
Expected term of the options (in years)	4.0	4.0	4.0	4.0
Risk-free interest rate	1.8%	2.1%	1.7%	2.1%
Expected stock price volatility	69.6%	69.5%	70.9%	69.8%
Expected dividend rate	0.0%	0.0%	0.0%	0.0%

Stock-based Compensation Expense

The following table presents the stock-based compensation expense recognized in accordance with ASC 718 during the three and six months ended April 30, 2011 and 2010 (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
Cost of net revenues	$394	$14	$791	$408
Research and development	939	329	1,814	1,267
Sales and marketing	3,550	2,017	6,579	3,843
General and administrative	4,435	1,636	7,573	3,164

Total stock-based compensation	$9,318	$3,996	$16,757	$8,682

As of April 30, 2011, total unrecognized compensation expense adjusted for estimated forfeitures related to unvested stock options, and RSUs and RSAs was $26.0 million and $29.3 million, respectively, which is expected to be recognized over the remaining weighted-average vesting periods of 2.3 years for stock options and 2.5 years for RSUs and RSAs.

Stock Option Activity

The following table provides a summary of stock option activity under our equity incentive plans for the six months ended April 30, 2011:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at October 31, 2010	9,792	$14.04
Granted	116	48.93
Exercised	(2,413)	15.53
Cancelled	(155)	13.67
Expired	(8)	27.16

Balance at April 30, 2011	7,332	$14.09	5.0	$298,623

Vested or expected to vest at April 30, 2011	6,754	$14.01	4.9	$275,636

Exercisable at April 30, 2011	2,155	$14.36	4.1	$87,201

The weighted average fair value per share of options granted during the six months ended April, 2011 and 2010 was $26.24 and $10.28, respectively. The total intrinsic value of options exercised was $73.0 million and $5.7 million during the six months ended April 30, 2011 and 2010, respectively.

Restricted Stock Units and Restricted Stock Awards

The following table summarizes RSU and RSA activity for the six months ended April 30, 2011:

	Shares (in thousands)	Aggregate Intrinsic Value (in thousands)
Outstanding at October 31, 2010	1,010
Granted	698
Vested	(262)

Outstanding at April 30, 2011	1,446	$79,290

Vested and expected to vest at April 30, 2011	1,315	$72,089

Ending exercisable (vested and deferred)	257	$14,082

The weighted average grant date fair value per share of RSUs granted during the six months ended April 30, 2011 and 2010 was $39.89 and $18.17, respectively. The total fair value of RSUs that vested in the six months ended April 30, 2011 and 2010 was $11.6 million and $0.5 million, respectively.

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

The following details the computation of net income per common share (in thousands, except per share data):

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
Basic and diluted net income per share:
Numerator:
Net income	$25,200	$20,225	$57,231	$30,846

Denominator:
Weighted average common stock outstanding	88,418	85,008	87,744	84,847
Weighted average effect of dilutive securities:
Stock options, RSUs and RSAs	4,241	2,527	4,237	2,223
Notes (1)	775	0	387	0

Weighted average shares diluted	93,434	87,535	92,368	87,070

Net income per share:
Basic	$0.29	$0.24	$0.65	$0.36

Diluted	$0.27	$0.23	$0.62	$0.35

(1)	The diluted shares from the Notes do not include the effects of our Note Hedge, as described in Note 4. Financings in the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The Note hedge will reduce the dilution by 50% if and when the Notes are redeemed and the Note Hedge is exercised.

For the three and six months ended April 30, 2011, stock awards to purchase 0.4 million shares of common stock were excluded from the calculation of earnings per share as they were anti-dilutive. For the three and six months ended April 30, 2010, stock awards to purchase 2.8 million and 3.2 million shares of common stock, respectively, were excluded from the calculation of earnings per share as they were anti-dilutive. These awards could be included in future calculations if the market value of the common shares increases.

The Notes are considered to be Instrument C securities as defined by ASC 815-15-55-18, and therefore, only the conversion spread relating to the Notes is included in our diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread of the Notes has a dilutive effect when the average share price of our common stock during the period exceeds $44.02. The average share price of our common stock during the three months ended April 30, 2011 was $50.19 and therefore the Notes were dilutive for the three and six months ended April 30, 2011. The average share price was less than $44.02 for the three and six months ended April 30, 2010 and therefore the Notes were anti-dilutive for such periods.

Warrants to purchase 7.2 million shares of our common stock were outstanding at April 30, 2011 and October 31, 2010 but were not included in the computation of diluted earnings per share because the warrants’ exercise price of $62.356 was greater than the average share price of our common stock during the three and six months ended April 30, 2011 and 2010; therefore, the effect of the warrants was anti-dilutive for those periods.

Note 10. Commitments and Contingencies

Commitments

Manufacturing Agreements

We work on a purchase order basis with third-party contract manufacturers with facilities primarily located in China, Singapore, Israel and Brazil, and component suppliers located throughout the world to supply nearly all of our finished goods inventories, spare parts, and accessories. We generally provide each such supplier with a purchase order to cover the manufacturing requirements, which constitutes a binding commitment by us to purchase materials and finished goods produced by the manufacturer as specified in the purchase order. Most of these purchase orders are considered to be non-cancellable and are expected to be paid within one year of the issuance date. As of April 30, 2011, the amount of purchase commitments issued to contract manufacturers and component suppliers totaled approximately $107.1 million. Of this amount, $8.3 million has been recorded in Other Current Liabilities in the accompanying Condensed Consolidated Balance Sheets because these commitments are not expected to have future value to us.

We utilize a limited number of third parties to manufacture our products and rely upon these contract manufacturers to produce and deliver products to our customers on a timely basis and at an acceptable cost. Furthermore, a majority of our manufacturing activities are concentrated in China. As a result, disruptions to the business or operations of the contract manufacturers or to their ability to produce the required products in a timely manner, and particularly disruptions to these manufacturing facilities located in China, could significantly impact our business and operations. In addition, a number of components that are necessary to manufacture and assemble our systems are specifically customized for use in our products and are obtained from sole source suppliers on a purchase order basis. Because of the customized nature of these components and the limited number of available suppliers, it would be difficult and costly to find alternative sources in a timely manner.

Contingencies

Accrued Warranty

We provide reserves for the estimated costs of product warranty obligations based on a number of factors including the size of the installed base of products subject to warranty protection, historical and projected warranty claim rates, historical and projected costs associated with claims, and knowledge of specific product failures that are outside of our typical experience. We assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary based on our actual experience and any changes in future estimates. As of April 30, 2011 and October 31, 2010, our warranty accrual included product specific warranty accruals of approximately $3.8 million and $2.2 million, respectively, related to specific issues with our products. The amount accrued represents our best estimate of the costs expected to be incurred based on currently available information. We may incur additional warranty expense related to these products in future periods.

Brazilian State Tax Assessments

State Value Added Tax

One of our Brazilian subsidiaries has been notified of a tax assessment regarding Brazilian state value added tax (“VAT”), for the periods from 2000 to 2002 that relates to products supplied to us by a contract manufacturer. The assessment relates to an asserted deficiency of 4.7 million Brazilian reais (approximately $3.0 million). The tax assessment was based on a clerical error in which our Brazilian subsidiary omitted the required tax exemption number on our invoices. On August 27, 2003, the tax authorities rendered a first level decision that maintained the tax assessment. We have appealed the first level decision. On March 30, 2009, the proceeding was remitted to the State Court of Appeals. We presented further oral arguments in our defense before the State Court of Appeals on April 28, 2010. In December 2010, the State Court of Appeals ruled in our favor on the matter, determining that the tax assessment should be cancelled. On March 1, 2011, the tax authority filed a special appeal against the decision of the State Court of Appeals, and the matter is now before the third and final administrative level.

We do not expect that we will ultimately incur a material liability in respect of this assessment, and have not recorded a reserve for this assessment, because we believe, based in part on advice of our Brazilian tax counsel, that we are likely to prevail in the proceedings relating to this assessment. In the event we receive an adverse ruling from the administrative body, we will decide whether or not to appeal and would reexamine the determination as to whether an accrual is necessary. It is currently uncertain what impact this state tax examination may have with respect to our use of a corresponding exemption to reduce the Brazilian federal VAT.

Importation of Goods Assessments

Two of our Brazilian subsidiaries that were acquired as a part of the November 2006 Lipman Electronic Engineering Ltd (“Lipman”) acquisition have been notified of assessments regarding Brazilian customs penalties that relate to alleged infractions in the importation of goods. The assessments were issued by the Federal Revenue Department in the City of Vitória, the City of São Paulo, and the City of Itajai. The assessments relate to asserted deficiencies initially totaling 26.9 million Brazilian reais (approximately $17.1 million) excluding interest. The tax authorities allege that the structure used for the importation of goods was simulated with the objective of evading taxes levied on the importation by under-invoicing the imported goods. The tax authorities allege that the simulation was created through a fraudulent interposition of parties, where the real sellers and buyers of the imported goods were hidden.

In the Vitória tax assessment, the fines were reduced from 4.7 million Brazilian reais (approximately $3.0 million) to 1.5 million Brazilian reais (approximately $0.9 million) on a first level administrative decision on January 26, 2007. Both the tax authorities and the Company filed appeals of the first level administrative decision. In this appeal, we argued that the tax authorities did not have enough evidence to determine that the import transactions were indeed fraudulent and that, even if there were some irregularities in such importations, they could not be deemed to be our responsibility since all the transactions were performed by the third-party importer of the goods. On June 30, 2010, the Taxpayers Administrative Council of Tax Appeals decided to reinstate the original claim amount of 4.7 million Brazilian reais (approximately $3.0 million) against us. A formal ruling on the decision of the Administrative Council has not yet been issued. Once a formal ruling is issued by the Administrative Council, we will decide whether or not to appeal to the judicial level. Based on our current understanding of the underlying facts, we believe that it is probable that our Brazilian subsidiary will be required to pay some amount of fines. At April 30, 2011, we have accrued 4.7 million Brazilian reais (approximately $3.0 million) for this matter, excluding interest.

On July 12, 2007, we were notified of a first administrative level decision rendered in the São Paulo tax assessment, which maintained the total fine of 20.2 million Brazilian reais (approximately $12.9 million) as imposed. On August 10, 2007, we appealed the first administrative level decision to the Taxpayers Council. A hearing was held on August 12, 2008 before the Taxpayers Council, and on October 14, 2008, the Taxpayers Council granted our appeal and dismissed the São Paulo assessment based upon the assessment being erroneously calculated on the value of the sale of the products in question to end customers in the local market rather than on the declared importation value of such products. We were subsequently notified of the Taxpayers Council’s decision and the case was dismissed on May 19, 2009. In August 2009, the Brazilian tax authorities requested additional materials from us. In October 2009, we received a revised assessment in this matter of 1.9 million Brazilian reais (approximately $1.2 million). On May 20, 2010, we were notified of a first level decision canceling the revised tax assessment. This decision is currently pending second level review and, as of April 30, 2011, we have retained an accrual for this matter pending the second level review. In addition, pursuant to a contingency legal representation agreement entered into between one of our Brazilian subsidiaries (prior to the Lipman acquisition) and Brazilian counsel, our Brazilian subsidiary agreed to pay a contingent legal fee of 5.0 million Brazilian reais (approximately $3.2 million) to Brazilian counsel for achieving the successful dismissal of the São Paulo tax assessment. This contingent fee was fully paid during the fiscal year ended October 31, 2010. At April 30, 2011, we have accrued 1.6 million Brazilian reais (approximately $1.0 million) for this matter.

On May 22, 2008, we were notified of a first administrative level decision rendered in the Itajai assessment, which maintained the total fine of 2.0 million Brazilian reais (approximately $1.3 million) as imposed, excluding interest. On May 27, 2008, we appealed the first level administrative level decision to the Taxpayers Council. This matter is currently pending second level decision. Based on our current understanding of the underlying facts, we believe that it is probable that our Brazilian subsidiary will be required to pay some amount of fines. Accordingly, at April 30, 2011, we have accrued 2.0 million Brazilian reais (approximately $1.3 million) for this matter, excluding interest.

Municipality Tax on Services Assessments

In December 2009, one of the Brazilian subsidiaries that was acquired as part of the Lipman acquisition was notified of a tax assessment regarding alleged nonpayment of tax on services rendered for the period from September 2004 to December 2004. This assessment was issued by the municipality of São Paulo (the “municipality”), and asserts a services tax deficiency and related penalties totaling 0.9 million Brazilian reais (approximately $0.6 million) excluding interest. The municipality claims that the Brazilian subsidiary rendered certain services within the municipality of São Paulo but simulated that those services were rendered in another city. At the end of December 2010 the municipality issued further tax assessments alleging the same claims for 2005 through June 2007. These additional subsequent claims assert services tax deficiencies and related penalties totaling 5.9 million Brazilian reais (approximately $3.8 million) excluding interest. In January 2010, we presented our administrative defense to the initial claim issued by the municipality and the proceeding is currently pending first administrative level decision before the tax agency for the municipality. In January 2011, we presented our administrative defense to the subsequently issued claims and the proceeding is currently pending a first administrative level decision before the tax agency for the municipality. At April 30, 2011, we have accrued for these alleged tax deficiencies.

Patent Infringement and Commercial Litigation

Heartland Payment Systems, Inc.

From September 2009 to March 2011 we were a party to certain litigation proceedings with Heartland Payment Systems, Inc. (“Heartland”), a card payment processor, in which we sued Heartland for patent infringement, unfair competition, trademark infringement and certain other claims and Heartland sued us alleging certain unfair business activities, trademark infringement, false advertising, violation of the Anti-cybersquatting Protection Act, and certain other claims.

On March 28, 2011, without admitting any infringement, wrongdoing or violation of law and to avoid the distraction and expense of continued litigation, we settled these lawsuits with Heartland. Under the settlement agreement VeriFone and Heartland agreed to dismiss with prejudice all claims against each other in the pending lawsuits in exchange for mutual releases by both parties with each party bearing its own costs related to the actions. The court entered its order dismissing the actions with prejudice on March 30, 2011.

Cardsoft, Inc. et al v. VeriFone Holdings, Inc., VeriFone, Inc., et al.

On March 6, 2008, Cardsoft, Inc. and Cardsoft (Assignment for the Benefit of Creditors), LLC (“Cardsoft”) commenced an action in the United States District Court for the Eastern District of Texas, Marshall Division, against us and others, alleging infringement of U.S. Patents No. 6,934,945 and No. 7,302,683 purportedly owned by Cardsoft. Cardsoft is seeking a judgment of infringement, and an injunction against further infringement, damages, interest and attorneys’ fees. The trial for this action is currently set for November 2011. We intend to vigorously defend this litigation. The case is still in the preliminary stages, and it is not possible to quantify the extent of our potential liability, if any, related to this action. An unfavorable outcome could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Class Action and Derivative Lawsuits

On or after December 4, 2007, several securities class action claims were filed against us and certain of our officers, former officers, and a former director. These lawsuits were consolidated in the U.S. District Court for the Northern District of California as In re VeriFone Holdings, Inc. Securities Litigation, C 07-6140 MHP. The original actions were: Eichenholtz v. VeriFone Holdings, Inc. et al., C 07-6140 MHP; Lien v. VeriFone Holdings, Inc. et al., C 07-6195 JSW; Vaughn et al. v. VeriFone Holdings, Inc. et al., C 07-6197 VRW (Plaintiffs voluntarily dismissed this complaint on March 7, 2008); Feldman et al. v. VeriFone Holdings, Inc. et al., C 07-6218 MMC; Cerini v. VeriFone Holdings, Inc. et al., C 07-6228 SC; Westend Capital Management LLC v. VeriFone Holdings, Inc. et al., C 07-6237 MMC; Hill v. VeriFone Holdings, Inc. et al., C 07-6238 MHP; Offutt v. VeriFone Holdings, Inc. et al., C 07-6241 JSW; Feitel v. VeriFone Holdings, Inc., et al., C 08-0118 CW. On August 22, 2008, the court appointed plaintiff National Elevator Fund lead plaintiff and its attorneys lead counsel. Plaintiff filed its consolidated amended class action complaint on October 31, 2008, which asserts claims under the Securities Exchange Act Sections 10(b), 20(a), and 20A and Securities and Exchange Commission Rule 10b-5 for securities fraud and control person liability against us and certain of our current and former officers and directors, based on allegations that we and the individual defendants made false or misleading public statements regarding our business and operations during the putative class periods and seeks unspecified monetary damages and other relief. We filed our motion to dismiss on December 31, 2008. The court granted our motion on May 26, 2009 and dismissed the consolidated amended class action complaint with leave to amend within 30 days of the ruling. The proceedings were stayed pending a mediation held in October 2009 at which time the parties failed to reach a mutually agreeable settlement. Plaintiffs’ first amended complaint was filed on December 3, 2009 followed by a second amended complaint filed on January 19, 2010. We filed a motion to dismiss the second amended complaint and the hearing on our motion was held on May 17, 2010. In July 2010, prior to any court ruling on our motion, plaintiffs filed a motion for leave to file a third amended complaint on the basis that they have newly discovered evidence. Pursuant to a briefing schedule issued by the court we submitted our motion to dismiss the third amended complaint and plaintiffs filed their opposition, following which the court took the matter under submission without further hearing. On March 8, 2011, the court ruled in our favor and dismissed the consolidated securities class action without leave to amend. On April 5, 2011, plaintiffs filed its notice of appeal of the district court’s ruling to the U.S. Court of Appeals for the Ninth Circuit. Plaintiffs’ opening brief presently is due on July 14, 2011. At this time, we have not recorded any liabilities related to this action as we are unable to determine the outcome or estimate the potential liability.

Beginning on December 13, 2007, several actions were also filed against certain current and former directors and officers derivatively on our behalf. These derivative lawsuits were filed in: (1) the U.S. District Court for the Northern District of California, as In re VeriFone Holdings, Inc. Shareholder Derivative Litigation, Lead Case No. C 07-6347 MHP, which consolidates King v. Bergeron, et al. (Case No. 07-CV-6347), Hilborn v. VeriFone Holdings, Inc., et al. (Case No. 08-CV-1132), Patel v. Bergeron, et al. (Case No. 08-CV-1133), and Lemmond, et al. v. VeriFone Holdings, Inc., et al. (Case No. 08-CV-1301); and (2) California Superior Court, Santa Clara County, as In re VeriFone Holdings, Inc. Derivative Litigation, Lead Case No. 1-07-CV-100980, which consolidates Catholic Medical Mission Board v. Bergeron, et al. (Case No. 1-07-CV-100980), and Carpel v. Bergeron, et al. (Case No. 1-07-CV-101449). On May 15, 2008, the court in the federal derivative action appointed Charles R. King as lead plaintiff and his attorneys as lead counsel. On October 31, 2008, plaintiffs in the federal action filed their consolidated amended derivative complaint, which names us as a nominal defendant and brings claims for insider selling, breach of fiduciary duty, unjust enrichment, waste of corporate assets and aiding and abetting breach of fiduciary duty against us and certain of our current and former officers and directors. On December 15, 2008, we and the other defendants filed a motion to dismiss. The parties agreed by stipulation that briefing on this motion would relate only to the issue of plaintiffs’ failure to make a pre-suit demand on our Board of Directors. The court granted our motion on May 26, 2009 and dismissed the consolidated amended derivative complaint with leave to amend within 30 days of the ruling. The proceedings were stayed pending a mediation held in October 2009 at which time the parties failed to reach a mutually agreeable settlement. Plaintiffs’ second amended complaint was filed on December 10, 2009. We filed our motion to dismiss the second amended complaint on January 25, 2010 and a hearing on our motion to dismiss was held on May 17, 2010. On August 25, 2010, the federal district court ruled in our favor and dismissed plaintiffs’ second amended derivative complaint without leave to amend. The plaintiffs have appealed the District Court’s judgment to the U.S. Court of Appeal for the Ninth Circuit. Plaintiffs filed its opening brief on April 14, 2011 and we filed our answering brief on May 31, 2011. At this time, we have not recorded any liabilities for this action as we are unable to determine the outcome or estimate the potential liability.

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

On October 31, 2008, the derivative plaintiffs filed their consolidated derivative complaint in California Superior Court for the County of Santa Clara naming us as a nominal defendant and bringing claims for insider selling, breach of fiduciary duty, unjust enrichment, waste of corporate assets and aiding and abetting breach of fiduciary duty against certain of our current and former officers and directors and our largest shareholder as of October 31, 2008, GTCR Golder Rauner LLC. In November 2008, we filed a motion to stay the state court action pending resolution of the parallel federal actions, and the parties have agreed by stipulation to delay briefing on the motion to stay until after the issue of demand futility is resolved in the federal derivative case. On June 2, 2011, by court order and stipulation of the parties, the parties will submit a written case status to the court on August 1, 2011 and again every 60 days thereafter. At this time, we have not recorded any liabilities for this action as we are unable to determine the outcome or estimate the potential liability.

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

Litigation Regarding Planned Acquisition

On May 12, 2011, the United States Department of Justice (the “DOJ”) filed a civil antitrust lawsuit in the U.S. District Court for the District of Columbia against VeriFone, Hypercom Corporation (“Hypercom”) and Ingenico S.A. (“Ingenico”). The DOJ’s complaint alleges antitrust claims with respect to our planned acquisition of Hypercom and with the April 1, 2011 Stock and Asset Purchase Agreement pursuant to which Hypercom would have sold certain assets and liabilities of its U.S. payment terminal business to Ingenico. On May 19, 2011, VeriFone, Hypercom and Ingenico terminated the April 1, 2011 Stock and Asset Purchase Agreement, and VeriFone and Hypercom entered into an agreement with the DOJ to suspend the civil antitrust lawsuit filed against the parties by the DOJ, in order to explore various options for the planned divestiture of Hypercom’s U.S. business, including the possibility of a divestiture to an alternative buyer. Ingenico has requested that the DOJ move to remove Ingenico as a defendant in the litigation.

In connection with our announced merger with Hypercom, several purported class action lawsuits have been filed in Arizona and Delaware state courts alleging variously, among other things, that the board of directors of Hypercom breached its fiduciary duties in not securing a higher price in the merger and that VeriFone, Hypercom, FP Hypercom Holdco, LLC and Francisco Partners II, L.P. aided and abetted that alleged breach. The actions seek injunctive relief and unspecified damages. An agreement in principle has been reached to resolve the litigation based on confirmatory discovery, enhanced public disclosures, and, contingent upon closing of the merger, reimbursement by Hypercom of a portion of the plaintiffs’ attorneys fees. Settlement between the parties is subject to court approval.

We believe we will successfully resolve the claims raised in the DOJ’s lawsuit but if the merger agreement with Hypercom is terminated for reasons relating to certain antitrust or competition law matters, VeriFone may be obligated to pay Hypercom a fee equal to $28.4 million (or $30.4 million if VeriFone elects to extend the termination date and the termination occurs after August 31, 2011). At this time, we have not recorded any liabilities for this action as we believe the payout is not probable.

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

Note 11. Restructuring Charges

There have not been any material changes to our restructuring expenses and accruals during the three and six months ended April 30, 2011. See Note 14. Restructuring Charges in the Notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

Note 12. Related-Party Transactions

For the three months ended April 30, 2011 and 2010, we recorded $3.0 million and $1.3 million, respectively, of sales to certain companies of which members of our Board of Directors also serve on the boards of each such company. For the six months ended April 30, 2011 and 2010, we recorded $8.6 million and $3.7 million, respectively, of sales to certain companies of which members of our Board of Directors also serve on the boards of each such company. As of April 30, 2011 and October 31, 2010, we have outstanding accounts receivable balances of $1.5 million and $3.2 million, respectively, related to such companies.

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

The following table sets forth net revenues and operating income (loss) for our segments (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
Net revenues:
International	$172,148	$134,772	$327,609	$268,558
North America	120,629	106,003	249,106	195,823
Corporate	(331)	(63)	(504)	(269)

Total net revenues	$292,446	$240,712	$576,211	$464,112

Operating income (loss):
International	$45,750	$32,248	$89,760	$66,010
North America	43,345	34,487	90,001	62,046
Corporate	(51,757)	(41,036)	(107,212)	(82,999)

Total operating income	$37,338	$25,699	$72,549	$45,057

Our goodwill by segment was as follows (in thousands):

	April 30, 2011	October 31, 2010
International	$157,436	$150,336
North America	19,640	18,986

Total	$177,076	$169,322

Our total assets by segment were as follows (in thousands):

	April 30, 2011	October 31, 2010
International	$748,964	$656,718
North America	503,325	418,608

Total	$1,252,289	$1,075,326

Geographic Information

The net revenues by geographic area were as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
United States	$111,272	$94,847	$229,805	$176,671
Europe, Middle East and Africa	93,263	66,538	171,970	135,913
Latin America	56,217	50,488	106,348	91,111
Asia	22,232	17,746	48,855	41,536
Canada	9,462	11,093	19,233	18,881

Total net revenues	$292,446	$240,712	$576,211	$464,112

Revenues are allocated to the geographic areas based on the shipping destination of customer orders.

Note 14. Business Acquisition

Gemalto N.V.’s e-payment terminals and systems business unit

On December 31, 2010, we acquired the business and assets of Gemalto N.V.’s e-payment terminals and systems business unit (“Gemalto POS Business”) and certain associated liabilities under an asset purchase agreement. We paid $9.7 million at closing and paid an additional $4.5 million in March 2011 as part of a net assets purchase price adjustment that is provided for under the asset purchase agreement. The results of the Gemalto POS Business have been included in our condensed consolidated financial statements from the acquisition date.

The total consideration was $14.2 million and the net assets acquired were $15.9 million. This resulted in a gain on purchase of $1.7 million which was recorded in Other Income (expense), net in our Condensed Consolidated Statement of Income for the three and six months ended April 30, 2011.

The assets acquired consisted primarily of accounts receivable of $18.5 million, inventories of $6.5 million, other assets of $2.6 million, property, plant and equipment of $1.3 million and intangible assets of $0.7 million. The liabilities assumed were mainly accounts payable of $8.0 million, employee related accruals of $1.4 million, deferred revenue of $1.4 million, other liabilities of $1.8 million, and deferred tax liability of $1.1 million.

We are in the process of finalizing the purchase price accounting for accounts receivable and taxes and we expect to have this finalized in our 2011 fiscal year.

Note 15. Investment in Equity Securities

On February 9, 2010, we invested in Trunkbow International Holdings Ltd. (“Trunkbow”), a Jinan, People’s Republic of China-based mobile payments and value-added service applications company. We paid $5.0 million for 2,500,000 shares of common stock (“shares’) and 500,000 common stock warrants (“warrants”) which represented approximately 8.6% of Trunkbow’s outstanding shares at that time. The warrants have a strike price of $2.0 per share and are exercisable anytime up to 5 years from the closing date. The investment was accounted for using the cost-method and it is recorded in Other Assets in our Condensed Consolidated Balance Sheets. The costs of the 2,500,000 shares and 500,000 warrants were approximately $4.7 million and $0.3 million, respectively.

On February 3, 2011, Trunkbow’s shares began trading on the NASDAQ Global Market. As a result, our investment in Trunkbow shares became marketable and we reclassified this investment as available-for-sale. The shares and warrants are subject to a lock-up agreement whereby they cannot be sold or pledged for 180 days. Accordingly, our investment in the Trunkbow shares is recorded at fair value, based on the quoted market price of the shares adjusted for the discount associated with the lock-up term, and any unrealized gains are included in accumulated other comprehensive income, a component of stockholders’ equity. Realized gains (losses) on the sale of available-for-sale securities, which will be calculated based on the specific identification method, and declines in value below cost judged to be other-than-temporary, if any, will be recorded in Other Income (expense), net as incurred.

The fair value of our Trunkbow shares as of April 30, 2011 was estimated at $10.5 million, net of a $0.9 million discount associated with the lock-up agreement. Accordingly, we recorded an unrealized gain in accumulated other comprehensive income of $5.8 million.

The Trunkbow warrants do not have a readily determinable market price since the warrants are not publicly traded. In addition, the lock-up agreement precludes the warrants from being net settled hence they do not meet the definition of a derivative. Therefore, the investment in the warrants will continue to be recorded as a cost investment. When the lock-up agreement expires, the warrants will become a derivative and will be recorded at fair value. Any gain (loss) we record will be included in other income (expenses), net. The intrinsic value of the warrants was $1.3 million as of April 30, 2011.

We did not record any realized gains or losses during the three and six month periods ended April 30, 2011.

Note 16. Subsequent Events

On May 24, 2011, we signed a share purchase agreement to acquire all the outstanding shares of Destiny Electronic Commerce (Proprietary) Limited (“DECL”) for approximately $48 million in VeriFone stock, or approximately 0.9 million shares of VeriFone’s common stock based on the closing stock price as of April 29, 2011. We may also pay up to $7.0 million in cash or in our stock as contingent consideration, based on the achievement of certain performance targets. DECL is our main distributor in South Africa. We expect to close this acquisition around June 30, 2011.

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

Overview

We are a global leader in secure electronic payment solutions. We provide expertise, solutions, and services that add value to the point of sale with merchant-operated, consumer-facing, and self-service payment systems for the financial, retail, hospitality, petroleum, government, transportation, and healthcare vertical markets. We are one of the largest providers of electronic payment systems worldwide. We believe that we benefit from a number of competitive advantages gained through our 30-year history of success in our industry. These advantages include our globally trusted brand name, large installed base, significant involvement in the development of industry standards, security infrastructure, global operating scale, customizable platforms, and investment in research and development. We believe that these advantages position us well to capitalize on the continuing global shift toward electronic payment transactions.

Our industry’s growth continues to be driven by the long-term shift toward electronic payment transactions and away from cash and checks in addition to changes in security standards that require more advanced electronic payment systems. Internationally, growth rates have generally been higher than in the United States because of the relatively low penetration rates of electronic payment transactions in many countries as well as governmental efforts to modernize economies and to encourage electronic payments as a means of improving collection of value-added tax (“VAT”) and sales tax. Recently, additional factors have driven growth, including the shift from dial up to internet protocol (“IP”), developments in wireless communications, personal identification number (“PIN”) based debit transactions and advances in computing technology that enable vertical solutions and non-payment applications to reside at the point of sale (“POS”). Most recently, widely publicized breaches of systems that handle consumer card details have spurred widespread interest in more secure payment systems and “end-to-end” encryption technology.

Security has continued to be a driving factor in our business as our customers endeavor to meet escalating governmental requirements directed toward the prevention of identity theft as well as operating safeguards imposed by the credit and debit card associations, which include Visa International (“Visa”), MasterCard Worldwide (“MasterCard”), American Express, Discover Financial Services, and JCB Co., Ltd. In September 2006, these card associations established the Payment Card Industry Security Standards Council (“PCI SSC”) to oversee and unify industry standards in the areas of debit and credit card data security. Standards include Payment Card Industry PIN Transaction Security for pin entry devices, PCI-DSS for enterprise data security and PA-DSS for payment application data security. We are a leader in providing systems and software solutions that meet these standards.

Timing of our revenue recognition may cause our revenue to vary from quarter to quarter. Specifically, revenues recognized in some of our fiscal quarters can be back-end weighted when we receive sales orders and deliver a higher proportion of our System Solutions toward the end of such fiscal quarters. This back-end weighting of orders may adversely affect our results of operations in a number of ways and could negatively impact revenues and profits. First, the product mix of orders may not align with manufacturing forecasts, which could result in a shortage of the components needed for production. Second, existing manufacturing capacity may not be sufficient to deliver a high volume of orders in a concentrated time at quarter-end. Third, back-end weighted demand could negatively impact gross margins through higher labor, delivery and other manufacturing and distribution costs. If, on the other hand, we were to seek to manage the fulfillment of back-end weighted orders through holding increased inventory levels, we would risk higher inventory obsolescence charges if our sales fall short of our expectations. In the second quarter of fiscal year 2011, we experienced delays in inventory supply as a result of component shortages caused by the March 2011 earthquake and tsunami in Japan which shifted the timing of some of our product shipments from the first half of the quarter to the end of the quarter. We have reallocated component orders to other suppliers and do not expect our fiscal year 2011 financial results to be negatively impacted by similar component shortages caused by the Japan crisis.

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

We experienced revenue growth in certain developed and emerging countries. In developed countries, we experienced revenue growth driven mainly by customers upgrading and replacing their systems to address best-practice security in more stable economic conditions. We experienced revenue growth in emerging countries primarily due to growing demand as a result of improvements in overall macroeconomic conditions. We expect demand to continue to grow in the remainder of fiscal year 2011, with particular strength in emerging economies and certain North American vertical businesses. Additionally, demand in North America benefited from the integration of our taxi media solutions business and we are expanding that business into other geographies, beginning with the recent launch of our taxi card payment and digital media solutions in the United Kingdom. We continue to devote research and development (“R&D”) resources to address the market needs of both emerging and developed economies.

In November 2010, we announced that we had entered into a definitive agreement to acquire Hypercom Corporation. Hypercom shareholders approved the planned transaction on February 24, 2011, but it remains subject to certain customary regulatory approvals, including resolution of the civil antitrust lawsuit filed by the U.S. DOJ on May 12, 2011 and other closing conditions. On May 19, 2011, we and Hypercom entered into an agreement with the DOJ to suspend the civil antitrust lawsuit filed by the DOJ, in order to explore various options for the planned divestiture of Hypercom’s U.S. business, including the possibility of a divestiture to an alternative buyer, and we are currently in negotiation with alternative buyers. The transaction is anticipated to close in the second half of 2011. For further information, see Note 19. Subsequent Event in the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended October 31, 2010 and Note 10. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.

Results of Operations

Net Revenues

We generate net revenues through the sale of our electronic payment systems and solutions that enable electronic payment transactions, which we identify as System Solutions, as well as, warranty and support services, field deployment, advertising and transaction fees in our taxi media solutions business, installation and upgrade services, and customer-specific application development, which we identify as Services.

Net revenues, which include System Solutions and Services, are summarized in the following table (in thousands, except percentages):

	Three Months Ended April 30,				Six Months Ended April 30,
	2011	2010	Net Change	% Change	2011	2010	Net Change	% Change
System Solutions	$235,334	$199,548	$35,786	17.9%	$461,041	$387,562	$73,479	19.0%
Services	57,112	41,164	15,948	38.7%	115,170	76,550	38,620	50.5%

Total	$292,446	$240,712	$51,734	21.5%	$576,211	$464,112	$112,099	24.2%

System Solutions Revenues

System Solutions net revenues for the three and six months ended April 30, 2011 increased $35.8 million or 17.9%, and $73.5 million or 19.0% compared to the same periods in fiscal year 2010. For the three months ended April 30, 2011 and 2010, System Solutions net revenues comprised 80.5% and 82.9% of total net revenues, respectively. For the six months ended April 30, 2011 and 2010, System Solutions net revenues comprised 80.0% and 83.5% of total net revenues, respectively. The lower proportion of System Solutions net revenues reflects the impact of our taxi media business’ transition from a System Solutions business model to a services model and the inclusion of Services revenues from our taxi media solutions business for the entire six months ended April 30, 2011, as well as growth in Petroleum Services revenues.

International System Solutions net revenues increased $31.1 million, or 26.2%, for the three months ended April 30, 2011 compared to the three months ended April 30, 2010. System Solutions revenue in Europe, Middle East and Africa (“EMEA”) increased $22.4 million, or 38.8%, for the three months ended April 30, 2011 compared to the same period in fiscal year 2010, primarily due to a $14.1 million contribution from the Gemalto business acquired in December 2010, as well as a $3.2 million increase in Southeast Europe mainly as a result of strong performance of our new Vx520 and Vx680 products, a $2.8 million increase in Northern Europe, Middle East and Africa driven by improved economic conditions in the United Kingdom (“U.K.”) as well as efforts by our U.K. customers to address Payment Card Industry PIN Transaction Security (“PCI-PTS”) 3.0 compliance requirements and a $2.3 million increase in Continental Europe primarily attributable to improved economic conditions in some parts of this region.

Asia’s System Solutions net revenues increased $4.5 million, or 28.8%, for the three months ended April 30, 2011 compared to the same period in fiscal year 2010. The growth in Asia was primarily attributable to a $3.0 million increase in Australia and New Zealand mainly due to compliance driven terminal upgrades, a $2.4 million increase in India associated with the beginning of a terminal deployment cycle by financial institutions and a $1.9 million contribution from the Gemalto business acquired in December 2010, partially offset by a $2.8 million decline in China and other southeast Asia countries due to lower sales volume as a result of the timing of customer orders.

Latin America’s System Solutions net revenues increased $4.1 million, or 9.1% for the three months ended April 30, 2011 compared to the same period in fiscal year 2010, mainly due to increased demand throughout the region.

International System Solutions net revenues increased $51.3 million, or 22.0%, for the six months ended April 30, 2011 compared to the six months ended April 30, 2010. System Solutions revenue in EMEA increased $31.1 million, or 26.6%, for the six months ended April 30, 2011 compared to the same period in fiscal year 2010, primarily due to a $16.0 million contribution from the Gemalto business, as well as a $7.7 million increase in Continental Europe as a result of improved economic conditions in some parts of this region and increased customer spending at the end of the 2010 calendar year, a $5.7 million increase in Southeast Europe mainly as a result of our Vx520 and Vx680 product launches and a $1.7 million increase in Northern Europe, Middle East and Africa driven by the above-mentioned factors.

Latin America’s System Solutions net revenues increased $12.6 million, or 15.9% for the six months ended April 30, 2011 compared to the same period in fiscal year 2010, primarily as a result of a $5.6 million increase in Brazil as demand increased with the introduction of the Vx Evolution products as well as increases in several other countries primarily as a result of increased demand throughout the region.

Asia’s System Solutions net revenues increased $7.5 million, or 20.2%, for the six months ended April 30, 2011 compared to the same period in fiscal year 2010. The growth in Asia was primarily attributable to a $5.6 million increase in Australia and New Zealand mainly due to compliance driven terminal upgrades and a $3.8 million contribution from the Gemalto business, a $2.5 million increase in India associated with the beginning of a terminal deployment cycle by financial institutions, partially offset by a $4.5 million decline in China and other southeast Asia countries due to lower sales volume as a result of the timing of customer orders.

North America System Solutions net revenues for the three months ended April 30, 2011 increased $4.7 million, or 5.8%, compared to the three months ended April 30, 2010, with an approximately $10 million increase due to the timing of our multi-lane retail and vertical market customers upgrading their systems and an $8.1 million increase in our North American Financial business, partially offset by a $10.9 million decrease in our Petroleum business and a $3.8 million decrease in our taxi media solutions revenues primarily due to the impact of the transition of our taxi media solutions System Solutions business model to a services model.

North America System Solutions net revenues for the six months ended April 30, 2011 increased $22.3 million, or 14.4%, compared to the six months ended April 30, 2010, with an approximately $23 million increase due to the timing of our multi-lane retail and vertical market customers upgrading their systems and a $10.6 million increase in our North American Financial business, partially offset by a $7.6 million decrease in our Petroleum business and a $7.6 million decrease in our taxi media solutions revenues primarily due to the impact of the transition of our taxi media solutions System Solutions business model to a services model.

System Solutions revenues from our North America Petroleum business decreased in the three and six months periods ended April 30, 2011 driven by the completion of our Petroleum customers’ efforts to address the July 2010 PCI-PED compliance deadlines. Our North America Financial business, which sells payment systems to small and medium-sized businesses through ISOs and payment processors, continued to be somewhat constrained in the United States in fiscal year 2011 due to persistent adverse economic conditions which have delayed retail store openings, but we did benefit from a reduction in inventory levels in the channel which spurred renewed demand.

Recently, economic conditions around the world have shown continued signs of improvement, favorably impacting global demand for our products. We are unable to predict whether these signs of improvements will be sustained. Any sustained economic weakness or deterioration in economic conditions, particularly if persistent, would adversely affect our business, operating results, and financial condition. We expect the North American System Solutions PCI-PED compliance related growth in our Vertical Markets (which includes multi-lane retail, hospitality, retail banking, transit, government and healthcare) and Financial businesses to be moderate, while new technologies like NFC, smartphone enabled payment technologies at the point of sale and security should fuel incremental demand. Demand from our North American Petroleum customers is expected to increase later in fiscal year 2011 as we approach the July 2012 Triple Data Encryption Standard compliance deadline for payments at the gas pump.

Services Revenues

Services net revenues increased $15.9 million, or 38.7%, and $38.6 million, or 50.5%, for the three and six months ended April 30, 2011, respectively, compared to the same periods in fiscal year 2010.

International Services revenues increased $6.3 million, or 38.7%, for the three months ended April 30, 2011, compared to the same period in fiscal year 2010. The increase for the three months ended April 30, 2011 was primarily due to a $1.8 million contribution from the Gemalto business, a $1.6 million increase in Israel, a $0.8 million increase in Brazil mainly due to increased rental business, a $0.8 million increase in Mexico due to higher sales volume and a $0.5 million contribution from All Business Solutions – ABS S.r.l. (“ABS”) in Italy, acquired in September 2010.

International Services revenues increased $7.8 million, or 22.1%, for the six months ended April 30, 2011, compared to the same period in fiscal year 2010 primarily due to a $2.6 million contribution from the Gemalto channel, a $2.2 million increase in Israel, a $1.7 million increase in Mexico due to higher sales volume, a $0.7 million contribution from ABS in Italy, acquired in September 2010 and a $1.0 million increase in Brazil due to increased rental business.

North America Services revenues increased $9.9 million, or 39.7%, in the three months ended April 30, 2011 compared to the three months ended April 30, 2010. Our taxi media solutions Services revenues grew by $5.4 million, of which $2.7 million was due to the impact of our transition from a System Solutions business model to a services model and the remainder was attributable to continued expansion of our media solutions business. We also experienced revenue growth of $1.9 million in Petroleum Services mainly due to our software maintenance programs, with $1.0 million in contribution from the WAY Systems business acquired in September 2010, a $0.6 million increase in system deployment projects at large vertical customers and a $0.6 million increase from our PAYware Connect gateway.

North America Services revenues increased $31.0 million, or 75.0%, in the six months ended April 30, 2011 compared to the six months ended April 30, 2010. Our taxi media solutions Services revenues grew by $18.9 million, of which $5.0 million was due to the impact of our transition from a System Solutions business model to a services model. The remainder of the increase in taxi media solutions Services revenues was attributable to the inclusion of revenues from our taxi media solutions business for the full six months ended April 30, 2011, resulting from the Clear Channel Tax Media (“CCTM”) acquisition which closed on December 31, 2009 and continued expansion of that business. We also experienced other revenue growth of $12.1 million, including $6.1 million in Petroleum Services mainly due to our software maintenance programs, a $1.8 million contribution from the WAY Systems business, a $1.6 million increase in system deployment projects at large vertical customers and a $1.0 million increase from our PAYware Connect gateway.

We expect Services revenues in North America to be driven by continued growth in Petroleum software maintenance programs for the remainder of fiscal year 2011, steady growth in our taxi media solutions business and typical system deployment projects. Internationally, our new London taxi business’ planned ramp up over the next few quarters is expected to increase credit card transactions and advertising revenues.

Gross Profit

The following table shows the gross profit for System Solutions and Services (in thousands, except percentages):

	Three Months Ended April 30,				Six Months Ended April 30,
	Amount		Gross Profit Percentage		Amount		Gross Profit Percentage
	2011	2010	2011	2010	2011	2010	2011	2010
System Solutions	$97,738	$73,535	41.5%	36.9%	$183,305	$141,464	39.8%	36.5%
Services	24,847	15,675	43.5%	38.1%	50,771	29,652	44.1%	38.7%

Total	$122,585	$89,210	41.9%	37.1%	$234,076	$171,116	40.6%	36.9%

System Solutions

Gross profit on System Solutions increased $24.2 million, or 32.9%, and $41.8 million, or 29.6%, for the three and six months ended April 30, 2011, respectively, compared to the same periods in fiscal year 2010. For the three and six months ended April 30, 2011, International and North American gross profit percentages both increased, while Corporate costs as a percentage of revenues for the three months ended April 30, 2011 was unchanged and for the six months ended April 30, 2011 increased compared to the same respective periods in fiscal year 2010.

International gross profit percentage increased during the three and six months ended April 30, 2011 compared to the three and six months ended April 30, 2010, primarily as a result of a favorable product mix impact due to increased sales of newer product solutions, which carry higher margins compared to certain previous generation solutions, and an improved geographic mix within Asia and EMEA.

North America System Solutions gross profit percentage increased during the three and six months ended April 30, 2011 compared to the three and six months ended April 30, 2010. We experienced favorable product mix and customer mix in our financial and multi-lane retail solutions sold in North America, partially offset by less favorable product mix on Petroleum solutions.

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

Corporate costs were unchanged as a percentage of revenues for the three months ended April 30, 2011 compared to the three months ended April 30, 2010, mainly due to a $0.9 million increase in product specific warranty accruals and a $0.8 million increase in the provision for excess and obsolete inventory and scrap, offset by a $1.2 million reduction in royalty expense and $1.1 million decrease in contract manufacturing costs.

Corporate costs as a percentage of revenues increased by 1.8 percentage point, from 0.7% to 2.5% for the six months ended April 30, 2011 compared to the six months ended April 30, 2010, mainly due to a $7.5 million increase in the provision for excess and obsolete inventory and scrap associated with business acquisitions and discontinued product lines and a $2.0 million increase in product specific warranty accruals. These increases were partially offset by a $1.2 million reduction in royalty expense.

Services

Gross profit on Services increased $9.2 million, or 58.5%, and $21.1 million, or 71.2% for the three and six months ended April 30, 2011 compared to the three and six months ended April 30, 2010 largely attributable to increases in Services revenues as well as higher gross margin percentages.

North America gross margin percentages increased during the three and six months ended April 30, 2011 compared to the three and six months ended April 30, 2010, primarily due to improved margins on the taxi media solutions and transactions and more favorable product mix in our Petroleum Services business, as well as the inclusion of two full first quarters of gross margin from our taxi media solutions business resulting from the CCTM acquisition which closed on December 31, 2009. International gross margin percentages increased during the three and six months ended April 30, 2011 compared to the same periods in fiscal year 2010, primarily driven by margin improvements in Brazil related to repair services.

Research and Development Expenses

Research and development (“R&D”) expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended April 30,				Six Months Ended April 30,
	2011	2010	Net Change	Percentage Change	2011	2010	Net Change	Percentage Change
Research and development	$25,402	$17,811	$7,591	42.6%	$47,044	$34,911	$12,133	34.8%
Percentage of net revenues	8.7%	7.4%			8.2%	7.5%

R&D expenses for the three months ended April 30, 2011, including the impact of changes in currency exchange rates, increased $7.6 million, or 42.6%, compared to the three months ended April 30, 2010 primarily due to a $5.2 million increase in personnel expenses as a result of the addition of new businesses and headcount increases associated with the launch of Vx evolution and PAYware Mobile solutions and a $0.7 million increase in outside services. In addition, stock-based compensation expense increased by $0.6 million. Changes in foreign currency exchange rates resulted in a $0.5 million increase in R&D expenses during the three months ended April 30, 2011 compared to the three months ended April 30, 2010.

R&D expenses for the six months ended April 30, 2011, including the impact of changes in currency exchange rates, increased $12.1 million, or 34.8%, compared to the six months ended April 30, 2010 primarily due to an $8.7 million increase in personnel expenses as a result of the addition of new businesses and headcount increases associated with the launch of Vx evolution and PAYware Mobile solution and a $0.9 million increase in outside services. Additionally, R&D expenses increased by $1.0 million due to a shift towards general application development projects which benefit broad groups of customers rather than customer specific projects, the costs of which are typically charged to cost of net revenues. Stock-based compensation increased by $0.5 million. Changes in foreign currency exchange rates resulted in a $0.8 million increase in R&D expenses during the six months ended April 30, 2011 compared to the six months ended April 30, 2010.

We expect R&D expenses, assuming a stable currency environment, to grow in absolute amounts for the remainder of fiscal year 2011.

Sales and Marketing Expenses

Sales and marketing expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended April 30				Six Months Ended April 30,
	2011	2010	Net Change	Percentage Change	2011	2010	Net Change	Percentage Change
Sales and marketing	$31,139	$22,415	$8,724	38.9%	$59,445	$42,890	$16,555	38.6%
Percentage of net revenues	10.6%	9.3%			10.3%	9.2%

Sales and marketing expenses for the three months ended April 30, 2011, including the impact of changes in currency exchange rates, increased $8.7 million, or 38.9%, compared to the three months ended April 30, 2010. Worldwide sales expenses increased by $6.9 million primarily due to the addition of new businesses and headcount increases to support higher demand as significant revenue growth occurred in most emerging markets and developed countries. The increase in sales expenses primarily consisted of a $4.3 million increase in personnel related expenses and a $1.5 million increase in stock-based compensation expense.

Worldwide marketing expenses grew by $1.8 million primarily consisting of a $0.8 million increase in advertising and marketing expense to support the launch of a number of new initiatives such as end-to-end encryption, PAYware Mobile solutions, PAYMEDIA, and the Vx Evolution transition and a $0.7 million increase in personnel costs largely due to headcount increases. Changes in foreign currency exchange rates resulted in a $0.4 million increase in sales and marketing expenses during the three months ended April 30, 2011 compared to the three months ended April 30, 2010.

Sales and marketing expenses for the six months ended April 30, 2011, including the impact of changes in currency exchange rates, increased $16.6 million, or 38.6%, compared to the six months ended April 30, 2010. Worldwide sales expenses increased by $13.7 million primarily due to the addition of new businesses and headcount increases to support higher demand as significant revenue growth occurred in most emerging markets and developed countries. The increase in sales expenses primarily consisted of an $8.2 million increase in personnel related expenses and a $2.7 million increase in stock-based compensation expense. Sales expense also included a $0.8 million increase in travel and a $0.5 million increase in facilities related expenses.

Worldwide marketing expenses grew by $2.9 million primarily due to a $1.1 million increase in advertising and marketing expenses to support the launch of a number of new initiatives such as end-to-end encryption, PAYware Mobile solutions, PAYMEDIA, and the Vx Evolution transition and a $1.3 million increase in personnel costs as a result of higher headcount. Changes in foreign currency exchange rates resulted in a $0.7 million increase in sales and marketing expenses for the six months ended April 30, 2011, compared to the same period in fiscal year 2010.

We expect sales and marketing expenses, assuming a stable currency environment, to grow in absolute amounts for the remainder of fiscal year 2011.

General and Administrative Expenses

General and administrative expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended April 30,				Six Months Ended April 30,
	2011	2010	Net Change	Percentage Change	2011	2010	Net Change	Percentage Change
General and administrative	$27,041	$19,680	$7,361	37.4%	$51,057	$40,161	$10,896	27.1%
Percentage of net revenues	9.2%	8.2%			8.9%	8.7%

General and administrative expenses for the three months ended April 30, 2011, including the impact of changes in currency exchange rates, increased $7.4 million, or 37.4%, compared to the three months ended April 30, 2010. This increase was primarily due to a $3.1 million increase in acquisition related charges largely attributable to professional services fees, a $2.8 million increase in stock-based compensation expense, and a $1.8 million increase in personnel expenses primarily due to headcount increases and higher benefit costs resulting from the resumption of the discretionary employer match related to our 401(k) plan for our U.S. employees. These increases were partially offset by a $1.3 million decrease in tax and legal-related professional services. Changes in foreign currency exchange rates resulted in a $0.2 million increase in general and administrative expenses during the three months ended April 30, 2011 compared to the three months ended April 30, 2010.

General and administrative expenses for the six months ended April 30, 2011, including the impact of changes in currency exchange rates, increased $10.9 million, or 27.1%, compared to the six months ended April 30, 2010. This increase was primarily due to a $5.8 million increase in acquisition related charges largely attributable to professional services fees, a $4.4 million increase in stock-based compensation expense, and a $3.4 million increase in personnel expenses primarily due to headcount increases and higher benefit costs resulting from the resumption of the discretionary employer match related to our 401(k) plan for our U.S. employees. These increases were partially offset by a $2.7 million decrease in tax and legal related professional services. Changes in foreign currency exchange rates resulted in a $0.3 million increase in general and administrative expenses in the six months ended April 30, 2011 compared to the six months ended April 30, 2010.

We expect general and administrative expenses, assuming a stable currency environment, to be relatively flat for the remainder of fiscal year 2011 excluding the incremental acquisition related expenses.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets decreased $1.9 million and $4.1 million in the three and six months ended April 30, 2011, respectively, compared to the same periods in fiscal year 2010 primarily as a result of purchased intangible assets being fully amortized.

Interest Expense

Interest expense increased $0.3 million and $0.6 million in the three and six months ended April 30, 2011, respectively, compared to the three and six months ended April 30, 2010 primarily attributable to the increase in non-cash interest on our 1.375% Convertible Notes.

Other Income (Expense), Net

Other income (expense), net decreased $2.9 million during the three months ended April 30, 2011 compared to the three months ended April 30, 2010 primarily attributable to a $2.3 million increase in net foreign exchange losses and the non-recurrence of a $1.5 million gain resulting from the reversal of a sales tax accrual during the three months ended April 30, 2010. These decreases were partially offset by a $0.7 million gain from an adjustment to acquisition related balances.

Other income (expense), net increased $0.6 million during the six months ended April 30, 2011 compared to the six months ended April 30, 2010 primarily attributable to a $1.7 million gain on our acquisition of the Gemalto POS Business which closed on December 31, 2010, a $1.4 million gain from adjustments to acquisition related balances and a $0.3 million reduction in non- deductible penalties and interest. These increases were partially offset by a $1.7 million increase in net foreign exchange losses and the non-recurrence of a $1.5 million gain resulting from the reversal of a sales tax accrual during the six months ended April 30, 2010.

Provision for Income Tax

We recorded income tax provisions of $3.0 million and $0.6 million for the three and six months ended April 30, 2011, respectively. We recorded an income tax benefit of $0.4 million for each of the three and six months ended April 30, 2010. The effective tax rates for the three and six months ended April 30, 2011 and 2010 are lower than the U.S. statutory tax rate due to earnings in countries where we are taxed at lower rates compared to the U.S. federal and state statutory rates, utilization of previously unbenefitted U.S. tax attributes and reversal of uncertain tax position liabilities as statutes of limitations expired.

As of April 30, 2011, we remain in a net deferred tax liability position. The realization of our deferred tax assets depends primarily on our ability to generate sufficient U.S. and foreign taxable income in future periods. We have determined that it is not more likely than not that the deferred tax assets in the United States and certain foreign jurisdictions will be realized. Therefore we continue to record a full valuation allowance against these assets as of April 30, 2011. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters as we reevaluate the underlying basis for our estimates of future domestic and certain foreign taxable income.

We have recorded our uncertain tax position liability as a long-term liability as we do not expect significant payments to occur over the next twelve months. The amount of unrecognized tax positions could be reduced upon closure of tax examinations or if the statute of limitations on certain tax filings expire without assessment from the tax authorities. We believe that it is reasonably possible that there could be a reduction in unrecognized tax benefits due to statute of limitation expirations in multiple tax jurisdictions during the next twelve months of approximately $1.6 million. Interest and penalties accrued on these uncertain tax positions will also be released upon the expiration of statutes of limitations.

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

The following table sets forth net revenues and operating income (loss) for our segments (in thousands):

	Three Months Ended April 30,				Six Months Ended April 30,
	2011	2010	Net Change	Percentage Change	2011	2010	Net Change	Percentage Change
Net revenues:
International	$172,148	$134,772	$37,376	27.7%	$327,609	$268,558	$59,051	22.0%
North America	120,629	106,003	14,626	13.8%	249,106	195,823	53,283	27.2%
Corporate	(331)	(63)	(268)	nm	(504)	(269)	(235)	nm

Total net revenues	$292,446	$240,712	$51,734	21.5%	$576,211	$464,112	$112,099	24.2%

Operating income (loss):
International	$45,750	$32,248	$13,502	41.9%	$89,760	$66,010	$23,750	36.0%
North America	43,345	34,487	8,858	25.7%	90,001	62,046	27,955	45.1%
Corporate	(51,757)	(41,036)	(10,721)	nm	(107,212)	(82,999)	(24,213)	nm

Total operating income	$37,338	$25,699	$11,639	45.3%	$72,549	$45,057	$27,492	61.0%

(1)	nm – not meaningful

International Segment

International total net revenues increased $37.4 million, or 27.7%, for the three months ended April 30, 2011 compared to the three months ended April 30, 2010 due to a $31.1 million increase in System Solutions net revenues and a $6.3 million increase in Services net revenues. International total net revenues increased $59.1 million, or 22.0%, for the six months ended April 30, 2011 compared to the six months ended April 30, 2010 due to a $51.3 million increase in System Solutions net revenues and a $7.8 million increase in Services net revenues. See discussion under Results of Operations — Net Revenues.

For the three months ended April 30, 2011, International operating income increased $13.5 million, or 41.9% compared to the three months ended April 30, 2010 primarily due to increases in gross margin partially offset by an increase in operating expenses. For the six months ended April 30, 2011, International operating income increased $23.8 million, or 36.0% compared to the six months ended April 30, 2010 primarily due to increases in gross margin partially offset by an increase in operating expenses.

North America Segment

North America total net revenues increased $14.6 million, or 13.8%, for the three months ended April 30, 2011 compared to the three months ended April 30, 2010 due to a $9.9 million increase in Services net revenues and a $4.7 million increase in System Solutions net revenues. North America total net revenues increased $53.3 million, or 27.2%, for the six months ended April 30, 2011 compared to the six months ended April 30, 2010 due to a $31.0 million increase in Services net revenues and a $22.3 million increase in System Solutions net revenues. See Results of Operations — Net Revenues.

The $8.9 million, or 25.7% increase in North America operating income for the three months ended April 30, 2011 compared to the three months ended April 30, 2010 was mainly due to an increase in gross margin partially offset by an increase in operating expenses. The $28.0 million, or 45.1% increase in North America operating income for the six months ended April 30, 2011 compared to the six months ended April 30, 2010 was mainly due to an increase in gross margin partially offset by an increase in operating expenses.

Corporate Segment

Corporate operating loss increased $10.7 million for the three months ended April 30, 2011 compared to the three months ended April 30, 2010, primarily due to a $5.3 million increase in stock-based compensation expense, a $4.3 million increase in personnel costs, a $2.9 million increase in acquisition and integration related professional services fees, a $0.9 million increase in product specific warranty expense, and a $0.8 million increase in provision for excess and obsolete inventory and scrap. These increases were partially offset by a $3.6 million reduction in total amortization of purchased intangible assets and $1.1 million decrease in contract manufacturing related costs.

Corporate operating loss increased $24.2 million for the six months ended April 30, 2011 compared to the six months ended April 30, 2010, primarily due to a $8.1 million increase in stock-based compensation expense, a $7.5 million increase in personnel costs, a $7.5 million increase in provision for excess and obsolete inventory and scrap associated with business acquisitions and discontinued product lines, a $5.5 million increase in acquisition and integration related professional services fees, and a $2.0 million increase in product specific warranty expense. These increases were partially offset by a $6.2 million reduction in total amortization of purchased intangible assets.

Liquidity and Capital Resources

	Six Months Ended April 30,
	2011	2010
Net cash provided by (used in):
Operating activities	$68,831	$75,994
Investing activities	(20,049)	(20,275)
Financing activities	34,676	154
Effect of exchange rate fluctuations on cash and cash equivalents	2,947	(1,881)

Net increase in cash and cash equivalents	$86,405	$53,992

Our primary liquidity and capital resource needs are to service our debt, finance working capital, and to make capital expenditures and investments. As of April 30, 2011, our primary sources of liquidity were cash and cash equivalents of $531.5 million as well as $25.0 million available to us under our revolving credit facility. Cash and cash equivalents included $315.5 million held by our foreign subsidiaries as of April 30, 2011 and if we decide to distribute or use such cash and cash equivalents outside those foreign jurisdictions, including a distribution to the United States, we may be subject to additional taxes or costs.

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

Operating Activities

Net cash flow from operating activities was $68.8 million for the six months ended April 30, 2011.

Cash provided by operations before changes in working capital amounted to $97.3 million for the six months ended April 30, 2011 and consisted of $57.2 million of net income adjusted for $40.0 million of non-cash items consisting primarily of depreciation and amortization, stock-based compensation expense, and non-cash interest expense.

Changes in working capital resulted in a $28.4 million decrease in cash and cash equivalents during the six months ended April 30, 2011. The main drivers of this decrease were as follows:

•	A $56.8 million increase in accounts receivable primarily due to increased revenues and the timing of billings and collections for the first six months of fiscal year 2011.

•	A $17.7 million increase in prepaid expenses and other assets primarily attributable to an increase in prepaid income taxes.

Partially offset by:

•	A $23.5 million increase in accounts payable and accrued expense and other liabilities primarily due to the timing of purchases and payments.

•	An $11.4 million decrease in inventory due to timing of product purchases and shipments.

Investing Activities

Net cash used in investing activities was $20.0 million in the six months ended April 30, 2011. The main uses of cash were payments of $14.2 million for the Gemalto POS Business acquisition and $5.3 million for purchases of machinery and computer equipment.

Financing Activities

Net cash provided by financing activities was $34.7 million in the six months ended April 30, 2011 primarily consisting of $37.4 million of proceeds from the exercise of stock options under our employee equity incentive plans partially offset by $2.7 million of repayments of debt.

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

There were no significant changes to our critical accounting policies during the six months ended April 30, 2011. For information about critical accounting policies, see Note 1. Principles of Consolidation and Summary of Significant Accounting Policies and Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

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

Interest Rates

We are exposed to interest rate risk related to our borrowings under the credit agreement we entered into on October 31, 2006. These borrowings generally bear interest based upon the one or three-month LIBOR rate. As of April 30, 2011, a 50 basis point increase in interest rates on our borrowings subject to variable interest rate fluctuations would increase our interest expense by approximately $1.1 million annually. We generally invest most of our cash in overnight and short-term instruments, which would earn more interest income if market interest rates rise and less interest income if market interest rates fall.

Foreign Currency Risk

A majority of our sales are made to customers outside the United States. A substantial portion of the net revenues we generate from such sales is denominated in currencies other than the U.S. dollar. Additionally, portions of our cost of net revenues and other operating expenses are incurred by our international operations and are denominated in local currencies. For consolidated reporting, revenue and expenses denominated in non-U.S. currencies are translated to U.S. dollars at average currency exchange rates for the period (“P&L Exposures”). Thus, even if foreign currency results were stable, fluctuating currency rates produce volatile reported results. We have made limited efforts to mitigate P&L Exposures by hedging with currency derivatives. As of April 30, 2011, we have no foreign exchange forward contracts designated as a cash flow hedge pursuant to ASC 815.

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

Our outstanding foreign exchange forward contracts as of April 30, 2011 are presented in the table below. All forward contracts are representative of the expected payments to be made under these instruments. The fair market value of the contracts represents the difference between the spot currency rate at April 30, 2011 and the contracted rate. All of these forward contracts mature within 35 days of April 30, 2011 (in thousands):

	Currency	Local Currency Contract Amount	Currency	Contracted Amount	Fair Market Value at April 30, 2011
Contracts to buy U.S. dollar
Canadian dollar	CAD	(3,000)	USD	3,138	$(1)
British pound	GPB	(4,000)	USD	6,580	(29)
Chinese yuan	CNY	(63,000)	USD	9,704	(15)
Euro	EUR	(20,000)	USD	29,287	(7)
Indian rupee	INR	(300,000)	USD	6,699	(19)
Mexican peso	MXN	(40,000)	USD	3,440	0
Polish zloty	PLN	(13,000)	USD	4,758	(75)

					(146)

As of April 30, 2011, our Balance Sheet Exposures amounted to $80.1 million and were partially offset by forward contracts with a notional amount of $63.8 million. Based on our net exposures as of April 30, 2011, a 10% movement in currency rates would result in a gain or loss of $1.6 million.

Hedging of our Balance Sheet Exposures may not always be effective to protect us against currency exchange rate fluctuations, particularly in the event of imprecise forecasts of non-U.S. denominated assets and liabilities. In addition, at times we have not fully hedged our Balance Sheet Exposures, leaving us at risk to foreign exchange gains and losses on the un-hedged amounts. Furthermore, historically we have not hedged our P&L Exposures. Accordingly, if there were an adverse movement in exchange rates, we might suffer significant losses. For instance, for the six months ended April 30, 2011 and 2010, we recorded $3.0 million and $1.2 million in net foreign exchange losses, respectively, despite our hedging activities.

Equity Price Risk

In June 2007, we sold $316.2 million aggregate principal amount of 1.375% Senior Convertible Notes due June 2012 (the “Notes”) which may be converted prior to maturity into cash and shares of our common stock upon the occurrence of certain events. Through April 30, 2011, we repurchased and extinguished an aggregate of $38.9 million par value of our outstanding Notes. As of April 30, 2011, the remaining par value of the outstanding Notes was $277.3 million. The conversion price of the Notes at issuance was approximately $44.02 per share. Upon conversion, we would pay the holder the cash value of the applicable number of shares of our common stock, up to the principal amount of the Notes. Amounts in excess of the principal amount, if any, would be paid in our common stock. Concurrently with the issuance of the Notes, we entered into note hedge transactions to reduce the financial impact from the conversion of the Notes and to mitigate any negative effect such conversion may have on the price of our common stock. We entered into the note hedge transactions with Lehman Brothers OTC Derivatives (“Lehman Derivatives”) and JP Morgan Chase Bank National Association, London Branch that serve to reduce the potential dilution upon conversion of the outstanding Notes in the event that the volume weighted average price of our common stock on each trading day of the relevant conversion period or other relevant valuation period for the Notes is greater than $44.02. We also sold warrants to the same counterparties whereby they have the option to purchase 7.2 million shares of our common stock at a price of approximately $62.356 per share in equal share amounts on each trading day from December 19, 2013 to February 3, 2014.

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

Excluding the note hedge transaction with Lehman Derivatives and net of the extinguishment of a portion of our outstanding Notes through repurchases as described above, as of April 30, 2011, we held note hedge transactions that reduce the potential dilution by one half upon conversion of the outstanding Notes in the event that the volume weighted average price of our common stock on each trading day of the relevant conversion period or other relevant valuation period for the Notes is greater than $44.02. There is no impact if the share price of our common stock is below $44.02 upon conversion of the Notes. For every $1 that the share price of our common stock exceeds $44.02, we expect to issue the equivalent of $3.2 million worth of shares of our common stock if all of the Notes are converted after taking into account the benefit of our note hedge transactions with JPMorgan. Because of the outstanding warrants to purchase approximately 7.2 million of our shares of common stock at approximately $62.356 per share, for every $1 that the share price of our common stock exceeds $62.356 in each of the 30 trading days from December 19, 2013 to February 3, 2014, we will be required to issue the equivalent of $0.2 million worth of shares of our common stock. Information on the share price of our common stock may be found under Part II Item 5 Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are designed to and are effective to, provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information with respect to this Item may be found in Note 10. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, which is incorporated into this Item 1 by reference.

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

There are numerous risks associated with our having entered into this agreement, including the following:

Regulatory agencies must approve the merger and could impose conditions on, delay, or refuse to approve the merger. We are subject to the securities and antitrust laws of the United States and the antitrust laws of any other jurisdiction in which the merger is subject to review. We may be unable to obtain in the anticipated timeframe, or at all, the regulatory approvals required to complete the merger. On May 12, 2011, the DOJ filed a civil antitrust lawsuit against VeriFone, Hypercom and Ingenico to enjoin our planned acquisition of Hypercom and the April 1, 2011 Stock and Asset Purchase Agreement pursuant to which Hypercom would have sold certain assets and liabilities of its U.S. payment terminal business to Ingenico. Effective May 19, 2011, we have terminated the April 1, 2011 Stock and Asset Purchase Agreement and we and Hypercom entered into an agreement with the DOJ to suspend the civil antitrust lawsuit filed against the parties by the DOJ, in order to explore various options for the planned divestiture of Hypercom’s U.S. business, including the possibility of a divestiture to an alternative buyer. For example, the DOJ may seek regulatory concessions, which may include compliance with material restrictions or conditions related to the divestiture of portions of our or Hypercom’s business, as conditions for granting approval of the merger. These actions may have a material adverse effect on us or a material adverse effect on the combined business. Under the merger agreement, we and Hypercom have both agreed to use reasonable best efforts to complete the merger, including to gain clearance from antitrust and competition authorities and to obtain other required regulatory approvals. Under the merger agreement, our reasonable best efforts include a requirement by us to dispose of businesses or assets that produced up to $124 million in revenues for us, Hypercom, and our respective subsidiaries during the 2009 fiscal year if such disposition is reasonably necessary to gain clearance from antitrust and competition authorities. VeriFone intends that Hypercom’s U.S. business will be divested in connection with the merger. The divestiture of the U.S. business or any other actions that may be required to obtain regulatory approval for the transaction, which may include divestitures of other portions of Hypercom’s business, may have a material adverse effect on us or a material adverse effect on the combined businesses. In addition, subject to certain conditions, if the merger agreement is terminated for reasons relating to certain antitrust or competition law matters, VeriFone may be obligated to pay Hypercom a fee equal to $28.4 million (or $30.4 million if VeriFone elects to extend the termination date and the termination occurs after August 31, 2011).

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

Although we expect that the merger will result in benefits to the combined company, those benefits may not occur because of integration and other challenges. We and Hypercom have operated and, until the merger is completed, will continue to operate, independently. Achieving the expected benefits of the merger will depend in part on the successful integration of our and Hypercom’s technology, operations, and personnel in a timely and efficient manner. We cannot assure you, however, that the integration will be completed as quickly as expected or that the merger will achieve the expected benefits. The challenges involved in this integration include:

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

•

integrating the supply chain of both companies while ensuring that products continue to be manufactured and delivered on a timely basis, with superior quality to customers and at a cost acceptable to us;

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

We expect to seek to acquire or make investments in related businesses, technologies, or products in the future. Acquisitions or investments, such as our planned acquisition of Hypercom, involve various risks, such as:

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

Our internal processes and control over financial reporting have in prior periods been deemed inadequate.

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

Although we have implemented improved controls that have remedied these material weaknesses, these controls may not be sufficient to detect or prevent errors in financial reporting in future periods and will require continued enhancement to accommodate our growth in operations both organically and from acquisitions. We have devoted additional resources to our financial control and reporting requirements, including hiring additional qualified employees in these areas. We may hire additional employees and may also engage additional consultants in these and other key areas. Competition for qualified financial control and accounting professionals in the geographic areas in which we operate is keen and there can be no assurance that we will be able to hire and retain these individuals.

A majority of our net revenues is generated outside of the United States and we intend to continue to expand our operations internationally including through acquisitions and strategic partnerships. Our results of operations could suffer if we are unable to manage our international expansion and operations effectively.

During the six months ended April 30, 2011, approximately 60.1% of our net revenues were generated outside of the United States. During the twelve months ended October 31, 2010, approximately 60.0% of our net revenues were generated outside of the United States. We expect our percentage of net revenues generated outside of the United States to increase over time. In particular we expect our planned acquisition of Hypercom would significantly increase our business in Africa, Europe and Asia. Part of our strategy is to expand our penetration in existing foreign markets and to enter new foreign markets and in particular to enter new emerging markets where we expect to see growth in electronic payments. Our ability to penetrate some international markets may be limited due to different technical standards, protocols or product requirements. Expansion of our international business will require significant management attention and financial resources. Our international net revenues will depend on our continued success in the following areas:

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

Many of these factors typically become more prevalent during periods of economic stress or disruptive events such as military or terrorist actions. The persistence or occurrence of weakened global economic conditions in one or more regions where we do business may exacerbate certain of these risks. For example, we are subject to foreign currency risk and economic and political instability which can lead to significant and unpredictable volatility in currency rates, including significant currency devaluations, which may negatively impact our revenues, gross margins, results of operations and financial position. Although we engage in some hedging of our foreign currency exposures, we do not hedge all such exposures and our hedging arrangements may not always be effective. See Part I Item 3. Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Transaction Risk of this Form 10-Q. In addition, compliance with foreign and U.S. laws and regulations that are applicable to our international operations is complex and may increase our cost of doing business in international jurisdictions and our international operations could expose us to fines and penalties if we fail to comply with these regulations. These laws and regulations include import and export requirements, exchange control regulations, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials, including the UK Bribery Act, which apply to us due to the global nature of our operations. Although we have implemented policies, procedures and training designed to ensure compliance with these laws, there can be no assurance that our employees, contractors, and agents will not take actions in violation of our policies, particularly as we expand our operations through organic growth and acquisitions. For example, two of our Brazilian subsidiaries that were acquired as a part of the Lipman acquisition have been notified of a number of assessments regarding Brazilian customs penalties that relate to alleged infractions in the importation of goods as well as certain tax assessments and penalties. See Part II Item 1. Legal Proceedings of this Form 10-Q. Defending such assessments can be costly and divert management time. Any such violations could subject us to civil or criminal penalties, including the imposition of substantial fines and interest or prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our reputation, our brand, our international expansion efforts, our business, and negatively impact our operating results. In addition, if we fail to address the challenges and risks associated with international expansion and acquisition strategy, we may encounter difficulties implementing our strategy, which could impede our growth or harm our operating results.

Macroeconomic conditions and economic volatility could materially adversely affect our business and results of operations.

Our operations and performance depend significantly on worldwide economic conditions. For example, the significant slowdown and volatility in the U.S. and international economy and financial markets which began in the latter half of 2008 resulted in reduced demand for our products, which in turn adversely impacted our revenues, business, financial condition and results of operations. In particular, the slowdown and volatility in the global markets resulted in softer demand in the financial and retail sectors, pricing pressures and more conservative purchasing decisions by customers, including a tendency toward lower-priced products and lower volume of purchases during the economic downturn. In some countries where we do business the weakened economy resulted in economic instability which had negative effects, including a decrease in purchasing power due to currency devaluations.

While a number of markets globally have shown signs of improvement and we have experienced sequential growth in revenues and earnings and stronger demand in recent quarters, certain markets such as parts of southern Europe continue to experience weakened or uncertain economic conditions and some of our customers, suppliers and partners may continue to be negatively impacted by the global slowdown. We cannot predict whether such improvements or growth will continue and any future decline or volatility in global conditions could negatively impact our business, operating results and financial condition. Further, political unrest or terrorist actions in other parts of the world may negatively impact global economic conditions, including corporate spending and liquidity of capital markets. Continued volatility in market conditions make it difficult to forecast earnings and if we fail to meet our financial guidance or the expectations of investment analysts or investors in any period, the market price of our common stock could decline.

We depend on a limited number of customers, including distributors and resellers, for a large percentage of our System Solutions sales. If we do not effectively manage our relationships with them, our net revenues and operating results will suffer.

A significant percentage of our net revenues are attributable to a limited number of customers, including distributors and ISOs. For the six months ended April 30, 2011, our ten largest customers accounted for approximately 25% of our net revenues. For the twelve months ended October 31, 2010, our ten largest customers accounted for approximately 27% of our net revenues. Although no individual customer accounted for more than 10% of net revenues, in the six months ended April 30, 2011 three customers accounted for approximately 13% of our net revenues for that period and in the twelve months ended October 31, 2010, three customers accounted for approximately 15% of our net revenues for that period. If any of our large customers significantly reduces or delays purchases from us or if we are required to sell products to them at reduced prices or on other terms less favorable to us, our revenues and income could be materially adversely affected.

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

We are subject to the risk of additional litigation and regulatory proceedings or actions in connection with the restatement of our financial statements. We have responded to inquiries and provided information and documents related to the restatement to the SEC, the U.S. Department of Justice, the New York Stock Exchange, and the Chicago Board Options Exchange. We were the subject of a Wells Notice from the SEC stating that the staff of the SEC’s Division of Enforcement (the “Staff”) intends to recommend that the SEC bring a civil injunctive action against us, alleging violations of the federal securities laws arising from the restatement, which we settled in November 2009. See Part II Item 1. Legal Proceedings of this Form 10-Q. Although we have settled this matter with the SEC, additional regulatory inquiries may also be commenced by other U.S. federal, state or foreign regulatory agencies. In addition, we may in the future be subject to additional litigation or other proceedings or actions arising in relation to the restatement of our historical interim financial statements. Litigation and any regulatory proceeding or action, including the recent DOJ antitrust civil lawsuit related to our planned acquisition of Hypercom, may be time consuming, expensive and distracting from the conduct of our business. The adverse resolution of any specific lawsuit or any potential regulatory proceeding or action could have a material adverse effect on our business, financial condition, and results of operations.

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

Our international sales of System Solutions have tended to carry lower average selling prices and therefore have lower gross margins than our sales in North America. We also face increased downward pressure on prices in international markets such as China where local competition has intensified and in India where we continue to expand our business. As a result, any improvement in our results of operations from our expansion internationally will likely not be as favorable or profitable as an expansion of similar magnitude in the United States and Canada. In addition, we are unable to predict for any future period our proportion of revenues that will result from international sales versus sales in North America. Variations in this proportion from period to period may lead to volatility in our results of operations which, in turn, may depress the trading price of our common stock.

We have experienced some fiscal quarters in which a significant percentage of the business for the quarter is executed towards the end of the fiscal quarter. This could negatively impact our business and results of operations.

Revenues recognized in our fiscal quarters can be back-end loaded meaning that during a particular fiscal quarter the timing of orders could be such that a substantial portion of sales orders are received, product is shipped, and revenue is recognized towards the end of the fiscal quarter, for various reasons. The occurrence of such back-end loading could adversely affect our business and results of operations due to a number of factors including the following:

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

We utilize a limited number of third parties to manufacture our hardware products pursuant to our specifications and rely upon these contract manufacturers to produce and deliver products to our customers on a timely basis and at an acceptable cost or to otherwise meet our product demands. Further, a majority of these third party manufacturing activities are concentrated in China. Disruptions to the business or operations of these contract manufacturers, or to their ability to produce the products we require in accordance with our and our customers’ requirements, and particularly disruptions to the manufacturing operations in China including due to geological disruptions such as earthquakes, could significantly affect our ability to fulfill customer demand on a timely basis which could materially harm our revenues and results of operations. We also rely on our contract manufacturer’s facility in Israel for certain of our product lines and therefore are subject to the political disruptions or economic instability in that region. Substantially all of our manufacturing is currently handled by our third party contract manufacturers and our dependency on our third party contract manufacturers could exacerbate these risks.

Components such as application specific integrated circuits, or ASICs, microprocessors, wireless modules, modems and printer mechanisms that are necessary to manufacture and assemble our systems are sourced either directly by us or on our behalf by our contract manufacturers from a variety of component suppliers selected by us. Certain of the components are specifically customized for use in our products and are obtained from sole source suppliers on a purchase order basis. In recent periods, we have experienced a tightening in availability of certain semiconductor commodities that are necessary for the manufacture of our products. In addition, we have recently experienced component shortages due to the severe earthquake and tsunami in Japan in March 2011 which together with resulting damage to certain nuclear power plants, has resulted in widespread destruction and economic uncertainty in that region. Although we have to date been able to manage component supply adequate to meet our product demands, we are continuing to monitor the impact of the crisis in Japan on our supply chain and there can be no assurance that our results of operations will not be materially affected by the events in Japan. Any prolonged component shortage as a result of these events could materially adversely affect our business and results of operations. Component shortages could result in increased costs for critical components which could negatively impact our gross margins and profitability. If our suppliers are unable or unwilling to deliver the quantities that we require, including as a result of the crisis in Japan, we would be faced with a shortage of critical components. We also experience from time to time an increase in the lead time for delivery of some of our key components. We may not be able to find alternative sources in a timely manner if suppliers of our key components become unwilling or unable to provide us with adequate supplies of these key components when we need them or if they increase their prices. If we are unable to obtain sufficient key required components, or to develop alternative sources if and as required in the future, or to replace our component and factory tooling for our products in a timely manner if they are damaged or destroyed, we could experience delays or reductions in product shipments. This could harm our relationships with our customers and cause our revenues to decline. Even if we are able to secure alternative sources or replace our tooling in a timely manner, our costs could increase. Any of these events could adversely affect our results of operations

The government tax benefits that our subsidiaries have previously received or currently receive require them to meet several conditions and may be terminated or reduced in the future, which could require us to pay increased taxes or refund tax benefits received in the past.

Israel

Our subsidiary in Israel (formerly Lipman) previously received tax benefits under Israeli law for capital investments that are designated as “Approved Enterprises.” We received such tax benefits of approximately $0.4 million during the twelve months ended October 31, 2009. Due to our restructuring and contract manufacturing arrangements entered into during the twelve months ended October 31, 2010 we will no longer meet the requirements necessary to maintain the tax benefit status in Israel. As of November 1, 2009, we have been taxed at the full statutory rate in Israel and no future tax benefit has been recorded. This Israel subsidiary has undistributed earnings of approximately $181 million, the vast majority of which are attributable to Lipman’s historic Approved Enterprise programs. As such, these earnings were not subject to Israeli statutory corporate tax at the time they were generated. Distribution or use of these funds outside Israel would subject us to payment of corporate and withholding taxes. For example, to the extent that these earnings are distributed to the United States in the future, our Israeli subsidiary would be required to pay corporate tax at the rate ordinarily applicable to such earnings, currently between 12.5% and 36.25%, which includes the withholding tax between the United States and Israel. We have accrued approximately $50 million for taxes associated with potential future distributions of our Israeli subsidiary’s approximately $181 million in earnings.

Singapore

Our principal subsidiary in Singapore has received tax benefits under the Singapore Pioneer Tax Holiday provision. We received tax benefits of approximately $8.3 million during the twelve months ended October 31, 2010 and $4.1 million during the twelve months ended October 31, 2009. To maintain our eligibility for these benefits, we must meet certain agreed conditions, including maintaining agreed levels of Singapore employees and incurring and documenting total local business spend levels as agreed with the Singapore Economic Development Board. We recently renegotiated the terms and conditions of the Tax Holiday, including an extension of our Tax Holiday through 2012. Although we expect to be able to meet the terms and conditions to maintain our Tax Holiday, if we are not able to achieve or maintain the required conditions, we may lose our eligibility for such benefits or may not be able to renew such Tax Holiday beyond the current expiration date which could result in our income in Singapore being taxed at the statutory rate of 17% instead of the agreed Pioneer Tax Holiday rate of 0%. A loss of all or part of these tax benefits would adversely affect our results of operations and cash flows.

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

If we improperly forecast demand for our products we could end up with too many products and be unable to sell the excess inventory in a timely manner, if at all, or, alternatively we could end up with too few products and not be able to satisfy demand. This problem is exacerbated because our attempt to closely match inventory levels with product demand leaves limited margin for error, and we generally receive a significant volume of customer orders towards the end of each fiscal quarter which leaves us little room to adjust inventory mix to match demand. The recent shortages of certain components due to the recent earthquake and tsunami in Japan have exacerbated our ability to match inventory to customer demand. Also, during the transition from an existing product to a new replacement product, we must accurately predict the demand for the existing and the new product. Our inability to properly manage our inventory levels could cause us to incur increased expenses associated with writing off excessive or obsolete inventory or lose sales or have to ship products by air freight to meet immediate demand incurring incremental freight costs above sea freight costs, a preferred method, and suffering a corresponding decline in gross margins. If we do not accurately predict demand, we could also incur increased expenses associated with binding commitments to certain third-party contract manufacturers which would negatively impact our gross margins and operating results. See Note 10. Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. During times of economic uncertainty, such as that of the recent global economic recession, it becomes more difficult to accurately forecast demand and manage our inventory levels. Deteriorating market conditions have in the past and can in future periods cause us to incur additional costs associated with excess and obsolete inventory, scrap and excess inventory held by our contract manufacturers.

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

We will continue to evaluate the carrying value of our goodwill and intangible assets and if we determine in the future that there is a potential further impairment in any of our reporting units, we may be required to record additional charges to earnings which could materially adversely affect our financial results and could also materially adversely affect our business. The process of evaluating the potential impairment of goodwill and intangible assets is subjective and requires significant judgment at many points during the analysis and includes estimates of our future cash flows attributable to a reporting unit or asset over its estimated remaining useful life. Any changes in our estimates, such as our estimates of the future cash flows attributable to a reporting unit or asset, or a longer or more significant decline in our market capitalization or the macroeconomic environment, could require us to record additional impairment charges which could materially adversely affect our financial results. See Note 2. Goodwill and Purchased Intangible Assets in the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q for additional information related to impairment of goodwill and intangible assets.

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

Our worldwide operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, health epidemics and other natural or man-made disasters or business interruptions. For example, the recent earthquake and tsunami in Japan had a material negative impact in our components supply which resulted in some order fulfillment delays in the current quarter. The occurrence of any of these business disruptions could seriously harm our revenue and financial condition and increase our costs and expenses. If our manufacturers’ or warehousing facilities are damaged or destroyed, we would be unable to distribute our products on a timely basis, which could harm our business. Our corporate headquarters, and a portion of our research and development activities, are located in California, and other critical business operations and some of our suppliers are located in California and Asia, near major earthquake faults. Certain key servers and information systems are located in Florida, which has in the past experienced major hurricanes and similar extreme weather. Although our office facilities have not been impacted by the flooding, power outages or other effects of such storm systems, any disruption of our Florida operations could materially affect our operations and harm our business. Moreover, if our computer information systems or communication systems, or those of our vendors or customers, are subject to hacker attacks or other disruptions, our business could suffer. We have not established a comprehensive disaster recovery plan. Our back-up operations may be inadequate and our business interruption insurance may not be enough to compensate us for any losses that may occur. A significant business interruption could result in losses or damages and harm our business since much of our order fulfillment process is automated and the order information is stored on our servers. If our computer systems and servers go down even for a short period at the end of a fiscal quarter, our ability to recognize revenue would be delayed until we were again able to process and ship our orders, which could harm our revenues for that quarter and cause our stock price to decline significantly.

While we believe we comply with environmental laws and regulations, we are still exposed to potential risks associated with environmental laws and regulations.

We are subject to other legal and regulatory requirements, including a European Union directive that places restrictions on the use of hazardous substances (RoHS) in electronic equipment, a European Union directive on Waste Electrical and Electronic Equipment (WEEE), and the environmental regulations promulgated by China’s Ministry of Information Industry (China RoHS). RoHS sets a framework for producers’ obligations in relation to manufacturing (including the amounts of named hazardous substances contained in products sold) and WEEE sets a framework for treatment, labeling, recovery, and recycling of electronic products in the European Union which may require us to alter the manufacturing of the physical devices that include our solutions and/or require active steps to promote recycling of materials and components. In addition, similar legislation could be enacted in other jurisdictions, including in the United States. Many states in the United States have enacted state-level programs and requirements for recycling of certain electronic goods. In addition, climate change legislation in the United States is a significant topic of discussion and may generate federal or other regulatory responses in the near future. If we do not comply with environmental law and regulations, we may suffer a loss of revenue, be unable to sell in certain markets or countries, be subject to penalties and enforced fees, and/or suffer a competitive disadvantage. Customers may impose certain requirements or levels of compliance due to these regulations and programs that may increase our costs of doing business with such customers. Furthermore, the costs to comply with RoHS, WEEE and China RoHS, or with current and future environmental and worker health and safety laws may have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Our Industry

Our markets are highly competitive and subject to price erosion.

The markets for our system solutions and services are highly competitive, and we have been subject to price pressures. Competition from manufacturers, distributors, or providers of products similar to or competitive with our system solutions or services could result in price reductions, reduced margins, and a loss of market share or could render our solutions obsolete. For example, First Data Corporation, a leading provider of payments processing services, and our largest customer, has developed and continues to develop a series of proprietary electronic payment systems for the U.S. market. Internationally, we face significant downward pressures on prices in China, India and other regions where competition is increasingly fierce in the point-of-sale hardware market including aggressive pricing by some local competitors. Any decrease in our selling prices in order to compete in these markets will negatively impact our revenues, gross margins and results of operations.

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

Our system solutions must meet industry standards imposed by payment systems standards setting organizations such as EMVCo LLC, credit card associations such as Visa, MasterCard, and other credit card associations and standard setting organizations such as PCI SSC, Intermec and the UK Cards Association and other local organizations. New standards are continually being adopted or proposed as a result of worldwide anti-fraud initiatives, the increasing need for system compatibility and technology developments such as wireless and wireline IP communication. Our solutions also must comply with government regulations, including those imposed by telecommunications authorities and independent standards groups worldwide regarding emissions, radiation, and connections with telecommunications and radio networks, as well as data privacy laws which regulate the collection, compilation, aggregation, sharing or use of consumer information. We cannot be sure that we will be able to design our solutions to comply with future standards or regulations on a timely basis, if at all. Compliance with these standards could increase the cost of developing or producing our solutions. New products designed to meet any new standards need to be introduced to the market and ordinarily need to be certified by the credit card associations and our customers before being purchased. The certification process is costly and time consuming and increases the amount of time it takes to sell our products. Moreover, certain uses of our products may subject us to additional regulations and licensing requirements. For example, use of our products in taxis requires additional licensing and may subject us to certain taxi business regulations. Our business, revenues and financial condition could be adversely affected if we cannot comply with new or existing industry standards, or obtain or retain necessary regulatory approval or certifications in a timely fashion, or if compliance results in increasing the cost of our products. Selling products that are non-compliant may result in fines against us or our customers, which we may be liable to pay. In addition, even if our products are designed to be compliant, compliance with certain security standards is determined based on the merchant’s or service provider’s network environment in which our systems are installed and, therefore, is dependent upon a number of additional factors such as proper installation of the components of the environment including our systems, compliance of software and system components provided by other vendors, implementation of compliant security processes and business practices and adherence to such processes and practices. Our business and financial condition could be adversely affected if we do not comply with new or existing industry standards and regulations, or obtain or retain necessary regulatory approval or certifications in a timely fashion, or if compliance results in increasing the cost of our products.

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

On October 31, 2006, our principal subsidiary, VeriFone, Inc., entered into a secured credit agreement consisting of a Term B Loan facility of $500.0 million and a revolving credit facility permitting borrowings of up to $40.0 million (the “Credit Facility”). The proceeds from the Term B loan were used to repay all outstanding amounts relating to an existing senior secured credit agreement, pay certain transaction costs, and partially fund the cash consideration in connection with the acquisition of Lipman on November 1, 2006. Through April 30, 2011, we had repaid an aggregate of $281.2 million, leaving a Term B Loan balance of $218.8 million at April 30, 2011. The Term B Loan matures October 31, 2013.

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

If we are unable to comply with the covenants in our Credit Facility, we will be in default, which could result in the acceleration of our outstanding indebtedness. In addition, if our leverage exceeds a certain level set out in our Credit Facility, a portion of our excess cash flows must be used to pay down our outstanding debt. If acceleration occurs, we may not be able to repay our debt and we may not be able to borrow sufficient additional funds to refinance our debt. Further, the Term B loan matures October 31, 2013 and any refinancing of the Credit Facility or replacement financing is dependent upon the liquidity of the credit markets. The U.S. credit markets have contracted significantly and as a result we may not be able to obtain additional financing on acceptable terms, or at all. If we were to default in performance under the Credit Facility, we may pursue an amendment or waiver of the Credit Facility with our existing lenders, but there can be no assurance that the lenders would grant such an amendment or waiver and, in light of current credit market conditions, any such amendment or waiver requested is likely to be on terms, including additional fees, as well as increased interest rates and other more stringent terms and conditions that would be materially disadvantageous to us. For example, as a result of the delay in our financial reports for the 2007 fiscal year and the first two fiscal quarters of 2008, we were required to obtain amendments to our Credit Facility that resulted in an increase in the interest rate payable on our term loan and revolving commitments, as well as increases in the commitment fee for unused revolving commitments and letter of credit fees. We also paid the consenting lenders amendment fees in connection with the amendments. We expect that in light of recent market conditions any lender’s fees or other terms and conditions for a covenant waiver or amendment would be substantially more costly to us today than the cost we incurred for credit agreement amendments in 2008.

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

In addition, the filing by Lehman Brothers of a voluntary Chapter 11 bankruptcy petition in September 2008 constituted an “event of default” under the note hedge transaction with Lehman Derivatives (which has also filed a voluntary Chapter 11 bankruptcy petition) and the related guaranty by Lehman Brothers, giving us the immediate right to terminate the note hedge transaction and entitling us to claim reimbursement for the loss incurred in terminating and closing out the transaction. To date we have not recovered any amounts or reimbursement related to the note hedge transactions with Lehman Derivatives and there can be no assurance we will ever receive any amounts, reimbursement or recovery related to the obligations of Lehman Derivatives and Lehman Brothers with respect to this note hedge transaction. Lehman Derivatives and Lehman Brothers’ ability to perform their obligations under the note hedge transactions is unclear. Because we have not replaced this hedge transaction, we are subject to potential dilution on the portion of our convertible notes that is intended to be covered by the hedge transaction with Lehman Derivatives upon conversion if on the date of conversion the per share market price of our common stock exceeds the conversion price of approximately $44.02 per share. For example, we experienced dilution of 0.8 million shares to diluted earnings per share for the fiscal quarter ended April 30, 2011 because the average price of our common stock during the period exceeded $44.02 per share. Further, if we decided to replace the hedge we could incur significant costs to do so.

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

Our stock price has fluctuated substantially since our initial public offering in 2005, for example, due to the announcement of our restatement in December 2007 and during the recent turmoil in the worldwide financial markets. In addition to fluctuations related to VeriFone-specific factors, broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuations in our stock price may include, among other things:

•	actual or anticipated variations in quarterly operating results;

•	changes in financial estimates by us or by any securities analysts who might cover our stock, or our failure to meet the estimates made by securities analysts;

•	uncertainty about current global economic conditions;

•	changes in the market valuations of other companies operating in our industry;

•	announcements by us or our competitors related to significant acquisitions, strategic partnerships or divestitures;

•	additions or departures of key personnel;

•	sales or purchases of our common stock, including sales or purchases of our common stock by our directors and officers or by our principal stockholders; and

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

Date: June 8, 2011

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