Form 10-Q
period 2011-07-31
VERIFONE SYSTEMS, INC.
filed 2011-09-09
CIK 1312073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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

At August 26, 2011, the number of shares outstanding of the registrant’s common stock, $0.01 par value was 105,261,581.

VERIFONE SYSTEMS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010
	(Unaudited) (In thousands, except per share data)
Net revenues:
System Solutions	$253,659	$213,091	$714,700	$600,653
Services	63,292	48,364	178,462	124,914

Total net revenues	316,951	261,455	893,162	725,567
Cost of net revenues:
System Solutions	150,621	138,330	428,357	384,428
Services	34,718	27,630	99,117	74,528

Total cost of net revenues	185,339	165,960	527,474	458,956

Gross profit	131,612	95,495	365,688	266,611
Operating expenses:
Research and development	27,457	18,888	74,501	53,799
Sales and marketing	32,769	24,145	92,214	67,035
General and administrative	28,657	21,327	79,716	61,488
Amortization of purchased intangible assets	1,980	3,544	5,959	11,641

Total operating expenses	90,863	67,904	252,390	193,963

Operating income	40,749	27,591	113,298	72,648
Interest expense	(7,963)	(7,468)	(22,998)	(21,856)
Interest income	479	334	1,049	888
Other income, net	6,154	1,478	5,931	700

Income before income taxes	39,419	21,935	97,280	52,380
Provision for income taxes	13,072	3,396	13,702	2,995

Net income	$26,347	$18,539	$83,578	$49,385

Net income per share:
Basic	$0.29	$0.22	$0.95	$0.58

Diluted	$0.28	$0.21	$0.90	$0.57

Weighted average shares used in computing net income per share:
Basic	89,602	85,214	88,368	84,970

Diluted	93,322	87,671	92,690	87,272

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2011	October 31, 2010(1)
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$584,200	$445,137
Accounts receivable, net of reserves of $5,450 and $5,862	221,028	132,988
Inventories	109,861	111,901
Deferred tax assets	12,740	10,953
Prepaid expenses and other current assets	80,511	60,112

Total current assets	1,008,340	761,091
Property, plant and equipment, net	46,035	46,007
Purchased intangible assets, net	72,711	50,121
Goodwill	207,671	169,322
Deferred tax assets	10,489	9,933
Debt issuance costs, net	3,337	5,069
Other assets	32,904	33,783

Total assets	$1,381,487	$1,075,326

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$104,238	$64,016
Income taxes payable	7,823	651
Accrued compensation	34,964	27,929
Accrued warranty	14,017	10,898
Deferred revenue, net	57,555	55,264
Deferred tax liabilities	912	400
Accrued expenses	49,354	43,653
Other current liabilities	50,837	51,715
Senior convertible notes	262,960	0
Short-term debt	5,083	5,280

Total current liabilities	587,743	259,806
Accrued warranty	2,055	1,849
Deferred revenue, net	26,983	22,344
Long-term debt	212,984	468,231
Deferred tax liabilities	77,229	62,081
Other long-term liabilities	52,784	53,552

Total liabilities	959,778	867,863

Commitments and contingencies
Redeemable noncontrolling interest	911	866
Stockholders’ equity:
Preferred stock: 10,000 shares authorized as of July 31, 2011 and October 31, 2010; no shares issued and outstanding as of July 31, 2011 and October 31, 2010	0	0
Common stock: $0.01 par value, 200,000 shares authorized as of July 31, 2011 and October 31, 2010; 90,854 and 86,832 shares issued and 90,725 and 86,832 outstanding as of July 31, 2011 and October 31, 2010	909	868
Additional paid-in capital	879,351	763,212
Accumulated deficit	(467,882)	(551,460)
Accumulated other comprehensive gain (loss)	7,943	(6,595)

Total stockholders’ equity	420,321	206,025
Noncontrolling interest	477	572

Total equity	420,798	206,597

Total liabilities and equity	$1,381,487	$1,075,326

(1)	Amounts as of October 31, 2010 were derived from the October 31, 2010 audited Consolidated Balance Sheet.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended July 31,
	2011	2010
	(Unaudited) (In thousands)
Cash flows from operating activities
Net income	$83,578	$49,385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	24,205	35,660
Stock-based compensation	25,107	14,144
Non-cash interest expense	11,560	10,733
Gain on bargain purchase of a business (Note 14)	(1,772)	0
Gain on adjustments to acquisition related balances, net	(2,144)	(613)
Deferred income taxes	1,744	(1,036)
Other non-cash items	(238)	(1,263)

Net cash provided by operating activities before changes in working capital	142,040	107,010
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable, net	(62,866)	31,310
Inventories	8,280	(15,294)
Prepaid expenses and other assets	(17,388)	(24,094)
Accounts payable	31,975	(16,319)
Income taxes payable	6,315	558
Accrued compensation	2,745	4,646
Accrued warranty	3,117	(916)
Deferred revenue, net	5,468	7,194
Accrued expenses and other liabilities	1,968	7,893

Net cash provided by operating activities	121,654	101,988

Cash flows from investing activities
Purchases of property, plant and equipment	(8,478)	(6,033)
Software development costs capitalized	(810)	(2,384)
Purchase of equity investment	0	(5,000)
Acquisitions of business, net of cash and cash equivalents acquired	(10,756)	(1,896)
Other	750	1,632

Net cash used in investing activities	(19,294)	(13,681)

Cash flows from financing activities
Proceeds from debt and advances against bankers’ acceptances	73	3,561
Repayments of debt and advances against bankers’ acceptances	(8,024)	(9,536)
Acquisition of business-noncontrolling interest	0	(11,740)
Proceeds from issuance of common stock through employee equity incentive plans	41,152	6,324
Other	276	0

Net cash provided by (used in) financing activities	33,477	(11,391)

Effect of foreign currency exchange rate changes on cash and cash equivalents	3,226	(1,450)

Net increase in cash and cash equivalents	139,063	75,466
Cash and cash equivalents, beginning of period	445,137	324,996

Cash and cash equivalents, end of period	$584,200	$400,462

Supplemental disclosures of cash flow information
Cash paid for interest	$8,909	$9,078

Cash paid for income taxes, net of refunds	$12,984	$9,527

Schedule of noncash transactions
Issuance of common stock for business acquisition	$51,090	$0

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

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended July 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2011.

The Condensed Consolidated Balance Sheets as of October 31, 2010 have been derived from the audited consolidated financial statements at that date but do not include all of the information and footnotes required by GAAP for complete financial statements.

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

Summary of Significant Accounting Policies

There have been no changes to our significant accounting policies during the three and nine months ended July 31, 2011 as compared to the significant accounting policies described in our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

Concentrations of Credit Risk

For the three and nine months ended July 31, 2011 and 2010, no customer accounted for more than 10% of our total net revenues. At July 31, 2011 and October 31, 2010, no customer accounted for more than 10% of our accounts receivable.

Reclassifications

Certain amounts reported in previous periods have been reclassified to conform to the current period presentation. The reclassifications did not affect previously reported revenues, total operating expense, operating income, net income, or total equity.

Recent Accounting Pronouncements

In June 2011, Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, which requires an entity to present the total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for us in our first quarter of fiscal year 2013 and should be applied retrospectively. We are currently evaluating the impact of our pending adoption of ASU 2011-05 on our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement, which provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective for us in our first quarter of fiscal year 2012 and should be applied prospectively. We are currently evaluating the impact of our pending adoption of ASU 2011-04 on our consolidated financial statements.

There have been no other significant changes in accounting pronouncements from the recent accounting pronouncements described in our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

Note 2. Goodwill and Purchased Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	Nine Months Ended July 31, 2011	Year Ended October 31, 2010
Balance at beginning of period	$169,322	$150,845
Additions related to acquisitions	30,809	18,464
Currency translation adjustments	7,540	13

Balance at end of period	$207,671	$169,322

Based on our review for potential indicators of impairment performed during the fiscal year ended October 31, 2010 and the nine months ended July 31, 2011, there were no indicators of impairment.

As of July 31, 2011 and October 31, 2010, we had accumulated goodwill impairment losses of $372.4 million and $65.6 million in our International and North America segments, respectively.

Purchased Intangible Assets

Purchased intangible assets subject to amortization consisted of the following (in thousands):

	July 31, 2011			October 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed and core technology	$123,134	$(105,717)	$17,417	$127,746	$(101,989)	$25,757
Trade name	2,692	(830)	1,862	2,692	(628)	2,064
Internal use software	6,040	(5,011)	1,029	5,966	(3,705)	2,261
Customer relationships	70,295	(17,892)	52,403	92,444	(72,405)	20,039

	$202,161	$(129,450)	$72,711	$228,848	$(178,727)	$50,121

During the nine months ended July 31, 2011, intangible assets gross carrying amount and accumulated amortization each decreased $66.0 million because we wrote off $66.0 million of fully amortized intangible assets. This amount included $6.6 million related to developed and core technology and $59.4 million related to customer relationships.

Amortization of purchased intangible assets for the three and nine months ended July 31, 2011 and 2010 was allocated as follows (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010
Included in cost of net revenues	$2,687	$5,124	$10,713	$15,259
Included in operating expenses	1,980	3,544	5,959	11,641

	$4,667	$8,668	$16,672	$26,900

Estimated future amortization expense of purchased intangible assets recorded as of July 31, 2011 is as follows (in thousands):

Fiscal Years Ending October 31:	Cost of Net Revenues	Operating Expenses	Total
2011 (remaining 3 months)	$3,467	$2,979	$6,446
2012	4,738	10,114	14,852
2013	3,910	9,425	13,335
2014	2,999	9,336	12,335
2015	1,867	8,858	10,725
Thereafter	436	14,582	15,018

	$17,417	$55,294	$72,711

Note 3. Balance Sheet and Statement of Income Details

Inventories

Inventories consisted of the following (in thousands):

	July 31, 2011	October 31, 2010
Raw materials	$33,199	$32,135
Work-in-process	218	473
Finished goods	76,444	79,293

	$109,861	$111,901

Restricted Cash

We had $1.6 million and $1.7 million of restricted cash as of July 31, 2011 and October 31, 2010, respectively. The restricted cash balances consisted mainly of pledged deposits for bank guarantees to customers. As of July 31, 2011 and October 31, 2010, restricted cash balances were included in Other Assets in the Condensed Consolidated Balance Sheets.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	July 31, 2011	October 31, 2010
Prepaid taxes	$36,998	$28,165
Prepaid expenses	31,547	26,986
Investment in equity security and warrants (Note 15)	9,292	0
Other receivables	1,378	2,822
Other	1,296	2,139

	$80,511	$60,112

Accrued Warranty

Activity related to accrued warranty consisted of the following (in thousands):

	Nine Months Ended July 31, 2011	Year Ended October 31, 2010
Balance at beginning of period	$12,747	$13,808
Warranty charged to cost of net revenues	13,835	4,231
Utilization of warranty	(11,775)	(10,533)
Acquired warranty obligations	208	10
Change in estimates	1,057	5,231

Balance at end of period	16,072	12,747
Less current portion	(14,017)	(10,898)

Long-term portion	$2,055	$1,849

Deferred Revenue, net

Deferred revenue, net consisted of the following (in thousands):

	July 31, 2011	October 31, 2010
Deferred revenue	$95,545	$88,592
Deferred cost of revenue	(11,007)	(10,984)

	84,538	77,608
Less current portion	(57,555)	(55,264)

Long-term portion	$26,983	$22,344

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	July 31, 2011	October 31, 2010
Accrued Brazilian tax liabilities	$28,487	$24,587
Accrued other tax liabilities	7,154	5,150
Unfavorable lease contracts	5,546	13,622
Customer deposits	2,179	6,103
Other	7,471	2,253

Total other current liabilities	$50,837	$51,715

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	July 31, 2011	October 31, 2010
Other tax liabilities	$34,495	$31,811
Retirement and pension obligations	6,780	5,054
Deferred acquisition consideration payable	5,061	6,855
Other	6,448	9,832

Total other long-term liabilities	$52,784	$53,552

Other Income (Expense), net

Other income (expense), net consisted of the following (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010
Foreign currency exchange gains (losses), net	$(488)	$770	$(3,466)	$(477)
Gain on convertible notes call option hedge settlement (Note 4)	4,554	0	4,554	0
Gain on adjustments to acquisition related liabilities	1,200	0	2,591	613
Gain on bargain purchase of a business	45	0	1,772	0
Other, net	843	708	480	564

Total other income (expense), net	$6,154	$1,478	$5,931	$700

Note 4. Financings

Our financings as of July 31, 2011 and October 31, 2010 consisted of the following (in thousands):

	July 31, 2011	October 31, 2010
Term B Loan	$217,500	$221,250
Senior convertible notes	262,960	251,458
Other	567	803

Total borrowings	$481,027	$473,511
Short-term debt	$(268,043)	$(5,280)

Long-term debt	$212,984	$468,231

Secured Credit Facility

In October 2006, our principal subsidiary, VeriFone, Inc., entered into a credit agreement (the “Credit Facility”) consisting of a Term B Loan facility and a revolving loan. The Credit Facility is guaranteed by VeriFone and certain of our subsidiaries and is secured by collateral including substantially all of our assets and stock of our subsidiaries. The maturity dates on the components of the Credit Facility are October 31, 2012 for the revolving loan and October 31, 2013 for the Term B Loan.

As July 31, 2011 and October 31, 2010, the Term B loan bears interest at 2.75% over the applicable LIBOR rate. The interest rate was 2.94% and 3.01% as of July 31, 2011 and October 31, 2010, respectively.

Principal payments on the Term B Loan are due in equal quarterly installments aggregating to $5.0 million per year over the term of the loan. The installments are due on the last business day of each calendar quarter with the balance due on maturity.

The available revolving loan was reduced to $25.0 million after Lehman Commercial Paper, Inc. declared bankruptcy in October 2008. We had no outstanding balances on the revolving loan as of July 31, 2011 and October 31, 2010.

As of July 31, 2011 and October 31, 2010, the revolving loan credit facility bore interest at 2.00% over the applicable LIBOR rate. The interest rate was 2.19% and 2.26% as of July 31, 2011 and October 31, 2010, respectively.

The terms of the Credit Facility require us to comply with financial covenants, including maintaining leverage and fixed charge coverage ratios at the end of each fiscal quarter. As of July 31, 2011, we were required to maintain a total leverage ratio of not greater than 3.5 to 1.0 and a fixed charge coverage ratio of at least 2.0 to 1.0. We were in compliance with our financial and non-financial covenants as of July 31, 2011 and October 31, 2010.

1.375% Senior Convertible Notes

On June 22, 2007, we issued and sold $316.2 million aggregate principal amount of 1.375% Senior Convertible Notes (the “Notes”) due in June 2012. The Notes are senior unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The Notes are effectively subordinated to any secured indebtedness to the extent of the value of the related collateral and structurally subordinated to indebtedness and other liabilities of our subsidiaries including any secured indebtedness of such subsidiaries. Each $1,000 of principal of the Notes is initially convertible into 22.719 shares of our common stock, which is equivalent to a conversion price of approximately $44.02 per share, subject to adjustment upon the occurrence of specified events. Upon conversion, we would pay the holder an amount in cash to the principal amount of the Notes. The value of the applicable number of shares of our common stock that are issuable on conversion of the Notes, if any, that exceeds the principal amount will be paid in shares of stock.

We pay 1.375% interest per annum on the principal amount of the Notes, payable semi-annually in arrears in cash on June 15 and December 15 of each year, subject to increase in certain circumstances.

As of July 31, 2011, our stock price was less than the conversion price of $44.02, hence the if-converted value of the Notes did not exceed the principal amount.

Holders of the Notes may convert their Notes prior to maturity during specific periods upon certain events described in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010. As of July 31, 2011, none of these conditions had been met. If a fundamental change, as defined in the indenture, occurs prior to the maturity date, holders of the Notes may require us to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest (including additional interest, if any) up to, but excluding, the repurchase date.

In accordance with ASC 470-20 Debt with Conversion and Other Options, we separately account for the liability and equity components of the Notes. The principal amount of the liability components of the Notes was $236.0 million as of date of issuance, which was recognized at the present value of its cash flows using a discount rate of 7.6%, our approximate borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. The carrying value of the equity component was $80.2 million.

Through July 31, 2011, we had repurchased and extinguished $38.9 million in aggregate principal amount of our outstanding Notes. As of July 31, 2011, the remaining principal amount of the outstanding Notes was $277.3 million.

The following table presents the carrying value of the Notes (in thousands):

	July 31, 2011	October 31, 2010
Accounting amount of the equity component	$77,903	$77,903

Principal amount of the Notes	$277,250	$277,250
Unamortized debt discount (1)	(14,290)	(25,792)

Net carrying amount	$262,960	$251,458

(1)	As of July 31, 2011, the remaining period over which the unamortized debt discount will be amortized is 11 months.

A summary of interest expense and interest rate on the liability component related to the Notes for the three and nine months ended July 31, 2011 and 2010 is as follows (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010
Interest rate on the liability component	7.6%	7.6%	7.6%	7.6%
Interest expense related to contractual interest coupon	$953	$953	$2,859	$2,871
Interest expense related to amortization of debt discount	3,948	3,665	11,502	10,716

Total interest expense recognized	$4,901	$4,618	$14,361	$13,587

In connection with the offering of the Notes, we entered into note hedge transactions with affiliates of the initial purchasers (the “counterparties”), consisting of Lehman Brothers OTC Derivatives (“Lehman Derivatives”) and JPMorgan Chase Bank, National Association, London Branch. These note hedge transactions serve to reduce the potential dilution upon conversion of the outstanding Notes in the event that the volume weighted average price of our common stock on each trading day of the relevant conversion period or other relevant valuation period for the Notes is greater than $44.02 per share. The note hedge transactions are set to expire on the earlier of the last day on which any Notes remain outstanding and June 14, 2012. In addition, at the same time, we sold warrants to purchase up to approximately 7.2 million shares of our common stock at a price of $62.356 per share to these parties. The warrants expire in equal amounts on each trading day from December 19, 2013 to February 3, 2014.

The filing by Lehman Brothers of a voluntary Chapter 11 bankruptcy petition in September 2008 constituted an “event of default” under the note hedge transaction with Lehman Derivatives and the related guaranty by Lehman Brothers, giving us the immediate right to terminate the note hedge transaction with them and entitling us to claim reimbursement for the loss incurred in terminating and closing out the transaction. In June 2011, we reached a settlement with Lehman Derivatives whereby we agreed to (a) cancel the note hedge with them and (b) consent to the assignment of warrants held by them to a third party in return for an allocated unsubordinated non-priority general unsecured claim against them in the amount of $9.0 million. Subsequently, in July 2011 we sold this claim without recourse for $4.6 million, and thus reflected a $4.6 million realized gain on the sale of this claim, in Other Income (Expenses), net on our Condensed Consolidated Income Statements for the three and nine months ended July 31, 2011.

As of July 31, 2011, we held the remaining note hedge transactions that reduce the potential dilution by one half upon conversion of the outstanding Notes in the event certain conditions are met.

The cost incurred in connection with the note hedge transactions and the proceeds from the sale of the warrants are included as a net reduction in additional paid-in capital in the accompanying Condensed Consolidated Balance Sheets as of July 31, 2011 and October 31, 2010.

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

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants. When determining fair value, we consider the principal market in which we would transact, and we consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of non-performance. A three-level fair value hierarchy is established as a basis for inputs used in the valuation methodologies in measuring fair value:

Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 — Include other inputs that are directly or indirectly observable in the marketplace.

Level 3 — Unobservable inputs which are supported by little or no market activity.

The following table presents our assets and liabilities that were measured at fair value on a recurring basis as of July 31, 2011 and October 31, 2010, classified by the level within the fair value hierarchy (in thousands):

	July 31, 2011
	Carrying Value	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$240,021	$240,021	$0	$0
Marketable equity investment	8,350	0	8,350	0
Israeli severance funds	2,238	0	2,238	0
Equity warrants	942	0	942	0
Foreign exchange forward contracts	7	0	7	0

Total assets measured and recorded at fair value	$251,558	$240,021	$11,537	$0

Liabilities
Acquisition related earn-out payables	$6,635	$0	$0	$6,635
Foreign exchange forward contracts	261	0	261	0

Total liabilities measured and recorded at fair value	$6,896	$0	$261	$6,635

	October 31, 2010
	Carrying Value	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$252,041	$252,041	$0	$0
Marketable equity investment	0	0	0	0
Israeli severance funds	2,035	0	2,035	0
Equity warrants	0	0	0	0
Foreign exchange forward contracts	139	0	139	0

Total assets measured and recorded at fair value	$254,215	$252,041	$2,174	$0

Liabilities
Acquisition related earn-out payables	$2,960	$0	$0	$2,960
Foreign exchange forward contracts	11	0	11	0

Total liabilities measured and recorded at fair value	$2,971	$0	$11	$2,960

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. We measure and record our money market funds, Israeli severance funds, foreign exchange forward contracts, marketable equity investment, equity warrants, and acquisition related earn-out payables at fair value.

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

The equity warrants are classified as Level 2 because they are valued using the Black Scholes valuation model considering quoted market prices for the underlying shares, the Treasury risk free interest rate, volatility of comparative peer group and the remaining contractual term of the warrant.

The acquisition related earn-out payables are classified as Level 3 because we use a probability-weighted expected payout model to determine the expected payout then an appropriate discount rate to calculate the fair value. The key assumptions in applying the approach are the internal forecasted sales and contributions for the acquired businesses, the probability of achieving the sales and contribution targets and an appropriate discount rate.

Fair Value of Acquisition-Related Earn-outs Payables

The following table presents a reconciliation for our earn-out payables measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) for the three and nine months ended July 31, 2011 (in thousands):

	Three Months Ended July 31, 2011	Nine Months Ended July 31, 2011
Balance at the beginning of the period	$1,200	$2,960
Increase due to business acquisition	6,437	6,437
Changes in estimates, included in Other income (expense), net	(1,200)	(2,441)
Other, including the impact of changes in foreign currency exchange rates	198	179
Net payout	0	(500)

Balance at July 31, 2011	$6,635	$6,635

Fair Value of Other Financial Instruments

Other financial instruments consist principally of cash, accounts receivable, accounts payable and long-term debt. The estimated fair value of cash, accounts receivable, and accounts payable approximates their carrying value. The estimated fair value of long-term debt related to the Term B loan approximates the carrying value since the rate of interest on the long-term debt adjusts to market rates on a periodic basis. The fair value of the Notes as of July 31, 2011 was $312.8 million based on the closing trading price of the day.

Note 6. Comprehensive Income

The components of comprehensive income were as follows (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010
Net income	$26,347	$18,539	$83,578	$49,385
Other comprehensive income (loss):
Foreign currency translation adjustments	824	(123)	10,888	(3,991)
Unrealized gain (loss) on marketable equity investment	(2,100)	0	3,650	0
Changes in unrealized losses on cash flow hedges, net of taxes	0	0	0	82

Comprehensive income	$25,071	$18,416	$98,116	$45,476

Note 7. Income Taxes

We recorded income tax provisions of $13.0 million and $13.7 million for the three and nine months ended July 31, 2011, respectively. For the three and nine months ended July 31, 2010, we recorded tax provisions of $3.4 million and $3.0 million, respectively. The effective tax rates for the three and nine months ended July 31, 2011 and 2010 are lower than the U.S. statutory tax rate due to earnings in countries where we are taxed at lower rates compared to the U.S. federal and state statutory rates, utilization of previously unbenefitted U.S. tax attributes and reversal of uncertain tax position liabilities as statutes of limitations expired.

As of July 31, 2011, we remain in a net deferred tax liability position. The realization of our deferred tax assets depends primarily on our ability to generate sufficient U.S. and foreign taxable income in future periods. We have determined that it is not more likely than not that the deferred tax assets in the United States and certain foreign jurisdictions will be realized. Therefore we continue to record a full valuation allowance against these assets as of July 31, 2011. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters as we reevaluate the underlying basis for our estimates of future domestic and certain foreign taxable income.

We have recorded our uncertain tax position liability as a long-term liability as we do not expect significant payments to occur over the next twelve months. The amount of unrecognized tax positions could be reduced upon closure of tax examinations or if the statute of limitations on certain tax filings expire without assessment from the tax authorities. We believe that it is reasonably possible that there could be a reduction in unrecognized tax benefits due to statute of limitation expirations in multiple tax jurisdictions during the next twelve months of approximately $1.0 million. Interest and penalties accrued on these uncertain tax positions will also be released upon the expiration of statutes of limitations.

Note 8. Stock-based Compensation

We grant stock awards, including stock options, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) pursuant to stockholder approved equity incentive plans. These equity incentive plans are described in further detail in Note 10. Stockholders’ Equity of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010. All stock awards granted during the nine months ended July 31, 2011 were granted under the 2006 Equity Incentive Plan, as amended. On June 29, 2011, the stockholders’ approved amendments to the 2006 Equity Incentive Plan that increased by 6,000,000 the number of shares of Common Stock with respect to which VeriFone may make under the Plan.

Valuation Assumptions

The grant-date fair value of RSUs is equal to the market value of our common stock on the date of grant. The grant date fair value of stock options is estimated using the Black-Scholes valuation model, consistent with the provisions of ASC 718 Compensation-Stock Compensation. We used the following weighted-average assumptions for the three and nine months ended July 31, 2011 and 2010:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010
Expected term of the options (in years)	4.0	4.0	4.0	4.0
Risk-free interest rate	1.3%	1.4%	1.4%	1.5%
Expected stock price volatility	70.0%	69.6%	70.1%	69.6%
Expected dividend rate	0.0%	0.0%	0.0%	0.0%

Stock-based Compensation Expense

The following table presents the stock-based compensation expense recognized in accordance with ASC 718 during the three and nine months ended July 31, 2011 and 2010 (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010
Cost of net revenues	$433	$313	$1,224	$721
Research and development	1,001	659	2,816	1,926
Sales and marketing	3,330	2,201	9,909	6,044
General and administrative	3,586	2,289	11,158	5,453

Total stock-based compensation	$8,350	$5,462	$25,107	$14,144

As of July 31, 2011, total unrecognized compensation expense adjusted for estimated forfeitures related to unvested stock options, and RSUs and RSAs was $40.4 million and $24.6 million, respectively, which is expected to be recognized over the remaining weighted-average vesting periods of 2.4 years for stock options and 2.3 years for RSUs and RSAs.

Stock Option Activity

The following table provides a summary of stock option activity under our equity incentive plans for the nine months ended July 31, 2011:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at October 31, 2010	9,792	$14.04
Granted	1,100	44.61
Exercised	(2,721)	15.12
Cancelled	(236)	16.04
Expired	(8)	27.16

Balance at July 31, 2011	7,927	$17.83	5.0	$176,340

Vested or expected to vest at July 31, 2011	7,282	$17.32	4.9	$165,148

Exercisable at July 31, 2011	2,622	$14.66	4.1	$64,948

The weighted average fair value per share of options granted during the nine months ended July 31, 2011 and 2010 was $23.64 and $10.19, respectively. The total intrinsic value of options exercised was $83.7 million and $8.6 million during the nine months ended July 31, 2011 and 2010, respectively.

Restricted Stock Units and Restricted Stock Awards

The following table summarizes RSU and RSA activity for the nine months ended July 31, 2011:

	Shares (in thousands)	Aggregate Intrinsic Value (in thousands)
Outstanding at October 31, 2010	1,010
Granted	716
Vested	(299)

Outstanding at July 31, 2011	1,427	$56,193

Vested and expected to vest at July 31, 2011	1,338	$52,682

Ending exercisable (vested and deferred)	269	$10,595

The weighted average grant date fair value per share of RSUs granted during the nine months ended July 31, 2011 and 2010 was $39.99 and $18.20, respectively. The total fair value of RSUs that vested in the nine months ended July 31, 2011 and 2010 was $13.3 million and $8.6 million, respectively.

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

The following details the computation of net income per common share (in thousands, except per share data):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010
Basic and diluted net income per share:
Numerator:
Net income	$26,347	$18,539	$83,578	$49,385

Denominator:
Weighted average common stock outstanding	89,602	85,214	88,368	84,970
Weighted average effect of dilutive securities:
Stock options, RSUs and RSAs	3,658	2,457	4,043	2,302
Notes (1)	62	0	279	0

Weighted average shares diluted	93,322	87,671	92,690	87,272

Net income per share:
Basic	$0.29	$0.22	$0.95	$0.58

Diluted	$0.28	$0.21	$0.90	$0.57

(1)	The diluted shares from the Notes do not include the effects of our Note hedge, as described in Note 4. Financings in the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The Note hedge will reduce the dilution attributable to the Notes by 50% if and when the Notes are redeemed and the Note hedge is exercised.

For the three and nine months ended July 31, 2011, stock awards to purchase 1.4 million shares of common stock were excluded from the calculation of earnings per share as they were anti-dilutive. For the three and nine months ended July 31, 2010, stock awards to purchase 3.9 million shares of common stock were excluded from the calculation of earnings per share as they were anti-dilutive. These awards could be included in future calculations if the market value of the common shares increases.

The Notes are considered to be Instrument C securities as defined by ASC 815-15-55-18, and therefore, only the conversion spread relating to the Notes is included in our diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread of the Notes has a dilutive effect when the average share price of our common stock during the period exceeds $44.02. The average share price of our common stock during the three months ended July 31, 2011 was $44.45, therefore the Notes were dilutive for the three and nine months ended July 31, 2011. The average share price was less than $44.02 for the three and nine months ended July 31, 2010 and therefore the Notes were anti-dilutive for such periods.

Warrants to purchase 7.2 million shares of our common stock were outstanding at July 31, 2011 and October 31, 2010 but were not included in the computation of diluted earnings per share because the warrants’ exercise price of $62.356 was greater than the average share price of our common stock during the three and nine months ended July 31, 2011 and 2010; therefore, the warrants were anti-dilutive for those periods.

Note 10. Commitments and Contingencies

Commitments

Manufacturing Agreements

We work on a purchase order basis with third-party contract manufacturers with facilities primarily located in China, Singapore, Israel and Brazil, and component suppliers located throughout the world to supply nearly all of our finished goods inventories, spare parts, and accessories. We generally provide each such supplier with a purchase order to cover the manufacturing requirements, which constitutes a binding commitment by us to purchase materials and finished goods produced by the manufacturer as specified in the purchase order. Most of these purchase orders are considered to be non-cancellable and are expected to be paid within one year of the issuance date. As of July 31, 2011, the amount of purchase commitments issued to contract manufacturers and component suppliers totaled approximately $103.7 million. Of this amount, $8.1 million has been recorded in Other Current Liabilities in the accompanying Condensed Consolidated Balance Sheets because these commitments are not expected to have future value to us.

We utilize a limited number of third parties to manufacture our products and rely upon these contract manufacturers to produce and deliver products to our customers on a timely basis and at an acceptable cost. Furthermore, a majority of our manufacturing activities are concentrated in China. As a result, disruptions to the business or operations of the contract manufacturers or to their ability to produce the required products in a timely manner, and particularly disruptions to these manufacturing facilities located in China, could significantly impact our business and operations. In addition, a number of components that are necessary to manufacture and assemble our systems are specifically customized for use in our products and are obtained from sole source suppliers on a purchase order basis. Because of the customized nature of these components and the limited number of available suppliers, if we were to experience a supply disruption, it would be difficult and costly to find alternative sources in a timely manner.

Contingencies

Accrued Warranty

We provide reserves for the estimated costs of product warranty obligations based on a number of factors including the size of the installed base of products subject to warranty protection, historical and projected warranty claim rates, historical and projected costs associated with claims, and knowledge of specific product failures that are outside of our typical experience. We assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary based on our actual experience and any changes in future estimates. As of July 31, 2011 and October 31, 2010, our warranty accrual included product specific warranty accruals of approximately $3.8 million and $2.2 million, respectively, related to specific issues with our products. The amount accrued represents our best estimate of the costs expected to be incurred based on currently available information. We may incur additional warranty expense related to these products in future periods.

Brazilian State Tax Assessments

State Value Added Tax

One of our Brazilian subsidiaries has been notified of a tax assessment regarding Brazilian state value added tax (“VAT”), for the periods from 2000 to 2002 that relates to products supplied to us by a contract manufacturer. The assessment relates to an asserted deficiency of 4.7 million Brazilian reais (approximately $3.0 million). The tax assessment was based on a clerical error in which our Brazilian subsidiary omitted the required tax exemption number on our invoices. On August 27, 2003, the tax authorities rendered a first level decision that maintained the tax assessment. We have appealed the first level decision. On March 30, 2009, the proceeding was remitted to the State Court of Appeals. We presented further oral arguments in our defense before the State Court of Appeals on April 28, 2010. In December 2010, the State Court of Appeals ruled in our favor on the matter, determining that the tax assessment should be cancelled. On March 1, 2011, the tax authority filed a special appeal against the decision of the State Court of Appeals, and we filed our opposition on June 22, 2011. The matter is now before the third and final administrative level.

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

Importation of Goods Assessments

Two of our Brazilian subsidiaries that were acquired as a part of the November 2006 Lipman Electronic Engineering Ltd (“Lipman”) acquisition have been notified of assessments regarding Brazilian customs penalties that relate to alleged infractions in the importation of goods. The assessments were issued by the Federal Revenue Department in the City of Vitória, the City of São Paulo, and the City of Itajai. In each of these cases, the tax authorities allege that the structure used for the importation of goods was simulated with the objective of evading taxes levied on the importation by under-invoicing the imported goods. The tax authorities allege that the simulation was created through a fraudulent interposition of parties, where the real sellers and buyers of the imported goods were hidden.

In the Vitória tax assessment, the fines were reduced from 4.7 million Brazilian reais (approximately $3.0 million) to 1.5 million Brazilian reais (approximately $0.9 million) on a first level administrative decision on January 26, 2007. Both the tax authorities and the Company filed appeals of the first level administrative decision. In this appeal, we argued that the tax authorities did not have enough evidence to determine that the import transactions were indeed fraudulent and that, even if there were some irregularities in such importations, they could not be deemed to be our responsibility since all the transactions were performed by the third-party importer of the goods. On June 30, 2010, the Taxpayers Administrative Council of Tax Appeals decided to reinstate the original claim amount of 4.7 million Brazilian reais (approximately $3.0 million) against us. A formal ruling on the decision of the Administrative Council has not yet been issued. Once a formal ruling is issued by the Administrative Council, we will decide whether or not to appeal to the judicial level. Based on our current understanding of the underlying facts, we believe that it is probable that our Brazilian subsidiary will be required to pay some amount of fines. At July 31, 2011, we have accrued 4.7 million Brazilian reais (approximately $3.0 million) for this matter, plus interest.

On July 12, 2007, we were notified of a first administrative level decision rendered in the São Paulo tax assessment, which maintained the total fine of 20.2 million Brazilian reais (approximately $12.9 million) as imposed. On August 10, 2007, we appealed the first administrative level decision to the Taxpayers Council. A hearing was held on August 12, 2008 before the Taxpayers Council, and on October 14, 2008, the Taxpayers Council granted our appeal and dismissed the São Paulo assessment based upon the assessment being erroneously calculated on the value of the sale of the products in question to end customers in the local market rather than on the declared importation value of such products. We were subsequently notified of the Taxpayers Council’s decision and the case was dismissed on May 19, 2009. In August 2009, the Brazilian tax authorities requested additional materials from us. In October 2009, we received a revised assessment in this matter of 1.9 million Brazilian reais (approximately $1.2 million). On May 20, 2010, we were notified of a first level decision canceling the revised tax assessment. This decision is currently pending second level review and, as of July 31, 2011, we have retained an accrual for this matter pending the second level review. In addition, pursuant to a contingency legal representation agreement entered into between one of our Brazilian subsidiaries (prior to the Lipman acquisition) and Brazilian counsel, our Brazilian subsidiary agreed to pay a contingent legal fee of 5.0 million Brazilian reais (approximately $3.2 million) to Brazilian counsel for achieving the successful dismissal of the São Paulo tax assessment. This contingent fee was fully paid during the fiscal year ended October 31, 2010. At July 31, 2011, we have accrued 1.6 million Brazilian reais (approximately $1.0 million) for this matter.

On January 18, 2008, we were notified of a first administrative level decision rendered in the Itajai assessment, which maintained the total fine of 2.0 million Brazilian reais (approximately $1.3 million) as imposed, excluding interest. On May 27, 2008, we appealed the first level administrative level decision to the Taxpayers Council. This matter is currently pending second level decision. Based on our current understanding of the underlying facts, we believe that it is probable that our Brazilian subsidiary will be required to pay some amount of fines. Accordingly, at July 31, 2011, we have accrued 2.0 million Brazilian reais (approximately $1.3 million) for this matter, plus interest.

Municipality Tax on Services Assessments

In December 2009, one of the Brazilian subsidiaries that was acquired as part of the Lipman acquisition was notified of a tax assessment regarding alleged nonpayment of tax on services rendered for the period from September 2004 to December 2004. This assessment was issued by the municipality of São Paulo (the “municipality”), and asserts a services tax deficiency and related penalties totaling 0.9 million Brazilian reais (approximately $0.6 million) excluding interest. The municipality claims that the Brazilian subsidiary rendered certain services within the municipality of São Paulo but simulated that those services were rendered in another city. At the end of December 2010 the municipality issued further tax assessments alleging the same claims for 2005 through June 2007. These additional subsequent claims assert services tax deficiencies and related penalties totaling 5.9 million Brazilian reais (approximately $3.8 million) excluding interest. In January 2010, we presented our administrative defense to the initial claim issued by the municipality and in January 2011, we presented our administrative defense to the subsequently issued claims. On August 12, 2011, we were notified of a first administrative level decision maintaining all of the services tax assessments asserted by the municipality. Our appeal is due September 19, 2011 and we intend to appeal this decision to the second administrative level. At July 31, 2011, we have accrued for these alleged tax deficiencies plus estimated interest.

Patent Infringement and Commercial Litigation

Heartland Payment Systems, Inc.

From September 2009 to March 2011 we were a party to certain litigation proceedings with Heartland Payment Systems, Inc. (“Heartland”), a card payment processor, concerning claims including patent infringement, unfair competition, breach of contract and false advertising.

On March 28, 2011, without admitting any infringement, wrongdoing or violation of law and to avoid the distraction and expense of continued litigation, we entered into a settlement agreement concerning these lawsuits with Heartland. Under the settlement agreement VeriFone and Heartland agreed to dismiss with prejudice all claims against each other in these lawsuits in exchange for mutual releases by both parties with each party bearing its own costs related to the actions. The court entered its order dismissing the actions with prejudice on March 30, 2011.

Cardsoft, Inc. et al v. VeriFone Holdings, Inc., VeriFone, Inc., et al.

On March 6, 2008, Cardsoft, Inc. and Cardsoft (Assignment for the Benefit of Creditors), LLC (“Cardsoft”) commenced an action in the United States District Court for the Eastern District of Texas, Marshall Division, against us and others, alleging infringement of U.S. Patents No. 6,934,945 and No. 7,302,683 purportedly owned by Cardsoft. Cardsoft is seeking a judgment of infringement, and an injunction against further infringement, damages, interest and attorneys’ fees. The Markman hearing was held August 8, 2011 and trial for this action is currently set for November 2011. We intend to vigorously defend this litigation. The case is still in the preliminary stages, and it is not possible to quantify the extent of our potential liability, if any, related to this action. An unfavorable outcome could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Class Action and Derivative Lawsuits

On or after December 4, 2007, several securities class action claims were filed against us and certain of our officers, former officers, and a former director. These lawsuits were consolidated in the U.S. District Court for the Northern District of California as In re VeriFone Holdings, Inc. Securities Litigation, C 07-6140 MHP. The original actions were: Eichenholtz v. VeriFone Holdings, Inc. et al., C 07-6140 MHP; Lien v. VeriFone Holdings, Inc. et al., C 07-6195 JSW; Vaughn et al. v. VeriFone Holdings, Inc. et al., C 07-6197 VRW (Plaintiffs voluntarily dismissed this complaint on March 7, 2008); Feldman et al. v. VeriFone Holdings, Inc. et al., C 07-6218 MMC; Cerini v. VeriFone Holdings, Inc. et al., C 07-6228 SC; Westend Capital Management LLC v. VeriFone Holdings, Inc. et al., C 07-6237 MMC; Hill v. VeriFone Holdings, Inc. et al., C 07-6238 MHP; Offutt v. VeriFone Holdings, Inc. et al., C 07-6241 JSW; Feitel v. VeriFone Holdings, Inc., et al., C 08-0118 CW. On August 22, 2008, the court appointed plaintiff National Elevator Fund lead plaintiff and its attorneys lead counsel. Plaintiff filed its consolidated amended class action complaint on October 31, 2008, which asserts claims under the Securities Exchange Act Sections 10(b), 20(a), and 20A and Securities and Exchange Commission Rule 10b-5 for securities fraud and control person liability against us and certain of our current and former officers and directors, based on allegations that we and the individual defendants made false or misleading public statements regarding our business and operations during the putative class periods and seeks unspecified monetary damages and other relief. We filed our motion to dismiss on December 31, 2008. The court granted our motion on May 26, 2009 and dismissed the consolidated amended class action complaint with leave to amend within 30 days of the ruling. The proceedings were stayed pending a mediation held in October 2009 at which time the parties failed to reach a mutually agreeable settlement. Plaintiffs’ first amended complaint was filed on December 3, 2009 followed by a second amended complaint filed on January 19, 2010. We filed a motion to dismiss the second amended complaint and the hearing on our motion was held on May 17, 2010. In July 2010, prior to any court ruling on our motion, plaintiffs filed a motion for leave to file a third amended complaint on the basis that they have newly discovered evidence. Pursuant to a briefing schedule issued by the court we submitted our motion to dismiss the third amended complaint and plaintiffs filed their opposition, following which the court took the matter under submission without further hearing. On March 8, 2011, the court ruled in our favor and dismissed the consolidated securities class action without leave to amend. On April 5, 2011, Lead Plaintiff filed its notice of appeal of the district court’s ruling to the U.S. Court of Appeals for the Ninth Circuit. On June 24 and June 27, 2011, Lead Plaintiff dismissed its appeal as against defendants Paul Periolat, William Atkinson, and Craig Bondy. Lead Plaintiff filed its opening brief on appeal on July 28, 2011. Defendants’ answering briefs are due on September 28, 2011. Plaintiff’s optional reply brief is due 14 days after service of defendant’s answering briefs. At this time, we have not recorded any liabilities related to this action as we are unable to determine the outcome or estimate the potential liability.

Beginning on December 13, 2007, several actions were also filed against certain current and former directors and officers derivatively on our behalf. These derivative lawsuits were filed in: (1) the U.S. District Court for the Northern District of California, as In re VeriFone Holdings, Inc. Shareholder Derivative Litigation, Lead Case No. C 07-6347 MHP, which consolidates King v. Bergeron, et al. (Case No. 07-CV-6347), Hilborn v. VeriFone Holdings, Inc., et al. (Case No. 08-CV-1132), Patel v. Bergeron, et al. (Case No. 08-CV-1133), and Lemmond, et al. v. VeriFone Holdings, Inc., et al. (Case No. 08-CV-1301); and (2) California Superior Court, Santa Clara County, as In re VeriFone Holdings, Inc. Derivative Litigation, Lead Case No. 1-07-CV-100980, which consolidates Catholic Medical Mission Board v. Bergeron, et al. (Case No. 1-07-CV-100980), and Carpel v. Bergeron, et al. (Case No. 1-07-CV-101449). On May 15, 2008, the court in the federal derivative action appointed Charles R. King as lead plaintiff and his attorneys as lead counsel. On October 31, 2008, plaintiffs in the federal action filed their consolidated amended derivative complaint, which names us as a nominal defendant and brings claims for insider selling, breach of fiduciary duty, unjust enrichment, waste of corporate assets and aiding and abetting breach of fiduciary duty against us and certain of our current and former officers and directors. On December 15, 2008, we and the other defendants filed a motion to dismiss. The parties agreed by stipulation that briefing on this motion would relate only to the issue of plaintiffs’ failure to make a pre-suit demand on our Board of Directors. The court granted our motion on May 26, 2009 and dismissed the consolidated amended derivative complaint with leave to amend within 30 days of the ruling. The proceedings were stayed pending a mediation held in October 2009 at which time the parties failed to reach a mutually agreeable settlement. Plaintiffs’ second amended complaint was filed on December 10, 2009. We filed our motion to dismiss the second amended complaint on January 25, 2010 and a hearing on our motion to dismiss was held on May 17, 2010. On August 25, 2010, the federal district court ruled in our favor and dismissed plaintiffs’ second amended derivative complaint without leave to amend. The plaintiffs have appealed the District Court’s judgment to the U.S. Court of Appeal for the Ninth Circuit. Plaintiffs filed their opening brief on April 14, 2011, we filed our answering brief on May 31, 2011 and plaintiffs filed their reply on July 1, 2011. No oral argument has been set in this action, and there has been no ruling in this action to date. At this time, we have not recorded any liabilities for this action as we are unable to determine the outcome or estimate the potential liability.

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

On October 31, 2008, the derivative plaintiffs filed their consolidated derivative complaint in California Superior Court for the County of Santa Clara naming us as a nominal defendant and bringing claims for insider selling, breach of fiduciary duty, unjust enrichment, waste of corporate assets and aiding and abetting breach of fiduciary duty against certain of our current and former officers and directors and our largest shareholder as of October 31, 2008, GTCR Golder Rauner LLC. In November 2008, we filed a motion to stay the state court action pending resolution of the parallel federal actions, and the parties have agreed by stipulation to delay briefing on the motion to stay until after the issue of demand futility is resolved in the federal derivative case. On August 1, 2011, the parties submitted their first periodic status report to the court and the next status report is due October 3, 2011. At this time, we have not recorded any liabilities for this action as we are unable to determine the outcome or estimate the potential liability.

On January 27, 2008, a class action complaint was filed against us in the Central District Court in Tel Aviv, Israel on behalf of purchasers of our stock on the Tel Aviv Stock Exchange. The complaint seeks compensation for damages allegedly incurred by the class of plaintiffs due to the publication of erroneous financial reports. We filed a motion to stay the action, in light of the proceedings already filed in the United States, on March 31, 2008. A hearing on the motion was held on May 25, 2008. Further briefing in support of the stay motion, specifically with regard to the threshold issue of applicable law, was submitted on June 24, 2008. On September 11, 2008, the Israeli District Court ruled in our favor, holding that U.S. law would apply in determining our liability. On October 7, 2008, plaintiffs filed a motion for leave to appeal the District Court’s ruling to the Israeli Supreme Court. Our response to plaintiffs’ appeal motion was filed on January 18, 2009. The District Court has stayed its proceedings until the Supreme Court rules on plaintiffs’ motion for leave to appeal. On January 27, 2010, after a hearing before the Supreme Court, the court dismissed the plaintiffs’ motion for leave to appeal and addressed the case back to the District Court. The Supreme Court instructed the District Court to rule whether the Israeli class action should be stayed, under the assumption that the applicable law is U.S. law. Plaintiffs subsequently filed an application for reconsideration of the District Court’s ruling that U.S. law is the applicable law. Following a hearing on plaintiffs’ application, on April 12, 2010, the parties agreed to stay the proceedings pending resolution of the U.S. securities class action, without prejudice to plaintiffs’ right to appeal the District Court’s decision regarding the applicable law to the Supreme Court. On May 25, 2010, plaintiff filed a motion for leave to appeal the decision regarding the applicable law with the Israeli Supreme Court. In August 2010, plaintiff filed an application to the Israeli Supreme Court arguing that the U.S. Supreme Court’s decision in Morrison et al. v. National Australia Bank Ltd., 561 U.S.         , 130 S. Ct. 2869 (2010), may affect the outcome of the appeal currently pending before the Court and requesting that this authority be added to the Court’s record. Plaintiff concurrently filed an application with the Israeli District Court asking that court to reverse its decision regarding the applicability of U.S. law to the Israeli class action, as well as to cancel its decision to stay the Israeli proceedings in favor of the U.S. class action in light of the U.S. Supreme Court’s decision in Morrison. On August 25, 2011, the Israeli District Court issued a decision denying plaintiff’s application and reaffirming its ruling that the law applicable to the Israeli class action is U.S. law. The District Court also ordered that further proceedings in the case be stayed pending the decision on appeal in the U.S. class action. At this time, we have not recorded any liabilities for this action as we are unable to determine the outcome or estimate the potential liability.

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

Litigation Related to Acquisition of Hypercom

On May 12, 2011, the United States Department of Justice (the “DOJ”) filed a civil antitrust lawsuit in the U.S. District Court for the District of Columbia against VeriFone, Hypercom Corporation (“Hypercom”) and Ingenico S.A. (“Ingenico”). The DOJ’s complaint alleges antitrust claims with respect to our planned acquisition of Hypercom and with the April 1, 2011 Stock and Asset Purchase Agreement pursuant to which Hypercom would have sold certain assets and liabilities of its U.S. payment terminal business to Ingenico. On May 19, 2011, VeriFone, Hypercom and Ingenico terminated the April 1, 2011 Stock and Asset Purchase Agreement, and VeriFone and Hypercom entered into an agreement with the DOJ to suspend the civil antitrust lawsuit filed against the parties by the DOJ, in order to explore various options for the planned divestiture of Hypercom’s U.S. business, including the possibility of a divestiture to an alternative buyer. Ingenico also requested that the DOJ move to remove Ingenico as a defendant in the litigation. On August 4, 2011, VeriFone, Hypercom and the DOJ agreed to settle the litigation, Hypercom divested its U.S. payment systems business and VeriFone completed its acquisition of Hypercom. The settlement was approved by the District Court on August 4, 2011.

In connection with the announcement of our merger with Hypercom, several purported class action lawsuits were filed in Arizona and Delaware state courts alleging variously, among other things, that the board of directors of Hypercom breached its fiduciary duties in not securing a higher price in the merger and that VeriFone, Hypercom, FP Hypercom Holdco, LLC and Francisco Partners II, L.P. aided and abetted that alleged breach. The actions seek injunctive relief and unspecified damages. An agreement in principle has been reached to resolve the litigation based on confirmatory discovery, enhanced public disclosures, and, reimbursement by Hypercom of a portion of the plaintiffs’ attorneys fees which we do not expect to be material to our results of operations. The terms of settlement between the parties are subject to court approval.

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

Note 11. Restructuring Charges

The following table summarizes restructuring expenses for the three and nine months ended July 31, 2011 and 2010 (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010
Cost of net revenues	$53	$74	$20	$593
Research and development	(28)	(10)	(42)	(10)
Sales and marketing	337	0	378	33
General and administrative	192	13	176	(26)

Total restructuring expense	$554	$77	$532	$590

The restructuring expense for the three and nine months ended July 31, 2011 mainly related to our International segment.

Restructuring activity for the nine months ended July 31, 2011 was as follows (in thousands):

	Employee Severance and Benefit Arrangements	Facilities Related Costs	Total
Balance at November 1, 2010	$832	$1,900	$2,732
Current year charges	741	0	741
Other adjustments	(177)	(43)	(220)
Cash payments	(1,191)	(401)	(1,592)

Balance at July 31, 2011	$205	$1,456	$1,661

As of July 31, 2011, $0.7 million of restructuring accruals were included in Other Current Liabilities and $1.0 million of restructuring accruals were included in Other Long-term Liabilities in the Condensed Consolidated Balance Sheets.

We will incur additional restructuring and restructuring-related charges in the future for additional employee severance and benefit arrangements, and facility-related activities as a result of acquisitions. However, we are still in the process of determining the amount of these additional charges.

Note 12. Related-Party Transactions

For the three months ended July 31, 2011 and 2010, we recorded $2.3 million and $1.0 million, respectively, of net revenues from of sales to certain companies the board of directors of which certain members of our Board of Directors also serve. For the nine months ended July 31, 2011 and 2010, we recorded $10.9 million and $4.6 million, respectively, of sales to such companies. As of July 31, 2011 and October 31, 2010, we have outstanding accounts receivable balances of $2.3 million and $3.2 million, respectively, related to such companies.

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

The following table sets forth net revenues and operating income (loss) for our segments (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010
Net revenues:
International	$195,321	$138,244	$522,930	$406,802
North America	121,835	123,210	370,941	319,034
Corporate	(205)	1	(709)	(269)

Total net revenues	$316,951	$261,455	$893,162	$725,567

Operating income (loss):
International	$53,699	$31,265	$143,460	$97,275
North America	45,820	40,115	135,821	102,161
Corporate	(58,770)	(43,789)	(165,983)	(126,788)

Total operating income	$40,749	$27,591	$113,298	$72,648

Our goodwill by segment was as follows (in thousands):

	July 31, 2011	October 31, 2010
International	$188,031	$150,336
North America	19,640	18,986

Total	$207,671	$169,322

Our total assets by segment were as follows (in thousands):

	July 31, 2011	October 31, 2010
International	$805,953	$656,718
North America	575,534	418,608

Total	$1,381,487	$1,075,326

Geographic Information

The net revenues by geographic area were as follows (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010
United States	$113,743	$113,622	$343,548	$290,295
Europe, Middle East and Africa	97,032	62,120	269,002	198,031
Latin America	64,961	52,806	171,309	143,917
Asia	33,151	23,318	82,006	64,854
Canada	8,064	9,589	27,297	28,470

Total net revenues	$316,951	$261,455	$893,162	$725,567

Revenues are allocated to the geographic areas based on the shipping destination of customer orders.

Note 14. Business Acquisitions

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

The total consideration was $14.2 million and the net assets acquired were $16.0 million. This resulted in a gain on purchase of $1.8 million which was recorded in Other Income (expense), net in our Condensed Consolidated Statement of Income for the nine months ended July 31, 2011.

The assets acquired consisted primarily of accounts receivable of $18.5 million, inventories of $6.5 million, other assets of $2.6 million, property, plant and equipment of $1.3 million and intangible assets of $0.7 million. The liabilities assumed were mainly accounts payable of $7.9 million, deferred revenue of $1.4 million, other liabilities of $3.3 million, and deferred tax liability of $1.1 million.

We are in the process of finalizing the purchase price accounting for accounts receivable and taxes and we expect to have this finalized in our 2011 fiscal year.

Destiny Electronic Commerce (Proprietary) Limited

On June 30, 2011, we acquired all of the outstanding common shares of Destiny Electronic Commerce (Proprietary) Limited (“DEC”), a South Africa-based electronic payment solutions provider. In accordance with the terms of a Share Purchase Agreement dated May 24, 2011, we issued an aggregate of 1,138, 872 shares to the shareholders of DEC in exchange for all its outstanding common shares. The results of DEC have been included in our condensed consolidated financial statements since the acquisition date. In addition, DEC shareholders may be paid up to an additional 48.0 million South African Rand (approximately $7.2 million) if certain financial targets are met in fiscal years 2011 and 2012.

The total purchase price was approximately $57.6 million which mainly represents the fair value of VeriFone’s stock and contingent consideration. The significant assets acquired consists of intangible assets of $37.8 million consisting primarily of customer relationships, accounts receivable of $8.0 million, cash of $3.5 million, inventory of $0.8 million, and property plant and equipment of $0.5 million. The significant liabilities assumed consisted of deferred tax liabilities of $10.6 million, accounts payable and other current liabilities of $6.5 million, notes payable of $3.9 million, accrued compensation of $1.4 million, and income taxes payable of $0.9 million. We also recorded $30.2 million of goodwill as a result of this business acquisition.

We are in the process of finalizing the purchase price accounting for this business acquisition and we expect to have this finalized in the fourth quarter of our 2011 fiscal year.

See Note 16, “Subsequent Events” for a discussion of our recently completed acquisition of Hypercom Corporation (“Hypercom”).

Note 15. Investment in Equity Securities

On February 9, 2010, we invested in Trunkbow International Holdings Ltd. (“Trunkbow”), a Jinan, People’s Republic of China-based mobile payments and value-added service applications company. We paid $5.0 million for 2.5 million shares of common stock and 0.5 million common stock warrants. The warrants have a strike price of $2.00 per share and are exercisable anytime up to 5 years from the closing date. The investment was originally accounted for using the cost-method and reflected in Other Assets in our Condensed Consolidated Balance Sheets. The allocated costs of the shares and warrants were approximately $4.7 million and $0.3 million, respectively.

On February 3, 2011, Trunkbow’s shares began trading on the NASDAQ Global Market. As a result, our investment in Trunkbow shares became marketable and we reclassified this investment as available-for-sale. The outstanding shares and shares issuable pursuant to the warrants are subject to a lock-up agreement whereby they cannot be sold or pledged until August 2, 2011. Accordingly, our investment in the Trunkbow shares is recorded at fair value, based on the quoted market price of the shares adjusted for the discount associated with the remaining lock-up term. Any unrealized gains on the shares are included in accumulated other comprehensive income, a component of stockholders’ equity. Realized gains (losses) on the sale of available-for-sale securities, which will be calculated based on the specific identification method, and declines in value below cost judged to be other-than-temporary, if any, will be recorded in Other Income (expense), net as incurred.

The fair value of our Trunkbow shares as of July 31, 2011 was estimated at $8.4 million and we recorded an unrealized gain in accumulated other comprehensive income of $3.7 million.

During July 2011, the Trunkbow warrants became derivatives when the remaining lock-up period was less than 32 days. As of July 31, 2011, we estimated the fair value of the warrants using the Black Scholes valuation model, to be approximately $0.9 million. We reflected a $0.6 million mark-to-market gain as Other Income (expense), net in the Condensed Consolidated Statement of Income.

Note 16. Subsequent Event

On August 4, 2011, we completed our acquisition of Hypercom, a provider of electronic payment solutions and value-added services at the point of transaction, by means of a merger of one of our wholly-owned subsidiaries with and into Hypercom such that Hypercom became a wholly-owned subsidiary of VeriFone following the merger. In connection with the merger we issued 14,462,628 shares of VeriFone common stock, par value $0.01 per share in exchange for all the outstanding common stock of Hypercom, and options to acquire Hypercom common stock were converted into options exercisable for approximately 814,638 shares of VeriFone common stock. Immediately prior to the merger, Hypercom divested its U.S., United Kingdom (“U.K.”) and Spain businesses to independent third parties. As part of closing, Hypercom paid off its’ outstanding long term debt, totaling approximately $69 million, with cash provided by VeriFone.

We acquired Hypercom to, among other things, provide a broader set of product and service offerings to customers globally. We will include the financial results of Hypercom in our consolidated financial statements from the date of acquisition.

The fair value of the consideration paid to acquire Hypercom is approximately $645 million. The fair value of the 14.5 million VeriFone shares was $557 million as of the close of the market on August 4, 2011 and the fair value of the options is estimated to be approximately $19 million. The purchase price is expected to change once we complete a valuation of the Other Issued Securities.

The transaction will be accounted of using the acquisition method of accounting under ASC 805 – Business Combinations. The acquisition method of accounting requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Due to the limitations on access to Hypercom information prior to the acquisition date and the limited time since the acquisition date, the initial accounting for the business combination is incomplete at this time. Neither the acquisition date closing balance sheet nor the valuation of acquired intangible assets has been completed. As a result, VeriFone is unable to ascertain the acquisition fair value for major classes of assets acquired and liabilities assumed and the associated adjustments necessary to compute supplemental pro-forma revenue and earnings information. We expect to complete the initial accounting for the business combination prior to filing our 2011 Annual report on Form 10K.

The following table presents acquisition related costs incurred in connection with the acquisition of Hypercom during the three and nine months ended July 31, 2011 (in thousands):

	Three Months Ended July 31, 2011	Nine Months Ended July 31, 2011
Sales and marketing	$685	$687
General and administrative	4,358	9,941

Total	$5,043	$10,628

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. In some cases, forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “intends,” “potential,” “continues,” “plans,” “predicts,” and similar terms. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, and management’s beliefs and assumptions, and do not reflect the potential impact of any mergers, acquisitions, or other business combinations or divestitures, that have not been completed. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Our statements regarding future performance also incorporate our estimates, projections and assumptions concerning the performance of recently acquired businesses, including Hypercom, which we acquired on August 4, 2011, as described in Note 16. Subsequent Event in the Notes to Condensed Consolidated Financial Statements of this report on Form 10-Q, including assumptions about the prospects for the acquired businesses’ products and markets, the ability to retain customer relationships and key employees, successful integration of key technologies or operations, and the potential for unexpected liabilities. In addition, as we integrate these businesses into our operations, our understanding of the financial and operational performance of the acquired businesses may change. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A Risk Factors in our 2010 Annual Report on Form 10-K and in Part II, Item 1A of this Quarterly Report on Form 10-Q. The following discussion should be read in conjunction with our consolidated financial statements and related notes included in our 2010 Annual Report on Form 10-K and the Condensed Consolidated Financial Statements and Notes thereto included in Part I, Item I of this Quarterly Report on Form 10-Q. Unless required by law, we expressly disclaim any obligation to update publicly any forward-looking statements, whether as result of new information, future events, or otherwise.

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

Our industry’s growth continues to be driven by the long-term shift toward electronic payment transactions and away from cash and checks in addition to changes in security standards that require more advanced electronic payment systems. Internationally, growth rates have generally been higher than in the United States because of the relatively lower penetration rates of electronic payment transactions in many countries as well as governmental efforts to modernize economies and to encourage electronic payments as a means of improving collection of value-added tax (“VAT”) and sales tax. Recently, additional factors have driven growth, including the shift from dial up to internet protocol (“IP”), developments in wireless communications, personal identification number (“PIN”) based debit transactions and advances in computing technology that enable vertical solutions and non-payment applications to reside at the point of sale (“POS”). Most recently, widely publicized breaches of systems that handle consumer card details have spurred widespread interest in more secure payment systems and “end-to-end” encryption technology.

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

Net revenues and operating income (loss) of each business segment reflect net revenues generated within the segment, supply chain standard inventory cost of System Solutions net revenues, actual cost of Services net revenues, and expenses that directly benefit only that segment, including distribution center costs, royalty and warranty expense. Corporate net revenues and operating income (loss) primarily consists of amortization of purchased intangible assets, step-down in deferred revenue, impairment, stock-based compensation, acquisition related and restructuring costs and other Corporate charges, including inventory obsolescence and scrap, rework, specific warranty provisions, non-standard freight and over-and-under absorption of materials management overhead and personnel costs. Since these costs are generally incurred on a company-wide basis, it is impractical to allocate them to either the North America or International segments.

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

On June 30, 2011, we completed our acquisition of DEC, a South Africa-based electronic payments solutions provider of secure payment technologies, services and solutions at the point of sale for Sub-Saharan Africa and the Indian Ocean Islands. See Note 14. Business Acquisitions to Notes to Condensed Consolidated Financial Statements included in this report on Form 10-Q. The results of operations for DEC have been included in our condensed consolidated financial statements from the date of acquisition.

On August 4, 2011, we completed our acquisition of Hypercom, a provider of electronic payment solutions and value-added services at the point of transaction, by means of a merger of one of our wholly-owned subsidiaries with and into Hypercom such that Hypercom became a wholly-owned subsidiary of VeriFone following the merger. In connection with the merger we issued 14,462,628 shares of VeriFone common stock, par value $0.01 per share in exchange for all the outstanding common stock of Hypercom, and options to acquire Hypercom common stock were converted into options exercisable for approximately 814,638 shares of VeriFone common stock. Immediately prior to the merger, Hypercom divested its U.S., United Kingdom (“U.K.”) and Spain businesses to independent third parties. As part of closing, Hypercom paid off its’ outstanding long term debt, totaling approximately $69 million, with cash provided by VeriFone.

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

There were no significant changes to our critical accounting policies during the nine months ended July 31, 2011. For information about critical accounting policies, see Note 1. Principles of Consolidation and Summary of Significant Accounting Policies and Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

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

Net revenues, which include System Solutions and Services, are summarized in the following table (in thousands, except percentages):

	Three Months Ended July 31,				Nine Months Ended July 31,
	2011	2010	Net Change	% Change	2011	2010	Net Change	% Change
System Solutions	$253,659	$213,091	$40,568	19.0%	$714,700	$600,653	$114,047	19.0%
Services	63,292	48,364	14,928	30.9%	178,462	124,914	53,548	42.9%

Total	$316,951	$261,455	$55,496	21.2%	$893,162	$725,567	$167,595	23.1%

System Solutions Revenues

	Three Months Ended July 31,				Nine Months Ended July 31,
	2011	2010	Net Change	% Change	2011	2010	Net Change	% Change
International	$169,906	$121,450	$48,456	39.9%	$454,227	$354,544	$99,683	28.1%
North America	83,753	91,641	(7,888)	-8.6%	260,473	246,109	14,364	5.8%

Total	$253,659	$213,091	$40,568	19.0%	$714,700	$600,653	$114,047	19.0%

System Solutions net revenues for the three and nine months ended July 31, 2011 increased $40.6 million or 19.0%, and $114.0 million or 19.0%, respectively, compared to the same periods in fiscal year 2010. For the three months ended July 31, 2011 and 2010, System Solutions net revenues comprised 80.0% and 81.5% of total net revenues, respectively. For the nine months ended July 31, 2011 and 2010, System Solutions net revenues comprised 80.0% and 82.8% of total net revenues, respectively. The lower proportion of System Solutions net revenues in fiscal year 2011 compared to fiscal year 2010 reflects the impact of our taxi media business transition from primarily a System Solutions business model to more of a services model and the inclusion of Services revenues from that taxi media solutions business for the entire nine months ended July 31, 2011. In addition, growth in Petroleum Services revenues and in International Services revenues across the world also contributed to the shift from System Solutions to Services revenues.

International System Solutions Net Revenues

System Solutions revenue in Europe, the Middle East and Africa (“EMEA”) increased $29.6 million, or 55.6%, for the three months ended July 31, 2011 compared to the three months ended July 31, 2010, primarily due to a $15.1 million contribution from the Gemalto business acquired in December 2010, as well as a $6.4 million increase in Northern Europe, the Middle East and Africa driven by increased demand. The increased demand was due to a number of factors, including a combination of improved economic conditions in the U.K. relative to the same period in fiscal year 2010, efforts by our U.K. customers to address Payment Card Industry PIN Transaction Security (“PCI-PTS”) 3.0 compliance requirements, and increased demand in Nordic countries. In addition, we experienced a $5.1 million increase in Continental Europe primarily attributable to improved economic conditions in Russia relative to the same period in fiscal year 2010 and a $3.1 million increase in Southeast Europe mainly as a result of strong performance of our new Vx Evolution products and improved economic conditions relative to the same period in fiscal year 2010.

Asia’s System Solutions net revenues increased $8.6 million, or 41.1%, for the three months ended July 31, 2011 compared to the three months ended July 31, 2010. The growth in Asia was widespread across the region, with a $2.9 million increase in India associated with a terminal deployment cycle which began in the second quarter of fiscal year 2011 by financial institutions, a $2.5 million increase in China mainly related to transportation and social welfare projects, a $1.8 million increase in other southeast Asia countries primarily attributable to the addition of a new distributor in the Philippines and sales of payment systems to the largest taxi fleet operator in Singapore and a $0.9 million contribution from the Gemalto business acquired in December 2010.

Latin America’s System Solutions net revenues increased $10.3 million, or 21.7% for the three months ended July 31, 2011 compared to the three months ended July 31, 2010, primarily as a result of increased demand throughout the region including increased demand for the recently introduced Vx Evolution products with the exception of Brazil where System Solutions revenue remained relatively unchanged compared to the same period in fiscal year 2010.

System Solutions revenue in EMEA increased $60.7 million, or 35.7%, for the nine months ended July 31, 2011 compared to the nine months ended July 31, 2010, primarily due to a $31.1 million contribution from the Gemalto business. In addition, we saw a $12.7 million increase in Continental Europe as a result of improved economic conditions in Russia relative to the same period in fiscal year 2010 and increased customer spending at the end of the 2010 calendar year, and an $8.8 million increase in Southeast Europe due to strong demand as a result of our recent Vx Evolution product launches and overall improved economic conditions, and an $8.4 million increase in Northern Europe, the Middle East and Africa driven by increased demand.

Latin America’s System Solutions net revenues increased $22.9 million, or 18.1% for the nine months ended July 31, 2011 compared to the nine months ended July 31, 2010, primarily as a result of increased demand throughout the region including increased demand for the recently introduced the Vx Evolution products.

Asia’s System Solutions net revenues increased $16.1 million, or 27.7%, for the nine months ended July 31, 2011 compared to the nine months ended July 31, 2010. The growth in Asia was primarily attributable to a $6.1 million increase in Australia and New Zealand mainly due to compliance driven terminal upgrades, a $4.7 million contribution from the Gemalto business and a $5.4 million increase in India associated with a terminal deployment cycle begun in the second quarter of fiscal year 2011 by financial institutions.

North America System Solutions Net Revenues

North America System Solutions net revenues decreased $7.9 million, or 8.6% for the three months ended July 31, 2011 compared to the three months ended July 31, 2010. This decrease included a $12.4 million decrease in net revenues from our Petroleum business due to the non-recurrence of revenues from our Petroleum customers’ efforts to address the July 2010 PCI-PED compliance deadlines during the three months ended July 31, 2010, a $7.3 million decrease in net revenues from Vertical Solutions due to the timing of our multi-lane retail and vertical market customers choosing to upgrade their systems and a $4.3 million decrease in our taxi media System Solutions revenues attributable to the impact of the transition of our taxi media solutions System Solutions business model to a services model. These decreases were partially offset by a $16.0 million increase in our North American Financial business, which sells payment systems to small and medium-sized businesses through ISOs and payment processors, and benefited from a reduction in inventory levels in the channel which spurred renewed demand from these resellers.

North America System Solutions net revenues increased $14.4 million, or 5.8%, for the nine months ended July 31, 2011 compared to the nine months ended July 31, 2010 was primarily attributable to a $19.8 million increase in Vertical Solutions due to the timing of our multi-lane retail and vertical market customers upgrading their systems and a $26.7 million increase in net revenues from our North American Financial business, which sells payment systems to small and medium-sized businesses through ISOs and payment processors, and benefited from a reduction in inventory levels in the channel that spurred renewed demand from these resellers. These increases were partially offset by a $19.9 million decrease in our Petroleum business driven by the completion of our Petroleum customers’ efforts to address the July 2010 PCI-PED compliance deadlines, and an $11.9 million decrease in our taxi media solutions revenues attributable to the impact of the transition of our taxi media solutions System Solutions business model to a services model.

Outlook for System Solutions Net Revenues

Over the last several quarters, economic conditions in some parts of the world have shown signs of improvement, favorably impacting global demand for our products. We are unable to predict whether these signs of continued improvements will be sustained. Moreover, many economies that have experienced economic improvements since the global recession in 2008, including the U.S., continue to experience some volatility and challenges in achieving sustained economic growth. Any sustained economic weakness or deterioration in economic conditions, particularly if persistent, would adversely affect our business, operating results, and financial condition. We expect our International revenues to grow with the addition of the Hypercom business, which is almost entirely outside of North America. We expect the North American System Solutions PCI-PED compliance related growth in our Vertical Markets (which include multi-lane retail, hospitality, retail banking, transit, government and healthcare) and Financial businesses to be moderate, while new technologies like NFC, smartphone enabled payment technologies at the point of sale and security should fuel incremental demand. Demand from our North American Petroleum customers is expected to increase in fiscal year 2012 as the Petroleum market continues to adopt new more secure payment devices for gasoline dispensers, which improve security against breaches and media capabilities at gasoline dispensers.

Services Revenues

	Three Months Ended July 31,				Nine Months Ended July 31,
	2011	2010	Net Change	% Change	2011	2010	Net Change	% Change
North America	$38,082	$31,569	$6,513	20.6%	$110,467	$72,925	$37,542	51.5%
International	25,412	16,794	8,618	51.3%	68,701	52,260	16,441	31.5%
Corporate	(202)	1	(203)	nm	(706)	(271)	(435)	nm

Total	$63,292	$48,364	$14,928	30.9%	$178,462	$124,914	$53,548	42.9%

nm – not meaningful

Services net revenues increased $14.9 million, or 30.9%, and $53.5 million, or 42.9%, for the three and nine months ended July 31, 2011, respectively, compared to the same periods in fiscal year 2010.

International Services Net Revenues

International Services Net Revenues increased $8.6 million, or 51.3%, for the three months ended July 31, 2011 compared to the three months ended July 31, 2010 primarily due to a $2.1 million contribution from the Gemalto business, a $1.6 million increase in Brazil mainly due to increased repair and rental businesses and a $1.1 million increase in Israel.

International Services Net Revenues increased $16.4 million, or 31.5%, for the nine months ended July 31, 2011 compared to the nine months ended July 31, 2010 primarily due to a $5.1 million contribution from the Gemalto channel, a $3.4 million increase in Israel, a $2.5 million increase in Brazil due to increased repair and rental business, a $2.0 million increase in Mexico due to higher sales volume, a $1.9 million contribution from ABS in Italy acquired in September 2010 and $1.5 million increase in Northern Europe, the Middle East and Africa.

North America Services Net Revenues

For the three months ended July 31, 2011, our North America Services Revenues increased $6.5 million, or 20.6%, primarily due to a $3.5 million increase in our taxi media solutions business compared to the same period in fiscal year 2010, reflecting the impact of our transition from a System Solutions business model to a services model, and a $1.5 million increase in Petroleum Services mainly due to our software maintenance programs.

For the nine months ended July 31, 2011, our North America Services Revenues increased $37.5 million, or 51.5%, primarily due to $22.4 million of revenue growth in our taxi media solutions business compared to the nine months ended July 31, 2010, of which $9.3 million was due to the impact of our transition from a System Solutions business model to a services model. The remainder of the increase in taxi media solutions Services revenues was attributable to the inclusion of revenues from our taxi media solutions business for the full nine months ended July 31, 2011, resulting from the Clear Channel Tax Media (“CCTM”) acquisition which closed on December 31, 2009 and continued expansion of that business. We also experienced other revenue growth of $15.1 million, including $7.6 million in Petroleum Services mainly due to our software maintenance programs, a $2.7 million contribution from the WAY Systems business acquired on August 31, 2010, a $1.7 million increase in system deployment projects at large vertical customers and a $1.6 million increase from our PAYware Connect gateway.

Outlook for Services Net Revenues

We expect Services revenues in North America to be driven by continued growth in Petroleum software maintenance programs for the remainder of fiscal year 2011, continued growth in our taxi media solutions business and system deployment projects. Internationally, our new London taxi business’ planned ramp up over the next few quarters is expected to increase credit card transactions and advertising revenues. In addition, we expect incremental services revenues as a result of the DEC acquisition.

Gross Profit

The following table shows the gross profit for System Solutions and Services (in thousands, except percentages):

	Three Months Ended July 31,				Nine Months Ended July 31,
	Amount		Gross Profit Percentage		Amount		Gross Profit Percentage
	2011	2010	2011	2010	2011	2010	2011	2010
System Solutions	$103,038	$74,761	40.6%	35.1%	$286,343	$216,225	40.1%	36.0%
Services	28,574	20,734	45.1%	42.9%	79,345	50,386	44.5%	40.3%

Total	$131,612	$95,495	41.5%	36.5%	$365,688	$266,611	40.9%	36.7%

System Solutions

Gross profit on System Solutions increased $28.3 million, or 37.8%, and $70.1 million, or 32.4%, for the three and nine months ended July 31, 2011, respectively, compared to the same periods in fiscal year 2010. For the three and nine months ended July 31, 2011, International and North American gross profit percentages both increased, while Corporate costs as a percentage of revenues for the three months and nine months ended July 31, 2011 increased compared to the same periods in fiscal year 2010.

International System Solutions gross profit percentage increased during the three and nine months ended July 31, 2011 compared to the three and nine months ended July 31, 2010, primarily as a result of a favorable product mix impact due to increased sales of newer product solutions, which carry higher margins compared to certain previous generation solutions, and an improved geographic and customer mix within Asia relative to the same period in fiscal year 2010.

North America System Solutions gross profit percentage increased during the three and nine months ended July 31, 2011 compared to the three and nine months ended July 31, 2010. We experienced favorable product mix and customer mix in our financial, petroleum and multi-lane retail solutions sold in North America relative to the same period in fiscal year 2010.

Corporate costs of goods sold as a percentage of revenues increased for the three months ended July 31, 2011 compared to the three months ended July 31, 2010, mainly due to a $1.6 million increase in freight and duties, $0.5 million increase in the provision for excess obsolete inventory and scrap associated with business acquisitions and discontinued product lines and a $0.5 million increase in contract manufacturing costs. These increases were partially offset by a $2.0 million reduction in amortization of purchased intangible assets.

Corporate costs of goods sold as a percentage of revenues increased for the nine months ended July 31, 2011 compared to the nine months ended July 31, 2010, mainly due to a $7.9 million increase in the provision for excess and obsolete inventory and scrap associated with business acquisitions and discontinued product lines and a $2.1 million increase in product specific warranty accruals. These increases were partially offset by a $3.7 million reduction in amortization of purchased intangible assets and a $1.2 decrease in accrued royalty as a result of a settlement agreement.

Services

Gross profit on Services increased $7.8 million, or 37.8%, and $29.0 million, or 57.5% for the three and nine months ended July 31, 2011 compared to the three and nine months ended July 31, 2010 largely attributable to increases in Services revenues as well as benefit from favorable mix of services.

North America Services gross margin percentages increased during the three and nine months ended July 31, 2011 compared to the three and nine months ended July 31, 2010. For the three months ended July 31, 2011, this increase was driven by favorable product mix in our Petroleum Services business partially offset by lower gross margin in our taxi media solutions business. For the nine months ended July 31, 2011, the improved gross margin on the taxi media solutions and transactions in the first half of fiscal year 2011 and the inclusion of three full quarters of gross margin from our taxi media solutions business resulting from the CCTM acquisition which closed on December 31, 2009 also contributed to the margin percentage improvement.

International Services gross margin percentages increased during the three and nine months ended July 31, 2011 compared to the same periods in fiscal year 2010, primarily driven by margin improvements in Brazil related to repair services and the rental business as well as growth in ATM transaction volume in Israel. These increases were partially offset by a decrease in Northern Europe, the Middle East and Africa associated with investments in our new London taxi business and a decrease in Asia due to unfavorable customer mix.

Research and Development Expenses

Research and development (“R&D”) expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended July 31,				Nine Months Ended July 31,
	2011	2010	Net Change	Percentage Change	2011	2010	Net Change	Percentage Change
Research and development	$27,457	$18,888	$8,569	45.4%	$74,501	$53,799	$20,702	38.5%
Percentage of net revenues	8.7%	7.2%			8.3%	7.4%

R&D expenses for the three months ended July 31, 2011, including the impact of changes in currency exchange rates, increased $8.6 million, or 45.4%, compared to the three months ended July 31, 2010 primarily due to a $5.1 million increase in personnel costs as a result of the addition of new businesses and headcount increases associated with the launch of our Vx evolution initiative and PAYware Mobile solutions, a $0.9 million increase in facilities and operating supplies, and a $0.7 million increase in outside services. In addition, R&D expenses increased by $0.6 million due to a shift towards general application development projects which benefit broad groups of customers rather than customer specific projects, the costs of which are typically charged to cost of net revenues. Changes in foreign currency exchange rates resulted in a $0.9 million of the increase in R&D expenses during the three months ended July 31, 2011 compared to the three months ended July 31, 2010.

R&D expenses for the nine months ended July 31, 2011, including the impact of changes in currency exchange rates, increased $20.7 million, or 38.5%, compared to the nine months ended July 31, 2010 primarily due to a $13.6 million increase in personnel expenses as a result of the addition of new businesses and headcount increases associated with the launch of Vx evolution and PAYware Mobile solutions, a $1.6 million increase in outside services, a $1.6 million increase in facilities and operating expenses, a $0.9 million increase in stock-based compensation and a $0.5 million increase in travel. Additionally, R&D expenses increased by $1.6 million due to a shift towards general application development projects which benefit broad groups of customers rather than customer specific projects, the costs of which are typically charged to cost of net revenues. Changes in foreign currency exchange rates resulted in a $1.4 million of the increase in R&D expenses during the nine months ended July 31, 2011 compared to the nine months ended July 31, 2010.

We expect R&D expenses, assuming a stable currency environment, to grow in absolute amounts for the remainder of fiscal year 2011, primarily as a result of our acquisition of Hypercom that will, among other things, increase our R&D activities globally to support a larger product portfolio and customer base.

Sales and Marketing Expenses

Sales and marketing expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended July 31,				Nine Months Ended July 31,
	2011	2010	Net Change	Percentage Change	2011	2010	Net Change	Percentage Change
Sales and marketing	$32,769	$24,145	$8,624	35.7%	$92,214	$67,035	$25,179	37.6%
Percentage of net revenues	10.3%	9.2%			10.3%	9.2%

Sales and marketing expenses for the three months ended July 31, 2011, including the impact of changes in currency exchange rates, increased $8.6 million, or 35.7%, compared to the three months ended July 31, 2010. This increase was primarily due to the addition of new businesses and headcount increases to support higher demand as significant revenue growth occurred in most emerging markets and developed countries, and to support the launch of a number of new initiatives such as end-to-end encryption, PAYware Mobile solutions, PAYMEDIA, and the Vx Evolution transition. The increase in sales and marketing expenses primarily consisted of a $4.8 million increase in personnel expenses, a $1.1 million increase in stock-based compensation expense, a $1.1 million increase in advertising and marketing expense, and a $1.1 million increase in acquisition related charges. Changes in foreign currency exchange rates resulted in a $0.9 million of the increase in sales and marketing expenses during the three months ended July 31, 2011 compared to the three months ended July 31, 2010.

Sales and marketing expenses for the nine months ended July 31, 2011, including the impact of changes in currency exchange rates, increased $25.2 million, or 37.6%, compared to the nine months ended July 31, 2010. This increase was primarily due to the addition of new businesses and headcount increases to support higher demand as significant revenue growth occurred in most emerging markets and developed countries, and to support the launch of a number of new initiatives such as end-to-end encryption, PAYware Mobile solutions, PAYMEDIA, and the Vx Evolution transition. The increase in sales and marketing expenses primarily consisted of a $14.5 million increase in personnel expenses, a $3.9 million increase in stock-based compensation expense, a $2.3 million increase in advertising and marketing expense, $1.7 million increase in facilities and operating expenses and $1.3 million increase in travel expense. In addition, acquisition related charges increased by $1.3 million. Changes in foreign currency exchange rates resulted in a $1.2 million of the increase in sales and marketing expenses during the nine months ended July 31, 2011 compared to the nine months ended July 31, 2010.

We expect sales and marketing expenses, assuming a stable currency environment, to grow in absolute amounts for the remainder of fiscal year 2011 as our business grows and due to the completion of our acquisition of Hypercom on August 4, 2011.

General and Administrative Expenses

General and administrative expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended July 31,				Nine Months Ended July 31,
	2011	2010	Net Change	Percentage Change	2011	2010	Net Change	Percentage Change
General and administrative	$28,657	$21,327	$7,330	34.4%	$79,716	$61,488	$18,228	29.6%
Percentage of net revenues	9.0%	8.2%			8.9%	8.5%

General and administrative expenses for the three months ended July 31, 2011 increased $7.3 million, or 34.4%, compared to the three months ended July 31, 2010. This increase was primarily due to a $4.6 million increase in acquisition related charges mainly comprised of professional services fees, a $1.3 million increase in stock-based compensation expense, a $1.2 million increase in personnel primarily due to headcount increases and higher benefit costs resulting from the resumption of the discretionary employer match related to our 401(k) plan for our U.S. employees, and a $1.0 million increase in facility and operation expenses. These increases were partially offset by a $0.8 million decrease in outside services due to decrease in non-acquisition related tax and legal-related professional services.

General and administrative expenses for the nine months ended July 31, 2011 increased $18.2 million, or 29.6%, compared to the nine months ended July 31, 2010. This increase was primarily due to a $9.9 million increase in acquisition related charges largely attributable to professional services fees, a $5.7 million increase in stock-based compensation expense, a $5.3 million increase in personnel expenses primarily due to headcount increases and higher benefit costs resulting from the resumption of the discretionary employer match related to our 401(k) plan for our U.S. employees, and a $0.9 million increase in facility and operation expenses. These increases were partially offset by a $4.6 million decrease in outside services.

We expect general and administrative expenses, assuming a stable currency environment, to grow in absolute amounts for the remainder of fiscal year 2011 due to increased business operations from our acquisition of Hypercom, including for example additional legal and litigation expenses related to lawsuits that we assumed as part of the Hypercom acquisition.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets decreased $1.6 million and $5.7 million in the three and nine months ended July 31, 2011, respectively, compared to the same periods in fiscal year 2010 primarily as a result of purchased intangible assets being fully amortized partially offset by amortization of new intangible assets from fiscal year 2011 acquisitions.

We expect amortization of purchased intangible assets to increase for the balance of fiscal year 2011 primarily as a result of the Hypercom acquisition.

Operating Income

The following table sets forth operating income (loss) for our segments (in thousands):

	Three Months Ended July 31,				Nine Months Ended July 31,
	2011	2010	Net Change	Percentage Change	2011	2010	Net Change	Percentage Change
Operating income (loss):
International	$53,699	$31,265	$22,434	71.8%	$143,460	$97,275	$46,185	47.5%
North America	45,820	40,115	5,705	14.2%	135,821	102,161	33,660	32.9%
Corporate	(58,770)	(43,789)	(14,981)	nm	(165,983)	(126,788)	(39,195)	nm

Total operating income	$40,749	$27,591	$13,158	47.7%	$113,298	$72,648	$40,650	56.0%

(1)	nm – not meaningful

International

For the three and nine months ended July 31, 2011, International operating income increased $22.4 million, or 71.8% and $46.2 million, or 47.5%, respectively, compared to the same periods in fiscal year 2010 primarily due to increases in gross margin partially offset by an increase in operating expenses.

North America

For the three and nine months ended July 31, 2011 North America operating income increased $5.7 million, or 14.2% and $33.7 million or 32.9%, compared to the three and nine months ended July 31, 2010, respectively, mainly due to an increase in gross margin partially offset by an increase in operating expenses.

Corporate

Corporate operating loss increased $15.0 million for the three months ended July 31, 2011 compared to the three months ended July 31, 2010, primarily due to a $5.8 million increase in acquisition, integration related professional services fees, a $4.5 million increase in personnel costs, a $2.9 million increase in stock-based compensation expense, a $1.6 million increase in freight and duties, a $1.0 million increase in facilities and operations costs, a $0.6 million increase in expensed software development costs due to a shift towards general application development projects which benefit broad groups of customers rather than customer specific projects. In addition, we also experienced a $0.6 million increase in advertising and marketing expense, and a $0.5 million increase in provision for excess and obsolete inventory and scrap. These increases were partially offset by a $4.0 million reduction in total amortization of purchased intangible assets and a $0.6 million decrease in outside services.

Corporate operating loss increased $39.2 million for the nine months ended July 31, 2011 compared to the nine months ended July 31, 2010, primarily due to a $12.5 million increase in personnel costs, a $11.3 million increase in acquisition and integration related professional services fees, a $11.0 million increase in stock-based compensation expense, a $7.9 million increase in provision for excess and obsolete inventory and scrap associated with business acquisitions and discontinued product lines, a $2.1 million increase in product specific warranty expense, a $1.5 million increase in expensed software development costs due to a the above mentioned reason, a $1.2 million increase in advertising and marketing expenses and a $1.1 million increase in inventory cycle count adjustments. These increases were partially offset by a $9.8 million reduction in total amortization of purchased intangible assets, a $3.1 million increase in outside services and a $1.2 decrease in accrued royalty as a result of a settlement agreement.

We will incur additional restructuring and restructuring-related charges in the future for additional employee severance and benefit arrangements, and facility-related activities as a result of acquisitions. However, we are still in the process of determining the amount of these additional charges.

Interest Expense

Interest expense increased $0.5 million and $1.1 million in the three and nine months ended July 31, 2011, respectively, compared to the three and nine months ended July 31, 2010 primarily attributable to the increase in non-cash interest on our Notes.

Other Income (Expense), Net

Other income (expense), net increased $4.7 million during the three months ended July 31, 2011 compared to the three months ended July 31, 2010 primarily attributable to a $4.6 million gain on convertible note call option settlement, a $1.2 million gain from adjustments to acquisition related balances, partially offset by a $1.3 million increase in net foreign exchange losses.

Other income (expense), net increased $5.2 million during the nine months ended July 31, 2011 compared to the nine months ended July 31, 2010 primarily attributable to a $4.6 million gain on convertible notes call option settlement, a $2.0 million increase in gains from adjustments to acquisition related balances and a $1.8 million gain on our acquisition of the Gemalto POS Business which closed on December 31, 2010. These increases were partially offset by a $3.0 million increase in net foreign exchange losses and the non-recurrence of a $1.5 million gain resulting from the reversal of a sales tax accrual during the nine months ended July 31, 2010.

Provision for Income Tax

We recorded income tax provisions of $13.0 million and $13.7 million for the three and nine months ended July 31, 2011, respectively. We recorded income tax provisions of $3.4 million and $3.0 million for the three and nine months ended July 31, 2010. The effective tax rates for the three and nine months ended July 31, 2011 and 2010 are lower than the U.S. statutory tax rate due to earnings in countries where we are taxed at lower rates compared to the U.S. federal and state statutory rates, utilization of previously unbenefitted U.S. tax attributes and reversal of uncertain tax position liabilities as statutes of limitations expired.

As of July 31, 2011, we remain in a net deferred tax liability position. The realization of our deferred tax assets depends primarily on our ability to generate sufficient U.S. and foreign taxable income in future periods. We have determined that it is not more likely than not that the deferred tax assets in the United States and certain foreign jurisdictions will be realized. Therefore we continue to record a full valuation allowance against these assets as of July 31, 2011. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters as we reevaluate the underlying basis for our estimates of future domestic and certain foreign taxable income.

We have recorded our uncertain tax position liability as a long-term liability as we do not expect significant payments to occur over the next twelve months. The amount of unrecognized tax positions could be reduced upon closure of tax examinations or if the statute of limitations on certain tax filings expire without assessment from the tax authorities. We believe that it is reasonably possible that there could be a reduction in unrecognized tax benefits due to statute of limitation expirations in multiple tax jurisdictions during the next twelve months of approximately $1.0 million. Interest and penalties accrued on these uncertain tax positions will also be released upon the expiration of statutes of limitations.

Liquidity and Capital Resources

	Nine Months Ended July 31,
	2011	2010
Net cash provided by (used in):
Operating activities	$121,654	$101,988
Investing activities	(19,294)	(13,681)
Financing activities	33,477	(11,391)
Effect of exchange rate fluctuations on cash and cash equivalents	3,226	(1,450)

Net increase in cash and cash equivalents	$139,063	$75,466

Our primary liquidity and capital resource needs are to service our debt, finance working capital, and to make capital expenditures and investments. As of July 31, 2011, our primary sources of liquidity were cash and cash equivalents of $584.2 million as well as $25.0 million available to us under our revolving credit facility. Cash and cash equivalents included $292.3 million held by our foreign subsidiaries as of July 31, 2011 and if we decide to distribute or use such cash and cash equivalents outside those foreign jurisdictions, including a distribution to the United States, we may be subject to additional taxes or costs.

The Notes, with remaining principal amount of $277.3 million, will be due and payable in cash in June 2012, unless repurchased earlier with cash, whether or not holders exercise their stock conversion option. We believe that we will have adequate cash available in the U.S. to meet this obligation, and we are also confident that we could refinance the obligation by raising new debt.

Our future capital requirements may vary significantly from prior periods as well as from those currently planned. These requirements will depend on a number of factors, including operating factors such as our terms and payment experience with customers and investments we may make in product or market development, as well as timing and availability of financings. We have $217.5 million of borrowings outstanding under our Term B loan, which matures October 31, 2013. We may also in the future execute further voluntary repurchases of our Notes. Finally, our capital needs may be significantly affected by any acquisition we may make in the future because of any cash consideration in the purchase price, transaction costs and restructuring costs. Based upon our current level of operations, we believe that we have the financial resources to meet our business requirements for the next year, including capital expenditures, working capital requirements, future strategic investments, and to comply with our financial covenants.

Operating Activities

Net cash provided by operating activities was $121.7 million for the nine months ended July 31, 2011, up $20.0 million from the comparable period of the prior year primarily due to a $34.2 million increase in net income offset by $15.4 million growth in working capital.

Cash provided by operations before changes in working capital amounted to $142.0 million for the nine months ended July 31, 2011 and consisted of $83.6 million of net income adjusted for $58.4 million of non-cash items consisting primarily of depreciation and amortization, stock-based compensation expense, and non-cash interest expense.

Changes in working capital resulted in a $20.4 million decrease in cash and cash equivalents during the nine months ended July 31, 2011. The main drivers of this decrease were as follows:

•	A $62.9 million increase in accounts receivable primarily due to increased revenues and the timing of billings and collections for the first nine months of fiscal year 2011.

•

A $17.4 million increase in prepaid expenses and other assets primarily attributable to an increase in prepaid income taxes, unrealized gain on equity security investment, increases in rental assets and increases in net investment in sales type leases.

Partially offset by:

•	A $33.9 million increase in accounts payable and accrued expense and other liabilities primarily due to the timing of purchases and payments.

•	An $8.3 million decrease in inventory due to timing of product purchases and shipments.

•	A $6.3 million increase in income taxes payable.

•	A $5.5 million increase in deferred revenues.

Investing Activities

Net cash used in investing activities was $19.3 million in the nine months ended July 31, 2011, up $5.6 million from the comparable period of the prior year primarily due to an $8.9 million increase in business acquisition offset by $5.0 million in equity investments in the nine months ended July 31, 2010 that did not recur in the current period. The main uses of cash were payments of $14.2 million for the Gemalto POS Business acquisition partially offset by $3.5 million cash received from the DEC acquisition, and $8.5 million for purchases of machinery and computer equipment.

Financing Activities

Net cash provided by financing activities was $33.5 million in the nine months ended July 31, 2011, up $44.9 million from the comparable period of the prior year due primarily to a $34.8 million increase in proceeds from stock option exercises and the $11.7 million acquisition of business-noncontrolling interest in April 2010 that did not recur, offset by $2.0 million more net repayments of our debt than in the nine months ended July 31, 2010. The financing activities consisted primarily consisting of $41.2 million of proceeds from the exercise of stock options under our employee equity incentive plans partially offset by $8.0 million of repayments of debt.

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

Interest Rates

We are exposed to interest rate risk related to our borrowings under the credit agreement we entered into on October 31, 2006. These borrowings generally bear interest based upon the one or three-month LIBOR rate. As of July 31, 2011, a 50 basis point increase in interest rates on our borrowings subject to variable interest rate fluctuations would increase our interest expense by approximately $1.1 million annually. We generally invest most of our cash in overnight and short-term instruments, which would earn more interest income if market interest rates rise and less interest income if market interest rates fall.

Foreign Currency Risk

A majority of our sales are made to customers outside the United States. A substantial portion of the net revenues we generate from such sales is denominated in currencies other than the U.S. dollar. Additionally, portions of our cost of net revenues and operating expenses are incurred by our international operations and are denominated in local currencies. For consolidated reporting, revenue and expenses denominated in non-U.S. currencies are translated to U.S. dollars at average currency exchange rates for the period (“P&L Exposures”). Thus, even if foreign operations results were stable, fluctuating currency rates may produce volatile reported results. We have made limited efforts to mitigate P&L Exposures by hedging with currency derivatives. As of July 31, 2011, we have no foreign exchange forward contracts designated as a cash flow hedge pursuant to Accounting Standard Codification 815 Derivatives and Hedging.

We may in the future use foreign exchange forward or option contracts to hedge P&L Exposures, depending upon the risks of the exposures, the costs of hedging, and other considerations. However, hedges of P&L Exposures will only mitigate a portion of our risk and only for a short period. We will remain subject to the currency risk of P&L Exposures.

The balance sheets of our U.S. and international businesses have monetary assets and liabilities denominated in currencies other than the primary currency of such business (“Balance Sheet Exposures”), such as Canadian dollar receivables held by our U.S. business, or U.S. dollar payables of our U.K. business. As exchange rates fluctuate, Balance Sheet Exposures generate foreign currency transaction gains and losses, which are included in other income (expense), net in the Condensed Consolidated Statements of Income. Most Balance Sheet Exposures will settle in cash or convert from a foreign currency to a local currency in the foreseeable future, at which time the impact of rate fluctuations will be realized and we will have or dispense more or less cash than the value originally recorded. Such exposures are termed “Near-Term Balance Sheet Exposures.” Some Balance Sheet Exposures may not be settled in the foreseeable future in management’s estimation and thus the cash impact of their currency gains or losses is not expected to be felt in the foreseeable future.

We have in the past run and expect to continue to run a hedging program to mitigate the risk of Near-Term Balance Sheet Exposures by entering into foreign exchange forward contracts. Therefore, the hedging program’s objective is to have gains or losses of the foreign exchange forward contracts largely offset the losses or gains of the Near-Term Balance Sheet Exposures. Foreign exchange forward contracts are included in Prepaid Expenses and Other Current Assets and Other Current Liabilities in the Condensed Consolidated Balance Sheets. The contracts are marked-to-market on a monthly basis with gains and losses included in other income (expense), net in the Condensed Consolidated Statements of Income. In some instances, we seek to hedge transactions that are expected to become Balance Sheet Exposures in the very short-term, generally within one month. We do not use foreign exchange forward contracts for speculative or trading purposes.

Our outstanding foreign exchange forward contracts as of July 31, 2011 are presented in the table below. All forward contracts are representative of the expected payments to be made under these instruments. The fair market value of the contracts represents the difference between the spot currency rate at July 31, 2011 and the contracted rate. All of these forward contracts mature within 35 days of July 31, 2011 (in thousands):

	Currency	Local Currency Contract Amount	Currency	Contracted Amount	Fair Market Value at July 31, 2011
Contracts to buy U.S. dollar
Argentina peso	ARS	(6,000)	USD	1,438	$(2)
Canadian dollar	CAD	(3,000)	USD	3,162	(2)
British pound	GPB	(3,300)	USD	5,371	(24)
Chinese yuan	CNY	(73,000)	USD	11,334	6
Euro	EUR	(19,800)	USD	28,387	(50)
Indian rupee	INR	(300,000)	USD	6,784	(1)
Korean won	KRW	(1,500,000)	USD	1,425	(1)
Mexican peso	MXN	(48,000)	USD	4,106	(3)
Polish zloty	PLN	(17,000)	USD	6,042	(17)
South Africa rand	ZAR	(100,200)	USD	14,805	(161)

					(255)
Contracts to buy U.S. dollar
Israeli shekel	ILS	8,000	USD	(2,343)	$1

					$(254)

As of July 31, 2011, our Balance Sheet Exposures amounted to $159.4 million and were partially offset by forward contracts with a notional amount of $85.6 million. Based on our net exposures as of July 31, 2011, a 10% movement in currency rates would result in a gain or loss of $7.4 million. As of July 31, 2011, our Near-Term Balance Sheet Exposures, which represent the Balance Sheet Exposures less an Israeli shekel payable equivalent to $58.4 million that we do not expect to be settled in the near term, amounted to $101.0 million and, thus a 10% movement in currency rates would result in a gain or loss of $1.5 million that we would expect to be realized in the foreseeable future.

Hedging of our Balance Sheet Exposures may not always be effective to protect us against currency exchange rate fluctuations, particularly in the event of imprecise forecasts of non-U.S. denominated assets and liabilities. In addition, at times we have not fully hedged our Balance Sheet Exposures, leaving us at risk to foreign exchange gains and losses on the un-hedged amounts. Furthermore, historically we have not hedged our P&L Exposures. Accordingly, if there were an adverse movement in exchange rates, we might suffer significant losses. For instance, for the nine months ended July 31, 2011 and 2010, we recorded $3.5 million and $0.5 million in net foreign exchange losses, respectively, despite our hedging activities.

Equity Price Risk

In June 2007, we sold $316.2 million aggregate principal amount of 1.375% Senior Convertible Notes due June 2012 (the “Notes”) which may be converted prior to maturity into cash and shares of our common stock upon the occurrence of certain events. Through July 31, 2011, we repurchased and extinguished an aggregate of $38.9 million in principal amount of our outstanding Notes. As of July 31, 2011, the remaining principal amount of the outstanding Notes was $277.3 million. The conversion price of the Notes at issuance was approximately $44.02 per share. Upon conversion, we would pay the holder the cash value of the applicable number of shares of our common stock, up to the principal amount of the Notes. Amounts in excess of the principal amount, if any, would be paid in our common stock. Concurrently with the issuance of the Notes, we entered into note hedge transactions with Lehman Brothers OTC Derivatives (“Lehman Derivatives”) and JP Morgan Chase Bank National Association, London Branch that serve to reduce the financial impact from the conversion of the Notes and to mitigate any negative effect such conversion may have on the price of our common stock, as well as to reduce the potential dilution upon conversion of the outstanding Notes in the event that the volume weighted average price of our common stock on each trading day of the relevant conversion period or other relevant valuation period for the Notes is greater than $44.02. We also sold warrants to the same counterparties allowing them to purchase 7.2 million shares of our common stock at a price of approximately $62.356 per share in equal share amounts on each trading day from December 19, 2013 to February 3, 2014.

The filing by Lehman Brothers of a voluntary Chapter 11 bankruptcy petition in September 2008 constituted an “event of default” under the note hedge transactions with Lehman Derivatives and the related guaranty by Lehman Brothers, giving us the immediate right to terminate the note hedge transaction with them and entitling us to claim reimbursement for the loss incurred in terminating and closing out the transaction. In June 2011, we reached a settlement with Lehman Derivatives whereby we agreed to (a) cancel the note hedge with them and (b) consent to the assignment of warrants held by them to a third party in return for an allocated unsubordinated non-priority general unsecured claim against Lehman Derivatives in the amount of $9.0 million. Subsequently, in July 2011 we sold this claim without recourse for $4.6 million, and thus reflected a $4.6 million realized gain on the sale of this claim, in Other Income (Expenses), net on our Condensed Consolidated Income Statements for the three and nine months ended July 31, 2011.

As of July 31, 2011, we held the remaining note hedge transactions that reduce by one half of the potential dilution upon conversion of the outstanding Notes in the event that the volume weighted average price of our common stock on each trading day of the relevant conversion period or other relevant valuation period for the Notes is greater than $44.02. There is no impact if the share price of our common stock is below $44.02 upon conversion of the Notes. For every $1 that the share price of our common stock exceeds $44.02, we expect to issue the equivalent of $3.2 million worth of shares of our common stock if all of the Notes are converted after taking into account the benefit of our remaining note hedge transactions.

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

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are designed to and are effective to, provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

We may not realize the expected benefits of our acquisition of Hypercom.

Achieving the expected benefits of the merger with Hypercom will depend in large part on the successful integration of our and Hypercom’s technology, operations, and personnel in a timely and efficient manner. We cannot assure you, however, that the integration will be completed as quickly as expected or that the merger will achieve the expected benefits, and delays in completing the merger will exacerbate these risks. The challenges involved in this integration include:

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

Costs associated with the merger are difficult to estimate, may be higher than expected, and may harm the financial results of the combined company. We will incur substantial direct transaction costs associated with the merger, and additional costs associated with consolidation and integration of operations. We will also incur post-closing costs and devote resources related to Hypercom’s divestiture of its U.S., Spain and U.K. payment terminal businesses. For example, as part of the divestitures the buyers are entitled to certain post-closing administrative and operating support services for various periods following the closing date of the merger and indemnification for certain liabilities associated with the divested businesses. In addition, although we believe that the merger was not subject to regulatory approval requirements in Spain because Hypercom divested its business in Spain before the merger was completed, the Spanish regulatory authorities may not agree with this position. If the total costs of the merger and integration efforts exceed estimates or the benefits of the merger do not exceed the total costs of the merger, our financial results could be adversely affected.

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

Although we have implemented improved controls that have remedied these material weaknesses, these controls may not be sufficient to detect or prevent errors in financial reporting in future periods and will require continued enhancement to accommodate our growth in operations both organically and from acquisitions. We have devoted additional resources to our financial control and reporting requirements, including hiring additional qualified employees in these areas. We may hire additional employees and may also engage additional consultants in these and other key areas. Competition for qualified financial control and accounting professionals in the geographic areas in which we operate is intense and there can be no assurance that we will be able to hire and retain these individuals.

A majority of our net revenues is generated outside of the United States and we intend to continue to expand our operations internationally including through acquisitions and strategic partnerships. Our results of operations could suffer if we are unable to manage our international expansion and operations effectively.

During the nine months ended July 31, 2011, approximately 61.5% of our net revenues were generated outside of the United States. During the twelve months ended October 31, 2010, approximately 60.0% of our net revenues were generated outside of the United States. We expect our percentage of net revenues generated outside of the United States to increase over time. In particular we expect our acquisition of Hypercom will significantly increase our business in the Middle East and Africa, Europe and Asia. Part of our strategy is to expand our penetration in existing foreign markets and to enter new foreign markets and in particular to enter new emerging markets where we expect to see growth in electronic payments. Our ability to penetrate some international markets may be limited due to different technical standards, protocols or product requirements. Expansion of our international business will require significant management attention and financial resources. Our international net revenues will depend on our continued success in the following areas:

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

•	building our brand name and awareness of our services among foreign customers in new and existing international markets; and

•	implementing new systems, procedures, and controls to monitor our operations in new international markets.

In addition, we are subject to risks and costs associated with operating in foreign countries, including:

•	multiple, changing, and often inconsistent enforcement of laws and regulations;

•	satisfying local regulatory or industry imposed requirements, including security or other certification requirements;

•	competition from existing market participants, including strong local competitors, that may have a longer history in and greater familiarity with the international markets we enter;

•	tariffs and trade barriers;

•	laws and business practices that may favor local competitors;

•	restrictions on the repatriation of funds, foreign currency exchange restrictions, and currency exchange rate fluctuations;

•	extended payment terms and the ability to collect accounts receivable;

•	different and/or more stringent labor laws and practices such as the use of workers’ councils and labor unions;

•	different and/or more stringent data protection, privacy and other laws;

•	economic and political instability in certain foreign countries;

•	imposition of limitations on conversion of foreign currencies into U.S. dollars or remittance of dividends and other payments by foreign subsidiaries;

•	changes in a specific country’s or region’s political or economic conditions; and

•	greater difficulty in safeguarding intellectual property in areas such as China, India, Russia, and Latin America.

Many of these factors typically become more prevalent during periods of economic stress or disruptive events such as military or terrorist actions. The persistence or occurrence of weakened global economic conditions in one or more regions where we do business may exacerbate certain of these risks. For example, we are subject to foreign currency risk and economic and political instability which can lead to significant and unpredictable volatility in currency rates, including significant currency devaluations, which may negatively impact our revenues, gross margins, results of operations and financial position. Although we engage in some hedging of our foreign currency exposures, we do not hedge all such exposures and our hedging arrangements may not always be effective. See Part I Item 3. Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk of this Form 10-Q. In addition, compliance with foreign and U.S. laws and regulations that are applicable to our international operations is complex and may increase our cost of doing business in international jurisdictions and our international operations could expose us to fines and penalties if we fail to comply with these regulations. These laws and regulations include import and export requirements, exchange control regulations, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials and other improper payments or inducements, such as the U.K. Bribery Act. Although we have implemented policies, procedures and training designed to ensure compliance with these laws, there can be no assurance that our employees, contractors, and agents will not take actions in violation of our policies, particularly as we expand our operations through organic growth and acquisitions. For example, two of our Brazilian subsidiaries that were acquired as a part of the Lipman acquisition have been notified of a number of assessments regarding Brazilian customs penalties that relate to alleged infractions in the importation of goods as well as certain tax assessments and penalties. See Part II Item 1. Legal Proceedings of this Form 10-Q. Defending such assessments can be costly and divert management time. Any such violations could subject us to civil or criminal penalties, including the imposition of substantial fines and interest or prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our reputation, our brand, our international expansion efforts, our business, and negatively impact our operating results. In addition, if we fail to address the challenges and risks associated with international expansion and acquisition strategy, we may encounter difficulties implementing our strategy, which could impede our growth or harm our operating results.

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

While we have experienced sequential growth in revenues and earnings and stronger demand in recent quarters, certain markets such as parts of southern Europe continue to experience weakened or uncertain economic conditions and some of our customers, suppliers and partners may continue to be negatively impacted by the global slowdown. We cannot predict whether such improvements or growth will continue, or whether they will be negatively impacted by the recent renewed global market turmoil, including in Europe and the United States, or any other future decline or volatility in global conditions could negatively impact our business, operating results and financial condition. Further, conditions such as political unrest or terrorist actions in other parts of the world and reports of continued high unemployment rates in the U.S. and elsewhere may negatively impact global economic conditions, including corporate spending and liquidity of capital markets. Continued volatility in market conditions make it difficult to forecast earnings and if we fail to meet our financial guidance or the expectations of investment analysts or investors in any period, the market price of our common stock could decline.

We depend on a limited number of customers, including distributors and resellers, for a large percentage of our System Solutions sales. If we do not effectively manage our relationships with them, our net revenues and operating results will suffer.

A significant percentage of our net revenues are attributable to a limited number of customers, including distributors and independent sales organizations (“ISOs”). For example, for the three months ended July 31, 2011, our ten largest customers accounted for approximately 30.8% of our net revenues. For the twelve months ended October 31, 2010, our ten largest customers accounted for approximately 27% of our net revenues. Although no individual customer accounted for more than 10% of net revenues, in the three months ended July 31, 2011 three customers accounted for approximately 17% of our net revenues and in the twelve months ended October 31, 2010, three customers accounted for approximately 15% of our net revenues. If any of our large customers significantly reduces or delays purchases from us or if we are required to sell products to them at reduced prices or on other terms less favorable to us, our revenues and income could be materially adversely affected.

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

We are currently a party in several litigation proceedings. For example, in connection with the restatement of our historical interim financial statements during fiscal year 2007, a number of securities class action complaints were filed against us and certain of our officers, and purported derivative actions have also been filed against certain of our current and former directors and officers. For a description of our material pending litigation, see Part II Item 1. Legal Proceedings of this Form 10-Q. Further, in connection with our acquisition of Hypercom, we have, except for certain limitations of obligation related to the businesses divested by Hypercom, generally assumed all of Hypercom’s litigation proceedings and tax assessments.

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

We are subject to the risk of additional litigation and regulatory proceedings or actions in connection with the restatement of our financial statements. We have responded to inquiries and provided information and documents related to the restatement to the SEC, the U.S. Department of Justice, the New York Stock Exchange, and the Chicago Board Options Exchange. We were the subject of a Wells Notice from the SEC stating that the staff of the SEC’s Division of Enforcement (the “Staff”) intends to recommend that the SEC bring a civil injunctive action against us, alleging violations of the federal securities laws arising from the restatement, which we settled in November 2009. See Part II Item 1. Legal Proceedings of this Form 10-Q. Although we have settled this matter with the SEC, additional regulatory inquiries may also be commenced by other U.S. federal, state or foreign regulatory agencies. In addition, we may in the future be subject to additional litigation or other proceedings or actions arising in relation to the restatement of our historical interim financial statements. Litigation and any regulatory proceeding or action may be time consuming, expensive and distracting from the conduct of our business. The adverse resolution of any specific lawsuit or any potential regulatory proceeding or action could have a material adverse effect on our business, financial condition, and results of operations.

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

Components such as application specific integrated circuits, or ASICs, microprocessors, wireless modules, modems and printer mechanisms that are necessary to manufacture and assemble our systems are sourced either directly by us or on our behalf by our contract manufacturers from a variety of component suppliers selected by us. Certain of the components are specifically customized for use in our products and are obtained from sole source suppliers on a purchase order basis. In recent periods, we have experienced a tightening in availability of certain semiconductor commodities that are necessary for the manufacture of our products. In addition, we recently experienced component shortages due to the severe earthquake and tsunami in Japan in March 2011 which together with resulting damage to certain nuclear power plants, has resulted in widespread destruction and economic uncertainty in that region. Although we have to date been able to manage component supply adequate to meet our product demands, we are continuing to monitor the impact of the crisis in Japan on our supply chain and there can be no assurance that our results of operations will not be materially affected by the events in Japan. Any prolonged component shortage as a result of these events could materially adversely affect our business and results of operations. Component shortages have resulted in increased costs for certain components and continued cost increases, particularly for critical components, could negatively impact our gross margins and profitability. If our suppliers are unable or unwilling to deliver the quantities that we require within the timeframe that we require, including as a result of the crisis in Japan, we would be faced with a shortage of critical components. We also experience from time to time an increase in the lead time for delivery of some of our key components. We may not be able to find alternative sources in a timely manner if suppliers of our key components become unwilling or unable to provide us with adequate supplies of these key components when we need them or if they increase their prices. If we are unable to obtain sufficient key required components, or to develop alternative sources if and as required in the future, or to replace our component and factory tooling for our products in a timely manner if they are damaged or destroyed, we could experience delays or reductions in product shipments. This could harm our relationships with our customers and cause our revenues to decline. Even if we are able to secure alternative sources or replace our tooling in a timely manner, our costs could increase. Any of these events could adversely affect our results of operations.

The government tax benefits that our subsidiaries have previously received or currently receive require them to meet several conditions and may be terminated or reduced in the future, which could require us to pay increased taxes or refund tax benefits received in the past.

Israel

Our subsidiary in Israel (formerly Lipman) previously received tax benefits under Israeli law for capital investments that are designated as “Approved Enterprises.” We received such tax benefits of approximately $0.4 million during the twelve months ended October 31, 2009. Due to our restructuring and contract manufacturing arrangements entered into during the twelve months ended October 31, 2010 we no longer meet the requirements necessary to maintain the tax benefit status in Israel. As of November 1, 2009, we have been taxed at the full statutory rate in Israel and no future tax benefit has been recorded. This Israel subsidiary has undistributed earnings of approximately $181 million, the vast majority of which are attributable to Lipman’s historic Approved Enterprise programs. As such, these earnings were not subject to Israeli statutory corporate tax at the time they were generated. Distribution or use of these funds outside Israel would subject us to payment of corporate and withholding taxes. For example, to the extent that these earnings are distributed to the United States in the future, our Israeli subsidiary would be required to pay corporate tax at the rate ordinarily applicable to such earnings, currently between 12.5% and 36.25%, which includes the withholding tax between the United States and Israel. We have accrued approximately $50 million for taxes associated with potential future distributions of our Israeli subsidiary’s approximately $181 million in earnings.

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

If we improperly forecast demand for our products we could end up with too many products and be unable to sell the excess inventory in a timely manner, if at all, or, alternatively we could end up with too few products and not be able to satisfy demand. This problem is exacerbated because our attempt to closely match inventory levels with product demand leaves limited margin for error, and we generally receive a significant volume of customer orders towards the end of each fiscal quarter which leaves us little room to adjust inventory mix to match demand. The recent shortages of certain components due to the recent earthquake and tsunami in Japan have exacerbated our ability to match inventory to customer demand. Also, during the transition from an existing product to a new replacement product, we must accurately predict the demand for the existing and the new product. Our inability to properly manage our inventory levels could cause us to incur increased expenses associated with writing off excessive or obsolete inventory or lose sales or have to ship products by air freight to meet immediate demand incurring incremental freight costs above sea freight costs, a preferred method, and suffering a corresponding decline in gross margins. If we do not accurately predict demand, we could also incur increased expenses associated with binding commitments to certain third-party contract manufacturers and suppliers which would negatively impact our gross margins and operating results. See Note 10. Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. During times of economic uncertainty, such as that of the recent global economic recession, it becomes more difficult to accurately forecast demand and manage our inventory levels. Deteriorating market conditions have in the past and can in future periods cause us to incur additional costs associated with excess and obsolete inventory, scrap and excess inventory held by our contract manufacturers.

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

We have received, and have currently pending, third-party infringement claims and may receive additional notices of claims of infringement in the future. Infringement claims may cause us to incur significant costs in defending those claims or to settle claims to avoid costly or protracted litigation even if we deem those claims to be without merit. For example, in March 2008, Cardsoft, Inc. and Cardsoft (Assignment for the Benefit of Creditors), LLC commenced an infringement action against us and others, for which a trial is currently set for November 2011. Infringement claims are expensive and time consuming to defend, regardless of the merits or ultimate outcome. Similar claims may result in additional protracted and costly litigation. There can be no assurance that we will prevail in any such actions or that any license required under any such patent or other intellectual property would be made available on commercially acceptable terms, if at all. See Note 10. Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

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

We are subject to other legal and regulatory requirements, including a European Union directive that places restrictions on the use of hazardous substances (RoHS) in electronic equipment, a European Union (EU) directive on Waste Electrical and Electronic Equipment (WEEE), the EU’s Registration, Evaluation, Authorisation and Restriction of Chemicals (REACH), and the environmental regulations promulgated by China’s Ministry of Information Industry (China RoHS). RoHS sets a framework for producers’ obligations in relation to manufacturing (including the amounts of named hazardous substances contained in products sold) and WEEE sets a framework for treatment, labeling, recovery, and recycling of electronic products in the European Union which may require us to alter the manufacturing of the physical devices that include our solutions and/or require active steps to promote recycling of materials and components. REACH imposes chemicals regulation and controls including requirements for registration of chemicals on the EU market. In addition, similar legislation could be enacted in other jurisdictions, including in the United States. Many states in the United States have enacted state-level programs and requirements for recycling of certain electronic goods. In addition, climate change legislation in the United States is a significant topic of discussion and may generate federal or other regulatory responses in the near future. If we do not comply with environmental law and regulations, we may suffer a loss of revenue, be unable to sell in certain markets or countries, be subject to penalties and enforced fees, and/or suffer a competitive disadvantage. Customers may impose certain requirements or levels of compliance due to these regulations and programs that may increase our costs of doing business with such customers. Furthermore, the costs to comply with RoHS, WEEE, REACH and China RoHS, or with current and future environmental and worker health and safety laws may have a material adverse effect on our business, results of operations and financial condition.

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

Our system solutions must meet industry standards imposed by payment systems standards setting organizations such as EMVCo LLC, credit card associations such as Visa, MasterCard, and other credit card associations and standard setting organizations such as PCI SSC, Intermec and the U.K. Cards Association and other local organizations. New standards are continually being adopted or proposed as a result of worldwide anti-fraud initiatives, the increasing need for system compatibility and technology developments such as wireless and wireline IP communication. Our solutions also must comply with government regulations, including those imposed by telecommunications authorities and independent standards groups worldwide regarding emissions, radiation, and connections with telecommunications and radio networks, as well as data privacy laws which regulate the collection, compilation, aggregation, sharing or use of consumer information. We cannot be sure that we will be able to design our solutions to comply with future standards or regulations on a timely basis, if at all. Compliance with these standards could increase the cost of developing or producing our solutions. New products designed to meet any new standards need to be introduced to the market and ordinarily need to be certified by the credit card associations and our customers before being purchased. The certification process is costly and time consuming and increases the amount of time it takes to sell our products. Moreover, certain uses of our products may subject us to additional regulations and licensing requirements. For example, use of our products in taxis requires additional licensing and may subject us to certain taxi business regulations. Our business, revenues and financial condition could be adversely affected if we cannot comply with new or existing industry standards, or obtain or retain necessary regulatory approval or certifications in a timely fashion, or if compliance results in increasing the cost of our products. Selling products that are non-compliant may result in fines against us or our customers, which we may be liable to pay. In addition, even if our products are designed to be compliant, compliance with certain security standards is determined based on the merchant’s or service provider’s network environment in which our systems are installed and, therefore, is dependent upon a number of additional factors such as proper installation of the components of the environment including our systems, compliance of software and system components provided by other vendors, implementation of compliant security processes and business practices and adherence to such processes and practices. Our business and financial condition could be adversely affected if we do not comply with new or existing industry standards and regulations, or obtain or retain necessary regulatory approval or certifications in a timely fashion, or if compliance results in increasing the cost of our products.

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

On October 31, 2006, our principal subsidiary, VeriFone, Inc., entered into a secured credit agreement consisting of a Term B Loan facility of $500.0 million and a revolving credit facility permitting borrowings of up to $40.0 million (the “Credit Facility”). The proceeds from the Term B loan were used to repay all outstanding amounts relating to an existing senior secured credit agreement, pay certain transaction costs, and partially fund the cash consideration in connection with the acquisition of Lipman on November 1, 2006. Through July 31, 2011, we had repaid an aggregate of $282.5 million, leaving a Term B Loan balance of $217.5 million at July 31, 2011. The Term B Loan matures October 31, 2013.

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

In addition, the filing by Lehman Brothers of a voluntary Chapter 11 bankruptcy petition in September 2008 constituted an “event of default” under the note hedge transaction with Lehman Derivatives (which has also filed a voluntary Chapter 11 bankruptcy petition) and the related guaranty by Lehman Brothers. Because we have not replaced this hedge transaction, we are subject to potential dilution on the portion of our Notes that is intended to be covered by the hedge transaction with Lehman Derivatives upon conversion if on the date of conversion the per share market price of our common stock exceeds the conversion price of approximately $44.02 per share. For example, we experienced dilution of 0.8 million shares to diluted earnings per share for the fiscal quarter ended April 30, 2011 because the average price of our common stock during the period exceeded $44.02 per share. Further, if we decided to replace the hedge we could incur significant costs to do so.

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

Additionally, if we are required to refinance or raise additional cash to settle our existing indebtedness on or prior to its maturity, or for other reasons, our ability to successfully achieve such objective is dependent on a number of factors, including but not limited to our business outlook, projected financial performance, general availability of corporate credit, and market demand for our securities offerings. We believe that in the event additional funding is required, we will be able to access the capital markets on terms and in amounts adequate to meet our objectives. However, given the possibility of changes in market conditions or other occurrences, we cannot assure that such funding will be available on terms favorable to us or at all.

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
Robert Dykes
Executive Vice President and Chief Financial Officer

Date: September 9, 2011

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