Form 10-K
period 2011-10-31
VERIFONE SYSTEMS, INC.
filed 2011-12-23
CIK 1312073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
Form 10-K
___________________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-32465
____________________________________________________
VERIFONE SYSTEMS, INC.
(Exact name of Registrant as Specified in its Charter)
____________________________________________________

DELAWARE	04-3692546
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2099 Gateway Place, Suite 600	95110
San Jose, CA (Address of Principal Executive Offices)	(Zip Code)
(408) 232-7800
(Registrant’s Telephone Number, Including Area Code)
____________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None.
_________________________
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of April 30, 2011, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $4.0 billion based on the closing sale price as reported on the New York Stock Exchange.
There were 105,960,167 shares of the registrant’s common stock issued and outstanding as of the close of business on December 16, 2011.
DOCUMENTS INCORPORATED BY REFERENCE

As noted herein, the information called for by Part III is incorporated by reference to specified portions of the Registrant's definitive proxy statement to be filed in conjunction with the Registrant's 2012 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant's fiscal year ended October 31, 2011.

VERIFONE SYSTEMS, INC.
2011 ANNUAL REPORT ON FORM 10-K

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
Actual events or results may differ materially from those expressed or implied in these forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks outlined in Item 1A. Risk Factors in this Annual Report on Form 10-K. These factors may cause our actual results to differ materially from those expressed or implied in any forward-looking statement.
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.
These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. These risks and other factors include those listed under Item 1A. Risk Factors in this Annual Report on Form 10-K, and elsewhere in this report. We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform such statements to actual results or to changes in expectations.

PART I

ITEM 1.	BUSINESS

VeriFone Systems, Inc. ("VeriFone") is a global leader in secure electronic payment solutions and services. We provide expertise, solutions, and services that add value to the point of sale with merchant-operated, consumer-facing, and self-service payment systems for the financial, retail, hospitality, petroleum, transportation, government, and healthcare vertical markets. Since 1981, we have designed and marketed system solutions that facilitate the long-term shift toward electronic payment transactions and away from cash and checks.

Our system solutions consist of point of sale ("POS") electronic payment devices that run our proprietary and third-party operating systems, security and encryption software, and certified payment software as well as other third-party value-added applications. Our system solutions are able to process a wide range of payment types. They include signature and PIN-based debit cards, credit cards, contactless/radio frequency identification (“RFID”) cards and tokens, Near Field Communication (“NFC”), enabled mobile phones, Europay, MasterCard and VISA ("EMV") smart cards, pre-paid gift and other stored-value cards, electronic bill payment, signature capture, and electronic benefits transfer (“EBT”). We design our system solutions to meet the demanding requirements of our direct and indirect customers. Our electronic payment systems are available in several modular configurations, offering our customers flexibility to support a variety of connectivity options, including wireline and wireless internet protocol (“IP”) technologies, compatible with Wireless Fidelity ("WiFi") and 2G/3G networks infrastructures deployed globally. We also offer our customers support for installed systems, consulting and project management services for system deployment, and customization of integrated software solutions. Our proprietary architecture was the first to enable multiple value-added applications, such as gift card and loyalty card programs, healthcare insurance eligibility, and time and attendance tracking, to reside on the same system without requiring recertification when new applications are added to the system. We are an industry leader in multi-application payment system deployments and we believe we have the largest selection of certified value-added applications. An increasing number of our electronic payment devices are directly connected to VeriFone operated processing gateways where we integrate traditional payment and non-payment functionality such as couponing, advertising and mobile NFC based services for our customers.

In many environments such as taxi cabs, petroleum dispensers and retail checkout lanes, our systems directly face a consumer for a significant amount of time and command their attention in order to complete a payment transaction. We have adapted our systems and gateways to capitalize on the time between the initiation and completion of a transaction by presenting targeted and relevant offers, advertising, and coupons to the consumer through rich media on our systems at the point of sale. This “Payment Enabled Media” capability brings new opportunities for revenue streams to VeriFone and merchants and offers advertising and content providers with a new, captivating and efficient delivery channel.

Security is a driving factor in our business as our customers endeavor to meet ever escalating governmental requirements related to the prevention of identity theft as well as operating regulation safeguards issued by the credit and debit card associations, members of which include Visa International (“Visa”), MasterCard Worldwide (“MasterCard”), American Express, Discover Financial Services, and JCB Co., Ltd. (“JCB”). In September 2006, these card associations established the Payment Card Industry Security Standards Council (“PCI SSC”) to oversee and unify industry standards in the areas of payment card data security, referred to as the PCI standards, which consist of PIN Transaction Security (“PTS”), the PCI Data Security Standard (“PCI-DSS”) for enterprise data security, and the Payment Application Data Security Standard (“PA-DSS”) for payment application data security. These standards continually evolve to become more stringent and increasingly dependent on complex hardware-based measures to protect all payment related data, not just PIN data as in previous versions of these standards. The PCI SSC recently announced the optional Point-to-Point Encryption ("P2PE") program that provides a comprehensive set of security requirements for P2PE solution providers to validate their hardware-based solutions, and may help the PCI-DSS scope of merchants using such solutions.  P2PE is a cross-functional program that results in validated solutions incorporating PTS Standards, PA-DSS, PCI-DSS and the PCI PIN Security Standard.  We are a leader in providing systems and software solutions that meet PCI standards and have upgraded or launched next generation system solutions that span our product portfolio ahead of mandated deadlines.   In the United States of America (the "U.S."), our VeriShield Protect solution has become the de facto standard for point to point encryption with the majority of major processors, which collectively represent nearly 80% of all credit card transaction volume across the country.

Our customers include financial institutions, payment processors, petroleum companies, large retailers, taxi fleets, government organizations, healthcare companies, independent sales organizations (“ISO”) and advertisers. The functionality of our system solutions includes the capture of electronic payment data, certified transaction security, connectivity, compliance with regulatory standards and the flexibility to execute a variety of payment and non-payment applications on a single system solution. Increasingly, we are engaging with non-traditional players such as alternative payment companies, mobile phone operators, mobile wallet providers, coupon/offer providers and social media networks, who desire access and integration with the merchant point of sale system to deliver their services and capture sales and shopper related data.
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

On November 1, 2006, we acquired Lipman Electronic Engineering Ltd. (“Lipman”). Prior to the acquisition, Lipman, a provider of electronic payment systems headquartered in Israel, developed, manufactured and marketed a variety of handheld, wireless and landline POS terminals, electronic cash registers, retail ATM units, PIN pads and smart card readers, as well as integrated PIN and smart-card solutions.

During our fiscal year ended October 31, 2011, we completed our acquisitions of Hypercom Corporation (“Hypercom”) on August 4, 2011 and of Destiny Electronic Commerce (Pty) Ltd. (trading as CSC) (“CSC”) on June 30, 2011. Prior to the acquisition, Hypercom was a global provider of electronic payment solutions and value-added services at the point of transaction to banks and other financial institutions, processors, large scale retailers, smaller merchants, quick service restaurants, and users in the transportation, petroleum, healthcare, prepaid, self-service markets among others. Immediately prior to the merger, Hypercom divested its U.S., United Kingdom (“U.K.”), and Spain businesses to independent third parties. Following the acquisition, Hypercom became a wholly-owned subsidiary of VeriFone.  CSC is a provider of payment technologies, services, and solutions at the point of sale for banking, retail, and petroleum, providing value-added services, end-to-end estate management services and tools in Sub-Saharan Africa and the Indian Ocean Islands. CSC also develops a range of software applications for compliance with card industry specifications and standards. In addition, we completed the purchase of the point-of-sale solutions business from Gemalto (Euronext NL 0000400653 GTO) with closing effective December 31, 2010, pursuant to which we assumed the fulfillment of existing customer relationships and product requirements for Gemalto POS customers, who are mainly located in the Middle East, South Africa, and India.

On November 14, 2011, we announced that we had entered into a definitive agreement with Nordic Capital Fund V ("Nordic Capital") to acquire Point International ("Point"), a Stockholm-based provider of payment and gateway services and solutions for retailers in Northern Europe. In connection with the acquisition we will pay approximately €600 million to acquire all of the equity of Point and approximately €170 million to retire existing Point debt at closing. The acquisition is subject to customary closing conditions and is expected to close by the end of calender 2011. In November 2011, we also completed our acquisition of Global Bay Mobile Technologies, a U.S.-based provider of next-generation mobile retail solutions and applications which leverage existing POS, e-commerce, and traditional store systems in the retail environment in the U.S., Europe and Asia.
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

The electronic payment system serves as the interface between consumers and merchants at the point of sale and with the payment processing infrastructure. It captures critical electronic payment data, secures the data through sophisticated encryption software and algorithms, and routes the data across a range of payment networks for processing, authorization, and settlement. Payment networks include credit card networks, such as Visa, MasterCard, and American Express, that route credit card and signature-based debit transactions, as well as electronic funds transfer (“EFT”) networks, such as STAR, Interlink, and NYCE, that route PIN-based debit transactions. In a typical electronic payment transaction, the electronic payment system first captures and secures consumer payment data from one of a variety of payment media, such as a credit or debit card, smart-card, contactless/RFID card or mobile phone. Consumer payment data is then routed from the electronic payment system to the appropriate payment processor and financial institution for authorization. Finally, the electronic payment system receives the authorization to complete the transaction between the merchant and consumer.

In many markets around the world, electronic payment systems are becoming increasingly more complex due to a number of technology factors and market forces that parallel the overall macro trend of interconnected devices and convergence of online and offline commerce. In large part due to its physical positioning, proximity to the consumer, and integration with the retail system, the payment system itself is becoming a richer point of interaction and hub which integrates multiple payment and non-payment related services.
Industry Trends

The major trend driving growth in the global payments industry has been the move towards electronic payment transactions and away from cash and checks. This trend has been accelerated by the usage of credit and debit card based payments, especially PIN and signature capture based authentication models. Another key driver is growth in the number of points of acceptance driven by mobile solutions. New mobile solutions capitalizing on the development of wireless communications infrastructure enable merchants to provide an efficient payment solution in non-traditional settings such as pay-at-the-table in restaurants, taxi cabs or virtually any environment where money changes hands. The key geographic, technological, and regulatory drivers for this trend towards electronic payments are discussed below.

Rapid Penetration of Electronic Payments in Emerging Markets

Certain regions, such as Eastern Europe, Latin America, and Asia have lower rates of electronic payments and are experiencing rapid growth. The adoption of electronic payments in these regions is driven primarily by economic growth, infrastructure development, support from governments seeking to increase value-added tax (“VAT”) and sales tax collection, and the expanding presence of IP and wireless communication networks.

Potential Expansion of EMV Smartcard-based Payments into the United States

Visa recently announced incentives for U.S. merchants to migrate their infrastructures towards EMV compliant smartcard and contactless/NFC capable POS systems, leading to a mandate that includes a liability shift onto non-compliant merchants effective October 1, 2015. Important milestones of this program include:

•
Effective October 1, 2012, Visa will eliminate the requirements for eligible merchants to annually validate their compliance with the PCI DSS for any year in which at least 75 percent of the merchant's Visa transactions originate from smartcard and NFC-enabled POS systems.

•	Visa will require U.S. acquirer processors and sub-processor service providers to support merchant acceptance of chip transactions no later than April 1, 2013.

•	Visa will institute a U.S. liability shift for domestic and cross-border counterfeit card-present POS transactions effective October 1, 2015.

We believe that Visa’s move signals the beginning of an inevitable shift in the U.S. away from less secure magnetic stripe infrastructure towards more secure contact, contactless and NFC based payments similar to the shift that took place in Europe. This likely transition is one of several factors discussed later that indicate an ongoing upgrade and replacement cycle for payment systems for the foreseeable future. As of the current date, the other major card brands, including MasterCard, American Express, and Discover, have not announced any similar programs or mandates.
IP Connectivity

Broadband connectivity provides faster transmission of transaction data at a lower cost than traditional dial-up telephone connections, enabling more advanced payment and other value-added applications at the point of sale. Major telecommunications carriers have expanded their communications networks and lowered fees, which allows more merchants to utilize IP-based networks cost effectively. The faster processing and lower costs associated with IP connectivity have opened new markets for electronic payment systems, including many that have been primarily cash-only industries such as quick service restaurants (“QSRs”).
Growth of Wireless Communications

New wireless electronic payment solutions are being developed to increase transaction processing speed, throughput, and mobility at the point of sale, and offer significant security benefits by enabling consumers to avoid relinquishing their payment cards. A portable device can be presented to consumers, for example, to pay-at-the-table in full-service restaurants or to pay in other environments, such as outdoor arenas, pizza delivery, taxi cabs, and farmers' markets.

The development and increased use of wireless communications infrastructure are increasing demand for compact, easy-to-use, and reliable wireless payment solutions. The flexibility, ease of installation, and mobility of wireless make this technology an attractive and often more cost-effective alternative to traditional landline-based telecommunications.

The wireless communications industry has grown substantially in the U.S. and globally over the past twenty years. Cellular and Wi-Fi communications fully support secure IP-based payment transactions. The increased speed of wireless communications, and ever-expanding coverage maps of standardized wireless data technologies such as General Packet Radio Service (“GPRS”), Bluetooth connectivity and Code Division Multiple Access (“CDMA”) makes wireless telecommunications an attractive alternative to traditional telecommunications.

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

In 2010, small merchants began leveraging smartphones as payment acceptance devices. By adding a low-cost card-reading device and software application available from a number of sources, a consumer's smartphone can be transformed into a payment system. Our PAYware Mobile system provides hardware based “end-to-end” encryption of the card data using the “card encryption sleeve” which is designed to ensure the card data is protected at all times.
Increasing Focus on Security to Reduce Fraud and Identity Theft

Industry security standards are constantly evolving, driving recertification and replacement of electronic payment systems, particularly in Europe and the United States. In order to offer electronic payment systems that connect to payment networks, electronic payment system providers must certify their products and services with card associations, financial institutions, and payment processors and comply with government and telecommunications company regulations. This certification process may take up to twelve months to complete. See Item 1. Business -Industry Standards and Government Regulations for a more detailed description of these standards and regulations.

Storage and handling of credit card data by retailers represents a constant threat of fraud and identity theft, creating tremendous risk of financial and reputational losses.

The protection of cardholder data currently requires retailers to:

•	Operate and install only approved PIN-Entry devices;

•	Upgrade or modify processing systems to ensure all applications that capture, manage, transmit, or store cardholder information within the enterprise are compliant with PCI-DSS and PA-DSS;

•	Upgrade wired/wireless networking infrastructure to monitored high-security routers/switches/hubs;

•	Make wholesale changes to password and other system access policies; and

•	Undertake costly quarterly or annual security audits by approved third-party auditors.

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
Recognizing this, the PCI SSC recently published the new P2P CHD security guidelines governing point to point encryption of cardholder data which aim to protect the data at its source, removing many of the critical dependencies described above by placing emphasis on the security of the payment device itself to protect cardholder data.
Contactless Payments and Mobile Phone Initiated Payments based on NFC

Payments initiated via Contactless RFID and NFC technology continue to grow in popularity with trials, pilots, and rollouts taking place in all major geographies. Contactless payment credentials can be in the form of credit cards, key fobs, or other devices that use radio frequency communications between the payment credential and the point of sale system. This contactless acceptance infrastructure is not only capable of reading cards, key fobs, or token-based RFID payment media, but is also compatible with payments initiated via mobile phones using NFC technology. NFC technology goes well beyond the simple exchange of payment credentials supported by contactless payment cards as it implements a bi-directional communication protocol between the consumer's smartphone and the retailer's payment system. Bi-directional exchange of content enables many new value added services such as loyalty programs, alternative payment schemes, offer and coupon issuance and redemption, electronic receipt distribution, and item level data capture.

In the past year, several important initiatives have been launched by industry leaders intending to drive mobile payments acceptance into the merchant community. Some examples include:

In November 2010, the three largest U.S. mobile network operators, AT&T, Verizon, and T-Mobile, announced a joint venture branded "Isis". Isis's stated goal is “to build a nationwide mobile commerce network utilizing smartphone and near-field communication (NFC) technology.” Isis continued to gain momentum in 2011 as it initiated partnerships to commercialize its NFC mobile wallet solution.

•	In July 2011, Isis announced that Visa, MasterCard, Discover, and American Express will join Isis in its efforts to make mobile commerce widely available to U.S. consumers and merchants.

•
In September 2011, Isis announced that HTC, LG, Motorola Mobility, Research in Motion ("RIM"), Samsung Mobile, and Sony Ericsson will introduce NFC-enabled mobile devices that implement Isis's NFC and technology standards.

In September 2011, “Google Wallet” (which Google announced in May 2011) went live in partnership with Sprint, MasterCard, and Citibank. This proof of concept is designed to be compatible with any existing contactless reader already deployed for payment and Google branded stored value transactions. In addition, a number of large retailers in the U.S. have worked closely with Google and VeriFone to implement “Single Tap” functionality which allows the consumer to automatically pay and redeem a coupon via a single tap of their phone on the VeriFone NFC-enabled payment system installed at those merchants.

In September 2011, PayPal, already a force in eCommerce transactions (“online”), announced a comprehensive strategy to become a mainstream payment brand at brick and mortar (“offline”) retail locations. Their stated strategy is to provide consumers with the ability to access their PayPal “cloud-based” wallet in a variety of mechanisms, including:

•	enabling shoppers to enter their telephone number and four digit PIN to make a payment from their PayPal account;

•	enabling shoppers to make a payment by tapping their phone on the terminal or a kiosk in the store aisle; and

•	issuing traditional payment cards to some PayPal customers to pay from their PayPal account.

To deliver the most user friendly and comprehensive NFC experience to consumers at the point of sale, the Google, Isis and PayPal mobile payment initiatives require the merchant to deploy state-of-the-art NFC enabled payment devices in their checkout lanes. Existing VeriFone systems which may already be installed at the merchant location are easily upgraded to support these, and other, NFC-enabled payment schemes.
Unattended Self-Service Kiosks and Outdoor Payment Systems

The growth in EMV transactions that require consumers to enter a secret PIN code has had a trickledown effect on all aspects of the payment acceptance infrastructure, including self-service market segments. Unattended applications such as automated ticketing machines, self-order kiosks, bill payment, product vending, telephone calling card top up, and self-checkout applications that historically relied on a simple magnetic stripe reader to process credit and debit payments now require complex and secure payment systems to interact with the consumer safely and securely. Due to the complexities involved in developing compliant, secure, and certified payment solutions, most unattended and outdoor kiosk vendors have turned to traditional payment system vendors such as VeriFone to provide easily integrated and pre-certified payment modules to enable the future of electronic payments in these environments.
Products and Services

Our System Solutions

Our system solutions are available in several distinctive modular configurations, offering our customers flexibility to support a variety of consumer payment and connectivity options, including wireline and wireless IP technologies. Unlike traditional Electronic Cash Registers ("ECRs"), our systems typically face the consumer and allow the shopper to keep possession of their card, enter a PIN, sign their name electronically, or tap their NFC enabled phone/contactless card to complete a payment. These consumer-facing functions require that our systems meet stringent industry security mandates designed to protect this highly sensitive information.

Countertop

Our countertop electronic payment systems accept magnetic, smart card, contactless/RFID cards, and NFC enabled mobile phones and support credit, debit, check, electronic benefits transfer, and a full range of pre-paid products, including gift cards and loyalty programs. Our countertop solutions are available under the VX and Optimum solutions brands. Our most recent generation, VX Evolution, incorporates cutting-edge technologies such as high performance 32-bit Acorn RISC Machines (“ARM”) microprocessors, high resolution graphic displays, touch screen navigation, dramatically increased storage capacity, PCI-PTS v3.0 security approvals and fully integrated NFC technology. VX Evolution product line extensions target the high-end countertop broadband and wireless solutions for financial, retail, multi-lane retail, hospitality, government, and health care market segments. Our Optimum product line is similar in functionality to our VX product line, but is differentiated ergonomically, as well as, possessing unique software certifications and capabilities. A long-time favorite of banks and service providers around the world, Optimum extends our ability to reach more merchants through incremental sales channels in the same geographies. We design our products in a modular fashion to offer a wide range of options to our customers, including the ability to deploy new innovations at minimal cost as technology standards change. Our electronic payment systems are designed to easily integrate with a full range of optional external devices, including secure PIN pads, check imaging equipment, barcode readers, contactless/NFC readers, and biometric devices. Our secure PIN pads support credit and debit transactions, as well as a wide range of applications that are either built into electronic payment systems or connect to electronic cash registers (“ECRs”) and POS systems. In addition, we offer an array of certified software applications and application libraries that enable our countertop systems and secure PIN pads to interface with major ECR and POS systems.

Mobile/Wireless

We offer a line of wireless system solutions that support IP-based CDMA, GPRS, Bluetooth, and Wi-Fi technologies based on our VX Evolution and Optimum platforms for secure, “always on” connectivity. We expect that market opportunities for wireless solutions will continue to be found in developing countries where wireless telecommunications networks are being deployed at a much faster rate than wireline networks. We have leveraged our wireless system expertise to enter into new markets for electronic payment solutions such as the emerging pay-at-the-table market solutions for full-service restaurants and systems for transportation and delivery segments where merchants and consumers are demanding secure payment systems to reduce fraud and identity theft.

Smartphones and tablets based on the popular Apple iOS and Google Android operating systems are increasingly being utilized to conduct payment transactions and enable new mobile retailing solutions for merchants. Applications such as portable point of sale, inventory control, retailing and clienteling are made attractive to merchants because of the sleek form factors, ease of use and availability of advanced software solutions. While smartphones and tablets are becoming more and more popular in retail environments, concerns have been raised by the PCI SSC regarding their suitability as payment acceptance devices due to their inherently open architecture. The PCI SSC recently announced its recommendations regarding how to appropriately secure transactions on these types of devices, which includes the mandate to only utilize card readers that provide hardware-based encryption of all cardholder information prior to entry into the mobile device. In addition, the migration towards EMV and NFC based transactions puts further limitations on smartphones and tablets as stand-alone payment acceptance devices. Solutions such as VeriFone's PAYware Mobile Enterprise hardware and secure gateway services address these concerns by providing hardware security and remote management capabilities we believe is critical to enabling widespread adoption of smartphones and tablet-based solutions in the retail enterprise.

Consumer-activated

We offer a line of products specifically designed for consumer-activated functionality at the point of sale. Our consumer facing solutions are offered under the "MX Solutions" brand. These products include large, easy-to-read color graphic displays, user-friendly interfaces, ECR interfaces, durable key pads, signature capture functionality, and other features that are important to serving customers in a multi-lane retail environment. For example, our signature capture devices automatically store signatures and transaction data for fast recall, and the signature image is time stamped for fraud prevention. MX solutions also feature a modular hardware architecture that allows merchants to introduce capabilities such as contactless/NFC in the field. Our consumer-activated system solutions also enable merchants to display advertising, promotional content, loyalty program information, and electronic forms in order to market products and services to consumers at the point of sale. We have extended our product portfolio to support these same features into the unattended market segments such as taxi's, parking, ticketing, vending machines, gas pumps, self-checkout, and QSR markets.

Contactless

We offer a variety of contactless/NFC payment solutions across multiple product lines, specifically designed for consumer-activated transactions utilizing contactless cards, tokens, or NFC-enabled mobile phones. These product solutions include integrated, modular, and stand-alone contactless readers for both indoor and outdoor payment system solutions. Our contactless payment solutions are certified in accordance with industry standards maintained by EMVCo LLC (a smart card standards organization operated by American Express, MasterCard, Visa and JCB that has prescribed specifications for electronic payment systems to receive certifications for smart card devices and applications) and major card associations, including Visa, MasterCard, American Express, and Discover Financial Services. In addition, we have adapted several of these contactless payment systems to include acceptance of regional contactless card solutions required by our customers. VeriFone's contactless platform is designed to be consistent across its entire product portfolio and provides a degree of isolation between the various contactless and NFC applications that is critical for success. Each of the major card brands has a unique contactless application that is separately certified by a third party laboratory and managed independently. In addition, each NFC mobile wallet provider likewise has a unique application that must co-exist with the card brand contactless applications. When added together, the average payment system in the future will likely need to support six to eight unique contactless/NFC applications, which illustrates the need for a sophisticated platform and managed services infrastructure as offered by VeriFone.

Petroleum

Our “Gemstone” family of products for petroleum companies consists of integrated electronic payment systems that combine card processing, fuel dispensing, and ECR functions, as well as secure payment systems for integration with leading petroleum pump controllers and systems. These products are designed to meet the needs of petroleum company operations, where rapid consumer turnaround, easy pump control, and accurate record keeping are imperative. These products allow our petroleum company customers to manage fuel dispensing and control and enable “pay at the pump” functionality, cashiering, store management, inventory management, and accounting for goods and services at the point of sale. They are compatible with a wide range of fuel pumps, allowing retail petroleum outlets to integrate our systems easily at most locations. We have recently expanded this suite of products with our Secure Pump PAY range of high security unattended devices and related software products targeted at integration with the gasoline dispensers in domestic and international markets. Petroleum operators have continued to successfully secure exemptions of gasoline dispensers from security mandates which impact and apply to other retail environments. Presently, gasoline dispensers lag several years behind the rest of the retail industry in terms of meeting PCI security requirements and there have been increasing reports of security breaches at gas dispensers. Our Secure PumpPay is a highly secure payment module designed to retrofit existing gasoline dispensers with state-of-the-art secure payment capabilities. Further, this year VeriFone introduced its PAYmedia service. PAYmedia leverages the large color screen of Secure PumpPay and our VeriFone Digital Network, or VNET, content publishing service to enable paid digital advertising and couponing applications that can offset the cost of the security upgrade for the operator and offer the possibility of an ongoing shared advertising revenue stream with the operator. Our "VNET at the Pump" delivers short-form video and digital coupons at eye-level displays at the pump, engaging consumers actively involved in a purchase. PAYmedia creates an ideal environment to move consumers inside the station for special offers, build general awareness or to drive traffic around key locations with highly localized messaging.

Server-based Payment Processing Software and Middleware

Our server-based transaction products enable merchants to integrate advanced payment functionality into PC-based and other retail systems seamlessly. These products handle all of the business logic steps related to an electronic payment transaction (credit, debit, gift, and loyalty), including collection of payment-related information from the consumer and merchant, and communication with payment processors for authorization and settlement. Our products also enable the functionality of peripherals that connect to PC-based electronic payment systems, including consumer-activated products such as secure PIN pads and signature capture devices. Our PAYware software product line, consisting of server-based, enterprise payment software solutions, now includes card acceptance/merchant acquiring solutions (PCCharge, PayWare PC, PAYware Merchant, PAYware Transact), POS integration software (PAYware Link and PAYware Link LE), value added payment solutions (PAYware Gift and PAYware Prepay) and card management systems for issuers and acquirers (PAYware CMS).

Unattended and Self-Service Payments

We offer a line of secure payment hardware and software integration modules designed to enable self-service solutions such as vending machines, ATM's, ticketing kiosks, petroleum dispensers, public transportation turnstiles and buses, self-checkout, bill payment, and photo finishing kiosks to securely begin accepting magnetic stripe, EMV chipcard and/or contactless/NFC payment schemes. Our solutions leverage our widely adopted VX, MX and Artema Modular Solutions security architecture, developer tools and an extensive developer network enabling our global customer base to leverage existing certified payment applications or easily provide customized solutions for unique unattended environments. Designed for both indoor and outdoor use in harsh environments, these components easily integrate with existing self-service solutions and securely segregate payment processing from the system of the host device.

Retail Bank Branch Solutions

VeriFone's easy-to-use MX retail banking solutions provides banks with ways to instantly identify customers, streamline teller transactions, quickly create digital documents with electronic signatures, promote additional bank services, and automate the loan desk. Implementing signature capture helps to reduce paperwork associated with signed documents and facilitate the collection of biometric signature data for subsequent analysis. VeriFone MX solutions provide banks an interactive and cost-efficient platform to promote the bank's brand and in-store products and services to customers using targeted and rich media.

Mass Transportation Solutions

Transportation systems worldwide represent a key area that is currently not utilizing electronic payments consistently. VeriFone, in conjunction with its partners, is driving development of new mobile solutions for areas such as subway turnstiles and buses, and self-service solutions in areas such as mass transit and parking. The TransitPAY solution from VeriFone enables bus tracking via real-time information, with the added benefit of supporting future fare payment applications across a common “open standards” hardware platform. TransitPAY provides real-time bus location details then wirelessly communicates to a host server. Bus route details are shared with riders via SMS text message, website, or bus shelter display to alert riders of next bus arrival time.

Network Access Solutions

Our network access solutions are designed and customized to support the unique requirements of the electronic transaction industry by providing networking hardware technology and a communications infrastructure necessary to achieve connectivity within the POS environment. We offer two distinct network access solutions tailored to meet the needs of customers who are trying to either extend the life of their existing networks or those who are in the process of building out state-of-the-art, high-speed, high availability access to their processing infrastructure. Our Integrated Enterprise Networks, or IENs, are designed to reduce operating costs, protect investments in current legacy networks and offer a wide range of network technologies, such as X.25, frame relay, protocol interfaces, SNA and TCP/IP. Our MegaNACs (or Mega Network Access Controllers) are intelligent communications devices that provide a wide range of digital and analog interfaces, line and data concentration, protocol conversion and transaction routing among other features.
Our Services

Services are in increasingly important part of our overall revenue mix, accounting for over 20% of sales in our fiscal year ended October 31, 2011. Our growing array of service offerings span many different aspects of the payments ecosystem, including equipment repair/maintenance, advertising publishing, gateway processing, remote terminal management, software maintenance, customized application development, software as a service ("SaaS"), helpdesk, customer service, and encryption/tokenization.

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

VeriFone Media

VeriFone Media is our advertising publishing business. Advertising agencies and direct advertisers pay us to display their digital content on video screens that we place in the passenger compartment of a taxi, on a gasoline dispenser or in print on a taxi top mounted billboard or elsewhere on a taxi with wraps and taxi staging. Digital media content in these environments is delivered via our media platform, VNET. VNET leverages the significant engagement with the point of sale and the significant dwell time in taxis and at gasoline dispensers. With our highly flexible platforms, VeriFone Media allows geotargeting, dayparting, audience segmentation, and a host of custom solutions for advertisers and marketers of all sizes.

Taxi Payments and Advertising

We provide an integrated suite of hardware, software and services to the taxi industry. In-taxi equipment provided by VeriFone include secure card payment acceptance devices, GPS navigation, broadband wireless communications, and fleet management control units. All payment transactions originated in the taxi are sent wirelessly through our secure payment gateway and VeriFone earns a service fee. Our solution also provides the fleet office with a total view of revenues, fleet efficiency, and vehicle operation.

In addition, our taxi systems utilize VNET. With VNET, VeriFone increases the revenue we derive from each taxi with paid digital advertising that also provides passengers with local news, weather, traffic and public service messages. VeriFone's taxi payment solutions are currently deployed in multiple U.S. cities, including New York City, Philadelphia, Boston, Chicago, Las Vegas, Miami, Baltimore, and Fort Lauderdale. Global installations can be found in London, South Africa and Turkey. VeriFone's taxi solutions are designed to address the needs of taxi businesses of any size.

We also have contracted with taxi owners in many U.S. cities to display advertising on signs mounted on their cabs. Thus, we give advertisers the capability of running campaigns with video ads in the cabs and/or print ads on the taxi exterior such as taxi tops.

Cardholder Data Security

We offer retailers powerful software solution to protect sensitive consumer magnetic stripe data captured from credit and debit cards at the point of sale. This solution, VeriShield Protect, encrypts consumer card data at the moment it is swiped, before it enters the retailer's POS system, and maintains that protection until it is outside of the merchant's infrastructure, effectively shielding the merchant from access to detailed consumer data. VeriShield Protect employs proprietary technology designed to mask the encrypted data in a manner that does not require changes to currently installed POS systems and applications, making adoption of this highly secure solution simple and cost effective for merchants. VeriShield Protect aids retailers in achieving certification for data security standards set forth by the PCI SSC, also adding an additional layer of protection not currently mandated by performing end-to-end encryption using proven secure Tamper Resistant Security Module (TRSM) technology commonly used today to protect consumer PINs at ATMs and POS devices. VeriShield Protect is currently available on our Vx and MX Solutions product lines. In the U.S., major credit card processors who handle nearly 80% of all domestic credit card volume have adopted VeriShield Protect, effectively making it the de facto standard for the encryption of credit card data at the POS.

Annual Software Maintenance Program

In late 2010, VeriFone began offering a mandatory Annual Software Maintenance ("ASM") plan for all U.S. petroleum stations running our Gemstone family of systems. ASM ensures that our customers have the most up-to-date PCI DSS compliant software and have access to the latest features and functionality available to them, all while affording them improved levels of customer support and service to help keep their sites up and running at the peak of performance.

Warranty and Repair

Most of our payment devices carry a standard one-year warranty covering a performance issue arising from normal operations. For eligible warranty demands, we will repair the system at no charge to the customer. For repairs of systems not eligible for warranty, we offer repair services in many countries, or customers may use VeriFone authorized service centers.
Technology

We have developed the following core technologies that are essential to the creation, delivery, and management of our system solutions. We believe these technologies are central to our leadership position in the electronic payment solutions industry.

Platform Architecture

Our secure, multi-tasking, multi-application platform architecture consists of an ARM System-on-Chip, our proprietary operating systems, proprietary security system, multi-application support, data encryption and file authentication technologies. The combination of these technologies provides an innovative memory protection and separation scheme to ensure a robust and secure operating environment, enabling the download and execution of multiple applications on an electronic payment system without the need for recertification.

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

Libraries and Development Tools

We believe that by delivering a broad portfolio of application libraries and development tools to our large community of internal and third-party application developers, we are able to significantly reduce the time to obtain certification for our system solutions. We provide a set of application libraries, or programming modules such as smart card interfaces, contactless card/NFC phone interfaces, and communications drivers with defined programming interfaces, which facilitate the timely and consistent implementation of our multi-application system solutions. Further, we maintain a high level of application compatibility across platforms, facilitating the migration of applications to future system solutions.

We also provide developer tool kits that contain industry standard visual development environments (C/C++) along with platform-specific compilers and debuggers. We provide numerous support services for our application development communities, including Developer Training, a dedicated developers' support team, and VeriFone DevNet, an online developers' portal that provides registered developers access to libraries, tools, programming guides, and technical support. Our libraries, developer tool kits, training, and support systems facilitate the rapid growth in deployment of third-party, value-added applications for our system solutions.

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

Application Framework

Our SoftPay application framework contains a comprehensive set of pre-certified software modules enabling rapid configuration and delivery of merchant-ready applications for payment processors and financial institutions. We have configured SoftPay for use in a broad range of vertical markets including retail, restaurants, lodging, and rental services. SoftPay supports our comprehensive range of wireline and wireless IP communications technologies, including Ethernet, CDMA, GPRS, and Wi-Fi, and Bluetooth options.

Remote Management System

Effective remote management is essential to cost effective deployment and maintenance of electronic payment systems. Our VeriCentre device management system provides broad remote management functionality for our system solutions, including software downloads, application management, remote diagnostics, and information reporting. In addition, we have developed the PAYware Vision management system solution for managing the multi-media content, signature capture/storage/retrieval, and device management of our multi-media capable, consumer-activated MX product line. Our management system licensees are responsible for the implementation, maintenance, and operation of the system. In certain markets and with certain customers, we maintain and manage the system to provide remote management services directly to customers. In addition, message management functionality allows financial institutions and payment processors to send customized text and graphics messages to any or all of their VX, MX, Optimum, Artema, NURIT, or MagIC terminal based merchants, and receive pre-formatted responses.
Customers
Our customers include financial institutions, payment processors, petroleum companies, large retailers, government organizations, and healthcare companies, as well as ISOs, which re-sell our system solutions to small merchants. In North America, for the fiscal year ended October 31, 2011, approximately 27% of our sales were via ISOs, distributors, resellers, and system integrators and approximately 73% were direct sales to petroleum companies, retailers, and payment processors. Internationally, for the fiscal year ended October 31, 2011, approximately 40% of our sales were via distributors, resellers, and system integrators and the remaining 60% were direct sales to financial institutions, payment processors, and major retailers.
The percentage of net revenues from our ten largest customers is as follows:

	Fiscal Year Ended October 31
	2011	2010	2009
Percentage of net revenues from our ten largest customers	27.4%	26.7%	31.8%

For the fiscal years ended October 31, 2011, 2010 and 2009, no single customer accounted for more than 10% of our total net revenues. For the fiscal years ended October 31, 2011 and 2010, Cielo S.A. and its affiliates accounted for approximately 12.4%  and 12.5% of net revenues of our International segment, respectively.  For the fiscal years ended October 31, 2011, 2010 and 2009, First Data and its affiliates accounted for approximately 13.0%, 13.0% and 22.6% of net revenues of our North America segment, respectively.  No other single customer accounted for more than 10% of net revenues in any of our reportable segments for the fiscal years ended October 31, 2011, 2010 and 2009. At October 31, 2011, Cielo S.A. and its affiliates accounted for approximately 10.3% of our total net accounts receivable. At October 31,  2010, no single customer accounted for more than 10% of accounts receivable.
Sales and Marketing
Our North American sales teams are focused specifically on financial institutions, payment processors, third-party distributors, and value-added resellers, and on specific vertical markets, such as petroleum, multi-lane retail, restaurants, bank branches, self-service kiosks, government, transportation, taxi fleets, healthcare and digital content providers. Typically, each sales team includes a general manager or managing director, account representatives, business development personnel, sales engineers, and customer service representatives with specific vertical market expertise. The sales teams are supported by client services, manufacturing, product development and marketing teams to deliver products and services that meet the needs of our diverse customer base.
Outside of North America, we have historically relied heavily upon distributors to represent us in countries or geographies where we did not have a direct presence. Recently, we have been expanding the number of countries where we maintain direct offices around the world. In August 2011, we announced that customers in Germany, Italy, France, Spain, Austria and Switzerland will now be able to obtain products, services, support and value-added solutions directly from

VeriFone.
Our marketing group is responsible for product management, account management, program marketing, corporate communications and public relations. Our product management group analyzes and identifies product and technology trends in the marketplace and works closely with our research and development group to develop new products and enhancements. Our program marketing function promotes adoption of our branded solutions and services through go-to-market solution campaigns which leverage traditional business to business and business to consumer media channels, the World Wide Web, social media, CRM technology and affiliations with industry and trade associations. Our corporate communications function coordinates key market messaging across regions and manages our public relations.
As of October 31, 2011, we had 645 sales and marketing employees, representing approximately 17% of our total workforce.
Global Outsourcing and Manufacturing Operations

Prior to our Lipman acquisition in November 2006, we outsourced 100% of our product manufacturing to providers in the Electronic Manufacturing Services (“EMS”) industry. For the period from the Lipman acquisition up to the first quarter of fiscal year 2010, our NURIT branded products were built in our in-house manufacturing facility located in Rosh Ha'ayin, Israel. Since early 2010, this work is once again 100% outsourced to EMS providers. Our primary EMS providers are located in China, Singapore, Malaysia, Brazil, Germany, Romania, and Israel. We have enabled direct shipment capability for several product lines from our EMS providers to our customers in various countries around the world.
Competition

The markets for our system solutions and services are highly competitive, and we are subject to price pressures resulting from a number of factors. Competition from manufacturers, distributors, or providers of products similar to or competitive with our system solutions or services could result in price reductions, reduced margins, and a loss of market share or could render our solutions obsolete. For example, First Data Corporation, a leading provider of payment processing services, and one of our largest customer, has developed and continues to develop a series of proprietary electronic payment systems for the U.S. market.

We expect to continue to experience significant competition in the future. We compete globally with suppliers, manufacturers, or distributors of electronic payment systems and services as well as suppliers of cash registers that provide built-in electronic payment capabilities and producers of software that facilitates electronic payments over the internet. Our primary competitors in these markets for POS terminals and services include Ingenico S.A., First Data Corporation, Heartland Payment Systems, Pax Technology, Ltd., SZZT Electronics Co. Ltd., Equinox Payments, CyberNet Inc., and Spire Payments Ltd.

We also compete with Gilbarco, Inc. (a subsidiary of Danaher Corporation), International Business Machines Corporation, MICROS Systems, Inc., and NCR Corporation. In addition, we face vigorous competition from smaller companies that have been able to develop strong local or regional customer bases. Most of our customers are large, sophisticated organizations that have significant purchasing power. We believe that we benefit from a number of competitive advantages gained through our 30-year history of success in our industry. These advantages include our globally trusted brand name, large installed base, significant involvement in the development of industry standards, security infrastructure, global operating scale, customizable platforms and investment in research and development. Additionally, we compete primarily on the basis of the following additional key factors: end-to-end system solutions, product certifications, value-added applications and advanced product features, advanced communications modularity, reliability, supply chain scale/flexibility, payment data security, and low total cost of ownership. In certain foreign countries, some of our competitors are more established, benefit from greater local recognition and have greater resources within those countries than we do.

We expect competition in our industry will be largely driven by the requirements to respond to increasingly complex and evolving technology, industry certifications, and security standards. We also see the prospect of continued consolidation among suppliers of electronic payment systems as they seek inorganic ways to enhance their capability to carry out research and development and seek other efficiencies, such as in procurement and manufacturing.
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
Our research and development expenses were $109.2 million, $74.2 million and $65.1 million for the fiscal years ended October 31, 2011, 2010, and 2009, respectively. Research and development expenses as a percentage of net revenues were 8.4%, 7.4%, and 7.7% for the fiscal years ended October 31, 2010, 2009, and 2008, respectively. As of October 31, 2011, we had 1,369 research and development employees representing approximately 36% of our total workforce.
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

VeriFone has served on the PCI SSC Board of Advisors since its inception and we are active in the working groups whose role is to clarify the standards the PCI SSC has created.

We also are subject to other legal and regulatory requirements, including the European Union's (“EU”) Restriction on Hazardous Substances (“RoHS”) Directive and the European Union Directive on Waste Electrical and Electronic Equipment (“WEEE”), which are designed to restrict the use of certain hazardous substances in finished goods and require active steps to promote recycling of components to limit the total quantity of waste going to final disposal.

We achieved compliance with the “Administrative Measures on the Control of Pollution Caused by Electronic Information Products,” commonly referred to as China RoHS regulations, as required by China's Ministry of Information Industry, in March 2007. Similar to the EU RoHS Directive, the China regulations restrict the importation into and production within China of electrical equipment containing certain hazardous materials.

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

We are also subject to the following standards and requirements:
Security Standards

Industry and government security standards ensure the integrity of the electronic payment process and protect the privacy of consumers using electronic payment systems. New standards are continually being adopted or proposed as a result of worldwide fraud prevention initiatives, increasing the need for new security solutions and technologies. In order for us to remain compliant with the growing variety of international requirements, we have developed a security architecture that incorporates physical, electronic, operating system, encryption, and application-level security measures. This architecture has proven successful even in countries that have particularly stringent and specific security requirements, such as Australia, Canada, Germany, the Netherlands, New Zealand, Singapore, Sweden, Switzerland, and the U.K.
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

In September 2006, the PCI SSC published an updated version of the PCI-DSS that represents a common set of industry tools and measurements to help ensure the safe handling of sensitive electronic transaction information. In October 2008, the PCI-DSS standard was updated and an expiration date for the previous version of this standard was set. The PCI SSC also released an updated version of the newer PA-DSS standard and set an expiration date for the original standard adopted in April 2008 by Visa under the Payment Application Best Practices (“PABP”) program. The PCI-DSS and PA-DSS standard revisions include mandates and audit requirements for retailers, merchant acquirers, and payment application developers. In October 2010, both the PCI-DSS standard and the PA-DSS standard were updated again and the PCI SSC adopted a three year cycle for future updates.

In September 2007, the PCI SSC announced that the PCI PED standard will be moved under the control of the PCI SSC. This PCI PED standard was previously maintained and updated by Visa, MasterCard, and JCB. Payment Card Industry (“PCI”) Security Standard Council's Payment Card Industry PIN-Entry Device (“PCI PED”) specification and testing requirements have become a standard specification for the five card associations. All previous mandates and deadlines regarding PCI PED compliance will remain in effect under the PCI SSC. Further alignment with regional and national debit networks and certification bodies may occur, which would enable electronic payment system providers to certify payment technology more quickly and cost effectively. In practice, the PCI PED approval process represents a significant increase in level of security and technical complexity for PIN Entry Devices. In April 2009, the PCI SSC announced the expansion of the PCI PED requirements program to include two new types of devices, unattended payment terminals (“UPT”) and hardware security modules (“HSM”). In November, 2009, the PCI SSC renamed the PCI PED standard to the PIN Transaction Security (“PTS”) standard and included additional unattended product requirements as well as a new optional requirement, Secure Read and Exchange of Data (“SRED”) for secure devices to encrypt cardholder data as part of a end to end encryption solution

In September 2011, the PCI SSC announced the Point-to-Point Encryption (“P2PE”) Requirements. Solutions that meet these requirements can be used by retailers to reduce PCI scope. The PCI SSC also announced that by the end of 2011 it will publish the validation criteria for a P2PE solution to be evaluated against, training for QSA's to perform such validations will be available in early 2012, and validated solutions will be listed on the PCI SSC website by mid-2012.

EMV Standards.  EMV has introduced new standards to address the growing need for transaction security and interoperability. One important example is their establishment of EMVCo LLC. The EMV standards are designed to ensure global smart card interoperability across all electronic payment systems. To ensure adherence to this standard, specific certifications are required for all electronic payment systems and their application software. We maintain EMV certifications across our applicable product lines.

Contactless and NFC System Standards.  The major card associations have each established a brand around contactless payment. The brands and specifications are PayPass® for MasterCard, Visa payWave® and Visa Wave® for Visa, ExpressPay® for American Express, ZIP® for Discover Financial Services , and J/speedy for JCB.

Along with these brands, each of the card associations has developed its own specifications governing its brand's user experience, data management, the card-to-reader protocols and in at least one case the protocol between the contactless reader and the host device. Each brand of contactless payment has a complete set of specifications, certification requirements and a very controlled testing and approval process. In order to access the specification and approval process, payment system manufacturers must become licensees of the relevant card association's specification. Although all of the specifications are based on ISO-IEC 14443, a standard developed by the International Organization for Standardization, the application approval processes are not compatible with one another. In 2007, the EMVCo LLC retained ownership of the Contactless communication Protocol Specification and in 2009 began certification testing process in accordance with this standard. In 2010, the four major card associations investing in this payment technology (American Express, Discover, MasterCard and Visa) licensed their respective contactless kernal specification to EMVCo for consolidation into a combined standard.

In addition to EMVCo standards, there are also regional specification and certification requirements such as PBOC in China, CEPAS in Singapore, Interac Flash in Canada, Geldkarte in Germany, and Carte Bancaire in France.

In 2011, several mobile wallet specifications and applications have emerged to enable payment transactions between mobile phones and retail payment systems using NFC technology based on ISO 18092. These include Google Wallet, ISIS Sizzle (a joint venture between AT&T, Verizon, and T-Mobile), and other international solutions.

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

We have successfully achieved Vx product-line compliance with the MasterCard PTS security specification regarding security of IP-based systems. The MasterCard PTS program approval applies to several IP-enabled products including the Vx Evolution series payment systems. We are the first terminal vendor to achieve such a distinction across an entire product line.

The MasterCard Terminal Quality Management (“TQM”) program was created in 2003 to “help ensure the quality and reliability of EMV compliant terminals worldwide.” MasterCard's TQM program validates the entire lifecycle of the product, from design to manufacturing and deployment. This is a hardware quality management program, on top of the EMV Level 1 certification. It mainly involves the review and audit of the vendor's process in the different phases of implementation, manufacturing, and distribution. At the end of the process, the product is given a quality label. MasterCard has mandated the quality label to all their member banks and has made it a pre-requisite for their Terminal Integration Process (“TIP”) since December 2003. We maintain TQM approval across all EMV Level 1 approved products deployed with EMV applications. The TQM program is now extended to Contactless payment systems and is a requirement for achieving a full PayPass Approval with MasterCard.

Payment Processor/Financial Institution Requirements

U.S. payment processors have two types of certification levels, Class A and Class B. Class B certification ensures that an electronic payment system adheres to the payment processor's basic functional and network requirements. Class A certification adds another stipulation that the processor actively supports the electronic payment system on its internal help desk systems. Attainment of Class A certification, which may take up to twelve months, requires working with each payment processor to pass extensive functional and end-user testing and to establish the help desk related infrastructure necessary to provide Class A support. Attaining Class A certifications increases the number of payment processors that may actively sell and deploy a particular electronic payment system. We have significant experience in attaining these critical payment processor certifications and have a large portfolio of Class A certifications with major U.S. processors. In addition, several international financial institutions and payment processors have certification requirements that electronic payment systems must comply with in order to process transactions on their specific networks. We have significant direct experience and, through our international distributors, indirect experience in attaining these required certifications across the broad range of system solutions that we offer to our international customers.

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

As of October 31, 2011, we held 259 patents and 148 patent applications filed with various patent offices in 57 jurisdictions throughout the world, including the U.S., Canada, the United Kingdom, the European Union, China, Israel, Italy, India, Australia, Japan, Germany, France, Ireland, Hong Kong, Taiwan, Brazil, and South Africa among other countries. These patents and patent applications include utility patents, utility models and designs acquired in connection with our acquisitions of Hypercom Corporation in fiscal year 2011 and Semtek Innovative Solutions Corporation and the assets of WAY Systems, Inc. in fiscal year 2010. We believe that the duration of our patents is adequate relative to the expected lives of our products which generally are expected to be shorter than the terms of our patents due to continual technical innovations in our industry.

We use the VeriFone name and logo globally as an important part of the branding of our company and our products. As of October 31, 2011, we held trademark registration in 29 countries for the VERIFONE and in 43 countries for VERIFONE including our ribbon logo. We currently hold trademark registration in the U.S. and a variety of other countries for our product names and other marks.

We generally have not registered copyrights in our software and other written works. Instead, we have relied upon common law copyright, customer license agreements, and other forms of protection. We use non-disclosure agreements and license agreements to protect software and other written materials as copyrighted and/or trade secrets.

In the United States and other countries, prior to 2001, our predecessor held patents relating to a variety of POS and related inventions, which expire in accordance with the applicable law in the country where filed. In 2001, as part of the divestiture of VeriFone, Inc. from HP, VeriFone, Inc. and HP entered into a technology agreement whereby HP retained ownership of most of the patents owned or applied for by VeriFone prior to the date of divestiture. The technology agreement grants VeriFone a perpetual, non-exclusive license to use any of the patented technology retained by HP at no charge. In addition, we hold a non-exclusive license to patents held by NCR Corporation related to signature capture in electronic payment systems. This license expired in 2011 at the time the underlying patents expired.
Segment and Geographical Information

For an analysis of financial information about geographic areas as well as our segments, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Segment Information and Note 14. Segment and Geographic Information of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Employees

As of October 31, 2011, we had 3,848 employees worldwide. We have collective bargaining agreements with our employees in France, Spain and Italy. Some of our employees in France and Germany are also represented by works councils that have the right to certain information and to participate in certain operational decisions affecting the represented employees, such as relocation of office facilities, compensation and benefits, and working hours. We have not experienced any work stoppages and we believe that our employee relations and relationships with the collective bargaining groups and works councils are good.
Executive Officers
The executive officers of VeriFone and their ages as of December 22, 2011 are as follows:

Name	Age	Position
Douglas Bergeron	51	Chief Executive Officer
Robert Dykes	62	Executive Vice President and Chief Financial Officer
Albert Liu	39	Executive Vice President, Corporate Development & General Counsel
Eliezer Yanay	51	Executive Vice President, Operations
Jeff Dumbrell	42	Executive Vice President, Europe, Middle East, Africa and Asia
Elmore Waller	62	Vice Chairman

Douglas G. Bergeron. Mr. Bergeron has served as Chief Executive Officer and a director of VeriFone Systems, Inc. since its formation in July 2002 and of VeriFone, Inc. since July 2001. From December 2000 to June 2002, Mr. Bergeron was Group President of Gores Technology Group and, from April 1999 to October 2000 served as President and Chief Executive Officer of Geac Computer Corporation. From 1990 to 1999, Mr. Bergeron served in a variety of executive management positions at SunGard Data Systems Inc., including Group CEO of SunGard Brokerage Systems Group and President of SunGard Futures Systems. Mr. Bergeron holds a Bachelor of Arts degree (with Honors) in computer science from York University in Toronto, Canada, and a Masters of Science degree from the University of Southern California. He also serves as a member of the Listed Company Advisory Committee of the NYSE Euronext. Mr. Bergeron previously served on the board of directors of Merriman Holdings, Inc., a financial services holding company, and as Chairman of the board of directors for First Consulting Group, a provider of consulting and systems implementation services to the health-related industries, prior to its acquisition by Computer Sciences Corporation in January 2008. Mr. Bergeron brings to our Board, among other skills and qualifications, significant knowledge of the payments industry and a unique understanding of our strategies and the complexities of our business as our Chief Executive Officer since 2001, when he led the divestiture of VeriFone from HP, and thereafter as he guided our Company through a period of substantial technological advancement and growth in the payments industry. Mr. Bergeron also brings extensive experience in executive management positions in the financial services industry.

Robert Dykes.   Mr. Dykes serves as Executive Vice President and Chief Financial Officer. Mr. Dykes joined VeriFone as Senior Vice President on September 2, 2008 and was named Chief Financial Officer on September 9, 2008. Mr. Dykes was named Executive Vice President in August 2011. Prior to joining VeriFone, Mr. Dykes was Chairman and CEO of NebuAd Inc., a provider of targeted online advertising networks. Before joining NebuAd, from January 2005 to March 2007, Mr. Dykes was Executive Vice President, Business Operations and Chief Financial Officer of Juniper Networks, Inc., a provider of network infrastructure to global service providers, enterprises, governments and research and educational institutions. From February 1997 to December 2004, Mr. Dykes was Chief Financial Officer and President, Systems Group, of Flextronics International Ltd., a provider of design and electronics manufacturing services to original equipment manufacturers. From October 1988 to February 1997, Mr. Dykes was Executive Vice President, Worldwide Operations and Chief Financial Officer of Symantec Corporation, a provider of software and services that address risks to information security, availability, compliance, and information technology systems performance. Mr. Dykes also held Chief Financial Officer roles at industrial robots manufacturer Adept Technology and at disc drive controller manufacturer Xebec. He also held senior financial management positions at Ford Motor Company. Mr. Dykes holds a Bachelor of Commerce in Administration degree from Victoria University, Wellington, New Zealand.

Albert Liu. Mr. Liu serves as Executive Vice President, Corporate Development and General Counsel. Mr. Liu joined VeriFone in October 2008, as Senior Vice President, General Counsel and Corporate Secretary and was named Executive Vice President, Corporate Development in August 2011. In his capacity Mr. Liu also served as Chief Compliance Officer. Prior to joining VeriFone, he was Vice President, Legal and Corporate Development, and Company Secretary for NETGEAR, Inc., a provider of networking solutions, since October 2004. Mr. Liu also previously served as General Counsel, Director of Human Resources and Secretary of Turnstone Systems, Inc., a supplier of digital subscriber line testing equipment and General Counsel and Secretary for Yipes Enterprise Services, a provider of Ethernet connectivity services. Mr. Liu began practicing law with the firm of Sullivan & Cromwell in New York, advising clients on all aspects of corporate and securities law, leading public and private securities offerings, and negotiating and finalizing venture capital investments and contracts. Before entering the legal field, he was a software engineer at Tandem Computers. Mr. Liu is currently a member of the board of directors of Trunkbow International Holdings, Inc., a provider of technology platforms that enable mobile value-added services. He holds dual degrees in Computer Science and Political Science from Stanford University and a J.D (magna cum laude) from the

University of California, Hastings College of the Law. He is a member of the State Bar of California.

Eliezer Yanay.   Mr. Yanay has served as Executive Vice President, Operations since August 2011 and is responsible for global R&D initiatives, supply chain and product management for the entire product life cycle, from conception to delivery to support. Previously, Mr. Yanay served as President of VeriFone Israel and Executive Vice President, Continental Europe, South East Europe and Asia from March 2009 to August 2011 and as President of VeriFone Israel and Managing Director of Middle East from November 2006 to March 2009. Mr. Yanay joined VeriFone following its acquisition of Lipman Electronic Engineering in November 2006. Mr. Yanay had served at Lipman as Executive Vice President of Sales and Marketing since September 2001 where his responsibilities included management of worldwide sales and marketing activities, management of the corporate sales and marketing department and oversight of Lipman's non-U.S. subsidiaries. Before joining Lipman, Mr. Yanay held various senior-level positions at Shira Computers Ltd. (a subsidiary of VYYO Inc.) and Scitex Corporation, Ltd. Mr. Yanay holds a Bachelor of Arts in Psychology from Tel Aviv University.

Jeff Dumbrell.  Mr. Dumbrell joined VeriFone in July 2002 where he served in various senior-level management roles within the company, most recently as Executive Vice President, Europe, Middle East, Africa and Asia and is responsible for managing VeriFone’s growth initiatives in these regions. From December 2000 to July 2002, Mr. Dumbrell was Executive Director of Sales for B3 Corporation and he was National Sales Manager for BankServ from October 1999 to December 2000. Previously, Mr. Dumbrell was Western Regional Manager for The Quaker Oats Company where he had sales responsibility for managing Tier 1 retail customers. Mr. Dumbrell holds a M.B.A. from The University of San Francisco and a Bachelor of Science in Marketing from Clemson University.

Elmore Waller.  Mr. Waller serves as Vice Chairman of VeriFone and is responsible for VeriFone’s global activities in the taxi solutions and payment-enabled digital media markets. Mr. Waller served as Executive Vice President, Integrated Solutions from December 2004 to August 2011 and, since joining VeriFone in 1986, has served in a number of leadership positions including Senior Vice President and General Manager of the Worldwide Petro Division. Prior to working at VeriFone, Mr. Waller worked for 11 years at General Electric Company, serving in several financial management positions. Mr. Waller holds an M.B.A. from Syracuse University.
Available Information
We file reports required of public companies with the U.S. Securities and Exchange Commission (“SEC”). These include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports, and amendments to these reports. The public may read and copy the materials we file with or furnish to the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We make available free of charge on the Investor Relations section of our corporate website (http://ir.verifone.com) all of the reports we file with or furnish to the SEC as soon as reasonably practicable after the reports are filed or furnished.

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

We routinely engage in acquisitions, divestitures, and other strategic transactions which involve numerous enterprise risks and could disrupt our ongoing business and harm our results of operations. We may not be able to address these risks without substantial expense, delay or other operational or financial problems.

In pursuing our business strategy, we routinely conduct discussions, evaluate opportunities, and enter into agreements regarding possible acquisitions or strategic investments in related businesses, technologies, or products.

For example, on November 14, 2011, we announced that we had entered into a definitive agreement to acquire Point International, a Stockholm-based provider of point-of-sale technology and support, gateway services, card encryption services, and multi-channel e-commerce processing network encompassing almost 475,000 merchant contracts throughout Northern Europe. We will pay approximately €600 million to acquire all of the equity of Point and will also retire at closing existing

Point debt of approximately €170 million.

Acquisitions or investments, including the planned acquisition of Point and our recently completed acquisition of Hypercom, both of which were material to our business and operations, involve significant challenges and potential business risks, such as:

•	the difficulty of integrating the technologies, operations, business systems, and personnel of the acquired business, technology or product;

•
the potential disruption of our ongoing business, including the diversion of management attention to issues related to integration and administration, particularly given the number, size and varying scope of our recent planned and completed acquisitions;

•	entering markets in which we have limited prior experience;

•
in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political, and regulatory risks associated with specific countries, including countries where we previously had limited operations;

•	the possible inability to obtain the desired financial and strategic benefits from the acquisition or investment;

•	the loss of all or part of our investment;

•	the loss of customers and partners of acquired businesses;

•
the need to integrate each company's accounting, legal, management, information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented;

•	the need to implement controls, procedures and policies appropriate for a larger public company at companies that prior to acquisition had lacked such controls, procedures and policies;

•
the risk that increasing complexity inherent in operating a larger business and managing a broader range of solution and service offerings may impact the effectiveness of our internal controls and adversely affect our financial reporting processes;

•	assumption of unanticipated liabilities and the incurrence of unforeseen expenditures; and

•	the loss of key employees of an acquired business.
These risks are heightened and more prevalent in acquisitions of larger businesses, such as the planned Point acquisition and the Hypercom acquisition completed in August 2011. Future acquisitions and investments could also result in substantial cash expenditures, potentially dilutive issuances of our equity securities and incurrence of additional debt, contingent liabilities and amortization expenses related to other intangible assets that could adversely affect our business, operating results, and financial condition. Moreover, we may not realize the anticipated benefits of any or all of our acquisitions, or may not realize them in the timeframe expected. We will depend on the retention and performance of existing management and employees of acquired businesses for the day-to-day management and future operating results of these businesses.

We may not realize the expected benefits of our recently completed acquisition of Hypercom.

Achieving the expected benefits of the merger with Hypercom depends in large part on our successful completion of the integration of our and Hypercom's technology, operations, and personnel in a timely and efficient manner. We cannot assure you, however, that our current integration efforts will be completed as quickly as expected or that the merger will achieve the expected benefits. The challenges involved in this integration include:

•	incorporating Hypercom's technology and products into our next generation of products;

•
integrating Hypercom's products into VeriFone's business because prior to the Hypercom acquisition we did not sell Hypercom products and our sales personnel had no experience selling Hypercom's products;

•	coordinating research and development activities to enhance introduction of new products, services, and technologies;

•
inability to migrate both companies to a common enterprise resource planning information system to integrate all operations, sales, accounting, and administrative activities for the combined company in a timely and cost effective way;

•	integrating Hypercom's international operations with those of VeriFone;

•	coordinating the efforts of the Hypercom sales organization with our sales organization;

•	demonstrating to Hypercom customers that the merger will not result in adverse changes in client service standards or product support;

•	integrating Hypercom's and our information technology systems and resources;

•
integrating the supply chain of both companies while ensuring that products continue to be manufactured and delivered on a timely basis, with superior quality to customers and at a cost acceptable to us;

•	persuading the employees in various jurisdictions that the two companies' business cultures are compatible, maintaining employee morale, and retaining key employees; and

•	timely release of products to market.

The integration of the two companies is international in scope, complex, time-consuming, and expensive, and has disrupted and may continue to disrupt our business or result in the loss of customers or key employees or the diversion of the attention of management. Some of Hypercom's suppliers, distributors, customers, and licensors are VeriFone's competitors or work with VeriFone's competitors and may terminate their business relationships with Hypercom as a result of the acquisition. In addition, the integration process may strain the combined company's financial and managerial controls and reporting systems and procedures and may result in the diversion of management and financial resources from the combined company's core business objectives. There can be no assurance that we will successfully integrate our businesses or that the combined company will realize the anticipated benefits of the acquisition.

Costs associated with the acquisition may be higher than expected and may harm the financial results of the combined company. We have incurred substantial direct transaction costs associated with the acquisition, and expect to incur additional costs associated with consolidation and integration of operations. We have also incurred post-closing costs and devote resources related to Hypercom's divestiture of its U.S., Spain and U.K. payment terminal businesses. For example, as part of the divestitures the buyers are entitled to certain post-closing administrative and operating support services for various periods following the closing date of the merger and indemnification for certain liabilities associated with the divested businesses. In addition, although we believe that the merger was not subject to regulatory approval requirements in Spain because Hypercom divested its business in Spain before the merger was completed, the Spanish regulatory authorities may not agree with this position. If the total costs of the merger and integration efforts exceed estimates or the benefits of the merger do not exceed the total costs of the merger, our financial results could be adversely affected.

We have experienced rapid growth in our operations, and if we cannot adequately manage our growth, our results of operations will suffer.

We have experienced rapid growth in our operations in certain periods, both organically and from acquisitions. We cannot be sure that we have made adequate allowances for the costs and risks associated with our expansion, or that our systems, procedures, business processes, and managerial controls will be adequate to support the rapid expansion in our operations, including expansion into new vertical markets and a broader range of payment services offerings. Any delay in implementing, or transitioning to, new or enhanced systems, procedures, or controls to accommodate the requirements of our business and operations and to effectively and efficiently integrate acquired operations may adversely affect our ability to meet customer requirements, manage our product inventory, and record and report financial and management information on a timely and accurate basis. If we are unable to successfully manage expansion, our results of operations may be adversely affected.

Our internal processes and control over financial reporting have in prior periods been deemed inadequate.

In prior periods we reported material weaknesses in our internal control over financial reporting, which we have remedied. See Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010. These material weaknesses in our internal control over financial reporting contributed to our need to restate previously reported interim financial information for each of the first three quarters of our fiscal year ended October 31, 2007, and to the delays in the filing of our Annual Report on Form 10-K for fiscal year 2007. We also were unable to file our quarterly reports on Form 10-Q for our fiscal quarters ended January 31, 2008 and April 30, 2008 on a timely basis. We have implemented a number of additional and enhanced processes and controls to improve our internal control over financial reporting.

Although we have implemented improved controls and remedied these material weaknesses, these controls may not be sufficient to detect or prevent errors in financial reporting in future periods and will require continued enhancement to accommodate our rapid growth in operations both organically and from acquisitions. We have devoted additional resources to our financial control and reporting requirements, including hiring additional qualified employees in these areas. We may hire additional employees and may also engage additional consultants in these and other key areas. Competition for qualified financial control and accounting professionals in the geographic areas in which we operate is intense and there can be no assurance that we will be able to hire and retain these individuals.

A majority of our net revenues is generated outside of the United States and we intend to continue to expand our operations internationally including through acquisitions and strategic partnerships. Our results of operations could suffer if we are unable to manage our international expansion and operations effectively.

During the fiscal year ended October 31, 2011, approximately 65.6% of our net revenues were generated outside of the United States. During the twelve months ended October 31, 2010, approximately 60.0% of our net revenues were generated outside of the United States. We expect our percentage of net revenues generated outside of the United States to increase over time. In particular we expect our acquisition of Hypercom to increase our business significantly in the Middle East and Africa, Europe and Asia, and our planned acquisition of Point will increase our business significantly in Northern Europe. Part of our strategy is to expand our penetration in existing foreign markets and to enter new foreign markets and in particular to enter new emerging markets where we expect to see growth in electronic payments. Our ability to penetrate some international markets may be limited due to different technical standards, protocols or product requirements. Expansion of our international business will require significant management attention and financial resources. Our international net revenues will depend on our continued success in the following areas:

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

•	building our brand name and awareness of our services among foreign customers in new and existing international markets; and

•	implementing new systems, procedures, and controls to monitor our operations in new international markets.

In addition, we are subject to risks and costs associated with operating in foreign countries, including:

•	multiple, changing, and often inconsistent enforcement of laws and regulations;

•	satisfying local regulatory or industry imposed requirements, including security or other certification requirements;

•	competition from existing market participants, including strong local competitors, that may have a longer history in and greater familiarity with the international markets we enter;

•	tariffs and trade barriers;

•	laws and business practices that may favor local competitors;

•	restrictions on the repatriation of funds, foreign currency exchange restrictions, and currency exchange rate fluctuations;

•	extended payment terms and the ability to collect accounts receivable;

•	different and/or more stringent labor laws and practices such as the use of workers' councils and labor unions;

•	different and/or more stringent data protection, privacy and other laws;

•	economic and political instability in certain foreign countries;

•	imposition of limitations on conversion of foreign currencies into U.S. dollars or remittance of dividends and other payments by foreign subsidiaries;

•	changes in a specific country's or region's political or economic conditions; and

•	greater difficulty in safeguarding intellectual property in areas such as China, India, Russia, and Latin America.

Many of these factors typically become more prevalent during periods of economic stress or disruptive events such as military or terrorist actions. The persistence or occurrence of weakened global economic conditions in one or more regions where we do business may exacerbate certain of these risks. For example, we are subject to foreign currency risk and economic and political instability which can lead to significant and unpredictable volatility in currency rates, including significant currency devaluations, which may negatively impact our revenues, gross margins, results of operations and financial position. Although we engage in some hedging of our foreign currency exposures, we do not hedge all such exposures and our hedging arrangements may not always be effective. See Part II Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Risk of this Form 10-K. In addition, compliance with foreign and U.S. laws and regulations that are applicable to our international operations is complex and may increase our cost of doing business in international jurisdictions and our international operations could expose us to fines and penalties if we fail to comply with these regulations. These laws and regulations include import and export requirements, exchange control regulations, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials and other improper payments or inducements, such as the U.K. Bribery Act. Although we have implemented policies, procedures and training designed to ensure compliance with these laws, there can be no assurance that our employees, contractors, and agents will not take actions in violation of our policies, particularly as we expand our operations through organic growth and acquisitions. For example, two of our Brazilian subsidiaries that were acquired as a part of the Lipman acquisition have been notified of a number of assessments regarding Brazilian customs penalties that relate to alleged infractions in the importation of goods as well as certain tax assessments and penalties. Similarly, the Brazilian subsidiary we acquired in August 2011 as part of the Hypercom acquisition has a number of pending assessments related to local tax assessments and penalties. See Part I Item 3. Legal Proceedings of this Form 10-K. Defending such assessments can be costly and divert management time. Any such violations could subject us to civil or criminal penalties, including the imposition of substantial fines and interest or prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our reputation, our brand, our international expansion efforts, our business, and negatively impact our operating results. In addition, if we fail to address the challenges and risks associated with international expansion and acquisition strategy, we may encounter difficulties implementing our strategy, which could impede our growth or harm our operating results.

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

While we have experienced sequential growth in revenues and earnings and stronger demand in recent quarters, certain markets such as parts of Europe continue to experience weakened or uncertain economic conditions, including the more recent difficulties in the credit markets in the euro zone, and some of our customers, suppliers and partners may continue to be negatively impacted by the global slowdown. We cannot predict whether such improvements or growth will continue, or whether they will be negatively impacted by the recent renewed global market turmoil, or any other future decline or volatility in global conditions could negatively impact our business, operating results and financial condition. There is no assurance that actions taken by governments and central banks to stimulate the economy will have continuing positive impacts. Further, conditions such as political unrest or terrorist actions in other parts of the world and reports of continued high unemployment rates in the U.S. and elsewhere may negatively impact global economic conditions, including corporate spending and liquidity of capital markets. Continued volatility in market conditions make it difficult to forecast earnings and if we fail to meet our financial guidance or the expectations of investment analysts or investors in any period, the market price of our common stock could decline.

We depend on a limited number of customers, including distributors and resellers, for a large percentage of our System Solutions sales. If we do not effectively manage our relationships with them, our net revenues and operating results will suffer.

A significant percentage of our net revenues are attributable to a limited number of customers, including distributors and independent sales organizations (“ISOs”). For example, for the three months ended October 31, 2011, one customer, Cielo S.A. and its affiliates accounted for approximately 17.5% of net revenues of our International segment, or approximately 12.7% of our net revenues, and our ten largest customers accounted for approximately 31.1% of our net revenues. For the twelve months ended October 31, 2011, one customer, Cielo S.A. and its affiliates accounted for approximately 12.4% of net revenues of our International segment, and one customer, First Data and its affiliates accounted for approximately 13.0% of net revenues of our North America segment. Our ten largest customers accounted for approximately 27.4% of our net revenues for the fiscal year ended October 31, 2011. If any of our large customers significantly reduces or delays purchases from us or if we are required to sell products to them at reduced prices or on other terms less favorable to us, our revenues and income could be materially adversely affected.

We sell a significant portion of our solutions through third-party resellers such as independent distributors, ISOs, value-added resellers, and payment processors. We depend on their active marketing and sales efforts. These resellers also provide after-sales support and related services to end user customers. When we introduce new applications and solutions, these resellers also provide critical support for developing and supporting the custom software applications to run on our various electronic payment systems and, internationally, in obtaining requisite certifications in the markets in which they are active. Accordingly, the pace at which we are able to introduce new solutions in markets in which these resellers are active depends on the resources they dedicate to these tasks. Moreover, our arrangements with these resellers typically do not prevent them from selling products of other companies, including our competitors, and such resellers may elect to market our competitors' products and services in preference to our system solutions. If one or more of our major resellers terminates or otherwise adversely changes its relationship with us, we may be unsuccessful in replacing such relationship. The loss of one of our major resellers could impair our ability to sell our solutions and result in lower revenues and income. It could also be time-consuming and expensive to replicate, either directly or through other resellers, the certifications and the custom applications owned by these resellers.

In addition, orders from our distributors and resellers depend on their sales volumes and inventory management decisions. For example, in response to the global economic downturn at the end of 2008 a number of distributors and resellers experienced weakened demand and slower sales, which in turn had resulted in declines in order volume and deferrals of orders for our products. Declines or deferral of orders could materially adversely affect our revenues, operating results and cash flows.

Our solutions may have defects or experience field failures that could delay sales, harm our brand, increase costs and result in product recalls and additional warranty expense.

We offer complex solutions that are susceptible to undetected hardware and software errors or failures. Solutions may experience failures when first introduced, as new versions are released, or at any time during their lifecycle. We cannot assure you that, despite our testing procedures and controls over manufacturing quality, errors will not be found in our products. Field failure may result from usage with third-party issued payment cards, for example, if such usage generates excess electrostatic discharge. Defects may also arise from third-party components that we incorporate into our products, such as hardware modules, chipsets or battery cells. Any product recalls as a result of errors or failures could result in the loss of or delays in market acceptance of our solutions, diversion of the attention of our R&D personnel from product development efforts, harm to our relationships with our customers, adversely affect our business and reputation and increase our product costs which could negatively impact our margins, profitability and results of operations. Any significant returns or warranty claims for any of our products, including products that we have added to our product offerings from acquisitions, could result in significant additional costs to us, such as costs to implement modifications to correct defects, recall and replace products and defending against litigation related to defective products or related property damage or personal injury, and could adversely affect our results of operations. Our customers may also run third-party software applications on our electronic payment systems. Errors in third-party applications could adversely affect the performance of our solutions.

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

Protection against fraud is of key importance to the purchasers and end users of our solutions. The protection of sensitive data, such as customer, company, employee and consumer data is critical to our business. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. We incorporate security features, such as encryption software and secure hardware, into our solutions and services offerings to protect against fraud in electronic payment transactions and to ensure the privacy and integrity of consumer data. Our solutions may be vulnerable to breaches in security due to defects in the security mechanisms, the operating system and applications, or the hardware platform. Security vulnerabilities could jeopardize the security of information transmitted or stored using our solutions. We also provide our customers with repair, encryption key loading and helpdesk services, and we intend to increase our services offerings including through managed services programs. We have in the past and may in the future also experience security breaches or fraudulent activities related to unauthorized access to sensitive customer information. If the security of our solutions is compromised, our reputation and marketplace acceptance of our solutions will be adversely affected, which would cause our business to suffer, and we may become subject to damages claims. A significant breach of customer or company data could attract a substantial amount of media attention, damage our customer relationships and reputation and result in lost sales, fines, or lawsuits.

We are party to a number of lawsuits and we may be named in additional litigation, all of which are likely to require significant management time and attention and expenses and may result in unfavorable outcomes that could have a material adverse effect on our business, financial condition, and results of operations.

We are currently a party in several litigation proceedings. For example, in connection with the restatement of our historical interim financial statements during fiscal year 2007, a number of securities class action complaints were filed against us and certain of our officers, and purported derivative actions have also been filed against certain of our current and former directors and officers. For a description of our material pending litigation, see Part I Item 3. Legal Proceedings of this Form 10-K. Further, in connection with our acquisition of Hypercom, we have, except for certain limitations of obligation related to the businesses divested by Hypercom, generally assumed all of Hypercom's litigation proceedings and tax assessments.

The amount of time and resources required to resolve these lawsuits is unpredictable, and defending ourselves is likely to divert management's attention from the day-to-day operations of our business, which could adversely affect our business, financial condition, and results of operations. In addition, an unfavorable outcome in such litigation or a decision by us to settle such lawsuits to avoid the distraction and expense of continued litigation even if we deem the claims to be without merit could have a material adverse effect on our business, financial condition, and results of operations.

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

We are subject to the risk of additional litigation and regulatory proceedings or actions in connection with the restatement of our financial statements. We have responded to inquiries and provided information and documents related to the restatement to the SEC, the U.S. Department of Justice, the New York Stock Exchange, and the Chicago Board Options Exchange. We were the subject of a Wells Notice from the SEC stating that the staff of the SEC's Division of Enforcement (the “Staff”) intends to recommend that the SEC bring a civil injunctive action against us, alleging violations of the federal securities laws arising from the restatement, which we settled in November 2009. See Part I Item 3. Legal Proceedings of this Form 10-K. Although we have settled this matter with the SEC, additional regulatory inquiries may also be commenced by other U.S. federal, state or foreign regulatory agencies. In addition, we may in the future be subject to additional litigation or other proceedings or actions arising in relation to the restatement of our historical interim financial statements. Litigation and any regulatory proceeding or action may be time consuming, expensive and distracting from the conduct of our business. The adverse resolution of any specific lawsuit or any potential regulatory proceeding or action could have a material adverse effect on our business, financial condition, and results of operations.

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

As described in Part I Item 3. Legal Proceedings of this Form 10-K and in Note 13. Commitments and Contingencies in the Notes to the Consolidated Financial Statements in this Form 10-K, there are a number of pending litigation and tax assessment matters each of which may be time-consuming to resolve, expensive to defend, and disruptive to normal business operations. The outcome of litigation and tax assessments is inherently difficult to predict. An unfavorable resolution of any lawsuit or tax assessment could have a material adverse effect on our business, results of operations and financial condition.

Our North American and international operations are not equally profitable, which may promote volatility in our earnings and may adversely impact future growth in our earnings.

Our international sales of System Solutions and Services have tended to carry lower average selling prices and therefore have lower gross margins than our sales in North America. We also face increased downward pressure on prices in international markets such as China where local competition has intensified and in India where we continue to expand our business. As a result, any improvement in our results of operations from our expansion internationally will likely not be as favorable or profitable as an expansion of similar magnitude in the United States and Canada. In addition, we are unable to predict for any future period our proportion of revenues that will result from international sales versus sales in North America. Variations in this proportion from period to period may lead to volatility in our results of operations which, in turn, may depress the trading price of our common stock.

We have experienced some fiscal quarters in which a significant percentage of the business for the quarter is executed towards the end of the fiscal quarter. This could negatively impact our business and results of operations.

Revenues recognized in our fiscal quarters can be back-end weighted meaning that during a particular fiscal quarter the timing of orders could be such that a substantial portion of sales orders are received, product is shipped, and revenue is recognized towards the end of the fiscal quarter, for various reasons. The occurrence of such back-end loading could adversely affect our business and results of operations due to a number of factors including the following:

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

A significant portion of our sales are on an open credit basis, with typical payment terms of up to 60 days in the United States and, because of local customs or conditions, longer in some international markets. In the past, there have been bankruptcies among our customer base. Although credit losses have not been material to date, future losses, if incurred, could harm our business and have a materially adverse effect on our operating results and financial condition. Also, certain customers that are invoiced in U.S. dollars, such as those based in Venezuela, have experienced and may continue to experience difficulties in obtaining U.S. dollars due to local currency controls, and therefore may not be able to remit timely payment to us. Additionally, to the degree that the recent turmoil in the credit markets continues to make it more difficult for some customers to obtain financing or access U.S. dollar currency, our customers' ability to pay could be adversely impacted, which in turn could have a material adverse impact on our business, cash flows, operating results and financial condition.

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

We utilize a limited number of third parties to manufacture our hardware products pursuant to our specifications and rely upon these contract manufacturers to produce and deliver products to our customers on a timely basis and at an acceptable cost or to otherwise meet our product demands. Further, a material portion of these third party manufacturing activities are concentrated in China. Disruptions to the business, financial stability or operations of these contract manufacturers, or to their ability to produce the products we require in accordance with our and our customers' requirements, and particularly disruptions to the manufacturing operations in China including due to geological disruptions such as earthquakes, could significantly affect our ability to fulfill customer demand on a timely basis which could materially harm our revenues and results of operations. We also rely on our contract manufacturer's facility in Israel for certain of our product lines and therefore are subject to the political disruptions or economic instability in that region. Substantially all of our manufacturing is currently handled by our third party contract manufacturers and our dependency on our third party contract manufacturers could exacerbate these risks.

Components such as application specific integrated circuits, or ASICs, microprocessors, wireless modules, modems and printer mechanisms that are necessary to manufacture and assemble our systems are sourced either directly by us or on our behalf by our contract manufacturers from a variety of component suppliers selected by us. Certain of the components are specifically customized for use in our products and are obtained from sole source suppliers on a purchase order basis. In recent periods, we have experienced a tightening in availability of certain semiconductor commodities that are necessary for the manufacture of our products. In addition, in March 2011 we experienced some component shortages due to the severe earthquake and tsunami in Japan which together with resulting damage to certain nuclear power plants, had resulted in widespread destruction and economic uncertainty in that region. Although we have to date been able to manage component supply adequate to meet our product demands, we are continuing to monitor the impact of the crisis in Japan on our supply chain and there can be no assurance that our results of operations will not be materially affected by the events in Japan. Any prolonged component shortage as a result of these events could materially adversely affect our business and results of operations. Component shortages have resulted in increased costs for certain components and continued cost increases, particularly for critical components, could negatively impact our gross margins and profitability. If our suppliers are unable or unwilling to deliver the quantities that we require within the timeframe that we require, including as a result of the crisis in Japan, we would be faced with a shortage of critical components. We also experience from time to time an increase in the lead time for delivery of some of our key components. We may not be able to find alternative sources in a timely manner if suppliers of our key components become unwilling or unable to provide us with adequate supplies of these key components when we need them or if they increase their prices. If we are unable to obtain sufficient key required components, or to develop alternative sources if and as required in the future, or to replace our component and factory tooling for our products in a timely manner if they are damaged or destroyed, we could experience delays or reductions in product shipments. This could harm our relationships with our customers and cause our revenues to decline. Even if we are able to secure alternative sources or replace our tooling in a timely manner, our costs could increase. Any of these events could adversely affect our results of operations.

The value of our deferred tax assets may not be realizable to the extent our future profits are less than we have projected and we may be required to record valuation allowances against previously-booked deferred tax assets, which may have a material adverse effect on our results of operations and our financial condition.

As of October 31, 2011, on a worldwide basis we had net deferred tax assets of $147 million.  Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, capital loss carry-forwards and net operating losses.  We evaluate the realizability of our deferred income tax assets and assess the need for a valuation allowance on an ongoing basis.  In evaluating our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized.  The ultimate realization of our deferred income tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible and before our capital loss carry-forwards and net operating losses expire.  Our assessment of the realizability of our deferred income tax assets requires significant judgment.  Failure to achieve our projections may result in an increase in the valuation allowance in a future period.  Any future increase in the valuation allowance would result in additional income tax expense which could have a material adverse effect on our results of operations and financial condition.

The government tax benefits that our subsidiaries have previously received or currently receive require them to meet several conditions and may be terminated or reduced in the future, which could require us to pay increased taxes or refund tax benefits received in the past.

Israel

Our subsidiary in Israel (formerly Lipman) previously received tax benefits under Israeli law for capital investments that are designated as “Approved Enterprises.” We received such tax benefits of approximately $0.4 million during the twelve months ended October 31, 2009. Due to our restructuring and contract manufacturing arrangements entered into during the twelve months ended October 31, 2010 we no longer meet the requirements necessary to maintain the tax benefit status in Israel. As of November 1, 2009, we have been taxed at the full statutory rate in Israel and no future tax benefit has been recorded. This Israel subsidiary has undistributed earnings of approximately $184 million, the vast majority of which are attributable to Lipman's historic Approved Enterprise programs. As such, these earnings were not subject to Israeli statutory corporate tax at the time they were generated. Distribution or use of these funds outside Israel would subject us to payment of corporate and withholding taxes. For example, to the extent that these earnings are distributed to the United States in the future, our Israeli subsidiary would be required to pay corporate tax at the rate ordinarily applicable to such earnings, currently between 12.5% and 36.25%, which includes the withholding tax between the United States and Israel. We have accrued approximately $50 million for taxes associated with potential future distributions of our Israeli subsidiary's approximately $184 million in earnings.

Singapore

Our principal subsidiary in Singapore has received tax benefits under the Singapore Pioneer Tax Holiday provision. We received tax benefits of approximately $13.6 million during the twelve months ended October 31, 2011 and $8.3 million during the twelve months ended October 31, 2010. To maintain our eligibility for these benefits, we must meet certain agreed conditions, including maintaining agreed levels of Singapore employees and incurring and documenting total local business spend levels as agreed with the Singapore Economic Development Board. During 2010 we renegotiated the terms and conditions of the Tax Holiday, including an extension of our Tax Holiday through our fiscal year 2012. Although we expect to be able to meet the terms and conditions to maintain our Tax Holiday, if we are not able to achieve or maintain the required conditions, we may lose our eligibility for such benefits or may not be able to renew such Tax Holiday beyond the current expiration date which could result in our income in Singapore being taxed at the statutory rate of 17% instead of the agreed Pioneer Tax Holiday rate of 0%. A loss of all or part of these tax benefits would adversely affect our results of operations and cash flows.

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

We expect our revenues and operating results to vary from quarter to quarter. As a consequence, our operating results in any single quarter may not meet the expectations of securities analysts and investors, which could cause the price of our common stock to decline. Factors that may affect our operating results include:

•	the type, timing, and size of orders and shipments;

•	demand for and acceptance of our new product and services offerings;

•	customers' willingness to maintain inventories and/or increased overall channel inventories held by customers in a particular quarter;

•	delays in the implementation and delivery of our products and services, which may impact the timing of our recognition of revenues;

•	variations in product mix and cost during any period;

•	development of new relationships, penetration of new markets and maintenance and enhancement of existing relationships with customers and strategic partners;

•	component supply, manufacturing, or distribution difficulties;

•	deferral of customer contracts in anticipation of product or service enhancements;

•	timing of commencement, implementation, or completion of major implementation projects;

•	timing of governmental, statutory and industry association requirements, such as PCI compliance deadlines;

•	the relative geographic mix of net revenues;

•	fluctuations in currency exchange rates;

•	the fixed nature of many of our expenses; and

•	industry and economic conditions, including competitive pressures and inventory obsolescence.

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

If we improperly forecast demand for our products we could end up with too many products and be unable to sell the excess inventory in a timely manner, if at all, or, alternatively we could end up with too few products and not be able to satisfy demand. This problem is exacerbated because our attempt to closely match inventory levels with product demand leaves limited margin for error, and we generally receive a significant volume of customer orders towards the end of each fiscal quarter which leaves us little room to adjust inventory mix to match demand. The recent shortages of certain components due to the recent earthquake and tsunami in Japan have exacerbated our ability to match inventory to customer demand. Also, during the transition from an existing product to a new replacement product, we must accurately predict the demand for the existing and the new product. Our inability to properly manage our inventory levels could cause us to incur increased expenses associated with writing off excessive or obsolete inventory or lose sales or have to ship products by air freight to meet immediate demand incurring incremental freight costs above sea freight costs, a preferred method, and suffering a corresponding decline in gross margins. If we do not accurately predict demand, we could also incur increased expenses associated with binding commitments to certain third-party contract manufacturers and suppliers which would negatively impact our gross margins and operating results. See Note 13. Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-K. During times of economic uncertainty, such as that of the recent global economic recession, it becomes more difficult to accurately forecast demand and manage our inventory levels. Deteriorating market conditions have in the past and can in future periods cause us to incur additional costs associated with excess and obsolete inventory, scrap and excess inventory held by our contract manufacturers.

We may be subject to additional impairment charges due to potential declines in the fair value of our assets.

As a result of our acquisitions, particularly that of Lipman in November 2006 and Hypercom in August 2011, we have recorded significant goodwill and intangible assets on our balance sheet. We test goodwill and intangible assets for impairment on a periodic basis as required, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The events or changes that could require us to test our goodwill and intangible assets for impairment include a reduction in our stock price and market capitalization and changes in our estimated future cash flows, as well as changes in rates of growth in our industry or in any of our reporting units. In the fourth fiscal quarter of 2008, we recorded an impairment charge of $289.1 million for goodwill and developed technology intangible assets due to lower revenue expectations in light of current operating performance and future operating expectations. During the first fiscal quarter of 2009, we concluded that the carrying amount of the North America and Asia reporting units exceeded their implied fair values and recorded an estimated impairment charge of $178.2 million. We finalized the goodwill evaluation process and recorded a $2.7 million reduction of impairment charge during the second quarter of fiscal year 2009. The final goodwill impairment charge was $175.5 million as of April 30, 2009. We have not recorded any further impairment charges since the fiscal quarter ended April 30, 2009.

We will continue to evaluate the carrying value of our goodwill and intangible assets and if we determine in the future that there is a potential further impairment in any of our reporting units, we may be required to record additional charges to earnings which could materially adversely affect our financial results and could also materially adversely affect our business. The process of evaluating the potential impairment of goodwill and intangible assets is subjective and requires significant judgment at many points during the analysis and includes estimates of our future cash flows attributable to a reporting unit or asset over its estimated remaining useful life. Any changes in our estimates, such as our estimates of the future cash flows attributable to a reporting unit or asset, or a longer or more significant decline in our market capitalization or the macroeconomic environment, could require us to record additional impairment charges which could materially adversely affect our financial results. See Note 3. Goodwill and Purchased Intangible Assets in the Notes to the Consolidated Financial Statements of this Form 10-K for additional information related to impairment of goodwill and intangible assets.

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

We have received, and have currently pending, third-party infringement claims and may receive additional notices of claims of infringement in the future. Infringement claims may cause us to incur significant costs in defending those claims or to settle claims to avoid costly or protracted litigation even if we deem those claims to be without merit. For example, in March 2008, Cardsoft, Inc. and Cardsoft (Assignment for the Benefit of Creditors), LLC commenced an infringement action against us and others, for which a trial is currently set for March 2012. Infringement claims are expensive and time consuming to defend, regardless of the merits or ultimate outcome. Similar claims may result in additional protracted and costly litigation. There can be no assurance that we will prevail in any such actions or that any license required under any such patent or other intellectual property would be made available on commercially acceptable terms, if at all. See Note 13. Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements in this Form 10-K.

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

Our worldwide operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, health epidemics and other natural or man-made disasters or business interruptions. For example, the recent earthquake and tsunami in Japan had a material negative impact in our components supply which resulted in some order fulfillment delays in the current quarter. The occurrence of any of these business disruptions could seriously harm our revenue and financial condition and increase our costs and expenses. If our manufacturers' or warehousing facilities are damaged or destroyed, we would be unable to distribute our products on a timely basis, which could harm our business. Our corporate headquarters, and a portion of our research and development activities, are located in California, and other critical business operations and some of our suppliers are located in California and Asia, near major earthquake faults. Certain key servers and information systems are located in Florida, which has in the past experienced major hurricanes and similar extreme weather. Although our office facilities have not been impacted by the flooding, power outages or other effects of such storm systems, any disruption of our Florida operations could materially affect our operations and harm our business. Moreover, if our computer information systems or communication systems, or those of our vendors or customers, are subject to hacker attacks or other disruptions, our business could suffer. We have not established a comprehensive disaster recovery plan. Our back-up operations may be inadequate and our business interruption insurance may not be enough to compensate us for any losses that may occur. A significant business interruption could result in losses or damages and harm our business since much of our order fulfillment process is automated and the order information is stored on our servers. If our computer systems and servers go down even for a short period at the end of a fiscal quarter, our ability to recognize revenue would be delayed until we were again able to process and ship our orders, which could harm our revenues for that quarter and cause our stock price to decline significantly.

While we believe we comply with environmental laws and regulations, we are still exposed to potential risks associated with environmental laws and regulations.

We are subject to other legal and regulatory requirements, including a European Union directive that places restrictions on the use of hazardous substances (RoHS) in electronic equipment, a European Union (EU) directive on Waste Electrical and Electronic Equipment (WEEE), the EU's Registration, Evaluation, Authorization and Restriction of Chemicals (REACH), and the environmental regulations promulgated by China's Ministry of Information Industry (China RoHS). RoHS sets a framework for producers' obligations in relation to manufacturing (including the amounts of named hazardous substances contained in products sold) and WEEE sets a framework for treatment, labeling, recovery, and recycling of electronic products in the European Union which may require us to alter the manufacturing of the physical devices that include our solutions and/or require active steps to promote recycling of materials and components. REACH imposes chemicals regulation and controls including requirements for registration of chemicals on the EU market. In addition, similar legislation could be enacted in other jurisdictions, including in the United States. Many states in the United States have enacted state-level programs and requirements for recycling of certain electronic goods. In addition, climate change legislation in the United States is a significant topic of discussion and may generate federal or other regulatory responses in the near future. If we do not comply with environmental law and regulations, we may suffer a loss of revenue, be unable to sell in certain markets or countries, be subject to penalties and enforced fees, and/or suffer a competitive disadvantage. Customers may impose certain requirements or levels of compliance due to these regulations and programs that may increase our costs of doing business with such customers. Furthermore, the costs to comply with RoHS, WEEE, REACH and China RoHS, or with current and future environmental and worker health and safety laws may have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Our Industry

If we do not continually enhance our existing solutions and develop and market new solutions and enhancements responsive to technological advancements in our industry, our net revenues and income will be adversely affected.

The market for electronic payment systems is characterized by:

•	rapid technological advancements;

•	frequent product introductions and enhancements;

•	evolving industry and government performance and security standards; and

•	changes in customer and end-user preferences or requirements.

Because of these factors, we must continually enhance our existing solutions and develop and market new solutions, and we must anticipate and respond to these industry and customer changes in order to remain competitive. If we are unable to timely and adequately respond to new competitors and technological advancements our net revenues and results of operations could be adversely affected. These efforts require significant investment in research and development as well as increased costs of manufacturing and distributing our system solutions, and we may not necessarily be able to increase or maintain prices to account for these costs.

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

Our system solutions must meet industry standards imposed by payment systems standards setting organizations such as EMVCo LLC, credit card associations such as Visa, MasterCard, and other credit card associations and standard setting organizations such as PCI SSC, Intermec and the U.K. Cards Association and other local organizations. New standards are continually being adopted or proposed as a result of worldwide anti-fraud initiatives, encryption of cardholder data, the increasing need for system compatibility and technology developments such as wireless and wireline IP communication. Our solutions also must comply with government regulations, including those imposed by telecommunications authorities and independent standards groups worldwide regarding emissions, radiation, and connections with telecommunications and radio networks, as well as data privacy laws which regulate the collection, compilation, aggregation, sharing or use of consumer information. We cannot be sure that we will be able to design our solutions to comply with future standards or regulations on a timely basis, if at all. Compliance with these standards could increase the cost of developing or producing our solutions. New products designed to meet any new standards need to be introduced to the market and ordinarily need to be certified by the credit card associations and our customers before being purchased. The certification process is costly and time consuming and increases the amount of time it takes to sell our products. Moreover, certain uses of our products may subject us to additional regulations and licensing requirements. For example, use of our products in taxis requires additional licensing and may subject us to certain taxi business regulations. Our business, revenues and financial condition could be adversely affected if we cannot comply with new or existing industry standards, or obtain or retain necessary regulatory approval or certifications in a timely fashion, or if compliance results in increasing the cost of our products. Selling products that are non-compliant may result in fines against us or our customers, which we may be liable to pay. In addition, even if our products are designed to be compliant, compliance with certain security standards is determined based on the merchant's or service provider's network environment in which our systems are installed and, therefore, is dependent upon a number of additional factors such as proper installation of the components of the environment including our systems, compliance of software and system components provided by other vendors, implementation of compliant security processes and business practices and adherence to such processes and practices. Our business and financial condition could be adversely affected if we do not comply with new or existing industry standards and regulations, or obtain or retain necessary regulatory approval or certifications in a timely fashion, or if compliance results in increasing the cost of our products.

Risks Related to Our Capital Structure

Our current secured credit facility contains restrictive and financial covenants and we expect that our replacement credit facility will contain restrictive and financial covenants. If we are unable to comply with these covenants, we will be in default. A default could result in the acceleration of our outstanding indebtedness, which would have an adverse effect on our business and stock price.

On October 31, 2006, our principal subsidiary, VeriFone, Inc., entered into a secured credit agreement consisting of a Term B loan facility of $500.0 million (the "Term B Loan") and a revolving credit facility permitting borrowings of up to $40.0 million (the “Credit Facility”). The proceeds from the Term B Loan were used to repay all outstanding amounts relating to an existing senior secured credit agreement, pay certain transaction costs, and partially fund the cash consideration in connection with the acquisition of Lipman on November 1, 2006. Through October 31, 2011, we had repaid an aggregate of $283.7 million, leaving a Term B Loan balance of $216.3 million at October 31, 2011. The Term B Loan matures October 31, 2013.

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

If we are unable to comply with the covenants in our Credit Facility, we will be in default, which could result in the acceleration of our outstanding indebtedness. In addition, if our leverage exceeds a certain level set out in our Credit Facility, a portion of our excess cash flow must be used to pay down our outstanding debt. If acceleration occurs, we may not be able to repay our debt and we may not be able to borrow sufficient additional funds to refinance our debt.

In connection with our planned acquisition of Point, which we expect will close at the end of December 2011, we intend to enter into a new secured credit agreement consisting of a combination of a Term A loan facility, a revolving credit facility and a Term B loan facility and totaling approximately $1.6 billion, with $1.45 billion drawn at closing, the proceeds of which will be used to finance the Point acquisition and to retire the existing Credit Facility and our outstanding 1.375% Senior Convertible Notes due 2012 (the "Notes"). The funding under this replacement credit facility is conditioned on our closing of the Point acquisition and the replacement credit facility is expected to contain customary restrictive and financial covenants. If we were to default in performance under the Credit Facility or our replacement credit facility, we may pursue an amendment or waiver from our lenders, but there can be no assurance that the lenders would grant such an amendment or waiver and, in light of current credit market conditions, any such amendment or waiver requested is likely to be on terms, including additional fees, as well as increased interest rates and other more stringent terms and conditions that would be materially disadvantageous to us. For example, as a result of the delay in our financial reports for the 2007 fiscal year and the first two fiscal quarters of 2008, we were required to obtain amendments to our Credit Facility that resulted in an increase in the interest rate payable on our term loan and revolving commitments, as well as increases in the commitment fee for unused revolving commitments and letter of credit fees. We also paid the consenting lenders amendment fees in connection with the amendments.

The conditions of the U.S. and international capital markets may adversely affect our ability to draw on our revolving credit facility as well as have an adverse effect on other financial transactions.

Lehman Commercial Paper, Inc. (“Lehman CP”) was a lender under our existing revolving credit facility with a commitment of $15 million out of the $40 million facility. As a result of Lehman CP's filing of a voluntary Chapter 11 bankruptcy petition in October 2008, we reduced the revolving credit facility by its commitment.

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

Our indebtedness and debt service obligations under our existing Credit Facility and our planned replacement credit facility may adversely affect our cash flow, cash position, and stock price.

Principal payments on our existing Term B Loan facility are due in equal quarterly installments of $1.25 million over the term of the loan with the remaining balance due October 31, 2013. Principal payments on our replacement credit facility will likely be significantly more due to the size of the replacement facility and the increased amortization associated with a Term A loan facility and are expected to be in excess of $50.0 million per year. We intend to fulfill our debt service obligations from existing cash, investments and operations. A substantial portion of our cash balances and cash generated from operations are held by our foreign subsidiaries. If we decide to distribute or use such cash and cash equivalents outside those foreign jurisdictions, including a distribution to the United States we may be subject to additional taxes or costs. In the future, if we are unable to generate or raise additional cash sufficient to meet our debt service obligations and need to use more of our existing cash than planned or to liquidate investments in order to fund these obligations, we may have to delay or curtail the development and/or the sales and marketing of new payment systems as well as dividends, capital expenditures, investments and acquisitions. Interest rates applicable to our debt are expected to fluctuate based on economic and market factors that are beyond our control. In particular, all of the outstanding debt under our replacement facility will have a floating interest rate. Any significant increase in market interest rates, and in particular the short-term LIBOR rates, would result in a significant increase in interest expense on our debt, which could negatively impact our net income and cash flows.

Our indebtedness could have significant additional negative consequences, including, without limitation:

•
requiring the dedication of a significant portion of our expected cash flow to service the indebtedness, thereby reducing the amount of expected cash flow available for other purposes, including dividends, capital expenditures, investments and acquisitions;

•	increasing our vulnerability to general adverse economic conditions;

•	limiting our ability to obtain additional financing on acceptable terms; and

•	placing us at a possible competitive disadvantage to less leveraged competitors and competitors that have better access to capital resources.

Additionally, our plan to raise additional cash for our planned acquisition of Point and to refinance our existing indebtedness prior to its maturity is conditioned on our closing the Point acquisition and dependent on a number of factors, including but not limited to our business outlook, projected financial performance, general availability of corporate credit, and market demand for our securities offerings. We believe that we will be able to access the capital markets on terms and in amounts adequate to meet our objectives. However, given the possibility of changes in market conditions or other occurrences, we cannot assure that such funding will be available on terms favorable to us or at all.

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

Our stock price has fluctuated substantially since our initial public offering in 2005, for example, due to the announcement of our restatement in December 2007 and during the recent turmoil in the worldwide financial markets. In addition to fluctuations related to VeriFone-specific factors, broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuations in our stock price may include, among other things:

•	actual or anticipated variations in quarterly operating results;

•	changes in financial estimates by us or by any securities analysts who might cover our stock, or our failure to meet the estimates made by securities analysts;

•	uncertainty about current global economic conditions;

•	changes in the market valuations of other companies operating in our industry;

•	announcements by us or our competitors related to significant acquisitions, strategic partnerships or divestitures;

•	additions or departures of key personnel;

•	sales or purchases of our common stock, including sales or purchases of our common stock by our directors and officers or by our principal stockholders; and

•	any issuance of our common stock in connection with any conversion of our Notes. See Part II Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Equity Price Risk in this Form 10-K.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our headquarters are located in San Jose, California. We lease warehouse and distribution facilities located in the United States, Australia, Brazil, Turkey, Hong Kong, Argentina, Spain and Thailand. These facilities total approximately 228,000 square feet.
We also maintain sales and administrative offices and research facilities in the U.S. at 30 locations in 14 states or jurisdictions and outside the U.S. at approximately 74 locations in 29 countries. We own the office buildings at two of our locations and the rest of these locations are leased. We are using substantially all of our currently available productive space to develop, store, market, sell and distribute our products. We believe our facilities are in good operating condition, suitable for their respective uses and adequate for our current needs.

Location	Approximate Square Footage
Corporate Headquarters:
United States	25,000
Warehouse and Distribution Facilities:
United States	156,000
International	72,000
228,000
Sales and administrative offices or Research facilities:
United States	308,000
International	588,000
896,000

ITEM 3.	LEGAL PROCEEDINGS
Brazilian State Tax Assessments
State Value Added Tax
One of our Brazilian subsidiaries has been notified of a tax assessment regarding Brazilian state value added tax (“VAT”), for the periods from 2000 to 2002 that relates to products supplied to us by a contract manufacturer. The assessment relates to an asserted deficiency of 4.7 million Brazilian reais (approximately $2.8 million). The tax assessment was based on a clerical error in which our Brazilian subsidiary omitted the required tax exemption number on our invoices. On August 27, 2003, the tax authorities rendered a first level decision that maintained the tax assessment. We have appealed the first level decision. On March 30, 2009, the proceeding was remitted to the State Court of Appeals. We presented further oral arguments in our defense before the State Court of Appeals on April 28, 2010. In December 2010, the State Court of Appeals ruled in our favor on the matter, determining that the tax assessment should be cancelled.  On March 1, 2011, the tax authority filed a special appeal against the decision of the State Court of Appeals, and we filed our opposition on June 22, 2011. On September 15, 2011, the State Court of Appeals ruled in our favor and, accordingly, this administrative proceeding is now closed. It is currently uncertain what impact this state tax proceeding and the resulting decision may have with respect to our use of a corresponding exemption to reduce the Brazilian federal VAT.
The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 received an unfavorable administrative decision on a tax enforcement action against it filed by the São Paulo State Revenue Department for collection of state sales taxes related to purported sales of software for the 1998 and 1999 tax years. In 2004 an appeal against this unfavorable administrative decision was filed in a judicial proceeding. The first level decision in the judicial proceeding was issued in our favor. The São Paulo State Revenue Department has filed an appeal of this decision and the proceeding is now pending second level decision. Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible that we may receive an unfavorable decision in this proceeding. The tax assessment including estimated interest through October 31, 2011 for this matter totals approximately $6.6 million Brazilian reais (approximately $3.8 million). As of October 31, 2011, we have not accrued for this matter.
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

In the Vitória tax assessment, the fines were reduced from 4.7 million Brazilian reais (approximately $2.7 million) to 1.5 million Brazilian reais (approximately $0.9 million) on a first level administrative decision on January 26, 2007. Both the tax authorities and the Company filed appeals of the first level administrative decision. In this appeal, we argued that the tax authorities did not have enough evidence to determine that the import transactions were indeed fraudulent and that, even if there were some irregularities in such importations, they could not be deemed to be our responsibility since all the transactions were performed by the third-party importer of the goods. On June 30, 2010, the Taxpayers Administrative Council of Tax Appeals decided to reinstate the original claim amount of 4.7 million Brazilian reais (approximately $2.7 million) against us. A formal ruling on the decision of the Administrative Council has not yet been issued. Once a formal ruling is issued by the Administrative Council, we will decide whether or not to appeal to the judicial level. Based on our current understanding of the underlying facts, we believe that it is probable that our Brazilian subsidiary will be required to pay some amount of fines. At October 31, 2011, we have accrued 4.7 million Brazilian reais (approximately $2.7 million) for this matter, plus interest.

On July 12, 2007, we were notified of a first administrative level decision rendered in the São Paulo tax assessment, which maintained the total fine of 20.2 million Brazilian reais (approximately $11.8 million) as imposed. On August 10, 2007, we appealed the first administrative level decision to the Taxpayers Council. A hearing was held on August 12, 2008 before the Taxpayers Council, and on October 14, 2008, the Taxpayers Council granted our appeal and dismissed the São Paulo assessment based upon the assessment being erroneously calculated on the value of the sale of the products in question to end customers in the local market rather than on the declared importation value of such products. We were subsequently notified of the Taxpayers Council's decision and the case was dismissed on May 19, 2009. In August 2009, the Brazilian tax authorities requested additional materials from us. In October 2009, we received a revised assessment in this matter of 1.9 million

Brazilian reais (approximately $1.1 million). On May 20, 2010, we were notified of a first level decision canceling the revised tax assessment. This decision is currently pending second level review. At October 31, 2011, we have accrued 1.6 million Brazilian reais (approximately $0.9 million) for this matter.

On January 18, 2008, we were notified of a first administrative level decision rendered in the Itajai assessment, which maintained the total fine of 2.0 million Brazilian reais (approximately $1.2 million) as imposed, excluding interest. On May 27, 2008, we appealed the first level administrative level decision to the Taxpayers Council. This matter is currently pending second level decision. Based on our current understanding of the underlying facts, we believe that it is probable that our Brazilian subsidiary will be required to pay some amount of fines. Accordingly, at October 31, 2011, we have accrued 2.0 million Brazilian reais (approximately $1.2 million) for this matter, plus interest.
Municipality Tax on Services Assessment
In December 2009, one of the Brazilian subsidiaries that was acquired as part of the Lipman acquisition was notified of a tax assessment regarding alleged nonpayment of tax on services rendered for the period from September 2004 to December 2004. This assessment was issued by the municipality of São Paulo (the “municipality”), and asserts a services tax deficiency and related penalties totaling 0.9 million Brazilian reais (approximately $0.5 million) excluding interest.  The municipality claims that the Brazilian subsidiary rendered certain services within the municipality of São Paulo but simulated that those services were rendered in another city. At the end of December 2010 the municipality issued further tax assessments alleging the same claims for 2005 through June 2007. These additional subsequent claims assert services tax deficiencies and related penalties totaling 5.9 million Brazilian reais (approximately $3.4 million) excluding interest. In January 2010, we presented our administrative defense to the initial claim issued by the municipality and in January 2011, we presented our administrative defense to the subsequently issued claims. On August 12, 2011, we were notified of a first administrative level decision maintaining all of the services tax assessments asserted by the municipality. On August 20, 2011, we filed our appeal of the decision and the proceeding is now pending the second administrative level decision. At October 31, 2011, we have accrued for these alleged tax deficiencies plus estimated interest.
The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 received an unfavorable administrative decision on a tax enforcement action against it filed by the municipality of Curitiba for collection of alleged services tax deficiency. An appeal against this unfavorable administrative decision was filed in a judicial proceeding and currently the case is pending the municipality of Curitiba's compliance with the writ of summons. The underlying assessment including estimated interest as of October 31, 2011 is approximately $4.9 million Brazilian reais (approximately $2.9 million). Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible that we may receive an unfavorable decision in this proceeding. As of October 31, 2011, we have not accrued for this matter.
Patent Infringement and Commercial Litigation
Heartland Payment Systems, Inc.
From September 2009 to March 2011 we were a party to certain litigation proceedings with Heartland Payment Systems, Inc. (“Heartland”), a card payment processor, concerning claims including patent infringement, unfair competition, breach of contract and false advertising.

On March 28, 2011, without admitting any infringement, wrongdoing, or violation of law and to avoid the distraction and expense of continued litigation, we entered into a settlement agreement concerning these lawsuits with Heartland. Under the settlement agreement VeriFone and Heartland agreed to dismiss with prejudice all claims against each other in these lawsuits in exchange for mutual releases by both parties with each party bearing its own costs related to the actions. The court entered its order dismissing the actions with prejudice on March 30, 2011.
Cardsoft, Inc. et al v. VeriFone Holdings, Inc., VeriFone, Inc., Hypercom Corporation, et al.
On March 6, 2008, Cardsoft, Inc. and Cardsoft (Assignment for the Benefit of Creditors), LLC (“Cardsoft”) commenced an action in the United States District Court for the Eastern District of Texas, Marshall Division, against us and Hypercom Corporation among others, alleging infringement of U.S. Patents No. 6,934,945 and No. 7,302,683 purportedly owned by Cardsoft. Cardsoft is seeking a judgment of infringement, and an injunction against further infringement, damages, interest and attorneys' fees. The Markman hearing was held August 8, 2011 and trial for this action is currently set for March 2012. We intend to vigorously defend the claims filed against us, including the claims made against Hypercom, in this litigation. At this stage of the proceedings it is not possible to quantify the extent of our potential liability, if any, related to this action. If there is an unfavorable outcome on the claims made against Hypercom, we would be liable for any damages attributed to Hypercom sales in the U.S. prior to its divestiture of the U.S. business. An unfavorable outcome whether on the claims against the VeriFone entities or the Hypercom entity could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Class Action and Derivative Lawsuits
On or after December 4, 2007, several securities class action claims were filed against us and certain of our officers, former officers, and a former director. These lawsuits were consolidated in the U.S. District Court for the Northern District of California as In re VeriFone Holdings, Inc. Securities Litigation, C 07-6140 MHP. The original actions were: Eichenholtz v. VeriFone Holdings, Inc. et al., C 07-6140 MHP; Lien v. VeriFone Holdings, Inc. et al., C 07-6195 JSW; Vaughn et al. v. VeriFone Holdings, Inc. et al., C 07-6197 VRW (Plaintiffs voluntarily dismissed this complaint on March  7, 2008); Feldman et al. v. VeriFone Holdings, Inc. et al., C 07-6218 MMC; Cerini v. VeriFone Holdings, Inc. et al., C 07-6228 SC; Westend Capital Management LLC v. VeriFone Holdings, Inc. et al., C 07-6237 MMC; Hill v. VeriFone Holdings, Inc. et al., C 07-6238 MHP; Offutt v. VeriFone Holdings, Inc. et al., C 07-6241 JSW; Feitel v. VeriFone Holdings, Inc., et al., C 08-0118 CW. On August 22, 2008, the court appointed plaintiff National Elevator Fund lead plaintiff and its attorneys lead counsel. Plaintiff filed its consolidated amended class action complaint on October 31, 2008, which asserts claims under the Securities Exchange Act Sections 10(b), 20(a), and 20A and Securities and Exchange Commission Rule 10b-5 for securities fraud and control person liability against us and certain of our current and former officers and directors, based on allegations that we and the individual defendants made false or misleading public statements regarding our business and operations during the putative class periods and seeks unspecified monetary damages and other relief. We filed our motion to dismiss on December 31, 2008. The court granted our motion on May 26, 2009 and dismissed the consolidated amended class action complaint with leave to amend within 30 days of the ruling. The proceedings were stayed pending a mediation held in October 2009 at which time the parties failed to reach a mutually agreeable settlement. Plaintiffs' first amended complaint was filed on December 3, 2009 followed by a second amended complaint filed on January 19, 2010. We filed a motion to dismiss the second amended complaint and the hearing on our motion was held on May 17, 2010. In July 2010, prior to any court ruling on our motion, plaintiffs filed a motion for leave to file a third amended complaint on the basis that they have newly discovered evidence. Pursuant to a briefing schedule issued by the court we submitted our motion to dismiss the third amended complaint and plaintiffs filed their opposition, following which the court took the matter under submission without further hearing. On March 8, 2011, the court ruled in our favor and dismissed the consolidated securities class action without leave to amend. On April 5, 2011, lead plaintiff filed its notice of appeal of the district court's ruling to the U.S. Court of Appeals for the Ninth Circuit. On June 24 and June 27, 2011, lead plaintiff dismissed its appeal as against defendants Paul Periolat, William Atkinson, and Craig Bondy. Lead plaintiff filed its opening brief on appeal on July 28, 2011. We filed our answering brief on September 28, 2011 and lead plaintiff filed its reply brief on October 31, 2011. No oral argument has been set for this appeal, and there has been no ruling on the appeal to date. At this time, we have not recorded any liabilities related to this action as we are unable to determine the outcome or estimate the potential liability.

Beginning on December 13, 2007, several actions were also filed against certain current and former directors and officers derivatively on our behalf. These derivative lawsuits were filed in: (1) the U.S. District Court for the Northern District of California, as In re VeriFone Holdings, Inc. Shareholder Derivative Litigation, Lead Case No. C 07-6347 MHP, which consolidates King v. Bergeron, et al.  (Case No. 07-CV-6347), Hilborn v. VeriFone Holdings, Inc., et al.  (Case No. 08-CV-1132), Patel v. Bergeron, et al.  (Case No. 08-CV-1133), and Lemmond, et al. v. VeriFone Holdings, Inc., et al.  (Case No. 08-CV-1301); and (2) California Superior Court, Santa Clara County, as In re VeriFone Holdings, Inc. Derivative Litigation, Lead Case No. 1-07-CV-100980, which consolidates Catholic Medical Mission Board v. Bergeron, et al.  (Case No. 1-07-CV-100980), and Carpel v. Bergeron, et al.  (Case No. 1-07-CV-101449). On May 15, 2008, the court in the federal derivative action appointed Charles R. King as lead plaintiff and his attorneys as lead counsel. On October 31, 2008, plaintiffs in the federal action filed their consolidated amended derivative complaint, which names us as a nominal defendant and brings claims for insider selling, breach of fiduciary duty, unjust enrichment, waste of corporate assets and aiding and abetting breach of fiduciary duty against us and certain of our current and former officers and directors. On December 15, 2008, we and the other defendants filed a motion to dismiss. The parties agreed by stipulation that briefing on this motion would relate only to the issue of plaintiffs' failure to make a pre-suit demand on our Board of Directors. The court granted our motion on May 26, 2009 and dismissed the consolidated amended derivative complaint with leave to amend within 30 days of the ruling. The proceedings were stayed pending a mediation held in October 2009 at which time the parties failed to reach a mutually agreeable settlement. Plaintiffs' second amended complaint was filed on December 10, 2009. We filed our motion to dismiss the second amended complaint on January 25, 2010 and a hearing on our motion to dismiss was held on May 17, 2010. On August 25, 2010, the federal district court ruled in our favor and dismissed plaintiffs' second amended derivative complaint without leave to amend. The plaintiffs appealed the District Court's judgment to the U.S. Court of Appeal for the Ninth Circuit, filing their opening brief on April 14, 2011. We filed our answering brief on May 31, 2011 and plaintiffs filed their reply on July 1, 2011, following which the Ninth Circuit took the matter under submission without oral argument. On November 28, 2011, the Ninth Circuit issued an order in our favor, affirming the District Court's dismissal of plaintiffs' second amended complaint.

On June 9, 2009, plaintiffs in the federal derivative action made a demand to inspect certain of our books and records. In response to this demand, we provided certain of our books and records, including minutes and materials for our Board of Directors, Audit Committee and Compensation Committee meetings for the relevant period. We produced documents responsive to each category of plaintiffs' request except that we withheld production, on the basis of privilege, of the Audit Committee's report of the independent investigation into the events leading to the restatement of our fiscal year 2007 interim financial statements. On November 6, 2009, plaintiffs filed a complaint in Delaware Chancery Court seeking to compel production of the independent investigation report. We filed a motion to dismiss this complaint on December 3, 2009, and briefs on this motion were submitted during January 2010. A hearing on our motion to dismiss was held on March 10, 2010 and on May 12, 2010, the court issued an opinion dismissing with prejudice plaintiffs' complaint seeking to compel production of the independent investigation report. Plaintiffs appealed the dismissal. The parties filed their respective briefs on the appeal and a hearing on the appeal was held November 17, 2010 before the Delaware Supreme Court. The case was submitted before the Delaware Supreme Court en Banc without further briefing or oral argument. In January 2011, the Delaware Supreme Court issued a ruling which accepted certain legal arguments made by plaintiff, reversed the order of the Chancery Court, and remanded the case to the Chancery Court for further proceedings, while noting that plaintiff's claim may still be subject to dismissal under the applicable legal standard because the underlying derivative complaint in the federal district court had been dismissed with prejudice. On December 12, 2011, the Delaware Chancery Court entered an order dismissing the action by stipulation of the parties in light of the Ninth Circuit's November 28, 2011 order affirming the dismissal of the federal derivative action.

On October 31, 2008, the derivative plaintiffs filed their consolidated derivative complaint in California Superior Court for the County of Santa Clara naming us as a nominal defendant and bringing claims for insider selling, breach of fiduciary duty, unjust enrichment, waste of corporate assets and aiding and abetting breach of fiduciary duty against certain of our current and former officers and directors and our largest shareholder as of October 31, 2008, GTCR Golder Rauner LLC. In November 2008, we filed a motion to stay the state court action pending resolution of the parallel federal actions, and the parties have agreed by stipulation to delay briefing on the motion to stay until after the issue of demand futility is resolved in the federal derivative case. On June 2, 2011, the court entered a stipulated order requiring the parties to submit a case status report on August 1, 2011 and periodically thereafter. The parties submitted status reports to the court on August 1, 2011, October 3, 2011, and December 5, 2011. The next status report is due February 3, 2012. At this time, we have not recorded any liabilities for this action as we are unable to determine the outcome or estimate the potential liability.

On January 27, 2008, a class action complaint was filed against us in the Central District Court in Tel Aviv, Israel on behalf of purchasers of our stock on the Tel Aviv Stock Exchange. The complaint seeks compensation for damages allegedly incurred by the class of plaintiffs due to the publication of erroneous financial reports. We filed a motion to stay the action, in light of the proceedings already filed in the United States, on March 31, 2008. A hearing on the motion was held on May 25, 2008. Further briefing in support of the stay motion, specifically with regard to the threshold issue of applicable law, was submitted on June 24, 2008. On September 11, 2008, the Israeli District Court ruled in our favor, holding that U.S. law would apply in determining our liability. On October 7, 2008, plaintiffs filed a motion for leave to appeal the District Court's ruling to the Israeli Supreme Court. Our response to plaintiffs' appeal motion was filed on January 18, 2009. The District Court has stayed its proceedings until the Supreme Court rules on plaintiffs' motion for leave to appeal. On January 27, 2010, after a hearing before the Supreme Court, the court dismissed the plaintiffs' motion for leave to appeal and addressed the case back to the District Court. The Supreme Court instructed the District Court to rule whether the Israeli class action should be stayed, under the assumption that the applicable law is U.S. law. Plaintiffs subsequently filed an application for reconsideration of the District Court's ruling that U.S. law is the applicable law. Following a hearing on plaintiffs' application, on April 12, 2010, the parties agreed to stay the proceedings pending resolution of the U.S. securities class action, without prejudice to plaintiffs' right to appeal the District Court's decision regarding the applicable law to the Supreme Court. On May 25, 2010, plaintiff filed a motion for leave to appeal the decision regarding the applicable law with the Israeli Supreme Court. In August 2010, plaintiff filed an application to the Israeli Supreme Court arguing that the U.S. Supreme Court's decision in Morrison et al. v. National Australia Bank Ltd., 561 U.S. __, 130 S. Ct. 2869 (2010), may affect the outcome of the appeal currently pending before the Court and requesting that this authority be added to the Court's record. Plaintiff concurrently filed an application with the Israeli District Court asking that court to reverse its decision regarding the applicability of U.S. law to the Israeli class action, as well as to cancel its decision to stay the Israeli proceedings in favor of the U.S. class action in light of the U.S. Supreme Court's decision in Morrison. On August 25, 2011, the Israeli District Court issued a decision denying plaintiff's application and reaffirming its ruling that the law applicable to the Israeli class action is U.S. law. The Israeli District Court also ordered that further proceedings in the case be stayed pending the decision on appeal in the U.S. class action. At this time, we have not recorded any liabilities for this action as we are unable to determine the outcome or estimate the potential liability.

Certain of the foregoing cases are still in the preliminary stages, and we are not able to quantify the extent of our potential liability, if any. An unfavorable outcome in any of these matters could have a material adverse effect on our business, financial condition, results of operations, and cash flows. In addition, defending these legal proceedings is likely to be costly, which may have a material adverse effect on our financial condition, results of operations and cash flows, and may divert management's attention from the day-to-day operations of our business.

Litigation Related to Acquisition of Hypercom

On May 12, 2011, the United States Department of Justice (the “DOJ”) filed a civil antitrust lawsuit in the U.S. District Court for the District of Columbia against VeriFone, Hypercom Corporation (“Hypercom”), and Ingenico S.A. (“Ingenico”). The DOJ's complaint alleges antitrust claims with respect to our planned acquisition of Hypercom and with the April 1, 2011 Stock and Asset Purchase Agreement pursuant to which Hypercom would have sold certain assets and liabilities of its U.S. payment terminal business to Ingenico. On May 19, 2011, VeriFone, Hypercom, and Ingenico terminated the April 1, 2011 Stock and Asset Purchase Agreement, and VeriFone and Hypercom entered into an agreement with the DOJ to suspend the civil antitrust lawsuit filed against the parties by the DOJ, in order to explore various options for the planned divestiture of Hypercom's U.S. business, including the possibility of a divestiture to an alternative buyer. Ingenico also requested that the DOJ move to remove Ingenico as a defendant in the litigation. On August 4, 2011, VeriFone, Hypercom, and the DOJ agreed to settle the litigation, Hypercom divested its U.S. payment systems business and VeriFone completed its acquisition of Hypercom. The settlement was approved by the district court on August 4, 2011.

In connection with the announcement of our merger with Hypercom, several purported class action lawsuits were filed in Arizona and Delaware state courts alleging variously, among other things, that the board of directors of Hypercom breached its fiduciary duties in not securing a higher price in the merger and that VeriFone, Hypercom, FP Hypercom Holdco, LLC and Francisco Partners II, L.P. aided and abetted that alleged breach. The actions seek injunctive relief and unspecified damages. An agreement in principle has been reached to resolve the litigation based on confirmatory discovery, enhanced public disclosures, and, reimbursement by Hypercom of a portion of the plaintiffs' attorneys fees which we do not expect to be material to our results of operations. The terms of settlement between the parties are subject to court approval.
Other Litigation
We are subject to various other legal proceedings related to commercial, customer, and employment matters that have arisen during the ordinary course of business, including a number of pending labor-related claims that arose in the ordinary course of business against the Hypercom Brazilian subsidiary prior to our acquisition of Hypercom. Although there can be no assurance as to the ultimate disposition of these matters, our management has determined, based upon the information available at the date of these financial statements, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock has been quoted on the New York Stock Exchange under the symbol “PAY” since April 29, 2005. Prior to that time, there was no public market for our stock.
The following table sets forth for the indicated periods, the high and low sale prices of our common stock.

	Fiscal 2011 Quarter Ended				Fiscal 2010 Quarter Ended
	Oct. 31 2011	Jul. 31 2011	Apr. 30 2011	Jan. 31 2011	Oct. 31 2010	Jul. 31 2010	Apr. 30 2010	Jan. 31 2010
High	$43.15	$55.16	$58.58	$44.87	$34.06	$22.92	$23.75	$19.42
Low	$30.25	$38.27	$40.10	$31.39	$20.97	$15.62	$16.63	$12.70
On October 31, 2011, the closing sale price of our common stock on the New York Stock Exchange was $42.21 and on December 16, 2011, the closing sale price of our common stock on the New York Stock Exchange was $35.18. As of December 16, 2011, there were approximately 121 stockholders of record. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.
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
Performance Graph
The following graph and table:

•
compares the performance of an investment in our common stock over the period of November 1, 2006 through October 31, 2011 beginning with an investment at the closing market price on October 31, 2006, and thereafter, based on the closing price of our common stock on the market, with the S&P 500 Index and a selected peer group index (the “Comparables Index”). The Comparables Index was selected on an industry basis and includes Ingenico S.A., Visa, Inc., Mastercard Incorporated, MICROS Systems, Inc., and NCR Corp.

•
assumes $100 was invested on the start date at the price indicated and that dividends, if any, were reinvested on the date of payment without payment of any commissions. The performance shown in the graph and table represents past performance and should not be considered an indication of future performance.

	October 31, 2006	October 31, 2007	October 31, 2008	October 31, 2009	October 31, 2010	October 31, 2011
VeriFone Systems, Inc.	100.00	169.20	38.90	45.50	115.80	144.50
S&P 500 Index	100.00	112.40	70.30	75.20	85.90	91.00
Comparables Index	100.00	148.10	102.20	138.90	160.50	210.20
The information provided above under the heading “Performance Graph” shall not be considered “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the accompanying notes and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report. The selected data in this section is not intended to replace the Consolidated Statement of Operations Data and Consolidated Balance Sheet Data.

	Fiscal Year Ended October 31,
	2011 (1)(2)(3)(4)	2010 (5)(6)	2009 (7)	2008 (8)	2007 (9)(10)
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues	$1,303,866	$1,001,537	$844,714	$921,931	$902,892
Cost of net revenues	812,116	631,225	562,585	628,900	603,660
Gross profit	491,750	370,312	282,129	293,031	299,232
Operating expenses:
Research and development	109,155	74,227	65,148	75,622	65,430
Sales and marketing	138,267	94,666	73,544	91,457	96,295
General and administrative	123,789	84,371	76,468	126,625	80,704
Impairment of goodwill and intangible assets	—	—	175,512	289,119	—
Amortization of purchased intangible assets	14,829	14,624	20,423	26,033	21,571
In-process research and development	—	—	—	—	6,752
Total operating expenses	386,040	267,888	411,095	608,856	270,752
Operating income (loss)	105,710	102,424	(128,966)	(315,825)	28,480
Interest expense	(28,950)	(28,344)	(26,476)	(42,209)	(41,310)
Interest income	2,595	1,278	1,517	5,981	6,702
Other income (expense), net	11,637	2,887	5,716	(13,181)	(7,882)
Income (loss) before income taxes	90,992	78,245	(148,209)	(365,234)	(14,010)
Provision for (benefit from) income taxes	(191,412)	(20,582)	9,246	45,838	22,915
Net income (loss)	$282,404	$98,827	$(157,455)	$(411,072)	$(36,925)
Net income (loss) per common share:
Basic	$3.06	$1.16	$(1.86)	$(4.88)	$(0.45)
Diluted	$2.92	$1.13	$(1.86)	$(4.88)	$(0.45)
Weighted average shares used in computing net income (loss) per common share:
Basic	92,414	85,203	84,473	84,220	82,194
Diluted	96,616	87,785	84,473	84,220	82,194

	As of October 31,
	2011 (1)(4)	2010	2009 (7)	2008 (8)	2007 (9)(10)
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$594,562	$445,137	$324,996	$157,160	$215,001
Total assets	$2,313,561	$1,075,326	$917,290	$1,077,641	$1,517,207
Long-term debt and capital leases, including current portion	$483,811	$473,511	$468,864	$487,200	$477,772

(1)
We acquired Hypercom Corporation on August 4, 2011 in a share acquisition valued at $644.6 million and its results of operations are included from the date of acquisition. In addition, we incurred approximately $32.8 million of transaction and integration costs related to our acquisitions in fiscal year 2011.

(2)
We reduced our accrual related to claims against our Brazilian subsidiary (which was acquired by us due to our acquisition of Lipman) by $5.2 million (9.5 million Brazilian reais) as the statute of limitations expired on certain tax contingencies. Of this amount, $3.1 million (which represent accrued penalties) was reflected as other income (expense), net, and $2.1 million (which consisted of accrued interest related to the claims) was reversed against interest expense.

(3)	In June 2011, in connection with a settlement agreement reached with Lehman Derivatives related to our

1.375% Senior Convertible Notes call options with Lehman Derivatives, we recorded a $4.6 million gain in Other Income (Expenses), net on our Consolidated Statement of Operations.

(4)
We reduced our valuation allowance in the fourth quarter of fiscal year 2011 resulting in a tax benefit of $210.5 million because there was sufficient positive evidence of our ability to generate sufficient U.S. and foreign income in future fiscal years to recognize a portion of our deferred tax assets in the U.S.

(5)
We reduced our accrual related to claims against our Brazilian subsidiary (which was acquired by us due to our acquisition of Lipman) by $7.7 million (13.1 million Brazilian reais) as a result of a filed settlement of disputed payables and expiration of the statute of limitations on certain tax contingencies. Of this amount, $6.6 million was reflected as other income (expense), net, and $1.1 million (which consisted of accrued interest related to the claims) was reflected as interest expense.

(6)
The income tax benefit for the fiscal year ended October 31, 2010 includes a tax benefit of $54.0 million attributable to a worthless stock deduction. We determined that one of our U.K. Subsidiaries was insolvent on a fair market value basis and that it became worthless during the year resulting in a worthless stock deduction of $154.0 million for tax purposes.

(7)
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

(8)
Our fiscal year 2008 results of operations include $41.8 million of general and administrative costs related to the restatement of interim financial information for the first three quarters of the fiscal year ended October 31, 2007 which we completed during fiscal year 2008. We recorded a $262.5 million impairment of our goodwill in our Europe, the Middle East and Africa ("EMEA") reporting unit and a $26.6 million impairment of developed and core technology intangible assets due to lower revenue expectations in light of current operating performance and future operating expectations. We also recognized a $62.3 million income tax expense for recording a full valuation allowance against all beginning of the year balances for U.S. deferred tax assets.

(9)
We acquired Lipman on November 1, 2006 and its results of operations are included from the date of acquisition. We also recognized an in-process research and development expense of $6.8 million in connection with our Lipman acquisition.

(10)
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
This section and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties. In some cases, forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “intends,” “potential,” “continues,” “plans,” “predicts,” and similar terms. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, and management's beliefs and assumptions, and do not reflect the potential impact of any mergers, acquisitions, or other business combinations or divestitures that have not been completed. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Item 1A. Risk Factors above. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K. Unless required by law, we undertake no obligation to update any forward-looking statements, whether as result of new information, future events, or otherwise.
Overview
We are a global leader in secure electronic payment solutions and services. We provide expertise, solutions, and services that add value to the point of sale with merchant-operated, consumer-facing, and self-service payment systems for the financial, retail, hospitality, petroleum, government, transportation, and healthcare vertical markets. We are one of the largest providers of electronic payment systems worldwide. We believe that we benefit from a number of competitive advantages gained through our 30-year history of success in our industry. These advantages include our globally trusted brand name, large installed base, significant involvement in the development of industry standards, security infrastructure, global operating scale, customizable platforms, and investment in research and development. We believe that these advantages position us well to capitalize on the continuing global shift toward electronic payment transactions.
Our industry's growth continues to be driven by the long-term shift toward electronic payment transactions and away from cash and checks, the rapid penetration of electronic payments in emerging markets as those economies modernize, the increasing proliferation of IP connectivity and wireless communication, and an increasing focus on security to combat fraud and identity theft. We believe that these trends will continue to drive demand for electronic payment systems. Internationally, growth rates have generally been higher than in the United States ("US") because of the relatively lower penetration rates of electronic payment transactions in many countries as well as governmental efforts to modernize economies and to encourage electronic payments as a means of improving collection of value-added tax (“VAT”) and sales tax.

Security is a driving factor in our business as our customers endeavor to meet escalating governmental requirements related to the prevention of identity theft as well as operating regulation safeguards issued by the credit and debit card associations, members of which include Visa, MasterCard, American Express, Discover Financial Services, and JCB. In September 2006, these card associations established the PCI SSCto oversee and unify industry standards in the areas of payment card data security. Standards include PIN Transaction Security for PIN entry devices, PCI-DSS for enterprise data security and PA-DSS for payment application data security. We are a leader in providing total payment solutions that meet these standards.

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

Net revenues and operating income (loss) of each business segment reflect net revenues generated within the segment, supply chain standard inventory cost of System Solutions net revenues, actual cost of Services net revenues, and expenses that directly benefit only that segment, including distribution center costs, royalty and warranty expense. Corporate net revenues and operating income (loss) primarily consists of amortization of purchased intangible assets and acquisition fair market value adjustments, impairment, stock-based compensation, acquisition related and restructuring costs and other Corporate charges, including inventory obsolescence and scrap, rework, specific warranty provisions, non-standard freight and over-and-under absorption of materials management overhead and personnel costs. Since these costs are generally incurred on a company-wide basis, it is impractical to allocate them to either the North America or International segments.

We have experienced revenue growth in certain developed and emerging countries. In developed countries, we experienced revenue growth driven mainly by customers upgrading and replacing their systems to address best-practice security in more stable economic conditions. We experienced revenue growth in emerging countries primarily due to growing demand as a result of improvements in overall macroeconomic conditions. We expect demand to continue to grow in the future, with particular strength in emerging economies. Additionally, we expect service revenue to grow as we focus on recurring revenue opportunities and expand certain of our service offerings to additional territories. We continue to devote research and development (“R&D”) resources to address the market needs of both emerging and developed economies.

On August 4, 2011, we completed our acquisition of Hypercom, a provider of electronic payment solutions and value-added services at the point of transaction, by means of a merger of one of our wholly-owned subsidiaries with and into Hypercom such that Hypercom became a wholly-owned subsidiary of VeriFone following the merger.  In connection with the merger we issued 14,462,629 shares of VeriFone common stock, par value $0.01 per share in exchange for all the outstanding common stock of Hypercom, and options to acquire Hypercom common stock were converted into options exercisable for approximately 814,638 shares of VeriFone common stock.  Immediately prior to the merger, Hypercom divested its U.S., United Kingdom (“U.K.”) and Spain businesses to independent third parties.  As part of closing, Hypercom paid off its outstanding long term debt, totaling approximately $71 million, with cash provided by VeriFone.

On November 14, 2011, we announced that we had entered into a definitive agreement with Nordic Capital to acquire Point, a Stockholm-based provider of payment and gateway services and solutions for retailers in Northern Europe. In connection with the acquisition, we will pay approximately €600 million to acquire all of the equity of Point and approximately €170 million to retire existing Point debt at closing. The acquisition is subject to customary closing conditions and is expected to close by the end of 2011.
Critical Accounting Polices and Estimates
General

Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. We believe the following critical accounting policies include our more significant estimates and assumptions used in the preparation of our consolidated financial statements. Our significant accounting policies are described in Note 1. Principles of Consolidation and Summary of Significant Accounting Policies to the Notes to the Consolidated Financial Statements included in Item 8. Financial Statement and Supplemental Data of this Annual Report on Form 10-K.
Revenue Recognition

Our sources of revenue include (1) products, which includes the sale of electronic payment systems with incidental software; (2) services, (primarily repairs, customer support for hardware or software, installations and deployments, transaction processing, and extended warranties); (3) software, which includes mobile payments, software to manage electronic payment solutions and encryption; and (4) media solutions, which includes selling advertising (or “placement”) in and on taxis and displays at gasoline dispensers.

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

We adopted the provisions of Accounting Standards Update ("ASU") No. 2009-13, Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements and ASU 2009-14, Software (Topic 985) - Certain Revenue Arrangements that include Software Elements in fiscal year 2010 on a prospective basis to all arrangements entered into or materially modified since the beginning of fiscal year 2010. The impact of the adoption was not material to our results for fiscal year 2010.

Revenue recognition for product sales

We recognize revenue related to product sales when title and risk of loss have passed to the customer and all of the following criteria are met: (i) there is persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collection is reasonably assured.

Revenue recognition for services

Net revenues from services obligations to be provided over a period of time such as customer support or help desk services are initially deferred and then recognized on a straight-line basis over the term of the contract. Net revenues from services on per incident basis such as installations, equipment repairs, refurbishment arrangements, training, transactions processing, and consulting are recognized as the services are rendered.

Revenue recognition for multiple-element arrangements

We enter into arrangements with customers who purchase products and services from us at the same time or within close proximity of one another. We determine whether an arrangement includes multiple deliverables and if so, allocate the arrangement consideration to each deliverable qualifying as a separate unit of accounting in an arrangement based on its relative selling price. A deliverable qualifies as a separate unit of accounting if the delivered products or services have value to the customer on a standalone basis or if the product or service is sold separately by us or another vendor or could be resold by the customer. We determine the estimated selling price ("ESP") using vendor specific objective evidence (“VSOE”), if it exists, and otherwise third-party evidence (“TPE”). If neither VSOE nor TPE of selling price exists for a unit of accounting, we use best estimated selling price (“BESP”).

Our determination of BESP involves a weighting of several factors based on the specific facts and circumstances of the arrangement. Specifically, we will consider the cost to produce the deliverable, the anticipated margin on that deliverable, the economic conditions and trends, the selling price and profit margin for similar parts and our ongoing pricing strategy and policies.

We determine ESP based on the specific facts and circumstances of the arrangement. We analyze the ESP used in the allocation of arrangement consideration at least annually. ESP will be analyzed on a more frequent basis if a significant change in our business necessitates a more timely analysis or if we experience significant variances in our selling prices.

Our multiple-element arrangements may include a combination of various software related and non-software related products and services offerings including electronic payment systems, electronic payment systems support, new software licenses, software license updates and product support and consulting. In such arrangements, we first evaluate if a tangible product includes software. If a tangible hardware product includes software and if both hardware and software components work together to deliver the product's essential functionality then we will treat the entire product as non-software element. Next, we allocate the total arrangement consideration between the software group of elements as a whole and the non-software elements based on their relative selling prices. We then further allocate consideration within the software group to the respective elements within that group following the guidance in ASC 985-605 and our policies described above. After the arrangement consideration has been allocated to the elements, we account for each respective element in the arrangement separately.

In addition, distributors and resell partners purchase products or services on a stand-alone basis for the purpose of resale to an end-user. We do not consider such transactions to be multiple-element arrangement.

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

We record accruals for estimated cancellation fees related to orders placed with our suppliers that have been canceled or are expected to be canceled. Consistent with industry practice, we acquire inventory through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. These commitments typically cover our requirements for periods ranging from one to five months. If there is an abrupt and substantial decline in demand for one or more of our products or an unanticipated change in technological requirements for any of our products, we may be required to record additional accruals for cancellation fees that would negatively affect our results of operations in the period when the cancellation fees are identified and recorded.
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
Allowance for Doubtful Accounts

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
Goodwill and Intangible Assets - Impairment Assessments

We review goodwill for impairment annually on August 1 and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with ASC 350, Intangibles - Goodwill and Other. In September 2011, the FASB issued ASU 2011-08 which amends the rules for testing goodwill for impairment. Under the new rules, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. We early adopted ASU 2011-08 for our August 1, 2011 annual goodwill impairment test.

In assessing the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we assess relevant events and circumstances that may impact the fair value and the carrying amount of the reporting unit. The identification of relevant events and circumstances and how these may impact a reporting units' fair value or carrying amount involve significant judgments and assumptions. The judgment and assumptions include the identification of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, VeriFone specific events and share price trends and making the assessment on whether each relevant factor will impact the impairment test positively or negatively and the magnitude of any such impact.

Our fiscal 2011 and 2010 annual goodwill impairment analyses did not result in any impairment charges. Our fiscal 2009 annual goodwill impairment analysis did not result in any impairment charge, however, as part of an interim impairment assessment that year, triggered by the weakening macroeconomic environment in our fiscal year 2009, we concluded that the carrying amount of the North America and Asia reporting units exceeded their implied fair values. As a result, we recorded impairment charges totaling $176 million in fiscal year 2009.

Based upon our fiscal 2011 qualitative impairment analysis, prepared in accordance with ASU 2011-08, we concluded that there was no requirement to do a quantitative annual goodwill impairment test. The key qualitative factors that led to our conclusion were i) that our fiscal 2010 impairment analysis showed a large buffer between the fair value of each reporting unit over the carrying amount; ii) the significant increase in our share price since our fiscal 2010 annual goodwill impairment analysis; and iii) that we continue to show positive financial performance across all reporting units.

When we perform a quantitative assessment of goodwill impairment, the determination of the fair value of a reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units.

We make judgments about the recoverability of purchased finite-lived intangible assets whenever events or changes in circumstances indicate that an impairment may exist. Each period we evaluate the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization. Recoverability of finite lived intangible assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate.
Contingencies and Litigation

We evaluate contingent liabilities including threatened or pending litigation in accordance with ASC 450. Significant judgment is required when we assess the likelihood of any adverse judgments or outcomes to a potential claim or legal proceeding, as well as potential ranges of probable losses, when the outcomes of the claims or proceedings are probable and reasonably estimable. A determination of the amount of accrued liabilities required, if any, for these contingencies is made after the analysis of each matter. Because of uncertainties related to these matters, we base our estimates on the information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation and may revise our estimates. Any revisions in the estimates of potential liabilities could have a material impact on our results of operations and financial position.
Stock-Based Compensation

We account for stock-based employee compensation plans under the fair value recognition and measurement provisions of ASC 718, and recognize compensation over the requisite service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. In valuing stock-based awards, significant judgment is required in determining the expected volatility and the expected term individuals will hold their stock-based awards prior to exercising. Expected volatility of the stock is based on a blend of our peer group in the industry in which we do business, implied volatility of our options and the historical volatility of our own stock. The expected term of options granted is derived from the historical actual term of option grants and an estimate of future exercises during the remaining contractual period of the option. In the future, our expected volatility and expected term may change, which could substantially change the grant-date fair value of future awards of stock options and ultimately the expense we record.
Business Combinations

We are required to estimate the fair values assigned to assets acquired and liabilities assumed of acquired companies. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. The significant purchased intangible assets recorded by us include customer relationships and developed technology.

Critical estimates in valuing intangible assets include but are not limited to: future expected cash flows from customer contracts, customer lists, distribution agreements and acquired developed technologies and patents; expected costs to develop IPR&D into commercially viable products and estimating cash flows from projects when completed; brand awareness and market position, as well as assumptions about the period of time the brand will continue to be used in our product portfolio; customer attrition rates and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Future expected cash flow to be generated from a acquired business is estimated based on the current financial performance of the business, then adjusted for expected market participant synergies that can be realized, the expected timing of future cash flows of all of the acquired business' products and services, the expected customer attrition rates and the future growth rates. The higher the projected cash flows, the higher the value of intangible assets.

Discount rates reflect the nature of our investment and the perceived risk of the underlying cash flows.
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

Based on historical profits and expectations of future results, we determined that there was sufficient positive evidence to support the release of the valuation allowance against a portion of our U.S. federal and state deferred tax assets in the fourth quarter of fiscal 2011.

Additionally, we have placed a valuation allowance on certain U.S. foreign tax credit related deferred tax assets and certain non-U.S. deferred tax assets because realization of these tax benefits through future taxable income does not meet the more-likely-than-not threshold. We intend to maintain the valuation allowances until sufficient positive evidence exists to support the reversal of the valuation allowances. An increase in the valuation allowance would result in additional tax expense in such period. We make estimates and judgments about our future taxable income that are based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from the estimates, the amount of the valuation allowance could be materially impacted.

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
Results of Operations
Net Revenues

We generate net revenues through the sale of our electronic payment systems and solutions that enable secure electronic payment transactions, which we identify as System Solutions, as well as, warranty and support services, field deployment, advertising and transaction fees, installation and upgrade services, and customer-specific application development, which we identify as Services.

Net revenues, which include System Solutions and Services, are summarized in the following table (in thousands, except percentages):

	Fiscal Year Ended October 31,
	2011	Change	% Change	2010	Change	% Change	2009
System Solutions	$1,033,911	$204,962	24.7%	$828,949	$101,299	13.9%	$727,650
Services	269,955	97,367	56.4%	172,588	55,524	47.4%	117,064
Total net revenues	$1,303,866	$302,329	30.2%	$1,001,537	$156,823	18.6%	$844,714

Total net revenues for the fiscal year ended October 31, 2011 compared to the fiscal year ended October 31, 2010 increased by 30.2% due to expanded global reach and product and service offerings.

For the year ended October 31, 2011 and 2010, System Solutions net revenues comprised 79.3% and 82.8% of total net revenues, respectively. The lower proportion of System Solutions net revenues in fiscal year 2011 compared to fiscal year 2010 reflects growth in our International Services revenues as we put more emphasis on the sale of services along with our products both in acquired businesses and existing businesses, growth in our North America Petroleum Services revenues for the same reason and the impact of our taxi media solutions business transition from primarily a System Solutions business model to more of a Services model.

System Solutions net revenues comprised 82.8% of total net revenues in fiscal year 2010 compared to 86.1% in fiscal year 2009. The lower proportion of System Solutions net revenues reflects the inclusion of Services revenues from our media solutions business following the acquisition of Clear Channel Taxi Media, LLC (“CCTM”) in December 2009, as well as growth in Petroleum Services.
System Solutions Revenues
System Solutions net revenues are summarized in the following table (in thousands, except percentages):

	Fiscal Year Ended October 31,
	2011	Change	% Change	2010	Change	% Change	2009
International	$701,193	$212,223	43.4%	$488,970	$49,932	11.4%	$439,038
North America	335,498	(4,481)	-1.3%	339,979	51,367	17.8%	288,612
Corporate	(2,780)	(2,780)	—	—	—	—	—
Total	$1,033,911	$204,962	24.7%	$828,949	$101,299	13.9%	$727,650

International System Solutions Net Revenues

International System Solutions net revenues increased due to the organic growth in our operations and the acquisition and growth of businesses in new geographies. Our organic growth is a result of economic improvements in some of our existing territories and new product launches which boosted demand. International Systems Solutions net revenue increases in fiscal year 2011 from acquired companies were $49 million for Hypercom (which we acquired on August 4, 2011), and $54 million for other acquisitions.

System Solutions net revenues for EMEA increased $46 million, or 20.1%, excluding acquisitions, for the fiscal year ended October 31, 2011 compared to the fiscal year ended October 31, 2010. The increase in net revenues was primarily due to a $26 million increase in Russia due to improved economic conditions, a $9 million increase in the U.K. driven by terminal deployment projects, a $5 million increase in Africa due to increased demand and a $9 million increase associated with our recent Vx Evolution product launches and improved economic conditions in Turkey.

Latin America System Solutions net revenues increased $58 million, or 33.5%, excluding acquisitions, for the year ended October 31, 2011 compared to the year ended October 31, 2010, primarily as a result of increased demand throughout the region driven substantially by increased demand for the recently introduced the Vx Evolution products, partially offset by a $3.5 million unfavorable currency impact in the region.

Asia System Solutions net revenues increased $5 million, or 6.0%, excluding acquisitions, for the fiscal year ended October 31, 2011 compared to the fiscal year ended October 31, 2010. This increase was a result of a $7 million increase in Australia and New Zealand due to compliance driven terminal upgrades, a $6 million increase in India associated with a terminal deployment cycle that was initiated by financial institutions in the second quarter of fiscal year 2011 and a $3 million increase in southeast Asia from the addition of new customers, partially offset by an $11 million decrease in China as a result of a long-term customer's decision to delay purchases pending an internal asset management audit.

International System Solutions net revenues increased $50 million, or 11.4%, in the fiscal year ended October 31, 2010, compared to the fiscal year ended October 31, 2009. System Solutions net revenues in Latin America increased $44 million, or 34.2%, primarily as a result of strong demand in Brazil for the Vx670 solution and significant increases in sales volume from several major customers. Asia's System Solutions net revenues increased $7 million, or 9.3%, primarily attributable to increases across the region, where economic conditions were generally improved compared to the prior fiscal year. EMEA's System Solutions net revenues decreased $1 million, or 0.6%, primarily due to lower sales in Turkey and the Balkan countries as a result of an economic slowdown, partially offset by improved sales in certain parts of Continental Europe.

North America System Solutions Net Revenues

North America System Solutions net revenues decreased $4 million, or 1.3%, for the fiscal year ended October 31, 2011 compared to the fiscal year ended October 31, 2010. During fiscal year 2011, net revenues for our Petroleum business decreased by $33 million compared to fiscal year 2010 as most Petroleum customers completed their efforts to address the July 2010 PCI-PED compliance deadlines in fiscal year 2010. We also had a $16 million decrease in our taxi payments and advertising system solutions net revenues of which $13 million was due to the impact of our transition from primarily a System Solutions business model to more of a Services model. These decreases were partially offset by a $26 million increase in net revenues from our North American Financial business, which sells payment systems to small and medium-sized businesses through ISOs and payment processors, and benefited from a reduction in resellers' inventory levels in the channel during the prior fiscal year that spurred renewed demand from these resellers since in fiscal 2011. Additionally, the decreases were offset by a $10 million increase in Vertical Solutions due to timing of multi-lane retail and vertical market customers upgrading their systems, and a $7 million increase related to the Semtek business, which we acquired in September 2010 and have continued to develop.

North America System Solutions net revenues increased $51 million, or 17.8%, in the fiscal year ended October 31, 2010 compared to the fiscal year ended October 31, 2009, primarily attributable to an increase in our Petroleum System Solutions revenues. The revenue increase in the Petroleum business was driven by PCI compliance efforts by customers, as more of our Petroleum customers addressed the July 2010 PCI-PED compliance deadlines. Our North America Financial business, was constrained overall due to persistent adverse economic conditions which slowed retail store openings.

Outlook for System Solutions Net Revenues

Over the last several quarters, economic conditions in some parts of the world have shown signs of improvement, favorably impacting global demand for our products. We are unable to predict whether these signs of improvements will be sustained. Moreover, many economies that have experienced economic improvements since the global recession in 2008, including the U.S., continue to experience some volatility and challenges in achieving sustained economic growth. In particular, Europe, one of the most significant economies globally and an important trading partner of the U.S., continues to experience significant economic volatility and uncertainty, including restrictive credit conditions due to the current European sovereign debt crisis. Any sustained economic weakness or deterioration in economic conditions, particularly if persistent, would adversely affect our business, operating results, and financial condition. We expect revenues to benefit from the addition of our global acquisitions, as well as continued overall demand for our products internationally, including growth in emerging markets which continue to adopt electronic payments and create retail establishments for the growing middle class. We expect North American System Solutions growth in our Vertical Markets to be driven by anticipated customer churn and merchant purchases of more advanced systems to “future-proof” themselves against the adoption of new technologies like NFC and other smartphone enabled payments at the point of sale. Our North American Financial business is typically driven by new small business growth, which is strongly dictated by economic factors. Demand from our North American Petroleum customers is expected to increase in fiscal year 2012 as the petroleum market continues to adopt new more secure payment devices for gasoline dispensers to improve security against breaches.
Services Revenues
Services net revenues are summarized in the following table (in thousands, except percentages):

	Fiscal Year Ended October 31,
	2011	Change	% Change	2010	Change	% Change	2009
North America	$151,205	$50,010	49.4%	$101,195	$46,364	84.6%	$54,831
International	121,613	49,920	69.6%	71,693	9,058	14.5%	62,635
Corporate	(2,863)	(2,563)	854.3%	(300)	102	-25.4%	(402)
Total	$269,955	$97,367	56.4%	$172,588	$55,524	47.4%	$117,064

North America Services Net Revenues

North America Services net revenues increased due to U.S. businesses that we acquired and grew, as well as organic growth of various service initiatives across North America. Contributions to net revenue from acquired businesses were as follows: the inclusion of the acquired CCTM business (now VeriFone Media) for the entire fiscal year added $5 million and WAY Systems (which we acquired on September 1, 2010) added $3 million.

For the fiscal year ended October 31, 2011, our North America Services net revenues increased $42 million, or 41.6%, excluding acquisitions. Our taxi payments and advertising services net revenues increased by $23 million of which $13 million was due to the impact of our transition from primarily a System Solutions business model to more of a Services model, our software maintenance programs launched in the Petroleum Services business in late 2010 grew revenue by $13 million, an increase in system deployment projects at large vertical customers drove a $3 million increase and we saw a $2 million increase for our PAYware Connect gateway services.

North America Services net revenues increased $46 million, or 84.6%, in the year ended October 31, 2010, compared to the fiscal year ended October 31, 2009. The majority of the increase was attributable to the inclusion of revenues from our media solutions business resulting from the CCTM acquisition in December 2009, as well as growth in Petroleum Services.

International Services Net Revenues

International Services net revenues increased due to our acquisition of service oriented businesses in global territories, as well as organic growth of various service initiatives in our existing regions. Contributions to International Services net revenues from acquired businesses were as follows: Hypercom (which we acquired on August 4, 2011 and was reflected for approximately one quarter of fiscal year 2011) added $18 million and other acquisitions added $12 million. International Services net revenues increased $20 million, or 28.5%, excluding acquisitions, for the fiscal year ended October 31, 2011 compared to the fiscal year ended October 31, 2010 as we continued to develop our services offerings and expand them globally.

International Services net revenues increased $9 million, or 14.5%, in the fiscal year ended October 31, 2010 compared to fiscal year 2009, with approximately $6 million due to increased repair volumes internationally and approximately $3 million currency related increase due to the appreciation of the Brazilian real.
Outlook for Services Net Revenues

We expect Services revenues in North America to be driven by continued growth in Petroleum software maintenance programs, our media solutions business and system deployment projects. Worldwide, we have a variety of programs underway which we believe will improve the recurring nature of our business and revenues. Internationally, we expect the ramp up over the next few quarters of our VeriFone media and taxi payments and advertising businesses in London, as well as expansion of those businesses in other countries to increase credit card transaction and advertising revenues. In addition, we expect incremental services revenues as a result of the inclusion of a full year of results and growth from businesses acquired during the fiscal year ended October 31, 2011.
Gross Profit

The following table shows the gross profit and gross profit percentages for System Solutions and Services (in thousands, except percentages):

	Fiscal Year Ended October 31,
	2011		2010		2009
	Amounts	%	Amounts	%	Amounts	%
System Solutions	$378,400	36.6%	$298,128	36.0%	$231,191	31.8%
Services	113,350	42.0%	72,184	41.8%	50,938	43.5%
Total	$491,750	37.7%	$370,312	37.0%	$282,129	33.4%
System Solutions

Gross profit on System Solutions increased $80 million, or 26.9%, for the fiscal year ended October 31, 2011, compared to the fiscal year ended October 31, 2010. For the fiscal year ended October 31, 2011, International and North American gross profit percentages both increased, while offsetting acquisition related costs increased $24 million compared to the same periods in fiscal year 2010. International System Solutions gross profit percentage increased primarily as a result of a favorable product mix impact due to increased sales of newer product solutions, which carry higher margins compared to certain previous generation solutions, as well as an improved geographic and customer mix in some regions. North America System Solutions gross profit percentage increased as we experienced favorable product mix and customer mix in our multi-lane retail and financial solutions sold in North America relative to the same period in fiscal year 2010.

Gross profit on System Solutions increased $67 million, or 29.0%, for the fiscal year ended October 31, 2010, compared to the fiscal year ended October 31, 2009. For the fiscal year ended October 31, 2010, International gross profit percentage increased, North American gross profit percentage was relatively flat, and Corporate costs as a percentage of revenues decreased compared to the fiscal year ended October 31, 2009. International gross profit percentage increased primarily as a result of a more favorable pricing environment in Latin America in fiscal year 2010 compared to fiscal year 2009. In addition, we experienced a favorable product mix impact due to increased sales of newer product solutions, which carry higher margins compared to previous generation solutions. Partially offsetting these factors was a decrease in the wireless gross profit percentage largely due to pricing pressure from competitors and a shift in sales towards emerging market countries which typically carry lower margins. North America System Solutions gross profit percentage was relatively as we experienced increased price competition in our wireless and high-end landline financial solutions and a shift in product mix toward lower margin products in our Petroleum business. These factors were partially offset by favorable product mix in desktop solutions and cost reductions in the core financial solutions sold in North America.
Services

Gross profit on Services increased $41 million, or 57.0%, for the fiscal year ended October 31, 2011 compared to the fiscal year ended October 31, 2010 largely attributable to increases in Services revenues and higher gross margin percentages in North America but lower gross margin percentages in the International business. Gross profit on Services increased $21 million, or 41.7%, for the fiscal year ended October 31, 2010 compared to the fiscal year ended October 31, 2009, largely attributable to the $56 million increase in Services revenues partially offset by a decrease in gross margin percentages that was attributable mainly to a shift in our service mix.

North America Services gross margin percentages increased during the year ended October 31, 2011 compared to the year ended October 31, 2010, primarily driven by a favorable product mix of higher margin Petroleum Services software maintenance net revenues, versus lower margin software development projects. Improved gross margin percentage in the taxi payments and advertising business resulted from the CCTM acquisition which closed on December 31, 2009, as well as continued expansion of the higher margin advertising portion of that business, also contributed to the margin percentage improvement.

International Services gross margin percentages decreased during the year ended October 31, 2011 compared to the same period in fiscal year 2010, primarily driven by lower margins associated with the Hypercom services business in Latin America and Australia and New Zealand, Gemalto services business in India and investments in our new media and taxi payments businesses in London. These decreases were partially offset by non-Hypercom margin improvements in Brazil related to repair services cost efficiencies as well as recognition of previously deferred revenue from several customers in Mexico.

For the fiscal year ended October 31, 2010, gross margin percentages declined in North America compared to the fiscal year ended October 31, 2009, primarily due to a service mix shift towards lower margin media solutions services following our acquisition of CCTM. International gross margin percentages improved for the fiscal year ended October 31, 2010 compared to the fiscal year ended October 31, 2009 due to more favorable service mix.
Research and Development Expenses

R&D expenses for the fiscal years ended October 31, 2011, 2010, and 2009 are summarized in the following table (in thousands, except percentages):

	Fiscal Year Ended October 31,
	2011	Change	% Change	2010	Change	%Change	2009
Research and development	$109,155	$34,928	47.1%	$74,227	$9,079	13.9%	$65,148
Percentage of net revenues	8.4%			7.4%			7.7%

R&D expenses for the year ended October 31, 2011 increased $35 million, or 47.1%, compared to the fiscal year ended October 31, 2010. This increase was primarily due to $27 million of additional personnel related expenses associated with headcount growth from acquired businesses and hiring to expand development of new products on new platforms and in new geographies. Of the $27 million, personnel related expenses increased $6 million related to the acquisition of Hypercom. In addition, R&D expenses increased $3 million due to an increase in expenditures for outside services, $1 million increase in acquisition integration and restructuring related charges and $1 million increase in stock-based compensation expense.

R&D expenses for the fiscal year ended October 31, 2010 increased $9 million, or 13.9%, compared to the fiscal year ended October 31, 2009 primarily due to an $8 million increase in expenses associated with our Vx Evolution launch and mobile payment initiative. These incremental expenses consisted primarily of a $4 million increase in personnel related costs and a $4 million increase in outside services, materials and supplies, and travel. In addition, R&D expenses increased by $5 million as a result of increased demand for localized solutions across the world. These increases were partially offset by a $2 million reduction in stock-based compensation expense, and a $1 million reduction in restructuring expenses.

We expect R&D expenses, assuming a stable currency environment, to grow in absolute amounts primarily as a result of full year impact in fiscal year 2012 of businesses acquired in fiscal year 2011 and higher product development activities for a larger portfolio of product offerings.
Sales and Marketing Expenses

Sales and marketing expenses for the fiscal years ended October 31, 2011, 2010, and 2009 are summarized in the following table (in thousands, except percentages):

	Fiscal Year Ended October 31,
	2011	Change	% Change	2010	Change	% Change	2009
Sales and marketing	$138,267	$43,601	46.1%	$94,666	$21,122	28.7%	$73,544
Percentage of net revenues	10.6%			9.5%			8.7%

Sales and marketing expenses for the fiscal year ended October 31, 2011 increased $44 million, or 46.1%, compared to the fiscal year ended October 31, 2010. This increase was primarily due to a $28 million increase in personnel related expenses associated with headcount growth from acquired businesses and hiring to support general business growth and the launch of new products and initiatives. Of the $28 million, personnel related expenses increased $5 million related to the acquisition of Hypercom. In addition, sales and marketing expenses increased $5 million due to restructuring charges, $4 million due to increased stock-based compensation , $3 million due to increased global marketing and $3 million due to increased acquisition related integration charges.

Sales and marketing expenses for the fiscal year ended October 31, 2010 increased $21 million, or 28.7%, compared to the fiscal year ended October 31, 2009. International sales and marketing expenses increased $8 million primarily to support higher demand as moderate growth resumed in developed countries and double-digit revenue growth occurred in certain emerging markets countries. North America sales expenses increased by $8 million largely due to higher demand in our Petroleum business and initiatives in vertical and payment-based media. The above-mentioned increases primarily consisted of personnel related expenses. In addition, North America and Corporate marketing expenses grew in total by $2 million. The increase was primarily a result of the launch of a number of new initiatives such as payment-based media, end-to-end encryption and mobile phone credit card acceptance. Corporate sales expenses increased by $1 million as the result of the resumption of an annual Corporate sales event that was not held in the prior fiscal year. In fiscal year 2010, stock-based compensation expense increased by $2 million compared to fiscal year 2009 and we expensed $1 million for a business acquisition. These increases were partially offset by a $1 million decrease in restructuring expenses.

We expect sales and marketing expenses, assuming a stable currency environment, to grow in absolute amounts as the result of full year impact in fiscal year 2012 of businesses acquired in fiscal year 2011 and as general business growth requires.
General and Administrative Expenses

General and administrative expenses for the fiscal years ended October 31, 2011, 2010, and 2009 are summarized in the following table (in thousands, except percentages):

	Fiscal Year Ended October 31,
	2011	Change	% Change	2010	Change	% Change	2009
General and administrative	$123,789	$39,418	46.7%	$84,371	$7,903	10.3%	$76,468
Percentage of net revenues	9.5%			8.4%			9.1%

General and administrative expenses for the fiscal year ended October 31, 2011 increased $39 million, or 46.7%, compared to the fiscal year October 31, 2010. This increase was primarily due to a $24 million increase in acquisition related charges largely attributable to professional and outside services fees, a $7 million increase in stock-based compensation expense, $15 million additional personnel costs as a result of headcount growth from acquisitions and hiring to support VeriFone's growing business requirements.

General and administrative expenses for the fiscal year ended October 31, 2010 increased $8 million, or 10.3%, compared to the fiscal year ended October 31, 2009 primarily due to a $7 million increase in personnel costs mainly as the result of increased headcount, self-insured medical expenses, and bonuses as business performance improved, the non recurrence of a $7 million reversal of a Lipman pre-acquisition contingency accrual for a Brazilian importation tax assessment in fiscal year 2009, and a $1 million increase in acquisition related expenses. Partially offsetting these increases were a $3 million decrease in restructuring related expenses due to lower restructuring activities, a $2 million reduction in outside services driven by reduced tax accounting professional service fees in connection with the transfer of certain tax accounting functions to our in-house staff, as we addressed remediation of the material weakness in our internal controls related to income taxes, a $2 million decrease as a result of the non-recurrence of certain expenses related to restatement and remediation related expenses recorded in the fiscal year ended October 31, 2009, and the non-recurrence of the $1 million in litigation and legal settlement fees incurred in the first quarter of fiscal year 2009.

We expect general and administrative expenses, assuming a stable currency environment, to vary due to the full year impact in fiscal year 2012 of acquisitions completed in fiscal year 2011 , the additional costs of acquisitions during fiscal year 2012 and changes in acquisition related charges..
Impairment of Goodwill and Intangible Assets

Our review for potential indicators of impairment performed during fiscal years 2011 and 2010 and our annual impairment tests did not result in any impairment of goodwill in the fiscal years ended October 31, 2011 and 2010. As a result of the December 1, 2008 goodwill impairment test, we concluded that the carrying amount of our North America and Asia reporting units exceeded their implied fair values and recorded an impairment charge of $176 million in the Corporate segment in fiscal year 2009. The net carrying value of goodwill in the North America and International segments was reduced by $65.6 million and $109.9 million, respectively.
Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets increased $0.2 million, or 1.4%, in the fiscal year ended October 31, 2011, respectively, compared to the fiscal year ended October 31, 2010 primarily as a result of amortization of new intangible assets from fiscal year 2011 acquisitions partially offset by a decrease in amortization due to purchased intangible assets being fully amortized.

Amortization of purchased intangible assets decreased $6 million, or -28.4% in the fiscal year ended October 31, 2010 compared to the fiscal year ended October 31, 2009 primarily due to a decrease in the remaining net book value of intangible assets.

We expect amortization of purchased intangible assets to increase in the future due to the full year impact of amortization of business acquired in the year ended October 31, 2011, as well as the impact of future acquisitions, offset partially by previously acquired intangibles reaching the end of their respective useful lives.

Operating Income

We operate in two business segments: North America and International. North America segment is defined as the United States of America and Canada, and International segment is defined as the other countries from which we derive revenues.

Operating income (loss) of each business segment reflects net revenues generated within the segment, supply chain standard inventory cost of System Solutions net revenues, actual cost of Services net revenues, and expenses that directly benefit only that segment, including distribution center costs, royalty and warranty expense. Corporate operating income (loss) reflects acquisition charges, including amortization of purchased intangible assets, step-up of inventory, step-down in deferred revenue, impairment and other Corporate charges, including inventory obsolescence and scrap, rework, specific warranty provisions, non-standard freight and over-and-under absorption of materials management overhead. Since these costs are generally incurred on a company-wide basis, it is impractical to allocate them to either the North America or International segments.

The following table sets forth operating income (loss) for our segments (in thousands):

	Fiscal Year Ended October 31,
	2011	Change	% Change	2010	Change	% Change	2009
Operating income (loss):
International	$224,987	$88,106	64.4%	$136,881	$19,999	17.1%	$116,882
North America	176,276	32,339	22.5%	143,937	26,969	23.1%	116,968
Corporate	(295,553)	(117,159)	65.7%	(178,394)	184,422	50.8%	(362,816)
Total operating income (loss)	$105,710	$3,286	3.2%	$102,424	$231,390	nm	$(128,966)
 nm- not meaningful
International Segment
For the fiscal year ended October 31, 2011, International operating income increased $88 million, or 64.4%, compared to the fiscal year ended October 31, 2010 primarily due to increases in gross profit as a result of net revenues growth for both System Solutions and services partially offset by an increase in operating expenses.

For the fiscal year ended October 31, 2010, International operating income increased $20 million, or 17.1%, compared to the fiscal year ended October 31, 2009 primarily due to increases in gross profit partially offset by an increase in operating expenses.
North America Segment

For the fiscal year ended October 31, 2011 North America operating income increased $32 million or 22.5% compared to the fiscal year ended October 31, 2010 mainly due to an increase in gross profit as a result of Services net revenues growth partially offset by an increase in operating expenses.

North America operating income increased $27 million, or 23.1%, for the fiscal year ended October 31, 2010 compared to the fiscal year ended October 31, 2009 mainly due to an increase in gross profit partially offset by an increase in operating expenses.

Corporate

Corporate operating loss increased $117 million for the year ended October 31, 2011 compared to the fiscal year ended October 31, 2010, primarily due to a $36 million increase in acquisition, integration, and restructuring related expenses, an $18 million increase in personnel costs primarily due to increased headcount associated with business acquisitions and normal business growth, a $14 million increase in amortization of the inventory step-up related to business acquisitions, a $13 million increase in stock-based compensation expense, an $11 million increase in the provision for excess and obsolete inventory and scrap associated with discontinued product lines, a $10 million increase in the provision for excess and obsolete inventory and scrap associated with business acquisitions, a $6 million increase in amortization of step-down in deferred revenue on acquisition, a $3 million increase in product specific warranty expense, a $3 million increase in facility expense, a $2 million increase in advertising and marketing expenses, a $1 million increase in expensed software development, a $1 million increase in inventory cycle count adjustments and a $1 million increase in supply chain distribution expense. These increases were partially offset by a $2 million reduction in amortization of purchased intangible assets and a $1 million decrease in accrued royalty as a result of a settlement agreement and contract termination.

Corporate operating loss decreased $184 million or 50.8% for the year ended October 31, 2010 compared to the year ended October 31, 2009. This decrease was primarily due to the non-recurrence of the following charges incurred during the fiscal year ended October 31, 2009: a $176 million goodwill impairment charge; $2 million of remediation related expenses following the independent investigation and the restatement of our 2007 interim financial results; and $1 million in litigation and legal settlement fees. For the fiscal year ended October 31, 2010 compared to the fiscal year ended October 31, 2009, our Corporate costs were also impacted by a $16 million decrease in provision for excess and obsolete inventory and scrap charges, a $5 million decrease in restructuring charges, a $5 million reduction in manufacturing operating expenses due to the outsourcing of our Israeli manufacturing operations to a third party, and a $5 million reduction in total amortization of purchased intangible assets. Additionally, a $2 million reduction in tax accounting professional services due to more tax functions handled by in-house personnel and a $2 million decrease in stock-based compensation expense primarily as a result of the voluntary surrender of certain option grants by an executive also contributed to the reduction in Corporate costs in fiscal year 2010 compared to fiscal year 2009. These decreases were partially offset by a non recurrence of a $7 million reversal of the Lipman pre-acquisition contingency accrual for the Brazilian importation tax assessment recorded in the three months ended July 31, 2009, a $17 million increase in general operating expenses such as personnel costs, travel and operation supplies, and a $4 million increase in freight and duties due to the overall increase in sales volume and fuel costs.

Corporate operating losses are expected to increase, with base corporate spending increasing as our business grows.
Interest Expense

Interest expense was relatively flat in the fiscal year ended October 31, 2011 compared to the fiscal year ended October 31, 2010.

Interest expense increased $2 million in the fiscal year ended October 31, 2010 compared to the fiscal year ended October 31, 2009 primarily attributable to the effect of reversals of accrued interest related to Lipman pre-acquisition contingency accruals for Brazilian importation tax assessments. We reversed $1 million and $5 million of accrued interest related to Brazilian tax assessments in the fiscal years ended October 31, 2010 and 2009, respectively, which had the net effect of a year-over-year increase in interest expense of $4.0 million. This increase was partially offset by a decrease in interest expense as a result of lower effective interest rates on our Term-B loan as LIBOR rates declined substantially over the periods, a decrease in the outstanding balance of our Term-B loan due to repayment and a decrease in principal amount of our outstanding Notes due to repurchases.

Interest expense is expected to increase in the future provided that we close the planned new financing arrangement in fiscal 2012.
Interest Income

Interest income increased $1 million in the fiscal year ended October 31, 2011 compared to the fiscal year ended October 31, 2010 primarily due higher interest income from our short-term investments in Brazil where Brazilian reais typically earns over 10% interest per annum, combined with the impact of an increase in average cash balances.

Interest income for the fiscal year ended October 31, 2010 remained flat compared to the fiscal year ended October 31, 2009.
Other Income (Expense), Net

Other income (expense), net other income increased $9 million during the fiscal year ended October 31, 2011 compared to the fiscal year ended October 31, 2010 primarily attributable to a $5 million gain related to the settlement agreement we reached with Lehman Derivatives for the call options on our Notes, a $2 million bargain purchase gain on our acquisition of the Gemalto POS business which closed on December 31, 2010, a decrease of net foreign exchange loss of $2 million, a $2 million gain from adjustments to deferred acquisition consideration payable and the non recurrence of a $2 million loss on equity investment recorded in fiscal year 2010 for the Semtek acquisition. These increases were partially offset by the decrease of $3 million in the amounts reversed as a result of the expiration of the statute of limitations on certain tax contingencies.

Other income (expense), net decreased $3 million during the fiscal year ended October 31, 2010 compared to the fiscal year ended October 31, 2009 primarily due to the non-recurrence of a $8 million gain on extinguishment of debt (subsequent to the adoption of ASC 470-20) recorded during the second quarter of fiscal year 2009 and a $1 million reversal of previously accrued non-deductible penalty and interest charges after we received an Israeli tax refund in the first quarter of fiscal year 2009. We also recorded a $2 million loss on equity investment in fiscal year 2010 as a result of the Semtek acquisition. The loss represented the difference between the current fair value of our initial investment in Semtek and the cost of such investment. These decreases were partially offset by a $7 million gain on the reversal of Lipman pre-acquisition contingency accruals as a result of settlement of disputed payables and expiration of the statute of limitations on certain tax contingencies and $2 million of gain as a result of the release of sales tax and stamp duty accruals following the resolution of the underlying matters during the fiscal year ended October 31, 2010.
Provision for Income Taxes

We recorded an income tax benefit of $191 million, $21 million and an income tax provision of $9 million for the fiscal years ended October 31, 2011, 2010 and 2009, respectively. The income tax benefit recorded for the fiscal year ended October 31, 2011 was primarily attributable to the release of a portion of our valuation allowance against U.S. federal and state deferred tax assets. The income tax benefit recorded for the fiscal year ended October 31, 2010 was primarily attributable to the recognition of a worthless stock deduction.

As of October 31, 2011, on a worldwide basis we have recorded a net deferred tax asset of $147 million. The realization of the deferred tax assets is primarily dependent on us generating sufficient U.S. and foreign taxable income in future fiscal years. Based on historical profits and expectations of future results, we determined that there was sufficient positive evidence to support the release of the valuation allowance of $210.5 million against the majority of our U.S. federal and state deferred tax assets in the fourth quarter of fiscal 2011.

Additionally, we have maintained a valuation allowance on certain U.S. foreign tax credit related deferred tax assets and certain non-U.S. deferred tax assets because realization of these tax benefits through future taxable income is not more likely than not as of October 31, 2011. We intend to maintain the valuation allowances until sufficient positive evidence exists to support the reversal of the valuation allowances. The valuation allowance for deferred tax assets was $168 million and $320 million, as of October 31, 2011 and 2010, respectively. Our deferred tax asset valuation allowance decreased by $152 million for the fiscal year ended October 31, 2011 primarily attributable to the release of valuation allowance against a portion of the US federal and state deferred tax assets offset by the addition of acquired valuation allowance against certain foreign net operating loss deferred tax assets.

The tax loss carry forwards as of October 31, 2011 were primarily related to tax losses in the United States of $310 million, in Ireland of $159 million, in Brazil of $102 million, in the United Kingdom of $26 million, and various other non-U.S. countries of $60 million. Approximately $320 million of foreign tax losses may be carried forward indefinitely. The remaining balance of approximately $337 million of tax losses is subject to limited carry forward terms of 5 to 20 years.

We closed our Internal Revenue Service (“IRS”) appeal for fiscal years 2003 and 2004 during the current year. All issues that were appealed were resolved in our favor and the net result was an income tax refund. We have been notified by the IRS of an audit for fiscal years 2005-2010 related to our 5 year net operating loss carry back from fiscal 2010.

We also have certain foreign subsidiaries under audit, by foreign tax authorities, including Israel for calendar years 2006 to 2008 and India for calendar years 2005 to 2009. Although we believe we have properly provided for income taxes for the years subject to audit, the Israel and Indian taxing authorities may adopt different interpretations. We have not yet received any final determinations with respect to these audits. We have accrued tax liabilities associated with these audits. With few exceptions, we are no longer subject to tax examination for periods prior to 2003.

We have a Singapore Pioneer Tax Holiday for fiscal years 2006 through 2011 with a one year extension through our fiscal year 2012. We expect to maintain our Pioneer status tax rate of 0% in Singapore through the holiday period. The tax benefit of the tax holiday for the years ended October 31, 2011, 2010, and 2009 was $14 million ($0.14 per diluted share), $8 million ($0.10 per diluted share), and $4 million ($0.05 per diluted share), respectively.

Effective November 1, 2007, we adopted ASC 740 -10 Accounting for Uncertainty in Income Taxes. We have recorded our ASC 740 liability as a long-term liability and we will continue to recognize interest and penalties related to income tax matters in income tax expense. The amount of unrecognized tax benefits could be reduced upon closure of tax examinations or if the statute of limitations on certain tax filings expires without assessment from the tax authorities. We believe that it is reasonably possible that there could be a reduction in unrecognized tax benefits due to statute of limitation expirations in multiple tax jurisdictions during the next 12 months that is not material. Interest and penalties accrued on these uncertain tax positions will also be released upon the expiration of the applicable statutes of limitations.
Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to service our debt, finance working capital, and to make capital expenditures and investments. As of October 31, 2011, our primary sources of liquidity were cash and cash equivalents of $594.6 million as well as $25.0 million available to us under our revolving credit facility. Cash and cash equivalents included $372.8 million held by our foreign subsidiaries as of October 31, 2011. If we decide to distribute or use such cash and cash equivalents outside those foreign jurisdictions, including a distribution to the U.S., we may be subject to additional taxes or costs.

A group of five banks has committed to provide us up to $1.6 billion , of which $1.45 billion is expected to be funded at closing, under a Senior Secured Credit Agreement (the “Point Credit Agreement”).  The loan, supplemented by our cash on hand, will fund the acquisition of Point for approximately €600 million (approximately $852 million), repay Point's existing net debt of approximately €170 million (approximately $241 million), repay our existing Term B Loan and terminate our existing Credit Facility immediately, fund an escrow account to pay the interest and principal of the Notes when due, and fund certain financing costs.  The funding under the Point Credit Agreement is contingent on the closing of the Point acquisition.  If the Point acquisition does not close and thus the loans are not provided under the Point Credit Agreement, the Company may choose to repay the Notes and the Credit Facility when due with cash on hand, may attempt to restructure the Credit Facility to refinance the Notes and/or the Credit Facility, or may seek to enter into a new debt agreement to re-finance the Notes and/or the Credit Facility. The key terms of the Point Credit Agreement are expected to be as follows:

•
The Point Credit Agreement will be made up of a Term A loan, a Term B loan and a revolving loan. At our option, the Term A loan, Term B loan and the revolving loan can bear interest at  “Base Rate” or “Eurodollar Rate”. Base Rate loans bear interest at a per annum rate equal to a margin over the greater of the Federal Funds rate plus 0.50% or the JP Morgan prime rate or the one-, two-, three- or six-month LIBOR rate plus 1.00%.  For the Base Rate Term A Loan and revolving loan, the margin varies depending upon our consolidated leverage ratio and will initially be 1.75%.  For the Base Rate Term B loan, the margin will initially be 2.25% with a minimum LIBOR floor rate of 1.00%. Eurodollar Rate loans will bear interest at a margin over the one-, two-, three- or six-month LIBOR rate. For the Eurodollar Term A Loan and revolving loan, the margin will vary depending upon our consolidated leverage ratio and will initially be 2.75%.  The margin for the Eurodollar Rate Term B loan will initially be 3.25% with a minimum LIBOR floor rate of 1.00%.

•
The terms of the Point Credit Agreement will require us to comply with financial covenants, including maintaining leverage and fixed charge coverage ratios (determined on a trailing four quarter basis) at the end of each fiscal quarter. The financial covenants initially will require us to maintain a consolidated EBITDA leverage ratio of not greater than 4.25 to 1.0 and an interest coverage ratio of at least 3.5 to 1.0. Total leverage ratio is equal to total debt less cash as of the end of a reporting fiscal quarter divided by consolidated EBITDA, as adjusted, for the most recent four consecutive fiscal quarters. Interest coverage ratio is, all for the most recent four consecutive fiscal quarters, the ratio of (a) consolidated EBITDA, over (b) cash interest expense. Some of the financial covenants become more restrictive over the term of the Point Credit Agreement. Noncompliance with any of the financial covenants without cure or waiver would constitute an event of default under the Point Credit Agreement. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of repayment of the principal and interest outstanding and a termination of the loan. The Point Credit Agreement will also contain non-financial covenants that restrict some of our activities, including our ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments and engage in specified transactions with affiliates. The terms of the Point Credit Agreement will permit prepayments of principal and require prepayments of principal upon the occurrence of certain events including among others, the receipt of proceeds from the sale of assets, the receipt of excess cash flow as defined, and the receipt of proceeds of certain debt issues. The Point Credit Agreement will also contain customary events of default, including defaults based on events of bankruptcy and insolvency; nonpayment of principal, interest, or fees when due, subject to specified grace periods; breach of specified covenants; change in control; and material inaccuracy of representations and warranties. In addition, if our leverage exceeds a certain level set out in our Point Credit Agreement, a portion of our excess cash flows (determined as provided in the Point Credit Agreement) would be required to be used to pay down our Term B loans. Notwithstanding the covenants and agreements in the Point Credit Agreement that will restrict us from taking certain actions, the terms of these covenants include important exceptions and we expect that we will continue to be able to incur additional indebtedness and to make investments and restricted payments.

Our Notes, with remaining principal amount of $277 million, will be due and payable in cash in June 2012, unless repurchased earlier with cash, whether or not holders exercise their stock conversion option at that time.  We believe that we will have adequate cash available in the U.S. to meet this obligation, and we are also confident that we would be able to refinance this obligation by raising new debt.

During fiscal years 2010 and 2009, we repurchased $6 million and $34 million principal of the Notes, respectively, in open market transactions.

Our future capital requirements may vary significantly from prior periods as well as from those currently planned. These requirements will depend on a number of factors, including operating factors such as our terms and payment experience with customers and investments we may make in product or market development, as well as timing and availability of financings. We have $216 million of borrowings outstanding under our Term B Loan, which matures October 31, 2013. Finally, our capital needs may be significantly affected by any acquisition we may make in the future because of any cash consideration in the purchase price, transaction costs and restructuring costs. Based upon our current level of operations, we believe that we have the financial resources to meet our business requirements for the next year, including capital expenditures, working capital requirements, future strategic investments, and to comply with our financial covenants.

Net increase (decrease) in cash and cash equivalents in the fiscal years ended October 31, 2011, 2010, and 2009 are summarized in the following table (in thousands):

	Fiscal Year Ended October 31,
	2011	Change	2010	Change	2009
Net cash provided by (used in):
Operating activities	$174,573	$18,547	$156,026	$(46,583)	$202,609
Investing activities	(63,169)	(38,070)	(25,099)	(9,104)	(15,995)
Financing activities	38,674	49,056	(10,382)	14,170	(24,552)
Effect of foreign currency exchange rate changes on cash	(653)	(249)	(404)	(6,178)	5,774
Net increase (decrease) in cash and cash equivalents	$149,425	$29,284	$120,141	$(47,695)	$167,836
Operating Activities

Net cash provided by operating activities increased $19 million during the fiscal year ended October 31, 2011 compared to the fiscal year ended October 31, 2010, primarily due to a $19 million increase in cash flows resulted from changes in working capital.

The change in cash provided by operations before changes in working capital in fiscal year 2011 compared to fiscal year 2010 was due to a $184 million increase in net income and a $28 million increase in non cash items offset by a $212 million increase in deferred income taxes. For the fiscal year ended October 31, 2011, changes in working capital resulting in a $16 million increase to cash and cash equivalent as compared to a $3 million decrease in fiscal year 2010.

Changes in working capital during the fiscal year ended October 31, 2011 was largely attributable to the following:

•	A $42 million increase in accounts payable and accrued expense and other liabilities primarily due to increased business activities over fiscal year 2011.

•	A $23 million decrease in inventory due to timing of product purchases and shipments.

•	A $15 million increase in deferred revenues due to increase in sales volume.

•	A $6 million increase in income taxes payable.

Partially offset by:

•	A $72 million increase in accounts receivable primarily due to increased revenues , billings that were later in the fourth quarter of fiscal year 2011 than the same period in fiscal year 2010.

Net cash provided by operating activities decreased $47 million during the fiscal year ended October 31, 2010 compared to the fiscal year ended October 31, 2009, this decrease consisted of a $58 million increase cash provided by operations before changes in working capital partially offset by a $104 million decrease in cash flow resulted from changes in working capital.

The increase in cash provided by operations before changes in working capital in fiscal year 2010 compared to fiscal year 2009 was due to a $256 million increase in net income partially offset by a $181 million decrease in non cash items and $18 million decrease in deferred income taxes.

For the fiscal year ended October 31, 2010, changes in working capital resulted in a $3 million decrease in cash and cash equivalents. For the fiscal year ended October 31, 2009, changes in working capital resulted in a $102 million increase in cash and cash equivalent.

Changes working capital in fiscal year 2010 was primarily driven by a $27 million increase in prepaid expense and other assets primarily due to increases in prepaid income taxes and prepayment for consignment inventory, a $14 million increase in inventory due to revenue growth and expanding customer demand and a $14 million increase in accounts payable and other liabilities due to the timing of inventory purchases and payments. These increases were partially offset by a $37 million decrease in accounts receivable due to the timing of billings and cash collections, a $13 million increase in deferred revenues primarily as a result of an increase in revenue deferred for cash customers and increased sales of extended warranty and a $6 million increase in accrued compensation largely due to improved business performance.
Investing Activities

Net cash used in investing activities increased $38 million in the fiscal year ended October 31, 2011 compared to the fiscal year ended October 31, 2010 primarily due to increased net cash applied to acquisitions of businesses of $39 million, partially offset by $5 million in equity investments made in fiscal year 2010. In fiscal year 2011, the main uses of cash were payments of $14 million for the Gemalto POS acquisition and $36 million net cash paid in the Hypercom acquisition, and $13 million for purchases of machinery and computer equipment partially offset by $3 million net cash acquired in the CSC acquisition.

Net cash used in investing activities increased $9 million in the fiscal year ended October 31, 2010 compared to the fiscal year ended October 31, 2009 primarily due to an $9 million increase in business acquisitions and a $2 million increase in equity investments purchases. In fiscal year 2010, cash used in investing activities primarily consisted of $10 million for business acquisitions net of cash acquired, $9 million for purchases of machinery and computer equipment, $5 million for the equity investment in Trunkbow.
Financing Activities

Net cash flows from financing activities increased $49 million in the fiscal year ended October 31, 2011 compared to the fiscal year ended October 31, 2010 primarily due to a $36 million increase in proceeds from stock option exercises and the $12 million acquisition of business-noncontrolling interest in April 2010 that did not recur. The fiscal year 2011cash provided by financing activities consisted primarily of $49 million of proceeds from the exercise of stock options under our employee equity incentive plans partially offset by $10 million of repayments of debt.

Net cash flows from financing activities increased $14 million in the fiscal year ended October 31, 2010 compared to the fiscal year ended October 31, 2009 primarily to a $14 million decrease net repayments of debt and banker's acceptances and a $12 million increase in proceeds from stock option exercises partially offset by a $12 million acquisition of business-noncontrolling interest. In fiscal year 2010, net cash used in financial activities primarily consisting of $15 million of repayments of debt and banker's acceptances, and $12 million for the acquisition of the remaining noncontrolling interest of VeriFone Transportation Systems (“VTS”), partially offset by $13 million of proceeds from the exercise of stock options under our employee equity incentive plans and $4 million of proceeds from advances against banker's acceptances.

Secured Credit Facility

On October 31, 2006, our principal subsidiary, VeriFone, Inc., entered into a credit agreement (the “Credit Facility”) consisting of a Term B Loan facility of $500 million and a revolving loan permitting borrowings of up to $40 million. The Credit Facility is guaranteed by VeriFone and certain of our subsidiaries and is secured by collateral including substantially all of VeriFone's assets and stock of our subsidiaries. The maturity dates on the components of the Credit Facility are October 31, 2012 for the revolving loan and October 31, 2013 for the Term B Loan. Principal payments on the Term B Loan are due in equal quarterly installments aggregating $5 million per year over the seven-year term on the last business day of each calendar quarter with the balance due on maturity.

The available revolving loan was reduced to $25 million after Lehman Commercial Paper, Inc. declared bankruptcy in October 2008. We had no outstanding balances on the revolving loan as of October 31, 2011 and 2010. We pay a commitment fee on the unused portion of the revolving loan credit facility at a rate that varies depending upon our consolidated total leverage ratio. We were paying a commitment fee at a rate of 0.425% per annum as of October 31, 2011 and 2010.

At our option, the Term B loan and the revolving loan can bear interest at “Base Rate” or “Eurodollar Rate”. Base Rate loans bear interest at a per annum rate equal to a margin over the greater of the Federal Funds rate plus 0.50% or the JP Morgan prime rate. For the Base Rate Term B loan, the margin was 1.75% as of October 31, 2011 and 2010. For the Base Rate revolving loan, the margin varies depending upon our consolidated leverage ratio and was 1.00% as of October 31, 2011 and 2010. Eurodollar Rate loans bear interest at a margin over the one-, two-, three- or six-month LIBOR rate. The margin for the Eurodollar Rate Term B loan was 2.75% as of October 31, 2011 and 2010. The margin for the Eurodollar Rate revolving loan varies depending upon our consolidated leverage ratio and was 2.00% as of October 31, 2011 and 2010.

We repaid $284 million principal of our Term B loan through October 31, 2011. As of October 31, 2011 and 2010, the outstanding balance on the Term B loan was $216 million and $221 million, respectively.

As of October 31, 2011, the Term B loan bore interest at 2.75% over the one-month LIBOR rate of 0.25% for a total of 3.00%. As of October 31, 2010, the Term B loan bore interest at 2.75% over the one-month LIBOR rate of 0.26% for a total of 3.01%. As of October 31, 2011, the revolving loan credit facility bore interest at 2.00% over the one-month LIBOR rate of 0.25% for a total of 2.25%. As of October 31, 2010 the revolving loan credit facility bore interest at 2.00% over the one-month LIBOR rate of 0.26% for a total of 2.26%.

The terms of the Credit Facility require us to comply with financial covenants, including maintaining leverage and fixed charge coverage ratios at the end of each fiscal quarter. As of October 31, 2011, we were required to maintain a total leverage ratio of not greater than 3.5 to 1.0 and a fixed charge coverage ratio of at least 2.0 to 1.0. Total leverage ratio is equal to total debt less cash as of the end of a reporting fiscal quarter divided by consolidated EBITDA, as adjusted, for the most recent four consecutive fiscal quarters. Fixed charge coverage ratio is, all for the most recent four consecutive fiscal quarters, the ratio of (a) consolidated EBITDA, as adjusted, less capital expenditures, as adjusted, and cash tax payments, over (b) the sum of cash interest expense and scheduled debt payments. Some of the financial covenants become more restrictive over the term of the

Credit Facility. Noncompliance with any of the financial covenants without cure or waiver would constitute an event of default under the Credit Facility. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of repayment of the principal and interest outstanding and a termination of the loan. The Credit Facility also contains non-financial covenants that restrict some of our activities, including our ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures, and engage in specified transactions with affiliates. The terms of the Credit Facility permit prepayments of principal and require prepayments of principal upon the occurrence of certain events including among others, the receipt of proceeds from the sale of assets, the receipt of excess cash flow as defined, and the receipt of proceeds of certain debt issues. The Credit Facility also contains customary events of default, including defaults based on events of bankruptcy and insolvency; nonpayment of principal, interest, or fees when due, subject to specified grace periods; breach of specified covenants; change in control; and material inaccuracy of representations and warranties. In addition, if our leverage exceeds a certain level set out in our Credit Facility, a portion of our excess cash flows must be used to pay down our outstanding debt. We were in compliance with the financial and non-financial covenants as of October 31, 2011 and 2010.
1.375% Senior Convertible Notes

On June 22, 2007, we issued and sold $316 million aggregate principal amount of 1.375% Senior Convertible Notes due in June 2012 in an offering through Lehman Brothers and JP Morgan Securities Inc. (together “initial purchasers”) to qualified institutional buyers pursuant to Section 4(2) and Rule 144A under the Securities Act. The net proceeds from the offering, after deducting transaction costs, were approximately $308 million. We incurred approximately $8 million of debt issuance costs. The transaction costs, consisting of the initial purchasers' discounts and offering expenses, were primarily recorded in debt issuance costs, net and are being amortized to interest expense using the effective interest method over five years. We pay 1.375% interest per annum on the principal amount of the Notes, payable semi-annually in arrears in cash on June 15 and December 15 of each year, commencing on December 15, 2007, subject to increase in certain circumstances as described below.

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

As of October 31, 2011, none of the conditions allowing holders of the Notes to convert had been met. If a fundamental change, as defined in the Indenture, occurs prior to the maturity date, holders of the Notes may require us to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest (including additional interest, if any) up to, but excluding, the repurchase date. As of October 31, 2011, our stock price was less than the conversion price of $44.02, hence the if-converted value of the Notes did not exceed the principal amount.

In accordance with ASC 470-20 Debt with Conversion and Other Options, we separately account for the liability and equity components of the Notes. The principal amount of the liability components of the Notes was $236 million as of date of issuance, which was recognized at the present value of its cash flows using a discount rate of 7.6%, our approximate borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. The carrying value of the equity component was $80 million.

Through October 31, 2011, we had repurchased and extinguished $39 million in aggregate principal amount of our outstanding Notes. As of October 31, 2011 and 2010, the remaining principal amount of the outstanding Notes was $277 million.

In connection with the offering of the Notes, we entered into note hedge transactions with affiliates of the initial purchasers (the "counterparties"), consisting of Lehman Brothers OTC Derivatives ("Lehman Derivatives") and JPMorgan Chase Bank, National Association, London Branch. These note hedge transactions serve to reduce the potential dilution upon conversion of the outstanding Notes in the event that the volume weighted average price of our common stock on each trading day of the relevant conversion period or other relevant valuation period for the Notes is greater than $44.02 per share. The note hedge transactions are set to expire on the earlier of the last day on which any Notes remain outstanding and June 14, 2012. In addition, at the same time, we sold warrants to purchase up to approximately 7.2 million shares of our common stock at a price of $62.356 per share to these parties. The warrants expire in equal amounts on each trading day from December 19, 2013 to February 3, 2014.

The filing by Lehman Brothers of a voluntary Chapter 11 bankruptcy petition in September 2008 constituted an “event of default” under the note hedge transaction with Lehman Derivatives and the related guaranty by Lehman Brothers, giving us the immediate right to terminate the note hedge transaction with them and entitling us to claim reimbursement for the loss incurred in terminating and closing out the transaction. In June 2011, we reached a settlement with Lehman Derivatives whereby we agreed to (a) cancel the note hedge with them and (b) consent to the assignment of warrants held by them to a third party in return for an allocated unsubordinated non-priority general unsecured claim against them in the amount of $9 million. Subsequently, in July 2011 we sold this claim without recourse for $5 million, and thus reflected a $5 million realized gain on the sale of this claim, in Other Income (Expenses), net on our Consolidated Statement of Operations for the year ended October 31, 2011.

As of October 31, 2011, we held the remaining note hedge transactions that reduce the potential dilution by one half upon conversion of the outstanding Notes in the event certain conditions are met.

In addition, we sold warrants to the counterparties whereby they have the option to purchase up to approximately 7.2 million shares of our common stock at a price of $62.356 per share. We received approximately $31 million in cash proceeds from the sale of these warrants. The warrants expire progressively from December 19, 2013 to February 3, 2014.

The cost incurred in connection with the note hedge transactions and the proceeds from the sale of the warrants, are included as a net reduction in additional paid-in capital in the accompanying Consolidated Balance Sheets as of October 31, 2011 and 2010, in accordance with the guidance in ASC 815-40 Derivatives and Hedging-Contracts in Entity's Own Equity.
Contractual Commitments

The following table summarizes our contractual obligations as of October 31, 2011 (in thousands):

	For the Fiscal Years Ending October 31,						Total
	2012	2013	2014	2015	2016	Thereafter
Term B Loan (including interest) (1)	$11,526	$217,606	$—	$—	$—	$—	$229,132
Senior convertible notes (including interest)	281,062	—	—	—	—	—	281,062
Capital lease obligations and other loans	95	44	44	44	44	562	833
Operating leases	28,329	16,381	11,984	6,880	3,357	440	67,371
Minimum purchase obligations	119,957	19,407	—	—	—	—	139,364
	$440,969	$253,438	$12,028	$6,924	$3,401	$1,002	$717,762

(1)	Interest in the above table has been calculated using the rate in effect at October 31, 2011.

We expect that we will be able to fund our remaining obligations and commitments with cash flows from our operations.

To the extent we are unable to fund these obligations and commitments with cash flows from operations, we intend to fund these obligations and commitments with proceeds from the $25 million available under our revolving loan under our secured credit facility or future debt or equity financings.
Manufacturing Agreements

We work on a purchase order basis with third-party contract manufacturers with facilities primarily located in China, Singapore, Malaysia, Brazil, Germany, Romania, and Israel, and component suppliers located throughout the world to supply nearly all of our finished goods inventories, spare parts, and accessories. We generally provide each such supplier with a purchase order to cover the manufacturing requirements, which constitutes a binding commitment by us to purchase materials and finished goods produced by the manufacturer as specified in the purchase order. Most of these purchase orders are considered to be non-cancelable and are expected to be paid within one year of the issuance date. As of October 31, 2011, the amount of purchase commitments issued to contract manufacturers and component suppliers totaled approximately $139 million. Of this amount, $17 million has been recorded in Other Current Liabilities in the accompanying Consolidated Balance Sheets because these commitments are not expected to have future value to us.

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
Quarterly Consolidated Statements of Operations (Unaudited)

The tables below sets forth selected unaudited financial data for each quarter for the last two fiscal years (in thousands, except for per share amounts):

	First Quarter	Second Quarter	Third Quarter(1)	Fourth Quarter(2)(3)(4)
Fiscal Year Ended October 31, 2011
Net revenues:
System Solutions	$225,707	$235,334	$253,659	$319,211
Services	58,058	57,112	63,292	91,493
Total net revenues	283,765	292,446	316,951	410,704
Cost of net revenues:
System Solutions	140,140	137,596	150,621	227,154
Services	32,134	32,265	34,718	57,488
Total cost of net revenues	172,274	169,861	185,339	284,642
Gross profit	111,491	122,585	131,612	126,062
Operating expenses:
Research and development	21,642	25,402	27,457	34,654
Sales and marketing	28,306	31,139	32,769	46,053
General and administrative	24,016	27,041	28,657	44,073
Amortization of purchased intangible assets	2,316	1,665	1,980	8,870
Total operating expenses	76,280	85,247	90,863	133,650
Operating income	35,211	37,338	40,749	(7,588)
Interest expense	(7,570)	(7,465)	(7,963)	(5,952)
Interest income	283	287	479	1,546
Other income (expense), net	1,651	(1,874)	6,154	5,706
Income before income taxes	29,575	28,286	39,419	(6,288)
Provision for (benefit from) income taxes	(2,456)	3,086	13,072	(205,114)
Net income	$32,031	$25,200	$26,347	$198,826
Basic net income per share	$0.37	$0.29	$0.29	$1.90
Diluted net income per share	$0.35	$0.27	$0.28	$1.84

(1)
In June 2011, in connection with a settlement agreement reached with Lehman Derivatives related to our 1.375% Senior Convertible Notes call options with Lehman Derivatives, we recorded a $4.6 million gain in Other Income (Expenses), net on our Consolidated Statement of Operations.

(2)
We acquired Hypercom Corporation on August 4, 2011 for $644.6 million and its results of operations are included from the date of acquisition. In addition, we incurred approximately $32.8 million of transaction and integration costs related to our acquisitions in fiscal year 2011.

(3)
In the fourth quarter of fiscal year 2011, we reduced our accrual related to claims against our Brazilian subsidiary (which was acquired by us due to our acquisition of Lipman) by $5.2 million (9.5 million Brazilian reais) as the statute of limitations expired on certain tax contingencies. Of this amount, $3.1 million (which represent accrued penalties) was reflected as other income (expense), net, and $2.1 million (which consisted of accrued interest related to the claims) was reversed against interest expense.

(4)
We reduced our valuation allowance in the fourth quarter of fiscal year 2011 resulting in a tax benefit of $210.5 million because there was sufficient positive evidence of our ability to generate sufficient U.S. and foreign income in future fiscal years to recognize a portion of our deferred tax assets in the U.S.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Fiscal Year Ended October 31, 2010
Net revenues:
System Solutions	$188,014	$199,548	$213,091	$228,296
Services	35,386	41,164	48,364	47,674
Total net revenues	223,400	240,712	261,455	275,970
Cost of net revenues:
System Solutions	120,085	126,013	138,330	146,393
Services	21,409	25,489	27,630	25,876
Total cost of net revenues	141,494	151,502	165,960	172,269
Gross profit	81,906	89,210	95,495	103,701
Operating expenses:
Research and development	17,100	17,811	18,888	20,428
Sales and marketing	20,475	22,415	24,145	27,631
General and administrative	20,481	19,680	21,327	22,883
Amortization of purchased intangible assets	4,492	3,605	3,544	2,983
Total operating expenses	62,548	63,511	67,904	73,925
Operating income	19,358	25,699	27,591	29,776
Interest expense	(7,254)	(7,134)	(7,468)	(6,488)
Interest income	296	258	334	390
Other income (expense), net	(1,760)	982	1,478	2,187
Income before income taxes	10,640	19,805	21,935	25,865
Provision for (benefit from) income taxes	19	(420)	3,396	(23,577)
Net income	$10,621	$20,225	$18,539	$49,442
Basic net income per share	$0.13	$0.24	$0.22	$0.58
Diluted net income per share	$0.12	$0.23	$0.21	$0.55

(1)
We reduced our accrual related to claims against our Brazilian subsidiary (prior to our acquisition of that subsidiary from Lipman) by $7.7 million (13.1 million Brazilian reais) as a result of a settlement of disputed payables and expiration of the statute of limitations on certain tax contingencies. Of this amount, $6.6 million was reflected as other income (expense), net, and $1.1 million which consisted of accrued interest related to the claim was reversed against interest expense. In addition, we recorded an income tax benefit of $54.0 million in the fourth quarter ended October 31, 2010 primarily due to a worthless stock deduction. We determined that one of our U.K. Subsidiaries was insolvent on a fair market value basis and that it became worthless during the year resulting in a worthless stock deduction of $154 million for tax purposes.

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

Interest Rate Risk
We are exposed to interest rate risk related to our borrowings under the credit facility we entered into on October 31, 2006. These borrowings generally bear interest based upon the one or three-month LIBOR rate. As of October 31, 2011, a 50 basis point increase in interest rates on our borrowings subject to variable interest rate fluctuations would increase our interest expense by approximately $1 million annually. We generally invest most of our cash in overnight and short-term instruments, which would earn more interest income if market interest rates rise and less interest income if market interest rates fall.

Foreign Currency Transaction Risk

A majority of our sales are made to customers outside the United States. A substantial portion of the net revenues we generate from such sales is denominated in currencies other than the U.S. dollar. Additionally, portions of our cost of net revenues and operating expenses are incurred by our international operations and are denominated in local currencies. For consolidated reporting, revenue and expenses denominated in non-U.S. currencies are translated to U.S. dollars at average currency exchange rates for the period (“P&L Exposures”). Thus, even if foreign operations results were stable, fluctuating currency rates may produce volatile reported results. We have made limited efforts to mitigate P&L Exposures by hedging with currency derivatives. As of October 31, 2011 and 2010, we have no foreign exchange forward contracts designated as a cash flow hedge pursuant to Accounting Standard Codification 815 Derivatives and Hedging.

We may in the future use foreign exchange forward or option contracts to hedge P&L Exposures, depending upon the risks of the exposures, the costs of hedging, and other considerations. However, hedges of P&L Exposures will only mitigate a portion of our risk and only for a short period. We will remain subject to the currency risk of P&L Exposures.

The balance sheets of our U.S. and international businesses have monetary assets and liabilities denominated in currencies other than the primary currency of such business (“Balance Sheet Exposures”), such as Canadian dollar receivables held by our U.S. business, or U.S. dollar payables of our U.K. business. As exchange rates fluctuate, Balance Sheet Exposures generate foreign currency transaction gains and losses, which are included in other income (expense), net in the Consolidated Statements of Operations. Most Balance Sheet Exposures will settle in cash or convert from a foreign currency to a local currency in the foreseeable future, at which time the impact of rate fluctuations will be realized and we will receive or dispense more or less cash than the value originally recorded.  Such exposures are termed “Near-Term Balance Sheet Exposures.”  Some Balance Sheet Exposures may not be settled in the foreseeable future in management's estimation and thus the cash impact of their currency gains or losses is not expected to be felt in the foreseeable future.

We have in the past run and expect to continue to run a hedging program to mitigate the risk of Near-Term Balance Sheet Exposures by entering into foreign exchange forward contracts. Therefore, the hedging program's objective is to have gains or losses of the foreign exchange forward contracts largely offset the losses or gains of the Near-Term Balance Sheet Exposures. The unrealized gains of foreign exchange forward contracts are included in Prepaid Expenses and Other Current Assets in the Consolidated Balance Sheets; the unrealized losses are included in Other Current Liabilities in the Consolidated Balance Sheets. The contracts are marked-to-market on a monthly basis with gains and losses included in other income (expense), net in the Consolidated Statements of Operations. In some instances, we seek to hedge transactions that are expected to become Near-Term Balance Sheet Exposures in the very short-term, generally within one month. We do not use foreign exchange forward contracts for speculative or trading purposes.

Our outstanding foreign exchange forward contracts as of October 31, 2011 are presented in the table below. All forward contracts are representative of the expected payments to be made under these instruments. The fair market value of the contracts represents the difference between the spot currency rate at October 31, 2011 and the contracted rate. All of these forward contracts mature within 35 days of October 31, 2011 (in thousands):

	Currency	Local Currency Contract Amount	Currency	Contracted Amount	Fair Market Value at October 31, 2011
Contracts to buy USD
Argentine peso	ARS	(10,000)	USD	2,315	$39
Canadian Dollar	CAD	(3,700)	USD	3,720	(1)
Chinese yuan	CNY	(90,000)	USD	14,128	11
Euro	EUR	(17,300)	USD	24,555	3
British Pound	GBP	(10,000)	USD	16,098	(7)
Indian Rupee	INR	(350,000)	USD	7,006	(31)
Korean Won	KRW	(1,500,000)	USD	1,318	(25)
Mexican peso	MXN	(59,000)	USD	4,479	5
Polish Zloty	PLN	(23,000)	USD	7,325	(250)
SA Rand	ZAR	(49,000)	USD	6,343	—
					$(256)

As of October 31, 2011, our Balance Sheet Exposures amounted to $156 million and were partially offset by forward contracts with a notional amount of $87 million. Based on our net exposures as of October 31, 2011, a 10% movement in currency rates would result in a gain or loss of $7 million. As of October 31, 2011, our Near-Term Balance Sheet Exposures, which represent the Balance Sheet Exposures less an Israeli shekel payable equivalent to $55 million that we do not expect to be settled in the near term, amounted to $100 million and, thus a 10% movement in currency rates would result in a gain or loss of $1 million that we would expect to be realized in the foreseeable future.

Hedging of our Balance Sheet Exposures may not always be effective to protect us against currency exchange rate fluctuations, particularly in the event of imprecise forecasts of non-U.S. denominated assets and liabilities. In addition, at times we have not fully hedged our Balance Sheet Exposures, leaving us at risk to foreign exchange gains and losses on the un-hedged amounts. Furthermore, historically we have not hedged our P&L Exposures. Accordingly, if there were an adverse movement in exchange rates, we might suffer significant losses. For instance, for the fiscal years ended October 31, 2011, 2010 and 2009, we recorded $1 million, $3 million and $2 million in net foreign exchange losses, respectively, despite our hedging activities.
Equity Price Risk

In June 2007, we sold $316 million aggregate principal amount of 1.375% Senior Convertible Notes due June 2012 (the “Notes”) which may be converted prior to maturity into cash and shares of our common stock upon the occurrence of certain events. In April 2009, we repurchased and extinguished $34 million par value of our outstanding Notes. In December 2009, we repurchased and extinguished an additional $5 million par value of our outstanding Notes. As of October 31, 2011, the remaining par value of the Notes was $277 million. The conversion price of the Notes at issuance was approximately $44.02 per share. Upon conversion, we would pay the holder the cash value of the applicable number of shares of our common stock, up to the principal amount of the Notes. Amounts in excess of the principal amount, if any, would be paid in our common stock. Concurrently with the issuance of the Notes, we entered into note hedge transactions with Lehman Brothers OTC Derivatives (“Lehman Derivatives”) and JP Morgan Chase Bank National Association, London Branch that serve to reduce the financial impact from the conversion of the Notes and to mitigate any negative effect such conversion may have on the price of our common stock, as well as to reduce the potential dilution upon conversion of the outstanding Notes in the event that the volume weighted average price of our common stock on each trading day of the relevant conversion period or other relevant valuation period for the Notes is greater than $44.02. We also sold warrants to the same counterparties allowing them to purchase 7.2 million shares of our common stock at a price of approximately $62.356 per share in equal share amounts on each trading day from December 19, 2013 to February 3, 2014.

The filing by Lehman Brothers of a voluntary Chapter 11 bankruptcy petition in September 2008 constituted an “event of default” under the note hedge transactions with Lehman Derivatives and the related guaranty by Lehman Brothers, giving us the immediate right to terminate the note hedge transaction with them and entitling us to claim reimbursement for the loss incurred in terminating and closing out the transaction. In June 2011, we reached a settlement with Lehman Derivatives whereby we agreed to (a) cancel the note hedge with them and (b) consent to the assignment of warrants held by them to a third party in return for an allocated unsubordinated non-priority general unsecured claim against Lehman Derivatives in the amount of $9 million. Subsequently, in July 2011 we sold this claim without recourse for $5 million, and thus reflected a $5 million realized gain on the sale of this claim, in Other Income (Expenses), net in the Consolidated Statement of Operations for the fiscal year ended October 31, 2011.

As of October 31, 2011, we held the remaining note hedge transactions that reduce by one half of the potential dilution upon conversion of the outstanding Notes in the event that the volume weighted average price of our common stock on each trading day of the relevant conversion period or other relevant valuation period for the Notes is greater than $44.02. There is no impact if the share price of our common stock is below $44.02 upon conversion of the Notes. For every $1 that the share price of our common stock exceeds $44.02, we expect to issue the equivalent of $3 million worth of shares of our common stock if all of the Notes are converted after taking into account the benefit of our remaining note hedge transactions.

Because of the outstanding warrants to purchase approximately 7.2 million of our shares of common stock at approximately $62.356 per share, for every $1 that the share price of our common stock exceeds $62.356 in each of the 30 trading days from December 19, 2013 to February 3, 2014, we will be required to issue the equivalent of $7 million worth of shares of our common stock.

Information on the share price of our common stock may be found under Part II Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
VeriFone Systems, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of VeriFone Systems, Inc. and subsidiaries as of October 31, 2011 and 2010, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended October 31, 2011. These financial statements are the responsibility of VeriFone Systems, Inc. and subsidiaries' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VeriFone Systems, Inc. and subsidiaries at October 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1, VeriFone Systems, Inc. and subsidiaries changed its method of accounting for revenue recognition effective November 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), VeriFone Systems, Inc. and subsidiaries' internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 22, 2011 expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP
San Jose, California
December 22, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
VeriFone Systems, Inc. and subsidiaries

We have audited VeriFone Systems, Inc. and subsidiaries' internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). VeriFone Systems, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on VeriFone Systems Inc. and subsidiaries' internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Hypercom Corporation, which is included in the October 31, 2011 consolidated financial statements of VeriFone Systems, Inc. and subsidiaries and constituted 9 percent and 7 percent of total and net assets, respectively, as of October 31, 2011 and 5 percent of revenues, for the year then ended October 31, 2011. Our audit of internal control over financial reporting of VeriFone Systems, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of Hypercom Corporation.
In our opinion, VeriFone Systems, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 31, 2011, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VeriFone Systems, Inc. and subsidiaries as of October 31, 2011 and 2010, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended October 31, 2011 and our report thereon dated December 22, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California
December 22, 2011

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended October 31,
	2011	2010	2009
	(In thousands, except per share data)
Net revenues:
System Solutions	$1,033,911	$828,949	$727,650
Services	269,955	172,588	117,064
Total net revenues	1,303,866	1,001,537	844,714
Cost of net revenues:
System Solutions	655,511	530,821	496,459
Services	156,605	100,404	66,126
Total cost of net revenues	812,116	631,225	562,585
Gross profit	491,750	370,312	282,129
Operating expenses:
Research and development	109,155	74,227	65,148
Sales and marketing	138,267	94,666	73,544
General and administrative	123,789	84,371	76,468
Impairment of goodwill	—	—	175,512
Amortization of purchased intangible assets	14,829	14,624	20,423
Total operating expenses	386,040	267,888	411,095
Operating income (loss)	105,710	102,424	(128,966)
Interest expense	(28,950)	(28,344)	(26,476)
Interest income	2,595	1,278	1,517
Other income, net	11,637	2,887	5,716
Income (loss) before income taxes	90,992	78,245	(148,209)
Provision for (benefit from) income taxes	(191,412)	(20,582)	9,246
Net income (loss)	$282,404	$98,827	$(157,455)
Net income (loss) per share:
Basic	$3.06	$1.16	$(1.86)
Diluted	$2.92	$1.13	$(1.86)
Weighted average number of shares used in computing net income (loss) per share:
Basic	92,414	85,203	84,473
Diluted	96,616	87,785	84,473

The accompanying notes are an integral part of these consolidated financial statements.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31,
	2011	2010
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$594,562	$445,137
Accounts receivable, net of allowances of $5,658 and $5,862	294,440	132,988
Inventories	144,316	111,901
Deferred tax assets	39,040	10,953
Prepaid expenses and other current assets	88,090	60,112
Total current assets	1,160,448	761,091
Property, plant, and equipment, net	65,504	46,007
Purchased intangible assets, net	263,767	50,121
Goodwill	561,414	169,322
Deferred tax assets	205,496	9,933
Other assets	56,932	38,852
Total assets	$2,313,561	$1,075,326
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$144,278	$64,016
Income taxes payable	9,116	651
Accrued compensation	51,515	27,929
Accrued warranty	20,358	10,898
Deferred revenue, net	68,824	55,264
Deferred tax liabilities	4,960	400
Accrued expenses	74,775	43,653
Other current liabilities	57,399	51,715
Senior convertible notes	266,981	—
Short-term debt	5,074	5,280
Total current liabilities	703,280	259,806
Accrued warranty	1,674	1,849
Deferred revenue, net	31,467	22,344
Long-term debt, less current portion	211,756	468,231
Deferred tax liabilities	92,594	62,081
Other long-term liabilities	77,297	53,552
Total liabilities	1,118,068	867,863
Commitments and contingencies
Redeemable noncontrolling interest	855	866
Stockholders’ equity:
Preferred Stock: 10,000 shares authorized as of October 31, 2011 and 2010; no shares issued and outstanding as of October 31, 2011 and 2010	—	—
Common stock: $0.01 par value, 200,000 shares authorized as of October 31, 2011 and October 31, 2010; 105,826 and 86,832 shares issued and 105,697 and 86,759 outstanding as of October 31, 2011 and October 31, 2010	1,058	868
Additional paid-in capital	1,468,862	763,212
Accumulated deficit	(269,056)	(551,460)
Accumulated other comprehensive loss	(6,671)	(6,595)
Total stockholders’ equity	1,194,193	206,025
Noncontrolling interest	445	572
Total equity	1,194,638	206,597
Total liabilities and equity	$2,313,561	$1,075,326
The accompanying notes are an integral part of these consolidated financial statements.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock Voting		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total VeriFone Stockholders' Equity	Non- controlling Interest	Total Equity
	Shares	Amount
			(In thousands)
Balance as of October 31, 2008	84,443	$845	$704,221	$(492,832)	$(10,492)	$201,742	$2,058	$203,800
Issuance of common stock, net of issuance costs	101	—	403	—	—	403	—	403
Stock-based compensation	—	—	22,873	—	—	22,873	—	22,873
Comprehensive income (loss):
Net income (loss)	—	—	—	(157,455)		(157,455)	343	(157,112)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	4,297	4,297	—	4,297
Unrealized loss on cash flow hedge	—	—	—	—	(82)	(82)	—	(82)
Unfunded portion of pension plan obligations	—	—	—	—	240	240	—	240
Total comprehensive income (loss)						(153,000)	343	(152,657)
Balance as of October 31, 2009	84,544	845	727,497	(650,287)	(6,037)	72,018	2,401	74,419
Issuance of common stock, net of issuance costs	2,288	23	26,088	—	—	26,111	—	26,111
Stock-based compensation	—	—	21,066	—	—	21,066	—	21,066
Equity transactions with consolidated subsidiaries’ minority shareholders	—	—	(13,646)	—	—	(13,646)	(1,960)	(15,606)
Fair value adjustment for CCTM business combination	—	—	2,400	—	—	2,400	—	2,400
Dividends paid to minority interest shareholders	—	—	—	—	—	—	(394)	(394)
Repurchase of convertible debt	—	—	(193)	—	—	(193)	—	(193)
Comprehensive income:
Net income	—	—	—	98,827	—	98,827	525	99,352
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	(874)	(874)	—	(874)
Unrealized income on cash flow hedge	—	—	—	—	95	95	—	95
Unfunded portion of pension plan obligations	—	—	—	—	221	221	—	221
Total comprehensive income						98,269	525	98,794
Balance as of October 31, 2010	86,832	868	763,212	(551,460)	(6,595)	206,025	572	206,597
Issuance of common stock, net of issuance costs	3,392	34	46,674	—	—	46,708	—	46,708
Common stock issued for business combinations	15,602	156	608,033	—	—	608,189	—	608,189
Fair value of options assumed in business combination	—	—	16,243	—	—	16,243	—	16,243
Stock-based compensation	—	—	34,144	—	—	34,144	—	34,144
Tax benefits on stock-based compensation	—	—	556	—	—	556	—	556
Dividends paid to minority interest shareholders	—	—	—	—	—	—	(418)	(418)
Comprehensive income
Net income	—	—	—	282,404	—	282,404	291	282,695
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	(568)	(568)	—	(568)
Unrealized gain on available for sale equity investment	—	—	—	—	750	750	—	750
Unfunded portion of pension plan obligations	—	—	—	—	(258)	(258)	—	(258)
Total comprehensive income						282,328	291	282,619
Balance as of October 31, 2011	105,826	$1,058	$1,468,862	$(269,056)	$(6,671)	$1,194,193	$445	$1,194,638

The accompanying notes are an integral part of these consolidated financial statements.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities
Net income (loss)	$282,404	$98,827	$(157,455)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, net	48,318	46,602	64,230
Stock-based compensation	34,144	21,066	22,873
Non-cash interest expense	15,695	14,479	13,995
Gain on bargain purchase of business	(1,772)	—	—
Impairment of goodwill	—	—	175,512
Impairment of equity investment	—	1,852	—
Gain on extinguishment of debt	—	(61)	(7,479)
(Gain) Loss on adjustments to acquisition related balances, net	6,479	(10,299)	(14,870)
Deferred income taxes	(227,034)	(15,439)	1,726
Other non-cash items	454	1,699	2,455
Net cash provided by operating activities before changes in working capital	158,688	158,726	100,987
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable, net	(72,386)	37,405	13,034
Inventories	23,224	(14,373)	72,544
Prepaid expenses and other assets	(1,824)	(27,290)	24,138
Accounts payable	29,461	(26,636)	5,906
Income taxes payable	6,441	(2,072)	465
Accrued compensation	1,623	6,238	1,393
Accrued warranty	2,164	(1,071)	3,791
Deferred revenue, net	14,801	12,521	2,982
Accrued expenses and other liabilities	12,381	12,578	(22,631)
Net cash provided by operating activities	174,573	156,026	202,609

Cash flows from investing activities
Purchases of property, plant, and equipment	(12,973)	(8,556)	(9,728)
Software development costs capitalized	(1,838)	(3,022)	(2,326)
Acquisition of businesses, net of cash and cash equivalents acquired	(49,231)	(10,136)	(1,330)
Purchases of equity investments	—	(5,000)	(2,721)
Other	873	1,615	110
Net cash used in investing activities	(63,169)	(25,099)	(15,995)

Cash flows from financing activities
Proceeds from debt and advance against banker’s acceptances	73	3,561	8,638
Repayments of debt and advances against banker’s acceptances	(10,233)	(14,606)	(33,763)
Proceeds from issuance of common stock through employee equity incentive plans	48,534	12,797	475
Acquisition of business — noncontrolling interest	—	(11,740)	—
Other	300	(394)	98
Net cash provided by (used in) financing activities	38,674	(10,382)	(24,552)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(653)	(404)	5,774
Net increase in cash and cash equivalents	149,425	120,141	167,836
Cash and cash equivalents, beginning of year	445,137	324,996	157,160
Cash and cash equivalents, end of year	$594,562	$445,137	$324,996

Supplemental disclosures of cash flow information
Cash paid for interest	$10,620	$10,808	$15,564
Cash paid (refunded) for income taxes	$(2,897)	$12,561	$(2,666)
Schedule of noncash transactions
Issuance of common stock and stock options for business acquisitions	$624,432	$17,585	$—

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
On August 4, 2011, we completed our acquisition of Hypercom Corporation ("Hypercom"), a provider of electronic payment solutions and value-added services at the point of transaction, by means of a merger of one of our wholly-owned subsidiaries with and into Hypercom such that Hypercom became a wholly-owned subsidiary of VeriFone following the merger.  In connection with the merger we issued 14,462,629 shares of VeriFone common stock, par value $0.01 per share in exchange for all the outstanding common stock of Hypercom, and options to acquire Hypercom common stock were converted into options exercisable for approximately 814,638 shares of VeriFone common stock.  Immediately prior to the merger, Hypercom divested its United States ("U.S."), United Kingdom (“U.K.”) and Spain businesses to independent third parties.  As part of closing, Hypercom paid off its outstanding long term debt, totaling approximately $71 million, with cash provided by VeriFone.

Basis of Presentation
The accompanying consolidated financial statements include the accounts of VeriFone and our wholly-owned and majority-owned subsidiaries. Amounts pertaining to the noncontrolling ownership interests held by third parties in the operating results and financial position of our majority-owned subsidiaries are reported as noncontrolling interests. All inter-company accounts and transactions have been eliminated. The consolidated financial statements also include the results of companies acquired by us from the date of each acquisition.
Certain amounts reported in previous periods have been reclassified to conform to the current period presentation. The reclassifications did not affect previously reported revenues, total operating expense, operating income, net income, or total equity.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The estimates and judgments affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, we evaluate our estimates including those related to product returns, bad debts, inventories, goodwill and intangible assets, income taxes, warranty obligations, contingencies, share-based compensation and litigation, among others. We base our estimates on historical experience and information available to us at the time that these estimates. Actual results could differ materially from these estimates.
Foreign Currency
We determine the functional currency for VeriFone and our subsidiaries by reviewing the currencies in which their respective operating activities occur. We translate assets and liabilities of our non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates at the balance sheet dates. Revenue and expenses for these subsidiaries are translated using average rates which approximate those in effect during the period. Foreign currency translation gains and losses are included in stockholders' equity as a component of accumulated other comprehensive income (loss) in the accompanying Consolidated Balance Sheets.
Subsidiaries that use the U.S. dollar as their functional currency remeasure their non-U.S. dollar monetary assets and liabilities using exchange rates at the balance sheet dates, and nonmonetary assets and liabilities using historical rates. Gains and losses from these remeasurements are recorded as other income (expense), net in the accompanying Consolidated Statement of Operations.
Revenue Recognition

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our sources of revenue include: (1) products, which includes the sale of electronic payment systems with incidental software; (2) services (primarily repairs, customer support for hardware or software, installations and deployments, transaction processing and extended warranties); (3) Software (software used by small merchants to facilitate the processing of credit and debit transactions, card management software), which includes mobile payments, software to manage electronic payment solutions and encryption; and (4) media solutions, which includes selling advertising (or "placements") in and on taxi cabs and displays at gas dispensers.
Our revenue recognition policies are consistent with applicable revenue recognition guidance and interpretations, including the requirements of Accounting Standard Codification ("ASC") 605 Revenue Recognition, ASC 985-605 Software, and other applicable revenue recognition guidance and interpretations.
We adopted the provisions of Accounting Standards Update ("ASU") No. 2009-13, Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements and ASU 2009-14, Software (Topic 985) - Certain Revenue Arrangements that include Software Elements in fiscal year 2010 on a prospective basis to all arrangements entered into or materially modified since the beginning of fiscal year 2010. The impact of the adoption was not material to our results for fiscal year 2010.
Most of our products and service offerings qualify as separate units of accounting. We recognize revenue related to product sales when title and risk of loss have passed to our customers and all of the following criteria are met: (i) there is persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collection is reasonably assured.

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
As a System Solutions provider, our sales arrangements often involve multiple deliverables such as services (i.e. installations, consulting, customer support, product maintenance, etc.) in addition to electronic payment devices.
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
At the inception of an agreement, we allocate the arrangement consideration to each deliverable qualifying as a separate unit of accounting in an arrangement based on our relative selling price. We determine the estimated selling price ("ESP") using vendor specific objective evidence (“VSOE”), if it exists, and otherwise third-party evidence (“TPE”). If neither VSOE nor TPE exists for a unit of accounting, we use best estimated selling price (“BESP”).
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

When we are unable to establish selling price using VSOE or TPE, we use BESP when allocating the arrangement consideration. The objective of BESP is to determine the price at which we would enter into a transaction with the customer and the product or service was to be sold by us on a standalone basis. Our determination of BESP involves a weighting of several factors based on the specific facts and circumstances of the arrangement. Specifically, we consider the cost to produce the deliverable, the anticipated margin on that deliverable, the economic conditions and trends, the selling price and profit margin for similar parts and our ongoing pricing strategy and policies.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We determine ESP based on the specific facts and circumstances of the arrangement. We analyze the ESP used in the allocation of arrangement consideration at least annually. ESP will be analyzed on a more frequent basis if a significant change in our business necessitates a more timely analysis or if we experience significant variances in our selling prices.
We also enter into multiple-element arrangements that may include a combination of various software related and non-software related products and services offerings including electronic payment systems, electronic payment systems support, new software licenses, software license updates and product support and consulting. In such arrangements, we evaluate if a tangible product includes software. If a tangible hardware product includes software and if both hardware and software components work together to deliver the product's essential functionality then we will treat the entire product as non-software element. Next, we allocate the total arrangement consideration between the software group of elements as a whole and the non-software elements based on their relative selling prices. We then further allocate consideration within the software group to the respective elements within that group following the guidance in ASC 985-605 and our policies described above. After the arrangement consideration has been allocated to the elements, we account for each respective element in the arrangement separately.
In addition, distributors and resell partners purchase products or services on a stand-alone basis for the purpose of stocking for resale to an end-user. We do not consider such transactions to be multiple-element arrangements.
Net revenues from services such as customer support and product maintenance are initially deferred and then recognized on a straight-line basis over the term of the contract. Net revenues from services such as installations, equipment repairs, transactions processing, refurbishment arrangements, training, and consulting are recognized as the services are rendered.
Advertising revenues are recognized as the services are performed.
For software development contracts, we recognize revenue using the completed contract method pursuant to ASC 605-35. During the period of performance of such contracts, billings and costs are accumulated on the balance sheet, but no profit is recorded before completion or substantial completion of the work. We use customers' acceptance of such products as the specific criteria to determine when such contracts are substantially completed. Provisions for losses on software development contracts are recorded in the period they become evident.
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
Fair Value of Financial Instruments
We apply the provisions of ASC 820, Fair Value Measurements and Disclosures, to our financial instruments that we are required to carry at fair value pursuant to other accounting standards, including investments in equity securities and our derivative financial instruments. We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value, we consider the principal or most advantageous market in which we transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.
Financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, long-term debt, foreign exchange forward contracts, investments in equity securities and equity derivatives, Israeli severance funds, and penalties on the 1.375% Senior Convertible Notes (“Notes”). The estimated fair value of cash, accounts receivable, and accounts payable approximates their carrying value. Cash equivalents, foreign exchange forward contracts, investments in equity securities and equity derivatives, Israeli severance funds, and penalties on the Notes are recorded at fair value.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair value of long-term debt related to the Term B loan approximates its carrying value since the rate of interest on the long-term debt adjusts to market rates on a periodic basis. The fair value of the Notes was approximately $304.6 million (par value of $277.3 million) and $282.1 million (par value of $277.3 million) as of October 31, 2011 and 2010, respectively.

Derivative Financial Instruments
We account for our financial derivatives in accordance with ASC 815, Derivatives and Hedging, which require that every derivative financial instrument be recorded on the balance sheet as an asset or liability measured at its fair value as of the reporting date. Changes in the fair value of derivatives that do not qualify or are not effective as hedges are recognized currently in earnings. We do not use derivative financial instruments for speculative or trading purposes, nor do we hold or issue leveraged derivative financial instruments.
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

Consigned inventories from our contract manufacturers where title has not been transferred to us are excluded from our inventories. In certain circumstances, we are obligated to prepay deposits to our contract manufacturers based on a percentage of the value of the inventories consigned to us and after a certain period of time has elapsed, we may be required to prepay the full amount if we have not taken title to the inventory. Generally, we take title to consigned inventories when we ship to our customers, and record the full cost of the inventories as cost of net revenues at that time. We must purchase the consigned inventories from our contract manufacturers after certain agreed upon period of time, ranging from 30 days to one year. Prepayments for consigned inventory are included in Prepaid Expenses and Other Current Assets in the Consolidated Balance Sheets.  Consigned inventories are included in our calculation of minimum order commitments from our contract manufacturers.
Property, Plant, and Equipment, net
Property, plant, and equipment are stated at cost, net of accumulated depreciation and amortization. Property, plant, and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, generally ranging from 3 to 10 years, except buildings which are depreciated from 40 to 50 years. Equipment under capital leases is recorded at the lower of the present value of the minimum lease payments at the beginning of the lease term or the fair value of the assets and is amortized on a straight-line basis over the shorter of the term of the related lease or the estimated useful life of the asset. Amortization of assets under capital leases is included with depreciation expense.
Research and Development Costs
Research and development costs are expensed when incurred. Software development costs, including costs to develop

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

software products or the software component of products, are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. In the fiscal years ended October 31, 2011, 2010 and 2009, we capitalized $1.8 million, $3.0 million and $2.3 million, respectively, of software development costs. The capitalized software costs are amortized on a straight-line basis to cost of net revenues over the estimated life of the products, up to three years, commencing when the respective products are available to customers. Total amortization related to capitalized software development costs were $3.3 million, $3.2 million and $3.5 million for the years ended October 31, 2011, 2010 and 2009, respectively. Unamortized capitalized software development costs as of October 31, 2011 and 2010 of $6.8 million and $8.2 million, respectively, are recorded as a component of other assets in the accompanying Consolidated Balance Sheets.
Business Combinations
In fiscal 2010, we adopted ASC 805, Business Combinations, which revised the accounting guidance that we are required to apply for our acquisitions in comparison to prior fiscal years. The underlying principles are similar to the previous guidance and require that we recognize separately from goodwill the assets acquired and the liabilities assumed, generally at their acquisition date fair value. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair value of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.
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

•
the costs to exit or restructure certain activities of an acquired company are accounted for separately from the business combination (prior to fiscal year 2010, these restructuring and exit costs were included as a part of the assumed obligations in deriving the purchase price allocation); and

•
any changes in estimates associated with income tax valuation allowances or uncertain tax positions after the measurement period are generally recognized as income tax expense with application of this policy also applied prospectively to all of our business combinations regardless of the acquisition date (prior to fiscal year 2010, any such changes were generally included as a part of the purchase price allocation indefinitely).

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

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Goodwill
Goodwill and purchased intangible assets have been recorded as a result of our business combinations. Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized for accounting purposes.
We review goodwill for impairment annually on August 1 and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with ASC 350, Intangibles - Goodwill and Other. In September 2011, the FASB issued ASU 2011-08 which amends the rules for testing goodwill for impairment. Under the new rules, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. We early adopted ASU 2011-08 for our August 1, 2011 annual goodwill impairment test.
In assessing the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we assess relevant events and circumstances that may impact the fair value and the carrying amount of the reporting unit. The identification of relevant events and circumstances and how these may impact a reporting unit's fair value or carrying amount involve significant judgments and assumptions. The judgment and assumptions include the identification of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, VeriFone specific events and share price trends and making the assessment on whether each relevant factor will impact the impairment test positively or negatively and the magnitude of any such impact.
If our qualitative assessment concludes that is is probable that we have an impairment or we can skip the qualitative assessment then we need to perform a quantitative assessment. In the first step of the quantitative assessment, our assets and liabilities, including existing goodwill and other intangible assets, are assigned to the identified reporting units to determine the carrying value of the reporting units. Based on how the business is managed, we have six reporting units. Goodwill is allocated to each reporting unit based on its relative contribution to our overall operating results. If the carrying value of a reporting unit is in excess of its fair value, an impairment may exist, and we must perform a impairment analysis, in which the implied fair value of the goodwill is compared to its carrying value to determine the impairment charge, if any.
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
Acquisition Related and Other Expenses
Acquisition related and other expenses consist of i) transaction costs, which represent external costs directly related to our acquisitions and primarily include expenditures for professional fees such as banking, legal, accounting and other directly related incremental costs incurred to close the acquisition and ii) integration costs, which represent personnel related costs for transitional and certain other employees, integration related professional services, additional asset write offs and other integration activity related expenses.
As a result of our adoption of the FASB’s revised accounting guidance for business combinations as of the beginning of fiscal year 2010, certain acquisition related and other expenses are now recorded as expenses in our consolidated statements of operations that would previously have been included as a part of the consideration transferred and capitalized as a part of the

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounting for our acquisitions pursuant to previous accounting rules, primarily direct transaction costs such as professional services fees.
The following table presents a summary of acquisition related and other expenses for the fiscal years ended October 31, 2011 and 2010 (in thousands) (a):

Fiscal Year Ending October 31, 2011	Transaction Costs	Integration Costs	Total
Cost of net revenues - System Solutions	$34	$1,823	$1,857
Costs of net revenues - Services	120	754	874
Research and development	17	379	396
Sales and marketing	440	2,600	3,040
General and administrative	17,711	8,896	26,607
	$18,322	$14,452	$32,774

Fiscal Year Ending October 31, 2010	Transaction Costs	Integration Costs	Total
Cost of net revenues - System Solutions	$—	$—	$—
Costs of net revenues - Services	—	—	—
Research and development	—	—	—
Sales and marketing	793	—	793
General and administrative	2,927	—	2,927
	$3,720	$—	$3,720
(a) Acquisition related and other expenses for fiscal year ended October 31, 2009 are not disclosed because we did not have any material acquisitions during the year.
Accounting for Long-Lived Assets
Purchased intangible assets that do not have indefinite useful life are amortized over their estimated useful lives, generally ranging from one to twenty years.
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
Based on historical profits and expectations of future results, we determined that there was sufficient positive evidence to support the release of the valuation allowance of $210.5 million against the majority of our U.S. federal and state deferred tax assets in the fourth quarter of fiscal 2011.
Additionally, we have placed a valuation allowance on certain U.S. foreign tax credit related deferred tax assets and certain non-U.S. deferred tax assets because realization of these tax benefits through future taxable income is not more likely than not as of October 31, 2011. We intend to maintain the valuation allowances until sufficient positive evidence exists to support the reversal of the valuation allowances. An increase in the valuation allowance would result in additional tax expense in such period. We make estimates and judgments about our future taxable income that are based on assumptions that are

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consistent with our plans and estimates. Should the actual amounts differ from the estimates, the amount of the valuation allowance could be materially impacted.
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
Stock-Based Compensation
We account for stock-based compensation in accordance with the provisions of ASC 718 Compensation-Stock-based Compensation. ASC 718 is applicable for stock-based awards exchanged for employee services and in certain circumstances for non-employee directors. Pursuant to ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and the estimated number of shares we ultimately expect will vest is recognized as expense on a straight-line basis over the requisite service period. ASC 718 also requires the cash flows resulting from the tax benefits due to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

Restructuring
We have developed and implemented restructuring initiatives to improve efficiencies across the organization, reduce operating expenses, and better align our resources to market conditions. As a result of these plans, we have recorded restructuring charges comprised principally of employee severance and associated termination costs related to the reduction of our workforce, office closures, losses on subleases and contract termination costs. Restructuring costs are accounted for under ASC 420 Exit or Disposal Cost Obligations or under ASC 712 Nonretirement Postemployment Benefits.
ASC 420 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when management commits to an exit plan. ASC 420 also requires that: (i) liabilities associated with exit and disposal activities be measured at fair value; (ii) one-time termination benefits be expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period; and (iii) costs to terminate a contract before the end of its term be recognized when the entity terminated the contract in accordance with the contract terms. In addition, the portion of our restructuring costs related to employees has been accounted for in accordance with ASC 712. ASC 712 requires that a liability for cost be recognized when it is probable that we will incur the costs and can reasonably estimate the amount.

Warranty Costs
We accrue for estimated warranty obligations when revenue is recognized based on an estimate of future warranty costs for delivered products. Such estimates are based on historical experience and expectations of future costs. We periodically evaluate and adjust the accrued warranty costs to the extent actual warranty costs vary from the original estimates. Our warranty period typically extends from one to three years from the date of shipment. Costs associated with maintenance contracts, including extended warranty contracts, are expensed when they are incurred. Actual warranty costs may differ from

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

management's estimates.

Legal Proceedings and Other Loss Contingencies
We are subject to the possibility of various legal proceedings and other loss contingencies, many involving litigation incidental to the business and a variety of environmental laws and regulations. Litigation and other loss contingencies are subject to inherent uncertainties and the outcomes of such matters are often very difficult to predict and generally are resolved over long periods of time. We consider the likelihood of loss or the incurrence of a liability, as well as the ability to reasonably estimate the amount of loss, in determining loss contingencies. Estimating probable losses requires the analysis of multiple possible outcomes that often are dependent on the judgment about potential actions by third parties. Contingencies are recorded in the consolidated financial statements, or otherwise disclosed, in accordance with ASC 450, Contingencies. We accrue for an estimated loss contingency when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Management regularly evaluates current information available to determine whether accrual amounts should be adjusted. If the amount of an actual loss is greater than the amount accrued, this could have an adverse impact on our operating results in that period. Legal fees are expensed as incurred.

Shipping and Handling Costs
Shipping and handling costs incurred for delivery to customers are expensed as incurred and are included in cost of net revenues in the accompanying Consolidated Statements of Operations. In those instances where we bill shipping and handling costs to customers, the amounts billed are classified as revenue.

Advertising Costs
Advertising costs are expensed as incurred and totaled approximately $1.4 million, $1.3 million, and $0.7 million for the fiscal years ended October 31, 2011, 2010 and 2009, respectively.

Equity Investments
Investments in equity securities of other entities are accounted for under the cost method of accounting if we do not exercise significant influence over the entity, generally if investments in voting equity interest of the investee is less than 20%. The equity method of accounting is used in circumstances where we exercise significant influence over the investee, generally when our voting equity interest is greater than 20% but less than majority. In considering the accounting method for investments less than 20%, we also consider other factors such as our ability to exercise influence over operating and financial policies of the investee. If certain factors are present, we could account for investments for which we have less than 20% ownership under the equity method of accounting.
Investments in public companies are classified as available-for-sale and are adjusted to fair market value with unrealized gains and losses recorded as a component of accumulated other comprehensive income. Upon disposition of these investments, the specific identification method is used to determine the cost bases in computing realized gains or losses. Declines in value that are judged to be other-than-temporary are reported in Other Income (Expense), net in our Consolidated Statements of Operations.

Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from results of operations. Specifically, foreign currency translation adjustments, changes in the fair value of derivatives designated as hedges, mark to market adjustment of available for sale securities and the unfunded portion of pension plan obligations are included in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets and total comprehensive income (loss) in the Consolidated Statements of Equity.

Recent Accounting Pronouncements
In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)-Fair Value Measurement, which provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective for us in our first quarter of fiscal year 2012 and should be applied prospectively. We do not expect the

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adoption of ASU 2011-04 will have significant impact on our financial position, results of operations or cash flows.

In December 2010, the FASB issued Accounting Standards Update No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (Topic 805)—Business Combinations (ASU 2010-29), to improve consistency in how the pro forma disclosures are calculated. Additionally, ASU 2010-29 enhances the disclosure requirements and requires description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to a business combination. ASU 2010-29 is effective for us in fiscal 2013 and should be applied prospectively to business combinations for which the acquisition date is after the effective date. Early adoption is permitted. We will adopt ASU 2010-29 in fiscal 2013 and do not believe it will have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more-likely-than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. We early adopted ASU 2011-08 for our annual goodwill impairment test as of August 1, 2011. We concluded, for all our reporting units, that it was not necessary to perform the two-step goodwill impairment test.
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
Our accounts receivable are derived from sales to a large number of direct customers, resellers, and distributors in the Americas, Europe, and the Asia Pacific region. We perform ongoing evaluations of our customers' financial condition and limit the amount of credit extended when deemed necessary, but generally require no collateral.
An allowance for doubtful accounts is established with respect to those amounts that we have determined to be doubtful of collection using specific identification of doubtful accounts and an aging of receivables analysis based on invoice due dates. Actual collection losses may differ from management's estimates, and such differences could be material to our consolidated financial position, results of operations, and cash flows. Uncollectible receivables are written off against the allowance for doubtful accounts when all efforts to collect them have been exhausted and recoveries of receivables previously written-off are recognized when received. Generally, accounts receivable are past due 30 days after the invoice date unless special payment terms are provided.
For the fiscal years ended October 31, 2011 and 2010, Cielo S.A. and its affiliates accounted for 12.4% and 12.5% of International segment revenues, respectively. For the fiscal years ended October 31, 2011, 2010 and 2009, First Data and its affiliates accounted for 13.0%, 13.0% and 22.6% of North America segment revenues, respectively. No other customer accounted for more than 10% of net revenues in any of our reportable segments during the fiscal years ended October 31, 2011, 2010 and 2009. At October 31, 2011, one customer, Cielo S.A. and its affiliates from the International segment accounted for 10.0% of our total accounts receivable. As of October 31, 2010, no customer accounted for more than 10.0% of accounts receivable.
We are exposed to credit loss in the event of nonperformance by counterparties to the foreign exchange forward contracts used to mitigate the effect of exchange rate changes and the purchased call option for our stock related to the 1.375% Senior Convertible Notes. We believe the counterparties for our outstanding contracts are large, financially sound institutions and thus we do not anticipate nonperformance by these counterparties. However, given the high debt levels of many countries and institutions worldwide, and the potential for financial contagion to spread distress among seemingly healthy organizations, the

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

failure of additional counterparties is possible.
Note 2. Business Combinations
Hypercom Corporation
On August 4, 2011, we completed our acquisition of Hypercom, a provider of electronic payment solutions and value-added services at the point of transaction, by means of a merger of one of our wholly-owned subsidiaries with and into Hypercom such that Hypercom became a wholly-owned subsidiary of VeriFone following the merger.  In connection with the merger we issued 14,462,629 shares of our common stock, par value $0.01 per share in exchange for all the outstanding common stock of Hypercom, and options to acquire Hypercom common stock were converted into options exercisable for approximately 814,638 shares of VeriFone common stock.  Immediately prior to the merger, Hypercom divested its U.S., U.K. and Spain businesses to independent third parties.  As part of closing, Hypercom paid off its outstanding long term debt, totaling approximately $71.2 million, with cash provided by VeriFone.
We acquired Hypercom to, among other things, provide a broader set of product and service offerings to customers globally. We have included the financial results of Hypercom in our Consolidated Financial Statements from the date of acquisition. For fiscal year 2011, we estimate that our total net revenues increased approximately $65.3 million due to the sale of Hypercom products and services. For fiscal year 2011, Hypercom reduced our operating income by approximately $37.1 million, which included management's allocations and estimates of expenses that were not separately identifiable due to our integration activities, non-recurring expenses associated with the step-up in inventory and step-down in deferred revenue, policy conforming adjustments, integration expenses and restructuring expenses.
The fair value of consideration transferred for Hypercom was comprised of (in thousands):

Fair value of VeriFone stock issued to Hypercom stockholders	$557,100
Fair value of stock options assumed	16,243
Cash for repayment of long-term debt	71,230
$644,573
The fair values of stock options assumed were estimated using a Black-Scholes-Merton option-pricing model. Hypercom accelerated the vesting of all Hypercom stock options prior to the close. Accordingly, all options assumed by VeriFone as part of the acquisition relate to pre-combination services and are included in the total purchase price.
Recording of Assets Acquired and Liabilities Assumed
The acquisition of Hypercom was accounted for using the acquisition method of accounting under ASC 805, Business Combinations. The acquisition method of accounting requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. We recorded the preliminary net tangible and intangible assets acquired and liabilities assumed based upon their preliminary fair values as of August 4, 2011 as set forth below. The excess of the purchase price over the total identifiable net assets was recorded as goodwill. The fair values were based upon a preliminary valuation and our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair values of tangible assets and liabilities acquired, certain legal matters, certain pre-acquisition contingencies including divestiture related claims, income and non-income based taxes and residual goodwill. We expect to continue to obtain information to assist us in determining the fair values of the net assets acquired at the acquisition date during the measurement period.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. As described above, fair values assigned to certain assets acquired and liabilities assumed are preliminary and thus subject to change (in thousands):

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash, cash equivalents	$35,469
Accounts receivable	62,964
Inventories	63,184
Deferred tax assets	6,782
Prepaid expense and other assets	48,549
Property, plant and equipment	21,593
Intangible assets	210,740
Accounts payable and other liabilities	(126,246)
Deferred revenues	(5,866)
Deferred tax liabilities	(36,106)
Total identifiable net assets	281,063
Goodwill	363,510
Total consideration transferred	$644,573
Goodwill is calculated as the excess of the consideration transferred over the identifiable net assets and represents future benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the acquisition of Hypercom includes the expected synergies and other benefits that we believe will result from combining the operations of Hypercom with the operations of VeriFone and the value of the going-concern element of Hypercom's business (the higher rate of return on the assembled collection of net assets versus if VeriFone acquired all of the net assets separately). We generally do not expect the goodwill recognized to be deductible for income tax purposes. The assignment of goodwill to reporting units has not been completed as of this filing date.
As of the acquisition date:

•	the fair value of accounts receivable approximated the net book value acquired. The gross contractual amount receivable was $69.4 million, of which $6.4 million was not expected to be collected.

•	the fair value of finance lease receivables was $12.9 million. The gross contractual amount receivable was $13.3 million, of which $0.4 million was not expected to be collected.

Valuations of Intangible Assets Acquired
The following table sets forth the components of intangible assets acquired in connection with the Hypercom acquisition (in thousands, except for estimated useful life):

	Fair Value	Estimated Useful Life (Years)
Developed technology	$62,580	3.3
In-process research and development	19,000	Indefinite
Customer relationships	128,310	5.3
Firm order backlog	850	1.0
Total intangible assets subject to amortization	$210,740
Developed technology represents the fair values of Hypercom's processes, patents and trade secrets related to the designed development of Hypercom's products that have reached technological feasibility and are a part of Hypercom's product lines.
In-process research and development ("IP R&D") represents the fair values of incomplete Hypercom research and development projects that had not reached technological feasibility as of the date of acquisition. IP R&D was valued by discounting the direct cash flow expected to be generated by the resulting technology under development over its useful life, net of returns on contributory assets. The projects represent the development of new product offerings that will be compliant with the latest PCI compliance standards and be able to operate with the latest technologies. We assigned a discount rate of 14.8% based on our cost of capital and the unique risks for the projects. The projects will cost an additional, estimated, $7 million to complete and are currently forecast to be completed in fiscal year 2012.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Customer relationships represent the fair value of the underlying relationship and agreement with Hypercom's customers.
Firm order backlog represents the fair value of committed orders placed by customers as of the date of acquisition.
Some of the more significant estimates and assumptions inherent in the estimates of the fair values of identifiable intangible assets include all assumptions associated with forecasting product profitability from the perspective of a market participant. Specifically:

•
Revenue - we use historical, forecast and industry or other sources of market data, including the number of units to be sold, selling prices, market penetration, market share and year-over-year growth rates over the product's life cycles.

•
Cost of sales, research and development expenses, sales and marketing expenses and general administrative expenses - we use historical, forecast, industry and other sources of market data, including the expected synergies that can be realized.

•	Estimated life of the asset - we assess the assets' life cycle by considering the impact of technology changes and applicable payment security compliance/regulatory requirements.

•
Discount rates - we use a discount rate that is based on the weighted average cost of capital with an additional premium to reflect the risks associated with the specific intangible assets, such as country risks and commercial risks.

•
Customer attrition rates - we use historical and forecast data to determine the customer attrition rates for each sales regions, the attrition rate determines the expected life of Hypercom's customers.

The discount rates used in the intangible asset valuations ranged from 10.8% for customer order backlog to 14.8% of IP R&D. The customer attrition rates used in our valuation of customer relationship intangibles assets ranged from 2.0% to 10.0% depending on the geographic region. The estimated life of developed technology intangible assets ranged from 3 years to 7 years. All of these judgments and estimates can materially impact the fair values of intangible assets.

Preliminary Pre-Acquisition Contingencies Assumed

We have evaluated and will continue to evaluate pre-acquisition contingencies relating to Hypercom that existed as of the acquisition date. We have preliminarily determined that certain of these pre-acquisition contingencies are probable in nature and estimable as of the acquisition date and, accordingly, have preliminarily recorded our best estimates for these contingencies. We continue to gather information for and evaluate substantially all pre-acquisition contingencies that we have assumed from Hypercom. If we make changes to the amounts recorded or identify additional pre-acquisition contingencies during the remainder of the measurement period, such amounts recorded will be included in the purchase price allocation during the measurement period and, subsequently, in our results of operations.

The largest recorded contingency was product warranties. The fair value as of the acquisition date was $6.9 million, which was our best estimate of the costs that we expect will be incurred to satisfy existing warranty obligations.

Destiny Electronic Commerce (Proprietary) Limited

On June 30, 2011, we acquired all of the outstanding common shares of Destiny Electronic Commerce (Proprietary) Limited (“CSC”), a South Africa-based electronic payment solutions provider. In accordance with the terms of a Share Purchase Agreement dated May 24, 2011, we issued an aggregate of 1,138,872 shares to the shareholders of CSC in exchange for all its outstanding common shares. The results of CSC have been included in our Consolidated Financial Statements since the acquisition date. In addition, CSC shareholders may be paid up to an additional 48.0 million South African Rand (approximately $7.2 million) if certain financial targets are met in fiscal years 2011 and 2012.

The total purchase price was approximately $57.6 million which mainly represents the fair value of our common stock and contingent consideration. The significant assets acquired consists of intangible assets of $37.8 million consisting primarily of customer relationships, accounts receivable of $8.0 million, cash of $3.5 million, inventory of $0.8 million, and property

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

plant and equipment of $0.5 million. The significant liabilities assumed consisted of deferred tax liabilities of $10.6 million, accounts payable and other current liabilities of $6.5 million, notes payable of $3.9 million, accrued compensation of $1.4 million, and income taxes payable of $0.9 million. We also recorded $30.2 million of goodwill as a result of this business acquisition.

Gemalto N.V.'s e-payment terminals and systems business unit

On December 31, 2010, we acquired the business and assets of Gemalto N.V.'s e-payment terminals and systems business unit (“Gemalto POS Business”) and certain associated liabilities under an asset purchase agreement.  We paid $9.7 million at closing and paid an additional $4.5 million in March 2011 as part of a net assets purchase price adjustment that is provided for under the asset purchase agreement. The results of the Gemalto POS Business have been included in our Consolidated Financial Statements from the acquisition date.

The total consideration was $14.2 million and the net assets acquired were $16 million. This resulted in a gain on purchase of $1.8 million which was recorded in Other Income (expense), net in our Consolidated Statement of Operations for the fiscal year ended October 31, 2011.

The assets acquired consisted primarily of accounts receivable of $18.5 million, inventory of $6.5 million, other assets of $2.6 million, property, plant and equipment of $1.3 million and intangible assets of $0.7 million. The liabilities assumed were mainly accounts payable of $7.9 million, deferred revenue of $1.4 million, other liabilities of $3.2 million, and deferred tax liability of $1.1 million.
Pro Forma Financial Information

The supplemental pro forma financial information was prepared using the acquisition method of accounting and is based on the historical financial information of VeriFone, Hypercom, and certain other companies, reflecting both in fiscal years 2011 and 2010 results of operations for a 12 month period. The historical financial information has been adjusted to give effect to the pro forma events that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. These adjustments include the amortization charges from acquired intangible assets, adjustments to interest expense for the repayment of borrowings and the related tax effects as though the aforementioned companies were combined as of the beginning of fiscal year 2010.

The supplemental pro forma financial information for fiscal year 2011 combined the historical results of VeriFone for fiscal year ended October 31, 2011, the historical results of Hypercom for the nine months ended June 30, 2011 (due to differences in reporting periods) and the historical results for certain other companies that we acquired since the beginning of fiscal 2011 based upon their respective previous reporting periods, the dates that these companies were acquired by us, and the effects of the pro forma adjustments listed above.

The supplemental pro forma financial information for fiscal 2010 combined the historical results of VeriFone for fiscal year ended October 31, 2010, the historical results of Hypercom for the fiscal year ended September 30, 2010 (due to differences in reporting periods) and the historical results of certain other companies that we acquired since the beginning of fiscal year 2010 based upon their respective previous reporting periods and the dates these companies were acquired by us, and the effects of the pro forma adjustments listed above.

The following table presents supplemental pro forma financial information as if the acquisition of Hypercom and other fiscal year 2011 acquisitions occurred on November 1, 2009 for the fiscal years 2011 and 2010 (in thousands except per share data):

	For the Years Ended October 31,
(Unaudited)	2011	2010
Total revenues	$1,645,457	$1,446,051
Net income	$265,080	$65,951
Diluted earnings per share	$2.44	$0.64
Note 3. Goodwill and Purchased Intangible Assets
Goodwill is not amortized, but instead is reviewed and tested for impairment at least annually and whenever events or

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

circumstances occur which indicate that goodwill might be impaired. We performed our annual test for impairment on the first day of the fourth quarter for fiscal year ended October 31, 2011 and 2010, and concluded that there was no impairment.
As a result of the goodwill impairment test performed during the first quarter of fiscal year 2009 , we concluded that the carrying amount of our North America and Asia reporting units exceeded their implied fair values and recorded net impairment charges of $175.5 million in the Corporate segment during the first half of fiscal year 2009. The net carrying values of goodwill in the North America and International segments were reduced by $65.6 million and $109.9 million, respectively, as a result of the impairment charges.
We regularly assess if there are any indicators of impairment of long-lived assets and if there are any indicators we assess whether there is an impairment as required under ASC 360 Intangible-Goodwill and Others. We determine the recoverability of the long-lived assets under ASC 360 based on their undiscounted estimated future net cash flows and if the long-lived assets are determined to be unrecoverable, we determine the impairment charge based on the fair value using discounted cash flows. There were no impairment charges in fiscal years ended October 31, 2011, 2010 and 2009.
Goodwill
Activity related to goodwill consisted of the following (in thousands):

	October 31,
	2011	2010
Balance at beginning of period	$169,322	$150,845
Additions related to business combinations	393,345	18,464
Currency translation adjustments	(1,253)	13
Balance at end of period	$561,414	$169,322

As of October 31, 2011 and 2010, the accumulated goodwill impairment losses were $372.4 million and $65.5 million in International and North America segments, respectively.
Purchased Intangible Assets
Purchased intangible assets consisted of the following (in thousands):

	October 31, 2011			October 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed and core technology	$187,193	$(114,112)	$73,081	$127,746	$(101,989)	$25,757
In-process research and development	19,021	—	19,021	—	—	—
Trade name	2,692	(897)	1,795	2,692	(628)	2,064
Internal use software	3,031	(2,418)	613	5,966	(3,705)	2,261
Customer relationships	185,872	(16,615)	169,257	92,444	(72,405)	20,039
	$397,809	$(134,042)	$263,767	$228,848	$(178,727)	$50,121
During fiscal year 2011, we wrote off intangible assets with gross carrying and accumulated amortization of $78.5 million because they were fully amortized. This amount included $6.6 million related to developed and core technology and $71.9 million related to customer relationships.
Amortization of purchased intangible assets for the fiscal years ended October 31, 2011, 2010 and 2009 was allocated as follows (in thousands):

	For the Years Ended October 31,
	2011	2010	2009
Included in cost of net revenues	$19,158	$21,267	$20,414
Included in operating expenses	14,829	14,624	20,423
	$33,987	$35,891	$40,837
Estimated future amortization expense of intangible assets, excluding $19.0 million of in-process research and

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

development which is an indefinite life asset, recorded as of October 31, 2011 is as follows (in thousands):

Fiscal Years Ending October 31:	Cost of Net Revenues	Operating Expenses	Total
2012	$25,423	$34,388	$59,811
2013	23,142	33,715	56,857
2014	22,239	33,630	55,869
2015	1,842	32,357	34,199
2016	163	30,366	30,529
Thereafter	272	7,209	7,481
	$73,081	$171,665	$244,746

Note 4. Balance Sheet and Statement of Operations Details
Allowance for Doubtful Accounts
Activity related to the allowance for doubtful accounts consisted of the following (in thousands):

	Balance at Beginning of Year	Charges to Bad Debt Expense	Write-Offs, Recoveries and Adjustments	Balance at End of Year
Year ended October 31, 2011	$4,947	$725	$(982)	$4,690
Year ended October 31, 2010	$3,881	$1,096	$(30)	$4,947
Year ended October 31, 2009	$3,656	$763	$(538)	$3,881
Our general revenue reserve was $1.0 million and $0.9 million as of October 31, 2011 and 2010, respectively, with no material activity for the fiscal years presented.
Restricted Cash
We had $4.8 million and $1.7 million of restricted cash as of October 31, 2011 and 2010, respectively. The restricted cash balances were mainly comprised of pledged deposits for a letter of credit and bank guarantees to customers. As of October 31, 2011 and 2010, the restricted cash balance was included in Other Assets in the Consolidated Balance Sheets.
Inventories
Inventories consisted of the following (in thousands):

	October 31,
	2011	2010
Raw materials	$37,216	$32,135
Work-in-process	859	473
Finished goods	106,241	79,293
	$144,316	$111,901
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	October 31,
	2011	2010
Prepaid taxes	$18,490	$28,165
Other prepaid expenses	34,115	26,986
Investment in equity security and warrants	6,132	—
Receivables from sales of Hypercom divested businesses	13,984	—
Sales-type lease receivables	3,340	—
Other receivables	9,696	2,822
Other current assets	2,333	2,139
Total prepaid expenses and other current assets	$88,090	$60,112

Property, Plant, and Equipment, net
Property, plant, and equipment consisted of the following (in thousands):

		October 31,
	Estimated Useful Life (Years)	2011	2010
Computer hardware and software	3-5	$59,056	$44,450
Office equipment, furniture, and fixtures	3-5	6,278	4,651
Machinery and equipment	3-10	27,952	20,520
Leasehold improvements	Lesser of the term of the lease or the estimated useful life	17,060	11,877
Construction in progress	—	8,345	3,476
Land	—	1,025	1,025
Buildings	40-50	6,083	6,064
Total		125,799	92,063
Accumulated depreciation and amortization		(60,295)	(46,056)
Property, plant, and equipment, net		$65,504	$46,007
For the fiscal years ended October 31, 2011, 2010 and 2009, total depreciation expense for property, plant and equipment was $17.0 million, $14.1 million and $14.9 million, respectively.
Accrued Warranty
Activity related to warranty consisted of the following (in thousands):

	Years Ended October 31,
	2011	2010
Balance at beginning of year	$12,747	$13,808
Warranty charged to cost of net revenues	17,888	15,555
Utilization of warranty	(16,573)	(21,857)
Acquired warranty obligations	7,139	10
Changes in estimates	831	5,231
Balance at end of year	22,032	12,747
Less current portion	(20,358)	(10,898)
Long-term portion	$1,674	$1,849
Deferred Revenue, Net
Deferred revenue, net of related costs consisted of the following (in thousands):

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	October 31,
	2011	2010
Deferred revenue	$113,154	$88,592
Deferred cost of revenue	(12,863)	(10,984)
	100,291	77,608
Less current portion	(68,824)	(55,264)
Long-term portion	$31,467	$22,344
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	October 31,
	2011	2010
Accrued liabilities for contingencies	$30,561	$29,737
Deferred acquisition consideration payable - current portion	5,681	—
Restructuring liabilities - current portion	5,137	1,500
Unfavorable lease contracts accrual	3,793	13,622
Customer deposits	4,501	6,103
Other	7,726	753
Total other current liabilities	$57,399	$51,715
Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	October 31,
	2011	2010
Other tax liabilities	$51,918	$31,811
Retirement and pension obligations	10,292	5,054
Deferred acquisition consideration payable - non-current portion	5,125	6,855
Other liabilities	9,962	9,832
Total other long-term liabilities	$77,297	$53,552
Redeemable Noncontrolling Interest
On September 30, 2010, we acquired 80% of the outstanding equity of All Business Solutions - ABS S.r.l. (“ABS”), under a quota (or share) purchase agreement. The minority shareholder holding the remaining 20% of ABS has a put option which if exercised requires us to purchase the remaining 20% equity of ABS at the then fair market value. The put option is exercisable 3 years from the closing, October 1, 2013, until September 30, 2015. In accordance with ASC 480-10-S99-1, the 20% noncontrolling interest which is redeemable at the option of the minority shareholder and outside our control should not be considered permanent equity. As such, the redeemable noncontrolling interest is reported in the mezzanine section in the Consolidated Balance Sheets as of October 31, 2011 and 2010.
We recognize the changes in redemption value of the noncontrolling interest through additional paid in capital immediately. The fair value of the redeemable noncontrolling interest was estimated to be approximately $0.9 million as of the acquisition date and October 31, 2011 and 2010.

Other Income (Expense), net
Other income (expense), net consisted of the following (in thousands):

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended October 31,
	2011	2010	2009
Foreign currency exchange losses, net	$(998)	$(2,758)	$(2,048)
Gains on reversal of pre-acquisition contingency	3,819	6,692	—
Gains on convertible notes call option hedge settlement	4,554	—	—
Gains on debt extinguishment	—	61	7,479
Adjustment to deferred acquisition consideration payable	2,441	—	—
Gain on bargain purchase of a business	1,772	—	—
Impairment of equity investment	—	(1,852)	—
Other income, net	49	744	285
	$11,637	$2,887	$5,716

Note 5. Financings
Our financings as of October 31, 2011 and 2010 consisted of the following (in thousands):

	October 31,
	2011	2010
Term B Loan	$216,250	$221,250
Senior convertible notes	266,981	251,458
Other	580	803
Total borrowings	$483,811	$473,511
Short-term debt	(272,055)	(5,280)
Long-term debt	$211,756	$468,231

Secured Credit Facility
On October 31, 2006, our principal subsidiary, VeriFone, Inc., entered into a credit agreement (the “Credit Facility”) consisting of a Term B Loan facility of $500.0 million and a revolving loan permitting borrowings of up to $40.0 million. The Credit Facility is guaranteed by VeriFone and certain of our subsidiaries and is secured by collateral including substantially all of VeriFone's assets and stock of our subsidiaries. The maturity dates on the components of the Credit Facility are October 31, 2012 for the revolving loan and October 31, 2013 for the Term B Loan. Principal payments on the Term B Loan are due in quarterly installments aggregating $5.0 million per year over the seven-year term, payable on the last business day of each calendar quarter with the balance due on maturity.
The available revolving loan was reduced to $25.0 million after Lehman Commercial Paper, Inc. declared bankruptcy in October 2008. We had no outstanding balances on the revolving loan as of October 31, 2011 and 2010. We pay a commitment fee on the unused portion of the revolving loan credit facility at a rate that varies depending upon our consolidated total leverage ratio. We were paying a commitment fee at a rate of 0.425% per annum as of October 31, 2011 and 2010.
At our option, the Term B loan and the revolving loan can bear interest at “Base Rate” or “Eurodollar Rate”. Base Rate loans bear interest at a per annum rate equal to a margin over the greater of the Federal Funds rate plus 0.50% or the JP Morgan prime rate. For the Base Rate Term B loan, the margin was 1.75% as of October 31, 2011 and 2010. For the Base Rate revolving loan, the margin varies depending upon our consolidated leverage ratio and was 1.00% as of October 31, 2011 and 2010. Eurodollar Rate loans bear interest at a margin over the one-, two-, three- or six-month LIBOR rate. The margin for the Eurodollar Rate Term B loan was 2.75% as of October 31, 2011 and 2010. The margin for the Eurodollar Rate revolving loan varies depending upon our consolidated leverage ratio and was 2.00% as of October 31, 2011 and 2010.
We repaid $283.8 million principal of our Term B loan through October 31, 2011. As of October 31, 2011 and 2010, the outstanding balance on the Term B loan was $216.3 million and $221.3 million, respectively.
As of October 31, 2011, the Term B loan bore interest at 2.75% over the one-month LIBOR rate of 0.25% for a total of 3.00%. As of October 31, 2010, the Term B loan bore interest at 2.75% over the one-month LIBOR rate of 0.26% for a total of 3.01%. As of October 31, 2011, the revolving loan credit facility bore interest at 2.00% over the one-month LIBOR rate of 0.25% for a total of 2.25%. As of October 31, 2010 the revolving loan credit facility bore interest at 2.00% over the one-month LIBOR rate of 0.26% for a total of 2.26%.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The terms of the Credit Facility require us to comply with financial covenants, including maintaining leverage and fixed charge coverage ratios at the end of each fiscal quarter. As of October 31, 2011, we were required to maintain a total leverage ratio of not greater than 3.5 to 1.0 and a fixed charge coverage ratio of at least 2.0 to 1.0. Total leverage ratio is equal to total debt less cash as of the end of a reporting fiscal quarter divided by consolidated EBITDA, as adjusted, for the most recent four consecutive fiscal quarters. Fixed charge coverage ratio is, all for the most recent four consecutive fiscal quarters, the ratio of (a) consolidated EBITDA, as adjusted, less capital expenditures, as adjusted, and cash tax payments, over (b) the sum of cash interest expense and scheduled debt payments. Some of the financial covenants become more restrictive over the term of the Credit Facility. Noncompliance with any of the financial covenants without cure or waiver would constitute an event of default under the Credit Facility. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of repayment of the principal and interest outstanding and a termination of the loan. The Credit Facility also contains non-financial covenants that restrict some of our activities, including our ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures, and engage in specified transactions with affiliates. The terms of the Credit Facility permit prepayments of principal and require prepayments of principal upon the occurrence of certain events including among others, the receipt of proceeds from the sale of assets, the receipt of excess cash flow as defined, and the receipt of proceeds of certain debt issues. The Credit Facility also contains customary events of default, including defaults based on events of bankruptcy and insolvency; nonpayment of principal, interest, or fees when due, subject to specified grace periods; breach of specified covenants; change in control; and material inaccuracy of representations and warranties. In addition, if our leverage exceeds a certain level set out in our Credit Facility, a portion of our excess cash flows must be used to pay down our outstanding debt. We were in compliance with the financial and non-financial covenants as of October 31, 2011 and 2010.

1.375% Senior Convertible Notes
On June 22, 2007, we issued and sold $316.2 million aggregate principal amount of 1.375% Senior Convertible Notes due in June 2012 (the "Notes") in an offering through Lehman Brothers and JP Morgan Securities Inc. (together “initial purchasers”) to qualified institutional buyers pursuant to Section 4(2) and Rule 144A under the Securities Act. The net proceeds from the offering, after deducting transaction costs, were approximately $307.9 million. We incurred approximately $8.3 million of debt issuance costs. The transaction costs, consisting of the initial purchasers' discounts and offering expenses, were primarily recorded in debt issuance costs, net and are being amortized to interest expense using the effective interest method over five years. We will pay 1.375% interest per annum on the principal amount of the Notes, payable semi-annually in arrears in cash on June 15 and December 15 of each year, commencing on December 15, 2007, subject to increase in certain circumstances as described below.

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

As of October 31, 2011, none of the conditions allowing holders of the Notes to convert had been met. If a fundamental

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

change, as defined in the Indenture, occurs prior to the maturity date, holders of the Notes may require us to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest (including additional interest, if any) up to, but excluding, the repurchase date. As of October 31, 2011, our stock price was less than the conversion price of $44.02, hence the if-converted value of the Notes did not exceed the principal amount.

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

Through October 31, 2011, we had repurchased and extinguished $38.9 million in aggregate principal amount of our outstanding Notes. As of October 31, 2011 and 2010, the remaining principal amount of the outstanding Notes was $277.3 million.

The following table presents the carrying value of the Notes (in thousands):

	October 31,
	2011	2010
Accounting amount of the equity component	$77,903	$77,903

Principal amount of the Notes	$277,250	$277,250
Unamortized debt discount (1)	(10,269)	(25,792)
Net carrying amount	$266,981	$251,458
(1) As of October 31, 2011, the remaining period over which the unamortized debt discount will be amortized is 8 months.

A summary of interest expense and interest rate on the liability component related to the Notes is as follows (in thousands):

	Years Ended October 31,
	2011	2010	2009
Interest rate on the liability component	7.6%	7.6%	7.6%

Interest expense related to contractual interest coupon	$3,812	$3,824	$4,096
Interest expense related to amortization of debt discount	15,523	14,449	14,410
Total interest expense recognized	$19,335	$18,273	$18,506

In connection with the offering of the Notes, we entered into note hedge transactions with affiliates of the initial purchasers (the "counterparties"), consisting of Lehman Brothers OTC Derivatives ("Lehman Derivatives") and JPMorgan Chase Bank, National Association, London Branch. These note hedge transactions serve to reduce the potential dilution upon conversion of the outstanding Notes in the event that the volume weighted average price of our common stock on each trading day of the relevant conversion period or other relevant valuation period for the Notes is greater than $44.02 per share. The note hedge transactions are set to expire on the earlier of the last day on which any Notes remain outstanding and June 14, 2012.

The filing by Lehman Brothers of a voluntary Chapter 11 bankruptcy petition in September 2008 constituted an “event of default” under the note hedge transaction with Lehman Derivatives and the related guaranty by Lehman Brothers, giving us the immediate right to terminate the note hedge transaction with them and entitling us to claim reimbursement for the loss incurred in terminating and closing out the transaction. In June 2011, we reached a settlement with Lehman Derivatives whereby we agreed to (a) cancel the note hedge with them and (b) consent to the assignment of VeriFone common stock warrants held by them to a third party in return for an allocated unsubordinated non-priority general unsecured claim against them in the amount of $9.0 million. Subsequently, in July 2011 we sold this claim without recourse for $4.6 million, and thus reflected a $4.6 million realized gain on the sale of this claim, in Other Income (Expenses), net on our Consolidated Statement of Operations for the year ended October 31, 2011.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of October 31, 2011, we held the remaining note hedge transactions that reduce the potential dilution by one half upon conversion of the outstanding Notes in the event certain conditions are met.

In addition, we sold warrants to the counterparties whereby they have the option to purchase up to approximately 7.2 million shares of VeriFone common stock at a price of $62.356 per share. We received approximately $31.2 million in cash proceeds from the sale of these warrants. The warrants expire progressively from December 19, 2013 to February 3, 2014.

The cost incurred in connection with the note hedge transactions and the proceeds from the sale of the warrants, are included as a net reduction in additional paid-in capital in the accompanying Consolidated Balance Sheets of October 31, 2011 and 2010, in accordance with the guidance in ASC 815-40 Derivatives and Hedging-Contracts in Entity's Own Equity.
Banker’s Acceptances
We received $3.6 million as advances against banker’s acceptances in the second quarter of fiscal year 2010. This balance was repaid during the fiscal year ended October 31, 2010.
Principal Payments
Principal payments due for financings over the next five years are as follows (in thousands):

Fiscal Years Ending October 31:
2012	$282,324
2013	211,275
2014	27
2015	29
2016	20
Thereafter	401
$494,076
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

ASC 820 establishes a three-level fair value hierarchy as a basis for inputs used in the valuation methodologies in measuring fair value:

Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 — Include other inputs that are directly or indirectly observable in the marketplace.
Level 3 — Unobservable inputs which are supported by little or no market activity.

Our financial assets and liabilities are measured and recorded at fair value on a recurring basis, except for our debt. Our non-financial assets, such as goodwill, purchased intangible assets, and property, plant and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

The following table presents our assets and liabilities that were measured at fair value on a recurring basis as of October 31, 2011 and 2010, classified by the level within the fair value hierarchy (in thousands):

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	October 31, 2011
	Carrying Value	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$186,530	$186,530	$—	$—
Marketable equity investments	5,450	5,450	—	—
Israeli severance funds	2,097	—	2,097	—
Equity warrants	682	—	682	—
Foreign exchange forward contracts	58	—	58	—
Total assets measured and recorded at fair value	$194,817	$191,980	$2,837	$—
Liabilities
Acquisition related earn-out payable	6,728	—	—	6,728
Foreign exchange forward contracts	314	—	314	—
Total liabilities measured and recorded at fair value	$7,042	$—	$314	$6,728

	October 31, 2010
	Carrying Value	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$252,041	$252,041	$—	$—
Marketable equity investments	—	—	—	—
Israeli severance funds	2,035	—	2,035	—
Equity warrants	—	—	—	—
Foreign exchange forward contracts	139	—	139	—
Total assets measured and recorded at fair value	$254,215	$252,041	$2,174	$—
Liabilities
Acquisition related earn-out payable	$2,960	$—	$—	$2,960
Foreign exchange forward contracts	11	—	11	—
Total liabilities measured and recorded at fair value	$2,971	$—	$11	$2,960

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Money market funds are classified as Level 1 because the funds are valued using quoted market prices.

The marketable equity investment is classified as Level 1 because it is valued using quoted market prices.

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

The foreign exchange forward contracts are classified as Level 2 because they are valued using quoted market prices and other observable data for similar instrument in an active market.

The acquisition related earn-out payables are classified as Level 3 because we use a probability-weighted expected

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payout model to determine the expected payout then an appropriate discount rate to calculate the fair value. The key assumptions in applying the approach are the internal forecasted sales and contributions for the acquired businesses, the probability of achieving the sales and contribution targets and an appropriate discount rate.
Fair Value of Acquisition Related Earn-outs Payable
The following table presents a reconciliation for our earn-out payables measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) for the years ended October 31, 2011 and 2010 (in thousands):

	October 31,
	2011	2010
Balance at beginning of year	$2,960	$0
Increase due to business combinations	7,334	2,960
Changes in estimates, included in Other income (expense), net	(2,443)	0
Other, including the impact of changes in foreign currency exchange rates	(623)	0
Earn-out paid	(500)	0
Balance at the end of the year	$6,728	$2,960

Note 7.  Investment in Equity Securities

On February 9, 2010, we invested in Trunkbow International Holdings Ltd. (“Trunkbow”), a Jinan, People's Republic of China-based mobile payments and value-added service applications company.  We paid $5.0 million for 2.5 million shares of common stock and 0.5 million common stock warrants. The warrants have a strike price of $2.00 per share and are exercisable anytime up to 5 years from the closing date. The investment was originally accounted for using the cost-method and reflected in Other Assets in our Consolidated Balance Sheets. The allocated costs of the shares and warrants were approximately $4.7 million and $0.3 million, respectively.

On February 3, 2011, Trunkbow's shares began trading on the NASDAQ Global Market. As a result, our investment in Trunkbow shares became marketable and we reclassified this investment as available-for-sale. Accordingly, our investment in the Trunkbow shares is recorded at fair value which is the quoted market price of the shares. Any unrealized gains on the shares are included in accumulated other comprehensive income, a component of stockholders' equity. Realized gains (losses) on the sale of available-for-sale securities, which will be calculated based on the specific identification method, and declines in value below cost judged to be other-than-temporary, if any, will be recorded in Other Income (expense), net as incurred.

The fair value of our Trunkbow shares as of October 31, 2011 was estimated at $5.5 million. During the fiscal year 2011, we recorded a $0.8 million net unrealized gain in accumulated other comprehensive income.

The Trunkbow warrants are derivatives. Accordingly, the warrants are recorded at fair value. We estimated the fair value of the warrants using the Black Scholes valuation model. The changes in fair value are recorded in Other Income (expense), net.

The fair value of our Trunkbow warrants as of October 31, 2011 was estimated at $0.7 million. We reflected a $0.4 million mark-to-market gain as Other Income (expense), net for the fiscal year ended October 31, 2011 in the Consolidated Statement of Operations.

During the fiscal year ended October 31, 2010, we recorded a $1.9 million loss on equity investment as a result of our acquisition of Semtek Innovations Solutions, Corporation. The loss represented the difference between the fair value of our initial investment in Semtek at the date of acquisition and the cost of such investment.
Note 8. Derivative Financial Instruments

We use derivative financial instruments primarily to manage exposures to foreign currency exchange rate risks. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. However, we do seek to mitigate such risks by limiting our counterparties to major financial institutions.We do not expect losses as a result of defaults by counterparties. We do not use derivative financial instruments for speculative or trading purposes, nor do we hold or issue leveraged derivative financial instruments.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We hold warrants to purchase equity securities of a public traded company. These warrants are derivative financial instruments, and are included in Prepaid Expenses and Other Current Assets in our Consolidated Balance Sheets. Accordingly, gains or losses resulting from changes in the fair value are recorded as Other Income (Expense), net, in the Consolidated Statements of Operations.

The fair value of the outstanding derivative instruments as of October 31, 2011 and 2010 is as follows (in thousands):

		As of October 31,
	Balance Sheet Location	2011	2010
Derivative Assets
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid Expenses and Other Current Assets	$58	$139
Equity warrants	Prepaid Expenses and Other Current Assets	682	—
Total		$740	$139

Derivative Liabilities
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other Current Liabilities	$314	$11
Total		$314	$11
Foreign Currency Exchange Risk

Foreign exchange forward contracts, both designated and not designated as hedging instruments pursuant to ASC 815 Derivatives and Hedging, are recognized either as assets or liabilities on the Consolidated Balance Sheets at fair value at the end of each reporting period. We have not entered into any derivative financial instruments which qualify as hedging instrument since November 1, 2009.

Derivatives Not Designated as Hedging Instruments

We primarily utilize foreign exchange forward contracts to offset the risks associated with certain foreign currency balance sheet exposures. Under this program, foreign exchange forward contracts are arranged and maintained so as to yield gains or losses to offset changes in foreign currency denominated assets or liabilities due to movements in foreign exchange rates, thus mitigating the volatility associated with foreign currency transaction gains or losses. Our foreign currency exposures are predominantly inter-company receivables and payables arising from product sales from one of our entity to another. Foreign exchange forward contracts generally settle within 90 days. We do not use these foreign exchange forward contracts for trading purposes.

Gains or losses resulting from changes in the fair value of these foreign exchange forward contracts are recorded as Other Income (Expense), net, in the Consolidated Statements of Operations.

As of October 31, 2011, the notional amounts of the forward contracts we held to purchase U.S. Dollars in exchange for other major international currencies was $87.3 million. As of October 31, 2010, the notional amounts of the forward contracts we held to purchase and sell U.S. Dollars in exchange for other major international currencies were $52.5 million and $1.9 million, respectively.

We recorded $0.5 million net gain and $0.8 million net loss on foreign exchange contracts in the fiscal year ended October 31, 2011 and 2010, respectively, for derivative instruments not designated as hedging instruments. These gains (losses) are included in Other Income (expense), net in our Consolidated Statements of Operations.
Note 9. Income Taxes

Income (loss) before income taxes consisted of the following (in thousands):

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended October 31,
	2011	2010	2009
U.S.	$5,902	$28,656	$(67,291)
Foreign	85,090	49,589	(80,918)
	$90,992	$78,245	$(148,209)

The provision for (benefit from) income taxes consisted of the following (in thousands):

	Years Ended October 31,
	2011	2010	2009
Current:
Federal	$5,888	$(22,146)	$(5,913)
State	844	316	167
Foreign	16,592	12,948	17,296
	$23,324	$(8,882)	$11,550
Deferred:
Federal	(188,258)	0	(2,184)
State	(14,074)	0	(203)
Foreign	(12,404)	(11,700)	83
	(214,736)	(11,700)	(2,304)
	$(191,412)	$(20,582)	$9,246
A reconciliation of taxes computed at the federal statutory income tax rate to the provision for (benefit from) income taxes is as follows (in thousands):

	Years Ended October 31,
	2011	2010	2009
Provision for (benefit from) income taxes computed at the federal statutory rate	$31,852	$27,386	$(51,873)
State income tax, net of federal tax benefit	(13,231)	205	(36)
Foreign income taxes at other than U.S. rates	(31,775)	(12,127)	(17,805)
Valuation allowance, net	(180,255)	14,424	31,505
Goodwill and intangibles impairment	—	—	43,221
Stock compensation	2,975	432	2,731
Deduction for worthless stock of a subsidiary	—	(54,013)	—
Research credit	(1,980)	—	—
Dual consolidated loss	1,251	—	—
Unrealized inter-company profits	(1,081)	2,039	1,797
Other	832	1,072	(294)
	$(191,412)	$(20,582)	$9,246
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of our deferred tax assets and liabilities were as follows (in thousands):

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended October 31,
	2011	2010
Deferred tax assets:
Inventories	$9,204	$6,696
Loss carry forwards	132,041	41,473
Accrued expenses and reserves	26,573	21,824
Deferred revenue	32,770	25,386
Depreciation	4,843	2,129
Basis differences in deductible goodwill and purchased intangibles	125,746	142,531
Stock based compensation	17,832	17,152
Amortizable debt costs	887	1,844
Foreign taxes on basis differences	70,302	67,530
Foreign tax credit carry forwards	61,204	48,538
Other	15,990	1,779
Total deferred tax assets	497,392	376,882
Valuation allowance	(168,181)	(319,730)
Deferred tax liabilities:
Basis differences on purchased intangibles	(79,683)	(12,263)
Basis differences on purchased inventory	(1,843)	—
Unrealized foreign currency gains	(4,475)	(3,879)
Depreciation	(6,081)	(3,636)
Basis differences in investments in foreign subsidiaries	(74,106)	(70,515)
Other	(16,041)	(8,454)
Total deferred tax liabilities	(182,229)	(98,747)
Net deferred tax assets (liabilities)	$146,982	$(41,595)

We recorded an income tax benefit of $191.4 million, $20.6 million and an income tax provision of $9.2 million for the fiscal years ended October 31, 2011, 2010 and 2009, respectively. The income tax benefit recorded for the fiscal year ended October 31, 2011 was primarily attributable to the release of a portion of our valuation allowance against U.S. federal and state deferred tax assets. The income tax benefit recorded for the fiscal year ended October 31, 2010 was primarily attributable to the recognition of a worthless stock deduction.

As of October 31, 2011, on a worldwide basis we have recorded a net deferred tax asset of $147.0 million. The realization of the deferred tax assets is primarily dependent on us generating sufficient U.S. and foreign taxable income in future fiscal years. Based on historical profits and expectations of future results, we determined that there was sufficient positive evidence to support the release of the valuation allowance of $210.5 million against the majority of our U.S. federal and state deferred tax assets in the fourth quarter of fiscal 2011.

Additionally, we have maintained a valuation allowance on certain U.S. foreign tax credit related deferred tax assets and certain non-U.S. deferred tax assets because realization of these tax benefits through future taxable income is not more likely than not as of October 31, 2011. We intend to maintain the valuation allowances until sufficient positive evidence exists to support the reversal of the valuation allowances. The valuation allowance for deferred tax assets was $168.2 million and $319.7 million, as of October 31, 2011 and 2010, respectively. Our deferred tax asset valuation allowance decreased by $151.5 million for the fiscal year ended October 31, 2011 primarily attributable to the release of valuation allowance against a portion of the US federal and state deferred tax assets offset by the addition of acquired valuation allowance against certain foreign net operating loss deferred tax assets.

The tax loss carry forwards as of October 31, 2011 were primarily related to tax losses in the United States of $310.1 million, in Ireland of $158.7 million, in Brazil of $101.5 million, in the United Kingdom of $25.9 million, and various other non-U.S. countries of $60.4 million. Approximately $319.5 million of foreign tax losses may be carried forward indefinitely. The remaining balance of approximately $337.1 million of tax losses is subject to limited carry forward terms of 5 to 20 years.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The excess tax benefits associated with stock option exercises are recorded directly to stockholders' equity only when realized. As a result, the excess tax benefits included in net operating loss carryforwards but not reflected in deferred tax assets for fiscal year 2011 and 2010 are $70.3 million and $9.2 million, respectively.

We acquired all the outstanding common stock of Hypercom on August 4, 2011 and Semtek Innovative Solutions Corporation on September 8, 2010. Hypercom had a US net operating loss carry forward of $217.6 million and Semtek had net operating loss carry forwards of approximately $24.0 million at acquisition. The utilization of the acquired net operating losses may be restricted due to change in ownership provisions of Section 382 of the Internal Revenue Code.

As of October 31, 2011, we have recorded U.S. foreign tax credit carry forwards of $61.2 million which will expire at various dates beginning in 2015, if not utilized. In addition we have recorded U.S. research and development tax credit carry forwards of $9.3 million which will expire at various dates beginning in 2019, if not utilized.

We recognize deferred tax liabilities associated with outside basis differences on investments in foreign subsidiaries unless the difference is considered essentially permanent in duration. As of October 31, 2011, we have recorded a deferred tax liability of $74.1 million associated with $220.0 million of taxable outside basis differences which are not considered permanently reinvested. We have not recorded deferred taxes on approximately $127.3 million of undistributed earnings as they are considered permanently reinvested. As of October 31, 2011, the determination of the unrecorded deferred tax liability related to these earnings is not practicable. If circumstances change and it becomes apparent that some or all of the undistributed earnings will not be invested indefinitely, or will be remitted in the foreseeable future, an additional deferred tax liability will be recorded for some or all of the outside basis difference.
We have a Singapore Pioneer Tax Holiday for fiscal years 2006 through 2011 with a one year extension through our fiscal year 2012. We expect to maintain our Pioneer status tax rate of 0% in Singapore through the holiday period. The tax benefit of the tax holiday for the years ended October 31, 2011, 2010, and 2009 was $13.6 million ($0.14 per diluted shares), $8.3 million ($0.10 per diluted shares), and $4.2 million ($0.05 per diluted share), respectively.

Additionally, we have Tax Holidays in Turkey, Uruguay, and India. The Tax Holidays in Turkey and Uruguay do not have expiration dates provided that we comply with the local tax law requirements. The Tax Holiday in India expired in March of 2011. The combined Tax Holiday benefit for these countries was not significant and had an insignificant impact on earnings per share for the fiscal years 2011, 2010 and 2009.

We closed our Internal Revenue Service (“IRS”) appeal for fiscal years 2003 and 2004 during the current year. All issues that were appealed were resolved in our favor and the net result was an income tax refund. We have been notified by the IRS of an audit for fiscal years 2005-2010 related to our 5 year net operating loss carry back for fiscal 2010.

We also have certain foreign subsidiaries under audit, by foreign tax authorities, including Israel for calendar years 2006 to 2008, and India for calendar years 2005 to 2009. Although we believe we have properly provided for income taxes for the years subject to audit, the Israel and Indian taxing authorities may adopt different interpretations. We have not yet received any final determinations with respect to these audits. We have accrued tax liabilities associated with these audits. With few exceptions, we are no longer subject to tax examination for periods prior to 2003.
The aggregate changes in the balance of gross unrecognized tax benefits under ASC 740-10 were as follows (in thousands):

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended October 31,
	2011	2010	2009
Beginning Balance	$30,000	$30,000	$28,200
Lapse of statute of limitations	(5,081)	(1,800)	(900)
Increases in balances related to tax positions taken during prior periods	597	2,100	4,400
Decreases in balances related to tax positions taken during prior periods	—	(3,500)	(4,000)
Increases in balances related to tax positions taken during current period	8,683	3,200	2,300
Increases in balances related to business combinations during current period	61,577	—	—
Ending Balance	$95,776	$30,000	$30,000

The total gross unrecognized tax benefits of $45.5 million and $30.0 million at October 31, 2011 and 2010, respectively, if recognized, will affect our effective tax rate.

As of October 31, 2011, 2010 and 2009, we had accrued interest and penalties related to unrecognized tax benefits of $6.3 million, $8.3 million, and $8.4 million (net of tax benefit), respectively. During fiscal year 2011, interest and penalties related to unrecognized tax benefits decreased by $2.0 million compared to fiscal year 2010, the majority of which was recognized as a decrease in the provision for income taxes.

The amount of unrecognized tax benefits could be reduced upon closure of tax examinations or if the statute of limitations on certain tax filings expires without assessment from the tax authorities. We believe that it is reasonably possible that there could be a reduction in unrecognized tax benefits due to statute of limitation expirations in multiple tax jurisdictions during the next 12 months that is not material. Interest and penalties accrued on these uncertain tax positions will also be released upon the expiration of statutes of limitations.

Note 10. Net Income (Loss) per Share of Common Stock

Basic net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per share of common stock is computed using the weighted average number of shares of common stock outstanding plus the effect of common stock equivalents, unless the common stock equivalents are anti-dilutive. The potential dilutive shares of our common stock resulting from the assumed exercise of outstanding stock options and equivalents and the assumed exercise of the warrants relating to the convertible senior notes are determined using the treasury stock method. Under the treasury stock method, an increase in the fair market value of our common stock will result in a greater number of dilutive securities.
The following details the computation of net income (loss) per share of common stock (in thousands, except per share data)

	Years Ended October 31,
	2011	2010	2009
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss) from Income Statement	$282,404	$98,827	$(157,455)
Denominator:
Weighted average shares basic	92,414	85,203	84,473
Weighted average effect of dilutive securities:
Employee equity incentive plans	3,993	2,582	—
Notes (1)	209	—	—
Weighted average shares diluted	96,616	87,785	84,473
Net income (loss) per share:
Basic	$3.06	$1.16	$(1.86)
Diluted	$2.92	$1.13	$(1.86)

(1)
The diluted shares from the Notes do not include the effects of our Note hedge, as described in Note 5. Financings in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K. The Note hedge will reduce the dilution attributable to the Notes by 50% if and when the Notes are redeemed and the Note hedge is exercised.

For the years ended October 31, 2011, 2010, and 2009, options and stock awards to purchase $1.2 million, $3.4 million and $12.1 million shares of common stock, respectively, were excluded from the calculation of weighted average shares for diluted net income (loss) per share as they were anti-dilutive. These awards could be included in the calculation in the future if the market value of the common shares increases.

The Notes are considered to be Instrument C securities as defined by ASC 815 Derivatives and Hedging, and therefore, only the conversion spread relating to the Notes is included in our diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread of the Notes has a dilutive effect when the average share price of our common stock during any quarter in the fiscal years exceeds $44.02. The average share price of our common stock for each quarter during the fiscal years ended October 31, 2010, and 2009 did not exceed $44.02, therefore the effect of the Notes was anti-dilutive for those periods.

Warrants to purchase 7.2 million shares of our common stock were outstanding at October 31, 2011, 2010 and 2009 but were not included in the computation of diluted earnings per share because the warrants' exercise price $62.36 was greater than the average share price of our common stock during the fiscal years ended October 31, 2011, 2010 and 2009; therefore, the effect of the warrants was anti-dilutive for those periods.

Note 11. Comprehensive Income (Loss)
The components of comprehensive income (loss) were as follows (in thousands):

	Years Ended October 31,
	2011	2010	2009
Net income (loss)	$282,404	$98,827	$(157,455)
Other comprehensive income (loss):
Foreign currency translation adjustments	(568)	(874)	4,297
Unrealized gain on marketable equity investment	750	—	—
Unrealized gain (loss) on cash flow hedge	—	95	(82)
Changes in unfunded portion of pension plan obligation	(258)	221	240
Comprehensive income (loss)	$282,328	$98,269	$(153,000)

Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive loss, net of tax, consisted of the following (in thousands):

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	October 31,
	2011	2010
Foreign currency translation adjustments	$(5,937)	$(5,369)
Unrealized gain on marketable equity investment	750	—
Unfunded portion of pension plan obligations	(1,484)	(1,226)
Accumulated other comprehensive loss	$(6,671)	$(6,595)
Note 12. Stockholders’ Equity
Common and Preferred Stock

On October 8, 2008, our stockholders approved an amendment to the Certificate of Incorporation increasing the authorized shares of Common Stock from 100,000,000 to 200,000,000 shares, par value $0.01 per share. In addition, we have 10,000,000 authorized shares of Preferred Stock, par value $0.01. As of October 31, 2011 and 2010, there were no shares of Preferred Stock outstanding and there were 105,697,069 and 86,759,287 shares of Common Stock outstanding, respectively.

We have 0.1 million shares of treasury stock as of October 31, 2011 and 2010.
Stock Option Plans

We had a total of 8.2 million stock options, 1.2 million restricted stock units (“RSUs”) and 0.2 million shares of restricted stock awards (“RSA”) outstanding as of October 31, 2011. The number of shares that remained available for future grants under the 2006 Equity Incentive Plan was 5.6 million as of October 31, 2011.

New Founders’ Stock Option Plan

In April 2003, we adopted the New Founders’ Stock Option Plan (the “New Founders’ Plan”) for our executives and employees. A total of 1.5 million shares of our Common Stock were reserved for issuance under the New Founders’ Plan. We are no longer granting options under the New Founders’ Plan and will retire any options canceled thereafter. Stock option awards under the New Founders’ Plan were generally granted with an exercise price equal to the market price of our stock on the date of grant. Those option awards generally vest in equal annual amounts over a period of five years from the date of grant and have a maximum term of ten years.

Outside Directors’ Stock Option Plan

In January 2005, we adopted the Outside Directors’ Stock Option Plan (the “Directors’ Plan”) for members of our Board of Directors who are not our employees or representatives of major stockholders. A total of 225,000 shares of our Common Stock have been reserved for issuance under the Directors’ Plan. We will no longer grant options under the Directors’ Plan and will retire any options canceled thereafter. Stock options granted generally vest over a period of four years from the date of grant and have a maximum term of seven years.

2005 Equity Incentive Option Plan

On April 29, 2005, we adopted the 2005 Equity Incentive Option Plan (the “EIP Plan”) for our executives and employees, and other individuals who provide services to us. A total of 3.1 million shares of our Common Stock have been reserved for issuance under the EIP Plan. We will no longer grant options under the EIP Plan and will retire any options canceled thereafter. Stock option awards were generally granted with an exercise price equal to the market price of our stock at the date of grant. Those options generally vest over a period of four years from the date of grant and have a maximum term of seven years.

Lipman Plans

In November 2006, we completed our acquisition of Lipman. As part of the acquisition consideration, we assumed all of Lipman’s outstanding stock options totaling 3.4 million options. We no longer grant stock options under the Lipman Plans and will retire any options canceled thereafter.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Hypercom Plans

In August 2011, we completed our acquisition of Hypercom. As part of the acquisition consideration, we assumed all of Hypercom's outstanding options without any modification of the options, totaling 0.8 million options. The stock options were all vested and had a contractual term of 10 years. We no longer grant stock options under the Hypercom Plans and will retire any stock options canceled thereafter.

2006 Equity Incentive Plan

In March 2006, our stockholders approved the 2006 Equity Incentive Plan (the “2006 Plan”) for our officers, directors, employees, and consultants. Upon approval of the 2006 Plan a total of 9.0 million shares of our Common Stock were reserved for issuance. On October 8, 2008, the stockholders approved an amendment to the 2006 Plan increasing the shares reserved for issuance to 13.2 million. On June 29, 2011, the stockholders approved an amendment to the 2006 Plan increasing the shares reserved for issuance to 22.5 million. Stock option awards are granted with an exercise price equal to the market price of our Common Stock at the date of grant. The awards generally vest over a period of four years, except for grants to directors and performance based vesting RSUs which generally vest over one year, from the date of grant and stock options have a maximum term of seven years. Any awards granted as stock options or stock appreciation rights shall be counted as one share for every award granted and any RSUs granted beginning June 29, 2011 shall be counted as 2.00 shares for every RSU granted for the purposes of the number of shares issuable under the 2006 Plan. Any RSUs granted prior to June 29, 2011 shall be counted as 1.75 shares for every RSU granted for the purpose of the number of shares issuable under the 2006 Plan.

In November 2009, we completed an offer to exchange certain options to purchase shares of our common stock, par value $0.01 per share, for a lesser number of replacement options to purchase shares of common stock (the “Offer to Exchange”). The Offer to Exchange expired on November 6, 2009. Pursuant to the terms and conditions of the Offer to Exchange, we accepted for cancellation eligible options covering 3.3 million shares of our common stock, representing approximately 74.5% of the total shares of common stock underlying options eligible for exchange. All surrendered options were canceled as of November 6, 2009. We issued replacement options covering 1.5 million shares of our common stock in exchange for the eligible options tendered and accepted in the Offer to Exchange. The exercise price of the replacement options is $14.29, which was the closing price of our common stock on November 6, 2009 as reported on the New York Stock Exchange. The Offer to Exchange was structured as a value-for-value exchange.

In January 2011, and 2010, we granted 0.4 million and 0.4 million performance based vesting RSUs, respectively, to selected executives under the 2006 Equity Incentive Plan whose vesting is contingent upon meeting certain financial and operational targets for the fiscal year 2011 and 2010 set by the Board of Directors. The fair value of the RSUs was based on the stock price on the date of grant. These awards will vest in one year.

We estimate the grant-date fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of ASC 718 Compensation-Stock Compensation, using the weighted-average assumptions noted in the following table. Expected volatility of the stock is based on a blend of our peer group in the industry in which we conduct our business, our historical stock volatility and the implied volatility of our stock. The expected term represents the period of time that options granted are expected to be outstanding. The expected term of options granted is derived from the historical actual term of option grants and an estimate of future exercises during the remaining contractual period of the option. The average risk-free rate is based on the U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the options used in the Black-Scholes valuation model. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of our original estimates of fair value under ASC 718.

The fair value of each RSU and RSA is equal to the market value of our common stock on the date of grant.

We estimate forfeitures of options, RSUs and RSAs based on historical experience and record compensation expense only for those awards that are expected to vest.

Our assumptions subsequent to adoption of ASC 718 are as follows:

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended October 31,
	2011	2010	2009
Expected term of the options	4.0	4.0	4.0
Risk-free interest rate	1.3%	1.5%	2.1%
Expected stock price volatility	69.9%	69.7%	64.0%
Expected dividend rate	0.0%	0.0%	0.0%

The following table presents the stock-based compensation expense recognized in accordance with ASC 718 during the fiscal years ended October 31, 2011, 2010, and 2009 (in thousands):

	Years Ended October 31,
	2011	2010	2009
Cost of net revenues	$1,724	$1,071	$1,714
Research and development	4,015	2,683	4,976
Sales and marketing	13,000	8,991	7,495
General and administrative	15,405	8,321	8,688
Total stock-based compensation	$34,144	$21,066	$22,873

In fiscal year 2009, as a result of the cancellation of certain stock option grants voluntarily surrendered by employees, we expensed all previously unrecognized compensation cost of such stock option grants amounting to $3.9 million as of the cancellation dates.

As of October 31, 2011, total unrecognized compensation expense adjusted for estimated forfeitures related to unvested stock options, and RSUs and RSAs was $37.4 million and $19.8 million, respectively, which is expected to be recognized over the remaining weighted-average vesting periods of 2.3 years for stock options and 2.0 years for RSUs and RSAs.
Stock Option Activity
The following table provides a summary of stock option activity under all of the equity incentive plans described above for the year ended October 31, 2011:

	Shares Under Option (Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Thousands)
Outstanding at October 31, 2010	9,792	$14.04
Granted	1,227	$43.38
Granted (Hypercom Acquisition)	815	$19.88
Exercised	(3,223)	$15.06
Cancelled	(394)	$18.60
Expired	(16)	$20.83
Outstanding at October 31, 2011	8,201	$18.38	4.7	$198,023
Vested or expected to vest at October 31, 2011	7,674	$17.93	4.7	$188,486
Exercisable at October 31, 2011	3,468	$15.62	4.0	$92,412

The total proceeds received from employees as a result of employee stock option exercises under all plans for each of the fiscal years ended October 31, 2011, 2010, and 2009 were $48.5 million, $12.8 million, and $0.5 million, respectively. We recognized $0.6 million of tax benefits in the fiscal year ended October 31, 2011. We did not recognize any tax benefits in connection with the exercises during the fiscal years ended October 31, 2010 and 2009.

The weighted-average grant date fair value per stock option granted during each of the fiscal years 2011, 2010, and 2009 was $22.92, $10.75, and $3.63 respectively. The total intrinsic value of options exercised during each of the fiscal years 2011, 2010, and

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2009 was $95.9 million, $16.5 million and $0.5 million, respectively.

The following table summarizes RSUs and RSAs activity for the year ended October 31, 2011:

	Shares (Thousands)	Aggregate Intrinsic Value (Thousands)
Outstanding at October 31, 2010	1,010
Granted	716
Vested	(328)
Forfeited	—
Outstanding at October 31, 2011	1,398	$58,999
Expected to vest at October 31, 2011	1,332	$56,224
Ending exercisable (vested and deferred)	302	$12,747

The weighted-average grant date fair value per share of RSUs and RSAs granted during each of the fiscal years 2011, 2010, and 2009, was $39.99, $18.26 and $5.30, respectively. All RSAs were granted on April 1, 2010 with a grant date fair value of $20.35. The total fair value of RSUs and RSAs that vested in fiscal years 2011, 2010 and 2009 was $14.2 million, $0.6 million and $0.3 million, respectively.
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

In connection with the acquisition of Clear Channel Taxi Media, LLC (“CCTM”) in December 2009, we assumed approximately $55.2 million of non-cancelable operating leases which mainly represent future payments for the rights to place advertising on taxicabs. As of October 31, 2011, the remaining outstanding obligations for these non-cancelable operating leases were $9.3 million.

Future minimum lease payments and sublease rental income under these leases as of October 31, 2011, were as follows (in thousands):

Fiscal Years Ending October 31:	Minimum Lease Payments	Sublease Rental Income	Net Minimum Lease Payments
2012	$28,329	$(306)	$28,023
2013	16,381	(316)	16,065
2014	11,984	(326)	11,658
2015	6,880	(336)	6,544
2016	3,357	(259)	3,098
Thereafter	440	—	440
Total	$67,371	$(1,543)	$65,828

Rent expense was approximately $17.3 million, $13.4 million and $12.9 million for the fiscal years ended October 31, 2011, 2010, and 2009, respectively. For the fiscal year ended October 31, 2011 and 2010, we also incurred $21.0 million and $12.3 million of net rent expense for non-cancelable taxi operating leases.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Manufacturing Agreements

We work on a purchase order basis with our primary electronic manufacturing services providers which are located in China, Singapore, Malaysia, Brazil, Germany, Romania, and Israel and component suppliers located throughout the world to supply nearly all of our finished goods inventories, spare parts, and accessories. We generally provide each such supplier with a purchase order to cover the manufacturing requirements, which constitutes a binding commitment by us to purchase materials and finished goods produced by the manufacturer as specified in the purchase order. Most of these purchase orders are considered to be non-cancelable and are expected to be paid within one year of the issuance date. As of October 31, 2011, the amount of purchase commitments issued to contract manufacturers and component suppliers totaled approximately $139.4 million. Of this amount, $17.0 million has been recorded in Accrued Expenses in the accompanying Consolidated Balance Sheets because these commitments are not expected to have future value to us.

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
Contingencies

Accrued Warranty

We provide reserves for the estimated costs of product warranty obligations based on a number of factors including the size of the installed base of products subject to warranty protection, historical and projected warranty claim rates, historical and projected costs associated with claims, and knowledge of specific product failures that are outside of our typical experience. We assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary based on our actual experience and any changes in future estimates. As of October 31, 2011 and 2010, our warranty accrual included product specific warranty accruals of approximately $7.9 million and $3.8 million, respectively, related to specific issues with our products. The amount accrued represents our best estimate of the costs expected to be incurred based on currently available information. We may incur additional warranty expense related to these products in future periods.
Brazilian State Tax Assessments

State Value Added Tax

One of our Brazilian subsidiaries has been notified of a tax assessment regarding Brazilian state VAT, for the periods from 2000 to 2002 that relates to products supplied to us by a contract manufacturer. The assessment relates to an asserted deficiency of 4.7 million Brazilian reais (approximately $2.8 million). The tax assessment was based on a clerical error in which our Brazilian subsidiary omitted the required tax exemption number on our invoices. On August 27, 2003, the tax authorities rendered a first level decision that maintained the tax assessment. We have appealed the first level decision. On March 30, 2009, the proceeding was remitted to the State Court of Appeals. We presented further oral arguments in our defense before the State Court of Appeals on April 28, 2010. In December 2010, the State Court of Appeals ruled in our favor on the matter, determining that the tax assessment should be canceled.  On March 1, 2011, the tax authority filed a special appeal against the decision of the State Court of Appeals, and we filed our opposition on June 22, 2011. On September 15, 2011, the State Court of Appeals ruled in our favor and, accordingly, this administrative proceeding is now closed. It is currently uncertain what impact this state tax examination may have with respect to our use of a corresponding exemption to reduce the

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Brazilian federal VAT.

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 received an unfavorable administrative decision on a tax enforcement action against it filed by the São Paulo State Revenue Department for collection of state sales taxes related to purported sales of software for the 1998 and 1999 tax years. In 2004 an appeal against this unfavorable administrative decision was filed in a judicial proceeding. The first level decision in the judicial proceeding was issued in our favor. The São Paulo State Revenue Department has filed an appeal of this decision and the proceeding is now pending second level decision. Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible that we may receive an unfavorable decision in this proceeding. The tax assessment including estimated interest through October 31, 2011 for this matter totals approximately $6.6 million Brazilian reais (approximately $3.8 million). As of October 31, 2011, we have not accrued for this matter.
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

In the Vitória tax assessment, the fines were reduced from 4.7 million Brazilian reais (approximately $2.7 million) to 1.5 million Brazilian reais (approximately $0.9 million) on a first level administrative decision on January 26, 2007. Both the tax authorities and the Company filed appeals of the first level administrative decision. In this appeal, we argued that the tax authorities did not have enough evidence to determine that the import transactions were indeed fraudulent and that, even if there were some irregularities in such importations, they could not be deemed to be our responsibility since all the transactions were performed by the third-party importer of the goods. On June 30, 2010, the Taxpayers Administrative Council of Tax Appeals decided to reinstate the original claim amount of 4.7 million Brazilian reais (approximately $2.7 million) against us. A formal ruling on the decision of the Administrative Council has not yet been issued. Once a formal ruling is issued by the Administrative Council, we will decide whether or not to appeal to the judicial level. Based on our current understanding of the underlying facts, we believe that it is probable that our Brazilian subsidiary will be required to pay some amount of fines. At October 31, 2011, we have accrued 4.7 million Brazilian reais (approximately $2.7 million) for this matter, plus interest.

On July 12, 2007, we were notified of a first administrative level decision rendered in the São Paulo tax assessment, which maintained the total fine of 20.2 million Brazilian reais (approximately $11.8 million) as imposed. On August 10, 2007, we appealed the first administrative level decision to the Taxpayers Council. A hearing was held on August 12, 2008 before the Taxpayers Council, and on October 14, 2008, the Taxpayers Council granted our appeal and dismissed the São Paulo assessment based upon the assessment being erroneously calculated on the value of the sale of the products in question to end customers in the local market rather than on the declared importation value of such products. We were subsequently notified of the Taxpayers Council's decision and the case was dismissed on May 19, 2009. In August 2009, the Brazilian tax authorities requested additional materials from us. In October 2009, we received a revised assessment in this matter of 1.9 million Brazilian reais (approximately $1.1 million). On May 20, 2010, we were notified of a first level decision canceling the revised tax assessment. This decision is currently pending second level review. At October 31, 2011, we have accrued 1.6 million Brazilian reais (approximately $0.9 million) for this matter.

On January 18, 2008, we were notified of a first administrative level decision rendered in the Itajai assessment, which maintained the total fine of 2.0 million Brazilian reais (approximately $1.2 million) as imposed, excluding interest. On May 27, 2008, we appealed the first level administrative level decision to the Taxpayers Council. This matter is currently pending second level decision. Based on our current understanding of the underlying facts, we believe that it is probable that our Brazilian subsidiary will be required to pay some amount of fines. Accordingly, at October 31, 2011, we have accrued 2.0 million Brazilian reais (approximately $1.2 million) for this matter, plus interest.
Municipality Tax on Services Assessment

In December 2009, one of the Brazilian subsidiaries that was acquired as part of the Lipman acquisition was notified of a tax assessment regarding alleged nonpayment of tax on services rendered for the period from September 2004 to December

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2004. This assessment was issued by the municipality of São Paulo (the “municipality”), and asserts a services tax deficiency and related penalties totaling 0.9 million Brazilian reais (approximately $0.5 million) excluding interest.  The municipality claims that the Brazilian subsidiary rendered certain services within the municipality of São Paulo but simulated that those services were rendered in another city. At the end of December 2010 the municipality issued further tax assessments alleging the same claims for 2005 through June 2007. These additional subsequent claims assert services tax deficiencies and related penalties totaling 5.9 million Brazilian reais (approximately $3.4 million) excluding interest. In January 2010, we presented our administrative defense to the initial claim issued by the municipality and in January 2011, we presented our administrative defense to the subsequently issued claims. On August 12, 2011, we were notified of a first administrative level decision maintaining all of the services tax assessments asserted by the municipality. On August 20, 2011, we filed our appeal of the decision and the proceeding is now pending the second administrative level decision. At October 31, 2011, we have accrued for these alleged tax deficiencies plus estimated interest.

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 received an unfavorable administrative decision on a tax enforcement action against it filed by the municipality of Curitiba for collection of alleged services tax deficiency. An appeal against this unfavorable administrative decision was filed in a judicial proceeding and currently the case is pending the municipality of Curitiba's compliance with the writ of summons. The underlying assessment including estimated interest as of October 31, 2011 is approximately $4.9 million Brazilian reais (approximately $2.9 million). Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible that we may receive an unfavorable decision in this proceeding. As of October 31, 2011, we have not accrued for this matter.
Patent Infringement and Commercial Litigation
Heartland Payment Systems, Inc.

From September 2009 to March 2011 we were a party to certain litigation proceedings with Heartland Payment Systems, Inc. (“Heartland”), a card payment processor, concerning claims including patent infringement, unfair competition, breach of contract and false advertising.

On March 28, 2011, without admitting any infringement, wrongdoing, or violation of law and to avoid the distraction and expense of continued litigation, we entered into a settlement agreement concerning these lawsuits with Heartland. Under the settlement agreement VeriFone and Heartland agreed to dismiss with prejudice all claims against each other in these lawsuits in exchange for mutual releases by both parties with each party bearing its own costs related to the actions. The court entered its order dismissing the actions with prejudice on March 30, 2011.
Cardsoft, Inc. et al v. VeriFone Holdings, Inc., VeriFone, Inc., Hypercom Corporation, et al.

On March 6, 2008, Cardsoft, Inc. and Cardsoft (Assignment for the Benefit of Creditors), LLC (“Cardsoft”) commenced an action in the United States District Court for the Eastern District of Texas, Marshall Division, against us and Hypercom Corporation among others, alleging infringement of U.S. Patents No. 6,934,945 and No. 7,302,683 purportedly owned by Cardsoft. Cardsoft is seeking a judgment of infringement, and an injunction against further infringement, damages, interest and attorneys' fees. The Markman hearing was held August 8, 2011 and trial for this action is currently set for March 2012. We intend to vigorously defend the claims filed against us, including the claims made against Hypercom, in this litigation. At this stage of the proceedings it is not possible to quantify the extent of our potential liability, if any, related to this action. If there is an unfavorable outcome on the claims made against Hypercom, we would be liable for any damages attributed to Hypercom sales in the U.S. prior to its divestiture of the U.S. business. An unfavorable outcome whether on the claims against the VeriFone entities or the Hypercom entity could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Class Action and Derivative Lawsuits

On or after December 4, 2007, several securities class action claims were filed against us and certain of our officers, former officers, and a former director. These lawsuits were consolidated in the U.S. District Court for the Northern District of California as In re VeriFone Holdings, Inc. Securities Litigation, C 07-6140 MHP. The original actions were: Eichenholtz v. VeriFone Holdings, Inc. et al., C 07-6140 MHP; Lien v. VeriFone Holdings, Inc. et al., C 07-6195 JSW; Vaughn et al. v. VeriFone Holdings, Inc. et al., C 07-6197 VRW (Plaintiffs voluntarily dismissed this complaint on March  7, 2008); Feldman et al. v. VeriFone Holdings, Inc. et al., C 07-6218 MMC; Cerini v. VeriFone Holdings, Inc. et al., C 07-6228 SC; Westend Capital

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management LLC v. VeriFone Holdings, Inc. et al., C 07-6237 MMC; Hill v. VeriFone Holdings, Inc. et al., C 07-6238 MHP; Offutt v. VeriFone Holdings, Inc. et al., C 07-6241 JSW; Feitel v. VeriFone Holdings, Inc., et al., C 08-0118 CW. On August 22, 2008, the court appointed plaintiff National Elevator Fund lead plaintiff and its attorneys lead counsel. Plaintiff filed its consolidated amended class action complaint on October 31, 2008, which asserts claims under the Securities Exchange Act Sections 10(b), 20(a), and 20A and Securities and Exchange Commission Rule 10b-5 for securities fraud and control person liability against us and certain of our current and former officers and directors, based on allegations that we and the individual defendants made false or misleading public statements regarding our business and operations during the putative class periods and seeks unspecified monetary damages and other relief. We filed our motion to dismiss on December 31, 2008. The court granted our motion on May 26, 2009 and dismissed the consolidated amended class action complaint with leave to amend within 30 days of the ruling. The proceedings were stayed pending a mediation held in October 2009 at which time the parties failed to reach a mutually agreeable settlement. Plaintiffs' first amended complaint was filed on December 3, 2009 followed by a second amended complaint filed on January 19, 2010. We filed a motion to dismiss the second amended complaint and the hearing on our motion was held on May 17, 2010. In July 2010, prior to any court ruling on our motion, plaintiffs filed a motion for leave to file a third amended complaint on the basis that they have newly discovered evidence. Pursuant to a briefing schedule issued by the court we submitted our motion to dismiss the third amended complaint and plaintiffs filed their opposition, following which the court took the matter under submission without further hearing. On March 8, 2011, the court ruled in our favor and dismissed the consolidated securities class action without leave to amend. On April 5, 2011, lead plaintiff filed its notice of appeal of the district court's ruling to the U.S. Court of Appeals for the Ninth Circuit. On June 24 and June 27, 2011, lead plaintiff dismissed its appeal as against defendants Paul Periolat, William Atkinson, and Craig Bondy. Lead plaintiff filed its opening brief on appeal on July 28, 2011. We filed our answering brief on September 28, 2011 and lead plaintiff filed its reply brief on October 31, 2011. No oral argument has been set for this appeal, and there has been no ruling on the appeal to date. At this time, we have not recorded any liabilities related to this action as we are unable to determine the outcome or estimate the potential liability.

Beginning on December 13, 2007, several actions were also filed against certain current and former directors and officers derivatively on our behalf. These derivative lawsuits were filed in: (1) the U.S. District Court for the Northern District of California, as In re VeriFone Holdings, Inc. Shareholder Derivative Litigation, Lead Case No. C 07-6347 MHP, which consolidates King v. Bergeron, et al.  (Case No. 07-CV-6347), Hilborn v. VeriFone Holdings, Inc., et al.  (Case No. 08-CV-1132), Patel v. Bergeron, et al.  (Case No. 08-CV-1133), and Lemmond, et al. v. VeriFone Holdings, Inc., et al.  (Case No. 08-CV-1301); and (2) California Superior Court, Santa Clara County, as In re VeriFone Holdings, Inc. Derivative Litigation, Lead Case No. 1-07-CV-100980, which consolidates Catholic Medical Mission Board v. Bergeron, et al.  (Case No. 1-07-CV-100980), and Carpel v. Bergeron, et al.  (Case No. 1-07-CV-101449). On May 15, 2008, the court in the federal derivative action appointed Charles R. King as lead plaintiff and his attorneys as lead counsel. On October 31, 2008, plaintiffs in the federal action filed their consolidated amended derivative complaint, which names us as a nominal defendant and brings claims for insider selling, breach of fiduciary duty, unjust enrichment, waste of corporate assets and aiding and abetting breach of fiduciary duty against us and certain of our current and former officers and directors. On December 15, 2008, we and the other defendants filed a motion to dismiss. The parties agreed by stipulation that briefing on this motion would relate only to the issue of plaintiffs' failure to make a pre-suit demand on our Board of Directors. The court granted our motion on May 26, 2009 and dismissed the consolidated amended derivative complaint with leave to amend within 30 days of the ruling. The proceedings were stayed pending a mediation held in October 2009 at which time the parties failed to reach a mutually agreeable settlement. Plaintiffs' second amended complaint was filed on December 10, 2009. We filed our motion to dismiss the second amended complaint on January 25, 2010 and a hearing on our motion to dismiss was held on May 17, 2010. On August 25, 2010, the federal district court ruled in our favor and dismissed plaintiffs' second amended derivative complaint without leave to amend. The plaintiffs appealed the District Court's judgment to the U.S. Court of Appeal for the Ninth Circuit, filing their opening brief on April 14, 2011. We filed our answering brief on May 31, 2011 and plaintiffs filed their reply on July 1, 2011, following which the Ninth Circuit took the matter under submission without oral argument. On November 28, 2011, the Ninth Circuit issued an order in our favor, affirming the District Court's dismissal of plaintiffs' second amended complaint.

On June 9, 2009, plaintiffs in the federal derivative action made a demand to inspect certain of our books and records. In response to this demand, we provided certain of our books and records, including minutes and materials for our Board of Directors, Audit Committee and Compensation Committee meetings for the relevant period. We produced documents responsive to each category of plaintiffs' request except that we withheld production, on the basis of privilege, of the Audit Committee's report of the independent investigation into the events leading to the restatement of our fiscal year 2007 interim financial statements. On November 6, 2009, plaintiffs filed a complaint in Delaware Chancery Court seeking to compel production of the independent investigation report. We filed a motion to dismiss this complaint on December 3, 2009, and briefs on this motion were submitted during January 2010. A hearing on our motion to dismiss was held on March 10, 2010 and

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on May 12, 2010, the court issued an opinion dismissing with prejudice plaintiffs' complaint seeking to compel production of the independent investigation report. Plaintiffs appealed the dismissal. The parties filed their respective briefs on the appeal and a hearing on the appeal was held November 17, 2010 before the Delaware Supreme Court. The case was submitted before the Delaware Supreme Court en Banc without further briefing or oral argument. In January 2011, the Delaware Supreme Court issued a ruling which accepted certain legal arguments made by plaintiff, reversed the order of the Chancery Court, and remanded the case to the Chancery Court for further proceedings, while noting that plaintiff's claim may still be subject to dismissal under the applicable legal standard because the underlying derivative complaint in the federal district court had been dismissed with prejudice. On December 12, 2011, the Delaware Chancery Court entered an order dismissing the action by stipulation of the parties in light of the Ninth Circuit's November 28, 2011 order affirming the dismissal of the federal derivative action.

On October 31, 2008, the derivative plaintiffs filed their consolidated derivative complaint in California Superior Court for the County of Santa Clara naming us as a nominal defendant and bringing claims for insider selling, breach of fiduciary duty, unjust enrichment, waste of corporate assets and aiding and abetting breach of fiduciary duty against certain of our current and former officers and directors and our largest shareholder as of October 31, 2008, GTCR Golder Rauner LLC. In November 2008, we filed a motion to stay the state court action pending resolution of the parallel federal actions, and the parties have agreed by stipulation to delay briefing on the motion to stay until after the issue of demand futility is resolved in the federal derivative case. On June 2, 2011, the court entered a stipulated order requiring the parties to submit a case status report on August 1, 2011 and periodically thereafter. The parties submitted status reports to the court on August 1, 2011, October 3, 2011, and December 5, 2011. The next status report is due February 3, 2012. At this time, we have not recorded any liabilities for this action as we are unable to determine the outcome or estimate the potential liability.

On January 27, 2008, a class action complaint was filed against us in the Central District Court in Tel Aviv, Israel on behalf of purchasers of our stock on the Tel Aviv Stock Exchange. The complaint seeks compensation for damages allegedly incurred by the class of plaintiffs due to the publication of erroneous financial reports. We filed a motion to stay the action, in light of the proceedings already filed in the United States, on March 31, 2008. A hearing on the motion was held on May 25, 2008. Further briefing in support of the stay motion, specifically with regard to the threshold issue of applicable law, was submitted on June 24, 2008. On September 11, 2008, the Israeli District Court ruled in our favor, holding that U.S. law would apply in determining our liability. On October 7, 2008, plaintiffs filed a motion for leave to appeal the District Court's ruling to the Israeli Supreme Court. Our response to plaintiffs' appeal motion was filed on January 18, 2009. The District Court has stayed its proceedings until the Supreme Court rules on plaintiffs' motion for leave to appeal. On January 27, 2010, after a hearing before the Supreme Court, the court dismissed the plaintiffs' motion for leave to appeal and addressed the case back to the District Court. The Supreme Court instructed the District Court to rule whether the Israeli class action should be stayed, under the assumption that the applicable law is U.S. law. Plaintiffs subsequently filed an application for reconsideration of the District Court's ruling that U.S. law is the applicable law. Following a hearing on plaintiffs' application, on April 12, 2010, the parties agreed to stay the proceedings pending resolution of the U.S. securities class action, without prejudice to plaintiffs' right to appeal the District Court's decision regarding the applicable law to the Supreme Court. On May 25, 2010, plaintiff filed a motion for leave to appeal the decision regarding the applicable law with the Israeli Supreme Court. In August 2010, plaintiff filed an application to the Israeli Supreme Court arguing that the U.S. Supreme Court's decision in Morrison et al. v. National Australia Bank Ltd., 561 U.S. __, 130 S. Ct. 2869 (2010), may affect the outcome of the appeal currently pending before the Court and requesting that this authority be added to the Court's record. Plaintiff concurrently filed an application with the Israeli District Court asking that court to reverse its decision regarding the applicability of U.S. law to the Israeli class action, as well as to cancel its decision to stay the Israeli proceedings in favor of the U.S. class action in light of the U.S. Supreme Court's decision in Morrison. On August 25, 2011, the Israeli District Court issued a decision denying plaintiff's application and reaffirming its ruling that the law applicable to the Israeli class action is U.S. law. The Israeli District Court also ordered that further proceedings in the case be stayed pending the decision on appeal in the U.S. class action. At this time, we have not recorded any liabilities for this action as we are unable to determine the outcome or estimate the potential liability.

Certain of the foregoing cases are still in the preliminary stages, and we are not able to quantify the extent of our potential liability, if any. An unfavorable outcome in any of these matters could have a material adverse effect on our business, financial condition, results of operations, and cash flows. In addition, defending these legal proceedings is likely to be costly, which may have a material adverse effect on our financial condition, results of operations and cash flows, and may divert management's attention from the day-to-day operations of our business.

Litigation Related to Acquisition of Hypercom

On May 12, 2011, the United States Department of Justice (the “DOJ”) filed a civil antitrust lawsuit in the U.S. District

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Court for the District of Columbia against VeriFone, Hypercom Corporation (“Hypercom”), and Ingenico S.A. (“Ingenico”). The DOJ's complaint alleges antitrust claims with respect to our planned acquisition of Hypercom and with the April 1, 2011 Stock and Asset Purchase Agreement pursuant to which Hypercom would have sold certain assets and liabilities of its U.S. payment terminal business to Ingenico. On May 19, 2011, VeriFone, Hypercom, and Ingenico terminated the April 1, 2011 Stock and Asset Purchase Agreement, and VeriFone and Hypercom entered into an agreement with the DOJ to suspend the civil antitrust lawsuit filed against the parties by the DOJ, in order to explore various options for the planned divestiture of Hypercom's U.S. business, including the possibility of a divestiture to an alternative buyer. Ingenico also requested that the DOJ move to remove Ingenico as a defendant in the litigation. On August 4, 2011, VeriFone, Hypercom, and the DOJ agreed to settle the litigation, Hypercom divested its U.S. payment systems business and VeriFone completed its acquisition of Hypercom. The settlement was approved by the district court on August 4, 2011.

In connection with the announcement of our merger with Hypercom, several purported class action lawsuits were filed in Arizona and Delaware state courts alleging variously, among other things, that the board of directors of Hypercom breached its fiduciary duties in not securing a higher price in the merger and that VeriFone, Hypercom, FP Hypercom Holdco, LLC and Francisco Partners II, L.P. aided and abetted that alleged breach. The actions seek injunctive relief and unspecified damages. An agreement in principle has been reached to resolve the litigation based on confirmatory discovery, enhanced public disclosures, and, reimbursement by Hypercom of a portion of the plaintiffs' attorneys fees which we do not expect to be material to our results of operations. The terms of settlement between the parties are subject to court approval.
Other Litigation
We are subject to various other legal proceedings related to commercial, customer, and employment matters that have arisen during the ordinary course of business, including a number of pending labor-related claims that arose in the ordinary course of business against the Hypercom Brazilian subsidiary prior to our acquisition of Hypercom. Although there can be no assurance as to the ultimate disposition of these matters, our management has determined, based upon the information available at the date of these financial statements, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
ASC 740 Income Tax Uncertainties
As of October 31, 2011, the amount payable of our unrecognized tax benefits was $51.9 million, including accrued interest and penalties, of which none is expected to be paid within one year. We are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. We believe that it is reasonably possible that there could be a reduction in unrecognized tax benefits due to statute of limitations expirations in multiple tax jurisdictions during the next 12 months that is not material.
Note 14. Segment and Geographic Information
ASC 280 Segment Reporting establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker (“CODM”) is our Chief Executive Officer. We are primarily organized geographically. The CODM reviews consolidated financial information on revenues and gross profit percentage for System Solutions and Services. The CODM also reviews operating expenses, certain of which are allocated to our two segments described below.

Segment Information

We operate in two business segments: North America and International. North America segment is defined as the United States of America and Canada, and International segment is defined as the other countries from which we derive revenues. Total assets and goodwill by segment are based on the location of the assets. The Hypercom entities were assimilated into our existing segments based on the countries in which the entities' derive revenues.

Net revenues and operating income (loss) of each business segment reflect net revenues generated within the segment, supply chain standard inventory cost of System Solutions net revenues, actual cost of Services net revenues, and expenses that directly benefit only that segment, including distribution center costs, royalty and warranty expense. Corporate net revenues and operating income (loss) reflect acquisition charges, including amortization of purchased intangible assets, step-up of inventory, step-down in deferred revenue, impairment and other Corporate charges, including inventory obsolescence and

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

scrap, rework, specific warranty provisions, non-standard freight and over-and-under absorption of materials management overhead. Since these costs are generally incurred on a company-wide basis, it is impractical to allocate them to either the North America or International segments.

The following table sets forth net revenues and operating income (loss) for our segments (in thousands):

	Years Ended October 31,
	2011	2010	2009
Net revenues:
International	$822,807	$560,664	$501,670
North America	486,703	441,173	343,446
Corporate	(5,644)	(300)	(402)
Total net revenues	$1,303,866	$1,001,537	$844,714
Operating income (loss):
International	$224,987	$136,881	$116,882
North America	176,276	143,937	116,968
Corporate	(295,553)	(178,394)	(362,816)
Total operating income (loss)	$105,710	$102,424	$(128,966)
Our goodwill by segment was as follows (in thousands):

	October 31,
	2011	2010
International	$398,855	$150,336
North America	162,559	18,986
	$561,414	$169,322
Our total assets by segment were as follows (in thousands):

	October 31,
	2011	2010
International	$1,362,402	$656,718
North America	951,159	418,608
	$2,313,561	$1,075,326
Our depreciation and amortization expense of property, plant and equipment and other assets by segment was as follows (in thousands):

	Years Ended October 31,
	2011	2010	2009
International	$10,182	$8,364	$9,368
North America	12,166	9,328	7,757
	$22,348	$17,692	$17,125
Geographic Information
Our revenues by geographic area were as follows (in thousands):

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended October 31,
	2011	2010	2009
United States and Canada	$486,500	$440,873	$343,042
Europe, Middle East and Africa	417,615	268,197	265,548
Latin America	275,930	197,804	150,071
Asia	123,821	94,663	86,053
Total net revenues	$1,303,866	$1,001,537	$844,714
Revenues are allocated to the geographic areas based on the shipping destination of customer orders. Corporate revenues are included in the United States geographic area.

Our tangible long-lived assets, which consist primarily of property, plant and equipment, exclusive of inter-company accounts, were as follows (in thousands):

	October 31,
	2011	2010
United States and Canada	$37,912	$29,197
Europe, Middle East and Africa	33,176	18,363
Latin America	5,826	2,979
Asia	10,653	5,111
	$87,567	$55,650
Note 15. Restructuring Charges

Hypercom Restructuring Plan
During the fourth quarter of fiscal year 2011, our management approved, committed to, and initiated a plan to restructure our operations due to our acquisition of Hypercom in order to improve the cost efficiencies in our merged operations, which is estimated to cost up to $13.0 million. During fiscal year ended October 31, 2011, we recorded $7.9 million of employee restructuring expense under this plan, of which we paid $3.7 million.
Restructuring activity for the fiscal year ended October 31, 2011 was as follows (in thousands):

	Employee Severance and Benefit Arrangements	Facilities Related Costs	Total
Balance at November 1, 2010	$832	$1,900	$2,732
Current year charges and adjustments	8,490	(49)	8,441
Other adjustments	580	(6)	574
Cash payments	(5,038)	(554)	(5,592)
Balance at October 31, 2011	$4,864	$1,291	$6,155
As of October 31, 2011, $5.3 million of restructuring accruals were included in Other Current Liabilities and $0.9 million of restructuring accruals were included in Other Long-term Liabilities in the Consolidated Balance Sheets.
The following table summarizes restructuring expenses for the years ended October 31, 2011, 2010 and 2009 (in thousands):

	Years Ended October 31,
	2011	2010	2009
Cost of net revenues	$789	$664	$434
Research and development	587	(10)	949
Sales and marketing	5,393	33	1,272
General and administrative	1,672	215	3,260
	$8,441	$902	$5,915

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior Years' Restructuring Plans

Prior years' restructuring plans liabilities as of October 31, 2011 and 2010 were 1.3 million and 2.7 million, respectively. The changes were mainly due to payments.
Note 16. Employee Benefit Plans
401(k) Plan
We maintain a defined contribution 401(k) plan for our U.S. employees that allows eligible employees to contribute up to 60% of their pretax salary up to the maximum allowed under Internal Revenue Service regulations. During the fiscal years ended October 31, 2011, 2010 and 2009, we made $2.8 million, zero, and $1.2 million, respectively, of discretionary employer matching contributions to this plan. We temporarily suspended our discretionary contribution from May 16, 2009 through October 31, 2010. Effective November 1, 2010, we resumed our discretionary employer matching contribution to the 401(k) plan.
Pension Plans
We have a defined benefit plan for our employees in Taiwan, as required by local laws. The net unfunded portion of the pension plan's obligations was $1.2 million and $1.1 million as of October 31, 2011 and 2010. These balances were included in other long-term liabilities in the Consolidated Balance Sheets. Our fiscal year end date, October 31, is the measurement date for the plan. Net pension costs were approximately $0.3 million for each of the fiscal years ended October 31, 2011, 2010 and 2009.
In conjunction with the acquisitions of Gemalto POS Business and Hypercom in fiscal year 2011, we assumed pension plans for eligible employees in Germany and France. As of October 31, 2011, the unfunded status of these plans were $4.8 million, which was included in long-term liabilities in the consolidated Balance Sheets and one of these plans had net pension assets of $2.2 million, which were included in other long-term assets in the Consolidated Balance Sheets. Our fiscal year end date, October 31, is the measurement date for the plans. Net pension costs were approximately $0.5 million for the fiscal year ended October 31, 2011.
Israeli Severance Funds
Our liability for severance funds to our Israeli employees is calculated pursuant to Israeli severance fund law based on salary of the employee multiplied by the number of years of employment of such employee as of the applicable balance sheet date. Our Israeli employees are entitled to one month's salary for each year of employment, or a pro-rata portion thereof. We fund the liability by monthly deposits into severance funds. Severance funds expense totaled approximately $70,000, $1.4 million and $1.4 million for the fiscal years ended October 31, 2011, 2010 and 2009, respectively. The accrued severance funds liability as of October 31, 2011 and 2010 was $2.1 million and $3.2 million, respectively.
Note 17. Related-Party Transactions
For the years ended October 31, 2011, 2010, and 2009 we recorded $15.4 million, $10.2 million, and $12.2 million, respectively, of sales to certain companies of which members of our Board of Directors also serve on the boards of each such company. As of October 31, 2011 and 2010, we have outstanding accounts receivable balances of $1.8 million and $3.2 million, respectively, related to the above sales.

Note 18. Subsequent Event

On November 12, 2011, VeriFone Nordic AB ("VeriFone Nordic"), an indirect wholly-owned subsidiary of VeriFone Systems, Inc. ("VeriFone"), entered into a Sale and Purchase Agreement (the "SPA") with Point Luxembourg Holding S.A.R.L. and Electronic Transaction Group Limited, as Sellers, under which VeriFone Nordic agreed, subject to the terms and conditions set forth in the SPA, to acquire all of the outstanding share capital of Electronic Transaction Group Nordic Holding AB, a Swedish company operating the Point International business, Northern Europe's largest provider of payment and gateway services and solutions for retailers (collectively, "Point").

Upon and subject to the closing of the transaction, VeriFone will pay approximately €600 million to acquire all of the equity of Point and will also retire existing Point debt of approximately €170 million.

The transaction is expected to close on December 30, 2011, which date may be extended by VeriFone Nordic (1) to a date no later than March 31, 2012, in the event of certain legal proceedings or governmental or regulatory proceedings related to the transaction or (2) to a date no later than February 1, 2012, in the event that VeriFone Nordic provides timely notice that, in its reasonable judgment based on the advice of the providers of its debt financing described below, an extension of time is required in order to successfully market and syndicate the debt financing. In the event that as a result of one of these events, there is a delay in closing, VeriFone Nordic will pay interest at a rate of 5% per annum on the equity purchase price from January 3, 2012 to the closing.

VeriFone, Inc., an indirect wholly-owned subsidiary of VeriFone and the indirect parent company of VeriFone Nordic obtained an aggregate financing commitment of $1.6 billion, of which $1.45 billion is expected to be funded at closing, from a syndicate of banks led by JP Morgan and including Bank of America Merrill Lynch, Wells Fargo Bank, Barclays Capital and RBC Capital Markets. These funds, in addition to existing cash balances, will be sufficient to finance the cash consideration to the Sellers and to refinance certain existing debt at Point and at VeriFone, Inc. and VeriFone, including VeriFone, Inc.'s existing senior secured credit agreement and VeriFone's 1.375% Notes due June 2012. In addition to certain other conditions, the commitment of these funds is contingent on the closing of the transaction. The funding of the financing commitment is not a condition to the transaction or to the obligations of VeriFone Nordic under the SPA.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
There were no changes in or disagreements with accountants on accounting and financial disclosure during the last three fiscal years.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, or the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the U.S. Securities and Exchange Commission. Based on management's evaluation (with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are designed to and are effective to, provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
The above assessment does not include an evaluation of the effectiveness of the internal control over financial reporting of Hypercom. As described elsewhere in this Annual Report on Form 10-K, we acquired Hypercom on August 4, 2011. We are in the process of integrating the acquired business As a result, we have not fully evaluated the internal control over financial reporting of Hypercom. Specifically, as permitted by SEC rules and regulations, we excluded from our evaluation of the effectiveness of the internal control over financial reporting from our Annual Report on Form 10-K for our fiscal year ended October 31, 2011 the activities of the acquired business. The process of integrating Hypercom into our evaluation of internal control over financial reporting may result in future changes to our internal control over financial reporting. Hypercom will be part of our evaluation of the effectiveness of internal control over financial reporting in our Annual Report on Form 10-K for our fiscal year ending October 31, 2012, in which report we will be initially required to include Hypercom in our annual assessment.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d - 15(f) to provide reasonable assurance regarding the reliability of our financial reporting and consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed our internal control over financial reporting as of October 31, 2011, the end of our fiscal year. Management based its assessment on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management's assessment with the Audit Committee of our Board of Directors.

In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting during the year of the acquisition while integrating the acquired operations. Management's evaluation of internal control over financial reporting excluded the internal control activities of Hypercom. The acquired business represented approximately 5 percent of consolidated revenues for the year ended October 31, 2011 and approximately 9 percent of consolidated total assets and approximately 7 percent of consolidated net assets as of

October 31, 2011.

The effectiveness of our internal control over financial reporting as of October 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.
Inherent Limitations on Effectiveness of Controls
Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

ITEM 9B.	OTHER INFORMATION
We have no information to report pursuant to Item 9B.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
In addition to the information set forth under the caption “Executive Officers” in Part I of this Form 10-K, the information required by this Item is expected to be in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders (the “Proxy Statement”), which we expect to be filed within 120 days of the end of our fiscal year ended October 31, 2011 and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
Information relating to our executive officer and director compensation is incorporated herein by reference in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of the registrant's management is incorporated herein by reference to the Proxy Statement.

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
2. Exhibits
The documents set forth below are filed herewith or incorporated by reference to the location indicated.

Exhibit Number	Description
2.1(20)	Agreement and Plan of Merger, dated as of November 17, 2010, among Hypercom Corporation, VeriFone Systems, Inc. and Honey Acquisition Company.

2.2(20)	Support Agreement, dated as of November 17, 2010, among FP Hypercom Holdco, LLC, Francisco Partners II, L.P., VeriFone Systems, Inc. and Honey Acquisition Company.

3.1(21)	Amended and Restated Certificate of Incorporation of VeriFone as amended.

3.2(5)	Form of Amended and Restated Bylaws of VeriFone.

3.3(14)	Amendment No. 1 to the Bylaws of VeriFone Holdings, Inc.

4.1(3)	Specimen Common Stock Certificate; reference is made to Exhibit 3.1.

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

Exhibit Number	Description

10.1.1(4)	Form of Amendment No. 1 to Purchase Agreement.

10.2(1)+	Senior Management Agreement, dated as of July 1, 2002, among VeriFone Holdings, Inc., VeriFone, Inc. and Douglas G. Bergeron.

10.2.1(2)+	Amendment to Senior Management Agreement, dated as of June 29, 2004, by and among VeriFone Holdings, Inc., VeriFone, Inc. and Douglas G. Bergeron.

10.3(1)+	Amendment to Senior Management Agreement, dated as of December 27, 2004, by and among VeriFone Holdings, Inc., VeriFone, Inc. and Douglas Bergeron.

10.4(1)+	2002 Securities Purchase Plan.

10.5(1)+	New Founders’ Stock Option Plan.

10.6(3)+	Outside Directors’ Stock Option Plan.

10.7(1)	Patent License Agreement, effective as of November 1, 2004, by and between NCR Corporation and VeriFone, Inc.

10.8(6)+	2005 Employee Equity Incentive Plan.

10.9(5)+	Form of Indemnification Agreement.

10.10(18)+	Amended and Restated VeriFone Systems, Inc. (formerly, VeriFone Holdings, Inc.) 2006 Equity Incentive Plan.

10.11(7)+	Amended and Restated VeriFone Bonus Plan.

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

10.13(9)+	Lipman Electronic Engineering Ltd. 2003 Stock Option Plan.

10.14(9)+	Lipman Electronic Engineering Ltd. 2004 Stock Option Plan.

10.15(9)+	Lipman Electronic Engineering Ltd. 2004 Share Option Plan.

10.16(9)+	Amendment to Lipman Electronic Engineering Ltd. 2004 Share Option Plan.

10.17(9)+	Lipman Electronic Engineering Ltd. 2006 Share Incentive Plan.

10.18(10)+	Amended and Restated Employment Agreement, dated January 4, 2007, among VeriFone Holdings, Inc., VeriFone, Inc., and Douglas G. Bergeron.

Exhibit Number	Description

10.19(11)	Confirmation of Convertible Note Hedge Transaction, dated June 18, 2007, by and between VeriFone Holdings, Inc. and Lehman Brothers OTC Derivatives Inc.

10.20(11)	Confirmation of Convertible Note Hedge Transaction, dated June 18, 2007, by and between VeriFone Holdings, Inc. and JPMorgan Chase Bank, National Association, London Branch.

10.21(11)	Confirmation of Warrant Transaction, dated June 18, 2007, by and between VeriFone Holdings, Inc. and Lehman Brothers OTC Derivatives Inc.

10.22(11)	Confirmation of Warrant Transaction, dated June 18, 2007, by and between VeriFone Holdings, Inc. and JPMorgan Chase Bank, National Association, London Branch.

10.23(11)	Amendment to Confirmation of Warrant Transaction, dated June 21, 2007, by and between VeriFone Holdings, Inc. and Lehman Brothers OTC Derivatives Inc.

10.24(11)	Amendment to Confirmation of Warrant Transaction, dated June 21, 2007, by and between VeriFone Holdings, Inc. and JPMorgan Chase Bank, National Association, London Branch.

10.25(12)+	Confidential Separation Agreement, dated August 2, 2007, between VeriFone Holdings, Inc. and William G. Atkinson

10.26(13)+	First Amendment and Waiver to Credit Agreement, dated as of January 25, 2008.

10.27(15)	Second Amendment to Credit Agreement, dated as of April 28, 2008.

10.28(16)	Third Amendment to Credit Agreement, dated as of July 31, 2008.

10.29(17)+	Offer Letter between VeriFone Holdings, Inc. and Robert Dykes.

10.30(17)+	Severance Agreement, dated September 2, 2008, between VeriFone Holdings, Inc. and Robert Dykes.

10.31(17)+	Amended and Restated Employment Agreement, Dated as of April 8, 2009, among VeriFone Holdings, Inc., VeriFone, Inc. and Douglas G. Bergeron.

21.1*	List of subsidiaries of VeriFone.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

Exhibit Number	Description

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.

**
XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(1)	Filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed February 23, 2005.

(2)	Filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed March 28, 2005.

(3)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed April 18, 2005.

(4)	Filed as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed April 21, 2005.

(5)	Filed as an exhibit to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed April 29, 2005.

(6)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-124545), filed May 2, 2005.

(7)	Filed as an annex to the Registrant’s Definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, filed May 19, 2011.

(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed November 1, 2006.

(9)	Incorporated by reference in the Registrant’s Registration Statement on Form S-8 (File No. 333-138533), filed November 9, 2006.

(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed January 4, 2007.

(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed June 22, 2007.

(12)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed August 3, 2007.

(13)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed January 29, 2008.

(14)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed April 3, 2008.

(15)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed April 29, 2008.

(16)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed July 31, 2008.

(17)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed September 3, 2008.

(18)	Filed as an annex to the Registrant’s Definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, filed May 19, 2011.

(19)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed April 9, 2009.

(20)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed November 19, 2010.

(21)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K, filed December 21, 2010.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIFONE SYSTEMS, INC.

BY:	/S/ DOUGLAS G. BERGERON
Douglas G. Bergeron,
Chief Executive Officer
December 22, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ DOUGLAS G. BERGERON	Chief Executive Officer	December 22, 2011
Douglas G. Bergeron	(principal executive officer)

/s/ ROBERT DYKES	Executive Vice President and Chief Financial Officer	December 22, 2011
Robert Dykes	(principal financial and accounting officer)	December 22, 2011

/s/ ROBERT W. ALSPAUGH	Director	December 22, 2011
Robert W. Alspaugh

/s/ LESLIE G. DENEND	Director	December 22, 2011
Leslie G. Denend

/s/ ALEX W. HART	Director	December 22, 2011
Alex W. Hart

/s/ ROBERT B. HENSKE	Director	December 22, 2011
Robert B. Henske

/s/ RICHARD MCGINN	Director	December 22, 2011
Richard McGinn

/s/ EITAN RAFF	Director	December 22, 2011
Eitan Raff

/s/ JEFFREY E. STIEFLER	Director	December 22, 2011
Jeffrey E. Stiefler

/s/ CHARLES R. RINEHART	Chairman of the Board of Directors	December 22, 2011
Charles R. Rinehart