Form 10-K/A
period 2011-10-31
VERIFONE SYSTEMS, INC.
filed 2012-02-28
CIK 1312073

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

There were 106,767,172 shares of the registrant’s common stock issued and outstanding as of the close of business on February 14, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None.

VERIFONE SYSTEMS, INC.

FORM 10-K/A

Explanatory Note

This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K of VeriFone Systems, Inc. for the fiscal year ended October 31, 2011 as originally filed with the Securities and Exchange Commission (the “SEC”) on December 23, 2011 (the “Original Filing”). This Form 10-K/A amends the Original Filing to replace in its entirety the information provided in Part III of the Original Filing, which was previously expected to be incorporated by reference from our 2012 Annual Meeting Proxy Statement. In addition, this Form 10-K/A amends Item 15 of Part IV of the Original Filing to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended. Because this Form 10-K/A includes no financial statements, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Douglas G. Bergeron. Mr. Bergeron, age 51, has served as Chief Executive Officer and a director of VeriFone Systems, Inc. since its formation in July 2002 and of VeriFone, Inc. since July 2001. From December 2000 to June 2002, Mr. Bergeron was Group President of Gores Technology Group and, from April 1999 to October 2000 served as President and Chief Executive Officer of Geac Computer Corporation. From 1990 to 1999, Mr. Bergeron served in a variety of executive management positions at SunGard Data Systems Inc., including Group CEO of SunGard Brokerage Systems Group and President of SunGard Futures Systems. Mr. Bergeron holds a Bachelor of Arts degree (with Honors) in computer science from York University in Toronto, Canada, and a Masters of Science degree from the University of Southern California. He also serves as a member of the Listed Company Advisory Committee of the NYSE Euronext. Mr. Bergeron previously served on the board of directors of Merriman Holdings, Inc., a financial services holding company, and as Chairman of the board of directors for First Consulting Group, a provider of consulting and systems implementation services to the health-related industries, prior to its acquisition by Computer Sciences Corporation in January 2008. Mr. Bergeron brings to our Board, among other skills and qualifications, significant knowledge of the payments industry and a unique understanding of our strategies and the complexities of our business as our Chief Executive Officer since 2001, when he led the divestiture of VeriFone from Hewlett Packard, and thereafter as he guided our Company through a period of substantial technological advancement and growth in the payments industry. Mr. Bergeron also brings extensive experience in executive management positions in the financial services industry.

Robert W. Alspaugh. Mr. Alspaugh, age 64, has served as a director since September 2008. From 2002 to 2006, Mr. Alspaugh served as Chief Executive Officer of KPMG International and from 1998 to 2002, Mr. Alspaugh served as Deputy Chairman and Chief Operating Officer of KPMG’s U.S. Practice. He joined KPMG in the Denver office in 1969 and was elected partner in 1978. In addition to more than ten years of service on the management committee and four years on the board of directors of KPMG, Mr. Alspaugh served on the board of KPMG International and was responsible for implementing the strategy of the global organization, which included member firms in 150 countries and more than 100,000 employees. Mr. Alspaugh holds a BBA degree (summa cum laude) in accounting from Baylor University. Mr. Alspaugh is currently a member of the boards of directors of Ball Corp., a supplier of metal and plastic packaging for beverages, food and household products, and of aerospace technologies and services to defense and civilian government agencies, Autoliv, Inc., a developer, manufacturer and supplier of safety systems to the automotive industry and DSG Technologies, Inc., a private company. Among other skills and qualifications, Mr. Alspaugh brings to our Board substantial global financial management and accounting expertise which is relevant to our business and has led the Board to determine that he is an “audit committee financial expert” as defined by the SEC. Additionally, Mr. Alspaugh’s extensive global management and leadership experience is relevant to his oversight role on our Audit Committee given the global nature of our operations and the related complexities. Mr. Alspaugh serves on our Audit Committee and our Corporate Governance and Nominating Committees, as well as the same board committees of Ball Corp. and of Autoliv, where he also serves as chairman of the audit committee.

Leslie G. Denend. Dr. Denend, age 70, has served as a director since January 2005. Dr. Denend was President of Network Associates, Inc., from December 1997 until May 1998. Since 1998, Dr. Denend has served on the boards of numerous public and private companies. Dr. Denend also was President and CEO of Network General Corporation from February 1993 until December 1997 and Chairman, President and CEO of Vitalink Communications Corporation from October 1990 until its acquisition by Network Systems Corp. in June 1991. Dr. Denend remained as a business unit president at Network Systems Corp. until December 1992. He was Executive Vice President at 3Com Corporation from January 1989 until October 1990. He was also a partner in McKinsey and Company from December 1984 until January 1989. Dr. Denend served as Executive Assistant to the Executive Director of the Council on International Economic Policy in the Executive Office of the President from August 1974 until August 1975, as a member of the National Security Council Staff from June 1977 until 1979, when he became the Special Assistant to the Assistant to the President for National Security Affairs, until January 1981. Dr. Denend also served as Deputy Director of the Cabinet Council on Economic Affairs from May 1982 until June 1983. Dr. Denend earned a Ph.D. and an M.B.A. from Stanford University and a B.S. from the U.S. Air Force Academy. He currently serves as a director and as chairman of the Compensation Committee of Exponent, Inc., an engineering and scientific consulting firm. Previously, from June 1995 through March 2011, Dr. Denend served on the board of directors and compensation committee (as chairman) of McAfee, Inc. (now wholly-owned by Intel Corporation). Dr. Denend brings to our Board, among other skills and qualifications, extensive board-level experience over his career and valuable insight on strategic development, operational and executive compensation matters. Dr. Denend’s substantial experience as CEO and in other senior executive positions at a number of high technology companies is particularly relevant to our Board and management team. Dr. Denend is the chair of the Compensation Committee of our Board and also serves on our Audit Committee.

Alex W. (Pete) Hart. Mr. Hart, age 71, has served as a director since July 2006. Mr. Hart is currently Chairman of the Board and a director of SVB Financial Corp. Mr. Hart has been an independent consultant to the financial services industry since November 1997. From August 1995 to November 1997, he served as Chief Executive Officer and from March 1994 to August 1995, as Executive Vice Chairman, of Advanta Corporation, a diversified financial services company. From 1988 to 1994, he was President and Chief Executive Officer of MasterCard International, the worldwide payment service provider. Mr. Hart holds a bachelor’s degree in social relations from Harvard University. He is currently also a member of the boards of directors of Global Payments, Inc., a payment services company (since 2001) and Mitek Systems, Inc., a mobile video technology company (since December 2010). Previously, Mr. Hart served on the board of director and compensation committee of FICO, Inc., a predictive software company, and the board of directors, and compensation and audit committees of eHarmony.com. Among other skills and qualifications, Mr. Hart has been an active participant in the payments and financial services industry for more than 40 years including as senior executive, director and consultant, and further, Mr. Hart’s payments industry experience ranges from executive roles at banks, issuers, acquirers and card associations, all of which provides unique insight into our business operations and strategy. The wide spectrum of Mr. Hart’s business and professional experience within the payments industry strongly complement the attributes of our other directors. Mr. Hart is the chair of our Corporate Governance and Nominating Committee. He also serves on the governance committees of Global Payments and Mitek, on the compensation committees of Global Payments, SVB Financial and Mitek and as chair of the Director’s Loan Committee of SVB Financial.

Robert B. Henske. Mr. Henske, age 50, has served as a director since January 2005. Mr. Henske has served as a Managing Director of Hellman & Friedman LLC since July 2007. From May 2005 until July 2007, he served as Senior Vice President and General Manager of the Consumer Tax Group of Intuit Inc. He was Intuit’s Chief Financial Officer from January 2003 to September 2005. Prior to joining Intuit, he served as Senior Vice President and Chief Financial Officer of Synopsys, Inc., a supplier of electronic design automation software, from May 2000 until January 2003. From January 1997 to May 2000, Mr. Henske was a partner at Oak Hill Capital Management, a Robert M. Bass Group private equity investment firm. He holds a B.Sc. degree in Chemical Engineering from Rice University and an M.B.A. (with distinction) in Finance and Strategic Management from The Wharton School at the University of Pennsylvania. Mr. Henske currently serves on the board of directors of Associated Materials LLC. Additionally, Mr. Henske serves on the boards of directors of a number of private companies, including as chairman of the boards of directors of Datatel Inc. and SSP Holdings as well as a director of Goodman Global, Inc.. Mr. Henske was previously a member of the boards of directors of Activant Solutions, Inc. (as chairman), Iris Software Ltd., Williams Scotsman, Grove Worldwide, Reliant Building Products and American Savings Bank. In addition to other skills and qualifications, Mr. Henske brings to our Board significant finance and accounting experience through his former roles as Chief Financial Officer of large, global companies in the high technology industry. Mr. Henske’s leadership and management experiences, including his service as a director and committee member on the boards of a number of companies, provide valuable insight on dynamics and operation of the Board, particularly in its oversight role. Mr. Henske is chairman of our Audit Committee, is one of our Audit Committee financial experts and serves on our Compensation Committee. Mr. Henske is also on the audit and compensation committees of Goodman Global, Inc., Associated Materials LLC, and Datatel, Inc.

Richard A. McGinn. Mr. McGinn, age 65, has served as a director since December 2008. Mr. McGinn is a Senior Advisor at RRE Ventures, an investment advisory and venture capital firm, and a general partner with MR Investment Partners, an investment advisory private equity firm. Mr. McGinn joined RRE Ventures as a Senior Advisor in August 2001. From October 1997 to October 2000, he served as the Chief Executive Officer at Lucent Technologies Inc., a telecommunications equipment provider which he joined in February 1996; and at which he was President and Chief Operating Officer from February 1996 to October 1997. Prior to Lucent, Mr. McGinn served in various executive level positions at AT&T, a telecommunications service provider, including as Chief Executive Officer of AT&T Network Systems. Mr. McGinn holds a B.A. from Grinnell College. Mr. McGinn is currently a member of the board of directors of American Express Co., a financial services company. Previously, from January 2003 to November 2011, Mr. McGinn served as a director of Viasystems Group, Inc., a provider of complex multi-layer printed circuit boards and electro-mechanical solutions. Mr. McGinn brings to our Board, among other skills and qualifications, core business skills and insight into operations and management of large, global companies drawn from his senior executive roles at multi-national companies, including as Chief Executive Officer. Our Board values Mr. McGinn’s expertise in the communications, networking and technology industries. Mr. McGinn is a member of our Corporate Governance and Nominating Committee. He also serves on the compensation and nominating committees of American Express.

Eitan Raff. Mr. Raff, age 70, has served as a director since October 2007. Mr. Raff currently serves as a financial consultant to Wolfson Clore Mayer Ltd. and as a senior advisor to Morgan Stanley. Mr. Raff is also chairman of the public board of Youth Leading Change, a non-profit association, and previously served as the Accountant General (Treasurer) in the Israeli Ministry of Finance. Mr. Raff holds a B.A. and M.B.A. from the Hebrew University of Jerusalem. Mr. Raff currently serves on the boards of directors of Israel Corp. Ltd. and a number of privately-held corporations. Mr. Raff previously served as chairman of the board of directors of Bank Leumi le Israel B.M., Bank Leumi USA and Bank Leumi UK plc from 1995 until 2010. Mr. Raff brings to the Board, among other skills and qualifications, extensive and in-depth experience within the financial services industry, as well as global and cultural aspects of operations and business management relevant to our strategic development. Additionally, Mr. Raff provides unique perspectives on corporate governance and administration based on his long tenure with Bank Leumi. Mr. Raff is a member of our Corporate Governance and Nominating Committee. He currently serves on the investment and capital structure committee of Israel Corp. While serving on the Bank Leumi le Israel B.M. board, Mr. Raff served on a number of committees of the board of directors, including the committees on credit, finance, administration, conflicts of interest and risk management.

Charles R. Rinehart. Mr. Rinehart, age 65, has served as a director since May 2006 and as our non-executive Chairman since March 2008. Mr. Rinehart served as the Chief Executive Officer of Downey Financial Corp. from September 2008 through November 25, 2008. Downey Financial Corp. was the holding company for Downey Savings and Loan, a banking institution, which had experienced financial difficulties prior to Mr. Rinehart’s tenure. On November 25, 2008, Downey Financial Corp. filed for Chapter 7 bankruptcy liquidation after Downey Savings and Loan was placed into receivership by the Federal Depository Insurance Corporation. Prior to Downey, Mr. Rinehart retired from HF Ahmanson & Co. and its principal subsidiary, Home Savings of America in 1998. Mr. Rinehart joined HF Ahmanson in 1989 and shortly thereafter was named

President and Chief Operating Officer. He was named Chief Executive Officer in 1993 and also became Chairman in 1995 and served in these roles through 1998. Mr. Rinehart holds a bachelor’s degree in mathematics from the University of San Francisco. Mr. Rinehart is also a fellow of the Casualty Actuarial Society. Mr. Rinehart serves as a director of MBIA Inc., a provider of financial guarantee insurance, fixed-income asset management and other specialized financial services, and of The PMI Group, Inc., a provider of residential mortgage insurance and credit enhancement solutions. Within the last five years, Mr. Rinehart has also served as a director of Safeco Corp., Union Bank of California, the Federal Home Loan Board of San Francisco, and PacifiCare. Among other skills and qualifications, Mr. Rinehart has relevant executive-level experience in the financial services and insurance industries. Our Board values Mr. Rinehart’s knowledge in the areas of finance, financial management and risk oversight. Mr. Rinehart is the chairman of our Board and serves on our Audit Committee. He also serves on the audit committee and credit risk committee of MBIA, Inc. and on the audit committee of The PMI Group.

Jeffrey E. Stiefler. Mr. Stiefler, age 65, has served as a director since September 2008. Mr. Stiefler has been a senior leader and director of a number of companies, primarily in financial and business services. He is currently Venture Partner of Emergence Capital Partners. Mr. Stiefler joined Digital Insight as the company’s Chairman, President, and CEO in August 2003, prior to the company’s acquisition by Intuit in February 2007. From 1995 to 2003, Mr. Stiefler was an advisor to two private equity firms, McCown DeLeeuw and Co. and North Castle Partners. From 1993 to 1995, he was President and Director of American Express Company. He received his B.A. from Williams College and M.B.A. from the Harvard Business School. Mr. Stiefler is a director of LPL Investment Holdings Inc., a provider of technology and infrastructure services to independent financial advisors and to financial institutions, and Taleo Corporation, a provider of talent management solutions. Mr. Stiefler also serves on the boards of a number of privately-held corporations, including Vantiv (formerly, Fifth Third Processing Solutions, LLC), a provider of merchant acquisition and debit card processing services, LogicSource, a provider of outsourced print management services, and Touch Commerce Corporation, a provider of online interaction optimization solutions. Previously, Mr. Stiefler has served as President and Chief Executive Officer of IDS (a subsidiary of American Express Company), Senior Vice President for Citicorp’s Person-to-Person business unit, Vice-Chairman of Walker Digital Corp., and director of a number of companies, including National Computer Systems, TeleSpectrum, Outsourcing Solutions, CRC Health, and Education Lending Group. He has been a guest lecturer at a number of leading business schools including Harvard and Wharton. Mr. Stiefler brings to the Board, among other skills and qualifications, expertise in business operations and infrastructure based on nearly two decades in senior executive positions in the financial and business services industry. The Board values the diversity of Mr. Stiefler’s business experience, which ranges from venture-stage companies to mid-sized technology companies to large multinational companies, as well as his experiences as a lecturer in an educational setting. Mr. Stiefler serves on our Audit Committee and on our Compensation Committee. He also serves on the audit committees of LPL Investment Holdings, as chairman of the board and on the audit committee of Vantiv, as lead director, chairman of the transaction committee and on the governance committee of Taleo Corporation, and as chairman of the boards and member of the compensation committees of LogicSource and Touch Commerce.

Executive Officers

The current executive officers of VeriFone and their ages are as follows:

Name	Age	Position
Douglas Bergeron	51	Chief Executive Officer
Robert Dykes	62	Executive Vice President and Chief Financial Officer
Jeff Dumbrell	42	Executive Vice President, Europe, Middle East, Africa and Asia
Albert Liu	39	Executive Vice President, Corporate Development & General Counsel
Elmore Waller	62	Vice Chairman
Eliezer Yanay	51	Executive Vice President, Operations

Biographical information for Mr. Bergeron is set forth above.

Robert Dykes. Mr. Dykes serves as Executive Vice President and Chief Financial Officer. Mr. Dykes joined VeriFone as Senior Vice President on September 2, 2008 and was named Chief Financial Officer on September 9, 2008. Mr. Dykes was named Executive Vice President in August 2011. Prior to joining VeriFone, Mr. Dykes was Chairman and Chief Executive Officer of NebuAd Inc., a provider of targeted online advertising networks. Before joining NebuAd, from January 2005 to March 2007, Mr. Dykes was Executive Vice President, Business Operations and Chief Financial Officer of Juniper Networks, Inc., a provider of network infrastructure to global service providers, enterprises, governments and research and educational institutions. From February 1997 to December 2004, Mr. Dykes was Chief Financial Officer and President, Systems Group, of Flextronics International Ltd., a provider of design and electronics manufacturing services to original equipment manufacturers. From October 1988 to February 1997, Mr. Dykes was Executive Vice President, Worldwide Operations and Chief Financial Officer of Symantec Corporation, a provider of software and services that address risks to information security, availability, compliance and information technology systems performance. Mr. Dykes also held Chief Financial Officer roles at industrial robots manufacturer Adept Technology and at disc drive controller manufacturer Xebec. He also held senior financial management positions at Ford Motor Company. Mr. Dykes holds a Bachelor of Commerce in Administration degree from Victoria University, Wellington, New Zealand.

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

Board Leadership Structure

Under our current Corporate Governance Guidelines, the Board is free to select its Chairman and our Chief Executive Officer in the manner it considers in the best interests of VeriFone at any given point in time. Since 2008 the positions of Chairman of the Board and Chief Executive Officer have been held by separate persons. The Board believes that this structure is appropriate for us because it allows our Chief Executive Officer to focus his time and energy on leading our key business and strategic initiatives while the Board focuses on oversight of management, overall enterprise risk management and corporate governance. The Board and its committees meet throughout the year on a set schedule, usually at least once a quarter, and also hold special meetings from time to time. The Board meets in executive sessions without any management directors or employees present at each regularly scheduled meeting. The Chairman of the Board presides over these sessions. Agendas and topics for Board and committee meetings are developed through discussions between management and members of the Board and its committees. Information and data that are important to the issues to be considered are distributed in advance of each meeting. Board meetings and background materials focus on key strategic, operational, financial, governance and compliance matters applicable to us, including the following:

•	Reviewing quarterly our business, operations and performance;

•	Reviewing progress of strategic initiatives and longer-term strategic and business plans;

•	Reviewing key product, market, industry and competitive issues;

•	Reviewing and approving material investments or acquisitions, strategic transactions and other significant transactions which are not in the ordinary course of business;

•	Overseeing our compliance with legal and regulatory requirements;

•	Overseeing our financial results;

•	Overseeing overall insurance structure and policies, including D&O insurance levels;

•	Overseeing our enterprise risk management strategy;

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

Board’s Role in Risk Oversight

The Board executes its risk management responsibility directly and through its committees. As set forth in its charter and annual work plan, our Audit Committee has primary responsibility for overseeing the Company’s enterprise risk management process. The Audit Committee receives updates and discusses individual and overall risk areas during its meetings, including financial risk assessments, operations risk management policies and major financial risk exposures and management’s actions to monitor and control such exposures. Our Vice President of Internal Audit reviews with the Audit Committee our annual risk assessment results and at least once each quarter the results of internal audits, including the adequacy of internal controls over financial reporting, information systems controls and security. Throughout each fiscal year, the Audit Committee invites appropriate members of management to its meeting to provide enterprise-level reports relevant to the Audit Committee’s oversight role, including adequacy and effectiveness of management reporting and controls systems used to monitor adherence to policies and approved guidelines, information systems, treasury, insurance structure and coverage, tax structure and planning, worldwide disaster recovery planning and the overall effectiveness of our operations risk management policies. The Audit Committee is scheduled to meet at least twice a quarter, and generally covers one or more areas relevant to its risk oversight role at one of these meetings. At each meeting, the Audit Committee also reviews with Mr. Liu, who serves as our General Counsel and Chief Compliance Officer, any significant compliance matters, including matters raised through VeriFone’s alert line.

Our Compensation Committee oversees risks associated with our compensation policies and practices with respect to both executive compensation and compensation generally. In establishing and reviewing the Company’s executive compensation program, our Compensation Committee has concluded that the program does not encourage unnecessary or excessive risk taking. Our compensation program utilizes a mix of base salary and short-term and long-term incentive awards to align our executive compensation with our success, particularly with respect to financial performance and stockholder return. The base salaries for our executives are fixed in amount at the beginning of each fiscal year. A substantial portion of bonus amounts are tied to overall corporate performance and stockholder return, and total bonuses represent a relatively small percentage of an executive officer’s total compensation opportunities. Compensation provided to the executive officers also includes a substantial portion in the form of long-term equity awards that help further align executives’ interests with those of our stockholders. Similarly, the compensation programs for employees generally consist of base salary and a mix of performance-based bonus opportunities and long-term equity incentives designed to focus on long-term shareholder value creation and not to encourage the taking of short-term risks at the expense of long-term results. In general, bonus opportunities are capped and may be reduced at the Company’s discretion based on individual performance. Our Compensation Committee believes that these awards do not encourage unnecessary or excessive risk-taking because the ultimate value of the awards is tied to the Company’s stock price and because awards are staggered and subject to long-term vesting schedules to help ensure that executives have significant value tied to long-term stock price performance.

The Corporate Governance and Nominating Committee oversees risks related to our overall corporate governance, including compliance with laws and regulatory requirements such as the Foreign Corrupt Practices Act, the UK Anti-bribery Act and our insider trading policy.

Reports delivered by all of our committee chairmen on at least a quarterly basis keep the Board abreast of its committees’ risk oversight and other activities.

Corporate Governance Guidelines

Our Board has adopted corporate governance guidelines that provide the framework within which the Board directs the corporate governance of VeriFone. Our Corporate Governance and Nominating Committee reviews these guidelines annually and recommends changes to the Board for approval as appropriate. Our corporate governance guidelines are available on the Investor Relations section of our website, http://ir.verifone.com/, and are available in print to any stockholder who requests it.

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

Director Attendance at Meetings

Although our Board recognizes that conflicts may occasionally prevent a director from attending a Board or stockholder meeting, the Board expects each director to make every reasonable effort to keep such absences to a minimum. In fiscal year 2011, the Board held five meetings. During that period, each director attended not less than 75% of the meetings of the Board and committees of the Board on which the director served. At the 2011 Annual Meeting of Stockholders, all of our directors were in attendance.

Executive Sessions

Non-employee directors meet in executive session without any management directors or employees present at each regularly scheduled Board meeting. The presiding director at these meetings is Mr. Rinehart, the Chairman of the Board.

Communications with Directors

Any interested party may direct communications to individual directors, including the presiding director, to a board committee, the independent directors as a group or to the Board as a whole, by addressing the communication to the named individual, to the committee, the independent directors as a group or to the Board as a whole c/o Secretary, VeriFone Systems, Inc., 2099 Gateway Place, Suite 600, San Jose, CA, 95110. VeriFone’s Secretary or an Assistant Secretary will review all communications so addressed and will relay to the addressee(s) all communications determined to relate to the business, management or governance of VeriFone.

Committees of our Board of Directors

Our Board has an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee.

Audit Committee

Our Board has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. Our Board has adopted an Audit Committee charter, which is available on the Investor Relations section of our website at http://ir.verifone.com/, and is available in print to any stockholder who requests it, and defines the Audit Committee’s purposes to include:

•	Overseeing the compensation for and supervising our independent registered public accounting firm;

•	Reviewing our internal accounting procedures, systems of internal controls and financial statements;

•	Reviewing and approving the services provided by our internal auditors and independent registered public accounting firm, including the results and scope of their audits; and

•	Reviewing and approving all related party transactions.

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

In fiscal year 2011, our Audit Committee met eight times, and met in executive session without management present at each such meeting. Our Board and our Corporate Governance and Nominating Committee have determined that each member of the Audit Committee is “independent” within the meaning of the rules of both the New York Stock Exchange (the “NYSE”) and the SEC.

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

•

Overseeing, in consultation with management, regulatory compliance with respect to compensation matters, including overseeing VeriFone’s policies on structuring compensation programs to preserve tax deductibility, and, as and when required, establishing performance goals and certifying that performance goals have been attained for purposes of Section 162(m) of the Internal Revenue Code;

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

In fiscal year 2011, our Compensation Committee met four times, and met in executive session without management present at each such meeting.

Our Board of Directors and our Corporate Governance and Nominating Committee have determined that each member of the Compensation Committee is “independent” within the meaning of the rules of both the NYSE and the SEC.

The report of the Compensation Committee is included in this Amendment No. 1 to Annual Report on Form 10-K under Compensation Committee Report.

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

The Corporate Governance and Nominating Committee has not established specific minimum education, experience, or skill requirements for potential members, but, in general, expects that qualified candidates will have high-level managerial experience in a complex and global organization, and will be able to represent the interests of the stockholders as a whole and not just certain special interest groups or constituencies. The Corporate Governance and Nominating Committee considers each candidate’s judgment, skill, diversity and professional experience with businesses and other organizations of comparable size in the context of the needs of the Board, the interplay of the candidate’s experience with the experience of other Board members, and the extent to which the candidate would be a desirable addition to the Board and any committees of the Board. At this stage of our development, relevant experiences include, among other things, large-company CEO experience, senior management experience in the payments industry, senior-level experience at multi-national companies with oversight over international operations and financial and accounting expertise. In addition, each candidate is expected to contribute positively to the existing chemistry and collaborative culture among Board members and must have the time and ability to make a constructive contribution to the Board. The Corporate Governance and Nominating Committee also values work ethic, leadership, problem-solving skills and diversity in selecting nominees to serve on the Board, and is committed to actively seeking out highly qualified individuals to contribute to the diversity of the pool from which Board nominees are chosen. Although the Corporate Governance and Nominating Committee does not have a formal policy on diversity, the Corporate Governance and Nominating Committee broadly construes diversity to mean a variety of opinions, perspectives, expertise, personal and professional experiences and backgrounds (including gender, race and ethnicity), as well as other differentiating characteristics. Our Board and each of the committees of the Board engage in an annual self-evaluation that includes an evaluation of diversity of the Board, and the Corporate Governance and Nominating Committee discusses the value of diversity during its annual review of Board composition.

The Corporate Governance and Nominating Committee has generally identified nominees based upon suggestions by directors, management, outside consultants, including third party search firms, and stockholders. Before considering any nominee, the Corporate Governance and Nominating Committee makes a preliminary determination as to the need for additional members of the Board. If a need is identified, members of the Corporate Governance and Nominating Committee discuss and evaluate possible candidates in detail and suggest individuals to explore in more depth. Once a candidate is identified for further consideration, members of the Corporate Governance and Nominating Committee, as well as other members of the Board as appropriate, interview the nominee. After completing this evaluation, the Corporate Governance and Nominating Committee makes a recommendation and refers the nominee to the full Board for consideration. The Corporate Governance and Nominating Committee will consider candidates recommended by stockholders in the same manner as other candidates. Stockholders may nominate candidates for director in accordance with the advance notice and other procedures contained in our Bylaws.

The Corporate Governance and Nominating Committee may, in its discretion, delegate all or a portion of its duties and responsibilities to a subcommittee of the Corporate Governance and Nominating Committee.

In fiscal year 2011, our Corporate Governance and Nominating Committee met four times, and met in executive session without management present at each such meeting.

Our Board of Directors and our Corporate Governance and Nominating Committee have determined that each member of the Corporate Governance and Nominating Committee is “independent” within the meaning of the rules of both the NYSE and the SEC.

Committee Membership

The table below summarizes membership information for each of the Board committees:

Director	Audit Committee	Compensation Committee	Corporate Governance and Nominating Committee
Robert W. Alspaugh	✓	—	✓
Douglas G. Bergeron	—	—	—
Leslie G. Denend	✓	✓ (Chairman)	—
Alex W. (Pete) Hart	—	—	✓ (Chairman)
Robert B. Henske	✓ (Chairman)	✓	—
Richard A. McGinn	—	—	✓
Eitan Raff	—	—	✓
Charles R. Rinehart	✓	—	—
Jeffrey E. Stiefler	✓	✓	—

✓= Member

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires VeriFone’s executive officers, directors and persons who own more than 10% of VeriFone’s common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of VeriFone. The officers, directors and 10% stockholders are required by SEC regulations to furnish VeriFone with copies of all Section 16(a) forms they file.

SEC regulations require us to identify in our Annual Report on Form 10-K anyone who failed to file, on a timely basis, reports that were due during the most recent fiscal year or, in certain cases, prior years. Based on our review of reports we received, or written representations from reporting persons stating that they were not required to file these forms, we believe that, during the fiscal year ended October 31, 2011, all Section 16(a) filing requirements were satisfied on a timely basis, except for one late Form 4 filing by each of Messrs. Bergeron, Yanay, Denend, Hart, Henske, McGinn, Rinehart, Raff and Stiefler and two late Form 4 filings by Mr. Alspaugh.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The following Compensation Discussion and Analysis (“CD&A”) describes the principles, policies, and practices that formed the foundation of our compensation program in fiscal year 2011 and explains how they applied to our named executives for fiscal year 2011: our Chief Executive Officer, Douglas G. Bergeron; our Executive Vice President and Chief Financial Officer, Robert Dykes; our Executive Vice President managing Europe, Middle East, Africa and Asia, Jeff Dumbrell; our Executive Vice President, Corporate Development and General Counsel, Albert Liu; and our Executive Vice President of Operations, Eliezer Yanay. Mr. Yanay served as President of VeriFone Israel and Executive Vice President, Continental Europe, South East Europe and Asia from March 2009 to August 2011 prior to becoming our Executive Vice President, Operations. Messrs. Dykes and Liu were promoted from Senior Vice President to Executive Vice President in August 2011. We refer to these executive officers as our “named executives.”

Compensation Program

Objectives

We believe that highly talented, dedicated, and results-oriented management is critical to our growth and long-term success. Our compensation program, which is subject to the oversight of our Board of Directors and its Compensation Committee, is designed to:

•	Attract, motivate, and retain management talent of high quality in a competitive market;

•

Align our management’s interests with long-term stockholder value by providing for a significant portion of management’s compensation in the form of stock options, restricted stock units, and other stock-based awards (with either time-based vesting schedules or performance-based vesting schedules) the value of which depends upon the performance of our common stock;

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

Implementing Our Objectives

The Compensation Committee determines the compensation for each of the named executive officers. The Compensation Committee evaluates base salaries and short-term and long-term incentive awards as tools to provide the appropriate incentives to meet our compensation objectives both individually and in the aggregate for our named executives. We believe the most important indicator of whether our compensation objectives are being met is whether we have motivated our named executives to deliver superior performance, particularly with respect to financial performance and stockholder return, and incentivized executives performing in line with our expectations to continue their careers with us.

We establish the financial performance targets for our named executives at the beginning of each fiscal year based on our operating plan for the whole company. The financial forecasts that form our operating plan reflect our company-wide growth targets and align with our strategic objectives. In order to incentivize our named executives, the financial performance targets used for purposes of executive compensation are generally set at the operating plan targets for performance at the higher end of the range of our planned growth. Our operating plan reflects what our management and Board believes we could achieve if we execute well on our operational strategies and goals.

Elements of Executive Compensation

Each compensation component is structured to recognize individual performance and the components are intended to incentivize both short and long-term performance. Our compensation program consists of the following short-term and long-term components:

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

The foregoing elements combine to promote the compensation objectives that we have outlined above. The Compensation Committee believes that a mix of both short-term cash and equity incentives and long-term equity incentives are appropriate to implement our overall compensation program. The Compensation Committee sets base salaries and benefits and perquisites at levels that are designed to provide a competitive level of compensation in order to achieve our objective of attracting, motivating and retaining management talent of high quality in a competitive environment. The Compensation Committee structures performance-based cash bonus awards and short-term equity awards to provide our named executives with compensation that rewards the achievement of our quarterly and annual goals, as applicable, and other near term stockholder value-creation strategies. The Compensation Committee uses long-term equity incentive awards to motivate named executives to achieve superior performance over a longer period of time and to tie the majority of each named executive’s compensation to long-term stockholder value creation. In determining the amount of compensation awarded to a particular named executive, the Compensation Committee considers the following factors:

•	Whether the short and long-term components of the compensation package, in absolute as well as relative terms, assure that appropriate recognition, incentives and retention value are maintained;

•	Our share price performance during the fiscal year;

•

Our performance during the fiscal year as measured against projections of our performance prepared by management for the fiscal year and approved by the Board, including projections in respect of revenue, as adjusted and net income, as adjusted, per share;

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

Mix of Compensation Elements

As discussed above, we weigh compensation for the named executives primarily toward short-term performance-based compensation and long-term equity compensation. In addition, for fiscal year 2011 our Compensation Committee determined to award each named executive a performance-based equity award with vesting at the end of one year contingent upon our achievement of specified financial and business growth targets for fiscal year 2011. See “Grants of Plan-Based Awards” below for information about fiscal year 2011 equity awards to our named executives. However, we do not have any pre-established targets relating to the mix between base salary, short-term performance-based compensation and long-term equity compensation. The Compensation Committee makes a determination as to the particular mix of a named executive’s total compensation for a particular year based on its review of the factors described above relating to how base salaries, short-term performance-based compensation and long-term equity compensation are set in each year.

Executive Stock Ownership Guidelines

In March 2010, the Board adopted stock ownership guidelines that apply to our Chief Executive Officer and each executive officer who is a direct report to our Chief Executive Officer. The guidelines require our Chief Executive Officer to own a minimum number of shares of our common stock valued at approximately three times his annual base salary, and for each executive who is a direct report to the Chief Executive Officer to own a minimum number of shares of our common stock valued at approximately such executive’s annual base salary.

Under these guidelines, only vested restricted stock units and owned stock count toward the ownership level. An executive has a five year period over which to achieve the target ownership level. Ownership and progress toward guidelines is reviewed annually by the Compensation Committee.

Tax Considerations

Section 162(m) of the U.S. Internal Revenue Code places a limit on the tax deduction for compensation in excess of $1 million paid to certain “covered employees” of a publicly held corporation (generally, the corporation’s principal executive officer and its next three most highly compensated executive officers (other than the corporation’s chief financial officer) in the year that the compensation is paid). This limitation applies only to compensation which is not considered performance-based under the Section 162(m) rules. The Compensation Committee believes that it is in our best interests and the best interests of our stockholders to comply with the limitations of Section 162(m) of the Code to the extent practicable and consistent with retaining, attracting, and motivating our named executives. No named executive received annual compensation in fiscal year 2011 that exceeded the $1 million limit for purposes of Section 162(m). Our Bonus Plan provides for performance based awards within the meaning of Section 162(m) and the Compensation Committee generally intends to grant awards under the Bonus Plan that are performance based within the meaning of Section 162(m).

Role of CEO in Determining Executive Compensation for Named Executives

As noted above, in connection with the determination of compensation for our named executives, Mr. Bergeron provides recommendations to the Compensation Committee; however, Mr. Bergeron does not make a recommendation as to his own compensation. While the Compensation Committee uses this information and values Mr. Bergeron’s recommendations, the Compensation Committee ultimately approves the compensation program for named executives. Mr. Bergeron was not present at any Compensation Committee discussions regarding his own compensation.

Speculative Transactions

In accordance with our insider trading policy, we do not permit any employee, including the named executives, to enter into any derivative or hedging transaction on our stock (including short-sales, market options, equity swaps or other equity derivatives or hedging transactions).

Employment-Related Agreements with Named Executives

We may enter into employment and severance agreements with one or more of our named executives if we determine that such an agreement is necessary to obtain a measure of assurance as to the executive’s continued employment in light of prevailing market competition for the particular position held by the named executive and the importance of the particular position, or if the Compensation Committee determines that an employment agreement is necessary and appropriate to attract, motivate, and retain executive talent in light of market conditions, the prior experience of the executive, or our practices with respect to other similarly situated employees. Based on an evaluation of these factors, we entered into an amended and restated employment agreement with our Chief Executive Officer, Mr. Bergeron, during the fiscal year ended October 31, 2009, which continues Mr. Bergeron’s employment with VeriFone through October 31, 2012. The terms of this employment agreement are described below under “Employment Agreement with our Chief Executive Officer.” In 2008, we entered into a severance agreement with Mr. Dykes, our Chief Financial Officer, to provide for certain severance benefits in the event of a qualifying termination following a change in control of the Company. The terms of this severance agreement are described below under “Severance Agreement with our Chief Financial Officer.”

Employment Agreement with our Chief Executive Officer

In the first half of fiscal year 2009, our Compensation Committee undertook a review of the compensation program for Mr. Bergeron, our Chief Executive Officer, in light of the then-pending expiration of his January 2007 amended and restated employment agreement (the “2007 Employment Agreement”) on October 31, 2009. The Compensation Committee was mindful of Mr. Bergeron’s role in VeriFone’s performance since July 2001 and VeriFone’s continuing success. In conducting its review, the Compensation Committee also considered

Mr. Bergeron’s compensation history with VeriFone, equity holdings and the vesting schedule of his equity awards to assess the extent to which those holdings and the remaining unvested awards helped to serve the Compensation Committee’s goal of retaining and motivating Mr. Bergeron. In addition, the Compensation Committee also conducted an evaluation of compensation levels, mix of compensation components and compensation structure for chief executive officers of peer group companies based on data provided by Compensia, the Compensation Committee’s independent executive compensation consultant, and took into consideration the stock performance of VeriFone relative to the stock performance of peer group companies during the preceding 12 months.

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

Based on the Compensation Committee’s review, on April 8, 2009, we entered into an amended and restated employment agreement with Mr. Bergeron (the “2009 Employment Agreement”) which superseded the remaining employment term of Mr. Bergeron and related compensation benefits under the 2007 Employment Agreement. The 2009 Employment Agreement provides for an annual base salary for fiscal year 2009, subject to annual increases in subsequent fiscal years at the discretion of the Board upon recommendation of the Compensation Committee, and for potential annual cash bonuses. Annual bonus eligibility and any related bonus target will be determined for each year by the Compensation Committee in its discretion. Annual bonuses may be between 0% and 200% of the target bonus amount, based on Mr. Bergeron’s performance and the achievement of performance criteria to be established by our Compensation Committee. Further, to the extent that the Compensation Committee establishes an annual cash bonus target that is conditioned upon VeriFone’s financial performance meeting specified targets, the Compensation Committee may, in its discretion, include a provision requiring that any bonus actually paid to Mr. Bergeron be reimbursed to VeriFone in the event or to the extent that, during a time period established by the Compensation Committee at the time such incentives are established, VeriFone announces a restatement of its financial results, a result of which is that the relevant performance threshold would no longer be met.

Under the 2009 Employment Agreement, Mr. Bergeron’s fiscal 2009 annual base salary was $700,000, which was the same as Mr. Bergeron’s annual base salary for each of fiscal year 2008 and 2007, with no target bonus for fiscal year 2009. For fiscal year 2011, the Compensation Committee recommended and the Board approved an annual base salary of $800,000 for Mr. Bergeron, and an annual bonus target of $1.0 million, which was the same as Mr. Bergeron’s annual base salary for fiscal year 2010. See “Determination of Compensation” and “Fiscal Year 2011 Bonus Determinations” in this CD&A for information regarding Mr. Bergeron’s compensation for fiscal year 2011.

Under the 2009 Employment Agreement, Mr. Bergeron is entitled to an initial stock option award and an annual equity award, in each case the amount, terms and condition to be determined by the Board upon recommendation by the Compensation Committee. In connection with the execution of the 2009 Employment Agreement, for fiscal 2009 Mr. Bergeron received a grant of 150,000 time-based stock options that vest over a four year period and cliff vest as to 25% on the first anniversary of the vesting commencement date, and a grant of 150,000 performance-based stock options that may be earned based upon our achieving a non-GAAP net income per share financial target for fiscal 2009 as set by our Board of Directors. The target for this grant was achieved and the shares subject to these earned options vested and became exercisable on October 31, 2010. For fiscal year 2010 Mr. Bergeron received a time-based long-term equity award of 128,571 restricted stock units and a performance-based equity award of 128,571 restricted stock units. For fiscal year 2011 Mr. Bergeron received a time-based long-term equity award of 171,429 restricted stock units and a performance-based equity award of

114,285 restricted stock units. These equity award grants to Mr. Bergeron are discussed under “Grants of Plan-Based Awards” and “Long-Term Equity Incentive Compensation” below.

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

In the event of a change in control, the severance agreement also provides for the full vesting of any stock options, restricted stock and other stock-based rights held by Mr. Dykes pursuant to our 2006 Equity Incentive Plan. The agreement provides for modification to these payments and other benefits to mitigate the tax effects on Mr. Dykes of a specified federal excise tax.

Under the severance agreement, Mr. Dykes has agreed that in the event of a tender or exchange offer, proxy contest or the execution of an agreement whose consummation would constitute a change in control, he will not voluntarily leave his employment with us (other than as a result of disability, mandatory retirement or for good reason) until the change in control occurs or is terminated. The severance agreement continues in effect until we give 12 months’ written notice of cancellation, but the agreement ends immediately if Mr. Dykes’ employment is terminated more than 90 days before a change in control. In addition, notwithstanding our delivery of a notice of cancellation, the agreement would continue in effect for twelve months following a change of control if a change of control takes place during the term of the agreement.

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

Determination of Compensation

Role of Compensation Consultants

We and the Compensation Committee consult from time to time with executive compensation consultants and consider the compensation levels of companies within our industry and other industries that compete for the same talent. We also subscribe to certain third party compensation survey services that allow us and the Compensation Committee to access reports and compensation survey data detailing compensation practices at peer companies and in the relevant geographical locations for benchmarking purposes. In determining compensation policies and programs for our named executives, the Compensation Committee also considers the guidelines on executive pay practices periodically published by shareholder advisory firms. Neither we nor the Compensation Committee has maintained any long-term contractual relationship with any compensation consultant, but in recent years the Compensation Committee has retained an independent executive compensation consultant in connection with its review of compensation for the named executives. Periodically, the Compensation Committee also retains compensation consultants to assist in the design of programs that affect named executive compensation. As described below, in fiscal year 2011, the Compensation Committee used market data and analysis from Compensia in reviewing our compensation levels and the proposed structure of the compensation program for our Chief Executive Officer and other named executives. Neither Compensia nor any of its affiliates provided any services to VeriFone other than the services requested by the Compensation Committee.

Competitive Data

Our Compensation Committee relies upon market data and executive compensation data and trends of our peer group companies from independent compensation consultants in making executive compensation decisions. For fiscal year 2011, our Compensation Committee engaged Compensia to prepare for presentation to the Compensation Committee analyses and reports, including an analysis of base salary and merit increase metrics and short and long-term incentive plan practices in the general high technology industry and an evaluation of the competitiveness of our executive compensation program which focused on current trends and practices in pay-for-performance, short-term incentive plans and executive and company-side long-term incentive grants among peer group companies as well as the general high technology market. In addition, for fiscal year 2011, the Compensation Committee reviewed a detailed compensation assessment prepared by Compensia of our Chief Executive Officer compensation program compared to that of peer group companies. The peer group companies reviewed and approved by the Compensation Committee are primarily technology companies, some of which compete with us for business or for executive talent. The Compensation Committee’s intent was to choose peer group companies that have one or more attributes significantly similar to us, including size (evaluated on the basis of revenue and market capitalization), location, general industry, or products. For fiscal year 2011, in light of the Company’s growth through strategic initiatives and increased revenue and market capitalization, the Compensation Committee determined to review executive compensation relevant to a peer group consisting of companies with financial characteristics at about the same level as the Company’s with reference to the Company’s projected near term growth at the time of the compensation assessment. The Compensation Committee reviewed this and other benchmarking data and market trends derived from additional surveys and market information with representatives of our Human Resources department.

The following companies made up the peer group companies for fiscal year 2011:

Alliance Data Systems	Linear Technology
Altera	MICROS Systems
Brocade Communications Systems	Nuance Communications
Equinix	NVIDIA
Global Payments	ON Semiconductor
GSI Commerce	Teradyne
Itron	Xilinx
Lender Processing Services

The Compensation Committee used the compensation data and market trends described above as one of a number of factors in its decisions regarding compensation and pay practices, and generally used such data and trends as a reference point rather than as a strict benchmarking tool in making decisions as to whether the contributions and responsibilities of each named executive are properly reflected in his compensation. The Compensation Committee also gave great weight to our business performance, including performance under several financial metrics, and individual performance as described below in its executive compensation decisions. It did not, however, separately consider the historical performance or future projected performance trends of any of these peer group companies relative to our historical performance or future projected performance trends for executive compensation purposes. The Compensation Committee applied a similar approach with respect to determinations of change of control or termination payments for our named executives, as further described below under “Potential Payments Upon Termination or Change of Control.”

The Compensation Committee reviewed our executive compensation programs and practices, and analyzed, for each named executive, all existing elements of compensation (including base pay, cash bonus awards, short-term performance-based equity awards, and long-term compensation in the form of equity awards). In evaluating the competitiveness of our executive compensation program and setting executive compensation, the Compensation Committee compared these compensation components separately, and in total, to compensation at the peer group companies. The Compensation Committee generally sought to set total cash compensation levels at the 60th to 75th percentile of peer group companies and total aggregate compensation, including long-term incentive awards, at the top quartile of peer group companies as appropriate to retain and motivate our most talented and experienced executives.

At our fiscal year 2011 Annual Meeting held on June 29, 2011, we provided our stockholders with the opportunity to cast an advisory vote on our fiscal year 2010 executive compensation programs and policies (a “say-on-pay proposal”) and approximately 89% of the votes cast were in favor of the proposal. The Compensation Committee intends to review the outcome of our stockholders’ advisory vote on each year’s say-on-pay proposal in its evaluation and determination of executive compensation.

Base Salary

The objective of base salary is to provide fixed compensation to a named executive that reflects individual job responsibilities, experience, value to our company, and demonstrated performance. The salaries for the named executives are typically determined by the Compensation Committee based on its subjective evaluation of a variety of factors including the following:

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

Fiscal Year 2011 Annual Base Salary Determination

The Compensation Committee set fiscal year 2011 annual base salaries of the named executives as follows:

Named Executives	Fiscal Year 2011
Douglas G. Bergeron	$800,000
Robert Dykes	$430,000
Jeff Dumbrell	$325,000
Albert Liu	$340,000
Eliezer Yanay (1)	$346,037

(1)	Mr. Yanay’s annual base salary is set and paid in Israeli New Shekels. For disclosure purposes, Mr. Yanay’s annual base salary of ILS 1,248,500 has been converted from Israeli New Shekels to U.S. Dollars at the October 31, 2011 exchange rate of 3.608 Shekels per one U.S. Dollar.

For the fiscal year ended October 31, 2011, the Compensation Committee generally set the annual base salary of each of our named executives after consideration of a number of factors, including similar arrangements in place at our peer group companies, the total fiscal year 2011 compensation package to be set for each named executive as well as total compensation in past fiscal years, the extent of each named executive’s performance during the past fiscal year including based on the review by Mr. Bergeron of each named executive’s achievements, the extent of relevant experience of each named executive, and each named executive’s expected role and scope of responsibilities within our company for fiscal year 2011. The Compensation Committee also takes into consideration any significant increase in a particular named executive’s responsibilities compared to the previous year.

The fiscal year 2011 base salary amount for Mr. Bergeron was set by the Compensation Committee in December 2010. In determining Mr. Bergeron’s salary level (and compensation) for fiscal year 2011, the Compensation Committee engaged Compensia, an independent executive compensation consultant, to prepare an assessment of the components of Mr. Bergeron’s compensation against peer group company data. The Compensation Committee evaluated Mr. Bergeron’s strong leadership and performance as well as our overall financial and stock price performance against peer group companies in determining the compensation levels appropriate to retain and incentivize Mr. Bergeron. The companies forming part of our peer group are identified under “Determination of Compensation-Competitive Data” of the CD&A included in this Form 10-K/A.

Performance-Based Bonuses

Each of our named executives was eligible for performance-based cash bonuses as a component of overall compensation as well as to provide an incentive and reward for superior performance over the short-term. For fiscal year 2011, Mr. Bergeron and our other named executives were each eligible for an annual performance-based cash bonus. In addition to an annual performance-based bonus, Messrs. Dykes and Liu were each eligible for semi-annual performance-based bonuses and Messrs. Dumbrell and Yanay were each eligible for quarterly performance-based bonuses. Quarterly bonuses are generally paid in cash in the fiscal quarter following the applicable period’s performance and are intended to account for approximately 75% of the aggregate bonus compensation for our named executives. The semi-annual cash bonus for Messrs. Dykes and Liu is intended to account for approximately 35% to 40% of the aggregate cash bonus compensation for the named executive and is paid in June for the first six months of our fiscal year and in December for the last six months of our fiscal year. Annual bonuses are typically approved by the Board upon recommendation of the Compensation Committee and paid in cash the first fiscal quarter of each year based on our financial performance during the prior fiscal year and on the individual performance of the named executives, in each case based on pre-established targets and objectives.

In setting annual bonus compensation, the Compensation Committee determines a target dollar value for annual bonus awards at the beginning of the fiscal year. The annual bonus compensation is usually intended to account for all of the bonus compensation of our CEO, at least one-fourth of overall bonus compensation of our named executives with sales responsibilities and approximately two-thirds of the overall cash compensation of Messrs. Dykes and Liu. Under the 2009 Employment Agreement, the Compensation Committee has the discretion to deliver between 0% and 200% of the target annual bonus compensation for our CEO. For fiscal year 2011, one-half of Mr. Bergeron’s target annual bonus may be paid at the discretion of the Board based on Mr. Bergeron’s performance during fiscal year 2011 and the remaining one-half may be paid based on VeriFone achieving a target non-GAAP net income per share set based on the Company’s Plan approved by the Board at the beginning of the fiscal year.

For our other named executives, the Compensation Committee generally allocates at least 80% of a named executive’s total performance bonus based on performance against pre-established performance objectives. For fiscal year 2011, 100% of the total performance-based bonus for Messrs. Dykes and Liu and 90% of each of Messrs. Dumbrell and Yanay’s total performance bonus were based on pre-established performance objectives, which were as follows:

•

Our actual corporate financial performance in comparison to internal financial performance forecasts prepared by our management and presented to the Compensation Committee and the Board of Directors in the first quarter of each fiscal year. This includes overall financial performance on a consolidated basis as well as performance of individual business units that a named executive is responsible for managing.

•

Our stock price performance as compared to internal stock price appreciation targets and the stock price appreciation of our peers during the prior fiscal year. For purposes of this evaluation, our peers are those companies listed under “Competitive Data” above.

•	Successful execution of key strategic initiatives such as integration of acquired businesses.

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

These factors are described in further detail below:

Objective Portion of Bonuses

1. Financial Performance

In the first quarter of each fiscal year, the Compensation Committee and the Board of Directors receives financial forecasts from management. Based on its review of the financial forecasts and its assessment of the probability of achieving these forecasts, after consultation with management and the full Board, the Compensation Committee approves the financial performance metrics for the named executives. These metrics serve as the primary basis for the Compensation Committee’s evaluation of corporate financial performance. These financial performance metrics are set forth below:

Financial Performance Metric	Description
Non-GAAP net revenues (1), (3)	Growth in revenues is an essential component of long-term success and viability. Non-GAAP net revenues is used by us in addition to revenues recognized in accordance with generally accepted accounting principles (“GAAP”), and is a non-GAAP financial measure.

Non-GAAP net income and non-GAAP net income per share (2), (3)	Growth in non-GAAP net income and non-GAAP net income per share provides an indicator of our ability to generate returns on our operations and fund future growth. These are non-GAAP financial measures that we have historically used to evaluate our performance and compare our current results with those for prior periods as well as with the results of other companies in our industry. These non-GAAP financial measures have also been used by investment analysts to evaluate our performance. We also refer to this metric as non-GAAP net income per share.

(1)	For fiscal year 2011, non-GAAP net revenues was calculated by adding back the amortization of step-down in deferred revenue on acquisitions to our GAAP revenue. We refer to this measure as non-GAAP net revenues in our reports of our financial results on Form 8-K.
(2)	Non-GAAP net income and non-GAAP net income per share are non-GAAP financial measures that we use in addition to GAAP results to evaluate our performance and compare our results to other companies. We refer to these measures as non-GAAP net income and non-GAAP net income per share in our reports of our financial results on Form 8-K. Non-GAAP net income and non-GAAP net income per share is calculated by excluding the following GAAP items from GAAP net income (loss) as reported: amortization of step-down in deferred revenue on acquisitions; acquisition-related and restructure costs (excluding fair value adjustments related to certain acquired contracts); amortization of purchased intangibles, non-cash interest expense mainly related to our adoption in our first quarter of fiscal year 2010 of ASC 470-20, Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion; legal settlements; stock-based compensation, adjustment of tax expense to 20% of non-GAAP net income before tax and other income and expenses that are not part of our normal operations. Diluted non-GAAP net income per share, reflects a reduction in the diluted share count for shares that would be delivered to us pursuant to hedge transactions that we believe will be effective upon conversion of the outstanding Senior Convertible Notes due in June 2012. Under GAAP, shares delivered to us in hedge transactions are not considered offsetting shares in the fully diluted share calculation until they are actually delivered.
(3)

Each fiscal quarter and for each fiscal year we report non-GAAP net revenues, non-GAAP net income and non-GAAP net income per share in our reports of our financial results on Form 8-K. For the fiscal year ended October 31, 2011, our GAAP financial statements and the items to reconcile to our non-GAAP financial measures are described and included in our Form 8-K filed December 14, 2011 for our fourth quarter and fiscal year 2011 results; Form 8-K filed September 6, 2011 for our third quarter 2011 results; Form 8-K filed June 2, 2011 for our second quarter 2011 results and Form 8-K and Form 8-K/A filed March 1, 2011 and March 2, 2011, respectively, for our first quarter 2011 results.

The Compensation Committee views financial and corporate performance as the most important factor in determining a named executive’s annual bonus. A summary of our actual achievement against the above company-wide financial metric targets for the corporate component of our named executives’ performance-based awards for fiscal year 2011 is disclosed under “Fiscal Year 2011 Bonus Determinations-Determination of 2011 Target Bonus Amount.” Corporate achievement of the non-GAAP net revenues and non-GAAP net income targets must be at 80% or greater for both components in order for any award on either component. In addition to the above, a portion of the fiscal year 2011 quarterly performance-based bonus for each of Messrs. Dumbrell and Yanay was measured against pre-established contribution and gross margin targets for the business units that each manages.

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

4. Difficulty of Achieving Performance Targets

In formulating the performance targets for executive compensation, the Compensation Committee balances the consideration of the likelihood of achievement for these performance targets with the effectiveness of such targets in incentivizing our named executives’ performance. The Compensation Committee aims to set company-wide and business-unit specific financial performance targets that are expected to be possible, but not easy, to achieve with meaningful effort. On a year-over-year basis, the Company typically plans for double-digit percentage growth in each of non-GAAP revenue, non-GAAP net income and non-GAAP net income per share when setting Plan targets, after taking into account growth opportunities, strategic initiatives and market position as well as any countervailing considerations. Therefore, in general, unless there are unusual or unexpected factors affecting key markets for the Company or a key business unit or region or if a named executive officer fails to adequately execute on planned initiatives, it is probable, though not certain, that targets will be achieved at 100%. We estimate that there is generally less than a 50% chance that targets are achieved at materially greater than 100%. In fiscal year 2011, the corporate level targets were achieved in the range of 100th percentile to 130th percentile, in each case rounded to the nearest tenth percentile. Business-unit specific financial performance was achieved in the range of 90th percentile to 120th percentile, in each case rounded to the nearest tenth percentile.

5. Unforeseen Events

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

We do not have a formal policy on the adjustment or recovery of awards or payments if the relative performance measures are restated or otherwise adjusted for our named executives other than with respect to certain of the outstanding performance equity awards for Mr. Bergeron. For Mr. Bergeron, in certain circumstances in which we restate financial results such that the performance condition for an equity award tranche would no longer be met, then such award would be forfeited. However, the Compensation Committee expects that named executives will forfeit or return any award or payment to the extent that such award or payment was incorrectly awarded or paid because the relevant performance measures used to determine such award or payment are restated or otherwise adjusted in a manner that would reduce the size of the award or payment.

Discretionary Portion of Bonuses

Although the Compensation Committee believes that the bulk of the bonus should normally be based on objective measures of financial and stock performance, the Compensation Committee believes that in certain circumstances subjective performance elements are also important in setting the bonus compensation of named executives.

1. Individual Bonus Targets

A portion of a named executive’s bonus target may be awarded based on a subjective evaluation of the named executive’s performance. For fiscal year 2011, approximately 10% of the total cash bonus target for each of Messrs. Dumbrell and Yanay was awarded each quarter based on whether the name executive met or exceeded our CEO’s expectations following our CEO’s subjective review of such named executive’s individual performance during each quarter. This performance assessment is evaluated subjectively and typically based on qualitative factors such as management abilities and staff development.

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

Fiscal Year 2011 Bonus Determinations

Determination of 2011 Target Bonus Amount

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

A summary of our actual achievement against company-wide financial performance metrics used as targets for the corporate components of our named executives’ performance-based awards for fiscal year 2011 is disclosed below:

	Actual Company Achievement
	(in thousands except per share data)
Financial Performance Measure (1)	Q1	Q2	Q3	Q4	H1	H2	FY
Non-GAAP Net Revenue (2)	$283,940	$292,776	$317,155	$415,640	$576,716	$732,795	$1,309,511
Non-GAAP Net Income (3)	39,540	42,904	46,062	56,953	82,444	103,015	185,459
Non-GAAP Net Income per Share (diluted)	—	—	—	—	—	—	$1.92

Percentile of Attainment of Company-Wide Plan Target
(rounded to nearest tenth percentile)
Attainment percentile:	Q1	Q2	Q3	Q4	H1	H2	FY
Non-GAAP Net Revenue (2)	100th	110th	110th	110th	110th	110th	110th
Non-GAAP Net Income (3)	120th	120th	130th	120th	120th	120th	120th
Non-GAAP Net Income per Share (diluted)	—	—	—	—	—	—	120th

(1)	Refer to disclosures under “Objective Portion of Bonuses” in this CD&A for further description of how the Company determines these non-GAAP financial performance measures.
(2)	A reconciliation of non-GAAP revenue to GAAP revenue for the periods presented is as follows (in thousands):

	Q1	Q2	Q3	Q4	H1	H2	FY
Non-GAAP Net Revenue	$283,940	$292,776	$317,155	$415,640	$576,716	$732,795	$1,309,511
Amortization of step-down in deferred revenue on acquisition	(175)	(330)	(204)	(4,936)	(505)	(5,140)	(5,645)

GAAP Net Revenue	$283,765	$292,446	$316,951	$410,704	$576,211	$727,655	$1,303,866

(3)	A reconciliation of non-GAAP net income to GAAP net income for the periods presented is as follows (in thousands):

	Q1	Q2	Q3	Q4	H1	H2	FY
Non-GAAP Net Income	$39,540	$42,904	$46,062	$56,953	$82,444	$103,015	$185,459
Amortization of step-down in deferred revenue on acquisition	(175)	(330)	(204)	(4,936)	(505)	(5,140)	(5,645)
Stock-based compensation	(7,442)	(9,316)	(8,350)	(9,036)	(16,758)	(17,386)	(34,144)
Acquisition related and restructuring costs	(1,239)	(7,106)	(6,172)	(42,156)	(8,345)	(48,328)	(56,673)
Amortization of purchased intangible assets	(7,175)	(4,830)	(4,667)	(17,317)	(12,005)	(21,984)	(33,989)
Non-cash interest expense	(3,819)	(3,762)	(3,961)	(4,034)	(7,581)	(7,995)	(15,576)
Non-operating gains	—	—	5,196	—	—	5,196	5,196
Income tax effect of non-GAAP exclusions	12,341	7,640	(1,557)	219,352	19,981	217,795	237,776

GAAP Net Income	$32,031	$25,200	$26,347	$198,826	$57,231	$225,173	$282,404

Weighted average number of shares used in computing non-GAAP Net Income per Share (Diluted)	96,512
Hedge on Convertible Notes Dilution	104

GAAP Diluted Shares in Computing Net Income Per Share	96,616

Annual Target Bonus

For fiscal year 2011, the Compensation Committee approved the following annual target bonuses for the named executives:

Named Executive	Target
Douglas G. Bergeron	$1,000,000
Robert Dykes	$190,000
Jeff Dumbrell	$45,000
Albert Liu	$75,000
Eliezer Yanay (1)	$34,645

(1)	Mr. Yanay’s annual bonus amount is set and paid in Israeli New Shekels. For disclosure purposes, Mr. Yanay’s annual bonus amount of ILS 125,000 has been converted from Israeli New Shekels to U.S. Dollars at the October 31, 2011 exchange rate of 3.608 Shekels per one U.S. Dollar.

For fiscal year 2011, the annual bonus for each of Messrs. Dykes and Liu was based entirely on objective performance-based factors, and for each of Messrs. Dumbrell and Yanay are based 90% on objective performance-based factors. Under the 2009 Employment Agreement, Mr. Bergeron may receive between 0% and 200% of his target annual bonus. For fiscal year 2011, one-half of Mr. Bergeron’s annual target bonus is based on whether our non-GAAP net income per share for fiscal year 2011 meets or exceeds a target set by the Board consistent with VeriFone’s plan and forecasts at the beginning of the fiscal year. The rest of Mr. Bergeron’s annual bonus is based on Mr. Bergeron’s personal performance as determined by the Board with consideration of VeriFone’s overall financial performance and the Board’s evaluation of Mr. Bergeron’s execution on strategic initiatives and leadership. Accordingly, Mr. Bergeron may receive a bonus that is greater or less than his annual target bonus, depending on whether, and to what extent performance and other conditions are satisfied and the Board’s evaluation of his performance, up to a maximum total cash bonus of 200% of his target annual bonus. For each named executive other than the Chief Executive Officer, a portion of the target annual bonus is measured based on our actual corporate financial performance compared to the financial plan developed at the beginning of the fiscal year and may be paid at 0% or, for achievement at or above 80% of both financial targets, based on the actual percent of achievement. Messrs. Dykes and Liu may receive between 0% and 100% of the portion of his annual target bonus that is measured against pre-set personal performance objectives which are specific for each named executive. A portion of the target annual bonus for each of Messrs. Dumbrell and Yanay is measured against business-unit specific performance criteria and may be paid out at 0% or, for achievement over a minimum percentage, at 80% to 200%. Accordingly, each named executive may receive an annual bonus that is greater or less than his annual target bonus, and which could be zero.

For fiscal year 2011, for each of Messrs. Dykes, Dumbrell, Liu and Yanay, 30% of the annual bonus was allocated based on the achievement of pre-set targets for non-GAAP net revenues and non-GAAP net income. The remaining 70% of the annual bonus for each of Messrs. Dykes and Liu was based on achievement against pre-set personal performance objectives and 60% of the annual bonus for Messrs. Dumbrell and Yanay was allocated based on a set of business unit-specific financial criteria consistent with overall corporate goals and objectives, with each given equal weighting toward the business-unit specific component of the named executive’s annual bonus. The remaining 10% of Messrs. Dumbrell and Yanay was allocated based on discretionary qualitative criteria. For Mr. Dykes, the personal performance objectives for fiscal year 2011 were successful integration of acquired businesses, enhancement of financial processes, completion of key organizational initiatives and achievement of goals related to expense controls and operational efficiencies. Mr. Liu’s personal performance objectives for fiscal year 2011 were contributions to corporate development initiatives, strategic transactions, business process enhancements related to Mr. Liu’s areas of responsibility and key organizational initiatives. For Messrs. Dumbrell and Yanay, the business unit-specific criteria for fiscal year 2011 were attainment of specified business unit contribution and gross margin targets as to the business operations that each such named executive manages.

The following table provides a summary of the annual bonus performance targets, weighting of each and award for fiscal year 2011:

Named Executive	Fiscal Year 2011 Performance Goals	Weighting	Minimum	Maximum
Douglas G. Bergeron	Non-GAAP net income per share	50.0%	$—	$1,000,000
	Board review of performance	50.0%	$—	$1,000,000

Robert Dykes	Non-GAAP net revenues	15.0%	$—	$28,500	(1)
	Non-GAAP net income	15.0%	$—	$28,500	(1)
	Personal performance objectives	70.0%	$—	$133,000	(3)

Jeff Dumbrell	Non-GAAP net revenues	15.0%	$—	$6,750	(1)
	Non-GAAP net income	15.0%	$—	$6,750	(1)
	Business unit-specific criteria	60.0%	$—	$54,000	(4)
	Discretionary qualitative criteria	10.0%	$—	$4,500	(3)

Albert Liu	Non-GAAP net revenues	15.0%	$—	$11,250	(1)
	Non-GAAP net income	15.0%	$—	$11,250	(1)
	Personal performance objectives	70.0%	$—	$52,500	(3)

Eliezer Yanay (2)	Non-GAAP net revenues	15.0%	$—	$5,197	(1)
	Non-GAAP net income	15.0%	$—	$5,197	(1)
	Business unit-specific criteria	60.0%	$—	$41,574	(4)
	Discretionary qualitative criteria	10.0%	$—	$3,464	(3)

(1)	These amounts represent achievement at 100%. In the event we achieve non-GAAP net revenues and non-GAAP net income at above 100% of the target for each such financial metric, the annual bonus based on such metric shall be earned at the actual percent of achievement for each of Messrs. Dykes, Dumbrell, Liu and Yanay. Achievement at 80% or greater is required for any award on either component.
(2)	Mr. Yanay’s annual bonus amount is set and paid in Israeli New Shekels. For disclosure purposes, the components of Mr. Yanay’s annual bonus have been converted from Israeli New Shekels to U.S. Dollars at the October 31, 2011 exchange rate of 3.608 Shekels per one U.S. Dollar.

(3)	Reflects a maximum potential award of 100% of target.
(4)	Reflects the maximum potential award of 200% of target. The business unit-specific criteria for Messrs. Dumbrell and Yanay are contribution margin and gross margin. Contribution margin criteria must be at 80% attainment or higher for any payout and gross margin criteria must be 100% attainment or higher for any payout, in each case with a maximum payout of 200%.

Annual Bonus Awards

A summary of our actual achievement against company-wide financial performance metrics used as targets for the corporate components of our named executives’ performance-based awards for fiscal year 2011 is provided under “Fiscal Year 2011 Bonus Determinations — Determination of 2011 Target Bonus Amount” of this CD&A. For fiscal year 2011, the corporate achievement of non-GAAP net income per share measured against the target set at the beginning of the fiscal year was in the 120th percentile of achievement, rounded to the nearest tenth percentile. Following the end of fiscal year 2010, our Compensation Committee undertook a review of VeriFone’s financial performance compared to peer group companies as measured by growth in revenues, net income, operating income, market capitalization and total shareholder return as prepared and reported by Compensia at the Compensation Committee’s request. Based on the level and extent which VeriFone’s financial growth and performance exceeded that of the peer group companies, as well as Mr. Bergeron’s performance in execution on significant strategic initiatives, strong execution on key business initiatives, successful integration efforts and leadership as evaluated by the Board, our Compensation Committee determined that Mr. Bergeron should be paid at the maximum 200% payout of his annual bonus target.

For fiscal year 2011, we exceeded the target set for non-GAAP net revenues and non-GAAP net income as set at the beginning of the year, and each of our named executives earned a payout at the actual percentage achievement above 100% for the portion of their annual performance-based bonus based on net revenues, as adjusted, and net income, as adjusted, measured against the target for each such financial metric set at the beginning of the fiscal year. See “Determination of 2011 Target Bonus Amount” of this CD&A.

Messrs. Dykes and Liu each achieved the personal performance objectives component of their annual bonus at 100% for fiscal year 2011. Mr. Dumbrell achieved his business unit-specific criteria at the 110th percentile (rounded to the nearest tenth percentile) for both the contribution margin and the gross margin components and, as a result, received a payout at actual achievement for the contribution margin component and at 150% for the gross margin component. Mr. Yanay received a payout on the business unit-specific component of his performance based annual bonus award equal to 100% of the target amount. At the end of fiscal year 2011, Messrs. Dumbrell and Yanay achieved their discretionary qualitative bonus, which was based on the CEO’s subjective evaluation of their management of their business units, overall execution on forecasts and budget, staff management and development and management of customer relationships, at 100%.

Mr. Bergeron, who interfaces directly with each named executive officer throughout the year and observes and evaluates his execution at both the business unit level and the corporate level, performs the initial assessment of achievement of these business unit criteria. Mr. Bergeron’s recommendation is then presented to the Compensation Committee for review and approval. For fiscal year 2011, targets were established such that a named executive officer would receive achievement at a maximum of 100% of the non-financial business unit level components of the annual bonus if he executes well and meets or exceeds expectations as to all the criteria for his business unit. For the financial components, which consist of contribution margin and gross margin and, for fiscal year 2011 apply to Messrs. Dumbrell and Yanay, the business unit objectives may be achieved at a range of 0% up to a maximum of 200% based on actual achievement of the metrics against targets. The Compensation Committee has the discretion to determine that a named executive officer has achieved the business-unit specific criteria at greater than 100%, although we expect that the Compensation Committee would do so infrequently and in limited circumstances. For fiscal year 2011, no components were paid above the maximum range for such target.

The following tables show the annual bonus awards made to our named executives for fiscal year 2011:

Named Executive	Fiscal Year 2011 Annual Bonus Paid
Douglas G. Bergeron	$2,000,000
Robert Dykes	$198,778
Jeff Dumbrell	$54,504
Albert Liu	$78,465
Eliezer Yanay (1)	$36,246

(1)	Mr. Yanay’s annual bonus amount is set and paid in Israeli New Shekels. For disclosure purposes, Mr. Yanay’s annual bonus award of ILS 130,775 has been converted from Israeli New Shekels to U.S. Dollars at the October 31, 2011 exchange rate of 3.608 Shekels per one U.S. Dollar.

Determination of 2011 Semi-Annual or Quarterly Target Bonus Amounts

In the first quarter of each fiscal year, the Compensation Committee sets quarterly, or in the case of Messrs. Dykes and Liu semi-annual, bonus targets for each of our named executives other than our CEO. Messrs. Dykes and Liu’s semi-annual bonus targets are awarded based solely on performance-based goals established by the Compensation Committee and performance-based objectives recommended to the Compensation Committee by the CEO. Approximately 90% of the quarterly bonus targets of each of Messrs. Dumbrell and Yanay, which we refer to as performance target bonus in the below table, is awarded if performance-based goals established by the Compensation Committee for the quarter are met. The remaining 10% of such bonus targets, which we refer to as individual bonus in the below table, is not based on pre-set objectives, but rather is awarded if the named executive has met or exceeded the expectations of our CEO based on our CEO’s subjective review of the named executive’s individual performance during the quarter.

For fiscal year 2011, 30% of the semi-annual performance bonus for each of Messrs. Dykes and Liu was based on the corporate financial performance metrics and 70% of such bonus was measured on each named executive achieving personal performance objectives specific to the areas of responsibilities and the organization managed by each such named executive. For Mr. Dykes, this included successful integration of acquired businesses, implementing cost-savings and expense-control measures, development of the finance organization and business infrastructure in-line with the Company’s growth, and implementing operational and process improvements. For Mr. Liu, the primarily achievements were strong execution on corporate development initiatives and strategic transactions, successful integration of acquired businesses, managing corporate development initiatives and implementing business process enhancements.

Each of Messrs. Dumbrell and Yanay’s quarterly performance target bonus was based on (1) the corporate financial performance metrics, (2) the contribution by his business unit to our operating income for the quarter, referred to as the contribution margin and (3) the gross margin achieved by his business unit for the quarter. For fiscal year 2011, 30% of each of Messrs. Dumbrell and Yanay’s quarterly performance target bonus was based on achievement of the corporate financial performance metrics, 30% was based on achievement of the contribution margin targets and 30% was based on achievement of gross margin targets and 10% was allocated based on discretionary qualitative criteria. Further, due to Mr. Yanay’s change in responsibility to Executive Vice President, Operations effective August 2011, in lieu of contribution margin and gross margin measures, Mr. Yanay’s fourth quarter fiscal 2011 business unit-specific performance was based on achievement of personal performance objective measures. For Mr. Yanay, the personal performance objective measures were successful integration of the operations of acquired businesses, including the Hypercom business, and effecting cost-savings and operational synergies in the fourth quarter. The business unit’s gross margin and contribution margin targets for each fiscal quarter were determined based on specific business unit level gross margin and contribution margin improvements built into our company-wide plan and year-over-year growth goals. Contribution margin targets achieved between 80% and 100% of contribution margin goals, result in a reduced payout of the portion of the performance-based quarterly bonuses attributed to contribution margin goals. The gross margin goals must be attained at 100% in order for any payout of the quarterly bonus attributed to the gross margin goals. Each such named executive’s performance-based bonus could also exceed 100% of the target performance-based quarterly bonus if his business units contributed in excess of 100% of his performance-based goal.

The Compensation Committee approved the following target bonuses for fiscal year 2011 for the named executives:

	First Half of Fiscal Year 2011		Second Half of Fiscal Year 2011		Total
Named Executive	Performance Target Bonus	Individual Target Bonus	Performance Target Bonus	Individual Target Bonus	Performance Target Bonus	Individual Target Bonus
Robert Dykes	$50,000	$—	$50,000	$—	$100,000	$—
Albert Liu	$25,000	$—	$25,000	$—	$50,000	$—

	First Fiscal Quarter		Second Fiscal Quarter		Third Fiscal Quarter		Fourth Fiscal Quarter		Total
Named Executive	Performance Target Bonus	Individual Target Bonus	Performance Target Bonus	Individual Target Bonus	Performance Target Bonus	Individual Target Bonus	Performance Target Bonus	Individual Target Bonus	Performance Target Bonus	Individual Target Bonus
Jeff Dumbrell	$29,250	$3,250	$29,250	$3,250	$29,250	$3,250	$29,250	$3,250	$117,000	$13,000
Eliezer Yanay (1)	$23,386	$2,598	$23,386	$2,598	$23,386	$2,598	$23,386	$2,598	$93,544	$10,392

(1)	Mr. Yanay’s bonus amounts are set and paid in Israeli New Shekels. For disclosure purposes, Mr. Yanay’s quarterly bonus amounts have been converted from Israeli New Shekels to U.S. Dollars at the October 31, 2011 exchange rate of 3.608 Shekels per one U.S. Dollar.

Semi-Annual or Quarterly Bonus Awards

The following semi-annual or quarterly bonus awards were actually paid to our named executives in fiscal year 2011:

	First Half of Fiscal Year 2011		Second Half of Fiscal Year 2011		Total
Named Executive	Performance Bonus Paid (1)	Individual Bonus Paid	Performance Bonus Paid (1)	Individual Bonus Paid	Performance Bonus Paid (1)	Individual Bonus Paid
Robert Dykes (2)	$51,890	$—	$52,655	$—	$104,545	$—
Albert Liu (3)	$25,945	$—	$26,328	$—	$52,273	$—

	First Fiscal Quarter		Second Fiscal Quarter		Third Fiscal Quarter		Fourth Fiscal Quarter		Total
	Performance Bonus Paid (1)	Individual Bonus Paid	Performance Bonus Paid (1)	Individual Bonus Paid	Performance Bonus Paid (1)	Individual Bonus Paid	Performance Bonus Paid (1)	Individual Bonus Paid	Performance Bonus Paid (1)	Individual Bonus Paid
Jeff Dumbrell (4)	$37,528	$3,250	$37,177	$3,250	$36,290	$3,250	$28,070	$3,250	$139,065	$13,000
Eliezer Yanay (5)	$25,560	$2,598	$30,191	$2,598	$26,207	$2,598	$27,364	$—	$109,322	$7,794

(1)	Calculated as 30% based on corporate achievement against pre-established financial metrics and 70% based on achievement of pre-established organization-specific objectives. A summary of our actual achievement against company-wide financial performance metrics used as targets for the corporate components of our named executives’ performance-based awards for fiscal year 2011 is provided under “Fiscal Year 2011 Bonus Determinations-Determination of 2011 Target Bonus Amount” of this CD&A.
(2)	Mr. Dykes achieved his personal specific performance objectives at 100% of target for each of the first half of fiscal year 2011 and the second half of fiscal year 2011. Mr. Dykes’ compensation does not include an individual bonus component.
(3)	Mr. Liu achieved his personal performance objectives at 100% of target for each of the first half of fiscal year 2011 and the second half of fiscal year 2011. Mr. Liu’s compensation does not include an individual bonus component.
(4)

The performance target bonus payments to Mr. Dumbrell were based on the achievement of preset targets for the contribution margin and gross margin of Mr. Dumbrell’s business unit. For fiscal year 2011, the business unit’s gross margin and contribution margin targets for each fiscal quarter were determined based on specific gross margin and contribution margin improvements built into our company-wide plan and year-over-year growth goals. For fiscal year 2011, Mr. Dumbrell’s achievement of these targets, rounded to the nearest tenth percentile, were 120th percentile for contribution margin and 110th percentile for gross margin in Q1; 120th percentile for contribution margin and 110th percentile for gross margin in Q2; 100th percentile for contribution margin and 110th percentile for gross margin in Q3; and 90th percentile for contribution margin and 100th percentile for gross margin in Q4. The individual bonus amounts paid to Mr. Dumbrell for fiscal year 2011 were achieved at 100% based on our CEO’s subjective review of Mr. Dumbrell’s individual performance, which took into consideration, among other factors, staff management and development, business strategy execution, sales forecast accuracy and management of customer relationships.
(5)	Mr. Yanay’s bonus amount is set and paid in Israeli Shekels. For disclosure purposes, Mr. Yanay’s bonus amounts have been converted from Israeli New Shekels to U.S. Dollars at the October 31, 2011 exchange rate of 3.608 Shekels per one U.S. Dollar. For the first three fiscal quarters of fiscal year 2011, the performance target bonus payments to Mr. Yanay were based on the achievement of preset targets for the contribution margin and gross margin of Mr. Yanay’s business unit. Mr. Yanay’s achievement of these targets, rounded to the tenth percentile, were 110th percentile for contribution margin and 100th percentile for gross margin in Q1; 120th percentile for contribution margin and 110th percentile for gross margin in Q2; and 110th percentile for contribution margin and 100th percentile for gross margin in Q3. Based on Mr. Yanay’s change in role following the end of our third fiscal quarter to Executive Vice President, Operations, Mr. Yanay received his Q4 payout for this target based on personal performance objectives in connection with his new role, including achievement of operational efficiencies, rather than based on the contribution margin and gross margin metrics. The individual bonus amounts paid to Mr. Yanay for the first three fiscal quarters of fiscal year 2011 were achieved at 100% based on our CEO’s subjective review of Mr. Yanay’s individual performance, which took into consideration, among other factors, staff management and development, business strategy execution, sales forecast accuracy and management of customer relationships.

Additional Discretionary Bonus

At the end of the fiscal year, the Compensation Committee also evaluated each named executive’s performance meeting or exceeding expectations and level of responsibility. For fiscal year 2011, the Compensation Committee, upon recommendation of our Chief Executive Officer, determined to award Mr. Liu an additional discretionary bonus in the amount of $20,000 following the end of the fiscal year based on Mr. Liu’s key contributions to the Company’s completion of its acquisitions during fiscal year 2011, including of Hypercom Corporation, and for additional executive responsibilities taken by Mr. Liu for the Company’s corporate development and other corporate functions.

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

Amount of Incentive Compensation. The amount of equity incentive compensation and mix between short and long-term equity grants, if any, awarded each year to the named executives, other than our Chief Executive Officer, is determined by the Compensation Committee in consultation with our Chief Executive Officer after taking into account our overall compensation program objectives. These grants are intended to serve as incentives for our named executives to remain with us, continue performance at levels consistent with our corporate objectives and to tie a substantial amount of their overall compensation to the long-term performance of our common stock. In making awards of options and restricted stock units for our named executives, the Compensation Committee determined that allocating a substantial portion of total compensation for each of the named executives in the form of these awards aligns the interests of each of our named executives with the interests of our stockholders. The

Compensation Committee has determined that the value of equity awards for purposes of the incentive compensation determination should be based on the value of the underlying common stock on the date of grant.

Mix of Awards. We view stock options as a way to link the compensation of our named executives directly to value creation for our stockholders, because the amount that a named executive realizes from stock options depends solely on the increase in value of our common stock from the grant date of the option. We view restricted stock units, which are an unsecured promise to deliver shares of our common stock, as a method to economically place each recipient of a restricted stock unit in the same position as a stockholder because the amount that a recipient ultimately receives from a restricted stock unit depends on the actual value of shares of common stock when the shares underlying the restricted stock units are delivered. In addition, more recently, we have used performance-based equity awards as a means to incentivize achievement of specific corporate objectives. The Compensation Committee considers all of these alternatives in determining the appropriate mix of equity awards to achieve the proper allocation of performance and retention incentives.

Vesting of Long-Term Incentives. Generally stock options granted with time-based vesting become exercisable as to 25% of the grant one year after the grant date and as to the remainder of the grant in equal quarterly installments over the following three years. The stock option life is seven years from the date of grant and offers named executives the right to purchase the stated number of shares of our common stock at an exercise price per share determined on the date of grant. Stock options have value only to the extent the price of our shares on the date of exercise exceeds the applicable exercise price. The exercise price is the fair market value of our common stock based on the stock closing price, as traded on the NYSE, on the grant date.

Stock options granted with performance-based criteria are earned upon achievement of one or more specified performance target and become exercisable over a preset vesting schedule, usually within one year of the date the option award is granted.

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

Accounting Considerations. All equity grants are accounted for in accordance with FASB ASC Topic 718 (formerly SFAS No. 123(R), Share-Based Payment). The Compensation Committee did not attribute significant weight to the stock-based compensation charges that would be recorded for accounting purposes for the grants of options and restricted stock units granted to our named executives in light of the fact that these items do not directly relate to the achievement of our compensation objectives.

Equity Grant Procedures. Equity awards to our employees are generally awarded only on dates that the Compensation Committee meets. As a result of this procedure, we have generally awarded equity grants to our named executives based on and immediately following an annual review of employee equity awards, except in the case of our Chief Executive Officer who has in the past received equity awards as part of his employment agreement. For fiscal year 2011, the annual review for our named executives, including our Chief Executive Officer, was completed in December 2010. The grant date is set as the first trading day of the month following Board approval of the equity award.

Fiscal Year 2011 Equity Incentive Determinations

In December 2010, following its evaluation of short and long-term incentive plan practices and market trends as described above in this CD&A under “Determination of Compensation,” our Compensation Committee granted each of our named executives a performance-based restricted stock unit award contingent upon VeriFone’s achievement of a pre-set financial metric and a restricted stock unit that time vests over four years. The Compensation Committee determined to structure the named executive equity awards as restricted stock units rather than stock options as a means to encourage executive ownership of VeriFone stock, consistent with the stock ownership guidelines implemented for our executives during fiscal year 2011. In addition to peer group data and market practices, the Compensation Committee also took into consideration the value of unvested equity awards held by each named executive, the exercise prices of the equity awards held by our named executives and the fact that our named executives were excluded from VeriFone’s November 2009 stock option exchange offer in determining what level of equity award would appropriately incentivize our named executive.

The performance-based restricted stock unit award vests on the first anniversary of the grant date if fiscal year 2011 non-GAAP net income per share is at or above a target set by the Compensation Committee in December 2010, and is forfeited if the fiscal year 2011 non-GAAP net income per share is below such target. The restricted stock unit award granted with time-based vesting vests as to 25% of the grant approximately one year after the grant date and as to the remainder in equal quarterly installments over the following three years.

The following sets forth the fiscal year 2011 equity incentive awards, including the factors considered by the Compensation Committee in setting each such award:

Named Executive	Performance- Based Restricted Stock Unit Award (Shares) (1), (2)	Restricted Stock Unit Award with Time-Based Vesting (Shares) (2)
Douglas G. Bergeron (3)	114,285	171,429
Robert Dykes (4)	28,571	28,572
Jeff Dumbrell (5)	21,248	50,000
Albert Liu (4)	21,428	21,429
Eliezer Yanay (5)	21,428	21,429

(1)	The performance targets set by the Compensation Committee for the performance-based restricted stock unit awards were achieved for fiscal year 2011 and vested on January 3, 2012, the first anniversary of the grant date. For further information on these equity incentive awards see “Grants of Plan-Based Awards” below.
(2)	In the first quarter of fiscal year 2011, the Compensation Committee engaged Compensia to prepare assessments of long-term incentive grant trends and practices. Based on market and trend information provided by Compensia, the Compensation Committee determined that some component of long-term incentive awards to named executive officers should be in the form of restricted stock units and/or stock options. Further, the Compensation Committee determined that of these equity awards, for our Chief Executive Officer approximately 40% should be contingent on performance and for the other named executive, approximately 50% should be contingent on performance, with the remaining equity awards based on time-based vesting, in order to incentivize and retain the named executive officers while aligning pay with shareholder value. In general, as to each named executive, the Compensation Committee placed significant weight on a value-based approach for equity awards. For fiscal year 2011, prior to the grant of such award, each named executive was given a choice to elect to receive their equity award either in the form of restricted stock units or the equivalent value in the form of stock options, in each case with value determined by the Compensation Committee based on peer group data as further described below. Each named executive elected to receive their equity award for fiscal year 2011 in the form of restricted stock units.
(3)

In setting the fiscal year 2011 equity grants awarded to Mr. Bergeron, the Compensation Committee relied mainly on peer group and market data and pay-for-performance analysis prepared and presented by Compensia as part of its assessment of the competitiveness of our chief executive officer compensation program. The Compensation Committee took into account that the long-term incentive value of Mr. Bergeron’s compensation at the time placed Mr. Bergeron between the 50th and 75th percentile compared to peer group companies, while our one and three-year total shareholder return, financial performance, market capitalization growth were in the top half compared to peer group companies. The Compensation Committee also considered our overall performance, and Mr. Bergeron’s continued strong performance in his role as our chief executive, particularly Mr. Bergeron’s deep understanding and knowledge of the payments industry and execution on key strategic and transformational initiatives. The Committee also considered the key role Mr. Bergeron was expected to have in the successful completion of the then-pending acquisition of Hypercom Corporation.
(4)	In setting the fiscal year 2011 equity grants awarded to Messrs. Dykes and Liu, the Compensation Committee relied mainly on peer group and market data and pay-for-performance analysis prepared and presented by Compensia as part of its assessment of the competitiveness of our executive compensation program. For Messrs. Dykes and Liu, the Compensation Committee gave considerable weight to the evaluation by Mr. Bergeron of each named executive’s contributions to their areas of responsibilities and organizational and corporate-wide initiatives as well as the Company’s performance compared to peer group companies.
(5)	In setting the fiscal year 2011 equity grants awarded to each of Messrs. Dumbrell and Yanay, the Compensation Committee relied mainly on peer group and market data and pay-for-performance analysis prepared and presented by Compensia as part of its assessment of the competitiveness of our executive compensation program. For each of Messrs. Dumbrell and Yanay, the Compensation Committee took into account our recent growth, including through strategic transactions, in each named executive’s region and the increased level of responsibilities each of Messrs. Dumbrell and Yanay has taken on as we expand into new geographic regions or markets, in each case based on input from Mr. Bergeron. In addition, in the case of Mr. Dumbrell, the Compensation Committee took into account his temporary relocation to the United Kingdom in support of our Northern Europe, Middle East and Africa operations and business development initiatives.

Perquisites and Benefits

Other than with respect to Mr. Yanay, we do not provide perquisites or personal benefits (such as financial services, air travel (other than reimbursement for business travel), country club memberships or car allowances) to the named executives other than standard health and welfare benefits available to all employees. We provide Mr. Yanay with the use of a car (including reimbursement of the tax effect of such benefit), study fund contributions, severance fund contributions and a recuperation allowance and other insurance benefits as is customary for executives in Israel, Mr. Yanay’s home country. We also reimbursed Mr. Yanay for the cost of his cellular telephone use (including reimbursement of the tax effect of such benefit). These benefits were previously provided to Mr. Yanay in connection with his employment at Lipman, which we acquired on November 1, 2006.

As disclosed in footnote 6 of the Summary Compensation Table of this CD&A, from January 2011 through December 2011, Mr. Dumbrell was on temporary international assignment in support of our Northern Europe, Middle East and Africa operations and business development initiatives. In connection with this assignment we requested that Mr. Dumbrell temporarily relocate to the United Kingdom, and provided for certain housing, education and supplemental health and welfare coverage expenses and tax reimbursements for the term of this temporary assignment.

EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth compensation awarded to, paid to, or earned by VeriFone’s named executives during fiscal years 2011, 2010 and 2009.

Summary Compensation Table

	Fiscal Year	Salary ($)		Bonus ($)		Stock Awards ($) (1)		Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)		Change in Pension Value and Nonqualified Deferred Comp Earnings ($)	All Other Compensation ($)		Total ($)
Douglas G. Bergeron	2011	800,000		—		11,354,274		—	2,000,000	(4)	—	8,870	(4)	14,163,144
Chief Executive Officer	2010	800,000		—		4,420,271		—	2,000,000	(4)	—	883		7,221,154
	2009	700,000		—		—	(3)	1,176,330	—		—	7,828		1,884,158

Robert Dykes	2011	430,000		—		2,270,863		—	303,323	(5)	—	14,361	(5)	3,018,547
Executive Vice President and Chief Financial Officer	2010	425,000		42,280		491,135		—	307,720	(5)	—	883		1,267,018
	2009	420,000		—		—		1,960,550	279,750		—	10,628		2,670,928

Jeff Dumbrell	2011	325,000		17,500	(6)	2,831,396		—	189,069	(6)	—	594,338	(6)	3,957,303
Executive Vice President, Europe, Middle East, Africa and Asia	2010	315,000		43,284		1,326,071		—	106,716	(6)	—	855		1,791,926
	2009	300,000		48,000		—		392,110	36,000		—	6,946		783,056

Albert Liu	2011	340,000		20,000	(8)	1,703,137		—	130,738	(8)	—	13,791	(8)	2,207,666
Executive Vice President, Corporate Development and General Counsel (7)		—		—		—		—	—		—	—		—
		—		—		—		—	—		—	—		—

Eliezer Yanay	2011	401,016	(9)	7,794	(10)	1,703,137		—	145,568	(10)	—	150,146	(11)	2,407,661
Executive Vice President, Operations	2010	377,482	(9)	44,525		1,817,224		—	114,476	(10)	—	151,237	(11)	2,504,944
	2009	352,477	(9)	28,014		—		392,110	89,434		—	136,291	(11)	998,326

(1)	Amounts shown in this column reflect the aggregate grant date fair value of these restricted stock unit awards as computed in accordance with FASB ASC Topic 718 and do not reflect whether the recipient has actually realized a financial benefit from the awards (such as by vesting in a restricted stock unit award). For information on the valuation of these amounts, refer to “Stockholders’ Equity” of the notes to consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended October 31, 2011. See the Grants of Plan-Based Awards table below for information on awards made in fiscal year 2011.
(2)	Amounts shown in this column reflect the aggregate grant date fair value of stock option grants as well as any modification charge in each case computed in accordance with FASB ASC Topic 718 and do not reflect whether the recipient has actually realized a financial benefit from the awards (such as by exercising stock options). This column represents the total dollar amount that would be recognized as stock-based compensation for financial statement reporting purposes over the term of the stock option grants. Pursuant to SEC rules, the amounts for fiscal year 2009 have been revised to reflect the aggregate fair value of each stock option grant on the date of grant. The fair value was estimated using the Black-Scholes option pricing model in accordance with FASB ASC Topic 718. Pursuant to SEC rules, amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For information on the valuation assumptions used for the calculation of these amounts, refer to “Stockholders’ Equity” of the notes to consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended October 31, 2011. See the Grants of Plan-Based Awards table below for information on awards made in fiscal year 2011.
(3)	On January 4, 2007, we granted a total of 900,000 performance-based RSUs to Mr. Bergeron. We did not recognize any compensation expense related to these performance-based RSUs as the financial targets for fiscal years 2008 and 2007 were not achieved and, effective April 8, 2009, we and Mr. Bergeron entered into the 2009 Employment Agreement pursuant to which these RSUs were cancelled.
(4)	Fiscal year 2011 Non-Equity Incentive Plan Compensation represents earned annual performance-based cash bonus at 200% of annual performance-based target bonus. See “Annual Bonus Awards” in this CD&A for discussion of the pre-established targets and the amounts earned. Fiscal year 2010 Non-Equity Incentive Plan Compensation represents earned annual performance-based cash bonus at 200% of annual performance-based target bonus. Of this amount, $750,000 was attributed to actual corporate net income, as adjusted per share exceeding the pre-set financial target. For fiscal year 2011 amounts in All Other Compensation consisted of $6,667 of company 401(k) plan matching contribution and $2,203 of life insurance premiums.
(5)

Fiscal year 2011 amount represents earned annual performance-based cash bonus at the 120th percentile for the corporate component, at 100% for the personal performance objective component for award of $198,778 and $104,545 of semi-annual performance bonus earned in fiscal year 2011. See “Annual Bonus Awards” and “Determination of 2011 Quarterly or Semi-Annual Target Bonus Amounts” in this

CD&A for further discussion of the pre-established targets and the amounts earned. Fiscal year 2010 amount represents earned annual performance-based cash bonus at the 120th percentile for the corporate component and 100% for the individual component of $201,420 and $106,300 of semi-annual performance bonus earned in fiscal year 2010. For fiscal year 2011 amounts in All Other Compensation consisted of $6,837 of company 401(k) plan matching contribution and $7,524 of life insurance premiums.
(6)	Fiscal year 2011 bonus amount represents earned individual bonus component of quarterly bonus awards of $13,000 and of the annual bonus award of $4,500 for fiscal year 2011. The individual bonus component of the quarterly and annual bonus awards is awarded at the discretion of the CEO based on a qualitative assessment of achievement against strategic goals and personal objectives set for each named executive by the CEO and each named executive. Fiscal year 2011 non-equity incentive plan compensation represents earned annual performance-based cash bonus of $15,579 based on achievement at the 120th percentile for the corporate component and $34,425 for achievement at the 110th percentile for both contribution margin and gross margin components, and earned amount of quarterly performance bonus totaling $139,065 awarded to Mr. Dumbrell. Attainment percentages are rounded to the nearest tenth percentile. See “Annual Bonus Awards” and “Determination of 2011 Quarterly or Semi-Annual Target Bonus Amounts” in this CD&A for further discussion of amounts earned. Fiscal year 2010 amount represents earned annual performance-based bonus at the 120th percentile for the corporate component and 100% for the individual component of $41,963 for fiscal year 2010 and earned amount of quarterly performance bonus totaling $64,753 awarded to Mr. Dumbrell. From January 2011 through December 2011, Mr. Dumbrell was on temporary international assignment in support of our Northern Europe, Middle East and Africa operations and business development initiatives. In connection with this assignment we requested that Mr. Dumbrell temporarily relocate to the United Kingdom, and we provided for certain housing, education and supplemental health and welfare coverage expenses and tax reimbursements to Mr. Dumbrell for the term of this temporary assignment. Such amounts are included in All Other Compensation in this Summary Compensation Table. During fiscal year 2011 we paid a total of $333,386 in relocation expense reimbursements, with associated tax reimbursements of $245,912, as part of Mr. Dumbrell’s relocation to the United Kingdom for this international assignment, which included the following components: housing and furniture rental of $264,037 (with associated tax reimbursement of $194,759); tuition expense for Mr. Dumbrell’s children during the relocation assignment of $57,649 (with associated tax reimbursement of $42,523); and $11,700 of supplemental health and welfare coverage, utilities and other miscellaneous relocation expenses (with associated tax reimbursement of $8,630). For fiscal year 2011 amounts in All Other Compensation also included $14,194 of company 401(k) plan matching contribution and $846 of life insurance premiums.
(7)	Mr. Liu was not a named executive of the Company in fiscal years 2010 or 2009.
(8)	Fiscal year 2011 bonus amount represents a discretionary year-end bonus of $20,000 awarded to Mr. Liu. Discretionary bonuses are awarded at the discretion of the Compensation Committee with input from the CEO to reward extraordinary efforts and performance. See “Additional Discretionary Bonuses” in this CD&A for further discussion of the award. Fiscal year 2011 non-equity incentive plan compensation represents earned annual performance-based cash bonus at the 120th percentile for the corporate component, at 100% for the personal performance objective component for award of $78,465 and $52,273 of semi-annual performance bonus earned in fiscal year 2011. See “Annual Bonus Awards” and “Determination of 2011 Quarterly or Semi-Annual Target Bonus Amounts” in this CD&A for further discussion of the pre-established targets and the amounts earned. For fiscal year 2011 amounts in All Other Compensation consisted of $12,963 of company 401(k) plan matching contribution and $828 of life insurance premiums.
(9)	Mr. Yanay’s base salary is set and paid in Israeli New Shekels. Fiscal year 2011 amount consists of salary of $346,037, study fund contributions of $22,034 and payment for accrued but unused vacation of $32,945. Fiscal year 2010 amount consists of salary of $342,618, study fund contributions of $21,816 and payment for accrued but unused vacation of $13,048. Fiscal year 2009 amount consists of salary of $308,757, study fund contributions of $19,393 and payment for accrued but unused vacation of $24,327. Amounts for fiscal years 2011, 2010 and 2009 have been converted from Israeli New Shekels to U.S. Dollars at the fiscal year end exchange rates of 3.608 Shekels per one U.S. Dollar, 3.644 Shekels per one U.S. Dollar and 3.757 Shekels per one U.S. Dollar, respectively.
(10)	Fiscal year 2011 bonus amount represents earned individual bonus component of quarterly bonus awards of $7,795 for fiscal year 2011. The individual bonus component of the quarterly and annual bonus awards is awarded at the discretion of the CEO based on a qualitative assessment of achievement against strategic goals and personal objectives set for each named executive by the CEO and each named executive. Fiscal year 2011 non-equity incentive plan compensation represents earned annual performance-based cash bonus of $11,994 based on achievement at the 120th percentile for the corporate component, $24,252 for achievement of the personal performance objective component at 100% and earned amount of quarterly performance bonus totaling $109,322 awarded to Mr. Yanay. Attainment percentages are rounded to the nearest tenth percentile. See “Annual Bonus Awards” and “Determination of 2011 Quarterly or Semi-Annual Target Bonus Amounts” in this CD&A for further discussion of amounts earned. Fiscal year 2010 amount represents earned annual performance-based cash bonus at the 120th percentile for the corporate component and 101% for the individual component of target of $38,557 and earned amount of quarterly performance bonus totaling $75,919 awarded to Mr. Yanay. Amounts for fiscal years 2011 and 2010 have been converted from Israeli New Shekels to U.S. Dollars at the fiscal year end exchange rates of 3.608 Shekels per one U.S. Dollar and 3.644 Shekels per one U.S. Dollar, respectively.
(11)	Amounts consist primarily of customary Israeli employment-related benefits paid to Mr. Yanay and a car allowance provided to Mr. Yanay as is customary for senior executives in Mr. Yanay home country of Israel. Fiscal year 2011 amount includes car allowance of $52,217, tax reimbursements of $15,904 for the car allowance, $30,660 for Israeli severance fund payments, $24,845 for manager insurance, cellular phone expense of $17,220, tax reimbursement of $454 for cellular phone and $8,846 for disability insurance, recuperation pay, medical tests and publication subscriptions. Fiscal year 2010 amount includes car allowance of $51,701, tax reimbursements of $13,796 for the car allowance, $30,357 for Israeli severance fund payments, $24,599 for manager insurance, cellular phone expense of $22,231, tax reimbursement of $444 for cellular phone and $8,109 for disability insurance, recuperation pay, medical tests and publication subscriptions. Fiscal year 2009 amount includes car allowance of $44,876, tax reimbursements of $11,804 for the car allowance, $27,335 for Israeli severance fund payments, $22,150 for manager insurance, cellular phone expense of $21,069, tax reimbursement of $446 for cellular phone and $8,611 for disability insurance, recuperation pay, medical tests and publication subscriptions. Amounts for fiscal years 2011, 2010 and 2009 have been converted from Israeli New Shekels to U.S. Dollars at the fiscal year end exchange rates of 3.608 Shekels per one U.S. Dollar, 3.644 Shekels per one U.S. Dollar and 3.757 Shekels per one U.S. Dollar, respectively.

Grants of Plan-Based Awards for 2011

The following table sets forth certain information with respect to grants of plan-based awards in fiscal year 2011 to our named executives, including cash awards and equity awards. The restricted stock unit awards granted to our named executives in fiscal year 2011 were granted under our 2006 Equity Incentive Plan. For each equity award with time-based vesting, one quarter of the award vests after one year, and the remainder vests ratably by quarter over the succeeding three years. Each option award has a term of seven years.

Name	Grant Date		Board Approval Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)					Estimated Possible Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh.)	Grant Date Fair Value of Stock and Option Awards ($) (8)
				Thres- hold ($)	Target ($)		Maximum ($)		Thres- hold (#)	Target (#)	Maximum (#)
Douglas G. Bergeron	—		—	—	1,000,000	(2)	2,000,000	(2)	—	—	—	—	—	—	—
Chief Executive Officer	1/3/2011	(3)	12/13/2010	—	—		—		—	57,143	57,143	—	—	—	2,270,863
	1/3/2011	(4)	12/13/2010	—	—		—		—	57,142	57,142	—	—	—	2,270,823
	1/3/2011	(5)	12/13/2010	—	—		—		—	—	—	171,429	—	—	6,812,588

Robert Dykes	—		—	—	290,000	(6)	290,000	(6)	—	—	—	—	—	—	—
Executive Vice President and Chief Financial Officer	1/3/2011	(3)	12/13/2010	—	—		—		—	28,571	28,571	—	—	—	1,135,412
	1/3/2011	(5)	12/13/2010	—	—		—		—	—	—	28,572	—	—	1,135,451

Jeff Dumbrell	—		—	—	157,500	(7)	262,500	(7)	—	—	—	—	—	—	—
Executive Vice President, Europe, Middle East, Africa and Asia	1/3/2011 1/3/2011	(3) (5)	12/13/2010 12/13/2010	— —	— —		— —		— —	21,248 —	21,248 —	— 50,000	— —	— —	844,396 1,987,000

Albert Liu	—		—	—	125,000	(6)	125,000	(6)	—	—	—	—	—	—	—
Executive Vice President, Corporate Development and General Counsel	1/3/2011 1/3/2011	(3) (5)	12/13/2010 12/13/2010	— —	— —		— —		— —	21,248 —	21,248 —	— 21,429	— —	— —	851,549 851,588

Eliezer Yanay	—		—	—	124,723	(7)	207,871	(7)	—	—	—	—	—	—	—
Executive Vice President, Operations	1/3/2011	(3)	12/13/2010	—	—		—		—	21,248	21,248	—	—	—	851,549
	1/3/2011	(5)	12/13/2010	—	—		—		—	—	—	21,429	—	—	851,588

(1)	Amounts shown in these columns represent the range of possible cash payouts for each named executive officer under our non-equity incentive plan. The threshold amount is zero for all fiscal year 2011 Non-Equity Incentive Plan Awards. Amount shown as estimated target payout is based upon achievement of performance targets at 100%. Amount shown as estimated maximum possible payout reflects maximum achievement for those targets which have a fixed maximum percentage payout and 100% achievement for those targets whose payout above 100% depends on the actual percentage outcome of a particular performance metric without a set maximum possible payout.
(2)	Reflects target and maximum amount of annual performance-based cash bonus award that may be earned based upon our achieving a pre-established net income, as adjusted per share performance target for fiscal year 2011 and achievement of performance targets established by the Board. For Mr. Bergeron, Non-Equity Plan Awards for fiscal year 2011 consist of a cash bonus payable at 0% to 200% of target under the 2009 Employment Agreement, and which includes a corporate component based on corporate achievement of a pre-set financial metric and personal performance evaluation by the Board payable at 0% to 200% of target. As disclosed above in the “Summary Compensation Table” we paid a total of $2,000,000 to Mr. Bergeron for fiscal year 2011 Non-Equity Incentive Plan Awards. See further discussion above under “Fiscal Year 2011 Bonus Determinations.”
(3)	For Messrs. Bergeron, Dykes and Liu, the release of shares subject to restricted stock unit grant is conditioned on achievement of a non-GAAP net income per share financial target for fiscal year 2011 as set by our Board. For Messrs. Dumbrell and Yanay, the release of shares subject to restricted stock unit is conditioned on achievement of a contribution margin target and a net revenue target for the business units that each such named executive is responsible for fiscal year 2011. Subsequent to October 31, 2011, each of these stock award grants was earned at the target amount.
(4)	Release of shares subject to restricted stock unit grant conditioned on the successful close and integration of Hypercom Corporation acquisition as determined at the discretion of our Board. Subsequent to October 31, 2011, based on an evaluation by our Board, this stock award grant was earned at the target amount.
(5)	Shares subject to restricted stock unit award vest as to 1/4 of the shares on January 3, 2012 and 1/16 of shares each quarter thereafter.
(6)

Reflects target and maximum amount of performance-based cash bonus awards that may be earned based upon achieving pre-established financial and other performance objectives for fiscal year 2011. For Messrs. Dykes and Liu, fiscal year 2011 Non-Equity Incentive Plan Awards consist of cash bonus amounts based on semi-annual and annual corporate financial metrics and achievements against personal performance objectives. Corporate targets are payable at 0% to 100% or at such higher percentage above 100% if corporate targets are achieved above 100%. Seventy percent of the annual performance bonus target is based on the personal achievement of personal and business unit performance objectives and may be payable at 0% to 100% and 70% of the total semi-annual bonus target is based on the personal achievement of personal and business unit performance objectives and may be payable at 0% to 100%. As disclosed above in the

“Summary Compensation Table” we paid a total of $303,323 to Mr. Dykes and $130,738 to Mr. Liu for fiscal year 2011 Non-Equity Incentive Plan Awards. See further discussion above under “Fiscal Year 2011 Bonus Determinations”.
(7)	Reflects target and maximum amount of performance-based cash bonus awards that may be earned based upon achieving pre-established financial and other performance targets for fiscal year 2011. For Messrs. Dumbrell and Yanay, fiscal year 2011 Non-Equity Incentive Plan Awards consist of cash bonus amounts based on quarterly and annual corporate financial metrics, business unit specific financial metrics and individual performance. Corporate targets are payable at 0% to 100% or at such higher percentage above 100% if corporate targets are achieved above 100%. Bonus targets based on quarterly business unit performance are payable at 0% to 200% and are subject to minimum attainment levels of 80% for contribution margin targets and 100% for gross margin targets. Individual performance bonuses are payable at 0% to 100%. As disclosed above in the “Summary Compensation Table” we paid a total of $189,069 and $145,568 to Messrs. Dumbrell and Yanay for fiscal year 2011 Non-Equity Incentive Plan Awards. See further discussion above under “Fiscal Year 2011 Bonus Determinations”.
(8)	Reflects the grant date fair value of each target equity award computed in accordance with ASC 718. The assumptions used in the valuation of these awards are set forth in the notes to our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended October 31, 2011. These amounts do not correspond to the actual value that will be realized by the named executives.

Outstanding Equity Awards at Fiscal 2011 Year-End

The following table provides information about unexercised options, stock that has not vested and other equity incentive plan awards that have not vested for each of our named executives as of October 31, 2011.

			Option Awards					Stock Awards
Name	Option/ Award Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have not Vested (#)	Market Value of Shares or Units of Stock That Have not Vested ($) (8)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have not Vested ($) (8)
Douglas G. Bergeron	3/22/2006	(1)	225,000			28.86	3/22/2013
Chief Executive Officer	5/1/2009	(2)	84,375	65,625		7.46	5/1/2016
	5/1/2009	(3)	150,000			7.46	5/1/2016
	1/4/2010	(4)						72,321	$3,052,669
	1/3/2011	(5)						171,429	$7,236,018
	1/3/2011	(6)								57,142	$2,411,964
	1/3/2011	(7)								57,143	$2,412,006

Robert Dykes	5/1/2009	(2)	253,125	196,875		7.46	5/1/2016
Executive Vice President and Chief Financial Officer	5/1/2009	(9)	50,000			7.46	5/1/2016
	1/4/2010	(4)						8,035	$339,157
	1/3/2011	(5)						28,572	$1,206,024
	1/3/2011	(6)								28,571	$1,205,982

Jeff Dumbrell	9/2/2008	(10)		50,000		19.99	9/2/2015
Executive Vice President, Europe, Middle East, Africa and Asia	5/1/2009	(2)		21,875		7.46	5/1/2016
	1/4/2010	(4)						21,696	$915,788
	1/3/2011	(5)						50,000	$2,110,500
	1/3/2011	(6)								21,248	$896,878

Albert Liu	11/3/2008	(11)	18,750	46,875		11.41	11/3/2015
Executive Vice President, Corporate Development and General Counsel	7/1/2009	(12)	3,125	10,938		7.68	7/1/2016
	1/4/2010	(4)						8,035	$339,157
	1/3/2011	(5)						21,429	$904,518
	1/3/2011	(6)								21,428	$904,476

Eliezer Yanay	9/2/2008	(10)		43,750		19.99	9/2/2015
Executive Vice President, Operations	5/1/2009	(2)		21,875		7.46	5/1/2016
	1/4/2010	(4)						29,731	$1,254,946
	1/3/2011	(5)						21,429	$904,518
	1/3/2011	(6)								21,428	$904,476

(1)	Shares subject to this option vest and become exercisable as to 1/4 of the shares on March 22, 2007 and as to 1/16 of shares each quarter thereafter.
(2)	Shares subject to this option vest and become exercisable as to 1/4 of the shares on May 1, 2010 and as to 1/16 of shares each quarter thereafter.
(3)	Option grant conditioned on achievement of a net income, as adjusted, per share financial target for fiscal year 2009 as set by our Board, with a target and maximum option award of 150,000 stock options. The option grant was earned at the target amount and shares subject to this option vested and became exercisable on October 31, 2010. The option grant is subject to forfeiture if at any time during the thirty-six months following the date the option is earned we restate our financial statements such that the performance condition would no longer be met. If Mr. Bergeron leaves VeriFone for good reason or if his employment is terminated without cause, then the vesting of the option, if already earned, shall accelerate in full.
(4)	Shares subject to this RSU award vest as to 1/4 of the shares on January 4, 2011 and as to 1/16 of shares each quarter thereafter.
(5)	Shares subject to this RSU award vest as to 1/4 of the shares on January 3, 2012 and as to 1/16 of shares each quarter thereafter.
(6)

For Messrs. Bergeron, Dykes and Liu, the shares subject to this RSU award vest in full on January 3, 2012 if we achieve a non-GAAP net income per share financial target for fiscal year 2011 as set by our Board. Based on the actual non-GAAP net income per share achieved for fiscal year 2011, the RSU awards for Messrs. Bergeron, Dykes and Liu vested in full on January 3, 2012. For Messrs. Dumbrell and Yanay, the release of shares subject to restricted stock unit is conditioned on achievement of a contribution margin target and a net revenue target for the business units that each such named executive is responsible for fiscal year 2011. Based on the actual achievement of these business unit performance criteria for each of Messrs. Dumbrell and Yanay, the RSU awards to Messrs. Dumbrell and Yanay vested in full on January 3, 2012.
(7)	Shares subject to this RSU award vest in full on January 3, 2012 if the Company successfully integrates the acquisition of Hypercom Corporation. Subsequent to October 31, 2011, the Board of Directors determined, following review, that Mr. Bergeron met the performance targets for this equity award and the RSU vested in full on January 3, 2012.
(8)	Market value of units of stock that have not vested is computed by multiplying (i) $42.21, the closing market price of our stock on October 31, 2011, by (ii) the number of units of stock.
(9)	Option grant conditioned on achievement of a minimum non-GAAP net income per share, with a target and maximum option award of 50,000 stock options. Option grant was earned at the target amount and shares subject to this option vested and became exercisable on October 31, 2010.
(10)	Shares subject to this option vest and become exercisable as to 1/4 of the shares on September 2, 2009 and as to 1/16 of shares each quarter thereafter.
(11)	Shares subject to this option vest and become exercisable as to 1/4 of the shares on November 3, 2009 and as to 1/16 of shares each quarter thereafter.
(12)	Shares subject to this option vest and become exercisable as to 1/4 of the shares on July 1, 2010 and as to 1/16 of shares each quarter thereafter.

Fiscal Year 2011 Option Exercises and Stock Vested

The following table presents information concerning the aggregate number of shares for which options were exercised during fiscal year 2011 for each of the named executives. In addition, the table presents information on shares that were acquired upon vesting of stock awards during fiscal year 2011 for any of the named executives on an aggregated basis.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting	Value Realized on Vesting ($) (2)
Douglas G. Bergeron	—	$—	184,821	$7,411,392	(3)
Chief Executive Officer
Robert Dykes	—	$—	20,536	$823,489	(3)
Executive Vice President and Chief Financial Officer
Jeff Dumbrell	190,750	$4,435,992	55,446	$2,223,398
Executive Vice President, EMEA and Asia
Albert Liu	60,312	$2,377,578	20,536	$823,489	(3)
Executive Vice President, Corporate Development and General Counsel
Eliezer Yanay	184,373	$5,704,289	75,983	$3,046,942
Executive Vice President, Operations

(1)	The value realized on the exercise is calculated as the difference between the fair market value of the shares on the date of exercise and the applicable exercise price for those options.
(2)	The value realized on the shares acquired is the fair market value of the shares on the date of vesting, which is the closing price on such date of our stock as traded on the NYSE.
(3)	Each of Messrs. Bergeron, Dykes and Liu elected to defer the release of all of the shares acquired on vesting of the stock awards. The terms of the deferral are set forth in the respective grant agreement and provide that the shares will be released upon the earliest to occur of (i) December 4, 2016; (ii) the date of termination of employment with the Company; or (iii) the occurrence of a change in control of the Company as defined in the grant agreement.

Potential Payments Upon Termination or Change of Control

Our change of control arrangements with Mr. Bergeron and Mr. Dykes are included in their agreements with us as described above under the caption “Employment Agreement with our Chief Executive Officer” and the caption “Severance Agreement with our Chief Financial Officer”. In determining the terms and scope of the change of control arrangements with Messrs. Bergeron and Dykes, our Compensation Committee considered (i) the employment agreement that Mr. Bergeron entered into in connection with the acquisition and recapitalization of our company led by him and a private equity firm in 2002 and the amended and restated employment agreement that Mr. Bergeron signed with us in 2007, (ii) the change-in-control severance agreement that our former Chief Financial Officer had entered into in connection with his initial employment in July 2004, and (iii) similar arrangements in place at our “peer” companies as described above under “Determination of Compensation — Role of Compensation Consultants” and “— Competitive Data.” In addition, our equity awards made in fiscal year 2010 and 2011 to our named executives provide for acceleration of vesting in the event of an involuntary or constructive termination three months prior to or eighteen months following a change of control.

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

The tables below outline the potential payments and benefits payable to each named executive in the event of involuntary termination, or change of control, as if such event had occurred as of October 31, 2011.

Involuntary or Constructive Involuntary Termination

Name	Salary Continuation		Cash-Based Incentive Award		Continuation of Benefits	Intrinsic Value of Unvested RSUs (3)	Intrinsic Value of Unvested Options (4)
Douglas Bergeron	$800,000	(1)	$2,000,000	(2)	$43,326	$—	$—	(5)
Robert Dykes	$215,000		$—		$9,129	$—	$—
Jeff Dumbrell	$—		$—		$—	$—	$—
Albert Liu	$—		$—		$—	$—	$—
Eliezer Yanay	$288,364	(6)	$—		$—	$—	$—

Involuntary or Constructive Involuntary Termination Following a Change of Control

Name	Salary Continuation		Cash-Based Incentive Award		Continuation of Benefits	Intrinsic Value of Unvested RSUs (3)	Intrinsic Value of Unvested Options (4)
Douglas Bergeron	$800,000	(1)	$2,000,000	(2)	$43,326	$15,112,657	$—	(5)
Robert Dykes	$215,000		$—		$9,129	$2,751,163	$—
Jeff Dumbrell	$—		$—		$—	$3,923,166	$—
Albert Liu	$—		$—		$—	$2,148,151	$—
Eliezer Yanay	$288,364	(6)	$—		$—	$3,063,939	$—

(1)	The salary continuation amount assumes one year of severance. We have the option to extend the noncompetition period under Mr. Bergeron’s 2009 Employment Agreement for an additional year by paying Mr. Bergeron an additional year’s severance (consisting of salary and bonus).
(2)	Based on Mr. Bergeron’s total cash bonus payment of $2,000,000 in 2011 and assumes a one year severance period. Under the terms of Mr. Bergeron’s 2009 Employment Agreement, Mr. Bergeron is entitled to payment equal to the amount of bonus payment paid to him in the immediately previous full fiscal year. We have the option to extend the noncompetition period under Mr. Bergeron’s 2009 Employment Agreement for an additional year by paying Mr. Bergeron an additional year’s severance (consisting of salary and bonus).

(3)	The vesting of our restricted stock unit awards to each of our named executives will accelerate in full in the event such named executive is the subject of an involuntary or constructive termination three months prior to or eighteen months following a change of control. The intrinsic value is calculated by taking the product of (a) $42.21, which is the closing market price of our common stock on October 31, 2011, the last trading day of fiscal year 2011 and (b) the number of RSUs subject to acceleration. See “Grants of Plan-Based Award” and “Outstanding Equity Awards at Fiscal 2011 Year-End” for information on the awards and the unvested portion of such awards.
(4)	Based on the closing market price of our common stock on October 31, 2011, of $42.21, and the respective exercise prices of unvested options subject to acceleration. No intrinsic value is attributed to unvested options subject to acceleration which have exercise prices above the closing market price of our common stock on October 31, 2011.
(5)	On May 1, 2009, Mr. Bergeron was awarded an option grant conditioned on achievement of a minimum net income, as adjusted, per share, with a target and maximum award of 150,000 stock options. If Mr. Bergeron leaves VeriFone for good reason or if his employment is terminated without cause, then the vesting of the option, if already earned, shall accelerate in full. Subsequent to October 31, 2009, this option grant was earned at the target amount. The intrinsic value of such options has not been included in the above table as the underlying options became fully vested as of October 31, 2010. The option grant is subject to forfeiture if at any time during the thirty-six months following the date the option is earned we restate our financial statements such that the performance condition would no longer be met.
(6)	Based on Israeli labor laws, an Israeli employee, such as Mr. Yanay, is entitled to severance pay upon termination of employment by the employer for any reason, including retirement. Amount represents the maximum statutory severance pay, which would be paid in the event of involuntary termination of Mr. Yanay’s employment, calculated based on the most recent monthly base salary of such employee multiplied by the number of years of employment of such employee. As of October 31, 2011, Mr. Yanay has been employed with VeriFone (including his term of employment with Lipman prior to our acquisition of Lipman) for approximately 10 years. Calculated by taking Mr. Yanay’s monthly base salary as of October 31, 2011, multiplied by 10 years and converted from Israeli New Shekels to U.S. Dollars at the October 31, 2011 exchange rate of 3.608 Shekels per one U.S. Dollar. Each pay period, we submit sums into a severance fund at the statutory rate of 8.33% of base salary. These amounts are reflected in compensation expense each period. In the event of separation of employment that is other than an involuntary termination, Mr. Yanay would be entitled to the lesser amount that have been funded into this severance fund rather than the maximum statutory amount based on the base salary rate at the time of termination.

DIRECTOR COMPENSATION

In 2010, the Board and the Corporate Governance and Nominating Committee conducted a review of director compensation, which included an evaluation of peer group pay practices and recommendations by a third party compensation consultant engaged by the Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee sought to align director compensation with best practices of peer group companies, including implementation of director stock ownership guidelines. Following such review, and upon recommendation of the Corporate Governance and Nominating Committee, the Board implemented a revised director compensation plan for directors who are not our employees with effect from March 17, 2010. For 2011, the Board retained the same fee levels as adopted by the Board on March 17, 2010. The Corporate Governance and Nominating Committee regularly reviews director compensation against peer group data and pay practices.

Each non-employee director was entitled to receive an annual cash retainer and a meeting attendance fee for service on the Board and Board committees during fiscal year 2011 as follows:

Annual director retainer	$45,000
Chairman of the Board retainer (1)	$45,000
Annual committee chair retainers:
Audit Committee	$20,000
Compensation Committee	$10,000
Corporate Governance and Nominating Committee	$10,000
Board and committee meeting in-person attendance fee	$1,500
Board and committee meeting telephonic attendance fee	$1,500

(1)	The Chairman of the Board retainer is incremental to the annual director retainer.

All annual fees are paid in quarterly installments. In addition, under the revised director compensation plan effective March 17, 2010, each incumbent director is entitled to receive an annual equity award consisting of options to purchase shares of our common stock with a target value of $65,000 and restricted stock units with a target value of $65,000. Upon a director’s initial appointment to the Board, such director will receive an award of restricted stock units with a target value of $200,000. The grant date of director equity awards will be the first trading day in the month following our annual meeting and the exercise price of the stock option grants will be the closing price of our common stock on the grant date. The number of options will be determined based on the Black-Scholes fair value as of the date of grant and the number of restricted stock units will be determined based on the 60 day average share price as of the date of grant, in each case rounded to the nearest 500 options or units. The annual equity awards vest in full on the first anniversary of the grant date. A new director’s initial restricted stock unit award vests in annual twenty-five percent increments over a four year period beginning on the first anniversary of the award date. Stock options will have a term of seven years.

The following table sets forth a summary of the compensation earned by our non-employee directors for services in fiscal year 2011:

Name	Cash Fees	Stock Awards (1), (2)	Option Awards (1), (3)	All Other Compensation	Total
Robert W. Alspaugh	$70,500	$93,319	$66,150	$—	$229,969
Dr. Leslie G. Denend	$79,000	$93,319	$66,150	$—	$238,469
Alex W. (Pete) Hart	$68,500	$93,319	$66,150	$—	$227,969
Robert B. Henske	$90,500	$93,319	$66,150	$—	$249,969
Richard A. McGinn	$58,500	$93,319	$66,150	$—	$217,969
Eitan Raff	$58,500	$93,319	$66,150	$—	$217,969
Charles R. Rinehart	$108,000	$93,319	$66,150	$—	$267,469
Jeffrey Stiefler	$66,000	$93,319	$66,150	$—	$225,469

(1)

During fiscal year 2011, each non-employee member of the Board was granted 1,500 restricted stock units and 4,000 stock options. Amounts shown in this column reflect the aggregate fair value of each award as of the grant date of such award computed in accordance with FASB ASC Topic 718 and do not reflect whether the recipient has actually realized a financial benefit from the awards. The fair value of option awards was estimated using the Black-Scholes option pricing model in accordance with FASB ASC Topic 718. Pursuant to SEC rules, amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For information on the valuation assumptions used for the calculation of these amounts, refer to “Stockholders’ Equity” of the notes to consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended October 31, 2011.
(2)	As of October 31, 2011, the aggregate number of restricted stock units held by each of our non-employee directors is as follows: Mr. Alspaugh, 5,000; Dr. Denend, 5,000; Mr. Hart, 1,500; Mr. Henske 5,000; Mr. McGinn, 5,000; Mr. Raff, 1,500; Mr. Rinehart, 5,000; and Mr. Stiefler, 5,000.
(3)	As of October 31, 2011, the aggregate outstanding number of options held by each of our non-employee directors is as follows: Mr. Alspaugh, 36,375 shares; Dr. Denend, 51,500 shares; Mr. Hart, 62,876 shares; Mr. Henske 51,000 shares; Mr. McGinn, 35,500 shares; Mr. Raff, 44,313 shares; Mr. Rinehart, 72,500 shares; and Mr. Stiefler, 61,500 shares.

Director Stock Ownership Guidelines

In March 2010, the Board adopted stock ownership guidelines for our directors. These guidelines require each non-employee director to own a minimum number of shares of our common stock equal to approximately three times the annual director retainer of $45,000. Under these guidelines, only vested restricted stock units and owned stock count toward the ownership level, and directors have a five year period over which to achieve the target ownership level. The Board also adopted stock ownership guidelines for our named executives as described under “Compensation Discussion and Analysis” — “Compensation Program.”

Compensation Committee Interlocks and Insider Participation

During fiscal year 2011, the Compensation Committee consisted of Leslie G. Denend (Chairman), Robert B. Henske, and Jeffrey Stiefler. None of the members is or was an officer or employee of VeriFone during the last fiscal year or was formerly an officer of VeriFone, and none of our executive officers serves as a member of a board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board or Compensation Committee.

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

During fiscal year 2011, the Compensation Committee performed all of its duties and responsibilities under the Compensation Committee’s charter. Additionally, as part of its responsibilities, the Compensation Committee reviewed the section of this Amendment No. 1 to VeriFone’s Annual Report on Form 10-K/A entitled “Compensation Discussion and Analysis” (“CD&A”) as prepared by management of VeriFone, and discussed the CD&A with management of VeriFone. Based on its review and discussions, the Compensation Committee recommended to the Board of Directors that the CD&A be included in this Amendment No. 1 to VeriFone’s Annual Report on Form 10-K/A.

COMPENSATION COMMITTEE

Leslie G. Denend, Chairman

Robert B. Henske

Jeffrey Stiefler

The report of the Compensation Committee and the information contained therein shall not be deemed to be “solicited material” or “filed” or incorporated by reference in any filing we make under the Securities Act or under the Exchange Act, irrespective of any general statement incorporating by reference this Amendment No. 1 to VeriFone’s Annual Report on Form 10-K/A or our Annual Report on Form 10-K for the fiscal year ended October 31, 2011 into any such filing, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate this information by reference into a document we file under the Securities Act or the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership Information

The following table presents information concerning the beneficial ownership of the shares of our common stock as of February 14, 2012, by:

•	each person we know to be the beneficial owner of 5% or more of our outstanding shares of common stock;

•	each of our named executives;

•	each of our current directors; and

•	all of our current executive officers and directors as a group.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. Percentage of beneficial ownership is based on 106,637,941 shares of common stock outstanding as of February 14, 2012. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of February 14, 2012 and shares of restricted stock units which are scheduled to be released within 60 days of February 14, 2012 are considered outstanding and beneficially owned by the person holding the options or restricted stock units for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless indicated below, the address of each individual listed below is c/o VeriFone Systems, Inc., 2099 Gateway Place, Suite 600, San Jose, California 95110.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number	Percent of Class
BlackRock, Inc. (1)	8,949,702	8.4%
Douglas G. Bergeron (2)	2,162,452	2.0%
Robert Dykes (3)	359,375	*
Jeffrey Dumbrell (4)	83,042	*
Eliezer Yanay (5)	15,582	*
Albert Liu (6)	43,750	*
Robert W. Alspaugh (7)	22,437	*
Dr. Leslie G. Denend (8)	41,312	*
Alex W. (Pete) Hart (9)	64,188	*
Robert B. Henske (10)	40,812	*
Richard A. McGinn (11)	21,750	*
Eitan Raff (12)	30,688	*
Charles Rinehart (13)	83,312	*
Jeffrey E. Stiefler (14)	47,562	*
All current directors and executive officers as a group (14 persons)**	3,049,235	2.9%

* Less	than 1%.
**	Total includes shares beneficially owned by our executive officer, Elmore Waller.
(1)	The address of BlackRock, Inc. (“BlackRock”) is 40 East 52nd Street, New York, NY 10022. BlackRock has the sole power to vote and dispose of 8,949,702 shares of common stock. This information is based solely upon a Schedule 13G filed by BlackRock on February 9, 2012.
(2)	Beneficial ownership information includes 1,684,327 shares held by various family trusts the beneficiaries of which are Mr. Bergeron and members of Mr. Bergeron’s family and 35,276 shares held by DGB

Investments, Inc. In addition, 478,125 shares listed as beneficially owned by Mr. Bergeron represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after February 14, 2012.
(3)	All shares listed as beneficially owned by Mr. Dykes represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after February 14, 2012.
(4)	Beneficial ownership information includes 61,882 shares held by Mr. Dumbrell directly. In addition, shares listed as beneficially owned by Mr. Dumbrell consist of 15,625 shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after February 14, 2012 and 5,535 shares issuable upon vesting of restricted stock units that will vest within 60 days of February 14, 2012.
(5)	Shares listed as beneficially owned by Mr. Yanay consist of 10,940 shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after February 14, 2012 and 4,642 shares issuable upon vesting of restricted stock units that will vest within 60 days of February 14, 2012.
(6)	All shares listed as beneficially owned by Mr. Liu represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after February 14, 2012.
(7)	All shares listed as beneficially owned by Mr. Alspaugh represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after February 14, 2012.
(8)	All shares listed as beneficially owned by Dr. Denend represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after February 14, 2012.
(9)	Beneficial ownership information includes 11,500 shares held by Mr. Hart directly. In addition, 52,688 shares listed as beneficially owned by Mr. Hart represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after February 14, 2012.
(10)	All shares listed as beneficially owned by Mr. Henske represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after February 14, 2012.
(11)	All shares listed as beneficially owned by Mr. McGinn represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after February 14, 2012.
(12)	All shares listed as beneficially owned by Mr. Raff represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after February 14, 2012.
(13)	Beneficial ownership information includes 1,000 shares held by Mr. Rinehart directly and 20,000 shares held by the Rinehart Family Trust dated January 18, 1994 the beneficiaries of which are members of Mr. Rinehart’s family. In addition, 62,312 shares listed as beneficially owned by Mr. Rinehart represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after February 14, 2012.
(14)	All shares listed as beneficially owned by Mr. Stiefler represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after February 14, 2012.

Equity Compensation Plan Information

The following table provides information as of October 31, 2011 regarding securities issued under our equity compensation plans that were in effect during fiscal year 2011.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders (1)	9,411,946	18.38	(2)	5,628,300	(3)
Equity compensation plans not approved by security holders	—	—		—

Total	9,411,946	18.38		5,628,300

(1)

This reflects equity awards issued under our New Founders’ Stock Option Plan, Outside Directors’ Stock Option Plan, 2005 Employee Equity Incentive Plan, and 2006 Equity Incentive Plan. This information also includes securities issuable pursuant to the Lipman Electronic Engineering Ltd. 2003 Stock Option Plan, Lipman Electronic Engineering Ltd. 2004 Stock Option Plan, Lipman Electronic Engineering Ltd. 2004 Share Option Plan, and Lipman Electronic Engineering Ltd. 2006 Share Incentive Plan as a result of our acquisition of Lipman Electronic Engineering Ltd. on November 1, 2006. This information also includes securities issuable pursuant to the Hypercom 2000 Broad-Based Stock Incentive Plan, Hypercom Non-Employee Director Plan, and Hypercom 1997 Long-Term Incentive Plan as a result of our acquisition of Hypercom Corporation on August 4, 2011. VeriFone does not plan to issue securities in the future under any of the foregoing plans other than the 2006 Equity Incentive Plan.

(2)	The weighted-average exercise price does not include the effect of 1,210,261 restricted stock units outstanding as of October 31, 2011.

(3)	Represents shares remaining available for future issuance under our 2006 Equity Incentive Plan.

2006 Equity Incentive Plan

Our 2006 Equity Incentive Plan is the only plan under which we currently make grants of equity awards. Our 2006 Equity Incentive Plan permits grants of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and share units, dividend equivalent rights and other stock awards. Grants may be made to our directors, officers, and employees and other individuals performing services for us. The plan authorizes the issuance of an aggregate of 13,200,000 shares of our common stock. Any shares granted as stock options or stock appreciation rights shall be counted as one share issued under the plan for each share so granted. Any awards granted as stock options or stock appreciation rights shall be counted as one share for every award granted and any RSUs granted beginning June 29, 2011 shall be counted as 2.00 shares for every RSU granted for the purposes of the number of shares issuable under the 2006 Plan. Any RSUs granted prior to June 29, 2011 shall be counted as 1.75 shares for every RSU granted for the purpose of the number of shares issuable under the 2006 Plan. As of October 31, 2011, there were a total of 8.2 million options outstanding at a weighted-average exercise price of $18.38 per share, of which 3,468,070 were exercisable at a weighted-average exercise price of $15.62 per share. As of October 31, 2011, there were 1.2 million restricted stock units outstanding and .2 million shares issued under restricted stock awards, all of which were unvested and subject to repurchase as of October 31, 2011. For further information on our equity compensation plan, see “Note 12. Stockholders’ Equity” of Notes to Consolidated Financial Statement included in our Annual Report on Form 10-K filed with the SEC on December 23, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We may occasionally enter into transactions with entities in which an executive officer, director, 5% or more beneficial owner of our common stock, or an immediate family member of these persons have a direct or indirect material interest. Our policy is that the Audit Committee reviews and approves each individual related party transaction exceeding $120,000 after a determination that these transactions were on terms that were reasonable and fair to us. For the fiscal year ended October 31, 2011 and through the date of this Annual Report on Form 10-K we had no such transactions. The Audit Committee also reviews and monitors on-going relationships with related parties to ensure they continue to be on terms that are reasonable and fair to us.

Indemnification and Employment Agreements

As permitted by the Delaware General Corporation Law, we have adopted provisions in our amended and restated certificate of incorporation that authorize and require us to indemnify our executive officers and directors to the full extent permitted under Delaware law, subject to limited exceptions. We have also entered, and intend to continue to enter, into separate indemnification agreements with our directors and executive officers which may be broader than the specific indemnification provisions contained in Delaware law. Also, as described above in “Item 11 — “Executive Compensation — Employment-Related Agreements with Named

Executives”, we have existing employment-related agreements with our Chief Executive Officer and Chief Financial Officer.

Equity Grants

We have granted stock options and restricted stock units to purchase shares of our common stock to our executive officers and directors. See “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation” under “Item 10 — Directors, Executive Officers of the Registrant and Corporate Governance.”

Director Independence

For a member of our Board to be considered independent under NYSE rules, the Board must determine that the director does not have a material relationship (as described below) with VeriFone and/or its consolidated subsidiaries (either directly or as a partner, stockholder, or officer of an organization that has a relationship with any of those entities). The Board has determined that Mr. Alspaugh, Dr. Denend, Mr. Hart, Mr. Henske, Mr. McGinn, Mr. Raff, Mr. Rinehart and Mr. Stiefler are independent under NYSE rules.

Our Board has undertaken a review of our directors’ independence in accordance with standards that the Board and the Corporate Governance and Nominating Committee have established to assist the Board in making independence determinations. Any relationship listed under the heading “Material Relationships” below will, if present, be deemed material for the purposes of determining director independence. If a director has any relationship that is considered material, the director will not be considered independent. Any relationship listed under the heading “Immaterial Relationships” below will, if present, be considered categorically immaterial for the purpose of determining director independence. Multiple “Immaterial Relationships” will not collectively create a material relationship that would cause the director to not be considered independent. In addition, the fact that a particular relationship is not addressed under the heading “Immaterial Relationships” will not automatically cause a director to not be independent. If a particular relationship is not addressed under the standards established by the Board, the Board will review all of the facts and circumstances of the relationship to determine whether or not the relationship, in the Board’s judgment, is material.

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

Other Compensation. A director or an immediate family member of a director received more than $120,000 per year in direct compensation from VeriFone, other than director and committee fees, in the past five years.

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

Fees Paid to Independent Registered Public Accounting Firm

The following table shows information about fees paid by VeriFone and its subsidiaries to Ernst & Young LLP during the fiscal years ended October 31, 2011 and 2010 (in thousands):

	2011	2010
Audit fees	$5,078	$3,223
Audit-related fees	—	—
Tax fees	270	713
All other fees	2	2

Total fees	$5,350	$3,938

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

For fiscal years 2011 and 2010 all fees paid to Ernst & Young LLP for services were pre-approved by the Audit Committee.

Audit Committee Pre-Approval Policies and Procedures

As required by Section 10A(i)(1) of the Exchange Act, our Audit Committee has adopted a pre-approval policy requiring that the Audit Committee pre-approve all audit and permissible non-audit services to be performed by Ernst & Young LLP. Any proposed service that has received pre-approval but which will exceed pre-approved cost limits will require additional pre-approval by the Audit Committee. In addition, pursuant to Section 10A(i)(3) of the Exchange Act, the Audit Committee has established procedures by which the Audit Committee may from time to time delegate pre-approval authority to the Chairman of the Audit Committee. If the Chairman exercises this authority, he must report any pre-approval decisions to the full Audit Committee at its next meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) No financial statements are filed with this Annual Report on Form 10-K/A. These items were included as part of the original filing of our Annual Report on December 23, 2011.

(a)(3) Exhibits.

The documents set forth below are filed herewith or incorporated by reference to the location indicated.

Exhibit Number	Description

2.1(20)	Agreement and Plan of Merger, dated as of November 17, 2010, among Hypercom Corporation, VeriFone Systems, Inc. and Honey Acquisition Company.

2.2(20)	Support Agreement, dated as of November 17, 2010, among FP Hypercom Holdco, LLC, Francisco Partners II, L.P., VeriFone Systems, Inc. and Honey Acquisition Company.

3.1(21)	Amended and Restated Certificate of Incorporation of VeriFone as amended.

3.2(5)	Form of Amended and Restated Bylaws of VeriFone.

3.3(14)	Amendment No. 1 to the Bylaws of VeriFone Holdings, Inc.

4.1(3)	Specimen Common Stock Certificate; reference is made to Exhibit 3.1.

Exhibit Number	Description

4.2(2)	Stockholders Agreement, dated as of July 1, 2002, by and among VeriFone Holdings, Inc., GTCR Fund VII, L.P., GTCR Co-Invest, L.P., GTCR Capital Partners, L.P., TCW/Crescent Mezzanine Partners III, L.P., TCW/Crescent Mezzanine Trust III, TCW/Crescent Mezzanine Partners III Netherlands, L.P. and TCW Leveraged Income Trust IV, L.P., VF Holding Corp. and the executives who are parties thereto.

4.2.1(4)	Form of Amendment to Stockholders Agreement.

4.3(1)	Registration Rights Agreement, dated as of July 1, 2002, by and among VeriFone Holdings, Inc., GTCR Fund VII, L.P., GTCR Co-Invest, L.P., GTCR Capital Partners, L.P., TCW/Crescent Mezzanine Partners III, L.P., TCW/Crescent Mezzanine Trust III, TCW/Crescent Mezzanine Partners III Netherlands, L.P., and TCW Leveraged Income Trust IV, L.P., VF Holding Corp., Jesse Adams, William Atkinson, Douglas G. Bergeron, Nigel Bidmead, Denis Calvert, Donald Campion, Robert Cook, Gary Grant, Robert Lopez, James Sheehan, David Turnbull and Elmore Waller.

4.4(1)	Amendment to Registration Rights Agreement, dated as of November 30, 2004, by and among VeriFone Holdings, Inc., GTCR Fund VII, L.P., Douglas Bergeron, DGB Investments, Inc., The Douglas G. Bergeron Family Annuity Trust, The Sandra E. Bergeron Family Annuity Trust and The Bergeron Family Trust.

4.5(11)	Indenture related to the 1.375% Senior Convertible Notes due 2012, dated as of June 22, 2007, between VeriFone Holdings, Inc. and U.S. Bank National Association, as trustee.

4.6(11)	Registration Rights Agreement, dated as of June 22, 2007, between VeriFone Holdings, Inc. and Lehman Brothers Inc. and J.P. Morgan Securities Inc.

10.1(2)	Purchase Agreement, dated as of July 1, 2002, by and among VeriFone Holdings, Inc., GTCR Fund VII, L.P., GTCR Co-Invest, L.P., TCW/Crescent Mezzanine Partners III, L.P., TCW/Crescent Mezzanine Trust III, TCW/Crescent Mezzanine Partners III Netherlands, L.P. and TCW Leveraged Income Trust IV, L.P.

10.1.1(4)	Form of Amendment No. 1 to Purchase Agreement.

10.2(1)+	Senior Management Agreement, dated as of July 1, 2002, among VeriFone Holdings, Inc., VeriFone, Inc. and Douglas G. Bergeron.

10.2.1(2)+	Amendment to Senior Management Agreement, dated as of June 29, 2004, by and among VeriFone Holdings, Inc., VeriFone, Inc. and Douglas G. Bergeron.

10.3(1)+	Amendment to Senior Management Agreement, dated as of December 27, 2004, by and among VeriFone Holdings, Inc., VeriFone, Inc. and Douglas Bergeron.

10.4(1)+	2002 Securities Purchase Plan.

10.5(1)+	New Founders’ Stock Option Plan.

10.6(3)+	Outside Directors’ Stock Option Plan.

10.7(1)	Patent License Agreement, effective as of November 1, 2004, by and between NCR Corporation and VeriFone, Inc.

10.8(6)+	2005 Employee Equity Incentive Plan.

10.9(5)+	Form of Indemnification Agreement.

10.10(18)+	Amended and Restated VeriFone Systems, Inc. (formerly, VeriFone Holdings, Inc.) 2006 Equity Incentive Plan.

Exhibit Number	Description

10.11(7)+	Amended and Restated VeriFone Bonus Plan.

10.12(8)	Credit Agreement, dated October 31, 2006, among VeriFone Intermediate Holdings, Inc., VeriFone, Inc., various financial institutions and other persons from time to time parties thereto, as lenders, JPMorgan Chase Bank, N.A., as the administrative agent for the lenders, Lehman Commercial Paper Inc., as the syndication agent for the lenders, Bank Leumi USA and Wells Fargo Bank, N.A., as the co-documentation agents for the lenders, and J.P. Morgan Securities Inc. and Lehman Brothers Inc., as joint lead arrangers and joint book running managers.

10.13(9)+	Lipman Electronic Engineering Ltd. 2003 Stock Option Plan.

10.14(9)+	Lipman Electronic Engineering Ltd. 2004 Stock Option Plan.

10.15(9)+	Lipman Electronic Engineering Ltd. 2004 Share Option Plan.

10.16(9)+	Amendment to Lipman Electronic Engineering Ltd. 2004 Share Option Plan.

10.17(9)+	Lipman Electronic Engineering Ltd. 2006 Share Incentive Plan.

10.18(10)+	Amended and Restated Employment Agreement, dated January 4, 2007, among VeriFone Holdings, Inc., VeriFone, Inc., and Douglas G. Bergeron.

10.19(11)	Confirmation of Convertible Note Hedge Transaction, dated June 18, 2007, by and between VeriFone Holdings, Inc. and Lehman Brothers OTC Derivatives Inc.

10.20(11)	Confirmation of Convertible Note Hedge Transaction, dated June 18, 2007, by and between VeriFone Holdings, Inc. and JPMorgan Chase Bank, National Association, London Branch.

10.21(11)	Confirmation of Warrant Transaction, dated June 18, 2007, by and between VeriFone Holdings, Inc. and Lehman Brothers OTC Derivatives Inc.

10.22(11)	Confirmation of Warrant Transaction, dated June 18, 2007, by and between VeriFone Holdings, Inc. and JPMorgan Chase Bank, National Association, London Branch.

10.23(11)	Amendment to Confirmation of Warrant Transaction, dated June 21, 2007, by and between VeriFone Holdings, Inc. and Lehman Brothers OTC Derivatives Inc.

10.24(11)	Amendment to Confirmation of Warrant Transaction, dated June 21, 2007, by and between VeriFone Holdings, Inc. and JPMorgan Chase Bank, National Association, London Branch.

10.25(12)+	Confidential Separation Agreement, dated August 2, 2007, between VeriFone Holdings, Inc. and William G. Atkinson

10.26(13)+	First Amendment and Waiver to Credit Agreement, dated as of January 25, 2008.

10.27(15)	Second Amendment to Credit Agreement, dated as of April 28, 2008.

10.28(16)	Third Amendment to Credit Agreement, dated as of July 31, 2008.

10.29(17)+	Offer Letter between VeriFone Holdings, Inc. and Robert Dykes.

10.30(17)+	Severance Agreement, dated September 2, 2008, between VeriFone Holdings, Inc. and Robert Dykes.

10.31(17)+	Amended and Restated Employment Agreement, Dated as of April 8, 2009, among VeriFone Holdings, Inc., VeriFone, Inc. and Douglas G. Bergeron.

21.1(22)	List of subsidiaries of VeriFone.

23.1(22)	Consent of Independent Registered Public Accounting Firm.

Exhibit Number	Description

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
+	Indicates a management contract or compensatory plan or arrangement.
(1)	Filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed February 23, 2005.
(2)	Filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed March 28, 2005.
(3)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed April 18, 2005.
(4)	Filed as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed April 21, 2005.
(5)	Filed as an exhibit to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed April 29, 2005.
(6)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-124545), filed May 2, 2005.
(7)	Filed as an annex to the Registrant’s Definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, filed May 19, 2011.
(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed November 1, 2006.
(9)	Incorporated by reference in the Registrant’s Registration Statement on Form S-8 (File No. 333-138533), filed November 9, 2006.
(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed January 4, 2007.
(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed June 22, 2007.
(12)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed August 3, 2007.
(13)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed January 29, 2008.
(14)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed April 3, 2008.
(15)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed April 29, 2008.
(16)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed July 31, 2008.
(17)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed September 3, 2008.
(18)	Filed as an annex to the Registrant’s Definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, filed May 19, 2011.
(19)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed April 9, 2009.
(20)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed November 19, 2010.
(21)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K, filed December 21, 2010.
(22)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K, filed December 23, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIFONE SYSTEMS, INC.

BY:	/S/ DOUGLAS G. BERGERON
Douglas G. Bergeron,
Chief Executive Officer

February 27, 2012