Form 10-Q
period 2012-01-31
VERIFONE SYSTEMS, INC.
filed 2012-03-12
CIK 1312073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2012
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
At February 29, 2012, the number of shares outstanding of the registrant’s common stock, $0.01 par value was 106,700,887.

VERIFONE SYSTEMS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	January 31,
	2012	2011
	(Unaudited) (In thousands, except per share data)
Net revenues:
System Solutions	$312,641	$225,707
Services	106,883	58,058
Total net revenues	419,524	283,765
Cost of net revenues:
System Solutions	198,752	140,140
Services	64,134	32,134
Total cost of net revenues	262,886	172,274
Gross profit	156,638	111,491
Operating expenses:
Research and development	35,079	21,642
Sales and marketing	39,986	28,306
General and administrative	46,038	24,016
Amortization of purchased intangible assets	13,615	2,316
Total operating expenses	134,718	76,280
Operating income	21,920	35,211
Interest expense	(14,634)	(7,570)
Interest income	1,007	283
Other income (expense), net	(21,198)	1,651
Income (loss) before income taxes	(12,905)	29,575
Benefit from income taxes	(9,782)	(2,456)
Net income (loss)	(3,123)	32,031
(Income) loss attributable to noncontrolling interest in subsidiaries	350	(76)
Net income (loss) attributable to VeriFone Systems, Inc. stockholders	$(2,773)	$31,955
Net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Basic	$(0.03)	$0.37
Diluted	$(0.03)	$0.35
Weighted average shares used in computing net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Basic	105,833	87,090
Diluted	105,833	91,321
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2012	October 31, 2011*
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$379,979	$594,562
Accounts receivable, net of reserves of $5,613 and $5,658	302,559	294,440
Inventories	171,414	144,316
Restricted cash and cash equivalents	279,965	4
Deferred income tax assets	40,607	39,040
Prepaid expenses and other current assets	106,510	88,086
Total current assets	1,281,034	1,160,448
Property, plant and equipment, net	77,884	65,504
Purchased intangible assets, net	828,952	263,767
Goodwill	1,203,287	561,414
Deferred tax assets	221,404	205,496
Debt issuance costs, net	40,998	2,749
Other assets	94,639	54,183
Total assets	$3,748,198	$2,313,561
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$152,279	$144,278
Income taxes payable	9,066	9,116
Accrued compensation	49,697	51,515
Accrued warranty	17,055	20,358
Deferred revenue, net	97,715	68,824
Deferred tax liabilities	9,297	4,960
Accrued expenses	80,690	74,775
Other current liabilities	88,188	57,399
Senior convertible notes	271,080	266,981
Short-term debt	53,191	5,074
Total current liabilities	828,258	703,280
Deferred revenue, net	33,178	31,467
Long-term debt	1,313,175	211,756
Deferred tax liabilities	243,801	92,594
Other long-term liabilities	75,435	78,971
Total liabilities	2,493,847	1,118,068
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	900	855
Stockholders’ equity:
VeriFone Systems, Inc. stockholders’ equity:
Preferred Stock: 10,000 shares authorized as of January 31, 2012 and October 31, 2011; no shares issued and outstanding as of January 31, 2012 and October 31, 2011	—	—
Common stock: $0.01 par value, 200,000 shares authorized as of January 31, 2012 and October 31, 2011; 106,488 and 105,826 shares issued and 106,359 and 105,697 outstanding as of January 31, 2012 and October 31, 2011	1,065	1,058
Additional paid-in capital	1,486,477	1,468,862
Accumulated deficit	(272,179)	(269,056)
Accumulated other comprehensive loss	329	(6,671)
Total VeriFone Systems, Inc. stockholders’ equity	1,215,692	1,194,193
Noncontrolling interests in subsidiaries	37,759	445
Total stockholders' equity	1,253,451	1,194,638
Total liabilities and equity	$3,748,198	$2,313,561

* Derived from audited consolidated financial statements.
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	January 31,
	2012	2011
	(Unaudited) (In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(3,123)	$32,031
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, net	31,859	9,485
Stock-based compensation expense	10,704	7,439
Non-cash interest expense	6,227	3,818
Gain on bargain purchase of a business	—	(1,476)
Deferred income taxes	(8,490)	(319)
Other non-cash items	(1,455)	(178)
Net cash provided by operating activities before changes in working capital	35,722	50,800
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	17,154	(13,299)
Inventories	(1,994)	5,474
Prepaid expenses and other current assets	(10,694)	(15,323)
Accounts payable	(10,913)	5,263
Income taxes payable	(2,418)	2,744
Accrued compensation	(15,258)	(4,469)
Accrued warranty	(3,996)	1,999
Deferred revenue, net	28,589	(664)
Accrued expenses and other current liabilities	(4,024)	(2,116)
Net cash provided by operating activities	32,168	30,409
INVESTING ACTIVTIES:
Purchases of property, plant and equipment	(7,289)	(2,315)
Cash payments for acquisitions, net of cash acquired	(1,067,517)	(9,730)
Other	(714)	(261)
Net cash used in investing activities	(1,075,520)	(12,306)
FINANCING ACTIVITES:
Proceeds from debt, net of issuance costs	1,409,177	—
Repayments of debt	(307,760)	(1,358)
Proceeds from issuance of common stock through equity incentive plans	8,812	16,678
Restricted cash and cash equivalents held in escrow for debt repayment	(279,159)	—
Other	(135)	—
Net cash provided by financing activities	830,935	15,320
Effect of exchange rate fluctuations on cash and cash equivalents	(2,166)	607
Change in cash and cash equivalents	(214,583)	34,030
Beginning cash and cash equivalents	594,562	445,137
Ending cash and cash equivalents	$379,979	$479,167
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Principles of Consolidation and Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of VeriFone Systems, Inc. (“we,” “us,” “our,” "VeriFone," and “the Company” refer to VeriFone Systems, Inc. and all of its subsidiaries) as of January 31, 2012 and October 31, 2011, and for the three months ended January 31, 2012 and 2011, have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America for interim financial information and with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, we have omitted certain information and notes normally provided in our annual consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of our financial position and results of operations for the interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011. The results of operations for the three months ended January 31, 2012 are not necessarily indicative of the results expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated. Amounts pertaining to the noncontrolling ownership interests held by third parties in the operating results and financial position of our majority-owned subsidiaries are reported as noncontrolling interests.
The condensed consolidated balance sheet at October 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Certain footnote amounts reported in previous periods have been reclassified to conform to the current period presentation.
Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The estimates and judgments affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities.

On an ongoing basis, we evaluate our estimates including those related to product returns, bad debts, inventories, goodwill and intangible assets, income taxes, warranty obligations, contingencies, share-based compensation and litigation, among others. We base our estimates on historical experience and information available to us at the time that these estimates are made. Actual results could differ materially from these estimates.
Summary of Significant Accounting Policies

There have been no changes to our significant accounting policies during the three months ended January 31, 2012 as compared to the significant accounting policies described in our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011 except that debt issuance costs are now material.
Debt Issuance Costs

Debt issuance costs are stated at cost, net of accumulated amortization in Other assets on the Condensed Consolidated Balance Sheets. Amortization expense is calculated using the effective interest method over the period of the loans and is recorded in Interest expense in the accompanying Condensed Consolidated Statements of Operations. At January 31, 2012, interest amortization periods range from 5 to 7 years based upon the duration of outstanding debt.
Concentrations of Credit Risk

No customer accounted for more than 10% of net revenues in any of our reportable segments during the three months ended January 31, 2012. For the three months ended January 31, 2011, First Data and its affiliates accounted for 15.7% of North America segment revenues. As of January 31, 2012, no customer accounted for more than 10% of accounts receivable. At October 31, 2011, one customer, Cielo S.A. and its affiliates, accounted for 10% of our total accounts receivable in the International segment.
Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, which requires an entity to present the total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. This new guidance is effective for us in our first quarter of fiscal year 2013 and will have financial statement presentation impact only.
There have been no other significant changes in accounting pronouncements from the list of recent accounting pronouncements described in our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011.
Note 2. Business Combinations

Point Acquisition
On December 30, 2011, we completed our acquisition of Electronic Transaction Group Nordic Holding AB, a Swedish company operating the Point International business (collectively, "Point"), Northern Europe's largest provider of payment and gateway services and solutions for retailers for a purchase price of approximately €600.0 million plus payoff of Point outstanding debt ($1,024.5 million at the close date). The source of funds for the cash consideration was a new credit agreement provided by a syndicate of banks ("the 2011 Credit Agreement"). See Note 5. Financings in the Notes to Condensed Consolidated Financial Statements for information on the 2011 Credit Agreement.
As a result of the acquisition, Point became a wholly-owned subsidiary of VeriFone. The acquisition was accounted for using the acquisition method of accounting. One subsidiary of Point, Babs Paylink AB, is owned 51% by Point and 49% by a third party that has a noncontrolling interest. The results of operations for the acquired businesses have been included in our financial results since the acquisition date.
We acquired Point to, among other things, provide a broader set of product and service offerings to customers globally, especially in the Northern European markets. For the three months ended January 31, 2012, we estimate that our total net revenues increased approximately $14.5 million due to the sale of Point products and services. For the three months ended January 31, 2012, the acquisition of Point negatively impacted our operating income by approximately $6.1 million which included management's allocations and estimates of expenses that were not separately identifiable due to our integration activities, non-recurring charges associated with the step-down in deferred revenue, amortization, and acquisition and integration expenses.
The fair value of consideration transferred for Point was comprised of (in thousands):

Cash paid to Point stockholders	$774,268
Cash for repayment of long-term debt	250,264
Total	$1,024,532
Recording of Assets Acquired and Liabilities Assumed
The acquisition method of accounting requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Because of the short time frame since the acquisition closed, at January 31, 2012 we recorded the net tangible and intangible assets acquired and liabilities assumed based upon their preliminary fair values as of December 30, 2011. The fair values were based upon a preliminary valuation, and our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair values of acquired assets and liabilities, certain legal matters, certain pre-acquisition contingencies including acquisition and divestiture related claims, income and non-income based taxes and residual goodwill. We expect to continue to obtain information to assist us in determining the fair values of the net assets acquired at the acquisition date during the measurement period.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. As described above, fair values assigned to certain assets acquired and liabilities assumed are preliminary and thus subject to change (in thousands):

Cash and cash equivalents	$25,314
Accounts receivable (gross contractual value of $25.1 million, of which $0.6 million not expected to be collected)	24,505
Inventories	25,104
Deferred tax assets	13,235
Prepaid expense and other assets	44,288
Property, plant and equipment	11,152
Intangible assets	550,512
Accounts payable and other liabilities	(72,464)
Deferred revenues	(1,387)
Deferred tax liabilities	(153,222)
Noncontrolling interests	(37,132)
Total identifiable net assets	429,905
Goodwill	594,627
Total consideration transferred	$1,024,532
Goodwill is calculated as the excess of the consideration transferred over the identifiable net assets and represents future benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the acquisition of Point includes the expected synergies and other benefits that we believe will result from combining the operations of Point with the operations of VeriFone and the value of the going-concern element of Point's business (which represents the higher rate of return on the assembled collection of net assets versus if VeriFone acquired all of the net assets separately). We generally do not expect the goodwill recognized to be deductible for income tax purposes. The assignment of goodwill to reporting units has not been completed as of this filing date.
The fair value of the noncontrolling interest in a Point subsidiary of $37.1 million was estimated by employing an income approach. The fair value estimate was based on (i) an assumed discount rate of 16% and (ii) an assumed terminal value based on a range of terminal stabilized cash flow multiples between 8 to 9 times.

Valuations of Intangible Assets Acquired
The following table sets forth the components of intangible assets acquired in connection with the Point acquisition (in thousands, except for estimated useful life):

	Fair Value	Estimated Useful Life (Years)
Customer relationships	$484,399	9.5
Developed software technology	52,528	4.4
Trade names	13,585	4.0
Total	$550,512
Customer relationships represent the fair value of the underlying relationship and agreement with Point customers.
Developed software technology represents the fair values of Point's proprietary technologies, processes, patents and trade secrets related to the design of Point's products that have reached technological feasibility and are a part of Point's product lines.
Some of the more significant estimates and assumptions inherent in the estimates of the fair values of identifiable intangible assets include all assumptions associated with forecasting product profitability from the perspective of a market participant. Specifically:

•
Revenue - we use historical, forecast and industry or other sources of market data, including the number of units to be sold, selling prices, market penetration, market share and year-over-year growth rates over the product life cycles.

•
Cost of sales, research and development expenses, sales and marketing expenses and general administrative expenses - we use historical, forecast, industry and other sources of market data, including any expected synergies that can be realized by a likely buyer.

•	Estimated life of the asset - we assess the asset's life cycle by considering the impact of technology changes and applicable payment security compliance/regulatory requirements.

•
Discount rates - we use a discount rate that is based on the weighted average cost of capital with adjustments to reflect the risks associated with the specific intangible assets, such as country risks and commercial risks.

•	Customer attrition rates - we use historical and forecast data to determine the customer attrition rates and the expected customer life.

The discount rates used in the intangible asset valuations ranged from 14% to 20%. The customer attrition rates used in our valuation of customer relationship intangible assets ranged from 0% to 7% depending on the geographic region. The estimated life of developed software technology intangible assets ranged from 2 years to 10 years. All of these judgments and estimates can materially impact the fair values of intangible assets.

Preliminary Pre-Acquisition Contingencies Assumed

We have evaluated and will continue to evaluate pre-acquisition contingencies relating to Point that existed as of the acquisition date. We have preliminarily determined that certain of these pre-acquisition contingencies are probable in nature and estimable as of the acquisition date and, accordingly, have preliminarily recorded our best estimates for these contingencies. If we make changes to the amounts recorded or identify additional pre-acquisition contingencies during the remainder of the measurement period, such amounts recorded will be included in the purchase price allocation during the measurement period and, subsequently, in our results of operations.

Other Fiscal Year 2012 Acquisitions
During the three months ended January 31, 2012, in addition to Point, we completed the acquisitions of other businesses for an aggregate purchase price of $75.0 million. The acquisition of each company was accounted for using the acquisition method of accounting. No VeriFone equity interests were issued, and in each transaction 100% of the voting equity interests of the applicable business was acquired except for Show Media, which was structured as an acquisition of assets and assumption of certain liabilities. The results of operations for the acquired businesses have been included in our financial results since their respective acquisition dates.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. As discussed above, fair values assigned to certain assets acquired and liabilities assumed are preliminary and thus subject to change (in thousands):

	ChargeSmart	Show Media	Global Bay	Total
Acquisition date	January 3, 2012	November 1, 2011	November 1, 2011
Assets acquired (liabilities assumed), net	$(4,225)	$1,593	$(5,028)	$(7,660)
Intangible assets (1)	9,770	6,660	14,490	30,920
Goodwill (2)	13,829	19,871	18,050	51,750
Total purchase price	$19,374	$28,124	$27,512	$75,010
Explanatory notes:
(1) Intangible assets included developed technology, customer relationships, non-compete agreement, trademarks and in process research and development of $19.7 million, $6.6 million, $3.0 million, $0.9 million and $0.8 million, respectively, which are amortized over their estimated useful lives of 1 to 10 years.
(2) Goodwill is generally not expected to be tax deductible for ChargeSmart and Global Bay, but is expected to be deductible for tax purposes for Show Media. The amount of Goodwill resulted primarily from our expectation of increased value resulting from the integration of the acquired companies' product offerings with our product offerings.

Fiscal Year 2011 Acquisitions

Hypercom Corporation

On August 4, 2011, we completed our acquisition of Hypercom, a provider of electronic payment solutions and value-added services at the point of transaction, by means of a merger of one of our wholly-owned subsidiaries with and into Hypercom such that Hypercom became a wholly-owned subsidiary of VeriFone following the merger.  We acquired Hypercom to, among other things, provide a broader set of product and service offerings to customers globally. We have included the financial results of Hypercom in our Consolidated Financial Statements from the date of acquisition. For the three months ended January 31, 2012, we estimate that our total net revenues increased approximately $73.5 million due to the sale of Hypercom products and services. Other revenue and earnings contributions from Hypercom were not separately identifiable due to our integration activities. The total fair value of consideration transferred was $644.6 million which consisted of $557.1 million VeriFone stock issues, $16.2 million for the fair value of stock options assumed and $71.2 million for the cash used to repay Hypercom's long term debt. We recorded the preliminary fair value of assets acquired and liabilities assumed of approximately $363.5 million of goodwill, $210.7 million of intangible assets and $70.3 million net tangible assets. There were no material changes to the fair values assigned for the three months ended January 31, 2012.
The primary areas of the preliminary fair values that are not yet finalized related to the fair values of certain tangible assets and liabilities assumed, certain legal matters, income and non-income taxes and residual goodwill. We expect to continue to obtain information to assist us in finalizing these preliminary valuations during the measurement period.
Pro Forma Financial Information

The supplemental pro forma financial information below was prepared using the acquisition method of accounting and is based on the historical financial information of VeriFone, Point, Hypercom and other acquired companies, reflecting results of operations for the three month period ended January 31, 2012 and 2011 on a comparative basis as though the aforementioned companies were combined as of the beginning of fiscal year 2011. The historical financial information has been adjusted to give effect to the pro forma events that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. These adjustments for the three months ended January 31, 2012 and 2011, include:.

•	Net additional amortization expense related to the fair value of acquired identifiable intangible assets totaling $7.2 million and $26.9 million, respectively.

•
Additional interest expense of $4.1 million and $1.9 million, respectively, that would be incurred on additional borrowings made to fund the acquisitions, offset by elimination of acquired business interest expense on borrowings that were settled as part of the acquisitions,

•
Elimination of other charges that would not have a continuing impact on combined results, such as deal costs, one time professional fees, foreign currency losses related to deal consideration and amortization of FMV adjustments, totaling $40.6 million and $2.3 million, respectively.

The supplemental pro forma financial information for the three months ended January 31, 2012 combined the historical results of VeriFone for the three months ended January 31, 2012, the historical results of Point and ChargeSmart for the two months ended December 31, 2011, and the effects of the pro forma adjustments listed above.

The supplemental pro forma financial information for the three months ended January 31, 2011 combined the historical results of VeriFone for three months ended January 31, 2011, the historical results of all fiscal year 2011 and fiscal year 2012 acquired businesses for the three months ended January 31, 2011 based upon their respective previous reporting periods, the dates that these companies were acquired by us, and the effects of the pro forma adjustments listed above.

The following table presents supplemental pro forma financial information as if all fiscal 2012 and 2011 acquisitions occurred on November 1, 2010 (in thousands except per share data):

	For the Three Months Ended January 31,
(Unaudited)	2012	2011
Total revenues	$463,215	$461,061
Net income	$17,123	$6,590
Net income per share attributable to VeriFone Systems, Inc. stockholders - diluted	$0.16	$0.06
Acquisition-related Costs

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

The following table presents a summary of acquisition related and other expenses for the three months ended January 31, 2012 as follows (in thousands):

	Transaction Costs		Integration Costs	Total
Cost of net revenues	$—	34	$2,368	$2,368
Research and development	—	17	1,859	1,859
Sales and marketing	118		777	895
General and administrative	6,934	17,711	5,568	12,502
	$7,052		$10,572	$17,624

The following table presents a summary of acquisition related and other expenses for the three months ended January 31, 2011 as follows (in thousands):

	Transaction Costs		Integration Costs	Total
Cost of net revenues	$—	34	$21	$21
Research and development	1	17	3	4
Sales and marketing	82		15	97
General and administrative	2,661	17,711	98	2,759
	$2,744		$137	$2,881
Note 3. Goodwill and Purchased Intangible Assets
Goodwill
Activity related to goodwill consisted of the following (in thousands):

	Three Months Ended	Year Ended
	January 31, 2012	October 31, 2011
Balance at October 31, 2011	$561,414	$169,322
Additions related to acquisitions	646,377	392,723
Adjustments related to prior acquisitions	(3,129)	622
Currency translation adjustments	(1,375)	(1,253)
Balance at January 31, 2012	$1,203,287	$561,414
Based on our review for potential indicators of impairment performed during the three months ended January 31, 2012 and the fiscal year ended October 31, 2011, there were no indicators of impairment.

As of both January 31, 2012 and October 31, 2011, we had accumulated goodwill impairment losses of $372.4 million and $65.5 million in our International and North America segments, respectively.
Purchased Intangible Assets
Purchased intangible assets consisted of the following (in thousands, except weighted-average useful life):

	January 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life
Customer relationships	$687,578	$(32,666)	$654,912	8.4
Developed and core technology	$254,321	$(119,127)	$135,194	4.2
In-process research and development	19,304	—	19,304	Indefinite
Trade name	17,489	(1,288)	16,201	4.0
Internal use software	3,031	(2,615)	416	3.6
Non-Compete	3,000	(75)	2,925	10.0
	$984,723	$(155,771)	$828,952

	October 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life
Developed and core technology	$187,193	$(114,112)	$73,081	4.0
In-process research and development	19,021	—	19,021	Indefinite
Trade name	2,692	(897)	1,795	3.3
Internal use software	3,031	(2,418)	613	3.6
Customer relationships	185,872	(16,615)	169,257	5.5
	$397,809	$(134,042)	$263,767
Amortization of purchased intangible assets for the three months ended January 31, 2012 and 2011 was allocated as follows (in thousands):

	Three Months Ended
	January 31,
	2012	2011
Included in cost of net revenues	$8,489	$4,859
Included in general and administrative expenses	13,615	2,316
	$22,104	$7,175
Total future amortization expense for purchased intangible assets that have finite lives, based on our existing intangible assets and their current estimated useful lives as of January 31, 2012, is estimated as follows (in thousands):

Fiscal Years Ending October 31:	Cost of Net Revenues	Operating Expenses	Total
Remainder of fiscal 2012	$31,082	$70,356	$101,438
2013	38,869	91,240	130,109
2014	38,013	90,652	128,665
2015	17,409	89,395	106,804
2016	10,031	84,515	94,546
Thereafter	1,632	246,468	248,100
	$137,036	$672,626	$809,662

Note 4. Balance Sheet and Statement of Income Details
Restricted Cash

The 2011 Credit Agreement required that we fund an escrow account to repay, at maturity, the principal and interest of our 1.375% Senior Convertible Notes due June 2012. As a result, $279.2 million was deposited in the escrow account and reported as short-term Restricted cash and cash equivalents in our Condensed Consolidated Balance Sheets.
We had $7.6 million and $4.8 million of long-term restricted cash as of January 31, 2012 and October 31, 2011, respectively, consisting mainly of pledged deposits for bank guarantees to customers and borrowings, which was included in Other assets in the Condensed Consolidated Balance Sheets.
Inventories
Inventories consisted of the following (in thousands):

	January 31, 2012	October 31, 2011
Raw materials	$43,244	$37,216
Work-in-process	456	859
Finished goods	127,714	106,241
Total inventories	$171,414	$144,316
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	January 31, 2012	October 31, 2011
Prepaid taxes	$37,608	$18,490
Other prepaid expenses	37,958	34,111
Assets held for sale	4,148	—
Investments in equity securities and warrants	5,988	6,132
Receivables from sales of Hypercom divested businesses	7,082	13,984
Sales-type lease receivables	4,547	3,340
Other receivables	6,707	9,696
Other current assets	2,472	2,333
Total prepaid expenses and other current assets	$106,510	$88,086
Accrued Warranty
Activity related to accrued warranty consisted of the following (in thousands):

	Three Months Ended	Year Ended
	January 31, 2012	October 31, 2011
Balance at beginning of period	$22,032	$12,747
Warranty charged to cost of net revenues	3,083	17,888
Utilization of warranty accrual	(5,889)	(16,573)
Acquired warranty obligations	348	7,139
Change in estimates	(1,142)	831
Balance at end of period	18,432	22,032
Less current portion	(17,055)	(20,358)
Long-term portion	$1,377	$1,674
Deferred Revenue, net
Deferred revenue, net consisted of the following (in thousands):

	January 31, 2012	October 31, 2011
Deferred revenue	$145,949	$113,154
Deferred cost of revenue	(15,056)	(12,863)
	130,893	100,291
Less current portion	(97,715)	(68,824)
Long-term portion	$33,178	$31,467
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	January 31, 2012	October 31, 2011
Accrued liabilities for contingencies	$44,429	$30,561
Deferred acquisition consideration payable - current portion	27,974	5,681
Restructuring liabilities - current portion	2,192	5,137
Unfavorable lease contracts accrual	3,028	3,793
Customer deposits	4,468	4,501
Other current liabilities	$6,097	$7,726
Total other current liabilities	$88,188	$57,399

Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	January 31, 2012	October 31, 2011
Other tax liabilities	$44,165	$51,918
Retirement and pension obligations	9,927	10,292
Deferred acquisition consideration payable - non-current portion	7,976	5,125
Accrued warranties	1,377	1,674
Other liabilities	11,990	9,962
Total other long-term liabilities	$75,435	$78,971

Noncontrolling Interests in Subsidiaries
Changes in our Noncontrolling interest in subsidiaries are set forth below (in thousands):

	January 31, 2012	October 31, 2011
Noncontrolling interests in subsidiaries at beginning of period	$445	$572
Additions due to acquisitions	37,132	—
Distributions to owners	(135)	(418)
Net income attributable to noncontrolling interests in subsidiaries, net	317	291
Noncontrolling interests in subsidiaries at end of period	$37,759	$445
Other Income (Expense), net
Other income (expense), net consisted of the following (in thousands):

	Three Months Ended
	January 31,
	2012	2011
Foreign currency exchange (losses), net	$(21,005)	$(259)
Gain on bargain purchase of a business, net	—	1,476
Other income (expense), net	(193)	434
Total other income (expense), net	$(21,198)	$1,651

We recorded a $22.5 million foreign currency loss in the three months ended January 31, 2012 related to the difference between the forward rate on contracts purchased to lock in the U.S. dollar equivalent purchase price for our Point acquisition, and the actual rate on the date of derivative settlement. This loss was offset by a $1.5 million gain on the currency we held from the date of the derivative settlement until the funds were transfered to purchase Point.

Note 5. Financings
Our financings as of January 31, 2012 and October 31, 2011 consisted of the following (in thousands):

	January 31, 2012	October 31, 2011
2011 Credit Agreement
Term A loan	$918,500	$—
Term B loan	231,500	—
Revolving loan	210,000	—
2006 Credit Agreement - Term B loan	—	216,250
Senior convertible notes	271,080	266,981
Point overdraft facility	4,620	—
Other	1,746	580
Total borrowings	1,637,446	483,811
Short-term debt	(324,271)	(272,055)
Long-term debt	$1,313,175	$211,756

2011 Credit Agreement

A syndicate of banks has committed to provide VeriFone, Inc., our main operating subsidiary, up to 1.5 billion, of which $1.45 billion was funded at December 28, 2011 (the "Effective Date"), under the 2011 Credit Agreement.  The loans, supplemented by our cash on hand, funded the acquisition of Point, repaid our existing Term B Loan and funded an escrow account to pay the interest and principal of the 1.375% Senior Convertible Notes due June 2012.

The key terms of the 2011 Credit Agreement are as follows:

•
The 2011 Credit Agreement is made up of a Term A loan, a Term B loan and a Revolving loan. The Term A loan is in the amount of $918.5 million, the Term B loan is in the amount of $231.5 million, and the Revolving loan is in the amount of $350.0 million.

•
At VeriFone, Inc.'s option, the Term A loan, Term B loan and the Revolving loan bear interest at a “Base Rate” or “Eurodollar Rate” plus an applicable margin. Base Rate loans bear interest at a per annum rate equal to a margin over the greater of the Federal Funds rate plus 0.50% or the JP Morgan prime rate or the one-, two-, three- or six-month (or, in certain circumstances, nine-, twelve- or less than one month) LIBOR rate plus 1.00%.  For the Base Rate Term A loan and Revolving loan, the margin varies between 1.00% to 2.00% depending upon our consolidated leverage ratio and is initially 1.75%.  For the Base Rate Term B loan, the margin varies between 2.00% to 2.25% depending upon our consolidated leverage ratio and is initially 2.25% with a minimum LIBOR floor rate of 1.00%. Eurodollar Rate loans bear interest at a margin over the one-, two-, three- or six-month LIBOR rate. For the Eurodollar Term A Loan and Revolving loan, the margin varies between 2.00% to 3.00% depending upon our consolidated leverage ratio and is initially 2.75%.  The margin for the Eurodollar Rate Term B loan varies between 3.00% to 3.25% depending upon our consolidated leverage ratio and is initially 3.25% with a minimum LIBOR floor rate of 1.00%.

•
The terms of the 2011 Credit Agreement require VeriFone, Inc. to comply with financial covenants from January 31, 2012. VeriFone, Inc. may not permit its total Leverage Ratio to exceed (i) 4.25 to 1.00, in the case of any fiscal quarter ending prior to November 1, 2012, (ii) 3.75 to 1.00 in the case of any fiscal quarter ending prior to November 1, 2013 and (iii) 3.50 to 1.00, in the case of any fiscal quarter ending thereafter. In addition, VeriFone, Inc. must maintain an interest coverage ratio of at least (i) 3.50 to 1.00, in the case of any fiscal quarter ending prior to November 1, 2012 and (ii) 4.00 to 1.00, in the case of any fiscal quarter ending thereafter. Noncompliance with any of the financial covenants without cure or waiver would constitute an event of default under the 2011 Credit Agreement. The 2011 Credit Agreement also contains customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross defaults to material indebtedness and events constituting a change of control. The occurrence of an event of default could result in the termination of commitments under the 2011 Credit Agreement, the declaration that all outstanding loans are immediately due and payable in whole or in part and the requirement of cash collateral deposits in respect of outstanding letters of credit.

•
The 2011 Credit Agreement contains certain representations and warranties, certain affirmative covenants, certain negative covenants, certain financial covenants and certain conditions that are customarily required for similar financings. These covenants include, among others:

▪	A restriction on incurring additional indebtedness, subject to specified permitted debt;

▪	A restriction on creating certain liens;

▪	A restriction on mergers and consolidations, subject to specified exceptions;

▪	A restriction on certain investments, subject to certain exceptions and a suspension if VeriFone, Inc. achieves certain credit ratings; and

▪	A restriction on entering into certain transactions with affiliates.

•
Pursuant to a Guaranty, dated as of December 28, 2011 (the "Guaranty"), among certain wholly-owned domestic subsidiaries of VeriFone, Inc. identified therein (the "Guarantors"), obligations under the 2011 Credit Agreement are guaranteed by the Guarantors. Pursuant to a Security Agreement and a Pledge Agreement, each dated as of December 28, 2011 (the "Collateral Agreements") among VeriFone, Inc. and the Guarantors on the one hand and JPMorgan, as collateral agent, on the other hand, obligations under the 2011 Credit Agreement, and the guarantees of such obligations are also secured by a first priority lien and security interest, subject to customary exceptions, in certain assets of VeriFone, Inc. and the Guarantors and equity interests owned by VeriFone, Inc. and the Guarantors in certain of their respective domestic and foreign subsidiaries (limited, in the case of foreign subsidiaries, to 65% of the voting stock of such subsidiaries). Certain equity interests owned by existing and subsequently acquired subsidiaries may also be pledged in the future. Other existing and subsequently acquired or newly-formed domestic subsidiaries of VeriFone, Inc. and the Guarantors, may become Guarantors in the future.

•
VeriFone, Inc. will pay an undrawn commitment fee ranging from 0.25% to 0.50% (depending on VeriFone, Inc.'s leverage ratio) on the unused portion of the Revolving loan. For letters of credit issued under the Revolving loan, VeriFone, Inc. will pay upon the aggregate face amount of each letter of credit a fronting fee to be agreed to the issuer of the letter of credit together with a fee on all outstanding letters of credit at a per annum rate equal to the margin then in effect with respect to LIBOR-based loans under the Revolving loan.

•
The outstanding principal balance of the Term A loan is required to be repaid in quarterly installments of the following percentages of the original balance outstanding under the Term A loan: 1.25% for each of the first eight calendar quarters after the Effective Date through the quarter ending December 31, 2013; 2.50% for each of the next eight calendar quarters through the quarter ending December 31, 2015 and 5.00% for each of the calendar quarters ending March 31, 2016, June 30, 2016 and September 30, 2016 with the balance being due at maturity on December 28, 2016. The outstanding principal balance of the Term B loan is required to be repaid in equal quarterly installments of 0.25% with the balance being due at maturity on December 28, 2018. The Revolving loan will terminate on December 28, 2016. Outstanding amounts may also be subject to mandatory prepayment with the proceeds of certain asset sales and debt issuances and, in the case of the Term B loan only, from a portion of annual excess cash flows (as determined under the 2011 Credit Agreement) depending on VeriFone Inc.'s leverage ratio.

On December 28, 2011, in connection with entering into the 2011 Credit Agreement, VeriFone, Inc. repaid in full all outstanding loans, together with interest and all other amounts due in connection with such repayment under the credit agreement entered into on October 31, 2006 totaling an aggregate of $216.8 million, and terminated that agreement. No penalties were due in connection with such repayments.

In addition, the 2011 Credit Agreement required that we fund an escrow account to repay at maturity, or upon earlier conversion at the option of the holders thereof, our 1.375% Senior Convertible Notes. As a result, $279.2 million, which includes interest payable at maturity, was deposited in the escrow account, which was reported as short-term Restricted Cash in our Condensed Consolidated Balance Sheets related to this escrow.

We incurred $41.6 million of issuance costs in connection with the 2011 Credit Agreement. These costs were capitalized in Other assets on the Condensed Consolidated Balance Sheets, and the costs are being amortized to interest expense using the effective interest method over the term of the credit facilities, which is 5 or 7 years.

As of January 31, 2012:

•	The Term A and Revolving loan bore interest at 3.05% which was one month LIBOR plus 2.75% margin;

•	The Term B loan bore interest at 4.25%which was the higher of LIBOR or 1.00% plus 3.25% margin.

As of January 31, 2012 interest margins are 2.75% for the Term A loan and the Revolving loan, and 3.25% for the Term B loan.

We were in compliance with all financial covenants as of January 31, 2012.
1.375% Senior Convertible Notes
On June 22, 2007, we issued and sold $316.2 million aggregate principal amount of 1.375% Senior Convertible Notes due in June 2012 (the "Notes".) The net proceeds from the offering, after deducting transaction costs, were approximately $307.9 million. We incurred approximately $8.3 million of debt issuance costs. The transaction costs, consisting of the initial purchasers' discounts and offering expenses, were primarily recorded in debt issuance costs, net and are being amortized to interest expense using the effective interest method over five years. The Notes are effectively subordinated to any secured indebtedness to the extent of the value of the related collateral and structurally subordinated to indebtedness and other liabilities of our subsidiaries including any secured indebtedness of such subsidiaries.
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
Holders of the Notes may convert their Notes prior to maturity during specific periods upon certain events described in Note 5. Financings of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011. As of January 31, 2012, none of these conditions had been met. If a fundamental change, as defined in the indenture, occurs prior to the maturity date, holders of the Notes may require us to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest (including additional interest, if any) up to, but excluding, the repurchase date.

As of January 31, 2012, our stock price was less than the conversion price of $44.02, hence the if-converted value of the Notes did not exceed the principal amount.
We pay 1.375% interest per annum on the principal amount of the Notes, semi-annually in arrears on June 15 and December 15 of each year, subject to increase in certain circumstances.
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
Through January 31, 2012, we had repurchased and extinguished $38.9 million in aggregate principal amount of our outstanding Notes. As of January 31, 2012, the remaining principal amount of the outstanding Notes was $277.3 million.
The following table presents the carrying value of the Notes (in thousands):

	January 31, 2012	October 31, 2011
Accounting amount of the equity component	$77,903	$77,903
Principal amount of the Notes	$277,250	$277,250
Unamortized debt discount (1)	(6,170)	(10,269)
Net carrying amount	$271,080	$266,981

(1)	As of January 31, 2012, the remaining period over which the unamortized debt discount will be amortized is 5 months.

A summary of interest expense and interest rate on the liability component related to the Notes for the three months ended January 31, 2012 and 2011 is as follows (in thousands, except percentages):

	Three Months Ended
	January 31,
	2012	2011
Interest rate on the liability component	7.6%	7.6%
Interest expense related to contractual interest coupon	$961	$953
Interest expense related to amortization of debt discount	4,099	3,805
Total interest expense recognized	$5,060	$4,758
In connection with the offering of the Notes, we entered into note hedge transactions with affiliates of the initial purchasers (the "counterparties"), consisting of Lehman Brothers OTC Derivatives ("Lehman Derivatives") and JPMorgan Chase Bank, National Association, London Branch. These note hedge transactions serve to reduce the potential dilution upon conversion of the outstanding Notes in the event that the volume weighted average price of our common stock on each trading day of the relevant conversion period or other relevant valuation period for the Notes is greater than $44.02 per share. We terminated the note hedge transaction with Lehman Derivatives during June 2011. The remaining note hedge transactions, which reduce the potential dilution by one half upon conversion of the outstanding Notes in the event certain conditions are met, are set to expire on the earlier of the last day on which any Notes remain outstanding and June 14, 2012.
In addition, we sold warrants to the counterparties whereby they have the option to purchase up to approximately 7.2 million shares of our common stock at a price of $62.356 per share. The warrants expire in equal amounts on each trading day from December 19, 2013 to February 3, 2014.
The cost incurred in connection with the note hedge transactions and the proceeds from the sale of the warrants are included as a net reduction in Additional paid-in capital in the accompanying Condensed Consolidated Balance Sheets as of January 31, 2012 and October 31, 2011.

Point Overdraft Facility

The 51% majority owned subsidiary of Point, Babs Paylink AB, has an unsecured overdraft facility with Swedbank, the 49% shareholder of Babs Paylink AB that terminates in December 2012. The overdraft facility limit is Swedish Kroner ("SEK") 60.0 million (approximately $8.9 million). The interest rate is the bank's published rate plus a margin of 2.55%. At January 31, 2012, the interest rate was 4.67% . There is a 0.25% commitment fee payable annually in advance, and the overdraft facility is renewable annually on December 31. As of January 31, 2012, SEK 31.1 million (approximately $4.6 million) was outstanding and SEK 28.9 million (approximately $4.3 million) was available.
Principal Payments
Principal payments due for financings over the next five years are as follows (in thousands):

Fiscal Years Ending October 31:
2012 (Remainder of the fiscal year)	$313,485
2013	53,333
2014	82,710
2015	94,182
2016	163,071
Thereafter	936,835
$1,643,616

Note 6. Fair Value Measurements

     For assets and liabilities measured at fair value such amounts are based on an expected exit price, representing the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

Level 1 -	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 -
Observable inputs that reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 -
Unobservable inputs reflecting our own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

     Assets Measured and Recorded at Fair Value on a Recurring Basis
     There have been no transfers between fair value measurement levels during the three months ended January 31, 2012. The following table presents our assets and liabilities that were measured at fair value on a recurring basis as of January 31, 2012 and October 31, 2011, classified by the level within the fair value hierarchy (in thousands):

	January 31, 2012
	Carrying Value	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$58,571	$58,571	$—	$—
Marketable equity investment (2)	5,350	5,350	—	—
Israeli severance funds (3)	2,004	—	2,004	—
Equity warrants (4)	633	—	633	—
Foreign exchange forward contracts (5)	1	—	1	—
Assets held for sale (6)	4,148	—	4,148	—
Total assets measured and recorded at fair value	$70,707	$63,921	$6,786	$—
Liabilities
Acquisition related earn-out payables (7)	$25,826	$—	$—	$25,826
Foreign exchange forward contracts (5)	415	—	415	—
Total liabilities measured and recorded at fair value	$26,241	$—	$415	$25,826

	October 31, 2011
	Carrying Value	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$186,530	$186,530	$—	$—
Marketable equity investment (2)	5,450	5,450	—	—
Israeli severance funds (3)	2,097	—	2,097	—
Equity warrants (4)	682	—	682	—
Foreign exchange forward contracts (5)	58	—	58	—
Total assets measured and recorded at fair value	$194,817	$191,980	$2,837	$—
Liabilities
Acquisition related earn-out payables (7)	$6,728	$—	$—	$6,728
Foreign exchange forward contracts (5)	314	—	314	—
Total liabilities measured and recorded at fair value	$7,042	$—	$314	$6,728
Explanatory footnotes:
1.Money market funds are classified as Level 1 because the funds are valued using quoted market prices.
2.The marketable equity investment is classified as Level 1 because it is valued using quoted market prices.
3.The Israeli severance funds are classified as Level 2 because there are no quoted market prices, but the fund managers provide a daily redemption value for each of the investments that make up the funds.
4.The equity warrants are classified as Level 2 because they are valued using the Black-Scholes valuation model considering quoted market prices for the underlying shares, the Treasury risk free interest rate, historic volatility and the remaining contractual term of the warrant.
5.The foreign exchange forward contracts are classified as Level 2 because they are valued using quoted market prices and other observable data for similar instruments in an active market.
6.Assets held for sale are classified as Level 2 because they are measured at fair value, using inputs consisting of recent offers made by third parties to purchase the properties. Assets held for sale were included in Prepaid expenses and other current assets.
7.The acquisition related earn-out payables are classified as Level 3 because we use a probability-weighted expected payout model to determine the expected payout and an appropriate discount rate to calculate the fair value. The key assumptions in applying the approach are the internally forecasted sales and contributions for the acquired businesses, the probability of achieving the sales and contribution targets and an appropriate discount rate.
Fair Value of Acquisition-Related Earn-out Payables

The following table presents a reconciliation for our earn-out payables measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) for the three months ended January 31, 2012 (in thousands):

Three Months Ended
January 31, 2012
Balance at October 31, 2011	$6,728
Increase due to business acquisitions	21,657
Other, including the impact of fluctuations in foreign currency exchange rates	370
Earn-out paid	(2,929)
Balance at January 31, 2012	$25,826
Fair Value of Other Financial Instruments
Other financial instruments consist principally of cash, accounts receivable, accounts payable and long-term debt. The estimated fair value of cash, accounts receivable, and accounts payable approximates their carrying value. The estimated fair value of long-term debt related to the Term A, Term B and revolving loan approximates the carrying value since the rate of interest on the long-term debt adjusts to market rates on a periodic basis. The fair value of the Notes, using level one inputs of the closing trading price as of January 31, 2012 and October 31, 2011 was $295.6 million and $304.6 million, respectively.
Note 7. Investment in Equity Securities
On February 9, 2010, we invested in Trunkbow International Holdings Ltd. (“Trunkbow”), a Jinan, People’s Republic of China-based mobile payments and value-added service applications company. We paid $5.0 million for 2.5 million shares of common stock and warrants to purchase 500,000 shares of common stock. The warrants have a strike price of $2.00 per share and are exercisable anytime up to 5 years from the closing date. The investment was originally accounted for using the cost-method and reflected in Other assets in our Condensed Consolidated Balance Sheets. The allocated costs of the shares and warrants were approximately $4.7 million and $0.3 million, respectively.
On February 3, 2011, Trunkbow's shares began trading on the NASDAQ Global Market. As a result, our investment in Trunkbow shares became marketable, and we reclassified this investment as available-for-sale. Accordingly, our investment in the Trunkbow shares is recorded at fair value which is the quoted market price of the shares. Any unrealized gains on the shares are included in Accumulated other comprehensive income, a component of Stockholders' equity. Realized gains (losses) on the sale of available-for-sale securities, which will be calculated based on the specific identification method, and declines in value below cost judged to be other-than-temporary, if any, will be recorded in Other income (expense), net as incurred.
Trunkbow Shares: The fair value of our Trunkbow shares as of January 31, 2012 and October 31, 2011 was estimated at $5.4 million and $5.5 million, respectively. The net unrealized gain as of January 31, 2012 was $0.6 million. We recorded an unrealized loss in Accumulated other comprehensive income of $0.1 million during the three months ended January 31, 2012.
Trunkbow Warrants: The Trunkbow warrants are derivatives. Accordingly, the warrants are recorded at fair value. We estimated the fair value of the warrants using the Black-Scholes valuation model. The changes in fair value are recorded as Other income (expense), net, in our Condensed Consolidated Statements of Operations. The fair value of our Trunkbow warrants as of January 31, 2012 and October 31, 2011 was estimated at $0.6 million and $0.7 million, respectively. We reflected a 0.1 million mark-to-market loss in Other income (expense), net in our Condensed Consolidated Statements of Operations for the three months ended January 31, 2012.
Note 8. Derivative Financial Instruments

We use derivative financial instruments primarily to manage exposures to foreign currency exchange rate risks. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. However, we do seek to mitigate such risks by limiting our counterparties to major financial institutions. We do not expect losses as a result of defaults by counterparties. We do not use derivative financial instruments for speculative or trading purposes, nor do we hold or issue leveraged derivative financial instruments.

We hold warrants to purchase equity securities of a publicly-traded company. These warrants are derivative financial instruments, and are included in Prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets. Accordingly, gains or losses resulting from changes in the fair value are recorded as Other income (expense), net, in the

Condensed Consolidated Statements of Income.

The fair value of the outstanding derivative instruments as of January 31, 2012 and October 31, 2011 is as follows (in thousands):

		As of January 31,	As of October 31,
	Balance Sheet Location	2012	2011
Derivative Assets
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$1	$58
Equity warrants	Prepaid expenses and other current assets	633	682
Total		$634	$740

Derivative Liabilities
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current liabilities	$415	$314
Total		$415	$314
Foreign Currency Exchange Risk

Foreign exchange forward contracts, both designated and not designated as hedging instruments pursuant to ASC 815 Derivatives and Hedging, are recognized either as assets or liabilities on the Condensed Consolidated Balance Sheets at fair value at the end of each reporting period. We have not entered into any derivative financial instruments which qualify as hedging instruments since November 1, 2009.

Derivatives Not Designated as Hedging Instruments

We primarily utilize foreign exchange forward contracts to offset the risks associated with certain foreign currency balance sheet exposures. Under this program, foreign exchange forward contracts are arranged and maintained so as to yield gains or losses to offset changes in foreign currency denominated assets or liabilities due to movements in foreign exchange rates, thus mitigating the volatility associated with foreign currency transaction gains or losses. Our foreign currency exposures are predominantly intercompany receivables and payables arising from product sales from one of our entities to another. Foreign exchange forward contracts generally settle within 90 days. We do not use these foreign exchange forward contracts for trading purposes.

Gains or losses resulting from changes in the fair value of these foreign exchange forward contracts are recorded as Other income (expense), net, in the Condensed Consolidated Statements of Operations.

As of January 31, 2012, the notional amounts of the forward contracts we held to purchase U.S. dollars in exchange for other major international currencies were $166.6 million. As of October 31, 2011, the notional amount of the forward contracts we held to purchase U.S. dollars in exchange for other major international currencies was $87.3 million.

We recorded a $21.0 million million net loss and a $0.5 million net gain on foreign exchange contracts in the three months ended January 31, 2012 and 2011, respectively, for derivative instruments not designated as hedging instruments. Of the $21.0 million, $22.5 million represents the difference between the forward rate and the actual rate on the date of settlement of foreign exchange forward contracts entered into during the quarter ended January 31, 2012 to lock in the U.S. dollar equivalent purchase price for our Point acquisition. These gains (losses) are included in Other income (expense), net in our Condensed Consolidated Statements of Income.

Note 9. Other Comprehensive Income
The components of Accumulated other comprehensive gain or loss, net of tax were as follows (in thousands):

	Three Months Ended
	January 31,
	2012	2011
Net income (loss) attributable to VeriFone Systems, Inc. stockholders	$(2,773)	$31,955
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	7,100	2,038
Unrealized gain (loss) on marketable equity investment, net of tax	(100)	—
Other comprehensive income (loss) attributable to VeriFone Systems, Inc. stockholders	$4,227	$33,993
Note 10. Income Taxes
We recorded income tax benefits of $9.8 million and $2.5 million for the three months ended January 31, 2012 and 2011, respectively. The effective tax rates for the three months ended January 31, 2012 and 2011 are lower than the U.S. statutory tax rate due to earnings in countries where we are taxed at lower rates compared to the U.S. federal and state statutory rates and reversal of uncertain tax position liabilities as statutes of limitations expired. The income tax benefit for the three months ended January 31, 2012 includes the discrete tax benefit of $8.5 million related to the foreign exchange loss on futures contracts which was incurred during the quarter.

During the three months ended January 31, 2012, the Company entered into a formal settlement with the Israeli tax authorities for the calendar year 2006 audit and, accordingly, has released $2.6 million of excess accrued tax liabilities associated with this audit.
As of January 31, 2012, we remain in a net deferred tax asset position. The realization of our deferred tax assets depends primarily on our ability to generate sufficient U.S. and foreign taxable income in future periods. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters as we reevaluate the underlying basis for our estimates of future domestic and certain foreign taxable income.
We have recorded our uncertain tax position liability as a long-term liability as we do not expect significant payments to occur over the next twelve months. The amount of unrecognized tax positions could be reduced upon closure of tax examinations or if the statute of limitations on certain tax filings expire without assessment from the tax authorities. We believe that it is reasonably possible that there could be a reduction in unrecognized tax benefits due to statute of limitation expirations in multiple tax jurisdictions during the next twelve months of approximately $1.7 million. Interest and penalties accrued on these uncertain tax positions will also be released upon the expiration of statutes of limitations.
Note 11. Stock-based Compensation
We grant stock awards, including stock options, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) pursuant to stockholder approved equity incentive plans. These equity incentive plans are described in further detail in Note 12. Stockholders’ Equity of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011. All stock awards granted during the three months ended January 31, 2012 were granted under the 2006 Equity Incentive Plan, as amended.
Valuation Assumptions
The grant-date fair value of RSUs is equal to the market value of our common stock on the date of grant. The grant-date fair value of stock options is estimated using the Black-Scholes valuation model. We used the following weighted-average assumptions for the three months ended January 31, 2012 and 2011:

	Three Months Ended
	January 31,
	2012	2011
Expected term of the options (in years)	3.6	4.0
Risk-free interest rate	0.7%	1.5%
Expected stock price volatility	67.4%	73.3%
Expected dividend rate	0.0%	0.0%
Stock-based Compensation Expense

The following table presents the stock-based compensation expense recognized during the three months ended January 31, 2012 and 2011 (in thousands):

	Three Months Ended
	January 31,
	2012	2011
Cost of net revenues	$479	$397
Research and development	1,253	875
Sales and marketing	4,262	3,030
General and administrative	4,710	3,137
Total stock-based compensation	$10,704	$7,439
As of January 31, 2012, total unrecognized compensation expense adjusted for estimated forfeitures related to unvested stock options, and RSUs and RSAs was $49.2 million and $20.5 million, respectively, which is expected to be recognized over the remaining weighted-average vesting periods of 2.1 years for stock options and 2.3 years for RSUs and RSAs.
Stock Option Activity
The following table provides a summary of stock option activity under our equity incentive plans for the three months ended January 31, 2012:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at October 31, 2011	8,201	$18.38
Granted	1,126	$36.49
Exercised	(533)	$16.53
Canceled	(94)	$18.88
Expired	(7)	$34.07
Balance at January 31, 2012	8,693	$20.83	4.8	$192,169
Vested or expected to vest at January 31, 2012	8,250	$20.15	4.7	$187,811
Exercisable at January 31, 2012	3,437	$14.98	3.8	$95,402

The total proceeds received as a result of stock option exercises under all plans for each of the three months ended January 31, 2012 and 2011 were $8.8 million and $16.7 million, respectively. We recognized $0.1 million of tax benefits in the three months ended January 31, 2012. We did not recognize any tax benefits in connection with the exercises during the three months ended January 31, 2011.

The weighted average fair value per share of options granted during the three months ended January 31, 2012 and 2011 was $17.65 and $21.88, respectively. The total intrinsic value of options exercised was $13.0 million and $33.3 million during the three months ended January 31, 2012 and 2011, respectively.
Restricted Stock Units and Restricted Stock Awards
The following table summarizes RSU and RSA activity for the three months ended January 31, 2012:

	Shares (in thousands)	Aggregate Intrinsic Value (in thousands)
Outstanding at October 31, 2011	1,398
Granted	156
Vested	(202)
Outstanding at January 31, 2012	1,352	$57,730
Vested and expected to vest at January 31, 2012	1,122	$47,909
Ending exercisable (vested and deferred)	532	$22,716
The weighted average grant date fair value per share of RSUs granted during the three months ended January 31, 2012 and 2011 was $38.54 and $39.74, respectively. The total fair value of RSUs that vested in the three months ended January 31, 2012 and 2011 was $7.4 million and $6.2 million, respectively. All RSAs were granted on April 1, 2010 with a grant date fair value of $20.35.
Note 12. Net Income (Loss) Per Common Share
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
The following details the computation of net income (loss) per common share (in thousands, except per share data):

	Three Months Ended
	January 31,
	2012	2011
Basic and diluted net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Numerator:
Net income (loss) attributable to VeriFone Systems, Inc. stockholders	$(2,773)	$31,955
Denominator:
Weighted average shares attributable to VeriFone Systems, Inc. stockholders - basic	105,833	87,090
Weighted average effect of dilutive securities:
Stock options, RSUs and RSAs	—	4,231
Weighted average shares attributable to VeriFone Systems, Inc. stockholders - diluted	105,833	91,321
Net income (loss) attributable to VeriFone Systems, Inc. stockholders:
Basic	$(0.03)	$0.37
Diluted	$(0.03)	$0.35
For the three months ended January 31, 2012 and 2011, options and stock awards to purchase 10.0 million and 0.9 million shares of common stock, respectively, were excluded from the calculation of earnings per share as they were anti-dilutive. These awards could be included in future calculations if the market value of the common shares increases or we no longer incur net losses.

The Notes are considered to be Instrument C securities, and therefore, only the conversion spread relating to the Notes is included in our diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread of the Notes has a dilutive effect when the average share price of our common stock during any quarter in the fiscal years exceeds $44.02. The average share price of our common stock for the three months ended January 31, 2012 and 2011 did not exceed $44.02; therefore, the effect of the Notes was anti-dilutive for those periods.
Warrants to purchase 7.2 million shares of our common stock were outstanding at January 31, 2012 and October 31, 2011 but were not included in the computation of diluted earnings per share because the warrants’ exercise price of $62.356 was greater than the average share price of our common stock during the three months ended January 31, 2012 and 2011; therefore, the warrants were anti-dilutive for those periods.
Note 13. Commitments and Contingencies
Commitments
Manufacturing Agreements

We work on a purchase order basis with our primary electronic manufacturing services providers, which are located in China, Singapore, Malaysia, Brazil, Germany, Romania, and Israel, and component suppliers located throughout the world to supply nearly all of our finished goods inventories, spare parts, and accessories. We generally provide each such supplier with a purchase order to cover the manufacturing requirements, which constitutes a binding commitment by us to purchase materials and finished goods produced by the manufacturer as specified in the purchase order. Most of these purchase orders are considered to be non-cancelable and are expected to be paid within one year of the issuance date. As of January 31, 2012, the amount of purchase commitments issued to contract manufacturers and component suppliers totaled approximately $141.5 million. Of this amount, $15.7 million has been recorded in Accrued Expenses in the accompanying Condensed Consolidated Balance Sheets because these commitments are not expected to have future value to us.

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
Contingencies
Accrued Warranty

We provide reserves for the estimated costs of product warranty obligations based on a number of factors including the size of the installed base of products subject to warranty protection, historical and projected warranty claim rates, historical and projected costs associated with claims, and knowledge of specific product failures that are outside of our typical experience. We assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary based on our actual experience and any changes in future estimates. As of January 31, 2012 and October 31, 2011, our warranty accrual included product specific warranty accruals of approximately $5.7 million and $7.9 million, respectively, related to specific issues with our products. The amount accrued represents our best estimate of the costs expected to be incurred based on currently available information. We may incur additional warranty expense related to these products in future periods.
Brazilian State Tax Assessments

State Value Added Tax

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 received an unfavorable administrative decision on a tax enforcement action against it filed by the São Paulo State Revenue Department for collection of state sales taxes related to purported sales of software for the 1998 and 1999 tax years. In 2004 an appeal against this unfavorable administrative decision was filed in a judicial proceeding. The first level decision in the judicial proceeding was issued in our favor. The São Paulo State Revenue Department has filed an appeal of this decision and the proceeding is now pending second level decision. Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible that we may receive an unfavorable decision in this proceeding. The tax assessment including estimated interest through January 31, 2012 for this matter totals approximately 6.8 million Brazilian reais (approximately $3.9 million). As of January 31, 2012, we have not accrued for this matter.
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

In the Vitória tax assessment, the fines were reduced from 4.7 million Brazilian reais (approximately $2.7 million) to 1.5 million Brazilian reais (approximately $0.8 million) on a first level administrative decision on January 26, 2007. Both the tax authorities and the Company filed appeals of the first level administrative decision. In this appeal, we argued that the tax authorities did not have enough evidence to determine that the import transactions were indeed fraudulent and that, even if there were some irregularities in such importations, they could not be deemed to be our responsibility since all the transactions were performed by the third-party importer of the goods. On June 30, 2010, the Taxpayers Administrative Council of Tax Appeals decided to reinstate the original claim amount of 4.7 million Brazilian reais (approximately $2.7 million) against us. A formal ruling on the decision of the Administrative Council has not yet been issued. In addition, the federal attorney in this proceeding has filed a motion to clarify, which is also pending a decision. Once a formal ruling is issued by the Administrative Council, we will decide whether or not to appeal to the judicial level. Based on our current understanding of the underlying facts, we believe that it is probable that our Brazilian subsidiary will be required to pay some amount of fines. At January 31, 2012, we have accrued 4.7 million Brazilian reais (approximately $2.7 million) for this matter, plus interest.

On July 12, 2007, we were notified of a first administrative level decision rendered in the São Paulo tax assessment, which maintained the total fine of 20.2 million Brazilian reais (approximately $11.6 million) as imposed. On August 10, 2007, we appealed the first administrative level decision to the Taxpayers Council. A hearing was held on August 12, 2008 before the Taxpayers Council, and on October 14, 2008, the Taxpayers Council granted our appeal and dismissed the São Paulo assessment based upon the assessment being erroneously calculated on the value of the sale of the products in question to end customers in the local market rather than on the declared importation value of such products. We were subsequently notified of the Taxpayers Council's decision and the case was dismissed on May 19, 2009. In August 2009, the Brazilian tax authorities requested additional materials from us. In October 2009, we received a revised assessment in this matter of 1.9 million Brazilian reais (approximately $1.1 million). On May 20, 2010, we were notified of a first level decision canceling the revised tax assessment. This decision is currently pending second level review. At January 31, 2012, we have accrued 1.6 million Brazilian reais (approximately $0.9 million) for this matter.

On January 18, 2008, we were notified of a first administrative level decision rendered in the Itajai assessment, which maintained the total fine of 2.0 million Brazilian reais (approximately $1.1 million) as imposed, excluding interest. On May 27, 2008, we appealed the first level administrative level decision to the Taxpayers Council. This matter is currently pending second level decision. Based on our current understanding of the underlying facts, we believe that it is probable that our Brazilian subsidiary will be required to pay some amount of fines. Accordingly, at January 31, 2012, we have accrued 2.0 million Brazilian reais (approximately $1.1 million) for this matter, plus interest.
Municipality Tax on Services Assessment

In December 2009, one of the Brazilian subsidiaries that was acquired as part of the Lipman acquisition was notified of a tax assessment regarding alleged nonpayment of tax on services rendered for the period from September 2004 to December 2004. This assessment was issued by the municipality of São Paulo (the “municipality”), and asserts a services tax deficiency and related penalties totaling 0.9 million Brazilian reais (approximately $0.5 million) excluding interest.  The municipality claims that the Brazilian subsidiary rendered certain services within the municipality of São Paulo but simulated that those services were rendered in another city. At the end of December 2010 the municipality issued further tax assessments alleging the same claims for 2005 through June 2007. These additional subsequent claims assert services tax deficiencies and related penalties totaling 5.9 million Brazilian reais (approximately $3.4 million) excluding interest. In January 2010, we presented our administrative defense to the initial claim issued by the municipality and in January 2011, we presented our administrative defense to the subsequently issued claims. On August 12, 2011, we were notified of a first administrative level decision maintaining all of the services tax assessments asserted by the municipality. On August 20, 2011, we filed our appeal of the decision and the proceeding is now pending the second administrative level decision. At January 31, 2012, we have accrued for these alleged tax deficiencies plus estimated interest.

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 received an unfavorable administrative decision on a tax enforcement action against it filed by the municipality of Curitiba for collection of alleged services tax deficiency. An appeal against this unfavorable administrative decision was filed in a judicial proceeding and currently the case is pending the municipality of Curitiba's compliance with the writ of summons. The underlying assessment including estimated interest as of January 31, 2012 is approximately 5.6 million Brazilian reais (approximately $3.2 million). Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible that we may receive an unfavorable decision in this proceeding. As of January 31, 2012, we have not accrued for this matter.
Patent Infringement and Commercial Litigation
Cardsoft, Inc. et al v. VeriFone Holdings, Inc., VeriFone, Inc., Hypercom Corporation, et al.

On March 6, 2008, Cardsoft, Inc. and Cardsoft (Assignment for the Benefit of Creditors), LLC (“Cardsoft”) commenced an action in the United States District Court for the Eastern District of Texas, Marshall Division, against us and Hypercom Corporation among others, alleging infringement of U.S. Patents No. 6,934,945 and No. 7,302,683 purportedly owned by Cardsoft. Cardsoft is seeking a judgment of infringement, and an injunction against further infringement, damages, interest and attorneys' fees. The Markman hearing was held August 8, 2011. We have filed motions for summary judgment on the claims, as has Cardsoft. The trial for this action is currently set for June 2012. We intend to vigorously defend the claims filed against us, including the claims made against Hypercom, in this litigation. At this stage of the proceedings it is not possible to quantify the extent of our potential liability, if any, related to this action. If there is an unfavorable outcome on the claims made against Hypercom, we would be liable for any damages attributed to Hypercom sales in the U.S. prior to its divestiture of the U.S. business. An unfavorable outcome, whether on the claims against the VeriFone entities or the Hypercom entity, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Class Action and Derivative Lawsuits

On or after December 4, 2007, several securities class action claims were filed against us and certain of our officers, former officers, and a former director. These lawsuits were consolidated in the U.S. District Court for the Northern District of California as In re VeriFone Holdings, Inc. Securities Litigation, C 07-6140 MHP. The original actions were: Eichenholtz v. VeriFone Holdings, Inc. et al., C 07-6140 MHP; Lien v. VeriFone Holdings, Inc. et al., C 07-6195 JSW; Vaughn et al. v. VeriFone Holdings, Inc. et al., C 07-6197 VRW (Plaintiffs voluntarily dismissed this complaint on March  7, 2008); Feldman et al. v. VeriFone Holdings, Inc. et al., C 07-6218 MMC; Cerini v. VeriFone Holdings, Inc. et al., C 07-6228 SC; Westend Capital Management LLC v. VeriFone Holdings, Inc. et al., C 07-6237 MMC; Hill v. VeriFone Holdings, Inc. et al., C 07-6238 MHP; Offutt v. VeriFone Holdings, Inc. et al., C 07-6241 JSW; Feitel v. VeriFone Holdings, Inc., et al., C 08-0118 CW. On August 22, 2008, the court appointed plaintiff National Elevator Fund lead plaintiff and its attorneys lead counsel. Plaintiff filed its consolidated amended class action complaint on October 31, 2008, which asserts claims under the Securities Exchange Act Sections 10(b), 20(a), and 20A and Securities and Exchange Commission Rule 10b-5 for securities fraud and control person liability against us and certain of our current and former officers and directors, based on allegations that we and the individual defendants made false or misleading public statements regarding our business and operations during the putative class periods and seeks unspecified monetary damages and other relief. We filed our motion to dismiss on December 31, 2008. The court granted our motion on May 26, 2009 and dismissed the consolidated amended class action complaint with leave to amend within 30 days of the ruling. The proceedings were stayed pending a mediation held in October 2009 at which time the parties failed to reach a mutually agreeable settlement. Plaintiffs' first amended complaint was filed on December 3, 2009 followed by a second amended complaint filed on January 19, 2010. We filed a motion to dismiss the second amended complaint and the hearing on our motion was held on May 17, 2010. In July 2010, prior to any court ruling on our motion, plaintiffs filed a motion for leave to file a third amended complaint on the basis that they have newly discovered evidence. Pursuant to a briefing schedule issued by the court we submitted our motion to dismiss the third amended complaint and plaintiffs filed their opposition, following which the court took the matter under submission without further hearing. On March 8, 2011, the court ruled in our favor and dismissed the consolidated securities class action without leave to amend. On April 5, 2011, lead plaintiff filed its notice of appeal of the district court's ruling to the U.S. Court of Appeals for the Ninth Circuit. On June 24 and June 27, 2011, lead plaintiff dismissed its appeal as against defendants Paul Periolat, William Atkinson, and Craig Bondy. Lead plaintiff filed its opening brief on appeal on July 28, 2011. We filed our answering brief on September 28, 2011 and lead plaintiff filed its reply brief on October 31, 2011. This appeal has been scheduled for hearing of oral arguments before a judicial panel of the Ninth Circuit on May 17, 2012. At this time, we have not recorded any liabilities related to this action as we are unable to determine the outcome or estimate the potential liability.

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

On October 31, 2008, the derivative plaintiffs filed their consolidated derivative complaint in California Superior Court for the County of Santa Clara naming us as a nominal defendant and bringing claims for insider selling, breach of fiduciary duty, unjust enrichment, waste of corporate assets and aiding and abetting breach of fiduciary duty against certain of our current and former officers and directors and our largest shareholder as of October 31, 2008, GTCR Golder Rauner LLC. In November 2008, we filed a motion to stay the state court action pending resolution of the parallel federal actions, and the parties have agreed by stipulation to delay briefing on the motion to stay until after the issue of demand futility is resolved in the federal derivative case. On June 2, 2011, the court entered a stipulated order requiring the parties to submit a case status report on August 1, 2011 and periodically thereafter. The parties submitted status reports to the court through February 3, 2011 as requested by the court. The next status report is due April 3, 2012. At this time, we have not recorded any liabilities for this action as we are unable to determine the outcome or estimate the potential liability.

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
Note 14. Segment and Geographic Information
Segment Information

We operate in two business segments: North America and International. North America segment is defined as the United States of America and Canada, and International segment is defined as the other countries from which we derive revenues. Our reporting segments are the same as our operating segments. Total assets and goodwill by segment are based on the location of the assets. Point and the other entities we have acquired have been assimilated into our existing segments based on the countries in which the entities' derive revenues.

Net revenues and operating income (loss) of each business segment reflect net revenues and expenses that directly benefit only that segment. Examples of these segment expenses are: supply chain standard inventory costs of System Solutions net revenues, actual costs of Services net revenues, distribution center costs, royalty and warranty expense.

Corporate net revenues and operating income (loss) reflect amortization of purchased intangible assets, step-up of inventory, step-down in deferred revenue, impairment, stock-based compensation, acquisition and restructuring costs, and other Corporate charges, including inventory obsolescence and scrap, rework, specific warranty provisions, non-standard freight and over-and-under absorption of materials management overhead. Since these costs are generally incurred on a company-wide basis, it is impractical to allocate them to either the North America or International segments.
The following table sets forth net revenues and operating income (loss) for our segments (in thousands):

	Three Months Ended
	January 31,
	2012	2011
Net revenues:
International	$305,235	$155,461
North America	119,967	128,478
Corporate	(5,678)	(174)
Total net revenues	$419,524	$283,765
Operating income (loss):
International	$85,462	$44,010
North America	40,979	46,656
Corporate	(104,521)	(55,455)
Total operating income	$21,920	$35,211
Our goodwill by segment was as follows (in thousands):

	January 31, 2012	October 31, 2011
International	$991,615	$398,855
North America	211,672	162,559
Total	$1,203,287	$561,414
Our total assets by segment were as follows (in thousands):

	January 31, 2012	October 31, 2011
International	$2,595,501	$1,362,402
North America	1,152,697	951,159
Total	$3,748,198	$2,313,561
Geographic Information
The net revenues by geographic area were as follows (in thousands):

	Three Months Ended
	January 31,
	2012	2011
United States and Canada	$119,630	$128,304
Europe, Middle East and Africa	154,907	78,707
Latin America	100,289	50,131
Asia	44,698	26,623
Total net revenues	$419,524	$283,765
Revenues are allocated to the geographic areas based on the shipping destination of customer orders. Corporate revenues are included in the United States geographic area.
Note 15. Restructuring Charges

There were no new restructuring plans approved during the three months ended January 31, 2012.
The following table summarizes restructuring expenses under existing restructuring plans during the three months ended January 31, 2012 and 2011 (in thousands):

	Three Months Ended
	January 31,
	2012	2011
Cost of net revenues	$363	$—
Sales and marketing	(75)	70
General and administrative	350	2
Total restructuring expense	$638	$72
During the fourth quarter of fiscal year 2011, our management approved, committed to, and initiated a plan estimated to cost up to $13.0 million to restructure our operations due to our acquisition of Hypercom in order to improve the cost efficiencies in our merged operations. During the three months ended January 31, 2012, we recorded an additional $0.6 million of employee restructuring expense and paid another $3.5 million under this plan. Since the inception of this plan, we have expensed $8.5 million and paid $7.2 million.
Including $0.5 million of remaining acquired Hypercom restructure plan liabilities, we have a $1.8 million restructure liability at January 31, 2012 for Hypercom related restructure plans.
Other prior years' restructuring plan liabilities as of January 31, 2012 and October 31, 2011 were $1.2 million and $1.3 million, respectively. The change in the liability for those plans was mainly due to payments for facilities related restructuring costs.
Restructuring activity for the three months ended January 31, 2012 was as follows (in thousands):

	Employee Severance and Benefit Arrangements	Facilities Related Costs	Total
Balance at October 31, 2011	$4,864	$1,291	$6,155
Current year charges and adjustments	638	—	638
Other adjustments	(151)	(6)	(157)
Cash payments	(3,542)	(129)	(3,671)
Balance at January 31, 2012	$1,809	$1,156	$2,965
As of January 31, 2012, $2.2 million of restructuring accruals were included in Other current liabilities and $0.8 million of restructuring accruals were included in Other long-term liabilities in the Condensed Consolidated Balance Sheets.

Note 16. Related-Party Transactions
For the three months ended January 31, 2012 and 2011, we recorded $2.3 million and $5.6 million, respectively, of sales to certain companies of which members of our Board of Directors also serve on the board. As of January 31, 2012 and October 31, 2011, we have outstanding accounts receivable balances of $2.0 million and $1.8 million, respectively, related to such companies.
The 51% majority owned subsidiary of Point, Babs Paylink AB, has an unsecured overdraft facility with Swedbank, the 49% shareholder of Babs Paylink AB. As of January 31, 2012, SEK 31.1 million ($4.6 million) was outstanding and SEK 28.9 million ($4.3 million) was available. See Note 5. Financings in the Notes to Condensed Consolidated Financial Statements for information on the Point Overdraft Facility.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. In some cases, forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “intends,” “potential,” “continues,” “plans,” “predicts,” and similar terms. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, and management's beliefs and assumptions, and do not reflect the potential impact of any mergers, acquisitions, or other business combinations or divestitures, that have not been completed. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Our statements regarding future performance also incorporate our estimates, projections and assumptions concerning the performance of recently acquired businesses, including Electronic Transaction Group Nordic Holding AB which operated the Point International business (“Point"), which we acquired on December 30, 2011, as described in Note 2. Business Combinations in the Notes to Condensed Consolidated Financial Statements of this report on Form 10-Q, including assumptions about the prospects for the acquired businesses' products and markets, the ability to retain customer relationships and key employees, successful integration of key technologies or operations, and the potential for unexpected liabilities. In addition, as we integrate these businesses into our operations, our understanding of the financial and operational performance of the acquired businesses may change. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A Risk Factors in our 2011 Annual Report on Form 10-K and in Part II, Item 1A Risk Factors of this Quarterly Report on Form 10-Q. The following discussion should be read in conjunction with our consolidated financial statements and related notes included in our 2011 Annual Report on Form 10-K and the Condensed Consolidated Financial Statements and Notes thereto included in Part I, Item I of this Quarterly Report on Form 10-Q. Unless required by law, we expressly disclaim any obligation to update publicly any forward-looking statements, whether as result of new information, future events, or otherwise.
When we use the terms “VeriFone,” “we,” “us,” "the Company," and “our” in this item, we mean VeriFone Systems, Inc., a Delaware corporation, and its consolidated subsidiaries.
Overview
Our Business
We are a global leader in secure electronic payment solutions and services. We provide expertise, solutions, and services that add value to the point of sale with merchant-operated, consumer-facing, and self-service payment systems for the financial, retail, hospitality, petroleum, government, transportation, and healthcare vertical markets. Our system solutions consist of point of sale ("POS") electronic payment devices that run our proprietary and third-party operating systems, security and encryption software, and certified payment software as well as other third-party value-added applications, and that are able to process a wide range of payment types designed to meet the demanding requirements of our direct and indirect customers. We are an industry leader in multi-application payment system deployments and we believe we have the largest selection of certified value-added applications. An increasing number of our electronic payment devices are directly connected to VeriFone operated processing gateways where we integrate traditional payment and non-payment functionality such as couponing, advertising and mobile near field communications ("NFC") based services for our customers.
Our customers include financial institutions, payment processors, petroleum companies, large retailers, taxi fleets, government organizations, healthcare companies, independent sales organizations (“ISO”) and advertisers. The functionality of our system solutions includes the capture of electronic payment data, certified transaction security, connectivity, compliance with regulatory standards and the flexibility to execute a variety of payment and nonpayment applications on a single system solution.
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

Our Industry Trends

Our industry's growth continues to be driven by the long-term shift toward electronic payment transactions and away from cash and checks, the rapid penetration of electronic payments in emerging markets as those economies modernize, the potential expansion of EMV Smartcard-based payments into the United States, increasing proliferation of IP connectivity and wireless communication, an increasing focus on security to reduce fraud and identity theft, and a growing emphasis on contactless payments and mobile phone initiated payments based on NFC, as well as unattended self-service kiosks and outdoor payment systems. We believe that these trends will continue to drive demand for electronic payment systems.

Internationally, growth rates have generally been higher than in the United States ("US") because of the relatively lower penetration rates of electronic payment transactions in many countries, as well as governmental efforts to modernize economies and to encourage electronic payments as a means of improving collection of value-added tax (“VAT”) and sales tax.

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

Our Operating Segments

We operate in two business segments: North America and International. We define North America as the United States and Canada, and International as all other countries from which we derive revenues. Our reportable segments are the same as our operating segments.
Net revenues and operating income (loss) of each business segment reflect net revenues and expenses that directly benefit only that segment. Corporate net revenues and operating income (loss) generally reflect costs incurred on a company-wide basis and it is impractical to allocate them to either the North America or International segments.
During the past year we have completed acquisitions for the purpose of expanding our product and service offerings, as well as expanding our geographic reach. Our two largest acquisitions, Hypercom in August 2011 and Point in December 2011, will substantially increase our International segment revenues and operating results in the future. Additionally, North America acquisitions during the three months ended January 31, 2012 are expected to increase future North America results through new product and service offerings that we hope to also expand internationally. See more information regarding our acquisitions below.

We are experiencing organic revenue growth in both developed and emerging countries. In developed countries, we experience revenue growth driven mainly by customers upgrading and replacing their systems to address best-practice security in more stable economic conditions. We experience revenue growth in emerging countries primarily due to growing demand as a result of improvements in overall macroeconomic conditions. We expect demand to continue to grow in the remainder of fiscal year 2012, with particular strength in emerging economies. We continue to devote research and development (“R&D”) resources to address the market needs of both emerging and developed economies.

Our Revenue Timing

Timing of our revenue recognition may cause our revenue to vary from quarter to quarter. Specifically, revenues recognized in our fiscal quarters can be back-end weighted when we receive sales orders and deliver a higher proportion of our System Solutions toward the end of such fiscal quarters. This back-end weighting of orders may adversely affect our results of operations in a number of ways and could negatively impact revenues and profits. First, the product mix of orders may not align with manufacturing forecasts, which could result in a shortage of the components needed for production. Second, existing manufacturing capacity may not be sufficient to deliver a high volume of orders in a concentrated time at quarter-end. Third, back-end weighted demand could negatively impact gross margins through higher labor, delivery and other manufacturing and distribution costs. If, on the other hand, we were to seek to manage the fulfillment of back-end weighted orders through holding increased inventory levels, we would risk higher inventory obsolescence charges if our sales fall short of our expectations.

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

Our Business Acquisitions

On November 1, 2011, we completed the acquisition of the business assets and assumed certain liabilities of the Show Media taxi advertising business based in New York City (“Show Media”). The total purchase price for Show Media was $28 million. See Note 2. Business Combinations in the Notes to Condensed Consolidated Financial Statements included in this report on Form 10-Q. The results of operations for Show Media have been included in our condensed consolidated financial statements from the date of acquisition.
On November 1, 2011, we completed the acquisition of the business assets, and assumed certain liabilities, of the Global Bay mobile point of sale software business (“Global Bay”) based in South Plainfield, New Jersey. The total purchase price for Global Bay was $27 million. See Note 2. Business Combinations in the Notes to Condensed Consolidated Financial Statements included in this report on Form 10-Q. The results of operations for Global Bay have been included in our condensed consolidated financial statements from the date of acquisition.
On December 30, 2011 we completed our acquisition of Electronic Transaction Group Nordic Holding AB, a Swedish company operating the Point International business, Northern Europe's largest provider of payment and gateway services and solutions for retailers (collectively, "Point") for cash consideration of approximately EUR 600 million plus pay off outstanding debt (total purchase price of $1,025 million at the close date). See Note 2. Business Acquisitions in the Notes to Condensed Consolidated Financial Statements included in this report on Form 10-Q. The results of operations for Point have been included in our condensed consolidated financial statements from the date of acquisition.
On January 3, 2012, we completed our acquisition of the ChargeSmart payments solutions business (“ChargeSmart”) based in San Francisco, California. The total purchase price for ChargeSmart was $19 million. See Note 2. Business Combinations in the Notes to Condensed Consolidated Financial Statements included in this report on Form 10-Q. The results of operations for ChargeSmart have been included in our condensed consolidated financial statements from the date of acquisition.

Our Credit Agreements

On December 28, 2011, our main operating subsidiary, VeriFone, Inc., closed a $1.5 billion financing commitment (“2011 Credit Agreement”) from a syndicate of banks led by JP Morgan and including Bank of America Merrill Lynch, Wells Fargo Bank, Barclays Capital and RBC Capital Markets, of which a portion along with existing cash balances, was intended to finance the cash consideration to the sellers of Point and to refinance certain existing debt at Point and at the Company and its subsidiaries. On December 28, 2011, in connection with entering into the 2011 Credit Agreement, we repaid in full all outstanding loans, together with interest and all other amounts due in connection with such repayment under our existing credit agreement totaling an aggregate of $217 million and funded an escrow account to pay the interest and principal of the 1.375% Senior Convertible Notes due June 2012. No penalties were due in connection with such repayments. See Note 5. Financings in the Notes to Condensed Consolidated Financial Statements included in this report on Form 10-Q.
Critical Accounting Policies and Estimates
Management's discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.
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

There were no significant changes to our critical accounting policies during the three months ended January 31, 2012. For information about critical accounting policies, see Note 1. Principles of Consolidation and Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011.

Results of Operations
Net Revenues

We generate net revenues through the sale of our electronic payment systems and solutions that enable electronic payment transactions, which we identify as System Solutions, as well as through warranty and support services, field deployment, advertising and transaction fees in our taxi media solutions business, installation and upgrade services, and customer-specific application development, which we identify as Services.

Net revenues, which include System Solutions and Services, are summarized in the following table (in thousands, except percentages):

	Three Months Ended January 31,
	2012	2011	Net Change	% Change
System Solutions	$312,641	$225,707	$86,934	38.5%
Services	106,883	58,058	48,825	84.1%
Total Net Revenues	$419,524	$283,765	$135,759	47.8%

Total net revenues for the three months ended January 31, 2012 compared to the three months ended January 31, 2011 increased by 47.8% due to expanded global reach and product and service offerings.

For the three months ended January 31, 2012 and 2011 System Solutions net revenues comprised 74.5% and 79.5% of total net revenues, respectively. The lower proportion of System Solutions net revenues in first quarter of fiscal year 2012 compared to the same period in fiscal year 2011 reflects growth in our Services revenues as we put more emphasis on the sale of services along with our products in both acquired and existing businesses.

We expect to see a continued shift towards a higher proportion of service revenues in fiscal year 2012 following the acquisition of Point as substantially all of its revenue is service revenue.
System Solutions Revenues

	Three Months Ended January 31,
(in thousands, except percentages)	2012	2011	Net Change	% Change
International	$241,640	$134,822	$106,818	79.2%
North America	73,029	90,885	(17,856)	-19.6%
Corporate	(2,028)	—	(2,028)	nm
Total	$312,641	$225,707	$86,934	38.5%
nm - not meaningful

System Solutions net revenues increased due to the organic growth in our operations and the acquisition and growth of businesses in new geographies. Our organic growth is a result of economic improvements in existing territories and new product launches which increased demand. System Solutions net revenue contributions from acquired companies were $55 million for Hypercom (which we acquired on August 4, 2011), $5 million for Point (which we acquired on December 30, 2011 and was reflected for one month of the quarter) and $9 million for other acquisitions.

International System Solutions Net Revenues

System Solutions net revenues for EMEA increased $7 million, or 10.4%, excluding acquisitions, for the three months ended January 31, 2012 compared to the three months ended January 31, 2011. The increase in net revenues was primarily due to a $9 million increase in the Middle East and Africa driven by economic growth and demand for electronic payment solutions as this region move towards a less cash-dominant economy, a $5 million increase in Russia due to improved economic conditions and timing of customer orders, offset by a $6 million decrease in Poland due to timing of customer orders.

Latin America System Solutions net revenues increased $33 million, or 77.8%, excluding acquisitions, for the three months ended January 31, 2012 compared to the three months ended January 31, 2011, primarily as a result of increased demand throughout the region driven by economic growth and the expansion of the electronic payment card industry.

Asia System Solutions net revenues were relatively unchanged, excluding acquisitions, for the three months ended January 31, 2012 compared to the three months ended January 31, 2011. A $2 million increase in India driven by stronger economic growth, was offset by a $2 million decrease in Australia and New Zealand as a result of completion of a compliance driven upgrade cycle.

North America System Solutions Net Revenues

North America System Solutions net revenues decreased $21 million, or 22.7%, for the three months ended January 31, 2012 compared to the three months ended January 31, 2011. During the three months ended January 31, 2012, net revenues for our Petroleum business decreased by $8 million compared to the same period in fiscal year 2011 when we had experienced a $13 million increase in our Petroleum business driven by the timing of PCI compliance efforts of later adopting customers to address the July 2010 PCI-PED compliance deadlines. We also experienced a $13 million decrease in net revenues from our North American Financial Solutions business, which sells payment systems to small and medium-sized businesses through ISOs and payment processors, due primarily to the timing of our distributors' purchases which generally varies based on distributor decisions on inventory levels, desired product mix and timing of new product introductions.
Outlook for System Solutions Net Revenues

Over the last several quarters, economic conditions in some parts of the world have shown signs of improvement, favorably impacting global demand for our products. We are unable to predict whether these signs of improvements will be sustained. Moreover, many economies that have experienced economic improvements since the global recession in 2008, including the U.S., continue to experience some volatility and challenges in achieving sustained economic growth. In particular, Europe, one of the most significant economies globally and an important trading partner of the U.S., continues to experience significant economic volatility and uncertainty, including restrictive credit conditions due to the current European sovereign debt crisis. Any sustained economic weakness or deterioration in economic conditions, particularly if persistent, would adversely affect our business, operating results, and financial condition. We expect International revenues to benefit from the addition of our global acquisitions, as well as continued overall demand for our products internationally, including growth in emerging markets which continue to adopt electronic payments and create retail establishments for the growing middle class. We expect North American System Solutions growth to be driven by anticipated customer churn and merchant purchases of more advanced systems in anticipation of the adoption of new technologies such as NFC and other smartphone enabled payments at the point of sale, and as the petroleum market continues to adopt new and more secure payment devices for gasoline dispensers to improve security against breaches.
Services Revenues
(in thousands, except percentages):

	Three Months Ended January 31,
	2012	2011	Net Change	% Change
International	$63,595	$20,639	$42,956	208.1%
North America	46,938	37,593	9,345	24.9%
Corporate	(3,650)	(174)	(3,476)	nm
Total	$106,883	$58,058	$48,825	84.1%
nm – not meaningful

International Services Net Revenues

International Services net revenues increased $43 million, or 208.1%, due to our acquisition of service oriented businesses in global territories, as well as organic growth of various service initiatives in our existing regions. Contributions to International Services net revenues from acquired businesses were as follows: Point (which we acquired on December 30, 2011 and was reflected for one month of the quarter) added $13 million, Hypercom (which we acquired on August 4, 2011) added $18 million and other acquisitions added $7 million.

International Services net revenues increased $5 million, or 22.9%, excluding acquisitions, for the three months ended January 31, 2012 compared to the three months ended January 31, 2011 as we continued to develop our services offerings and expand them globally.

North America Services Net Revenues

North America Services net revenues increased $9 million, or 24.9% due to U.S. businesses that we acquired and grew, as well as organic growth of various service initiatives across North America. Net revenue contributions from acquired companies were $3 million for ShowMedia (acquired November 1, 2011) and $1 million for other acquisitions.

For the three months ended January 31, 2012, our North America Services net revenues increased $5 million, or 15.2% excluding acquisitions, as a result of our efforts to increase service offerings. Taxi payments and advertising services net revenues increased by $3 million, software maintenance programs launched in the Petroleum Services business in late 2010 grew revenue by $3 million partially offset by a reduction in custom software projects.
Outlook for Services Net Revenues

Worldwide, we have a variety of programs underway which we believe will continue to grow services revenues. Internationally, we expect increased activity over the next few quarters in our VeriFone media and taxi payments and advertising businesses in London, as well as expansion of those businesses in other countries to increase credit card transaction and advertising revenues. We expect Services revenues in North America to be driven by continued growth in Petroleum software maintenance programs, our media solutions business and system deployment projects. In addition, we expect incremental services revenues as a result of the inclusion of a full year of results and growth from businesses acquired during the fiscal year ended October 31, 2011.

Gross Profit
The following table shows the gross profit for System Solutions and Services (in thousands, except percentages):

	Three Months Ended January 31,
	Amount		Gross Profit Percentage
	2012	2011	2012	2011
System Solutions	$113,889	$85,567	36.4%	37.9%
Services	42,749	25,924	40.0%	44.7%
Total	$156,638	$111,491	37.3%	39.3%

System Solutions

Gross profit on System Solutions increased $28 million, or 33.0%, for the three months ended January 31, 2012, compared to the three months ended January 31, 2011. For the three months ended January 31, 2012, International gross profit percentage increased slightly, while North American gross profit percentage decreased slightly, and corporate costs including acquisition related charges increased. International System Solutions gross profit percentage benefited from a favorable product mix impact due to increased sales of newer product solutions, which carry higher margins compared to certain previous generation solutions, as well as an improved geographic and customer mix in some regions. North America System Solutions gross profit percentage experienced unfavorable product mix and customer mix in our petroleum and financial solutions sold in North America relative to the same period in fiscal year 2011, partially offset by improved margins in our multi-lane retail business.
Services

Gross profit on Services increased $17 million, or 65.0%, for the three months ended January 31, 2012 compared to the three months ended January 31, 2011 largely attributable to increases in Services revenues in both the North America and International businesses partially offset by corporate adjustment primarily related to the step down in deferred revenue on acquisition.

International Services gross margin percentages increased during the three months ended January 31, 2012 compared to the three months ended January 31, 2011, primarily driven by the higher margins associated with the Point acquisition. These increases were partially offset by lower margins associated with the Hypercom services business in Latin America and Australia and New Zealand.

North America Services gross margin percentages decreased slightly during the three months ended January 31, 2012 compared to the three months ended January 31, 2011, primarily driven by reduced gross margin percentage in the taxi payment and advertising business due to the higher renewal costs on Taxi leases, and increased volume of lower margin software development projects.

Research and Development Expenses
Research and development (“R&D”) expenses for the three months ended January 31, 2012 and 2011 are summarized in the following table (in thousands, except percentages):

	Three Months Ended January 31,
	2012	2011	Net Change	Percentage Change
Research and development	$35,079	$21,642	$13,437	62.1%
Percentage of net revenues	8.4%	7.6%

R&D expenses for the three months ended January 31, 2012 increased $13 million, or 62.1%, compared to the three months ended January 31, 2011. This increase was primarily due to $9 million of additional personnel related expenses associated with headcount growth from acquired businesses and hiring to expand development of new products on new platforms and in new geographies. In addition, R&D expenses increased $1 million due to an increase in expenditures for outside services, and $2 million due to an increase in integration related charges.

We expect R&D expenses, assuming a stable currency environment, to grow in absolute amounts primarily as a result of the full year impact in fiscal year 2012 of businesses acquired in fiscal year 2011, the additional costs of acquisitions during fiscal year 2012, and higher product development activities for a larger portfolio of product offerings.

Sales and Marketing Expenses
Sales and marketing expenses for the three months ended January 31, 2012 and 2011 are summarized in the following table (in thousands, except percentages):

	Three Months Ended January 31,
	2012	2011	Net Change	Percentage Change
Sales and Marketing Expenses	$39,986	$28,306	$11,680	41.3%
Percentage of net revenues	9.5%	10.0%

Sales and marketing expenses for the three months ended January 31, 2012 increased $12 million, or 41.3%, compared to the three months ended January 31, 2012. This increase was primarily due to a $7 million increase in personnel related expenses associated with headcount growth from acquired businesses and hiring to support general business growth and the launch of new products and initiatives. In addition, sales and marketing expenses increased $1 million due to increased stock-based compensation, and $1 million due to increased operation and travel expenses.

We expect sales and marketing expenses, assuming a stable currency environment, to grow in absolute amounts as the result of the full year impact in fiscal year 2012 of businesses acquired in fiscal year 2011, the additional costs of acquisitions during fiscal year 2012, and as general business growth requires.

General and Administrative Expenses

General and administrative expenses for the three months ended January 31, 2012 and 2011 are summarized in the following table (in thousands, except percentages):

	Three Months Ended January 31,
	2012	2011	Net Change	Percentage Change
General and administrative	$46,488	$24,016	$22,472	93.6%
Percentage of net revenues	11.1%	8.5%

General and administrative expenses for the three months ended January 31, 2012 increased $22 million, or 93.6%, compared to the three months ended January 31, 2011. This increase was primarily due to a $10 million increase in acquisition and integration related charges largely attributable to professional and outside services fees, $5 million of additional personnel costs as a result of headcount growth from acquisitions and hiring to support our growing business requirements, a $3 million increase in facilities, a $2 million increase in outside services for supporting business growth, and a $2 million increase in stock-based compensation expense.

We expect general and administrative expenses, assuming a stable currency environment, to vary depending on the full year impact in fiscal year 2012 of acquisitions completed in fiscal year 2011, the additional costs of acquisitions during fiscal year 2012 and changes in acquisition related charges.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets expenses for the three months ended January 31, 2012 and 2011 are summarized in the following table (in thousands, except percentages):

	Three Months Ended January 31,
	2012	2011	Net Change	Percentage Change
Amortization of purchased intangible assets	$13,615	$2,316	$11,299	487.9%
Percentage of net revenues	3.2%	0.8%

Amortization of purchased intangible assets increased $11 million, or 487.9%, in the three months ended January 31, 2012 compared to the three months ended January 31, 2011 primarily as a result of amortization of new intangible assets from fiscal year 2011 and 2012 acquisitions partially offset by a decrease in amortization due to purchased intangible assets being fully amortized.

We expect amortization of purchased intangible assets to increase in the future due to the full year impact of amortization of businesses acquired in fiscal 2011, as well as the impact of fiscal 2012 and future acquisitions, offset partially by previously acquired intangibles reaching the end of their respective useful lives.

Operating Income

Operating income (loss) of each business segment reflects net revenues and expenses that directly benefit only that segment. Examples of these segment expenses are: supply chain standard inventory cost of System Solutions net revenues, actual cost of Services net revenues, distribution center costs, royalty expense and warranty expense.

Corporate operating income (loss) reflects amortization of purchased intangible assets, step-up of inventory, step-down in deferred revenue, impairment, stock-based compensation, acquisition and restructuring costs, and other Corporate charges, including inventory obsolescence and scrap, rework, specific warranty provisions, non-standard freight and over-and-under absorption of materials management overhead. Since these costs are generally incurred on a company-wide basis, it is impractical to allocate them to either the North America or International segments.
The following table sets forth operating income (loss) for our segments (in thousands, except percentages):

	Three Months Ended January 31,
	2012	2011	Net Change	Percentage Change
Operating income (loss):
International	$85,462	$44,010	$41,452	94.2%
North America	40,979	46,656	(5,677)	-12.2%
Corporate	(104,521)	(55,455)	(49,066)	nm
Total operating income	$21,920	$35,211	$(13,291)	-37.7%
nm – not meaningful
International Segment

For the three months ended January 31, 2012, International operating income increased $41 million or 94.2%, compared to the three months ended January 31, 2011 primarily due to increases in gross profit as a result of net revenues growth for both System Solutions and Services partially offset by an increase in operating expenses.

North America Segment

For the three months ended January 31, 2012 North America operating income decreased $6 million or 12.2% compared to the three months ended January 31, 2011 mainly due to a decrease in net System Solutions revenue and gross profit and an increase in operating expenses.

Corporate

Corporate operating loss increased $49 million for the three months ended January 31, 2012 compared to the three months ended January 31, 2011, primarily due to a $15 million increase in amortization of purchased intangible assets, a $15 million increase in acquisition, integration, and restructuring related expenses, a $6 million increase in amortization of the inventory step-up related to business acquisitions, a $6 million increase in personnel costs primarily due to increased headcount associated with business acquisitions and normal business growth, a $6 million increase in amortization of step-down in deferred revenue on acquisition, a $3 million increase in stock-based compensation expense, a $2 million increase in facility expense, a $1 million increase in the provision for excess and obsolete inventory and scrap, and a $1 million increase in professional services. These increases were partially offset by a $3 million decrease in warranty and royalty expenses, and a $3 million decrease in product specific warranty expense.

Corporate operating losses are expected to increase, with base corporate spending increasing as our business grows.

Interest Expense

Interest expense for the three months ended January 31, 2012 and 2011 is summarized in the following table (in thousands, except percentages):

	Three Months Ended January 31,
	2012	2011	Net Change	Percentage Change
Interest expense	$(14,634)	$(7,570)	$(7,064)	93.3%

Interest expense increased $7 million in the three months ended January 31, 2012 compared to the three months ended January 31, 2011 primarily as the result of incremental interest expense related to the 2011 Credit Agreement and the acceleration of interest expense associated with the early pay off of the existing credit agreement.

We expect interest expense to increase in the future as a result of the 2011 Credit Agreement entered into during December 2011.

Interest Income

Interest income for the three months ended January 31, 2012 and 2011 is summarized in the following table (in thousands, except percentages):

	Three Months Ended January 31,
	2012	2011	Net Change	Percentage Change
Interest income	$1,007	$283	$724	255.8%

Interest income increased $1 million in the three months ended January 31, 2012 compared to the three months ended January 31, 2011 primarily due higher interest income from our short-term investments in Brazil where Brazilian reais typically earn over 10% interest per annum, combined with the impact of an increase in average cash balances.

Other Income (Expense), Net

Other income (expense), net for the three months ended January 31, 2012 and 2011 is summarized in the following table (in thousands, except percentages):

	Three Months Ended January 31,
	2012	2011	Net Change	Percentage Change
Other income (expense), net	$(21,198)	$1,651	$(22,849)	nm
nm – not meaningful

Other income (expense), net decreased $23 million during the three months ended January 31, 2012 compared to the three months ended January 31, 2011. We incurred a $22 million foreign currency loss in the three months ended January 31, 2012 related to the difference between the forward rate on contracts purchased to lock in the U.S. dollar equivalent purchase price for our Point acquisition, and the actual rate on the date of derivative settlement. This loss was offset by a $1 million gain on the currency we held from the date of the derivative settlement until the funds were transfered to purchase Point. During the three months ended January 31, 2011 we recognized a $2 million bargain purchase gain on our acquisition of the Gemalto POS business, which closed on December 31, 2010.
Provision for Income Tax
We recorded income tax benefits of $10 million and $2 million for the three months ended January 31, 2012 and 2011, respectively. The effective tax rates for the three months ended January 31, 2012 and 2011 are lower than the U.S. statutory tax rate due to earnings in countries where we are taxed at lower rates compared to the U.S. federal and state statutory rates and reversal of uncertain tax position liabilities as statutes of limitations expired. The income tax benefit for the three months ended January 31, 2012 includes the discrete tax benefit of $8 million related to the foreign exchange loss on futures contracts which was incurred during the quarter.

During the three months ended January 31, 2012, the Company entered into a formal settlement with the Israeli tax authorities for the calendar year 2006 audit and, accordingly, has released $3 million of excess accrued tax liabilities associated with this audit.
As of January 31, 2012, we remain in a net deferred tax asset position. The realization of our deferred tax assets depends primarily on our ability to generate sufficient U.S. and foreign taxable income in future periods. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters as we reevaluate the underlying basis for our estimates of future domestic and certain foreign taxable income.

We have recorded our uncertain tax position liability as a long-term liability as we do not expect significant payments to occur over the next twelve months. The amount of unrecognized tax positions could be reduced upon closure of tax examinations or if the statute of limitations on certain tax filings expire without assessment from the tax authorities. We believe that it is reasonably possible that there could be a reduction in unrecognized tax benefits due to statute of limitation expirations in multiple tax jurisdictions during the next twelve months of approximately $2 million. Interest and penalties accrued on these uncertain tax positions will also be released upon the expiration of statutes of limitations.

Liquidity and Capital Resources

	Three Months Ended January 31,
(in thousands)	2012	2011
Net cash provided by (used in):
Operating activities	$32,168	$30,409
Investing activities	(1,075,520)	(12,306)
Financing activities	830,935	15,320
Effect of foreign currency exchange rate changes on cash	(2,166)	607
Net increase (decrease) in cash and cash equivalents	$(214,583)	$34,030
Our primary liquidity and capital resource needs are to service our debt, finance working capital, and to make capital expenditures and investments. As of January 31, 2012, our primary sources of liquidity were cash and cash equivalents of $380 million as well as $140 million available to us under our Revolving loan. Cash and cash equivalents included $342 million held by our foreign subsidiaries as of January 31, 2012, and if we decide to distribute or use such cash and cash equivalents outside those foreign jurisdictions, including a distribution to the United States, we may be subject to additional taxes or costs.

A group of five banks has committed to provide us up to $1.5 billion, of which $1.45 billion was funded at closing, under the 2011 Credit Agreement.  The loan, supplemented by our cash on hand, was used to fund the acquisition of Point for €600 million (approximately USD $777 million at closing), repay Point's existing net debt of approximately €190 million (approximately $248 million), repay our existing credit agreement, fund an escrow account to pay the interest and principal of the 1.375% Senior Convertible Notes (the "Notes") due in June 2012 when due, and fund certain financing costs. See Note 5. Financings, in Item 1. Financial Statements (unaudited), included in this Form 10-Q.
The Notes, with remaining principal amount of $277 million, will be due and payable in cash in June 2012, unless repurchased earlier with cash. As part of the 2011 Credit Agreement terms, we have deposited $279 million in an escrow account which will be used to meet this obligation when it is due.
Our loans under the 2011 Credit Agreement are due at the earliest on December 28, 2016, and we currently have $380 million in cash as of January 31, 2012.
Our future capital requirements may vary significantly from prior periods as well as from those currently planned. These requirements will depend on a number of factors, including operating factors such as our terms and payment experience with customers and investments we may make in product or market development, as well as timing and availability of financing. Finally, our capital needs may be significantly affected by any acquisition we may make in the future due to any cash consideration in the purchase price, transaction costs and restructuring costs. Based upon our current level of operations, we believe that we have the financial resources to meet our business requirements for the next year, including capital expenditures, working capital requirements, future strategic investments, and to comply with our financial covenants.
Operating Activities

Net cash provided by operating activities increased $2 million during the three months ended January 31, 2012 compared to the three months ended January 31, 2011 due to a $17 million increase in cash flows that resulted from changes in working capital caused by overall business growth and timing of cash receipts and payments, partially offset by a $15 million decrease in net cash provided by operations before changes in working capital.

The $15 million decrease in net cash provided by operations before changes in working capital was primarily due to a $35 million decrease in net income, of which $22 million is due primarily to an increase in non-cash acquisition related charges, such as amortization and adjustments to acquisition related balances, a $3 million increase in non-cash stock-based compensation charges, partially offset by an $8 million increase in non-cash income tax expense associated with deferred income taxes.
Investing Activities

Net cash used in investing activities increased $1.06 billion in the three months ended January 31, 2012 compared to the three months ended January 31, 2011 primarily due to our acquisition of Point during December 2011 for $1.02 billion in cash, other acquisitions that involved $68 million in cash payments, and $7 million for purchases of machinery and computer equipment, partially offset by $25 million of cash held by Point at the time of the acquisition.
Financing Activities

Net cash flows from financing activities increased $816 million in the three months ended January 31, 2012 compared to the three months ended January 31, 2011 primarily as a result of the $1.45 billion borrowing under the 2011 Credit Agreement, of which $217 million was used to repay existing debt at the time, $279 million was placed in escrow to repay our 1.375% Senior Convertible Notes, and $42 million was used to pay for debt issuance costs. The net proceeds from the 2011 Credit Agreement were partially offset by a $90 million repayment of the revolving line under the 2011 Credit Agreement during January 2012 and an $8 million decrease in proceeds from stock option exercises.
Off-Balance Sheet Arrangements
Our only off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K, consist of forward foreign currency agreements described under Quantitative and Qualitative Disclosures about Market Risk. See Part I, Item 3 of this quarterly report on Form 10-Q.
Contractual Commitments

The following table summarizes our contractual obligations as of January 31, 2012 (in thousands):

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
	For the Fiscal Years Ending October 31,						Total
	2012 (Remaining 9 months)	2013	2014	2015	2016	Thereafter
Term A Loan (including interest) (1)	$51,392	$67,498	$100,504	$109,737	$177,802	$505,175	$1,012,108
Term B Loan (including interest) (1)	8,262	8,671	10,238	10,157	10,098	237,047	284,473
Revolving credit facility (1)	—	—	—	—	—	210,000	210,000
Senior convertible notes (including interest)	284,840	—	—	—	—	—	284,840
Capital lease obligations and other loans	79	65	52	41	40	522	799
Operating leases	26,621	19,675	14,993	9,937	6,659	8,305	86,190
Minimum purchase obligations	128,675	12,832	—	—	—	—	141,507
	$499,869	$108,741	$125,787	$129,872	$194,599	$961,049	$2,019,917

(1)	Interest in the above table has been calculated using the rate in effect at January 31, 2012.

We expect that we will be able to fund our remaining obligations and commitments with cash flows from our operations and for the Senior convertible notes, with cash held in escrow. To the extent we are unable to fund these obligations and commitments with cash flows from operations, we can draw upon our existing $380 million of cash plus an additional $140 million available under our 2011 Credit Agreement, or future debt or equity financings.

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

Interest Rate Risk

We are exposed to interest rate risk related to our borrowings. These borrowings generally bear interest based upon the one-month LIBOR rate. As of January 31, 2012, a 25 basis point increase in interest rates on our borrowings subject to variable interest rate fluctuations would increase our interest expense by approximately $3 million annually. We generally invest most of our cash in overnight and short-term instruments, which would earn more interest income if market interest rates rise and less interest income if market interest rates fall.

Foreign Currency Risk

A majority of our sales are made to customers outside the United States, and our international sales as a percentage of our total net revenues has increased in recent periods including as a result of organic growth and acquisitions of Hypercom and Point. A substantial portion of the net revenues we generate from international sales is denominated in currencies other than the U.S. dollar. Additionally, portions of our cost of net revenues and operating expenses are incurred by our international operations and are denominated in local currencies. For consolidated reporting, revenue and expenses denominated in non-U.S. currencies are translated to U.S. dollars at average currency exchange rates for the period (“P&L Exposures”). Thus, even if foreign operations results were stable, fluctuating currency rates may produce volatile reported results. We have made limited efforts to mitigate P&L Exposures by hedging with currency derivatives. As of January 31, 2012 and October 31, 2011, we have no foreign exchange forward contracts designated as a cash flow hedge.

We may in the future use foreign exchange forward or option contracts to hedge P&L Exposures, depending upon the risks of the exposures, the costs of hedging, and other considerations. However, hedges of P&L Exposures will only mitigate a portion of our risk and only for a short period.

The balance sheets of our U.S. and international businesses have monetary assets and liabilities denominated in currencies other than the primary currency of such business (“Balance Sheet Exposures”), such as Canadian dollar receivables held by our U.S. business, or U.S. dollar payables of our U.K. business. As exchange rates fluctuate, Balance Sheet Exposures generate foreign currency transaction gains and losses, which are included in other income (expense), net in the Consolidated Statements of Income. Most Balance Sheet Exposures will settle in cash or convert from a foreign currency to a local currency in the foreseeable future, at which time the impact of rate fluctuations will be realized and we will receive or dispense more or less cash than the value originally recorded.  Such exposures are termed “Near-Term Balance Sheet Exposures.”  Some Balance Sheet Exposures may not be settled in the foreseeable future in management's estimation and thus the cash impact of their currency gains or losses is not expected to be felt in the foreseeable future.

We have in the past run and expect to continue to run a hedging program to mitigate the risk of Near-Term Balance Sheet Exposures by entering into foreign exchange forward contracts. Therefore, the hedging program's objective is to have gains or losses of the foreign exchange forward contracts largely offset the losses or gains of the Near-Term Balance Sheet Exposures. The unrealized gains of foreign exchange forward contracts are included in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets; the unrealized losses are included in Other current liabilities in the Condensed Consolidated Balance Sheets. The contracts are marked-to-market on a monthly basis with gains and losses included in Other income (expense), net in the Condensed Consolidated Statements of Income. In some instances, we seek to hedge transactions that are expected to become Near-Term Balance Sheet Exposures in the very short-term, generally within one month. We do not use foreign exchange forward contracts for speculative or trading purposes.

Our outstanding foreign exchange forward contracts as of January 31, 2012 are presented in the table below. All forward contracts are representative of the expected payments to be made under these instruments. The fair market value of the contracts represents the difference between the spot currency rate at January 31, 2012 and the contracted rate. All of these forward contracts mature within 35 days of January 31, 2012 (in thousands):

	Currency	Local Currency Contract Amount	Currency	Contracted Amount	Fair Market Value at January 31, 2012
Contracts to buy U.S. dollar
Argentina peso	ARS	(18,000)	USD	4,108	$(3)
Australian dollar	AUD	(5,500)	USD	5,833	(7)
Brazilian real	BRL	(12,000)	USD	6,841	(11)
Canadian dollar	CAD	(4,700)	USD	4,690	(5)
Chilian peso	CLP	(1,400,000)	USD	2,863	(19)
Chinese yuan	CNY	(123,000)	USD	19,537	—
Euro	EUR	(27,320)	USD	35,972	(141)
British pound	GBP	(23,750)	USD	37,252	(96)
Indian rupee	INR	(530,000)	USD	10,626	(42)
Korean won	KRW	(1,500,000)	USD	1,334	1
Mexican peso	MXN	(81,814)	USD	6,304	(8)
Polish zloty	PLN	(23,000)	USD	7,142	(33)
Swedish krona	SEK	(55,000)	USD	8,117	(24)
Singapore dollar	SGD	(4,000)	USD	3,189	(6)
Thai baht	THB	(114,000)	USD	3,663	(4)
South Africa rand	ZAR	(71,000)	USD	9,120	(16)
					$(414)

As of January 31, 2012, our Balance Sheet Exposures amounted to $224 million and were partially offset by forward contracts with a notional amount of $161 million. Based on our net exposures as of January 31, 2012, a 10% movement in currency rates would result in a gain or loss of approximately $6 million. As of January 31, 2012, our Near-Term Balance Sheet Exposures, which represent the Balance Sheet Exposures less an Israeli shekel payable equivalent to $53 million that we do not expect to be settled in the near term, amounted to $171 million and, thus a 10% movement in currency rates would result in a gain or loss of approximately $1 million that we would expect to be realized in the foreseeable future.

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
Equity Price Risk

In June 2007, we issued $316 million aggregate principal amount of 1.375% Senior Convertible Notes due June 2012 (the “Notes”) which may be converted prior to maturity into cash and shares of our common stock upon the occurrence of certain events. In April 2009, we repurchased and extinguished $34 million par value of our outstanding Notes. In December 2009, we repurchased and extinguished an additional $5 million par value of our outstanding Notes. As of January 31, 2012, the remaining par value of the Notes was $277 million. The conversion price of the Notes at issuance was approximately $44.02 per share. Upon conversion, we would pay the holder the cash value of the applicable number of shares of our common stock, up to the principal amount of the Notes. Amounts in excess of the principal amount, if any, would be paid in our common stock. Concurrently with the issuance of the Notes, we entered into note hedge transactions with Lehman Brothers OTC Derivatives (“Lehman Derivatives”) and JP Morgan Chase Bank National Association, London Branch that serve to reduce the financial impact from the conversion of the Notes and to mitigate any negative effect such conversion may have on the price of our common stock, as well as to reduce the potential dilution upon conversion of the outstanding Notes in the event that the volume weighted average price of our common stock on each trading day of the relevant conversion period or other relevant valuation period for the Notes is greater than $44.02. We also sold warrants to the same counterparties allowing them to purchase 7.2 million shares of our common stock at a price of approximately $62.356 per share in equal share amounts on each trading day from December 19, 2013 to February 3, 2014.

The filing by Lehman Brothers of a voluntary Chapter 11 bankruptcy petition in September 2008 constituted an “event of default” under the note hedge transactions with Lehman Derivatives and the related guaranty by Lehman Brothers, giving us the immediate right to terminate the note hedge transaction with them and entitling us to claim reimbursement for the loss incurred in terminating and closing out the transaction. In June 2011, we reached a settlement with Lehman Derivatives whereby we agreed to (a) cancel the note hedge with them and (b) consent to the assignment of warrants held by them to a third party in return for an allocated unsubordinated non-priority general unsecured claim against Lehman Derivatives in the amount of $9 million. Subsequently, in July 2011 we sold this claim without recourse for $5 million, and thus reflected a $5 million realized gain on the sale of this claim, in Other income (expenses), net in our Consolidated Statement of Operations for the fiscal year ended October 31, 2011.

As of January 31, 2012, we held the remaining note hedge transactions that reduce by one half the potential dilution upon conversion of the outstanding Notes in the event that the volume weighted average price of our common stock on each trading day of the relevant conversion period or other relevant valuation period for the Notes is greater than $44.02. There is no impact if the share price of our common stock is below $44.02 upon conversion of the Notes. For every $1 that the share price of our common stock exceeds $44.02, we expect to issue the equivalent of $3 million worth of shares of our common stock if all of the Notes are converted after taking into account the benefit of our remaining note hedge transactions.

The 2011 Credit Agreement required that we fund an escrow account to repay at maturity, or upon earlier conversion at the option of the holders thereof, our Notes. As a result, $279 million, which includes interest payable on maturity, was deposited in the escrow account. As of January 31, 2012, this escrow account was reported as short-term restricted cash and cash equivalents in our Condensed Consolidated Balance Sheets.

Because of the outstanding warrants to purchase approximately 7.2 million of our shares of common stock at approximately $62.356 per share, for every $1 that the share price of our common stock exceeds $62.356 in each of the 30 trading days from December 19, 2013 to February 3, 2014, we will be required to issue the equivalent of $7 million worth of shares of our common stock.

Information on the share price of our common stock may be found under Part II Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of our Annual Report on Form 10-K for the fiscal year ended October 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation (with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are designed to and are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Information with respect to this Item may be found in Note 13. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, which is incorporated into this Item 1 by reference.

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

For example, on December 30, 2011, we completed our acquisition of Point, a Stockholm-based provider of point-of-sale technology and support, gateway services, card encryption services, and multi-channel e-commerce processing network encompassing almost 475,000 merchant contracts throughout Northern Europe, and on August 4, 2011 we completed our acquisition of Hypercom.

Acquisitions or investments, including the recent acquisitions of Point and Hypercom, both of which were material to our business and operations, involve significant challenges and potential business risks, and we may not realize the expected benefits of any of our recent or future acquisitions. These challenges and risks include:

•	the difficulty of integrating the technologies, operations, business systems, and personnel of the acquired business, technology or product;

•
the potential disruption of our ongoing business, including the diversion of management attention to issues related to integration and administration, particularly given the number, size and varying scope of our recent completed acquisitions;

•	entering markets in which we have limited prior experience;

•
in the case of international acquisitions, which include both the Point and Hypercom acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political, and regulatory risks associated with specific countries, including countries where we previously had limited operations;

•
the possible inability to obtain the desired financial and strategic benefits from the acquisition or investment, as discussed further in “We may not realize the expected benefits of our recently completed acquisitions, including Hypercom and Point” below;

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

•	the assumption of unanticipated liabilities and the incurrence of unforeseen expenditures;

•
the failure to identify or assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring a company, which could result in unexpected litigation, additional costs, unfavorable accounting treatment or other adverse effects; and

•	the loss of key employees of an acquired business.
These risks are heightened and more prevalent in acquisitions of larger businesses, such as the recent Point and Hypercom acquisitions. Further, in connection with the Point acquisition we incurred substantial additional debt, which has increased our leverage and debt service requirements. Future acquisitions and investments could also result in substantial cash expenditures, potentially dilutive issuances of our equity securities and incurrence of additional debt, contingent liabilities and amortization expenses related to other intangible assets that could adversely affect our business, operating results, and financial condition. Moreover, we may not realize the anticipated benefits of any or all of our acquisitions, or may not realize them in the timeframe expected. We will depend on the retention and performance of existing management and employees of acquired businesses for the day-to-day management and future operating results of these businesses.

We may not realize the expected benefits of our recently completed acquisitions, including Hypercom and Point.

Achieving the expected benefits of the recent acquisitions of Hypercom and Point depends in large part on our successful completion of our integration of the acquired companies' operations and personnel with our own in a timely and efficient manner. We cannot assure you, however, that our current integration efforts will be completed as quickly as expected or that these acquisitions will achieve the expected benefits. The risks and challenges involved in the integration of Hypercom and Point include:

•
Both Hypercom and Point have significant international operations; we may have difficulty integrating the international operations of Hypercom and Point, including coordinating the efforts of Hypercom's and Point's sales operations with those of VeriFone;

•	We may have difficulties successfully managing Hypercom's or Point's technologies or lines of businesses, particularly those lines of business with which we have limited operational experience;

•
We may not be able to adequately demonstrate to customers that the acquisitions will not result in adverse changes in client service standards or product support, in particular where the acquired business, such as Hypercom, has products that compete with existing VeriFone products;

•
Some of Hypercom's suppliers, distributors, customers, and licensors are VeriFone's competitors or work with VeriFone's competitors and may terminate their business relationships with Hypercom as a result of the acquisition;

•	We may not be able to successfully persuade the employees in various jurisdictions that the companies' business cultures are compatible, maintain employee morale, and retain key employees;

•
We may have difficulties integrating or migrating the information technology infrastructures of Hypercom and Point into our information technology systems and resources in an effective and timely manner;

•
We may be unable to cost-effectively and timely migrate Hypercom and Point to our common enterprise resource planning information system and to integrate all operations, sales, accounting, and administrative activities for the combined company;

•
We may have difficulties integrating Hypercom's supply chain operations with ours while ensuring that products continue to be manufactured and delivered on a timely basis, with superior quality to customers and at a cost acceptable to us;

•	We may have higher than anticipated costs in coordinating research and development and support activities across our existing and newly acquired products and services; and

•
We may not be able to successfully incorporate acquired technologies, products and service offerings into our next generation of products and solutions or to enhance introduction of new products, services, and technologies, while ensuring timely release of products to market.

The integration of Hypercom and Point is international in scope, complex, time-consuming, and expensive, and has disrupted and may continue to disrupt our business or result in the loss of customers or key employees or the diversion of the attention of management. Our operating results or financial condition may be adversely impacted by pre-existing claims or liabilities, both known and unknown, of an acquired company, including claims from current or former customers, terminated employees or other third parties; pre-existing contractual relationships of an acquired company that may contain unfavorable terms; unfavorable revenue recognition or other accounting treatment as a result of an acquired company's pre-existing contractual arrangements; and intellectual property claims or disputes. In addition, the integration process may strain the combined company's financial and managerial controls and reporting systems and procedures and may result in the diversion of management and financial resources from the combined company's core business objectives. There can be no assurance that we will successfully integrate our businesses or that we will realize the anticipated benefits of the acquisitions after we complete our integration efforts.

Costs associated with the acquisitions may be higher than expected and may harm our financial results. We have incurred substantial direct transaction costs associated with the acquisitions, and expect to incur additional costs associated with consolidation and integration of operations. We have also incurred post-closing costs and continue to devote resources related to Hypercom's divestiture of its U.S., Spain and U.K. payment terminal businesses. For example, as part of the divestitures the buyers are entitled to certain post-closing administrative and operating support services for various periods following the closing date of the merger and indemnification for certain liabilities associated with the divested businesses. In addition, although we believe that the merger was not subject to regulatory approval requirements in Spain because Hypercom divested its business in Spain before the merger was completed, the Spanish regulatory authorities disagree with this position, although following submission of additional information by VeriFone, they subsequently approved the merger.  There can be no assurance that the Spanish regulatory authorities will not seek to impose a fine for alleged non-compliance with Spanish merger control law. If the total costs of the acquisitions and integration efforts exceed estimates or the benefits related to the acquisitions do not exceed our total costs, our financial results could be adversely affected.

We have experienced rapid and significant growth in our operations, and if we cannot adequately manage our growth, our results of operations will suffer.

We have experienced rapid and significant growth in our operations in certain periods, both organically and from acquisitions. We cannot be sure that we have made adequate allowances for the costs and risks associated with our expansion, or that our systems, procedures, business processes, and managerial controls will be adequate to support the rapid and significant expansion in our operations, including expansion into new vertical markets, expansion into a number of additional international markets and a broader range of payment services offerings globally. Any delay in implementing, or transitioning to, new or enhanced systems, procedures, or controls to accommodate and support the requirements of our business and operations and to effectively and efficiently integrate acquired operations may adversely affect our ability to meet customer requirements, manage our product inventory, and record and report financial and management information on a timely and accurate basis. If we are unable to successfully manage our expansion, our results of operations may be adversely affected.

A majority of our net revenues is generated outside of the United States and we intend to continue to expand our operations internationally including through acquisitions and strategic partnerships. Our results of operations could suffer if we are unable to manage our international expansion and operations effectively.

During the three months ended January 31, 2012, approximately 73.1% of our net revenues were generated outside of the United States. During the fiscal year ended October 31, 2011, approximately 65.6% of our net revenues were generated outside of the United States. We expect our percentage of net revenues generated outside of the United States to increase over time. In particular, our acquisition of Point has increased our business in the Nordic regions and elsewhere in Northern Europe and our acquisition of Hypercom has increased our business significantly in Europe, the Middle East and Africa and Asia. Part of our strategy is to expand our penetration in existing foreign markets and to enter new foreign markets and in particular to enter new emerging markets where we expect to see growth in electronic payments and related services. Our ability to penetrate some international markets may be limited due to different technical standards, protocols or product requirements. Expansion of our international business will require significant management attention and financial resources. Our international net revenues will depend on our continued success in the following areas:

•	securing commercial relationships to help establish or increase our presence in new and existing international markets;

•	hiring and training personnel capable of marketing, installing and integrating our solutions, supporting customers, and effectively managing operations in foreign countries;

•
adapting our solutions to meet local requirements and to target the specific needs and preferences of foreign customers, which may differ from our traditional customer base in the markets we currently serve;

•	building our brand name and awareness of our services among foreign customers in new and existing international markets;

•	enhancing our business infrastructure to enable us to efficiently manage the higher costs of operating across a larger span of geographic regions and international jurisdictions; and

•	implementing new systems, procedures, and controls to monitor our operations in new international markets.

In addition, we are subject to risks and costs associated with operating in foreign countries, including:

•	multiple, changing, and often inconsistent enforcement of laws and regulations;

•	satisfying local regulatory or industry imposed requirements, including security or other certification requirements;

•	competition from existing market participants, including strong local competitors, that may have a longer history in and greater familiarity with the international markets we enter;

•	tariffs and trade barriers, and higher costs of compliance with international and U.S. laws and regulations such as import and trade regulations, export requirements and local tax laws;

•	laws and business practices that may favor local competitors;

•	restrictions on the repatriation of funds, including remittance of dividends by foreign subsidiaries, foreign currency exchange restrictions, and currency exchange rate fluctuations;

•	extended payment terms and the ability to collect accounts receivable;

•	different and/or more stringent labor laws and practices such as the use of workers' councils and labor unions;

•	different and/or more stringent data protection, privacy and other laws;

•	economic and political instability in certain foreign countries;

•	changes in a specific country's or region's political or economic conditions; and

•	greater difficulty in safeguarding intellectual property in areas such as China, India, Russia, and Latin America.

Many of these factors typically become more prevalent during periods of economic stress or disruptive events such as military or terrorist actions. The persistence or occurrence of weakened global economic conditions in one or more regions where we do business may exacerbate certain of these risks. For example, we are subject to foreign currency risk and economic and political instability which can lead to significant and unpredictable volatility in currency rates, including significant currency devaluations, which may negatively impact our revenues, gross margins, results of operations and financial position. Although we engage in some hedging of our foreign currency exposures, we do not hedge all such exposures and our hedging arrangements may not always be effective. See Part I Item 3. Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Risk of this Form 10-Q. In addition, compliance with foreign and U.S. laws and regulations that are applicable to our international operations is complex and may increase our cost of doing business in international jurisdictions and our international operations could expose us to fines and penalties if we fail to comply with these regulations. These laws and regulations include import and export requirements, trade restrictions, exchange control regulations, data privacy requirements, labor laws, tax laws, anti-competition regulations, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials and other improper payments or inducements, such as the U.K. Bribery Act. Although we have implemented policies, procedures and training designed to ensure compliance with these laws, there can be no assurance that our employees, contractors, and agents will not take actions in violation of our policies, particularly as we expand our operations through organic growth and acquisitions. For example, two of our Brazilian subsidiaries that were acquired as a part of the Lipman acquisition have been notified of a number of assessments regarding Brazilian customs penalties that relate to alleged infractions in the importation of goods as well as certain tax assessments and penalties. Similarly, the Brazilian subsidiary we acquired in August 2011 as part of the Hypercom acquisition has a number of pending assessments related to local tax assessments and penalties. See Part II Item 1. Legal Proceedings of this Form 10-Q. Defending such assessments can be costly and divert management time. Any such violations could subject us to civil or criminal penalties, including the imposition of substantial fines and interest or prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our reputation, our brand, our international expansion efforts, our business, and negatively impact our operating results. In addition, if we fail to address the challenges and risks associated with international expansion and acquisition strategy, we may encounter difficulties implementing our strategy, which could impede our growth or harm our operating results.

Our internal processes and control over financial reporting have in prior periods been deemed inadequate.

In certain prior periods we reported material weaknesses in our internal control over financial reporting, which we have remedied. See Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010. These material weaknesses in our internal control over financial reporting contributed to our need to restate previously reported interim financial information for each of the first three quarters of our fiscal year ended October 31, 2007, and to the delays in the filing of our Annual Report on Form 10-K for fiscal year 2007. We also were unable to file our quarterly reports on Form 10-Q for our fiscal quarters ended January 31, 2008 and April 30, 2008 on a timely basis. We have implemented a number of additional and enhanced processes and controls to improve our internal control over financial reporting.

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

Macroeconomic conditions and economic volatility could materially and adversely affect our business and results of operations.

Our operations and performance depend significantly on worldwide economic conditions. For example, the significant slowdown and volatility in the U.S. and international economy and financial markets which began in the latter half of 2008 resulted in reduced demand for our products, which in turn adversely impacted our revenues, business, financial condition and results of operations. In particular, the slowdown and volatility in the global markets resulted in softer demand in the financial and retail sectors, pricing pressures and more conservative purchasing decisions by customers, including a tendency toward lower-priced products and lower volume of purchases during the economic downturn. In some countries where we do business the weakened economy has resulted in economic instability which has had negative effects, including a decrease in purchasing power due to currency devaluations.

While we have experienced overall sequential growth in revenues and earnings and stronger demand in recent quarters, certain markets such as parts of Europe continue to experience weakened or uncertain economic conditions, including the more recent difficulties in the credit markets in the euro zone, and some of our customers, suppliers and partners may continue to be negatively impacted by the global slowdown. We cannot predict whether such improvements or growth will continue, or whether they will be negatively impacted by the recent renewed global market turmoil, or any other future decline or volatility in global conditions could negatively impact our business, operating results and financial condition. There is no assurance that actions taken by governments and central banks to stimulate the economy will have continuing positive impacts. Further, conditions such as political unrest or terrorist actions in other parts of the world and reports of continued high unemployment rates in the U.S. and elsewhere may negatively impact global economic conditions, including corporate spending and liquidity of capital markets. Continued volatility in market conditions make it difficult to forecast earnings and if we fail to meet our financial guidance or the expectations of investment analysts or investors in any period, the market price of our common stock could decline.

We depend on a limited number of customers, including distributors and resellers, for a large percentage of our System Solutions sales. If we do not effectively manage our relationships with them, our net revenues and operating results will suffer.

A significant percentage of our net revenues are attributable to a limited number of customers, including distributors and independent sales organizations (“ISOs”). For example, for the three months ended January 31, 2012, three customers accounted for 14.7% of our total net revenues and our ten largest customers accounted for approximately 24.2% of our net revenues. For the twelve months ended October 31, 2011, one customer, Cielo S.A. and its affiliates accounted for approximately 12.4% of net revenues of our International segment, and one customer, First Data and its affiliates accounted for approximately 13.0% of net revenues of our North America segment. Our ten largest customers accounted for approximately 27.4% of our net revenues for the fiscal year ended October 31, 2011. If any of our large customers significantly reduces or delays purchases from us or if we are required to sell products to them at reduced prices or on other terms less favorable to us, our revenues and income could be materially and adversely affected.

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

In addition, orders from our distributors and resellers depend on their sales volumes and inventory management decisions. For example, during the fiscal quarter ended January 31, 2012, we experienced a $13 million year-over-year decrease in our North America Financial Solutions business based on timing of orders from our distributors, which generally varies based on distributor decisions on inventory levels, desired product mix and timing of new product introductions. At the end of 2008, in response to the global economic downturn a number of distributors and resellers experienced weakened demand and slower sales, which in turn resulted in declines in order volume and deferrals of orders for our products. Declines or deferral of orders could materially and adversely affect our revenues, operating results and cash flows.

Our solutions may have defects or experience field failures that could delay sales, harm our brand, increase costs and result in product recalls and additional warranty expense.

We offer complex solutions that are susceptible to undetected hardware and software errors or failures. Solutions may experience failures when first introduced, as new versions are released, or at any time during their lifecycle. We cannot assure you that, despite our testing procedures and controls over manufacturing quality, errors will not be found in our products. Field failure may result from usage with third-party issued payment cards, for example, if such usage generates excess electrostatic discharge. Defects may also arise from third-party components that are incorporated into our products, such as hardware modules, chipsets or battery cells. Any product recalls as a result of errors or failures could result in the loss of or delays in market acceptance of our solutions, diversion of the attention of our R&D personnel from product development efforts, harm to our relationships with our customers, adversely affect our business and reputation and increase our product costs which could negatively impact our margins, profitability and results of operations. Any significant returns or warranty claims for any of our products, including products that we have added to our product offerings from acquisitions, could result in significant additional costs to us, such as costs to implement modifications to correct defects, recall and replace products and defending against litigation related to defective products or related property damage or personal injury, and could adversely affect our results of operations. Our customers may also run third-party software applications on our electronic payment systems. Errors in third-party applications could adversely affect the performance of our solutions.

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

Protection against fraud is of key importance to the purchasers and end users of our solutions. The protection of sensitive data, such as customer, company, employee and consumer data is critical to our business. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. We incorporate security features, such as encryption software and secure hardware, into our solutions and services offerings to protect against fraud in electronic payment transactions and to ensure the privacy and integrity of consumer data. Our solutions may be vulnerable to breaches in security due to defects in the security mechanisms, the operating system and applications, or the hardware platform. Security vulnerabilities could jeopardize the security of information transmitted or stored using our solutions. We also provide our customers with repair, encryption key loading and helpdesk services, and we intend to increase our services offerings including through managed services programs. We have in the past experienced and may in the future experience security breaches or fraudulent activities related to unauthorized access to sensitive customer information. If the security of our solutions is compromised, our reputation and marketplace acceptance of our solutions will be adversely affected, which would cause our business to suffer, and may subject us to damages claims. A significant breach of customer or company data could attract a substantial amount of media attention, damage our customer relationships and reputation and result in lost sales, fines, or lawsuits.

We are party to a number of lawsuits and tax assessments and we may be named in additional litigation and assessments, all of which are likely to require significant management time and attention and expenses and may result in unfavorable outcomes that could have a material adverse effect on our business, financial condition, and results of operations.

We are currently a party in several litigation proceedings. For example, in connection with the restatement of our historical interim financial statements during fiscal year 2007, a number of securities class action complaints were filed against us and certain of our officers, and purported derivative actions have also been filed against certain of our current and former directors and officers. We are also subject to a number of pending tax assessment matters. Further, our operating results or financial condition may also be adversely impacted by claims or liabilities that we assume from an acquired company or that are otherwise related to an acquisition. For example, in connection with our acquisition of Hypercom, we have, except for certain exceptions related to the businesses divested by Hypercom, generally assumed all of Hypercom's litigation proceedings and tax assessments, and may also be liable for certain matters arising following closing of the Hypercom divestitures but related to pre-closing operations. For a description of our material pending litigation, see Part II Item 1. Legal Proceedings of this Form 10-Q.

The amount of time and resources required to resolve these lawsuits is unpredictable, and defending ourselves is likely to divert management's attention from the day-to-day operations of our business, which could adversely affect our business, financial condition, and results of operations. The outcome of litigation and tax assessments is inherently difficult to predict. In addition, an unfavorable outcome in such litigation or a decision by us to settle such lawsuits to avoid the distraction and expense of continued litigation even if we deem the claims to be without merit could have a material adverse effect on our business, financial condition, and results of operations. An adverse outcome in any of our pending tax assessment matters also could have a material adverse effect on our business, financial condition, and results of operations.

Our insurance policies may not cover certain claims that are filed against us or may not be sufficient to cover all of our costs for defending such actions or paying any damages in the event of an unfavorable outcome. In addition, we may be obligated to indemnify (and advance legal expenses to) both current and former officers, employees and directors in connection with the securities class action and derivative action matters. We currently hold insurance policies for the benefit of our directors and officers, although our insurance coverage may not be sufficient in some or all of these matters. Furthermore, our insurance carriers may seek to deny coverage in some or all of these matters, in which case we may have to fund the indemnification amounts owed to such directors and officers ourselves.

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

•	in order to fulfill orders at the end of a quarter, we may be forced to deliver our products using air freight which would result in increased distribution costs.

We are exposed to credit risk with some of our customers and to credit exposures and currency controls in certain markets, which could result in material losses.

A significant portion of our sales are on an open credit basis, with typical payment terms of up to 60 days in the United States and, because of local customs or conditions, longer in some international markets. In the past, there have been bankruptcies among our customer base. Although credit losses have not been material to date, future losses, if incurred, could harm our business and have a materially adverse effect on our operating results and financial condition. Also, certain customers that are invoiced in U.S. dollars, such as those based in Venezuela, have experienced and may continue to experience difficulties in obtaining U.S. dollars due to local currency controls, and therefore may not be able to remit timely payment to us. Additionally, to the degree that the continued turmoil and uncertainty in the credit markets continue to make it more difficult for some customers to obtain financing or access U.S. dollar currency, our customers' ability to pay could be adversely impacted, which in turn could have a material adverse impact on our business, cash flows, operating results and financial condition.

Fluctuations in currency exchange rates may adversely affect our results of operations.

A substantial portion of our business consists of sales made to customers outside the United States. A portion of the net revenues we receive from such sales is denominated in currencies other than the U.S. dollar, and the amount of net revenues in foreign currencies has increased with our recent acquisitions of Point and Hypercom. Additionally, portions of our cost of net revenues and our other operating expenses are incurred by our International operations and denominated in local currencies, and these amounts have also increased with the Point and Hypercom acquisitions. Fluctuations in the value of these net revenues, costs and expenses as measured in U.S. dollars have historically affected our results of operations, and adverse currency exchange rate fluctuations may have a material impact in the future. Further, changes in exchange rates that strengthen the U.S. dollar could increase the price of our products in the local currencies of the foreign markets we serve. This would result in making our products relatively more expensive than products that are denominated in local currencies, leading to a reduction in sales and profitability in those foreign markets. In addition, our balance sheet contains monetary assets and liabilities denominated in currencies other than the U.S. dollar, such as cash, intercompany balances, trade receivables and payables, and fluctuations in the exchange rates for these currencies could adversely affect our results of operations. We have, to some extent, entered into foreign exchange forward contracts intended to hedge our balance sheet exposure to adverse fluctuations in exchange rates. We have also effectively priced our System Solutions in U.S. dollars in certain countries. Nevertheless, these hedging arrangements may not always be effective, particularly in the event of imprecise forecasts of non-U.S. denominated assets and liabilities. Additionally, our efforts to effectively price products in U.S. dollars may have disadvantages as they may affect demand for our products if the local currency strengthens relative to the U.S. dollar. We could be adversely affected when the U.S. dollar strengthens relative to the local currency between the time of a sale and the time we receive payment, which would be collected in the devalued local currency. Accordingly, if there is an adverse movement in one or more exchange rates, we might suffer significant losses and our results of operations may otherwise be adversely affected. Uncertainty in the global market conditions have resulted in and may continue to cause significant volatility in foreign currency exchange rates which could increase these risks. As our international operations expand, our exposure to these risks also increases. Additionally, hedging programs expose us to risks that could adversely affect our operating results, including the following:

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

Components such as application specific integrated circuits, or ASICs, microprocessors, wireless modules, modems and printer mechanisms that are necessary to manufacture and assemble our systems are sourced either directly by us or on our behalf by our contract manufacturers from a variety of component suppliers selected by us. Certain of the components are specifically customized for use in our products and are obtained from sole source suppliers on a purchase order basis. In recent periods, we have experienced a tightening in availability of certain semiconductor commodities that are necessary for the manufacture of our products. In addition, in March 2011 we experienced some component shortages due to the severe earthquake and tsunami in Japan which together with resulting damage to certain nuclear power plants, had resulted in widespread destruction and economic uncertainty in that region. Although we have to date been able to manage component supply adequately to meet our product demands, we are continuing to monitor the impact of the crisis in Japan on our supply chain and there can be no assurance that our results of operations will not be materially affected by the events in Japan. Any prolonged component shortage as a result of these events could materially and adversely affect our business and results of operations. Component shortages have resulted in increased costs for certain components and continued cost increases, particularly for critical components, could negatively impact our gross margins and profitability. If our suppliers are unable or unwilling to deliver the quantities that we require within the timeframe that we require, including as a result of the crisis in Japan, we would be faced with a shortage of critical components. We also experience from time to time an increase in the lead time for delivery of some of our key components. We may not be able to find alternative sources in a timely manner if suppliers of our key components become unwilling or unable to provide us with adequate supplies of these key components when we need them or if they increase their prices. If we are unable to obtain sufficient key required components, or to develop alternative sources if and as required in the future, or to replace our component and factory tooling for our products in a timely manner if they are damaged or destroyed, we could experience delays or reductions in product shipments. This could harm our relationships with our customers and cause our revenues to decline. Even if we are able to secure alternative sources or replace our tooling in a timely manner, our costs could increase. Any of these events could adversely affect our results of operations.

The value of our deferred tax assets may not be realizable to the extent our future profits are less than we have projected and we may be required to record valuation allowances against previously-booked deferred tax assets, which may have a material adverse effect on our results of operations and our financial condition.

As of January 31, 2012, on a worldwide basis we had net deferred tax assets of $9 million.  Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, capital loss carry-forwards and net operating losses.  We evaluate the realizability of our deferred income tax assets and assess the need for a valuation allowance on an ongoing basis.  In evaluating our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized.  The ultimate realization of our deferred income tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible and before our capital loss carry-forwards and net operating losses expire.  Our assessment of the realizability of our deferred income tax assets requires significant judgment.  Failure to achieve our projections may result in an increase in the valuation allowance in a future period.  Any future increase in the valuation allowance would result in additional income tax expense which could have a material adverse effect on our results of operations and financial condition.

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

Singapore

Our principal subsidiary in Singapore has received tax benefits under the Singapore Pioneer Tax Holiday provision. We received tax benefits of approximately $13.6 million during the twelve months ended October 31, 2011 and $8.3 million during the twelve months ended October 31, 2010. To maintain our eligibility for these benefits, we must meet certain agreed conditions, including maintaining agreed levels of Singapore employees and incurring and documenting total local business spend levels as agreed with the Singapore Economic Development Board. During 2010 we renegotiated the terms and conditions of the Tax Holiday, including an extension of our Tax Holiday through our fiscal year 2012. Although we expect to be able to meet the terms and conditions to maintain our Tax Holiday, if we are not able to achieve or maintain the required conditions, we may lose our eligibility for such benefits. In addition, this Tax Holiday expires October 31, 2012, and we cannot be certain that we will be able to extend such Tax Holiday beyond the current expiration date which could result in our income in Singapore being taxed at the statutory rate of 17% instead of the agreed Pioneer Tax Holiday rate of 0%. A loss of all or part of these tax benefits would adversely affect our results of operations and cash flows.

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

In formulating our solutions, we have focused our efforts on providing our customers with solutions that have high levels of functionality, which requires us to develop and incorporate cutting edge and evolving technologies. This approach tends to increase the risk of obsolescence for products and components we hold in inventory and may compound the difficulties posed by other factors that affect our inventory levels, including the following:

•	the need to maintain significant inventory of components that are in limited supply;

•	buying components in bulk for the best pricing;

•	responding to the unpredictable demand for products;

•	cancellation of customer orders;

•	responding to customer requests for quick delivery schedules; and

•	timing of end-of-life decisions regarding products, including of acquired product lines.

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

As a result of our acquisitions, particularly that of Lipman in November 2006, Hypercom in August 2011 and Point in December 2011, we have recorded significant goodwill and intangible assets on our balance sheet. We test goodwill and intangible assets for impairment on a periodic basis as required, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The events or changes that could require us to test our goodwill and intangible assets for impairment include a reduction in our stock price and market capitalization and changes in our estimated future cash flows, as well as changes in rates of growth in our industry or in any of our reporting units. In the fourth fiscal quarter of 2008, we recorded an impairment charge of $289.1 million for goodwill and developed technology intangible assets due to lower revenue expectations in light of current operating performance and future operating expectations. During the first fiscal quarter of 2009, we concluded that the carrying amount of the North America and Asia reporting units exceeded their implied fair values and recorded an estimated impairment charge of $178.2 million. We finalized the goodwill evaluation process and recorded a $2.7 million reduction of impairment charge during the second quarter of fiscal year 2009. The final goodwill impairment charge was $175.5 million as of April 30, 2009. We have not recorded any further impairment charges since the fiscal quarter ended April 30, 2009.

We will continue to evaluate the carrying value of our goodwill and intangible assets and if we determine in the future that there is a potential further impairment in any of our reporting units, we may be required to record additional charges to earnings which could materially and adversely affect our financial results and could also materially and adversely affect our business. The process of evaluating the potential impairment of goodwill and intangible assets is subjective and requires significant judgment at many points during the analysis and includes estimates of our future cash flows attributable to a reporting unit or asset over its estimated remaining useful life. Any changes in our estimates, such as our estimates of the future cash flows attributable to a reporting unit or asset, or a longer or more significant decline in our market capitalization or the macroeconomic environment, could require us to record additional impairment charges which could materially and adversely affect our financial results. See Note 2. Goodwill and Purchased Intangible Assets in the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information related to impairment of goodwill and intangible assets.

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

We have received, and have currently pending, third-party infringement claims and may receive additional notices of claims of infringement in the future. Infringement claims may cause us to incur significant costs in defending those claims or to settle claims to avoid costly or protracted litigation even if we deem those claims to be without merit. For example, in March 2008, Cardsoft, Inc. and Cardsoft (Assignment for the Benefit of Creditors), LLC commenced an infringement action against us and others, for which a trial is currently set for June 2012. Infringement claims are expensive and time consuming to defend, regardless of the merits or ultimate outcome. Similar claims may result in additional protracted and costly litigation. There can be no assurance that we will prevail in any such actions or that any license required under any such patent or other intellectual property would be made available on commercially acceptable terms, if at all. An unfavorable outcome in any such litigation could materially and adversely impact our financial results, financial condition and cash flows. See Note 13. Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

In addition, many employees in Israel are obligated to perform at least 30 days and up to 40 days, depending on rank and position, of military reserve duty annually and are subject to being called for active duty under emergency circumstances. If a military conflict or war arises, these individuals could be required to serve in the military for extended periods of time. Our operations in Israel could be disrupted by the absence for a significant period of one or more key employees or a significant number of other employees due to military service. Any disruption in our operations in Israel could materially and adversely affect our business.

In addition, disruption of the manufacturing process of our Israeli contract manufacturer or damage to its facility, whether as a result of fire, natural disaster, act of war, terrorist attack, or otherwise, could materially affect our ability to deliver products on a timely basis and could materially and adversely affect our results of operations.

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

During the last several fiscal years, we implemented work force reduction plans reducing the number of employees and contractors in certain areas due to redundancies and shifting business needs, as well as in connection with acquisition-related integration efforts. These reductions have also required that we reassign certain employee duties. Workforce reductions and job reassignments could negatively affect employee morale, and make it difficult to motivate and retain our remaining employees and contractors, which would affect our ability to deliver our products in a timely fashion and otherwise negatively affect our business.

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

Terrorist attacks, war and international political instability may disrupt our ability to generate revenues. Such events may negatively affect our ability to maintain sales revenues and to develop new business relationships. Because a substantial and growing part of our revenues is derived from sales and services to customers outside of the United States and we have our electronic payment systems manufactured outside the United States, terrorist attacks, war and international political instability anywhere may decrease international demand for our products and inhibit customer development opportunities abroad, disrupt our supply chain and impair our ability to deliver our electronic payment systems, which could materially and adversely affect our net revenues or results of operations. Economic and political instability, particularly in the Middle East or OPEC member countries, may also disrupt the cost or supply of fuel which could increase our costs related to shipment and distribution of our products. Any of these events may also disrupt global financial markets and precipitate a decline in the price of our common stock.

Natural or man-made disasters, business interruptions and health epidemics could delay our ability to receive or ship our products, or otherwise disrupt our business.

Our worldwide operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, health epidemics and other natural or man-made disasters or business interruptions. For example, the March 2011 earthquake and tsunami in Japan had a material negative impact in our components supply which resulted in some order fulfillment delays in that quarter. The occurrence of any of these business disruptions could seriously harm our business, our revenue and financial condition and increase our costs and expenses. If our manufacturers' or warehousing facilities are damaged or destroyed, we would be unable to distribute our products on a timely basis, which could harm our business. Our corporate headquarters, and a portion of our research and development activities, are located in California, and other critical business operations and some of our suppliers are located in California and Asia, near major earthquake faults. Certain key servers and information systems are located in Florida, which has in the past experienced major hurricanes and similar extreme weather. Any disruption of our Florida operations could materially affect our operations and harm our business. Moreover, if our computer information systems or communication systems, or those of our vendors or customers, are subject to hacker attacks or other disruptions, our business could suffer. We have not established a comprehensive disaster recovery plan. Our back-up operations may be inadequate and our business interruption insurance may not be enough to compensate us for any losses that may occur. A significant business interruption could result in losses or damages and harm our business since much of our order fulfillment process is automated and the order information is stored on our servers. In addition, we increasingly rely on our computer systems and servers to conduct our business. If our computer systems and servers go down, even for a short period, our ability to serve our customers and fulfill orders would be disrupted and our revenues could be materially and adversely affected, which could cause our stock price to decline significantly.

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

We cannot be sure that we will successfully complete the development and introduction of new solutions or enhancements or that our new solutions will be accepted in the marketplace. We may also fail to develop and deploy new solutions and enhancements on a timely basis. In either case, we may lose market share to our competitors, our solutions could become obsolete and our net revenues and results of operations could suffer.

Our markets are highly competitive and subject to price erosion.

The markets for our system solutions and services are highly competitive, and we have been subject to price pressures. Competition from manufacturers, distributors, new technologies or providers of products similar to or competitive with our system solutions or services could result in price reductions, reduced margins, and a loss of market share or could render our solutions obsolete. For example, First Data Corporation, a leading provider of payments processing services, and one of our largest customers, has developed and continues to develop a series of proprietary electronic payment systems for the U.S. market. Internationally, we face significant downward pressures on prices in China, India and other regions where competition is increasingly fierce in the point-of-sale hardware market including aggressive pricing by some local competitors. Any decrease in our selling prices in order to compete in these markets will negatively impact our revenues, gross margins and results of operations.

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

Risks Related to Our Capital Structure

Our secured credit facility contains restrictive and financial covenants. If we are unable to comply with these covenants, we will be in default. A default could result in the acceleration of our outstanding indebtedness, which would have an adverse effect on our business and stock price.

On December 28, 2011, our principal subsidiary, VeriFone, Inc., entered into a secured credit agreement (the "2011 Credit Agreement") consisting of total senior secured credit facilities of $1.5 billion. The 2011 Credit Agreement consists of a Term A loan facility of $919 million (the "Term A Loan"), a Term B loan facility of $232 million (the "Term B Loan") and a revolving credit facility permitting borrowings of up to $350.0 million (the "Revolving Facility"). These credit facilities were made available (i) to fund a portion of the cash consideration for our acquisition of Point, (ii) to refinance certain existing debt at Point, (iii) to repay all outstanding amounts under our senior secured credit agreement entered into as of October 31, 2006, (iv) to fund an escrow to repay at maturity or upon earlier conversion at the option of the holders thereof our 1.375% senior convertible notes due June 2012, and (v) to pay related fees and expenses as well as for working capital requirements and for other general corporate purposes. As of January 31, 2012, we had outstanding loan balances of $919 million under our Term A Loan, $232 million under our Term B Loan, and $210.0 million drawn on the Revolving Facility. See Note 5. Financings in the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Our 2011 Credit Agreement contains customary covenants that require maintenance of certain specified financial ratios and restrict the ability of certain of our subsidiaries to make certain distributions with respect to their capital stock, prepay other debt, encumber their assets, incur additional indebtedness, make capital expenditures above specified levels, engage in certain business combinations, or undertake various other corporate activities. Therefore, as a practical matter, these covenants restrict our ability to engage in or benefit from such activities. Further, VeriFone, Inc. must achieve certain credit ratings, limit its leverage ratio and maintain interest coverage ratio at or above specified thresholds. In addition, we have, in order to secure repayment of the Term A Loan, Term B Loan and Revolving Facility, pledged a substantial amount of our assets and properties. This pledge may reduce our operating flexibility because it restricts our ability to dispose of these assets or engage in other transactions that may be beneficial to us.

If we are unable to comply with the covenants in our 2011 Credit Agreement, we will be in default, which could result in the acceleration of our outstanding indebtedness. In addition, if our leverage exceeds a certain level set out in our 2011 Credit Agreement, a portion of our excess cash flow must be used to pay down our outstanding Term B loan. If acceleration occurs, we may not be able to repay our debt and we may not be able to borrow sufficient additional funds to refinance our debt. In addition, under the terms of the 2011 Credit Agreement, increases in our leverage ratio could result in increased interest rates and therefore result in higher debt service costs. If we were to default in performance under the 2011 Credit Agreement, we may pursue an amendment or waiver from our lenders, but there can be no assurance that the lenders would grant such an amendment or waiver and, in light of current credit market conditions, any such amendment or waiver requested is likely to be on terms, including additional fees, as well as increased interest rates and other more stringent terms and conditions that would be materially disadvantageous to us. For example, as a result of the delay in our financial reports for the 2007 fiscal year and the first two fiscal quarters of 2008, we were required to obtain amendments to our former credit facility that resulted in an increase in the interest rate payable on our term loan and revolving commitments, as well as increases in the commitment fee for unused revolving commitments and letter of credit fees. We also paid the consenting lenders amendment fees in connection with the amendments.

Our indebtedness and debt service obligations under our 2011 Credit Facility are substantial and may adversely affect our cash flow, cash position, and stock price.

Following our acquisition of Point and the related entry into the 2011 Credit Agreement, our outstanding indebtedness and debt service obligations are substantial. As of January 31, 2012, we had total indebtedness outstanding of $1.36 billion related to our Term A Loan, Term B Loan and Revolving Facility. Principal payments on our Term A Loan facility are required to be repaid in quarterly installments of the following percentages of the original balance outstanding under the Term A Facility: 1.25% for each of the first eight calendar quarters after the closing date of the Credit Facility on December 28, 2011 through the quarter ending December 31, 2013; 2.50% for each of the next eight calendar quarters through the quarter ending December 31, 2015 and 5.00% for each of the calendar quarters ending March 31, 2016, June 30, 2016 and September 30, 2016 with the balance being due at maturity on December 28, 2016. The outstanding principal balance of the Term B Loan is required to be repaid in equal quarterly installments of 0.25% with the balance being due at maturity on December 28, 2018. Outstanding amounts may also be subject to mandatory prepayment with the proceeds of certain asset sales and debt issuances and, in the case of the Term B Loan, from a portion of annual excess cash flows (as determined under the 2011 Credit Agreement). See Note 5. Financings in the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a schedule of the principal payments due under our financings.

We intend to fulfill our debt service obligations from existing cash, investments and operations. A substantial portion of our cash balances and cash generated from operations are held by our foreign subsidiaries. If we decide to distribute or use such cash and cash equivalents outside those foreign jurisdictions, including a distribution to the United States we may be subject to additional taxes or costs. In the future, if we are unable to generate or raise additional cash sufficient to meet our debt service obligations and need to use more of our existing cash than planned or to liquidate investments in order to fund these obligations, we may have to delay or curtail the development and/or the sales and marketing of new payment systems as well as dividends, capital expenditures, investments and acquisitions. If we are unable to generate sufficient cash flows or other sources of liquidity to meet our debt service requirements our lenders may declare a default on the 2011 Credit Agreement which could result in the termination of commitments under the Credit Facilities, the declaration that all outstanding loans are immediately due and payable in whole or in part and the requirement of cash collateral deposits in respect of outstanding letters of credit.

Interest rates applicable to our debt are expected to fluctuate based on economic and market factors that are beyond our control. In particular, all of the outstanding debt under our Credit Facility have a floating interest rate. Any significant increase in market interest rates, and in particular the short-term LIBOR rates, would result in a significant increase in interest expense on our debt, which could negatively impact our net income and cash flows. In addition, interest rates under the 2011 Credit Agreement will fluctuate to some extent based on our leverage ratios.

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

The conditions of the U.S. and international capital markets may have an adverse effect on other financial transactions.

Deterioration in the U.S. and international capital markets has in the past had an adverse effect of certain of our financial transactions. The filing by Lehman Brothers of a voluntary Chapter 11 bankruptcy petition in September 2008 constituted an “event of default” under our note hedge transaction with Lehman Derivatives (which has also filed a voluntary Chapter 11 bankruptcy petition) and the related guaranty by Lehman Brothers. Because we have not replaced this hedge transaction, we are subject to potential dilution on the portion of our Notes that is intended to be covered by the hedge transaction with Lehman Derivatives upon conversion if on the date of conversion the per share market price of our common stock exceeds the conversion price of approximately $44.02 per share. For example, we experienced dilution of 5.0 million shares to diluted earnings per share for the fiscal quarter ended April 30, 2011 because the average price of our common stock during the period exceeded $44.02 per share. Further, if we decided to replace the hedge we could incur significant costs to do so.

In addition, Lehman Commercial Paper, Inc. (“Lehman CP”) was, at the time of its filing of a voluntary Chapter 11 bankruptcy petition in October 2008, a lender to us under a revolving credit facility. As a result of Lehman CP's filing of a voluntary Chapter 11 bankruptcy petition, the revolving credit facility was reduced by the amount of Lehman CP's commitment. Although this revolving credit facility has since been terminated, if other financial institutions that have extended credit commitments to us, including under the Credit Facility, or have entered into hedge, insurance or similar transactions with us are adversely affected by the conditions of the U.S. and international capital markets, they may become unable to fund borrowings under their credit commitments to us or otherwise fulfill their obligations under the relevant transactions, which could have a material and adverse impact on our financial condition and our ability to borrow additional funds, if needed, for working capital, capital expenditures, acquisitions and other corporate purposes.

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

Our stock price has fluctuated substantially since our initial public offering in 2005, for example, due to the announcement of our restatement in December 2007 and during the recent turmoil in the worldwide financial markets. In addition to fluctuations related to VeriFone-specific factors, broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuations in our stock price may include, among other things:

•	actual or anticipated variations in quarterly operating results;

•	changes in financial estimates by us or by any securities analysts who might cover our stock, or our failure to meet the estimates made by securities analysts;

•	uncertainty about current global economic conditions;

•	changes in the market valuations of other companies operating in our industry;

•	announcements by us or our competitors related to significant acquisitions, strategic partnerships or divestitures;

•	additions or departures of key personnel;

•	sales or purchases of our common stock, including sales or purchases of our common stock by our directors and officers or by our principal stockholders; and

•	any issuance of our common stock in connection with any conversion of our Notes. See Part I Item 3. Quantitative and Qualitative Disclosures About Market Risk - Equity Price Risk in this Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS
The following documents are filed as Exhibits to this report:

Exhibit Number	Description
10.1*	Sale and Purchase Agreement dated November 12, 2011 by and between Point Luxembourg Holding S.À.R.L. and Electronic Transactions Group Limited, as Sellers, and VeriFone Nordic AB, as Purchaser.
10.2(1)
Credit Agreement, dated as of December 28, 2011, by and among, inter alia,VeriFone, Inc., VeriFone Intermediate Holdings Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.3(1)	Security Agreement, dated as of December 28, 2011, by and among JPMorgan Chase Bank, N.A., in its capacity as the Collateral Agent, and the VeriFone parties.
10.4(1)	Pledge Agreement, dated as of December 28, 2011, by and among the VeriFone parties and JPMorgan Chase Bank, N.A., in its capacity as the Collateral Agent.
10.5(1)	Guaranty, dated as of December 28, 2011, executed by each of the Guarantors party thereto in favor of JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent.
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**
XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(1)	Filed as an exhibit to the Company's Current Report on Form 8-K, filed January 4, 2012.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIFONE SYSTEMS, INC.

By:	/S/ DOUGLAS G. BERGERON
Douglas G. Bergeron
Chief Executive Officer

By:	/S/ ROBERT DYKES
Robert Dykes
Executive Vice President and Chief Financial Officer
Date: March 9, 2012

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Sale and Purchase Agreement dated November 12, 2011 by and between Point Luxembourg Holding S.À.R.L. and Electronic Transactions Group Limited, as Sellers, and VeriFone Nordic AB, as Purchaser.
10.2(1)
Credit Agreement, dated as of December 28, 2011, by and among, inter alia,VeriFone, Inc., VeriFone Intermediate Holdings Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.3(1)	Security Agreement, dated as of December 28, 2011, by and among JPMorgan Chase Bank, N.A., in its capacity as the Collateral Agent, and the VeriFone parties.
10.4(1)	Pledge Agreement, dated as of December 28, 2011, by and among the VeriFone parties and JPMorgan Chase Bank, N.A., in its capacity as the Collateral Agent.
10.5(1)	Guaranty, dated as of December 28, 2011, executed by each of the Guarantors party thereto in favor of JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent.
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**
XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(1)	Filed as an exhibit to the Company's Current Report on Form 8-K, filed January 4, 2012.