Form 10-K/A
period 2011-10-31
VERIFONE SYSTEMS, INC.
filed 2012-03-22
CIK 1312073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
Form 10-K/A
(Amendment No. 2)
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
DOCUMENTS INCORPORATED BY REFERENCE

None.

VERIFONE SYSTEMS, INC.
FORM 10-K/A
Explanatory Note
This Amendment No. 2 on Form 10-K/A amends the Annual Report on Form 10-K of VeriFone Systems, Inc. for the fiscal year ended October 31, 2011 as originally filed with the Securities and Exchange Commission on December 23, 2011 (the “Original Filing”). The Original Filing was previously amended by Amendment No. 1 on Form 10-K/A filed on February 28, 2012 to provide the disclosures in Part III of the Original Filing which was previously expected to be incorporated by reference from our 2012 Annual Meeting Proxy Statement.
This Form 10-K/A amends the Original Filing solely to correct the inadvertent omission of the reference to our registration statements on Form S-3 in the Consent of Independent Registered Public Accounting Firm filed as Exhibit 23.1 to the Original Filing. The corrected Consent of Independent Registered Public Accounting Firm is filed as Exhibit 23.1 hereto. This Form 10-K/A also amends Item 15 of Part IV to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended. Because this Form 10-K/A includes no financial statements, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Except for the amendment described above, we have not modified or updated disclosures presented in the Original Filing in this Form 10-K/A. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures affected by subsequent events. Information in our Original Filing and Amendment No. 1 thereto not affected by this amendment remains unchanged and reflects the disclosures made at the time such filings were filed. Therefore, this Form 10-K/A should be read in conjunction with any documents incorporated by reference therein and our filings made with the SEC subsequent to the Original Filing.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) No financial statements are filed with this Annual Report on Form 10-K/A. These items were included as part of the original filing of our Annual Report on December 23, 2011.
(a)(3) Exhibits.
The documents set forth below are filed herewith or incorporated by reference to the location indicated:

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

45(11)	Indenture related to the 1.375% Senior Convertible Notes due 2012, dated as of June 22, 2007, between VeriFone Holdings, Inc. and U.S. Bank National Association, as trustee.
4.6(11)	Registration Rights Agreement, dated as of June 22, 2007, between VeriFone Holdings, Inc. and Lehman Brothers Inc. and J.P. Morgan Securities Inc.
10.1(2)
Purchase Agreement, dated as of July 1, 2002, by and among VeriFone Holdings, Inc., GTCR Fund VII, L.P., GTCR Co-Invest, L.P., TCW/Crescent Mezzanine Partners III, L.P., TCW/Crescent Mezzanine Trust III, TCW/Crescent Mezzanine Partners III Netherlands, L.P. and TCW Leveraged Income Trust IV, L.P.

10.1.1(4)	Form of Amendment No. 1 to Purchase Agreement.
10.2(1)+	Senior Management Agreement, dated as of July 1, 2002, among VeriFone Holdings, Inc., VeriFone, Inc. and Douglas G. Bergeron.
10.2.1(2)+	Amendment to Senior Management Agreement, dated as of June 29, 2004, by and among VeriFone Holdings, Inc., VeriFone, Inc. and Douglas G. Bergeron.
10.3(1)+	Amendment to Senior Management Agreement, dated as of December 27, 2004, by and among VeriFone Holdings, Inc., VeriFone, Inc. and Douglas Bergeron.
10.4(1)+	2002 Securities Purchase Plan.
10.5(1)+	New Founders' Stock Option Plan.
10.6(3)+	Outside Directors' Stock Option Plan.
10.7(1)	Patent License Agreement, effective as of November 1, 2004, by and between NCR Corporation and VeriFone, Inc.
10.8(6)+	2005 Employee Equity Incentive Plan.
10.9(5)+	Form of Indemnification Agreement.
10.10(18)+	Amended and Restated VeriFone Systems, Inc. (formerly, VeriFone Holdings, Inc.) 2006 Equity Incentive Plan.

10.11(7)+	Amended and Restated VeriFone Bonus Plan.
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

10.13(9)+	Lipman Electronic Engineering Ltd. 2003 Stock Option Plan.
10.14(9)+	Lipman Electronic Engineering Ltd. 2004 Stock Option Plan.
10.15(9)+	Lipman Electronic Engineering Ltd. 2004 Share Option Plan.
10.16(9)+	Amendment to Lipman Electronic Engineering Ltd. 2004 Share Option Plan.
10.17(9)+	Lipman Electronic Engineering Ltd. 2006 Share Incentive Plan.
10.18(10)+	Amended and Restated Employment Agreement, dated January 4, 2007, among VeriFone Holdings, Inc., VeriFone, Inc., and Douglas G. Bergeron.
10.19(11)	Confirmation of Convertible Note Hedge Transaction, dated June 18, 2007, by and between VeriFone Holdings, Inc. and Lehman Brothers OTC Derivatives Inc.
10.20(11)	Confirmation of Convertible Note Hedge Transaction, dated June 18, 2007, by and between VeriFone Holdings, Inc. and JPMorgan Chase Bank, National Association, London Branch.
10.21(11)	Confirmation of Warrant Transaction, dated June 18, 2007, by and between VeriFone Holdings, Inc. and Lehman Brothers OTC Derivatives Inc.
10.22(11)	Confirmation of Warrant Transaction, dated June 18, 2007, by and between VeriFone Holdings, Inc. and JPMorgan Chase Bank, National Association, London Branch.
10.23(11)	Amendment to Confirmation of Warrant Transaction, dated June 21, 2007, by and between VeriFone Holdings, Inc. and Lehman Brothers OTC Derivatives Inc.
10.24(11)	Amendment to Confirmation of Warrant Transaction, dated June 21, 2007, by and between VeriFone Holdings, Inc. and JPMorgan Chase Bank, National Association, London Branch.
10.25(12)+	Confidential Separation Agreement, dated August 2, 2007, between VeriFone Holdings, Inc. and William G. Atkinson
10.26(13)+	First Amendment and Waiver to Credit Agreement, dated as of January 25, 2008.
10.27(15)	Second Amendment to Credit Agreement, dated as of April 28, 2008.
10.28(16)	Third Amendment to Credit Agreement, dated as of July 31, 2008.
10.29(17)+	Offer Letter between VeriFone Holdings, Inc. and Robert Dykes.
10.30(17)+	Severance Agreement, dated September 2, 2008, between VeriFone Holdings, Inc. and Robert Dykes.
10.31(17)+	Amended and Restated Employment Agreement, Dated as of April 8, 2009, among VeriFone Holdings, Inc., VeriFone, Inc. and Douglas G. Bergeron.
21.1(22)	List of subsidiaries of VeriFone.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(22)	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.
+ Indicates a management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-121947), filed February 23, 2005.

(2)	Filed as an exhibit to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (File No. 333-121947), filed March 28, 2005.

(3)	Filed as an exhibit to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-121947), filed April 18, 2005.

(4)	Filed as an exhibit to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 (File No. 333-121947), filed April 21, 2005.

(5)	Filed as an exhibit to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 (File No. 333-121947), filed April 29, 2005.

(6)	Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (File No. 333-124545), filed May 2, 2005.

(7)	Filed as an annex to the Registrant's Definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, filed May

19, 2011.

(8)	Filed as an exhibit to the Registrant's Current Report on Form 8-K, filed November 1, 2006.

(9)	Incorporated by reference in the Registrant's Registration Statement on Form S-8 (File No. 333-138533), filed November 9, 2006.

(10)	Filed as an exhibit to the Registrant's Current Report on Form 8-K, filed January 4, 2007.

(11)	Filed as an exhibit to the Registrant's Current Report on Form 8-K, filed June 22, 2007.

(12)	Filed as an exhibit to the Registrant's Current Report on Form 8-K, filed August 3, 2007.

(13)	Filed as an exhibit to the Registrant's Current Report on Form 8-K, filed January 29, 2008.

(14)	Filed as an exhibit to the Registrant's Current Report on Form 8-K, filed April 3, 2008.

(15)	Filed as an exhibit to the Registrant's Current Report on Form 8-K, filed April 29, 2008.

(16)	Filed as an exhibit to the Registrant's Current Report on Form 8-K, filed July 31, 2008.

(17)	Filed as an exhibit to the Registrant's Current Report on Form 8-K, filed September 3, 2008.

(18)	Filed as an annex to the Registrant's Definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, filed May 19, 2011.

(19)	Filed as an exhibit to the Registrant's Current Report on Form 8-K, filed April 9, 2009.

(20)	Filed as an exhibit to the Registrant's Current Report on Form 8-K, filed November 19, 2010.

(21)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K, filed December 21, 2010.

(22)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K, filed December 23, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to the Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIFONE SYSTEMS, INC.

BY:	/S/ DOUGLAS G. BERGERON
Douglas G. Bergeron,
Chief Executive Officer
March 22, 2012