Form 10-Q/A
period 2012-01-31
VERIFONE SYSTEMS, INC.
filed 2012-04-10
CIK 1312073

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q of VeriFone Systems, Inc. for the fiscal quarter ended January 31, 2012 as originally filed with the Securities and Exchange Commission on March 12, 2012 (the “Original Filing”). This Form 10-Q/A amends the Original Filing solely to correct two typographical errors in the Original Filing consisting of extraneous data that was inadvertently included due to a formatting error in the tables. This amendment corrects the Original Filing by striking the extraneous data as follows:

1.	On page 11 of the Original Filing in the two tables presented under the caption “Acquisition-related Costs” of the Notes to Condensed Consolidated Financial Statements, the numbers included as the second column do not form part of the tabular disclosures or totals and are stricken in their entirety. This correction is marked below and the corrected text appears on page 15 of this amendment:

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

The following table presents a summary of acquisition related and other expenses for the three months ended January 31, 2012 as follows (in thousands):

	Transaction Costs		Integration Costs	Total
Cost of net revenues	$—	~~34~~	$2,368	$2,368
Research and development	—	~~17~~	1,859	1,859
Sales and marketing	118		777	895
General and administrative	6,934	~~17,711~~	5,568	12,502

	$7,052		$10,572	$17,624

The following table presents a summary of acquisition related and other expenses for the three months ended January 31, 2011 as follows (in thousands):

	Transaction Costs		Integration Costs	Total
Cost of net revenues	$—	~~34~~	$21	$21
Research and development	1	~~17~~	3	4
Sales and marketing	82		15	97
General and administrative	2,661	~~17,711~~	98	2,759

	$2,744		$137	$2,881

2.	On page 44 of the Original Filing in the Contractual Commitments disclosures of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the duplicative second caption “Contractual Commitments” and the text immediately following that caption up until, but not including the table headers below such caption is deleted. This correction is marked below and the corrected text appears on pages 72-73 of this amendment:

Contractual Commitments

The following table summarizes our contractual obligations as of January 31, 2012 (in thousands):

~~Contractual Commitments~~

~~The following table summarizes our contractual obligations as of October 31, 2011 (in thousands):~~

~~Interest in the above table has been calculated using the rate in effect at October 31, 2011.~~

~~We expect that we will be able to fund our remaining obligations and commitments with cash flows from our operations. To the extent we are unable to fund these obligations and commitments with cash flows from operations, we intend to fund these obligations and commitments with proceeds from the $25 million available under our revolving loan under our secured credit facility or future debt or equity financings.~~

	For the Fiscal Years Ending October 31,
	2012 (Remaining 9 months)	2013	2014	2015	2016	Thereafter	Total
Term A Loan (including interest) (1)	$51,392	$67,498	$100,504	$109,737	$177,802	$505,175	$1,012,108
Term B Loan (including interest) (1)	8,262	8,671	10,238	10,157	10,098	237,047	284,473
Revolving credit facility (1)	—	—	—	—	—	210,000	210,000
Senior convertible notes (including interest)	284,840	—	—	—	—	—	284,840
Capital lease obligations and other loans	79	65	52	41	40	522	799
Operating leases	26,621	19,675	14,993	9,937	6,659	8,305	86,190
Minimum purchase obligations	128,675	12,832	—	—	—	—	141,507

	$499,869	$108,741	$125,787	$129,872	$194,599	$961,049	$2,019,917

(1)	Interest in the above table has been calculated using the rate in effect at January 31, 2012.

This Form 10-Q/A also amends Item 6 of Part II to include new certifications by our principal executive officer and principal financial officer under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended. The XBRL documents as originally filed did not contain the extraneous data and therefore have not been changed; accordingly, the XBRL documents have not been re-filed with this Form 10-Q/A.

Except for the amendment described above, we have not modified or updated disclosures presented in the Original Filing in this Form 10-Q/A. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures affected by subsequent events. Information in our Original Filing not affected by this amendment remains unchanged and reflects the disclosures made at the time such filings were filed. This Form 10-Q/A should be read in conjunction with the Original Filing, any documents incorporated by reference herein and therein and our filings made with the SEC subsequent to the Original Filing.

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
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$379,979	$594,562
Accounts receivable, net of reserves of $5,613 and $5,658	302,559	294,440
Inventories	171,414	144,316
Restricted cash and cash equivalents	279,965	4
Deferred income tax assets	40,607	39,040
Prepaid expenses and other current assets	106,510	88,086

Total current assets	1,281,034	1,160,448
Property, plant and equipment, net	77,884	65,504
Purchased intangible assets, net	828,952	263,767
Goodwill	1,203,287	561,414
Deferred tax assets	221,404	205,496
Debt issuance costs, net	40,998	2,749
Other assets	94,639	54,183

Total assets	$3,748,198	$2,313,561

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$152,279	$144,278
Income taxes payable	9,066	9,116
Accrued compensation	49,697	51,515
Accrued warranty	17,055	20,358
Deferred revenue, net	97,715	68,824
Deferred tax liabilities	9,297	4,960
Accrued expenses	80,690	74,775
Other current liabilities	88,188	57,399
Senior convertible notes	271,080	266,981
Short-term debt	53,191	5,074

Total current liabilities	828,258	703,280
Deferred revenue, net	33,178	31,467
Long-term debt	1,313,175	211,756
Deferred tax liabilities	243,801	92,594
Other long-term liabilities	75,435	78,971

Total liabilities	2,493,847	1,118,068

Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	900	855
Stockholders’ equity:
VeriFone Systems, Inc. stockholders’ equity:
Preferred Stock: 10,000 shares authorized as of January 31, 2012 and October 31, 2011; no shares issued and outstanding as of January 31, 2012 and October 31, 2011	—	—
Common stock: $0.01 par value, 200,000 shares authorized as of January 31, 2012 and October 31, 2011; 106,488 and 105,826 shares issued and 106,359 and 105,697 outstanding as of January 31, 2012 and October 31, 2011	1,065	1,058
Additional paid-in capital	1,486,477	1,468,862
Accumulated deficit	(272,179)	(269,056)
Accumulated other comprehensive loss	329	(6,671)

Total VeriFone Systems, Inc. stockholders’ equity	1,215,692	1,194,193
Noncontrolling interests in subsidiaries	37,759	445

Total stockholders’ equity	1,253,451	1,194,638

Total liabilities and equity	$3,748,198	$2,313,561

*	Derived from audited consolidated financial statements.

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

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Principles of Consolidation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of VeriFone Systems, Inc. (“we,” “us,” “our,” “VeriFone,” and “the Company” refer to VeriFone Systems, Inc. and all of its subsidiaries) as of January 31, 2012 and October 31, 2011, and for the three months ended January 31, 2012 and 2011, have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, we have omitted certain information and notes normally provided in our annual consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of our financial position and results of operations for the interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011. The results of operations for the three months ended January 31, 2012 are not necessarily indicative of the results expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated. Amounts pertaining to the noncontrolling ownership interests held by third parties in the operating results and financial position of our majority-owned subsidiaries are reported as noncontrolling interests.

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

Note 2. Business Combinations

Point Acquisition

On December 30, 2011, we completed our acquisition of Electronic Transaction Group Nordic Holding AB, a Swedish company operating the Point International business (collectively, “Point”), Northern Europe’s largest provider of payment and gateway services and solutions for retailers for a purchase price of approximately €600.0 million plus payoff of Point outstanding debt ($1,024.5 million at the close date). The source of funds for the cash consideration was a new credit agreement provided by a syndicate of banks (“the 2011 Credit Agreement”). See Note 5. Financings in the Notes to Condensed Consolidated Financial Statements for information on the 2011 Credit Agreement.

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

We acquired Point to, among other things, provide a broader set of product and service offerings to customers globally, especially in the Northern European markets. For the three months ended January 31, 2012, we estimate that our total net revenues increased approximately $14.5 million due to the sale of Point products and services. For the three months ended January 31, 2012, the acquisition of Point negatively impacted our operating income by approximately $6.1 million which included management’s allocations and estimates of expenses that were not separately identifiable due to our integration activities, non-recurring charges associated with the step-down in deferred revenue, amortization, and acquisition and integration expenses.

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

Goodwill is calculated as the excess of the consideration transferred over the identifiable net assets and represents future benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the acquisition of Point includes the expected synergies and other benefits that we believe will result from combining the operations of Point with the operations of VeriFone and the value of the going-concern element of Point’s business (which represents the higher rate of return on the assembled collection of net assets versus if VeriFone acquired all of the net assets separately). We generally do not expect the goodwill recognized to be deductible for income tax purposes. The assignment of goodwill to reporting units has not been completed as of this filing date.

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

Developed software technology represents the fair values of Point’s proprietary technologies, processes, patents and trade secrets related to the design of Point’s products that have reached technological feasibility and are a part of Point’s product lines.

Some of the more significant estimates and assumptions inherent in the estimates of the fair values of identifiable intangible assets include all assumptions associated with forecasting product profitability from the perspective of a market participant. Specifically:

•

Revenue—we use historical, forecast and industry or other sources of market data, including the number of units to be sold, selling prices, market penetration, market share and year-over-year growth rates over the product life cycles.

•

Cost of sales, research and development expenses, sales and marketing expenses and general administrative expenses—we use historical, forecast, industry and other sources of market data, including any expected synergies that can be realized by a likely buyer.

•	Estimated life of the asset—we assess the asset’s life cycle by considering the impact of technology changes and applicable payment security compliance/regulatory requirements.

•

Discount rates—we use a discount rate that is based on the weighted average cost of capital with adjustments to reflect the risks associated with the specific intangible assets, such as country risks and commercial risks.

•	Customer attrition rates—we use historical and forecast data to determine the customer attrition rates and the expected customer life.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. As discussed above, fair values assigned to certain assets acquired and liabilities assumed are preliminary and thus subject to change (in thousands):

	ChargeSmart	Show Media	Global Bay	Total
Acquisition date	January 3, 2012	November 1, 2011	November 1, 2011
Assets acquired (liabilities assumed), net	$(4,225)	$1,593	$(5,028)	$(7,660)
Intangible assets (1)	9,770	6,660	14,490	30,920
Goodwill (2)	13,829	19,871	18,050	51,750

Total purchase price	$19,374	$28,124	$27,512	$75,010

Explanatory notes:

(1)	Intangible assets included developed technology, customer relationships, non-compete agreement, trademarks and in process research and development of $19.7 million, $6.6 million, $3.0 million, $0.9 million and $0.8 million, respectively, which are amortized over their estimated useful lives of 1 to 10 years.
(2)	Goodwill is generally not expected to be tax deductible for ChargeSmart and Global Bay, but is expected to be deductible for tax purposes for Show Media. The amount of Goodwill resulted primarily from our expectation of increased value resulting from the integration of the acquired companies’ product offerings with our product offerings.

Fiscal Year 2011 Acquisitions

Hypercom Corporation

On August 4, 2011, we completed our acquisition of Hypercom, a provider of electronic payment solutions and value-added services at the point of transaction, by means of a merger of one of our wholly-owned subsidiaries with and into Hypercom such that Hypercom became a wholly-owned subsidiary of VeriFone following the merger. We acquired Hypercom to, among other things, provide a broader set of product and service offerings to customers globally. We have included the financial results of Hypercom in our Consolidated Financial Statements from the date of acquisition. For the three months ended January 31, 2012, we estimate that our total net revenues increased approximately $73.5 million due to the sale of Hypercom products and services. Other revenue and earnings contributions from Hypercom were not separately identifiable due to our integration activities. The total fair value of consideration transferred was $644.6 million which consisted of $557.1 million VeriFone stock issues, $16.2 million for the fair value of stock options assumed and $71.2 million for the cash used to repay Hypercom’s long term debt. We recorded the preliminary fair value of assets acquired and liabilities assumed of approximately $363.5 million of goodwill, $210.7 million of intangible assets and $70.3 million net tangible assets. There were no material changes to the fair values assigned for the three months ended January 31, 2012.

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

The following table presents a summary of acquisition related and other expenses for the three months ended January 31, 2012 as follows (in thousands):

	Transaction Costs	Integration Costs	Total
Cost of net revenues	$—	$2,368	$2,368
Research and development	—	1,859	1,859
Sales and marketing	118	777	895
General and administrative	6,934	5,568	12,502

	$7,052	$10,572	$17,624

The following table presents a summary of acquisition related and other expenses for the three months ended January 31, 2011 as follows (in thousands):

	Transaction Costs	Integration Costs	Total
Cost of net revenues	$—	$21	$21
Research and development	1	3	4
Sales and marketing	82	15	97
General and administrative	2,661	98	2,759

	$2,744	$137	$2,881

Note 3. Goodwill and Purchased Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	Three Months Ended January 31, 2012	Year Ended October 31, 2011
Balance at October 31, 2011	$561,414	$169,322
Additions related to acquisitions	646,377	392,723
Adjustments related to prior acquisitions	(3,129)	622
Currency translation adjustments	(1,375)	(1,253)

Balance at January 31, 2012	$1,203,287	$561,414

Based on our review for potential indicators of impairment performed during the three months ended January 31, 2012 and the fiscal year ended October 31, 2011, there were no indicators of impairment.

As of both January 31, 2012 and October 31, 2011, we had accumulated goodwill impairment losses of $372.4 million and $65.5 million in our International and North America segments, respectively.

Purchased Intangible Assets

Purchased intangible assets consisted of the following (in thousands, except weighted-average useful life):

	January 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life
Customer relationships	$687,578	$(32,666)	$654,912	8.4
Developed and core technology	$254,321	$(119,127)	$135,194	4.2
In-process research and development	19,304	—	19,304	Indefinite
Trade name	17,489	(1,288)	16,201	4.0
Internal use software	3,031	(2,615)	416	3.6
Non-Compete	3,000	(75)	2,925	10.0

	$984,723	$(155,771)	$828,952

	October 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life
Developed and core technology	$187,193	$(114,112)	$73,081	4.0
In-process research and development	19,021	—	19,021	Indefinite
Trade name	2,692	(897)	1,795	3.3
Internal use software	3,031	(2,418)	613	3.6
Customer relationships	185,872	(16,615)	169,257	5.5

	$397,809	$(134,042)	$263,767

Amortization of purchased intangible assets for the three months ended January 31, 2012 and 2011 was allocated as follows (in thousands):

	Three Months Ended January 31,
	2012	2011
Included in cost of net revenues	$8,489	$4,859
Included in general and administrative expenses	13,615	2,316

	$22,104	$7,175

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

Inventories

Inventories consisted of the following (in thousands):

	January 31, 2012	October 31, 2011
Raw materials	$43,244	$37,216
Work-in-process	456	859
Finished goods	127,714	106,241

Total inventories	$171,414	$144,316

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	January 31, 2012	October 31, 2011
Prepaid taxes	$37,608	$18,490
Other prepaid expenses	37,958	34,111
Assets held for sale	4,148	—
Investments in equity securities and warrants	5,988	6,132
Receivables from sales of Hypercom divested businesses	7,082	13,984
Sales-type lease receivables	4,547	3,340
Other receivables	6,707	9,696
Other current assets	2,472	2,333

Total prepaid expenses and other current assets	$106,510	$88,086

Accrued Warranty

Activity related to accrued warranty consisted of the following (in thousands):

	Three Months Ended January 31, 2012	Year Ended October 31, 2011
Balance at beginning of period	$22,032	$12,747
Warranty charged to cost of net revenues	3,083	17,888
Utilization of warranty accrual	(5,889)	(16,573)
Acquired warranty obligations	348	7,139
Change in estimates	(1,142)	831

Balance at end of period	18,432	22,032
Less current portion	(17,055)	(20,358)

Long-term portion	$1,377	$1,674

Deferred Revenue, net

Deferred revenue, net consisted of the following (in thousands):

	January 31, 2012	October 31, 2011
Deferred revenue	$145,949	$113,154
Deferred cost of revenue	(15,056)	(12,863)

	130,893	100,291
Less current portion	(97,715)	(68,824)

Long-term portion	$33,178	$31,467

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	January 31, 2012	October 31, 2011
Accrued liabilities for contingencies	$44,429	$30,561
Deferred acquisition consideration payable—current portion	27,974	5,681
Restructuring liabilities—current portion	2,192	5,137
Unfavorable lease contracts accrual	3,028	3,793
Customer deposits	4,468	4,501
Other current liabilities	$6,097	$7,726

Total other current liabilities	$88,188	$57,399

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	January 31, 2012	October 31, 2011
Other tax liabilities	$44,165	$51,918
Retirement and pension obligations	9,927	10,292
Deferred acquisition consideration payable—non-current portion	7,976	5,125
Accrued warranties	1,377	1,674
Other liabilities	11,990	9,962

Total other long-term liabilities	$75,435	$78,971

Noncontrolling Interests in Subsidiaries

Changes in our Noncontrolling interest in subsidiaries are set forth below (in thousands):

	January 31, 2012	October 31, 2011
Noncontrolling interests in subsidiaries at beginning of period	$445	$572
Additions due to acquisitions	37,132	—
Distributions to owners	(135)	(418)
Net income attributable to noncontrolling interests in subsidiaries, net	317	291

Noncontrolling interests in subsidiaries at end of period	$37,759	$445

Other Income (Expense), net

Other income (expense), net consisted of the following (in thousands):

	Three Months Ended January 31,
	2012	2011
Foreign currency exchange (losses), net	$(21,005)	$(259)
Gain on bargain purchase of a business, net	—	1,476
Other income (expense), net	(193)	434

Total other income (expense), net	$(21,198)	$1,651

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

Note 5. Financings

Our financings as of January 31, 2012 and October 31, 2011 consisted of the following (in thousands):

	January 31, 2012	October 31, 2011
2011 Credit Agreement
Term A loan	$918,500	$—
Term B loan	231,500	—
Revolving loan	210,000	—
2006 Credit Agreement—Term B loan	—	216,250
Senior convertible notes	271,080	266,981
Point overdraft facility	4,620	—
Other	1,746	580

Total borrowings	1,637,446	483,811
Short-term debt	(324,271)	(272,055)

Long-term debt	$1,313,175	$211,756

2011 Credit Agreement

A syndicate of banks has committed to provide VeriFone, Inc., our main operating subsidiary, up to 1.5 billion, of which $1.45 billion was funded at December 28, 2011 (the “Effective Date”), under the 2011 Credit Agreement. The loans, supplemented by our cash on hand, funded the acquisition of Point, repaid our existing Term B Loan and funded an escrow account to pay the interest and principal of the 1.375% Senior Convertible Notes due June 2012.

The key terms of the 2011 Credit Agreement are as follows:

•

The 2011 Credit Agreement is made up of a Term A loan, a Term B loan and a Revolving loan. The Term A loan is in the amount of $918.5 million, the Term B loan is in the amount of $231.5 million, and the Revolving loan is in the amount of $350.0 million.

•

At VeriFone, Inc.’s option, the Term A loan, Term B loan and the Revolving loan bear interest at a “Base Rate” or “Eurodollar Rate” plus an applicable margin. Base Rate loans bear interest at a per annum rate equal to a margin over the greater of the Federal Funds rate plus 0.50% or the JP Morgan prime rate or the one-, two-, three- or six-month (or, in certain circumstances, nine-, twelve- or less than one month) LIBOR rate plus 1.00%. For the Base Rate Term A loan and Revolving loan, the margin varies between 1.00% to 2.00% depending upon our consolidated leverage ratio and is initially 1.75%. For the Base Rate Term B loan, the margin varies between 2.00% to 2.25% depending upon our consolidated leverage ratio and is initially 2.25% with a minimum LIBOR floor rate of 1.00%. Eurodollar Rate loans bear interest at a margin over the one-, two-, three- or six-month LIBOR rate. For the Eurodollar Term A Loan and Revolving loan, the margin varies between 2.00% to 3.00% depending upon our consolidated leverage ratio and is initially 2.75%. The margin for the Eurodollar Rate Term B loan varies between 3.00% to 3.25% depending upon our consolidated leverage ratio and is initially 3.25% with a minimum LIBOR floor rate of 1.00%.

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

•

The 2011 Credit Agreement contains certain representations and warranties, certain affirmative covenants, certain negative covenants, certain financial covenants and certain conditions that are customarily required for similar financings. These covenants include, among others:

•	A restriction on incurring additional indebtedness, subject to specified permitted debt;

•	A restriction on creating certain liens;

•	A restriction on mergers and consolidations, subject to specified exceptions;

•	A restriction on certain investments, subject to certain exceptions and a suspension if VeriFone, Inc. achieves certain credit ratings; and

•	A restriction on entering into certain transactions with affiliates.

•

Pursuant to a Guaranty, dated as of December 28, 2011 (the “Guaranty”), among certain wholly-owned domestic subsidiaries of VeriFone, Inc. identified therein (the “Guarantors”), obligations under the 2011 Credit Agreement are guaranteed by the Guarantors. Pursuant to a Security Agreement and a Pledge Agreement, each dated as of December 28, 2011 (the “Collateral Agreements”) among VeriFone, Inc. and the Guarantors on the one hand and JPMorgan, as collateral agent, on the other hand, obligations under the 2011 Credit Agreement, and the guarantees of such obligations are also secured by a first priority lien and security interest, subject to customary exceptions, in certain assets of VeriFone, Inc. and the Guarantors and equity interests owned by VeriFone, Inc. and the Guarantors in certain of their respective domestic and foreign subsidiaries (limited, in the case of foreign subsidiaries, to 65% of the voting stock of such subsidiaries). Certain equity interests owned by existing and subsequently acquired subsidiaries may also be pledged in the future. Other existing and subsequently acquired or newly-formed domestic subsidiaries of VeriFone, Inc. and the Guarantors, may become Guarantors in the future.

•

VeriFone, Inc. will pay an undrawn commitment fee ranging from 0.25% to 0.50% (depending on VeriFone, Inc.’s leverage ratio) on the unused portion of the Revolving loan. For letters of credit issued under the Revolving loan, VeriFone, Inc. will pay upon the aggregate face amount of each letter of credit a fronting fee to be agreed to the issuer of the letter of credit together with a fee on all outstanding letters of credit at a per annum rate equal to the margin then in effect with respect to LIBOR-based loans under the Revolving loan.

•

The outstanding principal balance of the Term A loan is required to be repaid in quarterly installments of the following percentages of the original balance outstanding under the Term A loan: 1.25% for each of the first eight calendar quarters after the Effective Date through the quarter ending December 31, 2013; 2.50% for each of the next eight calendar quarters through the quarter ending December 31, 2015 and 5.00% for each of the calendar quarters ending March 31, 2016, June 30, 2016 and September 30, 2016 with the balance being due at maturity on December 28, 2016. The outstanding principal balance of the Term B loan is required to be repaid in equal quarterly installments of 0.25% with the balance being due at maturity on December 28, 2018. The Revolving loan will terminate on December 28, 2016. Outstanding amounts may also be subject to mandatory prepayment with the proceeds of certain asset sales and debt issuances and, in the case of the Term B loan only, from a portion of annual excess cash flows (as determined under the 2011 Credit Agreement) depending on VeriFone Inc.’s leverage ratio.

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

1.375% Senior Convertible Notes

On June 22, 2007, we issued and sold $316.2 million aggregate principal amount of 1.375% Senior Convertible Notes due in June 2012 (the “Notes”.) The net proceeds from the offering, after deducting transaction costs, were approximately $307.9 million. We incurred approximately $8.3 million of debt issuance costs. The transaction costs, consisting of the initial purchasers’ discounts and offering expenses, were primarily recorded in debt issuance costs, net and are being amortized to interest expense using the effective interest method over five years. The Notes are effectively subordinated to any secured indebtedness to the extent of the value of the related collateral and structurally subordinated to indebtedness and other liabilities of our subsidiaries including any secured indebtedness of such subsidiaries.

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

Point Overdraft Facility

The 51% majority owned subsidiary of Point, Babs Paylink AB, has an unsecured overdraft facility with Swedbank, the 49% shareholder of Babs Paylink AB that terminates in December 2012. The overdraft facility limit is Swedish Kroner (“SEK”) 60.0 million (approximately $8.9 million). The interest rate is the bank’s published rate plus a margin of 2.55%. At January 31, 2012, the interest rate was 4.67% . There is a 0.25% commitment fee payable annually in advance, and the overdraft facility is renewable annually on December 31. As of January 31, 2012, SEK 31.1 million (approximately $4.6 million) was outstanding and SEK 28.9 million (approximately $4.3 million) was available.

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

Assets Measured and Recorded at Fair Value on a Recurring Basis

There have been no transfers between fair value measurement levels during the three months ended January 31, 2012. The following table presents our assets and liabilities that were measured at fair value on a recurring basis as of January 31, 2012 and October 31, 2011, classified by the level within the fair value hierarchy (in thousands):

	January 31, 2012
	Carrying Value	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$58,571	$58,571	$—	$—
Marketable equity investment (2)	5,350	5,350	—	—
Israeli severance funds (3)	2,004	—	2,004	—
Equity warrants (4)	633	—	633	—
Foreign exchange forward contracts (5)	1	—	1	—
Assets held for sale (6)	4,148	—	4,148	—

Total assets measured and recorded at fair value	$70,707	$63,921	$6,786	$—

Liabilities
Acquisition related earn-out payables (7)	$25,826	$—	$—	$25,826
Foreign exchange forward contracts (5)	415	—	415	—

Total liabilities measured and recorded at fair value	$26,241	$—	$415	$25,826

	October 31, 2011
	Carrying Value	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$186,530	$186,530	$—	$—
Marketable equity investment (2)	5,450	5,450	—	—
Israeli severance funds (3)	2,097	—	2,097	—
Equity warrants (4)	682	—	682	—
Foreign exchange forward contracts (5)	58	—	58	—

Total assets measured and recorded at fair value	$194,817	$191,980	$2,837	$—

Liabilities
Acquisition related earn-out payables (7)	$6,728	$—	$—	$6,728
Foreign exchange forward contracts (5)	314	—	314	—

Total liabilities measured and recorded at fair value	$7,042	$—	$314	$6,728

Explanatory footnotes:

1.	Money market funds are classified as Level 1 because the funds are valued using quoted market prices.
2.	The marketable equity investment is classified as Level 1 because it is valued using quoted market prices.
3.	The Israeli severance funds are classified as Level 2 because there are no quoted market prices, but the fund managers provide a daily redemption value for each of the investments that make up the funds.

4.	The equity warrants are classified as Level 2 because they are valued using the Black-Scholes valuation model considering quoted market prices for the underlying shares, the Treasury risk free interest rate, historic volatility and the remaining contractual term of the warrant.

5.	The foreign exchange forward contracts are classified as Level 2 because they are valued using quoted market prices and other observable data for similar instruments in an active market.

6.	Assets held for sale are classified as Level 2 because they are measured at fair value, using inputs consisting of recent offers made by third parties to purchase the properties. Assets held for sale were included in Prepaid expenses and other current assets.

7.	The acquisition related earn-out payables are classified as Level 3 because we use a probability-weighted expected payout model to determine the expected payout and an appropriate discount rate to calculate the fair value. The key assumptions in applying the approach are the internally forecasted sales and contributions for the acquired businesses, the probability of achieving the sales and contribution targets and an appropriate discount rate.

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

The following details the computation of net income (loss) per common share (in thousands, except per share data):

	Three Months Ended January 31,
	2012	2011
Basic and diluted net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Numerator:
Net income (loss) attributable to VeriFone Systems, Inc. stockholders	$(2,773)	$31,955

Denominator:
Weighted average shares attributable to VeriFone Systems, Inc. stockholders—basic	105,833	87,090
Weighted average effect of dilutive securities:
Stock options, RSUs and RSAs	—	4,231

Weighted average shares attributable to VeriFone Systems, Inc. stockholders—diluted	105,833	91,321

Net income (loss) attributable to VeriFone Systems, Inc. stockholders:
Basic	$(0.03)	$0.37

Diluted	$(0.03)	$0.35

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

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 received an unfavorable administrative decision on a tax enforcement action against it filed by the municipality of Curitiba for collection of alleged services tax deficiency. An appeal against this unfavorable administrative decision was filed in a judicial proceeding and currently the case is pending the municipality of Curitiba’s compliance with the writ of summons. The underlying assessment including estimated interest as of January 31, 2012 is approximately 5.6 million Brazilian reais (approximately $3.2 million). Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible that we may receive an unfavorable decision in this proceeding. As of January 31, 2012, we have not accrued for this matter.

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

Beginning on December 13, 2007, several actions were also filed against certain current and former directors and officers derivatively on our behalf. These derivative lawsuits were filed in: (1) the U.S. District Court for the Northern District of California, as In re VeriFone Holdings, Inc. Shareholder Derivative Litigation, Lead Case No. C 07-6347 MHP, which consolidates King v. Bergeron, et al. (Case No. 07-CV-6347), Hilborn v. VeriFone Holdings, Inc., et al. (Case No. 08-CV-1132), Patel v. Bergeron, et al. (Case No. 08-CV-1133), and Lemmond, et al. v. VeriFone Holdings, Inc., et al. (Case No. 08-CV-1301); and (2) California Superior Court, Santa Clara County, as In re VeriFone Holdings, Inc. Derivative Litigation, Lead Case No. 1-07-CV-100980, which consolidates Catholic Medical Mission Board v. Bergeron, et al. (Case No. 1-07-CV-100980), and Carpel v. Bergeron, et al. (Case No. 1-07-CV-101449). On May 15, 2008, the court in the federal derivative action appointed Charles R. King as lead plaintiff and his attorneys as lead counsel. On October 31, 2008, plaintiffs in the federal action filed their consolidated amended derivative complaint, which names us as a nominal defendant and brings claims for insider selling, breach of fiduciary duty, unjust enrichment, waste of corporate assets and aiding and abetting breach of fiduciary duty against us and certain of our current and former officers and directors. On December 15, 2008, we and the other defendants filed a motion to dismiss. The parties agreed by stipulation that briefing on this motion would relate only to the issue of plaintiffs’ failure to make a pre-suit demand on our Board of Directors. The court granted our motion on May 26, 2009 and dismissed the consolidated amended derivative complaint with leave to amend within 30 days of the ruling. The proceedings were stayed pending a mediation held in October 2009 at which time the parties failed to reach a mutually agreeable settlement. Plaintiffs’ second amended complaint was filed on December 10, 2009. We filed our motion to dismiss the second amended complaint on January 25, 2010 and a hearing on our motion to dismiss was held on May 17, 2010. On August 25, 2010, the federal district court ruled in our favor and dismissed plaintiffs’ second amended derivative complaint without leave to amend. The plaintiffs appealed the District Court’s judgment to the U.S. Court of Appeal for the Ninth Circuit, filing their opening brief on April 14, 2011. We filed our answering brief on May 31, 2011 and plaintiffs filed their reply on July 1, 2011, following which the Ninth Circuit took the matter under submission without oral argument. On November 28, 2011, the Ninth Circuit issued an order in our favor, affirming the District Court’s dismissal of plaintiffs’ second amended complaint.

On June 9, 2009, plaintiffs in the federal derivative action made a demand to inspect certain of our books and records. In response to this demand, we provided certain of our books and records, including minutes and materials for our Board of Directors, Audit Committee and Compensation Committee meetings for the relevant period. We produced documents responsive to each category of plaintiffs’ request except that we withheld production, on the basis of privilege, of the Audit Committee’s report of the independent investigation into the events leading to the restatement of our fiscal year 2007 interim financial statements. On November 6, 2009, plaintiffs filed a complaint in Delaware Chancery Court seeking to compel production of the independent investigation report. We filed a motion to dismiss this complaint on December 3, 2009, and briefs on this motion were submitted during January 2010. A hearing on our motion to dismiss was held on March 10, 2010 and on May 12, 2010, the court issued an opinion dismissing with prejudice plaintiffs’ complaint seeking to compel production of the independent investigation report. Plaintiffs appealed the dismissal. The parties filed their respective briefs on the appeal and a hearing on the appeal was held November 17, 2010 before the Delaware Supreme Court. The case was submitted before the Delaware Supreme Court en Banc without further briefing or oral argument. In January 2011, the Delaware Supreme Court issued a ruling which accepted certain legal arguments made by plaintiff, reversed the order of the Chancery Court, and remanded the case to the Chancery Court for further proceedings, while noting that plaintiff’s claim may still be subject to dismissal under the applicable legal standard because the underlying derivative complaint in the federal district court had been dismissed with prejudice. On December 12, 2011, the Delaware Chancery Court entered an order dismissing the action by stipulation of the parties in light of the Ninth Circuit’s November 28, 2011 order affirming the dismissal of the federal derivative action.

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

Note 14. Segment and Geographic Information

Segment Information

We operate in two business segments: North America and International. North America segment is defined as the United States of America and Canada, and International segment is defined as the other countries from which we derive revenues. Our reporting segments are the same as our operating segments. Total assets and goodwill by segment are based on the location of the assets. Point and the other entities we have acquired have been assimilated into our existing segments based on the countries in which the entities’ derive revenues.

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

Other prior years’ restructuring plan liabilities as of January 31, 2012 and October 31, 2011 were $1.2 million and $1.3 million, respectively. The change in the liability for those plans was mainly due to payments for facilities related restructuring costs.

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

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. In some cases, forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “intends,” “potential,” “continues,” “plans,” “predicts,” and similar terms. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, and management’s beliefs and assumptions, and do not reflect the potential impact of any mergers, acquisitions, or other business combinations or divestitures, that have not been completed. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Our statements regarding future performance also incorporate our estimates, projections and assumptions concerning the performance of recently acquired businesses, including Electronic Transaction Group Nordic Holding AB which operated the Point International business (“Point”), which we acquired on December 30, 2011, as described in Note 2. Business Combinations in the Notes to Condensed Consolidated Financial Statements of this report on Form 10-Q, including assumptions about the prospects for the acquired businesses’ products and markets, the ability to retain customer relationships and key employees, successful integration of key technologies or operations, and the potential for unexpected liabilities. In addition, as we integrate these businesses into our operations, our understanding of the financial and operational performance of the acquired businesses may change. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A Risk Factors in our 2011 Annual Report on Form 10-K and in Part II, Item 1A Risk Factors of this Quarterly Report on Form 10-Q. The following discussion should be read in conjunction with our consolidated financial statements and related notes included in our 2011 Annual Report on Form 10-K and the Condensed Consolidated Financial Statements and Notes thereto included in Part I, Item I of this Quarterly Report on Form 10-Q. Unless required by law, we expressly disclaim any obligation to update publicly any forward-looking statements, whether as result of new information, future events, or otherwise.

When we use the terms “VeriFone,” “we,” “us,” “the Company,” and “our” in this item, we mean VeriFone Systems, Inc., a Delaware corporation, and its consolidated subsidiaries.

Overview

Our Business

We are a global leader in secure electronic payment solutions and services. We provide expertise, solutions, and services that add value to the point of sale with merchant-operated, consumer-facing, and self-service payment systems for the financial, retail, hospitality, petroleum, government, transportation, and healthcare vertical markets. Our system solutions consist of point of sale (“POS”) electronic payment devices that run our proprietary and third-party operating systems, security and encryption software, and certified payment software as well as other third-party value-added applications, and that are able to process a wide range of payment types designed to meet the demanding requirements of our direct and indirect customers. We are an industry leader in multi-application payment system deployments and we believe we have the largest selection of certified value-added applications. An increasing number of our electronic payment devices are directly connected to VeriFone operated processing gateways where we integrate traditional payment and non-payment functionality such as couponing, advertising and mobile near field communications (“NFC”) based services for our customers.

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

Internationally, growth rates have generally been higher than in the United States (“US”) because of the relatively lower penetration rates of electronic payment transactions in many countries, as well as governmental efforts to modernize economies and to encourage electronic payments as a means of improving collection of value-added tax (“VAT”) and sales tax.

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

On December 30, 2011 we completed our acquisition of Electronic Transaction Group Nordic Holding AB, a Swedish company operating the Point International business, Northern Europe’s largest provider of payment and gateway services and solutions for retailers (collectively, “Point”) for cash consideration of approximately EUR 600 million plus pay off outstanding debt (total purchase price of $1,025 million at the close date). See Note 2. Business Acquisitions in the Notes to Condensed Consolidated Financial Statements included in this report on Form 10-Q. The results of operations for Point have been included in our condensed consolidated financial statements from the date of acquisition.

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

nm—not meaningful

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

North America System Solutions Net Revenues

North America System Solutions net revenues decreased $21 million, or 22.7%, for the three months ended January 31, 2012 compared to the three months ended January 31, 2011. During the three months ended January 31, 2012, net revenues for our Petroleum business decreased by $8 million compared to the same period in fiscal year 2011 when we had experienced a $13 million increase in our Petroleum business driven by the timing of PCI compliance efforts of later adopting customers to address the July 2010 PCI-PED compliance deadlines. We also experienced a $13 million decrease in net revenues from our North American Financial Solutions business, which sells payment systems to small and medium-sized businesses through ISOs and payment processors, due primarily to the timing of our distributors’ purchases which generally varies based on distributor decisions on inventory levels, desired product mix and timing of new product introductions.

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

Services Revenues

	Three Months Ended January 31,
(in thousands, except percentages):	2012	2011	Net Change	% Change
International	$63,595	$20,639	$42,956	208.1%
North America	46,938	37,593	9,345	24.9%
Corporate	(3,650)	(174)	(3,476)	nm

Total	$106,883	$58,058	$48,825	84.1%

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

Liquidity and Capital Resources

	Three Months Ended January 31,
	2012	2011
(in thousands)
Net cash provided by (used in):
Operating activities	$32,168	$30,409
Investing activities	(1,075,520)	(12,306)
Financing activities	830,935	15,320
Effect of foreign currency exchange rate changes on cash	(2,166)	607

Net increase (decrease) in cash and cash equivalents	$(214,583)	$34,030

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

A group of five banks has committed to provide us up to $1.5 billion, of which $1.45 billion was funded at closing, under the 2011 Credit Agreement. The loan, supplemented by our cash on hand, was used to fund the acquisition of Point for €600 million (approximately USD $777 million at closing), repay Point’s existing net debt of approximately €190 million (approximately $248 million), repay our existing credit agreement, fund an escrow account to pay the interest and principal of the 1.375% Senior Convertible Notes (the “Notes”) due in June 2012 when due, and fund certain financing costs. See Note 5. Financings, in Item 1. Financial Statements (unaudited), included in this Form 10-Q.

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

PART II — OTHER INFORMATION

ITEM 6.	EXHIBITS

The following documents are filed as Exhibits to this report:

Exhibit Number	Description

10.1(2)	Sale and Purchase Agreement dated November 12, 2011 by and between Point Luxembourg Holding S.À.R.L. and Electronic Transactions Group Limited, as Sellers, and VeriFone Nordic AB, as Purchaser.

10.2(1)	Credit Agreement, dated as of December 28, 2011, by and among, inter alia,VeriFone, Inc., VeriFone Intermediate Holdings Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.3(1)	Security Agreement, dated as of December 28, 2011, by and among JPMorgan Chase Bank, N.A., in its capacity as the Collateral Agent, and the VeriFone parties.

10.4(1)	Pledge Agreement, dated as of December 28, 2011, by and among the VeriFone parties and JPMorgan Chase Bank, N.A., in its capacity as the Collateral Agent.

10.5(1)	Guaranty, dated as of December 28, 2011, executed by each of the Guarantors party thereto in favor of JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent.

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(2)**	XBRL Instance Document

101.SCH(2)**	XBRL Taxonomy Extension Schema Document

101.CAL(2)**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(2)**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(2)**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(2)**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed January 4, 2012.
(2)	Filed as an exhibit to the Original Filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

VERIFONE SYSTEMS, INC.

By:	/s/ DOUGLAS G. BERGERON
Douglas G. Bergeron
Chief Executive Officer

Date: April 10, 2012

EXHIBIT INDEX

Exhibit Number	Description

10.1(2)	Sale and Purchase Agreement dated November 12, 2011 by and between Point Luxembourg Holding S.À.R.L. and Electronic Transactions Group Limited, as Sellers, and VeriFone Nordic AB, as Purchaser.

10.2(1)	Credit Agreement, dated as of December 28, 2011, by and among, inter alia,VeriFone, Inc., VeriFone Intermediate Holdings Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.3(1)	Security Agreement, dated as of December 28, 2011, by and among JPMorgan Chase Bank, N.A., in its capacity as the Collateral Agent, and the VeriFone parties.

10.4(1)	Pledge Agreement, dated as of December 28, 2011, by and among the VeriFone parties and JPMorgan Chase Bank, N.A., in its capacity as the Collateral Agent.

10.5(1)	Guaranty, dated as of December 28, 2011, executed by each of the Guarantors party thereto in favor of JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent.

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(2)**	XBRL Instance Document

101.SCH(2)**	XBRL Taxonomy Extension Schema Document

101.CAL(2)**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(2)**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(2)**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(2)**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed January 4, 2012.
(2)	Filed as an exhibit to the Original Filing.