Form 10-Q
period 2012-04-30
VERIFONE SYSTEMS, INC.
filed 2012-06-11
CIK 1312073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2012
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
At May 31, 2012, the number of shares outstanding of the registrant’s common stock, $0.01 par value was 107,822,685.

VERIFONE SYSTEMS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2012	2011	2012	2011
	(Unaudited) (In thousands, except per share data)
Net revenues:
System Solutions	$340,443	$235,334	$653,084	$461,041
Services	131,575	57,112	238,458	115,170
Total net revenues	472,018	292,446	891,542	576,211
Cost of net revenues:
System Solutions	202,273	137,596	401,025	277,736
Services	77,586	32,265	141,720	64,399
Total cost of net revenues	279,859	169,861	542,745	342,135
Gross profit	192,159	122,585	348,797	234,076
Operating expenses:
Research and development	37,849	25,402	72,928	47,044
Sales and marketing	46,141	31,139	86,127	59,445
General and administrative	48,696	27,041	94,734	51,057
Patent litigation loss contingency expense (Note 13)	17,632	—	17,632	—
Amortization of purchased intangible assets	23,757	1,665	37,372	3,981
Total operating expenses	174,075	85,247	308,793	161,527
Operating income	18,084	37,338	40,004	72,549
Interest expense	(18,636)	(7,465)	(33,270)	(15,035)
Interest income	1,143	287	2,150	570
Other expense, net	(1,780)	(1,736)	(22,629)	(161)
Income (loss) before income taxes	(1,189)	28,424	(13,745)	57,923
Provision for (benefit from) income taxes	(4,598)	3,086	(14,381)	630
Net income	3,409	25,338	636	57,293
(Income) loss attributable to noncontrolling interest in subsidiaries	68	(138)	(282)	(62)
Net income attributable to VeriFone Systems, Inc. stockholders	$3,477	$25,200	$354	$57,231
Net income per share attributable to VeriFone Systems, Inc. stockholders:
Basic	$0.03	$0.29	$—	$0.65
Diluted	$0.03	$0.27	$—	$0.62
Weighted average shares used in computing net income per share attributable to VeriFone Systems, Inc. stockholders:
Basic	106,898	88,418	106,359	87,744
Diluted	111,148	93,434	110,349	92,368
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2012	October 31, 2011*
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$361,037	$594,562
Accounts receivable, net of reserves of $6,004 and $5,658	336,671	294,440
Inventories	162,107	144,316
Restricted cash	280,116	4
Deferred income tax assets	41,532	39,040
Prepaid expenses and other current assets	103,200	88,086
Total current assets	1,284,663	1,160,448
Property, plant and equipment, net	75,419	65,504
Purchased intangible assets, net	814,273	263,767
Goodwill	1,199,498	561,414
Deferred tax assets	222,331	205,496
Debt issuance costs, net	38,612	2,749
Other assets	110,877	54,183
Total assets	$3,745,673	$2,313,561
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$138,107	$144,278
Income taxes payable	8,226	9,116
Accrued compensation	55,921	51,515
Accrued warranty	15,401	20,358
Deferred revenue, net	98,698	68,824
Deferred tax liabilities	9,168	4,960
Accrued expenses	76,066	74,775
Other current liabilities	98,189	57,399
Senior convertible notes	275,163	266,981
Short-term debt	54,313	5,074
Total current liabilities	829,252	703,280
Deferred revenue, net	31,446	31,467
Long-term debt	1,282,783	211,756
Deferred tax liabilities	244,483	92,594
Other long-term liabilities	76,277	78,971
Total liabilities	2,464,241	1,118,068
Commitments and contingencies (Note 13)
Temporary equity	2,997	855
Stockholders’ equity:
VeriFone Systems, Inc. stockholders’ equity:
Preferred Stock: 10,000 shares authorized as of April 30, 2012 and October 31, 2011; no shares issued and outstanding as of April 30, 2012 and October 31, 2011	—	—
Common stock: $0.01 par value, 200,000 shares authorized as of April 30, 2012 and October 31, 2011; 107,778 and 105,826 shares issued and 107,649 and 105,697 outstanding as of April 30, 2012 and October 31, 2011	1,078	1,058
Additional paid-in capital	1,513,767	1,468,862
Accumulated deficit	(268,702)	(269,056)
Accumulated other comprehensive loss	(3,598)	(6,671)
Total VeriFone Systems, Inc. stockholders’ equity	1,242,545	1,194,193
Noncontrolling interests in subsidiaries	35,890	445
Total stockholders' equity	1,278,435	1,194,638
Total liabilities and equity	$3,745,673	$2,313,561

* Derived from audited consolidated financial statements.
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended April 30,
	2012	2011
	(Unaudited) (In thousands)
Cash flows from operating activities
Net income	$636	$57,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	83,525	16,774
Stock-based compensation expense	21,726	16,757
Non-cash interest expense	10,652	7,579
Deferred income taxes	(13,321)	1,271
Other non-cash items	1,043	(2,420)
Net cash provided by operating activities before changes in operating assets and liabilities	104,261	97,254
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(18,128)	(56,836)
Inventories, net	8,212	11,394
Prepaid expenses and other assets	(18,632)	(17,736)
Accounts payable	(25,098)	21,377
Income taxes payable	(659)	3,098
Accrued compensation	(9,305)	1,415
Accrued warranty	(5,968)	3,427
Deferred revenue, net	27,343	3,266
Accrued expenses	(6,190)	1,088
Other liabilities	7,085	1,084
Net change in operating assets and liabilities	(41,340)	(28,423)
Net cash provided by operating activities	62,921	68,831

Cash flows from investing activities
Purchases of property, plant and equipment	(12,012)	(5,302)
Cash expenditures for revenue generating assets	(12,670)	—
Acquisitions of businesses, net of cash and cash equivalents acquired	(1,069,762)	(14,237)
Other, net	(2,431)	(510)
Net cash used in investing activities	(1,096,875)	(20,049)

Cash flows from financing activities
Proceeds from debt, net of issuance costs	1,412,028	73
Repayments of debt	(339,873)	(2,701)
Proceeds from issuance of common stock through equity incentive plans	27,423	37,446
Cash placed in escrow for Convertible Notes	(279,159)	—
Payments of acquisition related contingent consideration	(14,209)	—
Distribution to non-controlling interest owners	(1,543)	(142)
Net cash provided by financing activities	804,667	34,676

Effect of exchange rate fluctuations on cash and cash equivalents	(4,238)	2,947

Net change in cash and cash equivalents	(233,525)	86,405
Beginning cash and cash equivalents	594,562	445,137
Ending cash and cash equivalents	$361,037	$531,542

Supplemental disclosures of cash flow information
Cash paid for interest	$18,170	$5,285
Cash paid for income taxes, net of refunds	$23,907	$9,177
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Principles of Consolidation and Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of VeriFone Systems, Inc. (“we,” “us,” “our,” "VeriFone," and “the Company” refer to VeriFone Systems, Inc. and all of its subsidiaries) as of April 30, 2012 and October 31, 2011, and for the three and six months ended April 30, 2012 and 2011, have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America for interim financial information and with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, we have omitted certain information and notes normally provided in our annual consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of our financial position and results of operations for the interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011. The results of operations for the three and six months ended April 30, 2012 are not necessarily indicative of the results expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated. Amounts pertaining to the noncontrolling ownership interests held by third parties in the operating results and financial position of our majority-owned subsidiaries are reported as noncontrolling interests.
The condensed consolidated balance sheet at October 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Certain amounts reported in our Notes to the Condensed Financial Statements in previous periods have been reclassified to conform to the current period presentation.
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
Summary of Significant Accounting Policies

There have been no changes to our significant accounting policies during the six months ended April 30, 2012 as compared to the significant accounting policies described in our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011, except for the two additions below.
Debt Issuance Costs

Debt issuance costs are stated at cost, net of accumulated amortization in Other assets on the Condensed Consolidated Balance Sheets. Amortization expense is calculated using the effective interest method over the period of the loans and is recorded in Interest expense in the accompanying Condensed Consolidated Statements of Operations. At April 30, 2012, interest amortization periods range from 5 to 7 years based upon the maturity date of outstanding debt.
Revenue generating assets, net

Revenue generating assets consist of long-term assets that we place with third parties in order to generate revenues, such as advertising fees, payment processing transaction revenues, or rental revenues. Revenue generating assets are stated at cost, net of accumulated amortization, and are depreciated on a straight-line basis over the estimated useful lives of the assets, generally five years. Payments to acquire revenue generating assets are treated as a cash flow from investing activities on our Statements of Cash Flows.
Concentrations of Credit Risk

No customer accounted for more than 10% of net revenues in any of our reportable segments for the six months ended April 30, 2012. For the three months ended April 30, 2012, one customer, Redecard S/A, accounted for 10% of net revenues in the International segment. For the three and six months ended April 30, 2011, no customer accounted for more than 10% of net revenues in any of our reportable segments. As of April 30, 2012, no customer accounted for more than 10% of accounts receivable in any of our reportable segments. At October 31, 2011, one customer, Cielo S.A. and its affiliates, accounted for 10% of our total accounts receivable in the International segment.
Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, which requires an entity to present the total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. This new guidance is effective for us in our first quarter of fiscal year 2013. The guidance will only affect our financial statement presentation.

In May 2011, ASU 2011-04, Fair Value Measurement (Topic 820)- Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, amended the fair value accounting standard to change fair value measurement principles and disclosure requirements. The key changes in measurement principles include limiting the concepts of highest and best use and valuation premise to non-financial assets, providing a framework for considering whether a premium or discount can be applied in a fair value measurement, and aligning the fair value measurement of instruments classified within an entity's shareholders' equity with the guidance for liabilities. Disclosures are required for all transfers between Levels 1 and 2 within the Valuation Hierarchy, the use of a non-financial asset measured at fair value if its use differs from its highest and best use, the level in the Valuation Hierarchy of assets and liabilities not recorded at fair value but for which fair value is required to be disclosed, and for Level 3 measurements, quantitative information about unobservable inputs used, a description of the valuation processes used, and qualitative discussion about the sensitivity of the measurements. We adopted the revised accounting standard effective February 1, 2012 via prospective adoption, as required. The adoption had no impact on our financial position or results of operations.

Note 2. Business Combinations

Point Acquisition

On December 30, 2011, we completed our acquisition of Electronic Transaction Group Nordic Holding AB, a Swedish company operating the Point International business (collectively, "Point"), Northern Europe's largest provider of payment and gateway services and solutions for retailers, for a purchase price of approximately €600.0 million plus repayment of Point's outstanding debt for a total purchase price of $1,024.5 million. The source of funds for the cash consideration was a new credit agreement provided by a syndicate of banks ("the 2011 Credit Agreement"). See Note 5. Financings in the Notes to Condensed Consolidated Financial Statements for information on the 2011 Credit Agreement.

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

We acquired Point to, among other things, provide a broader set of product and service offerings to customers globally, especially in the Northern European markets. For the three and six months ended April 30, 2012, we estimate that our total net revenues increased by approximately $57.5 million and $72.0 million, respectively, due to the sale of products and services by Point entities. For the three and six months ended April 30, 2012, the acquisition of Point negatively impacted our earnings by approximately $16.0 million and $21.9 million, respectively, which included management's allocations and estimates of expenses that were not separately identifiable due to our integration activities, non-recurring charges associated with the step down in deferred revenue, amortization, and acquisition and integration expenses.

The fair value of consideration transferred for Point was comprised of (in thousands):

Cash paid to Point stockholders	$774,268
Cash for repayment of long-term debt	250,264
Total	$1,024,532

Recording of Assets Acquired and Liabilities Assumed

The acquisition of Point was accounted for using the acquisition method of accounting under ASC 805, Business Combinations. The acquisition method of accounting requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. We recorded the net tangible and intangible assets acquired and liabilities assumed based upon their preliminary fair values as of December 30, 2011, the close date, as set forth below. The fair values were based upon a preliminary valuation, and our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized are the fair values of certain acquired tangible and intangible assets and liabilities, such as inventories and fixed assets, as well as pre-acquisition contingencies including acquisition and divestiture related claims, income and non-income based taxes and residual goodwill. We expect to continue to obtain information to assist us in determining the fair values assigned to the above assets acquired and liabilities assumed at the acquisition date during the measurement period.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date. As described above, fair values assigned to certain assets acquired and liabilities assumed are preliminary and thus subject to change (in thousands):

Cash and cash equivalents	$25,314
Accounts receivable (gross contractual value of $24.5 million, of which $1.7 million is not expected to be collected)	22,785
Inventories	25,543
Deferred tax assets	13,031
Prepaid expense and other assets	48,032
Property, plant and equipment	12,185
Intangible assets	567,007
Accounts payable and other liabilities	(51,126)
Contingent consideration payable	(21,233)
Deferred revenues	(1,855)
Deferred tax liabilities	(157,411)
Noncontrolling interests	(36,764)
Total identifiable net assets	445,508
Goodwill	579,024
Total consideration transferred	$1,024,532
During the three months ended April 30, 2012, new information was obtained about the acquisition date fair values of certain of the above assets acquired and liabilities assumed. We have increased our fair value estimates for acquired intangible assets by $16.5 million, decreased the fair value estimate of noncontrolling interests by $0.4 million, and decreased the fair value estimates of other net tangible assets acquired by $1.3 million. Goodwill decreased by $15.6 million due to these changes in fair value estimates.
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

The estimated fair value of acquired contingent consideration owed by Point related to its prior acquisitions was $21.2 million as of the close date. This contingent consideration will be payable in cash if certain operating and financial targets are achieved in the two years following the dates of those acquisitions. The payout criteria for the contingent consideration contains provisions for prorated payouts of the contingent consideration if the target criteria are not met, provided that certain minimum thresholds are achieved. The USD equivalent maximum payout for this contingent consideration as of the date the Point acquisition closed was $24.4 million.
The fair value of the noncontrolling interest in a Point subsidiary of $36.8 million was estimated by employing an income approach. The fair value estimate was based on (i) an assumed discount rate of 17% and (ii) an assumed terminal value based on a range of terminal stabilized cash flow multiples between 8 to 9 times.

Valuations of Intangible Assets Acquired
The following table sets forth the components of intangible assets acquired in connection with the Point acquisition (in thousands, except for estimated useful life):

	Fair Value	Estimated Useful Life (Years)
Customer relationships	$498,503	9.6
Developed software technology	54,783	4.4
Trade names	13,721	4.0
Total	$567,007
Customer relationships represent the fair value of the underlying relationship and agreement with Point customers.
Developed software technology represents the fair values of Point's proprietary technologies, processes, patents and trade secrets related to the design of Point's products that have reached technological feasibility and are a part of Point's product lines.
Trade names represents the fair value of the Point and other trademarks owned by Point.

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

•
Cost of sales, research and development expenses, sales and marketing expenses and general administrative expenses - we use historical, forecast, industry and other sources of market data, including any expected synergies that can be realized by a market participant.

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

The discount rates used in the intangible asset valuations ranged from 14% to 20%. The customer attrition rates used in our valuation of customer relationship intangible assets ranged from zero to 7% depending on the geographic region. The estimated life of developed software technology intangible assets ranged from 2 years to 10 years. The royalty rate used in the valuation of the trade name intangible asset ranged from 1% to 2%. All of these judgments and estimates can materially impact the fair values of intangible assets.

Preliminary Pre-Acquisition Contingencies Assumed

We have evaluated and will continue to evaluate pre-acquisition contingencies relating to Point that existed as of the acquisition date. We have preliminarily determined that certain of these pre-acquisition contingencies are probable in nature and estimable as of the acquisition date and, accordingly, have preliminarily recorded our best estimates for these contingencies. If we make changes to the amounts recorded or identify additional pre-acquisition contingencies during the remainder of the measurement period, such amounts recorded will be included in the purchase price allocation during the measurement period and, subsequently, in our results of operations. The largest recorded contingent obligations relate to earn-out obligations associated with Point's prior acquisitions.

Other Fiscal Year 2012 Acquisitions
During the six months ended April 30, 2012, in addition to Point, we completed the acquisitions of other businesses for an aggregate purchase price of $81.5 million. The $81.5 million aggregate purchase price includes $6.4 million of holdback payments that will be paid out between 12 to 15 months from the date the acquisitions closed and also includes contingent consideration having a fair value of $4.4 million.
The holdback amounts will be paid out to selling shareholders unless the general representations and warranties made by the sellers at acquisition date were invalid. The contingent consideration will be payable in cash for the ChargeSmart (now known as VeriFone Commerce Solutions, Inc.) and LIFT acquisitions, if certain operating and financial targets are achieved in the first three years of operations post acquisition. The payout criteria for the contingent consideration contain provisions for prorated payouts of the contingent consideration if the target criteria are not met, provided that certain minimum thresholds are achieved. The contingent consideration was valued at $0.4 million and $4.0 million for the ChargeSmart and LIFT acquisitions, respectively. The maximum payouts for the contingent consideration under the purchase agreements are $11.0 million and $8.0 million for the ChargeSmart and LIFT acquisitions, respectively.
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

The below table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date of each transaction. Certain fair values assigned are preliminary and thus subject to change. In particular, the estimated fair values of income and non-income based taxes, LIFT contingent consideration and residual goodwill are preliminary.

(in thousands)	LIFT	ChargeSmart	Show Media	Global Bay	Total
Acquisition date	March 1, 2012	January 3, 2012	November 1, 2011	November 1, 2011
Assets acquired (liabilities assumed), net	$(10)	$(4,225)	$1,593	$(5,028)	$(7,670)
Intangible assets (1)	1,600	9,770	6,660	14,490	32,520
Goodwill (2)	4,904	13,829	19,871	18,050	56,654
Total purchase price	$6,494	$19,374	$28,124	$27,512	$81,504
Explanatory notes:
(1) Intangible assets included developed technology, customer relationships, non-compete agreement, trademarks and in process research and development of $21.3 million, $6.5 million, $3.0 million, $0.9 million and $0.8 million, respectively, which are amortized over their estimated useful lives of 1 to 10 years.
(2) Goodwill is generally not expected to be tax deductible for LIFT, ChargeSmart and Global Bay, but is expected to be deductible for tax purposes for Show Media. The amount of goodwill resulted primarily from our expectation of increased value resulting from the integration of the acquired companies' product offerings with our product offerings.

Fiscal Year 2011 Acquisitions

Hypercom Corporation

On August 4, 2011, we completed our acquisition of Hypercom, a provider of electronic payment solutions and value-added services at the point of transaction, by means of a merger of one of our wholly-owned subsidiaries with and into

Hypercom such that Hypercom became a wholly-owned subsidiary of VeriFone following the merger. We acquired Hypercom to, among other things, provide a broader set of product and service offerings to customers globally. We have included the financial results of Hypercom in our Consolidated Financial Statements from the date of acquisition. For the three and six months ended April 30, 2012, we estimate that our total net revenues increased by approximately $81.0 million and $154.5 million, respectively, due to the sale of Hypercom products and services. Other revenues and earnings contributions from Hypercom were not separately identifiable due to our integration activities. The total fair value of consideration transferred was $644.6 million which consisted of $557.1 million of VeriFone stock issued, $16.2 million for the fair value of stock options assumed and $71.2 million for the cash used to repay Hypercom's long-term debt. We recorded the preliminary fair value of assets acquired and liabilities assumed of approximately $362.1 million of goodwill, $210.7 million of intangible assets and $71.8 million of net tangible assets. During the six months ended April 30, 2012, we adjusted the preliminary valuation of the acquired net tangible assets of Hypercom based upon new information that was received about acquisition date fair values. The adjustments primarily related to finalizing the fair value assessment of sales-type lease receivables, which resulted in a $2.4 million increase in the value of those lease receivables, recording a tax receivable of $2.6 million for tax refunds related to pre-acquisition tax periods, reflecting a $2.1 million increase in the fair value estimate for pre-acquisition liabilities associated with Hypercom's divestiture of the UK and Spain operations, and reducing the fair value estimate for certain fixed assets by $1.1 million following completion of the fair value assessment and an increase in fair value of other liabilities of $0.4 million. As a result of these changes and other immaterial items, goodwill decreased by $1.4 million.
The primary areas of the preliminary fair values that are not yet finalized relate to the working capital adjustment receivable associated with Hypercom's divestiture of the UK and Spain operations as we are still finalizing the closing date net asset values with the buyers, certain legal matters, income and non-income taxes and residual goodwill. We expect to continue to obtain information to assist us in finalizing these preliminary valuations during the measurement period.
Pro Forma Financial Information

The supplemental pro forma financial information below was prepared using the acquisition method of accounting and is based on the historical financial information of VeriFone, Point, Hypercom and other acquired companies, reflecting results of operations for the three and six month periods ended April 30, 2012 and 2011 on a comparative basis as though the aforementioned companies were combined as of the beginning of fiscal year 2011. The pro forma financial information includes adjustments to reflect one time charges and amortization of fair value adjustments in the appropriate pro forma periods as though the companies were combined as of the beginning of fiscal year 2011. These adjustments include:

•
Net adjustments to amortization expense related to the fair value of acquired identifiable intangible assets totaling $(1.0) million and $7.7 million for the three and six months ended April 30, 2012, respectively and $29.5 million and $58.0 million for three and six months ended April 30, 2011, respectively.

•
Additional interest expense of $4.1 million for the period from November 2011 through December 2011, and $6.3 million and $8.1 million for the three and six months ended April 30, 2011, respectively, that would be incurred on additional borrowings made to fund the acquisitions, offset by elimination of acquired business interest expense on borrowings that were settled as part of the acquisitions. No adjustment is included for interest after December 2011 as the additional interest is reflected in our operating results following the date the borrowings actually occurred.

•
Adjustments for other (charges)/benefits, such as deal costs, one time professional fees, foreign currency losses related to deal consideration, amortization of fair market value adjustments and net tax effect of all of these, totaling $12.2 million and $50.0 million for the three and six months ended April 30, 2012, respectively, and $(3.8) million and $(29.0) million for the three and six months ended April 30, 2011, respectively.

The supplemental pro forma financial information for the three and six months ended April 30, 2012 combined the historical results of VeriFone for the three and six months ended April 30, 2012, the historical results of Point and ChargeSmart for the two months ended December 31, 2011, the historical results of LIFT for the four months ended February 29, 2012, and the effects of the pro forma adjustments listed above. The results of each acquired company is included as part of VeriFone historical results following the closing date of the particular acquisition.

The supplemental pro forma financial information for the three and six months ended April 30, 2011 combined the historical results of VeriFone for three and six months ended April 30, 2011, the historical results of all fiscal year 2011 and fiscal year 2012 acquired businesses for the three and six months ended April 30, 2011 based upon their respective previous reporting periods, the dates that these companies were acquired by us, and the effects of the pro forma adjustments listed above.

The following table presents supplemental pro forma financial information as if all fiscal 2012 and 2011 acquisitions occurred on November 1, 2010 (in thousands except per share data):

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
(Unaudited)	2012	2011	2012	2011
Total revenues	$478,437	$434,785	$938,859	$882,446
Net income	$16,636	$(16,755)	$39,778	$(46,655)
Net income per share attributable to VeriFone Systems, Inc. stockholders - basic	$0.16	$(0.16)	$0.37	$(0.45)
Net income per share attributable to VeriFone Systems, Inc. stockholders - diluted	$0.15	$(0.16)	$0.36	$(0.45)

Acquisition-related Costs

Acquisition-related costs consist of (i) transaction costs, which represent external costs directly related to our acquisitions and primarily include expenditures for professional fees such as banking, legal, accounting and other directly related incremental costs incurred to close the acquisition and (ii) integration costs, which represent personnel related costs for transitional and certain other employees, integration related professional services, additional asset write offs and other integration activity related expenses. The following table presents a summary of acquisition-related costs for the three and six months ended April 30, 2012 as follows (in thousands):

	For the three months ended April 30, 2012			For the six months ended April 30, 2012
	Transaction Costs	Integration Costs	Total	Transaction Costs	Integration Costs	Total
Cost of net revenues	$9	$2,305	$2,314	$9	$4,673	$4,682
Research and development	—	1,043	1,043	—	2,902	2,902
Sales and marketing	65	263	328	183	1,040	1,223
General and administrative	655	7,497	8,152	7,589	13,065	20,654
	$729	$11,108	$11,837	$7,781	$21,680	$29,461

The following table presents a summary of acquisition related costs for the three and six months ended April 30, 2011 as follows (in thousands):

	For the three months ended April 30, 2011			For the six months ended April 30, 2011
	Transaction Costs	Integration Costs	Total	Transaction Costs	Integration Costs	Total
Cost of net revenues	$128	$178	$306	$128	$199	$327
Research and development	5	15	20	6	18	24
Sales and marketing	111	11	122	193	25	218
General and administrative	2,434	1,106	3,540	5,095	1,204	6,299
	$2,678	$1,310	$3,988	$5,422	$1,446	$6,868
Note 3. Goodwill and Purchased Intangible Assets
Goodwill
Activity related to goodwill consisted of the following (in thousands):

	Six Months Ended	Year Ended
	April 30, 2012	October 31, 2011
Balance at beginning of period	$561,414	$169,322
Additions related to current period acquisitions	635,697	392,723
Adjustments related to prior fiscal year acquisitions	(1,405)	622
Currency translation adjustments	3,792	(1,253)
Balance at end of period	$1,199,498	$561,414
Based on our review for potential indicators of impairment performed during the six months ended April 30, 2012 and the fiscal year ended October 31, 2011, there were no indicators of impairment.
As of both April 30, 2012 and October 31, 2011, we had accumulated goodwill impairment losses of $372.4 million and $65.5 million in our International and North America segments, respectively.
Purchased Intangible Assets
Purchased intangible assets consisted of the following (in thousands, except weighted-average useful life):

	April 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life
Customer relationships	$702,937	$(55,779)	$647,158	8.5
Developed and core technology	259,308	(129,175)	130,133	4.2
In-process research and development	18,514	—	18,514	Indefinite
Trade name	18,021	(2,657)	15,364	4.0
Internal use software	3,031	(2,777)	254	3.6
Non-Compete	3,000	(150)	2,850	10.0
	$1,004,811	$(190,538)	$814,273

	October 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life
Customer relationships	$185,872	$(16,615)	$169,257	5.5
Developed and core technology	187,193	(114,112)	73,081	4.0
In-process research and development	19,021	—	19,021	Indefinite
Trade name	2,692	(897)	1,795	3.3
Internal use software	3,031	(2,418)	613	3.6
Non-Compete	—	—	—
	$397,809	$(134,042)	$263,767
Amortization of purchased intangible assets for the three and six months ended April 30, 2012 and 2011 was allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2012	2011	2012	2011
Included in cost of net revenues	$10,715	$3,165	$19,203	$8,024
Included in general and administrative expenses	23,757	1,665	37,372	3,981
	$34,472	$4,830	$56,575	$12,005

Total future amortization expense for purchased intangible assets that have finite lives, based on our existing intangible assets and their current estimated useful lives as of April 30, 2012, is estimated as follows (in thousands):

Fiscal Years Ending October 31:	Cost of Net Revenues	Operating Expenses	Total
Remainder of fiscal 2012	$21,277	$47,704	$68,981
2013	39,736	93,082	132,818
2014	38,879	92,471	131,350
2015	18,264	91,195	109,459
2016	10,665	86,300	96,965
Thereafter	1,137	255,049	256,186
	$129,958	$665,801	$795,759
Note 4. Balance Sheet and Statement of Income Details
Restricted Cash

The 2011 Credit Agreement required that we fund an escrow account to repay, at maturity, the principal and interest of our 1.375% Senior Convertible Notes due June 2012. As a result, during December 2011, $279.2 million was deposited in the escrow account. This amount is included in Restricted cash in the Condensed Consolidated Balance Sheets.
We had $15.0 million and $4.8 million of long-term restricted cash as of April 30, 2012 and October 31, 2011, respectively. The long-term restricted cash consists mainly of deposits pledged for bank guarantees, irrevocable standby letters of credit and borrowings. The long-term Restricted cash is included in Other assets in the Condensed Consolidated Balance Sheets.
Inventories
Inventories consisted of the following (in thousands):

	April 30, 2012	October 31, 2011
Raw materials	$56,357	$45,716
Work-in-process	885	859
Finished goods	104,865	97,741
Total inventories	$162,107	$144,316
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	April 30, 2012	October 31, 2011
Prepaid taxes	$40,909	$18,490
Prepaid expenses	39,118	34,115
Other receivables	14,887	27,020
Investments in equity securities and warrants	5,366	6,132
Other current assets	2,920	2,329
Total prepaid expenses and other current assets	$103,200	$88,086
Other Assets
Other assets consisted of the following (in thousands):

	April 30, 2012	October 31, 2011
Revenue generating assets, net	$62,332	$18,130
Restricted cash	15,000	4,804
Other long-term receivables	10,110	8,275
Deposits	8,777	8,662
Capitalized software development costs, net	8,493	6,795
Other	6,165	7,517
Total other assets	$110,877	$54,183
Accrued Warranty
Activity related to accrued warranty consisted of the following (in thousands):

	Six Months Ended	Year Ended
	April 30, 2012	October 31, 2011
Balance at beginning of period	$22,032	$12,747
Warranty charged to cost of net revenues	6,018	17,888
Utilization of warranty accrual	(11,758)	(16,573)
Acquired warranty obligations	348	7,139
Change in estimates	(180)	831
Balance at end of period	16,460	22,032
Less current portion	(15,401)	(20,358)
Long-term portion	$1,059	$1,674

Deferred Revenue, net

Deferred revenue, net consisted of the following (in thousands):

	April 30, 2012	October 31, 2011
Deferred revenue	$144,552	$113,154
Deferred cost of revenue	(14,408)	(12,863)
	130,144	100,291
Less current portion	(98,698)	(68,824)
Long-term portion	$31,446	$31,467
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	April 30, 2012	October 31, 2011
Accrued liabilities for contingencies	$24,122	$30,561
Deferred acquisition consideration payable - current portion	20,203	5,681
Accrued patent litigation loss contingency	17,632	—
Sales and VAT taxes payable	16,326	6,725
Other current liabilities	19,906	14,432
Total other current liabilities	$98,189	$57,399

Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	April 30, 2012	October 31, 2011
Other tax liabilities	$44,159	$51,918
Statutory retirement and pension obligations	10,001	10,292
Deferred acquisition consideration payable - non-current portion	9,002	5,125
Other liabilities	13,115	11,636
Total other long-term liabilities	$76,277	$78,971

Noncontrolling Interests in Subsidiaries

Changes in our Noncontrolling interest in subsidiaries are set forth below (in thousands):

	Six Months Ended	Year Ended
	April 30, 2012	October 31, 2011
Noncontrolling interests in subsidiaries at beginning of period	$445	$572
Additions due to acquisitions	36,764	—
Distributions to non-controlling interest owners	(1,543)	(418)
Net income attributable to noncontrolling interests in subsidiaries, net	224	291
Noncontrolling interests in subsidiaries at end of period	$35,890	$445

Other Income (Expense), net

Other income (expense), net consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2012	2011	2012	2011
Foreign currency exchange losses, net	$(1,430)	$(2,719)	$(22,436)	$(2,978)
Gain (loss) on adjustments to acquisition related liabilities	(111)	700	(199)	1,391
Gain on bargain purchase of a business, net	—	251	—	1,727
Other income (expense), net	(239)	32	6	(301)
Total other income (expense), net	$(1,780)	$(1,736)	$(22,629)	$(161)

We recorded a $22.5 million foreign currency loss during December 2011 related to the difference between the forward rate on contracts purchased to lock in the U.S. dollar equivalent purchase price for our Point acquisition, and the actual rate on the date of derivative settlement. This loss was partially offset by a $1.5 million gain on the currency we held from the date of the derivative settlement until the funds were transferred to purchase Point.

Note 5. Financings
Borrowings under our financing arrangements as of April 30, 2012 and October 31, 2011 consisted of the following (in thousands):

	April 30, 2012	October 31, 2011
2011 Credit Agreement
Term A loan	$907,019	$—
Term B loan	230,921	—
Revolving loan	190,000	—
2006 Credit Agreement - Term B loan	—	216,250
Senior Convertible Notes	275,163	266,981
Point overdraft facility	5,812	—
Other	3,344	580
Total borrowings	1,612,259	483,811
Short-term debt	(329,476)	(272,055)
Long-term debt	$1,282,783	$211,756

2011 Credit Agreement

On December 28, 2011 (the "Effective Date"), VeriFone entered into the 2011 Credit Agreement, which initially consisted of a $918.5 million Term A loan, $231.5 million Term B loan, and $350.0 million Revolving loan, of which $300.0 million was initially funded. At April 30, 2012, our outstanding borrowings under the 2011 Credit Agreement consisted of a $907.0 million Term A loan, $230.9 million Term B loan and $350.0 million Revolving loan, of which $190.0 million was drawn and outstanding.

The key terms of the 2011 Credit Agreement are as follows:

•
At VeriFone, Inc.'s option, the Term A loan, Term B loan and Revolving loan bear interest at a “Base Rate” or “Eurodollar Rate” plus an applicable margin, as described below. Base Rate loans bear interest at a per annum rate equal to a margin over the greater of the Federal Funds rate plus 0.50% or the JP Morgan prime rate or the one-, two-, three- or six-month (or, in certain circumstances, nine-, twelve- or less than one month) LIBOR rate plus 1.00%. For the Base Rate Term A loan and Revolving loan, the margin varies between 1.00% to 2.00% depending upon our consolidated leverage ratio. For the Base Rate Term B loan, the margin varies between 2.00% to 2.25% depending upon our consolidated leverage ratio with a minimum floor rate of 1.00%. Eurodollar Rate loans bear interest at a margin over the one-, two-, three- or six-month LIBOR rate. For the Eurodollar Term A Loan and Revolving loan, the margin varies between 2.00% to 3.00% depending upon our consolidated leverage ratio. The margin for the Eurodollar Rate Term B loan varies between 3.00% to 3.25% depending upon our consolidated leverage ratio with a minimum LIBOR floor rate of 1.00%.

•
The terms of the 2011 Credit Agreement require VeriFone, Inc. to comply with financial maintenance covenants starting April 30, 2012. VeriFone, Inc. may not permit its total Leverage Ratio to exceed (i) 4.25 to 1.00, in the case of any fiscal quarter ending on or after November 1, 2012, but prior to November 1, 2012, (ii) 3.75 to 1.00 in the case of any fiscal quarter ending prior to November 1, 2013 and (iii) 3.50 to 1.00, in the case of any fiscal quarter ending on or after November 1, 2013. In addition, VeriFone, Inc. must maintain an interest coverage ratio of at least (i) 3.50 to 1.00, in the case of any fiscal quarter ending prior to November 1, 2012 and (ii) 4.00 to 1.00, in the case of any fiscal quarter ending thereafter. Noncompliance with any of the financial covenants without cure or waiver would constitute an event of default under the 2011 Credit Agreement. The 2011 Credit Agreement also contains customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross defaults to material indebtedness and events constituting a change of control. The occurrence of an event of default could result in the termination of commitments under the 2011 Credit Agreement, the declaration that all outstanding loans are immediately due and payable in whole or in part and the requirement of cash collateral deposits in respect of outstanding letters of credit.

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

•
VeriFone, Inc. will pay an undrawn commitment fee ranging from 0.25% to 0.50% per annum (depending on VeriFone, Inc.'s leverage ratio) on the unused portion of the Revolving loan. For letters of credit issued under the Revolving loan, VeriFone, Inc. will pay upon the aggregate face amount of each letter of credit a fronting fee to be agreed to the issuer of the letter of credit together with a fee on all outstanding letters of credit at a per annum rate equal to the margin then in effect with respect to LIBOR-based loans under the Revolving loan.

•
The outstanding principal balance of the Term A loan is required to be repaid in quarterly installments of the following percentages of the original balance outstanding under the Term A loan: 1.25% for each of the first eight calendar quarters after the Effective Date through the quarter ending December 31, 2013; 2.50% for each of the next eight calendar quarters through the quarter ending December 31, 2015 and 5.00% for each of the calendar quarters ending March 31, 2016, June 30, 2016 and September 30, 2016 with the balance being due at maturity on December 28, 2016. The outstanding principal balance of the Term B loan is required to be repaid in equal quarterly installments of 0.25% with the balance being due at maturity on December 28, 2018. The Revolving loan will terminate on December 28, 2016. Outstanding amounts may also be subject to mandatory prepayment with the proceeds of certain asset sales and debt issuances and, in the case of the Term B loan only, from a portion of annual excess cash flows (as determined under the 2011 Credit Agreement) depending on VeriFone, Inc.'s leverage ratio.

On December 28, 2011, VeriFone, Inc. utilized a portion of the proceeds from the 2011 Credit Agreement to repay in full all of its previously outstanding loans, together with accrued interest and all other amounts due in connection with such repayment, under the credit agreement entered into on October 31, 2006. The amount of this repayment totaled $216.8 million and following such repayment this credit agreement was terminated. No penalties were due in connection with such repayments.

In addition, the 2011 Credit Agreement required that we fund an escrow account to repay at maturity, or upon earlier conversion at the option of the holders thereof, our 1.375% Senior Convertible Notes due June 15, 2012. As a result, during December 2011, $279.2 million was deposited in the escrow account. This amount, which includes interest payable at maturity, is reported as short-term Restricted Cash in our Condensed Consolidated Balance Sheets.

We incurred $41.6 million of issuance costs in connection with the 2011 Credit Agreement. These costs were capitalized in Other assets on the Condensed Consolidated Balance Sheets, and the costs are being amortized to interest expense using the effective interest method over the term of the credit facilities, which is 5 or 7 years.

As of April 30, 2012, VeriFone has elected the "Eurodollar Rate" margin option under our borrowings under the 2011 Credit Agreement. As such, the interest rate on the Term A and Revolving loan was 2.74%, which was one month LIBOR plus 2.50% margin, and the interest rate on the Term B loan was 4.25%, which was the higher of one month LIBOR or 1.00% plus 3.25% margin. The unused revolving loan facility's commitment fee was 0.375% and the amount available to draw under the Revolving loan was $160.0 million.

As of April 30, 2012 interest margins are 2.50% for the Term A loan and the Revolving loan, and 3.25% for the Term B loan.

We were in compliance with all financial covenants as of April 30, 2012.

On March 23, 2012, we entered into a number of interest rate swap agreements to effectively convert $500.0 million of the Term Loan A from a floating rate to a 0.71% fixed rate plus applicable margin. The interest rate swaps qualify for hedge accounting treatment as cash flow hedges. The interest rate swaps are effective for the period from March 30, 2012 to March 31, 2015 or 36 months.

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

Each $1,000 of principal of the Notes is initially convertible into 22.719 shares of our common stock, which is equivalent to a conversion price of approximately $44.02 per share, subject to adjustment upon the occurrence of specified events. Upon conversion, we would pay the holder an amount in cash up to the principal amount of the Notes. The value of the applicable number of shares of our common stock that are issuable on conversion of the Notes, if any, that exceeds the principal amount will be paid in shares of stock.

We separately account for the liability and equity components of the Notes. The principal amount of the liability components of the Notes was $236.0 million as of the date of issuance, which was recognized at the present value of its cash flows using a discount rate of 7.6%, our approximate borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. The carrying value of the equity component was $80.2 million.

Through April 30, 2012, we had repurchased and extinguished $38.9 million in aggregate principal amount of our outstanding Notes. As of April 30, 2012, the remaining principal amount of the outstanding Notes was $277.2 million.

The following table presents the carrying value of the Notes (in thousands):

	April 30, 2012	October 31, 2011
Accounting amount of the equity component	$77,903	$77,903
Principal amount of the Notes	$277,250	$277,250
Unamortized debt discount (1)	(2,087)	(10,269)
Net carrying value of the liability component	$275,163	$266,981

(1)	As of April 30, 2012, the remaining period over which the unamortized debt discount will be amortized is 2 months.

Holders of the Notes may convert their Notes prior to maturity at any time on or after March 15, 2012. There were no conversions as of April 30, 2012.

The Notes were convertible as of April 30, 2012 at the option of the holders and our stock price on that date was $47.64. Hence, the if-converted value of the Notes as of April 30, 2012 was $300.0 million. The principal amount that would be paid in cash would have been $277.2 million and the if-converted value above the principal was $22.8 million, which would have been settled in shares of our common stock. Our note hedge would reduce the share amount by 50% to $11.4 million or 239,292 shares. Accordingly, the total cash and value of our stock that would be required to be paid to holders upon conversion at the balance sheet date was $288.6 million.

In accordance with ASC 480-10-S99-3A, we determine the amount that would be payable in cash assuming a conversion as of the relevant balance sheet date and record such amount as temporary equity on our Condensed Consolidated Balance Sheets. As of April 30, 2012, the amount of cash payable was determined using the market price of our stock as of April 30, 2012 for the shares subject to conversion less the net carrying value of the liability component of the Notes as of that same date. At April 30, 2012, the $2.1 million of cash principal that would be required to be paid to holders upon conversion in excess of the net carrying value of the liability component of the Notes was recorded as Temporary equity in the accompanying

Condensed Consolidated Balance Sheets.

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

A summary of interest expense and interest rate on the liability component related to the Notes for the three and six months ended April 30, 2012 and 2011 is as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2012	2011	2012	2011
Interest rate on the liability component	7.6%	7.6%	7.6%	7.6%
Interest expense related to contractual interest coupon	$953	$953	$1,906	$1,906
Interest expense related to amortization of debt discount	4,083	3,748	8,182	7,554
Total interest expense recognized	$5,036	$4,701	$10,088	$9,460

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

The cost incurred in connection with the note hedge transactions and the proceeds from the sale of the warrants are included as a net reduction in Additional paid-in capital in the accompanying Condensed Consolidated Balance Sheets as of April 30, 2012 and October 31, 2011.

Point Overdraft Facility

The 51% majority owned subsidiary of Point, Babs Paylink AB, has an unsecured overdraft facility with Swedbank, the 49% shareholder of Babs Paylink AB, that terminates in December 2012. The overdraft facility limit is Swedish Krona ("SEK") 60.0 million (approximately $8.9 million). The interest rate is the bank's published rate plus a margin of 2.55%. At April 30, 2012, the interest rate was 4.67%. There is a 0.25% commitment fee payable annually in advance, and the overdraft facility is renewable annually on December 31. As of April 30, 2012, SEK 39.0 million (approximately $5.8 million) was outstanding and SEK 21.0 million (approximately $3.1 million) was available.

Other

In July 2011 we entered into an agreement with a bank in Mexico whereby we jointly operate certain automated teller machines (“ATMs”) in Mexico. In connection with this agreement, we agreed to install and maintain these ATMs at third party locations and the bank agreed to provide interest-free cash funding for those ATMs. The total funding, which is reflected on our Condensed Consolidated Balance Sheets as restricted cash and other long-term liabilities, was $2.5 million as of April 30, 2012 and zero as of October 31, 2011. Also, in connection with this agreement, we were required to provide an irrevocable standby letter of credit in favor of the bank to guarantee our performance under the agreement. During the quarter ended January 31, 2012, we deposited $2.0 million as collateral for this letter of credit, which is reflected as restricted cash on our Condensed Consolidated Balance Sheets as of April 30, 2012. The initial term of the agreement expires on July 14, 2012.

Thereafter, this agreement automatically renews for successive one year periods unless either party gives notice of its intent not to renew as required under the agreement.
Principal Payments
Principal payments due for financings as of April 30, 2012 over the next five years are as follows (in thousands):

Fiscal Years Ending October 31:
2012 (Remainder of the fiscal year)	$301,904
2013	54,252
2014	82,788
2015	94,192
2016	163,071
Thereafter	916,052
$1,612,259

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

Assets Measured and Recorded at Fair Value on a Recurring Basis
There have been no transfers between fair value measurement levels during the six months ended April 30, 2012. The following table presents our assets and liabilities that were measured at fair value on a recurring basis as of April 30, 2012 and October 31, 2011, classified by the level within the fair value hierarchy (in thousands):

	April 30, 2012
	Carrying Value	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$2,271	$2,271	$—	$—
Marketable equity investment (2)	4,831	4,831	—	—
Israeli severance funds (3)	2,008	—	2,008	—
Equity warrants (4)	535	—	535	—
Foreign exchange forward contracts (5)	58		58	—
Total assets measured and recorded at fair value	$9,703	$7,102	$2,601	$—
Liabilities
Acquisition related earn-out payables (6)	$20,828	$—	$—	$20,828
Interest rate swaps (7)	3,102	—	3,102	—
Foreign exchange forward contracts (5)	196	—	196	—
Total liabilities measured and recorded at fair value	$24,126	$—	$3,298	$20,828

	October 31, 2011
	Carrying Value	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$186,530	$186,530	$—	$—
Marketable equity investment (2)	5,450	5,450	—	—
Israeli severance funds (3)	2,097	—	2,097	—
Equity warrants (4)	682	—	682	—
Foreign exchange forward contracts (5)	58	—	58	—
Total assets measured and recorded at fair value	$194,817	$191,980	$2,837	$—
Liabilities
Acquisition related earn-out payables (6)	$6,728	$—	$—	$6,728
Foreign exchange forward contracts (5)	314	—	314	—
Total liabilities measured and recorded at fair value	$7,042	$—	$314	$6,728
Explanatory footnotes:
1.Money market funds are classified as Level 1 because the funds are valued using quoted market prices in markets that are active.
2.The marketable equity investment is classified as Level 1 because it is valued using quoted market prices in markets that are active.
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
6.The acquisition related earn-out payables are classified as Level 3 because we use a probability-weighted expected payout model to determine the expected payout and an appropriate discount rate to calculate the fair value. The key assumptions in applying the approach are the internally forecasted sales and contributions for the acquired businesses, the probability of achieving the sales and contribution targets and an appropriate discount rate. Significant increases in the probability of achieving sales and contribution targets in isolation would result in a significantly higher fair value measurement while significant decreases in the probability of success in isolation would result in a significantly lower fair value measurement. Similarly, significant increases in the discount rate in isolation would result in a significantly lower fair value measurement while significant decreases in the discount rate in isolation would result in a significantly higher fair value measurement. We evaluate changes in each of the assumptions used to calculate fair values of our earn-out payable at the end of each period.
7. Interest rate swaps are classified as Level 2 because the fair value of interest rate swaps is determined using observable market inputs, such as the one month LIBOR forward pricing curve, as well as credit default spreads reflecting nonperformance risks of VeriFone and that of its counterparties.
Fair Value of Acquisition-Related Earn-out Payables
The following table presents a reconciliation for our earn-out payables measured and recorded at fair value on a recurring basis, using Level 3 significant unobservable inputs (in thousands):

	Six Months Ended	Fiscal Year Ended
	April 30, 2012	October 31, 2011
Balance at beginning of period	$6,728	$2,960
Increase due to business acquisitions	25,651	7,334
Changes in estimates and interest accretion, included in Other income (expense), net and interest expense	332	(2,443)
Other, including the impact of fluctuations in foreign currency exchange rates	437	(623)
Earn-out paid	(12,320)	(500)
Balance at end of period	$20,828	$6,728

As of April 30, 2012, the total gross earn-out payable, if all the financial performance targets were met as of April 30, 2012 would have been $39.3 million.

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

Trunkbow Shares: The fair value of our Trunkbow shares as of April 30, 2012 and October 31, 2011 was estimated at $4.8 million and $5.5 million, respectively. The net unrealized gain as of April 30, 2012 was $0.2 million. We reduced the unrealized gain in accumulated other comprehensive income by $0.5 million and $0.6 million during the three and six months ended April 30, 2012, respectively.

Trunkbow Warrants: The Trunkbow warrants are derivatives. Accordingly, the warrants are recorded at fair value. We estimated the fair value of the warrants using the Black-Scholes valuation model. The changes in fair value are recorded as Other income (expense), net, in our Condensed Consolidated Statements of Operations. The fair value of our Trunkbow warrants as of April 30, 2012 and October 31, 2011 was estimated at $0.5 million and $0.7 million, respectively. We reflected a $0.1 million and $0.2 million mark-to-market loss in other income (expense), net in our Condensed Consolidated Statements of Operations for the three and six months ended April 30, 2012, respectively.

Note 8. Derivative Financial Instruments

We use derivative financial instruments, primarily forward contracts and swaps, to manage our exposure to foreign currency exchange rate and interest rate risks. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates and interest rates.

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

As discussed above, we hold warrants to purchase equity securities of Trunkbow. These warrants are derivative financial instruments, and are included in Prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets. Accordingly, gains or losses resulting from changes in the fair value of these warrants are recorded as Other income (expense), net, in the Condensed Consolidated Statements of Income.

The fair value of the outstanding derivative instruments as of April 30, 2012 and October 31, 2011 is as follows (in thousands):

		As of April 30,	As of October 31,
	Balance Sheet Location	2012	2011
Derivative Assets
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$58	$58
Equity warrants	Prepaid expenses and other current assets	535	682
Total		$593	$740

Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other current liabilities	$2,141	$—
Interest rate swap contracts	Other liabilities	961	—
Total		$3,102	$—

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current liabilities	$196	$314
Total		$196	$314

Foreign Currency Exchange Risk

Foreign exchange forward contracts, both designated and not designated as hedging instruments pursuant to ASC 815 Derivatives and Hedging, are recognized either as assets or liabilities on the Condensed Consolidated Balance Sheets at fair value at the end of each reporting period. We primarily utilize foreign exchange forward contracts to offset the risks associated with certain foreign currency balance sheet exposures. Under this program, foreign exchange forward contracts are arranged and maintained so as to yield gains or losses to offset changes in foreign currency denominated assets or liabilities due to movements in foreign exchange rates, thus mitigating the volatility associated with foreign currency transaction gains or losses. Our foreign currency exposures are predominantly intercompany receivables and payables arising from product sales from one of our entities to another. Foreign exchange forward contracts generally settle within 90 days. We do not use these foreign exchange forward contracts for trading purposes. We have not entered into any foreign currency derivative financial instruments which qualify as hedging instruments since November 1, 2009.

Interest Rate Risk

Interest rate swap agreements, both designated and not designated as hedging instruments pursuant to ASC 815 Derivatives and Hedging, are recognized either as assets or liabilities on the Condensed Consolidated Balance Sheets at fair value at the end of each reporting period. We use interest rate swaps to hedge the variability in cash flows related to interest rate payments. On March 23, 2012, we entered into a number of interest rate swap agreements to effectively convert $500.0 million of the Term Loan A from a floating rate to a 0.71% fixed rate plus applicable margin. The interest rate swaps qualify for hedge accounting treatment as cash flow hedges. The interest rate swaps are effective for the period from March 30, 2012 to March 31, 2015 or 36 months.

Derivatives Designated as Hedging Instruments

The effective portion of changes in the fair value of interest rate swaps that are designated and qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

The aggregate unrealized net loss for interest rate swaps, recorded as a component of comprehensive income, for the three and six months ended April 30, 2012 was $3.1 million. There were no interest rate swaps for the three and six months ended April 30, 2011.

There was no gain (loss) reclassified from accumulated other comprehensive income into interest expense for the three and six months ended April 30, 2012 and 2011.

During the three months ended April 30, 2012 and 2011, we recorded no hedge ineffectiveness in earnings, which would have been included in interest expense on the consolidated statements of operations.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the associated variable-rate debt. Over the next twelve months, we estimate that an additional $2.1 million will be reclassified as an increase to interest expense. We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of 36 months.

Derivatives Not Designated as Hedging Instruments

Gains or losses resulting from changes in the fair value of these foreign exchange forward contracts are not designated as hedging instruments and are recorded as Other income (expense), net, in the Condensed Consolidated Statements of Operations.

As of April 30, 2012, the notional amount of the forward contracts we held to purchase U.S. dollars in exchange for other major international currencies was $167.2 million. As of October 31, 2011, the notional amount of the forward contracts we held to purchase U.S. dollars in exchange for other major international currencies was $87.3 million.

We incurred a net loss on foreign exchange forward contracts, not designated as hedging instruments, of $1.2 million and $24.4 million for the three and six months ended April 30, 2012, respectively. The net loss on foreign exchange forward contracts for the six months ended April 30, 2012 includes a $22.5 million loss for the difference between the forward rate and the actual rate on the date of settlement of foreign exchange forward contracts to lock in the U.S. dollar equivalent purchase price for our Point acquisition. For the comparable periods last year, we incurred a $2.7 million and a $3.2 million net loss on foreign exchange contracts, not designated as hedging instruments, in the three and six months ended April 30, 2011, respectively. These losses are included in Other income (expense), net in our Condensed Consolidated Statements of Income.

Fair Value of Other Financial Instruments

Other financial instruments consist principally of cash, accounts receivable, accounts payable and long-term debt. The estimated fair value of cash, accounts receivable, and accounts payable approximates their carrying value. The estimated fair value of long-term debt related to the Term A, Term B, and Revolving loan approximates the carrying value since the rate of interest on the long-term debt adjusts to market rates on a periodic basis. The fair value of the Notes, using level one inputs of the closing trading price as of April 30, 2012 and October 31, 2011 was $306.2 million and $304.6 million, respectively.

Note 9. Comprehensive Income/(Loss)
The components of comprehensive income/(loss), consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2012	2011	2012	2011
Net income attributable to VeriFone Systems, Inc. stockholders	$3,477	$25,200	$354	$57,231
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(1,520)	8,026	5,437	10,064
Cash flow interest rate hedge loss, net of tax	(1,937)	—	(1,937)	—
Unrealized gain (loss) on marketable equity investment, net of tax	(501)	5,750	(601)	5,750
Benefit plan adjustments	31	—	174	—
Total comprehensive income (loss) before allocation to noncontrolling interests	$(450)	$38,976	$3,427	$73,045
Less: comprehensive income attributable to noncontrolling interest	888	94	1,024	84
Other comprehensive income (loss) attributable to VeriFone Systems, Inc. stockholders	$(1,338)	$38,882	$2,403	$72,961

Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive loss, net of tax, consisted of the following (in thousands):

	April 30,	October 31,
	2012	2011
Foreign currency translation adjustments	$(513)	$(5,950)
Unrealized gain on marketable equity investment	149	750
Unrealized gain (loss) on cash flow hedge	(1,924)	13
Unfunded portion of pension plan obligations	(1,310)	(1,484)
Accumulated other comprehensive loss	$(3,598)	$(6,671)

Note 10. Income Taxes

We recorded income tax benefits of $4.6 million and $14.4 million for the three and six months ended April 30, 2012, respectively. We recorded income tax provision of $3.1 million and $0.6 million for the three and six months ended April 30, 2011, respectively. The effective tax rates for the three and six months ended April 30, 2012 and 2011 are lower than the U.S. statutory tax rate due to earnings in countries where we are taxed at lower rates compared to the U.S. federal and state statutory rates and reversal of uncertain tax position liabilities as statutes of limitations expired. The income tax benefit for the six months ended April 30, 2012 includes the discrete tax benefit of $8.5 million related to the foreign exchange loss on futures contracts which was incurred during the first three months of the period and $6.6 million related to a patent litigation loss contingency expense which was incurred during June 2012.

During January 2012, the Company entered into a formal settlement with the Israeli tax authorities for the calendar year 2006 audit and, accordingly, has released $2.6 million of excess accrued tax liabilities associated with this audit.

As of April 30, 2012, we remain in a net deferred tax asset position. The realization of our deferred tax assets depends primarily on our ability to generate sufficient U.S. and foreign taxable income in future periods. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters as we reevaluate the underlying basis for our estimates of future domestic and certain foreign taxable income.

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

Note 11. Stock-based Compensation

We grant stock awards, including stock options, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) pursuant to stockholder approved equity incentive plans. These equity incentive plans are described in further detail in Note 12. Stockholders’ Equity of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011. All stock awards granted during the six months ended April 30, 2012 were granted under the 2006 Equity Incentive Plan, as amended.

Valuation Assumptions

The grant-date fair value of RSUs is equal to the market value of our common stock on the date of grant. The grant-date fair value of stock options is estimated using the Black-Scholes valuation model. We used the following weighted-average assumptions for the three and six months ended April 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2012	2011	2012	2011
Expected term of the options (in years)	3.6	4.0	3.6	4.0
Risk-free interest rate	0.8%	1.8%	0.7%	1.7%
Expected stock price volatility	66.7%	69.6%	67.3%	70.9%
Expected dividend rate	0.0%	0.0%	0.0%	0.0%

The Black-Scholes valuation model incorporates several subjective assumptions including expected term and expected volatility. The expected term of options granted is derived from the historical actual term of option grants and an estimate of future exercises during the remaining contractual period of the option. In determining expected volatility for options, we include the elements listed below at the weighted percentages presented:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2012	2011	2012	2011
Historical volatility of our common stock	75.0%	60.0%	75.0%	60.0%
Historical volatility of comparable companies' common stock	20.0%	35.0%	20.0%	35.0%
Implied volatility of our traded common stock options	5.0%	5.0%	5.0%	5.0%

We placed the greatest weighting on the historic volatility of our common stock because we believe that, in general, it is representative of our expected volatility. However, our stock price during the second half of calendar year 2007 and most of calendar year 2008 was significantly impacted by our announcement on December 3, 2007 of a restatement of certain of our financial statements. Our restated financial statements were filed on August 19, 2008. Given that our historic volatility includes the volatility during this period, which we do not believe is representative of our expected volatility, we also used peer group data and implied volatility. We included peer group data in an effort to capture a broader view of the marketplace over the last four years. We included the implied volatility of our traded options to capture market expectations regarding our stock price. In determining the weighting between our peer group data and implied volatility, we accorded less weighting to our implied volatility because there is a relatively low volume of trades and the terms of the traded options are shorter than the expected term of our share options. Beginning with our fiscal quarter ending July 31, 2012, we have historical volatility data for our stock for a period of time that covers the length of our expected term of 3.6 years, and that we believe provides a reasonable basis for an estimation of our expected volatility. Accordingly, we will no longer use historic volatility of comparable companies' common stock in our weighting percentages. For the fiscal quarter ending July 31, 2012, we will increase the weighting of the historical volatility of our common stock from 75.0% to 95.0%, with the remaining 5.0% based on the implied volatility of our traded stock options.

Stock-based Compensation Expense

The following table presents the stock-based compensation expense recognized during the three and six months ended April 30, 2012 and 2011 (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2012	2011	2012	2011
Cost of net revenues	$463	$394	$942	$791
Research and development	1,201	939	2,454	1,814
Sales and marketing	4,405	3,550	8,667	6,579
General and administrative	4,954	4,435	9,664	7,573
Total stock-based compensation	$11,023	$9,318	$21,727	$16,757

As of April 30, 2012, total unrecognized compensation expense adjusted for estimated forfeitures related to unvested stock options, and RSUs and RSAs was $44.3 million and $31.1 million, respectively, which is expected to be recognized over the remaining weighted-average vesting periods of 2.0 years for stock options and 2.6 years for RSUs and RSAs.

Stock Option Activity

The following table provides a summary of stock option activity under our equity incentive plans for the six months ended April 30, 2012:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at October 31, 2011	8,201	$18.38
Granted	1,239	$37.52
Exercised	(1,807)	$15.18
Canceled	(193)	$22.53
Expired	(46)	$24.07
Balance at April 30, 2012	7,394	$22.23	4.8	$188,260
Vested or expected to vest at April 30, 2012	7,027	$21.55	4.7	$183,674
Exercisable at April 30, 2012	2,621	$14.71	3.7	$86,390

The total proceeds received as a result of stock option exercises under all plans for each of the six months ended April 30, 2012 and 2011 were $27.4 million and $37.4 million, respectively. We recognized $0.1 million of tax benefits in the six months ended April 30, 2012. We did not recognize any tax benefits in connection with the exercises during the six months ended April 30, 2011.

The weighted average fair value per share of options granted during the six months ended April 30, 2012 and 2011 was $18.16 and $26.24, respectively. The total intrinsic value of options exercised was $58.3 million and $73.0 million during the three months ended April 30, 2012 and 2011, respectively.

Restricted Stock Units and Restricted Stock Awards

The following table summarizes RSU and RSA activity for the six months ended April 30, 2012:

	Shares (in thousands)	Aggregate Intrinsic Value (in thousands)
Outstanding at October 31, 2011	1,398
Granted	547
Vested	(242)
Outstanding at April 30, 2012	1,703	$81,131
Vested and expected to vest at April 30, 2012	1,410	$67,172
Ending exercisable (vested and deferred)	559	$26,631

The weighted average grant date fair value per share of RSUs granted during the six months ended April 30, 2012 and 2011 was $44.20 and $39.89, respectively. The total fair value of RSUs that vested in the six months ended April 30, 2012 and 2011 was $9.3 million and $11.6 million, respectively. All RSAs were granted on April 1, 2010 with a grant date fair value of $20.35.

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

The following details the computation of net income per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2012	2011	2012	2011
Basic and diluted net income per share attributable to VeriFone Systems, Inc. stockholders:
Numerator:
Net income attributable to VeriFone Systems, Inc. stockholders	$3,477	$25,200	$354	$57,231
Denominator:
Weighted average shares attributable to VeriFone Systems, Inc. stockholders - basic	106,898	88,418	106,359	87,744
Weighted average effect of dilutive securities:
Stock options, RSUs and RSAs	3,508	4,241	3,619	4,237
Notes (1)	742	775	371	387
Weighted average shares attributable to VeriFone Systems, Inc. stockholders - diluted	111,148	93,434	110,349	92,368
Net income per share attributable to VeriFone Systems, Inc. stockholders:
Basic	$0.03	$0.29	$—	$0.65
Diluted	$0.03	$0.27	$—	$0.62

(1) The diluted shares from the Notes do not include the effects of our Note hedge, as described in Note 5. Financings in the Notes to the Condensed
Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The Note hedge will reduce the dilution attributable to the Notes by 50% if and when the Notes are redeemed and the Note hedge is exercised.

For the three and six months ended April 30, 2012, stock awards to purchase 2.3 million and 2.7 million shares of common stock, respectively, were excluded from the calculation of earnings per share as they were anti-dilutive. For the three and six months ended April 30, 2011 stock awards to purchase 0.4 million and 0.4 million shares of common stock, respectively, were excluded from the calculation of earnings per share as they were anti-dilutive, respectively. These awards could be included in future calculations if the market value of the common shares increases.

The Notes are considered to be Instrument C securities, and therefore, only the conversion spread relating to the Notes is included in our diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread of the Notes has a dilutive effect when the average share price of our common stock during any quarter in the fiscal years exceeds $44.02. The average share prices of our common stock during the three months ended April 30, 2012 and 2011 were $49.89 and $50.19, respectively, and therefore, the Notes were dilutive for the three and six months ended April 30, 2012 and 2011.

Warrants to purchase 7.2 million shares of our common stock were outstanding at April 30, 2012 and October 31, 2011 but were not included in the computation of diluted earnings per share because the warrants’ exercise price of $62.36 was greater than the average share price of our common stock during the three and six months ended April 30, 2012 and 2011, and therefore, the warrants were anti-dilutive for those periods.
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

In connection with our taxi media businesses, we enter into operating lease arrangements for the right to place advertising in and/or on taxicabs. In general, these lease arrangements are non-cancelable for terms ranging from 3 to 10 years, require us to pay minimum lease amounts based on the type and locations of the advertising displays on the taxicabs and are subject to fee escalation clauses. Considering the advertising on operational taxicabs at April 30, 2012, we had total lease commitments of $101.0 million for taxi media leases including leases assumed in our acquisition of Show Media. This amount includes one significant lease with a total minimum commitment of $41.5 million as of April 30, 2012 based on the number of operational taxicabs at that date, subject to fee escalation clauses. This lease has a 10 year term expiring October 31, 2021 and provides us with exclusive rights to place advertising on the taxicabs subject to the lease.

Future minimum lease payments and sublease rental income under operating leases, including the taxi media leases described above and the number of operational taxicabs as of April 30, 2012, were as follows (in thousands):

Fiscal Years Ending October 31:	Minimum Lease Payments	Sublease Rental Income	Net Minimum Lease Payments
2012 (remaining 6 months)	$26,053	$(154)	$25,899
2013	38,597	(316)	38,281
2014	28,357	(326)	28,031
2015	19,710	(336)	19,374
2016	15,420	(259)	15,161
Thereafter	45,074	—	45,074
Total	$173,211	$(1,391)	$171,820

Rent expense for the three and six months ended April 30, 2012 and 2011 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2012	2011	2012	2011
Net rent expense for non-cancelable taxi operating leases	$7,112	$5,735	$13,716	$11,365
Other rent expense	6,155	3,435	13,264	7,254
	$13,267	$9,170	$26,980	$18,619

Manufacturing Agreements

We work on a purchase order basis with our primary electronic manufacturing services providers, which are located in China, Singapore, Malaysia, Brazil, Germany, Romania, and Israel, and component suppliers located throughout the world to supply nearly all of our finished goods inventories, spare parts, and accessories. We generally provide each such supplier with a purchase order to cover the manufacturing requirements, which constitutes a binding commitment by us to purchase materials and finished goods produced by the manufacturer as specified in the purchase order. Most of these purchase orders are considered to be non-cancelable and are expected to be paid within one year of the issuance date. As of April 30, 2012, the amount of purchase commitments issued to contract manufacturers and component suppliers totaled approximately $149.1 million. Of this amount, $17.6 million has been recorded in Accrued Expenses in the accompanying Condensed Consolidated Balance Sheets because these commitments are not expected to have future value to us.

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

Contingencies

We evaluate the circumstances regarding outstanding and potential litigation and other contingencies on a quarterly basis to determine whether there is at least a reasonable possibility that a loss exists requiring accrual or disclosure, and if so, whether an estimate of the possible loss or range of loss can be made or whether such an estimate cannot be made. When loss is probable and reasonably estimable, we accrue for such amount based on our estimate of the probable loss considering information available at the time. When loss is reasonably possible, we disclose the estimated possible loss or range of loss in excess of amounts accrued. Except as otherwise disclosed below, we did not believe that loss is probable or that there was a reasonable possibility that a material loss may have been incurred with respect to the matters disclosed.

Accrued Warranty

We provide reserves for the estimated costs of product warranty obligations based on a number of factors including the size of the installed base of products subject to warranty protection, historical and projected warranty claim rates, historical and projected costs associated with claims, and knowledge of specific product failures that are outside of our typical experience. We assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary based on our actual experience and any changes in future estimates. As of April 30, 2012 and October 31, 2011, our warranty accrual included product specific warranty accruals of approximately $4.1 million and $7.9 million, respectively, related to specific issues with our products. The amount accrued represents our best estimate of the costs expected to be incurred based on currently available information. We may incur additional warranty expense related to these products in future periods.

Brazilian State Tax Assessments

State Value Added Tax

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 received an unfavorable administrative decision on a tax enforcement action against it filed by the São Paulo State Revenue Department for collection of state sales taxes related to purported sales of software for the 1998 and 1999 tax years. In 2004 an appeal against this unfavorable administrative decision was filed in a judicial proceeding. The first level decision in the judicial proceeding was issued in our favor. The São Paulo State Revenue Department has filed an appeal of this decision and the proceeding is now pending second level decision. Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible that we may receive an unfavorable decision in this proceeding. The tax assessment including estimated interest through April 30, 2012 for this matter totals approximately 7.0 million Brazilian reais (approximately $3.7 million). As of April 30, 2012, we have not accrued for this matter.

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

In the Vitória tax assessment, the fines were reduced from 4.7 million Brazilian reais (approximately $2.5 million) to 1.5 million Brazilian reais (approximately $0.8 million) on a first level administrative decision on January 26, 2007. Both the tax authorities and the Company filed appeals of the first level administrative decision. In this appeal, we argued that the tax authorities did not have enough evidence to determine that the import transactions were indeed fraudulent and that, even if there were some irregularities in such importations, they could not be deemed to be our responsibility since all the transactions were performed by the third-party importer of the goods. On June 30, 2010, the Taxpayers Administrative Council of Tax Appeals decided to reinstate the original claim amount of 4.7 million Brazilian reais (approximately $2.5 million) against us. A formal ruling on the decision of the Administrative Council has not yet been issued. In addition, the federal attorney in this proceeding has filed a motion to clarify, which is also pending a decision. Once a formal ruling is issued by the Administrative Council, we will decide whether or not to appeal to the judicial level. Based on our current understanding of the underlying facts, we believe that it is probable that our Brazilian subsidiary will be required to pay some amount of fines. At April 30, 2012, we have accrued 4.7 million Brazilian reais (approximately $2.5 million) for this matter, plus interest.

On July 12, 2007, we were notified of a first administrative level decision rendered in the São Paulo tax assessment, which maintained the total fine of 20.2 million Brazilian reais (approximately $10.7 million) as imposed. On August 10, 2007, we appealed the first administrative level decision to the Taxpayers Council. A hearing was held on August 12, 2008 before the Taxpayers Council, and on October 14, 2008, the Taxpayers Council granted our appeal and dismissed the São Paulo assessment based upon the assessment being erroneously calculated on the value of the sale of the products in question to end customers in the local market rather than on the declared importation value of such products. We were subsequently notified of the Taxpayers Council's decision and the case was dismissed on May 19, 2009. In August 2009, the Brazilian tax authorities requested additional materials from us. In October 2009, we received a revised assessment in this matter of $1.9 million Brazilian reais (approximately $1.0 million). On May 20, 2010, we were notified of a first level decision canceling the revised tax assessment. This decision is currently pending second level review. The administrative proceeding for judgment before the Administrative Council of Tax Appeals was originally scheduled for May 24, 2012, but has been postponed pending personal inspection of the records at the request of one of the council members. At April 30, 2012, we have accrued 1.6 million Brazilian reais (approximately $0.9 million) for this matter.

On January 18, 2008, we were notified of a first administrative level decision rendered in the Itajai assessment, which maintained the total fine of 2.0 million Brazilian reais (approximately $1.0 million) as imposed, excluding interest. On May 27, 2008, we appealed the first level administrative level decision to the Taxpayers Council. This matter is currently pending second level decision. Based on our current understanding of the underlying facts, we believe that it is probable that our Brazilian subsidiary will be required to pay some amount of fines. Accordingly, at April 30, 2012, we have accrued 2.0 million Brazilian reais (approximately $1.0 million) for this matter, plus interest.

Municipality Tax on Services Assessment

In December 2009, one of the Brazilian subsidiaries that was acquired as part of the Lipman acquisition was notified of a tax assessment regarding alleged nonpayment of tax on services rendered for the period from September 2004 to December 2004. This assessment was issued by the municipality of São Paulo (the “municipality”), and asserts a services tax deficiency and related penalties totaling 0.9 million Brazilian reais (approximately $0.5 million) excluding interest. The municipality claims that the Brazilian subsidiary rendered certain services within the municipality of São Paulo but simulated that those services were rendered in another city. In January 2010, we presented our administrative defense to the claim and related penalties. On April 18, 2012, we received an unfavorable second administrative level decision maintaining the tax assessment. No further grounds of appeal are available to us for this matter within the administrative courts, and we are considering the possibility of appealing the tax assessment in the civil courts. At the end of December 2010 the municipality issued further tax assessments alleging the same claims for 2005 through June 2007. These additional subsequent claims assert services tax deficiencies and related penalties totaling 5.9 million Brazilian reais (approximately $3.1 million) excluding interest. In January 2011, we presented our administrative defense to these subsequently issued claims. On August 12, 2011, we were notified of a first administrative level decision maintaining all of the services tax assessments asserted by the municipality. On August 20, 2011, we filed our appeal of the decision and the proceeding is now pending the second administrative level decision. At April 30, 2012, we have accrued for these alleged services tax deficiencies and penalties plus estimated interest.

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 received an unfavorable administrative decision on a tax enforcement action against it filed by the municipality of Curitiba for collection of alleged services tax deficiency. An appeal against this unfavorable administrative decision was filed in a judicial proceeding and currently the case is pending the municipality of Curitiba's compliance with the writ of summons. The underlying assessment including estimated interest as of April 30, 2012 is approximately 5.8 million Brazilian reais (approximately $3.1 million). Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible that we may receive an unfavorable decision in this proceeding. As of April 30, 2012, we have not accrued for this matter.

Patent Infringement and Commercial Litigation

Cardsoft, Inc. et al v. VeriFone Holdings, Inc., VeriFone, Inc., Hypercom Corporation, et al.

On March 6, 2008, Cardsoft, Inc. and Cardsoft (Assignment for the Benefit of Creditors), LLC (“Cardsoft”) commenced an action in the United States District Court for the Eastern District of Texas, Marshall Division, against us and Hypercom Corporation among others, alleging infringement of U.S. Patents No. 6,934,945 and No. 7,302,683 purportedly owned by Cardsoft. Cardsoft is seeking a judgment of infringement, and an injunction against further infringement, damages, interest and attorneys' fees. The Markman hearing was held August 8, 2011. Based on the court's ruling after the Markman hearing we filed motions for summary judgment on the claims prior to the scheduled trial, moving that, based on the court's construction of the key claims of the patents-in-suit, our products do not infringe on the patents-in-suit and moving for summary judgment based on our contentions the patents-in-suit are invalid. However, the court did not rule on these motions before trial, nor did the court rule on Cardsoft's summary judgment motions. Similarly, the court did not rule on the substantive pre-trial motions in favor of ruling on the matters at trial. The jury trial for this case commenced on June 4, 2012. On June 8, 2012, the jury completed its deliberations and returned an unfavorable verdict finding that Cardsoft's patents were valid and were infringed by the accused VeriFone and Hypercom devices, and further determined that a royalty rate of $3 per unit should be applied. Accordingly, the jury awarded Cardsoft infringement damages and royalties of $15.4 million covering past sales of the accused devices by VeriFone and Hypercom. The jury concluded there was no willful infringement by either VeriFone or Hypercom. We moved for judgment as a matter of law prior to the submission of the case to the jury, but the District Court did not rule on those motions. We plan to file additional motions challenging the jury verdict and/or to move for a new trial. We expect that Cardsoft will seek pre-judgment interest on the damages amount and, notwithstanding the jury's finding of no willful infringement, to recover its attorneys' fees. Judgment has not yet been entered in this case. The District Court will rule on these matters before it enters judgment. We intend to appeal this verdict, and are currently also evaluating our other alternatives, including post-judgment motions. Based on the trial verdict and current status of this litigation, we have determined that it is probable we will incur a loss on this litigation, and we estimate such loss to be approximately $17.6 million, including estimated pre-judgment interest. As a result of the jury verdict issued on June 8, 2012, we have recorded an accrual of $17.6 million as of April 30, 2012 for this ongoing litigation. In addition, we expect Cardsoft will claim further royalties on our future U.S. sales of the accused products based on the awarded royalty rate and the jury's verdict that the patents-in-suit, which have an expiration date of March 16, 2018, are valid. As noted above, judgment has not yet been entered in this case and it is reasonably possible that Cardsoft may seek amounts higher than what we have included in our estimate of pre-judgment interest, may claim further royalties and damages on future U.S. sales at a rate higher than the royalty rate awarded by the jury or may appeal the finding of non-willful infringement. Any damages award that is maintained after appeal would be additionally subject to post-judgment interest. We intend to vigorously pursue our appeal of this verdict and to defend any further claims related to this litigation. At this time we are unable to estimate the range of additional loss, if any, related to any further amounts Cardsoft may seek and the District Court may award in post-trial motions. Unfavorable rulings on such motions could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Class Action and Derivative Lawsuits

On or after December 4, 2007, several securities class action claims were filed against us and certain of our officers, former officers, and a former director. These lawsuits were consolidated in the U.S. District Court for the Northern District of California as In re VeriFone Holdings, Inc. Securities Litigation, C 07-6140 MHP. The original actions were: Eichenholtz v. VeriFone Holdings, Inc. et al., C 07-6140 MHP; Lien v. VeriFone Holdings, Inc. et al., C 07-6195 JSW; Vaughn et al. v. VeriFone Holdings, Inc. et al., C 07-6197 VRW (Plaintiffs voluntarily dismissed this complaint on March 7, 2008); Feldman et al. v. VeriFone Holdings, Inc. et al., C 07-6218 MMC; Cerini v. VeriFone Holdings, Inc. et al., C 07-6228 SC; Westend Capital Management LLC v. VeriFone Holdings, Inc. et al., C 07-6237 MMC; Hill v. VeriFone Holdings, Inc. et al., C 07-6238 MHP; Offutt v. VeriFone Holdings, Inc. et al., C 07-6241 JSW; Feitel v. VeriFone Holdings, Inc., et al., C 08-0118 CW. On August 22, 2008, the court appointed plaintiff National Elevator Fund lead plaintiff and its attorneys lead counsel. Plaintiff filed its consolidated amended class action complaint on October 31, 2008, which asserts claims under the Securities Exchange Act Sections 10(b), 20(a), and 20A and Securities and Exchange Commission Rule 10b-5 for securities fraud and control person liability against us and certain of our current and former officers and directors, based on allegations that we and the individual defendants made false or misleading public statements regarding our business and operations during the putative class periods and seeks unspecified monetary damages and other relief. We filed our motion to dismiss on December 31, 2008. The court granted our motion on May 26, 2009 and dismissed the consolidated amended class action complaint with leave to amend within 30 days of the ruling. The proceedings were stayed pending a mediation held in October 2009 at which time the parties failed to reach a mutually agreeable settlement. Lead plaintiff's first amended complaint was filed on December 3, 2009 followed by a second amended complaint filed on January 19, 2010. We filed a motion to dismiss the second amended complaint and the hearing on our motion was held on May 17, 2010. In July 2010, prior to any court ruling on our motion, lead plaintiff filed a motion for leave to file a third amended complaint on the basis that it had newly discovered evidence. Pursuant to a briefing schedule issued by the court we submitted our motion to dismiss the third amended complaint and lead plaintiff filed its opposition, following which the court took the matter under submission without further hearing. On March 8, 2011, the court ruled in our favor and dismissed the consolidated securities class action without leave to amend. On April 5, 2011, lead plaintiff filed its notice of appeal of the district court's ruling to the U.S. Court of Appeals for the Ninth Circuit. On June 24 and June 27, 2011, lead plaintiff dismissed its appeal as against defendants Paul Periolat, William Atkinson, and Craig Bondy. Lead plaintiff filed its opening brief on appeal on July 28, 2011. We filed our answering brief on September 28, 2011 and lead plaintiff filed its reply brief on October 31, 2011. A hearing on oral arguments for this appeal was held before a judicial panel of the Ninth Circuit on May 17, 2012. There has been no ruling on this appeal to date.

Beginning on December 13, 2007, several actions were also filed against certain current and former directors and officers derivatively on our behalf. These derivative lawsuits were filed in: (1) the U.S. District Court for the Northern District of California, as In re VeriFone Holdings, Inc. Shareholder Derivative Litigation, Lead Case No. C 07-6347 MHP, which consolidates King v. Bergeron, et al.  (Case No. 07-CV-6347), Hilborn v. VeriFone Holdings, Inc., et al.  (Case No. 08-CV-1132), Patel v. Bergeron, et al.  (Case No. 08-CV-1133), and Lemmond, et al. v. VeriFone Holdings, Inc., et al.  (Case No. 08-CV-1301); and (2) California Superior Court, Santa Clara County, as In re VeriFone Holdings, Inc. Derivative Litigation, Lead Case No. 1-07-CV-100980, which consolidates Catholic Medical Mission Board v. Bergeron, et al.  (Case No. 1-07-CV-100980), and Carpel v. Bergeron, et al.  (Case No. 1-07-CV-101449). On May 15, 2008, the court in the federal derivative action appointed Charles R. King as lead plaintiff and his attorneys as lead counsel. On October 31, 2008, lead plaintiff in the federal action filed this consolidated amended derivative complaint, which names us as a nominal defendant and brings claims for insider selling, breach of fiduciary duty, unjust enrichment, waste of corporate assets and aiding and abetting breach of fiduciary duty against us and certain of our current and former officers and directors. On December 15, 2008, we and the other defendants filed a motion to dismiss. The parties agreed by stipulation that briefing on this motion would relate only to the issue of lead plaintiff's failure to make a pre-suit demand on our Board of Directors. The court granted our motion on May 26, 2009 and dismissed the consolidated amended derivative complaint with leave to amend within 30 days of the ruling. The proceedings were stayed pending a mediation held in October 2009 at which time the parties failed to reach a mutually agreeable settlement. Lead plaintiff's second amended complaint was filed on December 10, 2009. We filed our motion to dismiss the second amended complaint on January 25, 2010 and a hearing on our motion to dismiss was held on May 17, 2010. On August 25, 2010, the federal district court ruled in our favor and dismissed lead plaintiff's second amended derivative complaint without leave to amend. Lead plaintiff appealed the District Court's judgment to the U.S. Court of Appeal for the Ninth Circuit, filing his opening brief on April 14, 2011. We filed our answering brief on May 31, 2011 and lead plaintiff filed his reply on July 1, 2011, following which the Ninth Circuit took the matter under submission without oral argument. On November 28, 2011, the Ninth Circuit issued an order in our favor, and entered judgment affirming the District Court's dismissal of lead plaintiff's second amended complaint. Lead plaintiff did not appeal the Ninth Circuit's judgment and this federal derivative action is now closed.

On June 9, 2009, lead plaintiff in the federal derivative action made a demand to inspect certain of our books and records. In response to this demand, we provided certain of our books and records, including minutes and materials for our Board of Directors, Audit Committee and Compensation Committee meetings for the relevant period. We produced documents responsive to each category of lead plaintiff's request except that we withheld production, on the basis of privilege, of the Audit Committee's report of the independent investigation into the events leading to the restatement of our fiscal year 2007 interim financial statements. On November 6, 2009, lead plaintiff filed a complaint in Delaware Chancery Court seeking to compel production of the independent investigation report. We filed a motion to dismiss this complaint on December 3, 2009, and briefs on this motion were submitted during January 2010. A hearing on our motion to dismiss was held on March 10, 2010 and on May 12, 2010, the court issued an opinion dismissing with prejudice lead plaintiff's complaint seeking to compel production of the independent investigation report. Lead plaintiff appealed the dismissal. The parties filed their respective briefs on the appeal and a hearing on the appeal was held November 17, 2010 before the Delaware Supreme Court. The case was submitted before the Delaware Supreme Court en Banc without further briefing or oral argument. In January 2011, the Delaware Supreme Court issued a ruling which accepted certain legal arguments made by lead plaintiff, reversed the order of the Chancery Court, and remanded the case to the Chancery Court for further proceedings, while noting that lead plaintiff's claim may still be subject to dismissal under the applicable legal standard because the underlying derivative complaint in the federal district court had been dismissed with prejudice. On December 12, 2011, the Delaware Chancery Court entered an order dismissing the action by stipulation of the parties in light of the Ninth Circuit's November 28, 2011 order affirming the dismissal of the federal derivative action.

On October 31, 2008, the state derivative plaintiffs filed their consolidated derivative complaint in California Superior

Court for the County of Santa Clara naming us as a nominal defendant and bringing claims for insider selling, breach of fiduciary duty, unjust enrichment, waste of corporate assets and aiding and abetting breach of fiduciary duty against certain of our current and former officers and directors and our largest shareholder as of October 31, 2008, GTCR Golder Rauner LLC. In November 2008, we filed a motion to stay the state court action pending resolution of the parallel federal actions, and the parties have agreed by stipulation to delay briefing on the motion to stay until after the issue of demand futility is resolved in the federal derivative case. On June 2, 2011, the court entered a stipulated order requiring the parties to submit a case status report on August 1, 2011 and periodically thereafter. The parties submitted status reports to the court through June 4, 2012 as requested by the court, and have also begun to meet and confer regarding next steps in the state derivative action in light of the final dismissal of the federal derivative action. The next status report is due August 3, 2012.

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

On May 30, 2012, we were notified by the Spanish competition authority (La Comisión Nacional de la Competencia, or "CNC") that CNC intends to formally review our completion of our merger with Hypercom for alleged non-compliance with notification requirements under Spanish merger control law.

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

Corporate net revenues and operating income (loss) reflect amortization of purchased intangible assets, step-up of inventory, step-down in deferred revenue, impairment, stock-based compensation, acquisition, integration and restructuring costs, and other Corporate charges, including inventory obsolescence and scrap, rework, specific warranty provisions, non-standard freight and over-and-under absorption of materials management overhead. Since corporate costs are generally incurred on a company-wide basis, it is impractical to allocate them to either the North America or International segments.

The following table sets forth net revenues and operating income for our segments (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2012	2011	2012	2011
Net revenues:
International	$350,159	$172,148	$655,394	$327,609
North America	129,206	120,629	249,173	249,106
Corporate	(7,347)	(331)	(13,025)	(504)
Total net revenues	$472,018	$292,446	$891,542	$576,211
Operating income:
International	$102,432	$45,750	$188,152	$89,760
North America	44,478	43,345	85,455	90,001
Corporate	(128,826)	(51,757)	(233,603)	(107,212)
Total operating income	$18,084	$37,338	$40,004	$72,549
Our goodwill by segment was as follows (in thousands):

	April 30, 2012	October 31, 2011
International	$982,215	$398,855
North America	217,283	162,559
Total	$1,199,498	$561,414

Our total assets by segment were as follows (in thousands):

	April 30, 2012	October 31, 2011
International	$2,590,362	$1,362,402
North America	1,155,311	951,159
Total	$3,745,673	$2,313,561

Geographic Information
The net revenues by geographic area were as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2012	2011	2012	2011
United States and Canada	$128,907	$120,734	$248,537	$249,038
Europe, Middle East and Africa	198,941	93,263	353,848	171,970
Latin America	96,205	56,217	196,494	106,348
Asia	47,965	22,232	92,663	48,855
Total net revenues	$472,018	$292,446	$891,542	$576,211
Revenues are allocated to the geographic areas based on the shipping destination of customer orders.

Note 15. Restructuring Charges

There were no new restructuring plans approved during the three and six months ended April 30, 2012.

The following table summarizes restructuring expenses under existing restructuring plans during the three and six months ended April 30, 2012 (in thousands):

	Three months ended	Six months ended
	April 30, 2012	April 30, 2012
Cost of net revenues	$143	$506
Sales and marketing	(51)	(126)
General and administrative	748	1,098
Total restructuring expense	$840	$1,478
For the comparable periods in 2011 the restructuring expenses were not material.
During the fourth quarter of fiscal year 2011, our management approved, committed to, and initiated a plan estimated to cost up to $14.7 million to restructure our operations due to our acquisition of Hypercom in order to improve the cost efficiencies in our merged operations. During the three months ended April 30, 2012, we recorded an additional $0.8 million of employee restructuring expense and paid another $1.3 million under this plan. Since the inception of this plan, we have expensed $9.9 million and paid $8.5 million.
We have a $1.3 million and $4.9 million restructuring liability as of April 30, 2012 and October 31, 2011 for the Hypercom related restructuring plan.
Other prior years' restructuring plans liabilities as of April 30, 2012 and October 31, 2011 were $1.1 million and $1.3 million, respectively. The change in the liability for those plans was mainly due to payments for facilities-related restructuring costs.
Restructuring activity for the six months ended April 30, 2012 was as follows (in thousands):

	Employee Severance and Benefit Arrangements	Facilities Related Costs	Total
Balance at October 31, 2011	$4,864	$1,291	$6,155
Current year charges and adjustments	1,318	160	1,478
Other adjustments	(147)	(3)	(150)
Cash payments	(4,715)	(408)	(5,123)
Balance at April 30, 2012	$1,320	$1,040	$2,360
As of April 30, 2012, $1.7 million of restructuring accruals were included in Other current liabilities and $0.7 million of restructuring accruals were included in Other long-term liabilities in the Condensed Consolidated Balance Sheets.

Note 16. Related-Party Transactions

For the three months ended April 30, 2012 and 2011, we recorded $2.9 million and $3.0 million, respectively, of sales to certain companies of which members of our Board of Directors also serve on the board. For the six months ended April 30, 2012 and 2011, we recorded $5.1 million and $8.6 million, respectively, of net revenues on sales to certain companies of which members of our Board of Directors also serve on the board. As of April 30, 2012 and October 31, 2011, we have outstanding accounts receivable balances of $0.7 million and $1.8 million, respectively, related to such companies.

The 51% majority owned subsidiary of Point, Babs Paylink AB, has an unsecured overdraft facility with Swedbank, the 49% shareholder of Babs Paylink AB. As of April 30, 2012, SEK 39.0 million ($5.8 million) was outstanding and SEK 21.0 million ($3.1 million) was available. See Note 5. Financings in the Notes to Condensed Consolidated Financial Statements for information on the Point Overdraft Facility. For the three and six months ended April 30, 2012, we recorded $0.1 million and $0.4 million, respectively, of net revenues on sales to certain affiliates of Swedbank.

Note 17. Subsequent Event
On June 8, 2012, VeriFone received an unfavorable trial verdict related to an ongoing patent infringement litigation that commenced trial on June 4, 2012. As a result of this verdict, we have determined that it is probable we will incur a loss on this litigation, and we estimate such loss to be approximately $17.6 million, including estimated pre-judgment interest. We have accrued $17.6 million for this litigation as of April 30, 2012. See further discussion in Note 13. Commitments and Contingencies.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. In some cases, forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “intends,” “potential,” “continues,” “plans,” “predicts,” and similar terms. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, and management's beliefs and assumptions, and do not reflect the potential impact of any mergers, acquisitions, or other business combinations or divestitures, that have not been completed. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Our statements regarding future performance also incorporate our estimates, projections and assumptions concerning the performance of recently acquired businesses, including Electronic Transaction Group Nordic Holding AB which operate the Point International business (“Point"), which we acquired on December 30, 2011, as described in Note 2. Business Combinations in the Notes to Condensed Consolidated Financial Statements of this report on Form 10-Q, including assumptions about the prospects for the acquired businesses' products and markets, the ability to retain customer relationships and key employees, successful integration of key technologies and operations, and the potential for unexpected liabilities. In addition, as we integrate these businesses into our operations, our understanding of the financial and operational performance of the acquired businesses may change. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A Risk Factors in our 2011 Annual Report on Form 10-K and in Part II, Item 1A Risk Factors of this Quarterly Report on Form 10-Q. The following discussion should be read in conjunction with our consolidated financial statements and related notes included in our 2011 Annual Report on Form 10-K and the Condensed Consolidated Financial Statements and Notes thereto included in Part I, Item I of this Quarterly Report on Form 10-Q. Unless required by law, we expressly disclaim any obligation to update publicly any forward-looking statements, whether as result of new information, future events, or otherwise.
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

Services are an increasingly important part of our overall revenue mix. Our offerings include new services such as Point's Payment-as-a-Service offering, our SAIL micro-merchant payment acceptance service and our services deploying media-related equipment in taxis and at gas stations, as well as several existing service offerings spanning different aspects of the payments ecosystem, including equipment repair/maintenance, advertising publishing, gateway processing, remote terminal management, software maintenance, customized application development, helpdesk, customer service, and encryption/tokenization. We also offer our customers support for installed systems, consulting and project management services for system deployment, and customization of integrated software solutions.

Our customers include financial institutions, payment processors, petroleum companies, large retailers, taxi fleets, to a limited extent, merchants, government organizations, healthcare companies, independent sales organizations (“ISO”) and advertisers. The functionality of our system solutions includes the capture of electronic payment data, certified transaction security, connectivity, compliance with regulatory standards and the flexibility to execute a variety of payment and nonpayment applications on a single system solution.

We believe that we benefit from a number of competitive advantages gained through our over 30-year history of success in our industry. These advantages include our globally trusted brand name, large installed base, significant involvement in the development of industry standards, security infrastructure, global operating scale, customizable platforms, and investment in research and development. We believe that these advantages position us well to capitalize on the continuing global shift toward electronic payment transactions.

Our Industry Trends

Our industry's growth continues to be driven by the long-term shift toward electronic payment transactions and away from cash and checks, the rapid penetration of electronic payments in emerging markets as those economies modernize, the potential expansion of EMV Smartcard-based payments into the United States, increasing proliferation of IP connectivity and wireless communication, an increasing focus on security to reduce fraud and identity theft, and a growing emphasis on contactless payments and mobile phone initiated payments based on NFC, as well as unattended self-service kiosks and outdoor payment systems and the merging of marketing capabilities such as advertising and couponing with payment devices. We believe that these trends will continue to drive demand for electronic payment systems.

Internationally, growth rates have generally been higher than in the United States ("US") because of the relatively lower penetration rates of electronic payment transactions in many countries, as well as increasing governmental efforts to modernize economies and to encourage electronic payments as a means of improving collection of value-added tax (“VAT”) and sales tax.

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

During the past year we completed acquisitions for the purpose of expanding our product and service offerings, as well as expanding our geographic reach. We expect that our two largest acquisitions, Hypercom in August 2011 and Point in December 2011, will significantly increase our International segment revenues and operating results. Additionally, our other acquisitions during the first half of fiscal 2012 are expected to contribute to future North America results through new product and service offerings that we intend to also expand internationally. These acquisitions are discussed further below.

We are experiencing revenue growth in both developed and emerging countries. In developed countries, we experience revenue growth driven mainly by customers upgrading and replacing their systems to address best-practice security in more stable economic conditions. We experience revenue growth in emerging geographies, such as Latin America, especially Brazil, the Middle East and Africa, and Russia, due to factors including growing demand as a result of improvements in economic conditions and efforts to modernize. We expect demand to continue to grow in the remainder of fiscal year 2012, with particular strength in emerging economies. We continue to devote research and development (“R&D”) resources to address the market needs of both emerging and developed economies.

We recorded $18 million of loss contingency expense for the three months ended April 30, 2012 as a result of an unfavorable jury verdict issued on June 8, 2012, just prior to the filing of this Form 10-Q, related to an ongoing patent infringement litigation captioned, Cardsoft, Inc. and Cardsoft (Assignment for the Benefit of Creditors), LLC v. VeriFone Holdings, Inc. et al. Following trial, the jury issued a verdict for damages which was based on a royalty rate of $3 per unit for past U.S. sales of our products accused of infringement. The financial statements included in this report on Form 10-Q have been updated to reflect the June 8, 2012 verdict. In addition, as a result of this verdict, Cardsoft may seek and the court may order a royalty on our future sales of the accused products in the U.S. at the $3 per unit applied by the jury or at such other rate as the court may determine. If the court decides to order a royalty for future periods at a rate of $3 per unit of U.S. sales, we would expect our earnings per diluted share may be negatively impacted by one-half cent per quarter. See further discussion in Note 13. Commitments and Contingencies and Note 17. Subsequent Event in the Notes to Condensed Consolidated Financial Statements included in this report on Form 10-Q.

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

Our Business Acquisitions

During the first half of fiscal 2012 we completed several acquisitions of businesses and assets. See Note 2. Business Combinations in the Notes to Condensed Consolidated Financial Statements included in this report on Form 10-Q. The results of operations from each of these acquisitions have been included in our Condensed Consolidated Financial Statements from the date of acquisition. These acquisitions and their respective purchase prices are:

•On November 1, 2011, we completed the acquisition of the business assets and assumed certain liabilities of the Show Media taxi advertising business based in New York City (“Show Media”). The total purchase price for Show Media was $28 million.

•On November 1, 2011, we completed the acquisition of the business assets, and assumed certain liabilities, of the Global Bay mobile point of sale software business (“Global Bay”) based in South Plainfield, New Jersey. The total purchase price for Global Bay was $28 million.

•On December 30, 2011 we completed our acquisition of Electronic Transaction Group Nordic Holding AB, a Swedish company operating the Point International business (collectively, "Point"). Point was previously one of our distributors and is Northern Europe's largest provider of payment and gateway services and solutions for retailers. We paid cash consideration of approximately EUR 600 million plus payment of outstanding debt (total purchase price of $1,025 million at the close date.)

•On January 3, 2012, we completed our acquisition of the ChargeSmart (now known as VeriFone Commerce Solutions, Inc.) payments solutions business (“ChargeSmart”) based in San Francisco, California. The total purchase price for ChargeSmart was $19 million.

•On March 1, 2012, we completed our acquisition of the Lift Retail Marketing Technology, Inc. digital marketing business ("LIFT") based in Atlanta, Georgia. The total purchase price for LIFT was $6 million.

Our Credit Agreements

On December 28, 2011, our main operating subsidiary, VeriFone, Inc., closed a financing arrangement (“2011 Credit Agreement”) from a syndicate of banks led by JP Morgan and including Bank of America Merrill Lynch, Wells Fargo Bank, Barclays Capital and RBC Capital Markets, of which a portion along with existing cash balances, financed the cash consideration to the sellers of Point and refinanced certain existing debt at Point and at the Company. On December 28, 2011, in connection with entering into the 2011 Credit Agreement, we repaid in full all loans outstanding as of that date, together with interest and all other amounts due in connection with such repayment under our 2006 Credit Agreement totaling an aggregate of $217 million and funded a $279 million escrow account to pay the interest and principal of the 1.375% Senior Convertible Notes due June 2012. No penalties were due in connection with such repayments. See Note 5. Financings in the Notes to Condensed Consolidated Financial Statements included in this report on Form 10-Q.

Critical Accounting Policies and Estimates

Management's discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Our critical accounting policies include our more significant estimates and assumptions used in the preparation of our consolidated financial statements. Our critical accounting policies are described in Item 7. Management's Discussion and Analysis of Financial Condition and results of operations of our Annual Report on Form 10-K.

There were no significant changes to our critical accounting policies during the three and six months ended April 30, 2012.

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

Results of Operations
Net Revenues

We generate net revenues through the sale of our electronic payment systems and solutions that enable electronic payment transactions, which we identify as System Solutions. Additionally, we generate net revenues through our managed service offerings such as our Point "All-In-One" Payment-as-a-Service solution, warranty and support services, field deployment, advertising, and transaction fees in our taxi media solutions business, installation and upgrade services, and customer-specific application development, which we identify as Services.

Net revenues, which include System Solutions and Services, are summarized in the following table (in thousands, except percentages):

	Three Months Ended April 30,				Six Months Ended April 30,
	2012	2011	Net Change	% Change	2012	2011	Net Change	% Change
System Solutions	$340,443	$235,334	$105,109	44.7%	$653,084	$461,041	$192,043	41.7%
Services	131,575	57,112	74,463	130.4%	238,458	115,170	123,288	107.0%
Total Net Revenues	$472,018	$292,446	$179,572	61.4%	$891,542	$576,211	$315,331	54.7%

Total net revenues for the three months ended April 30, 2012 compared to the three months ended April 30, 2011 increased by $180 million, or 61.4%, due to expanded global reach and product and service offerings. For the three months ended April 30, 2012, net revenue contributions from acquired companies were $144 million, net of Corporate revenues related to the acquired companies.

For the three months ended April 30, 2012 and 2011 System Solutions net revenues comprised 72.1% and 80.5% of total net revenues, respectively. The lower proportion of System Solutions net revenues in the second quarter of fiscal year 2012 compared to the same period in fiscal year 2011 reflects growth in our Services revenues primarily as a result of acquiring the Point business, which has a significant proportion of services business, in addition to our putting more emphasis on the sale of Services within our existing businesses.

Total net revenues for the six months ended April 30, 2012 compared to the six months ended April 30, 2011 increased by $315 million, or 54.7%, due to expanded global reach and product and service offerings. For the six months ended April 30, 2012, net revenue contributions from acquired companies were $250 million, net of Corporate revenues related to the acquired companies.

For the six months ended April 30, 2012 and 2011, Systems Solutions net revenues comprised 73.3% and 80.0% of total net revenues, respectively. The lower proportion of System Solutions net revenue in the six months of fiscal year 2012 compared to the same period in fiscal year 2011 reflects growth in our Services revenues primarily as a result of acquiring the Point business which has a significant proportion of services business, in addition to putting more emphasis on the sale of Services within our existing businesses.

We expect to see a continued shift towards a higher proportion of service revenues in fiscal year 2012 following the acquisition of Point and our continued development and sales of our services business offerings. We expect to expand the roll out of Point's Payment-as-a-Service model beyond Point's traditional markets and also expect to deploy media related equipment in taxis and gas pumps to generate advertising and other service fee or rental revenue streams.

System Solutions Revenues

	Three Months Ended April 30,				Six Months Ended April 30,
(in thousands, except percentages)	2012	2011	Net Change	% Change	2012	2011	Net Change	% Change
International	$258,635	$149,497	$109,138	73.0%	500,276	$284,320	$215,956	76.0%
North America	85,118	85,836	(718)	-0.8%	158,148	176,720	(18,572)	-10.5%
Corporate	(3,310)	1	(3,311)	nm	(5,340)	1	(5,341)	nm
Total	$340,443	$235,334	$105,109	44.7%	653,084	$461,041	$192,043	41.7%
nm - not meaningful

System Solutions net revenues increased due to the growth in our International operations and the acquisition and growth of businesses in new geographies. In addition, economic improvements in certain existing territories and new product launches increased demand. For the three months ended April 30, 2012, System Solutions net revenue contributions from acquired companies were $61 million for Hypercom (which we acquired on August 4, 2011), $19 million for Point (which we acquired on December 30, 2011) and $3 million for other fiscal year 2011 and fiscal year 2012 acquisitions.

For the six months ended April 30, 2012, System Solutions net revenue contributions from acquired companies were $116 million for Hypercom, $24 million for Point and $12 million for other fiscal year 2011 and fiscal year 2012 acquisitions

International System Solutions Net Revenues

International System Solutions net revenues increased $109 million, or 73.0%, for the three months ended April 30, 2012 compared to the three months ended April 30, 2011. On a regional basis, excluding historical sales to companies we have acquired, Europe, Middle East and Africa increased $61 million, Latin America increased $34 million, and Asia increased $20 million. International System Solutions net revenues in the three months ended April 30, 2011 included $6 million of sales to Point that will not recur because they became a wholly owned subsidiary following the closing of our acquisition on December 30, 2011.

International System Solutions net revenues increased $216 million, or 76.0%, for the six months ended April 30, 2012 compared to the six months ended April 30, 2011. On a regional basis, excluding historical sales to companies we have acquired, Europe, Middle East and Africa increased $111 million, Latin America increased $80 million, and Asia increased $34 million. International System Solutions net revenues for the six months ended April 30, 2011 included $9 million of sales to Point.

System Solutions net revenues for Europe, Middle East and Africa increased $55 million or 68.4% including acquisitions and historical sales to companies noted above and increased $5 million, or 6%, excluding acquisitions, for the three months ended April 30, 2012 compared to the three months ended April 30, 2011. The $5 million increase in net revenues excluding acquisitions was primarily due to a $15 million increase in the Middle East and Africa, primarily Nigeria, United Arab Emirates, and South Africa, due to our efforts to expand in the region and demand for electronic payment solutions as this region moves towards a less cash-dominant economy, offset by a $10 million decrease elsewhere in the region primarily due to the timing of orders from customers.

Latin America System Solutions net revenues increased $34 million, or 69.0%, including acquisitions, as noted above, and $26 million, or 53.4%, excluding acquisitions, for the three months ended April 30, 2012 compared to the three months ended April 30, 2011, primarily as a result of increased demand throughout the region driven by continued economic growth and the expansion of the electronic payment card industry.

Asia System Solutions net revenues increased $20 million, or 100.7% including the acquisitions, as noted above, and $6 million, or 30.7%, excluding acquisitions, for the three months ended April 30, 2012 compared to the three months ended April 30, 2011. The increase in net revenues was due to $10 million increased demand as a result of our efforts to develop markets within the region and the timing of the Lunar holiday season which generally reduces demand in China and Greater Asia. In fiscal 2012 the Lunar holiday season fell during our first fiscal quarter, but in fiscal 2011 it fell during our second fiscal quarter. Partially offsetting this were $4 million lower sales in Australia and New Zealand compared to fiscal year 2011 as a result of a compliance driven upgrade cycle that benefited fiscal year 2011 revenues.

For the six months ended April 30, 2012 and 2011, International Systems Solutions net revenues for EMEA increased $102 million, or 69.1%, including the acquisitions and historical sales to companies noted above and increased $15 million, or 9.9%, excluding acquisitions. The $15 million increase in net revenue excluding acquisitions was mainly due to a $26 million increase in the Middle East and Africa, primarily Nigeria, United Arab Emirates, and South Africa, due to our efforts to develop markets within the region and growing demand as the region moves towards a less cash-dominant society, offset by an $11 million decrease elsewhere in the region primarily due to the timing of orders from customers.

Latin America System Solutions net revenues increased $80 million, or 86.9%, including the acquisitions, as noted above, and increased $59 million, or 64.8%, excluding acquisitions, for the six months ended April 30, 2012 and 2011, primarily as a result of increased demand throughout the region driven by continued economic growth and the expansion of the electronic payment card industry.

Asia System Solutions net revenues increased $34 million, or 76.2%, including the acquisitions, as noted above, and increased $6 million, or 15.0%, excluding acquisitions, for the six months ended April 30, 2012 and 2011, primarily due to $13 million increased demand as a result of our efforts to develop markets within the region partially offset by $7 million lower sales in Australia and New Zealand compared to fiscal year 2011 as a result of a compliance driven upgrade cycle that benefited fiscal year 2011 revenues.

North America System Solutions Net Revenues

North America System Solutions net revenues decreased $1 million, or 0.8%, including acquisitions and $6 million, or 6.5% excluding acquisitions, for the three months ended April 30, 2012 compared to the three months ended April 30, 2011. During the three months ended April 30, 2012, there was a $9 million decrease in net revenues from our North American Financial Solutions business, which sells payment systems to small and medium-sized businesses through ISOs and payment processors, due primarily to the timing of our distributors' purchases which generally varies based on distributor decisions on inventory levels, desired product mix, and timing of new product introductions, and stronger sales in Canada a year ago due to a mandated EMV upgrade cycle. This decline was partially offset by a $3 million increase in our Vertical Markets and Petroleum businesses driven by adoption of newer technologies and timing of customer upgrades.

For the six months ended April 30, 2012 and 2011, North American Systems Solutions net revenues decreased $19 million, or 10.5%, including acquisitions and decreased $26 million, or 14.8%, excluding acquisitions. Net revenues in our North American Financial Solutions business decreased by $22 million primarily due to the timing of our distributors' purchases, which generally varies based on distributor decisions on inventory levels, desired product mix, and timing of new product introductions, and stronger sales in Canada a year ago due to a mandated EMV upgrade cycle. Net revenues in our Petroleum business decreased by $7 million, primarily driven by the timing of PCI compliance efforts of later adopting customers to address the July 2010 PCI-PED compliance deadlines which benefited our fiscal year 2011 revenues. These declines were partially offset by a $3 million increase in our Vertical Markets driven by adoption of newer technologies and timing of customer upgrades.

Outlook for System Solutions Net Revenues

Over the last several quarters, improving economic conditions in some parts of the world have favorably impacted demand for our products, particularly in Latin America, especially Brazil, the Middle East and Africa, and Russia. We are unable to predict whether this demand will be sustained. Moreover, many economies that have experienced economic improvements since the global recession in 2008, including the U.S., continue to experience some volatility and challenges in achieving sustained economic growth. In particular, Europe, one of the most significant economies globally and an important trading partner of the U.S., continues to experience significant economic volatility and uncertainty, including restrictive credit conditions due to the ongoing European sovereign debt crisis. Any sustained economic weakness or deterioration in economic conditions, particularly if persistent, would adversely affect our business, operating results, and financial condition. We expect International revenues to benefit from the addition of our global acquisitions, as well as continued overall demand for our products internationally, including growth in emerging markets which continue to adopt electronic payments and create retail establishments for the growing middle class. We expect North American System Solutions growth over the next several years to be driven by anticipated customer refreshes to replace aging terminals and merchant purchases of more advanced systems in anticipation of the adoption of new technologies such as NFC and other Smartphone enabled payments at the point of sale, the EMV standard that we expect will be adopted in the US over the next several years, and as the petroleum market continues to adopt new and more secure payment devices for gasoline dispensers to improve security.
Services Revenues
(in thousands, except percentages):

	Three Months Ended April 30,				Six Months Ended April 30,
	2012	2011	Net Change	% Change	2012	2011	Net Change	% Change
International	$91,524	$22,651	$68,873	304.1%	$155,118	$43,290	$111,828	258.3%
North America	44,088	34,793	9,295	26.7%	91,025	72,386	18,639	25.7%
Corporate	(4,037)	(332)	(3,705)	nm	(7,685)	(506)	(7,179)	nm
Total	$131,575	$57,112	$74,463	130.4%	$238,458	$115,170	$123,288	107.0%
nm – not meaningful

International Services Net Revenues

For the three months ended April 30, 2012, International Services net revenues increased $69 million, or 304.1%, due primarily to our acquisition of service oriented businesses in global territories, as well as, to a lesser extent, organic growth of various service initiatives in our existing regions. Contributions to International Services net revenues for this period from acquired businesses were as follows: Point (which we acquired on December 30, 2011) added $38 million which includes the Payment-as-a-Service offering "All-In-One" solution, Hypercom (which we acquired on August 4, 2011) added $20 million which primarily includes terminal maintenance services, and other acquisitions added $6 million, primarily taxi advertising revenues and maintenance revenues

International Services net revenues increased $5 million, or 20.8%, excluding acquisitions, for the three months ended April 30, 2012 compared to the three months ended April 30, 2011 as we continued to develop our services offerings and expand them globally.

For the six months ended April 30, 2012 and 2011, International Services net revenues increased $112 million, or 258.3%, due to our acquisition of service oriented businesses in global territories, as well as growth of various service initiatives in our existing regions. Contributions to International Services net revenues for this period from acquired businesses were as follows: Point added $52 million, Hypercom added $38 million and other acquisitions added $13 million.

International Services net revenues increased $9 million, or 21.8%, excluding acquisitions, for the six months ended April 30, 2012 and 2011, as we continued to develop our Services offerings and expand them globally.

North America Services Net Revenues

For the three months ended April 30, 2012, North America Services net revenues increased 9 million, or 26.7% due to U.S. businesses that we acquired and grew, as well as organic growth of various service initiatives across North America. Net revenue contributions from acquired companies were $4 million, primarily taxi advertising, mobile point of sale, and payment solutions business.

North America Services net revenues increased $5 million, or 15.6% excluding acquisitions, as a result of our efforts to increase service offerings. Taxi payments and advertising services net revenues increased by $2 million due to an increase in advertising revenue and higher transaction revenue, and a $2 million increase due to software maintenance programs launched in the Petroleum Services business.

For the six months ended April 30, 2012 and 2011, North America Services revenues increased $19 million, or 25.7%, due to U.S. businesses that we acquired and grew, as well as organic growth of various service initiatives across North America. Net revenue contributions from acquired companies were $8 million, primarily taxi advertising, mobile point of sale, and payment solutions business.

North America Services net revenues increased $11 million, or 15.4%, excluding acquisitions, for the six months ended April 30, 2012 and 2011, as a result of our efforts to increase service offerings. Taxi payments and advertising services net revenues increased by $5 million due to an increase in advertising revenue and higher transaction revenue, and a $5 million increase due to software maintenance programs launched in the Petroleum Services business.

Outlook for Services Net Revenues

Worldwide, we have a variety of programs underway which we believe will continue to grow services revenues. Internationally, we expect increased activity over the next few quarters in our VeriFone media and taxi payments and advertising businesses in London, as well as expansion of those businesses in other countries to increase credit card transaction and advertising revenues. We expect Services revenues in North America to be driven by continued growth in Petroleum software maintenance programs, our media solutions business and system deployment projects and our expanded deployment of media related equipment at gas pumps to generate advertising and other service fee or rental revenue streams. In addition, we expect incremental services revenues as a result of the inclusion of a full year of results and growth from acquired businesses, and continued development and sales of our Services business offerings with an emphasis on expanding the roll out of Point's Payment-as-a Service model beyond Point's traditional markets.

Gross Profit
The following table shows the gross profit for System Solutions and Services (in thousands, except percentages):

	Three Months Ended April 30,				Six Months Ended April 30,
	Amount		Gross Profit Percentage		Amount		Gross Profit Percentage
	2012	2011	2012	2011	2012	2011	2012	2011
System Solutions	$138,170	$97,738	40.6%	41.5%	252,059	183,305	38.6%	39.8%
Services	53,989	24,847	41.0%	43.5%	96,738	50,771	40.6%	44.1%
Total	$192,159	$122,585	40.7%	41.9%	348,797	234,076	39.1%	40.6%

System Solutions

Gross profit on System Solutions increased $40 million, or 41.4%, for the three months ended April 30, 2012, compared to the three months ended April 30, 2011. For the three months ended April 30, 2012, International gross profit percentage increased slightly, while North American gross profit percentage had no change and corporate costs including acquisition related charges increased in absolute dollars and as a percentage of total Systems Solutions Revenues. International System Solutions gross profit percentage benefited from a favorable product mix impact due to a proportional increase in the sales of the Vx Evolution product solutions, which carry higher margins compared to certain previous generation solutions, as well as an improved geographic and customer mix in some regions.

Gross profit on System Solutions increased $69 million, or 37.5%, for the six months ended April 30, 2012 and 2011. For the six months ended April 30, 2012 the International gross profit percentage increased, mainly driven by a favorable product mix impact due to increased sales of the Vx Evolution product solutions, as well as an improved geographic and customer mix in some regions. North America System Solutions gross profit percentage remained unchanged in the six months ended April 30, 2012 and 2011. Corporate costs including acquisition related charges increased in absolute dollars and as a percentage of total Systems Solutions Revenues as discussed below.

As described above in the Overview to this Item 2, as a result of the unfavorable verdict we received in the ongoing Cardsoft patent litigation, Cardsoft may seek and the court may order a royalty be applied to our future sales of the accused products in the U.S., which may be at the $3 per unit applied by the jury or at such other rate as the court may determine. If the court decides to order such a royalty, the cost per unit of our sales in the U.S. of the products subject to this litigation would be increased by the royalty ordered by the court, which may be the $3 per unit applied by the jury or such other rate as the court may determine, and our gross profit may be materially adversely impacted.

Services

Gross profit on Services increased $29 million, or 117.3%, for the three months ended April 30, 2012 compared to the three months ended April 30, 2011 largely attributable to increases in Services revenues in both the North America and International businesses partially offset by corporate adjustment primarily related to the step down in deferred revenue on acquisition.

International Services gross margin percentages increased during the three months ended April 30, 2012 compared to the three months ended April 30, 2011, primarily driven by the higher margins associated with the Point business. These increases were partially offset by lower margins associated with the Hypercom services business in Latin America and Australia and New Zealand. North America Services gross margin percentages decreased slightly during the three months ended April 30, 2012 compared to the three months ended April 30, 2011, primarily driven by reduced gross margin percentage in the taxi payment and advertising business due to the higher renewal costs on taxi leases.

Gross profit on Services increased $46 million, or 90.5%, for the six months ended April 30, 2012 and 2011. International Service gross margin percentage increased during the six months ended April 30, 2012 compared to the six months ended April 30, 2011, primarily driven by the Point acquisition, offset by lower margins associated with the Hypercom Services business in Latin America and Asia Pacific. North America Services gross margin percentage decreased slightly during the six month period ended April 30, 2012 and 2011, mainly due to decreased gross margin percentage in the taxi payment and advertising business due to the higher renewal costs on taxi leases.

Research and Development Expenses

Research and development (“R&D”) expenses for the three and six months ended April 30, 2012 and 2011 are summarized in the following table (in thousands, except percentages):

	Three Months Ended April 30,				Six Months Ended April 30,
	2012	2011	Net Change	Percentage Change	2012	2011	Net Change	Percentage Change
Research and development	$37,849	$25,402	$12,447	49.0%	$72,928	$47,044	$25,884	55.0%
Percentage of net revenues	8.0%	8.7%			8.2%	8.2%

R&D expenses for the three months ended April 30, 2012 increased $12 million, or 49.0%, compared to the three months ended April 30, 2011. This increase was primarily due to $11 million of additional personnel related expenses associated with headcount growth from acquired businesses and hiring to expand development of new products on new platforms and in new geographies. In addition, R&D expenses increased $1 million due to transition costs associated with the integration of our acquisitions.

R&D expenses for the six months ended April 30, 2012 increased $26 million, or 55.0%, compared to the six months ended April 30, 2011. This increase was primarily due to a $20 million increase in personnel related expenses associated with headcount growth from acquired businesses and hiring to expand development of new products on new platforms and in new geographies. In addition, R&D expenses increased $3 million in outside development services in developing our product portfolio, and $3 million due to an increase in transition costs associated with the integration of our acquisitions.

We expect R&D expenses, assuming a stable currency environment, to grow in absolute amounts primarily as a result of the additional costs of businesses acquired during 2012, and higher product development activities for a larger portfolio of product and service offerings.

Sales and Marketing Expenses
Sales and marketing expenses for the three and six months ended April 30, 2012 and 2011 are summarized in the following table (in thousands, except percentages):

	Three Months Ended April 30,				Six Months Ended April 30,
	2012	2011	Net Change	Percentage Change	2012	2011	Net Change	Percentage Change
Sales and marketing Expenses	$46,141	$31,139	$15,002	48.2%	86,127	59,445	26,682	44.9%
Percentage of net revenues	9.8%	10.6%			9.7%	10.3%

Sales and marketing expenses for the three months ended April 30, 2012 increased $15 million, or 48.2%, compared to the three months ended April 30, 2011. This increase was primarily due to a $10 million increase in personnel related expenses and facilities costs associated with headcount growth from acquired businesses and hiring to support general business growth and the launch of new products and initiatives. In addition, sales and marketing expenses increased $3 million due to increased expenses for travel, and marketing programs as our business expands globally.

Sales and marketing expenses for the six months ended April 30, 2012 increased $27 million, or 44.9%, compared to the six months ended April 30, 2011. This increase was primarily due to an $18 million increase in personnel related expenses and facilities costs associated with headcount growth from acquired businesses and hiring to support general business growth and the launch of new products and initiatives. In addition, sales and marketing expenses increased $5 million due to increased expenses for travel, and marketing programs, and $2 million due to increased stock-based compensation.

We expect sales and marketing expenses, assuming a stable currency environment, to grow in absolute amounts as the result of the additional costs of businesses acquired during 2012, and, as required, to launch and support new business initiatives.

General and Administrative Expenses

General and administrative expenses for the three and six months ended April 30, 2012 and 2011 are summarized in the following table (in thousands, except percentages):

	Three Months Ended April 30,				Six Months Ended April 30,
	2012	2011	Net Change	Percentage Change	2012	2011	Net Change	Percentage Change
General and administrative	$48,696	$27,041	$21,655	80.1%	94,734	51,057	43,677	85.5%
Percentage of net revenues	10.3%	9.2%			10.6%	8.9%

General and administrative expenses for the three months ended April 30, 2012 increased $22 million, or 80.1%, compared to the three months ended April 30, 2011. This increase was primarily due to $7 million of additional personnel costs as a result of headcount growth from acquisitions and hiring to support our growing business requirements, a $5 million increase in acquisition and integration related charges primarily for outside service fees such as legal, accounting, and IT services, a $3 million increase in facility expenses, and a $3 million increase in outside services such as legal, accounting, IT services and contract hires for supporting business growth.

General and administrative expenses for the six months ended April 30, 2012 increased $44 million, or 85.5%, compared to the six months ended April 30, 2011. This increase was primarily due to a $16 million increase in acquisition and integration related charges primarily for professional and outside services fees, such as legal, accounting, and IT services a $12 million increase in personnel related expenses associated with headcount growth from acquired businesses and hiring to support general business growth, a $6 million increase in facility expenses, $5 million increase in outside services such as legal, accounting, IT services, and contract hires and $2 million related to increased stock-based compensation

We expect general and administrative expenses, assuming a stable currency environment, to vary depending on the additional costs of businesses acquired during 2012, and changes in acquisition related charges.

Patent Litigation Loss Contingency Expense

Patent litigation loss contingency expense increased $18 million in the three and six months ended April 30, 2012 compared to the three and six months ended April 30, 2011 because of a loss contingency of $18 million recorded for the three months ended April 30, 2012 as a result of an unfavorable jury verdict issued on June 8, 2012 against VeriFone and Hypercom in an ongoing patent infringement action which alleges patent infringement by certain VeriFone and Hypercom products. See further discussion in Note 13. Commitments and Contingencies and Note 17. Subsequent Event in the Notes to Condensed Consolidated Financial Statements included in this report on Form 10-Q.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets expenses for the three and six months ended April 30, 2012 and 2011 are summarized in the following table (in thousands, except percentages):

	Three Months Ended April 30,				Six Months Ended April 30,
	2012	2011	Net Change	Percentage Change	2012	2011	Net Change	Percentage Change
Cost of net revenues	$10,715	$3,165	$7,550	238.5%	19,203	8,024	11,179	139.3%
Operating expenses	23,757	1,665	22,092	nm	37,372	3,981	33,391	nm
Total amortization of purchased intangible assets	$34,472	$4,830	$29,642	613.7%	$56,575	$12,005	44,570	371.3%
nm – not meaningful

Amortization of purchased intangible assets increased $30 million, or 613.7%, in the three months ended April 30, 2012 compared to the three months ended April 30, 2011 and $45 million, or 371.3%, for the six months ended April 30, 2012 over the comparable period in 2011 as a result of amortization of new intangible assets from fiscal year 2011 and 2012 acquisitions.

We expect amortization of purchased intangible assets to increase in future reporting periods due to the full year impact of amortization of businesses acquired in fiscal 2011, as well as the impact of fiscal 2012 and future acquisitions, offset partially by previously acquired intangibles reaching the end of their respective useful lives.

Operating Income

Operating income (loss) of each business segment reflects net revenues and expenses that directly benefit only that segment. Examples of these segment expenses are: supply chain standard inventory cost of System Solutions net revenues, actual cost of Services net revenues, distribution center costs, royalty expense and warranty expense.

Corporate operating income (loss) reflects amortization of purchased intangible assets, step-up of inventory, step-down in deferred revenue, impairment, stock-based compensation, acquisition and restructuring costs, and other Corporate charges, including inventory obsolescence and scrap, rework, specific warranty provisions, non-standard freight and over-and-under absorption of materials management overhead. Since Corporate costs are generally incurred on a company-wide basis, it is impractical to allocate them to either the North America or International segments.

The following table sets forth operating income (loss) for our segments (in thousands, except percentages):

	Three Months Ended April 30,				Six Months Ended April 30,
	2012	2011	Net Change	Percentage Change	2012	2011	Net Change	Percentage Change
Operating income (loss):
International	$102,432	$45,750	$56,682	123.9%	188,152	89,760	98,392	109.6%
North America	44,478	43,345	1,133	2.6%	85,455	90,001	(4,546)	-5.1%
Corporate	(128,826)	(51,757)	(77,069)	148.9%	(233,603)	(107,212)	(126,391)	117.9%
Total operating income	$18,084	$37,338	$(19,254)	-51.6%	40,004	72,549	(32,545)	-44.9%
nm – not meaningful

International Segment

For the three months ended April 30, 2012, International operating income increased $57 million or 123.9%, compared to the three months ended April 30, 2011 primarily due to increases in gross profit as a result of net revenues growth for both System Solutions and Services partially offset by an increase in operating expenses.

For the six months ended April 30, 2012, International operating income increased $98 million or 109.6% compared to the six months ended April 30, 2011 primarily due to increases in gross profit as a result of net revenues growth for both System Solutions and Services partially offset by an increase in operating expenses.

North America Segment

For the three months ended April 30, 2012, North America operating income increased $1 million or 2.6% compared to the three months ended April 30, 2011 mainly due to increases in net Services revenue and gross profit partially offset by an increase in operating expenses.

For the six months ended April 30, 2012, North America operating income decreased $5 million or 5.1% compared to the six months ended April 30, 2011 mainly due to decreases in net System Solutions revenue and gross profit and an increase in operating expenses partially offset by increases in net Services revenue and gross profit.

Corporate

Corporate operating loss increased $77 million, or 148.9%, for the three months ended April 30, 2012 compared to the three months ended April 30, 2011, primarily due to a $30 million increase in amortization of purchased intangible assets, a $9 million increase in acquisition, integration, and restructuring related expenses, an $18 million patent litigation loss contingency expense, a $7 million increase in amortization of step-down in deferred revenue on acquisition, a $4 million increase in personnel costs primarily due to increased headcount associated with business acquisitions and normal business growth, a $3 million increase in the provision for excess and obsolete inventory and scrap, a $2 million increase in stock-based compensation expense, a $2 million increase in facility expense, a net $2 million increase in inventory standard revaluation and purchase price variances, and a $1 million increase in amortization of the inventory step-up related to business acquisitions. These increases were partially offset by a $1 million decrease in product specific warranty expense.

Corporate operating loss increased $126 million, or 117.9%, for the six months ended April 30, 2012 compared to the six months ended April 30, 2011, primarily due to a $45 million increase in amortization of purchased intangible assets, a $24 million increase in acquisition, integration, and restructuring related expenses, an $18 million patent litigation loss contingency expense, a $13 million increase in amortization of step-down in deferred revenue on acquisition, a $9 million increase in personnel costs primarily due to increased headcount associated with business acquisitions and normal business growth, a $7 million increase in amortization of the inventory step-up related to business acquisitions, a $5 million increase in stock-based compensation expense, a $4 million increase in facility expense, a $4 million increase in the provision for excess and obsolete inventory and scrap, a $1 million increase in inventory standard revaluation and purchase price variances, a $1 million increase in contract manufacturing expense, and a net $1 million increase in freight, duties and other distribution expenses. These increases were partially offset by a $4 million decrease in product specific warranty expense, and a net $4 million decrease in warranty and royalty expenses.

Corporate operating losses are expected to increase, with base corporate spending increasing as our business grows. In addition as described above in the Overview to this Item 2, as a result of the unfavorable verdict we received in the ongoing Cardsoft patent litigation, Cardsoft may seek and the court may order a royalty be applied to our future sales of the accused products in the U.S. If the court decides to order such a royalty, the cost per unit of our sales in the U.S. of the products subject to this litigation would be increased by the royalty ordered by the court, which may be the $3 per unit applied by the jury or such other rate as the court may determine, and our gross profit may be materially adversely impacted.

Interest Expense

Interest expense for the three and six months ended April 30, 2012 and 2011 is summarized in the following table (in thousands, except percentages):

	Three Months Ended April 30,				Six Months Ended April 30,
	2012	2011	Net Change	Percentage Change	2012	2011	Net Change	Percentage Change
Interest expense	$18,636	$7,465	$11,171	149.6%	33,270	15,035	18,235	121.3%

Interest expense increased $11 million, or 149.6%, in the three months ended April 30, 2012 compared to the three months ended April 30, 2011 primarily as the result of incremental interest expense related to the 2011 Credit Agreement. For the six months ended April 30, 2012 and April 30, 2011, interest expense increased $18 million, or 121.3%, primarily as a result of incremental interest expense related to the 2011 Credit Agreement and the acceleration of debt issue cost amortization associated with the early pay off of the existing credit agreement.

We expect interest expense to increase in the remainder of fiscal year 2012 compared to fiscal year 2011 as a result of the 2011 Credit Agreement.

Interest Income

Interest income for the three and six months ended April 30, 2012 and 2011 is summarized in the following table (in thousands, except percentages):

	Three Months Ended April 30,				Six Months Ended April 30,
	2012	2011	Net Change	Percentage Change	2012	2011	Net Change	Percentage Change
Interest income	$1,143	$287	$856	298.3%	$2,150	$570	$1,580	277.2%

Interest income increased $1 million, or 298.3%, in the three months ended April 30, 2012 compared to the three months ended April 30, 2011 primarily due to higher interest income from our short-term investments in Brazil where Brazilian reais typically earn over 10% interest per annum. For the six months ended April 30, 2012 and April 30, 2011, interest income increased $1.6 million, or 277.2%, primarily due to higher interest income from short-term investments in Brazil where interest rate is typically over 10% and an increase in average cash balances in Singapore.

Other Income (Expense), Net

Other income (expense), net for the three and six months ended April 30, 2012 and 2011 is summarized in the following table (in thousands, except percentages):

	Three Months Ended April 30,				Six Months Ended April 30,
	2012	2011	Net Change	Percentage Change	2012	2011	Net Change	Percentage Change
Other income (expense), net	$(1,780)	$(1,736)	$(44)	2.5%	$(22,629)	$(161)	$(22,468)	nm
nm – not meaningful

Other income (expense), net was flat year over year during the three months ended April 30, 2012 compared to the three months ended April 30, 2011. We incurred a $22 million foreign currency loss in December 2011 related to the difference between the forward rate on contracts purchased to lock in the U.S. dollar equivalent purchase price for our Point acquisition, and the actual rate on the date of derivative settlement.

Provision for Income Tax

We recorded income tax benefits of $5 million and $14 million for the three and six months ended April 30, 2012, respectively. We recorded income tax provision of $3 million and $1 million for the three and six months ended April 30, 2011, respectively. The effective tax rates for the three and six months ended April 30, 2012 and 2011 are lower than the U.S. statutory tax rate due to earnings in countries where we are taxed at lower rates compared to the U.S. federal and state statutory rates and reversal of uncertain tax position liabilities as statutes of limitations expired. The income tax benefit for the six months ended April 30, 2012 includes the discrete tax benefit of $9 million related to the foreign exchange loss on futures contracts which was incurred during the first three months of the period and $7 million related to a patent litigation loss contingency expense which was incurred during June 2012.

During January 2012, we entered into a formal settlement with the Israeli tax authorities for the calendar year 2006 audit and, accordingly, have released $3 million of excess accrued tax liabilities associated with this audit.

As of April 30, 2012, we remain in a net deferred tax asset position. The realization of our deferred tax assets depends primarily on our ability to generate sufficient U.S. and foreign taxable income in future periods. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters as we reevaluate the underlying basis for our estimates of future domestic and certain foreign taxable income.

We have a Singapore Pioneer Tax Holiday for fiscal years 2006 through 2011 with a one year extension through our fiscal year 2012. At the expiration of the tax holiday, our income in Singapore will be taxed at the statutory rate of 17% instead of the agreed Pioneer Tax Holiday rate of 0%, which will impact our effective tax rate. Currently, Singapore is the only foreign jurisdiction that has a material impact to our effective tax rate. Any shifts in the mix of pretax profits and losses by tax jurisdiction may also impact our effective tax rate.
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
Liquidity and Capital Resources

	Six Months Ended April 30,
(in thousands)	2012	2011	Net Change	Percentage Change
Net cash provided by (used in):
Operating activities	$62,921	$68,831	$(5,910)	(8.6)%
Investing activities	(1,096,875)	(20,049)	(1,076,826)	nm
Financing activities	804,667	34,676	769,991	nm
Effect of foreign currency exchange rate changes on cash	(4,238)	2,947	(7,185)	(243.8)%
Net increase (decrease) in cash and cash equivalents	$(233,525)	$86,405	$(319,930)	(370.3)%
nm – not meaningful

Our primary liquidity and capital resource needs are to service our debt, finance working capital, and to make capital expenditures and investments. As of April 30, 2012, our primary sources of liquidity were $361 million of cash and cash equivalents, as well as $160 million available to us under our Revolving loan. Cash and cash equivalents included $340 million held by our foreign subsidiaries as of April 30, 2012. If we decide to distribute or use such cash and cash equivalents outside those foreign jurisdictions, including a distribution to the United States, we may be subject to additional taxes or costs. We voluntarily repaid $110 million of our Revolving loan during the six months ended April 30, 2012 with available cash on hand prior to its maturity in order to minimize our interest cost, while preserving the ability to re-borrow funds under the Revolving loan.

On December 28, 2011 VeriFone entered into the 2011 Credit Agreement, which initially consisted of a $918.5 million Term A loan, $231.5 million Term B loan, and $350.0 million Revolving loan, of which $300.0 million was initially funded. This financing, supplemented by our cash on hand, was used to fund the acquisition of Point for €600 million (approximately USD $777 million at closing), repay Point's existing net debt of approximately €190 million (approximately $248 million), repay our previously outstanding loans, fund an escrow account to pay the interest and principal of the 1.375% Senior Convertible Notes (the "Notes") due in June 2012 when due, and fund certain financing costs. See Note 5. Financings, in Item 1. Financial Statements (unaudited), included in this Form 10-Q. Our Revolving loan under the 2011 Credit Agreement expires on December 28, 2016. At April 30, 2012, our outstanding borrowings under the 2011 Credit Agreement consisted of a $907.0 million Term A loan, $230.9 million Term B loan and $350.0 million Revolving loan, of which $190.0 million was drawn and outstanding.

The Notes, with remaining principal amount of $277 million, will be due and payable in cash in June 2012. As part of the 2011 Credit Agreement terms, we have deposited $279 million in an escrow account which will be used to meet this obligation when it is due. The escrow account is reported as short-term Restricted Cash in our Condensed Consolidated Balance Sheets.

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

Operating Activities

Net cash provided by operating activities decreased $6 million during the six months ended April 30, 2012 compared to the six months ended April 30, 2011 due to a $13 million decrease in cash flows that resulted from changes in operating assets and liabilities, partially offset by a $7 million increase in net cash provided by operations before changes in operating assets and liabilities.

The $7 million increase in net cash provided by operations before changes in operating assets and liabilities reflects a $57 million decrease in net income, which included a $64 million increase in non-cash expenses. Non-cash expenses increased $70 million related to depreciation and non-cash acquisition related charges, such as amortization and acquisition related gains and adjustments, $5 million due to increased stock-based compensation expense and $3 million related to accelerated interest on the early pay down of the Term B loan in December 2011. These increases were partially offset by a $15 million net change in deferred tax balances.

Cash flows from changes in operating assets and liabilities decreased $13 million, net, during the six months ended April 30, 2012 compared to the six months ended April 30, 2011 primarily due to overall business growth and timing of cash receipts and payments. Key changes in operating assets and liabilities include fluctuations following the acquisition of Point such as a $22 million increase in deferred revenue due to the timing of the recurring annual calendar billings in January and paying down $18 million of acquired entities' accounts payable. Other material changes in operating assets and liabilities include the use of $10 million of cash placed under restriction associated with bank guarantees, irrevocable standby letters of credit and borrowings, which are reflected in Other assets the Condensed Consolidated Balance Sheets, offset by the pay down of higher than usual year-end accruals for professional fees associated with the Hypercom acquisition.

On June 8, 2012, VeriFone received an unfavorable jury verdict related to an ongoing patent infringement litigation. As a result of this verdict, we have determined that it is probable we will incur a loss on this litigation, and we estimate such loss to be approximately $18 million, including estimated pre-judgment interest, partially offset by tax savings of $7 million, for a net effect of $11 million decrease in net income. These amounts have not been paid. At such time that these may be paid or resolved, they will be reflected in our cash flows from operations.

We expect to continue to generate increasing quarterly amounts of cash from operating activities as operating profits expand with the growth of the business and as acquisition and integration costs diminish. Excluding the impact of any future acquisitions we might do, acquisition and integration costs should decrease as we complete integration of past acquisitions. Working capital levels can fluctuate significantly from quarter to quarter depending on the timing of cash receipts and payments.

Investing Activities

Net cash used in investing activities increased $1,077 million in the six months ended April 30, 2012 compared to the six months ended April 30, 2011 primarily due to our acquisition of Point during December 2011 for a net cash outlay of $999 million ($1,024 million in consideration offset by $25 million in cash acquired), an increase in net cash outlays for other acquisitions of $56 million, investments in revenue generating assets to support our growing Service businesses totaling $13 million, and a $7 million increase in purchases of machinery and computer equipment.

We expect that cash flows for investing activities will continue related to business acquisitions, acquisition of property, plant and equipment, particularly as we integrate recent acquisitions, and additional investments in revenue generating assets as we expand the roll out of Point's Payment-as-a Service model beyond Point's traditional markets and expand deployment of media-related equipment in taxis and at gas stations.

Financing Activities

Net cash provided by financing activities increased $770 million in the six months ended April 30, 2012 compared to the six months ended April 30, 2011 primarily due to $1,412 million of net proceeds from borrowings under the 2011 Credit Agreement, of which $279 million was used to fund an escrow account to pay off our 1.375% Senior Convertible Notes, $217 million was used to repay existing debt at the time and $42 million was used to pay for debt issuance costs.

Additionally, during the six months ended April 30, 2012, we made $110 million of voluntary repayments of the Revolving loan and made $12 million of scheduled debt repayments of Term A and Term B loans. We have chosen to voluntarily repay the Revolving loan with available cash on hand in order to minimize our interest cost, while preserving the ability to re-borrow funds under the Revolving loan.

We also experienced a $10 million decrease in net proceeds received from issuance of common stock through employee equity incentive plans, and paid off $14 million for settlement of contingent consideration and hold backs related to past acquisitions.

We expect future cash outflows related to financing activities as we make voluntary and scheduled payments on borrowings under the 2011 Credit Agreement and pay acquisition related contingent obligations, which in total may exceed proceeds from issuance of common stock through equity incentive plans.
Off-Balance Sheet Arrangements
Our only off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K, consist of forward foreign currency agreements described under Quantitative and Qualitative Disclosures about Market Risk. See Part I, Item 3 of this quarterly report on Form 10-Q.
Contractual Commitments

The following table summarizes our contractual obligations as of April 30, 2012 (in thousands):

Contractual Commitments	For the Fiscal Years Ending October 31,						Total
	2012 (Remaining 6 months)	2013	2014	2015	2016	Thereafter
2011 Credit Agreement (1)	$43,964	$86,585	$119,199	$128,065	$193,476	$934,200	$1,505,489
Senior convertible notes (including interest)	279,156	—	—	—	—	—	279,156
Capital lease obligations and other loans	2,769	6,173	130	51	41	524	9,688
Operating leases	26,053	38,597	28,357	19,710	15,420	45,074	173,211
Minimum purchase obligations	147,938	1,162	—	—	—	—	149,100
	$499,880	$132,517	$147,686	$147,826	$208,937	$979,798	$2,116,644

(1)	Interest in the above table has been calculated using the rate in effect at April 30, 2012.

We expect that we will be able to fund our remaining obligations and commitments with cash flows from our operations and for the Senior convertible notes, with cash held in escrow. To the extent we are unable to fund these obligations and commitments with cash flows from operations, we can draw upon our existing $361 million of cash plus an additional $160 million available under our 2011 Credit Agreement, or future debt or equity financings.

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

Interest Rate Risk

We are exposed to interest rate risk related to our borrowings. These borrowings generally bear interest based upon the one-month LIBOR rate. As of April 30, 2012, a 25 basis point increase in interest rates on our borrowings subject to variable interest rate fluctuations would increase our interest expense by approximately $2 million annually. We generally invest most of our cash in overnight and short-term instruments, which would earn more interest income if market interest rates rise and less interest income if market interest rates fall.

On March 23, 2012, we entered into a number of interest rate swap agreements to effectively convert $500.0 million of the Term Loan A from a floating LIBOR rate to a 0.71%fixed rate. The interest rate swaps qualify for hedge accounting treatment as cash flow hedges. The interest rate swaps are effective for the period from March 30, 2012 to March 31, 2015 or 36 months.

Foreign Currency Risk

A substantial majority of our sales are made to customers outside the United States, and our international sales as a percentage of our total net revenues has increased in recent periods including as a result of growth and acquisitions of Hypercom and Point. A substantial portion of the net revenues we generate from international sales is denominated in currencies other than the U.S. dollar. Additionally, portions of our cost of net revenues and operating expenses are incurred by our international operations and are denominated in local currencies, particularly denominated in the Euro, Brazilian Real, Swedish Krona and British Pound. For consolidated reporting, revenue and expenses denominated in non-U.S. currencies are translated to U.S. dollars at average currency exchange rates for the period (“P&L Exposures”). Thus, even if foreign operations results were stable, fluctuating currency rates may produce volatile reported results. We have made limited efforts to mitigate P&L Exposures by hedging with currency derivatives. As of April 30, 2012 and October 31, 2011, we have no foreign exchange forward contracts or other derivatives designated as a cash flow hedge.

We may in the future use foreign exchange forward contracts or other derivatives to hedge P&L Exposures, depending upon the risks of the exposures, the costs of hedging, and other considerations. However, hedges of P&L Exposures will only mitigate a portion of our risk and only for a short period.

The balance sheets of our U.S. and international businesses have monetary assets and liabilities denominated in currencies other than the primary currency of such business (“Balance Sheet Exposures”), such as Canadian dollar receivables held by our U.S. business, or U.S. dollar payables of our U.K. business. As exchange rates fluctuate, Balance Sheet Exposures generate foreign currency transaction gains and losses, which are included in other income (expense), net in the Consolidated Statements of Income. Most Balance Sheet Exposures will settle in local currency or convert from a foreign currency to a local currency in the foreseeable future, at which time the impact of rate fluctuations will be realized and we will receive or dispense more or less cash than the value originally recorded. Such exposures are termed “Near-Term Balance Sheet Exposures.” Some Balance Sheet Exposures may not be settled in the foreseeable future in management's estimation and thus the cash impact of their currency gains or losses is not expected to be felt in the foreseeable future.

We have in the past run and expect to continue to run a hedging program to mitigate the risk of Near-Term Balance Sheet Exposures by entering into foreign exchange forward contracts. Therefore, the hedging program's objective is to have gains or losses of the foreign exchange forward contracts largely offset the losses or gains of the Near-Term Balance Sheet Exposures. The unrealized gains of foreign exchange forward contracts are included in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets; the unrealized losses are included in Other current liabilities in the Condensed Consolidated Balance Sheets. The contracts are marked-to-market on a monthly basis with gains and losses included in Other income (expense), net in the Condensed Consolidated Statements of Income. In some instances, we seek to hedge transactions that are expected to become Near-Term Balance Sheet Exposures in the very short-term, generally within one month. We do not use foreign exchange forward contracts or other derivatives for speculative or trading purposes.

Our outstanding foreign exchange forward contracts as of April 30, 2012 are presented in the table below. All forward contracts are representative of the expected payments to be made under these instruments. The fair market value of the contracts represents the difference between the spot currency rate at April 30, 2012 and the contracted rate. All of these forward contracts mature within 35 days of April 30, 2012 (in thousands):

	Currency	Local Currency Contract Amount	Currency	Contracted Amount	Fair Market Value at April 30, 2012
Contracts to buy U.S. dollar
Argentine peso	ARS	(24,000)	USD	5,351	$(30)
Australian dollar	AUD	(9,028)	USD	9,335	(17)
Brazilian real	BRL	(3,000)	USD	1,583	1
Canadian dollar	CAD	(2,700)	USD	2,743	(4)
Chilean peso	CLP	(1,400,000)	USD	2,863	(13)
Chinese yuan	CNY	(125,000)	USD	19,810	45
Euro	EUR	(33,850)	USD	44,801	(13)
British pound	GBP	(21,000)	USD	33,987	(10)
Israeli shekel	ILS	(26,600)	USD	7,083	(6)
Indian rupee	INR	(480,000)	USD	9,042	(37)
Korean won	KRW	(1,500,000)	USD	1,314	(3)
Mexican peso	MXN	(93,000)	USD	7,018	(18)
Polish zloty	PLN	(27,000)	USD	8,518	(18)
Thai bhat	THB	(114,000)	USD	3,693	—
SA rand	ZAR	(90,000)	USD	11,517	(27)
Contract to sell U.S. dollar
Swedish krona	SEK	65,000	USD	(9,664)	12
					$(138)

As of April 30, 2012, our Balance Sheet Exposures, which is the sum of the absolute value of the net assets for each of our foreign subsidiaries with U.S. dollar functional currency which can bet net assets or net liabilities, amounted to $223 million and were partially offset by forward contracts with a notional amount of $167 million. Based on our net exposures as of April 30, 2012, a 10% movement in currency rates would result in a gain or loss of approximately $6 million.

As of April 30, 2012, our Near-Term Balance Sheet Exposures, which represent the Balance Sheet Exposures less an Israeli shekel payable equivalent of $53 million that we do not expect to be settled in the near term, the Israeli subsidiary's balance sheet exposure was net liabilities of $44 million which became net assets of $9 million after excluding the Israeli shekel payable, amounted to $188 million and, thus a 10% movement in currency rates would result in a gain or loss of approximately $2.0 million that we would expect to be realized in the foreseeable future.

Hedging of our Balance Sheet Exposures may not always be effective to protect us against currency exchange rate fluctuations, particularly in the event of imprecise forecasts of non-U.S. denominated assets and liabilities. In addition, at times we have not fully hedged our Balance Sheet Exposures, leaving us at risk to foreign exchange gains and losses on the un-hedged amounts. Furthermore, historically we have not consistently hedged our P&L Exposures. Accordingly, if there were an adverse movement in exchange rates, we might suffer significant losses.
Equity Price Risk

In June 2007, we issued $316 million aggregate principal amount of 1.375% Senior Convertible Notes due June 2012 (the “Notes”) which may be converted prior to maturity into cash and shares of our common stock upon the occurrence of certain events. In April 2009, we repurchased and extinguished $34 million par value of our outstanding Notes. In December 2009, we repurchased and extinguished an additional $5 million par value of our outstanding Notes. As of April 30, 2012, the remaining par value of the Notes was $277 million. The conversion price of the Notes at issuance was approximately $44.02 per share. Upon conversion, we would pay the holder the cash value of the applicable number of shares of our common stock, up to the principal amount of the Notes. Amounts in excess of the principal amount, if any, would be paid in our common stock. Concurrently with the issuance of the Notes, we entered into note hedge transactions with Lehman Brothers OTC Derivatives (“Lehman Derivatives”) and JP Morgan Chase Bank National Association, London Branch that serve to reduce the financial impact from the conversion of the Notes and to mitigate any negative effect such conversion may have on the price of our common stock, as well as to reduce the potential dilution upon conversion of the outstanding Notes in the event that the volume weighted average price of our common stock on each trading day of the relevant conversion period or other relevant valuation period for the Notes is greater than $44.02. We also sold warrants to the same counterparties allowing them to purchase 7.2 million shares of our common stock at a price of approximately $62.356 per share in equal share amounts on each trading day from December 19, 2013 to February 3, 2014.

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

As of April 30, 2012, we held the remaining note hedge transactions that reduce by one half the potential dilution upon conversion of the outstanding Notes in the event that the volume weighted average price of our common stock on each trading day of the relevant conversion period or other relevant valuation period for the Notes is greater than $44.02. There is no impact if the share price of our common stock is below $44.02 upon conversion of the Notes. For every $1 that the share price of our common stock exceeds $44.02, we expect to issue the equivalent of $3 million worth of shares of our common stock if all of the Notes are converted after taking into account the benefit of our remaining note hedge transactions.

The 2011 Credit Agreement required that we fund an escrow account to repay at maturity, or upon earlier conversion at the option of the holders thereof, our Notes. As a result, $279 million, which includes interest payable on maturity, was deposited in the escrow account. As of April 30, 2012, this escrow account was reported as short-term restricted cash and cash equivalents in our Condensed Consolidated Balance Sheets.

Because of the outstanding warrants to purchase approximately 7.2 million of our shares of common stock at approximately $62.356 per share, for every $1 that the share price of our common stock exceeds $62.356, we will be required to issue the equivalent of $7 million worth of shares of our common stock.

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

•
in the case of international acquisitions, which include both the Point and Hypercom acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political, legal and regulatory risks, including with respect to countries where we previously had limited operations;

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

•
the risk that increasing complexity inherent in operating a larger business and managing a broader range of solutions and service offerings may impact the effectiveness of our internal controls and adversely affect our financial reporting processes;

•	the assumption of unanticipated liabilities and the incurrence of unforeseen expenditures;

•
the failure to identify or assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring a company, which could result in unexpected litigation, unanticipated liabilities, additional costs, unfavorable accounting treatment or other adverse effects; and

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

We may not realize the expected benefits of our acquisitions, including Hypercom and Point.

Achieving the expected benefits of the acquisitions of Hypercom and Point depends in large part on our successful completion of our integration of the acquired companies' operations and personnel with our own in a timely and efficient manner. We cannot assure you, however, that all of our integration efforts will be completed as quickly as expected or that these acquisitions will achieve the expected benefits. The risks and challenges involved in the integration of Hypercom and Point include:

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

Costs associated with the acquisitions may be higher than expected and may harm our financial results. We have incurred substantial direct transaction costs associated with the acquisitions, and expect to incur additional costs associated with consolidation and integration of operations. We have also incurred post-closing costs and continue to devote resources related to Hypercom's divestiture of its U.S., Spain and U.K. payment terminal businesses. For example, as part of the divestitures the buyers are entitled to certain post-closing administrative and operating support services for various periods following the closing date of the merger and indemnification for certain liabilities associated with the divested businesses. In addition, although we believe that the merger was not subject to regulatory approval requirements in Spain because Hypercom divested its business in Spain before the merger was completed, the Spanish regulatory authorities disagree with this position, although following submission of additional information by VeriFone, they subsequently approved the merger.  On May 30, 2012, we were notified by the Spanish competition authority (La Comisión Nacional de la Competencia, or "CNC") that CNC intends to formally review our completion of our merger with Hypercom for alleged non-compliance with notification requirements under Spanish merger control law. There can be no assurance that the Spanish regulatory authorities will not seek to impose a fine for alleged non-compliance with Spanish merger control law. If the total costs of the acquisitions and integration efforts exceed estimates or the benefits related to the acquisitions do not exceed our total costs, our financial results could be adversely affected.

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

During the six months ended April 30, 2012, approximately 74.7% of our net revenues were generated outside of the United States. During the fiscal year ended October 31, 2011, approximately 65.6% of our net revenues were generated outside of the United States. We expect our percentage of net revenues generated outside of the United States to increase over time. In particular, our acquisition of Point has increased our business in the Nordic regions and elsewhere in Northern Europe and our acquisition of Hypercom has increased our business significantly in Europe, the Middle East and Africa and Asia. Part of our strategy is to expand our penetration in existing foreign markets and to enter new foreign markets and in particular to enter new emerging markets where we expect to see growth in electronic payments and related services. Our ability to penetrate some international markets may be limited due to different technical standards, protocols or product requirements. Expansion of our international business will require significant management attention and financial resources. Our international net revenues will depend on our continued success in the following areas:

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

•	building our brand name and awareness of our services among foreign customers in new and existing international markets;

•	enhancing our business infrastructure to enable us to efficiently manage the higher costs of operating across a larger span of geographic regions and international jurisdictions; and

•	implementing new systems, procedures, and controls to monitor our operations in new international markets.

In addition, we are subject to risks and costs associated with operating in foreign countries, including:

•	multiple, changing, and often inconsistent enforcement of laws and regulations;

•	satisfying local regulatory or industry imposed requirements, including security or other certification requirements;

•	competition from existing market participants, including strong local competitors, that may have a longer history in and greater familiarity with the international markets we enter;

•	tariffs and trade barriers;

•	higher costs and complexities of compliance with international and U.S. laws and regulations such as import and trade regulations and embargoes, export requirements and local tax laws;

•	laws and business practices that may favor local competitors;

•	restrictions on the repatriation of funds, including remittance of dividends by foreign subsidiaries, foreign currency exchange restrictions, and currency exchange rate fluctuations;

•	extended payment terms and the ability to collect accounts receivable;

•	different and/or more stringent labor laws and practices such as the use of workers' councils and labor unions;

•	different and/or more stringent data protection, privacy and other laws;

•	economic and political instability in certain foreign countries;

•	changes in a specific country's or region's political or economic conditions; and

•	greater difficulty in safeguarding intellectual property in areas such as China, India, Russia, and Latin America.

Many of these factors typically become more prevalent during periods of economic stress or disruptive events such as military or terrorist actions. The persistence or occurrence of weakened global economic conditions in one or more regions where we do business may exacerbate certain of these risks. For example, we are subject to foreign currency risk and economic and political instability which can lead to significant and unpredictable volatility in currency rates, including significant currency devaluations, which may negatively impact our revenues, gross margins, results of operations and financial position. Although we engage in some hedging of our foreign currency exposures, we do not hedge all such exposures and our hedging arrangements may not always be effective. See Part I Item 3. Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Risk of this Form 10-Q. In addition, compliance with foreign and U.S. laws and regulations that are applicable to our international operations is complex and may increase our cost of doing business in international jurisdictions and our international operations could expose us to fines and penalties if we fail to comply with these regulations. These laws and regulations include import and export requirements, trade restrictions and embargoes, exchange control regulations, data privacy requirements, labor laws, tax laws, anti-competition regulations, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials and other improper payments or inducements, such as the U.K. Bribery Act. Although we have implemented policies, procedures and training designed to ensure compliance with these laws, there can be no assurance that our employees, contractors, distributors, suppliers and agents will not take actions in violation of our policies, particularly as we expand our operations through organic growth and acquisitions, including acquisitions of businesses that were not previously subject to and may not have familiarity with U.S. and other laws and regulations applicable to us or compliance policies similar to ours. For example, two of our Brazilian subsidiaries that were acquired as a part of the Lipman acquisition have been notified of a number of assessments regarding Brazilian customs penalties that relate to alleged infractions in the importation of goods as well as certain tax assessments and penalties. Similarly, the Brazilian subsidiary we acquired in August 2011 as part of the Hypercom acquisition has a number of pending assessments related to local tax assessments and penalties. See Part II Item 1. Legal Proceedings of this Form 10-Q. Defending such assessments can be costly and divert management time. Any such violations could subject us to civil or criminal penalties, including the imposition of substantial fines and interest or prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our reputation, our brand, our international expansion efforts, our business, and negatively impact our operating results. In addition, if we fail to address the challenges and risks associated with international expansion and acquisitions, we may encounter difficulties implementing our strategy, which could impede our growth or harm our operating results.

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

Our success depends to a significant degree upon the continued contributions of our key senior management, engineering, sales and marketing, and manufacturing personnel, many of whom would be difficult to replace. In addition, our future success also depends on our ability to attract, integrate, manage, and retain highly skilled employees throughout our business. Competition for some of these personnel is intense, and in the past, we have had difficulty hiring employees in our desired time frame, particularly qualified finance and accounting professionals. Additionally, we may be unsuccessful in attracting and retaining personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as timely product introductions.

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

While we have experienced overall sequential growth in revenues and earnings and stronger demand in recent quarters, certain markets such as parts of Europe continue to experience weakened or uncertain economic conditions, including the recent ongoing difficulties in the credit markets in the euro zone, and some of our customers, suppliers and partners may continue to be negatively impacted by the global slowdown. We cannot predict whether such improvements or growth will continue, or whether our results of operations will be negatively impacted by the recent renewed global market turmoil, or whether any other future decline or volatility in global conditions could negatively impact our business, operating results and financial condition. There is no assurance that actions taken by governments and central banks to stimulate the economy will have positive impacts. Further, conditions such as political unrest or terrorist actions in other parts of the world and reports of continued high unemployment rates in the U.S. and elsewhere may negatively impact global economic conditions, including corporate spending and liquidity of capital markets. Continued volatility in market conditions, such as fluctuations in foreign currency rates relative to the U.S. dollar, make it difficult to forecast earnings and if we fail to meet our financial guidance or the expectations of investment analysts or investors in any period, the market price of our common stock could decline.

We depend on a limited number of customers, including distributors and resellers, for a large percentage of our System Solutions sales. If we do not effectively manage our relationships with them, our net revenues and operating results will suffer.

A significant percentage of our net revenues are attributable to a limited number of customers, including distributors and independent sales organizations (“ISOs”). For example, for the three months ended April 30, 2012, three customers accounted for 11.2% of our total net revenues and our ten largest customers accounted for approximately 21.2% of our net revenues. For the twelve months ended October 31, 2011, one customer, Cielo S.A. and its affiliates accounted for approximately 12.4% of net revenues of our International segment, and one customer, First Data and its affiliates accounted for approximately 13.0% of net revenues of our North America segment. Our ten largest customers accounted for approximately 27.4% of our net revenues for the fiscal year ended October 31, 2011. If any of our large customers significantly reduces or delays purchases from us or if we are required to sell products to them at reduced prices or on other terms less favorable to us, our revenues and income could be materially and adversely affected.

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

We offer complex solutions that are susceptible to undetected hardware and software errors or failures. Our solutions may experience failures when first introduced, as new versions are released, or at any time during their lifecycle. We cannot assure you that, despite our testing procedures and controls over manufacturing quality, errors will not be found in our products. Field failure may result from usage with third-party issued payment cards, for example, if such usage generates excess electrostatic discharge. Defects may also arise from third-party components that are incorporated into our products, such as hardware modules, chipsets or battery cells. Any product recalls as a result of errors or failures could result in the loss of or delays in market acceptance of our solutions, diversion of the attention of our R&D personnel from product development efforts, harm to our relationships with our customers, adversely affect our business and reputation and increase our product costs which could negatively impact our margins, profitability and results of operations. Any significant returns or warranty claims for any of our products, including products that we have added to our product offerings from acquisitions, could result in significant additional costs to us, such as costs to implement modifications to correct defects, recall and replace products and defending against litigation related to defective products or related property damage or personal injury, and could adversely affect our results of operations. Our customers may also run third-party software applications on our electronic payment systems. Errors in third-party applications could adversely affect the performance of our solutions.

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

We may suffer losses due to credit card fraud or similar fraudulent activities.

We are expanding our service solutions offerings. Some of our service solutions offerings include our services as a payment processor of credit card transactions for merchants. We may be subject to losses in the provision of such services in the event of credit card fraud or other fraudulent activities or errors in connection with such transactions. As we expand such service solutions offerings, we increase our exposure to such risks, and our business, results of operations and financial condition may be negatively impacted by such loss if material. Further, the occurrence of fraud perpetrated on our solutions may result in negative publicity and user sentiment which could harm our reputation and reduce our ability to retain or attract users of our solutions.

Security is vital to our customers and end users and therefore breaches in the security of our solutions could adversely affect our reputation and results of operations.

Protection against fraud is of key importance to the purchasers and end users of our solutions. The protection of sensitive data, such as customer, company, employee and consumer data is critical to our business. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. Further, our expansion of our service solutions offerings increases the types of confidential and consumer or personal data that may be processed or stored by us. We incorporate security features, such as encryption software and secure hardware, into our solutions and services offerings to protect against fraud in electronic payment transactions and to ensure the privacy and integrity of consumer data. Our solutions may be vulnerable to breaches in security due to defects in the security mechanisms, the operating system and applications, or the hardware platform. Security vulnerabilities could jeopardize the security of information transmitted or stored using our solutions. We also provide our customers with repair, encryption key loading and helpdesk services, and we intend to increase our services offerings including through managed services programs. We have in the past experienced and may in the future experience security breaches or fraudulent activities related to unauthorized access to sensitive customer information. If the security of our solutions is compromised, our reputation and marketplace acceptance of our solutions will be adversely affected, which would cause our business to suffer, and may subject us to damages claims. A significant breach of customer or company data could attract a substantial amount of media attention, damage our customer relationships and reputation and result in lost sales, fines, or lawsuits.

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

These litigation proceedings could result in substantial additional costs and expenses and adversely affect our cash flows, and may adversely affect our business, financial condition, and results of operations. We have in the past incurred and expect to continue to incur significant expenses in connection with these matters. Many members of our senior management team and our Board of Directors have been and will be required to devote a significant amount of time to the litigation related to the restatement. In addition, certain of these individuals are named defendants in the litigation related to the restatement. If our senior management is unable to devote sufficient time in the future to developing and pursuing our strategic business initiatives and running ongoing business operations, there may be a material adverse effect on our business, financial condition and results of operations.

Our business may suffer if we are sued for infringing the intellectual property rights of third parties, or if we are unable to obtain rights to third-party intellectual property on which we depend.

Third parties have in the past asserted and may in the future assert claims that our system solutions infringe their proprietary rights. Such infringement claims, even if meritless, may cause us to incur significant costs in defending against those claims. We may be required to discontinue using and selling any infringing technology and services, to expend resources to develop non-infringing technology or to purchase licenses or pay royalties for other technology. Similarly, we depend on our ability to license intellectual property from third parties. The third parties from which we currently license technology or other third parties may become unwilling to license to us on acceptable terms intellectual property that is necessary to our business. In either case, we may be unable to acquire licenses for other technology on reasonable commercial terms or at all. As a result, we may find that we are unable to continue to offer the solutions and services upon which our business depends.

We have received, and have currently pending, third-party infringement claims and may receive additional notices of claims of infringement in the future. Infringement claims may cause us to incur significant costs in defending against those claims or to settle claims to avoid costly or protracted litigation even if we deem those claims to be without merit. For example, in March 2008, Cardsoft, Inc. and Cardsoft (Assignment for the Benefit of Creditors), LLC commenced an infringement action against us and others. On June 8, 2012, following a jury trial in the Eastern District of Texas, Marshall Division, the jury issued a verdict against us and awarded Cardsoft infringement damages and royalties. Judgment has not yet been issued, and additional amounts could be ordered against us by the court. See Note 13. Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. Infringement claims are expensive and time consuming to defend against, regardless of the merits or ultimate outcome. Similar claims may result in additional protracted and costly litigation. There can be no assurance that we will prevail in any such actions or that any license required under any such patent or other intellectual property would be made available on commercially acceptable terms, if at all. An unfavorable outcome in any such litigation, including the post-trial rulings and final judgment in the Cardsoft litigation, could result in a significant judgment of damages against us, which could materially and adversely impact our financial results, financial condition and cash flows. See Note 13. Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

A significant portion of our sales are on an open credit basis, with typical payment terms of up to 60 days in the United States and, because of local customs or conditions, longer in some international markets. In the past, there have been bankruptcies among our customer base. Although credit losses have not been material to date, future losses, if incurred, could harm our business and have a materially adverse effect on our operating results and financial condition. Also, certain customers that are invoiced in U.S. dollars, such as those based in Venezuela, have experienced and may continue to experience difficulties in obtaining U.S. dollars due to local currency controls, and therefore may not be able to remit timely payment to us. Additionally, to the extent that the continued turmoil and uncertainty in the credit markets continue to make it more difficult for some customers to obtain financing or access U.S. dollar currency, our customers' ability to pay could be adversely impacted, which in turn could have a material adverse impact on our business, cash flows, operating results and financial condition.

Fluctuations in currency exchange rates may adversely affect our results of operations.

A substantial portion of our business consists of sales made to customers outside the United States. A portion of the net revenues we receive from such sales is denominated in currencies other than the U.S. dollar, primarily the British pound, the euro and the Brazilian real, and the amount of net revenues in foreign currencies has increased with our recent acquisitions of Point and Hypercom. Additionally, portions of our cost of net revenues and our other operating expenses are incurred by our International operations and denominated in local currencies, primarily the British pound, the euro and the Brazilian real. In particular, our net revenues, cost of net revenues and operating expense denominated in the euro and the Dutch Kroner and Swedish Kroner, which are impacted by the European sovereign debt crisis, have increased with the Point and Hypercom acquisitions. Fluctuations in the value of these net revenues, costs and expenses as measured in U.S. dollars have historically affected our results of operations, and adverse currency exchange rate fluctuations may have a material impact in the future. Further, changes in exchange rates that strengthen the U.S. dollar could increase the price of our products in the local currencies of the foreign markets we serve. For example, in recent periods the euro has declined substantially relative to the U.S. dollar and, given the ongoing European sovereign crises, may further decline. Declines in foreign currencies relative to the U.S. dollar would result in making our products relatively more expensive than products that are denominated in local currencies, leading to a reduction in sales and profitability in those foreign markets. In addition, our balance sheet contains monetary assets and liabilities denominated in currencies other than the U.S. dollar, such as cash, intercompany balances, trade receivables and payables, and fluctuations in the exchange rates for these currencies could adversely affect our results of operations. We have, to some extent, entered into foreign exchange forward contracts intended to hedge our balance sheet exposure to adverse fluctuations in exchange rates. We have also effectively priced our System Solutions in U.S. dollars in certain countries. Nevertheless, these hedging arrangements may not always be effective, particularly in the event of imprecise forecasts of non-U.S. denominated assets and liabilities. Additionally, our efforts to effectively price products in U.S. dollars may have disadvantages as they may affect demand for our products if the local currency strengthens relative to the U.S. dollar. We could be adversely affected when the U.S. dollar strengthens relative to the local currency between the time of a sale and the time we receive payment, which would be collected in the devalued local currency. Accordingly, if there is an adverse movement in one or more exchange rates, we might suffer significant losses and our results of operations may otherwise be adversely affected. Uncertainty in the global market conditions have resulted in and may continue to cause significant volatility in foreign currency exchange rates which could increase these risks. As our international operations expand, our exposure to these risks also increases. Additionally, hedging programs expose us to risks that could adversely affect our operating results, including the following:

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

We utilize a limited number of third parties to manufacture our hardware products pursuant to our specifications and rely upon these contract manufacturers to produce and deliver products to our customers on a timely basis and at an acceptable cost or to otherwise meet our product demands. Further, a material portion of these third party manufacturing activities are concentrated in China. Disruptions to the business, financial stability or operations, including due to strikes, labor disputes or other disruptions to the workforce, of these contract manufacturers, or to their ability to produce the products we require in accordance with our and our customers' requirements, and particularly disruptions to the manufacturing operations in China including due to geological disruptions such as earthquakes, could significantly affect our ability to fulfill customer demand on a timely basis which could materially harm our revenues and results of operations. We also rely on our contract manufacturer's facility in Israel for certain of our product lines and therefore are subject to the political disruptions or economic instability in that region. Substantially all of our manufacturing is currently handled by our third party contract manufacturers and our dependency on our third party contract manufacturers could exacerbate these risks.

Components such as application specific integrated circuits, or ASICs, microprocessors, wireless modules, modems and printer mechanisms that are necessary to manufacture and assemble our systems are sourced either directly by us or on our behalf by our contract manufacturers from a variety of component suppliers selected by us. Certain of the components are specifically customized for use in our products and are obtained from sole source suppliers on a purchase order basis. Disruptions to the business, financial stability or operations, including due to strikes, labor disputes or other disruptions to the workforce, of our suppliers, and particularly sole source suppliers, may also impact the availability of components to us in the quantities we require and on a timely basis. In recent periods, we have experienced a tightening in availability of certain semiconductor commodities that are necessary for the manufacture of our products. In addition, in March 2011 we experienced some component shortages due to the severe earthquake and tsunami in Japan which together with resulting damage to certain nuclear power plants, had resulted in widespread destruction and economic uncertainty in that region. Although we have to date been able to manage component supply adequately to meet our product demands, given the magnitude of the damage to that region, we are continuing to monitor the impact of the crisis in Japan on our supply chain and there can be no assurance that our results of operations will not be materially affected by the events in Japan. Any prolonged component shortage as a result of these or similar events could materially and adversely affect our business and results of operations. Component shortages have resulted in increased costs for certain components and continued cost increases, particularly for critical components, could negatively impact our gross margins and profitability. If our suppliers are unable or unwilling to deliver the quantities that we require within the timeframe that we require, we would be faced with a shortage of critical components. We also experience from time to time an increase in the lead time for delivery of some of our key components. We may not be able to find alternative sources in a timely manner if suppliers of our key components become unwilling or unable to provide us with adequate supplies of these key components when we need them or if they increase their prices. If we are unable to obtain sufficient key required components, or to develop alternative sources if and as required in the future, or to replace our component and factory tooling for our products in a timely manner if they are damaged or destroyed, we could experience delays or reductions in product shipments. This could harm our relationships with our customers and cause our revenues to decline. Even if we are able to secure alternative sources or replace our tooling in a timely manner, our costs could increase. Any of these events could adversely affect our results of operations.

The value of our deferred tax assets may not be realizable to the extent our future profits are less than we have projected and we may be required to record valuation allowances against previously-booked deferred tax assets, which may have a material adverse effect on our results of operations and our financial condition.

As of April 30, 2012, on a worldwide basis we had net deferred tax assets of $10 million.  Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, capital loss carry-forwards and net operating losses.  We evaluate the realizability of our deferred income tax assets and assess the need for a valuation allowance on an ongoing basis.  In evaluating our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized.  The ultimate realization of our deferred income tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible and before our capital loss carry-forwards and net operating losses expire.  Our assessment of the realizability of our deferred income tax assets requires significant judgment.  Failure to achieve our projections may result in an increase in the valuation allowance in a future period.  Any future increase in the valuation allowance would result in additional income tax expense which could have a material adverse effect on our results of operations and financial condition.

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

If we improperly forecast demand for our products we could end up with too many products and be unable to sell the excess inventory in a timely manner, if at all, or, alternatively we could end up with too few products and not be able to satisfy demand. This problem is exacerbated because our attempt to closely match inventory levels with product demand leaves limited margin for error, and we generally receive a significant volume of customer orders towards the end of each fiscal quarter which leaves us little room to adjust inventory mix to match demand. The recent shortages of certain components due to the recent earthquake and tsunami in Japan have exacerbated our ability to match inventory to customer demand. Also, during the transition from an existing product to a new replacement product, we must accurately predict the demand for the existing and the new product. Our inability to properly manage our inventory levels could cause us to incur increased expenses associated with writing off excessive or obsolete inventory or lose sales or have to ship products by air freight to meet immediate demand, incurring incremental freight costs above sea freight costs, a preferred method, and suffering a corresponding decline in gross margins. If we do not accurately predict demand, we could also incur increased expenses associated with binding commitments to certain third-party contract manufacturers and suppliers which would negatively impact our gross margins and operating results. See Note 13. Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. During times of economic uncertainty, such as that of the recent global economic recession, it becomes more difficult to accurately forecast demand and manage our inventory levels. Deteriorating market conditions have in the past and can in future periods cause us to incur additional costs associated with excess and obsolete inventory, scrap, and excess inventory held by our contract manufacturers.

We may be subject to additional impairment charges due to potential declines in the fair value of our assets.

As a result of our acquisitions, particularly that of Lipman in November 2006, Hypercom in August 2011 and Point in December 2011, we have recorded significant goodwill and intangible assets on our balance sheet. We test goodwill and intangible assets for impairment on a periodic basis as required, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The events or changes that could require us to test our goodwill and intangible assets for impairment include a reduction in our stock price and market capitalization and changes in our estimated future cash flows, as well as changes in rates of growth in our industry or in any of our reporting units. In the fourth fiscal quarter of 2008, we recorded an impairment charge of $289.1 million for goodwill and developed technology intangible assets due to lower revenue expectations in light of current operating performance and future operating expectations. During the first fiscal quarter of 2009, we concluded that the carrying amount of the North America and Asia reporting units exceeded their implied fair values and recorded an estimated impairment charge of $178.2 million. We finalized the goodwill evaluation process and recorded a $2.7 million reduction of impairment charge during the second quarter of fiscal year 2009, resulting in a final goodwill impairment charge of $175.5 million as of April 30, 2009 associated with the North America and Asia reporting units. We have not recorded any further impairment charges since the fiscal quarter ended April 30, 2009.

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

We have offices and personnel in Israel. In addition, certain of our products are manufactured by our contract manufacturer in facilities located in Israel and some of our suppliers are located in Israel. Therefore, political, economic, and military conditions in Israel directly affect our operations. The future of peace efforts between Israel and its Arab neighbors remains uncertain. Any armed conflicts or further political instability in the region is likely to negatively affect business conditions and materially harm our results of operations. Furthermore, several countries continue to restrict or ban business with Israel and Israeli companies. These restrictive laws and policies may seriously limit our ability to make sales in those countries.

In addition, many employees in Israel are obligated to perform at least 30 days and up to 40 days, depending on rank and position, of military reserve duty annually and are subject to being called for active duty under emergency circumstances. If a military conflict arises, these individuals could be required to serve in the military for extended periods of time. Our operations in Israel could be disrupted by the absence for a significant period of one or more key employees or a significant number of other employees due to military service. Any disruption in our operations in Israel could materially and adversely affect our business.

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

On December 28, 2011, our principal subsidiary, VeriFone, Inc., entered into a secured credit agreement (the "2011 Credit Agreement") consisting of total senior secured credit facilities of $1.5 billion. The 2011 Credit Agreement consists of a Term A loan facility of $919 million (the "Term A Loan"), a Term B loan facility of $232 million (the "Term B Loan") and a revolving credit facility permitting borrowings of up to $350.0 million (the "Revolving Facility"). These credit facilities were made available (i) to fund a portion of the cash consideration for our acquisition of Point, (ii) to refinance certain existing debt at Point, (iii) to repay all outstanding amounts under our senior secured credit agreement entered into as of October 31, 2006, (iv) to fund an escrow to repay at maturity or upon earlier conversion at the option of the holders thereof our 1.375% senior convertible notes due June 2012, and (v) to pay related fees and expenses as well as for working capital requirements and for other general corporate purposes. As of April 30, 2012, we had outstanding loan balances of $907 million under our Term A Loan, $231 million under our Term B Loan, and $190 million drawn on the Revolving Facility. See Note 5. Financings in the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

Following our acquisition of Point and the related entry into the 2011 Credit Agreement, our outstanding indebtedness and debt service obligations are substantial. As of April 30, 2012, we had total indebtedness outstanding of $1.3 billion related to our Term A Loan, Term B Loan and Revolving Facility. Principal payments on our Term A Loan facility are required to be repaid in quarterly installments of the following percentages of the original balance outstanding under the Term A Facility: 1.25% for each of the first eight calendar quarters after the closing date of the Credit Facility on December 28, 2011 through the quarter ending December 31, 2013; 2.50% for each of the next eight calendar quarters through the quarter ending December 31, 2015 and 5.00% for each of the calendar quarters ending March 31, 2016, June 30, 2016 and September 30, 2016 with the balance being due at maturity on December 28, 2016. The outstanding principal balance of the Term B Loan is required to be repaid in equal quarterly installments of 0.25% with the balance being due at maturity on December 28, 2018. Outstanding amounts may also be subject to mandatory prepayment with the proceeds of certain asset sales and debt issuances and, in the case of the Term B Loan, from a portion of annual excess cash flows (as determined under the 2011 Credit Agreement). See Note 5. Financings in the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a schedule of the principal payments due under our financings.

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

For example, Lehman Commercial Paper, Inc. (“Lehman CP”) was, at the time of its filing of a voluntary Chapter 11 bankruptcy petition in October 2008, a lender to us under a revolving credit facility. As a result of Lehman CP's filing of a voluntary Chapter 11 bankruptcy petition, the revolving credit facility was reduced by the amount of Lehman CP's commitment. Although this revolving credit facility has since been terminated, if other financial institutions that have extended credit commitments to us, including under the Credit Facility, or have entered into hedge, insurance or similar transactions with us are adversely affected by the conditions of the U.S. and international capital markets, they may become unable to fund borrowings under their credit commitments to us or otherwise fulfill their obligations under the relevant transactions, which could have a material and adverse impact on our financial condition and our ability to borrow additional funds, if needed, for working capital, capital expenditures, acquisitions and other corporate purposes.

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
Date: June 11, 2012

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