Form 10-Q
period 2012-07-31
VERIFONE SYSTEMS, INC.
filed 2012-09-10
CIK 1312073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2012
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
At August 31, 2012, the number of shares outstanding of the registrant’s common stock, $0.01 par value was 107,811,832.

VERIFONE SYSTEMS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2012	2011	2012	2011
	(Unaudited) (In thousands, except per share data)
Net revenues:
System solutions	$350,230	$253,659	$1,003,314	$714,700
Services	138,820	63,292	377,278	178,462
Total net revenues	489,050	316,951	1,380,592	893,162

Cost of net revenues:
System solutions	206,213	150,621	607,238	428,357
Services	75,330	34,718	217,050	99,117
Total cost of net revenues	281,543	185,339	824,288	527,474

Gross margin	207,507	131,612	556,304	365,688

Operating expenses:
Research and development	38,657	27,457	111,585	74,501
Sales and marketing	46,182	32,769	132,309	92,214
General and administrative	43,414	28,657	138,148	79,716
Patent litigation loss contingency expense	—	—	17,632	—
Amortization of purchased intangible assets	23,177	1,980	60,549	5,959
Total operating expenses	151,430	90,863	460,223	252,390

Operating income	56,077	40,749	96,081	113,298
Interest expense	(16,374)	(7,963)	(49,644)	(22,998)
Interest income	1,110	479	3,260	1,049
Other income (expense), net	(721)	6,313	(23,350)	6,152
Income before income taxes	40,092	39,578	26,347	97,501
Provision for (benefit from) income taxes	2,313	13,072	(12,068)	13,702
Consolidated net income	37,779	26,506	38,415	83,799
Net income attributable to noncontrolling interests	(84)	(159)	(366)	(221)
Net income attributable to VeriFone Systems, Inc. stockholders	$37,695	$26,347	$38,049	$83,578

Net income per share attributable to VeriFone Systems, Inc. stockholders:
Basic	$0.35	$0.29	$0.36	$0.95
Diluted	$0.34	$0.28	$0.34	$0.90

Weighted average shares used in computing earnings per share:
Basic	107,568	89,602	106,768	88,368
Diluted	110,384	93,322	110,305	92,690
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2012	October 31, 2011
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$409,807	$594,562
Accounts receivable, net of allowance of $6,585 and $5,658	371,170	294,440
Inventories	164,873	144,316
Prepaid expenses and other current assets	153,167	127,130
Total current assets	1,099,017	1,160,448

Fixed assets, net	137,159	83,634
Purchased intangible assets, net	748,892	263,767
Goodwill	1,159,651	561,414
Deferred tax assets	213,676	205,496
Other assets	81,965	38,802
Total assets	$3,440,360	$2,313,561

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$183,601	$144,278
Accruals and other current liabilities	252,280	218,123
Deferred revenue, net	101,089	68,824
Senior convertible notes	—	266,981
Short-term debt	53,329	5,074
Total current liabilities	590,299	703,280

Deferred revenue, net	30,070	31,467
Deferred tax liabilities	228,192	92,594
Long-term debt	1,268,510	211,756
Other long-term liabilities	69,586	78,971
Total liabilities	2,186,657	1,118,068

Redeemable noncontrolling interest in subsidiary	893	855

Stockholders’ equity:
VeriFone Systems, Inc. stockholders’ equity:
Preferred Stock: 10,000 shares authorized as of July 31, 2012 and October 31, 2011; no shares issued and outstanding as of July 31, 2012 and October 31, 2011	—	—
Common stock: $0.01 par value, 200,000 shares authorized as of July 31, 2012 and October 31, 2011; 107,920 and 105,826 shares issued and 107,791 and 105,697 outstanding as of July 31, 2012 and October 31, 2011	1,079	1,058
Additional paid-in capital	1,529,311	1,468,862
Accumulated deficit	(231,007)	(269,056)
Accumulated other comprehensive loss	(82,583)	(6,671)
Total stockholders' equity	1,216,800	1,194,193
Noncontrolling interest in subsidiaries	36,010	445
Total liabilities and equity	$3,440,360	$2,313,561

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended July 31
	2012	2011
	(Unaudited) (In thousands)
Cash flows from operating activities
Consolidated net income	$38,415	$83,799
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization, net	129,819	24,205
Stock-based compensation expense	34,171	25,107
Non-cash interest expense	12,405	11,560
Deferred income taxes	(15,576)	1,744
Other	102	(4,375)
Net cash provided by operating activities before changes in operating assets and liabilities	199,336	142,040
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable, net	(59,562)	(62,866)
Inventories, net	(4,233)	8,280
Prepaid expenses and other assets	(26,664)	(17,388)
Accounts payable	23,371	31,975
Deferred revenue, net	31,758	5,468
Other current and long term liabilities	(18,643)	14,145
Net change in operating assets and liabilities	(53,973)	(20,386)
Net cash provided by operating activities	145,363	121,654

Cash flows from investing activities
Capital expenditures	(44,555)	(9,288)
Acquisitions of businesses, net of cash and cash equivalents acquired	(1,069,412)	(10,756)
Collection of other notes receivable	12,595	—
Other investing activities, net	1,111	750
Net cash used in investing activities	(1,100,261)	(19,294)

Cash flows from financing activities
Proceeds from debt, net of issue costs	1,414,447	73
Repayments of debt	(357,198)	(8,024)
Repayment of senior convertible notes, including interest	(279,159)	—
Proceeds from issuance of common stock through employee equity incentive plans	28,683	41,152
Payments of acquisition related contingent considerations	(23,804)	—
Distribution to non-controlling interest stockholders	(1,543)	(280)
Tax benefit from stock-based compensation	—	556
Net cash provided by financing activities	781,426	33,477

Effect of foreign currency exchange rate changes on cash and cash equivalents	(11,283)	3,226

Net increase (decrease) in cash and cash equivalents	(184,755)	139,063
Cash and cash equivalents, beginning of period	594,562	445,137
Cash and cash equivalents, end of period	$409,807	$584,200

Schedule of non-cash transactions
Issuance of common stock for business acquisition	$—	$51,090

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Principles of Consolidation and Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of VeriFone Systems, Inc. (“we,” “us,” “our,” "VeriFone," and “the Company” refer to VeriFone Systems, Inc. and its consolidated subsidiaries) as of July 31, 2012 and October 31, 2011, and for the three and nine months ended July 31, 2012 and 2011, have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, we have omitted certain information and notes normally provided in our annual consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items necessary for the fair presentation of our financial position and results of operations for the interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011. The results of operations for the three and nine months ended July 31, 2012 are not necessarily indicative of the results expected for the entire fiscal year. All significant inter-company accounts and transactions have been eliminated. Amounts pertaining to the noncontrolling ownership interests held by third parties in the operating results and financial position of our majority-owned subsidiaries are reported as 'net income attributable to noncontrolling interests' in our Condensed Consolidated Statements of Operations and as 'redeemable noncontrolling interest in subsidiary' on our Condensed Consolidated Balance Sheets when the third party ownership interest is redeemable at the option of the stockholder, outside of our control, and as 'noncontrolling interest in subsidiaries' on our Condensed Consolidated Balance Sheets in all other cases.
The condensed consolidated balance sheet at October 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.
Certain prior period amounts reported in our Condensed Consolidated Financial Statements and notes thereto have been reclassified to conform to the current period presentation, with no impact on previously reported operating results or financial position.
Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The estimates and judgments affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities.

On an ongoing basis, we evaluate our estimates including those related to product returns, bad debts, inventories, goodwill and intangible assets, income taxes, warranty obligations, contingencies, stock-based compensation and litigation, among others. We base our estimates on historical experience and information available to us at the time that these estimates are made. Actual results could differ materially from these estimates.
Summary of Significant Accounting Policies

There have been no changes to our significant accounting policies during the nine months ended July 31, 2012 as compared with the significant accounting policies described in our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011, except for the two additions below.
Debt Issuance Costs

Debt issuance costs are stated at cost, net of accumulated amortization in Other assets on the Condensed Consolidated Balance Sheets. Amortization expense is calculated using the effective interest method over the period of the loans and is recorded in Interest expense in the accompanying Condensed Consolidated Statements of Operations. At July 31, 2012, interest amortization periods range from 5 to 7 years based upon the maturity date of the related outstanding debt.

Revenue Generating Assets, Net

Revenue generating assets are comprised of tangible assets that we have placed at third party locations for the purpose of generating revenues, such as in taxi cabs, at gas stations and in small merchant locations, under rental or service based arrangements. Revenue generating assets are stated at cost, net of accumulated depreciation, and are depreciated on a straight-line basis over the estimated useful lives of the assets, generally five years. Payments to acquire revenue generating assets are included in capital expenditures as a cash flow from investing activities on our Condensed Consolidated Statements of Cash Flows.
Concentrations of Credit Risk

No customer accounted for more than 10% of net revenues in any of our reportable segments for the three and nine months ended July 31, 2012 and 2011. As of July 31, 2012, one customer, Redecard S/A, accounted for 10% of total accounts receivable in our International segment. At October 31, 2011, one customer, Cielo S.A. and its affiliates, accounted for 10% of our total accounts receivable in our International segment. No customer accounted for more than 10% of accounts receivable in our North America segment or total accounts receivable as of July 31, 2012 or October 31, 2011.
Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, which requires an entity to present the total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers the effective date of the requirement in ASU 2011-05 to disclose on the face of the financial statements the effects of the reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. All other requirements in ASU 2011-05 are not affected by ASU 2011-12. ASU 2011-05 and ASU 2011-12 are effective for us in our first quarter of fiscal year 2013. We have historically presented the components of other comprehensive income as part of our Consolidated Statements of Equity, and therefore adoption of this guidance will change our financial statement presentation.

Note 2. Business Combinations

Point Acquisition

On December 30, 2011, we completed our acquisition of Electronic Transaction Group Nordic Holding AB, a Swedish company operating the Point International business (collectively, "Point"), Northern Europe's largest provider of payment and gateway services and solutions for retailers. The purchase price was approximately €600.0 million, plus repayment of Point's outstanding debt, for a total cash purchase price of $1,024.5 million. The source of funds for the cash consideration was a new credit agreement provided by a syndicate of banks ("the 2011 Credit Agreement"). See Note 5. Financings for information on the 2011 Credit Agreement.

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

We acquired Point to, among other things, provide a broader set of product and service offerings to customers globally, including expansion in the Northern European markets. For the three and nine months ended July 31, 2012, we estimate that our total net revenues increased by approximately $55.9 million and $131.3 million, respectively, due to the sale of products and services by Point entities. For the three and nine months ended July 31, 2012, the acquired Point business negatively impacted our earnings by approximately $7.0 million and $29.0 million, respectively, which included management's allocations and estimates of expenses that were not separately identifiable due to our integration activities, non-recurring charges associated with the fair value decrease ("step-down") in deferred revenue, amortization, and acquisition and integration expenses.

The fair value of consideration transferred for Point was comprised of (in thousands):

Cash paid to Point stockholders	$774,268
Cash for repayment of long-term debt	250,264
Total	$1,024,532

Recording of Assets Acquired and Liabilities Assumed

The assets acquired and liabilities assumed as part of our acquisition of Point were recognized at their fair values as of the acquisition date, December 30, 2011. We recorded the net tangible and intangible assets acquired and liabilities assumed based upon their preliminary fair values as of the acquisition date, as set forth below. The fair values were based upon a preliminary valuation, and our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized are the fair values of certain acquired tangible and intangible assets and liabilities, such as inventories and fixed assets, as well as pre-acquisition contingencies including acquisition and divestiture related claims, income and non-income based taxes, and residual goodwill. We expect to continue to obtain information during the measurement period to assist us in determining the fair values assigned to the assets acquired and liabilities assumed at the acquisition date.

The following table summarizes the estimated fair values assigned to the assets acquired and liabilities assumed, as of the acquisition date, which are considered preliminary and thus subject to change (in thousands):

Cash and cash equivalents	$25,314
Accounts receivable (gross contractual value of $24.5 million, of which $1.7 million is not expected to be collected)	22,691
Inventories	25,543
Deferred tax assets	13,020
Prepaid expenses and other assets	48,304
Property, plant and equipment	10,350
Intangible assets	567,007
Accounts payable and other liabilities	(51,564)
Contingent consideration payable	(21,233)
Deferred revenue, net	(2,169)
Deferred tax liabilities	(157,411)
Noncontrolling interest in subsidiary	(36,764)
Total identifiable net assets	443,088
Goodwill	581,444
Total consideration transferred	$1,024,532
During the six months ended July 31, 2012, new information was obtained about the acquisition date fair values of certain of the above assets acquired and liabilities assumed. As a result, we have increased our fair value estimates for acquired intangible assets by $16.5 million, decreased the fair value estimate of non-controlling interests by $0.4 million, and decreased the fair value estimates of other net tangible assets acquired by $3.8 million. Goodwill decreased by $13.1 million due to these changes in fair value estimates.
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
The estimated fair value of acquired contingent consideration owed by Point related to its prior acquisitions was $21.2 million as of the acquisition date. This contingent consideration will be payable in cash if certain operating and financial targets are achieved in the two years following the dates of those acquisitions. The payout criteria for the contingent consideration contains provisions for prorated payouts if the target criteria are not met, provided that certain minimum thresholds are achieved. The U.S. dollar equivalent maximum payout for this contingent consideration as of the acquisition date was $24.4 million.

The fair value of the noncontrolling interest in Babs Paylink AB of $36.8 million was estimated by employing an income approach based on an assumed discount rate of 17% and an estimated terminal value derived from terminal stabilized cash flow multiples ranging from 8 to 9.

Valuations of Intangible Assets Acquired
The following table sets forth the components of intangible assets acquired in connection with the Point acquisition (in thousands, except for estimated useful lives):

	Fair Value	Estimated Useful Life (Years)
Customer relationships	$498,503	9.5
Developed software technology	54,783	4.4
Trade names	13,721	4.0
Total	$567,007
Customer relationships represent the fair value of the underlying relationship and agreement with Point customers.
Developed software technology represents the fair values of Point's proprietary technologies, processes, patents and trade secrets related to the design of Point's products that have reached technological feasibility and are a part of Point's product lines.
Trade names represent the fair value of the Point and other trademarks owned by Point.
Some of the more significant estimates and assumptions inherent in the estimates of the fair values of identifiable intangible assets include all assumptions associated with forecasting product profitability from the perspective of a market participant. Specifically:

•
Revenue - we use historical, forecast, and industry or other sources of market data, including the number of units to be sold, selling prices, market penetration, market share, and year-over-year growth rates over the product life cycles.

•
Cost of sales, research and development expenses, sales and marketing expenses and general administrative expenses - we use historical, forecast, industry, or other sources of market data, including any expected synergies that can be realized by a market participant.

•	Estimated life of the asset - we assess the asset's life cycle by considering the impact of technology changes and applicable payment security compliance and regulatory requirements.

•
Discount rates - we use a discount rate that is based on the weighted average cost of capital with adjustments to reflect the risks associated with the specific intangible assets, such as country risks and commercial risks.

•	Customer attrition rates - we use historical and forecast data to determine the customer attrition rates and the expected customer life.

The discount rates used in the intangible asset valuations ranged from 14% to 20%. The customer attrition rates used in our valuation of customer relationship intangible assets ranged from zero to 7% depending on the geographic region. The estimated life of developed software technology intangible assets ranged from 2 years to 10 years. The royalty rate used in the valuation of the trade names intangible asset ranged from 1% to 2%. All of these judgments and estimates can materially impact the fair values of intangible assets.

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

Other Fiscal Year 2012 Acquisitions
During the nine months ended July 31, 2012, in addition to Point, we completed the acquisitions of other businesses and net assets as described in the table below for an aggregate purchase price of $81.5 million. The $81.5 million aggregate purchase price includes $6.4 million of holdback payments that will be paid between 12 to 15 months after the date the respective acquisitions closed, and contingent consideration having a total fair value of $4.4 million.
The holdback amounts will be paid out to selling stockholders unless the general representations and warranties made by the sellers as of the acquisition date were invalid. The contingent consideration will be payable in cash for the ChargeSmart (now known as VeriFone Commerce Solutions, Inc.) and LIFT acquisitions, if certain operating and financial targets are achieved in the first three years of operations after the acquisition. The payout criteria for the contingent consideration contain provisions for prorated payouts if the target criteria are not met, provided that certain minimum thresholds are achieved. The contingent consideration was valued at $0.4 million and $4.0 million for the ChargeSmart and LIFT acquisitions, respectively. The maximum payouts for the contingent consideration under the purchase agreements are $11.0 million and $8.0 million for the ChargeSmart and LIFT acquisitions, respectively.
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

The below table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date of each transaction. Certain fair values assigned are preliminary and thus subject to change. In particular, the estimated fair values of income and non-income based taxes, LIFT contingent consideration, and residual goodwill are preliminary.

(in thousands)	LIFT	ChargeSmart	Show Media	Global Bay	Total
Acquisition date	March 1, 2012	January 3, 2012	November 1, 2011	November 1, 2011
Assets acquired (liabilities assumed), net	$(10)	$(4,225)	$1,593	$(5,028)	$(7,670)
Intangible assets (1)	1,600	9,770	6,660	14,490	32,520
Goodwill (2)	4,904	13,829	19,871	18,050	56,654
Total purchase price	$6,494	$19,374	$28,124	$27,512	$81,504
Explanatory notes:
(1) Intangible assets included developed technology, customer relationships, non-compete agreement, trademarks and in-process research and development of $21.3 million, $6.5 million, $3.0 million, $0.9 million and $0.8 million, respectively, which are amortized over their estimated useful lives of 1 to 10 years.
(2) Goodwill is generally not expected to be tax deductible for LIFT, ChargeSmart and Global Bay, but is expected to be deductible for tax purposes for Show Media. The amount of goodwill resulted primarily from our expectation of increased value resulting from the integration of the acquired businesses' product offerings with our product offerings.

Fiscal Year 2011 Acquisitions

Hypercom Corporation

On August 4, 2011, we completed our acquisition of Hypercom, a provider of electronic payment solutions and value-added services at the point of transaction, by means of a merger of one of our wholly-owned subsidiaries with and into Hypercom such that Hypercom became a wholly-owned subsidiary of VeriFone following the merger. We acquired Hypercom to, among other things, provide a broader set of product and service offerings to customers globally. We have included the financial results of Hypercom in our Condensed Consolidated Financial Statements from the date of acquisition.

For the three and nine months ended July 31, 2012, we estimate that our total net revenues increased by approximately $68.5 million and $223.0 million, respectively, due to the sale of Hypercom products and services. Other revenues and earnings contributions from Hypercom were not separately identifiable due to our integration activities.

The total fair value of consideration transferred was $644.6 million which consisted of $557.1 million of VeriFone stock issued, $16.2 million for the fair value of stock options assumed, and $71.2 million for the cash used to repay Hypercom's long-term debt. We recorded the preliminary fair value of assets acquired and liabilities assumed of approximately $363.5 million of goodwill, $210.7 million of intangible assets and $70.4 million of net tangible assets. During the nine months ended July 31, 2012, we adjusted the preliminary valuation of the acquired net tangible assets of Hypercom based upon information that was gathered about acquisition date fair values. The adjustments primarily related to finalizing the fair value assessment of sales-type lease receivables, which resulted in a $2.4 million increase in the value of those lease receivables, recording a tax receivable of $2.6 million for tax refunds related to pre-acquisition tax periods, reflecting a $3.3 million increase in the fair value estimate for pre-acquisition liabilities associated with Hypercom's divestitures of its UK and Spain operations, reducing the fair value estimate for certain fixed assets by $2.1 million following completion of the fair value assessment, recording a legal accrual of $2.1 million related to a pre-acquisition claim, increasing the deferred tax asset by $0.5 million related to the fair value adjustments and completion of the pre-acquisition U.S. income tax return, and decreasing the fair value of other liabilities by $0.3 million. As a result of these changes and other immaterial items, goodwill increased by $1.7 million. As of July 31, 2012, we have completed our fair value assessment of Hypercom's acquired assets and assumed liabilities.
Pro Forma Financial Information

The supplemental pro forma financial information below was prepared using the acquisition method of accounting and is based on the historical financial information of VeriFone, Point, Hypercom and other acquired businesses, reflecting results of operations for the three and nine month periods ended July 31, 2012 and 2011 on a comparative basis as though the aforementioned companies were combined as of the beginning of fiscal year 2011. The pro forma financial information includes adjustments to reflect one time charges and amortization of fair value adjustments in the appropriate pro forma periods as though the companies were combined as of the beginning of fiscal year 2011. These adjustments include:

•
Net adjustments to amortization expense related to the fair value of acquired identifiable intangible assets totaling $(1.6) million and $4.4 million for the three and nine months ended July 31, 2012, respectively, and $25.7 million and $83.7 million for the three and nine months ended July 31, 2011, respectively.

•
Additional interest expense of $4.1 million for the period from November 2011 through December 2011, and $3.7 million and $11.8 million for the three and nine months ended July 31, 2011, respectively, that would be incurred on additional borrowings made to fund the acquisitions, offset by elimination of acquired business interest expense on borrowings that were settled as part of the acquisitions. No adjustment is included for interest after December 2011 as the additional interest is reflected in our operating results following the date the borrowings actually occurred.

•
Adjustments for other (charges) benefits, such as closing costs, one time professional fees, foreign currency losses related to deal consideration, amortization of fair market value adjustments and net tax effect of all of these, totaling $(5.6) million and $(55.7) million for the three and nine months ended July 31, 2012, respectively, and $(3.9) million and $25.1 million for the three and nine months ended July 31, 2011, respectively.

The supplemental pro forma financial information for the three and nine months ended July 31, 2012 combines the historical results of VeriFone for the three and nine months ended July 31, 2012, the historical results of Point and ChargeSmart for the two months ended December 31, 2011, the historical results of LIFT for the four months ended February 29, 2012, and the effects of the pro forma adjustments listed above. The results of each acquired company is included as part of VeriFone historical results following the closing date of the particular acquisition.

The supplemental pro forma financial information for the three and nine months ended July 31, 2011 combines the historical results of VeriFone for the three and nine months ended July 31, 2011, the historical results of all fiscal year 2011 and fiscal year 2012 acquired businesses for the three and nine months ended July 31, 2011 based upon their respective previous reporting periods, the dates that these companies were acquired by us, and the effects of the pro forma adjustments listed above.

The following table presents supplemental pro forma financial information as if all acquisitions since the beginning of fiscal year 2011 occurred on November 1, 2010 (unaudited; in thousands except per share data):

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2012	2011	2012	2011
Total revenues	$492,205	$465,891	$1,431,101	$1,348,337
Net income	$44,865	$(9,594)	$86,437	$(56,249)
Net income per share attributable to VeriFone Systems, Inc. stockholders - basic	$0.42	$(0.09)	$0.81	$(0.54)
Net income per share attributable to VeriFone Systems, Inc. stockholders - diluted	$0.41	$(0.09)	$0.78	$(0.54)

Acquisition-related Costs

Acquisition-related costs consist of (i) transaction costs, which represent external costs directly related to our acquisitions and primarily include expenditures for professional fees such as banking, legal, accounting and other directly related incremental costs incurred to close the acquisition and (ii) integration costs, which represent personnel related costs for transitional and certain other employees, integration related professional services, additional asset write offs and other integration activity related expenses. The following table presents a summary of acquisition-related costs for the three and nine months ended July 31, 2012 (in thousands):

	For the three months ended July 31, 2012			For the nine months ended July 31, 2012
	Transaction Costs	Integration Costs	Total	Transaction Costs	Integration Costs	Total
Cost of net revenues	$3	$1,026	$1,029	$12	$5,699	$5,711
Research and development	—	1,060	1,060	—	3,962	3,962
Sales and marketing	12	695	707	195	1,735	1,930
General and administrative	505	2,613	3,118	8,094	15,678	23,772
	$520	$5,394	$5,914	$8,301	$27,074	$35,375

The following table presents a summary of acquisition-related costs for the three and nine months ended July 31, 2011 (in thousands):

	For the three months ended July 31, 2011			For the nine months ended July 31, 2011
	Transaction Costs	Integration Costs	Total	Transaction Costs	Integration Costs	Total
Cost of net revenues	$23	$27	$50	$151	$226	$377
Research and development	8	33	41	14	51	65
Sales and marketing	476	283	759	669	308	977
General and administrative	2,920	2,422	5,342	8,015	3,626	11,641
	$3,427	$2,765	$6,192	$8,849	$4,211	$13,060
Note 3. Goodwill and Purchased Intangible Assets
Goodwill
Activity related to goodwill consisted of the following (in thousands):

	Nine Months Ended	Year Ended
	July 31, 2012	October 31, 2011
Balance at beginning of period	$561,414	$169,322
Additions related to current period acquisitions	638,117	392,723
Adjustments related to prior fiscal year acquisitions	1,347	622
Currency translation adjustments	(41,227)	(1,253)
Balance at end of period	$1,159,651	$561,414
Based on our review for potential indicators of impairment performed during the nine months ended July 31, 2012 and the fiscal year ended October 31, 2011, there were no indicators of impairment.
As of July 31, 2012, we had accumulated goodwill impairment losses of $372.4 million and $65.5 million in our International and North America segments, respectively, excluding impacts of foreign currency fluctuations. As of October 31, 2011, we had accumulated goodwill impairment losses of $372.4 million and $65.5 million in our International and North America segments, respectively, excluding impacts of foreign currency fluctuations.

Purchased Intangible Assets
Purchased intangible assets consisted of the following (in thousands, except weighted-average useful life):

	July 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life
Customer relationships	$672,632	$(75,556)	$597,076	8.4
Developed and core technology	152,163	(35,576)	116,587	4.0
In-process research and development	18,018	—	18,018	Indefinite
Trade names	17,675	(3,569)	14,106	4.0
Other	4,885	(1,780)	3,105	6.0
	$865,373	$(116,481)	$748,892

	October 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life
Customer relationships	$185,872	$(16,615)	$169,257	5.5
Developed and core technology	187,193	(114,112)	73,081	4.0
In-process research and development	19,021	—	19,021	Indefinite
Trade names	2,692	(897)	1,795	3.3
Other	3,031	(2,418)	613	3.6
	$397,809	$(134,042)	$263,767
Amortization of purchased intangible assets for the three and nine months ended July 31, 2012 and 2011 was allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2012	2011	2012	2011
Included in cost of net revenues	$10,582	$2,687	$29,782	$10,713
Included in operating expenses	23,177	1,980	60,552	5,959
	$33,759	$4,667	$90,334	$16,672
Total future amortization expense for purchased intangible assets that have finite lives, based on our existing intangible assets and their current estimated useful lives as of July 31, 2012, is estimated as follows (in thousands):

Fiscal Years Ending October 31:	Cost of Net Revenues	Operating Expenses	Total
Remainder of fiscal 2012	$10,037	$22,929	$32,966
2013	38,548	89,413	127,961
2014	37,737	88,802	126,539
2015	17,687	87,548	105,235
2016	10,409	83,032	93,441
Thereafter	1,104	243,628	244,732
	$115,522	$615,352	$730,874

Note 4. Balance Sheet and Statement of Income Details
Restricted Cash

The 2011 Credit Agreement required that we fund an escrow account to repay, at maturity, the principal and interest of our 1.375% senior convertible notes due June 2012. As a result, at the closing of our 2011 Credit Agreement in December 2011, we deposited $279.2 million in an escrow account. These escrowed funds were used to repay the senior convertible notes in full upon their maturity in June 2012.

Inventories
Inventories consisted of the following (in thousands):

	July 31, 2012	October 31, 2011
Raw materials	$50,927	$45,716
Work-in-process	2,357	859
Finished goods	111,589	97,741
Total inventories	$164,873	$144,316
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	July 31, 2012	October 31, 2011
Deferred income taxes	$45,018	$39,040
Prepaid taxes	44,891	18,490
Prepaid expenses	41,649	34,115
Other receivables	15,477	27,020
Investments in equity securities and warrants	2,947	6,132
Other current assets	3,185	2,333
Total prepaid expenses and other current assets	$153,167	$127,130
Fixed Assets, Net
Fixed assets, net consisted of the following (in thousands):

	July 31, 2012	October 31, 2011
Revenue generating assets	$88,834	$32,531
Computer hardware and software	61,193	59,056
Machinery and equipment	30,630	27,952
Leasehold improvements	18,956	17,060
Office equipment, furniture and fixtures	6,863	6,278
Buildings	5,997	6,083
Depreciable fixed assets, at cost	212,473	148,960
Accumulated depreciation	(99,278)	(74,696)
Depreciable fixed assets, net	113,195	74,264
Construction in progress	22,939	8,345
Land	1,025	1,025
Fixed assets, net	$137,159	$83,634

Other Assets
Other assets consisted of the following (in thousands):

	July 31, 2012	October 31, 2011
Debt issuance costs, net	$36,386	$2,749
Long-term restricted cash	12,621	4,804
Capitalized software development costs, net	10,520	6,795
Deposits	8,755	8,662
Other long-term receivables	8,592	8,275
Other long-term assets	5,091	7,517
Total other assets	$81,965	$38,802

Long-term restricted cash consisted mainly of deposits pledged for bank guarantees and irrevocable standby letters of credit.
Accrued Warranty
Activity related to Accrued warranty consisted of the following (in thousands):

	Nine Months Ended	Year Ended
	July 31, 2012	October 31, 2011
Balance at beginning of period	$22,032	$12,747
Warranty charged to cost of net revenues	9,486	17,888
Utilization of warranty accrual	(17,356)	(16,573)
Acquired warranty obligations	348	7,139
Change in estimates	(797)	831
Balance at end of period	13,713	22,032
Less: current portion	(12,842)	(20,358)
Long-term portion	$871	$1,674

Deferred Revenue, net

Deferred revenue, net consisted of the following (in thousands):

	July 31, 2012	October 31, 2011
Deferred revenue	$148,851	$113,154
Deferred cost of revenue	(17,692)	(12,863)
	131,159	100,291
Less: current portion	(101,089)	(68,824)
Long-term portion	$30,070	$31,467

Accruals and Other Current Liabilities
Accruals and other current liabilities consisted of the following (in thousands):

	July 31, 2012	October 31, 2011
Accrued expenses	$77,735	$74,775
Accrued compensation	49,920	51,515
Accrued liabilities for contingencies	24,115	30,561
Accrued patent litigation loss contingency, including interest (Note 13)	18,619	—
Sales and VAT taxes payable	18,366	6,725
Deferred acquisition consideration payable - current portion	16,299	5,681
Accrued warranty	12,842	20,358
Deferred tax liabilities	9,564	4,960
Income taxes payable	8,866	9,116
Other current liabilities	15,954	14,432
Total accruals and other current liabilities	$252,280	$218,123

Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	July 31, 2012	October 31, 2011
Long-term tax liabilities	$43,762	$51,918
Statutory retirement and pension obligations	9,513	10,292
Deferred acquisition consideration payable - non-current portion	3,043	5,125
Other liabilities	13,268	11,636
Total other long-term liabilities	$69,586	$78,971

Noncontrolling Interest in Subsidiaries

Changes in Noncontrolling interest in subsidiaries are set forth below (in thousands):

	Nine Months Ended	Year Ended
	July 31, 2012	October 31, 2011
Noncontrolling interest in subsidiaries at beginning of period	$445	$572
Additions due to acquisitions	36,793	—
Distributions to non-controlling interest stockholders	(1,543)	(418)
Net income attributable to noncontrolling interest in subsidiaries, net	315	291
Noncontrolling interest in subsidiaries at end of period	$36,010	$445

Other Income (Expense), net

Other income (expense), net consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2012	2011	2012	2011
Foreign currency exchange gains (losses), net	$1,095	$(488)	$(21,341)	$(3,466)
Gain on convertible notes call option hedge settlement	—	4,554	—	4,554
Gain (loss) on adjustments to acquisition related liabilities	(93)	1,200	(292)	2,591
Gain on bargain purchase of a business, net	—	45	—	1,772
Other income (expense), net	(1,723)	1,002	(1,717)	701
Total other income (expense), net	$(721)	$6,313	$(23,350)	$6,152

We recorded a $22.5 million foreign currency loss in December 2011 related to the difference between the forward rate on contracts purchased to fix the U.S. dollar equivalent of the purchase price for our Point acquisition, and the actual rate on the date of derivative settlement. This loss was partially offset by a $1.5 million gain on the currency we held from the date of the derivative settlement until the funds were transferred to purchase Point.

Note 5. Financings
Borrowings under our financing arrangements as of July 31, 2012 and October 31, 2011 consisted of the following (in thousands):

	July 31, 2012	October 31, 2011
2011 Credit Agreement
Term A loan	$895,538	$—
Term B loan	230,342	—
Revolving loan	190,000	—
2006 Credit Agreement - Term B loan	—	216,250
Senior convertible notes	—	266,981
Point overdraft facility	4,886	—
Other	1,073	580
Total borrowings	1,321,839	483,811
Less: current portion	(53,329)	(272,055)
Long-term portion	$1,268,510	$211,756

2011 Credit Agreement

On December 28, 2011 (the "Effective Date"), VeriFone, Inc. entered into the 2011 Credit Agreement, which initially consisted of a $918.5 million Term A loan, $231.5 million Term B loan, and $350.0 million Revolving loan, of which $300.0 million was initially funded. As of July 31, 2012, our outstanding borrowings under the 2011 Credit Agreement consisted of a $895.5 million Term A loan, $230.3 million Term B loan and $350.0 million Revolving loan, of which $190.0 million was drawn and outstanding. In August 2012, we drew $100 million under the Revolving loan to repay $100 million of the Term B loan, which carries a higher interest rate.

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

•
The terms of the 2011 Credit Agreement require VeriFone, Inc. to comply with financial maintenance covenants. VeriFone, Inc. may not permit its total Leverage Ratio to exceed (i) 4.25 to 1.00, in the case of any fiscal quarter ending on or after November 1, 2011, but prior to November 1, 2012, (ii) 3.75 to 1.00 in the case of any fiscal quarter ending on or after November 1, 2012, but prior to November 1, 2013 and (iii) 3.50 to 1.00, in the case of any fiscal quarter ending on or after November 1, 2013. In addition, VeriFone, Inc. must maintain an interest coverage ratio of at least (i) 3.50 to 1.00, in the case of any fiscal quarter ending prior to November 1, 2012 and (ii) 4.00 to 1.00, in the case of any fiscal quarter ending thereafter. Noncompliance with any of the financial covenants without cure or waiver would constitute an event of default under the 2011 Credit Agreement. The 2011 Credit Agreement also contains customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross defaults to material indebtedness and events constituting a change of control. The occurrence of an event of default could result in the termination of commitments under the 2011 Credit Agreement, the declaration that all outstanding loans are immediately due and payable in whole or in part and the requirement of cash collateral deposits in respect of outstanding letters of credit.

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

On December 28, 2011, VeriFone, Inc. utilized a portion of the proceeds from the 2011 Credit Agreement to repay in full, prior to maturity, all of its previously outstanding loans, together with accrued interest and all other amounts due in connection with such repayment, under the credit agreement entered into on October 31, 2006. The amount of this repayment totaled $216.8 million and following such repayment this credit agreement was terminated. No penalties were due in connection with such repayments.

In addition, the 2011 Credit Agreement required that we fund an escrow account to repay at maturity, or upon earlier conversion at the option of the holders thereof, our 1.375% senior convertible notes due June 15, 2012. As a result, in December 2011, $279.2 million was deposited in the escrow account. This amount was used to repay, in full, the senior convertible notes in June 2012. See "Senior Convertible Notes" below.

We incurred $41.6 million of issuance costs in connection with the 2011 Credit Agreement. These costs were capitalized in Other assets on the Condensed Consolidated Balance Sheets, and the costs are being amortized to interest expense using the effective interest method over the term of the credit facilities, which is 5 or 7 years.

As of July 31, 2012, VeriFone has elected the "Eurodollar Rate" margin option under our borrowings under the 2011 Credit Agreement. As such, the interest rate on the Term A and Revolving loan was 2.75%, which was one month LIBOR plus 2.50% margin, and the interest rate on the Term B loan was 4.25%, which was the higher of one month LIBOR or 1.00% plus 3.25% margin. The unused revolving loan facility's commitment fee was 0.375% and the amount available to draw under the Revolving loan was $160.0 million. In August 2012, we drew $100 million under the Revolving loan to repay $100 million of the Term B loan, which carries a higher interest rate.

As of July 31, 2012, interest margins are 2.50% for the Term A loan and the Revolving loan, and 3.25% for the Term B loan.

We were in compliance with all financial covenants under the 2011 Credit Agreement as of July 31, 2012.

On March 23, 2012, we entered into a number of interest rate swap agreements to effectively convert $500.0 million of the Term Loan A from a floating rate to a 0.71% fixed rate plus applicable margin. The interest rate swaps qualify for hedge accounting treatment as cash flow hedges. The interest rate swaps are effective for the period from March 30, 2012 to March 31, 2015 or 36 months.

Senior Convertible Notes

On June 22, 2007, we issued and sold $316.2 million aggregate principal amount of 1.375% senior convertible notes due June 15, 2012 (the "Notes"). The net proceeds from the offering, after deducting transaction costs, were approximately $307.9 million. We incurred approximately $8.3 million of debt issuance costs. The transaction costs, consisting of the initial purchasers' discounts and offering expenses, were primarily recorded in debt issuance costs, net and were amortized to interest expense using the effective interest method over five years.

The Notes matured on June 15, 2012. Prior to June 15, 2012, we had repurchased and extinguished $38.9 million in aggregate principal amount of our outstanding Notes. Holders of the Notes had the right under certain conditions to convert their Notes prior to maturity at any time on or after March 15, 2012. There were no such conversions of the Notes. Upon maturity of the Notes on June 15, 2012, we repaid the remaining principal amount of $277.3 million, together with accrued and unpaid interest of $4.0 million, in cash.

During the term of the Notes, we paid 1.375% interest per annum on the principal amount of the Notes, semi-annually in arrears on June 15 and December 15 of each year, subject to increase in certain circumstances.

A summary of interest expense and interest rate on the liability component related to the Notes for the three and nine months ended July 31, 2012 and 2011 is as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2012	2011	2012	2011
Interest rate on the liability component	7.6%	7.6%	7.6%	7.6%
Interest expense related to contractual interest coupon	$466	$953	$2,372	$2,859
Interest expense related to amortization of debt discount	2,087	3,948	10,269	11,502
Total interest expense recognized	$2,553	$4,901	$12,641	$14,361

In connection with the offering of the Notes, we entered into note hedge transactions with affiliates of the initial purchasers (the "Counterparties"), consisting of Lehman Brothers OTC Derivatives ("Lehman Derivatives") and JPMorgan Chase Bank, National Association, London Branch. These note hedge transactions served to reduce the potential dilution upon conversion of the outstanding Notes in the event that the volume weighted average price of our common stock on each trading day of the relevant conversion period or other relevant valuation period for the Notes was greater than $44.02 per share. We terminated the note hedge transaction with Lehman Derivatives in June 2011. The note hedge transactions with the Counterparties other than Lehman Derivatives expired unused on June 15, 2012.

In addition, we sold warrants to the Counterparties whereby they have the option to purchase up to approximately 7.2 million shares of our common stock at a price of $62.356 per share. The warrants expire in equal amounts on each trading day from December 19, 2013 to February 3, 2014.

The cost incurred in connection with the note hedge transactions and the proceeds from the sale of the warrants are included as a net reduction in Additional paid-in capital in the accompanying Condensed Consolidated Balance Sheets as of July 31, 2012 and October 31, 2011.

Point Overdraft Facility

Our 51% majority owned subsidiary of Point, Babs Paylink AB, has an unsecured overdraft facility with Swedbank, the 49% stockholder of Babs Paylink AB, that terminates in December 2012. The overdraft facility limit is Swedish Krona ("SEK") 60.0 million (approximately $8.7 million). The interest rate is the bank's published rate plus a margin of 2.55%. At July 31, 2012, the interest rate was 4.3%. There is a 0.25% commitment fee payable annually in advance, and the overdraft facility is renewable annually on December 31. As of July 31, 2012, SEK 33.6 million (approximately $4.9 million) was outstanding and SEK 26.4 million (approximately $3.8 million) was available.

Other

In July 2011 we entered into an agreement with a bank in Mexico pursuant to which we jointly operate certain automated teller machines (“ATMs”) in Mexico. In connection with this agreement, we agreed to install and maintain these ATMs at third party locations and the bank agreed to provide interest-free cash funding for those ATMs. In connection with this agreement, we were required to provide an irrevocable standby letter of credit in favor of the bank to guarantee our performance under the agreement. During our fiscal quarter ended January 31, 2012, we deposited $2.0 million as collateral for this letter of credit, which is classified as restricted cash on our Condensed Consolidated Balance Sheets as of July 31, 2012. The initial term of the agreement ended on July 14, 2012 and the agreement automatically renewed under its terms for another one-year period. Thereafter, this agreement automatically renews for successive one year periods unless either party gives notice of its intent not to renew as required under the agreement.

Principal Payments
As of July 31, 2012, principal payments due for financings over the next five years, based on the maturity dates of the debt, are as follows (in thousands):

Fiscal Years Ending October 31:
2012 (Remainder of the fiscal year)	$12,668
2013	53,176
2014	82,708
2015	94,191
2016	163,070
Thereafter	916,026
$1,321,839

Note 6. Fair Value Measurements

For assets and liabilities measured at fair value such amounts are based on an expected exit price, representing the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements, including Accounting Standards Codification 820 Fair Value Measurement and Disclosures and ASU 2011-04, Fair Value Measurement (Topic 820)- Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs establishes a consistent framework for measuring and disclosing fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
There were no transfers between fair value measurement levels during the nine months ended July 31, 2012. The following table presents our assets and liabilities that were measured at fair value on a recurring basis as of July 31, 2012 and October 31, 2011, classified by the level within the fair value hierarchy (in thousands):

	July 31, 2012
	Carrying Value	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Current assets:
Cash and cash equivalents
Money market funds (1)	$77,519	$77,519	$—	$—
Prepaid expenses and other current assets
Marketable equity investment (2)	2,715	2,715	—	—
Equity warrants (3)	232	—	232	—
Foreign exchange forward contracts designated as cash flow hedges (4)	11	—	11	—

Foreign exchange forward contracts not designated as cash flow hedges (4)	304	—	304	—
Other assets
Israeli severance funds (5)	1,607	$—	1,607	$—
Total assets measured and recorded at fair value	$82,388	$80,234	$2,154	$—

Liabilities
Current liabilities:
Accruals and other current liabilities
Acquisition related earn-out payables (6)	$8,325	$—	$—	$8,325
Interest rate swaps designated as cash flow hedges (7)	2,511	—	2,511	—
Foreign exchange forward contracts designated as cash flow hedges (4)	77	—	77	—
Foreign exchange forward contracts not designated as cash flow hedges (4)	255	—	255	—

Other long-term liabilities
Acquisition related earn-out payables (6)	3,044	—	—	3,044
Interest rate swaps designated as cash flow hedges(7)	2,635	—	2,635	—
Total liabilities measured and recorded at fair value	$16,847	$—	$5,478	$11,369

	October 31, 2011
	Carrying Value	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Current assets:
Cash and cash equivalents
Money market funds (1)	$186,530	$186,530	$—	$—
Prepaid expenses and other current assets
Marketable equity investment (2)	5,450	5,450	—	—
Equity warrants (3)	682	—	682	—
Foreign exchange forward contracts not designated as cash flow hedges (4)	58	—	58	—
Other assets
Israeli severance funds (5)	2,097	—	2,097	—
Total assets measured and recorded at fair value	$194,817	$191,980	$2,837	$—

Liabilities
Current liabilities:
Accruals and other current liabilities
Acquisition related earn-out payables (6)	$3,603	$—	$—	$3,603
Foreign exchange forward contracts not designated as cash flow hedges (4)	314	—	314	—
Other long-term liabilities
Acquisition related earn-out payables (6)	3,125	—	—	3,125
Total liabilities measured and recorded at fair value	$7,042	$—	$314	$6,728
Explanatory footnotes:
1.Money market funds are classified as Level 1 because we determine the fair value of the funds using quoted market prices in markets that are active.
2.The marketable equity investment is classified as Level 1 because we determine the fair value using quoted market prices in markets that are active.
3.The equity warrants are classified as Level 2 because we determine the fair value using the Black-Scholes-Merton valuation model considering quoted market prices for the underlying shares, the treasury risk free interest rate, historic volatility and the remaining contractual term of the warrant.
4.The foreign exchange forward contracts are classified as Level 2 because we determine the fair value using quoted market prices and other observable data for similar instruments in an active market.
5.The Israeli severance funds are classified as Level 2 because there are no quoted market prices, but the fund managers provide a daily redemption value for each of the investments that make up the funds.
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
7.     Interest rate swaps are classified as Level 2 because we determine the fair value using observable market inputs, such as the one month LIBOR forward pricing curve, as well as credit default spreads reflecting nonperformance risks of VeriFone and that of its counterparties.
Fair Value of Acquisition-Related Earn-out Payables
The following table presents a reconciliation for our earn-out payables measured and recorded at fair value on a recurring basis, using Level 3 significant unobservable inputs (in thousands):

	Nine Months Ended	Fiscal Year Ended
	July 31, 2012	October 31, 2011
Balance at beginning of period	$6,728	$2,960
Additions related to current period business acquisitions	25,651	7,334
Changes in estimates, included in Other income (expense), net	292	(2,443)
Interest expense	400	120
Foreign currency adjustments	213	(743)
Payments	(21,915)	(500)
Balance at end of period	$11,369	$6,728

As of July 31, 2012, the total gross earn-out payable, if all the financial performance targets were met as of July 31, 2012, would have been $29.3 million.

Fair Value of Other Financial Instruments

Other financial instruments consist principally of cash, accounts receivable, accounts payable and long-term debt. The estimated fair value of cash, accounts receivable, and accounts payable approximates their carrying value. The estimated fair value of our Term A loan, Term B loan, and Revolving loan approximates the carrying value because the interest rate on such debt adjusts to market rates on a periodic basis. The Notes, which were carried at cost and were repaid in full at maturity on June 15, 2012, had a fair value of $304.6 million as of October 31, 2011, based on the closing trading price of the Company's stock on October 31, 2011.

Note 7. Investment in Equity Securities

On February 9, 2010, we invested in Trunkbow International Holdings Ltd. (“Trunkbow”), a Jinan, People’s Republic of China-based mobile payments and value-added service applications company. We paid $5.0 million for 2.5 million shares of common stock and warrants to purchase 500,000 shares of common stock. The warrants have a strike price of $2.00 per share and are exercisable anytime up to 5 years from the closing date. The investment was originally accounted for using the cost method and reflected in Other assets in our Condensed Consolidated Balance Sheets. The allocated costs of the shares and warrants were approximately $4.7 million and $0.3 million, respectively.

On February 3, 2011, Trunkbow's shares began trading on the NASDAQ Global Market. As a result, our investment in Trunkbow shares became marketable, and we reclassified this investment as available-for-sale. Accordingly, our investment in the Trunkbow shares is recorded at fair value which is the quoted market price of the shares. Unrealized gains on the shares and unrealized losses judged to be temporary are included in Accumulated other comprehensive income, a component of Stockholders' equity. Realized gains (losses) on the sale of available-for-sale securities, which will be calculated based on the specific identification method, and declines in value below cost judged to be other-than-temporary, if any, will be recorded in Other income (expense), net in our Condensed Consolidated Statements of Operations, as incurred.

Trunkbow Shares: The fair value of our Trunkbow shares as of July 31, 2012 and October 31, 2011 was estimated at $2.7 million and $5.5 million, respectively. The net unrealized loss included in Accumulated other comprehensive loss as of July 31, 2012 was $1.7 million. We increased the unrealized loss in Accumulated other comprehensive income by $1.9 million and $2.5 million during the three and nine months ended July 31, 2012, respectively.

Trunkbow Warrants: The Trunkbow warrants are derivatives. Accordingly, the warrants are recorded at fair value. We estimated the fair value of the warrants using the Black-Scholes-Merton valuation model. The changes in fair value are recorded as Other income (expense), net, in our Condensed Consolidated Statements of Operations. The fair value of our Trunkbow warrants as of July 31, 2012 and October 31, 2011 was estimated at $0.2 million and $0.7 million, respectively. We reflected a $0.3 million and $0.5 million mark-to-market loss in Other income (expense), net in our Condensed Consolidated Statements of Operations for the three and nine months ended July 31, 2012, respectively.

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

We recognize the fair value of our outstanding derivative financial instruments at the end of each reporting period as either assets or liabilities on the Condensed Consolidated Balance Sheets. See Note 6. Fair Value Measurements for a presentation of the fair value of our outstanding derivative instruments as of July 31, 2012 and October 31, 2011.

The following tables present the amounts of gains and losses on our outstanding derivative instruments for the three and nine months ended July 31, 2012 and July 31, 2011 (in thousands):

	Three months ended July 31, 2012			Nine months ended July 31, 2012
	Net amount of gain (loss) deferred as a component of accumulated other comprehensive loss	Amount of gain (loss) reclassified from accumulated other comprehensive loss into income	Amount of gain (loss) recognized in income immediately	Net amount of gain (loss) deferred as a component of accumulated other comprehensive loss	Amount of gain (loss) reclassified from accumulated other comprehensive loss into income	Amount of gain (loss) recognized in income immediately
Derivatives designated as hedging instruments:
Interest rate swap agreements (1)	$(2,042)	$(597)	$—	$(5,145)	$(798)	$—
Foreign exchange forward contracts (2)	(31)	48	(214)	(31)	48	(214)
	(2,073)	(549)	(214)	(5,176)	(750)	(214)

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts (3)	—	—	4,940	—	—	(19,451)
Equity warrants (3)	—	—	(303)	—	—	(450)
	—	—	4,637	—	—	(19,901)
	$(2,073)	$(549)	$4,423	$(5,176)	$(750)	$(20,115)

	Three months ended July 31, 2011			Nine months ended July 31, 2011
	Net amount of gain (loss) deferred as a component of accumulated other comprehensive loss	Amount of gain (loss) reclassified from accumulated other comprehensive loss into income	Amount of gain (loss) recognized in income immediately	Net amount of gain (loss) deferred as a component of accumulated other comprehensive loss	Amount of gain (loss) reclassified from accumulated other comprehensive loss into income	Amount of gain (loss) recognized in income immediately
Derivatives designated as hedging instruments:
Interest rate swap agreements (1)	$—	$—	$—	$—	$—	$—
Foreign exchange forward contracts (2)	—	—	—	—	—	—
	—	—	—	—	—	—

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts (3)	—	—	520	—	—	(2,709)
Equity warrants (3)	—	—	642	—	—	642
	—	—	1,162	—	—	(2,067)
	$—	$—	$1,162	$—	$—	$(2,067)

(1)    The effective portion of gains or losses on interest rate swap agreements designated as hedging instruments are recognized in Interest expense on the Condensed Consolidated Statements of Income.
(2)    The effective portion of gains or losses on foreign exchange forward contracts designated as hedging instruments as recognized in Cost of net revenues on the Condensed Consolidated Statements of Income. The ineffective portion of gains or losses on foreign exchange forward contracts designated as hedging instruments are recognized in Other income (expense), net on the Condensed Consolidated Statements of Income.
(3)    Gains or losses on foreign exchange forward contracts not designated as hedging instruments and on equity warrants are recognized in Other income (expense), net on the Condensed Consolidated Statements of Income.

Interest Rate Swap Agreements Designated as Cash Flow Hedges

We use interest rate swap agreements to hedge the variability in cash flows related to interest rate payments. On March 23, 2012, we entered into a number of interest rate swap agreements to effectively convert $500.0 million of the Term A Loan from a floating rate to a 0.71% fixed rate plus applicable margin as described in Note 5. Financings. The interest rate swaps qualify for hedge accounting treatment as cash flow hedges. The interest rate swaps are effective for the period from March 30, 2012 to March 31, 2015, or 36 months. The notional amounts of interest rate swap agreements outstanding as of July 31, 2012 were $500.0 million. There were no interest rate swap agreements outstanding as of October 31, 2011.

Foreign Exchange Forward Contracts Designated as Cash Flow Hedges

From time to time, we enter into foreign exchange forward contracts to hedge against our exposure to changes in foreign exchange rates related to certain of our anticipated sales or purchases denominated in foreign currencies. These contracts generally mature within 30 days. Contracts outstanding as of July 31, 2012 relate to anticipated purchases of inventory in Brazil and had notional amounts totaling $9.4 million. There were no outstanding foreign exchange forward contracts designated as cash flow hedges as of October 31, 2011.

Foreign Exchange Forward Contracts Not Designated as Hedging Instruments

We primarily utilize foreign exchange forward contracts to offset the risks associated with certain foreign currency balance sheet exposures. The foreign exchange forward contracts are arranged and maintained so as to yield gains or losses to offset changes in foreign currency denominated assets or liabilities due to movements in foreign exchange rates, in an attempt to mitigate the volatility associated with foreign currency transaction gains or losses. Our foreign currency exposures are predominantly inter-company receivables and payables arising from product sales from one of our entities to another. Our foreign exchange forward contracts generally mature within 90 days. We do not use these foreign exchange forward contracts for trading purposes. The notional amounts of such contracts outstanding as of July 31, 2012 and October 31, 2011 were $175.7 million and $87.3 million, respectively.

Equity Warrants

As described in Note 7. Investment in Equity Securities, we hold warrants to purchase 500,000 shares of Trunkbow common stock. These warrants are derivative financial instruments, and are reported at fair value.

Note 9. Comprehensive Income (Loss)
The components of comprehensive income (loss), consisted of the following (in thousands)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2012	2011	2012	2011
Net income attributable to VeriFone Systems, Inc. stockholders	$37,695	$26,347	$38,049	$83,578
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(75,848)	824	(70,424)	10,888
Loss on derivatives designated as cash flow hedges, net of tax	(1,307)	—	(3,231)	—
Unrealized gain (loss) on marketable equity investment, net of tax	(1,859)	(2,100)	(2,460)	3,650
Benefit plan adjustments	29	—	203	—
Total comprehensive income (loss) before allocation to noncontrolling interests	(41,290)	25,071	(37,863)	98,116
Less: comprehensive income (loss) attributable to noncontrolling interests	(959)	4	66	88
Other comprehensive income (loss) attributable to VeriFone Systems, Inc. stockholders	$(40,331)	$25,067	$(37,929)	$98,028

Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive loss, net of tax, consisted of the following (in thousands):

	July 31,	October 31,
	2012	2011
Foreign currency translation adjustments	$(76,361)	$(5,937)
Unrealized gain (loss) on marketable equity investment	(1,710)	750
Unrealized gain (loss) on derivatives designated as cash flow hedges, net of tax	(3,231)	—
Unfunded portion of pension plan obligations	(1,281)	(1,484)
Accumulated other comprehensive loss	$(82,583)	$(6,671)

Note 10. Income Taxes

We recorded an income tax provision of $2.3 million and an income tax benefit of $12.1 million for the three and nine months ended July 31, 2012, respectively. We recorded income tax provisions of $13.1 million and $13.7 million for the three and nine months ended July 31, 2011, respectively. The effective tax rates for the three and nine months ended July 31, 2012 and 2011 are lower than the U.S. statutory tax rate due to earnings in countries where we are taxed at lower rates compared to the U.S. federal and state statutory rates and reversal of uncertain tax position liabilities as statutes of limitations expired. The income tax benefit for the nine months ended July 31, 2012 includes a discrete tax benefit of $8.5 million related to the foreign exchange loss on futures contracts which was incurred during December 2011 and $6.6 million related to a patent litigation loss contingency expense which was incurred during June 2012.

During January 2012, the Company entered into a formal settlement with the Israeli tax authorities for the calendar year 2006 audit and, accordingly, has released $2.6 million of excess accrued tax liabilities associated with this audit.

As of July 31, 2012, we remain in a net deferred tax asset position. The realization of our deferred tax assets depends primarily on our ability to generate sufficient U.S. and foreign taxable income in future periods. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters as we reevaluate the underlying basis for our estimates of future U.S. and foreign taxable income.

Our unrecognized tax benefits increased by approximately $5.5 million during the three months ended July 31, 2012 as a result of tax positions taken in prior periods. A significant portion of the increase was due to an increase to our uncertain tax positions related to our prior year acquisitions. We have recorded our uncertain tax position liability as a long-term liability as we do not expect significant payments to occur over the next twelve months. The amount of unrecognized tax benefits could be reduced upon closure of tax examinations or if the statute of limitations on certain tax filings expire without assessment from the relevant tax authorities. We believe that it is reasonably possible that there could be a reduction in unrecognized tax benefits due to statute of limitation expirations in multiple tax jurisdictions during the next twelve months of approximately $1.6 million. Interest and penalties accrued on these uncertain tax positions will also be released upon the expiration of statutes of limitations.

Note 11. Stock-based Compensation

We grant stock awards, including stock options, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) pursuant to stockholder approved equity incentive plans. These equity incentive plans are described in further detail in Note 12. Stockholders’ Equity, of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011. All stock awards granted during the nine months ended July 31, 2012 were granted under the 2006 Equity Incentive Plan, as amended.

Valuation Assumptions

The grant-date fair value of RSUs is equal to the market value of our common stock on the date of grant. The grant-date fair value of stock options is estimated using the Black-Scholes-Merton valuation model. We used the following weighted-average assumptions for the three and nine months ended July 31, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2012	2011	2012	2011
Expected term of the options (in years)	3.6	4.0	3.6	4.0
Risk-free interest rate	0.1%	1.3%	0.1%	1.4%
Expected stock price volatility	69.6%	70.0%	68.3%	70.1%
Expected dividend rate	0.0%	0.0%	0.0%	0.0%

The Black-Scholes-Merton valuation model incorporates several subjective assumptions including expected term and expected volatility. The expected term of options granted is derived from the historical actual term of option grants and an estimate of future exercises during the remaining contractual period of the option. In determining expected stock price volatility for options, we consider the historical volatility of common stock for the then expected term of the options, and include the elements listed below at the weighted percentages presented:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2012	2011	2012	2011
Historical volatility of our common stock	95.0%	60.0%	81.7%	60.0%
Historical volatility of comparable companies' common stock	0.0%	35.0%	13.3%	35.0%
Implied volatility of our traded common stock options	5.0%	5.0%	5.0%	5.0%

We placed the greatest weighting on the historic volatility of our common stock because we believe that, in general, it is representative of our expected volatility. However, our stock price during the second half of calendar year 2007 and most of calendar year 2008 was significantly impacted by our announcement on December 3, 2007 of a restatement of certain of our financial statements. Our restated financial statements were filed on August 19, 2008. Given that the historic volatility of our common stock over the then expected term of the options included the volatility during this restatement period, which we do not believe is representative of our expected volatility, we also used peer group data and implied volatility in our stock price volatility calculation during fiscal quarters ended prior to July 31, 2012. We included peer group data in an effort to capture a broader view of the marketplace over the expected term of the options. We included the implied volatility of our traded options to capture market expectations regarding our stock price. In determining the weighting between our peer group data and implied volatility, we accorded less weighting to our implied volatility because there is a relatively low volume of trades and the terms of the traded options are shorter than the expected term of our share options. Beginning with our fiscal quarter ended July 31, 2012, we have historical volatility data for our common stock for a period of time that covers the length of our expected term of 3.6 years, and that we believe provides a reasonable basis for an estimation of our expected volatility. Accordingly, we no longer use historic volatility of comparable companies' common stock in our weighting percentages. As of the fiscal quarter ended July 31, 2012, we increased the weighting of the historical volatility of our common stock from 75.0% to 95.0%, with the remaining 5.0% based on the implied volatility of our traded common stock options.

Stock-based Compensation Expense

The following table presents the stock-based compensation expense recognized during the three and nine months ended July 31, 2012 and 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2012	2011	2012	2011
Cost of net revenues	$560	$433	$1,501	$1,224
Research and development	1,497	1,001	3,951	2,816
Sales and marketing	5,177	3,330	13,844	9,909
General and administrative	5,211	3,586	14,875	11,158
Total stock-based compensation	$12,445	$8,350	$34,171	$25,107

As of July 31, 2012, total unrecognized compensation expense adjusted for estimated forfeitures related to unvested stock options, and RSUs and RSAs was $49.6 million and $34.0 million, respectively, which is expected to be recognized over the remaining weighted-average vesting periods of 2.2 years for stock options and 2.7 years for RSUs and RSAs.

Stock Option Activity

The following table provides a summary of stock option activity under our equity incentive plans for the nine months ended July 31, 2012:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at October 31, 2011	8,201	$18.38
Granted	2,208	$35.65
Exercised	(1,921)	$14.93
Canceled	(272)	$22.87
Expired	(47)	$24.21
Balance at July 31, 2012	8,169	$23.68	4.8	$113,092
Vested or expected to vest at July 31, 2012	7,727	$23.05	4.7	$111,472
Exercisable at July 31, 2012	3,246	$16.77	3.7	$65,700

The total proceeds received as a result of stock option exercises under all plans for each of the nine months ended July 31, 2012 and 2011 were $28.7 million and $41.2 million, respectively. We recognized $0.1 million of tax benefits in the nine months ended July 31, 2012. We did not recognize any tax benefits in connection with the exercises during the nine months ended July 31, 2011.

The weighted average fair value per share of options granted during the nine months ended July 31, 2012 and 2011 was $17.32 and $23.64, respectively. The total intrinsic value of options exercised was $61.3 million and $83.7 million during the nine months ended July 31, 2012 and 2011, respectively.

Restricted Stock Units and Restricted Stock Awards

The following table summarizes RSU and RSA activity for the nine months ended July 31, 2012:

	Shares (in thousands)	Aggregate Intrinsic Value (in thousands)
Outstanding at October 31, 2011	1,398
Granted	874
Vested	(296)
Outstanding at July 31, 2012	1,976	$71,709
Vested and expected to vest at July 31, 2012	1,643	$59,624
Ending exercisable (vested and deferred)	579	$21,012
The weighted average grant date fair value per share of RSUs granted during the nine months ended July 31, 2012 and 2011 was $39.08 and $39.99, respectively. The total fair value of RSUs that vested in the nine months ended July 31, 2012 and 2011 was $11.0 million and $13.3 million, respectively. All RSAs were granted on April 1, 2010 with a grant date fair value of $20.35.

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

The following details the computation of net income per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2012	2011	2012	2011
Basic and diluted net income per share attributable to VeriFone Systems, Inc. stockholders:
Numerator:
Net income attributable to VeriFone Systems, Inc. stockholders	$37,695	$26,347	$38,049	$83,578
Denominator:
Weighted average shares attributable to VeriFone Systems, Inc. stockholders - basic	107,568	89,602	106,768	88,368
Weighted average effect of dilutive securities:
Stock options, RSUs and RSAs	2,816	3,658	3,290	4,043
Notes	—	62	247	279
Weighted average shares attributable to VeriFone Systems, Inc. stockholders - diluted	110,384	93,322	110,305	92,690
Net income per share attributable to VeriFone Systems, Inc. stockholders:
Basic	$0.35	$0.29	$0.36	$0.95
Diluted	$0.34	$0.28	$0.34	$0.90

For both the three and nine months ended July 31, 2012, stock awards to purchase 4.0 million shares of common stock were excluded from the calculation of earnings per share as they were anti-dilutive. For both the three and nine months ended July 31, 2011 stock awards to purchase 1.4 million shares of common stock were excluded from the calculation of earnings per share as they were anti-dilutive. These awards could be included in future calculations if the market value of the common shares increases.

The Notes, which were repaid in full in June 2012 without any conversion rights having been exercised, were considered to be Instrument C securities, and therefore, only the conversion spread relating to the Notes was included in our diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread of the Notes had a dilutive effect when the average share price of our common stock during any quarter in the fiscal years exceeded $44.02. The average share prices of our common stock during the three months ended July 31, 2012 and 2011 were $37.42 and $44.45, respectively, and therefore, the Notes were anti-dilutive for the three and nine months ended July 31, 2012 and dilutive for the three and nine months ended July 31, 2011.

Warrants to purchase 7.2 million shares of our common stock were outstanding at July 31, 2012 and October 31, 2011 but were not included in the computation of diluted earnings per share because the warrants’ exercise price of $62.36 was greater than the average share price of our common stock during the three and nine months ended July 31, 2012 and 2011, and therefore, the warrants were anti-dilutive for those periods.
Note 13. Commitments and Contingencies

Commitments

Lease commitments

We lease certain facilities under non-cancelable operating leases that contain free rent periods, leasehold improvement rebates and/or rent escalation clauses. Rent expense under these leases has been recorded on a straight-line basis over the lease term. We are committed to pay a portion of the related actual operating expenses under certain of these lease agreements. These operating expenses are not included in the table below. The difference between amounts paid and rent expense is recorded as deferred rent and the short-term and long-term portions are included in Accruals and other current liabilities and Other long-term liabilities, respectively, in the Condensed Consolidated Balance Sheets. Additionally, we sublease certain real property to third parties.

In connection with our taxi media businesses, we enter into operating lease arrangements for the right to place advertising in and/or on taxicabs. In general, these lease arrangements are non-cancelable for terms ranging from 3 to 10 years, require us to pay minimum lease amounts based on the type and locations of the advertising displays in and/or on the taxicabs and are subject to fee escalation clauses. Considering the advertising on operational taxicabs at July 31, 2012, we had total lease commitments of $95.0 million relating to such lease arrangements. This amount includes one significant lease with a total minimum commitment of $40.6 million as of July 31, 2012 based on the number of operational taxicabs as of that date. This lease has a 10 year term expiring October 31, 2021 and provides us, among other things, exclusive rights to place advertising on the taxicabs subject to the lease.

Future minimum lease payments and sublease rental income under operating leases as of July 31, 2012 were as follows (in thousands):

Fiscal Years Ending October 31:	Minimum Lease Payments	Sublease Rental Income	Net Minimum Lease Payments
2012 (remaining 3 months)	$13,731	$(77)	$13,654
2013	39,610	(316)	39,294
2014	28,609	(326)	28,283
2015	19,876	(336)	19,540
2016	15,317	(259)	15,058
Thereafter	45,135	—	45,135
Total	$162,278	$(1,314)	$160,964

Rent expense for the three and nine months ended July 31, 2012 and 2011 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2012	2011	2012	2011
Rent expense for non-cancelable taxi operating leases	$7,093	$5,717	$20,809	$17,082
Other rent expense	7,546	4,127	20,810	11,381
Total rent expense	$14,639	$9,844	$41,619	$28,463

Manufacturing Agreements

We work on a purchase order basis with our primary electronic manufacturing services providers, which are located in China, Singapore, Malaysia, Brazil, Germany, France, Romania, and Israel, and component suppliers located throughout the world to supply nearly all of our finished goods inventories, spare parts, and accessories. We generally provide each such supplier with a purchase order to cover the manufacturing requirements, which, subject to the underlying terms and conditions, constitutes a binding commitment by us to purchase materials and finished goods produced by the manufacturer as specified in the purchase order. Most of these purchase orders are considered to be non-cancelable and are expected to be paid within one year of the date we issue the respective purchase order. As of July 31, 2012, the amount of purchase commitments issued to contract manufacturers and component suppliers totaled approximately $141.4 million. Of this amount, $16.0 million has been recorded in Accruals and other current liabilities in the accompanying Condensed Consolidated Balance Sheets because these commitments are not expected to have future value to us.

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

Bank guarantees

We have issued bank guarantees to certain of our customers and vendors as required in some countries to support certain of our performance obligations under our service or other agreements with these respective customers or vendors. As of July 31, 2012, the maximum amounts that may become payable under these guarantees was $5.0 million.

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

Fire Loss

In July 2012 a fire occurred in one of our repair and staging facilities in Brazil. As of July 31, 2012 we have recorded an $8.3 million insurance receivable in Prepaid and other current assets in our Condensed Consolidated Balance Sheets, which represents the expected probable recoverable amounts for quantified losses. Although final determination of the losses incurred and the actual insurance coverage under our policies are not yet complete, we expect our losses associated with this event to be substantially covered, and therefore we have recorded no net loss related to the fire during the three months ended July 31, 2012. We do not expect this event to have a material impact on our results of operations or ongoing business operations.

Accrued Warranty

We provide reserves for the estimated costs of product warranty obligations based on a number of factors including the size of the installed base of products subject to warranty protection, historical and projected warranty claim rates, historical and projected costs associated with claims, and knowledge of specific product failures that are outside of our typical experience. We assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary based on our actual experience and any changes in future estimates. As of July 31, 2012 and October 31, 2011, our warranty accrual included product specific warranty accruals of approximately $2.1 million and $7.9 million, respectively, related to specific issues with our products. The amount accrued represents our best estimate of the costs expected to be incurred based on currently available information. We may incur additional warranty expense related to these products in future periods.

Brazilian State Tax Assessments

State Value Added Tax

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 received an unfavorable administrative decision on a tax enforcement action against it filed by the São Paulo State Revenue Department for collection of state sales taxes related to purported sales of software for the 1998 and 1999 tax years. In 2004 an appeal against this unfavorable administrative decision was filed in a judicial proceeding. The first level decision in the judicial proceeding was issued in our favor. The São Paulo State Revenue Department has filed an appeal of this decision and the proceeding is now pending second level decision. Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible that we may receive an unfavorable decision in this proceeding. The tax assessment including estimated interest through July 31, 2012 for this matter totals approximately 5.5 million Brazilian reais (approximately $2.7 million). As of July 31, 2012, we have not accrued for this matter.

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

In the Vitória tax assessment, the fines were reduced from 4.7 million Brazilian reais (approximately $2.3 million) to 1.5 million Brazilian reais (approximately $0.7 million) on a first level administrative decision on January 26, 2007. Both the tax authorities and the Company filed appeals of the first level administrative decision. In this appeal, we argued that the tax authorities did not have enough evidence to determine that the import transactions were indeed fraudulent and that, even if there were some irregularities in such importations, they could not be deemed to be our responsibility since all the transactions were performed by the third-party importer of the goods. On June 30, 2010, the Taxpayers Administrative Council of Tax Appeals decided to reinstate the original claim amount of 4.7 million Brazilian reais (approximately $2.3 million) against us. A formal ruling on the decision of the Administrative Council has not yet been issued. In addition, the federal attorney in this proceeding has filed a motion to clarify, which is also pending a decision. Once a formal ruling is issued by the Administrative Council, we will decide whether or not to appeal to the judicial level. Based on our current understanding of the underlying facts, we believe that it is probable that our Brazilian subsidiary will be required to pay some amount of fines. At July 31, 2012, we have accrued 4.7 million Brazilian reais (approximately $2.3 million) for this matter, plus interest.

On July 12, 2007, we were notified of a first administrative level decision rendered in the São Paulo tax assessment, which maintained the total fine of 20.2 million Brazilian reais (approximately $10.0 million) as imposed. On August 10, 2007, we appealed the first administrative level decision to the Taxpayers Council. A hearing was held on August 12, 2008 before the Taxpayers Council, and on October 14, 2008, the Taxpayers Council granted our appeal and dismissed the São Paulo assessment based upon the assessment being erroneously calculated on the value of the sale of the products in question to end customers in the local market rather than on the declared importation value of such products. We were subsequently notified of the Taxpayers Council's decision and the case was dismissed on May 19, 2009. In August 2009, the Brazilian tax authorities requested additional materials from us. In October 2009, we received a revised assessment in this matter of $1.9 million Brazilian reais (approximately $0.9 million). On May 20, 2010, we were notified of a first level decision canceling the revised tax assessment. This decision is currently pending second level review. The administrative proceeding for judgment before the Administrative Council of Tax Appeals was originally scheduled for May 24, 2012, but has been postponed pending personal inspection of the records at the request of one of the council members. At July 31, 2012, we have accrued 1.6 million Brazilian reais (approximately $0.8 million) for this matter.

On January 18, 2008, we were notified of a first administrative level decision rendered in the Itajai assessment, which maintained the total fine of 2.0 million Brazilian reais (approximately $1.0 million) as imposed, excluding interest. On May 27, 2008, we appealed the first level administrative level decision to the Taxpayers Council. This matter is currently pending second level decision. Based on our current understanding of the underlying facts, we believe that it is probable that our Brazilian subsidiary will be required to pay some amount of fines. Accordingly, at July 31, 2012, we have accrued 2.0 million Brazilian reais (approximately $1.0 million) for this matter, plus interest.

Municipality Tax on Services Assessment

In December 2009, one of the Brazilian subsidiaries that was acquired as part of the Lipman acquisition was notified of a tax assessment regarding alleged nonpayment of tax on services rendered for the period from September 2004 to December 2004. This assessment was issued by the municipality of São Paulo (the “municipality”), and asserts a services tax deficiency and related penalties totaling 0.9 million Brazilian reais (approximately $0.4 million) excluding interest. The municipality claims that the Brazilian subsidiary rendered certain services within the municipality of São Paulo but simulated that those services were rendered in another city. At the end of December 2010 the municipality issued further tax assessments alleging the same claims for 2005 through June 2007. These additional subsequent claims assert services tax deficiencies and related penalties totaling 5.9 million Brazilian reais (approximately $2.9 million) excluding interest. We received unfavorable decisions from the administrative courts, which ruled to maintain the tax assessments for each of these matters. No further grounds of appeal are available to us for these assessments within the administrative courts. We intend to appeal the tax assessment at the judicial level in the civil courts. Based on our understanding of the underlying facts and our evaluation of the potential outcome at the judicial level, we believe it is reasonably possible that our Brazilian subsidiary will be required to pay some amount of fines related to these matters.

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 received an unfavorable administrative decision on a tax enforcement action against it filed by the municipality of Curitiba for collection of alleged services tax deficiency. An appeal against this unfavorable administrative decision was filed in a judicial proceeding and currently the case is pending the municipality of Curitiba's compliance with the writ of summons. The underlying assessment including estimated interest as of July 31, 2012 is approximately 5.9 million Brazilian reais (approximately $2.9 million). Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible that we may receive an unfavorable decision in this proceeding. As of July 31, 2012, we have not accrued for this matter.

Brazilian Federal Tax Assessments

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 is the subject of outstanding tax assessments by the federal tax authorities alleging unpaid IRPJ, CSL, COFINS and PIS taxes from 2002 and 2003.  Three of the four claims for the 2002 assessments were previously settled, prior to our acquisition of Hypercom.  The first level administrative court issued an unfavorable decision for the remaining claim related to the 2002 tax assessments, which we have appealed to the Administrative Tax Appeals Council.  This claim is currently pending judgment by the Appeals Council.  We received a partially favorable outcome with respect to the 2003 tax assessments.  Our appeal of the partial unfavorable ruling for the 2003 assessments is currently pending decision in the civil courts.  Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible we may receive an unfavorable decision related to these proceedings. The outstanding tax assessments for these proceedings total 10.1 million Brazilian reais (approximately $5.0 million), including estimated penalties and interest.

Patent Infringement and Commercial Litigation

Cardsoft, Inc. et al v. VeriFone Holdings, Inc., VeriFone, Inc., Hypercom Corporation, et al.

On March 6, 2008, Cardsoft, Inc. and Cardsoft (Assignment for the Benefit of Creditors), LLC (“Cardsoft”) commenced an action in the United States District Court for the Eastern District of Texas, Marshall Division, against us and Hypercom Corporation, among others, alleging infringement of U.S. Patents No. 6,934,945 and No. 7,302,683 purportedly owned by Cardsoft. Cardsoft sought, in its complaint, a judgment of infringement, and an injunction against further infringement, damages, interest and attorneys' fees. The Markman hearing was held on August 8, 2011. Based on the court's ruling after the Markman hearing we filed motions for summary judgment on the claims prior to the scheduled trial, moving that, based on the court's construction of the key claims of the patents-in-suit, our products do not infringe on the patents-in-suit and moving for summary judgment based on our contentions the patents-in-suit are invalid. However, the court did not rule on these motions before trial, nor did the court rule on Cardsoft's summary judgment motions. Similarly, the court did not rule on the substantive pre-trial motions in favor of ruling on the matters at trial. The jury trial for this case commenced on June 4, 2012. On June 8, 2012, the jury completed its deliberations and returned an unfavorable verdict finding that Cardsoft's patents were valid and were infringed by the accused VeriFone and Hypercom devices, and further determined that a royalty rate of $3 per unit should be applied. Accordingly, the jury awarded Cardsoft infringement damages and royalties of $15.4 million covering past sales of the accused devices by VeriFone and Hypercom. The jury concluded there was no willful infringement by either VeriFone or Hypercom. We moved for judgment as a matter of law prior to the submission of the case to the jury, but the District Court did not rule on those motions.

Judgment has not yet been entered in this case, and we and Cardsoft are currently in the process of filing our post-verdict briefings with the District Court. We have filed our motions for judgment as a matter of law to overturn the jury's verdict and motions for a new trial. Cardsoft has filed a motion for permanent injunction or in the alternative for a future royalty of $8 per unit on our future U.S. sales of the accused products through the March 16, 2018 expiration date of the patents. Cardsoft has also filed a motion seeking pre-judgment interest at a rate of 5%. We believe that there is a remote chance of the District Court granting an injunction under relevant U.S. Supreme Court case law. We cannot at this time estimate the per unit future royalty that the District Court will order in its final judgment, but it is probable the court will order a future royalty of at least $3 per unit based on the jury's verdict.  Given that an ongoing royalty is probable and estimable, effective in the third quarter of fiscal 2012 when the jury verdict was issued, we have accrued $3 per unit to cost of net revenues for potential ongoing royalties. In addition, based on our discussions with our litigation counsel for this matter, it is possible the court may order a future royalty that is higher than the per unit royalty awarded by the jury for future sales of the products determined by the jury to be infringing. The District Court is expected to rule on these matters before it enters judgment. We are currently in the process of re-designing the accused products. If we are successful in re-designing our products and it is determined that the products, as re-designed, do not infringe, the re-designed products would not be subject to the future royalty.  We also intend to vigorously appeal any unfavorable judgment issued by the District Court.

We have determined that it is probable we will incur a loss on this litigation based on the jury's verdict and current status of the litigation proceedings. As a result, we have accrued an estimated loss through July 31, 2012, including estimated pre-judgment interest and potential ongoing royalties, totaling $18.6 million as of July 31, 2012 related to this ongoing litigation. Our estimate of pre-judgment interest applies a rate of 4.12% which represents the seven year Treasury rate as of August 23, 2005, the date of the relevant hypothetical negotiation of the underlying claims. As noted above, Cardsoft has filed a motion claiming royalties on our future U.S. sales of the accused products at a royalty rate higher than the rate awarded by the jury and prejudgment interest at a rate higher than used in our estimates. In addition to the higher royalty rate and higher rate of prejudgment interest sought by Cardsoft, it is possible that, notwithstanding the jury's finding of no willful infringement, Cardsoft may seek to recover its attorneys' fees or other amounts in this lawsuit or may appeal the finding of non-willful infringement. Any damages award that is maintained after appeal would be additionally subject to post-judgment interest. We intend to vigorously pursue our appeal of this verdict and to defend any further claims related to this litigation. At this time we are unable to estimate the range of additional loss exceeding amounts already recognized, if any, related to any further amounts Cardsoft may seek and the District Court may award in post-trial motions. Unfavorable rulings on such motions could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Swipe Innovations, LLC v. VeriFone, Inc. and VeriFone Systems, Inc., Hypercom Corporation, et al.

On August 8, 2012, Swipe Innovations, LLC (“Swipe”) commenced actions in the United States District Court for the Eastern District of Texas, Lufkin Division, against us and Hypercom among others, alleging infringement of U.S. Patent No. 5,351,296, issued September 27, 1994, titled "Financial Transmission System" purportedly owned by Swipe. The complaint does not specify the allegedly infringing products but seeks to assert infringement against payment terminal products and/or systems including at least products and/or systems with encrypting pin pads. This matter is currently in the early stages of litigation.

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

On October 31, 2008, the state derivative plaintiffs filed their consolidated derivative complaint in California Superior Court for the County of Santa Clara naming us as a nominal defendant and bringing claims for insider selling, breach of fiduciary duty, unjust enrichment, waste of corporate assets and aiding and abetting breach of fiduciary duty against certain of our current and former officers and directors and our largest stockholder as of October 31, 2008, GTCR Golder Rauner LLC. In November 2008, we filed a motion to stay the state court action pending resolution of the parallel federal actions, and the parties have agreed by stipulation to delay briefing on the motion to stay until after the issue of demand futility is resolved in the federal derivative case. On June 2, 2011, the court entered a stipulated order requiring the parties to submit a case status report on August 1, 2011 and periodically thereafter. The parties submitted status reports to the court through August 3, 2012 as requested by the court, and have also begun to meet and confer regarding next steps in the state derivative action in light of the final dismissal of the federal derivative action. The next status report is due October 2, 2012.

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

Other Litigation

We are subject to various other legal proceedings related to commercial, customer, and employment matters that have arisen during the ordinary course of business, including a number of pending labor-related claims that arose in the ordinary course of business against the Hypercom Brazilian subsidiary prior to our acquisition of Hypercom. The outcome of such legal proceedings is inherently unpredictable and subject to significant uncertainties. Although there can be no assurance as to the ultimate disposition of these matters, our management has determined, based upon the information available at the date of these financial statements, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Note 14. Segment and Geographic Information

Segment Information

We operate in two business segments: International and North America. International segment is defined as our operations in countries other than the United States of America and Canada, and North America segment is defined as our operations in the United States of America and Canada. Our reporting segments are the same as our operating segments. Total assets and goodwill by segment are based on the location of the assets. Point and the other entities we have acquired have been assimilated into our existing segments based on the countries in which the entities' derive revenues.

Net revenues and operating income of each business segment reflect net revenues and expenses that directly benefit only that segment. Examples of these segment expenses are: standard inventory costs of System solutions net revenues, costs of Services net revenues, distribution center costs, royalty expense and warranty expense.

Corporate net revenues and operating loss reflect amortization of purchased intangible assets, increase to fair value (step-up) of inventory at acquisition, fair value decrease (step-down) in deferred revenue at acquisition, impairment, stock-based compensation, acquisition, integration and restructuring costs, and other Corporate charges, including inventory obsolescence and scrap, rework, specific warranty provisions, non-standard freight, and over-and-under absorption of materials management overhead. Since Corporate costs are generally incurred on a company-wide basis, it is impractical to allocate them to either the International or North America segments.

The following table sets forth net revenues and operating income for our segments (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2012	2011	2012	2011
Net revenues:
International	$354,785	$195,321	$1,010,182	$522,930
North America	138,434	121,835	387,603	370,941
Corporate	(4,169)	(205)	(17,193)	(709)
Total net revenues	$489,050	$316,951	$1,380,592	$893,162
Operating income:
International	$101,820	$53,699	$289,560	$143,460
North America	49,237	45,820	134,690	135,821
Corporate	(94,980)	(58,770)	(328,169)	(165,983)
Total operating income	$56,077	$40,749	$96,081	$113,298
Our goodwill by segment was as follows (in thousands):

	July 31, 2012	October 31, 2011
International	$941,510	$398,855
North America	218,141	162,559
Total goodwill	$1,159,651	$561,414

Our total assets by segment were as follows (in thousands):

	July 31, 2012	October 31, 2011
International	$2,627,087	$1,362,402
North America	813,273	951,159
Total assets	$3,440,360	$2,313,561
Geographic Information
The net revenues by geographic area were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2012	2011	2012	2011
United States and Canada	$138,162	$121,807	$386,699	$370,845
Europe, Middle East and Africa	199,992	97,032	553,840	269,002
Latin America	94,378	64,961	290,872	171,309
Asia	56,518	33,151	149,181	82,006
Total net revenues	$489,050	$316,951	$1,380,592	$893,162
Revenues are allocated to the geographic areas based on the shipping destination of customer orders.

Note 15. Restructuring Charges

There were no new restructuring plans approved during the three and nine months ended July 31, 2012.

The following table summarizes restructuring expenses under existing restructuring plans during the three and nine months ended July 31, 2012 (in thousands):

	Three months ended July 31		Nine months ended July 31
	2012	2011	2012	2011
Cost of net revenues	$120	$53	$626	$20
Research and development	38	(28)	38	(42)
Sales and marketing	—	337	(126)	378
General and administrative	(275)	192	823	176
Total restructuring expense	$(117)	$554	$1,361	$532
During the fourth quarter of fiscal year 2011, our management approved, committed to, and initiated a plan estimated to cost up to $14.7 million to restructure our operations due to our acquisition of Hypercom in order to improve the cost efficiencies in our merged operations. During the three months ended July 31, 2012, we recorded a reduction of $0.1 million of employee restructuring expense and paid another $0.6 million under this plan. Since the inception of this plan, we have expensed $9.8 million and paid $9.1 million.
The Hypercom-related restructuring liability was $0.6 million and $4.8 million as of July 31, 2012 and October 31, 2011, respectively.
Other prior years' restructuring plans liabilities as of July 31, 2012 and October 31, 2011 were $0.9 million and $1.3 million, respectively. The change in the liability for those plans was mainly due to payments for facilities-related restructuring costs.

Restructuring activity for the nine months ended July 31, 2012 was as follows (in thousands):

	Employee Severance and Benefit Arrangements	Facilities Related Costs	Total
Balance at October 31, 2011	$4,864	$1,291	$6,155
Current year charges and adjustments	1,208	153	1,361
Other adjustments	(147)	(5)	(152)
Cash payments	(5,278)	(527)	(5,805)
Balance at July 31, 2012	$647	$912	$1,559
As of July 31, 2012, $0.9 million of restructuring accruals were included in Accruals and other current liabilities and $0.7 million of restructuring accruals were included in Other long-term liabilities in the Condensed Consolidated Balance Sheets.

Note 16. Related-Party Transactions

For the three months ended July 31, 2012 and 2011, we recorded $2.6 million and $2.3 million, respectively, of sales to certain companies of which members of our Board of Directors also serve on the board. For the nine months ended July 31, 2012 and 2011, we recorded $7.7 million and $10.9 million, respectively, of net revenues on sales to certain companies of which members of our Board of Directors also serve on the board of directors of such companies. As of July 31, 2012 and October 31, 2011, we have outstanding accounts receivable balances of $1.6 million and $1.8 million, respectively, related to such companies.

Our 51% majority owned subsidiary of Point, Babs Paylink AB, has an unsecured overdraft facility with Swedbank, the 49% stockholder of Babs Paylink AB. As of July 31, 2012, SEK 33.6 million (approximately $4.9 million) was outstanding and SEK 26.4 million (approximately $3.8 million) was available. See Note 5. Financings for further information on the Point Overdraft Facility. In addition, in the normal course of business, we have other immaterial transactions with Swedbank.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. In some cases, forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “intends,” “potential,” “continues,” “plans,” “predicts,” and similar terms. Such forward-looking statements are based on current expectations, estimates, and projections about our business and industry, and management's beliefs and assumptions, and do not reflect the potential impact of any mergers, acquisitions, or other business combinations or divestitures, that have not been completed. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Our statements regarding future performance also incorporate our estimates, projections and assumptions concerning the performance of recently acquired businesses, including Electronic Transaction Group Nordic Holding AB which operates the Point International business (“Point"), which we acquired on December 30, 2011, as described in Note 2, Business Combinations, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, including assumptions about the prospects for the acquired businesses' products and markets, the ability to retain customer relationships and key employees, successful integration of key technologies and operations, and the potential for unexpected liabilities. In addition, as we integrate these businesses into our operations, our understanding of the financial and operational performance of the acquired businesses may change. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A Risk Factors in our 2011 Annual Report on Form 10-K and in Part II, Item 1A Risk Factors of this Quarterly Report on Form 10-Q. The following discussion should be read in conjunction with our consolidated financial statements and related notes included in our 2011 Annual Report on Form 10-K and the Condensed Consolidated Financial Statements and Notes thereto included in Part I, Item I of this Quarterly Report on Form 10-Q. Unless required by law, we expressly disclaim any obligation to update publicly any forward-looking statements, whether as result of new information, future events, or otherwise.
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

Services are an increasingly important part of our overall revenue mix. Our offerings include new services such as Point's "All in One" payment solution (sometimes referred to as "Payment-as-a-service"), our SAIL micro-merchant payment acceptance service, our GlobalBay mobile retailing service, and our services deploying media-related equipment and content such as our V-NET service in taxis and PAYmedia and LiftRetail services deployed at gas station/convenience stores. Additionally, existing service offerings span different aspects of the payments ecosystem, including equipment repair/maintenance, advertising publishing, gateway processing, remote terminal management, software maintenance, customized application development, helpdesk, customer service, and encryption/tokenization. We also offer our customers support for installed systems, consulting and project management services for system deployment, and customization of integrated software solutions.

Our customers include, among others, financial institutions, payment processors, petroleum companies, large retailers, taxi fleets, merchants, government organizations, healthcare companies, independent sales organizations (“ISO”) and advertisers. The functionality of our system solutions includes the capture of electronic payment data, certified transaction security, connectivity, compliance with regulatory standards and the flexibility to execute a variety of payment and nonpayment applications on a single system solution.

We believe that we benefit from a number of competitive advantages gained through our over 30-year history in our industry. These advantages include our globally trusted brand name, large installed base, significant involvement in the development of industry standards, security infrastructure, global operating scale, customizable platforms, and investment in research and development. We believe that these advantages position us well to capitalize on the continuing global shift toward electronic payment transactions.

Our Industry Trends

Our industry's growth continues to be driven by the long-term shift toward electronic payment transactions and away from cash and checks, the rapid penetration of electronic payments in emerging markets as those economies modernize, the potential expansion of EMV Smartcard-based payments into the United States, increasing proliferation of Internet connectivity and wireless communication, an increasing focus on security to reduce fraud and identity theft, and a growing emphasis on contactless payments and mobile phone initiated payments, as well as unattended self-service kiosks and outdoor payment systems and the merging of marketing capabilities such as advertising and couponing with payment devices. We believe that these trends will continue to drive demand for electronic payment systems.

Mobile phone initiated payments through "mobile wallets" have garnered significant industry attention and with a number of announced pilots recently initiated by many third parties. Mobile wallets allow the consumer to pay for goods and services, while at the same time providing access to value-added services such as instantly redeemable coupons, electronic receipt data, alternative payment schemes, and other applications. A number of different technological implementations are currently being tested, such as NFC, where sensitive cardholder information is stored in a "Secure Element" of the mobile device, 2D barcodes, high-frequency sound, or payment using the payee's name or phone number. As these changes are implemented, the POS infrastructure will need to adapt to new payment systems and processes and provide merchants and consumers with a seamless experience.

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

During the past year we completed acquisitions for the purpose of expanding our product and service offerings, as well as expanding our geographic reach. We expect that our two largest acquisitions, Hypercom in August 2011 and Point in December 2011, will significantly increase our International segment revenues and operating results. Additionally, our other acquisitions during fiscal year 2012 are expected to contribute to future North America results through new product and service offerings that we intend to also expand internationally. These acquisitions are discussed further below.

We are experiencing revenue growth in both developed and emerging countries. In developed countries, we experience revenue growth driven mainly by customers upgrading and replacing their systems to address best-practice security in more stable economic conditions. We experience revenue growth in emerging geographies, such as Latin America, especially Brazil, certain countries in the Middle East and Africa, and Russia, due to factors including growing demand as a result of improvements in economic conditions and efforts to modernize. We expect demand to continue to grow in the remainder of fiscal year 2012, with particular strength in emerging economies. We continue to devote research and development (“R&D”) resources to address the market needs of both emerging and developed economies.

Cardsoft patent litigation

On June 8, 2012, we received an unfavorable jury verdict in a patent infringement litigation captioned Cardsoft, Inc. and Cardsoft (Assignment for the Benefit of Creditors), LLC v. VeriFone Holdings, Inc. et al., in which the jury awarded infringement damages of approximately $15 million based on the jury's determination to apply a $3 per unit royalty on those of our terminals that were subject to the infringement claim. In addition, although the district court has not yet issued judgment in this matter, Cardsoft has filed a motion seeking a future royalty higher than the rate awarded by the jury. See further discussion in Note 13. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Based on our assessment of probable loss associated with this litigation, including our determination that it is probable the court will award a future royalty of at least $3 per unit for shipments of accused terminals based on the jury's verdict, we have recorded an aggregate contingent loss of approximately $19 million representing estimated probable loss through July 31, 2012. The court may order a royalty on our future sales of the accused products in the U.S. at the $3 per unit applied by the jury or at such other rate as the court may determine. If the court were to order a royalty for future periods at a rate of $3 per unit of U.S. sales, we would expect our earnings per diluted share may be negatively impacted by one-half cent per quarter.

Our Revenue Timing

Timing of our revenue recognition may cause our revenue to vary from quarter to quarter. Specifically, revenues recognized in our fiscal quarters can be back-end weighted when we receive sales orders and deliver a higher proportion of our System solutions toward the end of such fiscal quarters. This back-end weighting of orders may adversely affect our results of operations in a number of ways and could negatively impact revenues and profits. First, the product mix of orders may not align with manufacturing forecasts, which could result in a shortage of the components needed for production. Second, existing manufacturing capacity may not be sufficient to deliver the desired volume of orders in a concentrated time at quarter-end. Third, back-end weighted demand could negatively impact gross margins through higher labor, delivery and other manufacturing and distribution costs. If, on the other hand, we were to seek to manage the fulfillment of back-end weighted orders through holding increased inventory levels, we would risk higher inventory obsolescence charges if our sales fall short of our expectations.

Because our revenue recognition depends, among other things, on timing of product shipments, decisions we make about product shipments, particularly toward the end of a fiscal quarter, may impact our reported revenues. The timing of product shipments may depend on a number of factors, including price discussions with our customers, operating costs, including costs of air shipments if required, the delivery date requested by customers and our operating capacity to fill orders and ship products, as well as our own long and short-term business planning. These factors may affect timing of shipments and consequently revenues recognized for a particular period.

Fire Loss

In July 2012 a fire occurred in one of our repair and staging facilities in Brazil. As of July 31, 2012 we have recorded an $8.3 million insurance receivable in Prepaid and other current assets in our Condensed Consolidated Balance Sheets, which represents the expected probable recoverable amounts for quantified losses. Although final determination of the losses incurred and the actual insurance coverage under our policies are not yet complete, we expect our losses associated with this event to be substantially covered, and therefore we have recorded no net loss related to the fire during the three months ended July 31, 2012. We do not expect this event to have a material impact on our results of operations or ongoing business operations.

Our Business Acquisitions

During the first half of fiscal year 2012, we completed several acquisitions of businesses and assets. See Note 2. Business Combinations, in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. The results of operations from each of these acquisitions have been included in our Condensed Consolidated Financial Statements from the date of acquisition. These acquisitions and their respective purchase prices were:

•
On November 1, 2011, we completed the acquisition of assets and assumed certain liabilities of the Show Media taxi advertising business based in New York City (“Show Media”). The total purchase price for Show Media was $28 million.

•
On November 1, 2011, we completed the acquisition of Global Bay, a mobile point of sale software business (“Global Bay”) based in South Plainfield, New Jersey. The total purchase price for Global Bay was $28 million.

•
On December 30, 2011 we completed our acquisition of Electronic Transaction Group Nordic Holding AB, a Swedish company operating the Point International business (collectively, "Point"). Point was previously one of our distributors and is Northern Europe's largest provider of payment and gateway services and solutions for retailers. The purchase price was approximately €600 million plus payment of Point's then outstanding debt (total purchase price of $1,025 million at the close date.)

•
On January 3, 2012, we completed our acquisition of the ChargeSmart (now known as VeriFone Commerce Solutions, Inc.) payments solutions business (“ChargeSmart”) based in San Francisco, California. The total purchase price for ChargeSmart was $19 million.

•
On March 1, 2012, we completed our acquisition of the Lift Retail Marketing Technology, Inc. digital marketing business ("LIFT") based in Atlanta, Georgia. The total purchase price for LIFT was $6 million.

Critical Accounting Policies and Estimates

Management's discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

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

There were no significant changes to our critical accounting policies during the three and nine months ended July 31, 2012.

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

Results of Operations

Net Revenues

We generate net revenues through the sale of our electronic payment systems and solutions that enable electronic payment transactions, which we identify as System solutions. Additionally, we generate net revenues through our managed service offerings such as our Point "All-In-One" payment solution, warranty and support services, field deployment, advertising, transaction fees, installation and upgrade services, and customer-specific application development, which we identify as Services.

Net revenues, which include System solutions and Services, are summarized in the following table (in thousands, except percentages):

	Three Months Ended July 31,				Nine Months Ended July 31,
	2012	2011	Net Change	% Change	2012	2011	Net Change	% Change
System solutions	$350,230	$253,659	$96,571	38.1%	$1,003,314	$714,700	$288,614	40.4%
Services	138,820	63,292	75,528	119.3%	377,278	178,462	198,816	111.4%
Total net revenues	$489,050	$316,951	$172,099	54.3%	$1,380,592	$893,162	$487,430	54.6%

Total net revenues for the three months ended July 31, 2012 compared with the three months ended July 31, 2011 increased by $172 million, or 54.3%, and for the nine months ended July 31, 2012 compared with the nine months ended July 31, 2011 increased by $487 million, or 54.6%, due primarily to our expanded global reach and product and service offerings, which were driven partly by net revenue contributions from "acquired businesses" and also by fluctuations in currency rates in certain geographies where we conduct business. "Acquired businesses" and "excluding acquisitions" refers to net revenues from businesses acquired during the past 12 months, as further defined in Definitions of non-GAAP net revenue measures at the end of this Net Revenues section of Management's Discussion and Analysis.

Growth in net revenues by geography with and without the impact of acquired businesses and foreign currency fluctuations for the three and nine months ended July 31, 2012 compared to the three and nine months ended July 31, 2011, respectively, is as follows:

	For the three months ended July 31, 2012 compared to July 31, 2011					For the nine months ended July 31, 2012 compared to July 31, 2011
	Net revenues growth	Impact due to acquired businesses	Organic net revenues growth	Impact due to foreign currency	Organic net revenues at constant currency growth	Net revenues growth	Impact due to acquired businesses	Organic net revenues growth	Impact due to foreign currency	Organic net revenues at constant currency growth
United States and Canada	13.4%	4.7 pts	8.7%	0.2 pts	8.9%	4.3%	5.5 pts	(1.2)%	0.0 pts	(1.2)%
Europe, Middle East and Africa	106.1%	89.7 pts	16.4%	7.7 pts	24.1%	105.9%	90.6 pts	15.3%	4.9 pts	20.2%
Latin America	45.3%	15.3 pts	30.0%	9.9 pts	39.9%	69.8%	24.4 pts	45.4%	6.2 pts	51.6%
Asia	70.5%	57.3 pts	13.2%	2.7 pts	15.9%	81.9%	67.0 pts	14.9%	2.3 pts	17.2%
Total international	79.8%	59.3 pts	20.5%	7.6 pts	28.1%	90.3%	64.9 pts	25.4%	4.9 pts	30.3%
Total	54.3%	38.4 pts	15.9%	4.6 pts	20.5%	54.6%	40.4 pts	14.2%	2.8 pts	17.0%

During the three and nine months ended July 31, 2012 net revenues included $134 million and $396 million, respectively, of net revenues from businesses acquired during the past 12 months.

Excluding net revenues from businesses acquired in the past 12 months, our year-over-year growth rate was 15.9% for the three month periods and 14.2% for the nine month periods, compared to 54.3% and 54.6%, respectively, including the impact of acquired businesses.

Our year over year growth rate for organic net revenues at constant currency was 20.5% for the three month periods and 17.0% for the nine month periods. Foreign currency had the most significant impact on our Europe and Latin America net revenues due to greater fluctuations in the values of the Euro, British Pound and Brazilian Reais during the fiscal 2012 periods presented.

We expect that growth rates for the remainder of fiscal year 2012 and for fiscal year 2013 will continue to be impacted by our recent acquisitions and foreign currency fluctuations, as well as the mix of our product sales.

The measures of organic net revenues and organic net revenues at constant currency discussed in this Form 10-Q are non-GAAP measures.  We define organic net revenues as GAAP net revenues less net revenues from businesses acquired in the past 12 months and less corporate net revenues.  We calculate organic net revenues at constant currency by applying a constant currency exchange rate to organic net revenues from one period to another, thereby eliminating the impact of foreign exchange rate fluctuations between the two periods.  See Definitions of non-GAAP net revenue measures at the end of this Net Revenues section of Management's Discussion and Analysis for additional information about these non-GAAP measures.

Net revenues product mix

For the three and nine months ended July 31, 2012 System solutions net revenues comprised 71.6% and 72.6% of total net revenues, respectively, compared to 80% for both the three and nine months ended July 31, 2011. The lower proportion of System solutions net revenues reflects growth in our Services revenues primarily as a result of acquiring the Point business, which has a significant proportion of Services business, in addition to our increased efforts selling our other service-based solutions.

We expect to see a continued shift towards a higher proportion of Services revenues in the remainder of fiscal year 2012 and fiscal year 2013 due to the acquisition of Point and our continued development and sales of our Services business offerings. We plan to expand the roll out of Point's "All-In-One" payment solution beyond Point's traditional markets and also expect to expand programs, such as continue to deploy media related equipment in taxis and gas pumps, designed to generate advertising and other service fee or rental revenue streams.

System Solutions Net Revenues

System solutions net revenues are summarized in the following table (in thousands, except percentages):

	Three Months Ended July 31,				Nine Months Ended July 31,
	2012	2011	Net Change	% Change	2012	2011	Net Change	% Change
International	$258,200	$169,907	$88,293	52.0%	758,477	$454,227	$304,250	67.0%
North America	92,759	83,753	9,006	10.8%	250,903	260,473	(9,570)	(3.7)%
Corporate	(729)	(1)	(728)	nm	(6,066)	—	(6,066)	nm
Total	$350,230	$253,659	$96,571	38.1%	1,003,314	$714,700	$288,614	40.4%
nm - not meaningful

System solutions net revenues increased due to the growth in our international operations and the acquisition and growth of businesses in new international geographies. Economic improvements in certain territories are driving infrastructure development initiatives, and new product launches are increasing demand as our Vx Evolution products become certified in new geographies. For the three months ended July 31, 2012, System solutions net revenue contributions from acquired businesses were $49 million for Hypercom (which we acquired on August 4, 2011), $12 million for Point (which we acquired on December 30, 2011) and $1 million for other fiscal year 2011 and fiscal year 2012 acquisitions.

For the nine months ended July 31, 2012, System solutions net revenue contributions from acquired businesses were $163 million for Hypercom, $33 million for Point and $12 million for other fiscal year 2011 and fiscal year 2012 acquisitions.

International System Solutions Net Revenues

International System solutions net revenues increased $88 million, or 52.0%, for the three months ended July 31, 2012 compared with the three months ended July 31, 2011. On a regional basis, Europe, Middle East and Africa increased $44 million, Latin America increased $25 million, and Asia increased $19 million. International System solutions net revenues in the three months ended July 31, 2011 included $6 million of sales to Point and $1 million of sales to a company we acquired during fiscal 2011, that will not recur because the acquired company was formerly a customer.

System solutions net revenues for Europe, Middle East and Africa increased $44 million, or 52.9%, and $1 million, or 1%, excluding acquisitions, for the three months ended July 31, 2012 compared with the three months ended July 31, 2011. This $1 million increase in net revenues was primarily due to a $10 million increase in demand as countries in this region, primarily Nigeria, move towards a less cash-dominant economy, offset by an $8 million decrease in southeast Europe primarily due to the timing of large orders from distributors.

Latin America System solutions net revenues increased $25 million, or 44.2%, and $21 million, or 36.4%, excluding acquisitions, for the three months ended July 31, 2012 compared with the three months ended July 31, 2011. The $21 million increase is primarily a result of increased demand throughout the region driven by continued economic growth and the expansion of the electronic payment card industry. In particular we won new bids in Mexico and Central America that shipped during the quarter ended July 31, 2012.

Asia System solutions net revenues increased $19 million, or 64.5%, and $6 million, or 19.7%, excluding acquisitions, for the three months ended July 31, 2012 compared with the three months ended July 31, 2011. The $6 million increase in net revenues excluding acquisitions was due to $8 million of increased demand as a result of our efforts to develop markets within the region primarily in China and Greater Asia, partially offset by a $2 million decrease in India due to a slowdown in demand as a result of the Reserve Bank of India's directive to cap processing fees for debit transactions.

International System solutions net revenues increased $304 million, or 67.0%, for the nine months ended July 31, 2012 compared with the nine months ended July 31, 2011. On a regional basis, excluding historical sales to acquired businesses, Europe, Middle East and Africa increased $146 million, Latin America increased $105 million, and Asia increased $53 million. International System solutions net revenues for the nine months ended July 31, 2011 included $15 million of sales to Point and $1 million of sales to a company we acquired during fiscal year 2011.

For the nine months ended July 31, 2012 compared with the nine months ended July 31, 2011, International Systems solutions net revenues for Europe, Middle East and Africa increased $146 million, or 63.3%, excluding historical sales to acquired businesses noted above and increased $4 million, or 1.9% excluding acquisitions. The increase in revenue excluding acquisitions was mainly due to a $16 million increase in the Middle East and Africa, primarily Nigeria, United Arab Emirates, and South Africa, resulting from our efforts to develop markets within the region and growing demand as the region moves towards a less cash-dominant society, partially offset by a $11 million decrease in southeast Europe due to the timing of orders from customers.

Latin America System solutions net revenues increased $105 million, or 70.4%, and increased $80 million, or 53.8%, excluding acquisitions, for the nine months ended July 31, 2012 compared with the nine months ended July 31, 2011, primarily as a result of increased demand throughout the region driven by continued economic growth and the expansion of the electronic payment card industry.

Asia System solutions net revenues increased $53 million, or 71.5%, and increased $12 million, or 16.9%, excluding acquisitions, for the nine months ended July 31, 2012 compared with the nine months ended July 31, 2011, primarily due to $17 million of increased demand as a result of our efforts to develop markets within the region partially offset by $6 million in lower sales in Australia and New Zealand.

North America System Solutions Net Revenues

North America System solutions net revenues increased $9 million, or 10.8%, and $7 million, or 8.3%, excluding acquisitions, for the three months ended July 31, 2012 compared with the three months ended July 31, 2011. During the three months ended July 31, 2012, we had a $8 million increase in our vertical markets and Petroleum businesses driven by adoption of newer technologies and timing of customer upgrades which was partially offset by a $3 million decrease in net revenues from our North American financial solutions business, which sells payment systems to small and medium-sized businesses through ISOs and payment processors.

For the nine months ended July 31, 2012 compared with the nine months ended July 31, 2011, North America Systems Solutions net revenues decreased $10 million, or 3.7%, and decreased $17 million, or 6.4%, excluding acquisitions. Net revenues in our North American financial solutions business decreased by $22 million primarily due to the timing of our distributors' purchases, which generally varies based on distributor decisions on inventory levels, desired product mix, and timing of new product introductions, and stronger sales in Canada a year ago due to a mandated EMV upgrade cycle. Net revenues in our Petroleum business decreased by $4 million, primarily driven by the timing of PCI compliance efforts of later adopting customers to address the July 2010 PCI-PED (PIN Entry Device) compliance deadlines which benefited our fiscal year 2011 revenues. These declines were partially offset by a $7 million increase in our vertical markets driven by adoption of newer technologies and timing of customer upgrades.

Outlook for System Solutions Net Revenues

Over the last several quarters, improving economic conditions in some parts of the world have favorably impacted demand for our products, particularly in Latin America, especially Brazil, the Middle East and Africa, and Russia. We are unable to predict whether this demand will be sustained. We have also experienced fluctuations in our revenue due to the impact of foreign currency changes, and are unable to predict how currency rates may change in the future. Moreover, many economies that have experienced economic improvements since the global recession in 2008, including the U.S., continue to experience some volatility and challenges in achieving sustained economic growth. In particular, Europe, continues to experience significant economic volatility and uncertainty, including restrictive credit conditions due to the ongoing European sovereign debt crisis. Any sustained economic weakness or deterioration in economic conditions, particularly if persistent, would adversely affect our business, operating results, and financial condition.

We expect International System solutions net revenues to benefit from the addition of our global acquisitions, as well as continued overall demand for our products internationally, including growth in emerging markets that continue to adopt electronic payments and create retail establishments, as they expand their middle class.

We expect growth in North America System solutions net revenues over the next several years to be driven by anticipated customer refreshes to replace aging terminals and merchant purchases of more advanced systems in anticipation of the adoption of new technologies such as NFC and other mobile device enabled payments at the point of sale. North America net revenues are also anticipated to grow as a result of the EMV standard that we expect will be adopted in the U.S. over the next several years, as the petroleum market continues to adopt new and more secure payment devices for gasoline dispensers, and as revenues from our acquired businesses continue to benefit from cross selling to legacy VeriFone customers.

Globally we expect that changes in payment technologies, our ability to develop and release new products, the timing of customer orders, as well as competitive pressures, may influence our net revenues in the future.
Services Net Revenues

Services net revenues are summarized in the following table (in thousands, except percentages):

	Three Months Ended July 31,				Nine Months Ended July 31,
	2012	2011	Net Change	% Change	2012	2011	Net Change	% Change
International	$96,585	$25,412	$71,173	280.1%	$251,705	$68,701	$183,004	266.4%
North America	45,675	38,082	7,593	19.9%	136,700	110,467	26,233	23.7%
Corporate	(3,440)	(202)	(3,238)	nm	(11,127)	(706)	(10,421)	nm
Total	$138,820	$63,292	$75,528	119.3%	$377,278	$178,462	$198,816	111.4%
nm – not meaningful

International Services Net Revenues

For the three months ended July 31, 2012, compared to the three months ended July 31, 2011 International Services net revenues increased $71 million, or 280.1%, due primarily to our acquisition of service oriented businesses in global territories, as well as, to a lesser extent, growth of various of our legacy service initiatives in our existing regions. Contributions to International Services net revenues for this period from acquired businesses were as follows: Point (which we acquired on December 30, 2011) added $40 million including their "All-In-One" payment solution, Hypercom (which we acquired on August 4, 2011) added $19 million primarily consisting of terminal maintenance services, and other acquisitions added $8 million, primarily taxi advertising revenues and maintenance revenues. Due to, among other things, the effects of cross selling acquired services to our legacy customers and our legacy products to customers of our acquired businesses, our stated growth of net revenues from our acquired businesses does not necessarily reflect what the results from the acquired businesses would have been on a standalone and non-integrated basis.

International Services net revenues excluding revenue from acquired businesses increased $4 million, or 16.6%, for the three months ended July 31, 2012 compared with the three months ended July 31, 2011 as we continue to develop our services offerings and expand them globally.

For the nine months ended July 31, 2012 compared with the nine months ended July 31, 2011, International Services net revenues increased $183 million, or 266.4%, due to our acquisition of service oriented businesses in global territories, as well as growth of managed service initiatives in our existing regions. Contributions to International Services net revenues for this period from acquired businesses were as follows: Point added $86 million, Hypercom added $56 million and other acquisitions added $28 million.

International Services net revenues excluding acquisitions increased $15 million, or 22.3%, for the nine months ended July 31, 2012 compared with the nine months ended July 31, 2011, as we continued to develop our Services offerings and expand them globally.

North America Services Net Revenues

For the three months ended July 31, 2012, North America Services net revenues increased $8 million, or 19.9%, due to U.S. businesses that we acquired and grew, as well as growth of various legacy service initiatives across North America. Net revenue contributions from acquired businesses were $4 million, primarily $3 million of taxi advertising from our Show Media acquisition.

North America Services net revenues increased $4 million, or 9.7% excluding acquisitions, as a result of our efforts to increase service offerings, such as software maintenance programs that were launched in our Petroleum Services market during fiscal year 2011.

For the nine months ended July 31, 2012 compared to the nine months ended July 31, 2011, North America Services net revenues increased $26 million, or 23.7%, due to U.S. businesses that we acquired and grew, as well as growth of managed service initiatives across North America. Net revenue contributions from acquired businesses were $14 million, primarily related to taxi advertising, mobile point of sale and payment solutions business.

North America Services net revenues increased $12 million, or 11.0%, excluding acquisitions, during the nine months ended July 31, 2012 compared to the nine months ended July 31, 2011 as a result of our efforts to increase service offerings. Taxi payments and advertising services net revenues increased $5 million due to additional advertising revenue and higher transaction revenue. Additionally, software maintenance programs launched in the Petroleum Services business contributed an additional $7 million. North America Services net revenues were also impacted by the timing of customer orders for deployment and other services, which increased vertical solutions revenue by $3 million and decreased financial solutions revenue by $3 million.

Outlook for Services Net Revenues

Worldwide, we have a number of programs underway which we believe will continue to grow Services revenues. Internationally, we expect increased transaction and advertising revenues in our VeriFone media and taxi payments businesses as they expand. We expect Services revenues in North America to be driven by continued growth in software maintenance programs, our media solutions business, system deployment projects, and our expanded deployment of media related equipment at gas pumps to generate advertising and other service fee or rental revenue streams. In addition, we expect incremental Services net revenues as a result of the inclusion of a full year of results and growth from acquired businesses, and continued development and sales of our Services business offerings with an emphasis on expanding the roll out of Point's All-In-One payment solution beyond Point's traditional markets.

Definitions of Non-GAAP net revenue measures

We refer to our net revenues excluding the impact of foreign currency exchange rates as net revenues at constant currency. We refer to our net revenues excluding the impact of businesses acquired in the past 12 months as organic net revenues.

We determine organic net revenues at constant currency by recomputing organic net revenues denominated in currencies other than U.S. dollars in the current fiscal year using average exchange rates for that particular currency during the corresponding quarter of the prior year. We use this non-GAAP measure to evaluate performance on a comparable basis excluding the impact of foreign currency fluctuations.

We define organic net revenues as net revenues excluding net revenues from businesses acquired in the past 12 months and corporate net revenues. Net revenues from businesses acquired in the past 12 months consists of net revenues derived from the sales channels of acquired resellers and distributors, and net revenues from system solutions and services attributable to businesses acquired in the 12 months preceding the financial periods presented. For acquisitions of small businesses that are integrated within a relatively short time after the close of the acquisition, we assume quarterly net revenues attributable to such acquired businesses during the 12 months following acquisition remain at the same level as in the first full quarter after the acquisition closed. During periods prior to each acquisition, net revenues from businesses acquired in the past 12 months consists of sales by VeriFone to that acquired company prior to our acquisition of the company. Corporate net revenues represent the reduction in net revenues post-acquisition resulting from the fair value decrease (step-down) in acquired deferred revenue. Organic net revenues and net revenues from acquired businesses do not necessarily reflect what net revenues would have been for our business without the acquired businesses, or for the acquired businesses had we not acquired them, due to, among other things the effects of cross selling acquired services to our legacy customers and our legacy products to customers of our acquired businesses and other changes to our businesses during the course of integrating the acquired businesses.

Organic net revenues and organic net revenues at constant currency are non-GAAP financial measures, which is information derived from consolidated financial information but not presented in our financial statements prepared in accordance with GAAP. Our management uses these non-GAAP measures to evaluate VeriFone's performance and operations, and to compare VeriFone's current results with those for prior periods as well as with the results of peer companies. These non-GAAP measures are also used in VeriFone's budget and planning process. These non-GAAP financial measures contain limitations, as they are not based on any comprehensive set of accounting rules or principles and may therefore differ from similar non-GAAP financial measures used by other companies. As a result, these non-GAAP measures should be considered as a supplement to, and not as a substitute for, or superior to, disclosures made in accordance with GAAP.
Gross Margin
The following table shows the gross margin for System solutions and Services (in thousands, except percentages):

	Three Months Ended July 31,				Nine Months Ended July 31,
	Amount		Gross Margin		Amount		Gross Margin
	2012	2011	2012	2011	2012	2011	2012	2011
System solutions	$144,017	$103,038	41.1%	40.6%	$396,076	$286,343	39.5%	40.1%
Services	63,490	28,574	45.7%	45.1%	160,228	79,345	42.5%	44.5%
Total	$207,507	$131,612	42.4%	41.5%	556,304	365,688	40.3%	40.9%
System Solutions

Gross margin on System solutions increased 0.5 points to 41.1%, for the three months ended July 31, 2012, compared with the three months ended July 31, 2011. International System solutions gross margin increased 0.4 points, while North American System solutions gross margin increased 1.0 point over the same period. These increases were partially offset by increased Corporate costs. Our System solutions gross margin benefited from a favorable product mix impact due to a proportional increase in the sales of the Vx Evolution product solutions, which carry higher margins compared with certain previous generation solutions, as well as an improved geographic and customer mix in some regions.

Gross margin on System solutions decreased 0.6 points to 39.5%, for the nine months ended July 31, 2012 compared with the nine months ended July 31, 2011. International System solutions gross margin increased 2.0 points over the same period, mainly driven by a favorable product mix impact due to increased sales of the Vx Evolution product solutions, as well as an improved geographic and customer mix in some regions. North America System solutions gross margin remained relatively unchanged, increasing only 0.4 points in the nine months ended July 31, 2012 compared with the nine months ended July 31, 2011. These increases were offset by Corporate costs, including acquisition related charges, which increased in absolute dollars and as a percentage of total System solutions net revenues.

As described above in the Overview to this Item 2, as a result of the unfavorable verdict we received in the ongoing Cardsoft patent litigation, the court for the Cardsoft matter may order that a royalty be applied to our future sales of the accused products in the U.S., which may be at the $3 per unit applied by the jury or at such higher rate as the court may determine. Although we have estimated that a future royalty of $3 per unit is probable, Cardsoft has filed a motion seeking a higher royalty rate. See further discussion in Note 13. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements included in this report on Form 10-Q. If the court decides to order such a royalty, the cost per unit of our sales in the U.S. of the products subject to this litigation would be increased by the royalty ordered by the court, which may be the $3 per unit applied by the jury or such higher rate as the court may determine, and our gross margin may be materially adversely impacted.

Services

Services gross margin increased 0.6 points and decreased 2.0 points to 45.7% and 42.5%, respectively, for the three and nine months ended July 31, 2012 compared with the three and nine months ended July 31, 2011.

International Services gross margin increased 9.9 and 10.1 points during the three and nine months ended July 31, 2012 compared with the comparable prior year periods, primarily driven by the higher service margins associated with the Point "All-In-One" payment solution. These increases were partially offset by lower margins associated with the Hypercom services business in Latin America, Australia and Asia.

North America Services gross margin decreased 5.0 and 2.6 points during the three and nine months ended July 31, 2012 compared with the comparable prior year periods, primarily driven by reduced gross margin in our media business due to the higher costs on renewed taxi leases and in new advertising markets where revenues have not yet ramped. North America Services gross margin was also impacted by increased gross margin in our Petroleum businesses following the launch of new software maintenance programs in the third quarter of 2011, and by an unfavorable mix of services sold in our vertical markets.

Research and Development Expenses

Research and development (“R&D”) expenses for the three and nine months ended July 31, 2012 and 2011 are summarized in the following table (in thousands, except percentages):

	Three Months Ended July 31,				Nine Months Ended July 31,
	2012	2011	Net Change	Percentage Change	2012	2011	Net Change	Percentage Change
Research and development	$38,657	$27,457	$11,200	40.8%	$111,585	$74,501	$37,084	49.8%
Percentage of net revenues	7.9%	8.7%			8.1%	8.3%

R&D expenses for the three months ended July 31, 2012 increased $11 million, or 40.8%, compared with the three months ended July 31, 2011. This increase was primarily due to $8 million of increased personnel related expenses associated with year over year headcount growth from acquired businesses and hiring to expand development of new products on new platforms and in new geographies, a $1 million increase in outside services to assist in developing our product portfolio and a $1 million increase in integration related costs as a result of our acquisitions of Point and Hypercom.

R&D expenses for the nine months ended July 31, 2012 increased $37 million, or 49.8%, compared with the nine months ended July 31, 2011. This increase was primarily due to a $26 million increase in personnel related expenses associated with year over year headcount growth from acquired businesses and hiring to expand development of new products on new platforms and in new geographies. In addition, R&D expenses increased $4 million for outside development services to assist in developing our product portfolio, and $4 million due to an increase in transition costs associated with the integration of our acquisitions.

We expect R&D expenses, assuming a stable currency environment, to grow in absolute amounts primarily as a result of the additional costs of businesses acquired during 2012, and higher product development activities for a larger portfolio of product and service offerings.

Sales and Marketing Expenses
Sales and marketing expenses for the three and nine months ended July 31, 2012 and 2011 are summarized in the following table (in thousands, except percentages):

	Three Months Ended July 31,				Nine Months Ended July 31,
	2012	2011	Net Change	Percentage Change	2012	2011	Net Change	Percentage Change
Sales and marketing Expenses	$46,182	$32,769	$13,413	40.9%	$132,309	$92,214	$40,095	43.5%
Percentage of net revenues	9.4%	10.3%			9.6%	10.3%

Sales and marketing expenses for the three months ended July 31, 2012 increased $13 million, or 40.9%, compared with the three months ended July 31, 2011. This increase was primarily due to a $9 million increase in personnel related expenses and facilities costs associated with year over year headcount growth from acquired businesses and hiring to support general business growth, including in new geographies, and the launch of new products and initiatives, such as the launch of our new Sail service. In addition, sales and marketing expenses increased $3 million due to increased expenses for marketing programs as our business expands globally, and increased $2 million due to increased stock-based compensation expense.

Sales and marketing expenses for the nine months ended July 31, 2012 increased $40 million, or 43.5%, compared with the nine months ended July 31, 2011. This increase was primarily due to a $29 million increase in personnel related expenses and facilities costs associated with year over year headcount growth from acquired businesses and hiring to support general business growth, including in new geographies, and the launch of new products and initiatives. In addition, sales and marketing expenses increased $7 million due to increased expenses for global marketing programs as our business expands globally, and $4 million due to increased stock-based compensation.

We expect sales and marketing expenses, assuming a stable currency environment, to grow in absolute amounts as the result of the additional costs of businesses acquired during 2012, and, as required, to launch and support new business initiatives.

General and Administrative Expenses

General and administrative expenses for the three and nine months ended July 31, 2012 and 2011 are summarized in the following table (in thousands, except percentages):

	Three Months Ended July 31,				Nine Months Ended July 31,
	2012	2011	Net Change	Percentage Change	2012	2011	Net Change	Percentage Change
General and administrative	$43,414	$28,657	$14,757	51.5%	$138,148	$79,716	$58,432	73.3%
Percentage of net revenues	8.9%	9.0%			10.0%	8.9%

General and administrative expenses for the three months ended July 31, 2012 increased $15 million, or 51.5%, compared with the three months ended July 31, 2011. This increase was primarily due to $11 million of additional personnel costs as a result of year over year headcount growth from acquisitions and hiring to support our growing business requirements, a $5 million increase in outside services such as legal, accounting and IT services to support business growth, and a $2 million increase in stock-based compensation. These increases were partially offset by a $3 million decrease in professional fees related to the non-recurrence of acquisition-related costs incurred in the prior period in connection with our acquisition of Hypercom.

General and administrative expenses for the nine months ended July 31, 2012 increased $58 million, or 73.3%, compared with the nine months ended July 31, 2011. This increase was primarily due to a $24 million increase in personnel related expenses associated with year over year headcount growth from acquisitions and hiring to support general business growth, $13 million of additional acquisition and integration related charges primarily for professional and outside services fees, such as legal, accounting, and IT services, a $10 million increase in non-acquisition related outside services such as legal, accounting and IT services to support the growing business, and a $4 million increase in stock-based compensation.

We expect general and administrative expenses, assuming a stable currency environment, to vary depending on the additional costs of businesses acquired during 2012, and changes in acquisition related charges.

Patent Litigation Loss Contingency Expense

We recognized a patent litigation loss contingency expense of $18 million in the three months ended April 30, 2012 as a result of an unfavorable jury verdict issued on June 8, 2012 against VeriFone and Hypercom in an ongoing patent infringement action that was filed in 2008 and which alleges patent infringement by certain VeriFone and Hypercom products. In addition to the unfavorable jury verdict, we believe it is probable that the district court in this matter will order an ongoing royalty on sales of the accused devices in the U.S. of at least $3 per unit. Effective in the third quarter of fiscal year 2012 when the jury verdict was issued, we have accrued $3 per unit to cost of net revenues for potential ongoing royalties on shipments of our terminals that were subject to the infringement claim. See further discussion in Note 13, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements included in this report on Form 10-Q.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets expenses for the three and nine months ended July 31, 2012 and 2011 are summarized in the following table (in thousands, except percentages):

	Three Months Ended July 31,				Nine Months Ended July 31,
	2012	2011	Net Change	Percentage Change	2012	2011	Net Change	Percentage Change
Cost of net revenues	$10,582	$2,687	$7,895	293.8%	$29,782	$10,713	$19,069	178.0%
Operating expenses	23,177	1,980	21,197	nm	60,549	5,959	54,590	nm
Total amortization of purchased intangible assets	$33,759	$4,667	$29,092	nm	$90,331	$16,672	$73,659	nm
nm – not meaningful

Amortization of purchased intangible assets increased $29 million in the three months ended July 31, 2012 compared with the three months ended July 31, 2011, and $74 million for the nine months ended July 31, 2012 compared to the nine months ended July 31, 2011, as a result of amortization of new intangible assets from fiscal year 2012 and 2011 acquisitions.

We expect amortization of purchased intangible assets to increase in future reporting periods due to the full year impact of amortization of intangible assets related to businesses acquired in fiscal years 2011 and 2012, as well as future acquisitions, offset partially by previously acquired intangibles reaching the end of their respective useful lives.

Operating Income

Operating income of the International and North America segments reflects net revenues and expenses that directly benefit only that segment. Examples of these segment expenses are: standard inventory costs of System solutions net revenues, cost of Services net revenues, distribution center costs, royalty expense and warranty expense.

Corporate operating loss reflects amortization of purchased intangible assets, fair value increase (step-up) of inventory at acquisition, fair value decrease (step-down) in deferred revenue at acquisition, impairment, stock-based compensation, acquisition and restructuring costs, and other Corporate charges, including inventory obsolescence and scrap, rework, specific warranty provisions, non-standard freight, and over-and-under absorption of materials management overhead. Since Corporate costs are generally incurred on a company-wide basis, it is impractical to allocate them to either the International or North America segments.

The following table sets forth operating income (loss) for our segments (in thousands, except percentages):

	Three Months Ended July 31,				Nine Months Ended July 31,
	2012	2011	Net Change	Percentage Change	2012	2011	Net Change	Percentage Change
Operating income (loss):
International	$101,820	$53,699	$48,121	89.6%	$289,560	$143,460	$146,100	101.8%
North America	49,237	45,820	3,417	7.5%	134,690	135,821	(1,131)	(0.8)%
Corporate	(94,980)	(58,770)	(36,210)	61.6%	(328,169)	(165,983)	(162,186)	97.7%
Total operating income	$56,077	$40,749	$15,328	37.6%	$96,081	$113,298	$(17,217)	(15.2)%

International Segment

For the three and nine months ended July 31, 2012, International operating income increased $48 million and $146 million, or 89.6% and 101.8%, respectively, compared with the three and nine months ended July 31, 2011. The increases were primarily due to net revenues from businesses acquired in fiscal year 2012, as well as improved gross margin related to Services net revenues compared with the prior year periods, and growth in net revenues from acquired businesses.

North America Segment

For the three months ended July 31, 2012, North America operating income increased $3 million, or 7.5%, compared with the three months ended July 31, 2011. Increased System solutions and Services net revenues were offset by increased operating expenses. For the nine months ended July 31, 2012, North America operating income decreased $1 million, or 0.8%, compared with the nine months ended July 31, 2011. Gross margin increased due to net revenues from business acquisitions and growth in Services net revenue, but these increases were more than offset by a decline in System solutions net revenues and increased operating expenses.

In addition, as described above in the Overview to this Item 2, as a result of the unfavorable verdict we received in the ongoing Cardsoft patent litigation, the district court in the Cardsoft matter may order that a royalty be applied to our future sales of the accused products in the U.S. Although we have estimated that a future royalty of $3 per unit is probable, Cardsoft has filed a motion seeking a higher royalty rate. See further discussion in Note 13. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements included in this report on Form 10-Q. If the court decides to order such a royalty, the cost per unit of our sales in the U.S. of the products subject to this litigation would be increased by the royalty ordered by the court, which may be the $3 per unit applied by the jury or such higher rate as the court may determine, and our operating income may be materially adversely impacted.

Corporate

Corporate operating loss increased $36 million, or 61.6%, for the three months ended July 31, 2012 compared with the three months ended July 31, 2011, primarily due to $29 million in amortization of purchased intangible assets, $4 million related to amortization of the step-down in deferred revenue resulting from acquisition accounting, and a $4 million increase in stock-based compensation expense.

For the nine months ended July 31, 2012 compared with the nine months ended July 31, 2011, the Corporate operating loss increased $162 million, or 97.7%. Our acquisition activities resulted in $74 million of increased amortization of purchased intangible assets, a $24 million increase in acquisition, integration, and restructuring-related expenses, a $16 million increase related to amortization of the step-down in deferred revenue and a $7 million increase in amortization of the step-up in inventory resulting from acquisition accounting. In addition, stock-based compensation expense increased $9 million for the nine month period ended July 31, 2012 compared with the nine months ended July 31, 2011, and we recognized a patent litigation loss contingency of $18 million during the second quarter of fiscal year 2012. These increases were partially offset by a decrease of $11 million in warranty and royalty expenses.

Interest Expense

Interest expense for the three and nine months ended July 31, 2012 and 2011 is summarized in the following table (in thousands, except percentages):

	Three Months Ended July 31,				Nine Months Ended July 31,
	2012	2011	Net Change	Percentage Change	2012	2011	Net Change	Percentage Change
Interest expense	$16,374	$7,963	$8,411	105.6%	$49,644	$22,998	$26,646	115.9%

Interest expense increased $8 million, or 105.6%, in the three months ended July 31, 2012 compared with the three months ended July 31, 2011 primarily as the result of interest expense related to the 2011 Credit Agreement, which was entered into in December 2011 in connection with the Point acquisition. Interest expense increased $27 million, or 115.9%, in the nine months ended July 31, 2012 compared with the nine months ended July 31, 2011, primarily as a result of interest on the 2011 Credit Agreement, and the acceleration of debt issue cost amortization associated with the payment prior to maturity of our previous secured credit Facility that was repaid in December 2011 from the proceeds of the 2011 Credit Agreement.

We expect interest expense to increase in the remainder of fiscal year 2012 compared with fiscal year 2011 as a result of the higher outstanding borrowings under the 2011 Credit Agreement.

Interest Income

Interest income for the three and nine months ended July 31, 2012 and 2011 is summarized in the following table (in thousands, except percentages):

	Three Months Ended July 31,				Nine Months Ended July 31,
	2012	2011	Net Change	Percentage Change	2012	2011	Net Change	Percentage Change
Interest income	$1,110	$479	$631	131.7%	$3,260	$1,049	$2,211	210.8%

Interest income increased in the three months ended July 31, 2012 compared with the three months ended July 31, 2011 primarily due to higher average interest rates earned on our cash and cash equivalents. For the nine months ended July 31, 2012 compared with the same period in 2011, interest income increased $2.2 million, or 210.8%, primarily due to higher interest earned on our short-term investments in Brazil, where interest rates have been over 7.5%, and an increase in average interest-earning cash balances in Singapore.

Other Income (Expense), Net

Other income (expense), net for the three and nine months ended July 31, 2012 and 2011 is summarized in the following table (in thousands, except percentages):

	Three Months Ended July 31,				Nine Months Ended July 31,
	2012	2011	Net Change	Percentage Change	2012	2011	Net Change	Percentage Change
Other income (expense), net	$(721)	$6,313	$(7,034)	nm	$(23,350)	$6,152	$(29,502)	nm
nm – not meaningful

Other income (expense), net declined $7 million during the three months ended July 31, 2012 compared with the three months ended July 31, 2011, primarily due to transactions that occurred in the three months ended July 31, 2011, but not in the three months ended July 31, 2012, such as a $5 million gain from the convertible note call option settlement and a $1 million gain from adjustments to acquisition-related balances. Other income (expense), net declined $30 million in the nine months ended July 31, 2012 compared with the nine months ended July 31, 2011, primarily due to a $22 million foreign currency loss recognized in December 2011 related to the difference between the forward rate on contracts purchased to lock in the U.S. dollar equivalent purchase price for our Point acquisition and the actual rate on the date of derivative settlement, as well as the gains related to the discrete transactions described above that occurred in the three months ended July 31, 2011.

Provision for Income Tax

We recorded an income tax provision of $2 million and an income tax benefit of $12 million for the three and nine months ended July 31, 2012, respectively. We recorded income tax provisions of $13 million and $14 million for the three and nine months ended July 31, 2011, respectively. The effective tax rates for the three and nine months ended July 31, 2012 and 2011 are lower than the U.S. statutory tax rate due to earnings in countries where we are taxed at lower rates compared to the U.S. federal and state statutory rates and reversal of uncertain tax position liabilities as statutes of limitations expired. The income tax benefit for the nine months ended July 31, 2012 includes a discrete tax benefit of $9 million related to the foreign exchange loss on futures contracts which was incurred during December 2011, and $7 million related to a patent litigation loss contingency expense which was incurred during June 2012.

During January 2012, we entered into a formal settlement with the Israeli tax authorities for the calendar year 2006 audit and, accordingly, have released $3 million of excess accrued tax liabilities associated with this audit.

As of July 31, 2012, we remain in a net deferred tax asset position. The realization of our deferred tax assets depends primarily on our ability to generate sufficient U.S. and foreign taxable income in future periods. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters as we reevaluate the underlying basis for our estimates of future U.S. and foreign taxable income.

We have a Singapore Pioneer Tax Holiday for fiscal years 2006 through 2011, with a one year extension through our fiscal year 2012. At the expiration of the tax holiday, our income in Singapore will be taxed at the statutory rate of 17% instead of the agreed Pioneer Tax Holiday rate of 0%, which may impact our effective tax rate. Currently, Singapore is the foreign jurisdiction that has a material impact on our effective tax rate. Any shifts in the mix of pretax profits and losses by tax jurisdiction may also impact our effective tax rate.
Our unrecognized tax benefits increased by approximately $6 million during the three months ended July 31, 2012 as a result of tax positions taken in prior periods. A significant portion of the increase was due to an increase to our uncertain tax positions related to our prior year acquisitions. We have recorded our uncertain tax position liability as a long-term liability, as we do not expect significant payments to occur over the next twelve months. The amount of unrecognized tax benefits could be reduced upon closure of tax examinations or if the statute of limitations on certain tax filings expire without assessment from the relevant tax authorities. We believe that it is reasonably possible that there could be a reduction in unrecognized tax benefits due to statute of limitation expirations in multiple tax jurisdictions during the next twelve months of approximately $2 million. Interest and penalties accrued on these uncertain tax positions will also be released upon the expiration of statutes of limitations.
Liquidity and Capital Resources

	Nine Months Ended July 31,
(in thousands)	2012	2011	Net Change	Percentage Change
Net cash provided by (used in):
Operating activities	$145,363	$121,654	$23,709	19.5%
Investing activities	(1,100,261)	(19,294)	(1,080,967)	nm
Financing activities	781,426	33,477	747,949	nm
Effect of foreign currency exchange rate changes on cash	(11,283)	3,226	(14,509)	nm
Net increase (decrease) in cash and cash equivalents	$(184,755)	$139,063	$(323,818)	(232.9)%
nm – not meaningful

Our primary liquidity and capital resource needs are to service our debt, finance working capital, and to make capital expenditures and investments. As of July 31, 2012, our primary sources of liquidity were $410 million of cash and cash equivalents, as well as amounts available to us under the Revolving loan, which is part of our 2011 Credit Agreement. Cash and cash equivalents included $340.0 million held by our foreign subsidiaries as of July 31, 2012. If we decide to distribute or use such cash and cash equivalents outside those foreign jurisdictions, including a distribution to the United States, we may be subject to additional taxes or costs.

On December 28, 2011, VeriFone Inc. entered into the 2011 Credit Agreement, which initially consisted of a $919 million Term A loan, $232 million Term B loan, and $350 million Revolving loan, of which $300 million was initially funded. This financing, supplemented by our cash on hand, was used to fund the acquisition of Point for €600 million (approximately USD $777 million at closing), repay Point's outstanding debt of approximately €190 million (approximately $248 million), repay our previously outstanding loans, fund an escrow account to pay the interest and principal of the 1.375% senior convertible notes (the "Notes") that matured in June 2012, and fund certain financing costs. See Note 5. Financings, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. Our Revolving loan under the 2011 Credit Agreement expires on December 28, 2016. At July 31, 2012, our outstanding borrowings under the 2011 Credit Agreement consisted of an $896 million Term A loan, a $230 million Term B loan and a $350 million Revolving loan, of which $190 million was drawn and outstanding. During August 2012, we drew an additional $100 million under this Revolving loan and used those proceeds to repay $100 million of the amount owed under our Term B loan because it carries a higher interest rate. This transaction had no net impact on our total outstanding borrowings under the 2011 Credit Agreement.

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

Operating Activities

Net cash provided by operating activities increased $24 million during the nine months ended July 31, 2012 compared with the nine months ended July 31, 2011 due to a $57 million increase in net cash provided by operations before changes in operating assets and liabilities, partially offset by a $34 million decrease in cash flows that resulted from changes in operating assets and liabilities.

The $57 million increase in net cash provided by operations before changes in operating assets and liabilities compared with the prior nine-month period primarily resulted from an increase of $106 million related to depreciation and amortization given higher fixed asset and intangible balances, an increase of $9 million due to the increase in non-cash stock-based compensation expense consistent with increased headcount, and a $4 million increase in non-cash interest and other items. These increases were partially offset by a net change of $17 million in deferred income tax balances and a $45 million reduction in net income.

Cash flows from changes in operating assets and liabilities decreased $34 million, net, during the nine months ended July 31, 2012 compared with the nine months ended July 31, 2011 primarily due to a $26 million increase in deferred revenue, a $3 million increase related to accounts receivable, net and $9 million decrease related to trade accounts payable, in each case due to timing of receipts and payments, a $13 million increase from lower inventory balances, a $12 million increase in sales and value-added taxes and the addition of an $18 million accrual related to the ongoing Cardsoft patent litigation described in Note 13, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements included in this report on Form 10-Q.

We expect to continue to generate increasing quarterly amounts of cash from operating activities as operating profits expand with the growth of the business and as acquisition and integration costs diminish. Excluding the impact of any future acquisitions we might do, we expect acquisition and integration costs to decrease as we complete integration of past acquisitions. Working capital levels can fluctuate significantly from quarter to quarter depending on the timing of cash receipts and payments.

Investing Activities

Net cash used in investing activities increased $1,081 million in the nine months ended July 31, 2012 compared with the nine months ended July 31, 2011 primarily as a result of our acquisition of Point in December 2011 for a net cash outlay of $999 million ($1,024 million in cash consideration paid, offset by $25 million in cash acquired), an increase in net cash outlays for other acquisitions of $59 million, investments in $21 million of revenue generating assets to support our growing Services businesses a $15 million increase in other capital expenditures, offset by $13 million of cash received during fiscal 2012 upon collection of other receivables acquired as part of our acquisition of Hypercom.

We expect that cash flows for investing activities will continue for transactions such as business acquisitions, capital expenditures for new service infrastructure to support our global business, and revenue generating assets as we expand further. In particular, we expect to make additional investments in revenue generating assets as we expand the roll out of Point's "All-In-One" payment solution beyond Point's traditional markets, and as we expand deployment of media-related equipment.

Financing Activities

Net cash provided by financing activities increased $748 million in the nine months ended July 31, 2012 compared with the nine months ended July 31, 2011 primarily due to $1,414 million of net proceeds from borrowings under the 2011 Credit Agreement, of which $279 million was used to redeem the Notes, including interest, upon their maturity in June 2012, and $217 million was used to repay prior debt in December 2011 when the 2011 Credit Agreement was funded.

In addition, during the nine months ended July 31, 2012, we made $110 million of voluntary repayments of the Revolving loan and $24 million of scheduled debt repayments on the Term A and Term B loans. We have chosen to voluntarily repay the Revolving loan with available cash on hand in order to minimize our interest cost, while preserving the ability to re-borrow funds under the Revolving loan.  In August 2012, we drew $100 million under the Revolving loan to repay $100 million of the Term B loan, which carries a higher interest rate.

Net proceeds received from issuance of common stock through equity incentive plans decreased by $12 million in the nine months ended July 31, 2012 compared with 2011. During the nine months ended July 31, 2012, we also paid $24 million for acquisition related contingent consideration and hold-back amounts related to past acquisitions.

We expect future cash outflows related to financing activities as we make voluntary and scheduled payments on borrowings under the 2011 Credit Agreement, and settle acquisition-related contingent obligations, which we expect will exceed future proceeds received from issuance of common stock through equity incentive plans.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Commitments

The following table summarizes our contractual obligations as of July 31, 2012 (in thousands):

	For the Fiscal Years Ending October 31,						Total
	2012 (Remaining 3 months)	2013	2014	2015	2016	Thereafter
2011 Credit Agreement (1)	$21,967	$86,689	$119,297	$128,154	$193,552	$938,771	$1,488,430
Capital lease obligations and other loans	672	5,018	48	48	38	487	6,311
Operating leases	13,731	39,610	28,609	19,876	15,317	45,135	162,278
Minimum purchase obligations	125,966	15,411	—	—	—	—	141,377
	$162,336	$146,728	$147,954	$148,078	$208,907	$984,393	$1,798,396

(1)	Interest in the above table has been calculated using the rate in effect at July 31, 2012.

We expect that we will be able to fund our remaining obligations and commitments with future cash flows from our ongoing operations and our $410 million of cash and cash equivalents as of July 31, 2012. To the extent we are unable to fund these obligations and commitments with existing cash and cash flows from operations, we can draw upon the additional amounts available under our 2011 Credit Agreement or future debt or equity financings.

Bank guarantees

We have issued bank guarantees to certain of our customers and vendors as required in some countries to support certain of our performance obligations under our service or other agreements with these respective customers or vendors. As of July 31, 2012, the maximum amounts that may become payable under these guarantees was $5 million.

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

Interest Rate Risk

We are exposed to interest rate risk related to our borrowings. These borrowings generally bear interest based upon the one-month LIBOR rate. As of July 31, 2012, a 25 basis point increase in interest rates on our borrowings subject to variable interest rate fluctuations would increase our interest expense by approximately $2 million annually. We generally invest most of our cash in overnight and short-term instruments, which would earn more interest income if market interest rates rise and less interest income if market interest rates fall.

On March 23, 2012, we entered into a number of interest rate swap agreements to effectively convert $500.0 million of the Term Loan A from a floating LIBOR rate to a 0.71% fixed rate. The interest rate swaps qualify for hedge accounting treatment as cash flow hedges. The interest rate swaps are effective for the period from March 30, 2012 to March 31, 2015 or 36 months.

Foreign Currency Risk

A substantial majority of our sales are made to customers outside the United States, and our international sales as a percentage of our total net revenues has increased in recent periods including as a result of growth and our acquisitions of Hypercom and Point. A substantial portion of the net revenues we generate from international sales is denominated in currencies other than the U.S. dollar. Additionally, portions of our cost of net revenues and operating expenses are incurred by our international operations and are denominated in local currencies, particularly the Euro, Brazilian Real, Swedish Krona and British Pound. For consolidated reporting, net revenues and expenses denominated in non-U.S. currencies are translated to U.S. dollars at average currency exchange rates for the period (“P&L Exposures”). Thus, even if foreign operations results were stable, fluctuating currency rates may produce volatile reported results. We have made limited efforts to mitigate P&L Exposures by hedging with currency derivatives. As of July 31, 2012, we have three foreign exchange forward contracts designated as a cash flow hedge. As of October 31, 2011, we had no foreign exchange forward contracts designated as a cash flow hedge.

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

Our outstanding foreign exchange forward contracts as of July 31, 2012 are presented in the table below. The fair market value of the contracts represents the difference between the spot currency rate at July 31, 2012 and the contracted rate. All of these forward contracts mature within 35 days of July 31, 2012 (in thousands):

	Currency	Local Currency Contract Amount	Currency	Contracted Amount	Fair Market Value at July 31, 2012
Contracts to buy U.S. dollar
Argentine peso	ARS	(23,000)	USD	4,877	$(14)
Australian dollar	AUD	(8,000)	USD	8,336	(17)
Canadian dollar	CAD	(2,200)	USD	2,186	(6)
Chilean peso	CLP	(1,400,000)	USD	2,870	(18)
Chinese yuan	CNY	(130,000)	USD	20,487	127
Euro	EUR	(27,050)	USD	33,439	134
British pound	GBP	(31,000)	USD	48,724	(17)
Israeli shekel	ILS	(35,000)	USD	8,629	(22)
Indian rupee	INR	(350,000)	USD	6,258	(67)
Korean won	KRW	(2,500,000)	USD	2,186	(9)
Mexican peso	MXN	(88,000)	USD	6,601	(48)
Polish zloty	PLN	(30,500)	USD	9,119	42
Singapore dollar	SGD	(3,000)	USD	2,404	(2)
Thai bhat	THB	(50,000)	USD	1,583	(1)
SA rand	ZAR	(70,000)	USD	8,515	(33)
Contract to sell U.S. dollar
Swedish krona	SEK	65,000	USD	(9,452)	—
					$49

As of July 31, 2012, our Balance Sheet Exposures, which is the sum of the absolute value of the net assets for each of our foreign subsidiaries with U.S. dollar functional currency which can be net assets or net liabilities, amounted to $238 million and were partially offset by forward contracts with a notional amount of $176 million. Based on our net exposures as of July 31, 2012, a 10% movement in currency rates would result in a gain or loss of approximately $6 million.

As of July 31, 2012, we had one exposure not expected to be paid in the near term, an Israeli shekel payable equivalent to $49 million, which when excluded from the Israel subsidiary's net exposure of $40 million liability, leaves a $9 million asset position. Deducting the $31 million absolute value difference from Balance Sheet Exposures of $238 million renders the Near-Term Balance Sheet Exposures at $207 million and, thus a 10% movement in currency rates would result in a gain or loss of approximately $3 million that we would expect to be realized in the foreseeable future.

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
Equity Price Risk

We have outstanding warrants to purchase 7.2 million shares of our common stock at a price of approximately $62.356 per share in equal share amounts on each trading day from December 19, 2013 to February 3, 2014. For every $1 that the share price of our common stock exceeds $62.356, we will be required to issue the equivalent of $7 million worth of shares of our common stock.

Information on the share price of our common stock may be found under Part II Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, of our Annual Report on Form 10-K for the fiscal year ended October 31, 2011.

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

•
in the case of international acquisitions, which include both the Point and Hypercom acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, foreign currency, political, legal and regulatory risks, including with respect to countries where we previously had limited operations;

•
the possible inability to obtain the desired financial and strategic benefits from the acquisition or investment, as discussed further in “We may not realize the expected benefits of our acquisitions, including Hypercom and Point” below;

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
These risks are heightened and more prevalent in acquisitions of larger businesses, such as the Point acquisition in December 2011 and the Hypercom acquisition in August 2011. Further, in connection with the Point acquisition we incurred substantial additional debt, which has increased our leverage and debt service requirements. Future acquisitions and investments could also result in substantial cash expenditures, potentially dilutive issuances of our equity securities and incurrence of additional debt, contingent liabilities and amortization expenses related to other intangible assets that could adversely affect our business, operating results, and financial condition. Moreover, we may not realize the anticipated benefits of any or all of our acquisitions, or may not realize them in the timeframe expected. We will depend on the retention and performance of existing management and employees of acquired businesses for the day-to-day management and future operating results of these businesses.

We may not realize the expected benefits of our acquisitions, including Hypercom and Point.

Achieving the expected benefits of our acquisitions, including Hypercom and Point, depends in large part on our successful completion of our integration of the acquired businesses' operations and personnel with our own in a timely and efficient manner. We cannot assure you, however, that all of our integration efforts will be completed as quickly as expected or that our acquisitions will achieve the expected benefits. The risks and challenges involved in the integration of Hypercom and Point include:

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

There can be no assurance that we will successfully integrate our businesses or that we will realize the anticipated benefits of the acquisitions after we complete our integration efforts. One of our key strategies of the Point acquisition is to implement Point's Payment-as-a-Service model into new markets. Implementing a new business model involves significant risk and costs, including, in the case of our Payment-as-a-Service model, up front capital expenditures. The markets where we seek to implement the Payment-as-a-Service model may take longer to adopt a payment as a service model than we anticipate or may choose not to adopt this model. Continued weakness in the global economy may also negatively impact our ability to implement our payment as a service solution within the time frames we desire. If we do not execute successfully on the implementation of our Payment-as-a-Service model and achieve the anticipated benefits of the Point acquisition, our revenues, profitability and net income may be negatively impacted.

Costs associated with the acquisitions may be higher than expected and may harm our financial results. We have incurred substantial direct transaction costs associated with the acquisitions, and expect to incur additional costs associated with consolidation and integration of operations. We have also incurred post-closing costs and continue to devote resources related to Hypercom's divestiture of its U.S., Spain and U.K. payment terminal businesses. For example, as part of the divestitures the buyers are entitled to certain post-closing administrative and operating support services for various periods following the closing date of the merger and indemnification for certain liabilities associated with the divested businesses. In addition, although we believe that the merger was not subject to regulatory approval requirements in Spain because Hypercom divested its business in Spain before the merger was completed, the Spanish regulatory authorities disagree with this position, although following submission of additional information by VeriFone, they subsequently approved the merger.  On May 28, 2012, we were notified by the Spanish competition authority (La Comisión Nacional de la Competencia, or "CNC") that CNC intends to formally review our completion of our merger with Hypercom for alleged non-compliance with notification requirements under Spanish merger control law. There can be no assurance that the Spanish regulatory authorities will not seek to impose a fine for alleged non-compliance with Spanish merger control law. If the total costs of the acquisitions and integration efforts exceed estimates or the benefits related to the acquisitions do not exceed our total costs, our financial results could be adversely affected.

If we do not continually enhance our existing solutions and develop and market new solutions and enhancements responsive to technological advancements in our industry, our net revenues and income will be adversely affected.

The market for electronic payment systems is characterized by:

•	rapid technological advancements;

•	frequent product introductions and enhancements;

•	evolving industry and government performance and security standards;

•	increasingly, introductions of alternative payment solutions, such as mobile payments and processing, at the point of sale; and

•	changes in customer and end-user preferences or requirements.

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

A majority of our net revenues are generated outside of the United States and we intend to continue to expand our operations internationally including through acquisitions and strategic partnerships. Our results of operations could suffer if we are unable to manage our international expansion and operations effectively.

During the nine months ended July 31, 2012, approximately 73.7% of our net revenues were generated outside of the United States. During the fiscal year ended October 31, 2011, approximately 65.6% of our net revenues were generated outside of the United States. We expect our percentage of net revenues generated outside of the United States to increase over time. In particular, our acquisition of Point has increased our business in the Nordic regions and elsewhere in Northern Europe and our acquisition of Hypercom has increased our business significantly in Europe, the Middle East, Africa and Asia. Part of our strategy is to expand our penetration in existing foreign markets and to enter new foreign markets and in particular to enter new emerging markets where we expect to see growth in electronic payments and related services. Our ability to penetrate some international markets may be limited due to different technical standards, protocols or product requirements. Expansion of our international business will require significant management attention and financial resources. Our international net revenues will depend on our continued success in the following areas:

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

Many of these factors typically become more prevalent during periods of economic stress, such as the ongoing weakness in the economies of the euro zone countries and volatility in global financial markets that have caused declines in the value of the euro and other currencies impacted by the European sovereign debt crisis, or disruptive events such as natural or man-made disasters and military or terrorist actions. The persistence or occurrence of weakened global economic conditions in one or more regions where we do business may exacerbate certain of these risks. We are subject to foreign currency risk including from economic and political instability which can lead to significant and unpredictable volatility in currency rates, including significant currency devaluations, which may negatively impact our revenues, gross margins, results of operations and financial position. Although we engage in some hedging of our foreign currency exposures, we do not hedge all such exposures and our hedging arrangements may not always be effective. See Part I Item 3. Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Risk of this Form 10-Q. In addition, compliance with foreign and U.S. laws and regulations that are applicable to our international operations is complex and may increase our cost of doing business in international jurisdictions and our international operations could expose us to fines and penalties if we fail to comply with these regulations. These laws and regulations include import and export requirements, trade restrictions and embargoes, exchange control regulations, data privacy requirements, labor laws, tax laws, anti-competition regulations, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials and other improper payments or inducements, such as the U.K. Bribery Act. Although we have implemented policies, procedures and training designed to ensure compliance with these laws, there can be no assurance that our employees, contractors, distributors, suppliers and agents will not take actions in violation of our policies, particularly as we expand our operations through organic growth and acquisitions, including acquisitions of businesses that were not previously subject to and may not have familiarity with U.S. and other laws and regulations applicable to us or compliance policies similar to ours. For example, two of our Brazilian subsidiaries that were acquired as a part of the Lipman acquisition have been notified of a number of assessments regarding Brazilian customs penalties that relate to alleged infractions in the importation of goods as well as certain tax assessments and penalties. Similarly, the Brazilian subsidiary we acquired in August 2011 as part of the Hypercom acquisition has a number of pending assessments related to local tax assessments and penalties. See Part II Item 1. Legal Proceedings of this Form 10-Q. Defending such assessments can be costly and divert management time. Any such violations could subject us to civil or criminal penalties, including the imposition of substantial fines and interest or prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our reputation, our brand, our international expansion efforts, our business, and negatively impact our operating results. In addition, if we fail to address the challenges and risks associated with international expansion and acquisitions, we may encounter difficulties implementing our strategy, which could impede our growth or harm our operating results.

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

While we have experienced overall sequential growth in revenues and earnings and stronger demand in some of our recent quarters, certain markets such as parts of Europe where we conduct business continue to experience weakened or uncertain economic conditions, including the recent ongoing difficulties in the credit markets in the euro zone. Some of our customers, suppliers and partners may continue to be negatively impacted by the continued global weakness in the economy. We cannot predict whether growth will continue, or whether our results of operations will be negatively impacted by the recent renewed global market turmoil, or whether any other future decline or volatility in global conditions could negatively impact our business, operating results and financial condition. There is no assurance that actions taken by governments and central banks to stimulate the economy will have positive impacts. Further, conditions such as political unrest or terrorist actions in other parts of the world and reports of continued high unemployment rates in the U.S. and elsewhere may negatively impact global economic conditions, including corporate spending and liquidity of capital markets. Continued volatility in market conditions, such as fluctuations in foreign currency rates relative to the U.S. dollar, make it difficult to forecast earnings and if we fail to meet our financial guidance or the expectations of investment analysts or investors in any period, the market price of our common stock could decline.

Fluctuations in currency exchange rates may adversely affect our results of operations.

A substantial portion of our business consists of sales made to customers outside the United States. A portion of the net revenues we receive from such sales is denominated in currencies other than the U.S. dollar, primarily the British pound, the euro and the Brazilian real, and the amount of net revenues in foreign currencies has increased with our recent acquisitions of Point and Hypercom. Additionally, portions of our cost of net revenues and our other operating expenses are incurred by our International operations and denominated in local currencies, primarily the British pound, the euro and the Brazilian real. In particular, our net revenues, cost of net revenues and operating expense denominated in the euro and the Dutch Kroner and Swedish Kroner, which are impacted by the European sovereign debt crisis, have increased with the Point and Hypercom acquisitions. Fluctuations in the value of these net revenues, costs and expenses as measured in U.S. dollars have historically affected our results of operations, and adverse currency exchange rate fluctuations may have a material impact in the future. Further, changes in exchange rates that strengthen the U.S. dollar could increase the price of our products in the local currencies of the foreign markets we serve. For example, in recent periods the euro has declined substantially relative to the U.S. dollar and, given the ongoing European sovereign debt crises, may further decline. Declines in foreign currencies relative to the U.S. dollar would result in making our products relatively more expensive than products that are denominated in local currencies, leading to a reduction in sales and profitability in those foreign markets. In addition, our balance sheet contains monetary assets and liabilities denominated in currencies other than the U.S. dollar, such as cash, intercompany balances, trade receivables and payables, and fluctuations in the exchange rates for these currencies could adversely affect our results of operations. We have, to some extent, entered into foreign exchange forward contracts intended to hedge our balance sheet exposure to adverse fluctuations in exchange rates. We have also effectively priced our System solutions products in U.S. dollars in certain countries. Nevertheless, these hedging arrangements may not always be effective, particularly in the event of imprecise forecasts of non-U.S. denominated assets and liabilities. Additionally, our efforts to effectively price products in U.S. dollars may have disadvantages as they may affect demand for our products if the local currency strengthens relative to the U.S. dollar. We could be adversely affected when the U.S. dollar strengthens relative to the local currency between the time of a sale and the time we receive payment, which would be collected in the devalued local currency. Accordingly, if there is an adverse movement in one or more exchange rates, we might suffer significant losses and our results of operations may otherwise be adversely affected. Uncertainty in the global market conditions have resulted in and may continue to cause significant volatility in foreign currency exchange rates which could increase these risks. As our international operations expand, our exposure to these risks also increases. Additionally, hedging programs expose us to risks that could adversely affect our operating results, including the following:

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

Our markets are highly competitive and subject to price erosion and rapidly evolving technologies and customer preferences.

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

We expect to continue to experience significant and increasing levels of competition in the future, from both new and existing competitors and a variety of technologies, many of which are rapidly evolving. We compete with suppliers of cash registers that provide built-in electronic payment capabilities and producers of software that facilitates electronic payment over the internet, as well as other manufacturers or distributors of electronic payment systems. Increasingly, new competitors are entering the payments market with alternative payment solutions at the point of sale, such as mobile device-based card payment and processing solutions. Some of these alternative solutions enable payment and processing at the point of sale without use of a traditional payment terminal at the point of sale, such as the payment terminals we manufacture and sell. Our revenues, profits and net income will be negatively impacted if we do not effectively compete with new market entrants, including by offering alternative solutions that align with shifts to payment on devices other than the traditional POS terminal. We must also compete with smaller companies that have been able to develop strong local or regional customer bases. In certain foreign countries, some competitors are more established, benefit from greater name recognition and have greater resources within those countries than we do. Further, in certain international markets, such as Brazil, we may face competition from refurbished units which could result in reduced demand and pricing pressures.

A component of the cost of providing some of our newer product offerings, including the Payment-as-a-Service solution, in-taxi payments solutions and our SAIL product, are credit card interchange and assessment fees, which are set by the card networks. Any increase in such fees could have a material negative impact on our profitability, results of operations and cash flows.

We depend on a limited number of customers, including distributors and resellers, for a large percentage of our System solutions sales. If we do not effectively manage our relationships with them, our net revenues and operating results will suffer.

A significant percentage of our net revenues are attributable to a limited number of customers, including distributors and independent sales organizations (“ISOs”). For example, for the three months ended July 31, 2012, three customers accounted for 12.2% of our total net revenues and our ten largest customers accounted for approximately 24.3% of our net revenues. For the twelve months ended October 31, 2011, one customer, Cielo S.A. and its affiliates accounted for approximately 12.4% of net revenues of our International segment, and one customer, First Data and its affiliates accounted for approximately 13.0% of net revenues of our North America segment. Our ten largest customers accounted for approximately 27.4% of our net revenues for the fiscal year ended October 31, 2011. Our net revenues are dependent in part on the timing of purchases by these large customers. If any of our large customers significantly reduces or delays purchases from us or if we are required to sell products to them at reduced prices or on other terms less favorable to us, our revenues and income could be materially and adversely affected.

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

Our success depends to a significant degree upon the continued contributions of our key senior management, engineering, sales and marketing, and manufacturing personnel, many of whom would be difficult to replace. In addition, our future success also depends on our ability to attract, integrate, manage, and retain highly skilled employees throughout our business. Competition for some of these personnel is intense, and in the past, we have had difficulty hiring, in our desired time frame, employees that have the specific qualifications required for a particular position. Additionally, we may be unsuccessful in attracting and retaining personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as timely product introductions.

During the last several fiscal years, we implemented work force reduction plans reducing the number of employees and contractors in certain areas due to redundancies and shifting business needs, as well as in connection with acquisition-

related integration efforts. These reductions have also required that we reassign certain employee duties. Workforce reductions and job reassignments could negatively affect employee morale, and make it difficult to motivate and retain our remaining employees and contractors, which would affect our ability to deliver our products in a timely fashion and otherwise negatively affect our business.

Our solutions may have defects or experience field failures that could delay sales, harm our brand, increase costs and result in product recalls and additional warranty expense.

We offer complex solutions that are susceptible to undetected hardware and software errors or failures. Our solutions may experience failures when first introduced, as new versions are released, or at any time during their lifecycle. We cannot assure you that, despite our testing procedures and controls over manufacturing quality, errors will not be found in our products. Field failure may result from usage with third-party issued payment cards, for example, if such usage generates excess electrostatic discharge. Defects may also arise from third-party components that are incorporated into our products, such as hardware modules, chipsets or battery cells. Any product recalls as a result of errors or failures could result in the loss of or delays in market acceptance of our solutions, diversion of the attention of our research and development personnel from product development efforts, harm to our relationships with our customers, adversely affect our business and reputation and increase our product costs which could negatively impact our margins, profitability and results of operations. Any significant returns or warranty claims for any of our products, including products that we have added to our product offerings from acquisitions, could result in significant additional costs to us, such as costs to implement modifications to correct defects, recall and replace products and defending against litigation related to defective products or related property damage or personal injury, and could adversely affect our results of operations. Our customers may also run third-party software applications on our electronic payment systems. Errors in third-party applications could adversely affect the performance of our solutions.

The existence of defects and delays in correcting them could result in negative consequences, including the following: harm to our brand; delays in shipping system solutions; loss of market acceptance for our system solutions; additional warranty and other expenses associated with correcting or resolving defects; diversion of resources from product development; and loss of credibility with distributors, customers and partners. Identifying and correcting defects can be time consuming, costly and in some circumstances extremely difficult. Software errors may take several months to correct, and hardware defects may take even longer to correct.

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

Protection against fraud is of key importance to the purchasers and end users of our solutions. The protection of sensitive data, such as customer, company, employee and consumer data is critical to our business. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. We rely on electronic networks, computers, systems and programs to run our business and operations and, as a result, are exposed to risks of system errors or unauthorized cyber attacks on our systems which could result in the loss or misappropriation of sensitive data, corruption of business data or other disruption to our operations despite the security measures, processes and technologies we have in place to protect and secure our networks and systems. Further, our expansion of our service solutions offerings increases the types of confidential and consumer or personal data that may be processed or stored by us. We incorporate security features, such as encryption software and secure hardware, into our solutions and services offerings to protect against fraud in electronic payment transactions and to ensure the privacy and integrity of consumer data. Our solutions may be vulnerable to breaches in security due to defects in the security mechanisms, the operating system and applications, or the hardware platform. Security vulnerabilities could jeopardize the security of information transmitted or stored using our solutions. We also provide our customers with repair, encryption key loading and helpdesk services, and we intend to increase our services offerings including through managed services programs. We have in the past experienced and may in the future experience security breaches or fraudulent activities related to unauthorized access to sensitive customer information. If the security of our solutions is compromised, our reputation and marketplace acceptance of our solutions will be adversely affected, which would cause our business to suffer, and may subject us to damages claims. A significant breach of customer or company data could attract a substantial amount of media attention, damage our customer relationships and reputation and result in lost sales, fines, or lawsuits.

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

We have received, and have currently pending, third-party infringement claims and may receive additional notices of claims of infringement in the future. As we expand into other payment technologies and as competition in this area increases, it is possible that the rate at which third parties bring claims will increase. Infringement claims may cause us to incur significant costs in defending against those claims or to settle claims to avoid costly or protracted litigation even if we deem those claims to be without merit. For example, in March 2008, Cardsoft, Inc. and Cardsoft (Assignment for the Benefit of Creditors), LLC commenced an infringement action against us and others. On June 8, 2012, following a jury trial in the Eastern District of Texas, Marshall Division, the jury issued a verdict against us and awarded Cardsoft infringement damages and royalties. Judgment has not yet been issued, and additional amounts could be ordered against us by the court. See Note 13. Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. Infringement claims are expensive and time consuming to defend against, regardless of the merits or ultimate outcome. Similar claims may result in additional protracted and costly litigation. There can be no assurance that we will prevail in any such actions or that any license required under any such patent or other intellectual property would be made available on commercially acceptable terms, if at all. An unfavorable outcome in any such litigation, including the post-trial rulings and final judgment in the Cardsoft litigation, could result in a significant judgment of damages against us, which could materially and adversely impact our financial results, financial condition and cash flows. See Note 13. Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

•
if we are unable to fill orders at the end of a quarter, shipments may be delayed. This could cause us to fail to meet our revenue and operating profit expectations for a particular quarter and could increase the fluctuation of quarterly results if shipments are delayed from one fiscal quarter to the next or orders are canceled by customers;

and

•	in order to fulfill orders at the end of a quarter, we may be forced to deliver our products using air freight which would result in increased distribution costs.

We are exposed to credit risk with some of our customers and to credit exposures and currency controls in certain markets, which could result in material losses.

A significant portion of our sales are on an open credit basis, with typical payment terms of up to 60 days in the United States and, because of local customs or conditions, longer in some international markets. In the past, there have been bankruptcies among our customer base. Although credit losses have not been material to date, future losses, if incurred, could harm our business and have a materially adverse effect on our operating results and financial condition. Also, certain customers that are invoiced in U.S. dollars, such as those based in Venezuela, have experienced and may continue to experience difficulties in obtaining U.S. dollars due to local currency controls, and therefore may not be able to remit timely payment to us. Additionally, to the extent that the ongoing uncertainty in the global economy continues to make it more difficult for some customers to obtain financing or access U.S. dollar currency, our customers' ability to pay could be adversely impacted, which in turn could have a material adverse impact on our business, cash flows, operating results and financial condition.

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

Components such as application specific integrated circuits, or ASICs, microprocessors, wireless modules, modems and printer mechanisms that are necessary to manufacture and assemble our systems are sourced either directly by us or on our behalf by our contract manufacturers from a variety of component suppliers selected by us. Certain of the components are specifically customized for use in our products and are obtained from sole source suppliers on a purchase order basis. Disruptions to the business, financial stability or operations, including due to strikes, labor disputes or other disruptions to the workforce, of our suppliers, and particularly sole source suppliers, may also impact the availability of components to us in the quantities we require and on a timely basis. In March 2011 we experienced some component shortages due to the severe earthquake and tsunami in Japan which together with resulting damage to certain nuclear power plants, had resulted in widespread destruction and economic uncertainty in that region. Although we have to date been able to manage component supply adequately to meet our product demands, any prolonged component shortage as a result of similar events could materially and adversely affect our business and results of operations. Component shortages have resulted in increased costs for certain components and continued cost increases, particularly for critical components, could negatively impact our gross margins and profitability. If our suppliers are unable or unwilling to deliver the quantities that we require within the timeframe that we require, we would be faced with a shortage of critical components. We also experience from time to time an increase in the lead time for delivery of some of our key components. We may not be able to find alternative sources in a timely manner if suppliers of our key components become unwilling or unable to provide us with adequate supplies of these key components when we need them or if they increase their prices. If we are unable to obtain sufficient key required components, or to develop alternative sources if and as required in the future, or to replace our component and factory tooling for our products in a timely manner if they are damaged or destroyed, we could experience delays or reductions in product shipments. This could harm our relationships with our customers and cause our revenues to decline. Even if we are able to secure alternative sources or replace our tooling in a timely manner, our costs could increase. Any of these events could adversely affect our results of operations.

The value of our deferred tax assets may not be realizable to the extent our future profits are less than we have projected and we may be required to record valuation allowances against previously-booked deferred tax assets, which may have a material adverse effect on our results of operations and our financial condition.

As of July 31, 2012, on a worldwide basis we had net deferred tax assets of $21 million.  Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, capital loss carry-forwards and net operating losses.  We evaluate the realizability of our deferred income tax assets and assess the need for a valuation allowance on an ongoing basis.  In evaluating our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized.  The ultimate realization of our deferred income tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible and before our capital loss carry-forwards and net operating losses expire.  Our assessment of the realizability of our deferred income tax assets requires significant judgment.  Failure to achieve our projections may result in an increase in the valuation allowance in a future period.  Any future increase in the valuation allowance would result in additional income tax expense which could have a material adverse effect on our results of operations and financial condition.

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

Singapore

Our principal subsidiary in Singapore has received tax benefits under the Singapore Pioneer Tax Holiday provision. We received tax benefits of approximately $13.6 million during the twelve months ended October 31, 2011 and $8.3 million during the twelve months ended October 31, 2010. To maintain our eligibility for these benefits, we must meet certain agreed conditions, including maintaining agreed levels of Singapore employees and incurring and documenting total local business spend levels as agreed with the Singapore Economic Development Board. During 2010 we renegotiated the terms and conditions of the Tax Holiday, including an extension of our Tax Holiday through our fiscal year 2012. Although we expect to be able to meet the terms and conditions to maintain our Tax Holiday, if we are not able to achieve or maintain the required conditions, we may lose our eligibility for such benefits. In addition, this Tax Holiday expires October 31, 2012. If we are not able to extend such Tax Holiday beyond the current expiration date our income in Singapore would be taxed at the statutory rate of 17% instead of the agreed Pioneer Tax Holiday rate of 0%. A loss of all or part of these tax benefits would adversely affect our results of operations and cash flows.

Changes in our effective tax rate could adversely affect results of operations.

Our effective tax rate could be adversely affected by a number of factors, including shifts in the mix of pretax profits and losses by tax jurisdiction, loss of tax holidays or other tax benefit in one or more jurisdictions, our ability to use tax credits, changes in tax laws or related interpretations in the jurisdictions in which we operate, and tax assessments and related interest and penalties resulting from income tax audits. We are subject to ongoing tax audits in various jurisdictions. Although we regularly assess the likely outcomes of such audits in order to determine the appropriateness of our tax provision, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our net income or financial condition. We have not provided for U.S. federal and state income taxes or foreign withholding taxes that may result from future remittances of undistributed earnings of foreign subsidiaries. Recently, there have been proposals to reform U.S. tax rules including proposals which may result in a reduction or elimination of the deferral of U.S. income tax on our foreign earnings, in which case our effective tax rate could be adversely affected. Any of these changes could have an adverse effect on our results of operations.

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

We expect our revenues and operating results to vary from quarter to quarter. As a consequence, our operating results in any single quarter may not meet the expectations of securities analysts and investors, which could cause the price of our common stock to decline. Factors that may affect our operating results include:

•	the type, timing, and size of orders and shipments;

•	demand for and acceptance of our new product and services offerings;

•	changes in competitive conditions, including from traditional payment solution providers, as well as from alternative payment solution providers;

•	customers' willingness to maintain inventories and/or increased overall channel inventories held by customers in a particular quarter;

•	fluctuations in currency exchange rates;

•	delays in the implementation and delivery of our products and services, which may impact the timing of our recognition of revenues;

•	variations in product mix and cost during any period;

•	development of new relationships, penetration of new markets and maintenance and enhancement of existing relationships with customers and strategic partners;

•	component supply, manufacturing, or distribution difficulties;

•	deferral of customer contracts in anticipation of product or service enhancements;

•	timing of commencement, implementation, or completion of major implementation projects;

•	timing of governmental, statutory and industry association requirements, such as PCI compliance deadlines;

•	the relative geographic mix of net revenues;

•	the fixed nature of many of our expenses; and

•	industry and economic conditions, including competitive pressures and inventory obsolescence.

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

In formulating our solutions, we have focused our efforts on providing our customers with solutions that have high levels of functionality, which requires us to develop and incorporate new and evolving technologies. This approach tends to increase the risk of obsolescence for products and components we hold in inventory and may compound the difficulties posed by other factors that affect our inventory levels, including the following:

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

If we improperly forecast demand for our products we could end up with too many products and be unable to sell the excess inventory in a timely manner, if at all, or, alternatively we could end up with too few products and not be able to satisfy demand. This problem is exacerbated because our attempt to closely match inventory levels with product demand leaves limited margin for error, and we generally receive a significant volume of customer orders towards the end of each fiscal quarter which leaves us little room to adjust inventory mix to match demand. For example, the shortages of certain components due to the March 2011 earthquake and tsunami in Japan exacerbated our ability to match inventory to customer demand. Also, during the transition from an existing product to a new replacement product, we must accurately predict the demand for the existing and the new product. Our inability to properly manage our inventory levels could cause us to incur increased expenses associated with writing off excessive or obsolete inventory or lose sales or have to ship products by air freight to meet immediate demand, incurring incremental freight costs above sea freight costs, a preferred method, and suffering a corresponding decline in gross margins. If we do not accurately predict demand, we could also incur increased expenses associated with binding commitments to certain third-party contract manufacturers and suppliers which would negatively impact our gross margins and operating results. See Note 13. Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. During times of economic uncertainty, such as that of the recent global economic recession, it becomes more difficult to accurately forecast demand and manage our inventory levels. Deteriorating market conditions have in the past and can in future periods cause us to incur additional costs associated with excess and obsolete inventory, scrap, and excess inventory held by our contract manufacturers.

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

We will continue to evaluate the carrying value of our goodwill and intangible assets and if we determine in the future that there is a potential further impairment in any of our reporting units, we may be required to record additional charges to earnings which could materially and adversely affect our financial results and could also materially and adversely affect our business. The process of evaluating the potential impairment of goodwill and intangible assets is subjective and requires significant judgment at many points during the analysis and includes estimates of our future cash flows attributable to a reporting unit or asset over its estimated remaining useful life. Any changes in our estimates, such as our estimates of the future cash flows attributable to a reporting unit or asset, or a longer or more significant decline in our market capitalization or the macroeconomic environment, could require us to record additional impairment charges which could materially and adversely affect our financial results. See Note 2. Goodwill and Purchased Intangible Assets, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information related to impairment of goodwill and intangible assets.

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

On December 28, 2011, our principal subsidiary, VeriFone, Inc., entered into a secured credit agreement (the "2011 Credit Agreement") consisting of total senior secured credit facilities of $1.5 billion. The 2011 Credit Agreement consists of a Term A loan facility of $919 million (the "Term A Loan"), a Term B loan facility of $232 million (the "Term B Loan") and a revolving credit facility permitting borrowings of up to $350 million (the "Revolving Facility"). These credit facilities were made available (i) to fund a portion of the cash consideration for our acquisition of Point, (ii) to refinance certain existing debt at Point, (iii) to repay all outstanding amounts under our senior secured credit agreement entered into as of October 31, 2006, (iv) to fund an escrow to repay at maturity or upon earlier conversion at the option of the holders thereof our 1.375% senior convertible notes due June 2012, and (v) to pay related fees and expenses as well as for working capital requirements and for other general corporate purposes. As of July 31, 2012, we had outstanding loan balances of $896 million under our Term A Loan, $230 million under our Term B Loan, and $190 million drawn on the Revolving Facility. See Note 5. Financings, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

Following our acquisition of Point and the related entry into the 2011 Credit Agreement, our outstanding indebtedness and debt service obligations are substantial. As of July 31, 2012, we had total indebtedness outstanding of $1.3 billion related to our Term A Loan, Term B Loan and Revolving Facility. Principal payments on our Term A Loan facility are required to be repaid in quarterly installments of the following percentages of the original balance outstanding under the Term A Facility: 1.25% for each of the first eight calendar quarters after the closing date of the Credit Facility on December 28, 2011 through the quarter ending December 31, 2013; 2.50% for each of the next eight calendar quarters through the quarter ending

December 31, 2015 and 5.00% for each of the calendar quarters ending March 31, 2016, June 30, 2016 and September 30, 2016 with the balance being due at maturity on December 28, 2016. The outstanding principal balance of the Term B Loan is required to be repaid in equal quarterly installments of 0.25% with the balance being due at maturity on December 28, 2018. Outstanding amounts may also be subject to mandatory prepayment with the proceeds of certain asset sales and debt issuances and, in the case of the Term B Loan, from a portion of annual excess cash flows (as determined under the 2011 Credit Agreement). See Note 5. Financings, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a schedule of the principal payments due under our financings.

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
Date: September 10, 2012

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