Form 10-K
period 2012-10-31
VERIFONE SYSTEMS, INC.
filed 2012-12-19
CIK 1312073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
Form 10-K
___________________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2012
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of April 30, 2012, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $5.0 billion based on the closing sale price as reported on the New York Stock Exchange.
There were 107,966,110 shares of the registrant’s common stock issued and outstanding as of the close of business on December 7, 2012.
DOCUMENTS INCORPORATED BY REFERENCE

As noted herein, the information called for by Part III is incorporated by reference to specified portions of the Registrant's definitive proxy statement to be filed in conjunction with the Registrant's 2013 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant's fiscal year ended October 31, 2012.

VERIFONE SYSTEMS, INC.
2012 ANNUAL REPORT ON FORM 10-K

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
Actual events or results may differ materially from those expressed or implied in these forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks outlined in Item 1A, Risk Factors, in this Annual Report on Form 10-K. These factors may cause our actual results to differ materially from those expressed or implied in any forward-looking statement.
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.
These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. These risks and other factors include those listed under Item 1A, Risk Factors, in this Annual Report on Form 10-K, and elsewhere in this report, including our disclosures of Critical Accounting Policies and Estimates in Item 7, our disclosures in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, as well as in our consolidated financial statements and related notes. We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform such statements to actual results or to changes in expectations.

PART I

ITEM 1.	BUSINESS

Our Company

VeriFone (VeriFone Systems, Inc.) is a leading global provider of payment solutions that enable secure electronic payment transactions and value-added services at the POS (point of sale). We provide payment solutions and expertise at the POS via merchant-operated, consumer-facing, and self-service systems for, among others, the financial, retail, hospitality, petroleum, transportation, government, and healthcare markets. Since 1981, we have designed and marketed payment solutions that facilitate the long-term shift toward electronic payment transactions and away from cash and checks in both developed and emerging economies worldwide.

Our payment solutions consist of POS electronic payment devices that run our proprietary and third-party operating systems, security, encryption, application, and certified payment software as well as other value-added applications. Our payment solutions are able to process a wide range of payment types, including signature and PIN-based debit cards, credit cards, contactless or RFID (radio frequency identification) cards and tokens, NFC (near field communication) enabled mobile phones, EMV (Europay, MasterCard and VISA) based payment cards, pre-paid gift and other stored-value cards, EFT (electronic funds transfer), check authorization and conversion, signature capture, and EBT (electronic benefits transfer). We design our payment solutions to meet the demanding requirements of our customers. Our payment systems are available in several modular configurations, offering our customers flexibility to support a variety of connectivity options, including various wired and wireless Internet connectivity infrastructures deployed globally. Our proprietary architecture enables multiple value-added applications, such as gift card and loyalty card programs, healthcare insurance eligibility, and time and attendance tracking, to reside on the same system without requiring recertification when new applications are added. We are an industry leader in multi-application payment system deployments and we believe we have the largest selection of certified value-added applications. An increasing number of our electronic payment devices are connected directly to VeriFone-operated processing gateways where we integrate traditional payment and non-payment functionality such as couponing, advertising and mobile NFC-based services for our customers.

In many environments, such as taxi cabs, petroleum dispensers and retail checkout lanes, our payment systems directly face and interact with a consumer and require their attention in order to complete a payment transaction. We have adapted our systems and gateways to capitalize on the time between the initiation and completion of a transaction in order to allow us to present targeted and relevant offers, advertising, and coupons to the consumer through media displays incorporated within our systems. This media-enabled capability brings new opportunities for revenue streams to VeriFone as well as merchants, and offers advertising and content providers with a new, efficient delivery channel.

Services are an increasingly important part of our overall revenue mix. We offer more traditional services that span different aspects of the payments ecosystem, including equipment repair and maintenance, gateway processing, remote terminal management, software post-contract support, customized application development, helpdesk services, customer service, warehousing and encryption or tokenization. We also offer full-service solutions, such as our Point's "All in One" payment solution (also referred to as "Payment-as-a-Service"), as well as end-to-end estate management services. In addition, we offer more market-specific services such as our GlobalBay mobile retailing software, LIFT retail services deployed at gas stations and convenience stores, and our digital media solutions, which utilize media-enabled equipment to display digital content, such as our VNET (VeriFone digital network), in taxis and at gas station petroleum dispensers. We also offer our customers technical support for our installed payment systems, consulting and project management services for system deployment, and customization of integrated software solutions.

Our customers include, among others, financial institutions, payment processors, petroleum companies, large retailers, taxi fleets, transportation agencies, government organizations, healthcare companies, quick service restaurants, advertisers and media companies. We also sell to distributors, resellers, system integrators and ISOs (independent sales organizations that focus on re-sale to small merchants) who resell our products. Increasingly, we are engaging with non-traditional industry participants, such as alternative payment companies, mobile phone operators, mobile wallet providers, coupon/offer providers, and social media networks, who desire access and integration with our payment solutions at the POS to deliver their services and utilize sales and shopper related data.

Our Company History

VeriFone, Inc., our principal operating subsidiary, was incorporated in 1981. Shortly afterward, we introduced the first check verification and credit authorization device ever utilized by merchants in a commercial setting. In 1984, we introduced the first mass market electronic payment system intended to replace manual credit card authorization devices for small merchants. VeriFone, Inc. became a publicly traded company in 1990 and was acquired in 1997 by HP (Hewlett-Packard Company), which operated it as a division until July 2001, at which time HP sold VeriFone, Inc. to Gores Technology Group, LLC, a privately held acquisition and investment management firm, in a transaction led by our Chief Executive Officer, Douglas G. Bergeron. In July 2002, Mr. Bergeron and certain investment funds affiliated with GTCR (GTCR Golder Rauner, LLC), a private equity firm, led a recapitalization in which VeriFone Systems, Inc. was organized as a holding company for VeriFone, Inc., and GTCR-affiliated funds became our majority stockholders. We completed our initial public offering on May 4, 2005. In June 2009, the GTCR-affiliated funds ceased to be beneficial owners of 5% or more of our outstanding common stock.

Since becoming a public company in 2005, we have grown both organically and through strategic acquisitions that have expanded our product and service offerings and increased our geographic reach.

In November 2006, we acquired Lipman (Lipman Electronic Engineering Ltd.), a provider of electronic payment systems headquartered in Israel.

In December 2010, we acquired certain business assets and liabilities of Gemalto N.V.'s e-payment terminals and systems business unit, which primarily serviced customers located in the Middle East, South Africa, and India.

In June 2011, we acquired all of the outstanding shares of Destiny Electronic Commerce (Proprietary) Limited, which traded as CSC. CSC, previously one of our distributors, brought to us payment technologies, services, and solutions at the POS for banking, retail, and petroleum, providing value-added services and end-to-end estate management services and tools in Sub-Saharan Africa and the Indian Ocean Islands. We also gained CSC's range of software applications for compliance with card industry specifications and standards.

In August 2011, we completed our acquisition of Hypercom (Hypercom Corporation), a global provider of electronic payment solutions and value-added services at the POS to, among others, banks and other financial institutions, processors, large scale retailers, smaller merchants, quick service restaurants, and users in the transportation, petroleum, healthcare, prepaid, and self-service markets. Immediately prior to the acquisition, Hypercom divested its businesses in the U.S., United Kingdom, and Spain to independent third parties. Following the acquisition, Hypercom became our wholly-owned subsidiary.

In November 2011, we acquired Global Bay Mobile Technologies, a U.S.-based provider of next-generation mobile retail solutions and applications that leverage existing POS, e-commerce, and traditional store systems in the retail environment, such as applications that enable use of handheld tablets or portable devices to provide personalized services anywhere in a store or enable real-time visibility to inventory across an enterprise.

In December 2011, we completed our acquisition of Point (Electronic Transaction Group Nordic Holding AB), a Swedish company operating the Point International business. Point was previously one of our distributors and is Northern Europe's largest provider of payment and gateway services and solutions for retailers. Following the acquisition, Point became our wholly-owned subsidiary.

In January 2012, we acquired San Francisco-based ChargeSmart (ChargeSmart Smart, Inc.), which offers online payment solutions for consumers and billers. Following the acquisition, we re-branded ChargeSmart as VeriFone Commerce Solutions, Inc.

In March 2012, we acquired LIFT (LIFT Retail Marketing Technology, Inc.), a provider of a digital marketing system that integrates with retail POS systems in the convenience store and petroleum markets. LIFT is based in Atlanta, Georgia.

Our Industry

The electronic payment solutions industry encompasses systems, software, and services that enable the acceptance and processing of electronic payments for goods and services and provide other value-added functionality at the POS. The electronic payment system is an important part of the payment processing infrastructure. We believe that current industry trends, including the continuing global shift toward electronic payment transactions and away from cash and checks, the rapid penetration of electronic payments in emerging markets as those economies modernize, the increasing proliferation of Internet connectivity and wireless communication, and an increasing focus on security to combat fraud and identity theft, will continue to drive demand for electronic payment systems.

The electronic payment system serves as the interface between consumers and merchants at the POS and with the payment processing infrastructure. Traditional electronic payment systems capture critical electronic payment data, secure the data through sophisticated encryption software and algorithms, and route the data across a range of payment networks for processing, authorization, and settlement. Payment networks include credit card networks, such as Visa, MasterCard, and American Express, that route credit card and signature-based debit transactions, as well as EFT networks, such as STAR, Interlink, and NYCE, that route PIN (personal identification number) based debit transactions. In a traditional electronic payment transaction, the electronic payment system first captures and secures consumer payment data from one of a variety of payment types, such as a credit or debit card, smart-card, contactless or RFID card, or mobile phone. Consumer payment data is then routed from the electronic payment system to the appropriate payment processor and financial institution for authorization. Finally, the electronic payment system receives the authorization to complete the transaction between the merchant and consumer.

In many markets around the world, electronic payment systems are becoming increasingly more complex due to a number of technology factors and market forces that parallel the overall macro trend of interconnected devices and convergence of online and offline commerce. In large part due to its physical positioning, proximity to the consumer, and integration with the retail system, the payment system itself is becoming a richer point of interaction and a hub that integrates multiple payment and non-payment related services.

Industry Trends

Our industry's growth continues to be driven primarily by the shift to electronic payments and away from cash and checks, the increasing mobility of payment systems, a growing emphasis on contactless payments, the emergence of payments initiated by consumers through mobile wallets, the development of self-service payment systems, the growth of media-enabled payment solutions, and continued focus on security to reduce fraud and identity theft. In the U.S., we expect that our industry's growth may also be driven by the potential shift to EMV smartcard-based payments. We believe that all these trends will continue to drive demand for electronic payment systems in the future.

Shift to Electronic Payments

Certain regions, such as Eastern Europe, Latin America, and Asia, currently have relatively low rates of electronic payments, but are experiencing a growing number of such transactions. The adoption of electronic payments in these regions is driven primarily by economic growth, infrastructure development, support from governments seeking to modernize their economies and to encourage electronic payment transactions as a means of improving tax collection, and the expanding presence of Internet connectivity.

Mobile Technologies

Broadband Internet connectivity provides faster transmission of transaction data at a lower cost than traditional dial-up Internet connectivity, enabling more advanced payment and other value-added applications at the POS. Major telecommunications carriers have expanded their communications networks and lowered fees, which allows more merchants to utilize broadband Internet connectivity at the POS more cost-effectively. The faster processing and lower costs associated with broadband Internet connectivity have opened new markets for electronic payment systems, including many that have been primarily cash-only industries.

New portable electronic payment solutions are being developed to increase transaction processing speed, throughput, and mobility at the POS, and offer significant security benefits by enabling consumers to avoid relinquishing their payment cards. A portable device, such as our PAYware Mobile Enterprise, can be presented to consumers to allow them to pay at the table in full-service restaurants or to pay in other environments, such as outdoor arenas, pizza delivery, taxi cabs, farmers' markets, and anywhere within the merchant's store. Our PAYware Mobile Enterprise payment solution works with certain smartphones and tablets to provide merchants with a portable payment system within the store that provides for “end-to-end” encryption of the card data being processed, which is designed to ensure the card data is protected at all times.

The increased use of wireless Internet connectivity is increasing demand for compact, easy-to-use, and reliable payment solutions that can connect to the Internet wirelessly. The flexibility, ease of installation, and portability of wireless payment solutions make this technology an attractive and often more cost-effective alternative to more traditional payment solutions that typically must be located at a cash register and require a physical cord to connect to the Internet.

Contactless Payments

Payments initiated via NFC technology continue to grow in popularity with trials, pilots, and rollouts taking place. Contactless payment credentials can be in the form of credit cards, key fobs, or other devices that use radio frequency to communicate with the POS system. This contactless acceptance infrastructure is not only capable of reading cards, key fobs, or token-based RFID payment media, but is also compatible with payments initiated via mobile phones using NFC technology. NFC technology goes beyond the exchange of payment credentials supported by contactless payment cards by implementing a bi-directional communication protocol between the consumer's NFC enabled device and the retailer's payment system. Bi-directional exchange of content enables value-added services such as loyalty programs, alternative payment schemes, offer and coupon issuance and redemption, electronic receipt distribution, and item level data capture.

Payments Initiated By Consumers Through Mobile Wallets

Mobile phone-initiated payments through "mobile wallets" have garnered significant industry attention, and there are a number of pilot programs around the world that accept mobile wallets. Mobile wallets allow the consumer to pay for goods and services, while providing access to value-added services such as instantly redeemable coupons, electronic receipt data, alternative payment schemes, and other applications. A number of different technological implementations are currently being tested, such as NFC, 2D barcodes, high-frequency sound, or simply paying with your name or phone number. All of these applications require changes to the POS infrastructure to operate effectively within existing payment systems and processes to provide merchants and consumers with a seamless experience.

Recently, industry leaders have launched several important initiatives intending to drive mobile payments acceptance into the merchant community. For example:

In November 2010, the three largest U.S. mobile network operators, AT&T, Verizon, and T-Mobile, announced a joint venture branded "Isis". Isis's stated goal is “to build a nationwide mobile commerce network utilizing smartphone and near-field communication (NFC) technology.” Isis has continued to gain momentum as it initiated partnerships to commercialize its NFC mobile wallet solution. In March 2012, we announced that we are working with Isis to integrate the Isis Mobile Commerce Application in our current and future NFC-enabled payment systems.

In September 2011, “Google Wallet” (which Google announced in May 2011) went live. This proof of concept is designed to be compatible with any existing contactless reader already deployed for payment. In addition, certain large retailers in the U.S. have worked closely with us and Google to implement “Single Tap” functionality that allows the consumer to automatically pay and redeem a coupon via a single tap of their phone on our NFC-enabled payment systems installed at those merchants' locations. In August 2012, Google released version 2.0 of the Google Wallet application. It allows consumers to load any of their credit and debit cards into their Google Wallet.

In September 2011, PayPal announced a comprehensive strategy to become a mainstream payment brand at brick and mortar retail locations by providing consumers with the ability to access their PayPal “cloud-based” account through a variety of mechanisms.

In May 2012, we announced that we are working with PayPal to increase PayPal wallet acceptance at large retailers across the U.S.

To deliver the most user friendly and comprehensive mobile wallet experience to consumers at the POS, the Google, Isis and PayPal mobile payment initiatives require the merchant to deploy state-of-the-art NFC-enabled payment devices in their checkout lanes. Certain of our existing payment systems that are already installed at merchant locations may be easily upgraded to support these, and other, NFC- and non-NFC-enabled mobile wallet payment schemes.

Self-Service Payment Systems

EMV is the  global interoperability standard administered by Visa, MasterCard, American Express, Discover and JCB, for the use of chip based credit/debit cards, and has been adopted by the majority of issuers and acquirers internationally for several years.  In our International segment, the growth in EMV transactions that require consumers to enter a PIN code has had an effect on all aspects of the payment acceptance infrastructure, including self-service market segments. Self-service applications, such as automated ticketing machines, self-order kiosks, bill payment, product vending, telephone calling card top-up, and self-checkout applications that historically relied on a simple magnetic stripe reader to process credit and debit payments now require complex and secure payment systems to interact with the consumer safely and securely. Due to the complexities involved in developing compliant, secure, and certified payment solutions, many self-service vendors have turned to traditional payment system vendors such as us to provide easily integrated and pre-certified payment modules to enable the future of electronic payments in these environments.

Media Enabled Payment Solutions

The increasing number of media-enabled payment solutions is allowing merchants and content providers to engage consumers at the POS particularly at the moment of a purchasing decision. The time between the initiation and completion of a transaction on a media-enabled payment solution, such as those located in a taxi or at a petroleum dispenser, can be used to present targeted digital media content, advertising, relevant offers, coupons, and other related content to the consumer, as well as to allow merchants to utilize certain data related to such transactions to allow them to better service their customers.

Security to Reduce Fraud and Identity Theft

Security is a driving factor in our industry, as organizations that want to accept electronic payments endeavor to meet ever-escalating governmental requirements related to the prevention of identity theft as well as operating regulation safeguards issued by the credit and debit card associations, members of which include Visa International, MasterCard Worldwide, American Express, Discover Financial Services, and JCB Co., Ltd. These card associations have established the PCI SSC (Payment Card Industry Security Standards Council) to oversee and unify industry standards in the areas of payment card data security, known as PCI standards, which consist of PTS (PIN Transaction Security), the PCI-DSS (PCI Data Security Standard) for enterprise data security, and the PA-DSS (Payment Application Data Security Standard) for payment application data security. These standards continually evolve to become more stringent and increasingly dependent on complex hardware-based measures to protect all payment related data.

The continuous evolution of industry security standards drives recertification and replacement of electronic payment systems, particularly in Europe and the U.S. In order to offer electronic payment systems that connect to payment networks, electronic payment system providers must certify their products and services with card associations, financial institutions, and payment processors and comply with government and telecommunications company regulations. This certification process may take up to twelve months to complete. See Item 1, Business-Industry Standards and Government Regulations, for a more detailed description of these standards and regulations.

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

The current industry-wide response to this threat is to set site security policies across all enterprise systems. This approach is difficult and costly due to the complexity of most retail IT (Information Technology) environments, and is unlikely to guarantee protection against data breaches. Furthermore, any system change, no matter how small, may be costly and time consuming to retailers as modification of any portion of the POS system usually requires end-to-end re-certification. Recognizing this, the PCI SSC recently published the new P2P CHD security guidelines governing point-to-point encryption of cardholder data which aim to protect the data at its source, removing many of the critical dependencies described above by placing emphasis on the security of the payment device itself to protect cardholder data.

The recent practice of utilizing smartphones and tablet computers as payment acceptance devices is another industry trend that has elevated payment security concerns. To address the new risks associated with this practice, in September 2012 the PCI-SSC released The PCI Mobile Payment Acceptance Security Guidelines. In these guidelines, the PCI-SSC states that "mobile devices may have a broader set of functionalities than standard desktop and laptop computers, resulting in more security vulnerabilities." The PCI-SSC lists as its first objective to "prevent account data from being intercepted when entered into a mobile device. This can be accomplished via a validated PCI P2PE solution." This new standard acknowledges that general purpose consumer electronic devices like smartphones and tablets do not provide adequate protection of cardholder information and stipulates that proper deployment of these applications can only be accomplished when they are used in conjunction with secure devices which meet PCI-PTS, PCI-DSS and PA-DSS standards.

EMV Smartcard-based Payments in the U.S.

EMV, the global interoperability standard administered by Visa, MasterCard, American Express, Discover and JCB for the use of chip based credit/debit cards, has been in widespread use in most major international markets for nearly a decade, having been adopted by a the majority of issuers and acquirers globally for several years.  The U.S. stands out at as the last major country that has yet to fully migrate the EMV standard. Visa recently announced incentives for U.S. merchants to migrate their infrastructures towards EMV-compliant smartcard and contactless or NFC-capable POS systems, leading to a mandate that includes a liability shift to non-compliant merchants effective October 1, 2015. Important milestones of this program include:

•
Effective October 1, 2012, Visa eliminated the requirements for eligible merchants to annually validate their compliance with the PCI-DSS for any year in which at least 75 percent of the merchant's Visa transactions originate from smartcard and NFC-enabled POS systems.

•	Visa will require U.S. acquirer processors and sub-processor service providers to support merchant acceptance of chip transactions by April 1, 2013.

•	Effective October 1, 2015, Visa will institute a U.S. liability shift for domestic and cross-border counterfeit card-present POS transactions, moving liability to merchants that are not EMV compliant.

We believe that Visa’s announcement may represent the beginning of a shift in the U.S. away from the less secure magnetic stripe infrastructure towards more secure contact, contactless and NFC-based payments similar to the shift that took place in Europe. Such a shift would likely result in an ongoing upgrade and replacement cycle for payment systems in the foreseeable future. MasterCard and American Express have also both announced similar programs with timelines similar to Visa's.

Products and Services

Our System Solutions

Our system solutions are available in several modular configurations, offering our customers flexibility to support a variety of consumer payment and connectivity options, including wireline and wireless Internet connectivity. Unlike traditional ECRs (Electronic Cash Registers), our systems typically face the consumer and allow the shopper to keep possession of their card, enter a PIN, sign their name electronically, or tap their NFC enabled phone or contactless card to complete a payment. These consumer-facing functions require that our systems meet stringent industry security mandates designed to protect this highly sensitive information.

Countertop

Our countertop electronic payment systems accept magnetic, smart card, contactless or RFID cards, and NFC-enabled payment options, and support credit, debit, check, EBT, and a full range of pre-paid products, including gift cards and loyalty programs. Our countertop solutions are available under the VX and Optimum solutions brands. Our most recent generation, VX Evolution, incorporates technologies such as high performance 32-bit ARM microprocessors, high resolution graphic displays, touch screen navigation, dramatically increased storage capacity, PCI-PTS v3.0 security approvals and fully integrated NFC technology. VX Evolution product line extensions target the high-end countertop broadband and wireless Internet solutions for financial, retail, multi-lane retail, hospitality, government, and healthcare market segments. Our Optimum product line is similar in functionality to our VX product line, but is differentiated ergonomically, as well as possessing unique software certifications and capabilities. We market and sell the Optimum product line in certain international markets. Optimum extends our ability to reach more merchants through incremental sales channels in the same geographies. We design our products in a modular fashion to offer a wide range of options to our customers, including the ability to deploy new innovations at minimal cost as technology standards change. Our electronic payment systems are designed to easily integrate with a full range of optional external devices, including secure PIN pads, check imaging equipment, barcode readers, contactless or NFC readers, and biometric devices. Our secure PIN pads support credit and debit transactions, as well as a wide range of applications that are either built into electronic payment systems or connect to ECRs and POS systems. In addition, we offer an array of certified software applications and application libraries that enable our countertop systems and secure PIN pads to interface with major ECR and POS systems.

Mobile

We offer a line of mobile solutions that support Internet-based CDMA, GPRS, Bluetooth, and WiFi technologies based on our VX Evolution and Optimum platforms for secure, “always on” connectivity. We expect that market opportunities for mobile solutions will continue to be found in developing countries where wireless telecommunications networks are being deployed at a much faster rate than wireline networks. We have leveraged our wireless system expertise to enter into new markets for electronic payment solutions such as the emerging pay-at-the-table market solutions for full-service restaurants and systems for transportation and delivery segments where merchants and consumers are demanding secure payment systems to reduce fraud and identity theft.

Solutions such as our PAYware Mobile Enterprise hardware and secure gateway services provide hardware security and remote management capabilities that we believe are critical to enabling widespread adoption of smartphones and tablet-based solutions in the retail enterprise. Smartphones and tablets based on the popular Apple iOS and Google Android operating systems are increasingly being utilized to conduct payment transactions and enable new mobile retailing solutions for merchants. At the same time, concerns have been raised by the PCI SSC regarding their suitability as payment acceptance devices due to their inherently open architecture. The PCI SSC recently announced its recommendations regarding how to appropriately secure transactions on these types of devices, including mandates to only utilize card readers that provide hardware-based encryption of all cardholder information prior to entry into the mobile device, which is available through PAYware Mobile Enterprise.

Multimedia Customer Facing

We offer a line of products specifically designed for consumer-facing functionality at the POS. Our consumer facing solutions are offered under our MX Solutions brand. These products include large, easy-to-read color graphic displays, user-friendly interfaces, ECR interfaces, durable key pads, signature capture functionality, and other features that are important to serving customers in a multi-lane retail environment. For example, our signature capture devices allow a merchant to automatically store signatures and transaction data for fast recall, and the signature image is time stamped for fraud prevention. Our MX solutions also feature a modular hardware architecture that allows merchants to introduce capabilities such as contactless or NFC. Our consumer-facing system solutions also enable merchants to display advertising, promotional content, loyalty program information, and electronic forms in order to market products and services to consumers at the POS. We have extended our product portfolio to support these same features in self-service market segments such as taxis, parking lots, ticketing machines, vending machines, gas pumps, self-checkout, and quick service restaurant markets.

Contactless

We offer a variety of contactless or NFC payment solutions across multiple product lines, specifically designed for consumer-facing transactions utilizing contactless cards, tokens, or NFC-enabled mobile phones. These product solutions include integrated, modular, and stand-alone contactless readers for both indoor and outdoor payment system solutions. Our contactless payment solutions are certified in accordance with industry standards maintained by EMVCo (EMVCo LLC, a smart card standards organization operated by American Express, MasterCard, Visa and JCB that has prescribed specifications for electronic payment systems to receive certifications for smart card devices and applications) and major card associations, including Visa, MasterCard, American Express, and Discover Financial Services. In addition, we have adapted several of these contactless payment systems to include acceptance of regional contactless card solutions required by our customers. Our contactless platform is designed to be consistent across its entire product portfolio and provides a critical degree of isolation between the various contactless and NFC applications. Each of the major card brands has a unique contactless application that is separately certified by a third party laboratory and managed independently. In addition, each NFC mobile wallet provider likewise has a unique application that must co-exist with the card brand contactless applications. When added together, the average payment system in the future will likely need to support six to eight unique contactless and NFC applications, thus illustrating the need for a sophisticated platform and managed services infrastructure such as those we offer.

Petroleum

Our family of products for petroleum companies consists of integrated electronic payment systems that combine electronic payment processing, fuel dispensing, and ECR functions, as well as secure payment systems for integration with leading petroleum pump controllers and systems. These products are designed to meet the needs of petroleum company operations, where rapid consumer turnaround, easy pump control, and accurate record keeping are imperative. These products allow our petroleum company customers to manage fuel dispensing and control, and enable “pay at the pump” functionality, cashiering, store management, inventory management, and accounting for goods and services at the POS. They are compatible with a wide range of fuel pumps, allowing retail petroleum outlets to integrate our systems easily at most locations. We have expanded this suite of products with our Secure PumpPAY range of high security self-service devices and related software products targeted at integration with petroleum dispensers in domestic and international markets. Our Secure PumpPay is a highly secure payment module designed to retrofit existing petroleum dispensers with state-of-the-art secure payment capabilities. We have also introduced our PAYmedia service that leverages the large color screen of Secure PumpPay and our VNET media platform to enable paid digital advertising and couponing applications at the petroleum dispenser that can offset the cost of the security upgrade for the operator and offer the possibility of an ongoing shared advertising revenue stream with the operator. Our VNET at the Pump media platform delivers short-form video and digital coupons at eye-level displays at the petroleum dispenser, engaging consumers actively involved in a purchase. PAYmedia creates an ideal environment to move consumers inside the station for special offers, build general awareness or drive traffic around key locations with highly localized messaging.

Server-based Payment Processing Software and Middleware

Our server-based software allows merchants to integrate advanced payment functionality into PC-based and other retail systems seamlessly. These products handle the business logic steps related to an electronic payment transaction (credit, debit, gift, and loyalty), including collection of payment-related information from the consumer and merchant, and communication with payment processors for authorization and settlement. These solutions also enable the functionality of peripherals that connect to PC-based electronic payment systems, including consumer-facing products such as secure PIN pads and signature capture devices. Our PAYware software product line, consisting of server-based, enterprise payment software solutions, now includes card acceptance and merchant acquiring solutions (PCCharge, PayWare PC, PAYware Merchant, PAYware Transact), POS integration software (PAYware Link and PAYware Link LE), value-added payment solutions (PAYware Gift and PAYware Prepay), and card management systems for issuers and acquirers (PAYware CMS).

Self-Service Payment Solutions

We offer a line of secure payment hardware and software integration modules designed to enable self-service solutions such as vending machines, ATMs (automatic teller machines), ticketing kiosks, petroleum dispensers, public transportation turnstiles and bus ticketing, self-checkout, bill payment, and photo finishing kiosks to securely begin accepting magnetic stripe, EMV chipcard or contactless and NFC payment schemes. These solutions leverage our widely adopted VX, MX, and Artema Modular Solutions security architecture, developer tools and an extensive developer network enabling our global customer base to leverage existing certified payment applications or easily provide customized solutions for unique self-service environments. Designed for both indoor and outdoor use in harsh environments, these components easily integrate with existing self-service solutions and securely segregate payment processing from the system of the host device.

Retail Bank Branch Solutions

Our MX retail banking solutions provide banks with ways to instantly identify customers, streamline teller transactions, quickly create digital documents with electronic signatures, promote additional bank services, and automate the loan desk. Implementing signature capture helps to reduce paperwork associated with signed documents and facilitate the collection of biometric signature data for subsequent analysis. MX solutions also provide banks with an interactive and cost-efficient platform to promote the bank's brand and in-store products and services to customers using targeted and rich media.

Mass Transportation Solutions

Transportation systems worldwide represent a key area that is currently not utilizing electronic payments broadly. In conjunction with our partners, we are driving development of new wireless solutions for areas such as subway turnstiles and bus ticketing, and self-service solutions in areas such as mass transit and parking. Our TransitPAY solution enables bus tracking via real-time information, with the added benefit of supporting future fare payment applications across a common “open standards” hardware platform. TransitPAY provides real-time bus location details that can be shared with riders via SMS text message, website, or bus shelter display to alert them of the next bus's arrival time.

Network Access Solutions

Our network access solutions are designed and customized to support the unique requirements of the electronic transaction industry by providing networking hardware technology and the communications infrastructure necessary to achieve connectivity within the POS environment. We offer two distinct network access solutions tailored to meet the needs of customers who are trying to either extend the life of their existing networks or those who are in the process of building out state-of-the-art, high-speed, high availability access to their processing infrastructure. Our IENs (Integrated Enterprise Networks) are designed to reduce operating costs, protect investments in current legacy networks and work on a wide range of standard network technologies and protocols, such as X.25, frame relay, SNA and TCP/IP. Our NACs (Network Access Controllers), known as MegaNAC (Mega Network Access Controller) and IntelliNAC (Intelligent Network Access Controller), are intelligent communications devices that provide a wide range of digital and analog interfaces, line and data concentration, protocol conversion and transaction routing among other features. Our NAC's are offered with IntelliView, an enterprise-level system that provides the tools needed to manage POS solutions relying on NAC networks for transport of electronic payment transaction data and other related data.

GlobalBay Mobile Retail Software

Our GlobalBay mobile solutions engage customers with personalized interaction and additional POS options, providing added convenience without adding additional sales associates. Deployed in conjunction with our PAYware Mobile Enterprise hardware solutions, an Apple iPad® 2 or higher, iPhone® or iPod Touch® can become a fully capable and secure mobile POS device. GlobalBay software is designed to maximize the retailer's investment in such mobile devices, offering a comprehensive range of applications to improve multiple facets of the retailer's operations. Our GlobalBay mPOS module extends the retailer's current POS system to these mobile devices, creating selling opportunities anywhere in the store while providing the same functionality as fixed cash registers as well as such advanced functionality as bar code scanning, price lookup, promotions and acceptance of all forms of electronic payments. Our GlobalBay Clienteling module provides a single, centralized solution for retailers to manage all aspects of customer relations by allowing the merchant to access customer history, preferences and buying habits anywhere in the store. Our GlobalBay mInventory module extends existing inventory system functionality to mobile devices, and our GlobalBay mLookup module provides store associates with real-time access to pricing and inventory data.

Our Services

Services are an increasingly important part of our overall revenue mix, accounting for over 28.2% of net revenues in our fiscal year ended October 31, 2012. Our growing array of service offerings span many different aspects of the payments ecosystem, including equipment repair and maintenance, advertising, gateway processing, remote terminal management, software maintenance, customized application development, helpdesk, customer service, encryption or tokenization, and more recently our "All-in-one" payment solution and value-added cloud software offerings.

Payment-as-a-Service

Through our wholly-owned Point subsidiary, we are the leading provider of electronic payment solutions in Northern Europe, focused on providing comprehensive payment services to merchants. Point serves businesses, from small shops to multi-national retail chains that require multi-channel payment capabilities, as well as hotels, restaurants, business-to-business customers, and more. Point historically has served nine European countries, primarily in the Nordic and Baltic regions, but also the United Kingdom and France. With a customer base of over 250,000 individual businesses, representing nearly 700,000 points of sale, Point operates the largest payment system network in Europe. Leveraging the expertise gained from the Point management team and our well-established global infrastructures, we have begun the expansion of these All-in-one payment solutions into other regions.

These payment solutions offer complex and secure features and functions, typically bundled into packages of multiple products and services we refer to as "Basic", "Premium", and "Premium-Plus." Our bundling strategy offers the potential for incremental upgrades to more advanced features and functions as a retailer's business, or the payments industry evolves. Our product and service bundles are comprised of different individual components that together create a seamless solution for the merchant. For example, the electronic payment devices included in these bundles range from mobile devices to stand-alone devices to fully integrated devices that are designed to serve particular customer needs, such as:

•	small kiosks and neighborhood stores with limited space;

•	large retail chains with multi-lane checkouts;

•	restaurants, bars and other hospitality businesses;

•	clinics, hospitals, and other healthcare facilities;

•	transit modes, including buses, taxis, trains, and airlines;

•	hotels, motels, cruise ships, and other hospitality venues; and

•	ticket or vending machines.

Warranty and Repair

Our payment devices generally carry a standard one-year warranty. For repairs of defective devices covered by such warranties, we either repair or replace the devices at no charge to the customer, except for certain shipping and related costs. For repairs of defective devices not covered by such warranty, we offer repair services in many countries or customers may use our authorized service centers to repair the device.

Managed Services

We support our installed base by providing payment system consulting, deployment, on-site and telephone-based installation and training, 24-hour helpdesk support, repair, replacement of impaired system solutions, asset tracking, and reporting. We provide a single source of comprehensive management services providing support primarily for our own system solutions. Our services address many system configurations, including local area networks, leased-line, and dial-up environments. We also offer customized service programs for specific vertical markets in addition to standardized service plans, per incident repair services and annual software maintenance on some of our licensed software products.

Customized Application Development

We provide specific project management services for turn-key application implementations. Our project management services include all phases of implementation, including customized software development, procurement, vendor coordination, site preparation, training, installation, follow-on support, and legacy system disposal. We also offer customer education programs as well as consulting services regarding selection of product and payment methodologies and strategies such as debit implementation. We believe that our client services are distinguished by our ability to perform mass customizations for large customers quickly and efficiently.

VeriFone Media

VeriFone Media is our content delivery business. Advertisers pay us to display their digital advertising content on video screens that we place in the passenger compartment of a taxi or on a petroleum dispenser, or to display their advertising content on a taxi top mounted billboard or elsewhere on a taxi such as with wraps or other taxi staging. Digital advertising content in taxis and at petroleum dispensers is delivered via our VNET media platform alongside certain digital video content provided by NBC in the U.S. and Sky in the United Kingdom. This content includes local news, weather, traffic and public service messages. Our VNET media platform leverages the engagement with the POS and the dwell time in taxis and at petroleum dispensers. With our highly flexible platform, VeriFone Media allows geotargeting, dayparting, audience segmentation, and a host of custom solutions for advertisers and marketers of all sizes.

Taxi Payments

We provide an integrated suite of hardware, software and services to the taxi industry. In-taxi equipment we provide includes secure electronic payment acceptance devices, GPS navigation, wireless communications, and fleet management control units. All payment transactions originated in the taxi are sent wirelessly through our secure payment gateway and generally we earn a service fee related thereto. Our solution also provides the fleet office with a total view of revenues, fleet efficiency, and vehicle operation.

Our taxi payment solutions are currently deployed in multiple U.S. cities, including New York City, Philadelphia, Boston, Chicago, Las Vegas, Miami, Baltimore, and Fort Lauderdale. International installations can be found in London, South Africa and Turkey. Our taxi solutions are designed to address the needs of taxi fleets of any size, as well as independent taxi owners.

Cardholder Data Security Software

We offer merchants the VeriShield Protect software solution to protect sensitive consumer magnetic stripe data captured from credit and debit cards at the POS. VeriShield Protect encrypts consumer card data at the moment it is swiped, before it enters the retailer's POS system, and maintains that protection until it is outside of the merchant's infrastructure, effectively ensuring that the merchant systems do not handle unencrypted consumer data. VeriShield Protect employs proprietary technology designed to mask the encrypted data in a manner that does not require changes to currently installed POS systems and applications, making adoption of this highly secure solution simple and cost effective for merchants. VeriShield Protect aids merchants in achieving certification for data security standards set forth by the PCI SSC, also adding an additional layer of protection not currently mandated by performing end-to-end encryption using proven secure tamper resistant security module technology. VeriShield Protect is currently available on our VX and MX Solutions product lines. In the U.S., major credit card processors who handle nearly 80% of all domestic credit card volume have adopted VeriShield Protect, effectively making it the de facto standard for the encryption of card data at the POS in the U.S.

Technology

We have developed the following core technologies that are essential to the creation, delivery, and management of our system solutions. We believe these technologies are central to our leadership position in the electronic payment solutions industry.

Platform Architecture

Our secure, multi-tasking, multi-application platform architecture consists of an ARM System-on-Chip, our proprietary operating systems, proprietary security system, multi-application support, data encryption technologies, and file authentication technologies. The combination of these technologies provides an innovative memory protection and separation scheme to ensure a robust and secure operating environment, enabling the download and execution of multiple applications on an electronic payment system without the need for recertification.

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

Our consumer-facing and self-service payment system solutions also incorporate a commercial Linux operating system that we have customized to include the security, application resources, and data communication capabilities required in these payment systems. The Linux operating system was chosen for functionality, adaptability, and robustness as well as the readily available development tools for graphical user interface and multi-media content applications.

Libraries and Development Tools

We believe that by delivering a broad portfolio of application libraries and development tools to our large community of internal and third-party application developers, including certain pre-certified software libraries that can be integrated into third-party applications without the need to further take those applications through the card brand certifications for these functions, we are able to significantly reduce the time to obtain certification for our system solutions. We provide a set of application libraries, or programming modules such as smart card interfaces, contactless card and NFC phone interfaces, and communications drivers with defined programming interfaces that facilitate the timely and consistent implementation of our multi-application system solutions. Further, we maintain a high level of application compatibility across platforms, facilitating the migration of applications to future system solutions.

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

Application Framework

Our SoftPay application framework contains a comprehensive set of pre-certified software modules enabling rapid configuration and delivery of merchant-ready applications for payment processors and financial institutions. We have configured SoftPay for use in a broad range of vertical markets including retail, restaurants, lodging, and rental services. SoftPay supports our comprehensive range of wired and wireless Internet connectivity technologies, including Ethernet, CDMA, GPRS, WiFi, and Bluetooth options.

Remote Terminal Management Systems

Many retailers, merchants, and processors require centralized terminal management systems to automate the deployment and maintenance of electronic payment systems. Common capabilities include software downloads, application management, remote diagnostics, status monitoring, and information reporting. For a monthly fee, we offer integrated terminal management services including gateway, mobile wallet, encryption, remote key loading, and other services. We currently offer these services on an assortment of terminal management systems, each associated with specific terminal models, including: VeriCentre, PAYWare Vision, TermMaster, eTMS, MagIC Management System, and Nurit Control Center. In 2012, we introduced the next generation terminal management system, VeriFone HQ Estate Management System or VHQ. VHQ is designed to securely enable automated management of existing and emerging payment terminal services. It initially replaces PAYware Vision and will consolidate over time our current family of terminal management systems to enable a single point of management for mixed terminal estates. As the market transitions from a more traditional use of our electronic payment systems to a more dynamic use with mobile wallets, EMV, advertising, and other features, this solution is designed to meet the changing needs of the market.

Customers

Our customers include, among others, financial institutions, payment processors, petroleum companies, large retailers, taxi fleets, transportation agencies, government organizations, healthcare companies, quick service restaurants, advertisers and media companies. We also sell to distributors, resellers, system integrators, and ISOs who resell our products. The percentage of net revenues from our ten largest customers is as follows:

	Years Ended October 31
	2012	2011	2010
Percentage of net revenues from our ten largest customers	22.8%	27.4%	26.7%

For fiscal years 2012, 2011 and 2010, no single customer accounted for more than 10% of our total net revenues. In fiscal year 2012, no single customer accounted for more than 10% of our net revenues in either of our two reportable segments. During fiscal years 2011 and 2010, Cielo, S.A. and its affiliates accounted for approximately 12.4% and 12.5% of our International segment net revenues, and First Data and its affiliates accounted for approximately 13.0% of North America segment net revenues in both years.

At October 31, 2012, no single customer accounted for more than 10% of our total net accounts receivable. At October 31, 2011, Cielo S.A. and its affiliates accounted for approximately 10.0% of our total net accounts receivable.

Sales and Marketing

Internationally, we have historically relied upon distributors to represent us in countries or geographies where we did not have a direct presence. During fiscal years 2012 and 2011, we have expanded the number of countries where we maintain offices, in part through our recent acquisitions.

Through our Point subsidiary, we provide electronic payment solutions, consultation, installation, and support directly to merchants and other businesses, including restaurants, hotels, and multinational retail chains requiring multi-channel payment capabilities. In the future, we plan to expand the Payment-as-a-Service solution to markets outside Point's historic geographic footprint.

Our North American sales teams are focused primarily on financial institutions, payment processors, third-party distributors, and value-added resellers, and on specific vertical markets, such as multi-lane retail, petroleum, restaurants, bank branches, self-service payment systems, government, transportation, taxi fleets, healthcare and digital content providers. Typically, each sales team includes a general manager or managing director, account representatives, business development personnel, sales engineers, and customer service representatives with specific vertical market expertise. The sales teams are supported by client services, manufacturing, product development, and marketing teams to deliver products and services that meet the needs of our diverse customer base.

Our marketing group is responsible for product management, account management, program marketing, corporate communications, and public relations. Our product management group analyzes and identifies product and technology trends in the marketplace and works closely with our research and development group to develop new products and enhancements. Our program marketing function promotes adoption of our branded solutions and services through go-to-market solution campaigns that leverage traditional business-to-business and business-to-consumer media channels, the Internet, social media, customer relationship management technology, and affiliations with industry and trade associations. Our corporate communications function coordinates key market messaging across regions and manages our public relations.

As of October 31, 2012, we had 910 sales and marketing employees, representing approximately 18% of our total workforce.

Global Outsourcing and Manufacturing Operations

We outsource our product manufacturing to various suppliers in the EMS (Electronic Manufacturing Services) industry. Our primary EMS providers have been located in China, Singapore, Malaysia, Brazil, Germany, Romania, and France. We have enabled direct shipment capability for several product lines from our EMS providers to our customers in various countries around the world.

Competition

The markets for our system solutions and services are highly competitive, and we are subject to price pressures resulting from a number of factors. Competition from manufacturers, distributors, or providers of products similar to or competitive with our system solutions or services could result in price reductions, reduced margins, and a loss of market share or could render our solutions obsolete. For example, First Data Corporation, a leading provider of payment processing services, and one of our largest customers, has developed and continues to develop a series of proprietary electronic payment systems for the U.S. market.

We expect to continue to experience significant competition in the future. We compete globally with suppliers, manufacturers, and distributors of electronic payment systems and services as well as suppliers of cash registers that provide built-in electronic payment capabilities and producers of software that facilitates electronic payments over the Internet. Our primary competitors in these markets for POS terminals and services include Ingenico S.A., First Data Corporation, Heartland Payment Systems, PAX Technology, Ltd., SZZT Electronics Co. Ltd., Equinox Payments, CyberNet Inc., and Spire Payments Ltd.

We also compete with Gilbarco, Inc. (a subsidiary of Danaher Corporation), International Business Machines Corporation, MICROS Systems, Inc., and NCR Corporation. In addition, we face vigorous competition from smaller companies that have been able to develop strong local or regional customer bases.

Traditionally, most of our customers are large, sophisticated organizations that have significant purchasing power. We believe that we benefit from a number of competitive advantages gained through our 30-year history of success in our industry. These advantages include our globally trusted brand name, large installed base, significant involvement in the development of industry standards, security infrastructure, global operating scale, customizable platforms and investment in research and development. Additionally, we compete primarily on the basis of the following additional key factors: end-to-end system solutions, product certifications, value-added applications and advanced product features, advanced communications modularity, reliability, supply chain scale and flexibility, payment data security, and low total cost of ownership. In certain foreign countries, some of our competitors are more established, benefit from greater local recognition and have greater resources within those countries than we do.

As we focus on specialty services and increase our emphasis on mobile and full service solutions, as well as on small to medium sized enterprises, we face new competitors, including those who target merchants that are not traditionally our customers or offer competing technologies. In the future, these competitors may begin to target merchants that are our customers.

We expect competition in our industry will be largely driven by the requirements to respond to increasingly complex and evolving technology, industry certifications, and security standards. We also see the prospect of continued consolidation among suppliers of electronic payment systems as they seek inorganic ways to enhance their capability to carry out research and development and seek other efficiencies, such as in procurement and manufacturing. The rapid technological and other changes in the payments industry have led to increased competition from new technologies and competitors both within and outside our traditional industry.

Research and Development

We work with our customers to develop system solutions that address existing and anticipated end-user needs. Our development activities are distributed globally and managed primarily from the U.S. We utilize regional application development capabilities in locations where labor costs are lower than in the U.S. and where regional expertise can be leveraged for our target markets in the same territory. Our regional application development centers provide customization and adaptation to meet the needs of customers in local markets. Our modular designs enable us to customize existing systems in order to meet customer requirements, shorten development cycles, and reduce time to market.

Our research and development goals include:

•	developing new solutions, technologies, and applications;

•	developing enhancements to existing product solutions, technologies and applications;

•	certifications of new and existing solutions in accordance with industry standards and regulations; and

•	ensuring compatibility and interoperability between our solutions and those of third parties.

Our research and development expenses were $152.0 million, $109.2 million and $74.2 million, for the fiscal years ended October 31, 2012, 2011, and 2010. Research and development expenses as a percentage of net revenues were 8.1%, 8.4%, and 7.4%, for the fiscal years ended October 31, 2012, 2011, and 2010. As of October 31, 2012, we had 1,611 research and development employees representing approximately 32% of our total workforce.

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

Regulatory certifications are addressed by our compliance engineering department, which is staffed with EMC (electromagnetic compatibility), safety, telecommunications, and wireless carrier certification experts.

We actively participate in electronic payment industry working groups that help develop market standards. Our personnel are members of several working groups of the ANSI (American National Standards Institute), a private, non-profit organization that administrates and coordinates voluntary standardization in the U.S. and the Industry Standards Organization that contains working groups responsible for international security standards. These personnel have leadership roles on subcommittees that develop standards in such areas as financial transactions, data security, smart cards, and the petroleum industry.

We have served on the PCI SSC Board of Advisors since its inception and we are active in the working groups whose role is to clarify the standards the PCI SSC has created.

We may also be subject to various other legal and regulatory requirements related to the manufacture and sale of our products, including a European Union directive that places restrictions on the use of hazardous substances (RoHS and RoHS2) in electronic equipment, a European Union (EU) directive on Waste Electrical and Electronic Equipment (WEEE), the EU's Registration, Evaluation, Authorization and Restriction of Chemicals (REACH), and the environmental regulations promulgated by China's Ministry of Information Industry (China RoHS). RoHS and RoHS2 set a framework for producers' obligations in relation to manufacturing (including the amounts of named hazardous substances contained in products sold) and WEEE sets a framework for treatment, labeling, recovery, and recycling of electronic products in the European Union. REACH imposes chemicals regulation and controls including requirements for registration of chemicals on the EU market. In addition, many states in the U.S. have enacted state-level programs and requirements for recycling of certain electronic goods.

We are also subject to the following standards and requirements:

Security Standards

Industry and government security standards ensure the integrity of the electronic payment process and protect the privacy of consumers using electronic payment systems. New standards are continually being adopted or proposed as a result of worldwide fraud prevention initiatives, thus increasing the need for new security solutions and technologies. In order for us to remain compliant with the growing variety of international requirements, we have developed a security architecture that incorporates physical and electronic security measures, including encryption, and security at the operating system and application levels . We designed this architecture to meet the requirements of even those countries that have particularly stringent and specific security requirements, such as Australia, Canada, Germany, the Netherlands, New Zealand, Singapore, Sweden, Switzerland, and the United Kingdom.

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

In September 2006, the PCI SSC published an updated version of the PCI-DSS that represents a common set of industry tools and measurements to help ensure the safe handling of sensitive electronic transaction information. In October 2008, the PCI-DSS standard was updated and an expiration date for the previous version of this standard was set. The PCI SSC also released an updated version of the newer PA-DSS standard and set an expiration date for the original standard adopted in April 2008 by Visa under the Payment Application Best Practices program. These initial updates to the PCI-DSS and PA-DSS standards included mandates and audit requirements for retailers, merchant acquirers, and payment application developers. In October 2010, both the PCI-DSS standard and the PA-DSS standard were updated again and the PCI SSC adopted a three year cycle for future updates.

In September 2007, the PCI SSC announced that the PCI PED (PIN-Entry Device) standard will be moved under the control of the PCI SSC. This PCI PED standard was previously maintained and updated by Visa, MasterCard, and JCB. PCI SSC's PCI PED specification and testing requirements have become a standard specification for the five card associations. All previous mandates and deadlines regarding PCI PED compliance will remain in effect under the PCI SSC. Further alignment with regional and national debit networks and certification bodies may occur, which would enable electronic payment system providers to certify payment technology more quickly and cost effectively. In practice, the PCI PED approval process represents a significant increase in level of security and technical complexity for PEDs. In April 2009, the PCI SSC announced the expansion of the PCI PED requirements program to include two new types of devices, unattended payment terminals and hardware security modules. In November, 2009, the PCI SSC renamed the PCI PED standard to the PTS standard and included additional unattended product requirements as well as a new optional requirement, Secure Read and Exchange of Data for secure devices to encrypt cardholder data as part of an end-to-end encryption solution

In September 2011, the PCI SSC announced the P2PE Requirements. Solutions that meet these requirements can be used by retailers to reduce PCI scope. In April 2012, the PCI SSC released the testing requirements for a P2PE solution. The first training for QSA's began in May 2012. No P2PE solutions have been listed as validated yet on the PCI SSC website.

EMV Standards. EMV has introduced new standards to address the growing need for transaction security and interoperability. One important example is their establishment of EMVCo. The EMV standards are designed to ensure global smart card interoperability across all electronic payment systems. To ensure adherence to this standard, specific certifications are required for all electronic payment systems and their application software. We maintain EMV certifications across our applicable product lines.

Contactless and NFC System Standards. The major card associations have each established a brand around contactless payment. The brands and specifications are PayPass® for MasterCard, Visa payWave® and Visa Wave® for Visa, ExpressPay® for American Express, ZIP® for Discover Financial Services , and J/speedy for JCB.

Along with these brands, each of the card associations has developed its own specifications governing its brand's user experience, data management, the card-to-reader protocols and in at least one case the protocol between the contactless reader and the host device. Each brand of contactless payment has a complete set of specifications, certification requirements and a very controlled testing and approval process. In order to access the specification and approval process, payment system manufacturers must become licensees of the relevant card association's specification. Although all of the specifications are based on ISO-IEC 14443, a standard developed by the International Organization for Standardization, the application approval processes are not compatible with one another. In 2007, the EMVCo retained ownership of the Contactless communication Protocol Specification and in 2009 began certification testing process in accordance with this standard. In 2010, the four major card associations investing in this payment technology (American Express, Discover, MasterCard and Visa) licensed their respective contactless kernal specification to EMVCo for consolidation into a combined standard.

In addition to EMVCo standards, there are also regional specification and certification requirements such as PBOC in China, CEPAS in Singapore, Interac Flash in Canada, Geldkarte in Germany, and Carte Bancaire in France.

During 2012, several MNO (Mobile Networking Overview) consortiums have formed around the world to bring to market mobile wallets with payment functionalities as well as value-added services such as loyalty and coupons. Google also launched its Wallet 2.0, which leverages NFC and the cloud-to-store card credentials, and Isis started its pilot program in Salt Lake City, Utah, and Austin, Texas. The number of NFC-enabled phones has grown substantially, and NFC is becoming a standard feature for all payment terminals. Also in 2012, PayPal began marketing its wallet, which does not use NFC, and a group of leading U.S. merchants formed the Merchant Customer Exchange to offer a merchant-driven mobile platform and wallet.

We actively participate in several standards bodies pursuing common standards for contactless payments, including INCITS B10, EMVCo, the Smart Card Alliance and the NFC Forum.

MasterCard PTS and TQM Program. The MasterCard PTS program addresses stability and security of communications between Internet enabled POS terminals and the acquirer host system using authentication/encryption protocols approved by MasterCard ensuring transaction data integrity. The purpose of this program is threefold:

•	provide POS vendors with security guidelines to counter the threats presented by the use of Internet connectivity within the POS terminal infrastructure;

•	specifically address network vulnerabilities within the increasingly popular Internet connected networks; and

•
identify potential vulnerabilities of an end-to-end solution that may occur as a result of failing to provide confidentiality, integrity, availability, authentication, non-repudiation, and replay attack prevention on the data being transmitted over the Internet.

We have successfully achieved VX product-line compliance with the MasterCard PTS security specification regarding security of Internet connected payment systems. The MasterCard PTS program compliance applies to several of our Internet-enabled products including the VX Evolution series payment systems. We are the first terminal vendor to achieve such a distinction across an entire product line.

The MasterCard TQM (Terminal Quality Management) program was created in 2003 to “help ensure the quality and reliability of EMV compliant terminals worldwide.” MasterCard's TQM program validates the entire life cycle of the product, from design to manufacturing and deployment. This is a hardware quality management program, on top of the EMV Level 1 certification. It mainly involves the review and audit of the vendor's process in the different phases of implementation, manufacturing, and distribution. At the end of the process, the product is given a quality label. MasterCard has mandated the quality label to all their member banks and has made it a pre-requisite for their terminal integration process since December 2003. We maintain TQM approval across all EMV Level 1 approved products deployed with EMV applications. The TQM program is now extended to contactless payment systems and is a requirement for achieving a full PayPass approval with MasterCard.

Payment Processor/Financial Institution Requirements

U.S. payment processors have two types of certification levels, Class A and Class B. Class B certification ensures that an electronic payment system adheres to the payment processor's basic functional and network requirements. Class A certification adds another stipulation that the processor actively supports the electronic payment system on its internal helpdesk systems. Attainment of Class A certification, which may take up to twelve months, requires working with each payment processor to pass extensive functional and end-user testing and to establish the help desk related infrastructure necessary to provide Class A support. Attaining Class A certifications increases the number of payment processors that may actively sell and deploy a particular electronic payment system. We have significant experience in attaining these critical payment processor certifications and have a large portfolio of Class A certifications with major U.S. processors. In addition, several international financial institutions and payment processors have certification requirements that electronic payment systems must comply with in order to process transactions on their specific networks. We have significant experience in attaining these required certifications across the broad range of systems solutions that we offer to our international customers.

Telecommunications Regulatory Authority and Carrier Requirements

Our products must comply with government regulations, including those imposed by the FCC (U.S. Federal Communications Commission) and similar telecommunications authorities worldwide regarding emissions, radiation, safety, and connections with telephone lines and radio networks. Our products must also comply with recommendations of quasi-regulatory authorities and of standards-setting committees. Our electronic payment systems have been certified as compliant with a large number of national requirements, including those of the FCC and Underwriters Laboratory in the U.S. and similar local requirements in other countries.

In addition to national requirements for telecommunications systems, wireless network service providers mandate certain standards with which all connected devices and systems must comply in order to operate on these networks. Many wireless network carriers have their own certification process for devices to be activated and used on their networks. Our wireless electronic payment systems have been certified by certain leading wireless carrier networks around the world.

Proprietary Rights

We rely primarily on copyrights, trademarks, patent filings, and trade secret laws to establish and maintain our proprietary rights in our technology and products. We maintain a patent incentive program and patent committee, which encourages and rewards employees to present inventions for patent application and filings.

As of October 31, 2012, we held 348 patents and 131 patent applications filed with various patent offices in 49 jurisdictions throughout the world, including the U.S., Canada, the United Kingdom, the European Union, China, Israel, Italy, India, Australia, Japan, Germany, France, Ireland, Hong Kong, Taiwan, Brazil, and South Africa among other countries. These patents and patent applications include utility patents, utility models and designs acquired in connection with our acquisitions, such as our acquisitions of Global Bay and LIFT in fiscal year 2012, Hypercom Corporation in fiscal year 2011 and Semtek Innovative Solutions Corporation and the assets of WAY Systems, Inc. in fiscal year 2010. We believe that the duration of our patents is adequate relative to the expected lives of our products which generally are expected to be shorter than the terms of our patents due to continual technical innovations in our industry.

We use the VeriFone name and logo globally as an important part of the branding of our company and our products, and we register these trademarks in the key jurisdictions where we do business, including the U.S. and the European Union. As of October 31, 2012, we held trademark registration in 22 jurisdictions (including registration in the European Union that covers a number of country level registrations we had previously filed) for the "VERIFONE" trademark and in 32 jurisdictions (including registration in the European Union that covers a number of country level registrations we had previously filed) for VERIFONE trademark including our ribbon logo. We currently hold trademark registration in the U.S. and a variety of other countries for our product names and other marks.

We generally have not registered copyrights in our software and other written works. Instead, we have relied upon common law copyright, customer license agreements, and other forms of protection. We use non-disclosure agreements and license agreements to protect software and other written materials as copyrighted and/or trade secrets.

In the U.S. and other countries, prior to 2001, our predecessor held patents relating to a variety of POS technology and related inventions, which expire in accordance with the applicable law in the country where filed. In 2001, as part of the divestiture of VeriFone, Inc. from HP, VeriFone, Inc. and HP entered into a technology agreement whereby HP retained ownership of most of the patents owned or applied for by VeriFone prior to the date of divestiture. The technology agreement grants VeriFone a perpetual, non-exclusive license to use any of the patented technology retained by HP at no charge. In addition, we hold a non-exclusive license to patents held by NCR Corporation related to signature capture in electronic payment systems. This license expired in 2011 at the time the underlying patents expired.

Segment and Geographic Information

For segment and geographic information, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Revenues, and Note 15, Segment and Geographic Information of this Annual Report on Form 10-K.

Employees

As of October 31, 2012, we had 4,977 employees worldwide. We have collective bargaining agreements with our employees in France, Spain, Italy, Sweden, and Brazil. Our employees in France and Germany are also represented by works councils that have the right to certain information and to participate in certain operational decisions affecting the represented employees, such as relocation of office facilities, compensation and benefits, and working hours. We have not experienced any work stoppages, and we believe that we have good employee relations and relationships with the collective bargaining groups and works councils.

Executive Officers

Our executive officers and their ages as of December 18, 2012 are as follows:

Name	Age	Position
Douglas Bergeron	52	Chief Executive Officer
Robert Dykes	63	Executive Vice President and Chief Financial Officer
Jeff Dumbrell	43	Executive Vice President, Europe, Middle East, Africa and Asia
Albert Liu	40	Executive Vice President, Corporate Development & General Counsel
Jennifer Miles	40	Executive Vice President, North America
Eliezer Yanay	52	Executive Vice President, Operations

Douglas G. Bergeron. Mr. Bergeron has served as Chief Executive Officer and a director of VeriFone Systems, Inc. since its formation in July 2002 and of VeriFone, Inc. since July 2001. From December 2000 to June 2002, Mr. Bergeron was Group President of Gores Technology Group and, from April 1999 to October 2000 served as President and Chief Executive Officer of Geac Computer Corporation. From 1990 to 1999, Mr. Bergeron served in a variety of executive management positions at SunGard Data Systems Inc., including Group CEO of SunGard Brokerage Systems Group and President of SunGard Futures Systems. Mr. Bergeron holds a Bachelor of Arts with Honours from York University in Toronto, Canada, and a Masters of Science in Systems Management from the University of Southern California. He also serves as a member of the Listed Company Advisory Committee of the NYSE Euronext. Mr. Bergeron previously served on the board of directors of Merriman Holdings, Inc., a financial services holding company, and as Chairman of the board of directors of First Consulting Group, a provider of consulting and systems implementation services to health-related industries, prior to its acquisition by Computer Sciences Corporation in January 2008. Mr. Bergeron brings to our Board, among other skills and qualifications, significant knowledge of the payments industry and a unique understanding of our strategies and the complexities of our business as our Chief Executive Officer since 2001, when he led the divestiture of VeriFone from Hewlett Packard, and thereafter as he guided our Company through a period of substantial technological advancement and growth in the payments industry. Mr. Bergeron also brings extensive experience in executive management positions in the financial services industry.

Robert Dykes.  Mr. Dykes serves as Executive Vice President and Chief Financial Officer. Mr. Dykes joined VeriFone as Senior Vice President on September 2, 2008 and was named Chief Financial Officer on September 9, 2008. Mr. Dykes was named Executive Vice President in August 2011. Prior to joining VeriFone, Mr. Dykes was Chairman and CEO of NebuAd Inc., a provider of targeted online advertising networks. Before joining NebuAd, from January 2005 to March 2007, Mr. Dykes was Executive Vice President, Business Operations and Chief Financial Officer of Juniper Networks, Inc., a provider of network infrastructure to global service providers, enterprises, governments and research and educational institutions. From February 1997 to December 2004, Mr. Dykes was Chief Financial Officer and President, Systems Group, of Flextronics International Ltd., a provider of design and electronics manufacturing services to original equipment manufacturers. From October 1988 to February 1997, Mr. Dykes was Executive Vice President, Worldwide Operations and Chief Financial Officer of Symantec Corporation, a provider of software and services that address risks to information security, availability, compliance, and information technology systems performance. Mr. Dykes also held Chief Financial Officer roles at industrial robots manufacturer Adept Technology and at disc drive controller manufacturer Xebec. He also held senior financial management positions at Ford Motor Company. Mr. Dykes holds a Bachelor of Commerce in Administration degree from Victoria University in Wellington, New Zealand.

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

Albert Liu. Mr. Liu serves as Executive Vice President, Corporate Development and General Counsel. Mr. Liu joined VeriFone in October 2008, as Senior Vice President, General Counsel and Corporate Secretary and was named Executive Vice President, Corporate Development in August 2011. In his capacity Mr. Liu also served as Chief Compliance Officer. Prior to joining VeriFone, he was Vice President, Legal and Corporate Development, and Company Secretary for NETGEAR, Inc., a provider of networking solutions, since October 2004. Mr. Liu also previously served as General Counsel, Director of Human Resources and Secretary of Turnstone Systems, Inc., a supplier of digital subscriber line testing equipment and General Counsel and Secretary for Yipes Enterprise Services, a provider of Ethernet connectivity services. Mr. Liu began practicing law with the firm of Sullivan & Cromwell in New York, advising clients on all aspects of corporate and securities law, leading public and private securities offerings, and negotiating and finalizing venture capital investments and contracts. Before entering the legal field, he was a software engineer at Tandem Computers. Mr. Liu is currently a member of the board of directors of Trunkbow International Holdings, Inc., a provider of technology platforms that enable mobile value-added services. He holds dual degrees in Computer Science and Political Science from Stanford University, and a J.D (magna cum laude) from the University of California, Hastings College of the Law. He is a member of the State Bar of California.

Jennifer Miles. Ms. Miles has served as Executive Vice President, North America since August 2011, overseeing VeriFone's North America business, which includes the Financial, Mobility, Retail, Petro, Transit, Retail Banking, Hospitality, Security, Healthcare, and Government business units. Ms. Miles joined VeriFone in February 2001 and has served in various management positions playing an integral role in driving the successful growth of VeriFone's solutions, most recently as VeriFone's Senior Vice President - Retail, Global Security and Vertical Solutions. Prior to joining VeriFone, Ms. Miles spent six years with Wachovia Bank serving in several roles including sales and product management of corporate treasury and cash management solutions to Fortune 500 companies. Ms. Miles graduated from the University of Georgia with a bachelor degree in Business Administration.

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

Available Information

We file reports required of public companies with the U.S. SEC (Securities and Exchange Commission). These include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports, and amendments to these reports or statements. The public may read and copy the materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We make available free of charge on the Investor Relations section of our corporate website (http://ir.verifone.com) all of the reports we file with or furnish to the SEC as soon as reasonably practicable after the reports are filed or furnished.

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

For example, on December 30, 2011, we completed our acquisition of Point, a Stockholm-based provider of point-of-sale technology and support, gateway services, card encryption services, and multi-channel e-commerce payment network encompassing almost 475,000 merchant contracts throughout Northern Europe, and on August 4, 2011 we completed our acquisition of Hypercom.

Acquisitions or investments, including our acquisitions of Point and Hypercom, both of which were material to our business and operations, involve significant challenges and potential business risks, and we may not realize the expected benefits of any of our recent or future acquisitions. These challenges and risks include:

•	the difficulty of successfully integrating the technologies, operations, business systems, and personnel of the acquired business, technology or product, including in a cost-effective manner;

•
the potential disruption of our ongoing business, including the diversion of management attention to issues related to integration and administration, particularly given the number, size and varying scope of our recent completed acquisitions;

•	entering markets in which we have limited prior experience;

•
in the case of international acquisitions, such as the Point and Hypercom acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, foreign currency, political, legal and regulatory risks, including with respect to countries where we previously had limited operations;

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

•
the risk that increasing complexity inherent in operating a larger global business and managing a broader range of solutions and service offerings may impact the effectiveness of our internal controls and adversely affect our financial reporting processes;

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

These risks are heightened and more prevalent in acquisitions of larger businesses, such as the Point and Hypercom acquisitions. Further, in connection with the Point acquisition we incurred substantial additional debt, which has increased our leverage and debt service requirements. Future acquisitions and investments could also result in substantial cash expenditures, potentially dilutive issuances of our equity securities and incurrence of additional debt, contingent liabilities and amortization expenses related to other intangible assets that could adversely affect our business, operating results, and financial condition. Moreover, we may not realize the anticipated benefits of any or all of our acquisitions, or may not realize them in the time frame expected. We will depend on the retention and performance of existing management and employees of acquired businesses for the day-to-day management and future operating results of these businesses.

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

•
We may not be able to successfully incorporate acquired technologies, products and service offerings into our next generation of products and solutions or to enhance introduction of new products, services, and technologies, while ensuring timely release of products to market., and any delay in the release of one or more product or service offerings could negatively impact revenues, profitability and results of operations.

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

Because of these factors, we must continually enhance our existing solutions and develop and market new solutions, and we must anticipate and respond to these industry and customer changes in order to remain competitive. If we are unable to timely and adequately respond to new competitors and technological advancements our net revenues and results of operations could be adversely affected. These efforts require significant investment in research and development as well as increased costs of manufacturing and distributing our system solutions, and we may not necessarily be able to increase or maintain prices to account for these costs, which could negatively impact our profitability, cash flows and results of operations.

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

During the fiscal year ended October 31, 2012, approximately 72.7% of our net revenues were generated outside of the United States. During the fiscal year ended October 31, 2011, approximately 64.7% of our net revenues were generated outside of the United States. The percentage of net revenues generated outside of the United States has increased over recent years and we expect such percentage to continue to increase over time. In particular, our acquisition of Point has increased our business in the Nordic regions and elsewhere in Northern Europe and our acquisition of Hypercom has increased our business significantly in EMEA (Europe, the Middle East and Africa) and Asia. Part of our strategy is to expand our penetration in existing foreign markets and to enter new foreign markets and in particular to enter new emerging markets where we expect to see growth in electronic payments and related services. Our ability to penetrate some international markets may be limited due to different technical standards, protocols or product requirements. Expansion of our international business will require significant management attention and financial resources. Our international net revenues will depend on our continued success in the following areas:

•	securing commercial relationships to help establish or increase our presence in new and existing international markets;

•	hiring and training personnel capable of marketing, installing and integrating our solutions, supporting customers, and effectively managing operations in foreign countries;

•
adapting our solutions to meet local requirements and regulations, and to target the specific needs and preferences of foreign customers, which may differ from our traditional customer base in the markets we currently serve;

•	building our brand name and awareness of our services among foreign customers in new and existing international markets;

•	enhancing our business infrastructure to enable us to efficiently manage the higher costs of operating across a larger span of geographic regions and international jurisdictions; and

•	implementing new systems, procedures, and controls to monitor and manage our operations in new international markets.

In addition, we are subject to risks and costs associated with operating in foreign countries which could negatively impact our results of operations or cash flows, including:

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

•
higher costs and complexities of compliance with international and U.S. laws and regulations such as import and trade regulations and embargoes, trade sanctions, export requirements and local tax laws;

•	laws and business practices that may favor local competitors;

•	restrictions on the repatriation of funds, including remittance of dividends by foreign subsidiaries, foreign currency exchange restrictions, and currency exchange rate fluctuations;

•	extended payment terms and the ability to collect accounts receivable;

•	different and/or more stringent labor laws and practices. such as the use of workers' councils and labor unions, or laws that provide for broader definitions of employer/employee relationships;

•	different and/or more stringent data protection, privacy and other laws;

•	economic and political instability in certain foreign countries;

•	changes in a specific country's or region's political or economic conditions; and

•	greater difficulty in safeguarding intellectual property in areas such as China, India, Russia, and Latin America.

Many of these factors typically become more prevalent during periods of economic stress, such as the ongoing weakness in the economies of the euro zone countries and volatility in global financial markets that have caused declines in the value of the euro and other currencies impacted by the European sovereign debt crisis, or disruptive events such as natural or man-made disasters and military or terrorist actions. The persistence or occurrence of weakened global economic conditions in one or more regions where we do business may exacerbate certain of these risks. We are subject to foreign currency risk including from economic and political instability which can lead to significant and unpredictable volatility in currency rates, including significant currency devaluations, which may negatively impact our revenues, gross margins, results of operations and financial position. Although we engage in some hedging of our foreign currency exposures, we do not hedge all such exposures and our hedging arrangements may not always be effective. See Part II Item 7A, Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Risk of this Form 10-K. In addition, compliance with foreign and U.S. laws and regulations that are applicable to our international operations is complex and may increase our cost of doing business in international jurisdictions and our international operations could expose us to fines and penalties if we fail to comply with these regulations. These laws and regulations include import and export requirements, trade restrictions and embargoes, exchange control regulations, data privacy requirements, labor laws, tax laws, anti-competition regulations, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials and other improper payments or inducements, such as the U.K. Bribery Act. Although we have implemented policies, procedures and training designed to ensure compliance with these laws, there can be no assurance that our employees, contractors, distributors, suppliers and agents will not take actions in violation of our policies, particularly as we expand our operations through organic growth and acquisitions, including acquisitions of businesses that were not previously subject to and may not have familiarity with U.S. and other laws and regulations applicable to us or compliance policies similar to ours. For example, two of our Brazilian subsidiaries that were acquired as a part of the Lipman acquisition have been notified of a number of assessments regarding Brazilian customs penalties that relate to alleged infractions in the importation of goods as well as certain tax assessments and penalties. Similarly, the Brazilian subsidiary we acquired in August 2011 as part of the Hypercom acquisition has a number of pending assessments related to local tax assessments and penalties. See Part I Item 3, Legal Proceedings of this Form 10-K. Defending such assessments can be costly and divert management time. Any such violations could subject us to civil or criminal penalties, including the imposition of substantial fines and interest or prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our reputation, our brand, our international expansion efforts, our business, and negatively impact our operating results. In addition, if we fail to address the challenges and risks associated with international expansion and acquisitions, we may encounter difficulties implementing our strategy, which could impede our growth or harm our operating results.

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

While we have experienced overall sequential growth in revenues and earnings and stronger demand in some of our recent quarters, certain markets such as parts of Europe where we conduct business continue to experience weakened or uncertain economic conditions, including the recent ongoing difficulties in the credit markets in the euro zone. Some of our customers, suppliers and partners may continue to be negatively impacted by the continued global weakness in the economy. We cannot predict whether growth will continue, or whether our results of operations will be negatively impacted by the recent renewed global market turmoil, or whether any other future decline or volatility in global conditions could negatively impact our business, operating results and financial condition. There is no assurance that actions taken by governments and central banks to stimulate the economy will have positive impacts. Further, conditions such as political unrest or terrorist actions in other parts of the world, the impending “fiscal cliff” in the U.S. whereby certain temporary tax cuts and breaks expire, additional taxes related to changes in the health care law in the U.S. and certain tax cuts are scheduled to occur effective January 1, 2013 absent intervening U.S. congressional measures, and reports of continued high unemployment rates in the U.S. and elsewhere, may negatively impact global economic conditions, including corporate and consumer spending and liquidity of capital markets. Continued volatility in market conditions, such as fluctuations in foreign currency rates relative to the U.S. dollar, make it difficult to forecast our financial guidance and/or meet such guidance. If we fail to meet our financial guidance or the expectations of investment analysts or investors in any period, the market price of our common stock could decline.

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

We experience significant and increasing levels of competition from new competitors and a variety of technologies.

We expect to continue to experience significant and increasing levels of competition in the future from new competitors and a variety of technologies, many of which are rapidly evolving. Increasingly, new competitors are entering the payments market with alternative payment solutions at the point of sale, such as mobile device-based card payment and processing solutions. Some of these alternative solutions enable payment and processing at the point of sale without use of a traditional payment terminal at the point of sale, such as the payment terminals we manufacture and sell. Our revenues, profits and net income will be negatively impacted if we do not effectively compete with new market entrants, including by offering alternative solutions that align with shifts to payment on devices other than the traditional POS terminal. We must also compete with smaller companies that have been able to develop strong local or regional customer bases. In certain foreign countries, some competitors are more established, benefit from greater name recognition and have greater resources within those countries than we do. Further, in certain international markets, such as Brazil, we may face competition from refurbished units which could result in reduced demand and pricing pressures.

Although a number of industry participants have announced new technologies, initiatives, and/or products that we anticipate our products and services will partner with and benefit from, there can be no guarantee that any of these will be successful. Should any or all of these initiatives fail, it could have a negative impact on our results of operations and cash flows due to a loss in the investment that we have made in pursuing these new developments. Furthermore, even if the market does embrace these new technologies, initiatives, and products, there is no guarantee that any of these will benefit our business or that our products and services will continue to participate in those technologies, initiatives, and products. Additionally, if industry participants develop competing technologies that we do not participate with, our results of operations and cash flows could suffer as market share shifts to these different technologies.

A component of the cost of providing some of our newer product offerings, including the Payment-as-a-Service solution, in-taxi payments solutions and our SAIL product, are credit card interchange and assessment fees, which are set by the card networks. Any increase in such fees could have a material negative impact on our profitability, results of operations and cash flows.

We depend on a limited number of customers, including distributors and resellers, for a large percentage of our System solutions net revenues. If we do not effectively manage our relationships with them, our net revenues and operating results will suffer.

A significant percentage of our net revenues are attributable to a limited number of customers, including distributors and independent sales organizations (“ISOs”). For example, our ten largest customers accounted for approximately 22.8% of our total net revenues and three customers accounted for 12.1% of our total net revenues in fiscal year 2012. No single customer accounted for more than 10% of our total net revenues or more than 10% of net revenues in either of our two reportable segments in fiscal year 2012. Our net revenues are dependent in part on the timing of purchases by our large customers. If any of our large customers significantly reduces or delays purchases from us or if we are required to sell products to them at reduced prices or on other terms less favorable to us, our revenues, profitability, cash flows and net income could be materially and adversely affected.

We sell a significant portion of our solutions through third-party resellers such as independent distributors, ISOs, value-added resellers, and payment processors. We depend on their active marketing and sales efforts. These resellers also provide after-sales support and related services to end user customers, and generally have valuable knowledge and experience with the customer base in the territories they serve. When we introduce new applications and solutions, these resellers also provide critical support for developing and supporting the custom software applications to run on our various electronic payment systems and, internationally, in obtaining requisite certifications in the markets in which they are active. Accordingly, the pace at which we are able to introduce new solutions in markets in which these resellers are active depends on the resources they dedicate to these tasks. Moreover, our arrangements with these resellers typically do not prevent them from selling products of other companies, including our competitors, and such resellers may elect to market our competitors' products and services in preference to our system solutions. If one or more of our major resellers terminates or otherwise adversely changes its relationship with us, we may be unsuccessful in replacing such relationship. The loss of any of our major resellers could impair our ability to sell our solutions and result in lower revenues and income. It could also be time-consuming and expensive to replicate, either directly or through other resellers, the certifications and the custom applications owned by these resellers.

In addition, orders from our distributors and resellers depend on their sales volumes and inventory management decisions. For example, during the fiscal quarter ended January 31, 2012, we experienced a $13.0 million year-over-year decrease in our North America Financial Solutions business based on timing of orders from our distributors, which generally varies based on distributor decisions on inventory levels, desired product mix and timing of new product introductions. At the end of 2008, in response to the global economic downturn a number of distributors and resellers experienced weakened demand and slower sales, which in turn resulted in declines in order volume and deferrals of orders for our products. Declines or deferral of orders could materially and adversely affect our revenues, operating results and cash flows.

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

During the last several fiscal years, we implemented work force reduction plans reducing the number of employees and contractors in certain areas due to redundancies and shifting business needs, as well as in connection with acquisition-related integration efforts. These reductions have also required that we reassign certain employee duties. Workforce reductions and job reassignments could negatively affect employee morale and make it difficult to motivate and retain our remaining employees, which would affect our ability to deliver our products in a timely fashion and otherwise negatively affect our business.

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

We are expanding our service solutions offerings. Some of our service solutions offerings include our services as a payment processor of credit card transactions for merchants. We may be subject to losses in the provision of such services in the event of credit card fraud or other fraudulent activities or errors in connection with such transactions. As we expand such service solutions offerings, we increase our exposure to such risks, and our business, results of operations and financial condition may be negatively impacted by such loss if material. Further, the occurrence of fraud perpetrated on our solutions may result in negative publicity and user sentiment which could harm our brand and reputation and reduce our ability to retain or attract users of our solutions.

Security is vital to our customers and end users and therefore breaches in the security of our solutions could adversely affect our reputation and results of operations.

Protection against fraud is of key importance to the purchasers and end users of our solutions. The protection of sensitive data, such as customer, company, employee and consumer data is critical to our business. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. We are subject to data privacy and protection laws and regulations that apply to the collection, transmission and use of personal information and personally-identifying information. We rely on electronic networks, computers, systems and programs to run our business and operations and, as a result, are exposed to risks of system errors or unauthorized cyber attacks on our systems which could result in the loss or misappropriation of sensitive data, corruption of business data or other disruption to our operations despite the security measures, processes and technologies we have in place to protect and secure our networks and systems. Further, our expansion of our service solutions offerings increases the types of confidential and consumer or personal data that may be processed or stored by us, which requires us to dedicate more resources to protect our networks and systems. We incorporate security features, such as encryption software and secure hardware, into our solutions and services offerings to protect against fraud in electronic payment transactions and to ensure the privacy and integrity of consumer data. Our solutions may be vulnerable to breaches in security due to defects in the security mechanisms, the operating system and applications, or the hardware platform. Security vulnerabilities could jeopardize the security of information transmitted or stored using our solutions. We also provide our customers with repair, encryption key loading and helpdesk services, and we intend to increase our services offerings including through managed services programs. We have in the past experienced and may in the future experience security breaches or fraudulent activities related to unauthorized access to sensitive customer information. If the security of our solutions is compromised, our reputation and marketplace acceptance of our solutions will be adversely affected, which would cause our business to suffer, and may subject us to damages claims. A significant breach of customer or company data could attract a substantial amount of media attention, damage our customer relationships and reputation and result in lost sales, fines, or lawsuits. Recent new data protection laws and regulations, as well as proposed legislation and the evolving interpretations of such laws, in the U.S., the European Union and other countries where we operate, could result in additional requirements that apply to our business with respect to the protection of data, the collection, transmission or use of personal information and other data, and the corrective actions in the event of a breach in security related to personal information. The restrictions imposed by such laws may require us to change our current or planned business models. For example, in the U.S., pending legislation has been introduced recommending restrictions on the use of geolocation information collected by mobile devices without consumer consent. Any restrictions imposed on use of location-based information or geolocation tracking could impact our implementation of mobile-based payments solutions that utilize such information or technology. In addition, if our current security measures and data protection policies and controls are found to be non-compliant with these laws, which vary from jurisdiction to jurisdiction and are undergoing increasing regulatory scrutiny, we may be subject to penalties and fines, and may need to expend significant resources to implement additional data protection measures.

We are party to a number of lawsuits and tax assessments and we may be named in additional litigation and assessments, all of which are likely to require significant management time and attention and expenses and may result in unfavorable outcomes that could have a material adverse effect on our business, financial condition, and results of operations.

We are currently a party in several litigation proceedings. For example, in connection with the restatement of our historical interim financial statements during fiscal year 2007, a number of securities class action complaints were filed against us and certain of our officers, and purported derivative actions were also filed against certain of our current and former directors and officers. We are also subject to a number of pending tax assessment matters, particularly in Brazil where such assessments can be difficult to defend and result in substantial losses. Further, our operating results or financial condition may also be adversely impacted by claims or liabilities that we assume from an acquired company or that are otherwise related to an acquisition. For example, in connection with our acquisition of Hypercom, we have, except for certain exceptions related to the businesses divested by Hypercom, generally assumed all of Hypercom's litigation proceedings and tax assessments, and may also be liable for certain matters arising following closing of the Hypercom divestitures but related to pre-closing operations. For a description of our material pending litigation, see Part I Item 3. Legal Proceedings of this Form 10-K.

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

Third parties have in the past asserted and may in the future assert claims that our system solutions infringe their proprietary rights. Such infringement claims, even if meritless, may cause us to incur significant costs in defending against those claims. We may be required to discontinue using and selling any infringing technology and services, to expend resources to develop non-infringing technology or to purchase licenses or pay royalties for other technology. Similarly, we depend on our ability to license intellectual property from third parties. The third parties from whom we currently license technology or other third parties may become unwilling to license to us on acceptable terms intellectual property that is necessary to our business. In either case, we may be unable to acquire licenses for other technology on reasonable commercial terms or at all. As a result, we may find that we are unable to continue to offer the solutions and services upon which our business depends.

We have received, and have currently pending, third-party infringement claims and may receive additional notices of claims of infringement in the future. As we expand into other payment technologies and as competition in this area increases, it is possible that the rate at which third parties bring claims will increase. Infringement claims may cause us to incur significant costs in defending against those claims or to settle claims to avoid costly or protracted litigation even if we deem those claims to be without merit. For example, in March 2008, Cardsoft, Inc. and Cardsoft (Assignment for the Benefit of Creditors), LLC commenced an infringement action against us and others. On June 8, 2012, following a jury trial in the Eastern District of Texas, Marshall Division, the jury issued a verdict against us and awarded Cardsoft infringement damages and royalties. Judgment has not yet been issued, and additional amounts could be ordered against us by the court. See Note 13. Commitments and Contingencies, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. Infringement claims are expensive and time consuming to defend against, regardless of the merits or ultimate outcome. Although we believe Cardsoft's claims to be without merit, we have had to expend substantial time and funds to defend the claims, and we expect we will continue to incur costs to defend this litigation. Similar claims may result in additional protracted and costly litigation. There can be no assurance that we will prevail in any such actions or that any license required under any such patent or other intellectual property would be made available on commercially acceptable terms, if at all. An unfavorable outcome in any such litigation, including the post-trial rulings and final judgment in the Cardsoft litigation, could result in a significant judgment of damages against us, which could materially and adversely impact our financial results, financial condition and cash flows. See Note 13, Commitments and Contingencies, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Our international operations tend to carry lower average selling prices, may be subject to greater downward pressure on prices in some markets and may be associated with higher costs, which may promote volatility in our earnings and may adversely impact future growth in our earnings.

Our international sales of System solutions and Services tend to carry lower average selling prices and therefore have lower gross margins than our sales in North America. We also face increased downward pressure on prices in international markets such as China where local competition has intensified and in India where we continue to expand our business. In addition, the costs associated with international trade may be higher as a result of the importation costs, duties and trade requirements or other import or export control laws and regulations imposed by some jurisdictions where we do business. As a result, any improvement in our results of operations from our expansion internationally will likely not be as favorable or profitable as an expansion of similar magnitude in the United States and Canada. In addition, we are unable to predict for any future period our proportion of revenues that will result from international sales versus sales in North America. Variations in this proportion from period to period may lead to volatility in our results of operations which, in turn, may depress the trading price of our common stock.

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

A significant portion of our net revenues are on an open credit basis, with typical payment terms of up to 60 days in the United States and, because of local customs or conditions, longer in some international markets. In the past, there have been bankruptcies among our customer base. Although credit losses have not been material to date, future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition. Also, certain customers that are invoiced in U.S. dollars, such as those based in Venezuela, have experienced and may continue to experience difficulties in obtaining U.S. dollars due to local currency controls, and therefore may not be able to remit timely payment to us. Additionally, to the extent that the ongoing uncertainty in the global economy continues to make it more difficult for some customers to obtain financing or access U.S. dollar currency, our customers' ability to pay could be adversely impacted, which in turn could have a material adverse impact on our business, cash flows, operating results and financial condition.

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

Components such as application specific integrated circuits, or ASICs, microprocessors, wireless modules, modems and printer mechanisms that are necessary to manufacture and assemble our systems are sourced either directly by us or on our behalf by our contract manufacturers from a variety of component suppliers selected by us. Certain of the components are specifically customized for use in our products and are obtained from sole source suppliers on a purchase order basis. Disruptions to the business, financial stability or operations, including due to strikes, labor disputes or other disruptions to the workforce, of our suppliers, and particularly sole source suppliers, may also impact the availability of components to us in the quantities we require and on a timely basis. As an example, in March 2011 we experienced some component shortages due to the severe earthquake and tsunami in Japan which together with resulting damage to certain nuclear power plants, had resulted in widespread destruction and economic uncertainty in that region. Although we have to date been able to manage component supply adequately to meet our product demands, any prolonged component shortage as a result of similar events could materially and adversely affect our business and results of operations. Component shortages have resulted in increased costs for certain components and continued cost increases, particularly for critical components, could negatively impact our gross margins and profitability. If our suppliers are unable or unwilling to deliver the quantities that we require within the timeframe that we require, we would be faced with a shortage of critical components. We also experience from time to time an increase in the lead time for delivery of some of our key components. We may not be able to find alternative sources in a timely manner if suppliers of our key components become unwilling or unable to provide us with adequate supplies of these key components when we need them or if they increase their prices. If we are unable to obtain sufficient key required components, or to develop alternative sources if and as required in the future, or to replace our component and factory tooling for our products in a timely manner if they are damaged or destroyed, we could experience delays or reductions in product shipments. This could harm our relationships with our customers and cause our revenues to decline. Even if we are able to secure alternative sources or replace our tooling in a timely manner, our costs could increase. Any of these events could adversely affect our results of operations.

The value of our deferred tax assets may not be realizable to the extent our future profits are less than we have projected and we may be required to record valuation allowances against previously-booked deferred tax assets, which may have a material adverse effect on our results of operations and our financial condition.

As of October 31, 2012, on a worldwide basis we had net deferred tax assets of $30.1 million. Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, capital loss carry-forwards and net operating losses. We evaluate the realizability of our deferred income tax assets and assess the need for a valuation allowance on an ongoing basis. In evaluating our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible and before our capital loss carry-forwards and net operating losses expire. Our assessment of the realizability of our deferred income tax assets requires significant judgment. Failure to achieve our projections may result in an increase in the valuation allowance in a future period. Any future increase in the valuation allowance would result in additional income tax expense which could have a material adverse effect on our results of operations and financial condition.

Changes in our effective tax rate could adversely affect results of operations.

Our effective tax rate could be adversely affected by a number of factors, including shifts in the mix of pretax profits and losses by tax jurisdiction, loss or cessation of tax holidays or other tax benefit in one or more jurisdictions, our ability to use tax credits, changes in tax laws or related interpretations in the jurisdictions in which we operate, including jurisdictions which currently impose low or no taxes on our operations in those jurisdictions, and tax assessments and related interest and penalties resulting from income tax audits. We are subject to ongoing tax audits in various jurisdictions. Although we regularly assess the likely outcomes of such audits in order to determine the appropriateness of our tax provision, such assessments involve significant judgment and there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our net income or financial condition. We have not provided for U.S. federal and state income taxes or foreign withholding taxes that may result from future remittances of undistributed earnings of our foreign subsidiaries. Recently, there have been proposals to reform U.S. tax rules that may result in a reduction or elimination of the deferral of U.S. income tax on our foreign earnings, in which case our effective tax rate could be adversely affected. Any of these changes could have an adverse effect on our results of operations.

In addition, the government tax benefits that our Israel and Singapore subsidiaries have previously received required those subsidiaries to meet several conditions that we no longer meet and, therefore, we are subject to the statutory tax rates in these jurisdictions.

Israel

Our subsidiary in Israel (formerly Lipman) previously received tax benefits under Israeli law for capital investments that are designated as “Approved Enterprises.” We received such tax benefits of approximately $0.4 million during the twelve months ended October 31, 2009. Due to our restructuring and contract manufacturing arrangements entered into during the twelve months ended October 31, 2010 we no longer meet the requirements necessary to maintain the tax benefit status in Israel. Since November 1, 2009, we have been taxed at the full statutory rate in Israel and no future tax benefit has been recorded. This Israel subsidiary has undistributed earnings of approximately $174 million, the vast majority of which are attributable to Lipman's historic Approved Enterprise programs. As such, these earnings were not subject to Israeli statutory corporate tax at the time they were generated. Distribution or use of these funds outside Israel would subject us to payment of corporate and withholding taxes. For example, to the extent that these earnings are distributed to the United States in the future, our Israeli subsidiary would be required to pay corporate tax at the rate ordinarily applicable to such earnings, currently between 12.5% and 36.25%, which includes the withholding tax between the United States and Israel. We have accrued approximately $47 million for taxes associated with potential future distributions of our Israeli subsidiary's approximately $174 million in earnings.

Singapore

Our subsidiary in Singapore, which previously served as one of our principal operating subsidiaries, has received tax benefits under the Singapore Pioneer Tax Holiday provision (the “Tax Holiday”), including tax benefits of approximately $19.2 million during the twelve months ended October 31, 2012, $13.6 million during the twelve months ended October 31, 2011 and $8.3 million during the twelve months ended October 31, 2010. To maintain our eligibility for these benefits, we were required to meet and maintain certain agreed conditions, including retaining agreed levels of Singapore employees and incurring and documenting total local business spend levels as agreed with the Singapore Economic Development Board. During 2010 we renegotiated the terms and conditions of the Tax Holiday, including an extension of our Tax Holiday through October 31, 2012. While we have continued to maintain personnel and certain operations in Singapore, we elected to not extend this Tax Holiday further and it expired on October 31, 2012. Therefore, effective November 1, 2012, any net income we generate in Singapore would be taxed at the statutory rate of 17% instead of the agreed Pioneer Tax Holiday rate of 0%. While we believe the cessation of this Tax Holiday does not require us to refund tax benefits received in the past, it is possible that the tax authorities may not agree with our positions.

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

We expect our revenues and operating results to vary from quarter to quarter. As a consequence, our operating results in any single quarter may not meet the expectations of securities analysts and investors, which could cause the price of our common stock to decline. Factors that may affect our operating results include:

•	the type, timing, and size of orders and shipments;

•	demand for and acceptance of our new product and services offerings;

•	changes in competitive conditions, including from traditional payment solution providers, as well as from alternative payment solution providers;

•	customers' willingness to maintain inventories and/or increased overall channel inventories held by customers in a particular quarter;

•	fluctuations in currency exchange rates;

•	delays in the implementation and delivery of our products and services, which may impact the timing of our recognition of revenues;

•	variations in product mix and cost during any period;

•	development of new relationships, penetration of new markets and maintenance and enhancement of existing relationships with customers and strategic partners;

•	component supply, manufacturing, or distribution difficulties;

•	deferral of customer contracts in anticipation of product or service enhancements;

•	timing of commencement, implementation, or completion of major implementation projects;

•	timing of governmental, statutory and industry association requirements, such as PCI compliance deadlines or EMV adoption in the U.S. or elsewhere;

•	the relative geographic mix of net revenues;

•	the fixed nature of many of our expenses;

•	industry and economic conditions, including competitive pressures and inventory obsolescence.; and

•
the introduction of new or stricter laws and regulations, such as data protection or data privacy laws and regulations covering hazardous substances, in jurisdictions where we operate that may cause us to incur additional compliance or implementation costs or costs to alter our business operations.

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

In formulating our solutions, we have focused our efforts on providing our customers with solutions that have high levels of functionality, which requires us to develop and incorporate new and evolving technologies. This approach tends to increase the risk of obsolescence for products and components we hold in inventory and may compound the difficulties posed by other factors that affect our inventory levels, including the following:

•	the need to maintain significant inventory of components that are in limited supply;

•	buying components in bulk for the best pricing;

•	entering into purchase commitments based on early estimates of quantities for longer lead time components;

•	responding to the unpredictable demand for products;

•	cancellation of customer orders;

•	responding to customer requests for quick delivery schedules; and

•	timing of end-of-life decisions regarding products, including of acquired product lines.

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

Commitments and Contingencies, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. During times of economic uncertainty, such as that of the recent global economic recession, it becomes more difficult to accurately forecast demand and manage our inventory levels. Deteriorating market conditions have in the past and can in future periods cause us to incur additional costs associated with excess and obsolete inventory, scrap, and excess inventory held by our contract manufacturers.

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

We will continue to evaluate the carrying value of our goodwill and intangible assets and if we determine in the future that there is a potential further impairment in any of our reporting units, we may be required to record additional charges to earnings which could materially and adversely affect our financial results and could also materially and adversely affect our business. The process of evaluating the potential impairment of goodwill and intangible assets is subjective and requires significant judgment at many points during the analysis and includes estimates of our future cash flows attributable to a reporting unit or asset over its estimated remaining useful life. Any changes in our estimates, such as our estimates of the future cash flows attributable to a reporting unit or asset, or a longer or more significant decline in our market capitalization or the macroeconomic environment, could require us to record additional impairment charges which could materially and adversely affect our financial results. See Note 9, Goodwill and Purchased Intangible Assets, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information related to impairment of goodwill and intangible assets.

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

Our business and results of operations may be adversely affected if we do not comply with legal and regulatory requirements that apply to our products, including environmental laws and regulations that regulate substances contained in products.

We may be subject to various other legal and regulatory requirements related to the manufacture and sale of our products, such as a European Union directive that places restrictions on the use of hazardous substances (RoHS and RoHS2) in electronic equipment, a European Union (EU) directive on Waste Electrical and Electronic Equipment (WEEE), the EU's Registration, Evaluation, Authorization and Restriction of Chemicals (REACH), and the environmental regulations promulgated by China's Ministry of Information Industry (China RoHS). RoHS and RoHS2 sets a framework for producers' obligations in relation to manufacturing (including the amounts of named hazardous substances contained in products sold) and WEEE sets a framework for treatment, labeling, recovery, and recycling of electronic products in the European Union which may require us to alter the manufacturing of the physical devices that include our solutions and/or require active steps to promote recycling of materials and components. REACH imposes chemicals regulation and controls including requirements for registration of chemicals on the EU market. In addition, similar legislation could be enacted in other jurisdictions, including in the United States. Many states in the United States have enacted state-level programs and requirements for recycling of certain electronic goods. In addition, climate change legislation in the United States is a significant topic of discussion and may generate federal or other regulatory responses in the near future. If we do not comply with environmental law and regulations, we may suffer a loss of revenue, be unable to sell in certain markets or countries, be subject to penalties and enforced fees, and/or suffer a competitive disadvantage. Customers may impose certain requirements or levels of compliance due to these regulations and programs that may increase our costs of doing business with such customers. Furthermore, the costs to comply with RoHS, RoHS2, WEEE, REACH and China RoHS, or with current and future environmental and worker health and safety laws may have a material adverse effect on our business, results of operations and financial condition.

Recently, the SEC adopted new rules pursuant to Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act setting forth new disclosure requirements concerning the use of certain minerals that are mined from the Democratic Republic of Congo and adjoining countries. These new requirements will require due diligence efforts in fiscal 2013, with initial disclosure requirements beginning in May 2014. We expect to incur costs associated with complying with these disclosure requirements, including for conducting diligence procedures to determine the sources of conflict minerals that may be used or necessary to the production of our products and, if applicable, potential changes to products, processes or sources of supply as a consequence of such verification activities. In addition, these rules could adversely affect the sourcing, supply and pricing of materials used in our products, particularly if the number of suppliers offering the minerals identified as “conflict minerals” sourced from locations other than the Democratic Republic of Congo and adjoining countries is limited. It is also possible that we may face reputational harm if we determine that certain of our products contain minerals not determined to be conflict free and/or we are unable to alter our products, processes or sources of supply to avoid such materials.

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

Our business may also benefit from technological changes and upgrade cycles. For example, if EMV standards are required in the U.S., as currently anticipated, we expect that our business could benefit in future as customers move to upgrade their systems. If these standards are not implemented, or if they are implemented but we cannot deliver products that comply with these standards, our business will suffer.

Risks Related to Our Capital Structure

Our secured credit facility contains restrictive and financial covenants. If we are unable to comply with these covenants, we will be in default. A default could result in the acceleration of our outstanding indebtedness, which would have an adverse effect on our business and stock price.

On December 28, 2011, our principal subsidiary, VeriFone, Inc., entered into a secured credit agreement (the "2011 Credit Agreement") for total senior secured credit facilities of $1.5 billion initially consisting of a Term A loan facility of $918.5 million (the "Term A Loan"), a Term B loan facility of $231.5 million (the "Term B Loan") and a revolving credit facility permitting borrowings of up to $350.0 million (the "Revolving Facility"). These credit facilities were made available (i) to fund a portion of the cash consideration for our acquisition of Point, (ii) to refinance certain existing debt at Point, (iii) to repay all outstanding amounts under our senior secured credit agreement entered into as of October 31, 2006 (the "2006 Credit Agreement"), (iv) to fund an escrow to repay at maturity or upon earlier conversion at the option of the holders thereof our 1.375% senior convertible notes due June 2012 (the "Senior Convertible Notes"), and (v) to pay related fees and expenses as well as for working capital requirements and for other general corporate purposes. As of October 31, 2012, we had outstanding loan balances of $993.6 million under our Term A Loan, $99.8 million under our Term B Loan, and $210.0 million drawn on the Revolving Facility. See Note 12. Financings, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

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

Following our acquisition of Point in December 2011 and the related entry into the 2011 Credit Agreement, our outstanding indebtedness and debt service obligations are substantial. As of October 31, 2012, we had total indebtedness outstanding of $1.3 billion related to our Term A Loan, Term B Loan and Revolving Facility. Principal payments on our Term A Loan facility are required to be repaid in quarterly installments of the following percentages of the original balance outstanding under the Term A Facility: 1.25% for each of the first eight calendar quarters after the closing date of the Credit Facility on December 28, 2011 through the quarter ending December 31, 2013; 2.50% for each of the next eight calendar quarters through the quarter ending December 31, 2015 and 5.00% for each of the calendar quarters ending March 31, 2016, June 30, 2016 and September 30, 2016 with the balance being due at maturity on December 28, 2016. The outstanding principal balance of the Term B Loan is required to be repaid in equal quarterly installments of 0.25% with the balance being due at maturity on December 28, 2018. Outstanding amounts may also be subject to mandatory prepayment with the proceeds of certain asset sales and debt issuances and, in the case of the Term B Loan, from a portion of annual excess cash flows (as determined under the 2011 Credit Agreement). See Note 12, Financings, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for a schedule of the principal payments due under our financings.

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

Interest rates applicable to our debt are expected to fluctuate based on economic and market factors that are beyond our control. In particular, all of the outstanding debt under our Credit Facility has a floating interest rate. Any significant increase in market interest rates, and in particular the short-term LIBOR rates, would result in a significant increase in interest expense on our debt, which could negatively impact our net income and cash flows. In addition, interest rates under the 2011 Credit Agreement will fluctuate to some extent based on our leverage ratios.

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

Deterioration in the U.S. and international capital markets has in the past had an adverse effect on certain of our financial transactions. The filing by Lehman Brothers of a voluntary Chapter 11 bankruptcy petition in September 2008 constituted an “event of default” under our note hedge transaction with Lehman Derivatives (which has also filed a voluntary Chapter 11 bankruptcy petition) and the related guaranty by Lehman Brothers. Lehman Commercial Paper, Inc. (“Lehman CP”) was, at the time of its filing of a voluntary Chapter 11 bankruptcy petition in October 2008, a lender to us under a revolving credit facility. As a result of Lehman CP's filing of a voluntary Chapter 11 bankruptcy petition, the revolving credit facility was reduced by the amount of Lehman CP's commitment. Although this revolving credit facility has since been terminated, there continues to be softness in the credit markets globally due to various macroeconomic factors, including those described above in the risk factor captioned, “Macroeconomic conditions and economic volatility could materially and adversely affect our business and results of operations.” If other financial institutions that have extended credit commitments to us, including under the Credit Facility, or have entered into hedge, insurance or similar transactions with us are adversely affected by the conditions of the U.S. and international capital markets, they may become unable to fund borrowings under their credit commitments to us or otherwise fulfill their obligations under the relevant transactions, which could have a material and adverse impact on our financial condition and our ability to borrow additional funds, if needed, for working capital, capital expenditures, acquisitions and other corporate purposes.

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

Our headquarters are located in San Jose, California. We have warehouse and distribution facilities located in the U.S., Argentina, Australia, Brazil, Denmark, Estonia, Finland, France, Iceland, Israel, Hungary, India, Ireland, Latvia, Lithuania, Mexico, Norway, Puerto Rico, South Africa, South Korea, Spain, Sweden, and the United Kingdom. These facilities total approximately 404,000 square feet.

We also maintain sales and administrative offices and research facilities in the U.S. at 32 locations in 16 states or jurisdictions and outside the U.S. at approximately 95 locations in 38 countries. We own the office buildings at two of our locations and the rest of these locations are leased. We are using substantially all of our currently available productive space to develop, store, market, sell and distribute our products and services. We believe our facilities are in good operating condition, suitable for their respective uses and adequate for our current needs.

Location	Approximate Square Footage
Corporate Headquarters:
United States	30,000
Warehouse and Distribution Facilities:
United States	156,000
Other than United States	218,000
404,000
Sales and administrative offices and Research facilities:
United States	506,000
Other than United States	899,000
1,405,000

ITEM 3.	LEGAL PROCEEDINGS
Brazilian Tax Assessments

State Value Added Tax

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 received an unfavorable administrative decision on a tax enforcement action against it filed by the São Paulo State Revenue Department for collection of state sales taxes related to purported sales of software for the 1998 and 1999 tax years. In 2004 an appeal against this unfavorable administrative decision was filed in a judicial proceeding. The first level decision in the judicial proceeding was issued in our favor. The São Paulo State Revenue Department has filed an appeal of this decision and the proceeding is now pending second level decision. Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible that we may receive an unfavorable decision in this proceeding. The tax assessment including estimated interest through October 31, 2012 for this matter totals approximately 7.0 million Brazilian reais (approximately $3.5 million at foreign exchange rates as of October 31, 2012). As of October 31, 2012, we have not accrued for this matter.

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

In the Vitória tax assessment, the fines were reduced from 4.7 million Brazilian reais (approximately $2.3 million) to 1.5 million Brazilian reais (approximately $0.7 million) on a first level administrative decision on January 26, 2007. Both the tax authorities and the Company filed appeals of the first level administrative decision. In this appeal, we argued that the tax authorities did not have enough evidence to determine that the import transactions were indeed fraudulent and that, even if there were some irregularities in such importations, they could not be deemed to be our responsibility since all the transactions were performed by the third-party importer of the goods. On June 30, 2010, the Taxpayers Administrative Council of Tax Appeals decided to reinstate the original claim amount of 4.7 million Brazilian reais (approximately $2.3 million) against us. A formal ruling on the decision of the Taxpayers Administrative Council of Tax Appeals has not yet been issued. In addition, the federal attorney in this proceeding has filed a motion to clarify, which is also pending a decision. Once a formal ruling is issued by the Taxpayers Administrative Council of Tax Appeals, we will decide whether or not to appeal to the judicial level. Based on our current understanding of the underlying facts of this matter, we believe that it is probable that our Brazilian subsidiary will be required to pay some amount of fines. Accordingly, at October 31, 2012, we have accrued 4.7 million Brazilian reais (approximately $2.3 million) for this matter, plus approximately 3.3 million Brazilian reais (approximately $1.6 million) for estimated interest.

On July 12, 2007, we were notified of a first level administrative decision rendered in the São Paulo tax assessment, which maintained the total fine of 20.2 million Brazilian reais (approximately $10.0 million) as imposed. On August 10, 2007, we appealed the first level administrative decision to the Taxpayers Council. A hearing was held on August 12, 2008 before the Taxpayers Council, and on October 14, 2008, the Taxpayers Council granted our appeal and dismissed the São Paulo assessment based upon the assessment being erroneously calculated on the value of the sale of the products in question to end customers in the local market rather than on the declared importation value of such products. We were subsequently notified of the Taxpayers Council's decision and the case was dismissed on May 19, 2009. In August 2009, the Brazilian tax authorities requested additional materials from us. In October 2009, we received a revised assessment in this matter of 1.9 million Brazilian reais (approximately $0.9 million). On May 20, 2010, we were notified of a first level administrative decision canceling the revised tax assessment. This decision is currently pending second level administrative review. The administrative proceeding for judgment before the Administrative Council of Tax Appeals was originally scheduled for May 24, 2012, but has been postponed pending personal inspection of the records at the request of one of the council members. At October 31, 2012, we have accrued 1.6 million Brazilian reais (approximately $0.8 million) for this matter.

On January 18, 2008, we were notified of a first level administrative decision rendered in the Itajai assessment, which maintained the total fine of 2.0 million Brazilian reais (approximately $1.0 million) as imposed, excluding interest. On May 27, 2008, we appealed the first level administrative decision to the Taxpayers Council. This matter is currently pending second level decision.

Based on our current understanding of the underlying facts of this matter, we believe that it is probable that our Brazilian subsidiary will be required to pay some amount of fines. Accordingly, at October 31, 2012, we have accrued 2.0 million Brazilian reais (approximately $1.0 million) for this matter, plus approximately 1.8 million Brazilian reais (approximately $0.9 million) for estimated interest.

Municipality Tax on Services Assessment

In December 2009, one of the Brazilian subsidiaries that was acquired as part of the Lipman acquisition was notified of a tax assessment regarding alleged nonpayment of tax on services rendered for the period from September 2004 to December 2004. This assessment was issued by the municipality of São Paulo (the “municipality”), and asserts a services tax deficiency and related penalties totaling 0.9 million Brazilian reais (approximately $0.4 million), excluding interest. The municipality claims that the Brazilian subsidiary rendered certain services within the municipality of São Paulo but simulated that those services were rendered in another city. At the end of December 2010 the municipality issued further tax assessments alleging the same claims for 2005 through June 2007. These additional subsequent claims assert services tax deficiencies and related penalties totaling 5.9 million Brazilian reais (approximately $2.9 million), excluding interest. We received unfavorable decisions from the administrative courts, which ruled to maintain the tax assessments for each of these matters. No further grounds of appeal are available to us for these assessments within the administrative courts. In October 2012, as a result of the decision at the administrative level, the tax authorities filed an enforcement action in the civil courts to collect on the services tax assessments amounts awarded by the administrative court, and seeking other related costs and fees. We are currently preparing our defense to appeal these tax assessments at the judicial level in the civil courts. Our defensive claims will be filed in response to the tax authorities' enforcement action. Based on our understanding of the underlying facts of this matter and our evaluation of the potential outcome at the judicial level, we believe it is reasonably possible that our Brazilian subsidiary will be required to pay some amount of the alleged tax assessments and penalties, as well as amounts of interest and certain costs and fees imposed by the court, related to these matters.

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 received an unfavorable administrative decision on a tax enforcement action against it filed by the municipality of Curitiba for collection of alleged services tax deficiency. An appeal against this unfavorable administrative decision was filed in a judicial proceeding and currently the case is pending the municipality of Curitiba's compliance with the writ of summons. As of October 31, 2012, the underlying assessment, including estimated interest, was approximately 6.0 million Brazilian reais (approximately $2.9 million). Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible that we may receive an unfavorable decision in this proceeding. As of October 31, 2012, we have not accrued for this matter.

Brazilian Federal Tax Assessments

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 is the subject of outstanding tax assessments by the federal tax authorities alleging unpaid IRPJ, CSL, COFINS and PIS taxes from 2002 and 2003. Three of the four claims for the 2002 assessments were previously settled prior to our acquisition of Hypercom. The first level administrative court issued an unfavorable decision for the remaining claim related to the 2002 tax assessments, which we have appealed to the Administrative Tax Appeals Council. This claim is currently pending judgment by the Administrative Tax Appeals Council. We received a partially favorable ruling with respect to the 2003 tax assessments. Our appeal of the partial unfavorable ruling for the 2003 assessments is currently pending decision in the civil courts. Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible we may receive an unfavorable decision related to these proceedings. The outstanding tax assessments for these proceedings total 10.8 million Brazilian reais (approximately $5.3 million), including estimated penalties and interest.

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

Following the jury's verdict, we determined that it is probable we will incur a loss on this litigation based on the jury's verdict and current status of the litigation proceedings. As a result, we have accrued an estimated loss through October 31, 2012, including estimated pre-judgment interest and potential ongoing royalties, totaling $19.0 million as of October 31, 2012 related to this ongoing litigation. Our estimate of pre-judgment interest applies a rate of 4.12% which represents the seven year Treasury rate as of August 23, 2005, the date of the relevant hypothetical negotiation of the underlying claims.

A judgment has not yet been entered in this case, and we and Cardsoft have filed our post-verdict briefings with the District Court. We filed our motions for judgment as a matter of law to overturn the jury's verdict and motions for a new trial. Cardsoft filed a motion for permanent injunction or in the alternative for a future royalty of $8 per unit on our future U.S. sales of the accused products through the March 16, 2018 expiration date of the patents. Cardsoft also filed a motion seeking pre-judgment interest at a rate of 5%. The District Court is expected to rule on these matters before it enters judgment. We believe that there is a remote chance of the District Court granting an injunction under relevant U.S. Supreme Court case law. We cannot at this time estimate the per unit future royalty that the District Court will order in its final judgment, but it is probable the court will order a future royalty of at least $3 per unit based on the jury's verdict. In addition, based on our discussions with our litigation counsel for this matter, it is possible the court may order a future royalty that is higher than the per unit royalty awarded by the jury for future sales of the products determined by the jury to be infringing. Given that an ongoing royalty is probable and estimable, effective in our fiscal quarter ended July 31, 2012, when the jury verdict was issued, we accrued $3 per unit to cost of net revenues for potential ongoing royalties. During the fiscal quarter ended October 31, 2012, we completed redesigns of the terminals subject to the jury's verdict specifically to address the Cardsoft allegations, and implemented such redesign in the U.S. We obtained the legal opinion of independent intellectual property counsel that our terminals, as redesigned, do not infringe the Cardsoft patents-in-suit, taking into account the claim construction of the District Court in the Cardsoft action. Accordingly, although the question of whether our products, as redesigned, infringe the Cardsoft patents-in-suit is subject to determination by a court, whether the District Court in the underlying trial or another court, we concluded based on the procedures taken and legal reviews obtained, that it is not probable that an ongoing royalty based on the jury's verdict applies to our terminals as redesigned, and ceased accruing an ongoing royalty on the basis for our implementation of the redesigns.

As noted above, Cardsoft has filed a motion claiming royalties on our future U.S. sales of the accused products at a royalty rate higher than the rate awarded by the jury and prejudgment interest at a rate higher than used in our estimates. In addition to the higher royalty rate and higher rate of prejudgment interest sought by Cardsoft, it is possible that, notwithstanding the jury's finding of no willful infringement, Cardsoft may seek to recover its attorneys' fees or other amounts in this lawsuit or may appeal the finding of non-willful infringement. Any damages award that is maintained after appeal would be additionally subject to post-judgment interest. We intend to vigorously pursue our appeal of any unfavorable judgment issued by the District Court as a result of the jury's verdict and to defend any further claims related to this litigation. At this time we are unable to estimate the range of additional loss exceeding amounts already recognized, if any, related to any further amounts Cardsoft may seek and the District Court may award in post-trial motions. Unfavorable rulings on such motions could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Swipe Innovations, LLC v. VeriFone, Inc. and VeriFone Systems, Inc., Hypercom Corporation, et al.

On August 8, 2012, Swipe Innovations, LLC (“Swipe”) commenced actions in the United States District Court for the Eastern District of Texas, Lufkin Division, against us and Hypercom among others, alleging infringement of U.S. Patent No. 5,351,296, issued September 27, 1994, titled "Financial Transmission System" purportedly owned by Swipe. The complaint did not specify the allegedly infringing products but sought to assert infringement against payment terminal products and/or systems including at least products and/or systems with encrypting pin pads. On November 9, 2012, without admitting any infringement, wrongdoing or violation of law and to avoid the distraction and expense of continued litigation, we settled the litigation with Swipe. Pursuant to the settlement agreement all asserted claims against us (including the claims made against the Hypercom products) will be dismissed in exchange for a cash settlement. The settlement amount is not material to our results of operation and has been recorded in our results of operations for the fiscal year ended October 31, 2012.

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

Beginning on December 13, 2007, several actions were also filed against certain current and former directors and officers derivatively on our behalf. These derivative lawsuits were filed in: (1) the U.S. District Court for the Northern District of California, as In re VeriFone Holdings, Inc. Shareholder Derivative Litigation, Lead Case No. C 07-6347 MHP, which consolidates King v. Bergeron, et al. (Case No. 07-CV-6347), Hilborn v. VeriFone Holdings, Inc., et al. (Case No. 08-CV-1132), Patel v. Bergeron, et al. (Case No. 08-CV-1133), and Lemmond, et al. v. VeriFone Holdings, Inc., et al. (Case No. 08-CV-1301); and (2) California Superior Court, Santa Clara County, as In re VeriFone Holdings, Inc. Derivative Litigation, Lead Case No. 1-07-CV-100980, which consolidates Catholic Medical Mission Board v. Bergeron, et al. (Case No. 1-07-CV-100980) and Carpel v. Bergeron, et al. (Case No. 1-07-CV-101449). We prevailed in our motion to dismiss the federal derivative claims before the U.S. District Court for the Northern District of California and, on November 28, 2011, in ruling on lead plaintiff's appeal against the district court's judgment dismissing plaintiffs' derivative claims, the Ninth Circuit issued judgment affirming the dismissal of lead plaintiff's complaint against us. Lead plaintiff did not appeal the Ninth Circuit's judgment and the federal derivative action is now closed.

On June 9, 2009, lead plaintiff in the federal derivative action made a demand to inspect certain of our books and records. On December 12, 2011, the Delaware Chancery Court entered an order dismissing the action by stipulation of the parties in light of the Ninth Circuit's November 28, 2011 order affirming the dismissal of the federal derivative action.

On October 31, 2008, the state derivative plaintiffs filed their consolidated derivative complaint in California Superior Court for the County of Santa Clara naming us as a nominal defendant and bringing claims for insider selling, breach of fiduciary duty, unjust enrichment, waste of corporate assets and aiding and abetting breach of fiduciary duty against certain of our current and former officers and directors and our largest stockholder as of October 31, 2008, GTCR Golder Rauner LLC. In November 2008, we filed a motion to stay the state court action pending resolution of the parallel federal actions, and the parties have agreed by stipulation to delay briefing on the motion to stay until after the issue of demand futility is resolved in the federal derivative case. On June 2, 2011, the court entered a stipulated order requiring the parties to submit a case status report on August 1, 2011 and periodically thereafter. The parties submitted status reports to the court through December 3, 2012 as requested by the court, and have also begun to meet and confer regarding next steps in the state derivative action in light of the final dismissal of the federal derivative action. The next status report is due February 1, 2013.

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

On November 13, 2011, plaintiff filed an amended application for leave to appeal addressing the District Court's ruling. VeriFone filed an amended response on December 28, 2011. On January 1, 2012, the Supreme Court ordered consideration of the application by three justices. On July 2, 2012, the Supreme Court ordered VeriFone to file an updated notice on the status of the proceedings in the U.S. securities class action pending in the U.S. Court of Appeals for the Ninth Circuit by October 1, 2012. On October 11, 2012, VeriFone filed an updated status notice in the Supreme Court on the proceedings in the U.S. securities class action pending in the U.S. Court of Appeals for the Ninth Circuit.

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

Litigation Related to Acquisition of Hypercom

In connection with the announcement of our merger with Hypercom, several purported class action lawsuits were filed in Arizona and Delaware state courts alleging variously, among other things, that the board of directors of Hypercom breached its fiduciary duties in not securing a higher price in the merger and that VeriFone, Hypercom, FP Hypercom Holdco, LLC and Francisco Partners II, L.P. aided and abetted that alleged breach. The actions seek injunctive relief and unspecified damages. An agreement was reached between the parties to resolve the litigation, subject to court approval, based on confirmatory discovery, enhanced public disclosures, and, reimbursement by Hypercom of a portion of the plaintiffs' attorneys' fees in an amount that is not material to our results of operations. In November 2012, the court approved the terms of the settlement as agreed between the parties.

On May 30, 2012, we were notified by the Spanish competition authority (La Comisión Nacional de la Competencia, or "CNC") that CNC intends to formally review our completion of our merger with Hypercom for alleged non-compliance with notification requirements under Spanish merger control law. On October 24, 2012, the CNC issued a decision in which it imposed a fine on us for non-compliance with the notification requirements, payable before December 5, 2012. Although the decision is appealable, we intend to pay the fine imposed by the CNC in order to resolve this matter and to avoid the distraction and expense of continued litigation. The amount of the fine is not material to our results of operation and has been recorded in our results of operations for the fiscal year ended October 31, 2012.

Other Litigation

After termination of their services, several former contractors of one of our Brazilian subsidiaries filed individual lawsuits in the Labor Court of Sao Paulo against the subsidiary alleging an employer-employee relationship and wrongful termination, and claiming, among other damages, statutorily-imposed salaries, vacations, severance and bonus amounts, social contributions and penalties and moral damages. In October 2012, we received a partially unfavorable judgment for one of these lawsuits, with the court ruling that an employer-employee relationship existed. Both we and the plaintiff have appealed this first level administrative ruling. In October 2012, without admitting any wrongdoing or violation of law, we settled one of these lawsuits for a cash payment. The amount of this settlement is not material to our results of operations and has been recorded in our results of operations for the fiscal year ended October 31, 2012. While the plaintiffs in these proceedings have made similar allegations, some of these lawsuits are in the earlier stage of proceedings, with some not having reached the discovery stage. Our evaluation of these proceedings with Brazilian labor counsel is ongoing, and we intend to vigorously defend these actions. Based on our review and understanding of the available facts and circumstances related to these matters and applicable Brazilian labor laws, we believe that it is probable that we may not prevail as to one or more of these claims against us. As of October 31, 2012, we have accrued 3.2 million Brazilian reais (approximately $1.6 million), including estimated accrued interest, based on our current assessment of these matters.

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

ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock has been quoted on the NYSE (New York Stock Exchange) under the symbol “PAY” since April 29, 2005. Prior to that time, there was no public market for our stock.
The following table sets forth for the indicated periods, the high and low sale prices of our common stock.

	Fiscal 2012 Quarter Ended				Fiscal 2011 Quarter Ended
	Oct. 31 2012	Jul. 31 2012	Apr. 30 2012	Jan. 31 2012	Oct. 31 2011	Jul. 31 2011	Apr. 30 2011	Jan. 31 2011
High	$38.80	$49.59	$54.45	$44.44	$43.15	$55.16	$58.58	$44.87
Low	$27.85	$30.35	$44.14	$34.79	$30.25	$38.27	$40.10	$31.39
On October 31, 2012, the closing sale price of our common stock on the NYSE was $29.64 and on December 7, 2012, the closing sale price of our common stock on the NYSE was $32.56. As of December 7, 2012, there were approximately 115 stockholders of record. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.
Dividend Policy
We have not declared or paid cash dividends on our capital stock since our common stock has been listed on the New York Stock Exchange. We do not expect to pay any cash dividends for the foreseeable future. We currently intend to retain any future earnings to finance our operations and growth. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent on earnings, financial condition, operating results, capital requirements, any contractual restrictions, and other factors that our board of directors deems relevant. In addition, our 2011 Credit Agreement contains limitations on the ability of our principal operating subsidiary, VeriFone, Inc., to declare and pay cash dividends. Because we conduct our business through our subsidiaries, as a practical matter these restrictions similarly limit our ability to pay dividends on our common stock.
Securities Authorized for Issuance Under Equity Compensation Plans
Information with respect to Securities Authorized for Issuance Under Equity Compensation may be found in Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Compensation Plan Information, of this Annual Report on Form 10-K, which section is incorporated herein by reference.

Performance Graph
The following graph and table:

•
compares the performance of an investment in our common stock over the period of November 1, 2007 through October 31, 2012 beginning with an investment at the closing market price on October 31, 2007, and thereafter, based on the closing price of our common stock on the market, with the S&P 500 Index and the Comparables Index (a selected peer group index). The Comparables Index was selected on an industry basis and includes Ingenico S.A., Heartland Payment Systems, Inc., MICROS Systems, Inc., and NCR Corp.

•
assumes $100 was invested on the start date at the price indicated and that dividends, if any, were reinvested on the date of payment without payment of any commissions. The performance shown in the graph and table represents past performance and should not be considered an indication of future performance.

100.00
80.00
60.00
40.00
20.00
-
10/31/2007
10/31/2008
10/31/2009
10/31/2010
10/31/2011
10/31/2012
PAY
S&P 500
Comparables Index

	October 31, 2007	October 31, 2008	October 31, 2009	October 31, 2010	October 31, 2011	October 31, 2012
VeriFone Systems, Inc.	$100.00	$22.98	$26.91	$68.44	$85.39	$59.96
S&P 500 Index	$100.00	$62.53	$66.88	$76.37	$80.89	$91.14
Comparables Index	$100.00	$49.17	$47.82	$63.17	$83.50	$97.29
The information provided above under the heading “Performance Graph” shall not be considered “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the accompanying notes and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Annual Report on Form 10-K. The selected data in this section is not intended to replace our Consolidated Statement of Operations Data and Consolidated Balance Sheet Data.

	Years Ended October 31,
	2012 (1)	2011 (3)	2010 (4)	2009 (5)	2008 (6)
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues	$1,865,971	$1,303,866	$1,001,537	$844,714	$921,931
Cost of net revenues	1,110,130	812,116	631,225	562,585	628,900
Gross margin	755,841	491,750	370,312	282,129	293,031
Operating expenses:
Research and development	152,001	109,155	74,227	65,148	75,622
Sales and marketing	179,694	138,267	94,666	73,544	91,457
General and administrative	175,174	123,789	84,371	76,468	126,625
Impairment of goodwill and intangible assets	—	—	—	175,512	289,119
Patent litigation loss contingency expense	17,632	—	—	—	—
Amortization of purchased intangible assets	83,795	14,829	14,624	20,423	26,033
Total operating expenses	608,296	386,040	267,888	411,095	608,856
Operating income (loss)	147,545	105,710	102,424	(128,966)	(315,825)
Interest expense	(62,830)	(28,950)	(28,344)	(26,476)	(42,209)
Interest income	4,399	2,595	1,278	1,517	5,981
Other income (expense), net	(20,761)	11,929	3,384	6,037	(13,255)
Income (loss) before income taxes	68,353	91,284	78,742	(147,888)	(365,308)
Provision for (benefit from) income taxes	2,050	(191,412)	(20,582)	9,246	45,838
Consolidated net income (loss)	66,303	282,696	99,324	(157,134)	(411,146)
Net income (loss) attributable to noncontrolling interests	(1,270)	(292)	(497)	(321)	74
Net income (loss) attributable to VeriFone Systems, Inc. stockholders	$65,033	$282,404	$98,827	$(157,455)	$(411,072)
Net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Basic	$0.61	$3.06	$1.16	$(1.86)	$(4.88)
Diluted	$0.59	$2.92	$1.13	$(1.86)	$(4.88)
Weighted average shares used in computing net income (loss) per common share:
Basic	107,006	92,414	85,203	84,473	84,220
Diluted	110,315	96,616	87,785	84,473	84,220

	As of October 31,
	2012 (1)(2)	2011 (3)	2010	2009 (5)	2008 (6)
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$454,072	$594,562	$445,137	$324,996	$157,160
Total assets	$3,490,607	$2,313,561	$1,075,326	$917,290	$1,077,641
Current and long-term debt and capital leases	$1,307,617	$483,811	$473,511	$468,864	$487,200

(1)
We acquired Point (Electronic Transaction Group Nordic Holding AB) on December 30, 2011 in a share acquisition valued at $1,024.5 million, and other businesses and net assets as described in Note 2, Business Combinations, of this Annual Report on Form 10-K. Our fiscal year 2012 Consolidated Statement of Operations includes the results of operations of these acquisitions from the dates of acquisition. In addition, we incurred approximately $42.0 million of transaction and integration costs related to our acquisitions in fiscal year 2012 which are included in our Total operating expenses, and we incurred increased interest expense as a result of the 2011 Credit Agreement and Additional Credit Extension Amendment entered into in fiscal year 2012, as described more fully in Note 12, Financings, of this Annual Report on Form 10-K. We also accrued a $17.6 million loss contingency as a result of an unfavorable jury verdict plus related estimated pre-judgment interest in the Cardsoft patent infringement litigation, as described in Note 13, Commitments and Contingencies, of this Annual Report on Form 10-K. Other income (expense), net in fiscal year 2012 includes a $22.5 million foreign currency loss related to the difference between the forward rate on contracts purchased to lock in the U.S. dollar-equivalent purchase price for our Point acquisition, and the actual rate on the date of derivative settlement, partially offset by a $1.5 million gain on the currency we held from the date of the derivative settlement until the funds were transferred to purchase Point.

(2)
Our Total assets as of October 31, 2012 increased as a result of the share acquisition of Point, valued at $1,024.5 million, and other acquired businesses and net assets, valued at $81.5 million. In connection with the acquisition of Point, we entered into the 2011 Credit Agreement initially consisting of a $918.5 million Term A loan, a $231.5 million Term B loan, and a $350.0 million Revolving loan, a portion of which was used for the repayment of our 2006 Credit Agreement. On October 15, 2012, we entered into a Credit Extension Agreement with additional lenders to increase the Term A loan by $109.5 million and increase the Revolving loan commitment by $75.5 million. These transactions increased our Current and long-term debt, and are described more fully in Note 5, Financings, of this Annual Report on Form 10-K.

(3)
In fiscal year 2011, we acquired Hypercom Corporation in a share acquisition valued at $644.6 million, which increased our Total assets as of October 31, 2011. Our fiscal year 2011 Consolidated Statement of Operations includes Hypercom's results of operations from August 4, 2011, the date of acquisition. In addition, we incurred approximately $32.8 million of transaction and integration costs related to our acquisitions, which are included in our fiscal year 2011 Total operating expenses. Also in fiscal year 2011, we reduced our deferred tax asset valuation allowance and recognized a tax benefit of $210.5 million, based on sufficient positive evidence of our ability to generate sufficient U.S. and foreign income in future fiscal years which would allow us to recognize a portion of our deferred tax assets in the U.S. The tax benefit is included in our fiscal year 2011 Provision for (benefit from) income taxes.

(4)
In fiscal year 2010, the Provision for (benefit from) income taxes includes a tax benefit of $54.0 million attributable to a worthless stock deduction for tax purposes of $154.0 million related to an insolvent United Kingdom subsidiary.

(5)	We recorded $175.5 million related to Impairment of goodwill and intangible assets in fiscal year 2009 related to our North America and ASPAC reporting units.

(6)
Our fiscal year 2008 Consolidated Statement of Operations includes $41.8 million of General and administrative expenses related to the restatement of interim financial information for the first three quarters of fiscal year 2007. We also recorded a $262.5 million Impairment of goodwill in our EMEA reporting unit and a $26.6 million Impairment of developed and core technology intangible assets. In addition, we recognized a $62.3 million Provision for income taxes for recording a full valuation allowance against all beginning of the year balances for U.S. deferred tax assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties. In some cases, forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “intends,” “potential,” “continues,” “plans,” “predicts,” and similar terms. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, and management's beliefs and assumptions, and do not reflect the potential impact of any mergers, acquisitions, or other business combinations or divestitures that have not been completed. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Item 1A, Risk Factors above, and elsewhere in this report, including our disclosures of Critical Accounting Policies and Estimates in Item 7, our disclosures in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, as well as in our consolidated financial statements and related notes. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K. Unless required by law, we undertake no obligation to update any forward-looking statements, whether as result of new information, future events, or otherwise.

Overview

Our Business

We are a leading global provider of payment solutions that enable secure electronic payment transactions and value-added services at the POS. We provide payment solutions and expertise at the POS via merchant-operated, consumer-facing, and self-service systems for, among others, the financial, retail, hospitality, petroleum, transportation, government and healthcare markets. Since 1981, we have designed and marketed payment solutions that facilitate the long-term shift toward electronic payment transactions and away from cash and checks in both developed and emerging economies worldwide. We have one of the leading electronic payment solutions brands and are one of the largest providers of electronic payment systems in the world.

Our customers include, among others, financial institutions, payment processors, petroleum companies, large retailers, taxi fleets, transportation agencies, government organizations, healthcare companies, quick service restaurants, advertisers and media companies. We also sell to distributors, resellers, system integrators, and ISOs who resell our products. Increasingly, we are engaging with non-traditional industry participants such as alternative payment companies, mobile phone operators, mobile wallet providers, coupon/offer providers and social media networks, who desire access and integration with our payment solutions at the POS to deliver their services and utilize sales and shopper related data.

We believe that we benefit from a number of competitive advantages gained through our 31-year history of success in our industry. These advantages include our globally trusted brand name, large installed base, significant involvement in the development of industry standards, security infrastructure, global operating scale, customizable platforms, and investment in research and development. Additionally, we compete primarily on the basis of the following additional key factors: end-to-end system solutions, product certifications, value-added applications, advanced product features, advanced communications modularity, reliability, supply chain scale and flexibility, payment data security, and low total cost of ownership as compared to other alternatives. We believe that these advantages position us well to capitalize on the continuing global shift toward electronic payment transactions.

Our industry's growth continues to be driven by the long-term shift toward electronic payment transactions and away from cash and checks, the increasing mobility of payment systems, a growing emphasis on contactless payments, the emergence of payments initiated by consumers through mobile wallets, the development of self-service payment systems, the growth of media-enabled payment solutions, and continued focus on security to reduce fraud and identity theft. In the U.S., we expect that our industry's growth may also be driven by the potential shift to EMV smartcard-based payments. We believe that all these trends will continue to drive demand for electronic payment systems in the future.

We have experienced revenue growth in both developed and emerging countries. In developed countries, we have experienced revenue growth driven mainly by customers upgrading and replacing their systems, for among other reasons to address compliance with security standards or implement new or better functionality. We also experienced revenue growth from expansion of service offerings. We have experienced revenue growth in emerging geographies, such as Latin America, more specifically Brazil, and certain countries in the Middle East and Africa, due to growing demand for electronic payment systems as a result of improvements in their economic conditions and efforts to modernize these economies to cashless payment systems. We expect demand to continue to grow in the future, with particular strength in emerging economies. We continue to devote research and development resources to address the market needs of both emerging and developed economies.

We operate in two business segments: North America and International. We define North America as the U.S. and Canada, and International as all other countries from which we derive revenues. Our reportable segments are the same as our operating segments. Net revenues and operating income (loss) of each operating segment reflect net revenues and expenses that directly benefit only that segment. The operating segment performance measures reviewed by our Chief Executive Officer exclude certain costs incurred on a company-wide basis, primarily stock-based compensation, as well as acquisition-related adjustments. These items are not allocated to our operating segments and are presented in the financial information by segment as "Corporate."

Significant Events

During the past two fiscal years, we completed acquisitions for the purpose of expanding our product and service offerings, as well as expanding our geographic reach. Our two largest acquisitions, Hypercom in August 2011 and Point in December 2011, have significantly increased our revenues and operating results outside the U.S. Additionally, our other acquisitions during fiscal year 2012 are expected to contribute to future North America results through new product and service offerings that we intend to also expand internationally. The results of operations from each of these acquisitions are included in our Consolidated Financial Statements from the date of acquisition. See Note 2, Business Combinations, of this Annual Report on Form 10-K for further information on these acquisitions.

On December 28, 2011, VeriFone, Inc. entered into the 2011 Credit Agreement, which initially consisted of a $918.5 million Term A loan, $231.5 million Term B loan, and $350.0 million Revolving loan, of which $300.0 million was initially funded. This financing, supplemented by our cash on hand, was used to fund the acquisition of Point, repay our previously outstanding loans, fund an escrow account to pay the interest and principal of the 1.375% Senior Convertible Notes that matured in June 2012, and fund the financing costs related to the 2011 Credit Agreement. On October 15, 2012, we entered into an Additional Credit Extension Amendment to the 2011 Credit Agreement, under which the Term A loan was increased by $109.5 million and the maximum amount available under the Revolving loan was increased by $75.5 million. See Note 12, Financings, of this Annual Report on Form 10-K for additional information.

On June 8, 2012, we received an unfavorable jury verdict in a patent infringement litigation captioned Cardsoft, Inc. and Cardsoft (Assignment for the Benefit of Creditors), LLC v. VeriFone Holdings, Inc. et al., in which the jury awarded infringement damages of approximately $15.4 million based on the jury's determination to apply a $3 per unit royalty on those of our terminals that were subject to the infringement claim. In addition, although the district court has not yet issued judgment in this matter, Cardsoft filed a motion seeking a future royalty higher than the rate awarded by the jury. Given that an ongoing royalty is probable and estimable, effective in our fiscal quarter ended July 31, 2012, when the jury verdict was issued, we accrued $3 per unit to cost of net revenues for potential ongoing royalties. During the fiscal quarter ended October 31, 2012, we completed redesigns of the terminals subject to the jury's verdict specifically to address Cardsoft's allegations, and implemented such redesign in the U.S. We obtained the legal opinion of independent intellectual property counsel that our terminals, as redesigned, do not infringe the Cardsoft patents-in-suit, taking into account the claim construction of the District Court in the Cardsoft action. Accordingly, although the question of whether our products, as redesigned, infringe the Cardsoft patents-in-suit is subject to determination by a court, whether the District Court in the underlying trial or another court, we concluded based on the procedures taken and legal reviews obtained, that it is not probable that an ongoing royalty based on the jury's verdict applies to our terminals as redesigned, and ceased accruing an ongoing royalty on the basis for our implementation of the redesigns. See further discussion in Note 13, Commitments and Contingencies, of this Annual Report on Form 10-K for further information on this litigation.

Our Sources of Revenue

Our payment solutions generally consist of POS electronic payment systems that run our proprietary and third-party operating systems, security, encryption, application and certified payment software, as well as other third-party value-added applications. Our electronic payment systems are available in several modular configurations, offering our customers flexibility to support a variety of connectivity options, including various of the wired and wireless Internet connectivity infrastructures deployed globally. Our proprietary architecture enables multiple value-added applications, such as gift-card and loyalty-card programs, healthcare insurance eligibility, and time and attendance tracking, to reside on the same system without requiring recertification when new applications are added to the system.

Services are an increasingly important part of our overall revenue mix. We offer traditional services that span different aspects of the payments ecosystem, including equipment repair or maintenance, gateway processing, remote terminal management, software post-contract support, customized application development, helpdesk, customer service, warehousing and encryption or tokenization. We offer full service solutions, such as Point's "All in One" payment solution (also referred to as "Payment-as-a-Service"), as well as end-to-end estate management services. In addition, we offer more market specific services such as our GlobalBay mobile retailing software, LIFT retail services deployed at gas stations and convenience stores, and our digital media solutions, which utilize media enabled equipment to display digital content, such as our VNET (VeriFone digital network), in taxis and at petroleum dispensers at gas stations. We also offer our customers technical support for our installed payment systems, consulting and project management services for system deployment, and customization of integrated software solutions.

Timing of our customer orders may cause our revenue to vary from quarter to quarter. Specifically, revenues recognized in our fiscal quarters can vary significantly when larger customers or our distributors hold back orders due to regulatory or budget concerns. In addition, revenues can be back-end weighted when we receive sales orders and deliver a higher proportion of our System solutions toward the end of our fiscal quarters. This variability and back-end weighting of orders may adversely affect our results of operations in a number of ways and could negatively impact revenues and profits. First, the product mix of orders may not align with manufacturing forecasts, which could result in a shortage of the components needed for production. Second, existing manufacturing capacity may not be sufficient to deliver the desired volume of orders in a concentrated time when they are received. Third, back-end weighted demand could negatively impact gross margins through higher labor, delivery and other manufacturing and distribution costs. If, on the other hand, we were to seek to manage the fulfillment of back-end weighted orders through holding increased inventory levels, we would risk higher inventory obsolescence charges if our sales fall short of our expectations.

Because our revenue recognition depends on, among other things, the timing of product shipments, decisions we make about product shipments, particularly toward the end of a fiscal quarter, may impact our reported revenues. The timing of product shipments may depend on a number of factors, including price discussions with our customers, operating costs, including costs of air shipments if required, the delivery date requested by customers and our operating capacity to fill orders and ship products, as well as our own long and short-term business planning. These factors may affect timing of shipments and consequently revenues recognized for a particular period.
Critical Accounting Polices and Estimates

General

Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP (generally accepted accounting principles). Our significant accounting policies are more fully described in Note 1, Principles of Consolidation and Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. The Company believes that the following discussion addresses the Company's most critical accounting policies.

Revenue Recognition

While the majority of our sales transactions contain standard business terms and conditions, there are some transactions that contain non-standard business terms and conditions, and, as a result, significant contract interpretation is sometimes required to determine whether an arrangement exists and what is included in the arrangement. In addition, our revenue recognition policy requires an assessment as to whether collection is probable, which inherently requires us to evaluate the creditworthiness of our customers.

We routinely enter into customer arrangements involving the long term use of our equipment (revenue generating assets). The assessment of whether these arrangements are operating or sales type leases requires judgment and estimates, including determining the expected residual value of the revenue generating assets at the end of the lease term. We estimate residual value considering the expected life of the revenue generating assets, which is generally five years.

We periodically enter into software development contracts with our customers that we recognize as net revenues on a completed contract or milestone basis. The assessment of possible losses on these arrangements requires that we estimate the total costs of the software development project. Changes in these estimates could materially impact our financial results.

We enter into arrangements with customers that include multiple deliverables. Significant judgment is required to determine the appropriate accounting for multiple element arrangements including: (1) whether elements represent separate deliverables; (2) the ESP (estimated selling price) for each deliverable; (3) the arrangement consideration to be allocated among the deliverables;

(4) when to recognize net revenues on the deliverables; and (5) whether undelivered elements are essential to the functionality of delivered elements. Further, our determination of the ESP involves assessing factors such as the cost to produce the deliverable, the anticipated margin on that deliverable, the economic conditions and trends, the selling price and profit margin for similar parts and our ongoing pricing strategy and policies.

Changes in judgments on the above assumptions and estimates could materially impact the timing of revenue recognition. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Inventory Valuation and Liability for Purchase Commitments with Contract Manufacturers and Suppliers

The valuation of inventories requires us to determine obsolete or excess inventory and inventory that is not of salable quality. The determination of obsolete or excess inventories requires us to estimate the future demand for our products within specific time horizons, generally six months. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to record additional inventory write-offs, which would have a negative impact on our gross profit percentage.

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

Warranty Costs

We accrue for estimated warranty obligations at the time that revenue is recognized, and base those accruals on an estimate of future warranty costs for the delivered product. Our warranty obligation generally extends from one to three years from the date of shipment. We estimate such obligations based on the size of the installed base of products subject to warranty protection, historical and projected warranty claim rates, historical and projected costs associated with claims, and knowledge of specific product failures that are outside of our typical experience. Our estimates and judgments are affected by actual product failure rates and actual costs to repair. These estimates and judgments are more subjective for new product introductions as these estimates and judgments are based on our experience for similar products because we do not yet have actual history or experience for new products.

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to pay their invoices to us in full. We regularly review the adequacy of our allowance for doubtful accounts, considering the size of each customer's accounts receivable balance, their expected ability to pay, aging of their accounts receivable balances, and our collection history with them. An appropriate provision is made taking into account these factors. The Company's level of reserves for its customer accounts receivable fluctuates depending upon all of the factors mentioned above and could change significantly if their financial condition changes or the economy in general deteriorates.

Goodwill

Assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount involves assessing relevant events and circumstances that may impact the fair value and the carrying amount of the reporting unit. The identification of relevant events and circumstances and how these may impact a reporting units' fair value or carrying amount involve significant judgments and assumptions. These assumptions include identification of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, VeriFone specific events and share price trends, whether those trends are more than temporary, and making the assessment on whether each relevant factor will impact the impairment test positively or negatively and the magnitude of any such impact.

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

Intangible Assets

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

Contingencies and Litigation

The outcome of litigation is inherently uncertain and subject to numerous factors outside of our control. Significant judgment is required when we assess the likelihood of any adverse judgments or outcomes to a potential claim or legal proceeding, as well as potential ranges of probable losses, when the outcomes of the claims or proceedings are probable and reasonably estimable. A determination of the amount of accrued liabilities required, if any, for these contingencies is made after the analysis of each matter. Because of uncertainties related to these matters, we base our estimates on the information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation and may revise our estimates. Any revisions in the estimates of potential liabilities could have a material impact on our results of operations and financial position.

Stock-Based Compensation

We account for stock-based employee compensation plans using fair value recognition and measurement principles and recognize compensation over the requisite service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. In valuing stock-based awards, significant judgment is required in determining the expected volatility and the expected term individuals will hold their stock-based awards prior to exercising. Expected volatility of the stock is based on a blend of factors, such as the implied volatility of our options and the historical volatility of our own stock. The expected term of options granted is derived from the historical actual term of option grants and an estimate of future exercises during the remaining contractual period of the option. In the future, our expected volatility and expected term may change, which could substantially change the grant-date fair value of future awards of stock options and ultimately the expense we record.

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

Future expected cash flow to be generated from an acquired business is estimated based on the current financial performance of the business, then adjusted for expected market participant synergies that can be realized, the expected timing of future cash flows of all of the acquired business' products and services, the expected customer attrition rates and the future growth rates. The higher the projected cash flows, the higher the value of intangible assets.

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

Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements may be found in Note 1, Principles of Consolidation and Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K, which section is incorporated herein by reference.

Results of Operations
Net Revenues

Our sources of net revenues include (1) products, which include the sale or lease of electronic payment systems with incidental software or accessories; (2) services, which include our "All-in-One" payment services, fees for installation and deployment, customer support, repair services, transaction processing, custom software development and extended warranties, as well as advertising (or “placement”) in and on taxis and displays at petroleum dispensers; and (3) software, which includes licenses for software to manage electronic payment solutions and encryption, enable mobile payment and provide value-added features to payment solutions.

We refer to net revenues from products and associated perpetual software licenses and accessories as System solutions net revenues. We refer to net revenues from services, equipment leases and term software licenses as Services net revenues.

Net revenues, which include System solutions and Services, are summarized in the following table (in thousands, except percentages):

	Years Ended October 31,
	2012	% of Total net revenues	Change	% Change	2011	% of Total net revenues	Change	% Change	2010	% of Total net revenues
System solutions	$1,339,024	71.8%	$305,113	29.5%	$1,033,911	79.3%	$204,962	24.7%	$828,949	82.8%
Services	526,947	28.2%	256,992	95.2%	269,955	20.7%	97,367	56.4%	172,588	17.2%
Total net revenues	$1,865,971	100.0%	$562,105	43.1%	$1,303,866	100.0%	$302,329	30.2%	$1,001,537	100.0%

Total net revenues grew substantially in each year primarily due to net revenue contributions from acquired businesses. Net revenues were also impacted unfavorably in 2012 and slightly favorably in 2011 due to fluctuations in currency rates in certain geographies where we conduct business.

When used herein "net revenues from acquired businesses", which is measured quarterly, refers to net revenues from businesses acquired during the prior twelve months, and consists of net revenues derived from the sales channels of acquired resellers and distributors, and net revenues from System solutions and services attributable to businesses acquired in the twelve months preceding the respective financial quarters. For acquisitions of small businesses that are integrated within a relatively short time after the close of the acquisition, we assume quarterly net revenues attributable to such acquired businesses during the twelve months following acquisition remain at the same level as in the first full quarter after the acquisition closed.

Fiscal year 2012 net revenues included $460.0 million of net revenues from acquired businesses. These revenues were comprised of $189.5 million from Point, $223.0 million from Hypercom, and $47.5 million from other acquisitions. Fiscal year 2011 sales by VeriFone to Point totaled $21.6 million.

Fiscal year 2011 net revenues included $154.4 million of net revenues from acquired businesses. These revenues were comprised of $68.5 million from Hypercom and $85.9 million from other acquisitions.

We evaluate our revenues geographically based upon our two reportable segments: International and North America. Our International segment consists of our business in the EMEA, LAC and ASPAC territories. Our EMEA territory is comprised of our operations in Europe, the Middle East, and Africa. Our LAC territory consists of our operations in Latin America, which includes South America, Central America, including Mexico, and the Caribbean. Our ASPAC territory consists of our operations in the Asia Pacific region, including China, India, Japan, Australia, New Zealand and other countries in the region. Our North America territory is comprised of the U.S. and Canada.

Growth in net revenues with and without the impact of foreign currency fluctuations, is as follows:

	For fiscal year 2012 compared to fiscal year 2011			For fiscal year 2011 compared to fiscal year 2010
	Net revenues growth	Impact due to foreign currency	Net revenues growth at constant currency	Net revenues growth	Impact due to foreign currency	Net revenues growth at constant currency
International
EMEA	80.8%	(8.9)pts	89.7%	55.7%	2.9pts	52.8%
LAC	34.4%	(6.9)pts	41.3%	39.5%	1.0pts	38.5%
ASPAC	68.0%	(2.0)pts	70.0%	30.8%	3.3pts	27.5%
Total International	63.2%	(7.2)pts	70.4%	45.8%	2.3pts	43.5%
North America	9.3%	(0.1)pts	9.4%	10.3%	0.2pts	10.1%
Total	43.1%	(4.5)pts	47.6%	30.2%	1.4pts	28.8%

Excluding the impact of foreign currency fluctuations, our net revenues increased during both of the past two fiscal years primarily due to acquired businesses, increases in customer demand and global expansion of our product and service offerings into new territories. During fiscal year 2012, these increases were partially offset by changes in foreign currency rates. Foreign currency had the most significant impact in EMEA and LAC, due to fluctuations in the values of the Euro, British Pound and Brazilian Reais. During fiscal year 2011 foreign currency had a small positive impact on our growth rate.

Given the large percentage of our business outside the United States, we expect that future growth rates will also be impacted by foreign currency fluctuations.

We refer to our net revenues excluding the impact of foreign currency exchange rates as net revenues at constant currency. We determine net revenues at constant currency by recomputing net revenues denominated in currencies other than U.S. dollars in the current fiscal year using average exchange rates for that particular currency during the corresponding quarter of the prior year. We use this non-GAAP measure to evaluate performance on a comparable basis excluding the impact of foreign currency fluctuations. Net revenues at constant currency is a non-GAAP financial measure, which is information derived from consolidated financial information but not presented in our financial statements prepared in accordance with GAAP. Our management uses this non-GAAP measure to evaluate VeriFone's performance and operations, and to compare VeriFone's current results with those for prior periods as well as with the results of peer companies. This non-GAAP financial measure contains limitations, as it is not based on any comprehensive set of accounting rules or principles and may therefore differ from similar non-GAAP financial measures used by other companies. As a result, this non-GAAP measure should be considered as a supplement to, and not as a substitute for, or superior to, disclosures made in accordance with GAAP.
Net revenues product mix

System solutions net revenues as a percent of total net revenues has decreased in each of the past two fiscal years as a result of our emphasis on increasing recurring Services net revenues. The increase in the percentage of Services net revenues as a percent of total net revenues in fiscal year 2012 is primarily due to our acquisition of Point and the $79.4 million of net revenues derived from their "All-in-One" service offering. Additionally, Services net revenues grew at a faster pace than System solutions net revenues in both years as we have expanded our managed services offerings, launched a software post-contract support program in July 2011 in our North America Petroleum Services group, expanded our taxi media operations, and transitioned legacy taxi media agreements from solution to service oriented arrangements.

We expect to see a continued shift towards a higher proportion of Services net revenues relative to total net revenues in fiscal year 2013 due to the acquisition of Point and our continued development and sales of our Services offerings. We plan to expand the roll-out of Point's "All-In-One" payment solution beyond Point's traditional markets and also expect to offer more services to our systems solutions customers. As we transition to service oriented arrangements to drive increased recurring Services net revenues, we may experience a shift in the timing of Systems solutions net revenues depending on our performance obligations. We believe these service offerings will also provide opportunities for increases in recurring revenues.

System Solutions Revenues
System solutions net revenues are summarized in the following table (in thousands, except percentages):

	Years Ended October 31,
	2012	Change	% Change	2011	Change	% Change	2010
International
EMEA	$502,952	$151,493	43.1%	$351,459	$121,362	52.7%	$230,097
LAC	322,723	82,510	34.3%	240,213	67,013	38.7%	173,200
ASPAC	176,997	67,476	61.6%	109,521	23,847	27.8%	85,674
Total International	1,002,672	301,479	43.0%	701,193	212,222	43.4%	488,971
North America	342,933	7,435	2.2%	335,498	(4,491)	-1.3%	339,989
Corporate	(6,581)	(3,801)	136.7%	(2,780)	(2,769)	nm	(11)
Total	$1,339,024	$305,113	29.5%	$1,033,911	$204,962	24.7%	$828,949
nm - not meaningful

Fiscal Year 2012 vs. Fiscal Year 2011

The System solutions net revenues increase was primarily comprised of a $205.5 million increase in net revenues from acquired businesses and a $103.4 million increase from growth in our legacy operations. Economic improvements in certain international territories are driving infrastructure development initiatives and new product launches are increasing demand. In addition, net revenues increased as our Vx Evolution products became certified in new geographies. The increase in System solutions net revenues from acquired businesses included $165.6 million from Hypercom, $27.5 million for Point and $12.4 million from other fiscal year 2012 and 2011 acquisitions.

The International System solutions net revenues increase was primarily comprised of a $195.5 million increase from acquired businesses and $106.0 million increase due to international growth.

The EMEA System solutions net revenues increase was primarily comprised of a $130.4 million increase from acquired businesses and a $61.8 million increase in distributor sales. Overall, demand has increased in the region as merchants shift to using less cash and more electronic payment solutions. These increases were partially offset by a $24.0 million decrease in Southeast Europe due to the timing of customer orders. In particular, net revenues in Turkey decreased $12.1 million due to the timing of customer orders, exacerbated by the lack of clarity regarding technical specifications required to meet government certification requirements in June 2013 for certain payment systems. To the extent that these or other technical requirements are not clarified, we expect continued delays in customer demand. Net revenues also decreased $13.7 million in Western Europe due to a decrease in overall demand in vertical markets, such as banking, retail and petroleum, as a result of consolidation in our banking customer base and timing of large deployment projects. In Europe, net revenues were negatively impacted by fluctuations in the Euro and British Pound.

The LAC System solutions net revenues increase was primarily comprised of a $24.7 million increase from acquired businesses and a $57.8 million increase as a result of greater demand throughout the region driven by continued economic growth and the expansion of the electronic payment card industry as these economies modernize. Brazil grew $22.0 million, primarily due to large electronic payment initiatives as the Brazil electronic payment card industry continues to grow rapidly. We anticipate that growth in the electronic payment card industry in Brazil will continue but at decreased year over year rates. In addition, net revenues are heavily dependent on when these customers place orders. For example, net revenues from one customer increased $88.6 million during fiscal 2012, which was offset by a $60.0 million decrease from another customer. Net revenues increased $35.8 million in other areas of LAC due to increases in customer demand associated with modernization of these economies and the expansion of the electronic payment card industry.

The ASPAC System solutions net revenues increase was primarily comprised of a $40.4 million increase from acquired businesses and a $27.0 million increase, primarily in China and Greater Asia, due to increased demand in new markets where the payment card industry is expanding, such as Indonesia and Thailand. ASPAC net revenues in developed markets, such as Australia and New Zealand, were also impacted by the timing of customer orders.

The North America System solutions net revenues increase was primarily comprised of a $10.0 million increase from acquired businesses and a $22.0 million increase in vertical markets due to adoption of newer technologies, particularly our mobile solutions, offset by a $10.4 million reduction in Canada, where the conversion to EMV terminals has been largely completed, and a $14.9 million decrease related to sales to distributors that serve small and medium-sized business. These distributors have reduced their overall inventory levels as part of their ongoing efforts to improve inventory management costs and operational efficiencies. We believe distributor decisions are driven by a number of factors, including cost management efforts, which may cause distributors to alter their distribution models or inventory levels, timing of changes in standards, such as EMV, which in turn impact timing of purchases from us, and each distributor's perception of shifts in demand in their end markets.

Fiscal Year 2011 vs. Fiscal Year 2010

The System solutions net revenues increase was primarily comprised of a $103.9 million increase in net revenues from businesses acquired in fiscal year 2011 and a $103.8 million increase from growth in our legacy business. System solutions net revenue increases from acquired businesses included $50.1 million from Hypercom and $53.8 million from other fiscal year 2011 acquisitions.

The International net revenues increase was comprised of a $102.8 million increase from acquired businesses and $109.4 million due to growth in our existing operations and expansion in new geographies. Organic growth was a result of economic improvements in some of our existing territories and new product launches which boosted demand. The increase due to acquired businesses included $49.0 million from Hypercom (which we acquired on August 4, 2011), and $53.8 million from other acquisitions.

The EMEA net revenues increase was comprised of a $75.1 million increase from acquired businesses, $26.0 million increase in Russia due to improved economic conditions, $8.9 million increase in the U.K. driven by terminal deployment projects, $5.4 million increase in Africa due to increased demand and $13.2 million increase in Turkey associated with Vx Evolution product launches and improved economic conditions.

The LAC net revenues increase was comprised of a $9.0 million increase from acquired businesses, and a $58.0 million increase primarily as a result of increased demand throughout the region driven substantially by increased demand for the newly introduced the Vx Evolution products.

The ASPAC System solutions net revenues increase was comprised of a $18.7 million increase from acquired businesses, $6.9 million in Australia and New Zealand due to compliance driven terminal upgrades, $6.4 million in India associated with a terminal deployment cycle that was initiated by financial institutions in the second quarter of fiscal year 2011 and $3.4 million in southeast Asia from the addition of new customers, partially offset by an $11.4 million decrease in China as a result of a long-term customer's decision to delay purchases pending an internal asset management audit.

North America System solutions net revenues decreased $32.8 million as most petroleum customers completed their efforts to address the July 2010 PCI-PED compliance deadlines in fiscal year 2010 and $13.2 million due to the renewal of customer agreements as Service rather than System Solution arrangements. These decreases were partially offset by a $25.8 million increase in net revenues from our financial solutions market, which sells payment systems to small and medium-sized businesses through ISOs and payment processors and benefited from a reduction in resellers' inventory levels in the channel during the prior fiscal year that spurred renewed demand from these resellers in fiscal 2011. Additionally, the decreases were offset by a $10.4 million increase in our vertical solutions market due to timing of multi-lane retail and vertical market customers upgrading their systems and $7.4 million related to the Semtek business, which we acquired in September 2010 and continued to develop.

Outlook

Improved economic conditions in some parts of the world, particularly Latin America, Africa and parts of the Middle East, have favorably impacted global demand for our products. In Brazil, demand has increased substantially as result of the aggressive distribution of our payment terminals by two of our major distributors to Brazilian merchants in anticipation of potential new competition in the acquirer market in Brazil. We cannot predict whether this demand will be sustained. We have also experienced fluctuations in our net revenues due to the impact of foreign currency changes and are unable to predict how currency rates may change in the future. Moreover, many economies that have experienced economic improvements since the global recession in 2008, including the U.S., continue to experience some volatility and challenges in achieving sustained economic growth. In particular, Europe continues to experience significant economic volatility and uncertainty, including restrictive credit conditions due to the current European sovereign debt crisis, and the U.S. may experience volatility in the near future due to the impending "fiscal cliff" when certain tax rates may change and trigger an impact on global economic conditions. Any sustained economic weakness or deterioration in economic conditions, particularly if persistent, would adversely affect our business, operating results, and financial condition.

We expect International System solutions net revenues to benefit from the addition of our global acquisitions, as well as from the continued overall demand for our products internationally, including growth in emerging markets that continue to adopt electronic payments and create retail establishments. Globally, we expect that changes in payment technologies, our ability to develop and release new products, the timing of customer orders, as well as competitive pressures, may impact our net revenues in the future.

We expect growth in North America System solutions net revenues over the next several years to be driven by anticipated customer refreshes to replace aging terminals and by merchant purchases of more advanced systems in anticipation of the adoption of new technologies, such as NFC and other mobile device enabled payments at the POS. North America System solutions net revenues are also anticipated to grow as a result of the EMV standard that we expect will be adopted in the U.S. over the next several years, as the petroleum market continues to adopt new and more secure payment devices for petroleum dispensers, as our PAYware Mobile Enterprise solution grows as a result of retailers seeking to take payment with mobile devices throughout their stores, and as revenues from our acquired businesses continue to benefit from cross selling to legacy VeriFone customers.

We expect to see a continued shift towards a higher proportion of Services net revenues relative to total net revenues in fiscal year 2013 due to the acquisition of Point and our continued development and sales of our Services offerings. As we transition to service oriented arrangements, we may experience a shift in the timing of Systems solutions net revenues depending upon when all of our performance obligations are complete.

Services Revenues
Services net revenues are summarized in the following table (in thousands, except percentages):

	Years Ended October 31,
	2012	Change	% Change	2011	Change	% Change	2010
International
EMEA	$268,517	$200,389	294.1%	$68,128	$30,028	78.8%	$38,100
LAC	48,120	12,059	33.4%	36,061	11,457	46.6%	24,604
ASPAC	34,110	16,685	95.8%	17,425	8,436	93.8%	8,989
Total International	350,747	229,133	188.4%	121,614	49,921	69.6%	71,693
North America	190,097	38,892	25.7%	151,205	50,292	49.8%	100,913
Corporate	(13,897)	(11,033)	385.2%	(2,864)	(2,846)	15,811.1%	(18)
Total	$526,947	$256,992	95.2%	$269,955	$97,367	56.4%	$172,588
nm - not meaningful

Fiscal Year 2012 vs. Fiscal Year 2011

The total Services net revenues increase was primarily due to a $231.5 million increase from acquired businesses and a $36.4 million increase due to expansion of our service offerings in new and existing territories. The increase from acquired businesses was comprised of $140.4 million from Point, $57.4 million from Hypercom and $33.7 million from other fiscal 2012 and 2011 acquisitions.

The International Services net revenues increase was primarily due to a $216.3 million increase from acquired businesses and an $18.3 million increase throughout EMEA due to our efforts to develop various service offerings and expand them globally. The increase from acquired businesses included $140.4 million from Point and $57.1 million from Hypercom, of which $23.4 million was in EMEA, $17.0 million in LAC, and $16.6 million in ASPAC.

The North America Services net revenues increase was primarily due to a $15.2 million increase from acquired businesses and a $23.6 million increase that was primarily a result of the expansion of service offerings throughout North American markets, such as the 2011 launch of software maintenance programs in our Petroleum business and the geographic expansion of our taxi payment business, as well as increases in installation and deployment services corresponding with the increased System solutions net revenues in vertical markets.

The Corporate net revenues increase was primarily due to our acquisition of Point which resulted in a $16.2 million fair value decrease (step-down) in deferred Services net revenues at acquisition, of which $11.4 million was amortized during fiscal 2012. Corporate net revenues represent the reduction in net revenues post-acquisition resulting from the fair value decrease (step-down) in acquired deferred revenue.

Fiscal Year 2011 vs. Fiscal Year 2010

International Services net revenues increased $18.5 million due to our acquisition of Hypercom, which had service oriented businesses in all three international territories, $11.5 million due to other acquisitions, primarily in EMEA, and $19.9 million due to expansion of legacy service offerings globally.

North America Services net revenues increased $8.2 million due to the fiscal year 2010 acquisitions of Clear Channel Taxi Media business and WAY Systems, $13.2 million due to the impact of our transition of our taxi payments and advertising services business from primarily a System solutions business model to more of a Services model, $13.4 million due to the launch of software maintenance programs in the Petroleum Services business in late fiscal year 2010, $3.1 million from system deployment projects at large vertical customers and $1.9 million from our PAYware Connect gateway services.

Outlook

Worldwide, we have a number of programs underway that we believe will continue to grow Services revenues. We are expanding the roll-out of Point's All-In-One payment solution globally, we expect increased transaction and advertising revenues in our VeriFone media and taxi payments businesses as they expand internationally. We expect Services revenues in North America to increase as a result of growth in software maintenance programs, our media solutions business, and our expanded deployment of media related equipment at petroleum pumps to generate advertising and other service fees or rental revenue streams. In addition, we expect incremental Services net revenues as a result of the inclusion of a full year of results and growth from acquired businesses.
Gross Margin

The following table shows the gross margin and gross margin percentages for System solutions and Services (in thousands, except percentages):

	Years Ended October 31,
	2012			2011			2010
	Amounts	Gross Margin %	Change (% points)	Amounts	Gross Margin %	Change (% points)	Amounts	Gross Margin %
System solutions	$527,383	39.4%	2.8	$378,400	36.6%	0.6	$298,128	36.0%
Services	228,458	43.4%	1.4	113,350	42.0%	0.2	72,184	41.8%
Total	$755,841	40.5%	2.8	$491,750	37.7%	0.7	$370,312	37.0%

Gross margins improved primarily due to acquisitions of service oriented companies with higher gross margins, the expansion of our higher margin service offerings and lower corporate costs.
System Solutions Gross Margin

Fiscal Year 2012 vs. Fiscal Year 2011

System solutions gross margin improved primarily due to a net $9.5 million reduction in corporate items. International System solutions gross margins improved 1.0 point as a result of higher margin equipment sales by acquired businesses and into new markets. North America gross margins were comparable year over year.

We include as corporate items the fair value decrease (step-down) in deferred revenue at acquisition, increase to fair value (step-up) of inventory at acquisition, inventory obsolescence and scrap, specific warranty provisions and amortization of purchased intangible assets.

Corporate costs decreased due to an $18.5 million decrease in excess and obsolescence provisions following our transition to the Vx Evolution generation of products, which had resulted in an $11 million increase in the provision for excess and obsolete inventory during fiscal year 2011, as well as decreasing reserve requirements on inventory of acquired businesses such as Gemalto and Hypercom. It also decreased as a result of an $8.0 million decrease in product specific warranty reserves and a $6.5 million decrease in amortization of inventory fair value adjustments as the Hypercom inventory fair value adjustment has been fully amortized. These decreases were partially offset by $18.9 million in additional amortization of purchased intangible assets given the increase in purchased intangible assets from acquisitions in fiscal year 2012 and a $3.8 million decrease in the step-down of deferred revenues related to Hypercom.

As described above in the Overview to this Item 7, as a result of the unfavorable verdict we received in the ongoing Cardsoft patent litigation, the court for the Cardsoft matter may order that a royalty be applied to our future sales of the accused products in the U.S., which may be at the $3 per unit applied by the jury or at such higher rate as the court may determine. Although we believe that we have made changes to ensure that our products are not infringing, the court may not agree. If the court decides to order such a royalty, the cost per unit of our sales in the U.S. of the products subject to this litigation would be increased by the royalty ordered by the court, which may be the $3 per unit applied by the jury or such higher rate as the court may determine, and our gross margin may be materially adversely impacted. In fiscal year 2012, subsequent to the jury verdict, we have accrued $1.2 million of royalties to System solutions cost of net revenues.

Fiscal Year 2011 vs. Fiscal Year 2010

System solutions gross margin increased only slightly because increases from improved geography and product mix were offset by a $24.0 million increase in corporate costs primarily due to acquisitions. International gross margin increased as a result of favorable product mix impact due to increased sales of newer higher margin product solutions, which carry higher margins compared to certain previous generation solutions, as well as an improved geographic and customer mix in some regions. North America gross margin increased as we experienced favorable product and customer mix in our multi-lane retail and financial solutions markets.

Services Gross Margin

Fiscal Year 2012 vs. Fiscal Year 2011

Services gross margin increased primarily due to the acquisition of Point, offset by increased corporate items. Point's "All-in-One" payment solution, which represented 22.6% of International Services net revenues, has a gross margin higher than our fiscal 2011 Services gross margins. Gross margin also improved in EMEA because the taxi media business in the United Kingdom continued to expand. LAC Services gross margin decreased 9.7 points due to a less favorable mix of customers and service offerings. North America gross margins dropped 3.3 points primarily driven by reduced gross margin in our media business due to the higher costs on renewed taxi leases and in new advertising markets where revenues have not yet ramped, and also due to a shift in the mix including new offerings from recently acquired businesses and new initiatives, such as ChargeSmart and SAIL, that require initial investment resulting in lower margins. Offsetting corporate items increased $17.2 million, comprised of an $11.0 million increased step down in Services deferred revenue and $6.2 million of increased corporate costs.

Fiscal Year 2011 vs. Fiscal Year 2010

Services gross margin increased slightly overall because the benefit of improved Services gross margins in North America were offset by lower International Services gross margins following the acquisition of Hypercom. North America Services gross margins increased due to increased sales of higher margin services, such as software maintenance, taxi payment services and advertising. International Services gross margins decreased due to lower margins associated with the Hypercom services business in LAC, Australia and New Zealand, Gemalto services business in India and investments in the media and taxi payments businesses in the United Kingdom. These decreases were partially offset by non-Hypercom gross margin improvement in Brazil related to repair service cost efficiencies, as well as recognition of previously deferred revenue from several customers in Mexico.
Operating Expenses
Research and Development Expenses

Research and development expenses are summarized in the following table (in thousands, except percentages):

	Years Ended October 31,
	2012	Change	% Change	2011	Change	%Change	2010
Research and development	$152,001	$42,846	39.3%	$109,155	$34,928	47.1%	$74,227
Percentage of net revenues	8.1%			8.4%			7.4%

Fiscal Year 2012 vs. Fiscal Year 2011

Personnel related research and development expenses increased $29.0 million due to headcount growth from acquired businesses and hiring to expand development of new products on new platforms and in new geographies. In addition, outside consultant costs incurred in developing our product portfolio increased $4.0 million, costs associated with the integration of our acquisitions increased $4.2 million and stock-based compensation expense increased $2.1 million.

Fiscal Year 2011 vs. Fiscal Year 2010

Personnel related research and development expenses increased $27.0 million due to headcount growth from acquired businesses and hiring to expand development of new products on new platforms and in new geographies. In addition, outside consultant costs incurred in developing our product portfolio increased $3.5 million, acquisition integration and restructuring related charges increased $1.0 million and stock-based compensation expense increased $1.3 million.

Outlook

We expect research and development expenses, assuming a stable currency environment, to grow in absolute amounts primarily as a result of the full year impact in fiscal year 2013 of businesses acquired in fiscal year 2012 and higher product development activities for a larger portfolio of product offerings.
Sales and Marketing Expenses

Sales and marketing expenses are summarized in the following table (in thousands, except percentages):

	Years Ended October 31,
	2012	Change	% Change	2011	Change	% Change	2010
Sales and marketing	$179,694	$41,427	30.0%	$138,267	$43,601	46.1%	$94,666
Percentage of net revenues	9.6%			10.6%			9.5%

Fiscal Year 2012 vs. Fiscal Year 2011

Personnel related sales and marketing expenses increased $33.6 million due to headcount growth from acquired businesses and hiring to support business in new geographies and the launch of new products and initiatives. In addition, sales and marketing expenses associated with global marketing campaigns increased $7.9 million and stock-based compensation expense increased $2.8 million. These increases were offset partially by a $6.1 million decrease in acquisition-related integration charges.

Fiscal Year 2011 vs. Fiscal Year 2010

Personnel related sales and marketing expenses increased $28.3 million due to headcount growth from acquired businesses and hiring to support general business expansion and the launch of new products and initiatives. In addition, restructuring related charges increased $5.4 million, stock-based compensation expense increased $4.0 million, spending on global marketing initiatives increased $2.8 million and acquisition related integration charges increased $2.2 million.

Outlook

We expect sales and marketing expenses, assuming a stable currency environment, to grow in absolute amounts as the result of the full year impact in fiscal year 2013 for businesses acquired in fiscal year 2012, and as general business growth requires.
General and Administrative Expenses

General and administrative expenses are summarized in the following table (in thousands, except percentages):

	Years Ended October 31,
	2012	Change	% Change	2011	Change	% Change	2010
General and administrative	$175,174	$51,385	41.5%	$123,789	$39,418	46.7%	$84,371
Percentage of net revenues	9.4%			9.5%			8.4%

Fiscal Year 2012 vs. Fiscal Year 2011

Personnel related general and administrative expenses increased $25.0 million due to headcount growth from acquisitions and hiring to support general business growth. In addition, outside services such as legal, accounting and IT services to support the growing business increased $15.0 million, and stock-based compensation increased $5.1 million.

Fiscal Year 2011 vs. Fiscal Year 2010

Acquisition related charges, largely professional and outside service fees, increased $23.7 million, personnel related costs increased $15.3 million due to headcount growth from acquisitions and hiring to support VeriFone's growing business requirements, and stock-based compensation expense increased $7.1 million.

Outlook

We expect general and administrative expenses, assuming a stable currency environment, to vary due to the full year impact in fiscal year 2013 for acquisitions completed in fiscal years 2012, as well as future acquisitions and changes in acquisition related charges.
Patent Litigation Loss Contingency Expense

We recognized a $17.6 million patent litigation loss contingency expense in fiscal year 2012 as a result of an unfavorable jury verdict issued on June 8, 2012 against VeriFone and Hypercom in an ongoing patent infringement action that was filed in 2008 and which alleges patent infringement by certain VeriFone and Hypercom products. In addition to the unfavorable jury verdict, we believe it is probable that the district court in this matter will order an ongoing royalty on sales of the accused devices in the U.S. of at least $3 per unit. See further discussion in Note 13, Commitments and Contingencies, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Future patent litigation loss contingency expense is dependent on the outcome of legal matters. See Note 13, Commitments and Contingencies of this Annual Report on Form 10-K for additional information.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets expenses are summarized in the following table (in thousands, except percentages):

	Years Ended October 31,
	2012	Change	% Change	2011	Change	%Change	2010
Cost of net revenues	$40,468	$21,310	111.2%	$19,158	$(2,109)	(9.9)%	$21,267
Operating expenses	83,795	68,966	465.1%	14,829	205	1.4%	14,624
Total amortization of purchased intangible assets	$124,263	$90,276	265.6%	$33,987	$(1,904)	(5.3)%	$35,891

Fiscal Year 2012 vs. Fiscal Year 2011

Amortization of purchased intangible assets increased as a result of new acquisitions. Amortization of intangibles from the Point acquisition totaled $58.6 million in fiscal 2012. Amortization of intangibles from the Hypercom acquisition totaled $42.7 million and $10.8 million in fiscal years 2012 and 2011.

Fiscal Year 2011 vs. Fiscal Year 2010

Amortization of purchased intangible assets increased primarily as a result of amortization of new intangible assets from fiscal year 2011 acquisitions, partially offset by a decrease in amortization as purchased intangible assets became fully amortized.

Outlook

We expect amortization of purchased intangible assets to increase in fiscal year 2013 due to the full year impact of amortization of intangible assets related to businesses acquired in fiscal year 2012, offset partially by previously acquired intangibles reaching the end of their respective useful lives.

Other Income and Expenses
Interest Expense

Interest expenses are summarized in the following table (in thousands, except percentages):

	Years Ended October 31,
	2012	Change	% Change	2011	Change	%Change	2010
Interest expense	$62,830	$33,880	117.0%	$28,950	$606	2.1%	$28,344

Fiscal Year 2012 vs. Fiscal Year 2011

Interest expense increased primarily as a result of the 2011 Credit Agreement, which was entered into in December 2011 in connection with the Point acquisition. Outstanding debt at October 31, 2012 was $1.3 billion compared to $483.8 million at October 31, 2011. In addition, interest expense during fiscal year 2012 included $5.3 million of accelerated amortization of debt issuance costs in connection with debt extinguishments.

Fiscal Year 2011 vs. Fiscal Year 2010

Interest expense was relatively unchanged between fiscal years 2011 and 2010.

Outlook

We expect interest expense to increase in fiscal year 2013 as a result of the full fiscal year impact of the higher outstanding borrowings.
Interest Income

Interest Income is summarized in the following table (in thousands, except percentages):

	Years Ended October 31,
	2012	Change	% Change	2011	Change	%Change	2010
Interest income	$4,399	$1,804	69.5%	$2,595	$1,317	103.1%	$1,278

Fiscal Year 2012 vs. Fiscal Year 2011

Interest income increased due to higher interest earned on our short-term investments in Brazil, where interest rates have been over 7.5%, and due to an increase in average interest-earning cash balances in Singapore.

Fiscal Year 2011 vs. Fiscal Year 2010

Interest income increased primarily due to higher interest income from our short-term investments in Brazil, combined with the impact of an increase in average cash balances.

Outlook

We expect interest income to fluctuate based upon our invested cash balances and the interest rate markets in the countries where we maintain significant cash balances.

Other Income (Expense), Net

Other Income (Expense), net is summarized in the following table (in thousands, except percentages):

	Years Ended October 31,
	2012	Change	% Change	2011	Change	%Change	2010
Other income (expense), net	$(20,761)	$(32,690)	-274.0%	$11,929	$8,545	252.5%	$3,384

Fiscal Year 2012 vs. Fiscal Year 2011

Other income (expense), net decreased primarily due to a $22.5 million foreign currency loss recognized in December 2011 related to the difference between the forward rate on contracts purchased to lock in the U.S. dollar equivalent purchase price for our Point acquisition and the actual rate on the date of derivative settlement. This loss was partially offset by a $1.5 million gain on the currency we held from the date of the derivative settlement until the funds were transferred to purchase Point. In addition, there were $8.8 million of one-time gains in fiscal 2011 that did not recur in fiscal 2012, $2.9 million increased losses on equity investments, and a $1.5 million increase in foreign currency losses. These items were partially offset by a $2.5 million increase in releases of acquisition-related contingency accruals as statutes of limitations expired.

Fiscal Year 2011 vs. Fiscal Year 2010

Other income (expense), net increased $4.6 million due to a gain related to the settlement agreement we reached with Lehman Derivatives for the call options on the Senior Convertible Notes, (see Note 12, Financings, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K), $1.8 million due to the bargain purchase gain on our acquisition of the Gemalto POS business, a $2.4 million gain from adjustments to deferred acquisition consideration payable, the non-recurrence of a $1.9 million loss on equity investment and a $1.8 million decrease in net foreign exchange losses, offset by a $2.9 million decrease in the amounts reversed as a result of the expiration of the statute of limitations on certain tax contingencies.

Outlook

Due to the varied nature of the transactions included in Other income (expense), net, future fluctuations are not predictable.

Provision for Income Taxes

The provision (benefit) for income taxes is summarized in the following table (in thousands, except percentages):

	Years Ended October 31,
	2012	Change	% Change	2011	Change	%Change	2010
Provision for (benefit from) income taxes	$2,050	$193,462	-101.1%	$(191,412)	$(170,830)	830.0%	$(20,582)

The income tax expense recorded for fiscal year 2012 was primarily attributable to earnings from operations in the U.S. The income tax benefit for fiscal year 2011 was primarily attributable to the release of a portion of our valuation allowance against U.S. federal and state deferred tax assets. The income tax benefit recorded for fiscal year 2010 was primarily attributable to the recognition of a worthless stock deduction.

The effective tax rate for fiscal year 2012 is lower than the U.S. statutory tax rate due to earnings in countries where we are taxed at lower rates compared to the U.S. federal and state statutory rates and reversal of uncertain tax position liabilities as statutes of limitations expired and issues were resolved. During January 2012, we entered into a formal settlement with the Israeli tax authorities for the calendar year 2006 audit and, accordingly, released $2.6 million of excess accrued tax liabilities associated with this audit.

As of October 31, 2012, on a worldwide basis we have recorded a net deferred tax asset of $30.1 million. The realization of the deferred tax assets is primarily dependent on us generating sufficient U.S. and foreign taxable income in future fiscal years. Based on historical profits and expectations of future results, we determined that there was sufficient positive evidence to support the release of the valuation allowance of $210.5 million against the majority of our U.S. federal and state deferred tax assets in the fourth quarter of fiscal 2011.

Additionally, we have maintained a valuation allowance on certain U.S. foreign tax credit related deferred tax assets and certain non-U.S. deferred tax assets because realization of these tax benefits through future taxable income is not more likely than not as of October 31, 2012. We intend to maintain the valuation allowances until sufficient positive evidence exists to support the reversal of the valuation allowances. The valuation allowance for deferred tax assets was $173.2 million and $168.2 million, as of October 31, 2012 and 2011. Our deferred tax asset valuation allowance increased by $5.0 million for the fiscal year ended October 31, 2012 primarily attributable to the increase in U.S. foreign tax credit during the year.

The tax loss carry forwards as of October 31, 2012 were primarily related to tax losses in the U.S. of $240.6 million, in Ireland of $144.8 million, in Brazil of $76.9 million, in Sweden of $39.3 million, in the United Kingdom of $33.9 million, and various other non-U.S. countries of $46.1 million. Approximately $280.0 million of foreign tax losses may be carried forward indefinitely. The remaining balance of approximately $301.5 million of tax losses is subject to limited carry forward terms of 5 to 20 years.

We are currently under audit by the Internal Revenue Service for fiscal years 2005-2010 related to our 5 year net operating loss carry back from fiscal 2010. The examination is currently in process with no proposed adjustments to date.

We also have certain foreign subsidiaries under audit, by foreign tax authorities, including Brazil for calendar years 2004 and 2006, Israel for fiscal years 2007 to 2009 and India for fiscal years 2006 to 2009. Although we believe we have properly provided for income taxes for the years subject to audit, the Brazil, Israel and Indian taxing authorities may adopt different interpretations. We have not yet received any final determinations with respect to these audits. We have accrued tax liabilities associated with these audits. With few exceptions, we are no longer subject to tax examination for periods prior to 2003.

We have a Singapore Pioneer Tax Holiday for fiscal years 2006 through 2011 with a one year extension through our fiscal year 2012. At the expiration of the tax holiday, our income in Singapore will be taxed at the statutory rate of 17% instead of the agreed Pioneer Tax Holiday rate of 0% which may impact our effective tax rate. As a result of the expiration of the Singapore tax holiday at October 31, 2012 we have established a new foreign principal company in another low tax jurisdiction effective November 1, 2012. This will reduce the impact of the expiration of the tax holiday on the effective tax rate. The tax benefit of the tax holiday for the years ended October 31, 2012, 2011, and 2010 was $19.2 million ($0.17 per diluted share), $13.6 million ($0.14 per diluted share), and $8.3 million ($0.10 per diluted share). Singapore was the single most significant foreign tax jurisdiction during fiscal year 2012.

Our effective tax rate could be adversely affected by a number of factors, including shifts in the mix of pretax profits and losses by tax jurisdiction, loss or cessation of tax holidays or other tax benefit in one or more jurisdictions, our ability to use tax credits, changes in tax laws or related interpretations in the jurisdictions in which we operate, including jurisdictions which currently impose low or no taxes on our operations in those jurisdictions.

Effective November 1, 2007, we adopted ASC 740 -10, Accounting for Uncertainty in Income Taxes. We have recorded our ASC 740 liability as a long-term liability and we will continue to recognize interest and penalties related to income tax matters in income tax expense. The amount of unrecognized tax benefits could be reduced upon closure of tax examinations or if the statute of limitations on certain tax filings expires without assessment from the tax authorities. We believe that it is reasonably possible that there could be a reduction in unrecognized tax benefits due to statute of limitation expirations in multiple tax jurisdictions during the next 12 months that is not material. Interest and penalties accrued on these uncertain tax positions will also be released upon the expiration of the applicable statutes of limitations.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to service our debt, finance working capital, and to make capital expenditures and investments. As of October 31, 2012, our primary sources of liquidity were cash and cash equivalents of $454.1 million, as well as amounts available to us under the Revolving loan, which is part of our 2011 Credit Agreement.

Cash and cash equivalents as of October 31, 2012 included $410.3 million held by our foreign subsidiaries. If we decide to distribute or use such cash and cash equivalents outside those foreign jurisdictions, including a distribution to the U.S., we may be subject to additional taxes or costs.

On December 28, 2011, VeriFone, Inc. entered into the 2011 Credit Agreement, which initially consisted of a $918.5 million Term A loan, $231.5 million Term B loan, and $350.0 million Revolving loan, of which $300.0 million was initially funded. This financing, supplemented by our cash on hand, was used to fund the acquisition of Point, repay our previously outstanding loans, fund an escrow account to pay the interest and principal of our 1.375% Senior Convertible Notes that matured in June 2012, and fund certain financing and transaction costs. On October 15, 2012, we entered into an Additional Credit Extension Amendment to the 2011 Credit Agreement, under which the Term A loan was increased by $109.5 million and the maximum amount available under the Revolving loan was increased by $75.5 million. As of October 31, 2012, our outstanding borrowings under the 2011 Credit Agreement consisted of $993.6 million in Term A loans, $99.8 million in Term B loans and a $425.5 million Revolving loan, of which $210.0 million was drawn and outstanding as of such date. See Note 12, Financings, of this Annual Report on Form 10-K for additional information.

Our future capital requirements may vary significantly from prior periods as well as from those currently planned. These requirements will depend on a number of factors, including operating factors such as our terms and payment experience with customers and investments we may make in product or market development, as well as timing and availability of financing. Finally, our capital needs may be significantly affected by any acquisition we may make in the future due to any cash consideration in the purchase price, related transaction costs, and related restructuring costs. Based upon our current level of operations, we believe that we have the financial resources to meet our business requirements for the next year, including capital expenditures, working capital requirements, future strategic investments, and compliance with our financial covenants.

The net increases (decreases) in cash and cash equivalents are summarized in the following table (in thousands):

	Years Ended October 31,
	2012	Change	2011	Change	2010
Net cash provided by (used in):
Operating activities	$217,963	$43,390	$174,573	$18,547	$156,026
Investing activities	(1,118,034)	(1,054,865)	(63,169)	(38,070)	(25,099)
Financing activities	768,146	729,472	38,674	49,056	(10,382)
Effect of foreign currency exchange rate changes on cash	(8,565)	(7,912)	(653)	(249)	(404)
Net increase (decrease) in cash and cash equivalents	$(140,490)	$(289,915)	$149,425	$29,284	$120,141
Operating Activities

Fiscal Year 2012 vs. Fiscal Year 2011

Net cash provided by operating activities increased due to a $112.5 million increase in net cash provided by operating activities before changes in operating assets and liabilities, partially offset by an $69.1 million decrease in cash flows that resulted from changes in operating assets and liabilities.

The $112.5 million increase in net cash provided by operating activities before changes in operating assets and liabilities reflects the $264.1 million increase in our gross margins due to our revenue growth. Our increased gross margins were offset by an approximately $82.3 million increase in cash operating expenses, a $31.6 million increase in cash paid for interest as a result of our increased debt and a $39.7 million increase in cash paid for income taxes.

The $69.1 million decrease in cash flows from changes in operating assets and liabilities is primarily due to an investment in inventory, increased prepaids and other assets, and decreased current and long-term liabilities, offset by increases in cash flows due to decreased deferred revenue, a smaller increase in accounts receivable compared with the prior year, and increased accounts payable.

Fiscal Year 2011 vs. Fiscal Year 2010

Net cash provided by operating activities increased primarily due to an increase in cash flows resulting from changes in working capital. The change in cash provided by operations before changes in working capital was due to a $183.4 million increase in net income and a $28.2 million increase in non-cash items, offset by a $211.6 million increase in deferred income taxes.

Changes in working capital during the fiscal year ended October 31, 2011 were largely attributable to a $29.5 million increase in accounts payable due to increased business activities, a $23.2 million decrease in inventory due to timing of product purchases and shipments, a $14.8 million increase in deferred revenues due to an increase in sales volume, and a $22.6 million increase in other current and long-term liabilities. These changes were partially offset by a $72.4 million increase in accounts receivable primarily due to increased net revenues and billings that were later in the fourth quarter of fiscal year 2011 than the same period in fiscal year 2010, and a $1.8 million increase in prepaid expenses and other assets.

Outlook

We expect to continue to generate cash from operating activities as operating profits expand with the growth of the business and as acquisition and integration costs diminish (excluding the impact of any future acquisitions). Excluding the impact of any future acquisitions, we expect spending on acquisition and integration costs to decrease as we complete integration of past acquisitions. Working capital levels fluctuate significantly depending on the timing of cash receipts and payments.
Investing Activities

Fiscal Year 2012 vs. Fiscal Year 2011

Net cash used in investing activities increased as a result of our acquisition of Point in December 2011 for a net cash outlay of $999.2 million ($1,024.5 million in cash consideration paid, offset by $25.3 million in cash acquired), $70.2 million due to cash outlays for other acquisitions, and $48.4 million due to an increase in capital expenditures primarily to support our growing Services businesses. These cash outlays were offset by $13.4 million of cash received during fiscal 2012 upon collection of other receivables acquired as part of our acquisition of Hypercom.

Fiscal Year 2011 vs. Fiscal Year 2010

Net cash used in investing activities increased primarily due to $39.1 million of increased net cash applied to acquisitions of businesses, partially offset by $5.0 million in equity investments made in fiscal year 2010. In fiscal year 2011, the main uses of cash were payments of $14.2 million for the Gemalto POS acquisition and $35.8 million for the Hypercom acquisition, and $14.8 million for purchases of machinery and computer equipment. These cash payments were partially offset by $3.5 million net cash acquired in the CSC acquisition.

Outlook

We expect that cash flows for investing activities will continue for transactions such as business acquisitions, capital expenditures for new service infrastructure to support our global business. In particular, we expect to make additional investments in revenue generating assets as we expand the roll-out of Point's "All-In-One" payment solution beyond Point's traditional markets and as we expand deployment of media-related equipment.

Financing Activities

Fiscal Year 2012 vs. Fiscal Year 2011

Net cash provided by financing activities increased primarily due to $1,647.1 million of net proceeds from borrowings under the 2011 Credit Agreement, of which $279.2 million was used to redeem the 1.375% Senior Convertible Notes, including interest, upon their maturity in June 2012, and $216.8 million was used to repay prior debt in December 2011 when the 2011 Credit Agreement was funded.

During fiscal year 2012, we reduced the amount drawn under our Revolving loan from $300.0 million to $210.0 million with available cash on hand in order to minimize our interest cost, while preserving the ability to re-borrow funds under the Revolving loan. We also repaid $130.0 million of our Term B loan and made $36.2 million of scheduled debt repayments on the Term A and Term B loans.

After execution of the Extension Amendment on October 15, 2012, we utilized the proceeds of the $109.5 million add-on Term A loans plus $1.3 million cash to repay $110.0 million of the outstanding Revolving loan and to pay additional debt issuance costs of $0.8 million.

Net proceeds received from issuance of common stock through equity incentive plans decreased by $18.2 million in the fiscal year 2012. We also paid $24.6 million for acquisition related contingent consideration and hold-back amounts related to past acquisitions.

Fiscal Year 2011 vs. Fiscal Year 2010

Net cash flows from financing activities increased primarily due to a $35.7 million increase in proceeds from stock option exercises and the $11.7 million acquisition of the noncontrolling interest in a business in April 2010 that did not recur. The fiscal year 2011 cash provided by financing activities consisted primarily of $48.5 million of proceeds from the exercise of stock options under our employee equity incentive plans, partially offset by $10.2 million of repayments of debt.

Outlook

We expect future cash outflows related to financing activities as we make voluntary and scheduled payments on borrowings under the 2011 Credit Agreement and settle acquisition-related contingent obligations, which we expect will exceed future proceeds received from issuance of common stock through equity incentive plans.

2011 Credit Agreement

On December 28, 2011, VeriFone, Inc. entered into the 2011 Credit Agreement, which initially consisted of a $918.5 million Term A loan, $231.5 million Term B loan, and $350.0 million Revolving loan, of which $300.0 million was initially funded. This financing, supplemented by our cash on hand, was used to fund the acquisition of Point for €600.0 million (approximately USD $774.3 million at foreign exchange rates on the closing date), repay Point's outstanding debt of approximately €190 million (approximately $250.3 million at exchange rates on the closing date), repay $216.8 million on our previously outstanding loans, fund a $279.2 million escrow account to pay the interest and principal of our 1.375% Senior Convertible Notes that matured in June 2012, and fund $41.6 million of financing and transaction costs. On October 15, 2012, we entered into an Additional Credit Extension Amendment to the 2011 Credit Agreement, under which the Term A loan was increased by $109.5 million and the maximum amount available under the Revolving loan was increased by $75.5 million. In addition, we reduced the outstanding balance of the Revolving loan by $110.0 million. The Revolving loan expires on December 28, 2016. As of October 31, 2012, our outstanding borrowings under the 2011 Credit Agreement consisted of a $993.6 million Term A loan, a $99.8 million Term B loan and a $425.5 million Revolving loan, of which $210.0 million was drawn and outstanding. See Note 12, Financings, of this Annual Report on Form 10-K for additional information.

In fiscal year 2012, we repaid $130.0 million of our Term B loan. In connection with these transactions, we expensed $3.2 million of deferred debt issuance costs related to the Term B loan.

After execution of the Extension Amendment, we utilized the proceeds of the $109.5 million add-on Term A loans plus $1.3 million cash to repay $110.0 million of the outstanding Revolving loan and to pay additional debt issuance costs of $0.8 million.

We incurred $41.6 million of issuance costs in connection with the 2011 Credit Agreement and $0.8 million of issuance costs in connection with the Extension Agreement. These costs were capitalized in Other long-term assets on our Consolidated Balance Sheets, and the costs are being amortized to interest expense using the effective interest method over the term of the credit facilities, which is 5 or 7 years.

As of October 31, 2012, VeriFone has elected the "Eurodollar Rate" margin option under our borrowings under the 2011 Credit Agreement. As such, the interest rate on the Term A and Revolving loan was 2.72%, which was one month LIBOR plus 2.50% margin, and the interest rate on the Term B loan was 4.25%, which was the higher of one month LIBOR or 1.00% plus 3.25% margin. The unused revolving loan facility's commitment fee was 0.375% and the amount available to draw under the Revolving loan was $215.5 million.

As of October 31, 2012, interest margins are 2.50% for the Term A loan and the Revolving loan, and 3.25% for the Term B loan.

We were in compliance with all financial covenants under the 2011 Credit Agreement as of October 31, 2012.

On March 23, 2012, we entered into a number of interest rate swap agreements to effectively convert $500.0 million of the Term Loan A from a floating rate to a 0.71% fixed rate plus applicable margin. The interest rate swaps qualify for hedge accounting treatment as cash flow hedges. The interest rate swaps are effective for the period from March 30, 2012 to March 31, 2015 or 36 months.

Point Overdraft Facility

Our 51% majority owned subsidiary of Point, Babs Paylink AB, has an unsecured overdraft facility with Swedbank, the 49% stockholder of Babs Paylink AB, that terminates in December 2012. The overdraft facility limit is SEK (Swedish Krona) 60.0 million (approximately $9.0 million at foreign exchange rates as of October 31, 2012). The interest rate is the bank's published rate plus a margin of 2.55%. At October 31, 2012, the interest rate was 3.9%. There is a 0.25% commitment fee payable annually in advance, and the overdraft facility is renewable annually on December 31. As of October 31, 2012, SEK 15.6 million (approximately $2.3 million at foreign exchange rates as of October 31, 2012) was outstanding and SEK 44.4 million (approximately $6.7 million at foreign exchange rates as of October 31, 2012) was available.

Contractual Commitments

Contractual Obligations

The following table summarizes our contractual obligations as of October 31, 2012 (in thousands):

	Years Ended October 31,						Total
	2013	2014	2015	2016	2017	Thereafter
2011 Credit Agreement (1)	$89,233	$125,964	$135,995	$209,583	$788,217	$99,424	$1,448,416
Capital lease obligations and other loans	3,142	889	50	40	40	471	4,632
Operating leases (2)	44,866	33,644	25,976	21,164	19,264	36,486	181,400
Minimum purchase obligations	134,711	—	—	—	—	—	134,711
	$271,952	$160,497	$162,021	$230,787	$807,521	$136,381	$1,769,159

(1)	Interest in the above table has been calculated using the rate in effect at October 31, 2012.

(2)
Operating leases includes $113.1 million of minimum contractual obligations on taxi related leases where payments are based upon taxis in service. Amounts in the above table are based upon the number of operational taxicabs under those arrangements at October 31, 2012.

We expect that we will be able to fund our remaining obligations and commitments with future cash flows from our ongoing operations and our $454.1 million of cash and cash equivalents held as of October 31, 2012. To the extent we are unable to fund these obligations and commitments with existing cash and cash flows from operations, we can draw upon the additional amounts available under our 2011 Credit Agreement or future debt or equity financings.

Bank Guarantees

We have issued bank guarantees to certain of our customers and vendors as required in some countries to support certain of our performance obligations under our service or other agreements with these respective customers or vendors. As of October 31, 2012, the maximum amounts that may become payable under these guarantees was $5.8 million.

Manufacturing Agreements

We work on a purchase order basis with third-party contract manufacturers with facilities primarily located in China, Singapore, Malaysia, Brazil, Germany, Romania, and France, and component suppliers located throughout the world to supply nearly all of our finished goods inventories, spare parts, and accessories. We generally provide each such supplier with a purchase order to cover the manufacturing requirements, which, subject to the underlying terms and conditions, constitutes a binding commitment by us to purchase materials and finished goods produced by the manufacturer as specified in the purchase order. Most of these purchase orders are considered to be non-cancelable and are expected to be paid within one year of the issuance date. As of October 31, 2012, the amount of purchase commitments issued to contract manufacturers and component suppliers totaled approximately $134.7 million. Of this amount, $14.6 million has been recorded in Other current liabilities in the accompanying Consolidated Balance Sheets because these commitments are not expected to have future value to us.

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
ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results.

Interest Rate Risk
We are exposed to interest rate risk related to our borrowings. These borrowings generally bear interest based upon the one-month LIBOR rate. As of October 31, 2012, a 25 basis point increase in interest rates on our borrowings subject to variable interest rate fluctuations would increase our interest expense by approximately $3.2 million annually.
On March 23, 2012, we entered into a number of interest rate swap agreements to effectively convert $500.0 million of the Term A loan from a floating rate to a 0.71% fixed rate plus applicable margin. The interest rate swaps qualify for hedge accounting treatment as cash flow hedges. The interest rate swaps are effective for the period from March 30, 2012 to March 31, 2015 or 36 months.
We generally invest most of our cash in overnight and short-term instruments, which would earn more interest income if market interest rates rise and less interest income if market interest rates fall.

Foreign Currency Transaction Risk

A substantial majority of our sales are made to customers outside the U.S., and our international sales as a percentage of our total net revenues has increased in recent periods including as a result of growth and our acquisitions of Point and Hypercom. A substantial portion of the net revenues we generate from international sales is denominated in currencies other than the U.S. dollar. Additionally, portions of our cost of net revenues and operating expenses are incurred by our international operations and are denominated in currencies other than the U.S. dollar, particularly the Euro, Brazilian Real, Swedish Krona and British Pound. For consolidated reporting, net revenues and expenses denominated in currencies other than the U.S. dollar, which we refer to as P&L Exposures, are translated to the U.S. dollar at average currency exchange rates for the period. Thus, even if foreign operating results were stable, fluctuating currency rates may produce volatile reported results. We have made limited efforts to mitigate P&L Exposures by hedging with currency derivatives. However, as of October 31, 2012 and 2011, we had no foreign exchange forward contracts designated as cash flow hedges related to P&L Exposures. We may in the future use foreign exchange forward contracts or other derivatives to hedge P&L Exposures, depending upon the risks of the exposures, the costs of hedging, and other considerations. However, hedges of P&L Exposures will only mitigate a portion of our risk and only for a short period.

The balance sheets of our U.S. and international businesses have monetary assets and liabilities denominated in currencies other than the primary currency of such business, which we refer to as Balance Sheet Exposures. For example, our Balance Sheet Exposures might include monetary assets and liabilities such as Canadian dollar receivables held by our U.S. business, or U.S. dollar payables of our United Kingdom business. As exchange rates fluctuate, Balance Sheet Exposures generate foreign currency transaction gains and losses, which are included in Other income (expense), net in our Consolidated Statements of Operations. Most Balance Sheet Exposures will settle in local currency or convert from a foreign currency to a local currency in the foreseeable future, at which time the impact of rate fluctuations will be realized and we will receive or dispense more or less cash than the value originally recorded. We refer to such exposures as Near-Term Balance Sheet Exposures. Some Balance Sheet Exposures may not be settled in the foreseeable future in management's estimation and thus the cash impact of their currency gains or losses is not expected to be felt in the foreseeable future.

We have in the past and expect to continue in the future to enter into foreign exchange forward contracts to mitigate the risk of Near-Term Balance Sheet Exposures. Our objective is to have gains or losses from the foreign exchange forward contracts largely offset the losses or gains of the Near-Term Balance Sheet Exposures. On a monthly basis, we recognize the gains or losses based on the changes in fair value of these contracts in Other income (expense), net in our Consolidated Statements of Operations. In some instances, we may seek to hedge transactions that are expected to become Near-Term Balance Sheet Exposures in the very short-term, generally within one month. We do not use foreign exchange forward contracts or other derivatives for speculative or trading purposes.

Our outstanding foreign exchange forward contracts as of October 31, 2012 are presented in the table below (in thousands). The fair market value of the contracts represents the difference between the spot currency rate at October 31, 2012 and the contracted rate. All of these forward contracts mature within 35 days of October 31, 2012 (in thousands):

	Currency	Local Currency Contract Amount	Currency	Contracted Amount	Fair Market Value at October 31, 2011
Contracts to (buy) sell USD:
Argentine peso	ARS	(26,000)	USD	5,351	$13
Australian dollar	AUD	(9,000)	USD	9,290	9
Brazilian real	BRL	(2,400)	USD	1,179	2
Canadian Dollar	CAD	(3,900)	USD	3,897	(2)
Chilean peso	CLP	(1,400,000)	USD	2,900	3
Chinese yuan	CNY	(149,000)	USD	23,650	(237)
Danish krone	DKK	(7,200)	USD	1,246	—
Euro	EUR	(36,800)	USD	47,554	48
British Pound	GBP	(29,000)	USD	46,540	42
Israeli new shekel	ILS	(15,000)	USD	3,860	27
Indian rupee	INR	(450,000)	USD	8,300	15
South Korean won	KRW	(2,500,000)	USD	2,278	—
Mexican peso	MXN	(53,000)	USD	4,041	(15)
Norwegian kroner	NOK	18,500	USD	(3,207)	(3)
Polish zloty	PLN	(29,500)	USD	9,139	(11)
Singapore dollar	SGD	(2,000)	USD	1,638	—
South African rand	ZAR	(23,400)	USD	2,678	(10)
Swedish krona	SEK	70,000	USD	(10,482)	(12)
Taiwan dollar	TWD	30,000	USD	(1,026)	1
					$(130)

As of October 31, 2012, our Balance Sheet Exposures, which is the sum of the absolute value of the net assets or net liabilities for each of our foreign subsidiaries with a functional currency other than the U.S. dollar, amounted to $249.7 million. These Balance Sheet Exposures were partially offset by foreign exchange forward contracts with a notional amount of $188.3 million. Based on our net exposures as of October 31, 2012, a 10% fluctuation in currency exchange rates would result in a gain or loss of approximately $6.1 million.

As of October 31, 2012, we had one exposure not expected to be paid in the near term, an Israeli shekel payable equivalent to $47.6 million. Excluding this exposure from the Israeli subsidiary's net liability exposure of $44.1 million results in a $3.5 million net asset position. Deducting the $40.5 million absolute value difference from our total Balance Sheet Exposures of $249.7 million results in a total Near-Term Balance Sheet Exposure of $209.2 million. A 10% movement in currency exchange rates would result in a gain or loss of approximately $2.1 million that we would expect to be realized in the foreseeable future.

Our efforts to mitigate the risk of foreign currency fluctuations in our Balance Sheet Exposures through the use of foreign exchange forward contracts may not always be effective in protecting us against currency exchange rate fluctuations, particularly in the event of imprecise forecasts of non-U.S. denominated assets and liabilities. In addition, at times we have not fully offset our Balance Sheet Exposures, leaving us at risk for foreign exchange gains and losses on amounts not offset by forward contracts. Furthermore, historically we have not consistently hedged our P&L Exposures. Accordingly, if there were an adverse movement in exchange rates, we might suffer significant losses.

Equity Price Risk

There are outstanding warrants to purchase 7.2 million shares of our common stock at a price of approximately $62.356 per share in equal share amounts on each trading day from December 19, 2013 to February 3, 2014. For every $1 that the share price of our common stock exceeds $62.356, we will be required to issue the equivalent of $7.2 million worth of shares of our common stock.

Information on the share price of our common stock may be found under Part II Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, of this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of VeriFone Systems, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of VeriFone Systems, Inc. and subsidiaries as of October 31, 2012 and 2011, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended October 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VeriFone Systems, Inc. and subsidiaries at October 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), VeriFone Systems, Inc. and subsidiaries' internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 18, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California
December 18, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of VeriFone Systems, Inc. and subsidiaries

We have audited VeriFone Systems, Inc. and subsidiaries' internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). VeriFone Systems, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on VeriFone Systems Inc. and subsidiaries' internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Point (Electronic Transaction Group Nordic Holding AB), which is included in the October 31, 2012 consolidated financial statements of VeriFone Systems, Inc. and subsidiaries and constituted 4 percent and 3 percent of total and net assets, respectively, as of October 31, 2012 and 9 percent of net revenues, for the year then ended. Our audit of internal control over financial reporting of VeriFone Systems, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of Point (Electronic Transaction Group Nordic Holding AB).
In our opinion, VeriFone Systems, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VeriFone Systems, Inc. and subsidiaries as of October 31, 2012 and 2011, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended October 31, 2012 and our report dated December 18, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California
December 18, 2012

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended October 31,
	2012	2011	2010
	(In thousands, except per share data)
Net revenues:
System solutions	$1,339,024	$1,033,911	$828,949
Services	526,947	269,955	172,588
Total net revenues	1,865,971	1,303,866	1,001,537
Cost of net revenues:
System solutions	811,641	655,511	530,821
Services	298,489	156,605	100,404
Total cost of net revenues	1,110,130	812,116	631,225
Gross margin	755,841	491,750	370,312
Operating expenses:
Research and development	152,001	109,155	74,227
Sales and marketing	179,694	138,267	94,666
General and administrative	175,174	123,789	84,371
Patent litigation loss contingency expense	17,632	—	—
Amortization of purchased intangible assets	83,795	14,829	14,624
Total operating expenses	608,296	386,040	267,888
Operating income	147,545	105,710	102,424
Interest expense	(62,830)	(28,950)	(28,344)
Interest income	4,399	2,595	1,278
Other income (expense), net	(20,761)	11,929	3,384
Income before income taxes	68,353	91,284	78,742
Provision for (benefit from) income taxes	2,050	(191,412)	(20,582)
Consolidated net income	66,303	282,696	99,324
Net income attributable to noncontrolling interests	(1,270)	(292)	(497)
Net income attributable to VeriFone Systems, Inc. stockholders	$65,033	$282,404	$98,827
Net income per share attributable to VeriFone Systems, Inc. stockholders:
Basic	$0.61	$3.06	$1.16
Diluted	$0.59	$2.92	$1.13
Weighted average number of shares used in computing net income per share:
Basic	107,006	92,414	85,203
Diluted	110,315	96,616	87,785

The accompanying notes are an integral part of these consolidated financial statements.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31,
	2012	2011
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$454,072	$594,562
Accounts receivable, net of allowances of $8,491 and $5,658	366,887	294,440
Inventories	178,274	144,316
Prepaid expenses and other current assets	136,210	127,130
Total current assets	1,135,443	1,160,448
Fixed assets, net	146,803	83,634
Purchased intangible assets, net	734,808	263,767
Goodwill	1,179,381	561,414
Deferred tax assets	215,139	205,496
Other long-term assets	79,033	38,802
Total assets	$3,490,607	$2,313,561
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$193,062	$144,278
Accruals and other current liabilities	230,867	218,123
Deferred revenue, net	91,545	68,824
Senior convertible notes	—	266,981
Short-term debt	54,916	5,074
Total current liabilities	570,390	703,280

Deferred revenue, net	37,062	31,467
Deferred tax liabilities	214,537	92,594
Long-term debt	1,252,701	211,756
Other long-term liabilities	70,440	78,971
Total liabilities	2,145,130	1,118,068
Commitments and contingencies
Redeemable noncontrolling interest in subsidiary	861	855
Stockholders’ equity:
Preferred stock: 10,000 shares authorized, no shares issued and outstanding as of October 31, 2012 and 2011	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 108,074 and 105,826 shares issued, and 107,930 and 105,697 shares outstanding as of October 31, 2012 and 2011	1,081	1,058
Additional paid-in capital	1,543,127	1,468,862
Accumulated deficit	(204,023)	(269,056)
Accumulated other comprehensive loss	(32,390)	(6,671)
Total stockholders’ equity	1,307,795	1,194,193
Noncontrolling interest in subsidiaries	36,821	445
Total liabilities and equity	$3,490,607	$2,313,561
The accompanying notes are an integral part of these consolidated financial statements.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock Voting		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total VeriFone Stockholders' Equity	Non- controlling Interest	Total Equity
	Shares	Amount
			(In thousands)
Balance as of October 31, 2009	84,544	$845	$727,497	$(650,287)	$(6,037)	$72,018	$2,401	$74,419
Issuance of common stock, net of issuance costs	2,288	23	26,088	—	—	26,111	—	26,111
Stock-based compensation	—	—	21,066	—	—	21,066	—	21,066
Equity transactions with consolidated subsidiaries’ minority shareholders	—	—	(13,646)	—	—	(13,646)	(1,960)	(15,606)
Fair value adjustment for CCTM business combination	—	—	2,400	—	—	2,400	—	2,400
Dividends paid to noncontrolling interest shareholders	—	—	—	—	—	—	(394)	(394)
Repurchase of convertible debt	—	—	(193)	—	—	(193)	—	(193)
Comprehensive income:
Net income	—	—	—	98,827	—	98,827	525	99,352
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	(874)	(874)	—	(874)
Unrealized gain on derivatives designated as cash flow hedges, net of tax	—	—	—	—	95	95	—	95
Adjustment of pension plan obligations	—	—	—	—	221	221	—	221
Total comprehensive income						98,269	525	98,794
Balance as of October 31, 2010	86,832	868	763,212	(551,460)	(6,595)	206,025	572	206,597
Issuance of common stock, net of issuance costs	3,392	34	46,674	—	—	46,708	—	46,708
Common stock issued for business combinations	15,602	156	608,033	—	—	608,189	—	608,189
Fair value of options assumed in business combination	—	—	16,243	—	—	16,243	—	16,243
Stock-based compensation	—	—	34,144	—	—	34,144	—	34,144
Tax benefits on stock-based compensation	—	—	556	—	—	556	—	556
Dividends paid to noncontrolling interest shareholders	—	—	—	—	—	—	(418)	(418)
Comprehensive income
Net income	—	—	—	282,404	—	282,404	291	282,695
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	(568)	(568)	—	(568)
Unrealized gain on available for sale equity investment	—	—	—	—	750	750	—	750
Adjustment of pension plan obligations	—	—	—	—	(258)	(258)	—	(258)
Total comprehensive income						282,328	291	282,619
Balance as of October 31, 2011	105,826	1,058	1,468,862	(269,056)	(6,671)	1,194,193	445	1,194,638
Issuance of common stock, net of issuance costs	2,248	23	27,605	—	—	27,628	—	27,628
Addition of noncontrolling interest from business acquisition	—	—	—	—	—	—	36,781	36,781
Stock-based compensation	—	—	44,554	—	—	44,554	—	44,554
Tax benefits on stock-based compensation	—	—	2,106	—	—	2,106	—	2,106
Dividends paid to noncontrolling interest shareholders	—	—	—	—	—	—	(1,673)	(1,673)
Comprehensive income
Net income	—	—	—	65,033	—	65,033	1,268	66,301
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	(22,105)	(22,105)	—	(22,105)
Unrealized loss on derivatives designated as cash flow hedges, net of tax	—	—	—	—	(2,686)	(2,686)	—	(2,686)
Reversal of unrealized gain on available for sale equity investment	—	—	—	—	(750)	(750)	—	(750)
Adjustment of pension plan obligations	—	—	—	—	(178)	(178)	—	(178)
Total comprehensive income						39,314	1,268	40,582
Balance as of October 31, 2012	108,074	$1,081	$1,543,127	$(204,023)	$(32,390)	$1,307,795	$36,821	$1,344,616
The accompanying notes are an integral part of these consolidated financial statements.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities
Consolidated net income	$66,303	$282,696	$99,324
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization, net	177,832	48,318	46,602
Stock-based compensation expense	44,554	34,144	21,066
Non-cash interest expense	10,290	15,695	14,479
Deferred income taxes	(22,030)	(227,034)	(15,439)
Other	(5,796)	4,869	(7,306)
Net cash provided by operating activities before changes in operating assets and liabilities:	271,153	158,688	158,726
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable, net	(53,945)	(72,386)	37,405
Inventories, net	(19,274)	23,224	(14,373)
Prepaid expenses and other assets	(19,854)	(1,824)	(27,290)
Accounts payable	31,802	29,461	(26,636)
Deferred revenue, net	27,316	14,801	12,521
Other current and long term liabilities	(19,235)	22,609	15,673
Net change in operating assets and liabilities	(53,190)	15,885	(2,700)
Net cash provided by operating activities	217,963	174,573	156,026

Cash flows from investing activities
Capital expenditures	(63,181)	(14,811)	(11,578)
Acquisition of businesses, net of cash and cash equivalents acquired	(1,069,412)	(49,231)	(10,136)
Collection of other notes receivable	13,376	—	—
Purchases of equity investments	—	—	(5,000)
Other investing activities, net	1,183	873	1,615
Net cash used in investing activities	(1,118,034)	(63,169)	(25,099)

Cash flows from financing activities
Proceeds from debt, net of issuance costs	1,660,577	73	3,561
Repayments of debt	(619,336)	(10,233)	(14,606)
Repayments of senior convertible notes, including interest	(279,159)	—	—
Proceeds from issuance of common stock through employee equity incentive plans	30,308	48,534	12,797
Acquisition of business — noncontrolling interest	—	—	(11,740)
Payments of acquisition related contingent consideration	(24,605)	—	—
Distribution to noncontrolling interest stockholders	(1,673)	(418)	(394)
Tax benefit from stock-based compensation	2,034	718	—
Net cash provided by (used in) financing activities	768,146	38,674	(10,382)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(8,565)	(653)	(404)
Net increase (decrease) in cash and cash equivalents	(140,490)	149,425	120,141
Cash and cash equivalents, beginning of year	594,562	445,137	324,996
Cash and cash equivalents, end of year	$454,072	$594,562	$445,137

Supplemental disclosures of cash flow information
Cash paid for interest	$42,261	$10,620	$10,808
Cash paid (refunded) for income taxes	$36,753	$(2,897)	$12,561
Schedule of noncash transactions
Issuance of common stock and stock options for business acquisitions	$—	$624,432	$17,585

The accompanying notes are an integral part of these consolidated financial statements.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Principles of Consolidation and Summary of Significant Accounting Policies

Business Description

VeriFone is a leading global provider of payment solutions that enable secure electronic payment transactions and value-added services at the point of sale. We provide expertise, solutions and services via merchant-operated, consumer-facing, and self-service payment solutions for, among others, the financial, retail, hospitality, petroleum, transportation, government, and healthcare markets.

VeriFone (VeriFone Systems, Inc.) was incorporated in the state of Delaware on June 13, 2002 in order to acquire VeriFone, Inc. on July 1, 2002. VeriFone, Inc. was incorporated in 1981 and became our principal operating subsidiary on July 1, 2002. Effective May 18, 2010, we changed our corporate name from VeriFone Holdings, Inc. to VeriFone Systems, Inc. Shares of VeriFone Systems, Inc. are listed on the New York Stock Exchange under the trading symbol PAY.

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

Certain prior period amounts reported in our Consolidated Financial Statements and notes thereto have been reclassified to conform to the current period presentation, with no impact on previously reported operating results or financial position.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP (generally accepted accounting principles) requires us to make estimates and assumptions about future events that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements. The estimates and judgments affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, we evaluate our estimates including those related to revenues, product returns, warranty obligations, bad debts, inventories, goodwill and intangible assets, income taxes, contingencies, share-based compensation and litigation, among others. We base our estimates on historical experience and information available to us at the time these estimates are made. Actual results could differ materially from these estimates.

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

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

Our sources of revenue include (1) products, which include the sale or lease of electronic payment systems with incidental software or accessories; (2) services, which include our "All-in-One" payment services, fees for installation and deployment, customer support, repair services, transaction processing, custom software development and extended warranties, as well as advertising (or “placement”) in and on taxis and displays at petroleum dispensers; and (3) software, which includes licenses for software to manage electronic payment solutions and encryption, enable mobile payment and provide value added features to payment solutions.

We refer to net revenues from products and associated perpetual software licenses and accessories as System solutions net revenues. We refer to net revenues from services, equipment leases and term software licenses as Services net revenues.

We recognize revenues net of sales taxes and value-added taxes when title and risk of loss have passed to the customer and all of the following criteria are met: (i) there is persuasive evidence that an arrangement exists; (ii) delivery of the products or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collection is reasonably assured and not contingent upon future performance.

Net revenues from sales to end-users, resellers, value-added resellers, and distributors are generally recognized upon shipment of the product. End-users, resellers, value-added resellers, and distributors generally have no rights of return, stock rotation rights, or price protection.

We recognize revenue from operating lease arrangements over the term of the applicable lease arrangements. Net revenues from operating lease arrangements represent less than 10% of our total net revenues and are classified as Services net revenues.

Net revenues from services obligations to be provided over a period of time are initially deferred and then recognized on a straight-line basis over the period during which the services are provided. Net revenues from services billed on a per incident basis are recognized as the services are rendered. Net revenues from fees for payment services are recognized when the payment services are complete. Advertising revenues are recognized as the related services are performed.

We periodically enter into software development contracts with our customers that we recognize as net revenues on a completed contract basis. During the period of performance of such contracts, billings and costs are accumulated on the balance sheet, but no profit is recorded before completion or substantial completion of the project or milestone. We generally use customers' acceptance as the specific criteria to determine when such contracts are substantially completed. Provisions for losses on software development contracts are recorded in the period they become evident. Net revenues from software development contracts comprise less than 1% of our total net revenues.

Term licenses for the use of software are recognized over the service period and classified as Services net revenues. Net revenues from software licenses comprise less than 10% of our total net revenues.

Revenue recognition for multiple-element arrangements

When an arrangement includes multiple deliverables, we allocate the arrangement consideration to each deliverable qualifying as a separate unit of accounting based on its relative selling price at the inception of the arrangement. We determine the relative selling price based on the ESP (estimated selling price) using VSOE (vendor specific objective evidence), if it exists, and otherwise TPE (third-party evidence). If neither VSOE nor TPE exists for a unit of accounting, we use BESP (best estimated selling price), which is the price at which management estimates that we would enter into a transaction with the customer if the product or service was to be sold by us regularly on a standalone basis. We analyze ESP at least annually or on a more frequent basis if a significant change in our business necessitates a more timely analysis or if we experience significant variances in our selling prices.

In multiple element arrangements that include software, we first evaluate if a tangible product includes software. If a tangible product includes software and if both the tangible product and software components function together to deliver the tangible product's essential functionality, then we will treat the entire product as a non-software element. If the arrangement includes software, we first allocate the total arrangement consideration between the software group of elements as a whole and the non-software elements as a whole based on their relative selling prices, and then to the elements within those groups.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We adopted the provisions of ASU (Accounting Standards Update) No. 2009-13, Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements and ASU 2009-14, Software (Topic 985) - Certain Revenue Arrangements that include Software Elements in fiscal year 2010 on a prospective basis to all arrangements entered into or materially modified since the beginning of fiscal year 2010. The impact of the adoption was not material to our results for fiscal year 2010.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, money market funds, and time deposits with maturities of three months or less when purchased.

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, money market funds, accounts receivable, accounts payable, long-term debt, foreign exchange forward contracts, interest rate swaps, marketable equity investments, equity warrants, and acquisition-related earn-out payables. The estimated fair value of cash, cash equivalents, accounts receivable, accounts payable, and long-term debt approximates their carrying value. Money market funds, foreign exchange forward contracts, interest rate swaps, marketable equity investments, equity warrants, and acquisition-related earn-out payables are recorded at estimated fair value.

We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When estimating fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions, and credit risk.

Derivative Financial Instruments

Our derivative financial instruments consist primarily of foreign exchange forward contracts and interest rate swaps. We recognize the estimated fair value of our outstanding derivative financial instruments on the Balance Sheet at the end of each reporting period as either assets or liabilities. We do not use derivative financial instruments for speculative or trading purposes, nor do we hold or issue leveraged derivative financial instruments.

We use foreign exchange forward contracts to hedge certain existing and anticipated foreign currency denominated transactions, and we use interest rate swaps to hedge the variability in cash flows related to interest rate payments. Foreign exchange forward contracts generally mature within 90 days of inception. The interest rate swaps mature on March 31, 2015.

Gains and losses arising from the effective portion of derivative financial instruments that are designated as cash flow hedges are recorded in Accumulated other comprehensive income (loss), and are subsequently reclassified into earnings in the same period or periods during which the underlying transactions affect earnings. Gains and losses on derivative financial instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

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

Gains and losses arising from changes in the fair values of derivative financial instruments that are not designated as hedging instruments are recognized in current earnings.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories are stated at the lower of standard cost or market. We compute inventory cost using standard costs on a FIFO (first-in, first-out) method, which approximates actual costs. We regularly monitor inventory quantities on hand and committed orders with contract manufacturers and record write-downs for excess and obsolete inventories based primarily on the shipment history and our estimated forecast of product demand. Such write-downs establish a new cost basis of accounting for the related inventory. Actual inventory losses may differ from our estimates.

Consigned inventories from our contract manufacturers where title has not been transferred to us are excluded from our inventories. In certain circumstances, we are obligated to prepay deposits to our contract manufacturers based on a percentage of the value of the inventories consigned to us, and after a certain period of time has elapsed, we may be required to prepay the full amount if we have not taken title to the inventory. Generally, we take title to consigned inventories when we ship to our customers, and record the full cost of the inventories as cost of net revenues at that time. We must purchase the consigned inventories from our contract manufacturers after a certain agreed-upon period of time, ranging from 30 days to one year. Prepayments for consigned inventory are included in Prepaid expenses and other current assets in our Consolidated Balance Sheets. Consigned inventories are included in our calculation of minimum order commitments from our contract manufacturers.

Fixed Assets, Net

Fixed assets are stated at cost, net of accumulated depreciation and amortization. Fixed assets are depreciated on a straight-line basis over the estimated useful lives of the assets, generally ranging from 3 to 10 years, except buildings which are depreciated from 40 to 50 years.

Revenue generating assets, which are included in Fixed assets, net in our Consolidated Balance Sheets, are comprised of tangible assets that we have placed at third party locations for the purpose of generating revenues, such as in taxi cabs, at gas stations and in small merchant locations, under rental or service based arrangements. Revenue generating assets are stated at cost, net of accumulated depreciation, and are generally depreciated on a straight-line basis over the estimated useful lives of the assets, generally five years. Payments to acquire revenue generating assets are included in capital expenditures as a cash flow from investing activities on our Consolidated Statements of Cash Flows.

Equipment under capital leases is recorded at the lower of the present value of the minimum lease payments at the beginning of the lease term or the fair value of the assets and is amortized on a straight-line basis over the shorter of the term of the related lease or the estimated useful life of the asset. Amortization of assets under capital leases is included in depreciation expense.

Debt Issuance Costs

Debt issuance costs are stated at cost, net of accumulated amortization in Other assets on our Consolidated Balance Sheets. Amortization expense is calculated using the effective interest method over the period of the loans and is recorded in Interest expense in the accompanying Consolidated Statements of Operations. At October 31, 2012, interest amortization periods range from 5 to 7 years based upon the maturity date of the related outstanding debt. When debt is extinguished prior to the maturity date, any associated debt issuance costs are charged to Interest expense in the accompanying Consolidated Statements of Operations.

Research and Development Costs

Research and development costs are expensed when incurred. Software development costs, including costs to develop software products or the software component of products, are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. In the fiscal years ended October 31, 2012, 2011 and 2010, we capitalized $7.6 million, $1.8 million and $3.0 million of software development costs. The capitalized software costs are amortized on a straight-line basis to cost of net revenues over the estimated life of the products, up to three years, commencing when the respective products are available to customers. Total amortization related to capitalized software development costs were $2.2 million, $3.3 million and $3.2 million for the years ended October 31, 2012, 2011 and 2010. Unamortized capitalized software development costs as of October 31, 2012 and 2011 of $12.2 million and $6.8 million are recorded as a component of Other assets in the accompanying Consolidated Balance Sheets.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Business Combinations

In a business combination, we recognize separately from goodwill the assets acquired and the liabilities assumed, generally at their acquisition date fair value. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair value of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our Consolidated Statements of Operations.

Costs to exit or restructure certain activities of an acquired company or our internal operations are accounted for as one-time termination and exit costs, and are accounted for separately from the business combination. A liability for a cost associated with an exit or disposal activity is recognized and measured at its fair value in our Consolidated Statements of Operations in the period in which the liability is incurred. When estimating the fair value of facility restructuring activities, assumptions are applied regarding estimated sub-lease payments to be received, which can differ materially from actual results. This may require us to revise our initial estimates, which may materially affect our results of operations and financial position in the period the revision is made.

For a given acquisition, we generally identify certain pre-acquisition contingencies as of the acquisition date and may extend our review and evaluation of these pre-acquisition contingencies throughout the measurement period in order to obtain sufficient information to assess whether we include these contingencies as a part of the purchase price allocation and, if so, to determine the estimated amounts.

If we determine that a pre-acquisition contingency (non-income tax related) is probable in nature and estimable as of the acquisition date, we record our best estimate for such a contingency as a part of the preliminary purchase price allocation. We often continue to gather information for and evaluate our pre-acquisition contingencies throughout the measurement period and if we make changes to the amounts recorded or if we identify additional pre-acquisition contingencies during the measurement period, such amounts will be included in the purchase accounting during the measurement period and, subsequently, in our results of operations.

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

We review goodwill for impairment annually on August 1 and whenever events or changes in circumstances indicate its carrying amount may not be recoverable. We have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In assessing the qualitative factors, we assess relevant events and circumstances that may impact the fair value and the carrying amount of the reporting unit. The identification of relevant events and circumstances and how these may impact a reporting unit's fair value or carrying amount involve significant judgments and assumptions. The judgment and assumptions include the identification of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, VeriFone specific events and share price trends and making the assessment on whether each relevant factor will impact the impairment test positively or negatively and the magnitude of any such impact. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we would perform a two-step impairment test.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We also have the option to perform a quantitative assessment, which is the first step of the two-step impairment test, and in which we measure the recoverability of goodwill by comparing a reporting unit's carrying amount, including goodwill, to the estimated fair value of the reporting unit. Based on how the business is managed, we have five reporting units. To determine the carrying amount of each reporting unit, we assign our assets and liabilities, including existing goodwill and other intangible assets, to the identified reporting units. Goodwill is allocated to each reporting unit based on its relative contribution to our overall operating results. The estimated fair value of the reporting units is determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, tax deductions, and proceeds from disposition. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the particular investment. If the carrying amount of a reporting unit is in excess of its fair value, an impairment may exist, and we must perform the second step of the impairment analysis to measure the amount of the impairment loss, by allocating the reporting unit's fair value to its assets and liabilities other than goodwill, comparing the carrying amount to the resulting implied fair value of the goodwill, and recording an impairment charge for any excess.

Accounting for Long-Lived Assets

Purchased intangible assets that do not have indefinite useful lives are amortized on a straight-line basis over their estimated period of benefit, generally ranging from 1 to 20 years. If the estimated period of benefit is determined to have changed, we amortize the remaining net book values over the revised period of benefit.

We periodically evaluate whether changes have occurred that would require revision of the remaining useful life of property, plant, and equipment and purchased intangible assets or render them not recoverable. If such circumstances arise, we use an estimate of the undiscounted value of expected future operating cash flows to determine whether the long-lived assets are impaired. If the aggregate undiscounted cash flows are less than the carrying amount of the assets, the resulting impairment charge to be recorded is calculated based on the excess of the carrying amount of the assets over the fair value of such assets, with the fair value determined based on an estimate of discounted future cash flows.

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

We have placed a valuation allowance on certain U.S. foreign tax credit related deferred tax assets and certain non-U.S. deferred tax assets because realization of these tax benefits through future taxable income is not more likely than not as of October 31, 2012. We intend to maintain the valuation allowances until sufficient positive evidence exists to support the reversal of the valuation allowances. An increase in the valuation allowance would result in additional tax expense in such period. We make estimates and judgments about our future taxable income that are based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from the estimates, the amount of the valuation allowance could be materially impacted.

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

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

Stock-Based Compensation

We measure stock-based compensation cost at the grant date, based on the estimated fair value of the award and the estimated number of shares we ultimately expect will vest. See Note 4, Employee Benefit Plans, for more information on the assumptions made each reporting period to estimate the fair value of awards and the number of shares that will vest. Stock-based compensation cost is recognized as expense on a straight-line basis over the requisite service period. Cash flows resulting from the tax benefits due to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows.

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

We recognize a liability for costs associated with an exit or disposal activity when the liability is incurred, as opposed to when management commits to an exit plan. We measure the liabilities associated with exit and disposal activities at fair value. One-time termination benefits are expensed at the date we notify the employees, unless the employees must provide future services, in which case the benefits are expensed ratably over the future service periods. Costs to terminate a contract before the end of its term are recognized when we terminate the contract in accordance with the contract terms. In addition, we recognize a liability for the portion of our restructuring costs related to employees when it is probable that we will incur the costs and can reasonably estimate the amount.

Warranty Costs

We accrue for estimated warranty obligations when revenue is recognized based on an estimate of future warranty costs for delivered products. Such estimates are based on historical experience and expectations of future costs. At least annually or whenever circumstances warrant, we evaluate and adjust the accrued warranty costs to the extent actual warranty costs vary from the original estimates. Our warranty period typically extends from one to three years from the date of shipment.

Costs associated with maintenance contracts, including extended warranty contracts, are expensed when they are incurred. Actual warranty costs may differ from management's estimates.

Legal Proceedings and Other Loss Contingencies

We are subject to the possibility of various legal proceedings and other loss contingencies, many involving litigation incidental to our business and to a variety of laws and regulations. Litigation and other loss contingencies are subject to inherent uncertainties and the outcomes of such matters are often very difficult to predict and generally are resolved over long periods of time. We consider the likelihood of loss or the incurrence of a liability, as well as the ability to reasonably estimate the amount of loss, in determining loss contingencies. Estimating probable losses requires the analysis of multiple possible outcomes that often are dependent on the judgment about potential actions by third parties. Contingencies are recorded in the consolidated financial statements, or are otherwise disclosed. We accrue for an estimated loss contingency when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Management regularly evaluates current information available to determine whether accrual amounts should be adjusted. If the amount of an actual loss is greater than the amount accrued, this could have an adverse impact on our operating results in that period. Legal fees are expensed as incurred.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shipping and Handling Costs

Shipping and handling costs incurred for delivery to customers are expensed as incurred and are included in Cost of net revenues in our Consolidated Statements of Operations. In those instances where we bill shipping and handling costs to customers, the amounts billed are classified as Net revenues in our Consolidated Statement of Operations.

Advertising Costs

Advertising costs are expensed as incurred and totaled approximately $1.3 million, $1.4 million, and $1.3 million for the fiscal years ended October 31, 2012, 2011 and 2010.

Equity Investments

Investments in equity securities of other entities are accounted for under the cost method of accounting if we do not exercise significant influence over the entity, generally if our investment in voting equity interest of the investee is less than 20%. The equity method of accounting is used in circumstances where we exercise significant influence over the investee, generally when our voting equity interest is greater than 20% but less than a majority. In considering the accounting method for investments less than 20%, we also consider other factors such as our ability to exercise influence over operating and financial policies of the investee. If certain factors are present, we could account for investments for which we have less than 20% ownership under the equity method of accounting.

Investments in public companies are classified as available-for-sale and are adjusted to fair market value. Unrealized gains and losses are recorded as a component of Accumulated other comprehensive income in our Consolidated Balance Sheets, unless a decline in value is judged to be other-than-temporary. Other-than-temporary declines in value are reported in Other income (expense), net in our Consolidated Statements of Operations. Upon disposition of these investments, the specific identification method is used to determine the cost bases in computing realized gains or losses.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from results of operations. Specifically, foreign currency translation adjustments, changes in the fair value of derivatives designated as hedges, mark-to-market adjustments of available-for-sale securities, and the unfunded portion of pension plan obligations are included in Accumulated other comprehensive income (loss) in our Consolidated Balance Sheets and Total comprehensive income (loss) in our Consolidated Statements of Equity.

Concentrations of Credit Risk

Cash is placed on deposit in major financial institutions in Israel, Singapore, the U.S., and other countries. Such deposits may be in excess of insured limits. We believe that the financial institutions that hold our cash are financially sound and, accordingly, minimal credit risk exists with respect to these balances.

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

Our accounts receivable are derived from sales to a large number of direct customers, resellers, and distributors globally. We perform ongoing evaluations of our customers' financial condition and limit the amount of credit extended when deemed necessary, but generally require no collateral.

An allowance for doubtful accounts is established with respect to those amounts that we have determined to be doubtful of collection using specific identification of doubtful accounts and an aging of receivables analysis based on invoice due dates. Actual collection losses may differ from management's estimates and such differences could be material to our consolidated financial position, results of operations, and cash flows. Uncollectible receivables are written off against the allowance for doubtful accounts when

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

all efforts to collect them have been exhausted. Recoveries of receivables previously written-off are recognized when received. Accounts receivable payment terms are generally net 30 days, unless special payment terms are arranged.

For fiscal years 2012, 2011, and 2010, no single customer accounted for more than 10% of our total net revenues. In fiscal year 2012, no single customer accounted for more than 10% of net revenues in either of our two reportable segments. In fiscal year 2012, three customers accounted for 12.1% of our total net revenues. During fiscal years 2011 and 2010, Cielo S.A. and its affiliates accounted for approximately 12.4% and 12.5% of our International segment net revenues, and First Data and its affiliates accounted for approximately 13.0% of North America segment net revenues in both years. No other customer accounted for more than 10% of net revenues in either of our reportable segments during the fiscal years ended October 31, 2011 and 2010.

As of October 31, 2012 no single customer accounted for more than 10% of our total net accounts receivable. As of October 31, 2011, Cielo S.A. and its affiliates accounted for approximately 10.0% of our total net accounts receivable.

We are exposed to credit loss in the event of nonperformance by counterparties to the foreign exchange forward contracts used to mitigate the effect of exchange rate changes and the interest rate swap contracts used to hedge the variability in cash flows related to interest rate payments. We believe the counterparties for our outstanding contracts are large, financially sound institutions and thus we do not anticipate nonperformance by these counterparties. However, given the high debt levels of many countries and institutions worldwide, and the potential for financial contagion to spread distress among seemingly healthy organizations, the failure of additional counterparties is possible.

Recent Accounting Pronouncements

In June 2011, the FASB (Financial Accounting Standard Board) issued ASU (Accounting Standards Update) 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, which requires an entity to present the total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers the effective date of the requirement in ASU 2011-05 to disclose on the face of the financial statements the effects of the reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. All other requirements in ASU 2011-05 are not affected by ASU 2011-12. ASU 2011-05 and ASU 2011-12 are effective for us in our first quarter of fiscal year 2013. We have historically presented the components of other comprehensive income as part of our Consolidated Statements of Equity, and therefore adoption of this guidance will only change our financial statement presentation.

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350)-Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 provides the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset other than goodwill is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action; otherwise, the entity is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value of the asset with its carrying amount. Alternatively, the entity may bypass the qualitative assessment for any indefinite-lived intangible asset in any period and perform the quantitative impairment test. ASU 2012-02 is effective for our annual and interim impairment tests performed during fiscal year 2013 and thereafter. Adoption of this guidance will not have an impact on our statement of position or results of operations.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2. Business Combinations

Fiscal Year 2012 Acquisitions

Point Acquisition

On December 30, 2011, we completed our acquisition of Point (Electronic Transaction Group Nordic Holding AB), a Swedish company operating the Point International business, Northern Europe's largest provider of payment and gateway services and solutions for retailers. The purchase price was approximately €600.0 million, plus repayment of Point's outstanding multi-currency debt of €193.3 million, for a total cash purchase price of $1,024.5 million, based on exchange rates at the acquisition date. The source of funds for the cash consideration was a new credit agreement provided by a syndicate of banks (the 2011 Credit Agreement). See Note 12, Financings, for information on the 2011 Credit Agreement.

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

We acquired Point to, among other things, provide a broader set of product and service offerings to customers globally, including expansion in the Northern European markets. For fiscal year 2012, we estimate that our total net revenues increased by approximately $170.4 million, due to the sale of products and services by Point entities, and the acquired Point business negatively impacted our earnings by approximately $25.3 million, including charges associated with the step-down (fair value decrease) in deferred revenue, amortization, and acquisition and integration expenses.

The fair value of consideration transferred for Point, based on exchange rates on the acquisition date, was comprised of (in thousands):

Cash paid to Point stockholders	$774,268
Cash for repayment of long-term debt	250,264
Total	$1,024,532

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recording of Assets Acquired and Liabilities Assumed

The assets acquired and liabilities assumed as part of our acquisition of Point were recognized at their fair values as of the acquisition date, December 30, 2011. Because of the short time frame between when the acquisition closed and our first reporting period, January 31, 2012, we initially recorded the net tangible and intangible assets acquired and liabilities assumed based upon their preliminary fair values as of December 30, 2011. The following table summarizes the fair values assigned to the assets acquired and liabilities assumed as of the acquisition date, and the adjustments made to the acquisition date estimated fair values based on subsequently obtained information (in thousands):

	Estimated Fair Value at Acquisition Date	Adjustments to Estimated Fair Value	Fair Value as of October 31, 2012
Cash and cash equivalents	$25,314	$—	$25,314
Accounts receivable, net (gross contractual value of $24.5 million, of which $1.8 million is not expected to be collected)	24,505	(1,814)	22,691
Inventories	25,104	439	25,543
Deferred tax assets	13,235	(126)	13,109
Prepaid expenses and other current assets	7,014	3,431	10,445
Fixed assets	48,426	(632)	47,794
Purchased intangible assets	550,512	16,495	567,007
Accounts payable and other liabilities	(51,231)	1,952	(49,279)
Contingent consideration payable	(21,233)	870	(20,363)
Deferred revenue	(1,387)	(782)	(2,169)
Deferred tax liabilities	(153,222)	(1,278)	(154,500)
Noncontrolling interest in subsidiary	(37,132)	368	(36,764)
Total identifiable net assets	429,905	18,923	448,828
Goodwill	594,627	(18,923)	575,704
Total consideration transferred	$1,024,532	$—	$1,024,532

The impact of applying these adjustments in fiscal quarters subsequent to the acquisition date was not material to our results of operations in any quarter. As of October 31, 2012, we have completed our fair value assessment of Point's acquired assets and assumed liabilities.

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

The estimated fair value of acquired contingent consideration owed by Point related to its prior acquisitions was $20.4 million as of the acquisition date. This contingent consideration will be payable in cash if certain operating and financial targets are achieved in the two years following the dates of those acquisitions. The payout criteria for the contingent consideration contains provisions for prorated payouts if the target criteria are not met, provided that certain minimum thresholds are achieved. The U.S. dollar equivalent maximum payout for this contingent consideration as of the acquisition date was $24.4 million. During fiscal year 2012, subsequent to the acquisition of Point, we paid $19.5 million of the contingent consideration.

The fair value of the noncontrolling interest in Babs Paylink AB of $36.8 million was estimated by employing an income approach based on an assumed discount rate of 17% and an estimated terminal value derived from terminal stabilized cash flow multiples ranging from 8 to 9.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valuations of Intangible Assets Acquired

The following table sets forth the components of intangible assets acquired in connection with the Point acquisition (in thousands, except for estimated useful lives):

	Fair Value	Estimated Useful Life (Years)
Customer relationships	$498,503	9.5
Developed software technology	54,783	4.4
Trade names	13,721	4.0
Total	$567,007

Customer relationships represent the fair value of the underlying relationship and agreements with Point customers.

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

The discount rates used in the intangible asset valuations ranged from 14% to 20% depending on the relative risk profile of the intangible assets. The customer attrition rates used in our valuation of customer relationship intangible assets ranged from zero to 7% depending on the geographic region. The estimated life of developed software technology intangible assets ranged from 2 years to 10 years. The royalty rate used in the valuation of the trade names intangible asset ranged from 1% to 2%. All of these judgments and estimates can materially impact the fair values of intangible assets.

Other Fiscal Year 2012 Acquisitions

During fiscal year 2012, in addition to Point, we completed acquisitions of other businesses and net assets as described in the table below for an aggregate purchase price of $81.5 million. The $81.5 million aggregate purchase price includes $6.4 million of holdback payments that will be paid between 12 to 15 months after the date the respective acquisitions closed, and contingent consideration having a total fair value of $3.8 million.

The holdback amounts will be paid out to selling stockholders unless the general representations and warranties made by the sellers as of the acquisition date were untrue. The contingent consideration will be payable in cash for the ChargeSmart and LIFT acquisitions, if certain operating and financial targets are achieved in the first three years of operations after the acquisition. The payout criteria for the contingent consideration contain provisions for prorated payouts if the target criteria are not met, provided

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that certain minimum thresholds are achieved. The contingent consideration was valued at $0.4 million and $3.4 million for the ChargeSmart and LIFT acquisitions. The maximum payouts for the contingent consideration under the purchase agreements are $11.0 million and $8.0 million for the ChargeSmart and LIFT acquisitions.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in thousands) at the acquisition date of each transaction.

	LIFT	ChargeSmart	Show Media	Global Bay	Total
Acquisition date	March 1, 2012	January 3, 2012	November 1, 2011	November 1, 2011
Assets acquired (liabilities assumed), net	$477	$(4,225)	$1,593	$(4,608)	$(6,763)
Intangible assets (1)	1,600	9,770	6,660	14,490	32,520
Goodwill (2)	4,417	13,829	19,871	17,630	55,747
Total purchase price	$6,494	$19,374	$28,124	$27,512	$81,504

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

Fiscal Year 2011 Acquisitions

Hypercom Corporation

On August 4, 2011, we completed our acquisition of Hypercom, a provider of electronic payment solutions and value-added services at the point of transaction, by means of a merger of one of our wholly-owned subsidiaries with and into Hypercom such that Hypercom became a wholly-owned subsidiary of VeriFone following the merger. In connection with the merger we issued 14,462,629 shares of our common stock, par value $0.01 per share in exchange for all the outstanding common stock of Hypercom, and options to acquire Hypercom common stock were converted into options exercisable for approximately 814,638 shares of VeriFone common stock. Immediately prior to the merger, Hypercom divested its U.S., United Kingdom and Spain businesses to independent third parties. As part of the closing, Hypercom paid off its outstanding long term debt, totaling approximately $71.2 million, with cash provided by VeriFone.

We acquired Hypercom to, among other things, provide a broader set of product and service offerings to customers globally. We have included the financial results of Hypercom in our Consolidated Financial Statements from the date of acquisition.

For fiscal year 2011, we estimate that our total net revenues increased approximately $65.3 million due to the sale of Hypercom products and services. Hypercom reduced our operating income by approximately $37.1 million in fiscal year 2011, which included management's allocations and estimates of expenses that were not separately identifiable due to our integration activities, non-recurring expenses associated with the step-up (fair value increase) in inventory and step-down in deferred revenue, policy conforming adjustments, integration expenses and restructuring expenses.

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

Recording of Assets Acquired and Liabilities Assumed

The following table summarizes the fair values assigned to the assets acquired and liabilities assumed as of the acquisition date, and the adjustments made to the acquisition date estimated fair values based on subsequently obtained information (in thousands):

	Estimated Fair Value at Acquisition Date	Adjustments to Estimated Fair Value	Fair Value as of October 31, 2012
Cash and cash equivalents	$35,469	$318	$35,787
Accounts receivable, net (gross contractual value of $69.4 million, of which $6.6 million was not expected to be collected)	62,964	(134)	62,830
Inventories	63,184	—	63,184
Deferred tax assets	6,782	1,558	8,340
Prepaid expense and other current assets	48,549	1,268	49,817
Fixed assets	21,593	(2,167)	19,426
Purchased intangible assets	210,740	—	210,740
Accounts payable and other liabilities	(126,246)	(1,530)	(127,776)
Deferred revenues	(5,866)	—	(5,866)
Deferred tax liabilities	(36,106)	(1,015)	(37,121)
Total identifiable net assets	281,063	(1,702)	279,361
Goodwill	363,510	1,702	365,212
Total consideration transferred	$644,573	$—	$644,573
As of July 31, 2012, we completed our fair value assessment of Hypercom's acquired assets and assumed liabilities.

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

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pre-Acquisition Contingencies Assumed
We have evaluated the pre-acquisition contingencies relating to Hypercom that existed as of the acquisition date, and determined that certain of these pre-acquisition contingencies are probable in nature and estimable as of the acquisition date and, accordingly, we recorded our best estimates for these contingencies. The largest recorded contingency related to product warranties. The fair value as of the acquisition date was $6.9 million, which was our best estimate of the costs that we expect will be incurred to satisfy existing warranty obligations. During fiscal year 2012, we did not make material changes to the product warranty liability as the product claim experience was within our original estimates. Because the measurement period has expired, if we make changes to the amounts recorded or identify additional pre-acquisition contingencies, such amounts will be included in our results of operations.

Other Fiscal Year 2011 Acquisitions

During fiscal year 2011, in addition to Hypercom, we completed the acquisitions of other businesses and net assets as described in the table below for an aggregate purchase price of $71.9 million.

We acquired all of the outstanding common shares of Destiny Electronic Commerce (Proprietary) Limited, a South Africa-based electronic payment solutions provider, which traded as CSC. In accordance with the terms of a Share Purchase Agreement dated May 24, 2011, we issued an aggregate of 1,138,872 shares to the shareholders of CSC in exchange for all its outstanding common shares. In addition, CSC shareholders were eligible to be paid up to an additional 48.0 million South African Rand (approximately $7.2 million at the acquisition date) if certain financial targets were met in fiscal years 2011 and 2012. A total of 24.0 million South African Rand (approximately $2.9 million at payment date) was paid during the first quarter of 2012. The company expects to pay the remaining amount under the earn-out during the first quarter of 2013.

We acquired the Gemalto POS Business, the business and assets of Gemalto N.V.'s e-payment terminals and systems business unit and certain associated liabilities, under an asset purchase agreement. We paid $9.7 million at closing and paid an additional $4.6 million in March 2011 as part of a net assets purchase price adjustment that was provided for under the asset purchase agreement.

The acquisitions were accounted for using the acquisition method of accounting. The results of operations for the acquired businesses have been included in our financial results since their respective acquisition dates.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in thousands) at the acquisition date of each transaction.

	Destiny Electronic Commerce (Proprietary) Limited	Gemalto N.V.'s e-payment terminals and systems business unit	Total
Acquisition date	June 30, 2011	December 31, 2010
Assets acquired (liabilities assumed), net	$(10,386)	$15,366	$4,980
Intangible assets (1)	37,845	700	38,545
Goodwill (2)	30,186	—	30,186
Gain on purchase (3)	—	(1,770)	(1,770)
Total purchase price	$57,645	$14,296	$71,941

(1)	Intangible assets included primarily customer relationships, which are amortized over their estimated useful lives of 4 to 6 years.

(2)
Goodwill is generally not expected to be tax deductible. The amount of goodwill resulted primarily from our expectation of increased value resulting from the integration of the acquired businesses' product offerings with our product offerings.

(3)
The total consideration paid for the Gemalto POS business was $14.3 million and the net assets acquired were $16.1 million. This resulted in a gain on purchase of $1.8 million which was recorded in Other income (expense), net in our Consolidated Statement of Operations for the fiscal year ended October 31, 2011.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro Forma Financial Information (Unaudited)

The supplemental pro forma financial information below was prepared using the acquisition method of accounting and is based on the historical financial information of VeriFone, Point, Hypercom and other acquired businesses, reflecting results of operations for fiscal years 2012 and 2011 on a comparative basis as though these companies had been acquired as of the beginning of the fiscal year prior to the fiscal year in which they were actually acquired.

The supplemental pro forma financial information for fiscal year 2012 combines the historical results of VeriFone for fiscal year 2012, and the historical results for fiscal year 2012 of Point, ChargeSmart, and LIFT as if they had all been acquired as of November 1, 2010.

The supplemental pro forma financial information for fiscal year 2011 combines the historical results of VeriFone for fiscal year 2011, the historical results for fiscal year 2011 for the fiscal year 2012 acquisitions as if they had all been acquired as of November 1, 2010 and the historical results for fiscal year 2011 of all businesses acquired in that year as if they had been acquired as of November 1, 2009.

The supplemental pro forma net income for fiscal year 2012 and 2011 includes pre-acquisition net income (loss) from the acquired entities of $1.4 million and $(18.5) million.

The pro forma financial information also includes adjustments to reflect one-time charges and amortization of fair value adjustments in the appropriate pro forma periods. These adjustments include:

•	Net adjustments to amortization expense related to the fair value of acquired identifiable intangible assets totaling $6.2 million and $87.6 million for fiscal years 2012 and 2011.

•
Additional interest expense of $4.1 million and $18.4 million for fiscal years 2012 and 2011 that would be incurred on additional borrowings made to fund the acquisitions, offset by elimination of acquired business interest expense on borrowings that were settled as part of the acquisitions. No adjustment is included for interest after December 2011 as the additional interest is reflected in our operating results following the date the borrowings actually occurred.

•
Adjustments for other (charges) benefits, such as closing costs, one time professional fees, foreign currency losses related to deal consideration, amortization of fair market value adjustments and net tax effect of all of these, totaling $42.5 million and $32.3 million for fiscal years 2012 and 2011.

The following table presents the unaudited supplemental pro forma financial information as described above (in thousands except per share data):

	Years Ended October 31,
	2012	2011
Total net revenues	$1,915,671	$1,832,018
Net income	$98,570	$190,181
Net income per share attributable to VeriFone Systems, Inc. stockholders - basic	$0.92	$1.83
Net income per share attributable to VeriFone Systems, Inc. stockholders - diluted	$0.89	$1.76

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquisition-Related Costs

Certain expenses directly related to our acquisitions, primarily direct transaction costs such as professional service fees, are recorded as expenses in our Consolidated Statements of Operations.

Acquisition-related and other expenses consist of (i) transaction costs, which represent external costs directly related to our acquisitions and primarily include expenditures for professional fees such as banking, legal, accounting and other directly related incremental costs incurred to close the acquisition and (ii) integration costs, which represent personnel-related costs for transitional and certain other employees, integration-related professional services, additional asset write offs and other integration activity related expenses.

The following tables present a summary of acquisition-related costs and other expenses included in our Consolidated Statements of Operations for the fiscal years ended October 31, 2012 and 2011 (in thousands).

	Year Ended October 31, 2012
	Transaction Costs	Integration Costs (Unaudited)	Total (Unaudited)
Cost of net revenues - System solutions	$8	$4,534	$4,542
Costs of net revenues - Services	(4)	2,646	2,642
Research and development	—	5,159	5,159
Sales and marketing	197	2,309	2,506
General and administrative	8,397	18,788	27,185
	$8,598	$33,436	$42,034

	Year ended October 31, 2011
	Transaction Costs	Integration Costs (Unaudited)	Total (Unaudited)
Cost of net revenues - System solutions	$34	$1,823	$1,857
Costs of net revenues - Services	120	754	874
Research and development	17	379	396
Sales and marketing	440	2,600	3,040
General and administrative	17,711	8,896	26,607
	$18,322	$14,452	$32,774

	Year ended October 31, 2010
	Transaction Costs	Integration Costs (Unaudited)	Total (Unaudited)
Sales and marketing	$793	$—	$793
General and administrative	2,927	—	2,927
	$3,720	$—	$3,720

Note 3. Net Income per Share of Common Stock

Basic net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted net income per share of common stock is computed using the weighted average number of shares of common stock outstanding plus the effect of common stock equivalents, unless the common stock equivalents are anti-dilutive. The potential dilutive shares of our common stock resulting from the assumed exercise of outstanding stock options and equivalents and the assumed exercise of the warrants relating to the senior convertible notes are determined using the treasury stock method. Under the treasury stock method, an increase in the fair market value of our common stock will result in a greater number of dilutive securities.

The following table presents the computation of net income per share of common stock (in thousands, except per share data)

	Years Ended October 31,
	2012	2011	2010
Basic and diluted net income per share attributable to VeriFone Systems, Inc. stockholders:
Numerator:
Net income attributable to VeriFone Systems, Inc. stockholders	$65,033	$282,404	$98,827
Denominator:
Weighted average shares attributable to VeriFone Systems, Inc. stockholders - basic	107,006	92,414	85,203
Weighted average effect of dilutive securities:
Employee equity incentive plans	3,123	3,993	2,582
Senior convertible notes (1)	186	209	—
Weighted average shares attributable to VeriFone Systems, Inc. stockholders - diluted	110,315	96,616	87,785
Net income per share attributable to VeriFone Systems, Inc. stockholders:
Basic	$0.61	$3.06	$1.16
Diluted	$0.59	$2.92	$1.13

(1)
The diluted shares from the senior convertible notes do not include the effects of note hedge transactions on those notes, as described in Note 12, Financings. The note hedge transactions would have reduced the dilution attributable to the senior convertible notes by 50% if and when those notes had been converted and the note hedge transactions exercised. Part of the note hedge transactions were terminated in June 2011 and the remainder expired unused in June 2012.

For the fiscal years ended October 31, 2012, 2011, and 2010, options and stock awards to purchase 4.0 million, 1.2 million and 3.4 million shares of common stock were excluded from the calculation of weighted average shares for diluted net income per share as they were anti-dilutive. These awards could be included in the calculation in the future if the market price of our common stock increases.

The senior convertible notes, which are described in Note 12, Financings, were repaid in full in June 2012 without any conversion rights having been exercised. These notes were considered to be Instrument C securities, and therefore, only the conversion spread relating to the notes was included in our diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread of the notes had a dilutive effect when the average share price of our common stock during any quarter in the fiscal years exceeded $44.02. The average share price of our common stock for each quarter during the fiscal year ended October 31, 2010 did not exceed $44.02, and therefore the effect of the senior convertible notes was anti-dilutive for that fiscal year.

Warrants to purchase 7.2 million shares of our common stock were outstanding at October 31, 2012 and 2011. The warrants were not included in the computation of diluted earnings per share because the warrants' $62.356 exercise price was greater than the average share price of our common stock during the fiscal years ended October 31, 2012, 2011 and 2010. Therefore, the effect of the warrants was anti-dilutive for those periods.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4. Employee Benefit Plans

401(k) Plan

We maintain a defined contribution 401(k) plan for our U.S. employees that allows eligible employees to contribute up to 60% of their pretax salary up to the maximum allowed under Internal Revenue Service regulations. During the fiscal years ended October 31, 2012 and 2011, we made $3.5 million and $2.9 million of employer matching contributions to this plan. We temporarily suspended our contribution from May 16, 2009 through October 31, 2010. Effective November 1, 2010, we resumed our employer matching contribution to the 401(k) plan.

Post-Retirement Benefits

We have defined benefit pension plans, as required by local laws, for our employees in certain countries, primarily Germany, France, and Taiwan. One of these defined benefit pension plans had pension assets of $2.1 million and $2.2 million as of October 31, 2012 and 2011. Pension assets are included in Other long-term assets in our Consolidated Balance Sheets. The total liability for these plans as of October 31, 2012 and 2011 was $6.8 million and $6.0 million, which is included in liabilities in our Consolidated Balance Sheets. Pension costs for our defined benefit pension plans were approximately $1.6 million, $0.5 million, and $0.3 million for fiscal years 2012, 2011 and 2010.

We also have non-retirement post-employment benefit plans for our employees in certain other countries, primarily Israel. Benefits are provided based on employees' years of service and earnings, or in accordance with applicable local employee benefit regulations. Our obligation for non-retirement post-employment benefits was approximately $4.1 million, and $4.0 million as of October 31, 2012 and 2011, which is included in Other long-term liabilities in our Consolidated Balance Sheets. We have assets accumulated for these plans of $1.7 million, which are included in Other long-term assets in our Consolidated Balance Sheets. Net costs for our non-retirement post-employment benefit plans were approximately $0.8 million, $1.0 million, and $0.9 million for fiscal years 2012, 2011 and 2010.

Equity Incentive Plans

We had a total of 8.0 million stock options, 1.8 million RSUs (restricted stock units), and 0.1 million shares of RSAs (restricted stock awards) outstanding as of October 31, 2012. The number of shares that remained available for future grants under the 2006 Equity Incentive Plan was 2.0 million as of October 31, 2012.

New Founders’ Stock Option Plan

In April 2003, we adopted the New Founders' Plan (New Founders’ Stock Option Plan) for our executives and employees. A total of 1.5 million shares of our common stock were reserved for issuance under the New Founders’ Plan. We are no longer granting options under the New Founders’ Plan and will retire any options canceled thereafter. Stock option awards under the New Founders’ Plan were granted with an exercise price equal to the market price of our stock on the date of grant. Those option awards generally vest in equal annual amounts over a period of five years from the date of grant and have a maximum term of ten years.

Outside Directors’ Stock Option Plan

In January 2005, we adopted the Directors' Plan (Outside Directors’ Stock Option Plan) for members of our board of directors who are not our employees or representatives of major stockholders. A total of 225,000 shares of our common stock have been reserved for issuance under the Directors’ Plan. We will no longer grant options under the Directors’ Plan and will retire any options canceled thereafter. Stock options granted generally vest over a period of four years from the date of grant and have a maximum term of seven years.

2005 Equity Incentive Option Plan

On April 29, 2005, we adopted the EIP Plan (2005 Equity Incentive Option Plan) for our executives and employees, and other individuals who provide services to us. A total of 3.1 million shares of our common stock have been reserved for issuance under the EIP Plan. We will no longer grant options under the EIP Plan and will retire any options canceled thereafter. Stock option awards were generally granted with an exercise price equal to the market price of our stock at the date of grant. Those options generally vest over a period of four years from the date of grant and have a maximum term of seven years.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

2006 Equity Incentive Plan

In March 2006, our stockholders approved the 2006 Plan (2006 Equity Incentive Plan) for our officers, directors, employees, and consultants. Upon approval of the 2006 Plan a total of 9.0 million shares of our common stock were reserved for issuance. On October 8, 2008, the stockholders approved an amendment to the 2006 Plan increasing the shares reserved for issuance to 13.2 million. On June 29, 2011, the stockholders approved an amendment to the 2006 Plan increasing the shares reserved for issuance to 22.5 million. Stock option awards are granted with an exercise price equal to the market price of our common stock at the date of grant. The awards vest over a period of 3 to 4 years from the date of grant, except for grants to our board of directors and performance-based RSUs, which generally vest over one year from the date of grant. Stock option awards have a maximum term of seven years. For purposes of the number of shares issuable under the 2006 Plan, any awards granted as stock options or stock appreciation rights are counted as one share for every award granted; RSUs granted beginning June 29, 2011 are counted as 2.00 shares for every RSU granted; and RSUs granted prior to June 29, 2011 are counted as 1.75 shares for every RSU granted.

In November 2009, we completed an Offer to Exchange certain options to purchase shares of our common stock, par value $0.01 per share, for a lesser number of replacement options to purchase shares of common stock. The Offer to Exchange expired on November 6, 2009. Pursuant to the terms and conditions of the Offer to Exchange, we accepted for cancellation eligible options covering 3.3 million shares of our common stock, representing approximately 74.5% of the total shares of common stock underlying options eligible for exchange. All surrendered options were canceled as of November 6, 2009. We issued replacement options covering 1.5 million shares of our common stock in exchange for the eligible options tendered and accepted in the Offer to Exchange. The exercise price of the replacement options is $14.29, which was the closing price of our common stock on November 6, 2009 as reported on the New York Stock Exchange. The Offer to Exchange was structured as a value-for-value exchange.

During 2012, we granted 1.0 million of performance-based awards to selected executives. During each of 2011 and 2010, we granted 0.4 million of performance-based RSUs to selected executives under the 2006 Plan. The vesting of these performance-based awards was contingent upon meeting certain financial and operational targets for fiscal years 2012, 2011 and 2010 as set by the board of directors. All fiscal 2011 and 2010 grants vested in full. The fair value of the awards was based on the stock price on the date of grant.

We estimate the grant-date fair value of stock options using the Black-Scholes-Merton valuation model, with the weighted-average assumptions as shown in the following table.

	Years Ended October 31,
	2012	2011	2010
Expected term of the options (in years)	3.6	4.0	4.0
Risk-free interest rate	0.7%	1.3%	1.5%
Expected dividend rate	0.0%	0.0%	0.0%
Expected stock price volatility	67.9%	69.9%	69.7%

These assumptions are determined as follows:

•
The expected term of the options granted is derived from the historical actual term of option grants and an estimate of future exercises during the remaining contractual period of the option, and represents the period of time that options granted are expected to be outstanding.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	The average risk-free interest rate is based on the U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the options.

•	The dividend yield assumption is based on our dividend history and future expectations of dividend payouts.

•
The expected stock price volatility for options considers the historical volatility of common stock for the then expected term of the options, and includes the elements listed below at the weighted percentages presented:

	Years Ended October 31,
	2012	2011	2010
Historical volatility of our common stock	95.0%	60.0%	60.0%
Historical volatility of comparable companies' common stock	0.0%	35.0%	35.0%
Implied volatility of our traded common stock options	5.0%	5.0%	5.0%

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

Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of our original estimates of fair value.

The fair value of each RSU and RSA is equal to the market value of our common stock on the date of grant.

We estimate forfeitures of options, RSUs and RSAs based on historical experience and record compensation expense only for those awards that are expected to vest.

The following table presents the stock-based compensation expense recognized in our Consolidated Statements of Operations in fiscal years 2012, 2011 and 2010 (in thousands):

	Years Ended October 31,
	2012	2011	2010
Cost of net revenues	$2,103	$1,724	$1,071
Research and development	6,140	4,015	2,683
Sales and marketing	15,781	13,000	8,991
General and administrative	20,530	15,405	8,321
Total stock-based compensation	$44,554	$34,144	$21,066

As of October 31, 2012, total unrecognized compensation expense adjusted for estimated forfeitures related to unvested stock options was $42.3 million and to unvested RSUs and RSAs was $29.3 million, which is expected to be recognized over the remaining weighted-average vesting periods of 2.1 years for stock options and 2.4 years for RSUs and RSAs.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity Incentive Activity

The following table provides a summary of stock option activity for the year ended October 31, 2012:

	Shares Under Option (Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Thousands)
Outstanding at October 31, 2011	8,201	$18.38
Granted	2,284	$35.52
Exercised	(2,061)	$14.70
Canceled	(372)	$23.87
Expired	(52)	$24.54
Outstanding at October 31, 2012	8,000	$23.93	4.6	$74,250
Vested or expected to vest at October 31, 2012	7,628	$23.39	4.5	$73,897
Exercisable at October 31, 2012	3,651	$16.88	3.5	$52,326

The total proceeds received from employees as a result of employee stock option exercises under all plans for fiscal years 2012, 2011, and 2010 were $30.3 million, $48.5 million, and $12.8 million. We recognized $1.5 million and $0.6 million of tax benefits in fiscal years 2012 and 2011. We did not recognize any tax benefits in connection with exercises during fiscal year 2010.

The weighted-average grant date fair value per stock option granted during fiscal years 2012, 2011 and 2010 was $17.28, $22.92, and $10.75. The total intrinsic value of options exercised during fiscal years 2012, 2011, and 2010 was $64.1 million, $95.9 million and $16.5 million.

The following table summarizes RSU and RSA activity for the year ended October 31, 2012:

	Shares (Thousands)	Aggregate Intrinsic Value (Thousands)
Outstanding at October 31, 2011	1,398
Granted	874
Vested	(359)
Outstanding at October 31, 2012	1,913	$56,701
Expected to vest at October 31, 2012	1,615	$47,869
Ending exercisable (vested and deferred) at October 31, 2012	610	$18,080

The weighted-average grant date fair value per share of RSUs and RSAs granted during fiscal years 2012, 2011, and 2010, was $39.94, $39.99 and $18.26. All RSAs were granted on April 1, 2010 with a grant date fair value of $20.35. The total fair value of RSUs and RSAs that vested in fiscal years 2012, 2011, and 2010 was $12.1 million, $14.2 million and $0.6 million.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5. Restructuring Charges

During the fourth quarter of fiscal year 2011, our management approved, committed to, and initiated a plan estimated to cost up to $14.7 million to restructure our operations following our acquisition of Hypercom in order to improve the cost efficiencies in our merged operations. During fiscal year 2012, we recorded an increase of $1.1 million of employee restructuring expense and paid another $5.7 million under this plan. Since the inception of this plan, we have expensed $9.2 million and paid $9.5 million. The Hypercom-related restructuring liability totaled $0.2 million and $4.8 million as of October 31, 2012 and 2011.

Remaining liabilities under other prior year restructuring plans as of October 31, 2012 and 2011 totaled $0.8 million and $1.3 million.

Restructuring activity for the fiscal year ended October 31, 2012 was as follows (in thousands):

	Employee Severance and Benefit Arrangements	Facilities Related Costs	Total
Balance at October 31, 2011	$4,864	$1,291	$6,155
Current year charges and adjustments	1,132	118	1,250
Cash payments	(5,653)	(586)	(6,239)
Currency translation adjustments	(124)	(5)	(129)
Balance at October 31, 2012	$219	$818	$1,037

As of October 31, 2012, $0.4 million of restructuring accruals were included in Accruals and other current liabilities and $0.6 million of restructuring accruals were included in Other long-term liabilities in our Consolidated Balance Sheets.

The following table summarizes restructuring expenses included in our Consolidated Statements of Operations for the fiscal years ended October 31, 2012, 2011 and 2010 (in thousands):

	Years Ended October 31,
	2012	2011	2010
Cost of net revenues	$569	$789	$664
Research and development	38	587	(10)
Sales and marketing	(196)	5,393	33
General and administrative	839	1,672	215
	$1,250	$8,441	$902

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6. Income Taxes

Income before income taxes consisted of the following (in thousands):

	Years Ended October 31,
	2012	2011	2010
United States	$16,094	$5,902	$28,656
Foreign	52,259	85,382	50,086
	$68,353	$91,284	$78,742

The provision for (benefit from) income taxes consisted of the following (in thousands):

	Years Ended October 31,
	2012	2011	2010
Current:
Federal	$2,924	$5,888	$(22,146)
State	113	844	316
Foreign	27,255	16,592	12,948
	$30,292	$23,324	$(8,882)
Deferred:
Federal	6,443	(188,258)	—
State	911	(14,074)	—
Foreign	(35,596)	(12,404)	(11,700)
	(28,242)	(214,736)	(11,700)
	$2,050	$(191,412)	$(20,582)

A reconciliation of taxes computed at the federal statutory income tax rate to the provision for (benefit from) income taxes is as follows (in thousands):

	Years Ended October 31,
	2012	2011	2010
Provision for (benefit from) income taxes computed at the federal statutory rate	$23,923	$31,852	$27,386
State income tax, net of federal tax benefit	984	(13,231)	205
Foreign income taxes at other than U.S. rates	(53,155)	(35,904)	(12,127)
Valuation allowance, net	13,903	(180,255)	14,424
Stock compensation	4,462	2,975	432
Deduction for worthless stock of a subsidiary	—	—	(54,013)
Research credit	(356)	(1,980)	—
Dual consolidated loss	—	1,251	—
Unrealized inter-company profits	7	(1,081)	2,039
Acquisition costs	2,753	4,129	—
Foreign exchange	9,616	—	—
Other	(87)	832	1,072
	$2,050	$(191,412)	$(20,582)

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of our deferred tax assets and liabilities were as follows (in thousands):

	October 31,
	2012	2011
Deferred tax assets:
Inventories	$7,191	$9,204
Loss carry forwards	105,480	132,041
Accrued expenses and reserves	22,652	26,573
Deferred revenue	35,234	32,770
Depreciation	5,326	4,843
Basis differences in deductible goodwill and purchased intangibles	131,709	125,746
Stock based compensation	20,872	17,832
Amortizable debt costs	1,203	887
Foreign taxes on basis differences	56,316	70,302
Foreign tax credit carry forwards	80,059	61,204
Other	29,724	15,990
Total deferred tax assets	495,766	497,392
Valuation allowance	(173,161)	(168,181)
Deferred tax liabilities:
Basis differences on purchased intangibles	(208,905)	(79,683)
Basis differences on purchased inventory	790	(1,843)
Unrealized foreign currency gains	(3,383)	(4,475)
Depreciation	(3,563)	(6,081)
Basis differences in investments in foreign subsidiaries	(68,290)	(74,106)
Other	(9,173)	(16,041)
Total deferred tax liabilities	(292,524)	(182,229)
Net deferred tax assets	$30,081	$146,982

We recorded an income tax expense of $2.1 million for the fiscal year ended October 31, 2012, and an income tax benefit of $191.4 million and $20.6 million for fiscal years 2011 and 2010. The income tax benefit recorded for the fiscal year ended October 31, 2011 was primarily attributable to the release of a portion of our valuation allowance against U.S. federal and state deferred tax assets. The income tax benefit recorded for the fiscal year ended October 31, 2010 was primarily attributable to the recognition of a worthless stock deduction.

The effective tax rate for fiscal 2012 is lower than the U.S. statutory tax rate due to earnings in countries where we are taxed at lower rates compared to the U.S. federal and state statutory rates and reversal of uncertain tax position liabilities as statutes of limitations expired and issues were resolved.

As of October 31, 2012, on a worldwide basis we have recorded a net deferred tax asset of $30.1 million. The realization of the deferred tax assets is primarily dependent on us generating sufficient U.S. and foreign taxable income in future fiscal years. Based on historical profits and expectations of future results, we determined that there was sufficient positive evidence to support the release of the valuation allowance of $210.5 million against the majority of our U.S. federal and state deferred tax assets in the fourth quarter of fiscal 2011.

Additionally, we have maintained a valuation allowance on certain U.S. foreign tax credit related deferred tax assets and certain non-U.S. deferred tax assets because realization of these tax benefits through future taxable income is not more likely than not as of October 31, 2012. We intend to maintain the valuation allowances until sufficient positive evidence exists to support the reversal

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the valuation allowances. The valuation allowance for deferred tax assets was $173.2 million and $168.2 million, as of October 31, 2012 and 2011. Our deferred tax asset valuation allowance increased by $5.0 million for the fiscal year ended October 31, 2012 primarily attributable to current year additions to foreign tax credits in the U.S.

The tax loss carry forwards as of October 31, 2012 were primarily related to tax losses in the U.S. of $240.6 million, in Ireland of $144.8 million, in Brazil of $76.9 million, in Sweden of $39.3 million, in the United Kingdom of $33.9 million, and various other non-U.S. countries of $46.1 million. Approximately $280.0 million of foreign tax losses may be carried forward indefinitely. The remaining balance of approximately $301.5 million of tax losses is subject to limited carry forward terms of 5 to 20 years.

The excess tax benefits associated with stock option exercises are recorded directly to stockholders' equity only when realized. As a result, the excess tax benefits included in net operating loss carryforwards but not reflected in deferred tax assets at October 31, 2012 is $98.7 million.

We acquired all the outstanding common stock of Hypercom on August 4, 2011 and Semtek Innovative Solutions Corporation on September 8, 2010. Hypercom had a US net operating loss carry forward of $222.0 million and Semtek had net operating loss carry forwards of approximately $21.2 million as of October 31, 2011. The utilization of the acquired net operating losses may be restricted due to change in ownership provisions of Section 382 of the Internal Revenue Code.

As of October 31, 2012, we have recorded U.S. foreign tax credit carry forwards of $80.1 million which will expire at various dates beginning in 2015, if not utilized. In addition we have recorded U.S. research and development tax credit carry forwards of $9.7 million which will expire at various dates beginning in 2019, if not utilized.

We recognize deferred tax liabilities associated with outside basis differences on investments in foreign subsidiaries unless the difference is considered essentially permanent in duration. As of October 31, 2012, we have recorded a deferred tax liability of $68.3 million associated with $203.2 million of taxable outside basis differences which are not considered permanently reinvested. We have not recorded deferred taxes on approximately $293.2 million of undistributed earnings as they are considered permanently reinvested. As of October 31, 2012, the determination of the unrecorded deferred tax liability related to these earnings is not practicable. If circumstances change and it becomes apparent that some or all of the undistributed earnings will not be invested indefinitely, or will be remitted in the foreseeable future, an additional deferred tax liability will be recorded for some or all of the outside basis difference.

We have a Singapore Pioneer Tax Holiday for fiscal years 2006 through 2011 with a one year extension through our fiscal year 2012. At the expiration of the tax holiday, our income in Singapore will be taxed at the statutory rate of 17% instead of the agreed Pioneer Tax Holiday rate of 0% which may impact our effective tax rate. The tax benefit of the tax holiday for the years ended October 31, 2012, 2011, and 2010 was $19.2 million ($0.17 per diluted shares), $13.6 million ($0.14 per diluted shares), and $8.3 million ($0.10 per diluted share).

Additionally, we have a Tax Holiday in Uruguay. The Tax Holiday in Uruguay does not have an expiration date provided that we comply with the local tax law requirements. The Tax Holiday benefit for this country was not significant and had an insignificant impact on earnings per share for the fiscal years 2012, 2011 and 2010.

We are currently under audit by the Internal Revenue Service ("IRS") for fiscal years 2005-2010 related to our 5 year net operating loss carry back for fiscal 2010. The examination is currently in process with no proposed adjustments to date.

We also have certain foreign subsidiaries under audit, by foreign tax authorities, including Brazil for calendar years 2004 and 2006, Israel for fiscal years 2007 to 2009, and India for fiscal years 2006 to 2009. Although we believe we have properly provided for income taxes for the years subject to audit, the Brazil, Israel and Indian taxing authorities may adopt different interpretations. We have not yet received any final determinations with respect to these audits. We have accrued tax liabilities associated with these audits. With few exceptions, we are no longer subject to tax examination for periods prior to 2003.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate changes in the balance of gross unrecognized tax benefits under ASC 740-10 were as follows (in thousands):

	Years Ended October 31,
	2012	2011	2010
Balance at beginning of period	$95,776	$30,000	$30,000
Lapse of statute of limitations	(2,539)	(5,081)	(1,800)
Increases in balances related to tax positions taken during prior periods	1,913	597	2,100
Decreases in balances related to tax positions taken during prior periods	(2,603)	—	(3,500)
Increases in balances related to tax positions taken during current period	1,813	8,683	3,200
Increases in balances related to business combinations	4,060	61,577	—
Settlements	$(3,021)	$—	$—
Balance at end of period	$95,399	$95,776	$30,000

The total gross unrecognized tax benefits of $95.4 million and $45.5 million at October 31, 2012 and 2011, if recognized, will affect our effective tax rate.

As of October 31, 2012, 2011 and 2010, we had accrued interest and penalties related to unrecognized tax benefits of $4.1 million, $6.3 million, and $8.3 million (net of tax benefit). During fiscal year 2012, interest and penalties related to unrecognized tax benefits decreased by $2.2 million compared to fiscal year 2011, the majority of which was recognized as a decrease in the provision for income taxes.

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

Note 7. Balance Sheet and Statement of Operations Details

Accounts Receivable Allowances

Activity related to the allowance for doubtful accounts consisted of the following in thousands)

	Years Ended October 31,
	2012	2011
Balance at beginning of period	$4,690	$4,947
Charges to bad debt expense	2,074	725
Write-offs, recoveries and adjustments	108	(982)
Balance at end of period	$6,872	$4,690

Our general revenue reserve was $1.6 million and $1.0 million as of October 31, 2012 and 2011, with no material activity for the fiscal years presented.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Cash

We had $4.1 million of restricted cash included in Prepaid expenses and other current assets in our Consolidated Balance Sheets as of October 31, 2012. We had $12.8 million and $4.8 million of restricted cash included in Other long-term assets in our Consolidated Balance Sheets as of October 31, 2012 and 2011. These restricted cash balances were mainly comprised of pledged deposits, deposits for irrevocable standby letters of credit, and bank guarantees to customers.

Inventories

Inventories consisted of the following (in thousands):

	October 31,
	2012	2011
Raw materials	$50,952	$45,716
Work-in-process	552	859
Finished goods	126,770	97,741
Total inventory	$178,274	$144,316

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):
`

	October 31,
	2012	2011
Deferred income taxes	$39,072	$39,040
Prepaid taxes	36,678	18,490
Prepaid expenses	37,261	34,115
Investment in equity security and warrants	2,667	6,132
Other receivables	14,866	27,020
Other current assets	5,666	2,333
Total prepaid expenses and other current assets	$136,210	$127,130

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

		October 31,
	Estimated Useful Life (Years)	2012	2011
Revenue generating assets	5	$101,589	$32,531
Computer hardware and software	3-5	70,064	59,056
Machinery and equipment	3-10	35,865	27,952
Leasehold improvements	Lesser of the term of the lease or the estimated useful life	20,773	17,060
Office equipment, furniture, and fixtures	3-5	9,423	6,278
Buildings	40-50	6,788	6,083
Depreciable fixed assets, at cost		244,502	148,960
Accumulated depreciation		(106,688)	(74,696)
Depreciable fixed assets, net		137,814	74,264
Construction in progress	—	7,838	8,345
Land	—	1,151	1,025
Fixed assets, net		$146,803	$83,634

For the fiscal years ended October 31, 2012, 2011 and 2010, total depreciation expense for property, plant and equipment was $45.9 million, $22.3 million and $17.7 million.

Other Long-Term Assets

Other assets consisted of the following (in thousands):

	October 31,
	2012	2011
Debt issuance costs, net	$31,897	$2,749
Long-term restricted cash	12,754	4,804
Capitalized software development costs, net	12,238	6,795
Deposits	9,068	8,662
Other long-term receivables	7,531	8,275
Other long-term assets	5,545	7,517
Total other long-term assets	$79,033	$38,802

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accruals and Other Current Liabilities

Accruals and other current liabilities consisted of the following (in thousands):

	October 31,
	2012	2011
Accrued expenses	$68,431	$74,775
Accrued compensation	47,019	51,515
Accrued liabilities for contingencies	20,863	30,561
Accrued patent litigation loss contingency, including interest (Note 13)	18,981	—
Sales and value-added taxes payable	12,461	6,725
Acquisition-related earn-out payables - current portion	6,131	3,603
Deferred acquisition consideration payable - current portion	7,980	2,078
Accrued warranty	11,931	20,358
Deferred tax liabilities - current portion	9,594	4,960
Income taxes payable	13,577	9,116
Other current liabilities	13,899	14,432
Total accruals and other current liabilities	$230,867	$218,123

Accrued Warranty

Activity related to warranty consisted of the following (in thousands):

	Years Ended October 31,
	2012	2011
Balance at beginning of period	$22,032	$12,747
Warranty charged to cost of net revenues	12,340	17,888
Utilization of warranty accrual	(20,494)	(16,573)
Acquired warranty obligations	348	7,139
Changes in estimates	(1,451)	831
Balance at end of period	12,775	22,032
Less: current portion	(11,931)	(20,358)
Long-term portion	$844	$1,674

We provide reserves for the estimated costs of product warranty obligations based on a number of factors including the size of the installed base of products subject to warranty protection, historical and projected warranty claim rates, historical and projected costs associated with claims, and knowledge of specific product failures that are outside of our typical experience. We assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary based on our actual experience and any changes in future estimates. As of October 31, 2012 and 2011, our warranty accrual included product specific warranty accruals of approximately $1.2 million and $7.9 million, related to specific issues with our products. The amount accrued represents our best estimate of the costs expected to be incurred based on currently available information. We may incur additional warranty expense related to these products in future periods.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Revenue, Net

Deferred revenue, net of related costs consisted of the following (in thousands):

	October 31,
	2012	2011
Deferred revenue	$144,492	$113,154
Deferred cost of revenue	(15,885)	(12,863)
Deferred revenue, net	128,607	100,291
Less current portion	(91,545)	(68,824)
Long-term portion	$37,062	$31,467

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	October 31,
	2012	2011
Deferred tax liabilities - long-term portion	$44,144	$51,918
Statutory retirement and pension obligations	10,983	10,292
Acquisition-related earn-out payables - non-current portion	2,832	3,125
Deferred acquisition consideration payable - non-current portion	—	2,000
Other liabilities	12,481	11,636
Total other long-term liabilities	$70,440	$78,971

Redeemable Noncontrolling Interest in Subsidiary

On September 30, 2010, we acquired 80% of the outstanding equity of ABS (All Business Solutions - ABS S.r.l.), under a quota (or share) purchase agreement. The minority shareholder holding the remaining 20% of ABS has a put option, which if exercised requires us to purchase the remaining 20% equity of ABS at the then fair market value. The put option is exercisable 3 years from the closing, that is, October 1, 2013 until September 30, 2015. We do not consider the 20% noncontrolling interest as permanent equity, because it is redeemable at the option of the minority shareholder and is therefore outside our control. As such, the redeemable noncontrolling interest is reported in a separate line above Shareholders' equity in our Consolidated Balance Sheets and is recognized at the greater of the initial carrying amount increased or decreased for the noncontrolling interest's share of net income or loss or its redemption value. As of both October 31, 2012 and 2011, redeemable noncontrolling interests were recorded at $0.9 million.

Noncontrolling Interest in Subsidiaries

Changes in Noncontrolling interest in subsidiaries are set forth below (in thousands):

	Years Ended October 31,
	2012	2011
Balance at beginning of period	$445	$572
Additions due to acquisitions	36,781	—
Distributions to noncontrolling interest stockholders	(1,673)	(418)
Net income attributable to noncontrolling interest in subsidiaries, net	1,268	291
Balance at end of period	$36,821	$445

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Income (Expense), net

Other income (expense), net consisted of the following (in thousands):

	Years Ended October 31,
	2012	2011	2010
Foreign currency exchange losses, net	$(23,455)	$(998)	$(2,758)
Gain on reversal of pre-acquisition contingency	5,529	3,817	6,692
Gain on convertible notes call option hedge settlement	—	4,554	—
Adjustment to deferred acquisition consideration payable	(407)	2,443	—
Gain on bargain purchase of a business, net	—	1,772	—
Impairment of equity investment	—	—	(1,852)
Other-than-temporary loss on available-for-sale equity investment	(1,871)	—	—
Other income (expense), net	(557)	341	1,302
Total other income (expense), net	$(20,761)	$11,929	$3,384

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

Note 8. Fair Value Measurements

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

We follow a three-level fair value hierarchy based on the inputs used in measuring fair value:

Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 — Other inputs that are directly or indirectly observable in the marketplace.

Level 3 — Unobservable inputs which are supported by little or no market activity.

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

There were no transfers between fair value measurement levels during fiscal year 2012. The following table presents our assets and liabilities that were measured at fair value on a recurring basis as of October 31, 2012 and 2011, and their classification within the fair value hierarchy (in thousands):

	October 31, 2012
	Carrying Value	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Current assets:
Cash and cash equivalents
Money market funds (1)	$69,743	$69,743	$—	$—

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prepaid expenses and other current assets
Marketable equity investment (2)	2,471	2,471	—	—
Equity warrants (3)	196	—	196	—
Foreign exchange forward contracts not designated as cash flow hedges (4)	161	—	161	—
Total assets measured and recorded at fair value	$72,571	$72,214	$357	$—

Liabilities
Current liabilities:
Accruals and other current liabilities
Acquisition related earn-out payables (5)	$6,131	$—	$—	$6,131
Interest rate swaps designated as cash flow hedges (6)	2,451	—	2,451	—
Foreign exchange forward contracts not designated as cash flow hedges (4)	291	—	291	—

Other long-term liabilities
Acquisition related earn-out payables (5)	2,832	—	—	2,832
Interest rate swaps designated as cash flow hedges (6)	2,168	—	2,168	—
Total liabilities measured and recorded at fair value	$13,873	$—	$4,910	$8,963

	October 31, 2011
	Carrying Value	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Current assets:
Cash and cash equivalents
Money market funds (1)	$186,530	$186,530	$—	$—
Prepaid expenses and other current assets
Marketable equity investment (2)	5,450	5,450	—	—
Equity warrants (3)	682	—	682	—
Foreign exchange forward contracts not designated as cash flow hedges (4)	58	—	58	—
Total assets measured and recorded at fair value	$192,720	$191,980	$740	$—

Liabilities
Current liabilities:
Accruals and other current liabilities
Acquisition related earn-out payables (5)	$3,603	$—	$—	$3,603
Foreign exchange forward contracts not designated as cash flow hedges (4)	314	—	314	—
Other long-term liabilities
Acquisition related earn-out payables (5)	3,125	—	—	3,125
Total liabilities measured and recorded at fair value	$7,042	$—	$314	$6,728

1.	Money market funds are classified as Level 1 because we determine the fair value of the funds using quoted market prices in markets that are active.

2.	The marketable equity investment is classified as Level 1 because we determine the fair value using quoted market prices in markets that are active.

3.
The equity warrants are classified as Level 2 because we determine the fair value using the Black-Scholes-Merton valuation model considering quoted market prices for the underlying shares, the treasury risk free interest rate, historic volatility and the remaining contractual term of the warrant.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	The foreign exchange forward contracts are classified as Level 2 because we determine the fair value using quoted market prices and other observable data for similar instruments in an active market.

5.
The acquisition related earn-out payables are classified as Level 3 because we use a probability-weighted expected payout model to determine the expected payout and an appropriate discount rate to calculate the fair value. The key assumptions in applying the approach are the internally forecasted sales, contributions, and other performance measures for the acquired businesses, the probability of achieving the sales, contribution, and other performance targets and an appropriate discount rate. Significant increases in the probability of achieving sales, contribution, and other performance targets in isolation would result in a significantly higher fair value measurement while significant decreases in the probability of success in isolation would result in a significantly lower fair value measurement. Similarly, significant increases in the discount rate in isolation would result in a significantly lower fair value measurement while significant decreases in the discount rate in isolation would result in a significantly higher fair value measurement. We evaluate changes in each of the assumptions used to calculate fair values of our earn-out payable at the end of each period.

6.
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

Fair Value of Acquisition-Related Earn-out Payables

The following table presents a reconciliation for our earn-out payables measured and recorded at fair value on a recurring basis, using Level 3 significant unobservable inputs (in thousands):

	Years Ended October 31,
	2012	2011
Balance at beginning of period	$6,728	$2,960
Additions related to current period business acquisitions	24,149	7,334
Changes in estimates, included in Other income (expense), net	407	(2,443)
Interest expense	1,079	120
Foreign currency adjustments	141	(743)
Payments	(23,541)	(500)
Balance at end of period	$8,963	$6,728
Less: current portion	6,131	3,603
Non-current portion	$2,832	$3,125

As of October 31, 2012, the total gross earn-out payable, if all the financial performance targets were met as of October 31, 2012, would have been $27.5 million.

Fair Value of Other Financial Instruments

Other financial instruments consisted principally of cash, accounts receivable, accounts payable and long-term debt. The estimated fair value of cash, accounts receivable, and accounts payable approximates their carrying value. The estimated fair value of our Term A loan, Term B loan, and Revolving loan approximates the carrying value because the interest rate on such debt adjusts to market rates on a periodic basis. The senior convertible notes, which were carried at cost and were repaid in full at maturity on June 15, 2012, had a fair value of $304.6 million as of October 31, 2011, based on the closing trading price of our common stock on October 31, 2011.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9. Goodwill and Purchased Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	Years Ended October 31,
	2012	2011
Balance at beginning of period	$561,414	$169,322
Additions related to business combinations	631,470	392,723
Adjustment related to prior fiscal year acquisition	1,632	622
Currency translation adjustments	(15,135)	(1,253)
Balance at end of period	$1,179,381	$561,414

As of both October 31, 2012 and 2011, the accumulated impairment losses included in total goodwill were $372.4 million for our International segment and $65.5 million for our North America segment, excluding impacts of foreign currency fluctuations.

Goodwill is not amortized. We review goodwill for impairment annually, and whenever events or changes in circumstances indicate its carrying amount may not be recoverable. Our fiscal year 2012, 2011 and 2010 annual tests for goodwill impairment did not result in any impairment charges. We performed our fiscal year 2012 annual test for impairment as of August 1, 2012. For fiscal year 2012, we compared the carrying amount of each of our five reporting units to their estimated fair value, and determined that the estimated fair value of each reporting unit exceeded its carrying amount by at least 25%.

Purchased Intangible Assets

Purchased intangible assets consisted of the following (in thousands):

	October 31, 2012			October 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$686,773	$(95,284)	$591,489	$185,872	$(16,615)	$169,257
Developed and core technology	173,545	(46,618)	126,927	187,193	(114,112)	73,081
In-process research and development	—	—	—	19,021	—	19,021
Trade name	17,707	(4,259)	13,448	2,692	(897)	1,795
Other	4,214	(1,270)	2,944	3,031	(2,418)	613
	$882,239	$(147,431)	$734,808	$397,809	$(134,042)	$263,767

We periodically evaluate whether changes have occurred that would require revision of the remaining useful life of our purchased intangible assets or render them not recoverable. If such circumstances arise, we use an estimate of the undiscounted value of expected future operating cash flows to determine whether the carrying amount of our purchased intangible assets has been impaired. There were no impairment charges in fiscal years ended October 31, 2012, 2011 and 2010.

When intangible assets reach the end of their useful lives, we offset the gross cost and accumulated amortization. During fiscal year 2012, intangible assets in the amount of $110.3 million, including $102.7 million related to developed and core technology, $0.3 million related to customer relationship, $0.4 million related to trade names and $6.9 million related to other intangibles, were netted. During fiscal year 2011, intangible assets in the amount of $78.5 million, including $6.6 million related to developed and core technology and $71.9 million related to customer relationships, were netted.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization of purchased intangible assets for the fiscal years ended October 31, 2012, 2011 and 2010 was allocated as follows (in thousands):

	Years Ended October 31,
	2012	2011	2010
Included in cost of net revenues	$40,468	$19,158	$21,267
Included in operating expenses	83,795	14,829	14,624
	$124,263	$33,987	$35,891

Total future amortization expense for purchased intangible assets that have finite lives, based on our existing intangible assets and their current estimated useful lives as of October 31, 2012, is estimated as follows (in thousands):

Years Ending October 31:	Cost of Net Revenues	Operating Expenses	Total
2013	$43,577	$91,591	$135,168
2014	42,737	90,980	133,717
2015	22,332	89,711	112,043
2016	14,617	85,108	99,725
2017	2,186	59,143	61,329
Thereafter	109	192,717	192,826
	$125,558	$609,250	$734,808

Note 10.  Investment in Equity Securities

On February 9, 2010, we invested in Trunkbow (Trunkbow International Holdings Ltd.), a Jinan, People's Republic of China-based mobile payments and value-added service applications company. We paid $5.0 million for 2.5 million shares of common stock and 0.5 million common stock warrants. The warrants have a strike price of $2.00 per share and are exercisable anytime up to 5 years from the closing date. The investment was originally accounted for using the cost method and reflected in Other assets in our Consolidated Balance Sheets. The allocated costs of the shares and warrants were approximately $4.7 million and $0.3 million.

On February 3, 2011, Trunkbow's shares began trading on the NASDAQ Global Market. As a result, our investment in Trunkbow shares became marketable and we reclassified this investment as available-for-sale. Accordingly, our investment in the Trunkbow shares is recorded at fair value, which is the quoted market price of the shares. Unrealized gains or unrealized losses on the shares judged to be temporary are included in Accumulated other comprehensive income, a component of Stockholders' equity. Realized gains or losses on the sale of available-for-sale securities, which will be calculated based on the specific identification method, and declines in value below cost judged to be other-than-temporary, if any, will be recorded in Other income (expense), net as incurred.

Trunkbow Shares: The fair value of our Trunkbow shares as of October 31, 2012 and 2011 was estimated at $2.5 million and $5.5 million. The $1.9 million net unrealized loss as of October 31, 2012 was judged to be other-than-temporary, based on the sustained decline in the stock market price, and was recorded as Other income (expense), net, in our fiscal year 2012 Consolidated Statements of Operations. During the fiscal year 2011, we recorded a $0.8 million net unrealized gain in Accumulated other comprehensive income. In fiscal year 2012, we sold 0.2 million Trunkbow shares and recognized a $0.1 million loss on the sale.

Trunkbow Warrants: The Trunkbow warrants are considered derivatives and are recorded at fair value. We estimate the fair value of the warrants using the Black-Scholes-Merton valuation model. The changes in fair value are recorded as Other income (expense), net, in our Consolidated Statements of Operations. The fair value of our Trunkbow warrants as of October 31, 2012 and 2011 was estimated at $0.2 million and $0.7 million. We recognized a $0.5 million mark-to-market loss and $0.4 million mark-to-market gain as Other income (expense), net for the fiscal years ended October 31, 2012 and 2011 in our Consolidated Statement of Operations.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the fiscal year ended October 31, 2010, we recorded a $1.9 million loss on equity investment as a result of our acquisition of Semtek (Semtek Innovations Solutions Corporation). The loss represented the difference between the fair value of our initial investment in Semtek at the date of acquisition and the cost of such investment.

Note 11. Derivative Financial Instruments

We use derivative financial instruments, primarily forward contracts and swaps, to manage our exposure to foreign currency exchange rate and interest rate risks. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates and interest rates.

Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. However, we do seek to mitigate such risks by limiting our counterparties to major financial institutions. We do not expect losses as a result of defaults by counterparties. We use derivative financial instruments to hedge or mitigate commercial risk, and our board of directors has approved the Company's qualification for and election of the Commodity Futures Trading Commission's End User Exception to the mandatory requirement under the Dodd-Frank Wall Street Reform and Consumer Protection Act to clear derivative transactions through a registered derivatives clearing organization. We do not use derivative financial instruments for speculative or trading purposes, nor do we hold or issue leveraged derivative financial instruments.

We recognize the fair value of our outstanding derivative financial instruments at the end of each reporting period as either assets or liabilities on our Consolidated Balance Sheets. See Note 8, Fair Value Measurements, for a presentation of the fair value of our outstanding derivative instruments as of October 31, 2012 and 2011.

The following tables present the amounts of gains and losses on our derivative instruments for fiscal years 2012 and 2011 (in thousands):

	Year Ended October 31, 2012
	Net amount of gain (loss) deferred as a component of accumulated other comprehensive loss	Amount of gain (loss) reclassified from accumulated other comprehensive loss into income	Amount of gain (loss) recognized in income immediately
Derivatives designated as hedging instruments:
Interest rate swap agreements (1)	$(4,619)	$(1,414)	$—
Foreign exchange forward contracts (2)	—	50	(238)
	(4,619)	(1,364)	(238)

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts (3)	—	—	443
Equity warrants (3)	—	—	(486)
	—	—	(43)
	$(4,619)	$(1,364)	$(281)

	Year ended October 31, 2011
	Net amount of gain (loss) deferred as a component of accumulated other comprehensive loss	Amount of gain (loss) reclassified from accumulated other comprehensive loss into income	Amount of gain (loss) recognized in income immediately
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts (3)	$—	$—	$500
Equity warrants (3)	—	—	382
	$—	$—	$882

(1)	The effective portion of gains or losses on interest rate swap agreements designated as hedging instruments is recognized in Interest expense on our Consolidated Statements of Operations.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)
The effective portion of gains or losses on foreign exchange forward contracts designated as hedging instruments is recognized in Cost of net revenues on our Consolidated Statements of Operations. The ineffective portion of gains or losses on foreign exchange forward contracts designated as hedging instruments is recognized in Other income (expense), net on our Consolidated Statements of Operations.

(3)
Gains or losses on foreign exchange forward contracts not designated as hedging instruments and on equity warrants are recognized in Other income (expense), net on our Consolidated Statements of Operations.

Interest Rate Swap Agreements Designated as Cash Flow Hedges

We use interest rate swap agreements to hedge the variability in cash flows related to interest rate payments. On March 23, 2012, we entered into a number of interest rate swap agreements to effectively convert $500.0 million of the Term A loan from a floating rate to a 0.71% fixed rate plus applicable margin. The interest rate swaps qualify for hedge accounting treatment as cash flow hedges. The interest rate swaps are effective for the period from March 30, 2012 to March 31, 2015, or 36 months. The notional amounts of interest rate swap agreements outstanding as of October 31, 2012 were $500.0 million. There were no interest rate swap agreements outstanding as of October 31, 2011.

Foreign Exchange Forward Contracts Designated as Cash Flow Hedges

From time to time, we enter into foreign exchange forward contracts to hedge against our exposure to changes in foreign exchange rates related to certain of our anticipated sales or purchases denominated in foreign currencies. There were no foreign exchange forward contracts designated as cash flow hedges outstanding as of October 31, 2012 and 2011.

Foreign Exchange Forward Contracts Not Designated as Hedging Instruments

We primarily utilize foreign exchange forward contracts to offset the risks associated with certain of our foreign currency balance sheet exposures. The foreign exchange forward contracts are arranged and maintained so as to yield gains or losses to offset changes in foreign currency denominated assets or liabilities due to movements in foreign exchange rates, in an attempt to mitigate the volatility associated with foreign currency transaction gains or losses. Our foreign currency exposures are predominantly inter-company receivables and payables arising from product sales from one of our entities to another. Our foreign exchange forward contracts generally mature within 90 days. We do not use these foreign exchange forward contracts for trading purposes. The notional amounts of such contracts outstanding as of October 31, 2012 and 2011 were $188.3 million and $87.3 million.

Equity Warrants

As described in Note 10, Investment in Equity Securities, we hold warrants to purchase 0.5 million shares of Trunkbow common stock. These warrants are derivative financial instruments, and are reported at fair value.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12. Financings

Borrowings under our financing arrangements as of October 31, 2012 and 2011 consisted of the following (in thousands):

	October 31,
	2012	2011
2011 Credit Agreement
Term A loan	$993,557	$—
Term B loan	99,763	—
Revolving loan	210,000	—
2006 Credit Agreement - Term B loan	—	216,250
Senior convertible notes	—	266,981
Point overdraft facility	2,340	—
Other	1,957	580
Total borrowings	1,307,617	483,811
Less: current portion	(54,916)	(272,055)
Long-term portion	$1,252,701	$211,756

2011 Credit Agreement

On December 28, 2011, the Effective Date, VeriFone, Inc. entered into the 2011 Credit Agreement, which initially consisted of a $918.5 million Term A loan, $231.5 million Term B loan, and $350.0 million Revolving loan, of which $300.0 million was initially funded. On October 15, 2012, VeriFone, Inc. entered into an Additional Credit Extension Amendment to the 2011 Credit Agreement consisting of $109.5 million add-on Term A loans and $75.5 million add-on revolving commitment increase.

As of October 31, 2012, our outstanding borrowings under the 2011 Credit Agreement consisted of $993.6 million Term A loan, $99.8 million Term B loan and $425.5 million Revolving loan, of which $210.0 million was drawn and outstanding.

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

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

•
Pursuant to a Guaranty dated as of December 28, 2011, among certain wholly-owned domestic subsidiaries of VeriFone, Inc. identified therein as the Guarantors, obligations under the 2011 Credit Agreement are guaranteed by the Guarantors. Pursuant to Collateral Agreements (a Security Agreement and a Pledge Agreement, each dated as of December 28, 2011) among VeriFone, Inc. and the Guarantors on the one hand and JPMorgan, as collateral agent, on the other hand, obligations under the 2011 Credit Agreement, and the guarantees of such obligations are also secured by a first priority lien and security interest, subject to customary exceptions, in certain assets of VeriFone, Inc. and the Guarantors and equity interests owned by VeriFone, Inc. and the Guarantors in certain of their respective domestic and foreign subsidiaries (limited, in the case of foreign subsidiaries, to 65% of the voting stock of such subsidiaries). Certain equity interests owned by existing and subsequently acquired subsidiaries may also be pledged in the future. Other existing and subsequently acquired or newly-formed domestic subsidiaries of VeriFone, Inc. and the Guarantors, may become Guarantors in the future.

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

On December 28, 2011, we utilized a portion of the proceeds from the 2011 Credit Agreement to repay in full, prior to maturity, all of our previously outstanding loans, together with accrued interest and all other amounts due in connection with such repayment, under the credit agreement entered into on October 31, 2006. The amount of this repayment totaled $216.8 million and following such repayment this credit agreement was terminated. No penalties were due in connection with such repayments. In connection with this debt extinguishment we expensed $2.1 million of debt issuance costs.

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

In fiscal year 2012, we repaid $130.0 million of our Term B loan. Repayment of $128.5 million was deemed to be a debt extinguishment and as a result, we expensed $3.2 million of debt issuance costs related to the Term B loan.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

After execution of the Extension Amendment, we utilized the proceeds of the $109.5 million add-on Term A loans plus $1.3 million cash to repay $110.0 million of the outstanding Revolving loan and to pay additional debt issuance costs of $0.8 million.

We incurred $41.6 million of issuance costs in connection with the 2011 Credit Agreement and $0.8 million of issuance costs in connection with the Extension Agreement. These costs were capitalized in Other assets on our Consolidated Balance Sheets and are being amortized to interest expense using the effective interest method over the term of the credit facilities, which is 5 or 7 years.

As of October 31, 2012, VeriFone has elected the "Eurodollar Rate" margin option for our borrowings under the 2011 Credit Agreement. As such, the interest rate on the Term A and Revolving loan was 2.72%, which was one month LIBOR plus 2.50% margin, and the interest rate on the Term B loan was 4.25%, which was the higher of one month LIBOR or 1.00% plus 3.25% margin. The unused revolving loan facility's commitment fee was 0.375% and the amount available to draw under the Revolving loan was $215.5 million.

As of October 31, 2012, interest margins are 2.50% for the Term A loan and the Revolving loan, and 3.25% for the Term B loan.

We were in compliance with all financial covenants under the 2011 Credit Agreement as of October 31, 2012.

On March 23, 2012, we entered into a number of interest rate swap agreements to effectively convert $500.0 million of the Term A loan from a floating rate to a 0.71% fixed rate plus applicable margin. The interest rate swaps qualify for hedge accounting treatment as cash flow hedges. The interest rate swaps are effective for the period from March 30, 2012 to March 31, 2015 or 36 months.

Senior Convertible Notes

On June 22, 2007, we issued and sold $316.2 million aggregate principal amount of 1.375% senior convertible notes due June 15, 2012. The net proceeds from the offering, after deducting transaction costs, were approximately $307.9 million. We incurred approximately $8.3 million of debt issuance costs. The transaction costs, consisting of the initial purchasers' discounts and offering expenses, were primarily recorded in debt issuance costs, net and were amortized to interest expense using the effective interest method over five years.

These notes matured on June 15, 2012. Prior to June 15, 2012, we had repurchased and extinguished $38.9 million in aggregate principal amount of the outstanding notes. Holders of these notes had the right under certain conditions to convert their notes prior to maturity at any time on or after March 15, 2012. There were no such conversions of these notes. Upon maturity of the notes on June 15, 2012, we repaid the remaining principal amount of $277.3 million, together with accrued and unpaid interest of $4.0 million, in cash.

At October 31, 2011 the accounting amount of the equity component of the notes was $77.9 million, and the liability component was comprised of $277.3 million principal and $10.3 million unamortized debt discount, or $267.0 million net carrying amount.

During the term of the notes, we paid 1.375% interest per annum on the principal amount of the notes, semi-annually in arrears on June 15 and December 15 of each year, subject to increase in certain circumstances.

A summary of interest expense and interest rate on the liability component related to these notes for fiscal years 2012, 2011, and 2010 is as follows (in thousands, except percentages):

	Years Ended October 31,
	2012	2011	2010
Interest rate on the liability component	7.6%	7.6%	7.6%

Interest expense related to contractual interest coupon	$2,372	$3,812	$3,824
Interest expense related to amortization of debt discount	10,269	15,523	14,449
Total interest expense recognized	$12,641	$19,335	$18,273

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the offering of the senior convertible notes, we entered into note hedge transactions with certain Counterparties, affiliates of the initial purchasers, consisting of Lehman Brothers OTC Derivatives and JPMorgan Chase Bank, National Association, London Branch. These note hedge transactions served to reduce the potential dilution upon conversion of the outstanding notes in the event that the volume weighted average price of our common stock on each trading day of the relevant conversion period or other relevant valuation period for the senior convertible notes was greater than $44.02 per share. We terminated the note hedge transaction with Lehman Derivatives in June 2011. The note hedge transactions with the Counterparties other than Lehman Derivatives expired unused on June 15, 2012.

In addition, we sold warrants to the Counterparties whereby they have the option to purchase up to approximately 7.2 million shares of our common stock at a price of $62.356 per share. The warrants expire in equal amounts on each trading day from December 19, 2013 to February 3, 2014.

The costs incurred in connection with the note hedge transactions and the proceeds from the sale of the warrants are included as a net reduction in Additional paid-in capital in the accompanying Consolidated Balance Sheets as of October 31, 2012 and 2011.

Point Overdraft Facility

Our 51% majority owned subsidiary of Point, Babs Paylink AB, has an unsecured overdraft facility with Swedbank, the 49% stockholder of Babs Paylink AB, that terminates in December 2012 and is in the process of being renewed. The overdraft facility limit is SEK (Swedish Krona) 60.0 million (approximately $9.0 million at foreign exchange rates as of October 31, 2012). The interest rate is the bank's published rate plus a margin of 2.55%. At October 31, 2012, the interest rate was 3.9%. There is a 0.25% commitment fee payable annually in advance, and the overdraft facility is renewable annually on December 31. As of October 31, 2012, SEK 15.6 million (approximately $2.3 million at foreign exchange rates as of October 31, 2012) was outstanding and SEK 44.4 million (approximately $6.7 million at foreign exchange rates as of October 31, 2012) was available.

Other

In July 2011 we entered into an agreement with a bank in Mexico pursuant to which we jointly operate certain ATMs (automated teller machines) in Mexico. In connection with this agreement, we agreed to install and maintain these ATMs at third party locations and the bank agreed to provide interest-free cash funding for those ATMs. In connection with this agreement, we were required to provide an irrevocable standby letter of credit in favor of the bank to guarantee our performance under the agreement. During our fiscal quarter ended January 31, 2012, we deposited $2.0 million as collateral for this letter of credit, which is classified as restricted cash in Other assets on our Consolidated Balance Sheets as of October 31, 2012. The agreement renewed for a second one-year period on July 14, 2012 and will automatically renew for successive one year periods unless either party gives notice of its intent to cancel as required under the agreement.

Principal Payments

Principal payments due for financings over the next five years are as follows (in thousands):

Years Ending October 31:
2013	$55,440
2014	91,829
2015	103,841
2016	180,933
2017	780,540
Thereafter	95,034
$1,307,617

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13. Commitments and Contingencies

Commitments

We lease certain facilities under non-cancelable operating leases that contain free rent periods, leasehold improvement rebates or rent escalation clauses. Rent expense under these leases has been recorded on a straight-line basis over the lease term. We are committed to pay a portion of the related actual operating expenses under certain of these lease agreements. These operating expenses are not included in the table below. The difference between amounts paid and rent expense is recorded as deferred rent and the short-term and long-term portions are included in Accruals and other current liabilities and Other long-term liabilities in our Consolidated Balance Sheets. Additionally, we sublease certain of these facilities to third parties.

In connection with our taxi media businesses, we enter into operating lease arrangements for the right to place advertising in or on taxicabs. In general, these lease arrangements are non-cancelable for terms ranging from 3 to 10 years, require us to pay minimum lease amounts based on the type and locations of the advertising displays in or on the taxicabs and are subject to fee escalation clauses. Considering the advertising on operational taxicabs at October 31, 2012, we had total lease commitments of $113.1 million relating to such lease arrangements, which are included in the future minimum lease payments in the table below. This amount includes one significant lease with a total minimum commitment of $39.7 million as of October 31, 2012, based on the number of operational taxicabs as of that date. This lease has a 10 year term expiring October 31, 2021 and provides us, among other things, exclusive rights to place advertising on and in the taxicabs subject to the lease.

Future minimum lease payments and sublease rental income under these leases as of October 31, 2012, were as follows (in thousands):

Years Ending October 31:	Minimum Lease Payments	Sublease Rental Income	Net Minimum Lease Payments
2013	$44,866	$(335)	$44,531
2014	33,644	(332)	33,312
2015	25,976	(336)	25,640
2016	21,164	(259)	20,905
2017	19,264	—	19,264
Thereafter	36,486	—	36,486
Total	$181,400	$(1,262)	$180,138

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent expense for fiscal years 2012, 2011, and 2010 was as follows (in thousands):

	Years Ended October 31,
	2012	2011	2010
Rent expense for non-cancelable taxi operating leases	$27,868	$20,976	$12,290
Other rent expense	27,473	17,321	13,444
Total rent expense	$55,341	$38,297	$25,734

Manufacturing Agreements

We work on a purchase order basis with our primary electronic manufacturing services providers, which are located in China, Singapore, Malaysia, Brazil, Germany, Romania, and France, and component suppliers located throughout the world, to supply nearly all of our finished goods inventories, spare parts, and accessories. We generally provide each such supplier with a purchase order to cover the manufacturing requirements, which constitutes a binding commitment by us to purchase materials and finished goods produced by the manufacturer as specified in the purchase order. Most of these purchase orders are considered to be non-cancelable and are expected to be paid within one year of the issuance date. As of October 31, 2012, the amount of purchase commitments issued to contract manufacturers and component suppliers totaled approximately $134.7 million. Of this amount, $14.6 million has been recorded in Accruals and other current liabilities in the accompanying Consolidated Balance Sheets because these commitments are not expected to have future value to us.

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

Bank Guarantees

We have issued bank guarantees to certain of our customers and vendors as required in some countries to support certain of our performance obligations under our service or other agreements with these respective customers or vendors. As of October 31, 2012, the maximum amounts that may become payable under these guarantees was $5.8 million.

Contingencies

We evaluate the circumstances regarding outstanding and potential litigation and other contingencies on a quarterly basis to determine whether there is at least a reasonable possibility that a loss exists requiring accrual or disclosure, and if so, whether an estimate of the possible loss or range of loss can be made or whether such an estimate cannot be made. When a loss is probable and reasonably estimable, we accrue for such amount based on our estimate of the probable loss considering information available at the time. When a loss is reasonably possible, we disclose the estimated possible loss or range of loss in excess of amounts accrued. Except as otherwise disclosed below, we did not believe that loss is probable or that there was a reasonable possibility that a material loss may have been incurred with respect to the matters disclosed.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fire Loss

In July 2012 a fire occurred in one of our repair and staging facilities in Brazil. As of October 31, 2012, we have recorded an $8.3 million insurance receivable in Prepaid and other current assets in our Consolidated Balance Sheets, which represents the expected probable recoverable amounts for quantified losses. In November 2012, we received $4.8 million payment on the insurance receivable. Although final determination of the losses incurred and the actual insurance coverage under our policies are not yet complete, we expect our losses associated with this event to be substantially covered, and therefore we have recorded no net loss related to the fire during the fiscal year ended October 31, 2012. We do not expect this event to have a material impact on our results of operations or ongoing business operations.

Brazilian Tax Assessments

State Value Added Tax

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 received an unfavorable administrative decision on a tax enforcement action against it filed by the São Paulo State Revenue Department for collection of state sales taxes related to purported sales of software for the 1998 and 1999 tax years. In 2004 an appeal against this unfavorable administrative decision was filed in a judicial proceeding. The first level decision in the judicial proceeding was issued in our favor. The São Paulo State Revenue Department has filed an appeal of this decision and the proceeding is now pending second level decision. Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible that we may receive an unfavorable decision in this proceeding. The tax assessment including estimated interest through October 31, 2012 for this matter totals approximately 7.0 million Brazilian reais (approximately $3.5 million at foreign exchange rates as of October 31, 2012). As of October 31, 2012, we have not accrued for this matter.

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

In the Vitória tax assessment, the fines were reduced from 4.7 million Brazilian reais (approximately $2.3 million) to 1.5 million Brazilian reais (approximately $0.7 million) on a first level administrative decision on January 26, 2007. Both the tax authorities and the Company filed appeals of the first level administrative decision. In this appeal, we argued that the tax authorities did not have enough evidence to determine that the import transactions were indeed fraudulent and that, even if there were some irregularities in such importations, they could not be deemed to be our responsibility since all the transactions were performed by the third-party importer of the goods. On June 30, 2010, the Taxpayers Administrative Council of Tax Appeals decided to reinstate the original claim amount of 4.7 million Brazilian reais (approximately $2.3 million) against us. A formal ruling on the decision of the Taxpayers Administrative Council of Tax Appeals has not yet been issued. In addition, the federal attorney in this proceeding has filed a motion to clarify, which is also pending a decision. Once a formal ruling is issued by the Taxpayers Administrative Council of Tax Appeals, we will decide whether or not to appeal to the judicial level. Based on our current understanding of the underlying facts of this matter, we believe that it is probable that our Brazilian subsidiary will be required to pay some amount of fines. Accordingly, at October 31, 2012, we have accrued 4.7 million Brazilian reais (approximately $2.3 million) for this matter, plus approximately 3.3 million Brazilian reais (approximately $1.6 million) for estimated interest.

On July 12, 2007, we were notified of a first level administrative decision rendered in the São Paulo tax assessment, which maintained the total fine of 20.2 million Brazilian reais (approximately $10.0 million) as imposed. On August 10, 2007, we appealed the first level administrative decision to the Taxpayers Council. A hearing was held on August 12, 2008 before the Taxpayers Council, and on October 14, 2008, the Taxpayers Council granted our appeal and dismissed the São Paulo assessment based upon the assessment being erroneously calculated on the value of the sale of the products in question to end customers in the local market rather than on the declared importation value of such products. We were subsequently notified of the Taxpayers Council's decision and the case was dismissed on May 19, 2009. In August 2009, the Brazilian tax authorities requested additional materials from us. In October 2009, we received a revised assessment in this matter of 1.9 million Brazilian reais (approximately $0.9 million). On May 20, 2010, we were notified of a first level administrative decision canceling the revised tax assessment.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

This decision is currently pending second level administrative review. The administrative proceeding for judgment before the Administrative Council of Tax Appeals was originally scheduled for May 24, 2012, but has been postponed pending personal inspection of the records at the request of one of the council members. At October 31, 2012, we have accrued 1.6 million Brazilian reais (approximately $0.8 million) for this matter.

On January 18, 2008, we were notified of a first level administrative decision rendered in the Itajai assessment, which maintained the total fine of 2.0 million Brazilian reais (approximately $1.0 million) as imposed, excluding interest. On May 27, 2008, we appealed the first level administrative decision to the Taxpayers Council. This matter is currently pending second level decision. Based on our current understanding of the underlying facts of this matter, we believe that it is probable that our Brazilian subsidiary will be required to pay some amount of fines. Accordingly, at October 31, 2012, we have accrued 2.0 million Brazilian reais (approximately $1.0 million) for this matter, plus approximately 1.8 million Brazilian reais (approximately $0.9 million) for estimated interest.

Municipality Tax on Services Assessment

In December 2009, one of the Brazilian subsidiaries that was acquired as part of the Lipman acquisition was notified of a tax assessment regarding alleged nonpayment of tax on services rendered for the period from September 2004 to December 2004. This assessment was issued by the municipality of São Paulo (the “municipality”), and asserts a services tax deficiency and related penalties totaling 0.9 million Brazilian reais (approximately $0.4 million), excluding interest. The municipality claims that the Brazilian subsidiary rendered certain services within the municipality of São Paulo but simulated that those services were rendered in another city. At the end of December 2010 the municipality issued further tax assessments alleging the same claims for 2005 through June 2007. These additional subsequent claims assert services tax deficiencies and related penalties totaling 5.9 million Brazilian reais (approximately $2.9 million), excluding interest. We received unfavorable decisions from the administrative courts, which ruled to maintain the tax assessments for each of these matters. No further grounds of appeal are available to us for these assessments within the administrative courts. In October 2012, as a result of the decision at the administrative level, the tax authorities filed an enforcement action in the civil courts to collect on the services tax assessments amounts awarded by the administrative court, and seeking other related costs and fees. We are currently preparing our defense to appeal these tax assessments at the judicial level in the civil courts. Our defensive claims will be filed in response to the tax authorities' enforcement action. Based on our understanding of the underlying facts of this matter and our evaluation of the potential outcome at the judicial level, we believe it is reasonably possible that our Brazilian subsidiary will be required to pay some amount of the alleged tax assessments and penalties, as well as amounts of interest and certain costs and fees imposed by the court, related to these matters.

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 received an unfavorable administrative decision on a tax enforcement action against it filed by the municipality of Curitiba for collection of alleged services tax deficiency. An appeal against this unfavorable administrative decision was filed in a judicial proceeding and currently the case is pending the municipality of Curitiba's compliance with the writ of summons. As of October 31, 2012, the underlying assessment, including estimated interest, was approximately 6.0 million Brazilian reais (approximately $2.9 million). Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible that we may receive an unfavorable decision in this proceeding. As of October 31, 2012, we have not accrued for this matter.

Brazilian Federal Tax Assessments

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 is the subject of outstanding tax assessments by the federal tax authorities alleging unpaid IRPJ, CSL, COFINS and PIS taxes from 2002 and 2003. Three of the four claims for the 2002 assessments were previously settled prior to our acquisition of Hypercom. The first level administrative court issued an unfavorable decision for the remaining claim related to the 2002 tax assessments, which we have appealed to the Administrative Tax Appeals Council. This claim is currently pending judgment by the Administrative Tax Appeals Council. We received a partially favorable ruling with respect to the 2003 tax assessments. Our appeal of the partial unfavorable ruling for the 2003 assessments is currently pending decision in the civil courts. Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible we may receive an unfavorable decision related to these proceedings. The outstanding tax assessments for these proceedings total 10.8 million Brazilian reais (approximately $5.3 million), including estimated penalties and interest.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Following the jury's verdict, we determined that it is probable we will incur a loss on this litigation based on the jury's verdict and current status of the litigation proceedings. As a result, we have accrued an estimated loss through October 31, 2012, including estimated pre-judgment interest and potential ongoing royalties, totaling $19.0 million as of October 31, 2012 related to this ongoing litigation. Our estimate of pre-judgment interest applies a rate of 4.12% which represents the seven year Treasury rate as of August 23, 2005, the date of the relevant hypothetical negotiation of the underlying claims.

A judgment has not yet been entered in this case, and we and Cardsoft have filed our post-verdict briefings with the District Court. We filed our motions for judgment as a matter of law to overturn the jury's verdict and motions for a new trial. Cardsoft filed a motion for permanent injunction or in the alternative for a future royalty of $8 per unit on our future U.S. sales of the accused products through the March 16, 2018 expiration date of the patents. Cardsoft also filed a motion seeking pre-judgment interest at a rate of 5%. The District Court is expected to rule on these matters before it enters judgment. We believe that there is a remote chance of the District Court granting an injunction under relevant U.S. Supreme Court case law. We cannot at this time estimate the per unit future royalty that the District Court will order in its final judgment, but it is probable the court will order a future royalty of at least $3 per unit based on the jury's verdict. In addition, based on our discussions with our litigation counsel for this matter, it is possible the court may order a future royalty that is higher than the per unit royalty awarded by the jury for future sales of the products determined by the jury to be infringing. Given that an ongoing royalty is probable and estimable, effective in our fiscal quarter ended July 31, 2012, when the jury verdict was issued, we accrued $3 per unit to cost of net revenues for potential ongoing royalties. During the fiscal quarter ended October 31, 2012, we completed redesigns of the terminals subject to the jury's verdict specifically to address the Cardsoft allegations, and implemented such redesign in the U.S. We obtained the legal opinion of independent intellectual property counsel that our terminals, as redesigned, do not infringe the Cardsoft patents-in-suit, taking into account the claim construction of the District Court in the Cardsoft action. Accordingly, although the question of whether our products, as redesigned, infringe the Cardsoft patents-in-suit is subject to determination by a court, whether the District Court in the underlying trial or another court, we concluded based on the procedures taken and legal reviews obtained, that it is not probable that an ongoing royalty based on the jury's verdict applies to our terminals as redesigned, and ceased accruing an ongoing royalty on the basis for our implementation of the redesigns.

As noted above, Cardsoft has filed a motion claiming royalties on our future U.S. sales of the accused products at a royalty rate higher than the rate awarded by the jury and prejudgment interest at a rate higher than used in our estimates. In addition to the higher royalty rate and higher rate of prejudgment interest sought by Cardsoft, it is possible that, notwithstanding the jury's finding of no willful infringement, Cardsoft may seek to recover its attorneys' fees or other amounts in this lawsuit or may appeal the finding of non-willful infringement. Any damages award that is maintained after appeal would be additionally subject to post-judgment interest. We intend to vigorously pursue our appeal of any unfavorable judgment issued by the District Court as a result of the jury's verdict and to defend any further claims related to this litigation. At this time we are unable to estimate the range of additional loss exceeding amounts already recognized, if any, related to any further amounts Cardsoft may seek and the District Court may award in post-trial motions. Unfavorable rulings on such motions could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Swipe Innovations, LLC v. VeriFone, Inc. and VeriFone Systems, Inc., Hypercom Corporation, et al.

On August 8, 2012, Swipe Innovations, LLC (“Swipe”) commenced actions in the United States District Court for the Eastern District of Texas, Lufkin Division, against us and Hypercom among others, alleging infringement of U.S. Patent No. 5,351,296, issued September 27, 1994, titled "Financial Transmission System" purportedly owned by Swipe. The complaint did not specify the allegedly infringing products but sought to assert infringement against payment terminal products and/or systems including at least products and/or systems with encrypting pin pads. On November 9, 2012, without admitting any infringement, wrongdoing or violation of law and to avoid the distraction and expense of continued litigation, we settled the litigation with Swipe. Pursuant to the settlement agreement all asserted claims against us (including the claims made against the Hypercom products) will be dismissed in exchange for a cash settlement. The settlement amount is not material to our results of operation and has been recorded in our results of operations for the fiscal year ended October 31, 2012.

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

Beginning on December 13, 2007, several actions were also filed against certain current and former directors and officers derivatively on our behalf. These derivative lawsuits were filed in: (1) the U.S. District Court for the Northern District of California, as In re VeriFone Holdings, Inc. Shareholder Derivative Litigation, Lead Case No. C 07-6347 MHP, which consolidates King v. Bergeron, et al. (Case No. 07-CV-6347), Hilborn v. VeriFone Holdings, Inc., et al. (Case No. 08-CV-1132), Patel v. Bergeron, et al. (Case No. 08-CV-1133), and Lemmond, et al. v. VeriFone Holdings, Inc., et al. (Case No. 08-CV-1301); and (2) California Superior Court, Santa Clara County, as In re VeriFone Holdings, Inc. Derivative Litigation, Lead Case No. 1-07-CV-100980, which consolidates Catholic Medical Mission Board v. Bergeron, et al. (Case No. 1-07-CV-100980) and Carpel v. Bergeron, et al. (Case No. 1-07-CV-101449). We prevailed in our motion to dismiss the federal derivative claims before the U.S. District Court for the Northern District of California and, on November 28, 2011, in ruling on lead plaintiff's appeal against the district court's judgment dismissing plaintiffs' derivative claims, the Ninth Circuit issued judgment affirming the dismissal of lead plaintiff's complaint against us. Lead plaintiff did not appeal the Ninth Circuit's judgment and the federal derivative action is now closed.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 9, 2009, lead plaintiff in the federal derivative action made a demand to inspect certain of our books and records. On December 12, 2011, the Delaware Chancery Court entered an order dismissing the action by stipulation of the parties in light of the Ninth Circuit's November 28, 2011 order affirming the dismissal of the federal derivative action.

On October 31, 2008, the state derivative plaintiffs filed their consolidated derivative complaint in California Superior Court for the County of Santa Clara naming us as a nominal defendant and bringing claims for insider selling, breach of fiduciary duty, unjust enrichment, waste of corporate assets and aiding and abetting breach of fiduciary duty against certain of our current and former officers and directors and our largest stockholder as of October 31, 2008, GTCR Golder Rauner LLC. In November 2008, we filed a motion to stay the state court action pending resolution of the parallel federal actions, and the parties have agreed by stipulation to delay briefing on the motion to stay until after the issue of demand futility is resolved in the federal derivative case. On June 2, 2011, the court entered a stipulated order requiring the parties to submit a case status report on August 1, 2011 and periodically thereafter. The parties submitted status reports to the court through December 3, 2012 as requested by the court, and have also begun to meet and confer regarding next steps in the state derivative action in light of the final dismissal of the federal derivative action. The next status report is due February 1, 2013.

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

On November 13, 2011, plaintiff filed an amended application for leave to appeal addressing the District Court's ruling. VeriFone filed an amended response on December 28, 2011. On January 1, 2012, the Supreme Court ordered consideration of the application by three justices. On July 2, 2012, the Supreme Court ordered VeriFone to file an updated notice on the status of the proceedings in the U.S. securities class action pending in the U.S. Court of Appeals for the Ninth Circuit by October 1, 2012. On October 11, 2012, VeriFone filed an updated status notice in the Supreme Court on the proceedings in the U.S. securities class action pending in the U.S. Court of Appeals for the Ninth Circuit.

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

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation Related to Acquisition of Hypercom

In connection with the announcement of our merger with Hypercom, several purported class action lawsuits were filed in Arizona and Delaware state courts alleging variously, among other things, that the board of directors of Hypercom breached its fiduciary duties in not securing a higher price in the merger and that VeriFone, Hypercom, FP Hypercom Holdco, LLC and Francisco Partners II, L.P. aided and abetted that alleged breach. The actions seek injunctive relief and unspecified damages. An agreement was reached between the parties to resolve the litigation, subject to court approval, based on confirmatory discovery, enhanced public disclosures, and, reimbursement by Hypercom of a portion of the plaintiffs' attorneys' fees in an amount that is not material to our results of operations. In November 2012, the court approved the terms of the settlement as agreed between the parties.

On May 30, 2012, we were notified by the Spanish competition authority (La Comisión Nacional de la Competencia, or "CNC") that CNC intends to formally review our completion of our merger with Hypercom for alleged non-compliance with notification requirements under Spanish merger control law. On October 24, 2012, the CNC issued a decision in which it imposed a fine on us for non-compliance with the notification requirements, payable before December 5, 2012. Although the decision is appealable, we intend to pay the fine imposed by the CNC in order to resolve this matter and to avoid the distraction and expense of continued litigation. The amount of the fine is not material to our results of operation and has been recorded in our results of operations for the fiscal year ended October 31, 2012.

Other Litigation

After termination of their services, several former contractors of one of our Brazilian subsidiaries filed individual lawsuits in the Labor Court of Sao Paulo against the subsidiary alleging an employer-employee relationship and wrongful termination, and claiming, among other damages, statutorily-imposed salaries, vacations, severance and bonus amounts, social contributions and penalties and moral damages. In October 2012, we received a partially unfavorable judgment for one of these lawsuits, with the court ruling that an employer-employee relationship existed. Both we and the plaintiff have appealed this first level administrative ruling. In October 2012, without admitting any wrongdoing or violation of law, we settled one of these lawsuits for a cash payment. The amount of this settlement is not material to our results of operations and has been recorded in our results of operations for the fiscal year ended October 31, 2012. While the plaintiffs in these proceedings have made similar allegations, some of these lawsuits are in the earlier stage of proceedings with some not having reached the discovery stage. Our evaluation of these proceedings with Brazilian labor counsel is ongoing, and we intend to vigorously defend these actions. Based on our review and understanding of the available facts and circumstances related to these matters and applicable Brazilian labor laws, we believe that it is probable that we may not prevail as to one or more of these claims against us. As of October 31, 2012, we have accrued 3.2 million Brazilian reais (approximately $1.6 million), including estimated accrued interest, in Sales and marketing operating expenses, based on our current assessment of these matters.

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

Income Tax Uncertainties

As of October 31, 2012, the amount payable of our unrecognized tax benefits was $44.0 million, including accrued interest and penalties, of which none is expected to be paid within one year. We are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. We believe that it is reasonably possible that there could be a reduction in unrecognized tax benefits due to statute of limitations expirations in multiple tax jurisdictions during the next 12 months that is not material.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14. Stockholders’ Equity

Common and Preferred Stock

We have 200.0 million shares of common stock authorized, at $0.01 per share par value. There were 107.9 million and $105.7 million shares of common stock outstanding as of October 31, 2012 and 2011.

We have 10.0 million authorized shares of preferred stock at $0.01 per share par value. As of October 31, 2012 and 2011, there were no shares of preferred stock outstanding.

We have 0.1 million shares of treasury stock as of October 31, 2012 and 2011.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following (in thousands):

	October 31,
	2012	2011
Foreign currency translation adjustments	$(28,057)	$(5,937)
Unrealized gain on marketable equity investment	—	750
Unrealized loss on derivatives designated as cash flow hedges, net of tax	(2,674)	—
Adjustments of pension plan obligations	(1,659)	(1,484)
Accumulated other comprehensive loss	$(32,390)	$(6,671)

Note 15. Segment and Geographic Information

Segment Information

We operate in two business segments: International and North America. International segment is defined as our operations in countries other than the U.S. and Canada, and North America segment is defined as our operations in the U.S. and Canada. We determined our operating segments based on the discrete financial information used by our Chief Executive Officer, who is our chief operating decision maker, to assess performance and allocate resources. Our reportable segments are the same as our operating segments.

Net revenues and operating income of each segment reflect net revenues and expenses that directly benefit only that segment. Examples of these segment expenses are: standard inventory costs of System solutions net revenues, costs of Services net revenues, distribution center costs, royalty expense and warranty expense.

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

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth net revenues and operating income (loss) for our segments (in thousands):

	Years Ended October 31,
	2012	2011	2010
Net revenues:
International	$1,353,419	$822,807	$560,664
North America	533,030	486,703	440,902
Corporate	(20,478)	(5,644)	(29)
Total net revenues	$1,865,971	$1,303,866	$1,001,537
Operating income (loss):
International	$381,319	$224,987	$136,881
North America	180,358	176,276	143,937
Corporate	(414,132)	(295,553)	(178,394)
Total operating income (loss)	$147,545	$105,710	$102,424

Our goodwill by segment was as follows (in thousands):

	October 31,
	2012	2011
International	$962,148	$398,855
North America	217,233	162,559
	$1,179,381	$561,414

Our total assets by segment, based on the location of the assets, were as follows (in thousands):

	October 31,
	2012	2011
International	$2,616,662	$1,362,402
North America	873,945	951,159
	$3,490,607	$2,313,561

Our depreciation and amortization expense for fixed assets by segment was as follows (in thousands):

	Years Ended October 31,
	2012	2011	2010
International	$32,058	$10,182	$8,364
North America	13,873	12,166	9,328
	$45,931	$22,348	$17,692

Geographic Information

Our net revenues by country with net revenues over 10% of total net revenues were as follows (in thousands):

	Years Ended October 31,
	2012	2011	2010
United States	$509,243	$460,491	$408,163
Brazil	211,543	175,922	126,819
Other countries	1,145,185	667,453	466,555
Total net revenues	$1,865,971	$1,303,866	$1,001,537

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net revenues, including corporate net revenues, are allocated to the geographic regions based on the shipping destination or service delivery location of customer orders.

Fixed assets, net by country, were as follows (in thousands):

	October 31,
	2012	2011
United States	$39,527	$37,900
United Kingdom	32,674	6,311
Sweden	16,523	30
Israel	12,510	11,484
Other countries	45,569	27,909
Fixed assets, net	$146,803	$83,634

Note 16. Related-Party Transactions

For the fiscal years ended October 31, 2012, 2011, and 2010, we recorded $12.3 million, $15.4 million, and $10.2 million of net revenues to certain companies of which members of our board of directors also serve on the boards of each such company. As of October 31, 2012 and 2011, we had outstanding accounts receivable balances of $3.7 million and $1.8 million related to the above net revenues. Transactions with suppliers related to employees and minority shareholders totaled $3.3 million, $2.6 million, and $0.3 million in fiscal years 2012, 2011, and 2010. Outstanding balances payable to suppliers related to employees and minority shareholders were not material as of October 31, 2012 and 2011.

Our 51% majority owned subsidiary of Point, Babs Paylink AB, has an unsecured overdraft facility with Swedbank, the 49% stockholder of Babs Paylink AB. As of October 31, 2012, SEK 15.6 million (approximately $2.3 million at foreign exchange rates as of October 31, 2012) was outstanding and SEK 44.4 million (approximately $6.7 million at foreign exchange rates as of October 31, 2012) was available. See Note 12, Financings, for further information on the Point Overdraft Facility. In addition, in the normal course of business, we have other immaterial transactions with Swedbank, which are included in the disclosures above.

Note 17. Subsequent Events

On December 17, 2012, we signed a sale and purchase agreement with ANZ Bank New Zealand Limited to acquire all the outstanding shares of EFTPOS New Zealand Limited (“EFTPOS”) for approximately NZD$70 million (approximately $59 million). Upon completion of the acquisition, EFTPOS will be a wholly-owned subsidiary of VeriFone and will hold the switching and terminal business of ANZ Bank in New Zealand.

Also, on December 17, 2012, we signed an asset sale and purchase agreement to acquire the business of Sektor Payments Limited for approximately $8 million. Sektor Payments Limited is our main distributor in New Zealand.

We expect to close these acquisitions concurrently in our second quarter of fiscal year 2013.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
Selected Quarterly Results of Operations (Unaudited)

The following selected quarterly data should be read in conjunction with our Consolidated Financial Statements and Notes and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K. This information has been derived from our unaudited consolidated financial statements that, in our opinion, reflect all recurring adjustments necessary to fairly present our financial information when read in conjunction with our Consolidated Financial Statements and Notes. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

The tables below sets forth selected unaudited financial data for each quarter for the last two fiscal years (in thousands, except for per share amounts):

	Year Ended October 31, 2012
	First Quarter (1)	Second Quarter (2)	Third Quarter	Fourth Quarter (3)

Net revenues	$419,524	$472,018	$489,050	$485,379
Gross profit	$156,638	$192,159	$207,507	$199,537
Operating income	$21,920	$18,084	$56,077	$51,464
Provision for (benefit from) income taxes	$(9,782)	$(4,598)	$2,313	$14,117
Consolidated net income (loss)	$(2,774)	$3,409	$37,779	$27,889
Net income (loss) attributable to VeriFone Systems, Inc. stockholders	$(3,124)	$3,477	$37,695	$26,985
Basic net income (loss) per share	$(0.03)	$0.03	$0.35	$0.25
Diluted net income (loss) per share	$(0.03)	$0.03	$0.34	$0.24

	Year ended October 31, 2011
	First Quarter	Second Quarter	Third Quarter (4)	Fourth Quarter(5)

Net revenues	$283,765	$292,446	$316,951	$410,704
Gross profit	$111,491	$122,585	$131,612	$126,062
Operating income (loss)	$35,211	$37,338	$40,749	$(7,588)
Provision for (benefit from) income taxes	$(2,456)	$3,086	$13,072	$(205,114)
Consolidated net income	$31,955	$25,338	$26,506	$198,897
Net income attributable to VeriFone Systems, Inc. stockholders	$32,031	$25,200	$26,347	$198,826
Basic net income per share	$0.37	$0.29	$0.29	$1.90
Diluted net income per share	$0.35	$0.27	$0.28	$1.84

(1)
In the first quarter of fiscal year 2012, we acquired Point in a share acquisition valued at $1,024.5 million, and other businesses and net assets at an aggregate purchase price of $75.0 million. Our Quarterly Results of Operations include the results of operations of these acquisitions from the dates of acquisition. In addition, during fiscal year 2012 we incurred approximately $42.0 million of transaction and integration costs related to our acquisitions, which reduced Operating income for the fiscal year. We also recorded a $22.5 million foreign currency loss related to the difference between the forward rate on contracts purchased to lock in the U.S. dollar equivalent purchase price for our Point acquisition, and the actual rate on the date of derivative settlement, partially offset by a $1.5 million gain on the currency we held from the date of the derivative settlement until the funds were transferred to purchase Point. These foreign currency transactions reduced Consolidated net income.

(2)
On March 23, 2012, we entered into a number of interest rate swap agreements to effectively convert $500.00 million of the Term Loan A from a floating rate to a 0.71% fixed rate plus applicable margin. The interest rate swaps qualify for hedge accounting treatment as cash flow hedges. The effective portion of gains or losses on the interest rate swap agreements is recognized as Interest expense, which impacts Consolidated net income. Also in the second quarter of fiscal year 2012, we recognized a patent litigation loss contingency expense of $17.6 million as a result of an unfavorable jury verdict in an ongoing patent infringement action, which reduced our Operating income.

(3)
In the fourth quarter of fiscal year 2012, we recognized a gain on reversal of pre-acquisition contingencies of $5.5 million plus released $3.3 million of associated accrued interest, which increased our Consolidated net income.

(4)
In the third quarter of fiscal year 2011, we recorded a $4.6 million gain in connection with a settlement agreement reached with Lehman Derivatives related to our 1.375% Senior Convertible Notes call options with Lehman Derivatives, which increased our Consolidated net income.

(5)
In the fourth quarter of fiscal year 2011, we acquired Hypercom Corporation for $644.6 million and our Quarterly Results of Operations include Hypercom's results of operations from the date of acquisition. In addition, we incurred approximately $32.8 million of transaction and integration costs related to our acquisitions during fiscal year 2011, which decreased our Operating income for the fiscal year. We also reduced our accrual related to claims against our Brazilian subsidiary by $5.2 million, as the statute of limitations expired on certain tax contingencies, which increased our Operating income. We reduced our deferred tax asset valuation allowance, resulting in a tax benefit of $210.5 million, because there was sufficient positive evidence of our ability to generate sufficient U.S. and foreign income in future fiscal years to recognize a portion of our deferred tax assets in the U.S. This transaction increased the Benefit from income taxes and our Consolidated net income.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with accountants on accounting and financial disclosure during the last three fiscal years.

ITEM 9A.	CONTROLS AND PROCEDURES
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
The above assessment does not include the internal controls of Point (Electronic Transaction Group Nordic Holding AB). As described elsewhere in this Annual Report on Form 10-K, we acquired Point on December 30, 2012. Given the timing of the acquisition, and as permitted by SEC rules and regulations and interpretive guidance, we excluded from our evaluation of the effectiveness of the internal control over financial reporting from our Annual Report on Form 10-K for our fiscal year ended October 31, 2012 the activities of the acquired business. The process of integrating Point into our evaluation of internal control over financial reporting may result in future changes to our internal control over financial reporting. Point will be part of our evaluation of the effectiveness of internal control over financial reporting in our Annual Report on Form 10-K for our fiscal year ending October 31, 2013, in which report we will be initially required to include Point in our annual assessment.
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

Management assessed our internal control over financial reporting as of October 31, 2012, the end of our fiscal year. Management based its assessment on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting during the year of the acquisition while integrating the acquired operations. Management's evaluation of internal control over financial reporting excluded the internal control activities of Point. The acquired business represented approximately 9 percent of consolidated net revenues for the year ended October 31, 2012 and approximately 4 percent of consolidated total assets and approximately 3 percent of consolidated net assets as of October 31, 2012.

The effectiveness of our internal control over financial reporting as of October 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.
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
In addition to the information set forth under the caption “Executive Officers” in Part I of this Form 10-K, the information required by this Item is expected to be in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders (the “Proxy Statement”), which we expect to be filed within 120 days of the end of our fiscal year ended October 31, 2012 and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
Information relating to our executive officer and director compensation is incorporated herein by reference to the Proxy Statement.

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

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding principal accountant fees and services is incorporated herein by reference to the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a) The following documents are filed as part of this Annual Report on Form 10-K:
1. Consolidated Financial Statements
The consolidated financial statements required to be filed in the Annual Report on Form 10-K and other supplemental financial information required by Item 302 of Regulation S-K are included in Item 8 hereof.
2. Exhibits
The documents set forth below are filed herewith or incorporated by reference to the location indicated.

Exhibit Number	Description
2.1(19)	Agreement and Plan of Merger, dated as of November 17, 2010, among Hypercom Corporation, VeriFone Systems, Inc. and Honey Acquisition Company.

2.2(19)	Support Agreement, dated as of November 17, 2010, among FP Hypercom Holdco, LLC, Francisco Partners II, L.P., VeriFone Systems, Inc. and Honey Acquisition Company.

3.1(20)	Amended and Restated Certificate of Incorporation of VeriFone as amended.

3.2(5)	Form of Amended and Restated Bylaws of VeriFone.

3.2.1(14)	Amendment No. 1 to the Bylaws of VeriFone Holdings, Inc.

4.1(3)	Specimen Common Stock Certificate; reference is made to Exhibit 3.1.

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

4.5(11)	Indenture related to the 1.375% Senior Convertible Notes due 2012, dated as of June 22, 2007, between VeriFone Holdings, Inc. and U.S. Bank National Association, as trustee.

Exhibit Number	Description
4.6(11)	Registration Rights Agreement, dated as of June 22, 2007, between VeriFone Holdings, Inc. and Lehman Brothers Inc. and J.P. Morgan Securities Inc.

10.1(2)
Purchase Agreement, dated as of July 1, 2002, by and among VeriFone Holdings, Inc., GTCR Fund VII, L.P., GTCR Co-Invest, L.P., TCW/Crescent Mezzanine Partners III, L.P., TCW/Crescent Mezzanine Trust III, TCW/Crescent Mezzanine Partners III Netherlands, L.P. and TCW Leveraged Income Trust IV, L.P.

10.1.1(4)	Form of Amendment No. 1 to Purchase Agreement.

10.2(1)+	Senior Management Agreement, dated as of July 1, 2002, among VeriFone Holdings, Inc., VeriFone, Inc. and Douglas G. Bergeron.

10.2.1(2)+	Amendment to Senior Management Agreement, dated as of June 29, 2004, by and among VeriFone Holdings, Inc., VeriFone, Inc. and Douglas G. Bergeron.

10.3(1)+	Amendment to Senior Management Agreement, dated as of December 27, 2004, by and among VeriFone Holdings, Inc., VeriFone, Inc. and Douglas Bergeron.

10.4(1)+	2002 Securities Purchase Plan.

10.5(1)+	New Founders’ Stock Option Plan.

10.6(3)+	Outside Directors’ Stock Option Plan.

10.7(1)	Patent License Agreement, effective as of November 1, 2004, by and between NCR Corporation and VeriFone, Inc.

10.8(6)+	2005 Employee Equity Incentive Plan.

10.9(5)+	Form of Indemnification Agreement.

10.10(7)+	Amended and Restated VeriFone Systems, Inc. (formerly, VeriFone Holdings, Inc.) 2006 Equity Incentive Plan.

10.11(7)+	Amended and Restated VeriFone Bonus Plan.

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

10.13(9)+	Lipman Electronic Engineering Ltd. 2003 Stock Option Plan.

10.14(9)+	Lipman Electronic Engineering Ltd. 2004 Stock Option Plan.

10.15(9)+	Lipman Electronic Engineering Ltd. 2004 Share Option Plan.

Exhibit Number	Description
10.16(9)+	Amendment to Lipman Electronic Engineering Ltd. 2004 Share Option Plan.

10.17(9)+	Lipman Electronic Engineering Ltd. 2006 Share Incentive Plan.

10.18(10)+	Amended and Restated Employment Agreement, dated January 4, 2007, among VeriFone Holdings, Inc., VeriFone, Inc., and Douglas G. Bergeron.

10.19(11)	Confirmation of Convertible Note Hedge Transaction, dated June 18, 2007, by and between VeriFone Holdings, Inc. and Lehman Brothers OTC Derivatives Inc.

10.20(11)	Confirmation of Convertible Note Hedge Transaction, dated June 18, 2007, by and between VeriFone Holdings, Inc. and JPMorgan Chase Bank, National Association, London Branch.

10.21(11)	Confirmation of Warrant Transaction, dated June 18, 2007, by and between VeriFone Holdings, Inc. and Lehman Brothers OTC Derivatives Inc.

10.22(11)	Confirmation of Warrant Transaction, dated June 18, 2007, by and between VeriFone Holdings, Inc. and JPMorgan Chase Bank, National Association, London Branch.

10.23(11)	Amendment to Confirmation of Warrant Transaction, dated June 21, 2007, by and between VeriFone Holdings, Inc. and Lehman Brothers OTC Derivatives Inc.

10.24(11)	Amendment to Confirmation of Warrant Transaction, dated June 21, 2007, by and between VeriFone Holdings, Inc. and JPMorgan Chase Bank, National Association, London Branch.

10.25(12)+	Confidential Separation Agreement, dated August 2, 2007, between VeriFone Holdings, Inc. and William G. Atkinson

10.26(13)	First Amendment and Waiver to Credit Agreement, dated as of January 25, 2008.

10.27(15)	Second Amendment to Credit Agreement, dated as of April 28, 2008.

10.28(16)	Third Amendment to Credit Agreement, dated as of July 31, 2008.

10.29(17)+	Offer Letter between VeriFone Holdings, Inc. and Robert Dykes.

10.30(17)+	Severance Agreement, dated September 2, 2008, between VeriFone Holdings, Inc. and Robert Dykes.

10.31(18)+	Amended and Restated Employment Agreement, Dated as of April 8, 2009, among VeriFone Holdings, Inc., VeriFone, Inc. and Douglas G. Bergeron.

10.32(21)	Sale and Purchase Agreement dated November 12, 2011 by and between Point Luxembourg Holding S.À.R.L. and Electronic Transactions Group Limited, as Sellers, and VeriFone Nordic AB, as Purchaser.

10.33(22)
Credit Agreement, dated as of December 28, 2011, by and among, inter alia,VeriFone, Inc., VeriFone Intermediate Holdings Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

Exhibit Number	Description
10.34(22)	Security Agreement, dated as of December 28, 2011, by and among JPMorgan Chase Bank, N.A., in its capacity as the Collateral Agent, and the VeriFone parties.

10.35(22)	Pledge Agreement, dated as of December 28, 2011, by and among the VeriFone parties and JPMorgan Chase Bank, N.A., in its capacity as the Collateral Agent.

10.36(22)	Guaranty, dated as of December 28, 2011, executed by each of the Guarantors party thereto in favor of JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent.

10.37(23)
Additional Credit Extension Amendment, dated as of October 15, 2012, by and among VeriFone, Inc., VeriFone Intermediate Holdings, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

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

(1)	Filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed February 23, 2005.

(2)	Filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed March 28, 2005.

(3)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed April 18, 2005.

(4)	Filed as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed April 21, 2005.

(5)	Filed as an exhibit to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed April 29, 2005.

(6)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-124545), filed May 2, 2005.

(7)	Filed as an appendix to the Registrant’s Definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, filed May 19, 2011.

(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed November 1, 2006.

(9)	Incorporated by reference in the Registrant’s Registration Statement on Form S-8 (File No. 333-138533), filed November 9, 2006.

(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed January 4, 2007.

(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed June 22, 2007.

(12)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed August 3, 2007.

(13)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed January 29, 2008.

(14)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed April 3, 2008.

(15)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed April 29, 2008.

(16)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed July 31, 2008.

(17)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed September 3, 2008.

(18)    Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed April 9, 2009.
(19)    Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed November 19, 2010.
(20)    Filed as an exhibit to the Registrant's Annual Report on Form 10-K, filed December 21, 2010.
(21)    Filed as an exhibit to the Registrant's Annual Report on Form 10-Q, filed March 9, 2012.
(22)    Filed as an exhibit to the Registrant's Current Report on Form 8-K, filed January 4, 2012.
(23)    Filed as an exhibit to the Registrant's Current Report on Form 8-K, filed October 15, 2012.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIFONE SYSTEMS, INC.

BY:	/S/ DOUGLAS G. BERGERON
Douglas G. Bergeron,
Chief Executive Officer
December 18, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ DOUGLAS G. BERGERON	Chief Executive Officer	December 18, 2012
Douglas G. Bergeron	(principal executive officer)

/s/ ROBERT DYKES	Executive Vice President and Chief Financial Officer	December 18, 2012
Robert Dykes	(principal financial and accounting officer)

/s/ ROBERT W. ALSPAUGH	Director	December 18, 2012
Robert W. Alspaugh

/s/ LESLIE G. DENEND	Director	December 18, 2012
Leslie G. Denend

/s/ ALEX W. HART	Director	December 18, 2012
Alex W. Hart

/s/ ROBERT B. HENSKE	Director	December 18, 2012
Robert B. Henske

/s/ RICHARD MCGINN	Chairman of the Board of Directors	December 18, 2012
Richard McGinn

/s/ WENDA HARRIS MILLARD	Director	December 18, 2012
Wenda Harris Millard

/s/ EITAN RAFF	Director	December 18, 2012
Eitan Raff

/s/ JEFFREY E. STIEFLER	Director	December 18, 2012
Jeffrey E. Stiefler