Form 10-K/A
period 2012-10-31
VERIFONE SYSTEMS, INC.
filed 2013-02-28
CIK 1312073

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

There were 108,323,311 shares of the registrant’s common stock issued and outstanding as of the close of business on February 14, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

VERIFONE SYSTEMS, INC.

FORM 10-K/A

Explanatory Note

This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K of VeriFone Systems, Inc. for the fiscal year ended October 31, 2012 as originally filed with the Securities and Exchange Commission (the “SEC”) on December 19, 2012 (the “Original Filing”). This Form 10-K/A amends the Original Filing to replace in its entirety the information provided in Part III of the Original Filing, which was previously expected to be incorporated by reference from our 2013 Annual Meeting Proxy Statement. In addition, this Form 10-K/A amends Item 15 of Part IV of the Original Filing to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended. Because this Form 10-K/A includes no financial statements, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Directors

Our board of directors (“Board”) currently consists of nine members, with Richard A. McGinn serving as our non-executive Chairman since June 2012. Certain biographical information regarding our directors, including their ages and dates that they were first elected to our Board, is set forth below. In each individual’s biography we have highlighted specific experience, qualifications, and skills that led the Board to conclude that each individual should continue to serve as a director of our Board. In addition to these specific attributes, all of our directors have public company leadership experience, significant expertise in one or more areas of importance to our business and have high-level managerial experience in relatively complex organizations or are accustomed to dealing with complex problems. We believe all of our directors are individuals of high character and integrity, are able to work well with others, and have sufficient time to devote to the affairs of our company.

Douglas G. Bergeron. Mr. Bergeron, age 52, has served as Chief Executive Officer (“CEO”) and a director of VeriFone Systems, Inc. since its formation in July 2002 and of VeriFone, Inc. since July 2001. From December 2000 to June 2002, Mr. Bergeron was Group President of Gores Technology Group, and from April 1999 to October 2000 served as President and Chief Executive Officer of Geac Computer Corporation. From 1990 to 1999, Mr. Bergeron served in a variety of executive management positions at SunGard Data Systems Inc., including Group CEO of SunGard Brokerage Systems Group and President of SunGard Futures Systems. Mr. Bergeron holds a Bachelor of Arts, with Honours, from York University in Toronto, Canada, and a Masters of Science in Systems Management from the University of Southern California. He also serves as a member of the Listed Company Advisory Committee of the NYSE Euronext. Mr. Bergeron previously served on the board of directors of Merriman Holdings, Inc., a financial services holding company, and as Chairman of the board of directors of First Consulting Group, a provider of consulting and systems implementation services to health-related industries, prior to its acquisition by Computer Sciences Corporation in January 2008. Mr. Bergeron brings to our Board, among other skills and qualifications, significant knowledge of the payments industry and a unique understanding of our strategies and the complexities of our business as our CEO since 2001, when he led the divestiture of VeriFone, Inc. from Hewlett Packard, and thereafter as he guided us through a period of substantial technological advancement and growth in the payments industry. Mr. Bergeron also brings extensive experience in executive management positions in the financial services industry.

Robert W. Alspaugh. Mr. Alspaugh, age 65, has served as a director since September 2008. From 2002 to 2006, Mr. Alspaugh served as Chief Executive Officer of KPMG International and from 1998 to 2002, Mr. Alspaugh served as Deputy Chairman and Chief Operating Officer of KPMG’s U.S. Practice. He joined KPMG in the Denver office in 1969 and was elected partner in 1978. In addition to providing more than ten years of service on the management committee and four years on the board of directors of KPMG, Mr. Alspaugh served on the board of KPMG International and was responsible for implementing the strategy of the global organization, which included member firms in 150 countries and more than 100,000 employees. Mr. Alspaugh holds a BBA degree (summa cum laude) in accounting from Baylor University. Mr. Alspaugh is currently a member of the boards of directors of Ball Corp., a supplier of metal and plastic packaging for beverages, food and household products, and of aerospace technologies and services to defense and civilian government agencies and Autoliv, Inc., a developer, manufacturer and supplier of safety systems to the automotive industry. Mr. Alspaugh also serves on the boards of directors of DSG Technologies, Inc. and Triton Container International, Ltd., both privately-held companies. Among other skills and qualifications, Mr. Alspaugh brings to our Board substantial global financial management and accounting expertise which is relevant to our business and has led the Board to determine that he is an “audit committee financial expert” as defined by the SEC. Additionally, Mr. Alspaugh’s extensive global management and leadership experience is relevant to his oversight role on our Audit Committee given the global nature of our operations and the related complexities. Mr. Alspaugh serves on our Audit Committee and our Corporate Governance and Nominating Committee. Mr. Alspaugh serves as the chairman of the audit committees of Triton Container, Autoliv and Ball Corp. He also serves on the compliance committee for Autoliv and the finance committee for Ball Corp.

Leslie G. Denend. Dr. Denend, age 71, has served as a director since January 2005. Dr. Denend was President of Network Associates, Inc., from December 1997 until May 1998. Since 1998, Dr. Denend has served on the boards of numerous public and private companies. Dr. Denend also was President and CEO of Network General Corporation from February 1993 until December 1997 and Chairman, President and CEO of Vitalink Communications Corporation from October 1990 until its acquisition by Network Systems Corp. in June 1991. Dr. Denend remained as a business unit president at Network Systems Corp. until December 1992. He was Executive Vice President at 3Com Corporation from January 1989 until October 1990. He was also a partner in McKinsey and Company from December 1984 until January 1989. Dr. Denend served as Executive Assistant to the Executive Director of the Council on International Economic Policy in the Executive Office of the President from August 1974 until August 1975, as a member of the National Security Council Staff from June 1977 until 1979, when he became the Special Assistant to the Assistant to the President for National Security Affairs, until January 1981. Dr. Denend also served as Deputy Director of the Cabinet Council on Economic Affairs from May 1982 until June 1983. Dr. Denend earned a Ph.D. and an M.B.A. from Stanford University and a B.S. from the U.S. Air Force Academy. He currently serves as a director and as chairman of the Compensation Committee of Exponent, Inc., an engineering and scientific consulting firm. Previously, from June 1995 through March 2011, Dr. Denend served on the board of directors and compensation committee (as chairman) of McAfee, Inc. (now wholly owned by Intel Corporation). Dr. Denend brings to our Board, among other skills and qualifications, extensive board-level experience over his career and valuable insight on strategic development, operational and executive compensation matters. Dr. Denend’s substantial experience as CEO and in other senior executive positions at a number of high technology companies is particularly relevant to our Board and management team. Dr. Denend is the Chairman of the Compensation Committee of our Board and also serves on our Audit Committee.

Alex W. (Pete) Hart. Mr. Hart, age 72, has served as a director since July 2006. Mr. Hart has been an independent consultant to the financial services industry since November 1997. From August 1995 to November 1997, he served as Chief Executive Officer and from March 1994 to August 1995 as Executive Vice Chairman of Advanta Corporation, a diversified financial services company. From 1988 to 1994, he was President and Chief Executive Officer of MasterCard International, the worldwide payment service provider. Mr. Hart holds a bachelor degree in social relations from Harvard University. He is currently a member of the boards of directors of Global Payments, Inc., a payment services company (since February 2001) and Mitek Systems, Inc., a mobile video technology company (since December 2010). Mr. Hart also serves as a director and member of the compensation committee for Solicore, Inc., a private company that develops and manufactures embedded power solutions. From April 2001 until April 2012, Mr. Hart served as Chairman of the Board and a director of SVB Financial Corp. Mr. Hart also previously served on the board of directors and compensation committee of FICO, Inc., a predictive software company. Among other skills and qualifications, Mr. Hart has been an active participant in the payments and financial services industry for more than 40 years including as senior executive, director and consultant, and further, Mr. Hart’s payments industry experience ranges from executive roles at banks, issuers, acquirers and card associations, all of which provide unique insight into our business operations and strategy. The wide spectrum of Mr. Hart’s business and professional experience within the payments industry strongly complements the attributes of our other directors. Mr. Hart is the Chairman of our Corporate Governance and Nominating Committee. He also serves on the governance committees of Global Payments (as chairman) and Mitek, and on the compensation committees of Global Payments and Mitek (as chairman).

Robert B. Henske. Mr. Henske, age 51, has served as a director since January 2005. Mr. Henske has served as a Managing Director of Hellman & Friedman LLC since July 2007. From May 2005 until July 2007, he served as Senior Vice President and General Manager of the Consumer Tax Group of Intuit Inc. He was Intuit’s Chief Financial Officer from January 2003 to September 2005. Prior to joining Intuit, he served as Senior Vice President and Chief Financial Officer of Synopsys, Inc., a supplier of electronic design automation software, from May 2000 until January 2003. From January 1997 to May 2000, Mr. Henske was a partner at Oak Hill Capital Management, a Robert M. Bass Group private equity investment firm. He holds a B.Sc. degree in Chemical Engineering from Rice University and an M.B.A. (with distinction) in Finance and Strategic Management from The Wharton School at the University of Pennsylvania. Mr. Henske currently serves on the board of a number of private companies including Associated Materials LLC, as well as chairman of the boards of directors of Ellucian (formerly Datatel, Inc.), and OpenLink Financial. Mr. Henske was previously a member of the boards of directors of Goodman Global, Inc., Activant Solutions, Inc. (as chairman), Iris Software Ltd. (as chairman), Williams Scotsman, Grove Worldwide, Reliant Building Products and American Savings Bank. In addition to other skills and qualifications, Mr. Henske brings to our Board significant finance and accounting experience through his former roles as Chief Financial Officer of large, global companies in the high technology industry. Mr. Henske’s leadership and management experiences, including his service as a director and committee member on the boards of a number of companies, provide valuable insight on dynamics and operation of the Board, particularly in its oversight role. Mr. Henske is Chairman of our Audit Committee, is one of our Audit Committee financial experts and serves on our Compensation Committee. Mr. Henske is also on the audit and compensation committees of OpenLink Financial, Associated Materials LLC and Ellucian.

Richard A. McGinn. Mr. McGinn, age 66, has served as a director since December 2008 and as non-executive Chairman of our Board since June 27, 2012. Mr. McGinn is a Senior Advisor at RRE Ventures, an investment advisory and venture capital firm, and a general partner with MR Investment Partners, an investment advisory private equity firm. Mr. McGinn joined RRE Ventures as a Senior Advisor in August 2001. From October 1997 to October 2000, he served as the Chief Executive Officer of Lucent Technologies Inc., a telecommunications equipment provider which he joined in February 1996, and at which he was President and Chief Operating Officer from February 1996 to October 1997. Prior to Lucent, Mr. McGinn served in various executive level positions at AT&T, a telecommunications service provider, including as Chief Executive Officer of AT&T Network Systems. Mr. McGinn holds a B.A. from Grinnell College. Mr. McGinn is currently a member of the board of directors of American Express Co., a financial services company. Previously, from January 2003 to November 2011, Mr. McGinn served on the board of directors of Viasystems Group, Inc., a provider of complex multi-layer printed circuit boards and electro-mechanical solutions. Mr. McGinn brings to our Board, among other skills and qualifications, core business skills and insight into operations and management of large, global companies drawn from his senior executive roles at multi-national companies, including as Chief Executive Officer. Our Board values Mr. McGinn’s expertise in the communications, networking and technology industries. Mr. McGinn is a member of our Corporate Governance and Nominating Committee. He also serves on the compensation and nominating committees of American Express.

Wenda Harris Millard. Ms. Millard, age 58, has served as a director since September 2012. Ms. Millard is President and Chief Operating Officer of MediaLink LLC (“MediaLink”), an advisory firm that provides critical counsel and strategic direction to the media, marketing, advertising, entertainment and technology industries. Ms. Millard joined MediaLink in April 2009. Previously, Ms.

Millard served as President of Media for Martha Stewart Living Omnimedia, Inc. from July 2007 to April 2009, and as Co-Chief Executive Officer from June 2008 to April 2009. From 2001 to 2007, Ms. Millard was Chief Sales Officer of Yahoo! Inc. overseeing the company’s advertising and marketing services. Prior to 2007, Ms. Millard served in a number of executive positions in publishing, advertising and online media, including as President, Ziff Davis Internet, Inc. and Chief Internet Officer, Ziff Davis; Executive Vice President and General Manager, Network/Media of DoubleClick Inc.; President of Standard Rate & Data Service; Senior Vice President and Publisher of Family Circle Magazine for The New York Times Company; and as Executive Vice President and Publisher of Adweek Magazines. Ms. Millard holds a B.A. from Trinity College and an M.B.A. from the Harvard Business School. She currently also serves on the board of Millennial Media, Inc., a digital and mobile media advertising business, where she has served as a director since May 2009, and is a member of its compensation committee. Ms. Millard previously served on the boards of True North Communications Inc., a global advertising and communications company (formerly listed on the NYSE under the ticker “TNO” and acquired by The Interpublic Group of Companies in 2001) and Martha Stewart Living Omnimedia. In addition, she is a member of the board of the James Beard Foundation and, previously, has also served as Chairman of the Internet Advertising Bureau. Among other skills and qualifications, Ms. Millard is a seasoned executive with over thirty years in the publishing, advertising and online world. She is one of the early pioneers of internet advertising with demonstrated ability to drive growth and innovation in advertising and online media, including her contributions at DoubleClick, Ziff Davis, Yahoo! and Martha Stewart Living Omnimedia, which will be a valuable resource as we continue to expand activities of our payment-enabled media businesses and other strategic initiatives in advertising and digital media. Ms. Millard has served on our Compensation Committee since the date of her appointment to our board.

Eitan Raff. Mr. Raff, age 71, has served as a director since October 2007. Mr. Raff currently serves as a financial consultant to Wolfson Clore Mayer Ltd. and as a senior advisor to Morgan Stanley. Mr. Raff also serves on the board of directors of Alon USA Partners GP, LLC, a Delaware limited liability company that is owned by Alon USA Energy, Inc. and general partner of Alon USA Partners, LP, a Delaware limited partnership that owns and operates a crude oil refinery and markets and distributes petroleum products. Mr. Raff is also chairman of the public board of Youth Leading Change, a non-profit association, and previously served as the Accountant General (Treasurer) in the Israeli Ministry of Finance. Mr. Raff holds a B.A. and M.B.A. from the Hebrew University of Jerusalem and, in 2012, received a Doctor Philosophiae Honoris Causa from the Hebrew University of Jerusalem. Mr. Raff currently serves on the boards of directors of Israel Corp. Ltd. and a number of privately-held corporations. Mr. Raff previously served as chairman of the board of directors of Bank Leumi le Israel B.M., Bank Leumi USA and Bank Leumi UK plc from 1995 until 2010. Mr. Raff brings to the Board, among other skills and qualifications, extensive and in-depth experience within the financial services industry, as well as global and cultural aspects of operations and business management relevant to our strategic development. Additionally, Mr. Raff provides unique perspectives on corporate governance and administration based on his long tenure with Bank Leumi. Mr. Raff is a member of our Corporate Governance and Nominating Committee. He currently serves on the investment and capital structure committee of Israel Corp. and on the audit committee of Alon USA Partners GP, LLC. While serving on the Bank Leumi le Israel B.M. board, Mr. Raff served on a number of committees of the board of directors, including the committees on credit, finance, administration, conflicts of interest and risk management.

Jeffrey E. Stiefler. Mr. Stiefler, age 66, has served as a director since September 2008. Mr. Stiefler has been a senior leader and director of a number of companies, primarily in financial and business services. He is currently Venture Adviser of Emergence Capital Partners. Mr. Stiefler was Chairman, President, and CEO of Digital Insight in August 2003, prior to the company’s acquisition by Intuit in February 2007. From 1995 to 2003, Mr. Stiefler was an advisor to two private equity firms, McCown DeLeeuw and Co. and North Castle Partners. From 1993 to 1995, he was President and Director of American Express Company. He holds a B.A. from Williams College and M.B.A. from the Harvard Business School. Mr. Stiefler is a director of LPL Investment Holdings Inc., a provider of technology and infrastructure services to independent financial advisors and to financial institutions, and Vantiv, Inc., a provider of payment processing services. From August 2010 until the initial public offering of Vantiv, Inc. in March 2012, Mr. Stiefler served as a director of one of the subsidiaries of Vantiv, Inc. Previously, Mr. Stiefler served on the board of directors of Taleo Corporation, a provider of talent management solutions, until its acquisition by Oracle Corporation in April 2012. Mr. Stiefler also serves on the boards of a number of privately-held corporations, including LogicSource, a provider of outsourced print management services, Touch Commerce Corporation, a provider of online interaction optimization solutions, and SquareTrade, Inc., a provider of branded consumer warranty services. Previously, Mr. Stiefler has served as President and Chief Executive Officer of IDS (a subsidiary of American Express Company), Senior Vice President for Citicorp’s Person-to-Person business unit, Vice Chairman of Walker Digital Corp., and director of a number of companies, including National Computer Systems, TeleSpectrum, Outsourcing Solutions, CRC Health, and Education Lending Group. He has been a guest lecturer at a number of leading business schools including Harvard and Wharton. Mr. Stiefler brings to the Board, among other skills and qualifications, expertise in business operations and infrastructure based on nearly two decades in senior executive positions in the financial and business services industry. The Board values the diversity of Mr. Stiefler’s business experience, which ranges from venture-stage companies to mid-sized technology companies to large multinational companies, as well as his experiences as a lecturer in an educational setting. Mr. Stiefler serves on our Audit Committee and on our Compensation Committee. He also serves on the audit committee of LPL Investment Holdings, as chairman of the board and on the audit and governance committees of Vantiv, and as chairman of the boards and member of the compensation committees of LogicSource and Touch Commerce.

Executive Officers

Our current executive officers and their ages are as follows:

Name	Age	Position
Douglas Bergeron	52	Chief Executive Officer
Jeff Dumbrell	43	Executive Vice President, Europe, Middle East, Africa and Asia
Albert Liu	40	Executive Vice President, Corporate Development & General Counsel
Jennifer Miles	41	Executive Vice President, North America
Marc E. Rothman	48	Executive Vice President and Chief Financial Officer (1)
Eliezer Yanay	52	Executive Vice President, Operations

(1)	Mr. Rothman was appointed our Executive Vice President and Chief Financial Officer effective February 4, 2013, succeeding and replacing Robert Dykes. Because Mr. Dykes served as Executive Vice President and Chief Financial Officer and is one of our named executives for fiscal year 2012, we have included Mr. Dykes’ biographical information below.

Biographical information for Mr. Bergeron is set forth above.

Robert Dykes. Mr. Dykes served as our Executive Vice President and Chief Financial Officer until February 4, 2013. Mr. Dykes joined VeriFone as Senior Vice President on September 2, 2008 and was named Chief Financial Officer on September 9, 2008. Mr. Dykes was named Executive Vice President in August 2011. Prior to joining VeriFone, Mr. Dykes was Chairman and CEO of NebuAd Inc., a provider of targeted online advertising networks. Before joining NebuAd, from January 2005 to March 2007, Mr. Dykes was Executive Vice President, Business Operations and Chief Financial Officer of Juniper Networks, Inc., a provider of network infrastructure to global service providers, enterprises, governments and research and educational institutions. From February 1997 to December 2004, Mr. Dykes was Chief Financial Officer and President, Systems Group, of Flextronics International Ltd., a provider of design and electronics manufacturing services to original equipment manufacturers. From October 1988 to February 1997, Mr. Dykes was Executive Vice President, Worldwide Operations and Chief Financial Officer of Symantec Corporation, a provider of software and services that address risks to information security, availability, compliance, and information technology systems performance. Mr. Dykes also held Chief Financial Officer roles at industrial robots manufacturer Adept Technology and at disc drive controller manufacturer Xebec. He also held senior financial management positions at Ford Motor Company. Mr. Dykes holds a Bachelor of Commerce in Administration degree from Victoria University in Wellington, New Zealand.

Jeff Dumbrell. Mr. Dumbrell joined VeriFone in July 2002 where he served in various senior-level management roles within the company, most recently as Executive Vice President, Europe, Middle East, Africa and Asia and is responsible for managing our growth initiatives in these regions. From December 2000 to July 2002, Mr. Dumbrell was Executive Director of Sales for B3 Corporation and he was National Sales Manager for BankServ from October 1999 to December 2000. Previously, Mr. Dumbrell was Western Regional Manager for The Quaker Oats Company where he had sales responsibility for managing Tier 1 retail customers. Mr. Dumbrell holds an M.B.A. from The University of San Francisco and a Bachelor of Science in Marketing from Clemson University.

Albert Liu. Mr. Liu serves as Executive Vice President, Corporate Development and General Counsel. Mr. Liu joined VeriFone in October 2008, as Senior Vice President, General Counsel and Corporate Secretary and was named Executive Vice President, Corporate Development, General Counsel and Corporate Secretary in August 2011. In this capacity Mr. Liu also serves as Chief Compliance Officer. Prior to joining VeriFone, he was Vice President, Legal and Corporate Development, and Company Secretary for NETGEAR, Inc., a provider of networking solutions, since October 2004. Mr. Liu also previously served as General Counsel, Director of Human Resources and Secretary of Turnstone Systems, Inc., a supplier of digital subscriber line testing equipment and General Counsel and Secretary for Yipes Enterprise Services, a provider of Ethernet connectivity services. Mr. Liu began practicing law with the firm of Sullivan & Cromwell in New York, advising clients on all aspects of corporate and securities law, leading public and private securities offerings, and negotiating and finalizing venture capital investments and contracts. Before entering the legal field, he was a software engineer at Tandem Computers. Mr. Liu is currently a member of the board of directors of Trunkbow International Holdings, Inc., a provider of technology platforms that enable mobile value-added services. He holds dual degrees in Computer Science and Political Science from Stanford University, and a J.D (magna cum laude) from the University of California, Hastings College of the Law. He is a member of the State Bar of California.

Jennifer Miles. Ms. Miles has served as Executive Vice President, North America since August 2011, overseeing our North America business, which includes the Financial, Mobility, Retail, Petro, Transit, Retail Banking, Hospitality, Security, Healthcare and Government business units. Ms. Miles joined VeriFone in February 2001, and has served in various management positions, most recently as our Senior Vice President - Retail, Global Security and Vertical Solutions. Prior to joining VeriFone, Ms. Miles spent six years with Wachovia Bank, serving in several roles including sales and product management of corporate treasury and cash management solutions to Fortune 500 companies. Ms. Miles graduated from the University of Georgia with a bachelor degree in Business Administration.

Marc E. Rothman. Mr. Rothman joined VeriFone as Executive Vice President and Chief Financial Officer in February 2013, succeeding Mr. Dykes. Prior to joining VeriFone, Mr. Rothman served as the Chief Financial Officer of Motorola Mobility, Inc., a mobile device technology company, where he oversaw global financial strategy, financial analysis and reporting, regulatory financial compliance, restructuring activities, and mergers and acquisitions, including leadership in Motorola Mobility’s spin-off transaction from its former parent company, Motorola, Inc., as well as the sale of the company to Google in May 2012. At Motorola, he also held a number of senior finance leadership positions across the company, including serving as chief financial officer in several of its business segments (Public Safety, Networks and Enterprise and Mobile Devices). Mr. Rothman joined Motorola, Inc. through the acquisition of General Instrument in 2000, and at that time he was vice president and corporate controller. He began his career at Deloitte & Touche LLP. Mr. Rothman is a Certified Public Accountant in the State of California and graduated from Richard Stockton College with a bachelor degree in Business.

Eliezer Yanay. Mr. Yanay has served as Executive Vice President, Operations since August 2011 and is responsible for global R&D initiatives, supply chain and product management. Previously, Mr. Yanay served as President of VeriFone Israel and Executive Vice President, Continental Europe, South East Europe and Asia from March 2009 to August 2011 and as President of VeriFone Israel and Managing Director of Middle East from November 2006 to March 2009. Mr. Yanay joined VeriFone following its acquisition of Lipman Electronic Engineering in November 2006. Mr. Yanay had served at Lipman as Executive Vice President of Sales and Marketing since September 2001 where his responsibilities included management of worldwide sales and marketing activities, management of the corporate sales and marketing department and oversight of Lipman’s non-U.S. subsidiaries. Before joining Lipman, Mr. Yanay held various senior-level positions at Shira Computers Ltd. (a subsidiary of VYYO Inc.) and Scitex Corporation, Ltd. Mr. Yanay holds a Bachelor of Arts in Psychology from Tel Aviv University.

There are no family relationships among any directors or executive officers of VeriFone.

Board Leadership Structure

Under our current Corporate Governance Guidelines, the Board is free to select its Chairman and our Chief Executive Officer in the manner it considers to be in our best interests at any given point in time. Since 2008 the positions of Chairman of the Board and Chief Executive Officer have been held by separate persons. The Board believes that this structure is appropriate for us because it allows our Chief Executive Officer to focus his time and energy on leading our key business and strategic initiatives while the Board focuses on oversight of management, overall enterprise risk management and corporate governance. The Board and its committees meet throughout the year on a set schedule, usually at least once a quarter, and also hold special meetings from time to time. Agendas and topics for Board and committee meetings are developed through discussions between management and members of the Board and its committees. Information and data that are important to the issues to be considered are distributed in advance of each meeting. Board meetings and background materials focus on key strategic, operational, financial, governance and compliance matters applicable to us, including the following:

•	Reviewing quarterly our business, operations and performance;

•	Reviewing progress of strategic initiatives and longer-term strategic and business plans;

•	Reviewing key product, market, industry and competitive issues;

•	Reviewing and approving material investments or acquisitions, strategic transactions and other significant transactions that are not in the ordinary course of business;

•	Overseeing our compliance with legal and regulatory requirements;

•	Overseeing our financial results;

•	Overseeing overall insurance structure and policies, including director and officer insurance levels;

•	Overseeing our enterprise risk management strategy;

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

Board’s Role in Risk Oversight

The Board executes its risk management responsibility directly and through its committees. As set forth in its charter and annual work plan, our Audit Committee has primary responsibility for overseeing our enterprise risk management process. The Audit Committee receives updates and discusses individual and overall risk areas during its meetings, including financial risk assessments, operations risk management policies, major financial risk exposures, exposures related to compliance with legal and regulatory requirements, and management’s actions to monitor and control such exposures. Our Vice President of Internal Audit reviews with the Audit Committee our annual operational risk assessment results and at least once each quarter the results of internal audits, including the adequacy of internal controls over financial reporting. Our Vice President of Internal Audit and Chief Information Officer report to the Audit Committee on information systems controls and security. Throughout each fiscal year, the Audit Committee invites appropriate members of management to its meeting to provide enterprise-level reports relevant to the Audit Committee’s oversight role, including adequacy and effectiveness of management reporting and controls systems used to monitor adherence to policies and approved guidelines, information systems, treasury, insurance structure and coverage, tax structure and planning, worldwide disaster recovery planning and the overall effectiveness of our operations risk management policies. The Audit Committee is generally scheduled to meet at least twice a quarter, and generally covers one or more areas relevant to its risk oversight role in at least one of these meetings. At each meeting, the Audit Committee also reviews with Mr. Liu, who serves as our General Counsel and Chief Compliance Officer, any significant compliance matters, including matters raised through internal audit reviews and our alert line.

Our Compensation Committee oversees risks associated with our compensation policies and practices with respect to both executive compensation and compensation generally. In establishing and reviewing our executive compensation program, including consultations with independent compensation experts, our Compensation Committee intends that the program does not encourage unnecessary or excessive risk taking. Our compensation program utilizes a mix of base salary and short-term and long-term incentive awards to align our executive compensation with our success, particularly with respect to financial performance and stockholder return. The Compensation Committee sets the amount of our executives’ base salaries at the beginning of each fiscal year. A substantial portion of bonus amounts are tied to overall corporate performance and stockholder return, and total bonuses represent a relatively small percentage of an executive officer’s total compensation opportunities. Compensation provided to the executive officers also includes a substantial portion in the form of long-term equity awards that help further align executives’ interests with those of our stockholders. Similarly, the compensation programs for employees generally consist of base salary and a mix of performance-based bonus opportunities and long-term equity incentives designed to focus on creating long-term shareholder value and not to encourage the taking of short-term risks at the expense of long-term results. In general, bonus opportunities are capped and may be reduced at our discretion based on individual performance. Our Compensation Committee believes that these awards do not encourage unnecessary or excessive risk-taking because the ultimate value of the awards is tied to our financial performance and because awards are staggered and subject to long-term vesting schedules to help ensure that executives have significant value tied to long-term stock price performance.

Our Corporate Governance and Nominating Committee oversees risks related to our overall corporate governance, including development of corporate governance principles applicable to us, evaluation of federal securities laws and regulations with respect to our insider trading policy, development of standards to be applied in making determinations as to the absence of material relationships between us and a director and formal periodic evaluations of the Board and management. Our Corporate Governance and Nominating Committee seeks to align our governance practices with best practices among peer companies and considers recommendations by shareholder advisory organizations with respect to corporate governance.

Reports delivered by all of our committee chairmen on at least a quarterly basis keep the Board abreast of its committees’ risk oversight and other activities.

Corporate Governance Guidelines

Our Board has adopted corporate governance guidelines that provide the framework within which the Board directs our corporate governance. Our Corporate Governance and Nominating Committee reviews these guidelines annually and recommends changes to the Board for approval as appropriate. Our corporate governance guidelines are available on the Investor Relations section of our website, http://ir.verifone.com/, and are available in print to any stockholder who requests it.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics, which is available on the Investor Relations section of our website, http://ir.verifone.com/, and is available in print to any stockholder who requests it. The Code of Business Conduct and Ethics applies to all of our employees, officers and directors. We will post any amendments to or waivers from a provision of our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and that relates to any element of the “code of ethics” definition set forth in Item 406(b) of Regulation S-K of the SEC at http://ir.verifone.com/.

Director Attendance at Meetings

Although our Board recognizes that conflicts may occasionally prevent a director from attending a Board or stockholder meeting, the Board expects each director to make every reasonable effort to keep such absences to a minimum. During fiscal year

2012, each of our directors attended not less than 75% of the aggregate of the total number of meetings of the Board and the total number of meetings held by the committees of the Board on which such director served (during the periods of such service). At the 2012 Annual Meeting of Stockholders, all of our directors standing for re-election were in attendance. In fiscal year 2012, the Board held a total of seven meetings.

Executive Sessions

Non-employee directors meet in executive session without any management directors or employees present at each regularly scheduled Board meeting. The presiding director at these meetings is the Chairman of the Board. For the first half of fiscal year 2012 our Chairman of the Board was Charles Rinehart. Mr. Rinehart did not stand for re-election at our 2012 Annual Meeting of Stockholders on June 27, 2012 and, following the election of directors at the Annual Meeting, the Board of Directors appointed Mr. McGinn as Chairman of the Board.

Communications with Directors

Any interested party may direct communications to individual directors, including the presiding director, to a board committee, the independent directors as a group or to the Board as a whole, by addressing the communication to the named individual, to the committee, the independent directors as a group or to the Board as a whole c/o Secretary, VeriFone Systems, Inc., 2099 Gateway Place, Suite 600, San Jose, CA, 95110. Our Secretary or an Assistant Secretary will review all communications so addressed and will relay to the addressee(s) all communications determined to relate to our business, management or governance.

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

In fiscal year 2012, our Audit Committee met nine times, and met in executive session without management present at each such meeting. Our Board and our Corporate Governance and Nominating Committee have determined that each member of the Audit Committee is “independent” within the meaning of the rules of both the New York Stock Exchange (the “NYSE”) and the SEC.

Audit Committee Financial Expert

Our Board has determined that each of Robert W. Alspaugh and Robert B. Henske is qualified as an Audit Committee financial expert within the meaning of SEC regulations. In making this determination, the Board considered the following qualifications: (a) understanding of United States generally accepted accounting principles (“GAAP”) and financial statements; (b) ability to assess the general application of GAAP to accounting for estimates, accruals and reserves; (c) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be raised by our financial statements, or experience actively supervising persons engaged in these activities; (d) understanding of internal control over financial reporting; and (e) understanding of Audit Committee functions.

Compensation Committee

Our Board has adopted a Compensation Committee charter, which is available on the Investor Relations section of our website at http://ir.verifone.com/, and is available in print to any stockholder who requests it, and defines the Compensation Committee’s purposes to include:

•

Reviewing and approving corporate goals and objectives relevant to the compensation of our CEO, evaluating our CEO’s performance in light of those goals and objectives and, either as a committee or together with the other independent directors (as directed by the Board), determining and approving our CEO’s compensation level based on this evaluation;

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

•

Overseeing, in consultation with management, regulatory compliance with respect to compensation matters, including overseeing our policies on structuring compensation programs to preserve tax deductibility, and, as and when required, establishing performance goals and certifying that performance goals have been attained for purposes of Section 162(m) of the Internal Revenue Code;

•	Making recommendations to the Board with respect to any severance or similar termination payments proposed to be made to any of our current or former officers; and

•	Preparing an annual Report of the Compensation Committee for inclusion in our annual proxy statement.

The Compensation Committee may, in its discretion, delegate all or a portion of its duties and responsibilities to such standing or ad hoc subcommittees as it may determine to be necessary or appropriate for the discharge of its responsibilities, as long as the subcommittee contains at least the minimum number of directors necessary to meet any regulatory requirements.

In fiscal year 2012, our Compensation Committee met five times, and met in executive session without management present at each such meeting.

Our Board and our Corporate Governance and Nominating Committee have determined that each member of the Compensation Committee is “independent” within the meaning of the rules of both the NYSE and the SEC.

The report of the Compensation Committee is included in this Amendment No. 1 to Annual Report on Form 10-K under Compensation Committee Report.

Corporate Governance and Nominating Committee

Our Board has adopted a Corporate Governance and Nominating Committee charter, which is available on the Investor Relations section of our website at http://ir.verifone.com/ and is available in print to any stockholder who requests it. Our Corporate Governance and Nominating Committee charter defines the Corporate Governance and Nominating Committee’s purposes to include:

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

•	Establishing procedures for the Corporate Governance and Nominating Committee to exercise oversight of the evaluation of the Board and management;

•	Developing and recommending to the Board a set of corporate governance principles applicable to VeriFone and reviewing those principles at least once a year; and

•	Assisting management in the preparation of the disclosure in our annual proxy statement regarding the operations of the Corporate Governance and Nominating Committee.

Our Corporate Governance and Nominating Committee has not established specific minimum education, experience, or skill requirements for potential members, but, in general, expects that qualified candidates will have high-level managerial experience in a complex and global organization, and will be able to represent the interests of the stockholders as a whole and not just certain special interest groups or constituencies. The Corporate Governance and Nominating Committee considers each candidate’s judgment, skill, diversity and professional experience with businesses and other organizations of comparable size in the context of the needs of the Board, the interplay of the candidate’s experience with the experience of other Board members, and the extent to which the candidate would be a desirable addition to the Board and any committees of the Board. At this stage of our development, relevant experiences include, among other things, large-company CEO experience, senior management experience in the payments industry, senior-level experience at multi-national companies with oversight over international operations and financial, accounting expertise and executive-level experience in strategic markets for us, such as media. In addition, each candidate is expected to contribute positively to the existing chemistry and collaborative culture among Board members and must have the time and ability to make a constructive contribution to the Board. The Corporate Governance and Nominating Committee also values work ethic, leadership, problem-solving skills and diversity in selecting nominees to serve on the Board, and is committed to actively seeking out highly qualified individuals to contribute to the diversity of the pool from which Board nominees are chosen. Although the Corporate Governance and Nominating Committee does not have a formal policy on diversity, the Corporate Governance and Nominating Committee broadly construes diversity to mean a variety of opinions, perspectives, expertise, personal and professional experiences and backgrounds (including gender, race and ethnicity), as well as other differentiating characteristics. Our Board and each of the committees of the Board engage in an annual self-evaluation that includes an evaluation of diversity of the Board, and the Corporate Governance and Nominating Committee discusses the value of diversity during its annual review of Board composition.

The Corporate Governance and Nominating Committee has generally identified nominees based upon suggestions by directors, management, outside consultants, including third-party search firms, and stockholders. Before considering any nominee, the Corporate Governance and Nominating Committee makes a preliminary determination as to the need for additional members of the Board. If a need is identified, members of the Corporate Governance and Nominating Committee discuss and evaluate possible candidates in detail and suggest individuals to explore in more depth. Once a candidate is identified for further consideration, members of the Corporate Governance and Nominating Committee, as well as other members of the Board and management as appropriate, interview the nominee. After completing this evaluation, the Corporate Governance and Nominating Committee makes a recommendation and refers the nominee to the full Board for consideration. The Corporate Governance and Nominating Committee will consider candidates recommended by stockholders in the same manner as other candidates. Stockholders may nominate candidates for director in accordance with the advance notice and other procedures contained in our Bylaws.

The Corporate Governance and Nominating Committee may, in its discretion, delegate all or a portion of its duties and responsibilities to a subcommittee of the Corporate Governance and Nominating Committee.

In fiscal year 2012, our Corporate Governance and Nominating Committee met four times, and met in executive session without management present at each such meeting.

Our Board and our Corporate Governance and Nominating Committee have determined that each member of the Corporate Governance and Nominating Committee is “independent” within the meaning of the rules of both the NYSE and the SEC.

Committee Membership

The table below summarizes membership information for each of the Board committees as of October 31, 2012:

Director	Audit Committee	Compensation Committee	Corporate Governance and Nominating Committee
Robert W. Alspaugh	✓	—	✓
Douglas G. Bergeron	—	—	—
Leslie G. Denend	✓	✓(Chairman)	—
Alex W. (Pete) Hart	—	—	✓(Chairman)
Robert B. Henske	✓(Chairman)	✓	—
Richard A. McGinn	—	—	✓
Wenda Harris Millard	—	✓	—
Eitan Raff	—	—	✓
Jeffrey E. Stiefler	✓	✓	—

✓= Member

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires VeriFone’s executive officers, directors and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. The officers, directors and 10% stockholders are required by SEC regulations to furnish VeriFone with copies of all Section 16(a) forms they file. SEC regulations require us to identify in our Annual Report on Form 10-K anyone who failed to file, on a timely basis, reports that were due during the most recent fiscal year or, in certain cases, prior years. Based on our review of reports we received, or written representations from reporting persons stating that they were not required to file these forms, we believe that, during our fiscal year ended October 31, 2012, all Section 16(a) filing requirements were satisfied on a timely basis, except for one late Form 4 filing by each of Messrs. Bergeron, Dumbrell, Dykes, Liu and Yanay to report the annual equity award received by each such named executive in January 2012.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The following Compensation Discussion and Analysis (“CD&A”) describes the principles, policies, and practices that formed the foundation of our compensation program in fiscal year 2012 and explains how they applied to our named executives for fiscal year 2012: our Chief Executive Officer, Douglas G. Bergeron; our Executive Vice President and Chief Financial Officer, Robert Dykes; our Executive Vice President managing Europe, Middle East, Africa and Asia, Jeff Dumbrell; our Executive Vice President, Corporate Development and General Counsel, Albert Liu; and our Executive Vice President of Operations, Eliezer Yanay. We refer to these executive officers as our “named executives.”

Compensation Program

Objectives

We believe that highly talented, dedicated, and results-oriented management is critical to our growth and long-term success. Our compensation program, which is subject to the oversight of our Board and its Compensation Committee, is designed to:

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

•

Ensure that each named executive’s compensation is at appropriate and competitive levels relative to each other and to senior executives at companies that we have identified as peer group companies, including certain of our competitors; and

•

Structure, to the extent deemed appropriate by our Compensation Committee, the bonuses paid to our named executives to be tax deductible to us as “qualified performance-based compensation” under Section 162(m) of the Internal Revenue Code.

Implementing Our Objectives

The Compensation Committee determines the compensation for each of our named executives. The Compensation Committee evaluates base salaries and short-term and long-term incentive awards as tools to provide the appropriate incentives to meet our compensation objectives both individually and in the aggregate for our named executives. We believe the most important indicator of whether our compensation objectives are being met is whether we have motivated our named executives to deliver superior performance, particularly with respect to financial performance and stockholder return, and incentivized executives performing in line with our expectations to continue their careers with us.

We establish the performance targets for our named executives at the beginning of each fiscal year based on our operating plan for the company. The financial forecasts that form our operating plan reflect our company-wide growth targets and align with our strategic objectives. In order to incentivize our named executives, the financial performance targets used for purposes of executive compensation are generally set at the operating plan targets for performance at the higher end of the range of our planned growth. Our operating plan reflects what our management and Board believes we could achieve if we successfully execute our operational strategies and goals.

Elements of Executive Compensation

Each compensation component is structured to recognize individual performance and the components are intended to incentivize both short- and long-term performance. Our compensation program consists of the following short-term and long-term components:

Short-term components

•	Base salary;

•	Variable annual and quarterly or semi-annual performance-based cash bonus awards;

•	Variable annual performance-based equity awards, such as restricted stock units or stock options;

•	Additional discretionary or one-time cash bonus awards for exceptional individual performance; and

•	Benefits and perquisites.

Long-term component

•	Periodic grants of long-term equity-based awards, including restricted stock units and stock options

The foregoing elements combine to promote the compensation objectives that we have outlined above. The Compensation Committee believes that a mix of both short-term cash and equity incentives and long-term equity incentives are appropriate to implement our overall compensation program. The Compensation Committee sets base salaries and benefits and perquisites at amounts that are designed to provide a competitive level of compensation in order to achieve our objective of attracting, motivating and retaining management talent of high quality in a competitive environment. The Compensation Committee structures performance-based cash bonus awards and short-term equity awards to provide our named executives with compensation that rewards the achievement of our quarterly and annual goals, as applicable, and other near term stockholder value-creation strategies. The Compensation Committee uses long-term equity incentive awards to motivate named executives to achieve superior performance over a longer period of time and to tie the majority of each named executive’s compensation to long-term stockholder value creation. In determining the amount of compensation awarded to a particular named executive, the Compensation Committee considers the following factors:

•	Whether the short- and long-term components of the compensation package, in absolute as well as relative terms, assure that appropriate recognition, incentives and retention value are maintained;

•	Our share price performance during the fiscal year;

•

Our performance during the fiscal year as measured against projections of our performance prepared by management for the fiscal year and approved by the Board, including projections in respect of non-GAAP net revenues, non-GAAP net income and non-GAAP net income per share;

•

Information prepared by the Compensation Committee’s outside independent executive compensation consultant, Compensia, as described under “Competitive Data” and “Role of Compensation Consultants” below, including information with respect to the compensation plan arrangements of technology companies with revenues comparable to ours and selected peer companies; and

•

Evaluations prepared by our Chief Executive Officer with respect to the individual performance of each of our other named executives consistent with our compensation objectives. In making recommendations with respect to named executives other than himself, our Chief Executive Officer evaluates the performance of the executives against the performance goals set for each executive and considers the executive’s responsibilities and compensation in relation to other officers. Our Chief Executive Officer does not make recommendations about his own compensation.

Based on the foregoing factors as well as the objectives described above, the Compensation Committee considers the total compensation that may be awarded to the named executive including the allocation among base salary, performance-based bonuses, equity incentives and benefits and perquisites. The Compensation Committee also takes into account the prior year’s annual cash compensation of each named executive as well as how total compensation compares as between individual named executives. In addition, the Compensation Committee also considers equity holdings, including equity awards previously granted and the vesting schedules of such awards. Except as described above, the Compensation Committee does not take into account amounts realized from prior compensation or payable upon termination or change of control in determining total compensation. The Compensation Committee’s goal in awarding compensation is to award compensation that is reasonable in relation to the objectives of our compensation program when all elements of potential compensation are considered.

Long-Term Incentive Award for CEO In September 2012, at the recommendation of our Compensation Committee, our Board determined to implement a long-term incentive program for our Chief Executive Officer starting in fiscal year 2013. The

Compensation Committee believes this long-term incentive program will serve to drive company performance and further align our long-term performance targets for our Chief Executive Officer with share performance and the interests of our stockholders, while offering strong retention value for our Chief Executive Officer. For fiscal year 2013, the program comprises three equity components, with a January 2, 2013 grant date. The first component, which comprises approximately 25% of the total value of the award, consists of a grant of 259,500 stock options that vest as to 33.3% of the grant at each anniversary of the grant date, with full vesting at the end of three years. The second component, which comprises approximately 25% of the total value of the award, is a performance-based award of restricted stock units with a target of 98,200 shares that will vest one year from the grant date if Mr. Bergeron achieves certain objective performance targets set at the beginning of fiscal year 2013. The award is forfeited if achievement is below 80% of the targets, and may be achieved at 100% to 150% of the target depending on the actual level of achievement. Consistent with the difficulty of achievement for performance-based awards for our named executives, unless there are unusual or unexpected factors affecting our key markets and our business, if Mr. Bergeron executes well, we expect that it is probable, though not certain, that such targets will be achieved at approximately 100%, and in the case of exceptional performance by Mr. Bergeron, the targets may be achieved at levels above 100%. The third component, which comprises approximately 50% of the total value of the award, consists of a performance-based award of restricted stock units with a target of 167,200 shares that will vest three years from the grant date based on our achievement of total shareholder return relative to peers on a stacked-ranking basis over a three year performance period from the date of grant, with peers defined as those companies comprising the S&P Technology Index at the end of performance period. Stock price performance during the three year period will be calculated based upon the stock price returns for VeriFone and each peer company as of January 2, 2013 and January 2, 2016, using a 60 trading day closing average preceding those dates. The award is forfeited if achievement is below 50% of the target, and may be achieved at a level up to 200% of the target depending on the actual level of achievement. The Committee determined that the design of this long-term incentive program, which places significant emphasis on performance-based awards in the form of restricted stock units and stock options and provides for increased payout levels for exceptional achievement, appropriately incentivizes our Chief Executive Officer to improve company performance and will help us retain our Chief Executive Officer.

Mix of Compensation Elements

As discussed above, we weigh compensation for the named executives primarily toward short-term performance-based compensation and long-term equity compensation. However, we do not have any pre-established targets relating to the mix between base salary, short-term performance-based compensation and long-term equity compensation. The Compensation Committee makes a determination as to the particular mix of a named executive’s total compensation for a particular year based on its review of the factors described above relating to how base salaries, short-term performance-based compensation and long-term equity compensation are set in each year. For fiscal year 2012 our Compensation Committee determined to award each named executive a performance-based equity award with vesting at the end of one year contingent upon our achievement of specified financial and business growth targets for fiscal year 2012 as one component of total fiscal year 2012 compensation. See “Grants of Plan-Based Awards” below for information about fiscal year 2012 equity awards to our named executives.

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

Under these guidelines, restricted stock units awarded and owned stock count toward the ownership level. An executive has a five year period over which to achieve the target ownership level. Ownership and progress toward guidelines is reviewed annually by the Compensation Committee.

Tax Considerations

Section 162(m) of the U.S. Internal Revenue Code places a limit on the tax deduction for compensation in excess of $1 million paid to certain “covered employees” of a publicly held corporation (generally, the corporation’s principal executive officer and its next three most highly compensated executive officers (other than the corporation’s chief financial officer) in the year that the compensation is paid). This limitation applies only to compensation that is not considered performance-based under the Section 162(m) rules. The Compensation Committee believes that it is in our best interests and the best interests of our stockholders to comply with the limitations of Section 162(m) of the Code to the extent practicable and consistent with retaining, attracting, and motivating our named executives. Our Bonus Plan may provide for performance based awards within the meaning of Section 162(m) and the Compensation Committee generally intends to grant awards under the Bonus Plan that are performance-based within the meaning of Section 162(m). However, the Compensation Committee retains the flexibility to pay non-deductible compensation in its discretion.

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

Employment-Related Agreements with Named Executives

We may enter into employment and severance agreements with one or more of our named executives if we determine that such an agreement is necessary to obtain a measure of assurance as to the executive’s continued employment in light of prevailing market competition for the particular position held by the named executive and the importance of the particular position, or if the Compensation Committee determines that an employment agreement is necessary and appropriate to attract, motivate, and retain executive talent in light of market conditions, the prior experience of the executive, or our practices with respect to other similarly situated employees. Based on an evaluation of these factors, we entered into an amended and restated employment agreement with our Chief Executive Officer, Mr. Bergeron, during the fiscal year ended October 31, 2009, which continues Mr. Bergeron’s employment with VeriFone through October 31, 2013, subject to automatic extension as described below. The terms of this employment agreement are described below under “Employment Agreement with our Chief Executive Officer.” Our severance terms with Mr. Rothman, our current Chief Financial Officer, include certain severance benefits in the event of a qualifying termination, as described below under “Severance Agreements with our Chief Financial Officer.”

Employment Agreement with our Chief Executive Officer

In the first half of fiscal year 2009, our Compensation Committee undertook a review of the compensation program for Mr. Bergeron, our Chief Executive Officer, in light of the then-pending expiration of his January 2007 amended and restated employment agreement (the “2007 Employment Agreement”) on October 31, 2009. The Compensation Committee was mindful of Mr. Bergeron’s role in our performance since July 2001 as well as our future performance. In conducting its review, the Compensation Committee also considered Mr. Bergeron’s compensation history with VeriFone, equity holdings and the vesting schedule of his equity awards to assess the extent to which those holdings and the remaining unvested awards helped to serve the Compensation Committee’s goal of retaining and motivating Mr. Bergeron. In addition, the Compensation Committee also conducted an evaluation of compensation levels, mix of compensation components and compensation structure for chief executive officers of peer group companies based on data provided by Compensia, the Compensation Committee’s independent executive compensation consultant, and took into consideration the stock performance of VeriFone relative to the stock performance of peer group companies during the preceding 12 months and 36 months.

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

Based on the Compensation Committee’s review, on April 8, 2009, we entered into an amended and restated employment agreement with Mr. Bergeron (the “2009 Employment Agreement”), which superseded the remaining employment term of Mr. Bergeron and related compensation benefits under the 2007 Employment Agreement. The 2009 Employment Agreement provides for an annual base salary for fiscal year 2009, subject to annual increases in subsequent fiscal years at the discretion of the Board upon recommendation of the Compensation Committee, and for potential annual cash bonuses. Annual bonus eligibility and any related bonus target will be determined for each year by the Compensation Committee in its discretion. Annual bonuses may be between 0% and 200% of the target bonus amount, based on Mr. Bergeron’s performance and the achievement of performance criteria to be established by our Compensation Committee. Further, to the extent that the Compensation Committee establishes an annual cash bonus target that is conditioned on our financial performance meeting specified targets, the Compensation Committee may, in its discretion, include a provision requiring that any bonus actually paid to Mr. Bergeron be reimbursed to us in the event or to the extent that, during a time period established by the Compensation Committee at the time such incentives are established, we announce a restatement of our financial results, a result of which is that the relevant performance threshold would no longer be met.

Under the 2009 Employment Agreement, the Compensation Committee recommended and the Board approved an annual base salary of $800,000 for Mr. Bergeron and an annual bonus target of $1.0 million for fiscal year 2012, which was the same as Mr. Bergeron’s annual base salary and annual bonus target for fiscal years 2011 and 2010. See “Determination of Compensation” and “Fiscal Year 2012 Bonus Determinations” in this CD&A for information regarding Mr. Bergeron’s compensation for fiscal year 2012.

Under the 2009 Employment Agreement, Mr. Bergeron is entitled to receive annual equity awards as determined by the Board upon the recommendation of the Compensation Committee, in amounts and under terms and conditions similar to those for his initial equity grant in fiscal year 2009. For fiscal year 2012, Mr. Bergeron received a grant of 186,000 time-based stock options and grants totaling 361,000 performance-based stock options. These equity award grants to Mr. Bergeron, and the goal achieved for each award, are discussed under “Grants of Plan-Based Awards” and “Long-Term Equity Incentive Compensation” below.

Effective April 30, 2012, the term of the 2009 Employment Agreement automatically extended for an additional 12 months and currently ends on October 31, 2013, and is subject to automatic renewal for additional one-year periods six months prior to the termination date unless we provide notice of our intent to not renew. If Mr. Bergeron’s employment is terminated without cause or if Mr. Bergeron terminates his employment for good reason, then Mr. Bergeron may be entitled to severance equal to one year’s current base salary and bonus paid for the immediately previous fiscal year provided that any severance payments are conditioned on Mr. Bergeron’s compliance with the noncompetition and nonsolicitation provisions of the 2009 Employment Agreement. We have the option to extend the noncompetition and nonsolicitation period for an additional year, by paying Mr. Bergeron an additional year’s severance. In the event of a termination of Mr. Bergeron’s employment without cause or if Mr. Bergeron terminates his employment for good reason, Mr. Bergeron will be entitled to receive continuation of medical benefits for two years following the termination date on terms substantially the same as in effect immediately preceding the termination. Certain of our equity awards to Mr. Bergeron also include provisions for acceleration upon a qualifying termination in connection with a change of control. A qualifying termination occurs if Mr. Bergeron’s employment is terminated other than for cause or if he resigns for good reason in the period beginning 90 days prior to a change in control and ending 12 months after a change in control. A change in control means any of the following events, subject to specified exceptions:

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

See “Potential Payments Upon Termination or Change of Control.”

Severance Agreements with our Former and Current Chief Financial Officer

Mr. Dykes

Mr. Dykes served as our Chief Financial Officer from September 9, 2008 to February 4, 2013. On February 4, 2013, we announced the appointment of Mr. Rothman as our Chief Financial Officer, succeeding Mr. Dykes effective February 4, 2013, and Mr. Dykes’ retirement from VeriFone effective February 28, 2013.

In connection with Mr. Dykes’ retirement, we and Mr. Dykes entered into a Separation Agreement, dated February 1, 2013 (the “Separation Agreement”), that replaces all previous severance agreements between Mr. Dykes and us. Pursuant to the Separation Agreement, following Mr. Dykes’ planned retirement date of February 28, 2013, Mr. Dykes will remain available to assist us with respect to transition matters on an as-needed basis for the period from March 1, 2013 to May 1, 2013. During this period, Mr. Dykes will receive, subject to the terms and conditions set forth in the Separation Agreement, continued vesting of his outstanding and unvested equity awards, based on their current vesting schedule and terms, to and inclusive of May 1, 2013, and continued coverage under our standard health and welfare benefit plans.

Mr. Rothman

In connection with our appointment of Mr. Rothman as Chief Financial Officer, on February 4, 2013, we entered into certain severance terms with Mr. Rothman, which require us to provide specified payments and benefits to Mr. Rothman upon a qualifying termination (meaning a termination by us other than for cause or a termination by Mr. Rothman for good reason) or if we undergo a change of control that results in a qualifying termination of Mr. Rothman’s employment. If there is a qualifying termination, then we shall pay Mr. Rothman, within ten days following the date of termination, a sum equal to the total of: (i) Mr. Rothman’s base salary through the date of termination and any bonuses that have become payable and have not been paid or deferred, (ii) any accrued vacation pay and compensation previously deferred, other than pursuant to a tax-qualified plan; (iii) any amounts due under any plan or program in accordance with their terms; and (iv) a lump-sum cash payment equal to Mr. Rothman’s annual base salary during the six-month period immediately prior to the date of termination. In connection with a qualifying termination, we must also provide Mr.

Rothman with continuing medical, insurance and related benefits for six months following the date of such termination. Furthermore, the terms of the grant agreements for Mr. Rothman’s initial equity awards provide that in connection with a person or group of persons becoming the beneficial owner of 40% or more of our outstanding voting securities, a merger or similar transaction, or the sale of all or substantially all of our assets that constitutes a change in control, and the change in control results in a qualifying termination of Mr. Rothman’s employment (as defined in the grant agreements), any stock options, restricted stock and other stock-based rights that are covered by the award agreements shall vest in full pursuant to our 2006 Equity Incentive Plan.

Indemnification Agreements

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

Determination of Compensation

Role of Compensation Consultants

We and the Compensation Committee consult from time to time with executive compensation consultants and consider the compensation levels of companies within our industry and other industries that compete for the same talent. We also subscribe to certain third-party compensation survey services that allow us and the Compensation Committee to access reports and compensation survey data detailing compensation practices at peer companies and in the relevant geographical locations for benchmarking purposes. In determining compensation policies and programs for our named executives, the Compensation Committee also considers the guidelines on executive pay practices periodically published by shareholder advisory firms. Neither we nor the Compensation Committee has maintained any long-term contractual relationship with any compensation consultant, but in recent years the Compensation Committee has retained an independent executive compensation consultant in connection with its review of compensation for the named executives. Periodically, the Compensation Committee also retains compensation consultants to assist in the design of programs that affect named executive compensation. As described below, in fiscal year 2012, the Compensation Committee used market data and analysis from Compensia in reviewing our compensation levels and the proposed structure of the compensation program for our Chief Executive Officer and other named executives. Neither Compensia nor any of its affiliates provided any services to VeriFone other than the services requested by the Compensation Committee.

Competitive Data

Our Compensation Committee relies upon market data and executive compensation data and trends of our peer group companies from independent compensation consultants in making executive compensation decisions. For fiscal year 2012, our Compensation Committee engaged Compensia to prepare analyses and reports, including an analysis of base salary and merit increase metrics and short- and long-term incentive plan practices in the general high technology industry and an evaluation of the competitiveness of our executive compensation program which focused on current trends and practices in pay-for-performance, short-term incentive plans and executive and company-side long-term incentive grants among peer group companies as well as the general high technology market. In addition, for fiscal year 2012, the Compensation Committee reviewed a detailed compensation assessment prepared by Compensia of our CEO compensation program compared to that of peer group companies. The peer group companies reviewed and approved by the Compensation Committee are primarily technology companies, some of which compete with us for business or for executive talent. The Compensation Committee’s intent was to choose peer group companies that have one or more attributes significantly similar to us, including size (evaluated on the basis of revenue and market capitalization), location, general industry, or products. For fiscal year 2012, in light of our growth through strategic initiatives and increased revenue and market capitalization, the Compensation Committee determined to review executive compensation relevant to a peer group consisting of companies with financial characteristics at about the same level as ours, with some reference to our projected near term growth at the time of the compensation assessment. The Compensation Committee reviewed this and other benchmarking data and market trends derived from additional surveys and market information with representatives of our Human Resources department.

The following companies made up the peer group companies for fiscal year 2012:

Alliance Data Systems	Linear Technology
Altera	MICROS Systems
Brocade Communications Systems	Nuance Communications
Equinix	NVIDIA
Global Payments	ON Semiconductor
Itron	Teradyne
Lender Processing Services	Xilinx

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

The Compensation Committee reviewed our executive compensation programs and practices, and analyzed, for each named executive, all existing elements of compensation (including base pay, cash bonus awards, short-term performance-based equity awards, and long-term compensation in the form of equity awards). In evaluating the competitiveness of our executive compensation program and setting executive compensation, the Compensation Committee compared these compensation components separately, and in total, to compensation at the peer group companies. For fiscal year 2012, the Compensation Committee generally weighed the mix of compensation to the named executives, other than for our Chief Financial Officer, more toward long-term incentive awards, with total cash compensation levels at the 25th to 50th percentile of peer group companies and awards of long-term incentive awards in the 75th to 100th percentile of peer group companies. Total aggregate compensation for named executives, except for our Chief Financial Officer, including long-term incentive awards, remained at the top quartile of peer group companies as appropriate to retain and motivate our most talented and experienced executives. For our Chief Financial Officer, the Compensation Committee set total cash compensation and long-term incentive award levels at approximately the 50th percentile compared to peer group companies.

At our 2012 Annual Meeting held on June 27, 2012, we provided our stockholders with the opportunity to cast an advisory vote on our fiscal year 2011 executive compensation programs and policies (a “say-on-pay proposal”) and approximately 89% of the votes were in favor of the proposal. The Compensation Committee reviews the outcome of our stockholders’ advisory vote on each year’s say-on-pay proposal in its evaluation and determination of executive compensation. The Compensation Committee considered the results of the stockholders’ advisory vote at our 2012 Annual Meeting, and did not make any changes to our executive compensation policies and decisions as a result of such vote.

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

Fiscal Year 2012 Annual Base Salary Determination

The Compensation Committee set fiscal year 2012 annual base salaries of the named executives as follows:

Named Executives	Fiscal Year 2012
Douglas G. Bergeron	$800,000
Robert Dykes	$430,000
Jeff Dumbrell	$350,000

Named Executives	Fiscal Year 2012
Albert Liu	$350,000
Eliezer Yanay (1)	$332,481

(1)	Mr. Yanay’s annual base salary is set and paid in Israeli New Shekels. For disclosure purposes, Mr. Yanay’s annual base salary of ILS 1,300,000 has been converted from Israeli New Shekels to U.S. Dollars at the October 31, 2012 exchange rate of 3.910 Shekels per one U.S. Dollar.

For the fiscal year ended October 31, 2012, the Compensation Committee generally set the annual base salary of each of our named executives after consideration of a number of factors, including similar arrangements in place at our peer group companies, the total fiscal year 2012 compensation package to be set for each named executive as well as total compensation in past fiscal years, each named executive’s performance during the past fiscal year including based on the review by Mr. Bergeron of each named executive’s achievements, the extent of relevant experience of each named executive, and each named executive’s expected role and scope of responsibilities within our company for fiscal year 2012. The Compensation Committee also takes into consideration any significant increase in a particular named executive’s responsibilities compared to the previous year.

The fiscal year 2012 base salary amount for Mr. Bergeron was set by the Compensation Committee in December 2011. In determining Mr. Bergeron’s salary level (and compensation) for fiscal year 2012, the Compensation Committee engaged Compensia, an independent executive compensation consultant, to prepare an assessment of the components of Mr. Bergeron’s compensation against peer group company data. The Compensation Committee evaluated Mr. Bergeron’s leadership and performance as well as our overall financial and stock price performance against peer group companies in determining the compensation levels appropriate to retain and incentivize Mr. Bergeron. The companies forming part of our peer group are identified under “Determination of Compensation-Competitive Data” of the CD&A included in this Form 10-K/A.

Performance-Based Bonuses

Each of our named executives was eligible for performance-based cash bonuses as a component of overall compensation as well as to provide an incentive and reward for superior performance over the short-term. For fiscal year 2012, Mr. Bergeron and our other named executives were each eligible for an annual performance-based cash bonus. In addition to an annual performance-based bonus, Messrs. Dykes, Liu and Yanay were each eligible for semi-annual performance-based bonuses and Mr. Dumbrell was eligible for quarterly performance-based cash bonuses. Quarterly bonuses are generally paid in cash in the fiscal quarter following the applicable period’s performance and are intended to account for approximately 75% of the aggregate bonus compensation for Mr. Dumbrell. The semi-annual cash bonus is intended to account for approximately one-third of the aggregate bonus compensation for Mr. Dykes, one-half of the aggregate bonus compensation for Mr. Liu and 75% of the aggregate bonus compensation of Mr. Yanay, and is paid in June for the first six months of our fiscal year and in December for the last six months of our fiscal year. Annual bonuses are typically approved by the Board upon recommendation of the Compensation Committee and paid in cash the first fiscal quarter of each year based on our financial performance during the prior fiscal year and on the individual performance of the named executives, in each case based on pre-established targets and objectives.

In setting annual bonus compensation, the Compensation Committee determines a target dollar value for annual bonus awards at the beginning of the fiscal year. For fiscal year 2012, the annual bonus compensation accounted for all of the bonus compensation of our CEO, one-fourth of the total cash bonus compensation of Messrs. Dumbrell and Yanay, approximately two-thirds of the total cash bonus compensation of Mr. Dykes, and one-half of the total cash bonus compensation of Mr. Liu. Under the 2009 Employment Agreement, the Compensation Committee has the discretion to deliver between 0% and 200% of the target annual bonus compensation for our CEO. For fiscal year 2012, one-half of Mr. Bergeron’s target annual bonus may be paid at the discretion of the Board based on Mr. Bergeron’s performance during fiscal year 2012 and the remaining one-half may be paid based on VeriFone achieving a target non-GAAP net income per share set based on our plan approved by the Board at the beginning of the fiscal year.

For our other named executives, the Compensation Committee generally allocates at least 80% of a named executive’s total performance bonus based on performance against pre-established performance objectives. For fiscal year 2012, 100% of the total performance-based bonus for Messrs. Dykes, Liu and Yanay (who are non-sales named executives) and 90% of the total performance bonus for Mr. Dumbrell (who serves as a named executive in a sales role) were based on pre-established performance objectives, which were as follows:

•

Our actual corporate financial performance for the service period in comparison to internal financial performance forecasts prepared by our management and presented to the Compensation Committee and the Board in the first quarter of each fiscal year. This includes overall financial performance on a consolidated basis as well as performance of individual business units that a named executive is responsible for managing.

•	Successful execution related to key strategic initiatives such as integration of acquired businesses.

•

Performance objectives for the business units managed by each named executive and individual performance objectives for each named executive, including considerations relating to increased responsibilities performed by a named executive during the fiscal year which were not contemplated when the named executive’s target bonus was established.

•	Performance considerations relating to unforeseen events during the prior year.

These factors are described in further detail below:

Objective Portion of Bonuses

1. Financial Performance

In the first quarter of each fiscal year, the Compensation Committee and the Board receives financial forecasts from management. Based on its review of the financial forecasts and its assessment of the probability of achieving these forecasts and after consultation with management and the full Board, the Compensation Committee approves the financial performance metrics for the named executives. These metrics serve as the primary basis for the Compensation Committee’s evaluation of corporate financial performance. These financial performance metrics are set forth below:

Financial Performance Metric	Description
Non-GAAP net revenues (1), (3)	Growth in revenues is an essential component of long-term success and viability. Non-GAAP net revenues is used by us in addition to revenues recognized in accordance with GAAP, and is a non-GAAP financial measure.

Non-GAAP net income and non-GAAP net income per share (2), (3)	Growth in non-GAAP net income and non-GAAP net income per share provides an indicator of our ability to generate returns on our operations and fund future growth. These are non-GAAP financial measures that we have historically used to evaluate our performance and compare our current results with those for prior periods as well as with the results of other companies in our industry. These non-GAAP financial measures have also been used by investment analysts to evaluate our performance.

(1)	For fiscal year 2012, non-GAAP net revenues was calculated by adding back the amortization of step-down in deferred revenue on acquisitions to our GAAP revenue. We refer to this measure as non-GAAP net revenues in our reports of our financial results on Form 8-K.
(2)	Non-GAAP net income and non-GAAP net income per share are non-GAAP financial measures that we use in addition to GAAP results to evaluate our performance and compare our results to other companies. We refer to these measures as non-GAAP net income and non-GAAP net income per share in our reports of our financial results on Form 8-K. Non-GAAP net income and non-GAAP net income per share are calculated by excluding the following GAAP items from GAAP net income (loss) as reported: amortization of step-down in deferred revenue on acquisition; stock-based compensation; acquisition, divestiture and restructure related adjustments; amortization of purchased intangible assets; costs of efficiency initiatives; patent litigation loss contingency expense; non-cash interest expense; non-operating gains (losses); and the income tax effect of non-GAAP exclusions. In connection with our 1.375% Senior Convertible Notes we had entered into certain note hedge transactions. We repaid these Notes in cash upon maturity on June 15, 2012, and the then outstanding note hedge transactions expired unused on June 15, 2012. Non-GAAP diluted shares reflect the offset of shares that would have been deliverable in the periods presented prior to the maturity of the Notes pursuant to note hedge transactions. Under GAAP, shares delivered in hedge transactions are not considered offsetting shares in the fully diluted share calculation until they are actually delivered.
(3)	Each fiscal quarter and for each fiscal year we report non-GAAP net revenues, non-GAAP net income and non-GAAP net income per share in our reports of our financial results on Form 8-K. For the fiscal year ended October 31, 2012, our GAAP financial statements and the items to reconcile to our non-GAAP financial measures are described and included in our Form 8-K filed December 13, 2012 for our fourth quarter and fiscal year 2012 results; Form 8-K filed September 5, 2012 for our third quarter 2012 results; Form 8-Ks filed May 29, 2012 and May 24, 2012 for our second quarter 2012 results and Form 8-K filed March 5, 2012 for our first quarter 2012 results.

The Compensation Committee views financial and corporate performance as the most important factor in determining a named executive’s annual bonus. A summary of our actual achievement against the above company-wide financial metric targets for the corporate component of our named executives’ performance-based awards for fiscal year 2012 is disclosed under “Fiscal Year 2012 Bonus Determinations-Determination of 2012 Target Bonus Amount.” Corporate achievement of the non-GAAP net revenues and non-GAAP net income targets must be at 80% or greater for both components in order for any award on either component. In addition to the above, a portion of the fiscal year 2012 quarterly performance-based bonus for Mr. Dumbrell was measured against pre-established contribution margin and gross margin targets for the business units that he manages.

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

After the completion of the fiscal year, the Compensation Committee meets with the Chief Executive Officer to review whether the Chief Executive Officer’s pre-established individual performance goals were met and to provide the Chief Executive Officer with an opportunity to present what he believes are his significant contributions to our company for the fiscal year. The Compensation Committee also reviews the individual performance of each other named executive with the Chief Executive Officer. In determining the overall individual performance of each named executive other than the Chief Executive Officer, the Compensation Committee places substantial weight on the Chief Executive Officer’s recommendations and its discussions with the Chief Executive Officer regarding the performance of the other named executives.

4. Difficulty of Achieving Performance Targets

In formulating the performance targets for executive compensation, the Compensation Committee balances the consideration of the likelihood of achieving such performance targets with the effectiveness of such targets in incentivizing our named executives’ performance. The Compensation Committee aims to set company-wide and business-unit specific financial performance targets that are expected to be possible, but not easy, to achieve with meaningful effort. On a year-over-year basis, we typically plan for double-digit percentage growth in each of non-GAAP revenue, non-GAAP net income and non-GAAP net income per share when setting Plan targets, after taking into account growth opportunities, strategic initiatives and market position as well as any countervailing considerations. Therefore, in general, unless there are unusual or unexpected factors affecting our key markets or a key business unit or region or if a named executive fails to adequately execute on planned initiatives, it is probable, though not certain, that targets will be achieved at approximately 100% with meaningful effort. We estimate that there is generally less than a 50% chance that targets are achieved at materially greater than 100%. In fiscal year 2012, the corporate level targets were achieved in the range of 90th percentile to 120th percentile, in each case rounded to the nearest tenth percentile. Business-unit specific financial performance was achieved in the range of 80th percentile to 110th percentile, in each case rounded to the nearest tenth percentile.

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

1. Individual Bonus Targets

A portion of a named executive’s bonus target may be awarded based on a subjective evaluation of the named executive’s performance. For fiscal year 2012, approximately 10% of the total cash bonus target for Mr. Dumbrell was awarded each quarter based on whether he met or exceeded our CEO’s expectations following our CEO’s subjective review of his individual performance during each quarter. This performance assessment is evaluated subjectively and typically based on qualitative factors such as management abilities and staff development.

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

Fiscal Year 2012 Bonus Determinations

Determination of 2012 Target Bonus Amount

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

A summary of our actual achievement against company-wide financial performance metrics used as targets for the corporate components of our named executives’ performance-based awards for fiscal year 2012 is disclosed below:

	Actual Company Achievement (in thousands except per share data)
Financial Performance Measure (1)	Q1	Q2	Q3	Q4	H1	H2	FY
Non-GAAP Net Revenue (2)	$425,200	$479,364	$493,219	$488,557	$904,564	$981,776	$1,886,340
Non-GAAP Net Income (3)	64,045	71,437	83,214	83,486	135,482	166,700	302,181
Non-GAAP Net Income per Share (diluted)	—	—	—	—	—	—	$2.74

Percentile of Attainment of Company-Wide Plan Target (rounded to nearest tenth percentile)
Attainment percentile:	Q1	Q2	Q3	Q4	H1	H2	FY
Non-GAAP Net Revenue (2)	100th	100th	100th	100th	100th	100th	100th
Non-GAAP Net Income (3)	110th	120th	110th	90th	110th	100th	110th
Non-GAAP Net Income per Share (diluted)	—	—	—	—	—	—	110th

(1)	Refer to disclosures under “Objective Portion of Bonuses” in this CD&A for further description of how we determine these non-GAAP financial performance measures.
(2)	A reconciliation of non-GAAP revenue to GAAP revenue for the periods presented is as follows (in thousands):

	Q1	Q2	Q3	Q4	H1	H2	FY
Non-GAAP Net Revenue	$425,200	$479,364	$493,219	$488,557	$904,564	$981,776	$1,886,340
Amortization of step-down in deferred revenue on acquisition	(5,676)	(7,346)	(4,169)	(3,178)	(13,022)	(7,347)	(20,369)

GAAP Net Revenue	$419,524	$472,018	$489,050	$485,379	$891,542	$974,429	$1,865,971

(3)	A reconciliation of non-GAAP net income attributable our stockholders to GAAP net income attributable to our stockholders for the periods presented is as follows (in thousands):

	Q1	Q2	Q3	Q4	H1	H2	FY
Non-GAAP Net Income	$64,045	$71,437	$83,214	$83,486	$135,482	$166,700	$302,181
Amortization of step-down in deferred revenue on acquisition	(5,676)	(7,346)	(4,169)	(3,287)	(13,022)	(7,456)	(20,478)
Stock-based compensation	(10,704)	(11,023)	(12,445)	(10,382)	(21,727)	(22,827)	(44,554)
Acquisition, divestiture and restructure related adjustments	(46,880)	(13,577)	(3,899)	(71)	(60,457)	(3,970)	(64,427)
Amortization of purchased intangible assets	(22,104)	(34,471)	(33,759)	(33,931)	(56,575)	(67,690)	(124,263)
Costs of efficiency initiatives	—	—	—	(1,552)	—	(1,552)	(1,552)
Patent litigation loss contingency expense	—	(17,632)	—	—	(17,632)	—	(17,632)
Non-cash interest expense	(6,227)	(4,094)	(2,087)	(3,151)	(10,321)	(5,238)	(15,559)
Non-operating gains (losses)	(48)	(98)	(393)	(3,602)	(146)	(3,995)	(4,141)
Income tax effect of non-GAAP exclusions	24,471	20,281	11,233	(525)	44,752	10,708	55,458

GAAP Net Income	$(3,123)	$3,477	$37,695	$26,985	$354	$64,680	$65,033

Weighted average number of shares used in computing non-GAAP Net Income per Share (Diluted)							110,222
Hedge on Convertible Notes Dilution							93

GAAP Diluted Shares in Computing Net Income Per Share							110,315

Annual Target Bonus

For fiscal year 2012, the Compensation Committee approved the following annual target bonuses for the named executives:

Named Executive	Target
Douglas G. Bergeron	$1,000,000
Robert Dykes	$215,000
Jeff Dumbrell	$50,000
Albert Liu	$100,000
Eliezer Yanay (1)	$38,363

(1)	Mr. Yanay’s annual bonus amount is set and paid in Israeli New Shekels. For disclosure purposes, Mr. Yanay’s annual bonus amount of ILS 150,000 has been converted from Israeli New Shekels to U.S. Dollars at the October 31, 2012 exchange rate of 3.910 Shekels per one U.S. Dollar.

For fiscal year 2012, the annual bonus for each of Messrs. Dykes, Liu and Yanay was based entirely on objective performance-based factors, and for Mr. Dumbrell was based 90% on objective performance-based factors. Under the 2009 Employment Agreement, Mr. Bergeron may receive between 0% and 200% of his target annual bonus. For fiscal year 2012, one-half of Mr. Bergeron’s annual target bonus is based on whether our non-GAAP net income per share for fiscal year 2012 meets or exceeds a target set by the Board consistent with our plan and forecasts at the beginning of the fiscal year. The rest of Mr. Bergeron’s annual bonus is based on Mr. Bergeron’s personal performance as determined by the Board with consideration of VeriFone’s overall financial performance and the Board’s evaluation of Mr. Bergeron’s execution on strategic initiatives and leadership. Accordingly, Mr. Bergeron may receive a bonus that is greater or less than his annual target bonus, depending on whether, and to what extent performance and other conditions are satisfied and the Board’s evaluation of his performance, up to a maximum total cash bonus of 200% of his target annual bonus. For each named executive other than the Chief Executive Officer, a portion of the target annual bonus is measured based on our actual corporate financial performance for the service period compared to the financial plan developed at the beginning of the fiscal year and may be paid at 0% or, for achievement at or above 80% of both financial targets, based on the actual percent of achievement. Messrs. Dykes, Liu and Yanay may receive between 0% and 200% of the portion of his annual target bonus that is measured against pre-set personal performance objectives which are specific for each named executive. A portion of the target annual bonus for Mr. Dumbrell is measured against business-unit specific performance criteria and may be paid out at 0% or, for achievement over a minimum percentage, at 50% to 200%. For Mr. Dumbrell, 10% of his annual bonus was allocated based on discretionary qualitative criteria. Accordingly, each named executive may receive an annual bonus that is greater or less than his annual target bonus, and which could be zero.

For fiscal year 2012, for each of Messrs. Dykes, Liu and Yanay, 60% of the annual bonus was allocated based on the achievement of pre-set targets for non-GAAP net revenues and non-GAAP net income. The remaining 40% of the annual bonus for each of Messrs. Dykes, Liu and Yanay was based on achievement against pre-set personal performance objectives. For fiscal year 2012, 30% of the annual bonus for Mr. Dumbrell was allocated based on the achievement of pre-set targets for non-GAAP net revenues and non-GAAP net income. An additional 60% of the annual bonus for Mr. Dumbrell was allocated based on a set of business unit-specific financial criteria consistent with overall corporate goals and objectives, with each given equal weighting toward the business-unit specific component of his annual bonus. The remaining 10% of Mr. Dumbrell’s annual bonus was allocated based on discretionary qualitative criteria. For Mr. Dykes, the personal performance objectives for fiscal year 2012 were continued efforts toward integration of acquired businesses, enhancement of financial systems, completion of key organizational initiatives and achievement of goals related to expense controls and operational efficiencies. Mr. Liu’s personal performance objectives for fiscal year 2012 were contributions to corporate development initiatives, strategic transactions, business process enhancements related to Mr. Liu’s areas of responsibility and key organizational initiatives. Mr. Yanay’s personal performance objectives for fiscal year 2012 were completion of key organization initiatives for our global operations and enhancement of operational efficiencies, including for acquired business operations. For Mr. Dumbrell, the business unit-specific criteria for fiscal year 2012 were attainment of specified business unit contribution and gross margin targets as to the business operations that Mr. Dumbrell manages.

The following table provides a summary of the annual bonus performance targets, weighting of each and award for fiscal year 2012:

Named Executive	Fiscal Year 2012 Performance Goals	Weighting	Minimum	Maximum
Douglas G. Bergeron	Non-GAAP net income per share	50.0%	$—	$1,000,000
	Board review of performance	50.0%	$—	$1,000,000

Robert Dykes	Non-GAAP net revenues	30.0%	$—	$64,500	(1)
	Non-GAAP net income	30.0%	$—	$64,500	(1)
	Personal performance objectives	40.0%	$—	$86,000	(3)

Jeff Dumbrell	Non-GAAP net revenues	15.0%	$—	$7,500	(1)
	Non-GAAP net income	15.0%	$—	$7,500	(1)
	Business unit-specific criteria	60.0%	$—	$30,000	(4)
	Discretionary qualitative criteria	10.0%	$—	$5,000	(3)

Albert Liu	Non-GAAP net revenues	30.0%	$—	$30,000	(1)
	Non-GAAP net income	30.0%	$—	$30,000	(1)
	Personal performance objectives	40.0%	$—	$40,000	(3)

Eliezer Yanay (2)	Non-GAAP net revenues	30.0%	$—	$11,509	(1)
	Non-GAAP net income	30.0%	$—	$11,509	(1)
	Personal performance objectives	40.0%	$—	$15,345	(3)

(1)	These amounts represent achievement at 100%. In the event we achieve non-GAAP net revenues and non-GAAP net income at above 100% of the target for each such financial metric, the annual bonus based on such metric shall be earned at the actual percent of achievement for each of Messrs. Dykes, Dumbrell, Liu and Yanay. Achievement at 80% or greater of both financial targets is required for any award on either component.
(2)	Mr. Yanay’s annual bonus amount is set and paid in Israeli New Shekels. For disclosure purposes, the components of Mr. Yanay’s annual bonus have been converted from Israeli New Shekels to U.S. Dollars at the October 31, 2012 exchange rate of 3.910 Shekels per one U.S. Dollar.
(3)	These amounts represent achievement at 100% of target. Messrs. Dykes, Liu and Yanay may receive between 0% and 200% of the portion of his annual target bonus that is measured against pre-set personal performance objectives, which are specific for each named executive. Mr. Dumbrell may receive between 0% and 200% of the portion of his annual target bonus that is measured against discretionary qualitative criteria.
(4)	These amounts represent achievement at 100% of target. The business unit-specific criteria for Mr. Dumbrell are contribution margin and gross margin. Contribution margin criteria must be at 80% attainment or higher for any payout and gross margin criteria must be at 90% attainment or higher for any payout, in each case with a maximum payout of 200%.

Annual Bonus Awards

A summary of our actual achievement against company-wide financial performance metrics used as targets for the corporate components of our named executives’ performance-based awards for fiscal year 2012 is provided under “Fiscal Year 2012 Bonus Determinations — Determination of 2012 Target Bonus Amount” of this CD&A. Following the end of fiscal year 2012, our Compensation Committee undertook a review of VeriFone’s financial performance compared to the board-approved plan for fiscal year 2012, as well as compared to peer group companies as measured by growth in revenues, net income, operating income, market capitalization and total shareholder return as prepared and reported by Compensia at the Compensation Committee’s request.

For fiscal year 2012, corporate achievement of non-GAAP net income per share, which accounts for 50% of Mr. Bergeron’s annual bonus award, was achieved at the 110th percentile, rounded to the nearest tenth percentile. While the Compensation Committee and Board recognized Mr. Bergeron’s execution and successful leadership on some of our key initiatives during fiscal year 2012, following review of our overall fiscal year 2012 performance, the Compensation Committee determined and Mr. Bergeron agreed that Mr. Bergeron would forego any annual bonus award for fiscal year 2012. Accordingly, Mr. Bergeron did not receive any annual bonus award for fiscal year 2012.

Based on the fiscal year 2012 corporate achievement for non-GAAP net revenues and non-GAAP net income, each of our named executives, other than Mr. Bergeron, earned a payout of the annual bonus award for fiscal year 2012 at the actual percentage achievement at or above 100% for the portion of their annual performance based on such financial metric.

Messrs. Dykes, Liu and Yanay each achieved the personal performance objectives component of their annual bonus at 100% for fiscal year 2012. Mr. Dumbrell achieved his business unit-specific criteria at the 100th percentile (rounded to the nearest tenth percentile) for both the contribution margin and the gross margin components and, as a result, received a payout for both the contribution margin component and the gross margin component. At the end of fiscal year 2012, Mr. Dumbrell achieved 100% of his discretionary qualitative bonus, which was based on the CEO’s subjective evaluation of his management of his business units, overall staff management and development and management of customer relationships.

Mr. Bergeron, who interfaces directly with each named executive throughout the year and observes and evaluates his execution at both the business unit level and the corporate level, performs the initial assessment of achievement of these business unit criteria. Mr. Bergeron’s recommendation is then presented to the Compensation Committee for review and approval. For fiscal year 2012, targets were established such that a named executive would receive achievement at up to a maximum of 200% of the non-financial business unit level components of the annual bonus if he executes well and meets or exceeds expectations as to all the criteria for his business unit, with a minimum achievement of 80%. In addition, both corporate achievement components for the fiscal year must be met at 80% or more. For the financial components of contribution margin and gross margin that, for fiscal year 2012 apply to Mr. Dumbrell, the business unit objectives may be achieved at a range of 0% up to a maximum of 200% based on actual achievement of the metrics against targets. The Compensation Committee has the discretion to determine that a named executive has achieved the business-unit specific criteria at greater than 100%, although we expect that the Compensation Committee would do so infrequently and in limited circumstances. For fiscal year 2012, no components were paid above the maximum range for such target.

For fiscal year 2012, the Compensation Committee determined, after considering the fiscal year performance and the recommendation of management, that each of the named executives other than Mr. Bergeron would receive the earned annual cash bonuses in the form of a performance-based award of restricted stock units of equivalent value in lieu of the cash award. Such equity awards vest at the one-year anniversary of their grant date, subject to VeriFone’s achievement of a minimum non-GAAP net income per share target for fiscal year 2013 and the named executive’s continued employment with VeriFone on the vest date.

The following table shows the annual bonus awards earned by our named executives for fiscal year 2012:

Named Executive	Fiscal Year 2012 Annual Bonus Awarded
Douglas G. Bergeron (1)	$—
Robert Dykes (2)	$222,525
Jeff Dumbrell (3)	$49,925
Albert Liu (4)	$103,500
Eliezer Yanay (5)	$39,706

(1)	As disclosed above, the Compensation Committee and Mr. Bergeron agreed that Mr. Bergeron would forego any annual cash bonus award earned for fiscal year 2012 and, therefore, Mr. Bergeron did not receive any award of annual bonus for fiscal year 2012.
(2)	Mr. Dykes received an award of 7,286 restricted stock units, granted on January 2, 2013, in lieu of cash for his annual bonus award. Such award vests on the one-year anniversary of the grant date subject to VeriFone’s achievement of a minimum non-GAAP net income per share target for fiscal year 2013 and the named executive’s continued employment with VeriFone on the vest date. On February 4, 2013, we announced Mr. Dykes’ retirement as our Chief Financial Officer effective February 4, 2013 and retirement from VeriFone effective May 1, 2013. Since Mr. Dykes’ retirement from VeriFone will occur prior to the vest date of the award of 7,286 restricted stock units, such award will be considered forfeited upon Mr. Dykes’ retirement.
(3)	Mr. Dumbrell received an award of 1,634 restricted stock units, granted on January 2, 2013, in lieu of cash for his annual bonus award. Such award vests on the one-year anniversary of the grant date subject to VeriFone’s achievement of a minimum non-GAAP net income per share target for fiscal year 2013 and the named executive’s continued employment with VeriFone on the vest date.

(4)	Mr. Liu received an award of 3,388 restricted stock units, granted on January 2, 2013, in lieu of cash for his annual bonus award. Such award vests on the one-year anniversary of the grant date subject to VeriFone’s achievement of a minimum non-GAAP net income per share target for fiscal year 2013 and the named executive’s continued employment with VeriFone on the vest date.
(5)	Mr. Yanay received an award of 1,333 restricted stock units, granted on January 2, 2013, in lieu of cash for his annual bonus award. Such award vests on the one-year anniversary of the grant date subject to VeriFone’s achievement of a minimum non-GAAP net income per share target for fiscal year 2013 and the named executive’s continued employment with VeriFone on the vest date. Mr. Yanay’s annual bonus amount is set and paid in Israeli New Shekels. For disclosure purposes, Mr. Yanay’s annual bonus award of ILS 150,000 has been converted from Israeli New Shekels to U.S. Dollars at the October 31, 2012 exchange rate of 3.910 Shekels per one U.S. Dollar.

Determination of 2012 Semi-Annual and Quarterly Target Bonus Amounts

In the first quarter of each fiscal year, the Compensation Committee sets quarterly bonus targets for each sales executive and semi-annual bonus targets for each non-sales executive, other than our CEO. For fiscal year 2012, Mr. Dumbrell received quarterly bonus targets and each of Messrs. Dykes, Liu and Yanay received semi-annual bonus targets. Messrs. Dykes, Liu and Yanay’s semi-annual bonus targets are awarded based solely on performance-based goals established by the Compensation Committee and performance-based objectives recommended to the Compensation Committee by the CEO. Approximately 90% of the quarterly bonus targets of Mr. Dumbrell, which we refer to as performance target bonus in the below table, is awarded if performance-based goals established by the Compensation Committee for the quarter are met. The remaining 10% of such bonus targets, which we refer to as individual bonus in the below table, is not based on pre-set objectives, but rather is awarded if Mr. Dumbrell has met or exceeded the expectations of our CEO based on our CEO’s subjective review of Mr. Dumbrell’s individual performance during the quarter.

For fiscal year 2012, 60% of the semi-annual performance bonus for each of Messrs. Dykes, Liu and Yanay was based on the corporate financial performance metrics and 40% of such bonus was measured on each named executive achieving personal performance objectives specific to the areas of responsibilities and the organization managed by each such named executive. For Mr. Dykes, this included continued efforts toward integration of acquired businesses, implementing cost-savings and expense-control measures, development of the finance organization and infrastructure in-line with our growth, and implementing process improvements. For Mr. Liu, the primary achievements were strong execution on corporate development initiatives and strategic transactions, continued efforts toward integration of acquired businesses, managing corporate development initiatives and implementing business process enhancements. For Mr. Yanay, personal performance objective measures were achievement of operational efficiencies, continued efforts toward integration of the operations of acquired businesses, including the Hypercom and Point businesses, and effecting additional cost-savings and operational synergies.

For Mr. Dumbrell, quarterly performance target bonus was based on (1) the corporate financial performance metrics, (2) the contribution by his business unit to our operating income for the quarter, referred to as the contribution margin and (3) the gross margin achieved by his business unit for the quarter. For fiscal year 2012, 30% of each of Mr. Dumbrell’s quarterly performance target bonus was based on achievement of the corporate financial performance metrics, 30% was based on achievement of the contribution margin targets, 30% was based on achievement of gross margin targets and 10% was allocated based on discretionary qualitative criteria. The business unit’s gross margin and contribution margin targets for each fiscal quarter were determined based on specific business unit level gross margin and contribution margin improvements built into our company-wide plan and year-over-year growth goals. Contribution margin and gross margin targets achieved between 80% and 100% of contribution margin goals, result in a reduced payout of the portion of the performance-based quarterly bonuses attributed to such goals. Mr. Dumbrell’s performance-based bonus could also exceed 100% of the target performance-based quarterly bonus if his business units contributed in excess of 100% of his performance-based goal.

The Compensation Committee approved the following target bonuses for fiscal year 2012 for the named executives:

	First Half of Fiscal Year 2012		Second Half of Fiscal Year 2012		Total
Named Executive	Performance Target Bonus	Individual Target Bonus	Performance Target Bonus	Individual Target Bonus	Performance Target Bonus	Individual Target Bonus
Robert Dykes	$55,000	$—	$55,000	$—	$110,000	$—
Albert Liu	$50,000	$—	$50,000	$—	$100,000	$—

Eliezer Yanay (1)	$57,545	$—	$57,545	$—	$115,090	$—

	First Fiscal Quarter		Second Fiscal Quarter		Third Fiscal Quarter		Fourth Fiscal Quarter		Total
Named Executive	Performance Target Bonus	Individual Target Bonus	Performance Target Bonus	Individual Target Bonus	Performance Target Bonus	Individual Target Bonus	Performance Target Bonus	Individual Target Bonus	Performance Target Bonus	Individual Target Bonus
Jeff Dumbrell	$33,750	$3,750	$33,750	$3,750	$33,750	$3,750	$33,750	$3,750	$135,000	$15,000

(1)	Mr. Yanay’s bonus amounts are set and paid in Israeli New Shekels. For disclosure purposes, Mr. Yanay’s semi-annual bonus amounts have been converted from Israeli New Shekels to U.S. Dollars at the October 31, 2012 exchange rate of 3.910 Shekels per one U.S. Dollar.

Semi-Annual and Quarterly Bonus Awards

For fiscal year 2012, the Compensation Committee determined, after considering the fiscal year performance and the recommendation of management, that each named executive’s earned semi-annual cash bonus for the second half of fiscal year 2012 would be awarded in the form of a performance-based award of restricted stock units of equivalent value in lieu of cash payment. Similarly, the Compensation Committee determined that the fourth fiscal quarter 2012 cash bonus for Mr. Dumbrell would be awarded in the form of a performance-based award of restricted stock units of equivalent value in lieu of cash payment. Such equity awards vest at the one-year anniversary of their grant date, subject to VeriFone’s achievement of a minimum non-GAAP net income per share target fiscal year 2013 and the named executive’s continued employment with VeriFone on the vest date.

The following semi-annual or quarterly bonus awards were actually awarded to our named executives in fiscal year 2012:

	First Half of Fiscal Year 2012		Second Half of Fiscal Year 2012		Total
Named Executive	Performance Bonus Award (1)	Individual Bonus Award	Performance Bonus Award (1)	Individual Bonus Award	Performance Bonus Award (1)	Individual Bonus Award
Robert Dykes (2)	$57,772	$—	$54,967	$—	$112,739	$—
Albert Liu (3)	$52,520	$—	$49,970	$—	$102,490	$—
Eliezer Yanay (4)	$60,445	$—	$57,510	$—	$117,955	$—

	First Fiscal Quarter		Second Fiscal Quarter		Third Fiscal Quarter		Fourth Fiscal Quarter		Total
	Performance Bonus Award (1)	Individual Bonus Award	Performance Bonus Award (1)	Individual Bonus Award	Performance Bonus Award (1)	Individual Bonus Award	Performance Bonus Award (1)	Individual Bonus Award	Performance Bonus Award (1)	Individual Bonus Award
Jeff Dumbrell (5)	$36,113	$3,750	$38,891	$3,750	$33,649	$3,750	$27,990	$3,750	$136,643	$15,000

(1)	Calculated as 60% based on corporate achievement against pre-established financial metrics and 40% based on achievement of pre-established organization-specific objectives for Messrs. Dykes, Liu and Yanay and 30% based on corporate achievement against pre-established financial metrics and 60% based on business unit achievement against pre-established financial metrics for Mr. Dumbrell. A summary of our actual achievement against company-wide financial performance metrics used as targets for the corporate components of our named executives’ performance-based awards for fiscal year 2012 is provided under “Fiscal Year 2012 Bonus Determinations-Determination of 2012 Target Bonus Amount” of this CD&A.
(2)	Mr. Dykes achieved his personal specific performance objectives at 100% of target for each of the first half of fiscal year 2012 and the second half of fiscal year 2012. Mr. Dykes’ compensation does not include an individual bonus component. The performance bonus award for the first half of fiscal year 2012 was paid in cash. For the second half of fiscal 2012, Mr. Dykes received an award of 1,800 shares of restricted stock units, granted on January 2, 2013, in lieu of cash for his semi-annual bonus award. Such award vests on the one-year anniversary of the grant date subject to VeriFone’s achievement of a minimum non-GAAP net income per share target for fiscal year 2013 and Mr. Dykes’ continued employment with VeriFone on the vest date. On February 4, 2013, we announced Mr. Dykes’ retirement as our Chief Financial Officer effective February 4, 2013 and retirement from VeriFone effective May 1, 2013. Since Mr. Dykes’ retirement from VeriFone will occur prior to the vest date of the award of 1,800 shares of restricted stock, such award will be considered forfeited upon Mr. Dykes’ retirement.
(3)	Mr. Liu achieved his personal performance objectives at 100% of target for each of the first half of fiscal year 2012 and the second half of fiscal year 2012. Mr. Liu’s compensation does not include an individual bonus component. The performance bonus award for the first half of fiscal year 2012 was paid in cash. For the second half of fiscal 2012, Mr. Liu received an award of 1,637 shares of restricted stock units, granted on January 2, 2013, in lieu of cash for his semi-annual bonus award. Such award vests on the one-year anniversary of the grant date subject to VeriFone’s achievement of a minimum non-GAAP net income per share for target fiscal year 2013 and Mr. Liu’s continued employment with VeriFone on the vest date.
(4)

Mr. Yanay achieved his personal performance objectives at 100% of target for each of the first half of fiscal year 2012 and the second half of fiscal year 2012. Mr. Yanay’s compensation does not include an individual bonus component. The performance bonus award for the first half of fiscal year 2012 was paid in cash. For the second half of fiscal 2012, Mr. Yanay received an award of 1,932 shares of restricted stock units, granted on January 2, 2013, in lieu of cash for his semi-annual bonus award for the second half of fiscal 2012. Such award vests on the one-year anniversary of the grant date subject to VeriFone’s achievement of a minimum non-GAAP net income per share target fiscal year 2013 and Mr. Yanay’s continued employment with VeriFone on the vest date. Mr. Yanay’s bonus amounts are set and paid in Israeli New Shekels. For disclosure purposes, Mr. Yanay’s semi-annual bonus amounts have been converted from Israeli New Shekels to U.S. Dollars at the October 31, 2012 exchange rate of 3.910 Shekels per one U.S. Dollar.
(5)	The performance target bonus payments to Mr. Dumbrell were based on the achievement of preset targets for the contribution margin and gross margin of Mr. Dumbrell’s business unit. For fiscal year 2012, the business unit’s gross margin and contribution margin targets for each fiscal quarter were determined based on specific gross margin and contribution margin improvements built into our company-wide plan and year-over-year growth goals. For fiscal year 2012, Mr. Dumbrell’s achievement of these targets, rounded to the nearest tenth percentile, were 100th percentile for both contribution margin and for gross margin in Q1; 110th percentile for both contribution margin and for gross margin in Q2; 100th percentile for both contribution margin and for gross margin in Q3; and 80th percentile for contribution margin and 100th percentile for gross margin in Q4. The individual bonus amounts paid to Mr. Dumbrell for fiscal year 2012 were achieved at 100% based on our CEO’s subjective review of Mr. Dumbrell’s individual performance, which took into consideration, among other factors, staff management and development and management of customer relationships. The performance bonus awards for Mr. Dumbrell for the first, second and third fiscal quarters of 2012 were paid in cash. For his fourth fiscal quarter 2012 cash bonus award, Mr. Dumbrell received an award of 1,040 shares of restricted stock units, granted on January 2, 2013, in lieu of cash. Such award vests on the one-year anniversary of the grant date subject to VeriFone’s achievement of a minimum non-GAAP net income per share target fiscal year 2013 and Mr. Dumbrell’s continued employment with VeriFone on the vest date.

Additional Discretionary Bonus

At the end of the fiscal year, the Compensation Committee also evaluated each named executive’s performance for extraordinary performance exceeding expectations or significant increase in level of responsibility to determine whether to award any additional discretionary bonus. For fiscal year 2012, the Compensation Committee did not award any additional discretionary bonus to any named executive.

Short- and Long-Term Equity Incentive Compensation

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

Amount of Incentive Compensation. The amount of equity incentive compensation and mix between short- and long-term equity grants (with short-term generally referring to awards that may be achieved or vest within one year and long-term generally referring to performance targets or vesting in excess of one year), if any, awarded each year to the named executives, other than our Chief Executive Officer, is determined by the Compensation Committee in consultation with our Chief Executive Officer after taking into account our overall compensation program objectives. These grants are intended to serve as incentives for our named executives to remain with us, continue performance at levels consistent with our corporate objectives and to tie a substantial amount of their overall compensation to the long-term performance of our common stock. In making awards of options and restricted stock units for our named executives, the Compensation Committee determined that allocating a substantial portion of total compensation for each of the named executives in the form of these awards aligns the interests of each of our named executives with the interests of our stockholders. The Compensation Committee has determined that the value of equity awards for purposes of the incentive compensation determination should be based on the value of the underlying common stock on the date of grant.

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

Accounting Considerations. All equity grants are accounted for in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 718, Share-Based Payment. The Compensation Committee did not attribute significant weight to the stock-based compensation charges that would be recorded for accounting purposes for the grants of options and restricted stock units granted to our named executives in light of the fact that these items do not directly relate to the achievement of our compensation objectives.

Equity Grant Procedures. Equity awards to our employees are generally awarded only on dates that the Compensation Committee meets. As a result of this procedure, we have generally awarded equity grants to our named executives based on and immediately following an annual review of employee equity awards, except in the case of our Chief Executive Officer who has in the past received equity awards as part of his employment agreement. For fiscal year 2012, the annual review for our named executives, including our Chief Executive Officer, was completed in December 2011. The grant date is set as the first trading day of the month following Board approval of the equity award.

Fiscal Year 2012 Equity Incentive Determinations

In December 2011, following its evaluation of short- and long-term incentive plan practices and market trends, including the report by an executive compensation consultant retained by our Compensation Committee, as described above in this CD&A under “Determination of Compensation,” our Compensation Committee granted each of our named executives a short-term performance-based equity award with vesting on the first anniversary of grant contingent upon our achievement of a pre-set financial metric and a long-term equity award that time vests over four years. Messrs. Dykes, Liu and Dumbrell received their awards in the form of stock option grants and Mr. Yanay received his award in the form of restricted stock units. The Compensation Committee determined to continue to structure certain named executive equity awards as restricted stock units rather than stock options as a means to encourage executive ownership of VeriFone stock, consistent with the stock ownership guidelines implemented for our executives during fiscal year 2011. In addition to peer group data and market practices, the Compensation Committee also took into consideration the value of unvested equity awards held by each named executive and the exercise prices of the equity awards held by our named executives in determining what level of equity award would appropriately incentivize each named executive.

Each of Messrs. Dykes, Liu and Yanay’s short-term performance-based equity award vests on the first anniversary of the grant date if our fiscal year 2012 non-GAAP net income per share is at or above a target set by the Compensation Committee in December 2011, and is forfeited if the fiscal year 2012 non-GAAP net income per share is below such target. For Mr. Bergeron, one-half of the short-term performance-based equity awards vest on the first anniversary of the grant date if our fiscal year 2012 non-GAAP net income per share is at or above the target set by the Compensation Committee in December 2011 and one-half of the short-term performance-based equity awards vest on the first anniversary of the grant date if the Board determines that we have successfully integrated certain of our recently acquired businesses. Mr. Dumbrell’s performance-based equity award vests on the first anniversary of the grant date if he meets or exceeds the internal organic revenue and contribution margin targets set by the Board for his business unit as to one-half of the award and if Mr. Dumbrell submits and receives the Board’s approval for a fiscal year 2013 operating plan for his business unit that includes revenue growth at a preset internal target percentage as to one-half of the award. The long-term equity awards granted with time-based vesting vests as to 25% of the grant approximately one year after the grant date and as to the remainder in equal quarterly installments over the following three years.

The following sets forth the fiscal year 2012 equity incentive awards, including the factors considered by the Compensation Committee in setting each such award:

Named Executive	Short-Term Performance- Based Stock Option Award (Shares) (1), (2)	Long-Term Stock Option Award with Time-Based Vesting (Shares) (1), (2)	Short-Term Performance- Based Restricted Stock Unit Award (Shares) (1), (2)	Long-Term Restricted Stock Unit Award with Time-Based Vesting (Shares) (2)
Douglas G. Bergeron (3)	361,000	186,000	—	—
Robert Dykes (4)	34,200	34,200	—	—
Jeff Dumbrell (5)	24,800	24,800	—	—
Albert Liu (4)	51,300	51,300	—	—
Eliezer Yanay (4)	—	—	20,600	20,600

(1)	For fiscal year 2012, we achieved the non-GAAP net income per share target set by the Compensation Committee in December 2011 for the performance-based equity awards. For further information on these equity incentive awards see “Grants of Plan-Based Awards” below.
(2)	In the first quarter of fiscal year 2012, the Compensation Committee engaged Compensia to prepare assessments of short and long-term equity incentive grant trends and practices as part of Compensia’s assessment of our overall executive compensation program and competitiveness of our program. The Compensation Committee also reviewed and considered the value of each named executive’s equity holdings. Based on its review, the Compensation Committee determined that some component of long-term equity incentive awards to named executives should be in the form of restricted stock units and/or stock options. Further, the Compensation Committee determined that of these equity awards, for our Chief Executive Officer approximately two-thirds should be contingent on performance and for the other named executives, approximately 50% should be contingent on performance, with the remaining equity awards based on time-based vesting, in order to incentivize and retain the named executives while aligning pay with shareholder value. In general, as to each named executive, the Compensation Committee placed significant weight on a value-based approach for equity awards. For fiscal year 2012, prior to the grant of such award, each named executive was given a choice to elect to receive their equity award either in the form of restricted stock units or the equivalent value in the form of stock options, in each case with value determined by the Compensation Committee based on peer group data as further described below. Each named executive elected to receive their equity award for fiscal year 2012 in the form of stock options, except for Mr. Yanay, who elected to receive his equity award in the form of restricted stock units.
(3)	In setting the fiscal year 2012 short- and long-term equity grants awarded to Mr. Bergeron, the Compensation Committee relied mainly on peer group and market data and pay-for-performance analysis prepared and presented by Compensia as part of its assessment of the competitiveness of our chief executive officer compensation program. The Compensation Committee took into account that our one- and three-year total shareholder return, financial performance, market capitalization growth were generally in the top half compared to peer group companies, including one-year total shareholder return at the 100th percentile compared to peer group companies. The Compensation Committee also considered our overall performance, and Mr. Bergeron’s continued strong performance in his role as our chief executive, particularly Mr. Bergeron’s deep understanding and knowledge of the payments industry and execution on key strategic and transformational initiatives, including the key role Mr. Bergeron was expected to have in the successful completion of the then-pending acquisition of Electronic Transaction Group Nordic Holding AB, a Swedish company operating the Point International business. The Compensation Committee was also mindful that Mr. Bergeron’s total cash compensation had remained the same since fiscal year 2010 and remained at less than the 50th percentile of peer group companies. Taking into consideration all these factors, for fiscal year 2012, the Committee determined to set Mr. Bergeron’s equity awards at the 100th percentile compared to peer group companies.
(4)	In setting the fiscal year 2012 short- and long-term equity grants awarded to Messrs. Dykes, Liu and Yanay, the Compensation Committee relied mainly on peer group and market data and pay-for-performance analysis prepared and presented by Compensia as part of its assessment of the competitiveness of our executive compensation program. For Messrs. Dykes, Liu and Yanay, the Compensation Committee gave considerable weight to the evaluation by Mr. Bergeron of each named executive’s contributions to their areas of responsibilities and organizational and corporate-wide initiatives as well as our performance compared to peer group companies.
(5)	In setting the fiscal year 2012 short- and long-term equity grants awarded to Mr. Dumbrell, the Compensation Committee relied mainly on peer group and market data and pay-for-performance analysis prepared and presented by Compensia as part of its assessment of the competitiveness of our executive compensation program. In particular, the Compensation Committee took into account our recent growth, including through strategic acquisitions internationally in Mr. Dumbrell’s region and the increased level of responsibility associated with our expansion into new geographic regions or markets, in each case based on input from Mr. Bergeron.

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

EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth compensation awarded to, paid to, or earned by VeriFone’s named executives during fiscal years 2012, 2011 and 2010.

Summary Compensation Table

	Fiscal Year	Salary ($)		Bonus ($)		Stock Awards ($) (1)		Option Awards ($) (2)		Non-Equity Incentive Plan Compensation ($)		Change in Pension Value and Nonqualified Deferred Comp Earnings ($)	All Other Compensation ($)		Total ($)
Douglas G. Bergeron Chief Executive Officer	2012	800,000		—		—		9,649,846	(3)	—	(4)	—	7,960	(4)	10,457,806
	2011	800,000		—		11,354,274		—		2,000,000	(4)	—	8,870		14,163,144
	2010	800,000		—		4,420,271		—		2,000,000	(4)	—	883		7,221,154

Robert Dykes Executive Vice President and Chief Financial Officer	2012	430,000		—		—		1,206,672	(3)	335,264	(5)	—	8,116	(5)	1,980,052
	2011	430,000		—		2,270,863		—		303,323	(5)	—	14,361		3,018,547
	2010	425,000		42,280		491,135		—		307,720	(5)	—	883		1,267,018

Jeff Dumbrell Executive Vice President, Europe, Middle East, Africa and Asia	2012	350,000		20,000	(6)	—		875,013	(3)	181,568	(6)	—	97,908	(6)	1,524,489
	2011	325,000		17,500		2,831,396		—		189,069	(6)	—	594,338	(6)	3,957,303
	2010	315,000		43,284		1,326,071		—		106,716	(6)	—	855		1,791,926

Albert Liu (7) Executive Vice President, Corporate Development and General Counsel	2012	350,000		—		—		1,810,008	(3)	205,990	(8)	—	15,486	(8)	2,381,484
	2011	340,000		20,000		1,703,137		—		130,738	(8)	—	13,791		2,207,666
		—		—		—		—		—		—	—		—

Eliezer Yanay Executive Vice President, Operations	2012	408,065	(9)	—		1,502,152	(3)	—		157,661	(10)	—	153,329	(11)	2,221,207
	2011	401,016	(9)	7,794		1,703,137		—		145,568	(10)	—	150,146	(11)	2,407,661
	2010	377,482	(9)	44,525		1,817,224		—		114,476	(10)	—	151,237	(11)	2,504,944

(1)	Amounts shown in this column reflect the aggregate grant date fair value of these restricted stock unit awards as computed in accordance with FASB ASC Topic 718 and do not reflect whether the recipient has actually realized a financial benefit from the awards (such as by vesting in a restricted stock unit award). For information on the valuation of these amounts, refer to “Stockholders’ Equity” of the notes to consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended October 31, 2012. See the Grants of Plan-Based Awards table below for information on awards made in fiscal year 2012.
(2)	Amounts shown in this column reflect the aggregate grant date fair value of stock option grants as well as any modification charge in each case computed in accordance with FASB ASC Topic 718 and do not reflect whether the recipient has actually realized a financial benefit from the awards (such as by exercising stock options). This column represents the total dollar amount that would be recognized as stock-based compensation for financial statement reporting purposes over the term of the stock option grants. The fair value was estimated using the Black-Scholes option pricing model in accordance with FASB ASC Topic 718. Pursuant to SEC rules, amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For information on the valuation assumptions used for the calculation of these amounts, refer to “Stockholders’ Equity” of the notes to consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended October 31, 2012. See “Grants of Plan-Based Awards for 2012” below for information on awards made in fiscal year 2012 and the achievement levels for performance-based awards.
(3)	For information of the equity award grants to the named executive see “Fiscal Year 2012 Equity Incentive Determinations” and “Grants of Plan-Based Awards for 2012” of this CD&A.
(4)	For fiscal year 2012, the Compensation Committee determined and Mr. Bergeron agreed that Mr. Bergeron would forego any annual bonus award. Accordingly, Mr. Bergeron did not receive any annual bonus award for fiscal year 2012. See “Annual Bonus Awards” in this CD&A for discussion of the pre-established targets and the amounts earned but not paid. Fiscal year 2011 and 2010 Non-Equity Incentive Plan Compensation represents earned annual performance-based cash bonus at 200% of annual performance-based target bonus. For fiscal year 2011, such amount represented the maximum payout of his annual bonus target. For fiscal year 2010, $750,000 was attributed to actual corporate net income, as adjusted per share (as defined in the CD&A filed for such fiscal year) exceeding the pre-set financial target. For fiscal year 2012 amounts in All Other Compensation consisted of $7,000 of company 401(k) plan matching contribution and $960 of life insurance premiums.

(5)	For Mr. Dykes, fiscal year 2012 amount represents earned annual performance-based cash bonus of $89,010 for the corporate component earned at the 100th percentile, rounded to the nearest tenth percentile, $133,515 for the personal performance objective component earned at 100% and $112,739 of semi-annual performance bonus earned in fiscal year 2012. Mr. Dykes received a total award of 9,086 restricted stock units, granted on January 2, 2013, in lieu of cash for his annual bonus award and his semi-annual bonus award for the second half of fiscal 2012. Such award vests on the one-year anniversary of the grant date subject to VeriFone’s achievement of a minimum non-GAAP net income per share target for fiscal year 2013 and Mr. Dykes’ continued employment with VeriFone on the vest date. On February 4, 2013, we announced Mr. Dykes’ retirement as our Chief Financial Officer effective February 4, 2013 and retirement from VeriFone effective May 1, 2013. Since Mr. Dykes’ retirement from VeriFone will occur prior to the vest date of the award of 9,086 restricted stock units, such award will be considered forfeited upon Mr. Dykes’ retirement. See “Grants of Plan-Based Awards”, “Annual Bonus Awards” and “Determination of 2012 Quarterly or Semi-Annual Target Bonus Amounts” in this CD&A for further discussion of the pre-established targets and the amounts earned. Fiscal year 2011 amount represents earned annual performance-based cash bonus of $198,778 based on achievement at the 120th percentile for the corporate component and at 100% for the personal performance objective component, and $104,545 of semi-annual performance bonus. Fiscal year 2010 amount represents earned annual performance-based cash bonus at the 120th percentile for the corporate component and 100% for the individual component of $201,420 and $106,300 of semi-annual performance bonus earned in fiscal year 2010. For fiscal year 2012 amounts in All Other Compensation consisted of $7,156 of company 401(k) plan matching contribution and $960 of life insurance premiums.
(6)	For Mr. Dumbrell, fiscal year 2012 bonus amount represents earned individual bonus component of quarterly bonus awards of $15,000 and of the annual bonus award of $5,000 for the fiscal year. The individual bonus component of the quarterly and annual bonus awards is awarded at the discretion of the CEO based on a qualitative assessment of achievement against strategic goals and personal objectives set for each named executive by the CEO and each named executive. Fiscal year 2012 non-equity incentive plan compensation represents earned annual performance-based cash bonus of $15,525 based on achievement at the 100th percentile for the corporate component and $29,400 for achievement at the 100th percentile for both contribution margin and gross margin components, and earned amount of quarterly performance bonus totaling $136,643 awarded to Mr. Dumbrell. Attainment percentages are rounded to the nearest tenth percentile. Mr. Dumbrell received a total award of 2,674 restricted stock units, granted on January 2, 2013, in lieu of cash for his annual bonus award and his fourth fiscal quarter bonus award. Such award vests on the one-year anniversary of the grant date subject to VeriFone’s achievement of a minimum non-GAAP net income per share target for fiscal year 2013 and Mr. Dumbrell’s continued employment with VeriFone on the vest date. See “Grants of Plan-Based Awards”, “Annual Bonus Awards” and “Determination of 2012 Quarterly or Semi-Annual Target Bonus Amounts” in this CD&A for further discussion of amounts earned. Fiscal year 2011 non-equity incentive plan compensation represents earned annual performance-based cash bonus of $15,579 based on achievement at the 120th percentile for the corporate component and $34,425 for achievement at the 110th percentile for both contribution margin and gross margin components, and earned amount of quarterly performance bonus totaling $139,065 awarded to Mr. Dumbrell. Fiscal year 2010 amount represents earned annual performance-based bonus at the 120th percentile for the corporate component and 100% for the individual component of $41,963 for fiscal year 2010 and earned amount of quarterly performance bonus totaling $64,753 awarded to Mr. Dumbrell.

From January 2011 through December 2011, Mr. Dumbrell was on temporary international assignment in support of our Northern Europe, Middle East and Africa operations and business development initiatives. In connection with this assignment we requested that Mr. Dumbrell temporarily relocate to the United Kingdom, and we provided for certain housing, education and supplemental health and welfare coverage expenses and tax reimbursements to Mr. Dumbrell for the term of this temporary assignment. Such amounts are included in All Other Compensation in this Summary Compensation Table. During fiscal year 2012, we paid a total of $48,820 in relocation expense reimbursements, with associated tax reimbursements of $33,023, as part of Mr. Dumbrell’s relocation to the United Kingdom for this international assignment, which included the following components: housing and furniture rental of $40,249 (with associated tax reimbursement of $29,688) and utilities and other miscellaneous expenses of $8,571 (with associated tax reimbursement of $3,335). During fiscal year 2011 we paid a total of $333,386 in relocation expense reimbursements, with associated tax reimbursements of $245,912, as part of Mr. Dumbrell’s relocation to the United Kingdom for this international assignment, which included the following components: housing and furniture rental of $264,037 (with associated tax reimbursement of $194,759); tuition expense for Mr. Dumbrell’s children during the relocation assignment of $57,649 (with associated tax reimbursement of $42,523); and $11,700 of supplemental health and welfare coverage, utilities and other miscellaneous relocation expenses (with associated tax reimbursement of $8,630). For fiscal year 2012 amounts in All Other Compensation also included $15,105 of company 401(k) plan matching contribution and $960 of life insurance premiums.

(7)	Mr. Liu was not a named executive of the Company in fiscal year 2010.
(8)

Fiscal year 2012 amount represents earned annual performance-based cash bonus of $41,400 for the corporate component earned at the 100th percentile, rounded to the nearest tenth percentile, $62,100 for the personal performance objective component earned at 100% and $102,490 of semi-annual performance bonus earned in fiscal year 2012. Mr. Liu received a total award of 5,025 restricted stock units, granted on January 2, 2013, in lieu of cash for his annual bonus award and his semi-annual bonus award for the second half of fiscal 2012. Such award vests on the one-year anniversary of the grant date subject to VeriFone’s achievement of a minimum non-GAAP net income per share target for fiscal year 2013 and Mr. Liu’s continued employment with VeriFone on the vest date. See “Grants of Plan-Based Awards”, “Annual Bonus Awards” and “Determination of 2012 Quarterly or Semi-Annual Target Bonus Amounts” in this CD&A for further discussion of the pre-established targets and the amounts earned. Fiscal year 2011 bonus amount represents a discretionary year-end bonus of $20,000 awarded to Mr. Liu. Discretionary bonuses are awarded at the discretion of the Compensation Committee with input from the CEO to reward extraordinary efforts and performance. Fiscal year 2011 non-equity incentive plan compensation represents earned annual performance-based cash bonus of $78,465 based on achievement at the 120th percentile for the corporate component and at 100% for the personal performance objective component, and $52,273 of semi-annual performance. For fiscal year 2012 amounts in All Other Compensation consisted of $14,526 of company 401(k) plan matching contribution and $960 of life insurance premiums.
(9)	Mr. Yanay’s base salary is set and paid in Israeli New Shekels. Fiscal year 2012 amount consists of salary of $332,481, study fund contributions of $24,937 and payment for accrued but unused vacation of $50,647. Fiscal year 2011 amount consists of salary of $346,037, study fund contributions of $22,034 and payment for accrued but unused vacation of $32,945. Fiscal year 2010 amount consists of salary of $342,618, study fund contributions of $21,816 and payment for accrued but unused vacation of $13,048. Amounts for fiscal years 2012, 2011 and 2010 have been converted from Israeli New Shekels to U.S. Dollars at the fiscal year end exchange rates of 3.910 Shekels per one U.S. Dollar, 3.608 Shekels per one U.S. Dollar and 3.644 Shekels per one U.S. Dollar, respectively.
(10)	For Mr. Yanay, fiscal year 2012 amount represents earned annual performance-based cash bonus of $15,882 for the corporate component earned at the 100th percentile, rounded to the nearest tenth percentile, $23,824 for the personal performance objective component earned at 100% and $117,955 of semi-annual performance bonus earned in fiscal year 2012. Mr. Yanay received a total award of 3,265 shares of restricted stock units, granted on January 2, 2013, in lieu of cash for his annual bonus award and his semi-annual bonus award for the second half of fiscal 2012. Such award vests on the one-year anniversary of the grant date subject to VeriFone’s achievement of a minimum non-GAAP net income per share target for fiscal year 2013 and Mr. Yanay’s continued employment with VeriFone on the vest date. See “Annual Bonus Awards” and “Determination of 2012 Quarterly or Semi-Annual Target Bonus Amounts” in this CD&A for further discussion of the pre-established targets and the amounts earned. Fiscal year 2011 bonus amount represents earned individual bonus component of quarterly bonus awards of $7,795 for fiscal year 2011. The individual bonus component of the quarterly and annual bonus awards is awarded at the discretion of the CEO based on a qualitative assessment of achievement against strategic goals and personal objectives set for each named executive by the CEO and each named executive. Fiscal year 2011 non-equity incentive plan compensation represents earned annual performance-based cash bonus of $11,994 based on achievement at the 120th percentile for the corporate component, $24,252 for achievement of the personal performance objective component at 100% and earned amount of quarterly performance bonus totaling $109,322 awarded to Mr. Yanay. Attainment percentages are rounded to the nearest tenth percentile. Fiscal year 2010 amount represents earned annual performance-based cash bonus at the 120th percentile for the corporate component and 101% for the individual component of target of $38,557 and earned amount of quarterly performance bonus totaling $75,919 awarded to Mr. Yanay. Amounts for fiscal years 2012, 2011 and 2010 have been converted from Israeli New Shekels to U.S. Dollars at the fiscal year end exchange rates of 3.910 Shekels per one U.S. Dollar, 3.608 Shekels per one U.S. Dollar and 3.644 Shekels per one U.S. Dollar, respectively.
(11)	Amounts consist primarily of customary Israeli employment-related benefits paid to Mr. Yanay and a car allowance provided to Mr. Yanay as is customary for senior executives in Mr. Yanay’s home country of Israel. Fiscal year 2012 amount includes car allowance of $48,184, tax reimbursements of $27,959 for the car allowance, $29,472 for Israeli severance fund payments, $23,882 for manager insurance, cellular phone expense of $19,294, tax reimbursement of $375 for cellular phone and $4,163 for disability insurance, recuperation pay, medical tests and publication subscriptions. Fiscal year 2011 amount includes car allowance of $52,217, tax reimbursements of $15,904 for the car allowance, $30,660 for Israeli severance fund payments, $24,845 for manager insurance, cellular phone expense of $17,220, tax reimbursement of $454 for cellular phone and $8,846 for disability insurance, recuperation pay, medical tests and publication subscriptions. Fiscal year 2010 amount includes car allowance of $51,701, tax reimbursements of $13,796 for the car allowance, $30,357 for Israeli severance fund payments, $24,599 for manager insurance, cellular phone expense of $22,231, tax reimbursement of $444 for cellular phone and $8,109 for disability insurance, recuperation pay, medical tests and publication subscriptions. Amounts for fiscal years 2012, 2011 and 2010 have been converted from Israeli New Shekels to U.S. Dollars at the fiscal year end exchange rates of 3.910 Shekels per one U.S. Dollar, 3.608 Shekels per one U.S. Dollar and 3.644 Shekels per one U.S. Dollar, respectively.

Grants of Plan-Based Awards for 2012

The following table sets forth certain information with respect to grants of plan-based awards in fiscal year 2012 to our named executives, including cash awards and equity awards. The restricted stock unit awards granted to our named executives in fiscal year 2012 were granted under our 2006 Equity Incentive Plan. For each equity award with time-based vesting, one quarter of the award vests after one year, and the remainder vests ratably by quarter over the succeeding three years. Each option award has a term of seven years.

Name	Grant Date		Board Approval Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)					Estimated Possible Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh.)		Grant Date Fair Value of Stock and Option Awards ($) (2)
				Thres- hold ($)	Target ($)		Maximum ($)		Thres- hold (#)	Target (#)	Maximum (#)
Douglas G. Bergeron Chief Executive Officer	—		—	—	1,000,000	(3)	2,000,000	(3)	—	—	—	—	—		—	—
	1/3/2012	(4)	12/13/2011	—	—		—		—	180,500	180,500	—	—		$36.46	3,184,273
	1/3/2012	(5)	12/13/2011	—	—		—		—	180,500	180,500	—	—		$36.46	3,184,273
	1/3/2012	(6)	12/13/2011	—	—		—		—	—	—	—	186,000		$36.46	3,281,300

Robert Dykes Executive Vice President and Chief Financial Officer	—		—	—	325,000	(7)	455,000	(7)	—	—	—	—	—		—	—
	1/3/2012	(4)	12/13/2011	—	—		—		—	34,200	34,200	—	—		$36.46	603,336
	1/3/2012	(6)	12/13/2011	—	—		—		—	—	—	—	34,200		$36.46	603,336

Jeff Dumbrell Executive Vice President, Europe, Middle East, Africa and Asia	—		—	—	200,000	(10)	340,000	(10)	—	—	—	—	—		—	—
	1/3/2012	(8)	12/13/2011	—	—		—		—	12,400	12,400	—	—		$36.46	218,753
	1/3/2012	(9)	12/13/2011	—	—		—		—	12,400	12,400	—	—		$36.46	218,753
	1/3/2012	(6)	12/13/2011	—	—		—		—	—	—	—	24,800		$36.46	437,507

Albert Liu Executive Vice President, Corporate Development and General Counsel	—		—	—	200,000	(7)	280,000	(7)	—	—	—	—	—		—	—
	1/3/2012 1/3/2012	(4) (6)	12/13/2011 12/13/2011	— —	— —		— —		— —	51,300 —	51,300 —	— —	— 51,300	$ $	36.46 36.46	905,004 905,004

Eliezer Yanay Executive Vice President, Operations	—		—	—	153,453	(7)	214,834	(7)	—	—	—	—	—		—	—
	1/3/2012	(4)	12/13/2011	—	—		—		—	20,600	20,600	—	—		—	751,076
	1/3/2012	(6)	12/13/2011	—	—		—		—	—	—	20,600	—		—	751,076

(1)	Amounts shown in these columns represent the range of possible cash payouts for each named executive under our non-equity incentive plan. The threshold amount is zero for all fiscal year 2012 Non-Equity Incentive Plan Awards. Amount shown as estimated target payout is based upon achievement of performance targets at 100%. Amount shown as estimated maximum possible payout reflects maximum achievement for those targets which have a fixed maximum percentage payout and 100% achievement for those targets whose payout above 100% depends on the actual percentage outcome of a particular performance metric without a set maximum possible payout.
(2)	Reflects the grant date fair value of each target equity award computed in accordance with ASC 718. The assumptions used in the valuation of these awards are set forth in the notes to our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended October 31, 2012. These amounts do not correspond to the actual value that will be realized by the named executives.
(3)	Reflects target and maximum amount of annual performance-based cash bonus award that may be earned based upon our achieving a pre-established non-GAAP net income per share performance target for fiscal year 2012 and achievement of performance targets established by the Board. For Mr. Bergeron, Non-Equity Plan Awards for fiscal year 2012 consist of a cash bonus payable at 0% to 200% of target under the 2009 Employment Agreement, and which includes a corporate component based on corporate achievement of a pre-set financial metric and personal performance evaluation by the Board payable at 0% to 200% of target. As disclosed above in the “Summary Compensation Table” Mr. Bergeron elected to not receive any payment of fiscal year 2012 Non-Equity Incentive Plan Awards. See further discussion above under “Fiscal Year 2012 Bonus Determinations.”
(4)	For Messrs. Bergeron, Dykes, Liu and Yanay, the vesting of the shares subject to the stock option grant is subject to our achievement of a non-GAAP net income per share financial target for fiscal year 2012 as set by our Board. Subsequent to October 31, 2012, each of these stock award grants was earned at the target amount.

(5)	The vesting of the shares subject to the stock option grant is subject to the successful integration of certain acquisitions closed within fiscal year 2011 and 2012, as determined at the discretion of our Board. Subsequent to October 31, 2012, based on an evaluation by our Board, this stock award grant was earned at the target amount.
(6)	Shares subject to award vest as to 1/4 of the shares on January 3, 2013 and 1/16 of shares each quarter thereafter.
(7)	Reflects target and maximum amount of performance-based cash bonus awards that may be earned based upon achieving pre-established financial and other performance objectives for fiscal year 2012. For Messrs. Dykes, Liu and Yanay, fiscal year 2012 Non-Equity Incentive Plan Awards consist of cash bonus amounts based on semi-annual and annual corporate financial metrics and achievements against personal performance objectives. Corporate targets are payable at 0% to 100% or at such higher percentage above 100% if corporate targets are achieved above 100%. Sixty percent of the annual performance bonus target is based on the actual corporate financial performance compared to the financial plan developed at the beginning of the fiscal year and may be paid at 0% or, for achievement at or above 80% of both financial targets, based on the actual percent of achievement. The remaining 40% of the annual performance bonus target is measured against pre-set personal performance objectives which are specific for each named executive, and may be payable at 0% to 200%. As disclosed above in the “Summary Compensation Table” we paid a total of $335,264 to Mr. Dykes, $205,990 to Mr. Liu and $157,661 to Mr. Yanay for fiscal year 2012 Non-Equity Incentive Plan Awards. See further discussion above under “Fiscal Year 2012 Bonus Determinations”.
(8)	The vesting of the shares subject to the stock option grant is subject to Mr. Dumbrell’s achievement of a contribution margin target and an organic revenue target for the business units that Mr. Dumbrell is responsible for in fiscal year 2012. Subsequent to October 31, 2012, based on an evaluation by our Board, this award was forfeited because the performance targets were not met.
(9)	The vesting of the shares subject to the stock option grant is subject to Mr. Dumbrell’s submitted and approved fiscal year 2013 operating plan for his organization meeting or exceeding an internal target revenue growth percentage over fiscal year 2012. Subsequent to October 31, 2012, based on an evaluation by our Board, this award was forfeited and canceled because the performance target was not met.
(10)	Reflects target and maximum amount of performance-based cash bonus awards that may be earned based upon achieving pre-established financial and other performance targets for fiscal year 2012. For Mr. Dumbrell, fiscal year 2012 Non-Equity Incentive Plan Awards consist of cash bonus amounts based on quarterly and annual corporate financial metrics, business unit specific financial metrics and individual performance. Corporate targets are payable at 0% to 100% or at such higher percentage above 100% if corporate targets are achieved above 100%. Bonus targets based on quarterly business unit performance are payable at 0% to 200% and are subject to minimum attainment levels of 80% for contribution margin targets and 90% for gross margin targets. Individual performance bonuses are payable at 0% to 200%. As disclosed above in the “Summary Compensation Table” we paid a total of $181,568 to Mr. Dumbrell for fiscal year 2012 Non-Equity Incentive Plan Awards. See further discussion above under “Fiscal Year 2012 Bonus Determinations”.

Outstanding Equity Awards at Fiscal 2012 Year-End

The following table provides information about unexercised options, stock that has not vested and other equity incentive plan awards that have not vested for each of our named executives as of October 31, 2012.

			Option Awards					Stock Awards
Name	Option/ Award Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have not Vested (#)	Market Value of Shares or Units of Stock That Have not Vested ($) (17)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have not Vested ($) (17)
Douglas G. Bergeron Chief Executive Officer	3/22/2006	(1)	225,000			28.86	3/22/2013
	5/1/2009	(2)	121,875	28,125		7.46	5/1/2016
	5/1/2009	(3)	150,000			7.46	5/1/2016
	1/4/2010	(4)						40,178	$1,190,876
	1/3/2011	(5)						96,429	$2,858,156
	1/3/2012	(6)		186,000		36.46	1/3/2019
	1/3/2012	(7)		180,500		36.46	1/3/2019
	1/3/2012	(8)		180,500		36.46	1/3/2019

Robert Dykes Executive Vice President and Chief Financial Officer	5/1/2009	(2)	365,625	84,375		7.46	5/1/2016
	5/1/2009	(9)	50,000			7.46	5/1/2016
	1/4/2010	(4)						4,464	$132,313
	1/3/2011	(5)						16,072	$476,374
	1/3/2012	(6)		34,200		36.46	1/3/2019
	1/3/2012	(7)		34,200		36.46	1/3/2019

Jeff Dumbrell Executive Vice President, Europe, Middle East, Africa and Asia	9/2/2008	(16)	25,000			19.99	9/2/2015
	5/1/2009	(2)	3,125	9,375		7.46	5/1/2016
	1/4/2010	(4)						12,053	$357,251
	1/3/2011	(5)						28,125	$833,625
	1/3/2012	(6)		24,800		36.46	1/3/2019
	1/3/2012	(10)		12,400		36.46	1/3/2019
	1/3/2012	(11)		12,400		36.46	1/3/2019

Albert Liu Executive Vice President, Corporate Development and General Counsel	11/3/2008	(12)	56,250	9,375		11.41	11/3/2015
	7/1/2009	(13)	9,375	4,688		7.68	7/1/2016
	1/4/2010	(4)						4,464	$132,313
	1/3/2011	(5)						12,054	$357,281
	1/3/2012	(6)		51,300		36.46	1/3/2019
	1/3/2012	(7)		51,300		36.46	1/3/2019

Eliezer Yanay Executive Vice President, Operations	9/2/2008	(16)	21,878			19.99	9/2/2015
	5/1/2009	(2)	3,125	9,375		7.46	5/1/2016
	1/4/2010	(4)						16,518	$489,594
	1/3/2011	(5)						12,054	$357,281
	1/3/2012	(14)						20,600	$610,584
	1/3/2012	(15)								20,600	$610,584

(1)	Shares subject to this option vested and became exercisable as to 1/4 of the shares on March 22, 2007 and as to 1/16 of shares each quarter thereafter.

(2)	Shares subject to this option vested and became exercisable as to 1/4 of the shares on May 1, 2010 and vest as to 1/16 of shares each quarter thereafter.
(3)	Option grant conditioned on achievement of a net income, as adjusted, per share financial target for fiscal year 2009 (as defined in the CD&A filed for such fiscal year) as set by our Board, with a target and maximum option award of 150,000 stock options. The option grant was earned at the target amount and shares subject to this option vested and became exercisable on October 31, 2010. The option grant is subject to forfeiture if at any time during the thirty-six months following the date the option is earned we restate our financial statements such that the performance condition would no longer be met.
(4)	Shares subject to this RSU award vested as to 1/4 of the shares on January 4, 2011 and vest as to 1/16 of shares each quarter thereafter.
(5)	Shares subject to this RSU award vested as to 1/4 of the shares on January 3, 2012 and vest as to 1/16 of shares each quarter thereafter.
(6)	Shares subject to this option vested and became exercisable as to 1/4 of the shares on January 3, 2013 and vest as to 1/16 of shares each quarter thereafter.
(7)	Shares subject to this option vested and became exercisable as to 100% on January 3, 2013 based on us exceeding our internal non-GAAP net income per share target for fiscal year 2012.
(8)	Shares subject to this option vested and became exercisable as to 100% on January 3, 2013 based on the Board’s determination that we successfully integrated certain acquisitions closed within fiscal year 2011 and 2012.
(9)	Option grant conditioned on achievement of a minimum non-GAAP net income per share, with a target and maximum option award of 50,000 stock options. Option grant was earned at the target amount and shares subject to this option vested and became exercisable on October 31, 2010.
(10)	The vesting of the shares subject to the option grant is subject to Mr. Dumbrell’s achievement of a contribution margin target and an organic revenue target for the business units that Mr. Dumbrell is responsible for in fiscal year 2012. Subsequent to October 31, 2012, based on an evaluation by our Board, this award was forfeited and canceled because the performance targets were not met.
(11)	The vesting of the shares subject to the stock option grant is subject to Mr. Dumbrell’s submitted and approved fiscal year 2013 operating plan for his organization meeting or exceeding the internal target revenue growth percentage over fiscal year 2012. Subsequent to October 31, 2012, based on an evaluation by our Board, this award was forfeited and canceled because the performance target was not met.
(12)	Shares subject to this option vested and became exercisable as to 1/4 of the shares on November 3, 2009 and vest as to 1/16 of shares each quarter thereafter.
(13)	Shares subject to this option vested and became exercisable as to 1/4 of the shares on July 1, 2010 and vest as to 1/16 of shares each quarter thereafter.
(14)	Shares subject to this RSU award vested as to 1/4 of the shares on January 3, 2013 and vest as to 1/16 of shares each quarter thereafter.
(15)	Shares subject to this RSU award vested as to 100% on January 3, 2013 based on us exceeding our internal non-GAAP net income per share target for fiscal year 2012.
(16)	Shares subject to this option vested and became exercisable as to 1/4 of the shares on September 2, 2009 and as to 1/16 of shares each quarter thereafter.
(17)	Market value of units of stock that have not vested is computed by multiplying (i) $29.64, the closing market price of our stock on October 31, 2012, by (ii) the number of units of stock.

Fiscal Year 2012 Option Exercises and Stock Vested

The following table presents information concerning the aggregate number of shares for which options were exercised during fiscal year 2012 for each of the named executives. In addition, the table presents information on shares that were acquired upon vesting of stock awards during fiscal year 2012 for each of the named executives on an aggregated basis.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting	Value Realized on Vesting ($) (2)
Douglas G. Bergeron Chief Executive Officer	—	$—	221,428	$8,141,957	(3)

Robert Dykes Executive Vice President and Chief Financial Officer	—	$—	44,642	$1,637,397	(3)

Jeff Dumbrell Executive Vice President, EMEA and Asia	34,375	$1,051,611	52,766	$1,944,126

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting	Value Realized on Vesting ($) (2)
Albert Liu Executive Vice President, Corporate Development and General Counsel	—	$—	34,374	$1,261,432	(3)

Eliezer Yanay Executive Vice President, Operations	31,249	$913,506	44,016	$1,622,027

(1)	The value realized on the exercise is calculated as the difference between the fair market value of the shares on the date of exercise and the applicable exercise price for those options.
(2)	The value realized on the shares acquired is the fair market value of the shares on the date of vesting, which is the closing price on such date of our stock as traded on the NYSE.
(3)	Each of Messrs. Bergeron, Dykes and Liu elected to defer the release of all of the shares acquired on vesting of the stock awards. The terms of the deferral are set forth in the respective grant agreement and provide that the shares will be released upon the earliest to occur of (i) a specified deferred date; (ii) the date of termination of employment with us; or (iii) the occurrence of a change in control of the Company as defined in the grant agreement. Messrs. Bergeron, Dykes and Liu have specified a deferred date of December 4, 2016 as to the following value realized on vesting of stock awards: Mr. Bergeron, $1,202,055; Mr. Dykes, $133,534; and Mr. Liu, $133,534. Messrs. Bergeron, Dykes and Liu have specified a deferred date of December 3, 2017 as to the following value realized on vesting of stock awards: Mr. Bergeron, $6,939,902; Mr. Dykes, $1,503,863; and Mr. Liu, $1,127,898.

Potential Payments Upon Termination or Change of Control

Our change of control arrangements with Mr. Bergeron, Mr. Dykes, and Mr. Rothman (who became our Chief Financial Officer on February 4, 2013) are included in their agreements with us as described above under the caption “Employment Agreement with our Chief Executive Officer” and the caption “Severance Agreement with our Former and Current Chief Financial Officers” and in the below tables. In determining the terms and scope of the change of control arrangements, our Compensation Committee considered (i) the employment agreement that Mr. Bergeron entered into in connection with the acquisition and recapitalization of our company led by him and a private equity firm in 2002 and the amended and restated employment agreement that Mr. Bergeron signed with us in 2007, (ii) the change-in-control severance agreements provided to our former chief financial officers, and (iii) similar arrangements in place at our “peer” companies as described above under “Determination of Compensation — Role of Compensation Consultants” and “— Competitive Data.” In addition, our equity awards made in fiscal years 2010, 2011 and 2012 to our named executives provide for acceleration of vesting in the event of an involuntary or constructive termination three months prior to or eighteen months following a change of control.

Under Israeli law, Mr. Yanay, our Executive Vice President, Operations, will be entitled to certain statutory severance payments upon termination of employment for any reason, including retirement.

None of our named executives is entitled to a severance payment or acceleration of vesting of equity awards unless the change of control event is followed by, or in the case of equity awards with a change of control provision, three months preceding, an involuntary or constructive termination. All such payments and benefits would be provided by us.

The tables below outline the potential payments and benefits payable to each named executive in the event of involuntary termination, or change of control, as if such event had occurred as of October 31, 2012.

Involuntary or Constructive Involuntary Termination

Name	Salary Continuation		Cash-Based Incentive Award		Continuation of Benefits	Intrinsic Value of Unvested RSUs (3)	Intrinsic Value of Unvested Options (4)
Douglas Bergeron	$800,000	(1)	$—	(2)	$40,009	$—	$—	(5)
Robert Dykes (6)	$215,000		$—		$10,002	$—	$—
Jeff Dumbrell	$—		$—		$—	$—	$—
Albert Liu	$—		$—		$—	$—	$—
Eliezer Yanay	$304,774	(7)	$—		$—	$—	$—

Involuntary or Constructive Involuntary Termination Following a Change of Control

Name	Salary Continuation		Cash-Based Incentive Award		Continuation of Benefits	Intrinsic Value of Unvested RSUs (3)	Intrinsic Value of Unvested Options (4)
Douglas Bergeron	$800,000	(1)	$—	(2)	$40,009	$4,049,031	$—	(5)
Robert Dykes (6)	$215,000		$—		$10,002	$608,687	$—
Jeff Dumbrell	$—		$—		$—	$1,190,876	$—
Albert Liu	$—		$—		$—	$489,594	$—
Eliezer Yanay	$304,774	(7)	$—		$—	$2,068,042	$—

(1)	The salary continuation amount assumes one year of severance. We have the option to extend the noncompetition period under Mr. Bergeron’s 2009 Employment Agreement for an additional year by paying Mr. Bergeron an additional year’s severance (consisting of salary and bonus).
(2)	Based on Mr. Bergeron’s total cash bonus payment of $0 for fiscal year 2012 and assumes a one year severance period. Under the terms of Mr. Bergeron’s 2009 Employment Agreement, Mr. Bergeron is entitled to payment equal to the amount of bonus payment paid to him in the immediately previous full fiscal year. We have the option to extend the noncompetition period under Mr. Bergeron’s 2009 Employment Agreement for an additional year by paying Mr. Bergeron an additional year’s severance (consisting of salary and bonus).
(3)	The vesting of our restricted stock unit awards to each of our named executives will accelerate in full in the event such named executive is the subject of an involuntary or constructive termination three months prior to or eighteen months following a change of control. The intrinsic value is calculated by taking the product of (a) $29.64, which is the closing market price of our common stock on October 31, 2012, the last trading day of fiscal year 2012 and (b) the number of RSUs subject to acceleration. See “Grants of Plan-Based Award” and “Outstanding Equity Awards at Fiscal 2012 Year-End” for information on the awards and the unvested portion of such awards.
(4)	Based on the closing market price of our common stock on October 31, 2012, of $29.64, and the respective exercise prices of unvested options subject to acceleration. No intrinsic value is attributed to unvested options subject to acceleration which have exercise prices above the closing market price of our common stock on October 31, 2012.
(5)	On May 1, 2009, Mr. Bergeron was awarded an option grant conditioned on achievement of a minimum net income, as adjusted, per share (as defined in the CD&A filed for such fiscal year), with a target and maximum award of 150,000 stock options. If Mr. Bergeron leaves VeriFone for good reason or if his employment is terminated without cause, then the vesting of the option, if already earned, shall accelerate in full. Subsequent to October 31, 2009, this option grant was earned at the target amount. The intrinsic value of such options has not been included in the above table as the underlying options became fully vested as of October 31, 2010. The option grant is subject to forfeiture if at any time during the thirty-six months following the date the option is earned we restate our financial statements such that the performance condition would no longer be met.
(6)	We entered into a severance agreement dated September 2, 2008 (the “2008 Severance Agreement”) with Mr. Dykes in connection with him becoming our Chief Financial Officer on September 9, 2008. The amounts contained in the tables above are based on the terms and conditions of the 2008 Severance Agreement. Under the 2008 Severance Agreement if there is a qualifying termination, we would have to pay Mr. Dykes, within 10 days following the date of termination, a sum equal to the total of (i) Mr. Dykes’ base salary through the date of termination and any bonuses that were payable but not yet paid or deferred, (ii) any accrued vacation pay and compensation previously deferred, other than pursuant to a tax-qualified plan and (iii) Mr. Dykes’ annual base salary during the six-month period immediately prior to the date of termination. In addition, in the event of a qualifying termination, under the 2008 Severance Agreement we would also have to provide Mr. Dykes with continuing health insurance and related benefits for six months following the date of termination, and the 2008 Severance Agreement provided for the full vesting of any stock options, restricted stock and other stock-based rights held by Mr. Dykes pursuant to our 2006 Equity Incentive Plan. The amounts disclosed assume that payments and benefits to Mr. Dykes are made under the 2008 Severance Agreement. However, in connection with Mr. Dykes’ retirement from VeriFone, we and Mr. Dykes entered into a separation agreement dated February 1, 2013 that replaces any previous severance agreements between VeriFone and Mr. Dykes, including the 2008 Severance Agreement. Pursuant to this separation agreement, following Mr. Dykes’ planned retirement date of February 28, 2013, Mr. Dykes will remain available to assist us with respect to transition matters on an as-needed basis for the period from March 1, 2013 until May 1, 2013. During this period, Mr. Dykes will receive, subject to the terms and conditions set forth therein and in lieu of any other severance arrangement, continued vesting of his outstanding and unvested equity awards, based on their current vesting schedule and terms, to and inclusive of May 1, 2013, and continued coverage under VeriFone’s standard health and welfare benefit plans.
(7)

Based on Israeli labor laws, an Israeli employee, such as Mr. Yanay, is entitled to severance pay upon termination of employment by the employer for any reason, including retirement. Amount represents the maximum statutory severance pay, which would be paid in the event of involuntary termination of Mr. Yanay’s employment, calculated based on the most recent monthly base salary of such employee multiplied by the number of years of employment of such employee. As of October 31, 2012, Mr. Yanay has been employed with VeriFone (including his term of employment with Lipman prior to our acquisition of Lipman) for approximately 11 years. Calculated by taking Mr. Yanay’s monthly base salary as of October 31, 2012, multiplied by 11 years and converted from Israeli New Shekels to U.S. Dollars at the October 31, 2012 exchange rate of 3.910 Shekels per one U.S. Dollar. Each pay period, we submit sums into a severance fund at the statutory rate of 8.33% of base salary. These amounts are reflected in compensation expense each period. In the event of separation of employment that is other than an involuntary termination, Mr. Yanay would be entitled to the lesser amount that have been funded into this severance fund rather than the maximum statutory amount based on the base salary rate at the time of termination.

DIRECTOR COMPENSATION

The Corporate Governance and Nominating Committee regularly reviews director compensation against peer group data and pay practices. In March 2012, the Board and the Corporate Governance and Nominating Committee conducted a periodic review of director compensation, which included an evaluation of peer group pay practices and recommendations by a third-party compensation consultant. The Corporate Governance and Nominating Committee sought to align director compensation with best practices of peer group companies, including implementation of director stock ownership guidelines. Following that review, and upon recommendation of the Corporate Governance and Nominating Committee, the Board approved the following changes for the compensation for our directors who are not our employees with effect from March 21, 2012: (1) an increase in the annual retainer from $45,000 to $55,000 for directors who are not our employees; (2) an increase in the target value of equity awards such that each incumbent director will be entitled to receive an annual equity award consisting of options to purchase shares of our common stock with a target value of $75,000 and restricted stock units with a target value of $75,000; and (3) removal of the separate equity award upon a director’s initial appointment to the Board. In addition, the annual retainer for the Chairman of the Board was increased from $45,000 to $100,000 effective following our 2012 Annual Meeting of Stockholders on June 27, 2012.

Each non-employee director was entitled to receive an annual cash retainer and a meeting attendance fee for service on the Board and Board committees during fiscal year 2012 as follows:

Annual director retainer (effective through March 20, 2012)	$45,000
Annual director retainer (with effect from March 21, 2012)	$55,000
Chairman of the Board retainer (effective through June 26, 2012) (1)	$45,000
Chairman of the Board retainer (with effect from June 27, 2012) (1)	$100,000
Annual committee chair retainers:
Audit Committee	$20,000
Compensation Committee	$10,000
Corporate Governance and Nominating Committee	$10,000
Board and committee meeting in-person attendance fee	$1,500
Board and committee meeting telephonic attendance fee	$1,500

(1)	The Chairman of the Board retainer is incremental to the annual director retainer.

All director fees are paid in quarterly installments and prorated as applicable for changes in compensation. In addition, under the revised director compensation plan effective March 21, 2012, each incumbent director is entitled to receive an annual equity award consisting of options to purchase shares of our common stock with a target value of $75,000 and restricted stock units with a target value of $75,000. The grant date of director equity awards will be the first trading day in the month following our annual meeting and the exercise price of the stock option grants will be the closing price of our common stock on the grant date. The number of options is determined based on the Black-Scholes fair value as of the date of grant and the number of restricted stock units is determined based on the 60 day average share price as of the date of grant, in each case rounded to the nearest 500 options or units. The annual equity awards vest in full on the first anniversary of the grant date. Stock options will have a term of seven years.

The following table sets forth a summary of the compensation earned by our non-employee directors for services in fiscal year 2012:

Name	Cash Fees	Stock Awards (1), (2)	Option Awards (1), (3)	All Other Compensation	Total
Robert W. Alspaugh	$81,164	$81,015	$65,240	$—	$227,419
Dr. Leslie G. Denend	$92,664	$81,015	$65,240	$—	$238,919
Alex W. (Pete) Hart	$77,664	$81,015	$65,240	$—	$223,919
Robert B. Henske	$96,664	$81,015	$65,240	$—	$242,919
Richard A. McGinn	$99,459	$81,015	$65,240	$—	$245,714
Wenda Harris Millard (4)	$5,274	$—	$—	$—	$5,274
Eitan Raff	$67,664	$81,015	$65,240	$—	$213,919
Charles R. Rinehart (5)	$76,644	$—	$—	$—	$76,644
Jeffrey Stiefler	$81,164	$81,015	$65,240	$—	$227,419

(1)	During fiscal year 2012, each non-employee member of the Board who was a director as of the close of the 2012 annual meeting on June 27, 2012 was granted 2,000 restricted stock units and 5,000 stock options. Amounts shown in these columns reflect the aggregate fair value of each award as of the grant date of such award computed in accordance with FASB ASC Topic 718 and do not reflect whether the recipient has actually realized a financial benefit from the awards. The fair value of option awards was estimated using the Black-Scholes option pricing model in accordance with FASB ASC Topic 718. Pursuant to SEC rules, amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For information on the valuation assumptions used for the calculation of these amounts, refer to “Stockholders’ Equity” of the notes to consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended October 31, 2012.

(2)	As of October 31, 2012, the aggregate number of restricted stock units held by each of our non-employee directors is as follows: Mr. Alspaugh, 7,000; Dr. Denend, 2,000; Mr. Hart, 2,000; Mr. Henske 7,000; Mr. McGinn, 5,500; Ms. Millard, 0; Mr. Raff, 2,000; and Mr. Stiefler, 7,000.
(3)	As of October 31, 2012, the aggregate outstanding number of options held by each of our non-employee directors is as follows: Mr. Alspaugh, 41,375 shares; Dr. Denend, 56,500 shares; Mr. Hart, 67,876 shares; Mr. Henske 56,000 shares; Mr. McGinn, 27,500 shares; Ms. Millard, 0 shares; Mr. Raff, 14,500 shares; and Mr. Stiefler, 66,500 shares.
(4)	Ms. Millard joined our Board on September 26, 2012.
(5)	Mr. Rinehart, who was previously the Chairman of our Board, did not stand for reelection at our annual meeting on June 27, 2012, and therefore ceased to be a member of our Board as of that date.

Director Stock Ownership Guidelines

In March 2010, the Board adopted stock ownership guidelines for our directors. These guidelines require each non-employee director to own a minimum number of shares of our common stock equal to approximately three times the annual director retainer of $55,000. Under these guidelines, restricted stock units awarded and owned stock count toward the ownership level, and directors have a five year period over which to achieve the target ownership level. The Board also adopted stock ownership guidelines for our named executives as described under “Compensation Discussion and Analysis” — “Compensation Program.”

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consisted of Leslie G. Denend (Chairman), Robert B. Henske, and Jeffrey Stiefler for all of fiscal year 2012, as well as Wenda Harris Millard beginning on September 26, 2012. None of the members of the Compensation Committee is or was one of our officers or employee during the last fiscal year or was formerly one of our officers, and none of our executive officers serves as a member of a board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board or Compensation Committee.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of VeriFone (the “Compensation Committee”) consists exclusively of independent directors.

The general purpose of the Compensation Committee is to (1) review and approve corporate goals and objectives relating to the compensation of VeriFone’s CEO, evaluate the CEO’s performance in light of those goals and objectives and, either as a committee or together with the other independent directors (as directed by the Board), determine and approve the CEO’s compensation level based on this evaluation and (2) make recommendations to the Board with respect to non-CEO compensation, incentive compensation plans, and equity-based plans, among other things. Our Board and its Corporate Governance and Nominating Committee have determined that each member of the Compensation Committee is “independent” within the meaning of the rules of both the NYSE and the SEC.

During fiscal year 2012, the Compensation Committee performed all of its duties and responsibilities under the Compensation Committee’s charter. Additionally, as part of its responsibilities, the Compensation Committee reviewed the section of this Amendment No. 1 to VeriFone’s Annual Report on Form 10-K/A entitled “Compensation Discussion and Analysis” (“CD&A”) as prepared by management of VeriFone, and discussed the CD&A with management of VeriFone. Based on its review and discussions, the Compensation Committee recommended to the Board that the CD&A be included in this Amendment No. 1 to VeriFone’s Annual Report on Form 10-K/A.

COMPENSATION COMMITTEE
Leslie G. Denend, Chairman
Robert B. Henske
Wenda Harris Millard
Jeffrey Stiefler

The report of the Compensation Committee and the information contained therein shall not be deemed to be “solicited material” or “filed” or incorporated by reference in any filing we make under the Securities Act or under the Exchange Act, irrespective of any general statement incorporating by reference this Amendment No. 1 to VeriFone’s Annual Report on Form 10-K/A or our Annual Report on Form 10-K for the fiscal year ended October 31, 2012 into any such filing, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate this information by reference into a document we file under the Securities Act or the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership Information

The following table presents information concerning the beneficial ownership of the shares of our common stock as of February 14, 2013, by:

•	each person we know to be the beneficial owner of 5% or more of our outstanding shares of common stock;

•	each of our named executives;

•	each of our current directors; and

•	all of our current executive officers and directors as a group.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. Percentage of beneficial ownership is based on 108,323,311 shares of common stock outstanding as of February 14, 2013. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of February 14, 2013 and shares of restricted stock units which are scheduled to be released within 60 days of February 14, 2013 (the “Measurement Date”) are considered outstanding and beneficially owned by the person holding the options or restricted stock units for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless indicated below, the address of each individual listed below is c/o VeriFone Systems, Inc., 2099 Gateway Place, Suite 600, San Jose, California 95110.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number	Percent of Class
Macquarie Group Limited (1)	13,989,570	12.9%
BlackRock, Inc. (2)	6,701,397	6.2%
Manning & Napier Advisors, LLC(3)	6,435,730	5.9%
Wellington Management Company, LLP (4)	6,221,543	5.7%
Douglas G. Bergeron (5)	1,754,125	1.6%
Jeffrey Dumbrell (6)	89,327	*
Robert Dykes (7)	516,762	*
Albert Liu (8)	145,456	*
Marc E. Rothman	—	*
Eliezer Yanay (9)	76,861	*
Robert W. Alspaugh (10)	35,000	*
Dr. Leslie G. Denend (11)	55,125	*
Alex W. (Pete) Hart (12)	74,501	*
Robert B. Henske (13)	49,625	*
Richard A. McGinn (14)	22,625	*
Wenda Harris Millard	—	*
Eitan Raff (15)	9,625	*
Jeffrey E. Stiefler (16)	60,125	*
All current directors and executive officers as a group (14 persons)**	2,419,045	2.2%

*	Less than 1%.
**	Total includes shares beneficially owned by our executive officer, Jennifer Miles, but does not include shares beneficially owned by Mr. Dykes who ceased being one of our executive officers as of February 4, 2013.
(1)	The address of Macquarie Group Limited is No.1 Martin Place Sydney, New South Wales, Australia. Macquarie Group Limited is deemed to beneficially own 13,989,570 shares of common stock due to its ownership of Macquarie Bank Limited, Macquarie Investment Management Limited, Delaware Management Holdings Inc. and Delaware Management Business Trust. Macquarie Investment Management Limited has the sole power to vote and dispose of 12,510 shares of common stock. Delaware Management Business Trust has the sole power to vote and dispose of 13,977,060 shares of common stock. The address of Macquarie Bank Limited and Macquarie Investment Management Ltd. is also No.1 Martin Place Sydney, New South Wales, Australia. The address of Delaware Management Holdings Inc. and Delaware Management Business Trust is 2005 Market Street, Philadelphia, PA 19103. This information is based solely upon a Schedule 13G/A filed by Macquarie Group Limited on February 14, 2013.

(2)	The address of BlackRock, Inc. (“BlackRock”) is 40 East 52nd Street, New York, NY 10022. BlackRock, along with certain of its subsidiaries, has the sole power to vote and dispose of 6,701,397 shares of common stock. This information is based solely upon a Schedule 13G/A filed by BlackRock on February 5, 2013.
(3)	The address of Manning & Napier Advisors, LLC (“Manning & Napier”) is 290 Woodcliff Drive, Fairpoint, NY 14450. Manning & Napier has the sole power to vote 5,450,020 shares of common stock and sole power to dispose of 6,435,730 shares of common stock. This information is based solely upon a Schedule 13G filed by Manning & Napier on January 23, 2013.
(4)	The address of Wellington Management Company, LLP (“Wellington”) is 280 Congress Street Boston, MA 02210. Wellington, in its capacity as investment adviser, has the shared power to vote 5,333,603 shares of common stock and the shared power to dispose of 6,221,543 shares of common stock, which are held of record by clients of Wellington. This information is based solely upon a Schedule 13G filed by Wellington on February 14, 2013.
(5)	Beneficial ownership information includes 629,099 shares held by various family trusts the beneficiaries of which are Mr. Bergeron and members of Mr. Bergeron’s family and 190,276 shares held by DGB Investments, Inc. In addition, 934,750 shares listed as beneficially owned by Mr. Bergeron represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after the Measurement Date. Beneficial ownership information excludes 425,000 RSUs that are vested but for which the delivery date has been deferred.
(6)	Beneficial ownership information includes 41,667 shares held by Mr. Dumbrell directly. In addition, shares listed as beneficially owned by Mr. Dumbrell consist of 42,125 shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after the Measurement Date and 5,535 shares of restricted stock units which are scheduled to be released within 60 days after the Measurement Date.
(7)	All shares listed as beneficially owned by Mr. Dykes represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after the Measurement Date. Beneficial ownership information excludes 67,857 RSUs that are vested but for which the delivery date has been deferred.
(8)	All shares listed as beneficially owned by Mr. Liu represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after the Measurement Date. Beneficial ownership information excludes 57,143 RSUs that are vested but for which the delivery date has been deferred.
(9)	Beneficial ownership information includes 39,679 shares held by Mr. Yanay directly. In addition, shares listed as beneficially owned by Mr. Yanay consist of 31,253 shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after the Measurement Date and 5,929 shares of restricted stock units which are scheduled to be released within 60 days after the Measurement Date.
(10)	All shares listed as beneficially owned by Mr. Alspaugh represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after the Measurement Date. Beneficial ownership information excludes 5,000 RSUs that are vested but for which the delivery date has been deferred.
(11)	Beneficial ownership information includes 5,000 shares held by Mr. Denend directly. In addition, 50,125 shares listed as beneficially owned by Dr. Denend represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after the Measurement Date.
(12)	Beneficial ownership information includes 13,000 shares held by Mr. Hart directly. In addition, 61,501 shares listed as beneficially owned by Mr. Hart represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after the Measurement Date.
(13)	All shares listed as beneficially owned by Mr. Henske represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after the Measurement Date. Beneficial ownership information excludes 5,000 RSUs that are vested but for which the delivery date has been deferred.
(14)	Beneficial ownership information includes 1,500 shares held by Mr. McGinn directly. In addition, 21,125 shares listed as beneficially owned by Mr. McGinn represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after the Measurement Date. Beneficial ownership information excludes 3,500 RSUs that are vested but for which the delivery date has been deferred.
(15)	Beneficial ownership information includes 1,500 shares held by Mr. Raff directly. In addition, 8,125 shares listed as beneficially owned by Mr. Raff represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after the Measurement Date.
(16)	All shares listed as beneficially owned by Mr. Stiefler represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after the Measurement Date. Beneficial ownership information excludes 5,000 RSUs that are vested but for which the delivery date has been deferred.

Equity Compensation Plan Information

The following table provides information as of October 31, 2012 regarding securities issued under our equity compensation plans that were in effect during fiscal year 2012.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders (1)	9,800,244	23.92	(2)	2,042,926	(3)
Equity compensation plans not approved by security holders	—	—		—

Total	9,800,244	23.92	(2)	2,042,926	(3)

(1)	This reflects equity awards issued under our New Founders’ Stock Option Plan, Outside Directors’ Stock Option Plan, 2005 Employee Equity Incentive Plan, and 2006 Equity Incentive Plan. This information also includes securities issuable pursuant to the Lipman Electronic Engineering Ltd. 2003 Stock Option Plan, Lipman Electronic Engineering Ltd. 2004 Stock Option Plan, Lipman Electronic Engineering Ltd. 2004 Share Option Plan, and Lipman Electronic Engineering Ltd. 2006 Share Incentive Plan as a result of our acquisition of Lipman Electronic Engineering Ltd. on November 1, 2006. This information also includes securities issuable pursuant to the Hypercom 2000 Broad-Based Stock Incentive Plan, Hypercom Non-Employee Director Plan, and Hypercom 1997 Long-Term Incentive Plan as a result of our acquisition of Hypercom Corporation on August 4, 2011. VeriFone does not plan to issue securities in the future under any of the foregoing plans other than the 2006 Equity Incentive Plan.
(2)	The weighted-average exercise price does not include the effect of 1,800,101 restricted stock units outstanding as of October 31, 2012 as such awards do not include an exercise price.
(3)	Represents shares remaining available for future issuance under our 2006 Equity Incentive Plan.

2006 Equity Incentive Plan

Our 2006 Equity Incentive Plan is the only plan under which we currently make grants of equity awards. Our 2006 Equity Incentive Plan permits grants of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and share units, dividend equivalent rights and other stock awards. Grants may be made to our directors, officers, and employees and other individuals performing services for us. The plan authorizes the issuance of an aggregate of 13,200,000 shares of our common stock. Any shares granted as stock options or stock appreciation rights shall be counted as one share issued under the plan for each share so granted. Any awards granted as stock options or stock appreciation rights shall be counted as one share for every award granted and any RSUs granted beginning June 29, 2011 shall be counted as 2.00 shares for every RSU granted for the purposes of the number of shares issuable under the 2006 Plan. Any RSUs granted prior to June 29, 2011 shall be counted as 1.75 shares for every RSU granted for the purpose of the number of shares issuable under the 2006 Plan. As of October 31, 2012, there were a total of 8,000,143 options outstanding at a weighted-average exercise price of $23.92 per share. As of October 31, 2012, there were 1,800,101 restricted stock units outstanding and 112,500 shares issued under restricted stock awards, all of which were unvested and subject to forfeiture as of October 31, 2012. For further information on our equity compensation plan, see “Note 4. Employee Benefit Plans” of Notes to Consolidated Financial Statement included in our Annual Report on Form 10-K filed with the SEC on December 19, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We may occasionally enter into transactions with entities in which an executive officer, director, 5% or more beneficial owner of our common stock, or an immediate family member of these persons have a direct or indirect material interest. Our policy is that the Audit Committee reviews and approves each individual related party transaction exceeding $120,000 after a determination that these transactions were on terms that were reasonable and fair to us. For the fiscal year ended October 31, 2012 and through the date of this Amendment No. 1 to Annual Report on Form 10-K we had no such transactions. The Audit Committee also reviews and monitors on-going relationships with related parties to ensure they continue to be on terms that are reasonable and fair to us.

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

Director Independence

For a member of our Board to be considered independent under NYSE rules, the Board must determine that the director does not have a material relationship (as described below) with us and/or our consolidated subsidiaries (either directly or as a partner, stockholder, or officer of an organization that has a relationship with any of those entities). The Board has determined that Mr. Alspaugh, Dr. Denend, Mr. Hart, Mr. Henske, Mr. McGinn, Ms. Millard, Mr. Raff, Mr. Rinehart (who served as a director until June 27, 2012) and Mr. Stiefler are independent under NYSE rules.

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

Material Relationships

Any of the following shall be considered material relationships that would prevent a director from being determined to be independent:

Auditor Affiliation. The director is a current partner or employee of our internal or external auditor; a member of the director’s immediate family (including the director’s spouse; parents; children; siblings; mothers-, fathers-, brothers-, sisters-, sons and daughters-in-law; and anyone who shares the director’s home, other than household employees) is a current employee of such auditor who participates in the firm’s audit, assurance, or tax compliance (but not tax planning) practice or a current partner of such auditor; or the director or an immediate family member of the director was a partner or employee of such a firm and personally worked on our audit within the last five years.

Business Transactions. The director is an employee of another entity that, during any one of the past five years, received payments from us, or made payments to us, for property or services that exceeded the greater of $1 million or 2% of the other entity’s annual consolidated gross revenues, or a member of the director’s immediate family has been an executive officer of another entity that, during any one of the past five years, received payments from us, or made payments to us, for property or services that exceeded the greater of $1 million or 2% of the other entity’s annual consolidated gross revenues.

Employment. The director was our employee at any time during the past five years or a member of the director’s immediate family was one of our executive officers in the prior five years.

Interlocking Directorships. During the past five years, the director or an immediate family member of the director was employed as an executive officer by another entity where one of our current executive officers served at the same time on the Compensation Committee.

Other Compensation. A director or an immediate family member of a director received more than $120,000 per year in direct compensation from us, other than director and committee fees, in the past five years.

Investment Banking or Consulting Services. A director is a partner or officer of an investment bank or consulting firm that performs substantial services to us on a regular basis.

Immaterial Relationships

The following relationships shall be considered immaterial for purposes of determining director independence:

Affiliate of Stockholder. A relationship arising solely from a director’s status as an executive officer, principal, equity owner, or employee of an entity that is one of our stockholders.

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

Director Fees. The receipt by a director from us of fees for service as a member of the Board and committees of the Board.

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

Fees Paid to Independent Registered Public Accounting Firm

The following table shows information about fees paid by us and our subsidiaries to Ernst & Young LLP during the fiscal years ended October 31, 2012 and 2011 (in thousands):

	2012	2011
Audit fees	$6,132	$5,078
Audit-related fees	—	—
Tax fees	396	270
All other fees	17	2

Total fees	$6,545	$5,350

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

For fiscal years 2012 and 2011 all fees paid to Ernst & Young LLP for services were pre-approved by the Audit Committee.

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

(a)(1) No financial statements are filed with this Annual Report on Form 10-K/A. These items were included as part of the original filing of our Annual Report on December 19, 2012.

(a)(3) Exhibits.

The documents set forth below are filed herewith or incorporated by reference to the location indicated.

Exhibit Number	Description

2.1(19)	Agreement and Plan of Merger, dated as of November 17, 2010, among Hypercom Corporation, VeriFone Systems, Inc. and Honey Acquisition Company.

2.2(19)	Support Agreement, dated as of November 17, 2010, among FP Hypercom Holdco, LLC, Francisco Partners II, L.P., VeriFone Systems, Inc. and Honey Acquisition Company.

3.1(20)	Amended and Restated Certificate of Incorporation of VeriFone as amended.

3.2(5)	Form of Amended and Restated Bylaws of VeriFone.

3.2.1(14)	Amendment No. 1 to the Bylaws of VeriFone Holdings, Inc.

4.1(3)	Specimen Common Stock Certificate; reference is made to Exhibit 3.1.

4.2(2)	Stockholders Agreement, dated as of July 1, 2002, by and among VeriFone Holdings, Inc., GTCR Fund VII, L.P., GTCR Co-Invest, L.P., GTCR Capital Partners, L.P., TCW/Crescent Mezzanine Partners III, L.P., TCW/Crescent Mezzanine Trust III, TCW/Crescent Mezzanine Partners III Netherlands, L.P. and TCW Leveraged Income Trust IV, L.P., VF Holding Corp. and the executives who are parties thereto.

4.2.1(4)	Form of Amendment to Stockholders Agreement.

4.3(1)	Registration Rights Agreement, dated as of July 1, 2002, by and among VeriFone Holdings, Inc., GTCR Fund VII, L.P., GTCR Co-Invest, L.P., GTCR Capital Partners, L.P., TCW/Crescent Mezzanine Partners III, L.P., TCW/Crescent Mezzanine Trust III, TCW/Crescent Mezzanine Partners III Netherlands, L.P., and TCW Leveraged Income Trust IV, L.P., VF Holding Corp., Jesse Adams, William Atkinson, Douglas G. Bergeron, Nigel Bidmead, Denis Calvert, Donald Campion, Robert Cook, Gary Grant, Robert Lopez, James Sheehan, David Turnbull and Elmore Waller.

4.4(1)	Amendment to Registration Rights Agreement, dated as of November 30, 2004, by and among VeriFone Holdings, Inc., GTCR Fund VII, L.P., Douglas Bergeron, DGB Investments, Inc., The Douglas G. Bergeron Family Annuity Trust, The Sandra E. Bergeron Family Annuity Trust and The Bergeron Family Trust.

4.5(11)	Indenture related to the 1.375% Senior Convertible Notes due 2012, dated as of June 22, 2007, between VeriFone Holdings, Inc. and U.S. Bank National Association, as trustee.

4.6(11)	Registration Rights Agreement, dated as of June 22, 2007, between VeriFone Holdings, Inc. and Lehman Brothers Inc. and J.P. Morgan Securities Inc.

10.1(2)	Purchase Agreement, dated as of July 1, 2002, by and among VeriFone Holdings, Inc., GTCR Fund VII, L.P., GTCR Co-Invest, L.P., TCW/Crescent Mezzanine Partners III, L.P., TCW/Crescent Mezzanine Trust III, TCW/Crescent Mezzanine Partners III Netherlands, L.P. and TCW Leveraged Income Trust IV, L.P.

10.1.1(4)	Form of Amendment No. 1 to Purchase Agreement.

10.2(1)+	Senior Management Agreement, dated as of July 1, 2002, among VeriFone Holdings, Inc., VeriFone, Inc. and Douglas G. Bergeron.

10.2.1(2)+	Amendment to Senior Management Agreement, dated as of June 29, 2004, by and among VeriFone Holdings, Inc., VeriFone, Inc. and Douglas G. Bergeron.

10.3(1)+	Amendment to Senior Management Agreement, dated as of December 27, 2004, by and among VeriFone Holdings, Inc., VeriFone, Inc. and Douglas Bergeron.

10.4(1)+	2002 Securities Purchase Plan.

10.5(1)+	New Founders’ Stock Option Plan.

10.6(3)+	Outside Directors’ Stock Option Plan.

10.7(1)	Patent License Agreement, effective as of November 1, 2004, by and between NCR Corporation and VeriFone, Inc.

10.8(6)+	2005 Employee Equity Incentive Plan.

10.9(5)+	Form of Indemnification Agreement.

10.10(7)+	Amended and Restated VeriFone Systems, Inc. (formerly, VeriFone Holdings, Inc.) 2006 Equity Incentive Plan.

10.11(7)+	Amended and Restated VeriFone Bonus Plan.

10.12(8)	Credit Agreement, dated October 31, 2006, among VeriFone Intermediate Holdings, Inc., VeriFone, Inc., various financial institutions and other persons from time to time parties thereto, as lenders, JPMorgan Chase Bank, N.A., as the administrative agent for the lenders, Lehman Commercial Paper Inc., as the syndication agent for the lenders, Bank Leumi USA and Wells Fargo Bank, N.A., as the co-documentation agents for the lenders, and J.P. Morgan Securities Inc. and Lehman Brothers Inc., as joint lead arrangers and joint book running managers.

10.13(9)+	Lipman Electronic Engineering Ltd. 2003 Stock Option Plan.

10.14(9)+	Lipman Electronic Engineering Ltd. 2004 Stock Option Plan.

10.15(9)+	Lipman Electronic Engineering Ltd. 2004 Share Option Plan.

Exhibit Number	Description

10.16(9)+	Amendment to Lipman Electronic Engineering Ltd. 2004 Share Option Plan.

10.17(9)+	Lipman Electronic Engineering Ltd. 2006 Share Incentive Plan.

10.18(10)+	Amended and Restated Employment Agreement, dated January 4, 2007, among VeriFone Holdings, Inc., VeriFone, Inc., and Douglas G. Bergeron.

10.19(11)	Confirmation of Convertible Note Hedge Transaction, dated June 18, 2007, by and between VeriFone Holdings, Inc. and Lehman Brothers OTC Derivatives Inc.

10.20(11)	Confirmation of Convertible Note Hedge Transaction, dated June 18, 2007, by and between VeriFone Holdings, Inc. and JPMorgan Chase Bank, National Association, London Branch.

10.21(11)	Confirmation of Warrant Transaction, dated June 18, 2007, by and between VeriFone Holdings, Inc. and Lehman Brothers OTC Derivatives Inc.

10.22(11)	Confirmation of Warrant Transaction, dated June 18, 2007, by and between VeriFone Holdings, Inc. and JPMorgan Chase Bank, National Association, London Branch.

10.23(11)	Amendment to Confirmation of Warrant Transaction, dated June 21, 2007, by and between VeriFone Holdings, Inc. and Lehman Brothers OTC Derivatives Inc.

10.24(11)	Amendment to Confirmation of Warrant Transaction, dated June 21, 2007, by and between VeriFone Holdings, Inc. and JPMorgan Chase Bank, National Association, London Branch.

10.25(12)+	Confidential Separation Agreement, dated August 2, 2007, between VeriFone Holdings, Inc. and William G. Atkinson

10.26(13)	First Amendment and Waiver to Credit Agreement, dated as of January 25, 2008.

10.27(15)	Second Amendment to Credit Agreement, dated as of April 28, 2008.

10.28(16)	Third Amendment to Credit Agreement, dated as of July 31, 2008.

10.29(17)+	Offer Letter between VeriFone Holdings, Inc. and Robert Dykes.

10.30(17)+	Severance Agreement, dated September 2, 2008, between VeriFone Holdings, Inc. and Robert Dykes.

10.31(18)+	Amended and Restated Employment Agreement, Dated as of April 8, 2009, among VeriFone Holdings, Inc., VeriFone, Inc. and Douglas G. Bergeron.

10.32(21)	Sale and Purchase Agreement dated November 12, 2011 by and between Point Luxembourg Holding S.À.R.L. and Electronic Transactions Group Limited, as Sellers, and VeriFone Nordic AB, as Purchaser.

10.33(22)	Credit Agreement, dated as of December 28, 2011, by and among, inter alia,VeriFone, Inc., VeriFone Intermediate Holdings Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.34(22)	Security Agreement, dated as of December 28, 2011, by and among JPMorgan Chase Bank, N.A., in its capacity as the Collateral Agent, and the VeriFone parties.

10.35(22)	Pledge Agreement, dated as of December 28, 2011, by and among the VeriFone parties and JPMorgan Chase Bank, N.A., in its capacity as the Collateral Agent.

10.36(22)	Guaranty, dated as of December 28, 2011, executed by each of the Guarantors party thereto in favor of JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent.

10.37(23)	Additional Credit Extension Amendment, dated as of October 15, 2012, by and among VeriFone, Inc., VeriFone Intermediate Holdings, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

21.1(24)	List of subsidiaries of VeriFone.

23.1(24)	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
+	Indicates a management contract or compensatory plan or arrangement.
(1)	Filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed February 23, 2005.
(2)	Filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed March 28, 2005.
(3)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed April 18, 2005.
(4)	Filed as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed April 21, 2005.

(5)	Filed as an exhibit to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed April 29, 2005.
(6)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-124545), filed May 2, 2005.
(7)	Filed as an appendix to the Registrant’s Definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, filed May 19, 2011.
(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed November 1, 2006.
(9)	Incorporated by reference in the Registrant’s Registration Statement on Form S-8 (File No. 333-138533), filed November 9, 2006.
(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed January 4, 2007.
(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed June 22, 2007.
(12)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed August 3, 2007.
(13)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed January 29, 2008.
(14)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed April 3, 2008.
(15)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed April 29, 2008.
(16)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed July 31, 2008.
(17)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed September 3, 2008.
(18)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed April 9, 2009.
(19)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed November 19, 2010.
(20)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K, filed December 21, 2010.
(21)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed March 12, 2012.
(22)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed January 4, 2012.
(23)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed October 15, 2012.
(24)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K, filed December 19, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIFONE SYSTEMS, INC.

BY:	/S/ DOUGLAS G. BERGERON
Douglas G. Bergeron,
Chief Executive Officer

February 28, 2013