Form 10-Q
period 2013-01-31
VERIFONE SYSTEMS, INC.
filed 2013-03-11
CIK 1312073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2013
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
At February 28, 2013, the number of shares outstanding of the registrant’s common stock, $0.01 par value was 108,336,269.

VERIFONE SYSTEMS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended January 31,
	2013	2012
	(Unaudited, in thousands, except per share data)
Net revenues:
System solutions	$281,708	$312,641
Services	147,039	106,883
Total net revenues	428,747	419,524
Cost of net revenues:
System solutions	174,243	198,752
Services	82,542	64,134
Total cost of net revenues	256,785	262,886
Gross margin	171,962	156,638
Operating expenses:
Research and development	39,802	35,079
Sales and marketing	45,748	39,986
General and administrative	39,981	46,038
Amortization of purchased intangible assets	24,696	13,615
Total operating expenses	150,227	134,718
Operating income	21,735	21,920
Interest expense	(12,590)	(14,634)
Interest income	1,088	1,007
Other income (expense), net	3,940	(20,849)
Income (loss) before income taxes	14,173	(12,556)
Provision for (benefit from) income taxes	2,463	(9,782)
Consolidated net income (loss)	11,710	(2,774)
Net (income) loss attributable to noncontrolling interests	128	(350)
Net income (loss) attributable to VeriFone Systems, Inc. stockholders	$11,838	$(3,124)
Net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Basic	$0.11	$(0.03)
Diluted	$0.11	$(0.03)
Weighted average number of shares used in computing net income per share:
Basic	107,934	105,833
Diluted	110,558	105,833
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended January 31,
	2013	2012
	(Unaudited, in thousands)
Net income (loss) attributable to VeriFone Systems, Inc. stockholders	$11,838	$(3,124)
Other comprehensive income (loss):
Net change in:
Foreign currency translation	48,275	6,958
Unrealized gain (loss) on marketable equity investment	484	(100)
Unrealized loss on derivatives designated as cash flow hedges, net of $253 tax	927	—
Pension plan obligations	(174)	142
Comprehensive income attributable to VeriFone Systems, Inc. stockholders	$61,350	$3,876

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2013	October 31, 2012
	(Unaudited, in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$476,668	$454,072
Accounts receivable, net of allowances of $9,424 and $8,491	355,119	366,887
Inventories	188,783	178,274
Prepaid expenses and other current assets	138,175	136,210
Total current assets	1,158,745	1,135,443
Fixed assets, net	152,107	146,803
Purchased intangible assets, net	719,134	734,808
Goodwill	1,206,008	1,179,381
Deferred tax assets	215,963	215,139
Other long-term assets	82,109	79,033
Total assets	$3,534,066	$3,490,607

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$154,598	$193,062
Accruals and other current liabilities	221,172	230,867
Deferred revenue, net	119,003	91,545
Short-term debt	52,585	54,916
Total current liabilities	547,358	570,390

Long-term deferred revenue, net	39,056	37,062
Long-term deferred tax liabilities	216,494	214,537
Long-term debt	1,238,966	1,252,701
Other long-term liabilities	71,110	70,440
Total liabilities	2,112,984	2,145,130
Commitments and contingencies	—	—
Redeemable noncontrolling interest in subsidiary	817	861
Stockholders’ equity:
Preferred stock: 10,000 shares authorized, no shares issued and outstanding as of January 31, 2013 and October 31, 2012	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 108,409 and 108,074 shares issued, and 108,265 and 107,930 shares outstanding as of January 31, 2013 and October 31, 2012	1,084	1,081
Additional paid-in capital	1,557,640	1,543,127
Accumulated deficit	(192,185)	(204,023)
Accumulated other comprehensive income (loss)	17,123	(32,390)
Total stockholders’ equity	1,383,662	1,307,795
Noncontrolling interest in subsidiaries	36,603	36,821
Total liabilities and equity	$3,534,066	$3,490,607
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended January 31,
	2013	2012
	(Unaudited, in thousands)
Cash flows from operating activities
Consolidated net income (loss)	$11,710	$(2,774)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization, net	50,932	31,859
Stock-based compensation expense	12,359	10,704
Non-cash interest expense	—	4,112
Deferred income taxes	(3,934)	(8,490)
Gain on divestiture of assets	(4,080)	—
Write-off of debt issuance costs upon debt extinguishment	—	2,115
Other	(987)	(1,804)
Net cash provided by operating activities before changes in operating assets and liabilities	66,000	35,722
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable, net	13,235	17,154
Inventories, net	(8,072)	(1,994)
Prepaid expenses and other assets	(1,832)	(10,694)
Accounts payable	(39,297)	(10,913)
Deferred revenue, net	28,175	28,589
Other current and long term liabilities	(4,778)	(25,696)
Net change in operating assets and liabilities	(12,569)	(3,554)
Net cash provided by operating activities	53,431	32,168

Cash flows from investing activities
Capital expenditures	(20,789)	(8,010)
Acquisition of businesses, net of cash and cash equivalents acquired	(1,000)	(1,067,517)
Proceeds from divestiture of assets	6,000	—
Other investing activities, net	132	7
Net cash used in investing activities	(15,657)	(1,075,520)

Cash flows from financing activities
Proceeds from debt, net of issuance costs	2,427	1,409,177
Repayments of debt	(18,506)	(307,760)
Repayments of senior convertible notes, including interest	—	(279,159)
Proceeds from issuance of common stock through employee equity incentive plans	2,965	8,812
Payments of acquisition-related contingent consideration	(4,993)	—
Distribution to noncontrolling interest stockholders	(134)	(135)
Net cash provided by (used in) financing activities	(18,241)	830,935
Effect of foreign currency exchange rate changes on cash and cash equivalents	3,063	(2,166)
Net increase (decrease) in cash and cash equivalents	22,596	(214,583)
Cash and cash equivalents, beginning of period	454,072	594,562
Cash and cash equivalents, end of period	$476,668	$379,979

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

Note 1. Principles of Consolidation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of VeriFone Systems, Inc. (“we,” “us,” “our,” "VeriFone," and “the Company” refer to VeriFone Systems, Inc. and its consolidated subsidiaries) as of January 31, 2013 and October 31, 2012, and for the three months ended January 31, 2013 and 2012, have been prepared in accordance with GAAP (U.S. generally accepted accounting principles) for interim financial information and with the instructions on Form 10-Q pursuant to the rules and regulations of the SEC (U.S. Securities and Exchange Commission). In accordance with those rules and regulations, we have omitted certain information and notes normally provided in our annual consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, necessary for the fair presentation of our financial position and results of operations for the interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012. The results of operations for the three months ended January 31, 2013 are not necessarily indicative of the results expected for the entire fiscal year.
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of VeriFone Systems, Inc. and our wholly-owned and majority-owned subsidiaries. The accompanying unaudited Condensed Consolidated Financial Statements also include the results of companies acquired by us from the date of each acquisition. All significant inter-company accounts and transactions have been eliminated. Amounts pertaining to the noncontrolling ownership interests held by third parties in the operating results and financial position of our majority-owned subsidiaries are reported as "Net income (loss) attributable to noncontrolling interests" in our unaudited Condensed Consolidated Statements of Operations and as "Redeemable noncontrolling interest in subsidiary" on our unaudited Condensed Consolidated Balance Sheets when the third party ownership interest is redeemable at the option of the stockholder, outside of our control, and as "Noncontrolling interest in subsidiaries" on our unaudited Condensed Consolidated Balance Sheets in all other cases.
The condensed consolidated balance sheet at October 31, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

Certain prior period amounts reported in our unaudited Condensed Consolidated Financial Statements and Notes thereto have been reclassified to conform to the current period presentation, with no impact on previously reported operating results or financial position.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions about future events that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying Notes to Condensed Consolidated Financial Statements. The estimates and judgments affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, we evaluate our estimates including those related to revenues, product returns, warranty obligations, bad debts, inventories, goodwill and intangible assets, income taxes, contingencies, share-based compensation, and litigation, among others. We base our estimates on historical experience and information available to us at the time these estimates are made. Actual results could differ materially from these estimates.

Significant Accounting Policies

During the three months ended January 31, 2013, there have been no changes in our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

Concentrations of Credit Risk

For the three months ended January 31, 2013 and 2012, no single customer accounted for more than 10% of our total net revenues. For the three months ended January 31, 2013 and 2012, no single customer accounted for more than 10% of net revenues in either of our two reportable segments. As of January 31, 2013 and October 31, 2012, no single customer accounted for more than 10% of our total net accounts receivable.

Recent Accounting Pronouncements

During the three months ended January 31, 2013, we adopted ASU (Accounting Standards Update) 2011-05, Comprehensive Income (Topic 22)-Presentation of Comprehensive Income, which changed our condensed consolidated financial statements to present components of other comprehensive income in a separate statement. This change impacted only the financial statement presentation and had no impact on our financial position or results of operations.

We also adopted ASU 2012-02, Intangibles-Goodwill and Other (Topic 350)-Testing Indefinite-Lived Intangible Assets for Impairment, which provides us with the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset other than goodwill is impaired. Adoption of this guidance had no impact on our financial position or results of operations.

In February 2013, the FASB (Financial Accounting Standards Board) issued ASU (Accounting Standards Update) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires presentation of the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source, and the income statement line items affected by the reclassification. The information may be presented either in a single note or parenthetically on the face of the financial statements, provided that all of the required information is presented in a single location. If a component is not required to be reclassified to net income in its entirety, we may instead provide a reference to the related footnote. ASU 2013-02 is effective for us in our second quarter of fiscal year 2013, and will only change our financial statement presentation.

Note 2. Business Combinations

Pending Fiscal Year 2013 Acquisitions

EFTPOS New Zealand Limited and Sektor Payment Limited

On December 17, 2012, we signed a sale and purchase agreement with ANZ Bank New Zealand Limited to acquire all the outstanding shares of EFTPOS (EFTPOS New Zealand Limited) for approximately 70.0 million New Zealand dollars (approximately $58.6 million at foreign exchange rates as of January 31, 2013). Upon completion of the acquisition, EFTPOS will be our wholly-owned subsidiary and will hold the switching and terminal business of ANZ Bank New Zealand Limited.

Also, on December 17, 2012, we signed an asset sale and purchase agreement to acquire the business of Sektor Payments Limited for approximately $8.0 million. Sektor Payments Limited is our main distributor in New Zealand.

We expect to close these acquisitions during our second or third quarter of fiscal year 2013.

Fiscal Year 2013 Divestiture

On January 25, 2013, we signed an agreement to sell to a third party for $6.0 million certain assets and business operations related to our SAIL mobile payment product. The transaction closed on January 31, 2013. The results of operations of the SAIL product from its launch in May 2012 until its divestiture in January 2013, as well as the gain on the sale, are immaterial in relation to our overall financial position and results of operations.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

Fiscal Year 2012 Acquisitions

Point Acquisition

On December 30, 2011, we completed our acquisition of Point (Electronic Transaction Group Nordic Holding AB), a Swedish company operating the Point International business, Northern Europe's largest provider of payment and gateway services and solutions for retailers. The purchase price was approximately €600.0 million (approximately USD $774.3 million at foreign exchange rates on the acquisition date), plus repayment of Point's outstanding multi-currency debt of €193.3 million (approximately $250.2 million at exchange rates on the acquisition date), for a total cash purchase price of $1,024.5 million, based on exchange rates at the acquisition date. The source of funds for the cash consideration was the 2011 Credit Agreement that is described further in Note 10, Financings. We acquired Point to, among other things, provide a broader set of product and service offerings to customers globally, including expansion in the Northern European markets.

As a result of the acquisition, Point became our wholly-owned subsidiary. One subsidiary of Point, Babs Paylink AB, is owned 51% by Point and 49% by a third party that has a noncontrolling interest. The acquisition of Point was accounted for using the acquisition method of accounting. The results of operations for the acquired businesses have been included in our financial results since the acquisition date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in thousands) as part of our acquisition of Point.

Liabilities assumed, net of assets acquired	$(81,415)
Intangible assets	567,007
Goodwill	575,704
Noncontrolling interest in Babs Paylink AB	(36,764)
Total purchase price	$1,024,532

The estimated fair value of acquired contingent consideration owed by Point related to its prior acquisitions was $20.4 million as of the acquisition date. This contingent consideration is payable in cash if certain operating and financial targets are achieved in the two years following the dates of those acquisitions. The payout criteria for the contingent consideration contain provisions for prorated payouts if the target criteria are not met, provided that certain minimum thresholds are achieved. Subsequent to the acquisition of Point, through January 31, 2013, we have paid $19.5 million of the contingent consideration. The $1.0 million remaining balance accrued at January 31, 2013 is expected to be paid during the quarter ending October 31, 2013 and is presented as acquisition earn-out payables in Accruals and Other Current Liabilities on our Condensed Consolidated Balance Sheets. As of January 31, 2013, the maximum contingent consideration payable, if all the financial performance targets were met totals $4.7 million.

Other Fiscal Year 2012 Acquisitions

During fiscal year 2012, in addition to Point, we completed acquisitions of other businesses and net assets described in the table below for an aggregate purchase price of $81.5 million. The $81.5 million aggregate purchase price includes $6.4 million of holdback payments that will be paid between 12 to 15 months after the date the respective acquisitions closed, and contingent consideration having a fair value as of the respective acquisition dates totaling $3.8 million.

The holdback amounts will be paid out to selling stockholders unless the general representations and warranties made by the sellers as of the acquisition date were untrue and are presented as deferred acquisition consideration payable in Accruals and Other Current Liabilities on our Condensed Consolidated Balance Sheets. The contingent consideration will be payable in cash for the ChargeSmart and LIFT Retail acquisitions, if certain operating and financial targets are achieved in the first three years of operations after the acquisition. The payout criteria for the contingent consideration contain provisions for prorated payouts if the target criteria are not met, provided that certain minimum thresholds are achieved. The contingent consideration was valued at $0.4 million and $3.4 million for the ChargeSmart and LIFT Retail acquisitions as of the respective acquisition dates, and the maximum contingent consideration payable under the purchase agreements, if all the financial performance targets were met, totaled $11.0 million and $8.0 million for the ChargeSmart and LIFT Retail acquisitions. To date, we have not paid any amounts under these arrangements although certain measurement dates have passed. Including imputed interest, the amount accrued for this contingent consideration at January 31, 2013 totals $2.7 million and is presented as acquisition-related earn-out payables in Other long-term liabilities on our Condensed Consolidated Balance Sheets. The remaining maximum payouts for this contingent

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

consideration, if all remaining financial performance targets are met, total $5.0 million and $8.0 million for the ChargeSmart and LIFT Retail acquisitions.

The acquisition of each company was accounted for using the acquisition method of accounting. No VeriFone equity interests were issued, and in each transaction 100% of the voting equity interests of the applicable business was acquired, except for Show Media, which was an acquisition of assets and assumption of certain liabilities. The results of operations for the acquired businesses have been included in our financial results since their respective acquisition dates.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in thousands) at the acquisition date of each transaction.

	LIFT Retail	ChargeSmart	Show Media	Global Bay	Total
Acquisition date	March 1, 2012	January 3, 2012	November 1, 2011	November 1, 2011
Assets acquired (liabilities assumed), net	$477	$(4,225)	$1,593	$(4,608)	$(6,763)
Intangible assets	1,600	9,770	6,660	14,490	32,520
Goodwill	4,417	13,829	19,871	17,630	55,747
Total purchase price	$6,494	$19,374	$28,124	$27,512	$81,504

Acquisition-Related Costs

Certain costs directly related to our acquisitions are recorded as expenses in our Condensed Consolidated Statements of Operations. These acquisition-related costs consist of external expenses directly related to our acquisitions and include expenditures for professional fees such as banking, legal, accounting and other directly related incremental costs incurred to close the acquisition.

The following table presents a summary of acquisition-related costs included in our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended January 31,
	2013	2012
Sales and marketing	$—	$118
General and administrative	463	6,934
Total acquisition-related costs	$463	$7,052

Note 3. Net Income (Loss) per Share of Common Stock

Basic net income (loss) per share of common stock is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per share of common stock is computed using the weighted average number of shares of common stock outstanding plus the effect of common stock equivalents, unless the common stock equivalents are anti-dilutive. The potential dilutive shares of our common stock resulting from assumed exercises of equity related instruments are determined using the treasury stock method. Under the treasury stock method, an increase in the fair market value of our common stock will result in a greater number of dilutive securities.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

The following table presents the computation of net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended January 31,
	2013	2012
Basic and diluted net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Numerator:
Net income (loss) attributable to VeriFone Systems, Inc. stockholders	$11,838	$(3,124)
Denominator:
Weighted average shares attributable to VeriFone Systems, Inc. stockholders - basic	107,934	105,833
Weighted average effect of dilutive securities:
Employee equity incentive plans	2,624	—
Weighted average shares attributable to VeriFone Systems, Inc. stockholders - diluted	110,558	105,833
Net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Basic	$0.11	$(0.03)
Diluted	$0.11	$(0.03)

For the three months ended January 31, 2013 and 2012, equity incentive awards to purchase 4.3 million and 10.0 million shares of common stock were excluded from the calculation of weighted average shares for diluted net income (loss) per share as they were anti-dilutive. These awards could impact future calculations of diluted net income (loss) per share if the fair market value of our common stock increases.

The diluted weighted average shares attributable to VeriFone Systems, Inc. stockholders for the three months ended January 31, 2012 does not include the anti-dilutive effects of the senior convertible notes or the note hedge transactions on those notes, both of which were outstanding as of January 31, 2012. The senior convertible notes were considered to be Instrument C securities, and therefore, only the conversion spread relating to the notes would be included in our diluted earnings per share calculation, if dilutive. The conversion spread of the notes had a dilutive effect when the average share price of our common stock during any quarter exceeded $44.02. The average share price of our common stock for the three months ended January 31, 2012 did not exceed $44.02, and therefore the effect of the senior convertible notes was anti-dilutive for that period. The senior convertible notes were repaid in full in June 2012 without any conversion rights having been exercised. In connection with the offering of the senior convertible notes, we entered into note hedge transactions. The note hedge transactions would have reduced the dilution attributable to the senior convertible notes by 50% if and when the notes had been converted and the note hedge transactions exercised. The note hedge transactions outstanding at January 31, 2012 expired unused in June 2012.

Warrants to purchase 7.2 million shares of our common stock were outstanding at January 31, 2013 and 2012. The warrants were not included in the computation of diluted earnings per share because the warrants' $62.356 exercise price was greater than the average share price of our common stock during the three months ended January 31, 2013 and 2012. Therefore, the effect of the warrants was anti-dilutive for those periods.

Additionally, all shares attributable to the equity incentive awards, senior convertible notes and warrants at January 31, 2012 were anti-dilutive because we incurred a net loss for the three months ended January 31, 2012.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

Note 4. Employee Benefit Plans

Equity Incentive Plans

We grant stock awards, including stock options, RSUs (restricted stock units) and RSAs (restricted stock awards) pursuant to stockholder-approved equity incentive plans. Our stock awards include vesting provisions that are based on either time, performance, or market conditions. These equity incentive plans are described in further detail in Note 4, Employee Benefits Plan, of Notes to Consolidated Financial Statements in our 2012 Annual Report on Form 10-K. All stock awards granted during the three months ended January 31, 2013 were granted under the 2006 Equity Incentive Plan, as amended. The number of shares available for future grants under the 2006 Equity Incentive Plan was 0.7 million as of January 31, 2013. Shares issued to employees on the exercise or vesting of equity incentive awards are issued from authorized unissued common stock.

Equity Incentive Plan Activity

The following table provides a summary of stock option activity for the three months ended January 31, 2013:

	Shares Under Option (Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Thousands)
Outstanding at October 31, 2012	8,000	$23.93
Granted	302	$29.75
Exercised	(249)	$11.90
Canceled	(216)	$34.94
Expired	(54)	$36.12
Outstanding at January 31, 2013	7,783	$24.15	4.6	$95,073
Vested or expected to vest at January 31, 2013	7,460	$23.71	4.5	$94,210
Exercisable at January 31, 2013	4,441	$19.51	3.7	$72,433

The weighted-average grant-date fair value per share for stock options granted during the three months ended January 31, 2013 and 2012 was $11.29 and $17.65.

The total proceeds received from employees as a result of employee stock option exercises for the three months ended January 31, 2013 and 2012 were $3.0 million and $8.8 million. We recognized no tax benefit in the three months ended January 31, 2013 related to employee stock option exercises, and $0.1 million of tax benefits in the three months ended January 31, 2012. The total intrinsic value of options exercised during the three months ended January 31, 2013 and 2012 was $5.0 million and $13.0 million.

The following table summarizes RSU and RSA balances as of January 31, 2013 and October 31, 2012, as well as activity for the three months ended January 31, 2013:

	Shares (Thousands)	Aggregate Intrinsic Value (Thousands)
Outstanding at October 31, 2012	1,913
Granted	703
Released	(132)
Canceled	(37)
Outstanding at January 31, 2013	2,447	$84,948
Expected to vest at January 31, 2013	2,148	$74,582
Ending vested and deferred at January 31, 2013	623	$21,636

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

There were no RSAs granted during the three months ended January 31, 2013. RSUs granted during the three months ended January 31, 2013 included grants with time and performance based vesting conditions. The vesting conditions of the performance-based RSUs are contingent upon meeting certain financial and operational targets. One of these performance-based RSUs is a long-term incentive grant to our Chief Executive Officer that vests based on our achievement of total shareholder return relative to peers on a stacked-ranking basis over a three year performance period ("LTIG"). All other performance grants vest upon meeting internal financial and operational targets. The vesting conditions of all of these grants were set by the compensation committee of the board of directors at the time of the grant.

We had a total of 2.4 million RSUs and 0.1 million RSAs outstanding as of January 31, 2013.

The weighted-average grant-date fair value per share for RSUs granted during the three months ended January 31, 2013 and 2012, was $31.00 and $38.54.

The total fair value of RSUs and RSAs that vested in the three months ended January 31, 2013 and 2012 was $4.0 million and $7.4 million.

Equity Incentive Award Valuations

We estimate the grant-date fair value of stock options using the Black-Scholes-Merton valuation model, using the following weighted-average assumptions:

	Three Months Ended January 31,
	2013	2012
Expected term (in years)	3.5	3.6
Risk-free interest rate	0.6%	0.7%
Expected dividend rate	0.0%	0.0%
Expected stock price volatility over option expected term	51.0%	67.4%

The grant-date fair value of the LTIG granted in January 2013 is determined using the Monte Carlo simulation method assuming the following (i) expected term of 3.0 years, (ii) risk free interest rate of 0.37%, (iii) expected dividend rate of zero and (iv) expected stock price volatility over the expected term of the LTIG of 47.24%. The grant-date fair value of all other RSUs is equal to the closing market price of our common stock on the date of grant. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards.

These assumptions used to value our awards are determined as follows:

•
The expected term of the options granted is derived from the historical actual term of previous grants and an estimate of future exercises during the remaining contractual period of the award, and represents the period of time that awards granted are expected to be outstanding.

•	The expected term of the LTIG is the contractual term of the award.

•	The average risk-free interest rate is based on the U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the awards.

•	The dividend yield assumption is based on our dividend history and future expectations of dividend payouts.

•
The expected stock price volatility considers the historical volatility of common stock for the expected term of the awards, and includes the elements listed below at the weighted percentages presented:

	Three Months Ended January 31,
	2013	2012
Historical volatility of our common stock	95.0%	75.0%
Historical volatility of comparable companies' common stock	0.0%	20.0%
Implied volatility of our traded common stock options	5.0%	5.0%

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

We placed the greatest weighting on the historic volatility of our common stock because we believe that, in general, it is representative of our expected volatility. However, our stock price during the second half of calendar year 2007 and most of calendar year 2008 was significantly impacted by our announcement on December 3, 2007 of a restatement of certain of our financial statements. Our restated financial statements were filed on August 19, 2008. Given that the historic volatility of our common stock over the then-expected term of the awards included the volatility during this restatement period, which we do not believe is representative of our expected volatility, we also used peer group data and implied volatility in our stock price volatility calculation during fiscal quarters ended prior to July 31, 2012. We included peer group data in an effort to capture a broader view of the marketplace over the expected term of the awards. We included the implied volatility of our traded options to capture market expectations regarding our stock price. In determining the weighting between our peer group data and implied volatility, we accorded less weighting to our implied volatility because there is a relatively low volume of trades and the terms of the traded options are shorter than the expected term of our share awards. Beginning with our fiscal quarter ended July 31, 2012, we have historical volatility data for our common stock for a period of time that covers the expected term of the awards, and that we believe provides a reasonable basis for an estimation of our expected volatility. Accordingly, as of the fiscal quarter ended July 31, 2012 we no longer use historic volatility of comparable companies' common stock in our weighting percentages.

Our computation of stock-based compensation expense also includes an estimate of award forfeitures based on historical experience. We record compensation expense only for those awards that are expected to vest.

Stock-Based Compensation Expense

The following table presents the stock-based compensation expense recognized in our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended January 31,
	2013	2012
Cost of net revenues	$547	$479
Research and development	1,617	1,253
Sales and marketing	4,093	4,262
General and administrative	6,102	4,710
Total stock-based compensation	$12,359	$10,704

As of January 31, 2013, total unrecognized compensation expense adjusted for estimated forfeitures related to unvested stock options was $38.4 million and related to unvested RSUs and RSAs was $42.5 million, which is expected to be recognized over the remaining weighted-average vesting periods of 2.4 years for stock options and 2.3 years for RSUs and RSAs.

Note 5. Income Taxes

We recorded income tax expense of $2.5 million for the three months ended January 31, 2013 and an income tax benefit of $9.8 million for the three months ended January 31, 2012. The effective tax rates for the three months ended January 31, 2013 and 2012 are lower than the U.S. statutory tax rate primarily due to earnings in countries where we are taxed at lower rates compared to the U.S. federal and state statutory rates, reversal of uncertain tax position liabilities as statutes of limitations expired and reinstatement of a prior year research credit as a result of the American Taxpayer Relief Act of 2012. The income tax expense for the three months ended January 31, 2013 includes a discrete tax benefit of $1.3 million related to the reinstatement of such prior year research credit. The income tax benefit for the three months ended January 31, 2012 includes a discrete tax benefit of $8.5 million related to the foreign exchange loss on future contracts that was incurred during December 2011.

As of January 31, 2013, on a worldwide basis we remain in a net deferred tax asset position of $30.0 million. The realization of our deferred tax assets depends primarily on our ability to generate sufficient U.S. and foreign taxable income in future periods. The amount of deferred tax assets considered realizable may increase or decrease in future periods as we continue to evaluate the underlying basis for our estimates of future U.S. and foreign taxable income in subsequent matters.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

Our unrecognized tax benefits increased by approximately $0.1 million during the three months ended January 31, 2013 as a result of tax positions taken in prior periods. The amount of unrecognized tax benefits could be reduced upon closure of tax examinations or if the statute of limitations on certain tax filings expires without assessment from the relevant tax authorities. We believe that it is reasonably possible that there could be a reduction in unrecognized tax benefits due to statute of limitation expirations in multiple tax jurisdictions during the next twelve months of approximately $1.5 million. Interest and penalties accrued on these uncertain tax positions will also be released upon the expiration of statutes of limitations.

Note 6. Balance Sheet and Statement of Operations Details

Cash

Cash and cash equivalents as of January 31, 2013 and October 31, 2012 included $392.1 million and $410.3 million held by our foreign subsidiaries. If we decide to distribute or use such cash and cash equivalents outside those foreign jurisdictions, including a distribution to the U.S., we may be subject to additional taxes or costs.

We had $5.2 million and $4.1 million of restricted cash included in Prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets as of January 31, 2013 and October 31, 2012. We had $13.5 million and $12.8 million of restricted cash included in Other long-term assets in our Condensed Consolidated Balance Sheets as of January 31, 2013 and October 31, 2012. These restricted cash balances were mainly comprised of pledged deposits, deposits for irrevocable standby letters of credit, and deposits to secure bank guarantees to customers, other counterparties to contractual relationships, and government agencies.

Inventories

Inventories consisted of the following (in thousands):

	January 31, 2013	October 31, 2012
Raw materials	$53,430	$50,952
Work-in-process	1,820	552
Finished goods	133,533	126,770
Total inventory	$188,783	$178,274

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	January 31, 2013	October 31, 2012
Prepaid expenses	$43,818	$37,261
Deferred income taxes	40,193	39,072
Prepaid taxes	29,483	36,678
Other receivables	7,483	12,715
Restricted cash	5,181	4,149
Bankers acceptances receivable	5,079	2,151
Investment in equity security and warrants	3,073	2,667
Other current assets	3,865	1,517
Total prepaid expenses and other current assets	$138,175	$136,210

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	Estimated Useful Life (Years)	January 31, 2013	October 31, 2012
Revenue generating assets	5	$113,725	$101,589
Computer hardware and software	3-5	72,700	70,064
Machinery and equipment	3-10	39,174	35,865
Leasehold improvements	Lesser of the term of the lease or the estimated useful life	22,471	20,773
Office equipment, furniture, and fixtures	3-5	9,993	9,423
Buildings	40-50	6,801	6,788
Depreciable fixed assets, at cost		264,864	244,502
Accumulated depreciation		(122,152)	(106,688)
Depreciable fixed assets, net		142,712	137,814
Construction in progress	—	8,247	7,838
Land	—	1,148	1,151
Fixed assets, net		$152,107	$146,803

Total depreciation expense for depreciable fixed assets for the three months ended January 31, 2013 and 2012 was $12.3 million and $9.0 million.

Other Long-Term Assets

Other long-term assets consisted of the following (in thousands):

	January 31, 2013	October 31, 2012
Debt issuance costs, net	$29,786	$31,897
Capitalized software development costs, net	14,329	12,238
Long-term restricted cash	13,541	12,754
Deposits	7,479	9,068
Long-term receivables	6,990	7,531
Other long-term assets	9,984	5,545
Total other long-term assets	$82,109	$79,033

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

Accruals and Other Current Liabilities

Accruals and other current liabilities consisted of the following (in thousands):

	January 31, 2013	October 31, 2012
Accrued expenses	$68,200	$68,431
Accrued compensation	44,410	47,019
Accrued patent litigation loss contingency, including interest (Note 11)	19,323	18,981
Sales and value-added taxes payable	17,733	12,461
Accrued liabilities for contingencies	17,183	20,863
Accrued warranty	12,791	11,931
Deferred tax liabilities - current portion	9,684	9,594
Income taxes payable	8,776	13,577
Deferred acquisition consideration payable - current portion	5,739	7,980
Acquisition-related earn-out payables - current portion	1,249	6,131
Other current liabilities	16,084	13,899
Total accruals and other current liabilities	$221,172	$230,867

Accrued Warranty

Activity related to Accrued warranty consisted of the following (in thousands):

	Three months ended January 31, 2013	Year Ended October 31, 2012
Balance at beginning of period	$12,775	$22,032
Warranty charged to cost of net revenues	3,282	12,340
Utilization of warranty accrual	(2,992)	(20,494)
Acquired warranty obligations	—	348
Changes in estimates	441	(1,451)
Balance at end of period	13,506	12,775
Less: current portion	(12,791)	(11,931)
Long-term portion	$715	$844

Deferred Revenue, Net

Deferred revenue, net of related costs consisted of the following (in thousands):

	January 31, 2013	October 31, 2012
Deferred revenue	$185,647	$144,492
Deferred cost of revenue	(27,588)	(15,885)
Deferred revenue, net	158,059	128,607
Less current portion	(119,003)	(91,545)
Long-term portion	$39,056	$37,062

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	January 31, 2013	October 31, 2012
Long-term income tax liabilities	$44,275	$44,144
Statutory retirement and pension obligations - non-current portion	12,017	10,983
Acquisition-related earn-out payables - non-current portion	2,739	2,832
Other long-term liabilities	12,079	12,481
Total other long-term liabilities	$71,110	$70,440

Redeemable Noncontrolling Interest in Subsidiary

The redeemable noncontrolling interest related to ABS (All Business Solutions S.R.L.) is recognized at the greater of the initial carrying amount increased or decreased for the noncontrolling interest's share of net income or loss or its redemption value. As of January 31, 2013 and October 31, 2012, the carrying amount of the redeemable noncontrolling interests was $0.8 million and $0.9 million.

Noncontrolling Interest in Subsidiaries

Changes in Noncontrolling interest in subsidiaries are set forth below (in thousands):

	Three months ended January 31, 2013	Year Ended October 31, 2012
Balance at beginning of period	$36,821	$445
Additions due to acquisitions	—	36,781
Distributions to noncontrolling interest stockholders	(134)	(1,673)
Net income attributable to noncontrolling interest in subsidiaries, net	(84)	1,268
Balance at end of period	$36,603	$36,821

Other Income (Expense), net

Other income (expense), net consisted of the following (in thousands):

	Three Months Ended January 31,
	2013	2012
Foreign currency exchange losses, net	$(3,519)	$(21,005)
Gain on divestiture	4,080	—
Gain on reversal of pre-acquisition contingency	1,858	—
Other income (expense), net	1,521	156
Total other income (expense), net	$3,940	$(20,849)

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

On January 25, 2013, VeriFone signed an agreement to sell to a third party for $6.0 million certain assets and business operations related to our SAIL mobile payment product. The transaction closed on January 31, 2013 and resulted in a $4.1 million gain, which is recorded within Other Income (Expense), net.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

Note 7. Fair Value Measurements

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

There were no transfers between fair value measurement levels during the three months ended January 31, 2013. The following table presents our assets and liabilities that were measured at fair value on a recurring basis as of January 31, 2013 and October 31, 2012, and their classification within the fair value hierarchy (in thousands):

	January 31, 2013
	Carrying Value	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Current assets:
Cash and cash equivalents
Money market funds (1)	$49,766	$49,766	$—	$—
Prepaid expenses and other current assets
Marketable equity investment (2)	2,840	2,840	—	—
Equity warrants (3)	232	—	232	—
Foreign exchange forward contracts not designated as cash flow hedges (4)	59	—	59	—
Total assets measured and recorded at fair value	$52,897	$52,606	$291	$—

Liabilities
Current liabilities:
Accruals and other current liabilities
Acquisition related earn-out payables (5)	$1,249	$—	$—	$1,249
Interest rate swaps designated as cash flow hedges (6)	2,404	—	2,404	—
Foreign exchange forward contracts not designated as cash flow hedges (4)	364	—	364	—
Other long-term liabilities
Acquisition related earn-out payables (5)	2,739	—	—	2,739
Interest rate swaps designated as cash flow hedges (6)	1,541	—	1,541	—
Total liabilities measured and recorded at fair value	$8,297	$—	$4,309	$3,988

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

	October 31, 2012
	Carrying Value	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Current assets:
Cash and cash equivalents
Money market funds (1)	$69,743	$69,743	$—	$—
Prepaid expenses and other current assets
Marketable equity investment (2)	2,471	2,471	—	—
Equity warrants (3)	196	—	196	—
Foreign exchange forward contracts not designated as cash flow hedges (4)	161	—	161	—
Total assets measured and recorded at fair value	$72,571	$72,214	$357	$—

Liabilities
Current liabilities:
Accruals and other current liabilities
Acquisition related earn-out payables (5)	$6,131	$—	$—	$6,131
Interest rate swaps designated as cash flow hedges (6)	2,451	—	2,451	—
Foreign exchange forward contracts not designated as cash flow hedges (4)	291	—	291	—
Other long-term liabilities
Acquisition related earn-out payables (5)	2,832	—	—	2,832
Interest rate swaps designated as cash flow hedges (6)	2,168	—	2,168	—
Total liabilities measured and recorded at fair value	$13,873	$—	$4,910	$8,963

1.	Money market funds are classified as Level 1 because we determine the fair value of the funds using quoted market prices in markets that are active.

2.	The marketable equity investment is classified as Level 1 because we determine the fair value using quoted market prices in markets that are active.

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

5.
The acquisition related earn-out payables are classified as Level 3 because we use a probability-weighted expected payout model to determine the expected payout and an appropriate discount rate to calculate the fair value. The key assumptions in applying the approach are the internally forecasted net revenues, contributions, and other performance measures for the acquired businesses, the probability of achieving the net revenues, contribution, and other performance targets and an appropriate discount rate. Significant increases in the probability of achieving net revenues, contribution, and other performance targets in isolation would result in a significantly higher fair value measurement while significant decreases in the probability of success in isolation would result in a significantly lower fair value measurement. Similarly, significant increases in the discount rate in isolation would result in a significantly lower fair value measurement while significant decreases in the discount rate in isolation would result in a significantly higher fair value measurement. We evaluate changes in each of the assumptions used to calculate fair values of our earn-out payable at the end of each period.

6.
Interest rate swaps are classified as Level 2 because we determine the fair value using observable market inputs, such as the one month LIBOR forward pricing curve, as well as credit default spreads reflecting nonperformance risks of counterparties.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

Fair Value of Acquisition-Related Earn-out Payables

The following table presents a reconciliation for our earn-out payables measured and recorded at fair value on a recurring basis, using Level 3 significant unobservable inputs (in thousands):

	Three months ended January 31, 2013	Year Ended October 31, 2012
Balance at beginning of period	$8,963	$6,728
Additions related to current period business acquisitions	—	24,149
Payments	(3,287)	(23,541)
Changes in estimates, included in Other income (expense), net	(1,858)	407
Interest expense	307	1,079
Foreign currency adjustments	(137)	141
Balance at end of period	$3,988	$8,963
Less: current portion	1,249	6,131
Non-current portion	$2,739	$2,832

As of January 31, 2013, the total gross earn-out payable, if all the financial performance targets were met would have been $18.0 million.

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

Note 8. Goodwill and Purchased Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	Three months ended January 31, 2013	Year Ended October 31, 2012
Balance at beginning of period	$1,179,381	$561,414
Additions related to business combinations	538	631,470
Divestiture of certain assets related to SAIL mobile payment product	(507)	—
Adjustment related to prior fiscal year acquisitions	—	1,632
Currency translation adjustments	26,596	(15,135)
Balance at end of period	$1,206,008	$1,179,381

Goodwill is not amortized. We review goodwill for impairment annually, and whenever events or changes in circumstances indicate its carrying amount may not be recoverable. Based on our review for potential indicators of impairment performed during the three months ended January 31, 2013 and the fiscal year ended October 31, 2012, there were no indicators of impairment.

As of both January 31, 2013 and October 31, 2012, the accumulated impairment losses included in total goodwill were $372.4 million for our International segment and $65.5 million for our North America segment, excluding impacts of foreign currency fluctuations.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

Purchased Intangible Assets

Purchased intangible assets consisted of the following (in thousands):

	January 31, 2013			October 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$704,302	$(118,125)	$586,177	$686,773	$(95,284)	$591,489
Developed and core technology	175,392	(58,235)	117,157	173,545	(46,618)	126,927
Trade name	18,397	(5,434)	12,963	17,707	(4,259)	13,448
Other	3,987	(1,150)	2,837	4,214	(1,270)	2,944
Total	$902,078	$(182,944)	$719,134	$882,239	$(147,431)	$734,808

Amortization of purchased intangible assets was allocated as follows (in thousands):

	Three Months Ended January 31,
	2013	2012
Included in cost of net revenues	$11,061	$8,489
Included in operating expenses	24,696	13,615
Total amortization of purchased intangible assets	$35,757	$22,104

Total future amortization expense for purchased intangible assets that have finite lives, based on our existing intangible assets and their current estimated useful lives as of January 31, 2013, is estimated as follows (in thousands):

Fiscal Years Ending October 31:	Cost of Net Revenues	Operating Expenses	Total
Remainder of fiscal year 2013	$33,337	$70,033	$103,370
2014	43,601	92,773	136,374
2015	22,851	91,517	114,368
2016	14,993	86,948	101,941
2017	2,281	61,111	63,392
Thereafter	94	199,595	199,689
Total future amortization expense	$117,157	$601,977	$719,134

Note 9. Derivative Financial Instruments

We use derivative financial instruments, primarily forward contracts and swaps, to manage certain of our exposures to foreign currency exchange rate and interest rate risks. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates and interest rates.

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

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

We recognize the fair value of our outstanding derivative financial instruments at the end of each reporting period as either assets or liabilities on our Condensed Consolidated Balance Sheets. See Note 7, Fair Value Measurements, for a presentation of the fair value of our outstanding derivative instruments as of January 31, 2013 and October 31, 2012.

The following tables present the amounts of gains and losses on our derivative instruments for the three months ended January 31, 2013 and 2012 (in thousands):

	Three Months Ended January 31, 2013
	Net amount of gain (loss) deferred as a component of accumulated other comprehensive income (loss)	Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into net income	Amount of gain (loss) recognized in net income immediately
Derivatives designated as hedging instruments:
Interest rate swap agreements (1)	$(3,945)	$(674)	$—
	(3,945)	(674)	—

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts (2)	—	—	(2,397)
Equity warrants (2)	—	—	36
	—	—	(2,361)
	$(3,945)	$(674)	$(2,361)

	Three Months Ended January 31, 2012
	Net amount of gain (loss) deferred as a component of accumulated other comprehensive income (loss)	Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into net income	Amount of gain (loss) recognized in net income (loss) immediately
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts (2)	$—	$—	$(23,156)
Equity warrants (2)	—	—	(48)
	$—	$—	$(23,204)

(1)	The effective portion of gains or losses on interest rate swap agreements designated as hedging instruments is recognized in Interest expense on our Condensed Consolidated Statements of Operations.

(2)
Gains or losses on foreign exchange forward contracts not designated as hedging instruments and on equity warrants are recognized in Other income (expense), net on our Condensed Consolidated Statements of Operations.

Interest Rate Swap Agreements Designated as Cash Flow Hedges

We use interest rate swap agreements to hedge the variability in cash flows related to interest rate payments. On March 23, 2012, we entered into a number of interest rate swap agreements to effectively convert $500.0 million of the Term A loan from a floating rate to a 0.71% fixed rate plus applicable margin. The interest rate swaps qualify for hedge accounting treatment as cash flow hedges. The interest rate swaps are effective for the period from March 30, 2012 to March 31, 2015, or 36 months. The notional amounts of interest rate swap agreements outstanding as of January 31, 2013 and October 31, 2012 were $500.0 million.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

Foreign Exchange Forward Contracts Not Designated as Hedging Instruments

We primarily utilize foreign exchange forward contracts to offset the risks associated with certain of our foreign currency balance sheet exposures. The foreign exchange forward contracts are arranged and maintained so as to yield gains or losses to offset changes in foreign currency denominated assets or liabilities due to movements in foreign exchange rates, in an attempt to mitigate the volatility associated with foreign currency transaction gains or losses. Our foreign currency exposures are predominantly inter-company receivables and payables arising from product sales from one of our entities to another. Our foreign exchange forward contracts generally mature within 90 days. We do not use these foreign exchange forward contracts for trading purposes. The notional amounts of such contracts outstanding as of January 31, 2013 and October 31, 2012 were $187.3 million and $188.3 million.

In the three months ended January 31, 2012, we recorded a $22.5 million foreign currency loss related to the difference between the forward rate on contracts purchased to lock in the U.S. dollar equivalent purchase price for our Point acquisition, and the actual rate on the date of derivative settlement.

Equity Warrants

We hold warrants to purchase 0.5 million shares of Trunkbow International Holdings, Ltd. common stock. These warrants are derivative financial instruments, and are reported at fair value.

Note 10. Financings

Borrowings under our financing arrangements consisted of the following (in thousands):

	January 31, 2013	October 31, 2012
2011 Credit Agreement
Term A loan	$980,706	$993,557
Term B loan	99,185	99,763
Revolving loan	210,000	210,000
Point overdraft facility	—	2,340
Other	1,660	1,957
Total borrowings	1,291,551	1,307,617
Less: current portion	(52,585)	(54,916)
Long-term portion	$1,238,966	$1,252,701

2011 Credit Agreement

On December 28, 2011, VeriFone, Inc. entered into a credit agreement (the "2011 Credit Agreement"), which initially consisted of a $918.5 million Term A loan, $231.5 million Term B loan, and $350.0 million Revolving loan commitment. On October 15, 2012, VeriFone, Inc. entered into an additional credit extension amendment to the 2011 Credit Agreement consisting of $109.5 million add-on Term A loans and $75.5 million add-on revolving commitment increase. The key terms of the 2011 Credit Agreement and additional credit extension amendment are described in Note 12, Financings, in Notes to Consolidated Financial Statements of our 2012 Annual Report on Form 10-K. These key terms include financial maintenance covenants and certain representations, warranties, covenants, and conditions that are customarily required for similar financings. We were in compliance with all financial covenants under the 2011 Credit Agreement as of January 31, 2013.

As of January 31, 2013, we elected the "Eurodollar Rate" margin option for our borrowings under the 2011 Credit Agreement. As such, the interest rate on the Term A and Revolving loan was 2.46%, which was one month LIBOR plus 2.25% margin, and the interest rate on the Term B loan was 4.25%, which was the higher of one month LIBOR or 1.00% plus 3.25% margin. At January 31, 2013, the unused revolving loan facility's commitment fee was 0.375% and the amount available to draw under the Revolving loan was $215.5 million.

As of January 31, 2013, interest margins are 2.25% for the Term A loan and the Revolving loan, and 3.25% for the Term B loan.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

We have outstanding a number of interest rate swap agreements to effectively convert $500.0 million loan from a floating rate to a 0.71% fixed rate plus applicable margin. The interest rate swaps qualify for hedge accounting treatment as cash flow hedges. The interest rate swaps are effective for the period from March 30, 2012 to March 31, 2015 or 36 months.

Senior Convertible Notes

Our 1.375% senior convertible notes issued and sold on June 22, 2007 matured on June 15, 2012. Holders of these notes had the right under certain conditions to convert their notes prior to maturity at any time on or after March 15, 2012. There were no such conversions of these notes. Upon maturity of the notes on June 15, 2012, we repaid the remaining principal amount of $277.3 million, together with accrued and unpaid interest of $4.0 million, in cash.

As of January 31, 2012, the equity component of the notes totaled $77.9 million, and the liability component was comprised of $277.3 million principal and $6.2 million unamortized debt discount, or $271.1 million net carrying amount.

During the term of the notes, we paid 1.375% interest per annum on the principal amount of the notes, semi-annually in arrears on June 15 and December 15 of each year, subject to increase in certain circumstances.

A summary of the interest rate and interest expense on the liability component related to these notes was as follows (in thousands, except percentages):

Three Months Ended January 31, 2012
Interest rate on the liability component	7.6%

Interest expense related to contractual interest coupon	$961
Interest expense related to amortization of debt discount	4,099
Total interest expense recognized	$5,060

In connection with the offering of the senior convertible notes, we entered into note hedge transactions with certain counterparties. We terminated the note hedge transaction with one counterparty in June 2011, and the remaining note hedge transactions expired unused on June 15, 2012.

In addition, we sold warrants to the counterparties whereby they have the option to purchase up to approximately 7.2 million shares of our common stock at a price of $62.356 per share. The warrants expire in equal amounts on each trading day from December 19, 2013 to February 3, 2014.

Point Overdraft Facility

Our 51% majority owned subsidiary of Point, Babs Paylink AB, has an unsecured overdraft facility with Swedbank, the 49% stockholder of Babs Paylink AB. The overdraft facility limit is SEK (Swedish Krona) 60.0 million (approximately $9.4 million at foreign exchange rates as of January 31, 2013). The interest rate is the bank's published rate plus a margin of 2.55%. At January 31, 2013, the interest rate was 3.63%. There is a 0.25% commitment fee payable annually in advance, and the overdraft facility is renewable annually on December 31. As of January 31, 2013, there were no borrowings outstanding under this overdraft facility, and SEK 60.0 million (approximately $9.4 million at foreign exchange rates as of January 31, 2013) was available.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

Principal Payments

Principal payments due for financings over the next five years are as follows (in thousands):

Years Ending October 31:
2013	$39,668
2014	91,832
2015	103,836
2016	180,928
2017	780,536
Thereafter	94,751
$1,291,551

Note 11. Commitments and Contingencies

Commitments

We lease certain facilities under non-cancelable operating leases that contain free rent periods, leasehold improvement rebates or rent escalation clauses. Rent expense under these leases has been recorded on a straight-line basis over the lease term. We are committed to pay a portion of the related actual operating expenses under certain of these lease agreements. These operating expenses are not included in the table below. The difference between amounts paid and rent expense is recorded as deferred rent and the short-term and long-term portions are included in Accruals and other current liabilities and Other long-term liabilities in our Condensed Consolidated Balance Sheets. Additionally, we sublease certain of these facilities to third parties.

In connection with our taxi media businesses, we enter into operating lease arrangements for the right to place advertising in or on taxicabs. In general, these lease arrangements are non-cancelable for terms ranging from 3 to 10 years, require us to pay minimum lease amounts based on the type and locations of the advertising displays in or on the taxicabs and are subject to fee escalation clauses. Based upon the number of operational taxicabs with our advertising displays at January 31, 2013, we had total lease commitments of $110.4 million relating to such lease arrangements, which are included in the future minimum lease payments in the table below.

Future minimum lease payments and sublease rental income under these leases as of January 31, 2013 were as follows (in thousands):

Years Ending October 31:	Minimum Lease Payments	Sublease Rental Income	Net Minimum Lease Payments
2013	$32,685	$(426)	$32,259
2014	34,447	(511)	33,936
2015	27,100	(489)	26,611
2016	22,096	(259)	21,837
2017	20,243	—	20,243
Thereafter	36,634	—	36,634
Total	$173,205	$(1,685)	$171,520

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

Rent expense consisted of the following (in thousands):

	Three Months Ended January 31,
	2013	2012
Rent expense for non-cancelable taxi operating leases	$7,640	$6,603
Other rent expense	6,987	6,154
Total rent expense	$14,627	$12,757

Manufacturing Agreements

We work on a purchase order basis with our primary electronic manufacturing services providers, which are located in China, Singapore, Malaysia, Brazil, Germany, Romania, and France, and component suppliers located throughout the world, to supply nearly all of our finished goods inventories, spare parts, and accessories. We provide each such supplier with a purchase order to cover the manufacturing requirements, which generally constitutes a binding commitment by us to purchase materials and finished goods produced by the manufacturer as specified in the purchase order. Most of these purchase orders are considered to be non-cancelable and are expected to be paid within one year of the issuance date. As of January 31, 2013, the amount of purchase commitments issued to contract manufacturers and component suppliers totaled approximately $110.3 million. Of this amount, $16.5 million has been recorded in Accruals and other current liabilities in the accompanying Condensed Consolidated Balance Sheets because these commitments are not expected to have future value to us.

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

Bank Guarantees

We have issued bank guarantees to certain of our customers and vendors as required in some countries to support certain performance obligations under our service or other agreements with these respective customers or vendors. As of January 31, 2013, the maximum amounts that may become payable under these guarantees was $5.6 million, of which $1.5 million is collateralized by restricted cash deposits.

Letters of Credit

We provide standby letters of credit in the ordinary course of business to third parties as required for certain transactions. As of January 31, 2013, the maximum amounts that may become payable under these letters of credit was $9.6 million.

Contingencies

We evaluate the circumstances regarding outstanding and potential litigation and other contingencies on a quarterly basis to determine whether there is at least a reasonable possibility that a loss exists requiring accrual or disclosure, and if so, whether an estimate of the possible loss or range of loss can be made, or whether such an estimate cannot be made. When a loss is probable and reasonably estimable, we accrue for such amount based on our estimate of the probable loss considering information available at the time. When a loss is reasonably possible, we disclose the estimated possible loss or range of loss in excess of amounts accrued. Except as otherwise disclosed below, we did not believe that losses were probable or that there was a reasonable possibility that a material loss may have been incurred with respect to the matters disclosed.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

Fire Loss

In July 2012 a fire occurred in one of our repair and staging facilities in Brazil, and we recorded an $8.3 million insurance receivable, which represents the expected probable recoverable amounts for quantified losses. During the three months ended January 31, 2013, we received payments totaling $4.8 million on the insurance receivable, and the remaining $3.5 million was in Prepaid and other current assets in our Condensed Consolidated Balance Sheets at January 31, 2013. Although final determination of the losses incurred and the actual insurance coverage under our policies are not yet complete, we expect our losses associated with this event to be substantially covered, and therefore we have recorded no net loss related to the fire during the fiscal year ended October 31, 2012 or the three months ended January 31, 2013. We do not expect this event to have a material impact on our results of operations or ongoing business operations.

Brazilian Tax Assessments

State Value Added Tax

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 received an unfavorable administrative decision on a tax enforcement action against it filed by the São Paulo State Revenue Department for collection of state sales taxes related to purported sales of software for the 1998 and 1999 tax years. In 2004 an appeal against this unfavorable administrative decision was filed in a judicial proceeding. The first level decision in the judicial proceeding was issued in our favor. The São Paulo State Revenue Department has filed an appeal of this decision, and the proceeding is now pending second level decision. Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible that we may receive an unfavorable decision in this proceeding. The tax assessment including estimated interest through January 31, 2013 for this matter totals approximately 7.1 million Brazilian reais (approximately $3.6 million at the foreign exchange rate as of January 31, 2013). As of January 31, 2013, we have not accrued for this matter.

Importation of Goods Assessments

Two of our Brazilian subsidiaries that were acquired as a part of the November 2006 Lipman (Lipman Electronic Engineering Ltd.) acquisition have been notified of assessments regarding Brazilian customs penalties that relate to alleged infractions in the importation of goods. The assessments were issued by the Federal Revenue Department in the City of Vitória, the City of São Paulo, and the City of Itajai. In each of these cases, the tax authorities allege that the structure used for the importation of goods was simulated with the objective of evading taxes levied on the importation by under-invoicing the imported goods. The tax authorities allege that the simulation was created through a fraudulent interposition of parties, where the real sellers and buyers of the imported goods were hidden.

In the Vitória tax assessment, the fines were reduced from 4.7 million Brazilian reais (approximately $2.4 million at the foreign exchange rate as of January 31, 2013) to 1.5 million Brazilian reais (approximately $0.7 million at the foreign exchange rate as of January 31, 2013) on a first level administrative decision on January 26, 2007. Both the tax authorities and the Company filed appeals of the first level administrative decision. In this appeal, we argued that the tax authorities did not have enough evidence to determine that the import transactions were indeed fraudulent and that, even if there were some irregularities in such importations, they could not be deemed to be our responsibility since all the transactions were performed by the third-party importer of the goods. On June 30, 2010, the Taxpayers Administrative Council of Tax Appeals decided to reinstate the original claim amount of 4.7 million Brazilian reais (approximately $2.4 million at the foreign exchange rate as of January 31, 2013) against us. A formal ruling on the decision of the Taxpayers Administrative Council of Tax Appeals has not yet been issued. In addition, the federal attorney in this proceeding has filed a motion to clarify, which is also pending a decision. Once a formal ruling is issued by the Taxpayers Administrative Council of Tax Appeals, we will decide whether or not to appeal to the judicial level. Based on our current understanding of the underlying facts of this matter, we believe that it is probable that our Brazilian subsidiary will be required to pay some amount of fines. Accordingly, at January 31, 2013, we have accrued 4.7 million Brazilian reais (approximately $2.4 million at the foreign exchange rate as of January 31, 2013) for this matter, plus approximately 3.4 million Brazilian reais (approximately $1.7 million at the foreign exchange rate as of January 31, 2013) for estimated interest.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

On July 12, 2007, we were notified of a first level administrative decision rendered in the São Paulo tax assessment, which maintained the total fine of 20.2 million Brazilian reais (approximately $10.2 million at the foreign exchange rate as of January 31, 2013) as imposed. On August 10, 2007, we appealed the first level administrative decision to the Taxpayers Council. A hearing was held on August 12, 2008 before the Taxpayers Council, and on October 14, 2008, the Taxpayers Council granted our appeal and dismissed the São Paulo assessment based upon the assessment being erroneously calculated on the value of the sale of the products in question to end customers in the local market rather than on the declared importation value of such products. We were subsequently notified of the Taxpayers Council's decision and the case was dismissed on May 19, 2009. In August 2009, the Brazilian tax authorities requested additional materials from us. In October 2009, we received a revised assessment in this matter of 1.9 million Brazilian reais (approximately $1.0 million at the foreign exchange rate as of January 31, 2013). On May 20, 2010, we were notified of a first level administrative decision canceling the revised tax assessment. The second level administrative decision maintained the first level administrative decision. No further appeal was filed prior to the deadline, and thus this revised assessment is now canceled and at January 31, 2013, we reversed the 1.6 million Brazilian reais (approximately $0.8 million at the foreign exchange rate as of January 31, 2013) we had previously accrued for this matter.

On January 18, 2008, we were notified of a first level administrative decision rendered in the Itajai assessment, which maintained the total fine of 2.0 million Brazilian reais (approximately $1.0 million at the foreign exchange rate as of January 31, 2013) as imposed, excluding interest. On May 27, 2008, we appealed the first level administrative decision to the Taxpayers Council. This matter is currently pending second level decision. Based on our current understanding of the underlying facts of this matter, we believe that it is probable that our Brazilian subsidiary will be required to pay some amount of fines. Accordingly, at January 31, 2013, we have accrued 2.0 million Brazilian reais (approximately $1.0 million at the foreign exchange rate as of January 31, 2013) for this matter, plus approximately 1.8 million Brazilian reais (approximately $0.9 million at the foreign exchange rate as of January 31, 2013) for estimated interest.

Municipality Tax on Services Assessment

In December 2009, one of the Brazilian subsidiaries that was acquired as part of the Lipman acquisition was notified of a tax assessment regarding alleged nonpayment of tax on services rendered for the period from September 2004 to December 2004. This assessment was issued by the municipality of São Paulo (the "municipality"), and asserts a services tax deficiency and related penalties totaling 0.9 million Brazilian reais (approximately $0.4 million at the foreign exchange rate as of January 31, 2013), excluding interest. The municipality claims that the Brazilian subsidiary rendered certain services within the municipality of São Paulo but simulated that those services were rendered in another city. At the end of December 2010 the municipality issued further tax assessments alleging the same claims for 2005 through June 2007. These additional subsequent claims assert services tax deficiencies and related penalties totaling 5.9 million Brazilian reais (approximately $3.0 million at the foreign exchange rate as of January 31, 2013), excluding interest. We received unfavorable decisions from the administrative courts, which ruled to maintain the tax assessments for each of these matters. No further grounds of appeal are available to us for these assessments within the administrative courts. In October 2012, as a result of the decision at the administrative level, the tax authorities filed an enforcement action in the civil courts to collect on the services tax assessments amounts awarded by the administrative court, and seeking other related costs and fees. On March 6, 2013, we filed our defensive claims in the civil courts in response to the tax authorities' enforcement action. Based on our understanding of the underlying facts of this matter and our evaluation of the potential outcome at the judicial level, we believe it is reasonably possible that our Brazilian subsidiary will be required to pay some amount of the alleged tax assessments and penalties, as well as amounts of interest and certain costs and fees imposed by the court, related to these matters.

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 received an unfavorable administrative decision on a tax enforcement action against it filed by the municipality of Curitiba for collection of alleged services tax deficiency. An appeal against this unfavorable administrative decision was filed in a judicial proceeding and currently the case is pending the municipality of Curitiba's compliance with the writ of summons. As of January 31, 2013, the underlying assessment, including estimated interest, was approximately 6.3 million Brazilian reais (approximately $3.2 million at the foreign exchange rate as of January 31, 2013). Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible that we may receive an unfavorable decision in this proceeding. As of January 31, 2013, we have not accrued for this matter.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

Brazilian Federal Tax Assessments

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 is the subject of outstanding tax assessments by the federal tax authorities alleging unpaid IRPJ, CSL, COFINS and PIS taxes from 2002 and 2003. Three of the four claims for the 2002 assessments were previously settled prior to our acquisition of Hypercom. The first level administrative court issued an unfavorable decision for the remaining claim related to the 2002 tax assessments, which we have appealed to the Administrative Tax Appeals Council. This claim is currently pending judgment by the Administrative Tax Appeals Council. We received a partially favorable ruling with respect to the 2003 tax assessments. Our appeal of the partial unfavorable ruling for the 2003 assessments is currently pending decision in the civil courts. Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible we may receive an unfavorable decision related to these proceedings. The outstanding tax assessments for these proceedings total 11.0 million Brazilian reais (approximately $5.5 million at the foreign exchange rate as of January 31, 2013), including estimated penalties and interest as of January 31, 2013.

Patent Infringement and Commercial Litigation

Cardsoft, Inc. et al v. VeriFone Holdings, Inc., VeriFone, Inc., Hypercom Corporation, et al.

On March 6, 2008, Cardsoft (Cardsoft, Inc. and Cardsoft (Assignment for the Benefit of Creditors), LLC) commenced an action in the United States District Court for the Eastern District of Texas, Marshall Division, against us and Hypercom Corporation, among others, alleging infringement of U.S. Patents No. 6,934,945 and No. 7,302,683 purportedly owned by Cardsoft. Cardsoft sought, in its complaint, a judgment of infringement, and an injunction against further infringement, damages, interest and attorneys' fees. The Markman hearing was held on August 8, 2011. Based on the court's ruling after the Markman hearing we filed motions for summary judgment on the claims prior to the scheduled trial, moving that, based on the court's construction of the key claims of the patents-in-suit, our products do not infringe on the patents-in-suit and moving for summary judgment based on our contentions the patents-in-suit are invalid. However, the court did not rule on these motions before trial, nor did the court rule on Cardsoft's summary judgment motions. Similarly, the court did not rule on the substantive pre-trial motions in favor of ruling on the matters at trial. The jury trial for this case commenced on June 4, 2012. On June 8, 2012, the jury completed its deliberations and returned an unfavorable verdict finding that Cardsoft's patents were valid and were infringed by the accused VeriFone and Hypercom devices, and further determined that a royalty rate of $3 per unit should be applied. Accordingly, the jury awarded Cardsoft infringement damages and royalties of $15.4 million covering past sales of the accused devices by VeriFone and Hypercom. The jury concluded there was no willful infringement by either VeriFone or Hypercom. We moved for judgment as a matter of law prior to the submission of the case to the jury, but the District Court did not rule on those motions.

Following the jury's verdict, we determined that it is probable we will incur a loss on this litigation based on the jury's verdict and current status of the litigation proceedings. As a result, we have accrued an estimated loss through January 31, 2013, including estimated pre-judgment interest and potential ongoing royalties, totaling $19.3 million as of January 31, 2013 related to this ongoing litigation. Our estimate of pre-judgment interest applies a rate of 4.12% which represents the seven year Treasury rate as of August 23, 2005, the date of the relevant hypothetical negotiation of the underlying claims.

A judgment has not yet been entered in this case, and we and Cardsoft have filed our post-verdict briefings with the District Court. We filed our motions for judgment as a matter of law to overturn the jury's verdict and motions for a new trial. Cardsoft filed a motion for permanent injunction or in the alternative for a future royalty of $8 per unit on our future U.S. sales of the accused products through the March 16, 2018 expiration date of the patents. Cardsoft also filed a motion seeking pre-judgment interest at a rate of 5%. The District Court is expected to rule on these matters before it enters judgment. We believe that there is a remote chance of the District Court granting an injunction under relevant U.S. Supreme Court case law. We cannot at this time estimate the per unit future royalty that the District Court will order in its final judgment, but it is probable the court will order a future royalty of at least $3 per unit based on the jury's verdict. In addition, based on our discussions with our litigation counsel for this matter, it is possible the court may order a future royalty that is higher than the per unit royalty awarded by the jury for future sales of the products determined by the jury to be infringing. Given that an ongoing royalty is probable and estimable, effective in our fiscal quarter ended July 31, 2012, when the jury verdict was issued, we accrued $3 per unit to cost of net revenues for potential ongoing royalties. During the fiscal quarter ended October 31, 2012, we completed redesigns of the terminals subject to the jury's verdict specifically to address the Cardsoft allegations, and implemented such redesign in the U.S. We obtained the legal opinion of independent intellectual property counsel that our terminals, as redesigned, do not infringe the Cardsoft patents-in-suit, taking into account the claim construction of the District Court in the Cardsoft action. Accordingly, although the question of whether our products, as redesigned, infringe the Cardsoft patents-in-suit is subject to determination by a court, whether the District Court in the underlying trial or another court, we concluded based on the procedures taken and legal reviews obtained, that it is not probable that an ongoing royalty based on the jury's verdict applies to our terminals as redesigned, and ceased accruing

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

an ongoing royalty on the basis for our implementation of the redesigns. We will continue to accrue for prejudgment interest until judgment is entered.

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

Class Action and Derivative Lawsuits

In re VeriFone Holdings, Inc. Securities Litigation

On or after December 4, 2007, several securities class action claims were filed against us and certain of our officers, former officers, and a former director. These lawsuits were consolidated in the U.S. District Court for the Northern District of California as In re VeriFone Holdings, Inc. Securities Litigation, C 07-6140 MHP. The original actions were: Eichenholtz v. VeriFone Holdings, Inc. et al., C 07-6140 MHP; Lien v. VeriFone Holdings, Inc. et al., C 07-6195 JSW; Vaughn et al. v. VeriFone Holdings, Inc. et al., C 07-6197 VRW (Plaintiffs voluntarily dismissed this complaint on March 7, 2008); Feldman et al. v. VeriFone Holdings, Inc. et al., C 07-6218 MMC; Cerini v. VeriFone Holdings, Inc. et al., C 07-6228 SC; Westend Capital Management LLC v. VeriFone Holdings, Inc. et al., C 07-6237 MMC; Hill v. VeriFone Holdings, Inc. et al., C 07-6238 MHP; Offutt v. VeriFone Holdings, Inc. et al., C 07-6241 JSW; Feitel v. VeriFone Holdings, Inc., et al., C 08-0118 CW. On August 22, 2008, the court appointed plaintiff National Elevator Fund lead plaintiff and its attorneys lead counsel. Plaintiff filed its consolidated amended class action complaint on October 31, 2008, which asserts claims under the Securities Exchange Act Sections 10(b), 20(a), and 20A and SEC Rule 10b-5 for securities fraud and control person liability against us and certain of our current and former officers and directors, based on allegations that we and the individual defendants made false or misleading public statements regarding our business and operations during the putative class periods and seeks unspecified monetary damages and other relief. We filed our motion to dismiss on December 31, 2008. The court granted our motion on May 26, 2009 and dismissed the consolidated amended class action complaint with leave to amend within 30 days of the ruling. The proceedings were stayed pending a mediation held in October 2009 at which time the parties failed to reach a mutually agreeable settlement. Lead plaintiff's first amended complaint was filed on December 3, 2009 followed by a second amended complaint filed on January 19, 2010. We filed a motion to dismiss the second amended complaint and the hearing on our motion was held on May 17, 2010. In July 2010, prior to any court ruling on our motion, lead plaintiff filed a motion for leave to file a third amended complaint on the basis that it had newly discovered evidence. Pursuant to a briefing schedule issued by the court we submitted our motion to dismiss the third amended complaint and lead plaintiff filed its opposition, following which the court took the matter under submission without further hearing. On March 8, 2011, the court ruled in our favor and dismissed the consolidated securities class action without leave to amend. On April 5, 2011, lead plaintiff filed its notice of appeal of the district court's ruling to the U.S. Court of Appeals for the Ninth Circuit. On June 24 and June 27, 2011, lead plaintiff dismissed its appeal as against defendants Paul Periolat, William Atkinson, and Craig Bondy. Lead plaintiff filed its opening brief on appeal on July 28, 2011. We filed our answering brief on September 28, 2011 and lead plaintiff filed its reply brief on October 31, 2011. A hearing on oral arguments for this appeal was held before a judicial panel of the Ninth Circuit on May 17, 2012. On December 21, 2012, the Ninth Circuit issued its opinion reversing the district court's dismissal of the consolidated shareholder securities class actions against us and certain of our officers and directors, with the exception of the dismissal of plaintiffs' claims under Section 20(a) of the Securities and Exchange Act, which the Ninth Circuit affirmed. On January 4, 2013, we filed a petition for en banc rehearing with the Ninth Circuit. On January 30, 2013, the Ninth Circuit denied the petition for rehearing. On February 8, 2013, the Ninth Circuit issued a mandate returning this case to the U.S. District Court for the Northern District of California for further proceeding on plaintiffs' claims, except for the dismissed Section 20(a) claim. We have agreed with lead plaintiff to hold a mediation on March 26, 2013.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

Shareholder Derivative Litigation Proceedings

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

On October 31, 2008, the state derivative plaintiffs filed their consolidated derivative complaint in California Superior Court for the County of Santa Clara naming us as a nominal defendant and bringing claims for insider selling, breach of fiduciary duty, unjust enrichment, waste of corporate assets and aiding and abetting breach of fiduciary duty against certain of our current and former officers and directors and our largest stockholder as of October 31, 2008, GTCR Golder Rauner LLC. In November 2008, we filed a motion to stay the state court action pending resolution of the parallel federal actions, and the parties have agreed by stipulation to delay briefing on the motion to stay until after the issue of demand futility is resolved in the federal derivative case. On June 2, 2011, the court entered a stipulated order requiring the parties to submit a case status report on August 1, 2011 and periodically thereafter. The parties submitted status reports to the court through February 1, 2013 as requested by the court. On January 30, 2013, counsel for plaintiff informed us that Mr. Carpel, the nominal plaintiff, had sold his shares in the company and therefore no longer had standing to maintain a derivative action against us. On February 15, 2013, the court entered an order setting a briefing schedule and setting a hearing for any demurrers to the consolidated complaint and setting a May 31, 2013 hearing date for any such demurrers. Also on February 15, plaintiff filed a motion for leave to publish notice to our stockholders seeking a new nominal plaintiff with a noticed hearing date of April 12, 2013.

Israel Class Action

On January 27, 2008, a class action complaint was filed against us in the Central District Court in Tel Aviv, Israel on behalf of purchasers of our stock on the Tel Aviv Stock Exchange. The complaint seeks compensation for damages allegedly incurred by the class of plaintiffs due to the publication of erroneous financial reports. We filed a motion to stay the action, in light of the proceedings already filed in the United States, on March 31, 2008. A hearing on the motion was held on May 25, 2008. Further briefing in support of the stay motion, specifically with regard to the threshold issue of applicable law, was submitted on June 24, 2008. On September 11, 2008, the Israeli District Court ruled in our favor, holding that U.S. law would apply in determining our liability. On October 7, 2008, plaintiffs filed a motion for leave to appeal the Israeli District Court's ruling to the Israeli Supreme Court. Our response to plaintiffs' appeal motion was filed on January 18, 2009. The Israeli District Court has stayed its proceedings until the Israeli Supreme Court rules on plaintiffs' motion for leave to appeal. On January 27, 2010, after a hearing before the Israeli Supreme Court, the court dismissed the plaintiffs' motion for leave to appeal and addressed the case back to the Israeli District Court. The Israeli Supreme Court instructed the Israeli District Court to rule whether the Israeli class action should be stayed, under the assumption that the applicable law is U.S. law. Plaintiffs subsequently filed an application for reconsideration of the Israeli District Court's ruling that U.S. law is the applicable law. Following a hearing on plaintiffs' application, on April 12, 2010, the parties agreed to stay the proceedings pending resolution of the U.S. securities class action, without prejudice to plaintiffs' right to appeal the Israeli District Court's decision regarding the applicable law to the Israeli Supreme Court. On May 25, 2010, plaintiff filed a motion for leave to appeal the decision regarding the applicable law with the Israeli Supreme Court. In August 2010, plaintiff filed an application to the Israeli Supreme Court arguing that the U.S. Supreme Court's decision in Morrison et al. v. National Australia Bank Ltd., 561 U.S. __, 130 S. Ct. 2869 (2010), may affect the outcome of the appeal currently pending before the Court and requesting that this authority be added to the Court's record. Plaintiff concurrently filed an application with the Israeli District Court asking that court to reverse its decision regarding the applicability of U.S. law to the Israeli class action, as well as to cancel its decision to stay the Israeli proceedings in favor of the U.S. class action in light of the U.S. Supreme Court's decision in Morrison. On August 25, 2011, the Israeli District Court issued a decision denying plaintiff's application and reaffirming its ruling that the law applicable to the Israeli class action is U.S. law. The Israeli District Court also ordered that further proceedings in the case be stayed pending the decision on appeal in the U.S. class action.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

On November 13, 2011, plaintiff filed an amended application for leave to appeal addressing the Israeli District Court's ruling. VeriFone filed an amended response on December 28, 2011. On January 1, 2012, the Israeli Supreme Court ordered consideration of the application by three justices. On July 2, 2012, the Israeli Supreme Court ordered VeriFone to file an updated notice on the status of the proceedings in the U.S. securities class action pending in the U.S. Court of Appeals for the Ninth Circuit by October 1, 2012. On October 11, 2012, VeriFone filed an updated status notice in the Israeli Supreme Court on the proceedings in the U.S. securities class action pending in the U.S. Court of Appeals for the Ninth Circuit. On January 9, 2013, the Israeli Supreme Court held a further hearing on the status of the appeal in the U.S. Court of Appeals for the Ninth Circuit and recommended that the parties meet and confer regarding the inclusion of the Israeli plaintiffs in the federal class action pending in the U.S. On February 10, 2013, the Israeli Supreme Court issued an order staying the case pursuant to the joint notice submitted to the court by the parties on February 4, 2013.

Sanders v. VeriFone Systems, Inc. et al.

On March 7, 2013, a putative securities class action was filed in the U.S. District Court for the Northern District of California against us and certain of our current and former officers. The action, captioned Sanders v. VeriFone Systems, Inc. et al., Case No. C 13-1038, is brought on behalf of a putative class of purchasers of VeriFone securities between December 14, 2011 and February 19, 2013 and asserts claims under the Securities Exchange Act Sections 10(b) and 20(a) and SEC Rule 10b-5 for securities fraud and control person liability. The claims are brought against us and certain of our current and former officers, and are based on allegations that we and the individual defendants made false or misleading public statements regarding our business, operations, and financial controls during the putative class period. The complaint seeks unspecified monetary damages and other relief.

If any of these class action or derivative lawsuits are resolved adversely to us, this could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Other Litigation

After termination of their services, several former contractors of one of our Brazilian subsidiaries filed individual lawsuits in the Labor Court of São Paulo against the subsidiary alleging an employer-employee relationship and wrongful termination, and claiming, among other damages, statutorily-imposed salaries, vacations, severance and bonus amounts, social contributions and penalties and moral damages. In October 2012, we received a partially unfavorable judgment for one of these lawsuits, with the court ruling that an employer-employee relationship existed. Both we and the plaintiff have appealed this first level administrative ruling. In October 2012, without admitting any wrongdoing or violation of law, we settled one of these lawsuits for a cash payment. The amount of this settlement is not material to our results of operations and has been recorded in our results of operations for the fiscal year ended October 31, 2012. While the plaintiffs in these proceedings have made similar allegations, some of these lawsuits are in the earlier stage of proceedings with some not having reached the discovery stage. Our evaluation of these proceedings with Brazilian labor counsel is ongoing, and we intend to vigorously defend these actions. Based on our review and understanding of the available facts and circumstances related to these matters and applicable Brazilian labor laws, we believe that it is probable that we may not prevail as to one or more of these claims against us. As of January 31, 2013, we have accrued 2.7 million Brazilian reais (approximately $1.3 million at the foreign exchange rate as of January 31, 2013), including estimated accrued interest, in Sales and marketing operating expenses, based on our current assessment of these matters.

Certain of the foregoing cases are still in the preliminary stages, and we are not able to quantify the extent of our potential liability, if any. Further, the outcome of litigation is inherently unpredictable and subject to significant uncertainties. If any of these matters are resolved adversely to us, this could have a material adverse effect on our business, financial condition, results of operations, and cash flows. In addition, defending these legal proceedings is likely to be costly, which may have a material adverse effect on our financial condition, results of operations and cash flows, and may divert management's attention from the day-to-day operations of our business.

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

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

Export Control Matters

As disclosed below in Part II Item 5, Other Information of this Quarterly Report on Form 10-Q, we have discovered certain unauthorized activities which may potentially constitute violations of U.S. export control laws and regulations that prohibit the shipment of our products and the provision of our services to countries, governments and persons targeted by U.S. sanctions. In connection with our discoveries we have made a voluntary disclosure to the U.S. Department of Treasury's Office of Foreign Assets Control (“OFAC”) regarding these potential violations. This voluntary disclosure process with OFAC is in the initial stages and we cannot predict whether or when OFAC would review this matter or what enforcement action, if any, it may take. If we were found to be in violation of U.S. sanctions or export control laws, it could result in fines or penalties for us, which could harm our results of operations. See further disclosures in Part II Item 5, Other Information of this Quarterly Report on Form 10-Q.

Income Tax Uncertainties

As of January 31, 2013, the amount payable of our unrecognized tax benefits was $44.3 million, including accrued interest and penalties, of which none is expected to be paid within one year. We are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. We believe that it is reasonably possible that there could be a reduction in unrecognized tax benefits due to statute of limitations expirations in multiple tax jurisdictions during the next 12 months that is not material.

Note 12. Stockholders’ Equity

Common and Preferred Stock

We have 200.0 million authorized shares of common stock at $0.01 per share par value. There were 108.3 million and 107.9 million shares of common stock outstanding as of January 31, 2013 and October 31, 2012.

We have 10.0 million authorized shares of preferred stock at $0.01 per share par value. There were no shares of preferred stock outstanding as of January 31, 2013 and October 31, 2012.

We have 0.1 million shares of treasury stock as of January 31, 2013 and October 31, 2012.

Warrants to purchase 7.2 million shares of our common stock at an exercise price of $62.356 per share were outstanding at January 31, 2013 and 2012. The warrants were sold in connection with the offering of our 1.375% senior convertible notes. The warrants expire in equal share amounts on each trading day from December 19, 2013 to February 3, 2014.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), net of tax, consisted of the following (in thousands):

	January 31, 2013	October 31, 2012
Foreign currency translation adjustments	$20,218	$(28,057)
Unrealized gain on marketable equity investment	484	—
Unrealized loss on derivatives designated as cash flow hedges, net of tax	(1,746)	(2,674)
Adjustments of pension plan obligations	(1,833)	(1,659)
Accumulated other comprehensive income (loss)	$17,123	$(32,390)

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

Note 13. Segment and Geographic Information

Segment Information

We operate in two business segments: International and North America. Our International segment is defined as our operations in countries other than the U.S. and Canada, and our North America segment is defined as our operations in the U.S. and Canada. We determined our operating segments based on the discrete financial information used by our Chief Executive Officer, who is our chief operating decision maker, to assess performance and allocate resources. Our reportable segments are the same as our operating segments.

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

The following table sets forth net revenues and operating income (loss) for our segments (in thousands):

	Three Months Ended January 31,
	2013	2012
Net revenues:
International	$296,927	$305,235
North America	132,727	119,965
Corporate	(907)	(5,676)
Total net revenues	$428,747	$419,524
Operating income (loss):
International	$78,976	$85,462
North America	42,710	40,979
Corporate	(99,951)	(104,521)
Total operating income (loss)	$21,735	$21,920

Our goodwill by segment was as follows (in thousands):

	January 31, 2013	October 31, 2012
International	$988,743	$962,148
North America	217,265	217,233
Total goodwill	$1,206,008	$1,179,381

Our total assets by segment, based on the location of the assets, were as follows (in thousands):

	January 31, 2013	October 31, 2012
International	$2,618,829	$2,616,662
North America	915,237	873,945
Total assets	$3,534,066	$3,490,607

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

Geographic Information

Our net revenues by country with net revenues over 10% of total net revenues were as follows (in thousands):

	Three Months Ended January 31,
	2013	2012
United States	$128,558	$116,228
Brazil	33,918	61,116
Other countries	266,271	242,180
Total net revenues	$428,747	$419,524

Net revenues, including corporate net revenues, are allocated to the geographic regions based on the shipping destination or service delivery location of customer orders.

Note 14. Related-Party Transactions

For the three months ended January 31, 2013 and 2012, we recorded $5.3 million and $2.3 million of net revenues from certain companies of which one of the members of their board of directors also serve on our board of directors. As of January 31, 2013 and October 31, 2012, we had outstanding accounts receivable balances of $1.5 million and $3.7 million related to those certain companies.
Our 51% majority owned subsidiary of Point, Babs Paylink AB, has an unsecured overdraft facility with Swedbank, the 49% stockholder of Babs Paylink AB. As of January 31, 2013, no amounts were outstanding and SEK 60.0 million (approximately $9.4 million at foreign exchange rates as of January 31, 2013) was available. See Note 10, Financings, for further information on the Point Overdraft Facility. In addition, in the normal course of business, we have other immaterial transactions with Swedbank.

Note 15. Subsequent Events

Sanders v. VeriFone Systems, Inc. et al.

On March 7, 2013, a putative securities class action was filed in the U.S. District Court for the Northern District of California against us and certain of our current and former officers. See further disclosure under the caption Sanders v. VeriFone Systems, Inc. et al., in Note 11, Commitments and Contingencies.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. In some cases, forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “intends,” “potential,” “continues,” “plans,” “predicts,” and similar terms. Such forward-looking statements are based on current expectations, estimates, and projections about our business and industry, and management's beliefs and assumptions, and do not reflect the potential impact of any mergers, acquisitions, or other business combinations or divestitures, that have not been completed. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A Risk Factors in our 2012 Annual Report on Form 10-K and in Part II, Item 1A Risk Factors of this Quarterly Report on Form 10-Q, our disclosures of Critical Accounting Policies and Estimates in Part II, Item 7 in our 2012 Annual Report on Form 10-K and in Part I, Item 2 of this Quarterly Report on Form 10-Q, and our disclosures in Item 3, Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10-Q, as well as in our unaudited Condensed Consolidated Financial Statements and Notes thereto. The following discussion should be read in conjunction with our consolidated financial statements and related notes included in our 2012 Annual Report on Form 10-K and the unaudited Condensed Consolidated Financial Statements and Notes thereto included in Part I, Item I of this Quarterly Report on Form 10-Q. Unless required by law, we expressly disclaim any obligation to update publicly any forward-looking statements, whether as result of new information, future events, or otherwise.

When we use the terms “VeriFone,” “we,” “us,” "the Company," and “our” in this item, we mean VeriFone Systems, Inc., a Delaware corporation, and its consolidated subsidiaries.

Overview

We are a leading global provider of payment solutions that enable secure electronic payment transactions and value-added services at the POS (point of sale). We provide payment solutions and expertise at the POS via merchant-operated, consumer-facing, and self-service systems. Since 1981, we have designed and marketed payment solutions that facilitate the long-term shift toward electronic payment transactions and away from cash and checks in both developed and emerging economies worldwide. We have one of the leading electronic payment solutions brands and are one of the largest providers of electronic payment systems in the world.

Our customers include, among others, financial institutions, payment processors, petroleum companies, large retailers, taxi fleets, transportation agencies, government organizations, healthcare companies, quick service restaurants, hospitality companies, advertisers and media companies. We also sell to distributors, resellers, system integrators, and ISOs (independent sales organizations that focus on re-sale to small merchants) who resell our products. Increasingly, we are engaging with non-traditional industry participants such as alternative payment companies, mobile phone operators, mobile wallet providers and coupon/offer providers, who desire access and integration with our payment solutions at the POS to deliver their services and utilize sales and shopper related data.

We compete primarily on the basis of the following key factors: end-to-end system solutions, product certifications, value-added applications, advanced product features, advanced communications modularity, reliability, supply chain scale and flexibility, payment data security, and low total cost of ownership as compared with other alternatives. We believe that continued investment in our product platform and architecture is important to enable us to capitalize on the continuing global shift toward electronic payment transactions.

We operate in two business segments: North America and International. We define North America as the U.S. and Canada, and International as all other countries from which we derive net revenues. Our reportable segments are the same as our operating segments. Net revenues and operating income (loss) of each operating segment reflect net revenues and expenses that directly benefit only that segment. The operating segment performance measures reviewed by our Chief Executive Officer exclude certain costs incurred on a company-wide basis, primarily stock-based compensation, as well as acquisition-related adjustments. These items are not allocated to our operating segments and are presented in the financial information by segment as "Corporate."

Our Sources of Revenue

Our payment solutions generally consist of POS electronic payment systems that run our proprietary operating systems, security, encryption, application and certified payment software, as well as third-party value-added applications. Our electronic payment systems are available in several modular configurations, offering our customers flexibility to support a variety of connectivity options, including various wired and wireless Internet connectivity infrastructures deployed globally.

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

The timing of our customer orders may cause our revenue to vary from quarter to quarter. Specifically, net revenues recognized in our fiscal quarters can vary significantly when larger customers or our distributors cancel or delay orders due to customer budget concerns and regulatory, certification or other requirements. In addition, net revenues can be back-end weighted within a fiscal quarter when we receive sales orders and deliver a higher proportion of our System solutions toward the end of our fiscal quarters. In times of macroeconomic uncertainty, timing of orders can be even more back-end weighted because customers are more likely to delay expansion projects or hold off procurement until the end of a particular quarter. This variability and back-end weighting of orders limits our visibility during the quarter and may adversely affect our results of operations in a number of ways and could negatively impact net revenues and profits. The product mix of orders may not align with manufacturing forecasts, which could result in a shortage of the components needed for production. In addition, existing manufacturing capacity may not be sufficient to deliver the desired volume of orders given the short lead time. Back-end weighted demand also could negatively impact gross margins through higher labor, delivery and other manufacturing and distribution costs. If, on the other hand, we were to seek to manage the fulfillment of back-end weighted orders through holding increased inventory levels, we would risk higher inventory obsolescence charges if our sales fall short of our expectations. Back-end weighting of orders also can result in revenue timing that is difficult to forecast.

Because our revenue recognition depends on, among other things, the timing of product shipments, decisions we make about product shipments, particularly toward the end of a fiscal quarter, may impact our reported net revenues. The timing of product shipments may depend on a number of factors, including price discussions with our customers, operating costs, including costs of air shipments if required, the delivery date requested by customers and our operating capacity to fill orders and ship products, as well as our own long and short-term business planning. These factors may affect timing of shipments and consequently net revenues recognized for a particular period.

We group our net revenues geographically based upon our two reportable segments: International and North America. Our International segment consists of our business in the EMEA, LAC and ASPAC territories. Our EMEA territory is comprised of our operations in Europe, the Middle East, and Africa. Our LAC territory consists of our operations in Latin America, which includes South America, Central America, Mexico, and the Caribbean. Our ASPAC territory consists of our operations in the Asia Pacific region, including China, India, Japan, Australia, New Zealand and other countries in the region. Our North America territory is comprised of the U.S. and Canada.

Financial Results Summary for First Quarter of Fiscal Year 2013

Overall

•	Our net revenues were $428.7 million, up 2% year-over-year.

•	Our gross margin grew 2.8 points year-over-year to 40.1%.

•	We earned net income of $0.11 per diluted share compared with a $0.03 loss per diluted share a year ago.

•	Operating cash flow increased to $53.4 million in the first quarter of fiscal year 2013, compared with $32.2 million in the first quarter of fiscal year 2012.

Net revenues by segment

•	North America net revenues increased $12.8 million, or 10.6%, year-over-year.

•	International net revenues decreased $8.3 million, or 2.7%, year-over-year.

Outlook

Our industry's growth continues to be driven by the long-term shift from cash to cashless transactions and the increasing demand for payment security. This shift is accompanied by an increasing mobility of payment systems, a growing emphasis on contactless payments, the emergence of payments initiated by consumers through mobile wallets, the development of self-service payment systems, the growth of media-enabled payment solutions, and continued focus on security to reduce fraud and identity theft. In the U.S., we believe that our industry's growth may also be driven by the potential shift to EMV smartcard-based payments. We believe that these trends will continue to drive demand for electronic payment systems. At the same time, however, we believe that weak macroeconomic conditions, particularly in Europe, will continue to have an unfavorable impact on revenue growth.

We expect revenue growth in developed and certain emerging countries to be driven by customers upgrading and replacing their systems in order to, among other reasons, address compliance with security standards or implement new or better functionality. We also see opportunity to offer customers Payment-as-a-Service offerings, which will allow us to actively engage with the customer over an ongoing service term. We expect the timing and amount of revenue growth to be impacted by the weak macroeconomic environment, as well as the timing of new certified product releases and the roll out of new Services offerings. The timing of product releases can have a significant impact on our net revenues, particularly in countries that require lengthy certification processes. We expect continued revenue growth in emerging geographies, such as Brazil, Russia, China and India, and in certain countries in the Middle East and Africa, due to demand for electronic payment systems as a result of improvements in economic conditions and efforts to modernize these economies to cashless payment systems. However, challenges related to the re-alignment of our distributors in the Middle East and Africa may impact our net revenues. Demand for electronic payment systems may eventually reach a saturation point, at which time customers might slow or end expansion projects. Our revenue growth may also be impacted by economic or political uncertainty in those geographies.
We expect to devote additional research and development resources to address the market needs of both emerging and developed countries. Our research and development focuses on three main areas: (i) platform development, such as new product offerings and competitive product features, (ii) gateway development, software applications and systems for managed services, to support our services transformation, and (iii) certifications of our products and local customizations of our software to address in-country specifications. We are increasing our investment in research and development activities in all three of these areas, with primary focus on research and development to support our services transformation and to accelerate product certifications and local requirements.

We expect that the markets in which we conduct our business will remain highly competitive, characterized by changing technologies, evolving industry standards, and increased desire for additional functionality, premium services, mobility, and security. Market disruptions caused by new technologies, the entry of new competitors, consolidations among our customers and competitors, changes in regulatory requirements, and other factors, can introduce volatility into our businesses.

Critical Accounting Polices and Estimates

Management's discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP (U.S. generally accepted accounting principles). Our significant accounting policies are more fully described in Note 1, Principles of Consolidation and Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements of our 2012 Annual Report on Form 10-K. There were no changes to our significant accounting policies during the three months ended January 31, 2013.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically could materially impact our condensed consolidated financial statements. Our critical accounting policies include our more significant estimates and assumptions used in the preparation of our condensed consolidated financial statements. Our critical accounting policies are described in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2012 Annual Report on Form 10-K.

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

Recent Accounting Pronouncements

For a description of recent accounting standards including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements, refer to Note 1, Principles of Consolidation and Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Goodwill

We review goodwill for impairment annually on August 1 and whenever events or changes in circumstances indicate its carrying amount may not be recoverable. For our annual goodwill impairment test in the fourth quarter of fiscal year 2012, we performed a quantitative test for all our reporting units to determine whether the fair value of each reporting unit exceeded its carrying value. Consistent with prior periods, we selected the income approach, specifically the DCF (discounted cash flow) method, to determine the fair value of each reporting unit. The DCF approach calculates fair value by discounting estimated after-tax cash flows to a present value, using a risk-adjusted discount rate. We selected this method as the most meaningful in conducting our goodwill assessments because we believe it most appropriately measures our income-producing assets.

In applying the income approach to our accounting for goodwill, we made certain assumptions as to the amount and timing of future expected cash flows, terminal value growth rates, and appropriate discount rates. The amount and timing of future cash flows used in our DCF analysis was based on our most recent long-term forecasts and the expected future financial performance of each reporting unit, including projections of net revenues, costs of net revenues, operating expenses, income taxes, working capital requirements, and capital expenditures. Our terminal value growth rate was used to calculate the value of the cash flows beyond the last projected period in our DCF analysis, which reflects our best estimates for stable, perpetual growth of our reporting units. We used the WACC (weighted average cost of capital) as a basis for determining the discount rates to apply to our reporting units' future expected cash flows. We based our fair value estimates on assumptions we believe to be reasonable, but the future impact of such assumptions is unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we made certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units.

For our fiscal year 2012 annual impairment review, we compared the carrying amount of each of our five reporting units as of August 1, 2012 to their estimated fair value, and determined that the estimated fair value of each reporting unit exceeded its carrying amount by amounts ranging from 32% to 392%. Our EMEA reporting unit, which was allocated $872.9 million of goodwill, had the lowest excess of fair value over carrying value at 32%.

We performed an interim review for potential indicators of impairment at January 31, 2013, noting the fact that EMEA first quarter net revenues were lower than originally estimated and that the fair value of the reporting unit may be decreasing. In addition, foreign currency fluctuations in EMEA territories resulted in an increase in the reporting unit's carrying value. In order to evaluate the sensitivity of the fair value calculations from our annual goodwill impairment test, we applied a hypothetical 10% decrease to the expected fiscal year 2013 net revenues and 5% decrease to expected fiscal year 2013 costs for our EMEA reporting unit. This hypothetical decrease resulted in the reporting unit having a fair value that exceeded the estimated January 31, 2013 carrying value by approximately 12%.

Following our February 20, 2013 announcement of certain preliminary financial results for our first fiscal quarter, the trading price of our stock declined. Management considered whether this decrease in stock price represents an indicator of impairment as of January 31, 2013. Because of the short time between the date the trading price of our stock declined and the filing of this Quarterly Report on Form 10-Q, we concluded that the stock decline is not sustained for the purposes of this assessment and that our historical WACC and internal forecasts remain the best indicator of reporting unit fair value at January 31, 2013. We assessed the sensitivity of the fair value calculations to changes in our discount rate. For each 1% increase in our discount rate, the excess of the EMEA reporting unit fair value over its carrying value decreases approximately 9%.

Based upon the sensitivity analyses performed, in consideration of our latest forecasts and WACC, we concluded that there was no indicator of impairment at January 31, 2013. However, failure to meet our internal forecasts, a sustained decline in our stock price, further weakening of the macroeconomic conditions, or significant changes in management's business strategies could result in changes to goodwill impairment assessment in the future. In accordance with our accounting policies, during our second fiscal quarter of 2013 we will consider whether events or changes in circumstances, including factors such as a sustained decline in our stock price, indicate that the carrying amount of our goodwill may not be recoverable. As described in Part II Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q, additional impairment charges can materially and adversely affect our financial results.

Results of Operations

Net Revenues

Our sources of net revenues include (1) products, which include electronic payment systems with incidental software or accessories; (2) services, which include our "All-in-One" payment services, fees for installation and deployment, customer support, repair services, transaction processing, custom software development and extended warranties, as well as placement of advertising on the interior and exterior of taxis and displays at petroleum dispensers; and (3) software, which includes licenses for software to manage electronic payment solutions and encryption, to enable mobile payment and to provide value-added features for our payment solutions.

We refer to net revenues from the sale of products and associated perpetual software licenses and accessories as System solutions net revenues. We refer to net revenues from services, the lease of products and term software licenses as Services net revenues.

Net revenues, which include System solutions and Services, are summarized in the following table (in thousands, except percentages):

	Three Months Ended January 31,
	2013	% of Total net revenues	2012	% of Total net revenues	Change	% Change
System solutions	$281,708	65.7%	$312,641	74.5%	$(30,933)	(9.9)%
Services	147,039	34.3%	106,883	25.5%	40,156	37.6%
Total net revenues	$428,747	100.0%	$419,524	100.0%	$9,223	2.2%

Total net revenues grew primarily due to our having a full quarter of net revenues from Point, which was acquired on December 30, 2011 and contributed $56.4 million of net revenues in the three months ended January 31, 2013 compared to $14.5 million in the three months ended January 31, 2012. These increases were offset by a $37.8 million decrease in System solutions net revenues.

System solutions net revenues as a percent of total net revenues decreased primarily due to the decline in System solutions net revenues, as well as our having a full quarter of Services net revenues from Point and our increased focus on our Services model.

We expect to see an overall long-term shift towards a higher proportion of Services net revenues relative to total net revenues as a result of our continuing development and sales of our Services offerings globally, including Services for which associated net revenues are spread over a multi-year service term.

System Solutions Net Revenues
System solutions net revenues are summarized in the following table (in thousands, except percentages):

	Three Months Ended January 31,
	2013	2012	Change	% Change
International
EMEA	$95,860	$115,312	$(19,452)	(16.9)%
LAC	59,293	88,571	(29,278)	(33.1)%
ASPAC	42,644	37,757	4,887	12.9%
Total International	197,797	241,640	(43,843)	(18.1)%
North America	84,034	73,027	11,007	15.1%
Corporate	(123)	(2,026)	1,903	(93.9)%
Total	$281,708	$312,641	$(30,933)	(9.9)%

International System solutions net revenues decreased primarily due to decreases in EMEA and LAC.

In EMEA we adjusted the mix of the distributors used for the Middle East and Africa region, including increasing sales volume with certain distributors and terminating business activities with one distributor as a result of factors described in Part II Item 5 of this Quarterly Report on Form 10-Q. Collectability was not reasonably assured for certain of these distributors and in accordance with our revenue recognition policies, we deferred $22.9 million of net revenues and $13.6 million of associated costs. Of the EMEA System solutions net revenues decline, $5.7 million was attributable to competitive pressures that resulted in a loss of market share and missed or delayed revenue opportunities. For example, we did not complete projects to localize and customize our products for in-country specifications ahead of our competitors in certain European markets. These decreases were partially offset by a $6.5 million increase in Germany where sales of our new H5000 system, launched in the fourth fiscal quarter of 2012, were strong due to demand by customers who had been waiting for the new products. Net revenues in Spain were also up $3.7 million year-over-year, despite delayed project roll outs, due to new customer wins.

LAC System solutions net revenues are dependent upon a limited number of customers and the timing and size of orders from those customers can significantly impact our net revenues from period to period. For example, one customer in Brazil contributed $21.4 million less net revenues in the first quarter of fiscal year 2013 than the first quarter of fiscal year 2012, primarily due to a large rollout to upgrade the customer's terminal base in 2012 that did not recur in 2013. Competitive pressures and software localization requirements also impact customer demand for our products and the timing of orders. In LAC, these factors had an overall negative impact on us in the current quarter compared to the year ago period as local product requirements become more complex and competitive pressures increased. Foreign currency fluctuations had a $5.0 million unfavorable impact on net revenues in Brazil due to a decrease in the value of the Brazilian Reais as compared to the U.S. dollar year over year. Additionally, Venezuela net revenues decreased $3.5 million because customer payments were not released by the Venezuelan government due to tightening currency controls and, as a result, revenue could not be recognized.

ASPAC System solutions net revenues increased overall year over year. Net revenues in Greater Asia increased $3.3 million primarily in new markets, such as Indonesia and Thailand, where the payment card industry is expanding. Net revenues in China increased $3.2 million due in part to the timing of the Chinese New Year holiday, which was in the second quarter of fiscal year 2013 and in the first quarter of fiscal year 2012. Net revenues in Australia and New Zealand increased by $3.0 million due to increased customer demand as customers upgraded their systems. These increases were offset by a $3.9 million decrease in India as customers have slowed their system deployments due to uncertainty regarding their future cash flows following an action taken by The Reserve Bank of India to reduce the merchant discount rate.

The North America System solutions net revenues remained strong as a result of demand for new products, such as our MX 900 series solution for our retail customers and our Topaz product line for our petroleum customers, as well as increased demand by our distributors. Net revenues to petroleum customers grew $2.7 million as those customers migrated to our latest generation, IP and touch screen based, Topaz product line. Net revenues from one distributor increased $4.7 million as it replenished inventory levels. Demand by distributors varies widely. We believe their decisions are driven by a number of factors, such as cost management efforts, which may cause the distributors to alter their distribution models or inventory levels, timing of changes in standards, which in turn impact timing of purchases from us, and each distributor's perception of shifts in demand in their end markets.

Outlook

Many economies, including the U.S., have experienced economic improvements since the global recession in 2008, but continue to experience some volatility and challenges in achieving sustained economic growth. In particular, Europe continues to experience significant economic volatility due to the current macroeconomic conditions. Any sustained economic weakness or deterioration in economic conditions, would adversely affect our business, operating results, and financial condition.

We expect International System solutions net revenues to benefit from the addition of our global acquisitions, as well as from the continued overall demand for our products internationally, including in emerging markets that continue to adopt electronic payments and create retail establishments. However, these opportunities may be offset by the adverse impact of the macroeconomic conditions discussed above, increased competition from other payment technologies, or any delays in product customizations, certifications and localization for in-country specifications, as well as challenges associated with the shift in the mix of our distributors in the Middle East and Africa. In addition, we expect overall demand in Europe to continue to be challenged throughout the rest of fiscal 2013.

We expect growth in North America System solutions net revenues over the next several years to be driven by anticipated customer terminal upgrade cycles and by merchant purchases of more advanced systems in anticipation of the adoption of new technologies, such as NFC (near field communications) and other mobile device enabled payments at the POS. North America System solutions net revenues are also anticipated to grow as a result of the EMV standard that we expect will be adopted in the U.S. over the next several years, as the petroleum market continues to adopt new and more secure payment devices for petroleum dispensers, as our PAYware Mobile for Enterprise Retail solution grows as a result of retailers seeking to take payment with mobile devices throughout their stores, and as net revenues from our acquired businesses continue to benefit from cross selling to legacy VeriFone customers. Near term, North America System solutions net revenues will vary depending on the timing of customer deployments and distributor demand.

As we transition to a services based model, we expect to see a long-term shift towards a higher proportion of Services net revenues relative to total net revenues. This shift may also cause a decrease in Systems solutions net revenues depending upon whether our customers purchase equipment outright or enter into long-term payment arrangements that result in equipment rental revenue over time.

Services Net Revenues

Services net revenues are summarized in the following table (in thousands, except percentages):

	Three Months Ended January 31,
	2013	2012	Change	% Change
International
EMEA	$77,024	$43,691	$33,333	76.3%
LAC	13,733	11,718	2,015	17.2%
ASPAC	8,373	8,186	187	2.3%
Total International	99,130	63,595	35,535	55.9%
North America	48,693	46,938	1,755	3.7%
Corporate	(784)	(3,650)	2,866	(78.5)%
Total	$147,039	$106,883	$40,156	37.6%

Services net revenues increased primarily due to the acquisition of Point, which contributed $46.8 million of Services net revenues within EMEA during the three months ended January 31, 2013, compared to $13.0 million in the prior year quarter following our acquisition of Point on December 30, 2011. The remaining $3.5 million net increase, excluding corporate revenues, relates, in general, to our global focus on expanding our service offerings and increasing recurring net revenues, offset slightly by the reduction of up front net revenues related to installation and deployment associated with the decrease in System solutions net revenues. Corporate offsets improved as the acquisition related step-downs in deferred revenues at acquisition are substantially amortized.

Outlook

Worldwide, we have a number of programs underway that we believe will continue to grow Services net revenues. We are expanding the rollout of Point's All-In-One payment solution in select global markets, including South Africa, Australia and New Zealand. We expect increased transaction and advertising net revenues in our media and taxi payments businesses as we expand internationally. We expect Services net revenues in North America to increase as a result of growth in our software maintenance programs, our media solutions business, and our expanded deployment of media-related equipment at petroleum pumps to generate advertising and other service fees or rental net revenues streams.

Gross Margin

The following table shows the gross margin and gross margin percentages for System solutions and Services (in thousands, except percentages):

	Three Months Ended January 31,
	2013		2012
	Amounts	Gross Margin %	Amounts	Gross Margin %	Change (% points)
System solutions	$107,465	38.1%	$113,889	36.4%	1.7
Services	64,497	43.9%	42,749	40.0%	3.9
Total	$171,962	40.1%	$156,638	37.3%	2.8

Gross margins improved primarily due to acquisitions of service-oriented companies with higher gross margins and the expansion of our higher margin service offerings.

System Solutions Gross Margin

System solutions gross margin grew due to an improvement in North America gross margins and a reduction of corporate costs, offset by decreased International gross margins. North America System solutions gross margins improved 2.2 points, as we sold new higher margin products. International System solutions gross margins decreased 0.8 points due to a decrease in International System solutions net revenues related primarily to customers or products that have traditionally had higher than average gross margins. Additionally, corporate costs, such as acquisition related inventory charges, inventory reserves and warranty expenses, decreased $8.6 million.

Services Gross Margin

Services gross margin increased due to the acquisition of Point. Excluding Point, services gross margin was 35.0% in the three months ended January 31, 2013 compared to 39.3% in the three months ended January 31, 2012. The decrease was primarily in our media business and is driven by higher costs on renewed taxi leases and in new advertising markets where we are making initial investments.

Operating Expenses
Research and Development Expenses

Research and development expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended January 31,
	2013	2012	Change	% Change
Research and development	$39,802	$35,079	$4,723	13.5%
Percentage of net revenues	9.3%	8.4%

Research and development expenses increased $3.7 million due to an additional two months of Point research and development expense, primarily headcount. All other costs remained relatively stable year over year.

Outlook

We expect research and development expenses, assuming a stable currency environment, to grow in absolute amounts as we increase our research and development efforts to ensure that our products remain competitive in increasingly complex markets and to accelerate product customization, gateway development, release of new software applications for our managed services offerings and localization for in-country specifications.

Sales and Marketing Expenses

Sales and marketing expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended January 31,
	2013	2012	Change	% Change
Sales and marketing	$45,748	$39,986	$5,762	14.4%
Percentage of net revenues	10.7%	9.5%

Sales and marketing expenses increased $4.9 million due to the additional two months of Point sales and marketing expense, consisting primarily of headcount and marketing programs.

Outlook

We expect sales and marketing expenses, assuming a stable currency environment, to vary in absolute amounts as general business growth requires and as new businesses are acquired.

General and Administrative Expenses

General and administrative expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended January 31,
	2013	2012	Change	% Change
General and administrative	$39,981	$46,038	$(6,057)	(13.2)%
Percentage of net revenues	9.3%	11.0%

General and administrative expenses decreased, primarily because acquisition, integration and restructuring costs decreased $10.1 million as we have not had any significant acquisitions in 2013, and the majority of the costs for the integration of Hypercom were incurred in 2012. The decrease was offset by a $4.9 million increase in general and administrative expense attributed to a full quarter of Point expenses in fiscal year 2013.

Outlook

We expect general and administrative expenses, assuming a stable currency environment, to vary primarily due to future acquisitions and changes in acquisition, integration and restructuring charges.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended January 31,
	2013	2012	Change	% Change
Cost of net revenues	$11,061	$8,486	$2,575	30.3%
Operating expenses	24,696	13,615	11,081	81.4%
Total amortization of purchased intangible assets	$35,757	$22,101	$13,656	61.8%

Amortization of purchased intangible assets increased as a result of new acquisitions. Amortization of intangibles from the Point acquisition totaled $17.9 million and $5.7 million in the three months ended January 31, 2013 and 2012.

Outlook

We expect amortization of purchased intangible assets to increase as new businesses are acquired, offset by previously acquired intangibles reaching the end of their respective useful lives.

Other Income and Expenses

Interest Expense

Interest expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended January 31,
	2013	2012	Change	% Change
Interest expense	$12,590	$14,634	$(2,044)	(14.0)%

Interest expense decreased as a result of lower outstanding debt balances and slightly lower interest rates in the three months ended January 31, 2013 compared with 2012. Interest expense in the three months ended January 31, 2012 was also higher due to the acceleration of interest expense associated with the early repayment of a previous credit agreement.

Outlook

We expect interest expense to fluctuate in fiscal year 2013 as interest rates and outstanding debt balances vary.

Interest Income

Interest Income is summarized in the following table (in thousands, except percentages):

	Three Months Ended January 31,
	2013	2012	Change	% Change
Interest income	$1,088	$1,007	$81	8.0%

Interest income remained steady at approximately $1.0 million in both periods as we used excess cash to pay down our outstanding debt and have not carried material interest earning investments.

Outlook

We expect interest income to fluctuate based on our invested cash balances and the interest rate markets in the countries where we maintain significant cash balances.

Other Income (Expense), Net

Other Income (Expense), net is summarized in the following table (in thousands, except percentages):

	Three Months Ended January 31,
	2013	2012	Change	% Change
Other income (expense), net	$3,940	$(20,849)	$24,789	(118.9)%

Other income (expense), net increased primarily due to the impact of foreign currency transactions. In the three months ended January 31, 2012, other income (expense), net consisted primarily of a $22.5 million foreign currency loss recognized in December 2011 related to the difference between the forward rate on contracts purchased to lock in the U.S. dollar equivalent purchase price for our Point acquisition and the actual rate on the date of derivative settlement. This loss was partially offset by a $1.5 million gain on the currency we held from the date of the derivative settlement until the funds were transferred to purchase Point. Other income for the three months ended January 31, 2013 consisted primarily of a $4.1 million gain related to the divestiture of certain assets and business operations related to our SAIL mobile payment product.

Outlook

Due to the varied nature of the transactions included in Other income (expense), net, future fluctuations are not predictable.

Provision for (Benefit from) Income Taxes

The provision for income taxes is summarized in the following table (in thousands, except percentages):

	Three Months Ended January 31,
	2013	2012	Change	% Change
Provision for (benefit from) income taxes	$2,463	$(9,782)	$12,245	nm

The effective tax rate for the three months ended January 31, 2013 and 2012 is lower than the U.S. statutory tax rate due to earnings in countries where we are taxed at lower rates compared to the U.S. federal and state statutory rates and reversal of uncertain tax position liabilities as statutes of limitations expired and issues were resolved and reinstatement of prior year research credit.

The income tax expense for the three months ended January 31, 2013 includes a discrete tax benefit of $1.3 million related to the reinstatement of a prior year research credit as a result of the American Taxpayer Relief Act of 2012. The income tax benefit for the three months ended January 31, 2012 includes a discrete tax benefit of $8.5 million related to the foreign exchange loss on futures contracts that was incurred during December 2011.

The foreign tax jurisdictions that have the most material impact on our effective tax rate for the periods presented are Singapore, Bermuda and Labuan, a federal territory of Malaysia.
As of January 31, 2013, on a worldwide basis we have recorded net deferred tax assets of $30.0 million. The realization of our deferred tax assets depends primarily on our ability to generate sufficient U.S. and foreign taxable income in future periods. The amount of deferred tax assets considered realizable may increase or decrease in future period as we continue to evaluate the underlying basis for our estimates of future U.S. and foreign taxable income in subsequent matters.

Our unrecognized tax benefits increased by approximately $0.1 million during the three months ended January 31, 2013, as a result of tax positions taken in prior periods. The amount of unrecognized tax benefits could be reduced upon closure of tax examinations or if the statute of limitations on certain tax filings expires without assessment from the relevant tax authorities. We believe that it is reasonably possible that there could be a reduction in unrecognized tax benefits due to statute of limitation expirations in multiple tax jurisdictions during the next twelve months of approximately $1.5 million. Interest and penalties accrued on these uncertain tax positions will also be released upon the expiration of statutes of limitations.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to service our debt, finance working capital, and to make capital expenditures and investments. As of January 31, 2013, our primary sources of liquidity were cash and cash equivalents of $476.7 million, as well as amounts available to us under the Revolving loan, which is part of our 2011 Credit Agreement.

Cash and cash equivalents as of January 31, 2013 included $392.1 million held by our foreign subsidiaries. In addition we held $18.7 million in restricted cash. If we decide to distribute or use the cash and cash equivalents held by our foreign subsidiaries outside those foreign jurisdictions, including a distribution to the U.S., we may be subject to additional taxes or costs. Restricted cash balances were mainly comprised of pledged deposits, deposits for irrevocable standby letters of credit, and deposits to secure bank guarantees to customers and government agencies.

As of January 31, 2013, our outstanding borrowings under the 2011 Credit Agreement consisted of $980.7 million in Term A loans, $99.2 million in Term B loans and a $425.5 million Revolving loan commitment, of which $210.0 million was drawn and outstanding as of such date. See Note 10, Financings, of this Quarterly Report on Form 10-Q for additional information.

Our future capital requirements may vary significantly from prior periods as well as from those capital requirements we have currently planned. These requirements will depend on a number of factors, including operating factors such as our terms and payment experience with customers, the resolution of any legal proceedings against us and investments we may make in product or market development, as well as timing and availability of financing. Finally, our capital needs may be significantly affected by any acquisition we may make in the future due to any cash consideration in the purchase price, related transaction costs, and related restructuring costs. Based upon our current level of operations, we believe that we have the financial resources to meet our business requirements for the next year, including capital expenditures, working capital requirements, future strategic investments, and compliance with our financial covenants.

The net increases (decreases) in cash and cash equivalents are summarized in the following table (in thousands):

	Three Months Ended January 31,
	2013	2012	Change
Net cash provided by (used in):
Operating activities	$53,431	$32,168	$21,263
Investing activities	(15,657)	(1,075,520)	1,059,863
Financing activities	(18,241)	830,935	(849,176)
Effect of foreign currency exchange rate changes on cash	3,063	(2,166)	5,229
Net increase (decrease) in cash and cash equivalents	$22,596	$(214,583)	$237,179

Operating Activities

Net cash provided by operating activities increased due to a $30.3 million increase in net cash provided by operating activities before changes in operating assets and liabilities, partially offset by a $9.0 million decrease in cash flows that resulted from changes in operating assets and liabilities.

The $30.3 million increase in net cash provided by operating activities before changes in operating assets and liabilities reflected the $14.5 million improvement in our net income, due primarily to a $22.5 million foreign currency loss recognized in the three months ended January 31, 2012 related to the difference between the forward rate on contracts purchased to lock in the U.S. dollar equivalent purchase price for our Point acquisition and the actual rate on the date of derivative settlement. In addition, non-cash depreciation and amortization expense increased by $19.1 million.

The $9.0 million decrease in cash flows from changes in operating assets and liabilities was primarily due to an increase in the amount of accounts payable paid during the period and reduced payments for accrued compensation.

Outlook

We expect to continue to generate cash from operating activities as operating profits from our business continue, and as acquisition and integration costs diminish (excluding the impact of any future acquisitions). Excluding the impact of any future acquisitions, we expect spending on acquisition and integration costs to decrease as we complete integration of past acquisitions. Working capital levels will continue to fluctuate significantly depending on the timing of cash receipts and payments.

Investing Activities

Net cash used in investing activities increased as we increased capital expenditures by $12.8 million, primarily related to infrastructure for the expansion of our service offerings and relocation of two facilities. In addition, we received $6.0 million in proceeds from the divestiture of certain assets and business operations related to our SAIL mobile payment product.

Outlook

We expect that cash flows for investing activities will continue for transactions such as business acquisitions and capital expenditures for new service infrastructure to support our global business. In particular, we expect to make additional investments in revenue generating assets as we expand the roll-out of Point's "All-In-One" payment solution beyond Point's traditional markets and as we expand deployment of media-related equipment.

Financing Activities

Net cash provided by financing activities decreased primarily because we did not enter into any significant new debt during the three months ended January 31, 2013. During the three months ended January 31, 2012 we had $822.3 million in net borrowings outstanding, compared to $16.1 million in net payments in the three months ended January 31, 2013. Additionally, we had a $5.8 million decrease in net proceeds received from issuance of common stock through equity incentive plans in the three months ended January 31, 2013 and we paid $5.0 million in acquisition-related contingent consideration and hold-back amounts related to past acquisitions.

Outlook

We expect future cash outflows related to financing activities as we make scheduled and potential voluntary payments on borrowings under the 2011 Credit Agreement and settle acquisition-related contingent obligations, which we expect will exceed future proceeds received from issuance of common stock through equity incentive plans.

2011 Credit Agreement

On December 28, 2011, VeriFone, Inc. entered into the 2011 Credit Agreement, which initially consisted of a $918.5 million Term A loan, $231.5 million Term B loan, and $350.0 million Revolving loan commitment. On October 15, 2012, we entered into an additional credit extension amendment to the 2011 Credit Agreement, under which the Term A loan was increased by $109.5 million and the maximum amount available under the Revolving loan was increased by $75.5 million. As of January 31, 2013, our outstanding borrowings under the 2011 Credit Agreement consisted of a $980.7 million Term A loan, a $99.2 million Term B loan and a $425.5 million Revolving loan, of which $210.0 million was drawn and outstanding.

The outstanding principal balance of the Term A loan is required to be repaid in quarterly installments of the following percentages of the original balance outstanding under the Term A loan: 1.25% for each calendar quarters through the quarter ending December 31, 2013; 2.50% for each of the next eight calendar quarters through the quarter ending December 31, 2015 and 5.00% for each of the calendar quarters ending March 31, 2016, June 30, 2016 and September 30, 2016 with the balance being due at maturity on December 28, 2016. The outstanding principal balance of the Term B loan is required to be repaid in equal quarterly installments of 0.25% with the balance being due at maturity on December 28, 2018. The Revolving loan will terminate on December 28, 2016. Outstanding amounts may also be subject to mandatory prepayment with the proceeds of certain asset sales and debt issuances and, in the case of the Term B loan only, from a portion of annual excess cash flows (as determined under the 2011 Credit Agreement) depending on VeriFone, Inc.'s leverage ratio.

Other key terms of the 2011 Credit Agreement and additional credit extension amendment are described in Note 12, Financings, in Notes to Consolidated Financial Statements of our 2012 Annual Report on Form 10-K. These key terms include financial maintenance covenants and certain representations, warranties, covenants, and conditions that are customarily required for similar financings. We were in compliance with all financial covenants under the 2011 Credit Agreement as of January 31, 2013.

As of January 31, 2013, VeriFone has elected the "Eurodollar Rate" margin option under our borrowings under the 2011 Credit Agreement. As such, the interest rate on the Term A and Revolving loan was 2.46%, which was one month LIBOR plus 2.25% margin, and the interest rate on the Term B loan was 4.25%, which was the higher of one month LIBOR or 1.00% plus 3.25% margin. The unused revolving loan facility's commitment fee was 0.375% and the amount available to draw under the Revolving loan was $215.5 million.

As of January 31, 2013, interest margins are 2.25% for the Term A loan and the Revolving loan, and 3.25% for the Term B loan.

On March 23, 2012, we entered into a number of interest rate swap agreements to effectively convert $500.0 million of the Term Loan A from a floating rate to a 0.71% fixed rate plus applicable margin. The interest rate swaps qualify for hedge accounting treatment as cash flow hedges. The interest rate swaps are effective for the period from March 30, 2012 to March 31, 2015 or 36 months.

Point Overdraft Facility

Our 51% majority owned subsidiary of Point, Babs Paylink AB, has an unsecured overdraft facility with Swedbank, the 49% stockholder of Babs Paylink AB. The overdraft facility limit is SEK (Swedish Krona) 60.0 million (approximately $9.4 million at foreign exchange rates as of January 31, 2013). The interest rate is the bank's published rate plus a margin of 2.55%. At January 31, 2013, the interest rate was 3.63%. There is a 0.25% commitment fee payable annually in advance, and the overdraft facility is renewable annually on December 31. As of January 31, 2013, there were no borrowings outstanding under this overdraft facility, and SEK 60.0 million (approximately $9.4 million at foreign exchange rates as of January 31, 2013) was available.

Contractual Commitments

Contractual Obligations

The following table summarizes our contractual obligations as of January 31, 2013 (in thousands):

	Years Ended October 31,						Total
	2013	2014	2015	2016	2017	Thereafter
2011 Credit Agreement (1)	$64,382	$123,004	$133,300	$207,221	$787,856	$99,110	$1,414,873
Capital lease obligations and other loans	382	900	52	42	41	491	1,908
Operating leases (2)	32,685	34,447	27,100	22,096	20,243	36,634	173,205
Minimum purchase obligations	110,122	150	—	—	—	—	110,272
	$207,571	$158,501	$160,452	$229,359	$808,140	$136,235	$1,700,258

(1)	Contractual obligations for the 2011 Credit Agreement include interest calculated using the rate in effect at January 31, 2013.

(2)
Operating leases include $110.4 million of minimum contractual obligations on taxi related leases where payments are based upon the number of operational taxicabs with advertising displays at January 31, 2013.

We expect that we will be able to fund our remaining obligations and commitments with future cash flows from our ongoing operations and our $476.7 million of cash and cash equivalents held as of January 31, 2013. To the extent we are unable to fund these obligations and commitments with existing cash and cash flows from operations, we can draw upon amounts available under our 2011 Credit Agreement or future debt or equity financings.

Bank Guarantees

We have issued bank guarantees to certain of our customers and vendors as required in some countries to support certain of our performance obligations under our service or other agreements with these respective customers or vendors. As of January 31, 2013, the maximum amounts that may become payable under these guarantees was $5.6 million, of which $1.5 million is collateralized by restricted cash deposits.

Letters of Credit

We provide standby letters of credit in the ordinary course of business to third parties as required for certain transactions. As of January 31, 2013, the maximum amounts that may become payable under these letters of credit was $9.6 million.

Manufacturing Agreements

We work on a purchase order basis with our primary electronic manufacturing services providers, which are located in China, Singapore, Malaysia, Brazil, Germany, Romania, and France, and component suppliers located throughout the world, to supply nearly all of our finished goods inventories, spare parts, and accessories. We provide each such supplier with a purchase order to cover the manufacturing requirements, which generally constitutes a binding commitment by us to purchase materials and finished goods produced by the manufacturer as specified in the purchase order. Most of these purchase orders are considered to be non-cancelable and are expected to be paid within one year of the issuance date. As of January 31, 2013, the amount of purchase commitments issued to contract manufacturers and component suppliers totaled approximately $110.3 million. Of this amount, $16.5 million has been recorded in Accruals and other current liabilities in the accompanying Condensed Consolidated Balance Sheets because these commitments are not expected to have future value to us.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results.

Interest Rate Risk
We are exposed to interest rate risk related to our borrowings. These borrowings generally bear interest based upon the one-month LIBOR rate. As of January 31, 2013, a 25 basis point increase in interest rates on our borrowings subject to variable interest rate fluctuations would increase our interest expense by approximately $3.2 million annually.
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

Foreign Currency Transaction Risk

A substantial majority of our sales are made to customers outside the U.S., and our international net revenues as a percentage of our total net revenues has increased in recent periods including as a result of growth and our acquisitions of Point and Hypercom. A substantial portion of the net revenues we generate from international sales is denominated in currencies other than the U.S. dollar. Additionally, portions of our cost of net revenues and operating expenses are incurred by our international operations and are denominated in currencies other than the U.S. dollar, particularly the Euro, Brazilian Reais, Swedish Krona and British Pound. For consolidated reporting, net revenues and expenses denominated in currencies other than the U.S. dollar, which we refer to as P&L Exposures, are translated to the U.S. dollar at average currency exchange rates for the period. Thus, even if foreign operating results were stable, fluctuating currency rates may produce volatile reported results. We have from time to time made certain efforts to mitigate P&L Exposures by hedging with currency derivatives. However, as of January 31, 2013 and October 31, 2012, we had no foreign exchange forward contracts designated as cash flow hedges related to P&L Exposures. We may in the future use foreign exchange forward contracts or other derivatives to hedge P&L Exposures, depending upon the risks of the exposures, the costs of hedging, and other considerations. However, hedges of P&L Exposures will only mitigate a portion of our risk and only for a short period.

The balance sheets of our U.S. and international businesses have monetary assets and liabilities denominated in currencies other than the primary currency of such business, which we refer to as Balance Sheet Exposures. For example, our Balance Sheet Exposures might include monetary assets and liabilities such as Canadian dollar receivables held by our U.S. business, or U.S. dollar payables of our U.K. business. As exchange rates fluctuate, Balance Sheet Exposures generate foreign currency transaction gains and losses, which are included in Other income (expense), net in our Condensed Consolidated Statements of Operations. Most Balance Sheet Exposures will settle in local currency or convert from a foreign currency to a local currency in the foreseeable future, at which time the impact of rate fluctuations will be realized and we will receive or dispense more or less cash than the value originally recorded. We refer to such exposures as Near-Term Balance Sheet Exposures. Some Balance Sheet Exposures may not be settled in the foreseeable future in management's estimation and thus the cash impact of their currency gains or losses is not expected to be realized in the foreseeable future.

We have in the past and expect to continue in the future to enter into foreign exchange forward contracts to mitigate the risk of Near-Term Balance Sheet Exposures. Our objective is to have gains or losses from the foreign exchange forward contracts largely offset the losses or gains of the Near-Term Balance Sheet Exposures. On a monthly basis, we recognize the gains or losses based on the changes in fair value of these contracts in Other income (expense), net in our Condensed Consolidated Statements of Operations. In some instances, we may seek to hedge transactions that are expected to become Near-Term Balance Sheet Exposures in the very short-term, generally within one month. We do not use foreign exchange forward contracts or other derivatives for speculative or trading purposes.

Our outstanding foreign exchange forward contracts as of January 31, 2013 are presented in the table below (in thousands). The fair market value of the contracts represents the difference between the spot currency rate at January 31, 2013 and the contracted rate. All of these forward contracts mature within 35 days of January 31, 2013 (in thousands):

	Currency	Local Currency Contract Amount	Currency	Contracted Amount	Fair Market Value at January 31, 2013
Contracts to (buy) sell USD:
Argentine peso	ARS	(28,100)	USD	5,531	$(24)
Australian dollar	AUD	(6,950)	USD	7,252	(10)
Brazilian real	BRL	(4,650)	USD	2,310	(28)
Canadian Dollar	CAD	(3,100)	USD	3,084	(8)
Chilean peso	CLP	(1,335,000)	USD	2,816	(10)
Chinese yuan	CNY	(91,000)	USD	14,451	(152)
Danish krone	DKK	(4,200)	USD	759	(1)
Euro	EUR	(50,500)	USD	68,071	(16)
British Pound	GBP	(21,930)	USD	34,533	(12)
Israeli new shekel	ILS	(12,000)	USD	3,213	(3)
Indian rupee	INR	(368,000)	USD	6,771	(52)
South Korean won	KRW	(2,680,000)	USD	2,450	(22)
Mexican peso	MXN	(46,000)	USD	3,607	(3)
Norwegian kroner	NOK	(7,300)	USD	1,326	(3)
Polish zloty	PLN	(21,700)	USD	6,956	(16)
Singapore dollar	SGD	(4,200)	USD	3,402	(1)
South African rand	ZAR	(19,500)	USD	2,150	18
Swedish krona	SEK	111,800	USD	(17,503)	41
Taiwan dollar	TWD	32,500	USD	(1,102)	(2)
Total fair market value					$(304)

As of January 31, 2013, our Balance Sheet Exposures, which is the sum of the absolute value of the net assets or net liabilities for each of our foreign subsidiaries with a functional currency other than the U.S. dollar, amounted to $245.6 million. These Balance Sheet Exposures were partially offset by foreign exchange forward contracts with a notional amount of $187.3 million. Based on our net exposures as of January 31, 2013, a 10% fluctuation in currency exchange rates would result in a gain or loss of approximately $5.8 million.

As of January 31, 2013, we had one Balance Sheet Exposure not expected to be paid in the near term, an Israeli shekel payable equivalent to $49.9 million. Excluding this exposure from the Israeli subsidiary's net liability exposure of $46.6 million results in a $3.3 million net asset position. Deducting the $43.3 million absolute value difference from our total Balance Sheet Exposures of $245.6 million results in a total Near-Term Balance Sheet Exposure of $202.3 million. A 10% movement in currency exchange rates would result in a gain or loss of approximately $1.4 million that we would expect to be realized in the foreseeable future.

On February 13, 2013, the Venezuela government devalued its currency by 32%. Our Balance Sheet Exposures in Venezuelan Bolivar Fuerte as of January 31, 2013 are not material to our financial position. We had no material net revenues, accounts receivable or accounts payable denominated in Venezuelan Bolivar Fuerte.

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

Equity Price Risk

There are outstanding warrants to purchase 7.2 million shares of our common stock at an exercise price of $62.356 per share in equal share amounts on each trading day from December 19, 2013 to February 3, 2014. For every $1 that the share price of our common stock exceeds $62.356, we will be required to issue the equivalent of $7.2 million worth of shares of our common stock.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation (with the participation of our CEO (Chief Executive Officer) and CFO (Chief Financial Officer)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are designed to and are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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

Information with respect to this Item may be found in Note 11, Commitments and Contingencies, and Note 15, Subsequent Events, of Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, which are incorporated into this Item 1 by reference.

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

Macroeconomic conditions and economic volatility have in the past and could in future periods materially and adversely affect our business and results of operations.

Our operations and performance depend significantly on worldwide economic conditions. For example, the current continued and prolonged weak macro-economic conditions in Europe, stemming from among other reasons difficulties in the credit markets in the euro zone and high unemployment rates, have resulted in a slowdown, and in some cases deferrals, of orders by customers which materially reduced our expected order levels for the region. Similarly, the significant slowdown and volatility in the U.S. and international economy and financial markets which began in the latter half of 2008 resulted in reduced demand for our products, which in turn adversely impacted our net revenues, business, financial condition and results of operations. In particular, the slowdown and volatility in the global markets resulted in softer demand in the financial and retail sectors, pricing pressures and more conservative purchasing decisions by customers, including a tendency toward lower-priced products and lower volume of purchases during the economic downturn. In some countries where we do business the weakened economy has resulted in economic instability which has had negative effects, including a decrease in purchasing power due to currency devaluations. If these weak macro-economic conditions continue or worsen, our net revenues, business, financial condition and results of operations could be adversely impacted.

We expect certain markets such as parts of Europe where we conduct business to continue to experience weakened or uncertain economic conditions in the near term, and some of our customers, prospective customers, suppliers and partners will continue to be negatively impacted by the continued global weakness in the economy. We cannot predict the extent and duration that our results of operations will be negatively impacted by the continued global market turmoil, or whether any other future decline or volatility in global conditions could negatively impact our business, operating results and financial condition. There is no assurance that actions taken by governments and central banks to stimulate the economy will have positive or lasting impacts. Further, conditions such as political unrest or terrorist actions in other parts of the world, the continued uncertainty related to the U.S. congressional measures to address the January 1, 2013 expiration of certain temporary tax cuts and breaks, including the recent onset on March 1, 2013 of a series of automatic, across-the-board cuts to certain government agencies, additional taxes related to changes in the health care law, and reports of continued high unemployment rates in the U.S. and elsewhere, may negatively impact global economic conditions, including corporate and consumer spending and liquidity of capital markets. Continued volatility in market conditions, such as fluctuations in foreign currency rates relative to the U.S. dollar, make it difficult to forecast our financial guidance and/or meet such guidance. If we fail to meet our financial guidance or the expectations of investment analysts or investors in any period, the market price of our common stock could decline.

Our quarterly operating results may fluctuate significantly as a result of factors outside of our control, which could cause the market price of our common stock to decline.

We expect our net revenues and operating results to vary from quarter to quarter. As a consequence, our operating results in any single quarter may not meet the expectations of securities analysts and investors, which could cause the price of our common stock to decline. Factors that may affect our operating results include:

•	the type, timing, and size of orders and shipments;

•	delays in the implementation, including certifications, delivery and customer acceptance of our products and services, which may impact the timing of our recognition of revenues;

•	deferral of customer contracts in anticipation of product or service enhancements or due to uncertainty in economic conditions;

•	demand for and acceptance of our new product and services offerings;

•	the rate at which we transition customers to our services model;

•	changes in competitive conditions, including from traditional payment solution providers, as well as from alternative payment solution providers;

•	customers' willingness to maintain inventories and/or increased overall channel inventories held by customers in a particular quarter;

•	fluctuations in currency exchange rates;

•	variations in product mix and cost during any period;

•
development of new customer relationships or new types of customers, penetration of new markets and maintenance and enhancement of existing relationships with customers and strategic partners, as well as the mix of customers in a particular quarter;

•	component supply, manufacturing, or distribution difficulties;

•	timing of commencement, implementation, or completion of major implementation projects;

•	timing of governmental, statutory and industry association requirements, such as PCI (Payment Card Industry) compliance deadlines or EMV adoption in the U.S. or elsewhere;

•	the relative geographic mix of net revenues;

•	the fixed nature of many of our expenses;

•
changes in credit card interchange and assessment fees, which are set by the credit card networks and are a component of the cost of providing some of our newer product offerings, including the Payment-as-a-Service solution and in-taxi payments solutions;

•	industry and economic conditions, including competitive pressures and inventory obsolescence; and

•
the introduction of new or stricter laws and regulations, such as data protection or data privacy laws and regulations covering hazardous substances, in jurisdictions where we operate that may cause us to incur additional compliance or implementation costs or costs to alter our business operations.

In particular, differences in relative growth rates between our businesses in North America and internationally may have a significant effect on our operating results, particularly our reported gross profit percentage, in any individual quarter, with International net revenues carrying lower margins.

In addition, we have in the past and may continue to experience periodic variations in sales to our key vertical and international markets. These periodic variations occur throughout the year and may lead to fluctuations in our quarterly operating results depending on the impact of any given market during that quarter and could lead to volatility in our stock price.

Timing for orders for our products and services can be back-end weighted within the fiscal quarter, which can make our net revenues difficult to predict and can negatively impact our business and results of operations.

The timing of our customer orders and related net revenues can be back-end weighted, meaning that during a particular fiscal quarter, a substantial portion of sales orders may be received, substantial product may be shipped, and substantial revenue may be recognized towards the end of the fiscal quarter. In addition, such back-end loading could adversely affect our business and results of operations due to a number of factors including the following:

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

In addition, these factors can cause our net revenues to fluctuate and be difficult to predict in any given fiscal quarter. Any failure to meet our revenue or operating profit expectations for a particular quarter could cause the market price of our common stock to decline.

If we are unsuccessful in executing on our implementation of the Payment-as-a-Service model and obtaining customer acceptance of our service offerings, our net revenues, profitability and net income will be adversely impacted.

A central part of our strategic plan is to increase services offerings so that we can derive higher overall net revenues and margins, develop deeper relationships with our customers and drive more predictable financial results. With our December 2011 acquisition of Point, we are rolling out Point's Payment-as-a-Service model in multiple jurisdictions. Implementing a new services model is difficult and involves management focus, upfront local infrastructure and capital costs and other resources that could otherwise be utilized in research and development of other hardware and software product offerings, and the buildout of local service and support teams. In addition, the competitive environment for services is very different in each market, and the bundle of services being offered must be customized to compete effectively. The markets where we seek to implement the Payment-as-a-Service model may take longer to adopt a payment-as-a-service model than we anticipate or may choose not to adopt this model. We may also be competing against others, including certain of our customers that distribute our terminals, who are offering similar services. Continued weakness in the global economy may also negatively impact our ability to implement our Payment-as-a-Service model within the time frames we desire and to achieve the benefits we anticipate. If we are unsuccessful in executing on our implementation of the Payment-as-a-Service model and obtaining customer acceptance of our service offerings or are unable to implement the model while also maintaining focus on other key areas of our business, our net revenues, profitability and net income will be adversely impacted.

If we do not continually enhance our existing solutions and develop and market new solutions and enhancements responsive to technological advancements and customer or end user demand, our net revenues and income will be adversely affected.

The market for electronic payment systems is characterized by:

•	rapid technological advancements;

•	frequent product introductions and enhancements;

•	local certification requirements and product customizations;

•	evolving industry and government performance and security standards;

•	increasingly, introductions of alternative payment solutions, such as mobile payments and processing, at the point of sale; and

•	changes in customer and end-user preferences or requirements.

Because of these factors, we must continually enhance our existing solutions and develop and market new solutions, and we must anticipate and respond timely to these industry and customer changes in order to remain competitive. If we are unable to timely and adequately respond to new competitors and technological advancements our net revenues and results of operations could be adversely affected. These efforts require management attention and significant investment in research and development as well as increased costs of manufacturing and distributing our system solutions, and we may not necessarily be able to increase or maintain prices to account for these costs, which could negatively impact our profitability, cash flows and results of operations.

We cannot be sure that we will successfully complete the development and introduction of new solutions or enhancements or that our new solutions will be accepted in the marketplace. We may also fail to develop and deploy new solutions and enhancements on a timely basis. In either case, we may lose market share to existing or new competitors and competing technologies, our solutions could become obsolete and our net revenues and results of operations could suffer.

A majority of our net revenues are generated outside of the U.S. and we intend to continue to expand our operations internationally including through acquisitions and strategic partnerships. Our results of operations could suffer if we are unable to manage our international expansion effectively.

During the three months ended January 31, 2013, approximately 70.0% of our net revenues were generated outside the United States. During the fiscal year ended October 31, 2012, approximately 72.7% of our net revenues were generated outside of the United States. The percentage of net revenues generated outside of the U.S. has increased over recent years and we expect such percentage to continue to increase over time. In particular, our acquisition of Point has increased our business in the Nordic regions and elsewhere in Northern Europe and our acquisition of Hypercom has increased our business significantly in the EMEA region and Asia. Part of our strategy is to expand our penetration in existing foreign markets and to enter new foreign markets and in particular to enter new emerging markets where we expect to see growth in electronic payments and related services. Our ability to penetrate some international markets may be limited due to different technical standards, protocols or product requirements. Expansion of our international business will require significant management attention and financial resources. Our international net revenues will depend on our continued success in a number of areas, including:

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

We are subject to risks and costs associated with operating in foreign countries which could negatively impact our results of operations or cash flows.

Our international operations expose us to a number of risks, including:

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

•	laws and business practices that may favor local competitors;

•	restrictions on the repatriation of funds, including remittance of dividends by foreign subsidiaries, foreign currency exchange restrictions, and currency exchange rate fluctuations;

•	extended payment terms and the ability to collect accounts receivable and to develop payment histories that support collectability of accounts receivable and recognition of revenue;

•	different and/or more stringent labor laws and practices. such as the use of workers' councils and labor unions, or laws that provide for broader definitions of employer/employee relationships;

•	different and/or more stringent data protection, privacy and other laws;

•	economic and political instability in certain foreign countries;

•	changes in a specific country's or region's political or economic conditions; and

•	greater difficulty in safeguarding intellectual property in areas such as China, India, Russia, and Latin America.

Many of these factors typically become more prevalent during periods of economic stress, such as the ongoing weakness in the economies of the euro zone countries and volatility in global financial markets that have caused declines in the value of the euro and other currencies impacted by the European sovereign debt crisis, or disruptive events such as natural or man-made disasters and military or terrorist actions. The persistence or occurrence of weakened global economic conditions in one or more regions where we do business may exacerbate certain of these risks. Additionally, these risks and costs associated with operating in foreign countries are heightened with respect to our international expansion into emerging or developing markets. For example, such markets tend to experience more economic and political instability or have less developed or sophisticated distribution channels.

We are subject to foreign currency risk including from economic and political instability which can lead to significant and unpredictable volatility in currency rates, including significant currency devaluations, which may negatively impact our net revenues, gross margins, results of operations and financial position. Although we engage in some hedging of our foreign currency exposures, we do not hedge all such exposures and our hedging arrangements may not always be effective. See Part I Item 3, Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Risk of this Quarterly Report on Form 10-Q.

In addition, compliance with foreign and U.S. laws and regulations, including changes and additions to such laws and regulations, that are applicable to our international operations is complex and may increase our cost of doing business in international jurisdictions and our international operations could expose us to fines and penalties if we fail to comply with these regulations. These laws and regulations include import and export requirements, trade restrictions and embargoes, exchange control regulations, data privacy requirements, labor laws, tax laws, anti-competition regulations, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials and other improper payments or inducements, such as the U.K. Bribery Act. Although we have implemented policies, procedures and training designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, distributors, suppliers and agents will not take actions in violation of our policies, particularly as we expand our operations through organic growth and acquisitions, including acquisitions of businesses that were not previously subject to and may not have familiarity with U.S. and other laws and regulations applicable to us or compliance policies similar to ours. For example, as described in Part II Item 5. Other Information of this Quarterly Report on Form 10-Q, we submitted a voluntary disclosure to OFAC in connection with certain unauthorized activities by employees of one of our non-U.S. subsidiaries that involved potential violations of sanctions regulations. Any violations of sanctions or export control regulations or other laws could subject us to civil or criminal penalties, including the imposition of substantial fines and interest or prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our reputation, our brand, our international expansion efforts, our business, and negatively impact our operating results.

We are exposed to credit risk with some of our customers and to credit exposures and currency controls in certain markets, which could result in material losses.

A significant portion of our net revenues are on an open credit basis, with typical payment terms of up to 60 days in the U.S. and, because of local customs or conditions, longer in some international markets. In the past, there have been bankruptcies among our customer base. Although credit losses have not been material to date, credit risks may be higher and/or collections may be more difficult enforce in emerging markets where we conduct business and future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition. Also, certain customers that are invoiced in U.S. dollars, such as those based in Venezuela, have experienced and may continue to experience difficulties in obtaining U.S. dollars due to local currency controls, and therefore may not be able to remit timely payment to us. Additionally, to the extent that the ongoing uncertainty in the global economy continues to make it more difficult for some customers to obtain financing or access U.S. dollar currency, our customers' ability to pay could be adversely impacted, which in turn could have a material adverse impact on our business, cash flows, operating results and financial condition.

We may not realize the expected benefits of our acquisitions, including Hypercom and Point.

The integration of Hypercom and Point is international in scope, complex, time-consuming, and expensive, and has disrupted and may continue to disrupt our business or the diversion of the attention of management. Achieving the expected benefits of our acquisitions, including Hypercom and Point, depends in large part on our successful completion of our integration of the acquired businesses' operations and personnel with our own in a timely and efficient manner. We cannot assure you that all of our integration efforts will be completed as quickly as expected or that our acquisitions will achieve the expected benefits. The risks and challenges involved in the integration of Hypercom and Point include:

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

•
We may have difficulties integrating or migrating the information technology infrastructures of acquired operations into our information technology systems and resources in an effective and timely manner;

•
We may be unable to cost-effectively and timely migrate our acquired businesses to our common enterprise resource planning information system and to integrate all operations, sales, accounting, and administrative activities for the combined company;

•	We may have higher than anticipated costs in coordinating research and development and support activities across our existing and newly acquired products and services; and

•
We may not be able to successfully incorporate acquired technologies, products and service offerings into our next generation of products and solutions or to enhance introduction of new products, services, and technologies, while ensuring timely release of products to market, and any delay in the release of one or more product or service offerings could negatively impact net revenues, profitability and results of operations.

Our operating results or financial condition may be adversely impacted by pre-existing claims or liabilities, both known and unknown, of these acquired companies, including claims from current or former customers, terminated employees or other third parties; pre-existing contractual relationships of an acquired company that may contain unfavorable terms or that have unfavorable revenue recognition or accounting treatment; and intellectual property claims or disputes. In addition, the integration process may strain the combined company's financial and managerial controls and reporting systems and procedures and may result in the diversion of management and financial resources from the combined company's core business objectives. There can be no assurance that we will successfully integrate our businesses or that we will realize the anticipated benefits of the acquisitions after we complete our integration efforts.

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

Acquisitions or investments involve significant challenges and potential business risks, and we may not realize the expected benefits of any of our recent or future acquisitions. These challenges and risks include:

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

•
in the case of international acquisitions, such as the Point and Hypercom acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, foreign currency, political, legal, compliance and regulatory risks, including with respect to countries where we previously had limited operations;

•
the possible inability to obtain the desired financial and strategic benefits from the acquisition or investment, as discussed further in “We may not realize the expected benefits of our acquisitions, including Hypercom and Point” above;

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

The markets for our system solutions and services are highly competitive, and we have been subject to price pressures. We compete with suppliers of cash registers that provide built-in electronic payment capabilities and producers of software that facilitates electronic payment over the internet, as well as other manufacturers or distributors of electronic payment systems. Competition from manufacturers, distributors, new technologies or providers of products similar to or competitive with our system solutions or services could result in price reductions, reduced margins, and a loss of market share or could render our solutions obsolete. For example, First Data Corporation, a leading provider of payments processing services, and one of our largest customers, has developed and continues to develop a series of proprietary electronic payment systems for the U.S. market. Internationally, we face significant downward pressures on prices in China, India and other regions where competition is increasingly fierce in the point-of-sale hardware market including aggressive pricing by some local competitors. Any decrease in our selling prices in order to compete in these markets will negatively impact our net revenues, gross margins and results of operations.

We experience significant and increasing levels of competition from new competitors and a variety of technologies.

We expect to continue to experience significant and increasing levels of competition in the future from existing and new competitors and a variety of technologies, many of which are rapidly evolving. Increasingly, new competitors are entering the payments market with alternative payment solutions at the point of sale, such as mobile device-based card payment and processing solutions. Some of these alternative solutions enable payment and processing at the point of sale without use of a traditional payment terminal, such as the payment terminals we manufacture and sell. Our net revenues, profits and net income will be negatively impacted if we do not effectively compete with new market entrants, including by offering alternative solutions that align with shifts to payment on devices other than the traditional POS terminal. We also compete with smaller companies that have been able to develop strong local or regional customer bases. In certain foreign countries, some competitors are more established, benefit from greater name recognition and have greater resources within those countries than we do. Further, in certain international markets, such as Brazil, we may face competition from refurbished units which could result in reduced demand and pricing pressures.

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

A substantial portion of our business consists of sales made to customers outside the U.S. A portion of the net revenues we receive from such sales is denominated in currencies other than the U.S. dollar, primarily the British Pound, the euro and the Brazilian real, and the amount of net revenues in foreign currencies has increased with our recent acquisitions of Point and Hypercom. Additionally, portions of our cost of net revenues and our other operating expenses are incurred by our International operations and denominated in local currencies, primarily the British Pound, the euro and the Brazilian real. In particular, our net revenues, cost of net revenues and operating expense denominated in the euro and the Dutch Kroner and Swedish Kroner, which were impacted by the European sovereign debt crisis, have increased with the Point and Hypercom acquisitions. Fluctuations in the value of these net revenues, costs and expenses as measured in U.S. dollars have historically affected our results of operations, and adverse currency exchange rate fluctuations may have a material impact in the future. Further, changes in exchange rates that strengthen the U.S. dollar could increase the price of our products in the local currencies of the foreign markets we serve. For example, in recent periods the euro has declined substantially relative to the U.S. dollar and, given the ongoing European sovereign debt crises, may further decline. Declines in foreign currencies relative to the U.S. dollar would result in making our products relatively more expensive than products that are denominated in local currencies, leading to a reduction in sales and profitability in those foreign markets. In addition, our balance sheet contains monetary assets and liabilities denominated in currencies other than the U.S. dollar, such as cash, intercompany balances, trade receivables and payables, and fluctuations in the exchange rates for these currencies could adversely affect our results of operations. We have, to some extent, entered into foreign exchange forward contracts intended to hedge our balance sheet exposure to adverse fluctuations in exchange rates. We have also effectively priced our System solutions products in U.S. dollars in certain countries. Nevertheless, these hedging arrangements may not always be effective, particularly in the event of imprecise forecasts of non-U.S. denominated assets and liabilities. Additionally, our efforts to effectively price products in U.S. dollars may have disadvantages as they may affect demand for our products if the local currency strengthens relative to the U.S. dollar. We could be adversely affected when the U.S. dollar strengthens relative to the local currency between the time of a sale and the time we receive payment, which would be collected in the devalued local currency. Accordingly, if there is an adverse movement in one or more exchange rates, we might suffer significant losses and our results of operations may otherwise be adversely affected. Uncertainty in the global market conditions have resulted in and may continue to cause significant volatility in foreign currency exchange rates which could increase these risks. As our international operations expand, our exposure to these risks also increases. Additionally, hedging programs expose us to risks that could adversely affect our operating results, including the following:

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

A significant percentage of our net revenues are attributable to a limited number of customers, including distributors and independent sales organizations (“ISOs”). For example, our ten largest customers accounted for approximately 22.8% of our total net revenues and three customers together accounted for 12.1% of our total net revenues in fiscal year 2012. Our net revenues are dependent in part on the timing of purchases by our large customers. If any of our large customers significantly reduces or delays purchases from us or if we are required to sell products to them at reduced prices or on other terms less favorable to us, our net revenues, profitability, cash flows and net income could be materially and adversely affected.

We sell a significant portion of our solutions through third-party resellers such as independent distributors, ISOs, value-added resellers, and payment processors. We depend on their active marketing and sales efforts. These resellers also provide after-sales support and related services to end user customers, and generally have valuable knowledge and experience with the customer base in the territories they serve. When we introduce new applications and solutions, these resellers also provide critical support for developing and supporting the custom software applications to run on our various electronic payment systems and, internationally, in obtaining requisite certifications in the markets in which they are active. Accordingly, the pace at which we are able to introduce new solutions in markets in which these resellers are active depends on the resources they dedicate to these tasks. Moreover, our arrangements with these resellers typically do not prevent them from selling products of other companies, including our competitors, and such resellers may elect to market our competitors' products and services in preference to our system solutions. If one or more of our major resellers terminates or otherwise adversely changes its relationship with us, we may be unsuccessful in replacing such relationship. The loss of any of our major resellers could impair our ability to sell our solutions and result in lower net revenues and income. It could also be time-consuming and expensive to replicate, either directly or through other resellers, the certifications and the custom applications owned by these resellers.

In addition, orders from our distributors and resellers depend on their sales volumes and inventory management decisions. For example, during the fiscal quarter ended January 31, 2012, we experienced a $13.0 million year-over-year decrease in our North America Financial Solutions business based on timing of orders from our distributors, which generally varies based on distributor decisions on inventory levels, desired product mix and timing of new product introductions. Declines or deferral of orders could materially and adversely affect our net revenues, operating results and cash flows.

Our international operations tend to carry lower average selling prices, may be subject to greater downward pressure on prices in some markets and may be associated with higher costs, which may promote volatility in our earnings and may adversely impact future growth in our earnings.

Our international sales of System solutions and Services tend to carry lower average selling prices and therefore have lower gross margins than our sales in North America. We also face increased downward pressure on prices in international markets such as China where local competition has intensified and in India where we continue to expand our business. In addition, the costs associated with international trade may be higher as a result of the importation costs, duties and trade requirements or other import or export control laws and regulations imposed by some jurisdictions where we do business. As a result, any improvement in our results of operations from our expansion internationally will likely not be as favorable or profitable as an expansion of similar magnitude in the U.S. and Canada. In addition, we are unable to predict for any future period our proportion of net revenues that will result from international sales versus sales in North America. Variations in this proportion from period to period may lead to volatility in our results of operations which, in turn, may depress the trading price of our common stock.

If we do not accurately forecast customer demand and effectively manage our product mix and inventory levels, we may lose sales from having too few or the wrong mix of products or incur costs associated with excess inventory.

If we improperly forecast demand for our products we could end up with too many products and be unable to sell the excess inventory in a timely manner, if at all, or, alternatively we could end up with too few products and not be able to satisfy demand. This problem is exacerbated because our attempt to closely match inventory levels with product demand leaves limited margin for error, and we generally receive a significant volume of customer orders towards the end of each fiscal quarter which leaves us little room to adjust inventory mix to match demand. Also, during the transition from an existing product to a new replacement product, we must accurately predict the demand for the existing and the new product. Our inability to properly manage our inventory levels could cause us to incur increased expenses associated with writing off excessive or obsolete inventory or lose sales or have to ship products by air freight to meet immediate demand, incurring incremental freight costs above sea freight costs, a preferred method, and suffering a corresponding decline in gross margins. If we do not accurately predict demand, we could also incur increased expenses associated with binding commitments to certain third-party contract manufacturers and suppliers which would negatively impact our gross margins and operating results. See Note 11. Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. During times of economic uncertainty, such as that of the global economic recession that continues to impact key regions such as Europe and the U.S., it becomes more difficult to accurately forecast demand and manage our inventory levels. Deteriorating market conditions have in the past and can in future periods cause us to incur additional costs associated with excess and obsolete inventory, scrap, and excess inventory held by our contract manufacturers.

We may be subject to additional impairment charges due to potential declines in the fair value of our assets.

As a result of our acquisitions, particularly that of Lipman in November 2006, Hypercom in August 2011 and Point in December 2011, we have recorded significant goodwill and intangible assets on our balance sheet. We test goodwill and intangible assets for impairment on a periodic basis as required, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The events or changes that could require us to test our goodwill and intangible assets for impairment include a reduction in our stock price and market capitalization and changes in our estimated future cash flows, as well as changes in rates of growth in our industry or in any of our reporting units. For example, in the fourth fiscal quarter of 2008, we recorded an impairment charge of $289.1 million for goodwill and developed technology intangible assets due to lower revenue expectations in light of current operating performance and future operating expectations. During the first fiscal quarter of 2009, we concluded that the carrying amount of the North America and Asia reporting units exceeded their implied fair values and recorded an estimated impairment charge of $178.2 million. We finalized the goodwill evaluation process and recorded a $2.7 million reduction of impairment charge during the second quarter of fiscal year 2009, resulting in a final goodwill impairment charge of $175.5 million as of April 30, 2009 associated with the North America and Asia reporting units. We have not recorded any further impairment charges since the fiscal quarter ended April 30, 2009.

The process of evaluating the potential impairment of goodwill and intangible assets is subjective and requires significant judgment at many points during the analysis and includes estimates of our future cash flows attributable to a reporting unit or asset over its estimated remaining useful life. Any changes in our estimates, such as our estimates of the future cash flows attributable to a reporting unit or asset, or a longer or more significant decline in our market capitalization or the macroeconomic environment, could require us to record additional impairment charges.

As discussed in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Goodwill, we performed an interim review for potential indicators of impairment as of January 31, 2013, noting the fact that EMEA first quarter net revenues were lower than originally estimated and that the fair value of the reporting unit may be decreasing. We concluded that there was no indicator of impairment at January 31, 2013. Our evaluation of potential impairment in EMEA or any of our other reporting units could be negatively affected by a variety of factors, including a further decline in our stock price or our stock price remaining at levels resulting in our recent stock decline being considered sustained for goodwill impairment testing purposes, failure to meet our internal forecasts, further weakening of macroeconomic conditions or significant changes in management's business strategies. Any requirement to record impairment charges with respect to our EMEA reporting unit or otherwise could materially and adversely affect our financial results. See Note 8, Goodwill and Purchased Intangible Assets, in the Notes to Condensed Consolidated Financial Statements and Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Goodwill, of this Quarterly Report on Form 10-Q for additional information related to impairment of goodwill and intangible assets.

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

As of January 31, 2013, on a worldwide basis we had net deferred tax assets of $30.0 million. Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, capital loss carry-forwards and net operating losses. We evaluate the realizability of our deferred income tax assets and assess the need for a valuation allowance on an ongoing basis. In evaluating our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible and before our capital loss carry-forwards and net operating losses expire. Our assessment of the realizability of our deferred income tax assets requires significant judgment. Failure to achieve our projections may result in an increase in the valuation allowance in a future period. Any future increase in the valuation allowance would result in additional income tax expense which could have a material adverse effect on our results of operations and financial condition.

Changes in our effective tax rate could adversely affect results of operations.

Our effective tax rate could be adversely affected by a number of factors, including shifts in the mix of pretax profits and losses by tax jurisdiction, loss or cessation of tax holidays or other tax benefit in one or more jurisdictions, our ability to use tax credits, changes in tax laws or related interpretations in the jurisdictions in which we operate, including jurisdictions where we conduct substantial portions of business for our International segment and which currently impose low or no taxes on our operations in those jurisdictions, and tax assessments and related interest and penalties resulting from income tax audits. We are subject to ongoing tax audits in various jurisdictions. Although we regularly assess the likely outcomes of such audits in order to determine the appropriateness of our tax provision, such assessments involve significant judgment and there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our net income or financial condition. We have not provided for U.S. federal and state income taxes or foreign withholding taxes that may result from future remittances of undistributed earnings of our foreign subsidiaries. Recently, there have been proposals to reform U.S. tax rules that may result in a reduction or elimination of the deferral of U.S. income tax on our foreign earnings, in which case our effective tax rate could be adversely affected. Any of these changes could have an adverse effect on our results of operations.

In addition, the government tax benefits that our Israel and Singapore subsidiaries have previously received required those subsidiaries to meet several conditions that we no longer meet and, therefore, we are subject to the statutory tax rates in these jurisdictions.

Israel

Our subsidiary in Israel (formerly Lipman) previously received tax benefits under Israeli law for capital investments that are designated as “Approved Enterprises.” We received such tax benefits of approximately $0.4 million during the twelve months ended October 31, 2009. Due to our restructuring and contract manufacturing arrangements entered into during the twelve months ended October 31, 2010 we no longer meet the requirements necessary to maintain the tax benefit status in Israel. Since November 1, 2009, we have been taxed at the full statutory rate in Israel and no future tax benefit has been recorded. This Israel subsidiary has undistributed earnings of approximately $174 million, the vast majority of which are attributable to Lipman's historic Approved Enterprise programs. As such, these earnings were not subject to Israeli statutory corporate tax at the time they were generated. Distribution or use of these funds outside Israel would subject us to payment of corporate and withholding taxes. For example, to the extent that these earnings are distributed to the U.S. in the future, our Israeli subsidiary would be required to pay corporate tax at the rate ordinarily applicable to such earnings, currently between 12.5% and 36.25%, which includes the withholding tax between the U.S. and Israel. We have accrued approximately $47 million for taxes associated with potential future distributions of our Israeli subsidiary's approximately $174 million in earnings.

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

We are party to a number of lawsuits and tax assessments and we may be named in additional litigation and assessments, all of which are likely to require significant management time and attention and expenses and may result in unfavorable outcomes that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are currently a party in several litigation proceedings. If any of these proceedings are resolved adversely to us, this could have a material adverse effect on our business, financial condition, results of operations or cash flows. For example, in connection with the restatement of our historical interim financial statements during fiscal year 2007, a number of securities class action complaints were filed against us and certain of our officers, and purported derivative actions were also filed against certain of our current and former directors and officers. As described in Part II Item 1. Legal Proceedings of this Quarterly Report on Form 10-Q, on February 8, 2013, the Ninth Circuit issued a mandate returning the pending securities class action case to the U.S. District Court for the Northern District of California for further proceeding on plaintiffs' claims. We have agreed with the lead plaintiff to hold a mediation on March 26, 2013. We are also subject to a number of pending tax assessment matters, particularly in Brazil where such assessments can be difficult to defend and result in substantial losses. Further, our operating results or financial condition may also be adversely impacted by claims or liabilities that we assume from an acquired company or that are otherwise related to an acquisition. For example, in connection with our acquisition of Hypercom, we have, except for certain exceptions related to the businesses divested by Hypercom, generally assumed all of Hypercom's litigation proceedings and tax assessments, and may also be liable for certain matters arising following closing of the Hypercom divestitures but related to pre-closing operations.

We also are subject to the risk of additional litigation and regulatory proceedings or actions in connection with the restatement of our financial statements. We have responded to inquiries and provided information and documents related to the restatement to the SEC, the U.S. Department of Justice, the New York Stock Exchange, and the Chicago Board Options Exchange. We were the subject of a Wells Notice from the SEC stating that the staff of the SEC's Division of Enforcement (the "Staff") intends to recommend that the SEC bring a civil injunctive action against us, alleging violations of the federal securities laws arising from the restatement, which we settled in November 2009. Although we have settled this matter with the SEC, additional regulatory inquiries may also be commenced by other U.S. federal, state or foreign regulatory agencies. In addition, we may in the future be subject to additional litigation or other proceedings or actions arising in relation to the restatement of our historical interim financial statements.

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

The outcome of litigation and tax assessments is inherently difficult to predict. If any such litigation or tax assessment is resolved adversely to us (whether as a result of a court judgment or a decision by us to settle litigation to avoid the distraction, expense and inherent risks of continued litigation), this could have a material adverse effect on our business, financial condition, results of operations and cash flows. For a description of our material pending litigation, see Part II Item 1. Legal Proceedings of this Quarterly Report on Form 10-Q.

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

We have received, and have currently pending, third-party infringement claims and may receive additional notices of claims of infringement in the future. As we expand into other payment technologies and as competition in this area increases, it is possible that the rate at which third parties bring claims will increase. Infringement claims may cause us to incur significant costs in defending against those claims or to settle claims to avoid costly or protracted litigation even if we deem those claims to be without merit. For example, in March 2008, Cardsoft, Inc. and Cardsoft (Assignment for the Benefit of Creditors), LLC commenced an infringement action against us and others. On June 8, 2012, following a jury trial in the Eastern District of Texas, Marshall Division, the jury issued a verdict against us and awarded Cardsoft infringement damages and royalties. Judgment has not yet been issued, and additional amounts could be ordered against us by the court. See Note 11. Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. Infringement claims are expensive and time consuming to defend against, regardless of the merits or ultimate outcome. Although we believe Cardsoft's claims to be without merit, we have had to expend substantial time and funds to defend the claims, and we expect we will continue to incur costs to defend this litigation. Similar claims may result in additional protracted and costly litigation. There can be no assurance that we will prevail in any such actions or that any license required under any such patent or other intellectual property would be made available on commercially acceptable terms, if at all. An unfavorable outcome in any such litigation, including the post-trial rulings and final judgment in the Cardsoft litigation, could result in a significant judgment of damages against us, which could materially and adversely impact our financial results, financial condition and cash flows. See Note 11, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Our business and results of operations may be adversely affected if we do not comply with legal and regulatory requirements that apply to our products, including environmental laws and regulations that regulate substances contained in products.

We may be subject to various other legal and regulatory requirements related to the manufacture and sale of our products, such as a European Union directive that places restrictions on the use of hazardous substances (RoHS and RoHS2) in electronic equipment, a European Union (EU) directive on Waste Electrical and Electronic Equipment (WEEE), the EU's Registration, Evaluation, Authorization and Restriction of Chemicals (REACH), and the environmental regulations promulgated by China's Ministry of Information Industry (China RoHS). RoHS and RoHS2 sets a framework for producers' obligations in relation to manufacturing (including the amounts of named hazardous substances contained in products sold) and WEEE sets a framework for treatment, labeling, recovery, and recycling of electronic products in the European Union which may require us to alter the manufacturing of the physical devices that include our solutions and/or require active steps to promote recycling of materials and components. REACH imposes chemicals regulation and controls including requirements for registration of chemicals on the EU market. In addition, similar legislation could be enacted in other jurisdictions, including in the U.S. Many states in the U.S. have enacted state-level programs and requirements for recycling of certain electronic goods. In addition, climate change legislation in the U.S. is a significant topic of discussion and may generate federal or other regulatory responses in the near future. If we do not comply with environmental law and regulations, we may suffer a loss of revenue, be unable to sell in certain markets or countries, be subject to penalties and enforced fees, and/or suffer a competitive disadvantage. Customers may impose certain requirements or levels of compliance due to these regulations and programs that may increase our costs of doing business with such customers. Furthermore, the costs to comply with RoHS, RoHS2, WEEE, REACH and China RoHS, or with current and future environmental and worker health and safety laws may have a material adverse effect on our business, results of operations and financial condition.

Recently, the SEC adopted new rules pursuant to Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act setting forth new disclosure requirements concerning the use of certain minerals that are mined from the Democratic Republic of Congo and adjoining countries. These new requirements will require due diligence efforts in fiscal year 2013, with initial disclosure requirements beginning in May 2014. We expect to incur costs associated with complying with these disclosure requirements, including for conducting diligence procedures to determine the sources of conflict minerals that may be used or necessary to the production of our products and, if applicable, potential changes to products, processes or sources of supply as a consequence of such verification activities. In addition, these rules could adversely affect the sourcing, supply and pricing of materials used in our products, particularly if the number of suppliers offering the minerals identified as “conflict minerals” sourced from locations other than the Democratic Republic of Congo and adjoining countries is limited. It is also possible that we may face reputational harm if we determine that certain of our products contain minerals not determined to be conflict free and/or we are unable to alter our products, processes or sources of supply to avoid such materials.

We must adhere to industry and government regulations and standards and therefore sales will suffer if we cannot comply with them.

Our system solutions must meet industry standards imposed by payment systems standards setting organizations such as EMVCo LLC, credit card associations such as Visa, MasterCard, and other credit card associations and standard setting organizations such as PCI SSC, Intermec and the U.K. Cards Association and other local organizations. New standards are continually being adopted or proposed as a result of worldwide anti-fraud initiatives, encryption of cardholder data, the increasing need for system compatibility and technology developments such as wireless and wireline IP communication. Our solutions also must comply with government regulations, including those imposed by telecommunications authorities and independent standards groups worldwide regarding emissions, radiation, and connections with telecommunications and radio networks, as well as data privacy laws which regulate the collection, compilation, aggregation, sharing or use of consumer information. We cannot be sure that we will be able to design our solutions to comply with future standards or regulations on a timely basis, if at all. Compliance with these standards could increase the cost of developing or producing our solutions. New products designed to meet any new standards need to be introduced to the market and ordinarily need to be certified by the credit card associations and our customers before being purchased. The certification process is costly and time consuming and increases the amount of time it takes to sell our products. Moreover, certain uses of our products may subject us to additional regulations and licensing requirements. For example, use of our products in taxis requires additional licensing and may subject us to certain taxi business regulations. Our business, net revenues and financial condition could be adversely affected if we cannot comply with new or existing industry standards, or obtain or retain necessary regulatory approval or certifications in a timely fashion, or if compliance results in increasing the cost of our products. Selling products that are non-compliant may result in fines against us or our customers, which we may be liable to pay. In addition, even if our products are designed to be compliant, compliance with certain security standards is determined based on the merchant's or service provider's network environment in which our systems are installed and, therefore, is dependent upon a number of additional factors such as proper installation of the components of the environment including our systems, compliance of software and system components provided by other vendors, implementation of compliant security processes and business practices and adherence to such processes and practices. Our business and financial condition could be adversely affected if we do not comply with new or existing industry standards and regulations, or obtain or retain necessary regulatory approval or certifications in a timely fashion, or if compliance results in increasing the cost of our products.

Our business may also benefit from technological changes and upgrade cycles. For example, if EMV standards are required in the U.S., as currently anticipated, we expect that our business could benefit in future as customers move to upgrade their systems. If these standards are not implemented, or if they are implemented but we cannot deliver products that comply with these standards or if they are implemented later than we anticipate, our business will suffer.

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

We have recently experienced turnover in our management team.  On March 11, 2013, we announced that Douglas Bergeron is stepping down from the position of Chief Executive Officer, effective March 12, 2013, and that Richard McGinn, the Chairman of our Board of Directors, will become our Interim Chief Executive Officer.  The Board of Directors has formed a search committee to identify a new, permanent Chief Executive Officer.  In February 2013, we announced the retirement of Robert Dykes as Chief Financial Officer and the appointment of Marc E. Rothman as our new Chief Financial Officer.  These or any other management changes could be disruptive and could negatively affect our business.

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

We utilize a limited number of third parties to manufacture our hardware products pursuant to our specifications and rely upon these contract manufacturers to produce and deliver products to our customers on a timely basis and at an acceptable cost or to otherwise meet our product demands. Further, a material portion of these third party manufacturing activities are concentrated in China. Disruptions to the business, financial stability or operations, including due to strikes, labor disputes or other disruptions to the workforce, of these contract manufacturers, or to their ability to produce the products we require in accordance with our and our customers' requirements, and particularly disruptions to the manufacturing operations in China including due to geological disruptions such as earthquakes, could significantly affect our ability to fulfill customer demand on a timely basis which could materially harm our net revenues and results of operations. We also rely on our contract manufacturer's facility in Israel for certain of our product lines and therefore are subject to the political disruptions or economic instability in that region. Substantially all of our manufacturing is currently handled by our third party contract manufacturers and our dependency on our third party contract manufacturers could exacerbate these risks.

Components such as application specific integrated circuits, or ASICs, microprocessors, wireless modules, modems and printer mechanisms that are necessary to manufacture and assemble our systems are sourced either directly by us or on our behalf by our contract manufacturers from a variety of component suppliers selected by us. Certain of the components are specifically customized for use in our products and are obtained from sole source suppliers on a purchase order basis. Disruptions to the business, financial stability or operations, including due to strikes, labor disputes or other disruptions to the workforce, of our suppliers, and particularly sole source suppliers, may also impact the availability of components to us in the quantities we require and on a timely basis. Any prolonged component shortage could materially and adversely affect our business and results of operations. Component shortages have resulted in increased costs for certain components and continued cost increases, particularly for critical components, could negatively impact our gross margins and profitability. If our suppliers are unable or unwilling to deliver the quantities that we require within the timeframe that we require, we would be faced with a shortage of critical components. We also experience from time to time an increase in the lead time for delivery of some of our key components. We may not be able to find alternative sources in a timely manner if suppliers of our key components become unwilling or unable to provide us with adequate supplies of these key components when we need them or if they increase their prices. If we are unable to obtain sufficient key required components, or to develop alternative sources if and as required in the future, or to replace our component and factory tooling for our products in a timely manner if they are damaged or destroyed, we could experience delays or reductions in product shipments. This could harm our relationships with our customers and cause our net revenues to decline. Even if we are able to secure alternative sources or replace our tooling in a timely manner, our costs could increase. Any of these events could adversely affect our results of operations.

Our proprietary technology is difficult to protect and unauthorized use of our proprietary technology by third parties may impair our ability to compete effectively.

We may not be able to protect our proprietary technology, which could enable competitors to develop services that compete with our own. We rely on patent, copyright, trademark, and trade secret laws, as well as confidentiality, licensing and other contractual arrangements to establish and protect the proprietary aspects of our solutions. Institution of legal proceedings to enforce our intellectual property rights could be costly and divert the efforts and attention of our management and technical personnel from other business operations. In addition, there can be no assurance that such proceedings would be determined in our favor. We do not have patent protection for certain important aspects of our current solutions. The laws of some countries in which we sell our solutions and services may not protect software and intellectual property rights to the same extent as the laws in the U.S. If we are unable to prevent misappropriation of our technology, competitors may be able to use and adapt our technology. Our failure to protect our technology could diminish our competitive advantage and cause us to lose customers to competitors.

Shipments of electronic payment systems may be delayed by factors outside of our control, which can harm our reputation and our relationships with our customers.

The shipment of payment systems requires us or our manufacturers, distributors, or other agents to obtain customs or other government certifications and approvals, and, on occasion, to submit to physical inspection of our systems in transit. Failure to satisfy these requirements, and the very process of trying to satisfy them, can lead to lengthy delays in the delivery of our solutions to our direct or indirect customers. Because we depend upon third-party carriers for the timely delivery of our products we may face delays in delivery due to reasons outside our control. Delays and unreliable delivery by us may harm our reputation in the industry and our relationships with our customers and result in canceled orders, any of which could adversely affect our results of operations and business.

Force majeure events, such as terrorist attacks, other acts of violence or war and political instability may adversely affect us.

Terrorist attacks, war and international political instability may disrupt our ability to generate net revenues. Such events may negatively affect our ability to maintain net revenues and to develop new business relationships. Because a substantial and growing part of our net revenues is derived from sales and services to customers outside of the U.S. and we have our electronic payment systems manufactured outside the U.S., terrorist attacks, war and international political instability anywhere may decrease international demand for our products and inhibit customer development opportunities abroad, disrupt our supply chain and impair our ability to deliver our electronic payment systems, which could materially and adversely affect our net revenues or results of operations. Economic and political instability, particularly in the Middle East or OPEC member countries, may also disrupt the cost or supply of fuel which could increase our costs related to shipment and distribution of our products. Any of these events may also disrupt global financial markets and precipitate a decline in the price of our common stock.

Natural or man-made disasters, business interruptions and health epidemics could delay our ability to receive or ship our products, or otherwise disrupt our business.

Our worldwide operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, health epidemics and other natural or man-made disasters or business interruptions. The occurrence of any of these business disruptions could seriously harm our business, our revenue and financial condition and increase our costs and expenses. If our manufacturers' or warehousing facilities are damaged or destroyed, we would be unable to distribute our products on a timely basis, which could harm our business. Our corporate headquarters, and a portion of our research and development activities, are located in California, and other critical business operations and some of our suppliers are located in California and Asia, near major earthquake faults. Certain key servers and information systems are located in Florida, which has in the past experienced major hurricanes and similar extreme weather. Any disruption of our Florida operations could materially affect our operations and harm our business. Moreover, if our computer information systems or communication systems, or those of our vendors or customers, are subject to hacker attacks or other disruptions, our business could suffer. We have not established a comprehensive disaster recovery plan. Our back-up operations may be inadequate and our business interruption insurance may not be enough to compensate us for any losses that may occur. A significant business interruption could result in losses or damages and harm our business since much of our order fulfillment process is automated and the order information is stored on our servers. In addition, we increasingly rely on our computer systems and servers to conduct our business. If our computer systems and servers go down, even for a short period, our ability to serve our customers and fulfill orders would be disrupted and our net revenues could be materially and adversely affected, which could cause our stock price to decline significantly.

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

On December 28, 2011, our principal subsidiary, VeriFone, Inc., entered into a secured credit agreement (the "2011 Credit Agreement") for total senior secured credit facilities of $1.5 billion initially consisting of a Term A loan facility of $918.5 million (the "Term A Loan"), a Term B loan facility of $231.5 million (the "Term B Loan") and a revolving credit facility permitting borrowings of up to $350.0 million (the "Revolving Facility"). These credit facilities were made available (i) to fund a portion of the cash consideration for our acquisition of Point, (ii) to refinance certain existing debt at Point, (iii) to repay all outstanding amounts under our senior secured credit agreement entered into as of October 31, 2006 (the "2006 Credit Agreement"), (iv) to fund an escrow to repay at maturity or upon earlier conversion at the option of the holders thereof our 1.375% senior convertible notes due June 2012 (the "Senior Convertible Notes"), and (v) to pay related fees and expenses as well as for working capital requirements and for other general corporate purposes. As of January 31, 2013, we had outstanding loan balances of $980.7 million under our Term A Loan, $99.2 million under our Term B Loan, and $210.0 million drawn on the Revolving Facility. See Note 10. Financings, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

Following our acquisition of Point in December 2011 and the related entry into the 2011 Credit Agreement, our outstanding indebtedness and debt service obligations are substantial. As of January 31, 2013, we had total indebtedness outstanding of $1.3 billion related to our Term A Loan, Term B Loan and Revolving Facility. Principal payments on our Term A Loan facility are required to be repaid in quarterly installments of the following percentages of the original balance outstanding under the Term A Facility: 1.25% for each of the first eight calendar quarters after the closing date of the Credit Facility on December 28, 2011 through the quarter ending December 31, 2013; 2.50% for each of the next eight calendar quarters through the quarter ending December 31, 2015 and 5.00% for each of the calendar quarters ending March 31, 2016, June 30, 2016 and September 30, 2016 with the balance being due at maturity on December 28, 2016. The outstanding principal balance of the Term B Loan is required to be repaid in equal quarterly installments of 0.25% with the balance being due at maturity on December 28, 2018. Outstanding amounts may also be subject to mandatory prepayment with the proceeds of certain asset sales and debt issuances and, in the case of the Term B Loan, from a portion of annual excess cash flows (as determined under the 2011 Credit Agreement). See Note 10, Financings, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a schedule of the principal payments due under our financings.

We intend to fulfill our debt service obligations from existing cash, investments and operations. A substantial portion of our cash balances and cash generated from operations are held by our foreign subsidiaries. If we decide to distribute or use such cash and cash equivalents outside those foreign jurisdictions, including a distribution to the U.S. we may be subject to additional taxes or costs. In the future, if we are unable to generate or raise additional cash sufficient to meet our debt service obligations and need to use more of our existing cash than planned or to liquidate investments in order to fund these obligations, we may have to delay or curtail the development and/or the sales and marketing of new payment systems as well as dividends, capital expenditures, investments and acquisitions. If we are unable to generate sufficient cash flows or other sources of liquidity to meet our debt service requirements our lenders may declare a default on the 2011 Credit Agreement which could result in the termination of commitments under the Credit Facilities, the declaration that all outstanding loans are immediately due and payable in whole or in part and the requirement of cash collateral deposits in respect of outstanding letters of credit.

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

Deterioration in the U.S. and international capital markets has in the past had an adverse effect on certain of our financial transactions, and the credit crisis in the U.S. that began in 2008 continues to result in some softness in the U.S. credit markets. If financial institutions that have extended credit commitments to us, including under the 2011 Credit Facility, or have entered into hedge, insurance or similar transactions with us are adversely affected by the conditions of the U.S. and international capital markets, they may become unable to fund borrowings under their credit commitments to us or otherwise fulfill their obligations under the relevant transactions, which could have a material and adverse impact on our financial condition and our ability to borrow additional funds, if needed, for working capital, capital expenditures, acquisitions and other corporate purposes.

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

Our stock price has fluctuated substantially since our initial public offering in 2005, for example, due to the announcement of our restatement in December 2007, during the recent turmoil in the worldwide financial markets, and due to the announcement of our preliminary results for the first fiscal quarter of 2013. In addition to fluctuations related to VeriFone-specific factors, broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuations in our stock price may include, among other things:

•	actual or anticipated variations in quarterly operating results;

•	changes in financial estimates by us or by any securities analysts who might cover our stock, or our failure to meet the estimates made by securities analysts;

•	uncertainty about current global economic conditions;

•	changes in the market valuations of other companies operating in our industry;

•	announcements by us or our competitors related to significant acquisitions, strategic partnerships or divestitures;

•	additions or departures of key personnel; and

•	sales or purchases of our common stock, including sales or purchases of our common stock by our directors and officers or by our principal stockholders.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

Disclosures of Iranian Activities under Section 13(r) of the Securities Exchange Act of 1934

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 added Section 13(r) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Section 13(r) requires us to disclose in our annual or quarterly reports, commencing with the current reporting period (November 1, 2012 to January 31, 2013), whether we or any of our affiliates knowingly engaged in specified activities relating to Iran during the reporting period covered by the annual or quarterly report. Disclosure is required even where the activities, transactions or dealings are conducted outside the U.S. by non-U.S. affiliates.

During the disclosure period, certain employees of non-U.S. VeriFone subsidiaries provided technical support services to a third-party distributor based in Dubai, U.A.E., with reason to know that the services would assist the distributor in reselling certain VeriFone point of sale (“POS”) terminals out of its inventory to two Iranian entities, Bank Melli and Bank Mellat. Both of these banks are identified in Section 13(r)(1)(D) as entities with which transactions and dealings are subject to disclosure. These services related to sales to the Dubai-based third-party distributor from two non-U.S. VeriFone subsidiaries in the prior fiscal year, and net revenues from these sales were recognized in the prior fiscal year. No sales were made to this distributor during the current reporting period. This third-party distributor is not listed on any U.S. sanctions lists and is not, to our knowledge, an Iranian government-owned entity or otherwise acting on behalf of the Government of Iran. These activities by employees of our non-U.S. subsidiaries were conducted in contravention of VeriFone's export control and sanctions policies, which prohibit VeriFone and its affiliates from conducting any activities, transactions or dealings with Iran or Iranian counterparties.

The non-U.S. VeriFone subsidiaries did not charge the third-party distributor any fees for the technical support services provided by its employees. Accordingly, we recognized no net revenues or profit from this activity. VeriFone does not intend to continue this activity or to knowingly permit any activities with Iran or Iranian counterparties. In connection with our discovery of the above-described activities, we have terminated all business activities with this distributor because such activities constitute breaches of our contractual terms with such distributor (although one of the non-U.S. VeriFone subsidiaries has engaged and may continue to engage in efforts to collect and receive amounts due from the distributor with respect to the fiscal year 2012 sales). We have also adopted a number of additional compliance measures and controls designed to prevent such activity from recurring.

Separately, we identified six POS terminals that were being leased to the Iranian embassy in Sweden by a Swedish subsidiary of Point, and two POS terminals that were being leased to the Iranian Embassy in Norway by Point's Norwegian subsidiary. We acquired Point, a former distributor of our system solutions, in December 2011. All of these leases had been in place prior to VeriFone's acquisition of Point. Of these leased terminals, one terminal is a VeriFone-branded terminal and is of U.S. origin. This VeriFone terminal was leased by the Point Swedish subsidiary in 2010 in apparent contravention of the distribution agreement we had in place with Point at the time which, among other provisions, prohibited distribution of our terminals in contravention of applicable U.S. export control laws. As part of these leases these Point subsidiaries also provided ancillary software, customer support services and supplies, such as paper rolls, for the leased terminals. Between November 1, 2012 and January 31, 2013, we recognized approximately $1,730 in total net revenues from these activities. We are unable to calculate net profits allocable to individual leases, but the net profits related to these leases would be at an amount less than the net revenues. These two Point subsidiaries have terminated their respective lease agreements with the Iranian embassies and, as a result, no longer provide any products or services to the Iranian embassies in Sweden and Norway, nor do we intend to do so in the future.

We have made voluntary disclosure of these matters to OFAC and intend to cooperate fully with OFAC.

ITEM 6.	EXHIBITS
The following documents are filed as Exhibits to this report:

Exhibit Number	Description
10.1(1)+	Offer Letter between the Company and Marc E. Rothman.
10.2(1)+	Form of Restricted Stock Unit Award Notice.
10.3(1)+	Form of Indemnification Agreement.
10.4(1)+	Separation Agreement between the Company and Robert Dykes.
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.

**
XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(1)     Filed as an exhibit to the Company's Current Report on Form 8-K, filed February 4, 2013.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIFONE SYSTEMS, INC.

By:	/S/ DOUGLAS G. BERGERON
Douglas G. Bergeron
Chief Executive Officer

By:	/S/ MARC E. ROTHMAN
Marc E. Rothman
Executive Vice President and Chief Financial Officer
Date: March 11, 2013

EXHIBIT INDEX

Exhibit Number	Description
10.1(1)+	Offer Letter between the Company and Marc E. Rothman.
10.2(1)+	Form of Restricted Stock Unit Award Notice.
10.3(1)+	Form of Indemnification Agreement.
10.4(1)+	Separation Agreement between the Company and Robert Dykes.
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.

**
XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(1)     Filed as an exhibit to the Company's Current Report on Form 8-K, filed February 4, 2013.