Form 10-Q
period 2013-04-30
VERIFONE SYSTEMS, INC.
filed 2013-06-05
CIK 1312073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2013
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
At May 31, 2013, the number of shares outstanding of the registrant’s common stock, $0.01 par value was 108,529,037.

VERIFONE SYSTEMS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended April 30,		Six Months Ended April 30,
	2013	2012	2013	2012
	(Unaudited, in thousands, except per share data)
Net revenues:
System solutions	$276,560	$340,443	$558,268	$653,084
Services	149,727	131,575	296,766	238,458
Total net revenues	426,287	472,018	855,034	891,542
Cost of net revenues:
System solutions	180,872	202,273	355,115	401,025
Services	91,109	77,586	173,651	141,720
Total cost of net revenues	271,981	279,859	528,766	542,745
Total gross margin	154,306	192,159	326,268	348,797
Operating expenses:
Research and development	41,581	37,849	81,383	72,928
Sales and marketing	46,496	46,141	92,244	86,127
General and administrative	43,676	48,696	83,657	94,734
Litigation loss contingency expense	69,000	17,632	69,000	17,632
Amortization of purchased intangible assets	23,122	23,757	47,818	37,372
Total operating expenses	223,875	174,075	374,102	308,793
Operating income (loss)	(69,569)	18,084	(47,834)	40,004
Interest expense	(11,979)	(18,636)	(24,569)	(33,270)
Interest income	730	1,143	1,818	2,150
Other income (expense), net	2,306	(1,780)	6,246	(22,629)
Loss before income taxes	(78,512)	(1,189)	(64,339)	(13,745)
Income tax benefit	(21,483)	(4,598)	(19,020)	(14,380)
Consolidated net income (loss)	(57,029)	3,409	(45,319)	635
Net (income) loss attributable to noncontrolling interests	(1,347)	68	(1,219)	(282)
Net income (loss) attributable to VeriFone Systems, Inc. stockholders	$(58,376)	$3,477	$(46,538)	$353
Net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Basic	$(0.54)	$0.03	$(0.43)	$—
Diluted	$(0.54)	$0.03	$(0.43)	$—
Weighted average number of shares used in computing net income (loss) per share:
Basic	108,314	106,898	108,122	106,359
Diluted	108,314	111,148	108,122	110,349
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended April 30,		Six Months Ended April 30,
	2013	2012	2013	2012
	(Unaudited, in thousands)
Net income (loss) attributable to VeriFone Systems, Inc. stockholders	$(58,376)	$3,477	$(46,538)	$353
Other comprehensive income (loss):
Net change in:
Foreign currency translation	(44,737)	(1,519)	3,538	5,439
Unrealized gain (loss) on marketable equity investment	(327)	(500)	157	(600)
Unrealized gain (loss) on derivatives designated as cash flow hedges	(391)	(3,102)	284	(3,102)
Tax impact of unrealized gain (loss) on derivatives designated as cash flow hedges	147	1,165	400	1,165
Pension plan obligations	28	29	(146)	171
Comprehensive income (loss) attributable to VeriFone Systems, Inc. stockholders	$(103,656)	$(450)	$(42,305)	$3,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2013	October 31, 2012
	(Unaudited, in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$505,953	$454,072
Accounts receivable, net of allowances of $10,934 and $8,491	315,908	366,887
Inventories	181,348	178,274
Prepaid expenses and other current assets	139,514	136,210
Total current assets	1,142,723	1,135,443
Fixed assets, net	147,173	146,803
Purchased intangible assets, net	672,244	734,808
Goodwill	1,186,163	1,179,381
Deferred tax assets	240,135	215,139
Other long-term assets	78,978	79,033
Total assets	$3,467,416	$3,490,607

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$151,469	$193,062
Accruals and other current liabilities	288,613	230,867
Deferred revenue, net	97,965	91,545
Short-term debt	67,054	54,916
Total current liabilities	605,101	570,390
Long-term deferred revenue, net	41,783	37,062
Long-term deferred tax liabilities	198,597	214,537
Long-term debt	1,212,213	1,252,701
Other long-term liabilities	81,039	70,440
Total liabilities	2,138,733	2,145,130
Commitments and contingencies	—	—
Redeemable noncontrolling interest in subsidiary	758	861
Stockholders’ equity:
Preferred stock: 10,000 shares authorized, no shares issued and outstanding as of April 30, 2013 and October 31, 2012	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 108,657 and 108,074 shares issued, and 108,513 and 107,930 shares outstanding as of April 30, 2013 and October 31, 2012	1,086	1,081
Additional paid-in capital	1,569,102	1,543,127
Accumulated deficit	(250,561)	(204,023)
Accumulated other comprehensive loss	(28,157)	(32,390)
Total stockholders’ equity	1,291,470	1,307,795
Noncontrolling interest in subsidiaries	36,455	36,821
Total liabilities and equity	$3,467,416	$3,490,607
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended April 30,
	2013	2012
	(Unaudited, in thousands)
Cash flows from operating activities
Consolidated net income (loss)	$(45,319)	$635
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization, net	101,224	83,525
Stock-based compensation expense	22,388	21,727
Non-cash interest expense	—	8,537
Deferred income taxes	(42,216)	(13,321)
Gain on divestiture of assets	(4,080)	—
Asset impairment	6,763	—
Other	(1,683)	3,158
Net cash provided by operating activities before changes in operating assets and liabilities	37,077	104,261
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable, net	50,140	(18,128)
Inventories, net	(1,646)	8,212
Prepaid expenses and other assets	(3,294)	(18,632)
Accounts payable	(41,537)	(25,098)
Deferred revenue, net	12,043	27,343
Other current and long term liabilities	79,798	(15,037)
Net change in operating assets and liabilities	95,504	(41,340)
Net cash provided by operating activities	132,581	62,921

Cash flows from investing activities
Capital expenditures	(42,213)	(26,986)
Acquisition of businesses, net of cash and cash equivalents acquired	(11,953)	(1,069,762)
Proceeds from divestiture of assets	6,000	—
Other investing activities, net	1,989	(127)
Net cash used in investing activities	(46,177)	(1,096,875)

Cash flows from financing activities
Proceeds from debt, net of issuance costs	30,053	1,412,028
Repayments of debt	(58,402)	(339,873)
Repayments of senior convertible notes, including interest	—	(279,159)
Proceeds from issuance of common stock through employee equity incentive plans	5,075	27,423
Payments of acquisition-related contingent consideration	(9,280)	(14,209)
Distribution to noncontrolling interest stockholders	(1,689)	(1,543)
Net cash provided by (used in) financing activities	(34,243)	804,667
Effect of foreign currency exchange rate changes on cash and cash equivalents	(280)	(4,238)
Net increase (decrease) in cash and cash equivalents	51,881	(233,525)
Cash and cash equivalents, beginning of period	454,072	594,562
Cash and cash equivalents, end of period	$505,953	$361,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

Note 1. Principles of Consolidation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of VeriFone Systems, Inc. (“we,” “us,” “our,” "VeriFone," and “the Company” refer to VeriFone Systems, Inc. and its consolidated subsidiaries) as of April 30, 2013 and October 31, 2012, and for the three and six months ended April 30, 2013 and 2012, have been prepared in accordance with GAAP (U.S. generally accepted accounting principles) for interim financial information and with the instructions on Form 10-Q pursuant to the rules and regulations of the SEC (U.S. Securities and Exchange Commission). In accordance with those rules and regulations, we have omitted certain information and notes normally provided in our annual consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, necessary for the fair presentation of our financial position and results of operations for the interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012. The results of operations for the three and six months ended April 30, 2013 are not necessarily indicative of the results expected for the entire fiscal year.

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

As a result of new Company leadership and related changes in the structure of our internal organization during the three months ended April 30, 2013, we have realigned our operating segments. We determined our operating segments based on the discrete financial information used by our Interim Chief Executive Officer, who is our chief operating decision maker, to assess performance, allocate resources, and make decisions regarding VeriFone's operations. Under our current operational structure, we operate in three business segments: Americas, EMEA, and ASPAC. Our Americas segment is defined as our operations in North America, South America, Central America, and the Caribbean. Our EMEA segment is defined as our operations in Europe, the Middle East, and Africa. Our ASPAC segment consists of our operations in Asia, Australia, New Zealand, and other Asia Pacific Rim countries. Our reportable segments are the same as our operating segments. Our reporting units did not change. Our EMEA and ASPAC operating segments are also reporting units. Our other reporting units are components of the Americas operating segment. All prior period amounts reported by segment have been reclassified to conform to the current period presentation.

Certain prior period amounts reported in our unaudited Condensed Consolidated Financial Statements and Notes thereto have been reclassified to conform to the current period presentation, with no impact on previously reported operating results or financial position.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions about future events that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying Notes to Condensed Consolidated Financial Statements. The estimates and judgments affect the reported amounts of assets, liabilities, net revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, we evaluate our estimates including those related to net revenues, product returns, warranty obligations, bad debts, inventories, goodwill and intangible assets, income taxes, contingencies, share-based compensation, and litigation, among others. We base our estimates on historical experience and information available to us at the time these estimates are made. Actual results could differ materially from these estimates.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

Significant Accounting Policies

During the three and six months ended April 30, 2013, there have been no changes in our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012.

Concentrations of Credit Risk

For the three and six months ended April 30, 2013 and 2012 no single customer accounted for more than 10% of our total net revenues. For the three months ended April 30, 2013, one customer accounted for approximately 14.2% of net revenues in our Americas reportable segment and one customer accounted for approximately 15.5% of net revenues in our ASPAC reportable segment. No single customer accounted for more than 10% of net revenues in our EMEA reportable segment for the three months ended April 30, 2013. For the six months ended April 30, 2013, three customers accounted for approximately 11.2%, 10.7% and 10.2% of net revenues in our ASPAC reportable segment, and no single customer accounted for more than 10% of net revenues in our other reportable segments. For the three months ended April 30, 2012, one customer accounted for approximately 15.6% of net revenues in our Americas reportable segment, one customer accounted for approximately 12.1% of net revenues in our ASPAC reportable segment, and no single customer accounted for more than 10% of net revenues in our EMEA reportable segment. For the six months ended April 30, 2012, one customer accounted for approximately 13.5% of net revenues in our Americas reportable segment, one customer accounted for approximately 11.2% of net revenues in our ASPAC reportable segment, and no single customer accounted for more than 10% of net revenues in our EMEA reportable segment.

As of April 30, 2013 and October 31, 2012, no single customer accounted for more than 10% of our total Accounts receivable, net of allowances.

Recent Accounting Pronouncements

Effective November 1, 2012, we adopted ASU (Accounting Standards Update) 2011-05, Comprehensive Income (Topic 22)-Presentation of Comprehensive Income, which changed our condensed consolidated financial statements to present components of other comprehensive income in a separate statement. This change impacted only the financial statement presentation and had no impact on our financial position or results of operations.

We also adopted ASU 2012-02, Intangibles-Goodwill and Other (Topic 350)-Testing Indefinite-Lived Intangible Assets for Impairment, effective November 1, 2012, which provides us with the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset other than goodwill is impaired. Adoption of this guidance had no impact on our financial position or results of operations.

In February 2013, the Financial Accounting Standards Board issued ASU 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. ASU 2013-02 requires presentation of the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source, and the income statement line items affected by the reclassification. The information may be presented either in a single note or in some instances, parenthetically on the face of the financial statements, provided that all of the required information is presented in a single location. If a component is not required to be reclassified to net income in its entirety, we may instead provide a reference to the related footnote. ASU 2013-02 is effective for annual reporting periods beginning after December 15, 2012, and interim periods within those annual periods. We plan to adopt ASU 2013-02 in our first quarter of fiscal year 2014. ASU 2013-02 will impact only the financial statement presentation, and will have no impact on our financial position or results of operations.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

Note 2. Business Combinations

Fiscal Year 2013 Acquisitions

EFTPOS New Zealand Limited Acquisition

On May 31, 2013, we acquired all the outstanding shares of ENZ (EFTPOS New Zealand Limited), which holds the switching and terminal business of ANZ Bank New Zealand Limited, for approximately 70.0 million New Zealand dollars (approximately $55.6 million at the foreign exchange rate as of May 31, 2013). We anticipate that this acquisition, along with our recent acquisition of Sektor, as discussed below, will provide us with the software, services infrastructure and distribution resources necessary to serve New Zealand with both electronic payment solutions and managed services. The acquisition will be accounted for using the acquisition method of accounting. We have not completed our purchase price allocation for this acquisition given the short time since the acquisition closed. The results of operations of ENZ will be included in our financial results effective May 31, 2013.

Sektor Acquisition

On December 17, 2012, we signed an asset sale and purchase agreement to acquire certain assets and liabilities of Sektor (Sektor Payments Limited) for approximately $8.2 million, including holdback payments of approximately $0.4 million. The transaction closed on April 2, 2013. Sektor was our main distributor in New Zealand. The results of operations for the acquired business were included in our financial results from the acquisition date, and are immaterial in relation to our overall financial position and results of operations.

The acquisition was accounted for using the acquisition method of accounting. The assigned fair values of the assets acquired and liabilities assumed included $4.0 million intangible assets, $0.3 million other assets net of liabilities, and $3.9 million goodwill. The intangible assets consisted primarily of customer relationships, with an estimated useful life of 3 years. The goodwill represented the expected benefits of combining Sektor's operations with VeriFone's operations and was assigned to our ASPAC reportable segment. We do not expect the goodwill recognized to be deductible for income tax purposes.

Fiscal Year 2013 Divestiture

On January 25, 2013, we signed an agreement to sell to a third party for $6.0 million certain assets and business operations related to our SAIL mobile payment product. The transaction closed on January 31, 2013. The results of operations of the SAIL product from its launch in May 2012 until its divestiture in January 2013, as well as the gain on the sale, were immaterial in relation to our overall financial position and results of operations.

Fiscal Year 2012 Acquisitions

Point Acquisition

On December 30, 2011, we completed our acquisition of Point (Electronic Transaction Group Nordic Holding AB), a Swedish company operating the Point International business, Northern Europe's largest provider of payment and gateway services and solutions for retailers. The purchase price was approximately €600.0 million (approximately USD $774.3 million at foreign exchange rates on the acquisition date), plus repayment of Point's outstanding multi-currency debt of €193.3 million (approximately $250.2 million at exchange rates on the acquisition date), for a total cash purchase price of $1,024.5 million, based on the exchange rates at the acquisition date. The source of funds for the cash consideration was the 2011 Credit Agreement that is described further in Note 10, Financings. We acquired Point to, among other things, provide a broader set of product and service offerings to customers globally, including expansion in the Northern European markets.

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

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in thousands) as part of our acquisition of Point, all of which were assigned to our EMEA reportable segment.

Liabilities assumed, net of assets acquired	$(81,415)
Intangible assets	567,007
Goodwill	575,704
Noncontrolling interest in Babs Paylink AB	(36,764)
Total purchase price	$1,024,532

The estimated fair value of acquired contingent consideration owed by Point related to its prior acquisitions was $20.4 million as of the acquisition date. This contingent consideration is payable in cash if certain operating and financial targets are achieved in the two years following the dates of those acquisitions. The payout criteria for the contingent consideration contain provisions for prorated payouts if the target criteria are not met, provided that certain minimum thresholds are achieved. Subsequent to the acquisition of Point, through April 30, 2013, we have paid $19.5 million of the contingent consideration. The $1.4 million remaining balance accrued at April 30, 2013 is expected to be paid during the quarter ending October 31, 2013 and is presented as acquisition earn-out payables in Accruals and other current liabilities on our Condensed Consolidated Balance Sheets. As of April 30, 2013, the maximum contingent consideration payable, if all the financial performance targets were met, totals $4.6 million.

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

The holdback amounts will be paid out to selling stockholders unless the general representations and warranties made by the sellers as of the acquisition date were untrue and are presented as deferred acquisition consideration payable in Accruals and other current liabilities on our Condensed Consolidated Balance Sheets. The contingent consideration will be payable in cash for the ChargeSmart and LIFT Retail acquisitions, if certain operating and financial targets are achieved in the first three years of operations after the acquisition. The payout criteria for the contingent consideration contain provisions for prorated payouts if the target criteria are not met, provided that certain minimum thresholds are achieved. The contingent consideration was valued at $0.4 million and $3.4 million for the ChargeSmart and LIFT Retail acquisitions as of the respective acquisition dates, and the maximum contingent consideration payable under the purchase agreements, if all the financial performance targets were met, totaled $11.0 million and $8.0 million for the ChargeSmart and LIFT Retail acquisitions. To date, we have not paid any amounts under these arrangements although certain measurement dates have passed. We decreased the acquisition earn-out payables by $0.4 million for the ChargeSmart acquisition and $3.1 million for the LIFT Retail acquisition during the six months ended April 30, 2013, as we do not expect to pay these amounts. Including imputed interest, the amounts accrued for this contingent consideration at April 30, 2013 totaled $1.3 million, and were included in Other long-term liabilities on our Condensed Consolidated Balance Sheets. The remaining maximum payouts for this contingent consideration, if all remaining financial performance targets are met, total $5.0 million and $6.0 million for the ChargeSmart and LIFT Retail acquisitions.

The acquisition of each company was accounted for using the acquisition method of accounting. No VeriFone equity interests were issued, and in each transaction 100% of the voting equity interests of the applicable business were acquired, except for Show Media, which was an acquisition of assets and assumption of certain liabilities. The results of operations for the acquired businesses have been included in our financial results since their respective acquisition dates.

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

The assets, liabilities and goodwill of the LIFT Retail, ChargeSmart and Show Media acquisitions were assigned to our Americas reportable segment. The assets, liabilities and goodwill of the Global Bay acquisition were primarily assigned to our Americas reportable segment, with a nominal amount of assets, liabilities and goodwill assigned to our EMEA reportable segment.

Acquisition-Related Costs

Transaction costs directly related to our acquisitions were recorded as expenses in our Condensed Consolidated Statements of Operations and include expenditures for professional fees such as banking, legal, accounting and other directly related incremental costs incurred to close the acquisition.

The following table presents a summary of acquisition-related costs included in our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2013	2012	2013	2012
Cost of net revenues	$24	$9	$26	$9
Sales and marketing	18	65	18	183
General and administrative	268	655	729	7,589
Total acquisition-related costs	$310	$729	$773	$7,781

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

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

The following table presents the computation of net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended April 30,		Six Months Ended April 30,
	2013	2012	2013	2012
Basic and diluted net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Numerator:
Net income (loss) attributable to VeriFone Systems, Inc. stockholders	(58,376)	$3,477	$(46,538)	$353
Denominator:
Weighted average shares attributable to VeriFone Systems, Inc. stockholders - basic	108,314	106,898	108,122	106,359
Weighted average effect of dilutive securities:
Stock options, RSUs and RSAs	—	3,508	—	3,619
Senior convertible notes (1)	—	742	—	371
Weighted average shares attributable to VeriFone Systems, Inc. stockholders - diluted	108,314	111,148	108,122	110,349
Net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Basic	$(0.54)	$0.03	$(0.43)	$—
Diluted	$(0.54)	$0.03	$(0.43)	$—
(1) The diluted shares from the senior convertible notes do not include the effects of note hedge transactions on those notes, as described in Note 10. Financings. The note hedge transactions would have reduced the dilution attributable to the senior convertible notes by 50% if and when those notes had been converted and the note hedge transactions exercised. Part of the note hedge transactions were terminated in June 2011 and the remainder expired unused in June 2012.

For the three and six months ended April 30, 2013, equity incentive awards to purchase 6.8 million and 6.7 million weighted average shares were anti-dilutive because we incurred a net loss for those periods. For the three and six months ended April 30, 2012, equity incentive awards to purchase 2.3 million and 2.7 million shares of common stock were excluded from the calculation of weighted average shares for diluted net income (loss) per share as they were anti-dilutive. These awards could impact future calculations of diluted net income (loss) per share if the fair market value of our common stock increases.

The senior convertible notes were considered to be Instrument C securities, and therefore, only the conversion spread relating to the notes would be included in our diluted earnings per share calculation, if dilutive. The conversion spread of the notes had a dilutive effect when the average share price of our common stock during any quarter exceeded $44.02. The average share price of our common stock during the three months ended April 30, 2012 was $49.89 and therefore, the senior convertible notes were dilutive for those periods. The senior convertible notes were repaid in full in June 2012 without any conversion rights having been exercised. In connection with the offering of the senior convertible notes, we entered into note hedge transactions. The note hedge transactions would have reduced the dilution attributable to the senior convertible notes by 50% if and when the notes had been converted and the note hedge transactions exercised. The note hedge transactions outstanding at April 30, 2012 expired unused in June 2012.

Warrants to purchase 7.2 million shares of our common stock were outstanding at April 30, 2013 and 2012. The warrants were not included in the computation of diluted earnings per share because the warrants' $62.36 exercise price was greater than the average share price of our common stock during the three and six months ended April 30, 2013 and 2012. Therefore, the effect of the warrants was anti-dilutive for those periods.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

Note 4. Employee Benefit Plans

Equity Incentive Plans

We grant stock awards, including stock options, RSUs (restricted stock units) and RSAs (restricted stock awards) pursuant to a stockholder-approved equity incentive plan. Our stock awards have included vesting provisions that are based on either time, performance, or performance relative to market indices. These equity incentive plans are described in further detail in Note 4, Employee Benefits Plan, of Notes to Consolidated Financial Statements in our 2012 Annual Report on Form 10-K. All stock awards granted during the six months ended April 30, 2013 were granted under the 2006 Equity Incentive Plan, as amended. The number of shares available for future grants under the 2006 Equity Incentive Plan was 1.3 million as of April 30, 2013. Shares issued to employees on the exercise or vesting of equity incentive awards are issued from authorized unissued common stock.

Equity Incentive Plan Activity

The following table provides a summary of stock option activity for the six months ended April 30, 2013:

	Shares Under Option (Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Thousands)
Outstanding at October 31, 2012	8,000	$23.93
Granted	338	$28.84
Exercised	(437)	$11.62
Canceled	(718)	$32.17
Expired	(188)	$30.48
Outstanding at April 30, 2013	6,995	$23.74	3.6	$35,199
Vested or expected to vest at April 30, 2013	6,782	$23.41	3.5	$35,175
Exercisable at April 30, 2013	4,370	$19.45	2.8	$31,522

The weighted-average grant-date fair value per share for stock options granted during the six months ended April 30, 2013 and 2012 was $10.89 and $18.16.

The total proceeds received from employees as a result of employee stock option exercises for the six months ended April 30, 2013 and 2012 were $5.1 million and $27.4 million. We recognized no tax benefit during the six months ended April 30, 2013 related to employee stock option exercises, and $0.1 million of tax benefits during the six months ended April 30, 2012. The total intrinsic value of options exercised during the six months ended April 30, 2013 and 2012 was $7.7 million and $58.3 million.

The following table summarizes RSU and RSA balances as of April 30, 2013 and October 31, 2012, as well as activity for the six months ended April 30, 2013:

	Shares (Thousands)	Aggregate Intrinsic Value (Thousands)
Outstanding at October 31, 2012	1,913
Granted	967
Released	(240)
Canceled	(392)
Outstanding at April 30, 2013	2,248	$48,673
Expected to vest at April 30, 2013	1,958	$42,051
Ending vested and deferred at April 30, 2013	631	$13,561

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

There were no RSAs granted during the six months ended April 30, 2013. RSUs granted during the six months ended April 30, 2013 included grants with time and performance based vesting conditions. The vesting conditions of the performance-based RSUs are contingent upon meeting certain financial and operational targets. The vesting conditions of all grants were set by the compensation committee of the board of directors at the time of the grant.

One of the performance-based RSUs granted during January 2013 was a long-term incentive grant to our former Chief Executive Officer that was subject to vesting based on our achievement of total shareholder return relative to peers on a stacked-ranking basis over a three year performance period. This grant was canceled during March 2013 in connection with his resignation from the Company. All other performance grants vest upon meeting internal and financial operational targets.

We had a total of 2.2 million RSUs and 0.1 million RSAs outstanding as of April 30, 2013.

The weighted-average grant-date fair value per share for RSUs granted during the six months ended April 30, 2013 and 2012 was $28.21 and $44.20.

The total fair value of RSUs and RSAs that vested in the six months ended April 30, 2013 and 2012 was $5.7 million and $9.3 million.

Equity Incentive Award Valuation

We estimate the grant-date fair value of stock options using the Black-Scholes-Merton valuation model, using the following weighted-average assumptions:

	Three Months Ended April 30,		Six Months Ended April 30,
	2013	2012	2013	2012
Expected term (in years)	3.5	3.6	3.5	3.6
Risk-free interest rate	0.6%	0.8%	0.6%	0.7%
Expected dividend rate	0.0%	0.0%	0.0%	0.0%
Expected stock price volatility over option expected term	48.0%	66.7%	50.7%	67.3%

The grant-date fair value of RSUs is equal to the closing market price of our common stock on the date of grant. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards.

The assumptions used to value our options are determined as follows:

•
The expected term of the options granted is derived from the historical actual term of previous grants and an estimate of future exercises during the remaining contractual period of the option, and represents the period of time that awards granted are expected to be outstanding.

•	The average risk-free interest rate is based on the U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the options.

•	The dividend yield assumption is based on our dividend history and future expectations of dividend payouts.

•
The expected stock price volatility considers the historical volatility of common stock for the expected term of the options, and includes the elements listed below at the weighted percentages presented:

	Three Months Ended April 30,		Six Months Ended April 30,
	2013	2012	2013	2012
Historical volatility of our common stock	95.0%	75.0%	95.0%	75.0%
Historical volatility of comparable companies' common stock	0.0%	20.0%	0.0%	20.0%
Implied volatility of our traded common stock options	5.0%	5.0%	5.0%	5.0%

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

Stock-Based Compensation Expense

The following table presents the stock-based compensation expense recognized in our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2013	2012	2013	2012
Cost of net revenues	$417	$463	$963	$942
Research and development	1,390	1,201	3,007	2,454
Sales and marketing	3,769	4,405	7,862	8,667
General and administrative	4,454	4,954	10,556	9,664
Total stock-based compensation	$10,030	$11,023	$22,388	$21,727

Our computation of stock-based compensation expense includes an estimate of award forfeitures based on historical experience. We record compensation expense only for those awards that are expected to vest.

As of April 30, 2013, total unrecognized compensation expense adjusted for estimated forfeitures related to unvested stock options was $30.1 million and related to unvested RSUs and RSAs was $32.1 million, which is expected to be recognized over the remaining weighted-average vesting periods of 2.2 years for stock options and 2.0 years for RSUs and RSAs.

Note 5. Income Taxes

We recorded income tax benefits of $21.5 million and $19.0 million for the three and six months ended April 30, 2013 and income tax benefits of $4.6 million and $14.4 million for the three and six months ended April 30, 2012. The effective tax rates for the three and six months ended April 30, 2013 and 2012 are lower than the U.S. statutory tax rate primarily due to earnings in countries where we are taxed at lower rates compared to the U.S. federal and state statutory rates. The income tax benefit for the six months ended April 30, 2013 includes a discrete tax benefit of $21.3 million related to litigation loss contingency expense and a discrete tax benefit of $7.2 million related to changes in the statutory tax rates impact on deferred taxes offset by a discrete tax expense of $10.7 million related to an increase in uncertain tax positions. The income tax benefit for the six months ended April 30, 2012 includes a discrete tax benefit of $8.5 million related to the foreign exchange loss on futures contracts that was incurred during December 2011 and $6.6 million related to a litigation loss contingency expense which was incurred during June 2012.

As of April 30, 2013, on a worldwide basis we remain in a net deferred tax asset position of $71.8 million. The realization of our deferred tax assets depends primarily on our ability to generate sufficient U.S. and foreign taxable income in future periods. The amount of deferred tax assets considered realizable may increase or decrease in future periods as we continue to evaluate the underlying basis for our estimates of future U.S. and foreign taxable income in subsequent matters.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

Our unrecognized tax benefits increased by approximately $10.7 million during the six months ended April 30, 2013 as a result of tax positions taken in the current period. The amount of unrecognized tax benefits could be reduced upon closure of tax examinations or if the statute of limitations on certain tax filings expires without assessment from the relevant tax authorities. We believe that it is reasonably possible that there could be a reduction in unrecognized tax benefits due to statute of limitation expirations in multiple tax jurisdictions during the next twelve months of approximately $1.5 million. Interest and penalties accrued on these uncertain tax positions will also be released upon the expiration of statutes of limitations.

Note 6. Balance Sheet and Statement of Operations Details

Cash

Cash and cash equivalents as of April 30, 2013 and October 31, 2012 included $426.8 million and $410.3 million held by our foreign subsidiaries. If we decide to distribute or use such cash and cash equivalents outside those foreign jurisdictions, including a distribution to the U.S., we may be subject to additional taxes or costs.

We had $4.7 million and $4.1 million of restricted cash included in Prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets as of April 30, 2013 and October 31, 2012. We had $12.1 million and $12.8 million of restricted cash included in Other long-term assets in our Condensed Consolidated Balance Sheets as of April 30, 2013 and October 31, 2012. These restricted cash balances were mainly comprised of pledged deposits, deposits for irrevocable standby letters of credit, and deposits to secure bank guarantees to customers, other counterparties to contractual relationships and government taxing authorities, as well as deposits to Brazil courts related to tax proceedings pending adjudication.

Inventories

Inventories consisted of the following (in thousands):

	April 30, 2013	October 31, 2012
Raw materials	$50,097	$50,952
Work-in-process	344	552
Finished goods	130,907	126,770
Total inventory	$181,348	$178,274

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	April 30, 2013	October 31, 2012
Prepaid expenses	$43,710	$37,261
Deferred income taxes	39,772	39,072
Prepaid taxes	27,832	36,678
Bank acceptances receivable	7,694	2,151
Restricted cash	4,729	4,149
Other receivables	9,507	12,715
Investment in equity security and warrants	2,005	2,667
Other current assets	4,265	1,517
Total prepaid expenses and other current assets	$139,514	$136,210

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	Estimated Useful Life (Years)	April 30, 2013	October 31, 2012
Revenue generating assets	5	$109,623	$101,589
Computer hardware and software	3-5	76,693	70,064
Machinery and equipment	3-10	39,531	35,865
Leasehold improvements	Lesser of the term of the lease or the estimated useful life	22,406	20,773
Office equipment, furniture, and fixtures	3-5	12,097	9,423
Buildings	40-50	6,768	6,788
Depreciable fixed assets, at cost		267,118	244,502
Accumulated depreciation		(130,347)	(106,688)
Depreciable fixed assets, net		136,771	137,814
Construction in progress		9,256	7,838
Land		1,146	1,151
Fixed assets, net		$147,173	$146,803

Total depreciation expense for depreciable fixed assets for the three months ended April 30, 2013 and 2012 was $13.0 million and $14.0 million. Total depreciation expense for depreciable fixed assets for the six months ended April 30, 2013 and 2012 was $25.3 million and $23.0 million.

During the three months ended April 30, 2013, we recorded a $6.8 million impairment charge to Costs of net revenues related to revenue generating assets in our taxi solutions business in our EMEA segment for which the net book value of the assets exceeded their fair value. We used the income approach to determine the fair value.

Other Long-Term Assets

Other long-term assets consisted of the following (in thousands):

	April 30, 2013	October 31, 2012
Debt issuance costs, net	$27,695	$31,897
Capitalized software development costs, net	16,323	12,238
Long-term restricted cash	12,061	12,754
Deposits	6,868	9,068
Long-term receivables	6,400	7,531
Other long-term assets	9,631	5,545
Total other long-term assets	$78,978	$79,033

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

Accruals and Other Current Liabilities

Accruals and other current liabilities consisted of the following (in thousands):

	April 30, 2013	October 31, 2012
Accrued legal loss contingencies, including interest (Note 11)	$93,291	$28,026
Accrued expenses	76,269	68,431
Accrued compensation	48,423	47,019
Sales and value-added taxes payable	12,546	12,461
Accrued warranty	12,037	11,931
Accrued liabilities for contingencies related to tax assessments, including interest (Note 11)	11,000	11,818
Deferred tax liabilities - current portion	9,529	9,594
Income taxes payable	5,849	13,577
Deferred acquisition consideration payable - current portion	2,207	7,980
Acquisition-related earn-out payables - current portion	1,387	6,131
Other current liabilities	16,075	13,899
Total accruals and other current liabilities	$288,613	$230,867

Accrued Warranty

Activity related to Accrued warranty consisted of the following (in thousands):

	Six months ended April 30, 2013	Year Ended October 31, 2012
Balance at beginning of period	$12,775	$22,032
Warranty charged to cost of net revenues	6,920	12,340
Utilization of warranty accrual	(6,143)	(20,494)
Acquired warranty obligations	—	348
Changes in estimates	(842)	(1,451)
Balance at end of period	12,710	12,775
Less: current portion	(12,037)	(11,931)
Long-term portion	$673	$844

Deferred Revenue, Net

Deferred revenue, net of related costs consisted of the following (in thousands):

	April 30, 2013	October 31, 2012
Deferred revenue	$159,152	$144,492
Deferred cost of revenue	(19,404)	(15,885)
Deferred revenue, net	139,748	128,607
Less current portion	(97,965)	(91,545)
Long-term portion	$41,783	$37,062

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	April 30, 2013	October 31, 2012
Long-term income tax liabilities	$54,809	$44,144
Statutory retirement and pension obligations - non-current portion	11,902	10,983
Acquisition-related earn-out payables - non-current portion	1,252	2,832
Other long-term liabilities	13,076	12,481
Total other long-term liabilities	$81,039	$70,440

Redeemable Noncontrolling Interest in Subsidiary

The redeemable noncontrolling interest related to ABS (All Business Solutions S.R.L.) is recognized at the greater of the initial carrying amount increased or decreased for the noncontrolling interest's share of net income or loss or its redemption value. As of April 30, 2013 and October 31, 2012, the carrying amount of the redeemable noncontrolling interests was $0.8 million and $0.9 million.

Noncontrolling Interest in Subsidiaries

Changes in Noncontrolling interest in subsidiaries are set forth below (in thousands):

	Six months ended April 30, 2013	Year Ended October 31, 2012
Balance at beginning of period	$36,821	$445
Additions due to acquisitions	—	36,781
Distributions to noncontrolling interest stockholders	(1,689)	(1,673)
Net income attributable to noncontrolling interest in subsidiaries, net	1,323	1,268
Balance at end of period	$36,455	$36,821

Other Income (Expense), net

Other income (expense), net consisted of the following (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2013	2012	2013	2012
Foreign currency exchange losses, net	$(2,734)	$(1,430)	$(6,253)	$(22,435)
Adjustments of acquisition-related earn-out payables	1,531	(111)	3,389	(199)
Gain on divestiture	—	—	4,080	—
Other income (expense), net	3,509	(239)	5,030	5
Total other income (expense), net	$2,306	$(1,780)	$6,246	$(22,629)

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

On January 25, 2013, VeriFone signed an agreement to sell to a third party for $6.0 million certain assets and business operations related to our SAIL mobile payment product. The transaction closed on January 31, 2013 and resulted in a $4.1 million gain, which is recorded in Other Income (Expense), net.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The only transfer between fair value measurement levels during the three and six months ended April 30, 2013, relates to the marketable equity investment, which was reclassified from Level 1 to Level 2 during April 2013, because the active market in which the investment was traded became inactive for the period April 17 to May 6, 2013. The following tables present our assets and liabilities that were measured at fair value on a recurring basis and their classification within the fair value hierarchy (in thousands):

	April 30, 2013
	Carrying Value	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Current assets:
Cash and cash equivalents
Money market funds (1)	$55,778	$55,778	$—	$—
Short-term time deposits (2)	83,434	—	83,434	—
Prepaid expenses and other current assets
Marketable equity investment (3)	1,839	—	1,839	—
Equity warrants (4)	166	—	166	—
Foreign exchange forward contracts not designated as cash flow hedges (5)	46	—	46	—
Total assets measured and recorded at fair value	$141,263	$55,778	$85,485	$—

Liabilities
Current liabilities:
Accruals and other current liabilities
Acquisition related earn-out payables (6)	$1,387	$—	$—	$1,387
Interest rate swaps designated as cash flow hedges (7)	2,493	—	2,493	—
Foreign exchange forward contracts not designated as cash flow hedges (5)	483	—	483	—
Other long-term liabilities:
Acquisition related earn-out payables (6)	1,252	—	—	1,252
Interest rate swaps designated as cash flow hedges (7)	1,843	—	1,843	—
Total liabilities measured and recorded at fair value	$7,458	$—	$4,819	$2,639

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

	October 31, 2012
	Carrying Value	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Current assets:
Cash and cash equivalents
Money market funds (1)	$69,743	$69,743	$—	$—
Prepaid expenses and other current assets
Marketable equity investment (3)	2,471	2,471	—	—
Equity warrants (4)	196	—	196	—
Foreign exchange forward contracts not designated as cash flow hedges (5)	161	—	161	—
Total assets measured and recorded at fair value	$72,571	$72,214	$357	$—

Liabilities
Current liabilities:
Accruals and other current liabilities
Acquisition related earn-out payables (6)	$6,131	$—	$—	$6,131
Interest rate swaps designated as cash flow hedges (7)	2,451	—	2,451	—
Foreign exchange forward contracts not designated as cash flow hedges (5)	291	—	291	—
Other long-term liabilities:
Acquisition-related earn-out payables (6)	2,832	—	—	2,832
Interest rate swaps designated as cash flow hedges (7)	2,168	—	2,168	—
Total liabilities measured and recorded at fair value	$13,873	$—	$4,910	$8,963

1.	Money market funds are classified as Level 1 because we determine the fair value of the funds using quoted market prices in markets that are active.

2.	Short-term time deposits are classified as Level 2 because the carrying value approximates fair value due to their short-term maturities.

3.
The marketable equity investment was classified as Level 1 as of October 31, 2012 because we determined the fair value using quoted market prices in markets that were active. As of April 30, 2013, the marketable equity investment was reclassified from Level 1 to Level 2, as the market which was previously active became inactive for the period April 17 to May 6, 2013.

4.
The equity warrants are classified as Level 2 because we determine the fair value using the Black-Scholes-Merton valuation model considering quoted market prices for the underlying shares, the treasury risk-free interest rate, historic volatility and the remaining contractual term of the warrant.

5.	The foreign exchange forward contracts are classified as Level 2 because we determine the fair value using quoted market prices and other observable data for similar instruments in an active market.

6.
The acquisition-related earn-out payables are classified as Level 3 because we use a probability-weighted expected payout model to determine the expected payout and an appropriate discount rate to calculate the fair value. The key assumptions in applying the approach are the internally forecasted net revenues, contributions, and other performance measures for the acquired businesses, the probability of achieving the net revenues, contribution, and other performance targets and an appropriate discount rate. Significant increases in the probability of achieving net revenues, contribution, and other performance targets in isolation would result in a significantly higher fair value measurement while significant decreases in the probability of success in isolation would result in a significantly lower fair value measurement. Similarly, significant increases in the discount rate in isolation would result in a significantly lower fair value measurement while significant decreases in the discount rate in isolation would result in a significantly higher fair value measurement. We evaluate changes in each of the assumptions used to calculate fair values of our earn-out payables at the end of each period.

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

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

Fair Value of Acquisition-Related Earn-out Payables

The following table presents a reconciliation for our earn-out payables measured and recorded at fair value on a recurring basis, using Level 3 significant unobservable inputs (in thousands):

	Six Months Ended April 30, 2013	Year Ended October 31, 2012
Balance at beginning of period	$8,963	$6,728
Additions related to current period business acquisitions	—	24,149
Payments	(3,287)	(23,541)
Changes in estimates, included in Other income (expense), net	(3,389)	407
Interest expense	496	1,079
Foreign currency adjustments	(144)	141
Balance at end of period	$2,639	$8,963
Less: current portion	1,387	6,131
Non-current portion	$1,252	$2,832

As of April 30, 2013, the maximum earn-out payable, if all the financial performance targets were met, would have been $15.6 million.

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

Note 8. Goodwill and Purchased Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	Six Months Ended April 30, 2013	Year Ended October 31, 2012
Balance at beginning of period	$1,179,381	$561,414
Additions related to business combinations	6,181	631,470
Divestiture of certain assets related to SAIL mobile payment product	(507)	—
Adjustment related to prior fiscal year acquisitions	—	1,632
Currency translation adjustments	1,108	(15,135)
Balance at end of period	$1,186,163	$1,179,381

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

Goodwill is not amortized. We review goodwill for impairment annually, and whenever events or changes in circumstances indicate its carrying amount may not be recoverable. Based on our review for potential indicators of impairment performed during the six months ended April 30, 2013 and the fiscal year ended October 31, 2012, there were no indicators of impairment.

Our assessment of impairment is based on our reporting units. Where an acquisition benefits only one reporting unit, we allocate, as of the acquisition date, all goodwill for that acquisition to the reporting unit that will benefit. When an acquisition benefits more than one reporting unit, we assign the goodwill to our reporting units as of the acquisition date such that the goodwill assigned to a reporting unit is the excess of the fair value of the acquired business (or portion thereof) to be included in that reporting unit over the fair value of the individual assets acquired and liabilities assumed that are assigned to the reporting unit. The individual assets acquired and liabilities assumed are assigned to the reporting units that they would benefit or operate within.

As of both April 30, 2013 and October 31, 2012, the accumulated impairment losses included in total goodwill were $71.0 million for our Americas segment, $361.4 million for our EMEA segment, and $5.5 million for our ASPAC segment, excluding the impact of foreign currency fluctuations.

Purchased Intangible Assets

Purchased intangible assets consisted of the following (in thousands):

	April 30, 2013			October 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$690,379	$(136,846)	$553,533	$686,773	$(95,284)	$591,489
Developed and core technology	172,661	(68,315)	104,346	173,545	(46,618)	126,927
Trade name	17,941	(6,313)	11,628	17,707	(4,259)	13,448
Other	3,996	(1,259)	2,737	4,214	(1,270)	2,944
Total	$884,977	$(212,733)	$672,244	$882,239	$(147,431)	$734,808

Amortization of purchased intangible assets was allocated as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2013	2012	2013	2012
Included in cost of net revenues	$11,062	$10,715	$22,123	$19,201
Included in operating expenses	23,122	23,757	47,818	37,372
Total amortization of purchased intangible assets	$34,184	$34,472	$69,941	$56,573

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

Total future amortization expense for purchased intangible assets that have finite lives, based on our existing intangible assets and their current estimated useful lives as of April 30, 2013, is estimated as follows (in thousands):

Fiscal Years Ending October 31:	Cost of Net Revenues	Operating Expenses	Total
Remainder of fiscal year 2013	$22,085	$46,221	$68,306
2014	43,084	91,803	134,887
2015	22,612	90,306	112,918
2016	14,738	85,541	100,279
2017	2,210	59,520	61,730
Thereafter	108	194,016	194,124
Total future amortization expense	$104,837	$567,407	$672,244

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

We recognize the fair value of our outstanding derivative financial instruments at the end of each reporting period as either assets or liabilities on our Condensed Consolidated Balance Sheets. See Note 7, Fair Value Measurements, for a presentation of the fair value of our outstanding derivative instruments as of April 30, 2013 and October 31, 2012.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

The following tables present the amounts of gains and losses on our derivative instruments (in thousands):

	Three Months Ended April 30, 2013			Six Months Ended April 30, 2013
	Net amount of gain (loss) deferred as a component of accumulated other comprehensive income (loss)	Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into net income	Amount of gain (loss) recognized in net income immediately	Net amount of gain (loss) deferred as a component of accumulated other comprehensive income (loss)	Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into net income	Amount of gain (loss) recognized in net income (loss) immediately
Derivatives designated as hedging instruments:
Interest rate swap agreements (1)	$(391)	$(624)	$—	$284	$(1,259)	$—
	(391)	(624)	—	284	(1,259)	—

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts (2)	—	—	1,285	—	—	(1,112)
Equity warrants (2)	—	—	(66)	—	—	(30)
	—	—	1,219	—	—	(1,142)
	$(391)	$(624)	$1,219	$284	$(1,259)	$(1,142)

	Three Months Ended April 30, 2012			Six Months Ended April 30, 2012
	Net amount of gain (loss) deferred as a component of accumulated other comprehensive income (loss)	Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into net income	Amount of gain (loss) recognized in net income (loss) immediately	Net amount of gain (loss) deferred as a component of accumulated other comprehensive income (loss)	Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into net income	Amount of gain (loss) recognized in net income (loss) immediately
Derivatives designated as hedging instruments:
Interest rate swap agreements (1)	$(3,102)	$(207)	$—	$(3,102)	$(207)	$—
	(3,102)	(207)	—	(3,102)	(207)	—

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts (2)	—	—	(1,235)	—	—	(24,391)
Equity warrants (2)	—	—	(98)	—	—	(146)
	—	—	(1,333)	—	—	(24,537)
	$(3,102)	$(207)	$(1,333)	$(3,102)	$(207)	(24,537)

(1)
The effective portion of gains or losses on interest rate swap agreements designated as hedging instruments is recognized in Interest expense on our Condensed Consolidated Statements of Operations. The ineffective portion of such gains or losses is recognized in Other income (expense).

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

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

Interest Rate Swap Agreements Designated as Cash Flow Hedges

We use interest rate swap agreements to hedge the variability in cash flows related to interest rate payments. On March 23, 2012, we entered into a number of interest rate swap agreements to effectively convert $500.0 million of the Term A loan from a floating rate to a 0.71% fixed rate plus applicable margin. The interest rate swaps qualify for hedge accounting treatment as cash flow hedges. The interest rate swaps are effective for the period from March 30, 2012 to March 31, 2015, or 36 months. The notional amounts of interest rate swap agreements outstanding as of April 30, 2013 and October 31, 2012 were $500.0 million.

Foreign Exchange Forward Contracts Not Designated as Hedging Instruments

We primarily utilize foreign exchange forward contracts to offset the risks associated with certain of our foreign currency balance sheet exposures. The foreign exchange forward contracts are arranged and maintained so as to yield gains or losses to offset changes in foreign currency denominated assets or liabilities due to movements in foreign exchange rates, in an attempt to mitigate the volatility associated with foreign currency transaction gains or losses. Our foreign currency exposures are predominantly inter-company receivables and payables arising from product sales from one of our entities to another. Our foreign exchange forward contracts generally mature within 90 days. We do not use these foreign exchange forward contracts for trading purposes. The notional amounts of such contracts outstanding as of April 30, 2013 and October 31, 2012 were $191.2 million and $188.3 million.

During the six months ended April 30, 2012 we incurred a $24.4 million net loss on foreign exchange forward contracts not designated as hedging instruments, which consisted primarily of a $22.5 million foreign currency loss related to the difference between the forward rate on contracts purchased to lock in the U.S. dollar equivalent purchase price for our Point acquisition, and the actual rate on the date of derivative settlement.

Equity Warrants

We hold warrants to purchase 0.5 million shares of Trunkbow International Holdings, Ltd. common stock, which expire October 6, 2015. These warrants are derivative financial instruments, and are reported at fair value.

Note 10. Financings

Borrowings under our financing arrangements consisted of the following (in thousands):

	April 30, 2013	October 31, 2012
2011 Credit Agreement
Term A loan	$967,856	$993,557
Term B loan	98,933	99,763
Revolving loan	210,000	210,000
Point overdraft facility	867	2,340
Other	1,611	1,957
Total borrowings	1,279,267	1,307,617
Less: current portion	(67,054)	(54,916)
Long-term portion	$1,212,213	$1,252,701

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

2011 Credit Agreement

On December 28, 2011, VeriFone, Inc. entered into a credit agreement (the "2011 Credit Agreement"), which initially consisted of a $918.5 million Term A loan, $231.5 million Term B loan, and $350.0 million Revolving loan commitment. On October 15, 2012, VeriFone, Inc. entered into a credit extension amendment to the 2011 Credit Agreement consisting of $109.5 million additional Term A loans and $75.5 million revolving loan commitment increase. The key terms of the 2011 Credit Agreement and additional credit extension amendment are described in Note 12, Financings, in Notes to Consolidated Financial Statements of our 2012 Annual Report on Form 10-K. These key terms include financial maintenance covenants and certain representations, warranties, covenants, and conditions that are customarily required for similar financings. We were in compliance with all financial covenants under the 2011 Credit Agreement as of April 30, 2013.

As of April 30, 2013, we elected the "Eurodollar Rate" margin option for our borrowings under the 2011 Credit Agreement. As such, the interest rate on the Term A and Revolving loan was 2.70%, which was one month LIBOR plus 2.50% margin, and the interest rate on the Term B loan was 4.25%, which was the higher of one month LIBOR or 1.00% plus 3.25% margin. At April 30, 2013, the unused Revolving loan facility's commitment fee was 0.375% and the amount available to draw under the Revolving loan was $215.5 million.

As of April 30, 2013, interest margins are 2.50% for the Term A loan and the Revolving loan, and 3.25% for the Term B loan.

We have outstanding a number of interest rate swap agreements to effectively convert $500.0 million of our Term A loan from a floating rate to a 0.71% fixed rate plus applicable margin. The interest rate swaps qualify for hedge accounting treatment as cash flow hedges and are effective for the period from March 30, 2012 to March 31, 2015 or 36 months.

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

As of April 30, 2012, the equity component of the notes totaled $77.9 million, and the liability component was comprised of $277.3 million principal and $2.1 million unamortized debt discount, or $275.2 million net carrying amount.

During the term of the notes, we paid 1.375% interest per annum on the principal amount of the notes, semi-annually in arrears on June 15 and December 15 of each year, subject to increase in certain circumstances.

A summary of the interest rate and interest expense on the liability component of these notes was as follows (in thousands, except percentages):

	Three Months Ended April 30, 2012	Six Months Ended April 30, 2012
Interest rate on the liability component	7.6%	7.6%

Interest expense related to contractual interest coupon	$945	$1,906
Interest expense related to amortization of debt discount	4,083	8,182
Total interest expense recognized	$5,028	$10,088

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

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

Point Overdraft Facility

Our 51% majority owned subsidiary of Point, Babs Paylink AB, has an unsecured overdraft facility with Swedbank, the 49% stockholder of Babs Paylink AB. The overdraft facility limit is SEK (Swedish Krona) 60.0 million (approximately $9.1 million at the foreign exchange rate as of April 30, 2013). The interest rate is the bank's published rate plus a margin of 2.55%. At April 30, 2013, the interest rate was 3.63%. There is a 0.25% commitment fee payable annually in advance, and the overdraft facility is renewable annually on December 31. As of April 30, 2013, there were SEK 5.7 million (approximately $0.9 million at the foreign exchange rate as of April 30, 2013) outstanding under this overdraft facility, and SEK 54.3 million (approximately $8.2 million at the foreign exchange rate as of April 30, 2013) was available.

Principal Payments

Principal payments due for financings over the next five years are as follows (in thousands):

Years Ending October 31:
2013	$27,326
2014	91,859
2015	103,873
2016	180,935
2017	780,535
Thereafter	94,739
$1,279,267

Note 11. Commitments and Contingencies

Commitments

Leases

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

In connection with our taxi solutions business, we enter into operating lease arrangements for the right to place advertising in or on taxicabs. In general, these lease arrangements are non-cancelable for terms ranging from 3 to 10 years, require us to pay minimum lease amounts based on the type and locations of the advertising displays in or on the taxicabs and are subject to fee escalation clauses. Based upon the number of operational taxicabs with our advertising displays at April 30, 2013, we had total lease commitments of $109.9 million relating to such lease arrangements, which are included in the future minimum lease payments in the table below.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

Future minimum lease payments and sublease rental income under these leases as of April 30, 2013 were as follows (in thousands):

Years Ending October 31:	Minimum Lease Payments	Sublease Rental Income	Net Minimum Lease Payments
2013	$22,636	$(213)	$22,423
2014	36,472	(511)	35,961
2015	29,947	(489)	29,458
2016	23,499	(259)	23,240
2017	21,121	—	21,121
Thereafter	36,037	—	36,037
Total	$169,712	$(1,472)	$168,240

Rent expense consisted of the following (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2013	2012	2013	2012
Rent expense for non-cancelable taxi operating leases	$7,450	$7,112	$15,090	$13,716
Other rent expense	6,960	6,155	13,947	13,264
Total rent expense	$14,410	$13,267	$29,037	$26,980

Manufacturing Agreements

We work on a purchase order basis with our primary electronic manufacturing services providers, which are located in China, Singapore, Malaysia, Brazil, Germany, Romania, and France, and component suppliers located throughout the world, to supply nearly all of our finished goods inventories, spare parts, and accessories. We provide each such supplier with a purchase order to cover the manufacturing requirements, which generally constitutes a binding commitment by us to purchase materials and finished goods produced by the manufacturer as specified in the purchase order. Most of these purchase orders are considered to be non-cancelable and are expected to be paid within one year of the issuance date. As of April 30, 2013, the amount of purchase commitments issued to contract manufacturers and component suppliers totaled approximately $122.7 million. Of this amount, $17.9 million has been recorded in Accruals and other current liabilities in the accompanying Condensed Consolidated Balance Sheets because these commitments are not expected to have future value to us.

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

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

Bank Guarantees

We have issued bank guarantees to certain of our customers and vendors with maturities ranging from two months to six years as required in some countries to support certain performance obligations under our service or other agreements with these customers or vendors. As of April 30, 2013, the maximum amount that may become payable under these guarantees was $6.1 million, of which $1.4 million is collateralized by restricted cash deposits.

Letters of Credit

We provide standby letters of credit in the ordinary course of business to third parties as required for certain transactions. As of April 30, 2013, the maximum amounts that may become payable under these letters of credit was $14.4 million, of which $8.3 million is collateralized by restricted cash deposits.

Contingencies

We evaluate the circumstances regarding outstanding and potential litigation and other contingencies on a quarterly basis to determine whether there is at least a reasonable possibility that a loss exists requiring accrual or disclosure, and if so, whether an estimate of the possible loss or range of loss can be made, or whether such an estimate cannot be made. When a loss is probable and reasonably estimable, we accrue for such amount based on our estimate of the probable loss considering information available at the time. When a loss is reasonably possible, we disclose the estimated possible loss or range of loss in excess of amounts accrued. During the three months ended April 30, 2013, we estimated and recorded additional loss contingency accruals totaling $69.0 million for litigation matters (excluding labor matters), primarily related to the pending securities class action captioned, In re VeriFone Holdings, Inc. Securities Litigation, and the related Israel class action described below. Except as otherwise disclosed below, we did not believe that losses were probable or that there was a reasonable possibility that a material loss may have been incurred with respect to the matters disclosed.

Fire Loss

In July 2012 a fire occurred in one of our repair and staging facilities in Brazil. During the six months ended April 30, 2013, we received $10.6 million of insurance settlements for claims related to the fire. Although final determination of the losses incurred is not yet complete, we expect that the insurance settlements will cover our losses. We do not expect this event to have a material impact on our results of operations or ongoing business operations.

Brazilian Tax Assessments

State Value Added Tax

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 received an unfavorable administrative decision on a tax enforcement action against it filed by the São Paulo State Revenue Department for collection of state sales taxes related to purported sales of software for the 1998 and 1999 tax years. In 2004 an appeal against this unfavorable administrative decision was filed in a judicial proceeding. The first level decision in the judicial proceeding was issued in our favor. The São Paulo State Revenue Department filed an appeal of this decision. The second level administrative decision ordered that the case be returned to the lower court in order to allow the production of further evidence. Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible that we may receive an unfavorable decision in this proceeding. The tax assessment including estimated interest through April 30, 2013 for this matter totals approximately 7.1 million Brazilian reais (approximately $3.6 million at the foreign exchange rate as of April 30, 2013). As of April 30, 2013, we have not accrued for this matter.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

Importation of Goods Assessments

Two of our Brazilian subsidiaries that were acquired as a part of the November 2006 Lipman (Lipman Electronic Engineering Ltd.) acquisition were notified of assessments regarding Brazilian customs penalties that relate to alleged infractions in the importation of goods. The assessments were issued by the Federal Revenue Department in the City of Vitória, the City of São Paulo, and the City of Itajai. In each of these cases, the tax authorities allege that the structure used for the importation of goods was simulated with the objective of evading taxes levied on the importation by under-invoicing the imported goods. The tax authorities allege that the simulation was created through a fraudulent interposition of parties, where the real sellers and buyers of the imported goods were hidden. However, in February 2013, the São Paulo assessment was canceled following a favorable second level decision that was not appealed. Therefore only the Vitória and Itajai assessments remain outstanding.

In the Vitória tax assessment, the fines were reduced from 4.7 million Brazilian reais (approximately $2.3 million at the foreign exchange rate as of April 30, 2013) to 1.5 million Brazilian reais (approximately $0.7 million at the foreign exchange rate as of April 30, 2013) on a first level administrative decision on January 26, 2007. Both the tax authorities and the Company filed appeals of the first level administrative decision. In this appeal, we argued that the tax authorities did not have enough evidence to determine that the import transactions were indeed fraudulent and that, even if there were some irregularities in such importations, they could not be deemed to be our responsibility since all the transactions were performed by the third-party importer of the goods. On June 30, 2010, the Taxpayers Administrative Council of Tax Appeals decided to reinstate the original claim amount of 4.7 million Brazilian reais (approximately $2.3 million at the foreign exchange rate as of April 30, 2013) against us. On February 27, 2013, the Taxpayers Administrative Council of Tax Appeals issued its formal ruling reinstating the original claim amount. On May 31, 2013, we filed a motion to clarify such ruling, which is pending a decision. Based on our current understanding of the underlying facts of this matter, we believe that it is probable that our Brazilian subsidiary will be required to pay some amount of fines. Accordingly, at April 30, 2013, we have accrued 4.7 million Brazilian reais (approximately $2.3 million at the foreign exchange rate as of April 30, 2013) for this matter, plus approximately 3.5 million Brazilian reais (approximately $1.7 million at the foreign exchange rate as of April 30, 2013) for estimated interest.

On January 18, 2008, we were notified of a first level administrative decision rendered in the Itajai assessment, which maintained the total fine of 2.0 million Brazilian reais (approximately $1.0 million at the foreign exchange rate as of April 30, 2013) as imposed, excluding interest. On May 27, 2008, we appealed the first level administrative decision to the Taxpayers Council. This matter is currently pending second level decision. Based on our current understanding of the underlying facts of this matter, we believe that it is probable that our Brazilian subsidiary will be required to pay some amount of fines. Accordingly, at April 30, 2013, we have accrued 2.0 million Brazilian reais (approximately $1.0 million at the foreign exchange rate as of April 30, 2013) for this matter, plus approximately 1.8 million Brazilian reais (approximately $0.9 million at the foreign exchange rate as of April 30, 2013) for estimated interest.

Municipality Tax on Services Assessment

In December 2009, one of the Brazilian subsidiaries that was acquired as part of the Lipman acquisition was notified of a tax assessment regarding alleged nonpayment of tax on services rendered for the period from September 2004 to December 2004. This assessment was issued by the municipality of São Paulo (the "municipality"), and asserts a services tax deficiency and related penalties totaling 0.9 million Brazilian reais (approximately $0.4 million at the foreign exchange rate as of April 30, 2013), excluding interest. The municipality claims that the Brazilian subsidiary rendered certain services within the municipality of São Paulo but simulated that those services were rendered in another city. At the end of December 2010 the municipality issued further tax assessments alleging the same claims for 2005 through June 2007. These additional subsequent claims assert services tax deficiencies and related penalties totaling 5.9 million Brazilian reais (approximately $2.9 million at the foreign exchange rate as of April 30, 2013), excluding interest. We received unfavorable decisions from the administrative courts, which ruled to maintain the tax assessments for each of these matters. No further grounds of appeal are available to us for these assessments within the administrative courts. In October 2012, as a result of the decision at the administrative level, the tax authorities filed an enforcement action in the civil courts to collect on the services tax assessments amounts awarded by the administrative court, and seeking other related costs and fees. On March 6, 2013, we filed our defensive claims in the civil courts in response to the tax authorities' enforcement action. In February 2013 the tax authorities filed an additional enforcement action in the civil courts to collect on the penalties related to the services tax assessments amounts awarded by the administrative courts. Based on our understanding of the underlying facts of this matter and our evaluation of the potential outcome at the judicial level, we believe it is reasonably possible that our Brazilian subsidiary will be required to pay some amount of the alleged tax assessments and penalties, as well as amounts of interest and certain costs and fees imposed by the court, related to these matters.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 received an unfavorable administrative decision on a tax enforcement action against it filed by the municipality of Curitiba for collection of alleged services tax deficiency. An appeal against this unfavorable administrative decision was filed in a judicial proceeding and currently the case is pending the municipality of Curitiba's compliance with the writ of summons. As of April 30, 2013, the underlying assessment, including estimated interest, was approximately 6.4 million Brazilian reais (approximately $3.2 million at the foreign exchange rate as of April 30, 2013). Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible that we may receive an unfavorable decision in this proceeding. As of April 30, 2013, we have not accrued for this matter.

Brazilian Federal Tax Assessments

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 is the subject of outstanding tax assessments by the federal tax authorities alleging unpaid IRPJ, CSL, COFINS and PIS taxes from 2002 and 2003. Three of the four claims for the 2002 assessments were previously settled prior to our acquisition of Hypercom. The first level administrative court issued an unfavorable decision for the remaining claim related to the 2002 tax assessments, which we have appealed to the Administrative Tax Appeals Council. This claim is currently pending judgment by the Administrative Tax Appeals Council. We received a partially favorable ruling with respect to the 2003 tax assessments. Our appeal of the partial unfavorable ruling for the 2003 assessments is currently pending decision in the civil courts. Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible we may receive an unfavorable decision related to these proceedings. The outstanding tax assessments for these proceedings total 11.3 million Brazilian reais (approximately $5.6 million at the foreign exchange rate as of April 30, 2013), including estimated penalties and interest as of April 30, 2013.

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

Based on our assessment and the status of this case as described above, we have accrued an estimated loss through April 30, 2013, including estimated pre-judgment interest and potential ongoing royalties, totaling $19.4 million as of April 30, 2013 related to this ongoing litigation. Our estimate of pre-judgment interest applies a rate of 4.12% which represents the seven year Treasury rate as of August 23, 2005, the date of the relevant hypothetical negotiation of the underlying claim.

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

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

Class Action and Derivative Lawsuits

In re VeriFone Holdings, Inc. Securities Litigation

On or after December 4, 2007, several securities class action claims were filed against us and certain of our officers, former officers, and a former director. These lawsuits were consolidated in the U.S. District Court for the Northern District of California and are currently captioned as In re VeriFone Holdings, Inc. Securities Litigation, C 07-6140 MHP. The original actions were: Eichenholtz v. VeriFone Holdings, Inc. et al., C 07-6140 EMC; Lien v. VeriFone Holdings, Inc. et al., C 07-6195 JSW; Vaughn et al. v. VeriFone Holdings, Inc. et al., C 07-6197 VRW (Plaintiffs voluntarily dismissed this complaint on March 7, 2008); Feldman et al. v. VeriFone Holdings, Inc. et al., C 07-6218 MMC; Cerini v. VeriFone Holdings, Inc. et al., C 07-6228 SC; Westend Capital Management LLC v. VeriFone Holdings, Inc. et al., C 07-6237 MMC; Hill v. VeriFone Holdings, Inc. et al., C 07-6238 MHP; Offutt v. VeriFone Holdings, Inc. et al., C 07-6241 JSW; Feitel v. VeriFone Holdings, Inc., et al., C 08-0118 CW. On August 22, 2008, the court appointed plaintiff National Elevator Fund lead plaintiff and its attorneys lead counsel. Lead plaintiff filed its consolidated amended class action complaint on October 31, 2008, which asserts claims under the Securities Exchange Act Sections 10(b), 20(a), and 20A and SEC Rule 10b-5 for securities fraud and control person liability against us and certain of our current and former officers and directors, based on allegations that we and the individual defendants made false or misleading public statements regarding our business and operations during the putative class periods and seeks unspecified monetary damages and other relief. We filed our motion to dismiss on December 31, 2008. The court granted our motion on May 26, 2009 and dismissed the consolidated amended class action complaint with leave to amend within 30 days of the ruling. The proceedings were stayed pending a mediation held in October 2009 at which time the parties failed to reach a mutually agreeable settlement. Lead plaintiff's first amended complaint was filed on December 3, 2009 followed by a second amended complaint filed on January 19, 2010. We filed a motion to dismiss the second amended complaint and the hearing on our motion was held on May 17, 2010. In July 2010, prior to any court ruling on our motion, lead plaintiff filed a motion for leave to file a third amended complaint on the basis that it had newly discovered evidence. Pursuant to a briefing schedule issued by the court we submitted our motion to dismiss the third amended complaint and lead plaintiff filed its opposition, following which the court took the matter under submission without further hearing. On March 8, 2011, the court ruled in our favor and dismissed the consolidated securities class action without leave to amend. On April 5, 2011, lead plaintiff filed its notice of appeal of the district court's ruling to the U.S. Court of Appeals for the Ninth Circuit. On June 24 and June 27, 2011, lead plaintiff dismissed its appeal as against defendants Paul Periolat, William Atkinson, and Craig Bondy. Lead plaintiff filed its opening brief on appeal on July 28, 2011. We filed our answering brief on September 28, 2011 and lead plaintiff filed its reply brief on October 31, 2011. A hearing on oral arguments for this appeal was held before a judicial panel of the Ninth Circuit on May 17, 2012. On December 21, 2012, the Ninth Circuit issued its opinion reversing the district court's dismissal of the consolidated shareholder securities class actions against us and certain of our officers and directors, with the exception of the dismissal of lead plaintiff's claims under Section 20(a) of the Securities and Exchange Act, which the Ninth Circuit affirmed. On January 4, 2013, we filed a petition for en banc rehearing with the Ninth Circuit. On January 30, 2013, the Ninth Circuit denied the petition for rehearing. On February 8, 2013, the Ninth Circuit issued a mandate returning this case to the U.S. District Court for the Northern District of California for further proceeding on lead plaintiff's claims, except for the dismissed Section 20(a) claim. The parties recently held two mediation sessions and have determined to continue further settlement discussions under confidential mediation for possible settlement of this action and the claims in the related Israel class action described below. During the three months ended April 30, 2013, based on the settlement discussions held in the course of confidential mediation, we recorded an accrual for amounts estimated to be our probable loss above expected insurance coverage. The U.S. District Court for the Northern District of California has scheduled a case management conference for June 27, 2013.

In re VeriFone Holdings, Inc. Shareholder Derivative Litigation Proceedings

Beginning on December 13, 2007, several actions were also filed against certain current and former directors and officers derivatively on our behalf. These derivative lawsuits were filed in: (1) the U.S. District Court for the Northern District of California, as In re VeriFone Holdings, Inc. Shareholder Derivative Litigation, Lead Case No. C 07-6347 MHP, which consolidates King v. Bergeron, et al. (Case No. 07-CV-6347), Hilborn v. VeriFone Holdings, Inc., et al. (Case No. 08-CV-1132), Patel v. Bergeron, et al. (Case No. 08-CV-1133), and Lemmond, et al. v. VeriFone Holdings, Inc., et al. (Case No. 08-CV-1301); and (2) California Superior Court, Santa Clara County, as In re VeriFone Holdings, Inc. Derivative Litigation, Lead Case No. 1-07-CV-100980, which consolidates Catholic Medical Mission Board v. Bergeron, et al. (Case No. 1-07-CV-100980) and Carpel v. Bergeron, et al. (Case No. 1-07-CV-101449). We prevailed in our motion to dismiss the federal derivative claims before the U.S. District Court for the Northern District of California and, on November 28, 2011, in ruling on lead plaintiff's appeal against the district court's judgment dismissing lead plaintiff's derivative claims, the Ninth Circuit issued judgment affirming the dismissal of lead plaintiff's complaint against us. Lead plaintiff did not appeal the Ninth Circuit's judgment and the federal derivative action is now closed.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

On October 31, 2008, the state derivative plaintiffs filed their consolidated derivative complaint in California Superior Court for the County of Santa Clara naming us as a nominal defendant and bringing claims for insider selling, breach of fiduciary duty, unjust enrichment, waste of corporate assets and aiding and abetting breach of fiduciary duty against certain of our current and former officers and directors and our largest stockholder as of October 31, 2008, GTCR Golder Rauner LLC. On February 18, 2009, plaintiff Catholic Medical Mission Board voluntarily dismissed itself from the action. In November 2008, we filed a motion to stay the state court action pending resolution of the parallel federal actions, and the parties agreed by stipulation to delay briefing on the motion to stay until after the issue of demand futility was resolved in the federal derivative case. On June 2, 2011, the court entered a stipulated order requiring the parties to submit a case status report on August 1, 2011 and periodically thereafter. The parties submitted status reports to the court through February 1, 2013 as requested by the court. On January 30, 2013, counsel for plaintiff informed us that Mr. Carpel, the nominal plaintiff, had sold his shares in the company and therefore no longer had standing to maintain a derivative action against us. On February 15, 2013, plaintiff filed a motion for leave to publish notice to our stockholders seeking a new nominal plaintiff. On May 10, 2013, the court adopted its tentative order granting the motion to publish notice, which was formally entered on May 17, 2013. Under the terms of the order, the parties were ordered to publish notice of the potential dismissal of the action and any qualifying shareholder who wishes to intervene must notify the court within ninety days from the formal entry of the order. Otherwise, the action will be dismissed.

Israel Class Action

On January 27, 2008, a class action complaint was filed against us in the Central District Court in Tel Aviv, Israel on behalf of purchasers of our stock on the Tel Aviv Stock Exchange. The complaint seeks compensation for damages allegedly incurred by the class of plaintiffs due to the publication of erroneous financial reports. We filed a motion to stay the action, in light of the proceedings already filed in the United States, on March 31, 2008. A hearing on the motion was held on May 25, 2008. Further briefing in support of the stay motion, specifically with regard to the threshold issue of applicable law, was submitted on June 24, 2008. On September 11, 2008, the Israeli District Court ruled in our favor, holding that U.S. law would apply in determining our liability. On October 7, 2008, plaintiffs filed a motion for leave to appeal the Israeli District Court's ruling to the Israeli Supreme Court. Our response to plaintiffs' appeal motion was filed on January 18, 2009. The Israeli District Court has stayed its proceedings until the Israeli Supreme Court rules on plaintiffs' motion for leave to appeal. On January 27, 2010, after a hearing before the Israeli Supreme Court, the court dismissed the plaintiffs' motion for leave to appeal and addressed the case back to the Israeli District Court. The Israeli Supreme Court instructed the Israeli District Court to rule whether the Israel class action should be stayed, under the assumption that the applicable law is U.S. law. Plaintiffs subsequently filed an application for reconsideration of the Israeli District Court's ruling that U.S. law is the applicable law. Following a hearing on plaintiffs' application, on April 12, 2010, the parties agreed to stay the proceedings pending resolution of the U.S. securities class action, without prejudice to plaintiffs' right to appeal the Israeli District Court's decision regarding the applicable law to the Israeli Supreme Court. On May 25, 2010, plaintiff filed a motion for leave to appeal the decision regarding the applicable law with the Israeli Supreme Court. In August 2010, plaintiff filed an application to the Israeli Supreme Court arguing that the U.S. Supreme Court's decision in Morrison et al. v. National Australia Bank Ltd., 561 U.S. __, 130 S. Ct. 2869 (2010), may affect the outcome of the appeal currently pending before the Court and requesting that this authority be added to the Court's record. Plaintiff concurrently filed an application with the Israeli District Court asking that court to reverse its decision regarding the applicability of U.S. law to the Israel class action, as well as to cancel its decision to stay the Israeli proceedings in favor of the U.S. class action in light of the U.S. Supreme Court's decision in Morrison. On August 25, 2011, the Israeli District Court issued a decision denying plaintiff's application and reaffirming its ruling that the law applicable to the Israel class action is U.S. law. The Israeli District Court also ordered that further proceedings in the case be stayed pending the decision on appeal in the U.S. class action.

On November 13, 2011, plaintiff filed an amended application for leave to appeal addressing the Israeli District Court's ruling. VeriFone filed an amended response on December 28, 2011. On January 1, 2012, the Israeli Supreme Court ordered consideration of the application by three justices. On July 2, 2012, the Israeli Supreme Court ordered VeriFone to file an updated notice on the status of the proceedings in the U.S. securities class action then pending in the U.S. Court of Appeals for the Ninth Circuit by October 1, 2012. On October 11, 2012, VeriFone filed an updated status notice in the Israeli Supreme Court on the proceedings in the U.S. securities class action pending at the time in the U.S. Court of Appeals for the Ninth Circuit. On January 9, 2013, the Israeli Supreme Court held a further hearing on the status of the appeal in the U.S. Court of Appeals for the Ninth Circuit and recommended that the parties meet and confer regarding the inclusion of the Israeli plaintiffs in the federal class action pending in the U.S. On February 10, 2013, the Israeli Supreme Court issued an order staying the case pursuant to the joint notice submitted to the court by the parties on February 4, 2013.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

Sanders v. VeriFone Systems, Inc. et al.

On March 7, 2013, a putative securities class action was filed in the U.S. District Court for the Northern District of California against us and certain of our current and former officers alleging claims in connection with our February 20, 2013 announcement of preliminary financial results for the fiscal quarter ended January 31, 2013. The action, captioned Sanders v. VeriFone Systems, Inc. et al., Case No. C 13-1038, is brought on behalf of a putative class of purchasers of VeriFone securities between December 14, 2011 and February 19, 2013 and asserts claims under the Securities Exchange Act Sections 10(b) and 20(a) and SEC Rule 10b-5 for securities fraud and control person liability. The claims are brought against us and certain of our current and former officers, and are based on allegations that we and the individual defendants made false or misleading public statements regarding our business, operations, and financial controls during the putative class period. The complaint seeks unspecified monetary damages and other relief. Two additional class actions related to the same matter (Laborers Local 235 Benefit Finds v. VeriFone Systems, Inc. et al., Case No. CV 13-1676 and Bland v. VeriFone Systems, Inc. et al., Case No. CV 13-1853) were filed in April 2013. On May 6, 2013, several putative plaintiffs and plaintiffs' law firms filed motions to consolidate these three securities class actions and requesting appointment as lead plaintiff and lead counsel, respectively. The hearing on the lead plaintiff and lead counsel motions is set for September 20, 2013.

Dolled v. Bergeron et al.

On April 19, 2013, a derivative action, Dolled v. Bergeron et al., Case No. 113-CV-245056, was filed in Superior Court of California, County of Santa Clara in connection with our February 20, 2013 announcement of preliminary financial results for the fiscal quarter ended January 31, 2013. The action, brought derivatively on behalf of VeriFone, names VeriFone as a nominal defendant and brings claims for insider selling, breach of fiduciary duty, and unjust enrichment variously against Douglas Bergeron, Robert Dykes, Marc Rothman, Charles Rinehart, and our current directors. The complaint seeks unspecified monetary damages, restitution and disgorgement of profits and compensation paid to defendants, injunctive relief directing us to reform its corporate governance, and payment of the plaintiff's costs and attorneys' fees. On May 30, 2013, the court entered the parties' stipulation and proposed order, which appointed plaintiff and plaintiff's counsel as lead plaintiff and lead counsel, respectively, in the consolidated action, captioned In re VeriFone Systems, Inc. Derivative Litigation, and which set a case management conference for October 4, 2013.

Zoumboulakis v. McGinn et al.

On May 24, 2013, a federal derivative action, Zoumboulakis v. McGinn et al., Case No. 13-CV-02379, was filed in the U.S. District Court for the Northern District of California against certain current and former directors and officers derivatively on our behalf. The complaint, which names us as a nominal defendant, alleges breach of fiduciary duty and abuse of control and asserts claims under Section 14(a) of the Securities Exchange Act of 1934 for false or misleading financial statements and proxy statement disclosures. The complaint seeks unspecified monetary damages, including exemplary damages, restitution from defendants, injunctive relief directing us to make certain corporate governance reforms, and payment of the plaintiff's costs and attorneys' fees.

If any of these class action or derivative lawsuits are resolved adversely to us, this could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Other Litigation

After termination of their services, several former contractors of one of our Brazilian subsidiaries filed individual lawsuits in the Labor Court of São Paulo against the subsidiary alleging an employer-employee relationship and wrongful termination, and claiming, among other damages, statutorily-imposed salaries, vacations, severance and bonus amounts, social contributions and penalties and moral damages. In October 2012, we received a partially unfavorable judgment for one of these lawsuits, with the court ruling that an employer-employee relationship existed. Both we and the plaintiff have appealed this first level administrative ruling. In March 2013, we received a partially favorable ruling with respect to such appeal, and we have appealed the unfavorable portions of this ruling. In October 2012, without admitting any wrongdoing or violation of law, we settled one of these lawsuits for a cash payment. The amount of this settlement is not material to our results of operations and has been recorded in our results of operations for the fiscal year ended October 31, 2012. We recently agreed, without admitting any wrongdoing or violation of law, to a settlement with the plaintiff of another of these lawsuits. The settlement agreement requires court approval, which we have not received. The amount of this proposed settlement is not material to our results of operations and has been recorded in our results of operations for the three months ended April 30, 2013. While the plaintiffs in these proceedings have made similar allegations, some of these lawsuits are in the earlier stage of proceedings with some not having reached the discovery stage. Our

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

evaluation of these proceedings with Brazilian labor counsel is ongoing, and we intend to vigorously defend these actions. Based on our review and understanding of the available facts and circumstances related to these matters and applicable Brazilian labor laws, we believe that it is probable that we may not prevail as to one or more of these claims against us. As of April 30, 2013, we have accrued 4.1 million Brazilian reais (approximately $2.1 million at the foreign exchange rate as of April 30, 2013), including estimated accrued interest, in Sales and marketing operating expenses, based on our current assessment of these matters.

Certain of the foregoing cases are still in the preliminary stages, and we are not able to quantify the extent of our potential liability, if any. Further, the outcome of litigation is inherently unpredictable and subject to significant uncertainties. If any of these matters are resolved adversely to us, this could have a material adverse effect on our business, financial condition, results of operations, and cash flows. In addition, defending these legal proceedings is likely to be costly, which may have a material adverse effect on our financial condition, results of operations and cash flows, and may divert management's attention from the day-to-day operations of our business. We are subject to various other legal proceedings related to commercial, customer, and employment matters that have arisen during the ordinary course of business, including a number of pending labor-related claims that arose in the ordinary course of business against the Hypercom Brazilian subsidiary prior to our acquisition of Hypercom. The outcome of such legal proceedings is inherently unpredictable and subject to significant uncertainties. Although there can be no assurance as to the ultimate disposition of these matters, our management has determined, based upon the information available at the date of these financial statements, including expected availability of insurance coverage, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Export Control Matters

As disclosed in Part II Item 5, Other Information of our Quarterly Report on Form 10-Q for our fiscal quarter ended January 31, 2013, we previously discovered certain unauthorized activities which may potentially constitute violations of U.S. export control laws and regulations that prohibit the shipment of our products and the provision of our services to countries, governments and persons targeted by U.S. sanctions. In connection with our discoveries we have made a voluntary disclosure to the U.S. Department of Treasury's Office of Foreign Assets Control (“OFAC”) regarding these potential violations. This voluntary disclosure process with OFAC is in the initial stages and we cannot predict whether or when OFAC would review this matter or what enforcement action, if any, it may take. If we were found to be in violation of U.S. sanctions or export control laws, it could result in fines or penalties for us, which could harm our results of operations.

Income Tax Uncertainties

As of April 30, 2013, the amount payable for unrecognized tax benefits was $54.8 million, including accrued interest and penalties, none of which is expected to be paid within one year. This amount is included in Other long-term liabilities in our Condensed Consolidated Balance Sheets as of April 30, 2013. We are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. We believe that it is reasonably possible that there could be a reduction in unrecognized tax benefits due to statute of limitations expirations in multiple tax jurisdictions during the next 12 months of approximately $1.5 million.

Note 12. Stockholders’ Equity

Common and Preferred Stock

We have 200.0 million authorized shares of common stock at $0.01 per share par value. There were 108.5 million and 107.9 million shares of common stock outstanding as of April 30, 2013 and October 31, 2012.

We have 10.0 million authorized shares of preferred stock at $0.01 per share par value. There were no shares of preferred stock outstanding as of April 30, 2013 and October 31, 2012.

We have 0.1 million shares of treasury stock as of April 30, 2013 and October 31, 2012.

Warrants to purchase 7.2 million shares of our common stock at an exercise price of $62.356 per share were outstanding at April 30, 2013 and 2012. The warrants were sold in connection with the offering of our 1.375% senior convertible notes. The warrants expire in equal share amounts on each trading day from December 19, 2013 to February 3, 2014.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive loss consisted of the following (in thousands):

	April 30, 2013	October 31, 2012
Foreign currency translation adjustments	$(24,519)	$(28,057)
Unrealized gain on marketable equity investment	157	—
Unrealized loss on derivatives designated as cash flow hedges, net of tax	(1,990)	(2,674)
Adjustments of pension plan obligations	(1,805)	(1,659)
Accumulated other comprehensive loss	$(28,157)	$(32,390)

Note 13. Segment and Geographic Information

Segment Information

Our operating segments are Americas, EMEA, and ASPAC. The chief operating decision maker evaluates the performance of our operating segments based on net revenues and operating income (loss). We do not separately evaluate assets by segment, and therefore assets by segment are not presented below. Net revenues and operating income (loss) of each segment reflect net revenues and expenses that are directly attributable to that segment. Net revenues and expenses not allocated to segment net revenues and segment operating income (loss) include amortization of purchased intangible assets, increase to fair value (step-up) of inventory at acquisition, fair value decrease (step-down) in deferred revenue at acquisition, certain inventory reserves, asset impairments, stock-based compensation, and acquisition, integration and restructuring costs, as well as corporate research and development, marketing, and administrative expenses.

The following table sets forth net revenues for our reportable segments and reconciles segment net revenues to total net revenues (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2013	2012	2013	2012
Segment net revenues:
Americas	$207,375	$225,410	$413,128	$445,664
EMEA	172,719	205,073	345,603	364,076
ASPAC	49,654	48,881	100,671	94,824
Total segment net revenues	429,748	479,364	859,402	904,564
Net revenues not allocated to segment net revenues:
Amortization of step-down in deferred revenue at acquisition	(961)	(7,346)	(2,396)	(13,022)
Other net revenues not allocated to segments	(2,500)	—	(1,972)	—
Total net revenues	$426,287	$472,018	$855,034	$891,542

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

The following table sets forth operating income for our reportable segments and reconciles segment operating income to consolidated operating income (loss) (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2013	2012	2013	2012
Operating income by segment:
Americas	$54,537	$74,099	$117,497	$144,904
EMEA	43,035	58,432	94,602	102,200
ASPAC	9,572	12,932	19,398	24,047
Total segment operating income	107,144	145,463	231,497	271,151
Net revenues and expenses not allocated to segment operating income:
Net revenues not allocated to segment net revenues	(3,461)	(7,346)	(4,368)	(13,022)
Amortization of purchased intangible assets	(34,184)	(34,472)	(69,941)	(56,573)
Stock-based compensation expense	(10,030)	(11,023)	(22,388)	(21,727)
Litigation loss contingency expense	(69,000)	(17,632)	(69,000)	(17,632)
Asset Impairment	(6,763)	—	(6,763)	—
Other expenses not allocated to segments	(53,275)	(56,906)	(106,871)	(122,193)
Total operating income	$(69,569)	$18,084	$(47,834)	$40,004

Our goodwill by reportable segment was as follows (in thousands):

	April 30, 2013	October 31, 2012
Americas	$192,942	$190,516
EMEA	926,928	926,743
ASPAC	66,293	62,122
Total goodwill	$1,186,163	$1,179,381

Geographic Information

Our net revenues by country with net revenues over 10% of total net revenues were as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2013	2012	2013	2012
United States	$117,933	$122,896	$246,491	$239,124
Brazil	47,600	50,747	81,518	111,863
Other countries	260,754	298,375	527,025	540,555
Total net revenues	$426,287	$472,018	$855,034	$891,542

Net revenues are allocated to the geographic regions based on the shipping destination or service delivery location of customer orders.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

Note 14. Related-Party Transactions

For the three months ended April 30, 2013 and 2012, we recorded $2.0 million and $2.9 million of net revenues from certain companies of which one of the members of their board of directors also serves on our board of directors. For the six months ended April 30, 2013 and 2012, we recorded $7.3 million and $5.2 million of net revenues from certain companies of which one of the members of their board of directors also serve on our board of directors. As of April 30, 2013 and October 31, 2012, we had outstanding accounts receivable balances of $1.0 million and $3.7 million related to those certain companies.

Our 51% majority owned subsidiary of Point, Babs Paylink AB, has an unsecured overdraft facility with Swedbank, the 49% stockholder of Babs Paylink AB. As of April 30, 2013, there were SEK 5.7 million (approximately $0.9 million at the foreign exchange rate as of April 30, 2013) outstanding under this overdraft facility, and SEK 54.3 million (approximately $8.2 million at the foreign exchange rate as of April 30, 2013) was available. See Note 10, Financings, for further information on the Point Overdraft Facility. In addition, in the normal course of business, we have other immaterial transactions with Swedbank.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our consolidated financial statements and related notes included in our 2012 Annual Report on Form 10-K and the unaudited Condensed Consolidated Financial Statements and Notes thereto included in Part I, Item I of this Quarterly Report on Form 10-Q. Unless required by law, we expressly disclaim any obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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
Our MD&A (Management's Discussion and Analysis of Financial Condition and Results of Operations) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:

Overview: Discussion of our business and overall financial results and other highlights related to our results of operations for the periods presented.

Results of Operations:

•
Consolidated Results of Operations: An analysis and discussion of our financial results comparing our consolidated results of operations for the three months ended April 30, 2013 to the three months ended April 30, 2012, and the six months ended April 30, 2013 to the six months ended April 30, 2012.

•
Segment Results of Operations: An analysis and discussion of our financial results comparing the results of operations for each of our three reportable segments, Americas, EMEA and ASPAC, for the three months ended April 30, 2013 to the three months ended April 30, 2012, and the six months ended April 30, 2013 to the six months ended April 30, 2012.

Financial Outlook: A discussion of our expectations regarding certain trends that may affect our financial condition and results of operations.

Liquidity and Capital Resources: An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

Contractual Obligations and Off-Balance-Sheet Arrangements: Disclosures related to our contractual obligations, contingent liabilities, commitments and off-balance-sheet arrangements, as of April 30, 2013, including expected payment schedules.

Critical Accounting Policies and Estimates: A discussion of the accounting policies and estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts, as well as recent accounting pronouncements that have had or are expected to have a material impact on our results of operations.

Overview

We are a leading global provider of payment solutions that enable secure electronic payment transactions and value-added services at the POS (point of sale). We offer electronic payment systems that allow merchants to process electronic payment transactions at the POS and enable communication with payment processors for authorization and settlement. Our electronic payment systems are available in multiple form factors that serve many specific retail environments and we offer modular configurations, providing our customers flexibility to support a variety of payment schemes, with value added services and connectivity options, including various wired and wireless network and Internet connectivity infrastructures deployed globally. We provide merchant-operated, consumer-facing, and self-service solutions.

We also offer services that complement and support the efficient and effective operation of our System solutions, and provide infrastructure to enable electronic payments using our System solutions. These services are an increasingly important part of our business. Our traditional services span different aspects of the payments ecosystem, including equipment repair and maintenance, gateway processing, remote terminal management, software post-contract support, customized application development, helpdesk, customer service, warehousing and encryption or tokenization. Our full service solutions include an "All-In-One" payment solution (also referred to as "Payment-as-a-Service"), as well as end-to-end estate management services. In addition, we offer services related to electronic payments using our System solutions for specific markets, such as our GlobalBay mobile retailing software, LIFT Retail services deployed at gas stations and convenience stores, and VNET (VeriFone digital network), which utilizes media enabled equipment to display digital content in taxis and at gas station petroleum dispensers. We also offer our customers technical support for our installed payment systems, consulting and project management services for system deployment, and customization of integrated software solutions.

Our industry's growth continues to be driven by the long-term shift from cash to cashless transactions and the increasing demand for payment security. This shift is accompanied by an increasing mobility of payment systems, a growing emphasis on contactless payments, the emergence of payments initiated by consumers through mobile wallets, the development of self-service payment systems, the growth of media-enabled payment solutions, and continued focus on security to reduce fraud and identity theft. We believe that these trends will continue to drive demand for electronic payment systems, but also increase the competitiveness of the markets in which we operate. Furthermore, the electronic payment systems market is characterized by changing technologies, evolving industry standards, government regulations and increased desire for additional functionality, premium services, mobility, and security. We believe these market characteristics create opportunities for growth, including for our Services, but will require us to invest in research and development and can also introduce volatility into our business because of evolving demand and requirements.

We anticipate growth in our industry over the next several years driven by terminal upgrade cycles, merchant purchases of more advanced systems in connection with the adoption of new technologies, such as NFC (near field communications) and other technologies that enable payments via mobile devices at the POS, and by customers making purchases to meet compliance with security standards or government requirements. However, our net revenues can vary significantly when larger customers or distributors cancel or delay orders due to budget concerns and regulatory, certification or other requirements. In recent periods, including the three months ended April 30, 2013, we have experienced declines in net revenues based on the delayed timing of our product releases, particularly in markets awaiting new technology and in countries that require lengthy certification processes, that in some cases have resulted in lost orders to competitors. We expect the timing and amount of our overall revenues to continue to be impacted by factors such as our ability to timely meet market demand for new product releases and certifications, the timing of customer payment initiatives (particularly by our large customers), increased competition and continued uncertain economic conditions in some regions. Additionally, in the Middle East and Africa region, we are experiencing lower net revenues as we work to transition our change in the mix of our distributors in that region.

As a result of new Company leadership and related changes in the structure of our internal organization, which occurred in the three months ended April 30, 2013, we have realigned our operating segments effective February 1, 2013. We determined our operating segments based on the discrete financial information used by our Interim Chief Executive Officer, who is our chief operating decision maker, to assess performance, allocate resources, and make decisions regarding our operations. Under our current operational structure, we operate in three business segments: Americas, EMEA, and ASPAC. Our Americas segment is defined as our operations in North America, South America, Central America, and the Caribbean. Our EMEA segment is defined as our operations in Europe, the Middle East, and Africa. Our ASPAC segment consists of our operations in Asia, Australia, New Zealand, and other Asia Pacific Rim countries. Our reportable segments are the same as our operating segments. Our reporting units did not change. All prior period amounts reported by segment have been reclassified to conform to the current period presentation.

Financial Results Summary

Overall Results Summary

•
Our net revenues for the three months ended April 30, 2013 were $426.3 million, a decrease of 9.7% year-over-year, primarily due to lower customer orders as a result of the delayed timing of new product releases and certifications, increased competition and the timing of customer payment initiatives.

•
We had a $57.0 million consolidated net loss in the three months ended April 30, 2013, which includes the impact of a $69.0 million litigation loss contingency expense related to legal matters, primarily the pending securities class action that commenced in fiscal year 2008.

•	Cash provided from operations for the six months ended April 30, 2013 totaled $132.6 million, as we focused on cash management, including improved collections.

Segment Results Summary

•
Americas net revenues for the three months ended April 30, 2013 decreased $18.0 million, or 8.0%, year-over-year and operating income decreased $19.6 million, or 26.4%, year-over-year primarily due to lower customer orders as a result of the timing of new product releases and certifications and the timing of customer payment initiatives.

•
EMEA net revenues for the three months ended April 30, 2013 decreased $32.4 million, or 15.8%, year-over-year and operating income decreased $15.4 million, or 26.4%, year-over-year primarily due to our recent adjustment to the mix of distributors used for the Middle East and Africa region, which has slowed growth, increased competition in some markets, and lower customer orders in markets that await new product releases and certifications.

•
ASPAC net revenues for the three months ended April 30, 2013 increased $0.8 million, or 1.6%, year-over-year and operating income decreased $3.4 million, or 26.0%, year-over-year, primarily due to growth in certain markets and increased spend to support continued growth and expansion.

Net revenues and operating income (loss) of each segment reflect net revenues and expenses that are attributable to that segment. Net revenues and expenses not allocated to segment net revenues and segment operating income (loss) include amortization of purchased intangible assets, increase to fair value (step-up) of inventory at acquisition, fair value decrease (step-down) in deferred revenue at acquisition, certain inventory reserves, asset impairments, stock-based compensation, and acquisition, integration and restructuring costs, as well as corporate research and development, marketing, and administrative expenses.

Significant Matters

Point Acquisition

On December 30, 2011, we completed our acquisition of Point, which operates entirely in the EMEA segment. We acquired Point to, among other things, provide a broader set of product and service offerings to customers globally, including expansion in the Northern European markets. Point contributed approximately $41.9 million of additional net revenues in the first quarter of fiscal 2013 compared to 2012, because they were part of our operations for the full quarter in fiscal 2013.

EFTPOS New Zealand Limited Acquisition

On May 31, 2013, we acquired all the outstanding shares of ENZ (EFTPOS New Zealand Limited), which holds the switching and terminal business of ANZ Bank New Zealand Limited, for approximately 70.0 million New Zealand dollars (approximately $55.6 million at the foreign exchange rate as of May 31, 2013). We anticipate that this acquisition, along with our recent acquisition of Sektor, will provide us with the software, services infrastructure and distribution resources necessary to serve New Zealand with both electronic payment solutions and managed services. The results of operations of ENZ will be included in our financial results effective May 31, 2013.

Legal Contingencies

During the three months ended April 30, 2013, we estimated and recorded loss contingency accruals totaling $69.0 million related to litigation matters (excluding labor matters), primarily related to the pending securities class action captioned, In re VeriFone Holdings, Inc. Securities Litigation, and the related Israel class action. Such amounts are presented as Accrued legal loss contingencies within Accruals and other current liabilities in our Condensed Consolidated Balance Sheets as of April 30, 2013. See Note 11, Commitments and Contingencies for disclosures related to our legal proceedings.

Results of Operations

Consolidated Results of Operations

Three Months Ended April 30, 2013 compared to April 30, 2012

	Three Months Ended April 30,
	2013	% of Net revenues (1)(2)	2012	% of Net revenues (1)(2)	$ Change	% Change
Net revenues:
System solutions	$276,560	64.9%	$340,443	72.1%	$(63,883)	(18.8)%
Services	149,727	35.1%	131,575	27.9%	18,152	13.8%
Total net revenues	426,287	100.0%	472,018	100.0%	(45,731)	(9.7)%
Cost of net revenues:
System solutions	180,872	65.4%	202,273	59.4%	(21,401)	(10.6)%
Services	91,109	60.9%	77,586	59.0%	13,523	17.4%
Total cost of net revenues	271,981	63.8%	279,859	59.3%	(7,878)	(2.8)%
Gross Margin
System solutions	95,688	34.6%	138,170	40.6%	(42,482)	(30.7)%
Services	58,618	39.1%	53,989	41.0%	4,629	8.6%
Total gross margin	154,306	36.2%	192,159	40.7%	(37,853)	(19.7)%
Operating expenses:
Research and development	41,581	9.8%	37,849	8.0%	3,732	9.9%
Sales and marketing	46,496	10.9%	46,141	9.8%	355	0.8%
General and administrative	43,676	10.2%	48,696	10.3%	(5,020)	(10.3)%
Litigation loss contingency expense	69,000	16.2%	17,632	3.7%	51,368	291.3%
Amortization of purchased intangible assets	23,122	5.4%	23,757	5.0%	(635)	(2.7)%
Total operating expenses	223,875	52.5%	174,075	36.9%	49,800	28.6%
Operating income (loss)	(69,569)	(16.3)%	18,084	3.8%	(87,653)	(484.7)%
Interest expense	(11,979)	nm	(18,636)	nm	6,657	(35.7)%
Interest income	730	nm	1,143	nm	(413)	(36.1)%
Other income (expense), net	2,306	nm	(1,780)	nm	4,086	(229.6)%
Loss before income taxes	(78,512)	(18.4)%	(1,189)	(0.3)%	(77,323)	nm
Income tax benefit	(21,483)	nm	(4,598)	nm	(16,885)	nm
Consolidated net income (loss)	$(57,029)	(13.4)%	$3,409	0.7%	$(60,438)	(1,772.9)%
(1) "nm" means not meaningful or relevant
(2) System solutions and Services cost of net revenues and gross margin as a percentage of net revenues are computed as a percentage of the corresponding System solutions and Services net revenues.

Consolidated Results of Operations

Three Months Ended April 30, 2013 compared to April 30, 2012 (continued)

System solutions net revenues decreased approximately $32.3 million as a result of a net decline in new orders due to influences including the timing of new product releases and certifications, increased competition, the timing of customer payment initiatives, as well as continued uncertain macroeconomic conditions, among others. In addition, System solutions net revenues from the Middle East and Africa region decreased $22.3 million, primarily as a result of our recent adjustment to the mix of distributors used for the Middle East and Africa region. See further discussion under Segment Results of Operations below.

Services net revenues increased primarily due to a $7.2 million increase in Services net revenues from Point. Services net revenues also increased in all segments due to our continued emphasis on expanding our Services offerings globally, as explained further under Segment Results of Operations below.

Total gross margin declined in dollars and as a percentage of net revenues primarily due to changes in customer and product mix. The most significant System solutions net revenues declines were in our higher gross margin products and with our higher gross margin customers. Services gross margins decreased primarily due to a $6.8 million asset impairment charge recorded during the three months ended April 30, 2013 related to revenue generating assets in our taxi solutions business for which the net book value of the assets exceeded their fair value. Excluding that charge, Services gross margins increased 2.7 points due to increased sales of our All-In-One service, which has higher margins than our other services.

Research and development increased primarily due to a $4.3 million increase in personnel and outside contractor expenses as we invested in research and development in order for our products to remain competitive in increasingly complex markets and to accelerate product customization and localization for in-country specifications, gateway development, and release of new software applications for our managed services offerings.

General and administrative personnel costs decreased primarily due to a $6.0 million decrease in merger and integration costs related to the Hypercom and Point acquisitions, comprised primarily of fees for outside services, as well as $2.8 million due to lower variable headcount costs. These decreases were offset by $3.2 million of charges related to executive management changes during the second quarter of fiscal 2013.

Litigation loss contingency expense increased due to $69.0 million of loss contingency accruals for amounts deemed probable and reasonably estimable during the second quarter of fiscal 2013 related to litigation, primarily the pending securities class action captioned, In re VeriFone Holdings, Inc. Securities Litigation, and the related Israel class action. In the second quarter of fiscal 2012, our provision for estimates of litigation loss contingencies totaled $17.6 million. See Note 11, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for disclosures related to our legal proceedings.

Interest expense decreased primarily due to a $4.1 million decline in interest expense on our senior convertible notes, which matured on June 15, 2012, and also due to lower outstanding debt balances in fiscal 2013.

Our income tax benefit increased because we had a larger loss in fiscal 2013. The income tax benefit for the three months ended April 30, 2013 includes discrete tax benefits of $21.3 million related to the litigation loss contingency expense and $5.0 million related to deferred taxes for equity compensation no longer subject to section 162(m), offset by a discrete tax expense of $3.1 million related to an increase in uncertain tax positions. The income tax benefit for the three months ended April 30, 2012 included a discrete tax benefit of $6.6 million related to litigation loss contingency expense.

Consolidated Results of Operations (continued)

Six Months Ended April 30, 2013 compared to April 30, 2012

	Six Months Ended April 30,
	2013	% of Net revenues (1)(2)	2012	% of Net revenues (1)(2)	$ Change	% Change
Net revenues:
System solutions	$558,268	65.3%	$653,084	73.3%	$(94,816)	(14.5)%
Services	296,766	34.7%	238,458	26.7%	58,308	24.5%
Total net revenues	855,034	100.0%	891,542	100.0%	(36,508)	(4.1)%
Cost of net revenues:
System solutions	355,115	63.6%	401,025	61.4%	(45,910)	(11.4)%
Services	173,651	58.5%	141,720	59.4%	31,931	22.5%
Total cost of net revenues	528,766	61.8%	542,745	60.9%	(13,979)	(2.6)%
Gross Margin
System solutions	203,153	36.4%	252,059	38.6%	(48,906)	(19.4)%
Services	123,115	41.5%	96,738	40.6%	26,377	27.3%
Total gross margin	326,268	38.2%	348,797	39.1%	(22,529)	(6.5)%
Operating expenses:
Research and development	81,383	9.5%	72,928	8.2%	8,455	11.6%
Sales and marketing	92,244	10.8%	86,127	9.7%	6,117	7.1%
General and administrative	83,657	9.8%	94,734	10.6%	(11,077)	(11.7)%
Litigation loss contingency expense	69,000	8.1%	17,632	2.0%	51,368	291.3%
Amortization of purchased intangible assets	47,818	5.6%	37,372	4.2%	10,446	28.0%
Total operating expenses	374,102	43.8%	308,793	34.6%	65,309	21.1%
Operating income (loss)	(47,834)	(5.6)%	40,004	4.5%	(87,838)	(219.6)%
Interest expense	(24,569)	nm	(33,270)	nm	8,701	(26.2)%
Interest income	1,818	nm	2,150	nm	(332)	(15.4)%
Other income (expense), net	6,246	nm	(22,629)	nm	28,875	(127.6)%
Loss before income taxes	(64,339)	(7.5)%	(13,745)	(1.5)%	(50,594)	nm
Income tax benefit	(19,020)	nm	(14,380)	nm	(4,640)	nm
Consolidated net income (loss)	$(45,319)	(5.3)%	$635	0.1%	$(45,954)	(7,236.9)%
(1) "nm" means not meaningful or relevant
(2) System solutions and Services costs of net revenues and gross margin as a percentage of net revenues are computed as a percentage of the corresponding System solutions and Services net revenues.

Total net revenues increased approximately $41.9 million due to the additional two months of Point net revenues in fiscal 2013 following our acquisition of Point in December 2011, which is primarily comprised of Services net revenues including our "All-In-One" service.

System solutions net revenues decreased $40.2 million in the Middle East and Africa region, primarily due to our adjustment to the mix of distributors used for the Middle East and Africa region, and $28.3 million in Brazil, primarily due to a decline in orders from one large customer. System solutions net revenues decreased an additional $24.0 million in other markets due to a net decline in new orders, which we believe was influenced by many factors, including the timing of new product releases and certifications, increased competition, and the timing of customer payment initiatives, as well as macroeconomic conditions. See further discussion under Segment Results of Operations below.

Services net revenues increased primarily due to the inclusion of Point for the full reporting period, as well as due to our continued emphasis on expanding our Services offerings globally. See further discussion under Segment Results of Operations below.

Consolidated Results of Operations

Six Months Ended April 30, 2013 compared to April 30, 2012 (continued)

Total gross margin as a percentage of net revenues declined primarily due to the $6.8 million impairment charge recorded during the three months ended April 30, 2013 related to revenue generating assets in our taxi solutions business for which the net book value of the assets exceeded their fair value. This decline was offset by increases in Services gross margin as a percentage of net revenues due to the addition of Point and increased sales of our "All-In-One" service, which has higher margins than our other services. The System solutions net revenues declines were generally in our higher gross margin products and with our higher gross margin customers.

Research and development increased primarily due to the $3.7 million cost of the additional two months of Point in fiscal 2013. In addition, outside contractor expenses increased $3.3 million as we invested in research and development in order for our products to remain competitive in increasingly complex markets and to accelerate product customization and localization for in-country specifications, gateway development, and release of new software applications for our managed services offerings.

Sales and marketing increased primarily due to the additional $4.9 million of sales and marketing expense in fiscal 2013 related to Point.

General and administrative decreased primarily due to a $6.9 million decrease in merger related costs and $8.8 million decrease in integration related costs, both of which were comprised primarily of fees for outside services related to the Hypercom and Point acquisitions. These decreases were partially offset by $3.2 million of charges related to executive management changes during the second quarter of fiscal 2013.

Litigation loss contingency expense increased due to $69.0 million of loss contingency accruals for amounts deemed probable and reasonably estimable during the first half of fiscal 2013 related to litigation, primarily the pending securities class action captioned, In re VeriFone Holdings, Inc. Securities Litigation, and the related Israel class action. In the first half of fiscal 2012, our provision for estimates of litigation loss contingencies totaled $17.6 million. See Note 11, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for disclosures related to our legal proceedings.

Amortization of purchased intangibles assets increased primarily due to $12.2 million of additional amortization from the Point acquisition for the full reporting period, offset by decreased amortization as other purchased intangible assets reached the end of their amortization period.

Interest expense decreased primarily due to an $8.2 million decrease in interest expense on our senior convertible notes, which matured on June 15, 2012, and because we incurred $2.1 million of non-cash interest expense on the early repayment of our prior credit agreement in December 2011.

Other income (expense), net increased primarily due to the impact of foreign currency transactions. Other income (expense), net for the six months ended April 30, 2012 consisted primarily of a $22.5 million foreign currency loss recognized in December 2011 related to the difference between the forward rate on contracts purchased to lock in the U.S. dollar equivalent purchase price for our Point acquisition and the actual rate on the date of derivative settlement. Other income for the six months ended April 30, 2013 consisted primarily of a $4.1 million gain related to the sale of certain assets and business operations related to our SAIL mobile payment product to a third party and a $3.4 million net gain from fair value adjustments to acquisition related earn-out payables.

Our income tax benefit increased due to our larger loss in fiscal 2013. The income tax benefit for the six months ended April 30, 2013 includes discrete tax benefits of $21.3 million related to a litigation loss contingency expense, $7.2 million related to changes in the statutory tax rates impact on deferred taxes, and $5.0 million related to deferred taxes for equity compensation no longer subject to section 162(m), offset by a discrete tax expense of $10.7 million related to an increase in uncertain tax positions. The income tax benefit for the six months ended April 30, 2012 included a discrete tax benefit of $8.5 million related to the foreign exchange loss on futures contracts that was incurred during December 2011 and $6.6 million related to litigation loss contingency expense.

Segment Results of Operations

Americas Net Revenues and Operating Income

Our Americas segment is defined as our operations in North America, South America, Central America, and the Caribbean. Americas customers are diverse, and include traditional and specialty merchants, financial institutions, payment processors, and distributors, among others. Americas net revenues in some markets are dependent upon a limited number of customers, and the timing and size of orders from those customers can significantly impact Americas net revenues from period to period. Our business transactions in Americas are denominated predominately in U.S. dollars, Brazilian reais and Argentine peso.

Three Months Ended April 30, 2013 compared to April 30, 2012

	Three Months Ended April 30,
	2013	% of Net revenues	2012	% of Net revenues	$ Change	% Change
Net revenues:
System solutions	$144,740	69.8%	$167,932	74.5%	$(23,192)	(13.8)%
Services	62,635	30.2%	57,478	25.5%	5,157	9.0%
Total net revenues	$207,375	100.0%	$225,410	100.0%	$(18,035)	(8.0)%
Operating income	$54,537	26.3%	$74,099	32.9%	$(19,562)	(26.4)%

System solutions net revenues declined $10.4 million in Latin America primarily due to our customers' interest in new technologies that we have not yet certified in certain markets. We face increased competitive pressures in some of those markets while we await these certifications. Additionally, net revenues from the North America petroleum market declined $6.4 million, primarily because customers delayed purchases pending network certifications on our new back office solution, Commander, which we expect to obtain later in fiscal 2013 and 2014. Also, System solutions net revenues from North America vertical solutions customers declined $4.5 million due to the timing of orders related to large electronic payment initiatives.

Net revenues from one customer in Brazil increased $26.5 million compared to the second quarter of fiscal 2012. This increase was substantially offset by a $20.6 million decrease in net revenues from another customer in Brazil over the same period.

Services net revenues increased slightly in our major Americas markets as a result of our continuing development and sales of our Services offerings.

Foreign currency fluctuations had a $3.5 million unfavorable impact on net revenues, primarily due to a decrease in the value of the Brazilian reais as compared to the U.S. dollar year over year.

Americas operating income in dollars and as a percentage of total net revenues declined primarily due to the mix of customers. The Americas decrease in System solutions net revenues was primarily due to a decrease in sales to higher margin customers. Total Americas operating expenses remained relatively flat.

Americas Net Revenues and Operating Income (continued)
Six Months Ended April 2013 compared to 2012

	Six Months Ended April 30,
	2013	% of Net revenues	2012	% of Net revenues	$ Change	% Change
Net revenues:
System solutions	$288,067	69.7%	$329,502	73.9%	$(41,435)	(12.6)%
Services	125,061	30.3%	116,162	26.1%	8,899	7.7%
Total net revenues	$413,128	100.0%	$445,664	100.0%	$(32,536)	(7.3)%
Operating income	$117,497	28.4%	$144,904	32.5%	$(27,407)	(18.9)%

System solutions net revenues in Brazil declined $28.3 million primarily because one customer contributed $22.7 million less net revenues in the first half of fiscal year 2013 than the first half of fiscal year 2012, due to a large roll-out to upgrade its terminal base in 2012 that did not recur in 2013.

System solutions net revenues from markets other than Brazil declined $18.7 million, net, primarily due to a decline in orders for large customer projects, which we believe were due to competitive pressures, the timing of customer's device refresh cycles and our customers' interest in new technologies that we have not yet certified in certain markets. For example, net revenues from the North America petroleum market declined $3.7 million, primarily because customers delayed purchases pending network certifications of our new back office solution, Commander, which we expect to obtain later in fiscal 2013 and 2014.

Services net revenues increased slightly in our major Americas markets as a result of our continuing development and sales of our Services offerings globally.

Foreign currency fluctuations had a $9.3 million unfavorable impact on net revenues, primarily due to a decrease in the value of the Brazilian reais as compared to the U.S. dollar year over year.

Americas operating income in dollars and as a percentage of total net revenues declined primarily due to product mix. Both Services gross margins and System solutions gross margins fell as our decrease in net revenues was primarily in our higher margin products. Total Americas operating expenses remained relatively flat.

EMEA Net Revenues and Operating Income

Our EMEA segment is defined as our operations in Europe, the Middle East, and Africa. Our EMEA customers include banks, retailers, distributors and individual merchants. Net revenues in this segment are somewhat dependent on the timing of customer orders, but are more influenced by market-wide factors such as standards and regulation, the timing of our new product releases and certifications of those products in the various regulatory environments. Our business transactions in EMEA are denominated predominately in U.S. dollars, Euro, British Pounds and Swedish Kroner.

Three Months Ended April 30, 2013 compared to April 30, 2012

	Three Months Ended April 30,
	2013	% of Net revenues	2012	% of Net revenues	$ Change	% Change
Net revenues:
System solutions	$94,565	54.8%	$134,401	65.5%	$(39,836)	(29.6)%
Services	78,154	45.2%	70,672	34.5%	7,482	10.6%
Total net revenues	$172,719	100.0%	$205,073	100.0%	$(32,354)	(15.8)%
Operating income	$43,035	24.9%	$58,432	28.5%	$(15,397)	(26.4)%

System solutions net revenues decreased primarily due to a $22.3 million decline in net revenues from our distributors in the Middle East and Africa. This decline was primarily due to our recent adjustment to the mix of distributors used for the Middle East and Africa region. As our distributors in this region take time to establish themselves, we are experiencing a lower net revenues run rate in the Middle East and Africa region. System solutions net revenues from these distributors also decreased approximately $15.0 million, primarily in Nigeria, United Arab Emirates and South Africa, because they had $15.0 million increased net revenues in fiscal 2012 related to customer expansion of electronic payment processing that did not recur.

System solutions net revenues also declined $10.5 million in markets impacted by competitive pressures and software localization requirements. For example, in France, we lost some customer bids to competitors because our competing products for that market have not yet been locally certified. We had an $8.4 million increase in System solutions net revenues in other EMEA markets, such as Turkey and Spain, as customers undertook routine technology refreshes of already certified devices.

Western Europe also continues to be subject to pressure due to the macroeconomic environment, which is leading some customers to delay purchases. Systems solutions net revenues in markets impacted by economic concerns declined over $3.2 million.

Point net revenues increased $2.8 million, and represented the primary driver of our Services net revenues increase. Services net revenues also increased throughout EMEA markets as a result of our continuing development and sales of our Services offerings.

Foreign currency fluctuations had a $2.5 million unfavorable impact on EMEA net revenues due to a decrease in the value of major currencies in the region compared to the U.S. dollar.

EMEA operating income declined in dollars and as a percentage of total net revenues primarily due to changes in customer and product mix. We increased higher margin Services net revenues, increasing services gross margin 5 points, but this increase was offset by a 5 point decrease in System solutions gross margins due to the change in customer mix and as we face pricing pressure, including, for example in some markets where we are offering older generation products at lower prices to remain competitive while we await new product certifications. EMEA operating expenses remained relatively flat.

EMEA Net Revenues and Operating Income (continued)
Six Months Ended April 30, 2013 compared to April 30, 2012

	Six Months Ended April 30,
	2013	% of Net revenues	2012	% of Net revenues	$ Change	% Change
Net revenues:
System solutions	$190,425	55.1%	$249,101	68.4%	$(58,676)	(23.6)%
Services	155,178	44.9%	114,975	31.6%	40,203	35.0%
Total net revenues	$345,603	100.0%	$364,076	100.0%	$(18,473)	(5.1)%
Operating income	$94,602	27.4%	$102,200	28.1%	$(7,598)	(7.4)%

System solutions net revenues decreased primarily due to a $40.2 million decline in net revenues from our distributors in the Middle East and Africa. This decline was primarily due to our recent adjustment to the mix of distributors used for the Middle East and Africa region. but also due to customer losses and timing of customer orders. As our distributors in this region take time to establish themselves, we are experiencing a lower net revenues run rate in the Middle East and Africa region. System solutions net revenues from these distributors also decreased approximately $15.0 million, primarily in Nigeria, United Arab Emirates and South Africa, because they had $15.0 million of increased net revenues in fiscal 2012 related to expansion of electronic payment processing that did not recur.

System solutions net revenues declined $16.5 million in markets impacted by competitive pressures and software localization requirements. In contrast, System solutions net revenues increased $19.1 million in other major markets where customers undertook routine technology refreshes of already certified devices.

In addition to the above factors, Western Europe continues to be subject to pressure due to the macroeconomic environment, which is leading some customers to delay purchases. Net revenues in markets impacted by economic concerns declined over $6.5 million.

Point net revenues increased $41.9 million due to inclusion of Point for the entire reporting period in fiscal 2013.

The increase in Services net revenues is primarily due to the acquisition of Point and also due to subsequent growth of "All-In-One" net revenues, offset by a $2.8 million decline in taxi solutions net revenues that were higher a year ago due to Olympic advertising.

Foreign currency fluctuations had a $3.3 million unfavorable impact on EMEA net revenues due to a decrease in the value of major currencies in the region compared to the U.S. dollar.

EMEA operating income decreased in dollars and as a percentage of net revenues primarily due to increased operating expenses related to the additional two months of Point operations in fiscal 2013. Increased net revenues from Point's higher margin Services offerings resulted in higher Services gross margin, which was completely offset by reduced System solutions gross margins in markets where we are offering older generation products at lower prices to remain competitive while we await new product certifications.

ASPAC Net Revenues and Operating Income

Our ASPAC segment consists of our operations in Asia, Australia, New Zealand, and other Asia Pacific Rim countries. Our ASPAC customers are comprised primarily of large banks, distributors and individual merchants. Our ASPAC business is relatively concentrated and as a result our net revenues are subject to variability. ASPAC business transactions are denominated predominately in U.S. dollars, Australian dollars and Chinese renminbi yuan.

On April 2, 2013 we acquired the assets of Sektor Payments Limited, our main distributor in New Zealand. Sektor contributed less than $0.5 million of System Solutions net revenues during the second quarter of fiscal 2013, and we sold less than $0.5 million of hardware to Sektor in the second quarter of fiscal 2012.
Three Months Ended April 30, 2013 compared to April 30, 2012

	Three Months Ended April 30,
	2013	% of Net revenues	2012	% of Net revenues	$ Change	% Change
Net revenues:
System solutions	$39,825	80.2%	$41,420	84.7%	$(1,595)	(3.9)%
Services	9,829	19.8%	7,461	15.3%	2,368	31.7%
Total net revenues	$49,654	100.0%	$48,881	100.0%	$773	1.6%
Operating income	$9,572	19.3%	$12,932	26.5%	$(3,360)	(26.0)%
Total net revenues remained relatively constant for the three months ended April 30, 2013, primarily due to offsetting increases and decreases from large customers. For the three months ended April 30, 2013, one customer accounted for approximately 15.5% of net revenues, and net revenues from this customer increased $4.5 million year over year due to a large electronic payment initiative. This increase was substantially offset by a $3.1 million decline in net revenues from another ASPAC customer in fiscal 2013.
ASPAC operating income in dollars and as a percentage of total net revenues declined primarily due to a $1.0 million increased investment in research and development to accelerate certifications and expand service offerings in the segment, and a $1.3 million investment in sales personnel to support expansion. Additionally, gross margins decreased slightly due to customer mix and as we face pricing pressure, including, for example in some markets where we are offering older generation products at lower prices to remain competitive while we await new product certifications.

ASPAC Net Revenues and Operating Income (continued)

Six Months Ended April 30, 2013 compared to April 30, 2012

	Six Months Ended April 30,
	2013	% of Net revenues	2012	% of Net revenues	$ Change	% Change
Net revenues:
System solutions	$82,468	81.9%	$79,819	84.2%	$2,649	3.3%
Services	18,203	18.1%	15,005	15.8%	3,198	21.3%
Total net revenues	$100,671	100.0%	$94,824	100.0%	$5,847	6.2%
Operating income	$19,398	19.3%	$24,047	25.4%	$(4,649)	(19.3)%

Net revenues increased in all major ASPAC markets except for India, which declined $5.3 million as customers have slowed their system deployments due to uncertainty regarding their future cash flows following an action taken by The Reserve Bank of India to reduce the merchant discount rate. There has been recent improved clarity regarding the India merchant discount rate, and deployments have begun to resume, but levels remain lower than the prior year period. Net revenues in other markets increased overall due to customer wins and increased demand as the payment card industry is expanding and existing customers are upgrading their systems.
For the six months ended April 30, 2013, three customers accounted for approximately 32.1% of ASPAC net revenues. Net revenues from these customers increased $12.4 million year over year as a result of expansion in electronic payments in our growing markets. This was partially offset by a $3.4 million decline in one Greater Asia customer's net revenues due to a large electronic payment initiative undertaken in the prior year period.
ASPAC operating income in dollars and as a percentage of total net revenues declined primarily due to a $1.7 million increased investment in research and development to accelerate certification of terminals and expand service offerings in the segment, and a $2.0 million investment in sales personnel to support the sale of new services and expansion into new territories. Additionally, margins decreased slightly due to customer mix and as we face pricing pressure, including, for example in some markets where we are offering older generation products at lower prices to remain competitive while we await new product certifications.

Financial Outlook

We expect the timing and amount of overall revenue growth to continue to be impacted by factors such as the timing of new product releases and certifications, the timing of customer payment initiatives (particularly by our large customers), increased competition and continued uncertain macroeconomic conditions.

The timing of product releases may have a continued significant impact on our net revenues, particularly in markets awaiting new technology, and in countries that require lengthy certification processes. Net revenues can vary significantly when larger customers or distributors cancel or delay orders due to budget concerns and regulatory, certification or other requirements. Also, demand for electronic payment systems may eventually reach a saturation point, at which time customers might slow or end expansion projects.

We expect that the markets in which we conduct our business will remain highly competitive, characterized by changing technologies, evolving industry standards, government regulations and increased desire for additional functionality, premium services, mobility, and security. We expect to generate additional net revenues in the U.S. related to the EMV standard that we expect will be adopted over the next several years. We expect growth in emerging markets as economic conditions improve and those economies make efforts to modernize to cashless payment systems. However, market disruptions caused by new technologies, the entry of new competitors, consolidations among our customers and competitors, changes in regulatory requirements, and other factors, can introduce volatility into our business. Additionally, we continue to face near term revenue reductions as we change the mix of our distributors that serve the Middle East and Africa.

Many economies, including the U.S., have experienced economic improvements since the global recession in 2008, but continue to experience some volatility and challenges in achieving sustained economic growth. In particular, Europe has experienced significant economic volatility due to the current macroeconomic conditions. Any sustained economic weakness or deterioration in economic conditions, would adversely affect our business, operating results, and financial condition.

We also expect to see an overall long-term growth in service net revenues as a result of our continuing development and sales of our Services offerings globally. For example, we are expanding the roll-out of Point's "All-In-One" payment solution in select global markets, including South Africa, Australia and New Zealand. We expect that expansion of our Services offerings will result in an overall long-term shift towards a higher proportion of Services net revenues recognized over multi-year contract terms, which may lower System solutions net revenues and near-term total net revenues.

Quarterly revenue trends can be significantly impacted by order timing. Net revenues can be back-end weighted within a fiscal quarter when we receive sales orders and deliver a higher proportion of our System solutions toward the end of the fiscal quarter. In times of macroeconomic uncertainty, timing of orders can be even more back-end weighted because customers are more likely to delay expansion projects or hold off procurement until the end of a particular quarter. This variability and back-end weighting of orders limits our visibility during the quarter, may adversely affect our results of operations in a number of ways, and could negatively impact net revenues and profits. The product mix of orders may not align with manufacturing forecasts, which could result in a shortage of the components needed for production. In addition, existing manufacturing capacity may not be sufficient to deliver the desired volume of orders given the short lead time. Back-end weighted demand also could negatively impact gross margins through higher labor, delivery and other manufacturing and distribution costs. If, on the other hand, we were to seek to manage the fulfillment of back-end weighted orders through holding increased inventory levels, we would risk higher inventory obsolescence charges if our sales fall short of our expectations. Back-end weighting of orders also can result in revenue timing that is difficult to forecast.

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

We are increasing our investment in research and development activities to (i) speed the integration of acquired products, (ii) improve timely localization of our product portfolio, (iii) enable continuous delivery of innovative products and services, (iv) improve time to implementation and (v) advance certification of new and existing products globally. As a result, we expect our research and development expense to increase in total dollars in the future.

We continue to invest in marketing related to the expansion of product and service offerings and to maintain competitive positioning, and we are expanding our sales force in some territories to support continued global growth.

We plan to continue efforts to streamline our general and administrative functions, but expect that spending may increase depending on the cost of acquisition integration, legal matters and new acquisitions.
Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to service our debt, finance working capital, pay for contractual commitments and make capital expenditures and investments. As of April 30, 2013, our primary sources of liquidity were cash and cash equivalents of $506.0 million, as well as amounts available to us under the Revolving loan, which is part of our 2011 Credit Agreement.

Cash and cash equivalents as of April 30, 2013 included $426.8 million held by our foreign subsidiaries. In addition we held $16.8 million in restricted cash. If we decide to distribute or use the cash and cash equivalents held by our foreign subsidiaries outside those foreign jurisdictions, including a distribution to the U.S., we may be subject to additional taxes or costs. Restricted cash balances were mainly comprised of pledged deposits, deposits for irrevocable standby letters of credit, and deposits to secure bank guarantees to customers, other counterparties to contractual relationships and government taxing authorities, as well as deposits to Brazil courts related to tax proceedings pending adjudication.

As of April 30, 2013, our outstanding borrowings under the 2011 Credit Agreement consisted of $967.9 million in Term A loans, $98.9 million in Term B loans and a $425.5 million Revolving loan commitment, of which $210.0 million was drawn and outstanding as of such date. See Note 10, Financings, of this Quarterly Report on Form 10-Q for additional information.

On May 31, 2013, we acquired all the outstanding shares of ENZ (EFTPOS New Zealand Limited), which holds the switching and terminal business of ANZ Bank New Zealand Limited, for approximately 70.0 million New Zealand dollars (approximately $55.6 million at the foreign exchange rate as of May 31, 2013).

Our future capital requirements may vary significantly from prior periods as well as from those capital requirements we have currently planned. These requirements will depend on a number of factors, including operating factors such as our terms and payment experience with customers, the resolution of any legal proceedings against us and investments we may make in product or market development, as well as timing and availability of financing. Also, our capital needs may be significantly affected by any acquisition we may make in the future due to any cash consideration in the purchase price, related transaction costs, and related restructuring costs. Based upon our current level of operations, we believe that we have the financial resources to meet our business requirements for the next year, including capital expenditures, working capital requirements, future strategic investments, and compliance with our financial covenants.

Statement of Cash Flows

The net increases (decreases) in cash and cash equivalents are summarized in the following table (in thousands):

	Six Months Ended April 30,
	2013	2012	Change
Net cash provided by (used in):
Operating activities	$132,581	$62,921	$69,660
Investing activities	(46,177)	(1,096,875)	1,050,698
Financing activities	(34,243)	804,667	(838,910)
Effect of foreign currency exchange rate changes on cash	(280)	(4,238)	3,958
Net increase (decrease) in cash and cash equivalents	$51,881	$(233,525)	$285,406

Operating Activities

Net cash provided by operating activities increased primarily due to changes in working capital, particularly collection of an additional $68.3 million of accounts receivable as we focus on cash management, including improved collections. In addition, $16.4 million of additional payments of accounts payable were offset by the timing of accruals and inventory purchases.

Investing Activities

Net cash used in investing activities decreased substantially in the absence of major acquisitions when compared with the same period of fiscal year 2012. The decrease was partially offset by $15.2 million of increased capital expenditures, primarily related to infrastructure for the expansion of our service offerings. In addition, we received $6.0 million in proceeds from the divestiture of certain assets and business operations related to our SAIL mobile payment product.

Financing Activities

Net cash provided by financing activities decreased primarily because we did not enter into any significant new debt during the six months ended April 30, 2013. During the six months ended April 30, 2012 we had a $793.0 million net increase in borrowings, compared with a net decrease of $28.3 million in the six months ended April 30, 2013. Additionally, we had a $22.3 million decrease in net proceeds received from issuance of common stock through equity incentive plans in the six months ended April 30, 2013 compared with the six months ended April 30, 2012, and during the six months ended April 30, 2013 we paid $9.3 million in acquisition-related contingent consideration and hold-back amounts related to past acquisitions.

2011 Credit Agreement

On December 28, 2011, VeriFone, Inc. entered into the 2011 Credit Agreement, which initially consisted of a $918.5 million Term A loan, $231.5 million Term B loan, and $350.0 million Revolving loan commitment. On October 15, 2012, we entered into a credit extension amendment to the 2011 Credit Agreement, consisting of $109.5 million additional Term A loans and a $75.5 million revolving loan commitment increase. As of April 30, 2013, our outstanding borrowings under the 2011 Credit Agreement consisted of a $967.9 million Term A loan, a $98.9 million Term B loan and a $425.5 million Revolving loan, of which $210.0 million was drawn and outstanding.

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

Other key terms of the 2011 Credit Agreement and additional credit extension amendment are described in Note 12, Financings, in Notes to Consolidated Financial Statements of our 2012 Annual Report on Form 10-K. These key terms include financial maintenance covenants and certain representations, warranties, covenants, and conditions that are customarily required for similar financings. We were in compliance with all financial covenants under the 2011 Credit Agreement as of April 30, 2013.

As of April 30, 2013, VeriFone has elected the "Eurodollar Rate" margin option under our borrowings for the 2011 Credit Agreement. As such, the interest rate on the Term A and Revolving loan was 2.70%, which was one month LIBOR plus 2.50% margin, and the interest rate on the Term B loan was 4.25%, which was the higher of one month LIBOR or 1.00% plus 3.25% margin. At April 30, 2013, the unused Revolving loan facility's commitment fee was 0.375% and the amount available to draw under the Revolving loan was $215.5 million.

As of April 30, 2013, interest margins are 2.50% for the Term A loan and the Revolving loan, and 3.25% for the Term B loan.

On March 23, 2012, we entered into a number of interest rate swap agreements to effectively convert $500.0 million of the Term Loan A from a floating rate to a 0.71% fixed rate plus applicable margin. The interest rate swaps qualify for hedge accounting treatment as cash flow hedges and are effective for the period from March 30, 2012 to March 31, 2015 or 36 months.

Point Overdraft Facility

Our 51% majority owned subsidiary of Point, Babs Paylink AB, has an unsecured overdraft facility with Swedbank, the 49% stockholder of Babs Paylink AB. The overdraft facility limit is SEK (Swedish Krona) 60.0 million (approximately $9.1 million at the foreign exchange rate as of April 30, 2013). The interest rate is the bank's published rate plus a margin of 2.55%. At April 30, 2013, the interest rate was 3.63%. There is a 0.25% commitment fee payable annually in advance, and the overdraft facility is renewable annually on December 31. As of April 30, 2013, there were SEK 5.7 million (approximately $0.9 million at the foreign exchange rate as of April 30, 2013) outstanding under this overdraft facility, and SEK 54.3 million (approximately $8.2 million at the foreign exchange rate as of April 30, 2013) was available.

Contractual Commitments and Off-Balance Sheet Arrangements

Contractual Obligations

The following table summarizes our contractual obligations as of April 30, 2013 (in thousands):

	Years Ended October 31,						Total
	2013	2014	2015	2016	2017	Thereafter
2011 Credit Agreement (1)	$44,455	$125,718	$135,770	$209,384	$788,173	$99,111	$1,402,611
Capital lease obligations and other loans	1,146	947	88	47	40	475	2,743
Operating leases (2)	22,636	36,472	29,947	23,499	21,121	36,037	169,712
Minimum purchase obligations	122,722	—	—	—	—	—	122,722
	$190,959	$163,137	$165,805	$232,930	$809,334	$135,623	$1,697,788

(1)	Contractual obligations for the 2011 Credit Agreement include interest calculated using the rate in effect at April 30, 2013.

(2)
Operating leases include $109.9 million of minimum contractual obligations on leases for our taxi solutions business where payments are based upon the number of operational taxicabs with advertising displays at April 30, 2013.

As of April 30, 2013, the amount payable for unrecognized tax benefits was $54.8 million, including accrued interest and penalties, none of which is expected to be paid within one year. This amount is included in Other long-term liabilities in our Condensed Consolidated Balance Sheets as of April 30, 2013. We are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur; therefore, such amounts are not included in the above contractual obligation table. We believe that it is reasonably possible that there could be a reduction in unrecognized tax benefits due to statute of limitations expirations in multiple tax jurisdictions during the next 12 months of approximately $1.5 million.

We expect that we will be able to fund our remaining obligations and commitments with future cash flows from our ongoing operations and our $506.0 million of cash and cash equivalents held as of April 30, 2013. To the extent we are unable to fund these obligations and commitments with existing cash and cash flows from operations, we can draw upon amounts available under our 2011 Credit Agreement or future debt or equity financings.

Bank Guarantees

We have issued bank guarantees to certain of our customers and vendors with maturities ranging from two months to six years as required in some countries to support certain performance obligations under our service or other agreements with these customers or vendors. As of April 30, 2013, the maximum amounts that may become payable under these guarantees was $6.1 million, of which $1.4 million is collateralized by restricted cash deposits.

Letters of Credit

We provide standby letters of credit in the ordinary course of business to third parties as required for certain transactions. As of April 30, 2013, the maximum amount that may become payable under these letters of credit was $14.4 million, of which $8.3 million is collateralized by restricted cash deposits.

Manufacturing Agreements

We work on a purchase order basis with our primary electronic manufacturing services providers, which are located in China, Singapore, Malaysia, Brazil, Germany, Romania, and France, and component suppliers located throughout the world, to supply nearly all of our finished goods inventories, spare parts, and accessories. We provide each such supplier with a purchase order to cover the manufacturing requirements, which generally constitutes a binding commitment by us to purchase materials and finished goods produced by the manufacturer as specified in the purchase order. Most of these purchase orders are considered to be non-cancelable and are expected to be paid within one year of the issuance date. As of April 30, 2013, the amount of purchase commitments issued to contract manufacturers and component suppliers totaled approximately $122.7 million. Of this amount, $17.9 million has been recorded in Accruals and other current liabilities in the accompanying Condensed Consolidated Balance Sheets because these commitments are not expected to have future value to us.

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

Critical Accounting Polices and Estimates

Management's discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP (U.S. generally accepted accounting principles). Our significant accounting policies are more fully described in Note 1, Principles of Consolidation and Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements of our 2012 Annual Report on Form 10-K. There were no changes to our significant accounting policies during the six months ended April 30, 2013.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our condensed consolidated financial statements. Our critical accounting policies include our more significant estimates and assumptions used in the preparation of our condensed consolidated financial statements. Our critical accounting policies are described in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2012 Annual Report on Form 10-K.

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

Legal and Other Contingencies

As discussed in Note 11, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, we are subject to several class action and derivative lawsuits, as well as patent infringement, commercial and other litigation. We evaluate the circumstances regarding these outstanding and potential litigation and other contingencies on a quarterly basis to determine whether there is at least a reasonable possibility that a loss exists requiring accrual or disclosure, and if so, whether an estimate of the possible loss or range of loss can be made, or whether such an estimate cannot be made. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. Additionally, the outcome of legal proceedings and claims brought against us is subject to significant uncertainty. If one or more of these legal matters were resolved against us in a reporting period for amounts in excess of amounts previously accrued or insurance coverage, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Goodwill

We review goodwill for impairment annually on August 1 and whenever events or changes in circumstances indicate its carrying amount may not be recoverable. For our annual goodwill impairment test in the fourth quarter of fiscal year 2012, we performed a quantitative test for all our reporting units to determine whether the fair value of each reporting unit exceeded its carrying value. Our reporting units are North America, EMEA, LAC, ASPAC and VMS. Our North America reporting unit is defined as our operations in the U.S. and Canada. Our LAC reporting unit is defined as our operations in South and Central America. Our VMS reporting unit consists of our taxi media and payment solutions businesses. Our EMEA and ASPAC reporting units include the same operations as our reportable segments. Consistent with prior periods, we selected the income approach, specifically the DCF (discounted cash flow) method, to determine the fair value of each reporting unit. The DCF method calculates fair value by discounting estimated after-tax cash flows to a present value, using a risk-adjusted discount rate. We selected this method as the most meaningful in conducting our goodwill assessments because we believe it most appropriately measures our income-producing assets.

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

We performed an interim review for potential indicators of impairment during the second quarter of fiscal year 2013, noting the fact that EMEA net revenues were lower than estimated in our fiscal year 2012 annual impairment review and as a result the fair value of the reporting unit may have decreased since the annual impairment review. In addition, foreign currency fluctuations in EMEA territories resulted in an increase in the reporting unit's carrying value since our fiscal year 2012 annual impairment review. In order to evaluate the sensitivity of the fair value calculations from our annual goodwill impairment test, we applied a hypothetical 20% decrease to the expected fiscal year 2013 net revenues and a 14% decrease to expected fiscal year 2013 costs for our EMEA reporting unit. This hypothetical decrease, including the resulting impact on margins, capital expenditures and long term growth, resulted in the reporting unit having a fair value that exceeded the estimated April 30, 2013 carrying value by approximately 9%.

Following our February 20, 2013 announcement of certain preliminary financial results for our first fiscal quarter, the trading price of our stock declined. Management considered whether this decrease in stock price represents an indicator of impairment as of April 30, 2013 by assessing the sensitivity of the fair value calculations to changes in our discount rate. For each 1% increase in our discount rate, the excess of the EMEA reporting unit fair value over its carrying value decreases approximately 9%.

Considering the sensitivity analyses performed, as well as our latest forecasts and WACC, we concluded that there was no indicator of impairment at April 30, 2013. However, significant changes to our financial outlook, a sustained decline in our stock price, further weakening of the macroeconomic conditions, or significant changes in management's business strategies could result in changes to our goodwill impairment assessment in the future. In accordance with our accounting policies, during our third fiscal quarter of 2013 we will consider whether events or changes in circumstances indicate that the carrying amount of our goodwill may not be recoverable. As described in Part II Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q, additional impairment charges can materially and adversely affect our financial results.

Recent Accounting Pronouncements

There were no new accounting pronouncements issued or effective during the second fiscal quarter, which have had or are expected to have a material impact on our consolidated financial statements. For a description of recent accounting standards including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements, refer to Note 1, Principles of Consolidation and Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results.

Interest Rate Risk
We are exposed to interest rate risk related to our borrowings. These borrowings generally bear interest based upon the one-month LIBOR rate. As of April 30, 2013, a 25 basis point increase in interest rates on our borrowings subject to variable interest rate fluctuations would increase our interest expense by approximately $3.2 million annually.
On March 23, 2012, we entered into a number of interest rate swap agreements to effectively convert $500.0 million of the Term A loan from a floating rate to a 0.71% fixed rate plus applicable margin. The interest rate swaps qualify for hedge accounting treatment as cash flow hedges and are effective for the period from March 30, 2012 to March 31, 2015 or 36 months.
We generally invest most of our cash in overnight and short-term instruments, which would earn more interest income if market interest rates rise and less interest income if market interest rates fall.

Foreign Currency Transaction Risk

A substantial majority of our sales are made to customers outside the U.S., and our international net revenues as a percentage of our total net revenues have increased as a result of growth and our acquisitions of Point and Hypercom. A substantial portion of the net revenues we generate from international sales is denominated in currencies other than the U.S. dollar. Additionally, portions of our cost of net revenues and operating expenses are incurred by our international operations and are denominated in currencies other than the U.S. dollar, particularly the Euro, Brazilian reais, British Pound, and Swedish Krona. For consolidated reporting, net revenues and expenses denominated in currencies other than the U.S. dollar, which we refer to as P&L Exposures, are translated to the U.S. dollar at average currency exchange rates for the period. Thus, even if foreign operating results were stable, fluctuating currency rates may produce volatile reported results. We have from time to time made certain efforts to mitigate P&L Exposures by hedging with currency derivatives. However, as of April 30, 2013 and October 31, 2012, we had no derivatives designated as cash flow hedges related to P&L Exposures. We may in the future use foreign exchange forward contracts or other derivatives to hedge P&L Exposures, depending upon the risks of the exposures, the costs of hedging, and other considerations. However, hedges of P&L Exposures will only mitigate a portion of our risk and only for a short period.

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

Our outstanding foreign exchange forward contracts as of April 30, 2013 are presented in the table below (in thousands). The fair market value of the contracts represents the difference between the spot currency rate at April 30, 2013 and the contracted rate. All of these forward contracts mature within 35 days of April 30, 2013 (in thousands):

	Currency	Local Currency Contract Amount	Currency	Contracted Amount	Fair Market Value at April 30, 2013
Contracts to (buy) sell USD:
Argentine peso	ARS	(44,000)	USD	8,242	$(86)
Australian dollar	AUD	(7,400)	USD	7,587	(8)
Canadian dollar	CAD	(8,300)	USD	8,146	(10)
Chilean peso	CLP	(1,300,000)	USD	2,746	11
Chinese renminbi yuan	CNY	(158,000)	USD	25,329	(330)
Euro	EUR	(41,300)	USD	53,798	(11)
British Pound	GBP	(22,700)	USD	35,146	10
Israeli new shekel	ILS	(17,600)	USD	4,886	—
Indian rupee	INR	(255,000)	USD	4,691	23
South Korean won	KRW	(2,400,000)	USD	2,157	—
Mexican peso	MXN	(73,000)	USD	5,993	(7)
Norwegian kroner	NOK	(12,000)	USD	2,050	1
Polish zloty	PLN	(28,000)	USD	8,748	(6)
Singapore dollar	SGD	(1,600)	USD	1,294	—
South African rand	ZAR	(12,000)	USD	1,310	(3)
Swedish Krona	SEK	121,500	USD	(18,499)	(21)
Taiwan dollar	TWD	17,675	USD	(596)	1
Total fair market value					$(436)

As of April 30, 2013, our Balance Sheet Exposures, which is the sum of the absolute value of the net assets or net liabilities for each of our foreign subsidiaries with a functional currency other than the U.S. dollar, amounted to $236.6 million. These Balance Sheet Exposures were partially offset by foreign exchange forward contracts with a notional amount of $191.9 million. Based on our net exposures as of April 30, 2013, a 10% fluctuation in currency exchange rates would result in a gain or loss of approximately $4.5 million.

As of April 30, 2013, we had one Balance Sheet Exposure not expected to be paid in the near term, an Israeli shekel payable equivalent to $51.7 million. Excluding this exposure from the Israeli subsidiary's net liability exposure of $44.8 million results in a $6.9 million net asset position. Deducting the $37.9 million absolute value difference from our total Balance Sheet Exposures of $236.6 million results in a total Near-Term Balance Sheet Exposure of $198.7 million. A 10% movement in currency exchange rates would result in a gain or loss of approximately $0.7 million that we would expect to be realized in the foreseeable future.

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
Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation (with the participation of our Interim CEO (Chief Executive Officer) and our CFO (Chief Financial Officer)), as of the end of the period covered by this report, our Interim CEO and our CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are designed to and are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls and Procedures
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including the Interim CEO and the CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information with respect to this Item may be found in Note 11, Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, which is incorporated into this Item 1 by reference.

ITEM 1A.	RISK FACTORS
Risks Related to Our Business

The risks set forth below may adversely affect our business, financial condition, operating results and cash flows. In addition to the risks set forth below and the factors affecting specific business operations identified with the description of these operations elsewhere in this report, there may also be risks of which we are currently not aware, or that we currently regard as immaterial based on the information available to us, that later prove to be material.

Macroeconomic conditions and economic volatility have in the past and could in future periods materially and adversely affect our business and results of operations.

Our operations and performance depend significantly on worldwide economic conditions. For example, the current continued and prolonged weak macro-economic conditions in Europe and in many of the euro zone countries where we operate, have resulted in a slowdown, and in some cases deferrals, of orders by customers which materially reduced our expected order levels for the region. Similarly, the significant slowdown and volatility in the U.S. and international economy and financial markets which began in the latter half of 2008 resulted in reduced demand for our products, which in turn adversely impacted our net revenues, business, financial condition and results of operations. In particular, the slowdown and volatility in the global markets resulted in softer demand in the financial and retail sectors, pricing pressures and more conservative purchasing decisions by customers, including a tendency toward lower-priced products and lower volume of purchases during the economic downturn. In some countries where we do business the weakened economy has resulted in economic instability which has had negative effects, including a decrease in purchasing power due to currency devaluations. If these weak macro-economic conditions continue or worsen, our net revenues, business, financial condition and results of operations could be adversely impacted.

We expect certain markets where we conduct business, including parts of Europe, to continue to experience weakened or uncertain economic conditions in the near term, and some of our customers, prospective customers, suppliers and partners will continue to be negatively impacted by the continued global weakness in the economy. We cannot predict the extent and duration of the negative impact on our results of operations that the continued global market turmoil may have, or whether any other future decline or volatility in global conditions could negatively impact our business, operating results and financial condition. There is no assurance that actions taken by governments and central banks to stimulate the economy will have positive or lasting impacts. Further, conditions such as political unrest or terrorist actions in other parts of the world, the continued uncertainty related to implementation and duration of the U.S. congressional measures to address the January 1, 2013 expiration of certain temporary tax cuts and breaks, including the onset on March 1, 2013 of a series of automatic, across-the-board cuts to certain government agencies, additional taxes related to changes in the health care law and reports of continued high unemployment rates in the U.S. and elsewhere, may negatively impact global economic conditions, including corporate and consumer spending and liquidity of capital markets. Continued volatility in market conditions, such as fluctuations in foreign currency rates relative to the U.S. dollar, make it difficult to forecast our financial guidance and/or meet such guidance. If we fail to meet our financial guidance or the expectations of investment analysts or investors in any period, the market price of our stock could decline.

Our quarterly operating results may fluctuate significantly as a result of factors outside of our control, which could cause the market price of our stock to decline.

We expect our net revenues and operating results to vary from quarter to quarter. As a consequence, our operating results in any single quarter may not meet the expectations of securities analysts and investors, which could cause the price of our stock to decline. Factors that may affect our operating results include:

•	the type, timing, and size of orders and shipments;

•	delays in the implementation, including certifications, delivery and customer acceptance of our products and services, which may impact the timing of our recognition of net revenues;

•	deferral of customer contracts in anticipation of product or service enhancements or due to uncertainty in economic conditions;

•	demand for and acceptance of our new product and services offerings;

•	the rate at which we transition customers to our services model;

•	changes in competitive conditions, including from traditional payment solution providers, as well as from alternative payment solution providers;

•	decisions by our distributors and other customers relating to the overall channel inventories of our products held in a particular quarter;

•	fluctuations in currency exchange rates;

•	variations in product mix and cost during any period;

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

•	industry, market and economic conditions, including competitive pressures and related impacts, such as inventory obsolescence; and

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

The timing of our customer orders and related net revenues can be back-end weighted, meaning that during a particular fiscal quarter, a substantial portion of sales orders may be received, substantial product may be shipped, and substantial revenue may be recognized towards the end of the fiscal quarter. Timing of customer orders and related net revenues often become more back-end weighted during economic downturns or periods of uncertainty, as well as in markets where there is uncertainty related to acceptance and/or implementation of our products, such as changes or potential changes in regulations or other local requirements that impact deployment of our products. These effects can also be exacerbated in markets where we depend on a limited number of customers, and where one or a few customers' decisions can have a significant impact on the fiscal quarter. In addition, such back-end loading could adversely affect our business and results of operations due to a number of factors including the following:

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

In addition, these factors can cause our net revenues to fluctuate and be difficult to predict in any given fiscal quarter. Any failure to meet our revenue or operating profit expectations for a particular quarter could cause the market price of our stock to decline.

If we are unsuccessful in executing on our implementation of the Payment-as-a-Service model and obtaining customer acceptance of our service offerings, our net revenues, profitability and net income will be adversely impacted.

A central part of our strategic plan is to increase services offerings so that we can derive higher overall net revenues and margins, develop deeper relationships with our customers and drive more predictable financial results. With our December 2011 acquisition of Point, we are introducing Point's Payment-as-a-Service model in multiple jurisdictions. Implementing a new services model is difficult and involves management focus, upfront local infrastructure and capital costs and other resources that could otherwise be utilized in research and development of other hardware and software product offerings, and the build-out of local service and support teams. In addition, the competitive environment for services is very different in each market, and the bundle of services being offered must be customized to compete effectively. The markets where we seek to implement the Payment-as-a-Service model may take longer to adopt a payment-as-a-service model than we anticipate or may choose not to adopt this model. We may also be competing against others, including certain of our customers that distribute our terminals, who are offering similar services. Continued weakness in the global economy may also negatively impact our ability to implement our Payment-as-a-Service model within the time frames we desire and to achieve the benefits we anticipate. If we are unsuccessful in executing on our implementation of the Payment-as-a-Service model and obtaining customer acceptance of our service offerings or are unable to implement the model while also maintaining focus on other key areas of our business, our net revenues, profitability and net income will be adversely impacted.

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

•
increasingly, introductions of competitive products, including products that customers may decide have better functions and features, and alternative payment solutions, such as mobile payments and processing, at the point of sale; and

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

We cannot be sure that we will successfully complete the development and introduction of new solutions or enhancements or that our new solutions will be accepted in the marketplace. We may also fail to develop and deploy new solutions and enhancements on a timely basis. In either case, we may lose market share to existing or new competitors and competing technologies, our solutions could become obsolete and our net revenues, results of operations and cash flows could suffer.

A majority of our net revenues are generated outside of the U.S. and we intend to continue to expand our operations internationally including through acquisitions and strategic partnerships. Our results of operations could suffer if we are unable to manage our international expansion effectively.

During the six months ended April 30, 2013, approximately 71.2% of our net revenues were generated outside the United States. During the fiscal year ended October 31, 2012, approximately 72.7% of our net revenues were generated outside of the United States. The percentage of net revenues generated outside of the U.S. has increased over recent years and we expect such percentage to continue to increase over time. In particular, our acquisition of Point has increased our business in the Nordic regions and elsewhere in Northern Europe and our acquisition of Hypercom has increased our business significantly in the EMEA region and Asia. Part of our strategy is to expand our penetration in existing foreign markets and to enter new foreign markets, particularly emerging markets where we expect to see growth in electronic payments and related services. Our ability to penetrate some international markets may be limited due to different technical standards, protocols or product requirements. Expansion of our international business will require significant management attention and financial resources. Certain emerging markets may require longer lead times to develop distribution channels and to develop payment histories that support collectability of accounts receivable, as well as require additional time and effort to obtain product certifications and gain market acceptance for our products. Our international net revenues will depend on our success in a number of areas, including:

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

Our international operations expose us to a number of risks, including:

•	multiple, changing, and often inconsistent enforcement of laws and regulations;

•	satisfying local regulatory or industry imposed requirements, including security or other certification requirements;

•	competition from existing market participants, including strong global or local competitors that may have a longer history in and greater familiarity with the international markets we enter;

•	tariffs and trade barriers;

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

In addition, compliance with foreign and U.S. laws and regulations, including changes and additions to such laws and regulations, that are applicable to our international operations is complex and may increase our cost of doing business in international jurisdictions and our international operations could expose us to fines and penalties if we fail to comply with these regulations. These laws and regulations include import and export requirements, trade restrictions and embargoes, exchange control regulations, data privacy requirements, labor laws, tax laws, anti-competition regulations, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials and other improper payments or inducements, such as the U.K. Bribery Act. Although we have implemented policies, procedures and training designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, distributors, suppliers and agents will not take actions in violation of our policies, particularly as we expand our operations through organic growth and acquisitions, including acquisitions of businesses that were not previously subject to and may not have familiarity with U.S. and other laws and regulations applicable to us or compliance policies similar to ours. For example, as described in our Quarterly Report on Form 10-Q filed for the fiscal quarter ended January 31, 2013, we submitted a voluntary disclosure to OFAC in connection with certain unauthorized activities by employees of one of our non-U.S. subsidiaries that involved potential violations of sanctions regulations. Any violations of sanctions or export control regulations or other laws could subject us to civil or criminal penalties, including the imposition of substantial fines and interest or prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our reputation, our brand, our international expansion efforts, our business, and negatively impact our operating results.

We are exposed to credit risk with some of our customers and to credit exposures and currency controls in certain markets, which could result in material losses.

A significant portion of our net revenues are on an open credit basis, with typical payment terms of up to 60 days in the U.S. and, because of local customs or conditions, longer in some international markets. In the past, there have been bankruptcies among our customer base. Although credit losses have not been material to date, credit risks may be higher and/or collections may be more difficult to enforce in emerging markets where we conduct business, including for example where the market for our products and solutions is still developing and their acceptance uncertain, and future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition. Also, certain customers that are invoiced in U.S. dollars, such as those based in Venezuela, have experienced and may continue to experience difficulties in obtaining U.S. dollars due to local currency controls, and therefore may not be able to remit timely payment to us. Additionally, to the extent that the ongoing uncertainty in the global economy continues to make it more difficult for some customers to obtain financing or access U.S. dollar currency, our customers' ability to pay could be adversely impacted, which in turn could have a material adverse impact on our business, cash flows, operating results and financial condition.

Our markets are highly competitive and subject to price erosion and rapidly evolving technologies and customer preferences.

The markets for our system solutions and services are highly competitive, and we have been subject to increasing competition and price pressures. In addition to competing with other manufacturers and distributors of electronic point of sale payment solutions, we compete with suppliers of cash registers that provide built-in electronic payment capabilities and producers of software that facilitates electronic payment over the internet. Customer purchasing decisions in our markets are sensitive to the value-added features incorporated into solutions such as ours and we must compete by differentiating our products with features we believe our customers will value over those offered by competing products. If we do not accurately predict and incorporate in a timely manner the features that the market desires or if consumers choose competitors' products, we may lose customers and market share, which would negatively impact our net revenues, profits and results of operations. Competition from manufacturers, distributors, new technologies or providers of products similar to or competitive with our system solutions or services could result in price reductions, reduced margins, and a loss of market share or could render our solutions obsolete. For example, First Data Corporation, a leading provider of payments processing services, and one of our largest customers, has developed and continues to develop a series of proprietary electronic payment systems for the U.S. market. Internationally, we face significant downward pressures on prices in Brazil, China, India and other regions where competition is increasingly fierce in the point-of-sale hardware market including aggressive pricing by some local competitors. Any decrease in our selling prices in order to compete in these markets will negatively impact our net revenues, gross margins and results of operations.

We experience significant and increasing levels of competition from existing and new competitors and a variety of technologies.

We expect to continue to experience significant and increasing levels of competition in the future from existing and new competitors, as well as from a variety of technologies, many of which are rapidly evolving. Increasingly, new competitors are entering the payments market with alternative payment solutions at the point of sale, such as mobile device-based card payment and processing solutions. Some of these alternative solutions enable payment and processing at the point of sale without use of a traditional payment terminal, such as the payment terminals we manufacture and sell. Our net revenues, profits and net income will be negatively impacted if we do not effectively compete with new market entrants, including by offering alternative solutions that align with shifts to payment on devices other than the traditional POS terminal. We also compete with smaller companies that have been able to develop strong local or regional customer bases. In certain foreign countries, some competitors are more established, benefit from greater name recognition and have greater resources within those countries than we do. Further, in certain international markets, such as Brazil, we may face competition from refurbished units which could result in reduced demand and pricing pressures.

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

The integration of Hypercom and Point is international in scope, complex, time-consuming, and expensive, and has disrupted and may continue to disrupt our business or divert the attention of management. Achieving the expected benefits of our acquisitions, including Hypercom and Point, depends in large part on our successful completion of our integration of the acquired businesses' operations and personnel with our own in a timely and efficient manner. We cannot assure you that all of our integration efforts will be completed as quickly as expected or that our acquisitions will achieve the expected benefits. The risks and challenges involved in the integration of Hypercom and Point include:

•
Integrating the international operations of Hypercom and Point, including coordinating the efforts of Hypercom's and Point's sales operations with those of VeriFone, particularly given the significant international operations of both acquisitions;

•	Managing Hypercom's or Point's technologies or lines of businesses, particularly those lines of business with which we have limited operational experience;

•	Integrating or migrating the information technology infrastructures of acquired operations into our information technology systems and resources in an effective and timely manner;

•
Migrating our acquired businesses to our common enterprise resource planning information system and integrating all operations, sales, accounting, and administrative activities for the combined company, all in a cost-effective and timely manner;

•	Incurring higher than anticipated costs in coordinating research and development and support activities across our existing and newly acquired products and services; and

•
Incorporating acquired technologies, products and service offerings into our next generation of products and solutions or to enhance introduction of new products, services, and technologies, while ensuring timely release of products to market, with any delay in the release of one or more product or service offerings potentially negatively impacting net revenues, profitability and results of operations.

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

Acquisitions or investments involve significant challenges and potential business risks, and we may not realize the expected benefits of any of our recent or future acquisitions. These challenges and risks, which are heightened due to the number, size and varying scope of our recently completed acquisitions, include:

•	the difficulty of successfully integrating the technologies, operations, business systems, and personnel of the acquired business, technology or product, including in a cost-effective manner;

•	the potential disruption of our ongoing business, including the diversion of management attention to issues related to integration and administration;

•	entering markets in which we have limited prior experience;

•
in the case of international acquisitions, such as the Point and Hypercom acquisitions, the need to integrate operations across different jurisdictions, cultures and languages and to address the particular economic, foreign currency, political, legal, compliance and regulatory risks, including with respect to countries where we previously had limited operations;

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

If we improperly forecast demand for our products we could end up with too many products and be unable to sell the excess inventory in a timely manner, if at all, or, alternatively we could end up with too few products and not be able to satisfy demand. This problem is exacerbated because we generally receive a significant volume of customer orders towards the end of each fiscal quarter which leaves us little room to adjust inventory mix to match demand. During the transition from an existing product to a new replacement product, we must accurately predict the demand for the existing and the new product. Furthermore, introducing new products into our current markets or existing products into new markets involves the uncertainty of whether the market will adopt our product in the volumes and time frames that we anticipate or at all. Our inability to properly manage our inventory levels could cause us to incur increased expenses associated with writing off excessive or obsolete inventory or lose sales or have to ship products by air freight to meet immediate demand, incurring incremental freight costs above sea freight costs, a preferred method, and suffering a corresponding decline in gross margins. If we do not accurately predict demand, we could also incur increased expenses associated with binding commitments to certain third-party contract manufacturers and suppliers which would negatively impact our gross margins and operating results. See Note 11. Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. During times of economic uncertainty, such as that of the global economic recession that continues to impact key regions such as Europe and the U.S., it becomes more difficult to accurately forecast demand and manage our inventory levels. Deteriorating market conditions have in the past and can in future periods cause us to incur additional costs associated with excess and obsolete inventory, scrap, and excess inventory held by our contract manufacturers.

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

We are currently a party in several litigation proceedings. If any of these proceedings are resolved adversely to us, this could have a material adverse effect on our business, financial condition, results of operations or cash flows. For example, in connection with the restatement of our historical interim financial statements during fiscal year 2007, a number of securities class action complaints were filed against us and certain of our officers, and purported derivative actions were also filed against certain of our current and former directors and officers. As described in Part II Item 1. Legal Proceedings of this Quarterly Report on Form 10-Q, on February 8, 2013, the Ninth Circuit issued a mandate returning the pending securities class action case to the U.S. District Court for the Northern District of California for further proceeding on plaintiffs' claims. We are participating with lead plaintiffs in mediation sessions. We are also subject to a number of pending tax assessment matters, particularly in Brazil where such assessments can be difficult to defend and result in substantial losses. Further, our operating results or financial condition may also be adversely impacted by claims or liabilities that we assume from an acquired company or that are otherwise related to an acquisition. For example, in connection with our acquisition of Hypercom, we have, except for certain exceptions related to the businesses divested by Hypercom, generally assumed all of Hypercom's litigation proceedings and tax assessments, and may also be liable for certain matters arising following closing of the Hypercom divestitures but related to pre-closing operations.

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

Our insurance policies may not cover certain claims that are filed against us or may not be sufficient to cover all of our costs for defending such actions or paying any damages in the event of an unfavorable outcome. Because we have a number of pending litigation matters, such amounts may be material. For example, during the fiscal quarter ended April 30, 2013, we recorded an additional $69.0 million related to litigation proceedings (excluding labor matters) based on our estimates of amounts we consider probable above insurance limits for such proceedings. Furthermore, we may be obligated to indemnify (and advance legal expenses to) both current and former officers, employees and directors in connection with the securities class action and derivative action matters. We currently hold insurance policies for the benefit of our directors and officers, although our insurance coverage may not be sufficient in some or all of these matters. Furthermore, our insurance carriers may seek to deny coverage in some or all of these matters, in which case we may have to fund the indemnification amounts owed to such directors and officers ourselves.

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

The outcome of litigation and tax assessments is inherently difficult to predict. If any such litigation or tax assessment is resolved adversely to us (whether as a result of a court judgment or a decision by us to settle litigation to avoid the distraction, expense and inherent risks of continued litigation), this could have a material adverse effect on our business, financial condition, results of operations and cash flows. Furthermore, even when we are able to reasonably estimate the probable loss and thus record an accrual for such probable and reasonably estimable loss contingency, the accrual may change due to new developments or changes in our estimates. For a description of our material pending litigation, see Part II Item 1. Legal Proceedings of this Quarterly Report on Form 10-Q.

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

A substantial portion of our business consists of sales made to customers outside the U.S. A portion of the net revenues we receive from such sales is denominated in currencies other than the U.S. dollar, primarily the British Pound, the euro and the Brazilian real, and the amount of net revenues in foreign currencies has increased with our acquisitions of Point and Hypercom. Additionally, portions of our cost of net revenues and our other operating expenses are incurred by our international operations and denominated in local currencies, primarily the British Pound, the euro and the Brazilian real. In particular, our net revenues, cost of net revenues and operating expense denominated in the euro and the Dutch Kroner and Swedish Kroner, which are impacted by the ongoing European sovereign debt crisis, have increased with the Point and Hypercom acquisitions. Fluctuations in the value of these net revenues, costs and expenses as measured in U.S. dollars have historically affected our results of operations, and adverse currency exchange rate fluctuations may have a material impact in the future. Further, changes in exchange rates that strengthen the U.S. dollar could increase the price of our products in the local currencies of the foreign markets we serve. Declines in foreign currencies relative to the U.S. dollar would result in making our products relatively more expensive than products that are denominated in local currencies, leading to a reduction in sales and profitability in those foreign markets. In addition, our balance sheet contains monetary assets and liabilities denominated in currencies other than the U.S. dollar, such as cash, intercompany balances, trade receivables and payables, and fluctuations in the exchange rates for these currencies could adversely affect our results of operations. We have, to some extent, entered into foreign exchange forward contracts intended to hedge our balance sheet exposure to adverse fluctuations in exchange rates. We have also effectively priced our System solutions products in U.S. dollars in certain countries. Nevertheless, these hedging arrangements may not always be effective, particularly in the event of imprecise forecasts of non-U.S. denominated assets and liabilities. Additionally, our efforts to effectively price products in U.S. dollars may have disadvantages as they may affect demand for our products if the local currency strengthens relative to the U.S. dollar. We could be adversely affected when the U.S. dollar strengthens relative to the local currency between the time of a sale and the time we receive payment, which would be collected in the devalued local currency. Accordingly, if there is an adverse movement in one or more exchange rates, we might suffer significant losses and our results of operations may otherwise be adversely affected. Uncertainty in the global market conditions have resulted in and may continue to cause significant volatility in foreign currency exchange rates which could increase these risks. As our international operations expand, our exposure to these risks also increases.

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

Our international sales of System solutions and Services tend to carry lower average selling prices and therefore have lower gross margins than our sales in North America. We also face continued downward pressure on prices in international markets such as China and Brazil where competition has intensified and in India where we continue to expand our business. In addition, the costs associated with international trade may be higher as a result of the importation costs, duties and trade requirements or other import or export control laws and regulations imposed by some jurisdictions where we do business. As a result, any improvement in our results of operations from our expansion internationally will likely not be as favorable or profitable as an expansion of similar magnitude in the U.S. and Canada. In addition, we are unable to predict for any future period our proportion of net revenues that will result from international sales versus sales in North America. Variations in this proportion from period to period may lead to volatility in our results of operations which, in turn, may depress the trading price of our stock.

We have experienced rapid and significant growth in our operations, and if we cannot adequately manage our growth, our results of operations will suffer.

We have experienced rapid and significant growth in our operations in certain periods, both organically and from acquisitions. We cannot be sure that we have made adequate allowances for the costs and risks associated with our expansion, or that our systems, procedures, business processes, and managerial controls will be adequate to support the rapid and significant expansion in our operations, including expansion into new vertical markets, expansion into a number of additional international markets, including emerging markets, and a broader range of payment services offerings globally. Any delay in implementing, or transitioning to, new or enhanced systems, procedures, or controls to accommodate and support the requirements of our business and operations and to effectively and efficiently integrate acquired operations may adversely affect our ability to meet customer requirements, manage our product inventory, and record and report financial and management information on a timely and accurate basis. If we are unable to successfully manage our expansion, our results of operations may be adversely affected.

We depend on a limited number of customers, including distributors and resellers, for a large percentage of our net revenues. If we do not effectively manage our relationships with them, our net revenues and operating results will suffer.

A significant percentage of our net revenues are attributable to a limited number of customers, including distributors and independent sales organizations (“ISOs”). For example, our ten largest customers accounted for approximately 24.4% of our total net revenues and three customers together accounted for 13.4% of our total net revenues for the three months ended April 30, 2013. Our net revenues are dependent in part on the timing of purchases by our large customers. If any of our large customers significantly reduces or delays purchases from us or if we are required to sell products to them at reduced prices or on other terms less favorable to us, our net revenues, profitability, cash flows and net income could be materially and adversely affected.

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

In addition, orders from our distributors and resellers depend on their sales volumes and inventory management decisions. We have experienced, and may in the future experience, a significant decrease in our net revenues based on the timing of orders from our distributors, which generally varies based on distributor decisions on managing inventory levels, desired product mix and timing of new product introductions. Declines or deferrals of orders could materially and adversely affect our net revenues, operating results and cash flows.

We may be subject to additional impairment charges due to potential declines in the fair value of our assets.

As a result of our acquisitions, particularly that of Lipman in November 2006, Hypercom in August 2011 and Point in December 2011, we have recorded significant goodwill and intangible assets on our balance sheet. We test goodwill and intangible assets for impairment on a periodic basis as required, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The events or changes that could require us to test our goodwill and intangible assets for impairment include a reduction in our stock price and market capitalization and changes in our estimated future cash flows, as well as changes in rates of growth in our industry or in any of our reporting units. For example, in the fourth fiscal quarter of 2008, we recorded an impairment charge of $289.1 million for goodwill and developed technology intangible assets due to lower revenue expectations in light of current operating performance and future operating expectations. During the first fiscal quarter of 2009, we concluded that the carrying amount of the North America and Asia reporting units exceeded their implied fair values and recorded an estimated impairment charge of $178.2 million. We finalized the goodwill evaluation process and recorded a $2.7 million reduction of impairment charge during the second quarter of fiscal year 2009, resulting in a final goodwill impairment charge of $175.5 million as of April 30, 2009 associated with the North America and Asia reporting units. We have not recorded any further goodwill impairment charges since the fiscal quarter ended April 30, 2009.

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

As discussed in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Goodwill, we performed an interim review for potential indicators of impairment during the second fiscal quarter of fiscal year 2013, noting the fact that EMEA net revenues were lower than estimated in our fiscal year 2012 annual impairment review and as a result, the fair value of the reporting unit may have decreased since the annual impairment review. In addition, foreign currency fluctuations in EMEA territories resulted in an increase in the reporting unit's carrying value since our fiscal year 2012 annual impairment review. We concluded that there was no indicator of impairment at April 30, 2013. Our evaluation of potential impairment in EMEA or any of our other reporting units could be negatively affected by a variety of factors, including a further decline in our stock price or our stock price remaining at levels resulting in our recent stock decline being considered sustained for goodwill impairment testing purposes, failure to meet our internal forecasts, further weakening of macroeconomic conditions or significant changes in management's business strategies. Any requirement to record impairment charges with respect to our EMEA reporting unit or otherwise could materially and adversely affect our financial results. See Note 8, Goodwill and Purchased Intangible Assets, in the Notes to Condensed Consolidated Financial Statements and Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Goodwill, of this Quarterly Report on Form 10-Q for additional information related to impairment of goodwill and intangible assets.

The value of our deferred tax assets may not be realizable to the extent our future profits are less than we have projected and we may be required to record valuation allowances against previously-booked deferred tax assets, which may have a material adverse effect on our results of operations and our financial condition.

Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, capital loss carry-forwards and net operating losses. We evaluate the realizability of our deferred income tax assets and assess the need for a valuation allowance on an ongoing basis. In evaluating our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible and before our capital loss carry-forwards and net operating losses expire. Our assessment of the realizability of our deferred income tax assets requires significant judgment. If we fail to achieve our projections or if we need to lower our projections, we may not have sufficient evidence of our ability to realize our deferred tax assets, and we may need to increase our valuation allowance. Any increase in the valuation allowance would result in additional income tax expense which could have a material adverse effect on our results of operations and financial condition.

Changes in our effective tax rate could adversely affect results of operations.

Our effective tax rate could be adversely affected by a number of factors, including shifts in the mix of pretax profits and losses by tax jurisdiction, loss or cessation of tax holidays or other tax benefit in one or more jurisdictions, our ability to use tax credits, changes in tax laws or related interpretations in the jurisdictions in which we operate, including jurisdictions where we conduct substantial portions of our business outside of the U.S. and which currently impose low or no taxes on our operations in those jurisdictions, and tax assessments and related interest and penalties resulting from income tax audits. We are subject to ongoing tax audits in various jurisdictions. Although we regularly assess the likely outcomes of such audits in order to determine the appropriateness of our tax provision, such assessments involve significant judgment and there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our net income or financial condition. We have not provided for U.S. federal and state income taxes or foreign withholding taxes that may result from future remittances of undistributed earnings of our foreign subsidiaries. Recently, there have been proposals to reform U.S. tax rules that may result in a reduction or elimination of the deferral of U.S. income tax on our foreign earnings, in which case our effective tax rate could be adversely affected. Any of these changes could have an adverse effect on our results of operations.

In addition, the government tax benefits that our Israel and Singapore subsidiaries have previously received required those subsidiaries to meet several conditions that we no longer meet and, therefore, we are subject to the statutory tax rates in these jurisdictions.

Israel

Our subsidiary in Israel (formerly Lipman) previously received tax benefits under Israeli law for capital investments that are designated as “Approved Enterprises.” We received such tax benefits of approximately $0.4 million during the twelve months ended October 31, 2009. Due to our restructuring and contract manufacturing arrangements entered into during the twelve months ended October 31, 2010 we no longer meet the requirements necessary to maintain the tax benefit status in Israel. Since November 1, 2009, we have been taxed at the full statutory rate in Israel and no future tax benefit has been recorded. This Israel subsidiary has undistributed earnings of approximately $174.0 million, the vast majority of which are attributable to Lipman's historic Approved Enterprise programs. As such, these earnings were not subject to Israeli statutory corporate tax at the time they were generated. Distribution or use of these funds outside Israel would subject us to payment of corporate and withholding taxes. For example, to the extent that these earnings are distributed to the U.S. in the future, our Israeli subsidiary would be required to pay corporate tax at the rate ordinarily applicable to such earnings, currently between 12.5% and 36.25%, which includes the withholding tax between the U.S. and Israel. We have accrued approximately $48.0 million for taxes associated with potential future distributions of our Israeli subsidiary's approximately $174.0 million in earnings.

Singapore

Our subsidiary in Singapore, which previously served as one of our principal operating subsidiaries, received tax benefits under the Singapore Pioneer Tax Holiday provision (the “Tax Holiday”), including tax benefits of approximately $19.2 million during the twelve months ended October 31, 2012, $13.6 million during the twelve months ended October 31, 2011 and $8.3 million during the twelve months ended October 31, 2010. To maintain our eligibility for these benefits, we were required to meet and maintain certain agreed conditions, including retaining agreed levels of Singapore employees and incurring and documenting total local business spend levels as agreed with the Singapore Economic Development Board. During 2010 we renegotiated the terms and conditions of the Tax Holiday, including an extension of our Tax Holiday through October 31, 2012. While we have continued to maintain personnel and certain operations in Singapore, we elected to not extend this Tax Holiday further and it expired on October 31, 2012. Therefore, effective November 1, 2012, any net income we generate in Singapore would be taxed at the statutory rate of 17% instead of the agreed Pioneer Tax Holiday rate of 0%. While we believe the cessation of this Tax Holiday does not require us to refund tax benefits received in the past, it is possible that the tax authorities may not agree with our positions.

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

Our sales will suffer if we cannot comply with industry and government regulations and standards, or if changing standards do not continue to drive upgrade cycles.

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

On the other hand, our business may also benefit from changes in industry standards and government regulations as well as technological changes, which are large drivers of customer upgrade cycles. For example, if EMV standards are required in the U.S., as currently anticipated, we expect that our business could benefit as customers move to upgrade their systems. If these or other standards are not implemented on the timeline we expect, or at all, or if they are implemented but we cannot deliver products that comply with these standards or if they are implemented later than we anticipate, our business will suffer. If customers do not continue to upgrade their terminals due to technological changes or changes in standards or government regulations, demand for our offerings could reach a saturation point, which would adversely affect our results of operations.

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

We offer complex solutions that are susceptible to undetected hardware and software errors or failures. Our solutions may experience failures when first introduced, as new versions are released, or at any time during their lifecycle. We cannot assure you that, despite our testing procedures and controls over manufacturing quality, errors will not be found in our products. Field failure may result from usage with third-party issued payment cards, for example, if such usage generates excess electrostatic discharge. Defects may also arise from third-party components that are incorporated into our products, such as hardware modules, chipsets or battery cells. Any product recalls as a result of errors or failures could result in the loss of customers, loss of or delays in market acceptance of our solutions, diversion of the attention of our research and development personnel from product development efforts, harm to our relationships with our customers, adversely affect our business and reputation and increase our product costs which could negatively impact our margins, profitability and results of operations. Any significant returns or warranty claims for any of our products, including products that we have added to our product offerings from acquisitions, could result in significant additional costs to us, such as costs to implement modifications to correct defects, recall and replace products and defending against litigation related to defective products or related property damage or personal injury, and could adversely affect our results of operations. Our customers may also run third-party software applications on our electronic payment systems. Errors in third-party applications could adversely affect the performance of our solutions.

The existence of defects and delays in correcting them could result in negative consequences, including the following: loss of customers, harm to our brand; delays in shipping system solutions; loss of market acceptance for our system solutions; additional warranty and other expenses associated with correcting or resolving defects; diversion of resources from product development; and loss of credibility with distributors, customers and partners. Identifying and correcting defects can be time consuming, costly and in some circumstances extremely difficult. Software errors may take several months to correct, and hardware defects may take even longer to correct.

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

We have recently experienced turnover in our management team. On March 11, 2013, we announced that Douglas Bergeron is stepping down from the position of Chief Executive Officer, effective March 12, 2013, and that Richard McGinn, the Chairman of our Board of Directors, would become our Interim Chief Executive Officer. The Board of Directors has formed a search committee to identify a new, permanent Chief Executive Officer. In February 2013, we announced the retirement of Robert Dykes as Chief Financial Officer and the appointment of Marc E. Rothman as our new Chief Financial Officer. Further, on March 18, 2013, we announced certain other sales and operations management changes. These or any other management changes could be disruptive and could negatively affect our business.

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

Terrorist attacks, war and international political instability may disrupt our ability to generate net revenues. Such events may negatively affect our ability to maintain net revenues and to develop new business relationships. Because a substantial and growing part of our net revenues is derived from sales and services to customers outside of the U.S. and we have our electronic payment systems manufactured outside the U.S., terrorist attacks, war and international political instability anywhere may decrease international demand for our products and inhibit customer development opportunities abroad, disrupt our supply chain and impair our ability to deliver our electronic payment systems, which could materially and adversely affect our net revenues or results of operations. Economic and political instability, particularly in the Middle East or OPEC member countries, may also disrupt the cost or supply of fuel which could increase our costs related to shipment and distribution of our products. Any of these events may also disrupt global financial markets and precipitate a decline in the price of our stock.

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

On December 28, 2011, our principal subsidiary, VeriFone, Inc., entered into a secured credit agreement (the "2011 Credit Agreement") for total senior secured credit facilities of $1.5 billion initially consisting of a Term A loan facility of $918.5 million (the "Term A Loan"), a Term B loan facility of $231.5 million (the "Term B Loan") and a revolving credit facility permitting borrowings of up to $350.0 million (the "Revolving Facility"). These credit facilities were made available (i) to fund a portion of the cash consideration for our acquisition of Point, (ii) to refinance certain existing debt at Point, (iii) to repay all outstanding amounts under our senior secured credit agreement entered into as of October 31, 2006 (the "2006 Credit Agreement"), (iv) to fund an escrow to repay at maturity or upon earlier conversion at the option of the holders thereof our 1.375% senior convertible notes due June 2012 (the "Senior Convertible Notes"), and (v) to pay related fees and expenses as well as for working capital requirements and for other general corporate purposes. As of April 30, 2013, we had outstanding loan balances of $967.9 million under our Term A Loan, $98.9 million under our Term B Loan, and $210.0 million drawn on the Revolving Facility. See Note 10. Financings, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

Following our acquisition of Point in December 2011 and the related entry into the 2011 Credit Agreement, our outstanding indebtedness and debt service obligations are substantial. As of April 30, 2013, we had total indebtedness outstanding of $1.3 billion related to our Term A Loan, Term B Loan and Revolving Facility. Principal payments on our Term A Loan facility are required to be repaid in quarterly installments of the following percentages of the original balance outstanding under the Term A Facility: 1.25% for each of the first eight calendar quarters after the closing date of the Credit Facility on December 28, 2011 through the quarter ending December 31, 2013; 2.50% for each of the next eight calendar quarters through the quarter ending December 31, 2015 and 5.00% for each of the calendar quarters ending March 31, 2016, June 30, 2016 and September 30, 2016 with the balance being due at maturity on December 28, 2016. The outstanding principal balance of the Term B Loan is required to be repaid in equal quarterly installments of 0.25% with the balance being due at maturity on December 28, 2018. Outstanding amounts may also be subject to mandatory prepayment with the proceeds of certain asset sales and debt issuances and, in the case of the Term B Loan, from a portion of annual excess cash flows (as determined under the 2011 Credit Agreement). See Note 10, Financings, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a schedule of the principal payments due under our financings.

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

Our share price has been volatile and we expect that the price of our stock may continue to fluctuate substantially.

Our stock price has fluctuated substantially since our initial public offering in 2005, for example, due to the announcement of our restatement in December 2007, during the recent turmoil in the worldwide financial markets, and due to the announcement of our preliminary results for the first fiscal quarter of 2013. In addition to fluctuations related to VeriFone-specific factors, broad market and industry factors may adversely affect the market price of our stock, regardless of our actual operating performance. Factors that could cause fluctuations in our stock price may include, among other things:

•	actual or anticipated variations in quarterly operating results;

•	changes in financial estimates by us or by any securities analysts who might cover our stock, or our failure to meet the estimates made by securities analysts;

•	uncertainty about current global economic conditions;

•	changes in the market valuations of other companies operating in our industry;

•	announcements by us or our competitors related to significant acquisitions, strategic partnerships or divestitures;

•	additions or departures of key personnel; and

•	sales or purchases of our stock, including sales or purchases of our stock by our directors and officers or by our principal stockholders.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS
The following documents are filed as Exhibits to this report:

Exhibit Number	Description
10.1(1)†	Letter Agreement, dated March 11, 2013, by and among VeriFone Systems, Inc., VeriFone, Inc. and Douglas G. Bergeron.

10.2(1)†	Letter Agreement, dated March 14, 2013, by and among VeriFone Systems, Inc., VeriFone, Inc. and Richard A. McGinn.

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.

**
XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(1) Filed as an exhibit to the Company's Current Report on Form 8-K, filed March 15, 2013.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIFONE SYSTEMS, INC.

By:	/S/ RICHARD A. MCGINN
Richard A. McGinn
Interim Chief Executive Officer

By:	/S/ MARC E. ROTHMAN
Marc E. Rothman
Executive Vice President and Chief Financial Officer
Date: June 5, 2013

EXHIBIT INDEX

Exhibit Number	Description
10.1(1)†	Letter Agreement, dated March 11, 2013, by and among VeriFone Systems, Inc., VeriFone, Inc. and Douglas G. Bergeron.

10.2(1)†	Letter Agreement, dated March 14, 2013, by and among VeriFone Systems, Inc., VeriFone, Inc. and Richard A. McGinn.

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Indicates a management contract or compensatory plan or arrangement.

**
XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.