Form 10-Q
period 2013-07-31
VERIFONE SYSTEMS, INC.
filed 2013-09-06
CIK 1312073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2013
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on August 30, 2013:

Class	Number of shares
Common Stock, $0.01 par value per share	109,236,844

VERIFONE SYSTEMS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended July 31,		Nine Months Ended July 31,
	2013	2012	2013	2012
	(Unaudited, in thousands, except per share data)
Net revenues:
System solutions	$250,818	$350,230	$809,086	$1,003,314
Services	165,155	138,820	461,921	377,278
Total net revenues	415,973	489,050	1,271,007	1,380,592
Cost of net revenues:
System solutions	168,929	206,213	524,044	607,238
Services	92,104	75,330	265,755	217,050
Total cost of net revenues	261,033	281,543	789,799	824,288
Total gross margin	154,940	207,507	481,208	556,304
Operating expenses:
Research and development	46,099	38,657	127,482	111,585
Sales and marketing	49,485	46,182	141,729	132,309
General and administrative	43,213	43,414	126,870	138,148
Litigation loss contingency expense	(5,000)	—	64,000	17,632
Amortization of purchased intangible assets	23,862	23,177	71,680	60,549
Total operating expenses	157,659	151,430	531,761	460,223
Operating income (loss)	(2,719)	56,077	(50,553)	96,081
Interest, net	(11,638)	(15,264)	(34,389)	(46,384)
Other income (expense), net	(426)	(721)	5,820	(23,350)
Income (loss) before income taxes	(14,783)	40,092	(79,122)	26,347
Income tax provision (benefit)	(12,893)	2,313	(31,913)	(12,067)
Consolidated net income (loss)	(1,890)	37,779	(47,209)	38,414
Net (income) loss attributable to noncontrolling interests	13	(84)	(1,206)	(366)
Net income (loss) attributable to VeriFone Systems, Inc. stockholders	$(1,877)	$37,695	$(48,415)	$38,048
Net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Basic	$(0.02)	$0.35	$(0.45)	$0.36
Diluted	$(0.02)	$0.34	$(0.45)	$0.34
Weighted average number of shares used in computing net income (loss) per share:
Basic	108,638	107,568	108,295	106,768
Diluted	108,638	110,384	108,295	110,305
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2013	2012	2013	2012
	(Unaudited, in thousands)
Net income (loss) attributable to VeriFone Systems, Inc. stockholders	$(1,877)	$37,695	$(48,415)	$38,048
Other comprehensive income (loss):
Net change in:
Foreign currency translation	613	(75,847)	4,151	(70,408)
Unrealized gain (loss) on derivatives	1,071	(2,074)	1,355	(5,176)
Tax impact of unrealized gain (loss) on derivatives	(1,117)	767	(717)	1,932
Other	(129)	(1,831)	(118)	(2,260)
Comprehensive loss attributable to VeriFone Systems, Inc. stockholders	$(1,439)	$(41,290)	$(43,744)	$(37,864)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2013	October 31, 2012
	(Unaudited, in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$309,310	$454,072
Accounts receivable, net of allowances of $13,261 and $8,491	268,845	366,887
Inventories	171,901	178,274
Prepaid expenses and other current assets	148,765	136,210
Total current assets	898,821	1,135,443
Fixed assets, net	157,737	146,803
Purchased intangible assets, net	664,841	734,808
Goodwill	1,224,651	1,179,381
Deferred tax assets	235,530	215,139
Other long-term assets	83,154	79,033
Total assets	$3,264,734	$3,490,607

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$111,783	$193,062
Accruals and other current liabilities	284,122	230,867
Deferred revenue, net	91,541	91,545
Short-term debt	79,130	54,916
Total current liabilities	566,576	570,390
Long-term deferred revenue, net	41,857	37,062
Long-term deferred tax liabilities	186,465	214,537
Long-term debt	1,040,273	1,252,701
Other long-term liabilities	88,946	70,440
Total liabilities	1,924,117	2,145,130
Commitments and contingencies	—	—
Redeemable noncontrolling interest in subsidiary	723	861
Stockholders’ equity:
Preferred stock: 10,000 shares authorized, no shares issued and outstanding as of July 31, 2013 and October 31, 2012	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 109,223 and 108,074 shares issued, and 109,223 and 107,930 shares outstanding as of July 31, 2013 and October 31, 2012	1,092	1,081
Additional paid-in capital	1,582,482	1,543,127
Accumulated deficit	(252,438)	(204,023)
Accumulated other comprehensive loss	(27,719)	(32,390)
Total stockholders’ equity	1,303,417	1,307,795
Noncontrolling interest in subsidiaries	36,477	36,821
Total liabilities and equity	$3,264,734	$3,490,607
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended July 31,
	2013	2012
	(Unaudited, in thousands)
Cash flows from operating activities
Consolidated net income (loss)	$(47,209)	$38,414
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization, net	153,679	129,819
Stock-based compensation expense	31,968	34,171
Non-cash interest expense	—	10,290
Deferred income taxes	(61,035)	(15,576)
Gain on divestiture of assets	(4,080)	—
Asset impairment	6,763	—
Other	(1,116)	2,218
Net cash provided by operating activities before changes in operating assets and liabilities	78,970	199,336
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable, net	97,337	(59,562)
Inventories, net	7,281	(4,233)
Prepaid expenses and other assets	(10,980)	(26,664)
Accounts payable	(80,677)	23,371
Deferred revenue, net	6,741	31,758
Other current and long-term liabilities	82,873	(18,643)
Net change in operating assets and liabilities	102,575	(53,973)
Net cash provided by operating activities	181,545	145,363

Cash flows from investing activities
Capital expenditures	(60,334)	(44,555)
Acquisition of businesses, net of cash and cash equivalents acquired	(77,048)	(1,069,412)
Proceeds from divestiture of assets	6,000	12,595
Other investing activities, net	1,993	1,111
Net cash used in investing activities	(129,389)	(1,100,261)

Cash flows from financing activities
Proceeds from debt, net of issuance costs	123,174	1,414,447
Repayments of debt	(314,695)	(357,198)
Repayments of senior convertible notes, including interest	—	(279,159)
Proceeds from issuance of common stock through employee equity incentive plans	9,680	28,683
Payments of acquisition-related contingent consideration	(9,860)	(23,804)
Distribution to noncontrolling interest stockholders	(1,689)	(1,543)
Net cash provided by (used in) financing activities	(193,390)	781,426
Effect of foreign currency exchange rate changes on cash and cash equivalents	(3,528)	(11,283)
Net decrease in cash and cash equivalents	(144,762)	(184,755)
Cash and cash equivalents, beginning of period	454,072	594,562
Cash and cash equivalents, end of period	$309,310	$409,807

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

Note 1. Principles of Consolidation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of VeriFone Systems, Inc. (“we,” “us,” “our,” "VeriFone," and “the Company” refer to VeriFone Systems, Inc. and its consolidated subsidiaries) as of July 31, 2013 and October 31, 2012, and for the three and nine months ended July 31, 2013 and 2012, have been prepared in accordance with GAAP (U.S. generally accepted accounting principles) for interim financial information and with the instructions on Form 10-Q pursuant to the rules and regulations of the SEC (U.S. Securities and Exchange Commission). In accordance with those rules and regulations, we have omitted certain information and notes normally provided in our annual consolidated financial statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring items, necessary for the fair presentation of our financial position and results of operations for the interim periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012. The results of operations for the three and nine months ended July 31, 2013 are not necessarily indicative of the results expected for the entire fiscal year.

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of VeriFone Systems, Inc. and our wholly-owned and majority-owned subsidiaries. The accompanying unaudited Condensed Consolidated Financial Statements also include the results of companies acquired by us from the date of each acquisition. All significant inter-company accounts and transactions have been eliminated. Amounts pertaining to the noncontrolling ownership interests held by third parties in the operating results and financial position of our majority-owned subsidiaries are reported as "Net income (loss) attributable to noncontrolling interests" in our unaudited Condensed Consolidated Statements of Operations and on our unaudited Condensed Consolidated Balance Sheets as "Redeemable noncontrolling interest in subsidiary" when the third party ownership interest is redeemable at the option of the stockholder, outside of our control, or as "Noncontrolling interest in subsidiaries" in all other cases.

The Condensed Consolidated Balance Sheet at October 31, 2012 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

As a result of new Company leadership and related changes in the structure of our internal organization during the three months ended April 30, 2013, we realigned our operating segments. We determined our operating segments based on the discrete financial information used by our Interim Chief Executive Officer, who is our chief operating decision maker, to assess performance, allocate resources, and make decisions regarding VeriFone's operations. We operate in three business segments: Americas, EMEA, and ASPAC. Our Americas segment is defined as our operations in North America, South America, Central America, and the Caribbean. Our EMEA segment is defined as our operations in Europe, the Middle East, and Africa. Our ASPAC segment consists of our operations in Asia, Australia, New Zealand, and other Asia Pacific Rim countries. Our reportable segments are the same as our operating segments. Our EMEA and ASPAC operating segments are also reporting units, and our other reporting units are components of the Americas operating segment. All prior period amounts reported by operating segments have been reclassified to conform to the current presentation.

Certain prior period amounts reported in our unaudited Condensed Consolidated Financial Statements and Notes thereto have been reclassified to conform to the current period presentation, with no impact on previously reported operating results or financial position.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions about future events that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying Notes to Condensed Consolidated Financial Statements. The estimates and judgments affect the reported amounts of assets, liabilities, net revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, we evaluate our estimates including those related to net revenues, product returns, warranty obligations, receivables, inventories, goodwill and intangible assets, income taxes and related tax assets, contingencies, share-based compensation, and litigation, among others. We base our estimates on historical experience and information available to us at the time these estimates are made. Actual results could differ materially from these estimates.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

Significant Accounting Policies

During the three and nine months ended July 31, 2013, there have been no changes in our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012.

Concentrations of Credit Risk

For the three and nine months ended July 31, 2013 and 2012 no single customer accounted for more than 10% of our total net revenues. For the three months ended July 31, 2013, one customer accounted for approximately 12.6% of net revenues in our EMEA reportable segment and one customer accounted for approximately 10.7% of net revenues in our ASPAC reportable segment. No single customer accounted for more than 10% of net revenues in our Americas reportable segment for the three months ended July 31, 2013. For the nine months ended July 31, 2013, one customer accounted for approximately 10.7% of net revenues in our ASPAC reportable segment, and no single customer accounted for more than 10% of net revenues in our other reportable segments.

For the three months ended July 31, 2012, one customer accounted for approximately 14.0% of net revenues in our Americas reportable segment, one customer accounted for approximately 12.8% of net revenues in our ASPAC reportable segment, and no single customer accounted for more than 10% of net revenues in our EMEA reportable segment. For the nine months ended July 31, 2012, one customer accounted for approximately 13.7% of net revenues in our Americas reportable segment, one customer accounted for approximately 11.9% of net revenues in our ASPAC reportable segment, and no single customer accounted for more than 10% of net revenues in our EMEA reportable segment.

As of July 31, 2013 and October 31, 2012, no single customer accounted for more than 10% of our total Accounts receivable, net of allowances.

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

During February 2013, the FASB (Financial Accounting Standards Board) issued ASU 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. ASU 2013-02 requires disclosure of amounts reclassified out of accumulated other comprehensive income by component and by net income line item. The disclosure may be provided either parenthetically on the face of the financial statements or in the notes. ASU 2013-02 is effective for annual reporting periods beginning after December 15, 2012, and interim periods within those annual periods. We plan to adopt ASU 2013-02 in our first quarter of fiscal year 2014. ASU 2013-02 will impact only the financial statement presentation, and will have no impact on our financial position or results of operations.

During July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 provides presentation requirements for unrecognized tax benefits when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. ASU 2013-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. Early adoption and retrospective application is permitted. We are evaluating whether we will adopt ASU 2013-11 prior to the required adoption in our first quarter of fiscal year 2015. ASU 2013-11 may impact the asset or liability financial statement presentation of certain unrecognized tax benefits, but will not change our assessment of the realizability of our deferred tax assets, and will not have a material impact on our results of operations.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

Note 2. Business Combinations

Fiscal Year 2013 Acquisitions

We completed the acquisitions of ENZ (EFTPOS New Zealand Limited), which holds the switching and terminal business of ANZ Bank New Zealand Limited, and Sektor (Sektor Payments Limited), which was our main distributor in New Zealand, during the nine months ended July 31, 2013. We anticipate that these acquisitions will provide us with software, services infrastructure, and distribution resources necessary to provide our customers in New Zealand with both electronic payment solutions and managed services. The aggregate cash consideration paid totaled $62.8 million. All of the assets, liabilities, and goodwill of the ENZ and Sektor acquisitions were assigned to our ASPAC reportable segment.

Each acquisition was accounted for using the acquisition method of accounting. VeriFone acquired all outstanding equity of ENZ. The Sektor acquisition was an acquisition of assets and assumption of certain liabilities. The results of operations for the acquired businesses have been included in our financial results since their respective acquisition dates. ENZ contributed approximately $5.3 million of additional net revenues in the three and nine months ended July 31, 2013. Net revenues from Sektor and earnings from both ENZ and Sektor are not material in relation to our financial results for the periods presented or our financial position as of July 31, 2013.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed (in thousands) at the acquisition date of each transaction.

	ENZ	Sektor	Total
Acquisition date	May 31, 2013	April 2, 2013
Assets acquired (liabilities assumed), net	$5,111	$441	$5,552
Intangible assets (1)	20,374	3,956	24,330
Goodwill (2)	29,042	3,851	32,893
Total purchase price	$54,527	$8,248	$62,775

(1)
Intangible assets acquired include developed technology of $1.3 million, customer relationships of $21.2 million, and trademarks of $1.8 million, which will be amortized over their estimated useful lives of one to nine years.

(2)
Goodwill represents the expected benefits of combining the acquisitions' operations with VeriFone's operations. We do not expect the goodwill recognized to be deductible for income tax purposes. Goodwill is not amortized.

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

The estimated fair value of acquired contingent consideration owed by Point related to its prior acquisitions was $20.4 million as of the acquisition date. This contingent consideration is payable in cash if certain operating and financial targets are achieved in the two years following the dates of those acquisitions. The payout criteria for the contingent consideration contain provisions for prorated payouts if the target criteria are not met, provided that certain minimum thresholds are achieved. Subsequent to the acquisition of Point, through July 31, 2013, we have paid $19.5 million of the contingent consideration. The $1.5 million remaining balance accrued at July 31, 2013 is expected to be paid during the quarter ending October 31, 2013 and is included in acquisition contingent consideration payable in Accruals and other current liabilities on our Condensed Consolidated Balance Sheets. As of July 31, 2013, the maximum contingent consideration payable, if all operating and financial targets were met, totaled $4.6 million.

Other Fiscal Year 2012 Acquisitions

During fiscal year 2012, in addition to Point, we completed acquisitions of other businesses and net assets described in the table below for an aggregate purchase price of $81.5 million. The $81.5 million aggregate purchase price includes $6.4 million of holdback payments that will be paid between 12 to 15 months after the date the respective acquisitions closed, unless the general representations and warranties made by the sellers as of the acquisition date were untrue, and contingent consideration having a fair value as of the respective acquisition dates totaling $3.8 million.

The holdback amounts are included in acquisition contingent consideration payable in Accruals and other current liabilities on our Condensed Consolidated Balance Sheets. The contingent consideration will be payable in cash for the ChargeSmart and LIFT Retail acquisitions, if certain operating and financial targets are achieved in the first three years of operations after the acquisition. The payout criteria for the contingent consideration contain provisions for prorated payouts if the target criteria are not met, provided that certain minimum thresholds are achieved. The contingent consideration was valued at $0.4 million and $3.4 million for the ChargeSmart and LIFT Retail acquisitions as of the respective acquisition dates, and the maximum contingent consideration payable for these transactions, if all operating and financial targets were met, totaled $11.0 million and $8.0 million. To date, we have not paid any amounts under these arrangements although certain measurement dates have passed. We decreased the acquisition earn-out payables by $0.4 million for the ChargeSmart acquisition and $3.4 million, excluding imputed interest, for the LIFT Retail acquisition during the nine months ended July 31, 2013, as we do not expect to pay these amounts. As a result, there is no accrual remaining for these contingent consideration arrangements. If all remaining operating and financial targets were to be met, the remaining maximum payouts for this contingent consideration total $5.0 million and $6.0 million for the ChargeSmart and LIFT Retail acquisitions.

Each acquisition was accounted for using the acquisition method of accounting. No VeriFone equity was issued, and in each transaction all the outstanding equity of the applicable business were acquired, except for Show Media, which was an acquisition of assets and assumption of certain liabilities. The results of operations for the acquired businesses have been included in our financial results since their respective acquisition dates.

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

All of the assets, liabilities and goodwill of the LIFT Retail, ChargeSmart and Show Media acquisitions were assigned to our Americas reportable segment. The assets, liabilities and goodwill of the Global Bay acquisition were primarily assigned to our Americas reportable segment, with a nominal amount of assets, liabilities and goodwill assigned to our EMEA reportable segment.

Acquisition-Related Costs

Transaction costs directly related to our acquisitions were recorded as expenses in our Condensed Consolidated Statements of Operations and include expenditures for professional services such as banking, legal and accounting, as well as other directly related incremental costs incurred to close the acquisition.

The following table presents a summary of acquisition-related costs included in our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2013	2012	2013	2012
Cost of net revenues	$—	$3	$26	$12
Sales and marketing	49	12	67	195
General and administrative	194	505	923	8,094
Total acquisition-related costs	$243	$520	$1,016	$8,301

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

The following table presents the computation of net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2013	2012	2013	2012
Basic and diluted net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Numerator:
Net income (loss) attributable to VeriFone Systems, Inc. stockholders	$(1,877)	$37,695	$(48,415)	$38,048
Denominator:
Weighted average shares attributable to VeriFone Systems, Inc. stockholders - basic	108,638	107,568	108,295	106,768
Weighted average effect of dilutive securities:
Stock options, RSUs and RSAs	—	2,816	—	3,290
Senior convertible notes (1)	—	—	—	247
Weighted average shares attributable to VeriFone Systems, Inc. stockholders - diluted	108,638	110,384	108,295	110,305
Net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Basic	$(0.02)	$0.35	$(0.45)	$0.36
Diluted	$(0.02)	$0.34	$(0.45)	$0.34

(1) The diluted shares from the senior convertible notes do not include the effects of note hedge transactions on those notes, as described in Note 10. Financings. The note hedge transactions would have reduced the dilution attributable to the senior convertible notes by 50% if and when those notes had been converted and the note hedge transactions exercised. These outstanding note hedge transactions expired unused in June 2012.

For the three and nine months ended July 31, 2013, equity incentive awards to purchase 6.0 million and 5.3 million weighted average shares were anti-dilutive because we incurred a net loss for those periods. For both the three and nine months ended July 31, 2012, equity incentive awards to purchase 4.0 million shares of common stock were excluded from the calculation of weighted average shares for diluted net income per share as they were anti-dilutive. Anti-dilutive awards could impact future calculations of diluted net income (loss) per share if the fair market value of our common stock increases.

The senior convertible notes, which were repaid in full in June 2012 without any conversion rights having been exercised, were considered to be Instrument C securities, and therefore, only the conversion spread relating to the notes would be included in our diluted earnings per share calculation, if dilutive. The conversion spread of the notes had a dilutive effect when the average share price of our common stock during any quarter exceeded $44.02. The average share price of our common stock during the three months ended July 31, 2012 was $37.42, and therefore, the senior convertible notes were anti-dilutive for that period.

Warrants to purchase 7.2 million shares of our common stock were outstanding at July 31, 2013 and 2012. The warrants were not included in the computation of diluted earnings per share because the warrants' $62.36 exercise price was greater than the average share price of our common stock during the three and nine months ended July 31, 2013 and 2012. Therefore, the effect of the warrants was anti-dilutive for those periods.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

Note 4. Employee Benefit Plans

Equity Incentive Plans

We grant stock awards, including stock options, RSUs (restricted stock units) and RSAs (restricted stock awards) pursuant to a stockholder-approved equity incentive plan. Our outstanding stock awards have included vesting provisions that are based on either time or performance. These equity incentive plans are described in further detail in Note 4, Employee Benefits Plan, in the Notes to Consolidated Financial Statements of our 2012 Annual Report on Form 10-K. All stock awards granted during the nine months ended July 31, 2013 were granted under the 2006 Equity Incentive Plan, as amended. At our annual meeting of stockholders on June 20, 2013, our stockholders approved an amendment to the 2006 Equity Incentive Plan to increase the number of shares of common stock that may be issued under the plan by 9,250,000. As of July 31, 2013, the number of shares available for future grants under the 2006 Equity Incentive Plan was 8.6 million. Shares issued to employees on the exercise or vesting of equity incentive awards are issued from authorized unissued common stock.

Equity Incentive Plan Activity

The following table provides a summary of stock option activity for the nine months ended July 31, 2013:

	Shares Under Option (Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Thousands)
Outstanding at October 31, 2012	8,000	$23.93
Granted	560	$24.07
Exercised	(1,037)	$9.33
Canceled	(854)	$32.56
Expired	(318)	$31.13
Outstanding at July 31, 2013	6,351	$24.60	3.8	$20,325
Vested or expected to vest at July 31, 2013	6,112	$24.31	3.7	$20,229
Exercisable at July 31, 2013	4,226	$21.55	3.1	$19,118

The weighted-average grant-date fair value per share for stock options granted during the nine months ended July 31, 2013 and 2012 was $9.26 and $17.32.

The total proceeds received from employees as a result of employee stock option exercises for the nine months ended July 31, 2013 and 2012 were $9.7 million and $28.7 million. We recognized no tax benefit during the nine months ended July 31, 2013 related to employee stock option exercises, and $0.1 million of tax benefits during the nine months ended July 31, 2012. The total intrinsic value of options exercised during the nine months ended July 31, 2013 and 2012 was $14.1 million and $61.3 million.

The following table summarizes RSU and RSA balances as of July 31, 2013 and October 31, 2012, as well as activity for the nine months ended July 31, 2013:

	Shares (Thousands)	Aggregate Intrinsic Value (Thousands)
Outstanding at October 31, 2012	1,913
Granted	2,213
Released	(416)
Canceled	(513)
Outstanding at July 31, 2013	3,197	$60,974
Expected to vest at July 31, 2013	2,722	$51,908
Vested and deferred at July 31, 2013	633	$12,079

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

There were no RSAs granted during the nine months ended July 31, 2013. RSUs granted during the nine months ended July 31, 2013 included grants with time and performance based vesting conditions. Except for one grant described below, the vesting conditions of the performance-based RSUs are contingent upon meeting certain internal financial and operational targets. The vesting conditions of all grants were set by the compensation committee of the board of directors at the time of the grant.

One of the performance-based RSU grants during January 2013 was a long-term incentive grant to our former Chief Executive Officer that was subject to vesting based on our achievement of total shareholder return relative to peers on a stacked-ranking basis over a three year performance period. This grant was canceled during March 2013 in connection with his resignation from the Company.

We had a total of 3.1 million RSUs and 0.1 million RSAs outstanding as of July 31, 2013.

The weighted-average grant-date fair value per share for RSUs granted during the nine months ended July 31, 2013 and 2012 was $21.79 and $39.08.

The total fair value of RSUs that vested during the nine months ended July 31, 2013 and 2012 was $8.4 million and $11.0 million.

Equity Incentive Award Valuation

We estimate the grant-date fair value of stock options using the Black-Scholes-Merton valuation model, using the following weighted-average assumptions:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2013	2012	2013	2012
Expected term (in years)	3.5	3.6	3.5	3.6
Risk-free interest rate	1.0%	0.6%	0.7%	0.7%
Expected dividend rate	0.0%	0.0%	0.0%	0.0%
Expected stock price volatility	55.0%	69.6%	52.9%	68.3%

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

•
The expected stock price volatility considers the historical volatility of common stock for the expected term of the options, and includes the elements listed below at the weighted percentages presented:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2013	2012	2013	2012
Historical volatility of our common stock	95.0%	95.0%	95.0%	81.7%
Historical volatility of comparable companies' common stock	0.0%	0.0%	0.0%	13.3%
Implied volatility of our traded common stock options	5.0%	5.0%	5.0%	5.0%

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

Stock-Based Compensation Expense

The following table presents the stock-based compensation expense recognized in our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2013	2012	2013	2012
Cost of net revenues	$670	$560	$1,633	$1,501
Research and development	1,994	1,497	5,001	3,951
Sales and marketing	3,085	5,177	10,947	13,844
General and administrative	3,831	5,211	14,387	14,875
Total stock-based compensation	$9,580	$12,445	$31,968	$34,171

Our computation of stock-based compensation expense includes an estimate of award forfeitures based on historical experience. We record compensation expense only for those awards that are expected to vest.

As of July 31, 2013, total unrecognized compensation expense adjusted for estimated forfeitures related to unvested stock options was $26.7 million and related to unvested RSUs and RSAs was $40.7 million, which is expected to be recognized over the remaining weighted-average vesting periods of 2.2 years for stock options and 2.9 years for RSUs and RSAs.

Note 5. Income Taxes

We recorded income tax benefits of $12.9 million and $31.9 million for the three and nine months ended July 31, 2013, an income tax provision of $2.3 million for the three months ended July 31, 2012, and an income tax benefit of $12.1 million for the nine months ended July 31, 2012. The effective tax rates for the three and nine months ended July 31, 2013 and 2012 are lower than the U.S. statutory tax rate primarily due to earnings in countries where we are taxed at lower rates compared to the U.S. federal and state statutory rates. The income tax benefit for the three months ended July 31, 2013 includes $5.1 million of discrete tax benefits. The income tax benefit for the nine months ended July 31, 2013 includes a discrete tax benefit of $24.1 million related to litigation loss contingency expense and a discrete tax benefit of $8.2 million related to changes in the statutory tax rates' impact on deferred taxes, offset by a discrete tax provision of $11.7 million related to an increase in uncertain tax positions. The income tax provision for the three months ended July 31, 2012 is net of a discrete tax benefit of $6.6 million related to litigation loss contingency expense. The income tax benefit for the nine months ended July 31, 2012 includes a discrete tax benefit of $8.5 million related to the foreign exchange loss on futures contracts that was incurred during December 2011 and $6.6 million related to a litigation loss contingency expense, which was incurred during June 2012.

As of July 31, 2013, on a worldwide basis we remain in a net deferred tax asset position of $83.0 million. The realization of our deferred tax assets depends primarily on our ability to generate sufficient U.S. and foreign taxable income in future periods. The amount of deferred tax assets considered realizable may increase or decrease in future periods as we continue to evaluate the underlying basis for our estimates of future U.S. and foreign taxable income.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

Our unrecognized tax benefits increased by approximately $20.5 million during the nine months ended July 31, 2013 as a result of tax positions taken in the current period. The amount of unrecognized tax benefits could be reduced upon closure of tax examinations or if the statute of limitations on certain tax filings expires without assessment from the relevant tax authorities. We believe that it is reasonably possible that there could be a reduction in unrecognized tax benefits due to statute of limitation expirations in multiple tax jurisdictions during the next twelve months of approximately $2.0 million. Interest and penalties accrued on these uncertain tax positions will also be released upon the expiration of statutes of limitations.

Note 6. Balance Sheet and Statement of Operations Details

Cash

Cash and cash equivalents as of July 31, 2013 and October 31, 2012 included $268.8 million and $410.3 million held by our foreign subsidiaries. If we decide to distribute or use such cash and cash equivalents outside those foreign jurisdictions, including a distribution to the U.S., we may be subject to additional taxes or costs.

Restricted cash included in Prepaid expenses and other current assets and Other long-term assets in our Condensed Consolidated Balance Sheets as of July 31, 2013 and October 31, 2012 was mainly comprised of pledged deposits and deposits to Brazil courts related to tax proceedings pending adjudication.

Inventories

Inventories consisted of the following (in thousands):

	July 31, 2013	October 31, 2012
Raw materials	$48,631	$50,952
Work-in-process	1,579	552
Finished goods	121,691	126,770
Total inventory	$171,901	$178,274

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	July 31, 2013	October 31, 2012
Deferred income taxes	$47,130	$39,072
Prepaid expenses	43,341	37,261
Prepaid taxes	33,375	36,678
Bank acceptances receivable	6,741	2,151
Restricted cash	5,064	4,149
Other receivables	3,371	12,715
Other current assets	9,743	4,184
Total prepaid expenses and other current assets	$148,765	$136,210

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	Estimated Useful Life (Years)	July 31, 2013	October 31, 2012
Revenue generating assets	5	$124,889	$101,589
Computer hardware and software	3-5	79,662	70,064
Machinery and equipment	3-10	42,155	35,865
Leasehold improvements	Lesser of the term of the lease or the estimated useful life	21,837	20,773
Office equipment, furniture, and fixtures	3-5	13,142	9,423
Buildings	40-50	6,773	6,788
Depreciable fixed assets, at cost		288,458	244,502
Accumulated depreciation		(141,192)	(106,688)
Depreciable fixed assets, net		147,266	137,814
Construction in progress		9,326	7,838
Land		1,145	1,151
Fixed assets, net		$157,737	$146,803

Total depreciation expense for depreciable fixed assets for the three months ended July 31, 2013 and 2012 was $15.5 million and $11.4 million. Total depreciation expense for depreciable fixed assets for the nine months ended July 31, 2013 and 2012 was $40.8 million and $34.4 million.

During the nine months ended July 31, 2013, we recorded a $6.8 million impairment charge to Costs of net revenues related to revenue generating assets in our taxi solutions business in our EMEA segment for which the net book value of the assets exceeded their fair value. We used the income approach to determine the fair value.

Other Long-Term Assets

Other long-term assets consisted of the following (in thousands):

	July 31, 2013	October 31, 2012
Debt issuance costs, net	$26,215	$31,897
Capitalized software development costs, net	17,221	12,238
Deposits	12,814	9,068
Long-term restricted cash	10,534	12,754
Long-term receivables	6,289	7,531
Other long-term assets	10,081	5,545
Total other long-term assets	$83,154	$79,033

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

Accruals and Other Current Liabilities

Accruals and other current liabilities consisted of the following (in thousands):

	July 31, 2013	October 31, 2012
Accrued legal loss contingencies, including interest (Note 11)	$87,528	$28,026
Accrued expenses	67,798	68,431
Accrued compensation	53,788	47,019
Sales and value-added taxes payable	14,191	12,461
Accrued warranty	13,415	11,931
Deferred tax liabilities - current portion	13,177	9,594
Accrued liabilities for contingencies related to tax assessments, including interest (Note 11)	9,898	11,818
Income taxes payable	4,346	13,577
Acquisition contingent consideration payable - current portion	3,196	14,111
Other current liabilities	16,785	13,899
Total accruals and other current liabilities	$284,122	$230,867

Accrued Warranty

Activity related to Accrued warranty consisted of the following (in thousands):

	Nine Months Ended July 31, 2013	Year Ended October 31, 2012
Balance at beginning of period	$12,775	$22,032
Warranty charged to cost of net revenues	11,263	12,340
Utilization of warranty accrual	(9,133)	(20,494)
Other	(273)	(1,103)
Balance at end of period	14,632	12,775
Less: current portion	(13,415)	(11,931)
Long-term portion	$1,217	$844

Deferred Revenue, Net

Deferred revenue, net of related costs consisted of the following (in thousands):

	July 31, 2013	October 31, 2012
Deferred revenue	$148,110	$144,492
Deferred cost of revenue	(14,712)	(15,885)
Deferred revenue, net	133,398	128,607
Less current portion	(91,541)	(91,545)
Long-term portion	$41,857	$37,062

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	July 31, 2013	October 31, 2012
Long-term income tax liabilities	$64,616	$44,144
Statutory retirement and pension obligations - non-current portion	12,214	10,983
Other long-term liabilities	12,116	15,313
Total other long-term liabilities	$88,946	$70,440

Redeemable Noncontrolling Interest in Subsidiary

The redeemable noncontrolling interest related to ABS (All Business Solutions S.R.L.) is recognized at the greater of the initial carrying amount increased or decreased for the noncontrolling interest's share of net income or loss or its redemption value. As of July 31, 2013 and October 31, 2012, the carrying amount of the redeemable noncontrolling interests was $0.7 million and $0.9 million.

Noncontrolling Interest in Subsidiaries

Changes in Noncontrolling interest in subsidiaries are set forth below (in thousands):

	Nine Months Ended July 31, 2013	Year Ended October 31, 2012
Balance at beginning of period	$36,821	$445
Additions due to acquisitions	—	36,781
Distributions to noncontrolling interest stockholders	(1,689)	(1,673)
Net income attributable to noncontrolling interest in subsidiaries, net	1,345	1,268
Balance at end of period	$36,477	$36,821

Other Income (Expense), Net

Other income (expense), net consisted of the following (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2013	2012	2013	2012
Foreign currency exchange gains (losses), net	$(1,338)	$1,095	$(7,591)	$(21,340)
Other income (expense), net	912	(1,816)	13,411	(2,010)
Total other income (expense), net	$(426)	$(721)	$5,820	$(23,350)

We recorded a $22.5 million foreign currency loss during the nine months ended July 31, 2012 related to the difference between the forward rate on contracts purchased to fix the U.S. dollar equivalent of the purchase price for our Point acquisition, and the actual rate on the date of derivative settlement. This loss was partially offset by a $1.5 million gain on the currency we held from the date of the derivative settlement until the funds were transferred to purchase Point.

On January 25, 2013, VeriFone signed an agreement to sell to a third party for $6.0 million certain assets and business operations related to our SAIL mobile payment product. The transaction closed on January 31, 2013 and resulted in a $4.1 million gain, which was recorded in Other income (expense), net during the nine months ended July 31, 2013.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following tables present our assets and liabilities that were measured at fair value on a recurring basis and their classification within the fair value hierarchy (in thousands). Transfers between fair value measurement levels are described in the notes following the tables.

	July 31, 2013				October 31, 2012
	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Assets
Current assets:
Cash and cash equivalents
Money market funds (1)	$1,638	$1,638	$—	$—	$69,743	$69,743	$—	$—
Short-term time deposits (2)	35,003	—	35,003	—	—	—	—	—
Prepaid expenses and other current assets
Marketable equity investment (3)	1,287	1,287	—	—	2,471	2,471	—	—
Other	148	—	148	—	357	—	357	—
Total assets measured and recorded at fair value	$38,076	$2,925	$35,151	$—	$72,571	$72,214	$357	$—

Liabilities
Current liabilities:
Accruals and other current liabilities
Acquisition related earn-out payables (4)	$1,610	$—	$—	$1,610	$6,131	$—	$—	$6,131
Interest rate swaps designated as cash flow hedges (5)	2,357	—	2,357	—	2,451	—	2,451	—
Other	247	—	247	—	291	—	291	—
Other long-term liabilities:
Acquisition-related earn-out payables (4)	—	—	—	—	2,832	—	—	2,832
Interest rate swaps designated as cash flow hedges (5)	908	—	908	—	2,168	—	2,168	—
Total liabilities measured and recorded at fair value	$5,122	$—	$3,512	$1,610	$13,873	$—	$4,910	$8,963

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

(1)	Money market funds are classified as Level 1 because we determine the fair value of the funds using quoted market prices in markets that are active.

(2)	Short-term time deposits are classified as Level 2 because the carrying value approximates fair value due to their short-term maturities.

(3)
The marketable equity investment was classified as Level 1 as of October 31, 2012 because we determined the fair value using quoted market prices in markets that were active. As of April 30, 2013, the marketable equity investment was reclassified from Level 1 to Level 2, as trading for this security was halted by the NASDAQ Stock Market, Inc. for the period April 17 to May 6, 2013. The investment was reclassified from Level 2 to Level 1 during the three months ended July 31, 2013, as trading resumed on May 7, 2013.

(4)
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

(5)
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

Fair Value of Acquisition-Related Earn-out Payables

The following table presents a reconciliation for our earn-out payables measured and recorded at fair value on a recurring basis, using Level 3 significant unobservable inputs (in thousands):

	Nine Months Ended July 31, 2013	Year Ended October 31, 2012
Balance at beginning of period	$8,963	$6,728
Additions related to current period business acquisitions	62	24,149
Payments	(3,287)	(23,541)
Changes in estimates, included in Other income (expense), net	(4,584)	407
Interest expense	612	1,079
Foreign currency adjustments	(156)	141
Balance at end of period	$1,610	$8,963
Less: current portion	1,610	6,131
Non-current portion	$—	$2,832

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

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

Note 8. Goodwill and Purchased Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	Nine Months Ended July 31, 2013	Year Ended October 31, 2012
Balance at beginning of period	$1,179,381	$561,414
Additions related to business combinations	43,532	631,470
Divestiture of certain assets related to SAIL mobile payment product	(507)	—
Adjustment related to prior fiscal year acquisitions	—	1,632
Currency translation adjustments	2,245	(15,135)
Balance at end of period	$1,224,651	$1,179,381

Goodwill is not amortized. We review goodwill for impairment annually, and whenever events or changes in circumstances indicate its carrying amount may not be recoverable. Based on our review for potential indicators of impairment performed during the nine months ended July 31, 2013 and the fiscal year ended October 31, 2012, there were no indicators of impairment.

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

As of both July 31, 2013 and October 31, 2012, the accumulated impairment losses included in total goodwill were $71.0 million for our Americas segment, $361.4 million for our EMEA segment, and $5.5 million for our ASPAC segment, excluding the impact of foreign currency fluctuations.

Purchased Intangible Assets

Purchased intangible assets consisted of the following (in thousands):

	July 31, 2013			October 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$713,686	$(159,437)	$554,249	$686,773	$(95,284)	$591,489
Developed and core technology	175,339	(80,000)	95,339	173,545	(46,618)	126,927
Trade name	20,126	(7,502)	12,624	17,707	(4,259)	13,448
Other	3,990	(1,361)	2,629	4,214	(1,270)	2,944
Total	$913,141	$(248,300)	$664,841	$882,239	$(147,431)	$734,808

Amortization of purchased intangible assets was allocated as follows (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2013	2012	2013	2012
Included in cost of net revenues	$11,173	$10,582	$33,296	$29,783
Included in operating expenses	23,862	23,177	71,680	60,549
Total amortization of purchased intangible assets	$35,035	$33,759	$104,976	$90,332

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

Total future amortization expense for purchased intangible assets that have finite lives, based on our existing intangible assets and their current estimated useful lives as of July 31, 2013, is estimated as follows (in thousands):

Fiscal Years Ending October 31:	Cost of Net Revenues	Operating Expenses	Total
Remainder of fiscal year 2013	$11,303	$24,474	$35,777
2014	43,728	97,252	140,980
2015	23,061	94,938	117,999
2016	15,177	88,973	104,150
2017	2,380	62,850	65,230
Thereafter	108	200,597	200,705
Total future amortization expense	$95,757	$569,084	$664,841

Note 9. Derivative Financial Instruments

We use derivative financial instruments, primarily forward contracts and swaps, to manage certain of our exposures to foreign currency exchange rate and interest rate risks. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates and interest rates.

Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We do seek to mitigate such risks by limiting our counterparties to major financial institutions. We do not expect losses as a result of defaults by counterparties. We use derivative financial instruments to hedge or mitigate commercial risk, and our board of directors has approved the Company's qualification for and election of the Commodity Futures Trading Commission's End User Exception to the mandatory requirement under the Dodd-Frank Wall Street Reform and Consumer Protection Act to clear derivative transactions through a registered derivatives clearing organization. We do not use derivative financial instruments for speculative or trading purposes, nor do we hold or issue leveraged derivative financial instruments. Our derivative financial instruments do not include a right of offset, and we do not offset derivative financial assets against derivative financial liabilities.

We recognize the fair value of our outstanding derivative financial instruments at the end of each reporting period as either assets or liabilities on our Condensed Consolidated Balance Sheets. See Note 7, Fair Value Measurements, for a presentation of the fair value of our outstanding derivative instruments as of July 31, 2013 and October 31, 2012.

The following tables present the amounts of gains and losses on our derivative instruments (in thousands):

	Three Months Ended July 31, 2013			Nine Months Ended July 31, 2013
	Net amount of gain (loss) deferred as a component of accumulated other comprehensive income (loss)	Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into net income	Amount of gain (loss) recognized in net income immediately	Net amount of gain (loss) deferred as a component of accumulated other comprehensive income (loss)	Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into net income	Amount of gain (loss) recognized in net income (loss) immediately
Derivatives designated as hedging instruments:
Interest rate swap agreements (1)	$1,071	$(655)	$—	$1,355	$(1,914)	$—
	1,071	(655)	—	1,355	(1,914)	—

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts (2)	—	—	1,255	—	—	143
Other	—	—	(98)	—	—	(128)
	—	—	1,157	—	—	15
	$1,071	$(655)	$1,157	$1,355	$(1,914)	$15

	Three Months Ended July 31, 2012			Nine Months Ended July 31, 2012
	Net amount of gain (loss) deferred as a component of accumulated other comprehensive income (loss)	Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into net income	Amount of gain (loss) recognized in net income (loss) immediately	Net amount of gain (loss) deferred as a component of accumulated other comprehensive income (loss)	Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into net income	Amount of gain (loss) recognized in net income (loss) immediately
Derivatives designated as hedging instruments:
Interest rate swap agreements (1)	$(2,043)	$(597)	$—	$(5,145)	$(804)	$—
Other	(31)	48	(214)	(31)	48	(214)
	(2,074)	(549)	(214)	(5,176)	(756)	(214)

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts (2)	—	—	4,940	—	—	(19,451)
Other	—	—	(303)	—	—	(449)
	—	—	4,637	—	—	(19,900)
	$(2,074)	$(549)	$4,423	$(5,176)	$(756)	(20,114)

(1)
The effective portion of gains or losses on interest rate swap agreements designated as hedging instruments is recognized in Interest, net on our Condensed Consolidated Statements of Operations. The ineffective portion of such gains or losses is recognized in Other income (expense), net.

(2)	Gains or losses on foreign exchange forward contracts not designated as hedging instruments are recognized in Other income (expense), net on our Condensed Consolidated Statements of Operations.

Interest Rate Swap Agreements Designated as Cash Flow Hedges

We use interest rate swap agreements to hedge the variability in cash flows related to interest rate payments. On March 23, 2012, we entered into a number of interest rate swap agreements to effectively convert $500.0 million of the Term A loan from a floating rate to a 0.71% fixed rate plus applicable margin. The interest rate swaps qualify for hedge accounting treatment as cash flow hedges. The interest rate swaps are effective for the period from March 30, 2012 to March 31, 2015, or 36 months. The notional amounts of interest rate swap agreements outstanding as of July 31, 2013 and October 31, 2012 were $500.0 million.

Foreign Exchange Forward Contracts Not Designated as Hedging Instruments

We primarily utilize foreign exchange forward contracts to offset the risks associated with certain of our foreign currency balance sheet exposures. The foreign exchange forward contracts are arranged and maintained so as to yield gains or losses to offset changes in foreign currency denominated assets or liabilities due to movements in foreign exchange rates, in an attempt to mitigate the volatility associated with foreign currency transaction gains or losses. Our foreign currency exposures are predominantly inter-company receivables and payables arising from product sales from one of our entities to another. Our foreign exchange forward contracts generally mature within 90 days. We do not use these foreign exchange forward contracts for trading purposes. The notional amounts of such contracts outstanding as of July 31, 2013 and October 31, 2012 were $247.4 million and $188.3 million.

During the nine months ended July 31, 2012 we incurred a $19.5 million net loss on foreign exchange forward contracts not designated as hedging instruments, which consisted primarily of a $22.5 million foreign currency loss related to the difference between the forward rate on contracts purchased to lock in the U.S. dollar equivalent purchase price for our Point acquisition, and the actual rate on the date of derivative settlement.

Note 10. Financings

Borrowings under our financing arrangements consisted of the following (in thousands):

	July 31, 2013	October 31, 2012
2011 Credit Agreement
Term A loan	$935,006	$993,557
Term B loan	48,680	99,763
Revolving loan	133,000	210,000
Other	2,717	4,297
Total borrowings	1,119,403	1,307,617
Less: current portion	(79,130)	(54,916)
Long-term portion	$1,040,273	$1,252,701

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

2011 Credit Agreement

On December 28, 2011, VeriFone, Inc. entered into a credit agreement (the "2011 Credit Agreement"), which initially consisted of a $918.5 million Term A loan, $231.5 million Term B loan, and $350.0 million Revolving loan commitment. On October 15, 2012, VeriFone, Inc. entered into a credit extension amendment to the 2011 Credit Agreement consisting of $109.5 million additional Term A loans and $75.5 million revolving loan commitment increase. On July 19, 2013, VeriFone, Inc. entered into an amendment (the "Second Amendment") to the 2011 Credit Agreement, which extended from November 1, 2013 to November 1, 2014, the date on which the required total leverage ratio declines from 3.75 to 3.50, and revised the definition of cash on hand used in calculating the total leverage ratio. As a condition to the effectiveness of the Second Amendment, on July 19, 2013 we prepaid the Term A loan in the aggregate principal amount of $20.0 million and the Term B loan in the aggregate principal amount of $50.0 million.

Other key terms of the 2011 Credit Agreement, as previously amended, including additional financial maintenance covenants and certain representations, warranties, covenants, and conditions that are customarily required for similar financings, were unchanged, and are described in Note 12, Financings, in the Notes to Consolidated Financial Statements of our 2012 Annual Report on Form 10-K. We were in compliance with all financial covenants under the 2011 Credit Agreement, as amended, as of July 31, 2013.

The interest rate of each of the Term A loan and the Revolving loan is one month LIBOR plus the applicable margin, and the interest rate on the Term B loan is the higher of one month LIBOR or 1.00% plus the applicable margin. As of July 31, 2013, we elected the "Eurodollar Rate" margin option for our borrowings under the 2011 Credit Agreement and the interest margins were 2.50% for the Term A loan and the Revolving loan, and 3.25% for the Term B loan. Accordingly, as of July 31, 2013, the interest rate on the Term A and Revolving loan was 2.69%, and the interest rate on the Term B loan was 4.25%. As of July 31, 2013, the unused Revolving loan facility's commitment fee was 0.375% per annum, payable quarterly in arrears, and the amount available to draw under the Revolving loan was $292.5 million.

We have outstanding a number of interest rate swap agreements to effectively convert $500.0 million of our Term A loan from a floating rate to a 0.71% fixed rate plus applicable margin. The interest rate swaps qualify for hedge accounting treatment as cash flow hedges and are effective for the period from March 30, 2012 to March 31, 2015.

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

A summary of the interest rate and interest expense on the liability component of these notes was as follows (in thousands, except percentages):

	Three Months Ended July 31, 2012	Nine Months Ended July 31, 2012
Interest rate on the liability component	7.6%	7.6%

Interest expense related to contractual interest coupon	$466	$2,372
Interest expense related to amortization of debt discount	2,087	10,269
Total interest expense recognized	$2,553	$12,641

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

Principal Payments

Principal payments due for financings over the next five years are as follows (in thousands):

Years Ending October 31:
2013	$14,090
2014	91,447
2015	104,263
2016	181,175
2017	683,681
Thereafter	44,747
$1,119,403

Note 11. Commitments and Contingencies

Commitments

Leases

We lease certain facilities under non-cancelable operating leases that contain free rent periods, leasehold improvement rebates or rent escalation clauses. Rent expense under these leases is recorded on a straight-line basis over the lease term. We are committed to pay a portion of the related actual operating expenses under certain of these lease agreements. These operating expenses are not included in the table below. The difference between amounts paid and rent expense is recorded as deferred rent and the short-term and long-term portions are included in Accruals and other current liabilities and Other long-term liabilities in our Condensed Consolidated Balance Sheets. Additionally, we sublease certain of these facilities to third parties.

In connection with our taxi solutions business, we enter into operating lease arrangements for the right to place advertising in or on taxicabs. In general, these lease arrangements are non-cancelable for terms ranging from three to ten years, require us to pay minimum lease amounts based on the type and locations of the advertising displays in or on the taxicabs, and are subject to fee escalation clauses. Based upon the number of operational taxicabs with our advertising displays at July 31, 2013, we had total lease commitments of $110.0 million relating to such lease arrangements, which are included in the future minimum lease payments in the table below.

Future minimum lease payments and sublease rental income under these leases as of July 31, 2013 were as follows (in thousands):

Years Ending October 31:	Minimum Lease Payments	Sublease Rental Income	Net Minimum Lease Payments
Remainder of fiscal year 2013	$12,617	$(106)	$12,511
2014	38,004	(511)	37,493
2015	32,092	(489)	31,603
2016	25,583	(259)	25,324
2017	20,650	—	20,650
Thereafter	41,707	—	41,707
Total	$170,653	$(1,365)	$169,288

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

Rent expense consisted of the following (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2013	2012	2013	2012
Rent expense for non-cancelable taxi operating leases	$7,376	$7,093	$22,466	$20,809
Other rent expense	7,472	7,546	21,419	20,810
Total rent expense	$14,848	$14,639	$43,885	$41,619

Manufacturing Agreements

We work on a purchase order basis with our primary electronic manufacturing services providers, which are located in China, Singapore, Malaysia, Brazil, Germany, Romania, and France, and component suppliers located throughout the world, to supply nearly all of our finished goods inventories, spare parts, and accessories. We provide each such supplier with a purchase order to cover the manufacturing requirements, which generally constitutes a binding commitment by us to purchase materials and finished goods produced by the manufacturer as specified in the purchase order. Most of these purchase orders are considered to be non-cancelable and are expected to be paid within one year of the issuance date. As of July 31, 2013, the amount of purchase commitments issued to contract manufacturers and component suppliers totaled approximately $78.7 million. Of this amount, $8.3 million has been recorded in Accruals and other current liabilities in the accompanying Condensed Consolidated Balance Sheets because these commitments are not expected to have future value to us.

We utilize a limited number of third parties to manufacture our products and rely upon these contract manufacturers to produce and deliver products to our customers on a timely basis and at an acceptable cost. Furthermore, a majority of our manufacturing activities are concentrated in China and Brazil. As a result, disruptions to the business or operations of the contract manufacturers or to their ability to produce the required products in a timely manner, and particularly disruptions to the manufacturing facilities located in China and Brazil, could significantly impact our business and operations. In addition, a number of components that are necessary to manufacture and assemble our systems are specifically customized for use in our products and are obtained from sole source suppliers on a purchase order basis. Because of the customized nature of these components and the limited number of available suppliers, if we were to experience a supply disruption, it would be difficult and costly to find alternative sources in a timely manner.

Bank Guarantees

We have issued bank guarantees to certain of our customers and vendors with maturities ranging from two months to six years as required in some countries to support certain performance obligations under our service or other agreements with these customers or vendors. As of July 31, 2013, the maximum amount that may become payable under these guarantees was $9.4 million, of which $3.3 million is collateralized by restricted cash deposits.

Letters of Credit

We provide standby letters of credit in the ordinary course of business to third parties as required for certain transactions. As of July 31, 2013, the maximum amounts that may become payable under these letters of credit was $8.0 million, of which $4.9 million is collateralized by restricted cash deposits.

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

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

Brazilian Tax Assessments

State Value Added Tax

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 received an unfavorable administrative decision on a tax enforcement action against it filed by the São Paulo State Revenue Department for collection of state sales taxes related to purported sales of software for the 1998 and 1999 tax years. In 2004 an appeal against this unfavorable administrative decision was filed in a judicial proceeding. The first level decision in the judicial proceeding was issued in our favor. The São Paulo State Revenue Department filed an appeal of this decision. The second level administrative decision ordered that the case be returned to the lower court in order to allow the production of further evidence. Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible that we may receive an unfavorable decision in this proceeding. The tax assessment including estimated interest through July 31, 2013 for this matter totals approximately 7.2 million Brazilian reais (approximately $3.2 million at the foreign exchange rate as of July 31, 2013). As of July 31, 2013, we have not accrued for this matter.

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

In the Vitória tax assessment, the fines were reduced from 4.7 million Brazilian reais (approximately $2.1 million at the foreign exchange rate as of July 31, 2013) to 1.5 million Brazilian reais (approximately $0.6 million at the foreign exchange rate as of July 31, 2013) on a first level administrative decision on January 26, 2007. Both the tax authorities and the Company filed appeals of the first level administrative decision. In this appeal, we argued that the tax authorities did not have enough evidence to determine that the import transactions were indeed fraudulent and that, even if there were some irregularities in such importations, they could not be deemed to be our responsibility since all the transactions were performed by the third-party importer of the goods. On June 30, 2010, the Taxpayers Administrative Council of Tax Appeals decided to reinstate the original claim amount of 4.7 million Brazilian reais (approximately $2.1 million at the foreign exchange rate as of July 31, 2013) against us. On February 27, 2013, the Taxpayers Administrative Council of Tax Appeals issued its formal ruling reinstating the original claim amount. On May 31, 2013, we filed a motion to clarify such ruling, which is pending a decision. Based on our current understanding of the underlying facts of this matter, we believe that it is probable that our Brazilian subsidiary will be required to pay some amount of fines. Accordingly, at July 31, 2013, we have accrued 4.7 million Brazilian reais (approximately $2.1 million at the foreign exchange rate as of July 31, 2013) for this matter, plus approximately 3.6 million Brazilian reais (approximately $1.6 million at the foreign exchange rate as of July 31, 2013) for estimated interest.

On January 18, 2008, we were notified of a first level administrative decision rendered in the Itajai assessment, which maintained the total fine of 2.0 million Brazilian reais (approximately $0.9 million at the foreign exchange rate as of July 31, 2013) as imposed, excluding interest. On May 27, 2008, we appealed the first level administrative decision to the Taxpayers Council. This matter is currently pending second level decision. Based on our current understanding of the underlying facts of this matter, we believe that it is probable that our Brazilian subsidiary will be required to pay some amount of fines. Accordingly, at July 31, 2013, we have accrued 2.0 million Brazilian reais (approximately $0.9 million at the foreign exchange rate as of July 31, 2013) for this matter, plus approximately 1.9 million Brazilian reais (approximately $0.8 million at the foreign exchange rate as of July 31, 2013) for estimated interest.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

Municipality Tax on Services Assessment

In December 2009, one of the Brazilian subsidiaries that was acquired as part of the Lipman acquisition was notified of a tax assessment regarding alleged nonpayment of tax on services rendered for the period from September 2004 to December 2004. This assessment was issued by the municipality of São Paulo (the "municipality"), and asserts a services tax deficiency and related penalties totaling 0.9 million Brazilian reais (approximately $0.4 million at the foreign exchange rate as of July 31, 2013), excluding interest. The municipality claims that the Brazilian subsidiary rendered certain services within the municipality of São Paulo but simulated that those services were rendered in another city. At the end of December 2010 the municipality issued further tax assessments alleging the same claims for 2005 through June 2007. These additional subsequent claims assert services tax deficiencies and related penalties totaling 5.9 million Brazilian reais (approximately $2.6 million at the foreign exchange rate as of July 31, 2013), excluding interest. We received unfavorable decisions from the administrative courts, which ruled to maintain the tax assessments for each of these matters. No further grounds of appeal are available to us for these assessments within the administrative courts. In October 2012, as a result of the decision at the administrative level, the tax authorities filed an enforcement action in the civil courts to collect on the services tax assessments amounts awarded by the administrative court, and seeking other related costs and fees. On March 6, 2013, we filed our defensive claims in the civil courts in response to the tax authorities' enforcement action. In February 2013 the tax authorities filed an additional enforcement action in the civil courts to collect on the penalties related to the services tax assessments amounts awarded by the administrative courts. Based on our understanding of the underlying facts of this matter and our evaluation of the potential outcome at the judicial level, we believe it is reasonably possible that our Brazilian subsidiary will be required to pay some amount of the alleged tax assessments and penalties related to these matters, as well as amounts of interest and certain costs and fees imposed by the court related thereto. As of July 31, 2013, the amount of the alleged tax assessments and penalties related to these matters was approximately 5.8 million Brazilian reais (approximately $2.6 million at the foreign exchange rate as of July 31, 2013), and the interest, costs and fees related thereto were approximately 10.3 million Brazilian reais (approximately $4.5 million at the foreign exchange rate as of July 31, 2013).

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 received an unfavorable administrative decision on a tax enforcement action against it filed by the municipality of Curitiba for collection of alleged services tax deficiency. An appeal against this unfavorable administrative decision was filed in a judicial proceeding and currently the case is pending the municipality of Curitiba's compliance with the writ of summons. As of July 31, 2013, the underlying assessment, including estimated interest, was approximately 6.7 million Brazilian reais (approximately $2.9 million at the foreign exchange rate as of July 31, 2013). Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible that we may receive an unfavorable decision in this proceeding. As of July 31, 2013, we have not accrued for this matter.

Brazilian Federal Tax Assessments

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 is the subject of outstanding tax assessments by the federal tax authorities alleging unpaid IRPJ, CSL, COFINS and PIS taxes from 2002 and 2003. Three of the four claims for the 2002 assessments were previously settled prior to our acquisition of Hypercom. The first level administrative court issued an unfavorable decision for the remaining claim related to the 2002 tax assessments, which we have appealed to the Administrative Tax Appeals Council. This claim is currently pending judgment by the Administrative Tax Appeals Council. We received a partially favorable ruling with respect to the 2003 tax assessments. Our appeal of the partial unfavorable ruling for the 2003 assessments is currently pending decision in the civil courts. Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible we may receive an unfavorable decision related to these proceedings. The outstanding tax assessments for these proceedings total 11.5 million Brazilian reais (approximately $5.1 million at the foreign exchange rate as of July 31, 2013), including estimated penalties and interest as of July 31, 2013.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

Patent Infringement and Commercial Litigation

Cardsoft, Inc. et al v. VeriFone Holdings, Inc., VeriFone, Inc., Hypercom Corporation, et al.

On March 6, 2008, Cardsoft (Cardsoft, Inc. and Cardsoft (Assignment for the Benefit of Creditors), LLC) commenced an action in the United States District Court for the Eastern District of Texas, Marshall Division, against us and Hypercom Corporation, among others, alleging infringement of U.S. Patents No. 6,934,945 and No. 7,302,683 purportedly owned by Cardsoft. Cardsoft sought, in its complaint, a judgment of infringement, an injunction against further infringement, damages, interest and attorneys' fees. The Markman hearing was held on August 8, 2011. Based on the court's ruling after the Markman hearing we filed motions for summary judgment on the claims prior to the scheduled trial, moving that, based on the court's construction of the key claims of the patents-in-suit, our products do not infringe on the patents-in-suit and moving for summary judgment based on our contentions the patents-in-suit are invalid. However, the court did not rule on these motions before trial, nor did the court rule on Cardsoft's summary judgment motions. Similarly, the court did not rule on the substantive pre-trial motions in favor of ruling on the matters at trial. The jury trial for this case commenced on June 4, 2012. On June 8, 2012, the jury completed its deliberations and returned an unfavorable verdict finding that Cardsoft's patents were valid and were infringed by the accused VeriFone and Hypercom devices, and further determined that a royalty rate of $3 per unit should be applied. Accordingly, the jury awarded Cardsoft infringement damages and royalties of $15.4 million covering past sales of the accused devices by VeriFone and Hypercom. The jury concluded there was no willful infringement by either VeriFone or Hypercom. We moved for judgment as a matter of law prior to the submission of the case to the jury, but the District Court did not rule on those motions.

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

Based on our assessment and the status of this case as described above, we have accrued an estimated loss through July 31, 2013, including estimated pre-judgment interest and potential ongoing royalties, totaling $19.7 million as of July 31, 2013 related to this ongoing litigation. Our estimate of pre-judgment interest applies a rate of 4.12% which represents the seven year Treasury rate as of August 23, 2005, the date of the relevant hypothetical negotiation of the underlying claim.

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

Class Action and Derivative Lawsuits

In re VeriFone Holdings, Inc. Securities Litigation

On or after December 4, 2007, several securities class action claims were filed against us and certain of our officers, former officers, and a former director. These lawsuits were consolidated in the U.S. District Court for the Northern District of California and are currently captioned as In re VeriFone Holdings, Inc. Securities Litigation, C 07-6140 EMC. The original actions were: Eichenholtz v. VeriFone Holdings, Inc. et al., C 07-6140 EMC; Lien v. VeriFone Holdings, Inc. et al., C 07-6195 JSW; Vaughn et al. v. VeriFone Holdings, Inc. et al., C 07-6197 VRW (Plaintiffs voluntarily dismissed this complaint on March 7, 2008); Feldman et al. v. VeriFone Holdings, Inc. et al., C 07-6218 MMC; Cerini v. VeriFone Holdings, Inc. et al., C 07-6228 SC; Westend Capital Management LLC v. VeriFone Holdings, Inc. et al., C 07-6237 MMC; Hill v. VeriFone Holdings, Inc. et al., C 07-6238 MHP; Offutt v. VeriFone Holdings, Inc. et al., C 07-6241 JSW; Feitel v. VeriFone Holdings, Inc., et al., C 08-0118 CW. On August 22, 2008, the court appointed plaintiff National Elevator Fund lead plaintiff and its attorneys lead counsel. Lead plaintiff filed its consolidated amended class action complaint on October 31, 2008, which asserts claims under the Securities Exchange Act Sections 10(b), 20(a), and 20A and SEC Rule 10b-5 for securities fraud and control person liability against us and certain of our current and former officers and directors, based on allegations that we and the individual defendants made false or misleading public statements regarding our business and operations during the putative class periods, and seeks unspecified monetary damages and other relief. We filed our motion to dismiss on December 31, 2008. The court granted our motion on May 26, 2009 and dismissed the consolidated amended class action complaint with leave to amend within 30 days of the ruling. The proceedings were stayed pending a mediation held in October 2009 at which time the parties failed to reach a mutually agreeable settlement. Lead plaintiff's first amended complaint was filed on December 3, 2009 followed by a second amended complaint filed on January 19, 2010. We filed a motion to dismiss the second amended complaint and the hearing on our motion was held on May 17, 2010. In July 2010, prior to any court ruling on our motion, lead plaintiff filed a motion for leave to file a third amended complaint on the basis that it had newly discovered evidence. Pursuant to a briefing schedule issued by the court we submitted our motion to dismiss the third amended complaint and lead plaintiff filed its opposition, following which the court took the matter under submission without further hearing. On March 8, 2011, the court ruled in our favor and dismissed the consolidated securities class action without leave to amend. On April 5, 2011, lead plaintiff filed its notice of appeal of the district court's ruling to the U.S. Court of Appeals for the Ninth Circuit. On June 24 and June 27, 2011, lead plaintiff dismissed its appeal as against defendants Paul Periolat, William Atkinson, and Craig Bondy. Lead plaintiff filed its opening brief on appeal on July 28, 2011. We filed our answering brief on September 28, 2011 and lead plaintiff filed its reply brief on October 31, 2011. A hearing on oral arguments for this appeal was held before a judicial panel of the Ninth Circuit on May 17, 2012. On December 21, 2012, the Ninth Circuit issued its opinion reversing the district court's dismissal of the consolidated shareholder securities class actions against us and certain of our officers and directors, with the exception of the dismissal of lead plaintiff's claims under Section 20(a) of the Securities Exchange Act, which the Ninth Circuit affirmed. On January 4, 2013, we filed a petition for en banc rehearing with the Ninth Circuit. On January 30, 2013, the Ninth Circuit denied the petition for rehearing. On February 8, 2013, the Ninth Circuit issued a mandate returning this case to the U.S. District Court for the Northern District of California for further proceeding on lead plaintiff's claims, except for the dismissed Section 20(a) claim.

On August 9, 2013, we entered into a stipulation of settlement in this consolidated shareholder securities class action with and among the other defendants and the lead plaintiff therein. The settlement is subject to various customary conditions, including preliminary approval by the U.S. District Court for the Northern District of California, notice to class members, class member opt-out thresholds and final approval by the court. If the settlement becomes final, the total settlement consideration paid for the benefit of the settlement class would be $95.0 million, plus a potential contingent adjustment as discussed below. We have coverage from our insurance carriers for this settlement consideration in the amount of approximately $34 million. The net amount of approximately $61 million (excluding the contingent adjustment) would be paid by us.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

The contingent adjustment provides that if we are “acquired” within six months from the court entering an order preliminarily approving the settlement, the settlement amount would be increased by a percentage equal to the percentage increase, if any, (i) in the case of a tender offer or merger, between the per-share acquisition price and the closing price of our shares on the date immediately prior to the public announcement of the acquisition multiplied, in the case of a transaction for less than 100% of our shares, by the percentage of shares being acquired or sold, or (ii) in the case of the sale of substantially all of the assets, between the total amount of consideration received by us and our market capitalization based on the closing price of our shares on the date immediately prior to the public announcement of the transaction, in each case up to a maximum increase of $7.0 million. This provision also applies if an acquisition is publicly announced within such six month period so long as the acquisition closes thereafter. For purposes of the settlement, the term “acquired” means: (i) the acquisition of at least a majority of the issued and outstanding shares of our common stock by a third party in a tender offer or exchange offer or merger with us; or (ii) the acquisition by a third party (other than our affiliate or our stockholders) of all or substantially all of the our assets.

We have denied and continue to deny each and all of the claims alleged in the consolidated shareholder securities class action. Nonetheless, we have agreed to the settlement to eliminate the uncertainty, distraction, burden and expense of further litigation. The finalization of this settlement remains subject to the conditions described above. This settlement, when finalized, also applies to the plaintiffs in the Israel Class Action described below. As of July 31, 2013, we have accrued $61.0 million for this matter, which is included in Accruals and other current liabilities on our Condensed Consolidated Balance Sheet.

In re VeriFone Holdings, Inc. Shareholder Derivative Litigation Proceedings

Beginning on December 13, 2007, several actions were also filed against certain current and former directors and officers derivatively on our behalf. These derivative lawsuits were filed in: (1) the U.S. District Court for the Northern District of California, as In re VeriFone Holdings, Inc. Shareholder Derivative Litigation, Lead Case No. C 07-6347 MHP, which consolidates King v. Bergeron, et al. (Case No. 07-CV-6347), Hilborn v. VeriFone Holdings, Inc., et al. (Case No. 08-CV-1132), Patel v. Bergeron, et al. (Case No. 08-CV-1133), and Lemmond, et al. v. VeriFone Holdings, Inc., et al. (Case No. 08-CV-1301); and (2) the Superior Court of California, County of Santa Clara, as In re VeriFone Holdings, Inc. Derivative Litigation, Lead Case No. 1-07-CV-100980, which consolidates Catholic Medical Mission Board v. Bergeron, et al. (Case No. 1-07-CV-100980) and Carpel v. Bergeron, et al. (Case No. 1-07-CV-101449). We prevailed in our motion to dismiss the federal derivative claims before the U.S. District Court for the Northern District of California and, on November 28, 2011, in ruling on lead plaintiff's appeal against the district court's judgment dismissing lead plaintiff's derivative claims, the Ninth Circuit issued judgment affirming the dismissal of lead plaintiff's complaint against us. Lead plaintiff did not appeal the Ninth Circuit's judgment and the federal derivative action is now closed.

On October 31, 2008, the state derivative plaintiffs filed their consolidated derivative complaint in the Superior Court of California, County of Santa Clara naming us as a nominal defendant and bringing claims for insider selling, breach of fiduciary duty, unjust enrichment, waste of corporate assets and aiding and abetting breach of fiduciary duty against certain of our current and former officers and directors and our largest stockholder as of October 31, 2008, GTCR Golder Rauner LLC. On February 18, 2009, plaintiff Catholic Medical Mission Board voluntarily dismissed itself from the action. In November 2008, we filed a motion to stay the state court action pending resolution of the parallel federal actions, and the parties agreed by stipulation to delay briefing on the motion to stay until after the issue of demand futility was resolved in the federal derivative case. On June 2, 2011, the court entered a stipulated order requiring the parties to submit a case status report on August 1, 2011 and periodically thereafter. The parties submitted status reports to the court through February 1, 2013 as requested by the court. On January 30, 2013, counsel for plaintiff informed us that Mr. Carpel, the nominal plaintiff, had sold his shares in the company and therefore no longer had standing to maintain a derivative action against us. On February 15, 2013, plaintiff filed a motion for leave to publish notice to our stockholders seeking a new nominal plaintiff. On May 10, 2013, the court adopted its tentative order granting the motion to publish notice, which was formally entered on May 17, 2013. Under the terms of the order, the parties were ordered to publish notice of the potential dismissal of the action and any qualifying shareholder who wishes to intervene must notify the court within ninety days from the formal entry of the order. Otherwise, the action will be dismissed. On August 14, 2013, counsel for the former nominal plaintiff, Mr. Carpel, filed a notice of intent to substitute a new nominal plaintiff, Joel Gerber, into the action. The court has set a hearing on plaintiff's substitution motion for December 6, 2013.

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

On November 13, 2011, plaintiff filed an amended application for leave to appeal addressing the Israeli District Court's ruling. We filed an amended response on December 28, 2011. On January 1, 2012, the Israeli Supreme Court ordered consideration of the application by three justices. On July 2, 2012, the Israeli Supreme Court ordered us to file an updated notice on the status of the proceedings in the U.S. securities class action then pending in the U.S. Court of Appeals for the Ninth Circuit by October 1, 2012. On October 11, 2012, we filed an updated status notice in the Israeli Supreme Court on the proceedings in the U.S. securities class action pending at the time in the U.S. Court of Appeals for the Ninth Circuit. On January 9, 2013, the Israeli Supreme Court held a further hearing on the status of the appeal in the U.S. Court of Appeals for the Ninth Circuit and recommended that the parties meet and confer regarding the inclusion of the Israeli plaintiffs in the federal class action pending in the U.S. On February 10, 2013, the Israeli Supreme Court issued an order staying the case pursuant to the joint notice submitted to the court by the parties on February 4, 2013. The plaintiffs in this action are included in the stipulated settlement of the federal securities class action, In re VeriFone Holdings, Inc., disclosed above unless an individual plaintiff opts out.

Sanders v. VeriFone Systems, Inc. et al.

On March 7, 2013, a putative securities class action was filed in the U.S. District Court for the Northern District of California against us and certain of our current and former officers alleging claims in connection with our February 20, 2013 announcement of preliminary financial results for the fiscal quarter ended January 31, 2013. The action, captioned Sanders v. VeriFone Systems, Inc. et al., Case No. C 13-1038, is brought on behalf of a putative class of purchasers of VeriFone securities between December 14, 2011 and February 19, 2013 and asserts claims under the Securities Exchange Act Sections 10(b) and 20(a) and SEC Rule 10b-5 for securities fraud and control person liability. The claims are brought against us and certain of our current and former officers, and are based on allegations that we and the individual defendants made false or misleading public statements regarding our business, operations, and financial controls during the putative class period. The complaint seeks unspecified monetary damages and other relief. Two additional class actions related to the same matter (Laborers Local 235 Benefit Funds v. VeriFone Systems, Inc. et al., Case No. CV 13-1676 and Bland v. VeriFone Systems, Inc. et al., Case No. CV 13-1853) were filed in April 2013. On May 6, 2013, several putative plaintiffs and plaintiffs' law firms filed motions to consolidate these three securities class actions and requesting appointment as lead plaintiff and lead counsel, respectively. The plaintiffs in Laborers Local 235 Benefit Funds v. VeriFone Systems, Inc. et al. and Bland v. VeriFone Systems, Inc. et al. voluntarily dismissed their respective actions, without prejudice, on July 10, 2013 and July 17, 2013, respectively, and have filed motions to be appointed lead plaintiff in the action captioned Sanders v. VeriFone Systems, Inc. et al. The hearing on the lead plaintiff and lead counsel motions is set for September 20, 2013.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

Dolled v. Bergeron et al.

On April 19, 2013, a derivative action, Dolled v. Bergeron et al., Case No. 113-CV-245056, was filed in the Superior Court of California, County of Santa Clara in connection with our February 20, 2013 announcement of preliminary financial results for the fiscal quarter ended January 31, 2013. The action, brought derivatively on behalf of VeriFone, names VeriFone as a nominal defendant and brings claims for insider selling, breach of fiduciary duty and unjust enrichment variously against certain of our current and former officers and directors. The complaint seeks unspecified monetary damages, restitution and disgorgement of profits and compensation paid to defendants, injunctive relief directing us to reform its corporate governance, and payment of the plaintiff's costs and attorneys' fees. On May 30, 2013, the court entered the parties' stipulation and proposed order, which appointed plaintiff and plaintiff's counsel as lead plaintiff and lead counsel, respectively, in the consolidated action, captioned In re VeriFone Systems, Inc. Derivative Litigation, and which set a case management conference for October 4, 2013.

Zoumboulakis v. McGinn et al.

On May 24, 2013, a federal derivative action, Zoumboulakis v. McGinn et al., Case No. 13-CV-02379, was filed in the U.S. District Court for the Northern District of California against certain current and former directors and officers derivatively on our behalf. The complaint, which names us as a nominal defendant, alleges breach of fiduciary duty and abuse of control and asserts claims under Section 14(a) of the Securities Exchange Act of 1934 for false or misleading financial statements and proxy statement disclosures. The complaint seeks unspecified monetary damages, including exemplary damages, restitution from defendants, injunctive relief directing us to make certain corporate governance reforms, and payment of the plaintiff's costs and attorneys' fees. On August 12, 2013, the court entered defendants' motion seeking to relate this action to the pending shareholder class action, Sanders v. VeriFone Systems, Inc. et al.

If any of these class action or derivative lawsuits are resolved adversely to us, it could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Other Litigation

After termination of their services, several former contractors of one of our Brazilian subsidiaries filed individual lawsuits in the Labor Court of São Paulo against the subsidiary alleging an employer-employee relationship and wrongful termination, and claiming, among other damages, statutorily-imposed salaries, vacations, severance and bonus amounts, social contributions and penalties and moral damages. In October 2012, we received a partially unfavorable judgment for one of these lawsuits, with the court ruling that an employer-employee relationship existed. Both we and the plaintiff have appealed this first level administrative ruling. In March 2013, we received a partially favorable ruling with respect to such appeal, and we have further appealed the unfavorable portions of this ruling. In October 2012, without admitting any wrongdoing or violation of law, we settled one of these lawsuits for a cash payment. The amount of this settlement is not material to our results of operations and has been recorded in our results of operations for the fiscal year ended October 31, 2012. We recently agreed, without admitting any wrongdoing or violation of law, to a settlement with the plaintiff of another of these lawsuits. The settlement is subject to court approval, which we have not yet received. The amount of this proposed settlement is not material to our results of operations and was recorded in our results of operations for the three months ended April 30, 2013. While the plaintiffs in these proceedings have made similar allegations, some of these lawsuits are in the earlier stage of proceedings with some not having reached the discovery stage. Our evaluation of these proceedings with Brazilian labor counsel is ongoing, and we intend to vigorously defend these actions. Based on our review and understanding of the available facts and circumstances related to these matters and applicable Brazilian labor laws, we believe that it is probable that we may not prevail as to one or more of these claims against us. As of July 31, 2013, we have accrued 5.0 million Brazilian reais (approximately $2.2 million at the foreign exchange rate as of July 31, 2013), including estimated accrued interest, in Sales and marketing operating expenses, based on our current assessment of these matters.

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

Fire Loss

In July 2012 a fire occurred in one of our repair and staging facilities in Brazil. During the nine months ended July 31, 2013, we received $10.6 million of insurance settlements for claims related to the fire which substantially covered our losses. This event did not have a material impact on our results of operations or ongoing business operations.

Income Tax Uncertainties

As of July 31, 2013, the amount payable for unrecognized tax benefits was $64.6 million, including accrued interest and penalties, none of which is expected to be paid within one year. This amount is included in Other long-term liabilities in our Condensed Consolidated Balance Sheets as of July 31, 2013. We are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. We believe that it is reasonably possible that there could be a reduction in unrecognized tax benefits due to statute of limitations expirations in multiple tax jurisdictions during the next 12 months of approximately $2.0 million.

Note 12. Stockholders’ Equity

Common and Preferred Stock

We have 200.0 million authorized shares of common stock at $0.01 per share par value. There were 109.2 million and 107.9 million shares of common stock outstanding as of July 31, 2013 and October 31, 2012.

We have 10.0 million authorized shares of preferred stock at $0.01 per share par value. There were no shares of preferred stock outstanding as of July 31, 2013 and October 31, 2012.

We had 0.1 million shares of treasury stock as of October 31, 2012, which were retired during the three months ended July 31, 2013.

Warrants to purchase 7.2 million shares of our common stock at an exercise price of $62.356 per share were outstanding at July 31, 2013 and 2012. The warrants were sold in connection with the offering of our 1.375% senior convertible notes. The warrants expire in equal share amounts on each trading day from December 19, 2013 to February 3, 2014.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive loss consisted of the following (in thousands):

	July 31, 2013	October 31, 2012
Foreign currency translation adjustments	$(23,906)	$(28,057)
Other	(3,813)	(4,333)
Accumulated other comprehensive loss	$(27,719)	$(32,390)

Note 13. Segment and Geographic Information

Segment Information

Our operating segments are Americas, EMEA, and ASPAC. The chief operating decision maker evaluates the performance of our operating segments based on net revenues and operating income (loss). We do not separately evaluate assets by segment, and therefore assets by segment are not presented below. Net revenues and operating income (loss) of each segment reflect net revenues and expenses that are directly attributable to that segment. Net revenues and expenses not allocated to segment net revenues and segment operating income (loss) include amortization of purchased intangible assets, increase to fair value (step-up) of inventory at acquisition, fair value decrease (step-down) in deferred revenue at acquisition, certain inventory reserves, asset impairments, stock-based compensation, litigation loss contingency expense and acquisition, integration and restructuring costs, as well as corporate research and development, marketing, and administrative expenses.

The following table sets forth net revenues for our reportable segments and reconciles segment net revenues to total net revenues (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2013	2012	2013	2012
Segment net revenues:
Americas	$185,670	$232,811	$598,798	$678,475
EMEA	178,997	203,413	524,600	567,489
ASPAC	52,849	56,995	153,520	151,819
Total segment net revenues	417,516	493,219	1,276,918	1,397,783
Net revenues not allocated to segment net revenues:
Amortization of step-down in deferred revenue at acquisition	(1,543)	(4,169)	(3,939)	(17,191)
Other net revenues not allocated to segments	—	—	(1,972)	—
Total net revenues	$415,973	$489,050	$1,271,007	$1,380,592

The following table sets forth operating income for our reportable segments and reconciles segment operating income to consolidated operating income (loss) (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2013	2012	2013	2012
Operating income by segment:
Americas	$48,055	$74,301	$165,532	$219,180
EMEA	47,443	61,314	142,046	163,516
ASPAC	9,032	13,243	28,430	37,290
Total segment operating income	104,530	148,858	336,008	419,986
Net revenues and expenses not allocated to segment operating income:
Net revenues not allocated to segment net revenues	(1,543)	(4,169)	(5,911)	(17,191)
Amortization of purchased intangible assets	(35,035)	(33,759)	(104,976)	(90,332)
Stock-based compensation expense	(9,580)	(12,445)	(31,968)	(34,171)
Litigation loss contingency expense	5,000	—	(64,000)	(17,632)
Asset impairment	—	—	(6,763)	—
Other expenses not allocated to segments	(66,091)	(42,408)	(172,943)	(164,579)
Total operating income	$(2,719)	$56,077	$(50,553)	$96,081

Our goodwill by reportable segment was as follows (in thousands):

	July 31, 2013	October 31, 2012
Americas	$187,141	$190,516
EMEA	942,990	926,743
ASPAC	94,520	62,122
Total goodwill	$1,224,651	$1,179,381

Geographic Information

Our net revenues by country with net revenues over 10% of total net revenues were as follows (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2013	2012	2013	2012
United States	$114,796	$130,605	$361,287	$369,729
Brazil	38,100	48,521	119,618	160,384
Other countries	263,077	309,924	790,102	850,479
Total net revenues	$415,973	$489,050	$1,271,007	$1,380,592

Net revenues are allocated to the geographic regions based on the shipping destination or service delivery location of customer orders.

VERIFONE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— Unaudited (Continued)

Note 14. Related-Party Transactions

For the three months ended July 31, 2013 and 2012, we recorded $4.2 million and $2.6 million of net revenues from certain companies of which one of the members of their board of directors also serves on our board of directors. For the nine months ended July 31, 2013 and 2012, we recorded $11.6 million and $7.7 million of net revenues from certain companies of which one of the members of their board of directors also serve on our board of directors. As of July 31, 2013 and October 31, 2012, we had outstanding accounts receivable balances of $2.6 million and $3.7 million related to those certain companies.

Our 51% majority owned subsidiary of Point, Babs Paylink AB, has an unsecured overdraft facility with Swedbank, the 49% stockholder of Babs Paylink AB. On June 28, 2013, we entered into an amendment to the overdraft facility that reduced the amount available under the facility from SEK (Swedish Krona) 60.0 million to SEK 30.0 million (approximately $4.6 million at the foreign exchange rate as of July 31, 2013). The interest rate is the bank's published rate plus a margin of 2.55%. At July 31, 2013, the interest rate was 3.59%. There is a 1.00% commitment fee payable annually in advance, and the overdraft facility is renewable annually on June 30. As of July 31, 2013, there were no borrowings outstanding under this overdraft facility. In addition, in the normal course of business, we have other immaterial transactions with Swedbank.

Note 15. Subsequent Events

On August 9, 2013, VeriFone entered into a stipulation of settlement in the consolidated shareholder class action captioned In re VeriFone Holdings, Inc. Securities Litigation, Case No. C 07-6140 EMC, pending in the United States District Court for the Northern District of California with and among the other defendants and the lead plaintiff therein. This matter and the stipulation of settlement are described in more detail in Note 11, Commitments and Contingencies.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our consolidated financial statements and related notes included in our 2012 Annual Report on Form 10-K and the Condensed Consolidated Financial Statements and Notes thereto included in Part I, Item I of this Quarterly Report on Form 10-Q. Unless required by law, we expressly disclaim any obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. In some cases, forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “intends,” “potential,” “continues,” “plans,” “predicts,” and similar terms. Such forward-looking statements are based on current expectations, estimates, and projections about our business and industry, and management's beliefs and assumptions, and do not reflect the potential impact of any mergers, acquisitions, or other business combinations or divestitures, that have not been completed. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A Risk Factors in our 2012 Annual Report on Form 10-K and in Part II, Item 1A Risk Factors of this Quarterly Report on Form 10-Q, our disclosures of Critical Accounting Policies and Estimates in Part II, Item 7 in our 2012 Annual Report on Form 10-K and in Part I, Item 2 of this Quarterly Report on Form 10-Q, and our disclosures in Item 3, Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10-Q, as well as in our Condensed Consolidated Financial Statements and Notes thereto.

When we use the terms “VeriFone,” “we,” “us,” "the Company," and “our” in this item, we mean VeriFone Systems, Inc., a Delaware corporation, and its consolidated subsidiaries.
Our MD&A (Management's Discussion and Analysis of Financial Condition and Results of Operations) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:

Overview: Discussion of our business and overall financial results and other highlights related to our results of operations for the periods presented.

Results of Operations:

•
Consolidated Results of Operations: An analysis and discussion of our financial results comparing our consolidated results of operations for the three months ended July 31, 2013 to the three months ended July 31, 2012, and the nine months ended July 31, 2013 to the nine months ended July 31, 2012.

•
Segment Results of Operations: An analysis and discussion of our financial results comparing the results of operations for each of our three reportable segments, Americas, EMEA and ASPAC, for the three months ended July 31, 2013 to the three months ended July 31, 2012, and the nine months ended July 31, 2013 to the nine months ended July 31, 2012.

Financial Outlook: A discussion of our expectations regarding certain trends that may affect our financial condition and results of operations.

Liquidity and Capital Resources: An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

Contractual Obligations and Off-Balance-Sheet Arrangements: Disclosures related to our contractual obligations, contingent liabilities, commitments and off-balance-sheet arrangements, as of July 31, 2013, including expected payment schedules.

Critical Accounting Policies and Estimates: A discussion of the accounting policies and estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts, as well as recent accounting pronouncements that have had or are expected to have a material impact on our results of operations.

Overview

We are a leading global provider of payment solutions that enable secure electronic payment transactions and value-added services for payment transactions. We offer electronic payment systems that allow merchants to process electronic payment transactions at the POS (Point of Sale) and enable communication with payment processors for authorization and settlement. Our electronic payment systems are available in multiple form factors that serve many specific retail environments and we offer modular configurations, providing our customers flexibility to support a variety of payment schemes, with value added services and connectivity options, including various wired and wireless network and Internet connectivity infrastructures deployed globally. We provide merchant-operated, consumer-facing, and self-service solutions.

We also offer services that complement and support the efficient and effective operation of our System solutions, and provide infrastructure to enable electronic payments using our System solutions. These services are an increasingly important part of our business. Our traditional services span different aspects of the payments ecosystem, including equipment repair and maintenance, gateway services, remote terminal management, software post-contract support, customized application development, helpdesk, customer service, warehousing and encryption or tokenization. Our full service solutions include an "All-In-One" payment solution (also referred to as "Payment-as-a-Service"), as well as end-to-end estate management services. We also offer our customers technical support for our installed payment systems, consulting and project management services for system deployment, and customization of integrated software solutions. In addition, in certain markets we offer other services related to our System solutions, such as our Global Bay mobile retailing software, LIFT Retail services deployed at gas stations and convenience stores, VNET (VeriFone digital network), which utilizes media enabled equipment to display digital content in taxis and at gas station petroleum dispensers, and our recently launched Way2Ride mobile application that allows consumers to pay for a taxi fare in New York City taxis utilizing our media enabled POS system in the taxi without having to swipe their credit or debit card.

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

We anticipate growth in our industry over the next several years driven by terminal upgrade cycles, merchant purchases of more advanced systems in connection with the adoption of new technologies, such as NFC (near field communications) and other technologies that enable payments via mobile devices at the POS, and by customers making purchases to meet compliance with security standards or government requirements. However, our net revenues are dependent upon the timing of our customers' technology refresh cycles and purchase decisions, and can also vary significantly when larger customers or distributors cancel or delay orders due to budget concerns and regulatory, certification or other requirements. In recent periods, including the three months ended July 31, 2013, we have experienced declines in net revenues as a result of the delays of some of our product releases and certifications, particularly in markets awaiting new technology and in countries that require lengthy certification processes that, in some cases, have resulted in lost orders to competitors. We expect the timing and amount of our overall revenues to continue to be impacted by factors such as our ability to timely meet market demand for new product releases and certifications, the timing of our customers' technology refresh cycles, increased competition and continued uncertain economic conditions in some regions. Additionally, in the Middle East and Africa region, we have experienced and expect to continue to experience lower net revenues as we implement changes in distribution in that region.

As a result of new Company leadership and related changes in the structure of our internal organization during the three months ended April 30, 2013, we realigned our operating segments effective February 1, 2013. We determined our operating segments based on the discrete financial information used by our Interim Chief Executive Officer, who is our chief operating decision maker, to assess performance, allocate resources, and make decisions regarding our operations. We operate in three business segments: Americas, EMEA, and ASPAC. Our Americas segment is defined as our operations in North America, South America, Central America, and the Caribbean. Our EMEA segment is defined as our operations in Europe, the Middle East, and Africa. Our ASPAC segment consists of our operations in Asia, Australia, New Zealand, and other Asia Pacific Rim countries. Our reportable segments are the same as our operating segments. Our reporting units did not change. All prior period amounts reported by segment have been reclassified to conform to the current period presentation.

Significant Matters

Point Acquisition

On December 30, 2011, we completed our acquisition of Point, which operates entirely in the EMEA segment. We acquired Point to, among other things, provide a broader set of product and service offerings to customers globally, including expansion in the Northern European markets. The results of operations of Point have been included in our financial results effective December 30, 2011. Point contributed approximately $41.9 million more net revenues in the nine months ended July 31, 2013 than in 2012, because they were part of our operations for the full period.

EFTPOS New Zealand Limited Acquisition

On May 31, 2013, we acquired all the outstanding equity of ENZ (EFTPOS New Zealand Limited), which holds the switching and terminal business of ANZ Bank New Zealand Limited, for approximately $54.5 million. We anticipate that this acquisition, along with our recent acquisition of Sektor, will provide us with software, services infrastructure and distribution resources necessary to serve our customers in New Zealand with both electronic payment solutions and managed services. The results of operations of ENZ have been included in our financial results effective May 31, 2013. ENZ contributed approximately $5.3 million net revenues in the three and nine months ended July 31, 2013.

Legal Contingencies

During the nine months ended July 31, 2013, we estimated and recorded loss contingency accruals totaling $64.0 million related to litigation matters (excluding labor matters), primarily related to the pending securities class action captioned, In re VeriFone Holdings, Inc. Securities Litigation, and the related Israel class action. Such amounts are presented as Accrued legal loss contingencies within Accruals and other current liabilities in our Condensed Consolidated Balance Sheets as of July 31, 2013. See Note 11, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for disclosures related to our legal proceedings.

Amendment to Credit Agreement

On July 19, 2013, VeriFone, Inc. entered into an amendment (the "Second Amendment") to the 2011 Credit Agreement. The Second Amendment extended from November 1, 2013 to November 1, 2014, the date on which the required total leverage ratio declines from 3.75 to 3.50, and revised the definition of cash on hand used in calculating the total leverage ratio. As a condition to the effectiveness of the Second Amendment, on July 19, 2013, we prepaid the Term A loan in the aggregate principal amount of $20.0 million and the Term B loan in the aggregate principal amount of $50.0 million. Other key terms of the 2011 Credit Agreement, as previously amended, were unchanged, as described in Note 12, Financings, in the Notes to Consolidated Financial Statements of our 2012 Annual Report on Form 10-K.

Financial Results Highlights

Overall

•
Our net revenues for the three months ended July 31, 2013 were $416.0 million, a decrease of 14.9% year over year. We continued to have lower revenue levels as a result of changes in distribution in the Middle East and Africa regions, the timing of our customers' technology refresh cycles and the delayed timing of new product releases and certifications. We also continued to experience increased competition in certain markets.

•	We had a $1.9 million consolidated net loss in the three months ended July 31, 2013.

•	Net cash provided from operating activities for the nine months ended July 31, 2013 totaled $181.5 million.

Segments

•
Americas net revenues for the three months ended July 31, 2013 were $185.7 million compared to $232.8 million for the three months ended July 31, 2012, down $47.1 million or 20.2% year over year, and operating income decreased to $48.1 million from $74.3 million, down $26.2 million or 35.3%.

•
EMEA net revenues for the three months ended July 31, 2013 were $179.0 million compared to $203.4 million for the three months ended July 31, 2012, down $24.4 million or 12.0% year over year, and operating income was $47.4 million compared to $61.3 million, down $13.9 million or 22.6%.

•
ASPAC net revenues for the three months ended July 31, 2013 were $52.8 million compared to $57.0 million for the three months ended July 31, 2012, down $4.1 million or 7.3% year over year, and operating income was $9.0 million compared to $13.2 million, down $4.2 million or 31.8%.

Net revenues and operating income (loss) of each segment reflect net revenues and expenses that are attributable to that segment. Net revenues and expenses not allocated to segment net revenues and segment operating income (loss) include amortization of purchased intangible assets, increase to fair value (step-up) of inventory at acquisition, fair value decrease (step-down) in deferred revenue at acquisition, certain inventory reserves, asset impairments, stock-based compensation, litigation loss contingency expense and acquisition, integration and restructuring costs, as well as corporate research and development, marketing, and administrative expenses.

Results of Operations
Consolidated Results of Operations

Three Months Ended July 31, 2013 compared to July 31, 2012

	Three Months Ended July 31,
	2013	% of Net revenues (1)(2)	2012	% of Net revenues (1)(2)	$ Change	% Change
Net revenues:
System solutions	$250,818	60.3%	$350,230	71.6%	$(99,412)	(28.4)%
Services	165,155	39.7%	138,820	28.4%	26,335	19.0%
Total net revenues	415,973	100.0%	489,050	100.0%	(73,077)	(14.9)%
Cost of net revenues:
System solutions	168,929	67.4%	206,213	58.9%	(37,284)	(18.1)%
Services	92,104	55.8%	75,330	54.3%	16,774	22.3%
Total cost of net revenues	261,033	62.8%	281,543	57.6%	(20,510)	(7.3)%
Gross Margin
System solutions	81,889	32.6%	144,017	41.1%	(62,128)	(43.1)%
Services	73,051	44.2%	63,490	45.7%	9,561	15.1%
Total gross margin	154,940	37.2%	207,507	42.4%	(52,567)	(25.3)%
Operating expenses:
Research and development	46,099	11.1%	38,657	7.9%	7,442	19.3%
Sales and marketing	49,485	11.9%	46,182	9.4%	3,303	7.2%
General and administrative	43,213	10.4%	43,414	8.9%	(201)	(0.5)%
Litigation loss contingency expense	(5,000)	nm	—	nm	(5,000)	nm
Amortization of purchased intangible assets	23,862	5.7%	23,177	4.7%	685	3.0%
Total operating expenses	157,659	37.9%	151,430	31.0%	6,229	4.1%
Operating income (loss)	(2,719)	nm	56,077	nm	(58,796)	nm
Interest, net	(11,638)	(2.8)%	(15,264)	(3.1)%	3,626	(23.8)%
Other income (expense), net	(426)	nm	(721)	nm	295	nm
Income (loss) before income taxes	(14,783)	nm	40,092	nm	(54,875)	nm
Income tax provision (benefit)	(12,893)	nm	2,313	nm	(15,206)	nm
Consolidated net income (loss)	$(1,890)	nm	$37,779	nm	$(39,669)	nm

(1) "nm" means not meaningful or relevant
(2) System solutions and Services cost of net revenues and gross margin as a percentage of net revenues are computed as a percentage of the corresponding System solutions and Services net revenues.

System solutions net revenues for the three months ended July 31, 2013 were $250.8 million, compared to $350.2 million for the three months ended July 31, 2012, down $99.4 million or 28.4% year over year. System solutions net revenues decreased due to changes in distribution in the Middle East and Africa, the timing of demand from some of our large customers and, in certain markets, delays of some of our new product releases and certifications, as well as increased competition. In particular, System solutions net revenues decreased $21.9 million in the United States primarily due to the timing of technology refreshes by our customers, including some of our large customers that completed a technology refresh in the prior fiscal year, $19.4 million in the Middle East and Africa primarily due to distribution changes in that region, and $13.4 million in Brazil primarily due to delays in some of our new product releases and certifications, increased competition and the timing of customer demand. See further discussion under Segment Results of Operations below.

Services net revenues for the three months ended July 31, 2013 were $165.2 million, compared to $138.8 million for the three months ended July 31, 2012, up $26.3 million or 19.0% year over year, primarily due to our continued emphasis on expanding our Services offering globally. In particular, Services net revenues increased $9.6 million in Northern Europe primarily due to increased sales of All-in-One services, and increased $5.2 million in ASPAC as a result of our acquisition of ENZ.

Total gross margin for the three months ended July 31, 2013 was $154.9 million, or 37.2% of total net revenues, compared to $207.5 million, or 42.4% of total net revenues, for the three months ended July 31, 2012, down $52.6 million or 5.2 percentage points year over year. Gross margin in dollars decreased primarily due to the decline in System solutions net revenues, but also due to a $6.1 million increase in inventory reserves, primarily as a result of a lower outlook for future sales volumes of certain products. Gross margin as a percentage of total net revenues decreased due to changes in geographic, customer and product mix.

Research and development for the three months ended July 31, 2013 was $46.1 million compared to $38.7 million for the three months ended July 31, 2012, up $7.4 million or 19.3% year over year, primarily due to an increase in personnel and outside contractor expenses as we invested in additional dedicated resources to focus on new product releases and product certifications.

Sales and marketing for the three months ended July 31, 2013 was $49.5 million compared to $46.2 million for the three months ended July 31, 2012, up $3.3 million or 7.2% year over year, primarily due to an increase in personnel related costs to support expansion of our Services offerings.

General and Administrative for the three months ended July 31, 2013 was $43.2 million compared to $43.4 million for the three months ended July 31, 2012, flat year over year. The additional general and administrative expenses of businesses acquired during 2013 were offset by decreased general and administrative expenses as we integrate past acquisitions.

Litigation loss contingency expense is comprised of a $5.0 million reversal of a portion of the loss contingency accrual related to the pending securities class action captioned, In re VeriFone Holdings, Inc. Securities Litigation, and the related Israel class action, for which VeriFone entered into a stipulation of settlement on August 9, 2013. This matter and the stipulation of settlement are described in more detail in Note 11, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Interest, net for the three months ended July 31, 2013 was $11.6 million compared to $15.3 million for the three months ended July 31, 2012, down $3.6 million or 23.8% year over year, primarily due to a $2.6 million decline in interest expense related to our senior convertible notes, which matured on June 15, 2012.

Income tax provision (benefit) for the three months ended July 31, 2013 was a benefit of $12.9 million compared to a provision of $2.3 million for the three months ended July 31, 2012, a $15.2 million change year over year, primarily due to the loss in fiscal 2013. The income tax benefit for the three months ended July 31, 2013 includes $5.1 million of discrete tax benefits, and the income tax provision for the three months ended July 31, 2012 is net of a $6.6 million discrete tax benefit related to litigation loss contingency expense.

Consolidated Results of Operations (continued)

Nine Months Ended July 31, 2013 compared to July 31, 2012

	Nine Months Ended July 31,
	2013	% of Net revenues (1)(2)	2012	% of Net revenues (1)(2)	$ Change	% Change
Net revenues:
System solutions	$809,086	63.7%	$1,003,314	72.7%	$(194,228)	(19.4)%
Services	461,921	36.3%	377,278	27.3%	84,643	22.4%
Total net revenues	1,271,007	100.0%	1,380,592	100.0%	(109,585)	(7.9)%
Cost of net revenues:
System solutions	524,044	64.8%	607,238	60.5%	(83,194)	(13.7)%
Services	265,755	57.5%	217,050	57.5%	48,705	22.4%
Total cost of net revenues	789,799	62.1%	824,288	59.7%	(34,489)	(4.2)%
Gross Margin
System solutions	285,042	35.2%	396,076	39.5%	(111,034)	(28.0)%
Services	196,166	42.5%	160,228	42.5%	35,938	22.4%
Total gross margin	481,208	37.9%	556,304	40.3%	(75,096)	(13.5)%
Operating expenses:
Research and development	127,482	10.0%	111,585	8.1%	15,897	14.2%
Sales and marketing	141,729	11.2%	132,309	9.6%	9,420	7.1%
General and administrative	126,870	10.0%	138,148	10.0%	(11,278)	(8.2)%
Litigation loss contingency expense	64,000	nm	17,632	nm	46,368	nm
Amortization of purchased intangible assets	71,680	5.6%	60,549	4.4%	11,131	18.4%
Total operating expenses	531,761	41.8%	460,223	33.3%	71,538	15.5%
Operating income (loss)	(50,553)	nm	96,081	nm	(146,634)	nm
Interest, net	(34,389)	(2.7)%	(46,384)	(3.4)%	11,995	(25.9)%
Other income (expense), net	5,820	nm	(23,350)	nm	29,170	nm
Income (loss) before income taxes	(79,122)	nm	26,347	nm	(105,469)	nm
Income tax benefit	(31,913)	nm	(12,067)	nm	(19,846)	nm
Consolidated net income (loss)	$(47,209)	nm	$38,414	nm	$(85,623)	nm

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

System solutions net revenues for the nine months ended July 31, 2013 were $809.1 million compared to $1.0 billion for the nine months ended July 31, 2012, down $194.2 million or 19.4% year over year. System solutions net revenues decreased due to changes in distribution in the Middle East and Africa, the timing of demand from some of our large customers and, in certain markets, delays of some of our new product releases and certifications, increased competition and uncertain macroeconomic conditions. In particular, System solutions net revenues in our Middle East and Africa markets declined $49.7 million primarily due to distribution changes in that region. System solutions net revenues declined $41.7 million in Brazil primarily due to delays in some of our new product releases and certifications, increased competition and the timing of customer demand. System solutions net revenues decreased $21.1 million in the United States primarily due to the timing of technology refreshes by our customers, including some of our large customers that completed a technology refresh in the prior fiscal year, and $17.6 million in Nigeria because a government sponsored initiative in fiscal 2012 did not recur. See further discussion under Segment Results of Operations below.

Services net revenues for the nine months ended July 31, 2013 were $461.9 million compared to $377.3 million for the nine months ended July 31, 2012, up $84.6 million or 22.4% year over year, primarily due to our continued emphasis on expanding our Services offering globally. Services net revenues increased $33.8 million due to the inclusion of Point for the full reporting period and $5.2 million as a result of our acquisition of ENZ. See further discussion under Segment Results of Operations below.

Total gross margin for the nine months ended July 31, 2013 was $481.2 million, or 37.9% of total net revenues, compared to $556.3 million, or 40.3% of total net revenues, for the nine months ended July 31, 2012, down $75.1 million or 2.4 percentage points year over year. Gross margin in dollars decreased primarily due to the decline in System solutions net revenues, but also due to a $6.8 million impairment charge in the nine months ended July 31, 2013 related to revenue generating assets in our U.K taxi solutions business. Gross margin as a percentage of total net revenues decreased due to changes in the mix of geographical areas into which we sold, as well as the mix of customers and products within those areas.

Research and development for the nine months ended July 31, 2013 was $127.5 million compared to $111.6 million for the nine months ended July 31, 2012, up $15.9 million or 14.2% year over year, primarily due to an increase in personnel and outside contractor expenses as we invested in additional dedicated resources to focus on new product releases and product certifications.

Sales and marketing for the nine months ended July 31, 2013 was $141.7 million compared to $132.3 million for the nine months ended July 31, 2012, up $9.4 million or 7.1% year over year, primarily due to $6.7 million of additional sales and marketing personnel and other marketing expenses related to Point and our fiscal 2013 acquisitions.

General and administrative for the nine months ended July 31, 2013 was $126.9 million compared to $138.1 million for the nine months ended July 31, 2012, down $11.3 million or 8.2% year over year, primarily due to a $18.7 million decrease in merger, acquisition and integration related costs related to the Hypercom and Point acquisitions. These decreases were partially offset by $3.2 million of charges related to executive management changes during the second quarter of fiscal 2013.

Litigation loss contingency expense for the nine months ended July 31, 2013 was $64.0 million compared to $17.6 million for the nine months ended July 31, 2012, up $46.4 million year over year, due to accruals related to litigation matters (excluding labor matters), primarily the pending securities class action captioned, In re VeriFone Holdings, Inc. Securities Litigation, and the related Israel class action. See Note 11, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for disclosures related to our legal proceedings.

Amortization of purchased intangibles assets for the nine months ended July 31, 2013 was $71.7 million compared to $60.5 million for the nine months ended July 31, 2012, up $11.1 million or 18.4% year over year, primarily due to $12.2 million of additional amortization from the Point acquisition for the full reporting period.

Interest, net for the nine months ended July 31, 2013 was $34.4 million compared to $46.4 million for the nine months ended July 31, 2012, down $12.0 million or 25.9% year over year, primarily due to a $12.6 million decrease in interest expense related to our senior convertible notes, which matured on June 15, 2012.

Other income (expense), net for the nine months ended July 31, 2013 was a net gain of $5.8 million compared to a net expense of $23.4 million for the nine months ended July 31, 2012, up $29.2 million year over year, primarily due to the impact of foreign currency transactions. Other income (expense), net for the nine months ended July 31, 2013 consisted primarily of a $4.1 million gain related to the sale of certain assets and business operations related to our SAIL mobile payment product to a third party and a $4.6 million net gain from fair value adjustments to acquisition related earn-out payables. Other income (expense), net for the nine months ended July 31, 2012 consisted primarily of a $22.5 million foreign currency loss related to the difference between the forward rate on contracts purchased to lock in the U.S. dollar equivalent purchase price for our Point acquisition and the actual rate on the date of derivative settlement.

Income tax benefit for the nine months ended July 31, 2013 was $31.9 million compared to $12.1 million for the nine months ended July 31, 2012, up $19.8 million year over year primarily due to our loss in fiscal 2013. The income tax benefit for the nine months ended July 31, 2013 includes a discrete tax benefit of $24.1 million related to litigation loss contingency expense and a discrete tax benefit of $8.2 million related to changes in the statutory tax rates' impact on deferred taxes, partially offset by a discrete tax provision of $11.7 million related to an increase in uncertain tax positions. The income tax benefit for the nine months ended July 31, 2012 included discrete tax benefits of $8.5 million related to the foreign exchange loss on futures contracts that was incurred during December 2011 and $6.6 million related to litigation loss contingency expense, which was incurred during June 2012.

Segment Results of Operations

Americas Net Revenues and Operating Income

Our Americas segment is defined as our operations in North America, South America, Central America, and the Caribbean. Americas customers are diverse, and include traditional and specialty merchants, financial institutions, payment processors, and distributors, among others. Americas net revenues in some markets are dependent upon a limited number of customers, and the timing and size of orders from those customers can significantly impact Americas net revenues from period to period. Our business transactions in Americas are denominated predominately in U.S. dollars and Brazilian reais.

Three Months Ended July 31, 2013 compared to July 31, 2012

	Three Months Ended July 31,
	2013	% of Net revenues	2012	% of Net revenues	$ Change	% Change
Net revenues:
System solutions	$117,798	63.4%	$175,691	75.5%	$(57,893)	(33.0)%
Services	67,872	36.6%	57,120	24.5%	10,752	18.8%
Total net revenues	$185,670	100.0%	$232,811	100.0%	$(47,141)	(20.2)%
Operating income	$48,055	25.9%	$74,301	31.9%	$(26,246)	(35.3)%

System solutions net revenues for the three months ended July 31, 2013 were $117.8 million compared to $175.7 million for the three months ended July 31, 2012, down $57.9 million or 33.0% year over year. System solutions net revenues in the Americas decreased primarily due to delays of some of our new product releases and certifications, as well as increased competition and the timing of demand from some of our large customers. Specifically, System solutions net revenues decreased $21.9 million in the United States primarily due to the timing of technology refreshes by our customers, including some of our large customers that completed a technology refresh in the prior fiscal year. System solutions net revenues declined $13.4 million in Brazil where we continued to experience delays of some of our new product releases and certifications and increased competition, and where one customer had completed a large technology refresh in fiscal 2012 that did not recur. Also, System solutions net revenues decreased $7.8 million in Canada primarily due to delays of some of our new product releases and certifications, and $7.8 million in Venezuela primarily due to currency controls and political uncertainty.

Services net revenues for the three months ended July 31, 2013 were $67.9 million compared to $57.1 million for the three months ended July 31, 2012, up $10.8 million or 18.8% year over year. Taxi solutions Services net revenues increased $4.6 million due to increased transaction volumes. Services net revenues increased in other markets within the Americas segment due to our continued emphasis on expanding our Services offerings.

Foreign currency fluctuations had a $2.7 million unfavorable impact on net revenues, primarily due to a decrease in the value of the Brazilian reais as compared to the U.S. dollar year over year.

Operating income for the three months ended July 31, 2013 was $48.1 million compared to $74.3 million for the three months ended July 31, 2012, down $26.2 million or 35.3% year over year, primarily due to the decline in total net revenues.

Americas Net Revenues and Operating Income (continued)
Nine Months Ended July 31, 2013 compared to July 31, 2012

	Nine Months Ended July 31,
	2013	% of Net revenues	2012	% of Net revenues	$ Change	% Change
Net revenues:
System solutions	$405,865	67.8%	$505,193	74.5%	$(99,328)	(19.7)%
Services	192,933	32.2%	173,282	25.5%	19,651	11.3%
Total net revenues	$598,798	100.0%	$678,475	100.0%	$(79,677)	(11.7)%
Operating income	$165,532	27.6%	$219,180	32.3%	$(53,648)	(24.5)%

System solutions net revenues for the nine months ended July 31, 2013 were $405.9 million compared to $505.2 million for the nine months ended July 31, 2012, down $99.3 million or 19.7% year over year. System solutions net revenues in the Americas decreased primarily due to delays of some of our new product releases and certifications, as well as increased competition and the timing of demand from some of our large customers. System solutions net revenues declined $41.7 million in Brazil, where we continued to experience delays of some of our new product releases and certifications as well as increased competition, and where one customer completed a large technology refresh in fiscal 2012 that did not recur. In addition, System solutions net revenues decreased $21.1 million in the United States primarily due to the timing of technology refreshes by our customers, including some of our large customers that completed a technology refresh in the prior fiscal year, and delayed purchases by some of our customers awaiting certifications for one of our new products. Also, System solutions net revenues declined $10.5 million in Venezuela due to currency controls and political uncertainty and $9.5 million in Canada as a result of delays of some of our new product releases and certifications.

Services net revenues for the nine months ended July 31, 2013 were $192.9 million compared to $173.3 million for the nine months ended July 31, 2012, up $19.7 million or 11.3% year over year. Taxi solutions Services net revenues increased $6.1 million due to increased transaction volumes. Services net revenues increased $13.6 million in other markets within the Americas segment due to our continued emphasis on expanding our Services offerings.

Foreign currency fluctuations had a $12.1 million unfavorable impact on net revenues, primarily due to a decrease in the value of the Brazilian reais as compared to the U.S. dollar year over year.

Operating income for the nine months ended July 31, 2013 was $165.5 million compared to $219.2 million for the nine months ended July 31, 2012, down $53.6 million or 24.5% year over year, primarily due to the decline in total net revenues, which was primarily related to higher margin customers.

EMEA Net Revenues and Operating Income

Our EMEA segment is defined as our operations in Europe, the Middle East, and Africa. Our EMEA customers include banks, retailers, distributors and individual merchants. Net revenues in this segment are somewhat dependent on the timing of customer orders, but are more influenced by market-wide factors such as standards and regulation, the timing of our new product releases and certifications of those products in the various regulatory environments. In addition, in emerging markets such as the Middle East, Africa and parts of Eastern Europe, net revenues are dependent on the adoption by such markets of our products and solutions and the timing of local electronic payments initiatives that may create demand for our products and solutions. Our business transactions in EMEA are denominated predominately in U.S. dollars, Euro, British Pounds and Swedish Krona.

On December 30, 2011, we acquired Point to, among other things, provide a broader set of product and service offerings to customers globally, including expansion in the Northern European markets. Point contributed approximately $41.9 million of additional net revenues to the EMEA segment in the first quarter of fiscal 2013 compared to 2012, because they were part of our operations for the full quarter in fiscal 2013.

Three Months Ended July 31, 2013 compared to July 31, 2012

	Three Months Ended July 31,
	2013	% of Net revenues	2012	% of Net revenues	$ Change	% Change
Net revenues:
System solutions	$95,145	53.2%	$126,876	62.4%	$(31,731)	(25.0)%
Services	83,852	46.8%	76,537	37.6%	7,315	9.6%
Total net revenues	$178,997	100.0%	$203,413	100.0%	$(24,416)	(12.0)%
Operating income	$47,443	26.5%	$61,314	30.1%	$(13,871)	(22.6)%

System solutions net revenues for the three months ended July 31, 2013 were $95.1 million compared to $126.9 million for the three months ended July 31, 2012, down $31.7 million or 25.0% year over year. System solutions net revenues in EMEA decreased primarily due to changes in distribution in the Middle East and Africa, the timing of demand from some of our large customers and, in certain markets, delays of some of our new product releases and certifications as well as increased competition. In particular, System solutions net revenues in our Middle East and Africa markets declined $19.4 million primarily due to distribution changes that were initiated in the first fiscal quarter of 2013 in that region. Net revenues declined $5.7 million in Nigeria because a government sponsored initiative in fiscal 2012 did not recur. These decreases were partially offset by a $4.6 million increase in System solutions net revenues due to net new customer wins year over year.

Services net revenues for the three months ended July 31, 2013 were $83.9 million compared to $76.5 million for the three months ended July 31, 2012, up $7.3 million or 9.6% year over year, primarily due to a $9.6 million increase in Northern Europe as a result of increased sales of All-in-One services. This increase was partially offset by a $2.9 million decline in taxi solutions net revenues that were higher in fiscal 2012 from advertising related to the 2012 Olympics in London.

Operating income for the three months ended July 31, 2013 was $47.4 million compared to $61.3 million for the three months ended July 31, 2012, down $13.9 million or 22.6% year over year, primarily due to the decline in total net revenues, as well as a $5.1 million increase in operating expenses primarily related to services expansion in the region.

EMEA Net Revenues and Operating Income (continued)
Nine Months Ended July 31, 2013 compared to July 31, 2012

	Nine Months Ended July 31,
	2013	% of Net revenues	2012	% of Net revenues	$ Change	% Change
Net revenues:
System solutions	$285,570	54.4%	$375,977	66.3%	$(90,407)	(24.0)%
Services	239,030	45.6%	191,512	33.7%	47,518	24.8%
Total net revenues	$524,600	100.0%	$567,489	100.0%	$(42,889)	(7.6)%
Operating income	$142,046	27.1%	$163,516	28.8%	$(21,470)	(13.1)%

System solutions net revenues for the nine months ended July 31, 2013 were $285.6 million compared to $376.0 million for the nine months ended July 31, 2012, down $90.4 million or 24.0% year over year. System solutions net revenues in EMEA decreased primarily due to changes in distribution in the Middle East and Africa, the timing of demand from some of our large customers and, in certain markets, delays of some of our new product releases and certifications as well as increased competition. In particular, System solutions net revenues in our Middle East and Africa markets declined $49.7 million primarily due to distribution changes that were initiated in the first fiscal quarter of 2013 in that region. Net revenues declined $17.6 million in Nigeria because a government sponsored initiative in fiscal 2012 did not recur.

Services net revenues for the nine months ended July 31, 2013 were $239.0 million compared to $191.5 million for the nine months ended July 31, 2012, up $47.5 million or 24.8% year over year, primarily because Point contributed $33.8 million of additional Services net revenues due to its inclusion for the full reporting period in fiscal 2013. In addition, Northern Europe Services net revenues increased $17.6 million primarily due to growth in All-in-One net revenues, which was offset by a $5.2 million decline in taxi solutions net revenues that were higher in fiscal 2012 from advertising related to the 2012 Olympics in London.

Foreign currency fluctuations had a $2.8 million unfavorable impact on EMEA net revenues, due to the net impact from fluctuations in the value of major currencies in the region compared to the U.S. dollar.

Operating income for the nine months ended July 31, 2013 was $142.0 million compared to $163.5 million for the nine months ended July 31, 2012, down $21.5 million or 13.1% year over year, primarily due to a $13.5 million increase in operating expenses related to the additional two months of Point operations in fiscal 2013. The decline in operating income due to reduced System solutions net revenues was partially offset by the increase in higher margin Services net revenues.

ASPAC Net Revenues and Operating Income

Our ASPAC segment consists of our operations in Asia, Australia, New Zealand, and other Asia Pacific Rim countries. Our ASPAC customers are comprised primarily of large banks, distributors and individual merchants. Our ASPAC business is relatively concentrated and as a result our net revenues are subject to variability. ASPAC net revenues are impacted by standards and regulation, the timing of our new product releases and certifications of those products in the various regulatory environments, as well as increasing competitive pressure. ASPAC business transactions are denominated predominately in U.S. dollars, Australian dollars and Chinese renminbi yuan.

On May 31, 2013 we acquired all the outstanding equity of ENZ, which holds the switching and terminal business of ANZ Bank New Zealand Limited. ENZ contributed approximately $5.2 million of the $14.9 million total Services net revenues in the three months ended July 31, 2013.
Three Months Ended July 31, 2013 compared to July 31, 2012

	Three Months Ended July 31,
	2013	% of Net revenues	2012	% of Net revenues	$ Change	% Change
Net revenues:
System solutions	$37,946	71.8%	$48,392	84.9%	$(10,446)	(21.6)%
Services	14,903	28.2%	8,603	15.1%	6,300	73.2%
Total net revenues	$52,849	100.0%	$56,995	100.0%	$(4,146)	(7.3)%
Operating income	$9,032	17.1%	$13,243	23.2%	$(4,211)	(31.8)%
System solutions net revenues for the three months ended July 31, 2013 were $37.9 million compared to $48.4 million for the three months ended July 31, 2012, down $10.4 million or 21.6% year over year, primarily due to a decline in orders as a result of increased competition and the delays of some of our new product releases and certifications in certain markets.
Services net revenues for the three months ended July 31, 2013 were $14.9 million compared to $8.6 million for the three months ended July 31, 2012, up $6.3 million or 73.2% year over year, primarily due to $5.2 million additional Services net revenues from the ENZ acquisition.
Operating income for the three months ended July 31, 2013 was $9.0 million compared to $13.2 million for the three months ended July 31, 2012, down $4.2 million or 31.8% year over year. The decline was primarily due to lower System solutions net revenues and additional expenses of the ENZ business, which was acquired during the three months ended July 31, 2013.

ASPAC Net Revenues and Operating Income (continued)

Nine Months Ended July 31, 2013 compared to July 31, 2012

	Nine Months Ended July 31,
	2013	% of Net revenues	2012	% of Net revenues	$ Change	% Change
Net revenues:
System solutions	$120,414	78.4%	$128,211	84.4%	$(7,797)	(6.1)%
Services	33,106	21.6%	23,608	15.6%	9,498	40.2%
Total net revenues	$153,520	100.0%	$151,819	100.0%	$1,701	1.1%
Operating income	$28,430	18.5%	$37,290	24.6%	$(8,860)	(23.8)%

System solutions net revenues for the nine months ended July 31, 2013 were $120.4 million compared to $128.2 million for the nine months ended July 31, 2012, down $7.8 million or 6.1% year over year, primarily due to a $4.1 million decline of net revenues in India as customers slowed their system deployments earlier in the period as a result of uncertainty regarding their future cash flows following an action taken by The Reserve Bank of India to reduce the merchant discount rate. The remaining decline is due to a decline in orders primarily as a result of increased competition and the delays of some of our new product releases and certifications in certain markets.
Services net revenues for the nine months ended July 31, 2013 were $33.1 million compared to $23.6 million for the nine months ended July 31, 2012, up $9.5 million or 40.2% year over year, primarily due to $5.2 million additional Services net revenues from the ENZ acquisition.
Operating income for the nine months ended July 31, 2013 was $28.4 million compared to $37.3 million for the nine months ended July 31, 2012, down $8.9 million or 23.8% year over year. The decline was primarily due to lower System solutions net revenues and $6.1 million of increased operating expenses to support expansion.

Financial Outlook

We expect the timing and amount of overall revenue growth to continue to be impacted by factors such as the timing of new product releases and certifications, the timing of our customers' technology refresh cycles (particularly by our large customers), increased competition and pricing pressure, changes in distribution and distributor inventory levels, the impact of recent acquisitions, foreign currency fluctuations and continued uncertain macroeconomic conditions in certain markets.

We expect the timing of new product releases to continue to have a significant impact on our net revenues, particularly in markets where we have experienced delays in some of our new product releases and certifications, and in countries that require lengthy certification processes. Net revenues can vary significantly when larger customers or distributors cancel or delay orders due to budget concerns, technology refresh cycles and regulatory, certification or other requirements. Also, demand for electronic payment systems may eventually reach a saturation point, at which time customers might slow or end expansion projects.

We expect that the markets in which we conduct our business will remain highly competitive, characterized by changing technologies, evolving industry standards, government regulations, pricing pressures, and increased demand for additional functionality, premium services, mobility, and security. We expect to generate additional net revenues in the U.S. related to the EMV standard that we expect will be adopted over the next several years. We expect growth in emerging markets as economic conditions improve and those economies make efforts to modernize to cashless payment systems. However, market disruptions caused by new technologies, the entry of new competitors or the presence of strong local competition, consolidations among our customers and competitors, changes in regulatory requirements, timing of electronic payments initiatives that create demand for our products in emerging markets, and other factors, can introduce volatility into our business. In the Middle East and Africa, which are emerging markets for our products and solutions and where we have made some distribution changes, we have experienced and expect to continue to experience reduced levels of net revenues as well as volatility based upon the existence and success of local initiatives.

Many economies, including the U.S., have experienced economic improvements since the global recession in 2008, but continue to experience some volatility and challenges in achieving sustained economic growth. In particular, Europe has experienced significant economic volatility due to the current macroeconomic conditions. Any sustained economic weakness or deterioration in economic conditions, would adversely affect our business, operating results, and financial condition. In addition, individual currencies may be volatile in times of economic uncertainty, which could adversely affect our operating results and financial condition.

We also expect to see an overall long-term growth in Services net revenues as a result of our continuing development and sales of our Services offerings globally. For example, we are expanding the roll-out of Point's "All-In-One" payment solution in select global markets, including South Africa, Australia and New Zealand, and have acquired services based businesses in Europe and New Zealand. We expect that expansion of our Services offerings will result in an overall long-term shift towards a higher proportion of Services net revenues recognized over multi-year contract terms, which may lower System solutions net revenues and near-term total net revenues.

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
Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to service our debt, finance working capital, pay for contractual commitments and make capital expenditures and investments. As of July 31, 2013, our primary sources of liquidity were cash and cash equivalents of $309.3 million, as well as amounts available to us under the Revolving loan, which is part of our 2011 Credit Agreement. During the three months ended July 31, 2013, we transferred cash from foreign subsidiaries to the U.S. to fund a substantial portion of the net $160.1 million pay down of our 2011 Credit Agreement.

Cash and cash equivalents as of July 31, 2013 included $268.8 million held by our foreign subsidiaries. If we decide to distribute or use the cash and cash equivalents held by our foreign subsidiaries outside those foreign jurisdictions, including a distribution to the U.S., we may be subject to additional taxes or costs. We evaluate such taxes and costs as part of our decision to distribute cash and cash equivalents held by our foreign subsidiaries.

We also held $15.6 million in restricted cash as of July 31, 2013, which was mainly comprised of pledged deposits and deposits to Brazil courts related to tax proceedings pending adjudication.

As of July 31, 2013, our outstanding borrowings under the 2011 Credit Agreement consisted of $935.0 million in Term A loans, $48.7 million in Term B loans and a $425.5 million Revolving loan commitment, of which $133.0 million was drawn and outstanding as of such date. On July 19, 2013, we made prepayments of $20.0 million on the Term A loans and $50.0 million on the Term B loans as a condition to effectiveness of the Second Amendment. See Note 10, Financings, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding our borrowings.

On August 9, 2013, we entered into a stipulation of settlement in the consolidated shareholder class action captioned In re VeriFone Holdings, Inc. Securities Litigation, as described in more detail in Note 11, Commitments and Contingencies, in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q. If the settlement becomes final, the total settlement consideration paid for the benefit of the settlement class would be $95.0 million plus a potential contingent adjustment. We have coverage from our insurance carriers for this settlement consideration in the amount of approximately $34 million. An accrual for the net amount due of approximately $61.0 million is included in Accruals and other current liabilities on our Condensed Consolidated Balance Sheet as of July 31, 2013.

On May 31, 2013, we acquired all the outstanding equity of ENZ (EFTPOS New Zealand Limited), which holds the switching and terminal business of ANZ Bank New Zealand Limited, for approximately $54.5 million.

Our future capital requirements may vary significantly from prior periods as well as from those capital requirements we have currently planned. These requirements will depend on a number of factors, including operating factors such as our terms and payment experience with customers, the resolution of any legal proceedings against us or settlement of litigation in an amount in excess of our insurance coverage, and investments we may make in product or market development, as well as timing and availability of financing. Also, our capital needs may be significantly affected by any acquisition we may make in the future due to any cash consideration in the purchase price, related transaction costs, and related restructuring costs. Based upon our current level of operations, we believe that we have the financial resources to meet our business requirements for the next year, including capital expenditures, working capital requirements, future strategic investments, and compliance with our financial covenants.

Statement of Cash Flows

The net increases (decreases) in cash and cash equivalents are summarized in the following table (in thousands):

	Nine Months Ended July 31,
	2013	2012	Change
Net cash provided by (used in):
Operating activities	$181,545	$145,363	$36,182
Investing activities	(129,389)	(1,100,261)	970,872
Financing activities	(193,390)	781,426	(974,816)
Effect of foreign currency exchange rate changes on cash	(3,528)	(11,283)	7,755
Net increase (decrease) in cash and cash equivalents	$(144,762)	$(184,755)	$39,993

Operating Activities

Net cash provided by operating activities increased primarily due to changes in working capital, particularly collection of an additional $97.3 million of accounts receivable, which was offset by $80.7 million of additional payments of accounts payable and the timing of prepaid expenses and other assets.

Investing Activities

Net cash used in investing activities decreased substantially in the absence of major acquisitions when compared with the same period of fiscal year 2012. The decrease was partially offset by a $15.8 million increase in capital expenditures, primarily related to infrastructure for the expansion of our service offerings.

Financing Activities

Net cash provided by financing activities decreased primarily because we did not enter into any significant new debt during the nine months ended July 31, 2013. During the nine months ended July 31, 2012 we had a $778.1 million net increase in borrowings, compared with a $191.5 million net pay down in borrowings in the nine months ended July 31, 2013.

2011 Credit Agreement

On December 28, 2011, VeriFone, Inc. entered into the 2011 Credit Agreement, which initially consisted of a $918.5 million Term A loan, $231.5 million Term B loan, and $350.0 million Revolving loan commitment. On October 15, 2012, we entered into a credit extension amendment, consisting of $109.5 million additional Term A loans and $75.5 million revolving loan commitment increase. On July 19, 2013, VeriFone, Inc. entered into the Second Amendment, which extended from November 1, 2013 to November 1, 2014 the date on which the required total leverage ratio declines from 3.75 to 3.50, and revised the definition of cash on hand used in calculating the total leverage ratio. As of July 31, 2013, under the 2011 Credit Agreement, as amended, our total leverage ratio may not exceed 3.75 and we must maintain an interest coverage ratio of at least 4.00.

Other key terms of the 2011 Credit Agreement, as previously amended, including additional financial maintenance covenants and certain representations, warranties, covenants, and conditions that are customarily required for similar financings, were unchanged, and are described in Note 12, Financings, in the Notes to Consolidated Financial Statements of our 2012 Annual Report on Form 10-K. At July 31, 2013, we were in compliance with all financial covenants under the 2011 Credit Agreement, and we had a total leverage ratio of 2.75 and an interest coverage ratio of 9.46.

The outstanding principal balance of the Term A loan is required to be repaid in quarterly installments of the following percentages of the $1,028.0 million original balance of the Term A loans: 1.25% for each calendar quarter through the quarter ending December 31, 2013; 2.50% for each of the next eight calendar quarters through the quarter ending December 31, 2015 and 5.00% for each of the calendar quarters ending March 31, 2016, June 30, 2016 and September 30, 2016 with the balance due at maturity on December 28, 2016. The outstanding principal balance of the Term B loan is required to be repaid in equal quarterly installments of $0.3 million with the balance due at maturity on December 28, 2018. The Revolving loan will terminate on December 28, 2016. Outstanding amounts may also be subject to mandatory prepayment with the proceeds of certain asset sales and debt issuances and, in the case of the Term B loan only, from a portion of annual excess cash flows (as determined under the 2011 Credit Agreement) depending on VeriFone, Inc.'s leverage ratio.

The interest rate of each of the Term A loan and the Revolving loan is one month LIBOR plus the applicable margin, and the interest rate on the Term B loan is the higher of one month LIBOR or 1.00% plus the applicable margin. As of July 31, 2013, we elected the "Eurodollar Rate" margin option for our borrowings under the 2011 Credit Agreement and the interest margins were 2.50% for the Term A loan and the Revolving loan, and 3.25% for the Term B loan. Accordingly, as of July 31, 2013, the interest rate on the Term A and Revolving loan was 2.69%, and the interest rate on the Term B loan was 4.25%. As of July 31, 2013, the unused Revolving loan facility's commitment fee was 0.375% per annum, payable quarterly in arrears, and the amount available to draw under the Revolving loan was $292.5 million. Furthermore, as of July 31, 2013, our outstanding borrowings under the 2011 Credit Agreement consisted of a $935.0 million Term A loan, a $48.7 million Term B loan and $133.0 million outstanding under the Revolving loan.

On March 23, 2012, we entered into a number of interest rate swap agreements to effectively convert $500.0 million of the Term Loan A from a floating rate to a 0.71% fixed rate plus applicable margin. The interest rate swaps qualify for hedge accounting treatment as cash flow hedges and are effective for the period from March 30, 2012 to March 31, 2015.

Contractual Commitments and Off-Balance Sheet Arrangements

Contractual Obligations

The following table summarizes our contractual obligations as of July 31, 2013 (in thousands):

	Years Ended October 31,						Total
	2013	2014	2015	2016	2017	Thereafter
2011 Credit Agreement (1)	$21,244	$122,005	$132,057	$205,658	$688,757	$46,596	$1,216,317
Capital lease obligations and other loans	1,010	555	501	298	190	484	3,038
Operating leases (2)	12,617	38,004	32,092	25,583	20,650	41,707	170,653
Minimum purchase obligations	78,725	—	—	—	—	—	78,725
	$113,596	$160,564	$164,650	$231,539	$709,597	$88,787	$1,468,733

(1)	Contractual obligations for the 2011 Credit Agreement include interest calculated using the rate in effect at July 31, 2013.

(2)
Operating leases include $110.0 million of minimum contractual obligations on leases for our taxi solutions business where payments are based upon the number of operational taxicabs with our advertising displays at July 31, 2013.

As of July 31, 2013, the amount payable for unrecognized tax benefits was $64.6 million, including accrued interest and penalties, none of which is expected to be paid within one year. This amount is included in Other long-term liabilities in our Condensed Consolidated Balance Sheets as of July 31, 2013. We are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur; therefore, such amounts are not included in the above contractual obligation table. We believe that it is reasonably possible that there could be a reduction in unrecognized tax benefits due to statute of limitations expirations in multiple tax jurisdictions during the next 12 months of approximately $2.0 million.

We expect that we will be able to fund our remaining obligations and commitments with future cash flows from our ongoing operations and our $309.3 million of cash and cash equivalents held as of July 31, 2013. To the extent we are unable to fund these obligations and commitments with existing cash and cash flows from operations, we can draw upon amounts available under our 2011 Credit Agreement or future debt or equity financings.

Bank Guarantees

We have issued bank guarantees to certain of our customers and vendors with maturities ranging from two months to six years as required in some countries to support certain performance obligations under our service or other agreements with these customers or vendors. As of July 31, 2013, the maximum amount that may become payable under these guarantees was $9.4 million, of which $3.3 million is collateralized by restricted cash deposits.

Letters of Credit

We provide standby letters of credit in the ordinary course of business to third parties as required for certain transactions. As of July 31, 2013, the maximum amount that may become payable under these letters of credit was $8.0 million, of which $4.9 million is collateralized by restricted cash deposits.

Manufacturing Agreements

We work on a purchase order basis with our primary electronic manufacturing services providers, which are located in China, Singapore, Malaysia, Brazil, Germany, Romania, and France, and component suppliers located throughout the world, to supply nearly all of our finished goods inventories, spare parts, and accessories. We provide each such supplier with a purchase order to cover the manufacturing requirements, which generally constitutes a binding commitment by us to purchase materials and finished goods produced by the manufacturer as specified in the purchase order. Most of these purchase orders are considered to be non-cancelable and are expected to be paid within one year of the issuance date. As of July 31, 2013, the amount of purchase commitments issued to contract manufacturers and component suppliers totaled approximately $78.7 million. Of this amount, $8.3 million has been recorded in Accruals and other current liabilities in the accompanying Condensed Consolidated Balance Sheets because these commitments are not expected to have future value to us.

We utilize a limited number of third parties to manufacture our products and rely upon these contract manufacturers to produce and deliver products to our customers on a timely basis and at an acceptable cost. Furthermore, a majority of our manufacturing activities are concentrated in China and Brazil. As a result, disruptions to the business or operations of the contract manufacturers or to their ability to produce the required products in a timely manner, and particularly disruptions to the manufacturing facilities located in China and Brazil, could significantly impact our business and operations. In addition, a number of components that are necessary to manufacture and assemble our systems are specifically customized for use in our products and are obtained from sole source suppliers on a purchase order basis. Because of the customized nature of these components and the limited number of available suppliers, if we were to experience a supply disruption, it would be difficult and costly to find alternative sources in a timely manner.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Polices and Estimates

Management's discussion and analysis of financial condition and results of operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP (U.S. generally accepted accounting principles). Our significant accounting policies are more fully described in Note 1, Principles of Consolidation and Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements of our 2012 Annual Report on Form 10-K. There were no changes to our significant accounting policies during the nine months ended July 31, 2013.

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

We performed an interim review for potential indicators of impairment during the third quarter of fiscal year 2013, noting the fact that EMEA net revenues were lower than estimated in our fiscal year 2012 annual impairment review and as a result the fair value of the reporting unit may have decreased since the annual impairment review. In addition, foreign currency fluctuations in EMEA territories resulted in changes in the reporting unit's carrying value since our fiscal year 2012 annual impairment review. In order to evaluate the sensitivity of the fair value calculations from our annual goodwill impairment test, we applied a hypothetical 20% decrease to the expected fiscal year 2013 net revenues and a 14% decrease to expected fiscal year 2013 costs for our EMEA reporting unit. This hypothetical decrease, including the resulting impact on margins, capital expenditures and long term growth, resulted in the reporting unit having a fair value that exceeded the estimated July 31, 2013 carrying value by approximately 12%.

Following our February 20, 2013 announcement of certain preliminary financial results for our first fiscal quarter, the trading price of our stock declined. Management considered whether this decrease in stock price represents an indicator of impairment as of July 31, 2013 by assessing the sensitivity of the fair value calculations to changes in our discount rate. For each 1% increase in our discount rate, the excess of the EMEA reporting unit fair value over its carrying value decreases approximately 9%.

Considering the sensitivity analyses performed, as well as our latest forecasts and WACC, we concluded that there was no indicator of impairment at July 31, 2013. However, significant changes to our financial outlook, a sustained decline in our stock price, further weakening of the macroeconomic conditions, or significant changes in management's business strategies could result in changes to our goodwill impairment assessment in the future. In accordance with our accounting policies, during our fourth fiscal quarter of 2013 we will perform our annual goodwill impairment test. As described in Part II Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q, additional impairment charges can materially and adversely affect our financial results.

Income Taxes

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year the differences are expected to reverse. In evaluating our ability to recover our deferred tax assets we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in past fiscal years and our forecast of future taxable income in the jurisdictions in which we have deferred tax assets.

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

As of July 31, 2013, on a worldwide basis we remain in a net deferred tax asset position of $83.0 million, which includes $237.7 million of deferred tax assets primarily in the U.S. and $154.7 million of deferred tax liabilities, primarily in foreign jurisdictions. The realization of our deferred tax assets depends primarily on our ability to generate sufficient U.S. and foreign taxable income in future periods. The amount of deferred tax assets considered realizable may increase or decrease in future periods as we continue to evaluate the underlying basis for our estimates of future U.S. and foreign taxable income. An increase in the valuation allowance would result in additional tax expense in such period. We make estimates and judgments about our future taxable income that are based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from the estimates, the amount of the valuation allowance could be materially impacted.

Recent Accounting Pronouncements

There were no new accounting pronouncements issued or effective during the nine months ended July 31, 2013, which have had or are expected to have a material impact on our consolidated financial statements. For a description of recent accounting standards including the expected dates of adoption and estimated effects, if any, on our Condensed Consolidated Financial Statements, refer to Note 1, Principles of Consolidation and Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results.

Interest Rate Risk
We are exposed to interest rate risk related to our borrowings. These borrowings generally bear interest based upon the one-month LIBOR rate. As of July 31, 2013, a 25 basis point increase in interest rates on our borrowings subject to variable interest rate fluctuations would increase our interest expense by approximately $2.8 million annually.
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

Foreign Currency Transaction Risk

A substantial majority of our sales are made to customers outside the U.S., and our international net revenues as a percentage of our total net revenues have increased as a result of growth and our acquisitions of Point and Hypercom. A substantial portion of the net revenues we generate from international sales is denominated in currencies other than the U.S. dollar. Additionally, portions of our cost of net revenues and operating expenses are incurred by our international operations and are denominated in currencies other than the U.S. dollar, particularly the Euro, Brazilian reais, British Pound, and Swedish Krona. For consolidated reporting, net revenues and expenses denominated in currencies other than the U.S. dollar, which we refer to as P&L Exposures, are translated to the U.S. dollar at average currency exchange rates for the period. Thus, even if foreign operating results were stable, fluctuating currency rates may produce volatile reported results. We have from time to time made certain efforts to mitigate P&L Exposures by hedging with currency derivatives. However, as of July 31, 2013 and October 31, 2012, we had no derivatives designated as cash flow hedges related to P&L Exposures. We may in the future use foreign exchange forward contracts or other derivatives to hedge P&L Exposures, depending upon the risks of the exposures, the costs of hedging, and other considerations. However, hedges of P&L Exposures will only mitigate a portion of our risk and only for a short period.

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

Our outstanding foreign exchange forward contracts as of July 31, 2013 are presented in the table below (in thousands). The fair market value of the contracts represents the difference between the spot currency rate at July 31, 2013 and the contracted rate. All of these forward contracts mature within 30 days of July 31, 2013 (in thousands):

	Currency	Local Currency Contract Amount	Currency	Contracted Amount	Fair Market Value at July 31, 2013
Contracts to (buy) sell USD:
Argentine peso	ARS	(35,000)	USD	6,184	$(38)
Australian dollar	AUD	(3,700)	USD	3,398	(4)
Brazilian real	BRL	(1,300)	USD	573	1
Canadian dollar	CAD	(4,700)	USD	4,572	(6)
Chilean peso	CLP	(1,300,000)	USD	2,554	13
Chinese renminbi yuan	CNY	(103,000)	USD	16,653	22
Danish krone	DKK	23,000	USD	(4,089)	6
Euro	EUR	(52,300)	USD	69,342	(67)
British Pound	GBP	(18,400)	USD	28,223	(29)
Israeli new shekel	ILS	(6,100)	USD	1,699	(5)
Indian rupee	INR	(300,000)	USD	5,039	31
South Korean won	KRW	(2,400,000)	USD	2,153	(5)
Mexican peso	MXN	(102,000)	USD	7,988	(4)
New Zealand dollar	NZD	(45,000)	USD	36,035	(23)
Norwegian kroner	NOK	144,684	USD	(24,424)	(26)
Polish zloty	PLN	(19,000)	USD	5,965	(19)
Singapore dollar	SGD	(3,000)	USD	2,367	(3)
South African rand	ZAR	(20,400)	USD	2,066	(12)
Swedish Krona	SEK	152,000	USD	(23,469)	3
Taiwan dollar	TWD	17,675	USD	(592)	(2)
Total fair market value					$(167)

As of July 31, 2013, our Balance Sheet Exposures, which is the sum of the absolute value of the net assets or net liabilities for each of our foreign subsidiaries with a functional currency other than the U.S. dollar, amounted to $288.9 million. These Balance Sheet Exposures were partially offset by foreign exchange forward contracts with a notional amount of $247.4 million. Based on our net exposures as of July 31, 2013, a 10% fluctuation in currency exchange rates would result in a gain or loss of approximately $4.1 million.

As of July 31, 2013, we had one Balance Sheet Exposure not expected to be paid in the near term, an Israeli shekel payable equivalent to $52.0 million. Excluding this exposure from the Israeli subsidiary's net liability exposure of $48.7 million results in a $3.3 million net asset position. Deducting the $45.4 million absolute value difference from our total Balance Sheet Exposures of $288.9 million results in a total Near-Term Balance Sheet Exposure of $243.5 million. A 10% movement in currency exchange rates would result in a gain or loss of approximately $0.5 million that we would expect to be realized in the foreseeable future.

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

Our operations and performance depend significantly on worldwide economic conditions. For example, the current continued and prolonged weak macro-economic conditions in Europe and in many of the euro zone countries where we operate have resulted in a slowdown, and in some cases deferrals, of orders by customers which materially reduced our expected order levels for the region. Similarly, the significant slowdown and volatility in the U.S. and international economy and financial markets which began in the latter half of 2008 resulted in reduced demand for our products, which in turn adversely impacted our net revenues, business, financial condition and results of operations. In particular, the slowdown and volatility in the global markets resulted in softer demand in the financial and retail sectors, pricing pressures and more conservative purchasing decisions by customers, including a tendency toward lower-priced products and lower volume of purchases during the economic downturn. In some countries where we do business, the weakened economy has resulted in economic instability which has had negative effects, including a decrease in purchasing power due to currency devaluations. If these weak macro-economic conditions continue or worsen, our net revenues, business, financial condition and results of operations could be adversely impacted.

We expect certain markets where we conduct business, including parts of Europe, to continue to experience weakened or uncertain economic conditions in the near term, and some of our customers, prospective customers, suppliers and partners will continue to be negatively impacted by the continued global weakness in the economy. We cannot predict the extent and duration of the negative impact on our results of operations that the continued global market turmoil may have, or whether any other future decline or volatility in global conditions could negatively impact our business, operating results and financial condition. There is no assurance that actions taken by governments and central banks to stimulate the economy will have positive or lasting impacts. Further, conditions such as political unrest or terrorist actions in other parts of the world, the continued uncertainty related to implementation and duration of the U.S. congressional measures to address the January 1, 2013 expiration of certain temporary tax cuts and breaks, including the onset on March 1, 2013 of a series of automatic, across-the-board cuts to certain government agency budgets, the ongoing debate in the U.S. Congress regarding the national debt ceiling and federal budget deficit, additional taxes related to changes in the health care law and reports of continued high unemployment rates in the U.S. and elsewhere, may negatively impact global economic conditions, including corporate and consumer spending and liquidity of capital markets. Continued volatility in market conditions, such as fluctuations in foreign currency rates relative to the U.S. dollar, makes it difficult to forecast our financial guidance and/or meet such guidance. If we fail to meet our financial guidance or the expectations of investment analysts or investors in any period, the market price of our stock could decline.

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

We expect our net revenues and operating results to vary from quarter to quarter. As a consequence, our operating results in any single quarter may not meet the expectations of securities analysts and investors, which could cause the price of our stock to decline. Factors that may affect our operating results include:

•	the type, timing, and size of orders and shipments;

•	delays in the implementation, including certifications, delivery and customer acceptance of our products and services, which may impact the timing of our recognition of net revenues;

•	deferral of customer contracts in anticipation of product or service enhancements or due to uncertainty in economic conditions;

•	demand for and acceptance of our new product and services offerings;

•	the rate at which we transition customers to our services model;

•	changes in competitive conditions, including from traditional payment solution providers and from alternative payment solution providers;

•	decisions by our distributors and other customers relating to the overall channel inventories of our products held in a particular quarter;

•	changes in market conditions, such as fluctuations in currency exchange rates;

•	variations in product mix and cost during any period;

•
development of new customer relationships or new types of customers, penetration of new markets and maintenance and enhancement of existing relationships with customers and strategic partners, as well as the mix of customers in a particular quarter;

•	component supply, manufacturing, or distribution difficulties;

•	timing of commencement, execution, or completion of major product or service implementation projects;

•	timing of governmental, statutory and industry association requirements, such as PCI (Payment Card Industry) compliance deadlines or EMV adoption in the U.S. or elsewhere;

•	the relative geographic mix of net revenues;

•	the fixed nature of many of our expenses;

•
changes in credit card interchange and assessment fees, which are set by the credit card networks and are a component of the cost of providing some of our newer product offerings, including the Payment-as-a-Service solution and in-taxi payments solutions;

•	industry, market and economic conditions, including competitive pressures and related impacts, such as inventory obsolescence; and

•
the introduction of new or stricter laws and regulations in jurisdictions where we operate, such as data protection or data privacy laws and regulations covering hazardous substances, that may cause us to incur additional compliance or implementation costs and/or costs to alter our business operations.

In particular, differences in relative growth rates between our businesses in North America and internationally may have a significant effect on our operating results, particularly our reported gross profit percentage, in any individual quarter, with international net revenues carrying lower margins.

In addition, we have experienced in the past and may continue to experience periodic variations in sales to our key vertical and international markets. These periodic variations occur throughout the year and may lead to fluctuations in our quarterly operating results depending on the impact of any given market during that quarter and could lead to volatility in our stock price.

Timing for orders for our products and services can be back-end weighted within the fiscal quarter, which can make our net revenues difficult to predict and can negatively impact our business and results of operations.

The timing of our customer orders and related net revenues are often back-end weighted, meaning that during a particular fiscal quarter, a substantial portion of sales orders may be received, substantial product may be shipped, and substantial revenue may be recognized towards the end of the fiscal quarter. Timing of customer orders and related net revenues often become more back-end weighted during economic downturns or periods of uncertainty, as well as in markets where there is uncertainty related to acceptance and/or implementation of our products, such as that related to changes or potential changes in regulations or other local requirements that impact deployment of our products. These effects can also be exacerbated in markets where we depend on a limited number of customers, and where one or a few customers' decisions can have a significant impact on our results of operations in the fiscal quarter. Such back-end loading could also adversely affect our business and results of operations due to a number of additional factors including the following:

•
the manufacturing processes at our third-party contract manufacturers could become concentrated in a shorter time period. This concentration of manufacturing could increase manufacturing costs, such as costs associated with the expediting of orders, and negatively impact our gross margins. The risk of higher levels of obsolete or excess inventory write-offs would also increase if we were to hold higher inventory levels to counteract this effect;

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

A central part of our strategic plan is to increase services offerings so that we can derive higher overall net revenues and margins, develop deeper relationships with our customers and drive more predictable financial results. With our December 2011 acquisition of Point, we are introducing Point's Payment-as-a-Service model in multiple jurisdictions. Implementing a new services model is difficult and involves management focus, upfront local infrastructure and capital costs and other resources that could otherwise be utilized in research and development of other hardware and software product offerings, and the build-out of local service and support teams. In addition, the competitive environment for services is very different in each market, and the bundle of services being offered must be customized to compete effectively. The markets where we seek to implement the Payment-as-a-Service model may take longer to adopt a payment-as-a-service model than we anticipate or may choose not to adopt this model. We may also be competing against others, including certain of our customers that distribute our terminals, who already offer similar services. Continued weakness in the global economy may also negatively impact our ability to implement our Payment-as-a-Service model within the time frames we desire and to achieve the benefits we anticipate. If we are unsuccessful in executing on our implementation of the Payment-as-a-Service model and obtaining customer acceptance of our service offerings or are unable to implement the model while also maintaining focus on other key areas of our business, our net revenues, profitability and net income will be adversely impacted.

If we do not continually enhance our existing solutions and develop and market new solutions and enhancements responsive to technological advancements and customer or end user demand in a timely manner or at all, our net revenues, income and cash flows will be adversely affected.

The market for electronic payment systems is characterized by:

•	rapid technological advancements;

•	frequent product introductions and enhancements;

•	local certification requirements and product customizations;

•	evolving industry and government performance and security standards and regulatory requirements;

•
increasingly, introductions of competitive products, including products that customers may decide have better functions and features, and alternative payment solutions, such as mobile payments and processing, at the point of sale; and

•	changes in customer and end user preferences or requirements.

Because of these factors, we must continually enhance our existing solutions and develop and market new solutions, and we must anticipate and respond timely to these industry, customer and regulatory changes in order to remain competitive. If we are unable to timely and adequately respond to new competitors and technological advancements, our net revenues and results of operations will be adversely affected. These efforts require management attention and significant investment in research and development as well as increased costs of manufacturing and distributing our system solutions, and we may not necessarily be able to increase or maintain prices to account for these costs, which will negatively impact our profitability, cash flows and results of operations.

We cannot be sure that we will successfully complete the development and introduction of new solutions or enhancements or that our new solutions will be accepted in the marketplace. We may also fail to develop and deploy new solutions and enhancements on a timely basis. In either case, we may lose market share to existing or new competitors and competing technologies, our solutions could become obsolete and our net revenues, results of operations and cash flows will suffer.

A majority of our net revenues are generated outside of the U.S. and we intend to continue to expand our operations internationally including through acquisitions and strategic partnerships. Our results of operations could suffer if we are unable to manage our international expansion effectively.

During the nine months ended July 31, 2013, approximately 71.6% of our net revenues were generated outside the United States. During the fiscal year ended October 31, 2012, approximately 72.7% of our net revenues were generated outside of the United States. The percentage of net revenues generated outside of the U.S. has increased over recent years and we expect such percentage to continue to increase over time. In particular, our acquisition of Point has increased our business in the Nordic regions and elsewhere in Northern Europe and our acquisition of Hypercom has increased our business significantly in the EMEA region and Asia. Part of our strategy is to expand our penetration in existing foreign markets and to enter new foreign markets, particularly emerging markets where we expect to see growth in electronic payments and related services. Our ability to penetrate some international markets may be limited due to different technical standards, protocols or product requirements. Expansion of our international business will require significant management attention and financial resources. Certain emerging markets, such as those in the Middle East and Africa, may require longer lead times to develop distribution channels and to develop payment histories that support collectability of accounts receivable, may be dependent upon the timing and success of local electronic payments initiatives and related infrastructure investments in such markets, as well as require additional time and effort to obtain product certifications and gain market acceptance for our products. Our international net revenues will depend on our success in a number of areas, including:

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

•	building our brand name and awareness of our services in new and existing international markets;

•	enhancing our business infrastructure to enable us to efficiently manage the higher costs of operating across a larger span of geographic regions and international jurisdictions; and

•	implementing effective systems, procedures, and controls to monitor and manage our operations across our international markets.

If we fail to address the challenges and risks associated with international operations, including those through expansion and acquisitions, we may encounter difficulties implementing our strategy, which could impede our growth or harm our operating results.

We are subject to risks and costs associated with operating in foreign countries which could negatively impact our results of operations or cash flows. In addition, if we are not able to effectively manage these risks, our strategy of international expansion will be negatively impacted.
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

•
different and/or more stringent labor laws and practices, such as the mandated use of workers' councils and labor unions, or laws that provide for broader definitions of employer/employee relationships;

•	different and/or more stringent data protection, privacy and other laws;

•	economic and political instability in certain foreign countries or regions;

•	changes in a specific country's or region's political or economic conditions; and

•	greater difficulty in safeguarding intellectual property in areas such as China, India, Russia, and Latin America.

Many of these factors typically become more prevalent during periods of economic stress, such as the ongoing weakness in the economies of the euro zone countries and volatility in global financial markets that have caused declines in the value of the euro and other currencies impacted by the European sovereign debt crisis, or disruptive events such as natural or man-made disasters and military or terrorist actions. The persistence or occurrence of weakened global economic conditions in one or more regions where we do business may exacerbate certain of these risks. Additionally, these risks and costs associated with operating in foreign countries are heightened with respect to our international expansion into emerging or developing markets, which, for example, tend to experience more economic and political instability or have less developed or sophisticated distribution channels.

We are subject to foreign currency risk including that from economic and political instability which can lead to significant and unpredictable volatility in currency rates, including significant currency devaluations, which may negatively impact our net revenues, gross margins, results of operations and financial position. Although we engage in some hedging of our foreign currency exposures, we do not hedge all such exposures and our hedging arrangements may not always be effective. See Part I Item 3, Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Risk of this Quarterly Report on Form 10-Q.

In addition, compliance with foreign and U.S. laws and regulations, including changes and additions to such laws and regulations, that are applicable to our international operations is complex and may increase our cost of doing business in international jurisdictions and our international operations could expose us to fines and penalties if we fail to comply with these regulations. These laws and regulations include import and export requirements, trade restrictions and embargoes, exchange control regulations, data privacy requirements, labor laws, tax laws, anti-competition regulations, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials and other improper payments or inducements, such as the U.K. Bribery Act. Although we have implemented policies, procedures and training designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, distributors, suppliers and agents will not take actions in violation of our policies, particularly as we expand our operations through organic growth and acquisitions, including acquisitions of businesses that were not previously subject to and may not have familiarity with U.S. and other laws and regulations applicable to us or compliance policies similar to ours. For example, as described in our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2013, we submitted a voluntary disclosure to OFAC in connection with certain unauthorized activities by employees of one of our non-U.S. subsidiaries that involved potential violations of sanctions regulations. Any violations of sanctions or export control regulations or other laws could subject us to civil or criminal penalties, including the imposition of substantial fines and interest or prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our reputation, our brand, our international expansion efforts, our business, and negatively impact our operating results.

We experience significant and increasing levels of competition from existing and new competitors and a variety of technologies.

The markets for our system solutions and services are highly competitive and rapidly evolving, and we have been and expect to continue to be subject to significant and increasing competition from existing and new competitors and a variety of technologies. Traditionally, we have competed with other large manufacturers and distributors of electronic point of sale payment solutions, suppliers of cash registers that provide built-in electronic payment capabilities and producers of software that facilitates electronic payment over the internet. In certain areas, we also compete with smaller companies that have been able to develop strong local or regional customer bases. In certain foreign countries, we compete with companies that are more established, benefit from greater name recognition and have greater resources within those countries than we do. Further, in certain international markets, such as Brazil, we may face competition from refurbished units which could result in reduced demand and pricing pressures. In addition, we face significant downward pressures on prices in Brazil, China, India and other regions where competition is increasingly intense in the point of sale hardware market, with aggressive pricing by some local competitors. Any decrease in our selling prices in order to remain competitive in these markets could negatively impact our net revenues, gross margins and results of operations.

New competitors are entering the payments market rapidly with alternative payment solutions at the point of sale, such as mobile device-based card payment and processing solutions, including providers of “digital wallets” such as Merchant Customer Exchange (MCX) initiative supported by Walmart, Target and other major U.S. retailers and Google Wallet, which offer customers the ability to pay on mobile devices through a variety of payment methods, and providers of card readers for mobile devices and of other new point of sale technologies such as PayPal and Square. Some of these alternative solutions enable payment and processing at the point of sale without use of traditional payment terminals, such as those we manufacture and sell. In addition, some of these alternative solutions are offered by companies that are significantly larger than we are.

Although a number of industry participants have announced new technologies, initiatives, and/or products that we anticipate our products and services will partner with and benefit from, there can be no guarantee that any of these will be successful. Should any or all of these initiatives fail, it could have a negative impact on our results of operations and cash flows, including due to a loss in the investment that we have made in pursuing these new developments. Furthermore, even if the market does embrace these new technologies, initiatives and products, there is no guarantee that any of these will benefit our business or that our products and services will continue to participate in those technologies, initiatives and products.

As discussed in “If we are unsuccessful in executing on our implementation of the Payment-as-a-Service model and obtaining customer acceptance of our service offerings, our net revenues, profitability and net income will be adversely impacted”, the competitive environment for services offerings is complex and very different in each market and, in some markets, our competitors include certain of our customers that distribute our terminals. Some of our competitors may offer more services, have better name recognition in that market or have a longer or more established relationship with customers in that market than we do.

We expect to continue to experience significant and increasing competition. Our net revenues, profits and net income will be negatively impacted if we do not effectively compete with existing competitors and new market entrants. If we cannot develop and offer, in a timely manner, technological features our customers desire or offer alternative solutions that align with shifts to payment on devices other than the traditional point of sale terminal, we may lose customers and market share, experience price reductions and/or reduced margins, or, in some cases, cease to participate in the market at all.

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

If we inaccurately forecast demand for our products, we could end up with too many products and be unable to sell the excess inventory in a timely manner, if at all, or, alternatively we could end up with too few products and not be able to satisfy demand. This problem is exacerbated because we generally receive a significant volume of customer orders towards the end of each fiscal quarter which leaves us little room to adjust inventory mix to match demand. During the transition from an existing product to a new replacement product, we must accurately predict the demand for the existing and the new product. Furthermore, introducing new products into our current markets or existing products into new markets involves the uncertainty of whether the market will adopt our product in the volumes and time frames that we anticipate or at all. Our inability to properly manage our inventory levels could cause us to incur increased expenses associated with writing off excessive or obsolete inventory, lose sales or have to ship products by air freight to meet immediate demand, incurring incremental freight costs above sea freight costs, a preferred method, and suffering a corresponding decline in gross margins. If we do not accurately predict demand, we could also incur increased expenses associated with binding commitments to certain third-party contract manufacturers and suppliers which would negatively impact our gross margins and operating results. See Note 11. Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. During times of economic uncertainty, such as the global economic recession that continues to impact certain regions such as parts of Europe and the U.S., it becomes more difficult to accurately forecast demand and manage our inventory levels. Deteriorating market conditions have in the past and can in future periods cause us to incur additional costs associated with excess and obsolete inventory, scrap, and excess inventory held by our contract manufacturers.

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

In formulating our solutions, we have focused our efforts on providing our customers with solutions that have high levels of functionality, which requires us to develop and incorporate new and evolving technologies. This approach tends to increase the risk of obsolescence for products and components we hold in inventory and may compound the difficulties posed by other factors that affect our inventory levels, including the following:

•	the need to maintain significant inventory of components that are in limited supply;

•	buying components in bulk for better pricing;

•	entering into purchase commitments based on early estimates of quantities for longer lead time components;

•	responding to the unpredictable demand for products;

•	cancellation of customer orders;

•	responding to customer requests for quick delivery schedules; and

•	timing of end-of-life decisions regarding products, including of acquired product lines.

The accumulation of excess or obsolete inventory has in the past resulted in and may in future periods result in price reductions and inventory write-downs and scrap, which could, sometimes materially, adversely affect our business, results of operations and financial condition. As an example, for the fiscal year ended October 31, 2009, we incurred costs for obsolete inventory, scrap, and purchase commitments for excess components at contract manufacturers of $23.0 million due to changing demand we experienced in fiscal year 2009 as a result of the severe deterioration in the macroeconomic environment.

We may not realize the expected benefits of our acquisitions.

The integration of our acquisitions, particularly those that are international in scope, is complex, time-consuming and expensive, and has disrupted and may continue to disrupt our business or divert the attention of our management. Achieving the expected benefits of our acquisitions depends in large part on our successful integration of the acquired businesses' operations and personnel with our own in a timely and efficient manner. We cannot assure you that all of our integration efforts will be completed as quickly as expected or that our acquisitions will achieve the expected benefits. The risks and challenges involved in the integration of our acquisitions include:

•	Integrating operations of acquired businesses, including coordinating the efforts of the sales operations with those of VeriFone;

•	Managing acquired technologies or lines of business, particularly those lines of business with which we have limited operational experience;

•	Integrating or migrating the information technology infrastructures of acquired operations into our information technology systems and resources in an effective and timely manner;

•
Migrating our acquired businesses to our common enterprise resource planning information system and integrating all operations, sales, accounting, and administrative activities for the combined company, all in a cost-effective and timely manner;

•	Coordinating research and development and support activities across our existing and newly acquired products and services in a cost-effective manner; and

•	Incorporating acquired technologies, products and service offerings into our next generation of products and solutions in an effective and timely manner.

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

Acquisitions or investments involve significant challenges and potential business risks, and we may not realize the expected benefits of any of our past or future acquisitions. These challenges and risks, which are heightened due to the number, size and varying scope of our recently completed acquisitions, include, but are not limited to:

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

•
in the case of international acquisitions the need to integrate operations across different jurisdictions, cultures and languages and to address the particular economic, foreign currency, political, legal, compliance and regulatory risks, including with respect to countries where we previously had limited operations;

•
the possible inability to realize the desired financial and strategic benefits from any or all of our acquisitions or investments in the time frame expected, or at all, such as that discussed in “We may not realize the expected benefits of our acquisitions” above;

•	the loss of all or part of our investment;

•	the loss of customers and partners of acquired businesses;

•
the need to integrate each company's accounting, legal, management, information, human resource and other administrative systems to enable effective management, and the lack of control if such integration is delayed or unsuccessful;

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

•
the failure or impracticality to identify or assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring a company, which could result in unexpected litigation, unanticipated liabilities, additional costs, unfavorable accounting treatment or other adverse effects; and

•	the dependency on the retention and performance of key management and employees of acquired businesses for the day-to-day management and future operating results of these businesses.

These risks are heightened and more prevalent in acquisitions of larger businesses. Future acquisitions and investments could also result in substantial cash expenditures, potentially dilutive issuances of our equity securities and incurrence of additional debt, contingent liabilities and amortization expenses related to other intangible assets that could adversely affect our business, operating results, and financial condition.

We are party to a number of lawsuits and tax assessments and we may be named in additional litigation and assessments, all of which are likely to require significant management time and attention and expenses and may result in unfavorable outcomes that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are currently a party in several litigation proceedings. If any of these proceedings are resolved adversely to us, this could have a material adverse effect on our business, financial condition, results of operations or cash flows. For example, in connection with the restatement of our historical interim financial statements during fiscal year 2007, a number of securities class action complaints were filed against us and certain of our officers, and purported derivative actions were also filed against certain of our current and former directors and officers. As described in Part II Item 1. Legal Proceedings of this Quarterly Report on Form 10-Q, on February 8, 2013, the Ninth Circuit issued a mandate returning the pending securities class action case, caption In re VeriFone Holdings, Inc. Securities Litigation, to the U.S. District Court for the Northern District of California for further proceeding on plaintiffs' claims. On August 9, 2013, we entered into a stipulation of settlement which is subject to customary conditions, including court approval, pursuant to which we would pay $95.0 million, subject to certain adjustments if VeriFone is acquired within six months from the court's preliminary approval of the settlement, to the plaintiffs to settle the action. A case management conference for the approval of such settlement is scheduled for October 17, 2013. We are also subject to a number of pending tax assessment matters, particularly in Brazil where such assessments can be difficult to defend and result in substantial losses. Further, our operating results or financial condition may also be adversely impacted by claims or liabilities that we assume from an acquired company or that are otherwise related to an acquisition. For example, in connection with our acquisition of Hypercom, we have, except for certain matters related to the businesses divested by Hypercom, generally assumed all of Hypercom's litigation proceedings and tax assessments, and may also be liable for certain matters arising after closing of the Hypercom divestitures but related to pre-closing operations.

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

Our insurance policies may not cover certain claims that are filed against us or may not be sufficient to cover all of our costs for defending such actions or paying any damages in the event of an unfavorable outcome. In addition, we may be obligated to indemnify (and advance legal expenses to) both current and former officers, employees and directors in connection with the securities class action and derivative action matters. Although we currently hold insurance policies for the benefit of our directors and officers, such insurance coverage may not be sufficient in some or all of these matters. Furthermore, our insurance carriers may seek to deny coverage in some or all of these matters, in which case we may have to fund the indemnification amounts owed to such directors and officers ourselves. Because we have a number of pending litigation matters, these amounts may be material. For example, we have accrued $61.0 million for the securities class action described above, which represents the amount of the settlement (not including the contingent payment in case of a change of control) that we do not expect to be covered by insurance.

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

Third parties have in the past asserted and may in the future assert claims that our system solutions infringe their proprietary rights. Such infringement claims, even if meritless, may cause us to incur significant costs in defending against those claims. We may be required to discontinue using and selling any infringing technology and services, to expend resources to develop non-infringing technology or to purchase licenses or pay royalties for other technology. Similarly, we depend on our ability to license intellectual property from third parties. The third parties from whom we license technology may become unwilling to license to us on acceptable terms intellectual property that is necessary to our business. In addition, we may be unable to acquire licenses for other technology necessary for our business on reasonable commercial terms or at all. As a result, we may be unable to continue to offer the solutions and services upon which our business depends.

We have received, and have currently pending, third-party infringement claims and may receive additional notices of claims of infringement in the future. As we expand into other payment technologies and as competition in this area increases, it is possible that the rate at which third parties bring claims will increase. Infringement claims may cause us to incur significant costs in defending against those claims or to settle claims to avoid costly or protracted litigation even if we believe those claims are without merit. For example, in March 2008, Cardsoft, Inc. and Cardsoft (Assignment for the Benefit of Creditors), LLC commenced an infringement action against us and others. On June 8, 2012, following a jury trial in the Eastern District of Texas, Marshall Division, the jury issued a verdict against us and awarded Cardsoft infringement damages and royalties. Judgment has not yet been issued, and additional amounts could be ordered against us by the court. See Note 11. Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. Infringement claims are expensive and time consuming to defend against, regardless of the merits or ultimate outcome. Although we believe Cardsoft's claims are without merit, we have had to expend substantial time and funds to defend these claims, and we expect to continue to incur costs to defend this litigation. Similar claims may result in additional protracted and costly litigation. There can be no assurance that we will prevail in any such actions or that any license required under any such patent or other intellectual property would be made available on commercially acceptable terms, if at all. An unfavorable outcome in any such litigation, including the post-trial rulings and final judgment in the Cardsoft litigation, could result in a significant judgment of damages against us, which could materially and adversely impact our financial results, financial condition and cash flows. See Note 11, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Fluctuations in currency exchange rates may adversely affect our results of operations.

A substantial portion of our business consists of sales made to customers outside the U.S. A portion of the net revenues we receive from such sales is denominated in currencies other than the U.S. dollar, primarily the British Pound, the euro and the Brazilian real, and the amount of net revenues in foreign currencies has increased with our acquisitions of Point and Hypercom. Additionally, portions of our cost of net revenues and our other operating expenses are incurred by our international operations and denominated in local currencies, primarily the British Pound, the euro and the Brazilian real. In particular, our net revenues, cost of net revenues and operating expense denominated in the euro and the Dutch Kroner and Swedish Kroner, which are impacted by the ongoing European sovereign debt crisis, have increased with the Point and Hypercom acquisitions. Fluctuations in the value of these net revenues, costs and expenses as measured in U.S. dollars have historically affected our results of operations, and adverse currency exchange rate fluctuations may have a material impact in the future. Further, changes in exchange rates that strengthen the U.S. dollar could increase the price of our products in the local currencies of the foreign markets we serve. Declines in foreign currencies relative to the U.S. dollar would result in making our products relatively more expensive than products that are denominated in local currencies, which could lead to a reduction in sales and profitability in those foreign markets. In addition, our balance sheet contains monetary assets and liabilities denominated in currencies other than the U.S. dollar, such as cash, intercompany balances, trade receivables and payables, and fluctuations in the exchange rates for these currencies could adversely affect our results of operations. We have, to some extent, entered into foreign exchange forward contracts intended to hedge our balance sheet exposure to adverse fluctuations in exchange rates. We have also effectively priced our system solutions products in U.S. dollars in certain countries. Nevertheless, these hedging arrangements may not always be effective, particularly in the event of imprecise forecasts of non-U.S. denominated assets and liabilities. Additionally, our efforts to effectively price products in U.S. dollars may have disadvantages as they may affect demand for our products if the local currency strengthens relative to the U.S. dollar. We could be adversely affected when the U.S. dollar strengthens relative to the local currency between the time of a sale and the time we receive payment, which would be collected in the devalued local currency. Accordingly, if there is an adverse movement in one or more exchange rates, we might suffer significant losses and our results of operations may otherwise be adversely affected. Uncertainty in the global market conditions have resulted in and may continue to cause significant volatility in foreign currency exchange rates which could increase these risks. As our international operations expand, our exposure to these risks also increases.

Additionally, hedging programs expose us to risks that could adversely affect our operating results, including the following:

•	we may be unable to hedge currency risk for some transactions because of a high level of uncertainty or the inability to reasonably estimate our foreign exchange exposures; and

•
we may be unable to acquire foreign exchange hedging instruments in some of the geographic areas where we do business, or, even where these derivatives are available, we may choose not to hedge because of their high cost.

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

We depend on a limited number of customers, including distributors and resellers, for a large percentage of our net revenues. If we do not effectively manage our relationships with them, our net revenues and operating results could suffer.

A significant percentage of our net revenues are attributable to a limited number of customers, including distributors and independent sales organizations (“ISOs”). For example, our ten largest customers accounted for approximately 22.8% of our total net revenues and three customers together accounted for 12.2% of our total net revenues for the three months ended July 31, 2013. Our net revenues are dependent in part on the timing of purchases by our large customers. If any of our large customers significantly reduces or delays purchases from us or if we are required to sell products to them at reduced prices or on other terms less favorable to us, our net revenues, profitability, cash flows and net income could be materially and adversely affected. In addition, if we are not able to adequately and timely respond to demands for new or additional products or features from any of our large customers, that customer may decide to reduce its order or not to purchase from us at all, which could have a material adverse effect on our business and results of operations.

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

In addition, orders from our distributors and resellers depend on their sales volumes and inventory management decisions. We have experienced, and may in future periods experience, a significant decrease in our net revenues based on the timing of orders from our distributors, which generally varies based on distributor decisions on managing inventory levels, desired product mix and timing of new product introductions. Declines or deferrals of orders could materially and adversely affect our net revenues, operating results and cash flows.

We may be subject to additional impairment charges due to potential declines in the fair value of our assets.

As a result of our acquisitions, particularly that of Lipman in November 2006, Hypercom in August 2011 and Point in December 2011, we have recorded significant goodwill and intangible assets on our balance sheet. We test goodwill and intangible assets for impairment on a periodic basis as required, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The events or changes that could require us to test our goodwill and intangible assets for impairment include a reduction in our stock price and market capitalization and changes in our estimated future cash flows, as well as changes in rates of growth in our industry or in any of our reporting units. For example, in fiscal 2008 and 2009 we recorded significant goodwill impairment charges.

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

As discussed in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Goodwill, we performed an interim review for potential indicators of impairment during the third fiscal quarter of fiscal year 2013, [noting the fact that EMEA net revenues were lower than estimated in our fiscal year 2012 annual impairment review and as a result, the fair value of the reporting unit may have decreased since the annual impairment review. In addition, foreign currency fluctuations in EMEA territories resulted in a decrease in the reporting unit's carrying value since our fiscal year 2012 annual impairment review. We concluded that there was no indicator of impairment at July 31, 2013. Our evaluation of potential impairment in EMEA or any of our other reporting units could be negatively affected by a variety of factors, including a further decline in our stock price or our stock price remaining at levels resulting in our recent stock decline being considered sustained for goodwill impairment testing purposes, failure to meet our internal forecasts, further weakening of macroeconomic conditions or significant changes in management's business strategies. Any requirement to record impairment charges with respect to our EMEA reporting unit or otherwise could materially and adversely affect our financial results. See Note 8, Goodwill and Purchased Intangible Assets, in the Notes to Condensed Consolidated Financial Statements and Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Goodwill, of this Quarterly Report on Form 10-Q for additional information related to impairment of goodwill and intangible assets.

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

Our effective tax rate could be adversely affected by a number of factors, including shifts in the mix of pretax profits and losses by tax jurisdiction, loss or cessation of tax holidays or other tax benefit in one or more jurisdictions, our ability to use tax credits, changes in tax laws or related interpretations in the jurisdictions in which we operate, including jurisdictions where we conduct substantial portions of our business outside of the U.S. and which currently impose low or no taxes on our operations in those jurisdictions, and tax assessments and related interest and penalties resulting from income tax audits. We are subject to ongoing tax audits in various jurisdictions. Although we regularly assess the likely outcomes of such audits in order to determine the appropriateness of our tax provision, such assessments involve significant judgment and there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our net income or financial condition. We have not provided for U.S. federal and state income taxes or foreign withholding taxes that may result from future remittances of undistributed earnings of our foreign subsidiaries. In the U.S., there have been proposals to reform U.S. tax rules that may result in a reduction or elimination of the deferral of U.S. income tax on our foreign earnings, in which case our effective tax rate could be adversely affected. Any of these changes could have an adverse effect on our results of operations.

In addition, the government tax benefits that our Israel and Singapore subsidiaries have previously received required those subsidiaries to meet several conditions that we no longer meet and, therefore, we are subject to the statutory tax rates in these jurisdictions.

Israel

Our subsidiary in Israel (formerly Lipman) previously received tax benefits under Israeli law for capital investments that are designated as “Approved Enterprises.” We received such tax benefits of approximately $0.4 million during the twelve months ended October 31, 2009. Due to our restructuring and contract manufacturing arrangements entered into during the twelve months ended October 31, 2010 we no longer meet the requirements necessary to maintain the tax benefit status in Israel. Since November 1, 2009, we have been taxed at the full statutory rate in Israel and no future tax benefit has been recorded. This Israel subsidiary has tax earnings of approximately $174.0 million, approximately $104.0 million of which are attributable to Lipman's historic Approved Enterprise programs and, therefore, were not subject to Israeli statutory corporate tax at the time they were generated. Distribution or use of these funds outside Israel could subject us to payment of corporate taxes in addition to applicable withholding tax. To the extent that these earnings are distributed to the U.S. in the future, our Israeli subsidiary could be required to pay corporate tax at the rate ordinarily applicable to such earnings, between 27% and 36%. We have provided accruals for taxes associated with potential future distributions of such earnings.

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

Recently, the SEC adopted new rules pursuant to Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act setting forth new disclosure requirements concerning the use of certain minerals that are mined from the Democratic Republic of Congo and adjoining countries. These new requirements will require due diligence efforts in fiscal year 2013, with initial disclosure requirements beginning in May 2014. We expect to incur costs associated with complying with these disclosure requirements, including for conducting diligence procedures to determine the sources of conflict minerals that may be used or necessary to the production of our products and, if applicable, potential changes to products, processes or sources of supply as a consequence of such verification activities. In addition, these rules could adversely affect the sourcing, supply and pricing of materials used in our products, particularly if the number of suppliers offering the minerals identified as “conflict minerals” sourced from locations other than the Democratic Republic of Congo and adjoining countries is limited. It is also possible that we may face reputational harm if we determine that certain of our products contain minerals not determined to be conflict-free and/or we are unable to alter our products, processes or sources of supply to avoid such materials.

Our results of operations will suffer if we cannot comply with industry and government regulations and standards, or if changing standards do not continue to drive upgrade cycles.

Our system solutions must meet industry standards imposed by payment systems standards setting organizations such as EMVCo LLC, credit card associations such as Visa, MasterCard, and other credit card associations and standard setting organizations such as PCI SSC, Intermec and the U.K. Cards Association and other local organizations. New standards are continually being adopted or proposed as a result of worldwide anti-fraud initiatives, encryption of cardholder data, the increasing need for system compatibility and technology developments such as wireless and wireline IP communication. Our solutions also must comply with government regulations, including those imposed by telecommunications authorities and independent standards groups worldwide regarding emissions, radiation, and connections with telecommunications and radio networks, as well as data privacy laws which regulate the collection, compilation, aggregation, sharing or use of consumer information. We cannot be sure that we will be able to design our solutions to comply with future standards or regulations on a timely basis, if at all. Compliance with these standards could increase the cost of developing or producing our solutions. New products designed to meet any new standards need to be introduced to the market and ordinarily need to be certified by the credit card associations and our customers and, in some cases, local certification bodies, before being purchased. These certification processes are costly and time consuming and increase the amount of time it takes to introduce new products and sell our products. Moreover, certain uses of our products may subject us to additional regulations and licensing requirements. For example, use of our products in taxis requires additional licensing and may subject us to certain taxi business regulations. Our business, net revenues and financial condition could be adversely affected if we cannot comply with new or existing industry standards, or obtain or retain necessary regulatory approval or certifications in a timely fashion, or if compliance results in increasing costs of our products. Selling products that are non-compliant may result in fines against us or our customers, which we may be liable to pay. In addition, even if our products are designed to be compliant, compliance with certain security standards is determined based on the merchant's or service provider's network environment in which our systems are installed and, therefore, is dependent upon a number of additional factors such as proper installation of the components of the environment including our systems, compliance of software and system components provided by other vendors, implementation of compliant security processes and business practices and adherence to such processes and practices. Our business and financial condition could be adversely affected if we do not comply with new or existing industry standards and regulations, or obtain or retain necessary regulatory approval or certifications in a timely fashion, or if compliance results in increasing costs of our products.

On the other hand, our business may also benefit from changes in industry standards and government regulations as well as technological changes, which are large drivers of customer upgrade cycles. For example, if EMV standards are required in the U.S., as currently anticipated, we expect that our business could benefit as customers move to upgrade their systems. If these or other standards are not implemented on the timeline we expect, or at all, or if they are implemented but we cannot deliver products that comply with these standards in a timely manner or at all, our business will suffer. If customers do not continue to upgrade their terminals due to technological changes or changes in standards or government regulations, demand for our offerings could reach a saturation point, which would adversely affect our results of operations.

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

Protection against fraud is of key importance to the purchasers and end users of our solutions. The protection of sensitive data, such as customer, company, employee and consumer data is critical to our business. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of personal information and personally-identifying information. We rely on electronic networks, computers, systems and programs to run our business and operations and, as a result, are exposed to risks of system errors or cyber attacks on our systems which could result in the loss or misappropriation of sensitive data, corruption of business data or other disruption to our operations despite the security measures, processes and technologies we have in place to protect and secure our networks and systems. Further, our expansion of our service offerings increases the types of confidential and consumer or personal data that may be processed or stored by us, which requires us to dedicate more resources to protect our networks and systems. We incorporate security features, such as encryption software and secure hardware, into our solutions and services offerings to protect against fraud in electronic payment transactions and to ensure the privacy and integrity of consumer data. Our solutions may be vulnerable to breaches in security due to defects in the security mechanisms, the operating system and applications, or the hardware platform. Security vulnerabilities could jeopardize the security of information transmitted or stored using our solutions. We also provide our customers with repair, encryption key loading and helpdesk services, and we intend to increase our services offerings including through managed services programs. We have in the past experienced and may in the future experience security breaches or fraudulent activities related to unauthorized access to sensitive customer information. If the security of our solutions is compromised, our reputation and marketplace acceptance of our solutions will be adversely affected, which would cause our business to suffer, and may subject us to damages claims. A significant breach of customer or company data could attract a substantial amount of media attention, damage our customer relationships and reputation and result in lost sales, fines, or lawsuits. Recent new data protection laws and regulations, as well as proposed legislation and the evolving interpretations of such laws, in the U.S., the European Union and other countries where we operate, could result in additional requirements that apply to our business with respect to the protection of data, the collection, transmission, storage or use of personal information and other data, and the corrective actions in the event of a breach in security related to personal information. The restrictions imposed by such laws may require us to change our current or planned business models. For example, in the U.S., pending legislation has been introduced recommending restrictions on the use of geolocation information collected by mobile devices without consumer consent. Any restrictions imposed on use of location-based information or geolocation tracking could impact our implementation of mobile-based payments solutions that utilize such information or technology. In addition, if our current security measures and data protection policies and controls are found to be non-compliant with these laws, which vary from jurisdiction to jurisdiction and are undergoing increasing regulatory scrutiny, we may be subject to penalties and fines, and may need to expend significant resources to implement additional data protection measures.

Our solutions may have defects or experience field failures that could delay sales, harm our brand, increase costs and result in product recalls and additional warranty and other expense.

We offer complex solutions that are susceptible to undetected hardware and software errors or failures. Our solutions may experience failures when first introduced, as new versions are released, or at any time during their lifecycle. We cannot assure you that, despite our testing procedures and controls over manufacturing quality, errors will not be found in our products. Field failure may result from usage with third-party issued payment cards, for example, if such usage generates excess electrostatic discharge. Defects may also arise from third-party components that are incorporated into our products, such as hardware modules, chipsets or battery cells. Any product recalls as a result of errors or failures could result in the loss of customers, loss of or delays in market acceptance of our solutions, diversion of the attention of our research and development personnel from product development efforts and harm to our relationships with our customers, adversely affect our business and reputation and increase our product costs which could negatively impact our margins, profitability and results of operations. Any significant returns or warranty claims for any of our products, including products that we have added to our product offerings from acquisitions, could result in significant additional costs to us, such as costs to implement modifications to correct defects, recall and replace products and defend against litigation related to defective products or related property damage or personal injury, and could adversely affect our results of operations. Our customers may also run third-party software applications on our electronic payment systems. Errors in third-party applications could adversely affect the performance of our solutions.

Identifying and correcting defects can be time-consuming, costly and in some circumstances extremely difficult. Software errors may take several months to correct, and hardware defects may take even longer to correct. The existence of defects and delays in correcting them could result in negative consequences, including the following: loss of customers; harm to our brand; delays in shipping system solutions; loss of market acceptance for our system solutions; additional warranty and other expenses associated with correcting or resolving defects; diversion of resources from product development; and loss of credibility with distributors, customers and partners.

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

We have recently experienced turnover in our management team. On March 11, 2013, we announced that Douglas Bergeron was stepping down from the position of Chief Executive Officer, effective March 12, 2013, and that Richard McGinn, the Chairman of our Board of Directors, would become our Interim Chief Executive Officer. The Board of Directors has formed a search committee to identify a new, permanent Chief Executive Officer. In February 2013, we announced the retirement of Robert Dykes as Chief Financial Officer and the appointment of Marc E. Rothman as our new Chief Financial Officer. Further, on March 18, 2013, we announced certain other sales and operations management changes. These or any other management changes could be disruptive and could negatively affect our business.

During the last several fiscal years, we implemented workforce reduction plans reducing the number of employees and contractors in certain areas due to redundancies and shifting business needs, as well as in connection with acquisition-related integration efforts. These reductions have also required that we reassign certain employee duties. Workforce reductions and job reassignments could negatively affect employee morale and make it difficult to motivate and retain our remaining employees, which would affect our ability to deliver our products in a timely fashion and otherwise negatively affect our business.

We depend upon third parties to manufacture our systems and to supply the components necessary to manufacture our products.

We utilize a limited number of third parties to manufacture our hardware products pursuant to our specifications and rely upon these contract manufacturers to produce and deliver products to our customers on a timely basis and at an acceptable cost or to otherwise meet our product demands. Further, a material portion of these third-party manufacturing activities are concentrated in China. Disruptions to the business, financial stability or operations, including due to strikes, labor disputes or other disruptions to the workforce, of these contract manufacturers, or to their ability to produce the products we require in accordance with our and our customers' requirements, and particularly disruptions to the manufacturing operations in China including due to geological disruptions such as earthquakes, could significantly affect our ability to fulfill customer demand on a timely basis which could materially harm our net revenues and results of operations. We also rely on our contract manufacturer's facility in Israel for certain of our product lines and therefore are subject to the political disruptions or economic instability in that region. Substantially all of our manufacturing is currently handled by our third-party contract manufacturers and our dependency on our third-party contract manufacturers could exacerbate these risks.

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

We may not be able to protect our proprietary technology, which could enable competitors to develop services that compete with our own. We rely on patent, copyright, trademark, and trade secret laws, as well as confidentiality, licensing and other contractual arrangements to establish and protect the proprietary aspects of our solutions. Institution of legal proceedings to enforce our intellectual property rights could be costly and divert the efforts and attention of our management and technical personnel from other business operations. In addition, there can be no assurance that such proceedings would be determined in our favor. We do not have patent protection for certain important aspects of our current solutions. The laws of some countries in which we sell our solutions and services may not protect software and intellectual property rights to the same extent as the laws in the U.S. If we are unable to prevent misappropriation of our proprietary technology, competitors or others may be able to use and adapt such technology, which could diminish our competitive advantage and cause us to lose customers to competitors.

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

Terrorist attacks, war and international political instability may disrupt our ability to generate net revenues. Such events may negatively affect our ability to maintain net revenues and to develop new business relationships. Because a substantial and growing part of our net revenues is derived from sales and services to customers outside of the U.S. and we have our electronic payment systems manufactured outside the U.S., terrorist attacks, war and international political instability anywhere may decrease international demand for our products and inhibit customer development opportunities abroad, disrupt our supply chain and impair our ability to deliver our electronic payment systems, which could materially and adversely affect our net revenues or results of operations. Economic and political instability, particularly in the Middle East or OPEC member countries, may also disrupt the production or supply of fuel which could increase our costs related to shipment and distribution of our products. Any of these events may also disrupt global financial markets and precipitate a decline in the price of our stock.

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

In addition, many employees in Israel are obligated to perform between 30 to 40 days of military reserve duty annually and are subject to being called for active duty under emergency circumstances. If a military conflict arises, these individuals could be required to serve in the military for extended periods of time. Our operations in Israel could be disrupted by the absence for a significant period of one or more key employees or a significant number of other employees due to military service. Any disruption in our operations in Israel could materially and adversely affect our business.

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

On December 28, 2011, our principal subsidiary, VeriFone, Inc., entered into a secured credit agreement (as amended, the "2011 Credit Agreement") for total senior secured credit facilities of $1.5 billion, initially consisting of a Term A loan facility of $918.5 million (the "Term A Loan"), a Term B loan facility of $231.5 million (the "Term B Loan") and a revolving credit facility permitting borrowings of up to $350.0 million (the "Revolving Facility"). These credit facilities were made available (i) to fund a portion of the cash consideration for our acquisition of Point, (ii) to refinance certain existing debt at Point, (iii) to repay all outstanding amounts under our senior secured credit agreement entered into as of October 31, 2006, (iv) to fund an escrow to repay at maturity or upon earlier conversion at the option of the holders thereof our 1.375% senior convertible notes due June 2012, and (v) to pay related fees and expenses as well as for working capital requirements and for other general corporate purposes. The 2011 Credit Agreement was amended on October 15, 2012 to provide additional commitments under the Term A Loan and the Revolving Facility. On July 19, 2013, VeriFone, Inc. entered into an amendment to the 2011 Credit Agreement, pursuant to which VeriFone, Inc. amended certain metrics used in calculating the leverage ratios, and prepaid the Term A Loan in the aggregate principal amount of $20.0 million and the Term B Loan in the aggregate principal amount of $50.0 million. As of July 31, 2013, we had outstanding loan balances of $935.0 million under our Term A Loan, $48.7 million under our Term B Loan, and $133.0 million drawn on the Revolving Facility. See Note 10. Financings, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

Our indebtedness and debt service obligations under our 2011 Credit Agreement are substantial and may adversely affect our cash flow, cash position, and stock price.

Following our acquisition of Point in December 2011 and the related entry into the 2011 Credit Agreement, our outstanding indebtedness and debt service obligations are substantial. As of July 31, 2013, we had total indebtedness outstanding of $1.1 billion related to our Term A Loan, Term B Loan and Revolving Facility. Principal payments on our Term A Loan facility are required to be repaid in quarterly installments of the following percentages of the original balance outstanding under the Term A Facility: 1.25% for each of the first eight calendar quarters after the closing date of the 2011 Credit Agreement on December 28, 2011 through the quarter ending December 31, 2013; 2.50% for each of the next eight calendar quarters through the quarter ending December 31, 2015 and 5.00% for each of the calendar quarters ending March 31, 2016, June 30, 2016 and September 30, 2016 with the balance being due at maturity on December 28, 2016. The outstanding principal balance of the Term B Loan is required to be repaid in equal quarterly installments of 0.25% with the balance being due at maturity on December 28, 2018. Outstanding amounts may also be subject to mandatory prepayment with the proceeds of certain asset sales and debt issuances and, in the case of the Term B Loan, from a portion of annual excess cash flows (as determined under the 2011 Credit Agreement). See Note 10, Financings, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a schedule of the principal payments due under our financings.

We intend to fulfill our debt service obligations from existing cash and cash from our investments and operations. A substantial portion of our cash balances and cash generated from operations are held by our foreign subsidiaries. If we decide to distribute or use such cash and cash equivalents outside those foreign jurisdictions, including a distribution to the U.S. we may be subject to additional taxes or costs. In the future, if we are unable to generate or raise additional cash sufficient to meet our debt service obligations and need to use more of our existing cash than planned or to liquidate investments in order to fund these obligations, we may have to delay or curtail the development and/or the sales and marketing of new payment systems as well as dividends, capital expenditures, investments and acquisitions. If we are unable to generate sufficient cash flows or other sources of liquidity to meet our debt service requirements, our lenders may declare a default on the 2011 Credit Agreement which could result in the termination of commitments under the 2011 Credit Agreement, the declaration that all outstanding loans are immediately due and payable in whole or in part and the requirement of cash collateral deposits in respect of outstanding letters of credit.

Interest rates applicable to our debt are expected to fluctuate based on economic and market factors that are beyond our control. In particular, all of the outstanding debt under our 2011 Credit Agreement has a floating interest rate. Any significant increase in market interest rates, and in particular the short-term LIBOR rates, would result in a significant increase in interest expense on our debt, which could negatively impact our net income and cash flows. In addition, interest rates under the 2011 Credit Agreement will fluctuate to some extent based on our leverage ratios.

Our indebtedness could have significant additional negative consequences, including, without limitation:

•
requiring the dedication of a significant portion of our expected cash flow to service the indebtedness, thereby reducing the amount of expected cash flow available for other purposes, including dividends, capital expenditures, investments and acquisitions;

•	increasing our vulnerability to general adverse economic conditions;

•	limiting our ability to obtain additional financing on acceptable terms; and

•	placing us at a possible competitive disadvantage to less-leveraged competitors and competitors that have better access to capital resources.

The conditions of the U.S. and international capital markets may have an adverse effect on other financial transactions.

Deterioration in the U.S. and international capital markets has in the past had an adverse effect on certain of our financial transactions, and the credit crisis in the U.S. that began in 2008 continues to result in some softness in the U.S. credit markets. If financial institutions that have extended credit commitments to us, including under the 2011 Credit Agreement, or have entered into hedge, insurance or similar transactions with us are adversely affected by the conditions of the U.S. and international capital markets, they may become unable to fund borrowings under their credit commitments to us or otherwise fulfill their obligations under the relevant transactions, which could have a material and adverse impact on our financial condition and our ability to borrow additional funds, if needed, for working capital, capital expenditures, acquisitions and other corporate purposes.

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

Some provisions of our certificate of incorporation and bylaws may have the effect of delaying, discouraging or preventing a merger or acquisition that our stockholders may consider favorable, including transactions in which stockholders might receive a premium for their shares. These provisions include:

•	authorization of the issuance of “blank check” preferred stock without the need for action by stockholders;

•	the amendment of our organizational documents only by the affirmative vote of the holders of two-thirds of the shares of our capital stock entitled to vote at an election of directors;

•	provision that any vacancy on the board of directors, however occurring, including a vacancy resulting from an enlargement of the board, may only be filled by vote of the directors then in office;

•	inability of stockholders to call special meetings of stockholders; and

•	advance notice requirements for board nominations and proposing matters to be acted on by stockholders at annual stockholder meetings.

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

•
changes in our financial guidance or financial estimates by any securities analysts who might cover our stock, or our failure to meet our financial guidance or the estimates made by securities analysts;

•	uncertainty about current global economic conditions;

•	changes in the market valuations of other companies operating in our industry;

•	announcements by us or our competitors related to significant acquisitions, strategic partnerships or divestitures;

•	additions or departures of key personnel; and

•	sales or purchases of our stock, including sales or purchases of our stock by our directors and officers or by significant stockholders.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS
The following documents are filed as Exhibits to this report:

Exhibit Number	Description
3.1*	Amended and Restated Bylaws of VeriFone Systems, Inc.

10.1(1)†	Amended and Restated VeriFone Systems, Inc. (formerly, VeriFone Holdings, Inc.) 2006 Equity Incentive Plan.
10.2(2)
Credit Agreement Amendment, dated as of July 19, 2013, by and among VeriFone, Inc., VeriFone Intermediate Holdings, Inc., the Lenders party hereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

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

(1) Filed as an appendix to the Registrant’s Definitive Proxy Statement for its 2013 Annual Meeting of Stockholders, filed June 20, 2013.
(2) Filed as an exhibit to the Company's Current Report on Form 8-K, filed June 19, 2013.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIFONE SYSTEMS, INC.

By:	/S/ RICHARD A. MCGINN
Richard A. McGinn
Interim Chief Executive Officer

By:	/S/ MARC E. ROTHMAN
Marc E. Rothman
Executive Vice President and Chief Financial Officer
Date: September 5, 2013

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Amended and Restated Bylaws of VeriFone Systems, Inc.

10.1(1)†	Amended and Restated VeriFone Systems, Inc. (formerly, VeriFone Holdings, Inc.) 2006 Equity Incentive Plan.

10.2(2)
Credit Agreement Amendment, dated as of July 19, 2013, by and among VeriFone, Inc., VeriFone Intermediate Holdings, Inc., the Lenders party hereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

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

(1) Filed as an appendix to the Registrant’s Definitive Proxy Statement for its 2013 Annual Meeting of Stockholders, filed June 20, 2013.
(2) Filed as an exhibit to the Company's Current Report on Form 8-K, filed June 19, 2013.