Form 10-K
period 2013-10-31
VERIFONE SYSTEMS, INC.
filed 2013-12-19
CIK 1312073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
Form 10-K
___________________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2013
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
(408) 232-7800
(Registrant’s Telephone Number, Including Area Code)
____________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of April 30, 2013, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $1.56 billion based on the closing sale price as reported on the New York Stock Exchange.
The number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on November 30, 2013:

Class	Number of shares
Common Stock, $0.01 par value per share	110,418,768

DOCUMENTS INCORPORATED BY REFERENCE

As noted herein, the information called for by Part III is incorporated by reference to specified portions of the Registrant's definitive proxy statement to be filed in conjunction with the Registrant's 2014 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant's fiscal year ended October 31, 2013.

VERIFONE SYSTEMS, INC.
2013 ANNUAL REPORT ON FORM 10-K

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and certain information incorporated by reference herein contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements relate to future events or our future financial performance based on certain assumptions. In some cases, you can identify forward-looking statements by words such as “may,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms, or comparable terminology. Actual events or results may differ materially from those expressed or implied in these forward-looking statements.

Forward-looking statements are not guarantees of future results, events, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks outlined in Item 1A, Risk Factors, in this Annual Report on Form 10-K, and elsewhere in this report, including our disclosures of Critical Accounting Policies and Estimates in Item 7, our disclosures in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, as well as in our Consolidated Financial Statements and related notes. We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform such statements to actual results or to changes in expectations. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

In this Annual Report on Form 10-K, each of the terms “VeriFone,” "Company," "us," “we,” and “our” refers to VeriFone Systems, Inc. and its consolidated subsidiaries.

PART I

ITEM 1.	BUSINESS

Our Company

VeriFone is a global leader in secure electronic payment solutions at the point of sale (“POS”). We provide expertise, solutions and services that add value at the POS and enable innovative forms of commerce. For over 30 years, we have been a leader in designing, manufacturing, marketing and supplying a broad range of innovative payment solutions and complementary services that enable secure electronic payment transactions and value-added services at the POS. We focus on delivering value to our customers at the POS where merchant and consumer requirements drive increasingly innovative POS payment capabilities, value-added services that increase merchant revenues and consumer experience and solutions that enrich the point of interaction between merchant and consumers. Key industries in which we operate include financial services, retail, petroleum, restaurant, hospitality, taxi, transportation, and healthcare.

VeriFone, Inc., our principal operating subsidiary, was incorporated in 1981. Shortly afterward, we introduced the first check verification and credit authorization device utilized by merchants in a commercial setting. In 1984, we introduced the first mass market electronic payment system intended to replace manual credit card authorization devices for small merchants. VeriFone, Inc. operated as a publicly-traded company from 1990 until it was acquired in 1997 by Hewlett-Packard, which operated it as a division. In July 2001, HP sold VeriFone, Inc. to Gores Technology Group, LLC, a privately held acquisition and investment management firm. In July 2002, VeriFone, Inc. was recapitalized and VeriFone Systems, Inc. (formerly known as VeriFone Holdings, Inc.), a Delaware corporation, was organized as a holding company for VeriFone, Inc. In connection with the recapitalization, certain investment funds affiliated with GTCR Golder Rauner, LLC, a private equity firm, became our majority stockholders. VeriFone completed its initial public offering on May 4, 2005. In June 2009, the GTCR-affiliated funds ceased to be beneficial owners of 5% or more of our outstanding common stock.

We are headquartered in San Jose, California and operate in more than 150 countries worldwide, with a direct presence in more than 45 countries.

Our Business Strategy

We seek to provide innovative payment and payment-enabled solutions and services to facilitate trade and commerce on a worldwide basis. Since 1981, we have designed and marketed payment solutions that take advantage of the long-term shift toward electronic payment transactions and away from cash and checks in both developed and emerging economies worldwide. We have one of the leading electronic payment solutions brands and are one of the largest providers of electronic payment solutions worldwide.

We are committed to designing reliable and secure payment solutions to meet our customers' requirements and to offer flexible solutions that support a wide range of deployment options, payment types and value-added programs, including media and content delivery. Our payment solutions are available in several different combinations, offering our customers flexibility to support a variety of connectivity options, including various wired and wireless connectivity infrastructures deployed globally. Our solutions enable payment and commerce in both consumer-facing and self-service, or unattended, environments. We believe we have the largest selection of certified value-added applications. An increasing number of our electronic payment devices are also connected directly to VeriFone-operated processing gateways, through which we can provide payment-enabled functionality such as advertising, couponing, loyalty and data analytics services for our customers. We have integrated media capabilities into a number of our products as well as other consumer-facing devices, such as mobile devices, to allow us to leverage POS systems as a delivery channel for media and advertising.

Services are an increasingly important part of our business strategy. We offer a broad range of traditional services, including professional services related to customized application development, equipment repair and maintenance, helpdesk support and software post-contract support, installation and deployment, helpdesk support, and training. We are focused on offering full-service solutions, such as our “All in One” managed service solution (also referred to as “Payment-as-a-Service”), and other managed services, such as gateways, encryption, tokenization, and end-to-end terminal estate management services. In addition, we offer services complementary to our payment solutions that facilitate commerce, such as our VNET media platform deployed at gas dispensers and in taxis, PAYMedia/LIFT retail services that enable basket-level targeting of media content at convenience stores, and other digital media solutions that utilize media-enabled equipment to display digital content at the POS. We also offer our customers technical support for our installed payment systems, consulting services, and project management services for system deployment, and customization of integrated software solutions.

We believe expansion into new and emerging markets and complementary verticals are important components of our business strategy. Our acquisition strategy has expanded our global presence and customer base, improve our global competitive position, broaden our product and service offerings, increase the reach of our distribution channels and vertical markets, and provide us with greater resources to increase our research and development of innovative products and services. In August 2011, we completed our acquisition of Hypercom Corporation (“Hypercom”), a global provider of electronic payment solutions and value-added services at the POS, excluding its businesses in the U.S., United Kingdom and Spain, which were divested immediately prior to our acquisition. We believe our acquisition of Hypercom expanded our geographic reach and our customer base and business for our EMEA and ASPAC segments (as defined below). In December 2011, we completed our acquisition of Electronic Transaction Group Nordic Holding AB (“ETG”), a Swedish company operating the Point International business (“Point”), which was previously one of our distributors. The Point business serves as Northern Europe's largest provider of payment and gateway services and solutions for merchants and has expanded our global presence and augmented our EMEA services business.

Other acquisitions in recent years include our December 2010 acquisition of certain assets and liabilities of Gemalto N.V.'s e-payment terminals and systems business unit which expanded our customer base and geographic reach in South Africa, India and parts of the Middle East and increased our penetration into certain vertical markets. We also made recent acquisitions to broaden our services business and infrastructure, including our June 2011 acquisition of Destiny Electronic Commerce (Proprietary) Limited (which traded as CSC), our South Africa-based distributor, whose business included value-added services and end-to-end estate management services and tools for Sub-Saharan Africa and the Indian Ocean Islands, and our May 2013 acquisition of EFTPOS New Zealand Limited, which holds the switching and terminal business of ANZ Bank New Zealand Limited, and Sektor Payments Limited, which was our main distributor in New Zealand. In addition, we completed a number of smaller acquisitions over the past several years targeting complementary products, services and technologies.

Our Business Organization

We manage our business primarily on a geographic basis. Accordingly, we determined our reportable operating segments, which are generally based on our geographic markets and customer location, to be Americas, EMEA and ASPAC. The Americas segment includes North America, South America, Central America, and the Caribbean. The EMEA segment includes Europe, the Middle East, and Africa, and the ASPAC segment consists of Asia, Australia, New Zealand, and other Asia Pacific Rim countries. For segment and geographic information, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Net Revenues, and Note 11, Segment and Geographic Information, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Our Industry Trends

The electronic payment solutions industry encompasses systems, software, and services that enable the acceptance and processing of electronic payments for goods and services and provide other value-added functionality at the POS. The electronic payment system is an important part of the payment processing infrastructure and serves as the interface between consumers and merchants at the POS and the payment transaction processing infrastructure.

The global payments industry has continued to move towards electronic payment transactions. Consumer habits have continued to shift to higher volume of non-cash transactions with demand for additional payment options. In developed markets, such as the U.S., the continued shift to electronic payments is characterized by an increasing volume of transactions, including increase in volume of low value card transactions, through multiple payment forms. Our industry continues to move toward advanced payment technologies and methods, and has also seen the emergence of new market entrants, including outside the traditional POS providers. Certain regions, such as parts of Eastern Europe, Latin America, and Asia, currently have relatively low rates of electronic payments, but are experiencing a growing number of such transactions. The adoption of electronic payments in emerging markets is driven primarily by economic growth, infrastructure development, expanding presence of Internet connectivity and support from governments seeking to modernize their economies and to encourage electronic payment transactions as a means of driving commerce and improving tax collection. In some emerging markets, the trend toward non-cash transactions is driving the need for innovative solutions to address access barriers to large populations of consumers who are not using or able to use the banking and financial systems.

We anticipate that the industry will see growing demand for mobile and portable products. The increased use of smartphones and tablets for mobile commerce has generated consumer expectation of the ability of secure and easy to use mobile payment options. Acquirers and banks are correspondingly investing in mobile technologies and payments. With the rise in the number of smartphones globally, we anticipate rising demand for mobile platforms for payments. In addition, smartphones and tablets based on the popular Apple iOS, Google Android, and Windows Phone operating systems are increasingly being utilized to conduct payment transactions and to enable new mobile retailing solutions for merchants. Industry leaders have launched initiatives intended to drive mobile payments acceptance into the merchant community. For example, Isis, a joint venture among AT&T, Verizon, and T-Mobile, recently launched its Isis Mobile Wallet in the U.S., enabling consumers who have loaded the Isis Mobile Wallet onto their smartphones to make payments by tapping their phone on POS payment terminals, such as ours, that are enabled with near field communication, or NFC, technology. Google Wallet, which was commercially released in September 2011, similarly enables consumers to pay with a single tap of their phone on NFC-enabled payment systems. We are also working with PayPal to increase the acceptance of PayPal wallet at large retailers across the U.S. through our NFC-enabled devices. Expanded communications networks by major telecommunications carriers, as well as lower cost to users, further increase the feasibility of portable and handheld devices. The increased use of wireless Internet connectivity is also a factor that drives demand for compact, easy-to-use, and reliable payment solutions that can connect to the Internet wirelessly. Smartphones and tablets are also increasingly being used as multi-purpose hardware and integrated software platforms that are being adopted for commerce, payments, and complementary applications.

We expect continued advancement in payment technologies driven by demand for payment solutions that accommodate different payment methods and channels. The payments industry has seen the continued advancement in technologies, with the emergence of new payment methods, such as contactless, NFC, and mobile cloud-based payments, including card not present options. In the U.S., there continues to be the anticipated adoption of EMV (a chip and PIN based card acceptance), a payment method already used in other countries. Merchants are striving to enrich the consumer experience and to accommodate consumer expectations for flexibility at the POS by offering a variety of payment options and other value-added services at the POS. We expect this trend to create a need for a single platform that can support different payment options and delivery channels, and that is offered on a managed service basis to reduce risk and time to market. With the continued emergence of new and innovative technologies, our markets have become increasingly complex, which has in turn driven increasing interest in managed services solutions such as outsourced terminal estate management and payment systems implementation and management.

We expect merchants to increasingly seek to have rich and dynamic interactions with consumers. In addition to enabling multi-payment acceptance options for consumers, customized relevant content at the POS, such as promotions, offers, coupons, merchandise suggestions and loyalty programs, offer a means to enrich the consumer experience, particularly in retail and hospitality environments. The time between the initiation and completion of a transaction on a media-enabled payment solution provides merchants the opportunity to engage with consumers. Incorporation of emerging technologies, such as Bluetooth low energy, or BLE, into payment solutions may enable complementary features for consumers, such as customer check-in and other location-based functions.

Security continues to be a driving factor in our industry. Security over payment transactions will need to become increasingly more sophisticated as security threats become more sophisticated, new payment methods are introduced, and payment transaction volumes increase. Further, new payment types and platforms exacerbate security concerns and the need for security solutions. In addition to offering products that are independently certified to meet stringent security standards, we provide transaction encryption and tokenization services to facilitate an end-to-end security solution for payments. Our security solutions must continue to evolve to meet changing needs and threats.

We expect compliance requirements and regulatory mandates applicable to our industry will continue to expand. Compliance requirements include government regulations related to the prevention of identity theft, as well as operating regulation safeguards issued by the credit and debit card associations. Card associations have established the Payment Card Industry Security Standards Council (“PCI SSC”) to oversee and unify industry standards, known as PCI standards, to enhance payment card data security and serve as a framework for the safe handling of cardholder information. These standards continually evolve to become more stringent and increasingly dependent on complex measures to protect all payment related data. Compliance requirements and regulatory mandates continue to evolve to accommodate new payment types and related security concerns.

Our products and solutions generally must be certified against applicable payment industry requirements and mandates. The continual evolution of industry security standards drives recertification and replacement of electronic payment systems. In addition to meeting the PCI standards, additional governmental regulations over payment card data security may apply and require separate local certifications in certain non-U.S. countries, such as Australia, China and Brazil. Certain other countries also have their own set of compliance and certification requirements for payment card data security, including Germany, the United Kingdom, and the Netherlands. Furthermore, in order for our products to be allowed to connect to payment networks, we must obtain certification of the relevant products and solutions with card associations, financial institutions, and payment processors and comply with local government and telecommunications regulations. Some of these certification processes may take up to twelve months to complete. See Item 1, Business-Industry Standards and Government Regulations, for a more detailed description of these standards and regulations.

Products and Services

Our System Solutions

Our system solutions consist of point of sale electronic payment devices that run our unique operating systems, security and encryption software, and certified payment software, and that are designed to suit our customers' needs in both consumer-facing and unattended environments. Our system solutions can securely process a wide range of payment types including signature and PIN-based debit cards, credit cards, contactless/radio frequency identification, or RFID, cards, smart cards, pre-paid gift and other stored-value cards, electronic bill payment, check authorization and conversion, signature capture and electronic benefits transfer, or EBT. Our unique architecture enables multiple value-added applications, including third-party applications, such as gift card and loyalty card programs, healthcare insurance eligibility, and time and attendance tracking, and allows these services to reside on the same system without requiring recertification upon the addition of new applications.

Countertop and PIN pads

Designed with merchant and consumer needs in mind, our suite of countertop solutions incorporate compact design, easy installation and consumer-friendly features. Our countertop solutions accept a wide variety of card payment options including NFC, mobile wallets, chip and PIN, and contactless payments. Our VX Evolution generation of countertop devices offer features such as bright-color touch screen and high resolution graphic displays for a richer consumer experience, and expanded memory and high performance processors enabling fast transactions and capability to support a range of applications, such as pre-paid products, including gift cards and loyalty programs. The VX Evolution devices also integrate our NFC software technology to manage multiple NFC-based mobile wallets, applications and programs. We also offer a variety of other VX model countertop devices, including a hybrid device that reads both magnetic strip and chip card transactions using a single card reader, offering options for a range of connectivity choices, and battery operated and color displays. We also supply secure PIN pads that support credit and debit card, EBT, EMV and other PIN-based transactions, and include multiple connectivity options, including a 3G option, and NFC capability. Our countertop solutions also support a wide range of applications that are either built into electronic payment systems or connect to electronic cash registers, or ECRs, and POS systems. In addition, we offer an array of certified software applications and application libraries that enable our countertop systems and secure PIN pads to interface with major ECR and POS systems.

Multimedia Customer Facing

Our range of multimedia consumer facing POS devices are designed to allow merchants, particularly in the multi-lane retail environment, to engage in direct customer interaction through customized multimedia content, in-store promotions, digital offers, and other value-added services using a POS device, to enrich the customer experience while enabling new merchant revenue opportunities. Our multimedia consumer facing solutions are offered under our MX solutions brand. These products include large, easy-to-read color graphic displays, user-friendly interfaces, ECR compatibility, durable key pads, signature capture functionality, and other features that are important to serving customers in a multi-lane retail environment. Our MX solutions also feature a modular hardware architecture that allows merchants to introduce capabilities such as contactless or NFC. Our MX solutions include a range of products that support these same features in self-service market segments such as taxis, parking lots/garages, ticketing machines, vending machines, gas pumps, self-checkouts, and quick service restaurants.

Portable

Our portable payment devices consist of small, portable, handheld devices that enable merchants to accept electronic payments in customer locations wherever connectivity is available. Our portable devices are designed for restaurants, hospitality, delivery, transportation and other businesses that benefit from the pay-anywhere, pay-anytime convenience offered by a portable payment solution that also has capabilities to allow merchants to offer coupons, loyalty and other programs to enrich the consumer experience. Our portable solutions support 3G, GPRS, Bluetooth, and WiFi technologies based on our VX Evolution and Optimum platforms for secure, “always on” connectivity. Our VX Evolution portable devices offer a color display as well as a touch screen option. We expect that market opportunities for portable solutions will continue to be found in developing countries where wireless telecommunications networks are being deployed at a much faster rate than wireline networks. We have leveraged our wireless system expertise to enter into new markets for electronic payment solutions such as the pay-at-the-table market solutions for full-service restaurants and systems for transportation and delivery segments where merchants and consumers are demanding secure payment systems to reduce fraud and identity theft.

Mobile

Our PAYware Mobile solutions offer mobile payment capabilities for all segments of the mobile point of sale ("mPOS") environment, from large retailers to small merchants. Our portfolio of PAYware Mobile solutions includes devices that attach to, and interface with, iOS, Android or Windows-based smartphones and tablets, enabling these devices to be used as a secure payment device by merchants to accept payments wherever and whenever they do business with mobile connectivity. Our broad range of PAYware Mobile solutions is intended to address merchant needs in all types of retail environments and to enrich the overall consumer experience whether in or out of the traditional bricks and mortar store location. Our portfolio includes devices that accept a variety of payment types, including EMV chip and PIN, NFC/contactless and magnetic stripe payment types. Our devices are PCI compliant and employ fully-encrypted card readers so that sensitive cardholder data do not enter the device. We provide options designed to enrich the overall consumer experience, including an integrated PIN pad for faster transaction processing, integrated laser barcode imager, and functionality that facilitates sales services such as "on the spot" verification of merchandise availability or pricing.

Petroleum

Our family of products for petroleum companies consists of integrated electronic payment systems that combine electronic payment processing, fuel dispensing, and ECR functions, as well as secure payment systems that integrate with leading petroleum pump controllers. These products are designed to meet the needs of petroleum company operations, where rapid consumer turnaround, easy pump control, and accurate record keeping are imperative. These products allow our petroleum customers to manage fuel dispensing and control, and enable “pay at the pump” functionality, cashiering, store management, inventory management, and accounting for goods and services at the POS. They are compatible with a wide range of fuel pumps, allowing retail petroleum outlets to integrate our systems at most locations. We have expanded this suite of products with our Secure PumpPAY range of payment devices and related software that integrate into petroleum dispensers and deliver secure payment capabilities. We have also introduced our PAYmedia service that leverages the large color screen of Secure PumpPAY units and our VNET media platform to enable digital content, including paid advertising and couponing at the petroleum forecourt, which can help to offset the cost of the system and offer the possibility of an ongoing advertising revenue stream with the operator. Our media platform delivers short-form video and digital coupons at eye-level displays for fueling customers, thereby engaging the consumers and influencing their purchasing decisions.

Unattended and Self-Service

Our unattended and self-service payment solutions are designed to enable payment transactions in self-service environments and include our UX, TransitPAY, and MX solutions. Our UX solutions include a series of secure payment modules for vending machines and other self-service, high-transaction-volume environments such as on-street parking meters, petroleum pumps and ticketing machines. The UX modules are offered as OEM solutions that are customizable and integrate with existing self-service environments, and designed for both indoor and outdoor use in harsh environments. These solutions include versions to accept a range of payment options, including mobile wallets, magnetic stripe, EMV chipcard or NFC or other contactless payment schemes. TransitPAY is our unattended payment solution that enables implementation of an open fare-collection system for riders to quickly and easily pay with a wave or tap of almost any contactless card or NFC-enabled phone, with connectivity to control turnstile gates where applicable. TransitPAY is designed for public transportation environments including bus, train, and subway. Our MX 760 is an all-in-one OEM module with graphic display and audio features that integrates into a wide range of unattended environments. The MX 760 accepts both magnetic track and EMV chip cards using its hybrid card reader and encrypted pin pad and supports a variety of value-added services.

Contactless Peripherals

Our contactless peripherals enable upgrades of existing payment systems for contactless payment acceptance. These contactless modules, consisting of the QX 1000 and the QX 700, support a variety of contactless payment schemes. The QX 1000 is a countertop contactless module that enables merchants to quickly upgrade existing payments systems to enable acceptance of contactless payments without having to replace their existing POS terminal estate. Our QX 1000 is designed to provide “plug-and-play” integration with other electronic payment devices and is designed for implementation at retail locations, including quick service restaurants, retail stores, parking garages, movie theaters and sports arenas. Applications supported on the QX 1000 include EMV and Visa payWave MSD and MasterCard PayPass, American Express ExpressPay, Discover Network Zip, and MiFare. The QX 700 is a contactless module designed to enable contactless payments for vending machines and other self-service, high-transaction volume environments, such as on-street parking meters, petroleum pumps and ticketing machines. The QX 700 can be integrated into existing indoor and outdoor unattended systems through a field upgrade, and is capable of supporting a variety of card types, including public transportation, stored value and other value-added applications.

Network Access Solutions

Our network access solutions are designed and customized to support the unique requirements of the electronic payments industry by providing the networking hardware technology and communications infrastructure necessary to achieve connectivity within the POS environment. Our Integrated Enterprise Networks ("IENs") are designed to reduce operating costs, protect investments in current legacy networks and work on a wide range of standard network technologies and protocols. Our Intelligent Network Access Controller ("IntelliNAC") is an intelligent networking device that provides a wide range of digital and analog interfaces, line and data concentration, protocol conversion and transaction routing among other features. IntelliNAC is offered with IntelliView, an enterprise-level solution that provides the networking tools needed to manage POS solutions, such as remote downloads, and centralizes network management for reporting and monitoring.

Our Services

We continue to invest in developing a broad portfolio of service solutions complementary to our systems solutions and designed to meet a wide range of merchant and partner needs, including adding value by enabling commerce and enriching the consumer experience at the POS. Services are an increasingly important part of our business and revenues, accounting for approximately 37% of our total net revenues in our fiscal year ended October 31, 2013. Our service offerings include our payment-as-a-service solution and other managed services solutions, terminal management solutions, payment-enabled media, and payment system security solutions. We also offer a host of support services, including software development, installation and deployment, warranty, post-sale support, repairs, and training.

Payment-as-a-Service

Our Point payment-as-a-service payment system management solution is hosted and managed by us and offered as a subscription-based model that includes hardware and software, as well as comprehensive security, payment and value-added services for a fixed rate per device. The packages provide flexibility for merchants to select an option that is tailored to their specific business requirements. The solution supports processing of payment types across all channels of a merchant’s business, including credit and debit card payments, online payments, mobile platforms, loyalty cards, gift cards and membership cards, with integrated payments management and reporting. The hosted service includes 24x7 support, encrypted transactions, integration for new methods of payment, ongoing EMV maintenance, merchant support, and PCI compliance. The payment-as-a-service web-based portal serves as a single point of entry for merchants and partners to access, configure, and manage their payment services, as well as to deploy loyalty programs and enable new payment types. Our payment-as-a-service solution is designed to simplify EMV adoption and enable rapid integration of mobile wallets and emerging payment technologies. Merchants can adjust their subscription service packages to more advanced features and functions as their business grows or as the payment industry evolves. Currently, the payment-as-a-service model is implemented primarily in our EMEA segment and, to a lesser extent, in our ASPAC segment.

Managed Services

In addition to our payment-as-a-service solution, we offer a range of other managed services to provide our customers a complete managed solution that accommodates their business needs and plans. Our managed services include secure web-based transaction processing that is consolidated across payment types, from traditional retail to e-commerce, cloud-based remote loading of supported devices with the most up-to-date base files and firmware, software and applications, and estate management, including remote key loading, capabilities to remotely activate NFC/contactless and EMV, and consolidated reporting and analytics. PAYware Connect, our cloud-based hosted payment solution, consolidates all payment transactions through our payment gateway and enables merchants to process from any internet-connected PC through a single portal. PAYware Connect uses our proprietary VeriShield Total Protect for end-to-end transaction encryption and tokenization and is certified by all of the major payment processing networks. Our VX Direct managed solution combines our VX device with the latest payment applications, automatic updates, security protection with VeriShield Total Protect, and estate management capabilities through VeriFone HQ or VeriCentre. These managed solutions are offered globally to retailers, acquirers and merchants in the restaurant and hospitality markets. Our limo, livery and taxi fleet management solution provides tools for fleets installed with our POS devices, including real-time vehicle and trip/fare activity monitoring, computerized dispatch, vehicle tracking and faster card processing.

Terminal Management Solutions

Our terminal management solution, VeriFone HQ ("VHQ") enables efficient management of an entire estate of devices with minimal on-site intervention. Customers include retailers, financial institutions, processors with helpdesk operations, and device maintenance companies. VHQ, which is currently available for retail environments, connects the devices within a merchant's estate to back office operations, enabling remote deployment of software to POS terminals, centralized estate tracking, monitoring and diagnostics, and consolidated information collection and management reports. VHQ includes features designed for today’s POS environment, with a range of communication choices, options to manage multiple payment types, including mobile wallets and NFC, and the ability to remotely deliver and manage POS media content and value-added programs at the POS. VHQ also enables enhanced security controls, such as tamper and offline alerts, remote troubleshooting and diagnostics using a real-time, graphical dashboard, and added communications for POS content management. We also continue to support our VeriCentre, Term-Master Suite, ETMS, MagIC Management System, and Nurit Control Center terminal management solutions. Our terminal management solutions are offered globally and provided on a subscription fee basis as a part of a total payments solution hosted on VeriFone’s payment gateway and inclusive of hardware, software and services, or as a stand-alone management system hosted by VeriFone. Customers can also license the tools and host the solution on their own servers.

Payment-Enabled Media Solutions

VeriFone’s PAYmedia solution is a media content management tool that enables digital media at the POS to deliver media content of interest to customers, provide relevant advertisement, promotions and merchant loyalty programs at the POS. Media content is delivered through our media-enabled POS devices, including our MX devices, in conjunction with our Secure PumpPay devices in petroleum dispensers, or through our LIFT Retail platform connected to a merchant’s ECR. In addition to delivery of special offers and couponing, our LIFT Retail platform accommodates loyalty program enrollment and touch screen capabilities so that a customer can immediately scan additional merchandise for purchase. Using PAYmedia, merchants can customize digital media content and manage content and promotions. Merchants also have the option of outsourcing the media content and advertisement management and delivery to us.

In conjunction with our in-taxi payment and Secure PumpPay POS devices, we offer both third-party licensed and internal digital media content through our VNET media platform. This content includes local news, weather, traffic, and public service messages. Certain of our taxi leasing arrangements for advertising cover the rights to place advertisement on taxi tops or elsewhere on a taxi such as on the trunk or with wraps on the exterior of the taxi. For our VNET platform and other media content on taxis, we typically are engaged by advertisers through ad agencies for display of their advertisements, and we generally do not create or design third-party media content.

Our VNET platform is designed to accommodate a host of custom solutions desired by advertisers and marketers, such as adjusting content based on the location or time of day when the content is aired and audience segmentation.

Our payment-enabled media solutions seek to leverage customer engagement at the POS, in taxis, and at petroleum dispensers.

In-Taxi Payment Solutions

We provide an integrated suite of hardware, software and services to the taxi industry to enable electronic payment of taxi fares. In-taxi equipment we provide includes our secure electronic payment devices, GPS navigation, wireless communications, and fleet management services. All payment transactions made through our in-taxi electronic payment devices are sent wirelessly through our secure payment gateway and we generally earn a per transaction service fee.

Our taxi payment solutions are currently deployed in multiple U.S. cities, including New York City, Philadelphia, Boston, Chicago, Las Vegas, Miami, Baltimore, and Fort Lauderdale, as well as certain international locations in our EMEA segment.

Security Solutions

Our security solutions offer customers tools to secure payment transaction data. VeriShield Total Protect provides end-to-end encryption coupled with server-based tokenization to securely protect data from the point of capture, whether transmitted from a card or mobile device, to the processor, and tokenizes card data for use post-authorization to eliminate cardholder data from POS applications, networks and servers. In the U.S., the majority of the leading payment processors have selected our end-to-end encryption technology. VeriShield Total Protect is available for our VX and MX 800 series devices and can be remotely deployed. VeriShield Remote Key enables merchants to remotely and securely manage key injection into PIN pad devices as needed, including as part of scheduled maintenance, in response to changing compliance standards, and in response to suspected security breach. VeriShield Remote Key is available for our VX and MX devices. Our VeriShield Retain file authentication software is designed to secure a merchant’s terminal estate against unauthorized third parties executing software on the payment devices and is available for our VX devices. Our VeriFone Secure Data solution allows applications with access to our SRED compliant encryption library to enable point-to-point encryption capabilities.

Server-based Payment Processing Software and Middleware

Our server-based software allows merchants to integrate advanced payment functionality into PC-based and other retail systems seamlessly. These products handle the business logic steps related to an electronic payment transaction (credit, debit, gift, and loyalty), including collection of payment-related information from the consumer and merchant, and communication with payment processors for authorization and settlement. These solutions also enable the functionality of peripherals that connect to PC-based electronic payment systems, including consumer-facing products such as secure PIN pads and signature capture devices. Our PAYware software product line, consisting of server-based, enterprise payment software solutions, now includes card acceptance and merchant acquiring solutions (PCCharge, PAYWare PC, PAYware Direct, PAYware Transact), POS integration software (PAYware Link, PAYware STS, PAYware SIM, and VeriFone Retail 360), value-added payment solutions (PAYware Gift and PAYware Prepay), and card management systems for issuers and acquirers (PAYware CMS).

Support Services

We offer a suite of support services, including installation, deployment, standard or customized training, and application development and delivery solutions. We support our installed base by providing payment system 24-hour helpdesk support, consulting, on-site and telephone-based training, repair and/or replacement, asset tracking, and reporting. We also offer customized service programs for specific vertical markets in addition to standardized service plans, per incident repair services and annual software maintenance on some of our licensed software products.

We offer professional services for customized application development and delivery solutions. We also provide specific project management services for turn-key application implementations. We also offer customer education programs as well as consulting services regarding selection of product and payment methodologies and strategies such as debit implementation. We believe that our client services are distinguished by our ability to perform large-scale customizations for customers quickly and efficiently.

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

Libraries and Development Tools

We make a broad portfolio of application libraries and development tools available to our large community of internal and third-party application developers, including certain pre-certified software libraries that can be integrated into third-party applications without the need for further card brand certifications for these functions. We provide a set of application libraries, or programming modules such as smart card interfaces, contactless card and NFC phone interfaces, and communications drivers with defined programming interfaces that facilitate the implementation of our multi-application system solutions. Further, we maintain application compatibility, including use of standardized application programming interfaces, also known as APIs, and service calls, designed to facilitate the migration of applications to future system solutions. We continually develop new iterations and enhancements for these tools.

We also provide developer tool kits that contain industry standard visual development environments (C/C++) along with platform-specific compilers and debuggers. We provide a broad range of support services for our application development communities, including developer training, a dedicated developers' support team, and VeriFone DevNet, an online developers' portal that provides registered developers access to libraries, tools, programming guides, and technical support. Our libraries, developer tool kits, training, and support systems facilitate the rapid growth in deployment of third-party, value-added applications for our system solutions.

We believe that this growing portfolio of value-added applications increases the attractiveness of our solutions to global financial institutions and payment processors by adding services beyond payment transaction processing.

Customers

Our global customers consist primarily of financial institutions, payment processors, large retailers, petroleum companies, transportation companies, government organizations, healthcare companies and quick service restaurants. In our Americas and EMEA segments, we also sell our in-taxi payments solution to taxi fleets and advertising space to advertisers and media companies. We also sell directly to smaller merchants and retailers under our payment-as-a-service model, primarily in our EMEA and ASPAC segments. We also sell to distributors, resellers, system integrators, and independent sales organizations who resell our products. Increasingly, we are engaging with non-traditional industry participants, such as mobile phone operators, mobile wallet providers, coupon/offer providers, and social media networks, who desire access and integration with our payment solutions at the POS to deliver their services.

The percentage of net revenues from our ten largest customers is as follows:

	Years Ended October 31
	2013	2012	2011
Percentage of net revenues from our ten largest customers	21.8%	22.8%	27.4%

For information regarding our largest customers by reportable segment, see Note 1, Principles of Consolidation and Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Historically, we have experienced fluctuations of orders from customers based on the timing of customer technology refresh cycles and/or customer capital expenditure decisions, which typically drive larger volume orders. Timing of such cycles from larger customers, such as large retailers and processors could cause our net revenues and results of operations to vary from year to year. In addition, the timing of releases of regulatory and industry standards, such as PCI standards, as well as releases of new product introductions can significantly impact net revenues, cost of net revenues and operating expenses. Net revenues from both direct customers and our third-party distributors may decline pending an upcoming standards change or in anticipation of a standards change or new product introduction. However, neither historical patterns of net revenues nor timing of net revenues related to releases of new standards or products should be considered reliable indicators of our future net revenues, results of operations or financial performance.

Sales and Marketing

We sell our products worldwide through our direct sales force or through third-party distributors and partners. Internationally, we rely on distributors to represent us in countries or geographies where we do not have a direct presence. In recent years, we have expanded the number of countries where we have a direct presence, in part through our acquisitions. As we continue to focus on services, we expect a shift to more direct sales and support personnel.

Our sales personnel consists of sales representatives, business development personnel, sales engineers, and customer service representatives with specific vertical market expertise. Our sales teams are supported by client services, manufacturing, product development, and marketing teams to deliver products and services that meet the needs of our diverse customer base. Our marketing personnel includes product managers, account managers, program marketing personnel, and corporate communications and public relations personnel.

As of October 31, 2013, we had 998 sales and marketing employees, representing approximately 18% of our total workforce.

Competition

The markets for our System Solutions and Services are highly competitive. We compete based on various factors, including product functions and features, product availability and certifications, pricing, product quality and reliability, design innovation, interoperability with third-party systems, service offerings, support, and brand reputation. We continue to experience intense competition in all of our operating segments from traditional POS terminal providers for both systems solutions and services. We also see new companies entering our markets, including newer entrants offering mobile-based payments solutions. In certain foreign countries, some of our competitors may be more established, benefit from greater local recognition and have greater resources within those countries than we do.

Competition from manufacturers, distributors, or providers of products and services similar to or competitive with our System Solutions or Services could result in lower market share, price reductions, reduced margins, or could render our solutions obsolete. For example, a leading provider of payment processing services that is one of our largest customers develops and markets a series of proprietary electronic payment terminals for the U.S. market. Some smaller local electronic payment terminal vendors, particularly in our ASPAC segment, have also introduced pricing pressures in their markets by offering substantially lower prices. In addition, a number of the financial institutions and payment processors to whom we market our products typically adopt a dual vendor approach for the supply of their POS terminals.

We expect to continue to experience significant competition in the future. We compete globally with suppliers, manufacturers, and distributors of electronic payment systems and services as well as suppliers of ECRs that provide built-in electronic payment capabilities and producers of software that facilitates electronic payments over the Internet. Our primary competitors in these markets for POS terminals and services include Ingenico S.A., PAX Technology, Ltd., SZZT Electronics Co. Ltd., Equinox Payments, CyberNet Inc., and Spire Payments Ltd.

We also compete with Gilbarco, Inc. (a subsidiary of Danaher Corporation), International Business Machines Corporation, MICROS Systems, Inc., NCR Corporation, and Wayne, A GE Energy Business. In addition, we face vigorous competition from smaller companies that have been able to develop strong local or regional customer bases.

As we focus on specialty services and increase our emphasis on mobile and full service solutions, as well as on small to medium sized enterprises, we face new competitors, including those who target merchants that are not traditionally our customers or offer competing technologies, such as mobile-based payment dongles or electronic wallets. We believe these competitors are targeting merchants that are our customers.

Most of our customers are large, sophisticated organizations that have significant purchasing power and seek innovative solutions from trusted brands. We believe that we benefit from a number of competitive advantages gained through our more than 30-year history in our industry. These advantages include our globally trusted brand name, large installed base, significant involvement in the development of industry standards, security infrastructure, global operating scale, customizable platforms, and investment in research and development. Additionally, we compete primarily on the basis of the following additional key factors: end-to-end system solutions, industry leading security, product certifications, value-added applications and advanced product features, advanced communications modularity, reliability, supply chain scale and flexibility, and low total cost of ownership.

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

Research and Development

Our R&D activities include design and development of our hardware products and unique operating systems, development of new solutions and applications, attaining applicable certifications and approvals required for our products and solutions, and ensuring compatibility and interoperability between our solutions and those of third parties. We work with our customers to develop system solutions that address existing and anticipated end-user needs. Our development activities are distributed globally and managed primarily from the U.S. Our regional application development centers provide customization and adaptation to meet the needs of customers in local markets.

As of October 31, 2013, we had 1,820 research and development employees, representing approximately 32% of our total workforce. For the total amounts of our research and development expenses for the fiscal years ended October 31, 2013, 2012, and 2011, see our Consolidated Statements of Operations of this Annual Report on Form 10-K.

Industry Standards and Government Regulations

In order to offer products that connect to payment networks, electronic payment system providers must certify their products and services with card associations, financial institutions, and payment processors, as well as comply with government and telecommunications company regulations.

The following are key standards and requirements that apply to our industry.

Security Standards

Industry and government security standards are implemented to ensure the integrity of the electronic payment process and protect the privacy of consumers using electronic payment systems. We design our product security architecture to meet the requirements of those countries that have the more stringent and specific security requirements, such as Australia, Brazil, Canada, Germany, the Netherlands, New Zealand, Singapore, Sweden, Switzerland, and the United Kingdom.

Card Association Standards

Payment Card Industry Security Standards. Formed in 2006, the PCI SSC develops standards and supporting materials that enhance payment card data security and serve as a framework for the safe handling of cardholder information. The following are the PCI SSC principal standards applicable to our industry.

•	PCI Data Security Standard (“PCI DSS”) provides a specifications framework for the payment card data security process, including prevention, detection, and appropriate reaction to security incidents.

•
PIN Transaction Security (“PTS”) provides vendors and manufacturers with the requirements for all personal identification number ("PIN") terminals, including POS devices, encrypting PIN pads, and unattended payment terminals.

•	Payment Application Data Security Standard (“PA-DSS”) provides a set of standards to help software vendors and others develop secure payment applications.

•
Point-to-Point Encryption (“P2PE”) provides a set of requirements for vendors, assessors, and point-to-point encryption solution providers to validate their solutions. P2PE certified solutions may help a merchant reduce the scope of their PCI DSS assessments when using a validated P2PE solution for account data acceptance and processing.

EMV Standards. EMV standards are intended to address the growing need for transaction security and interoperability, and are designed to ensure global smart card interoperability across all electronic payment systems. To ensure adherence to this standard, specific certifications are required for all electronic payment systems and their application software. We maintain EMV certifications across our applicable product lines. EMV has already been adopted in many countries outside the U.S., and we anticipate adoption of EMV in the U.S. within the next several years, in part as card associations seek to incentivize adoption of EMV.

Contactless and NFC System Standards. The major card associations have each established a brand around contactless payment, for example, PayPass for MasterCard, Visa payWave and Visa Wave for Visa, ExpressPay for American Express, ZIP for Discover Financial Services, and J/speedy for JCB. Each contactless payment brand has a complete set of specifications, certification requirements and a highly controlled testing and approval process. In addition to EMVCo standards, there are also regional specification and certification and other payment scheme requirements for contactless such as PBOC in China, CEPAS in Singapore, Interac Flash in Canada, Geldkarte in Germany, and Carte Bancaire in France.

MasterCard PTS and TQM Program. The MasterCard PTS program identifies and addresses stability and security of communications between Internet-enabled POS terminals and the acquirer host system using authentication/encryption protocols approved by MasterCard ensuring transaction data integrity. We have successfully achieved VX product-line compliance with the MasterCard PTS security specification regarding security of Internet connected payment systems. As of May 2010, the MasterCard PTS program was subsumed into a PCI SSC PTS 3.x program known as the Open Protocols module. The Open Protocols module addresses POS devices that are Internet, WIFI, or GPRS enabled to make sure they are secure. The MasterCard PTS program compliance applies to several of our Internet-enabled products including the VX Evolution series payment systems. The MasterCard TQM (Terminal Quality Management) program was created in 2003 to help ensure the quality and reliability of EMV compliant terminals worldwide. MasterCard's TQM program validates the entire life cycle of the product, from design to manufacturing and deployment, and is in addition to the EMV Level 1 certification. We maintain TQM approval across all EMV Level 1 approved products deployed with EMV applications. The TQM program is now extended to contactless payment systems and is a requirement for achieving a full PayPass approval with MasterCard.

Payment Processor/Financial Institution Requirements

U.S. payment processors have two types of certification levels: (1) Class B certification, which ensures that an electronic payment system adheres to the payment processor's basic functional and network requirements; and (2) Class A certification, which adds another stipulation that the processor actively supports the electronic payment system on its internal helpdesk systems. Attainment of Class A certification, which may take up to twelve months, requires working with each payment processor to pass extensive functional and end-user testing and to establish the help desk related infrastructure necessary to provide Class A support. Attaining Class A certifications increases the number of payment processors that may actively sell and deploy a particular electronic payment system.

Other Regulatory Authorities

Our products must comply with government regulations, including those imposed by the FCC (U.S. Federal Communications Commission) and similar telecommunications authorities worldwide regarding emissions, radiation, safety, and connections with telephone lines and radio networks. Our products must also comply with recommendations of quasi-regulatory authorities and of standards-setting committees. Our electronic payment systems have been certified as compliant with a large number of national requirements, including those of the FCC and Underwriters Laboratory in the U.S. and similar local requirements in other countries. In addition, wireless network service providers mandate certain standards and certifications applicable to connected devices and systems that operate on their networks. Our wireless electronic payment systems have been certified by certain leading wireless carrier networks around the world.

We are also subject to various other legal and regulatory requirements related to the manufacture and sale of our products, such as the European Union ("EU") directive that places restrictions on the use of hazardous substances (RoHS and RoHS2) in electronic equipment, the EU directive on Waste Electrical and Electronic Equipment (WEEE), the EU's Registration, Evaluation, Authorization and Restriction of Chemicals (REACH), and the environmental regulations promulgated by China's Ministry of Information Industry (China RoHS). RoHS and RoHS2 set a framework for producers' obligations in relation to manufacturing (including the amounts of named hazardous substances contained in products sold) and WEEE sets a framework for treatment, labeling, recovery, and recycling of electronic products in the European Union. REACH imposes chemicals regulation and controls including requirements for registration of chemicals on the EU market.

Foreign Operations

For our fiscal years ended October 31, 2013 and 2012, our international net revenues accounted for 71.6% and 72.7%, respectively, of our total net revenues. Margins on our sales of products in foreign countries and on sales of our products, which include components sourced from foreign suppliers, can be adversely affected by foreign currency exchange rate fluctuations and by international trade regulations, including tariffs and other applicable duties. See “Foreign Currency Transaction Risk” under Item 7A, Quantitative and Qualitative Disclosures About Market Risk in this Annual Report on Form 10-K. In certain regions outside the U.S., we rely on third-party distributors to market and sell our products in accordance with our policies for promotional efforts and maintenance of adequate technical expertise with respect to our products, and with our requirements for compliance with applicable laws, including for example, trade regulations applicable to our products and anti-corruption laws. Although we generally have contractual relationships with these third parties, if such third parties do not comply with our requirements, we face potential liability, harm to our brand reputation, and disruptions to our business, which could have a material adverse effect on our results of operations.

We outsource our product manufacturing to various suppliers in the Electronic Manufacturing Services ("EMS") industry. Our primary EMS providers are located in China, Singapore, Malaysia, Brazil, Germany, Romania, and France. For several of our product lines, we directly ship from our EMS providers to our customers in various countries around the world. Substantially all of our products contain key components that are obtained from foreign sources. These concentrations in external and foreign sources of supply present risks of interruption for reasons beyond our control, including political and other uncertainties. See “Manufacturing Agreements” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K.

See also Item 1A, Risk Factors, in this Annual Report on Form 10-K for additional discussion about the risks that we face related to our foreign operations.

Disclosures of Iranian Activities under Section 13(r) of the Securities Exchange Act of 1934

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 added Section 13(r) to the Securities Exchange Act of 1934, as amended. Section 13(r) requires us to disclose in our annual or quarterly reports, commencing with our first fiscal quarter ended January 31, 2013, whether we or any of our affiliates knowingly engaged in specified activities relating to Iran during the reporting period covered by the annual or quarterly report. Disclosure is required even where the activities, transactions or dealings are conducted outside the U.S. by non-U.S. affiliates.

As disclosed in our Quarterly Report on Form 10-Q filed for our fiscal quarter ended January 31, 2013, certain employees of non-U.S. VeriFone subsidiaries provided technical support services to a third-party distributor based in Dubai, U.A.E., with reason to know that the services would assist the distributor in reselling certain VeriFone point of sale terminals out of its inventory to two Iranian entities, Bank Melli and Bank Mellat. Both of these banks are identified in Section 13(r)(1)(D) as entities with which transactions and dealings are subject to disclosure. These services related to sales to the Dubai-based third-party distributor from two non-U.S. VeriFone subsidiaries in the prior fiscal year, and net revenues from these sales were recognized in the prior fiscal year. No sales were made to this distributor during the current reporting period. This third-party distributor is not listed on any U.S. sanctions lists and is not, to our knowledge, an Iranian government-owned entity or otherwise acting on behalf of the Government of Iran. These activities by employees of our non-U.S. subsidiaries were conducted in contravention of VeriFone's export control and sanctions policies, which prohibit VeriFone and its affiliates from conducting any activities, transactions or dealings with Iran or Iranian counterparties.

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

Separately, as disclosed in our Quarterly Report on Form 10-Q filed for our fiscal quarter ended January 31, 2013, we identified six POS terminals that were being leased to the Iranian embassy in Sweden by a Swedish subsidiary of Point, and two POS terminals that were being leased to the Iranian Embassy in Norway by Point's Norwegian subsidiary. We acquired Point, a former distributor of our system solutions, in December 2011. All of these leases had been in place prior to VeriFone's acquisition of Point. Of these leased terminals, one terminal is a VeriFone-branded terminal and is of U.S. origin. This VeriFone terminal was leased by the Point Swedish subsidiary in 2010 in apparent contravention of the distribution agreement we had in place with Point at the time which, among other provisions, prohibited distribution of our terminals in contravention of applicable U.S. export control laws. As part of these leases these Point subsidiaries also provided ancillary software, customer support services and supplies, such as paper rolls, for the leased terminals. Between November 1, 2012 and January 31, 2013, we recognized approximately $1,730 in total net revenues from these activities. We are unable to calculate net profits allocable to individual leases, but the net profits related to these leases would be at an amount less than the net revenues. These two Point subsidiaries terminated their respective lease agreements with the Iranian embassies and, as a result, no longer provide any products or services to the Iranian embassies in Sweden and Norway, nor do we intend to do so in the future.

We have made voluntary disclosure of the foregoing matters to OFAC and intend to cooperate fully with OFAC.

We have also identified that Wynid Technologies S.A. (“Wynid”), a French subsidiary that we acquired as part of our acquisition of Hypercom in August 2011, had leased one POS terminal to the Paris sales office of Iran Air, an Iranian airline with which transactions and dealings are subject to disclosure under Section 13(r)(1)(D). The lease to Iran Air commenced in October 2008, prior to our acquisition of Hypercom, and terminated without renewal on December 2, 2012. The leased terminal is an Artema-branded terminal, a non-U.S. origin product that Hypercom had assumed through its 2008 acquisition of the Europe-based e-Transactions business of Thales SA, a French company. The terminal leased to the Iran Air sales office in Paris was part of Wynid’s arrangement with one of its bank customers to lease terminals to the bank’s various end merchant locations. The lease arrangements, including order management, onboarding of lessees, terminal shipments, and customer invoicing, were administered by a third-party that Wynid had subcontracted to manage the leasing of POS devices to the bank’s end customers. The subcontracted third-

party also handled all maintenance, repair, helpdesk, and other services for the bank’s end customers. Under this arrangement, Wynid received monthly rental fees for the leased terminals and paid management fees to the subcontractor for administering the leases and servicing the rental estate. During the fiscal quarter ended January 31, 2013, Wynid generated total revenues from this lease of approximately 22 euros. We are unable to calculate net profits allocable to this individual lease, but the costs associated with the lease include approximately 7 euros of fees paid to the subcontractor for the fiscal quarter ended January 31, 2013. The terminal and related documentation were returned at the termination of the lease in December 2012.

Proprietary Rights

We rely primarily on copyrights, trademarks, patent filings, and trade secret laws to establish and maintain our proprietary rights in our technology and products. We maintain a patent incentive program and patent committee, which encourages and rewards employees to present inventions for patent application and filings.

As of October 31, 2013, we held 326 patents and 109 patent applications filed with various patent offices in 56 jurisdictions throughout the world, including the U.S., Canada, the United Kingdom, the European Union, China, Israel, Italy, India, Australia, Japan, Germany, France, Ireland, Hong Kong, Taiwan, Brazil, and South Africa, among other countries. These patents and patent applications include utility patents, utility models and designs acquired in connection with our acquisitions, such as our acquisitions of GlobalBay and LIFT in fiscal year 2012, Hypercom Corporation in fiscal year 2011 and Semtek Innovative Solutions Corporation and the assets of WAY Systems, Inc. in fiscal year 2010. We believe that the duration of our patents is adequate relative to the expected lives of our products which generally are expected to be shorter than the terms of our patents due to continual technical innovations in our industry.

We use the VeriFone name and logo globally as an important part of the branding of our company and our products, and we register these trademarks in the key jurisdictions where we do business, including the U.S. and the European Union. As of October 31, 2013, we held trademark registration in 22 jurisdictions (including registration in the European Union that covers a number of country level registrations we had previously filed) for the "VERIFONE" trademark and in 32 jurisdictions (including registration in the European Union that covers a number of country level registrations we had previously filed) for VERIFONE trademark including our ribbon logo. We currently hold trademark registration in the U.S. and a variety of other countries for our product names and other marks.

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

Employees

As of October 31, 2013, we had 5,699 employees worldwide. We have collective bargaining agreements with our employees in France, Spain, Italy, Sweden, and Brazil. Our employees in France and Germany are represented by works councils that have the right to certain information and to participate in certain operational decisions affecting the represented employees, such as relocation of office facilities, compensation and benefits, and working hours. We have not experienced any work stoppages, and we believe that we have good employee relations and relationships with the collective bargaining groups and works councils.

Executive Officers

Our executive officers and their ages as of December 18, 2013 are as follows:

Name	Age	Position
Alok Bhanot	45	Executive Vice President, Engineering & Chief Technology Officer
Paul Galant	45	Chief Executive Officer
Sunil Kappagoda	49	President, VeriFone Asia Pacific and Executive Vice President, Corporate Strategy
Albert Liu	41	Executive Vice President, Corporate Development & General Counsel
Jennifer Miles	41	President, VeriFone Americas
William K. Nelson	58	Executive Vice President, Global Product Management and Services
Marc Rothman	49	Executive Vice President and Chief Financial Officer

Alok Bhanot. Mr. Bhanot has served as our Executive Vice President, Engineering & Chief Technology Officer since December 2, 2013. Prior to joining VeriFone, Mr. Bhanot served as an advisor of Walmart Labs, a unit of Walmart Global e-Commerce, from June 2013 to November 2013 and as the founder and Chief Executive Officer of Inkiru, Inc., a provider of business intelligence/analytics technology, from February 2011 to June 2013 before it was acquired by Walmart in June 2013. Prior to that, Mr. Bhanot served as the Chief Technology Officer for Rent The Runway, Inc., a company that sells and rents women’s fashion products online, from July 2010 to January 2011 and Executive Vice President for Cooliris, Inc., a software developer of photo viewing applications, from April 2009 to June 2010. Mr. Bhanot served as Vice President, Risk Technology of PayPal from May 2007 to March 2009 and Vice President, Corporate Architecture of eBay, Inc. from January 2006 to March 2009. Before joining eBay, Inc. in March 2002, Mr. Bhanot served as the Chief Technology Officer of Gradience, Inc., a market data analytics provider, from January 2000 to March 2002. Mr. Bhanot has also served as an investor and advisor to various eCommerce and payments start-up companies in California since April 2009. Mr. Bhanot graduated from University of Roorkee (Indian Institute of Technology) with a Bachelor’s degree in Mechanical Engineering.

Paul Galant. Mr. Galant has served as our Chief Executive Office and a director since October 1, 2013. Prior to joining VeriFone, Mr. Galant served as the Chief Executive Officer of Citigroup Inc.'s Enterprise Payments business since 2010. In this role, Mr. Galant oversaw the design, marketing and implementation of global business-to-consumer and consumer-to-business digital payments solutions. From 2009, Mr. Galant served as Chief Executive Officer of Citi Cards, heading Citigroup's North American and International Credit Cards business. From 2007, Mr. Galant served as Chief Executive Officer of Citi Transaction Services, a division of Citi's Institutional Clients Group. From 2002, Mr. Galant was the Global Head of the Cash Management business, one of the largest processors of payments globally. Mr. Galant joined Citigroup, a multinational financial services corporation, in 2000. Prior to joining Citigroup, Mr. Galant held positions at Donaldson, Lufkin & Jenrette, Smith Barney, and Credit Suisse. Mr. Galant holds a Bachelor's degree from Cornell University where he graduated a Phillip Merrill Scholar. Mr. Galant brings to our Board of Directors, among other skills and qualifications, leadership and expertise with respect to global payments solutions, broad knowledge of the payments and financial services industries, and leadership and management of complex, global organizations.

Sunil A. Kappagoda. Mr. Kappagoda has served as President of VeriFone Asia Pacific, overseeing VeriFone's operations in China, India, Greater Asia, Australia, and New Zealand, and as our Executive Vice President of Corporate Strategy, leading the ongoing development of VeriFone's global business strategy since July 25, 2013. Prior to joining VeriFone, Mr. Kappagoda served as a Senior Partner and Managing Director for The Boston Consulting Group from November 1999 to July 2013, leading its relationships with major U.S. and international financial services organizations. Prior to joining The Boston Consulting Group, Mr. Kappagoda served as a Director of Oliver, Wyman & Company, a financial services consulting firm, from February 1996 to October 1999, and as a Principal of Booz Allen & Hamilton, Inc.'s financial services practice from September 1990 to January 1996. Mr. Kappagoda holds a Bachelor's degree in Engineering from Imperial College in London, a Master's degree in Economics from the London School of Economics and a Master's degree in Business Administration from the University of Pennsylvania's Wharton School. He has served as a member of the advisory board for the Imperial College Business School since 2007.

Albert Liu. Mr. Liu serves as Executive Vice President, Corporate Development and General Counsel. Mr. Liu joined VeriFone in October 2008, as Senior Vice President, General Counsel and Corporate Secretary, and was named Executive Vice President, Corporate Development in August 2011. In his capacity Mr. Liu also served as Chief Compliance Officer. Prior to joining VeriFone, he was Vice President, Legal and Corporate Development, and Company Secretary for NETGEAR, Inc., a provider of networking solutions, since October 2004. Mr. Liu also previously served as General Counsel, Director of Human Resources and Secretary of Turnstone Systems, Inc., a supplier of digital subscriber line testing equipment and General Counsel and Secretary for Yipes Enterprise Services, a provider of Ethernet connectivity services. Mr. Liu began practicing law with the firm of Sullivan & Cromwell LLP in New York, advising clients on all aspects of corporate and securities law, leading public and private securities offerings, and negotiating and finalizing venture capital investments and contracts. Before entering the legal field, he was a software engineer at Tandem Computers. He holds dual degrees in Computer Science and Political Science from Stanford University, and a J.D (magna cum laude) from the University of California, Hastings College of the Law. He is a member of the State Bar of California.

Jennifer Miles. Ms. Miles has served as President, VeriFone Americas since March 18, 2013. Ms. Miles joined VeriFone in February 2001 and has served in various management positions, playing an integral role in driving the growth of VeriFone's solutions. Most recently, she served as VeriFone's Executive Vice President, North America from August 2011 to March 18, 2013, overseeing VeriFone's North America business. Prior to joining VeriFone, Ms. Miles spent six years with Wachovia Bank serving in several roles including sales and product management of corporate treasury and cash management solutions to Fortune 500 companies. Ms. Miles graduated from the University of Georgia with a Bachelor's degree in Business Administration.

William K. Nelson. Mr. Nelson has served as Executive Vice President, Global Product Management and Services since October 1, 2013. Prior to joining VeriFone, Mr. Nelson served as Executive Vice President, Worldwide Sales for Nuance Communications, a speech recognition technology company, from April 2011. Prior to that, Mr. Nelson was Executive Vice President of North American Sales for SunGuard Availability Services, a provider of managed IT and disaster recovery services, which he joined in 2009. Prior to joining SunGuard, Mr. Nelson served as Executive Vice President of Global Sales at Nortel Networks, a telecommunications and data networking equipment manufacturer, from 2008 to 2009 and as Senior Vice President, Resource Management Software and Telecommunications/Media & Entertainment Business Units for EMC Corporation, a provider of data storage, management, protection and analysis services, from 2001 to 2008. Mr. Nelson holds a Bachelor's degree from the University of Massachusetts with a Business Administration / Economics concentration.

Marc E. Rothman. Mr. Rothman has served as our Executive Vice President and Chief Financial Officer since February 4, 2013. Prior to joining VeriFone, Mr. Rothman served as the Chief Financial Officer of Motorola Mobility, Inc., where he oversaw global financial strategy, financial analysis and reporting, regulatory financial compliance, restructuring activities, and mergers and acquisitions, including involvement in Motorola Mobility's spin-off transaction from its former parent company, Motorola, Inc., as well as the sale of the company to Google in May 2012. At Motorola, he also held a number of senior finance leadership positions across the company, including serving as chief financial officer in several of its business segments (Public Safety, Networks and Enterprise, and Mobile Devices). Mr. Rothman joined Motorola, Inc. through the acquisition of General Instrument in 2000, and at that time he was corporate controller. He began his career at Deloitte & Touche LLP. Mr. Rothman is a Certified Public Accountant in the State of California and graduated from Richard Stockton College with a Bachelor's degree in Business.

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

Our operations and performance depend significantly on worldwide economic conditions. For example, the current continued and prolonged weak macro-economic conditions in Europe and in some euro zone countries have resulted in a slowdown, and in some cases deferrals, of orders by customers which materially reduced our expected order levels for the region. Similarly, the significant slowdown and volatility in the U.S. and international economy and financial markets which began in the latter half of 2008 resulted in reduced demand for our products, which in turn adversely impacted our net revenues, business, financial condition and results of operations. The lower-than-expected growth rates in certain emerging market economies in which we operate have also had an adverse effect on our results of operations in these regions. In particular, the slowdown and volatility in the global markets resulted in softer demand in the financial and retail sectors, pricing pressures and more conservative purchasing decisions by customers, including a tendency toward lower-priced products and lower volume of purchases during the economic downturn. In some countries where we do business, the weakened economy has resulted in economic instability which has had negative effects, including a decrease in purchasing power due to currency devaluations. If these weak macro-economic conditions continue or if any economic recovery remains slow and fragile or is not sustained, our net revenues, business, financial condition and results of operations could be adversely impacted.

We expect certain markets where we conduct business, including parts of Europe, to continue to experience weakened or uncertain economic conditions in the near term, and some of our customers, prospective customers, suppliers and partners will continue to be negatively impacted by the continued global weakness in the economy. We cannot predict the extent and duration of the negative impact that global economic volatility may have on our business, operating results and financial condition. There is no assurance that governments and central banks will take actions to further stimulate the economy or any such actions will have positive or lasting impacts. Further, conditions such as political unrest or terrorist actions in other parts of the world, the continued uncertainty related to economic conditions, including the implementation and duration of the so-called “budget sequestration” in the U.S., the ongoing debate in the U.S. Congress regarding the national debt ceiling and federal budget deficit, the potential effect of the recent and any future federal government shutdown, additional taxes related to changes in the health care law and reports of continued high unemployment rates in the U.S. and some other regions, may negatively impact global economic conditions, including corporate and consumer spending, and liquidity of capital markets. Continued volatility in market conditions, such as fluctuations in foreign currency rates relative to the U.S. dollar, makes it difficult to forecast our financial guidance and/or to meet such guidance. If we fail to meet our financial guidance or the expectations of investment analysts or investors in any period, the market price of our stock could decline.

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

•
delays in the implementation, including obtaining certifications, delivery and customer acceptance of our products and services, which may impact the timing of our recognition of net revenues, as well as the amount of our net revenues;

•	delays in customer purchases in anticipation of product or service enhancements or due to uncertainty in economic conditions;

•	demand for and acceptance of our new product and services offerings;

•	changes in competitive conditions, including from traditional payment solution providers and from alternative payment solution providers;

•	the rate at which we transition customers to our services model;

•	decisions by our distributors and other customers relating to the overall channel inventories of our products held in a particular quarter;

•	changes in market conditions, such as fluctuations in currency exchange rates;

•	variations in product mix and cost during any period;

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

In addition, we have experienced in the past and may continue to experience periodic variations in sales in our key vertical and geographical markets. In particular, differences in relative growth rates among our businesses in the U.S. and other regions may cause significant fluctuation in our quarterly operating results, especially our quarterly gross profit margins, because net revenues generated from international markets tend to carry lower margins. These periodic variations occur throughout the year and may lead to fluctuations in our quarterly operating results depending on the impact of any given market during that quarter and could lead to volatility in our stock price.

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

Our international operations expose us to a number of risks, including:

•	multiple, changing, and often inconsistent enforcement of laws and regulations;

•	local regulatory or industry imposed requirements, including security or other certification requirements;

•	competition from existing market participants, including strong global or local competitors that may have a longer history in and greater familiarity with the international markets we enter;

•	tariffs and trade barriers;

•
higher costs and complexities of compliance with international and U.S. laws and regulations such as import and trade regulations and embargoes, trade sanctions, export requirements and local tax laws;

•	laws and business practices that may favor local competitors;

•	restrictions on the repatriation of funds, including remittance of dividends by foreign subsidiaries, foreign currency exchange restrictions, and currency exchange rate fluctuations;

•	less favorable payment terms and increased difficulty in collecting accounts receivable and developing payment histories that support collectability of accounts receivable and revenue recognition;

•
different and/or more stringent labor laws and practices, such as the mandated use of workers' councils and labor unions, or laws that provide for broader definitions of employer/employee relationships;

•	different and/or more stringent data protection, privacy and other laws;

•	changes or instability in a specific country's or region's political or economic conditions; and

•	greater difficulty in safeguarding intellectual property in areas such as China, India, Russia, and Latin America.

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

We are subject to foreign currency risk including that from economic and political instability which can lead to significant and unpredictable volatility in currency rates, including significant currency devaluations, which may negatively impact our net revenues, gross margins, results of operations and financial position. Although we engage in some hedging of our foreign currency exposures, we do not hedge all such exposures and our hedging arrangements may not always be effective. See Part II Item 7A, Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Risk of this Annual Report on Form 10-K.

In addition, compliance with foreign and U.S. laws and regulations, including changes and additions to such laws and regulations, that are applicable to our international operations is complex and may increase our cost of doing business in international jurisdictions and our international operations could expose us to fines and penalties if we fail to comply with these regulations. These laws and regulations include import and export requirements, trade restrictions and embargoes, exchange control regulations, data privacy requirements, labor laws, tax laws, anti-competition regulations, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials and other improper payments or inducements, such as the U.K. Bribery Act. Although we have implemented policies, procedures and training designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, distributors, suppliers and agents will not take actions in violation of our policies, particularly as we expand our operations through organic growth and acquisitions, including acquisitions of businesses that were not previously subject to and may not have familiarity with U.S. and other laws and regulations applicable to us or compliance policies similar to ours. For example, as described under the caption "Disclosures of Iranian Activities under Section 13(r) of the Securities Exchange Act of 1934" in Part I Item 1, Business of this Annual Report on Form 10-K, in early 2013, we submitted a voluntary disclosure to the U.S. Department of Treasury's Office of Foreign Assets Control ("OFAC") in connection with certain unauthorized activities by employees of one of our non-U.S. subsidiaries that involved potential violations of sanctions regulations. Any violations of sanctions or export control regulations or other laws could subject us to civil or criminal penalties, including the imposition of substantial fines and interest or prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our reputation, our brand, our international expansion efforts, our business, and negatively impact our operating results.

If we do not continually enhance our existing solutions and develop and market new solutions and enhancements responsive to technological advancements and customer or end user demand in a timely manner or at all, our net revenues and income will be adversely affected.

The market for electronic payment systems is characterized by:

•	rapid technological advancements;

•	frequent product introductions and enhancements;

•	local certification requirements and product customizations;

•	evolving industry and government performance and security standards and regulatory requirements;

•
introductions of competitive products, including products that customers may decide have better functions and features, and alternative payment solutions, such as mobile payments and processing, at the POS; and

•	changes in customer and end user preferences or requirements.

Because of these factors, we must continually enhance our existing solutions and develop and market new solutions, and we must anticipate and respond timely to these industry, customer and regulatory changes in order to remain competitive. If we cannot develop new products or enhancements to our existing products, or if our new products or product enhancements do not meet local certification requirements or experience delays in the certification process, we will not be able to timely and adequately respond to competitive challenges and technological advancements, and our net revenues and results of operations will be adversely affected. These efforts require management attention and significant investment in research and development as well as increased costs of manufacturing and distributing our system solutions, and we may not necessarily be able to increase or maintain prices to account for these costs, which will negatively impact our profitability, cash flows and results of operations. Our business has been in the past and continues to be adversely affected by our failure to timely obtain local certifications in some markets for certain of our products.

We cannot be sure that we will successfully complete the development and introduction of new solutions or enhancements or that our new solutions will be accepted in the marketplace. We may also fail to develop and deploy new solutions and enhancements on a timely basis. In either case, we may lose market share to existing or new competitors and competing technologies, our solutions could become obsolete and our net revenues, income and profitability will suffer.

We continue to experience significant and increasing levels of competition from existing and new competitors and a variety of technologies.

The markets for our system solutions and services are highly competitive and rapidly evolving, and we have been and expect to continue to be subject to significant and increasing competition from existing and new competitors and a variety of technologies. Traditionally, we have competed with other large manufacturers and distributors of electronic POS payment solutions, suppliers of cash registers that provide built-in electronic payment capabilities and producers of software that facilitates electronic payment over the Internet. In certain areas, we also compete with smaller companies that have been able to develop strong local or regional customer bases. In certain foreign countries, we compete with companies that are more established, benefit from greater name recognition and have greater resources within those countries than we do. In addition, we face significant downward pressures on prices in Brazil, China, India and other regions where price competition is increasingly intense in the POS hardware market, in particular from some local competitors. Any decrease in our selling prices in order to remain competitive in these markets could negatively impact our net revenues, gross margins and results of operations.

New competitors are entering the payments market rapidly with alternative payment solutions at the POS, such as mobile device-based card payment and processing solutions, including providers of “digital wallets” such as Merchant Customer Exchange, or MCX, initiative supported by Walmart, Target and other major U.S. retailers and Google Wallet, which offer customers the ability to pay on mobile devices through a variety of payment methods, and providers of card readers for mobile devices and of other new POS technologies such as PayPal and Square. Some of these alternative solutions enable payment and processing at the POS without use of traditional payment terminals, such as those we manufacture and sell. In addition, some of these alternative solutions are offered by companies that are significantly larger than we are.

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

As discussed in “If we are unsuccessful in executing on our implementation of the Payment-as-a-Service model and obtaining customer acceptance of our service offerings, our net revenues, income and profitability will be adversely impacted”, the competitive environment for services offerings is complex and very different in each market and, in some markets, our competitors include certain of our customers that distribute our terminals. Some of our competitors may offer more services, have better name recognition in that market or have a longer or more established relationship with customers in that market than we do.

We expect to continue to experience significant and increasing competition. Our net revenues, income and profitability will be negatively impacted if we do not effectively compete with existing competitors and new market entrants. If we cannot develop and offer, in a timely manner, technological features our customers desire or offer alternative solutions that align with shifts to payment on devices other than the traditional POS terminal, we may lose customers and market share, experience price reductions and/or reduced margins, or, in some cases, cease to participate in the market at all.

We have experienced rapid and significant growth in our operations in recent years, and if we cannot manage our expanded operations and also effectively execute on our business strategy, our results of operations will suffer.
We have experienced rapid and significant growth in our operations in recent years, both organically and from acquisitions. If we cannot manage our expanded operations to align with our business strategy, which includes maintaining streamlined and efficient operations while effectively meeting the needs of our broader customer base, managing a competitive portfolio of products, and growing our payment services globally in a cost-effective manner, our results of operations will suffer. In particular, we may not be able to attain desired cost-efficiencies and remain competitive, and any measures we may need to undertake to further align our operations with our business strategy may be costly and could adversely impact our results of operations. If we are unable to successfully execute on our business strategy, our results of operations may also be adversely affected. Furthermore, we cannot be sure that we have made adequate allowances for the costs and risks associated with supporting our expanded operations. Any delay in implementing, or transitioning to, new or enhanced systems, procedures, processes or controls to adequately support our expanded operations, including our expansion into a number of additional international markets, including emerging markets, and our growth in payment services globally may adversely affect our ability to meet customer requirements, manage our product inventory, and record and report financial and management information on a timely and accurate basis.
If we are unsuccessful in executing on our implementation of the Payment-as-a-Service model and obtaining customer acceptance of our service offerings, our net revenues, income and profitability will be adversely affected.

A central part of our strategic plan is to increase services offerings so that we can derive higher overall net revenues and margins, develop deeper relationships with our customers and drive more predictable financial results. With our December 2011 acquisition of Point, we are introducing Point's Payment-as-a-Service model in multiple jurisdictions. Implementing a new services model is difficult and involves management focus, upfront local infrastructure and capital costs and other resources that could otherwise be utilized in research and development of other hardware and software product offerings, and the build-out of local service and support teams. In addition, the competitive environment for services is very different in each market, and the bundle of services being offered must be customized to compete effectively. The markets where we seek to implement the Payment-as-a-Service model may take longer to adopt a payment-as-a-service model than we anticipate or may choose not to adopt this model. We may also be competing against others, including certain of our customers that distribute our terminals, who already offer similar services. Continued weakness in the global economy may also negatively impact our ability to implement our Payment-as-a-Service model within the time frames we desire and to achieve the benefits we anticipate. If we are unsuccessful in executing on our implementation of the Payment-as-a-Service model and obtaining customer acceptance of our service offerings or are unable to implement the model while also maintaining focus on other key areas of our business, our net revenues, income and profitability will be adversely affected.

Timing for orders for our products and services can be back-end weighted within the fiscal quarter, which can make our net revenues difficult to predict and can negatively impact our business and results of operations.

The timing of our customer orders and related net revenues are often back-end weighted, meaning that during a particular fiscal quarter, a substantial portion of sales orders may be received, substantial product may be shipped, and substantial revenue may be recognized towards the end of the fiscal quarter. Timing of customer orders and related net revenues often become more back-end weighted during economic downturns or periods of uncertainty, as well as in markets where there is uncertainty related to acceptance and/or implementation of our products, such as that related to changes or potential changes in regulations or other local requirements that impact deployment of our products. These effects can also be exacerbated in markets where we depend on a limited number of customers, and where one or a few customers' decisions can have a significant impact on our results of operations in the fiscal quarter. Such back-end loading can also adversely affect our business and results of operations due to a number of additional factors including the following:

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

These factors can cause our net revenues to fluctuate and be difficult to predict in any given fiscal quarter. Any failure to meet our or analysts' revenue or operating profit expectations for a particular quarter could cause the market price of our stock to decline.

A majority of our net revenues are generated outside of the U.S. and we intend to continue to expand our operations internationally. Our results of operations could suffer if we are unable to manage our international expansion effectively.

During the fiscal years ended October 31, 2013, 2012 and 2011, approximately 72%, 73% and 65%, respectively, of our net revenues were generated outside of the U.S. The percentage of net revenues generated outside of the U.S. has increased over recent years and may continue to increase over time. In particular, our acquisition of Point has increased our business in the Nordic regions and elsewhere in Northern Europe and our acquisition of Hypercom has increased our business significantly in the EMEA region and Asia. Part of our strategy is to expand our penetration in existing foreign markets and to enter new foreign markets, particularly emerging markets where we expect to see growth in electronic payments and related services. Our ability to penetrate some international markets may be limited due to different technical standards, protocols or product requirements. Expansion of our international operations will require significant management attention and financial resources. Certain emerging markets, such as those in the Middle East and Africa, may require longer lead times to develop distribution channels, may involve distribution channels with greater business and operational risk due to their relatively shorter operating histories, may be dependent upon the timing and success of local electronic payments initiatives and related infrastructure investments in such markets, as well as require additional time and effort to obtain product certifications and gain market acceptance for our products. Our international net revenues will depend on our success in a number of areas, including:

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

As discussed more extensively under “If we fail to address the challenges and risks associated with international operations, including those through expansion and acquisitions, we may encounter difficulties implementing our strategy, which could impede our growth or harm our operating results”, if we cannot effectively manage our international expansion, our results of operations could suffer.

We are exposed to credit risk with some of our customers and to credit exposures and currency controls in certain markets, which could result in material losses.

A significant portion of our net revenues are on an open credit basis, with typical payment terms of up to 60 days in the U.S. and, because of local customs or conditions, longer in some international markets. In the past, there have been bankruptcies among our customer base. Credit risks may be higher and/or collections may be more difficult to enforce in emerging markets where we conduct business, including for example where the market for our products and solutions is still developing and their acceptance uncertain, and future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition. Also, certain customers that are invoiced in U.S. dollars, such as those based in Venezuela, have experienced, and may continue to experience, difficulties in obtaining U.S. dollars due to local currency controls, and therefore may not be able to remit timely payment to us. Additionally, to the extent that the ongoing uncertainty in the global economy continues to make it more difficult for some customers to obtain financing or access U.S. dollar currency, our customers' ability to pay could be adversely impacted, which in turn could have a material adverse impact on our business, cash flows, operating results and financial condition.

If we do not accurately forecast customer demand and effectively manage our product mix and inventory levels, we may lose sales from having too few or the wrong mix of products or incur costs associated with excess inventory.

If we inaccurately forecast demand for our products, we could end up with too many products and be unable to sell the excess inventory in a timely manner, if at all, or, alternatively we could end up with too few products and not be able to satisfy demand. This problem is exacerbated because we generally receive a significant volume of customer orders towards the end of each fiscal quarter which leaves us little room to adjust inventory mix to match demand. During the transition from an existing product to a new replacement product, we must accurately predict the demand for the existing and the new product. Furthermore, introducing new products into our current markets or existing products into new markets involves the uncertainty of whether the market will adopt our product in the volumes and time frames that we anticipate or at all. Our inability to properly manage our inventory levels could cause us to incur increased expenses associated with writing off excessive or obsolete inventory, lose sales or have to ship products by air freight to meet immediate demand, incurring incremental freight costs above sea freight costs, a preferred method, and suffering a corresponding decline in gross margins. If we do not accurately predict demand, we could also incur increased expenses associated with binding commitments to certain third-party contract manufacturers and suppliers which would negatively impact our gross margins and operating results. For example, as of October 31, 2013, the amount of purchase commitments issued to contract manufacturers and component suppliers totaled approximately $93.8 million. Of this amount, $16.5 million has been recorded in Accruals and other current liabilities in our Consolidated Balance Sheets because these commitments are not expected to have future value to us. For additional information regarding our commitments to third-party manufacturers and suppliers, see Note 10. Commitments and Contingencies, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. During times of economic uncertainty, such as the global economic recession that continues to impact certain parts of Europe, it becomes more difficult to accurately forecast demand and manage our inventory levels. Deteriorating market conditions have in the past and can in future periods cause us to incur additional costs associated with excess and obsolete inventory, scrap, and excess inventory held by our contract manufacturers.

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

In formulating our solutions, we have focused our efforts on providing our customers with solutions that have high levels of functionality, which requires us to develop and incorporate new and evolving technologies. This approach tends to increase the risk of obsolescence for products and components we hold in inventory and may compound the difficulties posed by other factors that affect our inventory levels, including the following:

•	maintaining significant inventory of components that are in limited supply;

•	buying components in bulk for better pricing;

•	entering into purchase commitments based on early estimates of quantities for longer lead time components;

•	responding to the unpredictable demand for products;

•	cancellation of customer orders;

•	responding to customer requests for quick delivery schedules; and

•	timing of end-of-life decisions regarding products

As an example, as a result of the expiration of PCI 1.3 standards in April 2014, we will no longer be able to sell our products that are only compliant with PCI 1.3 or earlier standards except under limited circumstances, primarily as one-for-one in-kind replacements of devices for repair and replacement.

The accumulation of excess or obsolete inventory has in the past resulted in and may in future periods result in price reductions and inventory write-downs and scrap, which could, sometimes materially, adversely affect our business, results of operations and financial condition. For example, for the fiscal year ended October 31, 2013, we incurred costs for obsolete inventory, scrap, and purchase commitments for excess components at contract manufacturers of $26.5 million, an increase of $13.7 million compared to the fiscal year ended October 31, 2012, due to lower-than-anticipated system solutions sales volumes and potential obsolescence because the PCI 1.3 standards will be expiring in April 2014.

From time to time, we engage in acquisitions, divestitures, and other strategic transactions that involve numerous enterprise risks and could disrupt our ongoing business and harm our results of operations. We may not be able to address these risks without substantial expense, delay or other operational or financial problems, and may not realize the expected benefits of our acquisitions.

In pursuing our business strategy, we, from time to time, conduct discussions, evaluate opportunities, and complete acquisitions or strategic investments in related businesses, technologies, or products.

The integration of our acquisitions, particularly those that are international in scope, is complex, time-consuming and expensive, and has disrupted, and may continue to disrupt, our business or divert the attention of our management. Achieving the expected benefits of our acquisitions depends in large part on our successful integration of the acquired businesses' operations and personnel with our own in a timely and efficient manner. We cannot ensure that all of our integration efforts will be completed as quickly as expected or that our past or future acquisitions will achieve the expected benefits. These challenges and risks, which are heightened due to the number, size and varying scope of our recently completed acquisitions, include, but are not limited to:

•
the need to integrate the operations, business systems, and personnel of the acquired business, technology or product, including coordinating the efforts of the sales operations, in a cost-effective manner;

•	the challenge of managing acquired lines of business, particularly those lines of business with which we have limited operational experience;

•	the need to integrate or migrate the information technology infrastructures of acquired operations into our information technology systems and resources in an effective and timely manner;

•
the need to migrate our acquired businesses to our common enterprise resource planning information system and integrating all operations, sales, accounting, and administrative activities for the combined company, all in a cost-effective and timely manner;

•	the need to coordinate research and development and support activities across our existing and newly acquired products and services in a cost-effective manner;

•	the challenges of incorporating acquired technologies, products and service offerings into our next generation of products and solutions in an effective and timely manner;

•	the potential disruption of our ongoing business, including the diversion of management attention to issues related to integration and administration;

•	entering markets in which we have limited prior experience;

•
in the case of international acquisitions, the need to integrate operations across different jurisdictions, cultures and languages and to address the particular economic, foreign currency, political, legal, compliance and regulatory risks, including with respect to countries where we previously had limited operations;

•	the possible inability to realize the desired financial and strategic benefits from any or all of our acquisitions or investments in the time frame expected, or at all;

•	the loss of all or part of our investment;

•	the loss of customers and partners of acquired businesses;

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

These risks are heightened and more prevalent in acquisitions of larger businesses or in businesses involving geographies or business lines in which we may have less experience. Future acquisitions and investments could also result in substantial cash expenditures, potentially dilutive issuances of our equity securities and incurrence of additional debt, contingent liabilities and amortization expenses related to other intangible assets that could adversely affect our business, operating results, and financial condition.

We are party to a number of lawsuits and tax assessments and we may be named in additional litigation and assessments, all of which are likely to require significant management time and attention and expenses and may result in unfavorable outcomes that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are currently a party in several litigation proceedings. If any of these proceedings are resolved adversely to us, this could have a material adverse effect on our business, financial condition, results of operations or cash flows. For example, in connection with the restatement of our historical interim financial statements during fiscal year 2007, a number of securities class action complaints were filed against us and certain of our officers, and purported derivative actions were also filed against certain of our current and former directors and officers. As described in Part I Item 3. Legal Proceedings of this Annual Report on Form 10-K, the U.S. District Court for the Northern District of California issued an order on October 15, 2013 and a revised order on October 16, 2013, preliminarily approving the settlement agreement we reached with the plaintiffs in the pending securities class action case, caption In re VeriFone Holdings, Inc. Securities Litigation, pursuant to which we would pay $95.0 million, subject to certain adjustments if VeriFone is acquired within six months from the court's preliminary approval of the settlement, to the plaintiffs to settle the action. We and our insurance carriers have deposited a total of $95.0 million into an escrow account for the settlement. We expect that, subject to the final court approval and the maximum opt-out condition being met, the funds in the escrow account will be released during our second fiscal quarter ending April 30, 2014. We have recorded a total expense of $61.2 million for this securities class action, which represents the amount of the settlement (not including the contingent payment in case of a change of control) that we do not expect to be covered by insurance.

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

We also are subject to the risk of additional litigation and regulatory proceedings or actions in connection with the restatement of our financial statements. We have responded to inquiries and provided information and documents related to the restatement to the SEC, the U.S. Department of Justice, the New York Stock Exchange, and the Chicago Board Options Exchange. We were the subject of a Wells Notice from the SEC stating that the staff of the SEC's Division of Enforcement intends to recommend that the SEC bring a civil injunctive action against us, alleging violations of the federal securities laws arising from the restatement, which we settled in November 2009. Although we have settled this matter with the SEC, additional regulatory inquiries may also be commenced by other U.S. federal, state or foreign regulatory agencies. In addition, we may in the future be subject to additional litigation or other proceedings or actions arising in relation to the restatement of our historical interim financial statements.

Furthermore, we are involved, and in the future may be involved, in various litigation and regulatory matters, such as contract disputes and labor claims, that arise in the ordinary course of business.

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

The amount of time and resources required to resolve these lawsuits is unpredictable, and defending ourselves is likely to divert management's attention from the day-to-day operations of our business, which could adversely affect our business, financial condition, and results of operations. We have in the past incurred and expect to continue to incur significant expenses in connection with these matters. Many members of our senior management team and our Board of Directors have been and may be required to devote additional time to our pending litigation matters. Certain of these individuals are named defendants in the litigation related to the restatement actions. If our senior management is unable to devote sufficient time in the future to developing and pursuing our strategic business initiatives and running ongoing business operations, there may be a material adverse effect on our business, financial condition and results of operations.

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

Third parties have in the past asserted and may in the future assert claims that our products and services infringe their proprietary rights. Such infringement claims, even if meritless, may cause us to incur significant costs in defending against or settling those claims. We may be required to discontinue using and selling any infringing technology and services, to expend resources to develop non-infringing technology or to purchase licenses or pay royalties for other technology. Similarly, we depend on our ability to license intellectual property from third parties. The third parties from whom we license technology may become unwilling to license to us on acceptable terms intellectual property that is necessary to our business. In addition, we may be unable to acquire licenses for other technology necessary for our business on reasonable commercial terms or at all. As a result, we may be unable to continue to offer the solutions and services upon which our business depends.

We have received, and have currently pending, third-party infringement claims and may receive additional notices of claims of infringement in the future. As we expand into other payment technologies and as competition in this area increases, it is possible that the rate at which third parties bring claims will increase. Infringement claims may cause us to incur significant costs in defending against those claims or to settle claims to avoid costly or protracted litigation even if we believe those claims are without merit. For example, in March 2008, Cardsoft, Inc. and Cardsoft (Assignment for the Benefit of Creditors), LLC commenced an infringement action against us and others. On June 8, 2012, following a jury trial in the Eastern District of Texas, Marshall Division, the jury issued a verdict against us and awarded Cardsoft infringement damages and royalties. On October 30, 2013, the court issued judgment upholding the jury’s infringement verdict and the award of damages of approximately $15.4 million. The court also granted Cardsoft pre-judgment interest, post-judgment interest and certain costs, the exact amounts of which are yet to be determined. In addition, the court ruled that there should be an ongoing royalty, but has not yet set a rate for such royalty. See Note 10. Commitments and Contingencies, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. Infringement claims are expensive and time consuming to defend against, regardless of the merits or ultimate outcome. Although we believe Cardsoft's claims are without merit, we have had to expend substantial time and funds to defend these claims, and we expect to continue to incur costs to defend this litigation. Similar claims may result in additional protracted and costly litigation. There can be no assurance that we will prevail in any such actions or that any license required under any such patent or other intellectual property would be made available on commercially acceptable terms, if at all. An unfavorable outcome in any such litigation, including our planned appeal of the district court's judgment in the Cardsoft litigation, could result in a significant judgment of damages against us, which could materially and adversely impact our financial results, financial condition and cash flows. See Note 10, Commitments and Contingencies, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Fluctuations in currency exchange rates may adversely affect our results of operations.

A substantial portion of our business consists of sales made to customers outside the U.S. A portion of the net revenues we receive from such sales is denominated in currencies other than the U.S. dollar, primarily the British Pound, the Euro, the Swedish Krona and the Brazilian Reais, and the amount of net revenues in foreign currencies has increased with our acquisitions of Point and Hypercom. Additionally, portions of our cost of net revenues and our other operating expenses are incurred by our international operations and denominated in local currencies, primarily the Euro, Brazilian Reais, British Pound, and Swedish Krona. In particular, our net revenues, cost of net revenues and operating expense denominated in the Euro and the Swedish Krona, which are impacted by the ongoing European sovereign debt crisis, have increased with the Point and Hypercom acquisitions. Fluctuations in the value of these net revenues, costs and expenses as measured in U.S. dollars have historically affected our results of operations, and adverse currency exchange rate fluctuations may have a material impact in the future. Further, changes in exchange rates that strengthen the U.S. dollar could increase the price of our products in the local currencies of the foreign markets we serve. Declines in foreign currencies relative to the U.S. dollar would result in making our products relatively more expensive than products that are denominated in local currencies, which could lead to a reduction in sales and profitability in those foreign markets. In addition, our balance sheet contains monetary assets and liabilities denominated in currencies other than the U.S. dollar, such as cash, intercompany balances, trade receivables and payables, and fluctuations in the exchange rates for these currencies could adversely affect our results of operations.

We have, to some extent, entered into foreign exchange forward contracts intended to hedge our balance sheet exposure to adverse fluctuations in exchange rates. We have also effectively priced our system solutions products in U.S. dollars in certain countries. Nevertheless, these hedging arrangements can be costly and may not always be effective, particularly in the event of imprecise forecasts of non-U.S. denominated assets and liabilities. Additionally, our efforts to effectively price products in U.S. dollars may have disadvantages as they may affect demand for our products if the local currency strengthens relative to the U.S. dollar. We could be adversely affected when the U.S. dollar strengthens relative to the local currency between the time of a sale and the time we receive payment, which would be collected in the devalued local currency. Accordingly, if there is an adverse movement in one or more exchange rates, we might suffer significant losses and our results of operations may otherwise be adversely affected. Uncertainty in the global market conditions have resulted in and may continue to cause significant volatility in foreign currency exchange rates which could increase these risks. As our international operations expand, our exposure to these risks also increases.

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

Our international sales of system solutions tend to carry lower average selling prices and therefore have lower gross margins than our sales in the U.S. We also face continued downward pressure on prices in certain international markets such as China and Brazil where competition has intensified and in India where we continue to work to expand our business. In addition, the costs associated with international trade may be higher as a result of the importation costs, duties and trade requirements or other import or export control laws and regulations imposed by some jurisdictions where we do business. As a result, any improvement in our results of operations from our expansion internationally will likely not be as favorable or profitable as an expansion of similar magnitude in the U.S. In addition, we are unable to predict for any future period our proportion of net revenues that will result from international sales versus sales in the U.S. Variations in this proportion from period to period may lead to volatility in our results of operations which, in turn, may depress the trading price of our stock.

We depend on a limited number of customers, including distributors and resellers, for a large percentage of our net revenues. If we do not effectively manage our relationships with them, our net revenues and operating results could suffer.

A significant percentage of our net revenues is attributable to a limited number of customers, including distributors and ISOs. For example, our ten largest customers accounted for approximately 22% of our total net revenues and three customers together accounted for 11.5% of our total net revenues for fiscal year 2013. No single customer accounted for more than 10% of our total net revenues in fiscal year 2013, but one customer accounted for 11% of net revenues in our EMEA reportable segment in fiscal year 2013. Our net revenues are dependent in part on the timing of purchases by our large customers. If any of our large customers significantly reduces or delays purchases from us or if we are required to sell products to them at reduced prices or on other terms less favorable to us, our net revenues, profitability, cash flows and net income could be materially and adversely affected. In addition, if we are not able to adequately and timely respond to demands for new or additional products or features from any of our large customers, that customer may decide to reduce its order or not to purchase from us at all, which could have a material adverse effect on our business and results of operations.

We depend on distributors and resellers to sell a significant portion of our solutions. If we do not effectively manage our relationships with them, our net revenues and results of operating results could suffer.

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

As a result of our acquisitions, particularly that of Lipman in November 2006, Hypercom in August 2011 and Point in December 2011, we have recorded significant goodwill and intangible assets on our balance sheet. We test goodwill and intangible assets for impairment on a periodic basis as required, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The events or changes that could require us to test our goodwill and intangible assets for impairment include a reduction in our stock price and market capitalization and changes in our estimated future cash flows or changes in rates of growth in our industry or in any of our reporting units or lines of business. For example, in fiscal 2008 and 2009 we recorded significant goodwill impairment charges.

We will continue to evaluate the carrying value of our goodwill and intangible assets and if we determine in the future that there is potential further impairment in any of our reporting units, we may be required to record additional charges to earnings, which could materially and adversely affect our financial results and could also materially and adversely affect our business. The process of evaluating the potential impairment of goodwill and intangible assets is subjective and requires significant judgment at many points during the analysis and includes estimates of our future cash flows attributable to a reporting unit or long lived asset. Any changes in our estimates, such as our estimates of the future cash flows attributable to a reporting unit or long lived asset, or a longer or more significant decline in our market capitalization or the macroeconomic environment, could require us to record additional impairment charges.

We performed our annual review for potential indicators of impairment during the fourth fiscal quarter of fiscal year 2013, and concluded that there was no indicator of impairment at October 31, 2013. For example, our evaluation of potential impairment of goodwill could be negatively affected by a variety of factors, including declines in our stock price, failure to meet our internal forecasts, and weakening of macroeconomic conditions or significant changes in management's business strategies. Any requirement to record impairment charges could materially and adversely affect our financial results. See Note 8, Goodwill and Purchased Intangible Assets, in the Notes to Consolidated Financial Statements and Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Goodwill, of this Annual Report on Form 10-K for additional information related to impairment of goodwill and intangible assets.

The value of our deferred tax assets may not be realizable to the extent our future profits are less than we have projected and we may be required to record valuation allowances against previously-booked deferred tax assets, which may have a material adverse effect on our results of operations and our financial condition.

Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, capital loss carry-forwards and net operating losses. We evaluate the realizability of our deferred income tax assets and assess the need for a valuation allowance on an ongoing basis. In evaluating our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible and before our capital loss carry-forwards and net operating losses expire. Our assessment of the realizability of our deferred income tax assets requires significant judgment. If we fail to achieve our projections or if we need to lower our projections, we may not have sufficient evidence of our ability to realize our deferred tax assets, and we may need to increase our valuation allowance. Any increase in the valuation allowance would result in additional income tax expense which could have a material adverse effect on our results of operations and financial condition. For example, for the fiscal year ended October 31, 2013 we recorded a $245.0 million valuation allowance against a significant portion of our deferred tax assets, primarily in the U.S., because our three year cumulative U.S. pretax losses have raised uncertainty about the likelihood of realization of those deferred tax assets. For further information regarding this valuation allowance, see Note 5, Income Taxes, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

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

Israel

Our subsidiary in Israel (formerly Lipman) previously received tax benefits under Israeli law for capital investments that are designated as “Approved Enterprises.” This Israel subsidiary had earnings of approximately 404.7 Israeli new shekel (approximately $115.1 million at the foreign exchange rate as of October 31, 2013) attributable to Lipman's historic Approved Enterprise programs and, therefore, were not subject to Israeli statutory corporate tax at the time they were generated. Distribution or use of these funds outside Israel could subject us to payment of corporate taxes in addition to applicable withholding tax. To the extent that these earnings are distributed to the U.S. in the future, our Israeli subsidiary could be required to pay corporate tax at the rate ordinarily applicable to such earnings, between 27% and 36%. We have provided accruals for taxes associated with potential distributions of such earnings.

Singapore

Our subsidiary in Singapore, which previously served as one of our principal operating subsidiaries, received tax benefits under the Singapore Pioneer Tax Holiday provision (the “Tax Holiday”), including tax benefits of approximately $19.2 million, and $13.6 million during the twelve months ended October 31, 2012, and 2011, respectively, which benefits expired on October 31, 2012. While we have continued to maintain personnel and certain operations in Singapore, we have decided not to further extend the Tax Holiday. Therefore, effective November 1, 2012, any net income we generated in Singapore has been taxed at the statutory rate of 17% instead of the agreed Pioneer Tax Holiday rate of zero. While we believe the cessation of this Tax Holiday does not require us to refund tax benefits received in the past, it is possible that the tax authorities may not agree with our positions.

Our business and results of operations may be adversely affected if we do not comply with legal and regulatory requirements that apply to our products, including environmental laws and regulations that regulate substances contained in products.

We may be subject to various other legal and regulatory requirements related to the manufacture and sale of our products, such as a European Union directive that places restrictions on the use of hazardous substances (RoHS and RoHS2) in electronic equipment, a EU directive on WEEE, the EU's REACH, and the environmental regulations promulgated by China RoHS. RoHS and RoHS2 sets a framework for producers' obligations in relation to manufacturing (including the amounts of named hazardous substances contained in products sold) and WEEE sets a framework for treatment, labeling, recovery, and recycling of electronic products in the European Union which may require us to alter the manufacturing of the physical devices that include our solutions and/or require active steps to promote recycling of materials and components. REACH imposes chemicals regulation and controls including requirements for registration of chemicals on the EU market. In addition, similar legislation could be enacted in other jurisdictions, including in the U.S. where many states have already enacted state-level programs and requirements for recycling of certain electronic goods. In addition, climate change legislation in the U.S. is a significant topic of discussion and may generate federal or other regulatory responses in the near future. If we do not comply with environmental law and regulations, we may suffer a loss of revenue, be unable to sell in certain markets or countries, be subject to penalties and enforced fees, and/or suffer a competitive disadvantage. Customers may impose certain requirements or levels of compliance due to these regulations and programs that may increase our costs of doing business. Furthermore, the costs to comply with RoHS, RoHS2, WEEE, REACH and China RoHS, or with current and future environmental and worker health and safety laws may have a material adverse effect on our business, results of operations and financial condition.

In 2012, the SEC adopted rules pursuant to Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act requiring disclosure of the use of certain minerals that are mined from the Democratic Republic of Congo and adjoining countries beginning in May 2014. We have incurred and expect to continue to incur costs associated with complying with these disclosure requirements, including for conducting diligence procedures to determine the sources of conflict minerals that may be used or necessary to the production of our products and, if applicable, potential changes to products, processes or sources of supply as a consequence of such verification activities. In addition, these rules could adversely affect the sourcing, supply and pricing of materials used in our products, particularly if the number of suppliers offering the minerals identified as “conflict minerals” sourced from locations other than the Democratic Republic of Congo and adjoining countries is limited. It is also possible that we may face reputational harm if we determine that certain of our products contain minerals not determined to be conflict-free and/or we are unable to alter our products, processes or sources of supply to avoid such materials.

Our results of operations will suffer if we cannot comply with industry and government regulations and standards, or if changing standards do not continue to drive upgrade cycles.

Our system solutions must meet industry standards imposed by payment systems standards setting organizations such as EMVCo LLC, credit card associations such as Visa, MasterCard, and other credit card associations and standard setting organizations such as PCI SSC, Intermec and the U.K. Cards Association and other local organizations. New standards are continually being adopted or proposed as a result of worldwide anti-fraud initiatives, encryption of cardholder data, the increasing need for system compatibility and technology developments such as wireless and wireline IP communication. Our solutions also must comply with government regulations, including those imposed by telecommunications authorities and independent standards groups worldwide regarding emissions, radiation, and connections with telecommunications and radio networks, as well as data privacy laws which regulate the collection, compilation, aggregation, sharing or use of consumer information. We cannot be sure that we will be able to design our solutions to comply with future standards or regulations on a timely basis, if at all. Compliance with these standards could increase the cost of developing or producing our solutions. New products designed to meet any new standards need to be introduced to the market and ordinarily need to be certified by the credit card associations and our customers and, in some cases, local certification bodies, before being purchased. These certification processes are costly and time consuming and increase the amount of time it takes to introduce new products and sell our products. Our business has been in the past and continues to be adversely affected by our failure to timely obtain local certifications in some markets for certain of our products. Moreover, certain uses of our products may subject us to additional regulations and licensing requirements. For example, use of our products in taxis requires additional licensing and may subject us to certain taxi business regulations. Our business, net revenues and financial condition could be adversely affected if we cannot comply with new or existing industry standards, or obtain or retain necessary regulatory approval or certifications in a timely fashion, or if compliance results in increasing costs of our products. Selling products that are non-compliant may result in fines against us or our customers, which we may be liable to pay. In addition, even if our products are designed to be compliant, compliance with certain security standards is determined based on the merchant's or service provider's network environment in which our systems are installed and, therefore, is dependent upon a number of additional factors such as proper installation of the components of the environment including our systems, compliance of software and system components provided by other vendors, implementation of compliant security processes and business practices and adherence to such processes and practices. Our business and financial condition could be adversely affected if we do not comply with new or existing industry standards and regulations, or obtain or retain necessary regulatory approval or certifications in a timely fashion, or if compliance results in increasing costs of our products.

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

Protection against fraud is of key importance to the purchasers and end users of our solutions. The protection of sensitive data, such as customer, company, employee and consumer data is critical to our business. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of personal information and personally-identifying information. We rely on electronic networks, computers, systems and programs to run our business and operations and, as a result, are exposed to risks of system errors or cyber-attacks on our systems which could result in the loss or misappropriation of sensitive data, corruption of business data or other disruption to our operations despite the security measures, processes and technologies we have in place to protect and secure our networks and systems. Further, our expansion of our service offerings increases the types of confidential and consumer or personal data that may be processed or stored by us, which requires us to dedicate more resources to protect our networks and systems. We incorporate security features, such as encryption software and secure hardware, into our solutions and services offerings to protect against fraud in electronic payment transactions and to ensure the privacy and integrity of consumer data. Our solutions may be vulnerable to breaches in security due to defects in the security mechanisms, the operating system and applications, or the hardware platform. Security vulnerabilities could jeopardize the security of information transmitted or stored using our solutions. We also provide our customers with repair, encryption key loading and helpdesk services, and we intend to increase our services offerings including through managed services programs. We have in the past experienced and may in the future experience security breaches or fraudulent activities related to unauthorized access to sensitive customer information. If the security of our solutions is compromised, our reputation and marketplace acceptance of our solutions will be adversely affected, which would cause our business to suffer, and may subject us to damages claims. A significant breach of customer or company data could attract a substantial amount of media attention, damage our customer relationships and reputation and result in lost sales, fines, or lawsuits. Recent new data protection laws and regulations, as well as proposed legislation and the evolving interpretations of such laws, in the U.S., the European Union, and other countries where we operate, could result in additional requirements that apply to our business with respect to the protection of data, the collection, transmission, storage or use of personal information and other data, and the corrective actions in the event of a breach in security related to personal information. The restrictions imposed by such laws may require us to change our current or planned business models. For example, in the U.S., pending legislation has been introduced recommending restrictions on the use of geolocation information collected by mobile devices without consumer consent. Any restrictions imposed on use of location-based information or geolocation tracking could impact our implementation of mobile-based payments solutions that utilize such information or technology. In addition, if our current security measures and data protection policies and controls are found to be non-compliant with these laws, which vary from jurisdiction to jurisdiction and are undergoing increasing regulatory scrutiny, we may be subject to penalties and fines, and may need to expend significant resources to implement additional data protection measures.

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

We offer complex solutions that are susceptible to undetected hardware and software errors or failures. Our solutions may experience failures when first introduced, as new versions are released, or at any time during their lifecycle. We cannot assure you that, despite our testing procedures and controls over manufacturing quality, errors will not be found in our products. Field failure may result from usage with third-party issued payment cards, for example, if such usage generates excess electrostatic discharge. Defects may also arise from third-party components that are incorporated into our products, such as hardware modules, chipsets or battery cells. Any product recalls as a result of errors or failures could result in the loss of customers, loss of or delays in market acceptance of our solutions, diversion of the attention of our research and development personnel from product development efforts and harm to our relationships with our customers, adversely affect our business and reputation, and increase our product costs which could negatively impact our margins, profitability, and results of operations. Any significant returns or warranty claims for any of our products, including products that we have added to our product offerings from acquisitions, could result in significant additional costs to us, such as costs to implement modifications to correct defects, recall and replace products, and defend against litigation related to defective products or related property damage or personal injury, and could adversely affect our results of operations. Our customers may also run third-party software applications on our electronic payment systems. Errors in third-party applications could adversely affect the performance of our solutions.

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

Our success depends to a significant degree upon the continued contributions of our key senior management, engineering, sales and marketing, and manufacturing personnel, many of whom would be difficult to replace. In addition, our future success also depends on our ability to attract, integrate, manage, and retain highly skilled employees throughout our business. Competition for some of these personnel is intense, and in the past we have had difficulty hiring, in our desired time frame, employees that have the specific qualifications required for a particular position. Additionally, we may be unsuccessful in attracting and retaining personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as timely product introductions.

We have recently experienced turnover in our management team. On March 11, 2013, we announced that Douglas Bergeron was stepping down from the position of Chief Executive Officer, effective March 12, 2013, and that Richard McGinn, the Chairman of our Board of Directors, would become our Interim Chief Executive Officer. On September 15, 2013, we announced that Paul Galant would become our Chief Executive Officer and Richard McGinn would step down as our Interim Chief Executive Officer, each effective October 1, 2013. In February 2013, we announced the appointment of Marc E. Rothman as our new Chief Financial Officer. Further, during 2013, we have announced certain other sales, marketing, and operations management changes. These or any other management changes could be disruptive and could negatively affect our business.

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

We utilize a limited number of third parties to manufacture our hardware products pursuant to our specifications and rely upon these contract manufacturers to produce and deliver products on a timely basis and at an acceptable cost or to otherwise meet our product demands. Further, a material portion of these third-party manufacturing activities are concentrated in China. Disruptions to the business, financial stability or operations, including due to strikes, labor disputes or other disruptions to the workforce, of these contract manufacturers, or to their ability to produce the products we require in accordance with our and our customers' requirements, and particularly disruptions to the manufacturing operations in China including due to geological disruptions such as earthquakes, could significantly affect our ability to fulfill customer demand on a timely basis which could materially harm our net revenues and results of operations. Substantially all of our manufacturing is currently handled by our third-party contract manufacturers and our dependency on our third-party contract manufacturers could exacerbate these risks.

Components such as application specific integrated circuits, or ASICs, microprocessors, wireless modules, modems, and printer mechanisms that are necessary to manufacture and assemble our systems are sourced either directly by us or on our behalf by our contract manufacturers from a variety of component suppliers selected by us. Certain of the components are specifically customized for use in our products and are obtained from sole source suppliers on a purchase order basis. Disruptions to the business, financial stability or operations, including due to strikes, labor disputes or other disruptions to the workforce, of our suppliers, and particularly sole source suppliers, may also impact the availability of components to us in the quantities we require and on a timely basis. Any prolonged component shortage could materially and adversely affect our business and results of operations. Component shortages have resulted in increased costs for certain components and continued cost increases, particularly for critical components, could negatively impact our gross margins and profitability. If our suppliers are unable or unwilling to deliver the quantities that we require within the timeframe that we require, we would be faced with a shortage of critical components. We also experience from time to time an increase in the lead time for delivery of some of our key components. We may not be able to find alternative sources in a timely manner if suppliers of our key components become unwilling or unable to provide us with adequate supplies of these key components when we need them or if they increase their prices. If we are unable to obtain sufficient key required components, or to develop alternative sources if and as required in the future, or to replace our component and factory tooling for our products in a timely manner if they are damaged or destroyed, we could experience delays or reductions in product shipments. This could harm our relationships with our customers and cause our net revenues to decline. Even if we are able to secure alternative sources or replace our tooling in a timely manner, our costs could increase. Any of these events could adversely affect our results of operations.

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

Terrorist attacks, war, and international political instability may disrupt our ability to generate net revenues. Such events may negatively affect our ability to maintain net revenues and to develop new business relationships. Because a substantial and growing part of our net revenues is derived from sales and services to customers outside of the U.S. and we have our electronic payment systems manufactured outside the U.S., terrorist attacks, war, and international political instability anywhere may decrease international demand for our products and inhibit customer development opportunities abroad, disrupt our supply chain, and impair our ability to deliver our electronic payment systems, which could materially and adversely affect our net revenues or results of operations. Economic and political instability, particularly in the Middle East or OPEC member countries, may also disrupt the production or supply of fuel which could increase our costs related to shipment and distribution of our products. Any of these events may also disrupt global financial markets and precipitate a decline in the price of our stock.

Natural or man-made disasters, business interruptions and health epidemics could delay our ability to receive or ship our products, or otherwise disrupt our business.

Our worldwide operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, health epidemics, and other natural or man-made disasters or business interruptions. The occurrence of any of these business disruptions could seriously harm our business, our revenue and financial condition, and increase our costs and expenses. If our manufacturers' or warehousing facilities are damaged or destroyed, we would be unable to distribute our products on a timely basis, which could harm our business. Our corporate headquarters, and a portion of our research and development activities, are located in California, and other critical business operations and some of our suppliers are located in California and Asia, near major earthquake faults. Certain key servers and information systems are located in Florida, which has in the past experienced major hurricanes and similar extreme weather. Any disruption of our Florida operations could materially affect our operations and harm our business. Moreover, if our computer information systems or communication systems, or those of our vendors or customers, are subject to hacker attacks or other disruptions, our business could suffer. We have not established a comprehensive disaster recovery plan. Our back-up operations may be inadequate and our business interruption insurance may not be enough to compensate us for any losses that may occur. A significant business interruption could result in losses or damages and harm our business since much of our order fulfillment process is automated and the order information is stored on our servers. In addition, we increasingly rely on our computer systems and servers to conduct our business. If our computer systems and servers go down, even for a short period, our ability to serve our customers and fulfill orders would be disrupted and our net revenues could be materially and adversely affected, which could cause our stock price to decline significantly.

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

On December 28, 2011, our principal subsidiary, VeriFone, Inc., entered into a secured credit agreement (as amended, the "2011 Credit Agreement") for total senior secured credit facilities of $1.5 billion, initially consisting of a Term A loan facility of $918.5 million (the "Term A Loan"), a Term B loan facility of $231.5 million (the "Term B Loan") and a revolving credit facility permitting borrowings of up to $350.0 million (the "Revolving Loan"). These credit facilities were made available (i) to fund a portion of the cash consideration for our acquisition of Point, (ii) to refinance certain existing debt at Point, (iii) to repay all outstanding amounts under our senior secured credit agreement entered into as of October 31, 2006, (iv) to fund an escrow to repay at maturity or upon earlier conversion at the option of the holders thereof our 1.375% senior convertible notes due June 2012, and (v) to pay related fees and expenses as well as for working capital requirements and for other general corporate purposes. The 2011 Credit Agreement was amended on October 15, 2012 to provide additional commitments under the Term A Loan and the Revolving Loan. On July 19, 2013, VeriFone, Inc. entered into an amendment to the 2011 Credit Agreement, pursuant to which VeriFone, Inc. amended certain metrics used in calculating the leverage ratios, and prepaid the Term A Loan in the aggregate principal amount of $20.0 million and the Term B Loan in the aggregate principal amount of $50.0 million. As of October 31, 2013, we had outstanding loan balances of $922.2 million under our Term A Loan, $48.4 million under our Term B Loan, and $63.0 million drawn on the Revolving Loan. See Note 9. Financings, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Our 2011 Credit Agreement contains customary covenants that require maintenance of certain specified financial ratios and restricts the ability of certain of our subsidiaries to make certain distributions with respect to their capital stock, prepay other debt, encumber their assets, incur additional indebtedness, make capital expenditures above specified levels, engage in certain business combinations, or undertake various other corporate activities. Therefore, as a practical matter, these covenants restrict our ability to engage in or benefit from such activities. Further, VeriFone, Inc. must limit its leverage ratio and maintain interest coverage ratio at or above specified thresholds. In addition, we have, in order to secure repayment of the Term A Loan, Term B Loan and Revolving Loan, pledged a substantial amount of our assets and properties. This pledge may reduce our operating flexibility because it restricts our ability to dispose of these assets or engage in other transactions that may be beneficial to us.

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

Following our acquisition of Point in December 2011 and the related entry into the 2011 Credit Agreement, our outstanding indebtedness and debt service obligations are substantial. As of October 31, 2013, we had total indebtedness outstanding of $1.03 billion related to our Term A Loan, Term B Loan and Revolving Loan. Principal payments on our Term A Loan facility are required to be repaid in quarterly installments of the following percentages of the original balance outstanding under the Term A Facility: 1.25% for each of the first eight calendar quarters after the closing date of the 2011 Credit Agreement on December 28, 2011 through the quarter ending December 31, 2013; 2.50% for each of the next eight calendar quarters through the quarter ending December 31, 2015 and 5.00% for each of the calendar quarters ending March 31, 2016, June 30, 2016 and September 30, 2016 with the balance being due at maturity on December 28, 2016. The outstanding principal balance of the Term B Loan is required to be repaid in equal quarterly installments of 0.25% with the balance being due at maturity on December 28, 2018. Outstanding amounts may also be subject to mandatory prepayment with the proceeds of certain asset sales and debt issuances and, in the case of the Term B Loan, from a portion of annual excess cash flows (as determined under the 2011 Credit Agreement). See Note 9, Financings, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for a schedule of the principal payments due under our financings.

We intend to fulfill our debt service obligations from existing cash and cash from our investments and operations. A substantial portion of our cash balances and cash generated from operations are held by our foreign subsidiaries. If we decide to distribute or use such cash and cash equivalents outside those foreign jurisdictions, including a distribution to the U.S. we may be subject to additional taxes or costs. In the future, if we are unable to generate or raise additional cash sufficient to meet our debt service obligations and need to use more of our existing cash than planned or to liquidate investments in order to fund these obligations, we may have to delay or curtail the development and/or the sales and marketing of new payment systems as well as dividends, capital expenditures, investments, and acquisitions. If we are unable to generate sufficient cash flows or other sources of liquidity to meet our debt service requirements, our lenders may declare a default on the 2011 Credit Agreement which could result in the termination of commitments under the 2011 Credit Agreement, the declaration that all outstanding loans are immediately due and payable in whole or in part, and the requirement of cash collateral deposits in respect of outstanding letters of credit.

Interest rates applicable to our debt are expected to fluctuate based on economic and market factors that are beyond our control. In particular, all of the outstanding debt under our 2011 Credit Agreement has a floating interest rate. Although we have entered into a swap arrangement that converted such floating rate to a fixed interest rate for an aggregate principal amount of $500 million under the 2011 Credit Agreement through March 2015, any significant increase in market interest rates, and in particular the short-term LIBOR rates, could result in a significant increase in interest expense on our debt, which could negatively impact our net income and cash flows. In addition, interest rates under the 2011 Credit Agreement will fluctuate to some extent based on our leverage ratios.

Our indebtedness could have significant additional negative consequences, including, without limitation:

•
requiring the dedication of a significant portion of our expected cash flow to service the indebtedness, thereby reducing the amount of expected cash flow available for other purposes, including dividends, capital expenditures, investments, and acquisitions;

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

Deterioration in the U.S. and international capital markets has in the past had an adverse effect on certain of our financial transactions, and the credit crisis in the U.S. that began in 2008 continues to result in some softness in the U.S. credit markets. If financial institutions that have extended credit commitments to us, including under the 2011 Credit Agreement, or have entered into hedge, insurance or similar transactions with us, are adversely affected by the conditions of the U.S. and international capital markets, they may become unable to fund borrowings under their credit commitments to us or otherwise fulfill their obligations under the relevant transactions, which could have a material and adverse impact on our financial condition and our ability to borrow additional funds, if needed, for working capital, capital expenditures, acquisitions, and other corporate purposes.

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

•	uncertainty about current global economic conditions;

•	changes in the market valuations of other companies operating in our industry;

•	announcements by us or our competitors related to significant acquisitions, strategic partnerships, or divestitures;

•	additions or departures of key personnel; and

•	sales or purchases of our stock, including sales or purchases of our stock by our directors and officers or by significant stockholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES

Our headquarters are located in San Jose, California. We have material warehouse and distribution facilities located in the U.S., Brazil, Australia, France, and Sweden.

In the U.S., we maintain material sales and administrative offices and research facilities in Clearwater, Florida; Scottsdale, Arizona; Rocklin, California; Alpharetta, Georgia; Washington D.C.; Long Island City, New York; and New York, New York. Outside the U.S., we maintain material sales and administrative offices, and research facilities in France, India, Brazil, Israel, Sweden, Philippines, New Zealand, Taiwan, China, Germany, Denmark, Norway, Singapore, Australia, Mexico, Finland, South Africa, the U.K. and Latvia. In addition to these material locations, we also have smaller offices globally.

We own the office buildings at two of our locations, while the rest of our locations are leased. We are using substantially all of our currently available productive space to develop, store, market, sell, and distribute our products and services. We believe our facilities are in good operating condition, suitable for their respective uses, and adequate for our current needs.

Location	Approximate Square Footage
Americas	727,799
EMEA	575,870
ASPAC	275,052
Total	1,578,721

ITEM 3.	LEGAL PROCEEDINGS

Information with respect to legal proceedings may be found in Note 10, Commitments and Contingencies, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K, which section is incorporated herein by reference.

ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock has been quoted on the New York Stock Exchange ("NYSE") under the symbol “PAY” since April 29, 2005. Prior to that time, there was no public market for our stock.
The following table sets forth for the indicated periods, the high and low sale prices of our common stock.

	Fiscal Year 2013 Quarter Ended				Fiscal Year 2012 Quarter Ended
	Oct. 31 2013	Jul. 31 2013	Apr. 30 2013	Jan. 31 2013	Oct. 31 2012	Jul. 31 2012	Apr. 30 2012	Jan. 31 2012
High	$23.82	$23.72	$35.24	$35.94	$38.80	$49.59	$54.45	$44.44
Low	$18.89	$15.75	$18.24	$28.45	$27.85	$30.35	$44.14	$34.79
The closing sale price of our common stock on the NYSE was $25.61 and $22.66 on November 30, 2013 and October 31, 2013, respectively. As of November 30, 2013, there were approximately 113 stockholders of record. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.
Dividend Policy
We have not declared or paid cash dividends on our capital stock since our common stock has been listed on the NYSE. We do not expect to pay any cash dividends for the foreseeable future. We currently intend to retain any future earnings to finance our operations, growth, and to repay our debt. Any future determination to pay cash dividends will be at the discretion of our Board of Directors, and will be dependent on earnings, financial condition, operating results, capital requirements, any contractual restrictions, and other factors that our Board of Directors deems relevant. In addition, our 2011 Credit Agreement contains limitations on the ability of our principal operating subsidiary, VeriFone, Inc., to declare and pay cash dividends. Because we conduct our business through our subsidiaries, as a practical matter these restrictions similarly limit our ability to pay dividends on our common stock.
Securities Authorized for Issuance Under Equity Compensation Plans
Information with respect to Securities Authorized for Issuance Under Equity Compensation may be found in Item 12, Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters — Equity Compensation Plan Information, of this Annual Report on Form 10-K, which section is incorporated herein by reference.
Performance Graph
The following graph and table compares the performance of an investment in our common stock over the period of November 1, 2008 through October 31, 2013, beginning with an investment at the closing market price on October 31, 2008, and thereafter, based on the closing price of our common stock on the market, with the S&P 500 Index and the S&P North American Technology Index ("SPGSTI"). The graph and table assume $100 was invested on the start date at the price indicated, and that dividends, if any, were reinvested on the date of payment without payment of any commissions. The performance shown in the graph and table represents past performance, and should not be considered an indication of future performance.

400.00
350.00
300.00
250.00
200.00
150.00
100.00
50.00
-
10/31/2008
10/31/2009
10/31/2010
10/31/2011
10/31/2012
10/31/2013
PAY
S&P 500
SPGSTI

	October 31, 2008	October 31, 2009	October 31, 2010	October 31, 2011	October 31, 2012	October 31, 2013
VeriFone Systems, Inc.	$100.00	$117.08	$297.80	$371.57	$260.92	$199.47
S&P 500 Index	$100.00	$106.96	$122.14	$129.37	$145.77	$181.32
S&P North American Technology Index	$100.00	$130.78	$155.77	$166.22	$175.52	$223.00
The information provided above under the heading “Performance Graph” shall not be considered “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the accompanying notes appearing in Item 8, Financial Statements and Supplementary Data, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Annual Report on Form 10-K. The selected data in this section is not intended to replace our Consolidated Statements of Operations and Consolidated Balance Sheets.

	Years Ended October 31,
	2013 (1)(2)	2012 (3)	2011 (4)	2010	2009 (5)
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues	$1,702,221	$1,865,971	$1,303,866	$1,001,537	$844,714
Operating income (loss)	$(66,354)	$147,545	$105,710	$102,424	$(128,966)
Net income (loss) attributable to VeriFone Systems, Inc. stockholders	$(296,055)	$65,033	$282,404	$98,827	$(157,455)
Net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Basic	$(2.73)	$0.61	$3.06	$1.16	$(1.86)
Diluted	$(2.73)	$0.59	$2.92	$1.13	$(1.86)

	As of October 31,
	2013 (2)	2012 (3)	2011 (4)	2010	2009
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$268,220	$454,072	$594,562	$445,137	$324,996
Total assets	$2,993,720	$3,490,607	$2,313,561	$1,075,326	$917,290
Current and long-term debt and capital leases	$1,035,861	$1,307,617	$483,811	$473,511	$468,864

(1)
In fiscal year 2013 we recorded a $64.4 million litigation loss contingency expense primarily related to the pending securities class action captioned, In re VeriFone Holdings, Inc. Securities Litigation, and the related Israel class action. For further information, see Note 10, Commitments and Contingencies, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

(2)
In fiscal year 2013 we recorded a $245.0 million valuation allowance against a significant portion of our deferred tax assets. For further information, see Note 5, Income Taxes, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

(3)
In fiscal year 2012 we entered into the 2011 Credit Agreement and borrowed $1.45 billion. The proceeds were used to acquire Point for $1.02 billion and, along with the available cash, pay off $496.0 million of prior debt. For further information, see Note 2, Business acquisitions, Note 9, Financings, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K, and Liquidity and Capital Resources in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(4)
In fiscal year 2011 we acquired Hypercom Corporation. In addition, we recorded a $210.5 million tax benefit as a result of recognizing a portion of our deferred tax assets in the United States. For further information, see Note 2, Business Acquisitions, and Note 5, Income Taxes, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

(5)	In fiscal year 2009 we recorded a $175.5 million impairment of goodwill and intangible assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section and other parts of this Annual Report on Form 10-K and certain information incorporated by reference herein contain forward-looking statements that involve risks and uncertainties. In some cases, forward-looking statements can be identified by words such as "may," "should, "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential," or "continue," the negative of such terms, or comparable terminology. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, and management's beliefs and assumptions, and do not reflect the potential impact of any mergers, acquisitions, or other business combinations or divestitures that have not been completed. Forward-looking statements are not guarantees of future performance, and our actual results may differ materially from the results expressed or implied in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Item 1A, Risk Factors above, and elsewhere in this report, including our disclosures of Critical Accounting Policies and Estimates in Item 7, our disclosures in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, as well as in our Consolidated Financial Statements and accompanying notes included elsewhere in this Form 10-K. We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform such statements to actual results or to changes in expectations. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations is provided in addition to our Consolidated Financial Statements and accompanying notes, to assist readers in understanding our results of operations, financial condition, and cash flows. This section is organized as follows:

Overview: Discussion of our business and overall financial results, and other highlights related to our results of operations for the periods presented.

Results of Operations:

•
Consolidated Results of Operations: An analysis and discussion of our financial results comparing our consolidated results of operations for the year ended October 31, 2013 to the year ended October 31, 2012, and the year ended October 31, 2012 to the year ended October 31, 2011.

•
Segment Results of Operations: An analysis and discussion of our financial results comparing the results of operations for each of our three reportable segments, Americas, EMEA, and ASPAC, for the year ended October 31, 2013 to the year ended October 31, 2012, and the year ended October 31, 2012 to the year ended October 31, 2011.

Financial Outlook: A discussion of our expectations regarding certain trends that may affect our financial condition and results of operations.

Liquidity and Capital Resources: An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

Contractual Obligations and Off-Balance Sheet Arrangements: Disclosures related to our contractual obligations, contingent liabilities, commitments, and off-balance-sheet arrangements, as of October 31, 2013.

Critical Accounting Policies and Estimates: A discussion of the accounting policies and estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts, as well as recent accounting pronouncements that have had or are expected to have a material impact on our results of operations.

Overview

Our Business

We are a leading global provider of secure electronic payment solutions at the point of sale. We provide expertise, solutions and services that add value at the point of sale. We focus on delivering value to our customers at the point of sale where merchant and consumer requirements drive increasingly innovative point of sale payment capabilities, value-added services that increase merchant revenues and consumer experience solutions that enrich the point of interaction between merchant and consumers. Today we are an industry leader in multi-application payment systems deployments. Key industries in which we operate include financial services, retail, petroleum, restaurant, hospitality, taxi, transportation and healthcare.

We operate in three business segments: Americas, EMEA, and ASPAC. Our Americas segment includes our operations in North America, South America, Central America, and the Caribbean. Our EMEA segment is comprised of our operations in Europe, the Middle East, and Africa. Our ASPAC segment consists of our operations in Asia, Australia, New Zealand, and other Asia Pacific Rim countries.

Our Sources of Revenue

Our payment solutions generally consist of POS electronic payment devices and systems that run our proprietary and third-party operating systems, security, encryption, application, and certified payment software, as well as other third-party value-added applications. Our electronic payment systems are available in several modular configurations, offering our customers flexibility to support a variety of connectivity options, including various wired and wireless Internet connectivity infrastructures deployed globally. Our proprietary architecture enables multiple value-added applications, such as gift-card and loyalty-card programs, and time and attendance tracking, to reside on the same system without requiring recertification when new applications are added to the system.

Services are a significant part of our overall revenue mix. We offer traditional services that span different aspects of the payments ecosystem, including equipment repair or maintenance, gateway processing, remote terminal management, software post-contract support, customized application development, helpdesk, customer service, warehousing, and encryption or tokenization. We offer full service solutions, such as our "All in One" Point payment solution, which is also referred to as "Payment-as-a-Service", as well as end-to-end estate management services. In addition, we offer market specific services such as mobile payment retailing software and digital media solutions, which utilize media enabled equipment to display digital content in and on taxis and at fuel dispensers at gas stations. We also offer our customers technical support for our installed payment systems, consulting, and project management services for system deployment and customization of integrated software solutions.

Timing of Revenue

The timing of our customer orders may cause our revenue to vary from period to period. Specifically, revenues recognized in our fiscal quarters can vary significantly when larger customers or our distributors hold back orders due to regulatory, certification or budget concerns. In addition, revenues can be back-end weighted when we receive sales orders and deliver a higher proportion of our System solutions toward the end of our fiscal quarters. This variability and back-end weighting of orders may adversely affect our results of operations in a number of ways, and could negatively impact revenues and profits. First, the product mix of orders may not align with manufacturing forecasts, which could result in a shortage of the components needed for production. Second, existing manufacturing capacity may not be sufficient to deliver the desired volume of orders in a concentrated time when they are received. Third, back-end weighted demand could negatively impact gross margins through higher labor, delivery, and other manufacturing and distribution costs. If, on the other hand, we were to seek to manage the fulfillment of back-end weighted orders through holding increased inventory levels, we would risk higher inventory obsolescence charges if our sales fall short of our expectations.

Because our revenue recognition depends on, among other things, the timing of product shipments, decisions we make about product shipments, particularly toward the end of a fiscal quarter, may impact our reported revenues. The timing of product shipments may depend on a number of factors, including price discussions with our customers, operating costs, including costs of air shipments if required, the delivery date requested by customers, and our operating capacity to fill orders and ship products, as well as our own long and short-term business planning. These factors may affect timing of shipments and consequently revenues recognized for a particular period.

Significant Matters

Acquisitions

Point Acquisition

On December 30, 2011, we completed our acquisition of Point, Northern Europe's largest provider of payment and gateway services and solutions for retailers, for a total cash purchase price of €793.3 million, (approximately USD $1.02 billion at foreign exchange rates on the acquisition date.) We acquired Point to, among other things, provide a broader set of product and service offerings to customers globally, including expansion in the Northern European markets. The results of operations of Point have been included in our financial results effective December 30, 2011.

Hypercom Acquisition

On August 4, 2011, we completed our acquisition of Hypercom, a provider of electronic payment solutions and value-added services at the point of sale. In connection with the acquisition we issued 14.5 million shares of our common stock, par value $0.01 per share, in exchange for all the outstanding common stock of Hypercom, and then existing stock options to acquire Hypercom common stock were converted into stock options exercisable for approximately 815,000 shares of our common stock. We acquired Hypercom to, among other things, provide a broader set of product and service offerings to customers globally. The results of operations of Hypercom have been included in our financial results effective August 4, 2011.

2011 Credit Agreement

On December 28, 2011, we entered into an agreement for a $1.50 billion credit facility, against which we borrowed $1.45 billion to fund the acquisition of Point, repay previously outstanding debt, and fund the financing costs of the 2011 Credit Agreement. We have amended this credit agreement twice and made early pay downs. As of October 31, 2013, we have borrowed $1.03 billion from this facility and have an additional $362.5 million of available borrowing capacity. See Note 9, Financings, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information regarding this agreement.

Litigation Contingencies and Settlement

During the year ended October 31, 2013, we recorded litigation loss contingency expense totaling $64.4 million, which was primarily related to the pending securities class action captioned, In re VeriFone Holdings, Inc. Securities Litigation, and the related Israel class action. On October 15, 2013, the court entered an order preliminary approving our stipulated settlement in such class action pursuant to which, if the settlement becomes final, the total settlement consideration paid for the benefit of the settlement class would be $95.0 million plus a potential contingent adjustment of not more than $7.0 million. To cover such settlement amount, on November 5, 2013, we paid $61.2 million into an escrow account, which was partially funded from available credit under the Revolving Loan, and our insurance carriers paid the remaining $33.8 million into that escrow account. During the year ended October 31, 2012, we recorded a $17.6 million litigation loss contingency expense as a result of an unfavorable jury verdict issued on June 8, 2012 against us in a patent infringement action that was filed in 2008 and alleges patent infringement by certain of our products. In October 2013, the district court issued judgment affirming the jury's verdict and ruling that Cardsoft is entitled to ongoing royalties. We have filed notice of our intent to appeal. See Note 10, Commitments and Contingencies, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information related to our legal proceedings.

Valuation Allowance on Deferred Tax Assets

During fiscal year 2013, we recorded a $245.0 million valuation allowance against a significant portion of our deferred tax assets, primarily in the U.S., because our three year cumulative U.S. pretax losses have raised uncertainty about the likelihood of realization of those deferred tax assets. This accounting treatment has no effect on our actual ability to utilize deferred tax assets such as loss carryforwards and tax credits to reduce future cash tax payments. See Critical Accounting Policies and Estimates included within this Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 5, Income Taxes, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information related to our tax valuation allowances.

Financial Results Highlights

Overall

•	Our net revenues for the year ended October 31, 2013 were $1.7 billion, a decrease of 8.8% year over year.

•
We had a $295.0 million consolidated net loss in the year ended October 31, 2013, primarily due to the $245.0 million deferred tax valuation allowance and $64.4 million litigation loss contingency expense, as well as the decrease in net revenues.

•	Net cash provided from operating activities for the year ended October 31, 2013 totaled $236.5 million, up from $218.0 million in the prior fiscal year.

Segment Revenues

The following chart summarizes our total net revenues by segment for fiscal years 2013, 2012 and 2011 (in thousands), as well as our System solutions and Services net revenues in each segment as a percentage of total net revenues for that segment in each period.

Consolidated Results of Operations

	Years Ended October 31,
	2013	% of Net revenues (1)	2012	% of Net revenues (1)	2011	% of Net revenues (1)
Net revenues:
System solutions	$1,068,444	62.8%	$1,339,024	71.8%	$1,033,911	79.3%
Services	633,777	37.2%	526,947	28.2%	269,955	20.7%
Total net revenues	1,702,221	100.0%	1,865,971	100.0%	1,303,866	100.0%

Gross margin:
System solutions	373,185	34.9%	527,383	39.4%	378,400	36.6%
Services	272,004	42.9%	228,458	43.4%	113,350	42.0%
Total gross margin	645,189	37.9%	755,841	40.5%	491,750	37.7%

Operating expenses:
Research and development	173,318	10.2%	152,001	8.1%	109,155	8.4%
Sales and marketing	196,594	11.5%	179,694	9.6%	138,267	10.6%
General and administrative	181,100	10.6%	175,174	9.4%	123,789	9.5%
Litigation loss contingency expense	64,371	3.8%	17,632	0.9%	—	—%
Amortization of purchased intangible assets	96,160	5.6%	83,795	4.5%	14,829	1.1%
Total	711,543	41.8%	608,296	32.6%	386,040	29.6%
Operating income (loss)	(66,354)	(3.9)%	147,545	7.9%	105,710	8.1%
Interest, net	(44,344)	(2.6)%	(58,431)	(3.1)%	(26,355)	(2.0)%
Other income (expense), net	3,740	0.2%	(20,761)	(1.1)%	11,929	0.9%
Income (loss) before income taxes	(106,958)	(6.3)%	68,353	3.7%	91,284	7.0%
Income tax provision (benefit)	188,043	11.0%	2,050	0.1%	(191,412)	(14.7)%
Consolidated net income (loss)	$(295,001)	(17.3)%	$66,303	3.6%	$282,696	21.7%

(1) System solutions and Services gross margin as a percentage of net revenues is computed as a percentage of the corresponding System solutions and Services net revenues.

Fiscal Year 2013 compared to Fiscal Year 2012

System solutions net revenues for the year ended October 31, 2013 were $1.07 billion, compared to $1.34 billion for the year ended October 31, 2012, down $270.6 million or 20.2% year over year. System solutions net revenues decreased due to distribution changes, the timing of demand from some of our large customers, increased competition and, in certain markets, delays of some of our new product releases and certifications. In particular, System solutions net revenues in our Middle East and Africa markets declined $91.2 million primarily due to distribution changes and lower demand in Africa. System solutions net revenues in the U. S. and Brazil decreased a total of $104.7 million primarily due to the timing of technology refreshes by our customers, including one large Brazil customer and some of our large U.S. retail customers that completed technology refreshes in the prior fiscal year. Additionally, System solutions net revenues in Europe decreased $36.1 million primarily due to the impact of delays of some of our new product releases and certifications. See further discussion under Segment Results of Operations below.

Services net revenues for the year ended October 31, 2013 were $633.8 million, compared to $526.9 million for the year ended October 31, 2012, up $106.8 million or 20.3% year over year, primarily due to our global emphasis on expansion of our Services offerings. In particular, Services net revenues increased $47.2 million due to our acquisitions of Services businesses in Europe and Asia, $25.5 million in Northern Europe primarily due to increases in our All-in-One Services net revenues, and $25.2 million in the Americas due to the launch of new services and the growth of existing service businesses. See further discussion under Segment Results of Operations below.

Total gross margin for the year ended October 31, 2013 was $645.2 million, or 37.9% of total net revenues, compared to $755.8 million, or 40.5% of total net revenues, for the year ended October 31, 2012, down $110.6 million or 2.6 percentage points year over year. Gross margin in dollars decreased primarily due to the decline in System solutions net revenues, which was partially offset by increased Services net revenues that have relatively higher margins. System solutions net revenues are also down as a percentage of net revenues due primarily to a change in customer mix. In addition, we incurred costs for obsolete inventory, scrap, and purchase commitments for excess components at contract manufacturers of $26.5 million for the year ended October 31, 2013, an increase of $13.7 million compared to the year ended October 31, 2012, due to lower-than-anticipated system solutions sales volumes and potential obsolescence resulting from the expiration of PCI 1.3 standards in April 2014.

Research and development for the year ended October 31, 2013 was $173.3 million compared to $152.0 million for the year ended October 31, 2012, up $21.3 million or 14.0% year over year, primarily due to an increase in personnel and outside contractor expenses as we invested in additional resources to focus on new product releases and product certifications.

Sales and marketing for the year ended October 31, 2013 was $196.6 million compared to $179.7 million for the year ended October 31, 2012, up $16.9 million or 9.4% year over year, primarily due to additional personnel costs, that relate to the expansion of our Services offerings into new geographies, as well as the impact of the personnel costs from Point for the full reporting period and our fiscal year 2013 business acquisitions since their respective acquisition dates.

General and Administrative for the year ended October 31, 2013 was $181.1 million compared to $175.2 million for the year ended October 31, 2012, up $5.9 million or 3.4% year over year, primarily due to a $9.9 million increase in personnel costs related to increased headcount and our executive management changes, partially offset by a $7.3 million decrease in acquisition-related costs.

Litigation loss contingency expense for the year ended October 31, 2013 was $64.4 million compared to $17.6 million for the year ended October 31, 2012, up $46.8 million year over year. During fiscal year 2013, we recorded litigation loss contingency expense totaling $64.4 million primarily related to our pending settlement of the securities class action captioned In re VeriFone Holdings, Inc. Securities Litigation, and the related Israel class action. During fiscal year 2012, we recorded a $17.6 million litigation loss contingency expense as a result of a partially unfavorable jury verdict issued on June 8, 2012 against VeriFone and Hypercom in an ongoing patent infringement action. See Note 10, Commitments and Contingencies, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for disclosures related to our legal proceedings.

Amortization of purchased intangible assets for the year ended October 31, 2013 was $96.2 million compared to $83.8 million for the year ended October 31, 2012, up $12.4 million or 14.8% year over year, primarily due to $10.8 million of additional amortization of intangible assets reflected as operating expenses related to the Point acquisition for the full reporting period.

Interest, net for the year ended October 31, 2013 was $44.3 million compared to $58.4 million for the year ended October 31, 2012, down $14.1 million or 24.1% year over year, primarily due to a $12.6 million decrease in interest expense related to our senior convertible notes, which matured on June 15, 2012, and lower outstanding balances under our 2011 Credit Agreement in fiscal year 2013.

Other income (expense), net for the year ended October 31, 2013 was a net other income of $3.7 million compared to a net other expense of $20.8 million for the year ended October 31, 2012, a change of $24.4 million year over year, primarily due to the impact of a foreign currency loss in fiscal year 2012 that did not recur. Specifically, for the year ended October 31, 2012, Other income (expense), net consisted primarily of a $22.5 million foreign currency loss related to the difference between the forward rate on contracts purchased to lock in the U.S. dollar equivalent purchase price for our Point acquisition and the actual rate on the date of derivative settlement.

Income tax provision for the year ended October 31, 2013 was $188.0 million compared to $2.1 million for the year ended October 31, 2012, a $185.9 million increase year over year. This increase is primarily due to our fiscal year 2013 pretax losses and because we recorded a $245.0 million valuation allowance against a significant portion of our deferred tax assets, primarily in the U.S., due to uncertainty about the likelihood of realization. This provision is partially offset by a $10.1 million tax benefit related to changes in the statutory tax rates' impact on deferred taxes. The income tax provision for the year ended October 31, 2012 included $8.5 million of tax benefits related to the $22.5 million foreign currency loss described above. As of October 31, 2013 and 2012, the valuation allowance for deferred tax assets was $418.2 million and $173.2 million, respectively. We intend to maintain the valuation allowances until sufficient positive evidence exists to support the reversal of the valuation allowances.

We had a Singapore Pioneer Tax Holiday through our fiscal year 2012. Following the expiration of the tax holiday, our income in Singapore is subject to the statutory rate of 17% instead of the agreed Pioneer Tax Holiday rate of zero. The tax benefit of the tax holiday for the year ended October 31, 2012 was $19.2 million ($0.17 per diluted share).

Fiscal Year 2012 compared to Fiscal Year 2011

System solutions net revenues for the year ended October 31, 2012 were $1.3 billion compared to $1.0 billion for the year ended October 31, 2011, up $305.1 million or 29.5% year over year, primarily due to $205.5 million of Systems solutions net revenues from business acquisitions. The remaining increase is due to increased customer demand that we attribute to economic improvements in certain international territories, which drove infrastructure development initiatives and new product launches. In addition, net revenues increased as our Vx Evolution products became certified in new geographies. The increase from acquired businesses was comprised of $165.6 million from Hypercom, $27.5 million from Point, and $12.4 million from other fiscal year 2012 and 2011 acquisitions. See further discussion under Segment Results of Operations below.

Services net revenues for the year ended October 31, 2012 were $526.9 million compared to $270.0 million for the year ended October 31, 2011, up $257.0 million or 95.2% year over year, primarily due to a $231.5 million increase from acquired businesses. The remaining increase was due to expansion of our service offerings in new and existing territories. The increase from acquired businesses was comprised of $140.4 million from Point, $57.4 million from Hypercom, and $33.7 million from other fiscal year 2012 and 2011 acquisitions. See further discussion under Segment Results of Operations below.

Total gross margin for the year ended October 31, 2012 was $755.8 million, or 40.5% of total net revenues, compared to $491.8 million, or 37.7% of total net revenues, for the year ended October 31, 2011, up $264.0 million or 2.8 percentage points year over year. Overall gross margins improved because the gross margins of our acquired businesses and new markets were higher than our historical markets. Margins also improved due to an $18.5 million decrease in excess and obsolescence provisions following our transition to the Vx Evolution generation of products, which resulted in an $11.0 million increase in the provision for excess and obsolete inventory during fiscal year 2011, and due to an $8.0 million decrease in product specific warranty reserves as our products matured. These decreases were partially offset by an $18.9 million increase in amortization of purchased intangible assets related to acquisitions in fiscal year 2012 that were reflected in cost of revenues.

Research and development for the year ended October 31, 2012 was $152.0 million compared to $109.2 million for the year ended October 31, 2011, up $42.8 million or 39.2% year over year, primarily due to a $29.0 million increase in personnel related expenses as a result of headcount growth from acquired businesses, and hiring to expand development of new products on new platforms and in new geographies.
Sales and marketing for the year ended October 31, 2012 was $179.7 million compared to $138.3 million for the year ended October 31, 2011, up $41.4 million or 29.9% year over year, primarily due to increased personnel costs related to headcount growth from acquired businesses and hiring to support business in new geographies and the launch of new products and initiatives.
General and administrative for the year ended October 31, 2012 was $175.2 million compared to $123.8 million for the year ended October 31, 2011, up $51.4 million or 41.5% year over year, primarily due to a $25.0 million increase in personnel related expenses as a result of headcount growth from acquisitions and hiring to support general business growth, and a $15.0 million increase in outside services such as legal, accounting, and IT services to support the growing business.

Litigation loss contingency expense for the year ended October 31, 2012 is comprised of a $17.6 million charge as a result of an unfavorable jury verdict issued on June 8, 2012 against VeriFone and Hypercom in an ongoing patent infringement action. See Note 10, Commitments and Contingencies, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for disclosures related to our legal proceedings.

Amortization of purchased intangible assets for the year ended October 31, 2012 was $83.8 million compared to $14.8 million for the year ended October 31, 2011, up $69.0 million year over year, primarily as a result of new business acquisitions. Amortization of intangible assets from the Point acquisition that were reflected as operating expenses totaled $48.1 million in fiscal year 2012. Amortization of intangible assets from the Hypercom acquisition that were reflected as operating expenses totaled $23.6 million and $5.9 million in fiscal years 2012 and 2011, respectively.

Interest, net for the year ended October 31, 2012 was $58.4 million compared to $26.4 million for the year ended October 31, 2011, up $32.0 million or 121.2% year over year. Interest expense increased primarily as a result of the 2011 Credit Agreement, which was entered into in December 2011 in connection with the Point acquisition. Outstanding debt at October 31, 2012 was $1.3 billion compared to $483.8 million at October 31, 2011.

Other income (expense), net for the year ended October 31, 2012 was a net other expense of $20.8 million compared to a net other income of $11.9 million for the year ended October 31, 2011, a change of $32.6 million year over year, primarily due to a $22.5 million foreign currency loss recognized in December 2011 related to the difference between the forward rate on contracts purchased to lock in the U.S. dollar equivalent purchase price for our Point acquisition and the actual rate on the date of derivative settlement.

Income tax provision (benefit) for the year ended October 31, 2012 was a $2.1 million provision compared to a $191.4 million benefit for the year ended October 31, 2011, down $193.5 million year over year. The income tax expense recorded for fiscal year 2012 was primarily attributable to U.S. earnings from operations. The income tax benefit for fiscal year 2011 was primarily attributable to the release of a portion of our valuation allowance against U.S. federal and state deferred tax assets, because we determined that there was sufficient positive evidence to support a release. The effective tax rate for fiscal year 2012 is lower than the U.S. statutory tax rate due to earnings in countries where we are taxed at lower rates compared to the U.S. federal and state statutory rates, and reversal of uncertain tax position liabilities as statutes of limitations expired and issues were resolved.

Segment Results of Operations

Net revenues and operating income (loss) of each segment reflect net revenues and expenses that are attributable to that segment. Net revenues and expenses not allocated to segment net revenues and segment operating income (loss) include amortization of purchased intangible assets, increase to fair value (step-up) of inventory at acquisition, fair value decrease (step-down) in deferred revenue at acquisition, some inventory reserves, asset impairments, stock-based compensation, litigation loss contingency expense, acquisition-related costs, integration expenses, and restructuring costs, as well as corporate research and development, sales and marketing, and administrative expenses.

Americas Net Revenues and Operating Income

Our Americas segment includes our operations in North America, South America, Central America, and the Caribbean. Americas customers are diverse, and include traditional and specialty merchants, financial institutions, payment processors, and distributors, among others. Americas net revenues in some markets are dependent upon a limited number of customers, and the timing and size of orders from those customers can significantly impact Americas net revenues from period to period. Our business transactions in Americas are denominated predominately in U.S. dollars and Brazilian reais.

	Years Ended October 31,
	2013	% of Net revenues	2012	% of Net revenues	2011	% of Net revenues
Net revenues:
System solutions	$530,701	66.8%	$665,396	73.6%	$575,711	75.5%
Services	263,560	33.2%	238,368	26.4%	187,265	24.5%
Total net revenues	$794,261	100.0%	$903,764	100.0%	$762,976	100.0%
Operating income	$219,199	27.6%	$287,690	31.8%	$250,234	32.8%

Fiscal Year 2013 compared to Fiscal Year 2012

System solutions net revenues for the year ended October 31, 2013 were $530.7 million compared to $665.4 million for the year ended October 31, 2012, down $134.7 million or 20.2% year over year, primarily due to the timing of technology refreshes by our customers, including some of our large customers that completed a technology refresh in the prior fiscal year, and reduced purchases by some of our customers because some of our new products were not certified, as well as increased competitive pressure in some markets. System solutions net revenues from one customer in Brazil declined $63.6 million primarily because they completed a large technology refresh in fiscal year 2012 that did not recur and they have begun utilizing some of our Services offerings, which has shifted the timing of some of our System solutions net revenues to later periods when the associated services are delivered. In addition, System solutions net revenues declined $11.1 million in Canada primarily as a result of certification delays on some of our products and $9.3 million in Venezuela due to currency controls and political uncertainty in that country.

Services net revenues for the year ended October 31, 2013 were $263.6 million compared to $238.4 million for the year ended October 31, 2012, up $25.2 million or 10.6% year over year, primarily due to our continued emphasis on expanding our Services offerings, such as our electronic payment solutions in taxis and managed services related to our System solutions. In particular Brazil Services net revenues increased $9.7 million as we have experienced increased demand for our Services offerings from one of our larger customers.

Foreign currency fluctuations had a $16.9 million unfavorable impact on net revenues, primarily due to a decrease in the value of the Brazilian reais as compared to the U.S. dollar year over year.

Operating income for the year ended October 31, 2013 was $219.2 million compared to $287.7 million for the year ended October 31, 2012, down $68.5 million or 23.8% year over year, primarily due to the decline in total net revenues and an associated change in customer and product mix.

Fiscal Year 2012 compared to Fiscal Year 2011

System solutions net revenues for the year ended October 31, 2012 were $665.4 million compared to $575.7 million for the year ended October 31, 2011, up $89.7 million or 15.6% year over year. System solutions net revenues in the Americas increased $34.7 million due to acquired businesses, primarily Hypercom, and $57.8 million in Latin America, primarily due to large electronic payment initiatives as the electronic payment card industry continued to grow rapidly. System solutions net revenues in North America were relatively flat as increases in System Solutions net revenues in some markets were offset by reductions in other markets. Overall, System solutions net revenues increased as a result of customers adopting new technologies, particularly our mobile solutions, and decreased from customers that completed technology refreshes in the prior year. System solution net revenues from U.S. distributors also declined as they reduced their overall inventory levels as part of their ongoing efforts to improve inventory management costs and operational efficiencies. We believe distributor decisions are driven by a number of factors, including cost management efforts, which may cause distributors to alter their distribution models or inventory levels, timing of changes in standards, such as EMV, which in turn impact timing of purchases from us, and each distributor's perception of shifts in demand in their end markets.

Services net revenues for the year ended October 31, 2012 were $238.4 million compared to $187.3 million for the year ended October 31, 2011, up $51.1 million or 27.3% year over year. Services net revenues increased by $32.2 million due to acquired businesses, and $23.6 million as a result of the expansion of service offerings, such as the 2011 launch of software maintenance programs in our Petroleum business, and the geographic expansion of our taxi payment business, as well as increases in installation services corresponding with increases in System solutions net revenues from customers adopting new technologies. The increase from acquired businesses included $17.3 million from Hypercom and $14.9 million from other acquisitions.

Foreign currency fluctuations had an $18.0 million unfavorable impact on total net revenues primarily due to a decrease in the value of the Brazilian reais as compared to the U.S. dollar year over year.

Operating income for the year ended October 31, 2012 was $287.7 million compared to $250.2 million for the year ended October 31, 2011, up $37.5 million or 15.0% year over year, primarily due to the increase in total net revenues, primarily related to higher margin customers.

EMEA Net Revenues and Operating Income

Our EMEA segment is comprised of our operations in Europe, the Middle East, and Africa. Our EMEA customers include financial institutions, retailers, distributors, and individual merchants. Net revenues in this segment are somewhat dependent on the timing of customer orders, but are more influenced by market-wide factors such as standards and regulations, competition, and the timing of our new product releases and certifications of those products in the various regulatory environments. In addition, in emerging markets such as the Middle East, Africa, and parts of Eastern Europe, net revenues are dependent on the adoption by such markets of our products and solutions, and the timing of local electronic payments initiatives that may create demand for our products and solutions. Our business transactions in EMEA are denominated predominately in U.S. dollars, Euro, British Pounds, and Swedish Krona.

On December 30, 2011, we acquired Point to, among other things, provide a broader set of product and service offerings to customers globally, including expansion in the Northern European markets.

	Years Ended October 31,
	2013	% of Net revenues	2012	% of Net revenues	2011	% of Net revenues
Net revenues:
System solutions	$380,667	54.0%	$501,866	65.1%	$351,459	83.8%
Services	323,990	46.0%	269,603	34.9%	68,127	16.2%
Total net revenues	$704,657	100.0%	$771,469	100.0%	$419,586	100.0%
Operating income	$188,443	26.7%	$221,683	28.7%	$124,157	29.6%

Fiscal Year 2013 compared to Fiscal Year 2012

System solutions net revenues for the year ended October 31, 2013 were $380.7 million compared to $501.9 million for the year ended October 31, 2012, down $121.2 million or 24.1% year over year. System solutions net revenues in our Middle East and Africa markets declined $91.2 million primarily due to changes in distribution in that region and also due to a government sponsored initiative in Nigeria that resulted in $17.8 million of fiscal year 2012 System solutions net revenues that did not recur. System solutions net revenues in Europe declined $36.1 million primarily due to delays in some of our new product releases and certifications as well as increased competition and lower customer orders. In addition, $13.2 million of the Europe System solutions net revenues decrease relates to one customer. These decreases were partially offset by a $20.2 million increase in System solutions net revenues in Russia related primarily to one large customer. System solutions net revenues in EMEA were also negatively impacted by the shift of some customers to our All-in-One service model, which results in lower up front System solutions revenue, but new recurring Services net revenues from existing customers.

Services net revenues for the year ended October 31, 2013 were $324.0 million compared to $269.6 million for the year ended October 31, 2012, up $54.4 million or 20.2% year over year, primarily because Point contributed $33.8 million of additional Services net revenues due to its inclusion for the full reporting period in fiscal year 2013. In addition, Northern Europe Services net revenues increased $25.5 million primarily due to growth in All-in-One net revenues.

Operating income for the year ended October 31, 2013 was $188.4 million compared to $221.7 million for the year ended October 31, 2012, down $33.2 million or 15.0% year over year, primarily due to a $13.5 million increase in operating expenses related to the additional two months of Point operations in fiscal year 2013. In addition, the decrease in operating income was due to lower System solutions net revenues, partially offset by an increase in higher margin Services net revenues.

Fiscal Year 2012 compared to Fiscal Year 2011

System solutions net revenues for the year ended October 31, 2012 were $501.9 million compared to $351.5 million for the year ended October 31, 2011, up $150.4 million or 42.8% year over year. Systems solutions net revenues increased $130.4 million due to acquired businesses, and $61.8 million due to sales to distributors, primarily in the Middle East and Africa, as merchants shift to using less cash and more electronic payment systems. These increases were partially offset by a $24.0 million decrease in Southeast Europe due to the timing of customer orders and delayed product certifications in certain markets, and $13.7 million in Western Europe due to a decrease in overall demand in vertical markets, such as banking, retail, and petroleum, as a result of consolidation in our banking customer base, and timing of large customer projects. The increase from acquired businesses included $27.5 million from Point, $92.7 million from Hypercom, and $10.2 million from other acquisitions.

Services net revenues for the year ended October 31, 2012 were $269.6 million compared to $68.1 million for the year ended October 31, 2011, up $201.5 million or 295.7% year over year, due to a $182.1 million increase from acquired businesses, and a $18.3 million increase throughout EMEA due to our efforts to develop various service offerings and expand them globally. The increase from acquired businesses included $140.4 million from Point, $23.4 million from Hypercom, and $18.3 million from other acquisitions.

Foreign currency fluctuations had a $19.7 million unfavorable impact on EMEA total net revenues, primarily due to the net impact from fluctuations in the Euro and British Pound compared to the U.S. dollar year over year.

Operating income for the year ended October 31, 2012 was $221.7 million compared to $124.2 million for the year ended October 31, 2011, up $97.5 million or 78.6% year over year, primarily due to the increase in total net revenues.

ASPAC Net Revenues and Operating Income

Our ASPAC segment consists of our operations in Asia, Australia, New Zealand, and other Asia Pacific Rim countries. Our ASPAC customers are comprised primarily of financial institutions, distributors, and individual merchants. Our ASPAC business is relatively concentrated in terms of customer base and, as a result, our net revenues may vary significantly from period to period. ASPAC net revenues are impacted by standards and regulations, the timing of our new product releases and certifications of those products in the various regulatory environments, as well as increasing competitive pressure. ASPAC business transactions are denominated predominately in U.S. dollars, Australian dollars, and Chinese renminbi.

On May 31, 2013 we acquired all the outstanding equity of EFTPOS New Zealand Limited, which holds the switching and terminal business of ANZ Bank New Zealand Limited.

	Years Ended October 31,
	2013	% of Net revenues	2012	% of Net revenues	2011	% of Net revenues
Net revenues:
System solutions	$159,902	76.0%	$178,344	84.5%	$109,521	86.3%
Services	50,431	24.0%	32,763	15.5%	17,425	13.7%
Total net revenues	$210,333	100.0%	$211,107	100.0%	$126,946	100.0%
Operating income	$38,569	18.3%	$50,148	23.8%	$25,575	20.1%

Fiscal Year 2013 compared to Fiscal Year 2012

System solutions net revenues for the year ended October 31, 2013 were $159.9 million compared to $178.3 million for the year ended October 31, 2012, down $18.4 million or 10.3% year over year, primarily due to increased competition and because we did not make available timely the product features customers were demanding in some markets. In addition, we are experiencing pricing pressure in some markets.

Services net revenues for the year ended October 31, 2013 were $50.4 million compared to $32.8 million for the year ended October 31, 2012, up $17.7 million or 53.9% year over year, primarily due to $13.4 million additional Services net revenues from the acquired EFTPOS New Zealand Limited business.

Operating income for the year ended October 31, 2013 was $38.6 million compared to $50.1 million for the year ended October 31, 2012, down $11.6 million or 23.1% year over year, primarily due to $5.9 million of additional operating expenses from businesses we acquired during the year ended October 31, 2013. In addition, the decrease in operating income was due to lower System solutions net revenues, partially offset by an increase in higher margin Services net revenues.

Fiscal Year 2012 compared to Fiscal Year 2011

System solutions net revenues for the year ended October 31, 2012 were $178.3 million compared to $109.5 million for the year ended October 31, 2011, up $68.8 million or 62.8% year over year, primarily due to a $40.4 million increase from acquired businesses, primarily Hypercom, and a $27.0 million increase in new markets where the payment card industry was expanding, such as Indonesia and Thailand. ASPAC System solutions net revenues in developed markets, such as Australia and New Zealand, also increased due to the timing of customer orders.

Services net revenues for the year ended October 31, 2012 were $32.8 million compared to $17.4 million for the year ended October 31, 2011, up $15.3 million or 88.0% year over year, primarily due to $17.2 million of additional Services net revenues from acquired businesses, primarily Hypercom.

Operating income for the year ended October 31, 2012 was $50.1 million compared to $25.6 million for the year ended October 31, 2011, up $24.6 million or 96.1% year over year. The increase was primarily due to the increase in total net revenues, some of which had higher margins.

Financial Outlook

We expect the timing and amount of overall revenue growth to continue to be impacted by factors such as the timing of new product releases and certifications, the timing of our customers' technology refresh cycles (particularly by our large customers), increased competition and pricing pressure, changes in distribution and distributor inventory levels, the impact of recent acquisitions, foreign currency fluctuations, and continued uncertain macroeconomic conditions in certain markets.

We expect the timing of new product releases to continue to have a significant impact on our net revenues, particularly in markets where we have experienced delays in some of our new product releases and certifications, and in countries that require lengthy certification processes. Net revenues can vary significantly when larger customers or distributors cancel or delay orders due to budget concerns, technology refresh cycles, and regulatory, certification or other requirements. Also, demand for electronic payment systems may eventually reach a saturation point, at which time customers might slow or end expansion projects. We expect to generate net revenues in the U.S. related to the EMV standard that we expect will be adopted by our customers over the next several years. We expect growth in emerging markets as economic conditions improve and those economies make efforts to modernize to cashless payment systems.

We expect that the markets in which we conduct our business will remain highly competitive, characterized by changing technologies, evolving industry standards, government regulations, pricing pressures, and increased demand for new functionality, premium services, mobility, and security. Market disruptions caused by new technologies, the entry of new competitors or the presence of strong local competition, consolidations among our customers and competitors, changes in regulatory requirements, timing of electronic payments initiatives that create demand for our products in emerging markets, and other factors, can introduce volatility into our business. In the Middle East and Africa, which are emerging markets for our products and solutions, and where we have made some distribution changes, we have experienced and expect to continue to experience reduced levels of net revenues.

We expect to see a continued shift towards a higher proportion of Services net revenues relative to total net revenues in fiscal year 2014 due to the continued development and sales of our Services offerings. As we transition to service oriented arrangements, we may experience a shift in the timing of System solutions net revenues depending on when all of our performance obligations are complete.

We also expect to see an overall long-term growth in Services net revenues as a result of our continuing development and sales of our Services offerings globally. For example, we are expanding the roll-out of Point's "All-In-One" payment solution in select global markets, including South Africa, Australia, and New Zealand, and have acquired services based businesses in Europe and New Zealand. We expect that expansion of our Services offerings will result in an overall long-term shift towards a higher proportion of Services net revenues recognized over multi-year contract terms, which may decrease System solutions net revenues and near-term total net revenues.

During fiscal year 2013, we increased our level of spending on research and development activities and expect to continue at that increased level as we work to increase the efficiency of our R&D operations and product development life-cycle. We also expect to continue to invest in marketing as we streamline our product portfolio, and we plan to continue efforts to improve our cost structure, including streamlining our general and administrative functions. However, spending may increase near-term depending on the costs of executing our business strategy, continuing to integrate past acquisitions, additional executive changes, any restructurings, and legal matters.

We expect there will be future shifts in the mix of pretax profits and losses by tax jurisdiction that will impact our effective tax rate and tax provision (benefit) in the future.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance working capital, pay for contractual commitments, service our debt, and make capital expenditures and investments. As of October 31, 2013, our primary sources of liquidity were $268.2 million of cash and cash equivalents, as well as amounts available to us under the revolving loan, which is part of our 2011 Credit Agreement entered into during December 2011.

Cash and cash equivalents as of October 31, 2013 included $206.2 million held by our foreign subsidiaries. If we decide to distribute or use the cash and cash equivalents held by our foreign subsidiaries outside those foreign jurisdictions, including a distribution to the U.S., we may be subject to additional taxes or costs. During fiscal year 2013 we distributed funds from certain of our non-permanently reinvested foreign subsidiaries and made some loan repayments from other foreign subsidiaries to the U.S. to, among other things, fund a substantial portion of the net $269.7 million pay down of the 2011 Credit Agreement during fiscal year 2013.

We also held $14.2 million in restricted cash as of October 31, 2013, which was mainly comprised of pledged deposits and deposits to Brazilian courts related to tax proceedings pending adjudication.

As of October 31, 2013, our outstanding borrowings under the 2011 Credit Agreement consisted of $922.2 million in Term A Loans, $48.4 million in Term B Loans and $63.0 million that was drawn against the Revolving Loan. In addition, $362.5 million was available for draw on the Revolving Loan as of October 31, 2013. See Note 9, Financings, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information regarding our borrowings.

On October 15, 2013, the court entered an order preliminarily approving our stipulated settlement in the consolidated shareholder class action captioned In re VeriFone Holdings, Inc. Securities Litigation, pursuant to which if the settlement becomes final, the total settlement consideration paid for the benefit of the settlement class would be $95.0 million plus a potential contingent adjustment of not more than $7.0 million. To cover such settlement amount, on November 5, 2013, we paid $61.2 million into an escrow account, which was partially funded from available credit under the Revolving Loan. Our insurance carriers paid the remaining $33.8 million into that escrow account. The potential contingent adjustment of not more than $7.0 million will be due if certain circumstances occur on or before April 15, 2014. See Note 10, Commitments and Contingencies, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information regarding this matter.

Our future capital requirements may vary significantly from prior periods as well as from those capital requirements we have currently planned. These requirements will depend on a number of factors, including operating factors such as our terms and payment experience with customers, the resolution of any legal proceedings against us or settlement of litigation in an amount in excess of our insurance coverage, and investments we may make in product or market development, as well as timing and availability of financing. Also, our capital needs may be significantly affected by any acquisition we may make in the future due to any cash consideration in the purchase price, related transaction costs, and related restructuring costs. Based upon our current level of operations, we believe that we have the financial resources to meet our business requirements for the next year, including capital expenditures, working capital requirements, future strategic investments, debt servicing costs and compliance with our financial covenants.

Statement of Cash Flows

The net increases (decreases) in cash and cash equivalents are summarized in the following table (in thousands):

	Years Ended October 31,
	2013	Change	2012	Change	2011
Net cash provided by (used in):
Operating activities	$236,470	$18,507	$217,963	$43,390	$174,573
Investing activities	(144,730)	973,304	(1,118,034)	(1,054,865)	(63,169)
Financing activities	(277,432)	(1,045,578)	768,146	729,472	38,674
Effect of foreign currency exchange rate changes on cash	(160)	8,405	(8,565)	(7,912)	(653)
Net increase (decrease) in cash and cash equivalents	$(185,852)	$(45,362)	$(140,490)	$(289,915)	$149,425

Fiscal Year 2013 vs. Fiscal Year 2012

Operating Activities

Net cash provided by operating activities for the year ended October 31, 2013 was $236.5 million, compared to $218.0 million for the year ended October 31, 2012, up $18.5 million year over year, primarily due to changes in operating assets and liabilities. Specifically, a $180.0 million increase in cash flows from changes in operating assets and liabilities was partially offset by a $161.5 million decrease in net cash provided by operating activities before changes in operating assets and liabilities. The increase in cash flows from changes in operating assets and liabilities is primarily comprised of a $138.2 million increase in cash from collection of accounts receivable, a $46.1 million increase in cash from a reduction in inventory, which are primarily due to an emphasis on collections and inventory management as net revenues have decreased in fiscal year 2013. The decrease in net cash provided by operating activities before changes in operating assets and liabilities is primarily the result of the $213.9 million decrease in our operating margins, partially offset by an approximately $34.9 million increase in non-cash operating expenses, which was primarily related to the full year of amortization of intangible assets from the Point acquisition and depreciation on increased revenue generating assets.

Investing Activities

Net cash used in investing activities for the year ended October 31, 2013 was $144.7 million, compared to $1.12 billion for the year ended October 31, 2012, down $973.3 million year over year, as we paid $75.9 million in fiscal year 2013 to acquire businesses, compared with $1.07 billion in fiscal year 2012.

Financing Activities

Net cash used in financing activities for the year ended October 31, 2013 was $277.4 million, compared to $768.1 million provided during the year ended October 31, 2012, down $1.05 billion year over year, primarily because we did not incur any significant new debt during the year ended October 31, 2013. During the year ended October 31, 2012 we entered into the 2011 Credit Agreement, under which we initially borrowed $1.45 billion, of which $279.2 million was used to redeem the Senior Convertible Notes, including interest, upon their maturity in June 2012, and $216.8 million was used to repay prior debt in December 2011. During the year ended October 31, 2013, we paid down $275.9 million, net under all of our borrowings.

Financing proceeds also decreased $19.2 million year over year because we issued fewer shares of common stock under our equity incentive plans in fiscal year 2013, since fewer employees exercised their stock options due to our lower stock price in fiscal year 2013. The decrease was partially offset by a $13.6 million decrease in payments for acquisition-related contingent consideration and hold-back amounts in fiscal year 2013 compared to fiscal year 2012. See Note 2, Business Acquisitions, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information regarding our acquisition related contingent consideration.

Fiscal Year 2012 vs. Fiscal Year 2011

Operating Activities

Net cash provided by operating activities for the year ended October 31, 2012 was $218.0 million, compared to $174.6 million for the year ended October 31, 2011, up $43.4 million year over year, primarily because of increased operating income. Specifically, a $264.1 million increase in our gross margins due to our revenue growth, was partially offset by the approximately $82.3 million increase in cash operating expenses, $31.6 million increase in cash paid for interest as a result of our increased debt levels, $39.7 million increase in cash paid for income taxes, and $69.1 million decrease in cash flows from changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the year ended October 31, 2012 was $1.12 billion, compared to $63.2 million for the year ended October 31, 2011, up $1.05 billion year over year, primarily as a result of our acquisition of Point in December 2011 for a net cash outlay of $999.2 million ($1,024.5 million in cash consideration paid, offset by $25.3 million in cash acquired), $70.2 million due to cash outlays for other acquisitions, and $48.4 million due to an increase in capital expenditures primarily to support our growing Services businesses. These cash outlays were partially offset by $13.4 million of cash received during fiscal year 2012 upon collection of other receivables acquired as part of our acquisition of Hypercom.

Financing Activities

Net cash provided by financing activities for the year ended October 31, 2012 was $768.1 million, compared to $38.7 million for the year ended October 31, 2011, up $729.5 million year over year, primarily due to $1.26 billion of net proceeds from borrowings under the 2011 Credit Agreement, of which $279.2 million was used to redeem the senior convertible notes, including interest, upon their maturity in June 2012, and $216.8 million was used to repay prior debt in December 2011 when the 2011 Credit Agreement was funded.

2011 Credit Agreement

On December 28, 2011, we entered into the 2011 Credit Agreement, which initially consisted of a $918.5 million Term A Loan, $231.5 million Term B Loan, and $350.0 million Revolving Loan commitment. On October 15, 2012, we entered into a credit extension amendment to the 2011 Credit Agreement consisting of $109.5 million additional Term A Loans and $75.5 million Revolving Loan commitment increase. On July 19, 2013, we entered into the second amendment to the 2011 Credit Agreement, and prepaid the Term A Loan in the aggregate principal amount of $20.0 million and the Term B Loan in the aggregate principal amount of $50.0 million. As of October 31, 2013, borrowings under the 2011 Credit Agreement totaled $1.03 billion, of which $922.2 million was under the Term A Loan, $48.4 million was under the Term B Loan and $63.0 million was under the Revolving Loan.

The terms of the 2011 Credit Agreement require us to remain in compliance with financial covenants that require us to maintain financial ratios related to interest coverage and financial leverage. As part of the second amendment to the 2011 Credit Agreement on July 19, 2013, we extended, from November 1, 2013 to November 1, 2014, the date on which the required total leverage ratio declines from 3.75 to 3.50, and revised the definition of cash on hand used in calculating the total leverage ratio. As of October 31, 2013, under the 2011 Credit Agreement, as amended, our total leverage ratio may not exceed 3.75 and we must maintain an interest coverage ratio of at least 4.00. As of October 31, 2013 we had a total leverage ratio of 3.13 and an interest coverage ratio of 8.20, and were in compliance with all financial covenants under the 2011 Credit Agreement, as amended.

Borrowings under the 2011 Credit Agreement bear interest at a “Base Rate” or “Eurodollar Rate”, at our option, plus an applicable margin based on certain financial ratios, determined and payable quarterly. In addition, we pay an undrawn commitment fee ranging from 0.25% to 0.50% per annum on the unused portion of the Revolving Loan, depending on our leverage ratio.

The outstanding principal balance of the Term A Loan is required to be repaid in quarterly installments of the following percentages of the original balance outstanding under the Term A Loan: 1.25% for each of the first eight calendar quarters after the effective date through the quarter ending December 31, 2013; 2.50% for each of the next eight calendar quarters through the quarter ending December 31, 2015, and 5.00% for each of the calendar quarters ending March 31, 2016, June 30, 2016 and September 30, 2016, with the balance being due at maturity on December 28, 2016. The outstanding principal balance of the Term B Loan is required to be repaid in equal quarterly installments of 0.25% with the balance being due at maturity on December 28, 2018. The Revolving Loan terminates on December 28, 2016. Outstanding amounts may also be subject to mandatory prepayment with the proceeds of certain asset sales and debt issuances and, in the case of the Term B Loan only, from a portion of annual excess cash flows (as determined under the 2011 Credit Agreement) depending on VeriFone, Inc.'s leverage ratio.

The 2011 Credit Agreement also contains representations and warranties, affirmative covenants, negative covenants, financial covenants, and conditions that are customarily required for similar financings. In addition, the borrowings under the 2011 Credit Agreement are secured by a first priority lien and security interest in certain of our assets, subject to customary exceptions.

The interest rate of each of the Term A Loan and the Revolving Loan is currently one month LIBOR plus the applicable margin, and the interest rate on the Term B Loan is currently the higher of one month LIBOR or 1.00% plus the applicable margin. As of October 31, 2013, we elected the "Eurodollar Rate" margin option for our borrowings under the 2011 Credit Agreement, and the interest margins were 2.50% for the Term A Loan and the Revolving Loan, and 3.25% for the Term B Loan. Accordingly, as of October 31, 2013, the interest rate on the Term A and Revolving Loan was 2.67%, and the interest rate on the Term B Loan was 4.25%. As of October 31, 2013, the unused revolving loan facility's commitment fee was 0.375% per annum, payable quarterly in arrears, and the amount available to draw under the revolving loan was $362.5 million.

We have outstanding a number of interest rate swap agreements to effectively convert $500.0 million of our Term A Loan from a floating rate to a 0.71% fixed rate plus applicable margin. The interest rate swaps qualify for hedge accounting treatment as cash flow hedges and are effective for the period from March 30, 2012 to March 31, 2015.

Contractual Commitments

Contractual Obligations

The following table summarizes our contractual obligations as of October 31, 2013 (in thousands):

	Years Ended October 31,
	2014	2015	2016	2017	2018	Thereafter	Total
2011 Credit Agreement (1)	$120,063	$130,145	$203,779	$618,449	$2,902	$43,694	$1,119,032
Capital lease obligations and other loans	1,646	232	120	77	42	459	2,576
Operating leases (2)	41,180	33,024	26,229	20,623	11,943	31,730	164,729
Minimum purchase obligations	93,751	—	—	—	—	—	93,751
Total	$256,640	$163,401	$230,128	$639,149	$14,887	$75,883	$1,380,088

(1)	Contractual obligations for the 2011 Credit Agreement include interest calculated using the rate in effect as of October 31, 2013.

(2)
Operating leases include $106.5 million of minimum contractual obligations on leases for our taxi solutions business where payments are based upon the number of operational taxicabs with our advertising displays as of October 31, 2013.

As of October 31, 2013, the amount payable for unrecognized tax benefits was $66.9 million, including accrued interest and penalties, none of which is expected to be paid within one year. This amount is included in Other long-term liabilities in our Consolidated Balance Sheets as of October 31, 2013. We are unable to make a reasonably reliable estimate as to when cash settlement with the applicable taxing authorities may occur; therefore, such amounts are not included in the above contractual obligations table.

We expect that we will be able to fund our remaining obligations and commitments with future cash flows from our ongoing operations, and our $268.2 million of cash and cash equivalents held as of October 31, 2013. To the extent we are unable to fund these obligations and commitments with existing cash and cash flows from operations, we can draw upon amounts available under our 2011 Credit Agreement or future debt or equity financings.

Bank Guarantees

We have issued bank guarantees to certain of our customers and vendors with maturities ranging from two months to six years as required in some countries to support certain performance obligations under our service or other agreements with these customers and vendors. As of October 31, 2013, the maximum amount that may become payable under these guarantees was $9.7 million, of which $3.3 million is collateralized by restricted cash deposits.

Letters of Credit

We provide standby letters of credit in the ordinary course of business to third parties as required. As of October 31, 2013, the maximum amounts that may become payable under these letters of credit was $8.2 million, of which $5.0 million is collateralized by restricted cash deposits.

Manufacturing Agreements

We work on a purchase order basis with our contract manufacturers, which are located in China, Singapore, Malaysia, Brazil, Germany, Romania, and France, and component suppliers located throughout the world, to supply nearly all of our finished goods inventories, spare parts, and accessories. We provide each such supplier with a purchase order to cover the manufacturing requirements, which generally constitutes a binding commitment by us to purchase materials and finished goods produced by the manufacturer as specified in the purchase order. Most of these purchase orders are considered to be non-cancelable, and are expected to be paid within one year of the issuance date. As of October 31, 2013, the amount of purchase commitments issued to contract manufacturers and component suppliers totaled approximately $93.8 million. Of this amount, $16.5 million has been recorded in Accruals and other current liabilities in our Consolidated Balance Sheets because these commitments are not expected to have future value to us.

We utilize a limited number of third parties to manufacture our products, and rely upon these contract manufacturers to produce and deliver products on a timely basis and at an acceptable cost. Furthermore, a majority of our manufacturing activities are concentrated in China and Brazil. As a result, disruptions to the business or operations of the contract manufacturers or to their ability to produce the required products in a timely manner, and particularly disruptions to the manufacturing facilities located in China and Brazil, could significantly impact our business and operations. In addition, a number of components that are necessary to manufacture and assemble our systems are specifically customized for use in our products and are obtained from sole source suppliers on a purchase order basis. Because of the customized nature of these components and the limited number of available suppliers, if we were to experience a supply disruption, it would be difficult and costly to find alternative sources in a timely manner.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Polices and Estimates

General

Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. Our significant accounting policies are more fully described in Note 1, Principles of Consolidation and Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our Consolidated Financial Statements. We believe that the following discussion addresses our most critical accounting policies.

Business Combinations

We are required to estimate the fair values assigned to assets acquired and liabilities assumed of acquired companies. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets.

Critical estimates in valuing intangible assets include but are not limited to: future expected cash flows from customer contracts, customer lists, distribution agreements, acquired developed technologies, and patents; expected costs to complete development of in process research and development into commercially viable products and estimating the cash flows from those projects when completed; brand awareness and market position, as well as assumptions about the period of time the brand will continue to be used in our product portfolio; customer attrition rates and discount rates.

Future expected cash flow to be generated from an acquired business is estimated based on the current financial performance of the business, then adjusted for expected market participant synergies that can be realized, the expected timing of future cash flows of all of the acquired business' products and services, the expected customer attrition rates, and the future growth rates. The higher the projected cash flows, the higher the value of intangible assets.

Discount rates reflect the nature of our investment and the perceived risk of the underlying cash flows.

Goodwill

We review the goodwill of our reporting units for impairment annually on August 1 and whenever events or changes in circumstances indicate its carrying amount may not be recoverable. Our reporting units are North America, EMEA, LAC, ASPAC, and Taxi Solutions. Our North America reporting unit is defined as our operations in the U.S. and Canada. Our LAC reporting unit is defined as our operations in South and Central America. Our Taxi Solutions reporting unit consists of our taxi media and payment solutions businesses. Our EMEA and ASPAC reporting units include the same operations as our reportable segments.

When assessing goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we perform a two-step impairment test. If, we conclude otherwise, then no further action is taken. We also have the option to bypass the qualitative assessment and only perform a quantitative assessment, which is the first step of the two-step impairment test. In the two-step impairment test, we measure the recoverability of goodwill by comparing a reporting unit's carrying amount, including goodwill, to the estimated fair value of the reporting unit.

We generally select the income approach, specifically the discounted cash flow ("DCF") method, to determine the fair value of each reporting unit. The DCF method calculates fair value by discounting estimated after-tax cash flows to a present value, using a risk-adjusted discount rate. We believe this method is the most meaningful in conducting our goodwill assessments because we believe it most appropriately measures our income-producing assets.

In applying the income approach to our accounting for goodwill, we make certain assumptions as to the amount and timing of future expected cash flows, terminal value growth rates, and appropriate discount rates. The amount and timing of future cash flows used in our DCF analysis is based on our most recent long-term forecasts and the expected future financial performance of each reporting unit, including projections of net revenues, costs of net revenues, operating expenses, income taxes, working capital requirements, and capital expenditures. A terminal value growth rate is used to calculate the value of the cash flows beyond the last projected period in our DCF analysis. The terminal value growth rate reflects our best estimates for stable, perpetual growth of our reporting units. We use the weighted average cost of capital ("WACC") as a basis for determining the discount rates to apply to our reporting units' future expected cash flows.

In addition, we make judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units. Different judgments or assumptions could result in different carrying values.

For our fiscal year 2013 annual impairment review, we compared the carrying amount of each of our five reporting units as of August 1, 2013 to their estimated fair value, and determined that the estimated fair value of each reporting unit exceeded its carrying amount by amounts ranging from 26.9% to 188.4%. Our EMEA reporting unit, which was allocated $948.2 million of goodwill, had the lowest excess of fair value over carrying value.

Income Taxes

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year the differences are expected to reverse. In evaluating our ability to recover our deferred tax assets we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in past fiscal years, and our forecast of future taxable income in the jurisdictions in which we have operations.

We have placed a valuation allowance on the U.S. deferred tax assets and certain non-U.S. deferred tax assets, because realization of these tax benefits through future taxable income does not meet the more-likely-than-not threshold. We intend to maintain the valuation allowances until sufficient positive evidence exists to support the reversal of the valuation allowances. An increase in the valuation allowance would result in additional tax expense in the period in which the increase is recognized. We make estimates and judgments about our future taxable income that are based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from the estimates, the amount of the valuation allowance could be materially impacted.

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

We enter into arrangements with customers that include multiple deliverables. Significant judgment is required to determine the appropriate accounting for multiple element arrangements including: (1) whether elements represent separate deliverables; (2) the estimated selling price ("ESP") for each deliverable; (3) the arrangement consideration to be allocated among the deliverables; (4) when to recognize net revenues on the deliverables; and (5) whether undelivered elements are essential to the functionality of delivered elements. Further, our determination of ESP involves assessing factors such as the cost to produce the deliverable, the anticipated margin on that deliverable, the economic conditions and trends, the selling price and profit margin for similar parts, and our ongoing pricing strategy and policies.

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

From time to time we encounter situations where our costs of warranty on a product vary significantly from expectations due to factors including defective parts, defective workmanship, or other unanticipated environmental or usage patterns. When encountered, a specific reserve is established for these atypical situations on a case-by-case basis, and best available estimates are used to quantify the potential exposure.

Stock-Based Compensation

We account for stock-based employee compensation plans using fair value recognition and measurement principles, and recognize compensation over the requisite service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded in the period the awards are forfeited. In valuing stock-based awards, significant judgment is required in determining the expected volatility and the expected term individuals will hold their stock-based awards prior to exercising. Expected volatility of the stock is based on a blend of factors, such as the implied volatility of our options and the historical volatility of our own stock. The expected term of options granted is derived from the historical actual term of option grants and an estimate of future exercises during the remaining contractual period of the option. In the future, our expected volatility and expected term may change, which could substantially change the grant-date fair value of future awards of stock options and ultimately the expense we record.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to pay their invoices to us in full. We regularly review the adequacy of our allowance for doubtful accounts, considering the size of each customer's accounts receivable balance, their expected ability to pay, aging of their accounts receivable balances, and our collection history with them. An appropriate provision is made taking into account these factors. The level of reserves for our customer accounts receivable fluctuates depending upon all of the factors mentioned above, and could change significantly if their financial condition changes or the economy in general deteriorates.

Inventory Valuation and Liability for Purchase Commitments with Contract Manufacturers and Suppliers

The valuation of inventories requires us to determine obsolete or excess inventory, and inventory that is not of salable quality. The determination of obsolete or excess inventories requires us to estimate the future demand for our products within specific time horizons, generally six months. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to record additional inventory write-offs, which would have a negative impact on our gross margin percentage.

We review the adequacy of our inventory valuation on a quarterly basis. For production inventory, our methodology involves an assessment of the marketability of the product based on a combination of shipment history and future demand. We then evaluate the inventory found to be in excess and take appropriate write-downs to reflect the risk of obsolescence. Our evaluation depends on the accuracy of our sales estimates. If actual demand was substantially lower than estimated, additional inventory write-downs for excess or obsolete inventories may be required.

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

Long-Lived Assets

We make judgments about the recoverability of long-lived assets, including fixed assets and purchased finite-lived intangible assets whenever events or changes in circumstances indicate that an impairment may exist. Each period we evaluate the estimated remaining useful lives of long-lived assets and whether events or changes in circumstances warrant a revision to the remaining periods of depreciation or amortization. If circumstances arise that indicate an impairment may exist, we use an estimate of the undiscounted value of expected future operating cash flows to determine whether the long-lived assets are impaired. If the aggregate undiscounted cash flows are less than the carrying amount of the assets, the resulting impairment charge to be recorded is calculated based on the excess of the carrying amount of the assets over the fair value of such assets, with the fair value generally determined using the DCF method. Application of the DCF method for long-lived assets requires judgment and assumptions related to the amount and timing of future expected cash flows, terminal value growth rates, and appropriate discount rates. Different judgments or assumptions could result in materially different fair value estimates.

Contingencies and Litigation

The outcome of litigation is inherently uncertain and subject to numerous factors outside of our control. Significant judgment is required when we assess the likelihood of any adverse judgments or outcomes to a potential claim or legal proceeding, as well as potential ranges of probable losses, and when the outcomes of the claims or proceedings are probable and reasonably estimable. A determination of the amount of accrued liabilities required, if any, for these contingencies is made after the analysis of each matter. Because of uncertainties related to these matters, we base our estimates on the information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation, and may revise our estimates. Any revisions in the estimates of potential liabilities could have a material impact on our results of operations and financial position.

Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements may be found in Note 1, Principles of Consolidation and Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K, which section is incorporated herein by reference. We do not expect any of the recent accounting pronouncements to have a material impact on our financial position or results of operations.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. These exposures may change over time as business practices evolve, and could have a material adverse impact on our financial results.

Interest Rate Risk

We are exposed to interest rate risk related to our borrowings. These borrowings generally bear interest based upon the one-month LIBOR rate. As of October 31, 2013, a 25 basis point increase in interest rates on our borrowings subject to variable interest rate fluctuations would increase our interest expense by approximately $2.5 million annually.

We have outstanding a number of interest rate swap agreements to effectively convert $500.0 million of the term A loan from a floating rate to a 0.71% fixed rate plus applicable margin. The interest rate swaps qualify for hedge accounting treatment as cash flow hedges and are effective for the period from March 30, 2012 to March 31, 2015.

We generally invest most of our cash in non-interest bearing bank accounts. However, some of the funds are placed in overnight and short-term instruments, which would earn more interest income if market interest rates rise and less interest income if market interest rates fall.

Foreign Currency Transaction Risk

A substantial majority of our sales are made to customers outside the U.S. A substantial portion of the net revenues we generate from international sales is denominated in currencies other than the U.S. dollar. Additionally, portions of our cost of net revenues and operating expenses are incurred by our international operations and are denominated in currencies other than the U.S. dollar, particularly the Euro, Brazilian reais, British Pound, and Swedish Krona. For consolidated reporting, net revenues and expenses denominated in currencies other than the U.S. dollar, which we refer to as Income Statement Exposures, are translated to the U.S. dollar at average currency exchange rates for the period. Thus, even if foreign operating results were stable, fluctuating currency rates may produce volatile reported results. We have from time to time made efforts to mitigate Income Statement Exposures by hedging with currency derivatives. As of October 31, 2013 and 2012, we had no derivatives designated as cash flow hedges related to Income Statement Exposures. We may in the future use foreign exchange forward contracts or other derivatives to hedge Income Statement Exposures, depending upon the risks of the exposures, the costs of hedging, and other considerations. However, hedges of Income Statement Exposures will only mitigate a portion of our risk and only for a short period.

The balance sheets of our subsidiaries may have monetary assets and liabilities denominated in currencies other than the primary currency of such business, which we refer to as Balance Sheet Exposures. For example, our Balance Sheet Exposures might include monetary assets and liabilities such as Canadian dollar receivables held in a subsidiary where the Canadian dollar is not the primary currency, such as our U.S. business, or U.S. dollar payables held by our U.K. subsidiary. As exchange rates fluctuate, Balance Sheet Exposures generate foreign currency transaction gains and losses, which are included in Other income (expense), net in our Consolidated Statements of Operations. Most Balance Sheet Exposures will settle in local currency or convert from a foreign currency to a local currency in the foreseeable future, at which time the impact of rate fluctuations will be realized and we will receive or dispense more or less cash than the value originally recorded. We refer to such exposures as Near-Term Balance Sheet Exposures. Some Balance Sheet Exposures may not be settled in the foreseeable future in management's estimation and thus the cash impact of their currency gains or losses is not expected to be realized in the foreseeable future.

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

Our outstanding foreign exchange forward contracts as of October 31, 2013 are presented in the table below (in thousands). The fair market value of the contracts represents the difference between the spot currency rate at October 31, 2013 and the contracted rate. All of these forward contracts mature within 30 days of October 31, 2013.

	Currency	Local Currency Contract Amount	Currency	Contracted Amount	Fair Market Value at October 31, 2013
Contracts to (buy) sell USD:
Argentine peso	ARS	(48,000)	USD	7,756	$(98)
Australian dollar	AUD	(5,600)	USD	5,314	7
Brazilian real	BRL	(1,800)	USD	819	(1)
Canadian dollar	CAD	(7,500)	USD	7,184	19
Chinese renminbi	CNY	(114,000)	USD	18,597	(122)
Danish krone	DKK	15,000	USD	(2,777)	(11)
Euro	EUR	(26,300)	USD	36,318	161
British Pound	GBP	(19,500)	USD	31,353	69
Israeli new shekel	ILS	(25,000)	USD	7,108	1
Indian rupee	INR	(450,000)	USD	7,261	(30)
South Korean won	KRW	(2,500,000)	USD	2,351	(3)
Mexican peso	MXN	(82,000)	USD	6,351	(2)
New Zealand dollar	NZD	(45,500)	USD	37,550	58
Norwegian kroner	NOK	(19,000)	USD	3,227	7
Polish zloty	PLN	(8,500)	USD	2,797	10
South African rand	ZAR	(23,000)	USD	2,322	3
Swedish Krona	SEK	409,600	USD	(64,365)	(229)
Turkish Lira	TRY	(4,000)	USD	2,002	2
Total fair market value					$(159)

As of October 31, 2013, our Balance Sheet Exposures, which is the sum of the absolute value of the net assets or net liabilities for each of our foreign subsidiaries with a functional currency other than the U.S. dollar, amounted to $289.1 million. These Balance Sheet Exposures were partially offset by foreign exchange forward contracts with a notional amount of $245.5 million. Based on our net exposures as of October 31, 2013, a 10% fluctuation in currency exchange rates would result in a gain or loss of approximately $4.3 million.

As of October 31, 2013, we had one Balance Sheet Exposure not expected to be paid in the near term, an Israeli shekel payable equivalent to $51.1 million. Excluding this exposure from the Israeli subsidiary's net liability exposure of $52.7 million results in a $5.5 million net asset position. Deducting the $40.2 million absolute value difference from our total Balance Sheet Exposures of $289.1 million results in a total Near-Term Balance Sheet Exposure of $248.9 million. A 10% movement in currency exchange rates would result in a gain or loss of approximately $0.3 million that we would expect to be realized in the foreseeable future.

Our efforts to mitigate the risk of foreign currency fluctuations in our Balance Sheet Exposures through the use of foreign exchange forward contracts may not always be effective in protecting us against currency exchange rate fluctuations, particularly in the event of imprecise forecasts of non-U.S. denominated assets and liabilities. In addition, at times we have not fully offset our Balance Sheet Exposures, leaving us at risk for foreign exchange gains and losses on amounts not offset by forward contracts. Furthermore, historically we have not consistently hedged our Income Statement Exposures. Accordingly, if there were an adverse movement in exchange rates, we might suffer significant losses.

Equity Price Risk

There are outstanding warrants to purchase 7.2 million shares of our common stock at a price of $62.356 per share in equal share amounts on each trading day from December 19, 2013 to February 3, 2014. For every $1 that the share price of our common stock exceeds $62.356, we will be required to issue the equivalent of $7.2 million worth of shares of our common stock.

Information on the share price of our common stock may be found under Part II Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, of this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of VeriFone Systems, Inc.

We have audited the accompanying consolidated balance sheets of VeriFone Systems, Inc. as of October 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended October 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VeriFone Systems, Inc. at October 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), VeriFone Systems, Inc.'s internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated December 18, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California
December 18, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of VeriFone Systems, Inc.

We have audited VeriFone Systems, Inc.'s internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). VeriFone Systems, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, VeriFone Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VeriFone Systems, Inc. as of October 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended October 31, 2013 and our report dated December 18, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California
December 18, 2013

VERIFONE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended October 31,
	2013	2012	2011
	(In thousands, except per share data)
Net revenues:
System solutions	$1,068,444	$1,339,024	$1,033,911
Services	633,777	526,947	269,955
Total net revenues	1,702,221	1,865,971	1,303,866
Cost of net revenues:
System solutions	695,259	811,641	655,511
Services	361,773	298,489	156,605
Total cost of net revenues	1,057,032	1,110,130	812,116
Total gross margin	645,189	755,841	491,750
Operating expenses:
Research and development	173,318	152,001	109,155
Sales and marketing	196,594	179,694	138,267
General and administrative	181,100	175,174	123,789
Litigation loss contingency expense	64,371	17,632	—
Amortization of purchased intangible assets	96,160	83,795	14,829
Total operating expenses	711,543	608,296	386,040
Operating income (loss)	(66,354)	147,545	105,710
Interest, net	(44,344)	(58,431)	(26,355)
Other income (expense), net	3,740	(20,761)	11,929
Income (loss) before income taxes	(106,958)	68,353	91,284
Income tax provision (benefit)	188,043	2,050	(191,412)
Consolidated net income (loss)	(295,001)	66,303	282,696
Net income attributable to noncontrolling interests	(1,054)	(1,270)	(292)
Net income (loss) attributable to VeriFone Systems, Inc. stockholders	$(296,055)	$65,033	$282,404
Net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Basic	$(2.73)	$0.61	$3.06
Diluted	$(2.73)	$0.59	$2.92
Weighted average number of shares used in computing net income (loss) per share:
Basic	108,609	107,006	92,414
Diluted	108,609	110,315	96,616

The accompanying notes are an integral part of these consolidated financial statements.

VERIFONE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended October 31,
	2013	2012	2011
	(in thousands)
Net income (loss) attributable to VeriFone Systems, Inc. stockholders	$(296,055)	$65,033	$282,404
Other comprehensive income (loss):
Net change in:
Foreign currency translation	46,358	(22,105)	(568)
Unrealized gain (loss) on derivatives, net	660	(2,686)	—
Other	219	(928)	492
Comprehensive income (loss) attributable to VeriFone Systems, Inc. stockholders	$(248,818)	$39,314	$282,328

The accompanying notes are an integral part of these consolidated financial statements.

VERIFONE SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	October 31,
	2013	2012
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$268,220	$454,072
Accounts receivable, net of allowances of $12,652 and $8,491	284,020	366,887
Inventories, net	138,695	178,274
Prepaid expenses and other current assets	134,057	136,210
Total current assets	824,992	1,135,443
Fixed assets, net	172,187	146,803
Purchased intangible assets, net	642,890	734,808
Goodwill	1,252,472	1,179,381
Deferred tax assets, net	23,897	215,139
Other long-term assets	77,282	79,033
Total assets	$2,993,720	$3,490,607

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$116,533	$193,062
Accruals and other current liabilities	292,019	230,867
Deferred revenue, net	86,576	91,545
Short-term debt	92,536	54,916
Total current liabilities	587,664	570,390
Long-term deferred revenue, net	42,622	37,062
Long-term deferred tax liabilities	175,945	214,537
Long-term debt	943,325	1,252,701
Other long-term liabilities	92,510	70,440
Total liabilities	1,842,066	2,145,130
Commitments and contingencies	—	—
Redeemable noncontrolling interest in subsidiary	593	861
Stockholders’ equity:
Preferred stock: $0.01 par value, 10,000 shares authorized, no shares issued and outstanding as of October 31, 2013 and 2012, respectively	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 110,160 and 108,074 shares issued, and 110,160 and 107,930 shares outstanding as of October 31, 2013 and 2012, respectively	1,102	1,081
Additional paid-in capital	1,598,735	1,543,127
Accumulated deficit	(500,078)	(204,023)
Accumulated other comprehensive income (loss)	14,847	(32,390)
Total stockholders’ equity	1,114,606	1,307,795
Noncontrolling interest in subsidiaries	36,455	36,821
Total liabilities and equity	$2,993,720	$3,490,607
The accompanying notes are an integral part of these consolidated financial statements.

VERIFONE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock Voting		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling interest in subsidiaries	Total Equity
	Shares	Amount
		(In thousands)
Balance as of October 31, 2010	86,832	$868	$763,212	$(551,460)	$(6,595)	$206,025	$572	$206,597
Issuance of common stock, net of issuance costs	3,392	34	46,674	—	—	46,708	—	46,708
Common stock issued for business acquisitions	15,602	156	608,033	—	—	608,189	—	608,189
Fair value of options assumed in business combination	—	—	16,243	—	—	16,243	—	16,243
Stock-based compensation expense	—	—	34,144	—	—	34,144	—	34,144
Tax benefits on stock-based compensation	—	—	556	—	—	556	—	556
Dividends paid to noncontrolling interest shareholders	—	—	—	—	—	—	(418)	(418)
Total comprehensive income (loss)	—	—	—	282,404	(76)	282,328	291	282,619
Balance as of October 31, 2011	105,826	1,058	1,468,862	(269,056)	(6,671)	1,194,193	445	1,194,638
Issuance of common stock, net of issuance costs	2,248	23	27,605	—	—	27,628	—	27,628
Addition of noncontrolling interest from business acquisition	—	—	—	—	—	—	36,781	36,781
Stock-based compensation expense	—	—	44,554	—	—	44,554	—	44,554
Tax benefits on stock-based compensation	—	—	2,106	—	—	2,106	—	2,106
Dividends paid to noncontrolling interest shareholders	—	—	—	—	—	—	(1,673)	(1,673)
Total comprehensive income (loss)	—	—	—	65,033	(25,719)	39,314	1,268	40,582
Balance as of October 31, 2012	108,074	1,081	1,543,127	(204,023)	(32,390)	1,307,795	36,821	1,344,616
Issuance of common stock, net of issuance costs	2,230	22	7,280	—	—	7,302	—	7,302
Treasury shares retired	(144)	(1)	—	—	—	(1)	—	(1)
Stock-based compensation expense	—	—	48,851	—	—	48,851	—	48,851
Tax effects of stock-based compensation	—	—	(523)	—	—	(523)	—	(523)
Dividends paid to noncontrolling interest shareholders	—	—	—	—	—	—	(1,690)	(1,690)
Total comprehensive income (loss)	—	—	—	(296,055)	47,237	(248,818)	1,324	(247,494)
Balance as of October 31, 2013	110,160	$1,102	$1,598,735	$(500,078)	$14,847	$1,114,606	$36,455	$1,151,061

The accompanying notes are an integral part of these consolidated financial statements.

VERIFONE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
	2013	2012	2011
	(in thousands)
Cash flows from operating activities
Consolidated net income (loss)	$(295,001)	$66,303	$282,696
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization, net	207,798	177,832	48,318
Stock-based compensation expense	48,851	44,554	34,144
Non-cash interest expense	—	10,290	15,695
Deferred income taxes, net	142,904	(22,030)	(227,034)
Other	5,107	(5,796)	4,869
Net cash provided by operating activities before changes in operating assets and liabilities	109,659	271,153	158,688
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable, net	84,299	(53,945)	(72,386)
Inventories, net	26,784	(19,274)	23,224
Prepaid expenses and other assets	(8,462)	(19,854)	(1,824)
Accounts payable	(77,004)	31,802	29,461
Deferred revenue, net	22	27,316	14,801
Other current and long-term liabilities	101,172	(19,235)	22,609
Net change in operating assets and liabilities	126,811	(53,190)	15,885
Net cash provided by operating activities	236,470	217,963	174,573
Cash flows from investing activities
Capital expenditures	(77,535)	(63,181)	(14,811)
Acquisition of businesses, net of cash and cash equivalents acquired	(75,908)	(1,069,412)	(49,231)
Other investing activities, net	8,713	14,559	873
Net cash used in investing activities	(144,730)	(1,118,034)	(63,169)
Cash flows from financing activities
Proceeds from debt, net of issuance costs	123,174	1,660,577	73
Repayments of debt	(399,043)	(619,336)	(10,233)
Repayments of senior convertible notes, including interest	—	(279,159)	—
Proceeds from issuance of common stock through employee equity incentive plans	11,126	30,308	48,534
Payments of acquisition-related contingent consideration	(10,999)	(24,605)	—
Other financing activities, net	(1,690)	361	300
Net cash provided by (used in) financing activities	(277,432)	768,146	38,674
Effect of foreign currency exchange rate changes on cash and cash equivalents	(160)	(8,565)	(653)
Net increase (decrease) in cash and cash equivalents	(185,852)	(140,490)	149,425
Cash and cash equivalents, beginning of period	454,072	594,562	445,137
Cash and cash equivalents, end of period	$268,220	$454,072	$594,562
Supplemental disclosures of cash flow information
Cash paid for interest	$37,383	$42,261	$10,620
Cash paid (refunded) for income taxes	$26,454	$36,753	$(2,897)
Schedule of non-cash transactions
Transfer of Inventory, net to Revenue generating assets	$14,113	$—	$—
Issuance of common stock and stock options for business acquisitions	$—	$—	$624,432
The accompanying notes are an integral part of these consolidated financial statements.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Principles of Consolidation and Summary of Significant Accounting Policies

Business Description

We are a leading global provider of secure electronic payment solutions at the point of sale. We provide expertise, solutions and services that add value at the point of sale. We focus on delivering value to our customers at the point of sale where merchant and consumer requirements drive increasingly innovative point of sale payment capabilities, value-added services that increase merchant revenues and consumer experience solutions that enrich the point of interaction between merchant and consumers. Today we are an industry leader in multi-application payment systems deployments. Key industries in which we operate include financial services, retail, petroleum, restaurant, hospitality, taxi, transportation and healthcare.

VeriFone Systems, Inc. was incorporated in the state of Delaware on June 13, 2002 in order to acquire VeriFone, Inc. on July 1, 2002. VeriFone, Inc. was incorporated in 1981 and became our principal operating subsidiary on July 1, 2002. Effective May 18, 2010, we changed our corporate name from VeriFone Holdings, Inc. to VeriFone Systems, Inc. Shares of VeriFone Systems, Inc. are listed on the New York Stock Exchange under the trading symbol PAY.

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

We operate in three business segments: Americas, EMEA, and ASPAC. Our Americas segment is defined as our operations in North America, South America, Central America, and the Caribbean. Our EMEA segment is defined as our operations in Europe, the Middle East, and Africa. Our ASPAC segment consists of our operations in Asia, Australia, New Zealand, and other Asia Pacific Rim countries. Our reportable segments are the same as our operating segments. We determine our operating segments based on the discrete financial information used by our Chief Executive Officer, who is our chief operating decision maker, to assess performance, allocate resources, and make decisions regarding VeriFone's operations. As a result of new Company leadership and related changes in the structure of our internal organization during March 2013, we realigned our operating segments in the second quarter of fiscal year 2013. All prior period amounts reported by operating segments have been reclassified to conform to the current presentation.

Certain prior period amounts reported in our Consolidated Financial Statements and notes thereto have been reclassified to conform to the current period presentation, with no impact on previously reported operating results or financial position.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions about future events that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. We evaluate our estimates on an ongoing basis when updated information related to such estimates becomes available. We base our estimates on historical experience and information available to us at the time these estimates are made. Actual results could differ materially from these estimates.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant Accounting Policies

Foreign Currency

We determine the functional currency for VeriFone and our subsidiaries by reviewing the currencies in which their respective operating activities occur. We translate assets and liabilities of our non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect as of the applicable balance sheet dates. Revenue and expenses for these subsidiaries are translated using average rates which approximate those in effect during the period. Foreign currency translation gains and losses are included in stockholders' equity as a component of Accumulated other comprehensive income (loss) in our Consolidated Balance Sheets.

Subsidiaries that use the U.S. dollar as their functional currency remeasure their non-U.S. dollar monetary assets and liabilities using exchange rates in effect as of the applicable balance sheet dates, and nonmonetary assets and liabilities using historical rates. Gains and losses from these remeasurements are recorded as Other income (expense), net in our Consolidated Statement of Operations.

Revenue Recognition

System solutions net revenues include net revenues from the sale of products and associated perpetual software licenses and accessories. Services net revenues include net revenues from services such as our "All-in-One" payment services, installation, customer support, repair services related to our System solutions, transaction processing, custom software development, and extended warranties, as well as from advertising in and on taxis and displays at petroleum dispensers, leases of our products, and term software licenses.

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

Net revenues from term licenses for the use of our software are recognized over the service period and classified as Services net revenues. Net revenues from software licenses comprise less than 10% of our total net revenues.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition for Multiple-Element Arrangements

When an arrangement includes multiple deliverables, such as our All-in-One payment services, we allocate the arrangement consideration to each deliverable qualifying as a separate unit of accounting based on its relative selling price at the inception of the arrangement. We determine the relative selling price based on the estimated selling price ("ESP") using vendor specific objective evidence ("VSOE"), if it exists, and otherwise third-party evidence ("TPE"). If neither VSOE nor TPE exists for a unit of accounting, we use best estimated selling price ("BESP").

VSOE is limited to the price charged when the same or similar product or service is sold separately. We define VSOE as substantial standalone transactions that are priced within a narrow range, as defined by us. In addition, we consider the geographies in which the products or services are sold, as well as the class of customers to which the products or services are sold. If a product or service is seldom sold separately, it is unlikely that we can determine VSOE for the product or service.

TPE is determined based on the prices charged by our competitors for a similar deliverable when sold separately to similarly situated customers.

When we are unable to establish selling price using VSOE or TPE, we use BESP when allocating the arrangement consideration. BESP is the price at which management estimates that we would enter into a transaction with the customer if the product or service was to be sold by us regularly on a standalone basis. Our determination of BESP involves a weighting of several factors based on the specific facts and circumstances of the arrangement. The factors we consider include the geographies in which the products or services are sold, the anticipated gross margin on that deliverable, the cost to produce the deliverable, economic conditions and market trends, the selling price and gross margin for similar deliverables, and our ongoing pricing strategy and policies.

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

Shipping and Handling Costs

Shipping and handling costs incurred for delivery to customers are expensed as incurred, and are included in Cost of net revenues in our Consolidated Statements of Operations. In those instances where we bill shipping and handling costs to customers, the amounts billed are classified as Net revenues in our Consolidated Statement of Operations.

Warranty Costs

We accrue for estimated warranty obligations when revenue is recognized based on an estimate of future warranty costs for delivered products. Such estimates are based on historical experience and expectations of future costs. At least annually or whenever circumstances warrant, we evaluate and adjust the accrued warranty costs to the extent actual warranty costs vary from the original estimates. Our warranty period typically extends from one to three years from the date of shipment. Actual warranty costs may differ materially from management's estimates.

Costs associated with maintenance contracts, including extended warranty contracts, are expensed when they are incurred.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

We measure stock-based compensation cost at the grant date, based on the estimated fair value of the award and the estimated number of shares we ultimately expect will vest. Stock-based compensation cost is recognized as expense on a straight-line basis over the requisite service period. Cash flows resulting from the tax benefits due to tax deductions in excess of the compensation cost recognized for those awards are classified as financing cash flows.

Advertising Costs

Advertising costs are expensed as incurred, and were immaterial for all periods presented in our Consolidated Statements of Operations.

Research and Software Development Costs

Research and development costs are generally expensed when incurred.

Software development costs incurred to develop software products for resale, including the costs of software components of our products, are subject to capitalization beginning when a product's technological feasibility has been established and ending when a software or product is available for general release to customers. Capitalized costs of software for resale are amortized on a straight-line basis over the estimated life of the software or associated product, generally three to five years, commencing when the respective software or product is available to customers.

Software development costs for internal use software are subject to capitalization beginning when a project is approved that will result in additional functionality and ending when the software is put into productive use. Capitalized internal use software costs are amortized on a straight-line basis over the estimated life of the software, generally three to six years, commencing when the respective software is put into productive use.

Total amortization related to capitalized software development costs were $3.3 million, $2.2 million, and $3.3 million for the years ended October 31, 2013, 2012, and 2011, respectively. Unamortized capitalized software development costs as of October 31, 2013 and 2012 of $19.5 million and $12.2 million, respectively, are recorded as a component of Other long-term assets in our Consolidated Balance Sheets.

Income Taxes

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities, and their reported amounts using enacted tax rates in effect for the year the differences are expected to reverse. In evaluating our ability to recover our deferred tax assets management considered all available positive and negative evidence including the past operating results, the existence of cumulative losses in past fiscal years, and the forecasted future taxable income in the jurisdictions in which we have operations.

We have placed a valuation allowance on U.S. deferred tax assets and certain non-U.S. deferred tax assets because realization of these tax benefits through future taxable income is not more likely than not as of October 31, 2013. We intend to maintain the valuation allowances until sufficient positive evidence exists to support the reversal of the valuation allowances. An increase in the valuation allowance would result in additional tax expense in such period. We make estimates and judgments about our future taxable income that are based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from the estimates, the amount of the valuation allowance could be materially impacted.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accounts Receivable Allowances

An allowance for doubtful accounts is established with respect to those amounts that we determine to be doubtful of collection using specific identification of doubtful accounts and an aging of receivables analysis based on invoice due dates. Actual collection losses may differ materially from management's estimates. Uncollectible receivables are written off against the allowance for doubtful accounts when all efforts to collect them have been exhausted. Accounts receivable payment terms are generally net 30 days, unless special payment terms are arranged.

Inventories

Inventories are stated at the lower of standard cost or market. We compute inventory cost using standard costs, primarily on a FIFO method. Standard costs approximate actual costs, including materials, manufacturing costs, in-bound freight costs, and inbound-related supply chain costs. We regularly monitor inventory quantities on hand and committed orders with contract manufacturers, and record write-downs for excess and obsolete inventories based primarily on the shipment history and our estimated forecast of product demand. Such write-downs establish a new cost basis of accounting for the related inventory.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Measurements

Our financial assets and liabilities consist principally of cash, money market funds, short-term time deposits, accounts receivable, investments, accounts payable, debt, foreign exchange forward contracts, interest rate swaps, and acquisition-related earn-out payables. We measure and record certain of our financial assets and liabilities at fair value on a recurring basis. The estimated fair value of cash, accounts receivable, and accounts payable approximates their carrying value. The estimated fair value of our debt approximates the carrying value because the interest rate on such debt adjusts to market rates on a periodic basis. Money market funds, short-term time deposits, investments, foreign exchange forward contracts, interest rate swaps, and acquisition-related earn-out payables are recorded at estimated fair value.

We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When estimating fair value, we consider the principal or most advantageous market in which we would transact, and we consider assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions, credit risk, and risk of non-performance.

In measuring fair value, we follow a three-level hierarchy based on the inputs used:

Level 1 — Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets.
Level 2 — Other inputs that are directly or indirectly observable in the marketplace, such as similar instruments in an active market, or computations using, among other inputs, forward pricing curves, credit default spreads, or the Black-Scholes-Merton valuation model.
Level 3 — Unobservable inputs that are supported by little or no market activity.

Our non-financial assets, such as goodwill, purchased intangible assets, and property, plant and equipment are carried at cost until there are indicators of impairment, and are recorded at fair value only when an impairment charge is recognized.

Derivative Financial Instruments

We use derivative financial instruments to manage certain exposures to foreign currency exchange rate and interest rate risks. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates and interest rates. Our Board of Directors has approved our qualification for and election of the Commodity Futures Trading Commission's End User Exception to the mandatory requirement under the Dodd-Frank Wall Street Reform and Consumer Protection Act to clear derivative transactions through a registered derivatives clearing organization.

We do not use derivative financial instruments for speculative or trading purposes, nor do we hold or issue leveraged derivative financial instruments. Our derivative financial instruments do not include a right of offset, and we do not offset derivative financial assets against derivative financial liabilities.

Our derivative financial instruments consist primarily of foreign exchange forward contracts, which we use to hedge certain existing and anticipated foreign currency denominated transactions, and interest rate swaps, which we use to hedge the variability in cash flows related to our interest payments. We recognize the estimated fair value of our outstanding derivative financial instruments on our Consolidated Balance Sheets at the end of each reporting period as either assets or liabilities. Foreign exchange forward contracts generally mature within 90 days of inception. The interest rate swaps mature on March 31, 2015.

Gains and losses arising from the effective portion of derivative financial instruments that are designated as cash flow hedges are recorded in Accumulated other comprehensive income (loss), and are subsequently reclassified into earnings in the period or periods during which the underlying transactions affect earnings. Gains and losses on derivative financial instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in Other income (expense), net or Interest, net, respectively.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We formally document relationships between hedging instruments and associated hedged items, and formally assess hedge effectiveness, both at hedge inception and on an ongoing basis. When an anticipated transaction is no longer likely to occur, the corresponding derivative instrument is ineffective as a hedge, and changes in fair value of the instrument are recognized in Other income (expense), net.

Gains and losses arising from changes in the fair values of derivative financial instruments that are not designated as hedging instruments are recognized in Other income (expense), net.

Long-Lived Assets

Fixed assets are stated at cost, net of accumulated depreciation and amortization. Fixed assets are depreciated on a straight-line basis over the estimated useful lives of the assets, generally ranging from three to ten years, except buildings which are depreciated from 40 to 50 years. Leasehold improvements are depreciated over the lesser of the lease term or the estimated useful life of the asset.

Revenue generating assets are comprised of tangible assets that we have placed at third party locations for the purpose of generating revenues, such as in taxi cabs, at gas stations and at merchant locations, under rental or service based arrangements. Revenue generating assets are stated at cost, net of accumulated depreciation, and are generally depreciated on a straight-line basis over the estimated useful lives of the assets, generally five years. Payments to acquire revenue generating assets are included in Capital expenditures as a cash flow from investing activities on our Consolidated Statements of Cash Flows.

Equipment under capital leases is recorded at the lesser of the present value of the minimum lease payments at the beginning of the lease term or the fair value of such equipment. Leased equipment is amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of such equipment.

Purchased intangible assets that have finite useful lives are amortized on a straight-line basis over their estimated period of benefit, generally ranging from one to 20 years.

If the estimated period of benefit for any of our long-lived assets is determined to have changed, we amortize the remaining net book values over the revised period of benefit.

We periodically evaluate whether changes have occurred that would render our long-lived assets not recoverable. If such circumstances arise, we use an estimate of the undiscounted value of expected future operating cash flows to determine whether the long-lived assets are impaired. If the aggregate undiscounted cash flows are less than the carrying amount of the assets, the resulting impairment charge to be recorded is calculated based on the excess of the carrying amount of the assets over the fair value of such assets, with the fair value generally determined based on an estimate of discounted future cash flows.

Goodwill

Goodwill is measured as the excess of consideration transferred and the net of the acquisition date fair value of assets acquired and liabilities assumed in a business acquisition. Goodwill is not amortized for accounting purposes.

We review the goodwill allocated to each of our reporting units for possible impairment annually on August 1 and whenever events or changes in circumstances indicate its carrying amount may not be recoverable. Our five reporting units are North America, EMEA, LAC, ASPAC and Taxi Solutions. Our North America reporting unit is defined as our operations in the U.S. and Canada. Our LAC reporting unit is defined as our operations in South and Central America. Our Taxi Solutions reporting unit consists of our taxi media and payment solutions businesses. Our EMEA and ASPAC reporting units include the same operations as our reportable segments.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

When assessing goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we perform a two-step impairment test. If, we conclude otherwise, then no further action is taken. We also have the option to bypass the qualitative assessment and only perform a quantitative assessment, which is the first step of the two-step impairment test. In the two-step impairment test, we measure the recoverability of goodwill by comparing a reporting unit's carrying amount, including goodwill, to the estimated fair value of the reporting unit.

In assessing the qualitative factors, we assess relevant events and circumstances that may impact the fair value and the carrying amount of the reporting unit. The identification of relevant events and circumstances, and how these may impact a reporting unit's fair value or carrying amount involve significant judgments and assumptions. The judgment and assumptions include the identification of macroeconomic conditions, industry, and market considerations, cost factors, overall financial performance, VeriFone-specific events, and share price trends, and making the assessment as to whether each relevant factor will impact the impairment test positively or negatively and the magnitude of any such impact.

The carrying amount of each reporting unit is determined based upon the assignment of our assets and liabilities, including existing goodwill and other intangible assets, to the identified reporting units. Where an acquisition benefits only one reporting unit, we allocate, as of the acquisition date, all goodwill for that acquisition to the reporting unit that will benefit. Where we have had an acquisition that benefited more than one reporting unit, we have assigned the goodwill to our reporting units as of the acquisition date such that the goodwill assigned to a reporting unit is the excess of the fair value of the acquired business, or portion thereof, to be included in that reporting unit over the fair value of the individual assets acquired and liabilities assumed that are assigned to the reporting unit.

The estimated fair value of the reporting units is determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, tax deductions, and proceeds from disposition. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the particular investment. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business's ability to execute on the projected cash flows.

In order to assess the reasonableness of the calculated fair values of its reporting units, we compare the sum of the reporting units' fair values to our market capitalization and calculate an implied control premium (the excess of the sum of the reporting units' fair values over the market capitalization). We evaluate the control premium by comparing it to control premiums of recent comparable transactions. If the implied control premium is not reasonable in light of these recent transactions, we will reevaluate our fair value estimates of the reporting units by adjusting the discount rates or other assumptions.

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

Debt Issuance Costs

Debt issuance costs are stated at cost, net of accumulated amortization in Prepaid expenses and other current assets, and Other long-term assets on our Consolidated Balance Sheets. Amortization expense is calculated using the effective interest method over the period of loans with fixed payment terms, and the straight-line method over the term of the revolving loan. Amortization expense is recorded in Interest, net in our Consolidated Statements of Operations. Interest amortization periods are based upon the maturity date of the related outstanding debt. When debt is extinguished prior to the maturity date, any associated debt issuance costs are charged to Interest, net in our Consolidated Statements of Operations.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Business Combinations

In a business combination, we recognize separately from goodwill the assets acquired and the liabilities assumed, generally at their acquisition date fair value. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to adjustment. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill.

For a given acquisition, we generally identify certain pre-acquisition contingencies as of the acquisition date, and may extend our review and evaluation of these pre-acquisition contingencies throughout the measurement period in order to obtain sufficient information to assess whether we include these contingencies as a part of the purchase price allocation and, if so, to determine the estimated amounts.

If we determine that a pre-acquisition non-income tax related contingency is probable in nature and estimable as of the acquisition date, we record our best estimate for such contingency as a part of the preliminary purchase price allocation. We often continue to gather related information and evaluate our pre-acquisition contingencies throughout the measurement period and if we make changes to the amounts recorded or if we identify additional pre-acquisition contingencies during the measurement period, such amounts will be included in the purchase accounting during the measurement period.

In addition, uncertain tax positions and tax-related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly with any adjustments to our preliminary estimates being recorded to goodwill provided that we are within the measurement period, and we continue to collect information in order to determine their estimated values. Subsequent to the measurement period or our final determination of the tax allowance’s or contingency’s estimated value, changes to these uncertain tax positions and tax-related valuation allowances will affect our Income tax provision (benefit) in our Consolidated Statements of Operations and could have a material impact on our results of operations and financial position.

Acquisition-related costs are expensed as incurred.

Redeemable Noncontrolling Interest in Subsidiary

The redeemable noncontrolling interest in subsidiary is recognized at the greater of the initial carrying amount increased or decreased for the noncontrolling interest's share of net income or loss, or its redemption value.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of Net income (loss) attributable to VeriFone Systems, Inc. stockholders and Other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from results of operations. Specifically, foreign currency translation adjustments, changes in the fair value of derivatives designated as cash flow hedges, mark-to-market adjustments of available-for-sale securities, and adjustments to pension plan obligations.

Concentrations of Risk

Cash is placed on deposit in major financial institutions primarily in the U.S., Labuan, Malaysia and Brazil. Such deposits may be in excess of insured limits. We believe that the financial institutions that hold our cash are financially sound and, accordingly, minimal credit risk exists with respect to these balances.

We invest cash not required for use in operations in high credit quality securities based on our investment policy. The investment policy has limits based on credit quality, investment concentration, investment type, and maturity that we believe reduce the risk of loss. Investments are of a short-term nature and include investments in money market funds, and time deposits.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our derivative financial instruments expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement when we have an unrealized gain on the instrument. We believe the counterparties for our outstanding contracts are large, financially sound institutions, and thus we do not anticipate nonperformance by these counterparties. However, given the high debt levels of many countries and institutions worldwide, the failure of the counterparties is possible. We have not experienced any investment losses due to institutional failure or bankruptcy.

Our accounts receivable are derived from sales to a large number of direct customers, resellers, and distributors globally. We perform ongoing evaluations of our customers' financial condition and limit the amount of credit extended when deemed necessary, but generally require no collateral. As of October 31, 2013 and 2012 no single customer accounted for more than 10% of our total Accounts receivable, net.

For fiscal years 2013, 2012, and 2011, no single customer accounted for more than 10% of our total net revenues. In fiscal year 2013, one customer accounted for approximately 11% of net revenues in our EMEA segment, and no single customer accounted for more than 10% of net revenues in our other segments. In fiscal year 2012, one customer accounted for approximately 13.7% of net revenues in our Americas segment, one customer accounted for approximately 12.5% of net revenues in our ASPAC segment, and no single customer accounted for more than 10% of net revenues in our EMEA segment. In fiscal year 2011, one customer accounted for approximately 13.4% of net revenues in our Americas segment, one customer accounted for approximately 12.0% of net revenues in our EMEA segment, and no single customers accounted for more than 10% of net revenues in our ASPAC segment.

We utilize a limited number of third parties to manufacture our products, and rely upon these contract manufacturers to produce and deliver products on a timely basis and at an acceptable cost. Furthermore, a majority of our manufacturing activities are concentrated in China and Brazil. As a result, disruptions to the business or operations of the contract manufacturers or to their ability to produce the required products in a timely manner, and particularly disruptions to the manufacturing facilities located in China and Brazil, could significantly impact our business and operations. In addition, a number of components that are necessary to manufacture and assemble our systems are specifically customized for use in our products and are obtained from sole source suppliers on a purchase order basis. Because of the customized nature of these components and the limited number of available suppliers, if we were to experience a supply disruption, it would be difficult and costly to find alternative sources in a timely manner.

Recent Accounting Pronouncements

Effective November 1, 2012, we adopted ASU 2011-05, Comprehensive Income (Topic 22)-Presentation of Comprehensive Income, which changed our Consolidated Financial Statements to present components of Other comprehensive income in a separate statement. This change impacted only the financial statement presentation and had no impact on our consolidated financial position or results of operations.

We also adopted ASU 2012-02, Intangibles-Goodwill and Other (Topic 350)-Testing Indefinite-Lived Intangible Assets for Impairment, effective November 1, 2012, which provides us with the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset other than goodwill is impaired. Adoption of this guidance had no impact on our consolidated financial position or results of operations.

During February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income, which requires disclosure of amounts reclassified out of accumulated other comprehensive income by component and by net income line item. The disclosure may be provided either parenthetically on the face of the financial statements or in the notes. ASU 2013-02 is effective for annual reporting periods beginning after December 15, 2012, and interim periods within those annual periods. We plan to adopt ASU 2013-02 in our first quarter of fiscal year 2014. ASU 2013-02 will impact only the financial statement presentation, and will have no impact on our consolidated financial position or results of operations.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 provides presentation requirements for unrecognized tax benefits when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. ASU 2013-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. Early adoption and retrospective application is permitted. We are evaluating whether we will adopt ASU 2013-11 prior to the required adoption date. ASU 2013-11 may impact the asset or liability financial statement presentation of certain unrecognized tax benefits, but will not change our assessment of the realizability of our deferred tax assets, and will not have a material impact on our consolidated results of operations.

Note 2. Business Combinations

Fiscal Year 2013 Acquisitions

We completed the acquisitions of EFTPOS New Zealand Limited ("EFTPOS"), which holds the switching and terminal business of ANZ Bank New Zealand Limited, and Sektor Payments Limited, which was our main distributor in New Zealand, during the fiscal year ended October 31, 2013. The aggregate cash consideration paid totaled $62.8 million. We acquired all outstanding equity of EFTPOS. The Sektor acquisition was an acquisition of assets and assumption of certain liabilities. Each acquisition was accounted for using the acquisition method of accounting.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed (in thousands) at the acquisition date of each transaction. The primary areas of the preliminary purchase price allocation that are not yet finalized are the fair value of income and non-income based taxes, and residual goodwill.

	EFTPOS	Sektor	Total
Acquisition date	May 31, 2013	April 2, 2013
Assets acquired, net of liabilities assumed	$5,111	$441	$5,552
Purchased intangible assets (1)	20,374	3,956	24,330
Goodwill (2)	29,042	3,851	32,893
Total purchase price	$54,527	$8,248	$62,775

(1)	Purchased intangible assets included primarily customer relationships valued at $21.2 million, which will be amortized over their estimated useful lives of two to nine years.

(2)
Goodwill represents the expected benefits of combining the acquisitions' operations with our operations, as well as the assembled workforce of EFTPOS and Sektor. Goodwill was assigned to our ASPAC reportable segment. The goodwill recognized is not deductible for income tax purposes.

Fiscal Year 2012 Acquisitions

Point Acquisition

On December 30, 2011, we completed our acquisition of Electronic Transaction Group Nordic Holding AB ("Point"), a Swedish company operating the Point International business, Northern Europe's largest provider of payment and gateway services and solutions for retailers. The purchase price was approximately €600.0 million (approximately USD $774.3 million at foreign exchange rates on the acquisition date), plus repayment of Point's outstanding multi-currency debt of €193.3 million (approximately $250.2 million at exchange rates on the acquisition date), for a total cash purchase price of $1.02 billion, based on the exchange rates on the acquisition date. The source of funds for the cash consideration was the 2011 Credit Agreement that is described further in Note 9, Financings.

We acquired Point to, among other things, provide a broader set of product and service offerings to customers globally, including expansion in the Northern European markets.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the acquisition, Point became our wholly-owned subsidiary. One subsidiary of Point, Babs Paylink AB, is owned 51% by us and 49% by a third party that has a noncontrolling interest. The acquisition of Point was accounted for using the acquisition method of accounting. For fiscal year ended October 31, 2012, we estimated that our total net revenues increased by approximately $170.4 million, due to the sale of products and services by Point entities, and the acquired Point business negatively impacted our Operating income (loss) by approximately $25.3 million, including charges associated with the step-down (fair value decrease) in deferred revenue, amortization, integration and acquisition-related expenses.

Recording of Assets Acquired and Liabilities Assumed

The assets acquired and liabilities assumed as part of our acquisition of Point were recognized at their fair values as of the acquisition date, December 30, 2011. The following table summarizes the fair values assigned to the assets acquired and liabilities assumed (in thousands):

Fair Value
Cash and cash equivalents	$25,314
Accounts receivable, net (gross contractual value of $24.5 million, of which $1.8 million was not expected to be collected)	22,691
Inventories	25,543
Deferred tax assets	13,109
Prepaid expenses and other current assets	10,445
Fixed assets	47,794
Purchased intangible assets	567,007
Accounts payable and other liabilities	(51,448)
Contingent consideration payable	(20,363)
Deferred tax liabilities	(154,500)
Noncontrolling interest in subsidiary	(36,764)
Total identifiable net assets	448,828
Goodwill	575,704
Total consideration transferred	$1,024,532

Goodwill represents the expected benefits of combining Point's operations with our operations, as well as the assembled workforce of Point. Goodwill was assigned only to our EMEA reportable segment. The goodwill recognized is not deductible for income tax purposes.

The following table sets forth the components of intangible assets acquired in connection with the Point acquisition as of the acquisition date:

	Fair Value (in thousands)	Estimated Useful Life (Years)
Customer relationships (1)	$498,503	9.5
Developed software technology (2)	54,783	4.4
Trade names (3)	13,721	4.0
Total	$567,007

(1)	Customer relationships represent the fair value of the underlying relationship and agreements with Point customers.

(2)	Developed software technology represents the fair values of Point's proprietary technologies, processes, and trade secrets related to the design of Point's payment solutions.

(3)	Trade names represent the fair value of the Point and other trademarks owned by Point.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The discount rates used in the intangible asset valuations ranged from 14% to 20% depending on the relative risk profile of the intangible assets. The customer attrition rates used in our valuation of customer relationship intangible assets ranged from zero to 7% depending on the country. The estimated life of developed software technology intangible assets ranged from 2 years to 10 years. The royalty rate used in the valuation of the trade names intangible asset ranged from 1% to 2%. All of these judgments and estimates can materially impact the fair values of intangible assets.

The estimated fair value of acquired contingent consideration owed by Point related to its prior acquisitions was $20.4 million as of the acquisition date. This contingent consideration was payable in cash if certain operating and financial targets are achieved in the two years following the dates of those acquisitions. The payout criteria for the contingent consideration contained provisions for prorated payouts if the target criteria were not met, provided that certain minimum thresholds were achieved. Subsequent to the acquisition of Point, we have paid the full $20.4 million that was originally accrued, plus imputed interest, and no further obligation remains under these contingent consideration arrangements.

The fair value of the noncontrolling interest of Babs Paylink AB of $36.8 million was estimated by employing an income approach based on an assumed discount rate of 17% and an estimated terminal value derived from terminal stabilized cash flow multiples ranging from 8 to 9.

Other Fiscal Year 2012 Acquisitions

During fiscal year 2012, in addition to Point, we completed acquisitions of other businesses and net assets described in the table below for an aggregate purchase price of $81.5 million. No VeriFone equity was issued, and in each transaction all the outstanding equity of the applicable business was acquired, except for Show Media, which was an acquisition of assets and assumption of certain liabilities. Each acquisition was accounted for using the acquisition method of accounting.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate purchase price includes $6.4 million of holdback payments that will be paid between 12 to 15 months after the date the respective acquisitions closed, unless the general representations and warranties made by the sellers as of the acquisition date were untrue, as well as contingent consideration having a fair value as of the respective acquisition dates totaling $3.8 million. The maximum contingent consideration payable for these transactions, if all operating and financial targets were met, totaled $19.0 million. To date, we have not paid any amounts under these arrangements although some measurement dates have passed. We decreased the acquisition earn-out payables by $3.8 million, excluding imputed interest, during the fiscal year ended October 31, 2013, as we do not expect to pay any remaining amounts. As a result, there is no accrual remaining for these contingent consideration arrangements. If all remaining operating and financial targets were to be met, the remaining maximum payouts for this contingent consideration would total $11.0 million.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in thousands) at the acquisition date of each transaction.

	LIFT Retail	ChargeSmart	Show Media	Global Bay	Total
Acquisition date	March 1, 2012	January 3, 2012	November 1, 2011	November 1, 2011
Assets acquired (liabilities assumed), net	$477	$(4,225)	$1,593	$(4,608)	$(6,763)
Purchased intangible assets (1)	1,600	9,770	6,660	14,490	32,520
Goodwill (2)	4,417	13,829	19,871	17,630	55,747
Total purchase price	$6,494	$19,374	$28,124	$27,512	$81,504

(1)
Purchased intangible assets included developed technology and customer relationships valued at $21.3 million and $6.5 million, respectively, which are amortized over their estimated useful lives of one to seven years.

(2)
Goodwill represents the expected benefits of combining the acquisitions' operations with our operations. Goodwill of the LIFT Retail, ChargeSmart, and Show Media acquisitions was assigned to our Americas reportable segment. The goodwill of the Global Bay acquisition was primarily assigned to our Americas reportable segment, with a nominal amount of goodwill assigned to our EMEA reportable segment. The goodwill associated with the Show Media acquisition is deductible for income tax purposes and the goodwill recognized on the other fiscal year 2012 acquisitions is not deductible for income tax purposes.

Fiscal Year 2011 Acquisitions

Hypercom Corporation

On August 4, 2011, we completed our acquisition of Hypercom, a provider of electronic payment solutions and value-added services at the point of sale, by means of a merger of one of our wholly-owned subsidiaries with and into Hypercom such that Hypercom became a wholly-owned subsidiary of VeriFone following the merger. In connection with the merger we issued 14,462,629 shares of our common stock, par value $0.01 per share, in exchange for all the outstanding common stock of Hypercom, and stock options to acquire Hypercom common stock were converted into options exercisable for approximately 814,638 shares of our common stock. Immediately prior to the merger, Hypercom divested its U.S., U.K., and Spain businesses to independent third parties. As part of the closing, Hypercom paid off its outstanding long term debt, totaling approximately $71.2 million.

We acquired Hypercom to, among other things, provide a broader set of product and service offerings to customers globally.

The acquisition of Hypercom was accounted for using the acquisition method of accounting. For fiscal year 2011, we estimated that our total net revenues increased approximately $65.3 million due to the sale of Hypercom products and services, and that the Hypercom business negatively impacted our Operating income (loss) by approximately $37.1 million. Operating losses from the Hypercom business included management's allocations and estimates of expenses that were not separately identifiable due to our integration activities, such as non-recurring expenses associated with the step-up (fair value increase) in inventory, step-down in deferred revenue, policy conforming adjustments, integration expenses, and restructuring expenses.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of consideration transferred for Hypercom was comprised of (in thousands):

Fair value of VeriFone common stock issued to Hypercom stockholders	$557,100
Fair value of stock options assumed	16,243
Cash for repayment of long-term debt	71,230
Total	$644,573

The fair values of stock options assumed were estimated using a Black-Scholes-Merton option-pricing model. The vesting of all then-outstanding Hypercom stock options was accelerated upon closing. Accordingly, all stock options assumed by us as part of the acquisition relate to pre-combination services and are included in the total purchase price.

Recording of Assets Acquired and Liabilities Assumed

The following table summarizes the fair values assigned to the assets acquired and liabilities assumed (in thousands):

Fair Value
Cash and cash equivalents	$35,787
Accounts receivable, net (gross contractual value of $69.4 million, of which $6.6 million was not expected to be collected)	62,830
Inventories	63,184
Prepaid expenses and other current assets	58,157
Fixed assets	19,426
Purchased intangible assets	210,740
Accounts payable and other current and long-term liabilities	(133,642)
Deferred tax liabilities	(37,121)
Total identifiable net assets	279,361
Goodwill	365,212
Total consideration transferred	$644,573

Goodwill represents the expected benefits of combining the Hypercom's operations with our operations, as well as the assembled workforce of Hypercom. Goodwill was allocated to the EMEA, Americas, and ASPAC reportable segments in the amount of $235.7 million, $71.5 million, and $58.0 million, respectively. The goodwill recognized is not deductible for income tax purposes.

The following table sets forth the components of intangible assets recognized in connection with the Hypercom acquisition as of the acquisition date:

	Fair Value (in thousands)	Estimated Useful Life (Years)
Customer relationships	$128,310	5.3
Developed technology	62,580	3.3
In-process research and development	19,000	Indefinite
Firm order backlog	850	1.0
Total	$210,740

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pre-Acquisition Contingencies Assumed

We have evaluated the pre-acquisition contingencies relating to Hypercom that existed as of the acquisition date, and determined that certain of these pre-acquisition contingencies are probable in nature and estimable as of the acquisition date and, accordingly, we recorded our best estimates for these contingencies. The largest recorded contingency related to product warranties. The fair value of such contingency as of the acquisition date was $6.9 million, which was our best estimate of the costs that we expect will be incurred to satisfy existing warranty obligations. During fiscal year 2012, we did not make material changes to the product warranty liability as the product claim experience was within our original estimates. Because the measurement period has expired, if we make changes to the amounts recorded or identify additional pre-acquisition contingencies, such amounts will be included in our results of operations.

Other Fiscal Year 2011 Acquisitions

During fiscal year 2011, in addition to Hypercom, we completed the acquisitions of other businesses and net assets as described in the table below for an aggregate purchase price of $71.9 million. In one acquisition, we issued an aggregate of 1.1 million shares of our common stock to the former shareholders in exchange for all outstanding common shares of the acquired business. Each acquisition was accounted for using the acquisition method of accounting.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in thousands) at the acquisition date of each transaction.

	Destiny Electronic Commerce (Proprietary) Limited	Gemalto N.V.'s e-payment terminals and systems business unit	Total
Acquisition date	June 30, 2011	December 31, 2010
Assets acquired (liabilities assumed), net	$(10,386)	$15,366	$4,980
Purchased intangible assets (1)	37,845	700	38,545
Goodwill (2)	30,186	—	30,186
Gain on purchase	—	(1,770)	(1,770)
Total purchase price	$57,645	$14,296	$71,941

(1)	Purchased intangible assets included primarily customer relationships valued at $37.5 million, which are amortized over their estimated useful lives of four to six years.

(2)
Goodwill represents the expected benefits of combining the acquisitions' operations with our operations. Goodwill was allocated to the EMEA reportable segment. The goodwill recognized is not deductible for income tax purposes.

Pro Forma Financial Information (Unaudited)

The supplemental pro forma financial information below was prepared using the acquisition method of accounting and is based on the historical financial information of VeriFone, Point, Hypercom, and other acquired businesses, reflecting results of operations for fiscal years 2012 and 2011 on a comparative basis as though these companies had been acquired as of the beginning of the fiscal year prior to the fiscal year in which they were actually acquired. The acquisitions completed in fiscal year 2013, both individually and in the aggregate, were not significant to our consolidated operations, accordingly, supplemental pro forma financial information for the fiscal year 2013 has not been presented.

The supplemental pro forma financial information for fiscal year 2012 combines the historical results of VeriFone for fiscal year 2012, and the historical results for fiscal year 2012 of Point, ChargeSmart, and LIFT Retail as if they had all been acquired as of November 1, 2010.

The supplemental pro forma financial information for fiscal year 2011 combines the historical results of VeriFone for fiscal year 2011, the historical results of the fiscal year 2012 acquisitions as if they had all been acquired as of November 1, 2010 and the historical results of all businesses acquired in fiscal year 2011 as if they had been acquired as of November 1, 2009.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The supplemental pro forma net income for fiscal year 2012 and 2011 includes pre-acquisition net income (loss) from the acquired entities of $1.4 million and $(18.5) million, respectively.

The pro forma financial information also includes adjustments to reflect one-time charges and amortization of fair value adjustments in the appropriate pro forma periods. These adjustments include:

•	Net adjustments to amortization expense related to the fair value of acquired identifiable intangible assets totaling $6.2 million and $87.6 million for fiscal years 2012 and 2011, respectively.

•
Additional interest expense of $4.1 million and $18.4 million for fiscal years 2012 and 2011, respectively, that would be incurred on additional borrowings made to fund the acquisitions, offset by elimination of acquired business interest expense on borrowings that were settled as part of the acquisitions. No adjustment is included for interest after December 2011 as the additional interest is reflected in our operating results following the date the borrowings actually occurred.

•
Adjustments for other (charges) benefits, such as closing costs, one time professional fees, foreign currency losses related to deal consideration, amortization of fair market value adjustments and net tax effect of all of these, totaling $42.5 million and $32.3 million for fiscal years 2012 and 2011, respectively.

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

Acquisition-Related Costs

Acquisition-related costs were recorded as expenses in our Consolidated Statements of Operations, and include expenditures for professional services such as banking, legal, and accounting. Acquisition-related costs totaled $1.2 million, $8.6 million, and $18.3 million in fiscal years 2013, 2012, and 2011, respectively, and were primarily recorded in General and administrative expenses. Amounts recorded in Cost of net revenues, Research and development expense, and Sales and marketing expense were nominal.

Note 3. Net Income per Share of Common Stock

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

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the computation of net income (loss) per share of common stock (in thousands except per share data):

	Years Ended October 31,
	2013	2012	2011
Basic and diluted net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Numerator:
Net income (loss) attributable to VeriFone Systems, Inc. stockholders	$(296,055)	$65,033	$282,404
Denominator:
Weighted average shares attributable to VeriFone Systems, Inc. stockholders - basic	108,609	107,006	92,414
Weighted average effect of dilutive securities:
Stock options, RSUs and RSAs	—	3,123	3,993
Senior convertible notes (1)	—	186	209
Weighted average shares attributable to VeriFone Systems, Inc. stockholders - diluted	108,609	110,315	96,616
Net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Basic	$(2.73)	$0.61	$3.06
Diluted	$(2.73)	$0.59	$2.92
(1) The diluted shares from the senior convertible notes do not include the effects of note hedge transactions on those notes, as described in Note 9. Financings. The note hedge transactions would have reduced the dilution attributable to the senior convertible notes by 50% if and when those notes had been converted and the note hedge transactions exercised. These outstanding note hedge transactions expired unused in June 2012.

For the fiscal year ended October 31, 2013, equity incentive awards to purchase 6.3 million weighted average shares of common stock were anti-dilutive because we incurred a net loss for the period. For the fiscal years ended October 31, 2012 and 2011, equity incentive awards to purchase 4.0 million and 1.2 million weighted average shares of common stock, respectively, were excluded from the calculation of weighted average shares for diluted net income (loss) per share as they were anti-dilutive. Anti-dilutive awards could impact future calculations of diluted net income per share if the fair market value of our common stock increases.

The senior convertible notes, which are described in Note 9, Financings, were repaid in full in June 2012 without any conversion rights having been exercised. These notes were considered to be Instrument C securities, and therefore, only the conversion spread relating to the notes would be included in our diluted earnings per share calculation, if dilutive. The conversion spread of the notes had a dilutive effect when the average share price of our common stock during any period exceeded $44.02.

Warrants to purchase 7.2 million shares of our common stock were outstanding at October 31, 2013 and 2012. The warrants were anti-dilutive in all periods presented because the warrants' $62.356 exercise price was greater than the average share price of our common stock during each of those periods.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4. Employee Benefit Plans

Retirement and Post-employment Plans

We maintain defined contribution retirement plans in certain countries, including a 401(k) plan for our U.S. employees. During fiscal years 2013, 2012, and 2011, we contributed $13.5 million, $8.2 million, and $5.5 million, respectively, to these plans.

We have defined benefit pension plans, as required by local laws, for our employees in certain countries, primarily Germany, France, and Taiwan, and non-retirement post-employment benefit plans for our employees in certain other countries, primarily Israel. These plans are not considered material to our financial position or results of operations.

Equity Incentive Plans

We have granted stock awards, including stock options, restricted stock units ("RSUs",) and restricted stock awards ("RSAs") pursuant to stockholder-approved equity incentive plans. Our stock awards include vesting provisions that are based on either time, performance or market conditions. Shares issued to employees upon the exercise or vesting of equity incentive awards are issued from authorized unissued common stock.

We have a total of 6.7 million stock options, 4.0 million RSUs, and 0.2 million RSAs outstanding as of October 31, 2013.

2006 Equity Incentive Plan

In March 2006, our stockholders approved the 2006 Equity Incentive Plan for our officers, directors, employees, and consultants. Under this equity incentive plan, we have granted stock options, RSUs, and RSAs. Stock option awards are granted with an exercise price equal to the market price of our common stock at the date of grant, and have a maximum term of seven years. Awards under this plan are generally time based awards with vesting over a period of 1 to 4 years from the date of grant, or performance-based awards with vesting based on achievement of specified criteria over a period of 1 to 3 years from the date of grant. The vesting conditions of all awards were set by the compensation committee of the Board of Directors at the time of the grant.

At our annual meeting of stockholders on June 20, 2013, our stockholders approved an amendment to this plan to increase the number of shares of common stock that may be issued under the plan by 9,250,000. As of October 31, 2013, 4.8 million shares remained available for future grants under this plan. For purposes of the number of shares issuable under this plan, any awards granted as stock options are counted as one share for every award granted; RSUs granted on or after June 29, 2011 are counted as 2.0 shares for every RSU granted; and RSUs granted prior to June 29, 2011 are counted as 1.75 shares for every RSU granted.

Other Equity Incentive Plans

Stock options remain outstanding under several other equity incentive plans, including plans assumed in connection with our acquisitions of Hypercom and Lipman. We no longer grant stock options under any of these plans.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity Incentive Plan Activity

The following table provides a summary of stock option activity for the fiscal year ended October 31, 2013 :

	Number of Shares (thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (thousands)
Outstanding at October 31, 2012	8,000	$23.93
Granted	1,161	$23.27
Exercised	(1,152)	$9.66
Canceled	(939)	$32.35
Expired	(373)	$31.05
Outstanding at October 31, 2013	6,697	$24.50	3.8	$30,750
Vested or expected to vest at October 31, 2013	6,391	$24.31	3.7	$30,493
Exercisable at October 31, 2013	4,344	$22.05	2.9	$28,069

The weighted-average grant-date fair value per share for stock options granted during the fiscal years ended October 31, 2013, 2012, and 2011 was $9.25, $17.28, and $22.92, respectively. The total proceeds received from employees as a result of employee stock option exercises for the fiscal years ended October 31, 2013, 2012, and 2011 were $11.1 million, $30.3 million, and $48.5 million, respectively. The total intrinsic value of options exercised during the fiscal years ended October 31, 2013, 2012, and 2011 was $15.2 million, $64.1 million, and $95.9 million, respectively.

The following table provides a summary of RSU and RSA activity for the fiscal year ended October 31, 2013 (in thousands):

	Number of Shares	Aggregate Intrinsic Value
Outstanding at October 31, 2012	1,913
Granted	3,985
Released	(1,174)
Canceled	(564)
Outstanding at October 31, 2013	4,160	$94,258
Expected to vest at October 31, 2013	3,414	$77,352
Vested and deferred at October 31, 2013	168	$3,809

During the year ended October 31, 2013 we granted 3.7 million RSUs and 0.3 million RSAs, which generally have time based vesting conditions. Of these grants, 1.1 million RSUs have performance-based vesting conditions contingent upon meeting certain financial and operational targets, and 0.4 million RSUs vest based on market conditions, whereby the shares vest based on our achievement of total shareholder return relative to certain peer companies on a stacked-ranking basis over a three year performance period. Of the RSUs that vest based on market conditions, 0.2 million were granted to our new Chief Executive Officer during October 2013, and 0.2 million were granted to our former Chief Executive Officer in January 2013 and were canceled during March 2013 in connection with his resignation.

The weighted-average grant-date fair value per share for RSUs and RSAs granted during the fiscal years ended October 31, 2013, 2012, and 2011 was $21.81, $39.94, and $39.99, respectively. There were no RSAs granted during the fiscal years ended October 31, 2012 and 2011.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total fair value of RSUs and RSAs that vested during the fiscal years ended October 31, 2013, 2012, and 2011 was $26.1 million, $12.3 million, and $14.2 million, respectively.

Equity Incentive Award Valuation

The grant-date fair value of RSUs and RSAs that have time or performance based vesting conditions contingent upon meeting financial and operational targets are equal to the closing market price of our common stock on the grant date. We estimate the grant date fair value of RSUs subject to market based vesting conditions using the Monte Carlo simulation method assuming the following: (i) expected term of the award of 3.0 years, (ii) risk free interest rate of 0.66%, (iii) expected dividend rate of zero, and (iv) expected stock price volatility over the expected term of the grant of 56.22%.

We estimate the grant-date fair value of stock options using the Black-Scholes-Merton valuation model, using the following weighted-average assumptions:

	Years Ended October 31,
	2013	2012	2011
Expected term (in years)	3.5	3.6	4.0
Risk-free interest rate	0.9%	0.7%	1.3%
Expected dividend rate	0.0%	0.0%	0.0%
Expected stock price volatility	54.4%	67.9%	69.9%

These assumptions used to value our awards are determined as follows:

•
The expected term of options is derived from the historical actual term of previous grants and an estimate of future exercises during the remaining contractual period of the awards, and represents the period of time that awards granted are expected to be outstanding.

•	The average risk-free interest rate is based on the U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the awards.

•	The dividend yield assumption is based on our dividend history and future expectations of dividend payouts.

•
The expected stock price volatility considers the historical volatility of common stock and traded stock options for the expected term of the awards, and is adjusted for volatility related to non-recurring and unusual factors.

To determine expected stock price volatility for awards issued during fiscal year 2013 and the second half of fiscal year 2012, we weighted the historical volatility of our common stock at 95% and the implied volatility of our traded stock options at 5%. We placed the greatest weighting on the historic volatility of our common stock because we believe that, in general, it is representative of our expected volatility. We included the implied volatility of our traded stock options to capture market expectations regarding our stock price. We accorded less weighting to our implied volatility because there is a relatively low volume of trades and the terms of the traded options are shorter than the expected term of our share awards.

To determine expected volatility for stock options issued during the first half of fiscal year 2012 and fiscal year 2011 we weighted the historical volatility of our common stock at rates ranging from 60% to 75%, the historical volatility of comparable companies' common stock at rates ranging from 20% to 35%, and the implied volatility of our traded stock options at 5%. We included data from comparable companies during these periods in an effort to capture a broader view of the marketplace over the expected term of the awards, because during these periods the historic volatility of our common stock over the then-expected term of the awards included volatility that we do not believe is representative of our expected volatility. In particular, our stock price during the second half of calendar year 2007 and most of calendar year 2008 was significantly impacted by our announcement on December 3, 2007 of a restatement of certain of our financial statements. Our restated financial statements were filed on August 19, 2008. Therefore, beginning with our fiscal quarter ended July 31, 2012, we have historical volatility data for our common stock for a period of time that covers the expected term of the awards and that we believe provides a reasonable basis for an estimation of our expected volatility. Accordingly, as of the fiscal quarter ended July 31, 2012, we ceased using historic volatility of comparable companies' common stock in our weighting percentages.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation Expense

The following table presents the stock-based compensation expense recognized in our Statements of Operations (in thousands):

	Years Ended October 31,
	2013	2012	2011
Cost of net revenues	$2,450	$2,103	$1,724
Research and development	6,116	6,140	4,015
Sales and marketing	16,660	15,781	13,000
General and administrative	23,625	20,530	15,405
Total stock-based compensation	$48,851	$44,554	$34,144

Our computation of stock-based compensation expense includes an estimate of award forfeitures based on historical experience. We record compensation expense only for those awards that are expected to vest.

As of October 31, 2013, total unrecognized stock-based compensation expense was $25.8 million related to unvested stock options and $59.8 million related to unvested RSUs and RSAs. These amounts are expected to be recognized over the remaining weighted-average vesting periods of 2.5 years for stock options and 2.3 years for RSUs and RSAs.

Note 5. Income Taxes

Income(loss) before income taxes consisted of the following (in thousands):

	Years Ended October 31,
	2013	2012	2011
United States	$(92,243)	$16,094	$5,902
Foreign	(14,715)	52,259	85,382
Income(loss) before income taxes	$(106,958)	$68,353	$91,284

The provision for (benefit from) income taxes consisted of the following (in thousands):

	Years Ended October 31,
	2013	2012	2011
Current:
Federal	$2,164	$2,924	$5,888
State	376	113	844
Foreign	32,694	27,255	16,592
Total current provision for income taxes	$35,234	$30,292	$23,324
Deferred:
Federal	$176,190	$6,443	$(188,258)
State	15,346	911	(14,074)
Foreign	(38,727)	(35,596)	(12,404)
Total deferred provision for (benefit from) income taxes	152,809	(28,242)	(214,736)
Total provision for (benefit from) income taxes	$188,043	$2,050	$(191,412)

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax provision for the fiscal year ended October 31, 2013 was primarily attributable to establishing a valuation allowance against U.S. federal and state deferred tax assets, as well as certain U.K. deferred tax assets. The income tax benefit recorded for the fiscal year ended October 31, 2011 was primarily attributable to the release of a portion of our valuation allowance against U.S. federal and state deferred tax assets.

A reconciliation of taxes computed at the federal statutory income tax rate to the provision for (benefit from) income taxes is as follows (in thousands):

	Years Ended October 31,
	2013	2012	2011
Provision for (benefit from) income taxes computed at the federal statutory rate	$(37,379)	$23,923	$31,852
State income tax, net of federal tax benefit	15,616	984	(13,231)
Foreign income taxes at other than U.S. rates	(9,963)	(53,155)	(35,904)
Valuation allowance, net	226,318	13,903	(180,255)
Impact of tax rate changes	(10,147)	—	—
Unrealized inter-company profits	3,596	7	(1,081)
Foreign exchange	2,186	9,616	—
Research credit	(1,719)	(356)	(1,980)
Acquisition costs	25	2,753	4,129
Stock compensation	18	4,462	2,975
Other	(508)	(87)	2,083
Total provision for (benefit from) income taxes	$188,043	$2,050	$(191,412)

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of our deferred tax assets and liabilities were as follows (in thousands):

	October 31,
	2013	2012
Deferred tax assets:
Loss carry forwards	$112,541	$105,480
Basis differences in deductible goodwill and purchased intangibles	92,940	131,709
Foreign tax credit carry forwards	83,989	80,059
Foreign taxes on basis differences	65,876	56,316
Accrued expenses and reserves	55,756	22,652
Deferred revenue	32,369	35,234
Stock based compensation	21,883	20,872
Unrealized foreign currency losses (gains)	12,524	(3,383)
Inventories	10,382	7,191
Other deferred tax assets	25,060	37,043
Total deferred tax assets	513,320	493,173
Valuation allowance	(418,169)	(173,161)
Deferred tax liabilities:
Basis differences on purchased intangibles	(148,383)	(208,905)
Basis differences in investments in foreign subsidiaries	(61,857)	(68,290)
Other deferred tax liabilities	(8,725)	(12,736)
Total deferred tax liabilities	(218,965)	(289,931)
Net deferred tax assets (liabilities)	$(123,814)	$30,081

Other deferred tax assets and liabilities are primarily comprised of the tax effects of depreciation, basis differences on purchased inventory and amortized debt issuance costs.

The realization of deferred tax assets is primarily dependent on us generating sufficient U.S. and foreign taxable income in future fiscal years. The Company regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, the Company considers its cumulative loss in the U.S. as a significant piece of negative evidence. Therefore, in fiscal 2013, the Company established a $245.0 million valuation allowance against a significant portion of its deferred tax assets, including U.S. federal and state deferred tax assets, as well as certain U.K. and other foreign deferred tax assets. The Company will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions going forward and adjust the valuation allowance accordingly. In the fourth quarter of fiscal year 2011, based on historical profits and expectations of future results, we determined that there was sufficient positive evidence to support the release of the valuation allowance of $210.5 million against the majority of our U.S. federal and state deferred tax assets. We intend to maintain the valuation allowances until sufficient positive evidence exists to support the reversal of the valuation allowances.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax loss carry forwards as of October 31, 2013 were primarily related to tax losses of $267.0 million in the U.S., $150.6 million in Ireland, $76.4 million in Brazil, $33.8 million in the United Kingdom, $29.4 million in Norway, $18.9 million in Sweden, and $55.2 million in various other non-U.S. countries. Approximately $330.1 million of foreign tax losses may be carried forward indefinitely. The remaining approximately $301.2 million of tax losses is subject to limited carry forward terms of 5 to 20 years.

The excess tax benefits associated with stock option exercises are recorded directly to stockholders' equity only when realized. As a result, the excess tax benefits included in net operating loss carryforwards but not reflected in deferred tax assets at October 31, 2013 is $104.2 million.

The US net operating loss carryforward includes acquired net operating losses of $184.8 million. The utilization of the acquired net operating losses may be restricted due to change in ownership provisions of Section 382 of the Internal Revenue Code.

As of October 31, 2013, we have recorded U.S. foreign tax credit carry forwards of $84.0 million which will expire at various dates beginning in 2015, if not utilized. In addition we have recorded U.S. research and development tax credit carry forwards of $12.1 million which will expire at various dates beginning in 2019, if not utilized.

We recognize deferred tax liabilities associated with outside basis differences on investments in foreign subsidiaries unless the difference is considered essentially permanent in duration. As of October 31, 2013, we have recorded a deferred tax liability of $61.9 million associated with $151.0 million of taxable outside basis differences which are not considered permanently reinvested. We have not recorded deferred taxes on approximately $645.9 million of undistributed earnings as they are considered permanently reinvested. As of October 31, 2013, the determination of the unrecorded deferred tax liability related to these earnings is not practicable. If circumstances change and it becomes apparent that some or all of the undistributed earnings will not be invested indefinitely, or will be remitted in the foreseeable future, an additional deferred tax liability will be recorded for some or all of the outside basis difference.

We had a Singapore Pioneer Tax Holiday for fiscal years 2006 through 2012. Following the expiration of the tax holiday, our income in Singapore is subject to the statutory rate of 17% instead of the agreed Pioneer Tax Holiday rate of zero. The tax benefit of the tax holiday for the years ended October 31, 2012 and 2011 was $19.2 million, or $0.17 per diluted share, and $13.6 million, or $0.14 per diluted share, respectively.

Additionally, we have a Tax Holiday in Uruguay. The Tax Holiday in Uruguay does not have an expiration date provided that we comply with the local tax law requirements. The Tax Holiday benefit for this country was not significant and had an insignificant impact on earnings per share for the fiscal years 2013, 2012, and 2011.

We are currently under audit by the Internal Revenue Service ("IRS") for fiscal years 2005-2010 related to our 5 year net operating loss carry back for fiscal 2010. The examination is currently in process. We also have certain foreign subsidiaries under audit, by foreign tax authorities, including Brazil for calendar years 2004 and 2006, France for fiscal years 2009 to 2011, and India for fiscal years 2006 to 2011. Although we believe we have properly provided for income taxes for the years subject to audit, the Brazil, France, India and US taxing authorities may adopt different interpretations. We have not yet received any final determinations with respect to these audits. We have accrued tax liabilities associated with these audits. With few exceptions, we are no longer subject to tax examination for periods prior to 2005.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in thousands):

	Years Ended October 31,
	2013	2012	2011
Balance at beginning of period	$95,399	$95,776	$30,000
Lapse of statute of limitations	(690)	(2,539)	(5,081)
Increases in balances related to tax positions taken during prior periods	1,096	1,913	597
Decreases in balances related to tax positions taken during prior periods	(812)	(2,603)	—
Increases in balances related to tax positions taken during current period	19,535	1,813	8,683
Increases in balances related to business combinations	—	4,060	61,577
Settlements	—	(3,021)	—
Balance at end of period	$114,528	$95,399	$95,776

The total gross unrecognized tax benefits, if recognized, will affect our effective tax rate. The amount of unrecognized tax benefits could be reduced upon closure of tax examinations or if the statute of limitations on certain tax filings expires without assessment from the tax authorities. We believe that it is reasonably possible that there could be an immaterial reduction in unrecognized tax benefits due to statute of limitation expirations in multiple tax jurisdictions during the next 12 months. Interest and penalties accrued on these uncertain tax positions will also be released upon the expiration of statutes of limitations. Interest and penalties recognized in each statement of operations were not material.

Note 6. Balance Sheet and Statement of Operations Details

Cash and Cash Equivalents

As of October 31, 2013 and 2012, $206.2 million and $410.3 million, respectively, of our cash and cash equivalents were held by our foreign subsidiaries. If we decide to distribute or use such cash and cash equivalents outside those foreign jurisdictions, including a distribution to the U.S., we may be subject to additional taxes or costs.

As of October 31, 2013 and 2012, Prepaid expenses and other current assets included $5.6 million and $4.1 million, respectively, of restricted cash, and Other long-term assets included $8.6 million and $12.8 million, respectively, of restricted cash. Restricted cash was mainly comprised of pledged deposits and deposits to Brazilian courts related to tax proceedings pending adjudication.

Accounts Receivable Allowances

Activity related to the allowance for doubtful accounts consisted of the following (in thousands):

	Years Ended October 31,
	2013	2012
Balance at beginning of period	$8,491	$5,659
Charges to bad debt expense	4,673	2,724
Write-offs, recoveries and adjustments	(512)	108
Balance at end of period	$12,652	$8,491

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories, net

Inventories consisted of the following (in thousands):

	October 31,
	2013	2012
Raw materials	$35,247	$50,952
Work-in-process	2,030	552
Finished goods	101,418	126,770
Total inventory	$138,695	$178,274

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	October 31,
	2013	2012
Prepaid expenses	$42,837	$37,261
Prepaid taxes	23,427	36,678
Deferred income taxes	30,162	39,072
Insurance proceeds receivable	10,000	—
Other current assets	27,631	23,199
Total prepaid expenses and other current assets	$134,057	$136,210

Other current assets are primarily comprised of customer related bankers acceptances receivable, restricted cash, and other receivables.

Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

		October 31,
	Estimated Useful Life (Years)	2013	2012
Revenue generating assets	5	$147,017	$101,589
Computer hardware and software	3-5	82,069	70,064
Machinery and equipment	3-10	43,987	35,865
Leasehold improvements	Lesser of the term of the lease or the estimated useful life	22,464	20,773
Office equipment, furniture, and fixtures	3-5	13,694	9,423
Buildings	40-50	6,827	6,788
Total depreciable fixed assets, at cost		316,058	244,502
Accumulated depreciation		(152,989)	(106,688)
Depreciable fixed assets, net		163,069	137,814
Construction in progress		7,968	7,838
Land		1,150	1,151
Total fixed assets, net		$172,187	$146,803

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total depreciation expense for the fiscal years ended October 31, 2013, 2012, and 2011 was $54.8 million, $45.9 million, and $22.3 million, respectively.

Accruals and Other Current Liabilities

Accruals and other current liabilities consisted of the following (in thousands):

	October 31,
	2013	2012
Accrued legal loss contingencies, including interest (Note 10)	$96,781	$28,026
Accrued expenses	73,522	68,431
Accrued compensation	60,175	47,019
Other current liabilities	61,541	87,391
Total accruals and other current liabilities	$292,019	$230,867

Other current liabilities is primarily comprised of deferred tax liabilities, sales and value-added taxes payable, accrued warranty, accrued liabilities for contingencies related to tax assessments, and income taxes payable.

Accrued Warranty

Activity related to Accrued warranty consisted of the following (in thousands):

	Years Ended October 31,
	2013	2012
Balance at beginning of period	$12,775	$22,032
Warranty charged to Cost of net revenues	14,345	12,340
Utilization of warranty accrual	(12,471)	(20,494)
Other	(1,297)	(1,103)
Balance at end of period	13,352	12,775
Less: current portion	(12,391)	(11,931)
Long-term portion	$961	$844

Deferred Revenue, Net

Deferred revenue, net of related costs consisted of the following (in thousands):

	October 31,
	2013	2012
Deferred revenue	$144,181	$144,492
Deferred cost of revenue	(14,983)	(15,885)
Deferred revenue, net	129,198	128,607
Less: current portion	(86,576)	(91,545)
Long-term portion	$42,622	$37,062

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following (in thousands):

	October 31,
	2013	2012
Foreign currency translation adjustments	$18,301	$(28,057)
Unrealized loss on derivatives designated as cash flow hedges, net of tax	(2,014)	(2,674)
Other	(1,440)	(1,659)
Accumulated other comprehensive loss	$14,847	$(32,390)

Other Income (Expense), Net

Other income (expense), net consisted of the following (in thousands):

	Years Ended October 31,
	2013	2012	2011
Foreign currency exchange losses, net	$(9,795)	$(23,455)	$(998)
Other income (expense), net	13,535	2,694	12,927
Total other income (expense), net	$3,740	$(20,761)	$11,929

We recorded a $22.5 million foreign currency loss during the fiscal year ended October 31, 2012 related to the difference between the forward rate on contracts purchased to fix the U.S. dollar equivalent of the purchase price for our Point acquisition, and the actual rate on the date of derivative settlement.

Other income (expense), net for fiscal year 2013 primarily includes adjustments of acquisition-related earn-out payables and gains (losses) on the sales of assets. Other income (expense), net for fiscal year 2012 primarily includes a reversal of a pre-acquisition contingency and an other-than-temporary loss on an investment. Other income (expense), net for fiscal year 2011 primarily includes a gain on settlement of the convertible notes call option and reversal of a pre-acquisition contingency.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7. Financial Instruments

Fair Value Measurements

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and their classification within the fair value hierarchy (in thousands). There were no transfers between levels of the fair value hierarchy in fiscal years 2013 and 2012.

	October 31, 2013				October 31, 2012
	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Assets
Current assets:
Cash and cash equivalents
Money market funds	$638	$638	$—	$—	$69,743	$69,743	$—	$—
Other current and long-term assets:
Investments	836	836	—	—	2,471	2,471	—	—
Derivative financial instruments	435	—	435	—	357	—	357	—
Total assets measured and recorded at fair value	$1,909	$1,474	$435	$—	$72,571	$72,214	$357	$—

Liabilities
Other current and long-term liabilities:
Acquisition-related earn-out payables	$66	$—	$—	$66	$8,963	$—	$—	$8,963
Derivative financial instruments	3,720	—	3,720	—	4,910	—	4,910	—
Total liabilities measured and recorded at fair value	$3,786	$—	$3,720	$66	$13,873	$—	$4,910	$8,963

Fair Value of Acquisition-Related Earn-Out Payables

The following table presents changes in our acquisition-related earn-out payables, which are categorized in Level 3 of the fair value hierarchy (in thousands):

	Years Ended October 31,
	2013	2012
Balance at beginning of period	$8,963	$6,728
Additions related to current period business acquisitions	62	24,149
Payments	(4,839)	(23,541)
Changes in estimates, included in Other income (expense), net	(4,584)	407
Interest expense and foreign currency adjustments	464	1,220
Balance at end of period	$66	$8,963

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The acquisition-related earn-out payables are classified as Level 3 because we use a probability-weighted expected payout model to determine the expected payout and an appropriate discount rate to calculate the fair value. The key assumptions in applying the approach are the internally forecasted net revenues, contributions, and other performance measures for the acquired businesses, the probability of achieving the net revenues, contributions, and other performance targets, and an appropriate discount rate. Significant changes in these assumptions would result in a significantly different fair value measurement, however the maximum liability and fair value would not exceed $11.1 million. We evaluate changes in each of the assumptions used to calculate fair values of our earn-out payables at the end of each period.

Derivative Financial Instruments

Interest Rate Swap Agreements Designated as Cash Flow Hedges

We use interest rate swap agreements to hedge the variability in cash flows related to interest payments. On March 23, 2012, we entered into a number of interest rate swap agreements to effectively convert $500.0 million of the term A loan from a floating rate to a 0.71% fixed rate plus applicable margin. The interest rate swaps qualify for hedge accounting treatment as cash flow hedges. The interest rate swaps are effective for the period from March 30, 2012 to March 31, 2015. The notional amounts of interest rate swap agreements outstanding as of October 31, 2013 and 2012 were $500.0 million.

We recognized the following gains (losses) on interest rate swap agreements designated as cash flow hedges (in thousands):

	Years Ended October 31,
	2013	2012
Gains (losses) recognized in Other comprehensive income (loss)	$1,394	$(4,618)
Tax effects of gains (losses) recognized in Other comprehensive income (loss)	$(734)	$1,932

Foreign Exchange Forward Contracts Not Designated as Hedging Instruments

We arrange and maintain foreign exchange forward contracts so as to yield gains or losses to offset changes in foreign currency denominated assets or liabilities due to changes in foreign exchange rates, in an attempt to mitigate the volatility associated with foreign currency transaction gains or losses. Our foreign currency exposures are predominantly inter-company receivables and payables arising from product sales from one of our entities to another. Our foreign exchange forward contracts generally mature within 90 days. The notional amounts of such contracts outstanding as of October 31, 2013 and 2012 were $245.5 million and $188.3 million, respectively.

We recognized the following gains (losses) on foreign exchange forward contracts not designated as cash flow hedges (in thousands):

	Years Ended October 31,
	2013	2012	2011
Gains (losses) recognized in Other income (expense), net on our Consolidated Statements of Operations	$(5,214)	$(24,058)	$500

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8. Goodwill and Purchased Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	Years Ended October 31,
	2013	2012
Balance at beginning of period	$1,179,381	$561,414
Additions related to business combinations	43,515	631,470
Other adjustments	(507)	1,632
Currency translation adjustments	30,083	(15,135)
Balance at end of period	$1,252,472	$1,179,381

During the fourth quarter of 2013, 2012, and 2011, we completed our annual impairment assessments and, based on a quantitative analysis, concluded that goodwill was not impaired in any of these years. For our fiscal year 2013 annual impairment review, we compared the carrying amount of each of our five reporting units as of August 1, 2013 to their estimated fair value, and determined that the estimated fair value of each reporting unit exceeded its carrying amount by amounts ranging from 26.9% to 188.4%. Our EMEA reporting unit, which was allocated $948.2 million of goodwill, had the lowest excess of fair value over carrying value. As of October 31, 2013, 2012, and 2011, the accumulated impairment losses included in total goodwill were $71.0 million for our Americas segment, $361.4 million for our EMEA segment, and $5.5 million for our ASPAC segment, excluding the impact of foreign currency fluctuations.

Purchased Intangible Assets

Purchased intangible assets consisted of the following (in thousands):

	October 31, 2013			October 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$726,225	$(182,980)	$543,245	$686,773	$(95,284)	$591,489
Developed and core technology	175,981	(90,491)	85,490	173,545	(46,618)	126,927
Other	24,377	(10,222)	14,155	21,921	(5,529)	16,392
Total	$926,583	$(283,693)	$642,890	$882,239	$(147,431)	$734,808

Amortization of purchased intangible assets was allocated as follows (in thousands):

	Years Ended October 31,
	2013	2012	2011
Included in Cost of net revenues	$44,739	$40,468	$19,158
Included in operating expenses	96,160	83,795	14,829
Total amortization of purchased intangible assets	$140,899	$124,263	$33,987

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total future amortization expense for purchased intangible assets that have finite lives, based on our existing intangible assets and their current estimated useful lives as of October 31, 2013, is estimated as follows (in thousands):

Fiscal Years Ending October 31:	Cost of Net Revenues	Operating Expenses	Total
2014	$44,431	$99,301	$143,732
2015	23,475	96,924	120,399
2016	15,397	90,875	106,272
2017	2,447	64,258	66,705
2018	108	60,484	60,592
Thereafter	—	145,190	145,190
Total future amortization expense	$85,858	$557,032	$642,890

Note 9. Financings

Amounts outstanding under our financing arrangements consisted of the following (in thousands):

	October 31,
	2013	2012
2011 Credit Agreement
Term A Loan	$922,156	$993,557
Term B Loan	48,428	99,763
Revolving Loan	63,000	210,000
Other	2,277	4,297
Total amounts outstanding	1,035,861	1,307,617
Less: current portion	(92,536)	(54,916)
Long-term portion	$943,325	$1,252,701

2011 Credit Agreement

On December 28, 2011, we entered into the 2011 Credit Agreement, which initially consisted of a $918.5 million Term A Loan, $231.5 million Term B Loan, and $350.0 million Revolving Loan commitment. On October 15, 2012, we entered into a credit extension amendment to the 2011 Credit Agreement consisting of $109.5 million additional Term A Loans and a $75.5 million Revolving Loan commitment increase. On July 19, 2013, we entered into a second amendment to the 2011 Credit Agreement, which extended from November 1, 2013 to November 1, 2014 the date on which the required total leverage ratio declines from 3.75 to 3.50, and revised the definition of cash on hand used in calculating the total leverage ratio. As a condition to the effectiveness of the second amendment, on July 19, 2013 we prepaid the Term A Loan in the aggregate principal amount of $20.0 million and the Term B Loan in the aggregate principal amount of $50.0 million.

Borrowings under the 2011 Credit Agreement bear interest at a “Base Rate” or “Eurodollar Rate”, at our option, plus an applicable margin based on certain financial ratios, determined and payable quarterly. In addition, we pay an undrawn commitment fee on the unused portion of the Revolving Loan ranging from 0.25% to 0.50% per annum, depending on our leverage ratio.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The outstanding principal balance of the Term A Loan is required to be repaid in quarterly installments of the following percentages of the original balance outstanding under the Term A Loan: 1.25% for each of the first eight calendar quarters after December 28, 2012 through the quarter ending December 31, 2013; 2.50% for each of the next eight calendar quarters through the quarter ending December 31, 2015 and 5.00% for each of the calendar quarters ending March 31, 2016, June 30, 2016 and September 30, 2016 with the balance being due at maturity on December 28, 2016. The outstanding principal balance of the Term B Loan is required to be repaid in equal quarterly installments of 0.25% with the balance being due at maturity on December 28, 2018. The Revolving Loan terminates on December 28, 2016. Outstanding amounts may also be subject to mandatory repayment with the proceeds of certain asset sales and debt issuances and, in the case of the term B Loan only, from a portion of annual excess cash flows (as determined under the 2011 Credit Agreement) depending on VeriFone, Inc.'s leverage ratio.

Additional terms of the 2011 Credit Agreement require compliance with financial covenants that require us to maintain financial ratios related to interest coverage and financial leverage. We were in compliance with all financial covenants under the 2011 Credit Agreement, as amended, as of October 31, 2013. The 2011 Credit Agreement also contains representations and warranties, affirmative covenants, negative covenants, financial covenants and conditions that are customarily required for similar financings including the following, among others:

•	A restriction on incurring additional indebtedness, subject to specified permitted debt;

•	A restriction on creating certain liens;

•	A restriction on mergers and consolidations, subject to specified exceptions;

•	A restriction on certain investments, subject to certain exceptions and a suspension if we achieve certain credit ratings; and

•	A restriction on entering into certain transactions with affiliates.

Borrowings under the 2011 Credit Agreement are secured by a first priority lien and security interest in certain of our assets, subject to customary exceptions.

The interest rate of each of the Term A Loan and the Revolving Loan is currently one month LIBOR plus the applicable margin, and the interest rate on the Term B Loan is currently the higher of one month LIBOR or 1.00% plus the applicable margin. As of October 31, 2013, we elected the "Eurodollar Rate" margin option for our borrowings under the 2011 Credit Agreement and the interest margins were 2.50% for the Term A Loan and the revolving loan, and 3.25% for the Term B Loan. Accordingly, as of October 31, 2013, the interest rate on the Term A and Revolving Loan was 2.67%, and the interest rate on the Term B Loan was 4.25%. As of October 31, 2013, the unused Revolving Loan facility's commitment fee was 0.375% per annum, payable quarterly in arrears, and the amount available to draw under the revolving loan was $362.5 million.

We incurred an aggregate amount of $42.4 million as issuance costs in connection with the 2011 Credit Agreement and its amendments. These costs were capitalized in other assets on our Consolidated Balance Sheets, and are being amortized to Interest, net using the effective interest method over the remaining term of the credit facilities.

We have outstanding a number of interest rate swap agreements to effectively convert $500.0 million of our Term A Loan from a floating rate to a 0.71% fixed rate plus applicable margin. The interest rate swaps qualify for hedge accounting treatment as cash flow hedges and are effective for the period from March 30, 2012 to March 31, 2015.

Senior Convertible Notes

Our senior convertible notes issued and sold on June 22, 2007 matured on June 15, 2012. Holders of these notes had the right under certain conditions to convert their notes prior to maturity at any time on or after March 15, 2012. There were no such conversions of these notes. Upon maturity of the notes on June 15, 2012, we repaid the remaining principal amount of $277.3 million, together with accrued and unpaid interest of $4.0 million, in cash.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of interest expense and interest rate on the liability component related to these notes for fiscal years 2012 and 2011 is as follows (in thousands, except percentages):

	Years Ended October 31,
	2012	2011
Interest rate on the liability component	7.6%	7.6%

Interest expense related to contractual interest coupon	$2,372	$3,812
Interest expense related to amortization of debt discount	10,269	15,523
Total interest expense recognized	$12,641	$19,335

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

Principal Payments

Principal payments due under our financing arrangements over the next five years are as follows (in thousands):

Years Ending October 31:
2014	$92,536
2015	103,994
2016	181,003
2017	613,569
2018	1,031
Thereafter	43,728
$1,035,861

Note 10. Commitments and Contingencies

Commitments

Leases

We lease certain facilities under non-cancelable operating leases that contain free rent periods, leasehold improvement rebates or rent escalation clauses. Rent expense under these leases is recorded on a straight-line basis over the lease term. We are committed to pay a portion of the related actual operating expenses under some of these lease agreements, and those operating expenses are not included in the table below. The difference between amounts paid and rent expense is recorded as deferred rent, and the short-term and long-term portions are included in Accruals and other current liabilities and Other long-term liabilities in our Consolidated Balance Sheets. Additionally, we sublease some of these facilities to third parties.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with our taxi solutions business, we enter into operating lease arrangements for the right to place advertising in or on taxicabs. In general, these lease arrangements are non-cancelable for terms ranging from three to ten years, require us to pay minimum lease amounts based on the type and locations of the advertising displays in or on the taxicabs, and are subject to fee escalation clauses. Based upon the number of operational taxicabs with our advertising displays at October 31, 2013, we had total lease commitments of $106.5 million relating to such lease arrangements, which are included in the future minimum lease payments in the table below.

Future minimum lease payments and sublease rental income under these leases as of October 31, 2013 were as follows (in thousands):

Years Ending October 31:	Minimum Lease Payments	Sublease Rental Income	Net Minimum Lease Payments
2014	$41,180	$(511)	$40,669
2015	33,024	(489)	32,535
2016	26,229	(259)	25,970
2017	20,623	—	20,623
2018	11,943	—	11,943
Thereafter	31,730	—	31,730
Total	$164,729	$(1,259)	$163,470

Rent expense consisted of the following (in thousands):

	Years Ended October 31,
	2013	2012	2011
Rent expense for non-cancelable taxi operating leases	$31,211	$27,868	$20,976
Facility & other rent expense	29,185	27,473	17,321
Total rent expense	$60,396	$55,341	$38,297

Manufacturing Agreements

We work on a purchase order basis with our contract manufacturers, which are located in China, Singapore, Malaysia, Brazil, Germany, Romania, and France, and component suppliers located throughout the world, to supply nearly all of our finished goods inventories, spare parts, and accessories. We provide each such supplier with a purchase order to cover the manufacturing requirements, which generally constitutes a binding commitment by us to purchase materials and finished goods produced by the manufacturer as specified in the purchase order. Most of these purchase orders are considered to be non-cancelable and are expected to be paid within one year of the issuance date. As of October 31, 2013, the amount of purchase commitments issued to contract manufacturers and component suppliers totaled approximately $93.8 million. Of this amount, $16.5 million has been recorded in Accruals and other current liabilities in our Consolidated Balance Sheets because these commitments are not expected to have future value to us.

Bank Guarantees

We have issued bank guarantees to certain of our customers and vendors with maturities ranging from two months to six years as required in some countries to support certain performance obligations under our service or other agreements with these customers and vendors. As of October 31, 2013, the maximum amount that may become payable under these guarantees was $9.7 million, of which $3.3 million is collateralized by restricted cash deposits.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Letters of Credit

We provide standby letters of credit in the ordinary course of business to third parties as required. As of October 31, 2013, the maximum amounts that may become payable under these letters of credit was $8.2 million, of which $5.0 million is collateralized by restricted cash deposits.

Contingencies

We evaluate the circumstances regarding outstanding and potential litigation, and other contingencies on a quarterly basis to determine whether there is at least a reasonable possibility that a loss exists requiring accrual or disclosure, and if so, whether an estimate of the possible loss or range of loss can be made, or whether such an estimate cannot be made. When a loss is probable and reasonably estimable, we accrue for such amount based on our estimate of the probable loss considering information available at the time. When a loss is reasonably possible, we disclose the estimated possible loss or range of loss in excess of amounts accrued. Except as otherwise disclosed below, we do not believe that losses were probable or that there was a reasonable possibility that a material loss may have been incurred with respect to the matters disclosed.

Brazilian Tax Assessments

State Value-Added Tax

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 received an unfavorable administrative decision on a tax enforcement action against it filed by the São Paulo State Revenue Department for collection of state sales taxes related to purported sales of software for the 1998 and 1999 tax years. In 2004 an appeal against this unfavorable administrative decision was filed in a judicial proceeding. The first level decision in the judicial proceeding was issued in our favor. The São Paulo State Revenue Department filed an appeal of this decision. The second level administrative decision ordered that the case be returned to the lower court in order to allow the production of further evidence. Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible that we may receive an unfavorable decision in this proceeding. The tax assessment including estimated interest through October 31, 2013 for this matter totals approximately 7.3 million Brazilian reais (approximately $3.3 million at the foreign exchange rate as of October 31, 2013). As of October 31, 2013, we have not accrued for this matter.

Importation of Goods Assessments

Two of our Brazilian subsidiaries that were acquired as a part of the November 2006 acquisition of Lipman Electronic Engineering Ltd. (“Lipman”) were notified of assessments regarding Brazilian customs penalties that relate to alleged infractions in the importation of goods. The assessments were issued by the Federal Revenue Department in the City of Vitória, the City of São Paulo, and the City of Itajai. In each of these cases, the tax authorities allege that the structure used for the importation of goods was simulated with the objective of evading taxes levied on the importation by under-invoicing the imported goods. The tax authorities allege that the simulation was created through a fraudulent interposition of parties, where the real sellers and buyers of the imported goods were hidden. However, in February 2013, the São Paulo assessment was canceled following a favorable second level decision that was not appealed. Therefore only the Vitória and Itajai assessments remain outstanding.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the Vitória tax assessment, the fines were reduced from 4.7 million Brazilian reais (approximately $2.1 million at the foreign exchange rate as of October 31, 2013) to 1.5 million Brazilian reais (approximately $0.7 million at the foreign exchange rate as of October 31, 2013) on a first level administrative decision on January 26, 2007. Both the tax authorities and the Company filed appeals of the first level administrative decision. In this appeal, we argued that the tax authorities did not have enough evidence to determine that the import transactions were indeed fraudulent and that, even if there were some irregularities in such importations, they could not be deemed to be our responsibility since all the transactions were performed by the third-party importer of the goods. On June 30, 2010, the Taxpayers Administrative Council of Tax Appeals decided to reinstate the original claim amount of 4.7 million Brazilian reais (approximately $2.1 million at the foreign exchange rate as of October 31, 2013) against us. On February 27, 2013, the Taxpayers Administrative Council of Tax Appeals issued its formal ruling reinstating the original claim amount. On May 31, 2013, we filed a motion to clarify such ruling, which is pending a decision. Based on our current understanding of the underlying facts of this matter, we believe that it is probable that our Brazilian subsidiary will be required to pay some amount of fines. Accordingly, at October 31, 2013, we have accrued 4.7 million Brazilian reais (approximately $2.1 million at the foreign exchange rate as of October 31, 2013) for this matter, plus approximately 3.7 million Brazilian reais (approximately $1.7 million at the foreign exchange rate as of October 31, 2013) for estimated interest.

On January 18, 2008, we were notified of a first level administrative decision rendered in the Itajai assessment, that maintained the total fine of 2.0 million Brazilian reais (approximately $0.9 million at the foreign exchange rate as of October 31, 2013) as imposed, excluding interest. On May 27, 2008, we appealed the first level administrative decision to the Taxpayers Council. This matter is currently pending second level decision. Based on our current understanding of the underlying facts of this matter, we believe that it is probable that our Brazilian subsidiary will be required to pay some amount of fines. Accordingly, at October 31, 2013, we have accrued 2.0 million Brazilian reais (approximately $0.9 million at the foreign exchange rate as of October 31, 2013) for this matter, plus approximately 1.9 million Brazilian reais (approximately $0.9 million at the foreign exchange rate as of October 31, 2013) for estimated interest.

Municipality Tax on Services Assessment

In December 2009, one of the Brazilian subsidiaries that was acquired as part of the Lipman acquisition was notified of a tax assessment regarding alleged nonpayment of tax on services rendered for the period from September 2004 to December 2004. This assessment was issued by the municipality of São Paulo (the "municipality"), and asserts a services tax deficiency and related penalties totaling 0.9 million Brazilian reais (approximately $0.4 million at the foreign exchange rate as of October 31, 2013), excluding interest. The municipality claims that the Brazilian subsidiary rendered certain services within the municipality of São Paulo but simulated that those services were rendered in another city. At the end of December 2010 the municipality issued further tax assessments alleging the same claims for 2005 through June 2007. These additional subsequent claims assert services tax deficiencies and related penalties totaling 5.9 million Brazilian reais (approximately $2.7 million at the foreign exchange rate as of October 31, 2013), excluding interest. We received unfavorable decisions from the administrative courts, which ruled to maintain the tax assessments for each of these matters. No further grounds of appeal are available to us for these assessments within the administrative courts. In October 2012, as a result of the decision at the administrative level, the tax authorities filed an enforcement action in the civil courts to collect on the services tax assessments amounts awarded by the administrative court, and seeking other related costs and fees. On March 6, 2013, we filed our defensive claims in the civil courts in response to the tax authorities' enforcement action. In February 2013 the tax authorities filed an additional enforcement action in the civil courts to collect on the penalties related to the services tax assessments amounts awarded by the administrative courts. Based on our understanding of the underlying facts of this matter and our evaluation of the potential outcome at the judicial level, we believe it is reasonably possible that our Brazilian subsidiary will be required to pay some amount of the alleged tax assessments and penalties related to these matters, as well as amounts of interest and certain costs and fees imposed by the court related thereto. As of October 31, 2013, the amount of the alleged tax assessments and penalties related to these matters was approximately 5.8 million Brazilian reais (approximately $2.7 million at the foreign exchange rate as of October 31, 2013), and the estimated interest, costs and fees related thereto were approximately 10.6 million Brazilian reais (approximately $4.9 million at the foreign exchange rate as of October 31, 2013).

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 received an unfavorable administrative decision on a tax enforcement action against it filed by the municipality of Curitiba for collection of alleged services tax deficiency. An appeal against this unfavorable administrative decision was filed in a judicial proceeding and currently the case is pending the municipality of Curitiba's compliance with the writ of summons. As of October 31, 2013, the underlying assessment, including estimated interest, was approximately 6.7 million Brazilian reais (approximately $3.1 million at the foreign exchange rate as of October 31, 2013). Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible that we may receive an unfavorable decision in this proceeding. As of October 31, 2013, we have not accrued for this matter.

Brazilian Federal Tax Assessments

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 is the subject of outstanding tax assessments by the federal tax authorities alleging unpaid IRPJ, CSL, COFINS and PIS taxes from 2002 and 2003. Three of the four claims for the 2002 assessments were previously settled prior to our acquisition of Hypercom. The first level administrative court issued an unfavorable decision for the remaining claim related to the 2002 tax assessments, which we have appealed to the Administrative Tax Appeals Council. This claim is currently pending judgment by the Administrative Tax Appeals Council. With respect to the 2003 tax assessments, we received a partially favorable ruling, and our appeal is currently pending decision in the civil courts. Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible we may receive an unfavorable decision related to these proceedings. The outstanding tax assessments for these proceedings total 11.5 million Brazilian reais (approximately $5.3 million at the foreign exchange rate as of October 31, 2013), including estimated penalties and interest as of October 31, 2013.

Patent Infringement and Commercial Litigation
Cardsoft, Inc. et al v. VeriFone Holdings, Inc., VeriFone, Inc., Hypercom Corporation, et al.

On March 6, 2008, Cardsoft, Inc. and Cardsoft (Assignment for the Benefit of Creditors), LLC (collectively, “Cardsoft”) commenced an action in the United States District Court for the Eastern District of Texas, Marshall Division, against us and Hypercom Corporation, among others, alleging infringement of U.S. Patents No. 6,934,945 and No. 7,302,683 purportedly owned by Cardsoft. Cardsoft sought, in its complaint, a judgment of infringement, an injunction against further infringement, damages, interest and attorneys' fees. The Markman hearing was held on August 8, 2011. Based on the court's ruling after the Markman hearing we filed motions for summary judgment on the claims prior to the scheduled trial, moving that, based on the court's construction of the key claims of the patents-in-suit, our devices do not infringe on the patents-in-suit and moving for summary judgment based on our contentions the patents-in-suit are invalid. However, the court did not rule on these motions before trial, nor did the court rule on Cardsoft's summary judgment motions. Similarly, the court did not rule on the substantive pre-trial motions in favor of ruling on the matters at trial. The jury trial for this case commenced on June 4, 2012. On June 8, 2012, the jury returned an unfavorable verdict finding that Cardsoft's patents were valid and were infringed by the accused VeriFone and Hypercom devices, and further determined that a royalty rate of $3 per unit should be applied. Accordingly, the jury awarded Cardsoft infringement damages and royalties of approximately $15.4 million covering past sales of the accused devices by VeriFone and Hypercom. The jury concluded there was no willful infringement by either VeriFone or Hypercom. We moved for judgment as a matter of law prior to the submission of the case to the jury, but the District Court did not rule on those motions.

Following the jury's verdict, we determined that it is probable we will incur a loss on this litigation based on the jury's verdict and current status of the litigation proceedings.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We filed our motions for judgment as a matter of law to overturn the jury's verdict and motions for a new trial. Cardsoft filed a motion for permanent injunction or in the alternative for a future royalty of $8 per unit on our future U.S. sales of the accused products through the March 16, 2018 expiration date of the patents. Cardsoft also filed a motion seeking pre-judgment interest at a rate of 5%. On October 30, 2013, the District Court issued judgment upholding the jury's verdict that the patent was valid and infringed. The judgment confirmed the jury's award of infringement damages and royalties of approximately $15.4 million covering past sales of the VeriFone and Hypercom accused devices, plus pre-judgment interest, post-judgment interest and costs. The judgment also confirmed that there was no willful infringement and that an injunction was not warranted. The court also ruled that an ongoing royalty should be applied for sales of the accused devices after the verdict date. However, the court did not set an ongoing royalty rate but instead ordered the parties to mediate on the issue of an ongoing royalty rate. A mediation date has been tentatively set for December 18, 2013.

Given that an ongoing royalty was deemed probable and estimable effective from our fiscal quarter ended July 31, 2012, when the jury verdict was issued, we accrued $3 per unit to Cost of net revenues for potential ongoing royalties, plus estimated pre-judgment interest. During the fiscal quarter ended October 31, 2012, we completed redesigns of the terminals subject to the jury's verdict specifically to address the Cardsoft allegations, and implemented such redesign in the U.S. We obtained the legal opinion of independent intellectual property counsel that our terminals, as redesigned, do not infringe the Cardsoft patents-in-suit, taking into account the claim construction of the District Court in the Cardsoft action. Accordingly, although the question of whether our products, as redesigned, infringe the Cardsoft patents-in-suit is subject to determination by a court, whether the District Court in the underlying trial or another court, we concluded based on the procedures taken and legal reviews obtained, that it is not probable that an ongoing royalty based on the jury's verdict applies to our terminals as redesigned, and ceased accruing an ongoing royalty on the basis for our implementation of the redesigns. We continued to accrue for pre-judgment interest until judgment was entered. Following entry of judgment, post-judgment interest applies at a statutorily determined rate equal to the one year constant maturity Treasury rate, currently 0.11%.

Based on our assessment and the status of this case as described above, we have accrued an estimated loss through October 31, 2013, including estimated pre-judgment interest and potential ongoing royalties, totaling $19.8 million as of October 31, 2013 related to this ongoing litigation. Our estimate of pre-judgment interest applies a rate of 4.12% which represents the seven year Treasury rate as of August 23, 2005, the date of the relevant hypothetical negotiation of the underlying claim.

As noted above, Cardsoft previously filed a motion claiming royalties on our future U.S. sales of the accused products at a royalty rate higher than the rate awarded by the jury and pre-judgment interest at a rate higher than used in our estimates. In addition to the higher royalty rate and higher rate of prejudgment interest sought by Cardsoft, it is possible that, notwithstanding the jury's finding and District Court's ruling of no willful infringement, Cardsoft may seek to recover its attorneys' fees or other amounts in this lawsuit. Any damages award that is maintained after judgment would be additionally subject to post-judgment interest. We intend to vigorously pursue our appeal of any unfavorable judgment issued by the District Court as a result of the jury's verdict and to defend any further claims related to this litigation. At this time we are unable to estimate the range of additional loss exceeding amounts already recognized, if any, related to any further amounts Cardsoft may seek and the District Court may award. Unfavorable rulings on such motions could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Creative Mobile Technologies, LLC v. VeriFone Systems, Inc. et al.

On December 17, 2012, Creative Mobile Technologies, LLC (“CMT”), a provider of in-taxi payment processing solutions, filed a complaint in the Supreme Court of the State of New York alleging breach by VeriFone Systems, Inc. and VeriFone Media, LLC (f/k/a Clear Channel Taxi Media, LLC) (“VML”) of a sales representation agreement between CMT and VML. According to the complaint, CMT seeks damages and accounting, alleging breach of contract, breach of the duty of good faith and fair dealing and tortious interference with contract. On January 15, 2013, we removed this action to the United States District Court for the Southern District of New York. On February 13, 2013, we filed our answer and counterclaim, setting forth our general denial of the allegations, responses to specific allegations, our affirmative defenses and our counterclaim. The initial status conference was held in April 2013 and discovery has begun. The case is in its early stage of proceedings and we are not yet able to evaluate the claims and allegations made by CMT or to make an assessment of the probability or range of loss related to this case. The court has set a deadline of January 31, 2014 for fact discovery and April 30, 2014 for expert discovery. If this case is resolved adversely to us, it could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Class Action and Derivative Lawsuits

In re VeriFone Holdings, Inc. Securities Litigation

On or after December 4, 2007, several securities class action claims were filed against us and certain of our officers, former officers, and a former director. These lawsuits were consolidated in the U.S. District Court for the Northern District of California and are currently captioned as In re VeriFone Holdings, Inc. Securities Litigation, C 07-6140 EMC. The original actions were: Eichenholtz v. VeriFone Holdings, Inc. et al., C 07-6140 EMC; Lien v. VeriFone Holdings, Inc. et al., C 07-6195 JSW; Vaughn et al. v. VeriFone Holdings, Inc. et al., C 07-6197 VRW (Plaintiffs voluntarily dismissed this complaint on March 7, 2008); Feldman et al. v. VeriFone Holdings, Inc. et al., C 07-6218 MMC; Cerini v. VeriFone Holdings, Inc. et al., C 07-6228 SC; Westend Capital Management LLC v. VeriFone Holdings, Inc. et al., C 07-6237 MMC; Hill v. VeriFone Holdings, Inc. et al., C 07-6238 MHP; Offutt v. VeriFone Holdings, Inc. et al., C 07-6241 JSW; Feitel v. VeriFone Holdings, Inc., et al., C 08-0118 CW. On August 22, 2008, the court appointed plaintiff National Elevator Fund lead plaintiff and its attorneys lead counsel. Lead plaintiff filed its consolidated amended class action complaint on October 31, 2008, which asserts claims under the Securities Exchange Act Sections 10(b), 20(a), and 20A and SEC Rule 10b-5 for securities fraud and control person liability against us and certain of our current and former officers and directors, based on allegations that we and the individual defendants made false or misleading public statements regarding our business and operations during the putative class periods, and seeks unspecified monetary damages and other relief. We filed our motion to dismiss on December 31, 2008. The court granted our motion on May 26, 2009 and dismissed the consolidated amended class action complaint with leave to amend within 30 days of the ruling. The proceedings were stayed pending a mediation held in October 2009 at which time the parties failed to reach a mutually agreeable settlement. Lead plaintiff's first amended complaint was filed on December 3, 2009 followed by a second amended complaint filed on January 19, 2010. We filed a motion to dismiss the second amended complaint and the hearing on our motion was held on May 17, 2010. In July 2010, prior to any court ruling on our motion, lead plaintiff filed a motion for leave to file a third amended complaint on the basis that it had newly obtained evidence. Pursuant to a briefing schedule issued by the court we submitted our motion to dismiss the third amended complaint and lead plaintiff filed its opposition, following which the court took the matter under submission without further hearing. On March 8, 2011, the court ruled in our favor and dismissed the consolidated securities class action without leave to amend. On April 5, 2011, lead plaintiff filed its notice of appeal of the district court's ruling to the U.S. Court of Appeals for the Ninth Circuit. On June 24 and June 27, 2011, lead plaintiff dismissed its appeal as against defendants Paul Periolat, William Atkinson, and Craig Bondy. Lead plaintiff filed its opening brief on appeal on July 28, 2011. We filed our answering brief on September 28, 2011 and lead plaintiff filed its reply brief on October 31, 2011. A hearing on oral arguments for this appeal was held before a judicial panel of the Ninth Circuit on May 17, 2012. On December 21, 2012, the Ninth Circuit issued its opinion reversing the district court's dismissal of the consolidated shareholder securities class actions against us and certain of our officers and directors, with the exception of the dismissal of lead plaintiff's claims under Section 20(a) of the Securities Exchange Act, which the Ninth Circuit affirmed. On January 4, 2013, we filed a petition for en banc rehearing with the Ninth Circuit. On January 30, 2013, the Ninth Circuit denied the petition for rehearing. On February 8, 2013, the Ninth Circuit issued a mandate returning this case to the U.S. District Court for the Northern District of California for further proceeding on lead plaintiff's claims, except for the dismissed Section 20(a) claim.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 9, 2013, we entered into a stipulation of settlement in this consolidated shareholder securities class action with and among the other defendants and the lead plaintiff therein. The settlement is subject to various customary conditions, including preliminary approval by the U.S. District Court for the Northern District of California, notice to class members, class member opt-out thresholds and final approval by the court. If the settlement becomes final, the total settlement consideration paid for the benefit of the settlement class would be $95.0 million, plus a potential contingent adjustment as discussed below. We have coverage from our insurance carriers for this settlement consideration in the amount of approximately $33.8 million. The net amount of approximately $61.2 million (excluding the contingent adjustment) would be paid by us. On October 15, 2013, the court entered an order preliminarily approving the settlement. The hearing on final approval of the settlement is scheduled to be held on February 6, 2014. On November 5, 2013, we deposited approximately $61.2 million, and our insurance carriers have deposited the remaining portion, of the $95.0 million settlement consideration into an escrow account for the settlement. We expect that, subject to the final court approval and the maximum opt-out condition being met, the funds in the escrow account will be released during our second fiscal quarter ending April 30, 2014.

The contingent adjustment provides that if we are “acquired” on or before April 15, 2014, which is six months from the court’s order preliminarily approving the settlement, the settlement amount would be increased by a percentage equal to the percentage increase, if any, (i) in the case of a tender offer or merger, between the per-share acquisition price and the closing price of our shares on the date immediately prior to the public announcement of the acquisition multiplied, in the case of a transaction for less than 100% of our shares, by the percentage of shares being acquired or sold, or (ii) in the case of the sale of substantially all of the assets, between the total amount of consideration received by us and our market capitalization based on the closing price of our shares on the date immediately prior to the public announcement of the transaction, in each case up to a maximum increase of $7.0 million. This provision also applies if an acquisition is publicly announced within such six month period so long as the acquisition closes thereafter. For purposes of the settlement, the term “acquired” means: (i) the acquisition of at least a majority of the issued and outstanding shares of our common stock by a third-party in a tender offer or exchange offer or merger with us; or (ii) the acquisition by a third-party (other than our affiliate or our stockholders) of all or substantially all of the our assets.

We have denied and continue to deny each and all of the claims alleged in the consolidated shareholder securities class action. Nonetheless, we have agreed to the settlement to eliminate the uncertainty, distraction, burden and expense of further litigation. The finalization of this settlement remains subject to the conditions described above. This settlement, when finalized, also applies to members of the putative class of plaintiffs in the Israel Class Action described below. As of October 31, 2013, we have accrued $71.2 million for this matter, which is included in Accruals and other current liabilities on our Consolidated Balance Sheets. In addition, as of October 31, 2013, a $10.0 million receivable was included in Prepaid expenses and other current assets on our Consolidated Balance Sheets, which as of such date was the remaining amount of our insurance carriers contribution that had yet to be deposited into the settlement escrow account. Such amount has since been deposited into the settlement escrow account by our insurance carriers.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 31, 2008, the state derivative plaintiffs filed their consolidated derivative complaint in the Superior Court of California, County of Santa Clara naming us as a nominal defendant and bringing claims for insider selling, breach of fiduciary duty, unjust enrichment, waste of corporate assets and aiding and abetting breach of fiduciary duty against certain of our current and former officers and directors and our largest stockholder as of October 31, 2008, GTCR Golder Rauner LLC. On February 18, 2009, plaintiff Catholic Medical Mission Board voluntarily dismissed itself from the action. In November 2008, we filed a motion to stay the state court action pending resolution of the parallel federal actions, and the parties agreed by stipulation to delay briefing on the motion to stay until after the issue of demand futility was resolved in the federal derivative case. On June 2, 2011, the court entered a stipulated order requiring the parties to submit a case status report on August 1, 2011 and periodically thereafter. The parties submitted status reports to the court through February 1, 2013 as requested by the court. On January 30, 2013, counsel for plaintiff informed us that Mr. Carpel, the nominal plaintiff, had sold his shares in the company and therefore no longer had standing to maintain a derivative action against us. On February 15, 2013, plaintiff filed a motion for leave to publish notice to our stockholders seeking a new nominal plaintiff. On May 10, 2013, the court adopted its tentative order granting the motion to publish notice, which was formally entered on May 17, 2013. Under the terms of the order, the parties were ordered to publish notice of the potential dismissal of the action and any qualifying shareholder who wishes to intervene must notify the court within ninety days from the formal entry of the order. Otherwise, the action will be dismissed. On August 14, 2013, counsel for the former nominal plaintiff, Mr. Carpel, filed a notice of intent to substitute a new nominal plaintiff, Joel Gerber, into the action. On September 16, 2013, counsel for former plaintiff Carpel filed a motion to substitute a new plaintiff, Joel Gerber, into the action. On October 16, 2013, the court granted the motion and deemed the amended complaint filed as of the same date. Pursuant to the parties’ stipulation, VeriFone’s demurrer to the amended complaint is due on January 21, 2014 and a hearing on the demurrer is scheduled for April 11, 2014.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On November 13, 2011, plaintiff filed an amended application for leave to appeal addressing the Israeli District Court's ruling. We filed an amended response on December 28, 2011. On January 1, 2012, the Israeli Supreme Court ordered consideration of the application by three justices. On July 2, 2012, the Israeli Supreme Court ordered us to file an updated notice on the status of the proceedings in the U.S. securities class action then pending in the U.S. Court of Appeals for the Ninth Circuit by October 1, 2012. On October 11, 2012, we filed an updated status notice in the Israeli Supreme Court on the proceedings in the U.S. securities class action pending at the time in the U.S. Court of Appeals for the Ninth Circuit. On January 9, 2013, the Israeli Supreme Court held a further hearing on the status of the appeal in the U.S. Court of Appeals for the Ninth Circuit and recommended that the parties meet and confer regarding the inclusion of the Israeli plaintiffs in the federal class action pending in the U.S. On February 10, 2013, the Israeli Supreme Court issued an order staying the case pursuant to the joint notice submitted to the court by the parties on February 4, 2013. The plaintiff and putative class members in this action are included in the stipulated settlement of the federal securities class action, In re VeriFone Holdings, Inc., disclosed above unless an individual plaintiff opts out.

In re VeriFone Securities Litigation

On March 7, 2013, a putative securities class action was filed in the U.S. District Court for the Northern District of California against us and certain of our current and former officers alleging claims in connection with our February 20, 2013 announcement of preliminary financial results for the fiscal quarter ended January 31, 2013. The action, captioned Sanders v. VeriFone Systems, Inc. et al., Case No. C 13-1038, and subsequently re-captioned In re VeriFone Securities Litigation, is brought on behalf of a putative class of purchasers of VeriFone securities between December 14, 2011 and February 19, 2013 and asserts claims under the Securities Exchange Act Sections 10(b) and 20(a) and SEC Rule 10b-5 for securities fraud and control person liability. The claims are brought against us and certain of our former officers, and are based on allegations that we and the individual defendants made false or misleading public statements regarding our business, operations, and financial controls during the putative class period. The complaint seeks unspecified monetary damages and other relief. Two additional class actions related to the same matter (Laborers Local 235 Benefit Funds v. VeriFone Systems, Inc. et al., Case No. CV 13-1676 and Bland v. VeriFone Systems, Inc. et al., Case No. CV 13-1853) were filed in April 2013. On May 6, 2013, several putative plaintiffs and plaintiffs' law firms filed motions to consolidate these three securities class actions and requesting appointment as lead plaintiff and lead counsel, respectively. The plaintiffs in Laborers Local 235 Benefit Funds v. VeriFone Systems, Inc. et al. and Bland v. VeriFone Systems, Inc. et al. voluntarily dismissed their respective actions, without prejudice, on July 10, 2013 and July 17, 2013, respectively, and filed motions to be appointed lead plaintiff in the action previously captioned Sanders v. VeriFone Systems, Inc. et al. On October 7, 2013, the court entered an order appointing the Selz Funds as lead plaintiffs and appointing Gold Bennett Cera & Sidener LLP as lead counsel. Lead plaintiffs' first amended complaint was filed on December 16, 2013.

Dolled v. Bergeron et al.

On April 19, 2013, a derivative action, Dolled v. Bergeron et al., Case No. 113-CV-245056, was filed in the Superior Court of California, County of Santa Clara in connection with our February 20, 2013 announcement of preliminary financial results for the fiscal quarter ended January 31, 2013. The action, brought derivatively on behalf of VeriFone, names VeriFone as a nominal defendant and brings claims for insider selling, breach of fiduciary duty and unjust enrichment variously against certain of our current and former officers and directors. The complaint seeks unspecified monetary damages, restitution and disgorgement of profits and compensation paid to defendants, injunctive relief directing us to reform its corporate governance, and payment of the plaintiff's costs and attorneys' fees. On May 30, 2013, the court entered the parties' stipulation and proposed order, which appointed plaintiff and plaintiff's counsel as lead plaintiff and lead counsel, respectively, in the consolidated action, captioned In re VeriFone Systems, Inc. Derivative Litigation. The next case management conference is scheduled for January 31, 2014.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Zoumboulakis v. McGinn et al.

On May 24, 2013, a federal derivative action, Zoumboulakis v. McGinn et al., Case No. 13-CV-02379, was filed in the U.S. District Court for the Northern District of California against certain current and former directors and officers derivatively on our behalf. The complaint, which names us as a nominal defendant, alleges breach of fiduciary duty and abuse of control and asserts claims under Section 14(a) of the Securities Exchange Act of 1934 for false or misleading financial statements and proxy statement disclosures. The complaint seeks unspecified monetary damages, including exemplary damages, restitution from defendants, injunctive relief directing us to make certain corporate governance reforms, and payment of the plaintiff's costs and attorneys' fees. On August 12, 2013, the court entered defendants' motion seeking to relate this action to the pending shareholder class action, Sanders v. VeriFone Systems, Inc. et al. On October 31, 2013, the court entered a stipulation and order setting a December 31, 2013 deadline for the filing of an amended complaint and setting a January 30, 2014 deadline for defendants to move or answer. An initial case management conference is scheduled for January 17, 2014.

If any of these class action or derivative lawsuits are resolved adversely to us, it could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Other Litigation

After termination of their services, several former contractors of one of our Brazilian subsidiaries filed individual lawsuits in the Labor Court of São Paulo against the subsidiary alleging an employer-employee relationship and wrongful termination, and claiming, among other damages, statutorily-imposed salaries, vacations, severance and bonus amounts, social contributions and penalties and moral damages. In October 2012, we received a partially unfavorable judgment for one of these lawsuits, with the court ruling that an employer-employee relationship existed. Both we and the plaintiff have appealed this first level administrative ruling. In March 2013, we received a partially favorable ruling with respect to such appeal, and we have further appealed the unfavorable portions of this ruling. In October 2012, without admitting any wrongdoing or violation of law, we settled one of these lawsuits for a cash payment. The amount of this settlement is not material to our results of operations and has been recorded in our results of operations for the fiscal year ended October 31, 2012. We also agreed, without admitting any wrongdoing or violation of law, to a settlement with the plaintiff of another of these lawsuits. The settlement, however, was not approved by the labor court and both parties have appealed such ruling. The amount of this proposed settlement is not material to our results of operations and was recorded in our results of operations for the three months ended April 30, 2013. While the plaintiffs in these proceedings have made similar allegations, some of these lawsuits are in the earlier stage of proceedings with some not having reached the discovery stage. Our evaluation of these proceedings with Brazilian labor counsel is ongoing, and we intend to vigorously defend these actions. Based on our review and understanding of the available facts and circumstances related to these matters and applicable Brazilian labor laws, we believe that it is probable that we may not prevail as to one or more of these claims against us. As of October 31, 2013, we have accrued 5.4 million Brazilian reais (approximately $2.5 million at the foreign exchange rate as of October 31, 2013), including estimated accrued interest, in Sales and marketing operating expenses, based on our current assessment of these matters.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

See additional disclosures under the caption “Disclosures of Iranian Activities under Section 13(r) of the Securities Exchange Act of 1934” in Item I, Business of this Annual Report on Form 10-K.

Income Tax Uncertainties

As of October 31, 2013, the amount payable for unrecognized tax benefits was $66.9 million, including accrued interest and penalties, none of which is expected to be paid within one year. This amount is included in Other long-term liabilities in our Consolidated Balance Sheets as of October 31, 2013. We are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur.

Note 11. Segment and Geographic Information

Segment Information

Our operating segments are Americas, EMEA, and ASPAC. Our chief operating decision maker evaluates the performance of our operating segments based on net revenues and operating income (loss). We do not separately evaluate assets by segment, and therefore assets by segment are not presented below. Net revenues and operating income (loss) of each segment reflect net revenues and expenses that are directly attributable to that segment. Net revenues and expenses not allocated to segment net revenues and segment operating income (loss) include amortization of purchased intangible assets, increase to fair value (step-up) of inventory at acquisition, fair value decrease (step-down) in deferred revenue at acquisition, some inventory reserves, asset impairments, stock-based compensation, litigation loss contingency expense, acquisition-related costs, integration expenses, and restructuring costs, as well as corporate research and development, sales and marketing, and administrative expenses.

The following table sets forth net revenues for our reportable segments and reconciles segment net revenues to total net revenues (in thousands):

	Years Ended October 31,
	2013	2012	2011
Segment net revenues:
Americas	$794,261	$903,764	$762,976
EMEA	704,657	771,469	419,586
ASPAC	210,333	211,107	126,946
Total segment net revenues	1,709,251	1,886,340	1,309,508
Net revenues not allocated to segment net revenues:
Amortization of step-down in deferred revenue at acquisition	(5,058)	(20,369)	(5,642)
Other net revenues not allocated to segments	(1,972)	—	—
Total net revenues	$1,702,221	$1,865,971	$1,303,866

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth operating income for our reportable segments and reconciles segment operating income to consolidated operating income (loss) (in thousands):

	Years Ended October 31,
	2013	2012	2011
Operating income by segment:
Americas	$219,199	$287,690	$250,234
EMEA	188,443	221,683	124,157
ASPAC	38,569	50,148	25,575
Total segment operating income	446,211	559,521	399,966
Net revenues and expenses not allocated to segment operating income:
Net revenues not allocated to segment net revenues	(7,030)	(20,369)	(5,642)
Amortization of purchased intangible assets	(140,899)	(124,263)	(33,987)
Stock-based compensation expense	(48,851)	(44,554)	(34,144)
Litigation loss contingency expense	(64,371)	(17,632)	—
Depreciation expense	(14,598)	(14,465)	(11,996)
Other expenses not allocated to segments	(236,816)	(190,693)	(208,487)
Total operating income (loss)	$(66,354)	$147,545	$105,710

Our goodwill by reportable segment was as follows (in thousands):

	October 31,
	2013	2012
Americas	$189,450	$190,516
EMEA	973,260	933,888
ASPAC	89,762	54,977
Total goodwill	$1,252,472	$1,179,381

Our depreciation and amortization expense for fixed assets by segments was as follows (in thousands):

	Years Ended October 31,
	2013	2012	2011
Americas	$7,904	$6,214	$4,963
EMEA	29,150	23,889	4,912
ASPAC	3,102	1,363	477
Unallocated	14,598	14,465	11,996
Total depreciation and amortization expense	$54,754	$45,931	$22,348

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Information

Our net revenues, by country with net revenues over 10% of total net revenues, were as follows (in thousands):

	Years Ended October 31,
	2013	2012	2011
United States	$482,820	$509,243	$460,491
Brazil	151,964	211,543	175,922
Other countries	1,067,437	1,145,185	667,453
Total net revenues	$1,702,221	$1,865,971	$1,303,866

Net revenues are allocated to countries based on the shipping destination or service delivery location of customer orders.

Fixed assets, net, by country with fixed assets over 10% of total fixed assets, were as follows (in thousands):

	October 31,
	2013	2012
United States	$55,825	$39,527
United Kingdom	21,615	32,674
Sweden	15,087	16,523
Israel	13,535	12,510
Other countries	66,125	45,569
Fixed assets, net	$172,187	$146,803

VERIFONE SYSTEMS, INC.
Selected Quarterly Results of Operations (Unaudited)

The following selected quarterly data should be read in conjunction with our Consolidated Financial Statements and accompanying notes appearing in this Item 8, Financial Statements and Supplementary Data, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. This information has been derived from our unaudited Consolidated Financial Statements that, in our opinion, reflect all recurring adjustments necessary to fairly present our financial information when read in conjunction with our Consolidated Financial Statements and Notes. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

The tables below sets forth selected unaudited financial data for each quarter for the last two fiscal years (in thousands, except for per share amounts):

	Year Ended October 31, 2013
	First Quarter	Second Quarter (1)	Third Quarter	Fourth Quarter (2)
Net revenues	$428,747	$426,287	$415,973	$431,214
Gross margin	171,962	154,306	154,940	163,981
Operating income (loss)	21,735	(69,569)	(2,719)	(15,801)
Consolidated net income (loss)	11,710	(57,029)	(1,890)	(247,792)
Net income (loss) attributable to VeriFone Systems, Inc. stockholders	$11,838	$(58,376)	$(1,877)	$(247,640)

Basic net income (loss) per share	$0.11	$(0.54)	$(0.02)	$(2.26)
Diluted net income (loss) per share	$0.11	$(0.54)	$(0.02)	$(2.26)

	Year Ended October 31, 2012
	First Quarter (3)	Second Quarter (4)	Third Quarter	Fourth Quarter
Net revenues	$419,524	$472,018	$489,050	$485,379
Gross margin	156,638	192,159	207,507	199,537
Operating income	21,920	18,084	56,077	51,464
Consolidated net income (loss)	(2,774)	3,409	37,779	27,889
Net income (loss) attributable to VeriFone Systems, Inc. stockholders	$(3,124)	$3,477	$37,695	$26,985

Basic net income (loss) per share	$(0.03)	$0.03	$0.35	$0.25
Diluted net income (loss) per share	$(0.03)	$0.03	$0.34	$0.24

(1)
The second fiscal quarter of 2013 includes a $69.0 million litigation loss contingency expense related to litigation matters, primarily the pending securities class action captioned, In re VeriFone Holdings, Inc. Securities Litigation, and the related Israel class action. For further information, see Note 10, Commitments and Contingencies, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

(2)
The fourth fiscal quarter of 2013 includes a $245.0 million valuation allowance against a significant portion of our deferred tax assets. For further information, see Note 5, Income Taxes, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

(3)
The first fiscal quarter of 2012 includes the results of operations of Point for approximately one month, as well as a $22.5 million foreign currency loss related to the Point acquisition. For further information, see Note 2, Business acquisitions, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

(4)
The second fiscal quarter of 2012 includes a $17.6 million patent litigation loss contingency expense as a result of an unfavorable jury verdict in an ongoing patent infringement action. For further information, see Note 10, Commitments and Contingencies, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last three fiscal years.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, or the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the U.S. Securities and Exchange Commission. Based on management's evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, are designed to and are effective to, provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed our internal control over financial reporting as of October 31, 2013, the end of our fiscal year. Management based its assessment on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

The effectiveness of our internal control over financial reporting as of October 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

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

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
In addition to the information set forth under the caption “Executive Officers” in Part I of this Annual Report on Form 10-K, the information required by this Item is expected to be in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders (the “Proxy Statement”), which we expect to be filed within 120 days of the end of our fiscal year ended October 31, 2013 and is incorporated herein by reference.

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
The following documents are filed as part of this Annual Report on Form 10-K:
1. Consolidated Financial Statements
The consolidated financial statements required to be filed in the Annual Report on Form 10-K and other supplemental financial information required by Item 302 of Regulation S-K are included in Item 8, Financial Statements and Supplementary Data, included elsewhere in this Annual Report on Form 10-K.
2. Financial Statement Schedule
All financial statement schedules have been omitted because the required information is not present or not present in amounts sufficient to require the submission of schedules, or because the information required is included in our Consolidated Financial Statements and Notes thereto.
3. Exhibits The documents set forth below are filed herewith or incorporated by reference to the location indicated.

Exhibits

Exhibit Number	Description
2.1(18)	Agreement and Plan of Merger, dated as of November 17, 2010, among Hypercom Corporation, VeriFone Systems, Inc. and Honey Acquisition Company.

2.2(18)	Support Agreement, dated as of November 17, 2010, among FP Hypercom Holdco, LLC, Francisco Partners II, L.P., VeriFone Systems, Inc. and Honey Acquisition Company.

3.1(19)	Amended and Restated Certificate of Incorporation of VeriFone as amended.

3.2(27)	Amended and Restated Bylaws of VeriFone.

4.1(3)	Specimen Common Stock Certificate; reference is made to Exhibit 3.1.

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

4.5(11)	Indenture related to the senior convertible notes due 2012, dated as of June 22, 2007, between VeriFone Holdings, Inc. and U.S. Bank National Association, as trustee.

4.6(11)	Registration Rights Agreement, dated as of June 22, 2007, between VeriFone Holdings, Inc. and Lehman Brothers Inc. and J.P. Morgan Securities Inc.

10.1(2)
Purchase Agreement, dated as of July 1, 2002, by and among VeriFone Holdings, Inc., GTCR Fund VII, L.P., GTCR Co-Invest, L.P., TCW/Crescent Mezzanine Partners III, L.P., TCW/Crescent Mezzanine Trust III, TCW/Crescent Mezzanine Partners III Netherlands, L.P. and TCW Leveraged Income Trust IV, L.P.

10.1.1(4)	Form of Amendment No. 1 to Purchase Agreement.

10.2(1)+	Senior Management Agreement, dated as of July 1, 2002, among VeriFone Holdings, Inc., VeriFone, Inc. and Douglas G. Bergeron.

Exhibit Number	Description

10.2.1(2)+	Amendment to Senior Management Agreement, dated as of June 29, 2004, by and among VeriFone Holdings, Inc., VeriFone, Inc. and Douglas G. Bergeron.

10.3(1)+	Amendment to Senior Management Agreement, dated as of December 27, 2004, by and among VeriFone Holdings, Inc., VeriFone, Inc. and Douglas Bergeron.

10.4(1)+	2002 Securities Purchase Plan.

10.5(1)+	New Founders’ Stock Option Plan.

10.6(3)+	Outside Directors’ Stock Option Plan.

10.7(1)	Patent License Agreement, effective as of November 1, 2004, by and between NCR Corporation and VeriFone, Inc.

10.8(6)+	2005 Employee Equity Incentive Plan.

10.9(5)+	Form of Indemnification Agreement.

10.10(25)+	Amended and Restated VeriFone Systems, Inc. (formerly, VeriFone Holdings, Inc.) 2006 Equity Incentive Plan.

10.11(7)+	Amended and Restated VeriFone Bonus Plan.

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

10.13(9)+	Lipman Electronic Engineering Ltd. 2003 Stock Option Plan.

10.14(9)+	Lipman Electronic Engineering Ltd. 2004 Stock Option Plan.

10.15(9)+	Lipman Electronic Engineering Ltd. 2004 Share Option Plan.

10.16(9)+	Amendment to Lipman Electronic Engineering Ltd. 2004 Share Option Plan.

10.17(9)+	Lipman Electronic Engineering Ltd. 2006 Share Incentive Plan.

10.18(10)+	Amended and Restated Employment Agreement, dated January 4, 2007, among VeriFone Holdings, Inc., VeriFone, Inc., and Douglas G. Bergeron.

Exhibit Number	Description

10.19(11)	Confirmation of Convertible Note Hedge Transaction, dated June 18, 2007, by and between VeriFone Holdings, Inc. and Lehman Brothers OTC Derivatives Inc.

10.20(11)	Confirmation of Convertible Note Hedge Transaction, dated June 18, 2007, by and between VeriFone Holdings, Inc. and JPMorgan Chase Bank, National Association, London Branch.

10.21(11)	Confirmation of Warrant Transaction, dated June 18, 2007, by and between VeriFone Holdings, Inc. and Lehman Brothers OTC Derivatives Inc.

10.22(11)	Confirmation of Warrant Transaction, dated June 18, 2007, by and between VeriFone Holdings, Inc. and JPMorgan Chase Bank, National Association, London Branch.

10.23(11)	Amendment to Confirmation of Warrant Transaction, dated June 21, 2007, by and between VeriFone Holdings, Inc. and Lehman Brothers OTC Derivatives Inc.

10.24(11)	Amendment to Confirmation of Warrant Transaction, dated June 21, 2007, by and between VeriFone Holdings, Inc. and JPMorgan Chase Bank, National Association, London Branch.

10.25(12)+	Confidential Separation Agreement, dated August 2, 2007, between VeriFone Holdings, Inc. and William G. Atkinson

10.26(13)	First Amendment and Waiver to Credit Agreement, dated as of January 25, 2008.

10.27(14)	Second Amendment to Credit Agreement, dated as of April 28, 2008.

10.28(15)	Third Amendment to Credit Agreement, dated as of July 31, 2008.

10.29(16)+	Offer Letter between VeriFone Holdings, Inc. and Robert Dykes.

10.30(16)+	Severance Agreement, dated September 2, 2008, between VeriFone Holdings, Inc. and Robert Dykes.

10.31(17)+	Amended and Restated Employment Agreement, Dated as of April 8, 2009, among VeriFone Holdings, Inc., VeriFone, Inc. and Douglas G. Bergeron.

10.32(20)	Sale and Purchase Agreement dated November 12, 2011 by and between Point Luxembourg Holding S.À.R.L. and Electronic Transactions Group Limited, as Sellers, and VeriFone Nordic AB, as Purchaser.

10.33(21)
Credit Agreement, dated as of December 28, 2011, by and among, inter alia,VeriFone, Inc., VeriFone Intermediate Holdings Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.34(21)	Security Agreement, dated as of December 28, 2011, by and among JPMorgan Chase Bank, N.A., in its capacity as the Collateral Agent, and the VeriFone parties.

Exhibit Number	Description

10.35(21)	Pledge Agreement, dated as of December 28, 2011, by and among the VeriFone parties and JPMorgan Chase Bank, N.A., in its capacity as the Collateral Agent.

10.36(21)	Guaranty, dated as of December 28, 2011, executed by each of the Guarantors party thereto in favor of JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent.

10.37(22)
Additional Credit Extension Amendment, dated as of October 15, 2012, by and among VeriFone, Inc., VeriFone Intermediate Holdings, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.38(23)	Offer Letter between the Company and Marc E. Rothman.

10.39(23)	Form of Restricted Stock Unit Award Notice.

10.40(23)	Separation Agreement between the Company and Robert Dykes.

10.41(24)+	Letter Agreement, dated March 11, 2013, by and among VeriFone Systems, Inc., VeriFone, Inc. and Douglas G. Bergeron.

10.42(24)+	Letter Agreement, dated March 14, 2013, by and among VeriFone Systems, Inc., VeriFone, Inc. and Richard A. McGinn.

10.43(26)
Credit Agreement Amendment, dated as of July 19, 2013, by and among VeriFone, Inc., VeriFone Intermediate Holdings, Inc., the Lenders party hereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.44(28)+	Offer Letter, dated September 15, 2013, between the Company and Paul Galant.

10.45(28)+	Executive Severance Policy.

21.1*	List of subsidiaries of VeriFone.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

Exhibit Number	Description

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.

**
XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(1)	Filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed February 23, 2005.

(2)	Filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed March 28, 2005.

(3)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed April 18, 2005.

(4)	Filed as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed April 21, 2005.

(5)	Filed as an exhibit to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed April 29, 2005.

(6)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-124545), filed May 2, 2005.

(7)	Filed as an appendix to the Registrant’s Definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, filed May 19, 2011.

(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed November 1, 2006.

(9)	Incorporated by reference in the Registrant’s Registration Statement on Form S-8 (File No. 333-138533), filed November 9, 2006.

(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed January 4, 2007.

(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed June 22, 2007.

(12)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed August 3, 2007.

(13)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed January 29, 2008.

(14)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed April 29, 2008.

(15)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed July 31, 2008.

(16)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed September 3, 2008.

(17)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed April 9, 2009.

(18)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed November 19, 2010.

(19)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K, filed December 21, 2010.

(20)	Filed as an exhibit to the Registrant's Annual Report on Form 10-Q, filed March 9, 2012.

(21)	Filed as an exhibit to the Registrant's Current Report on Form 8-K, filed January 4, 2012.

(22)	Filed as an exhibit to the Registrant's Current Report on Form 8-K, filed October 15, 2012.

(23)	Filed as an exhibit to the Registrant's Current Report on Form 8-K, filed February 4, 2013.

(24)	Filed as an exhibit to the Registrant's Current Report on Form 8-K, filed March 15, 2013.

(25)	Filed as an appendix to the Registrant’s Definitive Proxy Statement for its 2013 Annual Meeting of Stockholders, filed June 20, 2013.

(26)	Filed as an exhibit to the Registrant's Current Report on Form 8-K, filed June 19, 2013.

(27)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed September 5, 2013.

(28)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed September 23, 2013.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIFONE SYSTEMS, INC.

BY:	/S/ PAUL S. GALANT
Paul S. Galant
Chief Executive Officer
December 18, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ PAUL S. GALANT	Chief Executive Officer	December 18, 2013
Paul S. Galant	(principal executive officer)

/s/ MARC E. ROTHMAN	Executive Vice President and Chief Financial Officer	December 18, 2013
Marc E. Rothman	(principal financial and accounting officer)

/s/ ROBERT W. ALSPAUGH	Director	December 18, 2013
Robert W. Alspaugh

/s/ LESLIE G. DENEND	Chairman of the Board of Directors	December 18, 2013
Leslie G. Denend

/s/ ALEX W. HART	Director	December 18, 2013
Alex W. Hart

/s/ ROBERT B. HENSKE	Director	December 18, 2013
Robert B. Henske

/s/ RICHARD A. MCGINN	Director	December 18, 2013
Richard A. McGinn

/s/ WENDA HARRIS MILLARD	Director	December 18, 2013
Wenda Harris Millard

/s/ EITAN RAFF	Director	December 18, 2013
Eitan Raff

/s/ JEFFREY E. STIEFLER	Director	December 18, 2013
Jeffrey E. Stiefler