Form 10-K/A
period 2013-10-31
VERIFONE SYSTEMS, INC.
filed 2014-02-28
CIK 1312073

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

There were 111,098,268 shares of the registrant’s common stock issued and outstanding as of the close of business on February 14, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

VERIFONE SYSTEMS, INC.

FORM 10-K/A

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends the Annual Report on Form 10-K of VeriFone Systems, Inc. (the “Company,” “VeriFone,” or “we”) for the fiscal year ended October 31, 2013 as originally filed with the Securities and Exchange Commission (the “SEC”) on December 19, 2013 (the “Original Filing”). This Form 10-K/A amends the Original Filing to replace in its entirety the information provided in Part III of the Original Filing, which was previously expected to be incorporated by reference from our 2014 Annual Meeting Proxy Statement. In addition, this Form 10-K/A amends Item 15 of Part IV of the Original Filing to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended. Because this Form 10-K/A includes no financial statements, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Directors

Our Board currently consists of nine members, with Dr. Leslie G. Denend serving as our non-executive chairman since October 1, 2013. Each director serves for a one-year term until the following annual meeting of stockholders and until his or her successor has been elected and qualified or until his or her earlier resignation or removal. Certain biographical information regarding our current directors is set forth below. In each individual’s biography we have highlighted specific experience, qualifications, and skills that led the Board to conclude that each individual should continue to serve as a director of our Board. In addition to these specific attributes, all of our directors have public company leadership experience, significant expertise in one or more areas of importance to our business and have high-level managerial experience in relatively complex organizations or are accustomed to dealing with complex problems. We believe all of our directors are individuals of high character and integrity, are able to work well with others, and have sufficient time to devote to the affairs of our company.

Robert W. Alspaugh. Mr. Alspaugh, age 66, has served as a director since September 2008. From 2002 to 2006, Mr. Alspaugh served as CEO of KPMG International and from 1998 to 2002, Mr. Alspaugh served as Deputy Chairman and Chief Operating Officer of KPMG’s U.S. Practice. He joined KPMG in the Denver office in 1969 and was elected partner in 1978. In addition to providing more than ten years of service on the management committee and four years on the board of directors of KPMG, Mr. Alspaugh served on the board of KPMG International and was responsible for implementing the strategy of the global organization, which included member firms in 150 countries and more than 100,000 employees. Mr. Alspaugh holds a BBA degree (summa cum laude) in accounting from Baylor University. Mr. Alspaugh is currently a member of the boards of directors of Ball Corp., a supplier of metal and plastic packaging for beverages, food and household products, and of aerospace technologies and services to defense and civilian government agencies and Autoliv, Inc., a developer, manufacturer and supplier of safety systems to the automotive industry. Mr. Alspaugh also serves on the boards of directors of DSG Technologies, Inc. and Triton Container International, Ltd., both privately-held companies. Among other skills and qualifications, Mr. Alspaugh brings to our Board substantial global financial management and accounting expertise which is relevant to our business and has led the Board to determine that he is an “audit committee financial expert” as defined by the SEC. Additionally, Mr. Alspaugh’s extensive global management and leadership experience is relevant to his oversight role on our Audit Committee given the global nature of our operations and the related complexities. Mr. Alspaugh serves as the Chairman of our Audit Committee and serves on our Corporate Governance and Nominating Committee. Mr. Alspaugh serves as the chairman of the audit committees of Triton Container, Autoliv and Ball Corp. He also serves on the compliance committee for Autoliv and the finance committee for Ball Corp.

Leslie G. Denend. Dr. Denend, age 72, has served as non-executive Chairman of our Board since October 1, 2013 and as a director since January 2005. Dr. Denend served as interim non-executive Chairman of our Board from March 12, 2013 to September 30, 2013. Dr. Denend was President of Network Associates, Inc., from December 1997 until May 1998. Since 1998, Dr. Denend has served on the boards of numerous public and private companies. Dr. Denend also was President and CEO of Network General Corporation from February 1993 until December 1997 and Chairman, President and CEO of Vitalink Communications Corporation from October 1990 until its acquisition by Network Systems Corp. in June 1991. Dr. Denend remained as a business unit president at Network Systems Corp. until December 1992. He was EVP at 3Com Corporation from January 1989 until October 1990. He was also a partner in McKinsey and Company from December 1984 until January 1989. Dr. Denend served as Executive Assistant to the Executive Director of the Council on International Economic Policy in the Executive Office of the President from August 1974 until August 1975, as a member of the National Security Council Staff from June 1977 until 1979, when he became the Special Assistant to the Assistant to the President for National Security Affairs, until January 1981. Dr. Denend also served as Deputy Director of the Cabinet Council on Economic Affairs from May 1982 until June 1983. Dr. Denend earned a Ph.D.

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

Paul Galant. Mr. Galant, age 46, has served as our CEO and a director since October 1, 2013. Prior to joining VeriFone, Mr. Galant served as the CEO of Citigroup Inc.’s Enterprise Payments business since 2010. In this role, Mr. Galant oversaw the design, marketing and implementation of global business-to-consumer and consumer-to-business digital payments solutions. From 2009, Mr. Galant served as CEO of Citi Cards, heading Citigroup’s North American and International Credit Cards business. From 2007 to 2009, Mr. Galant served as CEO of Citi Transaction Services, a division of Citi’s Institutional Clients Group. From 2002 to 2007, Mr. Galant was the Global Head of the Cash Management business, one of the largest processors of payments globally. Mr. Galant joined Citigroup, a multinational financial services corporation, in 2000. Prior to joining Citigroup, Mr. Galant held positions at Donaldson, Lufkin & Jenrette, Smith Barney, and Credit Suisse. Mr. Galant holds a Bachelor’s degree from Cornell University where he graduated a Phillip Merrill Scholar. Mr. Galant brings to our Board of Directors, among other skills and qualifications, leadership and expertise with respect to global payments solutions, broad knowledge of the payments and financial services industries, and leadership and management of complex, global organizations.

Alex W. (Pete) Hart. Mr. Hart, age 73, has served as a director since July 2006. Mr. Hart has been an independent consultant to the financial services industry since November 1997. From August 1995 to November 1997, he served as CEO and from March 1994 to August 1995 as Executive Vice Chairman of Advanta Corporation, a diversified financial services company. From 1988 to 1994, he was President and CEO of MasterCard International, the worldwide payment service provider. Mr. Hart holds a bachelor degree in social relations from Harvard University. He is currently a member of the boards of directors of Global Payments, Inc., a payment services company (since February 2001) and Mitek Systems, Inc., a mobile video technology company (since December 2010). Mr. Hart also serves as a director and member of the compensation committee for Solicore, Inc., a private company that develops and manufactures embedded power solutions. From April 2001 until April 2012, Mr. Hart served as Chairman of the Board and a director of SVB Financial Corp. Mr. Hart also previously served on the board of directors and compensation committee of FICO, Inc., a predictive software company. Among other skills and qualifications, Mr. Hart has been an active participant in the payments and financial services industry for more than 40 years including as senior executive, director and consultant, and further, Mr. Hart’s payments industry experience ranges from executive roles at banks, issuers, acquirers and card associations, all of which provide unique insight into our business operations and strategy. The wide spectrum of Mr. Hart’s business and professional experience within the payments industry strongly complements the attributes of our other directors. Mr. Hart is the Chairman of our Corporate Governance and Nominating Committee. He also serves on the governance committees of Global Payments (as chairman) and Mitek, and on the compensation committees of Global Payments and Mitek (as chairman).

Robert B. Henske. Mr. Henske, age 52, has served as a director since January 2005. Mr. Henske has served as a Managing Director of Hellman & Friedman LLC since July 2007. From May 2005 until July 2007, he served as Senior Vice President and General Manager of the Consumer Tax Group of Intuit Inc. He was Intuit’s CFO from January 2003 to September 2005. Prior to joining Intuit, he served as Senior Vice President and CFO of Synopsys, Inc., a supplier of electronic design automation software, from May 2000 until January 2003. From January 1997 to May 2000, Mr. Henske was a partner at Oak Hill Capital Management, a Robert M. Bass Group private equity investment firm. He holds a B.Sc. degree in Chemical Engineering from Rice University and an M.B.A. (with distinction) in Finance and Strategic Management from The Wharton School at the University of Pennsylvania. Mr. Henske currently serves on the board of a number of private companies including Applied

Systems, Inc. He is also chairman of the boards of directors of Ellucian (formerly Datatel, Inc.) and OpenLink Financial. Mr. Henske was previously a member of the boards of directors of Associated Materials LLC, Goodman Global, Inc., Activant Solutions (as chairman), Iris Software Ltd. (as chairman), SSP Holdings (as chairman), Williams Scotsman, Grove Worldwide, Reliant Building Products and American Savings Bank. In addition to other skills and qualifications, Mr. Henske brings to our Board significant finance and accounting experience through his former roles as CFO of large, global companies in the high technology industry. Mr. Henske’s leadership and management experiences, including his service as a director and committee member on the boards of a number of companies, provide valuable insight on dynamics and operation of the Board, particularly in its oversight role. Mr. Henske is Chairman of our Compensation Committee, serves on our Audit Committee and is one of our Audit Committee financial experts. Mr. Henske is also on the audit committee of Applied Systems, Inc. and the audit and compensation committees of OpenLink Financial and Ellucian.

Richard A. McGinn. Mr. McGinn, age 67, has served as a director since December 2008 and served as interim CEO from March 12, 2013 to September 30, 2013. From June 27, 2012 to March 12, 2013, Mr. McGinn served as non-executive Chairman of the Company’s Board of Directors. Mr. McGinn is a Senior Advisor at RRE Ventures, an investment advisory and venture capital firm, and a general partner with MR Investment Partners, an investment advisory private equity firm. Mr. McGinn joined RRE Ventures as a Senior Advisor in August 2001. From October 1997 to October 2000, he served as the CEO of Lucent Technologies Inc., a telecommunications equipment provider which he joined in February 1996, and at which he was President and Chief Operating Officer from February 1996 to October 1997. Prior to Lucent, Mr. McGinn served in various executive level positions at AT&T, a telecommunications service provider, including as CEO of AT&T Network Systems. Mr. McGinn holds a B.A. from Grinnell College. Mr. McGinn is currently a member of the board of directors of American Express Co., a financial services company. Previously, from January 2003 to November 2011, Mr. McGinn served on the board of directors of Viasystems Group, Inc., a provider of complex multi-layer printed circuit boards and electro-mechanical solutions. Mr. McGinn brings to our Board, among other skills and qualifications, core business skills and insight into operations and management of large, global companies drawn from his senior executive roles at multi-national companies, including as CEO. Our Board values Mr. McGinn’s expertise in the communications, networking and technology industries. Mr. McGinn serves on our Corporate Governance and Nominating Committee. He also serves on the nomination and governance committee and the innovation and technology committee of American Express.

Wenda Harris Millard. Ms. Millard, age 59, has served as a director since September 2012. Ms. Millard is President and Chief Operating Officer of MediaLink LLC (“MediaLink”), an advisory firm that provides critical counsel and strategic direction to the media, marketing, advertising, entertainment and technology industries. Ms. Millard joined MediaLink in April 2009. Previously, Ms. Millard served as President of Media for Martha Stewart Living Omnimedia, Inc. from July 2007 to April 2009, and as its Co-CEO from June 2008 to April 2009. From 2001 to 2007, Ms. Millard was Chief Sales Officer of Yahoo! Inc., overseeing the company’s advertising and marketing services. Prior to 2007, Ms. Millard served in a number of executive positions in publishing, advertising and online media, including as President, Ziff Davis Internet, Inc. and Chief Internet Officer, Ziff Davis; EVP and General Manager, Network/Media of DoubleClick Inc.; President of Standard Rate & Data Service; Senior Vice President and Publisher of Family Circle Magazine for The New York Times Company; and as EVP and Publisher of Adweek Magazines. Ms. Millard holds a B.A. from Trinity College and an M.B.A. from the Harvard Business School. She currently also serves on the board of Millennial Media, Inc., a digital and mobile media advertising business, where she has served as a director since May 2009, and is a member of its compensation committee. Ms. Millard previously served on the boards of True North Communications Inc., a global advertising and communications company (formerly listed on the NYSE under the ticker “TNO” and acquired by The Interpublic Group of Companies in 2001) and Martha Stewart Living Omnimedia. In addition, she is a member of the board of the James Beard Foundation and previously has also served as Chairman of the Internet Advertising Bureau. Among other skills and qualifications, Ms. Millard is a seasoned executive with over thirty years in the publishing, advertising and online world. She is one of the early pioneers of internet advertising with demonstrated ability to drive growth and innovation in advertising and online media, including her contributions at DoubleClick, Ziff Davis, Yahoo! and Martha Stewart Living Omnimedia, which the Board believes is a valuable resource as we continue to expand activities of our payment-enabled media businesses and other strategic initiatives in advertising and digital media. Ms. Millard has served on our Compensation Committee since the date of her appointment to our board.

Eitan Raff. Mr. Raff, age 72, has served as a director since October 2007. Mr. Raff currently serves as a financial consultant to Wolfson Clore Mayer Ltd. and as a senior advisor to Morgan Stanley. Mr. Raff also serves on the board of directors of Alon USA Partners GP, LLC, a Delaware limited liability company that is owned by Alon USA Energy, Inc. and general partner of Alon USA Partners, LP, a Delaware limited partnership that owns and operates a crude oil refinery and markets and distributes petroleum products. Mr. Raff is also chairman of the public board of Youth Leading Change, a non-profit association, and previously served as the Accountant General (Treasurer) in the Israeli Ministry of Finance. Mr. Raff holds a B.A. and M.B.A. from the Hebrew University of Jerusalem and, in 2012, received a Doctor Philosophiae Honoris Causa from the Hebrew University of Jerusalem. Mr. Raff currently serves on the boards of directors of Israel Corp. Ltd. and a number of privately-held corporations. Mr. Raff previously served as chairman of the board of directors of Bank Leumi le Israel B.M., Bank Leumi USA and Bank Leumi UK plc from 1995 until 2010. Mr. Raff brings to the Board, among other skills and qualifications, extensive and in-depth experience within the financial services industry, as well as global and cultural aspects of operations and business management relevant to our strategic development. Additionally, Mr. Raff provides unique perspectives on corporate governance and administration based on his long tenure with Bank Leumi. Mr. Raff is a member of our Corporate Governance and Nominating Committee. He currently serves on the investment and capital structure committee of Israel Corp. and on the audit committee of Alon USA Partners GP, LLC. While serving on the Bank Leumi le Israel B.M. board, Mr. Raff served on a number of committees of the board of directors, including the committees on credit, finance, administration, conflicts of interest and risk management.

Jeffrey E. Stiefler. Mr. Stiefler, age 67, has served as a director since September 2008. Mr. Stiefler has been a senior leader and director of a number of companies, primarily in financial and business services. He was Venture Adviser of Emergence Capital Partners from 2008 to 2012. Mr. Stiefler was Chairman, President, and CEO of Digital Insight in August 2003, prior to the company’s acquisition by Intuit in February 2007. From 1995 to 2003, Mr. Stiefler was an advisor to two private equity firms, McCown DeLeeuw and Co. and North Castle Partners. From 1993 to 1995, he was President and Director of American Express Company. He holds a B.A. from Williams College and an M.B.A. from the Harvard Business School. Mr. Stiefler is a director of LPL Investment Holdings Inc., a provider of technology and infrastructure services to independent financial advisors and to financial institutions, and Vantiv, Inc., a provider of payment processing services. From August 2010 until the initial public offering of Vantiv, Inc. in March 2012, Mr. Stiefler served as a director of one of its subsidiaries. Previously, Mr. Stiefler served on the board of directors of Taleo Corporation, a provider of talent management solutions, until its acquisition by Oracle Corporation in April 2012. Mr. Stiefler also serves on the boards of a number of privately-held corporations, including LogicSource, a provider of outsourced print management services, Touch Commerce Corporation, a provider of online interaction optimization solutions, and SquareTrade, Inc., a provider of branded consumer warranty services. Previously, Mr. Stiefler has served as President and CEO of IDS (a subsidiary of American Express Company), Senior Vice President for Citicorp’s Person-to-Person business unit, Vice Chairman of Walker Digital Corp., and director of a number of companies, including National Computer Systems, TeleSpectrum, Outsourcing Solutions, CRC Health, and Education Lending Group. He has been a guest lecturer at a number of leading business schools including Harvard and Wharton. Mr. Stiefler brings to the Board, among other skills and qualifications, expertise in business operations and infrastructure based on nearly two decades in senior executive positions in the financial and business services industry. The Board values the diversity of Mr. Stiefler’s business experience, which ranges from venture-stage companies to mid-sized technology companies to large multinational companies, as well as his experiences as a lecturer in an educational setting. Mr. Stiefler serves on our Audit Committee and on our Compensation Committee. He also serves on the audit committee of LPL Investment Holdings, as chairman of the board and on the audit and governance committees of Vantiv, and as chairman of the boards and member of the compensation committees of LogicSource and Touch Commerce.

There are no family relationships among any directors, nominees or executive officers of VeriFone.

Executive Officers

Our executive officers are elected annually by the Board and serve at the discretion of the Board. Our current executive officers and their ages are as follows:

Name	Age	Position
Alok Bhanot	45	EVP, Engineering and Chief Technology Officer
Paul Galant	46	CEO
Sunil Kappagoda	49	President, VeriFone Asia Pacific and EVP, Corporate Strategy
Albert Liu	41	EVP, Corporate Development & General Counsel
Jennifer Miles	42	President, Veri Fone Americas
William K. Nelson	58	EVP, Global Product Management and Services
Bulent Ozayaz	40	President, VeriFone Southern Europe, Russia, Middle East and Africa
Marc E. Rothman	49	EVP and CFO

Alok Bhanot. Mr. Bhanot has served as our EVP, Engineering and Chief Technology Officer since December 2, 2013. Prior to joining VeriFone, from June 2013 to November 2013, Mr. Bhanot served as an advisor of Walmart Labs, a unit of Walmart Global e-Commerce, and, from February 2011 to June 2013, as the founder and CEO of Inkiru, Inc., a provider of business intelligence/analytics technology, before it was acquired by Walmart in June 2013. Prior to that, from July 2010 to January 2011, Mr. Bhanot served as the Chief Technology Officer for Rent The Runway, Inc., a company that sells and rents women’s fashion products online, and, from April 2009 to June 2010, EVP for Cooliris, Inc., a software developer of photo viewing applications. From May 2007 to March 2009, Mr. Bhanot served as Vice President, Risk Technology of PayPal. From January 2006 to March 2009, Mr. Bhanot served as Vice President, Corporate Architecture of eBay, Inc. Before joining eBay, Inc., from January 2000 to March 2002, Mr. Bhanot served as the Chief Technology Officer of Gradience, Inc., a market data analytics provider. Mr. Bhanot graduated from University of Roorkee (Indian Institute of Technology) with a Bachelor’s degree in Mechanical Engineering.

Biographical information for Mr. Galant is set forth above.

Sunil A. Kappagoda. Mr. Kappagoda has served as President of VeriFone Asia Pacific, overseeing VeriFone’s operations in China, India, Greater Asia, Australia, and New Zealand, and as our EVP of Corporate Strategy, leading the ongoing development of VeriFone’s global business strategy since July 25, 2013. Prior to joining VeriFone, from November 1999 to July 2013, Mr. Kappagoda served as a Senior Partner and Managing Director for The Boston Consulting Group, leading its relationships with major U.S. and international financial services organizations. Prior to joining The Boston Consulting Group, Mr. Kappagoda served, from February 1996 to October 1999, as a Director of Oliver, Wyman & Company, a financial services consulting firm, and, from September 1990 to January 1996, as a Principal of Booz Allen & Hamilton, Inc.’s financial services practice. Mr. Kappagoda holds a Bachelor’s degree in Engineering from Imperial College in London, a Master’s degree in Economics from the London School of Economics and a Master’s degree in Business Administration from the University of Pennsylvania’s Wharton School.

Albert Liu. Mr. Liu serves as EVP, Corporate Development and General Counsel. Mr. Liu joined VeriFone in October 2008, as Senior Vice President, General Counsel and Corporate Secretary and was named EVP, Corporate Development in August 2011. In his capacity Mr. Liu also serves as Chief Compliance Officer. Prior to joining VeriFone, he was Vice President, Legal and Corporate Development, and Company Secretary for NETGEAR, Inc., a provider of networking solutions, since October 2004. Mr. Liu also previously served as General Counsel, Director of Human Resources and Secretary of Turnstone Systems, Inc., a supplier of digital subscriber line testing equipment and General Counsel and Secretary for Yipes Enterprise Services, a provider of

Ethernet connectivity services. Mr. Liu began practicing law with the firm of Sullivan & Cromwell in New York, advising clients on all aspects of corporate and securities law, leading public and private securities offerings, and negotiating and finalizing venture capital investments and contracts. Before entering the legal field, he was a software engineer at Tandem Computers. He holds dual degrees in Computer Science and Political Science from Stanford University, and a J.D (magna cum laude) from the University of California, Hastings College of the Law. He is a member of the State Bar of California.

Jennifer Miles. Ms. Miles has served as our President, VeriFone Americas since March 18, 2013. Ms. Miles joined VeriFone in February 2001 and has served in various management positions, playing an integral role in driving the growth of VeriFone’s solutions. Most recently, from August 2011 to March 18, 2013, she served as VeriFone’s EVP, North America, overseeing VeriFone’s North America business. Prior to joining VeriFone, Ms. Miles spent six years with Wachovia Bank serving in several roles including sales and product management of corporate treasury and cash management solutions to Fortune 500 companies. Ms. Miles graduated from the University of Georgia with a bachelor degree in Business Administration.

William K. Nelson. Mr. Nelson has served as EVP, Global Product Management and Services since October 1, 2013. Prior to joining VeriFone, Mr. Nelson served as EVP, Worldwide Sales for Nuance Communications, a speech recognition technology company, from April 2011. Prior to that, Mr. Nelson was EVP of North American Sales for SunGuard Availability Services, a provider of managed IT and disaster recovery services, which he joined in January 2009. Mr. Nelson served, from January 2008 to January 2009, as EVP of Global Sales at Nortel Networks, a telecommunications and data networking equipment manufacturer, and, from January 2001 to January 2008, as Senior Vice President, Resource Management Software and Telecommunications/Media & Entertainment Business Units for EMC Corporation, a provider of data storage, management, protection and analysis services. Mr. Nelson holds a Bachelor’s degree in Business Administration with a major in Economics from the University of Massachusetts.

Bulent Ozayaz. Mr. Ozayaz has served as our President, Southern Europe, Russia, Middle East and Africa, overseeing our business in these regions. Prior to his current position, he served as Vice President and General Manager of VeriFone Media Solutions as well as Vice President and General Manager of Wireless Solutions, North America Financial Solutions. Mr. Ozayaz joined VeriFone through our acquisition of Lipman Electronic Engineering Ltd. (“Lipman”) in 2006, where he served as Vice President North America Marketing. Mr. Ozayaz holds a Bachelor’s degree in Computer Science and Electronic Engineering and a Master’s of Business Administration degree from Hofstra University.

Marc E. Rothman. Mr. Rothman has served as our EVP and CFO since February 4, 2013. Prior to joining VeriFone, Mr. Rothman served as the CFO of Motorola Mobility, Inc., where he oversaw global financial strategy, financial analysis and reporting, regulatory financial compliance, restructuring activities, and mergers and acquisitions, including involvement in Motorola Mobility’s spin-off transaction from its former parent company, Motorola, Inc., as well as the sale of the company to Google in May 2012. At Motorola, he also held a number of senior finance leadership positions across the company, including serving as chief financial officer in several of its business segments (Public Safety, Networks and Enterprise and Mobile Devices). Mr. Rothman joined Motorola, Inc. through the acquisition of General Instrument in 2000, and at that time he was corporate controller. He began his career at Deloitte & Touche LLP. Mr. Rothman is a Certified Public Accountant in the State of California and graduated from Richard Stockton College with a Bachelor’s degree in Business.

Board Leadership Structure

Under our current Corporate Governance Guidelines, the Board is free to select its Chairman and our CEO in the manner it considers to be in our best interests at any given point in time. Since 2008 the positions of Chairman of the Board and CEO have been held by separate persons. The Board believes that this structure is appropriate for us because it allows our CEO to focus his time and energy on leading our key business and strategic initiatives while the Board focuses on oversight of management, overall enterprise risk management and corporate governance. The Board and its committees meet throughout the year on a set schedule, usually at least once a quarter, and also hold special meetings from time to time. Agendas and topics for Board and committee meetings are developed through discussions between management and members of the Board and its committees. Information and data that are important to the issues to be considered are distributed in advance of each meeting. Board meetings and background materials focus on key strategic, operational, financial, enterprise risk, governance and compliance matters applicable to us, including the following:

•	Reviewing quarterly our business, operations and performance;

•	Reviewing progress of strategic initiatives and longer-term strategic and business plans;

•	Reviewing key product, market, industry and competitive issues;

•	Reviewing and approving material investments or acquisitions, strategic transactions and other significant transactions that are not in the ordinary course of business;

•	Overseeing our compliance with legal and regulatory requirements;

•	Reviewing our financial results;

•	Overseeing overall insurance structure and policies, including director and officer insurance levels;

•	Overseeing our enterprise risk management strategy and evaluating our risk exposure and ways to mitigate that risk;

•	Reviewing management succession plan for the CEO and other executive officers;

•	Evaluating the performance of the Board and reviewing and determining the qualifications of directors and mix of expertise and other attributes of directors, including the financial expertise of members of the Audit Committee;

•	Reviewing and determining the independence of our directors, the appointment of the Chairman of the Board and the selection of Board committee members;

•	Selecting and approving director nominees; and

•	Reviewing and approving director compensation, executive compensation and overall compensation plans.

Board’s Role in Risk Oversight

The Board executes its risk management responsibility directly and through its committees. As set forth in its charter and annual work plan, our Audit Committee has primary responsibility for overseeing our enterprise risk management process. The Audit Committee receives updates and discusses individual and overall risk areas during its meetings, including financial risk assessments, operations risk management policies, major financial risk exposures, exposures related to compliance with legal and regulatory requirements, and management’s actions to monitor and control such exposures. Our Vice President of Internal Audit reviews with the Audit Committee our annual operational risk assessment results and at least once each quarter the results of internal audits, including the adequacy of internal controls over financial reporting. Our Vice President of Internal Audit and Chief Information Officer report to the Audit Committee on information systems controls and security. Throughout each fiscal year, the Audit Committee invites appropriate members of management to its meetings to provide enterprise-level reports relevant to the Audit Committee’s oversight role, including adequacy and effectiveness of management reporting and controls systems used to monitor adherence to policies and approved guidelines, information systems and security over systems and data, treasury, insurance structure and coverage, tax structure and planning, worldwide disaster recovery planning and the overall effectiveness of our operations risk management policies. The Audit Committee is generally scheduled to meet at least twice a quarter, and generally covers one or more areas relevant to its risk oversight role in at least one of these meetings. At each meeting, the Audit Committee also reviews with Mr. Liu, who serves as our General Counsel and Chief Compliance Officer, any significant compliance matters, including matters raised through internal audit reviews and our alert line.

Our Compensation Committee oversees risks associated with our compensation policies and practices with respect to executive compensation and executive recruitment and retention, as well as compensation generally. In establishing and reviewing our executive compensation program, our Compensation Committee consults with independent compensation experts and seeks to structure the program so as to not encourage unnecessary or excessive risk taking. Our compensation program utilizes a mix of base salary and short-term and long-term incentive awards designed to align our executive compensation with our success, particularly with respect to financial performance and stockholder value. The Compensation Committee sets the amount of our executives’ base salaries at the beginning of each fiscal year. A substantial portion of bonus amounts are tied to overall corporate performance and stockholder value. Compensation provided to the executive officers also includes a substantial portion in the form of long-term equity awards that help align executives’ interests with those of our stockholders over a longer term. In general, cash bonus opportunities may be reduced at our discretion based on individual performance. Our Compensation Committee believes that these awards do not encourage unnecessary or excessive risk-taking because the ultimate value of the awards is tied to our financial performance and because awards are staggered and subject to time-based vesting schedules to help ensure that executives have significant value tied to long-term stock price performance.

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

Director Attendance at Meetings

Although our Board recognizes that conflicts may occasionally prevent a director from attending a Board or stockholder meeting, the Board expects each director to make every reasonable effort to keep such absences to a minimum. During fiscal year 2013, each of our directors attended not less than 75% of the total number of meetings of the Board and the committees of the Board on which such director served. At the 2013 Annual Meeting of Stockholders, all but one of our directors standing for re-election were in attendance. In fiscal year 2013, the Board held a total of 12 meetings.

Executive Sessions

Non-employee directors meet in executive session without any management directors or employees present at each regularly scheduled Board meeting. The presiding director at these meetings is the Chairman of the Board. From June 27, 2012 to March 12, 2013, our Chairman of the Board was Mr. McGinn. Mr. McGinn was appointed as interim CEO following Mr. Bergeron’s resignation as our CEO on March 12, 2013. In connection with his appointment as interim CEO, Mr. McGinn stepped down as Chairman of the Board and Dr. Denend was appointed interim Chairman of the Board. Effective September 30, 2013, in connection with the appointment of Mr. Galant as our CEO, Mr. McGinn stepped down as interim CEO, and Dr. Denend was appointed Chairman of the Board. Mr. McGinn continues to serve on our Board as a non-employee director.

Communications with Directors

Any interested party may direct communications to individual directors, including the Chairman of the Board, to a board committee, the independent directors as a group or to the Board as a whole, by addressing the communication to the named individual, to the committee, the independent directors as a group or to the Board as a whole c/o Secretary, VeriFone Systems, Inc., 2099 Gateway Place, Suite 600, San Jose, CA, 95110. Our Secretary or an Assistant Secretary will review all communications so addressed and will relay to the addressee(s) all communications determined to relate to our business, management or governance.

Committees of our Board of Directors

Our Board has an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee.

Audit Committee

Our Board has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. Our Board has adopted an Audit Committee charter, which is available on the Investor Relations section of our website at http://ir.verifone.com/, and is available in print to any stockholder who requests it, and defines the Audit Committee’s duties and responsibilities to include:

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

In fiscal year 2013, our Audit Committee met nine times, and met in executive session without management present at each such meeting. Our Board and our Corporate Governance and Nominating Committee have determined that each member of the Audit Committee is “independent” within the meaning of the rules of both the NYSE and the SEC.

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

Compensation Committee

Our Board has adopted a Compensation Committee charter, which is available on the Investor Relations section of our website at http://ir.verifone.com/, and is available in print to any stockholder who requests it, and defines the Compensation Committee’s purposes and responsibilities to include:

•	Reviewing and approving corporate goals and objectives relevant to the compensation of our CEO, evaluating our CEO’s performance in light of those goals and objectives and, either as a committee or together with the other independent directors (as directed by the Board), determining and approving our CEO’s compensation level based on this evaluation;

•	Determining and approving non-CEO executive officer compensation, making recommendations to the Board with respect to incentive compensation plans, and equity-based plans, including the VeriFone Bonus Plan and the 2006 Equity Incentive Plan, overseeing the activities of the individuals responsible for administering these plans, and discharging any responsibilities imposed on the Compensation Committee by any of these plans;

•	Approving any new equity compensation plan or any material change to an existing plan;

•	Overseeing, in consultation with management, regulatory compliance with respect to compensation matters, including overseeing our policies on structuring compensation programs to preserve tax deductibility, and, as and when required, establishing performance goals and certifying that performance goals have been attained for purposes of Section 162(m) of the U.S. Internal Revenue Code (“IRC”);

•	Reviewing and approving any severance or similar arrangements proposed to be made to the CEO and any of the non-CEO executive officers; and

•	Preparing an annual Report of the Compensation Committee for inclusion in our annual proxy statement.

The Compensation Committee may, in its discretion, delegate all or a portion of its duties and responsibilities to such standing or ad hoc subcommittees as it may determine to be necessary or appropriate for the discharge of its responsibilities, as long as the subcommittee contains at least the minimum number of directors necessary to meet any regulatory requirements.

In fiscal year 2013, our Compensation Committee met nine times, and met in executive session without management present at each such meeting.

Our Board and our Corporate Governance and Nominating Committee have determined that each member of the Compensation Committee is “independent” within the meaning of the rules of both the NYSE and the SEC.

The report of the Compensation Committee is included in this Form 10-K/A under “Compensation Committee Report.”

Corporate Governance and Nominating Committee

Our Board has adopted a Corporate Governance and Nominating Committee charter, which is available on the Investor Relations section of our website at http://ir.verifone.com/ and is available in print to any stockholder who requests it. Our Corporate Governance and Nominating Committee charter defines the Corporate Governance and Nominating Committee’s purposes and responsibilities to include:

•	Making recommendations to the Board from time to time as to changes that the Corporate Governance and Nominating Committee believes to be desirable to the size of the Board or any committee thereof;

•	Identifying individuals believed to be qualified to become Board members, consistent with criteria approved by the Board, and selecting, or recommending to the Board, the nominees to stand for election as directors at the annual meeting of stockholders or, if applicable, at a special meeting of stockholders;

•	Developing and recommending to the Board standards to be applied in making determinations as to the absence of material relationships between VeriFone and a director;

•	Identifying Board members qualified to fill vacancies on any committee of the Board (including the Corporate Governance and Nominating Committee) and recommending that the Board appoint the identified member or members to the respective committee;

•	Establishing procedures for the Corporate Governance and Nominating Committee to exercise oversight of the evaluation of the Board and management;

•	Developing and recommending to the Board a set of corporate governance principles applicable to VeriFone and reviewing those principles at least once a year; and

•	Assisting management in the preparation of the disclosure in our annual proxy statement regarding the operations of the Corporate Governance and Nominating Committee.

Our Corporate Governance and Nominating Committee has not established specific minimum education, experience, or skill requirements for potential members, but, in general, expects that qualified candidates will have high-level managerial experience in a complex and global organization, and will be able to represent the interests of the stockholders as a whole and not just certain special interest groups or constituencies. The Corporate Governance and Nominating Committee considers each candidate’s judgment, skill, diversity and professional experience with businesses and other organizations of comparable size in the context of the needs of the Board, the interplay of the candidate’s experience with the experience of other Board members, and the extent to which the candidate would be a desirable addition to the Board and any committees of the Board. At this stage of our development, relevant experiences include, among other things, large-company CEO experience, senior management experience in the payments industry, senior-level experience at multi-national companies with oversight over international operations and financial and accounting expertise and executive-level experience in strategic markets for us, such as media. In addition, each candidate is expected to contribute positively to the existing chemistry and collaborative culture among Board members and must have the time and ability to make a constructive contribution to the Board. The Corporate Governance and Nominating Committee also values work ethic, leadership, problem-solving skills and diversity in selecting nominees to serve on the Board, and is committed to actively seeking out highly qualified individuals to contribute to the diversity of the pool from which Board nominees are chosen. Although the Corporate Governance and Nominating Committee does not have a formal policy on diversity, the Corporate Governance and Nominating Committee broadly construes diversity to mean a variety of opinions, perspectives, expertise, personal and professional experiences and backgrounds (including gender, race and ethnicity), as well as other differentiating characteristics. Our Board and each of the committees of the Board engage in an annual self-evaluation that includes an evaluation of diversity of the Board, and the Corporate Governance and Nominating Committee discusses the value of diversity during its annual review of Board composition.

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

In fiscal year 2013, our Corporate Governance and Nominating Committee met five times, and met in executive session without management present at each such meeting.

Our Board and our Corporate Governance and Nominating Committee have determined that each member of the Corporate Governance and Nominating Committee is “independent” within the meaning of the rules of both the NYSE and the SEC.

Committee Membership

The table below summarizes membership information for our Audit, Compensation and Corporate Governance and Nominating Committees as of October 31, 2013:

Director	Audit Committee	Compensation Committee	Corporate Governance and Nominating Committee
Robert W. Alspaugh	✓ (Chairman)	—	✓
Alex W. (Pete) Hart	—	—	✓ (Chairman)
Robert B. Henske	✓	✓ (Chairman)	—
Richard A. McGinn(1)	—	—	✓
Wenda Harris Millard	—	✓	—
Eitan Raff	—	—	✓
Jeffrey E. Stiefler	✓	✓	—

✓= Member

(1)	Effective as of Mr. McGinn’s appointment as interim CEO on March 12, 2013, Mr. McGinn ceased his service as a member of our Corporate Governance and Nominating Committee. In connection with Mr. Galant’s appointment as our CEO on October 1, 2013, Mr. McGinn stepped down as interim CEO effective September 30, 2013 and was re-appointed as a member of our Corporate Governance and Nominating Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires VeriFone’s executive officers, directors and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. The officers, directors and 10% stockholders are required by SEC regulations to furnish VeriFone with copies of all Section 16(a) forms they file. SEC regulations require us to identify in our Annual Report on Form 10-K anyone who failed to file, on a timely basis, reports that were due during the most recent fiscal year or, in certain cases, prior years. Based on our review of reports we received, or written representations from reporting persons stating that they were not required to file these forms, we believe that, during our fiscal year ended October 31, 2013, all Section 16(a) filing requirements were satisfied on a timely basis, except for one late Form 4 filing by Ms. Miles to report the shares she received in July 2013 as a result of quarterly vesting of a restricted stock unit (“ RSU”) award.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview

This Compensation Discussion and Analysis (“CD&A”) describes our executive compensation program for fiscal year 2013, including certain changes made in response to concerns raised by our stockholders and by stockholder advisory groups, and in connection with the significant transitions within our executive leadership during fiscal year 2013. Our compensation program is subject to the oversight of our Board and its Compensation Committee. Highlights of our fiscal year 2013 executive compensation and design of our compensation program that are described in this CD&A include:

•	We engaged with certain of our major stockholders, our independent compensation consultant and shareholder advisory firms in order to discuss stockholder concerns in light of our stockholders’ June 20, 2013 vote that did not approve the compensation of our NEOs (defined below) for fiscal year 2012.

•	We implemented certain changes to our executive compensation program to address some of our stockholders’ concerns and continue to assess our program in light of these concerns.

•	We experienced significant changes in our executive leadership, including

•	the resignation of our former CEO in March 2013 and the appointment of Mr. Galant as our new CEO effective October 1, 2013;

•	the appointment of Mr. McGinn as interim CEO from March 2013 to September 2013;

•	the resignation of our former CFO in February 2013 and the appointment of Mr. Rothman in February 2013;

•	the appointment of several members to our senior executive team, including Mr. Kappagoda, who joined VeriFone in July 2013 as President, VeriFone Asia Pacific and EVP, Corporate Strategy and Mr. Nelson, who joined VeriFone in October 2013 as EVP, Global Product Management and Services; as well as Mr. Bhanot, who joined VeriFone in December 2013 as EVP, Engineering and Chief Technology Officer; and

•	the resignation of Mr. Yanay as Chief Operations Officer in November 2013.

•	We devoted significant time and resources to our search for a new, permanent CEO while striving to maintain stability and effective leadership during a time of uncertainty.

•	We invested to recruit, develop and retain executive leadership that we believe best positions VeriFone for long-term growth and stockholder value.

As further described in this CD&A, our Board and Compensation Committee strongly believe in the importance of designing our executive compensation program to emphasize pay for performance, with substantial elements of incentive compensation subject to the Company’s future performance. We seek our stockholders’ vote on the compensation of our NEOs, referred to as the Say-on-Pay proposal, on an annual basis. At our June 20, 2013 Annual Meeting of Stockholders, our stockholders did not approve the Say-on-Pay proposal as submitted for fiscal year 2012.

Our Board and Compensation Committee are determined to address the stockholder concerns that gave rise to the unfavorable vote on our Say-on-Pay proposal. As discussed further below, using the information we gathered through engagement with our stockholders and from our independent compensation consultant and shareholder advisory firms, we implemented certain changes to our executive compensation program, including changes to our performance metrics for incentive compensation, to better align incentive compensation payout with stockholder value. Further, our Compensation Committee is in the process of assessing additional structural changes to our executive compensation program that are responsive to concerns raised by our stockholders. As discussed below, the Compensation Committee was very focused during fiscal year 2013 with a number of key changes in executive management including, notably, the search and recruitment of a permanent CEO, as well as with retaining our executive team and attracting new executive talent. With the October 2013 appointment of Mr. Galant as our CEO and the Committee’s fiscal year 2013 implementation of compensation elements to retain and incentivize the executive management team, the Committee is focusing on a more intensive review of pay-for-performance best practices to further address our stockholder concerns.

During fiscal year 2013, we underwent a number of key changes in executive management. As described below, certain of the executive compensation decisions made during fiscal year 2013 were made as part of our Board’s efforts to attract and retain new leadership that would best position the Company going forward, as well as to establish and maintain stability and retention of certain executives at a time of uncertainty in the Company’s management structure. The management structure changes took place during a period of disappointing financial results and therefore it was critically important that our executive officers remain focused on operating the business and executing on performance initiatives described below that were designed to improve our financial results on both a short-term and long-term basis. These decisions include certain one-time payments and equity awards with shorter than typical vesting periods that are not reflective of our ongoing pay practices for executive compensation. Rather, these one-time payments or awards were negotiated in connection with bringing on board new leadership talent or were structured by our Compensation Committee in order to maintain stability and for retention value during a transitional period and to align the interests of new members of our management team with our stockholders’ interests.

Our Board and executive management team has also focused significant efforts on the Company’s performance. Starting from the leadership transition period, our executive management team commenced initiatives to invest in the Company’s long-term profitability. Efforts included rigorous evaluation of the Company’s competitive position and product strategy in key markets, engagement with customers and partners to reinvigorate the Company’s competitiveness and investment in R&D for key products and markets. We’ve also focused on optimization of our product portfolio, our R&D processes and company-wide spending.

Named Executive Officers

This CD&A and the Summary Compensation Table and other compensation disclosures describe our compensation program and compensation of our “named executive officers,” or “NEO,” which include the following officers for fiscal year 2013:

•	Paul Galant, CEO, who joined VeriFone in October 2013;

•	Marc Rothman, EVP and CFO, who joined VeriFone in February 2013;

•	Richard McGinn, who served as Interim CEO from March 2013 to September 2013;

•	Albert Liu, EVP Corporate Development and General Counsel;

•	Jennifer Miles, President, VeriFone Americas; and

•	Eliezer Yanay, Chief Operations Officer.

Mr. Yanay served as an NEO for fiscal year 2013, but resigned from VeriFone in November 2013. In addition, under applicable SEC rules, our NEOs for fiscal year 2013 also include Douglas Bergeron, our former CEO, and Robert Dykes, our former CFO, each of whom resigned from VeriFone during fiscal year 2013.

The Fiscal Year 2012 Say-on-Pay Vote; Changes Implemented

As noted earlier, on June 20, 2013, our stockholders returned an unfavorable vote on our Say-on-Pay proposal. In response to our stockholders’ vote and the negative feedback we received from stockholders leading up to our June 20, 2013 Annual Meeting of Stockholders, our Compensation Committee undertook a review of our executive compensation program and policies. We reached out to our top 50 stockholders by phone and e-mail for the purposes of discussing stockholder concerns, and ultimately held discussions with stockholders representing approximately 33% of our then-outstanding shares. Our Compensation Committee participated in phone discussions with our top stockholder. Members of management, including our General Counsel, Chief Financial Officer and our SVP Investor Relations, conducted phone calls with other stockholders to gather their feedback on executive compensation and our other proxy proposals and overall governance matters. We sought to understand our stockholders’ concerns regarding the design of our executive compensation program and policies. Our Board and Compensation Committee undertook a review of these concerns as well as the concerns raised by the shareholder advisory firms of Institutional Shareholder Services (“ISS”) and Glass Lewis with respect to our fiscal year 2012 executive compensation program. ISS and Glass Lewis both recommended that their clients vote against our Say-on-Pay proposal for fiscal year 2012, in large part because of their view that there was a pay-for-performance disconnect between our executive compensation program and total shareholder value generated by the Company, particularly in light of our disappointing financial results. The Compensation Committee remains committed to continuing its dialogue with shareholders regarding compensation matters.

Because a portion of our executive compensation for fiscal year 2013 was set in December 2012, it was set without the benefit of the input from our engagement with our stockholders and advisory firms and prior to our stockholders’ vote on our Say-on-Pay proposal for fiscal year 2012. Nevertheless, after a review of concerns expressed by shareholders and based on its own internal review and assessment, the Compensation Committee implemented certain changes to executive compensation for the second half of fiscal year 2013 in order to address, at least in part, our stockholders’ concerns. Because many of these changes were only implemented in the second half of fiscal year 2013 and because many of these will apply to compensation decisions going forward, many of these changes are not fully reflected in the fiscal year 2013 executive compensation that is discussed in this Form 10-K/A. These changes are summarized below:

PRIOR PRACTICE	SHAREHOLDER CONCERNS	CHANGES AND RATIONALE
Performance-based short-term cash incentive awards used non-GAAP net revenues and non-GAAP EPS as financial metrics; performance-based long-term equity incentive awards used non-GAAP EPS as financial metric.	• Performance metrics should be more closely aligned with stockholder value; and • More than one performance metric should be used for performance-based incentive awards.

•      Utilization of free cash flow as an additional metric for performance-based incentive awards. The Compensation Committee revised the executive cash incentive compensation for the second half of fiscal year 2013 to add free cash flow as a performance metric. The free cash flow metric is determined based on net cash provided by operating activities, less capital expenditures, in each case determined in accordance with GAAP. Our Compensation Committee added free cash flow as a metric because it recognized the usefulness of free cash flow as a metric that is more closely aligned with stockholder interests. In addition, in setting the financial metrics used as targets, the Committee aligns the metrics with

PRIOR PRACTICE	SHAREHOLDER CONCERNS	CHANGES AND RATIONALE
our business strategy and operating plan as approved by our Board.

•      Inclusion of additional performance metrics for performance-based incentive awards. The Compensation Committee added free cash flow as an additional performance metric for short-term cash incentive awards, and non-GAAP net revenues and free cash flow as additional performance metrics for long-term equity incentive awards, granted to executives after June 2013, based on the belief that using multiple performance metrics provides a better gauge of our overall financial health and performance, thereby better aligning our compensation with shareholder interests.

Corporate achievement component for cash incentive awards constituted 60% of the performance target for non-sales executives and 30% for sales executives.	• Executive compensation is not sufficiently linked to corporate performance.

•      Increased weight of corporate achievement component for cash incentive compensation. Our Compensation Committee revised the short-term cash incentive compensation weighting for the second half of fiscal year 2013 to increase the weighting given to corporate performance measures (consisting of non-GAAP net revenues, non-GAAP EPS, and free cash flow). The weighting of corporate achievement increased to 75% for all NEOs. The increased weighting means a more substantial portion of executive cash incentive compensation is closely aligned with stockholder interests and the creation of stockholder value.

•      Continued commitment to linking executive pay to corporate performance. The Compensation Committee continues to be committed to linking executive pay to corporate performance and believes that our incentive-based compensation sets targets such that incentive compensation to

PRIOR PRACTICE	SHAREHOLDER CONCERNS	CHANGES AND RATIONALE

executives contains risk in payout. For example, our NEOs did not achieve the performance targets set for the second half of fiscal year 2012, fiscal year 2012 and the first half of fiscal 2013 and, accordingly, were not paid the performance-based compensation associated with such awards.

•      Further pay-for-performance assessment. The Compensation Committee is continuing to assess other ways to structure executive compensation to further link payouts to corporate performance in order to better incentivize executives to drive corporate performance.

Long-term performance-based equity incentive awards generally had performance period of no more than one year.	• A one-year performance period does not provide sufficient incentive for executives to focus on the long-term performance and growth of the Company.

•      Equity awards for new CEO include a performance-based award with three-year vesting requirements. The equity awards granted to Mr. Galant in connection with his appointment as our CEO include a performance-based RSU award that cliff vests at the end of a three-year performance period. A three-year performance-based RSU award period was selected to tie a substantial portion of CEO compensation to the long-term growth and performance of the Company. The RSU award represents a substantial portion of Mr. Galant’s compensation.

Semi-annual payouts of short-term performance-based incentive award in addition to an annual payout of short-term performance-based incentive award based on the same performance metrics.	• Multiple opportunities for payout (or no payout) based on the same performance metric.

•      Semi-annual short-term incentive award eliminated. The Compensation Committee revised the short-term cash incentive compensation for the second half of fiscal year 2013 to remove the semi-annual component. Commencing with fiscal year 2014, our cash incentive compensation will have a one-year performance period, with only one payout opportunity.

PRIOR PRACTICE	SHAREHOLDER CONCERNS	CHANGES AND RATIONALE
Long-term performance-based equity incentive awards were based on absolute measures, such as the achievement of a certain non-GAAP EPS target.	• Performance-based awards based on absolute measures may reflect economic factors or industry-wide trends beyond the control of executives, rather than the executives’ own individual performance.

•      Performance-based equity award for new CEO is based on a relative performance measure. The performance-based RSU award granted to Mr. Galant is based on the Company’s total shareholder return, or “TSR”, relative to companies in the S&P North America Technology Index, to better link the reward to individual company performance instead of general economic factors or industry-wide trends.

Long-term performance-based equity incentive awards were payable if the respective performance hurdles are achieved.	• Shareholders benefit more if the payout levels are tied to the extent in which performance exceeds or falls below targets.

•      Performance-based equity award for new CEO has payout scaled to actual relative achievement. The performance-based RSU award granted to Mr. Galant scales the compensation level to the actual percentage achievement (with target payout if achieved at the 50th percentile), and is subject to a minimum threshold below which there would be no payout, and a maximum payout of 200%. The Compensation Committee believes that subjecting payouts to the extent to which performance exceeds or falls below the target demonstrably links executive compensation levels to the Company’s performance and aligns the interests of the management with those of shareholders.

The performance targets and actual achievements were not fully disclosed.

•      Lack of full disclosure of performance targets and achievement levels impairs shareholders’ ability to evaluate the Company’s process for quantifying performance into payouts to NEOs and whether the performance goals are appropriately challenging.

•      Disclosure of actual achievement against incentive targets. The Compensation Committee is committed to providing disclosures that enable our stockholders to understand and evaluate NEO compensation and the computation of payouts under our incentive compensation program. The performance targets and actual achievement levels for incentive awards that comprise our NEOs’ fiscal year 2013 incentive compensation are disclosed under “Fiscal Year 2013 Bonus Determinations — Bonus Targets and Awards” in this CD&A.

In addition to the above changes, following consultation with its independent compensation consultant, in June 2013, the Compensation Committee adopted a formula-based approach for the purposes of selecting peer group companies for fiscal year 2014 compensation determinations. This formula-based approach utilizes only objective quantitative criteria, to peer group selection that takes into account the Company’s market capitalization, revenues, market capitalization as a multiple of revenues, annual growth rate and industry classification, such that the peer group used for compensation decisions is better aligned with the Company’s financial performance and market capitalization.

In the first quarter of fiscal year 2014, the Compensation Committee performed its annual review of executive compensation. The Compensation Committee determined that, in light of the incremental compensation awards made in fiscal year 2013 for Messrs. Rothman and Liu and Ms. Miles, and Mr. Galant’s compensation in connection with his recent appointment as CEO, no further compensation adjustment or award was necessary for our NEOs. However, the Committee will utilize the peer group selected using the formula-based approach described above for all other compensation decisions for fiscal year 2014.

In response to the June 2013 shareholder vote on our Say-on-Pay Proposal, our Board and Compensation Committee also confirmed its commitment to executive compensation practices that are in alignment with best practices among peer companies and with shareholder interests. Highlights of these practices include:

•	Half of the annual grant of long-term incentive awards to our executives consists of performance-based awards.

•	All cash incentive compensation to our executives requires a minimum achievement for both corporate and individual components in order for any payout.

•	We do not have minimum payout levels under any executive incentive plans.

•	Target payouts are subject to adjustment based on company, business and economic conditions.

•	Our performance-based awards include a combination of short-term and long-term arrangements.

•	We do not provide material perquisites.

•	Our compensation committee retains an independent compensation consultant that serves as an independent adviser on executive compensation matters, including benchmarking and best practices.

•	All of our employees, including our NEOs, are subject to our policies that prohibit pledging of, and hedging against losses in, VeriFone securities.

•	We do not provide excise tax gross-ups.

•	We do not reprice outstanding stock options (where the exercise price is below our then-market price) without stockholder approval.

•	Our directors and executives are subject to a stock ownership policy, including ownership of 3x base salary for our CEO and a holding requirement so that any director or executive who fails to meet or maintain these ownership requirements by the required time frame will be required to retain all shares acquired upon option exercise or vesting, net of taxes, until such ownership guidelines are attained.

•	We seek an annual shareholder vote on our executive compensation program.

•	We provide a direct line of communication between the Board of Directors and stockholders.

•	Our change of control severance payments are only triggered by a “double-trigger”, meaning that benefits are only provided if a qualified termination occurs within the relevant change of control period. We do not provide tax gross-ups for potential excise or other taxes on any benefits that are paid in connection with a change of control event.

Fiscal Year 2013 Leadership Transition

In March 2013, following the resignation of our former CEO, our Board commenced an extensive search for a new, permanent CEO while our then Chairman of the Board, Mr. Richard A. McGinn, stepped in as Interim CEO. The Board appointed Paul Galant as our new CEO effective October 1, 2013. Earlier in the fiscal year, in February 2013, Marc Rothman joined VeriFone as CFO following the resignation of our former CFO. During this time of transition, which also followed disappointing financial performance, our new executive leadership and our continuing executives were focused on key initiatives to invest in our long-term profitability, including a core emphasis on optimization of our product portfolio, our R&D processes and company-wide spending. Our executive team launched rigorous evaluations of the Company’s competitive position and product strategy in key markets and personally engaged with customers and partners to reinvigorate the Company’s competitiveness. Our executive leadership also initiated detailed reviews of strategic investment in R&D for key products and markets in order to best position the Company for strategic growth and long-term profitability. We continue to evaluate and invest in key additions to senior management to best position VeriFone for long-term growth and long-term shareholder value.

Recruitment of New Executives

In structuring a compensation package to attract and retain new executive talent to VeriFone, including Mr. Galant as our new CEO, the Compensation Committee considered the input of the Committee’s independent compensation consultant. The Committee sought to include significant performance-based elements in the overall compensation packages while also considering each candidate’s qualifications, current compensation package, including value of any amounts forfeited in leaving a position to join VeriFone, and the upfront compensation packages of similar leadership positions at our peer group companies. The pay levels and awards reflected in the offer letters for these executives were a result of extensive negotiations with the executives and our Compensation Committee, taking into account the totality of the circumstances, including the competitiveness in our industry for executive talent. In extending these offers to the selected candidates, our Compensation Committee determined that the compensation levels, awards, and other terms of their respective agreements were appropriate and necessary to attract the executives, and include meaningful performance-based components that align the focus of our executives with the interests of our shareholders.

Appointment of Mr. Galant as CEO

Our Board selected Mr. Galant as our CEO for, among other reasons, his significant expertise with respect to global payment solutions and our industry, extensive experience leading complex, global organizations, particularly through periods of substantial industry change, and track record as a chief executive in multi-channel payment innovation. We believe Mr. Galant’s professional experience and leadership skills provide the right combination to lead our Company in continued growth and long-term value creation.

In determining Mr. Galant’s compensation, the Compensation Committee considered the input of its compensation consultant. The Committee reviewed data and analyses prepared by its consultant, including peer group data as well as market data and detailed market compensation trends for new externally-hired CEOs by listed technology companies (with revenues greater than $1.0 billion) over the last two years. Using the peer group and market data, the Committee sought to set Mr. Galant’s target total compensation opportunity, excluding one-time “make whole” amounts described below, at approximately the 75th percentile, with majority value allocated to long-term incentive equity awards. In order to structure a competitive compensation package for Mr. Galant, the Committee considered the value of compensation Mr. Galant would forfeit at his then-current executive position if he were to accept our offer, and, after evaluating the data provided by its compensation consultant and considering Mr. Galant’s particular situation, determined it appropriate to include one-time “make whole” components to compensate for cash and other compensation value that Mr. Galant would forfeit to join VeriFone. Based on its review of the market data and consultation with its compensation consultant, the Committee determined to utilize a mix of a one-time up-front cash bonus and up-front vesting of equity awards for the make-whole components. While such compensation components are not typical of our compensation program or philosophy, the Committee believed they were appropriate in order to recruit the necessary executive talent for VeriFone and to compensate Mr. Galant for short-term compensation amounts he would be forfeiting. The Committee relied on market compensation trends data to determine a mix of vehicles for the grants of long-term equity awards that included stock options and restricted stock with time-based vesting and RSUs with performance-based vesting.

The compensation components of Mr. Galant’s offer letter include the following material terms:

Base Salary and Bonus. Mr. Galant’s initial annual base salary was set at $800,000. Mr. Galant is eligible for an annual target cash bonus of at least 125% of his annual base salary, which will be applicable for fiscal year 2014 onwards. These levels were consistent with the base salary and target cash bonus for our former CEO. In addition, as part of his negotiated compensation package, Mr. Galant was paid a one-time cash bonus of $2,250,000 upon commencement of his employment in order to compensate Mr. Galant in part for amounts he would be forfeiting to join VeriFone.

Long-Term Incentive Equity Awards. Mr. Galant’s offer letter also includes the following long-term incentive equity awards:

•	An initial stock option grant of 500,000 options (grant date valuation of approximately $4.7 million) with time-based vesting over four years (25% on the first anniversary of the date of grant and quarterly thereafter).

•	An initial restricted stock grant of 300,000 shares of VeriFone common stock (grant date valuation of $6.9 million) with time-based vesting, 50% of which vested on Mr. Galant’s start date, and 50% of which will vest on the first anniversary of his start date.

•	An initial RSU grant in an amount at target of 200,000 shares of VeriFone common stock (grant date valuation of approximately $6.5 million) (the “Upfront TSR Shares”), with payout opportunity ranging from 0% to 200% of target, based on the level of achievement of our TSR relative to the companies in the S&P North America Technology Index over the 3-year performance period through the third anniversary of Mr. Galant’s start date. For purposes of the Upfront TSR Shares, TSR will be calculated on a stack-ranked basis using a 60-trading day average closing prices immediately preceding the beginning and end of the performance period. Payout shall be at target (i.e., 200,000 shares of common stock) for TSR at the 50th percentile, scaling for performance above and below the 50th percentile (e.g., 60th percentile ranking results in payout at 120% of target or 240,000 shares of common stock). The threshold for any payout under the Upfront TSR Shares is the 25th percentile (i.e., no shares of common stock will be awarded for performance below the 25th percentile) and the maximum payout shall equal 200% of target (i.e., 400,000 shares) at the 100th percentile. In the event of a Change in Control (as defined in Mr. Galant’s offer letter), the performance period for the Upfront TSR Shares will terminate effective immediately prior to the Change in Control, the level of payout under the Upfront TSR Shares shall be measured at that time and the Upfront TSR Share payout as so determined will be subject to time-based 3-year cliff vesting from the original grant date. By setting the performance metric on a relative basis, the Compensation Committee was cognizant of the possibility of a payout in the face of declining performance, but balanced such concern with the need to provide competitive compensation. In addition, the Compensation Committee believes that a benchmark against industry TSR is appropriate to counteract factors, such as overall economic conditions, that are outside of the executive’s control.

The amount of the annual awards will be determined by our Compensation Committee in accordance with our executive compensation program and practices, which includes consideration of the Company’s and Mr. Galant’s performance, compensation analyses prepared by the Committee’s independent compensation consultant and benchmarks against peer group compensation, without the inclusion of the make-whole amounts which were meant to be one-time rather than recurring.

Relocation expenses. Under the offer letter with Mr. Galant, we agreed to reimburse Mr. Galant for reasonable expenses involved in his relocation, which will cover the actual movement of household and personal belongings and other relocation expenses associated with joining VeriFone, as well as reasonable travel for Mr. Galant and his family for house-hunting trips and the cost of temporary housing (not to exceed twelve months) and associated expenses, which includes gross up of income taxes associated with these relocation expenses.

Severance and Change of Control. Mr. Galant’s offer letter provides for certain severance payments, including payments in the event of a change in control. See additional disclosures regarding severance and change of control provisions under “Severance and Change of Control Provisions — Severance Arrangements with Current Executives” in this CD&A.

Appointment of Mr. McGinn as Interim CEO

In connection with the resignation of our former CEO in March 2013, the Board appointed Mr. McGinn, who at the time had served as a member of our Board for over four years and had a number of years of experience as a chief executive of a complex, global company, to serve as interim CEO. Mr. McGinn served as interim CEO from March 12, 2013 through September 30, 2013. In setting the compensation for Mr. McGinn’s service as interim CEO, our Compensation Committee considered the input of the Committee’s independent compensation consultant as well as market data provided by the compensation consultant of compensation for interim CEO appointments within the technology industry in recent years. The Committee further worked with its compensation consultant to determine a level of compensation that would take into account the particular circumstances of the interim CEO role. In particular, the Committee considered the anticipated substantial amount of time Mr. McGinn would need to devote to leading the Company through a time of leadership uncertainty and operational transition, including a recent change in CFO and sequential decline in financial results, Mr. McGinn’s prior experience as a CEO, Mr. McGinn’s knowledge of our operations and industry in connection with his service on our Board and the interim nature of the appointment. The Committee also felt it was important to ensure stability for the Interim CEO role, and determined to set a higher value for equity awards with cliff vesting upon the appointment of a permanent CEO. In accordance with his offer letter, Mr. McGinn received the following compensation for his service as interim CEO:

•	Cash compensation of $170,000 per month during the service term.

•	An initial RSU grant with a grant date fair value of $1,500,000 that cliff vested on September 30, 2013, upon Mr. Galant’s appointment as our permanent CEO.

•	A RSU grant on September 1, 2013 with a grant date fair value of $250,000 that cliff vested on September 30, 2013, upon Mr. Galant’s appointment as our permanent CEO.

•	Under the terms of our offer letter with Mr. McGinn, the vesting of the equity awards was subject to Mr. McGinn’s continued employment as interim CEO at the time a permanent CEO commenced employment with VeriFone.

•	Because of the temporary nature of Mr. McGinn’s service as interim CEO, Mr. McGinn was not eligible for participation in any severance plan or annual incentive awards programs.

•	Mr. McGinn was entitled to participate in our standard employee benefit plans on the same basis as those benefits are provided to other senior executives of the Company.

Our offer letter with Mr. McGinn also provided for:

•	Payment of a flight options card or similar aircraft usage card and any additional cards (after consultation with the Chair of the Audit Committee) for use of a private aircraft in connection with business travel during Mr. McGinn’s term as interim CEO and where travel on commercial aircraft was not reasonably practical.

•	Reimbursement of certain expenses attributable to commuting between Mr. McGinn’s primary residence on the East Coast and our offices in San Jose on a weekly basis and for certain housing costs near our San Jose offices, including gross up of any associated income taxes.

Appointment of Mr. Rothman as CFO

Mr. Rothman joined VeriFone as EVP and CFO effective February 4, 2013. Mr. Rothman succeeded and replaced Mr. Dykes as the Company’s EVP and CFO. The compensation components of Mr. Rothman’s offer letter include:

Base Salary and Bonus. Base salary at an annual rate of $450,000 and a total target cash bonus of $350,000 per annum, prorated for partial fiscal years, with payout based on the achievement of certain company-wide corporate financial performance objectives as set by our Board and personal performance goals. In June 2013, the Compensation Committee revised the target cash bonus amount to $450,000 per annum. See “Bonus Targets and Awards” in this CD&A.

Long-Term Incentive Equity Awards. Mr. Rothman’s offer letter also includes the following long-term incentive equity awards:

•	An initial RSU grant with an April 1, 2013 grant date and grant date value of $1.0 million, with time-based vesting over four years (25% on the first anniversary of the date of grant and quarterly thereafter); and

•	An additional RSU grant with a July 1, 2013 grant date and grant date value of $2.0 million, with time-based vesting over four years (25% on the first anniversary of the date of grant and quarterly thereafter).

Mr. Rothman will be eligible for annual equity awards when such grants are made to our executives. The amount of the annual awards will be determined by our Compensation Committee in accordance with our executive compensation program and practices, which includes consideration of the Company’s and Mr. Rothman’s performance, compensation analyses prepared by the Committee’s independent compensation consultant and benchmarks against peer group compensation. Under the terms of our offer letter with Mr. Rothman, it is anticipated that Mr. Rothman would be eligible for annual equity refresh awards in the range of $1.0 million to $1.5 million in value, with 50% of those annual grants subject to time-based vesting over a four year period, and the remaining 50% subject to performance-based criteria over a performance period of one year. Any such equity awards are at the sole discretion of the Board and Compensation Committee of the Board and are not guaranteed in any manner.

Expenses. Under the terms of Mr. Rothman’s offer letter, we reimburse Mr. Rothman for air fare for commuting between his primary residence in San Diego and our offices in San Jose on a weekly basis and certain housing costs near our San Jose offices. Such reimbursement does not include gross up for any associated income taxes.

Severance and Change of Control. Mr. Rothman’s offer letter provides for certain severance payments. See additional disclosures under “Severance and Change of Control Provisions — Severance Arrangements with Current Executives” in this CD&A.

VeriFone Executive Severance Policy

During this time of executive leadership transition, while the Compensation Committee remained cognizant of the importance of structuring compensation such that executives are rewarded for increasing shareholder value, the Compensation Committee also sought to maintain the stability of the executive management team and our key continuing executives, through a time of leadership uncertainty by adopting a new executive severance policy (as described below). Our Compensation Committee viewed executive stability and retention as critical to the Company’s achievement with respect to its performance initiatives. The Compensation Committee further considered Mr. McGinn’s assessment of our executives’ roles in our performance initiatives and the retention risks in light of the resignation of our former CEO, as well as market practices and best practices with respect to executive severance arrangements.

In reaching their decisions to implement this severance policy and the other retention incentives described in this CD&A to Messrs. Rothman, Liu and Yanay and Ms. Miles, including the adjustment of base annual salary and cash incentive awards described under “Determination of Compensation — Fiscal Year 2013 Annual Base Salary Determination” and the retention-driven long-term incentive awards described under “Long-Term Incentive Program — Fiscal Year 2013 Equity Incentive Determinations” in this CD&A, the Compensation Committee also took into consideration the efforts and contributions of our NEOs to the performance initiatives that were underway at the Company. These performance initiatives were established following the departure of our former CEO in order to focus our corporate strategy on turning around our performance following disappointing financial results, including a core emphasis on optimization of our product portfolio, our R&D processes and company-wide spending. Our NEOs participated in ongoing rigorous evaluations of the Company’s competitive position and product strategy in key markets and personally engaged with customers and partners to reinvigorate the Company’s competitiveness. They also participated in detailed reviews to ensure our strategic investment in R&D for key products and markets in order to best position the Company for strategic growth and long-term profitability.

The Compensation Committee also believes that it is beneficial to implement a consistent set of severance terms for our executives in order to provide specificity and certainty, both for our executives and us, as it will not only promote executive retention and provide leadership stability, but also enable us to develop our business plans with more clarity in executive retention costs. Considering all these factors, in September 2013, the Compensation Committee adopted the VeriFone Executive Severance Policy for certain of our executives, including Messrs. Rothman, Liu and Yanay and Ms. Miles, to provide for severance payments as follows:

Termination by Company without cause

•      Lump sum cash payment of 1x base salary.

•      12 months medical, dental, vision and life insurance continuation/COBRA coverage, subject to adjustment if alternate employment is obtained.

•      Vesting acceleration to the extent provided in the applicable equity award agreements.

Termination without cause or for good reason in connection with CEO transition (within 12 months of start of first new and permanent CEO)

•      Lump sum cash payment of 1.5x base salary.

•      12 months medical, dental, vision and life insurance continuation/COBRA coverage, subject to adjustment if alternate employment is obtained.

•      Full acceleration of equity awards, with performance-based awards vesting without proration based on performance criteria through date of termination.

Termination without cause or for good reason in connection with a change in control

•      Lump sum cash payment of 1x base salary.

•      12 months medical, dental, vision and life insurance continuation/COBRA coverage, subject to adjustment if alternate employment is obtained.

•      Full acceleration of equity awards.

Under the Executive Severance Policy, all benefits are subject to the executive executing a final, non-revocable general release in a form acceptable to the Company, non-compete and non-solicit provisions covering a period of one year following the date of termination and non-disparagement provisions. See additional disclosures regarding change of control provisions under “Severance and Change of Control Provisions” in this CD&A.

Compensation Program

Objectives

We believe that highly talented, dedicated, and results-oriented management is critical to our growth and long-term success. Our compensation program, which is subject to the oversight of our Board and its Compensation Committee, is designed to:

•	Align our management’s interests with long-term stockholder value by providing for a significant portion of management’s compensation in the form of long-term incentive awards, such as stock options, RSUs, and other stock-based awards, with a combination of time-based and performance-based vesting schedules, the value of which depends upon the performance of our common stock;

•	Tie each NEO’s compensation to our success during the most recent fiscal year, measured in large part by our financial and operational performance, using targets that are aligned with our business strategy and operational plan as approved by our Board, and any variations in stockholder value during that period;

•	Tie a portion of each NEO’s compensation to that executive’s individual performance in supporting our goals for the fiscal year as outlined by the Board, in order to encourage and reflect individual contributions to our overall performance by rewarding individual achievement;

•	Attract, motivate, and retain management talent of high quality in an intensely competitive market;

•	Ensure that each NEO’s compensation is at appropriate and competitive levels relative to each other and to senior executives at companies that we have identified as peer group companies, including certain of our competitors; and

•	Structure, to the extent deemed appropriate by our Compensation Committee, the bonuses paid to our NEOs to be tax deductible to us as “qualified performance-based compensation” under Section 162(m) of the IRC.

Implementing Our Objectives

The Compensation Committee determines the compensation for each of our NEOs. The Compensation Committee evaluates base salaries and short-term and long-term incentive awards as tools to provide the appropriate incentives to meet our compensation objectives both individually and in the aggregate for our NEOs. We believe the most important indicator of whether our compensation objectives are being met is whether we have motivated our NEOs to deliver superior performance, particularly with respect to financial performance and stockholder return, and incentivized executives to perform in line with our expectations to continue their careers with us.

We establish the performance targets for our NEOs at the beginning of each fiscal year based on our operating plan approved by the Board at that time. The financial forecasts that form our operating plan reflect our company-wide growth targets and recognize individual contribution to corporate performance and objectives, and the components are intended to incentivize our NEOs. The financial performance targets used for purposes of executive compensation are generally set at the operating plan targets for performance at the higher end of the range of our planned growth. Our operating plan reflects what our management and Board believes we could achieve if we successfully execute our operational strategies and goals.

Elements of Executive Compensation

Each compensation component is structured to recognize individual performance and the components are intended to incentivize both short- and long-term performance. Our compensation program consists of the following short-term and long-term components:

Short-term components

•	Base salary;

•	Variable annual and/or semi-annual performance-based cash bonus awards; and

•	Benefits and perquisites.

Long-term components

•	Grants of equity awards with time-based vesting; and

•	Grants of equity awards that vest based on achievement of performance targets.

The foregoing elements combine to promote the compensation objectives that we have outlined above. The Compensation Committee believes that a mix of both short-term cash incentives and long-term equity incentives are appropriate to implement our overall compensation program. The Compensation Committee sets base salaries and benefits and perquisites at amounts that are designed to provide a competitive level of compensation in order to achieve our objective of attracting, motivating and retaining management talent of high quality in a competitive environment. Excluding grants relating to new executive hires, the Compensation Committee seeks to set approximately 50% of equity awards to vest on achievement of performance targets. The Compensation Committee structures performance-based cash bonus awards to provide our NEOs with compensation that rewards the achievement of our corporate performance targets. The Compensation Committee uses equity incentive awards to motivate NEOs to achieve superior performance over a longer period of time and to tie a substantial portion of each NEO’s compensation to long-term stockholder value. In determining the amount of compensation awarded to a particular NEO, the Compensation Committee considers the following factors:

•	Whether the short- and long-term components of the compensation package, in absolute as well as relative terms, assure that appropriate recognition, incentives and retention value are maintained;

•	Our share price performance over a multi-year period compared against relevant market indices;

•	Our financial performance during the fiscal year as measured against projections of our financial performance approved by the Board at the beginning of the fiscal year, including projections in respect of non-GAAP net revenues, non-GAAP EPS and free cash flow;

•	Information prepared by the Compensation Committee’s independent executive compensation consultant, Compensia, as described under “Competitive Data” and “Role of Compensation Consultants” below, including information with respect to the compensation plan arrangements of technology companies with revenues, market capitalization, market capitalization as a multiple of revenue and annual revenue growth comparable to ours and selected peer companies; and

•	Evaluations by our CEO of NEO performance in relation to our corporate objectives. Our CEO does not make recommendations about his own compensation.

Based on the foregoing factors as well as the objectives described above, the Compensation Committee considers the total compensation that may be awarded to the NEOs including the allocation among base salary, performance-based cash incentive compensation, equity incentive compensation and benefits and perquisites. The Compensation Committee also takes into account the prior year’s annual cash compensation of each NEO as well as how total compensation compares as between individual NEOs. In addition, the Compensation Committee also considers retention value of each NEO’s current equity holdings and total compensation awarded. The Compensation Committee’s goal in awarding compensation is to award compensation that is reasonable in relation to the objectives of our compensation program when all elements of potential compensation are considered.

Mix of Compensation Elements

As discussed above, the Compensation Committee seeks to structure 50% of the equity awards as performance-based. However, we do not have any other pre-established targets relating to the mix between base salary, short-term performance-based cash compensation and long-term equity compensation. The Compensation Committee makes a determination as to the particular mix of a NEO’s total compensation for a particular year based on its review of the factors described above relating to how base salaries, short-term performance-based cash compensation and long-term equity compensation are set in each year. See “Grants of Plan-Based Awards for Fiscal Year 2013” below for information about fiscal year 2013 equity awards to our named executives.

Executive Stock Ownership Guidelines

In March 2010, the Board adopted stock ownership guidelines that apply to our CEO and each executive officer who is a direct report to our CEO. The guidelines require our CEO to own a minimum number of shares of our common stock valued at three times his annual base salary, and for each executive who is a direct report to the CEO to own a minimum number of shares of our common stock valued at such executive’s annual base salary.

Under these guidelines, unvested restricted stock awards and RSU awards and owned stock count toward the ownership level. Executives appointed prior to the effectiveness of the guidelines have until March 17, 2015, the fifth year anniversary of the effective date of the policy to achieve the relevant stock ownership levels. An executive who is appointed after the adoption of the guidelines has five years from his or her first appointment to comply with the guidelines. Executive officers who subsequently get promoted to a higher level must achieve their previous target shares within the initial five-year period, but will have until five years from the date of their promotion to achieve the incremental target shares. Any executive officer who fails to meet or maintain these ownership requirements by the required time frame will be required to retain all shares acquired upon option exercise or vesting, net of taxes, until such ownership guidelines are attained. Ownership and progress toward guidelines is reviewed annually by the Compensation Committee.

Tax Considerations

Section 162(m) of the IRC places a limit on the tax deduction for compensation in excess of $1 million paid to certain “covered employees” of a publicly held corporation (generally, the corporation’s chief executive officer and its next three most highly compensated executive officers (other than the corporation’s chief financial officer) in the year that the compensation is paid). This limitation applies only to compensation that is not considered performance-based under the Section 162(m) rules. The Compensation Committee believes that it is in our best interests and the best interests of our stockholders to comply with the limitations of Section 162(m) of the Code to the extent practicable and consistent with retaining, attracting, and motivating our NEOs. The VeriFone Bonus Plan may provide for performance based awards within the meaning of Section 162(m) and the Compensation Committee generally intends to grant awards under the Bonus Plan that are performance-based within the meaning of Section 162(m). However, the Compensation Committee retains the flexibility to pay non-deductible compensation in its discretion.

Policy Prohibiting Derivatives Transactions

In accordance with our insider trading policy, we do not permit any employee, including the NEOs, to enter into any derivative transaction on our stock (including short-sales, market options, or other transactions on derivatives of our securities).

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

Adjustment or Recovery of Awards; Clawback Policy

We do not have a formal policy on the adjustment or recovery of awards or payments if the relative performance measures are restated or otherwise adjusted for our NEOs other than with respect to certain of the outstanding performance equity awards for Mr. Bergeron. For Mr. Bergeron, in certain circumstances in which we restate financial results such that the performance condition for an equity award tranche would no longer be met, then such award would be forfeited. However, the Compensation Committee expects that NEOs will forfeit or return any award or payment to the extent that such award or payment was incorrectly awarded or paid because the relevant performance measures used to determine such award or payment are restated or otherwise adjusted in a manner that would reduce the size of the award or payment.

We are currently reviewing the implementation of a formal policy for the clawback of awards or payments for our named executives and expect to fully comply with the mandatory recoupment provisions of the Dodd-Frank Act at such time as they are implemented by SEC rule making.

Determination of Compensation

Role of Compensation Consultants

The Compensation Committee consult from time to time with executive compensation consultants and consider the compensation levels of companies within our industry and other industries that compete for the same talent. We also subscribe to certain third-party compensation survey and advisory services that allow us and the Compensation Committee to access reports and compensation survey data detailing compensation practices at peer companies and in the relevant geographical locations for benchmarking purposes. In determining compensation policies and programs for our NEOs, the Compensation Committee also considers the guidelines on executive pay practices periodically published by shareholder advisory firms. Neither we nor the Compensation Committee has maintained any long-term contractual relationship with any compensation consultant, but in recent years the Compensation Committee has retained Compensia, an independent executive compensation consulting firm, in connection with its review of compensation for the NEOs. As described below, in fiscal year 2013, the Compensation Committee considered market data and analysis from Compensia in reviewing our compensation levels and the proposed structure of the compensation program for our CEO and other NEOs. Neither Compensia nor any of its affiliates provided any services to VeriFone other than the services requested by the Compensation Committee.

Role of CEO in Determining Executive Compensation for NEOs

As noted above, in connection with the determination of compensation for our NEOs, our CEO provides recommendations to the Compensation Committee; however, our CEO does not make a recommendation as to his own compensation. While the Compensation Committee uses this information and values our CEO’s recommendations, the Compensation Committee ultimately approves the compensation program for NEOs. None of Mr. Bergeron, Mr. McGinn or Mr. Galant was present at any Compensation Committee discussions regarding their own compensation.

Competitive Data

Our Compensation Committee considers market data and executive compensation data and trends of our peer group companies from independent compensation consultants in making executive compensation decisions. For fiscal year 2013, our Compensation Committee engaged Compensia to prepare analyses and reports, including an analysis of base salary, total cash compensation, long-term incentive value and total direct compensation of our peer group companies, and an analysis of the competitiveness of our CEO and CFO compensation programs which focused on the 1-year and 3-year alignment of our CEO and CFO pay and company performance (in terms of total shareholder return and revenue growth) compared to our peer group companies. The peer group companies reviewed and approved early in fiscal year 2013 by the Compensation Committee are primarily technology companies, some of which compete with us for business or for executive talent. The Compensation Committee’s intent was to choose peer group companies that have one or more attributes significantly similar to ours, including size (evaluated on the basis of revenue and market capitalization), location, general industry, or products. The Compensation Committee reviewed this and other benchmarking data and market trends in its assessment of our executive compensation program.

The following companies made up the peer group companies for fiscal year 2013:

Alliance Data Systems	Linear Technology
Altera	MICROS Systems
Brocade Communications Systems	Nuance Communications
Equinix	NVIDIA
Global Payments	ON Semiconductor
Itron	Teradyne
Lender Processing Services	Xilinx

Peer Group Update

In June 2013, the Compensation Committee adopted a formula-based approach, utilizing only objective quantitative criteria, to peer group selection that takes into account the following company characteristics:

•	Principal business generally in high-technology;

•	Comparable in market capitalization (using a guideline of four-tenths to four times our amounts);

•	Comparable in revenues (using a guideline of one-half to two times our amounts);

•	Comparable in terms of market capitalization as a multiple of revenue (using a guideline of one-half to two-and-a-half times our multiple); and

•	Having an annual revenue growth exceeding 5%.

The Compensation Committee will utilize these objective criteria in its selection of our peer group companies for fiscal year 2014 executive compensation.

The Compensation Committee used the compensation data and market trends described above as one of a number of factors in its decisions regarding compensation and pay practices, and generally used such data and trends as a reference point rather than as a strict benchmarking tool in making decisions as to whether the contributions and responsibilities of each NEO are properly reflected in his or her compensation. The Compensation Committee additionally evaluated our long-term business performance and compensation objectives, along with individual performance, as described below, in its executive compensation decisions. It did not, however, separately consider the historical performance or future projected performance trends of any of these peer group companies relative to our historical performance or future projected performance trends for executive compensation purposes. The Compensation Committee applied a similar approach with respect to determinations of change of control or termination payments for our NEOs, as further described below under “Potential Payments Upon Termination or Change of Control.”

The Compensation Committee reviewed our executive compensation programs and practices, and analyzed, for each NEO, all existing elements of compensation (including base pay, cash bonus awards and long-term equity awards). In evaluating the competitiveness of our executive compensation program and setting executive compensation, the Compensation Committee compared these compensation components separately, and in total, to compensation at the peer group companies. For fiscal year 2013, the Compensation Committee generally weighed the mix of compensation to the NEOs more toward long-term incentive awards, with total cash compensation levels at the 25th to 50th percentile of peer group companies and awards of long-term incentive awards in the 75th to 100th percentile of peer group companies. Total target aggregate compensation for NEOs, including long-term incentive awards, for fiscal year 2013 was at the top quartile of peer group companies.

Base Salary

The objective of base salary is to provide fixed compensation to an NEO that reflects individual job responsibilities, experience, value to our company, and demonstrated performance. The salaries for the NEOs are typically determined by the Compensation Committee based on its subjective evaluation of a variety of factors including the following:

•	The scope and importance of the NEO’s responsibilities.

•	The contribution and experience of the NEO.

•	Competitive market information regarding salaries.

•	Overall compensation trends and economic conditions for peer group companies and the broader technology market.

•	The importance of retaining the NEO along with the competitiveness of the market for the NEO’s role and responsibilities.

•	The base salary of the NEO in prior fiscal years.

•	The base salary of individual NEOs as compared with each other.

•	For our CEO, the detailed analysis of our CEO’s compensation program by Compensia.

•	As to the NEOs other than the CEO, the recommendation of our CEO based on his subjective evaluation of the individual’s performance.

Base salaries are typically reviewed annually in the first quarter of each fiscal year in connection with annual performance reviews and adjusted to take into account the factors described above. There was no change in salary for our NEOs for fiscal 2014.

Fiscal Year 2013 Annual Base Salary Determination

The Compensation Committee set fiscal year 2013 annual base salaries of the NEOs in December 2012, consistent with its normal practice.

For fiscal year 2013, the Compensation Committee generally set the annual base salary of each of our NEOs after consideration of a number of factors. Factors the Compensation Committee considered included similar arrangements in place at our peer group companies, the total fiscal year 2013 compensation package to be set for each NEO, total compensation in past fiscal years, each NEO’s performance during the past fiscal year, the extent of relevant experience of each NEO, and his or her expected role and scope of responsibilities within our company. Consistent with our prior practice, for fiscal year 2013, the base salaries for Messrs. Dykes, Rothman and Yanay and Ms. Miles were initially set at amounts which, when combined with target cash bonus amounts, are intended to rank at approximately 25th percentile for comparable positions at our peer group companies. See “Fiscal Year 2013 Bonus Determinations — Determination of 2013 Target Bonus Amount” in this CD&A.

The Compensation Committee believes that our continuing executives have made significant contributions to our Company’s overall longer-term performance, as evidenced by our 5-year stock performance compared to relevant market indices, and are key to the performance initiatives that are underway at the Company. Therefore, in June 2013, in light of the significant transition in our leadership and the then-pending search for a permanent CEO, as well as the potential impact on executive retention, the Compensation Committee adjusted the annual base salaries for Messrs. Rothman, Liu and Yanay and Ms. Miles, with an effective date as of March 18, 2013, to provide greater retention value in a highly competitive market for executive talent. The adjusted base salary for each of Messrs. Rothman and Yanay and Ms. Miles was intended to rank, when combined with the target cash bonus amount, at approximately the 75th percentile of total target cash compensation for comparable positions at our peer group companies. See “Fiscal Year 2013 Bonus Determinations — Determination of 2013 Target Bonus Amount” in this CD&A. The following table sets forth the fiscal year 2013 annual base salaries for our NEOs, which reflects the June 2013 adjustment for Messrs. Rothman, Liu and Yanay and Ms. Miles:

NEOs	Fiscal Year 2013
Paul Galant	$800,000
Marc E. Rothman	$450,000
Richard A. McGinn (1)	$—
Albert Liu (2)	$400,000
Jennifer Miles (3)	$410,000
Eliezer Yanay (4)	$400,000
Douglas G. Bergeron	$800,000
Robert Dykes	$430,000

(1)	Because Mr. McGinn’s service as interim CEO was on a temporary basis, his cash compensation was set at $170,000 per month during his service term.
(2)	Mr. Liu’s annual base salary for fiscal year 2013 was initially set at $365,000.
(3)	Ms. Miles’ annual base salary for fiscal year 2013 was initially set at $365,000.
(4)	Mr. Yanay’s annual base salary for fiscal year 2013 was initially set at ILS 1,325,000 (equivalent to $376,816 based on the October 31, 2013 exchange rate of 3.519 Shekels per on U.S. Dollar).

Mr. Galant’s base salary was set as part of his negotiated, initial compensation in connection with his appointment as our CEO, effective October 1, 2013. In determining Mr. Galant’s salary level (and compensation), the Compensation Committee considered input from Compensia, the Compensation Committee’s independent compensation consultant. The Compensation Committee gave significant weight to Mr. Galant’s extensive experience and qualification, his then-current compensation package, as well as the compensation of CEOs at our peer group companies. The companies forming part of the peer group considered are identified under “Determination of Compensation — Competitive Data” in this CD&A. See also “Fiscal Year 2013 Leadership Transition” in this CD&A for further discussion.

The fiscal year 2013 base salary amount for Mr. Bergeron was set by the Compensation Committee in December 2012. The Committee retained Mr. Bergeron’s base salary at the same level as in fiscal years 2012 and 2011. In determining Mr. Bergeron’s salary level (and compensation), the Committee engaged Compensia to prepare an assessment of the components of Mr. Bergeron’s compensation against peer group company data. The Committee evaluated Mr. Bergeron’s leadership and performance as well as our overall financial and stock price performance against peer group companies in determining the compensation levels appropriate to retain and incentivize Mr. Bergeron. The companies forming part of our peer group are identified under “Determination of Compensation-Competitive Data” in this CD&A.

Incentive Compensation

Our incentive compensation program consists of both a short-term component and a long-term component. Our short-term incentive compensation is non-equity-based and consists of performance-based cash awards. Our long-term incentive compensation consists of equity awards, half of which are performance-based and half of which are time-based.

Short-Term Incentive Compensation Program

Our Compensation Committee utilizes short-term performance-based cash compensation to incentivize achievement of certain short-term corporate objectives.

For fiscal year 2013, the short-term incentive compensation was initially set in December 2012 to include semi-annual bonuses and a year-end bonus, in each case based on pre-established targets and objectives. Because of the leadership transitions we experienced, the Board adopted an amended operating plan in May 2013. Subsequently, in June 2013, the Compensation Committee adjusted downward the performance targets for the second half of fiscal year (i.e., May 1, 2013 through October 31, 2013) to reflect the revised operating plan and the lower external guidance announced by us. These adjustments were part of a renewed look at all aspects of our business by our interim CEO and by our new CFO, together with our Board of Directors, in the face of challenges that our Company faced at the end of fiscal year 2012 and in fiscal year 2013. In response to shareholder concerns about our overall executive compensation program and policies, the Compensation Committee also eliminated the separate annual short-term incentive component and expanded the performance metrics to include additional financial performance metrics (together with the adjustment of performance targets, the “Short-Term Incentive Amendments”). In adopting the Short-Term Incentive Amendments, the Compensation Committee believed that it was important to continue to incentivize our employees, including our executive team, to achieve short-term, sequential improvements in our financial results, while at the same time keeping the executive team focused on an extensive and rigorous review of the Company’s competitiveness and several key initiatives to invest in our long-term profitability. See “The Fiscal Year 2012 Say-on-Pay Vote; Changes Implemented” in this CD&A for further discussion.

Fiscal Year 2013 Metrics

1. Financial and Corporate Performance Metrics

The Compensation Committee views financial and corporate performance as the most important factor in determining an NEO’s cash incentive bonuses. In December 2012, the Compensation Committee approved the performance metrics for our short-term incentive program. The performance metrics were designed to support our fiscal year 2013 business priorities, specifically centering on net revenues and earnings growth. The metrics included non-GAAP net revenues and non-GAAP EPS. In connection with concerns raised by our stockholders regarding our executive compensation program and our leadership transitions, the Compensation Committee approved certain compensation changes including the Short-Term Incentive Amendments discussed above. In connection with these changes, free cash flow was added as a financial performance metric.

Non-GAAP net revenues

We consider growth in revenues to be an essential component of our long-term success and viability. Non-GAAP net revenues is used by us in addition to revenues recognized in accordance with GAAP to evaluate our company’s performance, and is a non-GAAP financial measure. For fiscal year 2013, non-GAAP net revenues reflects adjustments to add back the fair value decrease (step-down) in deferred revenues at acquisition from acquired entities, exclude revenues related to a divested business and add back the exclusion of the impact of penalties paid to customers for delayed deliveries due to a fire at one of our Brazilian facilities. We refer to this measure as non-GAAP net revenues in reports of our financial results on Form 8-K.

Non-GAAP EPS

We consider growth in non-GAAP EPS to be an indicator of our ability to generate returns on our operations and fund future growth. This is a non-GAAP financial measure that we use to evaluate our performance and compare our current results with those for prior periods, as well as with the results of other companies in our industry. This non-GAAP metric has also been used by investment analysts to evaluate our performance. Non-GAAP EPS is calculated by excluding the following GAAP items from GAAP net income (loss) as reported: fair value decrease (step-down) in deferred revenue at acquisition; stock-based compensation; acquisition, divestiture and restructure related adjustments; certain other charges and income that we believe may limit the comparability of our ongoing operations with prior and future periods, such as litigation loss contingency expense, certain costs incurred in connection with senior executive management changes, such as separation payments, legal fees and recruiter fees, and non-cash interest expense; and the effect of the income tax rate based upon cash taxes applied to non-GAAP income. Non-GAAP diluted shares include additional shares for non-GAAP purposes in periods where we have non-GAAP net income and GAAP net loss. We refer to this measure as non-GAAP net income per diluted share in reports of our financial results on Form 8-K.

Free cash flow

Free cash flow is a non-GAAP financial measure that we use to evaluate our operating cash flow, including the impact of our investments in long-term operating assets, such as property, equipment and capitalized software. We determine free cash flow as net cash provided by operating activities less capital expenditures, in each case as determined in accordance with GAAP.

A summary of our actual achievement against the above company-wide financial metric targets for the corporate component of our NEOs’ performance-based awards for fiscal year 2013 is disclosed under “Fiscal Year 2013 Bonus Determinations — Bonus Targets and Awards.” Corporate achievement of the non-GAAP net revenues and non-GAAP EPS targets must be at 80% or greater for both components in order for there to be a payout on any award. In addition to the above, a portion of the fiscal year 2013 semi-annual performance-based bonus for Ms. Miles was measured against pre-established contribution margin and revenue targets for the business units that she manages.

Business-unit specific financial metrics

The Compensation Committee believes that it is important to tie a substantial portion of Ms. Miles’ performance-based incentive compensation to not only the company-wide performance metrics, but also the performance metrics specific to the business units she manages. Therefore, the performance-based equity awards granted in the beginning of fiscal year 2013 and the cash incentive compensation for the first half of fiscal year 2013 were tied to the following business-unit specific metrics:

•	Business-unit revenues — the net revenues attributable to the business units Ms. Miles manages.

•	Business-unit contribution margin — calculated by excluding cost of goods sold and operating expenses (consisting of sales and marketing expenses, general and administrative expenses, and research and development expenses) from net revenues, in each case attributable to the business units Ms. Miles manages.

2. Individual and Organizational Performance Metrics

In general, the Compensation Committee recognizes that it is important to reward individual contributions measured based on performance goals set for each NEO that reflect our overall corporate business strategy as well as business unit-specific strategic and financial goals and other particular areas of importance for the business units managed by each NEO. A portion of each NEO’s bonus is evaluated based on attainment of pre-established personal and organizational, or business unit-specific, performance objectives. Generally, in the first quarter of each fiscal year, the Compensation Committee sets a list of individual performance goals for our CEO after meeting with him. The Compensation Committee also reviews the individual performance goals that the CEO recommends for the other NEOs and makes adjustments to those performance goals as it deems appropriate.

After the completion of the fiscal year, the Compensation Committee meets with the CEO to review whether the CEO’s pre-established individual performance goals were met and to provide the CEO with an opportunity to present what he believes are his significant contributions to our Company for the fiscal year. The Compensation Committee also reviews the individual performance of each other NEO with the CEO. In determining the overall individual performance of each NEO other than the CEO, the Compensation Committee places substantial weight on the CEO’s recommendations and its discussions with the CEO regarding the performance of the other NEOs.

In acknowledgement of the unfavorable stockholder vote on our executive compensation program for fiscal year 2012 and the stockholder feedback we received as a result of our outreach efforts, the Compensation Committee has undertaken to increase the weight of the financial and corporate performance component for our cash incentive compensation. As part of the Short-Term Incentive Amendment, for the second half of fiscal year 2013, weighting given to the corporate financial performance metrics has been increased from 60% pre-amendment for non-sales executives and 30% for sales executives to 75% post-amendment for all executives. The Compensation Committee increased the financial and corporate performance weighting so that a more substantial portion of our executive compensation is closely aligned with those performance elements the Compensation Committee believes are most important to our stockholders and the creation of shareholder value.

In formulating the performance targets for executive compensation, the Compensation Committee balances the consideration of the likelihood of achieving such performance targets with the effectiveness of such targets in incentivizing our NEOs’ performance, consistent with similar considerations when the management prepared our operating plans. The Compensation Committee aims to set company-wide and business-unit specific financial performance targets that are expected to be possible, but not easy, to achieve with meaningful effort. On a year-over-year basis, we typically plan for a certain growth rate in each of the financial performance metrics when setting targets, after taking into account growth opportunities, strategic initiatives and market position as well as any countervailing considerations. Therefore, in general, unless there are unusual or unexpected factors affecting our business in general, our key markets or a key business unit or region or if an NEO fails to adequately execute on planned initiatives, it is probable, though not certain, that targets will be achieved at approximately 100% with meaningful effort. It was important to the Compensation Committee that achievement of performance targets is subject to a certain level of risk, including the risk that there will be no payout as a result of the threshold requirement. For the first half of fiscal year 2013, for example, one of the thresholds for corporate-level targets was not achieved and no payout was made to any NEO for the first half of fiscal year 2013.

3. Qualitative Discretionary Component

Although the Compensation Committee believes that the bulk of the bonus should normally be based on objective measures of financial and stock performance, it also believes that in certain circumstances subjective performance elements can be important in setting the bonus compensation of NEOs. A portion of an NEO’s bonus target may be awarded based on a subjective evaluation of the NEO’s performance. For the first half of fiscal year 2013, approximately 10% of the total cash bonus target for Ms. Miles was based on whether she met or exceeded our CEO’s expectations following our CEO’s subjective review of her individual performance during the period. For the same period, no portion of other NEOs’ cash bonus targets was based on subjective elements. For the second half of fiscal year 2013, this subjective review could impact each NEO’s bonus eligibility by +/- 20%. This performance assessment is evaluated subjectively and typically based on qualitative factors such as achievements in the areas of staff people development, succession planning, retention/attrition, communications to staff, compliance culture and tone from the top.

A NEO’s bonus award may also be adjusted based on the Compensation Committee’s subjective evaluation of the NEO’s individual performance. In addition, the Compensation Committee has the discretion, in appropriate circumstances, to award a bonus less than the amount determined by the objective steps set out above, including to award no bonus at all. The Compensation Committee also has the discretion to award special additional discretionary bonuses for exceptional performance or for the achievement of specific accomplishments that the Compensation Committee, after consultation with management, has determined are of significant importance to us. For fiscal year 2013, the Compensation Committee did not award any additional discretionary bonus to any NEO.

Fiscal Year 2013 Bonus Determinations

Determination of 2013 Target Bonus Amount

In the first quarter of each fiscal year, the Compensation Committee sets a target bonus amount for each NEO for the fiscal year. The target bonus takes into account all factors that the Compensation Committee deems relevant, with a focus on the objectives of our compensation program. In particular, the Compensation Committee evaluates individual and company performance during the last fiscal year and the then-existing competitive market conditions for executive talent in determining the target bonus of the NEOs in the current fiscal year. The Compensation Committee also places significant weight on the recommendation of and discussions with our CEO in setting target cash bonus compensation of the other NEOs for the fiscal year.

In setting target bonus amounts for the fiscal year, the Compensation Committee determines a target dollar value for awards for each of the performance periods for an NEO (other than the CEO), which, when combined with his or her annual base salary, is intended to provide an appropriate level of upward incentive for the NEO. For fiscal year 2013, the Compensation Committee initially set the target dollar value for awards for Messrs. Rothman and Yanay and Ms. Miles that, when combined with the base salary, was intended to rank at approximately the 25th percentile of total target cash compensation for comparable positions at our peer group companies. As described below, in June 2013, the annual target cash bonus amounts, when combined with base salaries, for the NEOs were adjusted to rank at approximately the 75th percentile for comparable positions at our peer group companies, primarily to strengthen retention value of our compensation packages. For Mr. Rothman, the comparable position is Chief Financial Officer or the top financial executive at our peer group companies. For Mr. Liu, the comparable position is the top legal executive at our peer group companies. For Ms. Miles, the comparable position is the top executive officer responsible for overseeing operations in the Americas (i.e., the Unites States plus other operations in the Americas, or the United States only if that is the only country in which the company has operations in the Americas) for a company that has global operations, or the chief executive officer of a company with revenues between approximately $200 million to $500 million. For Mr. Yanay, the comparable position is the top operations executive at our peer group companies. In setting aggregate target cash compensation for Messrs. Liu and Yanay, the Compensation Committee included an additional 15% over the comparable compensation level to reflect, for Mr. Liu, additional responsibilities to oversee the human resources function and, for Mr. Yanay, additional responsibilities to oversee the research and development function.

The companies forming part of the peer group considered are identified under “Determination of Compensation — Competitive Data” of the CD&A included in this Form 10-K/A.

Bonus Targets and Awards

The aggregate target bonus amounts for NEOs for fiscal year 2013 was initially approved by the Compensation Committee in December 2012. In light of the significant leadership transitions during fiscal year 2013, as well as the potential impact on retention of executive talents, the Compensation Committee adjusted the annual target cash bonus amount for fiscal year 2013 of Messrs. Rothman, Liu and Yanay and Ms. Miles to be the equivalent of his or her annual base salary, with the adjustment applicable to the period from May 1, 2013 to October 31, 2013. Mr. Galant’s annual target bonus was set in accordance with his offer letter. Mr. McGinn was not eligible for annual bonus target due to the interim nature of his appointment. The following table sets forth the target bonus amounts for each of our NEOs as of October 31, 2013.

NEO	Target
Paul Galant (1)	$—
Marc E. Rothman (2)	$450,000
Richard A. McGinn (3)	$—
Albert Liu (4)	$400,000
Jennifer Miles (5)	$410,000
Eliezer Yanay (6)	$400,000

(1)	Because Mr. Galant joined us late in the fiscal year, the Compensation Committee did not set a bonus target for him for fiscal year 2013. Pursuant to his offer letter, Mr. Galant’s is eligible for an annual target bonus of at least 125% of his base salary. See “Fiscal Year 2013 Leadership Transition” in this CD&A for more information.
(2)	Mr. Rothman’s annual target bonus for fiscal year 2013 was initially set at $350,000, pursuant to the terms of his offer letter. For more information, see “Fiscal Year 2013 Leadership Transition” in this CD&A.
(3)	Due to the interim nature of Mr. McGinn’s service, Mr. McGinn was not eligible for any target bonus amounts. See “Fiscal Year 2013 Leadership Transition” for more information.
(4)	Mr. Liu’s annual target bonus for fiscal year 2013 was initially set at $200,000.
(5)	Ms. Miles’ annual target bonus for fiscal year 2013 was initially set at $200,000.
(6)	Mr. Yanay’s annual target bonus for fiscal year 2013 was initially set at ILS 600,000 (an equivalent of $170,503 at the October 31, 2013 exchange rate of 3.519 Shekels per one U.S. Dollar).

The following chart explains the weighting and range of potential payouts of each financial and performance metric in determining the cash incentive awards for Messrs. Rothman, Liu and Yanay and Ms. Miles for fiscal year 2013, as well as the threshold requirements for payouts.

NEOs	First Half of Fiscal Year 2013	Second Half of Fiscal Year 2013

Messrs. Rothman, Liu and Yanay

•      Allocation: 30%, 30% and 40% of the target bonus for these NEOs was allocated to non-GAAP net revenues, non-GAAP EPS and personal performance objectives, respectively.

•      Range of Payouts: Each of these NEOs could have achieved a payout between 0% and 200% of his personal performance target (provided that he achieved at least 80% of his overall performance objectives), and a payout based on the actual percentage of the Company’s achievement of the non-GAAP net revenues target and the non-

•      Allocation: Achievement of pre-set targets for non-GAAP net revenues, non-GAAP EPS and free cash flow each accounted for approximately 25% of the bonus. The remaining 25% of the target bonus was allocated based on the achievement of business-unit specific performance measures during the same period.

•      Range of Payouts: Each of these NEOs could achieve a payout based on the actual percentage attainment for each financial and performance metric (subject to the weightings), provided

NEOs	First Half of Fiscal Year 2013	Second Half of Fiscal Year 2013

	GAAP EPS target, provided that both (i) non-GAAP net revenues and (ii) non-GAAP EPS targets were achieved at or above 80%.	that the (i) non-GAAP net revenues, (ii) non-GAAP EPS, and (iii) business-unit specific performance targets were achieved at or above 80%.

Ms. Miles

•      Allocation: 30%, 60% and 10% of the target bonus was allocated to corporate-level financial performance metrics, business-unit specific financial performance metrics and qualitative discretionary criteria (including forecast accuracy, budget planning, staff development and customer relations), respectively.

•      Range of Payouts:

1.      Corporate-level financial targets: Ms. Miles could have achieved a payout between 0% and 200% of her personal performance target (provided that she achieved at least 80% of her overall performance objective), and a payout based on the actual percentage of the Company’s achievement of the non-GAAP net revenues target and the non-GAAP EPS target, provided that both (i) non-GAAP net revenues and (ii) non-GAAP EPS targets were achieved at or above 80%.

2.      Business-unit specific financial targets: Ms. Miles could have achieved a payout between 50% and 200% of each of her business-unit specific financial performance portions of the bonuses, provided minimum thresholds are met for each performance target.

3.      Qualitative discretionary component: Ms. Miles could have achieved a payout between 0% and 200% of the qualitative discretionary component of her bonuses.

•      Allocation: Achievement of pre-set targets for non-GAAP net revenues, non-GAAP EPS and free cash flow each accounted for approximately 25% of the bonus. The remaining 25% of the target bonus was allocated based on the achievement of business-unit specific performance measures during the same period.

•      Range of Payouts: Ms. Miles could achieve a payout based on the actual percentage attainment for each financial and performance metric (subject to the weightings), provided that the (i) non-GAAP net revenues, (ii) non-GAAP EPS, and (iii) business-unit specific performance targets were achieved at or above 80%.

The following table provides a summary of the targets of and the actual achievements against corporate financial performance metrics for the first and second half of fiscal year 2013 (in millions, except per share numbers and percentages).

	H1			H2
Performance Metrics(1)	Target Performance	Actual Performance(2)	% Achieved	Target Performance	Actual Performance(2)	% Achieved
Corporate Performance Targets
Non-GAAP net revenues(3)	$995.0	$859.4	86.4%	$820.0	$849.8	103.6%
Non-GAAP EPS(4)	$1.45	$0.93	64.1%	$0.45	$0.51	113.3%
Free cash flow(5)	N/A	N/A	N/A	$45.0	$68.6	152.2%
Business-unit revenues	$238.3	$211.4	88.7%	N/A	N/A	N/A
Business-unit contribution margin	$91.6	$78.4	85.6%	N/A	N/A	N/A

(1)	Refer to disclosures under “Fiscal Year 2013 Metrics — 1. Financial and Corporate Performance Metrics” in this CD&A for further description of how we determined these financial performance measures.
(2)	The H1 financial information represents our financial results for our first and second fiscal quarters and the H2 financial information represents our financial results for our third and fourth fiscal quarters. Our full financial results are reported on a quarterly basis on Form 8-K.
(3)	A reconciliation of non-GAAP net revenues to GAAP net revenues for the fiscal year 2013 periods presented is as follows (in millions):

	H1	H2
Non-GAAP net revenues	$859.4	$849.9
Amortization of (step-down) in deferred revenue at acquisition	(2.4)	(2.7)
Acquisition, divestiture & restructure related	0.5	—
Other charges and income	(2.5)	—

GAAP net revenues	$855.0	$847.2

(4)	A reconciliation of non-GAAP income (loss) to GAAP income (loss), as well as non-GAAP EPS to GAAP EPS, for the fiscal year 2013 periods presented is as follows (in millions, except per share numbers):

	H1	H2
Non-GAAP income (loss)*	$103.0	$56.7
Amortization of (step-down) in deferred revenue at acquisition	(2.4)	(2.7)
Acquisition, divestiture & restructure related adjustments	(78.5)	(76.8)
Stock based compensation	(22.4)	(26.5)
Other charges and income	(82.0)	(2.5)
Income tax effect of non-GAAP exclusions and non-GAAP tax rates	35.8	(197.8)

GAAP net income (loss)*	$(46.5)	$(249.6)

	H1	H2
Non-GAAP EPS	$0.93	$0.51
GAAP EPS	$(0.43)	$(2.28)

For the first and second half of fiscal year 2013, we had net income on a non-GAAP basis and a net loss on a GAAP basis. Therefore, the weighted average number of shares used in computing non-GAAP EPS includes shares that are anti-dilutive and excluded from the computation of GAAP EPS.

*	Referred to as “Non-GAAP net income (loss) attributable to VeriFone Systems, Inc. stockholders” and “GAAP net income (loss) attributable to VeriFone Systems, Inc. stockholders,” respectively, in reports of our financial results on Form 8-K.

(5)	A reconciliation of free cash flow to GAAP net cash provided by operating activities for the second half of fiscal year 2013 presented is as following (in millions):

H2
Free cash flow	$68.6
GAAP capital expenditures	35.3

GAAP net cash provided by operating activities	$103.9

For the first half of fiscal year 2013, our achievement of the non-GAAP net revenues and the non-GAAP EPS targets were at 86% and 64%, respectively. Consequently, none of our NEOs earned a payout of any bonus award for the first half of fiscal year 2013.

Messrs. Bergeron and Dykes’ bonus targets were originally set at $1,000,000 and $150,000, respectively. Under our employment agreement with Mr. Bergeron, dated August 2009 (the “Bergeron Employment Agreement”), the Compensation Committee has the discretion to deliver between 0% and 200% of the target annual bonus compensation for our CEO. For fiscal year 2013, one-half of Mr. Bergeron’s target annual bonus may be paid at the discretion of the Board based on Mr. Bergeron’s performance during fiscal year 2013 and the remaining one-half may be paid based on VeriFone meeting or exceeding non-GAAP net income per share of $3.25 for fiscal year 2013. In setting Mr. Dykes’ bonus target, The Compensation Committee took into account that our one-year CFO compensation appears to have a strong alignment with total stockholder return for the same period and weak alignment with revenue growth for the same period; and that our three-year CFO compensation appears to have weak alignment with both total stockholder return and revenue growth for the same period. As discussed earlier, Messrs. Bergeron and Dykes resigned in fiscal year 2013 and did not receive any cash bonus for the fiscal year. See “Severance and Change of Control Provisions — Severance Agreements with Former Executives” in this CD&A for more information.

As part of the Short-Term Incentive Amendment, the short term cash incentive compensation was revised to provide one bonus covering the second half of fiscal year 2013. Messrs. Rothman, Liu and Yanay and Ms. Miles were eligible for awards under the short-term incentive program. For each of the eligible NEOs, the following table provides, for the second half of fiscal year 2013, a summary of the performance targets and the weighting of each target and amounts awarded pursuant to the Short-Term Incentive Amendment.

Performance Metrics Fiscal Year 2013 – Second Half		Marc E. Rothman		Albert Liu		Jennifer Miles		Eliezer Yanay
	Weighting	Target	Awarded	Target	Awarded	Target	Awarded	Target	Awarded
Corporate Performance Targets	75%
Non-GAAP net revenues	34%	$57,375	$59,460	$51,000	$52,853	$52,275	$54,175	$51,000	$52,853
Non-GAAP EPS(2)	33%	$55,687	$63,112	$49,500	$56,100	$50,737	$57,502	$49,500	$56,100
Free cash flow(2)	33%	$55,688	$84,769	$49,500	$75,350	$50,738	$77,234	$49,500	$75,350
Business-unit performance objectives(1)	25%	$56,250	$56,250	$50,000	$50,000	$51,250	$51,250	$50,000	$50,000

Total	100%	$225,000	$263,591	$200,000	$234,303	$205,000	$240,161	$200,000	$234,303

(1)

For the second half of fiscal year 2013, business-unit performance objectives were developed to engage and ensure each NEO’s respective functions to achieve milestones in support of the Company’s performance initiatives, including the initiatives to focus on the Company’s long-term profitability, following the resignation of our former CFO and CEO. Each of the NEOs was expected to lead their teams to contribute to these initiatives. Mr. Yanay’s business-unit performance objectives include his support of and contribution to the Company’s investment in R&D for key products and markets, prioritization and achievement of deadlines for key product development and required certifications, centralization of supply-chain and logistics processes to increase efficiencies and streamline product delivery and optimization of global processes. Ms. Miles’ business-unit performance objectives include her support of and contribution to the Company’s competitive position and product strategy in key markets, and engagement with customers and partners to reinvigorate the Company’s competitiveness. Messrs. Rothman and Liu’s business-unit performance objectives include their respective support of and contribution to prioritization and achievement of deadlines for key product development and required certifications, centralization of supply-chain and logistics processes to increase efficiencies and streamline product delivery and optimization of global processes. For the second half of fiscal year 2013, the Compensation Committee determined that each of the NEOs listed in this table achieved 100% of their respective business-unit performance objectives.
(2)	For purposes of the presentation, target and awarded amounts have been rounded down to the nearest dollar for the non-GAAP EPS metric and rounded up to the nearest dollar for the free cash flow metric.

Long-Term Incentive Program

The Compensation Committee determines, on an annual basis, whether to make equity incentive awards to each NEO. The Compensation Committee believes that awards of equity–based incentive compensation to our NEOs encourage a strong ownership stake in VeriFone and align the interests of the NEOs with those of our stockholders. In fiscal year 2013, all our equity-based grants were made under our 2006 Plan.

Amount of Incentive Compensation. The amount of equity incentive compensation, if any, awarded each year to the NEOs, other than our CEO, is determined by the Compensation Committee in consultation with our CEO after taking into account our overall compensation program objectives and market data provided by the Compensation Committee’s independent compensation consultant. These grants are intended to serve as incentives for our NEOs to remain with us, continue performance at levels consistent with our corporate objectives and to tie a substantial amount of their overall compensation to the long-term performance of our common stock. In general, the Compensation Committee places significant weight on a value-based approach for equity awards.

Mix of Awards. The Compensation Committee believes that a significant portion of the equity awards should be performance-based and our performance-based equity awards have generally been comprised of 50% of each NEO’s total equity awards (determined based on grant date fair value). We view stock options as a way to link the compensation of our NEOs directly to value creation for our stockholders, because the amount that an NEO realizes from stock options depends solely on the increase in value of our common stock from the grant date of the option. We view RSUs, which are an unsecured promise to deliver shares of our common stock, as a method to economically place each recipient of a RSU in the same position as a stockholder because the amount that a recipient ultimately receives from a RSU depends on the actual value of shares of common stock when the shares underlying the RSUs are delivered upon vesting. The Compensation Committee considers all of these alternatives in determining the appropriate mix of equity awards to achieve the proper allocation of performance and retention incentives.

Vesting of Long-Term Incentives. Generally stock options granted with time-based vesting become exercisable as to 25% of the grant one year after the grant date and as to the remainder of the grant in equal quarterly installments over the following three years. The stock option life is seven years from the date of grant and offers NEOs the right to purchase the stated number of shares of our common stock at an exercise price per share determined on the date of grant. Stock options have value only to the extent the price of our shares on the date of exercise exceeds the applicable exercise price. The exercise price is the fair market value of our common stock based on the stock closing price, as traded on the NYSE, on the grant date. Stock options granted with performance-based criteria are earned upon achievement of one or more specified performance targets and become exercisable over a pre-set vesting schedule, usually within one year of the date the option award is granted and are forfeited if the targets are not met as specified.

RSUs that are granted with time-based vesting generally vest as to 25% of the grant one year after the grant date and as to the remainder in equal quarterly installments over the following three years. During fiscal year 2013, as part of what the Compensation Committee viewed as necessary retention measures, Messrs. Rothman,

Liu and Yanay and Ms. Miles received equity grants that cliff vest two years after the grant date. As discussed below, the Compensation Committee believes that such grants were necessary to maintain our executive stability and achieve smooth transition in a critical period of leadership uncertainty. Upon vesting, shares of our common stock are deliverable on a one-for-one basis. RSUs granted with performance-based criteria vest upon achievement of one or more pre-set targets on the specified target date, usually within one year of the date the award is granted, and are forfeited if the targets or the threshold requirements are not met as specified.

Accounting Considerations. All equity grants are accounted for in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 718, Share-Based Payment. The Compensation Committee considered the stock-based compensation charges that would be recorded for accounting purposes for the grants of options and RSUs granted to our NEOs as part of its evaluation of our equity-based incentive compensation. However, the Compensation Committee did not utilize such consideration as a primary factor in designing our long-term equity incentive compensation in light of the fact that these items do not directly relate to the achievement of our compensation objectives.

Equity Grant Procedures. Equity awards to our employees are generally awarded only on dates that the Compensation Committee meets. As a result of this procedure, we have generally awarded equity grants to our NEOs based on and immediately following an annual review of employee equity awards, unless otherwise set forth in a written agreement approved by the Compensation Committee. For newly recruited senior executive officers, equity grants are generally awarded as part of a negotiated initial offer package. For fiscal year 2013, the annual review for our NEOs was completed in December 2012. The grant date was set as the first trading day of the month following Board approval of the equity award. As a result of the leadership change during fiscal year 2013 and for retention purposes, however, the Compensation Committee approved some additional equity awards for certain of our ongoing executive officers as discussed below.

Fiscal Year 2013 Equity Incentive Determinations

December 2012 Grants

In December 2012, following its evaluation of short- and long-term incentive plan practices and market trends, including the report by Compensia, as described above in this CD&A under “Determination of Compensation,” our Compensation Committee granted each of Messrs. Liu and Yanay:

•	A performance-based RSU award with vesting on the first anniversary of grant contingent upon our meeting or exceeding $3.25 in non-GAAP EPS for fiscal year 2013; and

•	An RSU award that time vests over four years (25% one year after the grant date and the remainder in equal quarterly installments over the following three years)

and granted Ms. Miles:

•	A performance-based RSU award with vesting on the first anniversary of the grant date as to one-half of the award if she met or exceeded the internal revenue target set by the Board for her business unit of $485.2 million for fiscal year 2013 and as to one-half of the award if she met or exceeded the internal contribution margin target set by the Board for her business unit of $186.3 million for fiscal year 2013; and

•	An RSU award that time vests over four years (25% one year after the grant date and the remainder in equal quarterly installments over the following three years).

Following fiscal year 2013, based on an evaluation by our Board, the performance-based RSU awards for Messrs. Liu and Yanay and Ms. Miles were forfeited and cancelled because the performance targets were not met.

The Compensation Committee determined to continue to structure certain NEO equity awards as RSUs rather than stock options as a means to encourage executive ownership of VeriFone stock, consistent with our stock ownership guidelines. In making these grants, the Compensation Committee took into consideration peer group data, market practices and trends, the retention value of the current equity profile of each NEO, and our compensation program objectives, including retention in a competitive market, and consulted Compensia, the Compensation Committee’s independent executive compensation consultant. For Messrs. Liu and Yanay and Ms. Miles, the Compensation Committee gave considerable weight to the evaluation by Mr. Bergeron of each NEO’s contributions to their areas of responsibilities and organizational and corporate-wide initiatives as well as our performance compared to peer group companies.

July 2013 Grants — In Connection with Leadership Transition

In July 2013, the Compensation Committee and Mr. McGinn, interim CEO at the time, discussed and considered alternative means to retain our NEOs in light of the leadership changes we experienced in fiscal year 2013 and the challenges facing our business, as well as their impact on executive stability in this critical period for the Company. After considering the retention value of the NEOs’ then-existing equity holdings along with the input from Compensia and Mr. McGinn, the Compensation Committee granted each of Messrs. Rothman, Liu and Yanay and Ms. Miles the following equity awards:

•	A performance-based RSU award that cliff vests one year from the grant date contingent upon our meeting or exceeding certain pre-set financial performance metrics for certain performance periods; and

•	An RSU award that cliff vests two years from the grant date.

Each one-third of the performance-based RSU awards granted to Messrs. Rothman, Liu and Yanay and Ms. Miles will vest on the first anniversary of the grant date if our non-GAAP net revenue, non-GAAP EPS and free cash flow, respectively, for the period from May 1, 2013 to April 30, 2014 meets or exceeds the applicable external guidance announced by us, in each case on an aggregate basis. If any target is achieved at or above the 80% threshold but less than 100%, the vesting of the relevant portion of the award will be prorated based on actual achievement. If any target is achieved below the 80% threshold, the relevant portion of the award will not vest. The Compensation Committee believes that the objective financial and corporate performance metrics introduced in these awards may better align the interests of our executive officers and those of our stockholders and in turn provide better stockholder value, and were advisable in light of the concerns expressed by our stockholders regarding our prior executive compensation practice and the challenges our management faces during this critical period following disappointing financial results.

In setting a one-year cliff vest term for the performance-based RSU award, the Committee sought to strongly incentivize sequential performance following financial results that were lower than anticipated. The Committee set a two-year cliff vest term for the time-based RSU award to specifically cover a period for which executive stability, particularly of our new CFO and NEOs who had served the Company for a number of years and were essential to the success of our performance initiatives and execution of our corporate strategy. These vesting terms were tailored to the Company’s circumstances at the time, and were intended to reflect one-time retention awards rather than our ongoing compensation program or practice.

2012 Bonus Replacement Grants

In December 2012, our employees, including our NEOs, received an award of RSUs in lieu of cash incentive bonuses that would have been paid at the end of fiscal year 2012. These replacement RSUs were granted on January 2, 2013 with a grant date value equal to the cash bonus amounts that were replaced. The RSUs were granted as performance-based and set to cliff vest one year from the grant date, subject to the Company achievement of a minimum non-GAAP EPS target for fiscal year 2013 and the recipient’s continued employment at that time. In June 2013, the Compensation Committee determined, after taking into account the Company’s revised operating plan and retention considerations for the Company’s employees, to accelerate the vesting of these replacement RSU awards for all employees as of July 1, 2013.

Details of Messrs. Galant’s, McGinn’s and Rothman’s fiscal year 2013 equity incentive grants are set forth under “Fiscal Year 2013 Leadership Transition.”

Awards Granted to Former Executives

Mr. Bergeron

For Mr. Bergeron, one-third of the performance-based equity awards vest on the first anniversary of the grant date if our fiscal year 2013 non-GAAP net income per share is at or above $3.25 and two-thirds of the performance-based equity awards vest on the third anniversary of the grant date based on the percentile of our level of total shareholder return as compared to the S&P Technology Index (the “TSR Target”) on a stacked-ranking basis between the 60-trading day average ending on January 2, 2013 and the 60-trading day average ending on January 2, 2016. If our level of TSR Target is less than the 25th percentile, the performance-based RSU grant is forfeited. If our level of the TSR Target is between the 25th and the 100th percentile, the performance-based RSU award will vest in a percentage of target equal to 2% for each one percentile of achievement of the TSR Target, such that the number of shares deliverable would equal the target times 2% for each one percentile of achievement of the TSR Target, up to a maximum number of shares equal to 200% of target.

Mr. Bergeron also received a time-based stock option award that vests over a three-year period, with one-third to vest on each annual anniversary of the grant date.

In setting the fiscal year 2013 equity grants awarded to Mr. Bergeron, the Compensation Committee relied mainly on peer group and market data and pay-for-performance analyses prepared and presented by Compensia as part of its assessment of the competitiveness of our CEO compensation program. The Compensation Committee considered Mr. Bergeron’s long-term performance in his role as our chief executive and the Company’s overall performance during that period, as well as Mr. Bergeron’s deep understanding and knowledge of the payments industry and execution experience on key strategic and transformational initiatives.

Mr. Bergeron resigned as our CEO, effective March 12, 2013. In connection with the separation agreement we negotiated with Mr. Bergeron, including to secure an additional one-year non-competition period, the general release and non-compete, non-solicit and certain other provisions, we agreed that Mr. Bergeron would continue to vest in outstanding time-based equity awards as if Mr. Bergeron remained employed by VeriFone until March 12, 2014, subject to his compliance with his post-termination obligations under the Bergeron Employment Agreement. For more information on the agreed terms regarding Mr. Bergeron’s equity incentive grants under the separation agreement, see “Severance and Change of Control Provisions — Severance Agreements with Former Executives” in this CD&A.

Mr. Dykes

For fiscal year 2013, Mr. Dykes was granted 9,086 RSUs on January 2, 2013 with vesting one year from the grant date subject to achievement of a minimum non-GAAP EPS target for fiscal year 2013. This award was forfeited and cancelled due to Mr. Dykes’ resignation from VeriFone in February 2013. For more information on the agreed terms regarding Mr. Dykes’ equity incentive grants under our separation agreement with Mr. Dykes, see “Severance and Change of Control Provisions — Severance Agreements with Former Executives” in this CD&A.

Severance and Change of Control Provisions

Severance Arrangements/Executive Severance Policy

We have entered into and expect that we will continue to enter into severance arrangements with our executive officers, including the NEOs, to provide severance should we terminate their employment in certain circumstances. Consistent with market practice, such severance arrangements are designed to provide specified benefits in the event of a “qualified termination” (generally defined to mean a termination by us other than for cause or a termination by the executive officer for good reason), which helps us to retain talent and maintain leadership stability.

Mr. Galant’s offer letter with us provided that, if Mr. Galant’s employment is terminated under certain circumstances, he would be entitled to certain severance benefits. We also entered into certain severance terms with Mr. Rothman in connection with his appointment as our CFO on February 4, 2013. Messrs. Bergeron and Dykes each entered into a Separation Agreement with us in March and February 2013, respectively.

Executive Severance Policy

In September 2013, the Compensation Committee approved and we adopted the Executive Severance Policy, which applies to certain executive officers, including Messrs. Rothman, Liu and Yanay and Ms. Miles. The terms of the policy are described in detail under “Fiscal Year 2013 Leadership Transition — VeriFone Executive Severance Policy” in this CD&A. The Compensation Committee believes that it is beneficial to implement a consistent set of severance terms for our executives in order to provide specificity and certainty, both for our executives and us, as it will not only promote executive retention and provide leadership stability, but also enable us to develop our business plans with more clarity in executive retention costs.

Change of Control Severance

The Compensation Committee believes that it is in our best interests to provide certain severance benefits to our executive officers in a “change-of-control” situation, in order to retain talent and maintain a stable management team leading up to, and during, a change of control. Change of control terms have been included in Mr. Galant’s offer letter, our Executive Severance Policy and our long-term equity incentive award agreements made to our NEOs since the beginning of fiscal year 2011.

Under our change of control provisions, severance payments and accelerated vesting require a “double-trigger,” meaning that such benefits are only provided if a qualified termination occurs within the applicable change of control period (defined to start three months before the change of control event and ending 12 months after the change of control event, except in limited instances where the change of control period was set to end 18 months after the change of control event). In each case a change of control event is defined as the occurrence of any of the following: (i) any person becoming the beneficial owner of 50% (except in limited instances where the threshold was set to 40%) or more of the total voting power of the Company’s then outstanding securities, (ii) upon the consummation of a merger, consolidation or similar transaction involving the Company (subject to certain customary exceptions), (iii) certain changes to the composition of our board of directors as specified in the 2006 Plan, (iv) our stockholders’ approval of a plan of liquidation or dissolution of the Company, or (v) the sale of all or substantially all of the Company’s assets to a non-affiliate.

We do not provide tax gross-ups for potential excise or other taxes on any benefits that are paid in connection with a change of control event.

Severance Arrangements with Current Executives

Mr. Galant

Our offer letter with Mr. Galant provides severance and change of control severance benefits to Mr. Galant in the event of an applicable severance event. The conditions that would constitute a change of control event and thus cause us to provide change of control severance benefits to Mr. Galant are generally consistent with those described above.

In the event that we terminate Mr. Galant’s employment without Cause (as defined in Mr. Galant’s offer letter), Mr. Galant will be entitled to the following: (i) any unpaid accrued salary or earned but unpaid annual bonus (“Accrued Compensation”) and a lump sum cash severance payment equal to the sum of his annual base salary then in effect and his actual annual bonus for the preceding fiscal year; (ii) for twenty-four months following his date of termination of employment, we will promptly reimburse him for COBRA premiums and will permit him to continue to participate in our life insurance plan on the same basis as he participated in it as of immediately prior to his termination of employment, subject to certain exceptions (collectively, “Benefit Continuation”); and (iii) twelve months accelerated vesting of any outstanding equity awards, provided that any portion of any unvested Upfront TSR Shares that would have time-based vested, if such time-based vesting was monthly rather than 3-year cliff vesting, on or before the first anniversary of such termination of employment based on achievement of the TSR hurdle, shall so vest and shall be paid as soon as practicable following determination of the achievement of the TSR hurdle.

If we terminate Mr. Galant’s employment without Cause (as defined in Mr. Galant’s offer letter) or if he terminates his employment for Good Reason (as defined in Mr. Galant’s offer letter) within three months prior to (in the event that his employment is terminated at the request of a third party acquiror) or within twelve months after a change in control (the “Change of Control Protection Period”), (i) we will pay Mr. Galant the Accrued Compensation and a lump sum cash severance payment equal to 2 times the sum of his annual base salary then in effect and his target annual bonus, (ii) Mr. Galant will be entitled to receive Benefit Continuation and (iii) Mr. Galant will receive accelerated vesting in full of all outstanding equity awards.

Our obligations to provide the severance benefits described above (other than payment of Accrued Compensation) are subject to Mr. Galant executing a release in favor of us and compliance with certain non-competition, non-solicitation and non-disparagement covenants.

If we terminate Mr. Galant’s employment for Cause, he terminates his employment without Good Reason, or his employment terminates due to death or Disability (as defined in Mr. Galant’s offer letter), we will promptly pay or provide (i) his Accrued Compensation, except that any earned but unpaid annual bonus shall be forfeited in the event of termination for Cause, (ii) any benefits that are required, or to which he is entitled, under any of our employee benefit plans or contracts or arrangements with us, and (iii) any other payments or benefits required to be paid to him in accordance with applicable law. In addition, in the event his employment terminates due to death or Disability, we will pay him or his estate, as applicable, (i) a pro-rata annual bonus at target for the fiscal year during which his death or Disability occurs, which shall be paid within sixty days following the date of termination of his employment and (ii) provide him with the same vesting benefits as in the case of a termination without Cause not in the Change of Control Protection Period.

Mr. Rothman

Our offer letter with Mr. Rothman includes certain severance terms. If we terminate Mr. Rothman’s employment without Cause (as defined in Mr. Rothman’s offer letter) or if Mr. Rothman terminates his employment for Good Reason (as defined in Mr. Rothman’s offer letter) or if we undergo a change of control that results in a qualifying termination of Mr. Rothman’s employment, then we will pay Mr. Rothman, within ten days following the date of termination, a sum equal to the total of: (i) his base salary through the date of termination and any bonuses that have become payable and have not been paid or deferred, (ii) any accrued vacation pay and compensation previously deferred, other than pursuant to a tax-qualified plan; (iii) any amounts due under any plan or program in accordance with their terms; and (iv) a lump-sum cash payment equal to his annual base salary during the six-month period immediately prior to the date of termination. In connection with a qualifying termination, we must also provide Mr. Rothman with continuing medical, insurance and related benefits for six months following the date of such termination.

Severance Agreements with Former Executives

Mr. Bergeron

On March 11, 2013, we announced that Mr. Bergeron resigned as our CEO effective March 12, 2013. In connection with his resignation, we entered into a separation agreement with Mr. Bergeron (the “Bergeron

Separation Agreement”). Under the Bergeron Separation Agreement, Mr. Bergeron’s resignation was deemed to be a termination without Cause (within the meaning of the Bergeron Employment Agreement) and for purposes of Mr. Bergeron’s outstanding equity-based awards. Under the Bergeron Employment Agreement, our Board of Directors had the option to extend the noncompetition period provided for in the agreement beyond the one year initial term for an additional one year period by agreeing to pay Mr. Bergeron an additional year’s severance. Our Board of Directors exercised this option. Accordingly, Mr. Bergeron’s total cash severance equals $1,000,000 per year, payable in equal installments on our regular salary payment dates through March 12, 2015, the second anniversary of Mr. Bergeron’s separation from VeriFone. We have agreed that notwithstanding the terms of the Bergeron Employment Agreement, severance amounts payable following Mr. Bergeron’s separation will not be reduced by the amount of any compensation Mr. Bergeron receives with respect to any other employment during such period. Under the terms of the Bergeron Employment Agreement, Mr. Bergeron is also entitled to continuation of medical benefits on substantially the same terms as in effect immediately prior to his separation from VeriFone. With respect to Mr. Bergeron’s outstanding equity-based awards that had not yet vested as of March 12, 2013, Mr. Bergeron continues to vest in those awards (other than equity-based awards that vest based on achievement of pre-established performance goals, which ceased to vest as of March 12, 2013), as if Mr. Bergeron remained employed by VeriFone until March 12, 2014, subject to compliance with Mr. Bergeron’s post-termination obligations under the Bergeron Employment Agreement. Any stock option that becomes vested during the additional vesting period set forth in the preceding sentence will be exercisable until the earlier of 90 days following the first anniversary of Mr. Bergeron’s separation from VeriFone and the original term of such stock option.

Mr. Dykes

Mr. Dykes served as our CFO from September 9, 2008 to February 4, 2013. On February 4, 2013, we announced the appointment of Mr. Rothman as our CFO, succeeding Mr. Dykes effective February 4, 2013, and Mr. Dykes’ retirement from VeriFone effective February 28, 2013. In connection with Mr. Dykes’ retirement, we and Mr. Dykes entered into a separation agreement (the “Dykes Separation Agreement”) that replaces all previous severance agreements between Mr. Dykes and us. Pursuant to the Dykes Separation Agreement, following Mr. Dykes’ retirement date of February 28, 2013, Mr. Dykes would remain available to assist us with respect to transition matters on an as-needed basis for the period from March 1, 2013 to May 1, 2013. During this period, Mr. Dykes would receive, subject to the terms and conditions set forth in the Dykes Separation Agreement, continued vesting of his outstanding and unvested equity awards, based on their current vesting schedule and terms, to and inclusive of May 1, 2013, and continued coverage under our standard health and welfare benefit plans.

Mr. Yanay

Mr. Yanay served as our Chief Operations Officer from March 12, 2013 to November 30, 2013. On November 30, 2013, we entered into a separation agreement with Mr. Yanay. Mr. Yanay’s separation was deemed a termination “without Cause” (as defined under the Executive Severance Policy) and he is receiving severance benefits in accordance with our Executive Severance Policy.

Perquisites and Benefits

We are providing Mr. Galant with certain relocation benefits, including housing expenses, house hunting expenses and commuting expenses along with the related tax gross-up. We also provided Messrs. McGinn and Rothman with certain benefits consisting of housing expenses and commuting expenses and in the case of Mr. McGinn, with tax gross-ups. As discussed earlier, as part of Mr. McGinn’s offer letter, we made available to Mr. McGinn a flight options card or similar aircraft usage card for use of a private aircraft in connection with business travel during Mr. McGinn’s term as interim CEO and where travel on commercial aircraft was not reasonably practical. During his term as interim CEO, Mr. McGinn utilized the flight card on a number of occasions that we deemed to be personal and/or commute-related and, accordingly, the relevant costs to us totaling $89,591 have been included under “All Other Compensation” for Mr. McGinn in the Summary Compensation Table. We provided Mr. Yanay with the use of a car (including reimbursement of the tax effect of such benefit), study fund contributions, severance fund contributions and a recuperation allowance and other insurance benefits as is customary for executives in Israel, Mr. Yanay’s home country. We also reimbursed Mr. Yanay for the cost of his cellular telephone use (including reimbursement of the tax effect of such benefit). These benefits were previously provided to Mr. Yanay in connection with his employment at Lipman, which we acquired on November 1, 2006. Other than what has been disclosed in the preceding sentences and in the Summary Compensation Table in this CD&A, we do not provide perquisites or personal benefits (such as financial services, air travel (other than reimbursement for business travel), country club memberships or car allowances) to the NEOs other than standard health and welfare benefits available to all employees.

EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth compensation awarded to, paid to, or earned by VeriFone’s NEOs during fiscal years 2013, 2012 and 2011.

Summary Compensation Table

	Fiscal Year	Salary ($)		Bonus ($)		Stock Awards ($) (1) (3)		Option Awards ($) (2) (3)	Non-Equity Incentive Plan Compensation ($)		Change in Pension Value and Nonqualified Deferred Comp Earnings ($)	All Other Compensation ($)		Total ($)
Paul Galant	2013	66,667		2,250,000		13,352,000		4,713,350	—		—	46,866	(4)	20,428,883
CEO	2012	—		—		—		—	—		—	—		—
	2011	—		—		—		—	—		—	—		—

Marc E. Rothman	2013	336,057		—		5,235,291		—	263,591	(5)	—	45,498	(5)	5,880,437
EVP and CFO	2012	—		—		—		—	—		—	—		—
	2011	—		—		—		—	—		—	—		—

Richard A. McGinn	2013	1,152,075		170,000	(6)	1,749,554		—	—		—	304,205	(6)	3,375,834
Former Interim CEO	2012	—		—		—		—	—		—	—		—
	2011	—		—		—		—	—		—	—		—

Albert Liu	2013	386,875		—		4,333,084	(7)	—	234,303	(7)	—	7,537	(7)	4,961,799
EVP, Corporate	2012	350,000		—		—		1,810,008	205,990	(7)	—	15,486	(7)	2,381,484
Development and General Counsel	2011	340,000		20,000	(7)	1,703,137		—	130,738	(7)	—	13,791		2,207,666

Jennifer Miles (8)	2013	393,125		—		4,254,931	(9)	—	240,161	(9)	—	1,246	(9)	4,889,463
President, VeriFone Americas	2012	—		—		—		—	—		—	—		—
	2011	—		—		—		—	—		—	—		—

Eliezer Yanay (10)	2013	516,014	(11)	—		4,280,724	(12)	—	234,303	(12)	—	170,778	(13)	5,201,819
Chief Operations Officer	2012	408,065	(11)	—		1,502,152		—	157,661	(12)	—	153,329	(13)	2,221,207
	2011	401,016	(11)	7,794	(12)	1,703,137		—	145,568	(12)	—	150,146	(13)	2,407,661

Douglas G. Bergeron	2013	454,359		—		8,771,778		2,930,378	—	(14)	—	638,538	(14)	12,795,053
Former CEO	2012	800,000		—		—		9,649,846	—	(14)	—	7,960		10,457,806
	2011	800,000		—		11,354,274		—	2,000,000	(14)	—	8,870		14,163,144

Robert Dykes	2013	97,302		—		270,309	(15)	—	—		—	700	(15)	368,311
Former EVP and CFO	2012	430,000		—		—		1,206,672	335,264	(15)	—	8,116	(15)	1,980,052
	2011	430,000		—		2,270,863		—	303,323	(15)	—	14,361		3,018,547

(1)	Amounts shown in this column reflect the aggregate grant date fair value of these stock awards as computed in accordance with FASB ASC Topic 718 and do not reflect whether the recipient has actually realized a financial benefit from the awards (such as by vesting in a RSU award). For information on the valuation of these awards, see Note 4, Employee Benefit Plans, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended October 31, 2013.
(2)	Amounts shown in this column reflect the aggregate grant date fair value of stock option grants, as well as any modification charge, in each case computed in accordance with FASB ASC Topic 718, and do not reflect whether the recipient has actually realized a financial benefit from the awards (such as by exercising stock options). This column represents the total dollar amount that would be recognized as stock-based compensation for financial statement reporting purposes over the term of the stock option grants. The fair value was estimated using the Black-Scholes-Merton option pricing model in accordance with FASB ASC Topic 718. Pursuant to SEC rules, amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For information on the valuation assumptions used for the calculation of these awards, see Note 4, Employee Benefit Plans, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended October 31, 2013.
(3)	For information on the equity award grants to the NEOs, see “Fiscal Year 2013 Equity Incentive Determinations” and “Grants of Plan-Based Awards for Fiscal Year 2013” of this CD&A.
(4)	Amounts consisted of $30,879 in relocation reimbursements and $15,872 in gross-up of income taxes associated with these reimbursements, as well as $115 of life insurance premiums.

(5)	Fiscal year 2013 Non-Equity Incentive Plan Compensation amount represents a performance-based bonus awarded to Mr. Rothman for the second half of fiscal year 2013. See “Grants of Plan-Based Awards for Fiscal Year 2013”, “Determination of 2013 Target Bonus Amounts” and “Bonus Targets and Awards” in this CD&A for further discussion of the pre-established targets, actual achievements against targets and the amounts earned. Amounts in All Other Compensation consisted of $37,803 in housing and commute reimbursements, as well as $6,750 of company 401(k) plan matching contribution and $945 of life insurance premiums.
(6)	The amount disclosed as 2013 Bonus consists of a $170,000 payment approved by the Board to be paid to Mr. McGinn at the end of his term as interim CEO for CEO transition activities with Mr. Galant in connection with the appointment of Mr. Galant as our permanent CEO effective October 1, 2013. As part of Mr. McGinn’s offer letter, we made available to Mr. McGinn a flight card for use of a private jet in connection with business travel during Mr. McGinn’s term as interim CEO. During his term as interim CEO, Mr. McGinn utilized the flight card on a number of occasions that we deemed to be personal and/or commute-related and, accordingly, the relevant costs to us totaling $89,591 have been included in All Other Compensation. All Other Compensation amounts also include $190,278 of cash fees that Mr. McGinn received in his capacity as a director, both prior to and after his term as interim CEO, $10,936 in gross-up of income taxes associated with reimbursements of costs related to the use of the flight card for commute-related trips, $12,750 of company 401(k) matching contribution and $650 life insurance premiums.
(7)	Fiscal year 2013 Non-Equity Incentive Plan Compensation amount represents performance-based bonus earned for the second half of fiscal year 2013. The amount disclosed for fiscal year 2013 Stock Awards includes $149,494 representing the grant date fair value of a January 2, 2013 RSU award that was issued to Mr. Liu as a bonus replacement grant in lieu of cash incentive bonuses earned for fiscal year 2012. See disclosures under “Fiscal Year 2013 Equity Incentive Determination — 2012 Bonus Replacement Grants,” for further information. See “Grants of Plan-Based Awards for Fiscal Year 2013”, “Determination of 2013 Target Bonus Amounts” and “Bonus Targets and Awards” in this CD&A for further discussion of the pre-established targets, actual achievements against targets and the amounts earned. Fiscal year 2012 Non-Equity Incentive Plan Compensation amount represents earned annual performance-based cash bonus of $41,400 for the corporate component earned at the 100th percentile, rounded to the nearest tenth percentile, $62,100 for the personal performance objective component earned at 100% and $102,490 of semi-annual performance bonus earned in fiscal year 2012. Fiscal year 2011 bonus amount represents a discretionary year-end bonus of $20,000 awarded to Mr. Liu. Discretionary bonuses are awarded at the discretion of the Compensation Committee with input from the CEO to reward extraordinary efforts and performance. Fiscal year 2011 Non-Equity Incentive Plan Compensation represents earned annual performance-based cash bonus of $78,465 based on achievement at the 120th percentile for the corporate component and at 100% for the personal performance objective component, and $52,273 of semi-annual performance. Fiscal year 2013 amounts in All Other Compensation consisted of $6,292 of company 401(k) plan matching contribution and $1,245 of life insurance premiums. For fiscal year 2012 amounts in All Other Compensation consisted of $14,526 of company 401(k) plan matching contribution and $960 of life insurance premiums.
(8)	Ms. Miles became an NEO of the Company in fiscal years 2013.
(9)	Fiscal year 2013 Non-Equity Incentive Plan Compensation amount represents performance-based bonus earned for the second half of fiscal year 2013. The amount disclosed for fiscal year 2013 Stock Awards includes $71,341 representing the grant date fair value of a January 2, 2013 RSU award that was issued to Ms. Miles as a bonus replacement grant in lieu of cash incentive bonuses earned for fiscal year 2012. See disclosures under “Fiscal Year 2013 Equity Incentive Determination — 2012 Bonus Replacement Grants,” for further information. See “Grants of Plan-Based Awards for Fiscal Year 2013”, “Determination of 2013 Target Bonus Amounts” and “Bonus Targets and Awards” in this CD&A for further discussion of the pre-established targets, actual achievements against targets and the amounts earned. Amounts in All Other Compensation consisted primarily of $1,245 of life insurance premium.
(10)	Mr. Yanay resigned from VeriFone on November 30, 2013.
(11)	Mr. Yanay’s base salary was set in U.S. Dollar and paid in Israeli New Shekels in fiscal year 2013 and set and paid in Israeli New Shekels for fiscal years 2012 and 2011. Fiscal year 2013 amount consists of salary of $399,416, study fund contributions of $29,958 and payment for accrued but unused vacation of $86,640 in accordance with Israeli statutory requirements. Fiscal year 2012 amount consists of salary of $332,481, study fund contributions of $24,937 and payment for accrued but unused vacation of $50,647. Fiscal year 2011 amount consists of salary of $346,037, study fund contributions of $22,034 and payment for accrued but unused vacation of $32,945. Amounts for fiscal years 2013, 2012 and 2011 have been converted from Israeli New Shekels to U.S. Dollars at the fiscal year end exchange rates of 3.519 Shekels per one U.S. Dollar, 3.910 Shekels per one U.S. Dollar and 3.608 Shekels per one U.S. Dollar, respectively.
(12)

Fiscal year 2013 Non-Equity Incentive Plan Compensation amount represents performance-based bonus earned for the second half of fiscal year 2013. The amount disclosed for fiscal year 2013 Stock Awards includes $97,134 representing the grant date fair value of a January 2, 2013 RSU award that was issued to Mr. Yanay as a bonus replacement grant in lieu of cash incentive bonuses earned for fiscal year 2012. See disclosures under “Fiscal Year 2013 Equity Incentive Determination — 2012 Bonus Replacement Grants,” for further information. See “Grants of Plan-Based Awards for Fiscal Year 2013”, “Determination of 2013 Target Bonus Amounts” and “Bonus Targets and Awards” in this CD&A for further discussion of the pre-established targets, actual achievements against targets and the amounts earned. Fiscal year 2012 Non-Equity Incentive Plan Compensation amount represents earned annual performance-based cash bonus of $15,882 for the corporate component earned at the 100th percentile, rounded to the nearest tenth percentile, $23,824 for the personal performance objective component earned at 100% and $117,955 of semi-annual performance bonus earned in fiscal year 2012. Fiscal year 2011 bonus amount represents earned individual bonus component of quarterly bonus awards of $7,794 for fiscal year 2011. The individual bonus component of the quarterly and annual bonus awards is awarded at the discretion of the CEO based on a qualitative assessment of achievement against strategic goals and personal objectives set for each NEO by the CEO and each NEO. Fiscal year 2011 Non-Equity Incentive Plan Compensation amount represent earned annual performance-based cash bonus of $11,994 based on achievement at the 120th percentile for the corporate component, $24,252 for achievement of the personal performance objective component at 100% and earned amount of quarterly performance bonus totaling $109,322 awarded to Mr. Yanay. Attainment percentages for fiscal years 2012 and 2011 are rounded to the nearest tenth percentile. Amounts for fiscal years 2013, 2012 and 2011 have been converted from Israeli New Shekels to U.S. Dollars at the fiscal year end exchange rates of 3.519 Shekels per one U.S. Dollar, 3.910 Shekels per one U.S. Dollar and 3.608 Shekels per one U.S. Dollar, respectively.
(13)	Amounts consist primarily of customary Israeli employment-related benefits paid to Mr. Yanay and a car allowance provided to Mr. Yanay as is customary for senior executives in Mr. Yanay’s home country of Israel. Fiscal year 2013 amount includes car allowance of $53,538, tax reimbursements of $41,413 for the car allowance, $35,432 for Israeli severance fund payments, $28,711 for manager insurance, cellular phone expense of $6,297, tax reimbursement of $467 for cellular phone and $4,920 for disability insurance, recuperation pay, medical tests and publication subscriptions. Fiscal year 2012 amount includes car allowance of $48,184, tax reimbursements of $27,959 for the car allowance, $29,472 for Israeli severance fund payments, $23,882 for manager insurance, cellular phone expense of $19,294, tax reimbursement of $375 for cellular phone and $4,163 for disability insurance, recuperation pay, medical tests and publication subscriptions. Fiscal year 2011 amount includes car allowance of $52,217, tax reimbursements of $15,904 for the car allowance, $30,660 for Israeli severance fund payments, $24,845 for manager insurance, cellular phone expense of $17,220, tax reimbursement of $454 for cellular phone and $8,846 for disability insurance, recuperation pay, medical tests and publication subscriptions. Amounts for fiscal years 2013, 2012 and 2011 have been converted from Israeli New Shekels to U.S. Dollars at the fiscal year end exchange rates of 3.519 Shekels per one U.S. Dollar, 3.910 Shekels per one U.S. Dollar and 3.608 Shekels per one U.S. Dollar, respectively.
(14)	For fiscal year 2013, Mr. Bergeron was not eligible for any cash bonus due to his resignation effective March 11, 2013. See “Fiscal Year 2013 Bonus Determination” in this CD&A for discussion. For fiscal year 2012, the Compensation Committee determined, based on its evaluation, that Mr. Bergeron would not receive any annual incentive award payout. Accordingly, we did not pay any annual incentive awards to Mr. Bergeron for fiscal years 2013 and 2012. Fiscal year 2011 Non-Equity Incentive Plan Compensation represents earned annual performance-based cash bonus at 200% of annual performance-based target bonus, representing the maximum payout of his annual bonus target. For fiscal year 2013, amounts in All Other Compensation consisted of $625,000 of severance payment, $13,128 of COBRA payments, and $410 of life insurance premiums. For fiscal year 2012 amounts in All Other Compensation consisted of $7,000 of company 401(k) plan matching contribution and $960 of life insurance premiums. See “Severance and Change of Control Provisions — Severance Agreements with Former Executives” in this CD&A for discussion regarding the terms of our separation agreement with Mr. Bergeron.
(15)	Mr. Dykes’ resigned as our CFO effective February 4, 2013 and retired from VeriFone effective February 28, 2013. Mr. Dykes did not receive any performance-based cash bonus in fiscal year 2013. The amount disclosed for fiscal year 2013 Stock Awards consists of $270,309 representing the grant date fair value of a January 2, 2013 RSU award that was issued to Mr. Dykes as a bonus replacement grant in lieu of cash incentive bonuses earned for fiscal year 2012. See disclosures under “Fiscal Year 2013 Equity Incentive Determination — 2012 Bonus Replacement Grants,” for further information. This grant was forfeited and canceled due to Mr. Dykes’ resignation and retirement prior to the vest date. For fiscal year 2012, the Non-Equity Incentive Plan Compensation amount represents earned annual performance-based cash bonus of $89,010 for the corporate component earned at the 100th percentile, rounded to the nearest tenth percentile, $133,515 for the personal performance objective component earned at 100% and $112,739 of semi-annual performance bonus earned in fiscal year 2012. Fiscal year 2011 Non-Equity Incentive Plan Compensation amount represents earned annual performance-based cash bonus of $198,778 based on achievement at the 120th percentile for the corporate component and at 100% for the personal performance objective component, and $104,545 of semi-annual performance bonus. For fiscal year 2013 amount in All Other Compensation consisted of $700 of life insurance premiums. For fiscal year 2012 amounts in All Other Compensation consisted of $7,156 of company 401(k) plan matching contribution and $960 of life insurance premiums. See “Severance and Change of Control Provisions — Severance Agreements with Former Executives” in this CD&A for more information.

Grants of Plan-Based Awards for Fiscal Year 2013

The following table sets forth certain information with respect to grants of plan-based awards in fiscal year 2013 to our NEOs, including cash awards and equity awards. The option, restricted stock and RSU awards granted to our NEOs in fiscal year 2013 were granted under our 2006 Plan. Each option award has a term of seven years.

Name	Grant Date		Board Approval Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)					Estimated Possible Payout Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh.)	Grant Date Fair Value of Stock and Option Awards ($) (2)
				Thres- hold ($)	Target ($)		Maximum ($)		Thres- hold (#)	Target (#)	Maximum (#)
Paul Galant	—		—	—	—	(3)	—	(3)	—	—	—	—	—	—	—
CEO	10/1/2013	(4)	9/19/2013	—	—		—		—	—	—	300,000	—	—	6,900,000
	10/1/2013	(5)	9/19/2013	—	—		—		—	—	—	—	500,000	23.00	4,713,350
	10/1/2013	(6)	9/19/2013	—	—		—		100,000	200,000	400,000	—	—	—	6,452,000

Marc E. Rothman	—		—	—	450,000	(7)	—	(7)	—	—	—	—	—	—	—
EVP and CFO	4/1/2013	(8)	3/27/2013	—	—		—		—	—	—	40,100	—	—	850,521
	7/1/2013	(9)	6/20/2013	—	—		—		—	—	—	99,100	—	—	1,664,880
	8/1/2013	(10)	7/20/2013	—	—		—		—	—	—	70,500	—	—	1,359,945
	8/1/2013	(11)	7/20/2013	—	—		—		18,800	70,500	70,500	—	—	—	1,359,945

Richard A. McGinn	4/1/2013	(12)	3/27/2013	—	—		—		—	—	—	70,700	—	—	1,499,547
Former Interim CEO	9/3/2013	(12)	6/20/2013	—	—		—		—	—	—	12,665	—	—	250,007

Albert Liu	—		—	—	400,000	(7)	—	(7)	—	—	—	—	—	—	—
EVP, Corporate Development and General Counsel	1/2/2013	(13)	12/11/2012	—	—		—		—	5,025	5,025	—	—	—	149,494
	1/2/2013	(14)	12/11/2012	—	—		—		—	—	—	24,600	—	—	731,850
	1/2/2013	(15)	12/11/2012	—	—		—		19,680	24,600	24,600	—	—	—	731,850
	8/1/2013	(10)	7/20/2013	—	—		—		—	—	—	70,500	—	—	1,359,945
	8/1/2013	(11)	7/20/2013	—	—		—		18,800	70,500	70,500	—	—	—	1,359,945

Jennifer Miles	—		—	—	410,000	(7)	—	(7)	—	—	—	—	—	—	—
President, VeriFone Americas	1/2/2013	(13)	12/11/2012	—	—		—		—	2,398	2,398	—	—	—	71,341
	1/2/2013	(14)	12/11/2012	—	—		—		—	—	—	24,600	—	—	731,850
	1/2/2013	(16)	12/11/2012	—	—		—		9,840	12,300	12,300	—	—	—	365,925
	1/2/2013	(17)	12/11/2012	—	—		—		9,840	12,300	12,300	—	—	—	365,925
	8/1/2013	(10)	7/20/2013	—	—		—		—	—	—	70,500	—	—	1,359,945
	8/1/2013	(11)	7/20/2013	—	—		—		18,800	70,500	70,500	—	—	—	1,359,945

Eliezer Yanay(18)	—		—	—	400,000	(7)	—	(7)	—	—	—	—	—	—	—
Chief Operations Officer	1/2/2013	(13)	12/11/2012	—	—		—		—	3,265	3,265	—	—	—	97,134
	1/2/2013	(14)	12/11/2012	—	—		—		—	—	—	24,600	—	—	731,850
	1/2/2013	(15)	12/11/2012	—	—		—		19,680	24,600	24,600	—	—	—	731,850
	8/1/2013	(10)	7/20/2013	—	—		—		—	—	—	70,500	—	—	1,359,945
	8/1/2013	(11)	7/20/2013	—	—		—		18,800	70,500	70,500	—	—	—	1,359,945

Douglas G. Bergeron(19)	—		—	—	1,000,000	(20)	2,000,000	(20)	—	—	—	—	—	—	—
Former CEO	1/2/2013	(21)	12/11/2012	—	—		—		—	—	—	—	259,500	29.75	2,930,375
	1/2/2013	(15)	12/11/2012	—	—		—		78,560	98,200	147,300	—	—	—	2,921,450
	1/2/2013	(22)	12/11/2012	—	—		—		83,600	167,200	334,400	—	—	—	5,850,328

Robert Dykes(23)	—		—	—	150,000	(24)	210,000	(24)	—	—	—	—	—	—	—
Former EVP and CFO	1/2/2013	(13)	12/11/2012	—	—		—		—	9,086	9,086	—	—	—	270,309

(1)	Amounts shown in these columns represent the range of possible cash payouts for each NEO under our non-equity incentive plan. The minimum amount is zero for all fiscal year 2013 Non-Equity Incentive Plan Awards. Amount shown as estimated target payout is based upon achievement of performance targets at 100% for the respective performance periods. Amount shown as estimated maximum possible payout reflects maximum achievement for those targets which have a fixed maximum percentage payout and 100% achievement for those targets whose payout above 100% depends on the actual percentage outcome of a particular performance metric without a set maximum possible payout.
(2)	Reflects the grant date fair value of each target equity award computed in accordance with FASB ASC Topic 718. The assumptions used in the valuation of these awards are set forth in the notes to our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended October 31, 2013. These amounts do not correspond to the actual value that will be realized by the NEOs.

(3)	Because Mr. Galant joined us late in the fiscal year, the Compensation Committee did not set a bonus target for him for fiscal year 2013. Pursuant to his offer letter, Mr. Galant is eligible for an annual target bonus of at least 125% of his base salary. See “Fiscal Year 2013 Leadership Transition” in this CD&A for more information.
(4)	Shares subject to award vested as to 1/2 of the shares on October 1, 2013 and vest as to the remaining 1/2 of the shares on October 1, 2014.
(5)	Shares subject to award vest as to 1/4 of the shares on October 1, 2014 and 1/16 of shares each quarter thereafter.
(6)	Shares subject to award will cliff vest three years from the grant date (on October 1, 2016), if we achieve a certain level of TSR relative to the S&P North America Technology Index over a three-year performance period. For purposes of the Upfront TSR Shares, TSR will be calculated on a stack-ranked basis using a 60-trading day average closing prices immediately preceding the beginning and end of the performance period. Payout will be at target (i.e., 200,000 shares of common stock) for TSR at the 50th percentile, scaling for performance above and below the 50th percentile (e.g., 60th percentile ranking results in payout at 120% of target or 240,000 shares of common stock). The threshold for any payout under the Upfront TSR Shares is the 25th percentile (i.e., no shares of common stock will be awarded for performance below the 25th percentile) and the maximum payout shall equal 200% of target (i.e., 400,000 shares) at the 100th percentile. In the event of a Change in Control (as defined in Mr. Galant’s offer letter), the performance period for the Upfront TSR Shares will terminate effective immediately prior to the Change in Control, the level of payout under the Upfront TSR Shares will be measured at that time and the Upfront TSR Share payout as so determined will be subject to time-based 3-year cliff vesting from the original grant date.
(7)	Reflects annual target and maximum amount of performance-based cash bonus awards that may be earned based upon achieving pre-established financial and other performance objectives for fiscal year 2013. For Messrs. Rothman, Liu and Yanay and Ms. Miles, fiscal year 2013 Non-Equity Incentive Plan Awards consist of cash bonus amounts payable based on our achievement of corporate financial metrics as well as an NEO’s achievements against personal performance objectives for the second half of fiscal year 2013. Of the total award, 75% of the performance bonus target is based on the actual corporate financial performance compared to the operating plan approved by the Board for the second half of fiscal year 2013 and may be paid at 0% or, for achievement at or above 80% of the non-GAAP net revenues and non-GAAP EPS financial targets, at the actual percent of achievement. The remaining 25% of the performance bonus target is measured against pre-set business-unit performance objectives which are specific for each NEO. As disclosed above in the “Summary Compensation Table” we paid a total of $263,591 to Mr. Rothman, $234,303 to Mr. Liu, $240,161 to Ms. Miles and $234,303 to Mr. Yanay for these performance-based cash awards. These amounts represent achievement and payout for the second half of fiscal year 2013 at 100%. The targets for the performance-based cash bonus for the first half of fiscal 2013 were not met and, accordingly, no payouts were made for that performance period. See further discussion above under “Fiscal Year 2013 Bonus Determinations”.
(8)	Shares subject to award vest as to 1/4 of the shares on April 1, 2014 and 1/16 of the shares each quarter thereafter.
(9)	Shares subject to award vest as to 1/4 of the shares on July 1, 2014 and 1/16 of the shares each quarter thereafter.
(10)	Shares subject to award cliff vest two years from the grant date (on August 1, 2015).
(11)	The vesting of the shares subject to these performance-based awards is subject to our achievement of non-GAAP net revenues, non-GAAP EPS and free cash flow for the period between May 1, 2013 to April 30, 2014 at or above the applicable external announced guidance issued by us, each on an aggregate basis. The vesting of the shares is allocated 1/3 for the achievement of each of the financial targets. If any target is achieved at or above the 80% threshold but less than 100%, the vesting of the relevant portion of the award will be prorated based on actual achievement. If any target is achieved below the 80% threshold, the relevant portion of the award will not vest.
(12)	The vesting of the shares occurred on September 30, 2013.
(13)	Shares represent 2012 bonus replacement grants for which the Compensation Committee accelerated vesting to July 1, 2013 for all subject shares. See “Fiscal Year 2013 Equity Incentive Determinations—2012 Bonus Replacement Grants” in this CD&A for further information. Mr. Dykes’ award was forfeited and canceled in connection with his resignation in February 2013.
(14)	Shares subject to award vest as to 1/4 of the shares on January 2, 2014 and 1/16 of the shares each quarter thereafter.
(15)	The vesting of the shares subject to these performance-based awards was subject to our achievement of non-GAAP EPS for fiscal year 2013 at or above $3.25. If target was achieved at or above the 80% threshold but less than 100%, then vesting would have been prorated based on actual achievement. The performance target for these awards was not met and, accordingly, these awards were forfeited and canceled.
(16)	The vesting of the shares subject to this performance-based award was subject to Ms. Miles’ achievement of a non-GAAP net revenue target for the business units that Ms. Miles was responsible for during fiscal year 2013, prorated based on actual achievement and with a minimum threshold achievement of 80%. If target was achieved at or above the 80% threshold but less than 100% then vesting would have been prorated based on actual achievement. The performance target for this award was not met and, accordingly, the award was forfeited and canceled.
(17)	The vesting of the shares subject to this performance-based equity award was subject to Ms. Miles’ achievement of a non-GAAP contribution margin for the business units that Ms. Miles was responsible for during fiscal year 2013, prorated based on actual achievement and with a minimum threshold achievement of 80%. If target was achieved at or above the 80% threshold but less than 100% then vesting would have been prorated based on actual achievement. The performance target for this award was not met and, accordingly, the award was forfeited and canceled.
(18)	Mr. Yanay resigned from VeriFone effective November 30, 2013.
(19)

Mr. Bergeron resigned as our CEO, effective March 12, 2013. In connection with the separation agreement we negotiated with Mr. Bergeron, including to secure an additional one-year non-competition period, the general release and non-compete, non-solicit and certain other provisions, we agreed that Mr. Bergeron would continue to vest in his outstanding time-based equity awards, as if Mr. Bergeron remained employed by VeriFone until March 12, 2014, subject to Mr. Bergeron’s compliance with Mr. Bergeron’s post-termination obligations under the Bergeron Employment Agreement. For more information on the impact of the separation agreement on

Mr. Bergeron’s equity incentive grants, see “Severance and Change of Control Provisions — Severance Agreements with Former Executives” in this CD&A.
(20)	No payout was made to Mr. Bergeron under this award due to his resignation in March 2013. The target and maximum amounts disclosed reflect the performance-based cash bonus awards that could have been earned based upon achieving pre-established financial and other performance objectives for fiscal year 2013. The Non-Equity Plan Awards for fiscal year 2013 consists of a cash bonus payable at 0% to 200% of target under the Bergeron Employment Agreement, and which includes a corporate component based on corporate achievement of a pre-set financial metric and personal performance evaluation by the Board payable at 0% to 200% of target.
(21)	Shares subject to this award vest as to 1/3 of the grant at each anniversary of the grant date, with full vesting at the end of three years from the grant date. Shares subject to this award vested as to 1/3 of the shares on January 2, 2014 and the remaining shares subject to award were forfeited as a result of Mr. Bergeron’s resignation. See Note (19) above.
(22)	This award was forfeited and canceled due to Mr. Bergeron’s resignation as our CEO prior to its vest date. Shares subject to award were set to cliff vest on January 2, 2016, if we achieve a certain level of TSR relative to the S&P Technology Index over a three year performance period. TSR would have been calculated on a stack-ranked basis using a 60-trading day average closing prices immediately preceding the beginning and end of the performance period. This award would have been forfeited if achievement was below 50% of the target, and may have been achieved at a level up to 200% of the target depending on the actual level of achievement.
(23)	Mr. Dykes resigned as our CFO effective February 4, 2013 and retired from VeriFone effective February 28, 2013. Under the Dykes Separation Agreement, Mr. Dykes agreed to remain available to assist us with respect to transition matters on an as-needed basis for the period from March 1, 2013 to May 1, 2013. During this period, Mr. Dykes received, subject to the terms and conditions set forth in the Dykes Separation Agreement, continued vesting of his outstanding and unvested equity awards, based on their then-current vesting schedule and terms, to and inclusive of May 1, 2013.
(24)	No payout was made to Mr. Dykes under this award due to his resignation in February 2013. The target and maximum amounts disclosed reflect the performance-based cash bonus awards that could have been earned based upon achieving pre-established financial and other performance objectives for fiscal year 2013. Of the total award, 60% of the performance bonus target was based on the actual corporate financial performance compared to the operating plan approved by the Board for fiscal year 2013 and could have been paid at 0% or, for achievement at or above 80% of the non-GAAP net revenues and non-GAAP EPS financial targets, at the actual percent of achievement. The remaining 40% of the performance bonus target was measured against pre-set business-unit performance objectives which were specific for Mr. Dykes, and could have been payable at 0% to 200%.

Outstanding Equity Awards at Fiscal 2013 Year-End

The following table provides information about unexercised options, stock that has not vested and other equity incentive plan awards that have not vested for each of our NEOs as of October 31, 2013.

			Option Awards					Stock Awards
Name	Option/ Award Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have not Vested (#)	Market Value of Shares or Units of Stock That Have not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have not Vested (#)	Equity IncentivePlan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have not Vested ($) (1)
Paul Galant	10/1/2013	(2)		500,000		23.00	10/1/2020
CEO	10/1/2013	(3)						150,000	3,399,000
	10/1/2013	(4)								200,000	4,532,000

Marc E. Rothman	4/1/2013	(5)						40,100	908,666
EVP and CFO	7/1/2013	(6)						99,100	2,245,606
	8/1/2013	(7)						70,500	1,597,530
	8/1/2013	(8)								70,500	1,597,530

Richard A. McGinn(9)	1/2/2009	(10)	7,500			5.30	1/2/2016
Former Interim CEO	10/1/2009	(11)	5,500			14.71	10/1/2016
	7/1/2010	(12)	5,500			19.28	7/1/2017
	7/1/2011	(13)	4,000			44.10	7/1/2018
	7/2/2012	(14)	5,000			32.62	7/1/2019

Albert Liu	11/3/2008	(15)	65,625			11.41	11/3/2015
EVP, Corporate Development and General Counsel	7/1/2009	(16)	14,063			7.68	7/1/2016
	1/4/2010	(17)						893	20,235
	1/3/2011	(18)						6,697	151,754
	1/3/2012	(19)	22,443	28,857		36.46	1/3/2019
	1/3/2012	(20)	51,300			36.46	1/3/2019
	1/2/2013	(21)						24,600	557,436
	1/2/2013	(22)								24,600	557,436
	8/1/2013	(7)						70,500	1,597,530
	8/1/2013	(8)								70,500	1,597,530

Jennifer Miles	9/2/2008	(23)	4,375			19.99	9/2/2015
President, VeriFone Americas	7/1/2009	(16)	6,250			7.68	7/1/2016
	11/6/2009	(24)	4,594	766		14.29	11/6/2016
	7/1/2010	(25)	9,375	4,688		19.28	7/1/2017
	1/3/2011	(18)						3,572	80,942
	1/3/2012	(19)	22,443	28,857		36.46	1/3/2019
	1/2/2013	(26)								12,300	278,718
	1/2/2013	(27)								12,300	278,718
	1/2/2013	(21)						24,600	557,436
	8/1/2013	(7)						70,500	1,597,530
	8/1/2013	(8)								70,500	1,597,530

Eliezer Yanay(28)	9/2/2008	(23)	21,878			19.99	9/2/2015
Chief Operations Officer	5/1/2009	(29)	12,500			7.46	5/1/2016
	1/4/2010	(17)						3,304	74,869
	1/3/2011	(18)						6,697	151,754
	1/3/2012	(30)						11,588	262,584
	1/2/2013	(21)						24,600	557,436
	1/2/2013	(22)								24,600	557,436
	8/1/2013	(7)						70,500	1,597,530
	8/1/2013	(8)								70,500	1,597,530

			Option Awards					Stock Awards
Name	Option/ Award Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have not Vested (#)	Market Value of Shares or Units of Stock That Have not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have not Vested (#)	Equity IncentivePlan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have not Vested ($) (1)

Douglas G. Bergeron(31)	5/1/2009	(29)	150,000			7.46	5/1/2016
Former CEO	5/1/2009	(32)	150,000			7.46	5/1/2016
	1/3/2012	(19)	81,375	11,625		36.46	1/3/2019
	1/3/2012	(33)	180,500			36.46	1/3/2019
	1/3/2012	(34)	180,500			36.46	1/3/2019
	1/2/2013	(35)		86,500		29.75	1/2/2014
	1/4/2010	(36)						8,035	182,073
	1/3/2011	(37)						10,715	242,802

Robert Dykes(38)
Former EVP and CFO

(1)	Market value of units of stock that have not vested is computed by multiplying (i) $22.66, the closing market price of our stock on October 31, 2013, by (ii) the number of units of stock.
(2)	Shares subject to award vest as to 1/4 of the shares on October 1, 2014 and 1/16 of the shares each quarter thereafter.
(3)	Shares subject to award vested as to 1/2 of the shares on October 1, 2013 and vest as to the remaining 1/2 of the shares on October 1, 2014.
(4)	Shares subject to award will cliff vest three years from the grant date (on October 1, 2016), if we achieve a certain level of TSR relative to the S&P North America Technology Index over a three year performance period. For purposes of the Upfront TSR Shares, TSR will be calculated on a stack-ranked basis using a 60-trading day average closing prices immediately preceding the beginning and end of the performance period. Payout shall be at target (i.e., 200,000 shares of common stock) for TSR at the 50th percentile, scaling for performance above and below the 50th percentile (e.g., 60th percentile ranking results in payout at 120% of target or 240,000 shares of common stock). The threshold for any payout under the Upfront TSR Shares is the 25th percentile (i.e., no shares of common stock will be awarded for performance below the 25th percentile) and the maximum payout shall equal 200% of target (i.e., 400,000 shares) at the 100th percentile. In the event of a Change in Control (as defined in the Mr. Galant’s offer letter), the performance period for the Upfront TSR Shares will terminate effective immediately prior to the Change in Control, the level of payout under the Upfront TSR Shares shall be measured at that time and the Upfront TSR Share payout as so determined will be subject to time-based 3-year cliff vesting from the original grant date.
(5)	Shares subject to award vest as to 1/4 of the shares on April 1, 2014 and 1/16 of the shares each quarter thereafter.
(6)	Shares subject to award vest as to 1/4 of the shares on July 1, 2014 and 1/16 of the shares each quarter thereafter.
(7)	Shares subject to award cliff vest two years from the grant date (on August 1, 2015).
(8)	The vesting of the shares subject to these performance-based awards is subject to our achievement of non-GAAP net revenues, non-GAAP EPS and free cash flow for the period between May 1, 2013 to April 30, 2014 at or above the applicable external announced guidance issued by us, each on an aggregate basis. The vesting of the shares is allocated 1/3 for the achievement of each of the financial targets. If any target is achieved at or above the 80% threshold but less than a 100% threshold, the vesting of the relevant portion of the award will be prorated based on actual achievement. If any target is achieved below the 80% threshold, the relevant portion of the award will not vest.
(9)	Mr. McGinn served as interim CEO from March 12, 2013 to September 30, 2013. The stock option grants disclosed in this table were granted to Mr. McGinn in his capacity as one of our non-employee directors prior to his service as interim CEO.
(10)	Shares subject to this option vested and became exercisable as to 1/4 of the shares on January 2, 2010 and vest as to 1/16 of the shares each quarter thereafter.
(11)	Shares subject to this option vested and became exercisable as to 1/4 of the shares on October 1, 2010 and vest as to 1/16 of the shares each quarter thereafter.
(12)	Shares subject to this option vested and became exercisable on July 1, 2011.
(13)	Shares subject to this option vested and became exercisable on July 1, 2012.
(14)	Shares subject to this option vested and became exercisable on July 2, 2013.
(15)	Shares subject to this option vested and became exercisable as to 1/4 of the shares on November 3, 2009 and vested and became exercisable as to 1/16 of the shares each quarter thereafter.
(16)	Shares subject to this option vested and became exercisable as to 1/4 of the shares on July 1, 2010 and vested and became exercisable as to 1/16 of the shares each quarter thereafter.
(17)	Shares subject to this award vested as to 1/4 of the shares on January 4, 2011 and vest as to 1/16 of the shares each quarter thereafter.
(18)	Shares subject to this award vested as to 1/4 of the shares on January 3, 2012 and vest as to 1/16 of the shares each quarter thereafter.
(19)	Shares subject to this option vested and became exercisable as to 1/4 of the shares on January 3, 2013 and vest as to 1/16 of the shares each quarter thereafter.

(20)	Shares subject to this option vested and became exercisable as to 100% on January 3, 2013 based on us exceeding our internal non-GAAP EPS target for fiscal year 2012.
(21)	Shares subject to this award vested as to 1/4 of the shares on January 2, 2014 and vest as to 1/16 of the shares each quarter thereafter.
(22)	For Messrs. Liu and Yanay, the vesting of the shares subject to this award was subject to our achievement of non-GAAP EPS for fiscal year 2013 at or above $3.25. If target was achieved at or above the 80% threshold but less than 100%, then vesting would be prorated based on actual achievement. The performance target for this award was not met and, accordingly, the award was forfeited and canceled.
(23)	Shares subject to this option vested and became exercisable as to 1/4 of the shares on September 2, 2009 and vested and became exercisable as to 1/16 of the shares each quarter thereafter.
(24)	Shares subject to this option vested and became exercisable as to 1/4 of the shares on November 6, 2010 and vested and became exercisable as to 1/16 of the shares each quarter thereafter.
(25)	Shares subject to this option vested and became exercisable as to 1/4 of the shares on July 1, 2011 and vest as to 1/16 of the shares each quarter thereafter.
(26)	The vesting of the shares subject to this performance-based award was subject to Ms. Miles’ achievement of a non-GAAP net revenue target for the business units that Ms. Miles was responsible for during fiscal year 2013, prorated based on actual achievement and with a minimum threshold achievement of 80%. If target was achieved at or above the 80% threshold but less than 100% then vesting would have been prorated based on actual achievement. The performance target for this award was not met and, accordingly, the award was forfeited and canceled.
(27)	The vesting of the shares subject to this performance-based award was subject to Ms. Miles’ achievement of a non-GAAP contribution margin for the business units that Ms. Miles was responsible for during fiscal year 2013, prorated based on actual achievement and with a minimum threshold achievement of 80%. If target was achieved at or above the 80% threshold but less than 100% then vesting would have been prorated based on actual achievement. The performance target for this award was not met and, accordingly, the award was forfeited and canceled.
(28)	Mr. Yanay resigned from VeriFone effective November 30, 2013.
(29)	Shares subject to this option vested and became exercisable as to 1/4 of the shares on May 1, 2010 and vested and became exercisable as to 1/16 of the shares each quarter thereafter.
(30)	Shares subject to this award vested as to 1/4 of the shares on January 3, 2013 and vest as to 1/16 of the shares each quarter thereafter.
(31)	Mr. Bergeron resigned as our CEO, effective March 12, 2013. In connection with the separation agreement we negotiated with Mr. Bergeron, including to secure an additional one-year non-competition period, the general release and non-compete, non-solicit and certain other provisions, we agreed that Mr. Bergeron would continue to vest in his outstanding time-based equity awards, as if he remained employed by VeriFone until March 12, 2014, subject to his compliance with his post-termination obligations under the Bergeron Employment Agreement. For more information, see “Severance and Change of Control Provisions — Severance Agreements with Former Executives” in this CD&A.
(32)	Option grant conditioned on achievement of a net income, as adjusted, per share financial target for fiscal year 2009 (as defined in the CD&A filed for such fiscal year) as set by our Board, with a target and maximum option award of 150,000 stock options. The option grant was earned at the target amount and shares subject to this option vested and became exercisable on October 31, 2010. The option grant was subject to forfeiture if at any time during the thirty-six months following the date the option was earned we restate our financial statements such that the performance condition would no longer be met.
(33)	Shares subject to this option vested and became exercisable as to 100% on January 3, 2013 based on our exceeding our internal non-GAAP EPS target for fiscal year 2012.
(34)	Shares subject to this option vested and became exercisable as to 100% on January 3, 2013 based on the Board’s determination that we successfully integrated certain acquisitions closed within fiscal years 2011 and 2012.
(35)	Shares subject to this option that were unvested as of October 31, 2013 vested and became exercisable on January 2, 2014. See Note (31) above.
(36)	Shares subject to this award that were unvested as of October 31, 2013 vested on January 4, 2014. See Note (31) above.
(37)	85,714 shares subject to this award were cancelled in fiscal year 2013 due to Mr. Bergeron’s resignation from VeriFone. The remaining 42,857 shares subject to this award continued to vest through January 2014. See Note (31) above.
(38)	Mr. Dykes resigned as our CFO effective February 4, 2013 and retired from VeriFone effective February 28, 2013. Under the Dykes Separation Agreement, Mr. Dykes agreed to remain available to assist us with respect to transition matters on an as-needed basis for the period from March 1, 2013 to May 1, 2013. During this period, Mr. Dykes received, subject to the terms and conditions set forth in the Dykes Separation Agreement, continued vesting of his outstanding and unvested equity awards, based on their current vesting schedule and terms, to and inclusive of May 1, 2013.

Fiscal Year 2013 Option Exercises and Stock Vested

The following table presents information concerning the aggregate number of shares for which options were exercised during fiscal year 2013 for each of the NEOs. In addition, the table presents information on shares that were acquired upon vesting of stock awards during fiscal year 2013 for each of the NEOs on an aggregated basis.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting		Value Realized on Vesting ($) (2)
Paul Galant	—	$—	150,000		$3,450,000
CEO
Marc E. Rothman	—	$—	—		$—
EVP and CFO
Richard A. McGinn	—	$—	88,865		$1,998,104
Former Interim CEO
Albert Liu	—	$—	13,953	(3)	$288,551	(3)
EVP, Corporate Development and General Counsel
Jennifer Miles	—	$—	5,255		$105,234
President, VeriFone Americas
Eliezer Yanay	—	$—	51,448		$1,339,845
Former Chief Operations Officer
Douglas G. Bergeron	—	$—	481,248		$10,535,322
Former CEO
Robert Dykes	500,000	$5,376,610	5,356	(4)	$136,668	(4)
Former EVP and CFO

(1)	The value realized on the exercise is calculated as the difference between the fair market value of the shares on the date of exercise and the applicable exercise price for those options.
(2)	The value realized on the shares acquired is the fair market value of the shares on the date of vesting, which is the closing price on such date of our stock as traded on the NYSE.
(3)	Mr. Liu elected to defer the release of 8,928 shares acquired on vesting of the stock awards. The terms of the deferral are set forth in the respective grant agreement and provide that the shares will be released upon the earliest to occur of (i) a specified deferred date; (ii) the date of termination of employment with us (with delivery made pursuant to the terms of the respective grant agreement for purposes of Section 409A of the IRC); or (iii) the occurrence of a change of control of the Company as defined in the grant agreement. Mr. Liu has specified a deferred date of (i) December 4, 2016 as to $82,358 of the value realized on vesting of stock awards and (ii) December 3, 2017 as to $121,772 of the value realized on vesting of stock awards.
(4)	Mr. Dykes originally elected to defer the release of all shares acquired on vesting of the stock awards. However, due to his resignation from VeriFone in February 2013, these deferred shares, as well as 65,178 shares of previously vested RSUs for which the release dates had been deferred, were all released on December 2, 2013. The value realized on vesting of stock awards to Mr. Dykes totaled $2,597,554. The value realized by Mr. Dykes on the date of release, calculated based on the closing price of our stock as traded on the NYSE on the release date, totaled $1,777,457.

Potential Payments Upon Termination or Change of Control

We have certain severance and change of control arrangements with our named executive officers. In determining the terms and scope of these arrangements, our Compensation Committee considers (i) similar arrangements in place at our peer companies as described above under “Determination of Compensation — Role of Compensation Consultants” and “— Competitive Data;” (ii) market practices and trends as advised to the Committee by its independent compensation consultant; (iii) the extent that such arrangements would contribute to our compensation program objectives, including the retention value of such arrangements in light of the competitiveness for executive talent in our industry; and (iv) the overall terms of any employment arrangements with each NEO. In the case of newly recruited executives, the Committee also considers the terms of the candidate’s then-current compensation package.

Under the Bergeron Employment Agreement, if Mr. Bergeron’s employment was terminated without cause or if Mr. Bergeron terminated his employment for good reason, then he may have been entitled to severance equal to one year’s current base salary and bonus paid for the immediately previous fiscal year, provided that any severance payments would be conditioned on Mr. Bergeron’s compliance with the noncompetition and nonsolicitation provisions of such employment agreement. Also, under the Bergeron Employment Agreement we have the option to extend the noncompetition and nonsolicitation period for an additional year by paying Mr. Bergeron an additional year’s severance. Furthermore, under the Bergeron Employment Agreement, in the event of a termination of Mr. Bergeron’s employment without cause or if Mr. Bergeron terminates his employment for good reason, he would be entitled to receive continued medical benefits for two years following the termination date on terms substantially the same as in effect immediately preceding the termination. Certain of our equity awards to Mr. Bergeron also included provisions for acceleration upon a qualifying termination in connection with a change of control. A qualifying termination occurs if Mr. Bergeron’s employment is terminated other than for cause or if he resigns for good reason in the period beginning 90 days prior to a change in control (as defined in the grant agreements) and ending 18 months after a change in control. In connection with his resignation effective March 12, 2013, Mr. Bergeron and the Company entered into a letter agreement as to the terms of Mr. Bergeron’s separation from VeriFone. The terms of this letter agreement are described under “Severance and Change of Control Provisions — Agreements with Former Executives” in this CD&A.

Effective March 12, 2013, we entered into an agreement with Mr. McGinn in connection with our appointment of Mr. McGinn as interim CEO. Effective October 1, 2013, we entered into an agreement with Mr. Galant in connection with his appointment as our CEO. See “Fiscal Year 2013 Leadership Transition — Appointment of Mr. McGinn as Interim CEO” in this CD&A.

We entered into a severance agreement dated September 2, 2008 (the “2008 Severance Agreement”) with Mr. Dykes in connection with him becoming our CFO on September 9, 2008. Under the 2008 Severance Agreement if there were a qualifying termination, we would have been obligated to pay Mr. Dykes, within 10 days following the date of termination, a sum equal to the total of (i) Mr. Dykes’ base salary through the date of termination and any bonuses that were payable but not yet paid or deferred, (ii) any accrued vacation pay and compensation previously deferred, other than pursuant to a tax-qualified plan and (iii) Mr. Dykes’ annual base salary during the six-month period immediately prior to the date of termination. In addition, in the event of a qualifying termination, under the 2008 Severance Agreement we would also have been obligated to provide Mr. Dykes with continuing health insurance and related benefits for six months following the date of termination, and the 2008 Severance Agreement provided for the full vesting of any stock options, restricted stock and other stock-based rights held by Mr. Dykes pursuant to our 2006 Plan. However, in connection with Mr. Dykes’ retirement from VeriFone, we and Mr. Dykes entered into a separation agreement dated February 1, 2013 that replaces any previous severance agreements between VeriFone and Mr. Dykes, including the 2008 Severance Agreement. See “Severance and Change of Control Provisions — Severance Agreement with our Former and Current CEO and CFOs” in this CD&A.

Mr. Rothman succeeded Mr. Dykes as our EVP and CFO effective February 4, 2013, and we entered into certain severance terms with Mr. Rothman. See “Severance and Change of Control Provisions — Severance Agreement with our Former and Current CEO and CFOs” in this CD&A.

On September 19, 2013, we adopted an Executive Severance Policy which is applicable to certain of our executive officers including Messrs. Rothman, Liu and Yanay and Ms. Miles and has a term of three years (subject to extension of up to one year if there is a change of control (as defined in such policy) during the last twelve months of the term). See “Fiscal Year 2013 Leadership Transition — VeriFone Executive Severance Policy” in this CD&A.

In addition, our equity awards made in fiscal years 2011, 2012 and 2013 to our NEOs provide for acceleration of vesting in the event of an involuntary or constructive termination three months prior to or eighteen months following a change of control.

Under our change of control provisions none of our NEOs is entitled to a severance payment or acceleration of vesting of equity awards unless the change of control event is followed by, or in the case of equity awards with a change of control provision, three months preceding, an involuntary or constructive termination. All such payments and benefits would be provided by us.

Under Israeli law, Mr. Yanay, who served as our Chief Operations Officer from March 18, 2013 to November 30, 2013, was additionally entitled to certain statutory severance payments upon termination of employment for any reason, including retirement.

The tables below outline the potential payments and benefits payable to each NEO in the event of involuntary termination, or change of control, or the first appointment of a new permanent CEO, as if such event had occurred as of October 31, 2013. Messrs. McGinn, Bergeron and Dykes were no longer our executive officers as of October 31, 2013 and, accordingly, are not included in the tabular disclosures below. See “Severance and Change of Control Provisions — Severance Agreements with Former Executives” for more information.

Involuntary or Constructive Involuntary Termination

Name	Cash Severance		Continuation of Benefits		Intrinsic Value of Unvested Stock Awards(5)	Intrinsic Value of Unvested Options (6)
Paul Galant(1)	$800,000		$47,952		$4,154,333	$—
Marc E. Rothman(2)	$450,000		$23,976		$—	$—
Albert Liu(2)	$400,000		$23,705		$—	$—
Jennifer Miles(2)	$410,000		$8,934		$—	$—
Eliezer Yanay(2)	$866,487	(3)	$9,292	(4)	$—	$—

Involuntary or Constructive Involuntary Termination Following a Change of Control

Name	Cash Severance		Continuation of Benefits		Intrinsic Value of Unvested Stock Awards(5)	Intrinsic Value of Unvested Options (6)
Paul Galant(1)	$1,600,000		$47,952		$5,665,000	$—
Marc E. Rothman(2)	$450,000		$23,976		$6,349,332	$—
Albert Liu(2)	$400,000		$23,705		$4,481,921	$—
Jennifer Miles(2)	$410,000		$8,934		$4,390,874	$22,257
Eliezer Yanay(2)	$866,487	(3)	$9,292	(4)	$4,799,139	$—

Involuntary or Constructive Involuntary Termination Following a Leadership Change

Name	Cash Severance		Continuation of Benefits		Intrinsic Value of Unvested Stock Awards(5)	Intrinsic Value of Unvested Options (6)
Paul Galant(1)	$—		$—		$—	$—
Marc E. Rothman(2)	$675,000		$23,976		$6,349,332	$—
Albert Liu(2)	$600,000		$23,705		$4,481,921	$—
Jennifer Miles(2)	$615,000		$8,934		$4,390,874	$22,257
Eliezer Yanay(2)	$1,066,487	(3)	$9,292	(4)	$4,799,139	$—

(1)	The amounts contained in the tables above for Mr. Galant are based on the terms of Mr. Galant’s offer letter. Mr. Galant is not eligible for severance benefits under the VeriFone Executive Severance Policy. In the event of an involuntary or constructive termination, Mr. Galant is entitled to cash severance equal to his annual base salary plus the actual annual bonus for the fiscal year preceding the termination date. In the event of an involuntary or constructive termination with a change of control (as defined in Mr. Galant’s offer letter), Mr. Galant is entitled to cash severance equal to two times his annual base salary and his target annual bonus. Mr. Galant did not receive any target or actual annual bonus for fiscal year 2013 because he joined the Company in the last month of the fiscal year. Accordingly, cash severance amounts, assuming a termination date of October 31, 2013, do not include estimated cash severance based on any annual bonus. In the event of an involuntary or constructive termination, Mr. Galant is entitled to 12 months’ acceleration of his unvested equity awards, with the acceleration of vesting on his Upfront TSR Shares computed as if the award vested on a monthly time vest basis. In the event of an involuntary or constructive termination with a change of control, Mr. Galant is entitled to full acceleration of his unvested equity awards. Any release of shares accelerated under the Upfront TSR Shares is subject to the actual achievement of the performance target for such award at the end of the three-year performance period. The Intrinsic Value of Unvested Awards disclosed for Mr. Galant assumes achievement of the Upfront TSR Shares at the threshold amount. For achievement of the Upfront TSR Shares at the target amount, Intrinsic Value of Unvested Awards for Mr. Galant would total $4,909,667 in the event of an involuntary or constructive termination and $7,931,000 in the event of an involuntary or constructive termination with a change of control. For achievement of the Upfront TSR Shares at the maximum amount, the Intrinsic Value of Unvested Awards for Mr. Galant would total $6,420,333 in the event of an involuntary or constructive termination and $12,463,000 in the event of an involuntary or constructive termination with a change of control. See additional disclosures under “Severance Arrangements with Current Executives.”
(2)	Under the Executive Severance Policy, each of Messrs. Rothman, Liu and Yanay and Ms. Miles are entitled to cash severance equal to his or her annual base salary for the fiscal year preceding the termination date in the event of an involuntary or constructive termination or an involuntary or constructive termination with a change of control. In the event of an involuntary or constructive termination following appointment of a new CEO (as defined in the Executive Severance Policy), these NEOs would be entitled to cash severance equal to 150% of his or her annual base salary for the fiscal year preceding the termination date. The Executive Severance Policy provides for full acceleration of all unvested equity awards, with performance-based awards vesting (without proration) based on performance criteria measured through date of termination, to these NEOs in the event of an involuntary or constructive termination with a change of control or in the event of an involuntary or constructive termination at the request of the permanent CEO appointed after the effective date of the Executive Severance Policy. See additional disclosures under “VeriFone Executive Severance Policy.” In addition to the foregoing, Mr. Yanay is entitled to certain statutory benefits as described in footnotes 3 and 4 below.
(3)	According to Israeli labor laws, an Israeli employee, such as Mr. Yanay, is entitled to severance pay upon termination of employment by the employer for any reason, including retirement, in addition to any severance payments he might be entitled to. Cash severance for Mr. Yanay includes an estimate of $466,487 for statutory severance to which Mr. Yanay is entitled under Israeli labor laws. The statutory cash severance for Mr. Yanay is based on his 12 years of service with us as of October 31, 2013 (including his term of employment with Lipman prior to our acquisition of Lipman) and his salary levels throughout his term of service. Our estimate is based on the actual statutory severance released to Mr. Yanay upon his involuntary termination of employment on November 30, 2013, prorated assuming a termination date of October 31, 2013. The actual amount of statutory severance released to Mr. Yanay on November 30, 2013 was 1,653,049 Israeli New Shekels (equivalent to $469,750 at the October 31, 2013 exchange rate of 3.519 Shekels to one U.S. Dollar).
(4)	Mr. Yanay was entitled to continued coverage of medical and disability insurance in the amount of 32,700 Israeli New Shekels, which has been converted from Israeli New Shekels to U.S. Dollars at the October 31, 2013 exchange rate of 3.519 Shekels per one U.S. Dollar.

(5)	The intrinsic value is calculated by taking the product of (a) $22.66, which was the closing market price of our common stock on October 31, 2013, the last trading day of fiscal year 2013, and (b) the number of stock awards subject to acceleration. See “Grants of Plan-Based Award for Fiscal Year 2013” and “Outstanding Equity Awards at Fiscal Year 2013 Year-End” for information on the awards and the unvested portion of such awards.
(6)	Based on the closing market price of our common stock on October 31, 2013 of $22.66, and the respective exercise prices of unvested options subject to acceleration. No intrinsic value is attributed to unvested options subject to acceleration which have exercise prices above the closing market price of our common stock on October 31, 2013.

DIRECTOR COMPENSATION

The Corporate Governance and Nominating Committee regularly reviews director compensation against peer group data and pay practices. In March 2012, the Board and the Corporate Governance and Nominating Committee conducted a periodic review of director compensation, which included an evaluation of peer group pay practices and recommendations by a third-party compensation consultant. The Corporate Governance and Nominating Committee sought to align director compensation with best practices of peer group companies, including implementation of director stock ownership guidelines. Following that review, and upon recommendation of the Corporate Governance and Nominating Committee, the Board approved the following changes for the compensation for our directors who are not our employees with effect from March 21, 2012: (1) an increase in the annual retainer from $45,000 to $55,000 for directors who are not our employees; (2) an increase in the target value of equity awards such that each incumbent director will be entitled to receive an annual equity award consisting of options to purchase shares of our common stock with a target value of $75,000 and RSUs with a target value of $75,000; and (3) removal of the separate equity award upon a director’s initial appointment to the Board. In addition, the annual retainer for the Chairman of the Board was increased from $45,000 to $100,000 effective following our Annual Meeting of Stockholders on June 27, 2012.

The Board and the Corporate Governance and Nominating Committee conducted another periodic review in December 2013, in which the Board and the Corporate Governance and Nominating Committee considered an evaluation of peer group pay practices and market data and trends, as well as recommendations, by a third-party compensation consultant. Following such review, the Board decided to retain non-employee director compensation at the same levels as set in March 2012.

Each non-employee director was entitled to receive an annual cash retainer and a meeting attendance fee for service on the Board and Board committees during fiscal year 2013 as follows:

Annual director retainer	$55,000
Chairman of the Board retainer (1)	$100,000
Annual committee chair retainers:
Audit Committee	$20,000
Compensation Committee	$10,000
Corporate Governance and Nominating Committee	$10,000
Board and committee meeting in-person attendance fee	$1,500
Board and committee meeting telephonic attendance fee	$1,500

(1)	The Chairman of the Board retainer is incremental to the annual director retainer.

In addition, from time to time, the Board of Directors establishes non-standing, limited purpose committees. Retainer and meeting fees for these committees are determined on a case by case basis and are included in the table below.

All director fees are paid in quarterly installments and prorated as applicable for changes in compensation. In addition, under the revised director compensation plan effective March 21, 2012, each incumbent director is entitled to receive an annual equity award consisting of options to purchase shares of our common stock with a target value of $75,000 and RSUs with a target value of $75,000. The grant date of director equity awards will be the first trading day in the month following our annual meeting and the exercise price of the stock option grants will be the closing price of our common stock on the grant date. The number of options is determined based on the Black-Scholes-Merton fair value as of the date of grant and the number of RSUs is determined based on the 60 day average share price as of the date of grant, in each case rounded to the nearest 500 options or units. The annual equity awards vest in full on the first anniversary of the grant date. Stock options will have a term of seven years.

The following table sets forth a summary of the compensation earned by our non-employee directors for services in fiscal year 2013:

Name	Cash Fees	Option Awards (1), (2)	Stock Awards (1), (3)	All Other Compensation	Total
Robert W. Alspaugh	$193,667	$61,039	$58,800	$—	$313,506
Dr. Leslie G. Denend	$240,107	$61,039	$58,800	$—	$359,946
Alex W. (Pete) Hart	$188,500	$61,039	$58,800	$—	$308,339
Robert B. Henske	$169,167	$61,039	$58,800	$—	$289,006
Richard A. McGinn(4)	$190,278	$—	$—	$—	$190,278
Wenda Harris Millard	$82,000	$61,039	$58,800	$—	$201,839
Eitan Raff	$77,500	$61,039	$58,800	$—	$197,339
Jeffrey Stiefler	$109,000	$61,039	$58,800	$—	$228,839

(1)	During fiscal year 2013, with the exception of Mr. McGinn, each non-employee member of the Board who was a director as of the close of our Annual Meeting of Stockholders on June 20, 2013, was granted 3,500 RSUs and 9,000 stock options. Amounts shown in these columns reflect the aggregate fair value of each award as of the grant date of such award computed in accordance with FASB ASC Topic 718 and do not reflect whether the recipient has actually realized a financial benefit from the awards. The fair value of option awards was estimated using the Black-Scholes-Merton option pricing model in accordance with FASB ASC Topic 718. Pursuant to SEC rules, amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For information on the valuation assumptions used for the calculation of these awards, see Note 4, Employee Benefit Plans, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended October 31, 2013.
(2)	As of October 31, 2013, the aggregate outstanding number of options held by each of our non-employee directors is as follows: Mr. Alspaugh, 50,375 shares; Dr. Denend, 56,500 shares; Mr. Hart, 46,876 shares; Mr. Henske 56,500 shares; Mr. McGinn, 27,500 shares; Ms. Millard, 9,000 shares; Mr. Raff, 23,500 shares; and Mr. Stiefler, 75,500 shares.
(3)	As of October 31, 2013, the aggregate number of RSUs held by each of our non-employee directors is as follows: Mr. Alspaugh, 10,500; Dr. Denend, 3,500; Mr. Hart, 3,500; Mr. Henske 10,500; Mr. McGinn, 0; Ms. Millard, 3,500; Mr. Raff, 3,500; and Mr. Stiefler, 8,500.
(4)	Mr. McGinn served as interim CEO from March 12, 2013 to September 30, 2013. During that time, he continued his service as a director but was not considered a non-employee director and did not receive compensation as a director.

Director Stock Ownership Guidelines

In March 2010, the Board adopted stock ownership guidelines for our directors. These guidelines require each non-employee director to own a minimum number of shares of our common stock equal to three times the annual director retainer of $55,000. Under these guidelines, unvested restricted stock awards and RSU awards and owned stock count toward the ownership level, and directors have a five year period over which to achieve the target ownership level. The Board also adopted stock ownership guidelines for our NEOs as described under “Compensation Discussion and Analysis — Compensation Program.” Any director who fails to meet or maintain these ownership requirements by the required time frame will be required to retain all shares acquired upon option exercise or vesting, net of taxes, until such ownership guidelines are attained.

Compensation Committee Interlocks and Insider Participation

For fiscal year 2013, the Compensation Committee consisted of Leslie G. Denend (Chairman), Robert B. Henske, Jeffrey Stiefler and Wenda Harris Millard through September 30, 2013. Beginning on October 1, 2013, the size of the Compensation Committee was reduced to three, and consisted of Messrs. Henske and Stiefler and Ms. Millard. Mr. Henske was appointed Chairman of the Compensation Committee. None of the members of the

Compensation Committee is or was one of our officers or employee during the last fiscal year or was formerly one of our officers, and none of our executive officers serves as a member of a board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board or Compensation Committee.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of VeriFone (the “Compensation Committee”) consists exclusively of independent directors.

The general purpose of the Compensation Committee is to (1) review and approve corporate goals and objectives relating to the compensation of VeriFone’s CEO, evaluate the CEO’s performance in light of those goals and objectives and, either as a committee or together with the other independent directors (as directed by the Board), determine and approve the CEO’s compensation level based on this evaluation and (2) review and approve non-CEO executive officer compensation, incentive compensation plans, and equity-based plans, among other things. VeriFone’s Board of Directors and its Corporate Governance and Nominating Committee have determined that each member of the Compensation Committee is “independent” within the meaning of the rules of both the NYSE and the SEC.

During fiscal year 2013, the Compensation Committee performed all of its duties and responsibilities under the Compensation Committee’s charter. Additionally, as part of its responsibilities, the Compensation Committee reviewed the section of this Form 10-K/A entitled “Compensation Discussion and Analysis” (CD&A), as prepared by management of VeriFone, and discussed the CD&A with management of VeriFone. Based on its review and discussions, the Compensation Committee recommended to the Board of Directors that the CD&A be included in this Form 10-K/A.

COMPENSATION COMMITTEE

Robert B. Henske, Chairman

Wenda Harris Millard

Jeffrey Stiefler

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership Information

The following table presents information concerning the beneficial ownership of the shares of our common stock as of February 14, 2014, by:

•	each person we know to be the beneficial owner of 5% or more of our outstanding shares of common stock;

•	each of our NEOs;

•	each of our current directors; and

•	all of our current executive officers and directors as a group.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. Percentage of beneficial ownership is based on 111,098,268 shares of common stock outstanding as of February 14, 2014. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of February 14, 2014, and shares of RSUs which are scheduled to be released within 60 days of February 14, 2014 (the “Measurement Date”) are considered outstanding and beneficially owned by the person holding the options or RSUs for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless indicated below, the address of each individual listed below is c/o VeriFone Systems, Inc., 2099 Gateway Place, Suite 600, San Jose, California 95110.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number	Percent of Class
Macquarie Group Limited (1)	14,968,150	13.5%
BlackRock, Inc. (2)	6,570,256	5.9%
The Vanguard Group Inc. (3)	6,098,744	5.5%
Manning & Napier Advisors, LLC (4)	5,523,618	5.0%
Paul Galant (5)	234,815	*
Marc E. Rothman (6)	20,025	*
Albert Liu (7)	168,136	*
Jennifer Miles (8)	78,611	*
Eliezer Yanay (9)	60,733	*
Douglas G. Bergeron (10)	549,875	*
Robert Dykes	—	*
Robert W. Alspaugh (11)	46,375	*
Dr. Leslie G. Denend (12)	43,500	*
Alex W. (Pete) Hart (13)	51,876	*
Robert B. Henske (14)	36,500	*
Richard A. McGinn (15)	98,241	*
Wenda Harris Millard	—	*
Eitan Raff (16)	18,000	*
Jeffrey E. Stiefler (17)	96,400	*
All current directors and executive officers as a group (16 persons)**	969,343	*

*	Less than 1%.

**	Total includes shares beneficially owned by our current executive officers, including Messrs. Bhanot, Kappagoda, Nelson and Ozayaz, but does not include shares beneficially owned by Messrs. Dykes, Bergeron, and Yanay, who ceased to be an executive officer of VeriFone as of February 4, 2013, March 12, 2013, and November 30, 2013, respectively.
(1)	The address of Macquarie Group Limited is No. 1 Martin Place Sydney, New South Wales, Australia. Macquarie Group Limited is deemed to beneficially own 14,968,150 shares of common stock due to its ownership of Macquarie Bank Limited, Macquarie Investment Management Limited, Delaware Management Holdings Inc. and Delaware Management Business Trust. Macquarie Investment Management Limited has the sole power to vote and dispose of 6,800 shares of common stock. Delaware Management Business Trust has the sole power to vote and dispose of 14,961,350 shares of common stock. The address of Macquarie Bank Limited and Macquarie Investment Management Ltd. is also No. 1 Martin Place Sydney, New South Wales, Australia. The address of Delaware Management Holdings Inc. and Delaware Management Business Trust is 2005 Market Street, Philadelphia, PA 19103. This information is based solely upon a Schedule 13G/A filed by Macquarie Group Limited on February 14, 2014.
(2)	The address of BlackRock, Inc. (“BlackRock”) is 40 East 52nd Street, New York, NY 10022. BlackRock, along with certain of its subsidiaries, has the sole power to vote and dispose of 6,570,256 shares of common stock. This information is based solely upon a Schedule 13G/A filed by BlackRock on January 31, 2014.
(3)	The address of The Vanguard Group, Inc. is 100 Vanguard Blvd., Malvern, Pennsylvania 19355. The Vanguard Group, Inc. (“Vanguard”) has the sole power to dispose or direct the disposition of 6,037,751 shares of common stock. Vanguard has shared power to dispose or direct the disposition and sole power to vote or direct the vote of 60,993 shares of common stock beneficially owned by Vanguard Fiduciary Trust Company, as a result of serving as investment manager of collective trust accounts, and sole power to vote or direct the vote of 7,000 shares of common stock beneficially owned by Vanguard Investments Australia, Ltd., as a result of serving as an investment manager of Australian investment offerings. This information is based solely upon a Schedule 13G/A filed by Vanguard on February 12, 2014.
(4)	The address of Manning & Napier Advisors, LLC (“Manning & Napier”) is 290 Woodcliff Drive, Fairpoint, NY 14450. Manning & Napier has the sole power to vote 4,716,828 shares of common stock and sole power to dispose of 5,523,618 shares of common stock. This information is based solely upon a Schedule 13G/A filed by Manning & Napier on February 3, 2014.
(5)	Beneficial ownership information includes 84,815 shares held by Mr. Galant directly and 150,000 shares of restricted stock awarded to Mr. Galant that have not vested.
(6)	Beneficial ownership information includes 10,000 shares held by Mr. Rothman directly. In addition, shares listed as beneficially owned by Mr. Rothman consist of 10,025 shares issuable upon vesting of RSUs within 60 days after the Measurement Date.
(7)	Beneficial ownership information includes 6,755 shares held by Mr. Liu directly. In addition, shares listed as beneficially owned by Mr. Liu consist of 159,844 shares issuable upon the exercise of options that are exercisable or will become exercisable, and 1,537 shares issuable upon vesting of RSUs, within 60 days after the Measurement Date. Beneficial ownership information excludes 66,071 RSUs that are vested but for which the delivery date has been deferred.
(8)	Beneficial ownership information includes 19,019 shares held by Ms. Miles directly. In addition, shares listed as beneficially owned by Ms. Miles consist of 57,341 shares issuable upon the exercise of options that are exercisable or will become exercisable, and 2,251 shares issuable upon vesting of RSUs, within 60 days after the Measurement Date.
(9)	Beneficial ownership information includes 60,733 shares held by Mr. Yanay directly. This information is based solely upon a Form 4 filed by Mr. Yanay on October 3, 2013.
(10)	All shares listed as beneficially owned by Mr. Bergeron represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after the Measurement Date. Beneficial ownership information with respect to other equity of VeriFone is based solely upon a Form 4 filed by Mr. Bergeron on January 6, 2014.
(11)

Beneficial ownership information includes 5,000 shares held by Mr. Alspaugh directly. In addition, 41,375 shares listed as beneficially owned by Mr. Alspaugh represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after the Measurement Date. Beneficial ownership information excludes 7,000 RSUs that are vested but for which the delivery date has been deferred.
(12)	Beneficial ownership information includes 7,000 shares held by Dr. Denend directly. In addition, 36,500 shares listed as beneficially owned by Dr. Denend represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after the Measurement Date.
(13)	Beneficial ownership information includes 25,000 shares held by Mr. Hart directly. In addition, 26,876 shares listed as beneficially owned by Mr. Hart represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after the Measurement Date.
(14)	All shares listed as beneficially owned by Mr. Henske represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after the Measurement Date. Beneficial ownership information excludes 7,000 RSUs that are vested but for which the delivery date has been deferred.
(15)	Beneficial ownership information includes 70,741 shares held by Mr. McGinn directly. In addition, 27,500 shares listed as beneficially owned by Mr. McGinn represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after the Measurement Date.
(16)	Beneficial ownership information includes 3,500 shares held by Mr. Raff directly. In addition, 14,500 shares listed as beneficially owned by Mr. Raff represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after the Measurement Date.
(17)	Beneficial ownership information includes 29,900 shares held by a trust for the benefit of Mr. Stiefler and a family member. In addition, 66,500 shares listed as beneficially owned by Mr. Stiefler represent shares issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after the Measurement Date. Beneficial ownership information excludes 5,000 RSUs that are vested but for which the delivery date has been deferred.

The following table provides information as of October 31, 2013 regarding securities issued under our equity compensation plans that were in effect during fiscal year 2013.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders (1)	10,860,159	24.50	(2)	4,752,337	(3)
Equity compensation plans not approved by security holders	—	—		—

Total	10,860,159	24.50	(2)	4,752,337	(3)

(1)	This reflects equity awards issued under our New Founders’ Stock Option Plan, Outside Directors’ Stock Option Plan, 2005 Employee Equity Incentive Plan, and 2006 Plan. This information also includes securities issuable pursuant to the Lipman Electronic Engineering Ltd. 2003 Stock Option Plan, Lipman Electronic Engineering Ltd. 2004 Stock Option Plan, Lipman Electronic Engineering Ltd. 2004 Share Option Plan, and Lipman Electronic Engineering Ltd. 2006 Share Incentive Plan as a result of our acquisition of Lipman Electronic Engineering Ltd. on November 1, 2006. This information also includes securities issuable pursuant to the Hypercom 2000 Broad-Based Stock Incentive Plan, Hypercom Non-Employee Director Plan, and Hypercom 1997 Long-Term Incentive Plan as a result of our acquisition of Hypercom Corporation on August 4, 2011. VeriFone does not plan to issue securities in the future under any of the foregoing plans other than the 2006 Plan.
(2)	The weighted-average exercise price does not include the effect of 3,975,420 RSUs outstanding as of October 31, 2013 as such awards do not include an exercise price.
(3)	Represents shares remaining available for future issuance under our 2006 Plan.

2006 Plan

Our 2006 Plan is the only plan under which we currently make grants of equity awards. Our 2006 Plan permits grants of stock options, stock appreciation rights, restricted stock, RSUs, performance shares and share units, dividend equivalent rights and other stock awards. Grants may be made to our directors, officers, and employees and other individuals performing services for us. The plan authorizes the issuance of an aggregate of 31,772,075 shares of our common stock. Any shares granted as stock options or stock appreciation rights shall be counted as one share issued under the plan for each share so granted. Any awards granted as stock options or stock appreciation rights shall be counted as one share for every award granted and any RSUs granted beginning June 29, 2011 shall be counted as 2.00 shares for every RSU granted for the purposes of the number of shares issuable under the 2006 Plan. Any RSUs granted prior to June 29, 2011 shall be counted as 1.75 shares for every RSU granted for the purpose of the number of shares issuable under the 2006 Plan. As of October 31, 2013, there were a total of 6,697,239 options outstanding at a weighted-average exercise price of $24.50 per share. As of October 31, 2013, there were 3,975,420 RSUs outstanding and 187,500 shares issued under restricted stock awards, all of which were unvested and subject to forfeiture as of October 31, 2013. For further information on our equity compensation plan, see “Note 4. Employee Benefit Plans” of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on December 19, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We may occasionally enter into transactions with entities in which an executive officer, director, 5% or more beneficial owner of our common stock, or an immediate family member of these persons has a direct or indirect material interest. Our policy is that the Audit Committee reviews and approves each individual related party transaction exceeding $120,000 after a determination that these transactions were on terms that were reasonable and fair to us. For the fiscal year ended October 31, 2013 and through the date of this Form 10-K/A we had no such transactions. The Audit Committee also reviews and monitors on-going relationships with related parties to ensure they continue to be on terms that are reasonable and fair to us.

Indemnification and Employment Agreements

As permitted by the Delaware General Corporation Law, we have adopted provisions in our amended and restated certificate of incorporation that authorize and require us to indemnify our executive officers and directors to the full extent permitted under Delaware law, subject to limited exceptions. We have also entered, and intend to continue to enter, into separate indemnification agreements with our directors and executive officers which may be broader than the specific indemnification provisions contained in Delaware law. Also, as described above in “Fiscal Year 2013 Leadership Transition” and “Agreements with Former Executives” in the CD&A in this Form 10-K/A, we have existing employment-related agreements with certain of our current and former NEOs.

Equity Grants

We have granted stock options, restricted stock and RSUs to purchase shares of our common stock to our executive officers and directors. See “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation” in this Form 10-K/A.

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

The Board has determined that Mr. Alspaugh, Dr. Denend, Mr. Hart, Mr. Henske, Mr. McGinn, Ms. Millard, Mr. Raff and Mr. Stiefler are independent under NYSE rules. Effective March 12, 2013, Mr. Bergeron resigned as our CEO and Mr. McGinn was appointed interim CEO, Mr. Galant was appointed our CEO, effective October 1, 2013, and Mr. McGinn stepped down as interim CEO, effective September 30, 2013. Prior to his appointment as interim CEO, Mr. McGinn was an independent director under NYSE rules, as determined by the Board, and served as Chairman of the Board of Directors and a member of the Corporate Governance and Nominating Committee of the Board. During his term as interim CEO, Mr. McGinn continued to serve as a director, but stepped down as Chairman of the Board and as a member of the Corporate Governance and Nominating Committee. During Mr. McGinn’s service as interim CEO, he was not considered independent; however, in accordance with the NYSE’s director independence requirements for listed companies and under our policy regarding director independence determination, the employment of a director on an interim basis as CEO (or other executive officer position) of VeriFone shall not disqualify a director from being considered independent after ending that employment. After his term as interim CEO, Mr. McGinn once again became an independent director and a member of our Corporate Governance and Nominating Committee.

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

Employment. The director was our employee at any time during the past five years or a member of the director’s immediate family was one of our executive officers in the prior five years. However, the employment of a director on an interim basis as Chairman of the Board, Chief Executive Officer or other executive officer of VeriFone shall not disqualify a director from being considered independent following that employment.

Interlocking Directorships. During the past five years, the director or an immediate family member of the director was employed as an executive officer by another entity where one of our current executive officers served at the same time on the Compensation Committee.

Other Compensation. A director or an immediate family member of a director received more than $100,000 per year in direct compensation from us, other than director and committee fees, in the past five years.

Investment Banking or Consulting Services. A director is a partner or officer of an investment bank or consulting firm that performs substantial services to us on a regular basis.

Immaterial Relationships

The following relationships shall be deemed immaterial and will not be considered for purposes of determining director independence:

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

Fees Paid to Independent Registered Public Accounting Firm

Audit Fees.

The following table shows information about fees paid by us and our subsidiaries to Ernst & Young LLP during the fiscal years ended October 31, 2013 and 2012 (in thousands):

	2013	2012
Audit fees	$5,587	$6,132
Audit-related fees	—	—
Tax fees	250	396
All other fees	2	17

Total fees	$5,839	$6,545

Audit-Related Fees. This category consists of assurance and related services provided by Ernst & Young LLP that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees under this category primarily include employee benefit plan audits, due diligence related to acquisitions and consultations concerning financial accounting and reporting standards that are not part of the performance of the audit or review of our financial statements.

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

For fiscal years 2013 and 2012 all fees paid to Ernst & Young LLP for services were pre-approved by the Audit Committee.

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

(a)(1) No financial statements are filed with this Annual Report on Form 10-K/A. These items were included as part of the original filing of our Annual Report on December 19, 2013.

(a)(3) Exhibits.

The documents set forth below are filed herewith or incorporated by reference to the location indicated.

Exhibit Number	Description

2.1(18)	Agreement and Plan of Merger, dated as of November 17, 2010, among Hypercom Corporation, VeriFone Systems, Inc. and Honey Acquisition Company.

2.2(18)	Support Agreement, dated as of November 17, 2010, among FP Hypercom Holdco, LLC, Francisco Partners II, L.P., VeriFone Systems, Inc. and Honey Acquisition Company.

3.1(19)	Amended and Restated Certificate of Incorporation of VeriFone as amended.

3.2(27)	Amended and Restated Bylaws of VeriFone.

4.1(3)	Specimen Common Stock Certificate; reference is made to Exhibit 3.1.

Exhibit Number	Description

4.2(2)	Stockholders Agreement, dated as of July 1, 2002, by and among VeriFone Holdings, Inc., GTCR Fund VII, L.P., GTCR Co-Invest, L.P., GTCR Capital Partners, L.P., TCW/Crescent Mezzanine Partners III, L.P., TCW/Crescent Mezzanine Trust III, TCW/Crescent Mezzanine Partners III Netherlands, L.P. and TCW Leveraged Income Trust IV, L.P., VF Holding Corp. and the executives who are parties thereto.

4.2.1(4)	Form of Amendment to Stockholders Agreement.

4.3(1)	Registration Rights Agreement, dated as of July 1, 2002, by and among VeriFone Holdings, Inc., GTCR Fund VII, L.P., GTCR Co-Invest, L.P., GTCR Capital Partners, L.P., TCW/Crescent Mezzanine Partners III, L.P., TCW/Crescent Mezzanine Trust III, TCW/Crescent Mezzanine Partners III Netherlands, L.P., and TCW Leveraged Income Trust IV, L.P., VF Holding Corp., Jesse Adams, William Atkinson, Douglas G. Bergeron, Nigel Bidmead, Denis Calvert, Donald Campion, Robert Cook, Gary Grant, Robert Lopez, James Sheehan, David Turnbull and Elmore Waller.

4.4(1)	Amendment to Registration Rights Agreement, dated as of November 30, 2004, by and among VeriFone Holdings, Inc., GTCR Fund VII, L.P., Douglas Bergeron, DGB Investments, Inc., The Douglas G. Bergeron Family Annuity Trust, The Sandra E. Bergeron Family Annuity Trust and The Bergeron Family Trust.

4.5(11)	Indenture related to the senior convertible notes due 2012, dated as of June 22, 2007, between VeriFone Holdings, Inc. and U.S. Bank National Association, as trustee.

4.6(11)	Registration Rights Agreement, dated as of June 22, 2007, between VeriFone Holdings, Inc. and Lehman Brothers Inc. and J.P. Morgan Securities Inc.

10.1(2)	Purchase Agreement, dated as of July 1, 2002, by and among VeriFone Holdings, Inc., GTCR Fund VII, L.P., GTCR Co-Invest, L.P., TCW/Crescent Mezzanine Partners III, L.P., TCW/Crescent Mezzanine Trust III, TCW/Crescent Mezzanine Partners III Netherlands, L.P. and TCW Leveraged Income Trust IV, L.P.

10.1.1(4)	Form of Amendment No. 1 to Purchase Agreement.

10.2(1)+	Senior Management Agreement, dated as of July 1, 2002, among VeriFone Holdings, Inc., VeriFone, Inc. and Douglas G. Bergeron.

10.2.1(2)+	Amendment to Senior Management Agreement, dated as of June 29, 2004, by and among VeriFone Holdings, Inc., VeriFone, Inc. and Douglas G. Bergeron.

10.3(1)+	Amendment to Senior Management Agreement, dated as of December 27, 2004, by and among VeriFone Holdings, Inc., VeriFone, Inc. and Douglas Bergeron.

10.4(1)+	2002 Securities Purchase Plan.

10.5(1)+	New Founders’ Stock Option Plan.

10.6(3)+	Outside Directors’ Stock Option Plan.

10.7(1)	Patent License Agreement, effective as of November 1, 2004, by and between NCR Corporation and VeriFone, Inc.

10.8(6)+	2005 Employee Equity Incentive Plan.

10.9(5)+	Form of Indemnification Agreement.

10.10(25)+	Amended and Restated VeriFone Systems, Inc. (formerly, VeriFone Holdings, Inc.) 2006 Equity Incentive Plan.

Exhibit Number	Description

10.11(7)+	Amended and Restated VeriFone Bonus Plan.

10.12(8)	Credit Agreement, dated October 31, 2006, among VeriFone Intermediate Holdings, Inc., VeriFone, Inc., various financial institutions and other persons from time to time parties thereto, as lenders, JPMorgan Chase Bank, N.A., as the administrative agent for the lenders, Lehman Commercial Paper Inc., as the syndication agent for the lenders, Bank Leumi USA and Wells Fargo Bank, N.A., as the co-documentation agents for the lenders, and J.P. Morgan Securities Inc. and Lehman Brothers Inc., as joint lead arrangers and joint book running managers.

10.13(9)+	Lipman Electronic Engineering Ltd. 2003 Stock Option Plan.

10.14(9)+	Lipman Electronic Engineering Ltd. 2004 Stock Option Plan.

10.15(9)+	Lipman Electronic Engineering Ltd. 2004 Share Option Plan.

10.16(9)+	Amendment to Lipman Electronic Engineering Ltd. 2004 Share Option Plan.

10.17(9)+	Lipman Electronic Engineering Ltd. 2006 Share Incentive Plan.

10.18(10)+	Amended and Restated Employment Agreement, dated January 4, 2007, among VeriFone Holdings, Inc., VeriFone, Inc., and Douglas G. Bergeron.

10.19(11)	Confirmation of Convertible Note Hedge Transaction, dated June 18, 2007, by and between VeriFone Holdings, Inc. and Lehman Brothers OTC Derivatives Inc.

10.20(11)	Confirmation of Convertible Note Hedge Transaction, dated June 18, 2007, by and between VeriFone Holdings, Inc. and JPMorgan Chase Bank, National Association, London Branch.

10.21(11)	Confirmation of Warrant Transaction, dated June 18, 2007, by and between VeriFone Holdings, Inc. and Lehman Brothers OTC Derivatives Inc.

10.22(11)	Confirmation of Warrant Transaction, dated June 18, 2007, by and between VeriFone Holdings, Inc. and JPMorgan Chase Bank, National Association, London Branch.

10.23(11)	Amendment to Confirmation of Warrant Transaction, dated June 21, 2007, by and between VeriFone Holdings, Inc. and Lehman Brothers OTC Derivatives Inc.

10.24(11)	Amendment to Confirmation of Warrant Transaction, dated June 21, 2007, by and between VeriFone Holdings, Inc. and JPMorgan Chase Bank, National Association, London Branch.

10.25(12)+	Confidential Separation Agreement, dated August 2, 2007, between VeriFone Holdings, Inc. and William G. Atkinson

10.26(13)	First Amendment and Waiver to Credit Agreement, dated as of January 25, 2008.

10.27(14)	Second Amendment to Credit Agreement, dated as of April 28, 2008.

10.28(15)	Third Amendment to Credit Agreement, dated as of July 31, 2008.

10.29(16)+	Offer Letter between VeriFone Holdings, Inc. and Robert Dykes.

10.30(16)+	Severance Agreement, dated September 2, 2008, between VeriFone Holdings, Inc. and Robert Dykes.

10.31(17)+	Amended and Restated Employment Agreement, Dated as of April 8, 2009, among VeriFone Holdings, Inc., VeriFone, Inc. and Douglas G. Bergeron.

10.32(20)	Sale and Purchase Agreement dated November 12, 2011 by and between Point Luxembourg Holding S.À.R.L. and Electronic Transactions Group Limited, as Sellers, and VeriFone Nordic AB, as Purchaser.

Exhibit Number	Description

10.33(21)	Credit Agreement, dated as of December 28, 2011, by and among, inter alia,VeriFone, Inc., VeriFone Intermediate Holdings Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.34(21)	Security Agreement, dated as of December 28, 2011, by and among JPMorgan Chase Bank, N.A., in its capacity as the Collateral Agent, and the VeriFone parties.

10.35(21)	Pledge Agreement, dated as of December 28, 2011, by and among the VeriFone parties and JPMorgan Chase Bank, N.A., in its capacity as the Collateral Agent.

10.36(21)	Guaranty, dated as of December 28, 2011, executed by each of the Guarantors party thereto in favor of JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent.

10.37(22)	Additional Credit Extension Amendment, dated as of October 15, 2012, by and among VeriFone, Inc., VeriFone Intermediate Holdings, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.38(23)	Offer Letter between the Company and Marc E. Rothman.

10.39(23)	Form of Restricted Stock Unit Award Notice.

10.40(23)	Separation Agreement between the Company and Robert Dykes.

10.41(24)+	Letter Agreement, dated March 11, 2013, by and among VeriFone Systems, Inc., VeriFone, Inc. and Douglas G. Bergeron.

10.42(24)+	Letter Agreement, dated March 14, 2013, by and among VeriFone Systems, Inc., VeriFone, Inc. and Richard A. McGinn.

10.43(26)	Credit Agreement Amendment, dated as of July 19, 2013, by and among VeriFone, Inc., VeriFone Intermediate Holdings, Inc., the Lenders party hereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.44(28)+	Offer Letter, dated September 15, 2013, between the Company and Paul Galant.

10.45(28)+	Executive Severance Policy.

31.1*	Certification of the CEO, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the CFO, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
+	Indicates a management contract or compensatory plan or arrangement.
(1)	Filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed February 23, 2005.
(2)	Filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed March 28, 2005.
(3)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed April 18, 2005.
(4)	Filed as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed April 21, 2005.
(5)	Filed as an exhibit to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed April 29, 2005.
(6)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-124545), filed May 2, 2005.

(7)	Filed as an appendix to the Registrant’s Definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, filed May 19, 2011.
(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed November 1, 2006.
(9)	Incorporated by reference in the Registrant’s Registration Statement on Form S-8 (File No. 333-138533), filed November 9, 2006.
(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed January 4, 2007.
(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed June 22, 2007.
(12)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed August 3, 2007.
(13)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed January 29, 2008.
(14)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed April 29, 2008.
(15)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed July 31, 2008.
(16)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed September 3, 2008.
(17)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed April 9, 2009.
(18)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed November 19, 2010.
(19)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K, filed December 21, 2010.
(20)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-Q, filed March 9, 2012.
(21)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed January 4, 2012.
(22)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed October 15, 2012.
(23)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed February 4, 2013.
(24)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed March 15, 2013.
(25)	Filed as an appendix to the Registrant’s Definitive Proxy Statement for its 2013 Annual Meeting of Stockholders, filed May 8, 2013.
(26)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed July 19, 2013.
(27)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed September 5, 2013.
(28)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed September 23, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIFONE SYSTEMS, INC.

BY:	/S/ PAUL GALANT
Paul Galant,
Chief Executive Officer

February 27, 2014