Form 10-Q
period 2014-01-31
VERIFONE SYSTEMS, INC.
filed 2014-03-12
CIK 1312073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2014
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on February 28, 2014:

Class	Number of shares
Common Stock, $0.01 par value per share	111,111,395

VERIFONE SYSTEMS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

VERIFONE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended January 31,
	2014	2013
	(Unaudited, in thousands, except per share data)
Net revenues:
System solutions	$261,166	$281,708
Services	174,900	147,039
Total net revenues	436,066	428,747
Cost of net revenues:
System solutions	167,508	174,243
Services	98,341	82,542
Total cost of net revenues	265,849	256,785
Total gross margin	170,217	171,962
Operating expenses:
Research and development	50,532	39,802
Sales and marketing	50,611	45,748
General and administrative	50,914	39,981
Amortization of purchased intangible assets	24,675	24,696
Total operating expenses	176,732	150,227
Operating income (loss)	(6,515)	21,735
Interest, net	(11,389)	(11,502)
Other income (expense), net	(5,127)	3,940
Income (loss) before income taxes	(23,031)	14,173
Income tax provision (benefit)	(6,934)	2,463
Consolidated net income (loss)	(16,097)	11,710
Net income (loss) attributable to noncontrolling interests	(136)	128
Net income (loss) attributable to VeriFone Systems, Inc. stockholders	$(16,233)	$11,838
Net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Basic	$(0.15)	$0.11
Diluted	$(0.15)	$0.11
Weighted average number of shares used in computing net income (loss) per share:
Basic	110,322	107,934
Diluted	110,322	110,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended January 31,
	2014	2013
	(Unaudited, in thousands)
Net income (loss) attributable to VeriFone Systems, Inc. stockholders	$(16,233)	$11,838

Other comprehensive income (loss):
Net change in:
Foreign currency translation	(18,696)	48,275
Unrealized gain on derivatives, net of tax	265	927
Other	(172)	310
Comprehensive income (loss) attributable to VeriFone Systems, Inc. stockholders	$(34,836)	$61,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2014	October 31, 2013
	(Unaudited, in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$249,280	$268,220
Accounts receivable, net of allowances of $10,104 and $12,652	263,288	284,020
Inventories, net	121,485	138,695
Prepaid expenses and other current assets	114,921	134,057
Total current assets	748,974	824,992
Fixed assets, net	174,722	172,187
Purchased intangible assets, net	601,515	642,890
Goodwill	1,243,651	1,252,472
Deferred tax assets, net	23,035	23,897
Other long-term assets	72,786	77,282
Total assets	$2,864,683	$2,993,720

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$110,222	$116,533
Accruals and other current liabilities	213,977	292,019
Deferred revenue, net	102,527	86,576
Short-term debt	103,845	92,536
Total current liabilities	530,571	587,664
Long-term deferred revenue, net	42,017	42,622
Long-term deferred tax liabilities	165,441	175,945
Long-term debt	897,152	943,325
Other long-term liabilities	92,844	92,510
Total liabilities	1,728,025	1,842,066
Commitments and contingencies
Redeemable noncontrolling interest in subsidiary	688	593
Stockholders’ equity:
Preferred stock: $0.01 par value, 10,000 shares authorized, no shares issued and outstanding as of January 31, 2014 and October 31, 2013, respectively	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 111,080 and 110,160 shares issued and outstanding as of January 31, 2014 and October 31, 2013, respectively	1,111	1,102
Additional paid-in capital	1,618,572	1,598,735
Accumulated deficit	(516,311)	(500,078)
Accumulated other comprehensive income (loss)	(3,756)	14,847
Total stockholders’ equity	1,099,616	1,114,606
Noncontrolling interest in subsidiaries	36,354	36,455
Total liabilities and equity	$2,864,683	$2,993,720

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended January 31,
	2014	2013
	(Unaudited, in thousands)
Cash flows from operating activities
Consolidated net income (loss)	$(16,097)	$11,710
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization, net	53,071	50,932
Stock-based compensation expense	15,732	12,359
Other	(6,465)	(9,001)
Net cash provided by operating activities before changes in operating assets and liabilities	46,241	66,000
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable, net	17,293	13,235
Inventories, net	15,515	(8,072)
Prepaid expenses and other assets	11,661	(1,832)
Accounts payable	(4,760)	(39,297)
Deferred revenue, net	17,704	28,175
Other current and long-term liabilities	(71,755)	(4,778)
Net change in operating assets and liabilities	(14,342)	(12,569)
Net cash provided by operating activities	31,899	53,431

Cash flows from investing activities
Capital expenditures	(20,935)	(20,789)
Other investing activities, net	2,612	5,132
Net cash used in investing activities	(18,323)	(15,657)

Cash flows from financing activities
Proceeds from debt, net of issuance costs	86,906	2,427
Repayments of debt	(121,882)	(18,506)
Other financing activities, net	5,608	(2,162)
Net cash used in financing activities	(29,368)	(18,241)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(3,148)	3,063

Net increase (decrease) in cash and cash equivalents	(18,940)	22,596
Cash and cash equivalents, beginning of period	268,220	454,072
Cash and cash equivalents, end of period	$249,280	$476,668

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

Note 1. Principles of Consolidation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of VeriFone Systems, Inc. and our wholly-owned and majority-owned subsidiaries, and have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions on Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. All significant inter-company accounts and transactions have been eliminated. In accordance with those rules and regulations, we have omitted certain information and notes normally provided in our annual consolidated financial statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring items, necessary for the fair presentation of our financial position and results of operations for the interim periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013. The results of operations for the three months ended January 31, 2014 are not necessarily indicative of the results expected for the entire fiscal year.

We operate in three segments: Americas, EMEA, and ASPAC. Our Americas segment is defined as our operations in North America, South America, Central America, and the Caribbean. Our EMEA segment is defined as our operations in Europe, the Middle East, and Africa. Our ASPAC segment consists of our operations in Asia, Australia, New Zealand, and other Asia Pacific Rim countries. As a result of new Company leadership and related changes in the structure of our internal organization during the three months ended April 30, 2013, we realigned our operating segments. Amounts reported by operating segment for the three months ended January 31, 2013 have been reclassified to conform to the current presentation.

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

Significant Accounting Policies

During the three months ended January 31, 2014, there have been no changes in our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013.

Concentrations of Credit Risk

For the three months ended January 31, 2014 and 2013 no single customer accounted for more than 10% of our total net revenues. For the three months ended January 31, 2014, one customer accounted for approximately 10.7% of total net revenues in our Americas reportable segment. No single customer accounted for more than 10% of total net revenues in our EMEA or ASPAC reportable segments for the three months ended January 31, 2014. For the three months ended January 31, 2013, no single customer accounted for more than 10% of total net revenues in any of our three reportable segments.

As of January 31, 2014 and October 31, 2013, no single customer accounted for more than 10% of our Accounts receivable, net.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

We adopted ASU 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income, effective November 1, 2013. ASU 2013-02 requires disclosure of amounts reclassified out of accumulated other comprehensive income by component and by net income line item. Adoption of ASU 2013-02 had no impact on our consolidated financial position, or results of operations.

During July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 provides presentation requirements for unrecognized tax benefits when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. ASU 2013-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. Early adoption and retrospective application is permitted. ASU 2013-11 may impact the asset or liability financial statement presentation of certain unrecognized tax benefits, but will not change our assessment of the realizability of our deferred tax assets, and will not have a material impact on our consolidated results of operations. We plan to adopt ASU 2013-11 in our first quarter of fiscal year 2015.

Note 2. Net Income (Loss) per Share of Common Stock

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

The following table presents the computation of net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended January 31,
	2014	2013
Basic and diluted net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Numerator:
Net income (loss) attributable to VeriFone Systems, Inc. stockholders	$(16,233)	$11,838
Denominator:
Weighted average shares attributable to VeriFone Systems, Inc. stockholders - basic	110,322	107,934
Weighted average effect of dilutive securities:
Stock options, RSUs and RSAs	—	2,624
Weighted average shares attributable to VeriFone Systems, Inc. stockholders - diluted	110,322	110,558
Net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Basic	$(0.15)	$0.11
Diluted	$(0.15)	$0.11

For the three months ended January 31, 2014 and 2013, equity incentive awards representing 9.6 million and 4.3 million shares of common stock, respectively, were anti-dilutive. Anti-dilutive awards, which include stock options, RSUs and RSAs, could impact future calculations of diluted net income per share in periods when we are profitable if the fair market value of our common stock increases.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Outstanding warrants to purchase 7.2 million shares of our common stock expired unexercised in equal amounts on each trading day from December 19, 2013 to February 3, 2014. The warrants were anti-dilutive in all periods presented because the warrants' $62.356 exercise price was greater than the average share price of our common stock during each of those periods.

Note 3. Income Taxes

We recorded an income tax benefit of $6.9 million for the three months ended January 31, 2014 and an income tax provision of $2.5 million for the three months ended January 31, 2013. The tax benefit for the three months ended January 31, 2014 related primarily to statutory tax rate changes in certain foreign countries where we operate and decreases in prior year unrecognized tax benefits, interest, and penalties. Losses generated in the U.S. federal, state, and certain foreign jurisdictions did not result in a tax benefit due to valuation allowances.

Our total unrecognized tax benefits were approximately $113.7 million as of January 31, 2014. The amount of unrecognized tax benefits could be reduced upon closure of tax examinations or if the statute of limitations on certain tax filings expires without assessment from the relevant tax authorities. We believe that it is reasonably possible that there could be an immaterial reduction in unrecognized tax benefits due to statute of limitation expirations in multiple tax jurisdictions during the next 12 months. Interest and penalties accrued on these uncertain tax positions will also be released upon the expiration of statutes of limitations.

Note 4. Balance Sheet and Statement of Operations Details

Cash and Cash Equivalents

As of January 31, 2014 and October 31, 2013, $204.3 million and $206.2 million, respectively, of our cash and cash equivalents were held by our foreign subsidiaries. If we decide to distribute or use such cash and cash equivalents outside those foreign jurisdictions, including a distribution to the U.S., we may be subject to additional taxes or costs.

As of January 31, 2014 and October 31, 2013, Prepaid expenses and other current assets included $5.8 million and $5.6 million, respectively, of restricted cash, and Other long-term assets included $10.3 million and $8.6 million, respectively, of restricted cash. Restricted cash was mainly comprised of pledged deposits and deposits to Brazilian courts related to tax proceedings pending adjudication.

Inventories, net

Inventories, net consisted of the following (in thousands):

	January 31, 2014	October 31, 2013
Raw materials	$34,057	$35,247
Work-in-process	3,555	2,030
Finished goods	83,873	101,418
Total inventories, net	$121,485	$138,695

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	January 31, 2014	October 31, 2013
Prepaid expenses	$40,097	$42,837
Prepaid taxes	25,021	23,427
Deferred income taxes	28,916	30,162
Insurance proceeds receivable	—	10,000
Other current assets	20,887	27,631
Total prepaid expenses and other current assets	$114,921	$134,057

Other current assets were primarily comprised of customer related bankers acceptances receivable, restricted cash, and other receivables.

Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	Estimated Useful Life (Years)	January 31, 2014	October 31, 2013
Revenue generating assets	5	$158,939	$147,017
Computer hardware and software	3-5	84,638	82,069
Machinery and equipment	3-10	45,450	43,987
Leasehold improvements	Lesser of the term of the lease or the estimated useful life	22,869	22,464
Office equipment, furniture, and fixtures	3-5	13,952	13,694
Buildings	40-50	6,789	6,827
Total depreciable fixed assets, at cost		332,637	316,058
Accumulated depreciation		(169,176)	(152,989)
Depreciable fixed assets, net		163,461	163,069
Construction in progress		10,048	7,968
Land		1,213	1,150
Total fixed assets, net		$174,722	$172,187

Total depreciation expense for the three months ended January 31, 2014 and 2013 was $14.2 million and $12.3 million, respectively.

Accruals and Other Current Liabilities

Accruals and other current liabilities consisted of the following (in thousands):

	January 31, 2014	October 31, 2013
Accrued legal loss contingencies, including interest (Note 8)	$24,865	$96,781
Accrued expenses	67,577	73,522
Accrued compensation	52,775	60,175
Other current liabilities	68,760	61,541
Total accruals and other current liabilities	$213,977	$292,019

Other current liabilities were primarily comprised of sales and value-added taxes payable, accrued warranty, income taxes payable, accrued liabilities for contingencies related to tax assessments, and deferred tax liabilities.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued Warranty

Activity related to Accrued warranty consisted of the following (in thousands):

Three months ended January 31, 2014
Balance at beginning of period	$13,352
Warranty charged to Cost of net revenues	3,025
Utilization of warranty accrual	(3,994)
Other	255
Balance at end of period	12,638
Less: current portion	(11,423)
Long-term portion	$1,215

Deferred Revenue, Net

Deferred revenue, net of related costs consisted of the following (in thousands):

	January 31, 2014	October 31, 2013
Deferred revenue	$164,192	$144,181
Deferred cost of revenue	(19,648)	(14,983)
Deferred revenue, net	144,544	129,198
Less: current portion	(102,527)	(86,576)
Long-term portion	$42,017	$42,622

Stock-Based Compensation Expense

The following table presents the stock-based compensation expense recognized in our Statements of Operations (in thousands):

	Three Months Ended January 31,
	2014	2013
Cost of net revenues	$553	$547
Research and development	4,115	1,617
Sales and marketing	2,764	4,093
General and administrative	8,300	6,102
Total stock-based compensation expense	$15,732	$12,359

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Income (Loss)

Activity related to Accumulated other comprehensive income (loss), net of tax, for the three months ended January 31, 2014 consisted of the following (in thousands):

	Foreign currency translation adjustments	Unrealized loss on derivatives designated as cash flow hedges (1)	Other (2)	Total
Balance as of October 31, 2013	$18,301	$(2,014)	$(1,440)	$14,847
Gains (losses) before reclassifications, net of tax	(18,696)	956	124	(17,616)
Amounts reclassified from Accumulated other comprehensive income (loss), net of tax	—	(691)	(296)	(987)
Other comprehensive gain (loss)	(18,696)	265	(172)	(18,603)
Balance as of January 31, 2014	$(395)	$(1,749)	$(1,612)	$(3,756)

(1)
Amounts reclassified from Accumulated other comprehensive income (loss), net of tax, were recorded in Interest, net in the Condensed Consolidated Statement of Operations. The related tax impacts were insignificant.

(2)
Amounts reclassified from Accumulated other comprehensive income (loss), net of tax, were recorded in Other income (expense), net in the Condensed Consolidated Statement of Operations. The related tax impacts were insignificant.

Note 5. Financial Instruments

Fair Value Measurements

Our financial assets and liabilities consist principally of cash, money market funds, short-term time deposits, accounts receivable, investments, accounts payable, debt, foreign exchange forward contracts, interest rate swaps, and acquisition-related earn-out payables. We measure and record certain of our financial assets and liabilities at fair value on a recurring basis. The estimated fair value of cash, accounts receivable, and accounts payable approximates their carrying value. The estimated fair value of our debt approximates the carrying value because the interest rate on such debt adjusts to market rates on a periodic basis. Money market funds, short-term time deposits, investments, foreign exchange forward contracts and interest rate swaps are recorded at estimated fair value.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present our significant assets and liabilities that are measured at fair value on a recurring basis and their classification within the fair value hierarchy (in thousands). There were no transfers between levels of fair value hierarchy in the three months ended January 31, 2014 and 2013.

	January 31, 2014				October 31, 2013
	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Assets
Current assets:
Cash and cash equivalents
Money market funds	$9,131	$9,131	$—	$—	$638	$638	$—	$—
Other current and long-term assets:
Derivative financial instruments	238	—	238	—	435	—	435	—
Total assets measured and recorded at fair value	$9,369	$9,131	$238	$—	$1,073	$638	$435	$—

Liabilities
Other current and long-term liabilities:
Derivative financial instruments	$3,088	$—	$3,088	$—	$3,720	$—	$3,720	$—
Total liabilities measured and recorded at fair value	$3,088	$—	$3,088	$—	$3,720	$—	$3,720	$—

Derivative Financial Instruments

Interest Rate Swap Agreements Designated as Cash Flow Hedges

We use interest rate swap agreements to hedge the variability in cash flows related to interest payments. On March 23, 2012, we entered into a number of interest rate swap agreements to effectively convert $500.0 million of the term A loan from a floating rate to a 0.71% fixed rate plus applicable margin. The interest rate swaps qualify for hedge accounting treatment as cash flow hedges. The interest rate swaps are effective for the period from March 30, 2012 to March 31, 2015. The notional amounts of interest rate swap agreements outstanding as of January 31, 2014 and October 31, 2013 were $500.0 million.

Gains and losses arising from the effective portion of interest rate swap agreements are recorded in Accumulated other comprehensive income (loss), and are subsequently reclassified into earnings in the period or periods during which the underlying transactions affect earnings. As of January 31, 2014, the estimated net derivative loss related to our cash flow hedges included in Accumulated other comprehensive income (loss) that will be reclassified into earnings within the next 12 months was $2.5 million.

Foreign Exchange Forward Contracts Not Designated as Hedging Instruments

We arrange and maintain foreign exchange forward contracts so as to yield gains or losses to offset changes in foreign currency denominated assets or liabilities due to changes in foreign exchange rates, in an attempt to mitigate the volatility associated with foreign currency transaction gains or losses. Our foreign currency exposures are predominantly inter-company receivables and payables arising from product sales and loans from one of our entities to another. Our foreign exchange forward contracts generally mature within 90 days. The notional amounts of such contracts outstanding as of January 31, 2014 and October 31, 2013 were $227.6 million and $245.5 million, respectively.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We recognized the following gains (losses) on foreign exchange forward contracts not designated as cash flow hedges (in thousands):

	Three Months Ended January 31,
	2014	2013
Gains (losses) recognized in Other income (expense), net on our Condensed Consolidated Statements of Operations	$(410)	$2,397

Note 6. Goodwill and Purchased Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

Three months ended January 31, 2014
Balance at beginning of period	$1,252,472
Adjustment related to prior fiscal year acquisition	(410)
Currency translation adjustments	(8,411)
Balance at end of period	$1,243,651

Goodwill is not amortized. We review goodwill for impairment annually, and whenever events or changes in circumstances indicate its carrying amount may not be recoverable. Based on our review for potential indicators of impairment performed during the three months ended January 31, 2014 and the fiscal year ended October 31, 2013, there were no indicators of impairment.

Purchased Intangible Assets, Net

Purchased intangible assets, net consisted of the following (in thousands):

	January 31, 2014			October 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$717,881	$(203,061)	$514,820	$726,225	$(182,980)	$543,245
Developed and core technology	175,406	(101,518)	73,888	175,981	(90,491)	85,490
Other	24,215	(11,408)	12,807	24,377	(10,222)	14,155
Total	$917,502	$(315,987)	$601,515	$926,583	$(283,693)	$642,890

Amortization of purchased intangible assets was allocated as follows (in thousands):

	Three Months Ended January 31,
	2014	2013
Included in cost of net revenues	$11,463	$11,061
Included in operating expenses	24,675	24,696
Total amortization of purchased intangible assets	$36,138	$35,757

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7. Financings

Amounts outstanding under our financing arrangements consisted of the following (in thousands):

	January 31, 2014	October 31, 2013
2011 Credit Agreement
Term A loan	$909,306	$922,156
Term B loan	—	48,428
Revolving loan	90,000	63,000
Other	1,691	2,277
Total amounts outstanding	1,000,997	1,035,861
Less: current portion	(103,845)	(92,536)
Long-term portion	$897,152	$943,325

2011 Credit Agreement

On December 24, 2013, we paid the $48.4 million balance due on the outstanding term B loan. This payment was partially funded through $47.0 million additional borrowings under the revolving loan.

Key terms of the 2011 Credit Agreement include financial maintenance covenants and certain representations, warranties, covenants, and conditions that are customarily required for similar financings, and are described in Note 9, Financings, in the Notes to Consolidated Financial Statements of our 2013 Annual Report on Form 10-K. We were in compliance with all financial covenants under the 2011 Credit Agreement as of January 31, 2014.

Borrowings under the 2011 Credit Agreement bear interest at a “Base Rate” or “Eurodollar Rate”, at our option, plus an applicable margin based on certain financial ratios, determined and payable quarterly. The interest rate of each of the term A loan and the revolving loan is one month LIBOR plus the applicable margin. As of January 31, 2014, we elected the "Eurodollar Rate" margin option and the interest margins were 2.75% for the term A loan and the revolving loan. Accordingly, as of January 31, 2014, the interest rate on the term A and revolving loan was 2.91%.

Note 8. Commitments and Contingencies

Commitments

Leases

We lease certain facilities under non-cancelable operating leases. In connection with our taxi solutions business, we enter into operating lease arrangements for the right to place advertising in or on taxicabs. In general, these lease arrangements are non-cancelable for terms ranging from three to ten years, require us to pay minimum lease amounts based on the type and locations of the advertising displays in or on the taxicabs, and are subject to fee escalation clauses. Based upon the number of operational taxicabs with our advertising displays at January 31, 2014, we had total lease commitments of $104.7 million relating to such lease arrangements, which are included in the future minimum lease payments in the table below.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments and sublease rental income under these leases as of January 31, 2014 were as follows (in thousands):

Years Ending October 31:	Minimum Lease Payments	Sublease Rental Income	Net Minimum Lease Payments
Remainder of fiscal year 2014	$36,079	$(383)	$35,696
2015	33,245	(489)	32,756
2016	27,042	(259)	26,783
2017	21,223	—	21,223
2018	12,655	—	12,655
Thereafter	29,167	—	29,167
Total	$159,411	$(1,131)	$158,280

Rent expense consisted of the following (in thousands):

	Three Months Ended January 31,
	2014	2013
Rent expense for non-cancelable taxi operating leases	$8,450	$7,640
Facility and other rent expense	7,418	6,987
Total rent expense	$15,868	$14,627

Manufacturing Agreements

We work on a purchase order basis with our contract manufacturers, which are located in China, Singapore, Malaysia, Brazil, Germany, Romania, and France, and component suppliers located throughout the world, to supply nearly all of our finished goods inventories, spare parts, and accessories. We provide each such supplier with a purchase order to cover the manufacturing requirements, which generally constitutes a binding commitment by us to purchase materials and finished goods produced by the manufacturer as specified in the purchase order. Most of these purchase orders are considered to be non-cancelable and are expected to be paid within one year of the issuance date. As of January 31, 2014, the amount of purchase commitments issued to contract manufacturers and component suppliers totaled approximately $107.4 million. Of this amount, $14.4 million has been recorded in Accruals and other current liabilities in our Condensed Consolidated Balance Sheets because these commitments are not expected to have future value to us.

Bank Guarantees

We have issued bank guarantees with maturities ranging from two months to six years to certain of our customers and vendors as required in some countries to support certain performance obligations under our service or other agreements with those parties. As of January 31, 2014, the maximum amount that may become payable under these guarantees was $11.9 million, of which $6.0 million was collateralized by restricted cash deposits.

Letters of Credit

We provide standby letters of credit in the ordinary course of business to third parties as required. As of January 31, 2014, the maximum amounts that may become payable under these letters of credit was $7.7 million, of which $4.6 million was collateralized by restricted cash deposits.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Brazilian Tax Assessments

State Value-Added Tax

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 received an unfavorable administrative decision on a tax enforcement action against it filed by the São Paulo State Revenue Department for collection of state sales taxes related to purported sales of software for the 1998 and 1999 tax years. In 2004, an appeal against this unfavorable administrative decision was filed in a judicial proceeding. The first level decision in the judicial proceeding was issued in our favor. The São Paulo State Revenue Department filed an appeal of this decision. The second level administrative decision ordered that the case be returned to the lower court in order to allow the production of further evidence. Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible that we may receive an unfavorable decision in this proceeding. The tax assessment including estimated interest through January 31, 2014 for this matter totals approximately 7.4 million Brazilian reais (approximately $3.0 million at the foreign exchange rate as of January 31, 2014). As of January 31, 2014, we have not accrued for this matter.

Federal Tax Assessments

Brazilian Federal Tax Amnesty

In December 2013, without admitting any fault or liability, we elected to enroll certain of our pending Brazilian tax assessments in the Brazilian Federal Tax Amnesty Program created by Law n. 11.941/2009 in 2009 and reopened for enrollment from October 2013 to December 2013, known as the "REFIS Amnesty.” The REFIS Amnesty is a program administered by the Brazilian tax authorities and allows entities charged with tax assessments that fall within the program’s scope to voluntarily settle such assessments with certain discounts applied to the amounts due. After conducting an evaluation of our existing Brazilian federal tax assessments and the terms offered by the REFIS Amnesty, we determined to voluntarily settle a number of our pending assessments.

Tax assessment matters that fall within the REFIS Amnesty's scope are generally listed in the program's web-based portal for enrollment. Although no formal acceptance by the tax authorities is issued at the time of our enrollment of a matter, we expect the tax authorities to confirm our enrollment as they complete their process to formally consolidate the matters we enrolled in the REFIS Amnesty. In connection with our enrollment of the tax assessments into the REFIS Amnesty, we were required to forego any further legal defense or proceedings with respect to the merits of such assessments. In exchange, the enrolled assessments are closed and we are granted discounts on our payment of the related accrued interest and penalties and are able to pay under an installment plan, subject to our compliance with the terms of the program. For certain assessments, existing net operating loss carryforwards, or net operating losses, may be used to satisfy a portion of the settlement obligation. Under the terms of the REFIS Amnesty, our right to fund the settlement through the installment payment plan would be canceled after three instances of our not timely paying the installment amounts as scheduled, in which case the full amounts of the original tax debts, including interest and penalties without the benefit of discount, would become immediately due and payable. We have included the terms and amounts below for those assessments that we have placed into the REFIS Amnesty.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Federal Tax Assessments related to Brazilian Subsidiaries from Lipman Acquisition

Two of our Brazilian subsidiaries that were acquired as a part of the November 2006 acquisition of Lipman Electronic Engineering Ltd. (“Lipman”) were notified of assessments regarding Brazilian customs penalties that relate to alleged infractions in the importation of goods. The assessments were issued by the Federal Revenue Department in the City of Vitória, the City of São Paulo, and the City of Itajai. In each of these cases, the tax authorities allege that the structure used for the importation of goods was simulated with the objective of evading taxes levied on the importation by under-invoicing the imported goods. The tax authorities allege that the simulation was created through an interposition of parties and that the real sellers and buyers of the imported goods were hidden. In February 2013, the São Paulo assessment was canceled following a favorable second level decision that was not appealed.

In the Vitória tax assessment, the fines were reduced from 4.7 million Brazilian reais (approximately $1.9 million at the foreign exchange rate as of January 31, 2014) to 1.5 million Brazilian reais (approximately $601,000 at the foreign exchange rate as of January 31, 2014) on a first level administrative decision on January 26, 2007. Both we and the tax authorities filed appeals of the first level administrative decision. In this appeal, we argued that the tax authorities did not have enough evidence to determine that the import transactions were indeed fraudulent and that, even if there were some irregularities in such importations, they could not be deemed to be our responsibility since all the transactions were performed by the third-party importer of the goods. On June 30, 2010, the Taxpayers Administrative Council of Tax Appeals decided to reinstate the original claim amount of 4.7 million Brazilian reais (approximately $1.9 million at the foreign exchange rate as of January 31, 2014) against us. On February 27, 2013, the Taxpayers Administrative Council of Tax Appeals issued its formal ruling reinstating the original claim amount. On May 31, 2013, we filed a motion to clarify such ruling, which is pending a decision.

In the Itajai tax assessment, we were notified on January 18, 2008, of a first level administrative decision rendered that maintained the total fine of 2.0 million Brazilian reais (approximately $812,000 at the foreign exchange rate as of January 31, 2014) as imposed, excluding interest. On May 27, 2008, we appealed the first level administrative decision to the Taxpayers Council. This matter is pending second level decision.

In December 2013, we sought to enroll the entire amount of tax liabilities in dispute for both the Vitória and Itajai assessments in the REFIS Amnesty. However, because we are named as a jointly-liable party rather than as the primary defendant in these matters, these assessments were not listed in the REFIS Amnesty web-based portal as available for election under the REFIS Amnesty. We believe these matters qualify for inclusion in the REFIS Amnesty and have filed the required notifications to our local tax office and commenced payments to indicate our decision to enroll these matters in the REFIS Amnesty. We expect the tax authorities' confirmation that these matters have been included in the REFIS Amnesty once they complete their procedures to consolidate the enrolled assessments. We elected to make the amnesty payments for these matters in monthly installments over a 30-month period for total payments, inclusive of interest and penalties, of 7.6 million Brazilian reais (approximately $3.1 million at the foreign exchange rate as of January 31, 2014). We made our first payment on December 26, 2013, and as of January 31, 2014, we have remaining installment payments totaling 7.1 million Brazilian reais (approximately $2.9 million at the foreign exchange rate as of January 31, 2014).

We had previously accrued the estimated liability for both the Vitória and Itajai assessments. Based on our understanding of the underlying facts of these matters, we believe it is probable we may receive an unfavorable decision for each of these assessments unless we are able to resolve these matters through the REFIS Amnesty. Upon confirmation of acceptance of these matters into the REFIS Amnesty, we will reduce our accrued liabilities related to these matters to reflect the discounted amounts due under the REFIS Amnesty. As of January 31, 2014, we have accruals totaling 12.3 million Brazilian reais (approximately $5.1 million at the foreign exchange rate as of January 31, 2014).

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Federal Tax Assessments related to Brazilian Subsidiary from Hypercom Acquisition

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 is the subject of outstanding tax assessments by the federal tax authorities alleging unpaid IRPJ, CSL, COFINS and PIS taxes from 2002 and 2003. The 2002 assessments are the subject of an administrative proceeding and the 2003 assessments are the subject of a civil enforcement action. Three of the four claims for the 2002 assessments were previously settled prior to our acquisition of Hypercom. The first level administrative court issued an unfavorable decision for the remaining claim related to the 2002 tax assessments. Our appeal to the Administrative Tax Appeals Council was denied in December 2013. With respect to the 2003 tax assessments, we received a partially favorable ruling, and our appeal for the remaining assessments is pending decision in the civil courts. In December 2013, we elected to enroll the tax liability for the remaining 2002 assessment in dispute and the portion of the 2003 assessments for which we received an unfavorable ruling in the REFIS Amnesty.

For the 2002 assessment, we applied available net operating losses, to the extent permitted, toward the interest and penalties portion of the settlement obligation under the REFIS Amnesty. For the remaining balance, we elected to make the amnesty payments in monthly installments over a 90-month period for total payments of 2.2 million Brazilian reais (approximately $909,000 at the foreign exchange rate as of January 31, 2014).We made our first payment on December 26, 2013, and, as of January 31, 2014, have accrued for the full amount of the remaining installments due under the REFIS amnesty for this matter.

For the 2003 assessments, we applied available net operating losses, to the extent permitted, toward the interest and penalties portion of the settlement obligation under the REFIS Amnesty. At the time we initially appealed the 2003 assessments to the civil courts, we were required to make a deposit of 2.8 million Brazilian reais (approximately $1.2 million at the foreign exchange rate as of January 31, 2014) to the court in order to perfect our appeal. In light of our enrollment of certain of the 2003 assessments in the REFIS Amnesty, we have notified the civil court of our enrollment and requested the release of the portion of the deposit for the assessments enrolled in the REFIS Amnesty, which totals 675,000 Brazilian reais (approximately $277,000 at the foreign exchange rate as of January 31, 2014). Once approved by the court, the released funds will be applied against the settlement obligation under the REFIS Amnesty. Approximately 2.2 million Brazilian reais (approximately $890,000 at the foreign exchange rate as of January 31, 2014) will remain deposited in connection with the 2003 assessments that will continue in the civil courts to be released to the prevailing party after resolution of the underlying assessments.

Excluding the assessments that have been enrolled in the REFIS Amnesty for this matter, which have been accrued as described above, the remaining assessments total 3.3 million Brazilian reais (approximately $1.4 million at the foreign exchange rate as of January 31, 2014), including estimated penalties and interest, as of January 31, 2014. Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible we may receive an unfavorable decision related to these remaining assessments.

We also elected to enroll a number of outstanding tax offset requests that were previously applied for by the Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 in the REFIS Amnesty. These outstanding tax offset requests relate to non-income tax debts, primarily for IRPJ, PIS and COFINS for past tax years, and total approximately 2.5 million Brazilian reais (approximately $1.0 million at the foreign exchange rate as of January 31, 2014), including estimated penalties and interest. We applied available net operating losses toward the interest and penalties portion of the settlement obligation under the REFIS Amnesty. For the remaining balance, we elected to make the amnesty payments in monthly installments over a 90-month period for total payments of 1.3 million Brazilian reais (approximately $548,000 at the foreign exchange rate as of January 31, 2014). We made our first payment on December 26, 2013 and, as of January 31, 2014, have accrued for the full amount of the remaining installments due under the REFIS Amnesty for these matters.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Municipality Services Tax Assessments

In December 2009, one of the Brazilian subsidiaries that were acquired as part of the Lipman acquisition was notified of a tax assessment regarding alleged nonpayment of tax on services rendered for the period from September 2004 to December 2004. This assessment was issued by the municipality of São Paulo (the "municipality"), and asserts a services tax deficiency and related penalties totaling 875,000 Brazilian reais (approximately $359,000 at the foreign exchange rate as of January 31, 2014), excluding interest. The municipality claims that the Brazilian subsidiary rendered certain services within the municipality of São Paulo but simulated that those services were rendered in another city. At the end of December 2010 the municipality issued further tax assessments alleging the same claims for 2005 through June 2007. These additional subsequent claims assert services tax deficiencies and related penalties totaling 5.9 million Brazilian reais (approximately $2.4 million at the foreign exchange rate as of January 31, 2014), excluding interest. We received unfavorable decisions from the administrative courts, which ruled to maintain the tax assessments for each of these matters. No further grounds of appeal are available to us for these assessments within the administrative courts. In October 2012, as a result of the decision at the administrative level, the tax authorities filed an enforcement action in the civil courts to collect on the services tax assessments amounts awarded by the administrative court, and seeking other related costs and fees. On March 6, 2013, we filed our defensive claims in the civil courts in response to the tax authorities' enforcement action. In February 2013 the tax authorities filed an additional enforcement action in the civil courts to collect on the penalties related to the services tax assessments amounts awarded by the administrative courts. Based on our understanding of the underlying facts of this matter and our evaluation of the potential outcome at the judicial level, we believe it is reasonably possible that our Brazilian subsidiary will be required to pay some amount of the alleged tax assessments and penalties related to these matters, as well as amounts of interest and certain costs and fees imposed by the court related thereto. As of January 31, 2014, the amount of the alleged tax assessments and penalties related to these matters was approximately 5.8 million Brazilian reais (approximately $2.4 million at the foreign exchange rate as of January 31, 2014), and the estimated interest, costs and fees related thereto were approximately 11.2 million Brazilian reais (approximately $4.6 million at the foreign exchange rate as of January 31, 2014).

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 received an unfavorable administrative decision on a tax enforcement action against it filed by the municipality of Curitiba for collection of alleged services tax deficiency. An appeal against this unfavorable administrative decision was filed in a judicial proceeding and currently the case is pending the municipality of Curitiba's compliance with the writ of summons. As of January 31, 2014, the underlying assessment, including estimated interest, was approximately 7.0 million Brazilian reais (approximately $2.9 million at the foreign exchange rate as of January 31, 2014). Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible that we may receive an unfavorable decision in this proceeding.

Patent Infringement and Commercial Litigation

Cardsoft, Inc. et al v. VeriFone Holdings, Inc., VeriFone, Inc., Hypercom Corporation, et al

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

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We filed our motions for judgment as a matter of law to overturn the jury's verdict and motions for a new trial, which the District Court denied. Cardsoft filed a motion for permanent injunction or in the alternative for a future royalty of $8 per unit on our future U.S. sales of the accused products through the March 16, 2018 expiration date of the patents. Cardsoft also filed a motion seeking pre-judgment interest at a rate of 5%. On October 30, 2013, the District Court issued judgment upholding the jury's verdict that the patent was valid and infringed. The judgment confirmed the jury's award of infringement damages and royalties of approximately $15.4 million covering past sales of the VeriFone and Hypercom accused devices, plus pre-judgment interest, post-judgment interest and costs. The court also ruled that an ongoing royalty should be applied for sales of the accused devices after the verdict date. However, the court did not set an ongoing royalty rate but instead ordered the parties to mediate on the issue of an ongoing royalty rate. The judgment confirmed that there was no willful infringement and that an injunction was not warranted. On December 18, 2013, we and Cardsoft participated in mediation but we were unable to reach resolution on this matter.

Given that we believed it probable that the District Court would award ongoing royalty, and such amount was deemed estimable effective from our fiscal quarter ended July 31, 2012 when the jury verdict was issued, we accrued $3 per unit to Cost of net revenues for potential ongoing royalties, plus estimated pre-judgment interest. During the fiscal quarter ended October 31, 2012, we completed redesigns of the terminals subject to the jury's verdict specifically to address the Cardsoft allegations, and implemented such redesigns in the U.S. We obtained the legal opinion of independent intellectual property counsel that our terminals, as redesigned, do not infringe the Cardsoft patents-in-suit, taking into account the claim construction of the District Court in the Cardsoft action. Accordingly, although the question of whether our products, as redesigned, infringe the Cardsoft patents-in-suit is subject to determination by a court, whether the District Court in the underlying trial or another court, we concluded based on the procedures taken and legal reviews obtained, that it is not probable that an ongoing royalty based on the jury's verdict applies to our terminals as redesigned, and ceased accruing an ongoing royalty on the basis for our implementation of the redesigns. We continued to accrue for pre-judgment interest until judgment was entered. Our estimate of pre-judgment interest applies a rate of 4.12% which represents the seven year Treasury rate as of August 23, 2005, the date of the relevant hypothetical negotiation of the underlying claim. As noted above, Cardsoft previously filed a motion claiming royalties on our future U.S. sales of the accused products at a royalty rate higher than the rate awarded by the jury and pre-judgment interest at a rate higher than used in our estimates. Following entry of judgment, we have accrued for post-judgment interest at the statutorily determined rate equal to the one year constant maturity Treasury rate, currently 0.11% per annum, compounded annually.

Based on our assessment and the status of this case as described above, we have accrued an estimated loss through January 31, 2014, including estimated pre-judgment interest, potential ongoing royalties and post-judgment interest, totaling $20.0 million related to this ongoing litigation.

On February 18, 2014, we filed our opening brief in our appeal of the District Court’s judgment before the U.S. Court of Appeals for the Federal Circuit. We intend to vigorously pursue our appeal of any unfavorable judgment issued by the District Court and to defend any further claims related to this litigation. At this time we are unable to estimate the range of additional loss exceeding amounts already recognized, if any, related to any further amounts Cardsoft may seek and the District Court may award. Unfavorable rulings on such motions, including any unfavorable rulings by the District Court with respect to our redesigns, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Creative Mobile Technologies, LLC v. VeriFone Systems, Inc. et al.

On December 17, 2012, Creative Mobile Technologies, LLC (“CMT”), a provider of in-taxi payment processing solutions, filed a complaint in the Supreme Court of the State of New York alleging breach by VeriFone Systems, Inc. and VeriFone Media, LLC (f/k/a Clear Channel Taxi Media, LLC) (“VML”) of a sales representation agreement between CMT and VML. According to the complaint, CMT seeks damages and accounting, alleging breach of contract, breach of the duty of good faith and fair dealing and tortious interference with contract. On January 15, 2013, we removed this action to the United States District Court for the Southern District of New York. On February 13, 2013, we filed our answer and counterclaim, setting forth our general denial of the allegations, responses to specific allegations, our affirmative defenses and our counterclaim. The initial status conference was held in April 2013 and the parties are currently engaged in discovery in the case. The court has set a deadline of April 4, 2014 for fact discovery and May 30, 2014 for expert discovery. The case is in its early stage of proceedings and we are not yet able to evaluate the claims and allegations made by CMT or to make an assessment of the probability or range of loss related to this case. If this case is resolved adversely to us, it could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Class Action and Derivative Lawsuits

In re VeriFone Holdings, Inc. Securities Litigation

On or after December 4, 2007, several securities class action complaints were filed against us and certain of our officers, former officers, and a former director. These lawsuits were consolidated in the U.S. District Court for the Northern District of California and are currently captioned as In re VeriFone Holdings, Inc. Securities Litigation, C 07-6140 EMC. The original actions were: Eichenholtz v. VeriFone Holdings, Inc. et al., C 07-6140 EMC; Lien v. VeriFone Holdings, Inc. et al., C 07-6195 JSW; Vaughn et al. v. VeriFone Holdings, Inc. et al., C 07-6197 VRW (Plaintiffs voluntarily dismissed this complaint on March 7, 2008); Feldman et al. v. VeriFone Holdings, Inc. et al., C 07-6218 MMC; Cerini v. VeriFone Holdings, Inc. et al., C 07-6228 SC; Westend Capital Management LLC v. VeriFone Holdings, Inc. et al., C 07-6237 MMC; Hill v. VeriFone Holdings, Inc. et al., C 07-6238 MHP; Offutt v. VeriFone Holdings, Inc. et al., C 07-6241 JSW; Feitel v. VeriFone Holdings, Inc., et al., C 08-0118 CW. On August 22, 2008, the court appointed plaintiff National Elevator Fund lead plaintiff and its attorneys lead counsel. Lead plaintiff filed its consolidated amended class action complaint on October 31, 2008, which asserts claims under the Securities Exchange Act Sections 10(b), 20(a), and 20A and SEC Rule 10b-5 for securities fraud and control person liability against us and certain of our current and former officers and directors, based on allegations that we and the individual defendants made false or misleading public statements regarding our business and operations during the putative class periods, and seeks unspecified monetary damages and other relief. We filed our motion to dismiss on December 31, 2008. The court granted our motion on May 26, 2009 and dismissed the consolidated amended class action complaint with leave to amend within 30 days of the ruling. The proceedings were stayed pending a mediation held in October 2009 at which time the parties failed to reach a mutually agreeable settlement. Lead plaintiff's first amended complaint was filed on December 3, 2009 followed by a second amended complaint filed on January 19, 2010. We filed a motion to dismiss the second amended complaint and the hearing on our motion was held on May 17, 2010. In July 2010, prior to any court ruling on our motion, lead plaintiff filed a motion for leave to file a third amended complaint on the basis that it had newly obtained evidence. Pursuant to a briefing schedule issued by the court we submitted our motion to dismiss the third amended complaint and lead plaintiff filed its opposition, following which the court took the matter under submission without further hearing. On March 8, 2011, the court ruled in our favor and dismissed the consolidated securities class action without leave to amend. On April 5, 2011, lead plaintiff filed its notice of appeal of the district court's ruling to the U.S. Court of Appeals for the Ninth Circuit. On June 24 and June 27, 2011, lead plaintiff dismissed its appeal as against defendants Paul Periolat, William Atkinson, and Craig Bondy. Lead plaintiff filed its opening brief on appeal on July 28, 2011. We filed our answering brief on September 28, 2011 and lead plaintiff filed its reply brief on October 31, 2011. A hearing on oral arguments for this appeal was held before a judicial panel of the Ninth Circuit on May 17, 2012. On December 21, 2012, the Ninth Circuit issued its opinion reversing the district court's dismissal of the consolidated shareholder securities class action against us and certain of our officers and directors, with the exception of the dismissal of lead plaintiff's claims under Section 20(a) of the Securities Exchange Act, which the Ninth Circuit affirmed. On January 4, 2013, we filed a petition for en banc rehearing with the Ninth Circuit. On January 30, 2013, the Ninth Circuit denied the petition for rehearing. On February 8, 2013, the Ninth Circuit issued a mandate returning this case to the U.S. District Court for the Northern District of California for further proceeding on lead plaintiff's claims, except for the dismissed Section 20(a) claim.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 9, 2013, we entered into a stipulation of settlement in this consolidated shareholder securities class action with and among the other defendants and the lead plaintiff therein. The settlement is subject to various customary conditions, including preliminary approval by the U.S. District Court for the Northern District of California, notice to class members, class member opt-out thresholds and final approval by the court. If the settlement becomes final, the total settlement consideration paid for the benefit of the settlement class would be $95.0 million, plus a potential contingent adjustment as discussed below. We have coverage from our insurance carriers for this settlement consideration in the amount of approximately $33.8 million. The net amount of approximately $61.2 million (excluding the contingent adjustment) would be paid by us. On October 15, 2013, the court entered an order preliminarily approving the settlement. On November 5, 2013, we deposited approximately $61.2 million, and our insurance carriers have deposited the remaining portion, of the $95.0 million settlement consideration into an escrow account for the settlement. The hearing on final approval of the settlement was held on February 14, 2014. On February 18, 2014, the court issued an order granting the parties’ motion for settlement, and indicated that it intended to issue a final approval of the settlement, subject to the lead plaintiff's submission of a notice plan regarding Israeli investors that includes (i) a longer time period for Israeli class members to file their claims and (ii) the dissemination to Israeli investors of a Hebrew language version of the notice of the proposed settlement, proof of claim and release form (the “Hebrew-Language Notice”). On February 20, 2014, in response to the court’s order, the lead plaintiff filed a proposed notice plan that included (i) an extension of the time period for Israeli class members to file claims to April 30, 2014, (ii) a plan to mail the Hebrew-Language Notice to Israeli investors, (iii) a plan to publish the Hebrew-Language Notice in a leading newspaper in Israel, and (iv) a revision to the claims website to post the Hebrew-Language Notice and make clear that the claims deadline for Israeli class members has been extended to April 30, 2014. On February 25, 2014, the court issued a final order approving the settlement, dismissing the case with prejudice and entering judgment in the action. We expect that the funds in the escrow account will be released to class members who have submitted claims on or before June 30, 2014.

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

We have denied and continue to deny each and all of the claims alleged in the consolidated shareholder securities class action. Nonetheless, we have agreed to the settlement to eliminate the uncertainty, distraction, burden and expense of further litigation. This settlement also applies to members of the putative class of plaintiffs in the Israel Class Action described below under U.S. law.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 31, 2008, the state derivative plaintiffs filed their consolidated derivative complaint in the Superior Court of California, County of Santa Clara naming us as a nominal defendant and bringing claims for insider selling, breach of fiduciary duty, unjust enrichment, waste of corporate assets and aiding and abetting breach of fiduciary duty against certain of our current and former officers and directors and our largest stockholder as of October 31, 2008, GTCR Golder Rauner LLC. On February 18, 2009, plaintiff Catholic Medical Mission Board voluntarily dismissed itself from the action. In November 2008, we filed a motion to stay the state court action pending resolution of the parallel federal actions, and the parties agreed by stipulation to delay briefing on the motion to stay until after the issue of demand futility was resolved in the federal derivative case. On June 2, 2011, the court entered a stipulated order requiring the parties to submit a case status report on August 1, 2011 and periodically thereafter. The parties submitted status reports to the court through February 1, 2013 as requested by the court. On January 30, 2013, counsel for plaintiff informed us that Mr. Carpel, the nominal plaintiff, had sold his shares in the company and therefore no longer had standing to maintain a derivative action against us. On February 15, 2013, plaintiff filed a motion for leave to publish notice to our stockholders seeking a new nominal plaintiff. On May 10, 2013, the court adopted its tentative order granting the motion to publish notice, which was formally entered on May 17, 2013. Under the terms of the order, the parties were ordered to publish notice of the potential dismissal of the action and any qualifying shareholder who wishes to intervene must notify the court within ninety days from the formal entry of the order. Otherwise, the action will be dismissed. On August 14, 2013, counsel for the former nominal plaintiff, Mr. Carpel, filed a notice of intent to substitute a new nominal plaintiff, Joel Gerber, into the action. On September 16, 2013, counsel for former plaintiff Carpel filed a motion to substitute a new plaintiff, Joel Gerber, into the action. On October 16, 2013, the court granted the motion and deemed the amended complaint filed as of the same date. Pursuant to the parties’ stipulation, VeriFone’s demurrer to the amended complaint is due on April 7, 2014 and a hearing on the demurrer is scheduled for June 27, 2014.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In re VeriFone Securities Litigation

On March 7, 2013, a putative securities class action was filed in the U.S. District Court for the Northern District of California against us certain of our former officers and one of our current officers and alleged claims in connection with our February 20, 2013 announcement of preliminary financial results for the fiscal quarter ended January 31, 2013. The action, captioned Sanders v. VeriFone Systems, Inc. et al., Case No. C 13-1038, and subsequently re-captioned In re VeriFone Securities Litigation, was initially brought on behalf of a putative class of purchasers of VeriFone securities between December 14, 2011 and February 19, 2013 and asserted claims under the Securities Exchange Act Sections 10(b) and 20(a) and SEC Rule 10b-5 for securities fraud and control person liability. The claims were based on allegations that we and the individual defendants made false or misleading public statements regarding our business, operations, and financial controls during the putative class period. The complaint sought unspecified monetary damages and other relief. Two additional class actions related to the same matter (Laborers Local 235 Benefit Funds v. VeriFone Systems, Inc. et al., Case No. CV 13-1676 and Bland v. VeriFone Systems, Inc. et al., Case No. CV 13-1853) were filed in April 2013. On May 6, 2013, several putative plaintiffs and plaintiffs' law firms filed motions to consolidate these three securities class actions and requesting appointment as lead plaintiff and lead counsel, respectively. The plaintiffs in Laborers Local 235 Benefit Funds v. VeriFone Systems, Inc. et al. and Bland v. VeriFone Systems, Inc. et al. voluntarily dismissed their respective actions, without prejudice, on July 10, 2013 and July 17, 2013, respectively, and filed motions to be appointed lead plaintiff in the action previously captioned Sanders v. VeriFone Systems, Inc. et al. On October 7, 2013, the court entered an order appointing the Selz Funds as lead plaintiffs and appointing Gold Bennett Cera & Sidener LLP as lead counsel. Lead plaintiffs' first amended complaint was filed on December 16, 2013. The first amended complaint expanded the putative class period to December 14, 2011 and February 20, 2013, inclusive, and removed the current officer who was named in the original complaint from the action. We filed our motion to dismiss the amended complaint on February 14, 2014. A hearing on the motion to dismiss is scheduled for May 30, 2014.

Dolled v. Bergeron et al.

On April 19, 2013, a derivative action, Dolled v. Bergeron et al., Case No. 113-CV-245056, was filed in the Superior Court of California, County of Santa Clara in connection with our February 20, 2013 announcement of preliminary financial results for the fiscal quarter ended January 31, 2013. The action, brought derivatively on behalf of VeriFone, names VeriFone as a nominal defendant and brings claims for insider selling, breach of fiduciary duty and unjust enrichment variously against certain of our current and former officers and directors. The complaint seeks unspecified monetary damages, restitution and disgorgement of profits and compensation paid to defendants, injunctive relief directing us to reform its corporate governance, and payment of the plaintiff's costs and attorneys' fees. On May 30, 2013, the court entered the parties' stipulation and proposed order, which appointed plaintiff and plaintiff's counsel as lead plaintiff and lead counsel, respectively, in the consolidated action, captioned In re VeriFone Systems, Inc. Derivative Litigation. The initial case management conference is scheduled for March 28, 2014.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Zoumboulakis v. McGinn et al.

On May 24, 2013, a federal derivative action, Zoumboulakis v. McGinn et al., Case No. 13-CV-02379, was filed in the U.S. District Court for the Northern District of California against certain current and former directors and officers derivatively on our behalf. The complaint, which names us as a nominal defendant, alleges breach of fiduciary duty and abuse of control and asserts claims under Section 14(a) of the Securities Exchange Act of 1934 for false or misleading financial statements and proxy statement disclosures. The complaint seeks unspecified monetary damages, including exemplary damages, restitution from defendants, injunctive relief directing us to make certain corporate governance reforms, and payment of the plaintiff's costs and attorneys' fees. On August 12, 2013, the court entered defendants' motion seeking to relate this action to the pending shareholder class action, Sanders v. VeriFone Systems, Inc. et al. On October 31, 2013, the court entered a stipulation and order setting a December 31, 2013 deadline for the filing of an amended complaint and setting a January 30, 2014 deadline for defendants to move or answer. An initial case management conference was held on January 17, 2014. On January 21, 2014, plaintiff filed an amended complaint, which removed one of our former officers from the action and added an additional former director as a defendant. The amended complaint brings claims against the defendants for breach of fiduciary duty, abuse of control, violations of Securities Exchange Act Section 14(a), and unjust enrichment. The amended complaint also brings claims for insider trading against three of the named former and current directors. We filed our motion to dismiss the amended complaint on March 7, 2014. A hearing on the motion to dismiss is scheduled for May 30, 2014.

If any of these class action or derivative lawsuits is resolved adversely to us, it could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Other Litigation

After termination of their services, several former contractors of one of our Brazilian subsidiaries filed individual lawsuits in the Labor Court of São Paulo against the subsidiary alleging an employer-employee relationship and wrongful termination, and claiming, among other damages, statutorily-imposed salaries, vacations, severance and bonus amounts, social contributions and penalties and moral damages. In October 2012, we received a partially unfavorable judgment for one of these lawsuits, with the court ruling that an employer-employee relationship existed. We did not prevail in our appeal of the unfavorable judgment and this matter is now pending final appeal. In October 2012, without admitting any wrongdoing or violation of law, we settled one of these lawsuits for a cash payment. The amount of this settlement is not material to our results of operations and has been recorded in our results of operations for the fiscal year ended October 31, 2012. We also agreed, without admitting any wrongdoing or violation of law, to a settlement with the plaintiff of another of these lawsuits. In February 2014, this settlement was approved by the court. The amount of this proposed settlement is not material to our results of operations and was recorded in our results of operations for the three months ended April 30, 2013. Our evaluation of these proceedings with Brazilian labor counsel is ongoing, and we intend to vigorously defend these actions. Based on our review and understanding of the available facts and circumstances related to these matters and applicable Brazilian labor laws, we believe that it is probable that we may not prevail as to one or more of these claims against us. As of January 31, 2014, we have accruals totaling 5.9 million Brazilian reais (approximately $2.4 million at the foreign exchange rate as of January 31, 2014), including estimated accrued interest, based on our current assessment of these matters.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Export Control Matters

As disclosed in Part II Item 5, Other Information, of our Quarterly Report on Form 10-Q for our fiscal quarter ended January 31, 2013, we previously discovered certain unauthorized activities which may potentially constitute violations of U.S. export control laws and regulations that prohibit the shipment of our products and the provision of our services to countries, governments and persons targeted by U.S. sanctions. In connection with our discoveries we have made a voluntary disclosure to the U.S. Department of Treasury's Office of Foreign Assets Control (“OFAC”) regarding these potential violations. This voluntary disclosure process with OFAC is in the initial stages and we cannot predict whether or when OFAC would review this matter or what enforcement action, if any, it may take. If we were found to be in violation of U.S. sanctions or export control laws, it could result in fines or penalties for us, which could harm our results of operations.

Income Tax Uncertainties

As of January 31, 2014, the amount payable for unrecognized tax benefits was $64.9 million, including accrued interest and penalties, none of which is expected to be paid within one year. This amount is included in Other long-term liabilities in our Condensed Consolidated Balance Sheet as of January 31, 2014. We are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur.

Note 9. Segment and Geographic Information

Segment Information

Our operating segments are Americas, EMEA, and ASPAC. We determine our operating segments based on the discrete financial information used by our Chief Executive Officer, who is our chief operating decision maker, to assess performance, allocate resources, and make decisions regarding VeriFone's operations. We do not separately evaluate assets by segment, and therefore assets by segment are not presented below. Net revenues and operating income (loss) of each segment reflect net revenues and expenses that are directly attributable to that segment. Net revenues and expenses not allocated to segment net revenues and segment operating income (loss) include amortization of purchased intangible assets, increase to fair value (step-up) of inventory at acquisition, fair value decrease (step-down) in deferred revenue at acquisition, some inventory reserves, asset impairments, stock-based compensation, as well as corporate research and development, sales and marketing, and administrative expenses.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth net revenues for our reportable segments and reconciles segment net revenues to total net revenues (in thousands):

	Three Months Ended January 31,
	2014	2013
Segment net revenues:
Americas	$190,516	$205,753
EMEA	186,301	172,884
ASPAC	60,333	51,017
Total segment net revenues	437,150	429,654
Net revenues not allocated to segment net revenues:
Amortization of step-down in deferred revenue at acquisition	(1,084)	(1,435)
Other net revenues not allocated to segment net revenues	—	528
Total net revenues	$436,066	$428,747

The following table sets forth operating income for our reportable segments and reconciles segment operating income to consolidated operating income (loss) (in thousands):

	Three Months Ended January 31,
	2014	2013
Operating income by segment:
Americas	$50,442	$62,947
EMEA	53,737	51,568
ASPAC	11,764	9,826
Total segment operating income	115,943	124,341
Items not allocated to segment operating income:
Net revenues not allocated to segment net revenues	(1,084)	(907)
Amortization of purchased intangible assets	(36,138)	(35,757)
Stock-based compensation expense	(15,732)	(12,359)
Other expenses not allocated to segments	(69,504)	(53,583)
Total operating income (loss)	$(6,515)	$21,735

Geographic Information

Our net revenues, by country with net revenues over 10% of total net revenues, were as follows (in thousands):

	Three Months Ended January 31,
	2014	2013
United States	$119,071	$128,558
Other countries	316,995	300,189
Total net revenues	$436,066	$428,747

Net revenues are allocated to countries based on the shipping destination or service delivery location of customer orders.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section should be read in conjunction with our consolidated financial statements and related notes included in our 2013 Annual Report on Form 10-K and the Condensed Consolidated Financial Statements and Notes thereto included in Part I, Item I of this Quarterly Report on Form 10-Q. This section and other parts of this Quarterly Report on Form 10-Q and certain information incorporated by reference herein contain forward-looking statements that involve risks and uncertainties. In some cases, forward-looking statements can be identified by words such as "may," "should," "expect," "plan," "intend," “anticipate,” “believe,” "estimate," "predict," “potential,” or “continue,” the negative of such terms, or comparable terminology. Such forward-looking statements are based on current expectations, estimates, and projections about our industry and management's beliefs and assumptions, and do not reflect the potential impact of any mergers, acquisitions, or other business combinations or divestitures that have not been completed. Forward-looking statements are not guarantees of future performance, and our actual results may differ materially from the results expressed or implied in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A, Risk Factors, in our 2013 Annual Report on Form 10-K and in Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q, and elsewhere in this report, including our disclosures of Critical Accounting Policies and Estimates in Part II, Item 7 in our 2013 Annual Report on Form 10-K and in Part I, Item 2 of this Quarterly Report on Form 10-Q, and our disclosures in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our 2013 Annual Report on Form 10-K and in Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10-Q, as well as in our Condensed Consolidated Financial Statements and Notes thereto. We are under no duty to update any of the forward-looking statements after the date of this quarterly Report on Form 10-Q to conform such statements to actual results or to changes in expectations. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.
In this Quarterly Report on Form 10-Q, each of the terms “VeriFone,” "Company," "us," "we," and "our" refers to VeriFone Systems, Inc. and its consolidated subsidiaries.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations is provided in addition to our Condensed Consolidated Financial Statements and accompanying notes to assist readers in understanding our results of operations, financial condition, and cash flows. This section is organized as follows:

Overview: Discussion of our business and overall financial results, and other highlights related to our results of operations for the periods presented.

Results of Operations:

•
Consolidated Results of Operations: An analysis and discussion of our financial results comparing our consolidated results of operations for the three months ended January 31, 2014 to the three months ended January 31, 2013.

•
Segment Results of Operations: An analysis and discussion of our financial results comparing the results of operations for each of our three reportable segments, Americas, EMEA, and ASPAC, for the three months ended January 31, 2014 to the three months ended January 31, 2013.

Financial Outlook: A discussion of our expectations regarding certain trends that may affect our financial condition and results of operations.

Liquidity and Capital Resources: An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

Contractual Obligations and Off-Balance Sheet Arrangements: Disclosures related to our contractual obligations, contingent liabilities, commitments, and off-balance-sheet arrangements, as of January 31, 2014.

Critical Accounting Policies and Estimates: A discussion of the accounting policies and estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts, as well as recent accounting pronouncements that have had or are expected to have a material impact on our results of operations.

Overview

Our Business

We are a leading global provider of secure electronic payment solutions and value-added services at the point of sale. We focus on delivering value to our customers at the point of sale where merchant and consumer requirements drive increasingly innovative point of sale payment capabilities, value-added services and expertise that increase merchant revenues and consumer experience solutions that enrich the point of interaction between merchant and consumers. Today we are an industry leader in multi-application payment systems deployments. Key industries in which we operate include financial services, retail, petroleum, restaurant, hospitality, taxi, transportation and healthcare.

We operate in three segments: Americas, EMEA, and ASPAC. Our Americas segment includes our operations in North America, South America, Central America, and the Caribbean. Our EMEA segment is comprised of our operations in Europe, the Middle East, and Africa. Our ASPAC segment consists of our operations in Asia, Australia, New Zealand, and other Asia Pacific Rim countries.

Our Sources of Revenue

Our payment solutions generally consist of point of sale electronic payment devices and systems that run our proprietary and third-party operating systems, security, encryption, application, and certified payment software, as well as other third-party value-added applications. Our electronic payment systems are available in several modular configurations, offering our customers flexibility to support a variety of connectivity options, including various wired and wireless Internet connectivity infrastructures deployed globally. Our architecture enables multiple value-added applications, including third-party applications, such as gift card and loyalty card programs, healthcare insurance eligibility, and time and attendance tracking, and allows these services to reside on the same system.

Services are an increasingly important part of our business strategy. We offer a broad range of traditional services, including professional services related to customized application development, equipment repair and maintenance, helpdesk support and software post-contract support, installation and deployment, and training. We are focused on offering full-service “Payment-as-a-Service” solutions, such as our “All in One” managed service solution, and other managed services, such as gateways, encryption, tokenization, and end-to-end terminal estate management services. In addition, we offer services complementary to our payment solutions that facilitate commerce, such as our VNET media platform deployed at gas dispensers and in taxis, PAYMedia/LIFT retail services that enable basket-level targeting of media content at convenience stores, and other digital media solutions that utilize media-enabled equipment to display digital content at the POS. We also offer our customers technical support for our installed payment systems, consulting services, project management services for system deployment, and customization of integrated software solutions.

Timing of Revenue

The timing of our customer orders may cause our revenue to vary from period to period. Specifically, revenues recognized in our fiscal quarters can vary significantly when larger customers or our distributors hold back orders due to regulatory, certification or budget concerns that impact their business or purchase decisions. In addition, revenues can be back-end weighted when we receive sales orders and deliver a higher proportion of our System solutions toward the end of our fiscal quarters. This variability and back-end weighting of orders may adversely affect our results of operations in a number of ways, and could negatively impact revenues and profits. First, the product mix of orders may not align with manufacturing forecasts, which could result in a shortage of the components needed for production. Second, existing manufacturing capacity may not be sufficient to deliver the desired volume of orders in a concentrated time when they are received. Third, back-end weighted demand could negatively impact gross margins through higher labor, delivery, and other manufacturing and distribution costs. If, on the other hand, we were to seek to manage the fulfillment of back-end weighted orders through holding increased inventory levels, we would risk higher inventory obsolescence charges if our sales fall short of our expectations.

Because our revenue recognition depends on, among other things, the timing of product shipments, decisions we make about product shipments, particularly toward the end of a fiscal quarter, may impact our reported revenues. The timing of product shipments may depend on a number of factors, including price discussions with our customers, operating costs, including costs of air shipments if required, the delivery date requested by customers, and our operating capacity to fill orders and ship products, as well as our own long and short-term business planning and supply chain management. These factors may affect timing of shipments and consequently revenues recognized for a particular period.

Significant Matters

2011 Credit Agreement

On December 24, 2013, we paid in full the $48.4 million remaining outstanding balance of the term B loan under our 2011 Credit Agreement. This payment was partially funded through $47.0 million additional borrowings under the revolving loan that is part of the same credit agreement. Key terms of the 2011 Credit Agreement are described in Note 9, Financings, in the Notes to Consolidated Financial Statements of our 2013 Annual Report on Form 10-K.

Litigation Contingencies and Settlement

On November 5, 2013, we paid $61.2 million into an escrow account to fund the uninsured portion of the settlement pursuant to the preliminary court approval dated October 15, 2013 in the pending securities class action captioned, In re VeriFone Holdings, Inc. Securities Litigation. This amount was funded from cash on hand and available credit under the revolving loan under the 2011 Credit Agreement. Our insurance carriers paid the remaining $33.8 million settlement amount into that escrow account. On February 25, 2014, the court in such class action issued a final order approving the settlement. We expect that the funds in the escrow account will be released to class members who have submitted claims on or before June 30, 2014. For further information, see Note 8, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Financial Results Highlights

Overall

•	Our consolidated total net revenues for the three months ended January 31, 2014 were $436.1 million, compared to $428.7 million for the three months ended January 31, 2013.

•	We had a $16.1 million consolidated net loss in the three months ended January 31, 2014.

•
Net cash provided by operating activities for the three months ended January 31, 2014 totaled $31.9 million, which included the impact of the $61.2 million securities class action litigation settlement payment, which was offset by the increase in cash flows as a result of our continued focus on improving working capital management.

Segment Revenues

The following chart summarizes our total net revenues by segment for the three months ended January 31, 2014 and 2013 (in millions), as well as our System solutions and Services net revenues in each segment as a percentage of total net revenues for that segment in each period.

Services
System solutions
$250.0
$200.0
$150.0
$100.0
$50.0
$-
$190.5
37%
63%
$205.8
30%
70%
$186.3
48%
52%
$172.9
45%
55%
$60.3
30%
70%
$51.0
16%
84%
2014
2013
Americas
2014
2013
EMEA
2014
2013
ASPAC

Results of Operations

Consolidated Results of Operations

	Three Months Ended January 31,
	2014	% of Net revenues (1)	2013	% of Net revenues (1)
	(in thousands, except percentages)
Net revenues:
System solutions	$261,166	59.9%	$281,708	65.7%
Services	174,900	40.1%	147,039	34.3%
Total net revenues	436,066	100.0%	428,747	100.0%

Gross margin:
System solutions	93,658	35.9%	107,465	38.1%
Services	76,559	43.8%	64,497	43.9%
Total gross margin	170,217	39.0%	171,962	40.1%

Operating expenses:
Research and development	50,532	11.6%	39,802	9.3%
Sales and marketing	50,611	11.6%	45,748	10.7%
General and administrative	50,914	11.7%	39,981	9.3%
Amortization of purchased intangible assets	24,675	5.7%	24,696	5.8%
Total	176,732	40.5%	150,227	35.0%
Operating income (loss)	(6,515)	(1.5)%	21,735	5.1%
Interest, net	(11,389)	(2.6)%	(11,502)	(2.7)%
Other income (expense), net	(5,127)	(1.2)%	3,940	0.9%
Income (loss) before income taxes	(23,031)	(5.3)%	14,173	3.3%
Income tax provision (benefit)	(6,934)	(1.6)%	2,463	0.6%
Consolidated net income (loss)	$(16,097)	(3.7)%	$11,710	2.7%

(1) System solutions and Services gross margin as a percentage of net revenues is computed as a percentage of the corresponding System solutions and Services net revenues.

System solutions net revenues for the three months ended January 31, 2014 were $261.2 million, compared to $281.7 million for the three months ended January 31, 2013, down $20.5 million or 7.3%, primarily in the Americas segment due to the timing of purchase decisions by some of our large North American distributors, as well as larger customers in Latin America. See further discussion under Segment Results of Operations below.

Services net revenues for the three months ended January 31, 2014 were $174.9 million, compared to $147.0 million for the three months ended January 31, 2013, up $27.9 million or 19.0%, primarily due to continued emphasis on expansion of our Services offerings globally. Of the $27.9 million increase in Services net revenues, $12.2 million was due to our fiscal year 2013 acquisitions. See further discussion under Segment Results of Operations below.

Total gross margin for the three months ended January 31, 2014 was $170.2 million, or 39.0% of total net revenues, compared to $172.0 million, or 40.1% of total net revenues, for the three months ended January 31, 2013, down $1.8 million or 1.1 percentage points. Gross margin in dollars decreased primarily due to the decline in System solutions net revenues, partially offset by increased Services net revenues that have relatively higher margins. System solutions gross margins as a percentage of total net revenues decreased 2.2 percentage points due to changes in customer and product mix, as well as lower pricing with some of our large customers, for example in Brazil.

Research and development for the three months ended January 31, 2014 was $50.5 million compared to $39.8 million for the three months ended January 31, 2013, up $10.7 million or 26.9%, primarily due to an increase in personnel and outside contractor expenses as we invested in additional resources to improve the efficiency of our research and development operations and to shorten our product development life-cycle and time to market.

Sales and marketing for the three months ended January 31, 2014 was $50.6 million, compared to $45.7 million for the three months ended January 31, 2013, up $4.9 million or 10.6% primarily due to additional personnel related expenses associated mainly with the expansion of our Services offerings into new geographies through organic growth as well as fiscal year 2013 acquisitions.

General and Administrative for the three months ended January 31, 2014 was $50.9 million compared to $40.0 million for the three months ended January 31, 2013, up $10.9 million or 27.3%, primarily due to a $8.6 million increase in personnel related expenses attributable mainly to senior executive management changes and retention efforts, including costs of new hires, separation pay and additional stock based compensation, as well as some additional personnel related expenses associated with our fiscal year 2013 acquisitions.

Amortization of purchased intangible assets for the three months ended January 31, 2014 and 2013 were $24.7 million. The slight increase in amortization due to new acquisitions in fiscal year 2013 was offset by a decrease in amortization for prior acquisitions.

Interest, net for the three months ended January 31, 2014 was $11.4 million compared to $11.5 million for the three months ended January 31, 2013. Interest, net was relatively flat, primarily because the reduction in interest due to lower loan balances in fiscal year 2014 was substantially offset by accelerated amortization of debt issuance costs as a result of the prepayment of the term B loan during the first quarter of fiscal year 2014.

Other income (expense), net for the three months ended January 31, 2014 was a net other expense of $5.1 million compared to a net other income of $3.9 million for the three months ended January 31, 2013, a change of $9.1 million. The Other expense, net, incurred during the three months ended January 31, 2014 is primarily related to an additional $3.3 million accrual recorded during the period associated with certain Brazilian federal tax assessments that we enrolled in the Brazilian Federal Tax Amnesty Program during December 2013. See further discussion in Note 8, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The Other income, net, during the three months ended January 31, 2013 is primarily related to the gain on the divestiture of certain assets and business operations related to our SAIL mobile payment product.

Income tax provision, for the three months ended January 31, 2014 was a tax benefit of $6.9 million compared to $2.5 million tax provision for the three months ended January 31, 2013, a $9.4 million change. The tax benefit for the three months ended January 31, 2014 related primarily to statutory tax rate changes in certain foreign countries where we operate and decreases in prior year unrecognized tax benefits, interest, and penalties.

Segment Results of Operations

Net revenues and operating income of each segment reflect net revenues and expenses that are directly attributable to that segment. Net revenues and expenses not allocated to segment net revenues and segment operating income include amortization of purchased intangible assets, increase to fair value (step-up) of inventory at acquisition, fair value decrease (step-down) in deferred revenue at acquisition, some inventory reserves, asset impairments, stock-based compensation, as well as corporate research and development, sales and marketing, and administrative expenses.

Americas Net Revenues and Operating Income

Our Americas segment includes our operations in North America, South America, Central America, and the Caribbean. Americas customers are diverse, and include traditional and specialty merchants, financial institutions, payment processors, and distributors, among others. Americas net revenues in some markets are dependent upon a limited number of customers, and the timing of purchase decisions and size of orders from those customers can significantly impact Americas net revenues from period to period. For example, our net revenues can increase in periods when larger financial institutions or tier 1 retailers undertake an upgrade or other change, and decrease in periods when such projects are completed. Our business transactions in Americas are denominated predominately in U.S. dollars and Brazilian reais.

	Three Months Ended January 31,
	2014	% of Net revenues	2013	% of Net revenues
	(in thousands, except percentages)
Net revenues:
System solutions	$121,057	63.5%	$143,327	69.7%
Services	69,459	36.5%	62,426	30.3%
Total net revenues	$190,516	100.0%	$205,753	100.0%
Operating income	$50,442	26.5%	$62,947	30.6%

System solutions net revenues for the three months ended January 31, 2014 were $121.1 million compared to $143.3 million for the three months ended January 31, 2013, down $22.3 million or 15.6%, primarily due to the timing of customer demand and technology refreshes from some of our large customers in fiscal year 2013 that did not recur in fiscal year 2014. System solutions net revenues in North America declined $14.7 million, primarily due to lower demand by some of our large customers, partially as a result of lower purchases by some of our large North American distributors as their customers focus on deploying existing terminal inventories in advance of upcoming PCI standard changes in April 2014. System solutions net revenues also declined $7.6 million in Latin America, primarily driven by the net impact of the timing of demand by some of our large customers in that region, particularly in Brazil where demand increased and Mexico where demand decreased.

Services net revenues for the three months ended January 31, 2014 were $69.5 million compared to $62.4 million for the three months ended January 31, 2013, up $7.0 million or 11.2%, primarily due to our continued emphasis on expanding our other Services offerings across all Americas markets.

Foreign currency fluctuations had a $5.1 million unfavorable impact on total net revenues in Latin America, primarily due to a decrease in the value of the Brazilian reais as compared to the U.S. dollar year over year.

Operating income for the three months ended January 31, 2014 was $50.4 million or 26.5% of total net revenues, compared to $62.9 million or 30.6% of total net revenues for the three months ended January 31, 2013, down $12.5 million and 4.1 percentage points, primarily due to the decline in total net revenues, as well as pricing pressures in some markets, such as Brazil, and changes in customer and product mix.

EMEA Net Revenues and Operating Income

Our EMEA segment is comprised of our operations in Europe, the Middle East, and Africa. Our EMEA customers include financial institutions, retailers, distributors, and individual merchants. Net revenues in this segment are somewhat dependent on the timing of customer orders, but are more influenced by market-wide factors such as standards and regulations, competition, and the timing of our new product releases and certifications of those products. In addition, in emerging markets such as the Middle East, Africa, and parts of Eastern Europe, net revenues are dependent on the adoption by such markets of our products and solutions, and the timing of local electronic payments initiatives that may create demand for our products and solutions. Our business transactions in EMEA are denominated predominately in U.S. dollars, Euro, British pounds, and Swedish krona.

	Three Months Ended January 31,
	2014	% of Net revenues	2013	% of Net revenues
	(in thousands, except percentages)
Net revenues:
System solutions	$97,664	52.4%	$95,860	55.4%
Services	88,637	47.6%	77,024	44.6%
Total net revenues	$186,301	100.0%	$172,884	100.0%
Operating income	$53,737	28.8%	$51,568	29.8%

System solutions net revenues for the three months ended January 31, 2014 were $97.7 million compared to $95.9 million for the three months ended January 31, 2013, up $1.8 million or 1.9%. System solutions net revenues increased $10.9 million in Africa primarily due to the timing of increased demand from several large customers. This increase was partially offset by a $5.9 million decrease as a result of lower order volume from a distributor in Russia and a delay of customer purchases in Turkey compared to the prior year due to new local regulations. We successfully launched a new product in Turkey during the first fiscal quarter of 2014 that meets the requirements of the new regulations, and began shipping this new product during the quarter.

Services net revenues for the three months ended January 31, 2014 were $88.6 million compared to $77.0 million for the three months ended January 31, 2013, up $11.6 million or 15.1%, primarily due to an $11.7 million increase in Europe, which is mainly related to growth in All-in-One net revenues throughout that region.

Operating income for the three months ended January 31, 2014 was $53.7 million or 28.8% of total net revenues, compared to $51.6 million, or 29.8% of total net revenues, for the three months ended January 31, 2013, up $2.2 million but down 1.0 percentage point. The increase in operating income in dollars was due primarily to increased total net revenues, partially offset by lower operating income related to changes in product and customer mix.

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

	Three Months Ended January 31,
	2014	% of Net revenues	2013	% of Net revenues
	(in thousands, except percentages)
Net revenues:
System solutions	$42,445	70.4%	$42,643	83.6%
Services	17,888	29.6%	8,374	16.4%
Total net revenues	$60,333	100.0%	$51,017	100.0%
Operating income	$11,764	19.5%	$9,826	19.3%

System solutions net revenues for the three months ended January 31, 2014 were $42.4 million compared to $42.6 million for the three months ended January 31, 2013, down slightly $0.2 million or 0.5%. We continued to experience competition and pricing pressures in this territory, as well as changes in customer demand, both up and down, in various areas within the region related to the availability or lack of availability of products with desired functionality.

Services net revenues for the three months ended January 31, 2014 were $17.9 million compared to $8.4 million for the three months ended January 31, 2013, up $9.5 million or 113.6%, primarily due to $8.7 million Services net revenues from the EFTPOS New Zealand Limited business that we acquired on May 31, 2013.

Operating income for the three months ended January 31, 2014 was $11.8 million or 19.5% of total net revenues, compared to $9.8 million or 19.3% of total net revenues for the three months ended January 31, 2013, up slightly by $1.9 million or 0.2 percentage points, primarily due to increased total net revenues.

Financial Outlook

We expect the timing and amount of overall revenue growth to continue to be impacted by factors such as the timing of new product releases and certifications, the timing of our customers' technology refresh cycles (particularly by our large customers), increased competition and pricing pressure, changes in distribution and distributor inventory levels, the impact of acquisitions, foreign currency fluctuations, and continued uncertain macroeconomic conditions in certain markets.

We expect the timing of new product releases to continue to have a significant impact on our net revenues, particularly in markets where we have experienced delays in some of our new product releases and certifications, and in countries that require lengthy certification processes. Net revenues can vary significantly when larger customers or distributors cancel or delay orders due to budget concerns, technology refresh cycles, and regulatory, certification or other requirements. Also, demand for electronic payment systems may eventually reach a saturation point, at which time customers might slow or end expansion projects. We expect to generate net revenues in the U.S. related to a new EMV standard that we expect will be adopted by our customers over the next several years. We expect growth in emerging markets as economic conditions improve and those markets make efforts to modernize to cashless payment systems.

We expect that the markets in which we conduct our business will remain highly competitive, characterized by changing technologies, evolving industry standards and government regulations that may favor one product or technology over others, pricing pressures, and increased demand for new functionality, premium services, mobility, and security. Market disruptions caused by new technologies, the entry of new competitors or the presence of strong local competition, consolidations among our customers and competitors, changes in regulatory requirements, timing of electronic payments initiatives that create demand for our products in emerging markets, and other factors, can introduce volatility into our business.

We expect to see a continued shift towards a higher proportion of Services net revenues relative to total net revenues in the current fiscal year due to the continued development and sales of our Services offerings. As we transition to service oriented arrangements, we may experience a shift in the timing of System solutions net revenues depending on when all of our performance obligations are complete.

We also expect to see an overall long-term growth in Services net revenues as a result of our continuing development and sales of our Services offerings globally. For example, we are expanding the roll-out of Point's "All-In-One" payment solution in select global markets, including Australia, and have acquired services based businesses in Europe and New Zealand. We expect that expansion of our Services offerings will result in an overall long-term shift towards a higher proportion of Services net revenues recognized over multi-year contract terms, which may decrease System solutions net revenues and near-term total net revenues.

We have increased our level of spending on research and development activities and expect to continue at that increased level as we work to increase the efficiency of our research and development operations and to shorten our product development life-cycle. We plan to continue efforts to improve our cost structure, including rationalizing our product portfolio and streamlining our general and administrative functions. However, spending may increase near-term depending on the costs of executing our business strategy, continuing to integrate past acquisitions, additional executive changes, any restructuring, and resolving legal matters.

We expect there will be future shifts in the mix of pretax profits and losses by tax jurisdiction that will impact our effective tax rate and tax provision (benefit) in the future.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance working capital, pay for contractual commitments, service our debt, and make capital expenditures and investments. As of January 31, 2014, our primary sources of liquidity were $249.3 million of cash and cash equivalents, as well as amounts available to us under the revolving loan that is part of our 2011 Credit Agreement.

Cash and cash equivalents as of January 31, 2014 included $204.3 million held by our foreign subsidiaries. If we decide to distribute or use the cash and cash equivalents held by our foreign subsidiaries outside those foreign jurisdictions, including a distribution to the U.S., we may be subject to additional taxes or costs.

We also held $16.1 million in restricted cash as of January 31, 2014, which was mainly comprised of pledged deposits and deposits to Brazilian courts related to tax proceedings pending adjudication.

On December 24, 2013, we paid in full the $48.4 million remaining outstanding balance of the term B loan under our 2011 Credit Agreement. This payment was partially funded through $47.0 million additional borrowings under the revolving loan that is part of the same credit agreement.

As of January 31, 2014, our outstanding borrowings under the 2011 Credit Agreement consisted of $909.3 million in term A loans and $90.0 million that was drawn against the revolving loan. In addition, $335.5 million was available for draw on the revolving loan, subject to covenant requirements. See Note 7, Financings, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding our borrowings. Key terms of the 2011 Credit Agreement include financial maintenance covenants and certain representations, warranties, covenants, and conditions that are customarily required for similar financings, and are described in Note 9, Financings, in the Notes to Consolidated Financial Statements of our 2013 Annual Report on Form 10-K. We were in compliance with all financial covenants under the 2011 Credit Agreement as of January 31, 2014 and based on these covenants we had the ability to borrow an additional $91.0 million of the $335.5 million available credit as of January 31, 2014.

On November 5, 2013, we paid $61.2 million into an escrow account to fund the uninsured portion of the settlement pursuant to the preliminary court approval dated October 15, 2013 in the pending securities class action captioned, In re VeriFone Holdings, Inc. Securities Litigation. This amount was funded from cash on hand and available credit under the revolving loan. Our insurance carriers paid the remaining $33.8 million settlement amount into that escrow account. A potential contingent adjustment of not more than $7.0 million will be due in this matter if certain circumstances occur on or before April 15, 2014. On February 25, 2014, the court in such class action issued a final order approving the settlement. We expect that the funds in the escrow account will be released to class members who have submitted claims on or before June 30, 2014. See Note 8, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding this matter.

Our future capital requirements may vary significantly from prior periods as well as from those capital requirements we have currently planned. These requirements will depend on a number of factors, including operating factors such as our terms and payment experience with customers, the timing of annual recurring billings in some markets, the resolution of any legal proceedings against us or settlement of litigation in an amount in excess of our insurance coverage, costs related to acquisitions, restructuring costs and investments we may make in infrastructure, product or market development, as well as timing and availability of financing. Based upon our current level of operations, we believe that we have the financial resources to meet our business requirements for the next year, including capital expenditures, working capital requirements, future strategic investments and debt servicing costs, and to maintain compliance with our financial covenants.

Statement of Cash Flows

The net increases (decreases) in cash and cash equivalents are summarized in the following table (in thousands):

	Three Months Ended January 31,
	2014	2013	Change
Net cash provided by (used in):
Operating activities	$31,899	$53,431	$(21,532)
Investing activities	(18,323)	(15,657)	(2,666)
Financing activities	(29,368)	(18,241)	(11,127)
Effect of foreign currency exchange rate changes on cash	(3,148)	3,063	(6,211)
Net increase (decrease) in cash and cash equivalents	$(18,940)	$22,596	$(41,536)

Operating Activities

Net cash provided by operating activities for the three months ended January 31, 2014 was $31.9 million, compared to $53.4 million cash provided during the three months ended January 31, 2013, down $21.5 million. Cash provided by operating activities includes the impact of the $61.2 million securities class action litigation settlement payment, which was offset by increases in cash flows primarily as a result of more efficient working capital management. In particular, the net cash provided by changes in Accounts receivable, Inventories and Accounts payable was $62.2 million higher in the three months ended January 31, 2014 than 2013.

Investing Activities

Net cash used in investing activities for the three months ended January 31, 2014 was $18.3 million, compared to $15.7 million for the three months ended January 31, 2013, relatively flat as we made no significant acquisitions and had no unusual capital expenditures.

Financing Activities

Net cash used in financing activities for the three months ended January 31, 2014 was $29.4 million, compared to $18.2 million for the three months ended January 31, 2013, down $11.1 million, primarily because payments against the 2011 Credit Agreement were higher in the three months ended January 31, 2013 due to scheduled payments of the term A loan.

Contractual Obligations

The following table summarizes our contractual obligations as of January 31, 2014 (in thousands):

	Years Ended October 31,
	Remainder of fiscal year 2014	2015	2016	2017	2018	Thereafter	Total
2011 Credit Agreement (1)	$100,291	$127,742	$201,417	$642,609	$—	$—	$1,072,059
Capital lease obligations and other loans	272	960	124	78	42	134	1,610
Operating leases (2)	36,079	33,245	27,042	21,223	12,655	29,167	159,411
Brazilian federal tax amnesty obligations (3)	1,087	1,449	930	206	206	549	4,427
Minimum purchase obligations	107,355	—	—	—	—	—	107,355
Total	$245,084	$163,396	$229,513	$664,116	$12,903	$29,850	$1,344,862

(1)	Contractual obligations for the 2011 Credit Agreement include interest calculated using the rate in effect as of January 31, 2014.

(2)
Operating leases include $104.7 million of minimum contractual obligations on leases for our taxi solutions business where payments are based upon the number of operational taxicabs with our advertising displays as of January 31, 2014.

(3)
Installment payments under the Brazilian Federal Tax Amnesty Program that is described further in Note 8, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information.

As of January 31, 2014, the amount payable for unrecognized tax benefits was $64.9 million, including accrued interest and penalties, none of which is expected to be paid within one year. This amount is included in Other long-term liabilities in our Condensed Consolidated Balance Sheets as of January 31, 2014. We are unable to make a reasonably reliable estimate as to when cash settlement with the applicable taxing authorities may occur; therefore, such amounts are not included in the above contractual obligations table.

We expect that we will be able to fund our remaining obligations and commitments with future cash flows from our ongoing operations, and our $249.3 million of cash and cash equivalents held as of January 31, 2014. To the extent we are unable to fund these obligations and commitments with existing cash and cash flows from operations, we can draw upon amounts available under our 2011 Credit Agreement or future debt or equity financings.

Bank Guarantees

We have issued bank guarantees with maturities ranging from two months to six years to certain of our customers and vendors as required in some countries to support certain performance obligations under our service or other agreements with those parties. As of January 31, 2014, the maximum amount that may become payable under these guarantees was $11.9 million, of which $6.0 million was collateralized by restricted cash deposits.

Letters of Credit

We provide standby letters of credit in the ordinary course of business to third parties as required. As of January 31, 2014, the maximum amounts that may become payable under these letters of credit was $7.7 million, of which $4.6 million was collateralized by restricted cash deposits.

Manufacturing Agreements

We work on a purchase order basis with our contract manufacturers, which are located in China, Singapore, Malaysia, Brazil, Germany, Romania, and France, and component suppliers located throughout the world, to supply nearly all of our finished goods inventories, spare parts, and accessories. We provide each such supplier with a purchase order to cover the manufacturing requirements, which generally constitutes a binding commitment by us to purchase materials and finished goods produced by the manufacturer as specified in the purchase order. Most of these purchase orders are considered to be non-cancelable, and are expected to be paid within one year of the issuance date. As of January 31, 2014, the amount of purchase commitments issued to contract manufacturers and component suppliers totaled approximately $107.4 million. Of this amount, $14.4 million has been recorded in Accruals and other current liabilities in our Condensed Consolidated Balance Sheets because these commitments are not expected to have future value to us.

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

Critical Accounting Polices and Estimates

General

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. Our significant accounting policies are more fully described in Note 1, Principles of Consolidation and Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements of our 2013 Annual Report on Form 10-K. There were no changes to our significant accounting policies during the three months ended January 31, 2014.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our Condensed Consolidated Financial Statements. Our critical accounting policies include our more significant estimates and assumptions used in the preparation of our Condensed Consolidated Financial Statements. Our critical accounting policies are described in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2013 Annual Report on Form 10-K.

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

Goodwill

For our fiscal year 2013 annual impairment review, we compared the carrying amount of each of our reporting units as of August 1, 2013 to their estimated fair value, and determined that the estimated fair value of each reporting unit exceeded its carrying amount by amounts ranging from 26.9% to 188.4%. Our EMEA reporting unit, which was allocated $948.2 million of goodwill, had the lowest excess of fair value over carrying value. We performed an interim review for potential indicators of impairment at January 31, 2014 and noted no indicators that may result in impairment of goodwill. Significant changes to our financial outlook, a sustained decline in our stock price, weakening of macroeconomic conditions, or significant changes in our management structure or business strategies could result in changes to our reporting units or goodwill impairment assessment in the future. In accordance with our accounting policies, during each quarter we will perform an interim review for potential impairment indicators and during our fourth fiscal quarter of 2014 we will perform our annual goodwill impairment test. As described in Part II Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q, additional impairment charges can materially and adversely affect our financial results.

Income Taxes

In fiscal year 2013, we placed a valuation allowance on our deferred tax assets related to U.S. federal, state, and certain foreign jurisdictions because realization of these tax benefits through future taxable income did not meet the more-likely-than-not threshold. We intend to maintain the valuation allowances until sufficient positive evidence exists to support the reversal of the valuation allowances. An increase in the valuation allowance would result in additional tax expense in the period in which the increase is recognized. We make estimates and judgments about our future taxable income that are based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from the estimates, the amount of the valuation allowance could be materially impacted.

Recent Accounting Pronouncements

There were no new accounting pronouncements issued or effective during the three months ended January 31, 2014, which have had or are expected to have a material impact on our consolidated financial statements. For a description of recent accounting standards including the expected dates of adoption and estimated effects, if any, on our Condensed Consolidated Financial Statements, refer to Note 1, Principles of Consolidation and Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. These exposures may change over time as business practices evolve, and could have a material adverse impact on our financial results. Our exposures to market risk have not changed materially since October 31, 2013. For quantitative and qualitative disclosures about market risk, see Item 7A Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our CEO and our CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are designed to and are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and the CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II - Other Information

ITEM 1.	LEGAL PROCEEDINGS

Information with respect to this Item may be found in Note 8, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated into this Item 1 by reference.

ITEM 1A.	RISK FACTORS
Risks Related to Our Business

The risks set forth below may adversely affect our business, financial condition, results of operations and cash flows. In addition to the risks set forth below and the factors affecting specific business operations identified with the description of these operations elsewhere in this report, there may also be risks of which we are currently not aware, or that we currently regard as immaterial based on the information available to us, that later prove to be or become material.

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

•
development of new customer and distributor relationships or new types of customers, penetration of new markets and maintenance and enhancement of existing relationships with customers, distributors and strategic partners, as well as the mix of customers in a particular quarter;

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

•
the introduction of new or stricter laws and regulations in jurisdictions where we operate, such as data protection or data privacy laws and regulations covering hazardous substances, that may cause us to incur additional compliance or implementation costs and/or costs to alter our business operations; and

•
the introduction of new laws and regulations, or changes in implementation of existing laws and regulations, in jurisdictions where we operate may create uncertainty regarding the business operations of our customers or distributors, which may lead to slowed or reduced orders from our customers or distributors.

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

We are subject to foreign currency risk including that from economic and political instability which can lead to significant and unpredictable volatility in currency rates, including significant currency devaluations, which may negatively impact our net revenues, gross margins, results of operations and financial position. Although we engage in some hedging of our foreign currency exposures, we do not hedge all such exposures and our hedging arrangements may not always be effective. See Part II Item 7A, Quantitative and Qualitative Disclosures About Market Risk--Foreign Currency Risk of our Annual Report on Form 10-K filed with the SEC for the fiscal year ended October 31, 2013.

In addition, compliance with foreign and U.S. laws and regulations, including changes and additions to such laws and regulations, that are applicable to our international operations is complex and may increase our cost of doing business in international jurisdictions and our international operations could expose us to fines and penalties if we fail to comply with these regulations. These laws and regulations include import and export requirements, trade restrictions and embargoes, exchange control regulations, data privacy requirements, labor laws, tax laws, anti-competition regulations, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials and other improper payments or inducements, such as the U.K. Bribery Act. Although we have implemented policies, procedures and training designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, distributors, suppliers and agents will not take actions in violation of our policies, particularly as we expand our operations through organic growth and acquisitions, including acquisitions of businesses that were not previously subject to and may not have familiarity with U.S. and other laws and regulations applicable to us or compliance policies similar to ours. For example, as described under the caption "Disclosures of Iranian Activities under Section 13(r) of the Securities Exchange Act of 1934" in Part I Item 1, Business of our Annual Report on Form 10-K filed with the SEC for the fiscal year ended October 31, 2013, in early 2013, we submitted a voluntary disclosure to the U.S. Department of Treasury's Office of Foreign Assets Control ("OFAC") in connection with certain unauthorized activities by employees of one of our non-U.S. subsidiaries that involved potential violations of sanctions regulations. Any violations of sanctions or export control regulations or other laws could subject us to civil or criminal penalties, including the imposition of substantial fines and interest or prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our reputation, our brand, our international expansion efforts, our business, and negatively impact our operating results.

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

•	rapidly changing customer and end user preferences or requirements.

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

Security is vital to our customers and end users, and breaches in the security of our solutions could adversely affect our reputation and results of operations.

We operate in an industry and business that makes us a target of attacks on our systems as well as attacks targeted at our payment solutions. Our business involves the collection, transmission, storage and use of proprietary data or personally-identifying information of our customers, business partners and employees, as well as, in certain cases, end-users of our products or services. We rely on electronic networks, computers, systems and programs to run our business and operations and, as a result, are exposed to risks of third-party security breaches, employee error, malfeasance, or other irregularities or compromises on our systems which could result in the loss or misappropriation of sensitive data, corruption of business data or other disruption to our operations. As we expand our solutions and services, we may handle increasing volumes of sensitive data, in which case we would expect to increasingly become a target of breach attempts. We have devoted significant resources to security measures, processes and technologies to protect and secure our networks and systems, but these cannot provide absolute security, especially in light of rapid advances in computer capabilities and cryptography. For example, an increasing number of companies have disclosed breaches of their security systems, some of which have involved sophisticated and highly targeted attacks on their network infrastructure. Because the techniques used to breach security safeguards change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

We have in the past experienced and may in the future experience security breaches related to unauthorized access to sensitive customer information. If the security of our solutions is compromised, our reputation and marketplace acceptance of our solutions will be adversely affected, which would cause our business to suffer. In addition, we may be subject to damages claims, lost sales, fines or lawsuits, which could adversely affect our results of operations. Furthermore, the costs associated with preventing breaches in the security of our solutions, such as investment in technology and related personnel and costs associated with the testing and verification of the security of our solutions, could adversely impact our financial condition and results of operations.

Changes in laws and regulations of privacy and protection of user data could adversely affect our business.

We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of proprietary information and personally-identifying information. The regulatory environment surrounding information security and data privacy varies from jurisdiction to jurisdiction and is constantly evolving and increasingly demanding. The restrictions imposed by such laws continue to develop and may require us to incur substantial costs, adopt additional compliance measures, such as notification requirements and corrective actions in the event of a security breach, and/or change our current or planned business models. For example, in the U.S., legislation is pending regarding restrictions on the use of geolocation information collected by mobile devices without consumer consent. If adopted, such legislation or any other restrictions imposed on use of location-based information or geolocation tracking could impact our implementation of mobile-based payments solutions that utilize such information or technology.

If our current security measures and data protection policies and controls are found to be non-compliant with relevant laws or regulations in any jurisdiction where we conduct business, we may be subject to penalties and fines, and may need to expend significant resources to implement additional data protection measures. In addition, we may be required to modify the features and functionality of our system solutions offerings in a way that is less attractive to customers.

We continue to experience significant and increasing levels of competition from existing and new competitors and a variety of technologies.

The markets for our system solutions and services are highly competitive and rapidly evolving, and we have been and expect to continue to be subject to significant and increasing competition from existing and new competitors and a variety of technologies. Traditionally, we have competed with other large manufacturers and distributors of electronic POS payment solutions, suppliers of cash registers that provide built-in electronic payment capabilities and producers of software that facilitates electronic payment over the Internet. In certain areas, we also compete with smaller companies that have been able to develop strong local or regional customer bases. In certain foreign countries, we compete with companies that are more established, benefit from greater name recognition and have greater resources within those countries than we do. In addition, we face significant downward pressures on prices in China, Brazil, India and other regions where price competition is increasingly intense in the POS hardware market, in particular from some local competitors. Any decrease in our selling prices in order to remain competitive in these markets could negatively impact our net revenues, gross margins and results of operations.

New competitors are entering the payments market rapidly with alternative payment solutions at the POS, such as mobile device-based card payment and processing solutions, including providers of “digital wallets” such as Merchant Customer Exchange, or MCX, an initiative supported by Walmart, Target and other major U.S. retailers and Google Wallet, which offer customers the ability to pay on mobile devices through a variety of payment methods, and providers of card readers for mobile devices and of other new POS technologies such as PayPal and Square. Some of these alternative solutions enable payment and processing at the POS without use of traditional payment terminals, such as those we manufacture and sell. In addition, some of these alternative solutions are offered by companies that are significantly larger than we are.

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

Our operations and performance depend significantly on worldwide economic conditions. For example, the current continued and prolonged weak macro-economic conditions in Europe and in some euro zone countries have resulted in a slowdown, and in some cases deferrals, of orders by customers, which has adversely impacted our business, financial condition and results of operations. Similarly, the significant slowdown and volatility in the U.S. and international economy and financial markets which began in the latter half of 2008 resulted in reduced demand for our products and adversely affected our business, financial condition and results of operations. The lower-than-expected growth rates in certain emerging market economies in which we operate have also had an adverse effect on our results of operations in these regions. In particular, the slowdown and volatility in the global markets resulted in softer demand in the financial and retail sectors, pricing pressures and more conservative purchasing decisions by customers, including a tendency toward lower-priced products and lower volume of purchases during the economic downturn. In some countries where we do business, the weakened economy has resulted in economic instability which has had negative effects, including a decrease in purchasing power due to currency devaluations. If these weak macro-economic conditions continue or if any economic recovery remains slow and fragile or is not sustained, our net revenues, business, financial condition and results of operations could be adversely impacted.

We expect certain markets where we conduct business, including parts of Europe, to continue to experience weakened or uncertain economic conditions in the near term, and some of our customers, prospective customers, suppliers, distributors and partners will continue to be negatively impacted by the continued global weakness in the economy. We cannot predict the extent and duration of the negative impact that global economic volatility may have on our business, operating results and financial condition. There is no assurance that governments and central banks will take actions to further stimulate the economy or any such actions will have positive or lasting impacts. Further, conditions such as political unrest or terrorist actions in other parts of the world, the continued uncertainty related to economic conditions, including the implementation and duration of the so-called “budget sequestration” in the U.S., the ongoing debate in the U.S. Congress regarding the national debt ceiling and federal budget deficit, the potential effect of the recent and any future federal government shutdown, additional taxes related to changes in the health care law and reports of continued high unemployment rates in the U.S. and some other regions, may negatively impact global economic conditions, including corporate and consumer spending, and liquidity of capital markets. Continued volatility in market conditions, such as fluctuations in foreign currency rates relative to the U.S. dollar, makes it difficult to forecast our financial guidance and/or to meet such guidance. If we fail to meet our financial guidance or the expectations of investment analysts or investors in any period, the market price of our stock could decline.
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

A central part of our strategic plan is to increase services offerings so that we can derive higher overall net revenues and margins, develop deeper relationships with our customers and drive more predictable financial results. With our December 2011 acquisition of Point, we are introducing Point's Payment-as-a-Service model in multiple jurisdictions. Implementing a new services model is difficult and involves management focus, upfront local infrastructure and capital costs and other resources that could otherwise be utilized in research and development of other hardware and software product offerings, and the build-out of local service and support teams. In addition, the competitive environment for services is very different in each market, and the bundle of services being offered must be customized to compete effectively. Markets may take longer to adopt a payment-as-a-service model than we anticipate or may choose not to adopt this model at all. We may also be competing against others, including certain of our customers that distribute our terminals, who already offer similar services. Continued weakness in the global economy may also negatively impact our ability to implement our Payment-as-a-Service model within the time frames we desire and to achieve the benefits we anticipate. If we are unsuccessful in executing on our implementation of the Payment-as-a-Service model and obtaining customer acceptance of our service offerings or are unable to implement the model while also maintaining focus on other key areas of our business, we may not be able to generate sufficient returns on our investments in the services business and our net revenues, income and profitability will be adversely affected.

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

During the three months ended January 31, 2014, approximately 73% of our net revenues were generated outside of the U.S. During the fiscal year ended October 31, 2013, approximately 72% of our net revenues were generated outside of the U.S. The percentage of net revenues generated outside of the U.S. has increased over recent years and may continue to increase over time. In particular, our acquisition of Point has increased our business in the Nordic regions and elsewhere in Northern Europe and our acquisition of Hypercom has increased our business significantly in the EMEA region and Asia. Part of our strategy is to expand our penetration in existing foreign markets and to enter new foreign markets, particularly emerging markets where we expect to see growth in electronic payments and related services. Our ability to penetrate some international markets may be limited due to different technical standards, protocols or product requirements. Expansion of our international operations will require significant management attention and financial resources. Certain emerging markets, such as those in the Middle East and Africa, may require longer lead times to develop distribution channels, may involve distribution channels with greater business and operational risk due to their relatively shorter operating histories, may be dependent upon the timing and success of local electronic payments initiatives and related infrastructure investments in such markets, as well as require additional time and effort to obtain product certifications and gain market acceptance for our products. Our international net revenues will depend on our success in a number of areas, including:

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

A significant portion of our net revenues are on an open credit basis, with typical payment terms of up to 60 days in the U.S. and longer in some international markets due to local customs or conditions. In the past, there have been bankruptcies among our customer base. Credit risks may be higher and/or collections may be more difficult to enforce in emerging markets where we conduct business, including for example where the market for our products and solutions is still developing and their acceptance uncertain, and future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition. Also, certain customers that are invoiced in U.S. dollars, such as those based in Venezuela, have experienced, and may continue to experience, difficulties in obtaining U.S. dollars due to local currency controls, and therefore may not be able to remit timely payment to us. Additionally, to the extent that the ongoing uncertainty in the global economy continues to make it more difficult for some customers to obtain financing or access U.S. dollar currency, our customers' ability to pay could be adversely impacted, which in turn could have a material adverse impact on our business, cash flows, operating results and financial condition.

If we do not accurately forecast customer demand and effectively manage our product mix and inventory levels, we may lose sales from having too few or the wrong mix of products or incur costs associated with excess inventory.

If we inaccurately forecast demand for our products, we could end up with too many products and be unable to sell the excess inventory in a timely manner, if at all, or, alternatively, we could end up with too few products and not be able to satisfy demand. This problem is exacerbated because we generally receive a significant volume of customer orders towards the end of each fiscal quarter which leaves us little room to adjust inventory mix to match demand. During the transition from an existing product to a new replacement product, we must accurately predict the demand for the existing and the new product. Furthermore, introducing new products into our current markets or existing products into new markets involves the uncertainty of whether the market will adopt our product in the volumes and time frames that we anticipate or at all. Our inability to properly manage our inventory levels could cause us to incur increased expenses associated with writing off excessive or obsolete inventory, lose sales or have to ship products by air freight to meet immediate demand, incurring incremental freight costs above sea freight costs, a preferred method, and suffering a corresponding decline in gross margins. If we do not accurately predict demand, we could also incur increased expenses associated with binding commitments to certain third-party contract manufacturers and suppliers which would negatively impact our gross margins and operating results. For example, as of January 31, 2014, the amount of purchase commitments issued to contract manufacturers and component suppliers totaled approximately $107.4 million. Of this amount, $14.4 million has been recorded in Accruals and other current liabilities in our Condensed Consolidated Balance Sheets because these commitments are not expected to have future value to us. For additional information regarding our commitments to third-party manufacturers and suppliers, see Note 8, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. During times of economic uncertainty, such as the global economic recession that continues to impact certain parts of Europe, it becomes more difficult to accurately forecast demand and manage our inventory levels. Deteriorating market conditions have in the past and can in future periods cause us to incur additional costs associated with excess and obsolete inventory, scrap, and excess inventory held by our contract manufacturers.

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

We are currently a party in several litigation proceedings. If any of these proceedings are resolved adversely to us, this could have a material adverse effect on our business, financial condition, results of operations or cash flows. For example, in connection with the restatement of our historical interim financial statements during fiscal year 2007, a number of securities class action complaints were filed against us and certain of our officers, and purported derivative actions were also filed against certain of our current and former directors and officers. As described in Part II Item 1. Legal Proceedings of this Quarterly Report on Form 10-Q, the U.S. District Court for the Northern District of California issued an order on October 15, 2013 and a revised order on October 16, 2013, preliminarily approving the settlement agreement we reached with the plaintiffs in the pending securities class action case, caption In re VeriFone Holdings, Inc. Securities Litigation, pursuant to which we would pay $95.0 million, subject to certain adjustments if VeriFone is acquired within six months from the court's preliminary approval of the settlement, to the plaintiffs to settle the action. We and our insurance carriers have deposited a total of $95.0 million into an escrow account for the settlement. On February 18, 2014, the court issued an order granting the parties’ motion for settlement, and indicated that it intended to issue a final approval of the settlement, subject to the lead plaintiff’s submission of a notice plan regarding Israeli investors that includes (i) a longer time period for Israeli class members to file their claims and (ii) dissemination to Israeli investors of a Hebrew language version of the notice of the proposed settlement, proof of claim and release form (the “Hebrew-Language Notice”). On February 20, 2014, in response to the court’s order, the lead plaintiff filed a proposed notice plan that included (i) an extension of the time period for Israeli class members to file claims to April 30, 2014, (ii) a plan to mail the Hebrew-Language Notice to Israeli investors, (iii) a plan to publish the Hebrew-Language Notice in a leading newspaper in Israel, and (iv) a revision to the claims website to post the Hebrew-Language Notice and make clear that the claims deadline for Israeli class members has been extended to April 30, 2014. On February 25, 2014, the court issued a final order approving the settlement, dismissing the case with prejudice and entering judgment in the action. We expect that the funds in the escrow account will be released to class members who have submitted claims on or before June 30, 2014. In fiscal year 2013, we recorded a total expense of $61.2 million for this securities class action, which represents the amount of the settlement (not including the contingent payment in case of a change of control) that we do not expect to be covered by insurance.

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

Furthermore, we are, and in the future may be, involved in various litigation and regulatory matters, such as contract disputes and labor claims, that arise in the ordinary course of business.

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

The outcome of litigation and tax assessments is inherently difficult to predict. If any such litigation or tax assessment is resolved adversely to us (whether as a result of a court judgment or a decision by us to settle litigation to avoid the distraction, expense and inherent risks of continued litigation), this could have a material adverse effect on our business, financial condition, results of operations and cash flows. Furthermore, even when we are able to reasonably estimate the probable loss and thus record an accrual for such probable and reasonably estimable loss contingency, the accrual may change due to new developments or changes in our estimates. For a description of our material pending litigation, see Part II, Item 1, Legal Proceedings, of this Quarterly Report on Form 10-Q.

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

We have received, and have currently pending, third-party infringement claims and may receive additional notices of claims of infringement in the future. As we expand into other payment technologies and as competition in this area increases, it is possible that the rate at which third parties bring claims will increase. Infringement claims may cause us to incur significant costs in defending against those claims or to settle claims to avoid costly or protracted litigation even if we believe those claims are without merit. For example, in March 2008, Cardsoft, Inc. and Cardsoft (Assignment for the Benefit of Creditors), LLC commenced an infringement action against us and others. On June 8, 2012, following a jury trial in the Eastern District of Texas, Marshall Division, the jury issued a verdict against us and awarded Cardsoft infringement damages and royalties. On October 30, 2013, the court issued judgment upholding the jury’s infringement verdict and the award of damages of approximately $15.4 million. The court also granted Cardsoft pre-judgment interest, post-judgment interest and certain costs, the exact amounts of which are yet to be determined. In addition, the court ruled that there should be an ongoing royalty, but has not yet set a rate for such royalty. Infringement claims are expensive and time consuming to defend against, regardless of the merits or ultimate outcome. Although we believe Cardsoft's claims are without merit, we have had to expend substantial time and funds to defend these claims, and we expect to continue to incur costs to defend this litigation. Similar claims may result in additional protracted and costly litigation. There can be no assurance that we will prevail in any such actions or that any license required under any such patent or other intellectual property would be made available on commercially acceptable terms, if at all. An unfavorable outcome in any such litigation, including our planned appeal of the district court's judgment in the Cardsoft litigation, could result in a significant judgment of damages against us, which could materially and adversely impact our financial results, financial condition and cash flows. See Note 8, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

Our international sales of system solutions tend to carry lower average selling prices and therefore have lower gross margins than our sales in the U.S. We also face increasing downward pressure on prices in certain international markets such as China, where competition from local low-cost vendors has increased significantly, Brazil where competition has intensified, and in India where we continue to work to expand our business. In addition, the costs associated with international trade may be higher as a result of the importation costs, duties and trade requirements or other import or export control laws and regulations imposed by some jurisdictions where we do business. As a result, any improvement in our results of operations from our expansion internationally will likely not be as favorable or profitable as an expansion of similar magnitude in the U.S. In addition, we are unable to predict for any future period our proportion of net revenues that will result from international sales versus sales in the U.S. Variations in this proportion from period to period may lead to volatility in our results of operations which, in turn, may depress the trading price of our stock.

We depend on a limited number of customers, including distributors and resellers, for a large percentage of our net revenues. If we do not effectively manage our relationships with them, our net revenues and operating results could suffer.

A significant percentage of our net revenues is attributable to a limited number of customers, including distributors and ISOs. For example, one customer accounted for 10.7% of net revenues in our Americas reportable segment in such period. Our net revenues are dependent in part on the timing of purchases by our large customers. If any of our large customers significantly reduces or delays purchases from us or if we are required to sell products to them at reduced prices or on other terms less favorable to us, our net revenues, profitability, cash flows and net income could be materially and adversely affected. In addition, if we are not able to adequately and timely respond to demands for new or additional products or features from any of our large customers, that customer may decide to reduce its order or not to purchase from us at all, which could have a material adverse effect on our business and results of operations.

We depend on distributors and resellers to sell a significant portion of our solutions. If we do not effectively manage our relationships with them, our net revenues and results of operating results could suffer.

We sell a significant portion of our solutions through third-party resellers such as independent distributors, ISOs, value-added resellers, and payment processors. We depend on their active marketing and sales efforts. These resellers also provide after-sales support and related services to end user customers, and generally have valuable knowledge and experience with the customer base in the territories they serve. When we introduce new applications and solutions, these resellers also provide critical support for developing and supporting the custom software applications to run on our various electronic payment systems and, internationally, in obtaining requisite certifications in the markets in which they are active. Accordingly, the pace at which we are able to introduce new solutions in markets in which these resellers are active depends on the resources they dedicate to these tasks. Moreover, our arrangements with these resellers typically do not prevent them from selling products of other companies, including our competitors, and such resellers may elect to market our competitors' products and services in preference to our system solutions. In addition, we may offer similar services as those offered by certain of our resellers as we introduce our Payment-as-a-Service model. If one or more of our major resellers terminates or otherwise adversely changes its relationship with us, we may be unsuccessful in replacing such relationship. The loss of any of our major resellers could impair our ability to sell our solutions and result in lower net revenues and income. It could also be time-consuming and expensive to replicate, either directly or through other resellers, the certifications and the custom applications owned by these resellers.

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

We performed our annual review for potential indicators of impairment during the fourth fiscal quarter of fiscal year 2013, and concluded that there was no indicator of impairment at October 31, 2013. We will continue to evaluate the carrying value of our goodwill and intangible assets. The process of evaluating the potential impairment of goodwill and intangible assets is subjective and requires significant judgment at many points during the analysis. Our evaluation of potential impairment of goodwill could be negatively affected by a variety of factors, including declines in our stock price, failure to meet our internal forecasts, and weakening of macroeconomic conditions or significant changes in management structure or business strategies. If we determine in the future that there is potential further impairment in any of our reporting units, we may be required to record additional charges to earnings, which could materially and adversely affect our financial results and could also materially and adversely affect our business. See Note 8, Goodwill and Purchased Intangible Assets, in the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K we filed with the SEC for the fiscal year ended October 31, 2013 and Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates -- Goodwill, of this Quarterly Report on Form 10-Q for additional information related to impairment of goodwill and intangible assets.

The value of our deferred tax assets may not be realizable to the extent our future profits are less than we have projected and we may be required to record valuation allowances against previously-booked deferred tax assets, which may have a material adverse effect on our results of operations and our financial condition.

Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, capital loss carry-forwards and net operating losses. We evaluate the realizability of our deferred income tax assets and assess the need for a valuation allowance on an ongoing basis. In evaluating our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible and before our capital loss carry-forwards and net operating losses expire. Our assessment of the realizability of our deferred income tax assets requires significant judgment. If we fail to achieve our projections or if we need to lower our projections, we may not have sufficient evidence of our ability to realize our deferred tax assets, and we may need to increase our valuation allowance. For example, for the fiscal year ended October 31, 2013 we recorded a $245.0 million valuation allowance against a significant portion of our deferred tax assets, primarily in the U.S., because our three year cumulative U.S. pretax losses raised uncertainty about the likelihood of realization of those deferred tax assets. For further information regarding this valuation allowance, see Note 5, Income Taxes, in the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K filed with the SEC for the fiscal year ended October 31, 2013. There is no assurance that we will not record valuation allowance in future periods against previously-booked deferred tax assets. Any increase in the valuation allowance would result in additional income tax expense which could have a material adverse effect on our results of operations and financial condition.

Changes in our effective tax rate could adversely affect results of operations.

Our effective tax rate could be adversely affected by a number of factors, including shifts in the mix of pretax profits and losses by tax jurisdiction, loss or cessation of tax holidays or other tax benefits, our ability to generate tax credits, the tax impact of nondeductible compensation, and changes in accounting rules, tax laws and regulations, and related interpretations, in the jurisdictions in which we operate. The United States, countries in the European Union and other countries where we do business have been considering changes in tax laws applicable to multinational corporations. These potential changes in tax laws could have an adverse effect on our effective tax rate.

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

We have previously received tax benefits related to our operations in Israel and Singapore. Our subsidiary in Israel (formerly Lipman) previously received tax benefits under Israeli law for capital investments that were designated as “Approved Enterprises” through October 31, 2009. To the extent that these prior year earnings are distributed to the U.S. in the future, our Israeli subsidiary could be required to remit corporate income tax on these earnings at the applicable rate, between 27% and 36%. In addition, our subsidiary in Singapore previously received tax benefits under the Singapore Pioneer Tax Holiday provision (the “Tax Holiday”) which expired on October 31, 2012. Our effective tax rate could be adversely affected to the extent that tax authorities in Singapore challenge our Tax Holiday.

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

In 2012, the SEC adopted rules pursuant to Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act requiring disclosure of the use of certain minerals that are mined from the Democratic Republic of Congo and adjoining countries beginning in May 2014. We have incurred and expect to continue to incur costs associated with complying with these disclosure requirements, including for conducting diligence procedures to determine the sources of conflict minerals that may be used or are necessary to the production of our products and, if applicable, potential changes to products, processes or sources of supply in response to the findings resulting from such verification activities. In addition, these rules could adversely affect the sourcing, supply and pricing of materials used in our products, particularly if the number of suppliers offering minerals identified as “conflict minerals” that are sourced from locations other than the Democratic Republic of Congo and adjoining countries is limited. We may suffer reputational harm if we determine that certain of our products contain minerals not determined to be conflict-free and/or we are unable to alter our products, processes or sources of supply to avoid such materials. In addition, we may face reputational harm if we are unable to sufficiently verify the origins of conflict minerals used in our products.

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

On the other hand, our business also benefits from changes in industry standards and government regulations as well as technological changes, which are large drivers of customer upgrade cycles. For example, if EMV standards are required in the U.S., as currently anticipated, we expect that our business could benefit as customers move to upgrade their systems. If these or other standards are not implemented on the timeline we expect, or at all, or if they are implemented but we cannot deliver products that comply with these standards in a timely manner or at all, our business will suffer. If customers do not continue to upgrade their terminals due to technological changes or changes in standards or government regulations, demand for our offerings could reach a saturation point, which would adversely affect our results of operations.

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

We offer complex solutions that are susceptible to undetected hardware and software errors or failures. Our solutions may experience failures when first introduced, as new versions are released, or at any time during their lifecycle. We cannot assure you that, despite our testing procedures and controls over manufacturing quality, errors will not be found in our products. Field failure may result from usage with third-party issued payment cards, for example, if such usage generates excess electrostatic discharge. Defects may also arise from third-party components that are incorporated into our products, such as hardware modules, chipsets or battery cells. Our customers may also run third-party software applications on our electronic payment systems. Errors in such third-party applications could adversely affect the performance of our solutions. Any product recalls or delays in implementation of our products as a result of, or perceived to be resulting from, our errors or failures could result in the loss of customers, fines incurred by our customers due to failure to comply with payment system rules for which we may be obligated to compensate our customers, loss of or delays in market acceptance of our solutions, diversion of the attention of our research and development personnel from product development efforts and harm to our credibility and relationships with our customers, adversely affect our business and reputation, and increase our product costs which could negatively impact our margins, profitability, and results of operations. Any significant returns or warranty claims for any of our products, including products from acquisitions, could result in significant additional costs to us, such as costs to implement modifications to correct defects, recall and replace products, and defend against litigation related to defective products or related property damage or personal injury, and could adversely affect our results of operations.

Identifying and correcting defects can be time-consuming, costly and in some circumstances extremely difficult. It may take several months to correct software errors, and even longer for hardware defects. The delays in correcting product defects could exacerbate the adverse impact product defects or failures may have on our business, results of operations, financial condition and reputation.

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

Changes to our management and strategic business plan may cause uncertainty regarding the future of our business, and may adversely impact employee hiring and retention, our stock price, our customer relationships, and our results of operations and financial condition.

We have experienced, and may experience in the future, changes in our management team. In March 2013, following the resignation of our former CEO, our Board commenced an extensive search for a new, permanent CEO while our then Chairman of the Board, Mr. Richard A. McGinn, stepped in as Interim CEO. The Board appointed Mr. Paul Galant as our new CEO, effective October 1, 2013. Earlier in the fiscal year, in February 2013, Mr. Marc Rothman joined VeriFone as CFO following the resignation of our former CFO. Further, during 2013, we have announced certain other technology, sales, marketing, and operations management changes, including the appointment of Mr. Sunil Kappagoda as President, VeriFone Asia Pacific and Executive Vice President, Corporate Strategy in July 2013, Mr. William K. Nelson as Executive Vice President, Global Product Management and Services in October 2013, and Mr. Alok Bhanot as Executive Vice President, Engineering and Chief Technology Officer in December 2013, as well as the resignation of Mr. Eliezer Yanay as Chief Operations Officer in November 2013. During this time of transition, our new executive leadership and our continuing executives have been designing and implementing changes to our strategic business plans, in order to better position the Company for strategic growth and long-term profitability. In addition, during the last several fiscal years, we implemented workforce reduction plans reducing the number of employees and contractors in certain areas and reassigning certain employee duties. Our management changes, workforce reduction and changes to our strategic business plan, as well as the potential for additional changes in the future, may introduce uncertainty regarding our business prospects and may result in disruption of our business and our customer relationships. In addition, these changes could distract our employees and make it more difficult to retain and hire new talent. These changes could also increase the volatility of our stock price. If we are unable to mitigate these or other similar risks, our business, results of operations, and financial condition may be adversely affected.

We may not be able to attract, integrate, manage, and retain qualified personnel.

Our success depends to a significant degree upon the continued contributions of our key senior management, engineering, sales and marketing, and manufacturing personnel, many of whom would be difficult to replace. In addition, our future success also depends on our ability to attract, integrate, manage, and retain highly skilled employees throughout our business. Competition for some of these personnel is intense, and in the past we have had difficulty hiring, in our desired time frame, employees that have the specific qualifications required for a particular position. Additionally, we may be unsuccessful in attracting and retaining personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as timely product introductions, and our business and profitability may suffer.

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

On December 28, 2011, our principal subsidiary, VeriFone, Inc., entered into a secured credit agreement (as amended, the "2011 Credit Agreement") for total senior secured credit facilities of $1.5 billion, initially consisting of a Term A loan facility of $918.5 million (the "Term A Loan"), a Term B loan facility of $231.5 million (the "Term B Loan") and a revolving credit facility permitting borrowings of up to $350.0 million (the "Revolving Loan"). These credit facilities were made available (i) to fund a portion of the cash consideration for our acquisition of Point, (ii) to refinance certain existing debt at Point, (iii) to repay all outstanding amounts under our senior secured credit agreement entered into as of October 31, 2006, (iv) to fund an escrow to repay at maturity or upon earlier conversion at the option of the holders thereof our 1.375% senior convertible notes due June 2012, and (v) to pay related fees and expenses as well as for working capital requirements and for other general corporate purposes. The 2011 Credit Agreement was amended on October 15, 2012 to provide additional commitments under the Term A Loan and the Revolving Loan. On July 19, 2013, VeriFone, Inc. entered into an amendment to the 2011 Credit Agreement, pursuant to which VeriFone, Inc. amended certain metrics used in calculating the leverage ratios, and prepaid the Term A Loan in the aggregate principal amount of $20.0 million and the Term B Loan in the aggregate principal amount of $50.0 million. On December 24, 2013, we paid in full the remaining outstanding balance of $48.4 million under the Term B Loan. As of January 31, 2014, we had outstanding loan balances of $909.3 million under our Term A Loan and $90.0 million drawn on the Revolving Loan. See Note 7. Financings, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Our 2011 Credit Agreement contains customary covenants that require maintenance of certain specified financial ratios and restricts the ability of certain of our subsidiaries to make certain distributions with respect to their capital stock, prepay other debt, encumber their assets, incur additional indebtedness, make capital expenditures above specified levels, engage in certain business combinations, or undertake various other corporate activities. Therefore, as a practical matter, these covenants restrict our ability to engage in or benefit from such activities. Further, VeriFone, Inc. must limit its leverage ratio and maintain interest coverage ratio at or above specified thresholds. In addition, we have, in order to secure repayment of the Term A Loan and Revolving Loan, pledged a substantial amount of our assets and properties. This pledge may reduce our operating flexibility because it restricts our ability to dispose of these assets or engage in other transactions that may be beneficial to us.

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

Following our acquisition of Point in December 2011 and the related entry into the 2011 Credit Agreement, our outstanding indebtedness and debt service obligations are substantial. As of January 31, 2014, we had total indebtedness outstanding of $1.0 billion related to the 2011 Credit Agreement. Principal payments on our Term A Loan facility are required to be repaid in quarterly installments of the following percentages of the original balance outstanding under the Term A Facility: 1.25% for each of the first eight calendar quarters after the closing date of the 2011 Credit Agreement on December 28, 2011 through the quarter ended December 31, 2013; 2.50% for each of the next eight calendar quarters through the quarter ending December 31, 2015 and 5.00% for each of the calendar quarters ending March 31, 2016, June 30, 2016 and September 30, 2016 with the balance being due at maturity on December 28, 2016. Outstanding amounts may also be subject to mandatory prepayment with the proceeds of certain asset sales and debt issuances. See Note 9, Financings, in the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K filed with the SEC for the fiscal year ended October 31, 2013 for a schedule of the principal payments due under our financings.

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

Interest rates applicable to our debt are expected to fluctuate based on economic and market factors that are beyond our control. In particular, all of the outstanding debt under our 2011 Credit Agreement has a floating interest rate. Although we have entered into a swap arrangement that converted the floating interest rate to a fixed interest rate for an aggregate principal amount of $500 million under the 2011 Credit Agreement through March 2015, any significant increase in market interest rates, and in particular the short-term LIBOR rates, could result in a significant increase in interest expense on the portion of our debt not covered by such swap arrangement and during periods after the expiration of such swap arrangement, which could negatively impact our net income and cash flows.

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
Date: March 11, 2014

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