Form 10-Q
period 2014-04-30
VERIFONE SYSTEMS, INC.
filed 2014-06-05
CIK 1312073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2014
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on May 30, 2014:

Class	Number of shares
Common Stock, $0.01 par value per share	111,722,717

VERIFONE SYSTEMS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

VERIFONE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended April 30,		Six Months Ended April 30,
	2014	2013	2014	2013
	(Unaudited, in thousands, except per share data)
Net revenues:
System solutions	$290,734	$276,560	$551,900	$558,268
Services	175,683	149,727	350,583	296,766
Total net revenues	466,417	426,287	902,483	855,034
Cost of net revenues:
System solutions	187,571	180,872	355,079	355,115
Services	103,572	91,109	201,913	173,651
Total cost of net revenues	291,143	271,981	556,992	528,766
Total gross margin	175,274	154,306	345,491	326,268
Operating expenses:
Research and development	49,999	41,581	100,531	81,383
Sales and marketing	56,417	46,496	107,028	92,244
General and administrative	48,749	43,676	99,663	83,657
Litigation settlement and loss contingency expense	9,000	69,000	9,000	69,000
Amortization of purchased intangible assets	24,657	23,122	49,332	47,818
Total operating expenses	188,822	223,875	365,554	374,102
Operating loss	(13,548)	(69,569)	(20,063)	(47,834)
Interest, net	(9,490)	(11,249)	(20,879)	(22,751)
Other income (expense), net	(1,183)	2,306	(6,310)	6,246
Loss before income taxes	(24,221)	(78,512)	(47,252)	(64,339)
Income tax benefit	(658)	(21,483)	(7,592)	(19,020)
Consolidated net loss	(23,563)	(57,029)	(39,660)	(45,319)
Net income attributable to noncontrolling interests	(352)	(1,347)	(488)	(1,219)
Net loss attributable to VeriFone Systems, Inc. stockholders	$(23,915)	$(58,376)	$(40,148)	$(46,538)
Net loss per share attributable to VeriFone Systems, Inc. stockholders:
Basic	$(0.22)	$(0.54)	$(0.36)	$(0.43)
Diluted	$(0.22)	$(0.54)	$(0.36)	$(0.43)
Weighted average number of shares used in computing net loss per share:
Basic	111,104	108,314	110,706	108,122
Diluted	111,104	108,314	110,706	108,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended April 30,		Six Months Ended April 30,
	2014	2013	2014	2013
	(Unaudited, in thousands)
Net loss attributable to VeriFone Systems, Inc. stockholders	$(23,915)	$(58,376)	$(40,148)	$(46,538)

Other comprehensive income (loss):
Net change in:
Foreign currency translation	15,680	(44,737)	(3,016)	3,538
Unrealized gain (loss) on derivatives, net of tax	224	(243)	489	684
Other	28	(299)	(144)	11
Comprehensive loss attributable to VeriFone Systems, Inc. stockholders	$(7,983)	$(103,655)	$(42,819)	$(42,305)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2014	October 31, 2013
	(Unaudited, in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$229,829	$268,220
Accounts receivable, net of allowances of $9,815 and $12,652	300,843	284,020
Inventories, net	113,338	138,695
Prepaid expenses and other current assets	124,698	134,057
Total current assets	768,708	824,992
Fixed assets, net	180,946	172,187
Purchased intangible assets, net	559,694	642,890
Goodwill	1,254,568	1,252,472
Deferred tax assets, net	25,167	23,897
Other long-term assets	72,015	77,282
Total assets	$2,861,098	$2,993,720

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$146,858	$116,533
Accruals and other current liabilities	230,677	292,019
Deferred revenue, net	97,601	86,576
Short-term debt	103,843	92,536
Total current liabilities	578,979	587,664
Long-term deferred revenue, net	49,919	42,622
Long-term deferred tax liabilities	158,881	175,945
Long-term debt	836,411	943,325
Other long-term liabilities	94,656	92,510
Total liabilities	1,718,846	1,842,066
Commitments and contingencies
Redeemable noncontrolling interest in subsidiary	711	593
Stockholders’ equity:
Preferred stock: $0.01 par value, 10,000 shares authorized, no shares issued and outstanding as of April 30, 2014 and October 31, 2013, respectively	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 111,485 and 110,160 shares issued and outstanding as of April 30, 2014 and October 31, 2013, respectively	1,115	1,102
Additional paid-in capital	1,633,212	1,598,735
Accumulated deficit	(540,226)	(500,078)
Accumulated other comprehensive income	12,176	14,847
Total stockholders’ equity	1,106,277	1,114,606
Noncontrolling interest in subsidiaries	35,264	36,455
Total liabilities and equity	$2,861,098	$2,993,720

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended April 30,
	2014	2013
	(Unaudited, in thousands)
Cash flows from operating activities
Consolidated net loss	$(39,660)	$(45,319)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Depreciation and amortization, net	106,143	101,224
Stock-based compensation expense	27,609	22,388
Deferred income taxes, net	(14,387)	(42,216)
Other	6,402	1,000
Net cash provided by operating activities before changes in operating assets and liabilities	86,107	37,077
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable, net	(16,678)	50,140
Inventories, net	24,858	(1,646)
Prepaid expenses and other assets	4,544	(3,294)
Accounts payable	29,786	(41,537)
Deferred revenue, net	18,766	12,043
Other current and long-term liabilities	(58,948)	79,798
Net change in operating assets and liabilities	2,328	95,504
Net cash provided by operating activities	88,435	132,581

Cash flows from investing activities
Capital expenditures	(41,902)	(42,213)
Acquisition of businesses, net of cash and cash equivalents acquired	—	(11,953)
Other investing activities, net	2,618	7,989
Net cash used in investing activities	(39,284)	(46,177)

Cash flows from financing activities
Proceeds from debt, net of issuance costs	86,906	30,053
Repayments of debt	(182,639)	(58,402)
Proceeds from issuance of common stock through employee equity incentive plans	10,388	5,075
Payments of acquisition-related contingent consideration	(415)	(9,280)
Other financing activities, net	(1,559)	(1,689)
Net cash used in financing activities	(87,319)	(34,243)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(223)	(280)

Net increase (decrease) in cash and cash equivalents	(38,391)	51,881
Cash and cash equivalents, beginning of period	268,220	454,072
Cash and cash equivalents, end of period	$229,829	$505,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

Note 1. Principles of Consolidation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of VeriFone Systems, Inc. and our wholly-owned and majority-owned subsidiaries, and have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions on Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. All significant inter-company accounts and transactions have been eliminated. In accordance with those rules and regulations, we have omitted certain information and notes normally provided in our annual consolidated financial statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring items, necessary for the fair presentation of our financial position and results of operations for the interim periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013. The results of operations for the three and six months ended April 30, 2014 are not necessarily indicative of the results expected for the entire fiscal year.

We operate in three segments: Americas, EMEA, and ASPAC. Our Americas segment is defined as our operations in North America, South America, Central America, and the Caribbean. Our EMEA segment is defined as our operations in Europe, the Middle East, and Africa. Our ASPAC segment consists of our operations in Asia, Australia, New Zealand, and other Asia Pacific Rim countries. Our reportable segments are the same as our operating segments. We determine our operating segments based on discrete financial information used by our Chief Executive Officer, who is our chief operating decision maker, to assess performance, allocate resources, and make decisions regarding VeriFone's operations. Our Chief Executive Officer is evaluating using global product line financial information to manage the business in the future. If our Chief Executive Officer is provided different financial information to assess performance, allocate resources and make decisions regarding VeriFone's operations, we will reassess our operating segment presentation.

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

Significant Accounting Policies

During the three and six months ended April 30, 2014, there have been no changes in our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013.

Concentrations of Credit Risk

For the three months ended April 30, 2014 and 2013 no single customer accounted for more than 10% of our total net revenues. For the three months ended April 30, 2014, one customer accounted for approximately 12.5% of total net revenues in our Americas reportable segment and one customer accounted for approximately 11.7% of total net revenues in our ASPAC reportable segment. No single customer accounted for more than 10% of total net revenues in our EMEA reportable segment for the three months ended April 30, 2014. For the three months ended April 30, 2013, one customer accounted for approximately 14.2% of total net revenues in our Americas reportable segment and one customer accounted for approximately 15.5% of total net revenues in our

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ASPAC reportable segment. No single customer accounted for more than 10% of total net revenues in our EMEA reportable segment for the three months ended April 30, 2013.

For the six months ended April 30, 2014 and 2013 no single customer accounted for more than 10% of our total net revenues. For the six months ended April 30, 2014, no single customer accounted for more than 10% of total net revenues in any of our reportable segments. For the six months ended April 30, 2013, three customers accounted for approximately 11.2%, 10.7% and 10.2% of total net revenues in our ASPAC reportable segment, and no single customer accounted for more than 10% of total net revenues in our other reportable segments.

As of April 30, 2014 and October 31, 2013, no single customer accounted for more than 10% of our Accounts receivable, net.

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

During April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have or will have a major effect on an entity’s operations and financial results, and requires expanded disclosures for discontinued operations. ASU 2014-08 is effective for all disposals of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued or available for issuance. We adopted ASU 2014-08 effective April 30, 2014, and adoption had no impact on our financial statement presentation, financial position or results of operations.

During May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides new guidance on the recognition of revenue and states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We are currently evaluating the impact of the adoption of this accounting standard update on our consolidated financial position or results of operations.

Note 2. Net Loss per Share of Common Stock

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

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the computation of net loss per share of common stock (in thousands, except per share data):

	Three Months Ended April 30,		Six Months Ended April 30,
	2014	2013	2014	2013
Basic and diluted net loss per share attributable to VeriFone Systems, Inc. stockholders:
Numerator:
Net loss attributable to VeriFone Systems, Inc. stockholders	$(23,915)	$(58,376)	$(40,148)	$(46,538)
Denominator:
Weighted average shares attributable to VeriFone Systems, Inc. stockholders - basic	111,104	108,314	110,706	108,122
Weighted average effect of dilutive securities:
Stock options, RSUs and RSAs	—	—	—	—
Weighted average shares attributable to VeriFone Systems, Inc. stockholders - diluted	111,104	108,314	110,706	108,122
Net loss per share attributable to VeriFone Systems, Inc. stockholders:
Basic	$(0.22)	$(0.54)	$(0.36)	$(0.43)
Diluted	$(0.22)	$(0.54)	$(0.36)	$(0.43)

For the three months ended April 30, 2014 and 2013, equity incentive awards representing 9.2 million and 6.8 million shares of common stock, respectively, were anti-dilutive. For the six months ended April 30, 2014 and 2013, equity incentive awards representing 9.2 million and 6.7 million shares of common stock, respectively, were anti-dilutive. Anti-dilutive awards, which include stock options, RSUs and RSAs, could impact future calculations of diluted net income per share in periods when we are profitable if the fair market value of our common stock increases.

Warrants to purchase 7.2 million shares of our common stock were outstanding at April 30, 2013 and expired unexercised in equal amounts on each trading day from December 19, 2013 to February 3, 2014. The warrants were anti-dilutive in all periods presented because the warrants' $62.356 exercise price was greater than the average share price of our common stock during each of those periods when they were outstanding.

Note 3. Income Taxes

We recorded an income tax benefit of $0.7 million and $21.5 million for the three months ended April 30, 2014 and 2013, respectively. We recorded income tax benefits of $7.6 million and $19.0 million for the six months ended April 30, 2014 and 2013, respectively. The income tax benefit for the six months ended April 30, 2014 includes tax benefits from statutory tax rate changes in certain foreign countries, decreases in prior year unrecognized tax benefits, and other discrete activity. Losses generated during the three and six months ended April 30, 2014 in the U.S. federal, state, and certain foreign jurisdictions did not result in a tax benefit due to valuation allowances. The income tax benefit for the three and six months ended April 30, 2013 includes a discrete tax benefit of $21.3 million related to Litigation settlement and loss contingency expense and a discrete tax benefit of $7.2 million related to the impact of changes in the statutory tax rates on deferred taxes offset by a discrete tax expense of $10.7 million related to an increase in uncertain tax positions.

Our total unrecognized tax benefits were approximately $114.3 million as of April 30, 2014. The amount of unrecognized tax benefits could be reduced upon closure of tax examinations or if the statute of limitations on certain tax filings expires without assessment from the relevant tax authorities. We believe that it is reasonably possible that there could be an immaterial reduction in unrecognized tax benefits due to statute of limitation expirations in multiple tax jurisdictions during the next 12 months. Interest and penalties accrued on these uncertain tax positions will also be released upon the expiration of the applicable statute of limitations.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4. Balance Sheet and Statement of Operations Details

Cash and Cash Equivalents

As of April 30, 2014 and October 31, 2013, $203.9 million and $206.2 million, respectively, of our cash and cash equivalents were held by our foreign subsidiaries. If we decide to distribute or use such cash and cash equivalents outside those foreign jurisdictions, including a distribution to the U.S., we may be subject to additional taxes or costs.

As of April 30, 2014 and October 31, 2013, Prepaid expenses and other current assets included $6.7 million and $5.6 million, respectively, of restricted cash, and Other long-term assets included $8.2 million and $8.6 million, respectively, of restricted cash. Restricted cash was mainly comprised of pledged deposits and deposits to Brazilian courts related to tax proceedings pending adjudication.

Inventories, net

Inventories, net consisted of the following (in thousands):

	April 30, 2014	October 31, 2013
Raw materials	$32,658	$35,247
Work-in-process	2,844	2,030
Finished goods	77,836	101,418
Total inventories, net	$113,338	$138,695

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	April 30, 2014	October 31, 2013
Prepaid expenses	$39,490	$42,837
Prepaid taxes	28,155	23,427
Deferred income taxes	26,277	30,162
Insurance proceeds receivable	—	10,000
Other current assets	30,776	27,631
Total prepaid expenses and other current assets	$124,698	$134,057

Other current assets were primarily comprised of customer related bankers acceptances receivable, restricted cash, and other receivables.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	Estimated Useful Life (Years)	April 30, 2014	October 31, 2013
Revenue generating assets	5	$168,563	$147,017
Computer hardware and software	3-5	89,106	82,069
Machinery and equipment	3-10	47,820	43,987
Leasehold improvements	Lesser of the term of the lease or the estimated useful life	24,646	22,464
Office equipment, furniture, and fixtures	3-5	14,651	13,694
Buildings	40-50	6,808	6,827
Total depreciable fixed assets, at cost		351,594	316,058
Accumulated depreciation		(185,138)	(152,989)
Depreciable fixed assets, net		166,456	163,069
Construction in progress		13,274	7,968
Land		1,216	1,150
Total fixed assets, net		$180,946	$172,187

Total depreciation expense for the three months ended April 30, 2014 and 2013 was $14.6 million and $13.0 million, respectively. Total depreciation expense for the six months ended April 30, 2014 and 2013 was $28.8 million and $25.3 million, respectively.

Accruals and Other Current Liabilities

Accruals and other current liabilities consisted of the following (in thousands):

	April 30, 2014	October 31, 2013
Accrued legal loss contingencies, including interest (Note 9)	$33,500	$96,781
Accrued expenses	70,108	73,522
Accrued compensation	63,934	60,175
Other current liabilities	63,135	61,541
Total accruals and other current liabilities	$230,677	$292,019

Other current liabilities were primarily comprised of sales and value-added taxes payable, accrued warranty, income taxes payable, and accrued liabilities for contingencies related to tax assessments.

Accrued Warranty

Activity related to accrued warranty consisted of the following (in thousands):

Six months ended April 30, 2014
Balance at beginning of period	$13,352
Warranty charged to Cost of net revenues	4,646
Utilization of warranty accrual	(6,191)
Other	903
Balance at end of period	12,710
Less: current portion	(11,476)
Long-term portion	$1,234

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Revenue, Net

Deferred revenue, net of related costs consisted of the following (in thousands):

	April 30, 2014	October 31, 2013
Deferred revenue	$164,558	$144,181
Deferred cost of revenue	(17,038)	(14,983)
Deferred revenue, net	147,520	129,198
Less: current portion	(97,601)	(86,576)
Long-term portion	$49,919	$42,622

Stock-Based Compensation Expense

The following table presents the stock-based compensation expense recognized in our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2014	2013	2014	2013
Cost of net revenues	$208	$417	$761	$963
Research and development	1,744	1,390	5,859	3,007
Sales and marketing	5,864	3,769	8,628	7,862
General and administrative	4,061	4,454	12,361	10,556
Total stock-based compensation expense	$11,877	$10,030	$27,609	$22,388

Accumulated Other Comprehensive Income (Loss)

Activity related to Accumulated other comprehensive income (loss), net of tax, for the six months ended April 30, 2014 consisted of the following (in thousands):

	Foreign currency translation adjustments	Unrealized loss on derivatives designated as cash flow hedges (1)	Other (2)	Total
Balance as of October 31, 2013	$18,301	$(2,014)	$(1,440)	$14,847
Gains (losses) before reclassifications, net of tax	(3,016)	1,862	152	(1,002)
Amounts reclassified from Accumulated other comprehensive income (loss), net of tax	—	(1,373)	(296)	(1,669)
Other comprehensive gain (loss)	(3,016)	489	(144)	(2,671)
Balance as of April 30, 2014	$15,285	$(1,525)	$(1,584)	$12,176

(1)
Amounts reclassified from Accumulated other comprehensive income (loss), net of tax, were recorded in Interest, net in the Condensed Consolidated Statements of Operations. The related tax impacts were insignificant.

(2)
Amounts reclassified from Accumulated other comprehensive income (loss), net of tax, were recorded in Other income (expense), net in the Condensed Consolidated Statements of Operations. The related tax impacts were insignificant.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following tables present our significant assets and liabilities that are measured at fair value on a recurring basis and their classification within the fair value hierarchy (in thousands). There were no transfers between levels of fair value hierarchy in the three and six months ended April 30, 2014 and 2013.

	April 30, 2014				October 31, 2013
	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Assets
Current assets:
Cash and cash equivalents
Money market funds	$8,634	$8,634	$—	$—	$638	$638	$—	$—
Other current and long-term assets:
Derivative financial instruments	150	—	150	—	435	—	435	—
Total assets measured and recorded at fair value	$8,784	$8,634	$150	$—	$1,073	$638	$435	$—

Liabilities
Other current and long-term liabilities:
Derivative financial instruments	$2,581	$—	$2,581	$—	$3,720	$—	$3,720	$—
Total liabilities measured and recorded at fair value	$2,581	$—	$2,581	$—	$3,720	$—	$3,720	$—

Derivative Financial Instruments

Interest Rate Swap Agreements Designated as Cash Flow Hedges

We use interest rate swap agreements to hedge the variability in cash flows related to interest payments. On March 23, 2012, we entered into a number of interest rate swap agreements to effectively convert $500.0 million of the term A loan from a floating rate to a 0.71% fixed rate plus applicable margin. The interest rate swaps qualify for hedge accounting treatment as cash flow hedges. The interest rate swaps are effective for the period from March 30, 2012 to March 31, 2015. The notional amounts of interest rate swap agreements outstanding as of April 30, 2014 and October 31, 2013 were $500.0 million.

Gains and losses arising from the effective portion of interest rate swap agreements are recorded in Accumulated other comprehensive income (loss), and are subsequently reclassified into earnings in the period or periods during which the underlying transactions affect earnings. As of April 30, 2014, the estimated net derivative loss related to our cash flow hedges included in Accumulated other comprehensive income (loss) that will be reclassified into earnings within the next 12 months was $2.4 million.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Exchange Forward Contracts Not Designated as Hedging Instruments

We arrange and maintain foreign exchange forward contracts so as to yield gains or losses to offset changes in foreign currency denominated assets or liabilities due to changes in foreign exchange rates, in an attempt to mitigate the volatility associated with foreign currency transaction gains or losses. Our foreign currency exposures are predominantly inter-company receivables and payables arising from product sales and loans from one of our entities to another. Our foreign exchange forward contracts generally mature within 90 days. The notional amounts of such contracts outstanding as of April 30, 2014 and October 31, 2013 were $234.0 million and $245.5 million, respectively.

We recognized the following gains (losses) on foreign exchange forward contracts not designated as cash flow hedges (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2014	2013	2014	2013
Gains (losses) recognized in Other income (expense), net in our Condensed Consolidated Statements of Operations	$(5,142)	$(1,285)	$(5,573)	$1,112

Note 6. Goodwill and Purchased Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

Six months ended April 30, 2014
Balance at beginning of period	$1,252,472
Adjustment related to prior fiscal year acquisition	(622)
Currency translation adjustments	2,718
Balance at end of period	$1,254,568

Goodwill is not amortized. We review goodwill for impairment annually, and whenever events or changes in circumstances indicate its carrying amount may not be recoverable. Based on our review for potential indicators of impairment performed during the six months ended April 30, 2014 and the fiscal year ended October 31, 2013, there were no indicators of impairment.

Purchased Intangible Assets, Net

Purchased intangible assets, net consisted of the following (in thousands):

	April 30, 2014			October 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$722,996	$(228,041)	$494,955	$726,225	$(182,980)	$543,245
Developed and core technology	157,613	(103,900)	53,713	175,981	(90,491)	85,490
Other	23,212	(12,186)	11,026	24,377	(10,222)	14,155
Total	$903,821	$(344,127)	$559,694	$926,583	$(283,693)	$642,890

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization of purchased intangible assets was allocated as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2014	2013	2014	2013
Included in cost of net revenues	$11,074	$11,062	$22,537	$22,123
Included in operating expenses	24,657	23,122	49,332	47,818
Total amortization of purchased intangible assets	$35,731	$34,184	$71,869	$69,941

Note 7. Financings

Amounts outstanding under our financing arrangements consisted of the following (in thousands):

	April 30, 2014	October 31, 2013
2011 Credit Agreement
Term A loan	$883,606	$922,156
Term B loan	—	48,428
Revolving loan	55,000	63,000
Other	1,648	2,277
Total amounts outstanding	940,254	1,035,861
Less: current portion	(103,843)	(92,536)
Long-term portion	$836,411	$943,325

2011 Credit Agreement

On December 24, 2013, we paid the $48.4 million balance due on the outstanding term B loan. This payment was partially funded through $47.0 million additional borrowings under the revolving loan.

Key terms of the 2011 Credit Agreement include financial maintenance covenants and certain representations, warranties, covenants, and conditions that are customarily required for similar financings, and are described in Note 9, Financings, in the Notes to Consolidated Financial Statements of our 2013 Annual Report on Form 10-K. We were in compliance with all financial covenants under the 2011 Credit Agreement as of April 30, 2014.

Borrowings under the 2011 Credit Agreement bear interest at a “Base Rate” or “Eurodollar Rate”, at our option, plus an applicable margin based on certain financial ratios, determined and payable quarterly. The interest rate of each of the term A loan and the revolving loan is one month LIBOR plus the applicable margin. As of April 30, 2014, we elected the "Eurodollar Rate" margin option and the interest margins were 2.75% for the term A loan and the revolving loan. Accordingly, as of April 30, 2014, the interest rate on the term A and revolving loan was 2.91%.

Note 8. Restructurings

As part of cost optimization and corporate transformation initiatives, during April 2014 our management approved, committed to and initiated a restructuring plan under which we will reduce headcount and close facilities. This plan is estimated to be complete by March 2015 and will cost approximately $6.5 million, including approximately $5.4 million for employee involuntary termination benefits and approximately $1.1 million related to facility exits.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subsequent to the end of our second quarter of fiscal 2014, on June 1, 2014, our management approved, committed to and initiated another restructuring plan under which we will reduce headcount, close facilities and consolidate data centers. We expect to incur charges totaling approximately $17.0 million under this plan, including approximately $15.0 million related to employee involuntary termination benefits and approximately $2.0 million related to facility exits and data center consolidations.

The determination of when we accrue for employee involuntary termination benefits depends on whether the termination benefits are provided under a one-time benefit arrangement or under an on-going benefit arrangement. We record charges for one-time benefit arrangements in accordance with ASC 420 Exit or Disposal Cost Obligations and charges for on-going benefit arrangements in accordance with ASC 712 Nonretirement Postemployment Benefits.

Activity related to our restructuring plans for the six months ended April 30, 2014 consisted of the following (in thousands):

	Employee Involuntary Termination Benefits	Facilities Related Costs	Total
Balance as of October 31, 2013	$—	$581	$581
Current year charges	5,102	1,140	6,242
Other adjustments	—	(471)	(471)
Cash payments	(3,141)	(110)	(3,251)
Balance as of April 30, 2014	$1,961	$1,140	3,101
Less: current portion			(1,961)
Long-term portion			$1,140

The restructuring liability at October 31, 2013 related to a facility that was exited under our 2008 restructuring plan and for which the lease was terminated during March 2014.

The current portion of our restructuring liability is included in Accruals and other current liabilities and the long-term portion of our restructuring liability is included in Other long-term liabilities in the Condensed Consolidated Balance Sheets.

The following table presents the restructuring expense recognized in our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2014	2013	2014	2013
Cost of net revenues	$866	$—	$866	$—
Research and development	734	—	734	323
Sales and marketing	2,614	—	2,614	—
General and administrative	1,557	—	1,557	—
	$5,771	$—	$5,771	$323

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9. Commitments and Contingencies

Commitments

Leases

We lease certain facilities under non-cancelable operating leases. In connection with our taxi solutions business, we enter into operating lease arrangements for the right to place advertising in or on taxicabs. In general, these lease arrangements are non-cancelable for terms ranging from three to ten years, require us to pay minimum lease amounts based on the type and locations of the advertising displays in or on the taxicabs, and are subject to fee escalation clauses. Based upon the number of operational taxicabs with our advertising displays at April 30, 2014, we had total lease commitments of $104.8 million relating to such lease arrangements, which are included in the future minimum lease payments in the table below.

Future minimum lease payments and sublease rental income under these leases as of April 30, 2014 were as follows (in thousands):

Years Ending October 31:	Minimum Lease Payments	Sublease Rental Income	Net Minimum Lease Payments
Remainder of fiscal year 2014	$25,562	$(89)	$25,473
2015	34,431	(153)	34,278
2016	27,707	—	27,707
2017	23,468	—	23,468
2018	14,831	—	14,831
Thereafter	35,872	—	35,872
Total	$161,871	$(242)	$161,629

Rent expense consisted of the following (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2014	2013	2014	2013
Rent expense for non-cancelable taxi operating leases	$9,528	$7,450	$17,978	$15,090
Facility and other rent expense	7,406	6,960	14,824	13,947
Total rent expense	$16,934	$14,410	$32,802	$29,037

Manufacturing Agreements

We work on a purchase order basis with our contract manufacturers, which are located in China, Singapore, Malaysia, Brazil, Germany, Romania, and France, and component suppliers located throughout the world, to supply nearly all of our finished goods inventories, spare parts, and accessories. We provide each such supplier with a purchase order to cover the manufacturing requirements, which generally constitutes a binding commitment by us to purchase materials and finished goods produced by the manufacturer as specified in the purchase order. Most of these purchase orders are considered to be non-cancelable and are expected to be paid within one year of the issuance date. As of April 30, 2014, the amount of purchase commitments issued to contract manufacturers and component suppliers totaled approximately $122.3 million. Of this amount, $13.7 million has been recorded in Accruals and other current liabilities in our Condensed Consolidated Balance Sheets because these commitments are not expected to have future value to us.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Bank Guarantees

We have issued bank guarantees with maturities ranging from two months to six years to certain of our customers and vendors as required in some countries to support certain performance obligations under our service or other agreements with those parties. As of April 30, 2014, the maximum amount that may become payable under these guarantees was $13.8 million, of which $3.6 million was collateralized by restricted cash deposits.

Letters of Credit

We provide standby letters of credit in the ordinary course of business to third parties as required. As of April 30, 2014, the maximum amounts that may become payable under these letters of credit was $8.0 million, of which $4.9 million was collateralized by restricted cash deposits.

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

Brazilian Tax Assessments

State Value-Added Tax

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 received an unfavorable administrative decision on a tax enforcement action against it filed by the São Paulo State Revenue Department for collection of state sales taxes related to purported sales of software for the 1998 and 1999 tax years. In 2004, an appeal against this unfavorable administrative decision was filed in a judicial proceeding. The first level decision in the judicial proceeding was issued in our favor. The São Paulo State Revenue Department filed an appeal of this decision. The second level administrative decision ordered that the case be returned to the lower court in order to allow the production of further evidence. Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible that we may receive an unfavorable decision in this proceeding. The tax assessment including estimated interest through April 30, 2014 for this matter totals approximately 7.4 million Brazilian reais (approximately $3.3 million at the foreign exchange rate as of April 30, 2014). As of April 30, 2014, we have not accrued for this matter.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In the Vitória tax assessment, the fines were reduced from 4.7 million Brazilian reais (approximately $2.1 million at the foreign exchange rate as of April 30, 2014) to 1.5 million Brazilian reais (approximately $657,000 at the foreign exchange rate as of April 30, 2014) on a first level administrative decision on January 26, 2007. Both we and the tax authorities filed appeals of the first level administrative decision. In this appeal, we argued that the tax authorities did not have enough evidence to determine that the import transactions were indeed fraudulent and that, even if there were some irregularities in such importations, they could not be deemed to be our responsibility since all the transactions were performed by the third-party importer of the goods. On June 30, 2010, the Taxpayers Administrative Council of Tax Appeals decided to reinstate the original claim amount of 4.7 million Brazilian reais (approximately $2.1 million at the foreign exchange rate as of April 30, 2014) against us. On February 27, 2013, the Taxpayers Administrative Council of Tax Appeals issued its formal ruling reinstating the original claim amount. On May 31, 2013, we filed a motion to clarify such ruling, which is pending a decision.

In the Itajai tax assessment, we were notified on January 18, 2008, of a first level administrative decision rendered that maintained the total fine of 2.0 million Brazilian reais (approximately $888,000 at the foreign exchange rate as of April 30, 2014) as imposed, excluding interest. On May 27, 2008, we appealed the first level administrative decision to the Taxpayers Council. This matter is pending second level decision.

In December 2013, we sought to enroll the entire amount of tax liabilities in dispute for both the Vitória and Itajai assessments in the REFIS Amnesty. However, because we are named as a jointly-liable party rather than as the primary defendant in these matters, these assessments were not listed in the REFIS Amnesty web-based portal as available for election under the REFIS Amnesty. We believe these matters qualify for inclusion in the REFIS Amnesty and have filed the required notifications to our local tax office and commenced payments to indicate our decision to enroll these matters in the REFIS Amnesty. We expect the tax authorities' confirmation that these matters have been included in the REFIS Amnesty once they complete their procedures to consolidate the enrolled assessments. We elected to make the amnesty payments for these matters in monthly installments over a 30-month period for total payments, inclusive of interest and penalties, of 7.6 million Brazilian reais (approximately $3.4 million at the foreign exchange rate as of April 30, 2014). We accrued the full amount of the payments, plus estimated interest, under the REFIS Amnesty for these matters in December 2013 when we enrolled in the program, and made our first payment on December 26, 2013. As of April 30, 2014, we have remaining installment payments totaling 6.3 million Brazilian reais (approximately $2.8 million at the foreign exchange rate as of April 30, 2014).

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We had previously accrued the estimated liability for both the Vitória and Itajai assessments. Based on our understanding of the underlying facts of these matters, we believe it is probable we may receive an unfavorable decision for each of these assessments unless we are able to resolve these matters through the REFIS Amnesty. Upon confirmation of acceptance of these matters into the REFIS Amnesty, we will reduce our accrued liabilities related to these matters to reflect the discounted amounts due under the REFIS Amnesty. As of April 30, 2014, we have accruals totaling 12.3 million Brazilian reais (approximately $5.5 million at the foreign exchange rate as of April 30, 2014).

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

For the 2002 assessment, we applied available net operating losses, to the extent permitted, toward the interest and penalties portion of the settlement obligation under the REFIS Amnesty. For the remaining balance, we elected to make the amnesty payments in monthly installments over a 90-month period for total payments of 2.2 million Brazilian reais (approximately $994,000 at the foreign exchange rate as of April 30, 2014). We accrued the full amount of the payments, plus estimated interest, under the REFIS Amnesty for this matter in December 2013 when we enrolled in the program, and made our first payment on December 26, 2013. As of April 30, 2014, we have remaining installment payments totaling 2.2 million Brazilian reais (approximately $971,000 at the foreign exchange rate as of April 30, 2014).

For the 2003 assessments, we applied available net operating losses, to the extent permitted, toward the interest and penalties portion of the settlement obligation under the REFIS Amnesty. At the time we initially appealed the 2003 assessments to the civil courts, we were required to make a deposit of 2.8 million Brazilian reais (approximately $1.3 million at the foreign exchange rate as of April 30, 2014) to the court in order to perfect our appeal. In light of our enrollment of certain of the 2003 assessments in the REFIS Amnesty, we have notified the civil court of our enrollment and requested the release of the portion of the deposit for the assessments enrolled in the REFIS Amnesty, which totals 675,000 Brazilian reais (approximately $303,000 at the foreign exchange rate as of April 30, 2014). Once approved by the court, the released funds will be applied against the settlement obligation under the REFIS Amnesty. Approximately 2.2 million Brazilian reais (approximately $973,000 at the foreign exchange rate as of April 30, 2014) will remain deposited in connection with the 2003 assessments that will continue in the civil courts and which deposits will be released to the prevailing party after resolution of the underlying assessments.

Excluding the assessments that have been enrolled in the REFIS Amnesty for this matter, which have been accrued as described above, the remaining assessments total 3.8 million Brazilian reais (approximately $1.7 million at the foreign exchange rate as of April 30, 2014), including estimated penalties and interest, as of April 30, 2014. Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible we may receive an unfavorable decision related to these remaining assessments.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We also elected to enroll a number of outstanding tax offset requests that were previously applied for by the Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 in the REFIS Amnesty. These outstanding tax offset requests relate to non-income tax debts, primarily for IRPJ, PIS and COFINS for past tax years, and total approximately 2.5 million Brazilian reais (approximately $1.1 million at the foreign exchange rate as of April 30, 2014), including estimated penalties and interest. We applied available net operating losses toward the interest and penalties portion of the settlement obligation under the REFIS Amnesty. For the remaining balance, we elected to make the amnesty payments in monthly installments over a 90-month period for total payments of 1.3 million Brazilian reais (approximately $600,000 at the foreign exchange rate as of April 30, 2014). We accrued the full amount of the payments, plus estimated interest, under the REFIS Amnesty for these matters in December 2013 when we enrolled in the program, and made our first payment on December 26, 2013. As of April 30, 2014, we have remaining installment payments totaling 1.3 million Brazilian reais (approximately $586,000 at the foreign exchange rate as of April 30, 2014).

Municipality Services Tax Assessments

In December 2009, one of the Brazilian subsidiaries that were acquired as part of the Lipman acquisition was notified of a tax assessment regarding alleged nonpayment of tax on services rendered for the period from September 2004 to December 2004. This assessment was issued by the municipality of São Paulo (the "municipality"), and asserts a services tax deficiency and related penalties totaling 875,000 Brazilian reais (approximately $392,000 at the foreign exchange rate as of April 30, 2014), excluding interest. The municipality claims that the Brazilian subsidiary rendered certain services within the municipality of São Paulo but simulated that those services were rendered in another city. At the end of December 2010 the municipality issued further tax assessments alleging the same claims for 2005 through June 2007. These additional subsequent claims assert services tax deficiencies and related penalties totaling 5.9 million Brazilian reais (approximately $2.6 million at the foreign exchange rate as of April 30, 2014), excluding interest. We received unfavorable decisions from the administrative courts, which ruled to maintain the tax assessments for each of these matters. No further grounds of appeal are available to us for these assessments within the administrative courts. In October 2012, as a result of the decision at the administrative level, the tax authorities filed an enforcement action in the civil courts to collect on the services tax assessments amounts awarded by the administrative court, and seeking other related costs and fees. On March 6, 2013, we filed our defensive claims in the civil courts in response to the tax authorities' enforcement action. In February 2013 the tax authorities filed an additional enforcement action in the civil courts to collect on the penalties related to the services tax assessments amounts awarded by the administrative courts. Based on our understanding of the underlying facts of this matter and our evaluation of the potential outcome at the judicial level, we believe it is reasonably possible that our Brazilian subsidiary will be required to pay some amount of the alleged tax assessments and penalties related to these matters, as well as amounts of interest and certain costs and fees imposed by the court related thereto. As of April 30, 2014, the amount of the alleged tax assessments and penalties related to these matters was approximately 5.8 million Brazilian reais (approximately $2.6 million at the foreign exchange rate as of April 30, 2014), and the estimated interest, costs and fees related thereto were approximately 11.9 million Brazilian reais (approximately $5.3 million at the foreign exchange rate as of April 30, 2014).

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 received an unfavorable administrative decision on a tax enforcement action against it filed by the municipality of Curitiba for collection of alleged services tax deficiency. An appeal against this unfavorable administrative decision was filed in a judicial proceeding and currently the case is pending the municipality of Curitiba's compliance with the writ of summons. As of April 30, 2014, the underlying assessment, including estimated interest, was approximately 7.3 million Brazilian reais (approximately $3.3 million at the foreign exchange rate as of April 30, 2014). Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible that we may receive an unfavorable decision in this proceeding.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We filed our motions for judgment as a matter of law to overturn the jury's verdict and motions for a new trial, which the District Court denied. Cardsoft filed a motion for permanent injunction or in the alternative for a future royalty of $8 per unit on our future U.S. sales of the accused products through the March 16, 2018 expiration date of the patents. Cardsoft also filed a motion seeking pre-judgment interest at a rate of 5%. On October 30, 2013, the District Court issued judgment upholding the jury's verdict that the patent was valid and infringed. The judgment confirmed the jury's award of infringement damages and royalties of approximately $15.4 million covering past sales of the VeriFone and Hypercom accused devices, plus pre-judgment interest, post-judgment interest and costs. The court also ruled that an ongoing royalty should be applied for sales of the accused devices after the verdict date. However, the court did not set an ongoing royalty rate but instead ordered the parties to mediate on the issue of an ongoing royalty rate. The judgment confirmed that there was no willful infringement and that an injunction was not warranted. On December 18, 2013, we and Cardsoft participated in mediation but we were unable to reach resolution on this matter. In March 2014, Cardsoft filed a motion requesting the court to set an ongoing royalty rate. In April 2014, we filed our opposition to such motion as well as a motion requesting the court to issue a ruling as to whether an ongoing royalty applies in light of our redesigns of the products subject to the court’s infringement ruling.

Given that we believed it probable that the District Court would award an ongoing royalty, and such amount was deemed estimable effective from our fiscal quarter ended July 31, 2012 when the jury verdict was issued, we accrued $3 per unit to Cost of net revenues for potential ongoing royalties, plus estimated pre-judgment interest. During the fiscal quarter ended October 31, 2012, we completed redesigns of the terminals subject to the jury's verdict specifically to address the Cardsoft allegations, and implemented such redesigns in the U.S. We obtained the legal opinion of independent intellectual property counsel that our terminals, as redesigned, do not infringe the Cardsoft patents-in-suit, taking into account the claim construction of the District Court in the Cardsoft action. Accordingly, although the question of whether our products, as redesigned, infringe the Cardsoft patents-in-suit is subject to determination by a court, whether the District Court in the underlying trial or another court, we concluded based on the procedures taken and legal reviews obtained, that it is not probable that an ongoing royalty based on the jury's verdict applies to our terminals as redesigned, and ceased accruing an ongoing royalty on the basis for our implementation of the redesigns. We continued to accrue for pre-judgment interest until judgment was entered. Our estimate of pre-judgment interest applies a rate of 4.12% which represents the seven year Treasury rate as of August 23, 2005, the date of the relevant hypothetical negotiation of the underlying claim. As noted above, Cardsoft previously filed a motion claiming royalties on our future U.S. sales of the accused products at a royalty rate higher than the rate awarded by the jury and pre-judgment interest at a rate higher than used in our estimates. Following entry of judgment, we have accrued for post-judgment interest at the statutorily determined rate equal to the one year constant maturity Treasury rate, currently 0.11% per annum, compounded annually.

Based on our assessment and the status of this case as described above, we have accrued an estimated loss through April 30, 2014, including estimated pre-judgment interest, potential ongoing royalties and post-judgment interest, totaling $20.0 million related to this ongoing litigation.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 18, 2014, we filed our opening brief in our appeal of the District Court’s judgment before the U.S. Court of Appeals for the Federal Circuit. Cardsoft filed its responsive brief in the appeal on April 30, 2014 and we filed our reply brief on May 19, 2014. We intend to vigorously pursue our appeal of any unfavorable judgment issued by the District Court and to defend any further claims related to this litigation. At this time we are unable to estimate the range of additional loss exceeding amounts already recognized, if any, related to any further amounts Cardsoft may seek and the District Court may award. Unfavorable rulings on such motions, including any unfavorable rulings by the District Court with respect to our redesigns, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Creative Mobile Technologies, LLC v. VeriFone Systems, Inc. et al.

On December 17, 2012, Creative Mobile Technologies, LLC (“CMT”), a provider of in-taxi payment processing solutions, filed a complaint in the Supreme Court of the State of New York alleging breach by VeriFone Systems, Inc. and VeriFone Media, LLC (f/k/a Clear Channel Taxi Media, LLC) (“VML”) of a sales representation agreement between CMT and VML. According to the complaint, CMT seeks damages and accounting, alleging breach of contract, breach of the duty of good faith and fair dealing and tortious interference with contract. On January 15, 2013, we removed this action to the United States District Court for the Southern District of New York. On February 13, 2013, we filed our answer and counterclaim, setting forth our general denial of the allegations, responses to specific allegations, our affirmative defenses and our counterclaim. The initial status conference was held in April 2013 and the parties engaged in discovery in the case. Without admitting any wrongdoing or violation of law, we entered into an agreement-in-principle on April 25, 2014, and a confidential settlement agreement on May 27, 2014, with CMT to settle the case for a total consideration of $9.0 million consisting of a $7.5 million one-time cash payment and a $1.5 million credit that may be applied by CMT within 24 months against purchases of certain VeriFone electronic payment terminals. We accrued the full amount of the settlement consideration in April 2014 when we entered into the agreement-in-principle. We paid the cash portion of the settlement consideration in June 2014. On June 4, 2014, the parties jointly filed with the court a stipulation of dismissal with prejudice to dismiss the action. On June 5, 2014, the court issued an order dismissing the case with prejudice.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 9, 2013, we entered into a stipulation of settlement in this consolidated shareholder securities class action with and among the other defendants and the lead plaintiff therein. The settlement is subject to various customary conditions, including preliminary approval by the U.S. District Court for the Northern District of California, notice to class members, class member opt-out thresholds and final approval by the court. If the settlement becomes final, the total settlement consideration paid for the benefit of the settlement class would be $95.0 million, plus a potential contingent adjustment if we had been acquired on or before April 15, 2014. We have coverage from our insurance carriers for this settlement consideration in the amount of approximately $33.8 million. The net amount of approximately $61.2 million (excluding the contingent adjustment) would be paid by us. On October 15, 2013, the court entered an order preliminarily approving the settlement. On November 5, 2013, we deposited approximately $61.2 million, and our insurance carriers have deposited the remaining portion, of the $95.0 million settlement consideration into an escrow account for the settlement. The hearing on final approval of the settlement was held on February 14, 2014. On February 18, 2014, the court issued an order granting the parties’ motion for settlement, and indicated that it intended to issue a final approval of the settlement, subject to the lead plaintiff's submission of a notice plan regarding Israeli investors that includes (i) a longer time period for Israeli class members to file their claims and (ii) the dissemination to Israeli investors of a Hebrew language version of the notice of the proposed settlement, proof of claim and release form (the “Hebrew-Language Notice”). On February 20, 2014, in response to the court’s order, the lead plaintiff filed a proposed notice plan that included (i) an extension of the time period for Israeli class members to file claims to April 30, 2014, (ii) a plan to mail the Hebrew-Language Notice to Israeli investors, (iii) a plan to publish the Hebrew-Language Notice in a leading newspaper in Israel, and (iv) a revision to the claims website to post the Hebrew-Language Notice and make clear that the claims deadline for Israeli class members has been extended to April 30, 2014. On February 25, 2014, the court issued a final order approving the settlement, dismissing the case with prejudice and entering judgment in the action. One of the objectors to the settlement filed a notice of appeal to the court’s February 25, 2014 judgment and orders, and subsequently filed a motion for voluntary dismissal of the appeal with prejudice. On June 2, 2014, the U.S. Court of Appeals for the Ninth Circuit issued an order, dismissing the appeal with prejudice.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 31, 2008, the state derivative plaintiffs filed their consolidated derivative complaint in the Superior Court of California, County of Santa Clara naming us as a nominal defendant and bringing claims for insider selling, breach of fiduciary duty, unjust enrichment, waste of corporate assets and aiding and abetting breach of fiduciary duty against certain of our current and former officers and directors and our largest stockholder as of October 31, 2008, GTCR Golder Rauner LLC. On February 18, 2009, plaintiff Catholic Medical Mission Board voluntarily dismissed itself from the action. In November 2008, we filed a motion to stay the state court action pending resolution of the parallel federal actions, and the parties agreed by stipulation to delay briefing on the motion to stay until after the issue of demand futility was resolved in the federal derivative case. On June 2, 2011, the court entered a stipulated order requiring the parties to submit a case status report on August 1, 2011 and periodically thereafter. The parties submitted status reports to the court through February 1, 2013 as requested by the court. On January 30, 2013, counsel for plaintiff informed us that Mr. Carpel, the nominal plaintiff, had sold his shares in the company and therefore no longer had standing to maintain a derivative action against us. On February 15, 2013, plaintiff filed a motion for leave to publish notice to our stockholders seeking a new nominal plaintiff. On May 10, 2013, the court adopted its tentative order granting the motion to publish notice, which was formally entered on May 17, 2013. Under the terms of the order, the parties were ordered to publish notice of the potential dismissal of the action and any qualifying shareholder who wishes to intervene must notify the court within ninety days from the formal entry of the order. Otherwise, the action will be dismissed. On August 14, 2013, counsel for the former nominal plaintiff, Mr. Carpel, filed a notice of intent to substitute a new nominal plaintiff, Joel Gerber, into the action. On September 16, 2013, counsel for former plaintiff Carpel filed a motion to substitute a new plaintiff, Joel Gerber, into the action. On October 16, 2013, the court granted the motion and deemed the amended complaint filed as of the same date. Pursuant to the parties’ stipulation, VeriFone’s demurrer to the amended complaint was filed on April 7, 2014. On May 23, 2014, plaintiff filed a statement of non-opposition to VeriFone's demurrer and filed a motion to stay the action to allow plaintiff to make a demand on VeriFone's current Board of Directors. A hearing on the demurrer, the motion to stay, and a case management conference are scheduled for July 11, 2014.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On November 13, 2011, plaintiff filed an amended application for leave to appeal addressing the Israeli District Court's ruling. We filed an amended response on December 28, 2011. On January 1, 2012, the Israeli Supreme Court ordered consideration of the application by three justices. On July 2, 2012, the Israeli Supreme Court ordered us to file an updated notice on the status of the proceedings in the U.S. securities class action then pending in the U.S. Court of Appeals for the Ninth Circuit by October 1, 2012. On October 11, 2012, we filed an updated status notice in the Israeli Supreme Court on the proceedings in the U.S. securities class action pending at the time in the U.S. Court of Appeals for the Ninth Circuit. On January 9, 2013, the Israeli Supreme Court held a further hearing on the status of the appeal in the U.S. Court of Appeals for the Ninth Circuit and recommended that the parties meet and confer regarding the inclusion of the Israeli plaintiffs in the federal class action pending in the U.S. On February 10, 2013, the Israeli Supreme Court issued an order staying the case pursuant to the joint notice submitted to the court by the parties on February 4, 2013. The plaintiff and putative class members in this action are included in the stipulated settlement of the federal securities class action, In re VeriFone Holdings, Inc., disclosed above unless an individual plaintiff opts out. Following the February 25, 2014 judgment and orders by the U.S. court, in April 2014, the parties in the Israeli class action filed a joint motion requesting that the Israeli Supreme Court renew the proceedings on appeal concerning the determination of the applicable law. A hearing is scheduled for June 23, 2014.

In re VeriFone Securities Litigation

On March 7, 2013, a putative securities class action was filed in the U.S. District Court for the Northern District of California against us certain of our former officers and one of our current officers and alleged claims in connection with our February 20, 2013 announcement of preliminary financial results for the fiscal quarter ended January 31, 2013. The action, captioned Sanders v. VeriFone Systems, Inc. et al., Case No. C 13-1038, and subsequently re-captioned In re VeriFone Securities Litigation, was initially brought on behalf of a putative class of purchasers of VeriFone securities between December 14, 2011 and February 19, 2013 and asserted claims under the Securities Exchange Act Sections 10(b) and 20(a) and SEC Rule 10b-5 for securities fraud and control person liability. The claims were based on allegations that we and the individual defendants made false or misleading public statements regarding our business, operations, and financial controls during the putative class period. The complaint sought unspecified monetary damages and other relief. Two additional class actions related to the same matter (Laborers Local 235 Benefit Funds v. VeriFone Systems, Inc. et al., Case No. CV 13-1676 and Bland v. VeriFone Systems, Inc. et al., Case No. CV 13-1853) were filed in April 2013. On May 6, 2013, several putative plaintiffs and plaintiffs' law firms filed motions to consolidate these three securities class actions and requesting appointment as lead plaintiff and lead counsel, respectively. The plaintiffs in Laborers Local 235 Benefit Funds v. VeriFone Systems, Inc. et al. and Bland v. VeriFone Systems, Inc. et al. voluntarily dismissed their respective actions, without prejudice, on July 10, 2013 and July 17, 2013, respectively, and filed motions to be appointed lead plaintiff in the action previously captioned Sanders v. VeriFone Systems, Inc. et al. On October 7, 2013, the court entered an order appointing the Selz Funds as lead plaintiffs and appointing Gold Bennett Cera & Sidener LLP as lead counsel. Lead plaintiffs' first amended complaint was filed on December 16, 2013. The first amended complaint expanded the putative class period to December 14, 2011 and February 20, 2013, inclusive, and removed the current officer who was named in the original complaint from the action. We filed our motion to dismiss the amended complaint on February 14, 2014, lead plaintiffs filed their opposition on April 15, 2014 and we filed our reply on May 16, 2014. On May 27, 2014, the court took the motion to dismiss under submission without oral argument.

Dolled v. Bergeron et al.

On April 19, 2013, a derivative action, Dolled v. Bergeron et al., Case No. 113-CV-245056, was filed in the Superior Court of California, County of Santa Clara in connection with our February 20, 2013 announcement of preliminary financial results for the fiscal quarter ended January 31, 2013. The action, brought derivatively on behalf of VeriFone, names VeriFone as a nominal defendant and brings claims for insider selling, breach of fiduciary duty and unjust enrichment variously against certain of our current and former officers and directors. The complaint seeks unspecified monetary damages, restitution and disgorgement of profits and compensation paid to defendants, injunctive relief directing us to reform its corporate governance, and payment of the plaintiff's costs and attorneys' fees. On May 30, 2013, the court entered the parties' stipulation and proposed order, which appointed plaintiff and plaintiff's counsel as lead plaintiff and lead counsel, respectively, in the consolidated action, captioned In re VeriFone Systems, Inc. Derivative Litigation. The next case management conference is scheduled for July 18, 2014.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Zoumboulakis v. McGinn et al.

On May 24, 2013, a federal derivative action, Zoumboulakis v. McGinn et al., Case No. 13-CV-02379, was filed in the U.S. District Court for the Northern District of California against certain current and former directors and officers derivatively on our behalf. The complaint, which names us as a nominal defendant, alleges breach of fiduciary duty and abuse of control and asserts claims under Section 14(a) of the Securities Exchange Act of 1934 for false or misleading financial statements and proxy statement disclosures. The complaint seeks unspecified monetary damages, including exemplary damages, restitution from defendants, injunctive relief directing us to make certain corporate governance reforms, and payment of the plaintiff's costs and attorneys' fees. On August 12, 2013, the court entered defendants' motion seeking to relate this action to the pending shareholder class action, Sanders v. VeriFone Systems, Inc. et al. On October 31, 2013, the court entered a stipulation and order setting a December 31, 2013 deadline for the filing of an amended complaint and setting a January 30, 2014 deadline for defendants to move or answer. An initial case management conference was held on January 17, 2014. On January 21, 2014, plaintiff filed an amended complaint, which removed one of our former officers from the action and added an additional former director as a defendant. The amended complaint brings claims against the defendants for breach of fiduciary duty, abuse of control, violations of Securities Exchange Act Section 14(a), and unjust enrichment. The amended complaint also brings claims for insider trading against three of the named former and current directors. We filed our motion to dismiss the amended complaint on March 7, 2014, plaintiff filed her opposition on April 23, 2014, and we filed our reply on May 16, 2014. On May 27, 2014, the court took the motion to dismiss under submission without oral argument.

If any of these class action or derivative lawsuits is resolved adversely to us, it could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Antitrust Investigation

The Competition Commission of India ("CCI") is investigating certain complaints made against us alleging unfair practices based on certain provisions in our software development license arrangements in India. We have cooperated with requests by the CCI in its investigation. In March 2014, the director general of the CCI investigating the allegations issued a report rejecting certain of the allegations, but also finding that certain provisions of our licenses may constitute unfair business practices. We are preparing our response to the director general's report. A hearing in this matter is scheduled for July 2014.

Other Litigation

After termination of their services, several former contractors of one of our Brazilian subsidiaries filed individual lawsuits in the Labor Court of São Paulo against the subsidiary alleging an employer-employee relationship and wrongful termination, and claiming, among other damages, statutorily-imposed salaries, vacations, severance and bonus amounts, social contributions and penalties and moral damages. In October 2012, we received a partially unfavorable judgment for one of these lawsuits, with the court ruling that an employer-employee relationship existed. We did not prevail in our appeal of the unfavorable judgment and this matter is now pending final appeal. We believe it is probable that we may not prevail on this matter. As of April 30, 2014, we have accrued for the estimated probable loss for this matter, which amount is not material to our results of operations. We have settled, without admitting any wrongdoing or violation of law, the other filed lawsuits, in each case, for a cash payment. The amounts of these settlements are not material to our results of operations.

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

Income Tax Uncertainties

As of April 30, 2014, the amount payable for unrecognized tax benefits was $65.6 million, including accrued interest and penalties, none of which is expected to be paid within one year. This amount is included in Other long-term liabilities in our Condensed Consolidated Balance Sheet as of April 30, 2014. We are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur.

Note 10. Segment and Geographic Information

Segment Information

Our operating segments are Americas, EMEA, and ASPAC. We determine our operating segments based on the discrete financial information used by our Chief Executive Officer, who is our chief operating decision maker, to assess performance, allocate resources, and make decisions regarding VeriFone's operations. We do not separately evaluate assets by segment, and therefore assets by segment are not presented below. Net revenues and operating income (loss) of each segment reflect net revenues and expenses that are directly attributable to that segment. Net revenues and expenses not allocated to segment net revenues and segment operating income (loss) include amortization of purchased intangible assets, increase to fair value (step-up) of inventory at acquisition, fair value decrease (step-down) in deferred revenue at acquisition, some inventory reserves, asset impairments, restructuring expenses, stock-based compensation, as well as corporate research and development, sales and marketing, general and administrative, and litigation settlement and loss contingency expenses.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth net revenues for our reportable segments and reconciles segment net revenues to total net revenues (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2014	2013	2014	2013
Segment net revenues:
Americas	$208,631	$207,375	$399,147	$413,128
EMEA	190,575	172,719	376,876	345,603
ASPAC	67,569	49,654	127,902	100,671
Total segment net revenues	466,775	429,748	903,925	859,402
Net revenues not allocated to segment net revenues:
Amortization of step-down in deferred revenue at acquisition	(358)	(961)	(1,442)	(2,396)
Other net revenues not allocated to segment net revenues	—	(2,500)	—	(1,972)
Total net revenues	$466,417	$426,287	$902,483	$855,034

The following table sets forth operating income for our reportable segments and reconciles segment operating income to consolidated operating loss (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2014	2013	2014	2013
Operating income by segment:
Americas	$49,194	$54,537	$99,636	$117,497
EMEA	52,597	43,035	106,334	94,602
ASPAC	16,101	9,572	27,865	19,398
Total segment operating income	117,892	107,144	233,835	231,497
Items not allocated to segment operating income:
Net revenues not allocated to segment net revenues	(358)	(3,461)	(1,442)	(4,368)
Amortization of purchased intangible assets	(35,731)	(34,184)	(71,869)	(69,941)
Stock-based compensation expense	(11,877)	(10,030)	(27,609)	(22,388)
Restructuring expense	(5,771)	—	(5,771)	(323)
Litigation settlement and loss contingency expense	(9,000)	(69,000)	(9,000)	(69,000)
Other expenses not allocated to segments	(68,703)	(60,038)	(138,207)	(113,311)
Total operating loss	$(13,548)	$(69,569)	$(20,063)	$(47,834)

Geographic Information

Our net revenues, by country with net revenues over 10% of total net revenues, were as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2014	2013	2014	2013
United States	$121,300	$117,933	$240,371	$246,491
Brazil	51,496	47,600	90,657	81,518
Other countries	293,621	260,754	571,455	527,025
Total net revenues	$466,417	$426,287	$902,483	$855,034

Net revenues are allocated to countries based on the shipping destination or service delivery location of customer orders.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section should be read in conjunction with our consolidated financial statements and related notes included in our 2013 Annual Report on Form 10-K and the Condensed Consolidated Financial Statements and Notes included in Part I, Item I of this Quarterly Report on Form 10-Q. This section and other parts of this Quarterly Report on Form 10-Q and certain information incorporated by reference herein contain forward-looking statements that involve risks and uncertainties. In some cases, forward-looking statements can be identified by words such as "may," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential," or "continue," the negative of such terms, or comparable terminology. Such forward-looking statements are based on current expectations, estimates, and projections about our industry and management's beliefs and assumptions, and do not reflect the potential impact of any mergers, acquisitions, or other business combinations or divestitures that have not been completed. Forward-looking statements are not guarantees of future performance, and our actual results may differ materially from the results expressed or implied in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A, Risk Factors, in our 2013 Annual Report on Form 10-K and in Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q, and elsewhere in these reports, including our disclosures of Critical Accounting Policies and Estimates in Part II, Item 7 in our 2013 Annual Report on Form 10-K and in Part I, Item 2 of this Quarterly Report on Form 10-Q, and our disclosures in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our 2013 Annual Report on Form 10-K and in Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10-Q, as well as in our Condensed Consolidated Financial Statements and Notes thereto. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform such statements to actual results or to changes in expectations. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.
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

Results of Operations:

•
Consolidated Results of Operations: An analysis and discussion of our financial results comparing our consolidated results of operations for the three and six months ended April 30, 2014 to the three and six months ended April 30, 2013.

•
Segment Results of Operations: An analysis and discussion of our financial results comparing the results of operations for each of our three reportable segments, Americas, EMEA, and ASPAC, for the three and six months ended April 30, 2014 to the three and six months ended April 30, 2013.

Financial Outlook: A discussion of our expectations regarding certain trends that may affect our financial condition and results of operations.

Liquidity and Capital Resources: An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

Contractual Obligations and Off-Balance Sheet Arrangements: Disclosures related to our contractual obligations, contingent liabilities, commitments, and off-balance-sheet arrangements, as of April 30, 2014.

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

We operate in three segments: Americas, EMEA, and ASPAC. Our Americas segment includes our operations in North America, South America, Central America, and the Caribbean. Our EMEA segment is comprised of our operations in Europe, the Middle East, and Africa. Our ASPAC segment consists of our operations in Asia, Australia, New Zealand, and other Asia Pacific Rim countries. We determine our operating segments based on discrete financial information used by our Chief Executive Officer, who is our chief operating decision maker, to assess performance, allocate resources, and make decisions regarding VeriFone's operations. Our Chief Executive Officer is evaluating using global product line financial information to manage the business in the future. If our Chief Executive Officer is provided different financial information to assess performance, allocate resources and make decisions regarding VeriFone's operations, we will reassess our operating segment presentation.

Our Sources of Revenue

Sales of our point of sale electronic payment devices and systems continue to be a significant source of revenues. Our terminal solutions are differentiated based on our unique operating systems and security and encryption capabilities, as well as flexibility to support a variety of payment types, deployment options and integrated value-added capabilities, such as for media at the point of sale. Our architecture enables multiple value-added applications, including third-party applications, such as gift card and loyalty card programs, healthcare insurance eligibility, and time and attendance tracking, and allows these services to reside on the same system. For terminal solutions, security continues to be an important factor for our clients. We also see increased demand in our markets for integrated mobile point of sale solutions and, in the U.S., we see increasing demand for EMV capable terminal solutions.

Services are an important part of our business strategy. We are focused on offering full-service Payment-as-a-Service solutions and other managed services, such as gateways, encryption, tokenization, and end-to-end terminal estate management services. We are investing in select markets in order to expand our Payment-as-a-Service offering in new countries. We are also focused on commerce enablement solutions, using our consumer-facing point of sale terminals to offer services complementary to our payment solutions that facilitate commerce between merchants and consumers. These commerce enablement solutions include our VNET media platform deployed at gas dispensers and in taxis, PAYMedia/LIFT retail services that enable basket-level targeting of media content at convenience stores, and other digital media solutions that utilize media-enabled equipment to display digital content at the POS. We also offer a broad range of traditional services, including professional services related to customized application development, equipment repair and maintenance, helpdesk support and software post-contract support, installation and deployment, and training.

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

Significant Matters

Transformation Initiatives

During December 2013 we launched transformation initiatives that focus on, among other things, improving our cost structure world-wide. As part of these initiatives, during April 2014 our management approved a restructuring plan under which we will reduce headcount and close facilities. This plan is estimated to be complete by March 2015 and cost approximately $6.5 million, including approximately $5.4 million for employee involuntary termination benefits and approximately $1.1 million related to facility exits.

On June 1, 2014, our management approved a second restructuring plan under which we will reduce headcount, close additional facilities and consolidate data centers. We expect to incur charges totaling approximately $17.0 million under this restructuring plan, including approximately $15.0 million related to employee involuntary termination benefits and approximately $2.0 million related to facility exits and data center consolidations.

We estimate that these plans will result in a net headcount reduction of approximately 500 employees and approximately $35 million of annualized run rate savings by the end of fiscal year 2014. Much of this savings will be reinvested into growth initiatives as part of our transformation program.

Charges under both restructuring plans are expected to be incurred during fiscal years 2014 and 2015, and the majority of the cash payments are expected to be made by the end of fiscal year 2015.

2011 Credit Agreement

On December 24, 2013, we paid in full the $48.4 million remaining outstanding balance of the term B loan under our 2011 Credit Agreement. This payment was partially funded through $47.0 million of additional borrowings under the revolving loan that is part of the same credit agreement. During the three months ended April 30, 2014, we made $35.0 million of additional voluntary pre-payments on our revolving loan facility. Key terms of the 2011 Credit Agreement are described in Note 9, Financings, in the Notes to Consolidated Financial Statements of our 2013 Annual Report on Form 10-K.

Litigation Contingencies and Settlement

We entered into an agreement in principle on April 25, 2014 and a confidential settlement agreement on May 27, 2014, to settle the pending action captioned, Creative Mobile Technologies, LLC v. VeriFone Systems, Inc. et al. for a total consideration of $9.0 million. On June 4, 2014, the parties jointly filed with the court a stipulation of dismissal with prejudice to dismiss the action. On June 5, 2014, the court issued an order dismissing the case with prejudice.

On November 5, 2013, we paid $61.2 million into an escrow account to fund the uninsured portion of the settlement pursuant to the preliminary court approval dated October 15, 2013 in the pending securities class action captioned, In re VeriFone Holdings, Inc. Securities Litigation. This amount was funded from cash on hand and available credit under the revolving loan under the 2011 Credit Agreement. Our insurance carriers paid the remaining $33.8 million settlement amount into that escrow account. On February 25, 2014, the court in such class action issued a final order approving the settlement. One of the objectors to the settlement filed a notice of appeal to the court’s February 25, 2014 judgment and orders, and subsequently filed a motion for voluntary dismissal of the appeal with prejudice. On June 2, 2014, the U.S. Court of Appeals for the Ninth Circuit issued an order, dismissing the appeal with prejudice.

For further information on litigation settlements and loss contingencies, see Note 9, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Financial Results Highlights

Overall

•	Our consolidated total net revenues for the three months ended April 30, 2014 were $466.4 million, compared to $426.3 million for the three months ended April 30, 2013, up 9.4% year over year.

•	Services net revenues for the three months ended April 30, 2014 were $175.7 million, compared to $149.7 million for the three months ended April 30, 2013, up 17.3% year over year.

•	Net cash provided by operating activities for the six months ended April 30, 2014 totaled $88.4 million.

Segment Revenues

The following chart summarizes our total net revenues by segment for the three months ended April 30, 2014 and 2013 (in millions), as well as our System solutions and Services net revenues in each segment as a percentage of total net revenues for that segment in each period.

System solutions
Services
$250.0
$200.0
$150.0
$100.0
$50.0
$-
$208.6
32%
68%
$207.4
30%
70%
$190.6
47%
53%
$172.7
45%
55%
$67.6
27%
73%
$49.7
20%
80%
Q2'14
Q2'13
Americas
Q2'14
Q2'13
EMEA
Q2'14
Q2'13
ASPAC

Results of Operations

Consolidated Results of Operations

Three Months Ended April 30, 2014 compared to April 30, 2013

	Three Months Ended April 30,
	2014	% of Net revenues (1)	2013	% of Net revenues (1)
	(in thousands, except percentages)
Net revenues:
System solutions	$290,734	62.3%	$276,560	64.9%
Services	175,683	37.7%	149,727	35.1%
Total net revenues	466,417	100.0%	426,287	100.0%

Gross margin:
System solutions	103,163	35.5%	95,688	34.6%
Services	72,111	41.0%	58,618	39.1%
Total gross margin	175,274	37.6%	154,306	36.2%

Operating expenses:
Research and development	49,999	10.7%	41,581	9.8%
Sales and marketing	56,417	12.1%	46,496	10.9%
General and administrative	48,749	10.5%	43,676	10.2%
Litigation settlement and loss contingency expense	9,000	1.9%	69,000	16.2%
Amortization of purchased intangible assets	24,657	5.3%	23,122	5.4%
Total operating expenses	188,822	40.5%	223,875	52.5%
Operating loss	(13,548)	(2.9)%	(69,569)	(16.3)%
Interest, net	(9,490)	(2.0)%	(11,249)	(2.6)%
Other income (expense), net	(1,183)	(0.3)%	2,306	0.5%
Loss before income taxes	(24,221)	(5.2)%	(78,512)	(18.4)%
Income tax benefit	(658)	(0.1)%	(21,483)	(5.0)%
Consolidated net loss	$(23,563)	(5.1)%	$(57,029)	(13.4)%

(1) System solutions and Services gross margin as a percentage of total net revenues is computed as a percentage of the corresponding System solutions and Services net revenues.

System solutions net revenues for the three months ended April 30, 2014 were $290.7 million, compared to $276.6 million for the three months ended April 30, 2013, up $14.2 million or 5.1%, primarily due to an increase in our EMEA and ASPAC segments. We continued to experience competition and pricing pressures globally, as well as changes in customer demand related to factors such as the timing of customer technology refreshes, the availability of products with desired functionality and the timing of product certifications. See further discussion under Segment Results of Operations below.

Services net revenues for the three months ended April 30, 2014 were $175.7 million, compared to $149.7 million for the three months ended April 30, 2013, up $26.0 million or 17.3%, as a result of continued expansion of our Services offerings globally. Of this increase, $10.6 million was due to our fiscal year 2013 acquisitions. See further discussion under Segment Results of Operations below.

Total gross margin for the three months ended April 30, 2014 was $175.3 million, or 37.6% of total net revenues, compared to $154.3 million, or 36.2% of total net revenues, for the three months ended April 30, 2013, up $21.0 million or 1.4 percentage points. Gross margin in dollars increased primarily due to the increase in total net revenues. Gross margin as a percentage of total net revenues increased primarily because increased Services net revenues had relatively higher margins.

Research and development for the three months ended April 30, 2014 was $50.0 million compared to $41.6 million for the three months ended April 30, 2013, up $8.4 million or 20.2%, primarily due to an increase in personnel and outside contractor expenses as we invested in additional resources to focus on platform development efforts and shorten our product development life-cycle and time to market.

Sales and marketing for the three months ended April 30, 2014 was $56.4 million, compared to $46.5 million for the three months ended April 30, 2013, up $9.9 million or 21.3%, primarily due to additional personnel expenses associated mainly with the expansion of our Services offerings into new geographies, such as personnel related expenses related to our fiscal year 2013 acquisitions. The increase includes $2.6 million of charges related to employee involuntary termination benefits under our restructuring plans.

General and administrative for the three months ended April 30, 2014 was $48.7 million compared to $43.7 million for the three months ended April 30, 2013, up $5.1 million or 11.6%, primarily due to professional service fees and other costs related to our transformation initiatives. The increase includes $0.9 million of charges related to employee involuntary termination benefits and $1.1 million of charges related to facility exits under our transformation restructuring plans.

Litigation settlement and loss contingency expense for the three months ended April 30, 2014 was $9.0 million due to an accrual related to the agreement in principle in the pending action captioned, Creative Mobile Technologies, LLC v. VeriFone Systems, Inc. et al. during April 2014. Litigation settlement and loss contingency expense for the three months ended April 30, 2013 was $69.0 million primarily due to accruals related to the pending securities class action captioned, In re VeriFone Holdings, Inc. Securities Litigation, and the related Israel class action. See Note 9, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for disclosures related to our legal proceedings.

Amortization of purchased intangible assets for the three months ended April 30, 2014 and 2013 were $24.7 million and $23.1 million, respectively, up $1.5 million or 6.6%, primarily due to additional amortization during the three months ended April 30, 2014 related to acquisitions in fiscal year 2013.

Interest, net for the three months ended April 30, 2014 was $9.5 million compared to $11.2 million for the three months ended April 30, 2013, down $1.8 million or 15.6%, primarily due to lower loan balances in fiscal year 2014.

Income tax benefit for the three months ended April 30, 2014 was $0.7 million compared to $21.5 million for the three months ended April 30, 2013, a $20.8 million decrease. The decrease is primarily due to a $21.3 million discrete tax benefit during the three months ended April 30, 2013 related to the Litigation settlement and loss contingency expense in that period.

Six Months Ended April 30, 2014 compared to April 30, 2013

	Six Months Ended April 30,
	2014	% of Net revenues (1)	2013	% of Net revenues (1)
	(in thousands, except percentages)
Net revenues:
System solutions	$551,900	61.2%	$558,268	65.3%
Services	350,583	38.8%	296,766	34.7%
Total net revenues	902,483	100.0%	855,034	100.0%

Gross margin:
System solutions	196,821	35.7%	203,153	36.4%
Services	148,670	42.4%	123,115	41.5%
Total gross margin	345,491	38.3%	326,268	38.2%

Operating expenses:
Research and development	100,531	11.1%	81,383	9.5%
Sales and marketing	107,028	11.9%	92,244	10.8%
General and administrative	99,663	11.0%	83,657	9.8%
Litigation settlement and loss contingency expense	9,000	1.0%	69,000	8.1%
Amortization of purchased intangible assets	49,332	5.5%	47,818	5.6%
Total operating expenses	365,554	40.5%	374,102	43.8%
Operating loss	(20,063)	(2.2)%	(47,834)	(5.6)%
Interest, net	(20,879)	(2.3)%	(22,751)	(2.7)%
Other income (expense), net	(6,310)	(0.7)%	6,246	0.7%
Loss before income taxes	(47,252)	(5.2)%	(64,339)	(7.5)%
Income tax benefit	(7,592)	(0.8)%	(19,020)	(2.2)%
Consolidated net loss	$(39,660)	(4.4)%	$(45,319)	(5.3)%

(1) System solutions and Services gross margin as a percentage of total net revenues is computed as a percentage of the corresponding System solutions and Services net revenues.

System solutions net revenues for the six months ended April 30, 2014 were $551.9 million, compared to $558.3 million for the six months ended April 30, 2013, down $6.4 million or 1.1%, primarily because a decrease in the Americas segment due to the timing of purchase decisions by some of our large North American distributors and larger customers in Latin America was partially offset by increased customer demand in our EMEA and ASPAC segments. See further discussion under Segment Results of Operations below.

Services net revenues for the six months ended April 30, 2014 were $350.6 million, compared to $296.8 million for the six months ended April 30, 2013, up $53.8 million or 18.1%, primarily due to continued expansion of our Services offerings globally. Of this increase, $21.4 million was due to our fiscal year 2013 acquisitions. See further discussion under Segment Results of Operations below.

Total gross margin for the six months ended April 30, 2014 was $345.5 million, or 38.3% of total net revenues, compared to $326.3 million, or 38.2% of total net revenues, for the six months ended April 30, 2013, up $19.2 million or 0.1 percentage point. Gross margin increased primarily due to the increase in total net revenues.

Research and development for the six months ended April 30, 2014 was $100.5 million compared to $81.4 million for the six months ended April 30, 2013, up $19.1 million or 23.5%, primarily due to an increase in personnel and outside contractor expenses as we invested in additional resources to focus on platform development efforts and shorten our product development life-cycle and time to market.

Sales and marketing for the six months ended April 30, 2014 was $107.0 million, compared to $92.2 million for the six months ended April 30, 2013, up $14.8 million or 16.0% primarily due to additional personnel related expenses associated mainly with the expansion of our Services offerings into new geographies, such as personnel related expenses related to our fiscal year 2013 acquisitions.

General and administrative for the six months ended April 30, 2014 was $99.7 million compared to $83.7 million for the six months ended April 30, 2013, up $16.0 million or 19.1%, primarily due to a $5.5 million increase in professional service fees related to our transformation initiatives and a $11.5 million increase in personnel related expenses attributable mainly to senior executive management changes and retention efforts, including costs of new hires, separation pay and additional stock based compensation, as well as some additional personnel related expenses associated with our fiscal year 2013 acquisitions.

Litigation settlement and loss contingency expense for the six months ended April 30, 2014 was $9.0 million due to an accrual related to the settlement in the pending action captioned, Creative Mobile Technologies, LLC v. VeriFone Systems, Inc. et al. during April 2014. Litigation settlement and loss contingency expense for the six months ended April 30, 2013 was $69.0 million primarily due to accruals related to the pending securities class action captioned, In re VeriFone Holdings, Inc. Securities Litigation, and the related Israel class action. See Note 9, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for disclosures related to our legal proceedings.

Amortization of purchased intangible assets for the six months ended April 30, 2014 and 2013 were $49.3 million and $47.8 million, respectively, up $1.5 million or 3.1%, primarily due to additional amortization during the six months ended April 30, 2014 related to new acquisitions in fiscal year 2013.

Interest, net for the six months ended April 30, 2014 was $20.9 million compared to $22.8 million for the six months ended April 30, 2013, down $1.9 million or 8.2%, primarily due to lower loan balances in fiscal year 2014, which were partially offset by accelerated amortization of debt issuance costs as a result of the prepayment of the term B loan during the first quarter of fiscal year 2014.

Other income (expense), net for the six months ended April 30, 2014 was a net other expense of $6.3 million compared to a net other income of $6.2 million for the six months ended April 30, 2013, a change of $12.6 million. The Other expense, net, incurred during the six months ended April 30, 2014 is primarily related to an additional $3.3 million accrual associated with certain Brazilian federal tax assessments that we enrolled in the Brazilian Federal Tax Amnesty Program during December 2013. See further discussion in Note 9, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The Other income, net, during the six months ended April 30, 2013 is primarily related to the gain on the divestiture of certain assets and business operations related to our SAIL mobile payment product.

Income tax benefit for the six months ended April 30, 2014 was $7.6 million compared to $19.0 million for the six months ended April 30, 2013, down $11.4 million. The decrease is primarily due to a $21.3 million discrete tax benefit during the three months ended April 30, 2013 related to the Litigation settlement and loss contingency expense in that period, which was partially offset by a $10.7 million discrete tax expense related to an increase in uncertain tax positions in the six months ended April 30, 2013, neither of which recurred in the six months ended April 30, 2014.

Segment Results of Operations

Net revenues and operating income of each segment reflect net revenues and expenses that are directly attributable to that segment. Net revenues and expenses not allocated to segment net revenues and segment operating income include amortization of purchased intangible assets, increase to fair value (step-up) of inventory at acquisition, fair value decrease (step-down) in deferred revenue at acquisition, some inventory reserves, asset impairments, restructuring expenses, stock-based compensation, as well as corporate research and development, sales and marketing, general and administrative, and litigation settlement and loss contingency expenses.

Americas Net Revenues and Operating Income

Our Americas segment includes our operations in North America, South America, Central America, and the Caribbean. Americas customers are diverse, and include traditional and specialty merchants, financial institutions, payment processors, and distributors, among others. Americas net revenues in some markets are dependent upon a limited number of customers, and the timing of purchase decisions and size of orders from those customers can significantly impact Americas net revenues from period to period. For example, our net revenues can increase in periods when larger financial institutions or tier 1 retailers undertake an upgrade or other change, and decrease in periods when such projects are completed. In addition, the timing of when our customers choose to adopt new technology is influenced by factors such as the timing or expected timing of new standards and regulations, and the timing of our new product releases and certifications of those products. Our business transactions in Americas are denominated predominately in U.S. dollars and Brazilian reais.

Three Months Ended April 30, 2014 compared to April 30, 2013

	Three Months Ended April 30,
	2014	% of Net revenues	2013	% of Net revenues
	(in thousands, except percentages)
Net revenues:
System solutions	$141,138	67.6%	$144,740	69.8%
Services	67,493	32.4%	62,635	30.2%
Total net revenues	$208,631	100.0%	$207,375	100.0%
Operating income	$49,194	23.6%	$54,537	26.3%

System solutions net revenues for the three months ended April 30, 2014 were $141.1 million compared to $144.7 million for the three months ended April 30, 2013, down $3.6 million or 2.5%, primarily due to the timing of demand by some of our large customers. During the three months ended April 30, 2014, one large retail customer purchased $6.4 million more than it did in the three months ended April 30, 2013, as it rolled out next generation terminals, and a large North American distributor purchased $9.2 million less as it worked with its customers to deploy existing terminal inventories prior to the PCI standard changes in April 2014. Systems solutions net revenues during the three months ended April 30, 2014 were also negatively impacted by pricing pressures, primarily in Brazil. Foreign currency fluctuations had a $9.7 million unfavorable impact on System solutions net revenues in Latin America, primarily due to a decrease in the value of the Brazilian reais as compared to the U.S. dollar year over year.

Services net revenues for the three months ended April 30, 2014 were $67.5 million compared to $62.6 million for the three months ended April 30, 2013, up $4.9 million or 7.8%, primarily due to growth of our taxi solutions business.

Operating income for the three months ended April 30, 2014 was $49.2 million or 23.6% of total net revenues, compared to $54.5 million or 26.3% of total net revenues for the three months ended April 30, 2013, down $5.3 million and 2.7 percentage points, primarily due to pricing pressures, primarily in Brazil, as well as changes in product and customer mix throughout the region.

Six Months Ended April 30, 2014 compared to April 30, 2013

	Six Months Ended April 30,
	2014	% of Net revenues	2013	% of Net revenues
	(in thousands, except percentages)
Net revenues:
System solutions	$262,195	65.7%	$288,067	69.7%
Services	136,952	34.3%	125,061	30.3%
Total net revenues	$399,147	100.0%	$413,128	100.0%
Operating income	$99,636	25.0%	$117,497	28.4%

System solutions net revenues for the six months ended April 30, 2014 were $262.2 million compared to $288.1 million for the six months ended April 30, 2013, down $25.9 million or 9.0%, primarily due to the timing of customer demand and technology refreshes by some of our large customers in fiscal year 2013 that did not recur in fiscal year 2014. System solutions net revenues in North America declined $15.2 million, partially as a result of lower purchases by some of our large North American distributors as they worked with their customers to deploy existing terminal inventories prior to the PCI standard changes in April 2014. System solutions net revenues also declined $10.6 million in Latin America, primarily driven by the net impact of the timing of demand from some of our large customers in that region.

Services net revenues for the six months ended April 30, 2014 were $137.0 million compared to $125.1 million for the six months ended April 30, 2013, up $11.9 million or 9.5%, primarily due to growth in our taxi solutions business and our continued expansion of our other Services offerings across all Americas markets.

Foreign currency fluctuations had a $17.1 million unfavorable impact on total net revenues in Latin America, primarily due to a decrease in the value of the Brazilian reais as compared to the U.S. dollar year over year.

Operating income for the six months ended April 30, 2014 was $99.6 million or 25.0% of total net revenues, compared to $117.5 million or 28.4% of total net revenues for the six months ended April 30, 2013, down $17.9 million and 3.4 percentage points, primarily due to the decline in total net revenues, pricing pressures, primarily in Brazil, as well as changes in product and customer mix throughout the region.

EMEA Net Revenues and Operating Income

Our EMEA segment is comprised of our operations in Europe, the Middle East, and Africa. Our EMEA customers include financial institutions, retailers, distributors, and individual merchants. Net revenues in this segment are primarily influenced by market-wide factors such as standards and regulations, competition, and the timing of our new product releases and certifications of those products and, to a lesser extent, the timing of customer orders. In addition, in emerging markets such as the Middle East, Africa, and parts of Eastern Europe, net revenues are dependent on the adoption by such markets of our products and solutions, competitive pressures, and the timing of local electronic payments initiatives that may create demand for our products and solutions. Our business transactions in EMEA are denominated predominately in U.S. dollars, Euro, British pounds, and Swedish krona.

Three Months Ended April 30, 2014 compared to April 30, 2013

	Three Months Ended April 30,
	2014	% of Net revenues	2013	% of Net revenues
	(in thousands, except percentages)
Net revenues:
System solutions	$100,086	52.5%	$94,565	54.8%
Services	90,489	47.5%	78,154	45.2%
Total net revenues	$190,575	100.0%	$172,719	100.0%
Operating income	$52,597	27.6%	$43,035	24.9%

System solutions net revenues for the three months ended April 30, 2014 were $100.1 million compared to $94.6 million for the three months ended April 30, 2013, up $5.5 million or 5.8%. System solutions net revenues increased primarily due to the timing of demand by some of our large customers and distributors throughout the region. During the three months ended April 30, 2014, two of our large distributors in EMEA purchased $7.0 million more than they did in the three months ended April 30, 2013 due to technology roll outs by their customers.

Services net revenues for the three months ended April 30, 2014 were $90.5 million compared to $78.2 million for the three months ended April 30, 2013, up $12.3 million or 15.7%, which is primarily due to our continued expansion of services offerings, including our Payment-as-a-Service offering, throughout the segment and to a broader customer base.

Operating income for the three months ended April 30, 2014 was $52.6 million or 27.6% of total net revenues, compared to $43.0 million, or 24.9% of total net revenues, for the three months ended April 30, 2013, up $9.6 million and 2.7 percentage points. The increase in dollars is primarily related to the increase in total net revenues. The increase in operating income as a percentage of total net revenues is primarily due to growth in Services net revenues that had higher margins.

Six Months Ended April 30, 2014 compared to April 30, 2013

	Six Months Ended April 30,
	2014	% of Net revenues	2013	% of Net revenues
	(in thousands, except percentages)
Net revenues:
System solutions	$197,750	52.5%	$190,425	55.1%
Services	179,126	47.5%	155,178	44.9%
Total net revenues	$376,876	100.0%	$345,603	100.0%
Operating income	$106,334	28.2%	$94,602	27.4%

System solutions net revenues for the six months ended April 30, 2014 were $197.8 million compared to $190.4 million for the six months ended April 30, 2013, up $7.3 million or 3.8%. System solutions net revenues increased primarily due to the timing of demand by some of our large customers and distributors across the region. During the six months ended April 30, 2014, System solutions net revenues from three large customers increased $16.6 million. This increase was offset by a $11.2 million decrease as a result of lower order volume from a large distributor.

Services net revenues for the six months ended April 30, 2014 were $179.1 million compared to $155.2 million for the six months ended April 30, 2013, up $23.9 million or 15.4%, which is primarily due to our continued expansion of services offerings, including our Payment-as-a-Service offering, throughout the segment and to a broader customer base.

Foreign currency fluctuations had a $4.8 million favorable impact on total net revenues in EMEA, primarily due to an increase in the value of the Euro as compared to the U.S. dollar year over year.

Operating income for the six months ended April 30, 2014 was $106.3 million or 28.2% of total net revenues, compared to $94.6 million, or 27.4% of total net revenues, for the six months ended April 30, 2013, up $11.7 million and 0.8 percentage points. The increase in operating income in dollars was primarily due to an increase in total net revenues and changes in product mix. The increase in operating income as a percentage of total net revenues is primarily due to growth in Services net revenues that had relatively higher margins.

ASPAC Net Revenues and Operating Income

Our ASPAC segment consists of our operations in Asia, Australia, New Zealand, and other Asia Pacific Rim countries. Our ASPAC customers are comprised primarily of financial institutions, distributors, and individual merchants. Our ASPAC business is relatively concentrated in terms of customer base and, as a result, our net revenues may vary significantly from period to period. ASPAC net revenues are impacted by standards and regulations, the timing of our new product releases and certifications of those products in the various regulatory environments, as well as increasing competitive pressure. ASPAC business transactions are denominated predominately in Australian dollars, U.S. dollars, and Chinese renminbi.

Three Months Ended April 30, 2014 compared to April 30, 2013

	Three Months Ended April 30,
	2014	% of Net revenues	2013	% of Net revenues
	(in thousands, except percentages)
Net revenues:
System solutions	$49,511	73.3%	$39,825	80.2%
Services	18,059	26.7%	9,829	19.8%
Total net revenues	$67,570	100.0%	$49,654	100.0%
Operating income	$16,101	23.8%	$9,572	19.3%

System solutions net revenues for the three months ended April 30, 2014 were $49.5 million compared to $39.8 million for the three months ended April 30, 2013, up $9.7 million or 24.4%, primarily due to increased demand from some of our large customers in Australia deploying new terminals. We continued to experience competition and pricing pressures in this region, primarily in China.

Services net revenues for the three months ended April 30, 2014 were $18.1 million compared to $9.8 million for the three months ended April 30, 2013, up $8.2 million or 83.7%, primarily due to $8.5 million of Services net revenues from the EFTPOS New Zealand Limited business that we acquired on May 31, 2013.

Operating income for the three months ended April 30, 2014 was $16.1 million or 23.8% of total net revenues, compared to $9.6 million or 19.3% of total net revenues for the three months ended April 30, 2013, up by $6.5 million and 4.5 percentage points. The increase in operating income in dollars was primarily due to the increase in total net revenues. The increase in operating income as a percentage of total net revenues is primarily due to the acquisition of EFTPOS New Zealand Limited.

Six Months Ended April 30, 2014 compared to April 30, 2013

	Six Months Ended April 30,
	2014	% of Net revenues	2013	% of Net revenues
	(in thousands, except percentages)
Net revenues:
System solutions	$91,956	71.9%	$82,468	81.9%
Services	35,947	28.1%	18,203	18.1%
Total net revenues	$127,903	100.0%	$100,671	100.0%
Operating income	$27,865	21.8%	$19,398	19.3%

System solutions net revenues for the six months ended April 30, 2014 were $92.0 million compared to $82.5 million for the six months ended April 30, 2013, up $9.5 million or 11.5%, primarily due to increased demand from some of our large customers in Australia deploying new terminals. On the other hand, we continued to experience competition and pricing pressures in this segment, as well as changes in customer demand related to the availability of products with desired functionality.

Services net revenues for the six months ended April 30, 2014 were $35.9 million compared to $18.2 million for the six months ended April 30, 2013, up $17.7 million or 97.5%, primarily due to $17.2 million Services net revenues from the EFTPOS New Zealand Limited business that we acquired on May 31, 2013.

Foreign currency fluctuations had a $5.8 million unfavorable impact on total net revenues in ASPAC, primarily due to a decrease in the value of the Australian dollar as compared to the U.S. dollar year over year.

Operating income for the six months ended April 30, 2014 was $27.9 million or 21.8% of total net revenues, compared to $19.4 million or 19.3% of total net revenues for the six months ended April 30, 2013, up by $8.5 million and 2.5 percentage points. The increase in operating income in dollars was primarily due to an increase in total net revenues. The increase in operating income as a percentage of total net revenues is primarily due to the acquisition of EFTPOS New Zealand Limited.

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

We expect the timing of new product releases to continue to have a significant impact on our net revenues, particularly in markets where we have experienced delays in some of our new product releases and certifications, and in countries that require lengthy certification processes. Net revenues can vary significantly when larger customers or distributors cancel or delay orders due to budget concerns, technology refresh cycles, economic conditions and regulatory, certification or other requirements. Also, demand for electronic payment systems may eventually reach a saturation point, at which time customers might slow or end expansion projects. We expect to generate net revenues in the U.S. related to a new EMV standard that we expect will be adopted by our customers over the next several years, although timing of any related revenues will depend on the timing of decisions by our customers. We expect growth in emerging markets as economic conditions improve and those markets make efforts to modernize to cashless payment systems.

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

We continue to focus on expanding our Services offerings globally. We are investing in select markets in order to expand our Payment-as-a-Service offering in new countries, continue to focus on digital media expansion and are also focused on commerce enablement solutions, using our consumer-facing point of sale terminals to offer services complementary to our payment solutions that facilitate commerce between merchants and consumers. We expect continued growth in Services net revenues as a result of these efforts. As we transition to service oriented arrangements, we may experience a shift in the timing of System solutions net revenues depending on when all of our performance obligations are complete.

We have increased our level of spending on research and development activities and expect to continue at that increased level as we focus on platform development efforts and work to shorten our product development life-cycle and time to market.

We plan to continue efforts to improve our cost structure, including rationalizing our product portfolio and streamlining all aspects of our business. In connection with these transformation efforts, we have approved restructuring plans under which we expect to reduce headcount, close facilities and reduce overall costs. During the second half of fiscal year 2014 and during fiscal year 2015 we expect to record restructuring expenses totaling approximately $17.0 million, the timing of which will depend upon many factors, including in some cases the timing of notification of the employees as determined by local employment laws and the timing of when we exit facilities or complete other restructuring related activities. We expect to achieve approximately $35 million of annualized run rate savings by the end of fiscal year 2014 as a result of these activities. Much of the savings will be reinvested into growth initiatives as part of our transformation program. Spending may increase further depending on the costs of any future restructurings, costs associated with ongoing integration of past acquisitions and costs related to resolving legal matters.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance working capital, pay for contractual commitments, service our debt, and make capital expenditures and investments. As of April 30, 2014, our primary sources of liquidity were $229.8 million of cash and cash equivalents, as well as amounts available to us under the revolving loan that is part of our 2011 Credit Agreement.

Cash and cash equivalents as of April 30, 2014 included $203.9 million held by our foreign subsidiaries. If we decide to distribute or use the cash and cash equivalents held by our foreign subsidiaries outside those foreign jurisdictions, including a distribution to the U.S., we may be subject to additional taxes or costs.

We also held $14.9 million in restricted cash as of April 30, 2014, which was mainly comprised of pledged deposits and deposits to Brazilian courts related to tax proceedings pending adjudication.

On December 24, 2013, we paid in full the $48.4 million remaining outstanding balance of the term B loan under our 2011 Credit Agreement. This payment was partially funded through $47.0 million of additional borrowings under the revolving loan that is part of the same credit agreement.

As of April 30, 2014, our outstanding borrowings under the 2011 Credit Agreement consisted of $883.6 million in term A loans and $55.0 million that was drawn against the revolving loan. In addition, $370.5 million was available for draw on the revolving loan, subject to covenant requirements. See Note 7, Financings, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding our borrowings. Key terms of the 2011 Credit Agreement include financial maintenance covenants and certain representations, warranties, covenants, and conditions that are customarily required for similar financings, and are described in Note 9, Financings, in the Notes to Consolidated Financial Statements of our 2013 Annual Report on Form 10-K. We were in compliance with all financial covenants under the 2011 Credit Agreement as of April 30, 2014 and based on these covenants we had the ability to borrow an additional $84.6 million of the $370.5 million available credit as of April 30, 2014. In addition, we are evaluating a potential refinance of the 2011 Credit Agreement to extend the term, reduce near term repayment obligations, and improve pricing and other terms; there is no assurance that we will complete this potential refinancing on terms we anticipate or at all.

We entered into an agreement in principle on April 25, 2014 and a confidential settlement agreement on May 27, 2014, to settle the pending action captioned, Creative Mobile Technologies, LLC v. VeriFone Systems, Inc. et al. for $9.0 million of consideration consisting of a $7.5 million one-time cash payment and a $1.5 million credit that may be applied by Creative Mobile Technologies, LLC against future accounts receivable related to purchases of certain VeriFone electronic payment terminals at fair value within 24 months. The cash portion of the settlement payment was funded from cash on hand during June 2014. See Note 9, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding this matter.

On November 5, 2013, we paid $61.2 million into an escrow account to fund the uninsured portion of the settlement pursuant to the preliminary court approval dated October 15, 2013 in the pending securities class action captioned, In re VeriFone Holdings, Inc. Securities Litigation. This amount was funded from cash on hand and available credit under the revolving loan. Our insurance carriers paid the remaining $33.8 million settlement amount into that escrow account. On February 25, 2014, the court in such class action issued a final order approving the settlement. One of the objectors to the settlement filed a notice of appeal to the court’s February 25, 2014 judgment and orders, and subsequently filed a motion for voluntary dismissal of the appeal, with prejudice. On June 2, 2014, the U.S. Court of Appeals for the Ninth Circuit issued an order, dismissing the appeal with prejudice. See Note 9, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding this matter.

As part of cost optimization and corporate transformation initiatives, we have approved restructuring plans under which we made approximately $3.1 million of cash payments during the quarter ended April 30, 2014 and expect to make future cash payments totaling approximately $20.0 million during fiscal years 2014 and 2015.

Our future capital requirements may vary significantly from prior periods as well as from those capital requirements we have currently planned. These requirements will depend on a number of factors, including operating factors such as our terms and payment experience with customers, the timing of annual recurring billings in some markets, the resolution of any legal proceedings against us or settlement of litigation in an amount in excess of our insurance coverage, costs related to acquisitions, restructuring expenses and investments we may make in infrastructure, product or market development, as well as timing and availability of financing. Based upon our current level of operations, we believe that we have the financial resources to meet our business requirements for the next year, including capital expenditures, working capital requirements, future strategic investments and debt servicing costs, and to maintain compliance with our financial covenants.

Statement of Cash Flows

The net increases (decreases) in cash and cash equivalents are summarized in the following table (in thousands):

	Six Months Ended April 30,
	2014	2013	Change
Net cash provided by (used in):
Operating activities	$88,435	$132,581	$(44,146)
Investing activities	(39,284)	(46,177)	6,893
Financing activities	(87,319)	(34,243)	(53,076)
Effect of foreign currency exchange rate changes on cash	(223)	(280)	57
Net increase (decrease) in cash and cash equivalents	$(38,391)	$51,881	$(90,272)

Operating Activities

Net cash provided by operating activities for the six months ended April 30, 2014 was $88.4 million, compared to $132.6 million cash provided during the six months ended April 30, 2013, down $44.1 million. Cash provided by operating activities includes the impact of the $61.2 million securities class action litigation settlement payment, which was offset by increases in cash flows primarily as a result of more efficient working capital management. In particular, the net cash provided by changes in Accounts receivable, Inventories and Accounts payable was $31.0 million higher in the six months ended April 30, 2014 than the same period in 2013.

Investing Activities

Net cash used in investing activities for the six months ended April 30, 2014 was $39.3 million, compared to $46.2 million for the six months ended April 30, 2013 down $6.9 million as we made no significant acquisitions during the six months ended April 30, 2014.

Financing Activities

Net cash used in financing activities for the six months ended April 30, 2014 was $87.3 million, compared to $34.2 million for the six months ended April 30, 2013, up $53.1 million, primarily due to voluntary pre-payments with respect to the 2011 Credit Agreement during the six months ended April 30, 2014.

Contractual Obligations

The following table summarizes our contractual obligations as of April 30, 2014 (in thousands):

	Years Ended October 31,
	Remainder of fiscal year 2014	2015	2016	2017	2018	Thereafter	Total
2011 Credit Agreement (1)	$67,100	$126,900	$200,597	$607,472	$—	$—	$1,002,069
Capital lease obligations and other loans	204	972	123	77	43	463	1,882
Operating leases (2)	25,562	34,431	27,707	23,468	14,831	35,872	161,871
Brazilian federal tax amnesty obligations (3)	796	1,594	1,015	234	214	630	4,483
Minimum purchase obligations	122,304	—	—	—	—	—	122,304
Total	$215,966	$163,897	$229,442	$631,251	$15,088	$36,965	$1,292,609

(1)	Contractual obligations for the 2011 Credit Agreement include interest calculated using the rate in effect as of April 30, 2014.

(2)
Operating leases include $104.8 million of minimum contractual obligations on leases for our taxi solutions business where payments are based upon the number of operational taxicabs with our advertising displays as of April 30, 2014.

(3)
Installment payments under the Brazilian Federal Tax Amnesty Program are described further in Note 9, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

As of April 30, 2014, the amount payable for unrecognized tax benefits was $65.6 million, including accrued interest and penalties, none of which is expected to be paid within one year. This amount is included in Other long-term liabilities in our Condensed Consolidated Balance Sheets as of April 30, 2014. We are unable to make a reasonably reliable estimate as to when cash settlement with the applicable taxing authorities may occur; therefore, such amounts are not included in the above contractual obligations table.

We expect that we will be able to fund our remaining obligations and commitments with future cash flows from our ongoing operations, and our $229.8 million of cash and cash equivalents held as of April 30, 2014. To the extent we are unable to fund these obligations and commitments with existing cash and cash flows from operations, we can draw upon amounts available under our 2011 Credit Agreement or future debt or equity financings.

Bank Guarantees

We have issued bank guarantees with maturities ranging from two months to six years to certain of our customers and vendors as required in some countries to support certain performance obligations under our service or other agreements with those parties. As of April 30, 2014, the maximum amount that may become payable under these guarantees was $13.8 million, of which $3.6 million was collateralized by restricted cash deposits.

Letters of Credit

We provide standby letters of credit in the ordinary course of business to third parties as required. As of April 30, 2014, the maximum amounts that may become payable under these letters of credit was $8.0 million, of which $4.9 million was collateralized by restricted cash deposits.

Manufacturing Agreements

We work on a purchase order basis with our contract manufacturers, which are located in China, Singapore, Malaysia, Brazil, Germany, Romania, and France, and component suppliers located throughout the world, to supply nearly all of our finished goods inventories, spare parts, and accessories. We provide each such supplier with a purchase order to cover the manufacturing requirements, which generally constitutes a binding commitment by us to purchase materials and finished goods produced by the manufacturer as specified in the purchase order. Most of these purchase orders are considered to be non-cancelable, and are expected to be paid within one year of the issuance date. As of April 30, 2014, the amount of purchase commitments issued to contract manufacturers and component suppliers totaled approximately $122.3 million. Of this amount, $13.7 million has been recorded in Accruals and other current liabilities in our Condensed Consolidated Balance Sheets because these commitments are not expected to have future value to us.

We utilize a limited number of third parties to manufacture our products, and rely upon these contract manufacturers to produce and deliver products on a timely basis and at an acceptable cost. Furthermore, a majority of our manufacturing activities are concentrated in China and Brazil. As a result, disruptions to the business or operations of the contract manufacturers or to their ability to produce the required products in a timely manner, and particularly disruptions to the manufacturing facilities located in China and Brazil, could significantly impact our business and operations. In addition, a number of components that are necessary to manufacture and assemble our systems are specifically customized for use in our products and are obtained from sole source suppliers on a purchase order basis. Because of the customized nature of these components and the limited number of available suppliers, if we were to experience a supply disruption, it would be difficult and costly to find alternative sources in a timely manner or at all.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Polices and Estimates

General

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. Our significant accounting policies are more fully described in Note 1, Principles of Consolidation and Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements of our 2013 Annual Report on Form 10-K. There were no changes to our significant accounting policies during the six months ended April 30, 2014.

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

Goodwill

For our fiscal year 2013 annual impairment review, we compared the carrying amount of each of our reporting units as of August 1, 2013 to their estimated fair value, and determined that the estimated fair value of each reporting unit exceeded its carrying amount by amounts ranging from 26.9% to 188.4%. Our EMEA reporting unit, which was allocated $948.2 million of goodwill, had the lowest excess of fair value over carrying value. We performed an interim review for potential indicators of impairment at April 30, 2014 and noted no indicators that may result in impairment of goodwill. Significant changes to our financial outlook, a sustained decline in our stock price, weakening of macroeconomic conditions, or significant changes in our management structure or business strategies could result in changes to our reporting units or goodwill impairment assessment in the future. In accordance with our accounting policies, during each quarter we will perform an interim review for potential impairment indicators and during our fourth fiscal quarter of 2014 we will perform our annual goodwill impairment test. As described in Part II Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q, additional impairment charges can materially and adversely affect our financial results.

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

Restructuring

During fiscal year 2014 we have approved and initiated restructuring plans intended to optimize costs and transform our company. Restructuring plans require us to make significant estimates in several areas including: 1) expenses for severance and other employee separation costs; 2) the costs to terminate lease obligations, including potential sublease income; 3) realizable values of assets we may dispose; and 4) other costs. The amounts we have accrued represent our best estimate of the obligations we expect to incur in connection with these actions, but could be subject to change due to various factors including employee attrition rates, the outcome of negotiations with third parties and market conditions. Should the actual amounts differ from our estimates, the amount of the restructuring expense could be materially impacted.

Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements may be found in Note 1, Principles of Consolidation and Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. These exposures may change over time as business practices evolve, and could have a material adverse impact on our financial results. Our exposures to market risk have not changed materially since October 31, 2013. For quantitative and qualitative disclosures about market risk, see Part II Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), are designed to and are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Information with respect to this Item may be found in Note 9, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated into this Item 1 by reference.

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

•	delays in customer purchases in anticipation of product or service enhancements or due to uncertainty in economic conditions;

•	demand for and acceptance of our new product and services offerings;

•	changes in competitive conditions, including from traditional payment solution providers and from alternative payment solution providers;

•	the rate at which we transition customers to our services model;

•	decisions by our distributors and other customers relating to the overall channel inventories of our products held in a particular quarter;

•	concentration in certain of our customer bases;

•	changes in market conditions, such as fluctuations in currency exchange rates;

•	variations in product mix and cost during any period;

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

•	different and/or more stringent data protection, privacy and other laws;

•	antitrust and competition regulations;

•	changes or instability in a specific country's or region's political or economic conditions; and

•	greater difficulty in safeguarding intellectual property in areas such as China, India, Russia, and Latin America.

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

We are subject to foreign currency risk including that from economic and political instability which can lead to significant and unpredictable volatility in currency rates, including significant currency devaluations, which may negatively impact our net revenues, gross margins, results of operations and financial position. Although we engage in some hedging of our foreign currency exposures, we do not hedge all such exposures and our hedging arrangements may not always be effective. The uncertainty with respect to the ability of certain European countries to continue to service their sovereign debt obligations and the related European financial restructuring efforts may cause the value of the Euro to fluctuate. The current political situation in Ukraine, the sanctions imposed against Russia by certain European nations and the U.S., and Russia's response to such sanctions may further increase the economic uncertainty in the affected regions and lead to further fluctuation in the value of foreign currencies, such as Euro, used in these regions. See "Fluctuations in currency exchange rates may adversely affect our results of operations." in this Quarterly Report on Form 10-Q and Part II Item 7A, Quantitative and Qualitative Disclosures About Market Risk--Foreign Currency Risk of our Annual Report on Form 10-K filed with the SEC for the fiscal year ended October 31, 2013.

In addition, compliance with foreign and U.S. laws and regulations, including changes and additions to such laws and regulations, that are applicable to our international operations is complex and may increase our cost of doing business in international jurisdictions and our international operations could expose us to fines and penalties if we fail to comply with these regulations. These laws and regulations include import and export requirements, trade restrictions and embargoes, exchange control regulations, data privacy requirements, labor laws, tax laws, anti-competition regulations, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials and other improper payments or inducements, such as the U.K. Bribery Act. Although we have implemented policies, procedures and training designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, distributors, suppliers and agents will not take actions in violation of our policies, particularly as we expand our operations through organic growth and acquisitions, including acquisitions of businesses that were not previously subject to and may not have familiarity with U.S. and other laws and regulations applicable to us or compliance policies similar to ours. For example, as described under the caption "Disclosures of Iranian Activities under Section 13(r) of the Securities Exchange Act of 1934" in Part I Item 1, Business of our Annual Report on Form 10-K filed with the SEC for the fiscal year ended October 31, 2013, in early 2013, we submitted a voluntary disclosure to the U.S. Department of Treasury's Office of Foreign Assets Control ("OFAC") in connection with certain unauthorized activities by employees of one of our non-U.S. subsidiaries that involved potential violations of sanctions regulations. Any violations of sanctions or export control regulations or other laws could subject us to civil or criminal penalties, including the imposition of substantial fines and interest or prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our reputation, our brand, our international expansion efforts and our business, and negatively impact our operating results.

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

•
introductions of competitive products, including products that customers may perceive as having better functions and features, and alternative payment solutions, such as mobile payments and processing, at the POS; and

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

We operate in an industry that makes us a target of cyber-attacks and other attacks on our systems as well as attacks targeted at our payment solutions. Our business involves the collection, transmission, storage and use of proprietary data or personally-identifying information of our customers, business partners and employees, as well as, in certain cases, end-users of our products or services. We rely on electronic networks, computers, systems, including our gateways, and programs to run our business and operations and, as a result, are exposed to risks of third-party security breaches, employee error, malfeasance, or other irregularities or compromises on our systems which could result in the loss or misappropriation of sensitive data, corruption of business data or other disruption to our operations. As we expand our solutions and services, we may handle increasing volumes of sensitive data, in which case we would expect to increasingly become a target of security breach attempts. We have devoted significant resources to security measures, processes and technologies to protect and secure our networks and systems, but they cannot provide absolute security, especially in light of rapid advances in computer capabilities and cryptography. For example, an increasing number of companies have disclosed breaches of their security systems, some of which have involved sophisticated and highly targeted attacks on their network infrastructure. Because the techniques used to breach security safeguards change frequently, may be difficult to detect for a long time and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

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

New competitors are entering the payments market rapidly with alternative payment solutions at the POS, such as mobile device-based card payment and processing solutions, including providers of “digital wallets” such as Merchant Customer Exchange, or MCX, an initiative supported by Walmart, Target and other major U.S. retailers, and Google Wallet, which offer customers the ability to pay on mobile devices through a variety of payment methods, and providers of card readers for mobile devices and of other new POS technologies such as PayPal and Square. Some of these alternative solutions enable payment and processing at the POS without use of traditional payment terminals, such as those we manufacture and sell. In addition, some of these alternative solutions are offered by companies that are significantly larger than we are.

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

As discussed in "If we are unsuccessful in executing on our implementation of the Payment-as-a-Service model and obtaining customer acceptance of our service offerings, our net revenues, income and profitability will be adversely impacted", the competitive environment for services offerings is complex and very different in each market and, in some markets, our competitors include certain of our customers that distribute our terminals. Some of our competitors may offer more services, have better name recognition in that market or have a longer or more established relationship with customers in that market than we do.

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

We expect certain markets where we conduct business, including parts of Europe, to continue to experience weakened or uncertain economic conditions in the near term, and some of our customers, prospective customers, suppliers, distributors and partners will continue to be negatively impacted by the continued global weakness in the economy. We cannot predict the extent and duration of the negative impact that global economic volatility may have on our business, operating results and financial condition. There is no assurance that governments and central banks will take actions to further stimulate the economy or any such actions will have positive or lasting impacts. Further, conditions such as political situations or terrorist actions in other parts of the world, such as Ukraine and parts of Asia, the continued uncertainty related to economic conditions in the U.S., including the implementation and duration of the so-called “budget sequestration”, the ongoing debate in the U.S. Congress regarding the national debt ceiling and federal budget deficit, the potential effect of the recent and any future federal government shutdown, and additional taxes related to changes in the health care law, as well as continued high unemployment rates in the U.S. and some other regions, may negatively impact global economic conditions, including corporate and consumer spending, and liquidity of capital markets. Continued volatility in market conditions, such as fluctuations in foreign currency rates relative to the U.S. dollar, makes it difficult to forecast our financial guidance and/or to meet such guidance. If we fail to meet our financial guidance or the expectations of investment analysts or investors in any period, the market price of our stock could decline.

Continuing political instability in Ukraine, sanctions against Russia, and Russia’s potential response to those sanctions, could materially adversely affect our business, results of operations and financial condition.

In March 2014, the Crimean region of Ukraine was annexed by Russia. In response, other nations, including the U.S., have imposed or are considering imposing, economic sanctions on Russia. Presently, concerns related to possible annexation of additional territory by Russia have prompted calls for increasing levels of economic sanctions. A significant amount of our net revenues are from Russia and its surrounding areas, including Ukraine. Continuing political instability in Ukraine and additional economic sanctions imposed by either the U.S. or the world community may result in serious economic challenges in Ukraine, Russia and the surrounding areas, and imposition of trade restrictions may delay or prevent shipment of products to or services performed in those countries, resulting in a significant decline in our net revenues. Further, potential responses by Russia to those sanctions could adversely affect European economic conditions, which could in turn affect our business in Europe. Accordingly, continuing political instability in Ukraine, sanctions against Russia and Russia's potential response to such sanctions could have a material adverse effect on our business, results of operation and financial condition.

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

During the three months ended April 30 and January 31, 2014, approximately 74% and 73%, respectively, of our net revenues were generated outside of the U.S. The percentage of net revenues generated outside of the U.S. has increased over recent years and may continue to increase over time. In particular, our acquisition of Point has increased our business in the Nordic regions and elsewhere in Northern Europe and our acquisition of Hypercom has increased our business significantly in the EMEA region and Asia. Part of our strategy is to expand our penetration in existing foreign markets and to enter new foreign markets, particularly emerging markets where we expect to see growth in electronic payments and related services. Our ability to penetrate some international markets may be limited due to different technical standards, protocols or product requirements. Expansion of our international operations will require significant management attention and financial resources. Certain emerging markets, such as those in the Middle East and Africa, may require longer lead times to develop distribution channels, may involve distribution channels with greater business and operational risk due to their relatively shorter operating histories, may be dependent upon the timing and success of local electronic payments initiatives and related infrastructure investments in such markets, as well as require additional time and effort to obtain product certifications and gain market acceptance for our products. Our international net revenues will depend on our success in a number of areas, including:

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

If we inaccurately forecast demand for our products, we could end up with too many products and be unable to sell the excess inventory in a timely manner, if at all, or, alternatively, we could end up with too few products and not be able to satisfy demand. This problem is exacerbated because we generally receive a significant volume of customer orders towards the end of each fiscal quarter which leaves us little room to adjust inventory mix to match demand, as discussed under “Timing for orders for our products and services can be back-end weighted within the fiscal quarter, which can make our net revenues difficult to predict and can negatively impact our business and results of operations.” During the transition from an existing product to a new replacement product, we must accurately predict the demand for the existing and the new product. Furthermore, introducing new products into our current markets or existing products into new markets involves the uncertainty of whether the market will adopt our product in the volumes and time frames that we anticipate or at all. Our inability to properly manage our inventory levels could lead to increased expenses associated with writing off excessive or obsolete inventory, additional shipping costs to meet immediate demand and a corresponding decline in gross margins, or lost sales. If we do not accurately predict demand, we could also incur increased expenses associated with binding commitments to certain third-party contract manufacturers and suppliers which would negatively impact our gross margins and operating results. For example, as of April 30, 2014, the amount of purchase commitments issued to contract manufacturers and component suppliers totaled approximately $122.3 million. Of this amount, $13.7 million has been recorded in Accruals and other current liabilities in our Condensed Consolidated Balance Sheets because these commitments are not expected to have future value to us. For additional information regarding our commitments to third-party manufacturers and suppliers, see Note 9, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. During times of economic uncertainty, such as the global economic recession that continues to impact certain parts of Europe, it becomes more difficult to accurately forecast demand and manage our inventory levels. Deteriorating market conditions have in the past and can in future periods cause us to incur additional costs associated with excess and obsolete inventory, scrap, and excess inventory held by our contract manufacturers.

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

The accumulation of excess or obsolete inventory has in the past resulted in and may in future periods result in price reductions and inventory write-downs and scrap, which could, sometimes materially, adversely affect our business, results of operations and financial condition. For example, as a result of the expiration of PCI 1.3 standards in April 2014, we can no longer sell our products that are only compliant with PCI 1.3 or earlier standards except under limited circumstances, primarily as one-for-one in-kind replacements of devices for repair and replacement. For the fiscal year ended October 31, 2013, we incurred costs for obsolete inventory, scrap, and purchase commitments for excess components at contract manufacturers of $26.5 million, an increase of $13.7 million compared to the fiscal year ended October 31, 2012, due to lower-than-anticipated system solutions sales volumes and potential obsolescence because the PCI 1.3 standards would be expiring in April 2014.

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

We are currently a party in several litigation proceedings. If any of these proceedings are resolved adversely to us, this could have a material adverse effect on our business, financial condition, results of operations or cash flows. For example, in connection with the restatement of our historical interim financial statements during fiscal year 2007, a number of securities class action complaints were filed against us and certain of our officers, and purported derivative actions were also filed against certain of our current and former directors and officers. As described in Part II Item 1. Legal Proceedings of this Quarterly Report on Form 10-Q, the U.S. District Court for the Northern District of California issued a final order on February 25, 2014, approving the settlement agreement we reached with the plaintiffs in the pending securities class action case, caption In re VeriFone Holdings, Inc. Securities Litigation, pursuant to which we would pay $95.0 million, subject to certain adjustments if VeriFone was acquired on or before April 15, 2014, to the plaintiffs to settle the action, dismissing the case with prejudice and entering judgment in the action. We and our insurance carriers have deposited a total of $95.0 million into an escrow account for the settlement. One of the objectors to the settlement filed a notice of appeal to the court’s February 25, 2014 judgment and orders, and subsequently filed a motion for voluntary dismissal of the appeal with prejudice. On June 2, 2014, the U.S. Court of Appeals for the Ninth Circuit issued an order dismissing the appeal with prejudice. In fiscal year 2013, we recorded a total expense of $61.2 million for this securities class action, which represents the amount of the settlement (not including the contingent payment in case of a change of control) that we do not expect to be covered by insurance.

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

Furthermore, we are, and in the future may be, involved in various litigation and regulatory matters, such as commercial disputes and labor and employment claims, that arise in the ordinary course of business.

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

We have received, and have currently pending, third-party infringement claims and may receive additional notices of claims of infringement in the future. As we expand into other payment technologies and as competition in this area increases, it is possible that the rate at which third parties bring claims will increase. Infringement claims may cause us to incur significant costs in defending against those claims or to settle claims to avoid costly or protracted litigation even if we believe those claims are without merit. For example, in March 2008, Cardsoft, Inc. and Cardsoft (Assignment for the Benefit of Creditors), LLC commenced an infringement action against us and others. On June 8, 2012, following a jury trial in the Eastern District of Texas, Marshall Division, the jury issued a verdict against us and awarded Cardsoft infringement damages and royalties. On October 30, 2013, the court issued judgment upholding the jury’s infringement verdict and the award of damages of approximately $15.4 million. The court also granted Cardsoft pre-judgment interest, post-judgment interest and certain costs, the exact amounts of which are yet to be determined. In addition, the court ruled that there should be an ongoing royalty, but has not yet set a rate for such royalty. We have appealed the District Court’s judgment with the U.S. Court of Appeals for the Federal Circuit. Infringement claims are expensive and time consuming to defend against, regardless of the merits or ultimate outcome. Although we believe Cardsoft's claims are without merit, we have had to expend substantial time and funds to defend these claims, and we expect to continue to incur costs to defend this litigation. Similar claims may result in additional protracted and costly litigation. There can be no assurance that we will prevail in any such actions or that any license required under any such patent or other intellectual property would be made available on commercially acceptable terms, if at all. An unfavorable outcome in any such litigation, including our appeal of the district court's judgment in the Cardsoft litigation, could result in a significant judgment of damages against us, which could materially and adversely impact our financial results, financial condition and cash flows. See Note 9, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Fluctuations in currency exchange rates may adversely affect our results of operations.

A substantial portion of our business consists of sales made to customers outside the U.S. A portion of the net revenues we receive from such sales is denominated in currencies other than the U.S. dollar, primarily the British Pound, the Euro, the Swedish Krona and the Brazilian Reais, and the amount of net revenues in foreign currencies has increased with our acquisitions of Point and Hypercom. Additionally, portions of our cost of net revenues and our other operating expenses are incurred by our international operations and denominated in local currencies, primarily the Euro, Brazilian Reais, British Pound, and Swedish Krona. In particular, our net revenues, cost of net revenues and operating expense denominated in the Euro and the Swedish Krona have increased with the Point and Hypercom acquisitions. Fluctuations in the value of these net revenues, costs and expenses as measured in U.S. dollars have historically affected our results of operations, and adverse currency exchange rate fluctuations may have a material impact in the future. Further, changes in exchange rates that strengthen the U.S. dollar could increase the price of our products in the local currencies of the foreign markets we serve. Declines in foreign currencies relative to the U.S. dollar would result in making our products relatively more expensive than products that are denominated in local currencies, which could lead to a reduction in sales and profitability in those foreign markets. In addition, our balance sheet contains monetary assets and liabilities denominated in currencies other than the U.S. dollar, such as cash, intercompany balances, trade receivables and payables, and fluctuations in the exchange rates for these currencies could adversely affect our results of operations.

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

Our international sales of system solutions tend to carry lower average selling prices and therefore have lower gross margins than our sales in the U.S. We also face increasing downward pressure on prices in certain international markets such as China, where competition from local low-cost vendors has increased significantly, Brazil, where competition has intensified, and in India where we continue to work to expand our business. In addition, the costs associated with international trade may be higher as a result of the importation costs, duties and trade requirements or other import or export control laws and regulations imposed by some jurisdictions where we do business. As a result, any improvement in our results of operations from our expansion internationally will likely not be as favorable or profitable as an expansion of similar magnitude in the U.S. In addition, we are unable to predict for any future period our proportion of net revenues that will result from international sales versus sales in the U.S. Variations in this proportion from period to period may lead to volatility in our results of operations which, in turn, may depress the trading price of our stock.

We depend on a limited number of customers, including distributors and resellers, for a large percentage of our net revenues. If we do not effectively manage our relationships with them, our net revenues and operating results could suffer.

A significant percentage of our net revenues is attributable to a limited number of customers, including distributors and ISOs. For example, in the three months ended April 30, 2014, one customer accounted for 12.5% of total net revenues in our Americas reportable segment and one customer accounted for 11.7% of total net revenues in our ASPAC reportable segment. Our net revenues are dependent in part on the timing of purchases by our large customers. If any of our large customers significantly reduces or delays purchases from us or if we are required to sell products to them at reduced prices or on other terms less favorable to us, our net revenues, profitability, cash flows and net income could be materially and adversely affected. In addition, if we are not able to adequately and timely respond to demands for new or additional products or features from any of our large customers, that customer may decide to reduce its order or not to purchase from us at all, which could have a material adverse effect on our business and results of operations.

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

As a result of our acquisitions, particularly that of Lipman in November 2006, Hypercom in August 2011 and Point in December 2011, we have recorded significant goodwill and intangible assets on our balance sheet. We test goodwill and intangible assets for impairment on a periodic basis as required, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The events or changes that could require us to test our goodwill and intangible assets for impairment include a reduction in our stock price and market capitalization and changes in our estimated future cash flows or changes in rates of growth in our industry or in any of our reporting units or lines of business. For example, in fiscal years 2008 and 2009 we recorded significant goodwill impairment charges.

We performed our annual review for potential indicators of impairment during the fourth fiscal quarter of fiscal year 2013, and concluded that there was no indicator of impairment at October 31, 2013. We will continue to evaluate the carrying value of our goodwill and intangible assets. The process of evaluating the potential impairment of goodwill and intangible assets is subjective and requires significant judgment at many points during the analysis. Our evaluation of potential impairment of goodwill could be negatively affected by a variety of factors, including declines in our stock price, failure to meet our internal forecasts, and weakening of macroeconomic conditions or significant changes in management structure or business strategies. If we determine in the future that there is potential further impairment in any of our reporting units, we may be required to record additional charges to earnings, which could materially and adversely affect our financial results and could also materially and adversely affect our business. See Note 8, Goodwill and Purchased Intangible Assets, in the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K we filed with the SEC for the fiscal year ended October 31, 2013, Note 6, Goodwill and Purchased Intangible Assets, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, and Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates -- Goodwill, of this Quarterly Report on Form 10-Q for additional information related to impairment of goodwill and intangible assets.

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

We have previously received tax benefits related to our operations in Israel and Singapore. Our subsidiary in Israel (formerly Lipman) previously received tax benefits under Israeli law for capital investments that were designated as “Approved Enterprises” through October 31, 2009. To the extent that these prior year earnings are distributed to the U.S. in the future, our Israeli subsidiary could be required to remit corporate income tax on these earnings at the applicable rate, between 12.5% and 36.25%. In addition, our subsidiary in Singapore previously received tax benefits under the Singapore Pioneer Tax Holiday provision (the “Tax Holiday”) which expired on October 31, 2012. Our effective tax rate could be adversely affected to the extent that tax authorities in Singapore challenge our Tax Holiday.

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

In 2012, the SEC adopted rules pursuant to Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act requiring disclosure of the use of certain minerals that are mined from the Democratic Republic of Congo and adjoining countries. We filed our first report under the disclosure requirement in June 2014 for the 2013 calendar year. Because our supply chain is complex, in preparation of such report, we were dependent on the implementation of diligence procedures we put in place to determine the sources of conflict minerals that may be used or are necessary to the production of our products and, if applicable, potential changes to products, processes or sources of supply in response to the findings resulting from such verification activities, as well as information provided by many of our suppliers. To the extent the information we received from our suppliers is inaccurate or inadequate or our processes in obtaining such information do not fulfill SEC's diligence requirements, we may be unable to sufficiently verify the origins of conflict minerals used in our products and could face reputational risks. In addition, we have incurred and expect to continue to incur costs associated with complying with these disclosure requirements, including for conducting diligence procedures. Moreover, these rules could adversely affect the sourcing, supply and pricing of materials used in our products, particularly if the number of suppliers offering minerals identified as “conflict minerals” that are sourced from locations other than the Democratic Republic of Congo and adjoining countries is limited. We may also suffer reputational harm if we determine that certain of our products contain minerals not determined to be conflict-free and/or we are unable to alter our products, processes or sources of supply to avoid such materials.

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

We have experienced, and may experience in the future, changes in our management team. In March 2013, following the resignation of our former CEO, our Board commenced an extensive search for a new, permanent CEO while our then Chairman of the Board, Mr. Richard A. McGinn, stepped in as Interim CEO. The Board appointed Mr. Paul Galant as our new CEO, effective October 1, 2013. Earlier in the fiscal year, in February 2013, Mr. Marc Rothman joined VeriFone as CFO following the resignation of our former CFO. Further, during 2013 and 2014, we announced certain other technology, sales, marketing, and operations management changes. During this time of transition, our new executive leadership and our continuing executives have been designing and implementing changes to our strategic business plans, in order to better position the Company for strategic growth and long-term profitability. In addition, we have initiated certain restructuring activities in accordance with our approved restructuring plans, reducing the number of employees and contractors in certain areas and reassigning certain employee duties, and consolidating excess facilities. Our management changes, changes to our strategic business plan, and restructuring activities, as well as the potential for additional changes or activities in the future, may introduce uncertainty regarding our business prospects and may result in disruption of our business and our customer relationships. In addition, these changes and measures could distract our employees and make it more difficult to retain and hire new talent, increase our expenses in terms of severance payments and facility exit costs, both of which could be significant, expose us to increased risk of legal claims by terminated employees, and harm our reputation. These changes and activities could also increase the volatility of our stock price. If we are unable to mitigate these or other similar risks, our business, results of operations, and financial condition may be adversely affected.

We may not successfully design and implement our transformation initiatives or fully realize the anticipated benefits from our restructuring efforts.

Our management is in the process of designing and pursuing a number of strategic, transformation initiatives intended to redefine our global product management process and portfolio, re-engineer our research and development function and improve our cost structure. As part of these transformation initiatives, in the second and third quarters of fiscal year 2014, our management approved restructuring plans to better align our business organization, operations and product lines to achieve long-term sustainable growth and value, including through workforce reduction and facility consolidations. We cannot assure you that we will be able to complete the design of these initiatives or successfully implement the restructuring plans. Further, our ability to achieve the anticipated benefits, including the anticipated levels of cost savings and efficiency, of such transformation initiatives and the restructuring plans within expected timeframes is subject to many estimates and assumptions, which are, in turn, subject to significant economic, market, competitive and other uncertainties, some of which are beyond our control. Further restructuring or reorganization activities may also be required in the future beyond what is currently planned, which could further enhance the risks associated with these activities. There is no assurance that we will successfully implement, or fully realize the anticipated positive impact of, our transformation initiatives and the restructuring plans, in the timeframes we desire or at all.

We may not be able to attract, integrate, manage, and retain qualified personnel.

Our success depends to a significant degree upon the continued contributions of our key senior management, engineering, sales and marketing, and manufacturing personnel, many of whom would be difficult to replace. In addition, our future success also depends on our ability to attract, integrate, manage, and retain highly skilled employees throughout our business. Competition for some of these personnel is intense, and in the past we have had difficulty hiring, in our desired time frame, employees that have the specific qualifications required for a particular position. In particular, we may be unsuccessful in attracting and retaining personnel as a result of the workforce reduction measures we have implemented, are currently implementing or may implement in the future. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as timely product introductions, and our business and profitability may suffer.

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

Our worldwide operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, health epidemics, and other natural or man-made disasters or business interruptions. The occurrence of any of these business disruptions could seriously harm our business, our revenue and financial condition, and increase our costs and expenses. If our manufacturers' or warehousing facilities are damaged or destroyed, we would be unable to distribute our products on a timely basis, which could harm our business. Our corporate headquarters, and a portion of our research and development activities, are located in California, and other critical business operations and some of our suppliers are located in California and Asia, near major earthquake faults. Certain key servers and information systems are located in Florida, which has in the past experienced major hurricanes and similar extreme weather. Any disruption of our operations in these areas could materially affect our operations and harm our business. In addition, we increasingly rely on our computer systems and servers to conduct our business. For example, much of our order fulfillment process is automated and the order information is store on our servers. If our computer systems and servers are impaired or cease functioning, even for a short period, our ability to serve our customers and fulfill orders would be disrupted and our net revenues could be materially and adversely affected. Moreover, if our computer information systems or communication systems, or those of our vendors or customers, are subject to hacker attacks or other disruptions, our business could suffer. Although we have systems and facilities in place to run back-up operations in case of a business interruption, these systems and facilities are not yet all fully redundant and we are still in the process of formalizing a comprehensive disaster recovery plan. In addition, our back-up operations may be inadequate and our business interruption insurance may not be enough to compensate us for any losses that may occur, which could adversely affect our business, results of operations and financial condition, as well as harm our reputation, and could cause our stock price to decline significantly.

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

On December 28, 2011, our principal subsidiary, VeriFone, Inc., entered into a secured credit agreement (as amended, the "2011 Credit Agreement") for total senior secured credit facilities of $1.5 billion, initially consisting of a Term A loan facility of $918.5 million (the "Term A Loan"), a Term B loan facility of $231.5 million (the "Term B Loan") and a revolving credit facility permitting borrowings of up to $350.0 million (the "Revolving Loan"). These credit facilities were made available (i) to fund a portion of the cash consideration for our acquisition of Point, (ii) to refinance certain existing debt at Point, (iii) to repay all outstanding amounts under our senior secured credit agreement entered into as of October 31, 2006, (iv) to fund an escrow to repay at maturity or upon earlier conversion at the option of the holders thereof our 1.375% senior convertible notes due June 2012, and (v) to pay related fees and expenses as well as for working capital requirements and for other general corporate purposes. The 2011 Credit Agreement was amended on October 15, 2012 to provide additional commitments under the Term A Loan and the Revolving Loan. On July 19, 2013, VeriFone, Inc. entered into an amendment to the 2011 Credit Agreement, pursuant to which VeriFone, Inc. amended certain metrics used in calculating the leverage ratios, and prepaid the Term A Loan in the aggregate principal amount of $20.0 million and the Term B Loan in the aggregate principal amount of $50.0 million. On December 24, 2013, we paid in full the remaining outstanding balance of $48.4 million under the Term B Loan. As of April 30, 2014, we had outstanding loan balances of $883.6 million under our Term A Loan and $55.0 million drawn on the Revolving Loan. See Note 7. Financings, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

Following our acquisition of Point in December 2011 and the related entry into the 2011 Credit Agreement, our outstanding indebtedness and debt service obligations are substantial. As of April 30, 2014, we had total indebtedness outstanding of $0.9 billion related to the 2011 Credit Agreement. Principal payments on our Term A Loan facility are required to be repaid in quarterly installments of the following percentages of the original balance outstanding under the Term A Facility: 1.25% for each of the first eight calendar quarters after the closing date of the 2011 Credit Agreement on December 28, 2011 through the quarter ended December 31, 2013; 2.50% for each of the next eight calendar quarters through the quarter ending December 31, 2015 and 5.00% for each of the calendar quarters ending March 31, 2016, June 30, 2016 and September 30, 2016 with the balance being due at maturity on December 28, 2016. Outstanding amounts may also be subject to mandatory prepayment with the proceeds of certain asset sales and debt issuances. See Note 9, Financings, in the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K filed with the SEC for the fiscal year ended October 31, 2013 for a schedule of the principal payments due under our financings.

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
Date: June 5, 2014

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