Form 10-Q
period 2014-07-31
VERIFONE SYSTEMS, INC.
filed 2014-09-04
CIK 1312073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2014
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on August 29, 2014:

Class	Number of shares
Common Stock, $0.01 par value per share	113,058,435

VERIFONE SYSTEMS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

VERIFONE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended July 31,		Nine Months Ended July 31,
	2014	2013	2014	2013
	(Unaudited, in thousands, except per share data)
Net revenues:
System solutions	$299,435	$250,818	$851,335	$809,086
Services	176,465	165,155	527,048	461,921
Total net revenues	475,900	415,973	1,378,383	1,271,007
Cost of net revenues:
System solutions	186,833	168,929	541,912	524,044
Services	106,297	92,104	308,210	265,755
Total cost of net revenues	293,130	261,033	850,122	789,799
Total gross margin	182,770	154,940	528,261	481,208
Operating expenses:
Research and development	53,217	46,099	153,748	127,482
Sales and marketing	54,136	49,485	161,164	141,729
General and administrative	58,447	43,213	158,110	126,870
Litigation settlement and loss contingency expense	—	(5,000)	9,000	64,000
Amortization of purchased intangible assets	24,517	23,862	73,849	71,680
Total operating expenses	190,317	157,659	555,871	531,761
Operating loss	(7,547)	(2,719)	(27,610)	(50,553)
Interest, net	(14,421)	(11,638)	(35,300)	(34,389)
Other income (expense), net	(421)	(426)	(6,731)	5,820
Loss before income taxes	(22,389)	(14,783)	(69,641)	(79,122)
Income tax provision (benefit)	5,718	(12,893)	(1,874)	(31,913)
Consolidated net loss	(28,107)	(1,890)	(67,767)	(47,209)
Net income attributable to noncontrolling interests	(926)	13	(1,414)	(1,206)
Net loss attributable to VeriFone Systems, Inc. stockholders	$(29,033)	$(1,877)	$(69,181)	$(48,415)
Net loss per share attributable to VeriFone Systems, Inc. stockholders:
Basic	$(0.26)	$(0.02)	$(0.62)	$(0.45)
Diluted	$(0.26)	$(0.02)	$(0.62)	$(0.45)
Weighted average number of shares used in computing net loss per share:
Basic	112,024	108,638	111,176	108,295
Diluted	112,024	108,638	111,176	108,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2014	2013	2014	2013
	(Unaudited, in thousands)
Net loss attributable to VeriFone Systems, Inc. stockholders	$(29,033)	$(1,877)	$(69,181)	$(48,415)

Other comprehensive income (loss):
Net change in:
Foreign currency translation	(39,503)	613	(42,519)	4,151
Unrealized gain (loss) on derivatives, net of tax	406	(46)	895	638
Other	26	(129)	(118)	(118)
Comprehensive loss attributable to VeriFone Systems, Inc. stockholders	$(68,104)	$(1,439)	$(110,923)	$(43,744)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2014	October 31, 2013
	(Unaudited, in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$263,806	$268,220
Accounts receivable, net of allowances of $10,833 and $12,652	299,217	284,020
Inventories, net	112,718	138,695
Prepaid expenses and other current assets	115,224	134,057
Total current assets	790,965	824,992
Fixed assets, net	183,709	172,187
Purchased intangible assets, net	510,958	642,890
Goodwill	1,231,266	1,252,472
Deferred tax assets, net	25,214	23,897
Other long-term assets	68,631	77,282
Total assets	$2,810,743	$2,993,720

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$142,875	$116,533
Accruals and other current liabilities	241,744	292,019
Deferred revenue, net	98,191	86,576
Short-term debt	32,156	92,536
Total current liabilities	514,966	587,664
Long-term deferred revenue, net	50,584	42,622
Long-term deferred tax liabilities	150,983	175,945
Long-term debt	891,899	943,325
Other long-term liabilities	93,715	92,510
Total liabilities	1,702,147	1,842,066
Commitments and contingencies
Redeemable noncontrolling interest in subsidiary	776	593
Stockholders’ equity:
Preferred stock: $0.01 par value, 10,000 shares authorized, no shares issued and outstanding as of July 31, 2014 and October 31, 2013, respectively	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 112,662 and 110,160 shares issued and outstanding as of July 31, 2014 and October 31, 2013, respectively	1,127	1,102
Additional paid-in capital	1,666,865	1,598,735
Accumulated deficit	(569,259)	(500,078)
Accumulated other comprehensive income (loss)	(26,895)	14,847
Total stockholders’ equity	1,071,838	1,114,606
Noncontrolling interest in subsidiaries	35,982	36,455
Total liabilities and equity	$2,810,743	$2,993,720

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended July 31,
	2014	2013
	(Unaudited, in thousands)
Cash flows from operating activities
Consolidated net loss	$(67,767)	$(47,209)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Depreciation and amortization, net	160,974	153,679
Stock-based compensation expense	40,855	31,968
Deferred income taxes, net	(20,581)	(61,035)
Write-off of debt issuance cost upon extinguishment	7,153	—
Other	11,049	1,567
Net cash provided by operating activities before changes in operating assets and liabilities	131,683	78,970
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable, net	(17,225)	97,337
Inventories, net	24,558	7,281
Prepaid expenses and other assets	12,548	(10,980)
Accounts payable	24,293	(80,677)
Deferred revenue, net	20,704	6,741
Other current and long-term liabilities	(49,141)	82,873
Net change in operating assets and liabilities	15,737	102,575
Net cash provided by operating activities	147,420	181,545
Cash flows from investing activities
Capital expenditures	(62,821)	(60,334)
Acquisition of businesses, net of cash and cash equivalents acquired	—	(77,048)
Other investing activities, net	2,428	7,993
Net cash used in investing activities	(60,393)	(129,389)
Cash flows from financing activities
Proceeds from debt, net of issuance costs	1,081,097	123,174
Repayments of debt	(1,199,720)	(314,695)
Proceeds from issuance of common stock through employee equity incentive plans	31,608	9,680
Payments of acquisition-related contingent consideration	(415)	(9,860)
Other financing activities, net	(1,703)	(1,689)
Net cash used in financing activities	(89,133)	(193,390)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(2,308)	(3,528)
Net increase (decrease) in cash and cash equivalents	(4,414)	(144,762)
Cash and cash equivalents, beginning of period	268,220	454,072
Cash and cash equivalents, end of period	$263,806	$309,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

Note 1. Principles of Consolidation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of VeriFone Systems, Inc. and our wholly-owned and majority-owned subsidiaries, and have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions on Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. All significant inter-company accounts and transactions have been eliminated. In accordance with those rules and regulations, we have omitted certain information and notes normally provided in our annual consolidated financial statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring items, necessary for the fair presentation of our financial position and results of operations for the interim periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013. The results of operations for the three and nine months ended July 31, 2014 are not necessarily indicative of the results expected for the entire fiscal year.

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

Significant Accounting Policies

During the three and nine months ended July 31, 2014, there have been no changes in our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013.

Concentrations of Credit Risk

For the three months ended July 31, 2014 and 2013 no single customer accounted for more than 10% of our total net revenues. For the three months ended July 31, 2014, one customer accounted for approximately 15.8% of total net revenues in our Americas reportable segment, two customers accounted for approximately 13.7% and 12.5% of total net revenues in our ASPAC reportable segment and one customer accounted for approximately 11.3% of total net revenues in our EMEA reportable segment. For the three months ended July 31, 2013, one customer accounted for approximately 12.6% of total net revenues in our EMEA reportable segment and one customer accounted for approximately 10.7% of total net revenues in our ASPAC reportable segment. No single customer accounted for more than 10% of total net revenues in our Americas reportable segment for the three months ended July 31, 2013.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the nine months ended July 31, 2014 and 2013 no single customer accounted for more than 10% of our total net revenues. For the nine months ended July 31, 2014, one customer accounted for approximately 11.9% of total net revenues in our Americas reportable segment and one customer accounted for approximately 10.2% of total net revenues in our ASPAC reportable segment. No single customer accounted for more than 10% of total net revenues in our EMEA reportable segment. For the nine months ended July 31, 2013, one customer accounted for approximately 10.7% of total net revenues in our ASPAC reportable segment, and no single customer accounted for more than 10% of total net revenues in our other reportable segments.

As of July 31, 2014 and October 31, 2013, no single customer accounted for more than 10% of our Accounts receivable, net.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the computation of net loss per share of common stock (in thousands, except per share data):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2014	2013	2014	2013
Basic and diluted net loss per share attributable to VeriFone Systems, Inc. stockholders:
Numerator:
Net loss attributable to VeriFone Systems, Inc. stockholders	$(29,033)	$(1,877)	$(69,181)	$(48,415)
Denominator:
Weighted average shares attributable to VeriFone Systems, Inc. stockholders - basic	112,024	108,638	111,176	108,295
Weighted average effect of dilutive securities:
Stock options, RSUs and RSAs	—	—	—	—
Weighted average shares attributable to VeriFone Systems, Inc. stockholders - diluted	112,024	108,638	111,176	108,295
Net loss per share attributable to VeriFone Systems, Inc. stockholders:
Basic	$(0.26)	$(0.02)	$(0.62)	$(0.45)
Diluted	$(0.26)	$(0.02)	$(0.62)	$(0.45)

For the three months ended July 31, 2014 and 2013, equity incentive awards representing 8.4 million and 6.0 million shares of common stock, respectively, were anti-dilutive. For the nine months ended July 31, 2014 and 2013, equity incentive awards representing 8.4 million and 5.3 million shares of common stock, respectively, were anti-dilutive. Anti-dilutive awards, which include stock options, RSUs and RSAs, could impact future calculations of diluted net income per share in periods when we are profitable if the fair market value of our common stock increases.

Warrants to purchase 7.2 million shares of our common stock were outstanding at July 31, 2013 and expired unexercised in equal amounts on each trading day from December 19, 2013 to February 3, 2014. The warrants were anti-dilutive in all periods presented because the warrants' $62.356 exercise price was greater than the average share price of our common stock during each of those periods when they were outstanding.

Note 3. Income Taxes

We recorded a $5.7 million income tax provision and a $12.9 million income tax benefit for the three months ended July 31, 2014 and 2013, respectively. We recorded income tax benefits of $1.9 million and $31.9 million for the nine months ended July 31, 2014 and 2013, respectively. The income tax benefit for the nine months ended July 31, 2014 includes tax benefits from statutory tax rate changes in certain foreign countries, decreases in prior year unrecognized tax benefits, and other discrete activity. Losses generated during the three and nine months ended July 31, 2014 in the U.S. federal, state, and certain foreign jurisdictions did not result in a tax benefit due to valuation allowances. The income tax benefit for the three months ended July 31, 2013 includes $5.1 million of discrete tax benefits. The income tax benefit for the nine months ended July 31, 2013 includes a discrete tax benefit of $24.1 million related to a litigation settlement and loss contingency expense and a discrete tax benefit of $8.2 million related to the impact of changes in the statutory tax rates on deferred taxes offset by a discrete tax expense of $11.7 million related to an increase in uncertain tax positions.

Our total unrecognized tax benefits were approximately $114.1 million as of July 31, 2014. The amount of unrecognized tax benefits could be reduced upon closure of tax examinations or if the statute of limitations on certain tax filings expires without assessment from the relevant tax authorities. We believe that it is reasonably possible that there could be an immaterial reduction in unrecognized tax benefits due to statute of limitation expirations in multiple tax jurisdictions during the next 12 months. Interest and penalties accrued on these uncertain tax positions will also be released upon the expiration of the applicable statute of limitations.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4. Balance Sheet and Statement of Operations Details

Cash and Cash Equivalents

As of July 31, 2014 and October 31, 2013, $228.3 million and $206.2 million, respectively, of our cash and cash equivalents were held by our foreign subsidiaries. If we decide to distribute or use such cash and cash equivalents outside those foreign jurisdictions, including a distribution to the U.S., we may be subject to additional taxes or costs.

As of July 31, 2014 and October 31, 2013, Prepaid expenses and other current assets included $6.1 million and $5.6 million, respectively, of restricted cash, and Other long-term assets included $6.5 million and $8.6 million, respectively, of restricted cash. Restricted cash was mainly comprised of pledged deposits and deposits to Brazilian courts related to tax proceedings pending adjudication.

Inventories, net

Inventories, net consisted of the following (in thousands):

	July 31, 2014	October 31, 2013
Raw materials	$33,357	$35,247
Work-in-process	1,780	2,030
Finished goods	77,581	101,418
Total inventories, net	$112,718	$138,695

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	July 31, 2014	October 31, 2013
Prepaid expenses	$40,313	$42,837
Prepaid taxes	21,498	23,427
Deferred income taxes	28,075	30,162
Insurance proceeds receivable	—	10,000
Other current assets	25,338	27,631
Total prepaid expenses and other current assets	$115,224	$134,057

Other current assets were primarily comprised of customer related bankers acceptances receivable, restricted cash, and other receivables.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	Estimated Useful Life (Years)	July 31, 2014	October 31, 2013
Revenue generating assets	5	$180,339	$147,017
Computer hardware and software	3-5	90,024	82,069
Machinery and equipment	3-10	49,270	43,987
Leasehold improvements	Lesser of the term of the lease or the estimated useful life	25,937	22,464
Office equipment, furniture, and fixtures	3-5	14,934	13,694
Buildings	40-50	6,795	6,827
Total depreciable fixed assets, at cost		367,299	316,058
Accumulated depreciation		(196,683)	(152,989)
Depreciable fixed assets, net		170,616	163,069
Construction in progress		11,875	7,968
Land		1,218	1,150
Total fixed assets, net		$183,709	$172,187

Total depreciation expense for the three months ended July 31, 2014 and 2013 was $15.0 million and $15.5 million, respectively. Total depreciation expense for the nine months ended July 31, 2014 and 2013 was $43.8 million and $40.8 million, respectively.

Accruals and Other Current Liabilities

Accruals and other current liabilities consisted of the following (in thousands):

	July 31, 2014	October 31, 2013
Accrued legal loss contingencies, including interest (Note 9)	$25,158	$96,781
Accrued expenses	73,977	73,522
Accrued compensation	66,737	60,175
Other current liabilities	75,872	61,541
Total accruals and other current liabilities	$241,744	$292,019

Other current liabilities were primarily comprised of sales and value-added taxes payable, accrued warranty, accrued restructurings, income taxes payable, and accrued liabilities for contingencies related to tax assessments.

Accrued Warranty

Activity related to accrued warranty for the nine months ended July 31, 2014 consisted of the following (in thousands):

Balance at beginning of period	$13,352
Warranty charged to Cost of net revenues	9,706
Utilization of warranty accrual	(9,131)
Other	650
Balance at end of period	14,577
Less: current portion	(13,207)
Long-term portion	$1,370

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Revenue, Net

Deferred revenue, net of related costs consisted of the following (in thousands):

	July 31, 2014	October 31, 2013
Deferred revenue	$169,515	$144,181
Deferred cost of revenue	(20,740)	(14,983)
Deferred revenue, net	148,775	129,198
Less: current portion	(98,191)	(86,576)
Long-term portion	$50,584	$42,622

Stock-Based Compensation Expense

The following table presents the stock-based compensation expense recognized in our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2014	2013	2014	2013
Cost of net revenues	$506	$670	$1,267	$1,633
Research and development	2,061	1,994	7,920	5,001
Sales and marketing	5,644	3,085	14,272	10,947
General and administrative	5,034	3,831	17,396	14,387
Total stock-based compensation expense	$13,245	$9,580	$40,855	$31,968

Accumulated Other Comprehensive Income (Loss)

Activity related to Accumulated other comprehensive income (loss), net of tax, for the nine months ended July 31, 2014 consisted of the following (in thousands):

	Foreign currency translation adjustments	Unrealized loss on derivatives designated as cash flow hedges (1)	Other (2)	Total
Balance at beginning of period	$18,301	$(2,014)	$(1,440)	$14,847
Gains (losses) before reclassifications, net of tax	(42,519)	2,982	178	(39,359)
Amounts reclassified from Accumulated other comprehensive income (loss), net of tax	—	(2,087)	(296)	(2,383)
Other comprehensive gain (loss)	(42,519)	895	(118)	(41,742)
Balance at end of period	$(24,218)	$(1,119)	$(1,558)	$(26,895)

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

The following tables present our significant assets and liabilities that are measured at fair value on a recurring basis and their classification within the fair value hierarchy (in thousands). There were no transfers between levels of fair value hierarchy in the three and nine months ended July 31, 2014 and 2013.

	July 31, 2014				October 31, 2013
	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Assets
Current assets:
Cash and cash equivalents
Money market funds	$7,437	$7,437	$—	$—	$638	$638	$—	$—
Other current and long-term assets:
Derivative financial instruments	27	—	27	—	435	—	435	—
Total assets measured and recorded at fair value	$7,464	$7,437	$27	$—	$1,073	$638	$435	$—

Liabilities
Other current and long-term liabilities:
Derivative financial instruments	$1,949	$—	$1,949	$—	$3,720	$—	$3,720	$—
Total liabilities measured and recorded at fair value	$1,949	$—	$1,949	$—	$3,720	$—	$3,720	$—

Derivative Financial Instruments

Interest Rate Swap Agreements Designated as Cash Flow Hedges

We use interest rate swap agreements to hedge the variability in cash flows related to interest payments. On March 23, 2012, we entered into a number of interest rate swap agreements to effectively convert $500.0 million of the term A loan from a floating rate to a 0.71% fixed rate plus applicable margin. The interest rate swaps qualify for hedge accounting treatment as cash flow hedges. The interest rate swaps are effective through March 31, 2015. The notional amounts of interest rate swap agreements outstanding as of July 31, 2014 and October 31, 2013 were $500.0 million.

Gains and losses arising from the effective portion of interest rate swap agreements are recorded in Accumulated other comprehensive income (loss), and are subsequently reclassified into earnings in the period or periods during which the underlying transactions affect earnings. As of July 31, 2014, the estimated net derivative loss related to our cash flow hedges included in Accumulated other comprehensive income (loss) that will be reclassified into earnings within the next 12 months was $1.8 million.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Exchange Forward Contracts Not Designated as Hedging Instruments

We arrange and maintain foreign exchange forward contracts so as to yield gains or losses to offset changes in foreign currency denominated assets or liabilities due to changes in foreign exchange rates, in an attempt to mitigate the volatility associated with foreign currency transaction gains or losses. Our foreign currency exposures are predominantly inter-company receivables and payables arising from product sales and loans from one of our entities to another. Our foreign exchange forward contracts generally mature within 90 days. The notional amounts of such contracts outstanding as of July 31, 2014 and October 31, 2013 were $220.7 million and $245.5 million, respectively.

We recognized the following gains (losses) on foreign exchange forward contracts not designated as cash flow hedges (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2014	2013	2014	2013
Gains (losses) recognized in Other income (expense), net in our Condensed Consolidated Statements of Operations	$(2,614)	$1,255	$(8,187)	$143

Note 6. Goodwill and Purchased Intangible Assets

Goodwill

Activity related to goodwill for the nine months ended July 31, 2014 consisted of the following (in thousands):

Balance at beginning of period	$1,252,472
Adjustment related to prior fiscal year acquisition	(622)
Other adjustments	(262)
Currency translation adjustments	(20,322)
Balance at end of period	$1,231,266

Goodwill is not amortized. We review goodwill for impairment annually, and whenever events or changes in circumstances indicate its carrying amount may not be recoverable. Based on our review for potential indicators of impairment performed during the nine months ended July 31, 2014 and the fiscal year ended October 31, 2013, there were no indicators of impairment.

Purchased Intangible Assets, Net

Purchased intangible assets, net consisted of the following (in thousands):

	July 31, 2014			October 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$704,386	$(245,686)	$458,700	$726,225	$(182,980)	$543,245
Developed and core technology	155,011	(112,287)	42,724	175,981	(90,491)	85,490
Other	22,519	(12,985)	9,534	24,377	(10,222)	14,155
Total	$881,916	$(370,958)	$510,958	$926,583	$(283,693)	$642,890

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization of purchased intangible assets was allocated as follows (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2014	2013	2014	2013
Included in cost of net revenues	$10,115	$11,173	$32,652	$33,296
Included in operating expenses	24,517	23,862	73,849	71,680
Total amortization of purchased intangible assets	$34,632	$35,035	$106,501	$104,976

Note 7. Financings

Amounts outstanding under our financing arrangements consisted of the following (in thousands):

	July 31, 2014	October 31, 2013
Credit Agreement
Term A loan	$600,000	$922,156
Term B loan	200,000	48,428
Revolving loan	128,000	63,000
Other	840	2,277
Total principal payments due	928,840	1,035,861
Less: original issue discount	(4,785)	—
Total amounts outstanding	924,055	1,035,861
Less: current portion	(32,156)	(92,536)
Long-term portion	$891,899	$943,325

2011 Credit Agreement

On December 28, 2011, we entered into the 2011 Credit Agreement, which initially consisted of a $918.5 million Term A Loan, $231.5 million Term B Loan, and $350.0 million Revolving Loan commitment. On October 15, 2012, we entered into a credit extension amendment of the 2011 Credit Agreement consisting of $109.5 million add-on Term A loans and $75.5 million add-on Revolving Loan commitment increase. On July 19, 2013 we entered into a second credit extension amendment of the 2011 Credit Agreement, which extended from November 1, 2013 to November 1, 2014 the date on which the required total leverage ratio declined from 3.75 to 3.50, and revised the definition of cash on hand used in calculating the total leverage ratio. As a condition to the effectiveness of the second amendment, on July 19, 2013 we prepaid the Term A Loan in the aggregate principal amount of $20.0 million and the Term B Loan in the aggregate principal amount of $50.0 million. On December 24, 2013, we repaid the entire $48.4 million balance due on the outstanding Term B Loan. This payment was partially funded through $47.0 million in additional borrowings under the Revolving Loan.

On July 8, 2014, we entered into an amendment and restatement agreement, which amended and restated the 2011 Credit Agreement to extend the maturity dates, provide more favorable interest rates, and make certain changes to the covenants and other terms of the 2011 Credit Agreement. As part of the amendment and restatement, the outstanding loan balances were repaid in full, and new debt was issued.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amended and restated credit agreement provides for an aggregate amount of up to $1.3 billion of debt consisting of a $600.0 million term A loan, $200.0 million term B loan and $500.0 million revolving loan commitment. The initial amounts borrowed, together with cash on hand, were used to repay the $938.6 million of outstanding balances due under the 2011 Credit Agreement as well as costs associated with the amendment and restatement. No penalties were due in connection with such repayments.

Borrowings under the amended and restated credit agreement bear interest at a “Base Rate” or “Eurodollar Rate”, at our option, plus an applicable margin based on certain financial ratios, determined and payable quarterly. In addition, we pay an undrawn commitment fee on the unused portion of the revolving loan ranging from 0.25% to 0.50% per annum, depending on our leverage ratio.

The outstanding principal balance of the term A loan is required to be repaid in quarterly installments of the following percentages of the original balance outstanding under the term A loan: 1.25% for each quarter from the quarter ending September 30, 2014 through the quarter ending June 30, 2016; 2.50% for each quarter from the quarter ending September 30, 2016 through the quarter ending June 30, 2019, with the balance being due at maturity on July 8, 2019. The outstanding principal balance of the term B loan is required to be repaid in equal quarterly installments of 0.25% of the original balance outstanding under the term B loan, with the balance being due at maturity on July 8, 2021. The revolving loan terminates on July 8, 2019. Outstanding amounts may also be subject to mandatory repayment with the proceeds of certain asset sales, and debt issuances, and, in the case of the term B loan only, from a portion of annual excess cash flows depending on our total leverage ratio, as defined under the agreement.

Additional terms of the amended and restated credit agreement require compliance with financial covenants that require us to maintain financial ratios related to interest coverage and financial leverage. We were in compliance with these financial covenants as of July 31, 2014. The amended and restated credit agreement also contains representations and warranties, affirmative covenants, negative covenants, financial covenants and conditions that are customarily required for similar financings including the following, among others:

•	A restriction on incurring additional indebtedness, subject to specified permitted debt;

•	A restriction on creating certain liens, subject to specified exceptions;

•	A restriction on mergers and consolidations, subject to specified exceptions;

•	A restriction on asset dispositions, subject to specified exceptions for ordinary course and other transactions;

•	A restriction on certain investments, subject to certain exceptions and a suspension if we achieve certain credit ratings;

•	A restriction on the payment of dividends, subject to specified exceptions; and

•	A restriction on entering into certain transactions with affiliates, subject to specified exceptions.

Borrowings under the amended and restated credit agreement are guaranteed by certain of our wholly owned domestic subsidiaries and secured by a first priority lien and security interest in certain of our assets, subject to customary exceptions.

The interest rate of each of the term A loan and the revolving loan is currently one month LIBOR plus the applicable margin, and the interest rate of the term B loan is the higher of one month LIBOR or 0.75%, plus the applicable margin. As of July 31, 2014, we elected the "Eurodollar Rate" margin option for our borrowings and the interest margins were 2.50% for the term A loan and the revolving loan, and 2.75% for term B loan. Accordingly as of July 31, 2014, the interest rate was 2.66% for the term A loan and the revolving loan and 3.5% for the term B loan. As of July 31, 2014, the commitment fee for the unused portion of the revolving loan was 0.375% per annum, payable quarterly in arrears, and the amount available to draw under the revolving loan was $372.0 million.

The repayment of outstanding debt as part of the amendment and restatement was deemed an extinguishment of $153.5 million of outstanding debt. As a result, during July 2014, we expensed $5.2 million of previously capitalized debt issuance costs to Interest expense in our Condensed Consolidated Statements of Operations.

We incurred $13.2 million of costs in connection with the amendment and restatement. Certain costs related to the amendment and restatement were expensed as incurred, and certain costs were capitalized. Capitalized costs paid to third parties were included in assets and capitalized costs paid to creditors were included as an original issue discount against the new loan balances on the Condensed Consolidated Balance Sheets. Amounts capitalized and original issue discounts are amortized to Interest expense, net using the effective interest method over the term of the amended and restated credit agreement.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have outstanding a number of interest rate swap agreements to effectively convert $500.0 million of the term A loan from a floating rate to a 0.71% fixed rate plus applicable margin. The interest rate swaps qualify for hedge accounting treatment as cash flow hedges and are effective through March 31, 2015.

Principal Payments

Principal payments due under our financing arrangements over the next five years are as follows (in thousands):

Years Ending October 31:
Remainder of fiscal year 2014	$8,107
2015	32,336
2016	39,517
2017	62,021
2018	62,021
2019	535,000
Thereafter	189,838
$928,840

Note 8. Restructurings

April 2014 Restructuring Plan

As part of cost optimization and corporate transformation initiatives, during April 2014 our management approved, committed to and initiated a restructuring plan under which we will reduce headcount and close facilities. This plan is estimated to be complete by March 2015 and is expected to cost approximately $6.1 million, including approximately $5.0 million for employee involuntary termination benefits and approximately $1.1 million related to facility exits.

June 2014 Restructuring Plan

As part of continued cost optimization and corporate transformation initiatives, during June 2014, our management approved, committed to and initiated another restructuring plan under which we will reduce headcount, close facilities and consolidate data centers. This plan is estimated to be substantially complete by the end of fiscal year 2015 and is expected to cost approximately $17.0 million, including approximately $15.0 million for employee involuntary termination benefits and approximately $2.0 million related to facility exits and data center consolidations.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity related to our restructuring plans for the nine months ended July 31, 2014 consisted of the following (in thousands):

	April 2014 Restructuring Plan		June 2014 Restructuring Plan
	Employee Involuntary Termination Benefits	Facilities Related Costs	Employee Involuntary Termination Benefits	Facilities Related Costs	Total
Balance at beginning of period (1)	$—	$581	$—	$—	$581
Current year charges	5,471	1,217	10,139	667	17,494
Other adjustments	(442)	(471)	—	—	(913)
Cash payments	(4,455)	(135)	(1,488)	(262)	(6,340)
Balance at end of period	$574	$1,192	$8,651	$405	10,822
Less: current portion					(10,760)
Long-term portion					$62

(1)	The restructuring liability at October 31, 2013 related to a facility that was exited under our 2008 restructuring plan and for which the lease was terminated during March 2014.

The current portion of our restructuring liability is included in Accruals and other current liabilities and the long-term portion of our restructuring liability is included in Other long-term liabilities in our Condensed Consolidated Balance Sheets.

The following table presents the restructuring expense recognized in our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2014	2013	2014	2013
Cost of net revenues	$1,797	$—	$2,663	$—
Research and development	4,853	—	5,587	323
Sales and marketing	1,963	—	4,577	—
General and administrative	2,197	—	3,754	—
	$10,810	$—	$16,581	$323

Note 9. Commitments and Contingencies

Commitments

Leases

We lease certain facilities under non-cancelable operating leases. In connection with our taxi solutions business, we enter into operating lease arrangements for the right to place advertising in or on taxicabs. In general, these lease arrangements are non-cancelable for terms ranging from three to ten years, require us to pay minimum lease amounts based on the type and locations of the advertising displays in or on the taxicabs, and are subject to fee escalation clauses. Based upon the number of operational taxicabs with our advertising displays at July 31, 2014, we had total lease commitments of $100.3 million relating to such lease arrangements, which are included in the future minimum lease payments in the table below.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments and sublease rental income under these leases as of July 31, 2014 were as follows (in thousands):

Years Ending October 31:	Minimum Lease Payments	Sublease Rental Income	Net Minimum Lease Payments
Remainder of fiscal year 2014	$13,408	$(45)	$13,363
2015	34,476	(153)	34,323
2016	26,990	—	26,990
2017	23,258	—	23,258
2018	14,822	—	14,822
2019	14,798	—	14,798
Thereafter	24,639	—	24,639
Total	$152,391	$(198)	$152,193

Rent expense consisted of the following (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2014	2013	2014	2013
Rent expense for non-cancelable taxi operating leases	$9,578	$7,376	$27,556	$22,466
Facility and other rent expense	7,121	7,472	21,945	21,419
Total rent expense	$16,699	$14,848	$49,501	$43,885

Manufacturing Agreements

We work on a purchase order basis with our contract manufacturers, which are located in China, Singapore, Malaysia, Brazil, Germany, Romania, and France, and component suppliers located throughout the world, to supply nearly all of our finished goods inventories, spare parts, and accessories. We provide each such supplier with a purchase order to cover the manufacturing requirements, which generally constitutes a binding commitment by us to purchase materials and finished goods produced by the manufacturer as specified in the purchase order. Most of these purchase orders are considered to be non-cancelable and are expected to be paid within one year of the issuance date. As of July 31, 2014, the amount of purchase commitments issued to contract manufacturers and component suppliers totaled approximately $151.5 million. Of this amount, $13.4 million has been recorded in Accruals and other current liabilities in our Condensed Consolidated Balance Sheets because these commitments are not expected to have future value to us.

Bank Guarantees

We have issued bank guarantees with maturities ranging from two months to six years to certain of our customers and vendors as required in some countries to support certain performance obligations under our service or other agreements with those parties. As of July 31, 2014, the maximum amount that may become payable under these guarantees was $12.7 million, of which $1.9 million was collateralized by restricted cash deposits.

Letters of Credit

We provide standby letters of credit in the ordinary course of business to third parties as required. As of July 31, 2014, the maximum amounts that may become payable under these letters of credit was $8.1 million, of which $4.9 million was collateralized by restricted cash deposits.

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

Brazilian Tax Assessments

State Value-Added Tax

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 received an unfavorable administrative decision on a tax enforcement action against it filed by the São Paulo State Revenue Department for collection of state sales taxes related to purported sales of software for the 1998 and 1999 tax years. In 2004, an appeal against this unfavorable administrative decision was filed in a judicial proceeding. The first level decision in the judicial proceeding was issued in our favor. The São Paulo State Revenue Department filed an appeal of this decision. The second level administrative decision ordered that the case be returned to the lower court in order to allow the production of further evidence. Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible that we may receive an unfavorable decision in this proceeding. The tax assessment including estimated interest through July 31, 2014 for this matter totals approximately 7.5 million Brazilian reais (approximately $3.4 million at the foreign exchange rate as of July 31, 2014). As of July 31, 2014, we have not accrued for this matter.

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

Tax assessment matters that fall within the REFIS Amnesty's scope are generally listed in the program's web-based portal for enrollment. Although no formal acceptance by the tax authorities is issued at the time of our enrollment of a matter, we expect the tax authorities to confirm our enrollment as they complete their process to formally consolidate the matters we enrolled in the REFIS Amnesty. In connection with our enrollment of the tax assessments into the REFIS Amnesty, we were required to forego any further legal defense or proceedings with respect to the merits of such assessments. In exchange, the enrolled assessments were closed and we were granted discounts on our payment of the related accrued interest and penalties and are able to pay under an installment plan, subject to our compliance with the terms of the program. For certain assessments, existing net operating loss carryforwards, or net operating losses, may be used to satisfy a portion of the settlement obligation. Under the terms of the REFIS Amnesty, our right to fund the settlement through the installment payment plan would be canceled after three instances of our not timely paying the installment amounts as scheduled, in which case the full amounts of the original tax debts, including interest and penalties without the benefit of discount, would become immediately due and payable. We have included the terms and amounts below for those assessments that we have placed into the REFIS Amnesty.

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

In the Vitória tax assessment, the fines were reduced from 4.7 million Brazilian reais (approximately $2.1 million at the foreign exchange rate as of July 31, 2014) to 1.5 million Brazilian reais (approximately $658,000 at the foreign exchange rate as of July 31, 2014) on a first level administrative decision on January 26, 2007. Both we and the tax authorities filed appeals of the first level administrative decision. In this appeal, we argued that the tax authorities did not have enough evidence to determine that the import transactions were indeed fraudulent and that, even if there were some irregularities in such importations, they could not be deemed to be our responsibility since all the transactions were performed by the third-party importer of the goods. On June 30, 2010, the Taxpayers Administrative Council of Tax Appeals decided to reinstate the original claim amount of 4.7 million Brazilian reais (approximately $2.1 million at the foreign exchange rate as of July 31, 2014) against us. On February 27, 2013, the Taxpayers Administrative Council of Tax Appeals issued its formal ruling reinstating the original claim amount. On May 31, 2013, we filed a motion to clarify such ruling, which is pending a decision.

In the Itajai tax assessment, we were notified on January 18, 2008, of a first level administrative decision rendered that maintained the total fine of 2.0 million Brazilian reais (approximately $889,000 at the foreign exchange rate as of July 31, 2014) as imposed, excluding interest. On May 27, 2008, we appealed the first level administrative decision to the Taxpayers Council. This matter is pending second level decision.

In December 2013, we sought to enroll the entire amount of tax liabilities in dispute for both the Vitória and Itajai assessments in the REFIS Amnesty. However, because we are named as a jointly-liable party rather than as the primary defendant in these matters, these assessments were not listed in the REFIS Amnesty web-based portal as available for election under the REFIS Amnesty. We believe these matters qualify for inclusion in the REFIS Amnesty and have filed the required notifications to our local tax office and commenced payments to indicate our decision to enroll these matters in the REFIS Amnesty. We expect the tax authorities' confirmation that these matters have been included in the REFIS Amnesty once they complete their procedures to consolidate the enrolled assessments. We elected to make the amnesty payments for these matters in monthly installments over a 30-month period for total payments, inclusive of interest and penalties, of 7.6 million Brazilian reais (approximately $3.4 million at the foreign exchange rate as of July 31, 2014). We accrued the full amount of the payments, plus estimated interest, under the REFIS Amnesty for these matters in December 2013 when we enrolled in the program, and made our first payment on December 26, 2013. As of July 31, 2014, we have remaining installment payments totaling 5.5 million Brazilian reais (approximately $2.5 million at the foreign exchange rate as of July 31, 2014).

We had previously accrued the estimated liability for both the Vitória and Itajai assessments. Based on our understanding of the underlying facts of these matters, we believe it is probable we may receive an unfavorable decision for each of these assessments unless we are able to resolve these matters through the REFIS Amnesty. Upon confirmation of acceptance of these matters into the REFIS Amnesty, we will reduce our accrued liabilities related to these matters to reflect the discounted amounts due under the REFIS Amnesty. As of July 31, 2014, we have accruals totaling 12.3 million Brazilian reais (approximately $5.5 million at the foreign exchange rate as of July 31, 2014).

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

For the 2002 assessment, we applied available net operating losses, to the extent permitted, toward the interest and penalties portion of the settlement obligation under the REFIS Amnesty. For the remaining balance, we elected to make the amnesty payments in monthly installments over a 90-month period for total payments of 2.2 million Brazilian reais (approximately $994,000 at the foreign exchange rate as of July 31, 2014). We accrued the full amount of the payments, plus estimated interest, under the REFIS Amnesty for this matter in December 2013 when we enrolled in the program, and made our first payment on December 26, 2013. As of July 31, 2014, we have remaining installment payments totaling 2.1 million Brazilian reais (approximately $960,000 at the foreign exchange rate as of July 31, 2014).

For the 2003 assessments, we applied available net operating losses, to the extent permitted, toward the interest and penalties portion of the settlement obligation under the REFIS Amnesty. At the time we initially appealed the 2003 assessments to the civil courts, we were required to make a deposit of 2.8 million Brazilian reais (approximately $1.3 million at the foreign exchange rate as of July 31, 2014) to the court in order to perfect our appeal. In light of our enrollment of certain of the 2003 assessments in the REFIS Amnesty, we have notified the civil court of our enrollment and requested the release of the portion of the deposit for the assessments enrolled in the REFIS Amnesty, which totals 675,000 Brazilian reais (approximately $303,000 at the foreign exchange rate as of July 31, 2014). Once approved by the court, the released funds will be applied against the settlement obligation under the REFIS Amnesty. Approximately 2.2 million Brazilian reais (approximately $974,000 at the foreign exchange rate as of July 31, 2014) will remain deposited in connection with the 2003 assessments that will continue in the civil courts and which deposits will be released to the prevailing party after resolution of the underlying assessments.

Excluding the assessments that have been enrolled in the REFIS Amnesty for this matter, which have been accrued as described above, the remaining assessments total 4.1 million Brazilian reais (approximately $1.8 million at the foreign exchange rate as of July 31, 2014), including estimated penalties and interest, as of July 31, 2014. Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible we may receive an unfavorable decision related to these remaining assessments.

We also elected to enroll a number of outstanding tax offset requests that were previously applied for by the Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 in the REFIS Amnesty. These outstanding tax offset requests relate to non-income tax debts, primarily for IRPJ, PIS and COFINS for past tax years, and total approximately 2.5 million Brazilian reais (approximately $1.1 million at the foreign exchange rate as of July 31, 2014), including estimated penalties and interest. We applied available net operating losses toward the interest and penalties portion of the settlement obligation under the REFIS Amnesty. For the remaining balance, we elected to make the amnesty payments in monthly installments over a 90-month period for total payments of 1.3 million Brazilian reais (approximately $600,000 at the foreign exchange rate as of July 31, 2014). We accrued the full amount of the payments, plus estimated interest, under the REFIS Amnesty for these matters in December 2013 when we enrolled in the program, and made our first payment on December 26, 2013. As of July 31, 2014, we have remaining installment payments totaling 1.3 million Brazilian reais (approximately $579,000 at the foreign exchange rate as of July 31, 2014).

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Municipality Services Tax Assessments

In December 2009, one of the Brazilian subsidiaries that were acquired as part of the Lipman acquisition was notified of a tax assessment regarding alleged nonpayment of tax on services rendered for the period from September 2004 to December 2004. This assessment was issued by the municipality of São Paulo (the "municipality"), and asserts a services tax deficiency and related penalties totaling 875,000 Brazilian reais (approximately $393,000 at the foreign exchange rate as of July 31, 2014), excluding interest. The municipality claims that the Brazilian subsidiary rendered certain services within the municipality of São Paulo but simulated that those services were rendered in another city. At the end of December 2010 the municipality issued further tax assessments alleging the same claims for 2005 through June 2007. These additional subsequent claims assert services tax deficiencies and related penalties totaling 5.9 million Brazilian reais (approximately $2.6 million at the foreign exchange rate as of July 31, 2014), excluding interest. We received unfavorable decisions from the administrative courts, which ruled to maintain the tax assessments for each of these matters. No further grounds of appeal are available to us for these assessments within the administrative courts. In October 2012, as a result of the decision at the administrative level, the tax authorities filed an enforcement action in the civil courts to collect on the services tax assessments amounts awarded by the administrative court, and seeking other related costs and fees. On March 6, 2013, we filed our defensive claims in the civil courts in response to the tax authorities' enforcement action. In February 2013 the tax authorities filed an additional enforcement action in the civil courts to collect on the penalties related to the services tax assessments amounts awarded by the administrative courts. Based on our understanding of the underlying facts of this matter and our evaluation of the potential outcome at the judicial level, we believe it is reasonably possible that our Brazilian subsidiary will be required to pay some amount of the alleged tax assessments and penalties related to these matters, as well as amounts of interest and certain costs and fees imposed by the court related thereto. As of July 31, 2014, the amount of the alleged tax assessments and penalties related to these matters was approximately 5.8 million Brazilian reais (approximately $2.6 million at the foreign exchange rate as of July 31, 2014), and the estimated interest, costs and fees related thereto were approximately 12.4 million Brazilian reais (approximately $5.6 million at the foreign exchange rate as of July 31, 2014).

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 received an unfavorable administrative decision on a tax enforcement action against it filed by the municipality of Curitiba for collection of alleged services tax deficiency. An appeal against this unfavorable administrative decision was filed in a judicial proceeding and currently the case is pending the municipality of Curitiba's compliance with the writ of summons. As of July 31, 2014, the underlying assessment, including estimated interest, was approximately 7.5 million Brazilian reais (approximately $3.4 million at the foreign exchange rate as of July 31, 2014). Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible that we may receive an unfavorable decision in this proceeding.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We filed our motions for judgment as a matter of law to overturn the jury's verdict and motions for a new trial, which the District Court denied. Cardsoft filed a motion for permanent injunction or in the alternative for a future royalty of $8 per unit on our future U.S. sales of the accused products through the March 16, 2018 expiration date of the patents. Cardsoft also filed a motion seeking pre-judgment interest at a rate of 5%. On October 30, 2013, the District Court issued judgment upholding the jury's verdict that the patent was valid and infringed. The judgment confirmed the jury's award of infringement damages and royalties of approximately $15.4 million covering past sales of the VeriFone and Hypercom accused devices, plus pre-judgment interest, post-judgment interest and costs. The court also ruled that an ongoing royalty should be applied for sales of the accused devices after the verdict date. However, the court did not set an ongoing royalty rate but instead ordered the parties to mediate on the issue of an ongoing royalty rate. The judgment confirmed that there was no willful infringement and that an injunction was not warranted. On December 18, 2013, we and Cardsoft participated in mediation but we were unable to reach resolution on this matter. In March 2014, Cardsoft filed a motion requesting the court to set an ongoing royalty rate. In April 2014, we filed our opposition to such motion as well as a motion requesting the court to issue a ruling as to whether an ongoing royalty applies in light of our redesigns of the products subject to the court’s infringement ruling. The parties have since agreed on a discovery schedule and discovery is under way with respect to the redesign.

Given that we believed it probable that the District Court would award an ongoing royalty, and such amount was deemed estimable effective from our fiscal quarter ended July 31, 2012 when the jury verdict was issued, we accrued $3 per unit to Cost of net revenues for potential ongoing royalties, plus estimated pre-judgment interest. During the fiscal quarter ended October 31, 2012, we completed redesigns of the terminals subject to the jury's verdict specifically to address the Cardsoft allegations, and implemented such redesigns in the U.S. We obtained the legal opinion of independent intellectual property counsel that our terminals, as redesigned, do not infringe the Cardsoft patents-in-suit, taking into account the claim construction of the District Court in the Cardsoft action. Accordingly, although the question of whether our products, as redesigned, infringe the Cardsoft patents-in-suit is subject to determination by a court, whether the District Court in the underlying trial or another court, we concluded based on the procedures taken and legal reviews obtained, that it is not probable that an ongoing royalty based on the jury's verdict applies to our terminals as redesigned, and ceased accruing an ongoing royalty on the basis of our implementation of the redesigns. We continued to accrue for pre-judgment interest until judgment was entered. Our estimate of pre-judgment interest applies a rate of 4.12% which represents the seven year Treasury rate as of August 23, 2005, the date of the relevant hypothetical negotiation of the underlying claim. As noted above, Cardsoft previously filed a motion claiming royalties on our future U.S. sales of the accused products at a royalty rate higher than the rate awarded by the jury and pre-judgment interest at a rate higher than used in our estimates. Following entry of judgment, we have accrued for post-judgment interest at the statutorily determined rate equal to the one year constant maturity Treasury rate, currently 0.11% per annum, compounded annually.

Based on our assessment and the status of this case as described above, we have accrued an estimated loss through July 31, 2014, including estimated pre-judgment interest, potential ongoing royalties and post-judgment interest, totaling $20.0 million related to this ongoing litigation.

On February 18, 2014, we filed our opening brief in our appeal of the District Court’s judgment before the U.S. Court of Appeals for the Federal Circuit. Cardsoft filed its responsive brief in the appeal on April 30, 2014 and we filed our reply brief on May 19, 2014. A hearing for our appeal is set for September 11, 2014. We intend to vigorously pursue our appeal of any unfavorable judgment issued by the District Court and to defend any further claims related to this litigation. At this time we are unable to estimate the range of additional loss exceeding amounts already recognized, if any, related to any further amounts Cardsoft may seek and the District Court may award. Unfavorable rulings on such motions, including any unfavorable rulings by the District Court with respect to our redesigns, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 9, 2013, we entered into a stipulation of settlement in this consolidated shareholder securities class action with and among the other defendants and the lead plaintiff therein. The settlement was subject to various customary conditions, including preliminary approval by the U.S. District Court for the Northern District of California, notice to class members, class member opt-out thresholds and final approval by the court. Upon the settlement becoming final, the total settlement consideration paid for the benefit of the settlement class would be $95.0 million, plus a potential contingent adjustment if we had been acquired on or before April 15, 2014. We have coverage from our insurance carriers for this settlement consideration in the amount of approximately $33.8 million. The net amount of approximately $61.2 million (excluding the contingent adjustment) would be paid by us. On October 15, 2013, the court entered an order preliminarily approving the settlement. On November 5, 2013, we deposited approximately $61.2 million, and our insurance carriers have deposited the remaining portion, of the $95.0 million settlement consideration into an escrow account for the settlement. The hearing on final approval of the settlement was held on February 14, 2014. On February 18, 2014, the court issued an order granting the parties’ motion for settlement, and indicated that it intended to issue a final approval of the settlement, subject to the lead plaintiff's submission of a notice plan regarding Israeli investors that includes (i) a longer time period for Israeli class members to file their claims and (ii) the dissemination to Israeli investors of a Hebrew language version of the notice of the proposed settlement, proof of claim and release form (the “Hebrew-Language Notice”). On February 20, 2014, in response to the court’s order, the lead plaintiff filed a proposed notice plan that included (i) an extension of the time period for Israeli class members to file claims to April 30, 2014, (ii) a plan to mail the Hebrew-Language Notice to Israeli investors, (iii) a plan to publish the Hebrew-Language Notice in a leading newspaper in Israel, and (iv) a revision to the claims website to post the Hebrew-Language Notice and make clear that the claims deadline for Israeli class members has been extended to April 30, 2014. On February 25, 2014, the court issued a final order approving the settlement, dismissing the case with prejudice and entering judgment in the action. One of the objectors to the settlement filed a notice of appeal to the court’s February 25, 2014 judgment and orders, but subsequently filed a motion for voluntary dismissal of the appeal with prejudice. On June 2, 2014, the U.S. Court of Appeals for the Ninth Circuit issued an order and mandate, dismissing the appeal with prejudice.

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

In re VeriFone Holdings, Inc. Shareholder Derivative Litigation Proceedings

Beginning on December 13, 2007, several actions were also filed against certain current and former directors and officers derivatively on our behalf. These derivative lawsuits were filed in: (1) the U.S. District Court for the Northern District of California, as In re VeriFone Holdings, Inc. Shareholder Derivative Litigation, Lead Case No. C 07-6347 MHP, which consolidates King v. Bergeron, et al. (Case No. 07-CV-6347), Hilborn v. VeriFone Holdings, Inc., et al. (Case No. 08-CV-1132), Patel v. Bergeron, et al. (Case No. 08-CV-1133), and Lemmond, et al. v. VeriFone Holdings, Inc., et al. (Case No. 08-CV-1301); and (2) the Superior Court of California, County of Santa Clara, as In re VeriFone Holdings, Inc. Derivative Litigation, Lead Case No. 1-07-CV-100980, which consolidates Catholic Medical Mission Board v. Bergeron, et al. (Case No. 1-07-CV-100980) and Carpel v. Bergeron, et al. (Case No. 1-07-CV-101449). We prevailed in our motion to dismiss the federal derivative claims before the U.S. District Court for the Northern District of California and, on November 28, 2011, in ruling on lead plaintiff's appeal against the district court's judgment dismissing lead plaintiff's derivative claims, the Ninth Circuit issued judgment affirming the dismissal of lead plaintiff's complaint against us. The time period for the lead plaintiff to appeal the Ninth Circuit's judgment has expired.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 31, 2008, the state derivative plaintiffs filed their consolidated derivative complaint in the Superior Court of California, County of Santa Clara naming us as a nominal defendant and bringing claims for insider selling, breach of fiduciary duty, unjust enrichment, waste of corporate assets and aiding and abetting breach of fiduciary duty against certain of our current and former officers and directors and our largest stockholder as of October 31, 2008, GTCR Golder Rauner LLC. On February 18, 2009, plaintiff Catholic Medical Mission Board voluntarily dismissed itself from the action. In November 2008, we filed a motion to stay the state court action pending resolution of the parallel federal actions, and the parties agreed by stipulation to delay briefing on the motion to stay until after the issue of demand futility was resolved in the federal derivative case. On June 2, 2011, the court entered a stipulated order requiring the parties to submit a case status report on August 1, 2011 and periodically thereafter. The parties submitted status reports to the court through February 1, 2013 as requested by the court. On January 30, 2013, counsel for plaintiff informed us that Mr. Carpel, the nominal plaintiff, had sold his shares in the company and therefore no longer had standing to maintain a derivative action against us. On February 15, 2013, plaintiff filed a motion for leave to publish notice to our stockholders seeking a new nominal plaintiff. On May 10, 2013, the court adopted its tentative order granting the motion to publish notice, which was formally entered on May 17, 2013. Under the terms of the order, the parties were ordered to publish notice of the potential dismissal of the action and any qualifying shareholder who wishes to intervene must notify the court within ninety days from the formal entry of the order. Otherwise, the action will be dismissed. On August 14, 2013, counsel for the former nominal plaintiff, Mr. Carpel, filed a notice of intent to substitute a new nominal plaintiff, Joel Gerber, into the action. On September 16, 2013, counsel for former plaintiff Carpel filed a motion to substitute a new plaintiff, Joel Gerber, into the action. On October 16, 2013, the court granted the motion and deemed the amended complaint filed as of the same date. Pursuant to the parties’ stipulation, VeriFone’s demurrer to the amended complaint was filed on April 7, 2014. On May 23, 2014, plaintiff filed a statement of non-opposition to VeriFone's demurrer and filed a motion to stay the action to allow plaintiff to make a demand on VeriFone's current Board of Directors. A hearing on the demurrer and the motion to stay is scheduled for September 5, 2014. A case management conference is scheduled for October 3, 2014.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On November 13, 2011, plaintiff filed an amended application for leave to appeal addressing the Israeli District Court's ruling. We filed an amended response on December 28, 2011. On January 1, 2012, the Israeli Supreme Court ordered consideration of the application by three justices. On July 2, 2012, the Israeli Supreme Court ordered us to file an updated notice on the status of the proceedings in the U.S. securities class action then pending in the U.S. Court of Appeals for the Ninth Circuit by October 1, 2012. On October 11, 2012, we filed an updated status notice in the Israeli Supreme Court on the proceedings in the U.S. securities class action pending at the time in the U.S. Court of Appeals for the Ninth Circuit. On January 9, 2013, the Israeli Supreme Court held a further hearing on the status of the appeal in the U.S. Court of Appeals for the Ninth Circuit and recommended that the parties meet and confer regarding the inclusion of the Israeli plaintiffs in the federal class action pending in the U.S. On February 10, 2013, the Israeli Supreme Court issued an order staying the case pursuant to the joint notice submitted to the court by the parties on February 4, 2013. The plaintiff and putative class members in this action are included in the stipulated settlement of the federal securities class action, In re VeriFone Holdings, Inc., disclosed above unless an individual plaintiff opts out. Following the February 25, 2014 judgment and orders by the U.S. court, in April 2014, the parties in the Israel class action filed a joint motion requesting that the Israeli Supreme Court renew the proceedings on appeal concerning the determination of the applicable law. A hearing was held on June 23, 2014 concerning whether the Israel class action should proceed in light of the settlement in the U.S. class action. On June 29, 2014, the plaintiff filed a supplemental pleading at the court’s request. We filed our reply pleading on August 19, 2014.

In re VeriFone Securities Litigation

On March 7, 2013, a putative securities class action was filed in the U.S. District Court for the Northern District of California against us certain of our former officers and one of our current officers and alleged claims in connection with our February 20, 2013 announcement of preliminary financial results for the fiscal quarter ended January 31, 2013. The action, captioned Sanders v. VeriFone Systems, Inc. et al., Case No. C 13-1038, and subsequently re-captioned In re VeriFone Securities Litigation, was initially brought on behalf of a putative class of purchasers of VeriFone securities between December 14, 2011 and February 19, 2013 and asserted claims under the Securities Exchange Act Sections 10(b) and 20(a) and SEC Rule 10b-5 for securities fraud and control person liability. The claims were based on allegations that we and the individual defendants made false or misleading public statements regarding our business, operations, and financial controls during the putative class period. The complaint sought unspecified monetary damages and other relief. Two additional class actions related to the same matter (Laborers Local 235 Benefit Funds v. VeriFone Systems, Inc. et al., Case No. CV 13-1676 and Bland v. VeriFone Systems, Inc. et al., Case No. CV 13-1853) were filed in April 2013. On May 6, 2013, several putative plaintiffs and plaintiffs' law firms filed motions to consolidate these three securities class actions and requesting appointment as lead plaintiff and lead counsel, respectively. The plaintiffs in Laborers Local 235 Benefit Funds v. VeriFone Systems, Inc. et al. and Bland v. VeriFone Systems, Inc. et al. voluntarily dismissed their respective actions, without prejudice, on July 10, 2013 and July 17, 2013, respectively, and filed motions to be appointed lead plaintiff in the action previously captioned Sanders v. VeriFone Systems, Inc. et al. On October 7, 2013, the court entered an order appointing the Selz Funds as lead plaintiffs and appointing Gold Bennett Cera & Sidener LLP as lead counsel. Lead plaintiffs' first amended complaint was filed on December 16, 2013. The first amended complaint expanded the putative class period to December 14, 2011 and February 20, 2013, inclusive, and removed the current officer who was named in the original complaint from the action. We filed our motion to dismiss the amended complaint on February 14, 2014, lead plaintiffs filed their opposition on April 15, 2014 and we filed our reply on May 16, 2014. On May 27, 2014, the court took the motion to dismiss under submission without oral argument. On August 8, 2014, the court dismissed the amended complaint, with leave to amend. Pursuant to the parties' stipulation, lead plaintiff's second amended complaint is to be filed by October 7, 2014 and we shall answer or otherwise respond to the second amended complaint by December 8, 2014. The court has set a hearing on April 3, 2015 for any forthcoming motion to dismiss the second amended complaint.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dolled v. Bergeron et al.

On April 19, 2013, a derivative action, Dolled v. Bergeron et al., Case No. 113-CV-245056, was filed in the Superior Court of California, County of Santa Clara in connection with our February 20, 2013 announcement of preliminary financial results for the fiscal quarter ended January 31, 2013. The action, brought derivatively on behalf of VeriFone, names VeriFone as a nominal defendant and brings claims for insider selling, breach of fiduciary duty and unjust enrichment variously against certain of our current and former officers and directors. The complaint seeks unspecified monetary damages, restitution and disgorgement of profits and compensation paid to defendants, injunctive relief directing us to reform its corporate governance, and payment of the plaintiff's costs and attorneys' fees. On May 30, 2013, the court entered the parties' stipulation and proposed order, which appointed plaintiff and plaintiff's counsel as lead plaintiff and lead counsel, respectively, in the consolidated action, captioned In re VeriFone Systems, Inc. Derivative Litigation. The next case management conference is scheduled for October 3, 2014.

Zoumboulakis v. McGinn et al.

On May 24, 2013, a federal derivative action, Zoumboulakis v. McGinn et al., Case No. 13-CV-02379, was filed in the U.S. District Court for the Northern District of California against certain current and former directors and officers derivatively on our behalf. The complaint, which names us as a nominal defendant, alleges breach of fiduciary duty and abuse of control and asserts claims under Section 14(a) of the Securities Exchange Act of 1934 for false or misleading financial statements and proxy statement disclosures. The complaint seeks unspecified monetary damages, including exemplary damages, restitution from defendants, injunctive relief directing us to make certain corporate governance reforms, and payment of the plaintiff's costs and attorneys' fees. On August 12, 2013, the court entered defendants' motion seeking to relate this action to the pending shareholder class action, Sanders v. VeriFone Systems, Inc. et al. On October 31, 2013, the court entered a stipulation and order setting a December 31, 2013 deadline for the filing of an amended complaint and setting a January 30, 2014 deadline for defendants to move or answer. An initial case management conference was held on January 17, 2014. On January 21, 2014, plaintiff filed an amended complaint, which removed one of our former officers from the action and added an additional former director as a defendant. The amended complaint brings claims against the defendants for breach of fiduciary duty, abuse of control, violations of Securities Exchange Act Section 14(a), and unjust enrichment. The amended complaint also brings claims for insider trading against three of the named former and current directors. We filed our motion to dismiss the amended complaint on March 7, 2014, plaintiff filed her opposition on April 23, 2014, and we filed our reply on May 16, 2014. On May 27, 2014, the court took the motion to dismiss under submission without oral argument. On August 7, 2014, the court dismissed the amended complaint, with leave to amend. The court has set September 8, 2014 as the deadline for plaintiff to file an amended complaint.

If any of these class action or derivative lawsuits is resolved adversely to us, it could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Antitrust Investigation

The Competition Commission of India ("CCI") is investigating certain complaints made against us alleging unfair practices based on certain provisions in our software development license arrangements in India. We have cooperated with requests by the CCI in its investigation. In March 2014, the director general of the CCI investigating the allegations issued a report rejecting certain of the allegations, but also finding that certain provisions of our licenses may constitute unfair business practices. We are preparing our response to the director general's report. Hearings in this matter are scheduled for the fourth quarter of fiscal year 2014.

Other Litigation

After termination of their services, several former contractors of one of our Brazilian subsidiaries filed individual lawsuits in the Labor Court of São Paulo against the subsidiary alleging an employer-employee relationship and wrongful termination, and claiming, among other damages, statutorily-imposed salaries, vacations, severance and bonus amounts, social contributions and penalties and moral damages. In October 2012, we received a partially unfavorable judgment for one of these lawsuits, with the court ruling that an employer-employee relationship existed. We did not prevail in our appeal of the unfavorable judgment and this matter is now pending final appeal. We believe it is probable that we may not prevail on this matter. As of July 31, 2014, we have accrued for the estimated probable loss for this matter, which amount is not material to our results of operations. We have settled, without admitting any wrongdoing or violation of law, the other filed lawsuits, in each case, for a cash payment. The amounts of these settlements are not material to our results of operations.

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

Income Tax Uncertainties

As of July 31, 2014, the amount payable for unrecognized tax benefits was $64.9 million, including accrued interest and penalties, none of which is expected to be paid within one year. This amount is included in Other long-term liabilities in our Condensed Consolidated Balance Sheet as of July 31, 2014. We are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur.

Note 10. Segment and Geographic Information

Segment Information

Our operating segments are Americas, EMEA, and ASPAC. We determine our operating segments based on the discrete financial information used by our Chief Executive Officer, who is our chief operating decision maker, to assess performance, allocate resources, and make decisions regarding VeriFone's operations. We do not separately evaluate assets by segment, and therefore assets by segment are not presented below. Net revenues and operating income (loss) of each segment reflect net revenues and expenses that are directly attributable to that segment. Net revenues and expenses not allocated to segment net revenues and segment operating income (loss) include amortization of purchased intangible assets, increase to fair value (step-up) of inventory at acquisition, fair value decrease (step-down) in deferred revenue at acquisition, some inventory reserves, asset impairments, restructuring expenses, stock-based compensation, costs of debt amendments, as well as corporate research and development, sales and marketing, general and administrative, and litigation settlement and loss contingency expenses.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth net revenues for our reportable segments and reconciles segment net revenues to total net revenues (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2014	2013	2014	2013
Segment net revenues:
Americas	$218,980	$185,670	$618,127	$598,798
EMEA	190,198	178,997	567,074	524,600
ASPAC	67,198	52,849	195,100	153,520
Total segment net revenues	476,376	417,516	1,380,301	1,276,918
Net revenues not allocated to segment net revenues:
Amortization of step-down in deferred revenue at acquisition	(476)	(1,543)	(1,918)	(3,939)
Other net revenues not allocated to segment net revenues	—	—	—	(1,972)
Total net revenues	$475,900	$415,973	$1,378,383	$1,271,007

The following table sets forth operating income for our reportable segments and reconciles segment operating income to consolidated operating loss (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2014	2013	2014	2013
Operating income by segment:
Americas	$56,032	$48,055	$155,668	$165,532
EMEA	51,373	47,443	157,707	142,046
ASPAC	14,685	9,032	42,550	28,430
Total segment operating income	122,090	104,530	355,925	336,008
Items not allocated to segment operating income:
Net revenues not allocated to segment net revenues	(476)	(1,543)	(1,918)	(5,911)
Amortization of purchased intangible assets	(34,632)	(35,035)	(106,501)	(104,976)
Stock-based compensation expense	(13,245)	(9,580)	(40,855)	(31,968)
Restructuring expense	(10,810)	—	(16,581)	(323)
Litigation settlement and loss contingency expense	—	5,000	(9,000)	(64,000)
Other expenses not allocated to segments	(70,474)	(66,091)	(208,680)	(179,383)
Total operating loss	$(7,547)	$(2,719)	$(27,610)	$(50,553)

Geographic Information

Our net revenues, by country with net revenues over 10% of total net revenues, were as follows (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2014	2013	2014	2013
United States	$131,642	$114,796	$372,013	$361,287
Brazil	57,857	38,100	148,514	119,618
Other countries	286,401	263,077	857,856	790,102
Total net revenues	$475,900	$415,973	$1,378,383	$1,271,007

Net revenues are allocated to countries based on the shipping destination or service delivery location of customer orders.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Results of Operations:

•
Consolidated Results of Operations: An analysis and discussion of our financial results comparing our consolidated results of operations for the three and nine months ended July 31, 2014 to the three and nine months ended July 31, 2013.

•
Segment Results of Operations: An analysis and discussion of our financial results comparing the results of operations for each of our three reportable segments, Americas, EMEA, and ASPAC, for the three and nine months ended July 31, 2014 to the three and nine months ended July 31, 2013.

Financial Outlook: A discussion of our expectations regarding certain trends that may affect our financial condition and results of operations.

Liquidity and Capital Resources: An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

Contractual Obligations and Off-Balance Sheet Arrangements: Disclosures related to our contractual obligations, contingent liabilities, commitments, and off-balance-sheet arrangements, as of July 31, 2014.

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

Our Sources of Revenue

Sales of our point of sale electronic payment devices and systems continue to be a significant source of revenues. Our terminal solutions are differentiated based on our unique operating systems and security and encryption capabilities, as well as flexibility to support a variety of payment types, deployment options and integrated value-added capabilities, such as for media at the point of sale. Our architecture enables multiple value-added applications, including third-party applications, such as gift card and loyalty card programs, healthcare insurance eligibility, and time and attendance tracking, and allows these services to reside on the same system. For terminal solutions, security continues to be an important factor for our clients and we see increasing demand for EMV capable terminal solutions.

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

Significant Matters

Credit Agreement

On July 8, 2014, we amended and restated the 2011 Credit Agreement to extend the maturity dates, provide more favorable interest rates, and make certain changes to the covenants and other terms of the agreement. As part of the amendment and restatement, the outstanding loan balances were repaid in full, and new debt was issued. The amended and restated credit agreement provides for an aggregate amount of up to $1.3 billion of debt consisting of a $600.0 million term A loan, $200.0 million term B loan and $500.0 million revolving loan commitment. The initial amounts borrowed, together with cash on hand, were used to repay the $938.6 million outstanding balance on the 2011 Credit Agreement as well as the costs associated with the amendment and restatement.

Key terms of the amended and restated credit agreement are described in Note 7, Financings, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Transformation Initiatives

During December 2013 we launched transformation initiatives that focus on, among other things, improving our cost structure world-wide. As part of these initiatives, our management has approved restructuring plans under which we will reduce headcount, close facilities and consolidate data centers. We expect to incur charges totaling approximately $23.1 million under these restructuring plans, including approximately $20.0 million related to employee involuntary termination benefits and approximately $3.1 million related to facility exits and data center consolidations. These charges are expected to be incurred during fiscal years 2014 and 2015, and the majority of the cash payments are expected to be made by the end of fiscal year 2015.

As of July 31, 2014, we incurred $16.6 million in restructuring charges as a result of these plans of which $6.3 million was paid. We expect these plans will generate ongoing savings which will be reinvested into growth initiatives as part of our transformation program.

See Note 8, Restructurings, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for further information on these restructuring plans.

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

On November 5, 2013, we paid $61.2 million into an escrow account to fund the uninsured portion of the settlement pursuant to the preliminary court approval dated October 15, 2013 in the pending securities class action captioned, In re VeriFone Holdings, Inc. Securities Litigation. This amount was funded from cash on hand and available credit under the revolving loan under the 2011 Credit Agreement. Our insurance carriers paid the remaining $33.8 million settlement amount into that escrow account. On February 25, 2014, the court in such class action issued a final order approving the settlement. One of the objectors to the settlement filed a notice of appeal to the court’s February 25, 2014 judgment and orders, but subsequently filed a motion for voluntary dismissal of the appeal with prejudice. On June 2, 2014, the U.S. Court of Appeals for the Ninth Circuit issued an order and mandate, dismissing the appeal with prejudice.

For further information, see Note 9, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Financial Results Highlights

Overall

•	Our consolidated total net revenues for the three months ended July 31, 2014 were $475.9 million, compared to $416.0 million for the three months ended July 31, 2013, up 14.4% year over year.

•	System solutions net revenues for the three months ended July 31, 2014 were $299.4 million, compared to $250.8 million for the three months ended July 31, 2013, up 19.4% year over year.

•	Net cash provided by operating activities for the nine months ended July 31, 2014 totaled $147.4 million.

Segment Revenues

The following chart summarizes our total net revenues by segment for the three months ended July 31, 2014 and 2013 (in millions), as well as our System solutions and Services net revenues in each segment as a percentage of total net revenues for that segment in each period.

System solutions
Services
$250.0
$200.0
$150.0
$100.0
$50.0
$-
$219.0
32%
68%
$185.7
37%
63%
$190.2
47%
53%
$179.0
47%
53%
$67.2
27%
73%
$52.8
28%
72%
Q3'14
Q3'13
Americas
Q3'14
Q3'13
EMEA
Q3'14
Q3'13
ASPAC

Results of Operations

Consolidated Results of Operations

Three Months Ended July 31, 2014 compared to July 31, 2013

	Three Months Ended July 31,
	2014	% of Net revenues (1)	2013	% of Net revenues (1)
	(in thousands, except percentages)
Net revenues:
System solutions	$299,435	62.9%	$250,818	60.3%
Services	176,465	37.1%	165,155	39.7%
Total net revenues	475,900	100.0%	415,973	100.0%

Gross margin:
System solutions	112,602	37.6%	81,889	32.6%
Services	70,168	39.8%	73,051	44.2%
Total gross margin	182,770	38.4%	154,940	37.2%

Operating expenses:
Research and development	53,217	11.2%	46,099	11.1%
Sales and marketing	54,136	11.4%	49,485	11.9%
General and administrative	58,447	12.3%	43,213	10.4%
Litigation settlement and loss contingency expense	—	—%	(5,000)	(1.2)%
Amortization of purchased intangible assets	24,517	5.2%	23,862	5.7%
Total operating expenses	190,317	40.0%	157,659	37.9%
Operating loss	(7,547)	(1.6)%	(2,719)	(0.7)%
Interest, net	(14,421)	(3.0)%	(11,638)	(2.8)%
Other income (expense), net	(421)	(0.1)%	(426)	(0.1)%
Loss before income taxes	(22,389)	(4.7)%	(14,783)	(3.6)%
Income tax provision (benefit)	5,718	1.2%	(12,893)	(3.1)%
Consolidated net loss	$(28,107)	(5.9)%	$(1,890)	(0.5)%

(1) System solutions and Services gross margin as a percentage of total net revenues is computed as a percentage of the corresponding System solutions and Services net revenues.

System solutions net revenues for the three months ended July 31, 2014 were $299.4 million, compared to $250.8 million for the three months ended July 31, 2013, up $48.6 million or 19.4%, as a result of increased System solutions net revenues in each of our segments driven by strong customer orders primarily related to customer technology refreshes and timing of purchasing decisions by some of our large distributors. We continued to experience competition and pricing pressures globally, as well as factors such as changes in the timing of customer purchase decisions, lack of availability of certain products with desired functionality and the timing of product certifications. See further discussion under Segment Results of Operations below.

Services net revenues for the three months ended July 31, 2014 were $176.5 million, compared to $165.2 million for the three months ended July 31, 2013, up $11.3 million or 6.8%, primarily as a result of growth in Services net revenues in EMEA and ASPAC. See further discussion under Segment Results of Operations below.

Total gross margin for the three months ended July 31, 2014 was $182.8 million, or 38.4% of total net revenues, compared to $154.9 million, or 37.2% of total net revenues, for the three months ended July 31, 2013, up $27.8 million or 1.2 percentage points. Gross margin in dollars increased primarily due to the increase in total net revenues. Gross margin as a percentage of System solutions net revenues was higher during the three months ended July 31, 2014 due to a $6.0 million decrease in inventory reserves. Gross margin as a percentage of Services net revenues decreased primarily due to the changes in the mix of Services offerings during the three months ended July 31, 2014. Gross margin as a percentage of Services net revenues in any quarter is generally dependent upon the mix of Services offerings in that period.

Research and development for the three months ended July 31, 2014 was $53.2 million compared to $46.1 million for the three months ended July 31, 2013, up $7.1 million or 15.4%, primarily due to an increase in personnel and outside contractor expenses as we continued to invest in additional resources to focus on platform development efforts and shorten our product development life-cycle and time to market. The increase also includes $4.9 million of charges related to our restructuring plans.

Sales and marketing for the three months ended July 31, 2014 was $54.1 million, compared to $49.5 million for the three months ended July 31, 2013, up $4.7 million or 9.4%, primarily due to additional personnel expenses associated mainly with the expansion of our Services offerings into new geographies. The increase also includes $2.0 million of charges related to our restructuring plans.

General and administrative for the three months ended July 31, 2014 was $58.4 million compared to $43.2 million for the three months ended July 31, 2013, up $15.2 million or 35.3%, primarily due to a $4.7 million increase in professional service fees related to our transformation initiatives, a $3.6 million increase in debt amendment costs, and a $2.2 million increase in charges related to our restructuring plans.

Litigation settlement and loss contingency expense for the three months ended July 31, 2013 was comprised of a $5.0 million reversal of a portion of the loss contingency accruals related to the pending securities class action captioned, In re VeriFone Holdings, Inc. Securities Litigation, and the related Israel class action. See Note 9, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for disclosures related to our legal proceedings.

Amortization of purchased intangible assets for the three months ended July 31, 2014 was $24.5 million compared to $23.9 million for the three months ended July 31, 2013, up $0.7 million or 2.7%, primarily due to additional amortization during the three months ended July 31, 2014 related to acquisitions in fiscal year 2013.

Interest, net for the three months ended July 31, 2014 was $14.4 million compared to $11.6 million for the three months ended July 31, 2013, up $2.8 million or 23.9%, primarily due to $5.2 million of accelerated amortization of debt issuance costs as a result of the amendment and restatement of the 2011 Credit Agreement offset by a reduction in interest expense due to lower loan balances prior to the refinancing and lower interest rates on slightly higher borrowings after the refinancing.

Income tax provision (benefit) for the three months ended July 31, 2014 was a $5.7 million provision compared to a $12.9 million benefit for the three months ended July 31, 2013, an $18.6 million change, primarily due to discrete tax benefits during fiscal year 2013.

Nine Months Ended July 31, 2014 compared to July 31, 2013

	Nine Months Ended July 31,
	2014	% of Net revenues (1)	2013	% of Net revenues (1)
	(in thousands, except percentages)
Net revenues:
System solutions	$851,335	61.8%	$809,086	63.7%
Services	527,048	38.2%	461,921	36.3%
Total net revenues	1,378,383	100.0%	1,271,007	100.0%

Gross margin:
System solutions	309,423	36.3%	285,042	35.2%
Services	218,838	41.5%	196,166	42.5%
Total gross margin	528,261	38.3%	481,208	37.9%

Operating expenses:
Research and development	153,748	11.2%	127,482	10.0%
Sales and marketing	161,164	11.7%	141,729	11.2%
General and administrative	158,110	11.5%	126,870	10.0%
Litigation settlement and loss contingency expense	9,000	0.7%	64,000	5.0%
Amortization of purchased intangible assets	73,849	5.4%	71,680	5.6%
Total operating expenses	555,871	40.3%	531,761	41.8%
Operating loss	(27,610)	(2.0)%	(50,553)	(4.0)%
Interest, net	(35,300)	(2.6)%	(34,389)	(2.7)%
Other income (expense), net	(6,731)	(0.5)%	5,820	0.5%
Loss before income taxes	(69,641)	(5.1)%	(79,122)	(6.2)%
Income tax benefit	(1,874)	(0.1)%	(31,913)	(2.5)%
Consolidated net loss	$(67,767)	(4.9)%	$(47,209)	(3.7)%

(1) System solutions and Services gross margin as a percentage of total net revenues is computed as a percentage of the corresponding System solutions and Services net revenues.

System solutions net revenues for the nine months ended July 31, 2014 were $851.3 million, compared to $809.1 million for the nine months ended July 31, 2013, up $42.2 million or 5.2%, due to increases in all our segments primarily driven by timing of customer purchase decisions and technology refreshes by some of our large customers. See further discussion under Segment Results of Operations below.

Services net revenues for the nine months ended July 31, 2014 were $527.0 million, compared to $461.9 million for the nine months ended July 31, 2013, up $65.1 million or 14.1%, primarily as a result of growth in Services net revenues in all of our segments. Of this increase, $27.3 million was due to our fiscal year 2013 acquisitions. See further discussion under Segment Results of Operations below.

Total gross margin for the nine months ended July 31, 2014 was $528.3 million, or 38.3% of total net revenues, compared to $481.2 million, or 37.9% of total net revenues, for the nine months ended July 31, 2013, up $47.1 million or 0.4 percentage points. Gross margin increased primarily due to the increase in total net revenues.

Research and development for the nine months ended July 31, 2014 was $153.7 million compared to $127.5 million for the nine months ended July 31, 2013, up $26.3 million or 20.6%, primarily due to an increase in personnel and outside contractor expenses as we invested in additional resources to focus on platform development efforts and shorten our product development life-cycle and time to market. The increase also includes $5.6 million of charges related to our restructuring plans.

Sales and marketing for the nine months ended July 31, 2014 was $161.2 million, compared to $141.7 million for the nine months ended July 31, 2013, up $19.4 million or 13.7% primarily due to additional personnel related expenses associated mainly with the expansion of our Services offerings into new geographies, such as personnel related expenses related to our fiscal year 2013 acquisitions. The increase also includes $4.6 million of charges related to our restructuring plans.

General and administrative for the nine months ended July 31, 2014 was $158.1 million compared to $126.9 million for the nine months ended July 31, 2013, up $31.2 million or 24.6%, primarily due to a $14.2 million increase in personnel related expenses attributable mainly to senior executive management changes and retention efforts, including costs of new hires, separation pay and additional stock based compensation, as well as some additional personnel related expenses associated with our fiscal year 2013 acquisitions. The increase also includes $9.8 million of professional service fees related to our transformation initiatives, $3.6 million in debt amendment costs, and $3.8 million of charges related to our restructuring plans.

Litigation settlement and loss contingency expense for the nine months ended July 31, 2014 was $9.0 million due to an accrual related to the settlement in the pending action captioned, Creative Mobile Technologies, LLC v. VeriFone Systems, Inc. et al. during April 2014. Litigation settlement and loss contingency expense for the nine months ended July 31, 2013 was $64.0 million primarily due to the net accruals related to the pending securities class action captioned, In re VeriFone Holdings, Inc. Securities Litigation, and the related Israel class action. See Note 9, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for disclosures related to our legal proceedings.

Amortization of purchased intangible assets for the nine months ended July 31, 2014 was $73.8 million compared to $71.7 million for the nine months ended July 31, 2013, up $2.2 million or 3.0%, primarily due to additional amortization during the nine months ended July 31, 2014 related to new acquisitions in fiscal year 2013.

Interest, net for the nine months ended July 31, 2014 was $35.3 million compared to $34.4 million for the nine months ended July 31, 2013, up $0.9 million or 2.6%. The $5.2 million of accelerated amortization of debt issuance costs as a result of the amendment and restatement of the 2011 Credit Agreement was substantially offset by a reduction in interest expense due to lower loan balances during fiscal year 2014 prior to the refinancing and lower interest rates on slightly higher borrowings after the refinancing.

Other income (expense), net for the nine months ended July 31, 2014 was a net other expense of $6.7 million compared to a net other income of $5.8 million for the nine months ended July 31, 2013, a change of $12.6 million. The Other expense, net, incurred during the nine months ended July 31, 2014 is primarily related to an additional $3.3 million accrual associated with certain Brazilian federal tax assessments that we enrolled in the Brazilian Federal Tax Amnesty Program during December 2013. See further discussion in Note 9, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The Other income, net, during the nine months ended July 31, 2013 is primarily related to the gain on the divestiture of certain assets and business operations related to our SAIL mobile payment product.

Income tax benefit for the nine months ended July 31, 2014 was $1.9 million compared to $31.9 million for the nine months ended July 31, 2013, down $30.0 million. Income tax benefits were higher during the nine months ended July 31, 2013 primarily due to a discrete tax benefit of $24.1 million related to litigation settlement and loss contingency expense and a discrete tax benefit of $8.2 million related to the impact of changes in the statutory tax rates on deferred taxes offset by a discrete tax expense of $11.7 million related to an increase in uncertain tax positions during the nine months ended July 31, 2013.

Segment Results of Operations

Net revenues and operating income of each segment reflect net revenues and expenses that are directly attributable to that segment. Net revenues and expenses not allocated to segment net revenues and segment operating income include amortization of purchased intangible assets, increase to fair value (step-up) of inventory at acquisition, fair value decrease (step-down) in deferred revenue at acquisition, some inventory reserves, asset impairments, restructuring expenses, stock-based compensation, costs of debt amendments, as well as corporate research and development, sales and marketing, general and administrative, and litigation settlement and loss contingency expenses.

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

Three Months Ended July 31, 2014 compared to July 31, 2013

	Three Months Ended July 31,
	2014	% of Net revenues	2013	% of Net revenues
	(in thousands, except percentages)
Net revenues:
System solutions	$149,565	68.3%	$117,798	63.4%
Services	69,415	31.7%	67,872	36.6%
Total net revenues	$218,980	100.0%	$185,670	100.0%
Operating income	$56,032	25.6%	$48,055	25.9%

System solutions net revenues for the three months ended July 31, 2014 were $149.6 million compared to $117.8 million for the three months ended July 31, 2013, up $31.8 million or 27.0%, primarily due to the timing of purchase decisions by some of our large customers. For example, during the three months ended July 31, 2014, several of our large retail customers in North America purchased $7.9 million more than they did in the three months ended July 31, 2013, as they rolled out next generation terminals with EMV capabilities. We also experienced a $17.9 million increase in Latin America, primarily in Brazil, related to the timing of purchase decisions and completed tender processes by large customers in that region. Systems solutions net revenues were also negatively impacted by continued pricing pressures, primarily in Brazil.

Services net revenues for the three months ended July 31, 2014 were $69.4 million compared to $67.9 million for the three months ended July 31, 2013, up $1.5 million or 2.2%, primarily due to continued emphasis on our Services offerings.

Foreign currency fluctuations had a $5.6 million unfavorable impact on total net revenues in Latin America for the three months ended July 31, 2014, primarily due to a decrease in the value of the Brazilian reais as compared to the U.S. dollar year over year.

Operating income for the three months ended July 31, 2014 was $56.0 million or 25.6% of total net revenues, compared to $48.1 million or 25.9% of total net revenues for the three months ended July 31, 2013, up $8.0 million but down slightly in percentage points of total net revenues. The dollar increase in Operating income is largely due to increase in total net revenues. The decrease in Operating income as a percentage of total net revenues is due to changes in customer and product mix.

Nine Months Ended July 31, 2014 compared to July 31, 2013

	Nine Months Ended July 31,
	2014	% of Net revenues	2013	% of Net revenues
	(in thousands, except percentages)
Net revenues:
System solutions	$411,760	66.6%	$405,865	67.8%
Services	206,367	33.4%	192,933	32.2%
Total net revenues	$618,127	100.0%	$598,798	100.0%
Operating income	$155,668	25.2%	$165,532	27.6%

System solutions net revenues for the nine months ended July 31, 2014 were $411.8 million compared to $405.9 million for the nine months ended July 31, 2013, up $5.9 million or 1.5%, primarily due to the timing of purchase decisions by some of our large customers. System solutions net revenues in North America was relatively flat, primarily because lower purchases by some of our large North American distributors as they worked with their customers to deploy existing terminal inventories prior to the PCI standard changes in April 2014 were substantially offset by increases as several of our large retail customers rolled out next generation terminals with EMV capabilities in fiscal year 2014. Systems solutions net revenues were also negatively impacted by continued pricing pressures, primarily in Brazil.

Services net revenues for the nine months ended July 31, 2014 were $206.4 million compared to $192.9 million for the nine months ended July 31, 2013, up $13.4 million or 7.0%, primarily due to growth in our taxi solutions business and our continued expansion of other Services offerings.

Foreign currency fluctuations had a $22.7 million unfavorable impact on total net revenues in Latin America for the nine months ended July 31, 2014, primarily due to a decrease in the value of the Brazilian reais as compared to the U.S. dollar year over year.

Operating income for the nine months ended July 31, 2014 was $155.7 million or 25.2% of total net revenues, compared to $165.5 million or 27.6% of total net revenues for the nine months ended July 31, 2013, down $9.9 million and 2.4 percentage points, primarily due to changes in product and customer mix throughout the region, as well as pricing pressures in Brazil.

EMEA Net Revenues and Operating Income

Our EMEA segment is comprised of our operations in Europe, including Russia, and the Middle East, and Africa. Our EMEA customers include financial institutions, retailers, distributors, and individual merchants. Net revenues in this segment are primarily influenced by market-wide factors such as standards and regulations, competition, and the timing of our new product releases and certifications of those products and, to a lesser extent, the timing of customer orders. In addition, in emerging markets such as the Middle East, Africa, and parts of Eastern Europe, net revenues are dependent on the adoption by such markets of our products and solutions, competitive pressures, and the timing of local electronic payments initiatives that may create demand for our products and solutions. Our business transactions in EMEA are denominated predominately in U.S. dollars, Euro, British pounds, and Swedish krona.

Three Months Ended July 31, 2014 compared to July 31, 2013

	Three Months Ended July 31,
	2014	% of Net revenues	2013	% of Net revenues
	(in thousands, except percentages)
Net revenues:
System solutions	$100,989	53.1%	$95,145	53.2%
Services	89,209	46.9%	83,852	46.8%
Total net revenues	$190,198	100.0%	$178,997	100.0%
Operating income	$51,373	27.0%	$47,443	26.5%

System solutions net revenues for the three months ended July 31, 2014 were $101.0 million compared to $95.1 million for the three months ended July 31, 2013, up $5.8 million or 6.1%. System solutions net revenues increased by $4.4 million in the Middle East and Africa primarily due to the expansion of the government sponsored initiatives to drive cashless payments in Nigeria. System solutions net revenues increased in the rest of the region primarily due to the timing of customer purchase decisions. In addition, System solutions net revenues were negatively impacted in certain countries of this region by competitive pressures.

Services net revenues for the three months ended July 31, 2014 were $89.2 million compared to $83.9 million for the three months ended July 31, 2013, up $5.4 million or 6.4%, which is primarily due to the continued growth of our Payment-as-a-Service net revenues in Northern Europe.

Operating income for the three months ended July 31, 2014 was $51.4 million or 27.0% of total net revenues, compared to $47.4 million, or 26.5% of total net revenues, for the three months ended July 31, 2013, up $3.9 million and 0.5 percentage points, primarily due to increase in total net revenues and changes in product mix. The increase in operating income as a percentage of total net revenues is primarily due to growth in Services net revenues that had relatively higher margins.

Nine Months Ended July 31, 2014 compared to July 31, 2013

	Nine Months Ended July 31,
	2014	% of Net revenues	2013	% of Net revenues
	(in thousands, except percentages)
Net revenues:
System solutions	$298,739	52.7%	$285,570	54.4%
Services	268,335	47.3%	239,030	45.6%
Total net revenues	$567,074	100.0%	$524,600	100.0%
Operating income	$157,707	27.8%	$142,046	27.1%

System solutions net revenues for the nine months ended July 31, 2014 were $298.7 million compared to $285.6 million for the nine months ended July 31, 2013, up $13.2 million or 4.6%. System solutions net revenues increased primarily due to the timing of purchase decisions by some of our large customers and distributors across the region, as well as the timing of product certifications in certain countries. System solutions net revenues increased by $21.3 million in the Middle East and Africa, primarily due to the expansion of government sponsored initiatives to drive cashless payments in Nigeria in fiscal year 2014. System solutions net revenues decreased by $8.1 million in the rest of the region due to the timing of purchase decisions by some of our large customers and due to lower order volume from a large distributor.

Services net revenues for the nine months ended July 31, 2014 were $268.3 million compared to $239.0 million for the nine months ended July 31, 2013, up $29.3 million or 12.3%, which is primarily due to our continued expansion of services offerings. Services net revenues increased $11.1 million in Northern Europe primarily due to the continued growth in our Payment-as-a-Service net revenues. Services net revenues also increased $8.2 million, primarily due to our fiscal year 2013 acquisitions.

Foreign currency fluctuations had a $10.9 million favorable impact on total net revenues in EMEA for the nine months ended July 31, 2014, primarily due to an increase in the value of the Euro as compared to the U.S. dollar year over year.

Operating income for the nine months ended July 31, 2014 was $157.7 million or 27.8% of total net revenues, compared to $142.0 million, or 27.1% of total net revenues, for the nine months ended July 31, 2013, up $15.7 million and 0.7 percentage points, primarily due to increase in total net revenues and changes in product mix. The increase in operating income as a percentage of total net revenues is primarily due to growth in Services net revenues that had relatively higher margins.

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

Three Months Ended July 31, 2014 compared to July 31, 2013

	Three Months Ended July 31,
	2014	% of Net revenues	2013	% of Net revenues
	(in thousands, except percentages)
Net revenues:
System solutions	$48,881	72.7%	$37,946	71.8%
Services	18,317	27.3%	14,903	28.2%
Total net revenues	$67,198	100.0%	$52,849	100.0%
Operating income	$14,685	21.9%	$9,032	17.1%

System solutions net revenues for the three months ended July 31, 2014 were $48.9 million compared to $37.9 million for the three months ended July 31, 2013, up $10.9 million or 28.7%. System solutions net revenues increased $7.6 million in Australia primarily due to increased demand from some of our large banking customers upgrading and expanding terminals at their merchant customers. We continued to experience competition and pricing pressures in this region, primarily in China and India.

Services net revenues for the three months ended July 31, 2014 were $18.3 million compared to $14.9 million for the three months ended July 31, 2013, up $3.4 million or 22.9%, primarily due to Services net revenues from the EFTPOS New Zealand Limited business that we acquired on May 31, 2013.

Operating income for the three months ended July 31, 2014 was $14.7 million or 21.9% of total net revenues, compared to $9.0 million or 17.1% of total net revenues for the three months ended July 31, 2013, up $5.7 million and 4.8 percentage points, primarily due to increase in total net revenues with relatively flat operating expenses.

Nine Months Ended July 31, 2014 compared to July 31, 2013

	Nine Months Ended July 31,
	2014	% of Net revenues	2013	% of Net revenues
	(in thousands, except percentages)
Net revenues:
System solutions	$140,837	72.2%	$120,414	78.4%
Services	54,263	27.8%	33,106	21.6%
Total net revenues	$195,100	100.0%	$153,520	100.0%
Operating income	$42,550	21.8%	$28,430	18.5%

System solutions net revenues for the nine months ended July 31, 2014 were $140.8 million compared to $120.4 million for the nine months ended July 31, 2013, up $20.4 million or 17.0%. System solutions net revenues increased $13.3 million in Australia primarily due to increased demand from some of our large banking customers in Australia upgrading and expanding terminals at their merchant customers. On the other hand, we continued to experience competition and pricing pressures in this segment.

Services net revenues for the nine months ended July 31, 2014 were $54.3 million compared to $33.1 million for the nine months ended July 31, 2013, up $21.2 million or 63.9%, primarily due to Services net revenues from the EFTPOS New Zealand Limited business that we acquired on May 31, 2013.

Foreign currency fluctuations had a $6.7 million unfavorable impact on total net revenues in ASPAC for the nine months ended July 31, 2014, primarily due to a decrease in the value of the Australian dollar as compared to the U.S. dollar year over year.

Operating income for the nine months ended July 31, 2014 was $42.6 million or 21.8% of total net revenues, compared to $28.4 million or 18.5% of total net revenues for the nine months ended July 31, 2013, up $14.1 million and 3.3 percentage points. The increase in operating income in dollars was primarily due to an increase in total net revenues. The increase in operating income as a percentage of total net revenues is primarily due to the acquisition of EFTPOS New Zealand Limited during fiscal year 2013.

Financial Outlook

We expect the timing and amount of overall revenue growth to continue to be impacted by factors such as the timing of new product releases and certifications, the timing of our customers' technology refresh cycles (particularly by our large customers), increased competition and pricing pressure, changes in distribution and distributor inventory levels, foreign currency fluctuations, and uncertain political conditions in certain markets.

We expect the timing of new product releases to continue to have a significant impact on our net revenues, particularly in markets where we have experienced delays in some of our new product releases and certifications, and in countries that require lengthy certification processes. Net revenues can vary significantly when larger customers or distributors cancel or delay orders due to budget concerns, technology refresh cycles, economic conditions and regulatory, certification or other requirements. Also, demand for electronic payment systems may eventually reach a saturation point, at which time customers might slow or end expansion projects. We expect to generate net revenues in the U.S. related to the continued increased commitment to EMV standards adoption that we expect by our customers over the next several years, although timing of any related revenues will depend on the timing of decisions by our customers. We expect growth in emerging markets as economic conditions improve and those markets make efforts to modernize to cashless payment systems.

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

We plan to continue efforts to improve our cost structure, including rationalizing our product portfolio and streamlining all aspects of our business. In connection with these transformation efforts, we have approved restructuring plans under which we expect to reduce headcount, close facilities and reduce overall costs. During the fourth quarter of fiscal year 2014 and during fiscal year 2015 we expect to record restructuring expenses totaling approximately $6.5 million, the timing of which will depend upon many factors, including in some cases the timing of notification of the employees as determined by local employment laws and the timing of when we exit facilities or complete other restructuring related activities. We expect these plans will generate ongoing savings which will be reinvested into growth initiatives as part of our transformation program. Spending may increase further depending on the costs of any future restructuring, costs associated with ongoing integration of past acquisitions, and costs related to resolving legal matters.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance working capital, pay for contractual commitments, service our debt, and make capital expenditures and investments. As of July 31, 2014, our primary sources of liquidity were $263.8 million of cash and cash equivalents, as well as amounts available to us under the revolving loan that is part of our amended and restated credit agreement.

Cash and cash equivalents as of July 31, 2014 included $228.3 million held by our foreign subsidiaries. If we decide to distribute or use the cash and cash equivalents held by our foreign subsidiaries outside those foreign jurisdictions, including a distribution to the U.S., we may be subject to additional taxes or costs.

We also held $12.6 million in restricted cash as of July 31, 2014, which was mainly comprised of pledged deposits and deposits to Brazilian courts related to tax proceedings pending adjudication.

On December 24, 2013, we paid in full the $48.4 million remaining outstanding balance of the term B loan under our 2011 Credit Agreement. This payment was partially funded through $47.0 million of additional borrowings under the Revolving Loan that is part of the same credit agreement.

On July 8, 2014, we amended and restated the 2011 Credit Agreement to extend the maturity dates, provide more favorable interest rates, and make certain changes to the covenants and other terms of the agreement. As part of this amendment and restatement we repaid the $938.6 million outstanding balance on the 2011 Credit Agreement. We incurred $13.2 million of costs in connection with the amendment and restatement of which $11.5 million was paid by July 31, 2014.
As of July 31, 2014, our outstanding borrowings under the amended and restated credit agreement consisted of a $600.0 million term A loan, $200.0 million term B loan and $128.0 million drawn against the revolving loan commitment. In addition, $372.0 million was available for draw on the revolving loan commitment, subject to covenant requirements. See Note 7, Financings, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding our borrowings. We were in compliance with all financial covenants under the amended and restated credit agreement as of July 31, 2014.

We entered into an agreement in principle on April 25, 2014 and a confidential settlement agreement on May 27, 2014, to settle the pending action captioned, Creative Mobile Technologies, LLC v. VeriFone Systems, Inc. et al. for $9.0 million of consideration consisting of a $7.5 million one-time cash payment and a $1.5 million credit that may be applied by Creative Mobile Technologies, LLC against future accounts receivable related to purchases of certain VeriFone electronic payment terminals at fair value within 24 months. The cash portion of the settlement payment was paid from cash on hand during June 2014. See Note 9, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding this matter.

On November 5, 2013, we paid $61.2 million into an escrow account to fund the uninsured portion of the settlement pursuant to the preliminary court approval dated October 15, 2013 in the pending securities class action captioned, In re VeriFone Holdings, Inc. Securities Litigation. This amount was funded from cash on hand and available credit under the revolving loan. Our insurance carriers paid the remaining $33.8 million settlement amount into that escrow account. On February 25, 2014, the court in such class action issued a final order approving the settlement. One of the objectors to the settlement filed a notice of appeal to the court’s February 25, 2014 judgment and orders, but subsequently filed a motion for voluntary dismissal of the appeal, with prejudice. On June 2, 2014, the U.S. Court of Appeals for the Ninth Circuit issued an order and mandate, dismissing the appeal with prejudice. See Note 9, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding this matter.

As part of cost optimization and corporate transformation initiatives, we have approved restructuring plans under which we expect to spend approximately $23.1 million during fiscal years 2014 and 2015. During the nine months ended July 31, 2014 we made $6.3 million of cash payments pursuant to these plans.

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

Statement of Cash Flows

The net increases (decreases) in cash and cash equivalents are summarized in the following table (in thousands):

	Nine Months Ended July 31,
	2014	2013	Change
Net cash provided by (used in):
Operating activities	$147,420	$181,545	$(34,125)
Investing activities	(60,393)	(129,389)	68,996
Financing activities	(89,133)	(193,390)	104,257
Effect of foreign currency exchange rate changes on cash	(2,308)	(3,528)	1,220
Net increase (decrease) in cash and cash equivalents	$(4,414)	$(144,762)	$140,348

Operating Activities

Net cash provided by operating activities for the nine months ended July 31, 2014 was $147.4 million, compared to $181.5 million cash provided during the nine months ended July 31, 2013, down $34.1 million. Cash provided by operating activities reflects the impact of the $61.2 million securities class action litigation settlement payment in fiscal year 2014, which was offset by increases in cash flows primarily as a result of more efficient working capital management. In particular, the net cash provided by changes in Accounts receivable, Inventories, Prepaid and other current assets, and Accounts payable was $31.2 million higher in the nine months ended July 31, 2014 than the same period in 2013.

Investing Activities

Net cash used in investing activities for the nine months ended July 31, 2014 was $60.4 million, compared to $129.4 million for the nine months ended July 31, 2013 down $69.0 million as we made no significant acquisitions during the nine months ended July 31, 2014.

Financing Activities

Net cash used in financing activities for the nine months ended July 31, 2014 was $89.1 million, compared to $193.4 million for the nine months ended July 31, 2013, down $104.3 million, primarily due to a $72.9 million decrease in payments, net of proceeds with respect to the 2011 Credit Agreement and a $21.9 million increase in proceeds from issuance of common stock through employee equity incentive plans.

Contractual Obligations

The following table summarizes our contractual obligations as of July 31, 2014 (in thousands):

	Years Ended October 31,
	Remainder of fiscal year 2014	2015	2016	2017	2018	2019	Thereafter	Total
Amended and restated credit Agreement (1)	$14,591	$58,148	$64,780	$86,212	$84,546	$552,336	$201,107	$1,061,720
Capital lease obligations and other loans	118	378	40	43	42	21	432	1,074
Operating leases (2)	13,408	34,476	26,990	23,258	14,822	14,798	24,639	152,391
Brazilian federal tax amnesty obligations (3)	396	1,585	989	225	225	225	464	4,109
Minimum purchase obligations	151,473	—	—	—	—	—	—	151,473
Total	$179,986	$94,587	$92,799	$109,738	$99,635	$567,380	$226,642	$1,370,767

(1)
Contractual obligations for the amended and restated credit agreement include interest calculated using the rate in effect as of July 31, 2014 applied to the expected outstanding debt balance considering the minimum principal payments due each year.

(2)
Operating leases include $100.3 million of minimum contractual obligations on leases for our taxi solutions business where payments are based upon the number of operational taxicabs with our advertising displays as of July 31, 2014.

(3)
Installment payments under the Brazilian Federal Tax Amnesty Program are described further in Note 9, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

As of July 31, 2014, the amount payable for unrecognized tax benefits was $64.9 million, including accrued interest and penalties, none of which is expected to be paid within one year. This amount is included in Other long-term liabilities in our Condensed Consolidated Balance Sheets as of July 31, 2014. We are unable to make a reasonably reliable estimate as to when cash settlement with the applicable taxing authorities may occur; therefore, such amounts are not included in the above contractual obligations table.

We expect that we will be able to fund our remaining obligations and commitments with future cash flows from our ongoing operations, and our $263.8 million of cash and cash equivalents held as of July 31, 2014. To the extent we are unable to fund these obligations and commitments with existing cash and cash flows from operations, we can draw upon amounts available under our amended and restated credit agreement or future debt or equity financings.

Bank Guarantees

We have issued bank guarantees with maturities ranging from two months to six years to certain of our customers and vendors as required in some countries to support certain performance obligations under our service or other agreements with those parties. As of July 31, 2014, the maximum amount that may become payable under these guarantees was $12.7 million, of which $1.9 million was collateralized by restricted cash deposits.

Letters of Credit

We provide standby letters of credit in the ordinary course of business to third parties as required. As of July 31, 2014, the maximum amounts that may become payable under these letters of credit was $8.1 million, of which $4.9 million was collateralized by restricted cash deposits.

Manufacturing Agreements

We work on a purchase order basis with our contract manufacturers, which are located in China, Singapore, Malaysia, Brazil, Germany, Romania, and France, and component suppliers located throughout the world, to supply nearly all of our finished goods inventories, spare parts, and accessories. We provide each such supplier with a purchase order to cover the manufacturing requirements, which generally constitutes a binding commitment by us to purchase materials and finished goods produced by the manufacturer as specified in the purchase order. Most of these purchase orders are considered to be non-cancelable, and are expected to be paid within one year of the issuance date. As of July 31, 2014, the amount of purchase commitments issued to contract manufacturers and component suppliers totaled approximately $151.5 million. Of this amount, $13.4 million has been recorded in Accruals and other current liabilities in our Condensed Consolidated Balance Sheets because these commitments are not expected to have future value to us.

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

Critical Accounting Polices and Estimates

General

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. Our significant accounting policies are more fully described in Note 1, Principles of Consolidation and Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements of our 2013 Annual Report on Form 10-K. There were no changes to our significant accounting policies during the nine months ended July 31, 2014.

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

The critical accounting policies where significant estimates and assumptions changed during the nine months ended July 31, 2014 are described below.

Goodwill

For our fiscal year 2013 annual impairment review, we compared the carrying amount of each of our reporting units as of August 1, 2013 to their estimated fair value, and determined that the estimated fair value of each reporting unit exceeded its carrying amount by amounts ranging from 26.9% to 188.4%. Our EMEA reporting unit, which was allocated $948.2 million of goodwill, had the lowest excess of fair value over carrying value. We performed an interim review for potential indicators of impairment at July 31, 2014 and noted no indicators that may result in impairment of goodwill. Significant changes to our financial outlook, a sustained decline in our stock price, weakening of macroeconomic conditions, or significant changes in our management structure or business strategies could result in changes to our reporting units or goodwill impairment assessment in the future. In accordance with our accounting policies, during each quarter we will perform an interim review for potential impairment indicators and during our fourth fiscal quarter of 2014 we will perform our annual goodwill impairment test. As described in Part II Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q, additional impairment charges can materially and adversely affect our financial results.

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

•	delays in customer purchases in anticipation of product or service enhancements or due to uncertainty in economic conditions;

•	demand for and acceptance of our new product and services offerings;

•	changes in competitive conditions, including from traditional payment solution providers and from alternative payment solution providers;

•	the rate at which we transition customers to our services model;

•	decisions by our distributors and other customers relating to the overall channel inventories of our products held in a particular quarter;

•	concentration in certain of our customer bases;

•	changes in market conditions, such as fluctuations in currency exchange rates;

•	variations in product and service mix and cost during any period;

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

•
the introduction of new laws and regulations, or changes in implementation of existing laws and regulations, in jurisdictions where we operate that may create uncertainty regarding the business operations of our customers or distributors, which may in turn lead to deferred or reduced orders from our customers or distributors; and

•
business and operational disruptions or delays caused by political, social or economic instability and unrest, such as the recent significant civil, political and economic disturbances in Russia, Ukraine and the surrounding areas as well as the political and military conditions in Israel and Palestinian territories.

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

Many of these factors typically become more prevalent during periods of economic stress, such as the ongoing weakness in the economies of the euro zone countries and volatility in global financial markets that have caused declines in the value of the euro and other currencies impacted by the European sovereign debt crisis, or disruptive events such as natural or man-made disasters or military or terrorist actions. The persistence or occurrence of weakened global economic conditions in one or more regions where we do business may exacerbate certain of these risks. Additionally, these risks and costs associated with operating in foreign countries are heightened with respect to our international expansion into emerging or developing markets, which, for example, tend to experience more economic and political instability or have less developed or sophisticated distribution channels.

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

Because of these factors, we must continually enhance our existing solutions and develop and market new solutions, and we must anticipate and respond timely to these industry, customer and regulatory changes in order to remain competitive. If we cannot develop new products or enhancements to our existing products that satisfy customer or end user demand, or if our new products or product enhancements do not meet local certification requirements or experience delays in the certification process, we will not be able to timely and adequately respond to competitive challenges and technological advancements, and our net revenues and results of operations will be adversely affected. These efforts require management attention and significant investment in research and development as well as increased costs of manufacturing and distributing our system solutions, and we may not necessarily be able to increase or maintain prices to account for these costs, which will negatively impact our profitability, cash flows and results of operations. Our business has been in the past and continues to be adversely affected by our failure to timely obtain local certifications in some markets for certain of our products.

We cannot be sure that we will successfully and timely complete the development and introduction of new solutions or enhancements or that our new solutions will satisfy customer or end user demand or be accepted in the marketplace. If we fail in either case, we may lose market share to existing or new competitors and competing technologies, our solutions could become obsolete and our net revenues, income and profitability will suffer.

Security is vital to our customers and end users, and breaches in the security of our solutions could adversely affect our reputation and results of operations.

We operate in an industry that makes us a target of cyber- and other attacks on our systems as well as at our payment solutions. Our business involves the collection, transmission, storage and use of proprietary data or personally-identifying information of our customers, business partners and employees, as well as, in certain cases, end-users of our products or services. We rely on electronic networks, computers, systems, including our gateways, and programs to run our business and operations and, as a result, are exposed to risks of third-party security breaches, employee error, malfeasance, or other irregularities or compromises on our systems which could result in the loss or misappropriation of sensitive data, corruption of business data or other disruption to our operations. As we expand our solutions and services, we may handle increasing volumes of sensitive data, in which case we would expect to increasingly become a target of security breach attempts. We have devoted significant resources to security measures, processes and technologies to protect and secure our networks and systems, but they cannot provide absolute security, especially in light of rapid advances in computer capabilities and cryptography. For example, an increasing number of companies have disclosed breaches of their security systems, some of which have involved sophisticated and highly targeted attacks on their network infrastructure. Because the techniques used to breach security safeguards change frequently, may be difficult to detect for a long time and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

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

We expect certain markets where we conduct business, including parts of Europe, to continue to experience weakened or uncertain economic conditions in the near term, and some of our customers, prospective customers, suppliers, distributors and partners will continue to be negatively impacted by the continued global weakness in the economy. We cannot predict the extent and duration of the negative impact that global economic volatility may have on our business, operating results and financial condition. There is no assurance that governments and central banks will take actions to further stimulate the economy or any such actions will have positive or lasting impacts. Existing stimulus measures may also be withdrawn or reduced, introducing greater economic uncertainty or volatility. Further, conditions such as political situations or terrorist actions in other parts of the world, such as Ukraine and parts of Asia, the continued uncertainty related to economic conditions in the U.S., including the implementation and duration of the so-called “budget sequestration”, the ongoing debate in the U.S. Congress regarding the national debt ceiling and federal budget deficit, the potential effect of the recent and any future federal government shutdown, and additional taxes related to changes in the health care law, as well as continued high unemployment rates in the U.S. and some other regions, may negatively impact global economic conditions, including corporate and consumer spending, and liquidity of capital markets. Continued volatility in market conditions, such as fluctuations in foreign currency rates relative to the U.S. dollar, makes it difficult to forecast our financial guidance and/or to meet such guidance. If we fail to meet our financial guidance or the expectations of investment analysts or investors in any period, the market price of our stock could decline.

Continuing political instability in Ukraine, sanctions against Russia, and Russia's response to those sanctions, could materially adversely affect our business, results of operations and financial condition.

In March 2014, the Crimean region of Ukraine was annexed by Russia. In response, other nations, including the U.S., have imposed or are considering imposing, economic sanctions on Russia. Recently, concerns related to the political and military conditions in the region have prompted increasing levels of economic sanctions, targeting certain Russian companies in the finance, energy and defense industries and additional Russian nationals, as well as imposing restrictions on trading and access to capital markets. In response, Russia announced its own trading sanctions against nations that implemented or supported the anti-Russia sanctions, including the U.S. and some European Union nations. A significant amount of our net revenues are from Russia and its surrounding areas, including Ukraine. Continuing political instability in Ukraine and economic sanctions imposed by the U.S., the European Union, or the world community may result in serious economic challenges in Ukraine, Russia and the surrounding areas, and imposition of trade restrictions may delay or prevent shipment of products to or services performed in those countries, resulting in a significant decline in our net revenues. In addition, to the extent it is more difficult for some of our customers to obtain financing or access U.S. dollar currency, due to restrictions on access to international capital markets as a result of the sanctions, our customers' ability to pay could be adversely affected, which could have a material adverse impact on our business, cash flows, results of operations and financial condition. Further, current and any future retaliatory measures by Russia in response to anti-Russia sanctions could adversely affect European economic conditions, which could in turn affect our business in Europe and elsewhere. Accordingly, continuing political instability in Ukraine, sanctions against Russia and Russia's responses to such sanctions could have a material adverse effect on our business, results of operation and financial condition.

We have significant operations in Israel and therefore our results of operations may be adversely affected by political or economic instability or military operations in or around Israel.

We have offices and personnel in Israel. Therefore, political, economic, and military conditions in Israel directly affect our operations. The outcome of peace efforts between Israel and its Arab neighbors remains uncertain. Any armed conflicts, such as the present military conflict in the Gaza Strip, or further political instability in the region is likely to negatively affect business conditions and materially harm our results of operations. Furthermore, several countries continue to restrict or ban business with Israel, Israeli companies and companies with significant Israeli operations. These restrictive laws and policies may seriously limit our ability to make sales in those countries.

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

A central part of our strategic plan is to increase services offerings so that we can derive higher overall net revenues and margins, develop deeper relationships with our customers and drive more predictable financial results. With our December 2011 acquisition of Point, we are introducing Point's Payment-as-a-Service model in multiple jurisdictions. Implementing a new services model is difficult and involves management focus, upfront local infrastructure and capital costs and other resources that could otherwise be utilized in research and development of other hardware and software product offerings, and the build-out of local service and support teams. In addition, the competitive environment for services is very different in each market, and the bundle of services being offered must be customized to compete effectively. Markets may take longer to adopt a payment-as-a-service model than we anticipate or may choose not to adopt this model at all. We may also be competing against others, including certain of our customers that distribute our terminals, who already offer similar services. Continued weakness in the global economy may also negatively impact our ability to implement our Payment-as-a-Service model within the time frames we desire and to achieve the benefits we anticipate. If we are unsuccessful in executing on our implementation of the Payment-as-a-Service model and obtaining customer acceptance of our service offerings or are unable to implement the model while also maintaining focus on other key areas of our business or if we are unable to maintain the expected level of margins associated with these service offerings, we may not be able to generate sufficient returns on our investments in the services business and our net revenues, income and profitability will be adversely affected.

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

During the three months ended July 31 and April 30, 2014, approximately 72% and 74%, respectively, of our net revenues were generated outside of the U.S. The percentage of net revenues generated outside of the U.S. has increased over recent years and may continue to increase over time. In particular, our acquisition of Point has increased our business in the Nordic regions and elsewhere in Northern Europe and our acquisition of Hypercom has increased our business significantly in the EMEA region and Asia. Part of our strategy is to expand our penetration in existing foreign markets and to enter new foreign markets, particularly emerging markets where we expect to see growth in electronic payments and related services. Our ability to penetrate some international markets may be limited due to different technical standards, protocols or product requirements. Expansion of our international operations will require significant management attention and financial resources. Certain emerging markets, such as those in the Middle East and Africa, may require longer lead times to develop distribution channels, may involve distribution channels with greater business and operational risk due to their relatively shorter operating histories, may be dependent upon the timing and success of local electronic payments initiatives and related infrastructure investments in such markets, as well as require additional time and effort to obtain product certifications and gain market acceptance for our products. Our international net revenues will depend on our success in a number of areas, including:

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

A significant portion of our net revenues are on an open credit basis, with typical payment terms of up to 60 days in the U.S. and longer in some international markets due to local customs or conditions. In the past, there have been bankruptcies among our customer base. Credit risks may be higher and collections may be more difficult to enforce in emerging markets where we conduct business, including for example where the market for our products and solutions is still developing and their acceptance uncertain, and future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition. Also, certain customers that are invoiced in U.S. dollars, such as those based in Venezuela, have experienced, and may continue to experience, difficulties in obtaining U.S. dollars due to local currency controls, and therefore may not be able to remit timely payment to us. Additionally, to the extent that the ongoing uncertainty in the global economy continues to make it more difficult for some customers to obtain financing or access U.S. dollar currency, our customers' ability to pay could be adversely impacted, which in turn could have a material adverse impact on our business, cash flows, operating results and financial condition.

If we do not accurately forecast customer demand and effectively manage our product mix and inventory levels, we may lose sales from having too few or the wrong mix of products or incur costs associated with excess inventory.

If we inaccurately forecast demand for our products, we could end up with either excess or insufficient inventory to satisfy demand. This problem is exacerbated because we generally receive a significant volume of customer orders towards the end of each fiscal quarter which leaves us little room to adjust inventory mix to match demand, as discussed under “Timing for orders for our products and services can be back-end weighted within the fiscal quarter, which can make our net revenues difficult to predict and can negatively impact our business and results of operations.” During the transition from an existing product to a new replacement product, we must accurately predict the demand for the existing and the new product. Furthermore, introducing new products into our current markets or existing products into new markets involves the uncertainty of whether the market will adopt our product in the volumes and time frames that we anticipate or at all. Our inability to properly manage our inventory levels could lead to increased expenses associated with writing off excessive or obsolete inventory, additional shipping costs to meet immediate demand and a corresponding decline in gross margins, or lost sales. If we do not accurately predict demand, we could also incur increased expenses associated with binding commitments to certain third-party contract manufacturers and suppliers which would negatively impact our gross margins and operating results. For example, as of July 31, 2014, the amount of purchase commitments issued to contract manufacturers and component suppliers totaled approximately $151.5 million. Of this amount, $13.4 million has been recorded in Accruals and other current liabilities in our Condensed Consolidated Balance Sheets because these commitments are not expected to have future value to us. For additional information regarding our commitments to third-party manufacturers and suppliers, see Note 9, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. During times of economic uncertainty, such as the global economic recession that continues to impact certain parts of Europe, it becomes more difficult to accurately forecast demand and manage our inventory levels. Deteriorating market conditions have in the past and can in future periods cause us to incur additional costs associated with excess and obsolete inventory, scrap, and excess inventory held by our contract manufacturers.

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

We are currently a party in several litigation proceedings. If any of these proceedings are resolved adversely to us, this could have a material adverse effect on our business, financial condition, results of operations or cash flows. For example, in connection with the restatement of our historical interim financial statements during fiscal year 2007, a number of securities class action complaints were filed against us and certain of our officers, and purported derivative actions were also filed against certain of our current and former directors and officers. As described in Part II Item 1. Legal Proceedings of this Quarterly Report on Form 10-Q, the U.S. District Court for the Northern District of California issued a final order on February 25, 2014, approving the settlement agreement we reached with the plaintiffs in the pending securities class action case, caption In re VeriFone Holdings, Inc. Securities Litigation, pursuant to which we would pay $95.0 million, subject to certain adjustments if VeriFone was acquired on or before April 15, 2014, to the plaintiffs to settle the action, dismissing the case with prejudice and entering judgment in the action. We and our insurance carriers have deposited a total of $95.0 million into an escrow account for the settlement. One of the objectors to the settlement filed a notice of appeal to the court’s February 25, 2014 judgment and orders, but subsequently filed a motion for voluntary dismissal of the appeal with prejudice. On June 2, 2014, the U.S. Court of Appeals for the Ninth Circuit issued an order and mandate dismissing the appeal with prejudice. In fiscal year 2013, we recorded a total expense of $61.2 million for this securities class action, which represents the amount of the settlement (not including the contingent payment in case of a change of control) that we do not expect to be covered by insurance.

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

The amount of time and resources required to resolve these lawsuits is unpredictable, and defending ourselves is likely to divert management's attention from the day-to-day operations of our business, which could adversely affect our business, financial condition, and results of operations. We have in the past incurred and expect to continue to incur significant expenses in connection with these matters. Many members of our senior management team and our Board of Directors have devoted and may be required to devote additional time to our pending litigation matters. Certain of these individuals are named defendants in the litigation related to the restatement actions. If our senior management is unable to devote sufficient time in the future to developing and pursuing our strategic business initiatives and running ongoing business operations, there may be a material adverse effect on our business, financial condition and results of operations.

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

We have received, and have currently pending, third-party infringement claims and may receive additional notices of claims of infringement in the future. As we expand into other payment technologies and as competition in this area increases, it is possible that the rate at which third parties bring claims will increase. Infringement claims may cause us to incur significant costs in defending against those claims or to settle claims to avoid costly or protracted litigation even if we believe those claims are without merit. For example, in March 2008, Cardsoft, Inc. and Cardsoft (Assignment for the Benefit of Creditors), LLC commenced an infringement action against us and others. On June 8, 2012, following a jury trial in the Eastern District of Texas, Marshall Division, the jury issued a verdict against us and awarded Cardsoft infringement damages and royalties. On October 30, 2013, the court issued judgment upholding the jury’s infringement verdict and the award of damages of approximately $15.4 million. The court also granted Cardsoft pre-judgment interest, post-judgment interest and certain costs, the exact amounts of which are yet to be determined. In addition, the court ruled that there should be an ongoing royalty, but has not yet set a rate for such royalty. We have appealed the District Court’s judgment with the U.S. Court of Appeals for the Federal Circuit. Infringement claims are expensive and time consuming to defend against, regardless of the merits or ultimate outcome. Although we believe Cardsoft's claims are without merit, we have had to expend substantial time and funds to defend these claims, and we expect to continue to incur costs to defend this litigation. Similar claims may result in additional protracted and costly litigation. There can be no assurance that we will prevail in any such actions or that any license required under any such patent or other intellectual property would be made available on commercially acceptable terms, if at all. An unfavorable outcome in any such litigation, including our appeal of the district court's judgment in the Cardsoft litigation, could result in a significant judgment of damages against us, which could materially and adversely impact our operating results, financial condition and cash flows. See Note 9, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Fluctuations in currency exchange rates may adversely affect our results of operations.

A substantial portion of our business consists of sales made to customers outside the U.S. A portion of the net revenues we receive from such sales is denominated in currencies other than the U.S. dollar, primarily the British Pound, the Euro, the Swedish Krona and the Brazilian Reais, and the amount of net revenues in foreign currencies has increased with our acquisitions of Point and Hypercom. Additionally, portions of our cost of net revenues and our other operating expenses are incurred by our international operations and denominated in local currencies, primarily the Euro, Brazilian Reais, British Pound, and Swedish Krona. In particular, our net revenues, cost of net revenues and operating expenses denominated in the Euro and the Swedish Krona have increased with the Point and Hypercom acquisitions. Fluctuations in the value of these net revenues, costs and expenses as measured in U.S. dollars have historically affected our results of operations, and adverse currency exchange rate fluctuations may have a material impact in the future. Further, changes in exchange rates that strengthen the U.S. dollar could increase the price of our U.S. dollar-denominated products in the local currencies of the foreign markets we serve, making our products relatively more expensive than products that are denominated in local currencies, which could lead to a reduction in our sales and profitability in those markets. In addition, our balance sheet contains monetary assets and liabilities denominated in currencies other than the U.S. dollar, such as cash, intercompany balances, trade receivables and payables, and fluctuations in the exchange rates for these currencies could adversely affect our results of operations.

We have, to some extent, entered into foreign exchange forward contracts intended to hedge our balance sheet exposure to adverse fluctuations in exchange rates. We have also effectively priced our system solutions products in U.S. dollars in certain countries. Nevertheless, these hedging arrangements can be costly and may not always be effective, particularly in the event of imprecise forecasts of non-U.S. dollar denominated assets and liabilities. Additionally, our efforts to effectively price products in U.S. dollars may have disadvantages as they may affect demand for our products if the local currency strengthens relative to the U.S. dollar. We could be adversely affected when the U.S. dollar strengthens relative to the local currency between the time of a sale and the time we receive payment, which would be collected in the devalued local currency. Accordingly, if there is an adverse movement in one or more exchange rates, we might suffer significant losses and our results of operations may otherwise be adversely affected. Uncertainty in the global market conditions have resulted in and may continue to cause significant volatility in foreign currency exchange rates which could increase these risks. As our international operations expand, our exposure to these risks also increases.

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

Our international sales of system solutions tend to carry lower average selling prices and therefore have lower gross margins than our sales in the U.S. We also face increasing downward pressure on prices in certain international markets such as China, where competition from local low-cost vendors has increased significantly, Brazil, where competition has intensified, and India where we continue to work to expand our business. In addition, the costs associated with international trade may be higher as a result of the importation costs, duties and trade requirements or other import or export control laws and regulations imposed by some jurisdictions where we do business. As a result, any improvement in our results of operations from our international expansion will likely not be as favorable or profitable as an expansion of similar magnitude in the U.S. In addition, we are unable to predict for any future period our proportion of net revenues that will result from international sales versus sales in the U.S. Variations in this proportion from period to period may lead to volatility in our results of operations which, in turn, may depress the trading price of our stock.

We depend on a limited number of customers, including distributors and resellers, for a large percentage of our net revenues. If we do not effectively manage our relationships with them, our net revenues and operating results could suffer.

A significant percentage of our net revenues is attributable to a limited number of customers, including distributors and ISOs. For example, in the three months ended July 31, 2014, one customer accounted for 15.8% of total net revenues in our Americas reportable segment, two customers accounted for 13.7% and 12.5%, respectively, of total net revenues in our ASPAC reportable segment and one customer accounted for 11.3% of total net revenues in our EMEA reportable segment. Our net revenues are dependent in part on the timing of purchases by our large customers. If any of our large customers significantly reduces or delays purchases from us or if we are required to sell products to them at reduced prices or on other terms less favorable to us, our net revenues, profitability, cash flows and net income could be materially and adversely affected. In addition, if we are not able to adequately and timely respond to demands for new or additional products or features from any of our large customers, that customer may decide to reduce its order or not to purchase from us at all, which could have a material adverse effect on our business and results of operations.

We depend on distributors and resellers to sell a significant portion of our solutions. If we do not effectively manage our relationships with them, our net revenues and results of operations could suffer.

We sell a significant portion of our solutions through third-party resellers such as independent distributors, ISOs, value-added resellers, and payment processors. We depend on their active marketing and sales efforts. These resellers also provide after-sales support and related services to end user customers, and generally have valuable knowledge and experience with the customer base in the territories they serve. When we introduce new applications and solutions, these resellers also provide critical support for developing and supporting the custom software applications to run on our various electronic payment systems and, internationally, in obtaining requisite certifications in the markets in which they are active. Accordingly, the pace at which we are able to introduce new solutions in markets in which these resellers are active depends on the resources they dedicate to these tasks. Moreover, our arrangements with these resellers typically do not prevent them from selling products of other companies, including our competitors, and such resellers may elect to market our competitors' products and services in preference to our system solutions. In addition, we may offer similar services as those offered by certain of our resellers as we introduce our Payment-as-a-Service model. If one or more of our major resellers terminate or otherwise adversely change their relationship with us, we may be unsuccessful in replacing such relationship. The loss of any of our major resellers could impair our ability to sell our solutions and result in lower net revenues and income. It could also be time-consuming and expensive to replicate, either directly or through other resellers, the certifications and the custom applications owned by these resellers.

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

Our effective tax rate could be adversely affected by a number of factors, including shifts in the mix of pretax profits and losses by tax jurisdiction, loss or cessation of tax holidays or other tax benefits, our ability to generate tax credits, the tax impact of nondeductible compensation, and changes in accounting rules, tax laws and regulations, and related interpretations, in the jurisdictions in which we operate. The U.S., countries in the European Union and other countries where we do business have been considering changes in tax laws applicable to multinational corporations. These potential changes in tax laws could have an adverse effect on our effective tax rate.

We are subject to ongoing tax audits in various jurisdictions. Although we regularly assess the likely outcomes of such audits in order to determine the appropriateness of our tax provision, such assessments involve significant judgment and there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our net income or financial condition. We have not provided for U.S. federal and state income taxes or foreign withholding taxes that may result from future remittances of undistributed earnings of our foreign subsidiaries. Any changes to these factors could have an adverse effect on our results of operations.

We have previously received tax benefits related to our operations in Israel and Singapore. Our subsidiary in Israel (formerly Lipman) previously received tax benefits under Israeli law for capital investments that were designated as “Approved Enterprises” through October 31, 2009. To the extent that these prior year earnings are distributed or deemed distributed, our Israeli subsidiary could be required to remit corporate income tax on these earnings at the applicable rate, between 12.5% and 36.25%. In addition, our subsidiary in Singapore previously received tax benefits under the Singapore Pioneer Tax Holiday provision (the “Tax Holiday”) which expired on October 31, 2012. Our effective tax rate could be adversely affected to the extent that tax authorities in Singapore challenge our Tax Holiday.

Our business and results of operations may be adversely affected if we do not comply with legal and regulatory requirements that apply to our products, including environmental laws and regulations that regulate substances contained in products.

We may be subject to various other legal and regulatory requirements related to the manufacture and sale of our products, such as a European Union directive that places restrictions on the use of hazardous substances (RoHS and RoHS2) in electronic equipment, a European Union directive on WEEE, the European Union's REACH, and the environmental regulations promulgated by China RoHS. RoHS and RoHS2 sets a framework for producers' obligations in relation to manufacturing (including the amounts of named hazardous substances contained in products sold) and WEEE sets a framework for treatment, labeling, recovery, and recycling of electronic products in the European Union which may require us to alter the manufacturing of the physical devices that include our solutions and/or require active steps to promote recycling of materials and components. REACH imposes chemicals regulation and controls including requirements for registration of chemicals on the European Union market. In addition, similar legislation could be enacted in other jurisdictions, including in the U.S. where many states have already enacted state-level programs and requirements for recycling of certain electronic goods. In addition, climate change legislation in the U.S. is a significant topic of discussion and may generate federal or other regulatory responses in the near future. If we do not comply with environmental law and regulations, we may suffer a loss of revenue, be unable to sell in certain markets or countries, be subject to penalties and enforced fees, and/or suffer a competitive disadvantage. Customers may impose certain requirements or levels of compliance due to these regulations and programs that may increase our costs of doing business. Furthermore, the costs to comply with RoHS, RoHS2, WEEE, REACH and China RoHS, or with current and future environmental and worker health and safety laws may have a material adverse effect on our business, results of operations and financial condition.

In 2012, the SEC adopted rules pursuant to Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act requiring disclosure of the use of certain minerals that are mined from the Democratic Republic of Congo and adjoining countries. We filed our first report under the disclosure requirement in June 2014 for the 2013 calendar year. Because our supply chain is complex, in preparation of such report, we were dependent on the implementation of diligence procedures we put in place to determine the sources of conflict minerals that may be used or are necessary to the production of our products and, if applicable, potential changes to products, processes or sources of supply in response to the findings resulting from such verification activities, as well as information provided by many of our suppliers. To the extent the information we received from our suppliers is inaccurate or inadequate or our processes in obtaining such information do not satisfy the SEC's diligence requirements, we may be unable to sufficiently verify the origins of conflict minerals used in our products and could face reputational risks. In addition, we have incurred and expect to continue to incur costs associated with complying with these disclosure requirements, including for conducting diligence procedures. Moreover, these rules could adversely affect the sourcing, supply and pricing of materials used in our products, particularly if the number of suppliers offering minerals identified as “conflict minerals” that are sourced from locations other than the Democratic Republic of Congo and adjoining countries is limited. We may also suffer reputational harm if we determine that certain of our products contain minerals not determined to be conflict-free yet are unable to alter our products, processes or sources of supply to avoid such materials.

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

On the other hand, our business also benefits from changes in industry standards and government regulations as well as technological changes, which are large drivers of customer upgrade cycles. For example, if EMV standards are required in the U.S., as currently anticipated, we expect that our business could benefit as customers move to upgrade their systems. Nevertheless, if these or other standards are not implemented on the timeline we expect, or at all, or if they are implemented but we cannot deliver products that comply with these standards in a timely manner or at all, our business will suffer. If customers do not continue to upgrade their terminals due to technological changes or changes in standards or government regulations, demand for our offerings could reach a saturation point, which would adversely affect our results of operations.

We may suffer losses due to credit card fraud or similar fraudulent activities.

We are expanding our service solutions offerings. Some of our service solutions offerings include our services as a payment processor of credit card transactions for merchants. We may be subject to losses in the provision of such services in the event of credit card fraud or other fraudulent activities or errors in connection with such transactions. As we expand such service solutions offerings, we increase our exposure to such risks, and our business, results of operations and financial condition may be negatively impacted by such loss. Further, the occurrence of fraud perpetrated on our solutions may result in negative publicity and user sentiment which could harm our brand and reputation and impair our ability to retain or attract users of our solutions.

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

Changes to our management and strategic business plan and restructuring activities may cause uncertainty regarding the future of our business, and may adversely impact employee hiring and retention, our stock price, our customer relationships, and our results of operations and financial condition.

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

We may not successfully implement our transformation initiatives or fully realize the anticipated benefits from our restructuring efforts.

We are in the process of implementing a number of strategic, transformation initiatives intended to redefine our global product management process and portfolio, re-engineer our research and development function and improve our cost structure. As part of these transformation initiatives, in the second and third quarters of fiscal year 2014, our management approved restructuring plans to better align our business organization, operations and product lines to achieve long-term sustainable growth and value, including through workforce reduction and facility consolidations. We cannot assure you that we will be able to successfully implement our transformation initiatives. Further, our ability to achieve the anticipated benefits, including the anticipated levels of cost savings and efficiency, of such transformation initiatives and the restructuring plans within expected timeframes is subject to many estimates and assumptions, which are, in turn, subject to significant economic, market, competitive and other uncertainties, some of which are beyond our control. Further restructuring or reorganization activities may also be required in the future beyond what is currently planned, which could further enhance the risks associated with these activities. There is no assurance that we will successfully implement, or fully realize the anticipated positive impact of, our transformation initiatives and the restructuring plans, in the timeframes we desire or at all.

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

Components such as application specific integrated circuits, or ASICs, microprocessors, wireless modules, modems, and printer mechanisms that are necessary to manufacture and assemble our systems are sourced either directly by us or on our behalf by our contract manufacturers from a variety of component suppliers selected by us. Certain of the components are specifically customized for use in our products and are obtained from sole source suppliers on a purchase order basis. Disruptions to the business, financial stability or operations, including due to strikes, labor disputes or other disruptions to the workforce, of our suppliers, and particularly sole source suppliers, may also impact the availability of components to us in the quantities or within the timeframe we require. Any prolonged component shortage could materially and adversely affect our business and results of operations. Component shortages have resulted in increased costs for certain components and continued cost increases, particularly for critical components, could negatively impact our gross margins and profitability. If our suppliers are unable or unwilling to deliver the quantities that we require within the timeframe that we require, we would be faced with a shortage of critical components. We also experience from time to time an increase in the lead time for delivery of some of our key components. We may not be able to find alternative sources in a timely manner if suppliers of our key components become unwilling or unable to provide us with adequate supplies of these key components when we need them or if they increase their prices. If we are unable to obtain sufficient key required components, or to develop alternative sources if and as required in the future, or to replace our component and factory tooling for our products in a timely manner if they are damaged or destroyed, we could experience delays or reductions in product shipments. This could harm our relationships with our customers and cause our net revenues to decline. Even if we are able to secure alternative sources or replace our tooling in a timely manner, our costs could increase. Any of these events could adversely affect our results of operations.

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

Terrorist attacks, war, and international political instability may disrupt our ability to generate net revenues. Such events may negatively affect our ability to maintain net revenues and to develop new business relationships. Because a substantial and growing part of our net revenues is derived from sales and services to customers outside of the U.S. and we have our electronic payment systems manufactured outside the U.S., terrorist attacks, war, and international political instability anywhere may decrease international demand for our products and inhibit customer development opportunities abroad, disrupt our supply chain, and impair our ability to deliver our electronic payment systems, which could materially and adversely affect our net revenues or results of operations. Economic and political instability, particularly in the Middle East or OPEC member countries, may also disrupt the production or supply of fuel which could increase our costs related to shipment and distribution of our products. Any of these events may also disrupt global financial markets and precipitate a decline in the price of our stock. See also "Continuing political instability in Ukraine, sanctions against Russia, and Russia's response to those sanctions, could materially adversely affect our business, results of operations and financial condition" and "We have significant operations in Israel and therefore our results of operations may be adversely affected by political or economic instability or military operations in or around Israel."

Natural or man-made disasters, business interruptions and health epidemics could delay our ability to receive or ship our products, or otherwise disrupt our business.

Our worldwide operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, health epidemics, and other natural or man-made disasters or business interruptions. The occurrence of any of these business disruptions could seriously harm our business, our revenue and financial condition, and increase our costs and expenses. If our manufacturers' or warehousing facilities are damaged or destroyed, we would be unable to distribute our products on a timely basis, which could harm our business. Our corporate headquarters, and a portion of our research and development activities, are located in California, and other critical business operations and some of our suppliers are located in California and Asia, near major earthquake faults. Certain key servers and information systems as well as a shared services center are located in Florida, which has in the past experienced major hurricanes and similar extreme weather. Any disruption of our operations in these areas could materially affect our operations and harm our business. In addition, we increasingly rely on our computer systems and servers to conduct our business. For example, much of our order fulfillment process is automated and the order information is stored on our servers. If our computer systems and servers are impaired or cease functioning, even for a short period, our ability to serve our customers and fulfill orders would be disrupted and our net revenues could be materially and adversely affected. Moreover, if our computer information systems or communication systems, or those of our vendors or customers, are subject to hacker attacks or other disruptions, our business could suffer. Although we have systems and facilities in place to run back-up operations in case of a business interruption, these systems and facilities are not yet all fully redundant and we are still in the process of formalizing a comprehensive disaster recovery plan. In addition, our back-up operations may be inadequate and our business interruption insurance may not be enough to compensate us for any losses that may occur, which could adversely affect our business, results of operations and financial condition, as well as harm our reputation, and could cause our stock price to decline significantly.

Risks Related to Our Capital Structure

Our secured credit facility contains restrictive and financial covenants. If we are unable to comply with these covenants, we will be in default. A default could result in the acceleration of our outstanding indebtedness, which would have an adverse effect on our business and stock price.

We have senior secured credit facilities pursuant to a credit agreement (the "Credit Agreement") consisting of a Term A loan facility of $600.0 million (the "Term A Loan"), a Term B loan facility of $200.0 million (the "Term B Loan") and a revolving credit facility permitting borrowings of up to $500.0 million. As of July 31, 2014, we had outstanding loan balances of $928.0 million under the Credit Agreement.

Our Credit Agreement contains customary covenants that require maintenance of certain specified financial ratios and restricts the ability of certain of our subsidiaries to make certain distributions with respect to their capital stock, prepay other debt, encumber their assets, incur additional indebtedness, make capital expenditures above specified levels, engage in certain business combinations, or undertake various other corporate activities. Therefore, as a practical matter, these covenants restrict our ability to engage in or benefit from such activities. Further, VeriFone, Inc. must limit its leverage ratio and maintain its interest coverage ratio at or above specified thresholds. In addition, we have, in order to secure our repayment obligations under the Credit Agreement, pledged a substantial amount of our assets and properties. This pledge may reduce our operating flexibility because it restricts our ability to dispose of these secured assets or engage in other transactions that may be beneficial to us.

If we are unable to comply with the covenants in our Credit Agreement, we will be in default, which could result in the acceleration of our outstanding indebtedness. If acceleration occurs, we may not be able to repay our debt and we may not be able to borrow sufficient additional funds to refinance our debt. In addition, under the terms of the Credit Agreement, increases in our leverage ratio could result in increased interest rates and, therefore, higher debt service costs. If we were to default in performance under the Credit Agreement, we may pursue an amendment or waiver from our lenders, but there can be no assurance that the lenders would grant such an amendment or waiver and, in light of current credit market conditions, any such amendment or waiver requested is likely to be on terms, including additional fees, as well as increased interest rates and other more stringent terms and conditions that would be materially disadvantageous to us.

See Note 7. Financings, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding our Credit Agreement.

Our indebtedness and debt service obligations under our Credit Agreement are substantial and may adversely affect our cash flow, cash position, and stock price.

Our outstanding indebtedness and debt service obligations are substantial. As of July 31, 2014, we had total indebtedness outstanding of $928.0 million related to the Credit Agreement. The outstanding principal balance of the Term A Loan is required to be repaid in quarterly installments of the following percentages of the original balance outstanding under the Term A Loan: 1.25% for each quarter from the quarter ending September 30, 2014 through the quarter ending June 30, 2016; 2.50% for each quarter from the quarter ending September 30, 2016 through the quarter ending June 30, 2019, with the balance being due at maturity on July 8, 2019. The outstanding principal balance of the Term B Loan is required to be repaid in equal quarterly installments of 0.25% of the original balance outstanding under the Term B Loan, with the balance being due at maturity on July 8, 2021. Outstanding amounts may also be subject to mandatory prepayment with the proceeds of certain asset sales and debt issuances and, in the case of the Term B Loan only, from a portion of annual excess cash flows (as determined in the Credit Agreement) depending on our total net leverage ratio. See Note 7, Financings, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a schedule of the principal payments due under our financings.

We intend to fulfill our debt service obligations from existing cash and cash from our investments and operations. A substantial portion of our cash balances and cash generated from operations are held by our foreign subsidiaries. If we decide to distribute or use such cash and cash equivalents outside those foreign jurisdictions, including a distribution to the U.S. we may be subject to additional taxes or costs. In the future, if we are unable to generate or raise additional cash sufficient to meet our debt service obligations and need to use more of our existing cash than planned or to liquidate investments in order to fund these obligations, we may have to delay or curtail the development and/or the sales and marketing of new payment systems as well as dividends, capital expenditures, investments, and acquisitions. If we are unable to generate sufficient cash flows or other sources of liquidity to meet our debt service requirements, our lenders may declare a default on the Credit Agreement which could result in the termination of commitments under the Credit Agreement, the declaration that all outstanding loans are immediately due and payable in whole or in part, and the requirement of cash collateral deposits in respect of outstanding letters of credit.

Interest rates applicable to our debt are expected to fluctuate based on economic and market factors that are beyond our control. In particular, all of the outstanding debt under our Credit Agreement has a floating interest rate. Although we have entered into a swap arrangement that converted the floating interest rate to a fixed interest rate for an aggregate principal amount of $500 million under the Credit Agreement through March 2015, any significant increase in market interest rates, and in particular the short-term LIBOR rates, could result in a significant increase in interest expense on the portion of our debt not covered by such swap arrangement and during periods after the expiration of such swap arrangement, which could negatively impact our net income and cash flows.

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

Deterioration in the U.S. and international capital markets has in the past had an adverse effect on certain of our financial transactions, and the credit crisis in the U.S. that began in 2008 continues to result in some softness in the U.S. credit markets. If financial institutions that have extended credit commitments to us, including under the Credit Agreement, or have entered into hedge, insurance or similar transactions with us, are adversely affected by the conditions of the U.S. and international capital markets, they may become unable to fund borrowings under their credit commitments to us or otherwise fulfill their obligations under the relevant transactions, which could have a material and adverse impact on our financial condition and our ability to borrow additional funds, if needed, for working capital, capital expenditures, acquisitions, and other corporate purposes.

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

10.1†
Amendment and Restatement Agreement, dated as of July 8, 2014, by and among VeriFone, Inc., VeriFone Intermediate Holdings Inc., the other Loan Parties party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed as an exhibit to the Registrant's Current Report on Form 8-K, filed July 10, 2014.

*	Filed herewith.

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
Marc E. Rothman
Executive Vice President and Chief Financial Officer
Date: September 4, 2014

EXHIBIT INDEX

Exhibit Number	Description

10.1†
Amendment and Restatement Agreement, dated as of July 8, 2014, by and among VeriFone, Inc., VeriFone Intermediate Holdings Inc., the other Loan Parties party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed as an exhibit to the Registrant's Current Report on Form 8-K, filed July 10, 2014.
*	Filed herewith.

**
XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.